Form 10-Q
period 1999-09-30
UNION BANKSHARES INC
filed 1999-11-18
CIK 706863

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q

            (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                                     OR

           ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ending:    September 30, 1999

                 Commission file number:____________________

                           UNION BANKSHARES, INC.

                        VERMONT            03-0283552

                                P.O. BOX 667
                                 MAIN STREET
                           MORRISVILLE, VT   05661

               Registrant's telephone number:    802-888-6600

Former name, former address and former fiscal year, if changed since last
report:    Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  [X]      No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1999:

      Common Stock, $2 par value                2,038,140 shares


                           UNION BANKSHARES, INC.
                              TABLE OF CONTENTS

PART 1   FINANCIAL INFORMATION

Financial Statements
  Union Bankshares, Inc. Consolidated Balance Sheet                       3
  Consolidated Statement of Income - Year to Date                         4
  Consolidated Statement of Income - Quarter                              5
  Consolidated Statement of Changes in Stockholder's Equity               6
  Consolidated Statement of Cash Flows                                    7
Notes to Financial Statements                                             9

Management's Discussion and Analysis of Financial Condition
 and Results of Operations                                               12

PART II  OTHER INFORMATION

      Item 5  INCREASE IN UNION'S AUTHORIZED COMMON STOCK                28
      Item 6  EXHIBITS AND REPORTS ON FORM 8-K                           28

Signatures                                                               28


                    Union Bankshares, Inc. and Subsidiary
                           Statement of Condition
                                 (Unaudited)

                                                         September 30    December 31    September 30
(Dollars in Thousands)                                       1999            1998           1998
                                                         ------------    -----------    ------------

Assets
  Cash and due from banks                                  $  7,341        $  6,772       $  5,878
  Federal funds sold and overnight deposits                   1,654           4,876          5,232
                                                           ---------------------------------------
      Total cash and cash equivalents                         8,995          11,648         11,110

  Interest bearing deposits                                   2,083           1,873          1,889
  Securities available-for-sale                              39,851          38,411         34,839
  Federal Home Loan Bank stock                                  642             626            626
  Loans held for sale                                        13,301           7,400          5,729

  Loans                                                     126,026         126,321        121,362
    Unearned loan fees                                         (247)           (282)          (313)
    Allowance for loan losses                                (1,819)         (1,805)        (1,864)
                                                           ---------------------------------------
      Loans, net                                            123,960         124,234        119,185
                                                           ---------------------------------------
  Accrued interest receivable                                 1,429           1,382          1,215
  Bank premises and equipment, net                            2,370           2,646          2,630
  Other real estate owned, net                                   34             525            373
  Other assets                                                3,308           2,417          2,386
                                                           ---------------------------------------
      Total assets                                         $195,973        $191,162       $179,982
                                                           =======================================

Liabilities and Stockholders' equity:

Liabilities:
  Deposits:
    Demand, non-interest bearing                           $ 26,507        $ 24,682       $ 23,087
    Now accounts                                             24,044          25,011         21,438
    Money market and savings                                 66,046          59,337         54,355
    Time deposits, $100,000 and over                         41,842          43,861         42,789
    Other time deposits                                      11,297           9,626         10,079
                                                           ---------------------------------------
      Total deposits                                        169,736         162,517        151,748

  Borrowed funds                                              1,906           4,538          4,572
  Accrued interest and other liabilities                      2,904           2,832          3,011
                                                           ---------------------------------------
      Total liabilities                                     174,546         169,887        159,331
                                                           ---------------------------------------

Stockholders' equity:
  Common stock, $2 par value; 2,400,000 shares
   authorized; 2,272,100 shares issued at 9/30/99,
   2,268,100 issued at 12/31/98, and 2.264,100 shares
   issued at 9/30/98                                          4,544           4,536          4,528
  Paid-in capital and surplus                                   878             849            821
  Retained earnings                                          18,021          17,031         16,479
  Treasury stock at cost (233,960 shares
   at 9/30/99, 12/31/98 and 9/30/98                          (1,592)         (1,592)        (1,592)
  Accumulated other comprehensive income                       (424)            451            415
                                                           ---------------------------------------
      Total stockholders' equity                             21,427          21,275         20,651
                                                           ---------------------------------------
      Total liabilities and stockholders' equity           $195,973        $191,162       $179,982
                                                           =======================================

          See accompanying notes to unaudited financial statements


                    Union Bankshares, Inc. and Subsidiary
                      Consolidated Statements of Income
                                 (Unaudited)

                                                       September 30    September 30
(Dollars in Thousands)                                     1999            1998
                                                       ------------    ------------

Interest income:
  Interest and fees on loans                            $   9,083       $   9,239
  Interest and dividends on investment securities           1,787           1,506
  Interest on federal funds sold                              153             190
  Interest on interest bearing deposits                        94              50
                                                        -------------------------
                                                           11,117          10,985
                                                        -------------------------

Interest expense:
  Interest on deposits                                      4,114           4,176
  Interest on federal funds purchased                           1               0
  Interest on borrowed funds                                  170             154
                                                        -------------------------
                                                            4,285           4,330
                                                        -------------------------

      Net interest income                                   6,832           6,655
Provision for loan losses                                      63             100
                                                        -------------------------
Net interest income after provision for loan losses         6,769           6,555

Noninterest income:
  Trust department income                                       7               6
  Service fees                                              1,292           1,236
  Security gains                                                0              21
  Gain on sale of loans                                        52             191
  Other                                                        (5)             28
                                                        -------------------------
                                                            1,346           1,482
                                                        -------------------------

Noninterest expense:
  Salaries and wages                                        2,162           2,073
  Pension and other employee benefits                         475             539
  Occupancy expense, net                                      282             274
  Equipment expense                                           502             433
  Other operating expense                                   1,459           1,233
                                                        -------------------------
                                                            4,880           4,552
                                                        -------------------------

  Income before income tax expense                          3,235           3,485
Income tax expense                                            900           1,034
                                                        -------------------------
  Net income                                            $   2,335       $   2,451
                                                        =========================

Earnings per common share                               $    1.15       $    1.21
                                                        =========================

Weighted average number of common
 shares outstanding                                     2,036,851       2,031,091
                                                        =========================

          See accompanying notes to unaudited financial statements


                    Union Bankshares, Inc. and Subsidiary
                      Consolidated Statements of Income
                         For the Third Quarter Ended
                                 (Unaudited)

                                                       September 30    September 30
(Dollars in Thousands)                                     1999            1998
                                                       ------------    ------------

Interest income:
  Interest and fees on loans                            $   3,125       $   3,363
  Interest and dividends on investment securities             589             201
  Interest on federal funds sold                               66              83
  Interest on interest bearing deposits                        34              20
                                                        -------------------------
                                                            3,814           3,667
                                                        -------------------------

Interest expense:
  Interest on deposits                                      1,408           1,348
  Interest on federal funds purchased                           0               0
  Interest on borrowed funds                                   54              68
                                                        -------------------------
                                                            1,462           1,416
                                                        -------------------------

      Net interest income                                   2,352           2,251
Provision for loan losses                                       0              25
                                                        -------------------------
Net interest income after provision for loan losses         2,352           2,226

Noninterest income:
  Trust department income                                       0               0
  Service fees                                                446             395
  Security gains                                                0              65
  Gain on sale of loans                                         7              53
  Other                                                       (39)              7
                                                        -------------------------
                                                              414             520
                                                        -------------------------

Noninterest expense:
  Salaries and wages                                          733             713
  Pension and other employee benefits                         166             144
  Occupancy expense, net                                       98              84
  Equipment expense                                           154             156
  Other operating expense                                     507             453
                                                        -------------------------
                                                            1,658           1,550
                                                        -------------------------

  Income before income tax expense                          1,108           1,196
Income tax expense                                            302             367
                                                        -------------------------

  Net income                                            $     806       $     829
                                                        =========================

Earnings per common share                               $    0.40       $    0.41
                                                        =========================

Weighted average number of common
 shares outstanding                                     2,038,140       2,030,586
                                                        =========================

          See accompanying notes to unaudited financial statements


                    Union Bankshares, Inc. and Subsidiary
          Consolidated Statements of Changes in Stockholders Equity
                                 (Unaudited)

                                                                                   Accumulated
                                             Paid-in                                  Other            Total
                                   Common    Capital      Retained    Treasury    Comprehensive    Stockholders'
(Dollars in Thousands)             Stock     & Surplus    Earnings     Stock      Income (Loss)        Equity
                                   ------    ---------    --------    --------    -------------    -------------

Balance, December 31, 1997         $4,528      $820       $15,247     $(1,548)        $ 321           $19,368

Net income                                                  2,451                                       2,451
Net unrealized holding gain on
 securities available-for-sale,
 net of tax                                                                              94                94

Comprehensive income                                                                                    2,545
                                                                                                      -------

Cash dividends declared                 0         0        (1,219)          0             0            (1,219)
Treasury stock purchased                0         0             0         (44)            0               (44)
Exercise of stock option                0         1             0           0             0                 1
                                   --------------------------------------------------------------------------
Balance, September 30, 1998        $4,528      $821       $16,479     $(1,592)        $ 415           $20,651
                                   ==========================================================================

Balance, December 31, 1998         $4,536      $849       $17,031     $(1,592)        $ 451           $21,275

Net income                                                  2,335                                       2,335
Net unrealized holding gain on
 securities available-for-sale,
 net of tax                                                                            (875)             (875)

Comprehensive income                                                                                    1,460
                                                                                                      -------

Cash dividends declared                 0         0        (1,345)          0             0            (1,345)
Treasury stock purchased                0         0             0           0             0                 0
Exercise of stock option                8        29             0           0             0                37
                                   --------------------------------------------------------------------------
Balance, September 30, 1999        $4,544      $878       $18,021     $(1,592)        $(424)          $21,427
                                   ==========================================================================


                    Union Bankshares, Inc. and Subsidiary
                    Consolidated Statement of Cash Flows
                                 (UNAUDITED)

                                                          September 30    September 30
(Dollars in Thousands)                                        1999            1998
                                                          ------------    ------------

Cash Flows From Operating Activities
  Net Income                                                   2,335           2,451
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation                                                 406             354
    Provision for loan losses                                     63             100
    Provision (credit)  for deferred income taxes                 19             (60)
    Amortization, net                                             74              61
    Write-downs of OREO                                           18              21
    Decrease in unamortized loan fees                            (35)             (6)
    (Increase) decrease in loans held for sale                (5,849)            657
    (Decrease) increase in accrued interest receivable           (47)            121
    Increase in other assets                                    (109)           (200)
    Increase (decrease) in income taxes payable                   61             (10)
    Increase (decrease) in accrued interest payable             (149)             39
    Increase in other liabilities                                183             227
    Gain on securities                                             0             (21)
    Gain on sale of loans                                        (52)           (191)
    Gain (loss) on sale of OREO                                    3             (35)
                                                            ------------------------
      Net cash provided by operating activities               (3,079)          3,508

Cash Flows From Investing Activities
  Interest bearing deposits
    Maturities and redemptions                                   788             297
    Purchases                                                   (998)         (2,186)
  Securities available for sale
    Maturities and redemptions                                11,046           7,113
    Purchases                                                (13,886)        (13,836)
  Purchase of Federal Home Loan Bank Stock                       (16)            (32)
  Decrease in loans, net                                         193           6,607
  Recoveries of loans charged off                                 34              60
  Purchases of premises and equipment, net                      (130)           (473)
  Proceeds from sale of OREO                                     489             404
  Investment in Ltd Partnerships                                (373)            (25)
                                                            ------------------------
      Net cash used in investing activities                   (2,853)         (2,071)

Cash Flows From Financing Activities
  Borrowings, net of repayments                               (2,632)          2,936
  Proceeds from exercise of stock options                         37               1
  Net decrease in demand, NOW, savings,
   and money market accounts                                   7,567           6,584
  Net decrease in time deposits                                 (348)        (11,633)
  Purchase of treasury stock                                       0             (44)
  Dividends paid                                              (1,345)         (1,219)
                                                            ------------------------
      Net cash provided by financing activities                3,279          (3,375)

      Decrease in cash and cash equivalents                   (2,653)         (1,938)

Cash and cash equivalents
  Beginning                                                   11,648          13,048
  Ending                                                       8,995          11,110

Supplemental Disclosure of Cash Flow Information:
  Interest Paid                                             $  4,434           4,291
                                                            ========================
  Income Taxes Paid                                         $  1,102        $    820
                                                            ========================


                           UNION BANKSHARES, INC.

                       NOTES TO FINANCIAL STATEMENTS:

Note 1.

The accompanying interim consolidated financial statements of Union Bankshares, Inc. (the Company) are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information contained herein have been made. Certain amounts reported in prior periods have been reclassified for comparative purposes. This information should be read in conjunction with the Company's 1998 Annual report and Form S-4.

Note 2.  Merger Agreement

In February 1999, the Company entered into an Affiliation Agreement with Citizens Savings Bank and Trust Company (Citizens), a Vermont commercial bank based in St. Johnsbury with assets of $102 million at September 30, 1999. A combination in which Citizens will become a subsidiary of Union, but will keep its separate name and banking franchise is proposed. Union will become a two-bank holding company that will own all the stock of Citizens and of Union Bank. On the closing date of the merger, each share of common stock of Citizens outstanding immediately prior to the merger will be converted into the right to receive 6.5217 shares of Union common stock. The proposed affiliation does not affect the rights and privileges of the Company's stockholders and has no affect on outstanding stock options. However, certain directors and officers of Union and Citizens have interests in connection with the merger that are different from the interests of the shareholders generally and this is detailed in the joint Proxy statement/prospectus dated October 13, 1999.

The merger is expected to be accounted for as a pooling of interests. The Company expects to close the merger, which is subject to stockholder and regulatory approvals, in the last two months of 1999. The combined entity will record non-deductible merger charges of approximately $325 to $400 thousand on a pre-tax basis in connection with the merger. Union has recorded $191 thousand year-to-date in 1999 and $24 thousand for the year 1998.

Note 3.  Investment Securities

Investment securities available-for-sale consist of the following at:

                                        September 30, 1999             December 31, 1998
                                    --------------------------    --------------------------
                                     Amortized         Fair        Amortized         Fair
                                       Cost           Value          Cost           Value
                                     ---------        -----        ---------        -----

U.S. Government, Agency
 and Corporation securities         $23,895,631    $23,604,972    $23,840,131    $24,027,417
State and Political Subdivisions      5,116,557      4,876,609      3,654,676      3,654,761
Corporate debt securities            10,923,991     10,592,176      9,675,549      9,791,328
Marketable Equity securities            558,125        777,897        558,125        937,591
                                    --------------------------------------------------------
                                    $40,494,304    $39,851,654    $37,728,481    $38,411,097
                                    ========================================================

Included in the caption "U.S. Government, Agency and Corporation securities" are mortgage-backed securities with a carrying amount of $6,057,221 and $5,182,188 at September 30, 1999 and December 31, 1998,
respectively.

Note 4.  Loans

The following table shows information on the composition of Union's loan portfolio, including loans held for sale, as of September 30, 1999 and December 31, 1998.

                                  September 30,    December 31,
Loan Type                             1999             1998
---------                         -------------    ------------
                                      (dollars in thousands)

Real Estate
  Residential                       $ 56,612         $ 53,913
  Commercial                          48,802           47,477
  Construction                         7,419            6,790
Other Commercial                       7,770            8,822
Consumer installment                   5,903            5,813
Home equity loans - Open ended         2,734            3,201
Term Federal Funds Sold                  -0-            1,000
Municipal and other                   10,087            6,705
                                    -------------------------
      Total loans                    139,327          133,721
Less: Unearned income                   (247)            (282)
Allowance for loan losses             (1,819)          (1,805)
                                    -------------------------
      Loans, net                    $137,261         $131,634
                                    =========================

Commercial and mortgage loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balances of commercial and mortgage loans serviced for others were $52,541,670 and $54,917,137 at September 30, 1999 and December 31, 1998, respectively.

Note 5.  Borrowed Funds

Borrowings from the Federal Home Loan Bank of Boston (FHLB) for the period ended September 30, 1999 and the year ended December 31, 1998 were as follows:

                                                       1999          1998
                                                       ----          ----

Community Investment Program
  6.10% note payable in monthly installments
   of $8,727, including interest, through
   January 24, 2014                                 $      -0-    $1,028,569

  6.10% note payable in monthly installments
   of $4,636, including interest, through
   January 24, 2014                                        -0-       546,427

Option Advances
  6.06% note payable in monthly installments
   of $11,178 including interest, through
   May 6, 2008                                         905,935       963,273

Community Investment Program "Plus"
  5.01% term borrowing maturing June 25, 2008        1,000,000     1,000,000

  5.66% term borrowing maturing February 4, 2003           -0-     1,000,000
                                                    ------------------------
                                                    $1,905,935    $4,538,269
                                                    ========================

Principal maturities of borrowed funds as of September 30, 1999 are as follows:


         1999           $   26,362
         2000               81,813
         2001               86,896
         2002               92,782
         2003               98,601
         Thereafter      1,519,481
                        ----------
                        $1,905,935
                        ==========

Note 6.  Commitments and Contingencies

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, after consulting with the Company's legal counsel, any liability resulting from such proceedings would not have a material adverse effect on the Company's financial statements.

Note 7  Nonowner Changes in Equity

The Company reports nonowner changes in equity in accordance with SFAS No. 130, "Reporting Comprehensive Income." Nonowner changes in equity consist of net income and of unrealized gains and losses on securities available for sale. The Company has reported nonowner changes in equity for the nine months ended September 30, 1999 and 1998 in the accompanying consolidated statement of changes in stockholder's equity on a net-of-tax basis. The changes in unrealized gain (loss) on securities available for sale have been presented net of reclassification adjustments related to net securities gains (losses) that were realized from sales of such securities during the respective periods. These unrealized gains (losses), on an after-tax basis, amounted to ($874,675) and $95,058 for the nine months ended September 30, 1999 and 1998, respectively. Tax provisions (benefits) related to these unrealized gains (losses) were ($450,590) and $48,969 for the nine months ended September 30, 1999 and 1998, respectively.

Note 8  Earnings Per Share

Earnings per common share amounts are computed based on the weighted average number of shares of common stock outstanding during the period (retroactively adjusted for stock dividends) and reduced for shares held in Treasury. The assumed conversion of available stock options does not result in material dilution.


       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

                                   GENERAL

The following discussion and analysis provides information regarding Union Bankshares, Inc.'s (Union's) financial position as of September 30, 1999 and 1998, and as of December 31, 1998, and its results of operations for the quarters and the nine months ended September 30, 1999 and 1998. This discussion should be read in conjunction with the information in this document under Financial Statements and related notes and with other financial data appearing elsewhere in this filing. In the opinion of Union's management, the unaudited interim data reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly present Union's consolidated financial position and results of operations to be expected for a full fiscal year. Management is not aware of the occurrence of any events after September 30, 1999, which would materially affect the information presented below. This discussion and analysis updates, and should be read in conjunction with Management's Discussion and Analysis included in the October 13, 1999 joint Proxy statement/prospectus to Stockholders of Union Bankshares, Inc. (the Company).

On February 16, 1999 the Company and Citizens Savings Bank & Trust Co. (Citizens) entered into an Affiliation Agreement pursuant to which Union Bankshares, Inc will acquire Citizens. Under the terms of this agreement, each outstanding share of Citizens common stock will be converted into the right to receive 6.5217 shares of the Company's stock. The merger is intended to constitute a tax-free reorganization for federal income tax purposes and to be accounted for as a pooling of interest. At September 30, 1999, Citizens had total assets of $102 million and total stockholder's equity of $10.9 million. The transaction, which is subject to stockholder and regulatory approval, is expected to be completed in the last two months of 1999. Additional information with respect to this merger can be found in Note 2 to the Financial Statements and in the joint Proxy statement/prospectus of October 13, 1999.

The Company may from time to time make written or oral statements that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include financial projections, statements of plans and objectives for future operations, estimates of future economic performance and assumptions relating thereto. The Company may include forward-looking statements in its filings with the Securities and Exchange Commission, in its reports to stockholders, including this Quarterly Report, in other written materials, and in statements made by senior management to analysts, rating agencies, institutional investors, representatives of the media and others.

By their very nature, forward-looking statements are subject to uncertainties, both general and specific, and risk exists that predictions, forecasts, projections and other estimates contained in forward-looking statements will not be achieved. Also when we use any of the words "believes," "expects," "anticipates" or similar expressions, we are making forward-looking statements. Many possible events or factors could affect the future financial results and performance of our company. This could cause results or performance to differ materially from those expressed in our forward-looking statements. The possible events or factors that might affect our forward-looking statements include, but are not limited to, the following:

*   anticipated merger with Citizens does not occur
*   uses of monetary, fiscal and tax policy by various governments
* political, legislative or regulatory developments in Vermont or the United States including changes in laws concerning taxes, banking and other aspects of the financial services industry
* developments in general economic or business conditions, including interest rate fluctuations, market fluctuations and perceptions, and inflation
* changes in the competitive environment for financial services organizations
*   the Company's ability to retain key personnel
* changes in technology including efforts to address the Year 2000 issue, demands for greater automation and systems integration of Citizens
* timely integration of Citizens after the merger, unanticipated lower revenues, higher merger-related charges, loss of customers or business, or higher operating expenses
*   adverse changes in the securities market

When relying on forward-looking statements to make decisions with respect to the Company, investors and others are cautioned to consider these and other risks and uncertainties.

                            RESULTS OF OPERATIONS

The Company's net income for the quarter ended September 30, 1999 was $806 thousand, compared with net income of $829 thousand for the third quarter of 1998. Net income per share was $.40 for the third quarter of 1999 compared to $.41 for the same quarter of 1998.

Net income for the first nine months of 1999 was $2.335 million, compared with $2.451 million for the same period in 1998. Net income per share was $1.15 for the first nine months of 1999 compared to $1.21 for the comparable period in 1998.

Net Interest Income.   The largest component of Union's operating income is
net interest income, which is the difference between interest and dividend income received from interest-earning assets and the interest expense paid on its interest-bearing liabilities.

Yields Earned and Rates Paid. The following tables show, for the periods indicated, the total amount of income recorded from interest-earning assets, and the related average yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and average rates, and the relative net interest spread and net interest margin. All yield and rate information is calculated on an annualized basis. Yield and rate information for a period is average information for the period, and is calculated by dividing the income or expense item for the period by the average balances of the appropriate balance sheet item during the period. Net interest margin is net interest income divided by average interest-earning assets. Nonaccrual loans are included in asset balances for the appropriate periods, but recognition of interest on such loans is discontinued and any remaining accrued interest receivable is reversed, in conformity with federal regulations. The yields and net interest margins appearing in the following tables have been calculated on a pre-tax basis:

                                                              Nine months ended September 30,
                                            ------------------------------------------------------------------
                                                         1999                               1998
                                            -------------------------------    -------------------------------
                                                        Interest    Average                Interest    Average
                                            Average     Earned/     Yield/     Average     Earned/     Yield/
                                            Balance       Paid       Rate      Balance       Paid       Rate
                                            -------     --------    -------    -------     --------    -------
                                                                  (dollars in thousands)

Average Assets:
  Federal funds sold                        $  4,275    $   153      4.76%     $  4,706    $   190      5.37%
  Interest bearing deposits                    2,251         94      5.55%        1,269         50      5.24%
  Investments (1) (2)                         40,819      1,787      6.12%       31,984      1,506      6.40%
  Loans, net (1), (3)                        132,306      9,083      9.28%      128,903      9,239      9.76%
                                            ----------------------------------------------------------------
Total interest-earning assets (1)           $179,651    $11,117      8.41%     $166,862    $10,985      8.96%

Cash and due from banks                        6,141                              5,563
Premises and equipment                         2,505                              2,593
Other assets                                   3,415                              2,041
                                            --------                           --------
      Total assets                          $191,712                           $177,059
                                            ========                           ========

Average Liabilities and
 Shareholders' Equity:
  NOW accounts                              $ 22,693    $   370      2.17%     $ 19,679    $   349      2.36%
  Savings and money market accounts           62,652      1,674      3.55%       52,066      1,427      3.65%
  Certificates of deposit                     54,705      2,070      5.03%       59,114      2,400      5.40%
  Borrowed funds                               4,006        171      5.68%        3,434        154      5.96%
                                            ----------------------------------------------------------------
      Total interest-bearing liabilities    $144,056    $ 4,285      3.96%     $134,293    $ 4,330      4.29%

Non-interest bearing deposits                 23,462                             20,618
Other liabilities                              2,928                              2,276
                                            --------                           --------
      Total liabilities                      170,446                            157,187

Shareholders' equity                          21,266                             19,872
                                            --------                           --------
      Total liabilities and
       shareholders' equity                 $191,712                           $177,059
                                            ========                           ========
Net interest income (1)                                 $ 6,832                            $ 6,655

Net interest spread (1)                                              4.45%                              4.67%

Net interest margin (1)                                              5.24%                              5.51%

--------------------
<F1>  Average yield reported on a tax-equivalent basis.
<F2>  The average balance of investments is calculated using the amortized cost basis.
<F3>  Net of unearned income and allowance for loan loss.

Union's net interest income increased by $177 thousand, or 2.66%, to $6.83 million for the nine months ended September 30, 1999, from $6.65 million for the nine months ended September 30, 1998. This increase was primarily due to the lower cost of interest-bearing liabilities as a result of lower interest rates paid on deposits and an increase in investment assets. The net interest spread decreased by 22 basis points to 4.45% for the nine months ended September 30, 1999, from 4.67% for the nine months ended September 30, 1998. The net interest margin for the 1999 period decreased by 27 basis points to 5.24% from 5.51% for the 1998 period. This is an improvement of 4 basis points on a year-to-date basis since the end of the second quarter and is mainly due to retaining loans held for sale in our portfolio and the payoff of some long term borrowings with Federal Home Loan Bank of Boston.

Rate/Volume Analysis. The following tables describe the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected Union's interest income and interest expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to:

*  changes in volume (change in volume multiplied by prior rate);
*  changes in rate (change in rate multiplied by prior volume); and
*  total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

                                            Nine Months Ended September 30, 1999 Compared
                                              to Nine Months Ended September 30, 1998
                                            ---------------------------------------------
                                                 Increase/(Decrease) Due to Change In
                                                   Volume        Rate        Net
                                                   ------        ----        ---
                                                       (dollars in thousands)

Interest-earning assets:
  Federal funds sold                               $ (17)      $ (20)      $ (37)
  Interest bearing deposits                           39           5          44
  Investments                                        335         (54)        281
  Loans, net                                         319        (475)       (156)
                                                   -----------------------------
      Total interest-earning assets                  676        (544)        132
                                                   -----------------------------

Interest-bearing liabilities:
  NOW accounts                                     $  53       $ (32)      $  21
  Savings and money market accounts                  290         (43)        247
  Certificates of deposit                           (179)       (151)       (330)
  Borrowed funds                                      26          (9)         17
                                                   -----------------------------
      Total interest-bearing liabilities             190        (235)        (45)
                                                   -----------------------------
Net change in net interest income                  $ 486       $(309)      $ 177
                                                   =============================

Interest and Dividend Income. Union's interest and dividend income increased by $132,000, or 1.20%, to $11.1 million for the nine months ended September 30, 1999, from $11.0 million for the nine months ended September 30, 1998. Average earning assets increased by $12.8 million, or 7.66%, to $179.7 million for the nine months ended September 30, 1999, from $166.9 million for the nine months ended September 30, 1998. Average loans approximated $132.3 million for the nine months ended September 30, 1999 up from $128.9 million for the nine months ended September 30, 1998.
Increases in construction and real estate secured loans were offset by a decrease in average municipal loans. Decreases in loan interest rates and the volume of municipal loans mainly accounted for the decrease in loan interest income of $156,000 or 1.7%.

The average balance of investment securities (including mortgage-backed securities) increased by $8.8 million, or 27.6%, to $40.8 million for the nine months ended September 30, 1999, from $32.0 million for the nine months ended September 30, 1998. The average level of federal funds sold and interest bearing deposits increased by $549,000, or 9.2%, to $6.5 million for the nine months ended September 30, 1999, from $6.0 million for the nine months ended September 30, 1998. This increase in the average balances of investment securities, federal funds sold, and interest bearing deposits resulted in an increase in interest income on these interest-earning assets of $234,000 or 13%, and reflects increased investment activity due largely to an increase in average deposits combined with lower loan demand and a lower interest rate environment which means we keep the average life of investments purchased shorter.

Interest Expense. Union's interest expense decreased by $45,000, or 1.0%, to $4.29 million for the nine months ended September 30, 1999, from $4.33 million for the nine months ended September 30, 1998. Average interest-bearing liabilities increased by $9.8 million, or 7.3% to $144.1 million for the nine months ended September 30, 1999, from $134.3 million for the nine months ended September 30, 1998. Average time deposits decreased $4.4 million, or 7.5%, to $54.7 million for the nine months ended September 30, 1999, from $59.1 million for the nine months ended September 30, 1998, while the average balances for NOW, money markets, and savings accounts increased by $13.6 million to $85.3 million for the nine months ended September 30, 1999, from $71.7 million for the nine months ended September 30, 1998. Lower interest rates prevailed for all deposit types for the current year.

Noninterest Income. Union's noninterest income decreased $136,000, or 9.2%, to $1.35 million for the nine months ended September 30, 1999, from $1.48 million for the nine months ended September 30, 1998. The results for the period reflected a net gain of $52.2 thousand from the sale of loans and securities compared to a net gain of $211.9 thousand from these sales during the first nine months of 1998. This change can be explained by management's decision to retain in portfolio a higher percentage of loans and securities that could be sold due to the dropping interest rate environment and the reinvestment rates available. Other noninterest income and service fees (sources of which include deposit and loan fees, ATM fees, and safe deposit fees) increased by $56,000, or 4.5%, to $1.29 million for the nine months ended September 30, 1999, from $1.24 million for the nine months ended September 30, 1998. Trust income was relatively unchanged between the first nine months of 1999, compared to 1998, at $7,000 and $6,000, respectively.

Noninterest Expense. Union's noninterest expense increased $328,000, or 7.2%, to $4.9 million for the nine months ended September 30, 1999, from $4.6 million for the nine months ended September 30, 1998. Salaries increased $89,000, or .4.3%, to $2.16 million for the nine months ended September 30, 1999, from $2.07 million for the nine months ended September 30, 1998, reflecting normal salary activity. Pension and employee benefits decreased $64 thousand or 11.9% to $475 thousand for the nine months ended September 30, 1999, from $539 thousand for the nine months ended September 30, 1998 mainly due to the maturing of the non-qualified deferred compensation agreements. Office occupancy increased $8 thousand, or 2.9%, to $282,000 for the nine months ended September 30, 1999, from $274,000 for the nine months ended September 30, 1998. Equipment expense increased $69 thousand to $502 thousand for the nine months ended September 30, 1999, from $433 thousand for the same period in 1998 primarily resulting from increased depreciation cost on computer equipment and software purchases which are depreciated as an expense over a time period of three to five years.

During the nine months ended September 30, 1999, Union incurred approximately $191 thousand of expenses related to the merger, including legal and advisory fees compared to $9 thousand during the three quarters of 1998.

Income Tax Expense. Union's income tax expense decreased by $134,000, or 13.0%, to $900,000 for the nine months ended September 30, 1999, from $1.03 million for the comparable period of 1998 because of the low income housing and historic rehabilitation credits that are available to us for the 1999 tax year due to our partnership investment in a low income housing project sponsored by Housing Vermont in our market area.

Quarter Ended September 30, 1999 Compared to Quarter Ended September 30, 1998. Interest and Dividend Income. Union's interest and dividend income increased by $14,000, or 4.0%, to $3.8 million for the quarter ended September 30, 1999, from $3.7 million for the quarter ended September 30, 1998. Average earning assets increased by $19.1 million, or 11.4%, to $186.4 million for the quarter ended September 30, 1999, from $167.4 million for the quarter ended September 30, 1998. Average loans increased by $14 million, or 11.2%, to $138.7 million for the quarter ended September 30, 1999, from $124.7 million for the quarter ended September 30, 1998.
The change was attributable to increases in residential loans, $3.8 million or 7.6% to $53.6 million from $48.8 million, commercial loans, $4.4 million or 7.5% to $62.8 million from $58.4 million, construction loans, $3.9 million or 149% to $6.6 million from $2.7 million, and municipal loans, $1.7 million or 26.7% to $9.5 million from $7.8 million. The average balance of investment securities (including mortgage-backed securities) increased by $11.5 million, or 32.9%, to $46.4 million for the quarter ended September 30, 1999, from $34.9 million for the quarter ended
September 30, 1998.   The average level of federal funds sold and interest
bearing deposits for the quarter ended September 30, 1999, decreased by $159 thousand, or 2.1%, to $7.5 million, from $7.7 million for the quarter ended September 30, 1998. The increase between the quarters continues to reflect the strong economic conditions of the area and our continuing deposit growth.

Interest Expense. Union's interest expense increased by $46,000, or 3.2%, to $1.46 million for the quarter ended September 30, 1999 from $1.41 million for the comparable quarter in 1998. Average interest-bearing liabilities increased by $17.4 million or 11.3% to $171.6 million for the quarter ended September 30, 1999, from $154.1 million for the quarter ended September 30, 1998. Average time deposits increased $701 thousand, or 1.3%, to $55.1 million for the quarter ended September 30, 1999, from $54.4 million for the quarter ended September 30, 1998, while the average balances for NOW, money markets, and savings accounts increased by $14.7 million, or 20.0%, to $88.1 million for the quarter ended September 30, 1999, from $73.4 million for the quarter ended September 30, 1998. The average rates paid on interest-bearing liabilities dropped an average of 50 basis points on time deposits and 25 basis points on non-time deposits between the periods which was offset by the large growth in total deposits.

Noninterest Income. Noninterest income decreased $106,000, or 20.4%, to $414,000 for the quarter ended September 30, 1999, from $520,000 for the quarter ended September 30, 1998. The third quarter results for 1998 reflected net gains of $65,000 from the sale of securities versus $0 for 1999. Additionally, gains on sales of loans for the quarter decreased approximately $46,000 to $7,000 during 1999 as compared to $53,000 during 1998 due to Management's decision to retain a greater portion of Loans Held for Sale in our portfolio for the time being. Service fees rose $31,000 or 7.8% for the quarter ending September 30, 1999 to $446,000 from $395,000 for the comparable period in 1998. The net loss on sale or writedown of OREO properties was $15,000 for the third quarter of 1999 compared to a net gain of $4,500 in the same quarter of 1998. Trust income was relatively unchanged.

Noninterest Expense. Noninterest expense increased $108,000, or 7.0%, to $1.7 million for the quarter ended September 30, 1999, from $1.55 million for the quarter ended September 30, 1998. Salaries and employee benefits increased $42,000, or 4.9%, to $899,000 for the quarter ended September 30, 1998, from $857,000 for the comparable quarter of 1998, reflecting a slight increase in normal salary and benefit costs. Office occupancy and equipment expense increased $12,000, or 5.0%, to $252,000 for the quarter ended September 31, 1999, from $240,000 for the quarter ended September 30, 1998. This increase was due primarily to a decrease in rental income offsetting our occupancy expense. Depreciation and maintenance contract expense on computers and software increased as a result of purchases made during the last twelve months. Other operating expenses increased by $54,000, or 11.9%, to $507,000 for the quarter ended September 30, 1999, from $453,000 for the quarter ended September 30, 1998, as a result of increases in supply costs, ATM expenses, debit card costs, Business Manager program costs and Vermont franchise taxes.

Income Tax Expense. Income tax expense decreased by $65,000, or 17.7%, to $302,000 for the quarter ended September 30, 1999, from $367,000 for the comparable quarter in 1998. This decrease reflects the low-income housing and historic rehabilitation tax credit anticipated in 1999 of $54,000 offset by. the decrease in the amount of Union's taxable income which was minimal due to non-deductible merger expenses of $82,000.

                             FINANCIAL CONDITION

At September 30, 1999, Union had total consolidated assets of $196 million, including net loans and loans held for sale of $137 million, deposits of $170 million and shareholders' equity of $21.4 million. Based on the most recent information published by the Vermont Banking Commissioner, in terms of total assets at December 31, 1998, Union Bank ranked as the 10th largest institution of the 26 commercial banks and savings institutions headquartered in Vermont.

Union's total assets increased by $4.8 million or 2.5% to $196.0 million at September 30, 1999 from $191.2 million at December 31, 1998. Total net loans and loans held for sale increased by $5.6 million or 4.3% to $137.3 million or 70% of total assets at September 30, 1999 as compared to $131.6 million or 68.9% of total assets at December 31, 1998, due to increases of $2.4 million in municipal loans, $1.2 million increase in construction loans, $1.0 million decrease in term federal funds sold, $2.4 million increase in loans secured by real estate. Cash and cash equivalents, including Federal funds sold, decreased approximately $2.6 million or 28.9% to $9.0 million at September 30, 1999 from $11.6 million at December 31, 1998, which was primarily attributable to an increase in loans held for sale. Total deposits increased $7.2 million or 4.4% to $169.7 million at September 30, 1999 from $162.5 million at December 31, 1998. A $6.7 million or 11.3% increase in money markets and savings accounts to $66.0 million from $59.3 million accounted for the majority of the increase. Total borrowings decreased approximately $2.6 million to $1.9 million at September 30, 1999 from $4.5 million at December 31, 1998.

Total equity increased by $152,000 or 0.7% to $21.43 million at September 30, 1999 from $21.27 million at December 31, 1998 as a result of an increase of $875,000 in the net unrealized holding loss on securities available-for-sale and dividend payments of $1,345,000 which were offset with net income of $2,335,000 and the exercise of employee stock options for $37,000.

Loan Portfolio. Union's loan portfolio primarily consists of adjustable- and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. As of September 30, 1999, Union's loan portfolio totaled $139.3 million, or 71.1%, of assets, of which $59.3 million, or 42.6% of gross loans, consisted of residential mortgages, and $48.8 million, or 35.0%, of total loans consisted of commercial real estate loans. As of such date, Union's loan portfolio also included $7.4 million of real estate construction loans, $7.8 million of commercial loans, $10.1 million of municipal loans, and $5.9 million of consumer loans representing, in order, 5.3%, 5.6%, 7.2%, and 4.2% of total loans outstanding on September 30, 1999. (See Footnote 4 to the Financial Statements for a more complete breakdown of the loan portfolio)

Union originates and sells residential mortgages into the secondary market, with most such sales made to the Federal Home Loan Mortgage Corporation (FHLMC). Union services a $99.1 million residential mortgage portfolio, approximately $39.7 million of which is serviced for unaffiliated third parties at September 30, 1999. Additionally, Union originates commercial loans under various SBA programs that provide an agency guarantee for a portion of the loan amount. Union will typically sell the guaranteed portion of the loan to other financial concerns and will retain servicing rights, which generates fee income. Union capitalizes mortgage servicing rights on these fees and recognizes gains and losses on the sale of the principal portion of these notes as they occur.

Total loans have increased $5.6 million or 4.3% since December 31, 1998. Approximately 60% of this increase is due to management's decision to, for the time being, hold in portfolio loans that could be sold on the secondary market. This strategy will increase our interest margin and combined with our increased deposit base has not affected our liquidity adversely. The remainder of the increase is due to the higher volume of municipal loans as a result of increased demand and extension of our market area in this particular type of loan.

Asset Quality. Union, like all financial institutions, is exposed to certain credit risks related to the value of the collateral that secures its loans and the ability of borrowers to repay their loans. Management closely monitors Union's loan and investment portfolios and other real estate owned for potential problems on a periodic basis and reports to Union's Board of Directors at regularly scheduled meetings.

Union had loans on nonaccrual status totaling $383,000 at September 30, 1999, $117,000 at December 31, 1998 and $233,000 at September 30, 1998.
Interest income not recognized on such loans amounted to approximately $79 thousand and $54 thousand for the nine months ended September 30, 1999 and 1998, respectively and $43,000 for the year ended December 31, 1998.

Union had $1.76 million and $1.28 million in loans past due 90 days or more and still accruing at September 30, 1999 and December 31, 1998, respectively. At September 30, 1999, Union had internally classified certain loans totaling $3,169,074. In management's view, such loans represent a higher degree of risk and could become nonperforming loans in the future. While still on a performing status, in accordance with Union's credit policy, loans are internally classified when a review indicates any of the following conditions making the likelihood of collection highly questionable:

*   the financial condition of the borrower is unsatisfactory;
*   repayment terms have not been met;
* the borrower has sustained losses that are sizable, either in absolute terms or relative to net worth;
*   confidence is diminished;
*   loan covenants have been violated;
*   collateral is inadequate; or
*   other unfavorable factors are present.

At September 30, 1999, Union had acquired by foreclosure or through repossession real estate worth $34,000, consisting of commercial property, undeveloped land and a residential home.

Allowance for Loan Losses. Some of Union's loan customers ultimately do not make all of their contractually scheduled payments, requiring Union to charge off the remaining principal balance due. Union maintains an allowance for loan losses to absorb such losses. The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. While Union allocates the allowance for loan losses based on the percentage category to total loans, the portion of the allowance for loan losses allocated to each category does not represent the total available for future losses which may occur within the loan category since the total allowance for possible loan losses is a valuation reserve applicable to the entire portfolio.

The following table reflects activity in the allowance for loan losses for the nine months ended September 30, 1999 and 1998.

                                        Nine Months Ended,
                                           September 30
                                      ----------------------
                                       1999           1998
                                       ----           ----
                                      (dollars in thousands)

Balance at the beginning of period    $1,805         $1,794
Charge-offs:
  Real Estate                              8             15
  Commercial                              26             30
  Consumer and other                      49             45
                                      ---------------------
      Total charge-offs                   83             90
                                      ---------------------

Recoveries:
  Real Estate                              2            -0-
  Commercial                               9             31
  Consumer and other                      23             29
                                      ---------------------
      Total recoveries                    34             60
                                      ---------------------

Net charge-offs                          (49)           (30)
Provision for loan losses                 63            100
                                      ---------------------
Balance at end of period              $1,819         $1,864
                                      =====================

The following table shows the breakdown of Union's allowance for loan loss by category of loan and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

                                                   September 30,         December 31,
                                                        1999                 1998
                                                 -----------------    -----------------
                                                         (dollars in thousands)
                                                 Amount    Percent    Amount    Percent
                                                 ------    -------    ------    -------

Real Estate
  Residential                                    $  422     23.2%     $  305     16.9%
  Commercial                                        722     39.7%        733     40.6%
  Construction                                       74      4.1%         68      3.8%
Other Loans
  Commercial                                        139      7.6%        133      7.4%
  Consumer installment                               91      5.0%         87      4.8%
  Home equity loans                                  20      1.1%         24      1.3%
  Municipal, Other and Unallocated                  351     19.3%        455     25.2%
                                                 ------------------------------------
      Total                                      $1,819    100.0%     $1,805    100.0%
                                                 ====================================
Ratio of Net Charge Offs to Average Loans (1)               0.05%                0.06%
                                                            ----                 ----
Ratio of Allowance for Loan Losses to Loans                 1.37%                1.35%
                                                            ----                 ----

--------------------
<F1>  Annualized

Investment Activities At September 30, 1999, the reported value of investment securities available-for-sale was $39.9 million or 20.3% of its assets. Union had no securities classified as held-to-maturity or trading securities. The reported value of securities available-for-sale at September 30, 1999, reflects a negative valuation adjustment of $642,650. The offset of this adjustment, net of income tax effect, was a $424,150 decrease in Union's other comprehensive income component of shareholders' equity and an increase in net deferred tax assets of $218,500.

The following table shows, as of September 30, 1999, the amortized cost of Union's debt obligations maturing within the stated period.

                                                         At September 30, 1999
                                                               Maturities
                                       ----------------------------------------------------------
                                        Within       One to       Five to       Over        Total
                                       One Year    Five Years    Ten Years    Ten Years     Cost
                                       --------    ----------    ---------    ---------     -----
                                                         (dollars in thousands)

Securities available-for-sale:
  U.S. Government, Agency
   and Corporation securities           $6,505       $ 8,238      $ 3,000       $  -0-     $17,743
  Mortgage-backed securities               -0-         2,318        1,867        1,968       6,153
  State and political subdivisions          25            61        3,527        1,503       5,116
  Corporate debt securities                -0-         5,479        3,300        2,145      10,924
  Marketable equity securities             -0-           -0-          -0-          558         558
                                        ----------------------------------------------------------
      Total investment securities       $6,530       $16,096      $11,694       $6,174     $40,494
                                        ==========================================================
Fair Value                              $6,536       $15,985      $11,201       $6,129     $39,851
                                        ==========================================================

Deposits. The following table shows information concerning Union's deposits by account type, and the weighted average nominal rates at which interest was paid on such deposits as of September 30, 1999 and December 31, 1998:

                                        Nine Months Ended, September 30        Year Ended December 31,
                                                      1999                              1998
                                        -------------------------------    ------------------------------
                                                             (dollars in thousands)
                                                   Percent                            Percent
                                        Average    of Total    Average     Average    of Total    Average
                                        Amount     Deposits    Rate        Amount     Deposits    Rate
                                        -------    --------    -------     -------    --------    -------

Non-certificate deposits:
  Demand deposits                       $ 23,462     14.35%                $ 21,289     13.91%
  Now accounts                            22,693     13.88%     2.17%        20,680     13.51%     2.38%
  Money Markets                           38,243     23.39%     4.23%        29,084     19.01%     4.44%
  Savings and other                       24,409     14.93%     2.49%        24,428     15.96%     2.72%
                                        ------------------                 ------------------
      Total non-certificate deposits     108,807     66.55%                  95,481     62.39%
                                        ------------------                 ------------------

Certificates of deposit:
  Less than $100,000                      43,665     26.70%     4.99%        43,958     28.73%     5.34%
  $100,000 and over                       11,040      6.75%     5.19%        13,590      8.88%     5.70%
                                        ------------------                 ------------------
Total certificates of deposit             54,705     33.45%                  57,548     37.61%
                                        ------------------                 ------------------
Total deposits                          $163,512    100.00%     3.35%       153,029    100.00%     3.64%
                                        ===============================================================

The following table sets forth information regarding the amounts of Union's certificates of deposit in amounts of $100,000 or more at September 30,1999 and December 31, 1998 that mature during the periods indicated:

                         September 30, 1999    December 31, 1998
                         ------------------    -----------------
                                 (dollars in thousands)

      Within 3 months          $ 2,539               $1,169
      3 to 6 months              1,064                5,715
      6 to 12 months             7,185                1,435
      Over 12 months               509                1,307
                               -------               ------
                               $11,297               $9,626
                               =======               ======

Borrowings. Borrowings from the Federal Home Loan Bank of Boston were $4.5 million at December 31, 1998 at a weighted average rate of 5.75%. During the second and third quarter of 1999, some of the borrowings with a weighted average rate of 5.93% were repaid due to the prevailing interest rate environment and low pre-payment penalties. The combination of the low point in our normal liquidity cycle and paying off these long-term notes combined to result in short term liquidity borrowing during the third quarter of 1999. These new borrowings were all repaid prior to the close of the third quarter 1999. The remaining long-term notes totaling $1.9 million at September 30, 1999 have a weighted average rate of 5.51%. (See Footnote 5 to the Financial Statements for details.)

Other Financial Considerations

Market Risk and Asset and Liability Management. Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. Union's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. Union does not have any market risk sensitive instruments acquired for trading purposes. Union attempts to structure its balance sheet to maximize net interest income while controlling its exposure to interest rate risk. Union's Asset/Liability Committee formulates strategies to manage interest rate risk by evaluating the impact on earnings and capital of such factors as current interest rate forecasts and economic indicators, potential changes in such forecasts and indicators, liquidity, and various business strategies. Union's Asset/Liability Committee's methods for evaluating interest rate risk include an analysis of Union's interest-rate sensitivity "gap", which provides a static analysis of the maturity and repricing characteristics of Union's entire balance sheet, and a simulation analysis, which calculates projected net interest income based on alternative balance sheet and interest rate scenarios, including "rate shock" scenarios involving immediate substantial increases or decreases in market rates of interest.

Union's Asset/Liability Committee meets at least weekly to set loan and deposit rates, make investment decision, monitor liquidity and evaluate the loan demand pipeline. Deposit runoff is monitored daily and loan prepayments evaluated monthly. Union historically has maintained a substantial portion of its loan portfolio on a variable rate basis and plans to continue this ALM strategy in the future. The investment portfolio is all classified as available for sale and the modified duration is relatively short. Union does not utilize any derivative products or invest in any "high risk" instruments.

Our interest rate sensitivity analysis (simulation) as of December 1998 for a flat rate environment projected a Net Interest Income of $6.836 million for the first nine months of 1999 compared to actual results of $6.768 million or a .1% difference. Net income was projected to be $2.681 million compared to actual results of $2.334 million. Of the $347 thousand difference, $191 thousand is merger-related expense at the holding company level, which was not included in our analysis as they are unusual, one time
expenses.   A portion of the remaining difference was due to a strategic decision to, at this time, hold loans available for sale within our portfolio, thus decreasing loan servicing fees and gains on sale of loans during the first nine months of the year, resulting in lower Other Income than anticipated. Our salary expense is up 1.54% or $33 thousand above budget and our health insurance costs are up 10% or $13 thousand. We also incurred higher than anticipated administrative costs for supply and printing expenses. Return on Assets was projected to be 1.85% and actual results were 1.63%. Return on Equity was projected to be 17.01% compared to actual of 14.68%. The lower results of these two ratios is based on lower net income as explained above and higher average balances than anticipated.

The Company generally requires collateral or other security to support financial instruments with credit risk. As of September 30, 1999, the contract or notional amount of financial instruments whose contract amount represents credit risk were as follows:


Commitments to extend credit                                  $18,092,440
                                                              -----------
Standby letters of credit and commercial letters of credit    $   841,338
                                                              -----------
Credit Card arrangements                                      $ 1,232,365
                                                              -----------
Home Equity Lines of Credit                                   $ 2,687,341
                                                              -----------

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Interest Rate Sensitivity "Gap" Analysis. An interest rate sensitivity "gap" is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market interest rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

Union prepares its interest rate sensitivity "gap" analysis by scheduling interest-earning assets and interest-bearing liabilities into periods based upon the next date on which such assets and liabilities could mature or reprice. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except that:

* adjustable-rate loans, securities, and FHLB advances are included in the period when they are first scheduled to adjust and not in the period in which they mature;

* fixed-rate mortgage-related securities reflect estimated prepayments, which were estimated based on analyses of broker estimates, the results of a prepayment model utilized by Union, and empirical data;

* fixed-rate loans reflect scheduled contractual amortization, with no estimated prepayments; and

* NOW, money markets, and savings deposits, which do not have contractual maturities, reflect estimated levels of attrition, which are based on detailed studies by Union of the sensitivity of each such category of deposit to changes in interest rates.

Management believes that these assumptions approximate actual experience and considers them reasonable. However, the interest rate sensitivity of Union's assets and liabilities in the tables could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.

The following tables show Union's rate sensitivity analysis as of September 30, 1999:


                                                                    September 30, 1999
                                                                Cumulative repriced within
                                               -----------------------------------------------------------
                                               3 Months     4 to 12       1 to 3       3 to 5       Over 5
                                               or Less      Months        Years        Years        Total         Total
                                               --------     -------       ------       ------       ------        -----
                                                              (dollars in thousands, by repricing date)

Interest sensitive assets:
  Federal Funds Sold                           $ 1,654      $   -0-      $   -0-      $   -0-      $   -0-      $  1,654
  Interest bearing deposits                        324          694        1,065          -0-          -0-         2,083
  Investments available for sale (1)             1,666        5,410       10,110        5,731       16,156        39,073
  FHLB Stock                                       -0-          -0-          -0-          -0-          642           642
  Loans (fixed and adjustable rate)             45,026       27,403       12,834       18,510       35,554       139,327
                                               -------------------------------------------------------------------------
      Total interest sensitive assets          $48,670      $33,507      $24,009      $24,241      $52,352      $182,779
                                               -------------------------------------------------------------------------

Interest sensitive liabilities:
  Certificates of deposit                      $13,076      $31,558      $ 7,713      $   792      $   -0-      $ 53,139
  Money markets                                 30,541          -0-          -0-          -0-       12,653        43,194
  Regular savings                                1,188          -0-          -0-          -0-       21,664        22,852
  Now accounts                                   9,327          -0-          -0-          -0-       14,717        24,044
  Borrowed funds                                    26           79          212          212        1,377         1,906
                                               -------------------------------------------------------------------------
      Total interest sensitive liabilities     $54,158      $31,637      $ 7,925      $ 1,004      $50,411      $145,135
                                               -------------------------------------------------------------------------

Net interest rate sensitivity gap               (5,488)       1,870       16,084       23,237        1,941        37,644
Cumulative net interest rate
 sensitivity gap                                (5,448)      (3,618)      12,466       35,703       37,644
Cumulative net interest rate
 sensitivity gap as a
 percentage of total assets                      (2.80)%      (1.85)%       6.36%       18.22%       19.21%
Cumulative interest sensitivity gap
 as a percentage of total
 interest-earning assets                         (3.00)%      (1.98)%       6.82%       19.53%       20.60%
Cumulative net interest earning
 assets as a percentage of
 cumulative interest-bearing
 liabilities                                     (3.78)%      (2.49)%       8.59%       24.60%       25.94%

--------------------
<F1>  Investments available for sale exclude marketable equity securities with a fair value of $778,000 which may be sold by Union at any time.

Simulation Analysis. In its simulation analysis, Union uses computer software to simulate the estimated impact on net interest income and capital under various interest rate scenarios, balance sheet trends, and strategies. These simulations incorporate assumptions about balance sheet dynamics such as loans and deposit growth, product pricing, changes in funding mix, and asset and liability repricing and maturity characteristics. Based on the results of these simulations, Union is able to quantify its interest rate risk and develop and implement appropriate strategies.

The following chart reflects the results of our latest simulation analysis for each of the next three year ends on Net Interest Income, Net Income, Return on Assets, Return on Equity and Capital Value. The projection utilizes a rate shock of 150 basis points from the current prime rate of 8.25%, this is the highest internal slope monitored and shows the best and worse scenarios analyzed. This slope range was determined to be the most relevant during this economic cycle.


                           UNION BANKSHARES, INC.
                  INTEREST RATE SENSITIVITY ANALYSIS MATRIX
                             SEPTEMBER 30, 1999
                               (in thousands)

                                                              Return    Return
                                                                on        on
Year             Prime    Net Interest    Change     Net      Assets    Equity    Capital    Change
Ending           Rate        Income         %       Income      %         %        Value       %
------           -----    ------------    ------    ------    ------    ------    -------    ------

December-99      9.75        8,852         1.19     3,616      1.87     17.03    14,236      (26.06)
                 8.25        8,748         0.00     3,547      1.83     16.71    19,254        0.00
                 6.75        8,644        (1.19)    3,477      1.80     16.40    24,835       28.99

December-00      9.75        9,649         5.39     3,979      1.96     17.64    14,652      (24.22)
                 8.25        9,155         0.00     3,645      1.80     16.33    19,335        0.00
                 6.75        8,665        (5.35)    3,314      1.64     15.01    24,528       26.85

December-01      9.75       10,429         7.14     4,448      2.10     18.26    14,603      (24.12)
                 8.25        9,735         0.00     3,978      1.88     16.76    19,244        0.00
                 6.75        9,053        (7.00)    3,517      1.67     15.23    24,395       26.77

Liquidity. Liquidity is a measurement of Union's ability to meet potential cash requirements, including ongoing commitments to fund deposit withdrawals, repay borrowings, fund investment and lending activities, and for other general business purposes. Union's principal sources of funds are deposits, amortization and prepayment of loans and securities, maturities of investment securities and other short-term investments, sales of securities available-for-sale, and earnings and funds provided from operations. In addition, as a member of the FHLB, Union has access to preapproved lines of credit up to 6.89% of total assets. Under the terms of the Community Investment Program "Plus", the Company has unadvanced funds available of $10,159,094. This funding commitment expires January 13, 2000.

In addition, the Company maintains an IDEAL Way Line of Credit with the Federal Home Loan Bank of Boston which approximates 2% of the Bank's assets. The total line available was $3,356,000 as of September 30, 1999 and December 31, 1998, respectively. Total borrowings against this line of credit were $-0- at September 30, 1999 and December 31, 1998. Interest on these borrowings is chargeable at a rate determined by the Federal Home Loan Bank and payable monthly. Should the Company utilize this line of credit, qualified portions of the loan and investment portfolios would collateralize these borrowings.

While scheduled loan and securities payments and FHLB advances are relatively predictable sources of funds, deposit flows and prepayments on loans and mortgage-backed securities are greatly influenced by general interest rates, economic conditions, and competition. Union's liquidity is actively managed on a daily basis, monitored by the Asset/Liability Committee, and reviewed periodically with the Board of Directors. Union's Asset/Liability Committee sets liquidity targets based on Union's financial condition and existing and projected economic and market conditions. The committee measures Union's marketable assets and credit available to fund liquidity requirements and compares the adequacy of that aggregate amount against the aggregate amount of Union's sensitive or volatile liabilities, such as core deposits and time deposits in excess of $100,000, term deposits with short maturities, and credit commitments outstanding. The committee's primary objective is to manage Union's liquidity position and funding sources in order to ensure that it has the ability to meet its ongoing commitment to its depositors, to fund loan commitments, and to maintain a portfolio of investment securities. Since many of the loan commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Union management monitors current and projected cash flows and adjusts positions as necessary to maintain adequate levels of liquidity. Although approximately 84.4% of Union's certificates of deposit will mature within twelve months, management believes, based upon past experience, that Union will retain a substantial portion of these deposits. Management will continue to offer a competitive but prudent pricing strategy to facilitate retention of such deposits. Any reduction in total deposits could be offset by purchases of federal funds, short-term FHLB borrowings, or liquidation of investment securities or loans held for sale. Such steps could result in an increase in Union's cost of funds and adversely impact the net interest margin.

Regulatory Capital Requirements. As of September 30, 1999, the most recent notification from the FDIC categorized Union Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, Union Bank must maintain minimum a total risk-based capital ratio of 8%and Tier I risk-based capital and minimum Tier I leverage ratios of 4% each. Union's capital ratios approximate 19.00%, 17.68% and 11.15% as of September 30, 1999. There are no conditions or events since the date of the most recent notification that management believes might result in an adverse change to Union Bank's regulatory capital category. The following table shows Union's actual consolidated capital amounts and ratios against the amounts and ratios required by applicable capital adequacy guidelines and the amounts and ratios necessary to be categorized as well-capitalized:

Impact of Inflation and Changing Prices. Union's consolidated financial statements, included in this document, have been prepared in accordance with generally accepted accounting principles, which require the measurements of financial position and results of operations in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Banks have asset and liability structures that are essentially monetary in nature, and their general and administrative costs constitute relatively small percentages of total expenses. Thus, increases in the general price levels for goods and services have a relatively minor effect on Union's total expenses. Interest rates have a more significant impact on Union's financial performance than the effect of general inflation. Interest rates do not necessarily move in the same direction or change in the same magnitude as the prices of goods and services, although periods of increased inflation may accompany a rising interest rate environment.

Year 2000

The Problem. The problem relates to computer systems and applications that currently use two-digit date fields to designate a year. As the century date change occurs, date-sensitive systems could recognize the year 2000 as 1900 and potentially cause systems to process critical financial and operational information incorrectly. This would drastically affect calculations, timetables and even the ability to perform many tasks. Like other financial institutions, Union relies heavily on computers.
Management and the directors believe it is our responsibility to do everything in our control to make sure our systems perform properly in the Year 2000 and beyond.

The Plan.  Union has been working on the Year 2000 issues since 1997.
Union organized an internal Year 2000 project team, which consists of several members of senior management and a member from the Board of Directors. The committee, which has developed a Year 2000 plan for Union, meets on a weekly basis and reports to the Board of Directors on critical steps taken in the Year 2000 process. The plan describes the specific goals of the Year 2000 project and requires assessment, testing and remediation for all of our computer programs and equipment driven by computer chips and establishes a timetable for accomplishing each of the significant benchmarks. The plan also includes communication, assessment and testing with third party vendors that are critical to Union's operation and service. In addition, the plan includes assessment of Union's major customers and the credit and operational risks associated with those findings. And finally, the plan contains contingency plans and strategies, or "workarounds," in the event any important aspect of the century date change does not transition smoothly. These contingency plans include components relating to organizational matters, business impact analysis, method of validation, business resumption, training and education, liquidity considerations and public relations.

Execution of the Plan as of September 30, 1999. The summer months were spent accomplishing two primary objectives; creating a task list for the event weekend as well as identifying key employees who will monitor the bank's various systems. The goals for the remainder of 1999 include customer awareness; contingency plans and security training; closely monitoring liquidity needs; ongoing assessment of commercial borrowers' preparedness; and assessment and maintenance of hardware and software systems.

Costs. In 1998, we designated a bank officer to manage the Year 2000 project. In addition, the five other Year 2000 committee members spent a great deal of time overseeing Union's plan. The effect of this time was not additional expense, but rather a diversion from other productive endeavors. Direct Year 2000 capital expenses in 1998 were $13,522 and extra operating expenses were $12,541. Estimates for 1999 include $10,000 of capital expense and $50,000 of operating expense, of which $35,463 had been incurred as of September 30, 1999. During the first three quarters of 1999, we did not incur any direct Year 2000 capital expenses. Given our state of planning and test results to date, we expect our 1999 capital and operating expense estimates to be reasonably accurate. We do not expect Year 2000 capital and operating expenses to have a material effect on Union's financial condition.

Risks. Despite our best efforts and test results, something could go wrong. This is especially true in an industry such as ours that is so interconnected and dependent upon information technology and data transfers. A Year 2000 failure could disrupt Union's banking operations. The severity would depend on the nature and duration of the problem. If it concerned a core application or mission critical system, such failure could have an adverse effect on our operations and financial condition.

Contingencies. Union has studied what could go wrong and has developed its contingency plans to mitigate these risks and maintain operations given any number of malfunctions. For example, the operations and data processing center located at the main office in Morrisville are protected by a power generator which mitigates the risk of power outages. We have also arranged for alternative delivery methods with the Federal Reserve Bank for all electronic activity, including wire transfers and automated clearinghouse transactions. Staffing needs have been considered and key members will be located in the processing center throughout the entire weekend in order to monitor the transition to Year 2000. However, although contingency planning can help to mitigate the risks of major Year 2000 systems malfunctions, it cannot eliminate such risks entirely.

Merger Related Issues. In planning for completion of the proposed merger with Citizens during the fourth quarter of 1999, we have deemed it advisable to defer the data processing conversion of Citizens and similar information technology changeovers until the first quarter of 2000. That timetable will permit us to respond to any Year 2000 problems that may occur at year end 1999 without the added demands on staff and other resources that the data processing conversion may entail.

Summary. Year 2000 readiness is a very high priority for Union's management and Board of Directors. In developing and executing its Year 2000 plan, Union is following the guidelines that were established by the FDIC and Federal Financial Institutions Examination Council. Our results to date have been successful. However, we cannot make any certain representations that our systems and, especially, those of third parties, will function properly.


PART II  OTHER INFORMATION

ITEM 5:  INCREASE IN UNION'S AUTHORIZED COMMON STOCK

At the Union special meeting scheduled for November 19, 1999, Union's shareholders will be asked to approve an amendment to Union's Amended and Restated Articles of Association to increase the authorized common stock from 2,400,000 to 5,000,000 shares of $2.00 par value common stock. At a meeting on February 16, 1999, Union's Board of Directors voted, in conjunction with its vote to approve the Citizens merger, to recommend the proposed increase to Union's shareholders. The proposed increase is necessary to complete the merger, as Union does not have sufficient authorized but unissued shares available to issue to Citizens' shareholders at the merger conversion ratio. Therefore, unless Union's shareholders approve the proposed increase in the common stock, the merger will not be completed, even if the merger is approved by the Citizens shareholders and all other conditions to the merger have been satisfied or waived. Conversely, if the proposed increase in Union's common stock is approved, it will become effective, even if the merger is terminated or abandoned for any reason.

Union's Board of Directors believes that the proposed increase in the common stock is advisable and in the best interests of Union and its shareholders, in order to permit the merger to be completed and to provide additional shares for such other corporate purposes as the Union Board may determine from time to time to be necessary or desirable. Those additional uses for the authorized shares could include, for example, raising additional capital, making future acquisitions of banks, branches or banking related businesses or assets, attracting or retaining valuable employees through stock options and other stock-based compensation arrangements, and issuing stock in connection with stock dividends, stock splits and dividend reinvestment and stock purchase plans. Except for the shares to be issued in the Citizens merger, and shares reserved for issuance under Union's 1998 Incentive Stock Option plan (or a similar earlier plan), at this time Union has no commitments, agreements or undertakings obligating it to issue any shares to anyone.

ITEM 6:  EXHIBITS AND REPORTS IN FORM 8-K

A.  Exhibits.
    27 - Financial Data Schedule
B.  Current Reports on Form 8
    None

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Union Bankshares, Inc.

                                     /s/ Kenneth D. Gibbons
                                     ------------------------------
                                     Kenneth D. Gibbons
                                     Director and Chief Executive Officer

                                     /s/Marsha A. Mongeon
                                     ------------------------------
                                     Marsha A. Mongeon
                                     Chief Financial Officer and Treasurer