Form 10-K
period 1999-12-31
UNION BANKSHARES INC
filed 2000-03-30
CIK 706863

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-K

         (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1999

                     Commission file number:  000-28449

                           UNION BANKSHARES, INC.
                     VERMONT                  03-0283552
                                P.O. BOX 667
                                 MAIN STREET
                           MORRISVILLE, VT  05661

                Registrant's telephone number:  802-888-6600

Former name, former address and former fiscal year, if changed since last report: Not applicable

         Securities registered pursuant to section 12(g) of the Act:

                        Common Stock, $2.00 par value
                        -----------------------------
                              (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X   No
                                                   -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the last known trade price prior to March 10, 2000 was $37,310,973. (Since there is no active public trading market in the registrant's stock, this may not reflect actual market value.)

As of March 10, 2000, there were 3,029,529 shares of the registrant's $2 par value common stock issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

                                  Document                             Part
                                  --------                             ----

Annual Report to Shareholders for the year ended December 31, 1999    I, II
Proxy Statement for the 2000 Annual Meeting of Shareholders             III


                           UNION BANKSHARES, INC.
                              Table of Contents


Part I
Item 1  --- Business
Item 2  --- Properties
Item 3  --- Legal Proceedings
Item 4  --- Submission of Matters to a Vote of Security Holders

Part II
Item 5  --- Market for Registrant's Common Equity and Related Stockholder
            Matters*
Item 6  --- Selected Financial Data
Item 7  --- Management's Discussion and Analysis of Financial Condition and
            Results of Operations*
Item 7A --- Quantitative and Qualitative Disclosures about Market Risk*
Item 8  --- Financial Statements and Supplementary Data*
Item 9  --- Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosures

Part III
Item 10 --- Directors and Executive Officers of Registrant**
Item 11 --- Executive Compensation**
Item 12 --- Security Ownership of Certain Beneficial Owners and
            Management**
Item 13 --- Certain Relationships and Related Party Transactions**

Part IV
Item 14 --- Exhibits, Financial Statement Schedules and Reports on
            Form 8-K

Signatures

-------------------
[FN]
<F*>  The information required by Part II, Items 5,7,7A and 10 is incorporated herein by reference from the 1999 Annual Report to Shareholders
<F**> The information required by Part III is incorporated herein by reference from Union's Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2000.

Part I  -  Item 1    Business

General: Union Bankshares, Inc. is a two-bank holding company whose subsidiaries are Citizens Savings Bank & Trust Co. and Union Bank. It was incorporated in the State of Vermont in 1982. Citizens Savings Bank and Trust Company was chartered under Vermont law in 1887 as a State bank and is headquartered in St. Johnsbury, Vermont. Citizens became a wholly owned subsidiary of Union on November 30, 1999 through a pooling of interests but kept its separate name and banking franchise. Union Bank was organized and chartered as a Vermont bank in 1891 and became a wholly owned subsidiary of Union in 1982 upon its formation. Union and Union Bank are headquartered in Morrisville, Vermont.

Union has two definable segments that are Citizens Savings Bank & Trust Co. and Union Bank which both generally operate in the same geographic and economic environments in Northern Vermont. Citizens Savings Bank & Trust Co. has 50 full time equivalent employees while Union Bank has 98. Union, itself, does not have any paid employees.

Union's income is derived principally from interest on loans and earnings on other investments. Its primary expenses arise from interest paid on deposits and borrowings and general overhead expenses. The assets of Union have grown from $247 million to $295 million over the last five years or 19.5% while our total deposits have grown from $217 million to $258 million or 18.5% during that same period. Please refer to our schedule of Selected Financial Information, which has been restated for all periods for the pooling of interest with Citizens, at Item 6 of this annual report for further details.

The deposits of both banks are insured by the Bank Insurance Fund of the FDIC up to legal limits (generally $100,000 per depositor).

Competition: Union and its two subsidiaries face substantial competition in their market area from local commercial banks, savings banks, credit unions, and financial services affiliates of bank holding companies, as well as from national financial service providers such as mutual funds, brokerage houses, consumer finance companies and internet banks. Union anticipates continued strong competition from such financial institutions in the foreseeable future. Within Union's market area are branches of several commercial and savings banks that are substantially larger than Union. Both the subsidiary banks focus on their niche of being community banks and focus hours and modes of delivery to provide outstanding customer service. We compete for checking, savings and other deposits by offering depositors competitive rates, personal service, local area expertise, convenient locations and access, and an array of financial services and products.

The competition in originating real estate and other loans comes principally from commercial banks, mortgage banking companies and credit unions. Union competes for loan originations primarily through the interest rates and loan fees it charges, the types of loans it offers, and the efficiency and quality of services it provides. In addition to residential mortgage lending and municipal loans, Union also emphasizes commercial real estate, construction, and both conventional and SBA commercial lending. Factors that affect Union's ability to compete for loans include general and local economic conditions, prevailing interest rates including "prime" rate, and pricing volatility of the secondary mortgage markets. Union attempts to promote an increased level of personal service and expertise within the community to position itself as a lender to small to middle market business and residential customers, which tend to be under-served by larger institutions.

Management's strategy includes continued evaluation of changing market needs and design and implementation of products and services to meet those needs. The directors and management of Union intend to continue to offer products and services that will allow Union to manage responsibly the growth of its assets, while building and enhancing both shareholder value and both Citizens' and Union Bank's image as premiere Vermont community banks.

Regulation and Supervision: As Vermont-chartered commercial banks, each subsidiary is subject to regulation, examination, and supervision by the Vermont Banking Department and the FDIC. Union, as a bank holding company, is subject to regulation, examination and supervision by the Federal Reserve Board. The regulations of these authorities govern certain of the operations of Union. The following discussion summarizes the material aspects of federal and state banking laws and regulations that apply to Union, Citizens, and Union Bank:

Acquisitions and Activities. The activities of bank holding companies, such as Union, and those of companies that they control or in which they hold more than 5% of the voting stock, are limited to banking, managing or controlling banks, furnishing services to or performing services for their subsidiaries or any other activity that the Federal Reserve Board determines to be so closely related to banking or managing or to controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve Board is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public such as greater convenience, increased competition or gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. Generally, bank holding companies, such as Union, are required to obtain prior approval of the Federal Reserve Board to engage in any new activity or to acquire more than 5% of any class of voting stock of any bank or other company.

According to Federal Reserve Board policy, bank holding companies are expected to act as a source of financial strength to their subsidiary banks and to commit resources to support them. This support may be called for at times when a bank holding company may not have the required resources to provide such support.

The federal Gramm-Leach-Bliley financial modernization act ("Gramm-Leach-Bliley"), which became effective on March 11, 2000, permits eligible bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in a broader range of activities than is otherwise permissible for bank holding companies. A bank holding company is eligible to elect to become a financial holding company and to engage in activities that are "financial in nature" if each of its subsidiary banks is well capitalized for regulatory capital purposes, is well managed and has at least a satisfactory rating under the Community Reinvestment Act ("CRA"). No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incident to activities that are financial in nature, as defined by the Federal Reserve Board. Gramm-Leach-Bliley defines activities which are "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. Gramm-Leach-Bliley also contains similar provisions authorizing eligible national banks to engage indirectly through a financial subsidiary and subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory CRA rating. State-chartered banks in Vermont would have comparable powers under the state's national bank parity powers statute.

Implementation of Gramm-Leach-Bliley will likely result in structural changes to the financial services industry, the full effect of which cannot be predicted with any certainty.

Interstate Banking and Branching. With the passage of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, bank holding companies became able to acquire banks based outside their home states, generally without regard to whether the state's law would permit the acquisition. The Riegle-Neal Act also authorizes banks to merge across state lines, to create interstate branches. This provision, which was effective June 1, 1997, allowed each state an opportunity to "opt out" of interstate branching. Neither Vermont nor the contiguous states of New Hampshire, New York and Massachusetts has "opted out" of interstate branching. The Riegle-Neal Act also permits a bank to open new branches in a state in which it does not already have banking operations if the state has enacted a law permitting such de novo branching. Neither Vermont nor any of the three contiguous states has adopted legislation permitting de novo interstate branching, but all of such states except New Hampshire permits out-of-state banks or bank holding companies to acquire existing branches. Although interstate banking and branching may result in increased competitive pressures in the markets in which we operate, we also believe that they present competitive opportunities for locally owned and managed banks, such as Union and Citizens, that emphasize personal service and prompt, local decision-making.

Affiliate Restrictions. Bank holding companies and their affiliates are subject to certain restrictions under the Federal Reserve Act in their dealings with each other, such as in connection with extensions of credit, transfers of assets, and purchase of services among affiliated parties. Further, under the Federal Reserve Act and Federal Reserve Board regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in-arrangements in connection with extensions of credit or furnishing of property or services to third parties. Union, Union Bank, and Citizens are subject to these restrictions in their intercompany transactions.

Banks: The various laws and regulations applicable to Citizens and Union that are administered by the FDIC and the Vermont Banking Commissioner affect the banks' corporate practices, such as payment of dividends, incurring of debt and acquisition of financial institutions and other companies. These laws also affect their business practices, such as payment of interest on deposits, the charging of interest on loans, or the location of offices. There are no outstanding regulatory orders resulting from regulatory examinations of Union, Union Bank or Citizens.

A comprehensive recodification of Vermont's banking laws is now pending in the Vermont Legislature. If passed, the bill would modernize and streamline the laws applicable to state bank corporate practices and regulatory procedures. No prediction can be made at this time as to whether or when the recodification will be enacted, or the final form the legislation may take.

Dividend Limitations: As a holding company, Union's ability to pay dividends to its shareholders is largely dependent on the ability of its subsidiaries to pay dividends to it. Payment of dividends by Vermont-chartered banks, such as Union Bank and Citizens, is subject to applicable state and federal laws. A Vermont bank may pay dividends only if the bank's board has reviewed the bank's financial results and has found that the proposed dividend will be paid out of amounts actually earned. The Vermont Banking Commissioner may limit or condition a bank's ability to pay dividends, if the bank does not have a segregated surplus fund which, together with earned surplus, equals at least 10% of the amount of the bank's deposits and other liabilities, except surplus, capital notes and debentures. In addition, the Federal Reserve Board, the FDIC and the Vermont Banking Commissioner are authorized under applicable federal and state laws to prohibit payment of dividends that they determine would be an unsafe or unsound practice. Payment of dividends that deplete the capital of a bank or a bank holding company, or render it illiquid, could be found to be an unsafe or unsound practice.

Capital Requirements: The Federal Reserve Board, the FDIC and other federal banking regulators have issued substantially similar risk-based and leverage capital guidelines for United States Banking organizations. Those regulatory agencies are also authorized to require that a banking organization maintain capital above the minimum levels, whether because of its financial condition of actual or anticipated growth. The Federal Reserve Board's risk-based capital guidelines define a three-tier capital framework and specify three relevant capital ratios: Tier 1 Capital Ratio, a Total Capital Ratio and a "Leverage Ratio." Tier 1 Capital consists of common and qualifying preferred shareholders' equity, less certain intangibles and other adjustments. The remainder (Tier 2 and Tier 3 Capital ) consists of subordinate and other qualifying debt, preferred stock the does not qualify as Tier 1 Capital, and the allowance of credit losses up to 1.25% of risk-weighted assets.

The sum of Tier 1,Tier2 and Tier 3 Capital, less investments in unconsolidated subsidiaries, represents qualifying "Total Capital," at least 50% of which must consist of Tier 1 Capital. Risk-based capital ratios are calculated by dividing Tier 1 Capital and Total Capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories or risk weights, based primarily on relative credit risk. The minimum Tier 1 Capital Ratio is 4% and the minimum Total Capital Ratio is 8%. The Leverage Ratio is determined by dividing Tier 1 Capital by adjusted average total assets. Although the states minimum Leverage Ratio is 3%, most banking organizations are required to maintain Leverage Ratios of at least 1 to 2 percentage points above 3%.

Federal bank regulatory agencies require banking organizations that engage in significant trading activity to calculate a capital charge for market risk. Significant trading activity means trading activity of at least 10% of total assets or $1 billion, whichever is smaller, calculated on a consolidated basis for bank holding companies. Federal bank regulators may apply the market risk measure to other bank holding companies, as the agency deems necessary or appropriate for safe and sound banking practices. Each agency may exclude organizations that it supervises that otherwise meet the criteria under certain circumstances. The market risk charge will be included in the calculation of an organization's risk-based capital ratio. Neither Union, Union Bank, nor Citizens is currently subject to this special capital charge.

Federal Reserve Board policy provides that banking organizations generally, and, in particular, those that are experiencing internal growth or actively making acquisitions, will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets, such as goodwill. Furthermore, the capital guidelines indicate that the Federal Reserve Board will continue to consider a "Tangible Tier 1 Leverage Ratio" in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is calculated by dividing a banking organization's Tier 1 Capital less all intangible assets by its total consolidated quarterly average assets less all intangible assets.

The Federal Reserve Board's capital adequacy guidelines generally provide that bank holding companies with a ratio of intangible assets to tangible Tier 1 Capital in excess of 25% will be subject to close scrutiny for certain purposes, including the Federal Reserve Board's evaluation of acquisition proposals. Union does not have a material amount of intangibles in its capital base, nor was any goodwill intangible created as a result of the merger.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and requires the respective federal banking agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An "undercapitalized" bank must develop a capital restoration plan and its parent holding company must guarantee that bank's compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the bank's assets at the time it became undercapitalized or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors. In addition, FDICIA requires the various federal banking agencies to prescribe certain noncapital standards for safety and soundness related generally to operations and management, asset quality and executive compensation, and permits regulatory action against a financial institution that does not meet such standards.

The various federal banking agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the Total Capital, Tier 1 Ratio and the Leverage Ratio as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a "well capitalized" institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. An "adequately capitalized" institution must have a Tier 1 capital ratio of at least 4%, a total capital ratio of at least 8% and a leverage ratio of at least 4%, or 3% in some cases.

Community Reinvestment Act: Union Bank and Citizens are subject to the federal Community Reinvestment Act ("CRA"), which requires banks to demonstrate their commitment to serving the credit needs of low and moderate income residents of their communities. Both banks participate in a variety of direct and indirect lending programs and other investments for the benefit of the low and moderate income residents in our communities. At their last CRA compliance examinations by the FDIC, Union Bank received a rating of "outstanding" and Citizens received a rating of "satisfactory."

Deposit Insurance Premium Assessments: Under applicable federal laws and regulations, deposit insurance premium assessments to the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") are based on a supervisory risk rating system, with the most favorably rated institutions paying no premiums. The deposits of Union Bank and Citizens are insured under the BIF. As "well capitalized" institutions, both banks are presently in the most favorable deposit insurance assessment category, and pay the minimum deposit premium assessment.

FDICIA Cross-Guarantees: Under the cross-guarantee provisions of FDICIA, in some circumstances in the event of a loss suffered or anticipated by the FDIC - either as a result of a bank's insolvency or FDIC assistance provided to a bank in danger of default - the FDIC may assess the other banks in the same holding company family to recoup its losses to the deposit insurance fund.

Part I  -  Item 2    Properties

As of December 31, 1999, Union's subsidiaries operated 12 community-banking locations all of which are in Lamoille or Caledonia counties of Vermont. Eight of these branch locations are Union Bank's and four are Citizens. Together they also operate 21 automated banking machines in northern Vermont. The Company owns eight of its branch locations and leases the other branches and certain ATM premises from third parties under terms and conditions considered by management to be favorable to the Company.

Additional information relating to the Company's properties is set forth in
Note 7 to the consolidated financial statements and incorporated herein by reference.

Part I  -  Item 3    Legal Proceedings
There are no known pending legal proceedings to which Union or its subsidiaries are a party, or to which any of the properties are subject, other than ordinary litigation arising in the normal course of business activities. Although the amount of any ultimate liability with respect to such proceedings cannot be determined, in the opinion of management, based upon the opinion of counsel, any such liability will not have a material effect on the consolidated financial position of Union and its subsidiaries.

Part I  -  Item 4    Submission of Matters to a Vote of Security Holders
On November 19, 1999 a special meeting of shareholders of Union Bankshares, Inc. was held to approve an amendment to Section 7 of Union's Amended and Restated Articles of Association increasing the number of authorized shares of common stock, $2.00 par value per share, from 2,400,000 to 5,000,000. This increase was necessary in order for Union to complete the affiliation with Citizens Savings Bank & Trust Co. under the terms of an Affiliation Agreement, dated as of February 16, 1999, between Union and Citizens and a related Agreement and Plan of Merger. As of the meeting date, there were 2,038,140 shares issued and outstanding. The results of the vote taken was as follows:

      1,710,621      For
          6,950      Against
            120      Abstained
        320,449      Not voted
      ---------
      2,038,140      Total Issued and Outstanding

Part II - Item 5 Market for Registrant's Common Equity and Related Stockholder Matters

Please refer to page 63 of the Company's 1999 Annual Report to Shareholders, which page is incorporated herein by reference.

Part II  -  Item 6    Selected Financial Data

                                                 At or For The Years Ended December 31 (5)
                                         --------------------------------------------------------
                                          1999        1998        1997        1996        1995
                                         --------------------------------------------------------
Balance Sheet Data:                            (Dollars in thousands except per share data)
                                         --------------------------------------------------------

Total Assets                             $295,476    $290,129    $273,280    $255,747    $247,146
Investment Securities                      60,441      58,585      45,900      44,341      38,616
Loans, net of unearned income             209,353     202,468     201,918     189,051     182,436
Allowance for loan losses                  (2,870)     (2,845)     (2,811)     (2,844)     (2,711)
Total nonperforming loans                   4,123       2,407       4,161       4,028       2,574
Total nonperforming assets                  4,150       2,932       4,829       4,462       2,800
Other real estate owned                        27         525         668         434         226
Deposits                                  257,593     248,919     239,229     224,419     217,385
Borrowed funds                              2,872       6,084       1,636       1,693       1,747
Shareholders' equity (1)                   32,220      31,762      29,023      26,393      24,921
Income Statement Data:
Net interest and dividend income         $ 13,743    $ 13,374    $ 12,884    $ 12,291    $ 12,185
Provision for loan losses                     359         400         425         580         630
Noninterest income                          2,545       2,911       2,412       2,555       2,422
Noninterest expense                        10,038       9,279       8,567       8,430       8,374
Net income                                  4,075       4,551       4,355       4,043       3,883
Per Common Shara Data:  (2)
Net income (3)                           $   1.35    $   1.51    $   1.44    $   1.31    $   1.26
Cash dividends paid                          0.90        0.82        0.75        0.69        0.62
Book value (1)                              10.64       10.50        9.60        8.72        8.07
Selected Ratios:
Return on average assets                     1.39%       1.65%       1.66%       1.60%       1.66%
Return on average equity                    12.70%      14.95%      15.73%      15.58%      16.34%
Dividend payout (4)                         66.67%      54.30%      52.08%      52.67%      49.21%
Interest rate spread                         4.41%       4.61%       4.61%       4.62%       5.00%
Net interest margin                          5.13%       5.34%       5.35%       5.35%       5.69%
Operating expenses to average assets         3.42%       3.36%       3.26%       3.34%       3.57%
Average interest earning assets to
average interest bearing liabilities       121.58%     120.42%     121.11%     119.66%     119.52%
Average Shareholders' equity to
average assets                              10.92%      11.03%      10.52%      10.29%      10.04%
Tier 1 leverage capital ratio               11.35%      10.87%      10.68%      10.45%      10.23%
Tier 1 risk-based capital ratio             17.27%      16.24%      15.95%      15.43%      14.09%
Total risk-based capital ratio              18.55%      17.57%      17.21%      16.68%      15.21%
Asset Quality Ratios:
Non-performing loans to total loans          1.97%       1.19%       2.06%       2.13%       1.41%
Non-performing assets to total assets        1.40%       1.01%       1.77%       1.74%       1.13%
Allowance for loan losses to
non-performing loans                        69.61%     118.20%      67.56%      70.61%     105.32%
Allowance for loan losses to
percentage of loans                          1.37%       1.41%       1.39%       1.50%       1.49%

<F1>  Shareholders' equity includes unrealized gains or losses, net of applicable income taxes, on investment securities classified as "available-for-sale".
<F2>  Adjusted to reflect a two-for-one stock split of Union's common stock, completed June 6, 1997 and effected in the form of a 100% stock dividend.
<F3>  Computed using the weighted average number of shares outstanding for the period.
<F4>  Cash dividend declared and paid per share for the holding company divided by consolidated net income per share.
<F5>  Restated for all periods presented to reflect the merger with
      Citizens accomplished through a pooling of interest.

Part II  -  Items 7 and 7A    Management's Discussion and Analysis of
                              Financial Condition and Results of Operation;
                              Quantitative and Qualitative Disclosures About
                              Market Risk

Please refer to pages 45 to 62 of the Company's 1999 Annual
Report to Shareholders, which pages are incorporated herein by reference.

Part II  -  Item 8    Financial Statements and Supplementary Data

The consolidated balance sheets of Union Bankshares, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999, together with related notes and the opinion of A.M. Peisch and Company, independent public accountants, all as contained on pages 7 to 44 of the Company's 1999 Annual Report to Shareholders, are incorporated herein by reference.

Part II  -  Item 9    Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure

      There were no changes in accountants, nor were there any disagreements with the accountants on accounting and financial disclosure.

Part III  -  Item 10    Directors and Executive Officers of Registrant

Please refer to the following designated portions of the Company's proxy statement for the 2000 annual meeting of shareholders, which designated portions are incorporated herein by reference:

      List of Directors, page 4
      List of Executive Officers, page 8

Part III  -  Item 11    Executive Compensation

Please refer to the following designated portions of the Company's proxy statement for the 2000 annual meeting of shareholders, which designated portions are incorporated herein by reference:

      Directors Compensation, page 5
      Executive Compensation and Benefit Plans, pages 8-12

Part III  -  Item 12    Security Ownership of Certain Beneficial Owners and
                        Management

Please refer to the following designated portions of the Company's proxy statement for the 2000 annual meeting of shareholders, which designated portions are incorporated herein by reference:

      Share Ownership of Management and Principal Holders, pages 2-3
      Section 16(a) Beneficial Ownership Reporting Compliance, page 3

Part III  -  Item 13    Certain Relationships and Related Party
                        Transactions

Please refer to the following designated portions of the Company's proxy statement for the 2000 annual meeting of shareholders, which designated portions are incorporated herein by reference:

      Transactions with Management, pages 5-6
      Compensation Committee Interlocks and Insider Participation, page 6

Part IV  - Item 14      Exhibits, Financial Statement Schedules and Reports
                        on Form 8-K

A.  Documents Filed as Part of this Report:
      (1) The following consolidated financial statements, as included in the 1999 Annual Report to Shareholders, are incorporated herein by reference.
           1)  Consolidated Balance Sheets at December 31, 1999 and 1998
           2) Consolidated Income Statements for the years ended December 31, 1999, 1998 and 1997
           3)  Consolidated Statements of Changes in Stockholders' Equity
               for the years ended December 31, 1999, 1998 and 1997
           4)  Consolidated Statements of Cash Flows for the years ended
               December 31, 1999, 1998 and 1997
      (2) The following exhibits are either filed as part of this report, or are incorporated herein by reference.

      Item No:

      2.1   Affiliation Agreement, dated as of February 16, 1999, by and between Union Bankshares, Inc. and Citizens Savings Bank &
            Trust Company, attached as Appendix A to the Joint Proxy
            Statement/Prospectus included in Part I of the Form S-4
            Registration Statement (#333-82709) filed on July 12, 1999 and amended on September 15, September 29 and December 16, 1999 and
            incorporated herein by reference.
      3.1   Amended and Restated Articles of Incorporation of Union
            Bankshares, Inc. (as of May 7, 1997), previously filed with the
            Commission as Exhibit 3.1 to the Company's Registration
            Statement on Form S-4 (#333-82709) and incorporated Herein by reference.
      3.2   Amendment filed May 19, 1998 to Amended and Restated Articles of Association of Union Bankshares, Inc., adding new sections 8 and 9, previously filed with the Commission as Exhibit 3.1 to the Company's Registration Statement on Form S-4 (#333-82709)
            and incorporated herein by reference.
      3.3   Amendment filed November 24, 1999 to Amended and Restated
            Articles of Association of Union Bankshares, Inc., increasing the authorized common shares to 5,000,000, previously filed with the Commission on December 10, 1999 as Exhibit 3.3 to the
            Company's Current Report on Form 8-K12g3, and incorporated herein by reference.
      3.4   Bylaws of Union Bankshares, Inc., as amended, , previously filed with the Commission as Exhibit 3.1 to the Company's
            Registration Statement on Form S-4 (#333-82709) and
            incorporated herein by reference.
      10.1  Union Bankshares, Inc. Shareholder Agreement, dated as of
            February 16, 1999, Among Union Bankshares, Inc., Citizens
            Savings Bank & Trust Company, and certain Shareholders of
            Citizens Savings Bank & Trust Company named therein, previously filed with the Commission as Exhibit 3.1 to the Company's
            Registration Statement on Form S-4 (#333-82709) and
            incorporated herein by reference.
      10.2  Citizens Savings Bank & Trust Company Shareholder Agreement,
            dated as of February 16, 1999, among Citizens Savings Bank &
            Trust Company, Union Bankshares, Inc., and certain shareholders of Union Bankshares, Inc. named therein, previously filed with the Commission as Exhibit 3.1 to the Company's Registration
            Statement on Form S-4 (#333-82709) and incorporated herein by reference.
      10.3  Stock Registration Agreement dated as of February 16, 1999, among Union Bankshares, Inc., Genevieve L. Hovey, individually and as Trustee of the Genevieve L. Hovey Trust (U.A. dated
            8/22/89), and Franklin G. Hovey, II, Individually, previously filedwith the Commission as Exhibit 3.1 to the Company's
            Registration Statement on Form S-4 (#333-82709) and
            incorporated herein by reference.
      10.4  1998 Incentive Stock Option Plan of Union Bankshares, Inc. and
            Subsidiary, previously filed with the Commission as Exhibit 3.1 to the Company's Registration Statement on Form S-4 (#333-
            82709) and incorporated herein by reference.*
      10.5  Form of Union Bankshares, Inc. Deferred Compensation Plan and
            Agreement, previously filed with the Commission as Exhibit 3.1 to the Company's Registration Statement on Form S-4 (#333-
            82709) and incorporated herein by reference.*
      10.6  Employment Agreement, dated December 10, 1998, between Citizens
            Savings Bank & Trust Company and Jerry S. Rowe.*
      11    Statement re:  Computation of per share earnings:  See footnote
            1 to the Consolidated financial statements for details on
            earnings per share computations For 1999, 1998 and 1997
      13    The following specifically designated portions of Union's 1999
            Annual Report to Shareholders have been incorporated by
            reference in this Report on Form 10-K, and are filed
            herewith: pages 7-63.
      21    Subsidiaries of Union Bankshares, Inc.
                Union Bank, Morrisville, Vermont
                Citizens Savings Bank & Trust Company, St. Johnsbury,
                Vermont
      22    Published report regarding matters submitted to a vote of
            security holders:
            See Part 1, Item 4
      23    Independent Auditors' Report:  Consent of A.M. Peisch & Co.
      27    Financial Data Schedule

(3)   Reports on Form 8-K
            Form 8-k12g(3) filed on December 10, 1999 to report the completion of the Company's acquisition of Citizens and to evidence Union's succession to the reporting and information requirements of Citizens under Section 12(g) of the Securities as Exchange Act of 1934.

-------------------
[FN]
<F*>  denotes management contract or compensatory plan

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Union Bankshares, Inc.
By: /s/ Kenneth D. Gibbons                By: /s/ Marsha A. Mongeon
--------------------------                -------------------------
    Kenneth D. Gibbons                        Marsha A. Mongeon
    President and Chief Executive Officer     Treasurer and Chief Financial
                                              Officer

Date:  March 30, 2000
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Name                                 Title                                         Date
-------------------------------------------------------------------------------------------------

/s/  W. Arlen Smith           Director, Chairman of the Board                      March 30, 2000
W. Arlen Smith

/s/  Kenneth D. Gibbons       Director, President and Chief Executive Officer      March 30, 2000
Kenneth D. Gibbons            (Principal Executive Officer)

/s/  Marsha A. Mongeon        Treasurer and Chief Financial Officer                March 30, 2000
Marsha A. Mongeon             (Principal Financial Officer)

/s/  Cynthia D. Borck         Director and Vice President                          March 30, 2000
Cynthia D. Borck

/s/  Oscar E. Churchill       Director                                             March 30, 2000
Oscar E. Churchill

/s/  William T. Costa Jr.     Director                                             March 30, 2000
William T. Costa Jr.

/s/  Peter M. Haslam          Director and Secretary                               March 30, 2000
Peter M. Haslam

/s/  Franklin G. Hovey II     Director                                             March 30, 2000
Franklin G. Honey II

/s/  William F. Kinney        Director                                             March 30, 2000
William F. Kinney

/s/  Richard C. Marron        Director                                             March 30, 2000
Richard C. Marron

/s/  Robert P. Rollins        Director                                             March 30, 2000
Robert P. Rollins

/s/  Jerry S. Rowe            Director and Vice President                          March 30, 2000
Jerry S. Rowe

/s/  Richard C. Sargent       Director                                             March 30, 2000
Richard C. Sargent

/s/  Walter M. Sargent        Director                                             March 30, 2000
Walter M. Sargent