Form 10-Q
period 2000-03-31
UNION BANKSHARES INC
filed 2000-05-15
CIK 706863

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

             For the quarterly period ending:    March 31, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 2000:

      Common Stock, $2 par value               3,029,529 shares


                           UNION BANKSHARES, INC.
                              TABLE OF CONTENTS

PART 1    FINANCIAL INFORMATION


Financial Statements
  Union Bankshares, Inc.
  Consolidated Balance Sheet                                       3
  Consolidated Statement of Income - Year to Date                  4
  Consolidated Statement of Changes in Stockholder's Equity        5
  Consolidated Statement of Cash Flows                             6
Notes to Financial Statements                                      8

Management's Discussion and Analysis of Financial Condition
 and Results of Operations                                        10

PART II   OTHER INFORMATION


      Item 6    EXHIBITS AND REPORTS ON FORM 8-K                  23

Signatures                                                        23


                   Union Bankshares, Inc. and Subsidiaries
                           Statement of Condition
                                 (Unaudited)

                                                    March 31     December 31
(Dollars in Thousands)                                2000          1999
                                                    -----------------------

Assets
  Cash and due from banks                           $ 10,043      $ 11,627
  Federal funds sold and overnight deposits            3,380         3,474
                                                    ----------------------

      Total cash and cash equivalents                 13,423        15,101

  Interest bearing deposits                            2,053         1,957
  Securities available-for-sale                       57,165        60,441
  Federal Home Loan Bank stock                         1,019           939
  Loans held for sale                                  6,798         8,102

Loans                                                204,231       201,525
  Unearned loan fees                                    (268)         (273)
  Allowance for loan losses                           (2,899)       (2,870)
                                                    ----------------------
    Loans, net                                       201,064       198,382
                                                    ----------------------
Accrued interest receivable                            2,253         2,199
Bank premises and equipment, net                       4,081         4,040
Other real estate owned, net                              83            27
Other assets                                           4,165         4,288
                                                    ----------------------
      Total assets                                  $292,105      $295,476
                                                    ======================

Liabilities and Stockholders' equity:

Liabilities:
  Deposits:
    Non-interest bearing                            $ 32,025      $ 32,989
    Interest bearing                                 219,883       224,604
                                                    ----------------------
      Total deposits                                 251,908       257,593

  Borrowed funds                                       4,126         2,872
  Accrued interest and other liabilities               3,617         2,791
                                                    ----------------------
      Total liabilities                              259,651       263,256
                                                    ----------------------

Stockholders' equity:
  Common stock, $2 par value; 5,000,000 shares
   authorized; 3,263,489 shares issued
    at 3/31/00 and 12/31/99.                           6,527         6,527
  Paid-in capital and surplus                            238           238
  Retained earnings                                   28,534        28,180
  Treasury stock at cost (233,960 shares
   at 3/31/00 and 12/31/99)                           (1,592)       (1,592)
  Accumulated other comprehensive income              (1,253)       (1,133)
                                                    ----------------------
      Total stockholders' equity                      32,454        32,220
                                                    ----------------------

      Total liabilities and stockholders' equity    $292,105      $295,476
                                                    ======================

See accompanying notes to unaudited financial statements


                   Union Bankshares, Inc. and Subsidiaries
                     Consolidated Statements of Income
                                 (Unaudited)

                                                        March 31      March 31
(Dollars in Thousands)                                    2000          1999
                                                       ------------------------

Interest income:
  Interest and fees on loans                           $    4,741    $    4,520
  Interest and dividends on investment securities             924           902
  Interest on federal funds sold                               49            75
  Interest on interest bearing deposits                        29            28
                                                       ------------------------
                                                       $    5,743    $    5,525
                                                       ------------------------

Interest expense:
  Interest on deposits                                      2,227         2,158
  Interest on federal funds purchased                           1             0
  Interest on borrowed funds                                   38            90
                                                       ------------------------
                                                       $    2,266    $    2,248
                                                       ------------------------

      Net interest income                                   3,477         3,277
Provision for loan losses                                      62           100
                                                       ------------------------
Net interest income after provision for loan losses         3,415         3,177

Noninterest income:
  Trust department income                                      42            37
  Service fees                                                554           563
  Security gains                                               37             0
  Gain on sale of loans                                         9            16
  Other                                                         6             7
                                                       ------------------------
                                                              648           623
                                                       ------------------------

Noninterest expense:
  Salaries and wages                                        1,099         1,034
  Pension and other employee benefits                         298           261
  Occupancy expense, net                                      157           144
  Equipment expense                                           300           275
  Other operating expense                                     672           712
                                                       ------------------------
                                                            2,526         2,426
                                                       ------------------------

  Income before income tax expense                          1,537         1,374
Income tax expense                                            459           401
                                                       ------------------------
      Net income                                       $    1,078    $      973
                                                       ========================
Earnings per common share                              $      .36    $      .32
                                                       ========================
Weighted average number of common
 shares outstanding                                     3,029,529     3,025,331
                                                       ========================

See accompanying notes to unaudited financial statements


                   Union Bankshares, Inc. and Subsidiaries
          Consolidated Statements of Changes in Stockholders Equity
                                 (Unaudited)

                                                                                            Accumulated
                                                                                                Other            Total
                                      Common    Paid-in Capital     Retained    Treasury    Comprehensive    Stockholders'
                                      Stock        & Surplus        Earnings      Stock     Income (Loss)       Equity
                                      ------------------------------------------------------------------------------------
                                                                      (Dollars in Thousands)

Balance, December 31, 1999            $6,527          $238          $28,180     $(1,592)       $(1,133)         $32,220

Net income                                                            1,078                                       1,078
Net unrealized holding gain on
 securities available-for-sale,
 net of tax                                                                                       (120)            (120)
                                                                                                                -------

Comprehensive income                                                                                                958
                                                                                                                -------
Cash dividends declared                    0             0             (724)          0              0             (724)
Treasury stock purchased                   0             0                0           0              0                0
Exercise of stock option                   0             0                0           0              0                0
                                      ---------------------------------------------------------------------------------
Balance, March 31, 2000               $6,527          $238          $28,534     $(1,592)       $(1,253)         $32,454
                                      =================================================================================


                   Union Bankshares, Inc. and Subsidiaries
                    Consolidated Statement of Cash Flows
                                 (UNAUDITED)

                                                      March 31   March 31
(Dollars in Thousands)                                  2000       1999
                                                      -------------------

Cash Flows From Operating Activities
  Net Income                                           $1,078     $   973
  Adjustments to reconcile net income to net cash
   provided by operating activities
  Depreciation                                            247         213
  Provision for loan losses                                62         100
  Provision (credit) for deferred income taxes            (78)          9
  Amortization, net Securities                             65          16
  Amortization, net Limited Partnerships                    8           0
  Increase (decrease) in unamortized loan fees             (5)         15
  (Increase) decrease in loans held for sale            1,313        (646)
  Increase in accrued interest receivable                 (54)        (38)
  Decrease in other assets                                247         219
  Increase in income taxes payable                        532         393
  Increase in accrued interest payable                    112          10
  Increase (decrease) in other liabilities                189          (4)
  Gain on securities                                      (37)          0
  Gain on sale of loans                                    (9)        (16)
  (Gain) loss on sale of OREO                              (1)          2
                                                       ------------------
      Net cash provided by operating activities         3,669       1,246

Cash Flows From Investing Activities
  Interest bearing deposits
    Maturities and redemptions                            297         198
    Purchases                                            (393)       (276)
  Securities available for sale
    Maturities and redemptions                          5,259       4,032
    Purchases                                          (2,193)     (5,230)
  Purchase of Federal Home Loan Bank Stock                (80)        (16)
  (Increase) decrease in loans, net                    (2,839)      1,930
  Recoveries of loans charged off                          45          22
  Purchases of premises and equipment, net               (288)        (78)
  Proceeds from sale of OREO                                0          24
  Investment in Ltd Partnerships                            0        (373)
  Proceeds from sale of repossessed property                0          31
                                                       ------------------

      Net cash used in investing activities              (192)        264

Cash Flows From Financing Activities
  Borrowings, net of repayments                         1,254         (91)
  Proceeds from exercise of stock options                   0          37
  Net increase (decrease) in demand, NOW, savings,
   and money market accounts                           (8,488)     (2,333)
  Net increase in time deposits                         2,803       1,652
  Dividends paid                                         (724)       (790)
                                                       ------------------

      Net cash provided by financing activities        (5,155)     (1,525)

      Decrease in cash and cash equivalents            (1,678)        (15)
Cash and cash equivalents
  Beginning                                            15,101      19,196
  Ending                                               13,423      19,181

Supplemental Disclosure of Cash Flow Information:
  Interest Paid                                        $2,154     $ 2,238
                                                       ==================

  Income Taxes Paid                                    $    0     $     0
                                                       ==================

                           UNION BANKSHARES, INC.

                       NOTES TO FINANCIAL STATEMENTS:

Note 1.

The accompanying interim consolidated financial statements of Union Bankshares, Inc. (the Company) for the interim period ended March 31, 2000 and 1999 which are unaudited, have been prepared in accordance with the accounting policies described in the company's annual report to shareholders and Form 10K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information contained herein have been made. Certain amounts reported in prior periods have been reclassified for comparative purposes. This information should be read in conjunction with the Company's 1999 Annual report, Form S-4, and Form 8K.

Note 2.  Acquisition

Effective November 30, 1999, following the receipt of all required stockholder, state and federal regulatory approvals, Union Bankshares, Inc. acquired Citizens Saving Bank and Trust Co.. This makes Union a two bank holding company. The accompanying consolidated financial statements reflect the merger accounted for in a tax-free transaction as a pooling of interests and are presented as if the companies were combined as of the earliest period presented. However, the financial information is not necessarily indicative of the results of operations, financial position or cash flows that would have occurred had the acquisition been consumated for the periods for which it is given effect, nor is it necessarily indicative of future results of operations, financial position, or cash flows. The financial statements reflect the conversion of each outstanding share of Citizens common stock into 6.5217 shares of Union common stock, with the exchange of 991,089 shares (net of 196 fractional shares redeemed for approximately $4,516) of newly-issued Company common stock.

Note 3.  Commitments and Contingencies

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, after consulting with the Company's legal counsel, any liability resulting from such proceedings would not have a material adverse effect on the Company's financial statements.

Note 4  Earnings Per Share

Earnings per common share amounts are computed based on the weighted average number of shares of common stock outstanding during the period
(retroactively adjusted for stock dividends) and reduced for shares held in Treasury. The assumed conversion of available stock options does not result in material dilution.

Note 5  Reportable Segments

The company has two reportable operating segments, Union Bank (Union) and Citizens Savings Bank and Trust Company (Citizens). Management regularly evaluates separate financial information for each segment in deciding how to allocate resources and in assessing performance.

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.


Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the period ended March 31, follows:

                                                       Intersegment             Consolidated
2000                             Union     Citizens    Elimination     Other       Totals
--------------------------------------------------------------------------------------------

Interest income                $  3,841    $ 1,902         $  0         $  0      $  5,743
Interest expense                  1,451        815            0            0         2,266
Provision for loan loss               0         62            0            0            62
Service fee income                  444        110            0            0           554
Income tax expense (benefit)        373        103            0          (17)          459
Net income (loss)                   903        201            0          (26)        1,078
Assets                          193,030     98,737          (21)         359       292,105

                                                       Intersegment             Consolidated
1999                             Union     Citizens    Elimination     Other       Totals
--------------------------------------------------------------------------------------------

Interest income                $  3,607    $ 1,918         $  0         $  0      $  5,525
Interest expense                  1,396        852            0            0         2,248
Provision for loan loss              38         62            0            0           100
Service fee income                  427        136            0            0           563
Income tax expense (benefit)        287        120            0           (6)          401
Net income (loss)                   804        219            0          (50)          973
Assets                          191,136     98,119            0          332       289,587

Amounts in the "Other" column encompass activity in Union Bankshares, Inc., the "parent company." Holding company assets are stated after intercompany eliminations.


       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

                                   GENERAL

The following discussion and analysis provides information regarding Union Bankshares, Inc.'s (Union's) financial position as of March 31, 2000 and as of December 31, 1999, and its results of operations for the three months ended March 31, 2000 and 1999. This discussion should be read in conjunction with the information in this document under Financial Statements and related notes and with other financial data appearing elsewhere in this filing. In the opinion of Union's management, the unaudited interim data reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly present Union's consolidated financial position and results of operations to be expected for the interim period. Management is not aware of the occurrence of any events after March 31, 2000, which would materially affect the information presented below.

The millennium change was basically a non-event as far as problems and both banks completed their year-end processing on schedule.

On February 4, 2000, Citizens upgraded their main application software from Jack Henry 20/20 to Jack Henry Silverlake. On that day, Union Bank became the Electronic Data Processing Server for Citizens. Therefore, both of Union's subsidiaries are processed on Union Bank's IBM AS400 located in Morrisville, Vermont. The transition was planned to be as transparent as possible to customers and line staff of Citizens. Citizens reimburses Union for costs incurred under a data processing agreement between the banks. Intercompany revenues and costs have been eliminated in consolidation. Only a few other, non-material operational changes have resulted from the switch and internal controls have been maintained.

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

By their very nature, forward-looking statements are subject to uncertainties, both general and specific, and risk exists that predictions, forecasts, projections and other estimates contained in forward-looking statements will not be achieved. Also when we use any of the words "believes," "expects," "anticipates" or similar expressions, we are making forward-looking statements. Many possible events or factors could affect the future financial results and performance of our company. This could cause results or performance to differ materially from those expressed in our forward-looking statements. The possible events or factors that might affect our forward-looking statements include, but are not limited to, the following:

*   uses of monetary, fiscal and tax policy by various governments
* political, legislative or regulatory developments in Vermont or the United States including changes in laws concerning taxes, banking and other aspects of the financial services industry
* developments in general economic or business conditions, including interest rate fluctuations, market fluctuations and perceptions, and inflation
* changes in the competitive environment for financial services organizations
*   the Company's ability to retain key personnel
* changes in technology including demands for greater automation and systems integration of Citizens
* timely integration of Citizens, unanticipated lower revenues, loss of customers or business, or higher operating expenses
*   adverse changes in the securities market

When relying on forward-looking statements to make decisions with respect to the Company, investors and others are cautioned to consider these and other risks and uncertainties.

                            RESULTS OF OPERATIONS

The Company's net income for the quarter ended March 31, 2000 was $ 1.08 million, compared with net income of $973 thousand for the first quarter of 1999. Net income per share was $.36 for the first quarter of 2000 compared to $.32 for the same quarter of 1999.

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

                                                              Three months ended March 31,
                                                         2000                              1999
                                            ----------------------------------------------------------------
                                                       Interest    Average               Interest    Average
                                            Average     Earned/     Yield/    Average     Earned/     Yield/
                                            Balance      Paid        Rate     Balance      Paid        Rate
                                            ----------------------------------------------------------------
                                                                  (dollars in thousands)

Average Assets:
  Federal funds sold                        $  3,635    $   49      5.39%    $  6,588     $   75      4.55%
  Interest bearing deposits                    1,982        29      5.85%       2,015         28      5.56%
  Investments (1) (2)                         60,683       924      6.26%      59,147        902      6.24%
  Loans, net (1), (3)                        206,946     4,741      9.25%     199,164      4,520      9.17%
                                            --------------------------------------------------------------
      Total interest-earning assets (1)      273,246     5,743      8.51%     266,914      5,525      8.38%

Cash and due from banks                        8,766                            9,297
Premises and equipment                         4,033                            4,529
Other assets                                   6,579                            5,605
                                            --------                         --------
      Total assets                          $292,624                         $286,345
                                            ========                         ========

Average Liabilities and
  Shareholders' Equity:
  NOW accounts                              $ 32,008       153      1.91%    $ 32,259        152      1.88%
  Savings and money market accounts           90,868       825      3.63%      83,140        716      3.44%
  Certificates of deposit                     97,925     1,249      5.10%      98,912      1,290      5.22%
  Borrowed funds                               2,443        39      6.39%       6,026         90      5.97%
                                            --------------------------------------------------------------
      Total interest-bearing Liabilities     223,244     2,266      4.06%     220,337      2,248      4.08%

Non-interest bearing deposits                 32,250                           31,427
Other liabilities                              5,085                            2,831
                                            --------                         --------
      Total liabilities                      260,579                          254,595

Shareholders' equity                          32,045                           31,750
                                            --------                         --------
      Total liabilities and
       shareholders' equity                 $292,624                         $286,345
                                            ========                         ========

Net interest income (1)                                 $3,477                            $3,277
                                                        ======                            ======

Net interest spread (1)                                             4.45%                             4.30%
Net interest margin (1)                                             5.19%                             5.01%

--------------------

<F1>  Average yield reported on a tax-equivalent basis.
<F2>  The average balance of investments is calculated using the amortized cost basis.
<F3>  Net of unearned income and allowance for loan loss.

Union's net interest income increased by $200 thousand, or 6.1%, to $3.48 million for the three months ended March 31, 2000, from $3.28 million for the three months ended March 31, 1999. This increase was primarily due to the lower cost of interest-bearing liabilities as a result of lower interest rates paid on deposits and the increased yield on loans. The net interest spread increased by 15 basis points to 4.45% for the three months ended March 31, 2000, from 4.30% for the three months ended March 31, 1999. The net interest margin for the 2000 period increased by 18 basis points to 5.19% from 5.01% for the 1999 period. This improvement is mainly due to retaining loans held for sale in our portfolio, the payoff of some long term borrowings with Federal Home Loan Bank of Boston, and the increase in interest rates in general between the two periods which is in our favor.

Rate/Volume Analysis. The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected Union's interest income and interest expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to:

*   changes in volume (change in volume multiplied by prior rate);
*   changes in rate (change in rate multiplied by prior volume); and
*   total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

                                           Three Months Ended March 31, 2000 Compared
                                              to Three Months Ended March 31, 1999
                                           ------------------------------------------
                                              Increase/(Decrease) Due to Change In
                                               Volume         Rate         Net
                                           ------------------------------------------

                                                  (dollars in thousands)

Interest-earning assets:
  Federal funds sold                            $(34)         $  8         $(26)
  Interest bearing deposits                        0             1            1
  Investments                                     17             5           22
  Loans, net                                     178            43          221
                                                -------------------------------
      Total interest-earning assets              161            57          218
                                                -------------------------------
Interest-bearing liabilities:
  NOW accounts                                    (1)            2            1
  Savings and money market accounts               67            42          109
  Certificates of deposit                        (13)          (28)         (41)
  Borrowed funds                                 (54)            3          (51)
                                                -------------------------------
      Total interest-bearing liabilities          (1)           19           18
                                                -------------------------------
Net change in net interest income               $162          $ 38         $200
                                                ===============================

Interest and Dividend Income. Union's interest and dividend income increased by $218,000, or 3.94%, to $5.7 million for the three months ended March 31, 2000, from $5.5 million for the three months ended March 31, 1999. Average earning assets increased by $6.3 million, or 2.37%, to $273.2 million for the three months ended March 31, 2000, from $266.9 million for the three months ended March 31, 1999. Average loans approximated $207 million for the three months ended March 31, 2000 up from $199.2 million for the three months ended March 31, 1999. Increases in construction loans of $1 million or 18.33%, the $5.9 million or 8.50% increase in residential real estate secured loans, and the $5.7 million or 6.65% increase in commercial loans was partially offset by the $4.9 million or 29.4% decrease in personal loans. Construction Lending was strong throughout 1999 and into the winter of 2000. A conscious decision to retain loans packaged for sale in our portfolio in mid 1999 accounts for the majority of the increase in both the residential real estate and commercial loan portfolios. The decrease in personal loans is due to a late 1998 decision to exit the Dealer floorplan business at Citizens.

The average balance of investment securities (including mortgage-backed securities) increased by $1.5 million, or 2.6%, to $60.7 million for the three months ended March 31, 2000, from $59.1 million for the three months ended March 31, 1999. The average level of federal funds sold decreased by $3 million or 44.8%, to $3.6 million for the three months ended March 31, 2000, from $6.6 million for the three months ended March 31, 1999. The slight increase in the investment portfolio and the decrease in Federal Funds Sold and Interest Bearing Deposits in 2000 reflects the closer attention to cash management since Y2 passed with no liquidity crisis, the paydown of debt and the continuing growth in our loan portfolio. Interest Income on non-loans was $1 million for both years reflecting the increase in yields offset by the overall decrease in volume.

Interest Expense. Union's interest expense increased by $18 thousand, or 8%, to $2.27 million for the three months ended March 31, 2000 from $2.25 million for the three months ended March 31, 1999. Average interest-bearing liabilities increased by $2.9 million, or 1.3% to $223.2 million for the three months ended March 31, 2000, from $220.3 million for the three months ended March 31, 1999. Average time deposits decreased $1.0 million, or 1.0%, to $97.9 million for the three months ended March 31, 2000, from $98.9 million for the three months ended March 31, 1999, while the average balances for money market and saving accounts increased by $7.7 million to $90.9 million for the three months ended March 31, 2000, from $83.1 million for the three months ended March 31, 1999. The 9.3% increase in balances was all in money market accounts as the rate structure was tiered to remain competitive with other financial institutions. Customers have maintained very liquid positions during the last 15 months as they anticipate the interest rates paid on all deposit instruments will continue to rise.

The average balance on funds borrowed has dropped from $6 million on average in 1999 to $2.4 million in 2000 as Union paid off some long term Federal Home Loan Bank borrowings during the second quarter of 1999.

Noninterest Income. Union's noninterest income increased $25,000, or 4.0%, to $648 thousand for the three months ended March 31, 2000, from $623 thousand for the three months ended March 31, 1999. The results for the period reflected a net gain of $37 thousand from the sale of securities compared to no gain or loss from sales during 1999. Trust department income rose to $42,000 in the first quarter of 2000 from $37,000 in the same period of 1999 or a 13.5% increase. Gain on Sale of Loans dropped $7,000 to $9,000 for 2000 from $16,000 for 1999. This change can be explained by management's decision to retain in portfolio a higher percentage of loans that could be sold due to the interest rate environment and other reinvestment rates available. Other noninterest income and service fees (sources of which include deposit and loan fees, ATM fees, and safe deposit fees) decreased by $9,000, or 1.6%, to $554 thousand for the three months ended March 31, 2000, from $563 thousand for the three months ended March 31, 1999. This was primarily caused by a drop in Overdraft Fee income due to the continuing strong economy.

Noninterest Expense. Union's noninterest expense increased $100,000, or 4.1%, to $2.5 million for the three months ended March 31, 2000, from $2.4 million for the three months ended March 31, 1999. Salaries increased $65,000, or 6.3%, to $1.1 million for the three months ended March 31, 2000, from $1.03 million for the three months ended March 31, 1999, reflecting normal salary activity and pay for overtime during the 1st quarter of 2000 related to a systems conversion at Citizens. Pension and employee benefits increased $37 thousand or 14.2% to $298 thousand for the three months ended March 31, 2000, from $261 thousand for the three months ended March 31, 1999 mainly due to a $23,000 increase in health insurance costs and a $14,000 increase in retirement plans expense. Net occupancy expense increased $13 thousand, or 9.0%, to $157,000 for the three months ended March 31, 2000, from $144,000 for the three months ended March 31, 1999 due mainly to the increase in fuel costs and building maintenance expense. Equipment expense increased $25 thousand to $300 thousand for the three months ended March 31, 2000, from $275 thousand for the same period in 1999 primarily resulting from increased depreciation cost on computer equipment and software purchases which are depreciated as an expense over a time period of three to five years.

During the quarter ended March 31, 2000, Union incurred approximately $2 thousand of expenses related to the merger, including legal and advisory fees compared to $94 thousand during the 1st quarter of 1999.

Income Tax Expense. Union's income tax expense increased by $58,000, or 14.5%, to $459,000 for the three months ended March 31, 2000, from $401,000 for the comparable period of 1999 because of our increased income and the absence of the historic rehabilitation credit that was available to us for the 1999 tax year due to our partnership investment in a low income housing project sponsored by Housing Vermont in our market area.

                            FINANCIAL CONDITION

At March 31, 2000, Union had total consolidated assets of $292 million, including net loans and loans held for sale of $208 million, deposits of $252 million and shareholders' equity of $32.5 million. Based on the most recent information published by the Vermont Banking Commissioner, in terms of total assets at December 31, 1999, Union Bank ranked as the 11th largest institution of the 26 commercial banks and savings institutions headquartered in Vermont, and Citizens ranked as the 20th.

Union's total assets decreased by $3.4 million or 1.1% to $292.1 million at March 31, 2000 from $295.5 million at December 31, 1999. Total net loans and loans held for sale increased by $1.4 million or .7% to $207.9 million or 71.2% of total assets at March 31, 2000 as compared to $206.5 million or 69.9% of total assets at December 31, 1999, an increase of $3 million in Commercial Real Estate loans held in portfolio offset by a $1.3 million decrease in loans held for sale and a $1.6 million decrease in consumer loans accounted for most of the growth, the remaining growth was among the other loans types. Cash and cash equivalents, including Federal funds sold, decreased approximately $1.7 million or 11.1% to $13.4 million at March 31, 2000 from $15.1 million at December 31, 1999, which was primarily attributable to the temporary drop in balances of municipal Now accounts whose balances are cyclical. Deposits decreased $5.7 million or 2.2% to $251.9 million at March 31, 2000 from $257.6 million at December 31, 1999. A $7.2 million drop in Now accounts, mainly Municipal accounts, offset by increased investment in time deposits of $2.8 million accounted for the majority of the decrease. Total borrowings increased $1.2 million to $4.1 million at March 31, 2000 from $2.9 million at December 31, 1999. The increase was in short-term liquidity borrowing from the Federal Home Loan Bank under existing lines of credit.

Loan Portfolio. Union's loan portfolio (including loans held for sale) primarily consists of adjustable- and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. As of March 31, 2000, Union's loan portfolio totaled $211.0 million, or 72.2%, of assets, of which $90.7 million, or 43% of gross loans, consisted of residential mortgages and construction loans, and $76.3 million, or 36.1%, of total loans consisted of commercial real estate loans. As of such date, Union's loan portfolio also included $16.8 million of commercial loans, $10.2 million of municipal loans, and $17.0 million of consumer loans representing, in order, 8.0%, 4.8% and 8.1% of total loans outstanding on March 31, 2000.

The following table shows information on the composition of Union's loan portfolio as of March 31, 2000 and December 31, 1999:

                                                   March 31,     December 31,
                                                 ----------------------------
Loan Type                                            2000            1999
---------                                        ----------------------------

Real Estate                                      $ 87,582,899    $ 87,153,823
Commercial real estate                             72,847,139      69,806,893
Commercial                                         16,606,057      16,246,118
Consumer                                           17,033,783      18,661,352
Municipal loans                                    10,161,219       9,656,703
Loans held for sale                                 6,798,349       8,101,815
                                                 ----------------------------
      Total loans                                 211,029,446     209,626,704

Deduct:
Allowance for loan losses                           2,899,412       2,869,983
Net deferred loan fees, premiums & discounts          268,065         273,305
                                                 ----------------------------
                                                    3,167,477       3,143,288
                                                 ----------------------------
                                                 $207,861,969    $206,483,416
                                                 ============================

Union originates and sells residential mortgages into the secondary market, with most such sales made to the Federal Home Loan Mortgage Corporation (FHLMC). Union services a $138.6 million residential mortgage portfolio, approximately $47.9 million of which is serviced for unaffiliated third parties at March 31, 2000. Additionally, Union originates commercial loans under various SBA programs that provide an agency guarantee for a portion of the loan amount. Union will typically sell the guaranteed portion of the loan to other financial concerns and will retain servicing rights, which generates fee income. Union capitalizes mortgage servicing rights on these fees and recognizes gains and losses on the sale of the principal portion of these notes as they occur. As of March 31, 2000, Union serviced $12.9 million of commercial and commercial real estate loans for unaffiliated third parties.

Gross loans and loans held for sale have increased $1.4 million or .7% since December 31, 1999. The increase in Commercial Real Estate loans was $3 million or a growth rate of 4.36%. There was growth in the residential real estate loan arena but it was mainly negated by the sale of $2.3 million of these loans during the quarter. We also experienced moderate growth in both the commercial and municipal loan markets. The growth was offset by the shrinkage of our consumer loan portfolio by $1.6 million or 8.7%. This runoff is the continuing result of the discontinuance of the dealer floorplan program in late 1998.

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

Union had loans on nonaccrual status totaling $709,000 at March 31, 2000, $951,000 at December 31, 1999 and $706,000 at March 31, 1999. Interest
income not recognized on such loans amounted to approximately $215 thousand and $133 thousand as of March 31, 2000 and 1999, respectively and $183 thousand as of December 31, 1999.

Union had $2.61 million and $3.17 million in loans past due 90 days or more and still accruing at March 31, 2000 and December 31, 1999, respectively.
At March 31, 2000, Union had internally classified certain loans totaling $1.1 million. In management's view, such loans represent a higher degree of risk and could become nonperforming loans in the future. While still on a performing status, in accordance with Union's credit policy, loans are internally classified when a review indicates any of the following conditions making the likelihood of collection highly questionable:

*   the financial condition of the borrower is unsatisfactory;
*   repayment terms have not been met;
* the borrower has sustained losses that are sizable, either in absolute terms or relative to net worth;
*   confidence is diminished;
*   loan covenants have been violated;
*   collateral is inadequate; or
*   other unfavorable factors are present.

At March 31, 2000, Union had acquired by foreclosure or through repossession real estate worth $83,000, consisting of commercial property, undeveloped land and a residential home.

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

The following table reflects activity in the allowance for loan losses for the three months ended March 31, 2000 and 1999:

                                       Three Months Ended, March 31
                                       ----------------------------
                                             2000        1999
                                       ----------------------------
                                          (dollars in thousands)

Balance at the beginning of period          $2,870      $2,845
Charge-offs:
  Real Estate                                    0          16
  Commercial                                    14           3
  Consumer and other                            64          62
                                            ------------------
      Total charge-offs                         78          81
                                            ------------------
Recoveries:
  Real Estate                                    0           1
  Commercial                                    21           4
  Consumer and other                            24          16
                                            ------------------
      Total recoveries                          45          21
                                            ------------------
Net charge-offs                                (33)        (60)
Provision for loan losses                       62         100
                                            ------------------
Balance at end of period                    $2,899      $2,885
                                            ==================

The following table shows the breakdown of Union's allowance for loan loss by category of loan and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

                                             March 31,         December 31,
                                       --------------------------------------
                                               2000               1999
                                       --------------------------------------
                                             (dollars in thousands)

                                       Amount    Percent    Amount    Percent
                                       ------    -------    ------    -------

Real Estate
  Residential                          $  550      42.3%    $  557      42.3%
  Commercial                            1,050      31.0%     1,014      30.6%
  Construction                             80       3.8%        77       3.7%
Other Loans
  Commercial                              468       8.3%       416       8.1%
  Consumer installment                    415       7.8%       448       8.6%
  Home equity loans                        28       1.8%        28       1.8%
  Municipal, Other and
   Unallocated                            308       5.0%       330       4.9%
                                       -------------------------------------
      Total                            $2,899     100.0%    $2,870     100.0%
                                       =====================================
Ratio of Net Charge Offs to
 Average Loans (1)                                  .06%                0.16%
                                                  --------------------------
Ratio of Allowance for Loan
 Losses to Loans                                   1.42%                1.42%
                                                  --------------------------

<F1>  Annualized

Investment Activities At March 31, 2000, the reported value of investment securities available-for-sale was $57.2 million or 19.6% of its assets. Union had no securities classified as held-to-maturity or trading securities. The reported value of securities available-for-sale at March 31, 2000, reflects a negative valuation adjustment of $1.9 million. The offset of this adjustment, net of income tax effect, was a $1.25 million decrease in Union's other comprehensive income component of shareholders' equity and an increase in net deferred tax assets of $645,300.

Deposits. The following table shows information concerning Union's deposits by account type, and the weighted average nominal rates at which interest was paid on such deposits as of March 31, 2000 and December 31, 1999:

                                 Three Months Ended, March 31         Year Ended December 31,
                                ----------------------------------------------------------------
                                             2000                              1999
                                ----------------------------------------------------------------
                                                     (dollars in thousands)
                                           Percent                           Percent
                                Average    of Total    Average    Average    of Total    Average
                                Amount     Deposits     Rate      Amount     Deposits     Rate
                                ----------------------------------------------------------------

Non-certificate
 deposits:
  Demand deposits              $ 32,250     12.74%               $ 32,505     12.83%
  Now accounts                   32,008     12.65%      1.91%      34,654     13.67%      1.95%
  Money Markets                  54,675     21.61%      4.26%      49,296     19.45%      4.14%
  Savings                        36,193     14.30%      2.69%      38,064     15.02%      2.71%
                               ------------------                ------------------
Total non-certificate
 deposits                       155,126     61.30%                154,519     60.97%
                               ------------------                ------------------
Certificates of deposit:
  Less than $100,000             76,595     30.27%      4.97%      78,030     30.79%      5.05%
  $100,000 and over              21,330      8.43%      5.59%      20,870      8.24%      5.48%
                               ------------------                ------------------
Total certificates of
 deposit                         97,925     38.70%                 98,900     39.03%
                               ------------------                ------------------
Total deposits                 $253,051    100.00%      3.54%    $253,419    100.00%      3.49%
                               ==================                ==================

The following table sets forth information regarding the amounts of Union's certificates of deposit in amounts of $100,000 or more at March 31, 2000 and December 31, 1999 that mature during the periods indicated:

                                     March 31, 2000    December 31, 1999
                                     -----------------------------------
                                           (dollars in thousands)

          Within 3 months                $13,107            $ 2,301
          3 to 6 months                    2,620             11,872
          6 to 12 months                   4,591              3,751
          Over 12 months                   2,508              3,491
                                         --------------------------
                                         $22,826            $21,415
                                         ==========================

Borrowings. Borrowings from the Federal Home Loan Bank of Boston were $4.1 million at March 31, 2000 at a weighted average rate of 6.09%. Borrowings from the Federal Home Loan Bank of Boston were $2.9 million at December 31, 1999 at a weighted average rate of 5.94%. The change between year end 1999 and the end of the first quarter of 2000 is a net increase of $1.3 million in short-term borrowing to fund loan demand.

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

Union's Asset/Liability Committee meets at least weekly to set loan and deposit rates, make investment decisions, monitor liquidity and evaluate the loan demand pipeline. Deposit runoff is monitored daily and loan prepayments evaluated monthly. Union historically has maintained a substantial portion of its loan portfolio on a variable rate basis and plans to continue this ALM strategy in the future. The investment portfolio is classified as available for sale and the modified duration is relatively short. Union does not utilize any derivative products or invest in any "high risk" instruments.

Our interest rate sensitivity analysis (simulation) as of December 1999 for a flat rate environment projected a Net Interest Income of $3.54 million for the first three months of 2000 compared to actual results of $3.48 million or a .17% difference. Net income was projected to be $1.15 million compared to actual results of $1.08 million. Of the $69 thousand difference, the majority is related to net interest margin being lower than anticipated. Interest income was $22K less than anticipated due to a contraction in our consumer loan portfolio resulting from the discontinuance of the Dealer Floorplan program and reduced investment income as our portfolio shrank from $63 million to $60 million due to stronger loan demand than expected combined with a temporary reduction in deposit growth. The second component of net interest margin that was lower than predicted was loan fees due to the continuing strong economy and the market's preference for "no point" loans. The third component of net interest margin is interest expense which was higher than anticipated as we had to raise interest rates paid faster than expected to remain competitive and we drew down some short term borrowing lines at the Federal Home Loan Bank of Boston for liquidity utilization. Return on Assets was projected to be 1.57% and actual results were 1.48%. Return on Equity was projected to be 14.37% compared to actual of 13.48%.
The lower results of these ratios is based on lower net income as explained above.

The Company generally requires collateral or other security to support financial instruments with credit risk. As of March 31, 2000, the contract or notional amount of financial instruments whose contract amount represents credit risk were as follows:

Commitments to extend credit                                  $19,503,000
                                                              -----------
Standby letters of credit and commercial letters of credit    $   675,000
                                                              -----------
Credit Card arrangements                                      $ 1,995,000
                                                              -----------
Home Equity Lines of Credit                                   $ 3,679,000
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

The following tables show Union's rate sensitivity analysis as of March 31, 2000:

                                                                           March 31, 2000
                                                                     Cumulative repriced within
                                                3 Months     4 to 12      1 to 3       3 to 5      Over 5
                                                or Less      Months       Years        Years       Total        Total
                                                ----------------------------------------------------------------------
                                                              (dollars in thousands, by repricing date)

Interest sensitive assets:
  Federal Funds Sold                            $  3,308    $     -0-    $     -0-    $    -0-    $    -0-    $  3,308
  Interest bearing deposits                          397         693          772         191          -0-       2,053
  Investments available for sale (1)               1,748       4,053       15,709      12,791      22,226       56,527
  FHLB Stock                                          -0-         -0-          -0-         -0-      1,019        1,019
  Loans (fixed and
   adjustable rate)                               61,771      34,532       26,598      32,200      55,928      211,029
                                                ----------------------------------------------------------------------
      Total interest sensitive assets           $ 67,224    $ 39,298     $ 43,079     $45,182     $79,173     $273,936
                                                ----------------------------------------------------------------------

Interest sensitive liabilities:
  Certificates of deposit                       $ 32,753    $ 44,309     $ 20,513     $ 1,010     $    -0-    $ 98,585
  Money markets                                   45,108          -0-          -0-         -0-      8,936       54,044
  Regular savings                                 15,865          -0-          -0-         -0-     21,015       36,880
  Now accounts                                    20,104          -0-          -0-         -0-     10,270       30,374
  Borrowed funds                                   2,080         228          719         529         570        4,126
                                                ----------------------------------------------------------------------
      Total interest sensitive liabilities      $115,910    $ 44,537     $ 21,232     $ 1,539     $40,791     $224,009
                                                ----------------------------------------------------------------------
Net interest rate sensitivity gap                (48,686)     (5,259)      21,847      43,643      38,382       49,927
Cumulative net interest rate
 Sensitivity gap                                 (48,686)    (53,945)     (32,098)     11,545      49,927
Cumulative net interest rate
 sensitivity gap as a
  percentage of total assets                      (16.67%)    (18.47%)     (10.99%)      3.95%      17.09%
Cumulative interest sensitivity gap
 as a percentage of total
  interest-earning assets                         (17.77%)    (19.69%)     (11.72%)      4.21%      18.16%
Cumulative net interest earning
 assets as a percentage of
  cumulative interest-bearing
   liabilities                                    (21.72%)    (24.08%)     (14.33%)      5.15%      22.29%

--------------------

<F1>  Investments available for sale exclude marketable equity securities with a fair value of $638,000 which may be sold by Union at any time.

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

The following chart reflects the results of our latest simulation analysis for each of the next three year ends on Net Interest Income, Net Income, Return on Assets, Return on Equity and Capital Value. The projection utilizes a rate shock of 150 basis points from the current prime rate of 9%, this is the highest internal slope monitored and shows the best and worse scenarios analyzed. This slope range was determined to be the most relevant during this economic cycle.

                           UNION BANKSHARES, INC.
                  INTEREST RATE SENSITIVITY ANALYSIS MATRIX
                               MARCH 31, 2000
                               (in thousands)

                                                       Return      Return
                                                         on          on
Year             Prime     Net Interest     Change       Net       Assets     Equity     Capital     Change
Ending           Rate         Income           %        Income       %           %        Value         %
-----------------------------------------------------------------------------------------------------------

December-00      10.50        14,229         2.37       4,645       1.57       13.48     20,566      (28.01)
                  9.00        13,900         0.00       4,424       1.50       12.87     28,567        0.00
                  7.50        13,570        (2.38)      4,201       1.42       12.26     37,465       31.15

December-01      10.50        15,674         4.22       5,528       1.79       14.84     23,279      (25.47)
                  9.00        15,039         0.00       5,103       1.65       13.86     31,237        0.00
                  7.50        14,410        (4.18)      4,681       1.52       12.86     40,077       28.31

December-02      10.50        17,135         6.13       6,319       1.94       15.58     26,000      (23.57)
                  9.00        16,146         0.00       5,660       1.74       14.30     34,019        0.00
                  7.50        15,176        (6.00)      5,015       1.55       12.99     42,914       26.15

Liquidity. Liquidity is a measurement of Union's ability to meet potential cash requirements, including ongoing commitments to fund deposit withdrawals, repay borrowings, fund investment and lending activities, and for other general business purposes. Union's principal sources of funds are deposits, amortization and prepayment of loans and securities, maturities of investment securities and other short-term investments, sales of securities available-for-sale, and earnings and funds provided from operations. In addition, as members of the FHLB, Union's subsidiaries have access to preapproved lines of credit up to 5.62% of total assets or $16.4 million.

In addition, both subsidiaries maintain Federal Fund lines of credit with upstream correspondent banks and repurchase agreement lines with selected brokerage houses.

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

Union's management monitors current and projected cash flows and adjusts positions as necessary to maintain adequate levels of liquidity. Although approximately 78.2% of Union's certificates of deposit will mature within twelve months, management believes, based upon past experience, that Union will retain a substantial portion of these deposits. Management will continue to offer a competitive but prudent pricing strategy to facilitate retention of such deposits. Any reduction in total deposits could be offset by purchases of federal funds, short-term FHLB borrowings, or liquidation of investment securities or loans held for sale. Such steps could result in an increase in Union's cost of funds and adversely impact the net interest margin.

Regulatory Capital Requirements.: Union Bank and Citizens (the Banks) are subject to various regulatory capital requirements administered by the federal banking agencies. Management believes, as of March 31, 2000 that the Banks meet all capital adequacy requirements to which they are subject.

As of March 31, 2000, the most recent notification from the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed either Bank's category.

The Banks' actual capital amounts (000's omitted) and ratios are presented in the table:

                                                                                       Minimums
                                                                                      To Be Well
                                                                   Minimums        Capitalized Under
                                                                  For Capital      Prompt Corrective
                                                 Actual           Requirements     Action Provisions
                                           ---------------------------------------------------------
                                            Amount    Ratio      Amount   Ratio     Amount    Ratio
                                           ---------------------------------------------------------

As of March 31, 2000:
Total capital to risk weighted assets
  Union Bank                               $23,893    18.86%    $10,134    8.0%    $12,669    10.0%
  Citizens                                  11,998    17.50%      5,486    8.0%      6,857    10.0%

Tier I capital to risk weighted assets
  Union Bank                               $22,295    17.60%    $ 5,067    4.0%    $ 7,601     6.0%
  Citizens                                  11,138    16.24%      2,743    4.0%      4,114     6.0%

Tier I capital to average assets
  Union Bank                               $22,295    11.44%    $ 7,795    4.0%    $ 9,744     5.0%
  Citizens                                  11,138    11.52%      3,866    4.0%      4,833     5.0%

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

PART II  OTHER INFORMATION


ITEM 6:  EXHIBITS AND REPORTS IN FORM 10-Q

A.    Exhibits.
      27 - Financial Data Schedule

B.    Current Reports on Form 8-K
      Report to Shareholders on Fourth Quarter Results filed on
      February 16, 2000

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

                                       Union Bankshares, Inc.

                                       /s/ Kenneth D. Gibbons
                                       ------------------------------
                                       Kenneth D. Gibbons
                                       Director and Chief Executive Officer

                                       /s/ Marsha A. Mongeon
                                       ------------------------------
                                       Marsha A. Mongeon
                                       Chief Financial Officer and Treasurer