Form 10-Q
period 2000-06-30
UNION BANKSHARES INC
filed 2000-08-14
CIK 706863

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



              For the quarterly period ending:    June 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 2000:
                 Common Stock, $2 par value      3,029,529 shares


                           UNION BANKSHARES, INC.
                              TABLE OF CONTENTS


PART 1    FINANCIAL INFORMATION

Financial Statements
  Union Bankshares, Inc.
    Consolidated Balance Sheet                                            3
    Consolidated Statement of Income - Year to Date                       4
    Consolidated Statement of Changes in Stockholder's Equity             5
    Consolidated Statement of Cash Flows                                  6
Notes to Financial Statements                                             8

Management's Discussion and Analysis of Financial Condition
 and Results of Operations                                               10

PART II    OTHER INFORMATION

  Item 6    EXHIBITS AND REPORTS ON FORM 8-K                             26

  Signatures                                                             26


                   Union Bankshares, Inc. and Subsidiaries
                           Statement of Condition
                                 (Unaudited)

                                                  June 30    December 31
(Dollars in Thousands)                              2000         1999
                                                 ----------------------

Assets
  Cash and due from banks                        $ 11,612      $ 11,627
  Federal funds sold and overnight deposits         5,183         3,474
                                                 ----------------------
      Total cash and cash equivalents              16,795        15,101

  Interest bearing deposits                         1,953         1,957
  Securities available-for-sale                    55,393        60,441
  Federal Home Loan Bank stock                      1,017           939
  Loans held for sale                               7,534         8,102

  Loans                                           204,803       201,525
    Unearned loan fees                               (267)         (273)
    Allowance for loan losses                      (2,934)       (2,870)
                                                 ----------------------
      Loans, net                                  201,602       198,382
                                                 ----------------------
  Accrued interest receivable                       2,222         2,199
  Bank premises and equipment, net                  3,960         4,040
  Other real estate owned, net                         99            27
  Other assets                                      4,237         4,288
                                                 ----------------------
      Total assets                               $294,812      $295,476
                                                 ======================

Liabilities and Stockholders' equity:
Liabilities:
  Deposits:
    Non-interest bearing                         $ 32,990      $ 32,989
    Interest bearing                              215,542       224,604
                                                 ----------------------
      Total deposits                              248,532       257,593

  Borrowed funds                                   10,046         2,872
  Accrued interest and other liabilities            3,105         2,791
                                                 ----------------------
      Total liabilities                           261,683       263,256
                                                 ======================

Stockholders' equity:
  Common stock, $2 par value; 5,000,000
   shares authorized; 3,263,489 shares
    issued at 6/30/00 and 12/31/99.                 6,527         6,527
  Paid-in capital and surplus                         238           238
  Retained earnings                                28,972        28,180
  Treasury stock at cost (233,960
   shares at 6/30/00 and 12/31/99)                 (1,592)       (1,592)
  Accumulated other comprehensive income           (1,016)       (1,133)
                                                 ----------------------
      Total stockholders' equity                   33,129        32,220
                                                 ----------------------
      Total liabilities and
       stockholders' equity                      $294,812      $295,476
                                                 ======================

See accompanying notes to unaudited financial statements


                   Union Bankshares, Inc. and Subsidiaries
                      Consolidated Statements of Income
                                 (Unaudited)

                                                        Three Months Ended              Six Months Ended
                                                     ------------------------------------------------------
                                                              June 30                       June 30
(Dollars in Thousands)                                  2000           1999           2000           1999
                                                     ------------------------------------------------------
Interest income:
  Interest and fees on loans                         $   4,908      $   4,583      $   9,649      $   9,103
  Interest and dividends on investment
   securities                                              900            920          1,824          1,822
  Interest on federal funds sold                            73             81            122            156
  Interest on interest bearing deposits                     31             33             60             61
                                                     ------------------------------------------------------
                                                         5,912          5,617         11,655         11,142
Interest expense:
  Interest on deposits                                   2,319          2,177          4,546          4,335
  Interest on federal funds purchased                        3              1              4              1
  Interest on borrowed funds                                57             71             95            161
                                                     ------------------------------------------------------
                                                         2,379          2,249          4,645          4,497
                                                     ------------------------------------------------------
      Net interest income                                3,533          3,368          7,010          6,645
Provision for loan losses                                   63             88            125            188
                                                     ------------------------------------------------------
Net interest income after provision for
 loan losses                                             3,470          3,280          6,885          6,457
Noninterest income:
  Trust department income                                   34             31             76             68
  Service fees                                             601            607          1,155          1,170
  Security gains (losses)                                   (3)             3             34              3
  Gain on sale of loans                                      0             29              9             45
  Other                                                      3              8              9             15
                                                     ------------------------------------------------------
                                                           635            678          1,283          1,301
Noninterest expense:
  Salaries and wages                                     1,212          1,054          2,311          2,088
  Pension and other employee benefits                      279            237            577            498
  Occupancy expense, net                                   135            133            292            277
  Equipment expense                                        230            264            530            539
  Other operating expense                                  763            738          1,435          1,450
                                                     ------------------------------------------------------
                                                         2,619          2,426          5,145          4,852
                                                     ------------------------------------------------------
  Income before income tax expense                       1,486          1,532          3,023          2,906
Income tax expense                                         318            490            777            890
                                                     ------------------------------------------------------
  Net income                                         $   1,168      $   1,042      $   2,246      $   2,016
                                                     ======================================================
Earnings per common share                            $     .38      $     .34      $     .74      $     .66
                                                     ======================================================
Weighted average number of common
 shares outstanding                                  3,029,529      3,029,438      3,029,529      3,027,471
                                                     ======================================================
Dividends declared per share                         $    0.24      $    0.22      $    0.48      $    0.44
                                                     ======================================================

See accompanying notes to unaudited financial statements


                   Union Bankshares, Inc. and Subsidiaries
          Consolidated Statements of Changes in Stockholders Equity
                                 (Unaudited)

                                                                                                   Accumulated
                                                                                                      Other           Total
                                                 Common   Paid-in Capital   Retained   Treasury   Comprehensive   Stockholders'
                                                  Stock      & Surplus      Earnings     Stock    Income (Loss)      Equity
                                                 ------------------------------------------------------------------------------
                                                                             (Dollars in Thousands)

Balance, December 31, 1999                       $6,527         $238         $28,180    $(1,592)     $(1,133)        $32,220

Net income                                                                     2,246                                   2,246
Net unrealized holding loss on securities
 available-for-sale, net of tax                                                                          117             117
                                                                                                                     -------

Comprehensive income                                                                                                   2,363
                                                                                                                     -------

Cash dividends declared                                                       (1,454)                                 (1,454)
Treasury stock purchased                                                                                                   0
Exercise of stock option                                                                                                   0
                                                                                                                     -------

Balance, June 30, 2000                           $6,527         $238         $28,972    $(1,592)     $(1,016)        $33,129
                                                 ===========================================================================

                   Union Bankshares, Inc. and Subsidiaries
                    Consolidated Statement of Cash Flows
                                 (UNAUDITED)

                                                          Year To Date
                                                    ------------------------
                                                      June 30        June 30
(Dollars in Thousands)                                  2000           1999
                                                    ------------------------
Cash Flows From Operating Activities
  Net Income                                        $ 2,246         $ 2,016
  Adjustments to reconcile net income
   to net cash provided by operating
    activities
    Depreciation                                        428             426
    Provision for loan losses                           125             188
    Credit for deferred income taxes                    (42)            (18)
    Amortization, net Securities                         30               2
    Amortization, net Limited Partnerships               17               0
    Write-downs of Other Real Estate Owned                8               4
    Increase (decrease) in unamortized
     loan fees                                           (6)             25
    (Increase) decrease in loans held
     for sale                                           586          (4,108)
    (Increase) decrease in accrued interest             242              56
     receivable                                         (23)            111
    Decrease in other assets
    Increase (decrease) in income taxes
     payable                                           (111)            133
    Decrease in accrued interest payable                (80)           (196)
    Increase in other liabilities                       394             130
    Gain sold on securities sold                        (34)             (3)
    Gain on sale of loans                                (9)            (45)
    (Gain) loss on sale of OREO                          (2)             10
                                                    -----------------------
      Net cash (used) provided by operating
       activities                                     3,751          (1,269)
Cash Flows From Investing Activities
  Interest bearing deposits
    Maturities and redemptions                          694             689
    Purchases                                          (690)         (1,169)
  Securities available for sale
    Maturities and redemptions                        7,381          13,728
    Purchases                                        (3,170)        (13,728)
  Purchase of Federal Home Loan Bank Stock              (78)            (35)
  (Increase) decrease in loans, net                   (2,541)         6,065
   Recoveries of loans charged off                       79              40
  Purchases of premises and equipment, net             (348)           (124)
  Proceeds from sale of OREO                              0             130
  Investment in Ltd Partnerships                        (54)           (373)
  Proceeds from sale of repossessed property             11              56
                                                    -----------------------
      Net cash provided by investing activities       1,284           5,843
Cash Flows From Financing Activities
  Borrowings, net of repayments                       7,174             275
  Proceeds from exercise of stock options                 0              37
  Net increase (decrease) in demand, NOW,
  savings, and money market accounts                 (9,555)          2,736
  Net increase (decrease) in time deposits              494          (4,576)
  Dividends paid                                     (1,454)         (1,238)
                                                    -----------------------
      Net cash provided by financing activities      (3,341)         (2,766)

      Increase in cash and cash equivalents           1,694           1,808
Cash and cash equivalents
  Beginning                                          15,101          19,196

  Ending                                             16,795          21,004

Supplemental Disclosure of Cash Flow Information:
  Interest Paid                                     $ 4,725         $ 4,683
                                                    -----------------------

  Income Taxes Paid                                 $   930         $   745
                                                    -----------------------


                           UNION BANKSHARES, INC.

                       NOTES TO FINANCIAL STATEMENTS:


Note 1. The accompanying interim consolidated financial statements of Union Bankshares, Inc. (the Company) for the interim period ended June 30, 2000 and 1999 and for the quarters then ended have been prepared in accordance with the accounting policies described in the company's annual report to shareholders and Form 10K which are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information contained herein have been made. Certain amounts reported in prior periods have been reclassified for comparative purposes. This information should be read in conjunction with the Company's 1999 Annual report, Form S-4, and Form 8K.

Note 2.    Acquisition

Effective November 30, 1999, following the receipt of all required stockholder, state and federal regulatory approvals, Union Bankshares, Inc. acquired Citizens Saving Bank and Trust Co. This makes Union a two bank holding company. The accompanying consolidated financial statements reflect the merger accounted for in a tax-free transaction as a pooling of interests and are presented as if the companies were combined as of the earliest period presented. However, the financial information is not necessarily indicative of the results of operations, financial position or cash flows that would have occurred had the acquisition been consumated for the periods for which it is given effect, nor is it necessarily indicative of future results of operations, financial position, or cash flows. The financial statements reflect the conversion of each outstanding share of Citizens common stock into 6.5217 shares of Union common stock, with the exchange of 991,089 shares (net of 196 fractional shares redeemed for approximately $4,516) of newly-issued Company common stock.

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

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the period ended June 30, follows:

                                                       Intersegment             Consolidated
2000                               Union    Citizens    Elimination    Other       Totals
--------------------------------------------------------------------------------------------

Interest income                  $  7,814    $ 3,841       $  0        $   0      $  11,655
Interest expense                    2,967      1,677          0            1         4,645
Provision for loan loss                 0        125          0            0           125
Service fee income                    906        249          0            0         1,155
Income tax expense (benefit)          622        199          0          (44)          777
Net income (loss)                   1,943        392          0          (89)        2,246
Assets                            194,963     99,432        (47)         464       294,812

                                                       Intersegment             Consolidated
1999                               Union    Citizens    Elimination    Other       Totals
--------------------------------------------------------------------------------------------

Interest income                  $  7,303    $  3,839      $  0        $   0      $ 11,142
Interest expense                    2,822       1,674         0            1         4,497
Provision for loan loss                63         125         0            0           188
Service fee income                    867         303         0            0         1,170
Income tax expense (benefit)          293         602         0           (5)          890
Net income (loss)                   1,664         487         0         (135)        2,016
Assets                            184,126     103,992         0          365       288,483

Amounts in the "Other" column encompass activity in Union Bankshares, Inc., the "parent company." Holding company assets are stated after intercompany eliminations.


       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

                                   GENERAL

The following discussion and analysis provides information regarding Union Bankshares, Inc.'s (Union's) financial position as of June 30, 2000 and as of December 31, 1999, and its results of operations for the three and six months ended June 30, 2000 and 1999. This discussion should be read in conjunction with the information in this document under Financial Statements and related notes and with other financial data appearing elsewhere in this filing. In the opinion of Union's management, the unaudited interim data reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly present Union's consolidated financial position and results of operations to be expected for the interim period. Management is not aware of the occurrence of any events after June 30, 2000, which would materially affect the information presented below.

Union's common stock was listed on the American Stock Exchange on July 13, 2000 with an opening price of $15.125.

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

By their very nature, forward-looking statements are subject to uncertainties, both general and specific, and risk exists that predictions, forecasts, projections and other estimates contained in forward-looking statements will not be achieved. Also when we use any of the words "believes," "expects," "anticipates" or similar expressions, we are making forward-looking statements. Many possible events or factors could affect the future financial results and performance of our company. This could cause results or performance to differ materially from those expressed in our forward-looking statements. The possible events or factors that might affect our forward-looking statements include, but are not limited to, the following:

*    uses of monetary, fiscal and tax policy by various governments
* political, legislative or regulatory developments in Vermont or the United States including changes in laws concerning taxes, banking and other aspects of the financial services industry
* developments in general economic or business conditions, including interest rate fluctuations, market fluctuations and perceptions, and inflation
* changes in the competitive environment for financial services organizations
*    the Company's ability to retain key personnel
* changes in technology including demands for greater automation and systems integration of Citizens
*    adverse changes in the securities market

When relying on forward-looking statements to make decisions with respect to the Company, investors and others are cautioned to consider these and other risks and uncertainties.

                            RESULTS OF OPERATIONS

The Company's net income for the quarter ended June 30, 2000 was $1.2 million, compared with net income of $1 million for the second quarter of 1999. Net income per share was $.38 for the second quarter of 2000 compared to $.34 for the same quarter of 1999. Net income for the first six months of 2000 was $2.2 million, compared with $2 million for the same period in 1999. Net income per share was $.74 for the first six months of 2000 compared to $.66 for the comparable period in 1999.

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


                                                            Three months ended June 30,
                                                        2000                            1999
                                           -------------------------------------------------------------
                                                      Interest   Average              Interest   Average
                                            Average    Earned/    Yield/    Average    Earned/    Yield/
                                            Balance     Paid       Rate     Balance     Paid       Rate
                                           -------------------------------------------------------------
                                                               (dollars in thousands)

Average Assets:
  Federal funds sold                       $  4,800    $    73    6.08%    $  6,962    $    81    4.65%
  Interest bearing deposits                   2,009         31    6.17%       2,386         33    5.53%
  Investments (1) (2)                        58,650        900    6.31%      62,278        920    6.08%
  Loans, net (1), (3)                       211,922      4,908    9.36%     198,246      4,583    9.33%
                                           ------------------------------------------------------------
Total interest-earning assets (1)           277,381      5,912    8.63%     269,872      5,617    8.43%
Cash and due from banks                       8,582                           8,391
Premises and equipment                        4,064                           4,387
Other assets                                  6,294                           6,026
                                           --------                        --------
      Total assets                         $296,321                        $288,676
                                           ========                        ========
Average Liabilities and
  Shareholders' Equity:
  NOW accounts                             $ 33,361    $   164    1.97%    $ 33,523    $   162    1.93%
  Savings and money market accounts          89,383        833    3.73%      84,514        735    3.48%
  Certificates of deposit                   100,639      1,322    5.25%      99,951      1,280    5.12%
  Borrowed funds                              3,742         60    6.41%       4,831         72    5.96%
                                           ------------------------------------------------------------
      Total interest-bearing
       Liabilities                          227,125      2,379    4.19%     222,819      2,249    4.04%
Non-interest bearing deposits                31,434                          30,416
Other liabilities                             5,241                           3,422
                                           --------                        --------
      Total liabilities                     263,800                         256,657
Shareholders' equity                         32,521                          32,019
                                           --------                        --------
      Total liabilities and
       shareholders' equity                $296,321                        $288,676
                                           ========                        ========
Net interest income (1)                                $ 3,533                         $ 3,368
                                                       =======                         =======
Net interest spread (1)                                           4.44%                           4.39%
Net interest margin (1)                                           5.20%                           5.09%


                                                             Six months ended June 30,
                                                        2000                            1999
                                           -------------------------------------------------------------
                                                      Interest   Average              Interest   Average
                                            Average    Earned/    Yield/    Average    Earned/    Yield/
                                            Balance     Paid       Rate     Balance     Paid       Rate
                                           -------------------------------------------------------------
                                                               (dollars in thousands)

Average Assets:
  Federal funds sold                       $  4,218    $   122    5.78%    $  6,776    $   156    4.61%
  Interest bearing deposits                   2,024         60    5.93%       2,242         61    5.44%
  Investments (1) (2)                        59,667      1,824    6.29%      60,844      1,822    6.15%
  Loans, net (1), (3)                       209,456      9,649    9.30%     198,671      9,103    9.25%
                                           ------------------------------------------------------------
Total interest-earning assets (1)           275,365     11,655    8.57%     268,533     11,142    8.40%
Cash and due from banks                       8,646                           8,921
Premises and equipment                        4,048                           4,457
Other assets                                  6,361                           6,118
                                           --------                        --------
      Total assets                         $294,420                        $288,029
                                           ========                        ========
Average Liabilities and
 Shareholders' Equity:
  NOW accounts                             $ 32,684    $   317    1.94%    $ 32,980    $   314    1.91%
  Savings and money market accounts          90,125      1,658    3.68%      83,928      1,451    3.46%
  Certificates of deposit                    99,282      2,571    5.18%      99,430      2,570    5.17%
  Borrowed funds                              3,093         99    6.40%       5,470        162    5.92%
                                           ------------------------------------------------------------
      Total interest-bearing
       Liabilities                          225,184      4,645    4.13%     221,718      4,497    4.06%
Non-interest bearing deposits                31,842                          30,940
Other liabilities                             5,136                           3,461
                                           --------                        --------
      Total liabilities                     262,162                         256,119
Shareholders' equity                         32,258                          31,910
                                           --------                        --------
      Total liabilities and
       shareholders' equity                $294,420                        $288,029
                                           ========                        ========
Net interest income (1)                                $ 7,010                         $ 6,645
                                                       =======                         =======
Net interest spread (1)                                           4.44%                           4.34%
Net interest margin (1)                                           5.20%                           5.05%

--------------------

<F1>  Average yield reported on a tax-equivalent basis.
<F2>  The average balance of investments is calculated using the amortized cost basis.
<F3>  Net of unearned income and allowance for loan loss.

Union's net interest income increased by $165 thousand, or 4.9%, to $3.5 million for the three months ended June 30, 2000, from $3.4 million for the three months ended June 30, 1999. This increase was due to a more gradual increase in the cost of interest-bearing liabilities compared to the yield earned on interest-bearing assets which was fueled by the six 25 basis point increases in the prime rate since June 30, 1999 which has taken it from 7.75% to 9.50%. The net interest spread increased by 5 basis points to 4.44% for the three months ended June 30, 2000, from 4.39% for the three months ended June 30, 1999. The net interest margin for the 2000 period increased by 11 basis points to 5.2% from 5.09% for the 1999 period. This improvement is mainly due to retaining loans held for sale in our portfolio and the increase in interest rates in general between the two periods which is in our favor.

Union's net interest income year to date was $7 million compared to the prior year of $6.6 million or an increase of 5.5% between the two years. The net interest spread increased by 10 basis points to 4.44% for the six months ended June 30, 2000 from 4.34% for the six months ended June 30, 1999. The net interest margin for the 2000 period increased to 5.20% from 5.05% for the 1999 period or an increase of 15 basis points.

Rate/Volume Analysis. The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected Union's interest income and interest expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to:
*    changes in volume (change in volume multiplied by prior rate);
*    changes in rate (change in rate multiplied by current volume); and
*    total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

                                              Three Months Ended June 30, 2000 Compared
                                                  to Three Months Ended June 30, 1999
                                                 Increase/(Decrease) Due to Change In
                                                  Volume          Rate          Net
                                              -----------------------------------------
                                                          (dollars in thousands)

Interest-earning assets:
  Federal funds sold                               $(25)          $ 17          $ (8)
  Interest bearing deposits                          (5)             3            (2)
  Investments                                       (54)            34           (20)
  Loans, net                                        318              7           325
                                                   ---------------------------------
      Total interest-earning assets                 234             61           295
Interest-bearing liabilities:
  NOW accounts                                       (1)             3             2
  Savings and money market accounts                  42             56            98
  Certificates of deposit                             9             33            42
  Borrowed funds                                    (16)             4           (12)
                                                   ---------------------------------
      Total interest-bearing liabilities             34             96           130
                                                   ---------------------------------
Net change in net interest income                  $200           $ 35          $165
                                                   =================================


                                               Six Months Ended June 30, 2000 Compared
                                                  to Six Months Ended June 30, 1999
                                                 Increase/(Decrease) Due to Change In
                                                  Volume          Rate          Net
                                              -----------------------------------------
                                                          (dollars in thousands)

Interest-earning assets:
  Federal funds sold                               $(59)          $25           $(34)
  Interest bearing deposits                          (6)            5             (1)
  Investments                                       (38)           40              2
  Loans, net                                        496            50            546
                                                   ---------------------------------
      Total interest-earning assets                 393           120            513
Interest-bearing liabilities:
  NOW accounts                                       (2)            5              3
  Savings and money market accounts                 107           100            207
  Certificates of deposit                            (4)            5              1
  Borrowed funds                                    (70)            7            (63)
                                                   ---------------------------------
      Total interest-bearing liabilities             31           117            148
                                                   ---------------------------------
Net change in net interest income                  $362          $  3           $365
                                                   =================================

Quarter Ended June 30, 2000 compared to Quarter Ended June 30, 1999.

Interest and Dividend Income. Union's interest and dividend income increased by $295,000, or 5.25%, to $5.9 million for the three months ended June 30, 2000, from $5.6 million for the three months ended June 30, 1999. Average earning assets increased by $7.5 million, or 2.8%, to $277.4 million for the three months ended June 30, 2000, from $269.9 million for the three months ended June 30, 1999. Average loans approximated $211.9 million for the three months ended June 30, 2000 up from $198.2 million for the three months ended June 30, 1999. Increases in construction loans of $.8 million or 15.1%, the $6.2 million or 7.8% increase in residential real estate secured loans, the $10.3 million or 12.0% increase in commercial loans, and the $1.1 million or 11.5% increase in loans to municipalities was partially offset by the $4.7 million or 22.4% decrease in personal loans. Construction Lending was strong throughout 1999 and to date through 2000. A conscious decision to retain loans packaged for sale in our portfolio in mid 1999 accounts for the majority of the increase in both the residential real estate and commercial loan portfolios. The decrease in personal loans is due to a late 1998 decision to exit the Dealer floorplan business at Citizens.

The average balance of investment securities (including mortgage-backed securities) decreased by $3.6 million, or 5.8%, to $58.6 million for the three months ended June 30, 2000, from $62.3 million for the three months ended June 30, 1999. The average balance in Interest Bearing Deposits decreased by $377,000 to $2.0 million from $2.4 million or 15.8%. The average level of federal funds sold decreased by $2.2 million or 31.1%, to $4.8 million for the three months ended June 30, 2000, from $7.0 million for the three months ended June 30, 1999. The decrease in the investment portfolio, in Federal Funds Sold and in Interest Bearing Deposits in 2000 reflects the closer attention to cash management since Y2 passed with no liquidity crisis, the paydown of debt and the continuing growth in our loan portfolio. Interest Income on non-loans was $1 million for both years reflecting the increase in yields offset by the decrease in volume.

Interest Expense. Union's interest expense increased by $130 thousand, or 5.8%, to $2.4 million for the three months ended June 30, 2000 from $2.2 million for the three months ended June 30, 1999. Average interest-bearing liabilities increased by $4.3 million, or 1.9% to $227.1 million for the three months ended June 30, 2000, from $222.8 million for the three months ended June 30, 1999. Average time deposits increased $.7 million, or .7%, to $100.6 million for the three months ended June 30, 2000, from $99.9 million for the three months ended June 30, 1999, while the average balances for money market and saving accounts increased by $4.9 million to $89.4 million for the three months ended June 30, 2000, from $84.5 million for the three months ended June 30, 1999. The 5.8% increase in balances was all in money market accounts as the rate structure was tiered to remain competitive with other financial institutions. Customers have maintained very liquid positions during the last 6 months as they anticipate the interest rates paid on all deposit instruments will continue to rise.

The average balance on funds borrowed has dropped from $4.8 million on average in 1999 to $3.7 million in 2000 as Union paid off some long term Federal Home Loan Bank borrowings during the second quarter of 1999.

Noninterest Income. Union's noninterest income decreased $43,000, or 6.3%, to $635 thousand for the three months ended June 30, 2000, from $678 thousand for the three months ended June 30, 1999. The results for the period reflected a net loss of $3 thousand from the sale of securities compared to a net gain of $3 thousand from sales during 1999. Trust department income rose to $34 thousand in the second quarter of 2000 from $31 thousand in the same period of 1999 or a 9.7% increase. There was no gain on Sale of Loans for 2000 and $29 thousand for 1999. This change can be explained by management's decision to retain in portfolio a higher percentage of loans that could be sold due to the interest rate environment and other reinvestment rates available. Other noninterest income and service fees (sources of which include deposit and loan fees, ATM fees, and safe deposit fees) decreased by $11 thousand, or 1.8%, to $604 thousand for the three months ended June 30, 2000, from $615 thousand for the three months ended June 30, 1999. This was primarily caused by a drop in Overdraft Fee and Deposit Service Charge income due to the continuing strong economy offset by the increase in ATM income.

Noninterest Expense. Union's noninterest expense increased $193 thousand, or 8.0%, to $2.6 million for the three months ended June 30, 2000, from $2.4 million for the three months ended June 30, 1999. Salaries increased $158,000, or 15.0%, to $1.2 million for the three months ended June 30, 2000, from $1.0 million for the three months ended June 30, 1999, reflecting normal salary activity and severance pay for three employees whose positions were eliminated at Citizens due to the consolidation of certain operations within the organization. Pension and employee benefits increased $42 thousand or 17.7% to $279 thousand for the three months ended June 30, 2000, from $237 thousand for the three months ended June 30, 1999 mainly due to a $10,000 increase in payroll taxes and a $30,000 increase in retirement plans expense. Equipment expense decreased $34 thousand to $230 thousand for the three months ended June 30, 2000, from $286 thousand for the same period in 1999 resulting from decreased depreciation cost of $23.7 thousand on computer equipment and software which are depreciated as an expense over a time period of three to five years and a $13,600 decrease in equipment repair expense. Other operating expense for the quarter was $763 thousand up from $738 thousand for the same quarter in 1999. The increase of $25 thousand, or 3.4%, is mainly due to the American Stock Exchange listing fee of $22,500 booked in June of 2000, which is not immediately deductible for income taxes.

During the quarter ended June 30, 2000, Union incurred no expenses related to the merger, including legal and advisory fees compared to approximately $71.2 thousand during the second quarter of 1999.

Income Tax Expense. Union's income tax expense decreased by $172,000, or 35.1%, to $318,000 for the three months ended June 30, 2000, from $490 thousand for the comparable period of 1999 because of our reduced income, $114,000 historic rehabilitation credit available to us for the second quarter of the 2000 tax year due to our partnership investment in a low income housing project sponsored by Housing Vermont in our market area, and the reduction in non-deductible acquisition expenses related to the merger.

Year to Date June 30, 2000 compared to Year to Date June 30, 1999.

Interest and Dividend Income. Union's interest and dividend income increased by $513,000, or 4.6%, to $11.6 million for the six months ended June 30, 2000, from $11.1 million for the six months ended June 30, 1999. Average earning assets increased by $6.8 million, or 2.5%, to $275.4 million for the six months ended June 30, 2000, from $268.5 million for the six months ended June 30, 1999. Average loans approximated $209.4 million for the six months ended June 30, 2000 up from $198.7 million for the six months ended June 30, 1999. Increases in construction loans of $.9 million or 16.8%, the $5.9 million or 7.4% increase in residential real estate secured loans, the $8.0 million or 9.4% increase in commercial loans, and the $825 thousand or 8.9% increase in loans to municipalities was partially offset by the $4.8 million or 22.2% decrease in personal loans. Construction Lending was strong throughout 1999 and to date through 2000. A conscious decision to retain loans packaged for sale in our portfolio in mid 1999 accounts for the majority of the increase in both the residential real estate and commercial loan portfolios. The decrease in personal loans is due to a late 1998 decision to exit the Dealer floorplan business at Citizens.

The average balance of investment securities (including mortgage-backed securities) decreased by $1.2 million, or 1.9%, to $59.7 million for the six months ended June 30, 2000, from $60.8 million for the six months ended June 30, 1999. The average level of federal funds sold decreased by $2.6 million or 37.8%, to $4.2 million for the six months ended June 30, 2000, from $6.8 million for the six months ended June 30, 1999. The average balance in Interest Bearing Deposits decreased by $218,000 to $2.0 million from $2.2 million or 9.7% The decrease in the investment portfolio, Federal Funds Sold and Interest Bearing Deposits in 2000 reflects the closer attention to cash management since Y2K passed with no liquidity crises, the paydown of debt and the continuing growth in our loan portfolio. Interest Income on non-loans was $2 million for both years reflecting the increase in yields offset by the overall decrease in volume.

Interest Expense. Union's interest expense increased by $148 thousand, or 3.3%, to $4.6 million for the six months ended June 30, 2000 from $4.5 million for the six months ended June 30, 1999. Average interest-bearing liabilities increased by $3.5 million, or 1.6%, to $225.2 million for the six months ended June 30, 2000, from $221.7 million for the six months ended June 30, 1999. Average time deposits decreased $148 thousand, or 1.5%, to $99.3 million for the six months ended June 30, 2000, from $99.4 million for the six months ended June 30, 1999, while the average balances for money market and savings accounts increased by $6.2 million to $90.1 million for the six months ended June 30, 2000, from $83.9 million for the six months ended June 30, 1999. The 7.4% increase in balances was all in money market accounts as the rate structure was tiered to remain competitive with other financial institutions. Customers have maintained very liquid positions during the last 6 months as they anticipate the interest rates paid on all deposit instruments will continue to rise.

The average balance on funds borrowed has dropped from $5.5 million on average in 1999 to $3.1 million in 2000 as Union paid off some long term Federal Home Loan Bank borrowings during the second quarter of 1999.

Noninterest Income. Union's noninterest income decreased $18,000, or 1.4%, to $1.3 million for the six months ended June 30, 2000. The results for the period reflected a net gain of $34 thousand from the sale of securities compared to a $3,000 gain from sales during 1999. Trust department income rose to $76,000 in the first half of 2000 from $68,000 in the same period of 1999 or a 11.8% increase. Gain on Sale of Loans dropped $36,000 to $9,000 for 2000 from $45,000 for 1999. This change can be explained by management's decision to retain in portfolio a higher percentage of loans that could be sold due to the interest rate environment and other reinvestment rates available. Other noninterest income and service fees (sources of which include deposit and loan fees, ATM fees, and safe deposit fees) decreased by $15,000, or 1.3%, to $1.16 million for the six months ended June 30, 2000, from $1.17 million for the six months ended June 30, 1999. This was primarily caused by drops in Overdraft Fee and Service Charges on Deposit income due to the continuing strong economy offset by increased ATM income.

Noninterest Expense. Union's noninterest expense increased $293,000, or 6.0%, to $5.1 million for the six months ended June 30, 2000, from $4.8 million for the six months ended June 30, 1999. Salaries increased $223,000, or 10.7%, to $2.3 million for the six months ended June 30, 2000, from $2.1 million for the six months ended June 30, 1999, reflecting normal salary activity, pay for overtime during the first quarter of 2000 related to a Systems Conversion at Citizens, and severance pay for three employees whose positions were eliminated at Citizens due to the consolidation of certain operations within the organization. Pension and employee benefits increased $79 thousand, or 15.9%, to $577 thousand for the six months ended June 30, 2000, from $498 thousand for the six months ended June 30, 1999 mainly due to a $22,500 increase in health insurance costs, a $38,000 increase in retirement plans expense, and a $13,000 increase in payroll taxes. Net occupancy expense increased $15 thousand, or 5.4%, to $292,000 for the six months ended June 30, 2000, from $277,000 for the six months ended June 30, 1999 due mainly to the increase in fuel costs and property tax expense. Equipment expense decreased $9 thousand to $530 thousand for the six months ended June 30, 2000, from $539 thousand for the same period in 1999 primarily resulting from decreased equipment repair expense.

Other operating expenses were $1.435 million for the first six months of 2000 compared to $1.450 million for the same period in 1999. Year 2000 expenses were $1.5 thousand during the first half of 2000 compared to $55 thousand in 1999.

During the period ended June 30, 2000, Union incurred approximately $1 thousand of expenses related to the merger, including legal and advisory fees compared to $108.8 thousand during the same period of 1999. Union incurred a one-time listing fee in June of 2000 of $22,500 from the American Stock Exchange. Other large variance categories were Charitable Contributions up $45,200 from $14,500 through June 30, 1999 to $59,700 in 2000. Printing costs were up $28,300 between years from $18,400 to $46,700 due to the expense of a professional annual report, proxy and Form 10-K. State Franchise taxes were up $8,000 between years due to the increase in our deposit base. FDIC assessment was up $12,200 due to increased deposit base and the increased assessment rate. Advertising and public relations expenses were up $13,200 as media exposure was expanded at Citizens.

Income Tax Expense. Union's income tax expense decreased by $113,000, or 12.7%, to $777,000 for the six months ended June 30, 2000, from $890,000 for the comparable period of 1999 because of our $114,000 historic rehabilitation credit that was available to us for the second quarter of the 2000 tax year due to our partnership investment in a low income housing project sponsored by Housing Vermont in our market area.


                             FINANCIAL CONDITION

At June 30, 2000, Union had total consolidated assets of $294.8 million, including net loans and loans held for sale of $209.1 million, deposits of $248.5 million and shareholders' equity of $33.1 million. Based on the most recent information published by the Vermont Banking Commissioner, in terms of total assets at December 31, 1999, Union Bank ranked as the 11th largest institution of the 26 commercial banks and savings institutions headquartered in Vermont, and Citizens ranked as the 20th.

Union's total assets decreased by $.7 million or .2% to $294.8 million at June 30, 2000 from $295.5 million at December 31, 1999. Historically, June 30th of each year is our low point in terms of total assets, net loans and deposits. This is a one day aberration as the Towns, Villages and School Districts that we lend to must be out of debt one day during the year. These loans totaled $11.6 million on June 29, 2000, $5.8 million on June 30, 2000 and $12.7 million on July 3. In spite of this drop, total net loans and loans held for sale increased by $2.6 million or 1.3% to $209.1 million or 70.9% of total assets at June 30, 2000 as compared to $206.5 million or 69.9% of total assets at December 31, 1999. Cash and cash equivalents, including Federal funds sold, increased approximately $1.7 million or 11.2% to $16.8 million at June 30, 2000 from $15.1 million at December 31, 1999, which was primarily attributable to the one day increase in liquidity caused by the municipal variation discussed above.

Securities available for sale decreased from $60.4 million at December 31, 1999 to $55.4 million at June 30, 2000, a $5 million or 8.3% decrease. Securities maturing have not been replaced dollar for dollar and some securities have been sold in order to fund the increasing loan demand and our decision to hold in portfolio loans available for sale.

Deposits decreased $9.1 million or 3.5% to $248.5 million at June 30, 2000 from $257.6 million at December 31, 1999. A $6.0 million drop in Now accounts and a $3.8 million decrease in money market accounts, mainly Municipal accounts, accounted for the decrease. Total borrowings increased $7.2 million to $10.0 million at June 30, 2000 from $2.9 million at December 31, 1999. The increase was in short-term liquidity borrowing from the Federal Home Loan Bank under existing lines of credit to fund loan demand.

Loan Portfolio. Union's loan portfolio (including loans held for sale) primarily consists of adjustable- and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. As of June 30, 2000, Union's loan portfolio totaled $212.3 million, or 72.0%, of assets, of which $103.7 million, or 48.8% of gross loans, consisted of residential mortgages and construction loans, and $67.8 million, or 31.9%, of total loans consisted of commercial real estate loans. As of such date, Union's loan portfolio also included $18.8 million of commercial loans, $5.8 million of municipal loans, and $16.2 million of consumer loans representing, in order, 8.9%, 2.8% and 7.6% of total loans outstanding on June 30, 2000.

The following table shows information on the composition of Union's loan portfolio as of June 30, 2000 and December 31, 1999:

                              June 30,    December 31,
Loan Type                       2000          1999
------------------------------------------------------

Real Estate                   $100,072     $ 87,154
Commercial real estate          64,251       69,807
Commercial                      18,441       16,246
Consumer                        16,209       18,661
Municipal loans                  5,830        9,657
Loans held for sale              7,534        8,102
                              ---------------------
      Total loans              212,337      209,627

Deduct:
  Allowance for loan losses      2,934        2,870
  Net deferred loan fees,
   premiums & discounts            267          273
                              ---------------------
                                 3,201        3,143

                              $209,136     $206,484
                              =====================

Union originates and sells residential mortgages into the secondary market, with most such sales made to the Federal Home Loan Mortgage Corporation (FHLMC). Union services a $151.1 million residential mortgage portfolio, approximately $47.4 million of which is serviced for unaffiliated third parties at June 30, 2000. Additionally, Union originates commercial loans under various SBA programs that provide an agency guarantee for a portion of the loan amount. Union will typically sell the guaranteed portion of the loan to other financial concerns and will retain servicing rights, which generates fee income. Union capitalizes mortgage servicing rights on these fees and recognizes gains and losses on the sale of the principal portion of these notes as they occur. As of June 30, 2000, Union serviced $11.2 million of commercial and commercial real estate loans for unaffiliated third parties.

An increase of $12.9 million or 14.8% in residential real estate loans and an increase of $2.2 million or 13.5% in commercial loans was partially offset by a $5.6 million or 8% decrease in commercial real estate loans, a $2.4 million or 13.1% decrease in consumer loans, a drop in municipal loans outstanding of $3.8 million or 39.6% and a drop in loans held for sale of $568 thousand or 7.0%.

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

Union had loans on nonaccrual status totaling $1.6 million at June 30, 2000, $951,000 at December 31, 1999 and $664,000 at June 30, 1999. The increase in non-accrual loans between year-end and June 30, 2000 is mainly due to three commercial loan customers whose properties are in the process of foreclosure by Union. A portion of these loans are backed by SBA guarantees that have not yet been exercised. Interest income not recognized on such loans amounted to approximately $156 thousand and $70 thousand as of June 30, 2000 and 1999, respectively and $183 thousand as of December 31, 1999.

Union had $2.1 million and $3.17 million in loans past due 90 days or more and still accruing at June 30, 2000 and December 31, 1999, respectively. At June 30, 2000, Union had internally classified certain loans totaling $1.5 million. In management's view, such loans represent a higher degree of risk and could become nonperforming loans in the future. While still on a performing status, in accordance with Union's credit policy, loans are internally classified when a review indicates any of the following conditions making the likelihood of collection highly questionable:

*    the financial condition of the borrower is unsatisfactory;
*    repayment terms have not been met;
* the borrower has sustained losses that are sizable, either in absolute terms or relative to net worth;
*    confidence is diminished;
*    loan covenants have been violated;
*    collateral is inadequate; or
*    other unfavorable factors are present.

At June 30, 2000, Union had acquired by foreclosure or through repossession real estate worth $99,000, consisting of commercial property, undeveloped land and two residential homes.

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

The following table reflects activity in the allowance for loan losses for the quarter and six months ended June 30, 2000 and 1999:

                                       Quarter Ended, June 30    Six Months Ended, June 30,
                                       ----------------------------------------------------
                                           2000        1999            2000        1999
                                       ----------------------------------------------------
                                                      (dollars in thousands)

Balance at the beginning of period        $2,899      $2,885          $2,870      $2,845
Charge-offs:
  Real Estate                                  0           0               0          16
  Commercial                                   2          27              16          30
  Consumer and other                          60          75             124         137
                                          ----------------------------------------------
      Total charge-offs                       62         102             140         183
                                          ----------------------------------------------
Recoveries:
  Real Estate                                  1           0               1           1
  Commercial                                   8           1              29           5
  Consumer and other                          25          18              49          34
                                          ----------------------------------------------
      Total recoveries                        34          19              79          40
                                          ----------------------------------------------

Net charge-offs                              (28)        (83)            (61)       (143)
Provision for loan losses                     63          88             125         188
                                          ----------------------------------------------
Balance at end of period                  $2,934      $2,890          $2,934      $2,890
                                          ==============================================

The following table shows the breakdown of Union's allowance for loan loss by category of loan and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

                                             June 30,                   December 31,
                                          -----------------------------------------------
                                                 2000                        1999
                                          -----------------------------------------------
                                                      (dollars in thousands)
                                          Amount      Percent         Amount      Percent
                                          -----------------------------------------------

Real Estate
  Residential                             $  542       18.4%          $  557       42.3%
  Commercial                               1,070       36.4%           1,014       30.6%
  Construction                                99        3.4%              77        3.7%
Other Loans
  Commercial                                 539       18.4%             416        8.1%
  Consumer installment                       375       12.8%             448        8.6%
  Home equity loans                           28        1.0%              28        1.8%
  Municipal, Other and Unallocated           281        9.6%             330        4.9%
                                          ----------------------------------------------
      Total                               $2,934      100.0%          $2,870      100.0%
                                          ==============================================
Ratio of Net Charge Offs to
 Average Loans (1)                                     0.06%                       0.16%
                                                      ------                      ------
Ratio of Allowance for Loan
 Losses to Loans                                       1.43%                       1.42%
                                                      ------                      ------
--------------------

<F1>  Annualized


Investment Activities At June 30, 2000, the reported value of investment securities available-for-sale was $55.4 million or 18.8% of its assets. Union had no securities classified as held-to-maturity or trading securities. The reported value of securities available-for-sale at June 30, 2000, reflects a negative valuation adjustment of $1.5 million. The offset of this adjustment, net of income tax effect, was a $1 million decrease in Union's other comprehensive income component of shareholders' equity and an increase in net deferred tax assets of $523,000.

Deposits. The following table shows information concerning Union's deposits by account type, and the weighted average nominal rates at which interest was paid on such deposits as of June 30, 2000 and December 31, 1999:

                                             Six Months Ended, June 30          Year Ended December 31,
                                                        2000                             1999
                                           --------------------------------------------------------------
                                                              (dollars in thousands)

                                                      Percent                          Percent
                                            Average   of Total   Average    Average    of Total   Average
                                            Amount    Deposits    Rate      Amount     Deposits    Rate
                                           --------------------------------------------------------------
Non-certificate deposits:
  Demand deposits                          $ 31,842     12.54%             $ 32,505     12.83%
  Now accounts                               32,684     12.87%    1.94%      34,654     13.67%    1.95%
  Money Markets                              53,954     21.25%    4.36%      49,296     19.45%    4.14%
  Savings                                    36,171     14.24%    2.71%      38,064     15.02%    2.71%
                                           ------------------              ------------------
Total non-certificate deposits:             154,651     60.90%              154,519     60.97%
                                           ------------------              ------------------
Certificates of deposit:
  Less than $100,000                         76,612     30.17%    5.08%      78,030     30.79%    5.05%
  $100,000 and over                          22,670      8.93%    5.65%      20,870      8.24%    5.48%
                                           ------------------              ------------------

Total certificates of deposit                99,282     39.10%               98,900     39.03%
                                           ------------------              ------------------

Total deposits                             $253,933    100.00%    3.60%    $253,419    100.00%    3.49%
                                           ============================================================

The following table sets forth information regarding the amounts of Union's certificates of deposit in amounts of $100,000 or more at June 30, 2000 and December 31, 1999 that mature during the periods indicated:

                          June 30, 2000    December 31, 1999
                          ----------------------------------
                               (dollars in thousands)

      Within 3 months        $ 2,719            $ 2,301
      3 to 6 months            6,101             11,872
      6 to 12 months           5,427              3,751
      Over 12 months           5,883              3,491
                             --------------------------
                             $20,130            $21,415
                             ==========================


Borrowings. Borrowings from the Federal Home Loan Bank of Boston were $10 million at June 30, 2000 at a weighted average rate of 6.53%. Borrowings from the Federal Home Loan Bank of Boston were $2.9 million at December 31, 1999 at a weighted average rate of 5.94%. The change between year end 1999 and the end of the second quarter of 2000 is a net increase of $7.1 million in short-term borrowing to fund loan demand.

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

Our interest rate sensitivity analysis (simulation) as of December 1999 for a flat rate environment projected a Net Interest Income of $7.1 million for the first six months of 2000 compared to actual results of $7.0 million in a rising rate environment, or a 1.0% difference. Union would have anticipated an increase in our net interest margin in the rising rate environment but it was mitigated by the placement of three commercial loan customers into non-accrual during the second quarter of 2000. Net income was projected to be $2.3 million compared to actual results of $2.2 million. The $47 thousand difference would have been greater without the unanticipated $114,000 historic rehabilitation tax credit taken in the second quarter of 2000. The decrease was caused by the payout of $109,000 in severance pay, lower overdraft and deposit service charge income than anticipated, lower than expected net interest margin, charitable contributions being $40,000 higher than planned, and the $22,500 listing fee for the American Stock Exchange. Return on Assets was projected to be 1.59% and actual results were 1.53%. Return on Equity was projected to be 14.11% compared to actual of 13.92%. The lower results of these ratios is based on lower net income as explained above.

The Company generally requires collateral or other security to support financial instruments with credit risk. As of June 30, 2000, the contract or notional amount of financial instruments whose contract amount represents credit risk were as follows:

Commitments to extend credit                $23,496,000
                                            -----------
Standby letters of credit and
 commercial letters of credit               $   704,000
                                            -----------
Credit Card arrangements                    $ 2,012,000
                                            -----------
Home Equity Lines of Credit                 $ 3,742,000
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

The following tables show Union's rate sensitivity analysis as of June 30, 2000:

                                                                              June 30, 2000
                                                                        Cumulative repriced within
                                                  3 Months    4 to 12       1 to 3       3 to 5       Over 5
                                                  or Less     Months        Years        Years        Total       Total
                                                 ------------------------------------------------------------------------
                                                                (dollars in thousands, by repricing date)

Interest sensitive assets:
  Federal Funds Sold                             $  5,091    $     -0-    $     -0-    $     -0-    $     -0-    $  5,091
  Interest bearing deposits                           396         693          673          191           -0-       1,953
  Investments available for sale (1)                  673       4,399       15,430       11,635       22,328       54,465
  FHLB Stock                                           -0-         -0-          -0-          -0-       1,019        1,019
  Loans (fixed and adjustable rate)                58,698      34,760       30,352       32,642       55,885      212,337
                                                 ------------------------------------------------------------------------
      Total interest sensitive assets            $ 64,858    $ 39,852     $ 46,455     $ 44,468     $ 79,232     $274,865
                                                 ------------------------------------------------------------------------
Interest sensitive liabilities:
  Certificates of deposit                        $ 22,271    $ 49,393     $ 23,920     $    693     $     -0-    $ 96,277
  Money markets                                    40,287          -0-          -0-          -0-      10,676       50,963
  Regular savings                                  16,290          -0-          -0-          -0-      20,466       36,756
  Now accounts                                     19,246          -0-          -0-          -0-      12,300       31,546
  Borrowed funds                                    6,077       2,232          618          618          501       10,046
                                                 ------------------------------------------------------------------------
      Total interest sensitive liabilities       $104,171    $ 51,625     $ 24,538     $  1,311     $ 43,943     $225,588
                                                 ------------------------------------------------------------------------

Net interest rate sensitivity gap                 (39,313)    (11,773)      21,917       43,157       35,289       49,277
Cumulative net interest rate
 Sensitivity gap                                  (39,313)    (51,086)     (29,169)      13,988       49,277
Cumulative net interest rate
 sensitivity gap as a
  percentage of total assets                       (13.33%)    (17.33%)      (9.89%)       4.74%       16.71%
Cumulative interest sensitivity gap
 as a percentage of total
  interest-earning assets                          (14.30%)    (18.59%)     (10.61%)       5.09%       17.93%
Cumulative net interest earning
 assets as a percentage of
  cumulative interest-bearing
   liabilities                                     (17.43%)    (22.65%)     (12.93%)       6.20%       21.84%

--------------------

<F1>  Investments available for sale exclude marketable equity securities with a fair value of $926,000 which may be sold by Union at any time.

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

The following chart reflects the results of our latest simulation analysis for each of the next three year ends on Net Interest Income, Net Income, Return on Assets, Return on Equity and Capital Value. The projection utilizes a rate shock of 150 basis points from the current prime rate of 9.5%, this is the highest internal slope monitored and shows the best and worse scenarios analyzed. This slope range was determined to be the most relevant during this economic cycle.


                           UNION BANKSHARES, INC.

                  INTEREST RATE SENSITIVITY ANALYSIS MATRIX

                                JUNE 30, 2000

                               (in thousands)

                                                              Return    Return
                                                               on        on
   Year          Prime    Net Interest    Change     Net      Assets    Equity    Capital    Change
  Ending         Rate        Income          %      Income       %         %       Value        %
-----------------------------------------------------------------------------------------------------

December-00      11.00       14,300         1.42     4,862      1.64      14.38     17,293     (31,69)
                  9.50       14,099         0.00     4,733      1.59      14.02     25,316      00.00
                  8.00       13,902        (1.40)    4,605      1.55      13.66     34,203      35.10

December-01      11.00       14,671         2.61     4,859      1.58      13,37     21,566     (27.00)
                  9.50       14,298         0.00     4,629      1,51      12.82     29,543      00.00
                  8.00       13,931        (2,57)    4,402      1.43      12.27     38,380      29.91

December-02      11.00       15,674         4.00     5,277      1.65      13.58     26,169     (23,01)
                  9.50       15,071         0.00     4,900      1.53      12.79     33,988      00.00
                  8.00       14,481        (3.92)    4,532      1.42      12.00     42,650      25.48

Liquidity. Liquidity is a measurement of Union's ability to meet potential cash requirements, including ongoing commitments to fund deposit withdrawals, repay borrowings, fund investment and lending activities, and for other general business purposes. Union's principal sources of funds are deposits, amortization and prepayment of loans and securities, maturities of investment securities and other short-term investments, sales of securities available-for-sale, and earnings and funds provided from operations. In addition, as members of the FHLB, Union's subsidiaries have access to preapproved lines of credit up to 2.24% of total assets or $6.6 million.

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

Union's management monitors current and projected cash flows and adjusts positions as necessary to maintain adequate levels of liquidity. Although approximately 74.4% of Union's certificates of deposit will mature within twelve months, management believes, based upon past experience, that Union will retain a substantial portion of these deposits. Management will continue to offer a competitive but prudent pricing strategy to facilitate retention of such deposits. Any reduction in total deposits could be offset by purchases of federal funds, short-term FHLB borrowings, or liquidation of investment securities or loans held for sale. Such steps could result in an increase in Union's cost of funds and adversely impact the net interest margin.

Regulatory Capital Requirements.: Union Bank and Citizens (the Banks) are subject to various regulatory capital requirements administered by the federal banking agencies. Management believes, as of June 30, 2000 that the Banks meet all capital adequacy requirements to which they are subject.

As of June 30, 2000, the most recent notification from the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed either Bank's category.

The Banks' actual capital amounts (000's omitted) and ratios are presented in the table:

                                                                                          Minimums
                                                                                         To Be Well
                                                                    Minimums         Capitalized Under
                                                                   For Capital       Prompt Corrective
                                                 Actual            Requirements      Action Provisions
                                            ----------------------------------------------------------
                                            Amount     Ratio     Amount     Ratio    Amount     Ratio
                                            ----------------------------------------------------------

As of June 30, 2000:
Total capital to risk weighted assets
  Union Bank                                $24,587    19.10%    $10,298     8.0%    $12,873     10.0%
  Citizens                                   11,951    17.28%      5,533     8.0%      6,916     10.0%

Tier I capital to risk weighted assets
  Union Bank                                $22,842    17.74%    $ 5,150     4.0%    $ 7,726      6.0%
  Citizens                                   11,084    16.03%      2,766     4.0%      4,149      6.0%

Tier I capital to average assets
  Union Bank                                $22,842    11.76%    $ 7,769     4.0%    $ 9,712      5.0%
  Citizens                                   11,084    11.25%      3,941     4.0%      4,926      5.0%

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


PART II    OTHER INFORMATION

ITEM 6:    EXHIBITS AND REPORTS IN FORM 10-Q

A.    Exhibits.
      27 - Financial Data Schedule

B.    Current Reports on Form 8-K
      Report to Shareholders on Second Quarter Results filed on July 14,
      2000
      Press Release announcing AMEX listing filed on July 14, 2000

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Union Bankshares, Inc.

Dated: August 14, 2000
                                       /s/ Kenneth D. Gibbons
                                       -------------------------------------
                                       Kenneth D. Gibbons
                                       Director and Chief Executive Officer

                                       /s/ Marsha A. Mongeon
                                       -------------------------------------
                                       Marsha A. Mongeon
                                       Chief Financial Officer and Treasurer