Form 10-Q/A
period 2000-06-30
UNION BANKSHARES INC
filed 2000-08-21
CIK 706863

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      Yes____X_____      No___________

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 2000:
      Common Stock, $2 par value                 3,029,529 shares


                   Union Bankshares, Inc. and Subsidiaries
                    Consolidated Statement of Cash Flows
                                 (UNAUDITED)

                                                               Year to Date
                                                         ----------------------
                                                         June 30       June 30
(Dollars in Thousands)                                     2000          1999
                                                         --------      --------

Cash Flows From Operating Activities
  Net Income                                             $  2,246      $  2,016
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation                                              428           426
    Provision for loan losses                                 125           188
    Credit for deferred income taxes                          (25)          (18)
    Amortization, net   Securities                             30             2
    Amortization, net Limited Partnerships                     17             0
    Write-downs of Other Real Estate Owned                      8             4
    Increase (decrease) in unamortized loan fees               (6)           25
    (Increase) decrease in loans held for sale                577        (4,108)
    (Increase) decrease in accrued interest receivable        (23)          111
    Decrease in other assets                                  201            56
    (Increase) decrease in income taxes receivable           (128)          133
    Decrease in accrued interest payable                      (80)         (196)
    Increase in other liabilities                             394           130
    Gain on securities sold                                   (34)           (3)
    Gain on sale of loans                                      (9)          (45)
    (Gain) loss on sale of OREO                                (2)           10
                                                         ----------------------

      Net cash provided by operating activities             3,719        (1,269)

Cash Flows From Investing Activities
  Interest bearing deposits
    Maturities and redemptions                                694           689
    Purchases                                                (690)       (1,169)
  Securities available for sale
    Maturities and redemptions                              8,399        13,728
    Purchases                                              (3,170)      (13,164)
  Purchase of Federal Home Loan Bank Stock                    (78)          (35)
  (Increase) decrease in loans, net                        (3,527)        6,065
  Recoveries of loans charged off                              79            40
  Purchases of premises and equipment, net                   (348)         (124)
  Proceeds from sale of OREO                                    0           130
  Investment in Ltd Partnerships                              (54)         (373)
  Proceeds from sale of repossessed property                   11            56
                                                         ----------------------

      Net cash used in investing activities                 1,316         5,843

Cash Flows From Financing Activities
  Borrowings, net of repayments                             7,174           275
  Proceeds from exercise of stock options                       0            37
  Net increase (decrease) in demand, NOW,
   savings, and money market accounts                      (9,555)        2,736
  Net increase (decrease) in time deposits                    494        (4,576)
  Dividends paid                                           (1,454)       (1,238)
                                                         ----------------------

      Net cash provided by financing activities            (3,341)       (2,766)

      Increase in cash and cash equivalents                 1,694         1,808

Cash and cash equivalents
  Beginning                                                15,101        19,196

  Ending                                                   16,795        21,004

Supplemental Disclosure of Cash Flow Information:
  Interest Paid                                          $  4,725      $  4,683
                                                         ======================

  Income Taxes Paid                                      $    930      $    745
                                                         ======================


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Union Bankshares, Inc.

August 21, 2000                        /s/ Kenneth D. Gibbons
                                       ------------------------------------
                                       Kenneth D. Gibbons
                                       Director and Chief Executive Officer

August 21, 2000                        /s/ Marsha A. Mongeon
                                       ------------------------------------
                                       Marsha A. Mongeon
                                       Chief Financial Officer and Treasurer