Form 10-Q/A
period 2000-06-30
UNION BANKSHARES INC
filed 2000-08-23
CIK 706863

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
                                                     ======================================================

See accompanying notes to unaudited financial statements


                   Union Bankshares, Inc. and Subsidiaries
          Consolidated Statement of Changes in Stockholders Equity
                                 (Unaudited)

                                                                                                   Accumulated
                                                                                                      Other           Total
                                                 Common   Paid-in Capital   Retained   Treasury   Comprehensive   Stockholders'
                                                  Stock      & Surplus      Earnings     Stock    Income (Loss)      Equity
                                                 ------------------------------------------------------------------------------
                                                                             (Dollars in Thousands)

Balance, December 31, 1999                       $6,527         $238         $28,180    $(1,592)     $(1,133)        $32,220

Net income                                                                     2,246                                   2,246
Net unrealized holding gain on securities
 available-for-sale, net of tax                                                                          117             117
                                                                                                                     -------

Comprehensive income                                                                                                   2,363
                                                                                                                     -------

Cash dividends declared                                                       (1,454)                                 (1,454)
Treasury stock purchased                                                                                                   0
Exercise of stock option                                                                                                   0
                                                                                                                     -------

Balance, June 30, 2000                           $6,527         $238         $28,972    $(1,592)     $(1,016)        $33,129
                                                 ===========================================================================

                   Union Bankshares, Inc. and Subsidiaries
                    Consolidated Statement of Cash Flows
                                 (UNAUDITED)

                                                          Year To Date
                                                    ------------------------
                                                      June 30        June 30
(Dollars in Thousands)                                  2000           1999
                                                    ------------------------
Cash Flows From Operating Activities
  Net Income                                        $ 2,246         $ 2,016
  Adjustments to reconcile net income
   to net cash provided by operating
    activities
    Depreciation                                        428             426
    Provision for loan losses                           125             188
    Credit for deferred income taxes                    (25)            (18)
    Amortization, net Securities                         30               2
    Amortization, net Limited Partnerships               17               0
    Write-downs of Other Real Estate Owned                8               4
    Increase (decrease) in unamortized
     loan fees                                           (6)             25
    (Increase) decrease in loans held
     for sale                                           577          (4,108)
    (Increase) decrease in accrued interest
     receivable                                         (23)            111
    Decrease in other assets                            201              56
    (Increase) decrease in income taxes
     receivable                                        (128)            133
    Decrease in accrued interest payable                (80)           (196)
    Increase in other liabilities                       394             130
    Gain sold on securities sold                        (34)             (3)
    Gain on sale of loans                                (9)            (45)
    (Gain) loss on sale of OREO                          (2)             10
                                                    -----------------------
      Net cash (used) provided by operating
       activities                                     3,719          (1,269)
Cash Flows From Investing Activities
  Interest bearing deposits
    Maturities and redemptions                          694             689
    Purchases                                          (690)         (1,169)
  Securities available for sale
    Maturities and redemptions                        8,399          13,728
    Purchases                                        (3,170)        (13,164)
  Purchase of Federal Home Loan Bank Stock              (78)            (35)
  (Increase) decrease in loans, net                  (3,527)          6,065
   Recoveries of loans charged off                       79              40
  Purchases of premises and equipment, net             (348)           (124)
  Proceeds from sale of OREO                              0             130
  Investment in Ltd Partnerships                        (54)           (373)
  Proceeds from sale of repossessed property             11              56
                                                    -----------------------
      Net cash used by investing activities           1,316           5,843
Cash Flows From Financing Activities
  Borrowings, net of repayments                       7,174             275
  Proceeds from exercise of stock options                 0              37
  Net increase (decrease) in demand, NOW,
  savings, and money market accounts                 (9,555)          2,736
  Net increase (decrease) in time deposits              494          (4,576)
  Dividends paid                                     (1,454)         (1,238)
                                                    -----------------------
      Net cash provided by financing activities      (3,341)         (2,766)

      Increase in cash and cash equivalents           1,694           1,808
Cash and cash equivalents
  Beginning                                          15,101          19,196

  Ending                                             16,795          21,004

Supplemental Disclosure of Cash Flow Information:
  Interest Paid                                     $ 4,725         $ 4,683
                                                    -----------------------

  Income Taxes Paid                                 $   930         $   745
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

                                       Union Bankshares, Inc.

Dated: August 23, 2000
                                       /s/ Kenneth D. Gibbons
                                       -------------------------------------
                                       Kenneth D. Gibbons
                                       Director and Chief Executive Officer

                                       /s/ Marsha A. Mongeon
                                       -------------------------------------
                                       Marsha A. Mongeon
                                       Chief Financial Officer and Treasurer