Form 10-Q
period 2000-09-30
UNION BANKSHARES INC
filed 2000-11-14
CIK 706863

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ending:  September 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 2000:

      Common Stock, $2 par value                3,029,729 shares


                           UNION BANKSHARES, INC.
                              TABLE OF CONTENTS


PART 1  FINANCIAL INFORMATION

Financial Statements
    Union Bankshares, Inc.
    Consolidated Balance Sheet                                          3
    Consolidated Statement of Income - Year to Date                     4
    Consolidated Statement of Changes in Stockholder's Equity           5
    Consolidated Statement of Cash Flows                                6
Notes to Financial Statements                                           8

Management's Discussion and Analysis of Financial Condition
 and Results of Operations                                             10

PART II  OTHER INFORMATION

    Item 6  EXHIBITS AND REPORTS ON FORM 8-K                           26

Signatures                                                             27


Union Bankshares, Inc. and Subsidiaries
Statement of Condition
(Unaudited)

                                                   September 30,    December 31,
(Dollars in Thousands)                                 2000             1999
                                                   -------------    ------------

Assets
  Cash and due from banks                            $ 10,293         $ 11,627
  Federal funds sold and overnight deposits             5,411            3,474
                                                     -------------------------
      Total cash and cash equivalents                  15,704           15,101
  Interest bearing deposits                             2,043            1,957
  Securities available-for-sale                        55,707           60,441
  Federal Home Loan Bank stock                          1,016              939
  Loans held for sale                                   8,936            8,102

  Loans                                               216,324          201,525
    Unearned loan fees                                   (272)            (273)
    Allowance for loan losses                          (2,868)          (2,870)
                                                     -------------------------
      Loans, net                                      213,184          198,382
                                                     -------------------------
  Accrued interest receivable                           2,405            2,199
  Bank premises and equipment, net                      3,861            4,040
  Other real estate owned, net                            137               27
  Other assets                                          4,194            4,288
                                                     -------------------------

      Total assets                                   $307,187         $295,476
                                                     =========================

Liabilities and Stockholders' equity:

Liabilities:
  Deposits:
    Non-interest bearing                             $ 34,196         $ 32,989
    Interest bearing                                  224,958          224,604
                                                     -------------------------
      Total deposits                                  259,154          257,593
  Borrowed funds                                       10,464            2,872
  Accrued interest and other liabilities                3,564            2,791
                                                     -------------------------
      Total liabilities                               273,182          263,256
                                                     -------------------------

Stockholders' equity:
  Common stock ($2 par value; 5,000,000 shares
   authorized; 3,263,689 and 3,263,489 shares
   issued at 9/30/00 and 12/31/99)                      6,527            6,527
  Paid-in capital and surplus                             240              238
  Retained earnings                                    29,492           28,180
  Treasury stock (233,960 shares at 9/30/00
   and 12/31/99)                                       (1,592)          (1,592)
  Accumulated other comprehensive income                 (662)          (1,133)
                                                     -------------------------
      Total stockholders' equity                       34,005           32,220
                                                     -------------------------

      Total liabilities and stockholders' equity     $307,187         $295,476
                                                     =========================

See accompanying notes to unaudited financial statements


Union Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

                                                            Three Months Ended              Nine Months Ended
                                                               September 30,                   September 30,
                                                           --------------------            --------------------
(Dollars in Thousands)                                     2000            1999            2000            1999
                                                           ----            ----            ----            ----

Interest income:
  Interest and fees on loans                            $    5,154      $    4,726      $   14,803      $   13,829
  Interest and dividends on investment securities              894             911           2,718           2,733
  Interest on federal funds sold                                95             153             217             309
  Interest on interest bearing deposits                         31              34              91              95
                                                        ----------------------------------------------------------
                                                             6,174           5,824          17,829          16,966
                                                        ----------------------------------------------------------
Interest expense:
  Interest on deposits                                       2,415           2,225           6,961           6,560
  Interest on federal funds purchased                            0               1               4               2
  Interest on borrowed funds                                   178              76             273             237
                                                        ----------------------------------------------------------
                                                             2,593           2,302           7,238           6,799
                                                        ----------------------------------------------------------

      Net interest income                                    3,581           3,522          10,591          10,167

Provision for loan losses                                       63              62             188             250
                                                        ----------------------------------------------------------

      Net interest income after provision for
       loan losses                                           3,518           3,460          10,403           9,917
                                                        ----------------------------------------------------------

Noninterest income:
  Trust department income                                       35              46             111             114
  Service fees                                                 563             554           1,718           1,724
  Security gains                                                 0               0              34               3
  Gain on sale of loans                                         25               7              34              52
  Other                                                         (1)            (19)              8              (4)
                                                        ----------------------------------------------------------
                                                               622             588           1,905           1,889
                                                        ----------------------------------------------------------
Noninterest expense:
  Salaries and wages                                         1,121           1,057           3,432           3,145
  Pension and other employee benefits                          290             264             867             762
  Occupancy expense, net                                       131             134             423             411
  Equipment expense                                            234             264             764             803
  Other operating expense                                      618             731           2,053           2,181
                                                        ----------------------------------------------------------
                                                             2,394           2,450           7,539           7,302
                                                        ----------------------------------------------------------

  Income before income tax expense                           1,746           1,598           4,769           4,504

Income tax expense                                             499             464           1,276           1,354
                                                        ----------------------------------------------------------

  Net income                                            $    1,247      $    1,134      $    3,493      $    3,150
                                                        ==========================================================

Earnings per common share                               $     0.41      $     0.38      $     1.15      $     1.04
                                                        ==========================================================

Weighted average number of common shares outstanding     3,029,718       3,029,438       3,029,593       3,028,134
                                                        ==========================================================

Dividends declared per share                            $     0.24      $     0.22      $     0.72      $     0.66
                                                        ==========================================================

See accompanying notes to unaudited financial statements


Union Bankshares, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders Equity
(Unaudited)

                                                                                    Accumulated
                                                                                       Other          Total
                                  Common   Paid-in Capital   Retained   Treasury   Comprehensive   Stockholders'
                                  Stock       & Surplus      Earnings     Stock    Income (Loss)      Equity
                                  ------   ---------------   --------   --------   -------------   -------------
(Dollars in Thousands)

Balance, December 31, 1999        $6,527        $238         $28,180    $(1,592)      $(1,133)        $32,220

Net income                                                     3,493                                    3,493
Net unrealized holding gain on
 securities available-for-sale,
 net of tax                                                                               471             471
                                                                                                      -------

Comprehensive income                                                                                    3,964
                                                                                                      -------

Cash dividends declared                                       (2,181)                                  (2,181)
Treasury stock purchased                                                                                    0
Exercise of stock option                           2                                                        2
                                                                                                      -------

Balance September 30, 2000        $6,527        $240         $29,492    $(1,592)      $  (662)        $34,005
                                  ===========================================================================

Union Bankshares, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
(UNAUDITED)

                                                                 Year to Date
                                                        ------------------------------
                                                        September 30,    September 30,
(Dollars in Thousands)                                      2000             1999
                                                        -------------    -------------

Cash Flows From Operating Activities
  Net Income                                               $ 3,493          $ 3,150
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation                                               603              624
    Provision for loan losses                                  188              250
    Provision (credit) for deferred income taxes              (102)             219
    Amortization, net                                            0              101
    Write-downs of OREO                                          8               18
    Decrease in unamortized loan fees                           (1)              80
    Increase in loans held for sale                           (800)          (5,849)
    Increase in accrued interest receivable                   (206)             (76)
    (Increase) decrease in other assets                         80             (304)
    Increase (decrease) in income taxes payable               (101)              61
    Increase (decrease) in accrued interest payable            182             (157)
    Increase in other liabilities                              591              291
    Gain on securities                                         (34)              (3)
    Gain on sale of loans                                      (34)             (52)
    (Gain) (loss) on sale of OREO                               (4)              11
                                                           ------------------------

      Net cash provided by operating activities              3,863           (1,636)
                                                           ------------------------

Cash Flows From Investing Activities
  Interest bearing deposits
    Maturities and redemptions                               1,090              788
    Purchases                                               (1,176)            (998)
  Securities available for sale
    Maturities and redemptions                               9,370           16,867
    Purchases                                               (3,888)         (19,947)
  Purchase of Federal Home Loan Bank Stock                     (77)             (35)
  Decrease in loans, net                                   (15,225)          (3,382)
  Recoveries of loans charged off                               99               63
  Purchases of premises and equipment, net                    (424)            (212)
  Proceeds from sale of OREO                                    23              501
  Proceeds from sale of Repossessions                            0               64
  Investment in Ltd Partnerships                               (26)            (373)
                                                           ------------------------

      Net cash used in investing activities                (10,234)          (6,728)

Cash Flows From Financing Activities
  Borrowings, net of repayments                              7,592           (2,801)
  Proceeds from exercise of stock options                        2               31
  Net decrease in demand, NOW, Savings,
   and money market accounts                                (1,489)          10,718
  Net increase (decrease) in time deposits                   3,050             (232)
  Dividends paid                                            (2,181)          (1,687)
                                                           ------------------------

      Net cash provided by financing activities              6,974            6,029
                                                           ------------------------

      (Decrease) increase in cash and cash equivalents     $   603          $(2,335)
Cash and cash equivalents
  Beginning                                                $15,101          $19,196
                                                           ------------------------

  Ending                                                   $15,704          $16,861
                                                           ------------------------

Supplemental Disclosure of Cash Flow Information:
  Interest Paid                                            $ 7,056          $ 6,956
                                                           ========================

  Income Taxes Paid                                        $ 1,480          $ 1,577
                                                           ========================


UNION BANKSHARES, INC.

NOTES TO FINANCIAL STATEMENTS:

Note 1. The accompanying interim consolidated financial statements of Union Bankshares, Inc. (the Company) for the interim period ended September 30, 2000 and 1999 and for the quarters then ended have been prepared in accordance with the accounting policies described in the company's annual report to shareholders and Form 10K which are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information contained herein have been made. Certain amounts reported in prior periods have been reclassified for comparative purposes. This information should be read in conjunction with the Company's 1999 Annual report, Form S-4, and Form 8K.

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

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the period ended September 30, follows:

                                                          Intersegment            Consolidated
2000                               Union       Citizens    Elimination    Other       Totals
----------------------------------------------------------------------------------------------

Interest income                  $ 12,008      $  5,821       $   0       $   0      $ 17,829
Interest expense                    4,652         2,585           0           1         7,238
Provision for loan loss                 0           188           0           0           188
Service fee income                  1,355           363           0           0         1,718
Income tax expense (benefit)          999           334           0         (57)        1,276
Net income (loss)                   2,921           675           0        (103)        3,493
Assets                            205,104       101,622         (17)        478       307,187

                                                          Intersegment            Consolidated
1999                               Union       Citizens    Elimination    Other       Totals
----------------------------------------------------------------------------------------------

Interest income                  $ 11,117      $  5,849       $   0       $   0      $ 16,966
Interest expense                    4,284         2,514           0           1         6,799
Provision for loan loss                63           187           0           0           250
Service fee income                  1,292           432           0           0         1,724
Income tax expense (benefit)          910           454           0         (10)        1,354
Net income (loss)                   2,563           815           0        (228)        3,150
Assets                            195,598       102,206           0         370       298,174

Amounts in the "Other" column encompass activity in Union Bankshares, Inc., the "parent company." Holding company assets are stated after intercompany eliminations.


       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

                                   GENERAL

The following discussion and analysis provides information regarding Union Bankshares, Inc.'s (Union's) financial position as of September 30, 2000 and as of December 31, 1999, and its results of operations for the three and nine months ended September 30, 2000 and 1999. This discussion should be read in conjunction with the information in this document under Financial Statements and related notes and with other financial data appearing elsewhere in this filing. In the opinion of Union's management, the unaudited interim data reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly present Union's consolidated financial position and results of operations to be expected for the interim period. Management is not aware of the occurrence of any events after September 30, 2000, which would materially affect the information presented below.

Union's common stock was listed on the American Stock Exchange on July 13, 2000 with an opening price of $15.125 and it closed on November 10, 2000 at $17.75.

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

By their very nature, forward-looking statements are subject to uncertainties, both general and specific, and risk exists that predictions, forecasts, projections and other estimates contained in forward-looking statements will not be achieved. Also when we use any of the words "believes," "expects," "anticipates" or similar expressions, we are making forward-looking statements. Many possible events or factors could affect the future financial results and performance of our company. This could cause results or performance to differ materially from those expressed in our forward-looking statements. The possible events or factors that might affect our forward-looking statements include, but are not limited to, the following:

*     uses of monetary, fiscal and tax policy by various governments
* political, legislative or regulatory developments in Vermont or the United States including changes in laws concerning taxes, banking and other aspects of the financial services industry
* developments in general economic or business conditions, including interest rate fluctuations, market fluctuations and perceptions, and inflation
* changes in the competitive environment for financial services organizations
*     the Company's ability to retain key personnel
*     changes in technology including demands for greater automation
*     adverse changes in the securities market

When relying on forward-looking statements to make decisions with respect to the Company, investors and others are cautioned to consider these and other risks and uncertainties.

                            RESULTS OF OPERATIONS

The Company's net income for the quarter ended September 30, 2000 was $1.2 million, compared with net income of $1.1 million for the third quarter of 1999. Net income per share was $.41 for the third quarter of 2000 compared
to $.38 for the same quarter of 1999.   Net income for the first nine
months of 2000 was $3.5 million, compared with $3.1 million for the same period in 1999. Net income per share was $1.15 for the first nine months of 2000 compared to $1.04 for the comparable period in 1999.

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

                                                          Three months ended September 30,
                                      ----------------------------------------------------------------------
                                                      2000                                 1999
                                      ---------------------------------     --------------------------------
                                                    Interest    Average                  Interest    Average
                                      Average       Earned/     Yield/      Average      Earned/     Yield/
                                      Balance        Paid        Rate       Balance       Paid        Rate
                                      -------       --------    -------     -------      --------    -------
                                                               (dollars in thousands)

Average Assets:
  Federal funds sold                  $  5,978      $   95      6.36%      $ 12,061      $  153      5.07%
  Interest bearing deposits              2,010          31      6.17%         2,374          34      5.73%
  Investments (1) (2)                   58,275         894      6.33%        59,933         911      6.26%
  Loans, net (1), (3)                  223,429       5,154      9.39%       208,120       4,726      9.18%
                                      -------------------------------------------------------------------
Total interest-earning assets (1)      289,692       6,174      8.68%       282,488       5,824      8.36%

Cash and due from banks                  9,288                                9,007
Premises and equipment                   3,950                                4,244
Other assets                             4,531                                2,389
                                      --------                             --------
      Total assets                    $307,461                             $298,128
                                      ========                             ========
Average Liabilities and
 Shareholders' Equity:
  NOW accounts                        $ 34,177      $  163      1.91%      $ 34,440      $  159      1.85%
  Savings and money market accounts     90,397         851      3.77%        89,778         796      3.55%
  Certificates of deposit              100,310       1,401      5.59%        99,840       1,270      5.09%
  Borrowed funds                        10,522         178      6.77%         4,063          77      7.58%
                                      -------------------------------------------------------------------
      Total interest-bearing
       Liabilities                     235,406       2,593      4.41%       228,121       2,302      4.04%

Non-interest bearing deposits           33,650                               33,305
Other liabilities                        5,103                                4,660
                                      --------                             --------
      Total liabilities                274,159                              266,086

Shareholders' equity                    33,302                               32,042
                                      --------                             --------
      Total liabilities and
       shareholders' equity           $307,461                             $298,128
                                      ========                             ========
Net interest income (1)                             $3,581                               $3,522
                                                    ======                               ======
Net interest spread (1)                                         4.27%                                4.32%
                                                                ====                                 ====
Net interest margin (1)                                         5.11%                                5.11%
                                                                ====                                 ====

                                                           Nine months ended September 30,
                                      ----------------------------------------------------------------------
                                                      2000                                 1999
                                      ---------------------------------     --------------------------------
                                                    Interest    Average                  Interest    Average
                                      Average       Earned/     Yield/      Average      Earned/     Yield/
                                      Balance        Paid        Rate       Balance       Paid        Rate
                                      -------       --------    -------     -------      --------    -------
                                                               (dollars in thousands)

Average Assets:
  Federal funds sold                  $  4,808      $   217     6.02%      $  8,559      $   309     4.80%
  Interest bearing deposits              2,020           91     6.01%         2,279           95     5.54%
  Investments (1) (2)                   57,216        2,718     6.53%        60,626        2,733     6.21%
  Loans, net (1), (3)                  213,162       14,803     9.39%       202,174       13,829     9.21%
                                      -------------------------------------------------------------------
Total interest-earning assets (1)      277,206       17,829     8.72%       273,638       16,966     8.37%

Cash and due from banks                  8,844                                9,009
Premises and equipment                   4,013                                4,386
Other assets                             5,993                                5,413
                                      --------                             --------
      Total assets                    $296,056                             $292,446
                                      ========                             ========
Average Liabilities and
 Shareholders' Equity:
  NOW accounts                        $ 32,779      $   481     1.96%      $ 33,415      $   473     1.89%
  Savings and money market accounts     90,216        2,509     3.71%        85,881        2,247     3.49%
  Certificates of deposit               99,628        3,971     5.31%        99,566        3,840     5.14%
  Borrowed funds                         5,587          277     6.61%         5,459          239     5.84%
                                      -------------------------------------------------------------------
      Total interest-bearing
       Liabilities                     228,210        7,238     4.23%       224,321        6,799     4.03%

Non-interest bearing deposits           32,688                               31,921
Other liabilities                        2,874                                4,383
                                      --------                             --------
      Total liabilities                263,772                              260,625

Shareholders' equity                    32,284                               31,821
                                      --------                             --------
      Total liabilities and
       shareholders' equity           $296,056                             $292,446
                                      ========                             ========
Net interest income (1)                             $10,591                              $10,167
                                                    =======                              =======
Net interest spread (1)                                         4.49%                                4.34%
                                                                ====                                 ====
Net interest margin (1)                                         5.23%                                5.07%
                                                                ====                                 ====

(1)   Average yield reported on a tax-equivalent basis.
(2) The average balance of investments is calculated using the amortized cost basis.
(3)   Net of unearned income and allowance for loan loss.


Union's net interest income increased by $59 thousand, or 1.7%, to $3.6 million for the three months ended September 30, 2000, from $3.5 million for the three months ended September 30, 1999. This increase was due to the spread between yields earned on assets versus paid on liabilities. The net interest spread decreased by 5 basis points to 4.27% for the three months ended September 30, 2000, from 4.32% for the three months ended September 30, 1999 as interest rates paid on deposits have begun to move upward in response to the earlier increase in the prime rate. The net interest margin for the 2000 period remained unchanged from the 1999 period at 5.11%.

Union's net interest income year to date was $10.6 million compared to the prior year of $10.2 million or an increase of 4.2% between the two years. The net interest spread increased by 15 basis points to 4.49% for the nine months ended September 30, 2000 from 4.34% for the nine months ended September 30, 1999. This increase was fueled by the six increases in the prime rate since June 30, 1999 which has taken it from 7.75% to 9.50%. The net interest margin for the 2000 period increased to 5.23% from 5.07% for the 1999 period or an increase of 16 basis points.

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

                                         Three Months Ended September 30, 2000 Compared
                                            to Three Months Ended September 30, 1999
                                              Increase/(Decrease) Due to Change In
                                         ----------------------------------------------
                                                  Volume      Rate         Net
                                                  ------      ----         ---
                                                     (dollars in thousands)

Interest-earning assets:
  Federal funds sold                              $ (77)      $  19      $ (58)
  Interest bearing deposits                          (5)          2         (3)
  Investments                                       (26)          9        (17)
  Loans, net                                        321         107        428
                                                  ----------------------------
      Total interest-earning assets                 213         137        350
Interest-bearing liabilities:
  NOW accounts                                       (1)          5          4
  Savings and money market accounts                   5          50         55
  Certificates of deposit                             6         125        131
  Borrowed funds                                    122         (21)       101
                                                  ----------------------------
      Total interest-bearing liabilities            132         159        291
                                                  ----------------------------
Net change in net interest income                 $  81       $ (22)      $  59
                                                  ============================

                                          Nine Months Ended September 30, 2000 Compared
                                            to Nine Months Ended September 30, 1999
                                              Increase/(Decrease) Due to Change In
                                         ----------------------------------------------
                                                  Volume      Rate         Net
                                                  ------      ----         ---
                                                     (dollars in thousands)

Interest-earning assets:
  Federal funds sold                              $(135)      $  43      $ (92)
  Interest bearing deposits                         (11)          7         (4)
  Investments                                      (159)        144        (15)
  Loans, net                                        706         268        974
                                                  ----------------------------
      Total interest-earning assets                 401         462        863
Interest-bearing liabilities:
  NOW accounts                                       (9)         17          8
  Savings and money market accounts                 113         149        262
  Certificates of deposit                             2         129        131
  Borrowed funds                                      6          32         38
                                                  ----------------------------
      Total interest-bearing liabilities            112         327        439
                                                  ----------------------------
Net change in net interest income                 $ 289       $ 135      $ 424
                                                  ============================

Quarter Ended September 30, 2000 compared to Quarter Ended September 30,
1999.

Interest and Dividend Income. Union's interest and dividend income increased by $354,000, or 6.08%, to $6.2 million for the three months ended September 30, 2000, from $5.8 million for the three months ended September 30, 1999. Average earning assets increased by $7.2 million, or 2.5%, to $289.7 million for the three months ended September 30, 2000, from $289.7 million for the three months ended September 30, 1999. Average loans approximated $223.4 million for the three months ended September 30, 2000 up from $208.1 million for the three months ended September 30, 1999. Increases in construction loans and residential real estate secured loans of $6.8 million or 6.6%, the $10.1 million or 14.0% increase in commercial loans, and the $2.9 million or 27.4% increase in loans to municipalities was partially offset by the $4.5 million or 23.4% decrease in personal loans. Construction Lending was strong throughout 1999 and to date through 2000. A conscious decision to retain loans packaged for sale in our portfolio in mid 1999 through mid 2000 accounts for the majority of the increase in both the residential real estate and commercial loan portfolios. The decrease in personal loans is due to a late 1998 decision to exit the Dealer floorplan business at Citizens.

The average balance of investment securities (including mortgage-backed securities) decreased by $1.7 million, or 2.8%, to $58.3 million for the three months ended September 30, 2000, from $59.9 million for the three months ended September 30, 1999. The average balance in Interest Bearing Deposits decreased by $364,000 to $2.0 million from $2.3 million or 15.3%. The average level of federal funds sold decreased by $6.1 million or 50.8%, to $5.9 million for the three months ended September 30, 2000, from $12.0 million for the three months ended September 30, 1999. The decrease in the investment portfolio, in Federal Funds Sold and in Interest Bearing Deposits in 2000 reflects the closer attention to cash management since Y2 passed with no liquidity crisis and the continuing growth in our loan portfolio. Interest Income on non-loans was $1 million for 2000 compared to $1.1 million for 1999 reflecting the increase in yields offset by the decrease in volume.

Interest Expense. Union's interest expense increased by $291 thousand, or 12.64%, to $2.6 million for the three months ended September 30, 2000 from $2.3 million for the three months ended September 30, 1999. Average interest-bearing liabilities increased by $7.3 million, or 3.2% to $235.4 million for the three months ended September 30, 2000, from $228.1 million for the three months ended September 30, 1999. Average time deposits increased $.5 million, or .5%, to $100.3 million for the three months ended September 30, 2000, from $99.8 million for the three months ended September 30, 1999, while the average balances for money market and saving accounts increased by $.6 million to $90.4 million for the three months ended September 30, 2000, from $89.8 million for the three months ended September 30, 1999. Customers have maintained very liquid positions during the last 9 months as they anticipate the interest rates paid on all deposit instruments will continue to rise.

The average balance on funds borrowed has increased from $4.1 million on average in 1999 to $10.5 million in 2000 as Union borrowed from the Federal Home Loan Bank of Boston for liquidity funding and to match some long-term commercial loan commitments.

Noninterest Income. Union's noninterest income increased $34,000, or 5.8%, to $622 thousand for the three months ended September 30, 2000, from $588 thousand for the three months ended September 30, 1999. Trust department income fell to $35 thousand in the third quarter of 2000 from $46 thousand in the same period of 1999 or a 23.9% decrease. There was a $25,000 gain on Sale of Loans for 2000 and $7 thousand for 1999. Other noninterest income and service fees (sources of which include deposit and loan servicing fees, ATM fees, and safe deposit fees) increased by $9 thousand, or 1.6%, to $563 thousand for the three months ended September 30, 2000, from $554 thousand for the three months ended September 30, 1999.

Noninterest Expense. Union's noninterest expense decreased $56 thousand, or 2.3%, to $2.4 million for the three months ended September 30, 2000, from $2.5 million for the three months ended September 30, 1999. Salaries increased $64,000, or 6%, to $1.1 million for the three months ended September 30, 2000, from $1.0 million for the three months ended September 30, 1999, reflecting normal salary activity. Pension and employee benefits increased $26 thousand or 9.8% to $290 thousand for the three months ended September 30, 2000, from $264 thousand for the three months ended September 30, 1999 mainly due to a $30,000 increase in retirement plans expense. Equipment expense decreased $30 thousand to $234 thousand for the three months ended September 30, 2000, from $264 thousand for the same period in 1999 resulting from decreased depreciation cost on computer equipment and software which are depreciated as an expense over a time period of three to five years, a decrease in equipment repair expense and a decrease in the cost of maintenance contracts. Other operating expense for the quarter was $618 thousand down from $731 thousand for the same quarter in 1999. The decrease of $113 thousand, or 15.4%, is mainly due to the non-recurring Year 200 and merger related expenses during the third quarter of 1999.

Income Tax Expense. Union's income tax expense increased by $35,000, or 7.5%, to $499,000 for the three months ended September 30, 2000, from $463 thousand for the comparable period of 1999 because of our increased income.

Year to Date September 30, 2000 compared to Year to Date September 30,
1999.

Interest and Dividend Income. Union's interest and dividend income increased by $863,000, or 5.1%, to $17.8 million for the nine months ended September 30, 2000, from $17 million for the nine months ended September 30, 1999. Average earning assets increased by $3.6 million, or 1.3%, to $277.2 million for the nine months ended September 30, 2000, from $273.6 million for the nine months ended September 30, 1999. Average loans approximated $213.2 million for the nine months ended September 30, 2000 up from $202.2 million for the nine months ended September 30, 1999.
Increases in construction loans of $949 thousand or 16.7%, the $5.1 million or 6.3% increase in residential real estate secured loans, the $9.2 million or 10.7% increase in commercial loans, and the $1.7 million or 17.9% increase in loans to municipalities was partially offset by the $4.7 million or 21.6% decrease in personal loans. Construction Lending was strong throughout 1999 and to date through 2000. A conscious decision to retain loans packaged for sale in our portfolio in mid 1999 through mid 2000 accounts for the majority of the increase in both the residential real estate and commercial loan portfolios. The decrease in personal loans is due to a late 1998 decision to exit the Dealer floorplan business at Citizens.

The average balance of investment securities (including mortgage-backed securities) decreased by $3.4 million, or 5.6%, to $57.2 million for the nine months ended September 30, 2000, from $60.6 million for the nine months ended September 30, 1999. The average level of federal funds sold decreased by $3.8 million or 43.8%, to $4.8 million for the nine months ended September 30, 2000, from $8.6 million for the nine months ended September 30, 1999. The average balance in Interest Bearing Deposits decreased by $259,000 to $2.0 million from $2.3 million or 11.3%. The decrease in the investment portfolio, Federal Funds Sold and Interest Bearing Deposits in 2000 reflects the closer attention to cash management since Y2K passed with no liquidity crises and the continuing growth in our loan portfolio. Interest Income on non-loans was $3 million for 2000 and $3.1 million for 1999 reflecting the increase in yields offset by the overall decrease in volume.

Interest Expense. Union's interest expense increased by $439 thousand, or 6.5%, to $7.2 million for the nine months ended September 30, 2000 from $6.8 million for the nine months ended September 30, 1999. Average interest-bearing liabilities increased by $3.9 million, or 1.7%, to $228.2 million for the nine months ended September 30, 2000, from $224.3 million for the nine months ended September 30, 1999. Average time deposits remained unchanged at $99.6 million for the nine months ended September 30, 2000 and for the nine months ended September 30, 1999, while the average balances for money market and savings accounts increased by $4.3 million to $90.2 million for the nine months ended September 30, 2000, from $85.9 million for the nine months ended September 30, 1999. The 5.0% increase in balances was all in money market accounts as the rate structure was tiered to remain competitive with other financial institutions. Customers have maintained very liquid positions during the last 9 months as they anticipate the interest rates paid on all deposit instruments will continue to rise.

The average balance on funds borrowed increased from $5.5 million on average in 1999 to $5.6 million in 2000.

Noninterest Income. Union's noninterest income increased $16,000, or .8%, to $1.9 million for the nine months ended September 30, 2000. The results for the period reflected a net gain of $34 thousand from the sale of securities compared to a $3,000 gain from sales during 1999. Trust department income decreased to $111,000 in the nine months of 2000 from $114,000 in the same period of 1999 or a 2.6% decrease. Gain on Sale of Loans dropped $18,000 to $34,000 for 2000 from $52,000 for 1999. This change can be explained by management's decision to retain in portfolio a higher percentage of loans that could be sold due to the interest rate environment and other reinvestment rates available. Other noninterest income and service fees (sources of which include deposit and loan fees, ATM fees, and safe deposit fees) decreased by $6,000, or .3%, to $1.7 million for the nine months ended September 30, 2000, and for the nine months ended September 30, 1999

Noninterest Expense. Union's noninterest expense increased $237,000, or 3.2%, to $7.5 million for the nine months ended September 30, 2000, from $7.3 million for the nine months ended September 30, 1999. Salaries increased $287,000, or 9.1%, to $3.4 million for the nine months ended September 30, 2000, from $3.1 million for the nine months ended September 30, 1999, reflecting normal salary activity, pay for overtime during the first quarter of 2000 related to a Systems Conversion at Citizens, and severance pay for three employees whose positions were eliminated at Citizens due to the consolidation of certain operations within the organization. Pension and employee benefits increased $105 thousand, or 13.8%, to $867 thousand for the nine months ended September 30, 2000, from $762 thousand for the nine months ended September 30, 1999 mainly due to a $12,600 increase in health insurance costs, a $74,500 increase in retirement plans expense, and a $17,600 increase in payroll taxes. Net occupancy expense increased $12 thousand, or 2.9%, to $423,000 for the nine months ended September 30, 2000, from $411,000 for the nine months ended September 30, 1999 due mainly to the increase in fuel costs and property tax expense. Equipment expense decreased $39 thousand or 4.9% to $764 thousand for the nine months ended September 30, 2000, from $803 thousand for the same period in 1999 primarily resulting from decreased equipment repair expense and depreciation expense.

Other operating expenses were $2.0 million for the first nine months of 2000 compared to $2.2 million for the same period in 1999. Year 2000 expenses were $1.5 thousand during 2000 compared to $57 thousand in 1999. During the period ended September 30, 2000, Union incurred approximately $1 thousand of expenses related to the merger, including legal and advisory fees compared to $279 thousand during the same period of 1999. Union incurred a net one-time listing fee in 2000 of $11,250 from the American Stock Exchange and a pro-rated annual fee of $4,500. Other large variance categories were Charitable Contributions up $42,300 from $25,600 through September 30, 1999 to $67,900 in 2000. Printing costs were up $26,800 between years from $31,800 to $58,600 due to the expense of a professional annual report, proxy and Form 10-K. State Franchise taxes were up $12,000 between years due to the increase in our deposit base. FDIC assessment was up $17,800 due to increased deposit base and the increased assessment rate. Advertising and public relations expenses were up $18,100 as media exposure was expanded at Citizens.

Income Tax Expense. Union's income tax expense decreased by $78,000, or 5.76%, to $1.276 million for the nine months ended September 30, 2000, from $1.354 million for the comparable period of 1999 because of our $114,000 historic rehabilitation credit and low income housing credits that were available to us for the 2000 tax year due to our partnership investment in low income housing projects sponsored by Housing Vermont in our market area and our increased volume of municipal lending.

                             FINANCIAL CONDITION

At September 30, 2000, Union had total consolidated assets of $307.2 million, including net loans and loans held for sale of $222.1 million, deposits of $259.2 million and shareholders' equity of $34.0 million. Based on the most recent information published by the Vermont Banking Commissioner, in terms of total assets at December 31, 1999, Union Bank ranked as the 11th largest institution of the 26 commercial banks and savings institutions headquartered in Vermont, and Citizens ranked as the 20th.

Union's total assets increased by $11.7 million or 4.0% to $307.2 million at September 30, 2000 from $295.5 million at December 31, 1999. Total net loans and loans held for sale increased by $15.6 million or 7.6% to $222.1 million or 72.3% of total assets at September 30, 2000 as compared to $206.5 million or 69.9% of total assets at December 31, 1999. Cash and cash equivalents, including Federal funds sold, increased approximately $.5 million or 3.3% to $15.6 million at September 30, 2000 from $15.1 million at December 31, 1999.

Securities available for sale decreased from $60.4 million at December 31, 1999 to $55.7 million at September 30, 2000, a $4.7 million or 7.8% decrease. Securities maturing have not been replaced dollar for dollar and some securities have been sold in order to fund the increasing loan demand and our decision to hold in portfolio loans available for sale.

Deposits increased $1.6 million or .62% to $259.2 million at September 30, 2000 from $257.6 million at December 31, 1999. Total borrowings increased $7.6 million to $10.5 million at September 30, 2000 from $2.9 million at December 31, 1999. The increase was in borrowing from the Federal Home Loan Bank under existing lines of credit to fund loan demand.

Loan Portfolio. Union's loan portfolio (including loans held for sale) primarily consists of adjustable- and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. As of September 30, 2000, Union's loan portfolio totaled $225.3 million, or 73.3%, of assets, of which $108.7 million, or 48.3% of gross loans, consisted of residential mortgages and construction loans, and $67.1 million, or 29.8%, of total loans consisted of commercial real estate loans. As of such date, Union's loan portfolio also included $19.9 million of commercial loans, $14.1 million of municipal loans, and $15.5 million of consumer loans representing, in order, 8.8%, 6.3% and 6.9% of total loans outstanding on September 30, 2000.

The following table shows information on the composition of Union's loan portfolio as of September 30, 2000 and December 31, 1999:

                                 September 30,      December 31,
Loan Type                            2000              1999
----------------------------------------------------------------

Real Estate                        $ 99,742          $ 87,154
Commercial real estate               67,126            69,807
Commercial                           19,870            16,246
Consumer                             15,507            18,661
Municipal loans                      14,079             9,657
Loans held for sale                   8,936             8,102
                                   --------------------------
      Total loans                   225,260           209,627

Deduct:
Allowance for loan losses             2,868             2,870
Net deferred loan fees, premiums
 & discounts                            272               273
                                   --------------------------
                                      3,140             3,143

                                   $222,120          $206,484
                                   ==========================

Union originates and sells residential mortgages into the secondary market, with most such sales made to the Federal Home Loan Mortgage Corporation (FHLMC). Union services a $152.1 million residential mortgage portfolio, approximately $48.4 million of which is serviced for unaffiliated third parties at September 30, 2000. Additionally, Union originates commercial loans under various SBA programs that provide an agency guarantee for a portion of the loan amount. Union will typically sell the guaranteed portion of the loan to other financial concerns and will retain servicing rights, which generates fee income. Union capitalizes mortgage servicing rights on these fees and recognizes gains and losses on the sale of the principal portion of these notes as they occur. As of September 30, 2000, Union serviced $9.4 million of commercial and commercial real estate loans for unaffiliated third parties.

An increase of $12.6 million or 14.4% in residential real estate loans and an increase of $3.6 million or 22.3% in commercial loans was partially offset by a $2.7 million or 3.8% decrease in commercial real estate loans and a $3.1 million or 16.9% decrease in consumer loans. There were also increases in municipal loans outstanding of $4.4 million or 45.8% and in loans held for sale of $834 thousand or 10.3%.

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

Union had loans on nonaccrual status totaling $1.5 million at September 30, 2000, $951,000 at December 31, 1999 and $912,000 at September 30, 1999.
The increase in non-accrual loans between year-end and September 30, 2000 is mainly due to three commercial loan customers whose properties are in the process of foreclosure by Union.. Interest income not recognized on such loans amounted to approximately $228 thousand and $183 thousand as of September 30, 2000 and 1999, respectively and $183 thousand as of December 31, 1999.

Union had $3.14 million and $3.17 million in loans past due 90 days or more and still accruing at September 30, 2000 and December 31, 1999, respectively. At September 30, 2000, Union had internally classified certain loans totaling $1.2 million. In management's view, such loans represent a higher degree of risk and could become nonperforming loans in the future. While still on a performing status, in accordance with Union's credit policy, loans are internally classified when a review indicates any of the following conditions making the likelihood of collection highly questionable:

*     the financial condition of the borrower is unsatisfactory;
*     repayment terms have not been met;
* the borrower has sustained losses that are sizable, either in absolute terms or relative to net worth;
*     confidence is diminished;
*     loan covenants have been violated;
*     collateral is inadequate; or
*     other unfavorable factors are present.

At September 30, 2000, Union had acquired by foreclosure or through repossession real estate worth $137,000, consisting of commercial property, undeveloped land and two residential homes.

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

The following table reflects activity in the allowance for loan losses for the quarter and nine months ended September 30, 2000 and 1999:

                                        Quarter Ended, September 30,    9 Months Ended, September 30,
                                        ----------------------------    -----------------------------
                                              2000        1999                2000        1999
                                              ----        ----                ----        ----
                                                           (dollars in thousands)

Balance at the beginning of period           $2,934      $2,890              $2,870      $2,845
Charge-offs:
  Real Estate                                     0           8                   0          24
  Commercial                                    110           0                 126          30
  Consumer and other                             39          56                 163         193
                                             --------------------------------------------------
      Total charge-offs                         149          64                 289         247
                                             --------------------------------------------------
Recoveries:
  Real Estate                                     0           1                   1           2
  Commercial                                      3           4                  32           9
  Consumer and other                             17          18                  66          52
                                             --------------------------------------------------
      Total recoveries                           20          23                  99          63
                                             --------------------------------------------------

Net charge-offs                                (129)        (41)               (190)       (184)
Provision for loan losses                        63          62                 188         250
                                             --------------------------------------------------
Balance at end of period                     $2,868      $2,911              $2,868      $2,911
                                             ==================================================

The following table shows the breakdown of Union's allowance for loan loss by category of loan and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

                                        September 30,           December 31,
                                            2000                    1999
                                     -------------------     --------------------
                                               (dollars in thousands)
                                     Amount      Percent     Amount       Percent
                                     ------      -------     ------       -------

Real Estate
  Residential                        $  597       40.1%      $  557        42.3%
  Commercial                          1,104       31.7%       1,014        30.6%
  Construction                           95        4.2%          77         3.7%
Other Loans
  Commercial                            518        9.2%         416         8.1%
  Consumer installment                  357        6.7%         448         8.6%
  Home equity loans                      30        1.7%          28         1.8%
  Municipal, Other and Unallocated      167        6.4%         330         4.9%
                                     -------------------------------------------
      Total                          $2,868      100.0%      $2,870       100.0%
                                     ===========================================
Ratio of Net Charge Offs to
 Average Loans (1)                                0.07%                    0.16%
                                                 -----                    -----
Ratio of Allowance for Loan
 Losses to Average Loans                          1.35%                    1.42%
                                                 -----                    -----

(1)   Annualized

Investment Activities At September 30, 2000, the reported value of investment securities available-for-sale was $55.7 million or 18.1% of its assets. Union had no securities classified as held-to-maturity or trading securities. The reported value of securities available-for-sale at September 30, 2000, reflects a negative valuation adjustment of $1 million. The offset of this adjustment, net of income tax effect, was a $662 thousand decrease in Union's other comprehensive income component of shareholders' equity and an increase in net deferred tax assets of $341,000.

Deposits. The following table shows information concerning Union's deposits by account type, and the weighted average nominal rates at which interest was paid on such deposits as of September 30, 2000 and December 31, 1999:

                                   Nine Months Ended, September 30         Year Ended December 31,
                                                 2000                                 1999
                                   -------------------------------      -------------------------------
                                                          (dollars in thousands)
                                               Percent                             Percent
                                   Average     Of Total    Average      Average     of Total    Average
                                   Amount      Deposits     Rate        Amount      Deposits     Rate
                                   -------     --------    -------      -------     --------    -------

Non-certificate deposits:
  Demand deposits                 $ 32,688      12.80%                 $ 32,505      12.83%
  Now accounts                      32,779      12.84%      1.96%        34,654      13.67%      1.95%
  Money Markets                     53,788      21.07%      4.41%        49,296      19.45%      4.14%
  Savings                           36,428      14.27%      2.71%        38,064      15.02%      2.71%
                                  -------------------                  -------------------
Total non-certificate deposits:    155,683      60.98%                  154,519      60.97%
                                  -------------------                  -------------------

Certificates of deposit:
  Less than $100,000                76,783      30.07%      5.17%        78,030      30.79%      5.05%
  $100,000 and over                 22,845       8.95%      5.80%        20,870       8.24%      5.48%
                                  -------------------                  -------------------

Total certificates of deposit       99,628      39.02%                   98,900      39.03%
                                  -------------------                  -------------------

Total deposits                    $255,311     100.00%      3.64%      $253,419     100.00%      3.49%
                                  ===================================================================

The following table sets forth information regarding the amounts of Union's certificates of deposit in amounts of $100,000 or more at September 30, 2000 and December 31, 1999 that mature during the periods indicated:

                         September 30, 2000      December 31, 1999
                         ------------------      -----------------
                                  (dollars in thousands)

      Within 3 months         $ 6,138                $ 2,301
      3 to 6 months             4,651                 11,872
      6 to 12 months            8,048                  3,751
      Over 12 months            4,771                  3,491
                              ------------------------------
                              $23,608                $21,415
                              ==============================

Borrowings. Borrowings from the Federal Home Loan Bank of Boston were $10.5 million at September 30, 2000 at a weighted average rate of 6.75%. Borrowings from the Federal Home Loan Bank of Boston were $2.9 million at December 31, 1999 at a weighted average rate of 5.94%. The change between year end 1999 and the end of the third quarter of 2000 is a net increase of $7.6 million in borrowing to fund loan demand.

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

Our interest rate sensitivity analysis (simulation) as of December 1999 for a flat rate environment projected a Net Interest Income of $10.4 million for the first nine months of 2000 compared to actual results of $10.6 million in a rising rate environment, or a 2.3% difference. Union anticipated an increase in our net interest margin in the rising rate environment but it was somewhat mitigated by the placement of three commercial loan customers into non-accrual during the second quarter of 2000. Net income was projected to be $2.9 million compared to actual results of $3.5 million. The $644 thousand increase in Net Income from projections is mainly due to the increase in Net Interest Income, the unanticipated $123,000 in tax credits for rehabilitation snd low income housing taken to date in 2000, the gain on securities sold, the reduction in equipment expense from what had been anticipated and higher investments in tax free municipal lending. Return on Assets was projected to be 1.65% and actual results were 1.57%. Rrturn on Equity was projected to be 14.54% compared to actual of 14.43%. The results of these ratios is based on higher net income as explained above offset by higher average assets and stockholders' equity than had been anticipated.

The Company generally requires collateral or other security to support financial instruments with credit risk. As of September 30, 2000, the contract or notional amount of financial instruments whose contract amount represents credit risk were as follows:


Commitments to extend credit                                    $15,096,000
Standby letters of credit and commercial letters of credit      $   689,000
Credit Card arrangements                                        $ 2,092,000
Home Equity Lines of Credit                                     $ 3,728,000

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

The following tables show Union's rate sensitivity analysis as of September 30, 2000:

                                                                            September 30, 2000
                                                                       Cumulative repriced within
                                               ----------------------------------------------------------------------------
                                               3 Months       4 to 12       1 to 3        3 to 5        Over 5
                                               or Less        Months        Years         Years         Total         Total
                                               --------       -------       ------        ------        ------        -----
                                                                 (dollars in thousands, by repricing date)

Interest sensitive assets:
  Federal Funds Sold                           $  5,355      $    -0-      $    -0-      $    -0-      $    -0-      $  5,355
  Interest bearing deposits                         396           685           771           191           -0-         2,043
  Investments available for sale (1)                -0-         5,770        17,333        13,761        17,845        54,709
  FHLB Stock                                        -0-           -0-           -0-           -0-         1,016         1,016
  Loans (fixed and adjustable rate)              57,888        42,657        17,093        26,018        81,604       225,260
                                               ------------------------------------------------------------------------------
      Total interest sensitive assets          $ 63,639      $ 49,112      $ 35,197      $ 39,970      $100,465      $288,383
                                               ==============================================================================

Interest sensitive liabilities:
  Certificates of deposit                      $ 27,434      $ 51,713      $ 18,893      $    863      $    -0-      $ 98,903
  Money markets                                  25,705           -0-           -0-           -0-        29,218        54,923
  Regular savings                                 3,859           -0-           -0-           -0-        32,996        36,855
  Now accounts                                   17,715           -0-           -0-           -0-        16,562        34,277
  Borrowed funds                                  4,074         2,225         3,116           639           410        10,464
                                               ------------------------------------------------------------------------------
      Total interest sensitive liabilities     $ 78,787      $ 53,938      $ 22,009      $  1,502      $ 79,186      $235,422
                                               ==============================================================================

Net interest rate sensitivity gap               (15,148)       (4,826)       13,188        38,468        21,279        52,961
Cumulative net interest rate
 Sensitivity gap                                (15,148)      (19,974)       (6,786)       31,682        52,961
Cumulative net interest rate
 sensitivity gap as a
 percentage of total assets                       (4.93)%       (6.50)%       (2.21)%       10.31%        17.24%
Cumulative interest sensitivity gap
 as a percentage of total
 interest-earning assets                          (5.25)%       (6.93)%       (2.35)%       10.99%        18.36%
Cumulative net interest earning
 assets as a percentage of
 cumulative interest-bearing liabilities          (6.43)%       (8.48)%       (2.88)%       13.46%        22.50%

(1) Investments available for sale exclude marketable equity securities with a fair value of $998,000 which may be sold by Union at any time.

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

                           UNION BANKSHARES, INC.
                  INTEREST RATE SENSITIVITY ANALYSIS MATRIX
                             SEPTEMBER 30, 2000
                               (in thousands)

                                                             Return on   Return on
   Year          Prime    Net Interest    Change     Net      Assets       Equity    Capital    Change
  Ending         Rate        Income         %       Income      %            %        Value       %
  ------         -----    ------------    ------    ------   ---------   ---------   -------    ------

December-00     11.00        14,126        0.68     4,955       1.66       14.59     17,101     (32.03)
                 9.50        14,030        0.00     4,893       1.63       14.42     25,162      00.00
                 8.00        13,935       (0.68)    4,830       1.61       14.24     34,101      35.53

December-01     11.00        14,829        2.68     5,559       1.80       15.06     22,226     (23.91)
                 9.50        14,442        0.00     5,299       1.72       14.43     29,211      00.00
                 8.00        14,059       (2.65)    5,041       1.63       13.80     36,971      26.57

December-02     11.00        15,183        3.73     5,821       1.82       14.51     26,607     (19.45)
                 9.50        14,637        0.00     5,449       1.71       13.76     33,034      00.00
                 8.00        14,102       (3.66)    5,084       1.60       13.10     40,178      21.63

Liquidity. Liquidity is a measurement of Union's ability to meet potential cash requirements, including ongoing commitments to fund deposit withdrawals, repay borrowings, fund investment and lending activities, and for other general business purposes. Union's principal sources of funds are deposits, amortization and prepayment of loans and securities, maturities of investment securities and other short-term investments, sales of securities available-for-sale, and earnings and funds provided from operations. In addition, as members of the FHLB, Union's subsidiaries have access to preapproved lines of credit up to 2.15% of total assets or $6.6 million.

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

Union's management monitors current and projected cash flows and adjusts positions as necessary to maintain adequate levels of liquidity. Although approximately 78.3% of Union's certificates of deposit will mature within twelve months, management believes, based upon past experience, that Union will retain a substantial portion of these deposits. Management will continue to offer a competitive but prudent pricing strategy to facilitate retention of such deposits. Any reduction in total deposits could be offset by purchases of federal funds, short-term FHLB borrowings, or liquidation of investment securities or loans held for sale. Such steps could result in an increase in Union's cost of funds and adversely impact the net interest margin.

Regulatory Capital Requirements.: Union Bank and Citizens (the Banks) are subject to various regulatory capital requirements administered by the federal banking agencies. Management believes, as of September 30, 2000 that the Banks meet all capital adequacy requirements to which they are subject.

As of September 30, 2000, the most recent notification from the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed either Bank's category.

The Banks' actual capital amounts (000's omitted) and ratios are presented in the table:

                                                                                                Minimums
                                                                                               To Be Well
                                                                        Minimums           Capitalized Under
                                                                       For Capital         Prompt Corrective
                                                  Actual              Requirements         Action Provisions
                                           ------------------       -----------------      ------------------
                                           Amount       Ratio       Amount      Ratio      Amount       Ratio
                                           ------       -----       ------      -----      ------       -----

As of September 30, 2000:
Total capital to risk weighted assets
  Union Bank                               $25,204      18.47%      $10,917      8.0%      $13,646      10.0%
  Citizens                                  11,972      17.67%        5,420      8.0%        6,775      10.0%

Tier I capital to risk weighted assets
  Union Bank                               $23,331      17.10%      $ 5,458      4.0%      $ 8,186       6.0%
  Citizens                                  11,122      16.41%        2,711      4.0%        4,067       6.0%

Tier I capital to average assets
  Union Bank                               $23,331      11.41%      $ 8,179      4.0%      $10,224       5.0%
  Citizens                                  11,122      11.07%        4,019      4.0%        5,023       5.0%

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

PART II      OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS IN FORM 10-Q

A.    Exhibits.
      27 - Financial Data Schedule
B.    Current Reports on Form 8-K
      Report to Shareholders on Third Quarter Results filed on
      October 16, 2000
      Press Release announcing declaration of a third quarter dividend filed on October 6, 2000
      Press Release announcing an increase in third quarter earnings and a dividend filed on October 6, 2000


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2000                      Union Bankshares, Inc.

                                       s/ Kenneth D. Gibbons
                                          Kenneth D. Gibbons
                                          Director and Chief Executive
                                          Officer

                                       s/ Marsha A. Mongeon
                                          Marsha A. Mongeon
                                          Chief Financial Officer and
                                          Treasurer


