Form 10-K
period 2000-12-31
UNION BANKSHARES INC
filed 2001-03-29
CIK 706863

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-K

          (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000    Commission file number 000-28449

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes __X__    No _____
                                                   -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the last known trade price prior to March 15, 2001 was $30,729,846.

As of March 15, 2001, there were 3,029,729 shares of the registrant's $2 par value common stock issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

                                  Document                             Part
                                  --------                             ----

Annual Report to Shareholders for the year ended December 31, 2000    I, II
Proxy Statement for the 2001 Annual Meeting of Shareholders             III


                           UNION BANKSHARES, INC.
                              Table of Contents

Part I
Item 1  --- Business                                                          3
Item 2  --- Properties                                                        7
Item 3  --- Legal Proceedings                                                 7
Item 4  --- Submission of Matters to a Vote of Security Holders               7

Part II
Item 5  --- Market for Registrant's Common Equity and Related Stockholder
            Matters*                                                          7
Item 6  --- Selected Financial Data                                           8
Item 7  --- Management's Discussion and Analysis of Financial Condition and
            Results of Operations*                                            9
Item 7A --- Quantitative and Qualitative Disclosures about Market Risk*       9
Item 8  --- Financial Statements and Supplementary Data*                      9
Item 9  --- Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosures                                             9

Part III
Item 10 --- Directors and Executive Officers of Registrant**                  9
Item 11 --- Executive Compensation**                                          9
Item 12 --- Security Ownership of Certain Beneficial Owners and
            Management**                                                     10
Item 13 --- Certain Relationships and Related Party Transactions**           10

Part IV
Item 14 --- Exhibits, Financial Statement Schedules and Reports on Form 8-K  10

Signatures                                                                   12

[FN]
--------------------
* The information required by Part II, Items 5,7, 7A and 10 is incorporated herein by reference from the 2000 Annual Report to Shareholders
** The information required by Part III is incorporated herein by reference from Union's Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2001.


Part I-Item 1 Business

General: Union Bankshares, Inc. (Union) is a two-bank holding company whose subsidiaries are Citizens Savings Bank & Trust Co. and Union Bank. It was incorporated in the State of Vermont in 1982. Citizens Savings Bank and Trust Company was chartered under Vermont law in 1887 as a State bank and is headquartered in St. Johnsbury, Vermont. Citizens became a wholly owned subsidiary of Union on November 30, 1999 through a pooling of interests but kept its separate name and banking franchise. Union Bank was organized and chartered as a State bank in 1891 and became a wholly owned subsidiary of Union in 1982 upon its formation. Union and Union Bank are headquartered in Morrisville, Vermont.

Union has two definable segments that are Citizens Savings Bank & Trust Co. and Union Bank which both generally operate in the same geographic and economic environments in Northern Vermont. Citizens Savings Bank & Trust Co. has 49 full time equivalent employees while Union Bank has 99. Union, itself, does not have any paid employees.

Union's income is derived principally from interest on loans and earnings on other investments. Its primary expenses arise from interest paid on deposits and borrowings and general overhead expenses. The assets of Union have grown from $256 million to $303 million over the last five years or 18.6% while our total deposits have grown from $224 million to $259 million or 15.3% during that same period. Please refer to our schedule of Selected Financial Information, which has been restated for all periods for the pooling of interest with Citizens, at Item 6 of this annual report for further details.

The deposits of both banks are insured by the Bank Insurance Fund of the FDIC up to legal limits (generally $100,000 per depositor).

Competition: Union and its two subsidiaries face substantial competition in their market area from local commercial banks, savings banks, credit unions, and financial services affiliates of bank holding companies, as well as from national financial service providers such as mutual funds, brokerage houses, consumer finance companies and internet banks. Union anticipates continued strong competition from such financial institutions in the foreseeable future. Within Union's market area are branches of several commercial and savings banks that are substantially larger than Union. Both the subsidiary banks focus on their niche of being community banks and focus hours and modes of delivery to provide outstanding customer service. We compete for checking, savings, money market accounts and other deposits by offering depositors competitive rates, personal service, local area expertise, convenient locations and access, and an array of financial services and products.

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

Implementation of Gramm-Leach-Bliley may result in structural changes to the financial services industry, the full effect of which cannot be predicted with any certainty but has had no material effect on the company's financial statements or business practices to date.

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

Affiliate Restrictions. Bank holding companies and their affiliates are subject to certain restrictions under the Federal Reserve Act in their dealings with each other, such as in connection with extensions of credit, transfers of assets, and purchase of services among affiliated parties. Further, under the Federal Reserve Act and Federal Reserve Board regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in-arrangements in connection with extensions of credit or furnishing of property or services to third parties. Union, Union Bank and Citizens are subject to these restrictions in their intercompany transactions.

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

A comprehensive recodification of Vermont's banking laws was passed by the Vermont Legislature during 2000. The bill modernizes and streamlines the laws applicable to state bank corporate practices and regulatory procedures, but had no material effect on the company's financial statements or business practices.

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

Capital Requirements: The Federal Reserve Board, the FDIC and other federal banking regulators have issued substantially similar risk-based and leverage capital guidelines for United States Banking organizations. Those regulatory agencies are also authorized to require that a banking organization maintain capital above the minimum levels, whether because of its financial condition of actual or anticipated growth. The Federal Reserve Board's risk-based capital guidelines define a three-tier capital framework and specify three relevant capital ratios: Tier 1 Capital Ratio, a Total Capital Ratio and a "Leverage Ratio." Tier 1 Capital consists of common and qualifying preferred shareholders' equity, less certain intangibles and other adjustments. The remainder (Tier 2 and Tier 3 Capital) consists of subordinate and other qualifying debt, preferred stock that does not qualify as Tier 1 Capital, and the allowance of credit losses up to 1.25% of risk-weighted assets.

The sum of Tier 1, Tier 2 and Tier 3 Capital, less investments in unconsolidated subsidiaries, represents qualifying "Total Capital," at least 50% of which must consist of Tier 1 Capital. Risk-based capital ratios are calculated by dividing Tier 1 Capital and Total Capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories or risk weights, based primarily on relative credit risk. The minimum Tier 1 Capital Ratio is 4% and the minimum Total Capital Ratio is 8%. The Leverage Ratio is determined by dividing Tier 1 Capital by adjusted average total assets. Although the minimum Leverage Ratio is 3%, most banking organizations are required to maintain Leverage Ratios of at least 1 to 2 percentage points above 3%.

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

Deposit Insurance Premium Assessments: Under applicable federal laws and regulations, deposit insurance premium assessments to the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") are based on a supervisory risk rating system, with the most favorably rated institutions paying the lowest premiums. The deposits of Union Bank and Citizens are insured under the BIF. As "well capitalized" institutions, both banks are presently in the most favorable deposit insurance assessment category, and pay the minimum deposit premium assessment.

FDICIA Cross-Guarantees: Under the cross-guarantee provisions of FDICIA, in some circumstances in the event of a loss suffered or anticipated by the FDIC-either as a result of a bank's insolvency or FDIC assistance provided to a bank in danger of default-the FDIC may assess the other banks in the same holding company family to recoup its losses to the deposit insurance fund.

Part I-Item 2 Properties

As of December 31, 2000, Union's subsidiaries operated 12 community-banking locations all of which are in Lamoille or Caledonia counties of Vermont. Eight of these branch locations are Union Bank's and four are Citizens. Together they also operate 23 automated banking machines in northern Vermont. The Company owns eight of its branch locations and leases the other branches and certain ATM premises from third parties under terms and conditions considered by management to be favorable to the Company.

Additional information relating to the Company's properties is set forth in
Note 7 to the consolidated financial statements and incorporated herein by reference.

Part I-Item 3 Legal Proceedings

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

Part I-Item 4 Submission of Matters to a Vote of Security Holders

There was no submission of matters to a vote of security holders during the fourth quarter of 2000.

Part I-Item 5 Market for Registrant's Common Equity and Related Stockholder Matters

Please refer to page 49 of the Company's 2000 Annual Report to Shareholders, which page is incorporated herein by reference.

Part II-Item 6 Selected Historical Financial Information


                                                   At or For The Years Ended December 31 (5)
                                           --------------------------------------------------------
                                             2000        1999        1998        1997        1996
                                           --------------------------------------------------------
                                                 (Dollars in thousands except per share data)

Balance Sheet Data:
  Total Assets                             $303,394    $295,476    $290,129    $273,280    $255,747
  Investment Securities                      56,642      60,441      58,585      45,900      44,341
  Loans, net of unearned income             224,796     209,353     202,468     201,918     189,051
  Allowance for loan losses                  (2,863)     (2,870)     (2,845)     (2,811)     (2,844)
  Total nonperforming loans                   4,398       4,123       2,407       4,161       4,028
  Total nonperforming assets                  4,514       4,150       2,932       4,829       4,462
  Other real estate owned                       116          27         525         668         434
  Deposits                                  258,737     257,593     248,919     239,229     224,419
  Borrowed funds                              6,382       2,872       6,084       1,636       1,693
  Shareholders' equity (1)                   35,157      32,220      31,762      29,023      26,393
Income Statement Data:
  Net interest and dividend income         $ 14,249    $ 13,747    $ 13,374    $ 12,884    $ 12,291
  Provision for loan losses                     250         359         400         425         580
  Noninterest income                          2,569       2,568       2,911       2,412       2,555
  Noninterest expense                         9,944      10,065       9,278       8,567       8,430
  Net income                                  4,800       4,075       4,551       4,355       4,043
Per Common Shara Data: (2)
  Net income (3)                           $   1.58    $   1.35    $   1.51    $   1.44    $   1.31
  Cash dividends paid                          0.98        0.90        0.82        0.75        0.69
  Book value (1)                              11.60       10.64       10.50        9.60        8.72
Selected Ratios:
  Return on average assets                     1.61%       1.39%       1.65%       1.66%       1.60%
  Return on average equity                    14.54%      12.70%      14.95%      15.73%      15.58%
  Dividend payout (4)                         62.03%      66.67%      54.30%      52.08%      52.67%
  Interest rate spread                         4.40%       4.41%       4.61%       4.61%       4.62%
  Net interest margin                          5.19%       5.13%       5.34%       5.35%       5.35%
  Operating expenses to average assets         3.32%       3.42%       3.36%       3.26%       3.34%
  Average interest earning assets to
   average interest bearing liabilities      122.26%     121.58%     120.42%     121.11%     119.66%
  Average Shareholders' equity to
   average assets                             11.01%      10.92%      11.03%      10.52%      10.29%
  Tier 1 leverage capital ratio               11.74%      11.35%      10.87%      10.68%      10.45%
  Tier 1 risk-based capital ratio             16.27%      17.27%      16.24%      15.95%      15.43%
  Total risk-based capital ratio              17.62%      18.55%      17.57%      17.21%      16.68%
Asset Quality Ratios:
  Non-performing loans to total loans          1.96%       1.97%       1.19%       2.06%       2.13%
  Non-performing assets to total assets        1.49%       1.40%       1.01%       1.77%       1.74%
  Allowance for loan losses to
   non-performing loans                       65.10%      69.61%     118.20%      67.56%      70.61%
  Allowance for loan losses to
   percentage of loans                         1.27%       1.37%       1.41%       1.39%       1.50%

--------------------
<F1>  Shareholders' equity includes unrealized gains or losses, net of applicable income taxes, on investments securities classified as "available for sale."
<F2>  Adjusted to reflect a two-for-one stock split of Union's common stock, completed June 6, 1997 and effected in the form of a 100% stock dividend.
<F3>  Computed using the weighted average number of shares outstanding for the period.
<F4>  Cash dividend declared and paid per share for the holding company divided by consolidated net income per share.
<F5>  Restated for all periods presented to reflect the merger with
      Citizens accomplished through a pooling of interest.

Part II-Items 7 and 7A Management's Discussion and Analysis of Financial Condition and Results of Operations; Quantitative and Qualitative Disclosures About Market Risk

Please refer to pages 35 to 48 of the Company's 2000 Annual Report to Shareholders, which pages are incorporated herein by reference.

Part II-Item 8 Financial Statements and Supplementary Data

The consolidated balance sheets of Union Bankshares, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000, together with related notes and the opinion of A.M. Peisch and Company, independent public accountants, all as contained on pages 6 to 34 of the Company's 2000 Annual Report to Shareholders, are incorporated herein by reference.

Part II-Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

a) On February 21, 2001, the audit committee of the Board of Directors recommended to and the Board of Directors approved dismissing A.M. Peisch & Company, our current independent accountants, after the Form 10-K report for December 31, 2000 is filed.

b) The accountant had not issued a report in the last two fiscal years containing either a disclaimer or an adverse or qualified opinion, nor were the reports subsequently modified as to uncertainty, audit scope or accounting principles.

c) The Registrant had no disagreement with our former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the two most recent fiscal years.

d) The Registrant requested A.M. Peisch & Company to furnish it with a letter addressed to the SEC stating whether it agrees with the above statements. A copy of A.M. Peisch & Company's letter to the SEC, dated February 26, 2001, was filed as exhibit 16 to the Form 8-K on February 27, 2001.

e) At its Board meeting of February 21, 2001, the Board of Directors of Union Bankshares, Inc. engaged the accounting firm of Urbach Kahn & Werlin LLP as independent accountants for the Registrant for 2001.

Part III-Item 10 Directors and Executive Officers of Registrant

Listing of the names, ages, principal occupations and business experience of the directors under the caption "PROPOSAL I: TO ELECT DIRECTORS".

Listing of the names, ages, titles and business experience of the executive officers under the caption "EXECUTIVE OFFICERS".

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 under the caption "SHARE OWNERSHIP INFORMATION-Section 16(a) Beneficial Ownership Reporting Compliance".

Part III-Item 11 Executive Compensation

Information regarding compensation of directors under the caption "PROPOSAL I:
TO ELECT DIRECTORS-Directors' Compensation".

Information regarding executive compensation and benefit plans under the caption "EXECUTIVE OFFICERS-Executive Compensation and Benefit Plans".

Information regarding management interlocks and certain transactions under the caption "PROPOSAL I: TO ELECT DIRECTORS-Compensation Committee Interlocks and Insider Participation".

Information set forth under the caption "REPORT OF THE COMPENSATION COMMITTEE".

Part III-Item 12 Security Ownership of Certain Beneficial Owners and
         Management

Information regarding the share ownership of management and principal shareholders under the caption "SHARE OWNERSHIP INFORMATION-Share
Ownership of Management and Principal Holders".

Part III-Item 13 Certain Relationships and Related Party Transactions

Information regarding transactions with management under the caption "PROPOSAL
I: TO ELECT DIRECTORS-Transactions with Management".

Part IV-Item 14 Exhibits, Financial Statement Schedules and Reports on
        Form 8-K

A.    Documents Filed as Part of this Report:

      (1) The following consolidated financial statements, as included in the 2000 Annual Report to Shareholders, are incorporated herein by reference.

            1)    Consolidated Balance Sheets at December 31, 2000 and 1999
            2) Consolidated Income Statements for the years ended December 31, 2000, 1999 and 1998
            3) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998
            4) Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

      (2) The following exhibits are either filed or attached as part of this report, or are incorporated herein by reference.

Item No:

 3.1 Amended and Restated Articles of Incorporation of Union Bankshares, Inc. (as of May 7, 1997), previously filed with the Commission as
        Exhibit 3.1 to the Company's Registration Statement on Form S-4 (#333-82709) and incorporated herein by reference.
 3.2 Amendment filed May 19, 1998 to Amended and Restated Articles of Association of Union Bankshares, Inc., adding new sections 8 and 9, previously filed with the Commission as Exhibit 3.1 to the
        Company's Registration Statement on Form S-4 (#333-82709) and incorporated herein by reference.
 3.3    Amendment filed November 24, 1999 to Amended and Restated Articles of Association of Union Bankshares, Inc. increasing the authorized common shares to 5,000,000, previously filed with the Commission on December 10, 1999 as Exhibit 3.3 to the Company's Current Report on Form 8-K 12g3, and incorporated herein by reference.
 3.4    Bylaws of Union Bankshares, Inc., as amended, , previously filed with the Commission as Exhibit 3.1 to the Company's Registration Statement on Form S-4 (#333-82709) and incorporated herein by reference.
10.1 Stock Registration Agreement dated as of February 16, 1999, among Union Bankshares, Inc., Genevieve L. Hovey, individually and as Trustee of the Genevieve L. Hovey Trust (U.A. dated 8/22/89), and Franklin G. Hovey, II, individually, previously filed with the Commission as Exhibit 3.1 to the Company's Registration Statement
        on Form S-4 (#333-82709) and incorporated herein by reference.
10.2 1998 Incentive Stock Option Plan of Union Bankshares, Inc. and Subsidiary, previously filed with the Commission as Exhibit 3.1 to the Company's Registration Statement on Form S-4 (#333-82709) and incorporated herein by reference.*
10.3 Form of Union Bankshares, Inc. Deferred Compensation Plan and Agreement, previously filed with the Commission as Exhibit 3.1 to the Company's Registration Statement on Form S-4 (#333-82709) and incorporated herein by reference.*
10.4 Employment Agreement, dated December 10, 1998, between Citizens Savings Bank & Trust Company and Jerry S. Rowe., previously filed with the Commission as Exhibit 10.6 to the Company's 1999 Form 10-K and incorporated herein by reference.*
11      Statement re: Computation of per share earnings: See footnote 1 to the consolidated financial statements for details on earnings per share computations for 2000, 1999 and 1998
13      The following specifically designated portions of Union's 2000
        Annual Report to Shareholders have been incorporated by reference in this Report on Form 10-K, is filed herewith: pages 5 to 49.
16 Letter from A.M. Peisch & Company, our former independent accountants, dated February 26, 2001, previously filed with the Commission as
        Exhibit 16 to Form 8-K filed on February 27, 2001 and incorporated herein by reference.
21      Subsidiaries of Union Bankshares, Inc.
            Union Bank, Morrisville, Vermont
            Citizens Savings Bank & Trust Company, St. Johnsbury, Vermont
23      Consent of Independent Public Accountants.

      (3)   Reports on Form 8-K
              Form 8-K filed on October 6, 2000 to report an increase in third quarter earnings and the declaration of a dividend announcement.

[FN]
--------------------
*   denotes management contract or compensatory plan.


                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Union Bankshares, Inc.
By: /s/ Kenneth D. Gibbons                   By: /s/ Marsha A. Mongeon
    ----------------------                       ---------------------
    Kenneth D. Gibbons                           Marsha A. Mongeon
    President and Chief Executive Officer        Treasurer and Chief Financial
                                                 Officer

Date: March 21, 2001
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Name                               Title                                      Date
---------------------------------------------------------------------------------------------

/s/ W. Arlen Smith          Director, Chairman of the Board                    March 21, 2001
------------------------
    W. Arlen Smith

/s/ Kenneth D. Gibbons      Director, President and Chief Executive Officer    March 21, 2001
------------------------    (Principal Executive Officer)
    Kenneth D. Gibbons

/s/ Marsha A. Mongeon       Treasurer and Chief Financial Officer              March 21, 2001
------------------------    (Principal Financial Officer)
    Marsha A. Mongeon

/s/ Cynthia D. Borck        Director and Vice President                        March 21, 2001
------------------------
    Cynthia D. Borck

/s/ William T. Costa Jr.    Director                                           March 21, 2001
------------------------
    William T. Costa Jr.

/s/ Peter M. Haslam         Director and Secretary                             March 21, 2001
------------------------
    Peter M. Haslam

/s/ Franklin G. Hovey II    Director                                           March 21, 2001
------------------------
    Franklin G. Hovey II

/s/ William F. Kinney       Director                                           March 21, 2001
------------------------
    William F. Kinney

/s/ Richard C. Marron       Director                                           March 21, 2001
------------------------
    Richard C. Marron

/s/ Robert P. Rollins       Director                                           March 21, 2001
------------------------
    Robert P. Rollins

/s/ Jerry S. Rowe           Director and Vice President                        March 21, 2001
------------------------
    Jerry S. Rowe

/s/ Richard C. Sargent      Director                                           March 21, 2001
------------------------
    Richard C. Sargent