Form 10-Q
period 2001-03-31
UNION BANKSHARES INC
filed 2001-05-15
CIK 706863

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

             For the quarterly period ending:    March 31, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 2001:

              Common Stock, $2 par value            3,029,729 shares


                           UNION BANKSHARES, INC.
                              TABLE OF CONTENTS


PART 1    FINANCIAL INFORMATION


Financial Statements
  Union Bankshares, Inc.
  Consolidated Balance Sheet                                          3
  Consolidated Statement of Income - Year to Date                     4
  Consolidated Statement of Changes in Stockholder's Equity           5
  Consolidated Statement of Cash Flows                                6
  Notes to Financial Statements                                       8

Management's Discussion and Analysis of Financial Condition
 and Results of Operations                                           10

PART II   OTHER INFORMATION


     Item 6    EXHIBITS AND REPORTS ON FORM 8-K                      22

Signatures                                                           22


                   Union Bankshares, Inc. and Subsidiaries
                           Statement of Condition
                                 (Unaudited)


                                                    March 31    December 31
(Dollars in Thousands)                                2001         2000
                                                    -----------------------

Assets
  Cash and due from banks                           $  9,405     $ 10,353
  Federal funds sold and overnight deposits           12,771        1,070
                                                    ---------------------

      Cash and cash equivalents                       22,176       11,423

  Interest bearing deposits                            1,647        1,721
  Securities available-for-sale                       51,040       56,642
  Federal Home Loan Bank stock                         1,036        1,017
  Loans held for sale                                  8,663        9,153
Loans                                                217,977      215,893
  Unearned net loan fees                                (241)        (250)
  Allowance for loan losses                           (2,859)      (2,863)
                                                    ---------------------
      Loans, net                                     214,877      212,780
                                                    ---------------------
  Accrued interest receivable                          2,357        2,597
  Bank premises and equipment, net                     3,915        3,964
  Other real estate owned, net                            96          116
  Other assets                                         3,512        3,738
                                                    ---------------------
      Total assets                                  $309,319     $303,151
                                                    =====================

Liabilities and Stockholders' equity:

Liabilities:
  Deposits:
    Non-interest bearing                            $ 32,496     $ 33,547
    Interest bearing                                 228,495      225,189
                                                    ---------------------
      Total deposits                                 260,991      258,736

  Borrowed funds                                       8,697        6,382
  Accrued interest and other liabilities               3,613        2,876
                                                    ---------------------
      Total liabilities                              273,301      267,994
                                                    ---------------------

Stockholders' equity:
  Common stock, $2 par value; 5,000,000 shares
   authorized; 3,263,689 shares issued
   at 3/31/01 and 12/31/00.                            6,527        6,527
  Paid-in capital and surplus                            240          240
  Retained earnings                                   30,391       30,010
  Treasury stock at cost (233,960 shares
   at 3/31/01 and 12/31/00)                           (1,592)      (1,592)
  Accumulated other comprehensive income                 452          (28)
                                                    ---------------------
      Total stockholders' equity                      36,018       35,157
                                                    ---------------------

      Total liabilities and stockholders' equity    $309,319     $303,151
                                                    =====================


See accompanying notes to unaudited financial statements


                   Union Bankshares, Inc. and Subsidiaries
                      Consolidated Statements of Income
                                 (Unaudited)


                                                        March 31      March 31
(Dollars in Thousands)                                    2001          2000
                                                       -----------------------

Interest income:
  Interest and fees on loans                           $    5,094    $    4,737
  Interest and dividends on investment securities             825           924
  Interest on federal funds sold                               77            49
  Interest on interest bearing deposits                        27            29
                                                       ------------------------
                                                            6,023         5,739
                                                       ------------------------

Interest expense:
  Interest on deposits                                      2,414         2,227
  Interest on federal funds purchased                           2             1
  Interest on borrowed funds                                  111            38
                                                       ------------------------
                                                            2,527         2,266
                                                       ------------------------

      Net interest income                                   3,496         3,473
Provision for loan losses                                      56            62
                                                       ------------------------
Net interest income after provision for loan losses         3,440         3,411

Noninterest income:
  Trust department income                                      87            42
  Service fees                                                571           549
  Security gains (losses)                                      (2)           37
  Gain on sale of loans                                        73             9
  Other                                                         2             6
                                                       ------------------------
                                                              731           643
                                                       ------------------------

Noninterest expense:
  Salaries and wages                                        1,160         1,099
  Pension and other employee benefits                         339           298
  Occupancy expense, net                                      165           157
  Equipment expense                                           212           300
  Other operating expense                                     648           663
                                                       ------------------------
                                                            2,524         2,517
                                                       ------------------------

  Income before income tax expense                          1,647         1,537
Income tax expense                                            479           459
                                                       ------------------------
      Net income                                       $    1,168    $    1,078
                                                       ========================
Earnings per common share                              $      .39    $      .36
                                                       ========================
Weighted average number of common
 shares outstanding                                     3,029,729     3,029,529
                                                       ========================


See accompanying notes to unaudited financial statements


                   Union Bankshares, Inc. and Subsidiaries
          Consolidated Statements of Changes in Stockholders Equity
                                 (Unaudited)


                                                                                     Accumulated
                                                                                        Other            Total
                               Common    Paid-in Capital    Retained    Treasury    Comprehensive    Stockholders'
                               Stock        & Surplus       Earnings      Stock     Income (Loss)        Equity
                               -----------------------------------------------------------------------------------
                                                             (Dollars in Thousands)

Balance, December 31, 2000     $6,527         $240          $30,010     $(1,592)        $(28)           $35,157

Net income                          0            0            1,168           0            0              1,168
Change in net unrealized
 holding gain on securities
 available-for-sale, net
 of tax                             0            0                0           0          480                480

Comprehensive income                                                                                      1,648
                                                                                                        -------

Cash dividends declared             0            0             (787)          0            0               (787)
                               --------------------------------------------------------------------------------
Balance, March 31, 2001        $6,527         $240          $30,391     $(1,592)        $452            $36,018
                               ================================================================================



                   Union Bankshares, Inc. and Subsidiaries
                    Consolidated Statement of Cash Flows
                                 (UNAUDITED)


                                                         March 31    March 31
(Dollars in Thousands)                                     2001        2000
                                                         --------------------

Cash Flows From Operating Activities
  Net Income                                              $1,168      $1,078
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation                                             160         247
    Provision for loan losses                                 56          62
    Credit for deferred income taxes                         (39)        (78)
    Amortization, net                                         37          73
    Decrease in unamortized loan fees                         (9)         (5)
    Decrease in loans held for sale                          563       1,313
    Decrease (increase) in accrued interest receivable       240         (54)
    Decrease in other assets                                  87         249
    Increase in income taxes payable                         517         532
    Increase in accrued interest payable                     156         112
    Increase in other liabilities                             64         182
    Loss (gain) on securities                                  2         (37)
    Gain on sale of loans                                    (73)         (9)
    Loss (gain) on sale of OREO                                1          (1)
    Loss on disposal of fixed assets                           1           1
                                                          ------------------
      Net cash provided by operating activities            2,931       3,665

Cash Flows From Investing Activities
  Interest bearing deposits
    Maturities and redemptions                                99         297
    Purchases                                                (99)       (393)
  Securities available for sale
    Sales and Maturities                                  12,250       5,259
    Purchases                                             (5,969)     (2,193)
  Purchase of Federal Home Loan Bank Stock                   (19)        (80)
  Increase in loans, net                                  (2,172)     (2,839)
  Recoveries of loans charged off                             29          45
  Purchases of premises and equipment, net                  (112)       (289)
  Proceeds from sale of OREO                                  20           0
  Proceeds from sale of repossessed property                   8           8
                                                          ------------------

      Net cash provided (used) in investing activities     4,035        (155)

Cash Flows From Financing Activities
  Borrowings, net of repayments                            2,315       1,254
  Net decrease in demand, Now, savings,
   and money market accounts                              (3,652)     (8,488)
  Net increase in time deposits                            5,910       2,803
  Dividends paid                                            (787)       (727)
                                                          ------------------

      Net cash provided (used) by financing activities     3,786      (5,158)

      Increase (decrease) in cash and cash equivalents    10,752      (1,678)

Cash and cash equivalents
  Beginning                                               11,424      15,101
  Ending                                                  22,176      13,423

Supplemental Disclosure of Cash Flow Information:
  Interest Paid                                           $2,110     $2,154
                                                          ==================
  Income Taxes Paid                                       $    0      $    0
                                                          ==================



                           UNION BANKSHARES, INC.

                       NOTES TO FINANCIAL STATEMENTS:


Note 1.
The accompanying interim unaudited consolidated financial statements of Union Bankshares, Inc. (the Company) for the interim period ended March 31, 2001 and 2000 have been prepared in accordance with the accounting policies described in the company's annual report to shareholders and Form 10K.
In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information contained herein have been made. Certain amounts reported in prior periods have been reclassified for comparative purposes. This information should be read in conjunction with the Company's 2000 Annual report, Form 10K, and Forms 8K.

Note 2. Commitments and Contingencies
In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, after consulting with the Company's legal counsel, any liability resulting from such proceedings would not have a material adverse effect on the Company's financial statements.

Note 3. Earnings Per Share
Earnings per common share amounts are computed based on the weighted average number of shares of common stock outstanding during the period (retroactively adjusted for stock dividends) and reduced for shares held in Treasury. The assumed conversion of available stock options does not result in material dilution.

Note 4. Reportable Segments
The company has two reportable operating segments, Union Bank (Union) and Citizens Savings Bank and Trust Company (Citizens). Management regularly evaluates separate financial information for each segment in deciding how to allocate resources and in assessing performance.

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the period ended March 31, follows:


                                                        Intersegment             Consolidated
2001                             Union      Citizens    Elimination     Other       Totals
---------------------------------------------------------------------------------------------

Interest income                 $  4,144    $ 1,879         $  0        $  0       $  6,023
Interest expense                   1,679        848            0           0          2,527
Provision for loan loss                0         56            0           0             56
Service fee income                   447        124            0           0            571
Income tax expense (benefit)         373        121            0         (15)           479
Net income (loss)                    950        245            0         (27)         1,168
Assets                           211,075     98,027          (24)        241        309,319


                                                        Intersegment             Consolidated
2000                             Union      Citizens    Elimination     Other       Totals
---------------------------------------------------------------------------------------------

Interest income                 $  3,841    $ 1,898         $  0        $  0       $  5,739
Interest expense                   1,451        815            0           0          2,266
Provision for loan loss                0         62            0           0             62
Service fee income                   436        113            0           0            549
Income tax expense (benefit)         373        103            0         (17)           459
Net income (loss)                    903        201            0         (26)         1,078
Assets                           193,030     98,737          (21)        359        292,105

Amounts in the "Other" column encompass activity in Union Bankshares, Inc., the "parent company." Holding company assets are stated after intercompany eliminations.


       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

                                   GENERAL

The following discussion and analysis provides information regarding Union Bankshares, Inc.'s (Union's) financial position as of March 31, 2001 and as of December 31, 2000, and its results of operations for the three months ended March 31, 2001 and 2000. This discussion should be read in conjunction with the information in this document under Financial Statements and related notes and with other financial data appearing elsewhere in this filing. In the opinion of Union's management, the unaudited interim data reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly present Union's consolidated financial position and results of operations to be expected for the interim period. Management is not aware of the occurrence of any events after March 31, 2001, which would materially affect the information presented below.

Union's common stock was listed on the American Stock Exchange on July 13, 2000 with an opening price of $15.125 and it closed on May 9, 2001 at $17.51.

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

By their very nature, forward-looking statements are subject to uncertainties, both general and specific, and risk exists that predictions, forecasts, projections and other estimates contained in forward-looking statements will not be achieved. Also, when we use any of the words "believes," "expects," "anticipates" or similar expressions, we are making forward-looking statements. Many possible events or factors could affect the future financial results and performance of our company. This could cause results or performance to differ materially from those expressed in our forward-looking statements. The possible events or factors that might affect our forward-looking statements include, but are not limited to, the following:

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

                            RESULTS OF OPERATIONS

The Company's net income for the quarter ended March 31, 2001 was $1.17 million, compared with net income of $1.08 million for the first quarter of 2001. Net income per share was $.39 for the first quarter of 2001 compared to $.36 for the same quarter of 2000.

Net Interest Income. The largest component of Union's operating income is net interest income, which is the difference between interest and dividend income received from interest-earning assets and the interest expense paid on its interest-bearing liabilities.

Yields Earned and Rates Paid. The following tables show, for the periods indicated, the total amount of income recorded from interest-earning assets, and the related average yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and average rates, and the relative net interest spread and net interest margin. All yield and rate information is calculated on an annualized basis. Yield and rate information for a period is average information for the period, and is calculated by dividing the income or expense item for the period by the average balance of the appropriate balance sheet item during the period. Net interest margin is net interest income divided by average interest-earning assets. Nonaccrual loans are included in asset balances for the appropriate periods, but recognition of interest on such loans is discontinued and any remaining accrued interest receivable is reversed, in conformity with federal regulations. The yields and net interest margins appearing in the following tables have been calculated on a pre-tax basis:


                                                               Three months ended March 31,
                                                          2001                               2000
                                            -------------------------------    -------------------------------
                                                        Interest    Average                Interest    Average
                                            Average      Earned/     Yield/    Average      Earned/     Yield/
                                            Balance       Paid        Rate     Balance       Paid        Rate
                                            ------------------------------------------------------------------
                                                                  (dollars in thousands)

Average Assets:
  Federal funds sold                        $  5,821     $   77      5.29%     $  3,635     $   49      5.39%
  Interest bearing deposits                    1,695         27      6.37%        1,982         29      5.85%
  Investments (1) (2)                         53,482        825      6.36%       60,683        924      6.26%
  Loans, net (1) (3)                         222,613      5,094      9.26%      206,946      4,741      9.25%
                                            ----------------------------------------------------------------
      Total interest-earning assets (1)      283,611      6,023      8.61%      273,246      5,743      8.51%

Cash and due from banks                        9,791                              8,766
Premises and equipment                         3,978                              4,033
Other assets                                   5,994                              6,579
                                            --------                           --------
      Total assets                          $303,374                           $292,624
                                            ========                           ========
Average Liabilities and
 Shareholders' Equity:
  Now accounts                              $ 33,365        164      1.97%     $ 32,008     $  153      1.91%
  Savings and money market accounts           87,675        792      3.61%       90,868        825      3.63%
  Certificates of deposit                    103,596      1,458      5.63%       97,925      1,249      5.10%
  Borrowed funds                               7,213        113      6.27%        2,443         39      6.39%
                                            ----------------------------------------------------------------
      Total interest-bearing Liabilities     231,849      2,527      4.36%      223,244      2,266      4.06%

Non-interest bearing deposits                 33,097                             32,250
Other liabilities                              3,258                              5,085
                                            --------                           --------
      Total liabilities                      268,204                            260,579

Shareholders' equity                          35,170                             32,045
                                            --------                           --------
      Total liabilities and
       shareholders' equity                 $303,374                           $292,624
                                            ========                           ========
Net interest income (1)                                  $3,496                             $3,477
                                                         ======                             ======
Net interest spread (1)                                              4.25%                              4.45%
Net interest margin (1)                                              5.05%                              5.19%

--------------------
<F1>  Average yield reported on a tax-equivalent basis.
<F2>  The average balance of investments is calculated using the amortized cost basis.
<F3>  Net of unearned income and allowance for loan loss.

Union's net interest income increased by $19 thousand, or .5%, to $3.50 million for the three months ended March 31, 2001, from $3.48 million for the three months ended March 31, 2000. This increase was primarily due to loan demand experienced over the last year which has resulted in our average balances in loans increasing to 73.4% of total assets on average for the quarter from 70.7% last year and therefore the amount of investments held at lower yields has dropped. The net interest spread decreased by 20 basis points to 4.25% for the three months ended March 31, 2001, from 4.45% for the three months ended March 31, 2000. The net interest margin for the 2001 period decreased by 14 basis points to 5.05% from 5.19% for the 2000 period. The decrease in the net interest spread and the net interest margin is a result of slower movement to decrease rates paid on deposits during the first quarter of 2001, while our interest sensitive assets, which are short term in nature or adjust immediately when there is a change in prime, react much faster.

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


                                            Three Months Ended March 31, 2001 Compared
                                               to Three Months Ended March 31, 2000
                                            ------------------------------------------
                                               Increase/(Decrease) Due to Change In
                                                Volume         Rate         Net
                                            ------------------------------------------
                                                      (dollars in thousands)

Interest-earning assets:
  Federal funds sold                            $  29         $  (1)       $  28
  Interest bearing deposits                        (4)            2           (2)
  Investments                                    (112)           13          (99)
  Loans, net                                      348             5          353
                                                --------------------------------
      Total interest-earning assets               261            19          280
                                                --------------------------------
Interest-bearing liabilities:
  Now accounts                                      6             5           11
  Savings and money market accounts               (29)           (4)         (33)
  Certificates of deposit                          72           137          209
  Borrowed funds                                   76            (2)          74
                                                --------------------------------
      Total interest-bearing liabilities          125           136          261
                                                --------------------------------
Net change in net interest income               $ 136         $(117)       $  19
                                                ================================


Interest and Dividend Income. Union's interest and dividend income increased by $280,000, or 4.9%, to $6.0 million for the three months ended March 31, 2001, from $5.7 million for the three months ended March 31, 2000. Average earning assets increased by $10.4 million, or 3.8%, to $283.6 million for the three months ended March 31, 2001, from $273.2 million for the three months ended March 31, 2000. Average loans approximated $222.6 million for the three months ended March 31, 2001 up from $207 million for the three months ended March 31, 2000. Increases in construction loans of $2.4 million or 31.3%, the $2 million or 2.3% increase in residential real estate secured loans, the $2.1 million or 21.2% increase in municipal loans and the $12.2 million or 13.5% increase in commercial and commercial real estate loans was partially offset by the $3.2 million or 18.7% decrease in personal loans. Construction and commercial lending was strong throughout 2000 and into the winter of 2001. A conscious decision to retain a number of loans packaged for sale in our portfolio accounts for a portion of the increase in both the residential real estate and commercial loan portfolios. The decrease in personal loans is due to a late 1998 decision to exit the Dealer floorplan business at Citizens.

The average balance of investment securities (including mortgage-backed securities) decreased by $7.2 million, or 11.9%, to $53.5 million for the three months ended March 31, 2001, from $60.7 million for the three months ended March 31, 2000. The average level of federal funds sold increased by $2.2 million or 60%, to $5.8 million for the three months ended March 31, 2001, from $3.6 million for the three months ended March 31, 2000. The decrease in the investment portfolio and Interest Bearing Deposits in 2001 reflects the continuing growth in our loan portfolio. Interest Income on non-loans was $929 thousand for 2001 and $1 million for 2000, reflecting the increase in yields offset by the decrease in volume.

Interest Expense. Union's interest expense increased by $261 thousand, or 11.5%, to $2.53 million for the three months ended March 31, 2001 from $2.27 million for the three months ended March 31, 2000. Average interest-bearing liabilities increased by $8.6 million, or 3.8% to $231.8 million for the three months ended March 31, 2001, from $223.2 million for the three months ended March 31, 2000. Average time deposits increased $5.7 million, or 5.8%, to $103.6 million for the three months ended March 31, 2001, from $97.9 million for the three months ended March 31, 2000, while the average balances for money market and saving accounts decreased by $3.2 million to $87.7 million for the three months ended March 31, 2001, from $90.9 million for the three months ended March 31, 2000. Now accounts increased $1.5 million or 4.6% mainly due to municipal account balances.

The average balance of funds borrowed rose from $2.4 million on average in 2000 to $7.2 million in 2001 as Union took some advances from the Federal Home Loan Bank to match against specific loan commitments.

Noninterest Income. Union's noninterest income increased $88,000, or 13.7%, to $731 thousand for the three months ended March 31, 2001, from $643 thousand for the three months ended March 31, 2000. The results for the period reflected a net loss of $2 thousand from the sale of securities compared to a $37 thousand gain from sales during 2000. Trust department income rose to $87,000 in the first quarter of 2001 from $42,000 in the same period of 2000 or a 107% increase. Gain on Sale of Loans rose $64,000 to $73,000 for 2001 from $9,000 for 2000 as we positioned our balance sheet for an anticipated drop in interest rates. Other noninterest income and service fees (sources of which include deposit and loan servicing fees, ATM fees, and safe deposit fees) increased by $18,000, or 3.2%, to $573 thousand for the three months ended March 31, 2001, from $555 thousand for the three months ended March 31, 2000. This was primarily due to an increase in ATM income.

Noninterest Expense. Union's noninterest expense only increased $7,000, or
 .3%, to $2.524 million for the three months ended March 31, 2001, from $2.517 million for the three months ended March 31, 2000. Salaries increased $61,000, or 5.5%, to $1.16 million for the three months ended
March 31, 2001, from $1.1 million for the three months ended March 31, 2000, reflecting normal salary activity offset by pay for overtime during the 1st quarter of 2000 related to a Systems Conversion at Citizens. Pension and employee benefits increased $41 thousand, or 13.8%, to $339 thousand for the three months ended March 31, 2001, from $298 thousand for the three months ended March 31, 2000 mainly due to a $17,000 increase in health insurance costs and a $18,000 increase in retirement plans expense. Net occupancy expense increased $8 thousand, or 5.1%, to $165,000 for the three months ended March 31, 2001, from $157,000 for the three months ended March 31, 2000. Equipment expense decreased $88 thousand to $212 thousand for the three months ended March 31, 2001, from $300 thousand for the same period in 2000, primarily resulting from decreased depreciation cost on computer equipment and purchased software which are depreciated as an expense over a time period of three to five years, since we are now processing both banks at one location, thus reducing a lot of duplicative equipment and software. Other operating expenses decreased $15,000, or 2.3%, to $648 thousand in 2001 from $663 thousand in 2000 partially due to a decrease in the number of Directors and therefore, their fees.

                             FINANCIAL CONDITION

At March 31, 2001, Union had total consolidated assets of $309 million, including net loans and loans held for sale of $223 million, deposits of $261 million and shareholders' equity of $36 million. Based on the most recent information published by the Vermont Banking Commissioner, in terms of total assets at December 31, 1999, Union Bank ranked as the 11th largest institution of the 26 commercial banks and savings institutions headquartered in Vermont, and Citizens ranked as the 20th.

Union's total assets increased by $6.1 million, or 2.01%, to $309.3 million at March 31, 2001 from $303.2 million at December 31, 2000. Total net loans and loans held for sale increased by $1.6 million or .7% to $223.5 million or 72.3% of total assets at March 31, 2001 as compared to $221.9 million or 73.2% of total assets at December 31, 2000. Cash and cash equivalents, including Federal funds sold, increased approximately $10.8 million or 94.1% to $22.2 million at March 31, 2001 from $11.4 million at December 31, 2000, which was primarily attributable to higher than anticipated municipal time deposits on March 31, 2001 and some borrowings taken to match against large commercial loan commitments which did not close until April. Deposits increased $2.3 million, or .87%, to $261.0 million at March 31, 2001 from $258.7 million at December 31, 2000. A $7.4 million drop in Now accounts, mainly Municipal accounts and a $1.0 million drop in demand deposits was more than offset by a $4.8 million increase in Savings and Money Market accounts and a $5.9 million increased investment in time deposits. Total borrowings increased $2.3 million to $8.7 million at March 31, 2001 from $6.4 million at December 31, 2000. The increase was in borrowings from the Federal Home Loan Bank to match certain loan commitments.

Loan Portfolio. Union's loan portfolio (including loans held for sale) primarily consists of adjustable- and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. As of March 31, 2001, Union's loan portfolio totaled $223.5 million, or 72.3%, of assets, of which $107.6 million, or 47.5% of gross loans, consisted of residential mortgages and construction loans, and $73.1 million, or 32.2%, of total loans consisted of commercial real estate loans. As of such date, Union's loan portfolio also included $20.4 million of commercial loans, $12.2 million of municipal loans, and $13.3 million of consumer loans representing, in order, 9.0%, 5.4% and 5.9% of total loans outstanding on March 31, 2001.

The following table shows information on the composition of Union's loan portfolio as of March 31, 2001 and December 31, 2000.


                                                March 31,    December 31,
Loan Type                                         2001           2000
---------                                       -------------------------
                                                  (dollars in thousands)

Real Estate                                     $104,121       $104,417
Commercial real estate                            68.335         66,186
Commercial                                        20,014         18,214
Consumer                                          13,344         14,628
Municipal loans                                   12,163         12,448
Loans held for sale                                8,663          9,153
                                                -----------------------
      Total loans                                226,640        225,046
Deduct:
Allowance for loan losses                          2,859          2,863
Net deferred loan fees, premiums & discounts         241            250
                                                -----------------------
                                                $223,540       $221,933
                                                =======================


Union originates and sells residential mortgages into the secondary market, with most such sales made to the Federal Home Loan Mortgage Corporation (FHLMC). Union services a $150.0 million residential mortgage portfolio, approximately $42.4 million of which is serviced for unaffiliated third parties at March 31, 2001. Additionally, Union originates commercial loans under various SBA programs that provide an agency guarantee for a portion of the loan amount. Union sometimes sells the guaranteed portion of the loan to other financial concerns and will retain servicing rights, which generates fee income. Union capitalizes mortgage servicing rights on these fees and recognizes gains and losses on the sale of the principal portion of these notes as they occur. As of March 31, 2001, Union serviced $9.5 million of commercial and commercial real estate loans for unaffiliated third parties.

Gross loans and loans held for sale have increased $1.6 million or .7% since December 31, 2000. The increase in Commercial Real Estate loans not held for sale was $2.1 million or an annualized growth rate of 13.0% and an increase in Commercial loans of $1.8 million or an annualized growth rate of 39.5%.
There was growth in the residential real estate loan arena but it was negated by the sale of $2.5 million of these loans during the quarter. The growth was partially offset by the shrinkage of our consumer loan portfolio by $1.3 million or 8.8%, this runoff is the continuing result of the discontinuance of the dealer floorplan program in late 1998.

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

Union had loans on nonaccrual status totaling $1.9 million at March 31, 2001, $1.5 million at December 31, 2000 and $709,000 at March 31, 2000.
Interest income not recognized on such loans amounted to approximately $420 thousand and $215 thousand as of March 31, 2001 and 2000, respectively and $289 thousand as of December 31, 2000.

Union had $866 thousand and $2.9 million in loans past due 90 days or more and still accruing at March 31, 2001 and December 31, 2000, respectively. At March 31, 2001, Union had internally classified certain loans totaling $1.4 million. In management's view, such loans represent a higher degree of risk and could become nonperforming loans in the future. While still on a performing status, in accordance with Union's credit policy, loans are internally classified when a review indicates any of the following conditions making the likelihood of collection highly questionable:

*   the financial condition of the borrower is unsatisfactory;
*   repayment terms have not been met;
* the borrower has sustained losses that are sizable, either in absolute terms or relative to net worth;
*   confidence is diminished;
*   loan covenants have been violated;
*   collateral is inadequate; or
*   other unfavorable factors are present.

At March 31, 2001, Union had acquired by foreclosure or through repossession real estate worth $96,000, consisting of commercial and residential property

Allowance for Loan Losses. Some of Union's loan customers ultimately do not make all of their contractually scheduled payments, requiring Union to charge off the remaining principal balance due. Union maintains an allowance for loan losses to absorb such losses. The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. While Union allocates the allowance for loan losses based on the percentage category to total loans, the portion of the allowance for loan losses allocated to each category does not represent the total available for future losses which may occur within the loan category since the total allowance for possible loan losses is a valuation reserve applicable to the entire portfolio.

The following table reflects activity in the allowance for loan losses for the three months ended March 31, 2001 and 2000:


                                       Three Months Ended, March 31
                                       ----------------------------
                                             2001       2000
                                       ----------------------------
                                          (dollars in thousands)

Balance at the beginning of period          $2,863     $2,870
Charge-offs:
  Real Estate                                    0          0
  Commercial                                    38         14
  Consumer and other                            51         64
                                            -----------------
      Total charge-offs                         89         78
                                            -----------------
Recoveries:
  Real Estate                                    0          0
  Commercial                                     3         21
  Consumer and other                            26         24
                                            -----------------
      Total recoveries                          29         45
                                            -----------------
Net charge-offs                                (60)       (33)
Provision for loan losses                       56         62
                                            -----------------
Balance at end of period                    $2,859     $2,899
                                            =================

The following table shows the breakdown of Union's allowance for loan loss by category of loan and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:


                                 March 31,           December 31,
                                   2001                  2000
                             -----------------    -----------------
                                     (dollars in thousands)

                             Amount    Percent    Amount    Percent
                             --------------------------------------

Real Estate
  Residential                $  575     39.4%     $  595      40.5%
  Commercial                  1,210     33.1%      1,193      32.3%
  Construction                  108      4.8%        102       4.5%
Other Loans
  Commercial                    440     10.0%        401       9.1%
  Consumer installment          290      5.9%        319       6.5%
  Home equity loans              29      1.7%         31       1.8%
  Municipal, Other and
   Unallocated                  207      5.1%        222       5.3%
                             -------------------------------------
      Total                  $2,859    100.0%     $2,863     100.0%
                             =====================================

Ratio of Net Charge Offs
 to Average Loans (1)                    0.11%                 0.12%
                                       ------                ------
Ratio of Allowance for
 Loan Losses to Loans                    1.31%                 1.33%
                                       ------                ------

<F1>  Annualized

Investment Activities At March 31, 2001 the reported value of investment securities available-for-sale was $51.0 million or 16.5% of its assets. Union had no securities classified as held-to-maturity or trading securities. The reported value of securities available-for-sale at March 31, 2001 reflects a positive valuation adjustment of $685 thousand. The offset of this adjustment, net of income tax effect, was a $452 thousand million increase in Union's other comprehensive income component of shareholders' equity and a decrease in net deferred tax assets of $233 thousand.

Deposits. The following table shows information concerning Union's deposits by account type, and the weighted average nominal rates at which interest was paid on such deposits as of March 31, 2001 and December 31, 2000:


                                     Three Months Ended, March 31         Year Ended December 31,
                                                 2001                              2000
                                   -------------------------------    ------------------------------
                                                         (dollars in thousands)
                                               Percent                            Percent
                                   Average     of Total    Average    Average     of Total    Average
                                    Amount     Deposits      Rate      Amount     Deposits      Rate
                                   -----------------------------------------------------------------

Non-certificate deposits:
  Demand deposits                  $ 33,097     12.84%                $ 32,906     12.81%
  Now accounts                       33,365     12.95%      1.97%       34,383     13.39%      2.04%
  Money Markets                      52,771     20.47%      4.42%       53,770     20.94%      4.45%
  Savings                            34,904     13.54%      2.50%       37,153     14.47%      2.72%
                                   ------------------                 ------------------
Total non-certificate deposits:     154,137     59.80%                 158,212     61.61%
                                   ------------------                 ------------------
Certificates of deposit:
  Less than $100,000                 76,336     29.62%      5.55%      75,483      29.40%      5.29%
  $100,000 and over                  27,260     10.58%      6.16%      23,088       8.99%      5.89%
                                   ------------------                -------------------
Total certificates of deposit       103,596     40.20%                 98,571      38.39%
                                   ------------------                -------------------
Total deposits                     $257,733    100.00%      3.80%    $256,783     100.00%      3.68%
                                   ================================================================


The following table sets forth information regarding the amounts of Union's certificates of deposit in amounts of $100,000 or more at March 31, 2001 and December 31, 2000 that mature during the periods indicated:


                              March 31, 2001    December 31, 2000
                              -----------------------------------
                                    (dollars in thousands)

           Within 3 months        $13,433            $ 6,757
           3 to 6 months            3,714             11,259
           6 to 12 months           7,821              4,439
           Over 12 months           5,010              3,739
                                  --------------------------
                                  $29,978            $26,194
                                  ==========================


Borrowings. Borrowings from the Federal Home Loan Bank of Boston were $8.7 million at March 31, 2001 at a weighted average rate of 5.87%. Borrowings from the Federal Home Loan Bank of Boston were $6.4 million at December 31, 2000 at a weighted average rate of 6.60%. The change between year end 2000 and the end of the first quarter of 2001 is a net increase of $2.3 million in matched borrowings to fund loan demand.

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

Our interest rate sensitivity analysis (simulation) as of December 2000 for a flat rate environment projected a Net Interest Income of $3.62 million for the first three months of 2001 compared to actual results of $3.50 million or a 3.4% difference. During the first quarter of 2001, the prime rate, which is used as the driver rate for our simulation analysis, dropped from 9.5% to 8.0% in 50 basis point steps. The average prime rate for the quarter was 8.63% and if we look at our projected interest rate sensitivity analysis shocked for a 100 basis point drop then our projected net interest income for the quarter was $3.54 million compared to our actual result of $3.50 million. The difference is due to a slower dropping of rates paid on deposit instruments than the changes in prime rate which affect our variable rate loan portfolio and the calling of some investment securities which we were not able to re-invest at a comparable rate. Net income was projected to be $1.35 million in a flat rate environment and $1.30 million in a 100 basis point drop environment compared to actual results of $1.17 million. Of the $180 thousand difference between our flat rate simulation and our actual results, half is related to net interest margin being lower than anticipated, the remainder of the difference relates to lower overdraft fees, lower service charges on deposits, loss of $2.4 thousand on securities sold versus projected gains of $50 thousand, higher health insurance expense and higher equipment depreciation expense during the first quarter of 2001. These were partially offset by higher ATM fees, Trust income and Gain on Loans sold than anticipated. Return on Assets was projected to be 1.83% in a flat rate environment, 1.76% in a down 100 basis point environment and actual results were 1.59%. Return on Equity was projected to be 15.64% in a flat rate environment, 15.08% in a down 100 basis point environment and actual results were 13.75%. The lower results of these ratios are based on lower net income for the quarter as explained above combined with a higher level of assets and stockholders' equity than used in our simulation.

The Company generally requires collateral or other security to support financial instruments with credit risk. As of March 31, 2001, the contract or notional amount of financial instruments whose contract amount represents credit risk were as follows:


Commitments to extend credit                                  $24,427,000
                                                              -----------
Standby letters of credit and commercial letters of credit    $   793,000
                                                              -----------
Credit Card arrangements                                      $ 2,084,000
                                                              -----------
Home Equity Lines of Credit                                   $ 3,845,000
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

Union prepares its interest rate sensitivity "gap" analysis by scheduling interest-earning assets and interest-bearing liabilities into periods based upon the next date on which such assets and liabilities could mature or reprice. The amount of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except that:

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

The following tables show Union's rate sensitivity analysis as of March 31, 2001:


                                                                     March 31, 2001
                                                                 Cumulative repriced within
                                              3 Months    4 to 12    1 to 3     3 to 5     Over 5
                                              or Less     Months     Years      Years      Total        Total
                                              ----------------------------------------------------------------
                                                          (dollars in thousands, by repricing date)

Interest sensitive assets:
  Federal Funds Sold                          $12,771     $   -0-    $   -0-    $   -0-    $   -0-    $ 12,771
  Interest bearing deposits                       297         664        495        191        -0-       1,647
  Investments available for sale (1)            2,781       8,303      7,327     10,172     21,400      49,983
  FHLB Stock                                      -0-         -0-        -0-        -0-      1,036       1,036
  Loans (fixed and
   adjustable rate)                            80,205      53,576     48,989     19,735     23,894     226,399
                                              ----------------------------------------------------------------
      Total interest sensitive assets         $96,054     $62,543    $56,811    $30,098    $46,330    $291,836
                                              ----------------------------------------------------------------

Interest sensitive liabilities:
  Certificates of deposit                     $34,642     $53,323    $15,270    $ 3,589    $     2    $106,826
  Money markets                                16,770         -0-        -0-        -0-     38,749      55,519
  Regular savings                               4,790         -0-        -0-        -0-     30,388      35,178
  Now accounts                                 17,409         -0-        -0-        -0-     13,563      30,972
  Borrowed funds                                   69       3,210      3,074      1,941        403       8,697
                                              ----------------------------------------------------------------
      Total interest sensitive liabilities    $73,680     $56,533    $18,344    $ 5,530    $83,105    $237,192
                                              ----------------------------------------------------------------
Net interest rate sensitivity gap              22,374       6,010     38,467     24,568    (36,775)     54,644
Cumulative net interest rate
 sensitivity gap                               22,374      28,384     66,851     91,419     54,644
Cumulative net interest rate
 sensitivity gap as a
 percentage of total assets                      7.23%       9.18%     21.61%     29.55%     17.66%
Cumulative interest sensitivity gap
 as a percentage of total
 interest-earning assets                         7.67%       9.73%     22.91%     31.32%    18.72%
Cumulative net interest earning
 assets as a percentage of
 cumulative interest-bearing
 liabilities                                     9.43%      11.97%     28.18%     38.54%    23.04%

--------------------
<F1>  Investments available for sale exclude marketable equity securities with a fair value of $1,057,000 which may be sold by Union at any time.

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

The following chart reflects the results of our latest simulation analysis for the next two year ends on Net Interest Income, Net Income, Return on Assets, Return on Equity and Capital Value. The projection utilizes a rate shock of 300 basis points from the current prime rate of 8%, this is the highest internal slope monitored and shows the best and worse scenarios analyzed. This slope range was determined to be the most relevant during this economic cycle.

                           UNION BANKSHARES, INC.
                  INTEREST RATE SENSITIVITY ANALYSIS MATRIX
                               MARCH 31, 2001
                               (in thousands)


                                                             Return    Return
                                                               on        on
Year           Prime    Net Interest    Change      Net      Assets    Equity    Capital    Change
Ending         Rate        Income          %       Income       %         %       Value        %
--------------------------------------------------------------------------------------------------

December-01    11.00       15,858         7.71     6,136      1.98     16.81     26,227     (29.70)
                8.00       14,722         0.00     5,366      1.73     14.84     37,308       0.00
                5.00       13,641        (7.35)    4,632      1.50     12.93     49,032      31.43

December-02    11.00       19,025        15.43     8,068      2.52     19.65     28,090     (31.58)
                8.00       16,483         0.00     6,363      2.00     16.13     41,056       0.00
                5.00       14,038       (14.83)    4,723      1.49     12.46     56,010      36.42

Liquidity. Liquidity is a measurement of Union's ability to meet potential cash requirements, including ongoing commitments to fund deposit withdrawals, repay borrowings, fund investment and lending activities, and for other general business purposes. Union's principal sources of funds are deposits, amortization and prepayment of loans and securities, maturities of investment securities and other short-term investments, sales of securities available-for-sale, and earnings and funds provided from operations. In addition, as members of the FHLB, Union's subsidiaries have access to preapproved lines of credit up to 2.1% of total assets.

In addition, both subsidiaries maintain Federal Fund lines of credit with upstream correspondent banks totaling $4 million and repurchase agreement lines with selected brokerage houses.

While scheduled loan and securities payments and FHLB advances are relatively predictable sources of funds, deposit flows and prepayments on loans and mortgage-backed securities are greatly influenced by general interest rates, economic conditions, and competition. Union's liquidity is actively managed on a daily basis, monitored by the Asset/Liability Committee, and reviewed periodically with the Board of Directors. Union's Asset/Liability Committee sets liquidity targets based on Union's financial condition and existing and projected economic and market conditions. The committee measures Union's net loan to deposit ratio, the 90 day and 1 year maturity gaps and long term (>3 year) assets repricing compared to total assets. The committee's primary objective is to manage Union's liquidity position and funding sources in order to ensure that it has the ability to meet its ongoing commitment to its depositors, to fund loan commitments, and to maintain a portfolio of investment securities. Since many of the loan commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Union's management monitors current and projected cash flows and adjusts positions as necessary to maintain adequate levels of liquidity. Although approximately 81.1% of Union's certificates of deposit will mature within twelve months, management believes, based upon past experience, that Union will retain a substantial portion of these deposits. Management will continue to offer a competitive but prudent pricing strategy to facilitate retention of such deposits. Any reduction in total deposits could be offset by purchases of federal funds, short-term FHLB borrowings, or liquidation of investment securities or loans held for sale. Such steps could result in an increase in Union's cost of funds and adversely impact the net interest margin.

Regulatory Capital Requirements. Union Bank and Citizens (the Banks) are subject to various regulatory capital requirements administered by the federal banking agencies. Management believes, as of March 31, 2001, that the Banks meet all capital adequacy requirements to which they are subject.

As of March 31, 2001, the most recent notification from the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed either Bank's category.

The Banks' actual capital amounts (000's omitted) and ratios are presented in the table:


                                                                                       Minimums
                                                                                      To Be Well
                                                                  Minimums        Capitalized Under
                                                                 For Capital      Prompt Corrective
                                              Actual            Requirements      Action Provisions
                                         ----------------     ----------------    -----------------
                                         Amount     Ratio     Amount     Ratio    Amount     Ratio
                                         ----------------------------------------------------------

As of March 31, 2001:
Total capital to risk weighted assets
  Union Bank                             $26,143    18.18%    $11,504    8.0%     $14,380    10.0%
  Citizens                                11,959    17.65%      5,421    8.0%       6,776    10.0%

Tier I capital to risk weighted assets
  Union Bank                             $24,197    16.83%    $ 5,751    4.0%     $ 8,626     6.0%
  Citizens                                11,109    16.40%      2,710    4.0%       4,066     6.0%

Tier I capital to average assets
  Union Bank                             $24,197    11.77%    $ 8,221    4.0%     $10,276     5.0%
  Citizens                                11,109    11.39%      3,901    4.0%       4,876     5.0%


Impact of Inflation and Changing Prices. Union's consolidated financial statements, included in this document, have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurements of financial position and results of operations in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Banks have asset and liability structures that are essentially monetary in nature, and their general and administrative costs constitute relatively small percentages of total expenses. Thus, increases in the general price levels for goods and services have a relatively minor effect on Union's total expenses. Interest rates have a more significant impact on Union's financial performance than the effect of general inflation. Interest rates do not necessarily move in the same direction or change in the same magnitude as the prices of goods and services, although periods of increased inflation may accompany a rising interest rate environment.

PART II  OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS IN FORM 10-Q

A.    Current Reports on Form 8-K
      1.    Press Release on Fourth Quarter Results and Dividend
            Announcement filed on January 4, 2001
      2.    Dividend Announcement filed on January 4, 2001
      3.    Change in Registrant's Certifying Accountant filed on
            February 27, 2001

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Union Bankshares, Inc.

                                       /s/ Kenneth D. Gibbons
                                       --------------------------------
                                       Kenneth D. Gibbons
                                       Director and Chief Executive Officer

                                       /s/ Marsha A. Mongeon
                                       --------------------------------
                                       Marsha A. Mongeon
                                       Chief Financial Officer and Treasurer