Form 10-Q
period 2001-06-30
UNION BANKSHARES INC
filed 2001-08-14
CIK 706863

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



               For the quarterly period ending:  June 30, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 2001:
      Common Stock, $2 par value             3,029,929 shares


                           UNION BANKSHARES, INC.
                              TABLE OF CONTENTS


PART 1  FINANCIAL INFORMATION

Financial Statements
  Union Bankshares, Inc.
  Consolidated Balance Sheet                                                    3
  Consolidated Statement of Income - Year to Date                               4
  Consolidated Statement of Changes in Stockholder's Equity                     5
  Consolidated Statement of Cash Flows                                          6
Notes to Financial Statements                                                   8

Management's Discussion and Analysis of Financial Condition and Results of
 Operations                                                                    10

PART II  OTHER INFORMATION

  Item 6  EXHIBITS AND REPORTS ON FORM 10-Q                                    26

Signatures                                                                     26


Union Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)


                                                     June 30      December 31
(Dollars in Thousands)                                 2001          2000
                                                     -------      -----------

Assets
  Cash and due from banks                            $ 11,887      $ 10,353
  Federal funds sold and overnight deposits             4,069         1,070
                                                     ----------------------

      Total cash and cash equivalents                  15,956        11,423

  Interest bearing deposits                             2,732         1,721
  Securities available-for-sale                        49,956        56,642
  Federal Home Loan Bank stock                          1,064         1,017
  Loans held for sale                                  10,629         9,153

  Loans                                               224,649       215,893
    Unearned loan fees                                   (259)         (250)
    Allowance for loan losses                          (2,770)       (2,863)
                                                     ----------------------
      Loans, net                                      221,620       212,780
                                                     ----------------------
  Accrued interest receivable                           2,262         2,597
  Bank premises and equipment, net                      3,738         3,964
  Other real estate owned                                 135           116
  Other assets                                          3,797         3,738
                                                     ----------------------

      Total assets                                   $311,889      $303,151
                                                     ======================

Liabilities and Stockholders' equity:

Liabilities:
  Deposits:
    Non-interest bearing                             $ 33,110      $ 33,547
    Interest bearing                                  228,141       225,189
                                                     ----------------------
      Total deposits                                  261,251       258,736

  Borrowed funds                                       10,877         6,382
  Accrued interest and other liabilities                3,293         2,876
                                                     ----------------------
      Total liabilities                               275,421       267,994
                                                     ----------------------

Stockholders' equity:
  Common stock, $2 par value; 5,000,000
   shares authorized; 3,263,889 shares issued
   at 6/30/01, 3,263,689 shares issued at
   12/31/00.                                            6,528         6,527
  Paid-in capital and surplus                             241           240
  Retained earnings                                    30,848        30,010
  Treasury stock at cost (233,960 shares at
   6/30/01 and 12/31/00)                               (1,592)       (1,592)
  Accumulated other comprehensive income                  443           (28)
                                                     ----------------------
      Total stockholders' equity                       36,468        35,157
                                                     ----------------------

      Total liabilities and stockholders' equity     $311,889      $303,151
                                                     ======================


See accompanying notes to unaudited financial statements.

Union Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)


                                                            3 Months Ended             Six Months Ended
                                                                June 30                     June 30
                                                        -----------------------     -----------------------
(Dollars in Thousands)                                    2001          2000          2001          2000
                                                          ----          ----          ----          ----

Interest income:
  Interest and fees on loans                            $   5,178     $   4,908     $  10,272     $   9,649
  Interest and dividends on investment
   securities                                                 784           900         1,609         1,824
  Interest on federal funds sold                              103            73           180           122
  Interest on interest bearing deposits                        33            31            60            60
                                                        ---------------------------------------------------
                                                            6,098         5,912        12,121        11,655

Interest expense:
  Interest on deposits                                      2,328         2,319         4,742         4,546
  Interest on federal funds purchased                           1             3             3             4
  Interest on borrowed funds                                  132            57           243            95
                                                        ---------------------------------------------------
                                                            2,461         2,379         4,988         4,645
                                                        ---------------------------------------------------

      Net interest income                                   3,637         3,533         7,133         7,010
Provision for loan losses                                      57            63           113           125
                                                        ---------------------------------------------------
Net interest income after provision for loan losses         3,580         3,470         7,020         6,885

Noninterest income:
  Trust department income                                      63            34           150            76
  Service fees                                                615           597         1,186         1,146
  Security gains (losses)                                      76            (3)           74            34
  Gain on sale of loans                                         0             0            73             9
  Other                                                        20            (3)           22             3
                                                        ---------------------------------------------------
                                                              774           625         1,505         1,268

Noninterest expense:
  Salaries and wages                                        1,140         1,212         2,300         2,311
  Pension and other employee benefits                         336           279           675           577
  Occupancy expense, net                                      172           135           337           292
  Equipment expense                                           217           230           429           530
  Other operating expense                                     755           753         1,403         1,420
                                                        ---------------------------------------------------
                                                            2,620         2,609         5,144         5,130
                                                        ---------------------------------------------------

  Income before income tax expense                          1,734         1,486         3,381         3,023
Income tax expense                                            489           318           968           777
                                                        ---------------------------------------------------

      Net income                                        $   1,245     $   1,168     $   2,413     $   2,246
                                                        ===================================================

Earnings per common share                               $     .41     $     .38     $     .80     $     .74
                                                        ---------------------------------------------------

Weighted average number of common
 shares outstanding                                     3,029,784     3,029,529     3,029,757     3,029,529
                                                        ===================================================

Dividends declared per share                            $     .26     $     .24     $     .52     $     .48
                                                        ===================================================


See accompanying notes to unaudited financial statements



Union Bankshares, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders Equity
(Unaudited)


                                                                                      Accumulated
                                                                                         Other             Total
                                   Common    Paid-in Capital   Retained   Treasury   Comprehensive    Stockholders'
                                   Stock        & Surplus      Earnings     Stock    Income (Loss)        Equity
                                   --------------------------------------------------------------------------------
                                                                (Dollars in Thousands)

Balance, December 31, 2000         $6,527         $240          $30,010   $(1,592)       $ (28)          $35,157

Net income                                                        2,413                                    2,413
Change in net unrealized holding
 gain (loss) on securities
 available-for-sale, net of tax                                                            471               471
                                                                                                         -------

Comprehensive income                                                                                       2,884
                                                                                                         -------

Cash dividends declared                                          (1,575)                                  (1,575)
Treasury stock purchased                                                                                       0
Exercise of stock option                1            1                                                         2
                                   -----------------------------------------------------------------------------
Balance June 30, 2001              $6,528         $241          $30,848   $(1,592)       $ 443           $36,468
                                   =============================================================================


See accompanying notes to unaudited financial statements.


Union Bankshares, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
(UNAUDITED)


                                                             Year to Date
                                                          ------------------
                                                          June 30    June 30
(Dollars in Thousands)                                     2001       2000
                                                          ------------------

Cash Flows From Operating Activities
  Net Income                                              $ 2,413    $ 2,246
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation                                              314        428
    Provision for loan losses                                 113        125
    Credit for deferred income taxes                         (152)       (25)
    Amortization, net Securities                               25         30
    Amortization, net Limited Partnerships                     31         17
    Write-downs of Other Real Estate Owned                      0          8
    Increase (decrease) in unamortized loan fees                9         (6)
    (Increase) decrease in loans held for sale             (1,403)       577
    (Increase) decrease in accrued interest receivable        335        (23)
    (Increase) decrease in other assets                      (374)       201
    Increase (decrease) in income taxes payable               375       (128)
    Decrease in accrued interest payable                     (204)       (80)
    Increase in other liabilities                             246        394
    Gain on securities sold                                   (74)       (34)
    Gain on sale of loans                                     (73)        (9)
    Gain on sale of OREO                                      (16)        (2)
    Loss on disposal of fixed assets                            9          3
                                                          ------------------
      Net cash (used) provided by operating activities      1,574      3,722

Cash Flows From Investing Activities
  Interest bearing deposits
    Maturities and redemptions                                396        694
    Purchases                                              (1,481)      (690)
  Securities available for sale
    Maturities and redemptions                             18,554      8,399
    Purchases                                             (10,760)    (3,170)
  Purchase of Federal Home Loan Bank Stock                    (47)       (78)
  Increase in loans, net                                   (9,068)    (3,527)
  Recoveries of loans charged off                              64         79
  Purchases of premises and equipment, net                    (97)      (351)
  Proceeds from sale of OREO                                   80          0
  Investment in Ltd Partnerships                             (136)       (54)
  Proceeds from sale of repossessed property                   17         11
                                                          ------------------
      Net cash (provided) used in investing activities     (2,478)     1,313

Cash Flows From Financing Activities
  Borrowings, net of repayments                             4,495      7,174
  Proceeds from exercise of stock options                       2          0
  Net increase (decrease) in demand, NOW,
   savings, and money market accounts                       3,818     (9,555)
  Net increase (decrease) in time deposits                 (1,303)       494
  Dividends paid                                           (1,575)    (1,454)
                                                          ------------------
      Net cash provided by financing activities             5,437     (3,341)

      Increase in cash and cash equivalents                 4,533      1,694

Cash and cash equivalents
  Beginning                                                11,423     15,101

  Ending                                                   15,956     16,795

Supplemental Disclosure of Cash Flow Information:
  Interest Paid                                           $ 5,155    $ 4,725
                                                          ==================
  Income Taxes Paid                                       $   735    $   930
                                                          ==================


See accompanying notes to unaudited financial statements.


                           UNION BANKSHARES, INC.

                       NOTES TO FINANCIAL STATEMENTS:

Note 1. The accompanying unaudited interim consolidated financial statements of Union Bankshares, Inc. (the Company) for the interim period ended June 30, 2001 and 2000 and for the quarters then ended have been prepared in accordance with the accounting policies described in the company's annual report to shareholders and Form 10K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information contained herein have been made. Certain amounts reported in prior periods have been reclassified for comparative purposes. This information should be read in conjunction with the Company's 2000 Annual report and Form 8K.

Note 2.  Commitments and Contingencies
In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, after consulting with the Company's legal counsel, any liability resulting from such proceedings would not have a material adverse effect on the Company's financial statements.

Note 3  Earnings Per Share
Earnings per common share amounts are computed based on the weighted average number of shares of common stock outstanding during the period (retroactively adjusted for stock dividends) and reduced for shares held in Treasury. The assumed conversion of available stock options does not result in material dilution.

Note 4  Reportable Segments
The company has two reportable operating segments, Union Bank (Union) and Citizens Savings Bank and Trust Company (Citizens). Management regularly evaluates separate financial information for each segment in deciding how to allocate resources and in assessing performance.

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the periods ended June 30, follows:


                                                        Intersegment             Consolidated
2001                             Union      Citizens    Elimination     Other       Totals
---------------------------------------------------------------------------------------------

Interest income                 $  8,312    $  3,809        $  0        $   0      $ 12,121
Interest expense                   3,328       1,660           0            0         4,988
Provision for loan losses              0         113           0            0           113
Service fee income                   913         273           0            0         1,186
Income tax expense (benefit)         754         252           0          (38)          968
Net income (loss)                  1,956         518           0          (61)        2,413
Assets                           210,937     100,601         (42)         393       311,889


                                                        Intersegment             Consolidated
2000                             Union      Citizens    Elimination     Other       Totals
---------------------------------------------------------------------------------------------

Interest income                 $  7,814    $  3,841        $  0        $   0      $ 11,655
Interest expense                   2,967       1,677           0            1         4,645
Provision for loan losses              0         125           0            0           125
Service fee income                   892         254           0            0         1,146
Income tax expense (benefit)         622         199           0          (44)          777
Net income (loss)                  1,943         392           0          (89)        2,246
Assets                           194,963      99,432         (47)         464       294,812


Amounts in the "Other" column encompass activity in Union Bankshares, Inc., the "parent company." Holding company assets are stated after intercompany eliminations.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

                                   GENERAL

The following discussion and analysis provides information regarding Union Bankshares, Inc.'s (Union's) financial position as of June 30, 2001 and as of December 31, 2000, and its results of operations for the three and six months ended June 30, 2001 and 2000. This discussion should be read in conjunction with the information in this document under Financial Statements and related notes and with other financial data appearing elsewhere in this filing. In the opinion of Union's management, the unaudited interim data reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly present Union's consolidated financial position and results of operations to be expected for the interim period. Management is not aware of the occurrence of any events after June 30, 2001, which would materially affect the information presented below.

Union's common stock was listed on the American Stock Exchange on July 13, 2000 with an opening price of $15.125 and the price on August 9, 2001 was $19.70.

In May of 2001, Citizens Savings Bank and Trust Company opened a loan production office in Littleton, New Hampshire. Littleton is 19 miles east of St. Johnsbury, Vermont where Citizens is based and is a rapidly growing community with a diverse economic base. This office will generate loans for both consumers and commercial purposes.

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

By their very nature, forward-looking statements are subject to uncertainties, both general and specific, and risk exists that predictions, forecasts, projections and other estimates contained in forward-looking statements will not be achieved. Also when we use any of the words "believes," "expects," "anticipates" or similar expressions, we are making forward-looking statements. Many possible events or factors could affect the future financial results and performance of our company. This could cause results or performance to differ materially from those expressed in our forward-looking statements. The possible events or factors that might affect our forward-looking statements include, but are not limited to, the following:

*     uses of monetary, fiscal and tax policy by various governments
* political, legislative or regulatory developments in Vermont, New Hampshire or the United States including changes in laws concerning taxes, banking and other aspects of the financial services industry
* developments in general economic or business conditions, including interest rate fluctuations, market fluctuations and perceptions, and inflation
* changes in the competitive environment for financial services organizations
*     the Company's ability to retain key personnel
*     changes in technology including demands for greater automation
*     adverse changes in the securities market

When relying on forward-looking statements to make decisions with respect to the Company, investors and others are cautioned to consider these and other risks and uncertainties.


                            RESULTS OF OPERATIONS

The Company's net income for the quarter ended June 30, 2001 was $1.245 million, compared with net income of $1.168 million for the second quarter of 2000. Net income per share was $.41 for the second quarter of 2001
compared to $.38 for the same quarter of 2000.   Net income for the first
six months of 2001 was $2.413 million, compared with $2.246 million for the same period in 2000. Net income per share was $.80 for the first six months of 2001 compared to $.74 for the comparable period in 2000.

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


                                                              Three months ended June 30,
                                                         2001                               2000
                                           -------------------------------    -------------------------------
                                                       Interest    Average                Interest    Average
                                           Average      Earned/     Yield/    Average      Earned/     Yield/
                                           Balance       Paid        Rate     Balance       Paid        Rate
                                           ------------------------------------------------------------------
                                                                 (dollars in thousands)

Average Assets:
  Federal funds sold                       $  9,356     $  103      4.40%     $  4,800     $   73      6.08%
  Interest bearing deposits                   2,416         33      5.46%        2,009         31      6.17%
  Investments (1) (2)                        51,082        784      6.34%       58,650        900      6.31%
  Loans, net (1) (3)                        231,909      5,178      9.04%      211,922      4,908      9.36%
                                           ----------------------------------------------------------------
      Total interest-earning assets (1)     294,763      6,098      8.40%      277,381      5,912      8.63%

Cash and due from banks                       8,589                              8,582
Premises and equipment                        3,927                              4,064
Other assets                                  5,868                              6,294
                                           --------                           --------
      Total assets                         $313,147                           $296,321
                                           ========                           ========

Average Liabilities and
 Shareholders' Equity:
  NOW accounts                             $ 34,760     $  146      1.68%     $ 33,361     $  164      1.97%
  Savings and money market accounts          90,015        723      3.21%       89,383        833      3.73%
  Certificates of deposit                   107,021      1,459      5.45%      100,639      1,322      5.25%
  Borrowed funds                              9,834        133      5.41%        3,742         60      6.41%
                                           ----------------------------------------------------------------
      Total interest-bearing Liabilities    241,630      2,461      4.07%      227,125      2,379      4.19%

Non-interest bearing deposits                33,489                             31,434
Other liabilities                             2,669                              5,241
                                           --------                           --------
      Total liabilities                     277,788                            263,800

Shareholders' equity                         35,359                             32,521
                                           --------                           --------
      Total liabilities and
       shareholders' equity                $313,147                           $296,321
                                           ========                           ========

Net interest income (1)                                 $3,637                             $3,533
                                                        ======                             ======
Net interest spread (1)                                             4.33%                              4.44%
Net interest margin (1)                                             5.06%                              5.20%


                                                                Six months ended June 30,
                                                         2001                               2000
                                           -------------------------------    -------------------------------
                                                       Interest    Average                Interest    Average
                                           Average      Earned/     Yield/    Average      Earned/     Yield/
                                           Balance       Paid        Rate     Balance       Paid        Rate
                                           ------------------------------------------------------------------
                                                                 (dollars in thousands)

Average Assets:
  Federal funds sold                       $  7,570     $   180     4.76%     $  4,218     $   122     5.78%
  Interest bearing deposits                   2,055          60     5.84%        2,024          60     5.93%
  Investments (1) (2)                        52,246       1,609     6.35%       59,667       1,824     6.29%
  Loans, net (1) (3)                        227,185      10,272     9.15%      209,456       9,649     9.30%
                                           ----------------------------------------------------------------
      Total interest-earning assets (1)     289,056      12,121     8.51%      275,365      11,655     8.57%

Cash and due from banks                       9,186                              8,646
Premises and equipment                        3,952                              4,048
Other assets                                  5,713                              6,361
                                           --------                           --------
      Total assets                         $307,907                           $294,420
                                           ========                           ========

Average Liabilities and
 Shareholders' Equity:
  NOW accounts                             $ 34,037     $   310     1.82%     $ 32,684     $   317     1.94%
  Savings and money market accounts          88,846       1,515     3.41%       90,125       1,658     3.68%
  Certificates of deposit                   105,314       2,917     5.54%       99,282       2,571     5.18%
  Borrowed funds                              8,583         246     5.73%        3,093          99     6.40%
                                           ----------------------------------------------------------------
      Total interest-bearing Liabilities    236,780       4,988     4.21%      225,184       4,645     4.13%

Non-interest bearing deposits                33,275                             31,842
Other liabilities                             2,836                              5,136
                                           --------                           --------
      Total liabilities                     272,891                            262,162

Shareholders' equity                         35,016                             32,258
                                           --------                           --------
      Total liabilities and
       shareholders' equity                $307,907                           $294,420
                                           ========                           ========

Net interest income (1)                                 $ 7,133                            $ 7,010
                                                        =======                            =======

Net interest spread (1)                                             4.30%                              4.44%
Net interest margin (1)                                             5.06%                              5.20%

--------------------
<F1>  Average yield reported on a tax-equivalent basis.
<F2>  The average balance of investments is calculated using the amortized cost basis.
<F3>  Net of unearned income and allowance for loan loss.

Union's net interest income increased by $104 thousand, or 2.94%, to $3.6 million for the three months ended June 30, 2001, from $3.5 million for the three months ended June 30, 2000. This increase was due to the increase in total interest earning assets to $295 million from $277 million for the second quarter of 2000 offset partially by the drop in yield from 8.63% to 8.40%. The net interest spread decreased by 11 basis points to 4.33% for the three months ended June 30, 2001, from 4.44% for the three months ended June 30, 2000. The net interest margin for the 2001 period decreased by 14 basis points to 5.06% from 5.20% for the 2000 period.

Union's net interest income year to date was $7.1 million compared to the prior year of $7.0 million or an increase of 1.75% between the two years. The net interest spread decreased by 14 basis points to 4.30% for the six months ended June 30, 2001 from 4.44% for the six months ended June 30, 2000. The net interest margin for the 2001 period decreased to 5.06% from 5.20% for the 2000 period or a decrease of 14 basis points.

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


                                            Three Months Ended June 30, 2001 Compared
                                               to Three Months Ended June 30, 2000
                                            -----------------------------------------
                                               Increase/(Decrease) Due to Change In
                                                Volume         Rate         Net
                                            -----------------------------------------
                                                      (dollars in thousands)

Interest-earning assets:
  Federal funds sold                            $  69         $ (39)       $  30
  Interest bearing deposits                         6            (4)           2
  Investments                                    (119)            3         (116)
  Loans, net                                      460          (190)         270
                                                --------------------------------
      Total interest-earning assets               416          (230)         186
Interest-bearing liabilities:
  NOW accounts                                      7           (25)         (18)
  Savings and money market accounts                 6          (116)        (110)
  Certificates of deposit                          84            53          137
  Borrowed funds                                   98           (25)          73
                                                --------------------------------
      Total interest-bearing liabilities          195          (113)          82
                                                --------------------------------
Net change in net interest income               $ 221         $(117)       $ 104
                                                ================================


                                             Six Months Ended June 30, 2001 Compared
                                                to Six Months Ended June 30, 2000
                                            -----------------------------------------
                                               Increase/(Decrease) Due to Change In
                                                Volume         Rate         Net
                                            -----------------------------------------
                                                      (dollars in thousands)

Interest-earning assets:
  Federal funds sold                            $  97         $ (39)       $  58
  Interest bearing deposits                         1            (1)           0
  Investments                                    (233)            18         (215)
  Loans, net                                      801          (178)         623
                                                --------------------------------
      Total interest-earning assets               666          (200)         466
Interest-bearing liabilities:
  NOW accounts                                     13           (20)          (7)
  Savings and money market accounts               (23)         (120)        (143)
  Certificates of deposit                         156           190          346
  Borrowed funds                                  176           (29)         147
                                                --------------------------------
      Total interest-bearing liabilities          322            21          343
                                                --------------------------------
Net change in net interest income               $ 344         $(221)       $ 123
                                                ================================


Quarter Ended June 30, 2001 compared to Quarter Ended June 30, 2000.

Interest and Dividend Income. Union's interest and dividend income increased by $186,000, or 3.15%, to $6.1 million for the three months ended June 30, 2001, from $5.9 million for the three months ended June 30, 2000. Average earning assets increased by $17.4 million, or 6.27%, to $294.8 million for the three months ended June 30, 2001, from $277.4 million for the three months ended June 30, 2000. Average loans approximated $231.9 million for the three months ended June 30, 2001 up from $211.9 million for the three months ended June 30, 2000. Increases in construction loans of $3.9 million or 67.4%, the $1.4 million or 1.9% increase in residential real estate secured loans, the $15.5 million or 16.2% increase in commercial and commercial real estate loans, and the $2.1 million or 19.7% increase in loans to municipalities was partially offset by the $2.8 million or 17.4% decrease in personal loans. Construction lending was strong throughout 2000 and to date through 2001. A conscious decision to retain the majority of loans packaged for sale in our portfolio in mid 1999 accounts for the majority of the increase in both the residential real estate and commercial loan portfolios. We expanded our commercial lending staff in 1999 at Union Bank and in 2000 and 2001 at Citizens, which is one reason for our growth in that area. The decrease in personal loans is due to a late 1998 decision to exit the Dealer floorplan business at Citizens.

The average balance of investment securities (including mortgage-backed securities) decreased by $7.6 million, or 12.9%, to $51.1 million for the three months ended June 30, 2001, from $58.6 million for the three months ended June 30, 2000. The average balance in Interest Bearing Deposits increased by $407 thousand to $2.4 million from $2.0 million or 20.3%. The average level of federal funds sold increased by $4.6 million or 94.9%, to $9.4 million for the three months ended June 30, 2001, from $4.8 million for the three months ended June 30, 2000. The net decrease in the investment portfolio, Federal Funds Sold and Interest Bearing Deposits was more than offset by the continuing growth in our loan portfolio. Interest Income on non-loans was $.92 million in 2001 compared to $1 million for 2000 reflecting the decrease in yields and in volume.

Interest Expense. Union's interest expense increased by $82 thousand, or 3.45%, to $2.5 million for the three months ended June 30, 2001 from $2.4 million for the three months ended June 30, 2000. Average interest-bearing liabilities increased by $14.5 million, or 6.4% to $241.6 million for the three months ended June 30, 2001, from $227.1 million for the three months ended June 30, 2000. Average time deposits increased $6.4 million, or 6.3%, to $107.0 million for the three months ended June 30, 2001, from $100.6 million for the three months ended June 30, 2000 and the average balances for N.O.W. accounts increased by $1.4 million to $34.8 million for the three months ended June 30, 2001, from $33.4 million for the three months ended June 30, 2000. Customers have maintained very liquid positions during the last 6 months as they anticipate the interest rates paid on all deposit instruments will rise.

The average balance on funds borrowed has increased from $3.7 million on average in 2000 to $9.8 million in 2001 as Union's subsidiaries took some long term Federal Home Loan Bank borrowings during the second quarter of 2001 to specifically match with some commercial loans originated.

Noninterest Income. Union's noninterest income increased $149,000, or 23.8%, to $774 thousand for the three months ended June 30, 2001, from $625 thousand for the three months ended June 30, 2000. The results for the period reflected a net gain of $76 thousand from the sale of securities compared to a net loss of $3 thousand from sales during 2000. Trust department income rose to $63 thousand in the second quarter of 2001 from $34 thousand in the same period of 2000 or a 85.3% increase due to an increase in fees charged in 2001. Other noninterest income and service fees (sources of which include deposit and loan fees, ATM fees, and safe deposit fees) increased by $41 thousand, or 6.9%, to $635 thousand for the three months ended June 30, 2001, from $594 thousand for the three months ended June 30, 2000. This was primarily caused by a small increase in Overdraft Fees and by the increase in ATM income and Merchant Program Income.

Noninterest Expense. Union's noninterest expense was only up $11 thousand, at $2.6 million for the three months ended June 30, 2001, and for the three months ended June 30, 2000. Salaries decreased $72,000, or 5.9%, to $1.1 million for the three months ended June 30, 2001, from $1.2 million for the three months ended June 30, 2000, due to the non-recurrence of severance pay for three employees whose positions were eliminated at Citizens in 2000 due to the consolidation of certain operations within the organization. Pension and employee benefits increased $57 thousand or 20.4% to $336 thousand for the three months ended June 30, 2001, from $279 thousand for the three months ended June 30, 2000 mainly due to a $40,000 increase in health insurance costs and a $13,000 increase in retirement plans expense. Occupancy expense increased $37,000 or 27.4% to $172,000 from $135,000 in 2000 due to the completion of delayed maintenance on various facilities and normal increases in other occupancy expenses. Equipment expense decreased $13 thousand to $217 thousand for the three months ended June 30, 2001, from $230 thousand for the same period in 2000 resulting from decreased depreciation cost of $42 thousand on computer equipment and software which are depreciated as an expense over a time period of three to five years mainly offset by a $12,000 increase in equipment repair expense, a $6,000 increase in maintenance contract expense and a $4,500 increase in loss on the disposal of fixed assets. Other operating expense for the quarter was $755 thousand up from $753 thousand for the same quarter in 2000.

Income Tax Expense. Union's income tax expense increased by $171,000, or 53.8%, to $489,000 for the three months ended June 30, 2001, from $318 thousand for the comparable period of 2000 because of our increased income and the $114,000 historic rehabilitation credit available to us for the second quarter of the 2000 tax year due to our partnership investment in a low income housing project sponsored by Housing Vermont in our market area.

Year to Date June 30, 2001 compared to Year to Date June 30, 2000.

Interest and Dividend Income. Union's interest and dividend income increased by $466 thousand, or 4.0%, to $12.1 million for the six months ended June 30, 2001, from $11.6 million for the six months ended June 30, 2000. Average earning assets increased by $13.7 million, or 5.0%, to $289.1 million for the six months ended June 30, 2001, from $275.4 million for the six months ended June 30, 2000. Average loans approximated $227.2 million for the six months ended June 30, 2001 up from $209.4 million for the six months ended June 30, 2000. Increases in construction loans of $3.8 million or 62.3%, the $1.4 million or 1.6% increase in residential real estate secured loans, the $13.6 million or 14.6% increase in commercial and commercial real estate loans, and the $2.1 million or 20.4% increase in loans to municipalities was partially offset by the $3.0 million or 18.0% decrease in personal loans. Construction lending was strong throughout 2000 and to date through 2001. A conscious decision to retain the majority of loans packaged for sale in our portfolio in mid 1999 accounts for the majority of the increase in both the residential real estate and commercial loan portfolios. We expanded our commercial lending staff in 1999 at Union Bank and in both 2000 and 2001 at Citizens, which is one reason for our growth in that area. The decrease in personal loans is due to a late 1998 decision to exit the Dealer floorplan business at Citizens.

The average balance of investment securities (including mortgage-backed securities) decreased by $7.4 million, or 12.4%, to $52.2 million for the six months ended June 30, 2001, from $59.7 million for the six months ended June 30, 2000. The average level of federal funds sold increased by $3.4 million or 79.5%, to $7.6 million for the six months ended June 30, 2001, from $4.2 million for the six months ended June 30, 2000. The net decrease in the investment portfolio, Federal Funds Sold and Interest Bearing Deposits in 2001 reflects the continuing growth in our loan portfolio. Interest Income on non-loans was $1.8 million in 2001 and $2.0 million for 2000 reflecting the decrease in yields and overall decrease in volume.

Interest Expense. Union's interest expense increased by $343 thousand, or 7.4%, to $5.0 million for the six months ended June 30, 2001 from $4.6 million for the six months ended June 30, 2000. Average interest-bearing liabilities increased by $11.6 million, or 5.1%, to $236.8 million for the six months ended June 30, 2001, from $225.2 million for the six months ended June 30, 2000. Average time deposits increased $6.0 million, or 6.1%, to $105.3 million for the six months ended June 30, 2001, from $99.3 million for the six months ended June 30, 2000, while the average balances for money market and savings accounts decreased by $1.3 million to $88.8 million for the six months ended June 30, 2001, from $90.1 million for the six months ended June 30, 2000. The average balance in N.O.W. accounts grew $1.3 million, or 4.1%, from $32.7 million to $34.0 million. Customers have maintained very liquid positions during the last 6 months as they anticipate the interest rates paid on all deposit instruments will rise.

The average balance on funds borrowed has increased from $3.1 million on average in 2000 to $8.6 million in 2001 as Union's subsidiaries took some long-term Federal Home Loan Bank borrowings during the second quarter of 2001 to specifically match against commercial loans originated.

Noninterest Income. Union's noninterest income increased $237,000, or 18.7%, to $1.5 million for the six months ended June 30, 2001. The results for the period reflected a net gain of $74 thousand from the sale of securities compared to a $34,000 gain from sales during 2000. Trust department income rose to $150,000 in the first half of 2001 from $76,000 in the same period of 2000 or a 97.3% increase due to an increase in fees charged in 2001. Gain on Sale of Loans increased $64,000 to $73,000 for 2001 from $9,000 for 2000. Other noninterest income and service fees (sources of which include deposit and loan fees, ATM fees, and safe deposit fees) increased by $59,000, or 5.1%, to $1.21 million for the six months ended
June 30, 2001, from $1.15 million for the six months ended June 30, 2000. This was primarily caused by increased ATM income and Merchant Program income, partially offset by lower overdraft fees.

Noninterest Expense. Union's noninterest expense decreased $14,000 to $5.144 million for the six months ended June 30, 2001. Salaries decreased $11,000, or .5%, to $2.300 million for the six months ended June 30, 2001, from $2.311 million for the six months ended June 30, 2000, reflecting normal salary activity, pay for overtime during the first quarter of 2000 related to a Systems Conversion at Citizens, and severance pay in 2000 for three employees whose positions were eliminated at Citizens due to the consolidation of certain operations within the organization. Pension and employee benefits increased $98 thousand, or 17.0%, to $675 thousand for the six months ended June 30, 2001, from $577 thousand for the six months ended June 30, 2000 mainly due to a $50,000 increase in health insurance costs, a $30,000 increase in retirement plans expense, and a $8,600 increase in dental insurance. Net occupancy expense increased $45 thousand, or 15.4%, to $337 thousand for the six months ended June 30, 2001, from $292,000 for the six months ended June 30, 2000 due mainly to the increase in building maintenance expense and depreciation. Equipment expense decreased $101 thousand to $429 thousand for the six months ended June 30, 2001, from $530 thousand for the same period in 2000 primarily resulting from decreased depreciation expense on computers and software partially offset by an increase for maintenance contracts.

Other operating expenses were $1.403 million for the first six months of 2001 compared to $1.420 million for the same period in 2000. Union incurred a one-time listing fee in June of 2000 of $22,500 from the American Stock Exchange.

Income Tax Expense. Union's income tax expense increased by $191 thousand, or 24.6%, to $968 thousand for the six months ended June 30, 2001, from $777,000 for the comparable period of 2000 because of the $114,000 historic rehabilitation credit that was available to us for the second quarter of the 2000 tax year due to our partnership investment in a low income housing project sponsored by Housing Vermont in our market area and our increased income before taxes.

                             FINANCIAL CONDITION

At June 30, 2001, Union had total consolidated assets of $311.9 million, including net loans and loans held for sale of $232.2 million, deposits of $261.3 million and stockholders' equity of $36.5 million. Based on the most recent information published by the Vermont Banking Commissioner, in terms of total assets at December 31, 2000, Union Bank ranked as the 10th largest institution of the 23 commercial banks and savings institutions headquartered in Vermont, and Citizens ranked as the 19th.

Union's total assets increased by $8.7 million or 2.9% to $311.9 million at June 30, 2001 from $303.2 million at December 31, 2000. Historically, June 30th of each year is our low point in terms of total assets, net loans and deposits. This is a one-day aberration as the Towns, Villages and School Districts that we lend to must be out of debt one day during the year. These loans totaled $12.3 million on December 31, 2000, $13.0 million on June 28, 2001, $6.0 million on June 29, 2001 and $8.8 million on July 2.
In spite of this drop, total net loans and loans held for sale increased by $10.3 million or 4.6% to $232.2 million or 74.5% of total assets at June 30, 2001 as compared to $221.9 million or 73.2% of total assets at December 31, 2000. Cash and cash equivalents, including Federal funds sold, increased approximately $4.5 million or 39.7% to $16.0 million at June 30, 2001 from $11.4 million at December 31, 2000, which was primarily attributable to the one day increase in liquidity caused by the municipal variation discussed above.

Securities available for sale decreased from $56.6 million at December 31, 2000 to $49.9 million at June 30, 2001, a $6.7 million or 11.8% decrease. Securities maturing have not been replaced dollar for dollar and some securities have been sold in order to fund increasing loan demand and our decision to hold in portfolio the majority of loans available for sale.

Deposits increased $2.5 million or 1.0% to $261.3 million at June 30, 2001 from $258.7 million at December 31, 2000. A $5.4 million increase in money market accounts was partially offset by a $1.2 million drop in municipal N.O.W. accounts and a $2.7 million drop in municipal certificates of deposits which are one day anomalies as discussed previously. Total borrowings increased $4.5 million to $10.9 million at June 30, 2001 from $6.4 million at December 31, 2000. The increase was in borrowing from the Federal Home Loan Bank for matched funding for certain commercial loans originated.

Loan Portfolio. Union's loan portfolio (including loans held for sale) primarily consists of adjustable- and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. As of June 30, 2001, Union's loan portfolio totaled $232.2 million, or 74.5%, of assets, of which $117.3 million, or 49.9% of gross loans, consisted of residential mortgages and construction loans, and $77.4 million, or 32.9%, of total loans consisted of commercial real estate loans. As of such date, Union's loan portfolio also included $20.0 million of commercial loans, $6.0 million of municipal loans, and $14.5 million of consumer loans representing, in order, 8.5%, 2.6% and 6.2% of total loans outstanding on June 30, 2001.

The following table shows information on the composition of Union's loan portfolio as of June 30, 2001 and December 31, 2000:


                                                  June 30,    December 31,
Loan Type                                           2001         2000
---------                                         ------------------------

Real Estate                                       $111,080      $104,417
Commercial real estate                              73,293        66,186
Commercial                                          19,694        18,214
Consumer                                            14,535        14,628
Municipal loans                                      6,047        12,448
Loans held for sale                                 10,629         9,153
                                                  ----------------------
      Total loans                                  235,278       225,046

Deduct:
  Allowance for loan losses                          2,770         2,863
  Net deferred loan fees, premiums & discounts         259           250
                                                  ----------------------
                                                     3,029         3,113
                                                  ----------------------
                                                  $232,249      $221,933
                                                  ======================


Union originates and sells residential mortgages into the secondary market, with most such sales made to the Federal Home Loan Mortgage Corporation (FHLMC) and the Vermont Housing Finance Agency (VHFA). Union services a $158.3 million residential mortgage portfolio, approximately $47.2 million of which is serviced for unaffiliated third parties at June 30, 2001. Additionally, Union originates commercial loans under various SBA programs that provide an agency guarantee for a portion of the loan amount. Union will sometimes sell the guaranteed portion of the loan to other financial concerns and will retain servicing rights, which generates fee income. Union capitalizes mortgage servicing rights on these fees and recognizes gains and losses on the sale of the principal portion of these notes as they occur.
As of June 30, 2001, Union serviced $8.8 million of commercial and commercial real estate loans for unaffiliated third parties.

An increase of $6.7 million or 6.4% in residential real estate loans and an increase of $1.5 million or 8.1% in commercial loans, a $7.1 million or 10.7% increase in commercial real estate loans and an increase in loans held for sale of $1.5 million or 16.1% was partially offset by a $.9 million or .6% decrease in consumer loans and a temporary, seasonal drop in municipal loans outstanding of $6.4 million or 51.4%.

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

Union had loans on nonaccrual status totaling $1.9 million at June 30, 2001, $1.5 million at December 31, 2000 and $1.6 million at June 30, 2000. Interest income not recognized on such loans amounted to approximately $486 thousand and $322 thousand as of June 30, 2001 and 2000, respectively and $289 thousand as of December 31, 2000.

Union had $2.1 million and $2.9 million in loans past due 90 days or more and still accruing at June 30, 2001 and December 31, 2000, respectively.
At June 30, 2001, Union had internally classified certain loans totaling $774 thousand. In management's view, such loans represent a higher degree of risk and could become nonperforming loans in the future. While still on a performing status, in accordance with Union's credit policy, loans are internally classified when a review indicates any of the following conditions making the likelihood of collection highly questionable:

*     the financial condition of the borrower is unsatisfactory;
*     repayment terms have not been met;
* the borrower has sustained losses that are sizable, either in absolute terms or relative to net worth;
*     confidence is diminished;
*     loan covenants have been violated;
*     collateral is inadequate; or
*     other unfavorable factors are present.

At June 30, 2001, Union had acquired by foreclosure or through repossession real estate worth $135,000, consisting of 2 commercial properties and one residential home.

Allowance for Loan Losses. Some of Union's loan customers ultimately do not make all of their contractually scheduled payments, requiring Union to charge off the remaining principal balance due. Union maintains an allowance for loan losses to absorb such losses. The allowance for loan losses is maintained at a level, which in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. While Union allocates the allowance for loan losses based on the percentage category to total loans, the portion of the allowance for loan losses allocated to each category does not represent the total available for future losses which may occur within the loan category since the total allowance for possible loan losses is a valuation reserve applicable to the entire portfolio.

The following table reflects activity in the allowance for loan losses for the quarter and six months ended June 30, 2001 and 2000:


                                      Quarter Ended, June 30    Six Months Ended, June 30,
                                      ----------------------    --------------------------
                                          2001      2000              2001      2000
                                      ----------------------------------------------------
                                                     (dollars in thousands)

Balance at the beginning of period       $2,859    $2,899            $2,863    $2,870
Charge-offs:
  Real Estate                                31         0                31         0
  Commercial                                133         2               171        16
  Consumer and other                         17        60                68       124
                                         --------------------------------------------
      Total charge-offs                     181        62               270       140
                                         --------------------------------------------
Recoveries:
  Real Estate                                 1         1                 1         1
  Commercial                                 14         8                17        29
  Consumer and other                         20        25                46        49
                                         --------------------------------------------
      Total recoveries                       35        34                64        79
                                         --------------------------------------------

Net charge-offs                            (146)      (28)             (206)      (61)
Provision for loan losses                    57        63               113       125
                                         --------------------------------------------
Balance at end of period                 $2,770    $2,934            $2,770    $2,934
                                         ============================================


The following table shows the breakdown of Union's allowance for loan losses by category of loan and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:


                                    June 30,           December 31,
                                      2001                 2000
                               -----------------    -----------------
                                       (dollars in thousands)
                               Amount    Percent    Amount    Percent
                               --------------------------------------

Real Estate
  Residential                  $  622     40.3%     $  595     40.5%
  Commercial                    1,224     34.2%      1,193     32.3%
  Construction                    118      5.0%        102      4.5%
Other Loans
  Commercial                      460     10.9%        401      9.1%
  Consumer installment            283      5.6%        319      6.5%
  Home equity loans                29      1.6%         31      1.8%
  Municipal, Other and
   Unallocated                     34      2.4%        222      5.3%
                               ------------------------------------
      Total                    $2,770    100.0%     $2,863    100.0%
                               ====================================
Ratio of Net Charge Offs to
 Average Loans (1)                         0.18%                0.12%
                                         ------               ------
Ratio of Allowance for Loan
 Losses to Loans                           1.22%                1.33%
                                         ------               ------

--------------------
<F1>  Annualized

Investment Activities. At June 30, 2001, the reported value of investment securities available-for-sale was $50.0 million or 16.0% of total assets. Union had no securities classified as held-to-maturity or trading securities. The reported value of securities available-for-sale at June 30, 2001, reflects a positive valuation adjustment of $671 thousand. The offset of this adjustment, net of income tax effect, was a $443 thousand increase in Union's other comprehensive income component of shareholders' equity and a decrease in net deferred tax assets of $228 thousand.

Deposits. The following table shows information concerning Union's deposits by account type, and the weighted average nominal rates at which interest was paid on such deposits as of June 30, 2001 and December 31, 2000:


                                       Six Months Ended, June 30           Year Ended December 31,
                                                 2001                               2000
                                   --------------------------------    -------------------------------
                                                          (dollars in thousands)
                                               Percent                             Percent
                                   Average     of Total    Average     Average     of Total    Average
                                    Amount     Deposits      Rate       Amount     Deposits      Rate
                                   -------------------------------------------------------------------

Non-certificate deposits:
  Demand deposits                  $ 33,275     12.72%                 $ 32,906     12.81%
  Now accounts                       34,037     13.02%      1.82%        34,383     13.39%      2.04%
  Money Markets                      54,015     20.66%      4.09%        53,770     20.94%      4.45%
  Savings                            34,831     13.32%      2.35%        37,153     14.47%      2.72%
                                   ------------------                  ------------------
Total non-certificate deposits:     156,158     59.72%                  158,212     61.61%
                                   ------------------                  ------------------
Certificates of deposit:
  Less than $100,000                 76,902     29.41%      5.38%        75,483     29.40%      5.29%
  $100,000 and over                  28,412     10.87%      5.96%        23,088      8.99%      5.89%
                                   ------------------                  ------------------
Total certificates of deposit       105,314     40.28%                   98,571     38.39%
                                   ------------------                  ------------------
Total deposits                      261,472    100.00%      3.63%      $256,783    100.00%      3.68%
                                   =================================================================


The following table sets forth information regarding the amounts of Union's certificates of deposit in amounts of $100,000 or more at June 30, 2001 and December 31, 2000 that mature during the periods indicated:


                   June 30, 2001    December 31, 2000
                   ----------------------------------
                         (dollars in thousands)

Within 3 months       $ 5,195            $ 6,757
3 to 6 months          11,135             11,259
6 to 12 months          4,315              4,439
Over 12 months          1,561              3,739
                      --------------------------
                      $22,206            $26,194
                      ==========================


Borrowings. Borrowings from the Federal Home Loan Bank of Boston were $10.9 million at June 30, 2001 at a weighted average rate of 5.75%. Borrowings from the Federal Home Loan Bank of Boston were $6.4 million at December 31, 2000 at a weighted average rate of 6.60%. The change between year end 2000 and the end of the second quarter of 2001 is a net increase of $4.5 million in matched borrowings to fund loan demand.

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

Our interest rate sensitivity analysis (simulation) as of December 2000 for a flat rate environment projected a Net Interest Income of $7.4 million for the first six months of 2001 compared to actual results of $7.1 million in a falling rate environment, or a 3.6% difference. Union would have anticipated a decrease in our net interest margin in a 200 basis point falling rate environment of $354 thousand or 4.78% and in a 300 basis point falling rate environment of $496 thousand or 6.7%. The Prime rate dropped 275 basis points from 9.5% on January 1, 2001 to 6.75% at quarter end. Our results were stronger than anticipated because of continuing strong loan demand. Net income was projected to be $2.7 million in a flat rate environment compared to actual results of $2.4 million. Net income expected in a 200 basis point falling rate environment was $2.5 million and in a 300 basis point fall was $2.4 million. Therefore, our results for the first six months of 2001 were close to our projections in a falling rate environment. Return on Assets was projected to be 1.84% in a flat rate environment and actual results were 1.57%. Return on Equity was projected to be 15.63% in a flat rate environment compared to actual of 13.61%. The lower results of these ratios are based on lower net interest income and net income as explained above.

The Company generally requires collateral or other security to support financial instruments with credit risk. As of June 30, 2001, the contract or notional amount of financial instruments whose contract amount represents credit risk were as follows:


Commitments to extend credit                                  $23,496,000
                                                              -----------
Standby letters of credit and commercial letters of credit    $ 1,258,000
                                                              -----------
Credit Card arrangements                                      $ 2,079,000
                                                              -----------
Home Equity Lines of Credit                                   $ 3,768,000
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

The following tables show Union's rate sensitivity analysis as of June 30, 2001:


                                                                       June 30, 2001
                                                                 Cumulative repriced within
                                              3 Months    4 to 12    1 to 3     3 to 5     Over 5
                                              or Less     Months     Years      Years      Total      Total
                                              ----------------------------------------------------------------
                                                          (dollars in thousands, by repricing date)

Interest sensitive assets:
  Federal Funds Sold                          $ 4,069     $   -0-    $   -0-    $   -0-    $   -0-    $  4,069
  Interest bearing deposits                       289       1,071        985        387        -0-       2,732
  Investments available for sale (1)            2,683       8,064     11,424      9,664     17,173      49,008
  FHLB Stock                                      -0-         -0-        -0-        -0-      1,064       1,064
  Loans (fixed and
   adjustable rate)                            69,664      37,716     39,580     31,922     56,396     235,278
                                              ----------------------------------------------------------------
      Total interest sensitive assets         $76,705     $46,851    $51,989    $41,973    $74,633    $292,151
                                              ----------------------------------------------------------------

Interest sensitive liabilities:
  Certificates of deposit                     $30,675     $48,289    $16,207    $ 4,441    $     3    $ 99,615
  Money markets                                11,940         -0-        -0-        -0-     44,172      56,112
  Regular savings                               5,398         -0-        -0-        -0-     29,846      35,244
  Now accounts                                 27,879         -0-        -0-        -0-      9,291      37,170
  Borrowed funds                                1,185       3,059      3,808      2,397        428      10,877
                                              ----------------------------------------------------------------
      Total interest sensitive liabilities    $77,077     $51,348    $20,015    $ 6,838    $83,740    $239,018
                                              ----------------------------------------------------------------

Net interest rate sensitivity gap                (372)     (4,497)    31,974     35,135     (9,107)     53,133
Cumulative net interest rate
 sensitivity gap                                 (372)     (4,869)    27,105     62,240     53,133
Cumulative net interest rate
 sensitivity gap as a
 percentage of total assets                      (.12%)     (1.56%)     8.69%     19.96%     17.04%
Cumulative interest sensitivity gap
 as a percentage of total
 interest-earning assets                         (.13%)     (1.67%)     9.28%     21.30%     18.19%
Cumulative net interest earning
 assets as a percentage of
 cumulative interest-bearing
 liabilities                                     (.16%)     (2.04%)    11.34%     26.04%     22.23%

--------------------
<F1>  Investments available for sale exclude marketable equity securities with a fair value of $948,000 which may be sold by Union at any time.

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

The following chart reflects the results of our latest simulation analysis for each of the next two year ends on Net Interest Income, Net Income, Return on Assets, Return on Equity and Capital Value. The projection utilizes a rate shock of 300 basis points from the current prime rate of 6.75%, this is the highest internal slope monitored and shows the best and worse scenarios analyzed. This slope range was determined to be the most relevant during this economic cycle.


                  INTEREST RATE SENSITIVITY ANALYSIS MATRIX
                                JUNE 30, 2001
                               (in thousands)


                                                             Return    Return
                                                               on        on
    Year       Prime    Net Interest    Change      Net      Assets    Equity    Capital    Change
   Ending      Rate        Income          %       Income       %         %       Value        %
--------------------------------------------------------------------------------------------------

December-01    9.75        15,142         5.15     5,574      1.77     15.50     28,041     (36.14)
               6.75        14,400         0.00     5,077      1.61     14.19     43,909      00.00
               3.75        13,655        (5.17)    4,578      1.46     12.86     61,949      41.09

December-02    9.75        17,900        14.68     7,265      2.21     18.44     29,773     (34.93)
               6.75        15,609         0.00     5,742      1.75     15.05     45,756      00.00
               3.75        13,308       (14.74)    4,212      1.29     11.41     64,655      41.31


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

In addition, subsidiaries maintain Federal Fund lines of credit with upstream correspondent banks and repurchase agreement lines with selected brokerage houses.

While scheduled loan and securities payments and FHLB advances are relatively predictable sources of funds, deposit flows and prepayments on loans and mortgage-backed securities are greatly influenced by general interest rates, economic conditions, and competition. Union's liquidity is actively managed on a daily basis, monitored by the Asset/Liability Committee, and reviewed periodically with the Board of Directors. Union's Asset/Liability Committee sets liquidity targets based on Union's financial condition and existing and projected economic and market conditions. The committee measures net loans to deposit ratio, cumulative 90 day and 1 year maturity gaps, and long term asset repricing. The committee's primary objective is to manage Union's liquidity position and funding sources in order to ensure that it has the ability to meet its ongoing commitment to its depositors, to fund loan commitments, and to maintain a portfolio of investment securities. Since many of the loan commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Union's management monitors current and projected cash flows and adjusts positions as necessary to maintain adequate levels of liquidity. Although approximately 78.7% of Union's certificates of deposit will mature within twelve months, management believes, based upon past experience, that Union will retain a substantial portion of these deposits. Management will continue to offer a competitive but prudent pricing strategy to facilitate retention of such deposits. Any reduction in total deposits could be offset by purchases of federal funds, short-term FHLB borrowings, or liquidation of investment securities or loans held for sale. Such steps could result in an increase in Union's cost of funds and adversely impact the net interest margin.

Regulatory Capital Requirements.: Union Bank and Citizens (the Banks) are subject to various regulatory capital requirements administered by the federal banking agencies. Management believes, as of June 30, 2001 that the Banks meet all capital adequacy requirements to which they are subject.

As of June 30, 2001, the most recent notification from the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed either Bank's category.

The Banks' actual capital amounts (000's omitted) and ratios are presented in the table:


                                                                                         Minimums
                                                                                        To Be Well
                                                                    Minimums        Capitalized Under
                                                                 For Capital        Prompt Corrective
                                                Actual            Requirements      Action Provisions
                                           -----------------    ----------------    -----------------
                                           Amount     Ratio     Amount     Ratio    Amount     Ratio
                                           ----------------------------------------------------------

As of June 30, 2001:
  Total capital to risk weighted assets
    Union Bank                             $26,559    17.93%    $11,850    8.0%     $14,813    10.0%
    Citizens                                11,978    17.13%      5,594    8.0%       6,992    10.0%

  Tier I capital to risk weighted assets
    Union Bank                             $24,644    16.64%    $ 5,924    4.0%     $ 8,886     6.0%
    Citizens                                11,102    15.87%      2,798    4.0%       4,197     6.0%

  Tier I capital to average assets
    Union Bank                             $24,644    11.47%    $ 8,594    4.0%     $10,743     5.0%
    Citizens                                11,102    11.28%      3,937    4.0%       4,921     5.0%


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


PART II  OTHER INFORMATION


ITEM 6:  EXHIBITS AND REPORTS IN FORM 10-Q


A.    Current Reports on Form 8-K
      Report to Shareholders on Second Quarter Results filed on July 23, 2001 Press Release announcing dividend declaration and second quarter earnings filed on July 23, 2001
      Dividend announcement filed on July 23, 2001


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

August 13, 2001                        Union Bankshares, Inc.

                                       s/ Kenneth D. Gibbons
                                       ---------------------
                                       Kenneth D. Gibbons
                                       Director and Chief Executive Officer

                                       s/ Marsha A. Mongeon
                                       --------------------
                                       Marsha A. Mongeon
                                       Chief Financial Officer and Treasurer