Form 10-Q
period 2001-09-30
UNION BANKSHARES INC
filed 2001-11-14
CIK 706863

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


             For the quarterly period ending: September 30, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 2001:
      Common Stock, $2 par value             3,033,929 shares

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


Union Bankshares, Inc. and Subsidiaries
Statement of Condition
(Unaudited)


                                                    September 30,    December 31,
(Dollars in Thousands)                                   2001            2000
                                                    -------------    ------------

Assets
  Cash and due from banks                             $ 12,007         $ 10,353
  Federal funds sold and overnight deposits              7,398            1,070
                                                      -------------------------
      Total Cash and Cash Equivalents                   19,405           11,423
  Interest bearing deposits                              3,524            1,721
  Securities available-for-sale                         52,379           56,642
  Federal Home Loan Bank stock                           1,064            1,017
  Loans held for sale                                   11,650            9,153
  Loans                                                235,042          215,893
    Unearned loan fees                                    (264)            (250)
    Allowance for loan losses                           (2,794)          (2,863)
                                                      -------------------------
      Loans, net                                       231,984          212,780
                                                      -------------------------
  Accrued interest receivable                            2,113            2,597
  Bank premises and equipment, net                       4,027            3,964
  Other real estate owned, net                              78              116
  Other assets                                           3,677            3,729
                                                      -------------------------

      Total assets                                    $329,901         $303,142
                                                      =========================

Liabilities and Stockholders' equity:

Liabilities:
  Deposits:
    Non-interest bearing                              $ 39,313         $ 33,547
    Interest bearing                                   240,008          225,189
                                                      -------------------------
      Total Deposits                                   279,321          258,736
  Borrowed funds                                         9,724            6,382
  Accrued interest and other liabilities                 3,480            2,867
                                                      -------------------------
      Total liabilities                                292,525          267,985
                                                      -------------------------

Stockholders' equity:
  Common stock ($2 par value; 5,000,000
   shares authorized; 3,267,889 and
   3,263,689 shares issued at 9/30/01
   and 12/31/00)                                         6,536            6,527
  Paid-in capital and surplus                              272              240
  Retained earnings                                     31,281           30,010
  Treasury stock (233,960 shares at
   9/30/01 and 12/31/00)                                (1,592)          (1,592)
  Accumulated other comprehensive income                   879              (28)
                                                      -------------------------
      Total stockholders' equity                        37,376           35,157
                                                      -------------------------

      Total liabilities and stockholders' equity      $329,901         $303,142
                                                      =========================


See accompanying notes to unaudited financial statements

Union Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)


                                                         Three Months Ended         Nine Months Ended
                                                            September 30,             September 30,
                                                       ----------------------    ----------------------
(Dollars in Thousands)                                    2001         2000         2001         2000
                                                          ----         ----         ----         ----

Interest income:
  Interest and fees on loans                           $   5,186    $   5,154    $  15,458    $  14,803
  Interest and dividends on investment
   securities                                                760          894        2,369        2,718
  Interest on federal funds sold                              98           95          278          217
  Interest on interest bearing deposits                       41           31          101           91
                                                       ------------------------------------------------
                                                           6,085        6,174       18,206       17,829

Interest expense:
  Interest on deposits                                     2,174        2,415        6,916        6,961
  Interest on federal funds purchased                          1            0            4            4
  Interest on borrowed funds                                 156          178          399          273
                                                       ------------------------------------------------
                                                           2,331        2,593        7,319        7,238
                                                       ------------------------------------------------

      Net interest income                                  3,754        3,581       10,887       10,591

Provision for loan losses                                     86           63          199          188
                                                       ------------------------------------------------

Net interest income after provision for loan losses        3,668        3,518       10,688       10,403
                                                       ------------------------------------------------
Noninterest income:
  Trust department income                                     54           35          204          111
  Service fees                                               600          563        1,786        1,718
  Security gains                                               5            0           79           34
  Gain on sale of loans                                        1           25           74           34
  Other                                                       (9)          (1)          13            8
                                                       ------------------------------------------------
                                                             651          622        2,156        1,905
                                                       ------------------------------------------------
Noninterest expense:
  Salaries and wages                                       1,210        1,121        3,510        3,432
  Pension and other employee benefits                        332          290        1,007          867
  Occupancy expense, net                                     149          131          487          423
  Equipment expense                                          212          234          631          764
  Other operating expense                                    674          618        2,087        2,053
                                                       ------------------------------------------------
                                                           2,577        2,394        7,722        7,539
                                                       ------------------------------------------------

  Income before income tax expense                         1,741        1,746        5,122        4,769

Income tax expense                                           519          499        1,487        1,276
                                                       ------------------------------------------------

      Net income                                       $   1,222    $   1,247    $   3,635    $   3,493
                                                       ================================================

Earnings per common share                              $    0.40    $    0.41    $    1.20    $    1.15
                                                       ------------------------------------------------

Weighted average number of common
 shares outstanding                                    3,033,842    3,029,718    3,031,133    3,029,593
                                                       ================================================

Dividends declared per share                           $    0.26    $    0.24    $    0.78    $    0.72
                                                       ================================================


See accompanying notes to unaudited financial statements

Union Bankshares, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders Equity
(Unaudited)


                                                                                           Accumulated
                                                                                              Other            Total
                                    Common     Paid-in Capital    Retained    Treasury    Comprehensive    Stockholders'
                                    Stock         & Surplus       Earnings     Stock      Income (Loss)        Equity
                                    ------------------------------------------------------------------------------------
                                                                   (Dollars in Thousands)

Balance, December 31, 2000          $6,527          $240         $30,010     $(1,592)        $ (28)          $35,157

Net income                                                         3,635                                       3,635
Change in net unrealized holding
 gain(loss) on securities
 available-for-sale, net of tax                                                                907               907
                                                                                                             -------

Comprehensive income                                                                                           4,542
                                                                                                             -------

Cash dividends declared                                           (2,364)                                     (2,364)
Treasury stock purchased                                                                                           0
Exercise of stock option                 9            32                                                          41
                                    --------------------------------------------------------------------------------
Balance September 30, 2001          $6,536          $272         $31,281     $(1,592)        $(879)          $37,376
                                    ================================================================================


See accompanying notes to unaudited financial statements

Union Bankshares, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
(UNAUDITED)


                                                                   Year to Date
                                                          ------------------------------
                                                          September 30,    September 30,
(Dollars in Thousands)                                         2001             2000
                                                          ------------------------------

Cash Flows From Operating Activities
  Net Income                                                 $ 3,635          $ 3,493
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation                                                 462              603
    Provision for loan losses                                    199              188
    Credit for deferred income taxes                            (213)            (102)
    Amortization, net securities                                  51                0
    Amortization, net Limited Partnerships                        47               29
    Write-downs of Other Real Estate Owned                         0                8
    Increase (decrease) in unamortized loan fees                  14               (1)
    Decrease (increase) in loans held for sale                (2,423)            (800)
    (Increase) in accrued interest receivable                    484             (206)
    (Increase) decrease in other assets                         (572)              81
    Increase (decrease) in income taxes payable                  365             (101)
    Increase (decrease) in accrued interest payable               (4)             182
    Increase in other liabilities                                253              591
    Gain on securities sold                                      (79)             (34)
    Gain on sale of loans                                        (74)             (34)
    (Gain) loss on sale of OREO                                   16               (7)
    Loss on disposal of fixed assets                               9                2
                                                             ------------------------
      Net cash (used) provided by operating activities         2,170            3,892

Cash Flows From Investing Activities
  Interest bearing deposits
    Maturities and redemptions                                   685            1,090
    Purchases                                                 (2,563)          (1,176)
  Securities available for sale
    Maturities and redemptions                                22,943            9,370
    Purchases                                                (16,781)          (3,888)
  Purchase of Federal Home Loan Bank Stock                       (47)             (77)
  Increase in loans, net                                     (19,576)         (15,225)
  Recoveries of loans charged off                                 81               99
  Purchases of premises and equipment, net                      (525)            (424)
  Proceeds from sale of OREO                                     106               23
  Proceeds from sale of repossessed property                      21                0




  Investment in Ltd Partnerships                                (136)             (55)
                                                             ------------------------
      Net cash used in investing activities                  (15,792)        (10,263)

Cash Flows From Financing Activities
  Borrowings, net of repayments                                3,342            7,592
  Proceeds from exercise of stock options                         41                2
  Net increase (decrease) in demand, NOW,
   Savings, and money market accounts                         15,422           (1,489)
  Net increase in time deposits                                5,163            3,050
  Dividends paid                                              (2,364)          (2,181)
                                                             ------------------------
      Net cash provided by financing activities               21,604            6,974
                                                             ------------------------

      Increase in cash and cash equivalents                  $ 7,982          $   603

Cash and cash equivalents
  Beginning                                                  $11,423          $15,101
                                                             ========================

  Ending                                                     $19,405          $15,704
                                                             ========================

Supplemental Disclosure of Cash Flow Information:
  Interest Paid                                              $ 7,324          $ 7,056

  Income Taxes Paid                                          $ 1,335          $ 1,480


See accompanying notes to unaudited financial statements

                           UNION BANKSHARES, INC.

                       NOTES TO FINANCIAL STATEMENTS:


Note 1. The accompanying unaudited interim consolidated financial statements of Union Bankshares, Inc. (the Company) for the interim period ended September 30, 2001 and 2000 and for the quarters then ended have been prepared in accordance with the accounting policies described in the company's annual report to shareholders and Form 10K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information contained herein have been made. Certain amounts reported in prior periods have been reclassified for comparative purposes. This information should be read in conjunction with the Company's 2000 Annual report, Form 10-K, and Form 8K.


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

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the period ended September 30, follows:


                                                        Intersegment             Consolidated
2001                              Union     Citizens    Elimination     Other       Totals
---------------------------------------------------------------------------------------------

Interest income                 $ 12,473    $  5,733        $  0        $   0      $ 18,206
Interest expense                   4,862       2,456           0            1         7,319
Provision for loan loss               30         169           0            0           199
Service fee income                 1,388         398           0            0         1,786
Income tax expense (benefit)       1,157         381           0          (51)        1,487
Net income (loss)                  2,938         776           0          (79)        3,635
Assets                           224,862     104,699         (61)         401       329,901


                                                        Intersegment             Consolidated
2000                              Union     Citizens    Elimination     Other       Totals
---------------------------------------------------------------------------------------------

Interest income                 $ 12,008    $  5,821        $  0        $   0      $ 17,829
Interest expense                   4,652       2,585           0            1         7,238
Provision for loan loss                0         188           0            0           188
Service fee income                 1,355         363           0            0         1,718
Income tax expense (benefit)         999         334           0          (57)        1,276
Net income (loss)                  2,921         675           0         (103)        3,493
Assets                           205,104     101,622         (17)         478       307,187


Amounts in the "Other" column encompass activity in Union Bankshares, Inc., the "parent company." Holding company assets are stated after intercompany eliminations.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

                                   GENERAL

The following discussion and analysis provides information regarding Union Bankshares, Inc.'s (Union's) financial position as of September 30, 2001 and as of December 31, 2000, and its results of operations for the three and nine months ended September 30, 2001 and 2000. This discussion should be read in conjunction with the information in this document under Financial Statements and related notes and with other financial data appearing elsewhere in this filing. In the opinion of Union's management, the unaudited interim data reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly present Union's consolidated financial position and results of operations to be expected for the interim period. Management is not aware of the occurrence of any events after September 30, 2001, which would materially affect the information presented below.

Union's common stock was listed on the American Stock Exchange on July 13, 2000 with an opening price of $15.125 and it closed on November 8, 2001 at $19.85.

The millennium change was basically a non-event as far as problems and both banks completed their year-end processing on schedule.

In May of 2001, Citizens Savings Bank and Trust Company opened a loan production office in Littleton, New Hampshire. Littleton is 19 miles east of St. Johnsbury, Vermont where Citizens is based, and is a rapidly growing community with a diverse economic base. This office will generate loans for both consumer and commercial purposes.

On October 17, 2001 we announced a stock repurchase plan. The Board of Directors has authorized the repurchase of up to 100,000 shares of common stock, or approximately 3.3% of the Company's outstanding shares. Shares will be repurchased from time to time in the open market or in negotiated transactions as, in the judgement of management, market conditions warrant. The repurchase program is open for an unspecified period of time.

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

*     the Company's ability to retain key personnel
*     changes in technology including demands for greater automation
*     acts of terrorism
*     adverse changes in the securities market

When relying on forward-looking statements to make decisions with respect to the Company, investors and others are cautioned to consider these and other risks and uncertainties.

                            RESULTS OF OPERATIONS

The Company's net income for the quarter ended September 30, 2001 and 2000 was $1.2 million. Net income per share was $.40 for the third quarter of 2001 compared to $.41 for the same quarter of 2000. Net income for the first nine months of 2001 was $3.6 million, compared with $3.5 million for the same period in 2000. Net income per share was $1.20 for the first nine months of 2001 compared to $1.15 for the comparable period in 2000.

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


                                                              Three months ended September 30,
                                                          2001                               2000
                                            -------------------------------    -------------------------------
                                                        Interest    Average                Interest    Average
                                            Average      Earned/     Yield/    Average      Earned/     Yield/
                                            Balance       Paid        Rate     Balance       Paid        Rate
                                            ------------------------------------------------------------------
                                                                  (dollars in thousands)

Average Assets:
  Federal funds sold                        $ 11,109     $    98     3.53%     $  5,978     $    95     6.36%
  Interest bearing deposits                    3,247          41     5.05%        2,010          31     6.17%
  Investments (1), (2)                        50,500         760     6.23%       58,275         894     6.33%
  Loans, net (1), (3)                        238,288       5,186     8.78%      223,429       5,154     9.36%
                                            ----------------------------------------------------------------
      Total interest-earning assets (1)      303,144       6,085     8.12%      289,692       6,174     8.68%

Cash and due from banks                        9,965                              9,288
Premises and equipment                         3,819                              3,950
Other assets                                   6,544                              4,531
                                            --------                           --------
      Total assets                          $323,472                           $307,461
                                            ========                           ========
Average Liabilities and
 Shareholders' Equity:
  NOW accounts                              $ 36,769     $   144     1.57%     $ 34,177     $   163     1.91%
  Savings and money market accounts           92,977         678     2.92%       90,397         851     3.77%
  Certificates of deposit                    107,224       1,352     5.04%      100,310       1,401     5.59%
  Borrowed funds                              10,421         157     6.03%       10,522         178     6.77%
                                            ----------------------------------------------------------------



      Total interest-bearing Liabilities     247,391       2,331     3.77%      235,406       2,593     4.41%

Non-interest bearing deposits                 36,767                             33,650
Other liabilities                              3,569                              5,103
                                            --------                           --------
      Total liabilities                      287,727                            274,159

Shareholders' equity                          35,745                             33,302
                                            --------                           --------
      Total liabilities and
       shareholders' equity                 $323,472                           $307,461
                                            ========                           ========
Net interest income (1)                                  $ 3,754                            $ 3,581
                                                         =======                            =======
Net interest spread (1)                                              4.35%                              4.27%
                                                                     ====                               ====
Net interest margin (1)                                              5.05%                              5.11%
                                                                     ====                               ====


                                                              Nine months ended September 30,
                                                          2001                               2000
                                            -------------------------------    -------------------------------
                                                        Interest    Average                Interest    Average
                                            Average      Earned/     Yield/    Average      Earned/     Yield/
                                            Balance       Paid        Rate     Balance       Paid        Rate
                                            ------------------------------------------------------------------
                                                                  (dollars in thousands)

Average Assets:
  Federal funds sold                        $  8,821     $   278     4.20%     $  4,808     $   217     6.02%
  Interest bearing deposits                    2,459         101     5.48%        2,020          91     6.01%
  Investments (1), (2)                        51,659       2,369     6.31%       57,216       2,718     6.53%
  Loans, net (1), (3)                        230,978      15,458     9.02%      213,162      14,803     9.39%
                                            ----------------------------------------------------------------
      Total interest-earning assets (1)      293,917      18,206     8.37%      277,206      17,829     8.72%

Cash and due from banks                        9,941                              8,844
Premises and equipment                         3,908                              4,013
Other assets                                   5,803                              5,993
                                            --------                           --------
      Total assets                          $313,569                           $296,056
                                            ========                           ========

Average Liabilities and
 Shareholders' Equity:
  NOW accounts                              $ 34,985     $   454     1.73%     $ 32,779     $   481     1.96%
  Savings and money market accounts           90,246       2,193     3.24%       90,216       2,509     3.71%
  Certificates of deposit                    105,965       4,269     5.37%       99,628       3,971     5.31%
  Borrowed funds                               9,187         403     5.85%        5,587         277     6.61%
                                            ----------------------------------------------------------------
      Total interest-bearing liabilities     240,383       7,319     4.06%      228,210       7,238     4.23%

Non-interest bearing deposits                 34,394                             32,688
Other liabilities                              3,537                              2,874
                                            --------                           --------
      Total liabilities                      278,314                            263,772

Shareholders' equity                          35,255                             32,284
                                            --------                           --------
      Total liabilities and
       shareholders' equity                 $313,569                           $296,056
                                            ========                           ========
Net interest income (1)                                  $10,887                            $10,591
                                                         =======                            =======
Net interest spread (1)                                              4.31%                              4.49%
                                                                     ====                               ====
Net interest margin (1)                                              5.05%                              5.23%
                                                                     ====                               ====

--------------------
<F1>  Average yield reported on a tax-equivalent basis.
<F2>  The average balance of investments is calculated using the amortized cost basis.
<F3>  Net of unearned income and allowance for loan loss.

Union's net interest income increased by $173 thousand, or 4.8%, to $3.75 million for the three months ended September 30, 2001, from $3.58 million for the three months ended September 30, 2000. This increase was due to the spread between yields earned on assets versus paid on liabilities. The net interest spread increased by 8 basis points to 4.35% for the three months ended September 30, 2001, from 4.27% for the three months ended September 30, 2000 as interest rates paid on deposits are moving downward in response to earlier decreases in the prime rate. The net interest margin for the 2001 period dropped to 5.05% from the 2000 period at 5.11%.

Union's net interest income year to date was $10.9 million compared to the prior year of $10.6 million or an increase of 2.8% between the two years. The net interest spread decreased by 18 basis points to 4.31% for the nine months ended September 30, 2001 from 4.49% for the nine months ended September 30, 2000. This decrease was fueled by the eight decreases in the prime rate since January 1, 2001 which has taken it from 9.50% to 6% by September 30, 2001 and down to 5.5% on October 3,2001. The net interest margin for the 2001 period decreased to 5.05% from 5.23% for the 2000 period or a decrease of 18 basis points.

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


                                            Three Months Ended September 30, 2001 Compared
                                               to Three Months Ended September 30, 2000
                                            ----------------------------------------------
                                                 Increase/(Decrease) Due to Change In
                                                    Volume         Rate          Net
                                            ----------------------------------------------
                                                        (dollars in thousands)

Interest-earning assets:
  Federal funds sold                                $  81         $ (78)        $   3
  Interest bearing deposits                            19            (9)           10
  Investments                                        (122)          (12)         (134)
  Loans, net                                          362          (330)           32
                                                    ---------------------------------
      Total interest-earning assets                   340          (429)          (89)
Interest-bearing liabilities:
  NOW accounts                                         12           (31)          (19)
  Savings and money market accounts                    24          (197)         (173)
  Certificates of deposit                              97          (146)          (49)
  Borrowed funds                                       (2)          (19)          (21)
                                                    ---------------------------------
      Total interest-bearing liabilities              131          (393)         (262)
                                                    ---------------------------------
Net change in net interest income                   $ 209         $ (36)        $ 173
                                                    =================================


                                            Nine Months Ended September 30, 2001 Compared
                                               to Nine Months Ended September 30, 2000
                                            ---------------------------------------------
                                                 Increase/(Decrease) Due to Change In
                                                   Volume         Rate          Net
                                            ----------------------------------------------
                                                        (dollars in thousands)

Interest-earning assets:
  Federal funds sold                               $  181        $(120)        $  61
  Interest bearing deposits                            20          (10)           10
  Investments                                        (268)         (81)         (349)




  Loans, net                                        1,275         (620)          655
                                                   ---------------------------------
      Total interest-earning assets                 1,208         (831)          377
Interest-bearing liabilities:
  NOW accounts                                         33          (60)          (27)
  Savings and money market accounts                     1         (317)         (316)
  Certificates of deposit                             251           47           298
  Borrowed funds                                      178          (52)          126
                                                   ---------------------------------
      Total interest-bearing liabilities              463         (382)           81
                                                   ---------------------------------
Net change in net interest income                  $  745        $(449)        $ 296
                                                   =================================


Quarter Ended September 30, 2001 compared to Quarter Ended September 30, 2000.

Interest and Dividend Income. Union's interest and dividend income decreased by $89,000, or 1.4%, to $6.1 million for the three months ended September 30, 2001, from $6.2 million for the three months ended September 30, 2000. Average earning assets increased by $13.5 million, or 4.6%, to $303.1 million for the three months ended September 30, 2001, from $289.7 million for the three months ended September 30, 2000. Average loans approximated $238.3 million for the three months ended September 30, 2001 up $14.9 million or 6.7% from $223.4 million for the three months ended September 30, 2000. Increases in construction loans and residential real estate secured loans of $7.4 million or 7.9% and the $17.0 million or 17.2% increase in commercial loans was partially offset by the $4.3 million or 30% decrease in loans to municipalities and the $2.6 million or 16.4% decrease in personal loans. Construction Lending has remained strong throughout the last three years. A conscious decision to retain loans packaged for sale in our portfolio over the last couple of years accounts for the majority of the increase in both the residential real estate and commercial loan portfolios. The decrease in personal loans is due to a late 1998 decision to exit the Dealer floorplan business at Citizens and the decrease in municipal loans is due to stiffer competition in the market as our competitors recognize the importance of this market.

The average balance of investment securities (including mortgage-backed securities) decreased by $7.8 million, or 13.3%, to $50.5 million for the three months ended September 30, 2001, from $58.3 million for the three months ended September 30, 2000. The average balance in Interest Bearing Deposits increased by $1.2 million to $3.2 million from $2.0 million or 61.5%. The average level of federal funds sold increased by $5.1 million or 85.8%, to $11.1 million for the three months ended September 30, 2001, from $6.0 million for the three months ended September 30, 2000. The changes in the investment portfolio, Federal Funds Sold and Interest Bearing Deposits in 2001 reflects the decision to keep our investments shorter in term due to the low interest rate environment and the continuing growth in our loan portfolio. Interest Income on non-loans was $.9 million for 2001 compared to $1 million for 2000 reflecting the decrease in yields and the decrease in volume.

Interest Expense. Union's interest expense decreased by $262 thousand, or 10.1%, to $2.3 million for the three months ended September 30, 2001 from $2.6 million for the three months ended September 30, 2000. Average interest-bearing liabilities increased by $12 million, or 5.1% to $247.4 million for the three months ended September 30, 2001, from $235.4 million for the three months ended September 30, 2000. Average time deposits increased $6.9 million, or 6.9%, to $107.2 million for the three months ended September 30, 2001, from $100.3 million for the three months ended September 30, 2000, while the average balances for money market and saving accounts increased by $2.6 million to $93 million for the three months ended September 30, 2001, from $90.4 million for the three months ended September 30, 2000. The average balance in NOW accounts rose $2.6 million or 7.6% from $34.2 million to $36.8 million. Customers have maintained very liquid positions during the last 2 years as they anticipate that interest rates paid on all deposit instruments will rise.

Noninterest Income. Union's noninterest income increased $29,000, or 4.7%, to $651 thousand for the three months ended September 30, 2001, from $622 thousand for the three months ended September 30, 2000. Trust department income rose to $54 thousand in the third quarter of 2001 from $35 thousand in the same period of 2000 or a 54.6% increase. There was a $1,000 gain on Sale of Loans for 2001 versus $25 thousand for 2000. Other noninterest income and service fees (sources of which include deposit and loan fees, ATM fees, and safe deposit fees) increased by $37 thousand, or 6.6%, to $600 thousand for the three months ended September 30, 2001, from $563 thousand for the three months ended September 30, 2000.

Noninterest Expense. Union's noninterest expense increased $182 thousand, or 7.6%, to $2.6 million for the three months ended September 30, 2001, from $2.4 million for the three months ended September 30, 2000. Salaries increased $89,000, or 8%, to $1.2 million for the three months ended September 30, 2001, from $1.1 million for the three months ended September 30, 2000, reflecting normal salary activity and growth. Pension and employee benefits increased $42 thousand or 14.5% to $332 thousand for the three months ended September 30, 2001, from $290 thousand for the three months ended September 30, 2000 due to a $14.5 thousand increase in employee insurance plans expense, a $9 thousand increase in payroll taxes and a $19 thousand increase in deferred compensation expense. Occupancy expense for the quarter was $149 thousand, up $18 thousand or 13.7% from the $131 thousand in the third quarter of 2000. The increase was across the majority of individual line items between quarters. Equipment expense decreased $22 thousand to $212 thousand for the three months ended
September 30, 2001, from $234 thousand for the same period in 2000 resulting from decreased depreciation cost on computer equipment and software which are depreciated as an expense over a time period of three to five years. Other operating expense for the quarter was $674 thousand up from $618 thousand for the same quarter in 2000. The increase of $55 thousand, or 9%, is mainly due to the increase between quarters in ATM expense from $29.5 thousand to $41.6 thousand due to growth in usage, postage expense increased from $57.8 thousand to $66.9 thousand due to the postal rate increase and privacy disclosure mailing, increase in advertising expense from $34.8 thousand to $54.3 thousand due to employment advertising, increase in contribution expense of $11.5 thousand mainly due to the September 11 Fund contribution, an increase in OREO expense from $4.1 thousand to $13.8 thousand due to the nature of the current properties in OREO. These increases were partially offset by a drop in Merchant
Processing expenses of $8.5 thousand between years due to a switch in processors in July of 2000.

Income Tax Expense. Union's income tax expense increased by $20,000, or 4.0%, to $519 thousand for the three months ended September 30, 2001, from $499 thousand for the comparable period of 2000 because of our lower non-taxable municipal income in 2001 due to the drop in average municipal loans outstanding.

Year to Date September 30, 2001 compared to Year to Date September 30, 2000.

Interest and Dividend Income. Union's interest and dividend income increased by $377,000, or 2.1%, to $18.2 million for the nine months ended September 30, 2001, from $17.8 million for the nine months ended September 30, 2000. Average earning assets increased by $16.7 million, or 6.0%, to $293.9 million for the nine months ended September 30, 2001, from $277.2 million for the nine months ended September 30, 2000. Average loans approximated $231 million for the nine months ended September 30, 2001 up from $213.2 million for the nine months ended September 30, 2000. Increases in construction loans of $2.5 million or 37.4%, the $3.5 million or 4.1% increase in residential real estate secured loans and the $14.8 million or 15.5% increase in commercial loans was partially offset by the $2.4 million or 14.9% decrease in personal loans. Construction Lending was strong throughout 2000 and to date through 2001. A conscious decision to retain loans packaged for sale in our portfolio due to the economic environment in mid 1999 to date accounts for the majority of the increase in both the residential real estate and commercial loan portfolios. The decrease in personal loans is due to a late 1998 decision to exit the Dealer floorplan business at Citizens.

The average balance of investment securities (including mortgage-backed securities) decreased by $5.6 million, or 9.7%, to $51.7 million for the nine months ended September 30, 2001, from $57.2 million for the nine months ended September 30, 2000. The average level of federal funds sold increased by $4 million or 83.5%, to $8.8 million for the nine months ended September 30, 2001, from $4.8 million for the nine months ended September 30, 2000. The average balance in Interest Bearing Deposits increased by $439,000 to $2.5 million from $2.0 million or 21.7%. The decrease in the investment portfolio, Federal Funds Sold and Interest Bearing Deposits in 2000 reflects the continuing growth in our loan portfolio. Interest Income on non-loans was $2.7 million for 2001 and $3 million for 2000 reflecting the decrease in yields and the overall decrease in volume.

Interest Expense. Union's interest expense increased by $81 thousand, or 1.1%, to $7.3 million for the nine months ended September 30, 2001 from $7.2 million for the nine months ended September 30, 2000. Average interest-bearing liabilities increased by $12.2 million, or 5.3%, to $240.4 million for the nine months ended September 30, 2001, from $228.2 million for the nine months ended September 30, 2000. Average time deposits were $106 million for the nine months ended September 30, 2001 and $99.6 million for the nine months ended September 30, 2000, or an increase of 6.4%. The average balances for money market and savings accounts increased by $30 thousand for the nine months ended September 30, 2001, from $90.2 million for the nine months ended September 30, 2000. The 6.7% increase in NOW accounts brought the average balance up to $35 million from $32.8 million. Customers have maintained very liquid positions during the last 9 months as they anticipate the interest rates paid on all deposit instruments will rise.

The average balance on funds borrowed increased from $5.6 million on average in 2000 to $9.2 million in 2001 due to our strong loan demand and some specific matching on certain commercial loans.

Noninterest Income. Union's noninterest income increased $251,000, or 13.2%, to $2.16 million for the nine months ended September 30, 2001. The results for the period reflected a net gain of $79 thousand from the sale of securities compared to a $34,000 gain from sales during 2000. Trust department income increased to $204,000 in the nine months of 2001 from $111,000 in the same period of 2000 or an 83.8% increase due to fee increases, and a number of estate settlements. Gain on Sale of Loans increased $40,000 to $74,000 for 2001 from $34,000 for 2000. Other noninterest income and service fees (sources of which include deposit and loan fees, ATM fees, and safe deposit fees) increased by $73,000, or 4.2%, to $1.8 million for the nine months ended September 30, 2001, from $1.73 million for the nine months ended September 30, 2000.

Noninterest Expense. Union's noninterest expense increased $183,000, or 2.4%, to $7.7 million for the nine months ended September 30, 2001, from $7.5 million for the nine months ended September 30, 2000. Salaries increased $78,000, or 2.3%, to $3.5 million for the nine months ended September 30, 2001, from $3.4 million for the nine months ended September 30, 2000, reflecting normal salary activity. Pension and employee benefits increased $140 thousand, or 16.1%, to $1 million for the nine months ended September 30, 2001, from $867 thousand for the nine months ended September 30, 2000 mainly due to a $77,400 increase in employee group insurance plan costs, a $29,000 or 10% increase in retirement plans expense, an increase of $21,500 in Deferred Compensation expense and an $11,000 increase in payroll taxes. Net occupancy expense increased $64 thousand, or 15.1%, to $487,000 for the nine months ended September 30, 2001, from $423,000 for the nine months ended September 30, 2000 due mainly to the increase in depreciation expense, maintenance costs and property tax expense. Equipment expense decreased $133 thousand or 17.4% to $631 thousand for the nine months ended September 30, 2001, from $764 thousand for the same period in 2000 primarily resulting from decreased depreciation expense.

Other operating expenses were $2.09 million for the first nine months of 2001 compared to $2.05 million for the same period in 2000 and the increase was due to the cost of the privacy disclosure mailing.

Income Tax Expense. Union's income tax expense increased by $211,000, or 16.5%, to $1.487 million for the nine months ended September 30, 2001, from $1.276 million for the comparable period of 2000 because of our higher income before tax and the $114,000 historic rehabilitation credit that was available to us for the 2000 tax year due to our partnership investment in low income housing projects sponsored by Housing Vermont in our market area.

                             FINANCIAL CONDITION

At September 30, 2001, Union had total consolidated assets of $329.9 million, including net loans and loans held for sale of $243.6 million, deposits of $279.3 million and shareholders' equity of $37.4 million. Based on the most recent information published by the Vermont Banking Commissioner, in terms of total assets at December 31, 2000, Union Bank ranked as the 10th largest institution of the 23 commercial banks and savings institutions headquartered in Vermont, and Citizens ranked as the 19th.

Union's total assets increased by $26.7 million or 8.8% to $329.9 million at September 30, 2001 from $303.2 million at December 31, 2000. Total net loans and loans held for sale increased by $21.7 million or 9.8% to $243.6 million or 73.8% of total assets at September 30, 2001 as compared to $221.9 million or 73.2% of total assets at December 31, 2000. Cash and cash equivalents, including Federal funds sold, increased approximately $8.0 million or 69.9% to $19.4 million at September 30, 2001 from $11.4 million at December 31, 2000.

Securities available for sale decreased from $56.6 million at December 31, 2000 to $52.4 million at September 30, 2001, a $4.3 million or 7.5% decrease. Securities maturing have not been replaced dollar for dollar and some securities have been sold in order to fund the increasing loan demand and our decision to hold in portfolio loans available for sale.

Deposits increased $20.6 million or 7.9% to $279.3 million at September 30, 2001 from $258.7 million at December 31, 2000. Total borrowings increased $3.3 million to $9.7 million at September 30, 2001 from $6.4 million at December 31, 2000. The increase was in borrowing from the Federal Home Loan Bank under existing lines of credit to fund loan demand.

Loan Portfolio. Union's loan portfolio (including loans held for sale) primarily consists of adjustable- and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. As of September 30, 2001, Union's loan portfolio totaled $246.7 million, or 74.8%, of assets, of which $121.9 million, or 49.4% of gross loans, consisted of residential mortgages and construction loans, and $75.2 million, or 30.5%, of total loans consisted of commercial real estate loans. As of such date, Union's loan portfolio also included $25.7 million of commercial loans, $10.9 million of municipal loans, and $13.0 million of consumer loans representing, in order, 10.4%, 4.4% and 5.3% of total loans outstanding on September 30, 2001.

The following table shows information on the composition of Union's loan portfolio as of September 30, 2001 and December 31, 2000:


                                                September 30,    December 31,
Loan Type                                            2001            2000
---------                                       -----------------------------

Real Estate                                       $114,108         $104,417
Commercial real estate                              71,673           66,186
Commercial                                          25,386           18,214
Consumer                                            12,951           14,628
Municipal loans                                     10,924           12,448
Loans held for sale                                 11,650            9,153
                                                  -------------------------
      Total loans                                  246,692          225,046

Deduct:
  Allowance for loan losses                          2,794            2,863
  Net deferred loan fees, premiums & discounts         264              250
                                                  -------------------------
                                                     3,058            3,113
                                                  -------------------------




                                                  $243,634         $221,933
                                                  =========================


Union originates and sells residential mortgages into the secondary market, with most such sales made to the Federal Home Loan Mortgage Corporation (FHLMC). Union services a $168.7 million residential mortgage portfolio, approximately $46.7 million of which is serviced for unaffiliated third parties at September 30, 2001. Additionally, Union originates commercial loans under various SBA programs that provide an agency guarantee for a portion of the loan amount. Union will sometimes sell the guaranteed portion of the loan to other financial concerns and will retain servicing rights, which generates fee income. Union capitalizes mortgage servicing rights on these fees and recognizes gains and losses on the sale of the principal portion of these notes as they occur. As of September 30, 2001, Union serviced $7.7 million of commercial and commercial real estate loans for unaffiliated third parties.

An increase of $9.7 million or 9.3% in residential real estate loans, an increase of $7.2 million or 39.4% in commercial loans and a $5.5 million or 8.3% increase in commercial real estate loans was partially offset by a $1.7 million or 11.5% decrease in consumer loans and a decrease in municipal loans outstanding of $1.5 million or 12.2%. Loans held for sale increased $2.5 million or 27.3%.

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

Union had loans on nonaccrual status totaling $2.1 million at September 30, 2001, $1.5 million at December 31, 2000 and $1.5 million at September 30, 2000. The increase in non-accrual loans between year-end and September 30, 2001 is mainly due to four commercial loan customers whose properties are in the process of foreclosure by Union. Interest income not recognized on such loans amounted to approximately $472 thousand and $228 thousand as of September 30, 2001 and 2000, respectively and $289 thousand as of December 31, 2000.

Union had $2.2 million and $1.5 million in loans past due 90 days or more and still accruing at September 30, 2001 and December 31, 2000, respectively. At September 30, 2001, Union had internally classified certain loans totaling $795 thousand. In management's view, such loans represent a higher degree of risk and could become nonperforming loans in the future. While still on a performing status, in accordance with Union's credit policy, loans are internally classified when a review indicates any of the following conditions making the likelihood of collection highly questionable:

*     the financial condition of the borrower is unsatisfactory;
*     repayment terms have not been met;
* the borrower has sustained losses that are sizable, either in absolute terms or relative to net worth;
*     confidence is diminished;
*     loan covenants have been violated;
*     collateral is inadequate; or
*     other unfavorable factors are present.

At September 30, 2000, Union had acquired by foreclosure or through repossession real estate worth $78,000, consisting of two commercial properties.

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

The following table reflects activity in the allowance for loan losses for the quarter and nine months ended September 30, 2001 and 2000:


                                      Quarter Ended, September 30,    9 Months Ended, September 30,
                                      ----------------------------    -----------------------------
                                          2001            2000            2001            2000
                                      -------------------------------------------------------------
                                                          (dollars in thousands)

Balance at the beginning of period       $2,770          $2,934          $2,863          $2,870
Charge-offs:
  Real Estate                                 8               0              39               0
  Commercial                                 20             110             191             126
  Consumer and other                         51              39             119             163
                                         ------------------------------------------------------
      Total charge-offs                      79             149             349             289
                                         ------------------------------------------------------

Recoveries:
  Real Estate                                 0               0               1               1
  Commercial                                  1               3              18              32
  Consumer and other                         16              17              62              66
                                         ------------------------------------------------------
      Total recoveries                       17              20              81              99
                                         ------------------------------------------------------

Net charge-offs                             (62)           (129)           (268)           (190)
Provision for loan losses                    86              63             199             188
                                         ------------------------------------------------------
Balance at end of period                 $2,794          $2,868          $2,794          $2,868
                                         ======================================================


The following table shows the breakdown of Union's allowance for loan loss by category of loan and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:


                                 September 30,         December 31,
                                     2001                 2000
                               -----------------    -----------------
                                       (dollars in thousands)
                               Amount    Percent    Amount    Percent
                               --------------------------------------

Real Estate
  Residential                  $  646     40.1%     $  595     40.5%
  Commercial                    1,313     33.2%      1,193     32.3%
  Construction                    126      5.1%        102      4.5%
Other Loans
  Commercial                      408      9.3%        401      9.1%
  Consumer installment            265      5.1%        319      6.5%
  Home equity loans                30      1.6%         31      1.8%
  Municipal, Other and
   Unallocated                      6      5.6%        222      5.3%
                               ------------------------------------
      Total                    $2,794    100.0%     $2,863    100.0%
                               ====================================
Ratio of Net Charge Offs to
 Average Loans (1)                         0.15%                0.12%
                                         ------               ------

Ratio of Allowance for Loan
 Losses to Average Loans                   1.21%                1.34%
                                         ------               ------




--------------------
<F1>  Annualized

Investment Activities At September 30, 2001, the reported value of investment securities available-for-sale was $52.4 million or 15.9% of its assets. Union had no securities classified as held-to-maturity or trading securities. The reported value of securities available-for-sale at September 30, 2001, reflects a positive valuation adjustment of $1.3 million. The offset of this adjustment, net of income tax effect, was a $879 thousand increase in Union's other comprehensive income component of shareholders' equity and a decrease in net deferred tax assets of $453 thousand.

Deposits. The following table shows information concerning Union's deposits by account type, and the weighted average nominal rates at which interest was paid on such deposits as of September 30, 2001 and December 31, 2000:


                                   Nine Months Ended, September 30        Year Ended December 31,
                                                2001                               2000
                                   -------------------------------    -------------------------------
                                                         (dollars in thousands)
                                               Percent                            Percent
                                   Average     Of Total    Average    Average     of Total    Average
                                   Amount      Deposits     Rate      Amount      Deposits     Rate
                                   ------------------------------------------------------------------

Non-certificate deposits:
  Demand deposits                  $ 34,394     12.95%                $ 32,906     12.81%
  Now accounts                       34,985     13.17%      1.73%       34,383     13.39%      2.04%
  Money Markets                      54,963     20.69%      3.87%       53,770     20.94%      4.45%
  Savings                            35,283     13.29%      2.28%       37,153     14.47%      2.72%
                                   ------------------                 ------------------
Total non-certificate deposits:     159,625     60.10%                 158,212     61.61%
                                   ------------------                 ------------------
Certificates of deposit:
  Less than $100,000                 77,108     29.03%      5.25%       75,483     29.40%      5.29%
  $100,000 and over                  28,857     10.87%      5.74%       23,088      8.99%      5.89%
                                   ------------------                 ------------------
Total certificates of deposit       105,965     39.90%                  98,571     38.39%
                                   ------------------                 ------------------
Total deposits                     $265,590    100.00%      3.48%     $256,783    100.00%      3.68%
                                   ================================================================


The following table sets forth information regarding the amounts of Union's certificates of deposit in amounts of $100,000 or more at September 30, 2001 and December 31, 2000 that mature during the periods indicated:


                   September 30, 2001    December 31, 2000
                   ---------------------------------------
                           (dollars in thousands)

Within 3 months          $ 8,030              $ 6,757
3 to 6 months              4,584               11,259
6 to 12 months            11,335                4,439
Over 12 months             6,208                3,739
                         ----------------------------
                         $30,157              $26,194
                         ============================


Borrowings. Borrowings from the Federal Home Loan Bank of Boston were $9.7 million at September 30, 2001 at a weighted average rate of 5.67%. Borrowings from the Federal Home Loan Bank of Boston were $6.4 million at December 31, 2000 at a weighted average rate of 6.60%. The change between year end 2000 and the end of the third quarter of 2001 is a net increase of $3.3 million in borrowing to fund loan demand.

Other Financial Considerations

Market Risk and Asset and Liability Management. Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. Union's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. Union does not have any market risk sensitive instruments acquired for trading purposes. Union attempts to structure its balance sheet to maximize net interest income while controlling its exposure to interest rate risks. Union's Asset/Liability Committee formulates strategies to manage interest rate risk by evaluating the impact on earnings and capital of such factors as current interest rate forecasts and economic indicators, potential changes in such forecasts and indicators, liquidity, and various business strategies. Union's Asset/Liability Committee's methods for evaluating interest rate risk include an analysis of Union's interest-rate sensitivity "gap", which provides a static analysis of the maturity and repricing characteristics of Union's entire balance sheet, and a simulation analysis, which calculates projected net interest income based on alternative balance sheet and interest rate scenarios, including "rate shock" scenarios involving immediate substantial increases or decreases in market rates of interest.

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

Our interest rate sensitivity analysis (simulation) as of December 2000 for a flat rate environment projected a Net Interest Income of $11.7 million for the first nine months of 2001 compared to actual results of $10.9 million in a falling rate environment, or a 4.2% difference. Union had anticipated a decrease in our net interest margin to $10.8 million in a 300 basis point falling rate environment and since rates had dropped 350 basis points by the end of the third quarter, we were pleased the ALM strategies implemented during 2001 forestalled a more dramatic drop. Net income was projected to be $4.3 million in a flat rate environment and $3.7 million in a down 300 basis point environment compared to actual results of $3.6 million. The $627 thousand decrease in Net Income from projections is mainly due to the decrease in Net Interest Income. And, partially due to $47.8 thousand higher than anticipated employee insurance plan costs, $30.1 thousand increase in building rent and maintenance costs, $18.0 thousand cost increase in postage expense, $20.4 thousand increase in advertising outlays, $18.5 thousand increase in legal fees, $17.0 thousand unanticipated OREO expenses and Trust Department expenses higher than budgeted by $16.4 thousand. Return on Assets was projected to be 1.87% in a flat rate environment and 1.62% in a down 300 basis point environment and actual results were 1.55%. Return on Equity was projected to be 15.74% in a flat rate environment and 13.70% in a down 300 basis point environment compared to actual of 13.75%. The results of these ratios are based on lower net income as explained above exacerbated by higher average assets than had been anticipated.

The Company generally requires collateral or other security to support financial instruments with credit risk. As of September 30, 2001, the contract or notional amount of financial instruments whose contract amount represents credit risk were as follows:


Commitments to extend credit                                  $24,448,000
                                                              -----------
Standby letters of credit and commercial letters of credit    $ 1,173,000
                                                              -----------
Credit Card arrangements                                      $ 2,006,000
                                                              -----------
Home Equity Lines of Credit                                   $ 3,585,000
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

The following tables show Union's rate sensitivity analysis as of September 30, 2001:


                                                                       September 30, 2001
                                                                   Cumulative repriced within
                                              3 Months    4 to 12     1 to 3      3 to 5      Over 5
                                              or Less     Months      Years       Years       Total         Total
                                              --------------------------------------------------------------------
                                                            (dollars in thousands, by repricing date)

Interest sensitive assets:
  Federal Funds Sold                          $ 7,398     $     0     $     0     $     0     $     0     $  7,398
  Interest bearing deposits                       297       1,565       1,275         387           0        3,524
  Investments available for sale (1)            3,504       6,944      12,184       9,271      19,600       51,503
  FHLB Stock                                        0           0           0           0       1,064        1,064
  Loans (fixed and
   adjustable rate)                            73,365      40,486      41,489      34,541      56,811      246,692
                                              --------------------------------------------------------------------
      Total interest sensitive assets         $84,564     $48,995     $54,948     $44,199     $77,475     $310,181
                                              --------------------------------------------------------------------

Interest sensitive liabilities:
  Certificates of deposit                     $31,408     $50,566     $19,664     $ 4,439     $     2     $106,079
  Money markets                                12,428           0           0           0      46,480       58,908
  Regular savings                               4,448           0           0           0      32,755       37,203
  Now accounts                                 27,202           0           0           0      10,616       37,818
  Borrowed funds                                  723       2,677       4,365       1,959           0        9,724
                                              --------------------------------------------------------------------
      Total interest sensitive liabilities    $76,209     $53,243     $24,029     $ 6,398     $89,853     $249,732
                                              --------------------------------------------------------------------

Net interest rate sensitivity gap               8,355      (4,248)     30,919      37,801     (12,378)      60,449
Cumulative net interest rate
 sensitivity gap                                8,355       4,107      35,026      72,827      60,449
Cumulative net interest rate
 sensitivity gap as a
 percentage of total assets                      2.53%       1.24%      10.62%      22.08%      18.32%
Cumulative interest sensitivity gap
 as a percentage of total
 interest-earning assets                         2.69%       1.32%      11.29%      23.48%      19.49%
Cumulative net interest earning
 assets as a percentage of
 cumulative interest-bearing
 liabilities                                     3.34%       1.64%      14.03%      29.16%      24.21%

--------------------
<F1>  Investments available for sale exclude marketable equity securities with a fair value of $876,000 that may be sold by Union at any time.


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

The following chart reflects the results of our latest simulation analysis for each of the next three year ends on Net Interest Income, Net Income, Return on Assets, Return on Equity and Capital Value. The projection utilizes a rate shock of 300 basis points from the current prime rate of 6.0%, this is the highest internal slope monitored and shows the best and worse scenarios analyzed. This slope range was determined to be the most relevant during this economic cycle.

                           UNION BANKSHARES, INC.
                  INTEREST RATE SENSITIVITY ANALYSIS MATRIX
                             SEPTEMBER 30, 2001
                               (in thousands)


                                                            Return    Return
                                                              on        on
    Year       Prime    Net Interest    Change      Net     Assets    Equity    Capital    Change
   Ending      Rate        Income          %      Income       %         %       Value        %
-------------------------------------------------------------------------------------------------

December-01    9.00       14,339         1.07     4,950     1.56      13.87     28,312     (38.38)
               6.00       14,187         0.00     4,850     1.53      13.60     45,948      00.00
               3.00       14,072         (.81)    4,775     1.51      13.40     64,845      41.13

December-02    9.00       19,080        10.63     7,779     2.26      20.12     17,956     (63.83)
               6.00       17,199         0.00     6,526     1.90      17.18     49,637      00.00
               3.00       15,228       (11.13)    5,215     1.52      13.98     87,924      77.13


Liquidity. Liquidity is a measurement of Union's ability to meet potential cash requirements, including ongoing commitments to fund deposit withdrawals, repay borrowings, fund investment and lending activities, and for other general business purposes. Union's principal sources of funds are deposits, amortization and prepayment of loans and securities, maturities of investment securities and other short-term investments, sales of securities available-for-sale, and earnings and funds provided from operations. In addition, as members of the FHLB, Union's subsidiaries have access to preapproved lines of credit up to 2% of total assets.

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

Union's management monitors current and projected cash flows and adjusts positions as necessary to maintain adequate levels of liquidity. Although approximately 76.7% of Union's certificates of deposit will mature within twelve months, management believes, based upon past experience, that Union will retain a substantial portion of these deposits. Management will continue to offer a competitive but prudent pricing strategy to facilitate retention of such deposits. Any reduction in total deposits could be offset by purchases of federal funds, short-term FHLB borrowings, or liquidation of investment securities or loans held for sale. Such steps could result in an increase in Union's cost of funds and adversely impact the net interest margin.

Regulatory Capital Requirements.: Union Bank and Citizens (the Banks) are subject to various regulatory capital requirements administered by the federal banking agencies. Management believes, as of September 30, 2001 that the Banks meet all capital adequacy requirements to which they are subject.

As of September 30, 2001, the most recent notification from the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed either Bank's category.

The Banks' actual capital amounts (000's omitted) and ratios are presented in the table:


                                                                                          Minimums
                                                                                         To Be Well
                                                                     Minimums        Capitalized Under
                                                                   For Capital       Prompt Corrective
                                                  Actual           Requirements      Action Provisions
                                            -----------------    ----------------    -----------------
                                            Amount     Ratio     Amount     Ratio    Amount     Ratio
                                            ----------------------------------------------------------

As of September 30, 2001:
  Total capital to risk weighted assets
    Union Bank                              $26,916    17.09%    $12,600    8.0%     $15,750    10.0%
    Citizens                                 11,960    16.62%      5,757    8.0%       7,196    10.0%

  Tier I capital to risk weighted assets
    Union Bank                              $25,026    15.89%    $ 6,300    4.0%     $ 9,450     6.0%
    Citizens                                 11,059    15.37%      2,878    4.0%       4,317     6.0%

  Tier I capital to average assets
    Union Bank                              $25,026    11.34%    $ 8,828    4.0%     $11,034     5.0%
    Citizens                                 11,059    10.78%      4,104    4.0%       5,129     5.0%


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

PART II  OTHER INFORMATION


ITEM 6:  EXHIBITS AND REPORTS IN FORM 10-Q

A.    Exhibits.
      27 - Financial Data Schedule
B.    Current Reports on Form 8-K:
      Report to Shareholders on Third Quarter Results filed on October 18, 2001 Press Release announcing declaration of a third quarter dividend filed on October 11, 2001
      Press Release announcing an increase in third quarter earnings and a dividend filed on October 11, 2001
      Press Release announcing a stock repurchase program filed on October 18, 2001

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2001                      Union Bankshares, Inc.

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