Form 10-K
period 2001-12-31
UNION BANKSHARES INC
filed 2002-04-01
CIK 706863

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-K

          (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001    Commission file number 000-28449

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

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the last known trade price March 15, 2002 was $41,314,207. For purposes of this calculation, all directors and executive officers of the Registrant are assumed to be affiliates. Such assumptions, however, shall not be deemed to be an admission of such status as to any such individual.

As of March 15, 2002, there were 3,027,557 shares of the registrant's $2 par value common stock issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Specifically designated portions of the following documents, are incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

                                  Document                            Part
                                  --------                            ----

Annual Report to Shareholders for the year ended December 31, 2001    I, II
Proxy Statement for the 2002 Annual Meeting of Shareholders             III

                           UNION BANKSHARES, INC.
                              Table of Contents

Part I
Item 1  -- Business                                                         3
Item 2  -- Properties                                                       8
Item 3  -- Legal Proceedings                                                8
Item 4  -- Submission of Matters to a Vote of Security Holders              8

Part II
Item 5  -- Market for Registrant's Common Equity and Related Stockholder
           Matters*                                                         8
Item 6  -- Selected Financial Data                                          9
Item 7  -- Management's Discussion and Analysis of Financial Condition
           and Results of Operations*                                      10
Item 7A -- Quantitative and Qualitative Disclosures about Market Risk*     10
Item 8  -- Financial Statements and Supplementary Data*                    10
Item 9  -- Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosures                                       10

Part III
Item 10 -- Directors and Executive Officers of Registrant**                10
Item 11 -- Executive Compensation**                                        11
Item 12 -- Security Ownership of Certain Beneficial Owners and
           Management**                                                    11
Item 13 -- Certain Relationships and Related Party Transactions**          11

Part IV
Item 14 -- Exhibits, Financial Statement Schedules and Reports on
           Form 8-K                                                        11

Signatures                                                                 13

--------------------
* The information required by Part II, Items 5,7, 7A and 10 is incorporated herein by reference from the 2001 Annual Report to Shareholders
** The information required by Part III is incorporated herein by reference from Union's Proxy Statement for the Annual Meeting of Shareholders to be held on May 15 , 2002.

Part I-Item 1 Business

General: Union Bankshares, Inc. (Union or the Company) is a two-bank holding company whose subsidiaries are Citizens Savings Bank & Trust Co. (Citizens) and Union Bank. It was incorporated in the State of Vermont in 1982. Citizens Savings Bank and Trust Company was chartered under Vermont law in 1887 as a State bank and is headquartered in St. Johnsbury, Vermont. Citizens became a wholly owned subsidiary of Union on November 30, 1999 through a transaction accounted for as a pooling of interests but kept its separate name and banking franchise. Union Bank was organized and chartered as a State bank in 1891 and became a wholly owned subsidiary of Union in 1982 upon its formation. Union and Union Bank are headquartered in Morrisville, Vermont.

Union has two definable segments that are Citizens Savings Bank & Trust Co. and Union Bank which both generally operate in the same line of business, commercial banking, and in the same geographic and economic environments in Northern Vermont. Citizens Savings Bank & Trust Co. has 49 full time equivalent employees while Union Bank has 98. Union, itself, does not have any paid employees.

Union's income is derived principally from interest on loans and earnings on other investments. Its primary expenses arise from interest paid on deposits and borrowings and general overhead expenses. The consolidated assets of Union have grown from $ 273 million to $ 337 million over the last five years or 23.5 % while our total consolidated deposits have grown from $ 239 million to $ 286 million or 19.4 % during that same period. Please refer to our schedule of Selected Financial Data, which has been restated for all periods for the pooling of interest acquisition of Citizens, see Item 6 of this annual report for further details.

The deposits of both banks are insured by the Bank Insurance Fund of the FDIC up to legal limits (generally $100,000 per depositor).

In addition to its commercial banking business, Citizens offers a full line of personal trust services to its customers. Previously Union Bank operated its own trust department, but those operations were transferred to Citizens in late 2000. Assets held in fiduciary capacity by Citizens' trust department are not included in Union's consolidated balance sheet for financial reporting purposes other than trust cash on deposit.

Competition: Union and its two subsidiaries face substantial competition for loans and deposits in their market area from local commercial banks, savings banks, credit unions, and financial services affiliates of bank holding companies, as well as from national financial service providers such as mutual funds, brokerage houses, consumer finance companies and internet banks. Union anticipates continued strong competition from such financial institutions in the foreseeable future. Within Union's market area are branches of several commercial and savings banks that are substantially larger than Union. Both the subsidiary banks focus on their community banking niche and on providing convenient hours and modes of delivery to provide outstanding customer service. Union competes for checking, savings, money market accounts and other deposits by offering depositors competitive rates, personal service, local area expertise, convenient locations and access, and an array of financial services and products.

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

Union competes through Citizens for personal trust business with trust companies, commercial banks having trust departments, investment advisory firms, brokerage firms, mutual funds and insurance companies.

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

The competitive environment for financial institutions has undergone significant change in recent years and that trend is likely to continue in light of changes in applicable law (see "Financial Services Modernization" below) which permit the integration of the historically separate banking, insurance and securities industries. Change is also occurring due to rapid technological advances which increasingly permit the delivery of financial products and services without the need for a physical presence in the market area served and which also are likely to diminish the importance of financial intermediaries, such as banks, in the transfer of funds between parties.

Regulation and Supervision: As Vermont-chartered commercial banks, each subsidiary is subject to regulation, examination, and supervision by the Vermont Banking Department and the FDIC. Regular examinations of Union Bank and Citizens by the Vermont Banking Department and the FDIC include examination of the banks' financial condition and operations, including but not limited to their capital adequacy, loan reserves, loans, investments, earnings, liquidity, compliance with laws and regulations, record of performance under the federal Community Reinvestment Act of 1997 ("CRA"), and the performance of their management. In addition Union, as a bank holding company, is subject to regulation, examination and supervision by the Federal Reserve Board. The regulations of these authorities govern certain of the operations of Union and its subsidiaries. The following discussion summarizes the material aspects of various federal and state banking laws and regulations that apply to Union, Citizens, and Union Bank:

Bank Holding Company Acquisitions and Activities. As a bank holding company, Union is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). Under the BHC Act, the activities of bank holding companies, such as Union, and those of companies that they control, such as Union Bank and Citizens, or in which they hold more than 5% of the voting stock, are limited to banking, managing or controlling banks, furnishing services to or performing services for their subsidiaries, or certain activities that the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. As described below, a bank holding company that has elected to become a "financial holding company" under the federal Gramm-Leach-Bliley Financial Modernization Act of 1999 ("Gramm-Leach-Bliley Act") may engage in certain additional activities. Bank holding companies such as Union that have not elected to become financial holding companies, are required to obtain the prior approval of the Federal Reserve Board to engage in any new activity or to acquire more than 5% of any class of voting stock of any bank or other company.

The Federal Reserve Board has authority to issue cease and desist orders to prevent or terminate unsafe or unsound banking practices or violations of law or regulations and to assess civil money penalties against bank holding companies and their subsidiaries and other affiliates. The Federal Reserve Board also has the authority to remove officers, directors and other institution-affiliated parties.

Financial Services Modernization. The Gramm-Leach-Bliley Act permits eligible bank holding companies to elect to become financial holding companies and thereby engage in a broader range of activities than is permitted to bank holding companies generally. Under the Gramm-Leach-Bliley Act, a financial holding company may engage in activities that are "financial in nature," which includes securities underwriting, dealing and market making, sponsoring mutual funds and investment companies, insurance underwriting, merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, or incident or complementary to such financial activities, provided that such activities do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Gramm-Leach-Bliley Act effectively permits the integration, under a financial holding company umbrella, of firms engaged in banking, insurance and securities activities, and preempts state laws that purport to limit or prohibit such affiliations. No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in permitted activities.

In order to become a financial holding company, all of the bank holding company's bank subsidiaries must be well-capitalized and well-managed under applicable regulatory guidelines, and each of such banks must have been rated "Satisfactory" or better in its most recent evaluation under the federal CRA. Once a bank holding company has elected to be treated as a financial holding company, it may face significant consequences if it subsequently fails to meet one or more of the criteria for eligibility. For example, it may be required to enter into an agreement with the Federal Reserve Board imposing limitations on its operations and requiring divestitures. In addition, the need to maintain eligibility could hamper a financial holding company's ability to expand or to acquire financial institutions that do not meet the required criteria.

As of March 15, 2002, Union has not elected to become a financial holding company.

Source of Strength. Under Federal Reserve Board policy, bank holding companies, such as Union, are expected to act as a source of financial strength to their subsidiary banks, such as Union Bank and Citizens, and to commit resources to support them. This support may be called for at times when a bank holding company may not have the required resources to do so.

Interstate Banking. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 permits bank holding companies to acquire banks based outside their home states, generally without regard to whether the state's law would permit the acquisition. The Act also authorizes banks to merge across state lines thereby creating interstate branches. In addition, the Act permits banks to acquire existing interstate branches (short of merger) or to establish new interstate branches. States were given the right, exercisable before June 1, 1997, to prohibit altogether or impose certain limitations on, interstate mergers and the acquisition or establishment of interstate branches. None of the states contiguous to Vermont (New Hampshire, New York and Massachusetts) has in effect any statute which would substantially impede the ability of a Vermont bank to acquire or create interstate branches directly or through an interstate merger. Similarly, Vermont law does not limit the ability of out-of-state banks to acquire or create branches in Vermont. Although interstate banking and branching may result in increased competitive pressures in the markets in which Union operates, interstate branching may present competitive opportunities for locally-owned and managed banks, such as Union Bank and Citizens, that are familiar with the local markets and that emphasize personal service and prompt, local decision-making.

Affiliate Restrictions. Bank holding companies and their affiliates are subject to certain restrictions under the Federal Reserve Act in their dealings with each other, such as in connection with extensions of credit, transfers of assets, and purchase of services among affiliated parties. Generally, loans or extensions of credit, investments or purchases of assets by a subsidiary bank from a bank holding company or its affiliates are limited to 10% of the bank's capital and surplus with respect to each affiliate and to 20% in the aggregate for all affiliates, and borrowings are also subject to certain collateral requirements. These transactions, as well as other transactions between a subsidiary bank and its holding company or other affiliates must generally be on arms-length terms, that is, on terms comparable to those involving nonaffiliated companies. Further, under the Federal Reserve Act and Federal Reserve Board regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in-arrangements in connection with extensions of credit or furnishing of property or services to third parties. Union, Union Bank and Citizens are subject to these restrictions in their intercompany transactions.

Banks. The various laws and regulations applicable to Citizens and Union that are administered by the FDIC and the Vermont Banking Commissioner affect the banks' corporate practices, such as payment of dividends, incurring of debt and acquisition of financial institutions and other companies. These laws also affect their business practices, such as payment of interest on deposits, the charging of interest on loans, privacy issues and the location of offices. There are no outstanding regulatory orders resulting from regulatory examinations of Union, Union Bank or Citizens.

Dividend Limitations. As a holding company, Union's ability to pay dividends to its shareholders is largely dependent on the ability of its subsidiaries to pay dividends to it. Payment of dividends by Vermont-chartered banks, such as Union Bank and Citizens, is subject to applicable state and federal laws. Under Vermont banking laws, a Vermont-chartered bank may not authorize dividends or other distributions that reduce the bank's capital below any required amount of capital required in the bank's Certificate of General Good or under any capital or surplus standards established by the Vermont Banking Commissioner. Union Bank and Citizens do not have any capital restrictions in their Certificates of General Good and, to date, the Vermont Banking Commissioner has not adopted capital or surplus standards. Nevertheless, the capital standards established by the FDIC, described below under "Capital Requirements," apply to both Union Bank and Citizens, and the capital standards of the Federal Reserve Board apply to Union on a consolidated basis. In addition, the Federal Reserve Board, the FDIC and the

Vermont Banking Commissioner are authorized under applicable federal and state laws to prohibit payment of dividends that they determine would be an unsafe or unsound practice. Payment of dividends that deplete the capital of a bank or a bank holding company, or render it illiquid, could be found to be an unsafe or unsound practice.

Capital Requirements. The Federal Reserve Board, the FDIC and other federal banking regulators have issued substantially similar risk-based and leverage capital guidelines for United States Banking organizations. Those regulatory agencies are also authorized to require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The Federal Reserve Board's risk-based capital guidelines define a three-tier capital framework and specify three relevant capital ratios: Tier 1 Capital Ratio, a Total Capital Ratio and a "Leverage Ratio." Tier 1 Capital consists of common and qualifying preferred shareholders' equity, less certain intangibles and other adjustments. The remainder (Tier 2 and Tier 3 Capital) consists of subordinate and other qualifying debt, preferred stock that does not qualify as Tier 1 Capital, and the allowance for loan losses up to 1.25% of risk-weighted assets.

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

The Federal Reserve Board's capital adequacy guidelines generally provide that bank holding companies with a ratio of intangible assets to tangible Tier 1 Capital in excess of 25% will be subject to close scrutiny for certain purposes, including the Federal Reserve Board's evaluation of acquisition proposals. Union does not have a material amount of intangibles in its capital base, nor was any intangible goodwill created as a result of its acquisition of Citizens in 1999, which was accomplished through a merger transaction accounted for as a pooling of interests.

Prompt Corrective Action. At December 31, 2001, Union's consolidated Total and Tier I Risk-Based Capital Ratios were 17.43% and 16.16%, respectively, and its Leverage Capital Ratio was 11.06%, and is considered well-capitalized under the above regulatory guidelines. In addition, both Union Bank and Citizens are considered well-capitalized under such guidelines.

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

Community Reinvestment Act (CRA). Union Bank and Citizens are subject to the federal CRA, which requires banks to demonstrate their commitment to serving the credit needs of low and moderate income residents of their communities. Both banks participate in a variety of direct and indirect lending programs and other investments for the benefit of the low and moderate income residents in our communities. The FDIC conducts examinations of insured banks' compliance with CRA requirements and rates such institutions as "Outstanding," "Satisfactory," "Needs to Improve," and "Substantial Non-Compliance." Failure of an institution to receive at least a "Satisfactory" CRA rating could adversely affect its ability to undertake certain activities, such as acquisitions of other financial institutions, which require regulatory approval based, in part, on the institution's record of CRA compliance. In addition, failure of a bank subsidiary to receive at least a "Satisfactory" rating would disqualify a bank holding company from eligibility to become or remain a financial holding company under the Gramm-Leach-Bliley Act. (See "Financial Services Modernization" above.) At their last CRA compliance examinations by the FDIC, Union Bank received a rating of "Outstanding" and Citizens received a rating of "Satisfactory."

Deposit Insurance Premium Assessments. Under applicable federal laws and regulations, deposit insurance premium assessments to the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") are based on a supervisory risk rating system, with the most favorably rated institutions paying the lowest premiums. The deposits of Union Bank and Citizens are insured under the BIF. As "well capitalized" institutions, both banks are presently in the most favorable deposit insurance assessment category, and pay the minimum deposit premium assessment.

FDICIA Cross-Guarantees. Under the cross-guarantee provisions of FDICIA, in some circumstances in the event of a loss suffered or anticipated by the FDIC-either as a result of a bank's insolvency or FDIC assistance provided to a bank in danger of default-the FDIC may assess the other banks in the same holding company family to recoup its losses to the deposit insurance fund.

Brokered Deposits. The FDICIA restricts the ability of an FDIC-insured bank to accept brokered deposits unless it is a well-capitalized institution under FDICIA's prompt corrective action guidelines. Although eligible to do so, neither Union Bank nor Citizens has accepted any brokered deposits.

Consumer Protection Laws. In connection with their lending activities, both Union Bank and Citizens are subject to a variety of federal and state laws designed to protect borrowers and to promote lending to various sectors of the economy and population. In addition to the provisions of the CRA (discussed above), Union Bank and Citizens are subject to, among other laws, the federal Home Mortgage Disclosure Act, the federal Real Estate Settlement Procedures Act, the federal Truth-in-Lending Act, the federal and Vermont Equal Credit Opportunity Acts, and the federal and Vermont Fair Credit Reporting Acts.

Both Union Bank and Citizens are subject to the provisions of Title V of the Gramm-Leach-Bliley Act, which require them to notify their consumer customers of their information collection and sharing practices and restrict those practices in certain respects. In addition, both banks are subject to similar, but more restrictive, requirements of the Vermont Banking Department. Generally those Vermont requirements prohibit the disclosure of consumer information to nonaffiliated third parties without the express written consent of the consumer, except for disclosures permitted under specified regulatory exceptions.

The deposit taking activities of Union Bank and Citizens are subject to various federal and state requirements, including those mandating uniform disclosures to depositors with respect to rates of interest, fees and other terms of consumer deposit accounts, and with respect to their policies on the availability of deposited funds.

Bank Secrecy Act Compliance. Union Bank and Citizens are subject to federal laws establishing certain record keeping, customer identification, and reporting requirements with respect to large cash transactions, sales of travelers checks and other monetary instruments, and the international transfer of cash or monetary instruments. New provisions, designed to help combat international terrorism, were added in 2001 to the Bank Secrecy Act by the USA Patriot Act. These provisions impose due diligence standards on banks in opening correspondent accounts of foreign off-shore banks and banks in jurisdictions that have been found to fall significantly below international anti-money laundering standards. In addition, U.S. banks are prohibited from opening correspondent accounts for off-shore shell banks, defined as banks that have no physical presence and that are not part of a regulated and recognized banking company. The USA Patriot Act requires all financial institutions to adopt money laundering programs. In addition, the USA Patriot Act amended certain provisions of the federal Right to Financial Privacy Act to facilitate the access of law enforcement to bank customer records in connection with investigating international terrorism.

Part I-Item 2 Properties

As of December 31, 2001, Union's subsidiaries operated 12 community-banking locations all of which are in Lamoille or Caledonia counties of Vermont. Eight of these branch locations are Union Bank's and four are Citizens'. Citizens opened a loan production office in Littleton, New Hampshire in May of 2001. Together they also operate 24 automated teller machines (ATM's) in northern Vermont and Citizens plans to install an ATM at its Littleton, New Hampshire loan center later this year. The Company owns eight of its branch locations and leases the other branches and certain ATM premises from third parties under terms and conditions considered by management to be favorable to the Company.

Additional information relating to the Company's properties is set forth in
Note 7 to the consolidated financial statements and incorporated herein by reference.

Part I-Item 3 Legal Proceedings

There are no known pending legal proceedings to which Union or any of its subsidiaries is a party, or to which any of their properties is subject, other than ordinary litigation arising in the normal course of business activities. Although the amount of any ultimate liability with respect to such proceedings cannot be determined, in the opinion of management, based upon the opinion of counsel, any such liability will not have a material effect on the consolidated financial position of Union and its subsidiaries.

Part I-Item 4 Submission of Matters to a Vote of Security Holders

There was no submission of matters to a vote of security holders during the fourth quarter of 2001.

Part II-Item 5 Market for Registrant's Common Equity and Related
        Stockholder Matters

Please refer to page 55 of the Company's 2001 Annual Report to Shareholders, which page is incorporated herein by reference.

Part II-Item 6 Selected Financial Data


                                                   At or For The Years Ended December 31 (5)
                                           --------------------------------------------------------
                                             2001        2000        1999        1998        1997
                                           --------------------------------------------------------
                                                 (Dollars in thousands except per share data)

Balance Sheet Data:
  Total Assets                             $337,475    $303,394    $295,476    $290,129    $273,280
  Investment Securities                      49,613      56,642      60,441      58,585      45,900
  Loans, net of unearned income             250,943     224,796     209,353     202,468     201,918
  Allowance for loan losses                  (2,801)     (2,863)     (2,870)     (2,845)     (2,811)
  Total nonperforming loans                   4,864       4,398       4,123       2,407       4,161
  Total nonperforming assets                  6,160       4,514       4,150       2,932       4,829
  Other real estate owned                     1,296         116          27         525         668
  Deposits                                  285,722     258,737     257,593     248,919     239,229
  Borrowed funds                             10,344       6,382       2,872       6,084       1,636
  Stockholders' equity (1)                   37,215      35,157      32,220      31,762      29,023
Income Statement Data:
  Net interest and dividend income         $ 14,559    $ 14,249    $ 13,747    $ 13,374    $ 12,884
  Provision for loan losses                     320         250         359         400         425
  Noninterest income                          3,073       2,569       2,568       2,911       2,412
  Noninterest expense                        10,496       9,944      10,065       9,278       8,567
  Net income                                  4,832       4,800       4,075       4,551       4,355
Per Common Shara Data: (2)
  Net income (3)                           $   1.59    $   1.58    $   1.35    $   1.51    $   1.44
  Cash dividends paid                          1.06        0.98        0.90        0.82        0.75
  Book value (1)                              12.29       11.60       10.64       10.50        9.60
Selected Ratios:
  Return on average assets                     1.51%       1.61%       1.39%       1.65%       1.66%
  Return on average equity                    13.34%      14.54%      12.70%      14.95%      15.73%
  Dividend payout (4)                         66.67%      62.03%      66.67%      54.30%      52.08%
  Interest rate spread                         4.29%       4.40%       4.41%       4.61%       4.61%
  Net interest margin                          4.99%       5.19%       5.13%       5.34%       5.35%
  Operating expenses to average assets         3.29%       3.32%       3.42%       3.36%       3.26%
  Average interest earning assets to
   average interest bearing liabilities      122.11%     122.26%     121.58%     120.42%     121.11%
  Average Shareholders' equity
   to average assets                          11.35%      11.01%      10.92%      11.03%      10.52%
  Tier 1 leverage capital ratio               11.06%      11.74%      11.35%      10.87%      10.68%
  Tier 1 risk-based capital ratio             16.16%      16.27%      17.27%      16.24%      15.95%
  Total risk-based capital ratio              17.43%      17.62%      18.55%      17.57%      17.21%
Asset Quality Ratios:
  Non-performing loans to total loans          1.94%       1.96%       1.97%       1.19%       2.06%
  Non-performing assets to total assets        1.83%       1.49%       1.40%       1.01%       1.77%
  Allowance for loan losses
   to non-performing loans                    57.59%      65.10%      69.61%     118.20%      67.56%
  Allowance for loan losses
   to loans                                    1.12%       1.27%       1.37%       1.41%       1.39%

--------------------
<F1>  Stockholders' equity includes unrealized gains or losses, net of applicable income taxes, on investment securities classified as "available for sale."
<F2>  Adjusted to reflect a two-for-one stock split of Union's common stock, completed June 6, 1997 and effected in the form of a 100% stock dividend.
<F3>  Computed using the weighted average number of shares outstanding for the period.
<F4>  Cash dividend declared and paid per share for the holding company divided by consolidated net income per share.
<F5>  Restated for all periods presented to reflect the merger with
      Citizens accomplished through a merger transaction accounted for as a pooling of interest.

Part II-Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Please refer to pages 42 to 50 of the Company's 2001 Annual Report to Shareholders, which pages are incorporated herein by reference.

Part II-Item 7A Quantitative and Qualitative Disclosures About Market Risk

Please refer to pages 51 to 54 of the Company's 2001 Annual Report to Shareholders, which pages are incorporated herein by reference.

Part II-Item 8 Financial Statements and Supplementary Data

The consolidated balance sheets of Union Bankshares, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001, together with related notes and the opinion of Urbach Kahn & Werlin LLP, independent accountants, with respect to December 31, 2001 all as contained on pages 11 to 41 of the Company's 2001 Annual Report to Shareholders, are incorporated herein by reference. The opinion of the Company's former independent accountants, A.M. Peisch & Company, LLP, on the Company's audited consolidated financial statements for the years ended December 31, 2000 and 1999 is set forth in Part IV,
Item 14.A2 of this report and is incorporated herein by reference.

Part II-Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

a) On February 21, 2001, the audit committee of the Board of Directors recommended to and the Board of Directors approved dismissing A.M. Peisch & Company, independent accountants, after the Form 10-K report for December 31, 2000 was filed.

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

Part III-Item 10 Directors and Executive Officers of Registrant

The following information from the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders is hereby incorporated by reference.

Listing of the names, ages, principal occupations and business experience of the directors under the caption "PROPOSAL I: TO ELECT DIRECTORS"

Listing of the names, ages, titles and business experience of the executive officers under the caption "EXECUTIVE OFFICERS"

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 under the caption "SHARE OWNERSHIP INFORMATION -
Section 16(a) Beneficial Ownership Reporting Compliance"

Part III-Item 11 Executive Compensation

The following information from the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders is hereby incorporated by reference.

Information regarding compensation of directors under the caption "PROPOSAL
I: TO ELECT DIRECTORS - Directors' Compensation"

Information regarding executive compensation and benefit plans under the caption "EXECUTIVE OFFICERS - Executive Compensation and Benefit Plans"

Information regarding management interlocks and certain transactions under the caption "PROPOSAL I: TO ELECT DIRECTORS - Compensation Committee Interlocks and Insider Participation"

Information set forth under the caption "REPORT OF THE COMPENSATION COMMITTEE"

Part III-Item 12 Security Ownership of Certain Beneficial Owners and Management

The following information from the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders is hereby incorporated by reference.

Information regarding the share ownership of management and principal shareholders under the caption "SHARE OWNERSHIP INFORMATION - Share Ownership of Management and Principal holders"

Part III-Item 13 Certain Relationships and Related Party Transactions

The following information from the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders is hereby incorporated by reference.

Information regarding transactions with management under the caption "PROPOSAL I: TO ELECT DIRECTORS - Transactions with Management"

Part IV-Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K

A.    Documents Filed as Part of this Report:

      (1) The following consolidated financial statements, as included in the 2001 Annual Report to Shareholders, are incorporated herein by reference.

            1)    Consolidated Balance Sheets at December 31, 2001 and 2000
            2)    Consolidated Income Statements for the years ended
                  December 31, 2001, 2000 and 1999
            3)    Consolidated Statements of Changes in Stockholders'
                  Equity for the years ended December 31, 2001, 2000 and 1999
            4) Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

      (2)   Report of Former Accountant

                        INDEPENDENT AUDITOR'S REPORT


Board of Directors
Union Bankshares, Inc. and Subsidiaries
Morrisville, Vermont


We have audited the consolidated balance sheets of Union Bankshares, Inc. and Subsidiaries as of December 31, 2000 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with U. S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Union Bankshares, Inc. and Subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, in conformity with U. S. generally accepted accounting principles.

                                       /s/ A.M. Peisch & Company, LLP

January 12, 2001
St. Johnsbury, Vermont
VT Reg. No. 92-0000102

      (3) The following exhibits are either filed herewith as part of this report, or are incorporated herein by reference.

Item No:

 3.1 Amended and Restated Articles of Incorporation of Union Bankshares, Inc. (as of May 7, 1997), previously filed with the Commission as
        Exhibit 3.1 to the Company's Registration Statement on Form S-4 (#333-82709) and incorporated herein by reference.
 3.2 Amendment filed May 19, 1998 to Amended and Restated Articles of Association of Union Bankshares, Inc., adding new sections 8 and 9, previously filed with the Commission as Exhibit 3.1 to the Company's Registration Statement on Form S-4 (#333-82709) and incorporated herein by reference.
 3.3 Amendment filed November 24, 1999 to Amended and Restated Articles of Association of Union Bankshares, Inc. increasing the authorized common shares to 5,000,000, previously filed with the Commission on December 10, 1999 as Exhibit 3.3 to the Company's Current Report on Form 8-K 12g3, and incorporated herein by reference.
 3.4 Bylaws of Union Bankshares, Inc., as amended, previously filed with the Commission as Exhibit 3.1 to the Company's Registration Statement on Form S-4 (#333-82709) and incorporated herein by reference.
10.1 Stock Registration Agreement dated as of February 16, 1999, among Union Bankshares, Inc., Genevieve L. Hovey, individually and as Trustee of the Genevieve L. Hovey Trust (U.A. dated 8/22/89), and

        Franklin G. Hovey, II, individually, previously filed with the Commission as Exhibit 3.1 to the Company's Registration Statement on Form S-4 (#333-82709) and incorporated herein by reference.
10.2 1998 Incentive Stock Option Plan of Union Bankshares, Inc. and Subsidiary, previously filed with the Commission as Exhibit 3.1 to the Company's Registration Statement on Form S-4 (#333-82709) and incorporated herein by reference.*
10.3    Form of Union Bankshares, Inc. Deferred Compensation Plan and
        Agreement.*
10.4 Employment Agreement, dated December 10, 1998, between Citizens Savings Bank & Trust Company and Jerry S. Rowe, previously filed with the Commission as Exhibit 10.6 to the Company's 1999 Form 10-K and incorporated herein by reference.*
11 Statement re: Computation of per share earnings: See footnote 1 to the consolidated financial statements for details on earnings per share computations for 2001, 2000 and 1999
13 The following specifically designated portions of Union's 2001 Annual Report to Shareholders have been incorporated by reference in this Report on Form 10-K, is filed herewith: pages 11 to 54.
16 Letter from A.M. Peisch & Company, our former independent accountants, dated February 26, 2001, previously filed with the Commission as Exhibit 16 to Form 8-K filed on February 27, 2001 and incorporated herein by reference.
21      Subsidiaries of Union Bankshares, Inc.
            Union Bank, Morrisville, Vermont
            Citizens Savings Bank & Trust Company, St. Johnsbury, Vermont

      (3)   Reports on Form 8-K

            a) Form 8-K filed on October 11, 2001 to report third quarter and year-to-date earnings and the declaration of a dividend.
            b) Form 8-K filed on October 18, 2001 to report we mailed our internal, unaudited Third Quarter 2001 Report to our shareholders and to announce the implementation of a stock repurchase program.

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

Union Bankshares, Inc.
By: /s/ Kenneth D. Gibbons                   By: /s/ Marsha A. Mongeon
    ----------------------                       ---------------------
    Kenneth D. Gibbons                           Marsha A. Mongeon
    President and Chief Executive Officer        Treasurer and Chief Financial
                                                 Officer

Date: March 28, 2002
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Name                               Title                                      Date
---------------------------------------------------------------------------------------------

/s/ W. Arlen Smith          Director, Chairman of the Board                    March 28, 2002
------------------------
    W. Arlen Smith

/s/ Kenneth D. Gibbons      Director, President and Chief Executive Officer    March 28, 2002
------------------------    (Principal Executive Officer)
    Kenneth D. Gibbons

/s/ Marsha A. Mongeon       Treasurer and Chief Financial Officer              March 28, 2002
------------------------    (Principal Financial Officer)
    Marsha A. Mongeon

/s/ Cynthia D. Borck        Director and Vice President                        March 28, 2002
------------------------
    Cynthia D. Borck

/s/ William T. Costa Jr.    Director                                           March 28, 2002
------------------------
    William T. Costa Jr.

/s/ Franklin G. Hovey II    Director                                           March 28, 2002
------------------------
    Franklin G. Hovey II

/s/ Richard C. Marron       Director                                           March 28, 2002
------------------------
    Richard C. Marron

/s/ Robert P. Rollins       Director                                           March 28, 2002
------------------------
    Robert P. Rollins

/s/ Jerry S. Rowe           Director and Vice President                        March 28, 2002
------------------------
    Jerry S. Rowe

/s/ Richard C. Sargent      Director                                           March 28, 2002
------------------------
    Richard C. Sargent