Form 10-Q
period 2002-03-31
UNION BANKSHARES INC
filed 2002-05-15
CIK 706863

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



              For the quarterly period ending:  March 31, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 2002:
     Common Stock, $2 par value                   3,027,557 shares

                           UNION BANKSHARES, INC.
                              TABLE OF CONTENTS


PART 1  FINANCIAL INFORMATION

Financial Statements
  Union Bankshares, Inc.
  Consolidated Balance Sheets                                        3
  Consolidated Statements of Income - Year to Date                   4
  Consolidated Statement of Changes in Stockholders' Equity          5
  Consolidated Statements of Cash Flows                              6
Notes to Consolidated Financial Statements                           8

Management's Discussion and Analysis of Financial Condition and
 Results of Operations                                               9

PART II  OTHER INFORMATION

      Item 6  EXHIBITS AND REPORTS ON FORM 8-K                      22

Signatures                                                          22

Union Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)


                                                     March 31     December 31
(Dollars in Thousands)                                 2002          2001
                                                     --------     -----------

Assets
  Cash and due from banks                            $ 15,077      $ 13,926
  Federal funds sold and overnight deposits             4,380         7,630
                                                     ----------------------

      Cash and cash equivalents                        19,457        21,556

  Interest bearing deposits                             4,323         4,700
  Securities available-for-sale                        47,375        49,613
  Federal Home Loan Bank stock                          1,188         1,064
  Loans held for sale                                  19,334        16,333
  Loans                                               233,396       234,874
    Unearned net loan fees                               (262)         (263)
    Allowance for loan losses                          (2,834)       (2,801)
                                                     ----------------------
      Loans, net                                      230,300       231,810
                                                     ----------------------
  Accrued interest receivable                           2,006         2,037
  Premises and equipment, net                           4,523         4,156
  Other real estate owned, net                          1,418         1,296
  Other assets                                          4,924         4,910
                                                     ----------------------
      Total assets                                   $334,848      $337,475
                                                     ======================

Liabilities and Stockholders' equity:

Liabilities:
  Deposits:
    Non-interest bearing                             $ 37,024      $ 39,547
    Interest bearing                                  243,897       246,175
                                                     ----------------------
      Total deposits                                  280,921       285,722

  Borrowed funds                                       12,119        10,344
  Accrued interest and other liabilities                4,494         4,194
                                                     ----------------------
      Total liabilities                               297,534       300,260
                                                     ----------------------

Stockholders' equity:
  Common stock, $2 par value; 5,000,000
   shares authorized; 3,268,189 shares issued
   at 3/31/02 and 12/31/01                              6,536         6,536
  Paid-in capital                                         277           277
  Retained earnings                                    31,950        31,629
  Treasury stock at cost (240,632 shares at
   3/31/02 and 12/31/01)                               (1,722)       (1,722)
  Accumulated other comprehensive income                  273           495
                                                     ----------------------
      Total stockholders' equity                       37,314        37,215
                                                     ----------------------

      Total liabilities and stockholders' equity     $334,848      $337,475
                                                     ======================

See accompanying notes to unaudited financial statements

Union Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)


                                                        March 31      March 31
(Dollars in Thousands)                                    2002          2001
                                                        --------      --------

Interest income:
  Interest and fees on loans                            $   4,780     $   5,094
  Interest and dividends on investment
   securities                                                 672           825
  Interest on federal funds sold and
   overnight deposits                                          30            78
  Interest on interest bearing deposits                        54            26
                                                        -----------------------
                                                            5,536         6,023
                                                        -----------------------

Interest expense:
  Interest on deposits                                      1,623         2,414
  Interest on federal funds purchased                           1             2
  Interest on borrowed funds                                  131           111
                                                        -----------------------
                                                            1,755         2,527
                                                        -----------------------

      Net interest income                                   3,781         3,496
Provision for loan losses                                      90            56
                                                        -----------------------
Net interest income after provision for loan losses         3,691         3,440

Other income:
  Trust income                                                 67            87
  Service fees                                                584           550
  Loss on sale of securities                                   (3)           (2)
  Gain on sale of loans                                        27            73
  Other                                                        51            23
                                                        -----------------------
                                                              726           731
                                                        -----------------------

Other expenses:
  Salaries and wages                                        1,260         1,160
  Pension and employee benefits                               398           339
  Occupancy expense, net                                      161           165
  Equipment expense                                           198           212
  Other expenses                                              770           648
                                                        -----------------------
                                                            2,787         2,524
                                                        -----------------------

  Income before income tax expense                          1,630         1,647
Income tax expense                                            461           479
                                                        -----------------------

  Net income                                            $   1,169     $   1,168
                                                        =======================

Earnings per common share                               $     .39     $     .39
                                                        =======================

Weighted average number of common
 shares outstanding                                     3,027,557     3,029,729
                                                        =======================

Dividends declared per share                            $     .28     $     .26

See accompanying notes to unaudited financial statements

Union Bankshares, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)


                                                                                           Accumulated
                                                      Paid-in                                 Other            Total
                                           Common     Capital     Retained    Treasury    Comprehensive    Stockholders'
                                           Stock     & Surplus    Earnings     Stock      Income (Loss)       Equity
                                           ------    ---------    --------    --------    -------------    -------------
                                                                      (Dollars in Thousands)

Balance, December 31, 2001                 $6,536      $277       $31,629     $(1,722)        $ 495           $37,215

Net income                                      0         0         1,169           0             0             1,169
Change in net unrealized gain on
 securities available-for-sale, net of
 reclassification adjustment and tax
 effects                                        0         0             0           0          (222)             (222)
                                                                                                              -------

Comprehensive income                                                                                              947
                                                                                                              -------

Cash dividends declared
 ($.28 per share)                               0         0          (848)          0             0              (848)
                                           --------------------------------------------------------------------------

Balance, March 31, 2002                    $6,536      $277       $31,950     $(1,722)        $ 273           $37,314
                                           ==========================================================================

See accompanying notes to unaudited financial statements

Union Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(UNAUDITED)


                                                           March 31     March 31
(Dollars in Thousands)                                       2002         2001
                                                           --------     --------

Cash Flows From Operating Activities
  Net Income                                               $ 1,169      $ 1,168
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation                                               147          160
    Provision for loan losses                                   90           56
    Provision (credit) for deferred income taxes                70          (39)
    Net amortization on securities                              46           21
    Equity in losses of limited partnerships                    30           16
    Write-downs of other real estate owned                      41            0
    Decrease in unamortized loan fees                           (1)          (9)
    (Increase) decrease in loans held for sale              (2,974)         563
    Decrease in accrued interest receivable                     31          240
    Decrease in other assets                                    16           88
    Increase in income taxes                                   445          517
    (Decrease) increase in accrued interest payable           (100)         156
    Increase in other liabilities                                1           64
    Loss on securities                                           3            2
    Gain on sale of loans                                      (27)         (73)
    Loss on sale of OREO                                         0            1
    Loss on disposal of Fixed Assets                             1            1
                                                           --------------------
      Net cash provided (used) by operating activities      (1,012)       2,932

Cash Flows From Investing Activities
  Interest bearing deposits
    Maturities and redemptions                                 972           99
    Purchases                                                 (595)         (99)
  Securities available for sale
    Sales and Maturities                                     6,721       12,250
    Purchases                                               (4,869)      (5,969)
  Purchase of Federal Home Loan Bank Stock                    (124)         (19)
  (Increase) decrease in loans, net                          1,199       (2,172)
  Recoveries of loans charged off                               38           29
  Purchases of premises and equipment, net                    (515)        (112)
  Investments in limited partnerships                          (45)           0
  Proceeds from sale of OREO                                     0           19
  Proceeds from sale of repossessed property                     5            8
                                                           --------------------
      Net cash provided by investing activities              2,787        4,034




Cash Flows From Financing Activities
  Borrowings, net of repayments                              1,775        2,315
  Net decrease in noninterest bearing deposits              (2,523)      (3,652)
  Net (decrease) increase in interest bearing deposits      (2,278)       5,910
  Dividends paid                                              (848)        (787)
                                                           --------------------

      Net cash provided (used) by financing activities      (3,874)       3,786

      Increase (decrease) in cash and cash equivalents      (2,099)      10,752
Cash and cash equivalents
  Beginning                                                 21,557       11,424

  Ending                                                    19,457       22,176

Supplemental Disclosure of Cash Flow Information:
  Interest Paid                                            $ 1,855      $ 2,110
                                                           ====================

  Income Taxes Paid                                        $     0      $     0
                                                           ====================


See accompanying notes to unaudited financial statements

                           UNION BANKSHARES, INC.

                       NOTES TO FINANCIAL STATEMENTS:


Note 1. The accompanying interim unaudited consolidated financial statements of Union Bankshares, Inc. (the Company) for the interim periods ended March 31, 2002 and 2001 and for the quarters then ended have been prepared in accordance with the accounting policies described in the company's annual report to shareholders and Form 10K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information contained herein have been made. Certain amounts reported in prior periods have been reclassified for comparative purposes. This information should be read in conjunction with the Company's 2001 Annual report, Form 10K, and Form 8K.

Note 2.  Commitments and Contingencies
In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, after consulting with Company's legal counsel, any liability resulting from such proceedings would not have a material adverse effect on the Company's financial condition or results of operations.

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

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the period ended March 31, follows:


                                                           Intersegment               Consolidated
2002                              Union       Citizens     Elimination      Other        Totals
--------------------------------------------------------------------------------------------------

Interest income                  $  3,797     $  1,739         $  0         $  0        $  5,536
Interest expense                    1,142          613            0            0           1,755
Provision for loan losses              45           45            0            0              90
Service fee income                    466          118            0            0             584
Income tax expense (benefit)          342          136            0          (17)            461
Net income (loss)                     926          277            0          (34)          1,169
Assets                            230,848      103,622          (45)         423         334,848


                                                           Intersegment               Consolidated
2001                              Union       Citizens     Elimination      Other        Totals
--------------------------------------------------------------------------------------------------

Interest income                  $  4,144     $  1,879         $  0         $  0        $  6,023
Interest expense                    1,679          848            0            0           2,527
Provision for loan losses               0           56            0            0              56
Service fee income                    426          124            0            0             550
Income tax expense (benefit)          373          121            0          (15)            479
Net income (loss)                     950          245            0          (27)          1,168
Assets                            211,075       98,027          (24)         241         309,319

Amounts in the "Other" column encompass activity in Union Bankshares, Inc., the "parent company." Holding company assets are stated after intercompany eliminations.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

                                   GENERAL

The following discussion and analysis provides information regarding Union Bankshares, Inc.'s (Union's) financial position as of March 31, 2002 and as of December 31, 2001, and its results of operations for the three months ended March 31, 2002 and 2001. This discussion should be read in conjunction with the information in this document under Financial Statements and related notes and with other financial data appearing elsewhere in this filing. In the opinion of Union's management, the unaudited interim data reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly present Union's consolidated financial position and results of operations to be expected for the interim period. Management is not aware of the occurrence of any events after March 31, 2002 except as described herein, which would materially affect the information presented. On April 29, 2002, we wrote down $135 thousand after tax on a commercial property in Other Real Estate Owned as a result of receiving a new appraisal and the auction results for the sale of the property. The impact on earnings per share for the first quarter would have been a negative $.05 if the information had been available to us earlier.

Union's common stock was listed on the American Stock Exchange on July 13, 2000 with an opening price of $15.125 and it closed on May 13, 2002 at $24.25.

In May of 2001, Citizens Savings Bank and Trust Company opened a loan production office in Littleton, New Hampshire. Littleton is 19 miles east of St. Johnsbury, Vermont where Citizens is based, and it is a rapidly growing community with a diverse economic base. This office generates loans for both consumer and commercial purposes.

On October 17, 2001 we announced a stock repurchase plan. The Board of Directors has authorized the repurchase of up to 100,000 shares of common stock, or approximately 3.3% of the Company's outstanding shares. Shares are repurchased from time to time in the open market or in negotiated transactions as, in the judgement of management, market conditions warrant. The repurchase program is open for an unspecified period of time. To date, we have repurchased 6,672 shares.

On April 15, 2002 we modified our Route 108 Branch in Stowe to a fully electronic branch. On April 22, 2002 our newest, full service branch was opened in Fairfax, Vermont, which is our first location in Franklin County.

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

      * changes in the competitive environment for financial services organizations
      *   the Company's ability to retain key personnel
      *   changes in technology including demands for greater automation
      *   acts of terrorism
      *   adverse changes in the securities market
      * unanticipated lower revenues, loss of customers or business or higher operating expenses

When relying on forward-looking statements to make decisions with respect to the Company, investors and others are cautioned to consider these and other risks and uncertainties.

                            RESULTS OF OPERATIONS

The Company's net income for the quarter ended March 31, 2002 was $1.169 million, compared with net income of $1.168 million for the first quarter of 2001. Net income per share was $.39 for the first quarter of 2002 and 2001.

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


                                                                  Three months ended March 31,
                                                           2002                                  2001
                                             ---------------------------------     ---------------------------------
                                                          Interest     Average                  Interest     Average
                                             Average      Earned/      Yield/      Average      Earned/      Yield/
                                             Balance        Paid        Rate       Balance        Paid        Rate
                                             -------      --------     -------     -------      --------     -------
                                                                     (dollars in thousands)

Average Assets:
  Federal funds sold and
   overnight deposits                        $  7,805      $   30       1.54%      $  5,869      $   78       5.32%
  Interest bearing deposits                     4,468          54       4.83%         1,647          26       6.31%
  Investments (1) (2)                          47,552         672       5.89%        53,482         825       6.36%
  Loans, net (1) (3)                          248,402       4,780       7.77%       222,613       5,094       9.26%
t                                             ---------------------------------------------------------------------
Total interest-earning assets (1)             308,227       5,536       7.28%       283,611       6,023       8.62%

Cash and due from banks                        12,566                                 9,791
Premises and equipment                          4,375                                 3,978
Other assets                                    8,169                                 5,994
                                             --------                              --------
      Total assets                           $333,337                              $303,374
                                             ========                              ========

Average Liabilities and
 Shareholders' Equity
  Now accounts                               $ 35,324         105       1.19%      $ 33,365         164       1.97%
  Savings and Money market accounts           104,423         483       1.85%        87,675         792       3.61%
  Certificates of deposit                     103,234       1,035       4.01%       103,596       1,458       5.63%
  Borrowed funds                               12,299         132       4.29%         7,213         113       6.27%
                                             ---------------------------------------------------------------------
      Total interest-bearing liabilities      255,280       1,755       2.75%       231,849       2,527       4.36%

Non-interest bearing deposits                  37,365                                33,097
Other liabilities                               3,810                                 3,258
                                             --------                              --------
      Total liabilities                       296,455                               268,204

Shareholders' equity                           36,882                                35,170
                                             --------                              --------
      Total liabilities and
       shareholders' equity                  $333,337                              $303,374
                                             ========                              ========
Net interest income (1)                                    $3,781                                $3,496
                                                           ======                                ======
Net interest spread (1)                                                 4.53%                                 4.26%
Net interest margin (1)                                                 5.00%                                 5.05%

--------------------
<F1>  Average yield reported on a tax-equivalent basis.
<F2>  The average balance of investments is calculated using the amortized cost basis.
<F3>  Includes loans held for sale and is net of unearned income and allowance for loan losses.

Union's net interest income increased by $285 thousand, or 8.1%, to $3.78 million for the three months ended March 31, 2002, from $3.50 million for the three months ended March 31, 2001. This increase was due to the spread between yields earned on assets versus paid on liabilities. The net interest spread increased by 27 basis points to 4.53% for the three months ended March 31, 2002, from 4.26% for the three months ended March 31, 2001. The net interest margin for the 2002 period decreased by 5 basis points to 5.00% from 5.05% for the 2001 period.

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


                                             Three Months Ended March 31, 2002 Compared
                                                to Three Months Ended March 31, 2001
                                             ------------------------------------------
                                                Increase/(Decrease) Due to Change In
                                                   Volume       Rate        Net
                                                   ------       ----        ---
                                                       (dollars in thousands)

Interest-earning assets:
  Federal funds sold and overnight deposits         $ 25      $   (72)     $ (47)
  Interest bearing deposits                           45          (18)        27
  Investments                                        (97)         (56)      (153)
  Loans, net                                         602         (916)      (314)
                                                    ----------------------------
      Total interest-earning assets                  575       (1,062)      (487)

Interest-bearing liabilities:
  Now accounts                                        10          (69)       (59)
  Savings and money market accounts                  151         (456)      (305)
  Certificates of deposit                             (5)        (422)      (427)
  Borrowed funds                                      80          (61)        19
                                                    ----------------------------
      Total interest-bearing liabilities             236       (1,008)      (772)
                                                    ----------------------------
Net change in net interest income                   $339      $   (54)     $ 285
                                                    ============================

Interest and Dividend Income. Union's interest and dividend income decreased by $487,000, or 8.1%, to $5.5 million for the three months ended March 31, 2002, from $6.0 million for the three months ended March 31, 2001. Average earning assets increased by $24.6 million, or 8.7%, to $308.2 million for the three months ended March 31, 2002, from $283.6 million for the three months ended March 31, 2001. Average loans approximated $248.4 million for the three months ended March 31, 2002 up from $222.6 million for the three months ended March 31, 2001. The $10.2 million, or 11.8% increase in residential real estate secured loans and the $19.5 million, or 19.1% increase in commercial and commercial real estate loans was partially offset by the $2.1 million, or 14.8% decrease in personal loans, the $1.4 million, or 11.5% decrease in municipal loans and the $352 thousand, or 3.5% decrease in construction loans. A conscious decision to retain a number of loans packaged for sale in our portfolio accounts for a portion of the increase in both the residential real estate and commercial loan portfolios. The decrease in personal loans is due to a late 1998 decision to exit the indirect lending business at Citizens.

The average balance of investment securities (including mortgage-backed securities) decreased by $5.9 million, or 11.1%, to $47.6 million for the three months ended March 31, 2002, from $53.5 million for the three months ended March 31, 2001. The average balance in Interest Bearing Deposits increased by $2.8 million to $4.5 million, or 171%. The average level of federal funds sold and overnight deposits increased by $1.9 million, or 33.0%, to $7.8 million for the three months ended March 31, 2002, from $5.9 million for the three months ended March 31, 2001. The net decrease in the investment portfolio, federal funds sold and overnight deposits, and interest bearing deposits in 2002 reflects the continuing growth in our loan portfolio. Interest income on non-loans was $756 thousand for 2002 and $929 thousand for 2001, which is explained by the $1.2 million decrease in volume and the drop in interest rates.

Interest Expense. Union's interest expense decreased by $772 thousand, or 30.6%, to $1.75 million for the three months ended March 31, 2002 from $2.53 million for the three months ended March 31, 2001. Average interest-bearing liabilities increased by $23.4 million, or 10.1%, to $255.3 million for the three months ended March 31, 2002, from $231.8 million for the three months ended March 31, 2001. Average time deposits decreased $362 thousand, or .3%, to $103.2 million for the three months ended March 31, 2002, from $103.6 million for the three months ended March 31, 2001, while the average balances for money market and saving accounts increased by $16.7 million, or 19.0% to $104.4 million for the three months ended March 31, 2002, from $87.7 million for the three months ended March 31, 2001.
Now accounts increased $2.0 million, or 5.9% mainly due to municipal account balances.

Noninterest Income. Union's noninterest income decreased $5,000, or .7%, to $726 thousand for the three months ended March 31, 2002, from $731 thousand for the three months ended March 31, 2001. Trust department income dropped to $67,000 in the first quarter of 2002 from $87,000 in the same period of 2001, or a 23.0% decrease as there was not a repeat of estate settlements in the first quarter of 2002. Gain on Sale of Loans dropped $46,000 to $27,000 for the first quarter of 2002 from $73,000 for the first quarter of 2001. Other noninterest income and service fees (sources of which include deposit and loan servicing fees, ATM fees, and safe deposit fees) increased by $62,000, or 10.8%, to $635 thousand for the three months ended March 31, 2002, from $573 thousand for the three months ended March 31, 2001.

Noninterest Expense. Union's noninterest expense increased $263,000, or 10.4%, to $2.787 million for the three months ended March 31, 2002, from $2.524 million for the three months ended March 31, 2001. Salaries increased $100,000, or 8.6%, to $1.26 million for the three months ended March 31, 2002, from $1.16 million for the three months ended March 31, 2001, reflecting normal salary activity and growth and the addition of the loan production office in Littleton, New Hampshire and the staff for the Fairfax, Vermont branch. Pension and employee benefits increased $59 thousand, or 17.4%, to $398 thousand for the three months ended March 31, 2002, from $339 thousand for the three months ended March 31, 2001 mainly due to the increase in payroll taxes attributable to the increase in salaries and the increased cost of health insurance. Net occupancy expense decreased $4 thousand, or 2.4%, to $161,000 for the three months ended March 31, 2002, from $165,000 for the three months ended March 31, 2001. Equipment expense decreased $14 thousand, or 6.6% to $198,000 for the three months ended March 31, 2002, from $212,000 for the same period in 2001, primarily resulting from decreased depreciation cost on computer equipment and purchased software, which are depreciated as an expense over a time period of three to five years. Other operating expenses increased $122,000, or 18.8%, to $770 thousand for the first quarter of 2002, from $648 thousand for the first quarter of 2001 as supplies, advertising and training costs increased due to the opening of two new locations. And, an increase of expenses related to Other Real Estate Owned to $84.5 thousand for the first three months of 2002 versus $12.0 thousand for the first three months of 2001.

                             FINANCIAL CONDITION

At March 31, 2002, Union had total consolidated assets of $334.8 million, including net loans and loans held for sale of $249.6 million, deposits of $280.9 million and shareholders' equity of $37.3 million. Based on the most recent information published by the Vermont Banking Commissioner, in terms of total assets at December 31, 2000, Union Bank ranked as the 10th largest institution of the 23 commercial banks and savings institutions headquartered in Vermont, and Citizens ranked as the 19th.

Union's total assets decreased by $2.6 million, or .8%, to $334.8 million at March 31, 2002 from $337.5 million at December 31, 2001. Total net loans and loans held for sale increased by $1.5 million, or .6%, to $249.6 million or 74.55% of total assets at March 31, 2002 as compared to $248.1 million or 73.5% of total assets at December 31, 2001. Cash and cash equivalents, including federal funds sold and overnight deposits, decreased approximately $2.1 million, or 9.7% to $19.5 million at March 31, 2002 from $21.6 million at December 31, 2001.

Securities available for sale decreased from $49.6 million at December 31, 2001 to $47.4 million at March 31, 2002, a $2.2 million or 4.5% decrease. Securities maturing have not been replaced dollar for dollar and some securities have been sold in order to fund loan demand and our decision to hold in portfolio a portion of loans available for sale.

Deposits decreased $4.8 million, or 1.7% to $280.9 million at March 31, 2002 from $285.7 million at December 31, 2001. Total borrowings increased $1.8 million, or 17.2% to $12.1 million at March 31, 2002 from $10.3 million at December 31, 2001. The increase was in borrowings from the Federal Home Loan Bank under existing lines of credit to fund loan demand.

Loan Portfolio. Union's loan portfolio (including loans held for sale) primarily consists of adjustable- and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. As of March 31, 2002, Union's loan portfolio totaled $252.7 million, or 75.5%, of assets, of which $124.2 million, or 49.2% of gross loans, consisted of residential mortgages and construction loans, and $85.4 million, or 33.8%, of total loans consisted of commercial real estate loans. As of such date, Union's loan portfolio also included $21.0 million of commercial loans, $10.5 million of municipal loans, and $11.6 million of consumer loans representing, in order, 8.3%, 4.1% and 4.6% of total loans outstanding on March 31, 2002.

The following table shows information on the composition of Union's loan portfolio as of March 31, 2002 and December 31, 2001.


                                                 March 31,     December 31,
Loan Type                                          2002            2001
---------                                        ---------     ------------
                                                   (dollars in thousands)

Real Estate                                      $110,280      $112,563
Commercial real estate                             80,371        78,898
Commercial                                         20,654        20,659
Consumer                                           11,639        12,201
Municipal loans                                    10,452        10,552
Loans held for sale                                19,334        16,333
                                                 ----------------------
      Total loans                                 252,730       251,206

Deduct:
Allowance for loan losses                          (2,834)       (2,801)
Net deferred loan fees, premiums & discounts         (262)         (263)
                                                 ----------------------
                                                 $249,634      $248,142
                                                 ======================

Union originates and sells residential mortgages into the secondary market, with most such sales made to the Federal Home Loan Mortgage Corporation (FHLMC). Union services a $155.1 million residential mortgage portfolio, approximately $44.8 million of which is serviced for unaffiliated third parties at March

31, 2002. Additionally, Union originates commercial loans under various SBA programs that provide an agency guarantee for a portion of the loan amount. Union sometimes sells the guaranteed portion of the loan to other financial concerns and will retain servicing rights, which generates fee income. Union capitalizes mortgage servicing rights on these fees and recognizes gains and losses on the sale of the principal portion of these notes as they occur in other income. As of March 31, 2002, Union serviced $5.7 million of commercial and commercial real estate loans for unaffiliated third parties.

Gross loans and loans held for sale have increased $1.5 million or .6% since December 31, 2001. This increase was mitigated by the sale of $3.6 million of residential real estate loans during the first quarter of 2002. There was a decrease of $.8 million, or .6% in residential real estate loans, an increase of $66 thousand, or .3% in commercial loans and a $2.8 million, or 3.4% increase in commercial real estate loans. There was a $.6 million, or 4.6% decrease in consumer loans.

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

Union had loans on nonaccrual status totaling $1.9 million at March 31, 2002, $1.8 million at December 31, 2001 and $1.9 million at March 31, 2001. Interest income not recognized on such loans amounted to approximately $432 thousand and $420 thousand as of March 31, 2002 and 2001, respectively and $450 thousand as of December 31, 2001.

Union had $327 thousand and $3.0 million in loans past due 90 days or more and still accruing at March 31, 2002 and December 31, 2001, respectively. At March 31, 2002, Union had internally classified certain loans totaling $1.8 million of which over half is one relationship which was added to the watch list in the first quarter of 2002. In management's view, such loans represent a higher degree of risk and could become nonperforming loans in the future. While still on a performing status, in accordance with Union's credit policy, loans are internally classified when a review indicates any of the following conditions making the likelihood of collection highly questionable:

      *   the financial condition of the borrower is unsatisfactory;
      *   repayment terms have not been met;
      * the borrower has sustained losses that are sizable, either in absolute terms or relative to net worth;
      *   confidence is diminished;
      *   loan covenants have been violated;
      *   collateral is inadequate; or
      *   other unfavorable factors are present.

At March 31, 2002, Union had acquired by foreclosure or through repossession real estate worth $1.4 million consisting of three commercial properties, two residential properties and one parcel of land.

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

The following table reflects activity in the allowance for loan losses for the three months ended March 31, 2002 and 2001:


                                       Three Months Ended, March 31
                                       ----------------------------
                                             2002       2001
                                             ----       ----
                                          (dollars in thousands)

Balance at the beginning of period          $2,801     $2,863
Charge-offs:
  Real Estate                                    0          0
  Commercial                                    47         38
  Consumer and other                            48         51
                                            -----------------
      Total charge-offs                         95         89
                                            -----------------

Recoveries:
  Real Estate                                    6          0
  Commercial                                    10          3
  Consumer and other                            22         26
                                            -----------------
      Total recoveries                          38         29
                                            -----------------

Net charge-offs                                (57)       (60)
Provision for loan losses                       90         56
                                            -----------------
Balance at end of period                    $2,834     $2,859
                                            =================

The following table shows the breakdown of Union's allowance for loan loss by category of loan and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:


                                    March 31,            December 31,
                                      2002                   2001
                                ------------------    ------------------
                                         (dollars in thousands)

                                Amount     Percent    Amount     Percent
                                ------     -------    ------     -------

Real Estate
  Residential                   $  576      41.1%     $  610      41.3%
  Commercial                     1,427      35.6%      1,342      34.1%
  Construction                      93       3.7%        116       4.6%
Other Loans
  Commercial                       397       9.0%        421       9.1%
  Consumer installment             231       4.6%        253       4.9%
  Home equity loans                 30       1.6%         29       1.6%
  Municipal, Other and
   Unallocated                      80       4.4%         30       4.4%
                                --------------------------------------
  Total                         $2,834     100.0%     $2,801     100.0%
                                ======================================
Ratio of Net Charge Offs to
 Average Loans (1)                           .09%                  .16%
                                           -----                 -----
Ratio of Allowance for Loan
 Losses to Loans                            1.12%                 1.12%
                                           -----                 -----

--------------------
<F1>  Annualized

Investment Activities. At March 31, 2002 the reported value of investment securities available-for-sale was $47.4 million, or 14.15% of its assets down $2.2 million, or 4.5% from $49.6 million at December 31, 2001 as maturing investments have not been replaced. Union had no securities classified as held-to-maturity or trading securities. The reported value of securities available-for-sale at March 31, 2002 reflects a positive valuation adjustment of $414 thousand. The offset of this adjustment, net of income tax effect, was a $273 thousand increase in Union's other comprehensive income component of shareholders' equity and a decrease in net deferred tax assets of $141 thousand.

Deposits. The following table shows information concerning Union's deposits by account type, and the weighted average nominal rates at which interest was paid on such deposits as of March 31, 2002 and December 31, 2001:


                                     Three Months Ended, March 31           Year Ended December 31,
                                                 2002                                2001
                                   -------------------------------     --------------------------------
                                                          (dollars in thousands)
                                               Percent                             Percent
                                    Average    of Total    Average     Average     of Total    Average
                                    Amount     Deposits      Rate      Amount      Deposits      Rate
                                   ------------------------------------------------------------------

Non-certificate deposits:
  Demand deposits                  $ 37,365     13.33%                 $ 35,251     13.07%
  Now accounts                       35,324     12.60%      1.19%        36,320     13.47%      1.63%
  Money Markets                      67,287     24.00%      2.10%        56,875     21.09%      3.50%
  Savings                            37,136     13.25%      1.39%        35,642     13.21%      2.13%
                                   ------------------                  ------------------
Total non-certificate deposits:     177,112     63.18%                  164,088     60.84%
                                   ------------------                  ------------------
Certificates of deposit:
  Less than $100,000                 74,365     26.52%      3.81%        76,641     28.42%      5.03%
  $100,000 and over                  28,869     10.30%      4.54%        28,954     10.74%      5.53%
                                   ------------------                  ------------------
Total certificates of deposit       103,234     36.82%                  105,595     39.16%
                                   ------------------                  ------------------
Total deposits                     $280,346    100.00%      2.32%      $269,683    100.00%      3.26%
                                   =================================================================

The following table sets forth information regarding the amounts of Union's certificates of deposit in amounts of $100,000 or more at March 31, 2002 and December 31, 2001 that mature during the periods indicated:


                              March 31, 2002    December 31, 2001
                              -----------------------------------
                                     (dollars in thousands)

           Within 3 months        $13,497            $ 6,288
           3 to 6 months            4,868             13,681
           6 to 12 months           2,975              3,189
           Over 12 months           6,125              6,711
                                  --------------------------
                                  $27,465            $29,869
                                  ==========================

Borrowings. Borrowings from the Federal Home Loan Bank of Boston were $12.1 million at March 31, 2002 at a weighted average rate of 3.99%. Borrowings from the Federal Home Loan Bank of Boston were $10.3 million at December 31, 2001 at a weighted average rate of 5.06%. The change between year end 2001 and the end of the first quarter of 2002 is a net increase of $1.8 million in matched borrowings to fund loan demand.

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

Our interest rate sensitivity analysis (simulation) as of December 2001 for a flat rate environment projected a Net Interest Income of $3.7 million for the first three months of 2002 compared to actual results of $3.8 million, or a 1.4% difference. During the first quarter of 2002, the prime rate, which is used as the driver rate for our simulation analysis, remained constant at 4.75%. Net income was projected to be $1.2 million in a flat rate environment compared to actual results of $1.2 million. Return on Assets was projected to be 1.51% in a flat rate environment and actual results were 1.40%, which was lower than anticipated due to stronger asset growth than planned. Return on Equity was projected to be 13.82% in a flat rate environment compared to actual of 12.68%.

The Company generally requires collateral or other security to support financial instruments with credit risk. As of March 31, 2002, the contract or notional amount of financial instruments whose contract amount represents credit risk were as follows rounded to the nearest thousand:


Commitments to extend credit                                  $24,702
                                                              -------
Standby letters of credit and commercial letters of credit    $ 1,039
                                                              -------
Credit Card arrangements                                      $ 2,036
                                                              -------
Home Equity Lines of Credit                                   $ 3,803
                                                              -------

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

The following tables show Union's rate sensitivity analysis as of March 31, 2002:


                                                                       March 31, 2002
                                                                 Cumulative repriced within
                                              3 Months    4 to 12    1 to 3     3 to 5     Over 5
                                              or Less     Months     Years      Years      Total        Total
                                              ----------------------------------------------------------------
                                              (dollars in thousands, by repricing date)

Interest sensitive assets:
  Federal Funds Sold and
   overnight deposits                         $ 4,380     $     0    $     0    $     0    $     0    $  4,380
  Interest bearing deposits                       596       1,481      1,654        592          0       4,323
  Investments available for sale (1)            1,807       6,659     14,264     11,431     12,312      46,473
  FHLB Stock                                        0           0          0          0      1,188       1,188
  Loans (fixed and
   adjustable rate)                            76,925      31,610     41,541     44,794     57,860     252,730
                                              ----------------------------------------------------------------
      Total interest sensitive assets         $83,708     $39,750    $57,459    $56,817    $71,360    $309,094
                                              ----------------------------------------------------------------

Interest sensitive liabilities:
  Certificates of deposit                     $33,539     $41,959    $22,414    $ 2,976    $     2    $100,890
  Money markets                                30,224           0          0          0     38,775      68,999
  Regular savings                               4,866           0          0          0     33,518      38,384
  Now accounts                                 25,602           0          0          0     10,023      35,625
  Borrowed funds                                  363       4,120      3,823      3,774         39      12,119
                                              ----------------------------------------------------------------
      Total interest sensitive liabilities    $94,594     $46,079    $26,237    $ 6,750    $82,357    $256,017
                                              ----------------------------------------------------------------

Net interest rate sensitivity gap             (10,886)     (6,329)    31,222     50,067    (10,997)     53,077
Cumulative net interest rate
 sensitivity gap                              (10,886)    (17,215)    14,007     64,074     53,077
Cumulative net interest rate
 sensitivity gap as a
 percentage of total assets                     (3.25%)     (5.14%)     4.18%     19.14%     15.85%
Cumulative interest sensitivity gap
 as a percentage of total
 interest-earning assets                        (3.52%)     (5.57%)     4.53%     20.73%     17.17%
Cumulative net interest earning
 assets as a percentage of
 cumulative interest-bearing
 liabilities                                    (4.25%)     (6.72%)     5.47%     25.03%     20.73%

--------------------
<F1>  Investments available for sale exclude marketable equity securities with a fair value of $902,000 which may be sold by Union at any time.

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

The following chart reflects the results of our latest simulation analysis for the next two year ends on Net Interest Income, Net Income, Return on Assets, Return on Equity and Capital Value. The projection utilizes a rate shock of 300 basis points from the current prime rate of 4.75%, this is the highest internal slope monitored and shows the best and worse scenarios analyzed. This slope range was determined to be the most relevant during this economic cycle.

                           UNION BANKSHARES, INC.
                  INTEREST RATE SENSITIVITY ANALYSIS MATRIX
                               MARCH 31, 2002
                               (in thousands)


                                                            Return    Return
                                                              on        on
    Year       Prime    Net Interest    Change      Net     Assets    Equity    Capital    Change
   Ending      Rate        Income          %      Income       %         %       Value        %
--------------------------------------------------------------------------------------------------

December-02    7.75        13,172        10.58     4,795     1.75     15.91     20,837     (48.09)
               4.75        11,912         0.00     3,939     1.50     13.75     40,141       0.00
               1.75        10,323       (13.34)    2,865     1.19     10.98     59,929      49.30

December-03    7.75        19,134        14.62     7,578     2.16     18.57     20,309     (48.13)
               4.75        16,272         0.00     5,649     1.61     14.47     39,154       0.00
               1.75        12,310       (19.70)    2,995      .86      8.15     60,568      54.69

Liquidity. Liquidity is a measurement of Union's ability to meet potential cash requirements, including ongoing commitments to fund deposit withdrawals, repay borrowings, fund investment and lending activities, and for other general business purposes. Union's principal sources of funds are deposits, amortization and prepayment of loans and securities, maturities of investment securities and other short-term investments, sales of securities available-for-sale, and earnings and funds provided from operations. In addition, as members of the FHLB, Union's subsidiaries have access to preapproved lines of credit up to 17.4% of total assets.

In addition, the subsidiaries maintain Federal Fund lines of credit with upstream correspondent banks and repurchase agreement lines with selected brokerage houses.

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

Union's management monitors current and projected cash flows and adjusts positions as necessary to maintain adequate levels of liquidity. Although approximately 74.6% of Union's certificates of deposit will mature within twelve months, management believes, based upon past experience, that Union will retain a substantial portion of these deposits. Management will continue to offer a competitive but prudent pricing strategy to facilitate retention of such deposits. Any reduction in total deposits could be offset by purchases of federal funds, short-term FHLB borrowings, or liquidation of investment securities or loans held for sale. Such steps could result in an increase in Union's cost of funds and adversely impact the net interest margin.

Regulatory Capital Requirements. Union Bank and Citizens (the Banks) are subject to various regulatory capital requirements administered by the federal banking agencies. Management believes, as of March 31, 2002, that the Banks meet all capital adequacy requirements to which they are subject.

As of March 31, 2002, the most recent notification from the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed either Bank's category.

The Banks' actual capital amounts (000's omitted) and ratios are presented in the table:


                                                                                         Minimums
                                                                                        To Be Well
                                                                   Minimums         Capitalized Under
                                                                  For Capital       Prompt Corrective
                                               Actual            Requirements       Action Provisions
                                          ----------------     ----------------     -----------------
                                          Amount     Ratio     Amount     Ratio     Amount      Ratio
                                          -----------------------------------------------------------

As of March 31, 2002:
Total capital to risk weighted assets
  Union Bank                              $27,510    17.57%    $12,524    8.0%      $15,655     10.0%
  Citizens                                 11,842    16.78%      5,645    8.0%        7,056     10.0%

Tier I capital to risk weighted assets
  Union Bank                              $25,576    16.34%    $ 6,262    4.0%      $ 9,393      6.0%
  Citizens                                 10,958    15.53%      2,822    4.0%        4,233      6.0%

Tier I capital to average assets
  Union Bank                              $25,576    11.16%    $ 9,165    4.0%      $11,457      5.0%
  Citizens                                 10,958    10.57%      4,148    4.0%        5,185      5.0%

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

PART II  OTHER INFORMATION


ITEM 6:  EXHIBITS AND REPORTS IN FORM 10-Q

A.    Current Reports on Form 8-K
      1.    Press Release on First Quarter Results and Dividend
            Announcement filed on April 5, 2002
      2.    Dividend Announcement filed on April 5, 2002
      3.    First quarter Report to Shareholders filed April 18, 2002.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

May 14, 2002                           Union Bankshares, Inc.

                                       ------------------------------------
                                       Kenneth D. Gibbons
                                       Director and Chief Executive Officer


                                       ------------------------------------
                                       Marsha A. Mongeon
                                       Chief Financial Officer and
Treasurer