Form 10-Q
period 2002-06-30
UNION BANKSHARES INC
filed 2002-08-14
CIK 706863

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


              For the quarterly period ended:    June 30, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 6, 2002:
      Common Stock, $2 par value                 3,027,557 shares

                           UNION BANKSHARES, INC.
                              TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements.

Consolidated Financial Statements
    Union Bankshares, Inc. and Subsidiaries
    Consolidated Balance Sheets                                     3
    Consolidated Statements of Income                               4
    Consolidated Statement of Changes in Stockholders' Equity       5
    Consolidated Statements of Cash Flows                           6
Notes to Consolidated Financial Statements                          8

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                     10

Item 3.  Quantitative and Qualitative Disclosures About Market
          Risk.                                                    27

PART II  OTHER INFORMATION

      Item 1.   Legal Proceedings.                                 27

      Item 4.   Submission of Matters to a Vote of Security
                 Holders.                                          27

      Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.                  27

Signatures                                                         27

Item 1.  Financial Statements.

Union Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)


                                                    June 30    December 31
                                                      2002         2001
                                                    -------    -----------
                                                    (dollars in thousands)

Assets
  Cash and due from banks                           $ 14,341     $ 13,926
  Federal funds sold and overnight deposits            2,821        7,630
                                                    ---------------------
      Cash and cash equivalents                       17,162       21,556

  Interest bearing deposits                            3,727        4,700
  Securities available-for-sale                       47,026       49,613
  Federal Home Loan Bank stock                         1,235        1,064
  Loans held for sale                                 18,842       16,333
  Loans                                              235,382      234,874
    Unearned net loan fees                              (259)        (263)
    Allowance for loan losses                         (2,920)      (2,801)
                                                    ---------------------
      Loans, net                                     232,203      231,810
                                                    ---------------------
  Accrued interest receivable                          1,965        2,037
  Premises and equipment, net                          4,806        4,156
  Other real estate owned, net                         1,256        1,296
  Other assets                                         5,106        4,910
                                                    ---------------------
      Total assets                                  $333,328     $337,475
                                                    =====================

Liabilities and Stockholders' Equity:

Liabilities:
  Deposits:
    Non-interest bearing                            $ 36,489     $ 39,547
    Interest bearing                                 242,580      246,175
                                                    ---------------------
      Total deposits                                 279,069      285,722

  Borrowed funds                                      12,756       10,344
  Accrued interest and other liabilities               3,643        4,194
                                                    ---------------------
      Total liabilities                              295,468      300,260
                                                    ---------------------

Stockholders' Equity:
  Common stock, $2 par value; 5,000,000
   shares authorized; 3,268,189 shares issued
   at 6/30/02 and 12/31/01.                            6,536        6,536
  Paid-in capital                                        277          277
  Retained earnings                                   32,186       31,629
  Treasury stock at cost ( 240,632 shares at
   6/30/02 and 12/31/01)                              (1,722)      (1,722)
  Accumulated other comprehensive income                 583          495
                                                    ---------------------
      Total stockholders' equity                      37,860       37,215
                                                    ---------------------

      Total liabilities and stockholders' equity    $333,328     $337,475
                                                    =====================

See accompanying notes to consolidated unaudited financial statements

Union Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)


                                                           3 Months Ended           Six Months Ended
                                                              June 30                    June 30
                                                       ----------------------    ----------------------
                                                          2002         2001         2002         2001
                                                          ----         ----         ----         ----
                                                                    (dollars in thousands)

Interest income:
  Interest and fees on loans                           $   4,780    $   5,178    $   9,560    $  10,272
  Interest and dividends on investment
   securities                                                677          784        1,349        1,609
  Interest on federal funds sold and
   overnight deposits                                         24          103           54          180
  Interest on interest bearing deposits                       48           33          102           60
                                                       ------------------------------------------------
                                                           5,529        6,098       11,065       12,121
                                                       ------------------------------------------------

Interest expense:
  Interest on deposits                                     1,465        2,328        3,088        4,742
  Interest on federal funds purchased                          2            1            3            3
  Interest on borrowed funds                                 126          132          257          243
                                                       ------------------------------------------------
                                                           1,593        2,461        3,348        4,988
                                                       ------------------------------------------------

      Net interest income                                  3,936        3,637        7,717        7,133
Provision for loan losses                                    105           57          195          113
                                                       ------------------------------------------------
Net interest income after provision for loan losses        3,831        3,580        7,522        7,020

Other income:
  Trust income                                                49           63          116          150
  Service fees                                               610          615        1,194        1,186
  Gain (loss) on sale of securities                            0           76           (3)          74
  Gain on sale of loans                                        9            0           36           73
  Other                                                       23           20           74           22
                                                       ------------------------------------------------
                                                             691          774        1,417        1,505
                                                       ------------------------------------------------

Other expenses:
  Salaries and wages                                       1,276        1,140        2,536        2,300
  Pension and employee benefits                              407          336          805          675
  Occupancy expense, net                                     166          172          327          337
  Equipment expense                                          218          217          416          429
  Other expense                                              979          755        1,749        1,403
                                                       ------------------------------------------------
                                                           3,046        2,620        5,833        5,144
                                                       ------------------------------------------------

  Income before income tax expense                         1,476        1,734        3,106        3,381
Income tax expense                                           393          489          854          968
                                                       ------------------------------------------------

  Net income                                           $   1,083    $   1,245    $   2,252    $   2,413
                                                       ================================================

Earnings per common share                              $     .35    $     .41    $     .74    $     .80
                                                       ================================================

Weighted average number of common
 shares outstanding                                    3,027,557    3,029,784    3,027,557    3,029,757
                                                       ================================================

Dividends declared per share                           $     .28    $     .26    $     .56    $     .52
                                                       ================================================

See accompanying notes to consolidated unaudited financial statements

Union Bankshares, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)


                                                                                          Accumulated
                                                     Paid-in                                 Other            Total
                                          Common     Capital     Retained    Treasury    Comprehensive    Stockholders'
                                          Stock     & Surplus    Earnings     Stock          Income           Equity
                                          ------    ---------    --------    --------    -------------    -------------
                                                                      (dollars in thousands)

Balance, December 31, 2001                $6,536       $277      $31,629     $(1,722)         $495           $37,215

Net income                                     -          -        2,252           -             -             2,252
Change in net unrealized gain on
 securities available-for-sale, net of
 reclassification adjustment and tax
 effects                                       -          -            -           -            88                88
                                                                                                             -------

Comprehensive income                           -          -            -           -             -             2,340
                                                                                                             -------

Cash dividends declared
 ($.56 per share)                              -          -       (1,695)          -             -            (1,695)
                                          --------------------------------------------------------------------------

Balance June 30, 2002                     $6,536       $277      $32,186     $(1,722)         $583           $37,860
                                          ==========================================================================

See accompanying notes to consolidated unaudited financial statements.

Union Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)


                                                                   Year to Date
                                                              ----------------------
                                                                June 30    June 30
                                                                  2002       2001
                                                              ---------    ---------
                                                              (dollars in thousands)

Cash Flows From Operating Activities
  Net Income                                                    $ 2,252    $ 2,413
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation                                                    304        314
    Provision for loan losses                                       195        113
    Provision (credit) for deferred income taxes                    150       (152)
    Net amortization on securities                                   91         25
    Equity in losses of limited partnerships                         62         31
    Write-downs of other real estate owned                          250          0
    Increase (decrease) in unamortized loan fees                     (4)         9
    Increase in loans held for sale                              (2,473)    (1,403)
    Decrease in accrued interest receivable                          72        335
    Increase in other assets                                       (431)      (374)
    Increase in income taxes                                         18        375
    Decrease in accrued interest payable                           (463)      (204)
    Increase in other liabilities                                   148        246
    Loss (gain) on sale of securities                                 3        (74)
    Gain on sale of loans                                           (36)       (73)
    Gain on sale of OREO                                            (15)       (16)
    (Gain) loss on disposal of fixed assets                          (1)         9
                                                                ------------------
      Net cash provided by operating activities                     122      1,574

Cash Flows From Investing Activities
  Interest bearing deposits
    Maturities and redemptions                                    1,568        396
    Purchases                                                      (595)    (1,481)
  Securities available for sale
    Sales and Maturities                                          9,052     18,554
    Purchases                                                    (6,422)   (10,760)
  Purchase of Federal Home Loan Bank Stock                         (171)       (47)
  Increase in loans, net                                           (871)    (9,068)
  Recoveries of loans charged off                                    60         64
  Purchases of premises and equipment, net                         (953)       (97)




  Investments in limited partnerships                              (254)      (136)
  Proceeds from sale of OREO                                          0         80
  Proceeds from sale of repossessed property                          6         17
                                                                ------------------
      Net cash provided (used) by investing activities            1,420     (2,478)

Cash Flows From Financing Activities
  Borrowings, net of repayments                                   2,412      4,495
  Proceeds from exercise of stock options                             0          2
  Net increase (decrease) in non-interest bearing deposits       (3,058)     3,818
  Net decrease in interest bearing deposits                      (3,595)    (1,303)
  Dividends paid                                                 (1,695)    (1,575)
                                                                ------------------

      Net cash provided (used) by financing activities           (5,936)     5,437

      Increase (decrease) in cash and cash equivalents           (4,394)     4,533

Cash and cash equivalents
  Beginning                                                      21,556     11,423

  Ending                                                         17,162     15,956

Supplemental Disclosure of Cash Flow Information:
  Interest Paid                                                 $ 3,811    $ 5,155
                                                                ==================

  Income Taxes Paid                                             $ 1,013    $   735
                                                                ==================

Supplemental Schedule of Noncash Investing and Financing
 Activities:

  Other Real Estate Acquired in Settlement of Loans               1,209         85

  Repossessed Property Acquired in Settlement of Loans               32         12

  Loans Originated to Finance the Sale of Other Real Estate
   Owned                                                         (1,044)         0

  Total Change in Unrealized Gain (Loss) on Securities
   Available-For-Sale                                               134        715

See accompanying notes to consolidated unaudited financial statements.

                           UNION BANKSHARES, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS:


Note 1. The accompanying interim unaudited consolidated financial statements of Union Bankshares, Inc. (the Company) for the interim periods ended June 30, 2002 and 2001 and for the quarters then ended have been prepared in accordance with the accounting policies described in the Company's Annual Report to Shareholders and Annual Report on Form 10K for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information contained herein have been made. Certain amounts reported in prior periods have been reclassified for comparative purposes. This information should be read in conjunction with the Company's 2001 Annual Report to Shareholders, 2001 Annual Report on Form 10K, and current reports on Form 8K.

Note 2.  Commitments and Contingencies
In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management any liability resulting from such proceedings would not have a material adverse effect on the Company's financial condition or results of operations.

Note 3.  Earnings Per Share
Earnings per common share amounts are computed based on the weighted average number of shares of common stock outstanding during the period (retroactively adjusted for stock dividends) and reduced for shares held in Treasury. The assumed conversion of available stock options does not result in material dilution.

Note 4.  Reportable Segments
The company has two reportable operating segments, Union Bank and Citizens Savings Bank and Trust Company (Citizens). Management regularly evaluates separate financial information for each segment in deciding how to allocate resources and in assessing performance.

In accordance with applicable bank regulatory requirements, the Company accounts for intersegment sales and transfers at current market prices.

Information about reportable segments, and reconciliation of such information to the consolidated financial statements as of and for the periods ended June 30, follows:


                                                    (dollars in thousands)
                                                        Intersegment             Consolidated
2002                              Union     Citizens    Elimination     Other       Totals
---------------------------------------------------------------------------------------------

Interest income                 $  7,592    $  3,473        $  0        $  0       $ 11,065
Interest expense                   2,158       1,190           0           0          3,348
Provision for loan losses             90         105           0           0            195
Service fee income                   936         258           0           0          1,194
Income tax expense (benefit)         620         273           0         (39)           854
Net income (loss)                  1,785         558           0         (91)         2,252
Assets                           228,171     104,777         (39)        419        333,328


                                                    (dollars in thousands)
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

                                   GENERAL

The following discussion and analysis provides information regarding Union Bankshares, Inc.'s (Union's) financial position as of June 30, 2002 and as of December 31, 2001, and its results of operations for the three and six months ended June 30, 2002 and 2001. This discussion should be read in conjunction with the information in this document under Financial Statements and related notes and with other financial data appearing elsewhere in this filing. In the opinion of Union's management, the interim unaudited data reflect all adjustments, consisting only of normal recurring adjustments, necessary to fairly present Union's consolidated financial position and results of operations to be expected for the interim period. Management is not aware of the occurrence of any events after June 30, 2002, which would materially affect the information presented.

Union's common stock was listed on the American Stock Exchange on July 13, 2000 with an opening price of $15.125 and it closed on August 6, 2002 at $22.95.

In May of 2001, Citizens Savings Bank and Trust Company opened a loan production office in Littleton, New Hampshire. Littleton is 19 miles east of St. Johnsbury, Vermont where Citizens is based and it is a rapidly growing community with a diverse economic base. This office generates loans for both consumer and commercial purposes.

On April 15, 2002 we modified our Route 108 Branch in Stowe to a fully electronic branch. On April 22, 2002 our newest, full service branch was opened by Union Bank in Fairfax, Vermont, which is the Company's first entry into the Franklin County market.

             CAUTIONARY ADVICE ABOUT FORWARD LOOKING STATEMENTS

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

By their very nature, forward-looking statements are subject to uncertainties, both general and specific, and risk exists those predictions, forecasts, projections and other estimates contained in forward-looking statements will not be achieved. Also when we use any of the words "believes," "expects," "anticipates" or similar expressions, we are making forward-looking statements. Many possible events or factors, including those beyond the control of management, could affect the future financial results and performance of our company. This could cause results or performance to differ materially from those expressed in our forward-looking statements. The possible events or factors that might affect our forward-looking statements include, but are not limited to, the following:

      *    uses of monetary, fiscal and tax policy by various governments
      * political, legislative or regulatory developments in Vermont, New Hampshire or the United States including changes in laws concerning accounting, taxes, banking and other aspects of the financial services industry
      * developments in general economic or business conditions, including interest rate fluctuations, market fluctuations and perceptions, and inflation
      * changes in the competitive environment for financial services organizations
      *    the Company's ability to retain key personnel
      *    changes in technology including demands for greater automation
      *    acts of terrorism
      *    adverse changes in the securities market
      * unanticipated lower revenues, loss of customers or business or higher operating expenses

When relying on forward-looking statements to make decisions with respect to the Company, investors and others are cautioned to consider these and other risks and uncertainties.

                            RESULTS OF OPERATIONS

The Company's net income for the quarter ended June 30, 2002 was $ 1.083 million, compared with net income of $1.245 million for the second quarter of 2001. Net income per share was $.35 for the second quarter of 2002 compared to $.41 for the same quarter of 2001. Net income for the first six months of 2002 was $2.252 million, compared with $2.413 million for the same period in 2001. Net income per share was $.74 for the first six months of 2002 compared to $.80 for the comparable period in 2001.

Net Interest Income. The largest component of Union's operating income is net interest income, which is the difference between interest and dividend income received from interest-earning assets and the interest expense paid on its interest-bearing liabilities.

Yields Earned and Rates Paid. The following tables show, for the periods indicated, the total amount of income recorded from interest-earning assets, and the related average yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and average rates, and the relative net interest spread and net interest margin. All yield and rate information is calculated on an annualized basis. Yield and rate information for a period is average information for the period, and is calculated by dividing the annualized income or expense item for the period by the average balances of the appropriate balance sheet item during the period. Net interest margin is annualized net interest income divided by average interest-earning assets. Nonaccrual loans are included in asset balances for the appropriate periods, but recognition of interest on such loans is discontinued and any remaining accrued interest receivable is reversed, in conformity with federal regulations. The yields, net interest spread and net interest margins appearing in the following tables have been calculated on a pre-tax basis:


                                                                Three months ended June 30,
                                                         2002                               2001
                                            -------------------------------    -------------------------------
                                                        Interest    Average                Interest    Average
                                            Average     Earned/     Yield/     Average     Earned/     Yield/
                                            Balance       Paid       Rate      Balance       Paid       Rate
                                            -------     --------    -------    -------     --------    -------
                                                                  (dollars in thousands)

Average Assets:
  Federal funds sold and
   overnight deposits                       $  5,901     $   24      1.63%     $  9,356     $  103      4.40%
  Interest bearing deposits                    3,932         48      4.94%        2,416         33      5.46%
  Investments (1) (2)                         48,820        677      5.79%       51,082        784      6.34%
  Loans, net (1) (3)                         249,381      4,780      7.76%      231,909      5,178      9.04%
                                            ----------------------------------------------------------------
Total interest-earning assets (1)            308,034      5,529      7.29%      294,763      6,098      8.40%

Cash and due from banks                       12,740                              8,589
Premises and equipment                         4,739                              3,927
Other assets                                   7,851                              5,868
                                            --------                           --------
      Total assets                          $333,364                           $313,147
                                            ========                           ========

Average Liabilities and
  Shareholders' Equity:
    Now accounts                            $ 37,608     $  107      1.14%     $ 34,760     $  146      1.68%
    Savings and money market accounts        103,415        431      1.67%       90,015        723      3.21%
    Certificates of deposit                  101,418        927      3.67%      107,021      1,459      5.45%
    Borrowed funds                            13,476        128      3.81%        9,834        133      5.41%
                                            ----------------------------------------------------------------
      Total interest-bearing liabilities     255,917      1,593      2.50%      241,630      2,461      4.07%

Non-interest bearing deposits                 36,047                             33,489
Other liabilities                              4,085                              2,669
                                            --------                           --------
      Total liabilities                      296,049                            277,788

Shareholders' equity                          37,315                             35,359
                                            --------                           --------
      Total liabilities and
       shareholders' equity                 $333,364                           $313,147
                                            ========                           ========
Net interest income (1)                                  $3,936                             $3,637
                                                         ======                             ======
Net interest spread (1)                                              4.79%                              4.33%
Net interest margin (1)                                              5.21%                              5.06%

--------------------
<F1>  Average yield reported on a tax-equivalent basis.
<F2>  The average balance of investments is calculated using the amortized cost basis.
<F3>  Includes loans held for sale and is net of unearned income and allowance for loan losses.


                                                                 Six months ended June 30,
                                                         2002                               2001
                                            -------------------------------    -------------------------------
                                                        Interest    Average                Interest    Average
                                            Average     Earned/     Yield/     Average     Earned/     Yield/
                                            Balance       Paid       Rate      Balance       Paid       Rate
                                            -------     --------    -------    -------     --------    -------
                                                                  (dollars in thousands)

Average Assets:
  Federal funds sold and
   overnight deposits                       $  6,886    $    54      1.58%     $  7,570    $   180      4.76%
  Interest bearing deposits                    4,199        102      4.90%        2,055         60      5.84%
  Investments (1) (2)                         48,599      1,349      5.78%       52,246      1,609      6.35%
  Loans, net (1) (3)                         248,876      9,560      7.82%      227,185     10,272      9.15%
                                            ----------------------------------------------------------------
Total interest-earning assets (1)            308,560     11,065      7.32%      289,056     12,121      8.51%

Cash and due from banks                       12,672                              9,186
Premises and equipment                         4,557                              3,952
Other assets                                   7,748                              5,713
                                            --------                           --------
      Total assets                          $333,537                           $307,907
                                            ========                           ========
Average Liabilities and
 Shareholders' Equity:
  Now accounts                              $ 36,459    $   211      1.17%     $ 34,037    $   310      1.82%
  Savings and money market accounts          103,930        914      1.77%       88,846      1,515      3.41%
  Certificates of deposit                    102,334      1,963      3.87%      105,314      2,917      5.54%
  Borrowed funds                              13,014        260      4.03%        8,583        246      5.73%
                                            ----------------------------------------------------------------
      Total interest-bearing liabilities     255,737      3,348      2.64%      236,780      4,988      4.21%

Non-interest bearing deposits                 36,443                             33,275
Other liabilities                              4,002                              2,836
                                            --------                           --------
      Total liabilities                      296,182                            272,891

Shareholders' equity                          37,355                             35,016
                                            --------                           --------

      Total liabilities and
       shareholders' equity                 $333,537                           $307,907
                                            ========                           ========
Net interest income (1)                                 $ 7,717                            $7,133
                                                        =======                            ======
Net interest spread (1)                                              4.68%                              4.30%
Net interest margin (1)                                              5.13%                              5.06%

--------------------
<F1>  Average yield reported on a tax-equivalent basis.
<F2>  The average balance of investments is calculated using the amortized cost basis.
<F3>  Includes loans held for sale and is net of unearned income and allowance for loan losses.

Union's net interest income increased by $299 thousand, or 8.22%, to $3.936 million for the three months ended June 30, 2002, from $3.637 million for the three months ended June 30, 2001. This increase was due to the increase in average interest earning assets to $308.0 million from $294.8 million for the second quarter of 2001 offset partially by the drop in yield from 8.40% to 7.29%. And, while average interest bearing liabilities rose $14.3 million the rate dropped from 4.07% to 2.50%. The net interest spread increased by 46 basis points to 4.79% for the three months ended June 30, 2002, from 4.33% for the three months ended June 30, 2001. The net interest margin for the 2002 period increased by 15 basis points to 5.21% from 5.06% for the 2001 period.

Union's net interest income year to date was $7.717 million compared to the prior year of $7.133 million or an increase of 8.19% between the two years. This increase was due to the increase in average interest earning assets to $308.6 million for 2002 from $289.1 million for 2001 partially offset by the decrease in yield from 8.51% to 7.32%. And, while average interest bearing liabilities grew $19.0 million, the rate paid dropped from 4.21% to 2.64% between years. The net interest spread increased by 38 basis points to 4.68% for the six months ended June 30, 2002 from 4.30% for the six months ended June

30, 2001. The net interest margin for the 2002 period increased to 5.13% from 5.06% for the 2001 period or an increase of 7 basis points.

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


                                               Three Months Ended June 30, 2002 Compared
                                                  to Three Months Ended June 30, 2001
                                               -----------------------------------------
                                                  Increase/(Decrease) Due to Change In
                                                    Volume       Rate         Net
                                                    ------       ----         ---
                                                        (dollars in thousands)

Interest-earning assets:
  Federal funds sold and overnight deposits        $   (38)    $   (41)    $   (79)
  Interest bearing deposits                             20          (5)         15
  Investments                                          (38)        (69)       (107)
  Loans, net                                           394        (792)       (398)
                                                   -------------------------------
      Total interest-earning assets                    338        (907)       (569)
Interest-bearing liabilities:
  Now accounts                                          12         (51)        (39)
  Savings and money market accounts                    106        (398)       (292)
  Certificates of deposit                              (77)       (455)       (532)
  Borrowed funds                                        49         (54)         (5)
                                                   -------------------------------
      Total interest-bearing liabilities                90        (958)       (868)
                                                   -------------------------------
Net change in net interest income                  $   248     $    51     $   299
                                                   ===============================


                                                Six Months Ended June 30, 2002 Compared
                                                   to Six Months Ended June 30, 2001
                                               -----------------------------------------
                                                  Increase/(Decrease) Due to Change In
                                                    Volume       Rate         Net
                                                    ------       ----         ---
                                                        (dollars in thousands)

Interest-earning assets:
  Federal funds sold and overnight deposits        $   (16)    $  (110)    $  (126)
  Interest bearing deposits                             62         (20)         42
  Investments                                         (119)       (141)       (260)
  Loans, net                                         1,000      (1,712)       (712)
                                                   -------------------------------
      Total interest-earning assets                    927      (1,983)     (1,056)
Interest-bearing liabilities:
  Now accounts                                          22        (121)        (99)
  Savings and money market accounts                    258        (859)       (601)
  Certificates of deposit                              (82)       (872)       (954)
  Borrowed funds                                       125        (111)         14
                                                   -------------------------------
      Total interest-bearing liabilities               323      (1,963)     (1,640)
                                                   -------------------------------
Net change in net interest income                  $   604     $   (20)    $   584
                                                   ===============================

Quarter Ended June 30, 2002 compared to Quarter Ended June 30, 2001.

Interest and Dividend Income. Union's interest and dividend income decreased by $569 thousand or 9.3%, to $5.5 million for the three months ended June 30, 2002, from $6.1 million for the three months ended June 30, 2001. Average earning assets increased by $13.3 million, or 4.5%, to $308.0 million for the three months ended June 30, 2002, from $294.8 million for the three months ended June 30, 2001. Average loans approximated $249.4 million for the three months ended June 30, 2002 up from $231.9 million for the three months ended June 30, 2001. The $9.3 million, or 12.0% increase in residential real estate secured loans and the $12.4 million, or 11.1% increase in commercial and commercial real estate loans was partially offset by the $1.8 million, or 13.3% decrease in personal loans, the $1.5 million, or 12.2% decrease in municipal loans and the $1.4 million, or 14.4% decrease in construction loans. A conscious decision to retain a number of loans packaged for sale in our portfolio accounts for a portion of the increase in both the residential real estate and commercial loan portfolios. The decrease in personal loans is due in part to a late 1998 decision to exit the indirect lending business at Citizens.

The average balance of investment securities (including mortgage-backed securities) decreased by $2.3 million, or 4.4%, to $48.8 million for the three months ended June 30, 2002, from $51.1 million for the three months ended June 30, 2001. The average balance in interest bearing deposits increased by $1.5 million to $3.9 million from $2.4 million or 62.7%. The average level of federal funds sold and overnight deposits decreased by $3.5 million or 36.9%, to $5.9 million for the three months ended June 30, 2002, from $9.4 million for the three months ended June 30, 2001. The net decrease in the investment portfolio, federal funds sold and overnight deposits, and interest bearing deposits in 2002 reflects the continuing growth in our loan portfolio. Interest Income on non-loans was $749 thousand in 2002 compared to $920 thousand for 2001, which is explained by the $4.2 million decrease in volume and the drop in interest rates.

Interest Expense. Union's interest expense decreased by $868 thousand, or 35.3%, to $1.6 million for the three months ended June 30, 2002 from $2.5 million for the three months ended June 30, 2001. Average interest-bearing liabilities increased by $14.3 million, or 5.9% to $255.9 million for the three months ended June 30, 2002, from $241.6 million for the three months ended June 30, 2001. Average time deposits decreased $5.6 million, or 5.2%, to $101.4 million for the three months ended June 30, 2002, from $107.0 million for the three months ended June 30, 2001. The average balances for money market and saving accounts increased by $13.4 million, or 14.9% to $103.4 million for the three months ended June 30, 2002, from $90.0 million for the three months ended June 30, 2001. Now accounts increased $2.8 million, or 8.2% mainly due to municipal account balances.

The average balance on funds borrowed has increased from $9.8 million on average in 2001 to $13.5 million in 2002 as Union's subsidiaries took some short term Federal Home Loan Bank borrowings during the second quarter of 2002 to fund loan demand.

Noninterest Income. Union's noninterest income decreased $83 thousand or 10.7%, to $691 thousand for the three months ended June 30, 2002, from $774 thousand for the three months ended June 30, 2001. Trust department income dropped to $49 thousand in the second quarter of 2002 from $63 thousand in the same period of 2001 or a 22.2% decrease as there was not a repeat of estate settlements in the second quarter of 2002. Gain on sales of loans was $9 thousand for the second quarter of 2002 and there was none in the second quarter of 2001. Other noninterest income and service fees (sources of which include among others, deposit and loan servicing fees, ATM fees, and safe deposit fees) decreased by $2 thousand, to $633 thousand for the three months ended June 30, 2002, from $635 thousand for the three months ended June 30, 2001. There was a $76 thousand gain on the sale of securities in the second quarter of 2001 that was not repeated in 2002.

Noninterest Expense. Union's noninterest expense was up $426 thousand, at $3.05 million for the three months ended June 30, 2002, compared to $2.62 million for the three months ended June 30, 2001.

Salaries increased $136 thousand, or 12.0%, to $1.3 million for the three months ended June 30, 2002, from $1.1 million for the three months ended June 30, 2001, due to the normal salary activity, growth and the addition of the loan production office in Littleton, NH and the staff for the Fairfax, VT branch. Pension and employee benefits increased $71 thousand or 21.1% to $407 thousand for the three months ended June 30, 2002, from $336 thousand for the three months ended June 30, 2001 mainly due to a $56 thousand increase in health insurance costs. Occupancy expense decreased $6 thousand or 3.5% to $166 thousand from $172 thousand in 2001. Other expense for the quarter was up $224 thousand from $755 thousand for the same quarter in 2001 to $979 thousand in 2002, mainly due to the write down of $204 thousand on one commercial OREO property in April 2002.

Income Tax Expense. Union's income tax expense decreased by $96 thousand, or 19.6%, to $393 thousand for the three months ended June 30, 2002, from $489 thousand for the comparable period of 2001 because of our decreased income before taxes and the increased federal income tax credits available to us in 2002 due to investments in low income housing projects.

Year to Date June 30, 2002 compared to Year to Date June 30, 2001.

Interest and Dividend Income. Union's interest and dividend income decreased by $1.06 million, or 8.7%, to $11.1 million for the six months ended June 30, 2002, from $12.1 million for the six months ended June 30, 2001. Average earning assets increased by $19.5 million, or 6.7%, to $308.6 million for the six months ended June 30, 2002, from $289.1 million for the six months ended June 30, 2001. Average loans approximated $248.9 million for the six months ended June 30, 2002 up from $227.2 million for the six months ended June 30, 2001. Increases of $9.5 million or 12.3% increase in residential real estate secured loans, and the $16.0 million or 15.0% increase in commercial and commercial real estate loans, was partially offset by the $2.0 million or 14.4% decrease in personal loans, the $1.4 million or 11.9% decrease in loans to municipalities and the $835 thousand or 8.5% decrease in construction loans. A conscious decision to retain some of the loans packaged for sale in our portfolio accounts for the majority of the increase in both the residential real estate and commercial loan portfolios. We expanded our commercial lending staff in 1999 at Union Bank and in both 2000 and 2001 at Citizens, which is one reason for our growth in that area. The decrease in personal loans is due in part to a late 1998 decision to exit the indirect lending business at Citizens.

The average balance of investment securities (including mortgage-backed securities) decreased by $3.6 million, or 7.0%, to $48.6 million for the six months ended June 30, 2002, from $52.2 million for the six months ended June 30, 2001. The average level of federal funds sold and overnight deposits decreased by $.7 million, or 9.0%, to $6.9 million for the six months ended June 30, 2002, from $7.6 million for the six months ended June 30, 2001. The average balance in interest bearing deposits grew $2.1 million or 104% from $2.1 million in 2001 to $4.2 million in 2002. The net decrease in the investment portfolio, federal funds sold and overnight deposits, and interest bearing deposits in 2002 reflects the continuing growth in our loan portfolio. Interest Income on non-loans was $1.5 million in 2002 and $1.8 million for 2001 reflecting the decrease in yields and overall decrease in volume.

Interest Expense. Union's interest expense decreased by $1.6 million, or 32.9%, to $3.3 million for the six months ended June 30, 2002 from $5.0 million for the six months ended June 30, 2001. Average interest-bearing liabilities increased by $19.0 million, or 8.0%, to $255.7 million for the six months ended June 30, 2002, from $236.8 million for the six months ended June 30, 2001. Average time deposits decreased $3.0 million, or 2.8%, to $102.3 million for the six months ended June 30, 2002, from $105.3 million for the six months ended June 30, 2001, while the average balances for money market and savings accounts increased by $15.1 million, or 17.0%, to $103.9 million for the six months ended June 30, 2002, from $88.8 million for the six months ended June 30, 2001. The average balance in Now accounts grew $2.4 million, or 7.1%, from $34.0 million to $36.4 million. Customers have maintained very liquid positions during the last year as they anticipate the interest rates paid on all deposit instruments, will rise.

The average balance on funds borrowed has increased from $8.6 million in 2001 to $13.0 million in 2002 as Union's subsidiaries took some short-term Federal Home Loan Bank advances during the second quarter of 2002 to fund loan demand.

Noninterest Income. Union's noninterest income decreased $88 thousand, or 5.8%, to $1.4 million for the six months ended June 30, 2002 from $1.5 million for the six months ended June 30, 2001. The results for the period reflected a net loss of $3 thousand from the sale of securities compared to a $74 thousand gain from sales during 2001. Trust department income dropped to $116 thousand in the first half of 2002 from $150 thousand in the same period of 2001 or a 22.7% decrease due to the number of estate settlements handled in the first half of 2001 which were not repeated in 2002 but which were partially offset by the increase in fees charged in 2002. Gain on sale of loans decreased $37 thousand to $36 thousand for 2002 from $73 thousand for 2001. Other income increased from $22 thousand in 2001 to $74 thousand in 2002 mainly due the increase of $34 thousand from the gain on mortgage servicing rights.

Noninterest Expense. Union's noninterest expense increased $689 thousand to $5.8 million for the six months ended June 30, 2002 from $5.1 million for the six months ended June 30, 2001. Salaries increased $236 thousand, or 10.3%, to $2.5 million for the six months ended June 30, 2002, from $2.3 million for the six months ended June 30, 2001, reflecting normal salary activity, growth and the addition of the loan production office in Littleton, NH and the staff for the Fairfax, VT branch. Pension and employee benefits increased $130 thousand, or 19.3%, to $805 thousand for the six months ended June 30, 2002, from $675 thousand for the six months ended June 30, 2001 mainly due to a $84 thousand increase in health insurance costs and the increase in staff. Net occupancy expense decreased $10 thousand, or 3.0%, to $327 thousand for the six months ended June 30, 2002, from $337 thousand for the six months ended June 30, 2001. Equipment expense decreased $13 thousand to $416 thousand for the six months ended June 30, 2002, from $429 thousand for the same period in 2001 primarily resulting from a decrease of costs for maintenance contracts. Other expense was $1.7 million for the first six months of 2002 compared to $1.4 million for the same period in 2001 or a 24.7% increase mainly due to the write down of $204 thousand on one commercial OREO property in April 2002.

Income Tax Expense. Union's income tax expense decreased by $114 thousand, or 11.8%, to $854 thousand for the six months ended June 30, 2002, from $968 thousand for the comparable period of 2001, due to lower income before taxes and the increased federal tax credits available in 2002 due to investments in low income housing projects.


                             FINANCIAL CONDITION

At June 30, 2002, Union had total consolidated assets of $333.3 million, including net loans and loans held for sale of $251.0 million, deposits of $279.1 million and stockholders' equity of $37.9 million. Based on the most recent information published by the Vermont Banking Commissioner, in terms of total assets at December 31, 2001, Union Bank ranked as the 10th largest institution of the 23 commercial banks and savings institutions headquartered in Vermont, and Citizens ranked as the 19th.

Union's total assets decreased by $4.2 million or 1.2% to $333.3 million at June 30, 2002 from $337.5 million at December 31, 2001. Historically, June 30th of each year is our low point in terms of total assets, net loans and deposits. This is a one-day aberration as the Towns, Villages and School Districts that we lend to must be out of debt one day during the year. These loans totaled $10.6 million on December 31, 2001, $11.4 million on June 27, 2002, $7.6 million on June 28, 2002 (last business day of the month) and $9.3 million on July 1. In spite of this drop, total net loans and loans held for sale increased by $2.9 million or 1.2% to $251.0 million or 75.3% of total assets at June 30, 2002 as compared to $248.1 million or 73.5% of total assets at December 31, 2001. Cash and cash equivalents, including federal funds sold and overnight deposits, decreased approximately $4.4 million or 20.4% to $17.2 million at June 30, 2002 from $21.6 million at December 31, 2001, which was attributable to the one day decrease in liquidity caused by the municipal aberration discussed above, and continuing loan demand.

Securities available for sale decreased from $49.6 million at December 31, 2001 to $47.0 million at June 30, 2002, a $2.6 million or 5.2% decrease. Securities maturing have not been replaced dollar for dollar and some securities have been sold in order to fund loan demand and our decision to currently hold in portfolio a portion of loans available for sale.

Deposits decreased $6.6 million or 2.3% to $279.1 million at June 30, 2002 from $285.7 million at December 31, 2001. A $3.0 million decrease in non-interest bearing deposits and a $11.9 million drop in municipal certificates of deposits (which are one day anomalies as discussed previously) were partially offset by a $3.2 million increase in savings accounts, a $2.3 million increase in money market accounts and a $1.8 million increase in Now accounts. Total borrowings increased $2.4 million to $12.8 million at June 30, 2002 from $10.3 million at December 31, 2001. The increase was in advances from the Federal Home Loan Bank under existing lines of credit to fund loan demand.

Loan Portfolio. Union's loan portfolio (including loans held for sale) primarily consists of adjustable- and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. As of June 30, 2002, Union's gross loan portfolio totaled $254.2 million, or 76.3%, of assets, of which $125.6 million, or 49.4% of gross loans, consisted of residential mortgages and construction loans, and $87.6 million, or 34.5%, of total loans consisted of commercial real estate loans. As of such date, Union's loan portfolio also included $21.9 million of commercial loans, $7.6 million of municipal loans, and $11.5 million of consumer loans representing, in order, 8.6%, 3.0% and 4.5% of total loans outstanding on June 30, 2002.

The following table shows information on the composition of Union's loan portfolio as of June 30, 2002 and December 31, 2001:


                                                 June 30,     December 31,
Loan Type                                          2002           2001
---------                                        --------     ------------
                                                  (dollars in thousands)

Real Estate                                      $110,693       $112,564
Commercial real estate                             83,943         78,898
Commercial                                         21,605         20,659
Consumer                                           11,510         12,201
Municipal loans                                     7,631         10,552
Loans held for sale                                18,842         16,333
                                                 -----------------------
      Total loans                                 254,224        251,207

Deduct:
Allowance for loan losses                          (2,920)        (2,801)
Net deferred loan fees, premiums & discounts         (259)          (263)
                                                 -----------------------

                                                 $251,045       $248,143
                                                 =======================

Union originates and sells residential mortgages into the secondary market, with most such sales made to the Federal Home Loan Mortgage Corporation (FHLMC) and the Vermont Housing Finance Agency (VHFA). Union services an $137.6 million residential mortgage portfolio, approximately $45.6 million of which is serviced for unaffiliated third parties at June 30, 2002. Additionally, Union originates commercial loans under various SBA programs that provide an agency guarantee for a portion of the loan amount. Union sometimes sells the guaranteed portion of the loan to other financial concerns and will retain servicing rights, which generates fee income. Union serviced $8.5 million of commercial and commercial real estate loans for unaffiliated third parties as of June 30, 2002. Union capitalizes mortgage servicing rights on these fees and recognizes gains and losses on the sale of the principal portion of these notes as they occur.

Gross loans and loans held for sale have been increased $3.0 million or 1.2% since December 31, 2001. An increase of $23.2 million or 29.3% in commercial real estate loans, an increase of $1.0 million or 5.0% in commercial loans and an increase in loans held for sale of $2.5 million or 15.4% was partially offset by a $20.6 million or 18.3% decrease in residential real estate loans which is mainly due to the sale of loans on the secondary market and where we are currently in the building cycle on our construction loans, $204 thousand or 1.7% decrease in consumer loans and a temporary, seasonal drop in municipal loans outstanding of $2.9 million or 27.7%.

Asset Quality. Union, like all financial institutions, is exposed to certain credit risks including those related to the value of the collateral that secures its loans and the ability of borrowers to repay their loans. Management closely monitors Union's loan and investment portfolios and other real estate owned for potential problems on a periodic basis and reports to Union's and the subsidiaries' Boards of Directors at regularly scheduled meetings.

Union had loans on nonaccrual status totaling $1.6 million at June 30, 2002, $1.8 million at December 31, 2001 and $1.9 million at June 30, 2001. Interest income not recognized on such loans amounted to approximately $317 thousand and $486 thousand as of June 30, 2002 and 2001, respectively and $450 thousand as of December 31, 2001.

Union had $1.1 million and $3.0 million in loans past due 90 days or more and still accruing at June 30, 2002 and December 31, 2001, respectively.
At June 30, 2002, Union had internally classified certain loans totaling $1.7 million. In management's view, such loans represent a higher degree of risk and could become nonperforming loans in the future. While still on a performing status, in accordance with Union's credit policy, loans are internally classified when a review indicates one or more of the following conditions makes the likelihood of collection uncertain:

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

At June 30, 2002, Union had acquired by foreclosure or through repossession real estate worth $1.256 million consisting of 4 commercial properties, 1 piece of undeveloped land and 4 residential homes.

Allowance for Loan Losses. Some of Union's loan customers ultimately do not make all of their contractually scheduled payments, requiring Union to charge off a portion or all of the remaining principal balance due. Union maintains an allowance for loan losses to absorb such losses. The allowance for loan losses is maintained at a level, which in Management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on Management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. While Union allocates the allowance for loan losses based on the percentage category to total loans, the portion of the allowance for loan losses allocated to each category does not represent the total available for future losses which may occur within the loan category since the total allowance for possible loan losses is a valuation reserve applicable to the entire portfolio.

The following table reflects activity in the allowance for loan losses for the three and six months ended June 30, 2002 and 2001:


                                       3 Months Ended, June 30     Six Months Ended, June 30,
                                       -----------------------     --------------------------
                                           2002       2001              2002       2001
                                           ----       ----              ----       ----
                                                       (dollars in thousands)

Balance at the beginning of period        $2,834     $2,859            $2,801     $2,863
Charge-offs:
  Real Estate                                  6         31                 6         31
  Commercial                                  16        133                63        171
  Consumer and other                          19         17                67         68
                                          ----------------------------------------------
      Total charge-offs                       41        181               136        270
                                          ----------------------------------------------
Recoveries:
  Real Estate                                  1          1                 7          1
  Commercial                                   1         14                11         17
  Consumer and other                          20         20                42         46
                                          ----------------------------------------------
      Total recoveries                        22         35                60         64
                                          ----------------------------------------------

Net charge-offs                              (19)      (146)              (76)      (206)
Provision for loan losses                    105         57               195        113
                                          ----------------------------------------------
Balance at end of period                  $2,920     $2,770            $2,920     $2,770
                                          ==============================================

The following table shows the breakdown of Union's allowance for loan losses by category of loan and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:


                                     June 30,             December 31,
                                       2002                   2001
                                ------------------     ------------------
                                         (dollars in thousands)

                                Amount     Percent     Amount     Percent
                                ------     -------     ------     -------

Real Estate
  Residential                   $  598      41.3%      $  610      41.3%
  Commercial                     1,448      36.8%       1,342      34.1%
  Construction                      96       3.8%         116       4.6%
Other Loans
  Commercial                       408       8.9%         421       9.1%
  Consumer installment             222       4.5%         253       4.9%
  Home equity loans                 29       1.5%          29       1.6%
  Municipal, Other and
   Unallocated                     119       3.2%          30       4.4%
  Total                         $2,920     100.0%      $2,801     100.0%
                                =======================================
Ratio of Net Charge Offs to
 Average Loans(1)                            .01%                  0.16%
                                           -----                  -----
Ratio of Allowance for Loan
 Losses to Loans                            1.15%                  1.12%
                                           -----                  -----

--------------------
<F1>  Annualized

Investment Activities. At June 30, 2002, the reported value of investment securities available-for-sale was $47.0 million or 14.1% of total assets. Union had no securities classified as held-to-maturity or trading securities. The reported value of securities available-for-sale at June 30, 2002, reflects a positive valuation adjustment of $883 thousand. The offset of this adjustment, net of income tax effect, was a $583 thousand increase in Union's other comprehensive income component of shareholders' equity and a decrease in net deferred tax assets of $300 thousand.

Deposits. The following table shows information concerning Union's deposits by account type, and the weighted average nominal rates at which interest was paid on such deposits as of June 30, 2002 and December 31, 2001:


                                        Six Months Ended, June 30              Year Ended December 31,
                                                  2002                                  2001
                                    ---------------------------------     ---------------------------------
                                                            (dollars in thousands)

                                                 Percent                               Percent
                                    Average      of Total     Average     Average      of Total     Average
                                    Amount       Deposits      Rate       Amount       Deposits      Rate
                                    -------      --------     -------     -------      --------     -------

Non-certificate deposits:
  Demand deposits                   $ 36,443      13.05%                  $ 35,251      13.07%
  Now accounts                        36,459      13.06%       1.17%        36,320      13.47%       1.63%
  Money Markets                       66,376      23.78%       2.02%        56,875      21.09%       3.50%
  Savings                             37,554      13.45%       1.34%        35,642      13.21%       2.13%
                                    -------------------                   -------------------
Total non-certificate deposits:      176,832      63.34%                   164,088      60.84%
                                    -------------------                   -------------------
Certificates of deposit:
  Less than $100,000                  73,720      26.41%       3.65%        76,641      28.42%       5.03%
  $100,000 and over                   28,614      10.25%       4.45%        28,954      10.74%       5.53%
                                    -------------------                   -------------------
Total certificates of deposit        102,334      36.66%                   105,595      39.16%
                                    -------------------                   -------------------

Total deposits                       279,166     100.00%       2.23%      $269,683     100.00%       3.26%
                                    =====================================================================

The following table sets forth information regarding the amounts of Union's certificates of deposit in amounts of $100,000 or more at June 30, 2002 and December 31, 2001 that mature during the periods indicated:


                          June 30, 2002     December 31, 2001
                          -------------     -----------------
                                (dollars in thousands)

      Within 3 months        $ 4,449             $ 6,288
      3 to 6 months            4,995              13,681
      6 to 12 months           8,547               3,189
      Over 12 months           3,266               6,711
                             ---------------------------
                             $21,255             $29,869
                             ===========================

Borrowings. Borrowings from the Federal Home Loan Bank of Boston were $12.8 million at June 30, 2002 at a weighted average rate of 3.82%. Borrowings from the Federal Home Loan Bank of Boston were $10.3 million at December 31, 2001 at a weighted average rate of 5.06%. The change between year end 2001 and the end of the second quarter of 2002 is a net increase of $2.5 million to fund loan demand.

Other Financial Considerations

Market Risk and Asset and Liability Management. Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and interest rates, foreign currency exchange rates, commodity prices and equity prices. Union's market risk arises primarily from interest rate risk inherent in its lending, investing and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. Union does not have any market risk sensitive instruments acquired for trading purposes. Union attempts to structure its balance sheet to maximize net interest income while controlling its exposure to interest rate risk. Union's Asset/Liability Committee formulates strategies to manage interest rate risk by evaluating the impact on earnings and capital of such factors as current interest rate forecasts and economic indicators, potential changes in such forecasts and indicators, liquidity, and various business strategies. Union's Asset/Liability Committee's methods for evaluating interest rate risk include an analysis of Union's interest-rate sensitivity "gap", which provides a static analysis of the maturity and repricing characteristics of Union's entire balance sheet, and a simulation analysis, which calculates projected net interest income based on alternative balance sheet and interest rate scenarios, including "rate shock" scenarios involving immediate substantial increases or decreases in market rates of interest.

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

Our interest rate sensitivity analysis (simulation) as of December 2001 for a flat rate environment projected a Net Interest Income of $7.4 million for the first six months of 2002 compared to actual results of $7.7 million in a flat rate environment, or a 4.1% difference. The Prime rate has remained constant throughout 2002 at 4.75%. Our results were stronger than anticipated because of continuing strong loan demand. Net income was projected to be $2.4 million in a flat rate environment compared to actual results of $2.3 million, the difference is mainly due to the write down on one commercial OREO property. Therefore, our results for the first six months of 2002 were close to our projections in a flat rate environment. Return on Assets was projected to be 1.43% in a flat rate environment and actual results were 1.35%. Return on Equity was projected to be 13.27% in a flat rate environment compared to actual of 12.06%.

The Company generally requires collateral or other security to support financial instruments with credit risk. As of June 30, 2002, the contract or notional amount of financial instruments whose contract amount represents credit risk were as follows rounded to the nearest thousand:


Commitments to extend credit                                   $28,019
                                                               -------
Standby letters of credit and commercial letters of credit     $ 1,046
                                                               -------
Credit Card arrangements                                       $ 2,038
                                                               -------
Home Equity Lines of Credit                                    $ 3,362
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

* fixed-rate mortgage-related securities and loans reflect estimated prepayments, which were estimated based on analyses of broker estimates, the results of a prepayment model utilized by Union, and empirical data;

* other non-mortgage-related fixed-rate loans reflect scheduled contractual amortization, with no estimated prepayments; and

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

The following tables show Union's rate sensitivity analysis as of June 30, 2002:


                                                                            June 30, 2002
                                                                     Cumulative repriced within
                                               3 Months     4 to 12     1 to 3       3 to 5       Over 5
                                               or Less      Months      Years        Years        Total        Total
                                               --------     -------     ------       ------       ------       -----
                                                              (dollars in thousands, by repricing date)

Interest sensitive assets:
  Federal funds sold and
   overnight deposits                          $ 2,821      $     0     $     0     $      0     $      0     $  2,821
  Interest bearing deposits                        395        1,383       1,454          495            0        3,727
  Investments available for sale (1)             2,524        7,088      17,233        8,294       11,130       46,269
  FHLB Stock                                         0            0           0            0        1,235        1,235
  Loans (fixed and
   adjustable rate)                             77,077       49,774      61,582       42,920       19,692      251,045
                                               -----------------------------------------------------------------------
      Total interest sensitive assets          $82,817      $58,245     $80,269     $ 51,709     $ 32,057     $305,097
                                               -----------------------------------------------------------------------

Interest sensitive liabilities:
  Certificates of deposit                      $24,350      $48,381     $18,077     $  2,417     $      3     $ 93,288
  Money markets                                 28,613            0           0            0       38,450       67,063
  Regular savings                                6,324            0           0            0       33,180       39,504
  Now accounts                                  31,151            0           0            0       11,634       42,785
  Borrowed funds                                 1,353        4,184       2,623        3,655          941       12,756
                                               -----------------------------------------------------------------------
      Total interest sensitive liabilities     $91,791      $52,565     $20,700     $  6,072     $ 84,208     $255,336
                                               -----------------------------------------------------------------------

Net interest rate sensitivity gap               (8,974)       5,680      59,569       45,637      (52,151)
Cumulative net interest rate
 sensitivity gap                                (8,974)      (3,294)     56,275      101,912       49,761
Cumulative net interest rate
 sensitivity gap as a
 percentage of total assets                      (2.69%)      (0.99%)     16.88%       30.57%       14.93%
Cumulative net interest rate sensitivity
 gap as a percentage of total
 interest-earning assets                         (2.94%)      (1.08%)     18.44%       33.40%       16.31%
Cumulative net interest rate sensitivity
 gap as a percentage of total
 interest-bearing liabilities                    (3.51%)      (1.29%)     22.04%       39.91%       19.49%

--------------------
<F1>  Investments available for sale exclude marketable equity securities with a fair value of $ 757,000 which may be sold by Union at any time.

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

                  INTEREST RATE SENSITIVITY ANALYSIS MATRIX
                                JUNE 30, 2002
                           (dollars in thousands)


                                                                 Return     Return
                                                                   on         on
   Year         Prime     Net Interest     Change      Net       Assets     Equity     Capital     Change
  Ending        Rate         Income          %        Income       %          %         Value        %
  ------        -----     ------------     ------     ------     ------     ------     -------     ------

December-02     7.75         16,073          4.61     5,458       1.60      14.58      24,253      -43.02
                4.75         15,365          0.00     4,977       1.46      13.36      42,565       00.00
                1.75         14,519         -5.50     4,406       1.30      11.88      58,512       37.46

December-03     7.75         18,690         15.62     6,948       1.99      17.37      21,841      -50.13
                4.75         16,164          0.00     5,252       1.51      13.56      43,799       00.00
                1.75         12,625        -21.90     2,887        .83       7.78      69,226       58.05

Liquidity. Liquidity is a measurement of Union's ability to meet potential cash requirements, including ongoing commitments to fund deposit withdrawals, repay borrowings, fund investment and lending activities, and for other general business purposes. Union's principal sources of funds are deposits, amortization and prepayment of loans and securities, maturities of investment securities and other short-term investments, sales of securities available-for-sale, and earnings and funds provided from operations. In addition, as members of the FHLB, Union's subsidiaries have access to preapproved lines of credit up to 16.52% of total assets.

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

Union's management monitors current and projected cash flows and adjusts positions as necessary to maintain adequate levels of liquidity. Although approximately 78% of Union's certificates of deposit will mature within twelve months, management believes, based upon past experience, that Union will retain a substantial portion of these deposits. Management will continue to offer a competitive but prudent pricing strategy to facilitate retention of such deposits. Any reduction in total deposits could be offset by purchases of federal funds, short-term FHLB borrowings, or liquidation of investment securities or loans held for sale. Such steps could result in an increase in Union's cost of funds and adversely impact the net interest margin.

Capital Resources. The total dollar value of Union's shareholders' equity is $37.9 million at June 30, 2002, compared to $37.2 million at year-end 2001. Union has 5 million shares of $2.00 par value common stock authorized. As of June 30, 2002, Union had 3,268,189 shares issued, of which 3,027,557 were outstanding and 240,632 shares were held in Treasury. Also as of June 30, 2002, there were outstanding employee incentive stock options with respect to 10,200 shares of Union's common stock, granted pursuant to Union's 1998 Incentive Stock Option Plan and a predecessor plan. Of the 50,000 shares authorized for issuance under the 1998 Plan, 42,000 shares remain available for future option grants. On October 17, 2001, the Company announced a stock repurchase plan. The Board of Directors has authorized the repurchase of up to 100,000 shares of common stock, or approximately 3.3% of the Company's outstanding shares. Shares are repurchased from time to time in the open market or in negotiated transactions as, in the judgement of management, market conditions warrant. The repurchase program is open for an unspecified period of time. To date we have repurchased 6,672 shares under this program.

Union Bank and Citizens (the Banks) are subject to various regulatory capital requirements administered by the federal banking agencies. Management believes, as of June 30, 2002 that the Banks meet all capital adequacy requirements to which they are subject.

As of June 30, 2002, the most recent notification from the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed either Bank's category.

The Banks' and the Company's actual capital amounts and ratios are presented in the table:


                                                                                           Minimums
                                                                                          To Be Well
                                                                     Minimums          Capitalized Under
                                                                    For Capital        Prompt Corrective
                                                Actual             Requirements        Action Provisions
                                           -----------------     -----------------     -----------------
                                           Amount     Ratio      Amount      Ratio     Amount      Ratio
                                           ------     -----      ------      -----     ------      -----
                                                              (dollars in thousands)

As of June 30, 2002:
Total capital to risk weighted assets
  Union Bank                               $27,725    16.75%     $13,242     8.0%      $16,552     10.0%
  Citizens                                  11,814    16.71%       5,656     8.0%        7,070     10.0%
  Consolidated                              40,712    17.20%      18,936     8.0%       23,670     10.0%

Tier I capital to risk weighted assets
  Union Bank                               $25,815    15.60%     $ 6,619     4.0%      $ 9,929      6.0%
  Citizens                                  10,928    15.46%       2,827     4.0%        4,241      6.0%
  Consolidated                              37,727    15.94%       9,467     4.0%       14,201      6.0%

Tier I capital to average assets
  Union Bank                               $25,815    11.23%     $ 9,195     4.0%      $11,494      5.0%
  Citizens                                  10,928    10.61%       4,120     4.0%        5,150      5.0%
  Consolidated                              37,727    11.32%      13,331     4.0%       16,664      5.0%

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information called for by this item is incorporated by reference in Management's Discussion and Analysis of Financial Condition and Results of Operations under the titlement "Other Financial Considerations" on pages 22 through 26 in this Form 10-Q.


PART II  OTHER INFORMATION


Item 1.  Legal Proceedings.

In the normal course of business, the Company's bank subsidiaries are involved in various legal proceedings incidental to their business, none of which management deems to be material to the Company's financial position.


Item 4.  Submission of Matters to a Vote of Security Holders.

The annual shareholders meeting was held on May 15, 2002. The only matter submitted to a vote by the shareholders was as follows:

      a) To fix the number of directors at ten for the ensuring year and to elect the following individuals as directors for the ensuing year:


                         Votes          Votes         Votes        Broker
       Nominee            For          Withheld     Abstained     Non-votes
       -------           -----         --------     ---------     ---------

Cynthia D. Borck          2,948,482      1,238         1,169           0
William T. Costa          2,948,416      1,304         1,169           0
Kenneth D. Gibbons        2,948,677      1,043         1,169           0
Franklin G. Hovey, II     2,946,291      3,429         1,169           0
Richard C. Marron         2,947,320      2,400         1,169           0
Robert P. Rollins         2,949,720          0         1,169           0
Jerry S. Rowe             2,949,720          0         1,169           0
Richard C. Sargent        2,947,601      2,119         1,169           0
W. Arlen Smith            2,948,677      1,043         1,169           0
John H. Steel             2,949,720          0         1,169           0


Item 6:  EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits
      99.1 Certification of the Chief Executive Officer and the Chief Financial Officer

(b)   Current Reports on Form 8-K
      1.  Report to Shareholders on Second Quarter Results filed on
          July 19, 2002
      2. Press Releases announcing dividend declaration and second quarter earnings filed on July 8, 2002


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 2002                        Union Bankshares, Inc.

                                       s/ Kenneth D. Gibbons
                                       ------------------------------------
                                       Kenneth D. Gibbons
                                       Director and Chief Executive Officer

                                       s/ Marsha A. Mongeon
                                       ------------------------------------
                                       Marsha A. Mongeon
                                       Chief Financial Officer and
                                       Treasurer
                                       (Principal Accounting Officer)

                                EXHIBIT INDEX

99.1       Certification of the Chief Executive Officer and the Chief
           Financial Officer