Form 10-Q/A
period 2002-06-30
UNION BANKSHARES INC
filed 2002-08-19
CIK 706863

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

                           UNION BANKSHARES, INC.
                              TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                      3

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.                         20

Signatures                                                         20

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

Gross loans and loans held for sale have been increased $3.0 million or 1.2% since December 31, 2001. An increase of $5.0 million or 6.4% in commercial real estate loans, an increase of $1.0 million or 4.6% in commercial loans and an increase in loans held for sale of $2.5 million or 15.4% was partially offset by a $1.9 million or 1.7% decrease in residential real estate loans which is mainly due to the sale of loans on the secondary market and where we are currently in the building cycle on our construction loans, $691 thousand or 5.7% decrease in consumer loans and a temporary, seasonal drop in municipal loans outstanding of $2.9 million or 27.7%.

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

August 19, 2002                        Union Bankshares, Inc.

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