Form 10-Q
period 2002-09-30
UNION BANKSHARES INC
filed 2002-11-14
CIK 706863

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


             For the quarterly period ended:  September 30, 2002

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

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes       No   X
                                                 -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 8, 2002:

      Common Stock, $2 par value                  3,027,757 shares

                           UNION BANKSHARES, INC.
                              TABLE OF CONTENTS


PART 1  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Consolidated Financial Statements.
  Union Bankshares, Inc. and Subsidiaries
  Consolidated Balance Sheets                                                 3
  Consolidated Statements of Income                                           4
  Consolidated Statements of Changes in Stockholders' Equity                  5
  Consolidated Statements of Cash Flows                                       6
Notes to Consolidated Financial Statements                                    8

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                             10
Item 3.  Quantitative and Qualitative Disclosures About Market Risk          27
Item 4.  Controls and Procedures                                             27

PART II  OTHER INFORMATION

  Item 1.  Legal Proceedings.                                                28
  Item 6.  Exhibits and Reports on Form 8-K                                  28

Signatures                                                                   28
Certifications                                                               29

Union Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)


                                                               September 30,     December 31,
(Dollars in Thousands)                                             2002              2001
                                                               -------------     ------------

Assets
  Cash and due from banks                                        $ 15,787          $ 13,926
  Federal funds sold and overnight deposits                         6,237             7,630
                                                                 --------------------------
      Cash and Cash Equivalents                                    22,024            21,556
  Interest bearing deposits                                         3,728             4,700
  Securities available-for-sale                                    48,155            49,613
  Federal Home Loan Bank stock                                      1,235             1,064
  Loans held for sale                                              19,308            16,333
  Loans                                                           243,972           234,874
    Unearned net loan fees                                           (255)             (263)
    Allowance for loan losses                                      (2,936)           (2,801)
                                                                 --------------------------
      Loans, net                                                  240,781           231,810
                                                                 --------------------------
  Accrued interest receivable                                       1,925             2,037
  Premises and equipment, net                                       4,729             4,156
  Other real estate owned, net                                      1,081             1,296
  Other assets                                                      5,148             4,910
                                                                 --------------------------

      Total assets                                               $348,114          $337,475
                                                                 ==========================

Liabilities and Stockholders' equity:

Liabilities:
  Deposits:
    Non-interest bearing                                         $ 40,614          $ 39,547
    Interest bearing                                              253,179           246,175
                                                                 --------------------------
      Total Deposits                                              293,793           285,722
  Borrowed funds                                                   11,387            10,344
  Accrued interest and other liabilities                            4,401             4,194
                                                                 --------------------------
      Total liabilities                                           309,581           300,260
                                                                 --------------------------

Stockholders' Equity:
  Common stock, $2 par value; 5,000,000 shares authorized;
   3,268,189 shares issued at 9/30/02 and 12/31/01                  6,536             6,536
  Paid-in capital                                                     277               277
  Retained earnings                                                32,734            31,629
  Treasury stock at cost (240,632 shares at 9/30/02 and
   12/31/01)                                                       (1,722)           (1,722)
  Accumulated other comprehensive income                              708               495
                                                                 --------------------------
      Total stockholders' equity                                   38,533            37,215
                                                                 --------------------------

      Total liabilities and stockholders' equity                 $348,114          $337,475
                                                                 ==========================

The accompanying notes are an integral part of the consolidated unaudited financial statements

Union Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)


                                                                Three Months Ended           Nine Months Ended
                                                                   September 30,               September 30,
                                                              -----------------------     -----------------------
(Dollars in Thousands)                                          2002          2001          2002          2001
                                                                ----          ----          ----          ----

Interest income:
  Interest and fees on loans                                  $   4,863     $   5,186     $  14,423     $  15,458
  Interest and dividends on investment securities                   642           760         1,991         2,369
  Interest on federal funds sold and overnight
   deposits                                                          30            98            84           278
  Interest on interest bearing deposits                              48            41           150           101
                                                              ---------------------------------------------------
                                                                  5,583         6,085        16,648        18,206
                                                              ---------------------------------------------------
Interest expense:
  Interest on deposits                                            1,428         2,174         4,516         6,916
  Interest on federal funds purchased                                 0             1             3             4
  Interest on borrowed funds                                        118           156           375           399
                                                              ---------------------------------------------------
                                                                  1,546         2,331         4,894         7,319
                                                              ---------------------------------------------------

      Net interest income                                         4,037         3,754        11,754        10,887

Provision for loan losses                                            95            86           290           199
                                                              ---------------------------------------------------

      Net interest income after provision for loan losses         3,942         3,668        11,464        10,688
                                                              ---------------------------------------------------

Other income:
  Trust income                                                        7            54           123           204
  Service fees                                                      647           600         1,841         1,786
  Gain (loss) on sale of securities                                   0             5            (3)           79
  Gain on sale of loans                                             272             1           308            74
  Other                                                              45            (9)          119             7
                                                              ---------------------------------------------------
                                                                    971           651         2,388         2,150
                                                              ---------------------------------------------------
Other expenses:
  Salaries and wages                                              1,299         1,210         3,835         3,510
  Pension and employee benefits                                     382           332         1,187         1,007
  Occupancy expense, net                                            165           149           492           487
  Equipment expense                                                 232           212           648           625
  Net operation of Other Real Estate Owned                          153            14           497            44
  Other expense                                                     720           661         2,125         2,043
                                                              ---------------------------------------------------
                                                                  2,951         2,578         8,784         7,716
                                                              ---------------------------------------------------

  Income before income tax expense                                1,962         1,741         5,068         5,122

Income tax expense                                                  566           519         1,420         1,487
                                                              ---------------------------------------------------

  Net income                                                  $   1,396     $   1,222     $   3,648     $   3,635
                                                              ===================================================

Earnings per common share                                     $    0.46     $    0.41     $    1.20     $    1.20
                                                              ===================================================

Weighted average number of common
 shares outstanding                                           3,027,557     3,033,842     3,027,557     3,031,133
                                                              ===================================================

Dividends declared per share                                  $    0.28     $    0.26     $    0.84     $    0.78
                                                              ===================================================

The accompanying notes are an integral part of the consolidated unaudited financial statements

Union Bankshares, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)


                                                                                                Accumulated
                                                                                                    Other            Total
                                           Common    Paid-in Capital    Retained    Treasury    Comprehensive    Stockholders'
                                           Stock        & Surplus       Earnings     Stock         Income           Equity
                                           ------    ---------------    --------    --------    -------------    -------------
                                                                         (Dollars in Thousands)

Balance, December 31, 2001                 $6,536         $277          $31,629     $(1,722)        $495            $37,215

Net income                                      -            -            3,648           -            -              3,648
Change in net unrealized gain on
 securities available-for-sale, net of
 reclassification adjustment and tax
 effects.                                       -            -               -            -          213                213
                                                                                                                    -------

Comprehensive income                            -            -               -            -            -              3,861
                                                                                                                    -------

Cash dividends declared
 ($0.84 per share)                              -            -          (2,543)           -            -             (2,543)
                                           --------------------------------------------------------------------------------

Balance September 30, 2002                 $6,536         $277         $32,734      $(1,722)        $708            $38,533
                                           ================================================================================

The accompanying notes are an integral part of the consolidated unaudited financial statements


Union Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(UNAUDITED)

                                                                    Year to Date
                                                           -------------------------------
                                                           September 30,     September 30,
                                                               2002              2001
                                                           -------------     -------------
                                                               (Dollars in Thousands)

Cash Flows From Operating Activities
  Net Income                                                  $ 3,648          $  3,635
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation                                                  477               462
    Provision for loan losses                                     290               199
    Provision (credit) for deferred income taxes                 (132)             (213)
    Net amortization on securities                                137                51
    Equity in losses of limited partnerships                       93                47
    Write-downs of other real estate owned                        275                 0
    Increase (decrease) in unamortized loan fees                   (8)               14
    Increase in loans held for sale                            (2,667)           (2,423)
    Decrease in accrued interest receivable                       112               484
    Increase in other assets                                     (291)             (572)
    Increase in income taxes                                      188               365
    Decrease in accrued interest payable                         (357)               (4)
    Increase in other liabilities                                 630               253
    Loss (gain) on sale of securities                               3               (79)
    Gain on sale of loans                                        (308)              (74)
    (Gain) loss on sale of OREO                                   (21)               16
    Loss (gain)on disposal of fixed assets                         (1)                9
                                                              -------------------------
      Net cash provided by operating activities                 2,068             2,170

Cash Flows From Investing Activities
  Interest bearing deposits
    Sales and maturities                                        1,964               685
    Purchases                                                    (992)           (2,563)
  Securities available for sale
    Maturities and redemptions                                 12,733            22,943
    Purchases                                                 (11,089)          (16,781)
  Purchase of Federal Home Loan Bank Stock                       (171)              (47)
  Increase in loans, net                                       (9,406)          (19,576)
  Recoveries of loans charged off                                  82                81
  Purchases of premises and equipment, net                     (1,049)             (525)
  Investment in limited partnerships                             (254)             (136)
  Proceeds from sale of OREO                                        0               106




  Proceeds from sale of repossessed property                       11                21
                                                              -------------------------

      Net cash used in investing activities                    (8,171)          (15,792)

Cash Flows From Financing Activities
  Borrowings, net of repayments                                 1,043             3,342
  Proceeds from exercise of stock options                           0                41
  Net increase in non-interest bearing deposits                 1,067            15,422
  Net increase in interest bearing deposits                     7,004             5,163
  Dividends paid                                               (2,543)           (2,364)
                                                              -------------------------

      Net cash provided by financing activities                 6,571            21,604

      Increase in cash and cash equivalents                   $   468          $  7,982
Cash and cash equivalents
  Beginning                                                   $21,556          $ 11,423

  Ending                                                      $22,024          $ 19,405

Supplemental Disclosure of Cash Flow Information:
  Interest Paid                                               $ 5,251          $  7,324
                                                              =========================

  Income Taxes Paid                                           $ 1,040          $  1,335
                                                              =========================

Supplemental Schedule of Noncash Investing and
 Financing Activities:

  Other Real Estate Acquired in Settlement of Loans           $ 1,209          $     85
                                                              =========================

  Repossessed Property Acquired in Settlement of Loans        $    32          $     13
                                                              =========================

  Loans Originated to Finance the Sale of Other Real
   Estate Owned                                               $(1,170)         $      0
                                                              =========================

  Total Change in Unrealized Gain (Loss) on Securities
   Available-For-Sale                                         $   326          $  1,375
                                                              =========================

The accompanying notes are an integral part of the consolidated unaudited financial statements

                           UNION BANKSHARES, INC.

                       NOTES TO FINANCIAL STATEMENTS:


Note 1. The accompanying interim unaudited consolidated financial statements of Union Bankshares, Inc. (the Company) for the interim periods ended September 30, 2002 and 2001 and for the quarters then ended have been prepared in accordance with U.S. generally accepted accounting principles and the accounting policies described in the Company's Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31,
2001.   In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information contained herein have been made. Certain amounts reported in prior periods have been reclassified for comparative purposes. This information should be read in conjunction with the Company's 2001 Annual Report to Shareholders, 2001 Annual Report on Form 10-K, and current reports on Form 8-K.


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


Note 4.  New Accounting Pronouncements
In October 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 147, "Acquisitions of Certain Financial Institutions". SFAS No. 147 amends previously issued guidance regarding the accounting and reporting for the acquisition of all or part of a financial institution. The statement also provides guidance on the accounting for the impairment or disposal of core deposits and is effective for acquisitions after October 1, 2002. Management has determined there is no current impact from this statement on the Company's financial statements.

Note 5.  Reportable Segments
The Company has two reportable operating segments, Union Bank (Union) and Citizens Savings Bank and Trust Company (Citizens). Management regularly evaluates separate financial information for each segment in deciding how to allocate resources and in assessing performance.

The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

Information about reportable segments, and the reconciliation of such information to the consolidated financial statements as of and for the periods ended September 30, 2002 and 2001 follows:


                                                      (dollars in thousands)
                                                           Intersegment               Consolidated
2002                              Union       Citizens     Elimination      Other        Totals
--------------------------------------------------------------------------------------------------

Interest income                  $ 11,412     $  5,236         $  0         $   0       $ 16,648
Interest expense                    3,131        1,762            0             1          4,894
Provision for loan loss               135          155            0             0            290
Service fee income                  1,446          395            0             0          1,841
Income tax expense (benefit)        1,092          401            0           (73)         1,420
Net income (loss)                   2,946          820            0          (118)         3,648
Assets                            240,477      107,230          (33)          440        348,114


                                                      (dollars in thousands)
                                                           Intersegment               Consolidated
2001                              Union       Citizens     Elimination      Other        Totals
--------------------------------------------------------------------------------------------------


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

                                   GENERAL

The following discussion and analysis provides information regarding Union Bankshares, Inc.'s (Union's or the Company's) financial position as of September 30, 2002 and as of December 31, 2001, and its results of operations for the three and nine months ended September 30, 2002 and 2001. This discussion should be read in conjunction with the information in this document under Financial Statements and related notes and with other financial data appearing elsewhere in this filing. In the opinion of Union's management, the interim unaudited data reflects all adjustments, consisting only of normal recurring adjustments, necessary to fairly present Union's consolidated financial position and results of operations to be expected for the interim period. Management is not aware of the occurrence of any events after September 30, 2002, which would materially affect the information presented.

Union's common stock was listed on the American Stock Exchange on July 13, 2000 with an opening price of $15.125 and it closed on November 8, 2002 at $22.25.

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

By their very nature, forward-looking statements are subject to uncertainties, both general and specific, and risk exists those predictions, forecasts, projections and other estimates contained in forward-looking statements will not be achieved. Also when we use any of the words "believes," "expects," "anticipates," "intend," "plan," "seek", "estimate" or similar expressions, we are making forward-looking statements. Many possible events or factors, including those beyond the control of management, could affect the future financial results and performance of our company. This could cause results or performance to differ materially from those expressed in our forward-looking statements. The possible events or factors that might affect our forward-looking statements include, but are not limited to, the following:

*     uses of monetary, fiscal and tax policy by various governments
* political, legislative or regulatory developments in Vermont, New Hampshire or the United States including changes in laws concerning accounting, taxes, banking and other aspects of the financial services industry
* developments in general economic or business conditions, including interest rate fluctuations, market fluctuations and perceptions, and inflation and their effect on the Company or its customers
* changes in the competitive environment for financial services organizations
*     the Company's ability to retain key personnel

*     changes in technology including demands for greater automation
*     acts of terrorism
*     adverse changes in the securities market
* unanticipated lower revenues, loss of customers or business or higher operating expenses
* the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities

When relying on forward-looking statements to make decisions with respect to the Company, investors and others are cautioned to consider these and other risks and uncertainties.

                            RESULTS OF OPERATIONS

The Company's net income for the quarter ended September 30, 2002 was $1.4 million, compared with net income of $1.2 million for the third quarter of 2001. Net income per share was $.46 for the third quarter of 2002 compared to $.41 for the same quarter of 2001. Net income for the first nine months of 2002 and 2001 was $3.6 million. Net income per share was $1.20 for the first nine months of 2002 and 2001.

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


                                                                Three months ended September 30,
                                                           2002                                  2001
                                             ---------------------------------     ---------------------------------
                                                          Interest     Average                  Interest     Average
                                             Average      Earned/      Yield/      Average      Earned/      Yield/
                                             Balance        Paid        Rate       Balance        Paid        Rate
                                             -------      --------     -------     -------      --------     -------
                                                                     (dollars in thousands)

Average Assets:
  Federal funds sold and
   overnight deposits                        $  7,633     $    30       1.55%      $ 11,109     $    98       3.53%
  Interest bearing deposits                     3,854          48       4.93%         3,247          41       5.05%
  Investments (1), (2)                         46,570         642       5.75%        50,500         760       6.23%
  Loans, net (1), (3)                         256,558       4,863       7.59%       238,288       5,186       8.78%
                                             --------     -------       -----      --------     -------       ----
Total interest-earning assets (1)             314,615       5,583       7.14%       303,144       6,085       8.12%

Cash and due from banks                        12,655                                 9,965
Premises and equipment                          4,808                                 3,819
Other assets                                    8,824                                 6,544
                                             --------                              --------
      Total assets                           $340,902                              $323,472
                                             ========                              ========

Average Liabilities and
 Shareholders' Equity:
  Now accounts                               $ 39,082     $   105       1.07%      $ 36,769     $   144       1.57%




  Savings and money market accounts           106,379         426       1.59%        92,977         678       2.92%
  Certificates of deposit                     104,150         897       3.42%       107,224       1,352       5.04%
  Borrowed funds                               11,761         118       3.94%        10,421         157       6.03%
                                             --------     -------       -----      --------     -------       ----
      Total interest-bearing liabilities      261,372       1,546       2.34%       247,391       2,331       3.77%

Non-interest bearing deposits                  39,088                                36,767
Other liabilities                               3,534                                 3,569
                                             --------                              --------
      Total liabilities                       303,994                               287,727

Shareholders' equity                           36,908                                35,745
                                             --------                              --------
      Total liabilities and
       shareholders' equity                  $340,902                              $323,472
                                             ========                              ========

Net interest income (1)                                   $ 4,037                               $ 3,754
                                                          =======                               =======

Net interest spread (1)                                                 4.80%                                 4.35%
                                                                        ====                                  ====

Net interest margin (1)                                                 5.19%                                 5.05%
                                                                        ====                                  ====

--------------------
<F1>  Average yield reported on a tax-equivalent basis.
<F2>  The average balance of investments is calculated using the amortized cost basis.
<F3>  Includes loans held for sale and is net of unearned income and allowance for loan losses.


                                                                 Nine months ended September 30,
                                                           2002                                  2001
                                             ---------------------------------     ---------------------------------
                                                          Interest     Average                  Interest     Average
                                             Average      Earned/      Yield/      Average      Earned/      Yield/
                                             Balance        Paid        Rate       Balance        Paid        Rate
                                             -------      --------     -------     -------      --------     -------
                                                                     (dollars in thousands)

Average Assets:
  Federal funds sold and
   overnight deposits                        $  7,093     $    84       1.58%      $  8,821     $   278       4.20%
  Interest bearing deposits                     4,126         150       4.87%         2,459         101       5.48%
  Investments (1), (2)                         46,679       1,991       5.92%        51,659       2,369       6.31%
  Loans, net (1), (3)                         251,439      14,423       7.74%       230,978      15,458       9.02%
                                             --------     -------       -----      --------     -------       ----
Total interest-earning assets (1)             309,337      16,648       7.29%       293,917      18,206       8.37%

Cash and due from banks                        12,667                                 9,941
Premises and equipment                          4,641                                 3,908
Other assets                                    8,876                                 5,803
                                             --------                              --------
      Total assets                           $335,521                              $313,569
                                             ========                              ========

Average Liabilities and
 Shareholders' Equity:
  Now accounts                               $ 37,333     $   317       1.13%      $ 34,985     $   454       1.73%
  Savings and money market accounts           104,746       1,340       1.71%        90,246       2,193       3.24%
  Certificates of deposit                     102,939       2,859       3.71%       105,965       4,269       5.37%
  Borrowed funds                               12,567         378       3.99%         9,187         403       5.85%
                                             --------     -------       -----      --------     -------       ----
      Total interest-bearing liabilities      257,585       4,894       2.54%       240,383       7,319       4.06%

Non-interest bearing deposits                  37,325                                34,394
Other liabilities                               3,719                                 3,537
                                             --------                              --------
      Total liabilities                       298,629                               278,314

Shareholders' equity                           36,892                                35,255
                                             --------                              --------
      Total liabilities and
       shareholders' equity                  $335,521                              $313,569
                                             ========                              ========

Net interest income (1)                                   $11,754                               $10,887
                                                          =======                               =======




Net interest spread (1)                                                 4.75%                                 4.31%
                                                                        ====                                  ====

Net interest margin (1)                                                 5.17%                                 5.05%
                                                                        ====                                  ====

--------------------
<F1>  Average yield reported on a tax-equivalent basis.
<F2>  The average balance of investments is calculated using the amortized cost basis.
<F3>  Includes loans held for sale and is net of unearned income and allowance for loan losses.

Union's net interest income increased by $283 thousand, or 7.5%, to $4.04 million for the three months ended September 30, 2002, from $3.75 million for the three months ended September 30, 2001. The net interest spread increased by 45 basis points to 4.80% for the three months ended September 30, 2002, from 4.35% for the three months ended September 30, 2001 as interest rates paid on most liabilities and earned on most assets moved downward in response to earlier decreases in the prime rate. The net interest margin for the 2002 period increased 14 basis points to 5.19% from the 2001 period at 5.05%.

Union's net interest income year to date was $11.7 million compared to the prior year of $10.9 million or an increase of 8.0% between the two years. The net interest spread increased by 44 basis points to 4.75% for the nine months ended September 30, 2002 from 4.31% for the nine months ended September 30, 2001. This increase was fueled by the eight decreases in the prime rate since January 1, 2001 which had taken it from 9.50% to 4.75% by December, 2001. The net interest margin for the 2002 period increased to 5.17% from 5.05% for the 2001 period or an increase of 12 basis points. A decrease in prime rate is not necessarily beneficial to Union in the near term, see Management's Discussion and Analysis "Other Financial Considerations - Market Risk and Asset and Liability Management."

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


                                                Three Months Ended September 30, 2002 Compared
                                                   to Three Months Ended September 30, 2001
                                                ----------------------------------------------
                                                     Increase/(Decrease) Due to Change In
                                                ----------------------------------------------
                                                      Volume        Rate         Net
                                                      ------        ----         ---
                                                           (dollars in thousands)

Interest-earning assets:
  Federal funds sold and overnight deposits           $  (30)     $   (38)     $   (68)
  Interest bearing deposits                                8           (1)           7
  Investments                                            (62)         (56)        (118)
  Loans, net                                             427         (750)        (323)
                                                      --------------------------------
      Total interest-earning assets                      343         (845)        (502)
Interest-bearing liabilities:
  Now accounts                                            10          (49)         (39)
  Savings and money market accounts                      102         (354)        (252)
  Certificates of deposit                                (35)        (420)        (455)
  Borrowed funds                                          22          (61)         (39)
                                                      --------------------------------
      Total interest-bearing liabilities                  99         (884)        (785)
                                                      --------------------------------
Net change in net interest income                     $  244      $    39      $   283
                                                      ================================





                                                Nine Months Ended September 30, 2002 Compared
                                                   to Nine Months Ended September 30, 2001
                                                ---------------------------------------------
                                                     Increase/(Decrease) Due to Change In
                                                ---------------------------------------------
                                                      Volume        Rate         Net
                                                      ------        ----         ---
                                                           (dollars in thousands)

Interest-earning assets:
  Federal funds sold and overnight deposits           $  (54)     $  (140)     $  (194)
  Interest bearing deposits                               68          (19)          49
  Investments                                           (239)        (139)        (378)
  Loans, net                                           1,376       (2,411)      (1,035)
                                                      --------------------------------
      Total interest-earning assets                    1,151       (2,709)      (1,558)
Interest-bearing liabilities:
  Now accounts                                            30         (167)        (137)
  Savings and money market accounts                      348       (1,201)        (853)
  Certificates of deposit                               (127)      (1,283)      (1,410)
  Borrowed funds                                         149         (174)         (25)
                                                      --------------------------------
      Total interest-bearing liabilities                 400       (2,825)      (2,425)
                                                      --------------------------------
Net change in net interest income                     $  751      $   116      $   867
                                                      ================================

Quarter Ended September 30, 2002 compared to Quarter Ended September 30,
2001.

Interest and Dividend Income. Union's interest and dividend income decreased by $502 thousand or 8.2%, to $5.6 million for the three months ended September 30, 2002, from $6.1 million for the three months ended September 30, 2001. Average earning assets increased by $11.5 million, or 3.8%, to $314.6 million for the three months ended September 30, 2002, from $303.1 million for the three months ended September 30, 2001. Average loans approximated $256.6 million for the three months ended September 30, 2002 up from $238.3 million for the three months ended September 30, 2001. The $8.1 million, or 9.0% increase in residential real estate secured loans, the $10.8 million, or 9.3% increase in commercial and commercial real estate loans, and the $2.1 million increase in municipal loans was partially offset by the $1.7 million, or 13.3% decrease in personal loans and the $527 thousand, or 4.6% decrease in construction loans. A conscious decision to retain a number of loans underwritten for sale in our portfolio accounts for a portion of the increase in both the residential real estate and commercial loan portfolios. The decrease in personal loans is due in part to a late 1998 decision to exit the indirect lending business at Citizens.

The average balance of investment securities (including mortgage-backed securities) decreased by $3.9 million, or 7.8%, to $46.6 million for the three months ended September 30, 2002, from $50.5 million for the three months ended September 30, 2001. The average balance in interest bearing deposits increased by $.6 million to $3.8 million from $3.2 million or 18.7%. The average level of federal funds sold and overnight deposits decreased by $3.5 million or 31.3%, to $7.6 million for the three months ended September 30, 2002, from $11.1 million for the three months ended September 30, 2001. The net decrease in the investment portfolio, federal funds sold and overnight deposits, and interest bearing deposits in 2002 reflects the continuing growth in our loan portfolio. Interest income from non-loan instruments was $.7 million in 2002 compared to $.9 million for 2001, which is explained by the $6.8 million decrease in volume and the drop in interest rates.

Interest Expense. Union's interest expense decreased by $785 thousand, or 33.7%, to $1.5 million for the three months ended September 30, 2002 from $2.3 million for the three months ended September 30, 2001. Average interest-bearing liabilities increased by $14.0 million, or 5.7% to $261.4 million for the three months ended September 30, 2002, from $247.4 million for the three months ended September 30, 2001. Average time deposits decreased $3.0 million, or 2.8%, to $104.2 million for the three months ended September 30, 2002, from $107.2 million for the three months ended September 30, 2001. The average balances for money market and saving accounts increased by $13.4 million, or 14.4% to $106.4 million for the three months ended September 30, 2002, from $93.0 million for the three months ended.

September 30, 2001. The average balance in Now accounts rose $2.3 million or 6.3% from $36.8 million to $39.1 million. Customers have maintained very liquid positions during the last 2 years as they anticipate that interest rates paid on all deposit instruments will rise.

The average balance on funds borrowed has increased from $10.4 million on average in 2001 to $11.8 million in 2002 as Union's subsidiaries took some short term Federal Home Loan Bank borrowings during the second quarter of 2002 to fund loan demand.

Noninterest Income. Union's noninterest income increased $320 thousand, or 49.2%, to $971 thousand for the three months ended September 30, 2002, from $651 thousand for the three months ended September 30, 2001. Trust department income decreased to $7 thousand in the third quarter of 2002 from $54 thousand in the same period of 2001 or an 87% decrease primarily due to the decline in interest rates and the stock market as the majority of fee income is based on the asset's market value. There was a $272 thousand gain on Sale of Loans for 2002 versus $1 thousand for 2001 as Union chose to sell low rate, long term loans on the secondary market during the third quarter of 2002. Service fees (sources of which include, among others, deposit and loan servicing fees, ATM fees, and safe deposit fees) increased by $47 thousand, or 7.8%, to $647 thousand for the three months ended September 30, 2002, from $600 thousand for the three months ended September 30, 2001.

Noninterest Expense. Union's noninterest expense increased $373 thousand, or 14.5%, to $3.0 million for the three months ended September 30, 2002, from $2.6 million for the three months ended September 30, 2001. Salaries increased $89 thousand, or 7.4%, to $1.3 million for the three months ended September 30, 2002, from $1.2 million for the three months ended September 30, 2001, reflecting normal salary activity, growth and the addition of the new Fairfax, Vermont branch. Pension and employee benefits increased $50 thousand or 15.1% to $382 thousand for the three months ended September 30, 2002, from $332 thousand for the three months ended September 30, 2001 mainly due to a $51 thousand increase in employee insurance plans expense, mainly health insurance costs. Occupancy expense for the quarter was $165 thousand, up $16 thousand or 10.7% from $149 thousand in the third quarter of 2001. The increase was across the majority of individual line items between quarters. Equipment expense increased $20 thousand, or 9.4% to $232 thousand for the three months ended September 30, 2002, from $212 thousand for the same period in 2001 primarily resulting from increased depreciation cost on computer equipment and software which are depreciated as an expense over a time period of three to five years. Net operation of other real estate owned was $153 thousand for the quarter up from $14 thousand for the corresponding quarter in 2001. This increase of $139 thousand is principally due to the cost of remediating one property for $80 thousand and a $25 thousand writedown on an Other Real Estate Owned (OREO) property. Other operating expense for the quarter was $720 thousand up from $661 thousand for the same quarter in 2001. The increase of $59 thousand, or 8.9%, is mainly due to the increase in legal fees from $15 thousand to $28 thousand, increase in amortization of low income housing investments from $16 thousand to $31 thousand and a $9 thousand increase in checking accounts charged off.

Income Tax Expense. Union's income tax expense increased by $47 thousand, or 9.1%, to $566 thousand for the three months ended September 30, 2002, from $519 thousand for the comparable period of 2001 because of increased income before taxes partially offset by the increased federal income tax credits available to us in 2002 due to investments in low income housing projects.

Year to Date September 30, 2002 compared to Year to Date September 30,
2001.

Interest and Dividend Income. Union's interest and dividend income decreased by $1.5 million, or 8.6%, to $16.6 million for the nine months ended September 30, 2002, from $18.2 million for the nine months ended September 30, 2001. Average earning assets increased by $15.4 million, or 5.2%, to $309.3 million for the nine months ended September 30, 2002, from $293.9 million for the nine months ended September 30, 2001. Average loans approximated $251.4 million for the nine months ended September 30, 2002 up from $231.0 million for the nine months ended September 30, 2001. The $9.3 million or 10.6% increase in residential real estate secured loans and the $14.3 million or 13.0% increase in commercial loans was partially offset by the $1.9 million or 13.7% decrease in personal loans and a $732 thousand, or 7.0% decrease in construction loans to $9.7 million. A conscious decision to retain a portion of loans underwritten for sale in our portfolio accounts for the majority of the increase in both the residential real estate and commercial loan portfolios. The decrease in personal loans is due in part to a late 1998 decision to exit the indirect lending business at Citizens.

The average balance of investment securities (including mortgage-backed securities) decreased by $5.0 million, or 9.6%, to $46.7 million for the nine months ended September 30, 2002, from $51.7 million for the nine months ended September 30, 2001. The average level of federal funds sold and overnight deposits decreased by $1.7 million or 19.6%, to $7.1 million for the nine months ended September 30, 2002, from $8.8 million for the nine months ended September 30, 2001. The average balance in interest bearing deposits increased by $1.6 million to $4.1 million from $2.5 million, or 67.8% increase. The decrease in the investment portfolio, federal funds sold and interest bearing deposits in 2002 reflects the continuing growth in our loan portfolio. Interest income from non-loan instruments was $2.2 million for 2002 and $2.7 million for 2001 reflecting the decrease in yields and the overall decrease in volume.

Interest Expense. Union's interest expense decreased by $2.4 million, or 33.1%, to $4.9 million for the nine months ended September 30, 2002 from $7.3 million for the nine months ended September 30, 2001. Average interest-bearing liabilities increased by $17.2 million, or 7.2%, to $257.6 million for the nine months ended September 30, 2002, from $240.4 million for the nine months ended September 30, 2001. Average time deposits were $102.9 million for the nine months ended September 30, 2002 and $106.0 million for the nine months ended September 30, 2001, or a decrease of 2.9%. The average balances for money market and savings accounts increased by $14.5 million, or 16.1% to $104.7 million for the nine months ended September 30, 2002, from $90.2 million for the nine months ended September 30, 2001. The 6.7% increase in Now accounts brought the average balance up to $37.3 million from $35.0 million. Customers have maintained very liquid positions during the last 2 years as they anticipate the interest rates paid on all deposit instruments will rise.

The average balance on funds borrowed has increased from $9.2 million in 2001 to $12.6 million in 2002 as Union's subsidiaries took some short-term Federal Home Loan Bank advances during the second quarter of 2002 to fund loan demand.

Noninterest Income. Union's noninterest income increased $238 thousand, or 11.1%, to $2.4 million for the nine months ended September 30, 2002 from $2.2 million for the nine months ended September 30, 2001. The results for the period reflected a net loss of $3 thousand from the sale of securities compared to a $79 thousand gain from sales during 2001. Trust department income decreased to $123 thousand for the nine months of 2002 from $204 thousand in the same period of 2001 or a 39.7% decrease primarily due to the decline in interest rates and the stock market since the majority of the fee income is based on the asset's market value. We also had a fewer number of estate settlements in 2002. Gain on Sale of Loans increased $234 thousand to $308 thousand for 2002 from $74 thousand for 2001. Service fees (sources of which include, among others, deposit and loan servicing fees, ATM fees, and safe deposit fees) increased by $55 thousand, or 3.0%, to $1.84 million for the nine months ended September 30, 2002, from $1.79 million for the nine months ended September 30, 2001. The main component of other income in 2002 is $78 thousand representing net servicing rights.

Noninterest Expense. Union's noninterest expense increased $1.1 million, or 13.8%, to $8.8 million for the nine months ended September 30, 2002, from $7.7 million for the nine months ended September 30, 2001. Salaries increased $325 thousand, or 9.3%, to $3.8 million for the nine months ended September 30, 2002, from $3.5 million for the nine months ended September 30, 2001, reflecting normal salary activity, growth and the addition of the Littleton Loan Production Office in May of 2001 and the Fairfax, Vermont branch in April of 2002. Pension and employee benefits increased $180 thousand, or 17.9%, to $1.2 million for the nine months ended September 30, 2002, from $1.0 million for the nine months ended September 30, 2001 mainly due to an $127 thousand increase in employee group insurance health plan costs and a $27 thousand increase in payroll taxes. Net occupancy expense increased $5 thousand, or 1.0%, to $492 thousand for the nine months ended September 30, 2002, from $487 thousand for the nine months ended September 30, 2001. Equipment expense increased $23 thousand or 3.7% to $648 thousand for the nine months ended September 30, 2002, from $625 thousand for the same period in 2001. Net operation of other real estate owned was $497 thousand for the nine months ended

September 30, 2002 compared to $44 thousand for the same period in 2001.
This increase of $453 thousand was mainly due to $275 thousand in two writedowns on OREO and an increase of $199 thousand in expenses to carry these OREO properties from $44 thousand to $243 thousand. The impact of these expenses were partially off-set by a gain of $21 thousand on the sale of OREO properties. Other operating expenses were $2.1 million for the first nine months of 2002 compared to $2.0 million for the same period in 2001. The increase of $82 thousand, or 4.0%, is mainly due to the increase in trust department expenses growing from $37 thousand to $61 thousand due to the outsourcing of trust accounting, increase in amortization of low income housing investments from $47 thousand to $93 thousand and an $18 thousand increase in checking accounts charged off.

Income Tax Expense. Union's income tax expense decreased by $67 thousand, or 4.5%, to $1.42 million for the nine months ended September 30, 2002, from $1.49 million for the comparable period of 2001, mainly due to increased federal tax credits available in 2002 resulting from investments in low income housing projects.


                             FINANCIAL CONDITION

At September 30, 2002, Union had total consolidated assets of $348.1 million, including net loans and loans held for sale of $260.1 million, deposits of $293.8 million and shareholders' equity of $38.5 million. Based on the most recent information published by the Vermont Banking Commissioner, in terms of total assets at December 31, 2001, Union Bank ranked as the 10th largest institution of the 23 commercial banks and savings institutions headquartered in Vermont, and Citizens ranked as the 19th.

Union's total assets increased by $10.6 million or 3.2% to $348.1 million at September 30, 2002 from $337.5 million at December 31, 2001. Total net loans and loans held for sale increased by $12.0 million or 4.8% to $260.1 million or 74.7% of total assets at September 30, 2002 as compared to $248.1 million or 73.5% of total assets at December 31, 2001. Cash and cash equivalents, including federal funds sold and overnight deposits, increased $468 thousand or 2.2% to $22.0 million at September 30, 2002 from $21.6 million at December 31, 2001.

Securities available for sale decreased from $49.6 million at December 31, 2001 to $48.2 million at September 30, 2002, a $1.4 million or 2.9% decrease. Securities maturing have not been replaced dollar for dollar and some securities have been sold in order to fund loan demand and our decision to currently hold in portfolio a portion of loans available for sale.

Deposits increased $8.1 million or 2.8% to $293.8 million at September 30, 2002 from $285.7 million at December 31, 2001. Total borrowings increased $1.1 million to $11.4 million at September 30, 2002 from $10.3 million at December 31, 2001. The increase was in short-term borrowing from the Federal Home Loan Bank under existing lines of credit to fund loan demand.

Loan Portfolio. Union's loan portfolio (including loans held for sale) primarily consists of adjustable- and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. As of September 30, 2002, Union's gross loan portfolio totaled $263.3 million, or 75.6%, of assets, of which $130.5 million, or 49.6% of gross loans, consisted of residential mortgages and construction loans, and $86.5 million, or 32.8%, of total loans consisted of commercial real estate loans. As of such date, Union's loan portfolio also included $21.8 million of commercial loans, $13.2 million of municipal loans, and $11.3 million of consumer loans representing, in order, 8.3%, 5.0% and 4.3% of total loans outstanding on September 30, 2002.

The following table shows information on the composition of Union's loan portfolio as of September 30, 2002 and December 31, 2001:


                                                 September 30,     December 31,
Loan Type                                            2002              2001
---------                                        -------------     ------------

Real estate                                        $113,985          $112,564
Commercial real estate                               84,030            78,898
Commercial                                           21,519            20,659
Consumer                                             11,261            12,201
Municipal loans                                      13,177            10,552
Loans held for sale                                  19,308            16,333
                                                   --------------------------
      Total loans                                   263,280           251,207

Deduct:
Allowance for loan losses                            (2,936)           (2,801)
Net deferred loan fees, premiums & discounts           (255)             (263)
                                                   --------------------------

                                                   $260,089          $248,143
                                                   ==========================

Union originates and sells residential mortgages into the secondary market, with most such sales made to the Federal Home Loan Mortgage Corporation (FHLMC) and the Vermont Housing Finance Agency (VHFA). Union services an $177.2 million residential mortgage portfolio, approximately $46.7 million of which is serviced for unaffiliated third parties at September 30, 2002. Additionally, Union originates commercial real estate and commercial loans under various SBA programs that provide an agency guarantee for a portion of the loan amount. Union sometimes sells the guaranteed portion of the loan to other financial concerns and will retain servicing rights, which generates fee income. Union serviced $8.1 million of commercial and commercial real estate loans for unaffiliated third parties as of September 30, 2002. Union capitalizes mortgage servicing rights on these fees and recognizes gains and losses on the sale of the principal portion of these notes as they occur.

Gross loans and loans held for sale have increased $12.1 million or 4.8% since December 31, 2001. An increase of $1.4 million or 1.3% in residential real estate loans net of loans sold year to date, an increase of $5.1 million or 6.5% in commercial real estate loans, an increase of $.9 million or 4.2% in commercial loans, an increase of $2.6 million or 24.9% in municipal loans and an increase in loans held for sale of $3.0 million or 18.2% was partially offset by a $.9 million or 7.7% decrease in consumer loans.

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

The Company's loan review procedures include a credit quality assurance process that begins with approval of lending policies and underwriting guidelines by the Board of Directors, a loan review department staffed by experienced regulatory personnel, low individual lending limits for officers, Board approval for large credit relationships and a quality control process for loan documentation. The Company also maintains a monitoring process for credit extensions. The Company performs periodic concentration analyses based on various factors such as industries, collateral types, large credit sizes and officer portfolio loads. The Company has established underwriting guidelines to be followed by its officers. The Company monitors its delinquency levels for any negative or adverse trends. The Company continues to invest in its loan portfolio monitoring system to enhance its risk management capabilities. There can be no assurance, however, the Company's loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general or local economic conditions.

Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Loans are designated as nonaccrual when reasonable doubt exists as to the full collection of interest and principal. Normally, when a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of interest and principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. Union had loans on nonaccrual status totaling $1.3 million at September 30, 2002, $1.8 million at December 31, 2001 and $2.1 million at September 30, 2001. Interest income not recognized on such nonaccrual loans amounted to approximately $325 thousand and $472 thousand as of September 30, 2002 and 2001, respectively and $450 thousand as of December 31, 2001.

Union had $0.9 million and $3.0 million in loans past due 90 days or more and still accruing at September 30, 2002 and December 31, 2001, respectively. At September 30, 2002, Union had internally classified certain loans totaling $2.0 million. In management's view, such loans represent a higher degree of risk and could become nonperforming loans in the future. While still on a performing status, in accordance with Union's credit policy, loans are internally classified when a review indicates any of the following conditions makes the likelihood of collection uncertain:

*     the financial condition of the borrower is unsatisfactory;
*     repayment terms have not been met;
* the borrower has sustained losses that are sizable, either in absolute terms or relative to net worth;
*     confidence is diminished;
*     loan covenants have been violated;
*     collateral is inadequate; or
*     other unfavorable factors are present.

At September 30, 2002, Union had acquired by foreclosure or through repossession real estate worth $1.1, consisting of 4 commercial properties, 1 piece of undeveloped land and 1 residential home.

Allowance for Loan Losses. Some of Union's loan customers ultimately do not make all of their contractually scheduled payments, requiring Union to charge off a portion or all of the remaining principal balance due. Union maintains an allowance for loan losses to absorb such losses. The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio; however, actual loan losses may vary from current estimates.
The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the composition of the portfolio, growth of the portfolio, credit concentrations, trends in historical loss experience, delinquency and past due trends, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. The provision for loan losses represents the current period credit cost associated with maintaining an appropriate allowance for loan losses. While Union allocates the allowance for loan losses based on the percentage category to total loans, the portion of the allowance for loan losses allocated to each category does not represent the total available for future losses which may occur within the loan category since the total allowance for possible loan losses is a valuation reserve applicable to the entire portfolio. Based on an evaluation of the loan portfolio, management presents a quarterly analysis of the allowance for loan losses to the Board of Directors, indicating any changes in the allowance since the last review and any recommendations as to adjustments in the allowance.

For the quarter ended September 30, 2002, the methodology used to determine the provision for loan losses was unchanged from the prior year. The composition of the Company's loan portfolio remained relatively unchanged from December 31, 2001 and there was no material change in the lending programs or terms during the quarter.

The following table reflects activity in the allowance for loan losses for the quarter and nine months ended September 30, 2002 and 2001:


                                       3 Months Ended, September 30,     9 Months Ended, September 30,
                                       -----------------------------     -----------------------------
                                              2002       2001                   2002       2001
                                              ----       ----                   ----       ----
                                                           (dollars in thousands)

Balance at the beginning of period           $2,920     $2,770                 $2,801     $2,863
Charge-offs:
  Real Estate                                    32          8                     38         39
  Commercial                                     28         20                     91        191
  Consumer and other                             41         51                    108        119
                                             ---------------------------------------------------
      Total charge-offs                         101         79                    237        349
                                             ---------------------------------------------------
Recoveries:
  Real Estate                                     0          0                      7          1
  Commercial                                      2          1                     13         18
  Consumer and other                             20         16                     62         62
                                             ---------------------------------------------------
      Total recoveries                           22         17                     82         81
                                             ---------------------------------------------------

Net charge-offs                                 (79)       (62)                  (155)      (268)
Provision for loan losses                        95         86                    290        199
                                             ---------------------------------------------------
Balance at end of period                     $2,936     $2,794                 $2,936     $2,794
                                             ===================================================

The following table shows the breakdown of Union's allowance for loan loss by category of loan and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:


                                  September 30,           December 31,
                                       2002                   2001
                                ------------------     ------------------
                                         (dollars in thousands)

                                Amount     Percent     Amount     Percent
                                ------     -------     ------     -------

Real Estate
  Residential                   $  623      40.3%      $  610      41.3%
  Commercial                     1,391      34.0%       1,342      34.1%
  Construction                     145       5.5%         116       4.6%
Other Loans
  Commercial                       426       9.3%         421       9.1%
  Consumer installment             214       4.3%         253       4.9%
  Home equity loans                 29       1.5%          29       1.6%
  Municipal, Other and
   Unallocated                     108       5.1%          30       4.4%
                                ---------------------------------------
      Total                     $2,936     100.0%      $2,801     100.0%
                                =======================================
Ratio of Net Charge Offs to
 Average Loans (1)                           0.8%                  0.15%
                                           -----                  -----
Ratio of Allowance for Loan
 Losses to Average Loans                    1.17%                  1.21%
                                           -----                  -----

--------------------
<F1>  Annualized

Management of the Company believes that the allowance for loan losses at September 30, 2002 is adequate to cover losses inherent in the Company's loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods, which could be greater than the size of the allowance at September 30, 2002.

While the Company recognizes that the current economic slowdown may adversely impact its borrowers' financial performance and ultimately their ability to repay their loans, management continues to be cautiously optimistic about the key credit indicators from the Company's loan portfolio.

Investment Activities At September 30, 2002, the reported value of investment securities available-for-sale was $48.2 million or 13.8% of its assets. Union had no securities classified as held-to-maturity or trading securities. The reported value of securities available-for-sale at September 30, 2002, reflects a positive valuation adjustment of $1.1 million. The offset of this adjustment, net of income tax effect, was a $708 thousand increase in Union's other comprehensive income component of shareholders' equity and a decrease in net deferred tax assets of $365 thousand.

Deposits. The following table shows information concerning Union's deposits by account type, and the weighted average nominal rates at which interest was paid on such deposits for the period ending September 30, 2002 and December 31, 2001:


                                    Nine Months Ended, September 30,           Year Ended December 31,
                                                  2002                                  2001
                                    ---------------------------------     ---------------------------------
                                                            (dollars in thousands)

                                                 Percent                               Percent
                                    Average      Of Total     Average     Average      of Total     Average
                                    Amount       Deposits      Rate       Amount       Deposits      Rate
                                    -------      --------     -------     -------      --------     -------

Non-certificate deposits:
  Demand deposits                   $ 37,325      13.22%                  $ 35,251      13.07%
  Now accounts                        37,333      13.22%       1.13%        36,320      13.47%       1.63%
  Money Markets                       66,103      23.41%       1.94%        56,875      21.09%       3.50%
  Savings                             38,643      13.69%       1.32%        35,642       13.21%      2.13%
                                    -------------------                   --------------------
Total non-certificate deposits:      179,404      63.54%                   164,088       60.84%
                                    -------------------                   --------------------
Certificates of deposit:
  Less than $100,000                  73,181      25.92%       3.54%        76,641       28.42%      5.03%
  $100,000 and over                   29,758      10.54%       4.15%        28,954       10.74%      5.53%
                                    -------------------                   --------------------
Total certificates of deposit        102,939      36.46%                   105,595       39.16%
                                    -------------------                   --------------------
Total deposits                      $282,343     100.00%       2.46%      $269,683      100.00%      3.26%
                                    =====================================================================

The following table sets forth information regarding the amounts of Union's certificates of deposit in amounts of $100,000 or more at September 30, 2002 and December 31, 2001 that mature during the periods indicated:


                    September 30, 2002     December 31, 2001
                    ------------------     -----------------
                             (dollars in thousands)

Within 3 months          $ 4,514                $ 6,288
3 to 6 months             10,906                 13,681
6 to 12 months            12,531                  3,189
Over 12 months             4,235                  6,711
                         ------------------------------
                         $32,186                $29,869
                         ==============================

Borrowings. Borrowings from the Federal Home Loan Bank of Boston were $11.4 million at September 30, 2002 at a weighted average rate of 4.00%. Borrowings from the Federal Home Loan Bank of Boston were $10.3 million at December 31, 2001 at a weighted average rate of 5.06%. The change between year end 2001 and the end of the third quarter of 2002 is a net increase of $1.1 million in short-term borrowings to fund loan demand.

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

Union's Asset/Liability Committee meets at least weekly to set loan and deposit rates, make investment decisions, monitor liquidity and evaluate the loan demand pipeline. Deposit runoff is monitored daily and loan prepayments evaluated monthly. Union historically has maintained a substantial portion of its loan portfolio on a variable rate basis and plans to continue this Asset/Liability Management (ALM) strategy in the future. The investment portfolio is classified as available for sale and the modified duration is relatively short. Union does not utilize any derivative products or invest in any "high risk" instruments.

Our interest rate sensitivity analysis (simulation) as of December 2001 for a flat rate environment projected a Net Interest Income of $11.21 million for the first nine months of 2002 compared to actual results of $11.75 million in a flat rate environment, or an 8.9% difference. The prime rate had remained constant throughout 2002 at 4.75% until November 7, 2002 when it dropped to 4.25%. Our results were stronger than anticipated because of stronger loan demand than forecasted even though we had anticipated rate increases during 2002 which would have benefited us positively as well.
Net income was projected to be $3.7 million in a flat rate environment compared to actual results of $3.6 million. The $17 thousand decrease in Net Income from projections is mainly due to expenses and writedowns incurred during the first nine months of the year on Other Real Estate
Owned offset by the increase in Net Interest Income and the Gain on Sale of Loans. Return on Assets was projected to be 1.41% in a flat rate environment and actual results were 1.45%. Return on Equity was projected to be 13.29% in a flat rate environment compared to actual of 13.18%.

The Company generally requires collateral or other security to support financial instruments with credit risk. As of September 30, 2002, the contract or notional amount of financial instruments whose contract or notional amount represents credit risk were as follows rounded to the nearest thousand:

Commitments to extend credit                                   $30,506
                                                               -------
Standby letters of credit and commercial letters of credit     $ 1,216
                                                               -------
Credit Card arrangements                                       $ 2,119
                                                               -------
Home Equity Lines of Credit                                    $ 3,478
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

The following tables show Union's rate sensitivity analysis as of September 30, 2002:


                                                                         September 30, 2002
                                                                     Cumulative repriced within
                                               3 Months     4 to 12     1 to 3       3 to 5       Over 5
                                               or Less      Months      Years        Years        Total        Total
                                               --------     -------     ------       ------       ------       -----
                                                              (dollars in thousands, by repricing date)

Interest sensitive assets:
  Federal funds sold
   overnight deposits                          $ 6,237      $     0     $     0     $      0     $      0     $  6,237
  Interest bearing deposits                        297        1,375       1,365          691            0        3,728
  Investments available for sale (1)               809        9,967      15,418       10,135       11,192       47,521
  FHLB Stock                                         0            0           0            0        1,235        1,235
  Loans (fixed and
   adjustable rate) (2)                         77,457       63,590      55,165       42,089       24,724      263,025
                                               -----------------------------------------------------------------------
      Total interest sensitive assets          $84,800      $74,932     $71,948     $ 52,915     $ 37,151     $321,746
                                               -----------------------------------------------------------------------

Interest sensitive liabilities:
  Certificates of deposit                      $24,188      $58,186     $18,961     $  2,676     $      2     $104,013
  Money markets                                 30,982            0           0            0       35,672       66,654
  Regular savings                                8,926            0           0            0       32,105       41,031
  Now accounts                                  29,286            0           0            0       12,195       41,481
  Borrowed funds (3)                             1,370        3,121       3,362        3,534            0       11,387
                                               -----------------------------------------------------------------------
      Total interest sensitive liabilities     $94,752      $61,307     $22,323     $  6,210     $ 79,974     $264,566
                                               -----------------------------------------------------------------------

Net interest rate sensitivity gap               (9,952)      13,625      49,625       46,705      (42,823)     57,180
Cumulative net interest rate
 sensitivity gap                                (9,952)       3,673      53,298      100,003       57,180
Cumulative net interest rate
 sensitivity gap as a
 percentage of total assets                      (2.86%)       1.06%      15.31%       28.73%       16.43%
Cumulative net interest rate sensitivity
 gap as a percentage of total
 interest-earning assets                         (3.09%)       1.14%      16.57%       31.08%       17.77%
Cumulative net interest rate sensitivity
 gap as a percentage of total
 interest-bearing liabilities                    (3.76%)       1.39%      20.15%       37.80%       21.61%

--------------------
<F1>  Investments available for sale exclude marketable equity securities with a fair value of $634 thousand that may be sold by Union at any time.
<F2>  Balances shown net of unearned income.
<F3>  Estimated repayment assumptions considered in Asset/Liability model.

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

                           UNION BANKSHARES, INC.

                  INTEREST RATE SENSITIVITY ANALYSIS MATRIX

                             SEPTEMBER 30, 2002

                               (in thousands)


                                                                 Return     Return     Capital
                                                                   on         on         to
   Year         Prime     Net Interest     Change      Net       Assets     Equity      Asset
  Ending        Rate         Income          %        Income       %          %         Ratio
  ------        -----     ------------     ------     ------     ------     ------     -------

December-02     7.75         15,393          0.31     5,115       1.50      13.76       10.84
                4.75         15,345          0.00     5,086       1.49      13.68       10.83
                1.75         15,234         (0.73)    5,015       1.47      13.50       10.82

December-03     7.75         18,596         14.13     7,024       1.99      17.71       11.61
                4.75         16,294          0.00     5,495       1.56      14.10       11.22
                1.75         13,312        (18.31)    3,516       1.00       9.24       10.71

Liquidity. Liquidity is a measurement of Union's ability to meet potential cash requirements, including ongoing commitments to fund deposit withdrawals, repay borrowings, fund investment and lending activities, and for other general business purposes. Union's principal sources of funds are deposits, amortization and prepayment of loans and securities, maturities of investment securities and other short-term investments, sales of securities and loans available-for-sale, and earnings and funds provided from operations. Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities, reduces the Company's exposure to roll over risk on deposits and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and request for new loans. The Company's strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds.

In addition, as members of the FHLB, Union's subsidiaries have access to preapproved lines of credit up to 17.5% of total assets and maintain Federal Fund lines of credit with upstream correspondent banks and repurchase agreement lines with selected brokerage houses.

While scheduled loan and securities payments and FHLB advances are relatively predictable sources of funds, deposit flows and prepayments on loans and mortgage-backed securities are greatly influenced by general interest rates, economic conditions, and competition. Union's liquidity is actively managed on a daily basis, monitored by the Asset/Liability
Committee, and reviewed periodically with the subsidiaries' Board of Directors. Union's Asset/Liability Committee sets liquidity targets based on Union's financial condition and existing and projected economic and market conditions. The committee measures Union's marketable assets and credit available to fund liquidity requirements and compares the adequacy of that aggregate amount against the aggregate amount of Union's sensitive or volatile liabilities, such as core deposits and time deposits in excess of $100,000, term deposits with short maturities, and credit commitments outstanding. The committee's primary objective is to manage Union's liquidity position and funding sources in order to ensure that it has the ability to meet its ongoing commitment to its depositors, to fund loan commitments, and to maintain a portfolio of investment securities. Since many of the loan commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Union's management monitors current and projected cash flows and adjusts positions as necessary to maintain adequate levels of liquidity. Although approximately 79% of Union's certificates of deposit will mature within twelve months, management believes, based upon past experience, that Union will retain a substantial portion of these deposits. Management will continue to offer a competitive but prudent pricing strategy to facilitate retention of such deposits. Any reduction in total deposits could be offset by purchases of federal funds, short-term FHLB borrowings, or liquidation of investment securities or loans held for sale. Such steps could result in an increase in Union's cost of funds and adversely impact the net interest margin. Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment.

Capital Resources. The total dollar value of Union's shareholders' equity was $38.5 million at September 30, 2002, reflecting net income of $3.6 million for the first nine months of 2002, less dividends paid of $2.5 million, compared to $37.2 at year end 2001. Union has 5 million shares of $2.00 par value common stock authorized. As of September 30, 2002, Union had 3,268,189 shares issued, of which 3,027,557 were outstanding and 240,632 were held in Treasury. Also as of September 30, 2002, there were outstanding employee incentive stock options with respect to 10,200 shares of Union's common stock, granted pursuant to Union's 1998 Incentive Stock Option Plan and a predecessor plan. Of the 50,000 shares authorized for issuance under the 1998 Plan, 42,000 shares remain available for future option grants.

On October 17, 2001, the Company announced a stock repurchase plan. The Board of Directors has authorized the repurchase of up to 100,000 shares of common stock, or approximately 3.3% of the Company's outstanding shares. Shares are repurchased from time to time in the open market or in negotiated transactions as, in the judgment of management, market conditions warrant. The repurchase program is open for an unspecified period of time. To date we have repurchased 6,672 shares under this program, for a total cost of $129.5 thousand.

Union Bank and Citizens (the Banks) are subject to various regulatory capital requirements administered by the federal banking agencies. Management believes, as of September 30, 2002 that the Banks meet all capital adequacy requirements to which they are subject.

As of September 30, 2002, the most recent notification from the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed either Bank's category.

The Banks' and the Company's actual capital amounts and ratios are presented in the table:


                                                                                              Minimums
                                                                                             To Be Well
                                                                        Minimums          Capitalized Under
                                                                       For Capital        Prompt Corrective
                                                   Actual             Requirements        Action Provisions
                                             ------------------     -----------------     -----------------
                                             Amount      Ratio      Amount      Ratio     Amount      Ratio
                                             ------      -----      ------      -----     ------      -----
                                                                 (dollars in thousands)

As of September 30, 2002:
  Total capital to risk weighted assets
    Union Bank                               $28,170     17.18%     $13,118     8.0%      $16,397     10.0%
    Citizens                                  11,765     16.68%       5,643     8.0%        7,053     10.0%
    Consolidated                              40,761     17.33%      18,816     8.0%       23,520     10.0%

  Tier I capital to risk weighted assets
    Union Bank                               $26,346     16.07%     $ 6,558     4.0%      $ 9,837      6.0%
    Citizens                                  10,881     15.43%       2,821     4.0%        4,231      6.0%
    Consolidated                              37,815     16.08%       9,407     4.0%       14,110      6.0%




  Tier I capital to average assets
    Union Bank                               $26,346     11.25%     $ 9,367     4.0%      $11,709      5.0%
    Citizens                                  10,881     10.18%       4,275     4.0%        5,344      5.0%
    Consolidated                              37,815     11.07%      13,664     4.0%       17,080      5.0%

Critical Accounting Policies. The Company has established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company's financial statements. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company. The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements. In estimating the allowance for loan losses, management utilizes historical experience as well as other factors including the effect of changes in the local real estate market on collateral values, the effect on the loan portfolio of current economic indicators and their probable impact on borrowers and changes in delinquent, nonperforming or impaired loans. Changes in these factors may cause management's estimate of the allowance to increase or decrease and result in adjustments to the Company's provision for loan losses.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information called for by this item is incorporated by reference in Management's Discussion and Analysis of Financial Condition and Results of Operations under the titlement "Other Financial Considerations" on pages 22 through 27 in this Form 10-Q.

Item 4.  Controls and Procedures.

The Company's chief executive officer and chief financial officer have evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Exchange Act) as of a date within 90 days of the filing of this report and concluded that those disclosure controls and procedures are effective in alerting them in a timely manner to material information about the Company and its consolidated subsidiaries required to be disclosed in the Company's periodic reports filed with the Securities and Exchange Commission.

There have been no changes in the Company's internal controls or in other factors known to the Company that could significantly affect these controls subsequent to their evaluation. While the Company believes that its existing disclosure controls and procedures have been effective to accomplish these objectives, the Company intends to continue to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.

In the normal course of business, the Company's bank subsidiaries are involved in various legal proceedings incidental to their business, none of which management deems to be material to the Company's financial position.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
      99.1  Certification of the Chief Executive Officer
      99.2  Certification of the Chief Financial Officer

(b)  Current Reports on Form 8-K
      1.  Report to Shareholders on Third Quarter Results filed on October
           18, 2002
      2. Press Releases announcing dividend declaration and third quarter earnings filed on October 8, 2002


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

November  14, 2002                     Union Bankshares, Inc.

                                       s/ Kenneth D. Gibbons
                                       ---------------------
                                       Kenneth D. Gibbons
                                       Director and Chief Executive Officer

                                       s/ Marsha A. Mongeon
                                       --------------------
                                       Marsha A. Mongeon
                                       Chief Financial Officer and Treasurer
                                       (Principal Accounting Officer)

                CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER


I, Kenneth D. Gibbons, President and Chief Executive Officer, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Union
      Bankshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


-------------------------
[Signature]
President and Chief Executive Officer

                CERTIFICATION OF THE CHIEF FINANCIAL OFFICER


I, Marsha Mongeon, Treasurer and Chief Financial Officer, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Union
      Bankshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


-------------------------
[Signature]
Treasurer and Chief Financial Officer

                                EXHIBIT INDEX

99.1  Certification of the Chief Executive Officer
99.2  Certification of the Chief Financial Officer