Form 10-K
period 2002-12-31
UNION BANKSHARES INC
filed 2003-03-31
CIK 706863

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-K

(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the registrant is an accelerated filer (as
Defined in Rule 12b-2 of the Act).                Yes    [ ]    No    [X]

The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2002 based on the last closing price on the American Stock Exchange of $23.00 was $49,575,166. For purposes of this calculation, all directors and executive officers of the Registrant are assumed to be affiliates. Such assumptions, however, shall not be deemed to be an admission of such status as to any such individual.

As of March 14, 2003, there were 3,030,557 shares of the registrant's $2 par value common stock issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Specifically designated portions of the following documents, are incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

                                 Document                             Part
                                 --------                             ----

Annual Report to Shareholders for the year ended December 31, 2002    I, II
Proxy Statement for the 2003 Annual Meeting of Shareholders             III

                           UNION BANKSHARES, INC.
                              Table of Contents



Part I
Item 1   -  Business                                                        3
Item 2   -  Properties                                                      8
Item 3   -  Legal Proceedings                                               9
Item 4   -  Submission of Matters to a Vote of Security Holders             9

Part II
Item 5   -  Market for Registrant's Common Equity and Related Stockholder
            Matters(a)                                                      9
Item 6   -  Selected Financial Data                                        10
Item 7   -  Management's Discussion and Analysis of Financial Condition
            and Results of Operations(a)                                   11
Item 7A  -  Quantitative and Qualitative Disclosures about Market Risk(a)  11
Item 8   -  Financial Statements and Supplementary Data(a)                 11
Item 9   -  Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosures                                      11

Part III
Item 10  -  Directors and Executive Officers of Registrant(a)(b)           11
Item 11  -  Executive Compensation(b)                                      11
Item 12  -  Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters(b)                  12
Item 13  -  Certain Relationships and Related Transactions(b)              12
Item 14  -  Controls and Procedures(a)                                     12

Part IV
Item 15  -  Exhibits, Financial Statement Schedules and Reports on
            Form 8-K                                                       13

Signatures                                                                 14
Certifications                                                             15

--------------------
(a) The information required by Part II, Items 5, 7, 7A, 8 and 10 and by Part III, Item 14 is incorporated herein by reference from the 2002 Annual Report to Shareholders
(b) The information required by Part III, Items 10, 11, 12 and 13 is incorporated herein by reference from Union's Proxy Statement for the Annual Meeting of Shareholders to be held on May 21 , 2003. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to specificially incorporate by reference the information referred to in Items 306(c), 306(d) and 402(a)(8) and (9) of Regulation S-K.

Part I-Item 1  Business

General: Union Bankshares, Inc. ("Union" or the "Company") is a two-bank holding company whose subsidiaries are Citizens Savings Bank & Trust Company ("Citizens") and Union Bank. It was incorporated in the State of Vermont in 1982. Citizens was chartered under Vermont law in 1887 as a State bank and is headquartered in St. Johnsbury, Vermont. Citizens became a wholly owned subsidiary of Union on November 30, 1999 through a transaction accounted for as a pooling of interests but kept its separate name and banking franchise. Union Bank was organized and chartered as a State bank in 1891 and became a wholly owned subsidiary of Union in 1982 upon its formation. Union and Union Bank are headquartered in Morrisville, Vermont.

On February 18, 2003, Union announced the proposed merger of Union Bank and Citizens. The merger, which is expected to be completed on or about May 1, 2003 (subject to regulatory approval), will not result in the closure of any branch offices as the market areas of the two banks do not generally overlap.

During 2002, Union had two definable business segments, Citizens and Union Bank, which both generally operate in the same line of business; commercial banking, and in similar economic environments in Northern Vermont. Citizens has 46 full time equivalent employees while Union Bank has 116. Union, itself, does not have any paid employees.

Union's income is derived principally from interest on loans and earnings on other investments. Its primary expenses arise from interest paid on deposits and borrowings and general overhead expenses. The consolidated assets of Union have grown from $ 273 million to $ 343 million over the last five years or 25.7 % while our total consolidated deposits have grown from $ 239 million to $ 293 million or 22.6 % during that same period. Please refer to our schedule of Selected Financial Data, which has been restated for all periods for the pooling of interest acquisition of Citizens, at Item 6 of this annual report for further details.

The deposits of both banks are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC") up to legal limits (generally $100,000 per depositor).

In addition to its commercial banking business, Citizens offers a full line of personal trust services to its customers. Previously Union Bank had operated its own trust department, but those operations were transferred to Citizens in late 2000. Union Bank will resume its fiduciary operations upon completion of its merger with Citizens in 2003. Assets held in fiduciary capacity by Citizens' trust department are not included in Union's consolidated balance sheet for financial reporting purposes other than trust cash on deposit.

Competition: Union and its two subsidiaries face substantial competition for loans and deposits in their market areas from local commercial banks, savings banks, credit unions, and financial services affiliates of bank holding companies, as well as from national financial service providers such as mutual funds, brokerage houses, consumer finance companies and internet banks. Union anticipates continued strong competition from such financial institutions for the foreseeable future. Within Union's market area are branches of several commercial and savings banks that are substantially larger than Union. Both the subsidiary banks focus on their community banking niche and on providing convenient hours and modes of delivery to provide superior customer service. Union competes for checking, savings, money market accounts and other deposits by offering depositors competitive rates, personal service, local area expertise, convenient locations and access, and an array of financial services and products.

The competition in originating real estate and other loans comes principally from commercial banks, mortgage banking companies and credit unions. Union competes for loan originations primarily through the interest rates and loan fees it charges, the types of loans it offers, and the efficiency and quality of services it provides. In addition to residential mortgage lending and municipal loans, Union also emphasizes commercial real estate, construction, and both conventional and Small
Business Administration ("SBA") guaranteed commercial lending. Union Bank is a preferred SBA Lender. Factors that affect Union's ability to compete for loans include general and local economic conditions, prevailing interest rates including the "prime" rate, and pricing volatility of the secondary loan markets. Union attempts to promote an increased level of personal service and expertise within the community to position itself as a lender to small to middle market business and residential customers, which tend to be under-served by larger institutions.

Union competes through Citizens for personal trust business with trust companies, commercial banks having trust departments, investment advisory firms, brokerage firms, mutual funds and insurance companies. It is the intention of Union to continue this business strategy.

Management's operational strategy includes continued evaluation of changing market needs and design and implementation of products and services to meet those needs. The directors and management of Union intend to continue to offer products and services that will allow Union to manage responsibly the growth of its assets, while building and enhancing stockholder value and preserve Citizens' and Union Bank's images as premiere Vermont community banks.

The competitive environment for financial institutions has undergone significant change in recent years and that trend is likely to continue in light of changes in applicable law (see "Financial Services Modernization" below) which permit the integration of the historically separate banking, insurance and securities industries. Credit unions are becoming an increasingly significant source of competition. Credit union common bond requirements and the definition of a credit union "member" has been interpreted liberally by federal and state credit union regulations, allowing greater penetration into traditional banking markets. In February of 2003, SBA expanded the eligibility of certain lenders programs to include all credit unions. Competitive change is also occurring due to rapid technological advances which increasingly permit the delivery of financial products and services without the need for a physical presence in the market area served and which also are likely to diminish the importance of financial intermediaries, such as banks, in the transfer of funds between parties.

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

In addition Union, as a bank holding company, is subject to regulation, examination and supervision by the Federal Reserve Board. The regulations of these authorities govern certain of the operations of Union and its subsidiaries. The following discussion summarizes the material aspects of various federal and state banking laws and regulations that apply to Union, Citizens, and Union Bank.

Union is also under the jurisdiction of the Securities and Exchange Commission ("SEC") for matters relating to the offering and sale of its securities as well as investor reporting requirements. Union's common stock is listed on the American Stock Exchange ("AMEX") under the trading symbol "UNB" and is therefore subject to the rules of AMEX for listed companies.

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

As of March 14, 2003, Union has not elected to become a financial holding company.

Sarbanes-Oxley Act of 2002.  In 2002, legislation known as the "Sarbanes-
Oxley Act of 2002" (the "Act") was enacted. This far reaching legislation was generally intended to protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to the securities laws. Some of the areas addressed by the Act include the establishment of a 5 member accounting oversight board to be appointed by the SEC; the promulgation of requirements relating to auditor independence, corporate governance, corporate and criminal fraud accountability; and enhanced disclosure requirements pertaining to corporate operations, internal controls and certification of financial statements. Final rules under the Act are still being promulgated, with varying effective dates.

Source of Strength. Under Federal Reserve Board policy, bank holding companies, such as Union, are expected to act as a source of financial strength to their subsidiary banks, such as Union Bank and Citizens, and to commit resources to support them. This support may be called for at times when a bank holding company may not have the required resources to do so.

Interstate Banking. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 permits bank holding companies to acquire banks based outside their home states, generally without regard to whether the state's law would permit the acquisition. The Act also authorizes banks to merge across state lines thereby creating interstate branches. In addition, the Act permits banks to acquire existing interstate branches (short of merger) or to establish new interstate branches. States were given the right, exercisable before June 1, 1997, to prohibit altogether or impose certain limitations on interstate mergers and the acquisition or establishment of interstate branches. None of the states contiguous to Vermont (New Hampshire, New York and Massachusetts) has in effect any statute which would substantially impede the ability of a Vermont bank to acquire or create interstate branches directly or through an interstate merger. Similarly, Vermont law does not limit the ability of out-of-state banks to acquire or create branches in Vermont. Although interstate banking and branching may result in increased competitive pressures in the markets in which Union operates, interstate branching may present competitive opportunities for locally-owned and managed banks, such as Union Bank and Citizens, that are familiar with the local markets and that emphasize personal service and prompt, local decision-making.

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

Banks. The various laws and regulations applicable to Citizens and Union Bank that are administered by the FDIC and the Vermont Banking Commissioner affect the banks' corporate practices, such as payment of dividends, incurring of debt and acquisition of financial institutions and other companies. These laws also affect their business practices, such as payment of interest on deposits, the charging of interest on loans, privacy issues and the location of offices. There are no outstanding regulatory orders resulting from regulatory examinations of Union, Union Bank or Citizens.

Dividend Limitations. As a holding company, Union's ability to pay dividends to its stockholders is largely dependent on the ability of its subsidiaries to pay dividends to it. Payment of dividends by Vermont-chartered banks, such as Union Bank and Citizens, is subject to applicable state and federal laws. Under Vermont banking laws, a Vermont-chartered bank may not authorize dividends or other distributions which would reduce the bank's capital below the amount of capital required in the bank's
Certificate of General Good or under any capital or surplus standards established by the Vermont Banking Commissioner. Union Bank and Citizens do not have any capital restrictions in their Certificates of General Good and, to date, the Vermont Banking Commissioner has not adopted capital or surplus standards. Nevertheless, the capital standards established by the FDIC, described below under "Capital Requirements," apply to both Union
Bank and Citizens, and the capital standards of the Federal Reserve Board apply to Union on a consolidated basis. In addition, the Federal Reserve Board, the FDIC and the Vermont Banking Commissioner are authorized under applicable federal and state laws to prohibit payment of dividends that they determine would be an unsafe or unsound practice. Payment of dividends that deplete the capital of a bank or a bank holding company, or render it illiquid, could be found to be an unsafe or unsound practice.

Capital Requirements. The Federal Reserve Board, the FDIC and other federal banking regulators have issued substantially similar risk-based and leverage capital guidelines for United States Banking organizations. Those regulatory agencies are also authorized to require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The Federal Reserve Board's risk-based capital guidelines define a three-tier capital framework and specify three relevant capital ratios: Tier 1 Capital Ratio, a Total Capital Ratio and a "Leverage Ratio." Tier 1 Capital consists of common and qualifying preferred stockholders' equity, less certain intangibles and other adjustments. The remainder (Tier 2 and Tier 3 Capital) consists of subordinate and other qualifying debt, preferred stock that does not qualify as Tier 1 Capital, and the allowance of credit losses up to 1.25% of risk-weighted assets.

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

The Federal Reserve Board's capital adequacy guidelines generally provide that bank holding companies with a ratio of intangible assets to tangible Tier 1 Capital in excess of 25% will be subject to close scrutiny for certain purposes, including the Federal Reserve Board's evaluation of acquisition proposals. Union does not have a material amount of intangibles in its capital base.

Prompt Corrective Action.   At December 31, 2002, Union's consolidated
Total and Tier I Risk-Based Capital Ratios were 17.99 % and 16.74 %, respectively, and its Leverage Capital Ratio was 11.03 %, and is considered well-capitalized under the above regulatory guidelines. In addition, both Union Bank and Citizens are considered well-capitalized under such guidelines.

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

Community Reinvestment Act. Union Bank and Citizens are subject to the federal CRA, which requires banks to demonstrate their commitment to serving the credit needs of low and moderate income residents of their communities. Both banks participate in a variety of direct and indirect lending programs and other investments for the benefit of the low and moderate income residents in our communities. The FDIC conducts examinations of insured banks' compliance with CRA requirements and rates institutions as "Outstanding," "Satisfactory," "Needs to Improve," and "Substantial Non-Compliance." Failure of an institution to receive at least a "Satisfactory" CRA rating could adversely affect its ability to undertake certain activities, such as acquisitions of other financial institutions, which require regulatory approval based, in part, on the institution's record of CRA compliance. In addition, failure of a bank subsidiary to receive at least a "Satisfactory" rating would disqualify a bank holding company from eligibility to become or remain a financial holding company under the Gramm-Leach-Bliley Act. (See "Financial Modernization" above.) At their last CRA compliance examinations by the FDIC, Union Bank received a rating of "Outstanding" and Citizens received a rating of "Satisfactory."

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

FDICIA Cross-Guarantees. Under the cross-guarantee provisions of FDICIA, in some circumstances in the event of a loss suffered or anticipated by the FDIC-either as a result of a bank's insolvency or FDIC assistance provided to a bank in danger of default-the FDIC may assess other banks within the holding company family to recoup its losses to the deposit insurance fund.

Brokered Deposits. FDICIA restricts the ability of an FDIC-insured bank to accept brokered deposits unless it is a well-capitalized institution under FDICIA's prompt corrective action guidelines. Although eligible to do so, neither Union Bank nor Citizens have accepted brokered deposits.

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

Both Union Bank and Citizens are subject to the provisions of Title V of the Gramm-Leach-Bliley Act, which require each of them to notify their consumer customers of their information collection and sharing practices and restrict those practices in certain respects. In addition, both banks are subject to similar, but more restrictive requirements of the Vermont
Banking Department. Generally those Vermont requirements prohibit the disclosure of consumer information to nonaffiliated third parties without the express written consent of the consumer, except for disclosures permitted under specified regulatory exceptions.

The deposit taking activities of Union Bank and Citizens are subject to various federal and state requirements, including those mandating uniform disclosures to depositors with respect to rates of interest, fees and other terms of consumer deposit accounts, and disclosure of their policies on the availability of deposited funds.

Bank Secrecy Act Compliance. Union Bank and Citizens are subject to federal laws establishing certain record keeping, customer identification, and reporting requirements pertaining to large cash transactions, sales of travelers checks and other monetary instruments, and the international transfer of cash or monetary instruments. New provisions, designed to help combat international terrorism, were added in 2001 to the Bank Secrecy Act by the USA Patriot Act. These provisions impose due diligence standards on banks in opening correspondent accounts of foreign off-shore banks and banks in jurisdictions that have been found to fall significantly below international anti-money laundering standards. In addition, U.S. banks are prohibited from opening correspondent accounts for off-shore shell banks, defined as banks that have no physical presence and that are not part of a regulated and recognized banking company. The USA Patriot Act requires all financial institutions to adopt money laundering programs. In addition, the USA Patriot Act amended certain provisions of the federal Right to Financial Privacy Act to facilitate the access of law enforcement to bank customer records in connection with investigating international terrorism.

Part I-Item 2  Properties

As of December 31, 2002, Union's subsidiaries operated 12 community-banking locations which are in Lamoille, Caledonia and Franklin counties of Vermont. Eight of these branch locations are Union Bank's and four are Citizens'. Citizens opened a loan production office in Littleton, New Hampshire in May of 2001. Together they also operate 28 automated teller machines (ATM's) in northern Vermont. The Company owns nine of its branch locations and leases the other branches, the Littleton Loan Center and certain ATM premises from third parties under terms and conditions considered by management to be favorable to the Company.

Additional information relating to the Company's properties is set forth in
Note 8 to the consolidated financial statements and incorporated herein by reference.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

Part II-Item 5  Market for Registrant's Common Equity and Related
Stockholder Matters

Please refer to page 57 of the Company's 2002 Annual Report to Shareholders, which information is incorporated herein by reference.

Part II-Item 6  Selected Financial Data



                                                       At or For The Years Ended December 31(4)
                                          ------------------------------------------------------------------
                                              2002          2001          2000          1999          1998
                                          ------------------------------------------------------------------

Balance Sheet Data:                                  (Dollars in thousands except per share data)
  Total Assets                             $ 343,492     $ 337,475     $ 303,394     $ 295,476     $ 290,129
  Investment Securities                       45,824        49,610        56,642        60,441        58,585
  Loans, net of unearned income              255,907       250,943       224,796       209,353       202,468
  Allowance for loan losses                   (2,908)       (2,801)       (2,863)       (2,870)       (2,845)
  Total nonperforming loans                    2,272         4,864         4,398         4,123         2,407
  Total nonperforming assets                   3,074         6,160         4,514         4,150         2,932
  Other real estate owned                        784         1,296           116            27           525
  Deposits                                   293,004       285,722       258,737       257,593       248,919
  Borrowed funds                               7,536        10,344         6,382         2,872         6,084
  Stockholders' equity (1)                    39,169        37,215        35,157        32,220        31,762

Income Statement Data:
  Net interest and dividend income         $  15,805     $  14,559     $  14,249     $  13,747     $  13,374
  Provision for loan losses                      356           320           250           359           400
  Noninterest income                           3,560         3,073         2,569         2,568         2,911
  Noninterest expense                         11,761        10,496         9,944        10,065         9,278
  Net income                                   5,180         4,832         4,799         4,075         4,551
Per Common Share Data:
  Net income (2)                           $    1.71     $    1.59     $    1.58     $    1.35     $    1.51
  Cash dividends paid                           1.14          1.06          0.98          0.90          0.82
  Book value (1)                               12.93         12.29         11.60         10.64         10.50
Selected Ratios:
  Return on average assets                      1.52%         1.51%         1.61%         1.39%        1.65%
  Return on average equity                     13.74%        13.34%        14.54%        12.70%       14.95%
  Dividend payout (3)                          66.67%        66.67%        62.03%        66.67%       54.30%
  Interest rate spread                          4.75%         4.29%         4.40%         4.41%        4.61%
  Net interest margin                           5.14%         4.99%         5.19%         5.13%        5.34%
  Operating expenses to average assets          3.46%         3.29%         3.32%         3.42%        3.36%
  Average interest earning assets to
   average interest bearing liabilities       120.59%       122.11%       122.26%       121.58%      120.42%
  Average Stockholders' equity to
   average assets                              11.10%        11.35%        11.01%        10.92%       11.03%
  Tier 1 leverage capital ratio                11.03%        11.06%        11.74%        11.35%       10.87%
  Tier 1 risk-based capital ratio              16.74%        15.59%        16.27%        17.27%       16.24%
  Total risk-based capital ratio               17.99%        16.83%        17.62%        18.55%       17.57%

Asset Quality Ratios:
  Nonperforming loans to total loans             .89%         1.94%         1.96%         1.97%        1.19%
  Nonperforming assets to total assets           .89%         1.83%         1.49%         1.40%        1.01%
  Allowance for loan losses
   to nonperforming loans                     127.99%        57.59%        65.10%        69.61%      118.20%
  Allowance for loan losses
   to loans                                     1.14%         1.12%         1.27%         1.37%        1.41%

--------------------
(F1) Stockholders' equity includes unrealized gains or losses, net of applicable income taxes, on investment securities classified as "available for sale."
(F2) Computed using the weighted average number of shares outstanding for the period.
(F3) Cash dividend declared and paid per share for the holding company divided by consolidated net income per share.
(F4) Restated for 1999 and 1998 to reflect the acquisition of Citizens accounted for as a pooling of interest.

Part II-Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Please refer to pages 41 to 50 of the Company's 2002 Annual Report to Shareholders section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," which information is incorporated herein by reference.

Part II-Item 7A  Quantitative and Qualitative Disclosures About Market Risk

Please refer to pages 51 to 56 of the Company's 2002 Annual Report to Shareholders section entitled "Other Financial Considerations," which Information is incorporated herein by reference.

Part II-Item 8  Financial Statements and Supplementary Data

The consolidated balance sheets of Union Bankshares, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002, together with related notes and the report of Urbach Kahn & Werlin LLP, independent public accountants, all as contained on pages 12 to 40 of the Company's 2002 Annual Report to Shareholders, are incorporated herein by reference. The opinion of the Company's former independent accountants, A.M. Peisch & Company, LLP, on the Company's audited consolidated financial statements for the year ended December 31, 2000 is set forth in Part IV, Item 15.A2 of this report and is incorporated herein by reference.

Part II-Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in accountants, nor were there any disagreements with the accountants on accounting or financial disclosures.

Part III-Item 10  Directors and Executive Officers of Registrant

The following information from the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders is hereby incorporated by reference:

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

Part III-Item 11  Executive Compensation

The following information from the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders is hereby incorporated by reference:

Information regarding compensation of directors under the caption "PROPOSAL
I:  TO ELECT DIRECTORS - Directors' Compensation"

Information regarding executive compensation and benefit plans under the caption "EXECUTIVE OFFICERS - Executive Compensation and Benefit Plans"

Information regarding management interlocks and certain transactions under the caption "PROPOSAL I: TO ELECT DIRECTORS - Compensation Committee Interlocks and Insider Participation"

Information set forth under the caption "COMPENSATION COMMITTEE REPORT"

Part III-Item 12  Security Ownership of Certain Beneficial Owners and
Management

The following information from the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders is hereby incorporated by reference:

Information regarding the share ownership of management and principal shareholders under the caption "SHARE OWNERSHIP INFORMATION - Share Ownership of Management and Principal holders"

The following table summarizes equity compensation under the Company's Incentive Stock Option Plan, the only equity compensation plan of the Company.

Equity Compensation Plan Information:


                                                                           Number of securities
                                                                           remaining available
                       Number of securities        Weighted average        for future issuance
                       to be issued upon           exercise price of       under equity
                       exercise of outstanding     outstanding options     compensation plans
                       options, warrants           warrants and            (excluding securities
                       and rights                  rights                  reflected in column (A)
                       -----------------------     -------------------     -----------------------
Plan Category          Column A                    Column B                Column C
-------------          -----------------------     -------------------     -----------------------

Equity Compensation
plans approved by
security holders              10,900                    $21.30                     38,800

Equity compensation
plans not approved
by security holders                -                         -                          -
                              ------                    ------                     ------

      Total                   10,900                    $21.30                     38,800

Part III-Item 13  Certain Relationships and Related Party Transactions

The following information from the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders is hereby incorporated by reference:

Information regarding transactions with management under the caption
"PROPOSAL I:  TO ELECT DIRECTORS - Transactions with Management and Directors"

Part III-Item 14  Controls and Procedures

The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Exchange Act) as of a date within 90 days of the filing of this report and concluded that those disclosure controls and procedures are effective in alerting them in a timely manner to material information about the Company and its consolidated subsidiaries required to be disclosed in the Company's periodic reports filed with the Securities and Exchange Commission.

There have been no changes in the Company's internal controls or in other factors known to the Company that could significantly affect these controls subsequent to their evaluation. While the Company believes that the existing disclosure controls and procedures have been effective to accomplish these objectives, the Company intends to continue to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

Part IV-Item 15  Exhibits, Financial Statement Schedules and Reports on
Form 8-K

A.    Documents Filed as Part of this Report:

      (1) The following consolidated financial statements, as included in the 2002 Annual Report to Shareholders, are incorporated herein by reference.

            1)    Consolidated Balance Sheets at December 31, 2002 and 2001
            2) Consolidated Income Statements for the years ended December 31, 2002, 2001 and 2000
            3)    Consolidated Statements of Changes in Stockholders' Equity
                  for the years ended December 31, 2002, 2001 and 2000
            4)    Consolidated Statements of Cash Flows for the years ended
                  December 31, 2002, 2001 and 2000
            5)    Notes to the Consolidated Financial Statements

      (2)   Report of Former Accountant filed herewith as Exhibit 13.2.

      (3) The following exhibits are either filed herewith as part of this report, or are incorporated herein by reference:

Item No:
3.1   Amended and Restated Articles of Incorporation of Union Bankshares,
      Inc. (as of May 7, 1997), previously filed with the Commission as
      Exhibit 3.1 to the Company's Registration Statement on Form S-4 (#333-82709) and incorporated herein by reference.
3.2 Amendment filed May 19, 1998 to Amended and Restated Articles of Association of Union Bankshares, Inc., adding new sections 8 and 9, previously filed with the Commission as Exhibit 3.1 to the Company's Registration Statement on Form S-4 (#333-82709) and incorporated herein by reference.
3.3 Amendment filed November 24, 1999 to Amended and Restated Articles of Association of Union Bankshares, Inc. increasing the authorized common shares to 5,000,000, previously filed with the Commission on December 10, 1999 as Exhibit 3.3 to the Company's Current Report on
      Form 8-K 12g3, and incorporated herein by reference.
3.4 Bylaws of Union Bankshares, Inc., as amended, , previously filed with the Commission as Exhibit 3.1 to the Company's Registration Statement
      on Form S-4 (#333-82709) and incorporated herein by reference.
10.1  Stock Registration Agreement dated as of February 16, 1999, among
      Union Bankshares, Inc., Genevieve L. Hovey, individually and as
      Trustee of the Genevieve L. Hovey Trust (U.A. dated 8/22/89), and Franklin G. Hovey, II, individually, previously filed with the Commission as Exhibit 3.1 to the Company's Registration Statement on Form S-4 (#333-82709) and incorporated herein by reference.
10.2 1998 Incentive Stock Option Plan of Union Bankshares, Inc. and Subsidiary, previously filed with the Commission as Exhibit 3.1 to the Company's Registration Statement on Form S-4 (#333-82709) and incorporated herein by reference.*
10.3 Form of Union Bankshares, Inc. Deferred Compensation Plan and Agreement, previously filed with the Commission as Exhibit 10.3 to the Company's 2001 Form 10-K and incorporated herein by reference.*
10.4  Employment Agreement, dated December 10, 1998, between Citizens
      Savings Bank & Trust Company and Jerry S. Rowe, previously filed with the Commission as Exhibit 10.6 to the Company's 1999 Form 10-K and incorporated herein by reference.*
11 Statement re: Computation of per share earnings: See Note 1 to the consolidated financial statements for details on earnings per share computations for 2002, 2001 and 2000.
13.1 The following specifically designated portions of Union's 2002 Annual Report to Shareholders have been incorporated by reference in this Report on Form 10-K, is filed herewith: pages 11 to 56.
13.2 Report of Former Accountant, A.M. Peisch & Company, LLP for the year ended December 31, 2000.
21    Subsidiaries of Union Bankshares, Inc.
            Union Bank, Morrisville, Vermont
            Citizens Savings Bank & Trust Company, St. Johnsbury, Vermont

      (3)   Reports on Form 8-K

            a) Form 8-K filed on October 8, 2002 to report third quarter and year-to-date earnings and the declaration of a dividend.
            b) Form 8-K filed on October 18, 2002 to report we mailed our internal, unaudited Third Quarter 2002 Report to our shareholders.

99.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------

*     denotes management contract or compensatory plan.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of March 31, 2003.

Union Bankshares, Inc.

By:   /s/ Kenneth D. Gibbons                By:   /s/ Marsha A. Mongeon
      ----------------------                      ---------------------
          Kenneth D. Gibbons                          Marsha A. Mongeon
          President and Chief                         Treasurer and Chief
          Executive Officer                           Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 31, 2003

          Name                                   Title
          ----                                   -----

/s/ W. Arlen Smith          Director, Chairman of the Board
    W. Arlen Smith

/s/ Kenneth D. Gibbons      Director, President and Chief Executive Officer
    Kenneth D. Gibbons      (Principal Executive Officer)

/s/ Marsha A. Mongeon       Treasurer and Chief Financial Officer
    Marsha A. Mongeon       (Principal Financial Officer)

/s/ Cynthia D. Borck        Director and Vice President
    Cynthia D. Borck

/s/ William T. Costa Jr.    Director
    William T. Costa Jr.

/s/ Franklin G. Hovey II    Director
    Franklin G. Hovey II

/s/ Richard C. Marron       Director
    Richard C. Marron

/s/ Robert P. Rollins        Director
    Robert P. Rollins

/s/ Richard C. Sargent       Director
    Richard C. Sargent

/s/ John H. Steele           Director
    John H. Steele

                CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER


I, Kenneth D. Gibbons, President and Chief Executive Officer of Union Bankshares, Inc., certify that:

1.    I have reviewed this annual report on Form 10-K of Union
      Bankshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003

/s/ Kenneth D. Gibbons
-------------------------
[Signature]
President and Chief Executive Officer

                CERTIFICATION OF THE CHIEF FINANCIAL OFFICER


I, Marsha Mongeon, Treasurer and Chief Financial Officer of Union
Bankshares, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Union Bankshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003

/s/ Marsha A. Mongeon
-------------------------
[Signature]
Treasurer and Chief Financial Officer