Form 10-Q
period 2003-03-31
UNION BANKSHARES INC
filed 2003-05-15
CIK 706863

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



               For the quarterly period ended:  March 31, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 9, 2003:
     Common Stock, $2 par value                   3,030,757 shares

                           UNION BANKSHARES, INC.
                              TABLE OF CONTENTS



PART 1  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Consolidated Financial Statements.
  Union Bankshares, Inc. and Subsidiaries
  Consolidated Balance Sheets                                                 3
  Consolidated Statements of Income                                           4
  Consolidated Statements of Changes in Stockholders' Equity                  5
  Consolidated Statements of Cash Flows                                       6
Notes to Consolidated Financial Statements                                    8

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              10
Item 3.  Quantitative and Qualitative Disclosures About Market Risk          25
Item 4.  Controls and Procedures                                             25

PART II  OTHER INFORMATION

  Item 1.  Legal Proceedings.                                                26
  Item 2.  Change in Securities and Use of Proceeds                          26
  Item 6.  Exhibits and Reports on Form 8-K                                  26

Signatures                                                                   27
Certifications                                                               28

Item 1.  Financial Statements

Union Bankshares, Inc. and Subsidiaries
Consolidated Balance Sheets


                                                               March 31,     December 31,
(Dollars in Thousands)                                           2003            2002
                                                               ---------     ------------
                                                              (unaudited)

Assets
  Cash and due from banks                                      $ 15,956        $ 16,035
  Federal funds sold and overnight deposits                       6,498           9,713
                                                               --------        --------
    Cash and Cash Equivalents                                    22,454          25,748
  Interest bearing deposits in banks                              4,734           5,327
  Securities available-for-sale                                  39,431          45,824
  Federal Home Loan Bank stock                                    1,241           1,235
  Loans held for sale                                            18,701          17,139
  Loans                                                         239,596         238,974
    Allowance for loan losses                                    (2,955)         (2,908)
    Unearned net loan fees                                         (201)           (206)
                                                               --------        --------
      Net loans                                                 236,440         235,860
                                                               --------        --------
  Accrued interest receivable                                     1,803           1,890
  Premises and equipment, net                                     4,577           4,612
  Other real estate owned                                           744             784
  Other assets                                                    5,060           5,073
                                                               --------        --------

      Total assets                                             $335,185        $343,492
                                                               ========        ========

Liabilities and Stockholders' Equity:

Liabilities:
  Deposits:
    Noninterest bearing                                        $ 38,080        $ 40,976
    Interest bearing                                            245,692         252,028
                                                               --------        --------
      Total Deposits                                            283,772         293,004
  Borrowed funds                                                  7,193           7,536
  Accrued interest and other liabilities                          4,630           3,783
                                                               --------        --------
      Total liabilities                                         295,595         304,323
                                                               --------        --------


Stockholders' Equity:
  Common stock, $2 par value; 5,000,000 shares authorized;
   3,271,189 shares issued at 3/31/03 and 3,270,689 shares
   issued at 12/31/02                                             6,542           6,542
  Paid-in capital                                                   326             318
  Retained earnings                                              33,677          33,357
  Treasury stock at cost; 240,632 shares at 3/31/03 and
   12/31/02                                                      (1,722)         (1,722)
  Accumulated other comprehensive income                            767             674
                                                               --------        --------
      Total stockholders' equity                                 39,590          39,169
                                                               --------        --------

      Total liabilities and stockholders' equity               $335,185        $343,492
                                                               ========        ========

See accompanying notes to the unaudited consolidated financial statements

Union Bankshares, Inc. and Subsidiaries
Consolidated Statements of Income


                                                                Three Months Ended
                                                                     March 31,
                                                                ------------------
(Dollars in Thousands, except Per Share Data)                   2003          2002
                                                                ----          ----
                                                             (unaudited)

Interest income:
  Interest and fees on loans                                  $   4,529     $   4,780
  Interest and dividends on securities available-for-sale           543           672
  Interest on federal funds sold and overnight deposits              22            30
  Interest on interest bearing deposits in banks                     47            54
                                                              ---------     ---------
                                                                  5,141         5,536
                                                              ---------     ---------

Interest expense:
  Interest on deposits                                            1,114         1,623
  Interest on federal funds purchased                                 -             1
  Interest on borrowed funds                                         85           131
                                                              ---------     ---------
                                                                  1,199         1,755
                                                              ---------     ---------

      Net interest income                                         3,942         3,781

Provision for loan losses                                            42            90
                                                              ---------     ---------

      Net interest income after provision for loan losses         3,900         3,691
                                                              ---------     ---------

Other income:
  Trust income                                                       39            67
  Service fees                                                      660           603
  Loss on sale of securities available-for-sale                       -            (3)
  Gain on sale of loans held for sale                               182            27
  Other income                                                       23            33
                                                              ---------     ---------
                                                                    904           727
                                                              ---------     ---------

Other expenses:
  Salaries and wages                                              1,412         1,260
  Pension and employee benefits                                     422           388
  Occupancy expense, net                                            188           160
  Equipment expense                                                 232           200
  Net operation of other real estate owned                           70            85
  Other expense                                                     756           695
                                                              ---------     ---------
                                                                  3,080         2,788
                                                              ---------     ---------

  Income before income tax expense                                1,724         1,630

Income tax expense                                                  495           461
                                                              ---------     ---------

      Net income                                              $   1,229     $   1,169
                                                              =========     =========

Earnings per common share                                     $    0.41     $    0.39
                                                              =========     =========

Weighted average number of common
 shares outstanding                                           3,030,329     3,027,557
                                                              =========     =========

Dividends declared per share                                  $    0.30     $    0.28
                                                              =========     =========

See accompanying notes to the unaudited consolidated financial statements

Union Bankshares, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)


                                                                                            Accumulated
                                                    Paid-in                                    Other
                                        Common      Capital      Retained     Treasury     Comprehensive
                                        Stock      & Surplus     Earnings      Stock          Income          Total
                                        ------     ---------     --------     --------     -------------      -----
                                                                  (dollars in thousands)

Balance, December 31, 2002              $6,542       $318        $33,357      ($1,722)         $674          $39,169

Comprehensive Income:
  Net income                                 -          -          1,229            -             -            1,229
  Change in net unrealized gain on
   securities available-for-sale, net
   of reclassification adjustment and
   tax effects.                              -          -              -            -            93               93
                                                                                                             -------
Total Comprehensive income                   -          -              -            -             -            1,322

Exercise of stock options                    -          8              -            -             -                8

Cash dividends declared
 ($0.30  per share)                          -          -           (909)           -             -             (909)
                                        ----------------------------------------------------------------------------

Balance March 31, 2003                  $6,542       $326        $33,677      ($1,722)         $767          $39,590
                                        ============================================================================

See accompanying notes to the unaudited consolidated financial statements

Union Bankshares, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(UNAUDITED)


                                                              March 31,     March 31,
                                                                2003          2002
                                                              ---------     ---------
                                                              (Dollars in Thousands)

Cash Flows From Operating Activities
  Net Income                                                  $  1,229       $  1,169
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities
    Depreciation                                                   167            147
    Provision for loan losses                                       42             90
    Provision for deferred income taxes                              4             70
    Net amortization on securities available-for-sale               74             46
    Equity in losses of limited partnerships                        31             30
    Write-downs of other real estate owned                          33             41
    Decrease in unamortized loan fees                               (5)            (1)
    Proceeds from sales of loans held for sale                   6,922          4,444
    Net loans made to customers and held for sale               (8,302)        (7,418)
    Loss on sale of securities available-for-sale                    -              3
    Gain on sale of loans held for sale                           (182)           (27)
    Loss on sale of other real estate owned                          2              -
    Loss (gain)on disposal of fixed assets                          (6)             1
    Decrease in accrued interest receivable                         87             31
    (Increase) decrease in other assets                            (58)            16
    Increase in income taxes                                       461            445
    Decrease in accrued interest payable                           (35)          (100)
    Increase in other liabilities                                  421              1
                                                              --------       --------
      Net cash provided (used in) by operating activities          885         (1,012)


Cash Flows From Investing Activities
  Interest bearing deposits in banks
    Maturities and redemptions                                   1,190            972
    Purchases                                                     (597)          (595)
  Securities available-for-sale
    Sales                                                            -            510
    Maturities, calls and paydowns                               9,592          6,211
    Purchases                                                   (3,133)        (4,869)
  Purchase of Federal Home Loan Bank Stock                          (6)          (124)
  (Increase) decrease in loans, net                               (690)         1,199
  Recoveries of loans charged off                                   33             38
  Purchases of premises and equipment                             (136)          (516)




                                                              March 31,     March 31,
                                                                2003          2002
                                                              ---------     ---------
                                                              (Dollars in Thousands)

  Investment in limited partnerships                                 -            (45)
  Proceeds from sales of other real estate owned                    20              -
  Proceeds from sales of premises and equipment                     10              1
  Proceeds from sales of repossessed property                       14              5
                                                              --------       --------

      Net cash provided by investing activities                  6,297          2,787

Cash Flows From Financing Activities
  (Decrease) increase in borrowings outstanding, net              (343)         1,775
  Proceeds from exercise of stock options                            8              -
  Net decrease in noninterest bearing deposits                  (2,896)        (2,523)
  Net decrease in interest bearing deposits                     (6,336)        (2,278)
  Dividends paid                                                  (909)          (848)
                                                              --------       --------

      Net cash used in financing activities                    (10,476)        (3,874)

      Decrease in cash and cash equivalents                   $ (3,294)      $ (2,099)
Cash and cash equivalents
  Beginning                                                   $ 25,748       $ 21,556

  Ending                                                      $ 22,454       $ 19,457

Supplemental Disclosures of Cash Flow Information:
  Interest paid                                               $  1,235       $  1,855
                                                              ========       ========

  Income taxes paid                                           $     30       $      -
                                                              ========       ========

Supplemental Schedule of Noncash Investing and
 Financing Activities:

  Other real estate acquired in settlement of loans           $     15       $    163
                                                              ========       ========

  Repossessed property acquired in settlement of loans        $     25       $     14
                                                              ========       ========

  Total change in unrealized gain on securities
   available-for-sale                                         $    140       $   (335)
                                                              ========       ========

See accompanying notes to the unaudited consolidated financial statements

                           UNION BANKSHARES, INC.

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS:

Note 1.  Basis of Presentation
The accompanying interim unaudited consolidated financial statements of Union Bankshares, Inc. (the Company) for the interim periods ended March 31, 2003 and 2002 and for the quarters then ended have been prepared in accordance with U.S. generally accepted accounting principles, general practices within the banking industry and the accounting policies described in the Company's Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) and disclosures necessary for a fair presentation of the information contained herein have been made. Certain amounts reported in prior periods have been reclassified for comparative purposes. This information should be read in conjunction with the Company's 2002 Annual Report to Shareholders, 2002 Annual Report on Form 10-K, and current reports on Form 8-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ended December 31, 2003 or any other interim period.

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

Note 4.  New Accounting Pronouncements
In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (Statement) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement is mainly effective for contracts entered into or modified after June 30, 2003. Management is currently evaluating the impact of this Statement on the company's financial statements but does not anticipate it will have a material impact.

Note 5.  Stock Option Plan
The Company has a stock option plan and continues to apply the intrinsic value based method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has adopted the disclosure provision of FASB Statement No. 148, Accounting for Stock Based Compensation-Transition and Disclosure. Had compensation costs been determined on the basis of fair value pursuant to FASB Statement No. 123, Accounting for Stock-Based Compensation, the effects on net income and earnings per common share for the three months ended March 31 would have approximated:


(Dollars in thousands, except for per share data)        2003       2002
                                                         ----       ----

Net income:
  As reported                                           $1,229     $1,169
  Deduct: Total stock-based compensation
  expense determined under fair value based
  method for all awards, net of related tax effects        (1)        (1)
                                                        ------     ------
  Pro forma net income                                  $1,228     $1,168
                                                        ======     ======

Earnings per common share:
  As reported                                           $ 0.41     $ 0.39
  Pro forma                                             $ 0.41     $ 0.39

Note 6.  Reportable Segments
The Company has two reportable operating segments, Union Bank and Citizens Savings Bank and Trust Company (Citizens). Management regularly evaluates separate financial information for each segment in deciding how to allocate resources and in assessing performance. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

Information about reportable segments, and the reconciliation of such information to the consolidated financial statements as of and for the periods ended March 31, 2003 and 2002 follows:


                                  Union                    Intersegment               Consolidated
2003                              Bank        Citizens     Elimination      Other       Totals
--------------------------------------------------------------------------------------------------
                                                     (dollars in thousands)

Interest income                  $  3,539     $  1,602         $  0         $  0       $  5,141
Interest expense                      733          466            0            0          1,199
Provision for loan loss                21           21            0            0             42
Service fee income                    540          120            0            0            660
Income tax expense (benefit)          430           89            0          (24)           495
Net income (loss)                   1,085          188            0          (44)         1,229
Assets                            231,677      103,130          (80)         458        335,185


                                  Union                    Intersegment               Consolidated
2002                              Bank        Citizens     Elimination      Other       Totals
--------------------------------------------------------------------------------------------------
                                                     (dollars in thousands)

Interest income                  $  3,797     $  1,739         $  0         $  0       $  5,536
Interest expense                    1,142          613            0            0          1,755
Provision for loan loss                45           45            0            0             90
Service fee income                    482          121            0            0            603
Income tax expense (benefit)          342          136            0          (17)           461
Net income (loss)                     926          277            0          (34)         1,169
Assets                            231,848      103,622          (45)         423        334,848

Amounts in the "Other" column encompass activity in Union Bankshares, Inc., the "parent company." Parent company assets are stated after intercompany eliminations.

Note 7.  Comprehensive Income
The components of other comprehensive income and related tax effects at March 31, are as follows:


                                                                          2003
                                                                          ----
                                                                 (dollars in thousands)

Unrealized holding gains on available-for-sale securities                 $140
Reclassification adjustment for losses (gains) realized in
 income                                                                      -
                                                                          ----
Net unrealized gains                                                       140
Tax effect                                                                  47
                                                                          ----
Net of tax amount                                                         $ 93

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

                                   GENERAL

The following discussion and analysis provides information regarding Union Bankshares, Inc.'s (Union's or the Company's) financial position as of March 31, 2003 and as of December 31, 2002, and its results of operations for the three months ended March 31, 2003 and 2002. This discussion should be read in conjunction with the information in this document under Financial Statements and related notes and with other financial data appearing elsewhere in this filing. In the opinion of Union's management, the interim unaudited data reflects all adjustments, consisting only of normal recurring adjustments and disclosures, necessary to fairly present Union's consolidated financial position and results of operations to be expected for the interim period. Management is not aware of the occurrence of any events after March 31, 2003, which would materially affect the information presented.

Union's common stock was listed on the American Stock Exchange on July 13, 2000 with an opening price of $15.125, it closed on March 31, 2003 at $27.00 and on May 9, 2003 at $29.20.

On February 18, 2003 we publicly announced the planned merger of our two subsidiary banks, Union Bank and Citizens Savings Bank and Trust Company (Citizens) under the name and banking charter of Union Bank. Union Bankshares had acquired Citizens in December of 1999 and since the acquisition, each subsidiary bank has operated semi-autonomously under the bank holding company. The purpose of merging the two banks is to provide a higher quality of service to the communities served by each bank by improving coordination of products and services as well as enhancing efficiencies. The merger will be treated as a tax-free reorganization.
The regulatory approvals for this merger have been received and an anticipated merger date, as of the close of business on May 16, 2003, has been set. On February 18th, we also announced the resignation of Jerry Rowe, President and CEO of Citizens and Vice President and Director of Union Bankshares, Inc. which was effective February 15, 2003.

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

Forward-looking statements reflect management's current expectations and are subject to uncertainties, both general and specific, and risk exists those predictions, forecasts, projections and other estimates contained in forward-looking statements will not be achieved. Also when we use any of the words "believes," "expects," "anticipates," "intends," "plans," "seeks," "estimates" or similar expressions, we are making forward-looking statements. Many possible events or factors, including those beyond the control of management, could affect the future financial results and performance of our company. This could cause results or performance to differ materially from those expressed in our forward-looking statements. The possible events or factors that might affect our forward-looking statements include, but are not limited to, the following:

*     uses of monetary, fiscal and tax policy by various governments
* political, legislative or regulatory developments in Vermont, New Hampshire or the United States including changes in laws concerning accounting, taxes, banking and other aspects of the financial services industry

* developments in general economic or business conditions, including interest rate fluctuations, market fluctuations and perceptions, and inflation and their effect on the Company or its customers
* changes in the competitive environment for financial services organizations
*     the Company's ability to retain key personnel
*     changes in technology including demands for greater automation
*     acts of terrorism or war
*     adverse changes in the securities market
* unanticipated lower revenues, loss of customers or business or higher operating expenses
* the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities
* the amount that we invest in new business opportunities and the timing of these investments

When evaluating forward-looking statements to make decisions with respect to the Company, investors and others are cautioned to consider these and other risks and uncertainties and are reminded not to place undue reliance on such statements. Forward-looking statements speak only as of the date they are made and the company undertakes no obligation to update them to reflect new or changed information or events, except as may be required by federal securities laws.

                        CRITICAL ACCOUNTING POLICIES

The Company has established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company's financial statements. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the reported amount of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and related notes. The Securities and Exchange Commission ("SEC") has defined a company's critical accounting policies as the ones that are most important to the portrayal of the Company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company. The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements. In estimating the allowance for loan losses, management utilizes historical experience as well as other factors including the effect of changes in the local real estate market on collateral values, the effect on the loan portfolio of current economic indicators and their probable impact on borrowers and changes in delinquent, nonperforming or impaired loans. Changes in these factors may cause management's estimate of the allowance to increase or decrease and result in adjustments to the Company's provision for loan losses. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results. For additional information see FINANCIAL CONDITION - Allowance for Loan Losses below. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgment or conditions.


                            RESULTS OF OPERATIONS

The Company's net income for the quarter ended March 31, 2003 was $1.23 million, compared with net income of $1.17 million for the first quarter of 2002. Net income per share was $.41 for the first quarter of 2003 compared to $.39 for the same quarter of 2002.

Net Interest Income. The largest component of Union's operating income is net interest income, which is the difference between interest and dividend income received from interest-earning assets and the interest expense paid on its interest-bearing liabilities.

Yields Earned and Rates Paid. The following table shows, for the periods indicated, the total amount of income recorded from interest-earning assets, and the related average yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and average rates, and the relative net interest spread and net interest margin. All yield and rate information is calculated on an annualized basis. Yield and rate information for a period is average information for the period, and is calculated by dividing the annualized income or expense item for the period by the average balances of the appropriate balance sheet item during the period. Net interest margin is annualized net interest income divided by average interest-earning assets. Nonaccrual loans are included in asset balances for the appropriate periods, but recognition of interest on such loans is discontinued and any remaining accrued interest receivable is reversed, in conformity with federal regulations. The yields, net interest spread and net interest margins appearing in the following tables have been calculated on a pre-tax basis:


                                                                  Three months ended March 31,
                                                           2003                                  2002
                                             ---------------------------------     ---------------------------------
                                                          Interest     Average                  Interest     Average
                                             Average      Earned/      Yield/      Average      Earned/      Yield/
                                             Balance        Paid        Rate       Balance        Paid        Rate
                                             -------      --------     -------     -------      --------     -------
                                                                     (dollars in thousands)

Average Assets:
  Federal funds sold and
   overnight deposits                        $  8,652      $   22       1.04%      $  7,805      $   30       1.54%
  Interest bearing deposits in banks            5,054          47       3.74%         4,468          54       4.83%
  Securities available-for-sale (1), (2)       44,684         543       5.10%        47,552         672       5.89%
  Loans, net (1), (3)                         253,329       4,529       7.32%       248,402       4,780       7.77%
                                             --------      ------       ----       --------      ------       ----
Total interest-earning assets (1)             311,719       5,141       6.77%       308,227       5,536       7.28%

Cash and due from banks                        14,322                                12,566
Premises and equipment                          4,638                                 4,375
Other assets                                    7,834                                 8,169
                                             --------                              --------
      Total assets                           $338,513                              $333,337
                                             ========                              ========

Average Liabilities and
 Stockholders' Equity:
  Now accounts                               $ 40,497      $   62       0.63%      $ 35,324      $  105       1.19%
  Savings and money market accounts           107,507         292       1.10%       104,423         483       1.85%
  Time deposits                               101,333         760       3.04%       103,234       1,035       4.01%
  Borrowed funds                                7,315          85       4.70%        12,299         132       4.29%
                                             --------      ------       ----       --------      ------       ----
      Total interest-bearing liabilities      256,652       1,199       1.89%       255,280       1,755       2.75%

Non-interest bearing deposits                  39,458                                37,365
Other liabilities                               3,820                                 3,810
                                             --------                              --------
      Total liabilities                       299,930                               296,455

Stockholders' equity                           38,583                                36,882
                                             --------                              --------
      Total liabilities and
       stockholders' equity                  $338,513                              $333,337
                                             ========                              ========

Net interest income                                        $3,942                                $3,781
                                                           ======                                ======
Net interest spread (1)                                                 4.87%                                 4.53%
                                                                        ====                                  ====

Net interest margin (1)                                                 5.21%                                 5.00%
                                                                        ====                                  ====

<F1>  Average yield reported on a tax-equivalent basis.
<F2>  The average balance of securities available-for-sale is calculated on the amortized cost basis.
<F3>  Includes loans held for sale and is net of unearned income and allowance for loan losses.

Union's net interest income increased by $161 thousand, or 4.26%, to $3.94 million for the three months ended March 31, 2003, from $3.78 million for the three months ended March 31, 2002. The net interest spread increased by 34 basis points to 4.87% for the three months ended March 31, 2003, from 4.53% for the three months ended March 31, 2002 as interest rates paid on most liabilities and earned on most assets moved downward in response to earlier decreases in the prime rate. The net interest margin for the 2003 period increased 21 basis points to 5.21% from the 2002 period at 5.00%. A decrease in prime rate is not necessarily beneficial to Union in the near term, see "OTHER FINANCIAL CONSIDERATIONS - Market Risk and Asset and Liability Management."

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


                                                Three Months Ended March 31, 2003 Compared
                                                   to Three Months Ended March 31, 2002
                                                   Increase/(Decrease) Due to Change In
                                                ------------------------------------------
                                                       Volume      Rate       Net
                                                       ------      ----       ---
                                                          (dollars in thousands)

Interest-earning assets:
  Federal funds sold and overnight deposits             $  3      $ (11)     $  (8)
  Interest bearing deposits in banks                       7        (14)        (7)
  Securities available-for-sale                          (42)       (87)      (129)
  Loans, net                                              62       (313)      (251)
                                                        ----      -----      -----
      Total interest-earning assets                       30       (425)      (395)
Interest-bearing liabilities:
  Now accounts                                            14        (57)       (43)
  Savings and money market accounts                       11       (202)      (191)
  Time deposits                                          (26)      (249)      (275)
  Borrowed funds                                         (54)         7        (47)
                                                        ----      -----      -----
      Total interest-bearing liabilities                 (55)      (501)      (556)
                                                        ----      -----      -----
Net change in net interest income                       $ 85      $  76      $ 161
                                                        ====      =====      =====

Quarter Ended March 31, 2003 compared to Quarter Ended March 31, 2002.

Interest and Dividend Income. Union's interest and dividend income decreased by $395 thousand, or 7.13%, to $5.1 million for the three months ended March 31, 2003, from $5.5 million for the three months ended March 31, 2002. Average earning assets increased by $3.5 million, or 1.1%, to $311.7 million for the three months ended March 31, 2003, from $308.2 million for the three months ended March 31, 2002. Average loans approximated $253.3 million for the three months ended March 31, 2003 up from $248.4 million for the three months ended March 31, 2002. The $2.9 million or 30.0% increase in construction loans and the $4.0 million or 3.3% increase in commercial loans was partially offset by the $1.5 million or 12.7% decrease in personal loans and a $1.7 million, or 2.0% decrease in residential real estate secured loans.

The average balance of securities available-for-sale (including mortgage-backed securities) decreased by $2.9 million, or 6.0%, to $44.7 million for the three months ended March 31, 2003, from $47.6 million for the three months ended March 31, 2002. The decrease in the investment portfolio in 2003 reflects the continuing growth in our loan portfolio. The average level of federal funds sold and overnight deposits increased by $847 thousand or 10.9%, to $8.7 million for the three months ended March 31, 2003, from $7.8 million for the three months ended March 31, 2002. The average balance in interest bearing deposits in banks increased by $586 thousand to $5.1 million from $4.5 million, or 13.1% increase. Interest income from non-loan instruments was $612 thousand for 2003 and $756 thousand for 2002 reflecting the decrease in yields and the overall decrease in volume.

Interest Expense. Union's interest expense decreased by $556 thousand, or 31.7%, to $1.2 million for the three months ended March 31, 2003 from $1.76 million for the three months ended March 31, 2002. Average interest-bearing liabilities increased by $1.4 million, or .5%, to $256.7 million for the three months ended March 31, 2003, from $255.3 million for the three months ended March 31, 2002. Average time deposits were $101.3 million for the three months ended March 31, 2003 and $103.2 million for the three months ended March 31, 2002, or a decrease of 1.8%. The average balances for money market and savings accounts increased by $3.1 million, or 3.0% to $107.5 million for the three months ended March 31, 2003, from $104.4 million for the three months ended March 31, 2002. The 14.9% increase in Now accounts brought the average balance up to $40.5 million from $35.3 million. Customers have maintained very liquid positions during the last 2 years as they anticipate the interest rates paid on all deposit instruments will rise.

The average balance on funds borrowed has decreased from $12.3 million in 2002 to $7.3 million in 2003 as Union's subsidiaries continued to pay down amortizing Federal Home Loan Bank advances.

Noninterest Income. Union's noninterest income increased $177 thousand, or 24.3%, to $904 thousand for the three months ended March 31, 2003 from $727 thousand for the three months ended March 31, 2002. Trust department income decreased to $39 thousand for the three months of 2003 from $67 thousand in the same period of 2002 or a 42.95% decrease primarily due to the decline in interest rates and the stock market since the majority of the fee income is based on the asset's market value. Gain on Sale of Loans increased $155 thousand to $182 thousand for 2003 from $27 thousand for 2002. Service fees (sources of which include, among others, deposit and loan servicing fees, ATM fees, and safe deposit fees) increased by $57 thousand, or 9.5%, to $660 thousand for the three months ended March 31, 2003, from $603 thousand for the three months ended March 31, 2002. The main component of other income in 2003 is $15 thousand representing net servicing rights.

Noninterest Expense. Union's noninterest expense increased $292 thousand, or 10.5%, to $3.08 million for the three months ended March 31, 2003, from $2.79 million for the three months ended March 31, 2002. Salaries increased $152 thousand, or 12.1%, to $1.41 million for the three months ended March 31, 2003, from $1.26 million for the three months ended March 31, 2002, reflecting normal salary activity, an accrual under a separation agreement with the former president of Citizens, growth and the addition of the Fairfax, Vermont branch in April of 2002. Pension and employee benefits increased $34 thousand, or 8.8%, to $422 thousand for the three months ended March 31, 2003, from $388 thousand for the three months ended March 31, 2002 mainly due to a $27 thousand increase in pension plan costs. Net occupancy expense increased $28 thousand, or 17.5%, to $188 thousand for the three months ended March 31, 2003, from $160 thousand for the three months ended March 31, 2002. Equipment expense increased $32 thousand or 16.0% to $232 thousand for the three months ended March 31, 2003, from $200 thousand for the same period in 2002. Net operation of other real estate owned was $70 thousand for the three months ended March 31, 2003 compared to $85 thousand for the same period in 2002. Other operating expenses were $756 thousand for the first three months of 2003 compared to $695 thousand for the same period in 2002. The increase of $61 thousand, or 8.8%, is mainly due to the costs associated with assimilating Citizens Savings Bank & Trust Company into Union Bank and increased professional and legal fees.

Income Tax Expense. Union's income tax expense increased by $34 thousand, or 7.4%, to $495 thousand for the three months ended March 31, 2003, from $461 thousand for the comparable period of 2002, mainly due to increased income before taxes.

                             FINANCIAL CONDITION

At March 31, 2003, Union had total consolidated assets of $335.2 million, including net loans and loans held for sale of $255.1 million, deposits of $283.8 million and stockholders' equity of $39.6 million. Union's total assets decreased by $8.3 million or 2.4% to $335.2 million at March 31, 2003 from $343.5 million at December 31, 2002. Total net loans and loans held for sale increased by $2.1 million or .8% to $255.1 million or 76.1% of total assets at March 31, 2003 as compared to $253.0 million or 73.7% of total assets at December 31, 2002. Cash and cash equivalents, including federal funds sold and overnight deposits, decreased $3.3 million or 12.8% to $22.4 million at March 31, 2003 from $25.7 million at December 31, 2002.

Securities available for sale decreased from $45.8 million at December 31, 2002 to $39.4 million at March 31, 2003, a $6.4 million or 14.0% decrease. Securities maturing have not been replaced dollar for dollar in order to fund loan demand, our decision to currently hold in portfolio a portion of loans available for sale, and a decrease in our non-core deposits.

Deposits decreased $9.2 million or 3.1% to $283.8 million at March 31, 2003 from $293.0 million at December 31, 2002, which is a seasonal fluctuation (see average balances in Yields Earned and Rates Paid on Page 12). Total borrowings decreased $343 thousand to $7.2 million at March 31, 2003 from $7.5 million at December 31, 2002 due to pay downs of amortizing Federal Home Loan Bank advances.

Loan Portfolio. Union's loan portfolio (including loans held for sale) primarily consists of adjustable- and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. As of March 31, 2003, Union's gross loan portfolio totaled $258.3 million, or 77.1%, of assets, of which $108.2 million, or 41.9% of gross loans, consisted of residential mortgages and construction loans, and $88.1 million, or 34.1%, of total loans consisted of commercial real estate loans. As of such date, Union's loan portfolio also included $20.0 million of commercial loans, $12.7 million of municipal loans, and $10.5 million of consumer loans representing, in order, 7.8%, 4.9% and 4.1% of total loans outstanding on March 31, 2003.

The following table shows information on the composition of Union's loan portfolio as of March 31, 2003 and December 31, 2002:


                                                 March 31,     December 31,
Loan Type                                          2003            2002
---------                                        ---------     ------------
                                                   (dollars in thousands)

Real estate                                      $108,232        $109,347
Commercial real estate                             88,138          86,081
Commercial                                         20,039          19,919
Consumer                                           10,462          10,758
Municipal loans                                    12,725          12,869
Loans held for sale                                18,701          17,139
                                                 --------        --------
      Total loans                                 258,297         256,113

Deduct:
Allowance for loan losses                           2,955           2,908
Net deferred loan fees, premiums & discounts          201             206
                                                 --------        --------
                                                 $255,141        $252,999
                                                 ========        ========

The banks originate and sell residential mortgages into the secondary market, with most such sales made to the Federal Home Loan Mortgage Corporation (FHLMC) and the Vermont Housing Finance Agency (VHFA). Union services a $165.1 million residential mortgage portfolio, approximately $56.9 million of which is serviced for unaffiliated third parties at March 31, 2003. Additionally, Union originates commercial real estate and commercial loans under various SBA programs that provide an agency guarantee for a portion of the loan amount. Union occasionally sells the guaranteed portion of the loan to other financial concerns and will retain servicing rights, which generates fee income. Union serviced $8.0 million of commercial and commercial real estate loans for unaffiliated third parties as of March 31, 2003. Union capitalizes servicing rights on these fees and recognizes gains and losses on the sale of the principal portion of these notes as they occur. The unamortized balance of servicing rights on loans sold with servicing retained was not material at March 31, 2003.

Gross loans and loans held for sale have increased $2.2 million or .9% since December 31, 2002. An increase of $2.1 million or 2.4% in commercial real estate loans, an increase of $120 thousand or .6% in commercial loans, and an increase in loans held for sale of $1.6 million or 9.1% was partially offset by a decrease of $1.1 million or 1.0% in residential real estate loans, a decrease of $144 thousand or 1.1% in municipal loans and a $296 thousand or 2.8% decrease in consumer loans.

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

The Company's loan review procedures include a credit quality assurance process that begins with approval of lending policies and underwriting guidelines by the Board of Directors, a loan review department staffed by experienced former regulatory personnel, low individual lending limits for officers, Board approval for large credit relationships and a quality control process for loan documentation. The Company also maintains a monitoring process for credit extensions. The Company performs periodic concentration analyses based on various factors such as industries, collateral types, large credit sizes and officer portfolio loads. The Company has established underwriting guidelines to be followed by its officers. The Company monitors its delinquency levels for any negative or adverse trends. The Company continues to invest in its loan portfolio monitoring system to enhance its risk management capabilities. There can be no assurance, however, the Company's loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general or local economic conditions.

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

Union had loans on nonaccrual status totaling $1.8 million or 0.75% of gross loans at March 31, 2003, $1.5 million or 0.63% at December 31, 2002 and $1.9 million or 0.81% at March 31, 2002. The aggregate interest income not recognized on such nonaccrual loans amounted to approximately $380 thousand and $432 thousand as of March 31, 2003 and 2002, respectively and $316 thousand as of December 31, 2002.

Union had $307 thousand and $778 thousand in loans past due 90 days or more and still accruing at March 31, 2003 and December 31, 2002, respectively. At March 31, 2003, Union had internally classified certain loans totaling $1.8 million. In management's view, such loans represent a higher degree of risk and could become nonperforming loans in the future. While still on a performing status, in accordance with Union's credit policy, loans are internally classified when a review indicates any of the following conditions makes the likelihood of collection uncertain:

*     the financial condition of the borrower is unsatisfactory;
*     repayment terms have not been met;
* the borrower has sustained losses that are sizable, either in absolute terms or relative to net worth;
*     confidence is diminished;
*     loan covenants have been violated;
*     collateral is inadequate; or
*     other unfavorable factors are present.

At March 31, 2003, Union had acquired by foreclosure or through repossession real estate worth $744 thousand, consisting of three commercial properties and one piece of undeveloped land. Two of the commercial properties have subsequently been sold. The balance at December 31, 2002 was $784 thousand.

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

For the quarter ended March 31, 2003, the methodology used to determine the provision for loan losses was unchanged from the prior year. The composition of the Company's loan portfolio remained relatively unchanged from December 31, 2002 and there was no material change in the lending programs or terms during the quarter.

The following table reflects activity in the allowance for loan losses for the three months ended March 31, 2003 and 2002:


                                       3 Months Ended, March 31,
                                       -------------------------
                                            2003       2002
                                            ----       ----
                                        (dollars in thousands)

Balance at the beginning of period         $2,908     $2,801
Charge-offs:
  Real Estate                                   -          -
  Commercial                                   10         47
  Consumer and other                           18         48
                                           ------     ------
      Total charge-offs                        28         95
                                           ------     ------
Recoveries:
  Real Estate                                   -          6
  Commercial                                   16         10
  Consumer and other                           17         22
                                           ------     ------
      Total recoveries                         33         38
                                           ------     ------

Net (charge-offs) recoveries                    5        (57)
Provision for loan losses                      42         90
                                           ------     ------
Balance at end of period                   $2,955     $2,834
                                           ======     ======

The following table shows the breakdown of Union's allowance for loan loss by category of loan and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:


                                    March 31,             December 31,
                                       2003                   2002
                                ------------------     ------------------
                                         (dollars in thousands)
                                Amount     Percent     Amount     Percent
                                ------     -------     ------     -------

Real Estate
  Residential                   $  572       38.7%     $  580      39.2%
  Commercial                     1,472       36.6%      1,428      35.6%
  Construction                     143        5.5%        144       5.6%
Other Loans
  Commercial                       395        8.0%        412       8.7%
  Consumer installment             193        4.0%        208       4.3%
  Home equity loans                 26        1.3%         28       1.5%
  Municipal, Other and
   Unallocated                     154        5.9%        108       5.1%
                                ------      -----      ------     -----
    Total                       $2,955      100.0%     $2,908     100.0%
                                ======      =====      ======     =====
Ratio of Net Charge Offs to
 Average Loans not held for
 sale (1)                                    0.00%                 0.11%
                                            -----                 -----
Ratio of Allowance for Loan
 Losses to Loans not held
 for sale                                    1.23%                 1.22%
                                            -----                 -----

<F1>  Annualized

Management of the Company believes that the allowance for loan losses at March 31, 2003 is adequate to cover losses inherent in the Company's loan portfolio as of such date. However there can be no assurance that the Company will not sustain losses in future periods, which could be greater than the size of the allowance at March 31, 2003. See CRITICAL ACCOUNTING POLICIES.

While the Company recognizes that the current economic slowdown may adversely impact its borrowers' financial performance and ultimately their ability to repay their loans, management continues to be cautiously optimistic about the key credit indicators from the Company's loan portfolio.

Investment Activities At March 31, 2003, the reported value of investment securities available-for-sale was $39.4 million or 11.8% of its assets. Union had no securities classified as held-to-maturity or trading securities. The reported value of securities available-for-sale at March 31, 2003, reflects a positive valuation adjustment of $1.2 million. The offset of this adjustment, net of income tax effect, was a $767 thousand increase in Union's other comprehensive income component of stockholders' equity and a decrease in net deferred tax assets of $395 thousand.

Deposits. The following table shows information concerning Union's deposits by account type, and the weighted average nominal rates at which interest was paid on such deposits for the period ending March 31, 2003 and December 31, 2002:


                                      Three Months Ended, March 31,            Year Ended December 31,
                                                  2003                                  2002
                                    ---------------------------------     ---------------------------------
                                                            (dollars in thousands)
                                                 Percent                               Percent
                                    Average      Of Total     Average     Average      of Total     Average
                                     Amount      Deposits      Rate        Amount      Deposits      Rate
                                    -------      --------     -------     -------      --------     -------

Non-time deposits:
  Demand deposits                   $ 39,458      13.66%                  $ 37,932      13.28%
  Now accounts                        40,497      14.02%       0.63%        39,143      13.70%       1.07%
  Money Markets                       64,458      22.32%       1.24%        66,562      23.30%       1.85%
  Savings                             43,049      14.91%       0.89%        39,296      13.75%       1.27%
                                    --------     ------                   --------     ------
Total non-time deposits:             187,462      64.91%                   182,933      64.03%
                                    --------     ------                   --------     ------
Time deposits:
  Less than $100,000                  72,204      25.00%       2.98%        75,021      26.26%       3.18%
  $100,000 and over                   29,129      10.09%       3.19%        27,736       9.71%       4.71%
                                    --------     ------                   --------     ------
Total time deposits                  101,333      35.09%                   102,757      35.97%
                                    --------     ------                   --------     ------

Total deposits                      $288,795     100.00%       1.56%      $285,690     100.00%       2.05%
                                    ========     ======        ====       ========     ======        ====

The following table sets forth information regarding the amounts of Union's time deposits in amounts of $100,000 or more at March 31, 2003 and December 31, 2002 that mature during the periods indicated:


                    March 31, 2003     December 31, 2002
                    --------------     -----------------
                           (dollars in thousands)

Within 3 months         $13,799             $ 9,629
3 to 6 months             3,034              13,090
6 to 12 months            3,315               3,113
Over 12 months            4,656               4,217
                        -------             -------
                        $24,804             $30,049
                        =======             =======

Borrowings. Borrowings from the Federal Home Loan Bank of Boston were $7.2 million at March 31, 2003 at a weighted average rate of 4.66%. Borrowings from the Federal Home Loan Bank of Boston were $7.5 million at December 31, 2002 at a weighted average rate of 4.62%. The change between year end 2002 and the end of the first quarter of 2003 is a net decrease of $300 thousand.


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

Our interest rate sensitivity analysis (simulation) as of December 2002 for a flat rate environment projected a Net Interest Income of $3.930 million for the first three months of 2003 compared to actual results of $3.942 million in a flat rate environment, or an .3% difference. Net income was projected to be $1.095 million in a flat rate environment compared to actual results of $1.229 million. The $134 thousand increase in Net Income from projections is mainly due to the Gain on Sale of Loans and net mortgage servicing rights offset by merger expenses and the accrual under the separation agreement. Return on Assets was projected to be 1.32% in a flat rate environment and actual results were 1.47%. Return on Equity was projected to be 11.87% in a flat rate environment compared to actual of 12.66%.

The Company generally requires collateral or other security to support financial instruments with credit risk. As of March 31, 2003, the contract or notional amount of financial instruments whose contract or notional amount represents credit risk were as follows rounded to the nearest thousand:


Commitments to extend credit                                   $28,020
                                                               -------
Standby letters of credit and commercial letters of credit     $ 1,239
                                                               -------
Credit Card arrangements                                       $ 2,200
                                                               =======
Home Equity Lines of Credit                                    $ 3,879
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

The following tables show Union's rate sensitivity analysis as of March 31, 2003:


                                                                       March 31, 2003
                                                                 Cumulative repriced within
                                              3 Months    4 to 12    1 to 3     3 to 5     Over 5
                                               or Less     Months     Years      Years      Total       Total
                                              --------    -------    ------     ------     ------       -----
                                                         (dollars in thousands, by repricing date)

Interest sensitive assets:
  Federal funds sold
   overnight deposits                         $  5,478    $     -    $     -    $     -    $     -    $  5,478
  Interest bearing deposits in banks               796      2,080      1,359        499          -       4,734
  Securities available-for-sale (1)              3,362      7,145     12,424      6,484      9,489      38,904
  FHLB Stock                                         -          -          -          -      1,241       1,241
  Loans (2)                                     94,776     59,949     51,728     35,859     15,784     258,096
                                              --------    -------    -------    -------    -------    --------
      Total interest sensitive assets         $104,412    $69,174    $65,511    $42,842    $26,514    $308,453
                                              ========    =======    =======    =======    =======    ========

Interest sensitive liabilities:
  Time deposits                               $ 34,054    $38,013    $21,684    $ 3,062    $     2    $ 96,815
  Money markets                                 21,113          -          -          -     43,836      64,949
  Regular savings                               14,327          -          -          -     30,795      45,122
  NOW accounts                                  19,361          -          -          -     19,445      38,806
  Borrowed funds (3)                               318        997      3,033      2,845          -       7,193
                                              --------    -------    -------    -------    -------    --------
      Total interest sensitive liabilities    $ 89,173    $39,010    $24,717    $ 5,907    $94,078    $252,885
                                              ========    =======    =======    =======    =======    ========

Net interest rate sensitivity gap               15,239     30,164     40,794     36,935    (67,564)     55,568
Cumulative net interest rate
 sensitivity gap                                15,239     45,403     86,197    123,132     55,568
Cumulative net interest rate
 sensitivity gap as a
 percentage of total assets                       4.55%     13.55%     25.72%     36.74%     16.58%
Cumulative net interest rate sensitivity
 gap as a percentage of total
 interest-sensitive assets                        4.94%     14.72%     27.94%     39.92%     18.02%
Cumulative net interest rate sensitivity
 gap as a percentage of total
 interest-sensitive liabilities                   6.03%     17.95%     34.09%     48.69%     21.97%

<F1>  Securities available-for-sale exclude marketable equity securities with a fair value of $527 thousand that may be sold by Union at any time.
<F2>  Balances shown net of unearned income of $201 thousand.
<F3>  Estimated repayment assumptions considered in Asset/Liability model.

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

The following chart reflects the results of our latest simulation analysis for each of the next two year ends on Net Interest Income, Net Income, Return on Assets, Return on Equity and Capital to Asset Ratio. The projection utilizes a rate shock of 300 basis points from the current prime rate of 4.25%, this is the highest internal slope monitored and shows the best and worse scenarios analyzed. This slope range was determined to be the most relevant during this economic cycle.

                           UNION BANKSHARES, INC.
                  INTEREST RATE SENSITIVITY ANALYSIS MATRIX
                               MARCH 31, 2003
                               (in thousands)


                                                            Return    Return
                                                              on        on      Capital
    Year       Prime    Net Interest    Change      Net     Assets    Equity    to Asset
   Ending      Rate        Income          %      Income       %         %        Ratio
   ------      -----    ------------    ------    ------    ------    ------    --------

December-03     7.25       17,528       11.84      6,513     1.92     16.48       12.02
                4.25       15,672        0.00      5,272     1.56     13.50       11.70
                1.25       13,661      (12.83)     3,927     1.16     10.17       11.35

December-04     7.25       20,628       27.73      8,629     2.44     19.89       12.78
                4.25       16,150        0.00      5,616     1.60     13.80       11.74
                1.25       11,182      (30.76)     2,278      .65      6.03       10.51

Liquidity. Managing liquidity risk is essential to maintaining both depositor confidence and stability in earnings. Liquidity is a measurement of Union's ability to meet potential cash requirements, including ongoing commitments to fund deposit withdrawals, repay borrowings, fund investment and lending activities, and for other general business purposes. Union's principal sources of funds are deposits, amortization and prepayment of loans and securities, maturities of investment securities and other short-term investments, sales of securities and loans available-for-sale, and earnings and funds provided from operations. Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities, reduces the Company's exposure to roll over risk on deposits and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and request for new loans. The Company's strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds.

In addition, as both subsidiary banks are members of the FHLB, Union's subsidiaries have access to preapproved lines of credit up to 15.2% of total assets. Union Bank maintains a $4 million pre-approved Federal Fund line of credit with an upstream correspondent bank and repurchase agreement lines with selected brokerage houses.

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

Union's management monitors current and projected cash flows and adjusts positions as necessary to maintain adequate levels of liquidity. Although approximately 74.1% of Union's time deposits will mature within twelve months, management believes, based upon past experience, that Union will retain a substantial portion of these deposits. Management will continue to offer a competitive but prudent pricing strategy to facilitate retention of such deposits. Any reduction in total deposits could be offset by purchases of federal funds, short-term FHLB borrowings, or liquidation of investment securities or loans held for sale. Such steps could result in an increase in Union's cost of funds and adversely impact the net interest margin. Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. However, any projections of future cash need and flows are subject to substantial uncertainty. We continually evaluate opportunities to buy/sell securities and loans available for sale, obtain credit facilities from lenders, or restructure our debt for strategic reasons or to further strengthen our financial position.

Capital Resources. Our capital management is designed to maintain an optimum level of capital in a cost-effective structure that: meets our target regulatory ratios; supports our internal assessment of economic capital; funds our business strategies; and builds long-term stockholder value.

The total dollar value of Union's stockholders' equity was $39.6 million at March 31, 2003 reflecting net income of $1.2 million for the first three months of 2003, less dividends paid of $909 thousand, compared to $39.2 million of stockholders' equity at year end 2002. Union has 5 million shares of $2.00 par value common stock authorized. As of March 31, 2003, Union had 3,271,189 shares issued, of which 3,030,557 were outstanding and 240,632 were held in Treasury. Also as of March 31, 2003, there were outstanding employee incentive stock options with respect to 10,400 shares of Union's common stock, granted pursuant to Union's 1998 Incentive Stock Option Plan. Of the 50,000 shares authorized for issuance under the 1998 Plan, 38,800 shares remain available for future option grants.

On October 17, 2001, the Company announced a stock repurchase program. The Board of Directors has authorized the repurchase of up to 100,000 shares of common stock, or approximately 3.3% of the Company's outstanding shares. Shares are repurchased from time to time in the open market or in negotiated transactions as, in the judgment of management, market conditions warrant. The repurchase program is open for an unspecified period of time. To date we have repurchased 6,672 shares under this program, for a total cost of $129.5 thousand. No repurchases have been made since 2001.

Union Bank and Citizens (the Banks) are subject to various regulatory capital requirements administered by the federal banking agencies. Management believes, as of March 31, 2003 that the Banks meet all capital adequacy requirements to which they are subject.

As of March 31, 2003, both Banks and the Company are considered well capitalized under the regulatory framework. To be categorized as well capitalized, the Banks and the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed either Bank's or the Company's category.

The Banks' and the Company's actual capital amounts and ratios are presented in the table:


                                                                                        Minimums
                                                                                       To Be Well
                                                                   Minimums        Capitalized Under
                                                                  For Capital      Prompt Corrective
                                                Actual           Requirements      Action Provisions
                                          -----------------    ----------------    -----------------
                                          Amount     Ratio     Amount     Ratio    Amount     Ratio
                                          ------     -----     ------     -----    ------     -----
                                                            (dollars in thousands)

As of March 31, 2003:
Total capital to risk weighted assets
  Union Bank                              $29,155    19.17%    $12,167    8.0%     $15,209    10.0%
  Citizens                                 11,570    16.77%      5,519    8.0%       6,899    10.0%
  Consolidated                             41,531    18.75%     17,720    8.0%      22,150    10.0%

Tier I capital to risk weighted assets
  Union Bank                              $27,333    17.97%    $ 6,084    4.0%     $ 9,126     6.0%
  Citizens                                 10,704    15.52%      2,759    4.0%       4,138     6.0%
  Consolidated                             38,759    17.49%      8,864    4.0%      13,296     6.0%

Tier I capital to average assets
  Union Bank                              $27,333    11.61%    $ 9,417    4.0%     $11,771     5.0%
  Citizens                                 10,704    10.45%      4,097    4.0%       5,122     5.0%
  Consolidated                             38,759    11.45%     13,540    4.0%         N/A     N/A

Impact of Inflation and Changing Prices. Union's consolidated financial statements, included in this document, have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurements of financial position and results of operations in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Banks have asset and liability structures that are essentially monetary in nature, and their general and administrative costs constitute relatively small percentages of total expenses. Thus, increases in the general price levels for goods and services have a relatively minor effect on Union's total expenses.
Interest rates have a more significant impact on Union's financial performance than the effect of general inflation and because of the uneven nature of the expansion of the U.S. economy, the Federal Reserve has kept overnight rates at 40 year lows. Interest rates do not necessarily move in the same direction or change in the same magnitude as the prices of goods and services, although periods of increased inflation may accompany a rising interest rate environment.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information called for by this item is incorporated by reference in Management's Discussion and Analysis of Financial Condition and Results of Operations under the titlement "OTHER FINANCIAL CONSIDERATIONS" on pages 20 through 25 in this Form 10-Q.


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


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no known pending legal proceedings to which Union or either of its subsidiaries is a party, or to which any of their properties is subject, other than ordinary litigation arising in the normal course of business activities. Although the amount of any ultimate liability with respect to such proceedings cannot be determined, in the opinion of management, based upon the opinion of counsel, any such liability will not have a material effect on the consolidated financial position of Union and its subsidiaries.

Item 2.  Changes in Securities and use of Proceeds

Between January 1, 2000 and March 31, 2003, Union granted to certain executive officers of Union or it's subsidiary, Union Bank, incentive stock options with respect to an aggregate of 6,200 shares of its common stock, pursuant to its 1998 Incentive Stock Option Plan. The exercise price of all such options represented the fair market value of the shares on the date of grant. Participation in Union's 1998 Incentive Stock Option Plan is limited to those (currently 6 active participants) selected by the Board.

During that same period, incentive stock options granted pursuant to the 1998 plan and a predecessor incentive stock option plan were exercised by certain executive officers with respect to an aggregate 7,700 shares, at a cumulative exercise price of $103,100, including 500 shares at a cumulative exercise price of $9,500, during the first quarter of 2003.

The shares issued to the participants upon exercise of such incentive stock options have not been registered with the Securities and Exchange
Commission. The shares are restricted securities, issued under statutory exemptions available under the Securities Act of 1933, including section 4(2) thereof, and not involving a public offering.

Item 6:  Exhibit and Reports on Form 8-K.

(a)   Exhibits
      10.1 Separation Agreement and General Release between Jerry Rowe and Citizens Savings Bank and Trust Co..
      99.1  Certification of the Chief Executive Officer pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.
      99.2  Certification of the Chief Financial Officer pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Current Reports on Form 8-K
      1. Union Bankshares, Inc. Company Overview date December 31, 2002 filed on May 9, 2003.
      2. Report to Stockholders on First Quarter Results for 2003 filed on April 30, 2003
      3. Press Release announcing dividend declaration and first quarter earnings for 2003 filed on April 17, 2003.
      4. Press Release of February 18, 2003 announcing the planned merger of our two subsidiary banks, Union Bank and Citizens Savings Bank and Trust Company under the name and banking charter of Union Bank as well as the resignation of Jerry Rowe, President and CEO of Citizens and Vice President and Director of Union Bankshares. Letter to stockholders announcing the same information.
      5. Report to Stockholders on Fourth Quarter Results for 2002 filed on January 28, 2003.
      6. Press Release announcing dividend declaration and fourth quarter earnings for 2002 filed on January 17, 2003.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

May 14, 2003                           Union Bankshares, Inc.

                                       s/ Kenneth D. Gibbons
                                       ---------------------
                                       Kenneth D. Gibbons
                                       Director, President and Chief
                                        Executive Officer

                                       s/ Marsha A. Mongeon
                                       --------------------
                                       Marsha A. Mongeon
                                       Chief Financial Officer and Treasurer
                                       (Principal Financial Officer)

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


Date: May 14, 2003

/s/ Kenneth D. Gibbons
_______________________
Kenneth D. Gibbons
President and Chief Executive Officer

                CERTIFICATION OF THE CHIEF FINANCIAL OFFICER


I, Marsha A. Mongeon, Treasurer and Chief Financial Officer of Union Bankshares, Inc., certify that:

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


Date: May 14, 2003

/s/ Marsha A. Mongeon
_______________________
Marsha A. Mongeon
Treasurer and Chief Financial Officer


                                EXHIBIT INDEX

10.1 Separation Agreement and General Release between Jerry Rowe and Citizens Savings Bank and Trust Co.
99.1  Certification of the Chief Executive Officer
99.2  Certification of the Chief Financial Officer