Form 10-Q
period 2003-06-30
UNION BANKSHARES INC
filed 2003-08-13
CIK 706863

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


                For the quarterly period ended: June 30, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 1, 2003:
      Common Stock, $2 par value                 4,545,988 shares

                           UNION BANKSHARES, INC.
                              TABLE OF CONTENTS


PART 1   FINANCIAL INFORMATION

Item 1.  Financial Statements.

Consolidated Financial Statements.
  Union Bankshares, Inc. and Subsidiary
  Consolidated Balance Sheets                                                3
  Consolidated Statements of Income                                          4
  Consolidated Statements of Changes in Stockholders' Equity                 5
  Consolidated Statements of Cash Flows                                      6
Notes to Consolidated Financial Statements                                   8

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                             10
Item 3.  Quantitative and Qualitative Disclosures About Market Risk         27
Item 4.  Controls and Procedures                                            27

PART II  OTHER INFORMATION

      Item 1.  Legal Proceedings.                                           27
      Item 2.  Changes in Securities and Use of Proceeds                    27
      Item 4.  Submission of Matters to a Vote of Security Holders          28
      Item 6.  Exhibits and Reports on Form 8-K                             28

Signatures                                                                  29

Item 1.  Financial Statements

Union Bankshares, Inc. and Subsidiary
Consolidated Balance Sheets
(Dollars in Thousands) (Unaudited)


                                                               June 30,      December 31,
                                                                 2003            2002
                                                               --------      ------------

Assets
  Cash and due from banks                                      $ 21,413        $ 16,035
  Federal funds sold and overnight deposits                       4,788           9,713
                                                               --------        --------
    Cash and Cash Equivalents                                    26,201          25,748
  Interest bearing deposits in banks                              4,534           5,327
  Securities available-for-sale                                  37,678          45,824
  Federal Home Loan Bank stock                                    1,241           1,235
  Loans held for sale                                            25,132          17,139
  Loans                                                         233,380         238,974
    Allowance for loan losses                                    (2,993)         (2,908)
    Unearned net loan fees                                         (199)           (206)
                                                               --------        --------
      Net loans                                                 230,188         235,860
                                                               --------        --------
  Accrued interest receivable                                     1,627           1,890
  Premises and equipment, net                                     4,554           4,612
  Other real estate owned                                           119             784
  Other assets                                                    4,680           5,073
                                                               --------        --------

      Total assets                                             $335,954        $343,492
                                                               ========        ========

Liabilities and Stockholders' Equity:

Liabilities:
  Deposits:
    Noninterest bearing                                        $ 40,559        $ 40,976
    Interest bearing                                            243,708         252,028
                                                               --------        --------
      Total deposits                                            284,267         293,004
  Borrowed funds                                                  8,039           7,536
  Accrued interest and other liabilities                          3,461           3,783
                                                               --------        --------
      Total liabilities                                         295,767         304,323
                                                               --------        --------

Commitments and Contingencies

Stockholders' Equity:
  Common stock, $2 par value; 5,000,000 shares authorized;
   4,906,936 shares issued at 6/30/03 (see Note 2) and
   3,270,689 shares issued at 12/31/02                            9,814           6,542
  Paid-in capital                                                     0             318
  Retained earnings                                              31,011          33,357
  Treasury stock at cost; 360,948 shares at 6/30/03 and
   240,632 at 12/31/02                                           (1,722)         (1,722)
  Accumulated other comprehensive income                          1,084             674
                                                               --------        --------
      Total stockholders' equity                                 40,187          39,169
                                                               --------        --------

      Total liabilities and stockholders' equity               $335,954        $343,492
                                                               ========        ========

See accompanying notes to the unaudited consolidated financial statements

Union Bankshares, Inc. and Subsidiary
Consolidated Statements of Income (Unaudited)
(Dollars in Thousands except Per Share Data)


                                                               Three Months Ended         Six Months Ended
                                                                    June 30,                  June 30,
                                                             ----------------------    ----------------------
                                                                2003         2002         2003         2002
                                                                ----         ----         ----         ----

Interest income:
  Interest and fees on loans                                 $   4,573    $   4,780    $   9,102    $   9,560
  Interest on securities available for sale
    Taxable                                                        390          594          851        1,181
    Tax Exempt                                                      60           64          122          128
  Dividends                                                         15           19           34           40
  Interest on federal funds sold and overnight deposits             25           24           48           54
  Interest on interest bearing deposits in banks                    46           48           93          102
                                                             ---------    ---------    ---------    ---------
                                                                 5,109        5,529       10,250       11,065
                                                             ---------    ---------    ---------    ---------

Interest expense:
  Interest on deposits                                           1,024        1,465        2,139        3,088
  Interest on federal funds purchased                                0            2            0            3
  Interest on borrowed funds                                        87          126          172          257
                                                             ---------    ---------    ---------    ---------
                                                                 1,111        1,593        2,311        3,348
                                                             ---------    ---------    ---------    ---------

      Net interest income                                        3,998        3,936        7,939        7,717

Provision for loan losses                                           42          105           84          195
                                                             ---------    ---------    ---------    ---------

      Net interest income after provision for loan losses        3,956        3,831        7,855        7,522
                                                             ---------    ---------    ---------    ---------

Other income:
  Trust income                                                      42           49           80          116
  Service fees                                                     665          610        1,322        1,194
  Loss on sale of securities                                         0            0            0           (3)
  Gain on sale of loans held for sale                               45            9          227           36
  Other income                                                      38           93           77          165
                                                             ---------    ---------    ---------    ---------
                                                                   790          761        1,706        1,508
                                                             ---------    ---------    ---------    ---------

Other expenses:
  Salaries and wages                                             1,350        1,276        2,763        2,536
  Pension and employee benefits                                    465          393          928          781
  Occupancy expense, net                                           169          166          357          327
  Equipment expense                                                217          218          447          416
  Net operation of other real estate owned                          10          249           79          333
  Other expense                                                    882          814        1,609        1,531
                                                             ---------    ---------    ---------    ---------
                                                                 3,093        3,116        6,183        5,924
                                                             ---------    ---------    ---------    ---------

Income before income tax expense                                 1,653        1,476        3,378        3,106

Income tax expense                                                 464          393          960          854
                                                             ---------    ---------    ---------    ---------

Net income                                                   $   1,189    $   1,083    $   2,418    $   2,252
                                                             =========    =========    =========    =========

Earnings per common share                                    $    0.26    $    0.24    $    0.53    $    0.50
                                                             =========    =========    =========    =========

Weighted average number of common
 shares outstanding                                          4,545,986    4,542,788    4,562,518    4,542,788
                                                             =========    =========    =========    =========

Dividends declared per share                                 $    0.20    $    0.19    $    0.40    $    0.37
                                                             =========    =========    =========    =========

See accompanying notes to the unaudited consolidated financial statements

Union Bankshares, Inc. and Subsidiary
Consolidated Statement of Changes in Stockholder's Equity
(Unaudited)
(Dollars in Thousands)


                                                                                                       Accumulated
                                             Common Stock         Paid-in                                 Other
                                         -------------------      Capital     Retained    Treasury    Comprehensive
                                          Shares      Amount     & Surplus    Earnings      Stock         Income        Total
                                          ------      ------     ---------    --------    --------    -------------     -----

Balance, December 31, 2002               3,030,057    $6,542       $ 318      $33,357     $(1,722)        $  674       $39,169

Stock Split effected in the form of
 a stock dividend (3 for 2,
 effective 8/8/03)                       1,515,231     3,271        (330)      (2,945)          -              -            (4)

Comprehensive Income:
  Net income                                     -         -           -        2,418           -              -         2,418
  Change in net unrealized gain on
   securities available-for-sale, net
   of reclassification adjustment and
   tax effects.                                  -         -           -            -           -            410           410

Total Comprehensive income                       -         -           -            -           -              -         2,828

Exercise of stock option                       700         1          12            -           -              -            13

Cash dividends declared
 ($0.40 per share)                               -         -           -       (1,819)          -              -        (1,819)
                                         -------------------------------------------------------------------------------------

Balance June 30, 2003                    4,545,988    $9,814       $   0      $31,011     $(1,722)        $1,084       $40,187
                                         =====================================================================================

See accompanying notes to the unaudited consolidated financial statements

Union Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(UNAUDITED)
(Dollars in Thousands)


                                                               Six Months Ended
                                                             June 30,    June 30,
                                                               2003        2002
                                                             --------    --------

Cash Flows From Operating Activities
  Net Income                                                 $ 2,418     $ 2,252
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities
    Depreciation                                                 328         304
    Provision for loan losses                                     84         195
    (Credit) provision for deferred income taxes                 (13)        150
    Net amortization on securities available-for-sale            138          91
    Equity in losses of limited partnerships                      62          62
    Write-downs of other real estate owned                        53         250
    Decrease in unamortized loan fees                             (7)         (4)
    Proceeds from sales of loans held for sale                 9,098       4,426
    Net loans made to customers and held for sale            (16,864)     (6,899)
    Loss on sale of securities available-for-sale                  0           3
    Gain on sale of loans held for sale                         (227)        (36)
    (Gain) loss on sale of other real estate owned                 2         (15)
    Gain on disposal of fixed assets                              (6)         (1)
    Decrease in accrued interest receivable                      263          72
    (Increase) decrease in other assets                          117        (433)
    (Decrease) increase in income taxes                         (211)         18
    Decrease in accrued interest payable                        (258)       (463)
    Increase in other liabilities                                256         148
                                                             -------     -------
      Net cash provided by (used in) operating activities     (4,767)        120

Cash Flows From Investing Activities
  Interest bearing deposits in banks
    Maturities and redemptions                                 1,985       1,568
    Purchases                                                 (1,192)       (595)
  Securities available-for-sale
    Sales                                                        351         506
    Maturities, calls and paydowns                            14,793       8,546
    Purchases                                                 (6,515)     (6,422)
  Purchase of Federal Home Loan Bank Stock                        (6)       (171)
  Decrease (increase) in loans, net                            5,397        (871)
  Recoveries of loans charged off                                 64          60
  Purchases of premises and equipment                           (275)       (953)





                                                               Six Months Ended
                                                             June 30,    June 30,
                                                               2003        2002
                                                             --------    --------

  Investments in limited partnerships                           (109)       (254)
  Proceeds from sales of other real estate owned                 719           0
  Proceeds from sales of premises and equipment                   11           2
  Proceeds from sales of repossessed property                     41           6
                                                             -------     -------

      Net cash provided by investing activities               15,264       1,422

Cash Flows From Financing Activities
  Increase in borrowings, net outstanding                        503       2,412
  Proceeds from exercise of stock options                         13           0
  Net decrease in noninterest bearing deposits                  (417)     (3,058)
  Net decrease in interest bearing deposits                   (8,320)     (3,595)
  Proceeds paid out for fractional shares                         (4)          0
  Dividends paid                                              (1,819)     (1,695)
                                                             -------     -------

      Net cash used in financing activities                  (10,044)     (5,936)

      Increase (decrease) in cash and cash equivalents       $   453     $(4,394)
Cash and cash equivalents
  Beginning                                                  $25,748     $21,556

  Ending                                                     $26,201     $17,162

Supplemental Disclosures of Cash Flow Information:
  Interest paid                                              $ 2,568     $ 3,811
                                                             =======     =======

  Income taxes paid                                          $ 1,180     $ 1,013
                                                             =======     =======

Supplemental Schedule of Noncash Investing and
 Financing Activities:

  Other real estate acquired in settlement of loans          $   109     $ 1,209
                                                             =======     =======

  Repossessed property acquired in settlement of loans       $    25     $    32
                                                             =======     =======

  Loans originated to finance the sale of other real
   estate owned                                              $(1,265)    $(1,044)
                                                             =======     =======

  Total change in unrealized gain on securities
   available-for-sale                                        $   621     $   134
                                                             =======     =======

See accompanying notes to the unaudited consolidated financial statements

                           UNION BANKSHARES, INC.

                       NOTES TO FINANCIAL STATEMENTS:

Note 1. Basis of Presentation
The accompanying interim unaudited consolidated financial statements of Union Bankshares, Inc. (the Company) for the interim periods ended June 30, 2003 and 2002 and for the quarters then ended have been prepared in accordance with U.S. generally accepted accounting principles, general practices within the banking industry and the accounting policies described in the Company's Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) and disclosures necessary for a fair presentation of the information contained herein have been made. Certain amounts reported in prior periods have been reclassified for comparative purposes. This information should be read in conjunction with the Company's 2002 Annual Report to Shareholders, 2002 Annual Report on Form 10-K, and current reports on Form 8-K. The results of operation for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ended December 31, 2003 or any other interim period.

On May 16, 2003, the two subsidiaries (Union Bank and Citizens Savings Bank and Trust Company) of Union Bankshares, Inc. were successfully merged together with the surviving, state chartered bank being Union Bank headquartered in Morrisville, Vermont.

Note 2. Stock Split
On July 16, 2003, the Board of Directors of Union Bankshares, Inc. declared a three-for-two stock split effected in the form of a 50% stock dividend to shareholders of record on July 26, 2003, payable on August 8, 2003. The June 30, 2003 Balance Sheet and Statement of Changes in Stockholder's Equity have been given retroactive effect for the stock split. Per share amounts presented in the consolidated financial statements, including the earnings per share, weighted average number of common shares outstanding, and the dividends declared per share for all periods presented have been adjusted to retroactively reflect the stock split.

Note 3. Commitments and Contingencies
In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management any liability resulting from such proceedings would not have a material adverse effect on the Company's financial condition or results of operations.

Note 4. Earnings Per Share
Earnings per common share amounts are computed based on the weighted average number of shares of common stock outstanding during the period (retroactively adjusted for the stock split effected in the form of a stock dividend) and reduced for shares held in Treasury. The assumed conversion of available stock options does not result in material dilution.

Note 5. New Accounting Pronouncements
In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (Statement) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement No. 133, Accounting for Derivative instruments and Hedging Activities. The Statement is mainly effective for contracts entered into or modified after June 30, 2003. There is no material impact from this Statement on the Company's financial statements.

In May 2003, FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement is mainly effective for financial instruments entered into or modified after May 31, 2003.

There is no material impact from this Statement on the Company's financial statements.

Note 6. Stock Option Plan
The Company has an incentive stock option plan and continues to apply the intrinsic value based method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has adopted the disclosure provision of FASB
Statement No. 148, Accounting for Stock Based Compensation - Transition and Disclosure. Had compensation costs been determined on the basis of fair value pursuant to FASB Statement No. 123, Accounting for Stock-Based Compensation, the effects on net income and earnings per common share for the three months and six months ended June 30 would have approximated:


                                                     Three months ended     Six months ended
                                                     ------------------    ------------------
(Dollars in thousands, except for per share data)    6/30/03    6/30/02    6/30/03    6/30/02
                                                     -------    -------    -------    -------

Net Income as reported                               $1,189     $1,083     $2,418     $2,252
Deduct: Total stock-based compensation
expense determined under fair value based
method for all awards, net of related tax effects        (1)        (1)        (2)        (2)
                                                     ------     ------     ------     ------
Pro forma net income                                 $1,888     $1,082     $2,416     $2,250
                                                     ======     ======     ======     ======

Earnings per common share:
  As reported                                        $  .26     $.  .24    $  .53     $  .50
  Pro forma                                          $  .26     $   .24    $  .53     $  .50

Note 7. Reportable Segments
Prior to May 16, 2003 the Company had two reportable operating segments, Union Bank (Union) and Citizens Savings Bank and Trust Company (Citizens). Citizens was merged into Union effective that date.

Note 8. Comprehensive income
The components of other comprehensive income and related tax effects for the six month period ended June 30, are as follows:


                                                                      2003
                                                                      ----
                                                             (dollars in thousands)

Unrealized holding gains on available-for sale securities             $621
Reclassification adjustment for losses (gains) realized
 in income                                                               -
                                                                      ----
Net unrealized gains                                                   621
Tax effect                                                             211
                                                                      ----
Net of tax amount                                                     $410
                                                                      ====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

                                   GENERAL

The following discussion and analysis provides information regarding Union Bankshares, Inc.'s (the Company's) financial position as of June 30, 2003 and as of December 31, 2002, and its results of operations for the three months and six months ended June 30, 2003 and 2002. This discussion should be read in conjunction with (1) the information in this document under Financial Statements and related notes and with other financial data appearing elsewhere in this report and (2) the Company's 2002 Annual Report to Shareholders, 2002 Annual Report on Form 10-K, and current reports on Form 8-K. In the opinion of the Company's management, the interim unaudited data reflects all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company's consolidated financial position and results of operations to be expected for the interim period. Management is not aware of the occurrence of any events after June 30, 2003 except the stock split referred to in Note 2 to the Financial Statements contained in this report, which would materially affect the information presented.

On May 16, 2003, the two subsidiaries (Union Bank and Citizens Savings Bank and Trust Company) of Union Bankshares, Inc. were successfully merged together with the surviving, state chartered bank being Union Bank headquartered in Morrisville, Vermont.

On July 16, 2003, the Board of Directors of Union Bankshares, Inc. declared a three-for-two stock split effected in the form of a 50% stock dividend to shareholders of record on July 26, 2003, payable on August 8, 2003. In the discussion below, June 30, 2003 information relating to shareholders' equity, as well as all current period and 2002 comparative period information relating to earnings per share, weighted average number of common shares outstanding and dividends declared per share have been adjusted to give retroactive effect of the stock split.

Union Bankshares' common stock was listed on the American Stock Exchange on July 13, 2000 with an opening price of $15.125 and it closed on June 30, 2003 at $30.55 and on August 1, 2003 at $34.10. These prices are based on share prices prior to the split.

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

When evaluating forward-looking statements to make decisions with respect to the Company, investors and others are cautioned to consider these and other risks and uncertainties and are reminded not to place undue reliance on such statements. Forward-looking statements speak only as of the date they are made and the company undertakes no obligation to update then to reflect new or changed information or events, except as may be required by federal securities laws.

                        CRITICAL ACCOUNTING POLICIES

The Company has established various accounting policies which govern the application of accounting principles generally accepted in the United
States of America in the preparation of the Company's financial statements. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the reported amount of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and related notes. The Securities and Exchange Commission ("SEC") has defined a company's critical accounting policies as the ones that are most important to the portrayal of the Company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the accounting policies and judgments that are most significant to the Company. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements. In estimating the allowance for loan losses, management utilizes historical experience as well as other factors including the effect of changes in the local real estate market on collateral values, the effect on the loan portfolio of current economic indicators and their probable impact on borrowers and changes in delinquent, nonperforming or impaired loans. Changes in these factors may cause management's estimate of the allowance to increase or decrease and result in adjustments to the Company's provision for loan losses. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results. For additional information see Note 1 to the financial statements of the Company contained in its Annual Report on Form 10-K for 2002 and FINANCIAL CONDITION - Allowance for Loan Losses below. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgment or conditions.

                            RESULTS OF OPERATIONS

The Company's net income for the quarter ended June 30, 2003 was $1.19 million, compared with net income of $1.08 million for the second quarter of 2002. Net income per share was $.26 for the second quarter of 2003 compared to $.24 for the same quarter of 2002.

Net Interest Income. The largest component of the Company's operating income is net interest income, which is the difference between interest and dividend income received from interest-earning assets and the interest expense paid on its interest-bearing liabilities.

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


                                                               Three months ended June 30,
                                                         2003                              2002
                                            ------------------------------    ------------------------------
                                                       Interest    Average               Interest    Average
                                            Average    Earned/     Yield/     Average    Earned/     Yield/
                                            Balance      Paid       Rate      Balance      Paid       Rate
                                            -------    --------    -------    -------    --------    -------
                                                                 (dollars in thousands)

Average Assets:
  Federal funds sold and
   overnight deposits                       $  9,669     $   25     1.06%     $  5,901     $   24     1.63%
  Interest bearing deposits in banks           4,726         46     3.90%        3,932         48     4.94%
  Investments (1), (2)                        38,888        465     5.04%       48,820        677     5.79%
  Loans, net (1), (3)                        258,962      4,573     7.15%      249,381      4,780     7.76%
                                            --------     ------     ----      --------     ------     ----
Total interest-earning assets (1)            312,245      5,109     6.65%      308,034      5,529     7.29%

Cash and due from banks                       14,879                            12,740
Premises and equipment                         4,569                             4,739
Other assets                                   6,175                             7,851
                                            --------                          --------
      Total assets                          $337,868                          $333,364
                                            ========                          ========

Average Liabilities and Stockholders' Equity:
  Now accounts                              $ 42,141     $   59     0.56%     $ 37,608     $  107     1.14%
  Savings and money market accounts          107,159        274     1.03%      103,415        431     1.67%
  Certificates of deposit                     99,822        691     2.75%      101,418        927     3.67%
  Borrowed funds                               7,668         87     4.55%       13,476        128     3.81%
                                            --------     ------     ----      --------     ------     ----
      Total interest-bearing liabilities     256,790      1,111     1.74%      255,917      1,593     2.50%

Non-interest bearing deposits                 39,853                            36,047
Other liabilities                              3,103                             4,085
                                            --------                          --------
      Total liabilities                      299,746                           296,049

Stockholders' equity                          38,122                            37,315
                                            --------                          --------
      Total liabilities and
       stockholders' equity                 $337,868                          $333,364
                                            ========                          ========
Net interest income                                      $3,998                            $3,936
                                                         ======                            ======
Net interest spread (1)                                             4.92%                             4.79%
                                                                    ====                              ====
Net interest margin (1)                                             5.22%                             5.21%
                                                                    ====                              ====

<F1>  Average yield reported on a tax-equivalent basis.
<F2>  The average balance of investments is calculated on the amortized cost basis.
<F3>  Includes loans held for sale and is net of unearned income and allowance for loan losses.


                                                                Six months ended June 30,
                                                         2003                              2002
                                            ------------------------------    ------------------------------
                                                       Interest    Average               Interest    Average
                                            Average    Earned/     Yield/     Average    Earned/     Yield/
                                            Balance      Paid       Rate      Balance      Paid       Rate
                                            -------    --------    -------    -------    --------    -------
                                                                 (dollars in thousands)

Average Assets:
  Federal funds sold and
   overnight deposits                       $  9,160   $    48      1.05%     $  6,886   $    54      1.58%
  Interest bearing deposits in banks           4,890        93      3.82%        4,199       102      4.90%
  Investments (1), (2)                        41,875     1,007      5.06%       48,599     1,349      5.78%
  Loans, net (1), (3)                        256,146     9,102      7.23%      248,876     9,560      7.82%
                                            --------   -------      ----      --------   -------      ----
Total interest-earning assets (1)            312,071    10,250      6.71%      308,560    11,065      7.32%

Cash and due from banks                       14,600                            12,672
Premises and equipment                         4,604                             4,557
Other assets                                   6,805                             7,748
                                            --------                          --------
      Total assets                          $338,080                          $333,537
                                            ========                          ========

Average Liabilities and Stockholders' Equity:
  Now accounts                              $ 41,319   $   122      0.59%     $ 36,459   $   211      1.17%
  Savings and money market accounts          107,333       566      1.06%      103,930       914      1.77%
  Certificates of deposit                    100,577     1,451      2.91%      102,334     1,963      3.87%
  Borrowed funds                               7,491       172      4.63%       13,014       260      4.03%
                                            --------   -------      ----      --------   -------      ----
      Total interest-bearing liabilities     256,720     2,311      1.81%      255,737     3,348      2.64%

Non-interest bearing deposits                 39,655                            36,443
Other liabilities                              3,333                             4,002
                                            --------                          --------
      Total liabilities                      299,708                           296,182

Stockholders' equity                          38,372                            37,355
                                            --------                          --------
      Total liabilities and
       stockholders' equity                 $338,080                          $333,537
                                            ========                          ========
Net interest income                                    $ 7,939                           $ 7,717
                                                       =======                           =======
Net interest spread (1)                                             4.89%                             4.68%
                                                                    ====                              ====
Net interest margin (1)                                             5.22%                             5.13%
                                                                    ====                              ====

<F1>  Average yield reported on a tax-equivalent basis.
<F2>  The average balance of investments is calculated on the amortized cost basis.
<F3>  Includes loans held for sale and is net of unearned income and allowance for loan losses.

The Company's net interest income increased by $62 thousand, or 1.6%, to $4.00 million for the three months ended June 30, 2003, from $3.94 million for the three months ended June 30, 2002. The net interest spread increased by 13 basis points to 4.92% for the three months ended June 30, 2003, from 4.79% for the three months ended June 30, 2002 as interest rates paid on most liabilities and earned on most assets moved downward in response to earlier decreases in the prime rate. The net interest margin for the 2003 period increased 1 basis point to 5.22% from the 2002 period at 5.21%. A decrease in the prime rate is not necessarily beneficial to the Company in the near term, see Management's Discussion and Analysis "Other Financial Considerations - Market Risk and Asset and Liability Management."

The Company's net interest income year to date was $7.94 million compared to the prior year of $7.72 million or an increase of 2.9% between the two years. This increase was due to the increase in average interest earning assets to $312.1 million for 2003 from $308.6 million for 2002 partially offset by the decrease in yield from 7.32% to 6.71%. And, while average interest bearing liabilities grew $1.0 million, the rate paid dropped from 2.64% to 1.81% between years. The net interest spread increased by 21 basis points to 4.89% for the six months ended June 30, 2003 from 4.68% for the six months ended

June 30, 2002. The net interest margin for the 2003 period increased to 5.22% from 5.13% for the 2002 period or an increase of 9 basis points.

Rate/Volume Analysis. The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to:

*     changes in volume (change in volume multiplied by prior rate);
*     changes in rate (change in rate multiplied by current volume); and
*     total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.


                                                Three Months Ended June 30, 2003 Compared
                                                   to Three Months Ended June 30, 2002
                                                  Increase/(Decrease) Due to Change In
                                                -----------------------------------------
                                                     Volume        Rate         Net
                                                     ------        ----         ---
                                                         (dollars in thousands)

Interest-earning assets:
  Federal funds sold and overnight deposits          $  15        $ (14)       $   1
  Interest bearing deposits in banks                    10          (12)          (2)
  Investments                                         (140)         (72)        (212)
  Loans, net                                           186         (393)        (207)
                                                     -----        -----        -----
      Total interest-earning assets                     71         (491)        (420)
Interest-bearing liabilities:
  Now accounts                                          13          (61)         (48)
  Savings and money market accounts                     15         (172)        (157)
  Certificates of deposit                              (11)        (225)        (236)
  Borrowed funds                                       (55)          14          (41)
                                                     -----        -----        -----
      Total interest-bearing liabilities               (38)        (444)        (482)
                                                     -----        -----        -----
Net change in net interest income                    $ 109        $ (47)       $  62
                                                     =====        =====        =====


                                                Six Months Ended June 30, 2003 Compared
                                                   to Six Months Ended June 30, 2002
                                                 Increase/(Decrease) Due to Change In
                                                ---------------------------------------
                                                  Volume        Rate          Net
                                                  ------        ----          ---
                                                        (dollars in thousands)

Interest-earning assets:
  Federal funds sold and overnight deposits       $  18        $ (24)       $    (6)
  Interest bearing deposits in banks                 17          (26)            (9)
  Investments                                      (192)        (150)          (342)
  Loans, net                                        286         (744)          (458)
                                                  -----        -----        -------
      Total interest-earning assets                 129         (944)          (815)
Interest-bearing liabilities:
  Now accounts                                       29         (118)           (89)
  Savings and money market accounts                  30         (378)          (348)
  Certificates of deposit                           (34)        (478)          (512)
  Borrowed funds                                   (110)          22           (88)
                                                  -----        -----        -------
      Total interest-bearing liabilities            (85)        (952)        (1,037)
                                                  -----        -----        -------
Net change in net interest income                 $ 214        $   8        $   222
                                                  =====        =====        =======

Quarter Ended June 30, 2003 compared to Quarter Ended June 30, 2002.

Interest and Dividend Income. The Company's interest and dividend income decreased by $420 thousand, or 7.6%, to $5.1 million for the three months ended June 30, 2003, from $5.5 million for the three months ended June 30, 2002 reflecting the low interest rate environment. Average earning assets increased by $4.2 million, or 1.4%, to $312.2 million for the three months ended June 30, 2003, from $308.0 million for the three months ended June 30, 2002. Average loans approximated $259.0 million for the three months ended
June 30, 2003 up from $249.4 million for the three months ended June 30, 2002. Construction loans grew by $4.5 million or 54.9%, which reflects favorably on local economic conditions since the Company does not invest in properties built on "spec". In addition, the $6.5 million or 5.2% increase in commercial loans was partially offset by the $1.5 million or 13.0% decrease in personal loans.

The average balance of investment securities (including mortgage-backed securities) decreased by $9.9 million, or 20.3%, to $38.9 million for the three months ended June 30, 2003, from $48.8 million for the three months ended June 30, 2002. The average level of federal funds sold and overnight deposits increased by $3.8 million or 63.9%, to $9.7 million for the three months ended June 30, 2003, from $5.9 million for the three months ended June 30, 2002. The average balance in interest bearing deposits in banks increased by $794 thousand to $4.7 million from $3.9 million, or 20.2% increase. The net decrease in the investment portfolio, federal funds sold and interest bearing deposits in banks during 2003 reflects the continuing growth in our loan portfolio. Interest income from non-loan instruments was $536 thousand for 2003 and $749 thousand for 2002 reflecting the decrease in yields and the overall decrease in volume.

Interest Expense. The Company's interest expense decreased by $482 thousand, or 30.3%, to $1.1 million for the three months ended June 30, 2003 from $1.6 million for the three months ended June 30, 2002 reflecting the low interest rate environment. Average interest-bearing liabilities increased by $873 thousand, or 0.3%, to $256.8 million for the three months ended June 30, 2003, from $255.9 million for the three months ended June 30, 2002. Average time deposits were $99.8 million for the three months ended
June 30, 2003 and $101.4 million for the three months ended June 30, 2002, or a decrease of 1.6%. The average balances for money market and savings accounts increased by $3.7 million, or 3.6% to $107.2 million for the three months ended June 30, 2003, from $103.4 million for the three months ended June 30, 2002. The 12.0% increase in Now accounts brought the average balance up to $42.1 million from $37.6 million. Customers have maintained very liquid positions during the last 2 years as they anticipate interest rates paid on deposit instruments will rise and as stock market volatility continues.

The average balance on funds borrowed has decreased from $13.5 million in 2002 to $7.7 million in 2003 as the Company paid off $3.5 million of high rate advances in late 2002 and has continued to pay down amortizing Federal Home Loan Bank advances.

Noninterest Income. The Company's noninterest income increased $29 thousand, or 3.8%, to $790 thousand for the three months ended June 30, 2003 from $761 thousand for the three months ended June 30, 2002. Trust department income decreased to $42 thousand for the three months of 2003 from $49 thousand in the same period of 2002 or a 14.3% decrease primarily due to the decline in interest rates and the stock market since the majority of the fee income is based on the market value of the assets under management. Gain on Sale of Loans increased $36 thousand to $45 thousand for 2003 from $9 thousand for 2002 as interest rates remained low during the quarter which resulted in refinancings by our customers and the sale of some of these lower rate loans into the secondary market to mitigate our interest rate risk. Service fees (sources of which include, among others, deposit and loan servicing fees, ATM fees, and safe deposit fees) increased by $55 thousand, or 9.0%, to $665 thousand for the three months ended June 30, 2003, from $610 thousand for the three months ended June 30, 2002. Other income in 2003 is $38 thousand down from $93 thousand in 2002 due to a drop of $36 thousand in mortgage servicing rights, mainly due to the refinancings discussed earlier and $19 thousand drop in income from the cash surrender value of life insurance policies.

Noninterest Expense. The Company's noninterest expense decreased $23 thousand, or .7%, to $3.10 million for the three months ended June 30, 2003, from $3.12 million for the three months ended June 30, 2002. Salaries increased $74 thousand, or 5.8%, to $1.4 million for the three months ended June 30,

2003, from $1.3 million for the three months ended June 30, 2002, reflecting normal salary activity and a non-recurring accrual under a reduction in force agreement with three former Citizens employees. Pension and employee benefits increased $72 thousand, or 18.3%, to $465 thousand for the three months ended June 30, 2003, from $393 thousand for the three months ended June 30, 2002 mainly due to a $27 thousand increase in employee group insurance plan costs, a $32 thousand increase in retirement plan costs, and a $9 thousand increase in payroll taxes. Net operation of other real estate owned was $10 thousand for the three months ended June 30, 2003 compared to $249 thousand for the same period in 2002, as a large commercial property owned in 2002 was sold during the second quarter of that year. Other operating expenses were $882 thousand for the first three months of 2003 compared to $814 thousand for the same period in 2002. The increase of $68 thousand, or 8.4%, is mainly due to merger related expenses of the subsidiaries.

Income Tax Expense. The Company's income tax expense increased by $71 thousand, or 18.1%, to $464 thousand for the three months ended June 30, 2003, from $393 thousand for the comparable period of 2002, mainly due to increased income before taxes, and to a non-recurring low income housing tax credit in 2002.

Year to Date June 30, 2003 compared to Year to Date June 30, 2002.

Interest and Dividend Income. The Company's interest and dividend income decreased by $815 thousand, or 7.4%, to $10.3 million for the six months ended June 30, 2003, from $11.1 million for the six months ended June 30, 2002 reflecting the low interest rate environment. Average earning assets increased by $3.5 million, or 1.1%, to $312.1 million for the six months ended June 30, 2003, from $308.6 million for the six months ended June 30, 2002. Average loans approximated $256.1 million for the six months ended June 30, 2003 up from $248.9 million for the six months ended June 30, 2002. The $5.3 million or 4.3% increase in commercial loans and the growth of construction loans 41.4% from $9.0 million to $12.8 million was partially offset by the $1.5 million or 12.9% decrease in personal loans. The local economy continues to support both residential and commercial growth in 2003.

The average balance of investment securities (including mortgage-backed securities) decreased by $6.7 million, or 13.8%, to $41.9 million for the six months ended June 30, 2003, from $48.6 million for the six months ended June 30, 2002. The average level of federal funds sold and overnight deposits increased by $2.3 million or 33.0%, to $9.2 million for the six months ended June 30, 2003, from $6.9 million for the six months ended June 30, 2002. The average balance in interest bearing deposits in banks increased by $691 thousand to $4.9 million from $4.2 million, or 16.5% increase. The net decrease in the investment portfolio, federal funds sold and interest bearing deposits in banks during 2003 reflects the continuing growth in our loan portfolio. Interest income from non-loan instruments was $1.1 million for 2003 and $1.5 million for 2002 reflecting the decrease in yields and the overall decrease in volume.

Interest Expense. The Company's interest expense decreased by $1.0 million, or 31.0%, to $2.3 million for the six months ended June 30, 2003 from $3.3 million for the six months ended June 30, 2002 reflecting the low interest rate environment. Average interest-bearing liabilities increased by $1.0 million, or 0.4%, to $256.7 million for the six months ended June 30, 2003, from $255.7 million for the six months ended June 30, 2002. Average time deposits were $100.6 million for the six months ended June 30, 2003 and $102.3 million for the six months ended June 30, 2002, or a decrease of 1.7%. The average balances for money market and savings accounts increased by $3.4 million, or 3.3% to $107.3 million for the six months ended June 30, 2003, from $103.9 million for the six months ended June 30, 2002. The 13.3% increase in NOW accounts brought the average balance up to $41.3 million from $36.4 million. Customers have maintained very liquid positions during the last 2 years as they anticipate interest rates paid on deposit instruments will rise and as stock market volatility continues.

The average balance on funds borrowed has decreased from $13.0 million in 2002 to $7.5 million in 2003 as the Company paid off $3.5 million of high rate advances in late 2002 and has continued to pay down amortizing Federal Home Loan Bank Advances.

Noninterest Income. The Company's noninterest income increased $198 thousand, or 13.1%, to $1.7 million for the six months ended June 30, 2003 from $1.5 million for the six months ended June 30, 2002. The results for the period reflected a net gain of $227 thousand from the sale of loans compared to a $36 thousand gain from sales during 2002 which resulted from refinancings buy our customers and the sale of some of these lower rate loans into the secondary market mitigate our interest rate risk. Trust department income decreased to $80 thousand for the six months of 2003 from $116 thousand in the same period of 2002 or a 31.0% decrease primarily due to the decline in interest rates and the stock market since the majority of the fee income is based on the market value of the assets under management. Service fees (sources of which include, among others, deposit and loan servicing fees, ATM fees, and safe deposit fees)
 increased by $128 thousand, or 10.7%, to $1.3 million for the six months ended June 30, 2003, from $1.2 million for the six months ended June 30, 2002. Other income in 2003 was $77 thousand, down 53.3% from $165 thousand in 2002. The decrease reflects a $35 thousand decrease between years in net servicing rights mainly due to the refinancings discussed earlier and a decrease of $29 thousand in income from the cash surrender value of life insurance.

Noninterest Expense. The Company's noninterest expense increased $ 259 thousand, or 4.4%, to $6.2 million for the six months ended June 30, 2003, from $5.9 million for the six months ended June 30, 2002. Salaries increased $227 thousand, or 9.0%, to $2.8 million for the six months ended June 30, 2003, from $2.5 million for the six months ended June 30, 2002, reflecting normal salary activity and an $186 thousand non-recurring accrual for separation or reduction in force agreements with four former employees at Citizens. Pension and employee benefits increased $147 thousand, or 18.8%, to $928 thousand for the six months ended June 30, 2003, from $781 thousand for the six months ended June 30, 2002 mainly due to an $34 thousand increase in employee group insurance plans costs, a $55 thousand increase in retirement plan costs due mainly to the increasing cost of the defined benefit pension plan, and a $12 thousand increase in payroll taxes principally attributable to a non-recurring accrual for separation agreements. Net occupancy expense increased $30 thousand, or 9.2%, to $ 357 thousand for the six months ended June 30, 2003, from $327 thousand for the six months ended June 30, 2002 due mainly to the addition and renovation of some administration space in Morrisville and the new Fairfax branch location. Equipment expense increased $31 thousand or 7.5% to $447 thousand for the six months ended June 30, 2003, from $416 thousand for the same period in 2002 due mainly to the increase in depreciation expense as older equipment has been replaced. Net operation of other real estate owned was $79 thousand for the six months ended June 30, 2003 compared to $333 thousand for the same period in 2002, as a large commercial property owned was sold during the second quarter of 2002. Other operating expenses were $1.6 million for the first six months of 2003 compared to $1.5 million for the same period in 2002. The increase of $78 thousand, or 5.1%, is mainly due to merger related expenses of the subsidiaries.

Income Tax Expense. The Company's income tax expense increased by $106 thousand, or 12.4%, to $960 thousand for the six months ended June 30, 2003, from $854 thousand for the comparable period of 2002, mainly due to increased income before taxes and a higher effective tax rate because of decreased tax-exempt income resulting from the low interest rate environment.

                             FINANCIAL CONDITION

At June 30, 2003, the Company had total consolidated assets of $336.0 million, including net loans and loans held for sale of $255.3 million, deposits of $284.3 million and stockholders' equity of $40.2 million. Based on the most recent information published by the Vermont Banking Commissioner, in terms of total assets at December 31, 2002, Union Bank ranked as the 7th largest institution of the 20 commercial banks and savings institutions headquartered in Vermont and Citizens ranked as 17th. If the two banks had been merged as of December 2002, the combined bank would have ranked as the fourth largest institution.

The Company's total assets decreased by $7.5 million or 2.2% to $336.0 million at June 30, 2003 from $343.5 million at December 31, 2002. Historically, June 30th of each year is our low point in terms of total assets, net loans and deposits. This is a one-day aberration as the Towns, Villages and School Districts that we lend to must be out of debt one day during the year. These loans totaled $12.9 million on December 31, 2002, $14.2 million on Friday, June 27th 2003, $6.2 million on June 30th, 2003 and $14.3 million on July 3, 2003. Total net loans and loans held for sale increased by $2.3 million or 0.9 % to $255.3 million or 76.0% of total assets at June 30, 2003 as compared to $253.0 million or 73.7% of total assets at December 31, 2002. Cash and cash equivalents, including federal funds sold and overnight deposits, increased $453 thousand or 1.8% to $26.2 million at June 30, 2003 from $25.7 million at December 31, 2002.

Securities available for sale decreased from $45.8 million at December 31, 2002 to $37.7 million at June 30, 2003, a $8.1 million or 17.8% decrease. Securities maturing have been utilized in part to fund loan demand and our decision to currently hold in portfolio a portion of loans available for sale.

Deposits decreased $8.7 million or 3.0% to $284.3 million at June 30, 2003 from $293.0 million at December 31, 2002 due to the one day aberration each June 30th caused by the municipalities using their deposits to pay off their loans as discussed above. Total borrowings increased $503 thousand to $8.0 million at June 30, 2003 from $7.5 million at December 31, 2002 as the Company drew down additional funds from the Federal Home Loan Bank of Boston, which was partially off-set by the pay downs of amortizing Federal Home Loan Bank advances.

Loan Portfolio. The Company's loan portfolio (including loans held for sale) primarily consists of adjustable- and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. As of June 30, 2003, the gross loan portfolio totaled $258.5 million, or 76.9%, of assets. The following table shows information on the composition of the Company's loan portfolio (dollars in thousands) as of June 30, 2003 and December 31, 2002:


Loan Type                                           June 30, 2003         December 31, 2002
---------                                        ------------------      -------------------

Real estate                                      $106,995      41.4%     $109,347      42.7%
Commercial real estate                             89,942      34.8%       86,081      33.6%
Commercial                                         20,033       7.7%       19,919       7.8%
Consumer                                           10,222       4.0%       10,758       4.2%
Municipal loans                                     6,188       2.4%       12,869       5.0%
Loans held for sale                                25,132       9.7%       17,139       6.7%
                                                 --------     -----      --------     -----
      Total loans                                $258,512     100.0%      256,113     100.0%

Deduct:
Allowance for loan losses                           2,993                   2,908
Net deferred loan fees, premiums & discounts          199                     206
                                                 --------                --------
                                                 $255,320                $252,999
                                                 ========                ========

The Bank originates and sells residential mortgages into the secondary market, with most such sales made to the Federal Home Loan Mortgage
Corporation (FHLMC) and the Vermont Housing Finance Agency (VHFA). The Company services a $159.0 million residential mortgage portfolio, approximately
$52.0 million of which is serviced for unaffiliated third parties at June
30, 2003. Additionally, the Company originates commercial real estate and commercial loans under various SBA programs that provide an agency guarantee for a portion of the loan amount. The Company occasionally sells the guaranteed portion of the loan to other financial concerns and will retain servicing rights, which generates fee income. The Company serviced $6.8 million of commercial and commercial real estate loans for unaffiliated third parties as of June 30, 2003. The Company capitalizes servicing rights on these fees and recognizes gains and losses on the sale of the principal portion of these notes as they occur. The unamortized balance of servicing rights on loans sold with servicing retained was not material at June 30, 2003.

Gross loans and loans held for sale have increased $2.4 million or 0.9% since December 31, 2002. An increase of $3.9 million or 4.5% in commercial real estate loans, and an increase in loans held for sale of $8.0 million or 46.6% was partially offset by a $0.5 million or 5.0% decrease in consumer loans, a decrease of $2.4 million or 2.2% in real estate loans and the $6.7 million seasonal drop in municipal loans as discussed earlier.

Asset Quality. Union Bankshares Inc., like all financial institutions, is exposed to certain credit risks including those related to the value of the collateral that secures its loans and the ability of borrowers to repay their loans. Management closely monitors the loan and investment portfolios and other real estate owned for potential problems on a periodic basis and reports to the Company's and the subsidiary's Board of Directors at regularly scheduled meetings.

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

Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Loans are designated as nonaccrual when reasonable doubt exists as to the full collection of interest and principal. Normally, when a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of interest and principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. The Company had loans on nonaccrual status totaling $959 thousand at June 30, 2003, $1.5 million at December 31, 2002 and $1.9 million at June 30, 2002. The aggregate interest income not recognized on such nonaccrual loans amounted to approximately $406 thousand and $432 thousand as of June 30, 2003 and 2002, respectively and $316 thousand as of December 31, 2002.

The Company had $1.1 million and $1.5 million in loans past due 90 days or more and still accruing at June 30, 2003 and December 31, 2002, respectively. In addition, at June 30, 2003, the Company had internally classified certain loans totaling $1.3 million. In management's view, such loans represent a higher degree of risk and could become nonperforming loans in the future. While still on a performing status, in accordance with the Company's credit policy, loans are internally classified when a review indicates any of the following conditions makes the likelihood of collection uncertain:

*     the financial condition of the borrower is unsatisfactory;
*     repayment terms have not been met;
* the borrower has sustained losses that are sizable, either in absolute terms or relative to net worth;
*     confidence is diminished;
*     loan covenants have been violated;
*     collateral is inadequate; or
*     other unfavorable factors are present.

At June 30, 2003, the Company had acquired by foreclosure or through in-substance foreclosure real estate worth $119 thousand, consisting of two commercial properties and one piece of undeveloped land. The balance at December 31, 2002 was $784 thousand.

Allowance for Loan Losses. Some of the Company's loan customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge off a portion or all of the remaining principal balance due. The Company maintains an allowance for loan losses to absorb such losses. The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio; however, actual loan losses may vary from current estimates. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the composition of the portfolio, growth of the portfolio, credit concentrations, trends in historical loss experience, delinquency and past due trends, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries.
The provision for loan losses represents the current period credit cost associated with maintaining an appropriate allowance for loan losses. While the Company allocates the allowance for loan losses based on the percentage category to total loans, the portion of the allowance for loan losses allocated to each category does not represent the total available for future losses which may occur within the loan category since the total allowance for possible loan losses is a valuation reserve applicable to the entire portfolio. Based on an evaluation of the loan portfolio, management presents a quarterly analysis of the allowance for loan losses to the Board of Directors, indicating any changes in the allowance since the last review and any recommendations as to adjustments in the allowance.

For the quarter ended June 30, 2003, the methodology used to determine the provision for loan losses was unchanged from the prior year. The composition of the Company's loan portfolio remained relatively unchanged from December 31, 2002 and there was no material change in the lending programs or terms during the quarter.

The following table reflects activity (dollars in thousands) in the allowance for loan losses for the three and six months ended June 30, 2003 and 2002:


                                       Three Months Ended, June 30,     Six Months Ended, June 30,
                                       ----------------------------     --------------------------
                                             2003       2002                 2003       2002
                                             ----       ----                 ----       ----

Balance at the beginning of period          $2,955     $2,834               $2,908     $2,801
Charge-offs:
  Real Estate                                   17          6                   17          6
  Commercial                                     0         16                   10         63
  Consumer and other                            18         19                   36         67
                                            ------     ------               ------     ------
      Total charge-offs                         35         41                   63        136
                                            ------     ------               ------     ------

Recoveries:
  Real Estate                                    0          1                    0          7
  Commercial                                     9          1                   25         11
  Consumer and other                            22         20                   39         42
                                            ------     ------               ------     ------
      Total recoveries                          31         22                   64         60
                                            ------     ------               ------     ------

Net charge-offs                                 (4)       (19)                   1        (76)
Provision for loan losses                       42        105                   84        195
                                            ------     ------               ------     ------

Balance at end of period                    $2,993     $2,920               $2,993     $2,920
                                            ======     ======               ======     ======

The following table shows the breakdown of the Company's allowance for loan loss by category of loan (dollars in thousands) and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:


                                   June 30, 2003       December 31, 2002
                                ------------------     ------------------
                                Amount     Percent     Amount     Percent
                                ------     -------     ------     -------

Real Estate
  Residential                   $  596      39.9%      $  580      39.2%
  Commercial                     1,459      38.6%       1,428      35.6%
  Construction                     157       6.1%         144       5.6%
Other Loans
  Commercial                       393       7.8%         412       8.7%
  Consumer installment             151       3.9%         208       4.3%
  Home equity loans                 24       1.2%          28       1.5%
  Municipal, Other and
   Unallocated                     213       2.5%         108       5.1%
                                ------     -----       ------     -----
      Total                     $2,993     100.0%      $2,908     100.0%
                                ======     =====       ======     =====
Ratio of Net Charge Offs to
 Average Loans (1)                          0.00%                  0.10%
                                           -----                  -----

Ratio of Allowance for Loan
 Losses to Average Loans                    1.17%                  1.14%
                                           -----                  -----

<F1>  Annualized

Management of the Company believes that the allowance for loan losses at June 30, 2003 is adequate to cover losses inherent in the Company's loan portfolio as of such date. However there can be no assurance that the Company will not sustain losses in future periods, which could be greater than the size of the allowance at June 30, 2003. See CRITICAL ACCOUNTING POLICIES

While the Company recognizes that the current economic slowdown may adversely impact its borrowers' financial performance and ultimately their ability to repay their loans, management continues to be cautiously optimistic about the key credit indicators from the Company's loan portfolio.

Investment Activities At June 30, 2003, the reported value of investment securities available-for-sale was $37.7 million or 11.2% of its assets. The Company had no securities classified as held-to-maturity or trading securities. The reported value of securities available-for-sale at June 30, 2003, reflects a positive valuation adjustment of $1.6 million. The offset of this adjustment, net of income tax effect, was a $1.1 million increase in the Company's other comprehensive income component of stockholders' equity and a decrease in net deferred tax assets of $.5 million.

Deposits. The following table shows information concerning the Company's deposits (dollars in thousands) by account type, and the weighted average nominal rates at which interest was paid on such deposits for the period ending June 30, 2003 and December 31, 2002:


                                       Six Months Ended, June 30,              Year Ended December 31,
                                                  2003                                  2002
                                    ---------------------------------     ---------------------------------
                                                 Percent                               Percent
                                    Average      Of Total     Average     Average      of Total     Average
                                     Amount      Deposits      Rate        Amount      Deposits      Rate
                                    -------      --------     -------     -------      --------     -------

Non-certificate deposits:
  Demand deposits                   $ 39,655      13.72%                  $ 37,932      13.28%
  Now accounts                        41,319      14.30%       0.59%        39,143      13.70%       1.07%
  Money Markets                       63,580      22.01%       1.20%        66,562      23.30%       1.85%
  Savings                             43,753      15.15%       0.86%        39,296      13.75%       1.27%
                                    --------     ------                   --------     ------
Total non-certificate deposits:      188,307      65.18%                   182,933      64.03%
                                    --------     ------                   --------     ------
Certificates of deposit:
  Less than $100,000                  78,077      27.03%       2.92%        75,021      26.26%       3.18%
  $100,000 and over                   22,500       7.79%       2.88%        27,736       9.71%       4.71%
                                    --------     ------                   --------     ------
Total certificates of deposit        100,577      34.82%                   102,757      35.97%
                                    --------     ------                   --------     ------

Total deposits                      $288,884     100.00%       1.49%      $285,690     100.00%       2.05%
                                    ========     ======        ====       ========     ======        ====

The following table sets forth information regarding the amounts of the Company's certificates of deposit in amounts of $100,000 or more at June 30, 2003 and December 31, 2002 that mature during the periods indicated:


                   June 30, 2003    December 31, 2002
                   -------------    -----------------
                         (dollars in thousands)

Within 3 months       $ 5,089            $ 9,629
3 to 6 months           8,213             13,090
6 to 12 months          2,205              3,113
Over 12 months          5,157              4,217
                      -------            -------
                      $20,664            $30,049
                      =======            =======

The drop in the dollar value of Certificates of Deposit in amounts of $100,000 or more from December 31, 2002 to June 30, 2003 is explained by the municipalities utilizing their maturing certificates to pay-off their outstanding loans. This is a normal one day aberration with both deposits and loans being renewed within the first few days of July.

Borrowings. Borrowings from the Federal Home Loan Bank of Boston were $8.0 million at June 30, 2003 at a weighted average rate of 4.34%. Borrowings from the Federal Home Loan Bank of Boston were $7.5 million at December 31, 2002 at a weighted average rate of 4.62%. The change between year end 2002 and the end of the second quarter of 2003 is a net increase of $500 thousand which consisted of new borrowings of $1.2 million partially off-set by pay downs of amortizing advances.

                       OTHER FINANCIAL CONSIDERATIONS

Market Risk and Asset and Liability Management. Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. The Company's market risk arises primarily from interest rate risk inherent in its lending, investing and deposit taking activities.
To that end, management actively monitors and manages its interest rate risk exposure. The Company does not have any market risk sensitive instruments acquired for trading purposes. The Company attempts to structure its balance sheet to maximize net interest income while controlling its exposure to interest rate risk. The Asset/Liability
Committee formulates strategies to manage interest rate risk by evaluating the impact on earnings and capital of such factors as current interest rate forecasts and economic indicators, potential changes in such forecasts and indicators, liquidity, and various business strategies. The
Asset/Liability Committee's methods for evaluating interest rate risk include an analysis of the Company's interest-rate sensitivity "gap", which provides a static analysis of the maturity and repricing characteristics of the Company's entire balance sheet, and a simulation analysis, which calculates projected net interest income based on alternative balance sheet and interest rate scenarios, including "rate shock" scenarios involving immediate substantial increases or decreases in market rates of interest.

The Asset/Liability Committee meets at least weekly to set loan and deposit rates, make investment decisions, monitor liquidity and evaluate the loan demand pipeline. Deposit runoff is monitored daily and loan prepayments evaluated monthly. The Company historically has maintained a substantial portion of its loan portfolio on a variable rate basis and plans to continue this Asset/Liability Management (ALM) strategy in the future. The investment portfolio is all classified as available for sale and the modified duration is relatively short. The Company does not utilize any derivative products or invest in any "high risk" instruments.

Our interest rate sensitivity analysis (simulation) as of December 2002 for a flat rate environment projected a Net Interest Income of $7.940 million for the first six months of 2003 compared to actual results of $7.939 million in a flat rate environment. Net income was projected to be $2.262 million in a flat rate environment compared to actual results of $2.418 million. The $156 thousand increase in Net Income from projections is mainly due to the Gain on Sale of Loans. Return on Assets was projected to be 1.33% in a flat rate environment and actual results were 1.43%. Return on Equity was projected to be 12.05% in a flat rate environment compared to actual of 12.68%.

The Company generally requires collateral or other security to support financial instruments with credit risk. As of June 30, 2003, the contract or notional amount of financial instruments whose contract or notional amount represents credit risk were as follows rounded to the nearest thousand:


Commitments to extend credit                                   $31,330
                                                               -------
Standby letters of credit and commercial letters of credit     $ 1,185
                                                               -------
Credit Card arrangements                                       $ 2,178
                                                               =======
Home Equity Lines of Credit                                    $ 4,486
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

The Company prepares its interest rate sensitivity "gap" analysis by scheduling interest-earning assets and interest-bearing liabilities into periods based upon the next date on which such assets and liabilities could mature or reprice. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except that:

* adjustable-rate loans, securities, and FHLB advances are included in the period when they are first scheduled to adjust and not in the period in which they mature;

* fixed-rate mortgage-related securities and loans reflect estimated prepayments, which were estimated based on analyses of broker estimates, the results of a prepayment model utilized by the Company, and empirical data;

* other non-mortgage-related fixed-rate loans reflect scheduled contractual amortization, with no estimated prepayments; and

* Now, money markets, and savings deposits, which do not have contractual maturities, reflect estimated levels of attrition, which are based on detailed studies by the Company of the sensitivity of each such category of deposit to changes in interest rates.

Management believes that these assumptions approximate actual experience and considers them reasonable. However, the interest rate sensitivity of the Company's assets and liabilities in the tables could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.

The following table shows The Company's rate sensitivity analysis as of June 30, 2003:


                                                                          June 30, 2003
                                                                   Cumulative repriced within
                                               3 Months     4 to 12     1 to 3     3 to 5     Over 5
                                               or Less      Months      Years      Years       Years       Total
                                               --------     -------     ------     ------     ------       -----
                                                            (dollars in thousands, by repricing date)

Interest sensitive assets:
  Federal funds sold
   overnight deposits                          $ 4,788      $     0     $     0    $     0    $      0    $  4,788
  Interest bearing deposits                        686        1,983       1,468        397           0       4,534
  Investments available for sale (1)             4,158        5,752      12,880      6,452       7,754      36,996
  FHLB Stock                                         0            0           0          0       1,241       1,241
  Loans (fixed and
   adjustable rate) (2)                         53,292       57,543      56,351     50,246      40,881     258,313
                                               -------      -------     -------    -------    --------    --------
      Total interest sensitive assets          $62,924      $65,278     $70,699    $57,095    $ 49,876    $305,872
                                               -------      -------     -------    -------    --------    --------

Interest sensitive liabilities:
  Certificates of deposit                      $22,494      $40,664     $25,278    $ 3,567    $      4    $ 92,007
  Money markets                                 13,977            0           0          0      48,000      61,977
  Regular savings                               11,496            0           0          0      33,651      45,147
  Now accounts                                  19,034            0           0          0      25,543      44,577
  Borrowed funds (3)                               326          809       2,650      4,254           0       8,039
                                               -------      -------     -------    -------    --------    --------
      Total interest sensitive liabilities     $67,327      $41,473     $27,928    $ 7,821    $107,198    $251,747
                                               -------      -------     -------    -------    --------    --------

Net interest rate sensitivity gap               (4,403)      23,805      42,771     49,274     (57,322)
Cumulative net interest rate
 sensitivity gap                                (4,403)      19,402      62,173    111,447      54,125
Cumulative net interest rate
 sensitivity gap as a
 percentage of total assets                      (1.31%)       5.77%      18.51%     33.17%      16.11%
Cumulative net interest rate sensitivity
 gap as a percentage of total
 interest-earning assets                         (1.44%)       6.34%      20.33%     36.44%      17.70%
Cumulative net interest rate sensitivity
 gap as a percentage of total
 interest-bearing liabilities                    (1.75%)       7.71%      24.70%     44.27%      21.50%

<F1>  Investments available for sale exclude marketable equity securities with a fair value of $682 thousand that may be sold by the Company at any time.
<F2>  Balances shown net of unearned income of $199 thousand.
<F3>  Estimated repayment assumptions considered in Asset/Liability model.

Simulation Analysis. In its simulation analysis, the Company uses computer software to simulate the estimated impact on net interest income and capital under various interest rate scenarios, balance sheet trends, and strategies. These simulations incorporate assumptions about balance sheet dynamics such as loans and deposit growth, product pricing, changes in funding mix, and asset and liability repricing and maturity characteristics. Based on the results of these simulations, the Company is able to quantify its interest rate risk and develop and implement appropriate strategies.

The following chart reflects the results (dollars in thousands) of our latest simulation analysis for each of the next two year ends on Net Interest Income, Net Income, Return on Assets, Return on Equity and Capital to Asset Ratio. The projection utilizes a rate shock of 300 basis points from the current prime rate of 4.00%, this is the highest internal slope monitored and shows the best and worse scenarios analyzed. This slope range was determined to be the most relevant during this economic cycle.

                           UNION BANKSHARES, INC.
                  INTEREST RATE SENSITIVITY ANALYSIS MATRIX
                                JUNE 30, 2003
                               (in thousands)


                                                                  Return     Return
                                                                    on         on       Capital
   Year         Prime     Net Interest     Change       Net       Assets     Equity     to Asset
  Ending        Rate         Income          %         Income       %          %        Ratio %
  ------        -----     ------------     ------      ------     ------     ------     --------

December-03     7.00         16,603          2.91      5,528       1.53      13.51       11.33
                4.00         16,133          0.00      4,952       1.44      12.75       11.26
                1.00         15,649         (3.00)     4,636       1.35      11.96       11.18

December-04     7.00         19,727         20.42      7,166       2.02      17.39       11.96
                4.00         16,382          0.00      4,956       1.41      12.42       11.35
                1.00         12,995        (20.67)     2,716        .77       7.03       10.71

Liquidity. Managing liquidity risk is essential to maintaining both depositor confidence and stability in earnings. Liquidity is a measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to fund deposit withdrawals, repay borrowings, fund investment and lending activities, and for other general business purposes. The Company's principal sources of funds are deposits, amortization and prepayment of loans and securities, maturities of investment securities and other short-term investments, sales of securities and loans available-for-sale, and earnings and funds provided from operations. Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities, reduces the Company's exposure to roll over risk on deposits and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and request for new loans. The Company's strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds.

In addition, as the subsidiary bank is a member of the FHLB, it has access to preapproved lines of credit up to 5.0% of total assets. Union Bank maintains a $4 million pre-approved Federal Fund line of credit with an upstream correspondent bank and repurchase agreement lines with selected brokerage houses. There were no balances outstanding on June 30, 2003.

While scheduled loan and securities payments and FHLB advances are relatively predictable sources of funds, deposit flows and prepayments on loans and mortgage-backed securities are greatly influenced by general interest rates, economic conditions, and competition. The Company's liquidity is actively managed on a daily basis, monitored by the Asset/Liability Committee, and reviewed periodically with the subsidiary's Board of Directors. The Asset/Liability Committee sets liquidity targets based on the Company's financial condition and existing and projected economic and market conditions. The committee measures the Company's marketable assets and credit available to fund liquidity requirements and compares the adequacy of that aggregate amount against the aggregate amount of the Company's sensitive or volatile liabilities, such as core deposits and time deposits in excess of $100,000, term deposits with short maturities, and credit commitments outstanding. The committee's primary objective is to manage the Company's liquidity position and funding sources in order to ensure that it has the ability to meet its ongoing commitment to its depositors, to fund loan commitments, and to maintain a portfolio of investment securities.
Since many of the loan commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company's Union's management monitors current and projected cash flows and adjusts positions as necessary to maintain adequate levels of liquidity. Although approximately 68.6% of the Company's time deposits will mature within twelve months, management believes, based upon past experience, that the Company will retain a substantial portion of these deposits. Management will continue to offer a competitive but prudent pricing strategy to facilitate retention of such deposits. Any reduction in total deposits could be offset by purchases of federal funds, short-term FHLB borrowings, or liquidation of investment securities or loans held for sale. Such steps could result in an increase in the Company's cost of funds and adversely impact the net interest margin. Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. However, any projections of future cash need and flows are subject to substantial uncertainty. We continually evaluate opportunities to buy/sell securities and loans available for sale, obtain credit facilities from lenders, or restructure our debt for strategic reasons or to further strengthen our financial position.

Capital Resources. Our capital management is designed to maintain an optimum level of capital in a cost-effective structure that: meets our target regulatory ratios; supports our internal assessment of economic capital; funds our business strategies; and builds long-term stockholder value. In support of these goals, as previously discussed, a three-for-two stock split was declared, effected in the form of a stock dividend payable August 8, 2003. The information presented in the following paragraphs regarding our capital have been retroactively adjusted to reflect the split with the exception of the information regarding the stock repurchase plan.

The total dollar value of the Company's stockholders' equity was $40.2 million at June 30, 2003 reflecting net income of $2.4 million for the first six months of 2003, less dividends paid of $1.8 million, compared to $39.2 at year end 2002. Union Bankshares, Inc. has 5,000,000 shares of $2.00 par value common stock authorized. As of June 30, 2003, the Company had 4,906,936 shares issued, of which 4,545,988 were outstanding and 360,948 were held in Treasury. Also as of June 30, 2003, there were outstanding employee incentive stock options with respect to 15,300 shares of the Company's common stock, granted pursuant to Union Bankshares's 1998 Incentive Stock Option Plan. Of the 75,000 shares authorized for issuance under the 1998 Plan, 58,200 shares remain available for future option grants.

On October 17, 2001, the Company announced a stock repurchase plan that has not been amended to reflect the stock split. The Board of Directors has authorized the repurchase of up to 100,000 shares of common stock, or approximately 2.2% of the Company's outstanding shares. Shares are repurchased from time to time in the open market or in negotiated transactions as, in the judgment of management, market conditions warrant. The repurchase program is open for an unspecified period of time. To date we have repurchased 6,672 shares under this program, for a total cost of $129.5 thousand. No repurchases have been made since 2001.

Union Bank and Union Bankshares are subject to various regulatory capital requirements administered by the federal banking agencies. Management believes, as of June 30, 2003 that they both meet all capital adequacy requirements to which they are subject. As of June 30, 2003, the most recent calculations categorize both as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the companies must maintain minimum total risk-based, Tier I risk-based, and Tier
I leverage ratios. There are no conditions or events since the notification that management believes have changed either company's category.

The Company's actual capital amounts and ratios as of June 30, 2003 are presented in the table:


                                                                                         Minimums
                                                                                        To Be Well
                                                                    Minimums         Capitalized Under
                                                                   For Capital       Prompt Corrective
                                                Actual            Requirements       Action Provisions
                                          -----------------     ----------------     -----------------
                                          Amount      Ratio     Amount     Ratio     Amount      Ratio
                                          ------      -----     ------     -----     ------      -----
                                                             (dollars in thousands)

Total capital to risk weighted assets     $41,912     18.86%    $17,778    8.0%      $22,223     10.0%
Tier I capital to risk weighted assets    $39,102     17.59%    $ 8,892    4.0%      $13,338      6.0%
Tier I capital to average assets          $39,102     11.57%    $13,518    4.0%        N/A        N/A

Impact of Inflation and Changing Prices. The Company's consolidated financial statements, included in this document, have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurements of financial position and results of operations in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Banks have asset and liability structures that are essentially monetary in nature, and their general and administrative costs constitute relatively small percentages of total expenses. Thus, increases in the general price levels for goods and services have a relatively minor effect on the Company's total expenses. Interest rates have a more significant impact on the Company's financial performance than the effect of general inflation and because of the uneven nature of the expansion of the U.S. economy, the Federal Reserve has kept overnight rates at 40 year lows. Interest rates do not necessarily move in the same direction or change in the same magnitude as the prices of goods and services, although periods of increased inflation may accompany a rising interest rate environment.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information called for by this item is incorporated by reference in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Other Financial Considerations" on pages 22 through 27 in this Form 10-Q.

Item 4.  Controls and Procedures.

The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Exchange Act) as of the report date and concluded that those disclosure controls and procedures are effective in alerting them in a timely manner to material information about the Company and its consolidated subsidiaries required to be disclosed in the Company's periodic reports filed with the Securities and Exchange Commission. While the Company believes that its existing disclosure controls and procedures have been effective to accomplish these objectives, the Company intends to continue to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

There were no changes during the Companys last fiscal quarter in the Company's internal control over financial reporting identified in connection with the evaluation referred to above of the Company's disclosure controls and procedures that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no known pending legal proceedings to which the Company or its subsidiary is a party, or to which any of their properties is subject, other than ordinary litigation arising in the normal course of business activities. Although the amount of any ultimate liability with respect to such proceedings cannot be determined, in the opinion of management, based upon the opinion of counsel, any such liability will not have a material effect on the consolidated financial position of the Company and its subsidiary.

Item 2.  Changes in Securities and Use of Proceeds.

During the quarter ended June 30, 2003, incentive stock options previously granted pursuant to the Company's 1998 Incentive Stock Option Plan ("Plan") were exercised by one participant, with respect to an aggregate of 300 shares (adjusted to reflect the three-for-two stock split effective August 8, 2003), at an aggregate exercise price of $3,800. Participation in the Plan is limited to those senior officers (currently six active participants) selected by the Board of Directors in its discretion. The exercise price of all options granted under the Plan represents the fair market value of the shares on the date of grant. No options were granted under the Plan during the first or second quarters of 2003.

The shares issued to Plan participants upon exercise of incentive stock options have not been registered with the Securities and Exchange Commission. Such shares are restricted securities, issued under statutory exemptions available under the Securities Act of 1933, including Section 4(2) thereof, for offers and sales not involving a public offering.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting of shareholders on May 21, 2003. Of 3,030,557 shares outstanding on the record date for the meeting (April 1, 2003) 2,531,483 shares were represented in person or by proxy. The only matter voted on by the shareholders at the meeting was to fix the number of directors at nine and to elect the following individuals as directors (each of which was an incumbent director) for the ensuing year.


                           Votes        Votes       Votes        Broker
Nominees                    For       Withheld    Abstained    Non-votes
------------------------------------------------------------------------

Cynthia D. Borck         2,523,396     7,115         907           0
William T. Costa         2,526,688     3,823         907           0
Kenneth D. Gibbons       2,523,396     7,115         907           0
Franklin G. Hovey, II    2,530,111       400         907           0
Richard C. Marron        2,528,111     2,400         907           0
Robert P. Rollins        2,530,111       400         907           0
Richard C. Sargent       2,528,392     2,119         907           0
W. Arlen Smith           2,530,511         0         907           0
John H. Steel            2,530,311       200         907           0

Historical share information disclosed above in this Item 4 does not reflect the effect of a three-for-two stock split effected in the form of a 50% stock dividend that took effect on August 8, 2003.

Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits
      31.1 Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act
      31.2 Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act
      32.1 Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act
      31.2 Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

(b)   Current Reports on Form 8-K
      1.    Second Quarter Report to Shareholders filed on July 29, 2003
      2. Press Release announcing quarterly dividend declaration, three for two stock split, and second quarter earnings filed on July 16, 2003.
      3. Announcement of the completed merger of the two subsidiaries (Union Bank and Citizens Savings Bank & Trust Company) of Union Bankshares, Inc. filed on May 20, 2003
      4.    Union Bankshares, Inc., Company Overview filed on May 16, 2003.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

August 13, 2003                        Union Bankshares, Inc.

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

                                EXHIBIT INDEX

31.1 Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act
31.2 Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act
32.1 Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act
31.2 Certification of the Chief Financial Officer under Section 906 of the the Sarbanes-Oxley Act