Form 10-Q
period 2003-09-30
UNION BANKSHARES INC
filed 2003-11-13
CIK 706863

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


             For the quarterly period ended: September 30, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 7, 2003:
      Common Stock, $2 par value                 4,549,938 shares

                           UNION BANKSHARES, INC.
                              TABLE OF CONTENTS


PART 1   FINANCIAL INFORMATION


Item 1.  Financial Statements.

Consolidated Financial Statements.
  Union Bankshares, Inc. and Subsidiary
  Consolidated Balance Sheets                                                3
  Consolidated Statements of Income                                          4
  Consolidated Statement of Changes in Stockholders' Equity                  5
  Consolidated Statements of Cash Flows                                      6
Notes to Consolidated Financial Statements                                   8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                              10
Item 3.  Quantitative and Qualitative Disclosures About Market Risk         27
Item 4.  Controls and Procedures                                            27

PART II  OTHER INFORMATION

      Item 1.  Legal Proceedings                                            27
      Item 2.  Changes in Securities and Use of Proceeds                    27
      Item 6.  Exhibits and Reports on Form 8-K                             28

Signatures                                                                  29

Item 1.  Financial Statements

Union Bankshares, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)
(Dollars in Thousands)


                                                              September 30,    December 31,
                                                                   2003            2002
                                                              -------------    ------------

Assets
  Cash and due from banks                                       $ 21,804         $ 16,035
  Federal funds sold and overnight deposits                        2,687            9,713
                                                                --------         --------
    Cash and Cash Equivalents                                     24,491           25,748
  Interest bearing deposits in banks                               4,434            5,327
  Securities available-for-sale                                   38,317           45,824
  Federal Home Loan Bank stock                                     1,241            1,235
  Loans held for sale                                             23,759           17,139
  Loans                                                          252,801          238,974
    Allowance for loan losses                                     (3,032)          (2,908)
    Unearned net loan fees                                          (214)            (206)
                                                                --------         --------
      Net loans                                                  249,555          235,860
                                                                --------         --------
  Accrued interest receivable                                      1,720            1,890
  Premises and equipment, net                                      4,487            4,612
  Other real estate owned                                            126              784
  Other assets                                                     4,976            5,073
                                                                --------         --------

      Total assets                                              $353,106         $343,492
                                                                ========         ========

Liabilities and Stockholders' Equity:

Liabilities:
  Deposits:
    Noninterest bearing                                         $ 47,616         $ 40,976
    Interest bearing                                             253,657          252,028
                                                                --------         --------
      Total deposits                                             301,273          293,004
  Borrowed funds                                                   7,634            7,536
  Accrued interest and other liabilities                           3,815            3,783
                                                                --------         --------
      Total liabilities                                          312,722          304,323
                                                                --------         --------

Commitments and Contingencies

Stockholders' Equity:
  Common stock, $2 par value; 5,000,000 shares authorized;
   4,910,386 shares issued at 9/30/03 (See Note 2) and
   3,270,689 shares issued at 12/31/02                             9,821            6,542
  Paid-in capital                                                     44              318
  Retained earnings                                               31,465           33,357
  Treasury stock at cost; 360,948 shares at 9/30/03
   (See Note 2) and 240,632 at 12/31/02                           (1,722)          (1,722)
  Accumulated other comprehensive income                             776              674
                                                                --------         --------
      Total stockholders' equity                                  40,384           39,169
                                                                --------         --------

      Total liabilities and stockholders' equity                $353,106         $343,492
                                                                ========         ========

See accompanying notes to the unaudited consolidated financial statements

Union Bankshares, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)
(Dollars in Thousands except Per Share Data)


                                                               Three Months Ended         Nine Months Ended
                                                                  September 30,             September 30,
                                                             ----------------------    ----------------------
                                                               2003         2002         2003         2002
                                                               ----         ----         ----         ----

Interest income:
  Interest and fees on loans                                 $   4,594    $   4,863    $  13,696    $  14,423
  Interest on securities available for sale
    Taxable                                                        363          560        1,214        1,741
    Tax Exempt                                                      57           65          179          193
  Dividends                                                         16           17           50           57
  Interest on federal funds sold and overnight deposits             14           30           62           84
  Interest on interest bearing deposits in banks                    37           48          130          150
                                                             ---------    ---------    ---------    ---------
                                                                 5,081        5,583       15,331       16,648
                                                             ---------    ---------    ---------    ---------

Interest expense:
  Interest on deposits                                             892        1,428        3,031        4,516
  Interest on federal funds purchased                                0            0            0            3
  Interest on borrowed funds                                        86          118          258          375
                                                             ---------    ---------    ---------    ---------
                                                                   978        1,546        3,289        4,894
                                                             ---------    ---------    ---------    ---------

      Net interest income                                        4,103        4,037       12,042       11,754

Provision for loan losses                                           30           95          114          290
                                                             ---------    ---------    ---------    ---------

      Net interest income after provision for loan losses        4,073        3,942       11,928       11,464
                                                             ---------    ---------    ---------    ---------

Other income:
  Trust income                                                      40            7          120          123
  Service fees                                                     652          647        1,974        1,841
  Loss on sale of securities                                         0            0            0           (3)
  Gain on sale of loans held for sale                               90          272          317          308
  Other income                                                      46           60          123          225
                                                             ---------    ---------    ---------    ---------
                                                                   828          986        2,534        2,494
                                                             ---------    ---------    ---------    ---------

Other expenses:
  Salaries and wages                                             1,298        1,299        4,061        3,835
  Pension and employee benefits                                    506          381        1,434        1,231
  Occupancy expense, net                                           149          165          506          492
  Equipment expense                                                224          232          671          648
  Net operation of other real estate owned                          34          164          113          497
  Other expense                                                    754          725        2,363        2,187
                                                             ---------    ---------    ---------    ---------
                                                                 2,965        2,966        9,148        8,890
                                                             ---------    ---------    ---------    ---------

Income before income tax expense                                 1,936        1,962        5,314        5,068
Income tax expense                                                 574          566        1,534        1,420
                                                             ---------    ---------    ---------    ---------

Net income                                                   $   1,362    $   1,396    $   3,780    $   3,648
                                                             =========    =========    =========    =========

Earnings per common share (See Note 2)                       $    0.30    $    0.31    $    0.83    $    0.80
                                                             =========    =========    =========    =========

Weighted average number of common
 shares outstanding (See Note 2)                             4,548,287    4,542,788    4,546,550    4,542,788
                                                             =========    =========    =========    =========

Dividends declared per share (See Note 2)                    $    0.20    $    0.19    $    0.60    $    0.56
                                                             =========    =========    =========    =========

See accompanying notes to the unaudited consolidated financial statements

Union Bankshares, Inc. and Subsidiary
Consolidated Statement of Changes in Stockholder's Equity
(Unaudited)
(Dollars in Thousands)

                                            Common Stock
                                        --------------------                                                             Accumulated
                                          Shares,               Paid-in                                 Other
                                          Net of                Capital     Retained    Treasury    Comprehensive
                                         Treasury    Amount    & Surplus    Earnings      Stock         Income        Total
                                         --------    ------    ---------    --------    --------    -------------     -----

Balance, December 31, 2002              3,030,057    $6,542      $ 318      $33,357     $(1,722)         $674        $39,169

Stock Split effected in the form of
 a stock dividend (3 for 2,
 effective 8/8/03)                      1,515,231     3,271       (330)      (2,945)          -             -             (4)

Comprehensive Income:
  Net income                                              -          -        3,780           -             -          3,780
  Change in net unrealized gain on
   securities available-for-sale, net
   of reclassification adjustment and
   tax effects.                                           -          -            -           -           102            102
                                                                                                                     -------

Total Comprehensive income                                -          -            -           -             -          3,882
                                                                                                                     -------

Exercise of stock options                   4,150         8         56            -           -             -             64

Cash dividends declared
 ($.60 per share)                                         -          -       (2,727)          -             -         (2,727)
                                        ------------------------------------------------------------------------------------

Balance September 30, 2003              4,549,438    $9,821      $  44      $31,465     $(1,722)         $776        $40,384
                                        ====================================================================================

See accompanying notes to the unaudited consolidated financial statements

Union Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in Thousands)



                                                                    Nine months ended
                                                             September 30,    September 30,
                                                                  2003             2002
                                                             -------------    -------------

Cash Flows From Operating Activities
  Net Income                                                   $  3,780         $  3,648
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities
    Depreciation                                                    489              477
    Provision for loan losses                                       114              290
    Credit for deferred income taxes                               (146)            (132)
    Net amortization on securities available-for-sale               202              137
    Equity in losses of limited partnerships                         94               93
    Write-downs of other real estate owned                           53              275
    Increase (decrease) in unamortized loan fees                      8               (8)
    Proceeds from sales of loans held for sale                   19,127           10,732
    Net loans made to customers and held for sale               (25,430)         (13,399)
    Loss on sale of securities available-for-sale                     0                3
    Gain on sale of loans held for sale                            (317)            (308)
    Gain on sale of other real estate owned                           0              (21)
    Gain on disposal of premises and equipment                       (6)              (1)
    Decrease in accrued interest receivable                         170              112
    (Increase) decrease in other assets                              80             (291)
    (Decrease) increase in income taxes                            (212)             188
    Decrease in accrued interest payable                           (224)            (357)
    Increase in other liabilities                                   577              630
                                                               --------         --------
      Net cash provided by (used in) operating activities        (1,641)           2,068
                                                               --------         --------

Cash Flows From Investing Activities
  Interest bearing deposits in banks
    Maturities and redemptions                                    2,671            1,964
    Purchases                                                    (1,778)            (992)
  Securities available-for-sale
    Sales                                                           351              506
    Maturities, calls and paydowns                               19,424           12,227
    Purchases                                                   (12,315)         (11,089)
    Purchase of Federal Home Loan Bank Stock                         (6)            (171)
    Increase in loans, net                                      (14,063)          (9,406)
    Recoveries of loans charged off                                  80               82
    Purchases of premises and equipment                            (370)          (1,052)





                                                                    Nine months ended
                                                             September 30,    September 30,
                                                                  2003             2002
                                                             -------------    -------------

  Investments in limited partnerships                              (109)            (254)
  Proceeds from sales of other real estate owned                    746                0
  Proceeds from sales of premises and equipment                      12                3
  Proceeds from sales of repossessed property                        41               11
                                                               --------         --------

      Net cash used in investing activities                      (5,316)          (8,171)
                                                               --------         --------

Cash Flows From Financing Activities
  Increase in borrowings outstanding, net                            98            1,043
  Proceeds from exercise of stock options                            64                0
  Net increase in noninterest bearing deposits                    6,640            1,067
  Net increase in interest bearing deposits                       1,629            7,004
  Proceeds paid out for fractional shares                            (4)               0
  Dividends paid                                                 (2,727)          (2,543)
                                                               --------         --------

      Net cash provided by financing activities                   5,700            6,571
                                                               --------         --------

      Increase (decrease) in cash and cash equivalents         $ (1,257)        $    468

Cash and cash equivalents
  Beginning                                                    $ 25,748         $ 21,556
                                                               --------         --------

  Ending                                                       $ 24,491         $ 22,024
                                                               ========         ========

Supplemental Disclosures of Cash Flow Information:
  Interest paid                                                $  3,514         $  5,251
                                                               ========         ========

  Income taxes paid                                            $  1,871         $  1,040
                                                               ========         ========

Supplemental Schedule of Noncash Investing and
 Financing Activities:

  Other real estate acquired in settlement of loans            $    141         $  1,209
                                                               ========         ========

  Repossessed property acquired in settlement of loans         $     25         $     32
                                                               ========         ========

  Loans originated to finance the sale of other real
   estate owned                                                $ (1,376)        $ (1,070)
                                                               ========         ========

  Total change in unrealized gain on securities
   available-for-sale                                          $    155         $    326
                                                               ========         ========

See accompanying notes to the unaudited consolidated financial statements

                           UNION BANKSHARES, INC.

                       NOTES TO FINANCIAL STATEMENTS:

Note 1. Basis of Presentation
The accompanying interim unaudited consolidated financial statements of Union Bankshares, Inc. (the Company) for the interim periods ended September 30, 2003 and 2002 and for the quarters then ended have been prepared in accordance with U.S. generally accepted accounting principles, general practices within the banking industry and the accounting policies described in the Company's Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) and disclosures necessary for a fair presentation of the information contained herein have been made. Certain amounts reported in prior periods have been reclassified for comparative purposes. This information should be read in conjunction with the Company's 2002 Annual Report to Shareholders, 2002 Annual Report on Form 10-K, and current reports on Form 8-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ended December 31, 2003 or any other interim period.

On May 16, 2003, the two subsidiaries (Union Bank and Citizens Savings Bank and Trust Company) of Union Bankshares, Inc. were successfully merged together with the surviving, state chartered bank being Union Bank headquartered in Morrisville, Vermont.

Note 2. Stock Split
On July 16, 2003, the Board of Directors of Union Bankshares, Inc. declared a three-for-two stock split effected in the form of a 50% stock dividend to shareholders of record on July 26, 2003, payable on August 8, 2003. The stock split resulted in the issuance of 1,515,231 additional shares of the Company's common stock net of fractional shares settled in cash. Per share amounts presented in the consolidated financial statements, including earnings per share, weighted average number of common shares outstanding, and the dividends declared per share for all periods presented have been adjusted to retroactively reflect the stock split.

Note 3. Commitments and Contingencies
In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company's financial condition or results of operations.

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

Note 6. Stock Option Plan
The Company has an incentive stock option plan and continues to apply the intrinsic value based method of accounting in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company has adopted the disclosure provisions of FASB Statement No. 148, Accounting for Stock Based Compensation - Transition and Disclosure. Had compensation costs been determined on the basis of fair value pursuant to FASB Statement No. 123, Accounting for Stock-Based Compensation, the effects on net income and earnings per common share for the three months and nine months ended September 30 would have approximated:


                                                     Three months ended     Nine months ended
                                                     ------------------    ------------------
(Dollars in thousands, except for per share data)    9/30/03    9/30/02    9/30/03    9/30/02
                                                     -------    -------    -------    -------

Net Income as reported                               $1,362     $1,396     $3,780     $3,648
Deduct: Total stock-based compensation
expense determined under fair value based
method for all awards, net of related tax effects        (1)        (1)        (3)        (3)
                                                     ------     ------     ------     ------
Pro forma net income                                 $1,361     $1,395     $3,777     $3,645
                                                     ======     ======     ======     ======
Earnings per common share:
  As reported                                        $ 0.30     $ 0.31     $ 0.83     $ 0.80
  Pro forma                                          $ 0.30     $ 0.31     $ 0.83     $ 0.80

Note 7. Comprehensive income
The components of other comprehensive income and related tax effects (dollars in thousands) for the three and nine month periods ended September 30, 2003 and 2002 are as follows:


                                                                  Three months            Nine months
                                                              -------------------     -------------------
                                                              9/30/03     9/30/02     9/30/03     9/30/02
                                                              -------     -------     -------     -------

Unrealized holding gains (losses) on available-for
 sale securities                                               $(467)     $189         $155        $ 323
Reclassification adjustment for (gains) losses realized
 in income                                                         -         -            -            -
                                                               -----      ----         ----        -----
Net unrealized gains (losses)                                   (467)      189          155          323
Tax effect                                                      (159)      (64)         (53)        (110)
                                                               -----      ----         ----        -----
Net of tax amount                                              $(308)     $125         $102        $ 213
                                                               =====      ====         ====        =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

                                   GENERAL

The following discussion and analysis provides information regarding Union Bankshares, Inc.'s (the Company's) financial position as of September 30, 2003 and as of December 31, 2002, and its results of operations for the three months and nine months ended September 30, 2003 and 2002. This discussion should be read in conjunction with (1) the information in this document under Financial Statements and related notes and with other financial data appearing elsewhere in this report and (2) the Company's
2002 Annual Report to Shareholders, 2002 Annual Report on Form 10-K, and current reports on Form 8-K. In the opinion of the Company's management, the interim unaudited data reflects all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the Company's consolidated financial position and results of operations for the interim period. Management is not aware of the occurrence of any events after September 30, 2003, which would materially affect the information presented.

On May 16, 2003, the two subsidiaries (Union Bank and Citizens Savings Bank and Trust Company) of Union Bankshares, Inc. were successfully merged together with the surviving, state chartered bank being Union Bank headquartered in Morrisville, Vermont.

On July 16, 2003, the Board of Directors of Union Bankshares, Inc. declared a three-for-two stock split effected in the form of a 50% stock dividend to shareholders of record on July 26, 2003, payable on August 8, 2003. The stock split resulted in the issuance of 1,515,231 additional shares of the Company's common stock net of fractional shares settled in cash. In the discussion below, September 30, 2003 information relating to shareholders' equity, as well as all current period and 2002 comparative period information relating to earnings per share, weighted average number of common shares outstanding and dividends declared per share have been adjusted to give retroactive effect to the stock split.

Union Bankshares' common stock was listed on the American Stock Exchange on July 13, 2000 with an opening price of $15.125 (pre-split) and it closed on September 30, 2003 at $29.85 and on November 7, 2003 at $27.49.

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

                            RESULTS OF OPERATIONS

The Company's net income for the quarter ended September 30, 2003 was $1.36 million, compared with net income of $1.40 million for the third quarter of 2002. Net income per share was $.30 for the third quarter of 2003 compared to $.31 for the same quarter of 2002.

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


                                                             Three months ended September 30,
                                                          2003                               2002
                                            -------------------------------    -------------------------------
                                                        Interest    Average                Interest    Average
                                            Average      Earned/     Yield/    Average      Earned/     Yield/
                                            Balance       Paid        Rate     Balance       Paid        Rate
                                            -------     --------    -------    -------     --------    -------
                                                                  (dollars in thousands)

Average Assets:
  Federal funds sold and
   overnight deposits                       $  6,890     $   14      0.83%     $  7,633     $   30      1.55%
  Interest bearing deposits in banks           4,386         37      3.42%        3,854         48      4.93%
  Investments (1), (2)                        36,894        436      4.99%       46,570        642      5.75%
  Loans, net (1), (3)                        269,130      4,594      6.83%      256,558      4,863      7.59%
                                            --------     ------      ----      --------     ------      ----
Total interest-earning assets (1)            317,300      5,081      6.44%      314,615      5,583      7.14%

Cash and due from banks                       17,872                             12,655
Premises and equipment                         4,540                              4,808
Other assets                                   6,724                              8,824
                                            --------                           --------
      Total assets                          $346,436                           $340,902
                                            ========                           ========

Average Liabilities and
 Stockholders' Equity:
  Now accounts                              $ 43,670     $   53      0.48%     $ 39,082     $  105      1.07%
  Savings and money market accounts          108,545        232      0.85%      106,379        426      1.59%
  Certificates of deposit                     99,700        607      2.41%      104,150        897      3.42%
  Borrowed funds                               7,794         86      4.38%       11,761        118      3.94%
                                            --------     ------      ----      --------     ------      ----
      Total interest-bearing liabilities     259,709        978      1.49%      261,372      1,546      2.34%

Non-interest bearing deposits                 44,026                             39,088
Other liabilities                              3,757                              3,534
                                            --------                           --------
      Total liabilities                      307,492                            303,994

Stockholders' equity                          38,944                             36,908
                                            --------                           --------
      Total liabilities and
       stockholders' equity                 $346,436                           $340,902
                                            ========                           ========
Net interest income                                      $4,103                             $4,037
                                                         ======                             ======
Net interest spread (1)                                              4.95%                              4.80%
                                                                     ====                               ====
Net interest margin (1)                                              5.22%                              5.19%
                                                                     ====                               ====

<F1>  Average yield reported on a tax-equivalent basis.
<F2>  The average balance of investments is calculated on the amortized cost basis.
<F3>  Includes loans held for sale and is net of unearned income and allowance for loan losses.


                                                             Nine months ended September 30,
                                                          2003                               2002
                                            -------------------------------    -------------------------------
                                                        Interest    Average                Interest    Average
                                            Average      Earned/     Yield/    Average      Earned/     Yield/
                                            Balance       Paid        Rate     Balance       Paid        Rate
                                            -------     --------    -------    -------     --------    -------
                                                                  (dollars in thousands)

Average Assets:
  Federal funds sold and
   overnight deposits                       $  8,402     $    62     0.99%     $  7,093     $    84     1.58%
  Interest bearing deposits in banks           4,719         130     3.69%        4,126         150     4.87%
  Investments (1), (2)                        40,155       1,443     5.06%       46,679       1,991     5.92%
  Loans, net (1), (3)                        260,542      13,696     7.09%      251,439      14,423     7.74%
                                            --------     -------     ----      --------     -------     ----
Total interest-earning assets (1)            313,818      15,331     6.62%      309,337      16,648     7.29%

Cash and due from banks                       15,713                             12,667
Premises and equipment                         4,582                              4,641
Other assets                                   7,184                              8,876
                                            --------                           --------
      Total assets                          $341,297                           $335,521
                                            ========                           ========
Average Liabilities and
 Stockholders' Equity:
  Now accounts                              $ 42,128     $   175     0.55%     $ 37,333     $   317     1.13%
  Savings and money market accounts          107,749         798     0.99%      104,746       1,340     1.71%
  Certificates of deposit                    100,275       2,058     2.74%      102,939       2,859     3.71%
  Borrowed funds                               7,612         258     4.54%       12,567         378     3.99%
                                            --------     -------     ----      --------     -------     ----
      Total interest-bearing liabilities     257,764       3,289     1.71%      257,585       4,894     2.54%

Non-interest bearing deposits                 40,902                             37,325
Other liabilities                              3,818                              3,719
                                            --------                           --------
      Total liabilities                      302,484                            298,629

Stockholders' equity                          38,813                             36,892
                                            --------                           --------
      Total liabilities and
       stockholders' equity                 $341,297                           $335,521
                                            ========                           ========
Net interest income                                      $12,042                            $11,754
                                                         =======                            =======
Net interest spread (1)                                              4.91%                              4.75%
                                                                     ====                               ====
Net interest margin (1)                                              5.22%                              5.17%
                                                                     ====                               ====

<F1>  Average yield reported on a tax-equivalent basis.
<F2>  The average balance of investments is calculated on the amortized cost basis.
<F3>  Includes loans held for sale and is net of unearned income and allowance for loan losses.

The Company's net interest income increased by $66 thousand, or 1.6%, to $4.10 million for the three months ended September 30, 2003, from $4.04 million for the three months ended September 30, 2002. The net interest spread increased by 15 basis points to 4.95% for the three months ended September 30, 2003, from 4.80% for the three months ended September 30, 2002 as interest rates paid on most liabilities and earned on most assets moved downward in response to earlier decreases in the prime rate. The net interest margin for the 2003 period increased 3 basis points to 5.22% from the 2002 period at 5.19%. A decrease in the prime rate is not necessarily beneficial to the Company in the near term, see Management's Discussion and Analysis "Other Financial Considerations - Market Risk and Asset and Liability Management."

The Company's net interest income year to date was $12.0 million compared to the prior year of $11.7 million or an increase of 2.5% between the two years. This increase was due to the increase in average interest earning assets to $314 million for 2003 from $309 million for 2002 partially offset by the decrease in yield from 7.29% to 6.62%. And, while average interest bearing liabilities only grew $179 thousand, the rate paid dropped from 2.54% to 1.71% between years. The net interest spread increased by 16 basis points to 4.91% for the nine months ended September 30, 2003 from 4.75% for the nine months ended September 30, 2002. The net interest margin for the 2003 period increased to 5.22% from 5.17% for the 2002 period or an increase of 5 basis points.

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


                                               Three Months Ended September 30, 2003 Compared
                                                  to Three Months Ended September 30, 2002
                                                    Increase/(Decrease) Due to Change In
                                               ----------------------------------------------
                                                         Volume     Rate       Net
                                                         ------     ----       ---
                                                           (dollars in thousands)

Interest-earning assets:
  Federal funds sold and overnight deposits              $  (3)    $ (13)    $ (16)
  Interest bearing deposits in banks                         7       (18)      (11)
  Investments                                             (136)      (70)     (206)
  Loans, net                                               244      (513)     (269)
                                                         -----     -----     -----
      Total interest-earning assets                        112      (614)     (502)

Interest-bearing liabilities:
  Now accounts                                              12       (64)      (52)
  Savings and money market accounts                          8      (202)     (194)
  Certificates of deposit                                  (35)     (255)     (290)
  Borrowed funds                                           (40)        8       (32)
                                                         -----     -----     -----
      Total interest-bearing liabilities                   (55)     (513)     (568)
                                                         -----     -----     -----
Net change in net interest income                        $ 167     $(101)    $  66
                                                         =====     =====     =====


                                               Nine Months Ended September 30, 2003 Compared
                                                  to Nine Months Ended September 30, 2002
                                                    Increase/(Decrease) Due to Change In
                                               ---------------------------------------------
                                                       Volume      Rate         Net
                                                       ------      ----         ---
                                                           (dollars in thousands)

Interest-earning assets:
  Federal funds sold and overnight deposits            $  15     $   (37)    $   (22)
  Interest bearing deposits in banks                      22         (42)        (20)
  Investments                                           (290)       (258)       (548)
  Loans, net                                             533      (1,260)       (727)
                                                       -----     -------     -------
      Total interest-earning assets                      280      (1,597)     (1,317)

Interest-bearing liabilities:
  Now accounts                                            41        (183)       (142)
  Savings and money market accounts                       38        (580)       (542)
  Certificates of deposit                                (74)       (727)       (801)
  Borrowed funds                                        (150)         30        (120)
                                                       -----     -------     -------
      Total interest-bearing liabilities                (145)     (1,460)     (1,605)
                                                       -----     -------     -------
Net change in net interest income                      $ 425     $  (137)    $   288
                                                       =====     =======     =======

Quarter Ended September 30, 2003 compared to Quarter Ended September 30, 2002.

Interest and Dividend Income. The Company's interest and dividend income decreased by $502 thousand, or 9.0%, to $5.1 million for the three months ended September 30, 2003, from $5.6 million for the three months ended September 30, 2002 reflecting the low interest rate environment. Average earning assets increased by $2.7 million, or .9%, to $317.3 million for the three months ended September 30, 2003, from $314.6 million for the three months ended September 30, 2002. Average loans approximated $269.1 million for the three months ended September 30, 2003 up from $256.6 million for the three months ended September 30, 2002. Construction loans grew by $6.2 million or 62.6%, which reflects favorably on local economic conditions since the Company does not invest in properties built on "spec". In addition, there was an $8.2 million or 6.4% increase in commercial and commercial real estate loans and a $3.9 million or 32.7% increase in loans to municipalities.

The average balance of investment securities (including mortgage-backed securities) decreased by $9.7 million, or 20.8%, to $36.9 million for the three months ended September 30, 2003, from $46.6 million for the three months ended September 30, 2002. The average level of federal funds sold and overnight deposits decreased by $.7 million or 9.7%, to $6.9 million for the three months ended September 30, 2003, from $7.6 million for the three months ended September 30, 2002. The average balance in interest bearing deposits in banks increased by $.5 million to $4.4 million from $3.9 million, or a 13.8% increase. The net decrease in the investment portfolio, federal funds sold and interest bearing deposits in banks of $9.9 million during 2003 reflects the continuing growth in our loan portfolio. Interest income from non-loan instruments was $487 thousand for 2003 and $720 thousand for 2002 reflecting the decrease in yields and the overall decrease in volume.

Interest Expense. The Company's interest expense decreased by $569 thousand, or 36.8%, to $1.0 million for the three months ended September 30, 2003 from $1.5 million for the three months ended September 30, 2002 reflecting the low interest rate environment. Average interest-bearing liabilities decreased by $1.7 million, or .6%, to $259.7 million for the three months ended September 30, 2003, from $261.4 million for the three months ended September 30, 2002. Average time deposits were $99.7 million for the three months ended September 30, 2003 and $104.2 million for the three months ended September 30, 2002, or a decrease of 4.3%. The average balances for money market and savings accounts increased by $2.2 million, or 2.0% to $108.5 million for the three months ended September 30, 2003, from $106.4 million for the three months ended September 30, 2002. The 11.7% increase in Now accounts brought the average balance up to $43.7 million from $39.1 million. Management believes that customers have maintained very liquid positions during the last 2 years as they anticipate interest rates paid on deposit instruments will rise.

The average balance on funds borrowed has decreased from $11.8 million for the three months ended September 30, 2002 to $7.8 million for the three months ended September 30, 2003 as the Company paid off $3.5 million of high rate advances in late 2002, took down $1.2 million in a new amortizing advance in May 2003, and has continued to pay down amortizing Federal Home Loan Bank advances.

Noninterest Income. The Company's noninterest income decreased $158 thousand, or 16.0%, to $828 thousand for the three months ended September 30, 2003 from $986 thousand for the three months ended September 30, 2002. Trust department income increased to $40 thousand for the three months of 2003 from $7 thousand in the same period of 2002. Gain on Sale of Loans decreased $182 thousand to $90 thousand for 2003 from $272 thousand for 2002 as interest rates rose during the quarter which resulted in less gains on real estate loans sold during 2003 and the 2002 results included a $92 thousand gain on the sale of commercial loans that was not repeated in 2003. Service fees (sources of which include, among others, deposit and loan servicing fees, ATM fees, and safe deposit fees) increased by $5 thousand, or .8%, to $652 thousand for the three months ended September 30, 2003, from $647 thousand for the three months ended September 30, 2002. Other income in 2003 is $46 thousand down from $60 thousand in 2002 mainly due to the non-reoccurrence of a gain on the sale of OREO during the 3rd quarter of 2002.

Noninterest Expense. The Company's noninterest expense was flat at $3 million for the three months ended September 30, 2003 and 2002. Salaries and wages remained flat at $1.3 million for the three months ended September 30, 2003 and 2002. Pension and employee benefits increased $125 thousand, or 32.8%, to $506 thousand for the three months ended September 30, 2003, from $381 thousand for the three months ended September 30, 2002 mainly due to a $130 thousand increase in retirement plan costs, mainly the defined benefit pension plan as a result of low interest rates and the market environment for investments. Net occupancy expense dropped 9.7% or $16 thousand to $149 thousand for the quarter ending September 30, 2003 from $165 thousand for the third quarter of 2002. Equipment expense dropped $8 thousand or 3.4% to $224 thousand for 2003 from $232 thousand for 2002. Net operation of other real estate owned was $34 thousand for the three months ended September 30, 2003 compared to $164 thousand for the same period in 2002, as a large commercial property was acquired during the second quarter of 2002 and land foreclosed on during the third quarter of 2002 required funds to make it saleable. Both properties have subsequently been sold. Other operating expenses were $754 thousand for the three months ending September 30, 2003 compared to $725 thousand for the same period in 2002. The increase of $29 thousand, or 4.0%, is mainly due to the cost of the additional listing fee to the American Stock Exchange necessitated by the stock split.

Income Tax Expense. The Company's income tax expense increased by $8 thousand, or 1.4%, to $574 thousand for the three months ended September 30, 2003, from $566 thousand for the comparable period of 2002.

Year to Date September 30, 2003 compared to Year to Date September 30, 2002.

Interest and Dividend Income. The Company's interest and dividend income decreased by $1.3 million, or 8.0%, to $15.3 million for the nine months ended September 30, 2003, from $16.6 million for the nine months ended September 30, 2002 reflecting the low interest rate environment. Average earning assets increased by $4.5 million, or 1.4%, to $313.8 million for the nine months ended September 30, 2003, from $309.3 million for the nine months ended September 30, 2002. Average loans approximated $260.5 million for the nine months ended September 30, 2003 up from $251.4 million for the nine months ended September 30, 2002. The $6.3 million or 6.0% increase in commercial real estate loans, the $2.8 million or 24.7% increase in municipal loans and the growth of residential construction loans 39.2% from $9.7 million to $13.5 million was partially offset by the $1.5 million or 15.0% decrease in personal loans and the $2.5 million or 3.0% decrease in residential mortgage loans which was caused by the sale of $19.1 million in 2003 compared to $9.4 million during 2002 as we managed our loan portfolio's interest rate risk. The local economy continues to support both residential and commercial growth in 2003.

The average balance of investment securities (including mortgage-backed securities) decreased by $6.5 million, or 14.0%, to $40.2 million for the nine months ended September 30, 2003, from $46.7 million for the nine months ended September 30, 2002. The average level of federal funds sold and overnight deposits increased by $1.3 million or 18.4%, to $8.4 million for the nine months ended September 30, 2003, from $7.1 million for the nine months ended September 30, 2002. The average balance in interest bearing deposits in banks increased by $.6 million to $4.7 million from $4.1 million, or 14.4% increase. The net decrease in the investment portfolio, federal funds sold and interest bearing deposits in banks during 2003 reflects the continuing growth in our loan portfolio. Interest income from non-loan instruments was $1.6 million for 2003 and $2.2 million for 2002 reflecting the decrease in yields and the overall decrease in volume.

Interest Expense. The Company's interest expense decreased by $1.6 million, or 32.8%, to $3.3 million for the nine months ended September 30, 2003 from $4.9 million for the nine months ended September 30, 2002 reflecting the low interest rate environment. Average interest-bearing liabilities were stable at $257.8 million for the nine months ended September 30, 2003, from $257.6 million for the nine months ended September 30, 2002. Average time deposits were $100.3 million for the nine months ended September 30, 2003 and $102.9 million for the nine months ended September 30, 2002, or a decrease of 2.6%. The average balances for money market and savings accounts increased by $3.0 million, or 2.9% to $107.7 million for the nine months ended September 30, 2003, from $104.7 million for the nine months ended September 30, 2002. The 12.8% increase in NOW accounts brought the average balance up to $42.1 million from $37.3 million. Management believes that customers have maintained very liquid positions during the last 2 years as they anticipate interest rates paid on deposit instruments will rise.

The average balance on funds borrowed has decreased from $12.6 million for the nine months ended September 30, 2002 to $7.6 million for the nine months ended September 30 2003 as the Company paid off $3.5 million of high rate advances in late 2002, took down $1.2 million in a new amortizing advance in May 2003, and has continued to pay down amortizing Federal Home Loan Bank Advances.

Noninterest Income. The Company's noninterest income increased $40 thousand, or 1.6%, to $2.53 million for the nine months ended September 30, 2003 from $2.49 million for the nine months ended September 30, 2002. The results for the period reflected a net gain of $317 thousand from the sale of loans compared to a gain of $308 thousand from sales during 2002. Trust department income decreased to $120 thousand for the nine months of 2003 from $123 thousand in the same period of 2002. Service fees (sources of which include, among others, deposit and loan servicing fees, ATM fees, and safe deposit fees) increased by $133 thousand, or 7.2%, to $1.97 million for the nine months ended September 30, 2003, from $1.84 million for the nine months ended September 30, 2002. Other income in 2003 was $123 thousand, down 45.3% from $225 thousand in 2002. The decrease reflects a $40 thousand decrease between years in net servicing rights and a decrease of $30 thousand in income from the cash surrender value of life insurance.

Noninterest Expense. The Company's noninterest expense increased $258 thousand, or 2.9%, to $9.1 million for the nine months ended September 30, 2003, from $8.9 million for the nine months ended September 30, 2002. Salaries increased $226 thousand, or 5.9%, to $4.1 million for the nine months ended September 30, 2003, from $3.8 million for the nine months ended September 30, 2002, reflecting normal salary activity and an $186 thousand non-recurring accrual for separation or reduction in force agreements with four former employees at Citizens. Pension and employee benefits increased $203 thousand, or 16.5%, to $1.4 million for the nine months ended September 30, 2003, from $1.2 million for the nine months ended September 30, 2002 mainly due to an $185 thousand increase in retirement plan costs due mainly to the increasing cost of the defined benefit pension plan and a $12 thousand increase in payroll taxes principally attributable to the non-recurring accrual for separation agreements. Net occupancy expense increased $14 thousand, or 2.8%, to $506 thousand for the nine months ended September 30, 2003, from $492 thousand for the nine months ended September 30, 2002 due mainly to the addition and renovation of some administration space in Morrisville and the new Fairfax branch location. Equipment expense increased $23 thousand or 3.5% to $671 thousand for the nine months ended September 30, 2003, from $648 thousand for the same period in 2002 due mainly to the increase in depreciation expense as older equipment has been replaced. Net operation of other real estate owned was $113 thousand for the nine months ended September 30, 2003 compared to $497 thousand for the same period in 2002, as two large commercial properties owned in 2002 were sold and a land parcel foreclosed on in 2002 that required funds to make it saleable was also sold. Other operating expenses were $2.4 million for the first nine months of 2003 compared to $2.2 million for the same period in 2002. The increase of $176 thousand, or 8.0%, is mainly due to merger related expenses of the subsidiaries, the cost of the additional listing fee to the American Stock Exchange necessitated by the stock split and employment costs related to strengthening middle management.

Income Tax Expense. The Company's income tax expense increased by $114 thousand, or 8.0%, to $1.5 million for the nine months ended September 30, 2003, from $1.4 million for the comparable period of 2002, mainly due to increased income from taxable income sources partially offset by a lower effective tax rate because of increased tax-exempt income resulting from the growth in our municipal loan portfolio.

                             FINANCIAL CONDITION

At September 30, 2003, the Company had total consolidated assets of $353.1 million, including net loans and loans held for sale of $273.3 million, deposits of $301.3 million and stockholders' equity of $40.4 million. Based on the most recent information published by the Vermont Banking Commissioner, in terms of total assets at December 31, 2002, Union Bank ranked as the 7th largest institution of the 20 commercial banks and savings institutions headquartered in Vermont and Citizens ranked as 17th. If the two banks had been merged as of December 2002, the combined bank would have ranked as the fourth largest institution.

The Company's total assets increased by $9.6 million or 2.8% to $353.1 million at September 30, 2003 from $343.5 million at December 31, 2002. Total net loans and loans held for sale increased by $20.3 million or 8.0% to $273.3 million or 77.4% of total assets at September 30, 2003 as compared to $253.0 million or 73.7% of total assets at December 31, 2002. Cash and cash equivalents, including federal funds sold and overnight deposits, decreased $1.2 million or 4.9% to $24.5 million at September 30, 2003 from $25.7 million at December 31, 2002.

Securities available for sale decreased from $45.8 million at December 31, 2002 to $38.3 million at September 30, 2003, a $7.5 million or 16.3% decrease. Securities maturing have been utilized to fund loan demand.

Deposits increased $8.3 million or 2.8% to $301.3 million at September 30, 2003 from $293.0 million at December 31, 2002 mainly in noninterest bearing deposits. Total borrowings increased $98 thousand to $7.6 million at September 30, 2003 from $7.5 million at December 31, 2002 as the Company drew down $1.2 million in additional funds from the Federal Home Loan Bank of Boston, which was partially off-set by the pay downs of amortizing Federal Home Loan Bank advances.

Loan Portfolio. The Company's loan portfolio (including loans held for sale) primarily consists of adjustable- and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. As of September 30, 2003, the gross loan portfolio totaled $276.6 million, or 78.3%, of assets. Gross loans and loans held for sale have increased $20.4 million or 8.0% since December 31, 2002. An increase of $14.0 million or 16.2% in commercial real estate loans, an increase in residential real estate loans held for sale of $6.6 million or 38.6%, and an increase of $4.3 million or 33.3% in municipal loans was partially offset by a $1.2 million or 10.9% decrease in consumer loans, a decrease of $1.6 million or 1.5% in residential real estate loans not held for sale and a $1.7 million or 8.4% drop in commercial loans. The following table shows information on the composition of the Company's loan portfolio (dollars in thousands) as of September 30, 2003 and December 31, 2002:


Loan Type                                       September 30, 2003     December 31, 2002
---------                                       ------------------    ------------------

Real estate                                     $107,749     39.0%    $109,347     42.7%
Commercial real estate                           100,062     36.2%      86,081     33.6%
Commercial                                        18,253      6.6%      19,919      7.8%
Consumer                                           9,586      3.4%      10,758      4.2%
Municipal loans                                   17,151      6.2%      12,869      5.0%
Loans held for sale                               23,759      8.6%      17,139      6.7%
                                                --------    -----     --------    -----
      Total loans                                276,560    100.0%     256,113    100.0%

Deduct:
Allowance for loan losses                          3,032                 2,908
Net deferred loan fees, premiums & discounts         214                   206
                                                --------              --------
                                                $273,314              $252,999
                                                ========              ========

The Bank originates and sells residential mortgages into the secondary market, with most such sales made to the Federal Home Loan Mortgage Corporation (FHLMC) and the Vermont Housing Finance Agency (VHFA). The Company services a $163.9 million residential mortgage portfolio, approximately $56.2 million of which is serviced for unaffiliated third parties at September 30, 2003. Additionally, the Company originates commercial real estate and commercial loans under various SBA programs that provide an agency guarantee for a portion of the loan amount. The Company occasionally sells the guaranteed portion of the loan to other financial concerns and will retain servicing rights, which generates fee income. The Company serviced $12.0 million of commercial and commercial real estate loans for unaffiliated third parties as of September 30, 2003. The Company capitalizes servicing rights on these fees and recognizes gains and losses on the sale of the principal portion of these notes as they occur. The unamortized balance of servicing rights on loans sold with servicing retained was not material at September 30, 2003.

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

Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Loans are designated as nonaccrual when reasonable doubt exists as to the full collection of interest and principal. Normally, when a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of interest and principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. The Company had loans on nonaccrual status totaling $1.05 million at September 30, 2003, $1.5 million at December 31, 2002 and $1.3 million at September 30, 2002. The aggregate interest income not recognized on such nonaccrual loans amounted to approximately $411 thousand and $325 thousand as of September 30, 2003 and 2002, respectively and $316 thousand as of December 31, 2002.

The Company had $1.4 million and $1.5 million in loans past due 90 days or more and still accruing at September 30, 2003 and December 31, 2002, respectively. In addition, at September 30, 2003 the Company had internally classified certain loans totaling $1.8 million. In management's view, such loans represent a higher degree of risk and could become nonperforming loans in the future. While still on a performing status, in accordance with the Company's credit policy, loans are internally classified when a review indicates any of the following conditions makes the likelihood of collection uncertain:

      *  the financial condition of the borrower is unsatisfactory;
      *  repayment terms have not been met;
      * the borrower has sustained losses that are sizable, either in absolute terms or relative to net worth;
      *  confidence is diminished;
      *  loan covenants have been violated;
      *  collateral is inadequate; or
      *  other unfavorable factors are present.

At September 30, 2003, the Company had acquired by foreclosure or through in-substance foreclosure real estate worth $126 thousand, consisting of two commercial properties and one piece of undeveloped land. The balance at December 31, 2002 was $784 thousand.

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

For the quarter ended September 30, 2003, the methodology used to determine the provision for loan losses was unchanged from the prior year. The composition of the Company's loan portfolio remained relatively unchanged from December 31, 2002 and there was no material change in the lending programs or terms during the quarter.

The following table reflects activity (dollars in thousands) in the allowance for loan losses for the three and nine months ended September 30, 2003 and 2002:


                                      Three Months Ended, September 30,    Nine Months Ended, September 30,
                                      ---------------------------------    --------------------------------
                                               2003      2002                       2003      2002
                                               ----      ----                       ----      ----

Balance at the beginning of period            $2,993    $2,834                     $2,908    $2,801
Charge-offs:
  Real Estate                                      0         6                         17         6
  Commercial                                       0        16                         10        63
  Consumer and other                               7        19                         43        67
                                              ------    ------                     ------    ------
      Total charge-offs                            7        41                         70       136
                                              ------    ------                     ------    ------

Recoveries:
  Real Estate                                      1         1                          2         7
  Commercial                                       1         1                         26        11
  Consumer and other                              14        20                         52        42
                                              ------    ------                     ------    ------
      Total recoveries                            16        22                         80        60
                                              ------    ------                     ------    ------
Net (charge-offs) recoveries                       9       (19)                        10       (76)
Provision for loan losses                         30       105                        114       195
                                              ------    ------                     ------    ------
Balance at end of period                      $3,032    $2,920                     $3,032    $2,920
                                              ======    ======                     ======    ======

The following table shows the breakdown of the Company's allowance for loan loss by category of loan (dollars in thousands) and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:


                               September 30, 2003    December 31, 2002
                               ------------------    -----------------
                               Amount     Percent    Amount    Percent
                               ------     -------    ------    -------

Real Estate
  Residential                  $  637      36.5%     $  580     39.2%
  Commercial                    1,552      39.3%      1,428     35.6%
  Construction                    186       6.7%        144      5.6%
Other Loans
  Commercial                      350       6.6%        412      8.7%
  Consumer installment            149       3.5%        208      4.3%
  Home equity loans                25       1.2%         28      1.5%
  Municipal, Other and
   Unallocated                   133        6.2%        108      5.1%
                              ------      -----      ------    -----
      Total                   $3,032      100.0%     $2,908    100.0%
                              ======      =====      ======    =====
Ratio of Net Charge Offs to
 Average Loans (1)                         0.00%                0.11%
                                          -----                -----
Ratio of Allowance for Loan
 Losses to Average Loans                   1.26%                1.23%
                                          -----                -----

<F1>  Annualized

Management of the Company believes that the allowance for loan losses at September 30, 2003 is adequate to cover losses inherent in the Company's loan portfolio as of such date. However there can be no assurance that the Company will not sustain losses in future periods, which could be greater than the size of the allowance at September 30, 2003. See CRITICAL ACCOUNTING POLICIES

While the Company recognizes that the current economic slowdown may adversely impact its borrowers' financial performance and ultimately their ability to repay their loans, management continues to be cautiously optimistic about the key credit indicators from the Company's loan portfolio.

Investment Activities At September 30, 2003, the reported value of investment securities available-for-sale was $38.3 million or 10.9% of its assets. The Company had no securities classified as held-to-maturity or trading securities. The reported value of securities available-for-sale at September 30, 2003, reflects a positive valuation adjustment of $1.2 million. The offset of this adjustment, net of income tax effect, was a $.8 million increase in the Company's other comprehensive income component of stockholders' equity and a decrease in net deferred tax assets of $.4 million.

Deposits. The following table shows information concerning the Company's average deposits (dollars in thousands) by account type, and the weighted average nominal rates at which interest was paid on such deposits for the period ending September 30, 2003 and December 31, 2002:


                                   Nine Months Ended, September 30,        Year Ended December 31,
                                                 2003                               2002
                                   --------------------------------    ------------------------------
                                               Percent                            Percent
                                   Average     Of Total     Average    Average    of Total    Average
                                    Amount     Deposits      Rate       Amount    Deposits     Rate
                                   -------     --------     -------    -------    --------    -------

Non-certificate deposits:
  Demand deposits                  $ 40,902       14.1%                $ 37,932      13.3%
  Now accounts                       42,128       14.5%      0.55%       39,143      13.7%    1.07%
  Money Markets                      63,467       21.8%      1.10%       66,562      23.3%    1.85%
  Savings                            44,282       15.2%      0.83%       39,296      13.7%    1.27%
                                   --------     ------                 --------    ------
Total non-certificate deposits:     190,779       65.6%                 182,933      64.0%
                                   --------     ------                 --------    ------

Certificates of deposit:
  Less than $100,000                 75,824       26.0%      2.74%       75,021      26.3%    3.18%
  $100,000 and over                  24,451        8.4%      2.73%       27,736       9.7%    4.71%
                                   --------     ------                 --------    ------
Total certificates of deposit       100,275       34.4%                 102,757      36.0%
                                   --------     ------                 --------    ------

Total deposits                     $291,054     100.00%      1.62%     $285,690    100.00%    2.05%
                                   ========     ======       ====      ========    ======     ====

The following table sets forth information regarding the amounts of the Company's certificates of deposit in amounts of $100,000 or more at September 30, 2003 and December 31, 2002 that mature during the periods indicated:


                   September 30, 2003    December 31, 2002
                   ------------------    -----------------
                            (dollars in thousands)

Within 3 months          $ 8,568              $ 9,629
3 to 6 months              5,140               13,090
6 to 12 months             8,332                3,113
Over 12 months             4,970                4,217
                         -------              -------
                         $27,010              $30,049
                         =======              =======

Borrowings. Borrowings from the Federal Home Loan Bank of Boston were $7.6 million at September 30, 2003 at a weighted average rate of 4.38%. Borrowings from the Federal Home Loan Bank of Boston were $7.5 million at December 31, 2002 at a weighted average rate of 4.62%. The change between year end 2002 and the end of the third quarter of 2003 is a net increase of $98 thousand which consisted of new borrowings of $1.2 million partially off-set by pay downs of amortizing advances and maturities of term advances.

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

Our interest rate sensitivity analysis (simulation) as of December 2002 for a flat rate environment projected a Net Interest Income of $12.1 million for the first nine months of 2003 compared to actual results of $12.0 million where the prime rate dropped 25 basis points from 4.25% to 4% on June 27, 2003. We saw some recovery in long term rates during the third quarter even though short term rates including prime stayed stable. Net income was projected to be $3.5 million in a flat rate environment compared to actual results of $3.8 million. The $262 thousand increase in Net Income from projections is mainly due to the after tax increase in the Gain on Sale of Loans of $189 thousand and $49 thousand in the Net Gain on Mortgage Servicing Rights. Return on Assets was projected to be 1.35% in a flat rate environment and actual results were 1.48%. Return on Equity was projected to be 12.25% in a flat rate environment compared to actual of 13.02%.

The Company generally requires collateral or other security to support financial instruments with credit risk. As of September 30, 2003, the contract or notional amount of financial instruments whose contract or notional amount represents credit risk were as follows rounded to the nearest thousand:


Commitments to extend credit                                  $36,298
Standby letters of credit and commercial letters of credit        814
Credit Card arrangements                                        2,070
Home Equity Lines of Credit                                     4,843
                                                              -------
      Total                                                   $44,025
                                                              =======

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

The following table shows the Company's rate sensitivity analysis as of September 30, 2003:


                                                                       September 30, 2003
                                                                   Cumulative repriced within
                                              3 Months    4 to 12      1 to 3      3 to 5      Over 5
                                              or Less     Months       Years       Years       Years        Total
                                              --------    -------      ------      ------      ------       -----
                                                           (dollars in thousands, by repricing date)

Interest sensitive assets:
  Federal funds sold
   overnight deposits                         $ 2,687     $     0     $     0     $     0     $      0     $  2,687
  Interest bearing deposits                     1,092       1,676       1,270         396            0        4,434
  Investments available for sale (1)            3,680       7,205      13,053       7,841        5,532       37,311
  FHLB Stock                                        0           0           0           0        1,241        1,241
  Loans (fixed and
   adjustable rate) (2)                        59,685      75,122      62,539      44,582       34,418      276,346
                                              -------     -------     -------     -------     --------     --------
      Total interest sensitive assets         $67,144     $84,003     $76,862     $52,819     $ 41,191     $322,019
                                              -------     -------     -------     -------     --------     --------

Interest sensitive liabilities:
  Certificates of deposit                     $24,845     $42,238     $25,123     $ 3,625     $      7     $ 95,838
  Money markets                                 9,409           0           0           0       57,862       67,271
  Regular savings                              11,739           0           0           0       33,893       45,632
  Now accounts                                 20,848           0           0           0       24,068       44,916
  Borrowed funds (3)                              350       1,075       3,045       3,164            0        7,634
                                              -------     -------     -------     -------     --------     --------
      Total interest sensitive liabilities    $67,191     $43,313     $28,168     $ 6,789     $115,830     $261,291
                                              -------     -------     -------     -------     --------     --------

Net interest rate sensitivity gap                 (47)     40,690      48,694      46,030      (74,639)      60,728
Cumulative net interest rate
 sensitivity gap                                  (47)     40,643      89,337     135,367       60,728
Cumulative net interest rate
 sensitivity gap as a
 percentage of total assets                    (00.01)%     11.51%      25.30%      38.34%       17.20%
Cumulative net interest rate sensitivity
 gap as a percentage of total
 interest-earning assets                       (00.01)%     12.62%      27.74%      42.04%       18.86%
Cumulative net interest rate sensitivity
 gap as a percentage of total
 interest-bearing liabilities                  (00.02)%     15.55%      34.19%      51.81%       23.24%

<F1>  Investments available for sale exclude marketable equity securities with a fair value of $1.0 million that may be sold by the Company at any time.
<F2>  Balances shown net of unearned income of $214 thousand.
<F3>  Estimated repayment assumptions considered in Asset/Liability model.

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

The following chart reflects the results of our latest simulation analysis for each of the next two year ends (dollars in thousands) on Net Interest Income, Net Income, Return on Assets, Return on Equity and Capital to Asset Ratio. The projection utilizes a rate shock of 300 basis points from the current prime rate of 4.00%, this is the highest internal slope monitored and shows the best and worse scenarios analyzed. This slope range was determined to be the most relevant during this economic cycle.


                                                            Return    Return
                                                              on        on       Capital
    Year       Prime    Net Interest    Change      Net     Assets    Equity    to Asset
   Ending      Rate        Income          %      Income       %         %        Ratio
   ------      -----    ------------    ------    ------    ------    ------    --------

December-03     7.00       15,736        0.99      5,170     1.49      13.47      10.42
                4.00       15,582        0.00      5,069     1.46      13.20      10.40
                1.00       15,343       (1.53)     4,910     1.42      12.77      10.36

December-04     7.00       18,477       13.94      6,510     1.82      17.13      10.99
                4.00       16,216        0.00      4,995     1.40      13.42      10.58
                1.00       13,077      (19.36)     2,893     0.81       7.99       9.95

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

In addition, as the subsidiary bank is a member of the FHLB, it has access to preapproved lines of credit up to 4.9% of total assets or $17.3 million over and above the term advances already drawn on the lines. Union Bank maintains a $4 million pre-approved Federal Fund line of credit with an upstream correspondent bank and repurchase agreement lines with selected brokerage houses. There were no balances outstanding on September 30, 2003.

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

The Company's management monitors current and projected cash flows and adjusts positions as necessary to maintain adequate levels of liquidity. Although approximately 70.0% of the Company's time deposits will mature within twelve months, management believes, based upon past experience, that the Company will retain a substantial portion of these deposits. Management will continue to offer a competitive but prudent pricing strategy to facilitate retention of such deposits. Any reduction in total deposits could be offset by purchases of federal funds, short-term FHLB borrowings, or liquidation of investment securities or loans held for sale. Such steps could result in an increase in the Company's cost of funds and adversely impact the net interest margin. Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. However, any projections of future cash need and flows are subject to substantial uncertainty. We continually evaluate opportunities to buy/sell securities and loans available for sale, obtain credit facilities from lenders, or restructure our debt for strategic reasons or to further strengthen our financial position.

Capital Resources. Our capital management is designed to maintain an optimum level of capital in a cost-effective structure that: meets our target regulatory ratios; supports our internal assessment of economic capital; funds our business strategies; and builds long-term stockholder value. In support of these goals a three-for-two stock split was declared and effected in the form of a stock dividend payable August 8, 2003. The information presented in the following paragraphs regarding our capital has been retroactively adjusted to reflect the split with the exception of the information regarding the stock repurchase plan.

The total dollar value of the Company's stockholders' equity was $40.4 million at September 30, 2003 reflecting net income of $3.78 million for the first nine months of 2003, less dividends paid of $2.73 million, compared to $39.2 at year end 2002. Union Bankshares, Inc. has 5,000,000 shares of $2.00 par value common stock authorized. As of September 30, 2003, the Company had 4,910,386 shares issued, of which 4,549,438 were outstanding and 360,948 were held in Treasury. Also as of September 30, 2003, there were outstanding employee incentive stock options with respect to 11,550 shares of the Company's common stock, granted pursuant to Union Bankshares' 1998 Incentive Stock Option Plan. Of the 75,000 shares authorized for issuance under the 1998 Plan, 58,200 shares remain available for future option grants.

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

Union Bank and Union Bankshares are subject to various regulatory capital requirements administered by the federal banking agencies. Management believes, as of September 30, 2003 that they both meet all capital adequacy requirements to which they are subject. As of September 30, 2003, the most recent calculations categorize both as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the companies must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. There are no conditions or events since the notification that management believes have changed either company's category.

The Company's actual capital amounts and ratios as of September 30, 2003 are presented in the table:


                                                                Minimums
                                                               To Be Well
                                                                Minimums        Capitalized Under
                                                               For Capital      Prompt Corrective
                                               Actual         Requirements      Action Provisions
                                          ---------------    ---------------    -----------------
                                          Amount    Ratio    Amount    Ratio    Amount      Ratio
                                          ------    -----    ------    -----    ------      -----
                                                           (dollars in thousands)

Total capital to risk weighted assets     $42,554   18.27%   $18,633   8.0%      $23,292    10.0%
Tier I capital to risk weighted assets    $39,599   17.00%   $ 9,317   4.0%      $13,976     6.0%
Tier I capital to average assets          $39,599   11.43%   $13,857   4.0%      N/A        N/A

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

Item 4.  Controls and Procedures.

The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the report date and concluded that those disclosure controls and procedures are effective in alerting them in a timely manner to material information about the Company and its consolidated subsidiary required to be disclosed in the Company's periodic reports filed with the Securities and Exchange Commission. While the Company believes that its existing disclosure controls and procedures have been effective to accomplish these objectives, the Company intends to continue to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

There were no changes during the Company's last fiscal quarter in the Company's internal control over financial reporting identified in connection with the evaluation referred to above of the Company's disclosure controls and procedures that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Changes in Securities and Use of Proceeds.

On July 16, 2003, the Board of Directors of Union Bankshares, Inc. declared a three-for-two stock split effected in the form of a 50% stock dividend to shareholders of record on July 26, 2003, payable on August 8, 2003. The stock split resulted in the issuance of 1,515,231 additional shares of the Company's common stock net of fractional shares settled in cash. The stock split was exempt from registration as no consideration was paid for the shares.

During the quarter ended September 30, 2003, incentive stock options previously granted pursuant to the Company's 1998 Incentive Stock Option Plan ("Plan") were exercised by two participants, with respect to an aggregate of 3,450 shares, at an aggregate exercise price of $50,600. Also, incentive stock options previously granted for 300 shares were allowed to lapse during the quarter. Participation in the Plan is limited to those senior officers (currently six active participants) selected by the Board of Directors in its discretion. The exercise price of all options granted under the Plan represents the fair market value of the shares on the date of grant. No options were granted under the Plan to date during 2003.

The shares issued to Plan participants upon exercise of incentive stock options have not been registered with the Securities and Exchange Commission. Such shares are restricted securities, issued under statutory exemptions available under the Securities Act of 1933, including Section 4(2) thereof, for offers and sales not involving a public offering.

Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits
      31.1 Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act
      31.2 Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act
      32.1 Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act
      32.2 Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

(b)   Current Reports on Form 8-K
      1.    Third Quarter Report to Shareholders filed on October 31, 2003
      2. Press Release announcing quarterly dividend declaration and third quarter earnings filed on October 17, 2003.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

November 13, 2003                      Union Bankshares, Inc.

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


                                EXHIBIT INDEX

31.1 Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.
31.2 Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.
32.1 Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act.
32.2 Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.