Form 10-K
period 2003-12-31
UNION BANKSHARES INC
filed 2004-03-30
CIK 706863

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-K

          (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003    Commission file number 000-28449


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

         Securities registered pursuant to section 12(b) of the Act:

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes          No   X
                                       -----       -----

The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2003, based on the last closing price on the American Stock Exchange of $30.55 (not restated for the 3-for-2 stock split effective 8/8/04) was $65,714,333. For purposes of this calculation, all directors and executive officers of the Registrant are assumed to be affiliates. Such assumptions, however, shall not be deemed to be an admission of such status as to any such individual.

As of March 17, 2004, there were 4,550,313 shares of the registrant's $2 par value common stock issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Specifically designated portions of the following documents are incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

                             Document                                  Part
                             --------                                  ----

Annual Report to Shareholders for the year ended December 31, 2003    I, II
Proxy Statement for the 2004 Annual Meeting of Shareholders            III

                           UNION BANKSHARES, INC.
                              Table of Contents

Part I
Item 1 -Business                                                            3
Item 2 -Properties                                                          8
Item 3 -Legal Proceedings                                                   9
Item 4 -Submission of Matters to a Vote of Security Holders                 9

Part II
Item 5 -Market for Registrant's Common Equity, Related Stockholder
        Matters and Issuer Purchases of Equity Securities (a)               9
Item 6 -Selected Financial Data                                            10
Item 7 -Management's Discussion and Analysis of Financial Condition
        and Results of Operations (a)                                      11
Item 7A-Quantitative and Qualitative Disclosures about Market Risk (a)     11
Item 8 -Financial Statements and Supplementary Data (a)                    11
Item 9 -Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosures                                          11
Item 9A-Controls and Procedures (a)                                        11

Part III
Item 10-Directors and Executive Officers of Registrant (a) (b)             11
Item 11-Executive Compensation (b)                                         11
Item 12-Security Ownership of Certain Beneficial Owners and
        Management and Related Stockholder Matters (b)                     12
Item 13-Certain Relationships and Related Transactions (b)                 12
Item 14-Principal Accountant Fees and Services (b)                         12

Part IV
Item 15-Exhibits, Financial Statement Schedules and Reports on Form 8-K    12

Signatures                                                                 14
Exhibit Index                                                              15

--------------------
(a) The information required by Part II, Items 5, 7, 7A, 8 and 9A is incorporated herein by reference from the 2003 Annual Report to Shareholders
(b) The information required by Part III Items 10, 11, 12, 13 and 14 is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2004. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to specifically incorporate by reference the information referred to in Items 306(c), 306(d) and 402 (a)(8) and
      (9) of Regulation S-K.

Part I-Item 1 Business

General: Union Bankshares, Inc. (the "Company") is a one-bank holding company whose subsidiary is Union Bank ("Union"). It was incorporated in the State of Vermont in 1982. On May 16, 2003, the two subsidiaries (Union Bank and Citizens Savings Bank and Trust Company [Citizens]) of Union Bankshares, Inc. were successfully merged together with the surviving, state chartered bank being Union Bank headquartered in Morrisville, Vermont. Union Bank was organized and chartered as a State bank in 1891 and became a wholly owned subsidiary of the Company in 1982 upon its formation. Both Union Bankshares, Inc. and Union Bank are headquartered in Morrisville, Vermont.

After the merger of the two subsidiaries the Company had one definable business segment, Union, which is a commercial bank in Northern
Vermont. Union is a community bank that provides a full range of commercial and retail banking services. At December 31, 2003, Union maintained 12 branch offices, a loan production office in Littleton, New Hampshire, 28 ATMs, and also provided many of its services via the phone and the internet. Union has 155 full time equivalent employees. The Company, itself, does not have any paid employees.

The Company's income is derived principally from interest on loans and earnings on other investments. Its primary expenses arise from interest paid on deposits and borrowings and general overhead expenses. The consolidated assets of the Company have grown from $290 million to $357 million over the last five years or 23.1% while our total consolidated deposits have grown from $249 million to $305 million or 22.5% during that same period. Please refer to our schedule of Selected Financial Data, which has been restated for all periods for the pooling of interest acquisition of Citizens in 1999 and the 3 for 2 stock split in 2003, at Item 6 of this annual report for further details.

The deposits of Union are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC") up to legal limits
(generally $100,000 per depositor).

In addition to its commercial banking business, Union offers a full line of personal trust services to its customers. Assets held in fiduciary capacity by Union's trust department are not included in the Company's consolidated balance sheet for financial reporting purposes other than trust cash on deposit with Union Bank.

Competition: The Company and its subsidiary face substantial competition for loans and deposits in their market area from local commercial banks, savings banks, tax-exempt credit unions, and financial services affiliates of bank holding companies, as well as from national financial service providers such as mutual funds, brokerage houses, consumer finance companies and internet banks. The Company anticipates continued strong competition from such financial institutions for the foreseeable future. Within the Company's market area are branches of several commercial and savings banks that are substantially larger than the Company. Union focuses on its community banking niche and on providing convenient hours and modes of delivery to provide superior customer service. In order to compete with the larger financial institutions in its service area, Union uses the flexibility and local autonomy which is accorded by its independent status. This includes an emphasis on personal service, local promotional activity, and personal contacts and community service by Union's officers, directors and employees.

The Company competes for checking, savings, money market accounts and other deposits by offering depositors competitive rates, personal service, local area expertise, convenient locations and access, and an array of financial services and products.

The competition in originating real estate and other loans comes principally from commercial banks, mortgage banking companies and credit unions. The Company competes for loan originations primarily through the interest rates and loan fees it charges, the types of loans it offers, and the efficiency and quality of services it provides. In addition to residential mortgage lending and municipal loans, the Company also emphasizes commercial real estate, construction, and both conventional and Small Business Administration ("SBA") guaranteed commercial lending. Union is a preferred SBA lender. Factors that affect the Company's ability to compete for loans include general and local economic conditions, prevailing interest rates including the "prime" rate, and pricing volatility of the secondary loan markets. The Company attempts to promote an increased level of personal service and expertise within the community to position itself as a lender to small to middle market business and residential customers, which tend to be under-served by larger institutions.

The Company competes for personal trust business with trust companies, commercial banks having trust departments, investment advisory firms, brokerage firms, mutual funds and insurance companies. It is the intention of the Company to continue this business strategy.

Management's operational strategy includes continued evaluation of changing market needs and design and implementation of products and services to meet those needs. The directors and management of the Company intend to continue to offer products and services that will allow the Company to manage responsibly the growth of its assets, while building and enhancing stockholder value and preserve Union Bank's image as a premiere Vermont community bank.

The competitive environment for financial institutions has undergone significant change in recent years and that trend is likely to continue in light of changes in applicable law (see "Financial Services Modernization" below) which permit the integration of the historically separate banking, insurance and securities industries. Tax-exempt credit unions are becoming an increasingly significant source of competition. Credit union common bond requirements and the definition of a credit union "member" have been interpreted liberally by federal and state credit union regulators, allowing greater penetration into traditional banking markets. In February of 2003, the SBA expanded the eligibility of certain lenders programs to include all credit unions. Competitive change is also occurring due to rapid technological advances which increasingly permit the delivery of financial products and services without the need for a physical presence in the market area served and which also are likely to diminish the importance of financial intermediaries, such as banks, in the transfer of funds between parties.

Regulation and Supervision: The following discussion describes certain material elements of an extensive regulatory framework applicable to bank holding companies and their subsidiaries and provides certain information specific to the Company. This regulatory framework is intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole, and not for the protection of security holders. To the extent that this information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions.

As a Vermont-chartered commercial bank, Union is subject to regulation, examination, and supervision by the Vermont Banking Department and the FDIC. Regular examinations of Union by the Vermont Banking Department and the FDIC include examination of the bank's financial condition and operations, including but not limited to its capital adequacy, loan reserves, loans, investments, earnings, liquidity, compliance with laws and regulations, record of performance under the federal Community Reinvestment Act of 1997 ("CRA"), and the performance of its management.

In addition the Company, as a bank holding company, is subject to regulation, examination and supervision by the Federal Reserve Board ("FRB"). The regulations of these authorities govern certain of the operations of the Company and its subsidiary. The following discussion summarizes the material aspects of various federal and state banking laws and regulations that apply to the Company and Union.

The Company is also under the jurisdiction of the Securities and Exchange Commission ("SEC") for matters relating to the offering and sale of its securities as well as investor reporting requirements. The Company's common stock is listed on the American Stock Exchange ("AMEX") under the trading symbol "UNB" and is therefore subject to the rules of AMEX for listed companies.

Bank Holding Company Acquisitions and Activities. As a bank holding company, the Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). Under the BHC Act, the activities of bank holding companies, such as Union Bankshares, and those of companies that they control, such as Union, or in which they hold more than 5% of the voting stock, are limited to banking, managing or controlling banks, furnishing services to or performing services for their subsidiaries, or certain activities that the FRB has determined to be so closely related to banking, managing or controlling banks as to be a proper incident thereto. As described below, a bank holding company that has elected to become a "financial holding company" under the federal Gramm-Leach-Bliley Financial Modernization Act of 1999 ("Gramm-Leach-Bliley Act") may engage in certain additional activities. Bank holding companies such as Union Bankshares that have not elected to become financial holding companies, are required to obtain the prior approval of the FRB to engage in any new activity or to acquire more than 5% of any class of voting stock of any bank or other company. Satisfactory capital ratios, CRA ratings and anti-money laundering policies are generally prerequisites to obtaining Federal regulatory approval to make acquisitions.

The FRB has authority to issue cease and desist orders to prevent or terminate unsafe or unsound banking practices or violations of law or regulations and to assess civil money penalties against bank holding companies and their subsidiaries and other affiliates. The FRB also has the authority to remove officers, directors and other institution-affiliated parties.

Financial Services Modernization. The Gramm-Leach-Bliley Act permits eligible bank holding companies to elect to become financial holding companies and thereby engage in a broader range of financial and other activities than is permitted to bank holding companies generally. Under the Gramm-Leach-Bliley Act, a financial holding company may engage in activities that are "financial in nature," which includes securities underwriting, dealing and market making, sponsoring mutual funds and investment companies, insurance underwriting, merchant banking and additional activities that the FRB, in consultation with the Secretary of the Treasury, determines to be financial in nature, or incident or complementary to such financial activities, provided that such activities do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Gramm-Leach-Bliley Act effectively permits the integration, under a financial holding company umbrella, of firms engaged in banking, insurance and securities activities, and preempts state laws that purport to limit or prohibit such affiliations. No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in permitted activities.

In order to become a financial holding company, all of the bank holding company's bank subsidiaries must be well-capitalized and well-managed under applicable regulatory guidelines, and each of such banks must have been rated "Satisfactory" or better in its most recent evaluation under the federal CRA. Once a bank holding company has elected to be treated as a financial holding company, it may face significant consequences if it subsequently fails to meet one or more of the criteria for eligibility. For example, it may be required to enter into an agreement with the FRB imposing limitations on its operations and requiring divestitures. In addition, the need to maintain eligibility could hamper a financial holding company's ability to expand or to acquire financial institutions that do not meet the required criteria.

As of the date of this report, the Company had not elected to become a financial holding company.

Source of Strength. Under FRB policy, bank holding companies, such as Union Bankshares, are expected to act as a source of financial and management strength to their subsidiary banks, such as Union, and to commit resources to support them. This support may be called for at times when a bank holding company may not have the required resources to do so.

Interstate Banking. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 an adequately capitalized and managed bank holding company is permitted to acquire banks based outside their home states, generally without regard to whether the state's law would permit the acquisition. The Act also authorizes banks to merge across state lines thereby creating interstate branches. In addition, the Act permits banks to acquire existing interstate branches (short of merger) or to establish new interstate branches. States were given the right, exercisable before June
1, 1997, to prohibit altogether or impose certain limitations on interstate mergers and the acquisition or establishment of interstate branches. None of the states contiguous to Vermont (New Hampshire, New York and Massachusetts) has in effect any statute which would substantially impede the ability of a Vermont bank to acquire or create interstate branches directly or through an interstate merger. Similarly, Vermont law does not limit the ability of out-of-state banks to acquire or create branches in Vermont. Although interstate banking and branching may result in increased competitive pressures in the markets in which the Company operates, interstate branching may present competitive opportunities for locally-owned and managed banks, such as Union, that are familiar with the local markets and that emphasize personal service and prompt, local decision-making.

Affiliate Restrictions. Bank holding companies and their affiliates are subject to certain restrictions under the Federal Reserve Act in their dealings with each other, such as in connection with extensions of credit, transfers of assets, and purchase of services among affiliated parties. Generally, loans or extensions of credit, investments or purchases of assets by a subsidiary bank from a bank holding company or its affiliates are limited to 10% of the bank's capital and surplus with respect to each affiliate and to 20% in the aggregate for all affiliates, and borrowings are also subject to certain collateral requirements. These transactions, as well as other transactions between a subsidiary bank and its holding company or other affiliates must generally be on arms-length terms, that is, on terms comparable to those involving nonaffiliated companies. Further, under the Federal Reserve Act and FRB regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in-arrangements in connection with extensions of credit or furnishing of property or services to third parties. The Company and Union are subject to these restrictions in their intercompany transactions.

Bank. The various laws and regulations applicable to Union that are administered by the FDIC and the Vermont Banking Commissioner affect the bank's corporate practices, such as payment of dividends, incurring of debt and acquisition of financial institutions and other companies. These laws also affect its business practices, such as payment of interest on deposits, the charging of interest on loans, privacy issues and the location of offices. There are no outstanding regulatory orders resulting from regulatory examinations of the Company or Union.

Dividend Limitations. As a holding company, Union Bankshares' ability to pay dividends to its stockholders is largely dependent on the ability of its subsidiary to pay dividends to it. Payment of dividends by Vermont-chartered banks, such as Union, is subject to applicable state and federal laws. Under Vermont banking laws, a Vermont-chartered bank may not authorize dividends or other distributions which would reduce the bank's capital below the amount of capital required in the bank's Certificate of General Good or under any capital or surplus standards established by the Vermont Banking Commissioner. Union does not have any capital restrictions in its Certificate of General Good and, to date, the Vermont Banking Commissioner has not adopted capital or surplus standards. Nevertheless, the capital standards established by the FDIC, described below under "Capital Requirements," apply to Union, and the capital standards of the FRB apply to the Company on a consolidated basis. In addition, the FRB, the FDIC and the Vermont Banking Commissioner are authorized under applicable federal and state laws to prohibit payment of dividends that they determine would be an unsafe or unsound practice. Payment of dividends that deplete the capital of a bank or a bank holding company, or render it illiquid, could be found to be an unsafe or unsound practice.

Loans to Related Parties. The Company's and Union's authority to extend credit to its directors, executive officers and 10 percent stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of the Sarbanes-Oxley Act and Regulation O of the FRB thereunder. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based in part, on the amount of the Bank's capital. Under American Stock Exchange (AMEX) guidelines, any related party transaction including loans must be approved by the Company's Audit Committee. Under the Sarbanes-Oxley Act, the Company, itself, may not extend or arrange for any personal loans to its directors and executive officers.

Capital Requirements. The FRB, the FDIC and other federal banking regulators have issued substantially similar risk-based and leverage capital guidelines for United States Banking organizations. Those regulatory agencies are also authorized to require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The FRB's risk-based capital guidelines define a three-tier capital framework and specify three relevant capital ratios: Tier 1 Capital Ratio, a Total Capital Ratio and a "Leverage Ratio." Tier 1 Capital consists of common and qualifying preferred shareholders' equity, less certain intangibles and other adjustments. The remainder (Tier 2 and Tier 3 Capital) consists of subordinate and other qualifying debt, preferred stock that does not qualify as Tier 1 Capital, and the allowance of credit losses up to 1.25% of risk-weighted assets.

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

Federal bank regulatory agencies require banking organizations that engage in significant trading activity to calculate a capital charge for market risk. Significant trading activity means trading activity of at least 10% of total assets or $1 billion, whichever is smaller, calculated on a consolidated basis for bank holding companies. Federal bank regulators may apply the market risk measure to other bank holding companies, as the agency deems necessary or appropriate for safe and sound banking practices. Each agency may exclude organizations that it supervises that otherwise meet the criteria under certain circumstances. The market risk charge will be included in the calculation of an organization's risk-based capital ratio. Neither the Company's nor Union is currently subject to this special capital charge.

FRB policy provides that banking organizations generally, and, in particular, those that are experiencing internal growth or actively making acquisitions, will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets, such as goodwill. Furthermore, the capital guidelines indicate that the FRB will continue to consider a "Tangible Tier 1 Leverage Ratio" in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is calculated by dividing a banking organization's Tier 1 Capital less all intangible assets by its total consolidated quarterly average assets less all intangible assets.

The FRB's capital adequacy guidelines generally provide that bank holding companies with a ratio of intangible assets to tangible Tier 1 Capital in excess of 25% will be subject to close scrutiny for certain purposes, including the FRB's evaluation of acquisition proposals. The Company does not have a material amount of intangibles in its capital base.

Prompt Corrective Action. At December 31, 2003, the Company's consolidated Total and Tier I Risk-Based Capital Ratios were 17.67% and 16.39%, respectively, and its Leverage Capital Ratio was 11.16%, and is considered well-capitalized under the above regulatory guidelines. In addition, Union is considered well-capitalized under such guidelines.

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

Community Reinvestment Act. Union is subject to the federal CRA, which requires banks to demonstrate their commitment to serving the credit needs of low and moderate income residents of their communities. The bank participates in a variety of direct and indirect lending programs and other investments for the benefit of the low and moderate income residents in our communities. The FDIC conducts examinations of insured banks' compliance with CRA requirements and rates institutions as "Outstanding," "Satisfactory," "Needs to Improve," and "Substantial Non-Compliance."
Failure of an institution to receive at least a "Satisfactory" CRA rating could adversely affect its ability to undertake certain activities, such as acquisitions of other financial institutions, which require regulatory approval based, in part, on the institution's record of CRA compliance. In addition, failure of a bank subsidiary to receive at least a "Satisfactory" rating would disqualify a bank holding company from eligibility to become or remain a financial holding company under the Gramm-Leach-Bliley Act.
(See "Financial Modernization" above.) At its last CRA compliance examination by the FDIC, Union received a rating of "Outstanding."

Deposit Insurance Premium Assessments. Under applicable federal laws and regulations, deposit insurance premium assessments to the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") are based on a supervisory risk rating system, with the most favorably rated institutions paying the lowest premiums. The deposits of Union are insured under the BIF. As a "well capitalized" institution, the bank is presently in the most favorable deposit insurance assessment category, and pays the minimum deposit premium assessment.

Brokered Deposits. FDICIA restricts the ability of an FDIC-insured bank to accept brokered deposits unless it is a well-capitalized institution under FDICIA's prompt corrective action guidelines. Although eligible to do so, Union has not accepted brokered deposits.

Consumer Protection Laws. In connection with its lending activities, Union is subject to a variety of federal and state laws designed to protect borrowers and to promote lending to various sectors of the economy and population. In addition to the provisions of the CRA (discussed above), Union is subject to, among other laws, the federal Home Mortgage Disclosure Act, the federal Real Estate Settlement Procedures Act, the federal Truth-in-Lending Act, the federal and Vermont Equal Credit Opportunity Acts, and the federal and Vermont Fair Credit Reporting Acts.

Union is subject to the provisions of Title V of the Gramm-Leach-
Bliley Act, which requires it to notify their consumer customers of its information collection and sharing practices and restrict those practices in certain respects. In addition, the bank is subject to similar but more restrictive, requirements of the Vermont Banking Department. Generally those Vermont requirements prohibit the disclosure of consumer information to nonaffiliated third parties without the express written consent of the consumer, except for disclosures permitted under specified regulatory exceptions.

The deposit taking activities of Union is subject to various federal and state requirements, including those mandating uniform disclosures to depositors with respect to rates of interest, fees and other terms of consumer deposit accounts, and disclosure of their policy on the availability of deposited funds.

Bank Secrecy Act. Union is subject to federal laws establishing certain record keeping, customer identification and reporting requirements pertaining to large cash transactions, sales of travelers checks and other monetary instruments and the international transfer of cash or monetary instruments. New provisions, designed to help combat international terrorism, were added in 2001 to the Bank Secrecy Act by the USA Patriot Act. These provisions require banks to avoid establishing or maintaining correspondent accounts of foreign off-shore banks and banks in jurisdictions that have been found to fall significantly below international anti-money laundering standards. In addition, U.S. banks are prohibited from opening correspondent accounts for off-shore shell banks, defined as banks that have no physical presence and that are not part of a regulated and recognized banking company. The USA Patriot Act requires all financial institutions to adopt an anti-money laundering program. The act requires banks to establish due diligence policies, procedures and controls that are reasonably designed to detect and report instances of money laundering in United States private banking accounts and correspondent accounts maintained for non-U.S. persons or their representatives.

The Department of Treasury has issued regulations implementing the due diligence requirements. These regulations require minimum standards to verify customer identity and maintain accurate records, encourages cooperation among financial institutions, federal banking agencies and law enforcement authorities regarding possible money laundering or terrorist activities, prohibits the anonymous use of "concentrations accounts" and requires all covered financial institutions to have in place an anti-money laundering compliance program. In addition, the USA Patriot Act amended certain provisions of the federal Right to Financial Privacy Act to facilitate the access of law enforcement to bank customer records in connection with investigating international terrorism.

The Act also amends the Bank Holding Company Act and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution's anti-money laundering program when reviewing an application under these acts.

Sarbanes-Oxley Act of 2002. In 2002, legislation known as the "Sarbanes-Oxley Act of 2002" (the "Act") was enacted. This far reaching legislation was generally intended to protect investors by strengthening corporate governance and improving the accuracy and reliability of corporate disclosures made pursuant to securities law. The Sarbanes-Oxley Act provides for, among other things:

   * a prohibition on personal loans made or arranged by the issuer to its directors and executive officers (except for loans made by a bank subject to Regulation O);
   *  independence requirements for audit committee members;
   *  corporate governance requirements;
   *  independence requirements for company auditors;
   * enhanced disclosure requirements pertaining to corporate operations and internal controls;
   * certification of financial statements on Forms 10-K and 10-Q reports by the chief executive officer and the chief financial officer;
   * the forfeiture by the chief executive officer and the chief financial officer of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by such officers in the twelve month period following initial publication of any financial statements that later require restatement due to corporate misconduct;
   *  disclosure of off-balance sheet transactions;
   *  two-business day filing requirements for insiders filing Form 4s;
   * accelerated filing requirements for Forms 10-k and 10-Q by public companies which qualify as "accelerated filers;"
   * disclosure of a code of ethics for principal financial officers and filing a Form 8-K for a change in or waiver of such code;
   * the reporting of securities violations "up the ladder" by both in-house and outside attorneys;
   * restrictions on the use of non-GAAP financial measures in press releases and SEC filings;
   *  the formation of a public accounting oversight board; and
   * various increased criminal penalties for violations of securities laws.

Not all of the final rules under the Act have been promulgated or have gone into effect.

AMEX. The AMEX where the Company's common stock is listed, has implemented new corporate governance listing standards, including rules strengthening director independence requirements for boards and committees of the board, the director nomination process and shareholder communication avenues.
These rules require the Company to certify to the AMEX under Sections 121 and 132(e) of the AMEX Company Guide that the Company complies and will continue to comply with AMEX corporate governance requirements. The certification has to be filed immediately following the Company's first annual shareholders meeting after March 15, 2004. The Company's Chief Executive Officer and Chief Financial Officer have also filed certifications regarding the quality of the Company's public disclosure with the Securities and Exchange Commission.

Certain legislative and regulatory proposals that could affect the Company or Union and the financial services business in general are periodically introduced before the United States Congress, the Vermont State Legislature and federal and state government agencies. It is not known to what extent, if any, legislative proposals will be enacted and what effect such legislation would have on the structure, regulation and competitive relationships of financial institutions. It is likely, however, that such legislation could subject the Company and Union to increases in regulation, disclosure and reporting requirements, competition and the cost of doing business.

In addition to legislative changes, the various federal and state financial institution regulatory agencies frequently propose rules and regulations to implement and enforce already existing legislation. It cannot be predicted whether or in what form any such rules or regulations will be enacted or the effect that such enactment may have on the Company or Union.

Part I-Item 2 Properties

As of December 31, 2003, the Company's subsidiary operated 12 community-banking locations which are in Lamoille, Caledonia and Franklin counties of Vermont. Union also has a loan production office in Littleton, New
Hampshire, opened in May of 2001. Union also operates 28 automated teller machines (ATM's) in northern Vermont. Union owns nine of its branch locations and leases the other branches, the Littleton Loan Center and certain ATM premises from third parties under terms and conditions considered by management to be favorable to the Bank.

Additional information relating to the Company's properties is set forth in
Note 9 to the consolidated financial statements and incorporated herein by reference.

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

Part I-Item 4 Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders through a solicitation of proxies or otherwise during the fourth quarter of 2003.

Part II-Item 5 Market for Registrant's Common Equity, Related
               Stockholder Matters and Issuer Purchases of Equity Securities.

Please refer to page 59 of the Company's 2003 Annual Report to Shareholders, which information is incorporated herein by reference.

Part II-Item 6 Selected Financial Data


                                                  At or For The Years Ended December 31 (4)
                                           --------------------------------------------------------
                                             2003        2002        2001        2000        1999
                                           --------------------------------------------------------
                                                 (Dollars in thousands except per share data)

Balance Sheet Data:
  Total Assets                             $356,650    $343,492    $337,475    $303,394    $295,476
  Investment Securities                      44,370      45,824      49,610      56,642      60,441
  Loans Held for Sale                        18,524      17,139      16,333       9,153       8,102
  Loans, net of unearned income             253,037     238,768     234,610     215,642     201,251
  Allowance for loan losses                  (3,029)     (2,908)     (2,801)     (2,863)     (2,870)
  Total nonperforming loans                   3,305       2,272       4,864       4,398       4,123
  Total nonperforming assets                  3,315       3,074       6,160       4,514       4,150
  Other real estate owned                        10         784       1,296         116          27
  Deposits                                  305,379     293,004     285,722     258,737     257,593
  Borrowed funds                              7,223       7,536      10,344       6,382       2,872
  Stockholders' equity (1)                   40,987      39,169      37,215      35,157      32,220
Income Statement Data:
  Net interest and dividend income         $ 16,163    $ 15,805    $ 14,559    $ 14,249    $ 13,747
  Provision for loan losses                     114         356         320         250         359
  Noninterest income                          3,603       3,560       3,073       2,569       2,568
  Noninterest expense                        12,060      11,761      10,496       9,944      10,065
  Net income                                  5,387       5,180       4,832       4,800       4,075
Per Common Share Data:
  Net income (2)(5)                        $   1.18    $   1.14    $   1.06    $   1.05    $   0.90
  Cash dividends paid(5)                       0.82        0.76        0.71        0.65        0.60
  Book value (1)(5)                            9.01        8.62        8.19        7.73        7.09
Selected Ratios:
  Return on average assets                     1.56%       1.52%       1.51%       1.61%       1.39%
  Return on average equity                    13.50%      13.74%      13.34%      14.54%      12.70%
  Dividend payout (3)                         69.49%      66.67%      66.67%      62.03%      66.67%
  Interest rate spread                         4.91%       4.75%       4.29%       4.40%       4.41%
  Net interest margin                          5.21%       5.14%       4.99%       5.19%       5.13%
  Operating expenses to average assets         3.49%       3.46%       3.29%       3.32%       3.42%
  Efficiency ratio                            61.01%      60.73%      60.06%      59.21%      61.70%
  Average interest earning assets to
   average interest bearing liabilities      122.33%     120.59%     122.11%     122.26%     121.58%
  Average stockholders' equity to
   average assets                             11.56%      11.10%      11.35%      11.01%      10.92%
  Tier 1 leverage capital ratio               11.38%      11.03%      11.06%      11.74%      11.35%
  Tier 1 risk-based capital ratio             16.70%      16.74%      15.59%      16.27%      17.27%
  Total risk-based capital ratio              17.99%      17.99%      16.83%      17.62%      18.55%
Asset Quality Ratios:
  Nonperforming loans to total loans           1.22%        .89%       1.94%       1.96%       1.97%
  Nonperforming assets to total assets          .93%        .89%       1.83%       1.49%       1.40%
  Allowance for loan losses to
   nonperforming loans                        91.65%     127.99%      57.59%      65.10%      69.61%
  Allowance for loan losses to
  loans not held for sale                      1.20%       1.22%       1.19%       1.33%       1.42%

--------------------
<F1>  Stockholders' equity includes unrealized gains or losses, net of applicable income taxes, on investment securities classified as "available-for-sale."
<F2>  Computed using the weighted average number of shares outstanding for the period.
<F3>  Cash dividend declared and paid per share for the holding company divided by consolidated net income per share.
<F4>  Restated for 1999 to reflect the acquisition of Citizens accounted for as a pooling of interest.
<F5>  Per common share data for all periods have been restated to reflect the three for two stock split effected in the form of a 50% stock dividend to shareholders of record on July 26, 2003.

Part II-Item 7 Management's Discussion and Analysis of Financial Condition
               and Results of Operations

Please refer to pages 42 to 53 of the Company's 2003 Annual Report to Shareholders section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", which information is incorporated herein by reference.

Part II-Item 7A Quantitative and Qualitative Disclosures About Market Risk

Please refer to pages 53 to 58 of the Company's 2003 Annual Report to Shareholders section entitled "Other Financial Considerations", which information is incorporated herein by reference.

Part II-Item 8 Financial Statements and Supplementary Data

The consolidated balance sheet of Union Bankshares, Inc. as of December
31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2003, together with related notes and the report of Urbach Kahn & Werlin LLP, independent public accountants, all as contained on pages 12 to 41 of the Company's 2003 Annual Report to Shareholders, are incorporated herein by reference.

Part II-Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in accountants, nor were there any disagreements with the accountants on accounting or financial disclosures.

Part II - Item 9A Controls and Procedures

The Company's chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of December 31, 2003. Based on this evaluation they concluded that those disclosure controls and procedures are effective in alerting them in a timely manner to material information about the Company and its consolidated subsidiary required to be disclosed in the Company's periodic reports filed with the Securities and Exchange Commission.

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

Part III-Item 10 Directors and Executive Officers of Registrant

The following information from the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders is hereby incorporated by reference:

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

Information regarding the Company's Audit Committee under the caption "Board Committees"

Part III-Item 11 Executive Compensation

The following information from the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders is hereby incorporated by reference:

Information regarding compensation of directors under the caption "PROPOSAL
I: TO ELECT DIRECTORS - Directors' Compensation"

Information regarding executive compensation and benefit plans under the caption "EXECUTIVE OFFICERS - Executive Compensation and Benefit Plans"

Information regarding the stock performance graph under the caption "Stock Performance Graph"

Information regarding management interlocks and certain transactions under the caption "PROPOSAL I: TO ELECT DIRECTORS - Compensation Committee Interlocks and Insider Participation"

Information set forth under the caption "COMPENSATION COMMITTEE REPORT"

Part III-Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following information from the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders is hereby incorporated by reference:

Information regarding the share ownership of management and principal shareholders under the caption "SHARE OWNERSHIP INFORMATION - Share Ownership of Management and Principal holders"

The following table summarizes equity compensation under the Company's Incentive Stock Option Plan, the only equity compensation plan of the company.

Equity Compensation Plan Information as of December 31, 2003:


                                                                                                  Number of securities
                                                                                                  remaining available for future
                                 Number of securities to be                                       issuance under equity
                                 issued upon exercise of          Weighted-average exercise       compensation plans
                                 outstanding options, warrants    price of outstanding options,   (excluding securities reflected
                                 and rights                       warrants and rights             in column (a)
                                 -----------------------------    -----------------------------   --------------------------
Plan Category                              Column a                         Column b                        Column c
-------------                              --------                         --------                        --------

Equity compensation plans
 approved by security holders               13,675                           $16.61                          55,700
Equity compensation plans
 not approved by security
 holders                                         -                                -                               -
                                            ------                           ------                          ------
Total                                       13,675                           $16.61                          55,700
                                            ======                           ======                          ======

Part III-Item 13 Certain Relationships and Related Party Transactions

The following information from the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders is hereby incorporated by reference:

Information regarding transactions with management under the caption "PROPOSAL I: TO ELECT DIRECTORS - Transactions with Management and Directors"

Part III-Item 14 Principal Accountant Fees and Services

The following information from the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders is hereby incorporated by reference:

Information on fees paid to the Independent Auditors set forth under the caption "Independent Auditors" and "Appendix B. Guidelines of Union Bankshares, Inc. Audit Committee for Pre-Approval of Audit Related Services and Non-Audit Services"

Part IV-Item 15 Exhibits, Financial Statement Schedules and Reports on Form 8-K

A.    Documents Filed as Part of this Report:

      (1) The following consolidated financial statements, as included in the 2003 Annual Report to Shareholders, are incorporated herein by reference (see Exhibit 13.1):

            1)    Consolidated Balance Sheet at December 31, 2003 and 2002
            2) Consolidated Income Statement for the years ended December 31, 2003, 2002 and 2001
            3)    Consolidated Statement of Changes in Stockholders' Equity
                  for the years ended December 31, 2003, 2002 and 2001
            4)    Consolidated Statement of Cash Flows for the years ended
                  December 31, 2003, 2002 and 2001
            5)    Notes to the Consolidated Financial Statements

      (2) The following exhibits are either filed herewith as part of this report, or are incorporated herein by reference.

Item No:
   3.1      Amended and Restated Articles of Incorporation of Union
            Bankshares, Inc. (as of May 7, 1997), previously filed with the
            Commission as Exhibit 3.1 to the Company's Registration
            Statement on Form S-4 (#333-82709) and incorporated herein by reference.
   3.2      Amendment filed May 19, 1998 to Amended and Restated Articles of Association of Union Bankshares, Inc., adding new sections 8 and 9, previously filed with the Commission as Exhibit 3.1 to the Company's Registration Statement on Form S-4 (#333-82709)
            and incorporated herein by reference.
   3.3      Amendment filed November 24, 1999 to Amended and Restated
            Articles of Association of Union Bankshares, Inc. increasing the authorized common shares to 5,000,000, previously filed with the Commission on December 10, 1999 as Exhibit 3.3 to the
            Company's Current Report on Form 8-K 12g3, and incorporated herein by reference.
   3.4      Bylaws of Union Bankshares, Inc., as amended, previously filed with the Commission as Exhibit 3.1 to the Company's
            Registration Statement on Form S-4 (#333-82709) and
            incorporated herein by reference.
  10.1      Stock Registration Agreement dated as of February 16, 1999, among Union Bankshares, Inc., Genevieve L. Hovey, individually and as Trustee of the Genevieve L. Hovey Trust (U.A. dated
            8/22/89), and Franklin G. Hovey, II, individually, previously filed with the Commission as Exhibit 3.1 to the Company's
            Registration Statement on Form S-4 (#333-82709) and
            incorporated herein by reference.
  10.2      1998 Incentive Stock Option Plan of Union Bankshares, Inc. and
            Subsidiary, previously filed with the Commission as Exhibit 3.1 to the Company's Registration Statement on Form S-4 (#333-
            82709) and incorporated herein by reference.*
  10.3      Form of Union Bankshares, Inc. Deferred Compensation Plan and
            Agreement, previously filed with the Commission as Exhibit 10.3 to the Company's 2001 Form 10-K and incorporated here in by reference.*
  11        Statement re: Computation of per share earnings: See Note 1 to the consolidated financial statements for details on earnings per share computations for 2003, 2002 and 2001
  13.1      The following specifically designated portions of Union's 2003
            Annual Report to Shareholders have been incorporated by
            reference in this Report on Form 10-K, is filed herewith: pages
            11 to 58
  14        Code of Ethics for Senior Financial Officers and the Chief
            Executive Officer
  21        Subsidiary of Union Bankshares, Inc.
                Union Bank, Morrisville, Vermont
  31.1      Certifications of Chief Executive Officer pursuant to Section
            302 of the Sarbanes-Oxley Act of 2002
  31.2      Certifications of Chief Financial Officer pursuant to Section
            302 of the Sarbanes-Oxley Act of 2002
  32.1      Certification of the Chief Executive Officer pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.
  32.2      Certification of the Chief Financial Officer pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

      (3)   Reports on Form 8-K

            a) Form 8-K filed on October 17, 2003 to report third quarter and year-to-date earnings and the declaration of a dividend.
            b) Form 8-K filed on October 31, 2003 to report we mailed our internal, unaudited Third Quarter 2003 Report to our shareholders.

*  denotes management contract or compensatory plan.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of March 30, 2004.

Union Bankshares, Inc.
By: /s/ Kenneth D. Gibbons             By: /s/ Marsha A. Mongeon
    -------------------------              -----------------------------
    Kenneth D. Gibbons                     Marsha A. Mongeon
    President and Chief                    Treasurer and Chief Financial/
    Executive Officer                      Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 30, 2004.

            Name                 Title
/s/   Richard C. Sargent         Director, Chairman of the Board
-----------------------------
      Richard C. Sargent

/s/   Kenneth D. Gibbons         Director, President and Chief Executive
-----------------------------    Officer (Principal Executive Officer)
      Kenneth D. Gibbons

/s/   Marsha A. Mongeon          Treasurer and Chief Financial/Accounting
-----------------------------    Officer (Principal Financial/Accounting
      Marsha A. Mongeon          Officer)

/s/   Cynthia D. Borck           Director and Vice President
-----------------------------
      Cynthia D. Borck

/s/   William T. Costa Jr.       Director
-----------------------------
      William T. Costa Jr.

/s/   Franklin G. Hovey II       Director
-----------------------------
      Franklin G. Hovey II

/s/   Richard C. Marron          Director
-----------------------------
      Richard C. Marron

/s/   Robert P. Rollins          Director
-----------------------------
      Robert P. Rollins

/s/   W. Arlen Smith             Director
-----------------------------
      W. Arlen Smith

/s/   John H. Steele             Director
-----------------------------
      John H. Steele

                                EXHIBT INDEX

14     Code of Ethics for Senior Financial Officers and the Chief
       Executive Officer.

31.1 Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.