Form 10-K/A
period 2003-12-31
UNION BANKSHARES INC
filed 2004-04-28
CIK 706863

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-K/A

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

                     DOCUMENTS INCORPORATED BY REFERENCE

Specifically designated portions of the following documents are incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

                             Document                                 Part
                             --------                                 ----

Annual Report to Shareholders for the year ended December 31, 2003    I, II
Proxy Statement for the 2004 Annual Meeting of Shareholders            III


EXPLANATORY NOTE: The only change to the Company's Annual Report on Form 10-K reflected in this amendment on Form 10-K/A is to the disclosure in
Part III, Item 12 as to the number of securities remaining available at December 31, 2003 for future issuance under equity compensation plans. The number of shares remaining available for future issuance under the Company's equity compensation plans as of December 31, 2003 was incorrectly disclosed in the original Form 10K as 55,700 whereas the actual number of shares remaining available was 55,200.

                           UNION BANKSHARES, INC.
                             Table of Contents*


Part III

Item 12-Security Ownership of Certain Beneficial Owners and Management
        and Related Stockholder Matters (b)                                  3

Part IV

Item 15-Exhibits, Financial Statement Schedules and Reports on Form 8-K      3

Signatures                                                                   5
Exhibit Index                                                                6

-----------------------------------------------------------------------------



--------------------
* No changes to Parts I and II (Items 1 through 9A), or items 10, 11, 13 and 14 of Part III, of the Company's 2003 Annual Report on Form 10-K filed with the Commission on March 30, 2004

Part III-Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Equity Compensation Plan Information as of December 31, 2003:


                                                                                                  Number of securities
                                                                                                  remaining available for future
                                 Number of securities to be                                       issuance under equity
                                 issued upon exercise of          Weighted-average exercise       compensation plans
                                 outstanding options, warrants    price of outstanding options,   (excluding securities reflected
                                 and rights                       warrants and rights             in column (a)
                                 -----------------------------    -----------------------------   --------------------------
Plan Category                              Column a                         Column b                        Column c
-------------                              --------                         --------                        --------

Equity compensation plans
 approved by security holders               13,675                           $16.61                          55,200
Equity compensation plans
 not approved by security
 holders                                         -                                -                               -
                                            ------                           ------                          ------
Total                                       13,675                           $16.61                          55,200
                                            ======                           ======                          ======

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

  10.2      1998 Incentive Stock Option Plan of Union Bankshares, Inc. and
            Subsidiary, previously filed with the Commission as Exhibit 3.1 to the Company's Registration Statement on Form S-4 (#333-
            82709) and incorporated herein by reference.*
  10.3      Form of Union Bankshares, Inc. Deferred Compensation Plan and
            Agreement, previously filed with the Commission as Exhibit 10.3 to the Company's 2001 Form 10-K and incorporated here in by reference.*
  11        Statement re:  Computation of per share earnings:  See Note 1 to the consolidated financial statements for details on
            earnings per share computations for 2003, 2002 and 2001
  13.1      The following specifically designated portions of Union's 2003
            Annual Report to Shareholders have been incorporated by
            reference in this Report on Form 10-K, is filed herewith:
            pages 11 to 58**
  14        Code of Ethics for Senior Financial Officers and the Chief
            Executive Officer**
  21        Subsidiary of Union Bankshares, Inc.
                  Union Bank, Morrisville, Vermont
  31.1      Certifications of Chief Executive Officer pursuant to Section
            302 of the Sarbanes-Oxley Act of 2002***
  31.2      Certifications of Chief Financial Officer pursuant to Section
            302 of the Sarbanes-Oxley Act of 2002***
  32.1      Certification of the Chief Executive Officer pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002***
  32.2      Certification of the Chief Financial Officer pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002***
      (3)   Reports on Form 8-K
            a)    Form 8-K filed on October 17, 2003 to report third
                  quarter and year-to-date earnings and the declaration of a dividend.
            b)    Form 8-K filed on October 31, 2003 to report we mailed
                  our internal, unaudited Third Quarter 2003 Report to our shareholders.


*     denotes management contract or compensatory plan.
** previously filed with the Commission as an exhibit to the Company's 2003 Annual Report on Form 10-K
*** supplements the certifications previously filed with the Commission as exhibits to the Company's 2003 Annual Report on Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of April 27, 2004.

Union Bankshares, Inc.

By: /s/ Kenneth D. Gibbons             By: /s/ Marsha A. Mongeon
    --------------------------             --------------------------------
    Kenneth D. Gibbons                     Marsha A. Mongeon
    President and Chief Executive          Treasurer and Chief Financial/
    Officer                                Accounting Officer

                                EXHIBT INDEX


   3.1      Amended and Restated Articles of Incorporation of Union
            Bankshares, Inc. (as of May 7, 1997), previously filed with the
            Commission as Exhibit 3.1 to the Company's Registration
            Statement on Form S-4 (#333-82709) and incorporated herein by reference.
   3.2      Amendment filed May 19, 1998 to Amended and Restated Articles of Association of Union Bankshares, Inc., adding new sections 8 and 9, previously filed with the Commission as Exhibit 3.1 to the Company's Registration Statement on Form S-4 (#333-82709)
            and incorporated herein by reference.
   3.3      Amendment filed November 24, 1999 to Amended and Restated
            Articles of Association of Union Bankshares, Inc. increasing the authorized common shares to 5,000,000, previously filed with the Commission on December 10, 1999 as Exhibit 3.3 to the
            Company's Current Report on Form 8-K 12g3, and incorporated herein by reference.
   3.4      Bylaws of Union Bankshares, Inc., as amended, previously filed with the Commission as Exhibit 3.1 to the Company's
            Registration Statement on Form S-4 (#333-82709) and
            incorporated herein by reference.
  10.1      Stock Registration Agreement dated as of February 16, 1999, among Union Bankshares, Inc., Genevieve L. Hovey, individually and as Trustee of the Genevieve L. Hovey Trust (U.A. dated
            8/22/89), and Franklin G. Hovey, II, individually, previously filed with the Commission as Exhibit 3.1 to the Company's
            Registration Statement on Form S-4 (#333-82709) and
            incorporated herein by reference.
  10.2      1998 Incentive Stock Option Plan of Union Bankshares, Inc. and
            Subsidiary, previously filed with the Commission as Exhibit 3.1 to the Company's Registration Statement on Form S-4 (#333-
            82709) and incorporated herein by reference.*
  10.3      Form of Union Bankshares, Inc. Deferred Compensation Plan and
            Agreement, previously filed with the Commission as Exhibit 10.3 to the Company's 2001 Form 10-K and incorporated here in by reference.*
  11        Statement re:  Computation of per share earnings:  See Note 1 to the consolidated financial statements for details on
            earnings per share computations for 2003, 2002 and 2001
  13.1      The following specifically designated portions of Union's 2003
            Annual Report to Shareholders have been incorporated by
            reference in this Report on Form 10-K, is filed herewith:
            pages 11 to 58**
  14        Code of Ethics for Senior Financial Officers and the Chief
            Executive Officer**
  21        Subsidiary of Union Bankshares, Inc.
                  Union Bank, Morrisville, Vermont
  31.1      Certifications of Chief Executive Officer pursuant to Section
            302 of the Sarbanes-Oxley Act of 2002***
  31.2      Certifications of Chief Financial Officer pursuant to Section
            302 of the Sarbanes-Oxley Act of 2002***
  32.1      Certification of the Chief Executive Officer pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002***
  32.2      Certification of the Chief Financial Officer pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002***
      (4)   Reports on Form 8-K
            c)    Form 8-K filed on October 17, 2003 to report third
                  quarter and year-to-date earnings and the declaration of a dividend.
            d)    Form 8-K filed on October 31, 2003 to report we mailed
                  our internal, unaudited Third Quarter 2003 Report to our shareholders.


*     denotes management contract or compensatory plan.
** previously filed with the Commission as an exhibit to the Company's 2003 Annual Report on Form 10-K
*** supplements the certifications previously filed with the Commission as exhibits to the Company's 2003 Annual Report on Form 10-K