Form 10-Q
period 2004-03-31
UNION BANKSHARES INC
filed 2004-05-13
CIK 706863

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

               For the quarterly period ended: March 31, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 6, 2004:
      Common Stock, $2 par value                       4,550,763 shares

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

Item 1.  Financial Statements

Union Bankshares, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)


                                                              March 31,    December 31,
(Dollars in Thousands)                                          2004           2003
                                                                ----           ----

Assets
  Cash and due from banks                                     $ 20,222       $ 23,624
  Federal funds sold and overnight deposits                      2,762            916
                                                              --------       --------
    Cash and cash equivalents                                   22,984         24,540
  Interest bearing deposits in banks                             6,321          6,520
  Securities available-for-sale                                 43,346         44,370
  Loans held for sale                                           14,459         18,524
  Loans                                                        253,584        253,222
    Allowance for loan losses                                   (3,019)        (3,029)
    Unearned net loan fees                                        (197)          (185)
                                                              --------       --------
      Net loans                                                250,368        250,008
                                                              --------       --------
  Accrued interest receivable                                    1,710          1,652
  Premises and equipment, net                                    4,726          4,447
  Other real estate owned                                          210             10
  Other assets                                                   5,932          6,486
                                                              --------       --------

      Total assets                                            $350,056       $356,557
                                                              ========       ========

Liabilities and Stockholders' Equity:

Liabilities:
  Deposits:
    Non-interest bearing                                      $ 47,183       $ 48,366
    Interest bearing                                           247,352        257,016
                                                              --------       --------
      Total deposits                                           294,535        305,382
  Borrowed funds                                                10,327          7,223
  Accrued interest and other liabilities                         3,713          2,965
                                                              --------       --------
      Total liabilities                                        308,575        315,570
                                                              --------       --------

Stockholders' Equity:
  Common stock, $2 par value; 5,000,000 shares authorized;
   4,911,261 shares issued at 3/31/04 and 12/31/03               9,822          9,822
  Paid-in capital                                                   55             55
  Retained earnings                                             32,344         32,071
  Treasury stock at cost; 360,948 shares at 3/31/04 and
   12/31/03                                                     (1,722)        (1,722)
  Accumulated other comprehensive income                           982            761
                                                              --------       --------
      Total stockholders' equity                                41,481         40,987
                                                              --------       --------

      Total liabilities and stockholders' equity              $350,056       $356,557
                                                              ========       ========

See accompanying notes to the unaudited consolidated financial statements

Union Bankshares, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)


                                                               Three Months Ended
                                                                    March 31,
                                                             ----------------------
(Dollars in Thousands except Per Share Data)                    2004         2003
                                                                ----         ----

Interest income:
  Interest and fees on loans                                 $   4,309    $   4,529
  Interest on debt securities
    Taxable                                                        434          461
    Tax exempt                                                      53           62
  Dividends                                                         17           20
  Interest on federal funds sold and overnight deposits              5           22
  Interest on interest bearing deposits in banks                    49           47
                                                             ---------    ---------
      Total interest income                                      4,867        5,141
                                                             ---------    ---------
Interest expense:
  Interest on deposits                                             756        1,114
  Interest on borrowed funds                                        88           85
                                                             ---------    ---------
      Total interest expense                                       844        1,199
                                                             ---------    ---------

      Net interest income                                        4,023        3,942

Provision for loan losses                                            -           42
                                                             ---------    ---------

      Net interest income after provision for loan losses        4,023        3,900
                                                             ---------    ---------

Noninterest income:
  Trust income                                                      44           39
  Service fees                                                     662          660
  Net gains on sales of securities                                  25            -
  Net gains on sales of loans held for sale                        180          182
  Other income                                                      51           34
                                                             ---------    ---------
                                                                   962          915
                                                             ---------    ---------
Noninterest expenses:
  Salaries and wages                                             1,409        1,412
  Pension and employee benefits                                    597          431
  Occupancy expense, net                                           192          188
  Equipment expense                                                220          232
  Net operation of other real estate owned                          15           70
  Other expenses                                                   743          758
                                                             ---------    ---------
                                                                 3,176        3,091
                                                             ---------    ---------

  Income before provision for income taxes                       1,809        1,724

Provision for Income taxes                                         535          495
                                                             ---------    ---------

  Net income                                                 $   1,274    $   1,229
                                                             =========    =========

Earnings per common share                                    $    0.28    $    0.27
                                                             =========    =========

Weighted average number of common
 shares outstanding                                          4,550,313    4,545,346
                                                             =========    =========

Dividends per common share                                   $    0.22    $    0.20
                                                             =========    =========

See accompanying notes to the unaudited consolidated financial statements

Union Bankshares, Inc. and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)


                                               Common Stock
                                            -------------------                                       Accumulated
                                            Shares,                                                      Other          Total
                                             net of                Paid-in    Retained    Treasury   Comprehensive   Stockholders'
                                            Treasury     Amount    Capital    Earnings      Stock        Income         Equity
                                            --------     ------    -------    --------    --------   -------------   -------------
                                            (Dollars in Thousands)

Balance, December 31, 2003                  4,550,313    $9,822      $55      $32,071     $(1,722)        $761          $40,987
                                                                                                                        -------

Comprehensive Income:
  Net income                                                  -        -        1,274           -            -            1,274
  Change in net unrealized gain (loss) on
   securities available-for-sale, net
   of reclassification adjustment and
   tax effects.                                               -        -            -           -          221              221
                                                                                                                        -------

Total Comprehensive income                                    -        -            -           -            -            1,495
                                                                                                                        -------

Cash dividends declared
 ($0.22 per share)                                            -        -       (1,001)          -            -           (1,001)
                                            -----------------------------------------------------------------------------------

Balance March 31, 2004                      4,550,313    $9,822      $55      $32,344     $(1,722)        $982          $41,481
                                            ===================================================================================

See accompanying notes to the unaudited consolidated financial statements

Union Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)


                                                             Three Months Ended
                                                           ----------------------
                                                           March 31,    March 31,
(Dollars in Thousands)                                        2004         2003
                                                           ---------    ---------

Cash Flows From Operating Activities
  Net Income                                               $  1,274     $  1,229
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation                                                164          167
    Provision for loan losses                                     -           42
    Provision for deferred income taxes                          78           48
    Net amortization on securities                               55           74
    Equity in losses of limited partnerships                     31           31
    Write-downs of other real estate owned                        -           33
    Increase (decrease) in unamortized loan fees                 12           (5)
    (Increase) decrease in loans held for sale, net           4,245       (1,380)
    Net gain on sales of securities                             (25)           -
    Net gain on sales of loans held for sale                   (180)        (182)
    Net (gain) loss on sales of other real estate owned          (1)           2
    Net gain on disposals of premises and equipment              (5)          (6)
    (Increase) decrease in accrued interest receivable          (58)          87
    (Increase) decrease in other assets                         331         (102)
    Increase in income taxes                                    432          461
    Increase (decrease) in accrued interest payable              36          (35)
    Increase in other liabilities                               280          421
                                                           --------     --------
      Net cash provided by operating activities               6,669          885
                                                           --------     --------

Cash Flows From Investing Activities
  Interest bearing deposits in banks
    Maturities and redemptions                                  992        1,190
    Purchases                                                  (793)        (597)
  Securities available-for-sale
    Sales                                                       529            -
    Maturities, calls and paydowns                            2,648        9,592
    Purchases                                                (1,847)      (3,133)
  Purchase of Federal Home Loan Bank Stock                        -           (6)
  Increase in loans, net                                       (592)        (690)
  Recoveries of loans charged off                                20           33
  Purchases of premises and equipment                          (448)        (136)





                                                           March 31,    March 31,
(Dollars in Thousands)                                        2004         2003
                                                           ---------    ---------

  Proceeds from sales of other real estate owned                  -           20
  Proceeds from sales of premises and equipment                  10           10
  Proceeds from sales of repossessed property                     -           14
                                                           --------     --------

      Net cash provided by investing activities                 519        6,297
                                                           --------     --------

Cash Flows From Financing Activities
  Increase (decrease) in borrowings outstanding, net          3,104         (343)
  Proceeds from exercise of stock options                         -            8
  Net decrease in non-interest bearing deposits              (1,183)      (2,896)
  Net decrease in interest bearing deposits                  (9,664)      (6,336)
  Dividends paid                                             (1,001)        (909)
                                                           --------     --------

      Net cash used in financing activities                  (8,744)     (10,476)
                                                           --------     --------

      Decrease in cash and cash equivalents                $ (1,556)    $ (3,294)

Cash and cash equivalents
  Beginning                                                $ 24,540     $ 25,748
                                                           --------     --------

  Ending                                                   $ 22,984     $ 22,454
                                                           ========     ========

Supplemental Disclosures of Cash Flow Information:
  Interest paid                                            $    809     $  1,235
                                                           ========     ========

  Income taxes paid                                        $     25     $     30
                                                           ========     ========

Supplemental Schedule of Noncash Investing and
 Financing Activities:
  Other real estate acquired in settlement of loans        $    200     $     15
                                                           ========     ========

  Repossessed property acquired in settlement of loans     $      0     $     25
                                                           ========     ========

  Total change in unrealized gain on securities
   available-for-sale                                      $    335     $    140
                                                           ========     ========

See accompanying notes to the unaudited consolidated financial statements

                           UNION BANKSHARES, INC.
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS:

Note 1. Basis of Presentation
The accompanying interim unaudited consolidated financial statements of Union Bankshares, Inc. (the Company) for the interim periods ended March 31, 2004 and 2003 and for the quarters then ended have been prepared in accordance with U.S. generally accepted accounting principles, general practices within the banking industry and the accounting policies described in the Company's Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) and disclosures necessary for a fair presentation of the information contained herein have been made. Certain amounts reported in prior periods have been reclassified for comparative purposes. This information should be read in conjunction with the Company's 2003 Annual Report to Shareholders, 2003 Annual Report on Form 10-K, and current reports on Form 8-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ended December 31, 2004 or any other interim period.

All share and per share amounts have been retroactively adjusted for the effect of the stock split of August 8, 2003.

Note 2. Commitments and Contingencies
In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management any liability resulting from such proceedings would not have a material adverse effect on the Company's financial condition or results of operations.

Note 3. Earnings Per Share
Earnings per common share amounts are computed based on the weighted average number of shares of common stock outstanding during the period (retroactively adjusted for the August 8, 2003 stock split effected in the form of a stock dividend) and reduced for shares held in Treasury. The assumed conversion of available stock options does not result in material dilution.

Note 4. New Accounting Pronouncement
On March 9, 2004 the Securities and Exchange Commission (SEC) issued SEC Staff Accounting Bulletin (SAB) No. 105 - Application Principles to Loan Commitments. SAB No. 105 summarizes the views of the staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivitive instruments as required under the Financial Accounting Standard Board Statement No. 133. Specifically SAB No. 105 states that servicing assets and their associated income are to recognized at the time the servicing asset is created either through securitization or sale, and not upon the extension of a loan commitment which upon funding, will either be sold or securitized. It is the Companny's policy to recognize servicing assets and income only upon the sale of the underlying loan.

Note 5. Stock Option Plan
The Company has a stock option plan and continues to apply the intrinsic value based method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation costs been determined on the basis of fair value pursuant to FASB Statement No. 123, "Accounting for Stock-Based Compensation", the effects on net income and earnings per common share for the three months ended March 31 would have approximated:


(Dollars in thousands, except for per share data)     2004       2003
                                                      ----       ----

Net Income as reported                               $1,274     $1,229
Deduct: Total stock-based compensation
expense determined under fair value based
method for all awards, net of related tax effects        (5)        (1)
                                                     ------     ------
Pro forma net income                                 $1,269     $1,228
                                                     ======     ======

Earnings per common share:
  As reported                                        $ 0.28     $ 0.27
  Pro forma                                          $ 0.28     $ 0.27

Note 6 Defined Benefit Pension Plan

Union sponsors a non-contributory defined benefit pension plan covering all eligible employees. The employees of the former Citizens which was merged into Union in May 2003 became eligible to participate in the plan January 1, 2004. The plan provides defined benefits based on years of service and final average salary.

Net periodic pension benefit for the three months ended, March 31, 2004 and 2003 consisted of the following components:


                                                    2004         2003
                                                    ----         ----

Service cost                                      $112,563     $ 75,358
Interest cost on projected benefit obligation      106,347       97,954
Expected return on plan assets                     (87,797)     (73,756)
Amortization of prior service cost                   1,540        1,540
Amortization of transition asset                         -       (1,912)
Amortization of net loss                            21,603       18,837
                                                  --------     --------
Net periodic benefit cost                         $154,256     $118,021
                                                  ========     ========

Note 7. Comprehensive income

The components of other comprehensive income and related tax effects for the three month period ended March 31, are as follows:


                                                                        2004         2003
                                                                        ----         ----
                                                                     (dollars in thousands)

Unrealized holding gains on available-for-sale securities               $360        $140
Reclassification adjustment for losses (gains) realized in income        (25)          -
                                                                        ----        ----
Net unrealized gains                                                     335         140
Tax effect                                                               114          47

                                                                        ----        ----
Net of tax amount                                                       $221        $ 93
                                                                        ====        ====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

                                   GENERAL

The following discussion and analysis focuses on those factors that had a material effect on Union Bankshares, Inc.'s (the Company's) financial position as of March 31, 2004 and as of December 31, 2003, and its results of operations for the three months ended March 31, 2004 and 2003. This discussion should be read in conjunction with the information in this document under Financial Statements and related notes and with other financial data appearing elsewhere in this filing. In the opinion of the Company's management, the interim unaudited data reflects all adjustments, consisting only of normal recurring adjustments, and disclosures necessary to fairly present the Company's consolidated financial position and results of operations to be expected for the interim period. Management is not aware of the occurrence of any events after March 31, 2004, which would materially affect the information presented.

The Company's common stock was listed on the American Stock Exchange on July 13, 2000 with an opening price of $15.125 (pre-split of the 3 for 2 stock split of August 8, 2003) and it closed on March 31, 2004 at $24.95 and on May 6, 2004 at $23.95.

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

Forward-looking statements reflect management's current expectations and are subject to uncertainties, both general and specific, and risk exists that those predictions, forecasts, projections and other estimates contained in forward-looking statements will not be achieved. Also when we use any of the words "believes," "expects," "anticipates," "intends," "plans," "seeks," "estimates" or similar expressions, we are making forward-looking statements. Many possible events or factors, including those beyond the control of management, could affect the future financial results and performance of our Company. This could cause results or performance to differ materially from those expressed in our forward-looking statements. The possible events or factors that might affect our forward-looking statements include, but are not limited to, the following:

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

                        CRITICAL ACCOUNTING POLICIES

The Company has established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company's financial statements. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the reported amount of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and related notes. The Securities and Exchange Commission has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the accounting policies and judgments most critical to the Company. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company. The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements. In estimating the allowance for loan losses, management utilizes historical experience as well as other factors including the effect of changes in the local real estate market on collateral values, the effect on the loan portfolio of current economic indicators and their probable impact on borrowers and changes in delinquent, nonperforming or impaired loans. Changes in these factors may cause management's estimate of the allowance to increase or decrease and result in adjustments to the Company's provision for loan losses. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results. For additional information see FINANCIAL CONDITION - Allowance for Loan Losses below. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgment or conditions.

                                  OVERVIEW

The Company's net income for the quarter ended March 31, 2004 was $1.27 million, compared with net income of $1.23 million for the first quarter of 2003 or a 3.7% increase between years.

The Company's total assets shrank from $357 million at December 31, 2003 to $350 million at March 31, 2004 which is normal seasonal run-off combined with the sale of $7.3 million in loans held-for-sale to the secondary market. Assets have grown 4.4% or $14.9 million since March 31, 2003.

The following per share information and key ratios depict several measurements of performance or financial condition for or at the quarters ending March 31, 2004 and 2003, respectively.

                                           First Quarter     First Quarter
                                               2004              2003
                                           -------------     -------------

Return on average assets (ROA)(1)               1.46%             1.47%
Return on average equity (ROE)(1)              12.40%            12.66%
Net interest margin                             5.15%             5.21%
Efficiency ratio                               63.71%            63.64%
Net loan charge-offs to average loans           0.02%             0.00%
Allowance for loan losses to loans              1.19%             1.20%
Non-performing assets to total assets           1.03%             0.85%
Equity to assets                               11.57%            11.45%
Total capital to risk assets                   18.37%            18.75%
Book value per share                          $ 9.12            $ 8.71
Earnings per share                            $  .28            $  .27
Dividends paid per share                      $  .22            $  .20
Dividend payout ratio                          78.57%            73.96%

<F1>  Annualized

The prime rate was static throughout the first quarter of 2004 at 4.00% which is the lowest it has been since 1959. The prime rate during the first quarter of 2003 was 4.25%. The drop in the prime rate is partially responsible for the 6 basis point drop in our Net Interest Margin as out variable rate loans react more fully and quickly than our core deposit rates as we try to remain focused on our community banking responsibilities.

                            RESULTS OF OPERATIONS

Net Interest Income. The largest component of the Company's operating income is net interest income, which is the difference between interest and dividend income received from interest-earning assets and the interest expense paid on its interest-bearing liabilities. The Company's net interest income increased by $81 thousand, or 2.1%, to $4.02 million for the three months ended March 31, 2004, from $3.94 million for the three months ended March 31, 2003. The net interest spread increased by 3 basis points to 4.90% for the three months ended March 31, 2004, from 4.87% for the three months ended March 31, 2003 as interest rates paid on liabilities and earned on assets moved downward in response to earlier decreases in the prime rate. The net interest margin for the 2004 period decreased 6 basis points to 5.15% from the 2003 period at 5.21%. A decrease in prime rate is not necessarily beneficial to Union in the near term, see "OTHER FINANCIAL CONSIDERATIONS - Market Risk and Asset and Liability Management."

Yields Earned and Rates Paid. The following table shows, for the periods indicated, the total amount of income recorded from interest-earning assets, and the related average yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and average rates, and the relative net interest spread and net interest margin. All yield and rate information is calculated on an annualized basis. Yield and rate information for a period is average information for the period, and is calculated by dividing the annualized income or expense item for the period by the average balances of the appropriate balance sheet item during the period. Net interest margin is annualized net interest income divided by average interest-earning assets. Nonaccrual loans are included in asset balances for the appropriate periods, but recognition of interest on such loans is discontinued and any remaining accrued interest receivable is reversed, in conformity with federal regulations. The yields, net interest spread and net interest margins appearing in the following table have been calculated on a pre-tax basis:


                                                               Three months ended March 31,
                                                          2004                               2003
                                            -------------------------------    -------------------------------
                                                        Interest    Average                Interest    Average
                                            Average     Earned/     Yield/     Average     Earned/     Yield/
                                            Balance       Paid       Rate      Balance       Paid       Rate
                                            -------     --------    -------    -------     --------    -------
                                                                  (dollars in thousands)

Average Assets:
  Federal funds sold and
   overnight deposits                       $  2,851     $    5      0.76%     $  8,652     $   22      1.04%
  Interest bearing deposits in banks           6,517         49      3.03%        5,054         47      3.74%
  Investments (1), (2)                        44,743        504      4.85%       44,684        543      5.10%
  Loans, net (1), (3)                        265,341      4,309      6.57%      253,329      4,529      7.32%
                                            --------     ------      ----      --------     ------      ----
Total interest-earning assets (1)            319,452      4,867      6.21%      311,719      5,141      6.77%

Cash and due from banks                       19,502                             14,322
Premises and equipment                         4,560                              4,638
Other assets                                   6,605                              7,834
                                            --------                           --------
      Total assets                          $350,119                           $338,513
                                            ========                           ========
Average Liabilities and
  Stockholders' Equity:
  Now accounts                              $ 43,521     $   43      0.40%     $ 40,497     $   62      0.63%
  Savings and money market accounts          111,218        210      0.76%      107,507        292      1.10%
  Time deposits                               95,350        503      2.12%      101,333        760      3.04%
  Borrowed funds                               9,516         88      3.65%        7,315         85      4.70%
                                            --------     ------      ----      --------     ------      ----
      Total interest-bearing liabilities     259,605        844      1.31%      256,652      1,199      1.89%

Non-interest bearing deposits                 46,152                             39,458
Other liabilities                              3,278                              3,820
                                            --------                           --------
      Total liabilities                      309,035                            299,930

Stockholders' equity                          41,084                             38,583
                                            --------                           --------
      Total liabilities and
       stockholders' equity                 $350,119                           $338,513
                                            ========                           ========
Net interest income                                      $4,023                             $3,942
                                                         ======                             ======
Net interest spread (1)                                              4.90%                              4.87%
                                                                     ====                               ====
Net interest margin (1)                                              5.15%                              5.21%
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

Rate/Volume Analysis. The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to:

*     changes in volume (change in volume multiplied by prior rate);
*     changes in rate (change in rate multiplied by current volume); and

*     total change in rate and volume.

Changes attributable to both rate and volume including the extra day in 2004 due to leap year have been allocated proportionately to the change due to volume and the change due to rate.


                                               Three Months Ended March 31, 2004 Compared
                                               to Three Months Ended March 31, 2003
                                               Increase/(Decrease) Due to Change In
                                               ------------------------------------------
                                                       Volume     Rate       Net
                                                       ------     ----       ---
                                                         (dollars in thousands)

Interest-earning assets:
  Federal funds sold and overnight deposits            $ (15)    $  (2)    $ (17)
  Interest bearing deposits in banks                      14       (12)        2
  Investments                                              1       (40)      (39)
  Loans, net                                             247      (467)     (220)
                                                       -----     -----     -----
      Total interest-earning assets                      247      (521)     (274)
Interest-bearing liabilities:
  Now accounts                                             5       (24)      (19)
  Savings and money market accounts                       11       (93)      (82)
  Time deposits                                          (42)     (215)     (257)
  Borrowed funds                                          27       (24)        3
                                                       -----     -----     -----
      Total interest-bearing liabilities                   1      (356)     (355)
                                                       -----     -----     -----
Net change in net interest income                      $ 246     $(165)    $  81
                                                       =====     =====     =====

Quarter Ended March 31, 2004 compared to Quarter Ended March 31, 2003.

Interest and Dividend Income. The Company's interest and dividend income decreased by $274 thousand, or 5.3%, to $4.87 million for the three months ended March 31, 2004, from $5.14 million for the three months ended March
31, 2003 in spite of average earning assets increasing by $7.7 million, or 2.5%, to $319.5 million for the three months ended March 31, 2004, from $311.7 million for the three months ended March 31, 2003. The increase in interest income resulting from the increase in average assets was more than offset by the lower rates earned on these assets in 2004 versus 2003. Average loans approximated $265.3 million for the three months ended March 31, 2004 up from $253.3 million for the three months ended March 31, 2003 or 4.7%. The $1.6 million or 12.6% increase in construction loans, the $943 thousand or 5.0% increase in commercial loans, the $2.9 million or 22.7% increase in loans to municipalities and the $16.2 million or 15.1% increase in commercial real estate loans was partially offset by the $1.3 million or 12.7% decrease in personal loans and a $8.4 million, or 10.0% decrease in residential real estate secured loans. There was $7.0 million of residential real estate and $309 thousand of commercial real estate loans sold during the first quarter of 2004 as management continued to manage it's long term interest rate risk by utilizing the secondary market for loan sales.

The average balance of investments (including mortgage-backed securities and Federal Home Loan Bank of Boston stock) increased by only $59 thousand to $44.74 million for the three months ended March 31, 2004, from $44.68 million for the three months ended March 31, 2003. The slight increase in the investment portfolio in 2004 reflects the continuing growth in our loan portfolio. The average level of federal funds sold and overnight deposits decreased by $5.8 million or 67.0%, to $2.9 million for the three months ended March 31, 2004, from $8.7 million for the three months ended March 31, 2003. The average balance in interest bearing deposits in banks increased by $1.5 million to $6.5 million from $5.1 million, or 28.9% increase. Interest income from non-loan instruments was $558 thousand for 2004 and $612 thousand for 2003 reflecting the decrease in yields and the overall decrease in volume.

Interest Expense. The Company's interest expense decreased by $355 thousand, or 29.6%, to $844 thousand for the three months ended March 31, 2004 from $1.2 million for the three months ended March 31, 2003 in spite of average interest-bearing liabilities increased by $3.0 million, or 1.2%, to $259.6 million for the three months ended March 31, 2004, from $256.7 million for the three months ended March

31, 2003. The increase in interest expense resulting from the increase in interest-bearing liabilities was more than offset by the lower rates paid in 2004 versus 2003. Average time deposits were $95.4 million for the three months ended March 31, 2004 and $101.3 million for the three months ended March 31, 2003, or a decrease of 5.9%. The average balances for money market and savings accounts increased by $3.7 million, or 3.5% to $111.2 million for the three months ended March 31, 2004, from $107.5 million for the three months ended March 31, 2003. The 7.5% or $3.0 million increase in Now accounts brought the average balance up to $43.5 million from $40.5 million. Management believes that customers have maintained very liquid positions during the last few years as they anticipate the interest rates paid on all deposit instruments will rise.

The average balance on funds borrowed has increased from $7.3 million for the three months ended March 31, 2003 to $9.5 million for the three months ended March 31, 2004 as the Company's subsidiary took down a short term Federal Home Loan Bank (FHLB) of Boston bullet advance of $3 million for liquidity purposes, match funded a $475 thousand loan with a long term amortizing advance and these were partially offset by continuing pay downs on amortizing Federal Home Loan Bank advances.

Noninterest Income. The Company's noninterest income increased $47 thousand, or 5.1%, to $962 thousand for the three months ended March 31, 2004 from $915 thousand for the three months ended March 31, 2003. Trust department income increased to $44 thousand for the three months of 2004 from $39 thousand in the same period of 2003 or a 12.8% increase primarily due to the increase in the stock market since the majority of the fee income is based on the market value of assets under management. There was a gain on the sale of securities in 2004 as one security was sold. Gain on sale of loans was stable between years at $180 thousand for 2004 and $182 thousand for 2003. Service fees (sources of which include, among others, deposit and loan servicing fees, ATM fees, and safe deposit fees) were flat between years and only increased by $2 thousand to $662 thousand for the three months ended March 31, 2004, from $660 thousand for the three months ended March 31, 2003. The main components of other income in both years are net servicing rights on loans sold and the increase in the cash surrender value of life insurance owned under the deferred compensation plan.

Noninterest Expense. The Company's noninterest expense increased $85 thousand, or 2.7%, to $3.2 million for the three months ended March 31, 2004, from $3.1 million for the three months ended March 31, 2003. Salaries were steady between the two quarters at $1.4 million as the normal salary growth of 2004 was masked by the 2003 first quarter accrual under a separation agreement with the former president of Citizens Savings Bank & Trust Company (Citizens). Pension and employee benefits increased $166 thousand, or 38.5%, to $597 thousand for the three months ended March 31, 2004, from $431 thousand for the three months ended March 31, 2003 mainly due to an $104 thousand increase in health insurance expense between years and a $58 thousand increase in pension plan costs as all the former eligible Citizens employees became eligible for the Unon Bank Defined Benefit Pension Plan effective January 1, 2004. Net occupancy expense increased $4 thousand, or 2.1%, to $192 thousand for the three months ended March 31, 2004, from $188 thousand for the three months ended March 31, 2003. Equipment expense decreased $12 thousand or 5.1% to $220 thousand for the three months ended March 31, 2004, from $232 thousand for the same period in 2002 reflecting savings from the merger of the two banks which was effective May 16, 2003. Net operation of other real estate owned was $15 thousand for the three months ended March 31, 2004 compared to $70 thousand for the same period in 2003. Other operating expenses were down $15 thousand or 2.0% to $743 thousand for the first three months of 2004 compared to $758 thousand for the same period in 2003 as the first quarter of 2003 included $61 thousand of costs associated with assimilating Citizens into Union Bank.

Income Tax Expense. The Company's income tax expense increased by $40 thousand, or 8.1%, to $535 thousand for the three months ended March 31, 2004, from $495 thousand for the comparable period of 2003, mainly due to increased net taxable income.

                             FINANCIAL CONDITION

At March 31, 2004, The Company had total consolidated assets of $350.1 million, including net loans and loans held for sale of $264.8 million, deposits of $294.5 million and stockholders' equity of $41.5 million. The Company's total assets decreased by $6.5 million or 1.8% to $350.0 million at March 31, 2004 from $356.6 million at December 31, 2003 which is part of the seasonality of our business and reflective of the sale of loans totaling $7.3 million during the first quarter of 2004. Total net loans and loans held for sale decreased by $3.7 million or 1.4% to $264.8 million or 75.6% of total assets at March 31, 2004 as compared to $268.5 million or 75.3% of total assets at December 31, 2003. Cash and cash equivalents, including federal funds sold and overnight deposits, decreased $1.6 million or 6.3% to $23.0 million at March 31, 2004 from $24.5 million at December 31, 2003.

Securities available-for-sale decreased from $44.4 million at December 31, 2003 to $43.3 million at March 31, 2004, a $1.0 million or 2.3% decrease. Securities maturing have not been replaced dollar for dollar in order to fund loan demand, our decision to currently hold in portfolio a portion of loans held-for-sale, and a seasonal decrease in our deposits.

Deposits decreased $10.8 million or 3.6% to $294.5 million at March 31, 2004 from $305.4 million at December 31, 2003 which is a seasonal fluctuation (See average balances in the Yields Earned and Rates Paid table on Page 12). Total borrowings increased $3.1 million to $10.3 million at March 31, 2004 from $7.2 million at December 31, 2003 as we took down $3 million in a short term advance to fund liquidity needs and a $475 thousand amortizing advance to match funding on a particular loan which were offset by continuing pay downs of older amortizing Federal Home Loan Bank advances.

Loan Portfolio. The Company's loan portfolio (including loans held for sale) primarily consists of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. As of March 31, 2004, the Company's gross loan portfolio totaled $268.0 million, or 76.6%, of assets, of which $113.0 million, or 42.2% of gross loans, consisted of residential mortgages and construction loans, and $108.8 million, or 40.5%, of total loans consisted of commercial real estate loans. As of such date, the Company's loan portfolio also included $21.5 million of commercial loans, $15.7 million of municipal loans, and $9.1 million of consumer loans representing, in order, 8.0%, 5.9% and 3.4% of total loans outstanding on March 31, 2004.

Gross loans and loans held for sale have decrease $3.7 million or 1.4% since December 31, 2003. An increase of $4.1 million or 4.0% in commercial real estate loans, an increase of $3.4 million or 19.3% in commercial loans, and an increase in municipal loans of $384 thousand or 2.5% was partially offset by a decrease of $7.3 million or 6.7% in residential real estate loans, a decrease of $4.1 million or 21.9% in loans held for sale and a $332 thousand or 3.5% decrease in consumer loans. The Company sold $7.3 million of loans held for sale during the first quarter of 2004.

The following table shows information on the composition of the Company's loan portfolio as of March 31, 2004 and December 31, 2003:


Loan Type                                         March 31, 2004      December 31, 2003
---------                                       -----------------     -----------------
                                                        (dollars in thousands)

Real Estate                                     $100,964     37.7%    $108,231     39.8%
Commercial real estate                           106,495     39.7%     102,366     37.7%
Commercial                                        21,325      7.9%      17,877      6.6%
Consumer                                           9,070      3.4%       9,402      3.5%
Municipal loans                                   15,730      5.9%      15,346      5.6%
Loans held for sale                               14,459      5.4%      18,524      6.8%
                                                --------    -----     --------    -----
      Total loans                                268,043    100.0%     271,746    100.0%

Deduct:
Allowance for loan losses                         (3,019)               (3,029)
Net deferred loan fees, premiums & discounts        (197)                 (185)
                                                --------              --------
                                                $264,827              $268,532
                                                ========              ========

The Company originates and sells residential mortgages into the secondary market, with most such sales made to the Federal Home Loan Mortgage Corporation (FHLMC) and the Vermont Housing Finance Agency (VHFA). Management expects to continue to use this strategy in an effort to protect our interest margin from the effect of making long term loans in a historically low interest rate environment. The Company services a $168.2 million residential mortgage portfolio, approximately $67.2 million of which is serviced for unaffiliated third parties at March 31, 2004. Additionally, the Company originates commercial real estate and commercial loans under various SBA programs that provide an agency guarantee for a portion of the loan amount. The Company occasionally sells the guaranteed portion of the loan to other financial concerns and will retain servicing rights, which generates fee income. The Company serviced $6.3 million of commercial and commercial real estate loans for unaffiliated third parties as of March 31, 2004. The
Company capitalizes servicing rights on these fees and recognizes gains and losses on the sale of the principal portion of these loans as they occur.
The unamortized balance of servicing rights on loans sold with servicing retained was $292 thousand at March 31, 2004 with an estimated market value that exceeded the book value.

In the ordinary course of business, the Company occasionally participates out a portion of commercial/commercial real estate loans to other financial institutions for liquidity or credit concentration management purposes. The total of loans participated out as of March 31, 2004 was $5.9 million.

Asset Quality. The Company, like all financial institutions, is exposed to certain credit risks including those related to the value of the collateral that secures its loans and the ability of borrowers to repay their loans. Management closely monitors the Company's loan and investment portfolios and other real estate owned for potential problems on a periodic basis and reports to the Company's and the subsidiary's Boards of Directors at regularly scheduled meetings.

The Company's loan review procedures include a credit quality assurance process that begins with approval of lending policies and underwriting guidelines by the Board of Directors, a loan review department, low individual lending limits for officers, Board approval for large credit relationships and a quality control process for loan documentation that includes post-closing reviews. The Company also maintains a monitoring process for credit extensions. The Company performs periodic concentration analyses based on various factors such as industries, collateral types, large credit sizes and officer portfolio loads. The Company has established underwriting guidelines to be followed by its officers. The Company monitors its delinquency levels for any negative or adverse trends. The Company continues to invest in its loan portfolio monitoring system to enhance its risk management capabilities. There can be no assurance, however, the Company's loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general or local economic conditions.

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

The Company had loans on nonaccrual status totaling $1.4 million or 0.53% of gross loans at March 31, 2004, $1.6 million or 0.58% at December 31, 2003 and $1.8 million or 0.75% at March 31, 2003. The aggregate interest income not recognized on such nonaccrual loans amounted to approximately $412 thousand and $380 thousand as of March 31, 2004 and 2003, respectively and $393 thousand as of December 31, 2003.

The Company had $2.0 million and $1.7 million in loans past due 90 days or more and still accruing at March 31, 2004 and December 31, 2003, respectively. At March 31, 2004, the Company had internally classified certain loans totaling $1.9 million and $1.7 million at December 31, 2003. In management's view, such loans represent a higher degree of risk and could become nonperforming loans in the future.

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

At March 31, 2004, the Company had acquired by foreclosure or through repossession real estate worth $210 thousand, consisting of one commercial property and one piece of undeveloped land. The balance at December 31, 2003 was $10 thousand.

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

For the quarter ended March 31, 2004, the methodology used to determine the provision for loan losses was unchanged from the prior year. The composition of the Company's loan portfolio remained relatively unchanged from December 31, 2003 and there was no material change in the lending programs or terms during the quarter.

The following table reflects activity in the allowance for loan losses for the three months ended March 31, 2004 and 2003:


                                      3 Months Ended, March 31,
                                      -------------------------
                                           2004       2003
                                           ----       ----
                                        (dollars in thousands)

Balance at the beginning of period        $3,029     $2,908
Charge-offs:
  Real Estate                                 26          -
  Commercial                                   -         10
  Consumer and other                           4         18
                                          ------     ------
      Total charge-offs                       30         28
                                          ------     ------
Recoveries:
  Real Estate                                  -          -
  Commercial                                   3         16
  Consumer and other                          17         17
                                          ------     ------
      Total recoveries                        20         33
                                          ------     ------

Net (charge-offs) recoveries                 (10)         5
Provision for loan losses                      -         42
                                          ------     ------
Balance at end of period                  $3,019     $2,955
                                          ======     ======

The following table shows the breakdown of the Company's allowance for loan loss by category of loan (net of loans held for sale) and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:


                                   March 31,           December 31,
                                      2004                 2003
                               -----------------    -----------------
                                       (dollars in thousands)
                               Amount    Percent    Amount    Percent
                               ------    -------    ------    -------

Real Estate
  Residential                  $  528     31.9%     $  525     31.9%
  Commercial                    1,705     42.0%      1,578     42.7%
  Construction                    166      6.6%        183      7.2%
Other Loans
  Commercial                      382      8.4%        336      7.1%
  Consumer installment            140      3.6%        145      3.7%
  Home equity loans                25      1.3%         25      1.3%
  Municipal, Other and
   Unallocated                     73      6.2%        237      6.1%
                               ------    -----      ------    -----
      Total                    $3,019    100.0%     $3,029    100.0%
                               ======    =====      ======    =====
Ratio of Net Charge Offs to
 Average Loans not held
 for sale (1)                             0.02%                0.00%
                                         -----                -----
Ratio of Allowance for Loan
 Losses to Loans not held
 for sale                                 1.19%                1.20%
                                         -----                -----

<F1>  Annualized

Management of the Company believes that the allowance for loan losses at March 31, 2004 is adequate to cover losses inherent in the Company's loan portfolio as of such date. However there can be no assurance that the Company will not sustain losses in future periods, which could be greater than the size of the allowance at March 31, 2004. See CRITICAL ACCOUNTING POLICIES.

While the Company recognizes that any economic slowdown may adversely impact its borrowers' financial performance and ultimately their ability to repay their loans, management continues to be cautiously optimistic about the key credit indicators from the Company's loan portfolio.

Investment Activities At March 31, 2004 the reported value of investment securities available-for-sale was $43.3 million or 12.4% of its assets. The Company had no securities classified as held-to-maturity or trading securities. The reported value of securities available-for-sale at March 31, 2004, reflects a positive valuation adjustment of $1.5 million. The offset of this adjustment, net of income tax effect, was a $982 thousand increase in the Company's other comprehensive income component of stockholders' equity and a decrease in net deferred tax assets of $506 thousand.

At December 31, 2003, the Company had one debt security and two equity securities with a fair value of $662 thousand that had unrealized losses of $55 thousand that had existed for more than 12 months. Those same three securities are still in a loss position as of March 31, 2004 but their market value has increased to $670 thousand and the unrealized loss is now $47 thousand. Management believes that the trend in market value will continue to improve and has not identified any credit issues that would lead us to believe that the decline in market value is other than temporary.

Deposits. The following table shows information concerning the Company's average deposits by account type, and the weighted average nominal rates at which interest was paid on such deposits for the periods ending March 31, 2004 and December 31, 2003:


                             Three Months Ended, March 31,          Year Ended December 31,
                                          2004                                2003
                            -------------------------------     -------------------------------
                                                  (dollars in thousands)
                                        Percent                             Percent
                            Average     Of Total    Average     Average     of Total    Average
                             Amount     Deposits     Rate        Amount     Deposits     Rate
                            -------     --------    -------     -------     --------    -------

Non-time deposits:
  Demand deposits           $ 46,152      15.6%                 $ 42,341      14.4%
  Now accounts                43,521      14.7%      0.40%        43,349      14.7%      0.51%
  Money Markets               64,967      21.9%      0.86%        64,417      21.9%      1.05%
  Savings                     46,251      15.6%      0.62%        44,574      15.2%      0.81%
                            --------    ------                  --------    ------
Total non-time deposits:     200,891      67.8%                  194,681      66.2%
                            --------    ------                  --------    ------
Time deposits:
  Less than $100,000          66,133      22.3%      2.11%        72,084      24.5%      2.70%
  $100,000 and over           29,217       9.9%      2.14%        27,348       9.3%      2.43%
                            --------    ------                  --------    ------
Total time deposits           95,350      32.2%                   99,432      33.8%
                            --------    ------                  --------    ------

Total deposits              $296,241    100.00%      1.03%      $294,113    100.00%      1.31%
                            ========    ======       ====       ========    ======       ====

The following table sets forth information regarding the amounts of the Company's time deposits in amounts of $100,000 or more at March 31, 2004 and December 31, 2003 that mature during the periods indicated:


                   March 31, 2004    December 31, 2003
                   --------------    -----------------
                          (dollars in thousands)

Within 3 months        $14,806            $ 9,399
3 to 6 months            1,518             16,264
6 to 12 months           3,975              3,820
Over 12 months           4,436                379
                       -------            -------
                       $24,735            $29,862
                       =======            =======

Borrowings. Borrowings from the Federal Home Loan Bank of Boston (FHLB) were $10.3 million at March 31, 2004 at a weighted average rate of 3.58%. Borrowings from the FHLB of Boston were $7.2 million at December 31, 2003 at a weighted average rate of 4.43%. The change between year end 2003 and the end of the first quarter of 2004 is a net increase of $3.1 million which was comprised of borrowing $3 million for short term liquidity needs, $475 thousand in a long term amortizer advance to match funding on a new loan and offset by continuing paydowns on amortizing advances.

                       OTHER FINANCIAL CONSIDERATIONS

Market Risk and Asset and Liability Management. Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. The Company's market risk arises primarily from interest rate risk inherent in its lending, investing and deposit taking activities as yields on assets change in a different time period or in a different amount from that of interest costs on liabilities. Many other factors also affect the Company's exposure to changes in interest rates, such as general economic and financial conditions, competitive pressures, customer preferences, and historical pricing relationships.

The earnings of the Company and its principal subsidiary are affected not only by general economic conditions, but also by the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve System. The monetary policies of the Federal Reserve System influence to a significant extent the overall growth of loans, investments and deposits; the level of interest rates earned on assets and paid for liabilities; and interest rates charged on loans and paid on deposits. The nature and impact of future changes in monetary policies are often not predictable.

A key element in the process of managing market risk involves direct involvement by senior management and oversight by the Board of Directors as to the level of risk assumed by the Company in its balance sheet. The Board of Directors reviews and approves risk management policies, including risk limits and guidelines and reviews quarterly our current position in relationship to those limits and guidelines. Daily oversight functions are delegated to the Asset Liability Management Committee ("ALCO"). The ALCO, consisting of senior business and finance officers, actively measures, monitors, controls and manages its interest rate risk exposure that can significantly impact the Company's financial position and operating results. The Company does not have any market risk sensitive instruments acquired for trading purposes. The Company attempts to structure its balance sheet to maximize net interest income and shareholder value while controlling its exposure to interest rate risk. The ALCO formulates strategies to manage interest rate risk by evaluating the impact on earnings and capital of such factors as current interest rate forecasts and economic indicators, potential changes in such forecasts and indicators, liquidity, and various business strategies. The ALCO's methods for evaluating interest rate risk include an analysis of the Company's interest-rate sensitivity "gap", which provides a static analysis of the maturity and repricing characteristics of the Company's entire balance sheet, and a simulation analysis, which calculates projected net interest income based on alternative balance sheet and interest rate scenarios, including "rate shock" scenarios involving immediate substantial increases or decreases in market rates of interest.

The Company's ALCO meets weekly to set loan and deposit rates, make investment decisions, monitor liquidity and evaluate the loan demand pipeline. Deposit runoff is monitored daily and loan prepayments evaluated monthly. The Company historically has maintained a substantial portion of its loan portfolio on a variable rate basis and plans to continue this Asset/Liability Management (ALM) strategy in the future. Portions of the variable rate loan portfolio have interest rate floors and caps which are taken into account by the Company's ALM modeling software to predict interest rate sensitivity, including prepayment risk. The investment portfolio is all classified as available-for-sale and the modified duration is relatively short. The Company does not utilize any derivative products or invest in any "high risk" instruments.

The Company's interest rate sensitivity analysis (simulation) as of December 2003 for a flat rate environment projected a Net Interest Income of $3.906 million for the first three months of 2004 compared to actual results of $4.023 million in a flat rate environment, or a 3% difference. Net income was projected to be $1.248 million in a flat rate environment compared to actual results of $1.274 million. Return on Assets was projected to be 1.45% in a flat rate environment and actual results were 1.46%. Return on Equity was projected to be 12.67% in a flat rate environment compared to actual of 12.40%.

Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements. The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, interest rate caps and floors written on adjustable rate loans, commitments to participate in or sell loans and commitments to buy or sell securities. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.

The Company generally requires collateral or other security to support financial instruments with credit risk. As of March 31, 2004, the contract or notional amount of financial instruments whose contract or notional amount represents credit risk were as follows rounded to the nearest thousand:


Commitments to extend credit                                  $30,366
                                                              -------
Standby letters of credit                                     $   985
                                                              -------
Credit Card arrangements                                      $ 2,324
                                                              =======
Home Equity Lines of Credit                                   $ 4,762
                                                              -------

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

The Company's contractual obligations at March 31, 2004 are substantially unchanged from December 31, 2003 with the exception of the change in balances in the deposits and borrowings which are discussed in the "Financial Condition" section earlier.

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

The following table shows the Company's rate sensitivity analysis as of March 31, 2004:


                                                                          March 31, 2004
                                                                    Cumulative repriced within
                                              3 Months     4 to 12     1 to 3      3 to 5       Over 5
                                               or Less      Months     Years        Years        Total        Total
                                              --------     -------     ------      ------       ------        -----
                                                            (dollars in thousands, by repricing date)

Interest sensitive assets:
  Federal funds sold
   overnight deposits                         $  2,762     $     -     $     -     $     -     $      -     $  2,762
  Interest bearing deposits in banks               787       1,863       2,260       1,179          232        6,321
  Securities available-for-sale (1)              2,338       7,825      13,644       8,188       10,233       42,228
  FHLB Stock                                         -           -           -           -        1,241        1,241
  Loans and loans held for sale (2)            116,098      47,995      54,666      31,747       17,340      267,846
                                              --------     -------     -------     -------     --------     --------
      Total interest sensitive assets         $121,985     $57,683     $70,570     $41,114     $ 29,046     $320,398
                                              ========     =======     =======     =======     ========     ========

Interest sensitive liabilities:
  Time deposits                               $ 29,741     $36,180     $23,163     $ 2,795            -     $ 91,879
  Money markets                                  9,253           -           -           -       56,905       66,158
  Regular savings                               12,775           -           -           -       35,046       47,821
  NOW accounts                                  18,448           -           -           -       23,046       41,494
  Borrowed funds (3)                               328       4,007       2,860       3,132            -       10,327
                                              --------     -------     -------     -------     --------     --------
      Total interest sensitive liabilities    $ 70,545     $40,187     $26,023     $ 5,927     $114,997     $257,679
                                              ========     =======     =======     =======     ========     ========

Net interest rate sensitivity gap               51,440      17,496      44,547      35,187      (85,951)      62,719
Cumulative net interest rate
 sensitivity gap                                51,440      68,936     113,483     148,670       62,719
Cumulative net interest rate
 sensitivity gap as a
 percentage of total assets                      14.69%      19.69%      32.42%      42.47%       17.92%
Cumulative net interest rate sensitivity
 gap as a percentage of total
 interest-sensitive assets                       16.06%      21.52%      35.42%      46.40%       19.58%
Cumulative net interest rate sensitivity
 gap as a percentage of total
 interest-sensitive liabilities                  19.96%      26.75%      44.04%      57.70%       24.34%

<F1>  Securities available-for-sale exclude marketable equity securities with a fair value of $1.1 million that may be sold by the Company at any time.
<F2>  Balances shown net of unearned income of $197 thousand.
<F3>  Estimated repayment assumptions considered in Asset/Liability model.

Simulation Analysis. In its simulation analysis, the Company uses computer software to simulate the estimated impact on net interest income and capital (Net Fair Value) under various interest rate scenarios, balance sheet trends, and strategies. These simulations incorporate assumptions about balance sheet dynamics such as loans and deposit growth, product pricing, prepayment speeds on mortgage related assets and principal maturities on other financial instruments, and changes in funding mix. While such assumptions are inherently uncertain as actual rate changes rarely follow any given forecast and asset-liability pricing and other model inputs usually do not remain constant in their historical relationships, management believes that these assumptions are reasonable. Based on the results of these simulations, the Company is able to quantify its estimate of interest rate risk and develop and implement appropriate strategies.

The following chart reflects the results of our latest simulation analysis for each of the next two year ends on Net Interest Income, Net Income, Return on Assets, Return on Equity and Net Fair Value Ratio. The projection utilizes a rate shock of up 300 basis points and down 100 basis points from the current prime rate of 4.00%, this rise is the highest internal slope monitored and down 100 basis points was chosen as with the current historic low level of interest rates the potential for interest-bearing deposit accounts to respond to further drops in projected rates is limited, therefore calculations for rate decreases greater than 100 basis points would have been misleading. This slope range was determined to be the most relevant during this economic cycle.

                           UNION BANKSHARES, INC.
                  INTEREST RATE SENSITIVITY ANALYSIS MATRIX
                               MARCH 31, 2004
                               (in thousands)


                                                            Return    Return
                                                              on        on      Net Fair
    Year       Prime    Net Interest    Change      Net     Assets    Equity      Value
   Ending      Rate        Income         %       Income      %         %         Ratio
   ------      -----    ------------    ------    ------    ------    ------    --------

December-04    7.00        18,226       14.00      6,625     1.87     16.10       7.46
               4.00        15,987        0.00      5,123     1.45     12.63      11.45
               3.00        15,164       (5.15)     4,572     1.29     11.33      12.52

December-05    7.00        20,920       27.25      8,459     2.31     18.84       7.55
               4.00        16,440        0.00      5,455     1.50     13.00      11.52
               3.00        14,784      (10.70)     4,347     1.20     10.64      12.76

The resulting effect of these estimates on Net Interest Income and the Net Fair Value Ratio for December 31, 2004 are within the approved ALCO guidelines. The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.

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

In addition, as Union Bank is a member of the FHLB of Boston, it has access to pre-approved lines of credit up to 4.1% of total assets. Union Bank maintains a $4 million pre-approved Federal Fund line of credit with an upstream correspondent bank and a repurchase agreement line with a selected brokerage house, there were no balances outstanding on either.

While scheduled loan and securities payments and FHLB advances are relatively predictable sources of funds, deposit flows and prepayments on loans and mortgage-backed securities are greatly influenced by general interest rates, economic conditions, and competition. The Company's liquidity is actively managed on a daily basis, monitored by the ALCO, and reviewed periodically with the subsidiary's Board of Directors. The Company's ALCO sets liquidity targets based on the Company's financial condition and existing and projected economic and market conditions. The committee measures the Company's marketable assets and credit available to fund liquidity requirements and compares the adequacy of that aggregate amount against the aggregate amount of the Company's sensitive or volatile liabilities, such as core deposits and time deposits in excess of $100,000, term deposits with short maturities, and credit commitments outstanding. The committee's primary objective is to manage the Company's liquidity position and funding sources in order to ensure that it has the ability to meet its ongoing commitment to its depositors, to fund loan commitments, and to maintain a portfolio of investment securities. Since many of the loan commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company's management monitors current and projected cash flows and adjusts positions as necessary to maintain adequate levels of liquidity. Although approximately 72.4% of the Company's time deposits will mature within twelve months, management believes, based upon past experience, that Union Bank will retain a substantial portion of these deposits. Management will continue to offer a competitive but prudent pricing strategy to facilitate retention of such deposits. Any reduction in total deposits could be offset by purchases of federal funds, short-term FHLB of Boston borrowings, or liquidation of investment securities or loans held for sale. Such steps could result in an increase in the Company's cost of funds and adversely impact the net interest margin. Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. However, any projections of future cash need and flows are subject to substantial uncertainty. We continually evaluate opportunities to buy/sell securities and loans held-for-sale, obtain credit facilities from lenders, or restructure our debt for strategic reasons or to further strengthen our financial position.

Capital Resources. Our capital management is designed to maintain an optimum level of capital in a cost-effective structure that: meets our target regulatory ratios; supports our internal assessment of economic capital; funds our business strategies; and builds long-term stockholder value. In support of these goals a three-for-two stock split was declared and effected in the form of a stock dividend payable August 8, 2003. The information presented in the following paragraphs regarding our capital has been retroactively adjusted to reflect the split.

The total dollar value of Union's stockholders' equity was $41.5 million at March 31, 2004 reflecting net income of $1.27 million for the first three months of 2004, less dividends paid of $1.00 million, compared to $41.0 million at year end 2003. Union Bankshares, Inc. has 5 million shares of $2.00 par value common stock authorized. As of March 31, 2004, the Company had 4,911,261 shares issued, of which 4,550,313 were outstanding and 360,948 were held in Treasury. Also as of March 31, 2004, there were outstanding employee incentive stock options with respect to 16,925 shares of the Company's common stock, granted pursuant to Union Bankshare's 1998 Incentive Stock Option Plan. Of the 75,000 shares authorized for issuance under the 1998 Plan, 51,950 shares remain available for future option grants.

On March 17, 2004, the Company terminated a stock repurchase program that authorized the repurchase of up to 100,000 shares of common stock and that had been open since October 17, 2001. Under the program the Company had repurchased 6,672 shares, for a total cost of $129.5 thousand. No repurchases had been made since 2001.

During the quarter ended March 31, 2004, the Compamy granted to certain executive officers of Union Bankshares or it's subsidiary, Union Bank, incentive stock options with respect to an aggregate of 3,250 shares of its common stock, pursuant to its 1998 Incentive Stock Option Plan. The exercise price of all such options represented the fair market value of the shares on the date of grant. Participation in Union Bankshares' 1998 Incentive Stock Option Plan is limited to those (currently 5 active participants) selected by the Board. During the same period, no incentive stock options granted pursuant to the 1998 plan were exercised.

Union Bank and Union Bankshares, Inc. are subject to various regulatory capital requirements administered by the federal banking agencies. Management believes, as of March 31, 2004 that they both meet all capital adequacy requirements to which they are subject. As of March 31, 2004, the most recent calculations categorize both as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the companies must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed either companies' category.

Union Bank's and the Company's actual capital amounts and ratios as of March 31, 2004 are presented in the table:


                                                                                       Minimums
                                                                                      To Be Well
                                                                  Minimums        Capitalized Under
                                                                 For Capital      Prompt Corrective
                                               Actual           Requirements      Action Provisions
                                          ----------------    ----------------    -----------------
                                           Amount    Ratio     Amount    Ratio     Amount     Ratio
                                           ------    -----     ------    -----     ------     -----
                                                            (dollars in thousands)

As of March 31, 2004:
Total capital to risk weighted assets
  Union Bank                              $42,720    18.05%   $18,934    8.0%     $23,668     10.0%
  Company                                  43,563    18.37%    18,971    8.0%      12,714     10.0%

Tier I capital to risk weighted assets
  Union Bank                              $39,661    16.76%   $ 9,466    4.0%     $14,198      6.0%
  Company                                  40,498    17.08%     9,484    4.0%      14,226      6.0%

Tier I capital to average assets
  Union Bank                              $39,661    11.39%   $13,928    4.0%     $17,410      5.0%
  Company                                  40,998    11.57%    14,174    4.0%         N/A      N/A

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

Item 4.  Controls and Procedures.

The Company's chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the report date and concluded that those disclosure controls and procedures are effective in alerting them in a timely manner to material information about the Company and its consolidated subsidiary required to be disclosed in the Company's periodic reports filed with the Securities and Exchange Commission.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits
      31.1  Certification of the Chief Executive Officer pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.
      31.2  Certification of the Chief Financial Officer pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.
      32.1  Certification of the Chief Executive Officer pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.
      32.2  Certification of the Chief Financial Officer pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Current Reports on Form 8-K

During 2004 the Company has filed 8-K reports relating to the following:

      1. Report to Stockholders on First Quarter Results for 2004 filed on April 27, 2004
      2. Press Release announcing dividend declaration and first quarter earnings for 2004 filed on April 15, 2004.
      3. Union Bankshares, Inc. Company Overview dated December 31, 2003 and notification of the termination of the stock buyback program filed on March 19, 2004.
      4. Report to Stockholders on Fourth Quarter Results for 2003 filed on January 28, 2004.
      5. Press Release announcing dividend declaration and fourth quarter earnings for 2003 filed on January 14, 2004.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

May 13, 2004                           Union Bankshares, Inc.

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

                                EXHIBIT INDEX

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.