Form 10-K/A
period 2003-12-31
UNION BANKSHARES INC
filed 2004-05-25
CIK 706863

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-K/A
                               Amendment No. 2

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

                        Common Stock, $2.00 par value
                        -----------------------------
                              (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes____X____ No_________
                                                  ---------    ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes_________ No____X____
                                      ---------    ---------

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

                     DOCUMENTS INCORPORATED BY REFERENCE

Specifically designated portions of the following documents are incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

                             Document                                 Part
                             --------                                 ----

Annual Report to Shareholders for the year ended December 31, 2003    I, II
Proxy Statement for the 2004 Annual Meeting of Shareholders           III


EXPLANATORY NOTE: The sole purpose of this Amendment No. 2 to the Company's 2003 Annual Report on Form 10-K is to file as an additional exhibit (designated herein as Exhibit 14(ii)) the Company's general Code of Ethics, which is applicable to all of the Company's directors, officers and employees. The Company's Code of Ethics for Senior Financial Officers and the Chief
Executive Officer was previously filed as Exhibit 14 to the Company's
2003 Annual Report on Form 10-K, filed with the Commission on March 30, 2004, and is re-designated herein as Exhibit 14(i) to such Report.

                           UNION BANKSHARES, INC.
                             Table of Contents*


Part III

      Item 10-Directors and Executive Officers of the Registrant             3

Part IV

Item 15 - Exhibits, Financial Statement Schedules and Reports on Form 8-K    3

Signatures                                                                   5
Exhibit Index                                                                6
-----------------------------------------------------------------------------

--------------------
* No changes to Parts I and II (Items 1 through 9A), or items 11, 12, 13 and 14 of Part III, of the Company's 2003 Annual Report on Form 10-K filed with the Commission on March 30, 2004

Part III - Item 10 Directors and Executive Officers of the Registrant

The Company has adopted (i) a Code of Ethics for Senior Financial Officers and the Chief Executive Officer and (ii) a Code of Ethics applicable generally to all directors, officers and employees of the Company. Such Codes of Ethics are filed as Exhibits 14(i) and 14(ii), respectively, to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

The following information from the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders is hereby incorporated by reference:

Listing of the names, ages, principal occupations and business experience of the directors under the caption "PROPOSAL I: TO ELECT DIRECTORS"

Listing of the names, ages, titles and business experience of the executive officers under the caption "EXECUTIVE OFFICERS"

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 under the caption "SHARE OWNERSHIP INFORMATION -
Section 16(a) Beneficial Ownership Reporting Compliance" and

Information regarding the Company's Audit Committee under the caption "Board Committees."

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

Item No:
  3.1 Amended and Restated Articles of Incorporation of Union Bankshares, Inc. (as of May 7, 1997), previously filed with the Commission as Exhibit 3.1 to the Company's Registration Statement on Form S-4 (#333-82709) and incorporated herein by reference.
  3.2 Amendment filed May 19, 1998 to Amended and Restated Articles of Association of Union Bankshares, Inc., adding new sections 8 and 9, previously filed with the Commission as Exhibit 3.1 to the Company's Registration Statement on Form S-4 (#333-82709) and incorporated herein by reference.
  3.3 Amendment filed November 24, 1999 to Amended and Restated Articles of Association of Union Bankshares, Inc. increasing the authorized common shares to 5,000,000, previously filed with the Commission on December 10, 1999 as Exhibit 3.3 to the Company's Current Report on Form 8-K 12g3, and incorporated herein by reference.
  3.4 Bylaws of Union Bankshares, Inc., as amended, previously filed with the Commission as Exhibit 3.1 to the Company's Registration Statement on Form S-4 (#333-82709) and incorporated herein by reference.
 10.1 Stock Registration Agreement dated as of February 16, 1999, among Union Bankshares, Inc., Genevieve L. Hovey, individually and as Trustee of the Genevieve L. Hovey Trust (U.A. dated 8/22/89), and Franklin G. Hovey, II, individually, previously filed with the Commission as Exhibit 3.1 to the Company's Registration Statement on Form S-4 (#333-82709) and incorporated herein by reference.
 10.2 1998 Incentive Stock Option Plan of Union Bankshares, Inc. and Subsidiary, previously filed with the Commission as Exhibit 3.1 to the Company's Registration Statement on Form S-4 (#333-82709) and incorporated herein by reference.*
 10.3 Form of Union Bankshares, Inc. Deferred Compensation Plan and Agreement, previously filed with the Commission as Exhibit 10.3 to the Company's 2001 Form 10-K and incorporated here in by reference.*
 11 Statement re: Computation of per share earnings: See Note 1 to the consolidated financial statements for details on earnings per share computations for 2003, 2002 and 2001
 13.1 The following specifically designated portions of Union's 2003 Annual Report to Shareholders have been incorporated by reference in this Report on Form 10-K, is filed herewith: pages 11 to 58**
 14(i) Code of Ethics for Senior Financial Officers and the Chief Executive Officer**

 14(ii)     Code of Ethics (for all directors, officers and employees)
 21         Subsidiary of Union Bankshares, Inc.
                Union Bank, Morrisville, Vermont
 31.1       Certifications of Chief Executive Officer pursuant to Section
            302 of the Sarbanes-Oxley Act of 2002***
 31.2       Certifications of Chief Financial Officer pursuant to Section
            302 of the Sarbanes-Oxley Act of 2002**
 32.1       Certification of the Chief Executive Officer pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002**
 32.2       Certification of the Chief Financial Officer pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002**
      (3)   Reports on Form 8-K
            a)    Form 8-K filed on October 17, 2003 to report third
                  quarter and year-to-date earnings and the declaration of a dividend.
            b)    Form 8-K filed on October 31, 2003 to report we mailed
                  our internal, unaudited Third Quarter 2003 Report to our shareholders.

*     denotes management contract or compensatory plan.
** previously filed with the Commission as an exhibit to the Company's 2003 Annual Report on Form 10-K (as amended).
*** supplements the certifications previously filed with the Commission as exhibits to the Company's 2003 Annual Report on Form 10-K
      (as amended).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to the registrant's report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized, as of May 25, 2004.

Union Bankshares, Inc.
By: /s/ Kenneth D. Gibbons
    ----------------------
    Kenneth D. Gibbons
    President and Chief Executive Officer

                                EXHIBT INDEX

 3.1 Amended and Restated Articles of Incorporation of Union Bankshares, Inc. (as of May 7, 1997), previously filed with the Commission as Exhibit 3.1 to the Company's Registration Statement on Form S-4 (#333-82709) and incorporated herein by reference.
 3.2 Amendment filed May 19, 1998 to Amended and Restated Articles of Association of Union Bankshares, Inc., adding new sections 8 and 9, previously filed with the Commission as Exhibit 3.1 to the Company's Registration Statement on Form S-4 (#333-82709) and incorporated herein by reference.
 3.3 Amendment filed November 24, 1999 to Amended and Restated Articles of Association of Union Bankshares, Inc. increasing the authorized common shares to 5,000,000, previously filed with the Commission on December 10, 1999 as Exhibit 3.3 to the Company's Current Report on Form 8-K 12g3, and incorporated herein by reference.
 3.4 Bylaws of Union Bankshares, Inc., as amended, previously filed with the Commission as Exhibit 3.1 to the Company's Registration Statement on Form S-4 (#333-82709) and incorporated herein by reference.
10.1 Stock Registration Agreement dated as of February 16, 1999, among Union Bankshares, Inc., Genevieve L. Hovey, individually and as Trustee of the Genevieve L. Hovey Trust (U.A. dated 8/22/89), and Franklin G. Hovey, II, individually, previously filed with the Commission as Exhibit 3.1 to the Company's Registration Statement on Form S-4 (#333-82709) and incorporated herein by reference.
10.2 1998 Incentive Stock Option Plan of Union Bankshares, Inc. and Subsidiary, previously filed with the Commission as Exhibit 3.1 to the Company's Registration Statement on Form S-4 (#333-82709) and incorporated herein by reference.*
10.3 Form of Union Bankshares, Inc. Deferred Compensation Plan and Agreement, previously filed with the Commission as Exhibit 10.3 to the Company's 2001 Form 10-K and incorporated here in by reference.*
11 Statement re: Computation of per share earnings: See Note 1 to the consolidated financial statements for details on earnings per share computations for 2003, 2002 and 2001
13.1 The following specifically designated portions of Union's 2003 Annual Report to Shareholders have been incorporated by reference in this Report on Form 10-K, is filed herewith: pages 11 to 58**
14(i) Code of Ethics for Senior Financial Officers and the Chief Executive Officer**
14(ii)   Code of Ethics (for all director, officers and employees)
21       Subsidiary of Union Bankshares, Inc.
             Union Bank, Morrisville, Vermont
31.1 Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***
31.2 Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
      (4)   Reports on Form 8-K
            c) Form 8-K filed on October 17, 2003 to report third quarter and year-to-date earnings and the declaration of a dividend.
            d) Form 8-K filed on October 31, 2003 to report we mailed our internal, unaudited Third Quarter 2003 Report to our shareholders.

*     denotes management contract or compensatory plan.
** previously filed with the Commission as an exhibit to the Company's 2003 Annual Report on Form 10-K (as amended).
*** supplements the certifications previously filed with the Commission as exhibits to the Company's 2003 Annual Report on Form 10-K
      (as amended).