Form 10-K/A
period 2003-12-31
UNION BANKSHARES INC
filed 2004-06-01
CIK 706863

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-K/A
                               Amendment No. 3

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

                     DOCUMENTS INCORPORATED BY REFERENCE

Specifically designated portions of the following documents are incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

                             Document                                 Part
                             --------                                 ----

Annual Report to Shareholders for the year ended December 31, 2003    I, II
Proxy Statement for the 2004 Annual Meeting of Shareholders           III


EXPLANATORY NOTE: The sole purpose of this Amendment No. 3 to the Company's 2003 Annual Report on Form 10-K is to include the Chief Financial Officer's updated certification under Section 302 of the federal Sarbanes-Oxley Act of 2002 in connection with the information and documents filed with the Commission as Amendment No. 2 to the Company's 2003 Annual Report on Form 10-K (filed for the purpose of making publicly available the Company's general Code of Ethics applicable to all directors, officers and employees). The Chief Financial Officer was out of the country, and therefore not available to execute her certification, on May 25, 2004, the filing date of Amendment No. 2.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 3 to the registrant's report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized, as of June 1, 2004.

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