Form 10-Q
period 2004-06-30
UNION BANKSHARES INC
filed 2004-08-13
CIK 706863

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

                For the quarterly period ended: June 30, 2004

                      Commission file number: 001-15985

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 2, 2004:
      Common Stock, $2 par value                       4,551,213 shares

                           UNION BANKSHARES, INC.
                              TABLE OF CONTENTS



PART 1  FINANCIAL INFORMATION


Item 1.  Financial Statements.

Consolidated Financial Statements.
  Union Bankshares, Inc. and Subsidiary
  Consolidated Balance Sheets                                            3
  Consolidated Statements of Income                                      4
  Consolidated Statement of Changes in Stockholders' Equity              5
  Consolidated Statements of Cash Flows                                  6
Notes to Consolidated Financial Statements                               8

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     10
Item 3.  Quantitative and Qualitative Disclosures About Market Risk     30
Item 4.  Controls and Procedures                                        31

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.                                             31
Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases
          of Equity Securities                                          31
Item 4.  Submission of Matters to Vote of Security Holders              31
Item 6.  Exhibits and Reports on Form 8-K                               32

Signatures                                                              32

Item 1.  Financial Statements

Union Bankshares, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)
(Dollars in Thousands)


                                                              June 30,    December 31,
                                                                2004          2003
                                                                ----          ----

Assets
  Cash and due from banks                                     $ 14,851      $ 23,624
  Federal funds sold and overnight deposits                        234           916
                                                              --------      --------
    Cash and cash equivalents                                   15,085        24,540
  Interest bearing deposits in banks                             6,514         6,520
  Securities available-for-sale                                 46,252        44,370
  Loans held for sale                                           12,521        18,524
  Loans                                                        253,771       253,222
    Allowance for loan losses                                   (3,023)       (3,029)
    Unearned net loan fees                                        (193)         (185)
                                                              --------      --------
      Net loans                                                250,555       250,008
                                                              --------      --------
  Accrued interest receivable                                    1,533         1,652
  Premises and equipment, net                                    4,929         4,447
  Other real estate owned                                          210            10
  Other assets                                                   6,485         6,486
                                                              --------      --------

      Total assets                                            $344,084      $356,557
                                                              ========      ========

Liabilities and Stockholders' Equity:

Liabilities:
  Deposits:
    Non-interest bearing                                      $ 47,852      $ 48,366
    Interest bearing                                           239,139       257,016
                                                              --------      --------
      Total deposits                                           286,991       305,382
  Borrowed funds                                                13,035         7,223
  Accrued interest and other liabilities                         3,072         2,965
                                                              --------      --------
      Total liabilities                                        303,098       315,570
                                                              --------      --------

Stockholders' Equity:
  Common stock, $2 par value; 5,000,000 shares authorized;
   4,911,861 shares issued at 6/30/04 and 4,911,261 issued
   at 12/31/03                                                   9,824         9,822
  Paid-in capital                                                   62            55
  Retained earnings                                             32,648        32,071
  Treasury stock at cost; 360,948 shares at 6/30/04
   and 12/31/03                                                 (1,722)       (1,722)
  Accumulated other comprehensive income                           174           761
                                                              --------      --------
      Total stockholders' equity                                40,986        40,987
                                                              --------      --------

      Total liabilities and stockholders' equity              $344,084      $356,557
                                                              ========      ========

See accompanying notes to the unaudited consolidated financial statements

Union Bankshares, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)


                                                             Three Months Ended         Six Months Ended
                                                                  June 30,                  June 30,
                                                           ----------------------    ----------------------
(Dollars in Thousands except Per Share Data)                  2004         2003         2004         2003
                                                              ----         ----         ----         ----

Interest income:
  Interest and fees on loans                               $   4,341    $   4,573    $   8,650    $   9,102
  Interest on debt securities
    Taxable                                                      432          390          866          851
    Tax exempt                                                    54           60          107          122
  Dividends                                                       15           15           32           34
  Interest on federal funds sold and overnight deposits            7           25           12           48
  Interest on interest bearing deposits in banks                  53           46          102           93
                                                           ---------    ---------    ---------    ---------
      Total interest income                                    4,902        5,109        9,769       10,250
                                                           ---------    ---------    ---------    ---------

Interest expense:
  Interest on deposits                                           726        1,024        1,482        2,139
  Interest on borrowed funds                                      91           87          179          172
                                                           ---------    ---------    ---------    ---------
      Total interest expense                                     817        1,111        1,661        2,311
                                                           ---------    ---------    ---------    ---------

      Net interest income                                      4,085        3,998        8,108        7,939

Provision for loan losses                                          -           42            -           84
                                                           ---------    ---------    ---------    ---------

Net interest income after provision for loan losses            4,085        3,956        8,108        7,855
                                                           ---------    ---------    ---------    ---------

Noninterest income:
  Trust income                                                    47           42           91           80
  Service fees                                                   694          665        1,356        1,322
  Net gains on sales of securities                                 -            -           25            -
  Net gains on sales of loans held for sale                       54           45          234          227
  Other income                                                    75           38          126           77
                                                           ---------    ---------    ---------    ---------
                                                                 870          790        1,832        1,706
                                                           ---------    ---------    ---------    ---------

Noninterest expenses:
  Salaries and wages                                           1,312        1,350        2,721        2,763
  Pension and employee benefits                                  529          465        1,126          928
  Occupancy expense, net                                         189          169          381          357
  Equipment expense                                              221          217          441          447
  Net operation of other real estate owned                        20           10           35           79
  Other expenses                                                 878          882        1,621        1,609
                                                           ---------    ---------    ---------    ---------
                                                               3,149        3,093        6,325        6,183
                                                           ---------    ---------    ---------    ---------

  Income before provision for income taxes                     1,806        1,653        3,615        3,378

Provision for income taxes                                       501          464        1,036          960
                                                           ---------    ---------    ---------    ---------

  Net income                                               $   1,305    $   1,189    $   2,579    $   2,418
                                                           =========    =========    =========    =========

Earnings per common share                                  $    0.29    $    0.26    $    0.57    $    0.53
                                                           =========    =========    =========    =========

Weighted average number of common
 shares outstanding                                        4,550,726    4,545,986    4,550,520    4,545,667
                                                           =========    =========    =========    =========

Dividends per common share                                 $    0.22    $    0.20    $    0.44    $    0.40
                                                           =========    =========    =========    =========

See accompanying notes to the unaudited consolidated financial statements

Union Bankshares, Inc. and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)


                                               Common Stock
                                            -------------------                                       Accumulated
                                            Shares,                                                      Other          Total
                                             net of                Paid-in    Retained    Treasury   Comprehensive   Stockholders'
                                            Treasury     Amount    Capital    Earnings      Stock        Income         Equity
                                            --------     ------    -------    --------    --------   -------------   -------------
                                                                            (Dollars in Thousands)

Balance, December 31, 2003                  4,550,313    $9,822      $55      $32,071     $(1,722)        $ 761         $40,987

Comprehensive Income:
  Net income                                                  -        -        2,579           -             -           2,579
  Change in net unrealized gain (loss) on
   securities available-for-sale, net
   of reclassification adjustment and
   tax effects                                                -        -            -           -          (587)           (587)
                                                                                                                        -------

Total Comprehensive income                                    -        -            -           -             -           1,992
                                                                                                                        -------

Exercise of Stock Options                         600         2        7            -           -             -               9
Cash dividends declared
 ($0.44 per share)                                            -        -       (2,002)          -             -          (2,002)
                                            -----------------------------------------------------------------------------------

Balance June 30, 2004                       4,550,913    $9,824      $62      $32,648     $(1,722)        $ 174         $40,986
                                            ===================================================================================

See accompanying notes to the unaudited consolidated financial statements

Union Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)


                                                               Six Months Ended
                                                             --------------------
                                                             June 30,    June 30,
(Dollars in Thousands)                                         2004        2003
                                                             --------    --------

Cash Flows From Operating Activities
  Net Income                                                 $ 2,579     $ 2,418
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation                                                 327         328
    Provision for loan losses                                      -          84
    Credit for deferred income taxes                             (12)        (13)
    Net amortization on securities                               115         138
    Equity in losses of limited partnerships                      62          62
    Write-downs of other real estate owned                         -          53
    Write-downs of impaired securities                            42           -
    Increase (decrease) in unamortized loan fees                   8          (7)
    (Increase) decrease in loans held for sale, net            6,237      (7,766)
    Net gain on sales of securities                              (25)          -
    Net gain on sales of loans held for sale                    (234)       (227)
    Net loss on sales of other real estate owned                   -           2
    Net gain on disposals of premises and equipment               (5)         (6)
    Decrease in accrued interest receivable                      118         263
    Decrease in other assets                                     253         117
    Increase in income taxes                                     (47)       (211)
    Decrease in accrued interest payable                        (136)       (258)
    Increase in other liabilities                                289         256
                                                             -------     -------
      Net cash provided by (used in) operating activities      9,571      (4,767)
                                                             -------     -------

Cash Flows From Investing Activities
  Interest bearing deposits in banks
    Maturities and redemptions                                 1,785       1,985
    Purchases                                                 (1,779)     (1,192)
  Securities available-for-sale
    Sales                                                        529         351
    Maturities, calls and paydowns                             6,397      14,793
    Purchases                                                 (9,829)     (6,515)
  Purchase of Federal Home Loan Bank Stock                         -          (6)
  Decrease (increase) in loans, net                             (788)      5,397
  Recoveries of loans charged off                                 33          64
  Purchases of premises and equipment                           (815)       (275)





                                                             June 30,    June 30,
                                                               2004        2003
                                                             --------    --------

  Investments in limited partnerships                              -        (109)
  Proceeds from sales of other real estate owned                   -         719
  Proceeds from sales of premises and equipment                   12          11
  Proceeds from sales of repossessed property                      -          41
                                                             -------     -------

      Net cash provided by investing activities               (4,455)     15,264
                                                             -------     -------

Cash Flows From Financing Activities
  Increase in borrowings outstanding, net                      5,813         503
  Proceeds from exercise of stock options                          9          13
  Net decrease in non-interest bearing deposits                 (514)       (417)
  Net decrease in interest bearing deposits                  (17,877)     (8,320)
  Proceeds paid out for fractional shares                          -          (4)
  Dividends paid                                              (2,002)     (1,819)
                                                             -------     -------

      Net cash used in financing activities                  (14,571)    (10,044)
                                                             -------     -------

      Increase (decrease) in cash and cash equivalents       $(9,455)    $   453
Cash and cash equivalents
  Beginning                                                  $24,540     $25,748
                                                             -------     -------

  Ending                                                     $15,085     $26,201
                                                             =======     =======

Supplemental Disclosures of Cash Flow Information:
  Interest paid                                              $ 1,796     $ 2,568
                                                             =======     =======

  Income taxes paid                                          $ 1,095     $ 1,180
                                                             =======     =======

Supplemental Schedule of Noncash Investing and
 Financing Activities:

  Other real estate acquired in settlement of loans          $   200     $   109
                                                             =======     =======

  Repossessed property acquired in settlement of loans       $     0     $    25
                                                             =======     =======

  Loans originated to finance of sale of other
   real estate owned                                               -     $(1,265)
                                                             =======     =======

  Total change in unrealized gain on securities
   available-for-sale                                        $  (889)    $   621
                                                             =======     =======

See accompanying notes to the unaudited consolidated financial statements

                           UNION BANKSHARES, INC.
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS:

Note 1. Basis of Presentation
The accompanying interim unaudited consolidated financial statements of Union Bankshares, Inc. (the Company) for the interim periods ended June 30, 2004 and 2003 and for the quarters then ended have been prepared in accordance with U.S. generally accepted accounting principles, general practices within the banking industry and the accounting policies described in the Company's Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) and disclosures necessary for a fair presentation of the information contained herein have been made. Certain amounts reported in prior periods have been reclassified for comparative purposes. This information should be read in conjunction with the Company's 2003 Annual Report to Shareholders, 2003 Annual Report on Form 10-K, and current reports on Form 8-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2004 or any other interim period.

All share and per share amounts have been retroactively adjusted for the effect of the three for two stock split of August 8, 2003.

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

Note 4. New Accounting Pronouncement
On March 9, 2004 the Securities and Exchange Commission (SEC) issued SEC Staff Accounting Bulletin (SAB) No. 105 - Application of Accounting Principles to Loan Commitments. SAB No. 105 summarizes the views of the staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments as required under the Financial Accounting Standard Board Statement No. 133. Specifically SAB No. 105 states that servicing assets and their associated income are to be recognized at the time the servicing asset is created either through securitization or sale, and not upon the extension of a loan commitment which upon funding, will either be sold or securitized. It is the Company's policy to recognize servicing assets and income only upon the sale of the underlying loan. Accordingly, adoption of SAB No. 105 will not have any effect on the Company's financial statements.

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


                                                      Three Months Ended     Six Months Ended
                                                      ------------------    -----------------
(Dollars in thousands, except for per share data)       2004      2003       2004       2003
                                                        ----      ----       ----       ----

Net Income as reported                                $1,305     $1,189     $2,579     $2,418
Deduct: Total stock-based compensation
 expense determined under fair value based
 method for all awards, net of related tax effects        (5)        (1)        (9)        (2)
                                                      ------     ------     ------     ------
Pro forma net income                                  $1,300     $1,188     $2,570     $2,416
                                                      ======     ======     ======     ======
Earnings per common share:
  As reported                                         $ 0.29     $ 0.26     $ 0.57     $ 0.53
  Pro forma                                           $ 0.29     $ 0.26     $ 0.57     $ 0.53

Note 6. Defined Benefit Pension Plan

Union Bank (Union) sponsors a non-contributory defined benefit pension plan covering all eligible employees. The employees of the former Citizens Savings Bank and Trust Company (Citizens) subsidiary which was merged into Union in May 2003 became eligible to participate in the plan January 1, 2004. The plan provides defined benefits based on years of service and final average salary.

Net periodic pension benefit for the three months and six months ended, June 30, 2004 and 2003 consisted of the following components:


                                                   Three Months Ended         Six Months Ended
                                                 ---------------------     ---------------------
                                                   2004         2003         2004         2003
                                                   ----         ----         ----         ----

Service cost                                     $ 91,648     $ 75,358     $204,211     $150,716
Interest cost on projected benefit obligation     112,048       97,954      218,395      195,908
Expected return on plan assets                    (93,210)     (73,756)    (181,007)    (147,512)
Amortization of prior service cost                  1,539        1,540        3,079        3,080
Amortization of transition asset                        -       (1,912)           -       (3,824)
Amortization of net loss                           19,299       18,837       40,902       37,674
                                                 --------     --------     --------     --------
Net periodic benefit cost                        $131,324     $118,021     $285,580     $236,042
                                                 ========     ========     ========     ========

The estimated annual employer contribution utilizing the January 1, 2004 employee census has been recalculated by the actuary to be $508,000 compared to the earlier estimate of $570,000 disclosed in the 2003 Annual Report to Shareholders.

Note 7. Comprehensive income

The components of other comprehensive income and related tax effects for the six month period ended June 30, are as follows:


                                                                                           2004     2003
                                                                                           ----     ----
                                                                                      (dollars in thousands)

Unrealized holding gains (losses) on available-for-sale securities                        $(905)    $621
Reclassification adjustment for gains realized in income                                    (25)       -
Reclassification adjustment for losses recognized in income on impaired securities           41        -
                                                                                          -----     ----
Net unrealized gains (losses)                                                              (889)     621
Tax effect                                                                                 (302)     211
                                                                                          -----     ----
Net of tax amount                                                                         $(587)    $410
                                                                                          =====     ====

In June of 2004, the Company wrote down two equity securities to their fair market value as their value had been below the cost basis for an extended period of time and management was unsure if the Company would be able to recover our cost. The impact net of taxes on Net Income for the quarter and year to date was $27 thousand or less than $.01 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

                                   GENERAL

The following discussion and analysis focuses on those factors that had a material effect on Union Bankshares, Inc.'s (the Company's) financial position as of June 30, 2004 and as of December 31, 2003, and its results of operations for the three and six months ended June 30, 2004 and 2003. This discussion should be read in conjunction with the information in this document under Financial Statements and related notes and with other financial data appearing elsewhere in this filing. In the opinion of the Company's management, the interim unaudited data reflects all adjustments, consisting only of normal recurring adjustments, and disclosures necessary to fairly present the Company's consolidated financial position and results of operations to be expected for the interim period. Management is not aware of the occurrence of any events after June 30, 2004, which would materially affect the information presented.

All share and per share amounts in the discussion below have been retroactively adjusted for the effect of the three-for-two stock split of August 8, 2003.

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

                                  OVERVIEW

The Company's net income for the quarter ended June 30, 2004 was $1.3 million, compared with net income of $1.2 million for the second quarter of 2003 or a 9.8% increase between years. Gross interest income decreased from $5.1 million for the quarter ending June 30, 2003 to $4.9 million for 2004. This decline was more than offset by the decrease in interest expense between quarters from $1.1 million in 2003 to $.8 million in 2004.

The Company's total assets shrank from $357 million at December 31, 2003 to $344 million at June 30, 2004 which reflects normal seasonal run-off primarily in municipal loans.

The following per share information and key ratios depict several measurements of performance or financial condition for or at the quarters and six months ending June 30, 2004 and 2003, respectively:


                                                   Quarter Ended                     Year To Date
                                          ------------------------------    ------------------------------
                                          June 30, 2004    June 30, 2003    June 30, 2004    June 30, 2003
                                          -------------    -------------    -------------    -------------

Return on average assets (ROA) (1)            1.49%            1.41%            1.47%            1.43%
Return on average equity (ROE) (1)           12.78%           12.47%           12.62%           12.60%
Net interest margin (1), (2)                  5.13%            5.22%            5.15%            5.22%
Efficiency ratio (3)                         62.62%           63.59%           62.86%           62.75%
Net interest spread (4)                       4.89%            4.91%            4.91%            4.89%
Net loan charge-offs to average loans         0.00%            0.00%            0.00%            0.00%
Allowance for loan losses to loans            1.19%            1.28%            1.19%            1.28%
Non-performing assets to total assets         0.90%            0.61%            0.90%            0.61%
Equity to assets                             11.62%           11.57%           11.62%           11.57%
Total capital to risk weighted assets        18.39%           18.86%           18.39%           18.86%
Book value per share                        $ 9.00           $ 8.84           $ 9.00           $ 8.84
Earnings per share                          $  .29           $  .26           $  .57           $  .53
Dividends paid per share                    $  .22           $  .20           $  .44           $  .40
Dividend payout ratio                        76.70%           76.53%           77.63%           75.23%

<F1>  Annualized
<F2>  The ratio of tax equivalent net interest income to average earnings assets.
<F3>  The ratio of noninterest expense to tax equivalent net interest income and other income excluding securities gains and losses from other income.
<F4>  The difference between the average rate earned on assets minus the average rate paid on liabilties.

The prime rate was static throughout the first half of 2004 at 4.00% which is the lowest it has been since 1959. The prime rate during 2003 was 4.25% until June 27, 2003 when it dropped to 4:00%. The drop in the prime rate is partially responsible for the 7 basis point drop in our year to date Net Interest Margin as our variable rate loans react more fully and quickly than our core deposit rates as we remain focused on our community banking responsibilities.

                            RESULTS OF OPERATIONS

Net Interest Income. The largest component of the Company's operating income is net interest income, which is the difference between interest and dividend income received from interest-earning assets and the interest expense paid on its interest-bearing liabilities. The Company's net interest income increased by $87 thousand, or 2.2%, to $4.1 million for the three months ended June 30, 2004, from $4.0 million for the three months ended June 30, 2003. The net interest spread decreased by 2 basis points to
4.89 % for the three months ended June 30, 2004, from 4.91% for the three months ended June 30, 2003 as interest rates paid on liabilities and earned on assets moved downward in response to earlier decreases in the prime and market rates. The net interest margin for the second quarter of 2004 decreased 9 basis points to 5.13% from the second quarter of 2003 at 5.22%.

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


                                                               Three months ended June 30,
                                                          2004                               2003
                                            -------------------------------    -------------------------------
                                                        Interest    Average                Interest    Average
                                            Average     Earned/     Yield/     Average     Earned/     Yield/
                                            Balance       Paid       Rate      Balance       Paid       Rate
                                            -------     --------    -------    -------     --------    -------
                                                                  (dollars in thousands)

Average Assets:
  Federal funds sold and
   overnight deposits                       $  3,863     $    7      0.74%     $  9,669     $   25      1.06%
  Interest bearing deposits in banks           6,646         53      3.16%        4,726         46      3.90%
  Investments (1), (2)                        44,821        501      4.68%       38,888        465      5.04%
  Loans, net (1), (3)                        268,685      4,341      6.54%      258,962      4,573      7.15%
                                            --------     ------      ----      --------     ------      ----
Total interest-earning assets (1)            324,015      4,902      6.14%      312,245      5,109      6.65%

Cash and due from banks                       13,571                             14,879
Premises and equipment                         4,841                              4,569
Other assets                                   8,747                              6,175
                                            --------                           --------
      Total assets                          $351,174                           $337,868
                                            ========                           ========

Average Liabilities and
 Stockholder's Equity:
  Now accounts                              $ 44,833     $   44      0.40%     $ 42,141     $   59      0.56%
  Savings and money market accounts          111,494        203      0.73%      107,159        274      1.03%
  Time deposits                               93,871        479      2.05%       99,822        691      2.75%
  Borrowed funds                              10,334         91      3.48%        7,668         87      4.55%
                                            --------     ------      ----      --------     ------      ----
      Total interest-bearing liabilities     260,532        817      1.25%      256,790      1,111      1.74%

Non-interest bearing deposits                 46,405                             39,853
Other liabilities                              3,376                              3,103
                                            --------                           --------
      Total liabilities                      310,313                            299,746

Stockholder's equity                          40,861                             38,122
                                            --------                           --------
      Total liabilities and
       stockholders' equity                 $351,174                           $337,868
                                            ========                           ========

Net interest income                                      $4,085                             $3,998
                                                         ======                             ======

Net interest spread (1)                                              4.89%                              4.91%
                                                                     ====                               ====

Net interest margin (1)                                              5.13%                              5.22%
                                                                     ====                               ====

<F1>  Average yield reported on a tax-equivalent basis.
<F2>  The average balance of investments is calculated on the amortized cost basis.
<F3>  Includes loans held for sale and is net of unearned income and allowance for loan losses.





                                                                 Six months ended June 30,
                                                          2004                               2003
                                            -------------------------------    -------------------------------
                                                        Interest    Average                Interest    Average
                                            Average     Earned/     Yield/     Average     Earned/     Yield/
                                            Balance       Paid       Rate      Balance       Paid       Rate
                                            -------     --------    -------    -------     --------    -------
                                                                  (dollars in thousands)

Average Assets:
  Federal funds sold and
   overnight deposits                       $  3,372     $   12      0.74%     $  9,160     $    48     1.05%
  Interest bearing deposits in banks           6,581        102      3.09%        4,890          93     3.82%
  Investments (1), (2)                        43,508      1,005      4.83%       41,875       1,007     5.06%
  Loans, net (1), (3)                        267,020      8,650      6.55%      256,146       9,102     7.23%
                                            --------     ------      ----      --------     ------      ----
      Total interest-earning assets (1)      320,481      9,769      6.19%      312,071      10,250     6.71%

Cash and due from banks                       16,525                             14,600
Premises and equipment                         4,701                              4,604
Other assets                                   8,737                              6,805
                                            --------                           --------
      Total assets                          $350,444                           $338,080
                                            ========                           ========

Average Liabilities and
 Stockholder's Equity:
  Now accounts                              $ 44,188     $   87      0.40%     $ 41,319     $   122     0.59%
  Savings and money market accounts          111,359        413      0.74%      107,333         566     1.06%
  Time deposits                               94,606        982      2.08%      100,577       1,451     2.91%
  Borrowed funds                               9,896        179      3.57%        7,491         172     4.63%
                                            --------     ------      ----      --------     ------      ----
      Total interest-bearing liabilities     260,049      1,661      1.28%      256,720       2,311     1.81%

Non-interest bearing deposits                 46,286                             39,655
Other liabilities                              3,236                              3,333
                                            --------                           --------
      Total liabilities                      309,571                            299,708

Stockholder's equity                          40,873                             38,372
                                            --------                           --------
      Total liabilities and
       stockholders' equity                 $350,444                           $338,080
                                            ========                           ========

Net interest income                                      $8,108                             $ 7,939
                                                         ======                             =======

Net interest spread (1)                                              4.91%                              4.89%
                                                                     ====                               ====

Net interest margin (1)                                              5.15%                              5.22%
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


                                               Three Months Ended June 30, 2004 Compared
                                                  To Three Months Ended June 30, 2003
                                                  Increase/(Decrease) Due to Change In
                                               -----------------------------------------
                                                       Volume     Rate       Net
                                                       ------     ----       ---
                                                         (dollars in thousands)

Interest-earning assets:
  Federal funds sold and overnight deposits            $(15)     $  (3)     $ (18)
  Interest bearing deposits in banks                     19        (12)         7
  Investments                                            77        (41)        36
  Loans, net                                            173       (405)      (232)
                                                       ----      -----      -----
      Total interest-earnings assets                   $254      $(461)     $(207)
Interest-bearing liabilities:
  Now accounts                                         $  4      $ (19)     $ (15)
  Savings and money market accounts                      11        (82)       (71)
  Time deposits                                         (42)      (170)      (212)
  Borrowed funds                                         32        (28)         4
                                                       ----      -----      -----
      Total interest-bearing liabilities               $  5      $(299)     $(294)
                                                       ----      -----      -----
Net change in net interest income                      $249      $(162)     $  87
                                                       ====      =====      =====


                                               Six Months Ended June 30, 2004 Compared
                                                  To Six Months Ended June 30, 2003
                                                 Increase/(Decrease) Due to Change In
                                               ---------------------------------------
                                                       Volume     Rate       Net
                                                       ------     ----       ---
                                                         (dollars in thousands)

Interest-earning assets:
  Federal funds sold and overnight deposits            $(31)     $  (5)     $ (36)
  Interest bearing deposits in banks                     33        (24)         9
  Investments                                            45        (47)        (2)
  Loans, net                                            412       (864)      (452)
                                                       ----      -----      -----
      Total interest-earnings assets                   $459      $(940)     $(481)
Interest-bearing liabilities:
  Now accounts                                         $  8      $ (43)     $ (35)
  Savings and money market accounts                      22       (175)      (153)
  Time deposits                                         (85)      (384)      (469)
  Borrowed funds                                         58        (51)         7
                                                       ----      -----      -----
      Total interest-bearing liabilities               $  3      $(653)     $(650)
                                                       ----      -----      -----
Net change in net interest income                      $456      $(287)     $ 169
                                                       ====      =====      =====

Quarter Ended June 30, 2004 compared to Quarter Ended June 30, 2003.

Interest and Dividend Income. The Company's interest and dividend income decreased by $207 thousand, or 4.1%, to $4.9 million for the three months ended June 30, 2004, from $5.1 million for the three months ended June 30, 2003 in spite of average earning assets increasing by $11.8 million, or 3.8%, to $324.0 million for the three months ended June 30, 2004, from $312.2 million for the three months ended June 30, 2003. The increase in interest income resulting from the growth in average ernings assets was more than offset by the lower rates earned on those assets in 2004 versus 2003.

Average loans approximated $268.7 million for the three months ended June 30, 2004 up from $259.0 million for the three months ended June 30, 2003 or 3.8%, while at the same time the average yield on loans declined from 7.15% for the June 30, 2003 quarter to 6.54% for the 2004 quarter.

The $156 thousand or 1.2% increase in construction loans, the $1.8 million or 8.9% increase in commercial loans, the $3.0 million or 23.0% increase in loans to municipalities and the $16.6 million or 15.0% increase in commercial real estate loans was partially offset by the $1.2 million or 11.6% decrease in personal loans and a $10.7 million, or 11.2% decrease in residential real estate secured loans. There was $5.9 million of residential real estate loans sold during the second quarter of 2004 compared to $1.9 million in 2003 as management continues to manage it's long term interest rate risk by utilizing the secondary market for loan sales.

The average balance of investments (including mortgage-backed securities) increased by $5.9 million to $44.8 million for the three months ended
June 30, 2004, from $38.9 million for the three months ended June 30, 2003. The increase in the investment portfolio in 2004 reflects the movement out of low rate, short term federal funds sold. The average level of federal funds sold and overnight deposits decreased by $5.8 million or 60.0%, to $3.9 million for the three months ended June 30, 2004, from $9.7 million for the three months ended June 30, 2003. The average balance in interest bearing deposits in banks increased by $1.9 million to $6.6 million from $4.7 million, or 40.6% increase. Interest income from non-loan instruments was $561 thousand for 2004 and $536 thousand for 2003 reflecting the increase in volume and the overall decrease in yields.

Interest Expense. The Company's interest expense decreased by $294 thousand, or 26.5%, to $817 thousand for the three months ended June 30, 2004 from $1.1 million for the three months ended June 30, 2003 in spite of average interest-bearing liabilities increasing by $3.7 million, or 1.4%, to $260.5 million for the three months ended June 30, 2004, from $256.8 million for the three months ended June 30, 2003. The increase in interest expense resulting from the increase in interest-bearing liabilities was more than offset by the lower rates paid in 2004 versus 2003. Average time deposits were $93.9 million for the three months ended June 30, 2004 and $99.8 million for the three months ended June 30, 2003, or a decrease of 6.0%. The average balances for money market and savings accounts increased by $4.3 million, or 4.0% to $111.5 million for the three months ended June 30, 2004, from $107.2 million for the three months ended June 30, 2003. The 6.4% or $2.7 million increase in Now accounts brought the average balance up to $44.8 million from $42.1 million. Management believes that customers have maintained very liquid positions during the last few years as they anticipate the interest rates paid on all deposit instruments will rise.

The average balance on funds borrowed increased from $7.7 million for the three months ended June 30, 2003 to $10.3 million for the three months ended June 30, 2004 as the Company's subsidiary had taken down two short term Federal Home Loan Bank (FHLB) of Boston bullet advances of $3 million each during 2004 for liquidity purposes to temporarily fund asset growth, and these were partially offset by continuing pay downs on amortizing Federal Home Loan Bank advances.

Noninterest Income. The Company's noninterest income increased $80 thousand, or 10.1%, to $870 thousand for the three months ended June 30, 2004 from $790 thousand for the three months ended June 30, 2003. Trust department income increased to $47 thousand for the three months of 2004 from $42 thousand in the same period of 2003 or a 11.9% increase primarily due to the increase in the stock market since the majority of the fee income is based on the market value of assets under management. Gain on sale of loans was fairly stable between years at $54 thousand for 2004 and $45 thousand for 2003. Service fees (sources of which include, among others, deposit and loan servicing fees, ATM fees, and safe deposit fees) increased by $29 thousand to $694 thousand for the three months ended June 30, 2004, from $665 thousand for the three months ended June 30, 2003. The main components of other income in both years are net servicing rights on loans sold and the increase in the cash surrender value of life insurance owned under the deferred compensation plan.

Noninterest Expense. The Company's noninterest expense increased $56 thousand, or 1.8%, to remain stable at $3.1 million for the three months ended June 30, 2004 and 2003. Salaries decreased in 2004 to $1.3 million from $1.4 million as the efficiencies of merging the two banks in May of 2003 became evident.

Pension and employee benefits increased $64 thousand, or 13.8%, to $529 thousand for the three months ended June 30, 2004, from $465 thousand for the three months ended June 30, 2003 mainly due to a $72 thousand increase in pension plan costs as all the former eligible Citizens employees became eligible for the Union Bank Defined Benefit Pension Plan effective January 1, 2004.

Net occupancy expense increased $20 thousand, or 11.8%, to $189 thousand for the three months ended June 30, 2004, from $169 thousand for the three months ended June 30, 2003. Equipment expense increased $4 thousand or 1.8% to $221 thousand for the three months ended June 30, 2004, from $217 thousand for the same period in 2003. Net operation of other real estate owned was $20 thousand for the three months ended June 30, 2004 compared to $10 thousand for the same period in 2003. Other operating expenses were down $4 thousand to $878 thousand for the second quarter of 2004 compared to $882 thousand for the same period in 2003 as the second quarter of 2003 included $61 thousand of costs associated with assimilating Citizens into Union Bank. Other operating expense for 2004 included a $41 thousand write-down to the lower of cost or market on two equity securities that were deemed impaired. (see Footnote 7 for further details)

Income Tax Expense. The Company's income tax expense increased by $37 thousand, or 8.0%, to $501 thousand for the three months ended June 30, 2004, from $464 thousand for the comparable period of 2003, mainly due to increased net taxable income.

Year to Date June 30, 2004 compared to Year to Date June 30, 2003.

Interest and Dividend Income. The Company's interest and dividend income decreased by $481 thousand, or 4.7%, to $9.8 million for the six months ended June 30, 2004, from $10.3 million for the six months ended June 30, 2003 reflecting the low interest rate environment. Average earning assets increased by $8.4 million, or 2.7%, to $320.5 million for the six months ended June 30, 2004, from $312.1 million for the six months ended June 30, 2003. Average loans approximated $267.0 million for the six months ended
June 30, 2004 up from $256.1 million for the six months ended June 30, 2003. The net $10.9 million increase was net of sales of residential real estate loans during the first half of 2004 of $13.2 million versus sale of $8.9 million during 2003. Average construction loan volume increased $.9 million or 6.9% from $12.7 million in 2003 to $13.6 million in 2004. Average commercial real estate loans increased $16.1 million or 14.8% from $109.1 million in 2003 to $125.2 million in 2004. And, average municipal loans increased $3.0 million or 22.9% from $12.9 million in 2003 to $15.9 million in 2004. In addition to the reduction resulting from the sales of residential real estate loans of $13.2 million, average consumer loans dropped $1.2 million or 12.3% from $10.2 million in 2003 to $9.0 million in 2004. The local economy continues to support both residential and commercial growth in 2004.

The average balance of investment securities (including mortgage-backed securities) increased by $1.6 million, or 3.8%, to $43.5 million for the six months ended June 30, 2004, from $41.9 million for the six months ended June 30, 2003. The average level of federal funds sold and overnight deposits decreased by $5.8 million or 63.2%, to $3.4 million for the six months ended June 30, 2004, from $9.2 million for the six months ended June 30, 2003 as funds were moved from overnight positions to a ladder of investments. The average balance in interest bearing deposits in banks increased by $1.7 million to $6.6 million from $4.9 million, or a 34.6% increase. The net decrease of $2.5 million in the investment portfolio, federal funds sold and interest bearing deposits in banks during 2004 reflects the continuing growth in our loan portfolio. Interest income from non-loan instruments was $1.1 million for both 2004 and 2003 reflecting the decrease in yields and the overall decrease in volume but offset by the lengthening of the portfolio's duration.

Interest Expense. The Company's interest expense decreased by $650 thousand, or 28.1%, to $1.7 million for the six months ended June 30, 2004 from $2.3 million for the six months ended June 30, 2003 reflecting the low interest rate environment. The reduction in interest expense occurred despite an increase of $3.3 million or 1.3% in average interest-bearing liabilities to $260.0 million for the six months ended June 30, 2004, from $256.7 million for the six months ended June 30, 2003. Average time deposits were $94.6 million for the six months ended June 30, 2004 and $100.6 million for the six months ended June 30, 2003, or a decrease of 5.9%. The average balances for money market and savings accounts increased by $4.1 million, or 3.8% to $111.4 million for the six months ended June 30, 2004, from $107.3 million for the six months ended June 30, 2003. The 6.9% increase in NOW accounts brought the average balance up to $44.2 million from $41.3 million.
Customers have maintained very liquid positions during the last 2 years as management believes they anticipate interest rates paid on deposit instruments will rise and as stock market volatility continues.

The average balance on funds borrowed increased from $7.5 million at June 30, 2003 to $9.9 million at June 30 2004 as the Company took down liquidity advances to temporarily fund asset growth during 2004 while continuing to pay down amortizing Federal Home Loan Bank Advances.

Noninterest Income. The Company's noninterest income increased $126 thousand, or 7.4%, to $1.8 million for the six months ended June 30, 2004 from $1.7 million for the six months ended June 30, 2003. The current year includes net gains on the sales of securities of $25 thousand where there were no sales during the first half of 2003. The results for the period reflected a net gain of $234 thousand from the sale of loans compared to a $227 thousand gain from sales during 2003 resulting from the sale of some of the newer lower rate, long term residential real estate loans into the secondary market to mitigate our interest rate risk. Trust department income increased to $91 thousand for the six months of 2004 from $80 thousand in the same period of 2003 or a 13.7% increase primarily due to the increase in fees charged and the increase in the stock market since the majority of the fee income is based on the market value of the assets under management. Service fees (sources of which include, among others, deposit and loan servicing fees, ATM fees, and safe deposit fees) increased by $34 thousand, or 2.68%, to $1.4 million for the six months ended June 30, 2004, from $1.3 million for the six months ended June 30, 2003. Other income in 2004 was $126 thousand, up 63.6% from $77 thousand in 2003. The increase reflects a $42 thousand increase between years in net servicing rights mainly due to the sales discussed earlier and an increase of $10 thousand in income from the cash surrender value of life insurance.

Noninterest Expense. The Company's noninterest expense increased $142 thousand, or 2.2%, to $6.3 million for the six months ended June 30, 2004, from $6.2 million for the six months ended June 30, 2003. Salaries decreased $42 thousand, or 1.5%, to $2.7 million for the six months ended June 30, 2004, from $2.8 million for the six months ended June 30, 2003, reflecting normal salary activity and the non-reoccurence of the 2003 accrual for $186 thousand for separation or reduction in force agreements with four former employees at Citizens. Pension and employee benefits increased $198 thousand, or 21.3%, to $1.1 million for the six months ended June 30, 2004, from $928 thousand for the six months ended June 30, 2003 mainly due to a $90 thousand increase in employee group insurance plans costs and a $112 thousand increase in retirement plan costs due mainly to the increasing cost of the defined benefit pension plan. The addition of the former Citizens employees to the defined benefit plan effective January 1, 2004 is responsible for the majority of the increase. Net occupancy expense increased $24 thousand, or 6.7%, to $381 thousand for the six months ended June 30, 2004, from $357 thousand for the six months ended June 30, 2003. Equipment expense decreased $6 thousand or 1.3% to $441 thousand for the six months ended June 30, 2004, from $447 thousand for the same period in 2003. Net operation of other real estate owned was $35 thousand for the six months ended June 30, 2004 compared to $79 thousand for the same period in 2003. Other operating expenses were flat at $1.6 million for the first six months of 2004 and 2003 since there were no merger related expenses of the subsidiaries in 2004 as there were in 2003. Other operating expense for 2004 included a $41 thousand write-down to the lower of cost or market on two equity securities that were deemed impaired. (see Footnote 7 for further details)

Income Tax Expense. The Company's income tax expense increased by $76 thousand, or 7.9%, to $1.0 million for the six months ended June 30, 2004, from $960 thousand for the comparable period of 2003, mainly due to increased taxable income.

                             FINANCIAL CONDITION

At June 30, 2004, The Company had total consolidated assets of $344 million, including net loans and loans held for sale of $263 million, deposits of $287 million and stockholders' equity of $41 million. The Company's total assets decreased by $13 million or 3.5% to $344 million at June 30, 2004 from $357 million at December 31, 2003 which is part of the seasonality of our business due to our involvement in the local municipality market. Historically, June 30th of each year is our low point in terms of total assets, net loans and deposits. This is a one-day aberration as the Towns, Villages and School Districts that we lend to must be out of debt one day during the year. These loans totaled $15.3 million on December 31, 2003, $16.4 million on Monday, June 28, 2004, $7.3 million on June 30, 2004 and $13.7 million on July 2, 2004.

Total net loans and loans held for sale decreased by $5 million or 2.0% to $263 million or 76.5% of total assets at June 30, 2004 as compared to $268 million or 75.3% of total assets at December 31, 2003. Cash and cash equivalents, including federal funds sold and overnight deposits, decreased $9 million or 37.5% to $15 million at June 30, 2004 from $24 million at December 31, 2003 as we moved funds into interest earning assets. This movement is masked at June 30th due to the aberrations caused by municipal activity.

Securities available-for-sale increased from $44 million at December 31, 2003 to $46 million at June 30, 2004, a $2 million or 4.5% increase.

Deposits decreased $18 million or 5.9 % to $287 million at June 30, 2004 from $305 million at December 31, 2003 which is a seasonal fluctuation caused by the municipal market (See average balances in the Yields Earned and Rates Paid table on Page 14). Total borrowings increased $5 million to $13 million at June 30, 2004 from $7 million at December 31, 2003 as we took down $6 million in short term advances for liquidity needs to temporarily fund asset growth and a $475 thousand amortizing advance to match funding on a particular loan which were partially offset by continuing pay downs of older amortizing Federal Home Loan Bank advances.

Loan Portfolio. The Company's loan portfolio (including loans held for sale) primarily consists of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. As of June 30, 2004, the Company's gross loan portfolio totaled $266.3 million, or 77.4 %, of assets, of which $113.3 million, or 42.5% of gross loans, consisted of residential mortgages and construction loans, and $114.8 million, or 43.1%, of total loans consisted of commercial real estate loans. As of such date, the Company's loan portfolio also included $21.7 million of commercial loans, $7.3 million of municipal loans, and $9.2 million of consumer loans representing, in order, 8.2%, 2.7% and 3.5% of total loans outstanding on June 30, 2004.

Gross loans and loans held for sale have decreased $5.5 million or 2.0% since December 31, 2003. An increase of $10.2 million or 10.0% in commercial real estate loans, an increase of $3.7 million or 20.7% in commercial loans, were offset by a decrease in municipal loans of $8.1 million or 52.5% (see municipality discussion above), a decrease of $5.1 million or 4.7% in residential real estate loans, a decrease of $6.0 million or 32.4% in loans held for sale and a $.2 million or 1.8% decrease in consumer loans. The Company sold $13.2 million of loans held for sale during the first half of 2004.

The following table shows information on the composition of the Company's loan portfolio as of June 30, 2004 and December 31, 2003:


Loan Type                                          June 30, 2004        December 31, 2003
---------                                       -------------------    -------------------
                                                          (dollars in thousands)

Real Estate                                     $103,109      38.7%    $108,231      39.8%
Commercial real estate                           112,560      42.3%     102,366      37.7%
Commercial                                        21,583       8.1%      17,877       6.6%
Consumer                                           9,230       3.5%       9,402       3.5%
Municipal loans                                    7,289       2.7%      15,346       5.6%
Loans held for sale                               12,521       4.7%      18,524       6.8%
                                                --------     -----     --------     -----
      Total loans                                266,292     100.0%     271,746     100.0%

Deduct:
Allowance for loan losses                         (3,023)                (3,029)
Net unearned loan fees, premiums & discounts        (193)                  (185)
                                                --------               --------
                                                $263,076               $268,532
                                                ========               ========

The Company originates and sells residential mortgages into the secondary market, with most such sales made to the Federal Home Loan Mortgage Corporation (FHLMC) and the Vermont Housing Finance Agency (VHFA). Management expects to continue to use this strategy in an effort to protect our interest margin from the effect of making long term loans in a historically low interest rate environment. The Company services a $183 million residential mortgage portfolio, approximately $70 million of which is serviced for unaffiliated third parties at June 30, 2004. Additionally, the Company originates commercial real estate and commercial loans under various SBA programs that provide an agency guarantee for a portion of the loan amount. The Company occasionally sells the guaranteed portion of the loan to other financial concerns and will retain servicing rights, which generates fee income. The Company serviced $4.7 million of commercial and commercial real estate loans for unaffiliated third parties as of June 30, 2004. The Company capitalizes servicing rights on these fees and recognizes gains and losses on the sale of the principal portion of these loans as they occur. The unamortized balance of servicing rights on loans sold with servicing retained was $303 thousand at June 30, 2004 with an estimated market value that exceeded the book value.

In the ordinary course of business, the Company occasionally participates out a portion of commercial/commercial real estate loans to other financial institutions for liquidity or credit concentration management purposes. The total of loans participated out as of June 30, 2004 was $6.9 million.

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

The Company had loans on nonaccrual status totaling $1.7 million or .65% of gross loans and loans held for sale at June 30, 2004, $1.6 million or 0.58% at December 31, 2003 and $959 thousand or .37% at June 30, 2003. The aggregate interest income not recognized on such nonaccrual loans amounted to approximately $418 thousand and $406 thousand as of June 30, 2004 and 2003, respectively and $393 thousand as of December 31, 2003.

The Company had $1.4 million and $1.7 million in loans past due 90 days or more and still accruing at June 30, 2004 and December 31, 2003, respectively. At June 30, 2004, the Company had internally classified certain loans totaling $1.9 million and $1.7 million at December 31, 2003. In management's view, such loans represent a higher degree of risk and could become nonperforming loans in the future. While still on a performing status, in accordance with the Company's credit policy, loans are internally classified when a review indicates any of the following conditions makes the likelihood of collection uncertain:

*     the financial condition of the borrower is unsatisfactory;
*     repayment terms have not been met;
* the borrower has sustained losses that are sizable, either in absolute terms or relative to net worth;

*     confidence is diminished;
*     loan covenants have been violated;
*     collateral is inadequate; or
*     other unfavorable factors are present.

At June 30, 2004, the Company had acquired by foreclosure or through repossession real estate worth $210 thousand, consisting of one commercial property and one piece of undeveloped land. The balance at December 31, 2003 was $10 thousand.

Allowance for Loan Losses. Some of the Company's loan customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge off a portion or all of the remaining principal balance due. The Company maintains an allowance for loan losses to absorb such losses. The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio; however, actual loan losses may vary from current estimates. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the composition of the portfolio, growth of the portfolio, credit concentrations, trends in historical loss experience, delinquency and past due trends, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. The provision for loan losses represents the current period credit cost associated with maintaining an appropriate allowance for loan losses. There was no provision for loans losses deemed necessary in either the second quarter of 2004 or year to date. While the Company allocates the allowance for loan losses based on the percentage category to total loans, the portion of the allowance for loan losses allocated to each category does not represent the total available for future losses which may occur within the loan category since the total allowance for possible loan losses is a valuation reserve applicable to the entire portfolio. Based on an evaluation of the loan portfolio, management presents a quarterly analysis of the allowance for loan losses to the Board of Directors, indicating any changes in the allowance since the last review and any recommendations as to adjustments in the allowance.

For the quarter ended June 30, 2004, the methodology used to determine the provision for loan losses was unchanged from the prior year. The composition of the Company's loan portfolio remained relatively unchanged from December 31, 2003 and there was no material change in the lending programs or terms during the quarter.

The following table reflects activity in the allowance for loan losses for the three months ended June 30, 2004 and 2003:


                                      Three Months Ended, June 30,    Six months Ended, June 30,
                                      ----------------------------    --------------------------
                                            2004        2003              2004        2003
                                            ----        ----              ----        ----
                                                        (dollars in thousands)

Balance at the beginning of period         $3,019      $2,955             $3,029      $2,908
Charge-offs
  Real Estate                                   8          17                 34          17
  Commercial                                    -           -                  -          10
  Consumer and other                            1          18                  5          36
                                           ------      ------             ------      ------
      Total charge-offs                         9          35                 39          63
                                           ------      ------             ------      ------
Recoveries
  Real Estate                                   -           -                  -           -
  Commercial                                    2           9                  5          25
  Consumer and other                           11          22                 28          39
                                           ------      ------             ------      ------
      Total recoveries                         13          31                 33          64
                                           ------      ------             ------      ------
Net (charge-offs)/recoveries                    4          (4)                (6)          1
Provision for loan losses                       -          42                  -          84
                                           ------      ------             ------      ------
Balance at end of period                   $3,023      $2,993             $3,023      $2,993
                                           ======      ======             ======      ======

The following table shows the breakdown of the Company's allowance for loan loss by category of loan (net of loans held for sale) and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:


                                    June 30,           December 31,
                                      2004                 2003
                               -----------------    -----------------
                                       (dollars in thousands)
                               Amount    Percent    Amount    Percent
                               ------    -------    ------    -------

Real Estate
  Residential                  $  512     32.6%     $  525     31.9%
  Commercial                    1,782     44.4%      1,578     42.7%
  Construction                    166      6.5%        183      7.2%
Other Loans
  Commercial                      384      8.5%        336      7.1%
  Consumer installment            144      3.6%        145      3.7%
  Home equity loans                28      1.5%         25      1.3%
  Municipal, Other and
   Unallocated                      7      2.9%        237      6.1%
                               ------    -----      ------    -----
      Total                    $3,023    100.0%     $3,029    100.0%
                               ======    =====      ======    =====

Ratio of Net Charge Offs to
 Average Loans not held
 for sale (1)                             0.00%                0.00%
                                         -----                -----

Ratio of Allowance for Loan
 Losses to Loans not held
 for sale                                 1.19%                1.20%
                                         -----                -----

<F1>  Annualized

Management of the Company believes that the allowance for loan losses at June 30, 2004 is adequate to cover losses inherent in the Company's loan portfolio as of such date. However there can be no assurance that the Company will not sustain losses in future periods, which could be greater than the size of the allowance at June 30, 2004. See CRITICAL ACCOUNTING POLICIES.

While the Company recognizes that any economic slowdown may adversely impact its borrowers' financial performance and ultimately their ability to repay their loans, management continues to be cautiously optimistic about the key credit indicators from the Company's loan portfolio.

Investment Activities At June 30, 2004 the reported value of investment securities available-for-sale was $46 million or 13.4% of its assets. The Company had no securities classified as held-to-maturity or trading securities. The reported value of securities available-for-sale at June 30, 2004, reflects a positive valuation adjustment of $264 thousand. The offset of this adjustment, net of income tax effect, was reflected in the accumulated other comprehensive income component of stockholders' equity.

At December 31, 2003, the Company had one debt security and two equity securities with fair values of $662 thousand that had unrealized losses of $55 thousand that had existed for more than 12 months. The debt security has since paid off. The two equity securities were written down in June of 2004 to their fair market value. (see Footnote 7 for further details). An agency mortgage backed security has been in a loss position for more than 12 months as of June 30, 2004 with a market value of $819 thousand and an unrealized loss of $28 thousand. Management believes that the Company has the ability to hold this security to maturity if necessary to ultimately recover our cost and has not identified any credit issues that would lead us to believe that the decline in market value is other than temporary as a result of rising interest rates.

Deposits. The following table shows information concerning the Company's average deposits by account type, and the weighted average nominal rates at which interest was paid on such deposits for the periods ending June 30, 2004 and December 31, 2003:


                               Six Months Ended, June 30,           Year Ended December 31,
                                          2004                                2003
                            -------------------------------     -------------------------------
                                                  (dollars in thousands)
                                        Percent                             Percent
                            Average     Of Total    Average     Average     of Total    Average
                             Amount     Deposits     Rate        Amount     Deposits     Rate
                            -------     --------    -------     -------     --------    -------

Non-time deposits:
  Demand deposits           $ 46,286     15.6%                  $ 42,341     14.4%
  Now accounts                44,188     14.9%       0.40%        43,349     14.7%       0.51%
  Money Markets               64,587     21.8%       0.85%        64,417     21.9%       1.05%
  Savings                     46,772     15.8%       0.59%        44,574     15.2%       0.81%
                            --------    -----                   --------    -----
Total non-time deposits:     201,833     68.1%                   194,681     66.2%
                            --------    -----                   --------    -----
Time deposits:
  Less than $100,000          67,119     22.6%       2.01%        72,084     24.5%       2.70%
  $100,000 and over           27,487      9.3%       2.23%        27,348      9.3%       2.43%
                            --------    -----                   --------    -----
Total time deposits           94,606     31.9%                    99,432     33.8%
                            --------    -----                   --------    -----

Total deposits              $296,439    100.0%       1.00%      $294,113    100.0%       1.31%
                            ========    =====        ====       ========    =====        ====

The following table sets forth information regarding the amounts of the Company's time deposits in amounts of $100,000 or more at June 30, 2004 and December 31, 2003 that mature during the periods indicated:


                   June 30, 2004    December 31, 2003
                   -------------    -----------------
                         (dollars in thousands)

Within 3 months       $ 5,814            $ 9,399
3 to 6 months         $ 4,420             16,264
6 to 12 months        $ 3,031              3,820
Over 12 months        $ 4,031                379
                      -------            -------
                      $17,296            $29,862
                      =======            =======

Borrowings. Borrowings from the Federal Home Loan Bank of Boston (FHLB) were $13 million at June 30, 2004 at a weighted average rate of 3.02%, and $7 million at December 31, 2003 at a weighted average rate of 4.43%. The change between year end 2003 and the end of the second quarter of 2004 is a net increase of $5.8 million which was comprised of borrowing $6 million for short term liquidity needs to temporarily fund asset growth and $475 thousand in a long term amortizing advance to match funding on a new loan which were offset by continuing paydowns on amortizing advances.

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

The Company's interest rate sensitivity analysis (simulation) as of December 2003 for a flat rate environment projected a Net Interest Income of $7.814 million for the first six months of 2004 compared to actual results of $8.108 million in a flat rate environment, or a 4% difference. Net income was projected to be $2.437 million in a flat rate environment compared to actual results of $2.579 million. Return on Assets was projected to be 1.41% in a flat rate environment and actual results were 1.47%. Return on Equity was projected to be 12.34% in a flat rate environment compared to actual of 12.62%.

Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements. The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, interest rate caps and floors written on adjustable rate loans, commitments to participate in or sell loans and commitments to buy or sell securities. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. However, since many of the loan commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

The Company generally requires collateral or other security to support financial instruments with credit risk. As of June 30, 2004, the contract or notional amount of financial instruments whose contract or notional amount represents credit risk were as follows rounded to the nearest thousand:


Commitments to extend credit          $40,154
                                      -------
Standby letters of credit             $ 1,139
                                      -------
Credit Card arrangements              $ 2,297
                                      =======
Home Equity Lines of Credit           $ 5,632
                                      -------

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

The Company's contractual obligations with off balance sheet risk at June 30, 2004 are substantially unchanged from December 31, 2003.

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

The following table shows the Company's rate sensitivity analysis as of June 30, 2004:



                                                                           June 30, 2004
                                                                     Cumulative repriced within
                                              3 Months     4 to 12      1 to 3       3 to 5       Over 5
                                               or Less      Months      Years        Years        Total        Total
                                              --------     -------      ------       ------       ------       -----
                                                             (dollars in thousands, by repricing date)

Interest sensitive assets:
  Federal funds sold and
   overnight deposits                         $    234     $     -     $      -     $      -     $      -     $    234
  Interest bearing deposits in banks               297       2,552        2,063        1,475          127        6,514
   Securities available-for-sale (1)             2,815       8,677       13,604       10,140        9,929       45,165
  FHLB Stock                                         -           -            -            -        1,241        1,241
 Loans and loans held for sale (2)             114,819      48,899       57,099       31,784       13,498      266,099
                                              --------     -------     --------     --------     --------     --------
      Total interest sensitive assets         $118,165     $60,128     $ 72,766     $ 43,399     $ 24,795     $319,253

Interest sensitive liabilities:
  Time deposits                               $ 22,840     $36,563     $ 21,188     $  2,955     $      -     $ 83,546
  Money markets                                  9,090           -            -            -        52,415      61,505
  Regular savings                                7,993           -            -            -        39,600      47,593
  NOW accounts                                  16,892           -            -            -        29,603      46,495
  Borrowed funds (3)                             6,315         966        2,745        3,009             -      13,035
                                              --------     -------     --------     --------     --------     --------
      Total interest sensitive liabilities    $ 63,130     $37,529     $ 23,933     $  5,964     $121,618     $252,174

Net interest rate sensitivity gap             $ 55,035     $22,599     $ 48,833     $ 37,435     $(96,823)    $ 67,079
Cumulative net interest rate
 sensitivity gap                              $ 55,035     $77,634     $126,467     $163,902     $ 67,079
Cumulative net interest rate
 sensitivity gap as a
 percentage of total assets                       16.0%       22.6%        36.7%        47.6%        19.5%
Cumulative net interest rate sensitivity
 gap as a percentage of total
 interest-sensitive assets                        17.2%       24.3%        39.6%        51.3%        21.0%
Cumulative net interest rate sensitivity
 gap as a percentage of total
 interest-sensitive liabilities                   21.8%       30.8%        50.2%        65.0%        26.6%

<F1>  Securities available-for-sale exclude marketable equity securities with a fair value of $1,087 million that may be sold by the Company at any time.
<F2>  Balances shown net of unearned income of $193 thousand.
<F3>  Estimated repayment assumptions considered in Asset/Liability model.

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

The following chart reflects the results of our latest simulation analysis for each of the next two year ends on Net Interest Income, Net Income, Return on Assets, Return on Equity and Net Fair Value Ratio. The projection utilizes a rate shock of up 300 basis points and down 100 basis points from the June 30, 2003 prime rate of 4.00%, this rise is the highest internal slope monitored and down 100 basis points was chosen as with the current historic low level of interest rates the potential for interest-bearing deposit accounts to respond to further drops in projected rates is limited, therefore calculations for rate decreases greater than 100 basis points would have been misleading. This slope range was determined to be the most relevant during this economic cycle.

                           UNION BANKSHARES, INC.
                  INTEREST RATE SENSITIVITY ANALYSIS MATRIX
                                JUNE 30, 2004
                               (in thousands)



                                                            Return    Return
                                                              on        on      Net Fair
    Year       Prime    Net Interest    Change      Net     Assets    Equity      Value
   Ending      Rate        Income         %       Income      %         %         Ratio
   ------      -----    ------------    ------    ------    ------    ------    --------

December-04    7.00        17,251         8.3     6,123      1.73     14.78       9.39
               4.00        15,931         0.0     5,235      1.48     12.72      12.41
               3.00        15,462        (2.9)    4,920      1.40     11.98      13.21

December-05    7.00        20,203        22.9     7,917      2.16     17.80       9.20
               4.00        16,434         0.0     5,392      1.48     12.72      12.64
               3.00        14,989        (8.8)    4,427      1.22     10.64      13.73

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

Liquidity. Managing liquidity risk is essential to maintaining both depositor confidence and stability in earnings. Liquidity is a measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to fund deposit withdrawals, repay borrowings, fund investment and lending activities, and for other general business purposes. The Company's principal internal sources of funds are deposits, amortization and prepayment of loans and securities, maturing of investment securities and other short-term investments, sales of securities and loans available-for-sale, and earnings and other funds provided from operations. Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities, reduces the Company's exposure to roll over risk on deposits and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company's strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds.

In addition, as Union Bank is a member of the FHLB of Boston, it has access to pre-approved undrawn lines of credit of $4.8 million at June 30, 2004. Union Bank maintains a $4 million pre-approved Federal Fund line of credit with an upstream correspondent bank and a repurchase agreement line with a selected brokerage house. As of June 30, 2004, there were no balances outstanding on either.

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

The Company's management monitors current and projected cash flows and adjusts positions as necessary to maintain adequate levels of liquidity. Although approximately 71.1% of the Company's time deposits will mature within twelve months, management believes, based upon past experience, that Union Bank will retain a substantial portion of these deposits. Management will continue to offer a competitive but prudent pricing strategy to facilitate retention of such deposits. Any reduction in total deposits could be offset by purchases of federal funds, short-term FHLB of Boston borrowings, or liquidation of investment securities or loans held for sale. Such steps could result in an increase in the Company's cost of funds and adversely impact the net interest margin. Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. However, any projections of future cash need and flows are subject to substantial uncertainty. We continually evaluate opportunities to buy/sell securities and loans held-for-sale, obtain credit facilities from lenders, or restructure our debt for strategic reasons or to further strengthen our financial position.

Capital Resources. Our capital management is designed to maintain an optimum level of capital in a cost-effective structure that: meets our target regulatory ratios; supports our internal assessment of economic capital; funds our business strategies; and builds long-term stockholder value. In support of the later of these goals a three-for-two stock split was declared and effected in the form of a stock dividend payable August 8, 2003. The information presented in the following paragraphs regarding our capital has been retroactively adjusted to reflect the split.

The total dollar value of Union's stockholders' equity was $41.0 million at June 30, 2004 reflecting net income of $2.579 million for the first six months of 2004, less dividends paid of $2.0 million, compared to $41.0 million at year end 2003. Union Bankshares, Inc. has 5 million shares of $2.00 par value common stock authorized. As of June 30, 2004, the Company had 4,911,861 shares issued, of which, 4,550,913 were outstanding and 360,948 were held in Treasury. Also as of June 30, 2004, there were outstanding employee incentive stock options with respect to 16,325 shares of the Company's common stock, granted pursuant to Union Bankshare's 1998 Incentive Stock Option Plan. Of the 75,000 shares authorized for issuance under the 1998 Plan, 51,950 shares remain available for future option grants.

On March 17, 2004, the Company terminated a stock repurchase program that authorized the repurchase of up to 100,000 shares of common stock and that had been open since October 17, 2001. Under the program the Company had repurchased 6,672 shares, for a total cost of $129.5 thousand. No repurchases had been made since 2001.

During the quarter ended June 30, 2004, the Company did not grant any incentive stock options pursuant to its 1998 Incentive Stock Option Plan. During that same period, 600 incentive stock options granted pursuant to the 1998 plan were exercised.

Union Bank and Union Bankshares, Inc. are subject to various regulatory capital requirements administered by the federal banking agencies. Management believes, as of June 30, 2004 that they both meet all capital adequacy requirements to which they are subject. As of June 30, 2004, the most recent calculations categorize both as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the companies must maintain minimum total risk-based,

Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the notification that management believes have changed either companies' category.

Union Bank's and the Company's actual capital amounts and ratios as of June 30, 2004 are presented in the table:


                                                                                       Minimums
                                                                                      To Be Well
                                                                  Minimums        Capitalized Under
                                                                 For Capital      Prompt Corrective
                                               Actual           Requirements      Action Provisions
                                          ----------------    ----------------    -----------------
                                           Amount    Ratio     Amount    Ratio     Amount     Ratio
                                           ------    -----     ------    -----     ------     -----
                                                            (dollars in thousands)


As of June 30, 2004:
Total capital to risk weighted assets
  Union Bank                              $43,072    18.08%   $19,058    8.0%     $23,823     10.0%
  Company                                 $43,894    18.39%   $19,095    8.0%     $23,868     10.0%

Tier I capital to risk weighted assets
  Union Bank                              $39,990    16.79%   $ 9,527    4.0%     $14,291      6.0%
  Company                                 $40,812    17.10%   $ 9,547    4.0%     $14,320      6.0%

Tier I capital to average assets
  Union Bank                              $39,990    11.43%   $13,995    4.0%     $17,493      5.0%
  Company                                 $40,812    11.62%   $14,049    4.0%         n/a      n/a

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information called for by this item is incorporated by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations under the capton "OTHER FINANCIAL CONSIDERATIONS" in Part 1,
Item 2 on pages 24 through 30 of this Form 10-Q.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

During the quarter ended June 30, 2004, incentive stock options previously granted pursuant to the Company's 1998 Incentive Stock Option Plan ("Plan") were exercised by three participants, with respect to an aggregate of 600 shares, at an aggregate exercise price of $8,860. Participation in the Plan is limited to those senior officers of the corporation or it's subsidiary (currently five active participants) selected by the Board of Directors in its discretion. The exercise price of all options granted under the Plan represents the fair market value of the shares on the date of grant. There have been 3,250 options granted under the Plan to date during 2004 at an option price of $26.60 per share. The shares issued to Plan participants upon exercise of incentive stock options have not been registered with the Securities and Exchange Commission. Such shares are restricted securities, issued under statutory exemptions available under the Securities Act of 1933, including Section 4(2) thereof, for offers and sales not involving a public offering.

Item 4.  Submission to Matter to a Vote of Security Holders

The Company held its annual meeting of shareholders on May 19, 2004. Of 4,550,313 shares outstanding on the record date of the meeting (April 1, 2004), 3,840,573 shares were represented in person or by proxy. The only matter voted on by the shareholders at the meeting was to fix the number of directors at eight and to elect the following individuals as directors (each of which was an incumbent director) for the ensuing year.

                              Votes       Votes        Votes       Broker
Nominees                       For       Withheld    Abstained    Non-votes
--------                      -----      --------    ---------    ---------

Cynthia D. Borck            3,836,909      1,912       1,255
William T. Costa            3,834,522      4,299       1,255
Kenneth D. Gibbons          3,836,909      1,912       1,255
Franklin G. Hovey, II       3,838,806         15       1,255
Richard C. Marron           3,835,221      3,600       1,255
Robert P. Rollins           3,838,821         --       1,255
Richard C. Sargent          3,835,593      3,228       1,255
John H. Steel               3,838,821         --       1,255

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

(b)   Current Reports on Form 8-K

Since March 31, 2004 the Company filed 8-K reports relating to the following:

      1. Report to Stockholders on Second Quarter Results for 2004 filed on July 28, 2004
      2. Press Release announcing dividend declaration and second quarter earnings for 2004 filed on July 15, 2004.
      3. Report to Stockholders on First Quarter Results for 2004 filed on April 27, 2004.
      4. Press Release announcing dividend declaration and first quarter earnings for 2004 filed on April 15, 2004.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

August 11, 2004                        Union Bankshares, Inc.

                                       /s/ Kenneth D. Gibbons
                                       ----------------------
                                       Kenneth D. Gibbons
                                       Director, President and Chief
                                        Executive Officer

                                       /s/ Marsha A. Mongeon
                                       ---------------------
                                       Marsha A. Mongeon
                                       Chief Financial Officer and Treasurer
                                       (Principal Financial Officer)

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