Form 10-Q
period 2004-09-30
UNION BANKSHARES INC
filed 2004-11-12
CIK 706863

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


             For the quarterly period ended:  September 30, 2004

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 1, 2004:

      Common Stock, $2 par value      4,554,213 shares

                           UNION BANKSHARES, INC.
                              TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION


Item 1.   Financial Statements.

Consolidated Financial Statements.
  Union Bankshares, Inc. and Subsidiary
  Consolidated Balance Sheets                                                3
  Consolidated Statements of Income                                          4
  Consolidated Statement of Changes in Stockholders' Equity                  5
  Consolidated Statements of Cash Flows                                      6
  Notes to Consolidated Financial Statements                                 8

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        10
Item 3.   Quantitative and Qualitative Disclosures About Market Risk        30
Item 4.   Controls and Procedures                                           30

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.                                                31
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds       31
Item 6.   Exhibits                                                          31

Signatures                                                                  32

Item 1.  Financial Statements

Union Bankshares, Inc. and Subsidiary
Consolidated Balance Sheets
(Dollars in Thousands)


                                                                   September 30,     December 31,
                                                                       2004              2003
                                                                       ----              ----
                                                                    (Unaudited)

Assets:

Cash and due from banks                                              $ 14,684          $ 23,624
Federal funds sold and overnight deposits                               2,285               916
                                                                     --------          --------
  Cash and cash equivalents                                            16,969            24,540
Interest bearing deposits in banks                                      6,909             6,520
Securities available-for-sale                                          42,024            44,370
Loans held for sale                                                     9,565            18,524
Loans                                                                 275,314           253,222
  Allowance for loan losses                                            (3,093)           (3,029)
  Unearned net loan fees                                                 (188)             (185)
                                                                     --------          --------
    Net loans                                                         272,033           250,008
                                                                     --------          --------
Accrued interest receivable                                             1,629             1,652
Premises and equipment, net                                             4,946             4,447
Other real estate owned                                                   200                10
Other assets                                                            6,084             6,486
                                                                     --------          --------

      Total assets                                                   $360,359          $356,557
                                                                     ========          ========

Liabilities and Stockholders' Equity

Liabilities
Deposits:
  Non-interest bearing                                               $ 56,017          $ 48,366
  Interest bearing                                                    252,705           257,016
                                                                     --------          --------
      Total deposits                                                  308,722           305,382
Borrowed funds                                                          6,740             7,223
Accrued interest payable and other liabilities                          3,022             2,965
                                                                     --------          --------
      Total liabilities                                               318,484           315,570

Stockholders' Equity:
Common stock, $2 par value; 5,000,000 shares authorized;
 4,912,161 shares issued at 9/30/04 and 4,911,261
 issued at 12/31/03                                                     9,824             9,822
Paid-in capital                                                            66                55
Retained earnings                                                      33,146            32,071
Treasury stock at cost; 360,948 shares at 9/30/04 and 12/31/03         (1,722)           (1,722)
Accumulated other comprehensive income                                    561               761
                                                                     --------          --------
      Total stockholders' equity                                       41,875            40,987
                                                                     --------          --------

      Total liabilities and stockholders' equity                     $360,359          $356,557
                                                                     ========          ========

See accompanying notes to the unaudited consolidated financial statements

Union Bankshares, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)
(Dollars in Thousands except Per Share Data)


                                                            Three Months Ended         Nine Months Ended
                                                               September 30,             September 30,
                                                          ----------------------    ----------------------
                                                               2004         2003         2004         2003
                                                               ----         ----         ----         ----

Interest income:
Interest and fees on loans                                $   4,523    $   4,594    $  13,172    $  13,696
Interest on debt securities
  Taxable                                                       458          363        1,324    $   1,214
  Tax exempt                                                     54           57          161          179
Dividends                                                        17           16           49           50
Interest on federal funds sold and overnight deposits            11           14           24           62
Interest on interest bearing deposits in banks                   53           37          155          130
                                                          ---------    ---------    ---------    ---------
      Total interest income                                   5,116        5,081       14,885       15,331
                                                          ---------    ---------    ---------    ---------
Interest expense:
Interest on deposits                                            719          892        2,201        3,031
Interest on borrowed funds                                       87           86          266          258
                                                          ---------    ---------    ---------    ---------
      Total interest expense                                    806          978        2,467        3,289
                                                          ---------    ---------    ---------    ---------

  Net interest income                                         4,310        4,103       12,418       12,042

Provision for loan losses                                        30           30           30          114
                                                          ---------    ---------    ---------    ---------

  Net interest income after provision for loan  losses        4,280        4,073       12,388       11,928
                                                          ---------    ---------    ---------    ---------

Noninterest income:
Trust income                                                     57           40          148          120
Service fees                                                    718          652        2,074        1,974
Net gains on sales of securities                                  -            -           25            -
Net gains on sales of loans held for sale                        62           90          296          317
Other income                                                     45           46          171          123
                                                          ---------    ---------    ---------    ---------
                                                                882          828        2,714        2,534
                                                          ---------    ---------    ---------    ---------
Noninterest expenses:
Salaries and Wages                                            1,358        1,298        4,079        4,061
Pension and employee benefits                                   408          506        1,534        1,434
Occupancy expense, net                                          174          149          555          506
Equipment expense                                               250          224          691          671
Net operation of other real estate owned                         14           34           49          113
Other expenses                                                  818          754        2,439        2,363
                                                          ---------    ---------    ---------    ---------
                                                              3,022        2,965        9,347        9,148
                                                          ---------    ---------    ---------    ---------

  Income before provision for income taxes                    2,140        1,936        5,755        5,314

Provision for income taxes                                      641          574        1,677        1,534
                                                          ---------    ---------    ---------    ---------

  Net  income                                             $   1,499    $   1,362    $   4,078    $   3,780
                                                          =========    =========    =========    =========

Earnings per common share                                 $    0.33    $    0.30    $    0.90    $    0.83
                                                          =========    =========    =========    =========

Weighted average number of common
 shares outstanding                                       4,551,171    4,548,287    4,550,738    4,546,550
                                                          =========    =========    =========    =========

Dividends per common share                                $    0.22    $    0.20    $    0.66    $    0.60
                                                          =========    =========    =========    =========

See accompanying notes to the unaudited consolidated financial statements

Union Bankshares, Inc. and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)
(Dollars in Thousands)


                                          Common Stock
                                       ------------------                                    Accumulated
                                        Shares,                                                 Other           Total
                                        net of              Paid-in   Retained   Treasury   Comprehensive   Stockholders'
                                       Treasury    Amount   Capital   Earnings     Stock        Income          Equity
                                       --------    ------   -------   --------   --------   -------------   -------------

Balance, December 31, 2003             4,550,313   $9,822     $55     $32,071    $(1,722)       $ 761          $40,987

Comprehensive Income:
Net income                                     -        -       -       4,078          -            -            4,078
Change in net unrealized gain (loss)
 on securities available-for-sale,
 net of reclassification adjustment
 and tax effects                               -        -       -           -          -         (200)            (200)
                                                                                                               -------

Total Comprehensive Income                     -        -       -           -          -            -            3,878
                                                                                                               -------

Exercise of Stock Options                    900        2      11           -          -            -               13
Cash dividends declared
 ($0.66 per share)                             -        -       -      (3,003)         -            -           (3,003)
                                       ---------   ------     ---     -------    -------        -----          -------

Balance, September 30, 2004            4,551,213   $9,824     $66     $33,146    $(1,722)       $ 561          $41,875
                                       =========   ======     ===     =======    =======        =====          =======

See accompanying notes to the unaudited consolidated financial statements

Union Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)


                                                                    Nine Months Ended
                                                             September 30,    September 30,
(Dollars in Thousands)                                            2004             2003
                                                                  ----             ----

Cash Flows From Operating Activities
  Net Income                                                   $  4,078         $  3,780
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities
    Depreciation                                                    516              489
    Provision for loan losses                                        30              114
    Provision (credit) for deferred income taxes                    193             (146)
    Net amortization on securities                                  165              202
    Equity in losses of limited partnerships                        107               94
    Write-downs of other real estate owned                            -               53
    Write-downs of impaired securities                               42                -
    Increase in unamortized loan fees                                 3                8
    Decrease (increase) in loans held for sale, net               9,255           (6,303)
    Net gain on sales of securities                                 (25)               0
    Net gain on sales of loans held for sale                       (296)            (317)
    Net  gain on sales of other real estate owned                    (1)               -
    Net gain on disposals of premises and equipment                  (7)              (6)
    Decrease in accrued interest receivable                          23              170
    Decrease in other assets                                        213               80
    Decrease in income taxes                                        (91)            (212)
    Decrease in accrued interest payable                            (84)            (224)
    Increase in other liabilities                                   233              577
                                                               --------         --------
      Net cash provided by (used in) operating activities        14,354           (1,641)
                                                               --------         --------

Cash Flows From Investing Activities
  Interest bearing deposits in banks
    Maturities and redemptions                                    2,088            2,671
    Purchases                                                    (2,477)          (1,778)
  Securities available-for-sale
    Sales                                                           529              351
    Maturities, calls and paydowns                               11,340           19,424
    Purchases                                                   (10,008)         (12,315)
  Purchase of Federal Home Loan Bank Stock                            -               (6)
  Increase in loans, net                                        (22,376)         (14,063)
  Recoveries of loans charged off                                   109               80
  Purchases of premises and equipment                            (1,022)            (370)





                                                                    Nine Months Ended
                                                             ------------------------------
                                                             September 30,    September 30,
                                                                  2004             2003
                                                                  ----             ----

  Investments in limited partnerships                                 -             (109)
  Proceeds from sales of other real estate owned                     11              746
  Proceeds from sales of premises and equipment                      14               12
  Proceeds from sales of repossessed property                         -               41
                                                               --------         --------

      Net cash used in investing activities                     (21,792)          (5,316)
                                                               --------         --------

Cash Flows From Financing Activities
  (Decrease) increase in borrowings outstanding, net               (483)              98
  Proceeds from exercise of stock options                            13               64
  Net increase in non-interest bearing deposits                   7,651            6,640
  Net (decrease) increase  in interest bearing deposits          (4,311)           1,629
  Proceeds paid out for fractional shares                             -               (4)
  Dividends paid                                                 (3,003)          (2,727)
                                                               --------         --------

      Net cash (used in) provided by financing activities          (133)           5,700
                                                               --------         --------

      Decrease in cash and cash equivalents                    $ (7,571)        $ (1,257)
Cash and cash equivalents
  Beginning                                                    $ 24,540         $ 25,748
                                                               --------         --------

  Ending                                                       $ 16,969         $ 24,491
                                                               ========         ========

Supplemental Disclosures of Cash Flow Information:
  Interest paid                                                $  2,551         $  3,514
                                                               ========         ========

  Income taxes paid                                            $  1,575         $  1,871
                                                               ========         ========

Supplemental Schedule of Noncash Investing and
 Financing Activities:

  Other real estate acquired in settlement of loans            $    200         $    141
                                                               ========         ========

  Repossessed property acquired in settlement of loans         $      9         $     25
                                                               ========         ========

  Loans originated to finance the sale of other
   real estate owned                                           $      -         $ (1,376)
                                                               ========         ========

  Total change in unrealized gain on securities
   available-for-sale                                          $   (303)        $    155
                                                               ========         ========

See accompanying notes to the unaudited consolidated financial statements

                           UNION BANKSHARES, INC.
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS:

Note 1.  Basis of Presentation
The accompanying interim unaudited consolidated financial statements of Union Bankshares, Inc. (the Company) for the interim periods ended September 30, 2004 and 2003, and for the quarters then ended, have been prepared in accordance with U.S. generally accepted accounting principles, general practices within the banking industry and the accounting policies described in the Company's Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) and disclosures necessary for a fair presentation of the information contained herein have been made. Certain amounts reported in prior periods have been reclassified for comparative purposes. This information should be read in conjunction with the Company's 2003 Annual Report to Shareholders, 2003 Annual Report on Form 10-K, and current reports on Form 8-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2004, or any other interim period.

All share and per share amounts have been retroactively adjusted for the effect of the three-for-two stock split of August 8, 2003.

Note 2.  Commitments and Contingencies
In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company's financial condition or results of operations.

Note 3.  Earnings Per Share
Earnings per common share amounts are computed based on the weighted average number of shares of common stock outstanding during the period (retroactively adjusted for the August 8, 2003, stock split effected in the form of a stock dividend) and reduced for shares held in Treasury. The assumed conversion of available stock options does not result in material dilution.

Note 4.  New Accounting Pronouncement
On March 9, 2004, the Securities and Exchange Commission (SEC) issued SEC Staff Accounting Bulletin (SAB) No. 105 - Application of Accounting Principles to Loan Commitments. SAB No. 105 summarizes the views of the staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments as required under the Financial Accounting Standard Board (FASB) Statement No. 133. Specifically, SAB No. 105 states that servicing assets and their associated income are to be recognized at the time the servicing asset is created either through securitization or sale, and not upon the extension of a loan commitment, which upon funding, will either be sold or securitized. It is the Company's policy to recognize servicing assets and income only upon the sale of the underlying loan. Accordingly, adoption of SAB No. 105 will not have any effect on the Company's financial statements.

Note 5.  Stock Option Plan
The Company has a stock option plan and continues to apply the intrinsic value based method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation costs been determined on the basis of fair value pursuant to FASB Statement No. 123, "Accounting for Stock-Based Compensation", the effects on net income and earnings per common share for the three months and nine months ended September 30, 2004 and 2003, would have approximated:


                                                      Three Months Ended    Nine Months Ended
                                                      ------------------    -----------------
(Dollars in thousands, except for per share data)      2004       2003       2004      2003
                                                       ----       ----       ----      ----

Net Income as reported                                $1,499     $1,362     $4,078    $3,780
Deduct: Total stock-based compensation
 expense determined under fair value based
 method for all awards, net of related tax effects        (5)        (1)       (14)       (3)
                                                      ------     ------     ------    ------
Pro forma net income                                  $1,494     $1,361     $4,064    $3,777
                                                      ======     ======     ======    ======
Earnings per common share:
As reported                                           $ 0.33     $ 0.30     $ 0.90    $ 0.83
Pro forma                                             $ 0.33     $ 0.30     $ 0.89    $ 0.83

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

Net periodic pension benefit for the three months and nine months ended, September 30, 2004 and 2003, consisted of the following components:


                                                 Three Months Ended    Nine Months Ended
                                                 ------------------    -----------------
                                                   2004     2003         2004     2003
                                                   ----     ----         ----     ----
                                                         (dollars in thousands)

Service cost                                       $102     $ 75         $306     $226
Interest cost on projected benefit obligation       109       98          327      294
Expected return on plan assets                      (90)     (74)        (271)    (221)
Amortization of prior service cost                    2        2            5        5
Amortization of transition asset                      -       (2)           -       (6)
Amortization of net loss                             20       19           61       56
                                                   ----     ----         ----     ----
Net periodic benefit cost                          $143     $118         $428     $354
                                                   ====     ====         ====     ====

The estimated annual employer contribution utilizing the January 1, 2004 employee census has been recalculated by the actuary to be $508,000 compared to the earlier estimate of $570,000 disclosed in the 2003 Annual Report to Shareholders.

Note 7.  Other Comprehensive income

The components of other comprehensive income and related tax effects for the three and nine month periods ended September 30, 2004 and 2003, are as follows:


                                                     Three Months Ended    Nine Months Ended
                                                     ------------------    -----------------
                                                       2004     2003         2004     2003
                                                       ----     ----         ----     ----
                                                             (dollars in thousands)

Unrealized holding gains (losses)
 on available-for-sale securities                      $ 586    $(466)       $(319)   $154
Reclassification adjustment for
 gains realized in income                                  -        -          (25)      -
Reclassification adjustment for losses recognized
 in income on impaired securities                          -        -           41       -
Net unrealized gains (losses)                            586     (466)        (303)    154
Tax effect                                              (199)     158          103     (52)
                                                       -----    -----        -----    ----
Net of tax amount                                      $ 387    $(308)       $(200)   $102
                                                       ====     =====        =====    ====

In June of 2004, the Company wrote down two equity securities to their fair market value as their value had been below the cost basis for an extended period of time and management was unsure if the Company would be able to recover its cost. The impact net of taxes on Net Income for the second quarter and year to date was $27 thousand or less than $.01 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

                                   GENERAL

The following discussion and analysis focuses on those factors that had a material effect on Union Bankshares, Inc.'s (the Company) financial position as of September 30, 2004 and as of December 31, 2003, and its results of operations for the three and nine months ended September 30, 2004 and 2003. This discussion should be read in conjunction with the information in this document under Part I. Financial Statements and accompanying related notes and with other financial information appearing elsewhere in this filing. In the opinion of the Company's management, all adjustments (consisting only of normal recurring adjustments) and disclosures necessary for a fair presentation of the information contained herein have been made. Management is not aware of the occurrence of any events after September 30, 2004, which would materially affect the information presented.

All share and per share amounts in the discussion below have been retroactively adjusted for the effect of the three-for-two stock split of August 8, 2003.

             CAUTIONARY ADVICE ABOUT FORWARD LOOKING STATEMENTS

The Company may from time to time make written or oral statements that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include financial projections, statements of plans and objectives for future operations, estimates of future economic performance and assumptions relating thereto. The Company may include forward-looking statements in this Quarterly Report.

Forward-looking statements reflect management's current expectations and are subject to uncertainties, both general and specific, and risk exists that those predictions, forecasts, projections and other estimates contained in forward-looking statements will not be achieved. Also when we use any of the words "believes," "expects," "anticipates," "intends," "plans," "seeks," "estimates" or similar expressions, we are making forward-looking statements. Many possible events or factors, including those beyond the control of management, could affect the future financial results and performance of our Company. This could cause results or performance to differ materially from those expressed in our forward-looking statements. The possible events or factors that might affect our forward-looking statements include, but are not limited to, the following:

*     uses of monetary, fiscal and tax policy by various governments
* political, legislative or regulatory developments in Vermont, New Hampshire or the United States including changes in laws concerning accounting, taxes, banking and other aspects of the financial services industry
* developments in general economic or business conditions, including interest rate fluctuations, market fluctuations and perceptions, and inflation and their effect on the Company or its customers
* changes in the competitive environment for financial services organizations
*     the Company's ability to retain key personnel
*     changes in technology including demands for greater automation
*     acts of terrorism or war
*     adverse changes in the securities market
* unanticipated lower revenues, loss of customers or business or higher operating expenses
* the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities
* the amount invested in new business opportunities and the timing of these investments

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

                        CRITICAL ACCOUNTING POLICIES

The Company has established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company's financial statements. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the reported amount of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying related notes. The Securities and Exchange Commission has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company has identified the accounting policies and judgments most critical to the Company. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements. In estimating the allowance for loan losses, management utilizes historical experience as well as other factors including the effect of changes in the local real estate market on collateral values, the effect on the loan portfolio of current economic indicators and their probable impact on borrowers and changes in delinquent, nonperforming or impaired loans. Changes in these factors may cause management's estimate of the allowance for loan losses to increase or decrease and result in adjustments to the Company's provision for loan losses. For additional information see FINANCIAL CONDITION - Allowance for Loan Losses below. Although management believes that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

                                  OVERVIEW

The Company's net income for the quarter ended September 30, 2004 was $1.50 million, compared with net income of $1.36 million for the third quarter of 2003 or a 10.3% increase between years. Gross interest income increased from $5.08 million for the quarter ending September 30, 2003 to $5.12 million for 2004. The Company expects growth to continue as the prime rate was raised three times during the third quarter of 2004 which will have a beneficial impact on gross interest income. There was also a decrease in interest expense between quarters from $978 thousand in 2003 to $806 thousand in 2004. Therefore, net interest income increased for the quarter ending September 30, 2004 from $4.10 million for the same period in 2003 to $4.31 million for 2004.

The Company's total assets grew from $357 million at December 31, 2003 to $360 million at September 30, 2004.

The following per share information and key ratios depict several measurements of performance or financial condition for or at the quarters and nine months ending September 30, 2004 and 2003, respectively:


                                                  Quarter Ended                     Year To Date
                                         ------------------------------    ------------------------------
                                         September 30,    September 30,    September 30,    September 30,
                                              2004             2003             2004             2003
                                         -------------    -------------    -------------    -------------

Return on average assets (ROA) (1)            1.69%            1.56%            1.55%            1.48%
Return on average equity (ROE) (1)           14.47%           13.88%           13.26%           13.02%
Net interest margin (1), (2)                  5.30%            5.22%            5.19%            5.22%
Efficiency ratio (3)                         57.48%           59.26%           61.15%           61.91%
Net interest spread (4)                       5.03%            4.95%            4.94%            4.91%
Loan to Deposit ratio                        92.28%           91.80%           92.28%           91.80%
Net loan charge-offs to average loans         0.00%            0.00%            0.00%            0.00%
Allowance for loan losses to loans            1.12%            1.26%            1.12%            1.26%
Non-performing assets to total assets         0.07%            0.07%            0.07%            0.07%
Equity to assets                             11.62%           11.43%           11.62%           11.43%
Total capital to risk weighted assets        18.12%           18.27%           18.12%           18.27%
Book value per share                        $ 9.20           $ 8.88           $ 9.20           $ 8.88
Earnings per share                          $ 0.33           $ 0.30           $ 0.90           $ 0.83
Dividends paid per share                    $ 0.22           $ 0.20           $ 0.66           $ 0.60
Dividend payout ratio (5)                    66.78%           66.76%           73.64%           72.14%

<F1>  Annualized
<F2>  The ratio of tax equivalent net interest income to average earning assets.
<F3>  The ratio of noninterest expense to tax equivalent net interest income and other income excluding securities gains and losses from other income.
<F4>  The difference between the average rate earned on assets minus the average rate paid on liabilities.
<F5>  Dividends paid divided by net income.

The prime rate was static throughout the first half of 2004 at 4.00% which was the lowest it had been since 1959. The prime rate was raised three times during the third quarter at 25 basis points each time. The prime rate is now 4.75%. The prime rate during 2003 was 4.25% until June 27, 2003, when it was lowered to 4.00%.

                            RESULTS OF OPERATIONS

Net Interest Income. The largest component of the Company's operating income is net interest income, which is the difference between interest and dividend income received from interest-earning assets and the interest expense paid on its interest-bearing liabilities. The Company's net interest income increased by $207 thousand, or 5.0%, to $4.3 million for the three months ended September 30, 2004, from $4.1 million for the three months ended September 30, 2003. The net interest spread increased by 8 basis points to 5.03% for the three months ended September 30, 2004, from 4.95% for the three months ended September 30, 2003, as interest rates paid on liabilities have not moved up as quickly as rates earned on assets in response to the quarter's increases in the prime and market rates. The net interest margin for the third quarter of 2004 increased 8 basis points to 5.30% from the third quarter of 2003 at 5.22%.

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

Nonaccrual loans are included in asset balances for the appropriate periods, but recognition of interest on such loans is discontinued and any remaining accrued interest receivable is reversed, in conformity with federal regulations. The yields, net interest spread and net interest margins appearing in the following table have been calculated on a pre-tax basis:


                                                             Three months ended September 30,
                                                          2004                               2003
                                            -------------------------------    -------------------------------
                                                        Interest    Average                Interest    Average
                                            Average     Earned/     Yield/     Average     Earned/     Yield/
                                            Balance       Paid       Rate      Balance       Paid       Rate
                                            -------     --------    -------    -------     --------    -------
                                                                  (dollars in thousands)

Average Assets:
  Federal funds sold and
   overnight deposits                       $  3,418     $    11     1.27%     $  6,890     $    14     0.83%
  Interest bearing deposits in banks           6,703          53     3.15%        4,386          37     3.42%
  Investments (1), (2)                        44,577         529     4.95%       36,894         436     4.99%
  Loans, net (1), (3)                        273,059       4,523     6.63%      269,130       4,594     6.83%
                                            --------     -------     ----      --------     -------     ----
Total interest-earning assets (1)            327,757       5,116     6.27%      317,300       5,081     6.44%

Cash and due from banks                       12,696                             17,872
Premises and equipment                         4,965                              4,540
Other assets                                   7,389                              6,724
                                            --------                           --------
      Total assets                          $352,807                           $346,436
                                            ========                           ========

Average Liabilities and
 Stockholders' Equity:
  Now accounts                              $ 44,883     $    45     0.40%     $ 43,670     $    53     0.48%
  Savings and money market accounts          112,153         206     0.73%      108,545         232     0.85%
  Time deposits                               90,866         468     2.04%       99,700         607     2.41%
  Borrowed funds                               9,391          87     3.63%        7,794          86     4.38%
                                            --------     -------     ----      --------     -------     ----
      Total interest-bearing liabilities     257,293         806     1.24%      259,709         978     1.49%

Non-interest bearing deposits                 50,961                             44,026
Other liabilities                              3,353                              3,757
                                            --------                           --------
      Total liabilities                      311,607                            307,492

Stockholders' equity                          41,200                             38,944
                                            --------                           --------
      Total liabilities and
       stockholders' equity                 $352,807                           $346,436
                                            ========                           ========

Net interest income                                      $ 4,310                             $ 4,103
                                                         =======                             =======

Net interest spread (1)                                             5.03%                             4.95%
                                                                    ====                              ====

Net interest margin (1)                                             5.30%                             5.22%
                                                                    ====                              ====

<F1>  Average yield reported on a tax-equivalent basis.
<F2>  The average balance of investments is calculated on the amortized cost basis.
<F3>  Includes loans held for sale and is net of unearned income and allowance for loan losses.





                                                             Nine months ended September 30,
                                                          2004                               2003
                                            -------------------------------    -------------------------------
                                                        Interest    Average                Interest    Average
                                            Average     Earned/     Yield/     Average     Earned/     Yield/
                                            Balance       Paid       Rate      Balance       Paid       Rate
                                            -------     --------    -------    -------     --------    -------
                                                                  (dollars in thousands)

Average Assets:
  Federal funds sold and
   overnight deposits                       $  3,387     $    24     0.92%     $  8,402     $    62     0.99%
  Interest bearing deposits in banks           6,622         155     3.11%        4,719         130     3.69%
  Investments (1), (2)                        44,691       1,534     4.78%       40,155       1,443     5.06%
  Loans, net (1), (3)                        269,048      13,172     6.58%      260,542      13,696     7.09%
                                            --------     -------     ----      --------     -------     ----
Total interest-earning assets (1)            323,748      14,885     6.20%      313,818      15,331     6.62%

Cash and due from banks                       15,240                             15,713
Premises and equipment                         4,790                              4,582
Other assets                                   7,523                              7,184
                                            --------                           --------
      Total assets                           351,301                           $341,297
                                            ========                           ========

Average Liabilities and
 Stockholders' Equity:
  Now accounts                              $ 44,422     $   133     0.40%     $ 42,128     $   175     0.55%
  Savings and money market accounts          111,625         619     0.74%      107,749         798     0.99%
  Time deposits                               93,350       1,449     2.07%      100,275       2,058     2.74%
  Borrowed funds                               9,742         266     3.59%        7,612         258     4.54%
                                            --------     -------     ----      --------     -------     ----
      Total interest-bearing liabilities     259,139       2,467     1.27%      257,764       3,289     1.71%

Non-interest bearing deposits                 47,855                             40,902
Other liabilities                              3,221                              3,818
                                            --------                           --------
      Total liabilities                      310,215                            302,484

Stockholders' equity                          41,086                             38,813
                                            --------                           --------
      Total liabilities and
       stockholders' equity                 $351,301                           $341,297
                                            ========                           ========

Net interest income                                      $12,418                            $12,042
                                                         =======                            =======

Net interest spread (1)                                              4.94%                              4.91%
                                                                     ====                               ====

Net interest margin (1)                                              5.19%                              5.22%
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


                                               Three Months Ended September 30, 2004 Compared
                                                  To Three Months Ended September 30, 2003
                                                    Increase/(Decrease) Due to Change In
                                               ----------------------------------------------
                                                        Volume      Rate        Net
                                                        ------      ----        ---
                                                           (dollars in thousands)

Interest-earning assets:
  Federal funds sold and overnight deposits             $ (7)     $     4     $  (3)
  Interest bearing deposits in banks                      20           (4)       16
  Investments                                             98           (5)       93
  Loans, net                                              67         (138)      (71)
                                                        ----      -------     -----
      Total interest-earnings assets                    $178      $  (143)    $  35
Interest-bearing liabilities:
  Now accounts                                          $  1      $    (9)    $  (8)
  Savings and money market accounts                        8          (34)      (26)
  Time deposits                                          (55)         (84)     (139)
  Borrowed funds                                          19          (18)        1
                                                        ----      -------     -----
      Total interest-bearing liabilities                $(27)     $  (145)    $(172)
                                                        ----      -------     -----
Net change in  net interest income                      $205      $     2     $ 207
                                                        ====      =======     =====


                                               Nine Months Ended September 30, 2004 Compared
                                                  To Nine Months Ended September 30, 2003
                                                    Increase/(Decrease) Due to Change In
                                               ---------------------------------------------
                                                        Volume      Rate        Net
                                                        ------      ----        ---
                                                           (dollars in thousands)

Interest-earning assets:
  Federal funds sold and overnight deposits             $(37)     $    (1)    $ (38)
  Interest bearing deposits in banks                      54          (29)       25
  Investments                                            180          (89)       91
  Loans, net                                             479       (1,003)     (524)
                                                        ----      -------     -----
      Total interest-earnings assets                    $676      $(1,122)    $(446)
Interest-bearing liabilities:
  Now accounts                                          $  9      $   (51)    $ (42)
  Savings and money market accounts                       30         (209)     (179)
  Time deposits                                         (141)        (468)     (609)
  Borrowed funds                                          76          (68)        8
                                                        ----      -------     -----
      Total interest-bearing liabilities                $(26)     $  (796)    $(822)
                                                        ----      -------     -----
Net change in  net interest income                      $702      $  (326)    $ 376
                                                        ====      =======     =====

Quarter Ended September 30, 2004, compared to Quarter Ended September 30, 2003.

Interest and Dividend Income. The Company's interest and dividend income increased by $35 thousand, to $5.12 million for the three months ended September 30, 2004, from $5.08 million for the three months ended September 30, 2003, with average earning assets increasing by $10.5 million, or 3.3%, to $327.8 million for the three months ended September 30, 2004, from $317.3 million for the three months ended September 30, 2003. The increase in interest income resulting from the growth in average earning assets was tempered by the lower rates earned on those assets in 2004 versus 2003.

Average loans approximated $273.1 million for the three months ended September 30, 2004, up from $269.1 million for the three months ended September 30, 2003 or 1.5%, while at the same time the average yield on loans declined from 6.83% for the September 30, 2003, quarter to 6.63% for the 2004 quarter reflecting the lower rate environment for most of 2004.

The $4.3 million or 23.6% increase in commercial loans, the $2.0 million or 12.4% increase in loans to municipalities and the $13.6 million or 11.6% increase in commercial real estate loans was partially offset by the $1.2 million or 11.6% decrease in personal loans, the $585 thousand or 3.9% decrease in construction loans, and a $10.7 million, or 11.2% decrease in residential real estate secured loans. There was $6.0 million of residential real estate loans sold during the third quarter of 2004 and $19.1 million year to date as management continues to manage long term interest rate risk by utilizing the secondary market for loan sales.

The average balance of investments (including mortgage-backed securities) increased by $7.7 million to $44.6 million for the three months ended September 30, 2004, from $36.9 million for the three months ended September 30, 2003. The increase in the investment portfolio in 2004 reflects the movement out of low rate, short term federal funds sold and a reduction in funds kept in non-interest earning Due From Bank accounts. The average level of federal funds sold and overnight deposits decreased by $3.5 million or 50.4%, to $3.4 million for the three months ended September 30, 2004, from $6.9 million for the three months ended September 30, 2003. The average balance in interest bearing deposits in banks increased by $2.3 million to $6.7 million from $4.4 million, or a 52.8% increase. Interest income from non-loan instruments was $593 thousand for 2004 and $487 thousand for 2003 reflecting the increase in volume slightly offset by the overall decrease in yields.

Interest Expense. The Company's interest expense decreased $172 thousand, or 17.6%, to $806 thousand for the three months ended September 30, 2004, from $978 thousand for the three months ended September 30, 2003, with average interest-bearing liabilities decreasing $2.4 million, or 0.9%, to $257.3 million for the three months ended September 30, 2004, from $259.7 million for the three months ended September 30, 2003. The decrease in interest expense resulting from the decrease in interest-bearing liabilities was in addition to the lower rates paid in 2004 versus 2003. Average time deposits were $90.9 million for the three months ended September 30, 2004, and $99.7 million for the three months ended September 30, 2003, or a decrease of 8.9%. The average balances for money market and savings accounts increased by $3.6 million, or 3.3% to $112.2 million for the three months ended September 30, 2004, from $108.5 million for the three months ended September 30, 2003. The 2.8% or $1.2 million increase in NOW accounts brought the average balance up to $44.9 million from $43.7 million. Management believes that customers have maintained very liquid positions during the last few years as they anticipate the interest rates paid on all deposit instruments will rise.

The average balance on funds borrowed increased from $7.8 million for the three months ended September 30, 2003, to $9.4 million for the three months ended September 30, 2004 as the Company's subsidiary had borrowed and paid off two short term Federal Home Loan Bank (FHLB) of Boston bullet advances totaling $5 million during 2004 for liquidity purposes to temporarily fund asset growth. These were partially offset by continuing pay downs on amortizing Federal Home Loan Bank advances.

Noninterest Income. The Company's noninterest income increased $54 thousand, or 6.5%, to $882 thousand for the three months ended September
30, 2004, from $828 thousand for the three months ended September 30, 2003. Trust department income increased to $57 thousand for the three months of 2004 from $40 thousand in the same period of 2003 or a 42.5% increase primarily due to fee increases implemented July 1, 2004, and the increase in the stock market since the majority of the fee income is based on the market value of assets under management. Gain on sale of loans held for sale was down between quarters at $62 thousand for 2004 and $90 thousand for 2003 as loans totaling $6.0 million were sold during this quarter of 2004 versus $10.0 million in 2003. Service fees (sources of which include, among others, deposit and loan servicing fees, ATM fees, and safe deposit fees) increased $66 thousand or 10.1% to $718 thousand for the three months ended September 30, 2004, from $652 thousand for the three months ended September 30, 2003. The majority of the increase was in overdraft fees which were increased earlier in 2004, merchant program income, ATM/Debit Card income and loan servicing fees. The main components of Other Income in both years are net servicing rights on loans sold and the increase in the cash surrender value of life insurance owned under the deferred compensation plan.

Noninterest Expense. The Company's noninterest expense increased $57 thousand, or 1.9%, to remain stable at $3.0 million for the three months ended September 30, 2004 and 2003. Salaries increased in 2004 to $1.36 million from $1.30 million or 4.6%. Pension and employee benefits decreased $98 thousand, or 19.4%, to $408 thousand for the three months ended September 30, 2004, from $506 thousand for the three months ended September 30, 2003, mainly due to refining the estimated 2004 pension plan costs as all the former eligible Citizens employees became participants of the Union Bank Defined Benefit Pension Plan effective January 1, 2004, and a reduction in health insurance costs for the quarter. Net occupancy expense increased $25 thousand, or 16.8%, to $174 thousand for the three months ended September 30, 2004, from $149 thousand for the three months ended September 30, 2003, mainly due to the increase in facility rental expense and the allocation of property insurance costs. Equipment expense increased $26 thousand or 11.6% to $250 thousand for the three months ended September 30, 2004, from $224 thousand for the same period in 2003 due to the increase in depreciation expense. Net operation of other real estate owned was $14 thousand for the three months ended September 30, 2004 compared to $34 thousand for the same period in 2003. Other operating expenses were up $64 thousand or 8.5% to $818 thousand for the third quarter of 2004 compared to $754 thousand for the same period in 2003 as the third quarter of 2004 included increased training and supply costs due to the implementation of imaging and Check 21. The quarter also included an increase in other operating expenses of $22 thousand in advertising costs as product brochures and ads were reworked.

Income Tax Expense. The Company's income tax expense increased by $67 thousand, or 11.7%, to $641 thousand for the three months ended September 30, 2004, from $574 thousand for the comparable period of 2003, mainly due to increased net taxable income.

Year to Date September 30, 2004, compared to Year to Date September 30, 2003.

Interest and Dividend Income. The Company's interest and dividend income decreased by $446 thousand, or 2.9%, to $14.9 million for the nine months ended September 30, 2004, from $15.3 million for the nine months ended September 30, 2003, reflecting the lower interest rate environment during the first 6 months of 2004. Average earning assets increased $9.9 million, or 3.2%, to $323.7 million for the nine months ended September 30, 2004, from $313.8 million for the nine months ended September 30, 2003. Average loans approximated $269.0 million for the nine months ended September 30, 2004, up from $260.5 million for the nine months ended September 30, 2003. The net $8.5 million increase was net of sales of residential real estate loans during the first nine months of 2004 of $19.1 million. Average residential real estate loans decreased $10.7 million or 11.2% from $95.1 million for 2003 to $84.4 million for 2004. Average construction loan volume increased $.4 million or 2.9% from $13.5 million in 2003 to $13.9 million in 2004. Average commercial real estate loans increased $15.2 million or 13.6% from $111.8 million in 2003 to $127.0 million in 2004. And, average municipal loans increased $2.6 million or 18.6% from $14.0 million in 2003 to $16.6 million in 2004. In addition to the reduction resulting from the sales of residential real estate loans of $19.1 million, average consumer loans dropped $1.1 million or 12.4% from $10.0 million in 2003 to $8.9 million in 2004. The local economy continues to support both residential and commercial growth in 2004.

The average balance of investment securities (including mortgage-backed securities) increased by $4.5 million, or 11.3%, to $44.7 million for the nine months ended September 30, 2004, from $40.2 million for the nine months ended September 30, 2003. The average level of federal funds sold and overnight deposits decreased by $5.0 million or 59.7%, to $3.4 million for the nine months ended September 30, 2004, from $8.4 million for the nine months ended September 30, 2003, as funds were moved from overnight positions to a ladder of investments. The average balance in interest bearing deposits in banks increased by $1.9 million to $6.6 million from $4.7 million, or a 40.3% increase. Interest income from non-loan instruments was $1.7 million for 2004 and $1.6 million for 2003 reflecting the decrease in yields offset slightly by the overall $1.4 million increase in volume and the slight lengthening of the portfolio's duration.

Interest Expense. The Company's interest expense decreased by $822 thousand, or 25.0%, to $2.5 million for the nine months ended September 30, 2004, from $3.3 million for the nine months ended September 30, 2003 reflecting the low interest rate environment. This reduction in interest expense occurred despite an increase of $1.4 million in average interest-bearing liabilities to $259.1 million for the nine months ended September 30, 2004, from $257.8 million for the nine months ended September 30, 2003. Average time deposits were $93.4 million for the nine months ended September 30, 2004, and $100.3 million for the nine months ended September 30, 2003, or a decrease of 6.9%. The average balances for money market and savings accounts increased by $3.9 million, or 3.6% to $111.6 million for the nine months ended September 30, 2004, from $107.7 million for the nine months ended

September 30, 2003. The 5.4% increase in NOW accounts brought the average balance up to $44.4 million from $42.1 million.

Customers have maintained very liquid positions during the last two years as management believes they anticipate interest rates paid on deposit instruments will rise and as stock market volatility continues.

The average balance on funds borrowed increased from $7.6 million at September 30, 2003 to $9.7 million at September 30, 2004, as the Company borrowed and subsequently paid off liquidity advances to temporarily fund asset growth during 2004 while continuing to pay down amortizing Federal Home Loan Bank Advances.

Noninterest Income. The Company's noninterest income increased $180 thousand, or 7.1%, to $2.7 million for the nine months ended September 30, 2004, from $2.5 million for the nine months ended September 30, 2003. The current year includes net gains on the sales of securities of $25 thousand where there were no sales during the nine months of 2003. The results for the period reflected a net gain of $296 thousand from the sales of $19.1 million of loans held for sale compared to a $317 thousand gain from the $19.1 million of sales during 2003. The company sold, in both years, many of the newer, lower rate, long term residential real estate loans into the secondary market to mitigate interest rate risk. Trust department income increased to $148 thousand for the nine months of 2004 from $120 thousand in the same period of 2003, or a 23.3% increase, primarily due to the increase in July of 2004 in fees charged and the increase in the stock market since the majority of the fee income is based on the market value of the assets under management. Service fees (sources of which include, among others, deposit and loan servicing fees, ATM fees, and safe deposit fees) increased by $100 thousand, or 5.1%, to $2.1 million for the nine months ended September 30, 2004, from 2.0 million for the nine months ended September 30, 2003. Other income in 2004 was $171 thousand, up 39.0% from $123 thousand in 2003.
This reflects a $24 thousand increase between years in net servicing rights mainly due to the sales of loans discussed earlier and an increase of $27 thousand in income from the cash surrender value of life insurance.

Noninterest Expense. The Company's noninterest expense increased $199 thousand, or 2.2%, to $9.3 million for the nine months ended September 30, 2004, from $9.1 million for the nine months ended September 30, 2003. Salaries increased $18 thousand, or 0.4%, to $4.1 million for both the nine months ended September 30, 2004, and 2003, reflecting normal salary activity and the non-reoccurence of the 2003 accrual for $186 thousand for separation or reduction in force agreements with four former employees at Citizens. Pension and employee benefits increased $100 thousand, or 7.0%, to $1.5 million for the nine months ended September 30, 2004, from $1.4 million for the nine months ended September 30, 2003, mainly due to an $88 thousand increase in employee group insurance plans costs and a $20 thousand increase in retirement plan costs due mainly to the increasing cost of the defined benefit pension plan. The addition of the former
Citizens employees to the defined benefit plan effective January 1, 2004, is responsible for the majority of the increase. This was partially offset by the elimination for 2004 of the profit-sharing component of the defined contribution plan. Net occupancy expense increased $49 thousand, or 9.7%, to $555 thousand for the nine months ended September 30, 2004, from $506 thousand for the nine months ended September 30, 2003 mainly due to the allocation of property insurance and higher building maintenance costs during the first half of 2004. Equipment expense increased $20 thousand or 3.0% to $691 thousand for the nine months ended September 30, 2004, from $671 thousand for the same period in 2003. Net operation of other real estate owned was $49 thousand for the nine months ended September 30, 2004 compared to $113 thousand for the same period in 2003. Other operating expenses were relatively flat at $2.4 million for the first nine months of 2004 and 2003 only increasing $76 thousand or 3.2% between years. There were no merger related expenses of the subsidiaries or stock split expenses in 2004 as there were in 2003. Other operating expense for 2004 included a $41 thousand write-down to the lower of cost or market on two equity securities that were deemed impaired. (see Footnote 7 for further details) Advertising expense has risen from $112 thousand for 2003 to $171 thousand for 2004 as the Company changed to a contract basis for most of our radio and print ads, the brochures and advertisements utilized have been freshened, and new products or services were added.

Income Tax Expense. The Company's income tax expense increased by $143 thousand, or 9.3%, to $1.7 million for the nine months ended September 30, 2004, from $1.5 million for the comparable period of 2003, mainly due to increased taxable income.

                             FINANCIAL CONDITION

At September 30, 2004, the Company had total consolidated assets of $360 million, including net loans and loans held for sale of $282 million, deposits of $309 million and stockholders' equity of $42 million. The Company's total assets increased by $3 million to $360 million at September 30, 2004, from $357 million at December 31, 2003.

Total net loans and loans held for sale increased by $13.0 million or 4.9% to $281.6 million or 78.1% of total assets at September 30, 2004, as compared to $268.6 million or 75.3% of total assets at December 31, 2003. Cash and cash equivalents, including federal funds sold and overnight deposits, decreased $7.6 million or 30.8% to $17.0 million at September 30, 2004 from $24.5 million at December 31, 2003 as funds were moved into longer term interest earning assets.

Securities available-for-sale decreased from $44.4 million at December 31, 2003 to $42.0 million at September 30, 2004, a $2.4 million or 5.4% decrease as loan demand continued to be strong.

Deposits increased $3.3 million or 1.1% to $308.7 million at September 30, 2004, from $305.4 million at December 31, 2003. Total borrowings decreased $.5 million to $6.7 million at September 30, 2004, from $7.2 million at December 31, 2003, as the subsidiary bank continued to pay down amortizing Federal Home Loan Bank advances.

Loan Portfolio. The Company's loan portfolio (including loans held for sale) primarily consists of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. As of September 30, 2004, the Company's gross loan portfolio totaled $284.9 million, or 79.0 %, of assets, of which $117.9 million, or 41.4% of gross loans, consisted of residential mortgages and construction loans, and $114.9 million, or 40.3%, of total loans consisted of commercial real estate loans. As of such date, the Company's loan portfolio also included $21.4 million of commercial loans, $21.6 million of municipal loans, and $9.0 million of consumer loans representing, in order, 7.5%, 7.6% and 3.2% of total loans outstanding on September 30, 2004.

Gross loans and loans held for sale have increased $13.1 million or 4.8% since December 31, 2003. An increase of $10.3 million or 10.1% in commercial real estate loans, an increase of $3.4 million or 19.2% in commercial loans, an increase in municipal loans of $6.3 million or 40.8%, an increase of $2.4 million or 2.3% in residential real estate loans, were partially offset by a decrease of $9.0 million or 48.4% in loans held for sale and a $.4 million or 4.1% decrease in consumer loans. The Company sold $19.1 million of loans held for sale during the first nine months of 2004.

The following table shows information on the composition of the Company's loan portfolio as of September 30, 2004 and December 31, 2003:


Loan Type                                        September 30, 2004    December 31, 2003
---------                                        ------------------    -----------------
                                                          (dollars in thousands)

Real Estate                                      $110,668     38.8%    $108,231     39.8%
Commercial real estate                            112,712     39.5%     102,366     37.7%
Commercial                                         21,303      7.5%      17,877      6.6%
Consumer                                            9,018      3.2%       9,402      3.5%
Municipal loans                                    21,613      7.6%      15,346      5.6%
Loans held for sale                                 9,565      3.4%      18,524      6.8%
                                                 --------    -----     --------    -----
      Total loans                                 284,879    100.0%     271,746    100.0%

Deduct:
Allowance for loan losses                          (3,093)               (3,029)
Net unearned loan fees, premiums & discounts         (188)                 (185)
                                                 --------              --------
      Total net loans and loans held for sale    $281,598              $268,532
                                                 ========              ========

The Company originates and sells residential mortgages into the secondary market, with most such sales made to the Federal Home Loan Mortgage Corporation (FHLMC) and the Vermont Housing Finance Agency (VHFA). Management expects to continue to use this strategy in an effort to protect the interest margin from the effect of making long term loans in a historically low interest rate environment. The Company services an $183 million residential mortgage portfolio, approximately $73 million of which is serviced for unaffiliated third parties at September 30, 2004. Additionally, the Company originates commercial real estate and commercial loans under various SBA programs that provide an agency guarantee for a portion of the loan amount. The Company occasionally sells the guaranteed portion of the loan to other financial concerns and will retain servicing rights, which generates fee income. The Company serviced $4.6 million of commercial and commercial real estate loans for unaffiliated third parties as of September 30, 2004. The Company capitalizes servicing rights on these fees and recognizes gains and losses on the sale of the principal portion of these loans as they occur.
The unamortized balance of servicing rights on loans sold with servicing retained was $307 thousand at September 30, 2004, with an estimated market value of $397 thousand.

In the ordinary course of business, the Company occasionally participates out a portion of commercial/commercial real estate loans to other financial institutions for liquidity or credit concentration management purposes.
The total of loans participated out as of September 30, 2004 was $7.2 million.

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

The Company had loans on nonaccrual status totaling $1.6 million or .57% of gross loans and loans held for sale at September 30, 2004 and $1.6 million or 0.58% at December 31, 2003. The aggregate interest income not recognized on such nonaccrual loans amounted to approximately $406 thousand and $411 thousand as of September 30, 2004 and 2003, respectively.

The Company had $836 thousand and $1.7 million in loans past due 90 days or more and still accruing interest at September 30, 2004 and December 31, 2003, respectively. At September 30, 2004, the Company had internally classified certain loans totaling $1.8 million and $1.7 million at December 31, 2003.
In management's view, such loans represent a higher degree of risk and could become nonperforming loans in the future. While still on a performing status, in accordance with the Company's credit policy, loans are internally classified when a review indicates any of the following conditions makes the likelihood of collection uncertain:

*     the financial condition of the borrower is unsatisfactory;
*     repayment terms have not been met;
* the borrower has sustained losses that are sizable, either in absolute terms or relative to net worth;
*     confidence is diminished;
*     loan covenants have been violated;
*     collateral is inadequate; or
*     other unfavorable factors are present.

At September 30, 2004, the Company had acquired by foreclosure or through repossession real estate worth $200 thousand, consisting of one commercial property which is currently under contract to sell. The balance at December 31, 2003, was $10 thousand.

Allowance for Loan Losses. Some of the Company's loan customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge off a portion or all of the remaining principal balance due. The Company maintains an allowance for loan losses to absorb such losses. The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio; however, actual loan losses may vary from current estimates. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the composition of the portfolio, growth of the portfolio, credit concentrations, trends in historical loss experience, delinquency and past due trends, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. The provision for loan losses represents the current period credit cost associated with maintaining an appropriate allowance for loan losses. There was no provision for loan losses deemed necessary in the first half of 2004 and the provision was $30 thousand for the third quarter of 2004. While the Company allocates the allowance for loan losses based on the percentage category to total loans, the portion of the allowance for loan losses allocated to each category does not represent the total available for future losses which may occur within the loan category since the total allowance for "possible" loan losses is a valuation reserve applicable to the entire portfolio. Based on an evaluation of the loan portfolio, management presents a quarterly analysis of the allowance for loan losses to the Board of Directors, indicating any changes in the allowance since the last review and any recommendations as to adjustments in the allowance.

For the quarter ended September 30, 2004, the methodology used to determine the provision and allowance for loan losses was unchanged from the prior year. The composition of the Company's loan portfolio remained relatively unchanged from December 31, 2003, and there was no material change in the lending programs or terms during the quarter.

The following table reflects activity in the allowance for loan losses for the three and nine months ended September 30, 2004 and 2003:


                                          Three Months            Nine Months
                                      Ended, September 30,    Ended, September 30,
                                      --------------------    --------------------
                                         2004      2003          2004      2003
                                         ----      ----          ----      ----
                                                 (dollars in thousands)

Balance at the beginning of period      $3,023    $2,993        $3,029    $2,908
Charge-offs
  Real Estate                                3         -            37        17
  Commercial                                13         -            13        10
  Consumer and other                        20         7            25        43
                                        ------    ------        ------    ------
      Total charge-offs                     36         7            75        70
                                        ------    ------        ------    ------
Recoveries
  Real Estate                                -         1             -         2
  Commercial                                66         1            71        26
  Consumer and other                        10        14            38        52
                                        ------    ------        ------    ------
      Total recoveries                      76        16           109        80
                                        ------    ------        ------    ------
Net recoveries                              40         9            34        10
Provision for loan losses                   30        30            30       114
                                        ------    ------        ------    ------
Balance at end of period                $3,093    $3,032        $3,093    $3,032
                                        ======    ======        ======    ======

The following table shows the breakdown of the Company's allowance for loan loss by category of loan (net of loans held for sale) and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:


                               September  30, 2004    December 31, 2003
                               -------------------    -----------------
                                        (dollars in thousands)
                                Amount    Percent     Amount    Percent
                                ------    -------     ------    -------

Real Estate
  Residential                   $  502     31.3%      $  525      31.9%
  Commercial                     1,799     40.9%       1,578      42.7%
  Construction                     208      7.5%         183       7.2%
Other Loans
  Commercial                       363      7.7%         336       7.1%
  Consumer installment             139      3.3%         145       3.7%
  Home equity loans                 28      1.4%          25       1.3%
  Municipal, Other and
   Unallocated                      54      7.9%         237       6.1%
                                ------    -----       ------     -----
      Total                     $3,093      100%      $3,029     100.0%
                                ======    =====       ======     =====
Ratio of Net Charge Offs to
 Average Loans not held
 for sale (1)                              0.00%                  0.00%
                                          -----                  -----
Ratio of Allowance for Loan
 Losses to Loans not held
 for sale                                  1.12%                  1.20%
                                          -----                  -----

<F1>  Annualized

Management of the Company believes that the allowance for loan losses at September 30, 2004, is adequate to cover losses inherent in the Company's loan portfolio as of such date. However there can be no assurance that the Company will not sustain losses in future periods, which could be greater than the size of the allowance at September 30, 2004. See CRITICAL ACCOUNTING POLICIES.

While the Company recognizes that any economic slowdown may adversely impact its borrowers' financial performance and ultimately their ability to repay their loans, management continues to be cautiously optimistic about the key credit indicators from the Company's loan portfolio.

Investment Activities At September 30, 2004, the reported value of investment securities available-for-sale was $42.0 million or 11.6% of its assets. The Company had no securities classified as held-to-maturity or trading. The reported value of securities available-for-sale at September 30, 2004, reflects a positive valuation adjustment of $850 thousand. The offset of this adjustment, net of income tax effect, was reflected in the accumulated other comprehensive income component of stockholders' equity.

At December 31, 2003, the Company had one debt security and two equity securities with fair values of $662 thousand that had unrealized losses of $55 thousand that had existed for more than 12 months. The debt security has since paid off. The two equity securities were written down in June of 2004 to their fair market value. (see Footnote 7 for further details). Two agency mortgage backed securities have been in a loss position for more than 12 months as of September 30, 2004, with a market value of $799 thousand and an unrealized loss of $26 thousand. Management believes that the Company has the ability to hold these securities to maturity if necessary to ultimately recover its cost and has not identified any credit quality issues that would lead management to believe that the decline in market value is other than temporary as a result of rising interest rates.

Deposits. The following table shows information concerning the Company's average deposits by account type, and the weighted average nominal rates at which interest was paid on such deposits for the periods ending September 30, 2004 and December 31, 2003:


                                   Nine Months Ended,                     Year Ended
                                  September  30, 2004                 December 31, 2003
                            -------------------------------    -------------------------------
                                                  (dollars in thousands)
                                        Percent                            Percent
                            Average     Of Total    Average    Average     of Total    Average
                            Amount      Deposits      Rate     Amount      Deposits      Rate
                            -------     --------    -------    -------     --------    -------

Non-time deposits:
  Demand deposits           $ 47,855      16.1%                $ 42,341      14.4%
  Now accounts                44,422      14.9%      0.40%       43,349      14.7%      0.51%
  Money Markets               64,500      21.7%      0.85%       64,417      21.9%      1.05%
  Savings                     47,125      15.9%      0.58%       44,574      15.2%      0.81%
                            --------     -----                 --------     -----
Total non-time deposits:     203,902      68.6%                 194,681      66.2%
                            --------     -----                 --------     -----
Time deposits:
  Less than $100,000          66,447      22.4%      1.99%       72,084      24.5%      2.70%
  $100,000 and over           26,903       9.0%      2.25%       27,348       9.3%      2.43%
                            --------     -----                 --------     -----
Total time deposits           93,350      31.4%      2.07%       99,432      33.8%      2.62%
                            --------     -----                 --------     -----
Total deposits              $297,252     100.0%      0.99%     $294,113     100.0%      1.31%
                            ========     =====                 ========     =====

The following table sets forth information regarding the amounts of the Company's time deposits in amounts of $100,000 or more at September 30, 2004 and December 31, 2003, that mature during the periods indicated:


                  September 30, 2004    December 31, 2003
                  ------------------    -----------------
                           (dollars in thousands)

Within 3 months         $ 8,955              $ 9,399
3 to 6 months            13,155               16,264
6 to 12 months            2,983                3,820
Over 12 months              388                  379
                        -------              -------
                        $25,481              $29,862
                        =======              =======

Borrowings. Borrowings from the Federal Home Loan Bank of Boston (FHLB) were $6.7 million at September 30, 2004, at a weighted average rate of 4.52%, and $7.2 million at December 31, 2003, at a weighted average rate of 4.43%. The change between year end 2003 and the end of the third quarter of 2004 is a net decrease of $.5 million which was comprised of borrowing $475 thousand in a long-term amortizing advance to match funding on a new loan offset by continuing paydowns on amortizing advances.

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

A key element in the process of managing market risk involves direct involvement by senior management and oversight by the Board of Directors as to the level of risk assumed by the Company in its balance sheet. The Board of Directors reviews and approves risk management policies, including risk limits and guidelines and reviews quarterly the current position in relationship to those limits and guidelines. Daily oversight functions are delegated to the Asset Liability Management Committee ("ALCO"). The ALCO, consisting of senior business and finance officers, actively measures, monitors, controls and manages interest rate risk exposure that can significantly impact the Company's financial position and operating results. The Company does not have any market risk sensitive instruments acquired for trading purposes. The Company attempts to structure its balance sheet to maximize net interest income and shareholder value while controlling its exposure to interest rate risk. The ALCO formulates strategies to manage interest rate risk by evaluating the impact on earnings and capital of such factors as current interest rate forecasts and economic indicators, potential changes in such forecasts and indicators, liquidity, and various business strategies. The ALCO's methods for evaluating interest rate risk include an analysis of the Company's interest-rate sensitivity "gap", which provides a static analysis of the maturity and repricing characteristics of the Company's entire balance sheet, and a simulation analysis, which calculates projected net interest income based on alternative balance sheet and interest rate scenarios, including "rate shock" scenarios involving immediate substantial increases or decreases in market rates of interest.

Members of the Company's ALCO meet weekly to set loan and deposit rates, make investment decisions, monitor liquidity and evaluate the loan demand pipeline. Deposit runoff is monitored daily and loan prepayments evaluated monthly. The Company historically has maintained a substantial portion of its loan portfolio on a variable rate basis and plans to continue this Asset/Liability Management (ALM) strategy in the future.

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

The Company's interest rate sensitivity analysis (simulation) as of December 2003 for a flat rate environment projected a Net Interest Income of $12.2 million for the first nine months of 2004 compared to actual results of $12.4 million, in a rate environment which was flat until July 1, 2004, and has had three 25 basis point prime rate increases since that date. Net income was projected to be $3.7 million in a flat rate environment compared to actual results of $4.1 million. Return on Assets was projected to be 1.40% in a flat rate environment and actual results were 1.55%. Return on Equity was projected to be 12.17% in a flat rate environment compared to actual of 13.26%.

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

The Company generally requires collateral or other security to support financial instruments with credit risk. As of September 30, 2004, the contract or notional amount of financial instruments whose contract or notional amount represents credit risk was as follows rounded to the nearest thousand:


Commitments to extend credit    $41,396
Standby letters of credit         1,120
Credit Card arrangements          2,340
Home Equity Lines of Credit       5,900
                                -------
    Total                       $50,756
                                =======

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

The nature of the Company's contractual obligations with off balance sheet risk at September 30, 2004, are substantially unchanged from December 31, 2003, but the volume has grown $13.3 million or 35.7% from $37.4 million at December 31, 2003. Loan demand has continued to be very strong throughout 2004 especially on the commercial lending side of the Bank.

Interest Rate Sensitivity "Gap" Analysis. An interest rate sensitivity "gap" is defined as the "difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period". A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market interest rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

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

* other non-mortgage-related fixed-rate loans reflect estimated prepayments based on the historical results of a prepayment model utilized by the Company; and

* NOW, money market, and savings deposits, which do not have contractual maturities, reflect estimated levels of attrition, which are based on detailed studies by the Company of the sensitivity of each such category of deposit to changes in interest rates.

Management believes that these assumptions approximate actual experience and considers them reasonable. However, the interest rate sensitivity of the Company's assets and liabilities in the tables could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.

The following table shows the Company's rate sensitivity analysis as of September 30, 2004:


                                                                      Cumulative repriced within
                                              3 Months      4 to 12       1 to 3       3 to 5       Over 5
                                               or less       Months        Years        Years        Years        Total
                                              --------      -------       ------       ------       ------        -----
                                                               (dollars in thousands, by repricing date)

Interest sensitive assets:
  Federal funds sold and
   overnight deposits                         $  2,285     $      -     $      -     $      -     $       -     $  2,285
  Interest bearing deposits in banks             1,469        1,485        2,776        1,179             -        6,909
  Securities available-for-sale (1)              4,241        9,163       12,123        7,719         7,659       40,905
  FHLB Stock                                         -            -            -            -         1,241        1,241
  Loans and loans held for sale (2)            166,443       50,686       38,837       15,799        12,926      284,691
                                              --------     --------     --------     --------     ---------     --------
      Total interest sensitive assets         $174,438     $ 61,334     $ 53,736     $ 24,697     $  21,826     $336,031
                                              --------     --------     --------     --------     ---------     --------

Interest sensitive liabilities:
  Time deposits                               $ 24,061     $ 41,872     $ 20,615     $  2,671     $       -     $ 89,219
  Money markets                                 10,171            -            -            -        58,609       68,780
  Regular savings                                8,271            -            -            -        39,947       48,218
  NOW accounts                                  16,760            -            -            -        29,728       46,488
  Borrowed funds (3)                               302          927        2,631        2,880             -        6,740
                                              --------     --------     --------     --------     ---------     --------
      Total interest sensitive liabilities    $ 59,565     $ 42,799     $ 23,246     $  5,551     $ 128,284     $259,445
                                              --------     --------     --------     --------     ---------     --------

Net interest rate sensitivity gap             $114,873     $ 18,535     $ 30,490     $ 19,146     $(106,458)    $ 76,586
Cumulative net interest rate
 sensitivity gap                              $114,873     $133,408     $163,898     $183,044     $  76,586
Cumulative net interest rate
 sensitivity gap as a
 percentage of total assets                      31.88%       37.02%       45.48%       50.79%        21.25%
Cumulative net interest rate sensitivity
 gap as a percentage of total
 interest-sensitive assets                       34.18%       39.70%       48.77%       54.47%        22.79%
Cumulative net interest rate sensitivity
 gap as a percentage of total
 interest-sensitive liabilities                  44.28%       51.42%       63.17%       70.55%        29.52%

<F1>  Securities available-for-sale exclude marketable equity securities with a fair value of $1.1 million that may be sold by the Company at any time.
<F2>  Balances shown net of unearned income of $188 thousand.
<F3>  Estimated repayment assumptions considered in Asset/Liability model.

Simulation Analysis. In its simulation analysis, the Company uses computer software to simulate the estimated impact on net interest income and capital (Net Fair Value) under various interest rate scenarios, balance sheet trends, and strategies. These simulations incorporate assumptions about balance sheet dynamics such as loan and deposit growth, product pricing, prepayment speeds on mortgage related assets and principal maturities on other financial instruments, and changes in funding mix. While such assumptions are inherently uncertain as actual rate changes rarely follow any given forecast and asset-liability pricing and other model inputs usually do not remain constant in their historical relationships, management believes that these assumptions are reasonable.

Based on the results of these simulations, the Company is able to quantify its estimate of interest rate risk and develop and implement appropriate strategies.

The following chart reflects the results of the latest simulation analysis for each of the next two year ends on Net Interest Income, Net Income, Return on Assets, Return on Equity and Net Fair Value Ratio. The projection utilizes a rate shock of up and down 300 basis points from the September 30, 2004, prime rate of 4.75%, these are highest internal slopes monitored.

                           UNION BANKSHARES, INC.
                  INTEREST RATE SENSITIVITY ANALYSIS MATRIX
                             September 30, 2004
                               (in thousands)


                                                            Return    Return
                                                              on        on      Net Fair
    Year       Prime    Net Interest    Change      Net     Assets    Equity      Value
   Ending      Rate        Income         %       Income      %         %         Ratio
   ------      -----    ------------    ------    ------    ------    ------    --------

December-04    7.75        17,044        5.0      6,198      1.74     14.97        8.75
               4.75        16,233        0.0      5,662      1.60     13.72       11.43
               1.75        15,391       (5.2)     5,107      1.45     12.41       13.67

December-05    7.75        22,159       28.4      9,085      2.46     20.17        8.44
               4.75        17,252        0.0      5,977      1.58     13.50       11.70
               1.75        11,912      (30.9)     2,221      0.61      5.45       14.66

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

Liquidity. Managing liquidity risk is essential to maintaining both depositor confidence and stability in earnings. Liquidity is a measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to fund deposit withdrawals, repay borrowings, fund investment and lending activities, and for other general business purposes. The Company's principal internal sources of funds are deposits, amortization and prepayment of loans and securities, maturing investment securities and other short-term investments, sales of securities and loans available-for-sale, and earnings and other funds provided from operations. Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities, reduces the Company's exposure to roll over risk on deposits and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments and requests for new loans. The Company's strategy is to fund assets to the maximum extent possible with core deposits that provide a sizable source of relatively stable and low-cost funds.

In addition, as Union Bank is a member of the FHLB of Boston, it has access to pre-approved undrawn lines of credit of $4.4 million at September 30, 2004. Union Bank maintains a $4 million pre-approved Federal Fund line of credit with an upstream correspondent bank and a repurchase agreement line with a selected brokerage house. As of September 30, 2004, there were no balances outstanding on either.

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

The Company's management monitors current and projected cash flows and adjusts positions as necessary to maintain adequate levels of liquidity. Although approximately 74.4% of the Company's time deposits will mature within twelve months, management believes, based upon past experience, that Union Bank will retain a substantial portion of these deposits. Management will continue to offer a competitive but prudent pricing strategy to facilitate retention of such deposits. Any reduction in total deposits could be offset by purchases of federal funds, short-term FHLB of Boston borrowings, or liquidation of investment securities or loans held for sale. Such steps could result in an increase in the Company's cost of funds and adversely impact the net interest margin. Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. However, any projections of future cash needs and flows are subject to substantial uncertainty. The Company continually evaluate opportunities to buy/sell securities and loans held-for-sale, obtain credit facilities from lenders, or restructure debt for strategic reasons or to further strengthen our financial position.

                              CAPITAL RESOURCES

The Company's capital management is designed to maintain an optimum level of capital in a cost-effective structure that: meets target regulatory ratios; supports the internal assessment of economic capital; funds business strategies; and builds long-term stockholder value. In support of the latter of these goals a three-for-two stock split was declared and effected in the form of a stock dividend payable August 8, 2003.

The total dollar value of Union's stockholders' equity was $41.9 million at September 30, 2004 reflecting net income of $4.1 million for the first nine months of 2004, less dividends paid of $3.0 million, compared to $41.0 million at year end 2003. Union Bankshares, Inc. has 5 million shares of $2.00 par value common stock authorized. As of September 30, 2004, the Company had 4,912,161 shares issued, of which, 4,551,213 were outstanding and 360,948 were held in Treasury. Also as of September 30, 2004, there were outstanding employee incentive stock options with respect to 16,025 shares of the Company's common stock, granted pursuant to Union Bankshare's 1998 Incentive Stock Option Plan. Of the 75,000 shares authorized for issuance under the 1998 Plan, 51,950 shares remain available for future option grants.

During the quarter ended September 30, 2004, the Company did not grant any incentive stock options pursuant to its 1998 Incentive Stock Option Plan. During that same period, 300 incentive stock options granted pursuant to the 1998 plan were exercised.

On March 17, 2004, the Company terminated a stock repurchase program that authorized the repurchase of up to 100,000 shares of common stock and that had been open since October 17, 2001. Under the program the Company had repurchased 6,672 shares, for a total cost of $129.5 thousand. No repurchases had been made since 2001.

Union Bank and Union Bankshares, Inc. are subject to various regulatory capital requirements administered by the federal banking agencies. Management believes, as of September 30, 2004, that they both meet all capital adequacy requirements to which they are subject. As of September 30, 2004, the most recent calculations categorize both as well capitalized under the regulatory framework for prompt corrective action.

To be categorized as well capitalized, the companies must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since September 30, 2004 that management believes have changed either company's category.

Union Bank's and the Company's actual capital amounts and ratios as of September 30, 2004 are presented in the table:


                                                                                  Minimums
                                                                                  To Be Well
                                                                  Minimums        Capitalized Under
                                                                 For Capital      Prompt Corrective
                                               Actual           Requirements      Action Provisions
                                         -----------------    ----------------    -----------------
                                          Amount     Ratio     Amount    Ratio     Amount    Ratio
                                          ------     -----     ------    -----     ------    -----
                                                           (dollars in thousands)

Total capital to risk weighted assets
  Union Bank                             $43,670    17.82%    $19,605     8.0%    $24,506    10.0%
  Company                                $44,503    18.12%    $19,648     8.0%    $24,560    10.0%

Tier I capital to risk weighted assets
  Union Bank                             $40,487    16.52%    $ 9,803     4.0%    $14,705     6.0%
  Company                                $41,314    16.82%    $ 9,825     4.0%    $14,737     6.0%

Tier I capital to average assets
  Union Bank                             $40,487    11.51%    $14,070     4.0%    $17,588     5.0%
  Company                                $41,314    11.71%    $14,112     4.0%        n/a     n/a

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information called for by this item is incorporated by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "OTHER FINANCIAL CONSIDERATIONS" in Part I,
Item 2 on pages 24 through 29 of this Form 10-Q.

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

Item 2.  Unregistered Sales of Equity Securites and Use of Proceeds

During the quarter ended September 30, 2004, incentive stock options previously granted pursuant to the Company's 1998 Incentive Stock Option Plan ("Plan") were exercised by one participant, with respect to an aggregate of 300 shares, at an aggregate exercise price of $4,700. Participation in the Plan is limited to those senior officers of the corporation or its subsidiary (currently five active participants) selected by the Board of Directors in its discretion. The exercise price of all options granted under the Plan represents the fair market value of the shares on the date of grant. There have been 3,250 options granted under the Plan to date during 2004 at an option price of $26.60 per share. The shares issued to Plan participants upon exercise of incentive stock options have not been registered with the Securities and Exchange Commission. Such shares are restricted securities, issued under statutory exemptions available under the Securities Act of 1933, including Section 4(2) thereof, for offers and sales not involving a public offering.

Item 6.  Exhibits

      10.1 Form of Stock Option Agreement for awards under 1998 Incentive Stock Option Plan.
      31.1  Certification of the Chief Executive Officer pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.
      31.2  Certification of the Chief Financial Officer pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.
      32.1  Certification of the Chief Executive Officer pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.
      32.2  Certification of the Chief Financial Officer pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

November 12, 2004                      Union Bankshares, Inc.

                                       /s/ Kenneth D. Gibbons
                                       ----------------------
                                       Kenneth D. Gibbons
                                       Director, President and Chief
                                       Executive Officer

                                       /s/ Marsha A. Mongeon
                                       ---------------------
                                       Marsha A. Mongeon
                                       Chief Financial Officer and Treasurer
                                       (Principal Financial Officer)


                                EXHIBIT INDEX

10.1 Form of Stock Option Agreement for awards under 1998 Incentive Stock Option Plan.

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