Form 10-K
period 2004-12-31
UNION BANKSHARES INC
filed 2005-03-31
CIK 706863

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-K

         (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004    Commission file number 001-15985


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes           No    X
                                         -----        -----

The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2004 was $71,687,716, based on the closing price on the American Stock Exchange on such date of $23.30 per share. For purposes of this calculation, all directors and executive officers of the Registrant are assumed to be affiliates. Such assumptions, however, shall not be deemed to be an admission of such status as to any such individual.

As of March 15, 2005, there were 4,554,663 shares of the registrant's $2 par value common stock issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Specifically designated portions of the following documents are incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

                             Document                                  Part
                             --------                                  ----

Annual Report to Shareholders for the year ended December 31, 2004    I, II
Proxy Statement for the 2005 Annual Meeting of Shareholders            III

                           UNION BANKSHARES, INC.
                              Table of Contents


Part I
Item 1-Business                                                           3
Item 2-Properties                                                         9
Item 3-Legal Proceedings                                                  9
Item 4-Submission of Matters to a Vote of Security Holders                9

Part II
Item 5-Market for Registrant's Common Equity, Related Stockholder
       Matters, and Issuer Purchases of Equity Securities (a)             9
Item 6-Selected Financial Data                                           10
Item 7-Management's Discussion and Analysis of Financial Condition
       and Results of Operations (a)                                     11
Item 7A-Quantitative and Qualitative Disclosures about Market Risk (a)   11
Item 8-Financial Statements and Supplementary Data (a)                   11
Item 9-Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosures                                         11
Item 9A-Controls and Procedures (a)                                      11
Item 9B-Other Information                                                11

Part III
Item 10-Directors and Executive Officers of Registrant (a) (b)           12
Item 11-Executive Compensation (b)                                       12
Item 12-Security Ownership of Certain Beneficial Owners and
        Management and Related Stockholder Matters (b)                   12
Item 13-Certain Relationships and Related Transactions (b)               12
Item 14- Principal Accountant Fees and Services (b)                      13

Part IV
Item 15-Exhibits, Financial Statement Schedules and
        Reports on Form 8-K                                              13

Signatures                                                               14
Exhibit Index                                                            15

--------------------
(a) The information required by Part I, Item 2 and Part II, Items 5, 7, 7A and 8 is incorporated herein by reference, in whole or in part, from the 2004 Annual Report to Shareholders
(b) The information required by Part III Items 10, 11, 12, 13 and 14 is incorporated herein by reference, in whole or in part, from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2005. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to specifically incorporate by reference the information referred to in Items 306(c), 306(d) and 402 (a)(8) and (9) of Regulation S-K.

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

The Company has one definable business segment, Union Bank, which is a commercial bank in Northern Vermont. Union is a community bank that provides a full range of commercial and retail banking services. At
December 31, 2004, Union maintained 12 branch offices, a loan production office in Littleton, New Hampshire, 28 automated teller machines ("ATMs"), and also provided many of its services via telephone and the internet. Union has 163 full time equivalent employees and considers its employee relations to be satisfactory. The Company, itself, does not have any paid employees.

The Company's income is derived principally from interest on loans and earnings on other investments. Its primary expenses arise from interest paid on deposits and borrowings and general overhead expenses. The consolidated assets of the Company have grown from $295 million to $360 million over the last five years or 22.0% while our total consolidated deposits have grown from $258 million to $307 million or 19.0% during that same period. Please refer to our schedule of Selected Financial Data, which has been restated for all periods for the 3 for 2 stock split in 2003, at Item 6 of this annual report for further details.

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

Competition: The Company and its subsidiary face substantial competition for loans and deposits in their market area from local commercial banks, savings banks, tax-exempt credit unions, mortgage brokers, and financial services affiliates of bank holding companies, as well as from national financial service providers such as mutual funds, brokerage houses, consumer finance companies and internet banks. The Company anticipates continued strong competition from such financial institutions for the foreseeable future. Within the Company's market area are branches of several commercial and savings banks that are substantially larger than the Company. Union focuses on its community banking niche and on providing convenient hours and modes of delivery to provide superior customer service. In order to compete with the larger financial institutions in its service area, Union uses the flexibility and local autonomy which is accorded by its independent status. This includes an emphasis on personal service, local promotional activity, and personal contacts and community service by Union's officers, directors and employees.

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

Management's operational strategy includes continued evaluation of changing market needs and design and implementation of products and services to meet those needs. These strategies include the opening of a new loan production office in St. Albans, Vermont in January 2005 which is a further westward expansion in Franklin County of our service area. The directors and management of the Company intend to continue to offer products and services that will allow the Company to manage responsibly the growth of its assets, while building and enhancing stockholder value and preserve Union Bank's image as a premiere Vermont community bank.

The competitive environment for financial institutions has undergone significant change in recent years and that trend is likely to continue in light of changes in applicable law (see "Financial Services Modernization" below) which permit the integration of the historically separate banking, insurance and securities industries. Tax-exempt credit unions are becoming an increasingly significant source of competition. Credit union common bond requirements and the definition of a credit union "member" have been interpreted liberally by federal and state credit union regulators while at the same time, the scope of products credit unions are permitted to offer has steadily expanded, resulting in greater penetration of this tax-advantaged segment of the financial services industry into traditional banking markets. In February of 2003, the SBA expanded the eligibility of certain lenders programs to include all credit unions.

Competitive change is also occurring due to rapid technological advances which increasingly permit the delivery of financial products and services without the need for a physical presence in the market area served and which also are likely to diminish the importance of financial intermediaries, such as banks, in the transfer of funds between parties. As a result, our future success will depend in part on our ability to address our customers' needs by using technology.

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

As a Vermont-chartered commercial bank, Union is subject to regulation, examination, and supervision by the Vermont Banking Department and the Federal Deposit Insurance Corporation ("FDIC"). Regular examinations of Union by the Vermont Banking Department and the FDIC include examination of the bank's financial condition and operations, including but not limited to its capital adequacy, loan reserves, loans, investments, earnings, liquidity, compliance with laws and regulations, record of performance under the federal Community Reinvestment Act of 1997 ("CRA"), and the performance of its management.

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

Federal Reserve Board Policies and Reserve Requirements. The monetary policies and regulations of the FRB have had a significant effect on the operating results of banks in the past and are expected to continue to do so in the future. FRB policies affect the levels of bank earnings on loans and investments and the levels of interest paid on bank deposits through the Federal Reserve System's open-market operations in United States government securities, regulation of the discount rate on bank borrowings from Federal Reserve Banks and regulation of non-earning reserve requirements. Regulation D promulgated by the FRB requires all depository institutions to maintain reserves against their transaction accounts (generally, demand deposits, NOW accounts and certain other types of accounts that permit payments or transfer to third parties) and non-personal time deposits (generally, money market deposit accounts or other savings deposits held by corporations or other depositors that are not natural persons, and certain other types of time deposits), subject to certain exemptions. Because required reserves must be maintained in the form of either vault cash, non-interest bearing account at the Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the amount of Union's interest-earning assets. As of December 31, 2004, Union's reserve requirement was approximately $3.4 million.

Bank Holding Company Acquisitions and Activities. As a bank holding company, the Company is subject to supervision and regulation by FRB under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). Under the BHC Act, the activities of bank holding companies, such as Union Bankshares, and those of companies that they control, such as Union, or in which they hold more than 5% of the voting stock, are limited to banking, managing or controlling banks, furnishing services to or performing services for their subsidiaries, or certain activities that the FRB has determined to be so closely related to banking, managing or controlling banks as to be a proper incident thereto. As described below, a bank holding company that has elected to become a "financial holding company" under the federal Gramm-Leach-Bliley Financial Modernization Act of 1999 ("Gramm-Leach-Bliley Act") may engage in certain additional activities. Bank holding companies such as Union Bankshares that have not elected to become financial holding companies, are required to obtain the prior approval of the FRB to engage in any new activity or to acquire more than 5% of any class of voting stock of any bank or other company. Satisfactory capital ratios, CRA ratings and anti-money laundering policies are generally prerequisites to obtaining Federal regulatory approval to make acquisitions.

The FRB has authority to issue cease and desist orders to prevent or terminate unsafe or unsound banking practices or violations of law or regulations and to assess civil money penalties against bank holding companies and their subsidiaries and other affiliates. The FRB also has the authority to remove officers, directors and other institution-affiliated parties.

Financial Services Modernization. The Gramm-Leach-Bliley Act permits eligible bank holding companies to elect to become financial holding companies and thereby engage in a broader range of financial and other activities than is permitted to bank holding companies generally. Under the Gramm-Leach-Bliley Act, a financial holding company may engage in activities that are not traditionally encompassed within the business of banking but that are "financial in nature," including securities underwriting, dealing and market making, sponsoring mutual funds and investment companies, insurance underwriting, merchant banking and additional activities that the FRB, in consultation with the Secretary of the Treasury, determines to be financial in nature, or incident or complementary to such financial activities, provided that such activities do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Gramm-Leach-Bliley Act effectively permits the integration, under a financial holding company umbrella, of firms engaged in banking, insurance and securities activities, and preempts state laws that purport to limit or prohibit such affiliations. No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in permitted activities.

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

Interstate Banking. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 an adequately capitalized and managed bank holding company is permitted to acquire banks based outside its home state, generally without regard to whether the state's law would permit the acquisition. The Act also authorizes banks to merge across state lines thereby creating interstate branches. In addition, the Act permits banks to acquire existing interstate branches (short of merger) or to establish new interstate branches. States were given the right, exercisable before June 1, 1997, to prohibit altogether or impose certain limitations on interstate mergers and the acquisition or establishment of interstate branches. None of the states contiguous to Vermont (New Hampshire, New
York and Massachusetts) has in effect any statute which would substantially impede the ability of a Vermont bank to acquire or create interstate branches directly or through an interstate merger. Similarly, Vermont law does not limit the ability of out-of-state banks to acquire or create branches in Vermont. Although interstate banking and branching may result in increased competitive pressures in the markets in which the Company operates, interstate branching may also present competitive opportunities for locally-owned and managed banks, such as Union, that are familiar with the local markets and that emphasize personal service and prompt, local decision-making.

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

Bank. The various laws and regulations applicable to Union that are administered by the FDIC and the Vermont Banking Commissioner affect Union's corporate practices, such as payment of dividends, incurring of debt and acquisition of financial institutions and other companies. These laws also affect its business practices, such as payment of interest on deposits, the charging of interest on loans, privacy issues and the location of offices. There are no outstanding regulatory orders resulting from regulatory examinations of the Company or Union.

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

Loans to Related Parties. The Company's and Union's authority to extend credit to their directors, executive officers and 10 percent stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of the Federal Reserve Act and Regulation O of the FRB thereunder. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based in part, on the amount of the bank's capital. Under AMEX guidelines, any related party transaction including loans must be approved by the Company's Audit Committee. In addition under the federal Sarbanes-Oxley Act of 2002 (discussed below), the Company, itself, may not extend or arrange for any personal loans to its directors and executive officers.

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

Federal bank regulatory agencies require banking organizations that engage in significant trading activity to calculate a capital charge for market risk. Significant trading activity means trading activity of at least 10% of total assets or $1 billion, whichever is smaller, calculated on a consolidated basis for bank holding companies. Federal bank regulators may apply the market risk measure to other bank holding companies, as the agency deems necessary or appropriate for safe and sound banking practices. Each agency may exclude organizations that it supervises that otherwise meet the criteria under certain circumstances. The market risk charge will be included in the calculation of an organization's risk-based capital ratio. Neither the Company nor Union is currently subject to this special capital charge.

FRB policy provides that banking organizations generally, and, in particular, those that are experiencing rapid internal growth or actively making acquisitions, will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets, such as goodwill. Furthermore, the capital guidelines indicate that the FRB will continue to consider a "Tangible Tier 1 Leverage Ratio" in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is calculated by dividing a banking organization's Tier 1 Capital less all intangible assets by its total consolidated quarterly average assets less all intangible assets.

The FRB's capital adequacy guidelines generally provide that bank holding companies with a ratio of intangible assets to tangible Tier 1 Capital in excess of 25% will be subject to close scrutiny for certain purposes, including the FRB's evaluation of acquisition proposals. The Company does not have a material amount of intangibles in its capital base.

At December 31, 2004, the Company's consolidated Total and Tier I Risk-Based Capital Ratios were 18.57% and 17.27%, respectively, and its Leverage Capital Ratio was 11.62%, and it is considered well-capitalized under the above regulatory guidelines. In addition, Union is considered well-capitalized under such guidelines.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and requires the respective federal banking agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An "undercapitalized" bank must develop a capital restoration plan and its parent holding company must guarantee that bank's compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the bank's assets at the time it became undercapitalized or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors. In addition, FDICIA requires the various federal banking agencies to prescribe certain noncapital standards for safety and soundness related generally to operations and management, asset quality and executive compensation, and permits regulatory action against a financial institution that does not meet such standards.

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

Safety and Soundness Standard. FDICIA, as amended, directs each Federal banking agency to prescribe safety and soundness standards for depository institutions relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, asset-quality, earnings and stock valuation. The Community Development and Regulatory Improvement Act of 1994 amended FDICIA by allowing Federal banking regulators to publish guidelines rather than regulations concerning safety and soundness.

FDICIA also contains a variety of other provisions that may affect Union's operations, including reporting requirements, regulatory guidelines for real estate lending, "truth in savings" provisions, and the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch.

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

Deposit Insurance Premium Assessments. Under applicable federal laws and regulations, deposit insurance premium assessments to the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") are based on a supervisory risk rating system, with the most favorably rated institutions paying the lowest premiums. The deposits of Union are insured under the BIF. As a "well capitalized" institution, Union is presently in the most favorable deposit insurance assessment category, and pays the minimum deposit premium assessment.

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

Union is subject to the provisions of Title V of the Gramm-Leach-Bliley Act, which requires it to notify their consumer customers of its information collection and sharing practices and restrict those practices in certain respects. In addition, Union is subject to similar but more restrictive, requirements of the Vermont Banking Department. Generally those Vermont requirements prohibit the disclosure of consumer information to nonaffiliated third parties without the express written consent of the consumer, except for disclosures permitted under specified regulatory exceptions.

The deposit-taking activities of Union are subject to various federal and state requirements, including those mandating uniform disclosures to depositors with respect to rates of interest, fees and other terms of consumer deposit accounts, and disclosure of its policy on the availability of deposited funds.

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

The Department of Treasury has issued regulations implementing the due diligence requirements. These regulations require minimum standards to verify customer identity and maintain accurate records, encourages information-shareing cooperation among financial institutions, federal banking agencies and law enforcement authorities regarding possible money laundering or terrorist activities, prohibits the anonymous use of "concentrations accounts" and requires all covered financial institutions to have in place an anti-money laundering compliance program. In addition, the USA Patriot Act amended certain provisions of the federal Right to Financial Privacy Act to facilitate the access of law enforcement to bank customer records in connection with investigating international terrorism.

The Act also amends the Bank Holding Company Act and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution's anti-money laundering program when reviewing an application under these acts.

Sarbanes-Oxley Act of 2002. In 2002, federal legislation known as the Sarbanes-Oxley Act of 2002" was enacted. This far-reaching legislation was generally intended to protect investors by strengthening corporate governance and improving the accuracy and reliability of corporate disclosures made pursuant to securities law. The Sarbanes-Oxley Act provides for, among other things:

      * a prohibition on personal loans made or arranged by the issuer to its directors and executive officers (except for loans made by a bank subject to Regulation O);
      *  independence requirements for audit committee members;
      *  corporate governance requirements;
      *  independence requirements for company auditors;
      * enhanced disclosure requirements pertaining to corporate operations and internal controls;
      * certification of financial statements on Forms 10-K and 10-Q reports by the chief executive officer and the chief financial officer;
      * the forfeiture by the chief executive officer and the chief financial officer of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by such officers in the twelve month period following initial publication of any financial statements that later require restatement due to corporate misconduct;
      *  disclosure of off-balance sheet transactions;
      * two-business day filing requirements for insiders filing reports on Form 4 of transactions in the issuer's securities;
      * accelerated filing requirements for Forms 10-K and 10-Q by public companies which qualify as "accelerated filers;"
      *  disclosure of a code of ethics for principal financial officers and filing a Form 8-K for a change in or waiver of such code;
      *  the reporting of securities violations "up the ladder" by both in-
         house and outside attorneys;
      * restrictions on the use of non-GAAP financial measures in press releases and SEC filings;
      *  the formation of a public accounting oversight board; and
      * various increased criminal penalties for violations of securities laws.

Not all of the final rules under the Act have gone into effect for the Company since it is not an acceleratied filer. In particular, the Company is not subject for 2004 to Section 404 of Sarbanes-Oxley, relating to certification and attestation of internal controls. In order to be considered an accelerated filer under the Sarbanes-Oxley Act, the market value of the Company's outstanding class of stock registered under the Exchange Act as of June 30 which is held by non-affiliates (so-called "public float") must exceed $75,000,000.

AMEX. In response to the Sarbanes-Oxley Act, the AMEX, where the Company's common stock is listed, has implemented new corporate governance listing standards, including rules strengthening director independence requirements for boards and committees of the board, the director nomination process and shareholder communication avenues. These rules required the Company to certify to the AMEX after the 2004 Annual Meeting that the Company was in compliance and would continue to comply with AMEX corporate governance requirements.

Other Proposals. Certain legislative and regulatory proposals that could affect the Company or Union and the financial services business in general are periodically introduced before the United States Congress, the Vermont State Legislature and federal and state government agencies. It is not known to what extent, if any, legislative proposals will be enacted and what effect such legislation would have on the structure, regulation and competitive relationships of financial institutions. Such legislation could subject the Company and Union to increases in regulation, disclosure and reporting requirements, competition and the cost of doing business.

In addition to legislative changes, the various federal and state financial institution regulatory agencies frequently propose rules and regulations to implement and enforce already existing legislation. It cannot be predicted whether or in what form any such rules or regulations will be enacted or the effect that such enactment may have on the Company or Union.

Available Information: The Company files annual, quarterly, and current reports, proxy statements, and other documents with the SEC under the Securities Exchange Act of 1934 (the "Exchange Act"). The public may read and copy and materials that Union Bankshares, Inc. has filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including Union Bankshares, that file electronically with the SEC. The public can obtain any documents that the Company has filed with the SEC at http://www.sec.gov.

Part I-Item 2  Properties

As of December 31, 2004, the Company's subsidiary operated 12 community-banking locations which are in Lamoille, Caledonia and Franklin counties of Vermont. Union also has a loan production office in Littleton, New Hampshire and opened a second loan production office in St. Albans, Vermont in January 2005. Union also operates 28 ATMs in northern Vermont. Union owns, free of encumbrances, nine of its branch locations and leases the other branches, the loan production offices and certain ATM premises from third parties under terms and conditions considered by management to be favorable to the Bank.

Additional information relating to the Company's properties as of December 31, 2004, is set forth in Note 9 to the consolidated financial statements and incorporated herein by reference.

Part I-Item 3  Legal Proceedings

There are no known pending legal proceedings to which the Company or its subsidiary is a party, or to which any of their properties is subject, other than ordinary litigation arising in the normal course of business activities. Although the amount of any ultimate liability with respect to such proceedings cannot be determined, in the opinion of management, any such liability will not have a material effect on the consolidated financial position of the Company and its subsidiary.

Part I-Item 4  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders through a solicitation of proxies or otherwise during the fourth quarter of 2004.

Part II-Item 5 Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Please refer to page 67 of the Company's 2004 Annual Report to Shareholders, which information is incorporated herein by reference.

There were no issuer stock repurchases during 2004.

During the quarter ended December 31, 2004, incentive stock options previously granted pursuant to the Company's 1998 Stock Incentive Stock Option Plan ("Plan") were exercised by two participants, with respect to an aggregate of 3,450 shares, at an aggregate exercise price of $47,551. Participation in the Plan is limited to those senior officers of the corporation or its subsidiary (currently five active participants) selected by the Board of Directors in its discretion. The exercise price of all options granted under the Plan represents the fair market value of the shares on the date of the grant. There were 3,250 options granted under the Plan during 2004 at an option price of $26.60 per share.
the shares issued to Plan participants upon exercise of incentive stock options have not been registered with the Securities and Exchange Commission. Such shares are restriced securities, issued under statutory exemptions available under the Securities Act of 1933, including Section 4(2) thereof, for offers and sales not involving a public offering.

Part II-Item 6  Selected Financial Data


                                                       At or For The Years Ended December 31
                                           ------------------------------------------------------------
                                             2004         2003         2002         2001         2000
                                           ------------------------------------------------------------
                                                   (Dollars in thousands except per share data)

Balance Sheet Data:
  Total Assets                             $359,529     $356,650     $343,492     $337,475     $303,394
  Investment Securities                      40,966       44,370       45,824       49,610       56,642
  Loans Held for Sale                         8,814       18,524       17,139       16,333        9,153
  Loans, net of unearned income             271,255      253,037      238,768      234,610      215,642
  Allowance for loan losses                  (3,067)      (3,029)      (2,908)      (2,801)      (2,863)
  Total nonperforming loans                   5,295        3,305        2,272        4,864        4,398
  Total nonperforming assets                  5,330        3,315        3,074        6,160        4,514
  Other real estate owned                        35           10          784        1,296          116
  Deposits                                  306,598      305,379      293,004      285,722      258,737
  Borrowed funds                              7,934        7,223        7,536       10,344        6,382
  Stockholders' equity (1)                   42,403       40,987       39,169       37,215       35,157
Income Statement Data:
  Net interest and dividend income         $ 16,868     $ 16,163     $ 15,805     $ 14,559     $ 14,249
  Provision for loan losses                      30          114          356          320          250
  Noninterest income                          3,774        3,603        3,560        3,073        2,569
  Noninterest expense                        12,319       12,060       11,761       10,496        9,944
  Net income                                  5,835        5,387        5,180        4,832        4,800
Per Common Share Data:
  Net income (2)(4)                        $   1.28     $   1.18     $   1.14     $   1.06     $   1.05
  Cash dividends paid(4)                       0.90         0.82         0.76         0.71         0.65
  Book value (1)(4)                            9.31         9.01         8.62         8.19         7.73
Selected Ratios:
  Return on average assets (ROA)               1.65%        1.56%        1.52%        1.51%        1.61%
  Return on average equity (ROE)              14.17%       13.50%       13.74%       13.34%       14.54%
  Dividend payout ratio (3)                   70.31%       69.49%       66.67%       66.67%       62.03%
  Interest rate spread (5)                     4.98%        4.91%        4.72%        4.29%        4.40%
  Net interest margin (6)                      5.24%        5.20%        5.14%        4.99%        5.19%
  Operating expenses to average assets         3.48%        3.49%        3.46%        3.29%        3.32%
  Efficiency ratio (7)                        59.02%       60.19%       60.73%       60.06%       59.21%
  Average interest earning assets to
   average interest bearing liabilities      125.73%      121.87%      120.59%      122.11%      122.26%
  Average stockholders' equity to
   average assets                             11.64%       11.56%       11.10%       11.35%       11.01%
  Tier 1 leverage capital ratio               11.62%       11.38%       11.03%       11.06%       11.74%
  Tier 1 risk-based capital ratio             17.27%       16.70%       16.74%       15.59%       16.27%
  Total risk-based capital ratio              18.57%       17.99%       17.99%       16.83%       17.62%
Asset Quality Ratios:
  Nonperforming loans to total loans           1.89%        1.22%         .89%        1.94%        1.96%
  Nonperforming assets to total assets         1.48%         .93%         .89%        1.83%        1.49%
  Allowance for loan losses to
   nonperforming loans                        57.91%       91.65%      127.99%       57.59%       65.10%
  Allowance for loan losses to
   loans not held for sale                     1.13%        1.20%        1.22%        1.19%        1.33%

--------------------
<F1>  Stockholders' equity includes unrealized gains or losses, net of applicable income taxes, on investment securities classified as "available-for-sale."
<F2>  Computed using the weighted average number of shares outstanding for the period.
<F3>  Cash dividend declared and paid per share divided by consolidated net income per share.
<F4>  Per common share data for all periods have been restated to reflect the three for two stock split effected in the form of a 50% stock dividend distributed on August 8, 2003 to shareholders of record on July 26, 2003.
<F5>  The difference between the average rate earned on assets minus the average rate paid on liabilities.
<F6>  The ratio of tax equivalent net interest income to average earning assets.
<F7>  The ratio of noninterest expense to tax equivalent net interest income and noninterest income excluding securities gains and losses.

Part II-Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Please refer to pages 42 to 65 of the Company's 2004 Annual Report to Shareholders section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", which information is incorporated herein by reference.

Part II-Item 7A  Quantitative and Qualitative Disclosures About Market Risk

Please refer to pages 57 to 65 of the Company's 2004 Annual Report to Shareholders section entitled "Other Financial Considerations", which information is incorporated herein by reference.

Part II-Item 8  Financial Statements and Supplementary Data

The consolidated balance sheets of Union Bankshares, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2004, together with related notes and the report of UHY LLP, independent registered public accounting firm, with respect to the financial statements for the year ended December 31, 2004, all as contained on pages 12 to 41 of the Company's 2004 Annual Report to Shareholders, are incorporated herein by reference.

The reissued report of the Company's predecessor independent accountants with respect to the financial statements for the years ended December 31, 2003 and 2002 is filed as Exhibit 99 to this report and is incorporated herein by reference.

Part II-Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

a) On June 1, 2004, the partners of Urbach Kahn & Werlin LLP announced that they were joining UHY LLP, a newly-formed New York limited liability partnership. UHY LLP is comprised of partners of four accounting firms with offices in seven (7) states. UHY LLP is a legal entity that is separate from Urbach Kahn & Werlin LLP. Urbach Kahn & Werlin LLP was in the process of ceasing to provide audit services to public companies, and accordingly, on November 17, 2004, resigned as the independent auditors of the Company.

b) None of the reports of Urbach Kahn & Werlin LLP on the Company's financial statements for either of the past two fiscal years contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

c) The decision to change principal accountants was approved by the Audit Committee of the Company's Board of Directors.

d) During the Company's two most recent fiscal years and any subsequent interim periods, there were no disagreements between the Company and Urbach Kahn & Werlin LLP on any matter of accounting principles or practices, financial statement disclosure, audit scope or procedure.

e) On November 17, 2004, the Company engaged UHY LLP as the Company's independent public accountant for the Company's fiscal year ending December 31, 2004, and the interim period prior to such year-end. During the Company's two most recent fiscal years or any subsequent interim period(s), neither the Company nor anyone on its behalf has consulted with UHY LLP regarding (1) the application of accounting principles to a specific transaction, either completed or proposed, or (2) the type of audit opinion that might be rendered on the Company's financial statements, or (3) any matter that was the subject of a disagreement within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or (4) any reportable event within the meaning of Item 304(a)(1)(iv) of Regulation S-K.

f) There are not any disagreements with UHY LLP accountants on accounting or financial disclosures.

Part II - Item 9A  Controls and Procedures

The Company's chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange
Act) as of December 31, 2004. Based on this evaluation they concluded that those disclosure controls and procedures are effective in alerting them in a timely manner to material information about the Company and its consolidated subsidiary required to be disclosed in the Company's periodic reports filed with the Securities and Exchange Commission.

There have been no changes in the Company's internal controls or in other factors known to the Company that could significantly affect these controls subsequent to the date of the evaluation referred to above. While the Company believes that its existing disclosure controls and procedures have been effective to accomplish these objectives, the Company intends to continue to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

Part II-Item 9B  Other Information

None

Part III-Item 10  Directors and Executive Officers of Registrant

The following information from the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders is hereby incorporated by reference:

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

Information regarding the Company's Audit Committee under the caption "Board Committees"

The Company has adopted a Code of Ethics for Senior Financial Officers and the Chief Executive Officer, filed as Exhibit 14(i) to this report.

Part III-Item 11  Executive Compensation

The following information from the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders is hereby incorporated by reference:

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

The following information from the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders is hereby incorporated by reference:

Information regarding the share ownership of management and principal shareholders under the caption "SHARE OWNERSHIP INFORMATION - Share Ownership of Management and Principal Holders"

The following table summarizes equity compensation under the Company's Incentive Stock Option Plan, the only equity compensation plan of the company.

Equity Compensation Plan Information as of December 31, 2004:


                                                                                                  Number of securities
                                                                                                  remaining available for future
                                 Number of securities to be                                       issuance under equity
                                 issued upon exercise of          Weighted-average exercise       compensation plans
                                 outstanding options, warrants    price of outstanding options,   (excluding securities reflected
                                 and rights                       warrants and rights             in column (a)
                                 -----------------------------    -----------------------------   --------------------------
Plan Category                              Column a                         Column b                        Column c
-------------                              --------                         --------                        --------

Equity compensation plans
 approved by security holders               12,575                           $20.08                          51,950
Equity compensation plans
 not approved by security
 holders                                         -                                -                               -
                                            ------                           ------                          ------
Total                                       12,575                           $20.08                          51,950
                                            ======                           ======                          ======

Part III-Item 13 Certain Relationships and Related Party Transactions

The following information from the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders is hereby incorporated by reference:

Information regarding transactions with management under the caption "PROPOSAL I: TO ELECT DIRECTORS - Transactions with Management and Directors"

Part III-Item 14 Principal Accountant Fees and Services

The following information from the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders is hereby incorporated by reference:

Information on fees paid to the Independent Auditors set forth under the caption "Independent Auditors"

Part IV-Item 15  Exhibits and Financial Statement Schedules

Documents Filed as Part of this Report:

      (1) The following consolidated financial statements, as included in the 2004 Annual Report to Shareholders, are incorporated herein by reference (See Exhibit 13.1):

            1)    Report of Independent Registered Public Accounting Firm
            2)    Consolidated Balance Sheet at December 31, 2004 and 2003
            3) Consolidated Statement of Income for the years ended December 31, 2004, 2003 and 2002
            4)    Consolidated Statement of Changes in Stockholders' Equity
                  for the years ended December 31, 2004, 2003 and 2002
            5)    Consolidated Statement of Cash Flows for the years ended
                  December 31, 2004, 2003 and 2002
            6)    Notes to the Consolidated Financial Statements

      (2)   Report of Former Independent Accountant (See Exhibit 99)

      (3) The following exhibits are either filed herewith as part of this report, or are incorporated herein by reference.

Item No:
   3.1      Amended and Restated Articles of Incorporation of Union
            Bankshares, Inc. (as of May 7, 1997), previously filed with the
            Commission as Exhibit 3.1 to the Company's Registration
            Statement on Form S-4 (#333-82709) and incorporated herein by reference.
   3.2      Amendment filed May 19, 1998 to Amended and Restated Articles of Association of Union Bankshares, Inc., adding new sections 8 and 9, previously filed with the Commission as Exhibit 3.1 to the Company's Registration Statement on Form S-4 (#333-82709)
            and incorporated herein by reference.
   3.3      Amendment filed November 24, 1999 to Amended and Restated
            Articles of Association of Union Bankshares, Inc. increasing the authorized common shares to 5,000,000, previously filed with the Commission on December 10, 1999 as Exhibit 3.3 to the
            Company's Current Report on Form 8-K 12g3, and incorporated herein by reference.
   3.4      Bylaws of Union Bankshares, Inc., as amended, previously filed with the Commission as Exhibit 3.1 to the Company's
            Registration Statement on Form S-4 (#333-82709) and
            incorporated herein by reference.
  10.1      Stock Registration Agreement dated as of February 16, 1999, among Union Bankshares, Inc., Genevieve L. Hovey, individually and as Trustee of the Genevieve L. Hovey Trust (U.A. dated
            8/22/89), and Franklin G. Hovey, II, individually, previously filed with the Commission as Exhibit 3.1 to the Company's
            Registration Statement on Form S-4 (#333-82709) and
            incorporated herein by reference.
  10.2      1998 Incentive Stock Option Plan of Union Bankshares, Inc. and
            Subsidiary, previously filed with the Commission as Exhibit 3.1 to the Company's Registration Statement on Form S-4 (#333-
            82709) and incorporated herein by reference.*
  10.3      Form of Union Bankshares, Inc. Deferred Compensation Plan and
            Agreement, previously filed with the Commission as Exhibit 10.3 to the Company's 2001 Form 10-K and incorporated herein by reference.*
  11        Statement re:  Computation of per share earnings:  See Note 1 to the consolidated financial statements for details on
            earnings per share computations for 2004, 2003 and 2002
  13        The following specifically designated portions of Union's 2004
            Annual Report to Shareholders have been incorporated by
            reference in this Report on Form 10-K, is filed herewith:
            pages 11 to 67
  14(i)     Code of Ethics for Senior Financial Officers and the Chief
            Executive Officer
  14(ii)    Code of Ethics (for all directors, officers and employees), previously filed with the Commission as Exhibit 14(ii) to the
            Company's 2003 Form 10-K and incorporated herein by reference.
  16        Letter from Urbach Kahn & Werlin LLP, our former independent accountants, dated November 17, 2004, previously filed with the commission as Exhibit 16.1 to Form 8-K filed on November 17,
            2004 and incorporated herein by reference.
  21        Subsidiary of Union Bankshares, Inc.
                Union Bank, Morrisville, Vermont
  31.1      Certifications of Chief Executive Officer pursuant to Section
            302 of the Sarbanes-Oxley Act of 2002
  31.2      Certifications of Chief Financial Officer pursuant to Section
            302 of the Sarbanes-Oxley Act of 2002
  32.1      Certification of the Chief Executive Officer pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.
  32.2      Certification of the Chief Financial Officer pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.
  99        Report of Former Independent Accountant
*     denotes compensatory plan of agreement

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of March 30, 2005.

Union Bankshares, Inc.
By:  /s/ Kenneth D. Gibbons            By:  /s/ Marsha A. Mongeon
     -------------------------              ------------------------------
     Kenneth D. Gibbons                     Marsha A. Mongeon
     President and Chief                    Treasurer and Chief Financial/
     Executive Officer                      Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 30, 2005.

            Name                             Title
/s/   Richard C. Sargent               Director, Chairman of the Board
-----------------------------
      Richard C. Sargent

/s/   Kenneth D. Gibbons               Director, President and Chief
-----------------------------          Executive Officer
      Kenneth D. Gibbons               (Principal Executive Officer)

/s/   Marsha A. Mongeon                Treasurer and Chief
-----------------------------          Financial/Accounting Officer
      Marsha A. Mongeon                (Principal Financial/
                                       Accounting Officer)

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

/s/   William T. Costa Jr.             Director
-----------------------------
      William T. Costa Jr.

/s/   Franklin G. Hovey II             Director
-----------------------------
      Franklin G. Hovey II

/s/   Richard C. Marron                Director
-----------------------------
      Richard C. Marron

/s/   Robert P. Rollins                Director
-----------------------------
      Robert P. Rollins

/s/   John H. Steele                   Director
-----------------------------
      John H. Steele

                                EXHIBT INDEX*

13    Union Bankshares, Inc. 2004 Annual Report to Shareholders.

14    Code of Ethics for Senior Financial Officers and the Chief
      Executive Officer.

31.1 Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99    Report of Former Independent Accountant.

*     other than exhibits incorporated by reference to prior filings.