Form 10-Q
period 2005-03-31
UNION BANKSHARES INC
filed 2005-05-13
CIK 706863

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


               For the quarterly period ended:  March 31, 2005

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 2, 2005:
      Common Stock, $2 par value          4,554,663 shares

                           UNION BANKSHARES, INC.
                              TABLE OF CONTENTS


PART 1      FINANCIAL INFORMATION


Item 1.  Financial Statements.

Unaudited Consolidated Financial Statements.
  Union Bankshares, Inc. and Subsidiary
  Consolidated Balance Sheets                                             3
  Consolidated Statements of Income                                       4
  Consolidated Statement of Changes in Stockholders' Equity               5
  Consolidated Statements of Cash Flows                                   6
Notes to Unaudited Consolidated Financial Statements                      8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       10
Item 3.  Quantitative and Qualitative Disclosures About Market Risk      28
Item 4.  Controls and Procedures                                         29

PART II     OTHER INFORMATION

      Item 1.  Legal Proceedings.                                        29
      Item 6.  Exhibits                                                  29

Signatures                                                               29

PART 1      FINANCIAL INFORMATION

Item 1.  Financial Statements

Union Bankshares, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)
(Dollars in Thousands)


                                                              March 31,    December 31,
                                                                 2005          2004
                                                                 ----          ----

Assets

  Cash and due from banks                                     $ 16,184       $ 16,930
  Federal funds sold and overnight deposits                      3,018          4,187
                                                              --------       --------
    Cash and cash equivalents                                   19,202         21,117
  Interest bearing deposits in banks                             6,908          7,509
  Securities available-for-sale                                 37,829         40,966
  Loans held for sale                                            5,756          8,814
  Loans                                                        272,114        271,421
    Allowance for loan losses                                   (3,068)        (3,067)
    Unearned net loan fees                                        (158)          (166)
                                                              --------       --------
      Net loans                                                268,888        268,188
                                                              --------       --------
  Accrued interest receivable                                    1,631          1,528
  Premises and equipment, net                                    5,277          5,121
  Other assets                                                   7,191          6,286
                                                              --------       --------

      Total assets                                            $352,682       $359,529
                                                              ========       ========

Liabilities and Stockholders' Equity:

Liabilities:
  Deposits:
    Non-interest bearing                                      $ 52,581       $ 57,221
    Interest bearing                                           245,805        249,377
                                                              --------       --------
      Total deposits                                           298,386        306,598
  Borrowed funds                                                 9,455          7,934
  Accrued interest and other liabilities                         4,226          2,594
                                                              --------       --------
      Total liabilities                                        312,067        317,126
                                                              --------       --------

Stockholders' Equity:
  Common stock, $2 par value; 5,000,000 shares authorized;
   4,915,611 shares issued at 3/31/05 and 12/31/04               9,831          9,831
  Paid-in capital                                                  107            107
  Retained earnings                                             32,290         33,810
  Treasury stock at cost; 360,948 shares at 3/31/05 and
   12/31/04                                                     (1,722)        (1,722)
  Accumulated other comprehensive income                           109            377
                                                              --------       --------
      Total stockholders' equity                                40,615         42,403
                                                              --------       --------

      Total liabilities and stockholders' equity              $352,682       $359,529
                                                              ========       ========

See accompanying notes to the unaudited consolidated financial statements

Union Bankshares, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)
(Dollars in Thousands except Per Share Data)


                                                             Three Months Ended
                                                                  March 31,
                                                           ----------------------
                                                              2005         2004
                                                              ----         ----

Interest income:
  Interest and fees on loans                               $   4,639    $   4,309
  Interest on debt securities
    Taxable                                                      349          434
    Tax exempt                                                    53           53
  Dividends                                                       19           17
  Interest on federal funds sold and overnight deposits           13            5
  Interest on interest bearing deposits in banks                  59           49
                                                           ---------    ---------
      Total interest income                                    5,132        4,867
                                                           ---------    ---------

Interest expense:
  Interest on deposits                                           765          756
  Interest on borrowed funds                                      94           88
                                                           ---------    ---------
      Total interest expense                                     859          844
                                                           ---------    ---------

      Net interest income                                      4,273        4,023

Provision for loan losses                                          -            -
                                                           ---------    ---------

      Net interest income after
       provision for loan losses                               4,273        4,023
                                                           ---------    ---------

Noninterest income:
  Trust income                                                    65           44
  Service fees                                                   674          662
  Net gains on sales of securities                                 -           25
  Net gains on sales of loans held for sale                       96          180
  Other income                                                    50           51
                                                           ---------    ---------
      Total noninterest income                                   885          962
                                                           ---------    ---------

Noninterest expenses:
  Salaries and wages                                           1,377        1,409
  Pension and employee benefits                                  515          597
  Occupancy expense, net                                         204          192
  Equipment expense                                              268          220
  Other expenses                                                 817          758
                                                           ---------    ---------
      Total noninterest expense                                3,181        3,176
                                                           ---------    ---------

  Income before provision for income taxes                     1,977        1,809

Provision for income taxes                                       582          535
                                                           ---------    ---------

  Net income                                               $   1,395    $   1,274
                                                           =========    =========

Earnings per common share                                  $    0.31    $    0.28
                                                           =========    =========

Weighted average number of common
 shares outstanding                                        4,554,663    4,550,313
                                                           =========    =========

Dividends per common share                                 $    0.64    $    0.22
                                                           =========    =========

See accompanying notes to the unaudited consolidated financial statements

Union Bankshares, Inc. and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)
(Dollars in Thousands)


                                               Common Stock
                                            ------------------                                        Accumulated
                                            Shares,                                                       Other            Total
                                             net of               Paid-in    Retained    Treasury    Comprehensive    Stockholders'
                                            Treasury    Amount    Capital    Earnings      Stock         Income           Equity
                                            --------    ------    -------    --------    --------    -------------    -------------

Balance, December 31, 2004                  4,554,663   $9,831      $107     $33,810     $(1,722)        $377            $42,403
                                                                                                                         -------

Comprehensive Income:
  Net income                                        -        -         -       1,395           -            -              1,395
  Change in net unrealized gain (loss) on
   securities available-for-sale, net
   of reclassification adjustment and
   tax effects.                                     -        -         -           -           -         (268)              (268)
                                                                                                                         -------

  Total Comprehensive income                                                                                               1,127
                                                                                                                         -------

Cash dividends declared
 ($0.64 per share)                                  -        -         -      (2,915)          -            -             (2,915)
                                            ------------------------------------------------------------------------------------

Balance March 31, 2005                      4,554,663   $9,831      $107     $32,290     $(1,722)        $109            $40,615
                                            ====================================================================================

See accompanying notes to the unaudited consolidated financial statements

Union Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)


                                                             Three Months Ended
                                                           ----------------------
(Dollars in Thousands)                                     March 31,    March 31,
                                                              2005         2004
                                                           ---------    ---------

Cash Flows From Operating Activities
  Net Income                                               $  1,395      $  1,274
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation                                                198           164
    Provision for deferred income taxes                           -            78
    Net amortization on securities                               45            55
    Equity in losses of limited partnerships                     40            31
    (Decrease) increase in unamortized loan fees                 (8)           12
    Decrease in loans held for sale, net                      3,154         4,245
    Net gain on sales of securities                               -           (25)
    Net gain on sales of loans held for sale                    (96)         (180)
    Net gain on sales of other real estate owned                  -            (1)
    Net gain on disposals of premises and equipment              (1)           (5)
    Increase in accrued interest receivable                    (103)          (58)
    Decrease in other assets                                     85           331
    Increase in income taxes                                    382           432
    Increase in accrued interest payable                         60            36
    Increase in other liabilities                               442           280
                                                           --------      --------
      Net cash provided by operating activities               5,593         6,669
                                                           --------      --------

Cash Flows From Investing Activities
  Interest bearing deposits in banks
    Maturities and redemptions                                  693           992
    Purchases                                                   (92)         (793)
  Securities available-for-sale
    Sales                                                     1,437           529
    Maturities, calls and paydowns                            2,248         2,648
    Purchases                                                  (999)       (1,847)
  Increase in loans, net                                       (724)         (592)
  Recoveries of loans charged off                                22            20
  Purchases of premises and equipment                          (354)         (448)
  Investments in limited partnerships                          (142)            -





                                                           March 31,    March 31,
                                                              2005         2004
                                                           ---------    ---------

  Proceeds from sales of premises and equipment                   1            10
  Proceeds from sales of repossessed property                     8             -
                                                           --------      --------

      Net cash provided by investing activities               2,098           519
                                                           --------      --------

Cash Flows From Financing Activities
  Increase in borrowings outstanding, net                     1,521         3,104
  Net decrease in non-interest bearing deposits              (4,154)       (1,183)
  Net decrease in interest bearing deposits                  (4,058)       (9,664)
  Dividends paid                                             (2,915)       (1,001)
                                                           --------      --------

      Net cash used in financing activities                  (9,606)       (8,744)
                                                           --------      --------

      Decrease in cash and cash equivalents                  (1,915)       (1,556)

Cash and cash equivalents
  Beginning                                                  21,117        24,540
                                                           --------      --------

  Ending                                                   $ 19,202      $ 22,984
                                                           ========      ========

Supplemental Disclosures of Cash Flow Information:
  Interest paid                                            $    799      $    809
                                                           ========      ========

  Income taxes paid                                        $    200      $     25
                                                           ========      ========

Supplemental Schedule of Noncash Investing and
 Financing Activities:
  Other real estate acquired in settlement of loans               -      $    200
                                                           ========      ========

  Repossessed property acquired in settlement of loans     $     10      $      0
                                                           ========      ========

  Investment in limited partnerships acquired by
   capital contributions payable                           $    748      $      0
                                                           ========      ========

  Total change in unrealized gain on securities
   available-for-sale                                      $   (406)     $    335
                                                           ========      ========

See accompanying notes to the unaudited consolidated financial statements

                           UNION BANKSHARES, INC.
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS:

Note 1.  Basis of Presentation
The accompanying interim unaudited consolidated financial statements of Union Bankshares, Inc. (the Company) for the interim periods ended March
31, 2005 and 2004 and for the quarters then ended have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), general practices within the banking industry and the accounting policies described in the Company's Annual Report to Shareholders and Annual Report
on Form 10-K for the year ended December 31, 2004.   In the opinion of
management, all adjustments (consisting only of normal recurring adjustments) and disclosures necessary for a fair presentation of the information contained herein have been made. This information should be read in conjunction with the Company's 2004 Annual Report to Shareholders, 2004 Annual Report on Form 10-K, and current reports on Form 8-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ended December 31, 2005 or any other interim period.

Certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the 2005 presentation.

Note 2.  Commitments and Contingencies
In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company's financial condition or results of operations.

Note 3.  Earnings Per Share
Earnings per common share amounts are computed based on the weighted average number of shares of common stock outstanding during the period and reduced for shares held in Treasury. The assumed conversion of available stock options does not result in material dilution.

Note 4.  New Accounting Pronouncement
On March 29, 2005, the Securities and Exchange Commission (SEC) issued SEC Staff Accounting Bulletin (SAB) No. 107 - Interaction of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment and certain SEC rules and regulations. SAB No. 107 provides guidance from the SEC staff related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management's Discussion and Analysis ("MD&A") subsequent to adoption of SFAS 123R. SFAS 123R issued in December 2004 is effective beginning January 1, 2006 and will require the Company to expense share-based payments under the "modified prospective" method. Under this method, compensation expense is recognized at the time of the grant for all share-based payments granted after January 1, 2006 and also for all awards granted prior to January 1, 2006 that remain unvested on the effective date. The Company has no unvested share-based payments as of March 31, 2005. The Company had not adopted the transitional provisions of SFAS No. 123 but had continued to account for its stock option plan in accordance with the provisions of APB Opinion No.
25. The Company does not expect that the adoption of SFAS No. 123R will have a significant impact on its results of operations or financial position but management is still in the process of analyzing the future cost of stock options under the revised statement and the required disclosure requirements of SAB 107.

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


                                                         2005        2004
                                                         ----        ----
                                                      (dollars in thousands)
Net income as reported                                  $1,395      $1,274
Deduct: Total stock-based compensation
 expense determined under fair value based
 method for all awards, net of related tax effects           0          (5)
                                                        ------      ------
Pro forma net income                                    $1,395      $1,269
                                                        ======      ======

Earnings per common share:
As reported                                             $ 0.31      $ 0.28
Pro forma                                               $ 0.31      $ 0.28

Note 6.  Defined Benefit Pension Plan
Union sponsors a non-contributory defined benefit pension plan covering all eligible employees. The employees of the former Citizens Savings Bank and Trust Company which was merged into Union in May 2003 became eligible to participate in the plan January 1, 2004. The plan provides defined benefits based on years of service and final average salary.

Net periodic pension benefit cost for the three months ended March 31, 2005 and 2004, consisted of the following components:


                                                     2005     2004
                                                     ----     ----
                                                 (dollars in thousands)

Service cost                                         $116     $112
Interest cost on projected benefit obligation         121      106
Expected return on plan assets                       (107)     (88)
Amortization of prior service cost                      2        2
Amortization of net loss                               15       22
                                                     ----     ----
Net periodic benefit cost                            $147     $154
                                                     ====     ====

Note 7.  Other Comprehensive Income
The components of other comprehensive income and related tax effects for the three month period ended March 31, 2005 and 2004 are as follows:


                                                                           2005     2004
                                                                           ----     ----
                                                                      (dollars in thousands)

Unrealized holding gains (losses) on available-for-sale securities        $(406)    $360
Reclassification adjustment for losses (gains) realized in income             -      (25)
                                                                          -----     ----
Net unrealized gains (losses)                                              (406)     335
Tax effect                                                                 (138)     114
                                                                          -----     ----
Net of tax amount                                                         $(268)    $221
                                                                          =====     ====

Note 8. Special Dividend
On January 14, 2005, the Company declared a special one-time cash dividend of $0.40 per share, in addition to the regular quarterly cash dividend of $0.24 per share to shareholders of record on January 24, 2005, which were paid on January 28, 2005. The cash dividends, aggregating approximately $2.9 million was funded by available cash resources.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

                                   GENERAL

The following discussion and analysis by management focuses on those factors that had a material effect on Union Bankshares, Inc.'s (the Company's) financial position as of March 31, 2005 and as of December 31, 2004, and its results of operations for the three months ended March 31, 2005 and 2004. This discussion is being presented to provide a narrative explanation of the financial statements and should be read in conjunction with financial statements and related notes and with other financial data appearing elsewhere in this filing. In the opinion of the Company's management, the interim unaudited data reflects all adjustments, consisting only of normal recurring adjustments, and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim period. Management is not aware of the occurrence of any events after March 31, 2005, which would materially affect the information presented.

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

Forward-looking statements reflect management's current expectations and are subject to uncertainties, both general and specific, and risk exists that those predictions, forecasts, projections and other estimates contained in forward-looking statements will not be achieved. Also when we use any of the words "believes," "expects," "anticipates," "intends," "plans," "seeks," "estimates" or similar expressions, we are making forward-looking statements. Many possible events or factors, including those beyond the control of management, could affect the future financial results and performance of our Company. This could cause results or performance to differ materially from those expressed in our forward-looking statements. The possible events or factors that might affect our forward-looking statements include, but are not limited to, the following:

* uses of and changes in monetary, fiscal and tax policy by various governments
* political, legislative or regulatory developments in Vermont, New Hampshire or the United States including changes in laws concerning accounting, taxes, banking and other aspects of the financial services industry
* developments in general economic or business conditions in Vermont and northern New Hampshire, including interest rate fluctuations, market fluctuations and perceptions, job creation and unemployment rates, ability to attract new business, and inflation and their effect on the Company or its customers
* changes in the competitive environment for financial services organizations, including increased competition from tax-advantaged credit unions
*     the Company's ability to retain key personnel
* changes in technology including demands for greater automation which could present operational issues or significant capital outlays
* acts of terrorism or war and actions taken by the United States or other governments that might adversely affect business or economic conditions for the Company or its customers
* adverse changes in the securities market which could adversely affect the value of the Company's stock
* unanticipated lower revenues, loss of customers or business or higher operating expenses
* the failure of assumptions underlying the establishment of allowances for loan losses and estimations of values of collateral and various financial assets and liabilities

* the amount that we invest in new business opportunities and the timing of these investments
* the failure of actuarial, investment, work force, salary and other assumptions underlying the establishment of reserves for future pension costs
* future cash requirements might be higher than anticipated due to loan commitments or unused lines of credit being drawn upon or depositors withdrawing their funds
* assumptions made regarding interest rate movement and sensitivity could vary substantially if actual experience differs from historical experience which could adversely affect the Company's results of operations
* the creditworthiness of current loan customers is different from our understanding or changes dramatically and therefore the allowance for loan losses becomes inadequate

When evaluating forward-looking statements to make decisions with respect to the Company, investors and others are cautioned to consider these and other risks and uncertainties and are reminded not to place undue reliance on such statements. Forward-looking statements speak only as of the date they are made and the Company undertakes no obligation to update them to reflect new or changed information or events, except as may be required by federal securities laws.

                        CRITICAL ACCOUNTING POLICIES

The Company has established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company's financial statements. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the reported amount of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying related notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company has identified the accounting policies and judgments most critical to the Company. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates that could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements. In estimating the allowance for loan losses, management utilizes historical experience as well as other factors including the effect of changes in the local real estate market on collateral values, the effect on the loan portfolio of current economic indicators and their probable impact on borrowers and changes in delinquent, nonperforming or impaired loans. Changes in these factors may cause management's estimate of the allowance for loan losses to increase or decrease and result in adjustments to the Company's provision for loan losses in future periods. The Company also has other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding the results, including liability for the defined benefit pension plan, valuation of deferred tax assets and analysis of potential impairment of investment securities. For additional information see FINANCIAL CONDITION - Allowance for Loan Losses below. Although management believes that its estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

                                  OVERVIEW

The Company's net income for the quarter ended March 31, 2005 was $1.395 million, compared with net income of $1.274 million for the first quarter of 2004 or a 9.5% increase between years.

A quarterly cash dividend of $0.24 per share and a special cash dividend of $0.40 were declared on January 14, 2005. A special dividend was declared as the Company's primary capital ratio on December 31, 2004 approached 12%, 2004 earnings were better than anticipated, and the current tax treatment of dividends is beneficial to shareholders.
The company remains well capitalized after payment of the regular and special dividend.

The Company's total assets decreased from $359 million at December 31, 2004 to $353 million at March 31, 2005 which reflects normal seasonal run-off in loan balances on lines of credit combined with the fact that the growth of the balance sheet continues to be managed through the sale of loans held-for-sale to the secondary market. Payment of the special dividend in the amount of $1.8 million also contributed to the decline in total assets. Total loans and loans held for sale increased 3.7% or $9.8 million since March 31, 2004 but have declined $2.4 million or 0.8% since December 31, 2004.

The following per share information and key ratios depict several measurements of performance or financial condition for or at the quarters ending March 31, 2005 and 2004, respectively:


                                         First Quarter    First Quarter
                                              2005             2004
                                         -------------    -------------

Return on average assets (ROA) (1)            1.60%            1.46%
Return on average equity (ROE) (1)           13.86%           12.44%
Net interest margin (1)(2)                    5.37%            5.15%
Efficiency ratio (3)                         61.67%           63.71%
Net interest spread (4)                       5.07%            4.90%
Loan to deposit ratio                        92.04%           89.91%
Net loan charge-offs to average loans            -%            0.02%
Allowance for loan losses to loans            1.13%            1.19%
Non-performing assets to total assets         0.59%            1.04%
Equity to assets                             11.48%           11.57%
Total capital to risk assets                 18.14%           18.37%
Book value per share                        $ 8.92           $ 9.12
Earnings per share                          $ 0.31           $ 0.28
Dividends paid per share                    $ 0.64           $ 0.22
Dividend payout ratio (5)                   208.96%           78.57%

<F1>  Annualized
<F2>  The ratio of tax equivalent net interest income to average earning assets.
<F3>  The ratio of noninterest expense to tax equivalent net interest income and noninterest income excluding securities gains and losses.
<F4>  The difference between the average rate earned on assets minus the average rate paid on liabilities.
<F5>  Cash dividend declared and paid per share divided by consolidated net income per share.

The prime rate rose twice during the first quarter of 2005 by 25 basis points each time to end the quarter at 5.75%. This is the highest the prime rate has been since October 2, 2001. The prime rate during the first quarter of 2004 was static at 4.00%. The rise in the prime rate is partially responsible for the 22 basis point increase in the Company's
Net Interest Margin as variable rate loans react more fully and quickly than core deposit rates do to the changes in the prime rate.

                            RESULTS OF OPERATIONS

Net Interest Income. The largest component of the Company's operating income is net interest income, which is the difference between interest and dividend income received from interest-earning assets and the interest expense paid on its interest-bearing liabilities. The Company's net interest income increased by $250 thousand, or 6.2%, to $4.27 million for the three months ended March 31, 2005, from $4.02 million for the three months ended March 31, 2004. The net interest spread increased by 17 basis points to 5.07% for the three months ended March 31, 2005, from 4.90% for the three months ended March 31,

2004 as interest rates paid on liabilities and earned on assets moved upward in response to the increases in the prime rate. The net interest margin for the 2005 period increased 22 basis points to 5.37% from the 2004 period at 5.15% reflecting a rising rate environment. A decrease in prime rate would not necessarily be beneficial to Union in the near term, see "OTHER FINANCIAL CONSIDERATIONS - Market Risk and Asset and Liability Management."

Yields Earned and Rates Paid. The following table shows, for the periods indicated, the total amount of income recorded from interest-earning assets, and the related average yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and average rates, and the relative net interest spread and net interest margin. All yield and rate information is calculated on an annualized tax equivalent basis. Yield and rate information for a period is average information for the period, and is calculated by dividing the annualized income or expense item for the period by the average balance of the appropriate balance sheet item during the period. Net interest margin is annualized net interest income divided by average interest-earning assets. Nonaccrual loans are included in asset balances for the appropriate periods, but recognition of interest on such loans is discontinued and any remaining accrued interest receivable is reversed, in conformity with federal regulations. The yields, net interest spread and net interest margins appearing in the following table have been calculated on a pre-tax basis:


                                                               Three months ended March 31,
                                                          2005                               2004
                                            -------------------------------    -------------------------------
                                                        Interest    Average                Interest    Average
                                            Average     Earned/     Yield/     Average     Earned/     Yield/
                                            Balance       Paid       Rate      Balance       Paid       Rate
                                            -------     --------    -------    -------     --------    -------
                                                                  (dollars in thousands)

Average Assets
  Federal funds sold and
   overnight deposits                       $  2,156     $   13      2.48%     $  2,851     $    5      0.76%
  Interest bearing deposits in banks           7,398         59      3.25%        6,517         49      3.03%
  Investments (1), (2)                        39,543        410      4.38%       43,502        495      4.93%
  Loans, net (1), (3)                        276,413      4,639      6.85%      265,341      4,309      6.57%
  FHLB of Boston stock                         1,241         11      3.52%        1,241          9      2.74%
                                            --------     ------      ----      --------     ------      ----
Total interest-earning assets (1)            326,751      5,132      6.43%      319,452      4,867      6.21%

Cash and due from banks                       13,617                             19,502
Premises and equipment                         5,214                              4,560
Other assets                                   7,388                              6,605
                                            --------                           --------
      Total assets                          $352,970                           $350,119
                                            ========                           ========

Average Liabilities and
  Stockholders' Equity:
  NOW accounts                              $ 45,178     $   51      0.46%     $ 43,521     $   43      0.40%
  Savings/money market accounts              110,375        241      0.89%      111,218        210      0.76%
  Time deposits                               90,326        473      2.12%       95,350        503      2.12%
  Borrowed funds                               9,142         94      4.12%        9,516         88      3.65%
                                            --------     ------      ----      --------     ------      ----
      Total interest-bearing liabilities     255,021        859      1.36%      259,605        844      1.31%

Non-interest bearing deposits                 53,909                             46,152
Other liabilities                              3,220                              3,278
                                            --------                           --------
      Total liabilities                      312,150                            309,035

Stockholders' equity                          40,820                             41,084
                                            --------                           --------

      Total liabilities and
       stockholders' equity                 $352,970                           $350,119
                                            ========                           ========

Net interest income                                      $4,273                             $4,023
                                                         ======                             ======




Net interest spread (1)                                              5.07%                              4.90%
                                                                     ====                               ====

Net interest margin (1)                                              5.37%                              5.15%
                                                                     ====                               ====

<F1>  Average yield reported on a tax-equivalent basis.
<F2>  Average balances of investments are calculated on the amortized cost basis.
<F3>  Includes loans held for sale and is net of unearned income and allowance for loan losses.

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


                                               Three Months Ended March 31, 2005 Compared
                                                  to Three Months Ended March 31, 2004
                                                  Increase/(Decrease) Due to Change In
                                               ------------------------------------------
                                                         Volume    Rate     Net
                                                         ------    ----     ---
                                                         (dollars in thousands)

Interest-earning assets:
  Federal funds sold and overnight deposits              $ (1)     $  9     $  8
  Interest bearing deposits in banks                        6         4       10
  Investments                                             (40)      (45)     (85)
  Loans, net                                              158       172      330
  FHLB of Boston stock                                      0         2        2
                                                         ----      ----     ----
      Total interest-earning assets                       123       142      265

Interest-bearing liabilities:
  NOW accounts                                              2         6        8
  Savings and money market accounts                        (3)       34       31
  Time deposits                                           (30)        0      (30)
  Borrowed funds                                           (4)       10        6
                                                         ----      ----     ----
      Total interest-bearing liabilities                  (35)       50       15
                                                         ----      ----     ----
Net change in net interest income                        $158      $ 92     $250
                                                         ====      ====     ====

Quarter Ended March 31, 2005 compared to Quarter Ended March 31, 2004.

Interest and Dividend Income. The Company's interest and dividend income increased by $265 thousand, or 5.4%, to $5.13 million for the three months ended March 31, 2005, from $4.87 million for the three months ended March 31, 2004 with average earning assets increasing by $7.3 million, or 2.3%, to $326.8 million for the three months ended March 31, 2005, from $319.5
million for the three months ended March 31, 2004.   The increase in
interest income resulting from the increase in average earning assets was augmented by the higher rates earned on the majority of these assets in 2005 versus 2004.

Average loans approximated $276.4 million at an average yield of 6.85% for the three months ended March 31, 2005 up from $265.3 million at an average yield of 6.57% for the three months ended March 31, 2004 or a 4.2% increase in volume and a 28 basis point increase in yield. All segments of the loan portfolio grew between years except for personal loans which decreased approximately $1 million or 10.2% and municipal loans which dropped $1.7 million or 11.3% from an average of $15.5 million in 2004 to an average of $13.8 million in 2005. The strongest areas of growth between the two years were in both the commercial and residential real estate markets where new loan volume was strong due to low long-term interest rates and the increasing high prices in the Chittenden County market which is contiguous to the Company's and is fueling growth in our market. There was $6.5 million of residential real estate loans sold during the first quarter of 2005 as management continued to manage its long term interest rate risk by utilizing the secondary market for loan sales.

The average balance of investments (including mortgage-backed securities) decreased by $4.0 million to $39.5 million for the three months ended March 31, 2005, from $43.5 million for the three months ended March 31, 2004. The decrease in the investment portfolio in 2005 reflects the continuing growth in the loan portfolio. The average level of federal funds sold and overnight deposits decreased by $0.7 million or 24.4%, to $2.2 million for the three months ended March 31, 2005, from $2.9 million for the three months ended March 31, 2004. The average balance in interest bearing deposits in banks increased by $0.9 million to $7.4 million from $6.5 million, or a 13.5% increase. Interest income from non-loan instruments was $493 thousand for the first quarter of 2005 and $558 thousand for the same period of 2004, reflecting the decrease in yields and the overall decrease in volume as the majority of paydowns and matured, called or sold securities and interest bearing deposits in banks were utilized to fund the loan demand.

Interest Expense. The Company's interest expense increased by only $15 thousand, or 1.8%, to $859 thousand for the three months ended March 31, 2005 from $844 thousand for the three months ended March 31, 2004 as rates paid on funds started to move up while the volume of average interest-bearing liabilities decreased by $4.6 million, or 1.8%, to $255.0 million for the three months ended March 31, 2005, from $259.6 million for the three months ended March 31, 2004. Average time deposits were $90.3 million for the three months ended March 31, 2005 and $95.4 million for the three months ended March 31, 2004, or a decrease of 5.3% as there was a decrease in municipal time deposits between years and it appears that depositors are still reluctant to lock in for long term ceritificates of deposit. The average balances for money market and savings accounts decreased slightly by $0.8 million, or less than 1%, to $110.4 million for the three months ended March 31, 2005, from $111.2 million for the three months ended March 31, 2004. The 3.8% or $1.7 million increase in NOW accounts brought the average balance up to $45.2 million from $43.5 million. Management believes retaining and attracting new customer deposits into bank accounts has become very challenging as wealth is being transferred to younger generations that have always had many more non-bank options and comfort with those options. Also, wealth being accumulated by the current working generations is often directed to their employers' tax-advantaged retirement savings plans which are not normally invested in bank deposit accounts.

The average balance of funds borrowed has decreased from $9.5 million for the three months ended March 31, 2004 to $9.1 million for the three months ended March 31, 2005 while the average rate paid rose from 3.65% to 4.12% between years.

Noninterest Income. The Company's noninterest income decreased $77 thousand, or 8.0%, to $885 thousand for the three months ended March 31, 2005 from $962 thousand for the three months ended March 31, 2004. Trust department income increased to $65 thousand for the three months of 2005 from $44 thousand in the same period of 2004 or a 47.7% increase, primarily due to the increase in the stock market since the majority of the fee income is based on the market value of assets under management. There was a $25 thousand gain on the sale of a security in 2004, there was no net gain or loss in 2005. Gain on sale of loans decreased between years to $96 thousand for the first quarter of 2005 from $180 thousand for the same period in 2004 due to a lower volume of loan sales and increasing costs of selling in the secondary market. Service fees (sources of which include, among others, deposit and loan servicing fees, ATM fees, and safe deposit fees) rose 1.8% between years increasing by $12 thousand to $674 thousand for the three months ended March 31, 2005, from $662 thousand for the three months ended March 31, 2004. The main components of other income in both years are net servicing rights on loans sold and the increase in the cash surrender value of life insurance owned under the deferred compensation plan.

Noninterest Expense. The Company's noninterest expense increased $5 thousand, to remain at $3.2 million for the three months ended March 31, 2005, and March 31, 2004. Salaries decreased $32 thousand between the two quarters while totaling $1.4 million for both years as the normal salary growth of 2005 was masked by the 2004 restructuring of two staff functions which resulted in elimination of two managerial positions. Pension and employee benefits decreased $82 thousand, or 13.7%, to $515 thousand for the three months ended March 31, 2005, from $597 thousand for the three months ended March 31, 2004, due mainly to a $77 thousand decrease in health insurance expense between years. Health insurance coverage provided to eligible employees is self-insured by the Company up to certain individual and aggregate stop loss coverages and the experience during the first quarter of 2005 has been favorable. Net occupancy expense increased $12 thousand, or 6.3%, to $204 thousand for the three months ended March 31, 2005, from $192 thousand for the three months ended March 31, 2004, due mainly to the increased cost of fuel and utilities and the opening of the St. Albans, Vermont loan center. Equipment expense increased $48 thousand, or 21.8%, to $268 thousand for the three months ended March 31, 2005, from $220 thousand for the same period in 2004, reflecting the increased depreciation and maintenance contract expense on a new imaging reader sorter, new ATM's, new cars, new generator, new computer hardware and software and upgraded phone systems. Other operating expenses were up $59 thousand, or 7.8%, to $817 thousand for the first three months of 2005 compared to $758 thousand for the same period in 2004 as compliance efforts related to Sarbanes-Oxley Section 404 implementation get underway, the bank subsidiary introduced a new suite of deposit products and ancillary benefits for our deposit account holders and the change during the second quarter of 2004 from paying for correspondent service charges by leaving deposits on balance to paying hard dollars.

Income Tax Expense. The Company's income tax expense increased by $47 thousand, or 8.8%, to $582 thousand for the three months ended March 31, 2005, from $535 thousand for the comparable period of 2004, mainly due to increased net taxable income.

                             FINANCIAL CONDITION

At March 31, 2005, the Company had total consolidated assets of $352.7 million, including net loans and loans held for sale of $274.6 million, deposits of $298.4 million and stockholders' equity of $40.6 million. The Company's total assets decreased by $6.8 million or 1.9% to $352.7 million at March 31, 2005 from $359.5 million at December 31, 2004 which is part of the seasonality of its business, the continuing management strategy of managing balance sheet growth by the sale of loans totaling $6.5 million during the first quarter of 2005 and the effect of the $1.8 million special dividend paid to shareholders. Total net loans and loans held for sale decreased by $2.4 million or 0.9% to $274.6 million or 77.9% of total assets at March 31, 2005 as compared to $277.0 million or 77.1% of total assets at December 31, 2004. Cash and cash equivalents, including federal funds sold and overnight deposits, decreased $1.9 million or 9.1% to $19.2 million at March 31, 2005 from $21.1 million at December 31, 2004.

Securities available-for-sale decreased from $41.0 million at December 31, 2004 to $37.8 million at March 31, 2005, a $3.2 million or 7.8% decrease. Securities maturing have not been replaced dollar for dollar in order to fund loan demand, management's decision to currently hold in portfolio a portion of loans held-for-sale, and a seasonal decrease in our deposits.

Deposits decreased $8.2 million or 2.7% to $298.4 million at March 31, 2005 from $306.6 million at December 31, 2004 which is partially a seasonal fluctuation (See average balances in the Yields Earned and Rates Paid table on Page 13) and partially a result of the ever increasing competition for deposit dollars as both credit unions and brokers/financial advisors aggressively seek those same dollars. Total borrowings increased $1.5 million to $9.5 million at March 31, 2005 from $7.9 million at December 31, 2004 as Union Bank ("Union") took down two amortizing advances to match fund two larger commercial real estate loans.

Total capital decreased from $42.4 million at December 31, 2004 to $40.6 million at March 31, 2005 reflecting net income of $1.4 million for the first three months of 2005, less the regular and special dividends paid totaling $2.9 million. (see Capital Resources section on Page 27)

Loan Portfolio. The Company's loan portfolio (including loans held for sale) primarily consists of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. As of March 31, 2005, the Company's gross loan portfolio totaled $277.9 million, or 78.8%, of assets, up from $268.0 million or 76.6% of assets as of March 31, 2004. At March 31, 2005, $104.5 million, or 37.6% of gross loans, consisted of residential mortgage loans and $111.9 million, or 40.3%, of total loans consisted of commercial real estate loans. As of such date, the Company's loan portfolio also included $21.8 million of commercial loans, $17.8 million of construction loans, $14.1 million of municipal loans, and $7.9 million of consumer loans representing, in order, 7.8%, 6.4%, 5.1% and 2.8% of total loans outstanding on March 31, 2005.

Gross loans and loans held for sale have decreased $2.4 million or 0.8% since December 31, 2004. The Company sold $6.5 million of loans held for sale during the first quarter of 2005 resulting in a gain on sale of loans of $96 thousand.

The following table shows information on the composition of the Company's gross loan portfolio as of March 31, 2005 and December 31, 2004:


Loan Type                                         March 31, 2005      December 31, 2004
---------                                       -----------------     -----------------
                                                        (dollars in thousands)

Residential real estate                         $100,900     36.3%    $100,021     35.7%
Construction real estate                          17,789      6.4%      20,050      7.2%
Commercial real estate                           109,730     39.5%     109,292     39.0%
Commercial                                        21,716      7.8%      19,875      7.1%
Consumer                                           7,858      2.8%       8,729      3.1%
Municipal loans                                   14,121      5.1%      13,454      4.8%
Loans held for sale                                5,756      2.1%       8,814      3.1%
                                                --------    -----     --------    -----
      Total loans                                277,870    100.0%     280,235    100.0%

Deduct:
Allowance for loan losses                         (3,068)               (3,067)
Net deferred loan fees, premiums & discounts        (158)                 (166)
                                                --------              --------
                                                $274,644              $277,002
                                                ========              ========

The Company originates and sells residential mortgages into the secondary market, with most such sales made to the Federal Home Loan Mortgage Corporation (FHLMC) and the Vermont Housing Finance Agency (VHFA). Management expects to continue to use this strategy in an effort to protect the interest margin from the effect of making long-term loans in a low interest rate environment which has continued throughout the first quarter of 2005 despite the increases in the prime rate. The Company services an $184.0 million residential real estate mortgage portfolio, approximately $79.5 million of which is serviced for unaffiliated third parties at March 31, 2005. Additionally, the Company originates commercial real estate and commercial loans under various SBA programs that provide an agency guarantee for a portion of the loan amount. The Company occasionally sells the guaranteed portion of the loan to other financial concerns and will retain servicing rights, which generates fee income. The Company serviced $4.8 million of commercial and commercial real estate loans for unaffiliated third parties as of March 31, 2005. The Company capitalizes servicing rights on these sales and recognizes gains and losses on the sale of the principal portion of these loans as they occur. The unamortized balance of servicing rights on loans sold with servicing retained was $334 thousand at March 31, 2005 with an estimated market value in excess of their carrying value.

In the ordinary course of business, the Company occasionally participates out a portion of commercial/commercial real estate loans to other financial institutions for liquidity or credit concentration management purposes.
The total of loans participated out as of March 31, 2005 was $7.1 million.

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

The Company's loan review procedures include a credit quality assurance process that begins with approval of lending policies and underwriting guidelines by the Board of Directors, a loan review department supervised by an experienced former regulatory examiner, low individual lending limits for officers, Board approval for large credit relationships and a quality control process for loan documentation that includes post-closing reviews. The Company also maintains a monitoring process for credit extensions. The Company performs periodic concentration analyses based on various factors such as industries, collateral types, large credit sizes and officer
portfolio loads.   The Company has established underwriting guidelines to
be followed by its officers. The Company monitors its delinquency levels for any negative or adverse trends. The Company continues to invest in its loan portfolio monitoring system to enhance its risk management capabilities. There can be no assurance, however, the Company's loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general or local economic conditions.

Restructured loans include the Company's troubled debt restructurings that involved forgiving a portion of interest or principal on any loans, refinancing loans at a rate materially less than the market rate, rescheduling loan payments, or granting other concessions to a borrower due to financial or economic reasons related to the debtor's financial difficulties that the Company would not otherwise consider. Restructured loans do not include qualifying restructured loans that have complied with the terms of their restructure agreement for a satisfactory period of time. Restructured loans in compliance with modified terms totaled $646 thousand at March 31, 2005 compared to $656 thousand at December 31, 2004. There are five restructured loans with principal balances totaling $191 thousand that are not in compliance with the modified terms as of March 31, 2005. These five loans are in nonaccrual status. At December 31, 2004 there were three restructured loans at a value of $159 thousand that were not in compliance.
At March 31, 2005 the Company was not committed to lend any additional funds to borrowers whose terms have been restructured.

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

The Company had loans on nonaccrual status totaling $1.3 million or 0.47% of gross loans at March 31, 2005, $1.2 million or 0.43% at December 31, 2004 and $1.4 million or 0.52% at March 31, 2004. The aggregate interest income not recognized on such nonaccrual loans amounted to approximately $358 thousand and $412 thousand as of March 31, 2005 and 2004, respectively and $338 thousand as of December 31, 2004.

The Company had $0.7 million and $4.1 million in loans past due 90 days or more and still accruing at March 31, 2005 and December 31, 2004, respectively. One large commercial real estate credit was brought current in March of 2005, management is continuing to monitor the relationship closely. At March 31, 2005 and December 31, 2004 respectively, the Company had internally classified certain loans totaling $1.5 million and $1.6 million. In management's view, such loans represent a higher degree of risk and could become nonperforming loans in the future. While still on a performing status, in accordance with the Company's credit policy, loans are internally classified when a review indicates any of the following conditions makes the likelihood of collection uncertain:

*     the financial condition of the borrower is unsatisfactory;
*     repayment terms have not been met;
* the borrower has sustained losses that are sizable, either in absolute terms or relative to net worth;
*     confidence is diminished;
*     loan covenants have been violated;

*     collateral is inadequate; or
*     other unfavorable factors are present.

At March 31, 2005 and December 31, 2004, the Company held real estate acquired by foreclosure or through repossession worth $35 thousand, consisting of one residential real estate property.

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

The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the composition of the portfolio, growth of the portfolio, credit concentrations, trends in historical loss experience, delinquency and past due trends, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries on loans previously charged off. The provision for loan losses represents the current period credit cost associated with maintaining an appropriate allowance for loan losses. While the Company allocates the allowance for loan losses based on the percentage category to total loans, the portion of the allowance for loan losses allocated to each category does not represent the total available for future losses which may occur within the loan category since the total allowance for possible loan losses is a valuation reserve applicable to the entire portfolio. Based on an evaluation of the loan portfolio, management presents a quarterly analysis of the allowance for loan losses to the Board of Directors, indicating any changes in the allowance since the last review and any recommendations as to adjustments in the allowance.

For the quarter ended March 31, 2005, the methodology used to determine the provision for loan losses was unchanged from the prior year. The composition of the Company's loan portfolio remained relatively unchanged from December 31, 2004 and there was no material change in the lending programs or terms during the quarter.

The following table reflects activity in the allowance for loan losses for the three months ended March 31, 2005 and 2004:


                                      3 Months Ended, March 31,
                                      -------------------------
                                           2005       2004
                                        (dollars in thousands)

Balance at beginning of period            $3,067     $3,029
Charge-offs:
  Real Estate                                  3         26
  Commercial                                   -          -
  Consumer and other                          18          4
                                          ------     ------
      Total charge-offs                       21         30
                                          ------     ------

Recoveries:
  Real Estate                                 12          -
  Commercial                                   -          3
  Consumer and other                          10         17
                                          ------     ------
      Total recoveries                        22         20
                                          ------     ------

Net recoveries (charge-offs)                   1        (10)
Provision for loan losses                      -          -
                                          ------     ------
Balance at end of period                  $3,068     $3,019
                                          ======     ======

The following table shows the breakdown of the Company's allowance for loan losses by category of loan (net of loans held for sale) and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:


                                   March 31,           December 31,
                                      2005                 2004
                               -----------------    -----------------
                                       (dollars in thousands)
                               Amount    Percent    Amount    Percent
                               ------    -------    ------    -------

Real Estate
  Residential                  $  533     32.9%     $  553     32.8%
  Commercial                    1,691     42.9%      1,733     42.5%
  Construction                    178      6.5%        199      7.3%
  Home equity loans                34      1.7%         32      1.6%
Other Loans
  Commercial                      416      7.9%        349      7.5%
  Consumer installment            120      2.9%        138      3.3%
Municipal, Other and
   Unallocated                     96      5.2%         63      5.0%
                               ------    -----      ------    -----
      Total                    $3,068    100.0%     $3,067    100.0%
                               ======    =====      ======    =====
Ratio of Net Charge Offs to
 Average Loans not held
 for sale (1)                             0.00%                 0.00%
                                         -----                ------
Ratio of Allowance for Loan
 Losses to Loans not held
 for sale                                 1.13%                 1.13%
                                         -----                ------

<F1>  Annualized

Management of the Company believes that the allowance for loan losses at March 31, 2005 is adequate to cover losses inherent in the Company's loan portfolio as of such date. However there can be no assurance that the Company will not sustain losses in future periods, which could be greater than the size of the allowance for loan losses at March 31, 2005.
See CRITICAL ACCOUNTING POLICIES.

While the Company recognizes that any economic slowdown may adversely impact its borrowers' financial performance and ultimately their ability to repay their loans, management continues to be cautiously optimistic about the key credit indicators from the Company's loan portfolio.

Investment Activities. At March 31, 2005 the reported value of investment securities available-for-sale was $37.8 million or 10.7% of its assets. The Company had no securities classified as held-to-maturity or trading securities. The reported value of securities available-for-sale at March 31, 2005, reflects a positive valuation adjustment of $166 thousand. The offset of this adjustment, net of income tax effect, was $109 thousand in the Company's other comprehensive income component of stockholders' equity.

At December 31, 2004, the Company had only one adjustable rate mortgage backed security with a fair value of $29 thousand with an unrealized loss of less than $1 thousand that had existed for more than 12 months. That same security is still in a loss position as of March 31, 2005 and its unrealized loss is still less than $1 thousand. Twelve other securities at March 31, 2005 have now also been in a loss position for more than twelve months with unrealized losses totaling $113 thousand. The primary factor causing these unrealized losses is the change in the interest rate environment over the past year especially in the short-term end of the market. One is a $500 thousand corporate bond which was purchased at a premium, it has 26 months until maturity, and management believes the change is attributable to interest rates not credit quality. The other eleven securities, with a fair market value of $4.1 million, are mortgage backed securities or collateralized mortgage obligations issued by U.S. Government sponsored agencies that pay principal and interest monthly.
Only one of the eleven securities has an average life of greater than five years. Management deems the unrealized losses on these securities to be temporary since the company has the ability to hold these securities, classified as available-for-sale, for the foreseeable future.

Deposits. The following table shows information concerning the Company's average deposits by account type, and the weighted average nominal rates at which interest were paid on such deposits for the periods ending March 31, 2005 and December 31, 2004:


                             Three Months Ended, March 31,         Year Ended December 31,
                                          2005                          2004
                            -------------------------------    -------------------------------
                                                  (dollars in thousands)
                                        Percent                            Percent
                            Average     Of Total    Average    Average     of Total    Average
                             Amount     Deposits     Rate       Amount     Deposits     Rate
                            -------     --------    -------    -------     --------    -------

Non-time deposits:
  Demand deposits           $ 53,909      18.0%                $ 49,638      16.6%
  NOW accounts                45,178      15.1%      0.46%       45,619      15.2%      0.41%
  Money Markets               61,405      20.5%      1.14%       64,668      21.6%      0.87%
  Savings                     48,970      16.3%      0.57%       47,225      15.7%      0.58%
                            --------     -----                 --------     -----
Total non-time deposits:     209,462      69.9%                 207,150      69.1%
                            --------     -----                 --------     -----
Time deposits:
  Less than $100,000          62,771      20.9%      2.00%       65,663      21.9%      2.00%
  $100,000 and over           27,555       9.2%      2.40%       26,993       9.0%      2.28%
                            --------     -----                 --------     -----
Total time deposits           90,326      30.1%                  92,656      30.9%
                            --------     -----                 --------     -----

Total deposits              $299,788     100.0%      1.05%     $299,806     100.0%      0.98%
                            ========     =====       ====      ========     =====       ====

The following table sets forth information regarding the amounts of the Company's time deposits in amounts of $100,000 or more at March 31, 2005 and December 31, 2004 that mature during the periods indicated:


                   March 31, 2005    December 31, 2004
                   --------------    -----------------
                          (dollars in thousands)

Within 3 months        $14,521            $ 8,149
3 to 6 months            3,807             11,717
6 to 12 months           5,300              6,298
Over 12 months           2,963              3,160
                       -------            -------
                       $26,591            $29,324
                       =======            =======

Borrowings. Borrowings from the Federal Home Loan Bank of Boston (FHLB) were $9.5 million at March 31, 2005 at a weighted average rate of 4.13%. Borrowings from the FHLB of Boston were $7.9 million at December 31, 2004 at a weighted average rate of 4.09%. The change between year end 2004 and the end of the first quarter of 2005 is a net increase of $1.6 million which was comprised of borrowing $1.3 million in long term amortizing advances to match fund new loans and net new funds of $500 thousand for short-term liquidity needs. These increases were offset by continuing paydowns on existing long-term amortizing advances.

                       OTHER FINANCIAL CONSIDERATIONS

Market Risk and Asset and Liability Management. Market risk is the potential of loss in a financial instrument arising from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices and equity prices. The Company's market risk arises primarily from interest rate risk inherent in its lending, investing and deposit taking activities as yields on assets change in a different time period or in a different amount from that of interest costs on liabilities. Many other factors also affect the Company's exposure to changes in interest rates, such as general and local economic and financial conditions, competitive pressures, customer preferences, and historical pricing relationships.

The earnings of the Company and its subsidiary are affected not only by general economic conditions, but also by the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve System. The monetary policies of the Federal Reserve System influence to a significant extent the overall growth of loans, investments and deposits; the level of interest rates earned on assets and paid for liabilities; and interest rates charged on loans and paid on deposits. The nature and impact of future changes in monetary policies are often not predictable.

A key element in the process of managing market risk involves direct involvement by senior management and oversight by the Board of Directors as to the level of risk assumed by the Company in its balance sheet. The Board of Directors reviews and approves risk management policies, including risk limits and guidelines and reviews quarterly the current position in relationship to those limits and guidelines. Daily oversight functions are delegated to the Asset Liability Management Committee ("ALCO"). The ALCO, consisting of senior business and finance officers, actively measures, monitors, controls and manages the interest rate risk exposure that can significantly impact the Company's financial position and operating results. The Company does not have any market risk sensitive instruments acquired for trading purposes. The Company attempts to structure its balance sheet to maximize net interest income and shareholder value while controlling its exposure to interest rate risk. The ALCO formulates strategies to manage interest rate risk by evaluating the impact on earnings and capital of such factors as current interest rate forecasts and economic indicators, potential changes in such forecasts and indicators, liquidity, and various business strategies. The ALCO's methods for evaluating interest rate risk include an analysis of the Company's interest-rate sensitivity "gap", which provides a static analysis of the maturity and repricing characteristics of the Company's entire balance sheet, and a simulation analysis, which calculates projected net interest income based on alternative balance sheet and interest rate scenarios, including "rate shock" scenarios involving immediate substantial increases or decreases in market rates of interest.

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

The Company's interest rate sensitivity analysis (simulation) as of December 2004 for a 50 basis point increase in the rate environment in 25 basis point increments projected the following for March 31, 2005 compared to the actual results of:


                                 March 31, 2005
                       ----------------------------------
                                               Percentage
                       Projected    Actual     Difference
                       ---------    ------     ----------
                             (dollars in thousands)

Net Interest Income     $4,414      $4,273     (3.19%)
Net Income              $1,424      $1,395     (2.04%)
Return on Assets          1.65%       1.60%    (3.03%)
Return on Equity         13.94%      13.86%    (0.57%)

One of the reasons for the actual results being lower than projected is that the simulation model assumed the 25 basis point increases in prime would happen on February and March 1st, respectively while they actually happened on February 2nd and March 22nd.

Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements. The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, interest rate caps and floors written on adjustable rate loans, commitments to participate in or sell loans and commitments to buy or sell securities. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company generally requires collateral or other security to support financial instruments with credit risk. As of March 31, 2005 and December 31, 2004, the contract or notional amount of financial instruments whose contract or notional amount represents credit risk was as follows:


                                                                 March 31, 2005    December 31, 2004
                                                                 --------------    -----------------
                                                                        (dollars in thousands)

Commitments to originate loans                                       $14,197            $13,773
Unused lines of credit                                                31,972             31,908
Standby letters of credit                                                924              1,004
Credit Card arrangements                                               2,280              2,273
Equity investment commitments to housing limited partnerships            457              1,348
                                                                     -------            -------
      Total                                                          $49,830            $50,306
                                                                     =======            =======

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the loan commitments are expected to expire without being drawn upon and not all credit lines will be utilized, the total commitment amounts do not necessarily represent future cash requirements.

The Company's contractual obligations at March 31, 2005 and December 31, 2004 were as follows:


                                                                 March 31, 2005    December 31, 2004
                                                                 --------------    -----------------
                                                                        (dollars in thousands)

Operating lease commitments                                         $    331            $    360
Maturities on borrowed funds                                           9,455               7,933
Deposits without stated maturity (1)                                 209,130             214,402
Certificates of deposit (1)                                           89,256              92,196
Pension plan contributions (2)                                           442                 475
Deferred compensation payouts                                            746                 927
Equity investment commitments in housing limited partnerships            748                   -
                                                                    --------            --------
      Total                                                         $310,108            $316,293
                                                                    ========            ========

--------------------
<F1>  While the Company has a contractual obligation to depositors should they wish to withdraw all or some of the funds on deposit with the Bank subsidiary, management believes, based on historical analysis, that the majority of these deposits will remain on deposit for the foreseeable future. The amounts exclude interest accrued.
<F2>  Funding requirements for pension benefits after 2005 are excluded due to the significant variability in the assumptions required to project the amount and timing of future cash contributions.

The Company's subsidiary is also required to maintain a noninterest-bearing reserve balance by the Federal Reserve Bank of Boston. The required reserve has not materially changed since December 31, 2004.

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

* fixed-rate mortgage-related securities, loans and borrowed funds reflect estimated prepayments, which were estimated based on analyses of broker estimates, the results of a prepayment model utilized by the Company, and empirical data;

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

The following table shows the Company's rate sensitivity analysis as of March 31, 2005:


                                                                       March 31, 2005
                                                                 Cumulative repriced within
                                              3 Months    4 to 12     1 to 3       3 to 5     Over 5
                                              or Less     Months      Years        Years      Years        Total
                                              --------    -------     ------       ------     ------       -----
                                                         (dollars in thousands, by repricing date)

Interest sensitive assets:
  Federal funds sold and
   overnight deposits                         $  3,018    $     -    $      -    $      -    $       -    $  3,018
  Interest bearing deposits in banks               690      1,779       3,554         786           99       6,908
  Securities available-for-sale (1)              5,012      6,356       9,606       7,282        8,388      36,644
  FHLB Stock                                         -          -           -           -        1,241       1,241
  Loans and loans held for sale (2)            123,619     48,021      59,889      33,013       13,170     277,712
                                              --------    -------    --------    --------    ---------    --------
      Total interest sensitive assets         $132,339    $56,156    $ 73,049    $ 41,081    $  22,898    $325,523
                                              ========    =======    ========    ========    =========    ========

Interest sensitive liabilities:
  Time deposits                               $ 29,845    $36,900    $ 19,964    $  2,547    $       -    $ 89,256
  Money markets                                  9,751          -           -           -       52,004      61,755
  Regular savings                                6,613          -           -           -       43,661      50,274
  NOW accounts                                  15,110          -           -           -       28,924      44,034
  Borrowed funds                                 2,334      1,026       2,910       3,185            -       9,455
                                              --------    -------    --------    --------    ---------    --------
      Total interest sensitive liabilities    $ 63,653    $37,926    $ 22,874    $  5,732    $ 124,589    $254,774
                                              ========    =======    ========    ========    =========    ========

Net interest rate sensitivity gap             $ 68,686    $18,230    $ 50,175    $ 35,349    $(101,691)  $70,749
Cumulative net interest rate
 sensitivity gap                              $ 68,686    $86,916    $137,091    $172,440     $  70,749
Cumulative net interest rate
 sensitivity gap as a
 percentage of total assets                       19.5%      24.6%       38.9%      48.9%         20.0%
Cumulative net interest rate sensitivity
 gap as a percentage of total
 interest-sensitive assets                        21.1%      26.7%       42.1%      53.0%         21.7%
Cumulative net interest rate sensitivity
 gap as a percentage of total
 interest-sensitive liabilities                   27.0%      34.1%       53.8%      67.7%         27.8%

<F1>  Securities available-for-sale exclude marketable equity securities with a fair value of $1.2 million that may be sold by the Company at any time.
<F2>  Balances shown net of unearned income of $158 thousand.

Simulation Analysis. In its simulation analysis, the Company uses computer software to simulate the estimated impact on net interest income and capital (Net Fair Value) under various interest rate scenarios, balance sheet trends, and strategies over a relatively short time horizon. These simulations incorporate assumptions about balance sheet dynamics such as loan and deposit growth, product pricing, prepayment speeds on mortgage related assets and principal maturities on other financial instruments, and changes in funding mix. While such assumptions are inherently uncertain as actual rate changes rarely follow any given forecast and asset-liability pricing and other model inputs usually do not remain constant in their historical relationships, management believes that these assumptions are reasonable. Based on the results of these simulations, the Company is able to quantify its estimate of interest rate risk and develop and implement appropriate strategies.

The following chart reflects the cumulative results of the latest simulation analysis for the next twelve months on Net Interest Income, Net Income, Return on Assets, Return on Equity and Net Fair Value Ratio. The projection utilizes a rate shock of up 300 basis points and down 200 basis points from the current prime rate of 5.75%, this rise is the highest internal slope monitored and down 200 basis points was chosen as with the current relatively low level of interest rates the potential for interest-bearing deposit accounts to respond to further drops in projected rates is limited, therefore calculations for rate decreases greater than 200 basis points could have been misleading. This slope range was determined to be the most relevant during this economic cycle.

                           UNION BANKSHARES, INC.
                  INTEREST RATE SENSITIVITY ANALYSIS MATRIX
                               MARCH 31, 2005
                               (in thousands)



                                                            Return    Return
                                                              on        on      Net Fair
  12 Months    Prime    Net Interest    Change      Net     Assets    Equity      Value
    Ending      Rate       Income          %      Income       %         %        Ratio
  ---------    -----    ------------    ------    ------    ------    ------    --------

March-06       8.75        $20,337       17.92    $7,716     2.19      18.65     17.21
               5.75         17,247        0.00     5,631     1.50      13.31     17.23
               3.75         15,034      (12.83)    4,140     1.00       9.14     16.48

The resulting projected cumulative effect of these estimates on Net Interest Income and the Net Fair Value Ratio for the twelve month period ending
March 31, 2006 are within the approved ALCO guidelines. The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.

Liquidity. Managing liquidity risk is essential to maintaining both depositor confidence and stability in earnings. Liquidity is a measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to fund deposit withdrawals, repay borrowings, fund investment and lending activities, and for other general business purposes. The Company's principal sources of funds are deposits, amortization and prepayment of loans and securities, maturities of investment securities and other short-term investments, sales of securities and loans available-for-sale, earnings and funds provided from operations. Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities, reduces the Company's exposure to roll over risk on deposits and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments, unused lines of credit and requests for new loans. The Company's strategy is to fund assets, to the maximum extent possible, with core deposits that provide a sizable source of relatively stable and low-cost funds. For the quarter ended, March 31, 2005, the Company's ratio of average loans to average deposits was 92.2% compared to the prior year of 89.6%. The increase in the loan to deposit ratio between years was mainly funded by the decrease in Investment Securities available-for-sale and Due From Banks.

In addition, as Union Bank is a member of the FHLB of Boston, it has access to pre-approved lines of credit up to $11.7 million or 3.3% of total
assets.   Union Bank maintains a $5 million pre-approved Federal Fund line of credit with an upstream correspondent bank and a repurchase agreement line with a selected brokerage house. There were no balances outstanding on either line at March 31, 2005.

While scheduled loan and securities payments and FHLB advances are relatively predictable sources of funds, deposit flows and prepayments on loans and mortgage-backed securities are greatly influenced by general interest rates, economic conditions, and competition. The Company's liquidity is actively managed on a daily basis, monitored by the ALCO, and reviewed periodically with the subsidiary's Board of Directors. The Company's ALCO sets liquidity targets based on the Company's financial condition and existing and projected economic and market conditions. The ALCO measures the Company's marketable assets and credit facilities available to fund liquidity requirements and compares the adequacy of that aggregate amount against the aggregate amount of the Company's interest sensitive or volatile liabilities, such as core deposits and time deposits in excess of $100,000, borrowings and term deposits with short maturities, and credit commitments outstanding. The primary objective is to manage the Company's liquidity position and funding sources in order to ensure that it has the ability to meet its ongoing commitment to its depositors, to fund loan commitments and unused lines of credit, and to maintain a portfolio of investment securities.

The Company's management monitors current and projected cash flows and adjusts positions as necessary to maintain adequate levels of liquidity. Although approximately 73.7% of the Company's time deposits will mature within twelve months, management believes, based upon past experience, that Union Bank will retain a substantial portion of these deposits. Management will continue to offer a competitive but prudent pricing strategy to facilitate retention of such deposits. Any reduction in total deposits could be offset by purchases of federal funds, short-term FHLB of Boston borrowings, utilization of the repurchase agreement line, or liquidation of investment securities or loans available-for-sale. Such steps could result in an increase in the Company's cost of funds and adversely impact the net interest spread and margin. Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. However, any projections of future cash needs and flows are subject to substantial uncertainty. We continually evaluate opportunities to buy/sell securities and loans available-for-sale, obtain credit facilities from lenders, or restructure our debt for strategic reasons or to further strengthen our financial position.

Capital Resources. Capital management is designed to maintain an optimum level of capital in a cost-effective structure that meets target regulatory ratios; supports the internal assessment of economic capital; funds the Company's business strategies; and builds long-term stockholder value.

The total dollar value of the Company's stockholders' equity was $40.6 million at March 31, 2005 reflecting net income of $1.4 million for the first three months of 2005, less dividends paid of $2.9 million and a reduction of $268 thousand in Accumulated Other Comprehensive Income compared to $42.4 million at year end 2004. The reduction in the capital between December
31, 2004 and March 31, 2005 was primarily a result of the special dividend of $0.40 per share that was paid in January 2005 totaling $1.8 million, which was in addition to the regular dividend of $0.24 or $1.1 million that was also paid in January. The special dividend was declared as the Company's primary capital ratio on December 31, 2004 approached 12%, 2004 earnings were better than anticipated, and the current tax treatment of dividends is beneficial to shareholders. Union Bankshares, Inc. has 5 million shares of $2.00 par value common stock authorized. As of March 31, 2005, the Company had 4,915,611 shares issued, of which 4,554,663 were outstanding and 360,948 were held in Treasury.

As of March 31, 2005, there were outstanding employee incentive stock options with respect to 12,575 shares of the Company's common stock, granted pursuant to Union Bankshare's 1998 Incentive Stock Option Plan. All the options outstanding are currently exercisable but only 6,325 of those shares are "in the money". Of the 75,000 shares authorized for issuance under the 1998 Plan, 51,950 shares remain available for future option grants. During the first quarter of 2005, no incentive stock options granted pursuant to the 1998 plan were exercised.

Union Bank (only subsidiary) and Union Bankshares, Inc. are subject to various regulatory capital requirements administered by the federal banking agencies. Management believes, as of March 31, 2005 that both companies meet all capital adequacy requirements to which they are subject. As of March 31, 2005, the most recent calculation categorizes Union Bank as well capitalized under the regulatory framework for prompt corrective action. The prompt corrective action capital category framework applies to FDIC insured depository institutions such as Union but does not apply directly to bank holding companies such as the Company. To be categorized as well capitalized, Union Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since
March 31, 2005 that management believes have changed either companies' category.

Union Bank's and the Company's actual capital amounts and ratios as of March 31, 2005 are presented in the table:


                                                                                        Minimums
                                                                                       To Be Well
                                                                   Minimums        Capitalized Under
                                                                 For Capital       Prompt Corrective
                                               Actual           Requirements       Action Provisions
                                          ----------------    -----------------    -----------------
                                           Amount    Ratio     Amount     Ratio     Amount     Ratio
                                           ------    -----     ------     -----     ------     -----
                                                            (dollars in thousands)

As of March 31, 2005:
Total capital to risk weighted assets
  Union Bank                              $43,278    18.02%    $19,213     8.0%    $24,017    10.0%
  Company                                  43,665    18.14%     19,256     8.0%        N/A     N/A
Tier I capital to risk weighted assets
  Union Bank                              $40,126    16.70%    $ 9,611     4.0%    $14,417     6.0%
  Company                                  40,506    16.82%      9,632     4.0%        N/A     N/A
Tier I capital to average assets
  Union Bank                              $40,126    11.41%    $14,067     4.0%    $17,584     5.0%
  Company                                  40,506    11.48%     14,114     4.0%        N/A     N/A

Impact of Inflation and Changing Prices. The Company's consolidated financial statements, included in this document, have been prepared in accordance with U.S. GAAP, which require the measurement of financial position and results of operations in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Banks have asset and liability structures that are essentially monetary in nature, and their general and administrative costs constitute relatively small percentages of total expenses. Thus, increases in the general price levels for goods and services have a relatively minor effect on the Company's total expenses. Interest rates have a more significant impact on the Company's financial performance than the effect of general inflation. Interest rates do not necessarily move in the same direction or change in the same magnitude as the prices of goods and services, although periods of increased inflation may accompany a rising interest rate environment.

Regulatory Matters. The Company and its subsidiary bank are subject to periodic examinations by the various regulatory agencies. These examinations include, but are not limited to, procedures designed to review lending practices, risk management, credit quality, liquidity, compliance and capital adequacy. During 2004, the Vermont State Department of Banking, the Federal Deposit Insurance Corporation, and the Federal Reserve Bank of Boston performed various examinations of the Company and Union pursuant to their regular, periodic regulatory reviews. No comments were received from these various bodies that would have a material adverse effect on either Company's liquidity, capital resources, or operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information called for by this item is incorporated by reference in Management's Discussion and Analysis of Financial Condition and Results of Operations under the titlement "OTHER FINANCIAL CONSIDERATIONS" on pages 22 through 28 in this Form 10-Q.

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

May 13, 2005                           Union Bankshares, Inc.

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