Form 10-Q
period 2005-06-30
UNION BANKSHARES INC
filed 2005-08-12
CIK 706863

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


                For the quarterly period ended: June 30, 2005

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 2005:
      Common Stock, $2 par value          4,554,663 shares

                           UNION BANKSHARES, INC.
                              TABLE OF CONTENTS


PART l      FINANCIAL INFORMATION


Item 1.  Financial Statements

Unaudited Consolidated Financial Statements
  Union Bankshares, Inc. and Subsidiary
    Consolidated Balance Sheets                                           3
    Consolidated Statements of Income                                     4
    Consolidated Statement of Changes in Stockholders' Equity             5
    Consolidated Statements of Cash Flows                                 6
Notes to Unaudited Consolidated Financial Statements                      8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       10
Item 3.  Quantitative and Qualitative Disclosures About Market Risk      32
Item 4.  Controls and Procedures                                         32

PART II     OTHER INFORMATION

      Item 1.  Legal Proceedings                                         32
      Item 4.  Submission of Matters to Vote of Security Holders
      Item 6.  Exhibits                                                  32

Signatures                                                               33

Part l Financial Information


Item 1.  Financial Statements

Union Bankshares, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)
(Dollars in Thousands)


                                                              June 30,    December 31,
                                                                2005          2004
                                                                ----          ----

Assets

  Cash and due from banks                                     $ 15,995      $ 16,930
  Federal funds sold and overnight deposits                      3,948         4,187
                                                              --------      --------
    Cash and cash equivalents                                   19,943        21,117
  Interest bearing deposits in banks                             6,215         7,509
  Investment securities available-for-sale                      31,712        40,966
  Loans held for sale                                            6,457         8,814
  Loans                                                        285,882       271,421
  Allowance for loan losses                                     (3,022)       (3,067)
  Unearned net loan fees                                          (156)         (166)
                                                              --------      --------
      Net loans                                                282,704       268,188
                                                              --------      --------
  Accrued interest receivable                                    1,646         1,528
  Premises and equipment, net                                    5,379         5,121
  Other assets                                                   7,263         6,286
                                                              --------      --------

    Total assets                                              $361,319      $359,529
                                                              ========      ========

Liabilities and Stockholders' Equity

Liabilities
  Deposits
    Non-interest bearing                                      $ 45,943      $ 57,221
    Interest bearing                                           256,739       249,377
                                                              --------      --------
      Total deposits                                           302,682       306,598
  Borrowed funds                                                13,803         7,934
  Accrued interest and other liabilities                         3,780         2,594
                                                              --------      --------
      Total liabilities                                        320,265       317,126
                                                              --------      --------

Commitments and Contingencies

Stockholders' Equity
  Common stock, $2.00 par value; 5,000,000 shares authorized;
   4,915,611 shares issued at 6/30/05 and 12/31/04               9,831         9,831
  Paid-in capital                                                  107           107
  Retained earnings                                             32,629        33,810
  Treasury stock at cost; 360,948 shares at 6/30/05 and
   12/31/04                                                     (1,722)       (1,722)
  Accumulated other comprehensive income                           209           377
                                                              --------      --------
      Total stockholders' equity                                41,054        42,403
                                                              --------      --------

      Total liabilities and stockholders' equity              $361,319      $359,529
                                                              ========      ========

See accompanying notes to the unaudited consolidated financial statements

Union Bankshares, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)
(Dollars in Thousands except Per Share Data)


                                                             Three Months Ended         Six Months Ended
                                                                  June 30,                  June 30,
                                                              2005         2004         2005         2004
                                                              ----         ----         ----         ----

Interest income
  Interest and fees on loans                               $   4,913    $   4,341    $   9,552    $   8,650
  Interest on debt securities
    Taxable                                                      296          432          645          866
    Tax exempt                                                    47           54          100          107
  Dividends                                                       21           15           40           32
  Interest on federal funds sold and overnight deposits           24            7           37           12
  Interest on interest bearing deposits in banks                  55           53          114          102
                                                           ---------    ---------    ---------    ---------
      Total interest income                                    5,356        4,902       10,488        9,769
                                                           ---------    ---------    ---------    ---------

Interest expense
  Interest on deposits                                           921          726        1,686        1,482
  Interest on borrowed funds                                     101           91          195          179
                                                           ---------    ---------    ---------    ---------
      Total interest expense                                   1,022          817        1,881        1,661
                                                           ---------    ---------    ---------    ---------

      Net interest income                                      4,334        4,085        8,607        8,108

Provision for loan losses                                          -            -            -            -
                                                           ---------    ---------    ---------    ---------

      Net interest income after provision for loan losses      4,334        4,085        8,607        8,108
                                                           ---------    ---------    ---------    ---------

Noninterest income
  Trust income                                                    64           47          129           91
  Service fees                                                   729          694        1,403        1,356
  Net gains on sales of investment securities                      1            -            1           25
  Net gains on sales of loans held for sale                       23           54          119          234
  Other income                                                    91           75          141          126
                                                           ---------    ---------    ---------    ---------
      Total noninterest income                                   908          870        1,793        1,832
                                                           ---------    ---------    ---------    ---------

Noninterest expenses:
  Salaries and wages                                           1,408        1,312        2,785        2,721
  Pension and employee benefits                                  520          529        1,035        1,126
  Occupancy expense, net                                         198          189          402          381
  Equipment expense                                              244          221          512          441
  Other expenses                                                 907          898        1,724        1,656
                                                           ---------    ---------    ---------    ---------
      Total noninterest expense                                3,277        3,149        6,458        6,325
                                                           ---------    ---------    ---------    ---------

  Income before provision for income taxes                     1,965        1,806        3,942        3,615

Provision for income taxes                                       532          501        1,114        1,036
                                                           ---------    ---------    ---------    ---------

  Net income                                               $   1,433    $   1,305    $   2,828    $   2,579
                                                           =========    =========    =========    =========

Earnings per common share                                  $    0.31    $    0.29    $    0.62    $    0.57
                                                           =========    =========    =========    =========

Weighted average number of common
 shares outstanding                                        4,554,663    4,550,726    4,554,663    4,550,520
                                                           =========    =========    =========    =========

Dividends per common share                                 $    0.24    $    0.22    $    0.88    $    0.44
                                                           =========    =========    =========    =========

See accompanying notes to the unaudited consolidated financial statements

Union Bankshares, Inc. and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)
(Dollars in Thousands)


                                               Common Stock
                                            ------------------                                        Accumulated
                                             Shares,                                                     other            Total
                                             net of                Paid-in    Retained    Treasury   comprehensive    stockholders'
                                            Treasury     Amount    capital    earnings      stock    income (loss)        equity
                                            --------     ------    -------    --------    --------   -------------    -------------

Balance, December 31, 2004                  4,554,663    $9,831      $107      $33,810    $(1,722)       $377            $42,403

Comprehensive income:
  Net income                                        -         -         -        2,828          -           -              2,828
  Change in net unrealized gain (loss) on
   investment securities available-for-sale,
   net of reclassification adjustment and
   tax effects                                      -         -         -            -          -        (168)              (168)
                                                                                                                         -------

  Total comprehensive income                                                                                               2,660
                                                                                                                         -------

Cash dividends declared
 ($0.88 per share)                                  -         -         -       (4,009)         -           -             (4,009)
                                            ------------------------------------------------------------------------------------

Balance June 30, 2005                       4,554,663    $9,831      $107      $32,629    $(1,722)       $209            $41,054
                                            ====================================================================================

See accompanying notes to the unaudited consolidated financial statements

Union Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)


                                                            Six Months Ended
                                                          --------------------
(Dollars in Thousands)                                    June 30,    June 30,
                                                            2005        2004
                                                            ----        ----

Cash Flows From Operating Activities
  Net Income                                              $  2,828    $  2,579
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation                                               379         327
    Provision (credit) for deferred income taxes                14         (12)
    Net amortization on investment securities                   72         115
    Equity in losses of limited partnerships                    95          62
    Write-downs of impaired assets                               -          42
    (Decrease) increase in unamortized loan fees               (10)          8
    Proceeds from sales of loans held for sale               9,856      13,395
    Originals of loans held for sale                        (7,380)     (7,158)
    Net gain on sales of investment securities                  (1)        (25)
    Net gain on sales of loans held for sale                  (119)       (234)
    Net gain on disposals of premises and equipment             (1)         (5)
    (Increase) decrease in accrued interest receivable        (118)        118
    Decrease in other assets                                   140         253
    Decrease in income taxes                                  (174)        (47)
    Decrease in accrued interest payable                        (1)       (136)
    Increase in other liabilities                              613         289
                                                          --------    --------
      Net cash provided by operating activities              6,193       9,571
                                                          --------    --------

Cash Flows From Investing Activities
  Interest bearing deposits in banks
    Maturities and redemptions                               1,392       1,785
    Purchases                                                  (98)     (1,779)
  Investment securities available-for-sale
    Sales                                                    1,994         529
    Maturities, calls and paydowns                           7,932       6,397
    Purchases                                                 (999)     (9,829)
  Increase in loans, net                                   (14,793)       (788)
  Recoveries of loans charged off                               31          33
  Purchases of premises and equipment                         (637)       (815)
  Investments in limited partnerships                         (142)          -





                                                          June 30,    June 30,
                                                            2005        2004
                                                            ----        ----

  Proceeds from sales of premises and equipment                  1          12
  Proceeds from sales of repossessed property                    8           -
                                                          --------    --------

      Net cash used in investing activities                 (5,311)     (4,455)
                                                          --------    --------

Cash Flows From Financing Activities
  Increase in borrowings outstanding, net                    5,869       5,813
  Proceeds from exercise of stock options                        -           9
  Net decrease in non-interest bearing deposits            (11,278)       (514)
  Net increase (decrease) in interest bearing deposits       7,362     (17,877)
  Dividends paid                                            (4,009)     (2,002)
                                                          --------    --------

      Net cash used in financing activities                 (2,056)    (14,571)
                                                          --------    --------

      Change in cash and cash equivalents                 $ (1,174)   $ (9,455)

Cash and cash equivalents
  Beginning                                               $ 21,117    $ 24,540
                                                          --------    --------

  Ending                                                  $ 19,943    $ 15,085
                                                          ========    ========

Supplemental Disclosures of Cash Flow Information:
  Interest paid                                           $  1,882    $  1,796
                                                          ========    ========

  Income taxes paid                                       $    555    $  1,095
                                                          ========    ========

Supplemental Schedule of Noncash Investing and
 Financing Activities:

  Other real estate acquired in settlement of loans       $    244    $    200
                                                          ========    ========

  Repossessed property acquired in settlement of loans    $     12    $      -
                                                          ========    ========

  Investment in limited partnerships acquired by
   capital contributions payable                          $   (748)   $      -
                                                          ========    ========

  Total change in net unrealized gain on investment
   securities available-for-sale                          $   (255)   $   (889)
                                                          ========    ========

See accompanying notes to the unaudited consolidated financial statements

                           UNION BANKSHARES, INC.
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS:

Note 1.  Basis of Presentation
The accompanying interim unaudited consolidated financial statements of Union Bankshares, Inc. (the Company) for the interim periods ended June 30, 2005 and 2004 and for the quarters then ended have been prepared in conformity with U.S. generally accepted accounting principles (GAAP), general practices within the banking industry and the accounting policies described in the Company's Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of the Company's management, all adjustments (consisting only of normal recurring adjustments) and disclosures necessary for a fair presentation of the information contained herein have been made. This information should be read in conjunction with the Company's 2004 Annual Report to Shareholders, 2004 Annual Report on Form 10-K, and current reports on Form 8-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ended December 31, 2005, or any other interim period.

Certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the 2005 presentation.

Note 2.  Commitments and Contingencies
In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management after consulting with the Company's Legal Counsel, any liability resulting from such proceedings would not have a material adverse effect on the Company's financial condition or results of operations.

Note 3.  Per Share Information
Earnings per common share amounts are computed based on the weighted average number of shares of common stock outstanding during the period and reduced for shares held in treasury. The assumed conversion of available stock options does not result in material dilution. On January 14, 2005, the Company declared a special one-time cash dividend of $0.40 per share in addition to the regular quarterly cash dividend of $0.24 per share to shareholders of record on January 24, 2005. These cash dividends aggregating approximately $2.9 million were funded by available cash resources.

Note 4.  New Accounting Pronouncements
On June 1, 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections, a replacement of Accounting Principals Board
(APB) Opinion No. 20 and FASB Statement No. 3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effects of the change. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005, with early adoption permitted. The Company has adopted SFAS No. 154, which has had no impact on the Company's financial position or results of operations.

On March 29, 2005, the Securities and Exchange Commission (SEC) issued SEC Staff Accounting Bulletin (SAB) No. 107 - SFAS No. 123R, Share-Based Payment and certain SEC rules and regulations. SAB No. 107 provides guidance from the SEC staff related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management's Discussion and Analysis ("MD&A") subsequent to adoption of SFAS 123R. SFAS 123R issued in December 2004 is effective beginning January 1, 2006, and will require the Company to expense share-based payments under the "modified prospective" method. Under this method, compensation expense is recognized at the time of the grant for all share-based payments granted after January 1, 2006, and also for all awards granted prior to January 1, 2006, that remain unvested on the effective date. The Company has no unvested share-based payments as of June 30, 2005. As of such date, the Company had not adopted the transitional provisions of SFAS No. 123 but had continued to account for its stock option plan in accordance with the provisions of APB pinion No. 25. The Company does not expect that the adoption of SFAS No. 123R will have a significant impact on its results of operations or inancial position but management is still in the process of analyzing the future cost of stock options under the revised statement and the required disclosure requirements of SAB 107.

Note 5.  Stock Option Plan
The Company has a stock option plan and continues to apply the intrinsic value based method of accounting in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation costs been determined on the basis of fair value pursuant to FASB Statement No. 123, "Accounting for Stock-Based Compensation", the effects on net income and earnings per common share for the three and six months ended June 30, 2005 and 2004, would have approximated:


                                                        Three Months Ended         Six Months Ended
                                                      ----------------------    ----------------------
                                                         2005        2004          2005        2004
                                                         ----        ----          ----        ----
                                                      (dollars in thousands)    (dollars in thousands)

Net income as reported                                  $1,433      $1,305        $2,828      $2,579
Deduct: Total stock-based compensation
 expense determined under fair value based
 method for all awards, net of related tax effects           0          (5)            0          (9)
                                                        ------      ------        ------      ------
Pro forma net income                                    $1,433      $1,300        $2,828      $2,570
                                                        ======      ======        ======      ======

Earnings per common share:
As reported                                             $ 0.31      $ 0.29        $ 0.62      $ 0.57
Pro forma                                               $ 0.31      $ 0.29        $ 0.62      $ 0.57

Note 6.  Defined Benefit Pension Plan
Union Bank (Union), the Company's bank subsidiary sponsors a non-contributory defined benefit pension plan covering all eligible employees. The plan provides defined benefits based on years of service and final average salary.

Net periodic pension benefit cost for the three and six months ended June 30, 2005 and 2004, consisted of the following components:


                                                 Three Months Ended    Six Months Ended
                                                 ------------------    ----------------
                                                   2005      2004      2005     2004
                                                   ----      ----      ----     ----
                                                         (dollars in thousands)

Service cost                                       $116      $ 92       $232      $204
Interest cost on projected benefit obligation       121       112        242       218
Expected return on plan assets                     (107)      (93)      (214)     (181)
Amortization of prior service cost                    2         1          4         3
Amortization of net loss                             15        19         30        41
                                                   ----      ----       ----      ----
Net periodic benefit cost                          $147      $131       $294      $285
                                                   ====      ====       ====      ====

Note 7.  Other Comprehensive Income
The components of other comprehensive income and related tax effects for the three and six month periods ended June 30, 2005 and 2004 are as follows:


                                                                                     Three Months Ended    Six Months Ended
                                                                                          June 30,            June 30,
                                                                                      2005      2004        2005      2004
                                                                                      ----      ----        ----      ----
                                                                                              (dollars in thousands)

Unrealized holding gains (losses) on investment securities available-for-sale         $152    $(1,265)     $(254)    $(905)
Reclassification adjustment for gains realized in income                                (1)         -         (1)      (25)
Reclassification adjustment for losses recognized in income on impaired
 investment securities                                                                   -         41          -        41
                                                                                      ----    -------      -----     -----
Net unrealized gains (losses)                                                          151     (1,224)      (255)     (889)
Tax effect                                                                              51       (416)       (87)     (302)
                                                                                      ----    -------      -----     -----
Net of tax amount                                                                     $100    $  (808)     $(168)    $(587)
                                                                                      ====    =======      =====     =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

                                   GENERAL

The following discussion and analysis by management focuses on those factors that had a material effect on Union Bankshares, Inc.'s (the Company's) financial position as of June 30, 2005 and as of December 31, 2004, and its results of operations for the three and six months ended June 30, 2005 and 2004. This discussion is being presented to provide a narrative explanation of the financial statements and should be read in conjunction with the financial statements and related notes and with other financial data appearing elsewhere in this filing. In the opinion of the Company's management, the interim unaudited data reflects all adjustments, consisting only of normal recurring adjustments, and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim period. Management is not aware of the occurrence of any events after June 30, 2005, which would materially affect the information presented.

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

Forward-looking statements reflect management's current expectations and are subject to uncertainties, both general and specific, and risk exists that those predictions, forecasts, projections and other estimates contained in forward-looking statements will not be achieved. Also, when any of the words "believes," "expects," "anticipates," "intends," "plans," "seeks," "estimates" or similar expressions, are used forward-looking statements are being made. Many possible events or factors, including those beyond the control of management, could affect the future financial results and performance of the Company. This could cause results or performance to differ materially from those expressed in forward-looking statements. The possible events or factors that might affect forward-looking statements include, but are not limited to, the following:

* uses of and changes in monetary, fiscal and tax policy by various governments
* political, legislative or regulatory developments in Vermont, New Hampshire or the United States including changes in laws concerning accounting, taxes, banking and other aspects of the financial services industry
* developments in general economic or business conditions nationally or in Vermont and northern New Hampshire, including interest rate fluctuations, market fluctuations and perceptions, job creation and unemployment rates, ability to attract new business, and inflation and their effect on the Company or its customers
* changes in the competitive environment for financial services organizations, including increased competition from tax-advantaged credit unions
*     the Company's ability to retain key personnel
* changes in technology including demands for greater automation which could present operational issues or significant capital outlays
* acts or threats of terrorism or war and actions taken by the United States or other governments that might adversely affect business or economic conditions for the Company or its customers
* adverse changes in the securities market which could adversely affect the value of the Company's stock
* unanticipated lower revenues, loss of customers or business or higher operating expenses
* the failure of assumptions underlying the establishment of the allowance for loan losses and estimations of values of collateral and various financial assets and liabilities
* the amount that we invest in new business opportunities and the timing of these investments
* the failure of actuarial, investment, work force, salary and other assumptions underlying the establishment of the reserve for future pension costs
* future cash requirements might be higher than anticipated due to loan commitments or unused lines of credit being drawn upon or depositors withdrawing their funds
* assumptions made regarding interest rate movement and sensitivity could vary substantially if actual experience differs from historical experience which could adversely affect the Company's results of operations
* the creditworthiness of current loan customers is different from our understanding or changes dramatically and therefore the allowance for loan losses becomes inadequate

When evaluating forward-looking statements to make decisions with respect to the Company, investors and others are cautioned to consider these and other risks and uncertainties and are reminded not to place undue reliance on such statements. Forward-looking statements speak only as of the date they are made and the Company undertakes no obligation to update them to reflect new or changed information or events, except as may be required by federal securities laws.

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

The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements. In estimating the allowance for loan losses, management utilizes historical experience as well as other factors including the effect of changes in the local real estate market on collateral values, the effect on the loan portfolio of current economic indicators and their probable impact on borrowers and changes in delinquent, nonperforming or impaired loans. Changes in these factors may cause management's estimate of the allowance for loan losses to increase or decrease and result in adjustments to the Company's provision for loan losses in future periods. The Company also has other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding the results, including the liability for the defined benefit pension plan, valuation of deferred tax assets and analysis of potential impairment of investment securities. For additional information see FINANCIAL CONDITION - Allowance for Loan Losses below. Although management believes that its estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

                                  OVERVIEW

The Company's net income for the quarter ended June 30, 2005 was $1.433 million, compared with net income of $1.305 million for the second quarter of 2004 or a 9.8% increase between years. The company's net income for the six months ended June 30, 2005, was $2.828 million, compared with net income of $2.579 million for the same period in 2004, or a 9.7% increase between years. A quarterly cash dividend of $0.24 per share was declared and paid in April, 2005, in addition to a quarterly cash dividend of $0.24 per share and a special cash dividend of $0.40 per share declared and paid in January, 2005. A special dividend was declared as the Company's primary capital ratio on December 31, 2004, approached 12%, 2004 earnings were better than anticipated, and the current tax treatment of dividends is beneficial to shareholders. The Company remains well capitalized after payment of the regular and special dividends.

The Company's total assets increased from $359 million at December 31, 2004, to $361 million at June 30, 2005. Loans and loans held for sale increased a net $12.1 million, while investments decreased $9.3 million reflecting the continuing high demand for loans. The increase in loans was also funded by an increase in borrowings of $5.9 million.

The following per share information and key ratios depict several measurements of performance or financial condition for or at the quarters and six months ending June 30, 2005 and 2004, respectively:


                                                  Quarter Ended                     Year to Date
                                         ------------------------------    ------------------------------
                                         June 30, 2005    June 30, 2004    June 30, 2005    June 30, 2004
                                         -------------    -------------    -------------    -------------

Return on average assets (ROA) (1)            1.61%            1.49%            1.60%            1.47%
Return on average equity (ROE) (1)           14.13%           12.78%           13.89%           12.62%
Net interest margin (1)(2)                    5.36%            5.15%            5.36%            5.16%
Efficiency ratio (3)                         62.53%           62.62%           62.10%           62.86%
Net interest spread (4)                       5.05%            4.90%            5.06%            4.92%
Loan to deposit ratio                        96.58%           92.79%           96.58%           92.79%
Net loan charge-offs to average loans         0.06%            0.00%            0.03%            0.00%
Allowance for loan losses to loans            1.10%            1.19%            1.10%            1.19%
Non-performing assets to total assets         1.52%            1.22%            1.52%            1.22%
Equity to assets                             11.36%           11.91%           11.36%           11.91%
Total capital to risk assets                 17.71%           18.39%           17.71%           18.39%
Book value per share                        $ 9.01           $ 9.00           $ 9.01           $ 9.00
Earnings per share                          $ 0.31           $ 0.29           $ 0.62           $ 0.57
Dividends paid per share                    $ 0.24           $ 0.22           $ 0.88           $ 0.44
Dividend payout ratio (5)                    77.42%           76.70%          141.94%           77.63%

--------------------

<F1>  Annualized
<F2>  The ratio of tax equivalent net interest income to average earning assets.
<F3>  The ratio of noninterest expense to net interest income and noninterest income excluding securities gains and losses.
<F4>  The difference between the average rate earned on assets minus the average rate paid on liabilities.
<F5>  Cash dividend declared and paid per share divided by consolidated net income per share.

The prime interest rate has risen four times during 2005, by 25 basis points each time, to stand at 6.25% as of June 30, 2005. This is the highest the prime rate has been since September 17, 2001. The prime rate during the first six months of 2004 was static at 4.00%. The rise in the prime rate is partially responsible for the 20 basis point increase in the Company's Net Interest Margin year over year, as variable rate loans have reacted more fully and quickly than core deposit rates to these increases in the prime rate.

                            RESULTS OF OPERATIONS

Net Interest Income. The largest component of the Company's operating income is net interest income, which is the difference between interest and dividend income received from interest-earning assets and the interest expense paid on its interest-bearing liabilities. The Company's net interest income increased by $249 thousand, or 6.1%, to $4.33 million for the three months ended June 30, 2005, from $4.09 million for the three months ended June 30, 2004. The net interest spread increased 15 basis points to 5.05% for the three months ended June 30, 2005, from 4.90% for the three months ended June 30, 2004 as interest rates paid on liabilities and earned on assets moved upward in response to the increases in the prime rate. The net interest margin for the second quarter of 2005 increased 21 basis points to 5.36% from the 2004 period at 5.15% reflecting a rising rate environment. For the first six months of 2005 net interest income increased $499 thousand, or 6.15%, to $8.61 million, from $8.11 million for the year earlier period. The net interest spread increased 14 basis points, or 2.8%, to 5.06% for the first six months of 2005 compared to 4.92% for the first six months of 2004. The net interest margin increased 20 basis points, or 3.9%, to 5.36% for the first six months of 2005 compared to 5.16% for the same period in 2004. A decrease in prime rate would not necessarily be beneficial to Union in the near term, see "OTHER FINANCIAL CONSIDERATIONS - Market Risk and Asset and Liability Management."

Yields Earned and Rates Paid. The following table shows, for the periods indicated, the total amount of income recorded from interest-earning assets, and the related average yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and average rates, and the relative net interest spread and net interest margin. All yield and rate information is calculated on an annualized tax equivalent basis. Yield and rate information for a period is average information for the period, and is calculated by dividing the annualized income or expense item for the period by the average balance of the appropriate balance sheet item during the period. Net interest margin is annualized tax equivalent net interest income divided by average interest-earning assets. Nonaccrual loans are included in asset balances for the appropriate periods, but recognition of interest on such loans is discontinued and any remaining accrued interest receivable is reversed, in conformity with federal regulations. The yields, net interest spread and net interest margins appearing in the following table have been calculated on a pre-tax basis:


                                                               Three months ended June 30,
                                                          2005                               2004
                                            -------------------------------    -------------------------------
                                                        Interest    Average                Interest    Average
                                            Average      Earned/     Yield/    Average      Earned/     Yield/
                                            Balance       Paid        Rate     Balance       Paid        Rate
                                            -------     --------    -------    -------     --------    -------
                                                                  (dollars in thousands)

Average Assets
  Federal funds sold and
   overnight deposits                       $  3,329     $   24      2.79%     $  3,863     $    7      0.73%
  Interest bearing deposits in banks           6,545         55      3.33%        6,646         53      3.17%
  Investment securities (1), (2)              34,525        352      4.35%       43,580        494      4.75%
  Loans, net (1), (3)                        284,639      4,913      7.00%      268,685      4,341      6.56%
  FHLB of Boston stock                         1,241         12      3.90%        1,241          7      2.14%
                                            --------     ------      ----      --------     ------      ----
Total interest-earning assets (1)            330,279      5,356      6.60%      324,015      4,902      6.16%

Cash and due from banks                       12,760                             13,571
Premises and equipment                         5,378                              4,841
Other assets                                   7,605                              8,747
                                            --------                           --------
      Total assets                          $356,022                           $351,174
                                            ========                           ========

Average Liabilities and
  Stockholders' Equity:
  NOW accounts                              $ 50,604     $   63      0.50%     $ 44,833     $   44      0.40%
  Savings/money market accounts              109,342        294      1.08%      111,494        203      0.73%
  Time deposits                               96,431        564      2.35%       93,871        479      2.05%
  Borrowed funds                               8,842        101      4.52%       10,334         91      3.48%
                                            --------     ------      ----      --------     ------      ----
      Total interest-bearing liabilities     265,219      1,022      1.55%      260,532        817      1.26%

Non-interest bearing deposits                 46,296                             46,405
Other liabilities                              3,955                              3,376
                                            --------                           --------
      Total liabilities                      315,470                            310,313

Stockholders' equity                          40,552                             40,861
                                            --------                           --------
      Total liabilities and
       stockholders' equity                 $356,022                           $351,174
                                            ========                           ========

Net interest income                                      $4,334                             $4,085
                                                         ======                             ======

Net interest spread (1)                                              5.05%                              4.90%
                                                                     ====                               ====

Net interest margin (1)                                              5.36%                              5.15%
                                                                     ====                               ====

--------------------

<F1>  Average yield reported on a tax-equivalent basis.
<F2>  Average balances of investment securities are calculated on the amortized cost basis.
<F3>  Includes loans held for sale and is net of unearned income and allowance for loan losses.


                                                                 Six months ended June 30,
                                                          2005                               2004
                                            -------------------------------    -------------------------------
                                                        Interest    Average                Interest    Average
                                            Average      Earned/     Yield/    Average      Earned/     Yield/
                                            Balance       Paid        Rate     Balance       Paid        Rate
                                            -------     --------    -------    -------     --------    -------
                                                                  (dollars in thousands)

Average Assets:
  Federal funds sold and
   overnight deposits                       $  2,746     $    37     2.67%     $  3,372     $   12      0.74%
  Interest bearing deposits in banks           6,969         114     3.29%        6,581        102      3.10%
  Investment securities (1), (2)              37,020         762     4.37%       42,267        990      4.90%
  Loans, net (1), (3)                        280,549       9,552     6.93%      267,020      8,650      6.57%
  FHLB of Boston Stock                         1,241          23     3.71%        1,241         15      2.46%
                                            --------     -------     ----      --------     ------      ----
Total interest-earning assets (1)            328,525      10,488     6.51%      320,481      9,769      6.20%

Cash and due from banks                       13,186                             16,525
Premises and equipment                         5,297                              4,701
Other assets                                   7,461                              8,737
                                            --------                           --------
      Total assets                          $354,469                           $350,444
                                            ========                           ========

Average Liabilities and
  Stockholder's Equity:
  Now accounts                              $ 47,906     $   114     0.48%     $ 44,188     $   87      0.40%
  Savings/money market accounts              109,856         535     0.98%      111,359        413      0.75%
  Time deposits                               93,395       1,037     2.24%       94,606        982      2.09%
  Borrowed funds                               8,991         195     4.32%        9,896        179      3.57%
                                            --------     -------     ----      --------     ------      ----
      Total interest-bearing liabilities     260,148       1,881     1.45%      260,049      1,661      1.28%

Non-interest bearing deposits                 50,050                             46,286
Other liabilities                              3,558                              3,236
                                            --------                           --------
      Total liabilities                      313,756                            309,571

Stockholder's equity                          40,713                             40,873
                                            --------                           --------
      Total liabilities and
       stockholders' equity                 $354,469                           $350,444
                                            ========                           ========

Net interest income                                      $ 8,607                            $8,108
                                                         =======                            ======

Net interest spread (1)                                              5.06%                              4.92%
                                                                     ====                               ====

Net interest margin (1)                                              5.36%                              5.16%
                                                                     ====                               ====

<F1>  Average yield reported on a tax-equivalent basis.
<F2>  The average balance of investment securities is calculated on the amortized cost basis.
<F3>  Includes loans held for sale and is net of unearned income and allowance for loan losses.

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


                                               Three Months Ended June 30, 2005 Compared
                                                  to Three Months Ended June 30, 2004
                                                  Increase/(Decrease) Due to Change In
                                               -----------------------------------------
                                                        Volume    Rate    Net
                                                        ------    ----    ---
                                                        (dollars in thousands)

Interest-earning assets:
  Federal funds sold and overnight deposits             $ (2)     $ 19    $ 17
  Interest bearing deposits in banks                      (1)        3       2
  Investment securities                                 (102)      (40)   (142)
  Loans, net                                             269       303     572
  FHLB of Boston stock                                     -         5       5
                                                        ----      ----    ----
      Total interest-earning assets                      164       290     454

Interest-bearing liabilities:
  NOW accounts                                             7        12      19
  Savings/money market accounts                           (5)       96      91
  Time deposits                                           15        70      85
  Borrowed funds                                         (15)       25      10
                                                        ----      ----    ----
      Total interest-bearing liabilities                   2       203     205
                                                        ----      ----    ----
Net change in net interest income                       $162      $ 87    $249
                                                        ====      ====    ====


                                               Six Months Ended June 30, 2005 Compared
                                                  to Six Months Ended June 30, 2004
                                                Increase/(Decrease) Due to Change In
                                               ---------------------------------------
                                                      Volume    Rate    Net
                                                      ------    ----    ---
                                                      (dollars in thousands)

Interest-earning assets:
  Federal funds sold and overnight deposits           $ (5)     $ 30    $ 25
  Interest bearing deposits in banks                     6         6      12
  Investment securities                               (123)     (105)   (228)
  Loans, net                                           434       468     902
  FHLB of Boston stock                                   -         8       8
                                                      ----      ----    ----
      Total interest-earning assets                    312       407     719

Interest-bearing liabilities:
  NOW accounts                                           8        19      27
  Savings/money market accounts                         (6)      128     122
  Time deposits                                        (14)       69      55
  Borrowed funds                                       (17)      (33)     16
                                                      ----      ----    ----
      Total interest-bearing liabilities               (29)      249     220
                                                      ----      ----    ----
Net change in net interest income                     $341      $158    $499
                                                      ====      ====    ====

Quarter Ended June 30, 2005 compared to Quarter Ended June 30, 2004.

Interest and Dividend Income. The Company's interest and dividend income increased $454 thousand, or 9.3%, to $5.36 million for the three months ended June 30, 2005, from $4.90 million for the three months ended June 30, 2004, with average earning assets increasing $6.3 million, or 1.9%, to $330.3 million for the three months ended June 30, 2005, from $324.0 million for the three months ended June 30, 2004. The increase in interest income resulting from the rise in average earning assets was augmented by the higher rates earned on the majority of these assets in 2005 versus
2004. Average loans approximated $284.6 million at an average yield of 7.00% for the three months ended June 30, 2005 up from $268.7 million at an average yield of 6.56% for the three months ended June 30, 2004 or a 5.9% increase in volume and a 44 basis point increase in yield. The strongest growth between the two years was in the commercial real estate market where new loan volume was strong due to relatively low long-term market interest rates , positive local economic trends and opportunities brought about by further consolidation in the banking industry. Quarterly average loans secured by real estate increased $12.7 million, or 5.7%, to $236.9 million for the second quarter of 2005, from $224.2 million for the second quarter of 2004. This increase was the result of strong demand for residential and commercial real estate in the Company's market. This demand was influenced in part by low long-term interest rates, and high demand and prices in the Chittenden County, Vermont, market which is contiguous to the Company's and is fueling growth in the Company's market. Municipal loans increased $4.7 million, or 29.0%, to an average of $20.9 million in 2005 from an average of $16.2 million in 2004. Average commercial loans decreased slightly year to year, decreasing $466 thousand, r 2.1%, to $21.5 million for 2005 compared to $22.0 million for 2004.

The average balance of investments (including mortgage-backed securities) decreased $9.1 million or 20.8% to $34.5 million for the three months ended June 30, 2005, from $43.6 million for the three months ended June 30, 2004. The decrease in the investment portfolio in 2005 reflects the continuing growth in the loan portfolio. The average level of federal funds sold and overnight deposits decreased $534 thousand or 13.8%, to $3.3 million for the three months ended June 30, 2005, from $3.9 million for the three months ended June 30, 2004. Interest income from non-loan instruments was $443 thousand for the second quarter of 2005 and $561 thousand for the same period of 2004, reflecting the decrease in yields in the investment portfolio and the overall decrease in volume as the majority of paydowns and matured, called or sold securities and interest bearing deposits in banks were utilized to fund the loan demand.

Interest Expense. The Company's interest expense increased $ 205 thousand, or 25.1%, to $1.0 million for the three months ended June 30, 2005, from $817 thousand for the three months ended June 30, 2004 as rates paid on funds started to move up while the volume of average interest-bearing liabilities increased $4.7 million, or 1.8%, to $265.2 million for the three months ended June 30, 2005, from $260.5 million for the three months ended June 30, 2004. Average time deposits were $96.4 million for the three months ended June 30, 2005, and $93.9 million for the three months ended June 30, 2004, or an increase of 2.7%. It appears depositors are still cautious about locking in for long-term certificates of deposit. The average balances for money market and savings accounts decreased $2.2 million, or 1.9%, to $109.3 million for the three months ended June 30, 2005, from $111.4 million for the three months ended June 30, 2004. The 12.9% or $5.8 million increase in NOW accounts brought the average balance up to $50.6 million from $44.8 million. During the first quarter of 2005, the bank subsidiary introduced a new suite of deposit products and ancillary benefits for its deposit account holders. During the second quarter of 2005, as part of this product launch, some legacy account products that did not pay interest were converted to new deposit products that pay interest. The account conversions resulted in the transfer of over $6.0 million from demand deposits to interest bearing checking account products.

The average balance of funds borrowed has decreased from $10.3 million for the three months ended June 30, 2004 to $8.8 million for the three months ended June 30, 2005 while the average rate paid rose from 3.48% to 4.52% between years.

Noninterest Income. The Company's noninterest income increased $38 thousand, or 4.4%, to $908 thousand for the three months ended June 30, 2005 from $870 thousand for the three months ended June 30, 2004. Trust department income increased to $64 thousand for the three months of 2005 from $47 thousand in the same period of 2004 or a 36.2% increase, primarily due to the increase in the overall level of the stock market since the majority of the fee income is based on the market value of assets under management. Gain on sale of loans decreased between years to $23 thousand for the second quarter of 2005 from $54 thousand for the same period in 2004 due to Management's decision to lower the volume of loan sales ($3.2 million in 2005 versus $5.9 million in 2004) and the increasing costs of selling in the secondary market. Service fees (sources of which include, among others, deposit and loan servicing fees, ATM fees, and safe deposit fees) rose 5.0% between years increasing $35 thousand to $729 thousand for the three months ended June 30, 2005, from $694 thousand for the three months ended June 30, 2004. The main components of other income in both years are net servicing rights on loans sold and the increase in the cash surrender value of life insurance owned.

Noninterest Expense. The Company's noninterest expense increased $128 thousand, to $3.3 million for the three months ended June 30, 2005, compared to $3.1 million for the three months ended June 30, 2004. Salaries and wages increased $96 thousand, or 7.3% to 1.4 million for the three months ended June 30, 2005, from $1.3 million for the three months ended June 30, 2004. This increase is due primarily to normal salary growth, and the addition of the St. Albans, Vermont, loan production office in the fourth quarter of 2004. Pension and employee benefits decreased $9 thousand, or 1.7%, to $520 thousand for the three months ended June 30, 2005, from $529 thousand for the three months ended June 30, 2004. Health insurance coverage provided to eligible employees is self-insured by the Company up to certain individual and aggregate stop loss coverages and the experience during the second quarter of 2005 has been favorable. Net occupancy expense increased $9 thousand, or 4.8%, to $198 thousand for the three months ended June 30, 2005, from $189 thousand for the three months ended June 30, 2004, due mainly to the increased cost of fuel and utilities and the opening of the St. Albans, Vermont loan center. Equipment expense increased $23 thousand, or 10.4%, to $244 thousand for the three months ended June 30, 2005, from $221 thousand for the same period in 2004, reflecting the increased depreciation and maintenance contract expense on new equipment. Other operating expenses were up $9 thousand, or 1.0%, to $907 thousand for the months ended June 30, 2005 compared to $898 thousand for the same period in 2004. They would have been up $33 thousand more (or a total of 4.7%) except for the impact of Union purchasing Vermont State Franchise Tax Credits at 60% of their value which the Company was able to utilize during the second quarter of 2005.

Income Tax Expense. The Company's income tax expense increased by $31 thousand, or 6.2%, to $532 thousand for the three months ended June 30, 2005, from $501 thousand for the comparable period of 2004, mainly due to increased net taxable income.

Year to Date June 30, 2005 compared to Year to Date June 30, 2004.

Interest and Dividend Income. The Company's interest and dividend income increased $719 thousand, or 7.4%, to $10.5 million for the first six months of 2005, from $9.8 million for the first six months of 2004. This increase was due primarily to a $902 thousand, or 10.4%, increase in interest and fees on loans, partially offset by a $228 thousand decrease in interest and dividend income from investment securities available-for-sale. The increase in loan related income is due to increases in loan portfolio balances from $267.0 million on average in 2004 to $280.5 million in 2005. The increases in loan rates resulted from increases in the prime lending rate over the last year. The decrease in investment income was due primarily to decreasing balances in the investment categories from $42.3 million in 2004 on average to $37.0 million on average in 2005 as cash flows from investments have been utilized to fund the growth in the loan portfolio.

Interest expense. The Company's interest expense increased $220 thousand, or 13.2%, to $1.9 million for the first six months of 2005, from $1.7 million for the first six months of 2004. This increase was due primarily to increases in interest rates paid on deposits, which increased 16 basis points, or 13.6%, to 1.34% from 1.18%. The year-to-date average interest bearing deposit balances were essentially flat at $251.2 million for 2005, compared to $250.2 million for 2004. Interest expense on borrowed funds increased $16 thousand, or 8.9%, which reflects the increase in the average rate on borrowings to 4.32% for the first six months of 2005 compared to 3.57% for the same period in 2004, while year-to-date average balances decreased $905 thousand from $9.9 million in 2004 to $9.0 million in 2005.

Noninterest income: The Company's noninterest income decreased $39 thousand, or 2.2%, from $1.83 million for the first six months of 2004 to $1.79 million for the first six months of 2005. This decrease was due primarily to the decrease in net gains on sales of loans held for sale, from $234 thousand in 2004 to $119 thousand in 2005 as interest rates have improved in 2005 and Union's management decided to retain higher rate loans instead of selling them to the secondary market. Union sold $9.7 million in residential real estate loans during the first half of 2005 versus $13.2 million during the same period in 2004. This decrease was partially offset by increases in trust income and servicing fees. Trust income increased $38 thousand, to $129 thousand from $91 thousand, or 41.8%, which was due primarily to the increase in fees charged and the increase in the overall level of the stock market since the majority of trust fee income is based on the market value of assets under management. Servicing fees (sources of which include, among others, deposit and loan servicing fees, ATM fees, and safe deposit fees) increased $47 thousand, to $1.40 million from $1.36 million, or 3.5%.

Noninterest expense: The Company's noninterest expense increased $133 thousand, or 2.1%, to $6.46 million for the first six months of 2005 from $6.33 million for the first six months of 2004. Salaries and wages increased $64 thousand or 2.4% to $2.79 million from $2.72 million with the increase primarily due to normal salary increases and the addition of the St. Albans loan production office. Pension and employee benefits decreased $91 thousand, or 8.1%, to $1.04 million from $1.13 million due primarily to a decrease in health insurance expense between years. Health insurance coverage provided to eligible employees is self-insured by the Company up to certain individual and aggregate stop loss coverages and the experience during the first six months of 2005 has been favorable. In addition pension plan expenses decreased $22 thousand, or 7.1%, from $312 thousand to $290 thousand, due primarily to increases in the projected earnings on the assets in the pension plan due to increases in interest rates. Net occupancy expenses increased $21 thousand, or 5.5%, to $402 thousand from $381 thousand, due primarily to increases in costs of fuel and utilities, and the opening of the St. Albans, Vermont, loan center. Equipment expenses increased $71 thousand, or 16.1%, to $512 thousand from $441 thousand, reflecting the increased depreciation and maintenance contract expense on new equipment, primarily an imaging reader sorter, ATM's, cars, generator, computer hardware and software, and upgraded telephone systems. Other operating expenses were up $68 thousand, or 4.1%, to $1.72 million from $1.66 million, as the Company continues its compliance efforts related to \ Sarbanes-Oxley Section 404 implementation. And, Union introduced a new suite of deposit products and ancillary benefits for deposit account holders, beginning in March 2005. Also, the change during the second quarter of 2004 from paying for correspondent service charges by leaving deposits on balance to paying hard dollars increased year to date expense by $30 thousand. Other operating expenses would have been up $33 thousand more (or a total of 6.1%) except for the impact of Union purchasing Vermont State Franchise Tax Credits at 60% of their value which the Company was able to utilize during the second quarter of 2005.

Income Tax Expense: The Company's income tax expense increased $78 thousand, or 7.5%, to $1.11 million for the first six months of 2005 compared to $1.04 million for the same period in 2004. This increase was mainly due to increased net taxable income.

                             FINANCIAL CONDITION

At June 30, 2005, the Company had total consolidated assets of $361.3 million, including net loans and loans held for sale of $289.2 million, deposits of $302.7 million and stockholders' equity of $41.1 million. The Company's total assets increased $ 1.8 million or 0.5% to $ 361.3 million at June 30, 2005, from $359.5 million at December 31, 2004, which is due to the increase in net loans and loans held for sale of $12.2 million, or 4.4%, the continuing management strategy of managing balance sheet growth by the sale of loans totaling $9.7 million during the first six months of 2005, the management strategy of utilizing cash flows from securities available for sale to fund growth in the loan portfolio, and the effect of the $1.8 million special dividend paid to shareholders. June thirtieth of each year is our normal seasonal low point in terms of total assets, loans and deposits due to the majority of the municipalities having to be out of debt at least one day each fiscal year. Total net loans and loans held for sale increased $12.2 million or 4.4% to $289.2 million or 80.0% of total assets at June 30, 2005, as compared to $277.0 million or 77.0% of total assets at December 31, 2004. Cash and cash equivalents, including federal funds sold and overnight deposits, decreased $1.2 million or 5.6% to $19.9 million at June 30, 2005, from $21.1 million at December 31, 2004.

Investment securities available-for-sale decreased from $41.0 million at December 31, 2004 to $31.7 million at June 30, 2005, a $9.3 million or 22.6% decrease. Securities maturing have not been replaced dollar for dollar in order to fund loan demand and management's decision to currently hold in portfolio a portion of loans held-for-sale.

Deposits decreased $3.9 million or 1.3% to $302.7 million at June 30, 2005, from $306.6 million at December 31, 2004 which is partially a seasonal fluctuation (See average balances in the Yields Earned and Rates Paid tables on Pages 14 and 15) and partially a result of the ever increasing competition for deposit dollars as both credit unions and brokers/financial advisors aggressively seek those same dollars. Total borrowings increased $5.9 million to $13.8 million at June 30, 2005, from $7.9 million at December
31, 2004, as Union Bank ("Union") took down four amortizing advances to match fund four larger commercial real estate loans originated.

Total capital decreased from $42.4 million at December 31, 2004 to $41.1 million at June 30, 2005 reflecting net income of $2.83 million for the first six months of 2005, less the regular and special dividends paid totaling approximately $4.0 million. (see Capital Resources section on Page
30)

Loans Held for Sale and Loan Portfolios. The Company's loans held for sale and loan portfolios primarily consists of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. As of June 30, 2005, the Company's gross loan portfolio totaled $292.3 million, or 80.9%, of assets, up from $280.2 million or 77.9% of assets as of December 31, 2004 and from $266.3 million or 77.4% as of June 30, 2004. Gross loans and loans held for sale have increased $12.1 million or 4.3% since December 31, 2004. The Company sold $3.2 million of loans held for sale during the second quarter of 2005 resulting in a gain on sale of loans of $23 thousand.

The following table shows information on the composition of the Company's gross loans held for sale and loan portfolio as of June 30, 2005 and December 31, 2004:


Loan Type                                         June 30, 2005       December 31, 2004
---------                                       -----------------     -----------------
                                                         (dollars in thousands)

Residential real estate                         $108,192     37.0%    $106,526     38.0%
Construction real estate                          19,912      6.8%      20,050      7.2%
Commercial real estate                           112,632     38.5%     111,497     39.8%
Commercial                                        27,371      9.4%      19,979      7.1%
Consumer                                           8,253      2.8%       8,729      3.1%
Municipal loans                                   15,979      5.5%      13,454      4.8%
                                                --------    -----     --------    -----
      Total loans                                292,339    100.0%     280,235    100.0%

Deduct:
Allowance for loan losses                         (3,022)               (3,067)
Net deferred loan fees, premiums & discounts        (156)                 (166)
                                                --------              --------
                                                $289,161              $277,002
                                                ========              ========

The Company originates and sells residential mortgages into the secondary market, with most such sales made to the Federal Home Loan Mortgage Corporation (FHLMC) and the Vermont Housing Finance Agency (VHFA). Management expects to continue to use this strategy in an effort to protect the interest margin from the effect of making long-term loans in the low long-term interest rate environment which has continued throughout the second quarter of 2005 despite the increases in the prime rate. The Company services an $183.4 million residential real estate mortgage portfolio, approximately $79.8 million of which is serviced for unaffiliated third parties at June 30, 2005. Additionally, the Company originates commercial real estate and commercial loans under various SBA programs that provide an agency guarantee for a portion of the loan amount. The Company occasionally sells the guaranteed portion of the loan to other financial concerns and will retain servicing rights, which generates fee income. The Company serviced $5.3 million of commercial and commercial real estate loans for unaffiliated third parties as of June 30, 2005. The Company capitalizes servicing rights on these sales and recognizes gains and losses on the sale of the principal portion of these loans as they occur. The unamortized balance of servicing rights on loans sold with servicing retained was $328 thousand at June 30, 2005, with an estimated market value in excess of their carrying value.

In the ordinary course of business, the Company occasionally participates out a portion of commercial/commercial real estate loans to other financial institutions for liquidity or credit concentration management purposes. The total of loans participated out as of June 30, 2005, was $7.0 million.

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

By definition restructured loans may include troubled debt restructurings that involved forgiving a portion of interest or principal on a loan, refinancing loans at a rate materially less than the market rate, rescheduling loan payments, or granting other concessions to a borrower due to financial or economic reasons related to the debtor's financial difficulties that the Company would not otherwise consider. Restructured loans do not include qualifying restructured loans that have complied with the terms of their restructure agreement for a satisfactory period of time. The Company's restructured loans in compliance with modified terms totaled $21 thousand at June 30, 2005 compared to $656 thousand at December 31, 2004. There are four restructured loans with principal balances totaling $163 thousand that are not in compliance with the modified terms as of June 30, 2005. These four loans are in nonaccrual status. At December 31, 2004, there were three restructured loans at a value of $159 thousand that were not in compliance with the modified terms. The restructured loans at both June 30, 2005 and December 31, 2005 were a result of rescheduling loan payments. At June 30, 2005, the Company was not committed to lend any additional funds to borrowers whose terms have been restructured.

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

The Company had loans on nonaccrual status totaling $1.2 million or 0.41% of gross loans at June 30, 2005, $1.2 million or 0.43% at December 31, 2004 and $1.7 million or 0.65% at June 30, 2004. The aggregate interest income not recognized on such nonaccrual loans amounted to approximately $232 thousand and $418 thousand as of June 30, 2005 and 2004, respectively and $338 thousand as of December 31, 2004.

The Company had $4.0 million and $4.1 million in loans past due 90 days or more and still accruing at June 30, 2005 and December 31, 2004, respectively. The balance in loans past due 90 days or more and still accruing interest at both dates is primarily due to one commercial real estate loan relationship that management is monitoring closely. The liquid assets and real estate collateralizing this loan relationship are sufficient in management's view to mitigate credit risk. At June 30, 2005 and December 31, 2004, respectively, the Company had internally classified certain loans totaling $642 thousand and $1.6 million. In management's view, such loans represent a higher degree of risk and could become nonperforming loans in the future. While still on a performing status, in accordance with the Company's credit policy, loans are internally classified when a review indicates any of the following conditions makes the likelihood of collection uncertain:

*     the financial condition of the borrower is unsatisfactory;
*     repayment terms have not been met;
* the borrower has sustained losses that are sizable, either in absolute terms or relative to net worth;
*     confidence is diminished;
*     loan covenants have been violated;
*     collateral is inadequate; or
*     other unfavorable factors are present.

At June 30, 2005, the Company held real estate acquired by foreclosure or through repossession worth $279 thousand, which consisted of one property with open land as well as residential and commercial components, and a second residential real estate property. At December 31, 2004, the Company held one real estate property acquired by foreclosure worth $35 thousand.

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

For the quarter ended June 30, 2005, the methodology used to determine the provision for loan losses was unchanged from the prior year. The composition of the Company's loan portfolio remained relatively unchanged from December 31, 2004 and there was no material change in the lending programs or terms during the quarter.

The following table reflects activity in the allowance for loan losses for the three months ended June 30, 2005 and 2004:


                                  Three Months Ended, June 30,    Six Months Ended, June 30
                                  ----------------------------    -------------------------
                                        2005        2004               2005       2004
                                        ----        ----               ----       ----
                                                    (dollars in thousands)

Balance at beginning of period         $3,068      $3,019             $3,067     $3,029
Charge-offs:
  Real Estate                              25           8                 28         34
  Commercial                               13           -                 13          -
  Consumer and other                       17           1                 35          5
                                       ------      ------             ------     ------
      Total charge-offs                    55           9                 76         39
                                       ------      ------             ------     ------
Recoveries:
  Real Estate                               -           -                 12          -
  Commercial                                1           2                  1          5
  Consumer and other                        8          11                 18         28
                                       ------      ------             ------     ------
      Total recoveries                      9          13                 31         33
                                       ------      ------             ------     ------
Net recoveries (charge-offs)              (46)          4                (45)        (6)
                                       ------      ------             ------     ------
Provision for loan losses                   -           -                  -          -
                                       ------      ------             ------     ------
Balance at end of period               $3,022      $3,023             $3,022     $3,023
                                       ======      ======             ======     ======

The following table shows the breakdown of the Company's allowance for loan losses by category of loan (net of loans held for sale) and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated.


                                    June 30,           December 31,
                                      2005                 2004
                               -----------------    -----------------
                                       (dollars in thousands)
                               Amount    Percent    Amount    Percent
                               ------    -------    ------    -------

Real Estate
  Residential                  $  518     31.6%     $  553     32.8%
  Commercial                    1,570     41.8%      1,733     42.5%
  Construction                    199      7.0%        199      7.3%
  Home equity loans                34      1.6%         32      1.6%
Other Loans
  Commercial                      514      9.6%        349      7.5%
  Consumer installment            126      2.9%        138      3.3%
  Municipal, Other and
   Unallocated                     61      5.6%         63      5.0%
                               ------    -----      ------    -----
      Total                    $3,022    100.0%     $3,067    100.0%
                               ======    =====      ======    =====
Ratio of Net Charge Offs to
 Average Loans not held
 for sale (1)                             0.03%                0.00%
                                         =====                =====

Ratio of Allowance for Loan
 Losses to Loans not held
 for sale                                 1.10%                1.13%
                                         =====                =====


<F1>  Annualized

Management of the Company believes that the allowance for loan losses at June 30, 2005 is adequate to cover losses inherent in the Company's loan portfolio as of such date. However there can be no assurance that the Company will not sustain losses in future periods, which could be greater than the size of the allowance for loan losses at June 30, 2005. See CRITICAL ACCOUNTING POLICIES.

While the Company recognizes that any economic slowdown may adversely impact its borrowers' financial performance and ultimately their ability to repay their loans, management continues to be cautiously optimistic about the key credit indicators from the Company's loan portfolio.

Investment Activities. At June 30, 2005, the reported value of investment securities available-for-sale was $31.7 million or 8.8% of its assets. The Company had no securities classified as held-to-maturity or trading.
The reported value of investment securities available-for-sale at June 30, 2005, reflects a positive valuation adjustment of $317 thousand. The offset of this adjustment, net of income tax effect, was $209 thousand in the Company's other comprehensive income component of stockholders' equity.

The amount in investment securities available-for-sale has decreased from $41.0 million at December 31, 2004, to $31.7 million at June 30, 2005 as loan demand has remained strong and securities maturing, called or paying down have not been replaced. Union also sold $2 million of securities year to date to clean up small remaining balances on mortgage backed securities.

At December 31, 2004, the Company had only one adjustable rate mortgage backed security with a fair value of $29 thousand with an unrealized loss of less than $1 thousand that had existed for more than 12 months. That security was sold along with the small remaining balances of nine other mortgage backed securities in May of 2005 for a net gain on the 10 securities of $1 thousand.

At June 30, 2005, twenty-one securities with a fair value of $9.1 million or 28.7% of the portfolio have been in a loss position for more than twelve months with unrealized losses totaling $119 thousand. The primary factor causing these unrealized losses is the change in the interest rate environment over the past year especially in the near-term market. Management deems the unrealized losses on all these securities to be temporary since there are no credit quality issues and the Company has the ability to hold these securities, classified as available-for-sale, for the foreseeable future.

Deposits. The following table shows information concerning the Company's average deposits by account type, and the weighted average nominal rates at which interest was paid on such deposits for the periods ending June 30, 2005 and December 31, 2004:


                             Six Months Ended June 30,       Year Ended December 31,
                                       2005                             2004
                            --------------------------        -----------------------
                                              (dollars in thousands)
                                       Percent                           Percent
                            Average    Of Total    Average    Average    of Total    Average
                            Amount     Deposits      Rate     Amount     Deposits      Rate
                            -------    --------    -------    -------    --------    -------

Non-time deposits:
  Demand deposits           $ 50,050     16.6%                $ 49,638      16.6%
  NOW accounts                47,906     15.9%      0.48%       45,619      15.2%     0.41%
  Money Markets               60,710     20.2%      1.31%       64,668      21.6%     0.87%
  Savings                     49,146     16.3%      0.57%       47,225      15.7%     0.58%
                            --------    -----                 --------     -----
Total non-time deposits:     207,812     69.0%                 207,150      69.1%
                            --------    -----                 --------     -----

Time deposits:
  Less than $100,000          62,788     20.8%      2.07%       65,663      21.9%     2.00%
  $100,000 and over           30,607     10.2%      2.60%       26,993       9.0%     2.28%
                            --------    -----                 --------     -----
Total time deposits           93,395     31.0%                  92,656      30.9%
                            --------    -----                 --------     -----
Total deposits              $301,207    100.0%      1.13%     $299,806     100.0%     0.98%
                            ========    =====       ====      ========     =====      ====

The following table sets forth information regarding the amounts of the Company's time deposits in amounts of $100,000 or more at June 30, 2005 and December 31, 2004 that mature during the periods indicated:


                   June 30, 2005    December 31, 2004
                   -------------    -----------------
                         (dollars in thousands)

Within 3 months       $15,987            $ 8,149
3 to 6 months           6,536             11,717
6 to 12 months          3,529              6,298
Over 12 months          2,752              3,160
                      -------            -------
                      $28,804            $29,324
                      =======            =======

Borrowings. Borrowings from the Federal Home Loan Bank of Boston (FHLB) were $13.8 million at June 30, 2005, at a weighted average rate of 4.54%. Borrowings from the FHLB of Boston were $7.9 million at December 31, 2004, at a weighted average rate of 4.09%. The change between year end 2004 and the end of the second quarter of 2005 is a net increase of $5.9 million which was comprised of borrowing $7.9 million in long term amortizing advances to match fund new loans offset by $500 thousand in continuing paydowns on existing long-term amortizing advances and $1.5 million payoff of a short-term liquidity advance.

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

The Company's ALCO meets weekly to set loan and deposit rates, make investment decisions, monitor liquidity and evaluate the loan demand pipeline. Deposit runoff is monitored daily and loan prepayments evaluated monthly. The Company historically has maintained a substantial portion of its loan portfolio on a variable rate basis and plans to continue this Asset/Liability Management (ALM) strategy in the future. Portions of the variable rate loan portfolio have interest rate floors and caps which are taken into account by the Company's ALM modeling software to predict interest rate sensitivity, including prepayment risk. As of June 30, 2005 the investment portfolio was all classified as available-for-sale and the modified duration was relatively short. The Company does not utilize any derivative products or invest in any "high risk" instruments.

The Company's interest rate sensitivity analysis (simulation) as of December 2004 for a 75 basis point increase in the rate environment in 25 basis point increments (prime at December 31, 2004 was 5.25% and was 6.25% on June 30, 2005 but the 25 basis point move happened on the thirtieth of June so there would have been no impact until the July 2005) projected the following for the six months ended, June 30, 2005 compared to the actual results of:


                                 June 30, 2005
                       ---------------------------------
                                              Percentage
                       Projected    Actual    Difference
                       ---------    ------    ----------
                             (dollars in thousands)

Net Interest Income    $9,034       $8,607      (4.73)%
Net Income             $2,957       $2,828      (4.36)%
Return on Assets         1.68%        1.60%     (4.76)%
Return on Equity        14.19%       13.89%     (2.11)%

One of the reasons for the actual results being lower than projected is that the simulation model assumed the 25 basis point increases in prime would happen on February and March 1st, respectively while they actually happened on February 2nd, March 22nd, and May 3rd.

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

The Company generally requires collateral or other security to support financial instruments with credit risk. As of June 30, 2005 and December 31, 2004, the contract or notional amount of financial instruments whose contract or notional amount represents credit risk was as follows:


                                                                 June 30, 2005    December 31, 2004
                                                                 -------------    -----------------
                                                                       (dollars in thousands)

Commitments to originate loans                                      $16,402            $13,773
Unused lines of credit                                               26,701             31,908
Standby letters of credit                                               826              1,004
Credit Card arrangements                                              2,285              2,273
Equity investment commitments to housing limited partnerships           453              1,349
                                                                    -------            -------
      Total                                                         $46,671            $50,307
                                                                    =======            =======

Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the loan commitments are expected to expire without being drawn upon and not all credit lines will be utilized, the total commitment amounts do not necessarily represent future cash requirements.

The Company's contractual obligations at June 30, 2005 and December 31, 2004 were as follows:


                                                                 June 30, 2005    December 31, 2004
                                                                 -------------    -----------------
                                                                       (dollars in thousands)

Operating lease commitments                                         $    297           $    329
Maturities on borrowed funds                                          13,803              7,933
Deposits without stated maturity (1)                                 211,365            214,402
Certificates of deposit (1)                                           91,317             92,196
Pension plan contributions (2)                                           402                475
Deferred compensation payouts                                            736                927
Equity investment commitments in housing limited partnerships            748                  -
                                                                    --------           --------
      Total                                                         $318,668           $316,262
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

The Company prepares its interest rate sensitivity "gap" analysis by scheduling interest-earning assets and interest-bearing liabilities into periods based upon the next date on which such assets and liabilities could mature or reprice. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except that:

* adjustable-rate loans, investment securities, variable rate time deposits, and FHLB advances are included in the period when they are first scheduled to adjust and not in the period in which they mature;

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

The following table shows the Company's rate sensitivity analysis as of June 30, 2005:


                                                                         June 30, 2005
                                                                   Cumulative repriced within
                                              3 Months    4 to 12     1 to 3      3 to 5       Over
                                              or Less     Months      Years       Years       5 Years       Total
                                              --------    -------     ------      ------      -------       -----
                                                           (dollars in thousands, by repricing date)

Interest sensitive assets:
  Federal funds sold and
   overnight deposits                         $  3,948          -           -           -            -     $  3,948
  Interest bearing deposits in banks               199      2,170       2,862         885           99        6,215
  Investments securities available-for-
   sale (1)                                      2,355      4,845       9,218       7,362        6,692       30,472
  FHLB Stock                                         -          -           -           -        1,241        1,241
  Loans and loans held for sale (2)            116,971     67,705      62,162      30,868       14,477      292,183
                                              --------    -------    --------    --------    ---------     --------
      Total interest sensitive assets         $123,473    $74,720    $ 74,242    $ 39,115    $  22,509     $334,059
                                              ========    =======    ========    ========    =========     ========

Interest sensitive liabilities:
  Time deposits                               $ 32,444    $36,393    $ 20,019    $  2,461    $       -     $ 91,317
  Money markets                                 11,548          -           -           -       46,508       58,056
  Regular savings                               11,146          -           -           -       42,999       54,145
  NOW accounts                                  22,634          -           -           -       30,587       53,221
  Borrowed funds                                   273      2,431       3,701       1,414        5,984       13,803
                                              --------    -------    --------    --------    ---------     --------
      Total interest sensitive liabilities    $ 78,045    $38,824    $ 23,720    $  3,875    $ 126,078      270,542
                                              ========    =======    ========    ========    =========     ========

Net interest rate sensitivity gap             $ 45,428    $35,896    $ 50,522    $ 35,240    $(103,569)    $ 63,517
Cumulative net interest rate
 sensitivity gap                              $ 45,428    $81,324    $131,846    $167,086    $  63,517
Cumulative net interest rate
 sensitivity gap as a
 percentage of total assets                       12.6%      22.5%       36.5%       46.2%        17.6%
Cumulative net interest rate sensitivity
 gap as a percentage of total
 interest-sensitive assets                        13.6%      24.3%       39.5%       50.0%        19.0%
Cumulative net interest rate sensitivity
 gap as a percentage of total
 interest-sensitive liabilities                   16.8%      30.1%       48.7%       61.8%        23.5%

<F1>  Investment securities available-for-sale exclude marketable equity securities with a fair value of $1.2 million that may be sold by the Company at any time.
<F2>  Balances shown net of unearned income of $156 thousand.

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

The following chart reflects the cumulative results of the latest simulation analysis for the next twelve months on Net Interest Income, Net Income, Return on Assets, Return on Equity and Net Fair Value Ratio. The projection utilizes a rate shock of up 300 basis points and down 200 basis points from the current prime rate of 6.25%, this rise is the highest internal slope monitored and down 200 basis points was chosen as with the current relatively low level of interest rates the potential for interest-bearing deposit accounts to respond to further drops in projected rates is limited, therefore calculations for rate decreases greater than 200 basis points could have been misleading. This slope range was determined to be the most relevant during this economic cycle.

                           UNION BANKSHARES, INC.
                  INTEREST RATE SENSITIVITY ANALYSIS MATRIX
                                JUNE 30, 2005
                               (in thousands)
-----------------------------------------------------------------------------

                                                          Return    Return
                                                            on        on      Net Fair
12 Months    Prime    Net Interest    Change    Net       Assets    Equity      Value
  Ending     Rate        Income          %      Income       %         %        Ratio
---------    -----    ------------    ------    ------    ------    ------    --------

 June-06     9.25%       $21,223       16.82    $7,841    2.20      18.54     17.12
             6.25%        18,166        0.00     5,765    1.54      13.35     17.37
             4.25         16,050      (11.65)    4,328    1.07       9.51     17.22

The resulting projected cumulative effect of these estimates on Net Interest Income and the Net Fair Value Ratio for the twelve month period ending June 30, 2006 are within the approved ALCO guidelines. The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.

Liquidity. Managing liquidity risk is essential to maintaining both depositor confidence and stability in earnings. Liquidity is a measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to fund deposit withdrawals, repay borrowings, fund investment and lending activities, and for other general business purposes. The Company's principal sources of funds are deposits, amortization and prepayment of loans and securities, maturities of investment securities and other short-term investments, sales of securities and loans available-for-sale, earnings and funds provided from operations. Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities, reduces the Company's exposure to roll over risk on deposits and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments, unused lines of credit and requests for new loans. The Company's strategy is to fund assets, to the maximum extent possible, with core deposits that provide a sizable source of relatively stable and low-cost funds. For the quarter ended, June 30, 2005, the Company's ratio of average loans to average deposits was 94.0% compared to the prior year of 90.6%. The increase in the loan to deposit ratio between years was mainly funded by the decrease in Investment Securities available-for-sale and Due From Banks.

In addition, as Union Bank is a member of the FHLB of Boston, it has access to unused pre-approved lines of credit of $3.8 million or 1.1% of total assets. Union Bank maintains a $5 million pre-approved Federal Fund line of credit with an upstream correspondent bank and a repurchase agreement line with a selected brokerage house, there were no balances outstanding on either line at June 30, 2005.

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

The Company's management monitors current and projected cash flows and adjusts positions as necessary to maintain adequate levels of liquidity. Although approximately 74.7% of the Company's time deposits will mature within twelve months, management believes, based upon past experience, that Union Bank will retain a substantial portion of these deposits. Management will continue to offer a competitive but prudent pricing strategy to facilitate retention of such deposits. Any reduction in total deposits could be offset by purchases of federal funds, short-term FHLB of Boston borrowings, utilization of the repurchase agreement line, or liquidation of investment securities or loans available-for-sale. Such steps could result in an increase in the Company's cost of funds and adversely impact the net interest spread and margin. Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. However, any projections of future cash needs and flows are subject to substantial uncertainty. We continually evaluate opportunities to buy/sell securities and loans available-for-sale, obtain credit facilities from lenders, or restructure our debt for strategic reasons or to further strengthen our financial position.

Capital Resources. Capital management is designed to maintain an optimum level of capital in a cost-effective structure that meets target regulatory ratios; supports the internal assessment of economic capital; funds the Company's business strategies; and builds long-term stockholder value.

The total dollar value of the Company's stockholders' equity was $41.1 million at June 30, 2005 reflecting net income of $2.8 million for the first six months of 2005, less dividends paid of $4.0 million, and a reduction of $168 thousand in Accumulated Other Comprehensive Income compared to $42.4 million at year end 2004. The reduction in the capital between December 31, 2004 and June 30, 2005, was primarily a result of the special dividend of $0.40 per share that was paid in January 2005 totaling $1.8 million, which was in addition to the regular dividends of $0.24 or $1.1 million each that were paid in January and April of 2005. The special dividend was declared as the Company's primary capital ratio on December 31, 2004 approached 12%, 2004 earnings were better than anticipated, and the current tax treatment of dividends is beneficial to shareholders. Union Bankshares, Inc. has 5 million shares of $2.00 par value common stock authorized. As of June 30, 2005, the Company had 4,915,611 shares issued, of which 4,554,663 were outstanding and 360,948 were held in Treasury.

As of June 30, 2005, there were outstanding employee incentive stock options with respect to 12,575 shares of the Company's common stock, granted pursuant to Union Bankshare's 1998 Incentive Stock

Option Plan. All the options outstanding are currently exercisable but only 6,325 of those shares are "in the money". Of the 75,000 shares authorized for issuance under the 1998 Plan, 51,950 shares remain available for future option grants. During the second quarter of 2005, no incentive stock options granted pursuant to the 1998 plan were exercised.

Union Bankshares, and Union Bank Inc. are subject to various regulatory capital requirements administered by the federal banking agencies. Management believes, as of June 30, 2005 that both companies meet all capital adequacy requirements to which they are subject. As of June 30, 2005, the most recent calculation categorizes Union Bank as well capitalized under the regulatory framework for prompt corrective action. The prompt corrective action capital category framework applies to FDIC insured depository institutions such as Union but does not apply directly to bank holding companies such as the Company. To be categorized as well capitalized, Union Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since June 30, 2005 that management believes have changed either companies' category.

Union Bank's and the Company's actual capital amounts and ratios as of June 30, 2005 are presented in the table:


                                                                                       Minimums
                                                                                      To Be Well
                                                                  Minimums        Capitalized Under
                                                                For Capital       Prompt Corrective
                                               Actual           Requirements      Action Provisions
                                          ----------------    ----------------    -----------------
                                          Amount     Ratio    Amount     Ratio    Amount      Ratio
                                          ------     -----    ------     -----    ------      -----
                                                           (dollars in thousands)

Total capital to risk weighted assets
  Union Bank                              $43,663    17.6%    $19,847     8.0%    $11,277     10.0%
  Company                                  44,040    17.7%     19,905     8.0%        N/A      N/A
Tier I capital to risk weighted assets
  Union Bank                              $40,468    16.3%    $ 9,931     4.0%    $14,896      6.0%
  Company                                  40,845    16.4%      9,962     4.0%        N/A      N/A
Tier I capital to average assets
  Union Bank                              $40,468    11.4%    $14,199     4.0%    $17,749      5.0%
  Company                                  40,845    11.5%     14,207     4.0%        N/A      N/A

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information called for by this item is incorporated by reference in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "OTHER FINANCIAL CONSIDERATIONS" on pages 25 through 31 in this Form 10-Q.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting of shareholders on May 18, 2005. Of 4,554,663 shares outstanding on the record date of the meeting (April 1, 2005), 3,818,008 shares were represented in person or by proxy. The only matter voted on by the shareholders at the meeting was to fix the number of directors at eight and to elect the following individuals as directors for the ensuing year. The Board of Directors nominated businessman and former bank executive Steven J. Bourgeois to fill the vacancy created by the retirement of William T. Costa, Jr. who had reached the mandatory retirement age.


                           Votes        Votes       Votes        Broker
Nominees                    For       Withheld    Abstained    Non-votes
                           -----      --------    ---------    ---------

Cynthia D. Borck         3,815,889        600       1,519       -
Steven J. Bourgeois      3,807,739      8,750       1,519       -
Kenneth D. Gibbons       3,807,439      9,050       1,519       -
Franklin G. Hovey, II    3,815,564        925       1,519       -
Richard C. Marron        3,812,889      3,600       1,519       -
Robert P. Rollins        3,813,111      3,378       1,519       -
Richard C. Sargent       3,804,736     11,753       1,519       -
John H. Steel            3,816,489          -       1,519       -

Item 6.  Exhibits.

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

August 11, 2005                        Union Bankshares, Inc.

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