Form 10-Q
period 2005-09-30
UNION BANKSHARES INC
filed 2005-11-14
CIK 706863

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


             For the quarterly period ended: September 30, 2005

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

Indicate by a check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes         No    X
                                                 -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2005:
      Common Stock, $2 par value          4,557,663 shares

                           UNION BANKSHARES, INC.
                              TABLE OF CONTENTS


PART l      FINANCIAL INFORMATION


Item 1.  Financial Statements

Unaudited Consolidated Financial Statements
  Union Bankshares, Inc. and Subsidiary
    Consolidated Balance Sheets                                           3
    Consolidated Statements of Income                                     4
    Consolidated Statement of Changes in Stockholders' Equity             5
    Consolidated Statements of Cash Flows                                 6
Notes to Unaudited Consolidated Financial Statements                      8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       10
Item 3.  Quantitative and Qualitative Disclosures About Market Risk      32
Item 4.  Controls and Procedures                                         33

PART II     OTHER INFORMATION

Item 1.  Legal Proceedings                                               33
Item 6.  Exhibits                                                        33

Signatures                                                               33

Part l Financial Information

Item 1. Financial Statements

Union Bankshares, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)
(Dollars in Thousands)


                                                                 September 30,    December 31,
                                                                     2005             2004
                                                                     ----             ----

Assets:
  Cash and due from banks                                          $ 12,534         $ 16,930
  Federal funds sold and overnight deposits                           8,628            4,187
                                                                   --------         --------
      Cash and cash equivalents                                      21,162           21,117
  Interest bearing deposits in banks                                 12,079            7,509
  Investment securities available-for-sale                           34,945           40,966
  Loans held for sale                                                 7,287            8,814
  Loans                                                             289,885          271,421
    Allowance for loan losses                                        (3,023)          (3,067)
    Unearned net loan fees                                             (155)            (166)
                                                                   --------         --------
      Net loans                                                     286,707          268,188
                                                                   --------         --------
  Accrued interest receivable                                         1,733            1,528
  Premises and equipment, net                                         5,408            5,121
  Other assets                                                        7,671            6,286
                                                                   --------         --------

      Total assets                                                 $376,992         $359,529
                                                                   ========         ========

Liabilities and Stockholders' Equity:

Liabilities:
  Deposits:
    Non-interest bearing                                           $ 51,190         $ 57,221
    Interest bearing                                                266,716          249,377
                                                                   --------         --------
      Total deposits                                                317,906          306,598
    Borrowed funds                                                   13,539            7,934
    Accrued interest and other liabilities                            4,075            2,594
                                                                   --------         --------
      Total liabilities                                             335,520          317,126
                                                                   --------         --------

Commitments and Contingencies

Stockholders' Equity:
  Common stock, $2.00 par value; 5,000,000 shares authorized;
   4,915,611 shares issued at 9/30/05 and 12/31/04                    9,831            9,831
  Paid-in capital                                                       107              107
  Retained earnings                                                  33,030           33,810
  Treasury stock at cost; 360,948 shares at 9/30/05 and
   12/31/04                                                          (1,722)          (1,722)
  Accumulated other comprehensive income                                226              377
                                                                   --------         --------
      Total stockholders' equity                                     41,472           42,403
                                                                   --------         --------

      Total liabilities and stockholders' equity                   $376,992         $359,529
                                                                   ========         ========

See accompanying notes to the unaudited consolidated financial statements

Union Bankshares, Inc. and Subsidiary
Consolidated Statements of Income
(Unaudited)
(Dollars in Thousands except Per Share Data)


                                                             Three Months Ended         Nine Months Ended
                                                                September 30,             September 30,
                                                              2005         2004         2005         2004
                                                              ----         ----         ----         ----

Interest income:
  Interest and fees on loans                               $   5,241    $   4,523    $  14,793    $  13,172
  Interest on debt securities
    Taxable                                                      303          458          948        1,324
    Tax exempt                                                    45           54          145          161
  Dividends                                                       24           17           64           49
  Interest on federal funds sold and overnight deposits           98           11          135           24
  Interest on interest bearing deposits in banks                  71           53          185          155
                                                           ---------    ---------    ---------    ---------
      Total interest income                                    5,782        5,116       16,270       14,885
                                                           ---------    ---------    ---------    ---------

Interest expense:
  Interest on deposits                                         1,108          719        2,794        2,201
  Interest on borrowed funds                                     160           87          355          266
                                                           ---------    ---------    ---------    ---------
      Total interest expense                                   1,268          806        3,149        2,467
                                                           ---------    ---------    ---------    ---------

      Net interest income                                      4,514        4,310       13,121       12,418

Provision for loan losses                                          -           30            -           30
                                                           ---------    ---------    ---------    ---------

      Net interest income after provision for loan losses      4,514        4,280       13,121       12,388
                                                           ---------    ---------    ---------    ---------

Noninterest income:
  Trust income                                                    67           57          196          148
  Service fees                                                   756          718        2,159        2,074
  Net gains on sales of investment securities                      -            -            1           25
  Net gains on sales of loans held for sale                       48           62          167          296
  Other income                                                    29           45          170          171
                                                           ---------    ---------    ---------    ---------
      Total noninterest income                                   900          882        2,693        2,714
                                                           ---------    ---------    ---------    ---------

Noninterest expenses:
  Salaries and wages                                           1,444        1,358        4,229        4,079
  Pension and employee benefits                                  497          408        1,532        1,534
  Occupancy expense, net                                         190          174          592          555
  Equipment expense                                              277          250          789          691
  Other expenses                                                 944          832        2,668        2,488
                                                           ---------    ---------    ---------    ---------
      Total noninterest expense                                3,352        3,022        9,810        9,347
                                                           ---------    ---------    ---------    ---------

  Income before provision for income taxes                     2,062        2,140        6,004        5,755

Provision for income taxes                                       568          641        1,682        1,677
                                                           ---------    ---------    ---------    ---------

  Net income                                               $   1,494    $   1,499    $   4,322    $   4,078
                                                           =========    =========    =========    =========

Earnings per common share                                  $    0.33    $    0.33    $    0.95    $    0.90
                                                           =========    =========    =========    =========

Weighted average number of common
 shares outstanding                                        4,554,663    4,551,171    4,554,663    4,550,738
                                                           =========    =========    =========    =========

Dividends per common share                                 $    0.24    $    0.22    $    1.12    $    0.66
                                                           =========    =========    =========    =========

See accompanying notes to the unaudited consolidated financial statements

Union Bankshares, Inc. and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)
(Dollars in Thousands)


                                                  Common Stock
                                               ------------------                                    Accumulated
                                                Shares,                                                 other           Total
                                                net of              Paid-in   Retained   Treasury   comprehensive   stockholders'
                                               Treasury    Amount   capital   earnings    stock     income (loss)       equity
                                               --------    ------   -------   --------   --------   -------------   -------------

Balances, December 31, 2004                    4,554,663   $9,831    $107     $33,810    $(1,722)       $377           $42,403
                                                                                                                       -------

Comprehensive income:
  Net income                                           -        -       -       4,322          -           -             4,322
  Change in net unrealized gain (loss) on
   investment securities available-for-sale,
   net of reclassification adjustment and
   tax effects                                         -        -       -           -          -        (151)             (151)
                                                                                                                       -------

  Total comprehensive income                                                                                             4,171
                                                                                                                       -------

Cash dividends declared
 ($1.12 per share)                                     -        -       -      (5,102)         -           -            (5,102)
                                               ---------   ------    ----     -------    -------        ----           -------
Balances, September 30, 2005                   4,554,663   $9,831    $107     $33,030    $(1,722)       $226           $41,472
                                               =========   ======    ====     =======    =======        ====           =======

See accompanying notes to the unaudited consolidated financial statements

Union Bankshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)


                                                                     Nine Months Ended
                                                              ------------------------------
(Dollars in Thousands)                                        September 30,    September 30,
                                                                   2005             2004
                                                                   ----             ----

Cash Flows From Operating Activities
  Net Income                                                    $  4,322         $  4,078
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation                                                     588              516
    Provision for loan losses                                         --               30
    (Credit) provision for deferred income taxes                    (212)             193
    Net amortization on investment securities                        112              165
    Equity in losses of limited partnerships                         156              107
    Write-downs of impaired assets                                    --               42
    (Decrease) increase in unamortized loan fees                     (11)               3
    Proceeds from sales of loans held for sale                    13,810           19,436
    Originations of loans held for sale                          (12,116)         (10,181)
    Net gain on sales of investment securities                        (1)             (25)
    Net gain on sales of loans held for sale                        (167)            (296)
    Net gain on sales of other real estate owned                      (1)              (1)
    Net gain on disposals of premises and equipment                   (2)              (7)
    (Increase) decrease in accrued interest receivable              (205)              23
    (Increase) decrease in other assets                             (114)             213
    Decrease in income taxes                                        (105)             (91)
    Increase (decrease) in accrued interest payable                   89              (84)
    Increase in other liabilities                                    749              233
                                                                --------         --------
      Net cash provided by operating activities                    6,892           14,354
                                                                --------         --------

Cash Flows From Investing Activities
  Interest bearing deposits in banks
    Maturities and redemptions                                     1,581            2,088
    Purchases                                                     (6,151)          (2,477)
  Investment securities available-for-sale
    Sales                                                          1,994              529
    Maturities, calls and paydowns                                11,297           11,340
    Purchases                                                     (7,611)         (10,008)
  Increase in loans, net                                         (18,807)         (22,376)
  Recoveries of loans charged off                                     43              109
  Purchases of premises and equipment                               (875)          (1,022)
  Investments in limited partnerships                               (142)               -
  Proceeds from sales of premises and equipment                        2               14
  Proceeds from sales of other real estate owned                      --               11
  Proceeds from sales of repossessed property                         11                -
                                                                --------         --------
      Net cash used in investing activities                      (18,658)         (21,792)
                                                                --------         --------





                                                                     Nine Months Ended
                                                              ------------------------------
(Dollars in Thousands)                                        September 30,    September 30,
                                                                   2005             2004
                                                                   ----             ----

Cash Flows From Financing Activities
  (Decrease) increase in borrowings outstanding, net               5,605             (483)
  Proceeds from exercise of stock options                              -               13
  Net increase (decrease) in non-interest bearing deposits        (6,031)           7,651
  Net increase (decrease) in interest bearing deposits            17,339           (4,311)
  Dividends paid                                                  (5,102)          (3,003)
                                                                --------         --------

      Net cash provided by (used in) financing activities         11,811             (133)
                                                                --------         --------

      Change in cash and cash equivalents                       $     45         $ (7,571)
Cash and cash equivalents
  Beginning                                                     $ 21,117         $ 24,540
                                                                --------         --------

  Ending                                                        $ 21,162         $ 16,969
                                                                ========         ========

Supplemental Disclosures of Cash Flow Information:
  Interest paid                                                 $  3,061         $  2,551
                                                                ========         ========

  Income taxes paid                                             $  1,001         $  1,575
                                                                ========         ========

Supplemental Schedule of Noncash Investing and
 Financing Activities:

  Other real estate acquired in settlement of loans             $    244         $    200
                                                                ========         ========

  Repossessed property acquired in settlement of loans          $     12         $      9
                                                                ========         ========

  Investment in limited partnerships acquired by
   capital contributions payable                                $   (748)        $      -
                                                                ========         ========

  Total change in net unrealized gain on investment
   securities available-for-sale                                $   (230)        $   (303)
                                                                ========         ========

See accompanying notes to the unaudited consolidated financial statements

                           UNION BANKSHARES, INC.
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS:

Note 1.  Basis of Presentation
The accompanying interim unaudited consolidated financial statements of Union Bankshares, Inc. (the Company) for the interim periods ended September 30, 2005 and 2004, and for the quarters then ended have been prepared in conformity with U.S. generally accepted accounting principles
(GAAP), general practices within the banking industry, and the accounting policies described in the Company's Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of the Company's management, all adjustments, consisting only of normal recurring adjustments, and disclosures necessary for a fair presentation of the information contained herein have been made. This information should be read in conjunction with the Company's 2004 Annual Report to Shareholders, 2004 Annual Report on Form 10-K, and current reports on Form 8-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ended December 31, 2005, or any other interim period.

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

Note 3.  Per Share Information
Earnings per common share amounts are computed based on the weighted average number of shares of common stock outstanding during the period and reduced for shares held in treasury. The assumed conversion of available stock options does not result in material dilution. In addition to regular quarterly cash dividends per share dividend information a special one-time cash dividend of $0.40 per share declared and paid in January 2005 and funded by available cash resources.

Note 4.  New Accounting Pronouncements
On June 1, 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections, a replacement of Accounting Principles Board
(APB) Opinion No. 20 and FASB Statement No. 3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effects of the change. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 improves financial reporting because its requirements enhance the consistency of financial information between periods. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005, with early adoption permitted. The Company has adopted SFAS No. 154, which has had no impact on the Company's financial position or results of operations.

On March 29, 2005, the Securities and Exchange Commission (SEC) issued SEC Staff Accounting Bulletin (SAB) No. 107 - Interaction of SFAS No. 123R, Share-Based Payment and certain SEC rules and regulations. SAB No. 107 provides guidance from the SEC staff related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R, and disclosures in Management's Discussion and Analysis ("MD&A") subsequent to adoption of SFAS 123R. SFAS 123R, issued in December 2004, is effective beginning January 1, 2006, and will require the Company to expense share-based payments under the "modified prospective" method. Under this method, compensation expense is recognized at the time of the grant for all share-based payments granted after January 1, 2006, and also for all awards granted prior to January 1, 2006 that remain unvested on the effective date. The Company has no unvested share-based payments as of September 30, 2005. As of such date, the Company had not adopted the transitional provisions of SFAS No. 123, but had continued to account for its stock option plan in accordance with the provisions of APB Opinion No. 25. The Company does not expect that the adoption of SFAS No. 123R will have a significant impact on its results of operations or financial position but management is still in the process of analyzing the future cost of stock options under the revised statement and the required disclosure requirements of SAB 107.

Note 5.  Stock Option Plan
The Company has a stock option plan and continues to apply the intrinsic value based method of accounting in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations (see
Note 4). No stock-based employee compensation cost is reflected in net income, as all stock options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation costs been determined on the basis of fair value pursuant to FASB Statement No. 123, "Accounting for Stock-Based Compensation", the effects on net income and earnings per common share for the three and nine months ended September 30, 2005 and 2004, would have approximated:


                                                        Three Months Ended         Nine Months Ended
                                                      ----------------------    ----------------------
                                                          2005         2004         2005         2004
                                                          ----         ----         ----         ----
                                                      (dollars in thousands)    (dollars in thousands)

Net income as reported                                   $1,494    $1,499          $4,322       $4,078
Deduct: Total stock-based compensation
 expense determined under fair value based
 method for all awards, net of related tax effects            -        (5)              -          (14)
                                                         ------    ------          ------       ------
Pro forma net income                                     $1,494    $1,494          $4,322       $4,064
                                                         ======    ======          ======       ======

Earnings per common share:
As reported                                              $ 0.33    $ 0.33          $ 0.95       $ 0.90
Pro forma                                                $ 0.33    $ 0.33          $ 0.95       $ 0.89

Note 6.  Defined Benefit Pension Plan
Union Bank (Union), the Company's bank subsidiary sponsors a non-contributory defined benefit pension plan covering all eligible employees. The plan provides defined benefits based on years of service and final average salary.

Net periodic pension benefit cost for the three and nine months ended September 30, 2005 and 2004, consisted of the following components:


                                                 Three Months Ended    Nine Months Ended
                                                 ------------------    -----------------
                                                   2005     2004         2005     2004
                                                   ----     ----         ----     ----
                                                          (dollars in thousands)

Service cost                                       $116     $102         $348     $306
Interest cost on projected benefit obligation       120      109          362      327
Expected return on plan assets                     (107)     (90)        (321)    (271)
Amortization of prior service cost                    1        2            5        5
Amortization of net loss                             15       20           45       61
                                                   ----     ----         ----     ----
Net periodic benefit cost                          $145     $143         $439     $428
                                                   ====     ====         ====     ====

Note 7.  Other Comprehensive Income
The components of other comprehensive income (loss) and related tax effects for the three and nine month periods ended September 30, 2005 and 2004 are as follows:


                                                             Three Months Ended    Nine Months Ended
                                                             ------------------    -----------------
                                                               September 30,         September 30,
                                                               -------------         -------------
                                                               2005     2004        2005       2004
                                                               ----     ----        ----       ----
                                                                     (dollars in thousands)

Unrealized holding gains (losses) on investment
 securities available-for-sale                                 $26      $ 586      $(228)     $(319)
Reclassification adjustment for gains realized in income         -          -         (1)       (25)
Reclassification adjustment for losses recognized in
 income on impaired investment securities                        -          -          -         41
                                                               ---      -----      -----      -----
Net unrealized gains (losses)                                   26        586       (229)      (303)
Tax effect                                                      (9)      (199)        78        103
                                                               ---      -----      -----      -----
Net of tax amount                                              $17      $ 387      $(151)     $(200)
                                                               ===      =====      =====      =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

                                   GENERAL

The following discussion and analysis by management focuses on those factors that had a material effect on Union Bankshares, Inc.'s (the Company's) financial position as of September 30, 2005, and as of December 31, 2004, and its results of operations for the three and nine months ended September 30, 2005 and 2004. This discussion is being presented to provide a narrative explanation of the financial statements and should be read in conjunction with the financial statements and related notes and with other financial data appearing elsewhere in this filing. In the opinion of Company's management, the interim unaudited data reflects all adjustments, consisting only of normal recurring adjustments, and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim period. Management is not aware of the occurrence of any events after September 30, 2005, which would materially affect the information presented.

             CAUTIONARY ADVICE ABOUT FORWARD LOOKING STATEMENTS

The Company may from time to time make written or oral statements that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include financial projections, statements of plans and objectives for future operations, estimates of future economic performance and assumptions relating thereto. The Company may include forward-looking statements in its filings with the Securities and Exchange Commission (SEC), in its reports to stockholders, including this Quarterly Report, in other written materials, and in statements made by senior management to analysts, rating agencies, institutional investors, representatives of the media and others.

Forward-looking statements reflect management's current expectations and are subject to uncertainties, both general and specific, and risk exists that those predictions, forecasts, projections and other estimates contained in forward-looking statements will not be achieved. Also, when any of the words "believes," "expects," "anticipates," "intends," "plans," "seeks," "estimates", or similar expressions are used, forward-looking statements are being made. Many possible events or factors, including those beyond the control of management, could affect the future financial results and performance of the Company. This could cause results or performance to differ materially from those expressed in forward-looking statements. The possible events or factors that might affect forward-looking statements include, but are not limited to, the following:
*     uses of and changes in monetary, fiscal, and tax policy by various governments;
* political, legislative, or regulatory developments in Vermont, New Hampshire, or the United States including changes in laws concerning accounting, taxes, banking, and other aspects of the financial services industry;
* developments in general economic or business conditions nationally or in Vermont and northern New Hampshire, including interest rate fluctuations, market fluctuations and perceptions, job creation and unemployment rates, ability to attract new business, and inflation and their effect on the Company or its customers;
* developments in economic or business conditions in the Canadian province of Quebec which borders the Company's market area including fluctuations in the value of the U.S. or Canadian dollar;
* changes in the competitive environment for financial services organizations, including increased competition from tax-advantaged credit unions;
*     the Company's ability to retain key personnel;
* changes in technology including demands for greater automation which could present operational issues or significant capital outlays;
* acts or threats of terrorism or war and actions taken by the United States or other governments that might adversely affect business or economic conditions for the Company or its customers;
* adverse changes in the securities market which could adversely affect the value of the Company's stock;
* unanticipated lower revenues, loss of customers or business, or higher operating expenses;
* the failure of assumptions underlying the establishment of the allowance for loan losses, estimations of values of collateral, various financial assets and liabilities;
* the amount that we invest in new business opportunities and the timing of these investments;
* the failure of actuarial, investment, work force, salary and other assumptions underlying the establishment of reserves for future pension costs;
* future cash requirements might be higher than anticipated due to loan commitments, unused lines of credit being drawn upon, or depositors withdrawing their funds;
* assumptions made regarding interest rate movement and sensitivity could vary substantially if actual experience differs from historical experience which could adversely affect the Company's results of operations; and
* the creditworthiness of current loan customers is different from our understanding or changes dramatically, and therefore the allowance for loan losses becomes inadequate.

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

The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements. In estimating the allowance for loan losses, management utilizes historical experience as well as other factors including the effect of changes in the local real estate market on collateral values, the effect on the loan portfolio of current economic indicators and their probable impact on borrowers and changes in delinquent, nonperforming or impaired loans. Changes in these factors may cause management's estimate of the allowance for loan losses to increase or decrease and result in adjustments to the Company's provision for loan losses in future periods. The Company has other key accounting policies that are significant to understanding the results, which involve the use of estimates, judgments, and assumptions. These include the liability accrual for the defined benefit pension plan, valuation of deferred tax assets and analysis of potential impairment of investment securities.
For additional information see FINANCIAL CONDITION - Allowance for Loan Losses below. Although management believes that its estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

                                  OVERVIEW

The Company's net income was $1.494 million for the quarter ended September 30, 2005, compared with net income of $1.499 million for the third quarter of 2004, or a 0.3% decrease between years. The increase in net interest income of $204 thousand between quarters was offset by the increase in noninterest expenses. For additional information see quarterly results analysis beginning on page 16. The Company's net income was $4.322 million for the nine months ended September 30, 2005, compared with net income of $4.078 million for the same period in 2004, or a 6.0% increase between years. A quarterly cash dividend of $0.24 per share was declared and paid in July 2005, in addition to quarterly cash dividends of $0.24 per share declared and paid in January and April 2005. Also a special cash dividend of $0.40 per share was declared and paid in January 2005 as the Company's primary capital ratio approached 12%, on December 31, 2004, 2004 earnings were better than anticipated, and the current tax treatment of dividends was beneficial to shareholders. The Company remained well capitalized after payment of the regular and special dividends.

The Company's total assets increased from $359 million at December 31, 2004, to $377 million at September 30, 2005, an increase of 4.9%. Loans and loans held for sale increased $16.9 million reflecting the continuing high demand for loans despite the rising interest rates. Investment securities available-for-sale decreased $6.0 million of which $4.6 million was reinvested in FDIC insured interest bearing deposits in banks where there is no credit risk and the yields obtained have been favorable. The remainder of the funds were utilized to fund loan demand. The increase in loans was also funded by an increase in borrowings of $5.6 million and an increase in deposits of $11.3 million.

The following per share information and key ratios depict several measurements of performance or financial condition for or at the three and nine months ending September 30, 2005 and 2004, respectively:


                                                      Quarter Ended                                Year-to-Date
                                         ----------------------------------------    ----------------------------------------
                                         September 30, 2005    September 30, 2004    September 30, 2005    September 30, 2004
                                         ------------------    ------------------    ------------------    ------------------

Return on average assets (ROA) (1)              1.60%                 1.69%                 1.60%                 1.55%
Return on average equity (ROE) (1)             14.57%                14.47%                14.12%                13.26%
Net interest margin (1)(2)                      5.26%                 5.30%                 5.30%                 5.19%
Efficiency ratio (3)                           61.91%                57.48%                62.03%                61.15%
Net interest spread (4)                         4.91%                 5.03%                 4.98%                 4.94%
Loan to deposit ratio                          93.48%                92.28%                93.48%                92.28%
Net loan charge-offs to average loans           0.00%                 0.00%                 0.02%                 0.00%
Allowance for loan losses to loans              1.04%                 1.12%                 1.04%                 1.12%
Non-performing assets to total assets           1.00%                 0.07%                 1.00%                 0.07%
Equity to assets                               11.00%                11.62%                11.00%                11.62%
Total capital to risk assets                   17.32%                18.12%                17.32%                18.12%
Book value per share                            $9.11                 $9.20                 $9.11                 $9.20
Earnings per share                              $0.33                 $0.33                 $0.95                 $0.90
Dividends paid per share                        $0.24                 $0.22                 $1.12                 $0.66
Dividend payout ratio (5)                       72.73%                66.78%               117.89%                73.64%

--------------------
<F1>  Annualized
<F2>  The ratio of tax equivalent net interest income to average earning assets.
<F3>  The ratio of noninterest expense to net interest income and noninterest income excluding securities gains and losses.
<F4>  The difference between the average rate earned on assets minus the average rate paid on liabilities.
<F5>  Cash dividends declared and paid per share divided by consolidated net income per share.

The prime interest rate rose six times during the first nine months of 2005 and twice during the fourth quarter of 2004 by 25 basis points each time, to stand at 6.75% as of September 30, 2005 from its 4.75% level as of September 30, 2004. This is the highest the prime rate had been since August, 2001. The prime rate was static at 4% for the first six months of 2004, and rose three times, by 25 basis points each time during the third quarter of 2004, to 4.75% as of September 30, 2004. The rise in the prime rate is partially responsible for the 11 basis point increase in the Company's Net Interest Margin year over year, as variable rate loans have reacted more fully and quickly than core deposit rates to the increases in the prime rate.

                            RESULTS OF OPERATIONS

Net Interest Income. The largest component of the Company's operating income is net interest income, which is the difference between interest and dividend income received from interest-earning assets and the interest expense paid on interest-bearing liabilities. The Company's net interest income increased $204 thousand, or 4.73%, to $4.51 million for the three months ended September 30, 2005, from $4.31 million for the three months ended September 30, 2004. The net interest spread decreased 12 basis points to 4.91% for the three months ended September 30, 2005, from 5.03% for the three months ended September 30, 2004, as interest rates paid on liabilities and earned on assets both moved upward in response to the increases in the prime rate, but as the yield curve continued to flatten, the interest rates on short term and nonmaturity deposits moved up more quickly. The net interest margin for the third quarter of 2005 decreased
4 basis points to 5.26% from the 2004 period at 5.30% reflecting a rising rate environment in which interest rates paid on liabilities rose at a faster pace than interest rates earned on assets. For the first nine months of 2005, net interest income increased $703 thousand, or 5.66%, to $13.12 million, from $12.42 million for the year earlier period. The net interest spread increased 4 basis points to 4.98% for the first nine months of 2005 compared to 4.94% for the first nine months of 2004. The net interest margin increased 11 basis points to 5.30% for the first nine months of 2005 compared to 5.19% for the same period in 2004. A decrease in prime rate would not necessarily be beneficial to the Company in the near term, see "OTHER FINANCIAL CONSIDERATIONS - Market Risk and Asset and Liability Management."

Yields Earned and Rates Paid. The following table shows, for the periods indicated, the total amount of income recorded from interest-earning assets, and the related average yields, the interest expense associated with interest-bearing liabilities, expressed in dollars and average rates, and the relative net interest spread and net interest margin. All yield and rate information is calculated on an annualized tax equivalent basis. Yield and rate information for a period is average information for the period, and is calculated by dividing the annualized income or expense item for the period by the average balance of the appropriate balance sheet item during the period. Net interest margin is annualized tax equivalent net interest income divided by average interest-earning assets. Nonaccrual loans are included in asset balances for the appropriate periods, but recognition of interest on such loans is discontinued and any remaining accrued interest receivable is reversed in conformity with federal regulations. The yields, net interest spreads, and net interest margins appearing in the following table have been calculated on a pre-tax basis:


                                                              Three months ended September 30,
                                                          2005                               2004
                                                         Interest    Average                Interest    Average
                                             Average     Earned/     Yield/     Average     Earned/     Yield/
                                             Balance       Paid       Rate      Balance       Paid       Rate
                                             -------     --------    -------    -------     --------    -------
                                                                   (dollars in thousands)

Average Assets
  Federal funds sold and
   overnight deposits                        $ 11,301     $   98      3.40%     $  3,418     $   11      1.27%
  Interest bearing deposits in banks            8,095         71      3.51%        6,703         53      3.15%
  Investment securities (1), (2)               32,602        359      4.66%       43,336        521      5.02%
  Loans, net (1), (3)                         293,794      5,241      7.17%      273,059      4,523      6.63%
  FHLB of Boston stock                          1,241         13      4.15%        1,241          8      2.49%
                                             --------     ------      ----      --------     ------      ----
Total interest-earning assets (1)             347,033      5,782      6.71%      327,757      5,116      6.27%

Cash and due from banks                        12,096                             12,696
Premises and equipment                          5,400                              4,965
Other assets                                    8,247                              7,389
                                             --------                           --------
      Total assets                           $372,776                           $352,807
                                             ========                           ========

Average Liabilities and
 Stockholders' Equity:
  NOW accounts                               $ 53,831     $   67      0.50%     $ 44,883     $   45      0.40%
  Savings/money market accounts               110,678        382      1.37%      112,153        206      0.73%
  Time deposits                               100,992        659      2.59%       90,866        468      2.04%
  Borrowed funds                               13,686        160      4.58%        9,391         87      3.63%
                                             --------     ------      ----      --------     ------      ----
      Total interest-bearing liabilities      279,187      1,268      1.80%      257,293        806      1.24%

Non-interest bearing deposits                  48,436                             50,961
Other liabilities                               4,136                              3,353
      Total liabilities                       331,759                            311,607

Stockholders' equity                           41,017                             41,200
                                             --------                           --------
      Total liabilities and
       stockholders' equity                  $372,776                           $352,807
                                             ========                           ========

Net interest income                                       $4,514                             $4,310
                                                          ======                             ======

Net interest spread (1)                                               4.91%                              5.03%
                                                                      ====                               ====

Net interest margin (1)                                               5.26%                              5.30%
                                                                      ====                               ====

--------------------
<F1>  Average yield reported on a tax-equivalent basis.
<F2>  Average balances of investment securities are calculated on the amortized cost basis.
<F3>  Includes loans held for sale and is net of unearned income and allowance for loan losses.

                                                              Nine months ended September 30,
                                                          2005                               2004
                                                         Interest    Average                Interest    Average
                                             Average     Earned/     Yield/     Average     Earned/     Yield/
                                             Balance       Paid       Rate      Balance       Paid       Rate
                                             -------     --------    -------    -------     --------    -------
                                                                   (dollars in thousands)

Average Assets:
  Federal funds sold and
   overnight deposits                        $  5,629    $   135      3.16%     $  3,387    $    24      0.92%
  Interest bearing deposits in banks            7,349        185      3.37%        6,622        155      3.11%
  Investment securities (1), (2)               35,531      1,121      4.46%       43,450      1,511      4.85%
  Loans, net (1), (3)                         285,012     14,793      6.98%      269,048     13,172      6.58%
  FHLB of Boston Stock                          1,241         36      3.86%        1,241         23      2.47%
                                             --------    -------      ----      --------    -------      ----
Total interest-earning assets (1)             334,762     16,270      6.56%      323,748     14,885      6.20%

Cash and due from banks                        12,819                             15,240
Premises and equipment                          5,332                              4,790
Other assets                                    7,726                              7,523
                                             --------                           --------
      Total assets                           $360,639                           $351,301
                                             ========                           ========

Average Liabilities and
 Stockholder's Equity:
  Now accounts                               $ 49,903    $   181      0.49%     $ 44,422    $   133      0.40%
  Savings/money market accounts               110,133        917      1.11%      111,625        619      0.74%
  Time deposits                                95,955      1,696      2.36%       93,350      1,449      2.07%
  Borrowed funds                               10,573        355      4.43%        9,742        266      3.59%
                                             --------    -------      ----      --------    -------      ----
      Total interest-bearing liabilities      266,564      3,149      1.58%      259,139      2,467      1.27%

Non-interest bearing deposits                  49,526                             47,855
Other liabilities                               3,750                              3,221
                                             --------                           --------
      Total liabilities                       319,840                            310,215

Stockholder's equity                           40,799                             41,086
                                             --------                           --------

      Total liabilities and
       stockholders' equity                  $360,639                           $351,301
                                             ========                           ========

Net interest income                                      $13,121                            $12,418
                                                         =======                            =======

Net interest spread (1)                                               4.98%                              4.94%
                                                                      ====                               ====

Net interest margin (1)                                               5.30%                              5.19%
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

Changes attributable to both rate and volume, including the extra day in 2004 due to leap year, have been allocated proportionately to the change due to volume and the change due to rate.


                                                Three Months Ended September 30, 2005
                                                             Compared to
                                                Three Months Ended September 30, 2004
                                                Increase/(Decrease) Due to Change In
                                                -------------------------------------
                                                    Volume       Rate        Net
                                                    ------       ----        ---
                                                       (dollars in thousands)

Interest-earning assets:
  Federal funds sold and overnight deposits         $  50        $ 37       $  87
  Interest bearing deposits in banks                   12           6          18
  Investment securities                              (125)        (37)       (162)
  Loans, net                                          349         369         718
  FHLB of Boston stock                                  0           5           5
                                                    -----        ----       -----
      Total interest-earning assets                   286         380         666

Interest-bearing liabilities:
  NOW accounts                                         10          12          22
  Savings/money market accounts                        (3)        179         176
  Time deposits                                        56         135         191
  Borrowed funds                                       47          26          73
                                                    -----        ----       -----
      Total interest-bearing liabilities              110         352         462
                                                    -----        ----       -----
Net change in net interest income                   $ 176        $ 28       $ 204
                                                    =====        ====       =====

                                                Nine Months Ended September 30, 2005
                                                            Compared to
                                                Nine Months Ended September 30, 2004
                                                Increase/(Decrease) Due to Change In
                                                ------------------------------------
                                                  Volume       Rate          Net
                                                  ------       ----          ---
                                                       (dollars in thousands)

Interest-earning assets:
  Federal funds sold and overnight deposits       $  24        $  87        $  111
  Interest bearing deposits in banks                 17           13            30
  Investment securities                            (271)        (119)         (390)
  Loans, net                                        801          820         1,621
  FHLB of Boston stock                               --           13            13
                                                  -----        -----        ------
      Total interest-earning assets                 571          814         1,385

Interest-bearing liabilities:
  NOW accounts                                       17           31            48
  Saving/money market accounts                       (8)         306           298
  Time deposits                                      40          207           247
  Borrowed funds                                     23           66            89
                                                  -----        -----        ------
      Total interest-bearing liabilities             72          610           682
                                                  -----        -----        ------
Net change in net interest income                 $ 499        $ 204        $  703
                                                  =====        =====        ======

Quarter Ended September 30, 2005, compared to Quarter Ended September 30,
2004.

Interest and Dividend Income. The Company's interest and dividend income increased $666 thousand, or 13.02%, to $5.78 million for the three months ended September 30, 2005, from $5.12 million for the three months ended September 30, 2004, with average earning assets increasing $19.3 million, or 5.9%, to $347.0 million for the three months ended September 30, 2005, from $327.8 million for the three months ended September 30, 2004. The increase in interest income resulting from the rise in average earning assets was augmented by the higher rates earned on the majority of these assets in 2005 versus 2004. Average loans approximated $293.8 million at an average yield of 7.17% for the three months ended September 30, 2005, up from $273.1 million at an average yield of 6.63% for the three months ended September 30, 2004, or a 7.6% increase in volume and a 54 basis point increase in yield. The strongest growth between the two years was in the commercial real estate market where new loan volume was strong due to relatively low long-term market interest rates, positive local economic trends and opportunities brought about by further consolidation in the banking industry. Quarterly average loans secured by real estate increased $15.7 million, or 6.9%, to $242.3 million for the third quarter of 2005, from $226.6 million for the third quarter of 2004. This increase was the result of strong demand for residential and commercial real estate in the Company's market including the Company's increase presence in Franklin and Chittenden Counties in Vermont resulting from the opening of a loan production office in St. Albans, Vermont, during the first quarter of 2005. This demand was influenced in part by low long-term interest rates, and high demand and prices in the Chittenden County, Vermont, market, which is contiguous to the Company's and is fueling growth in the Company's market. This demand was also influenced by continued consolidation in the banking industry, which has given Union Bank the opportunity to establish relationships with customers that choose to do business with community banks. Municipal loans decreased $1.9 million, or 8.9%, to an average of $19.7 million in 2005 from an average of $21.6 million in 2004. Average commercial loans increased $3.3 million, or 14.6%, to $25.8 million for 2005 compared to $22.5 million for 2004, due primarily to the addition of one large commercial relationship in 2005.

The average balance of investments (including mortgage-backed securities) decreased $10.7 million or 24.8% to $32.6 million for the three months ended September 30, 2005, from $43.3 million for the three months ended September 30, 2004. The decrease in the investment portfolio in 2005 reflects the continuing growth in the loan portfolio as well as redirecting some of the maturing cash flow into interest bearing deposits in banks. The average level of federal funds sold and overnight deposits increased $7.9 million, or 230.6%, to $11.3 million for the three months ended September 30, 2005, from $3.4 million for the three months ended September 30, 2004, as Union Bank managed cash flow and liquidity during the third quarter and took advantage of the rapid increase in short term interest rates during that period. Interest income from non-loan instruments was $541 thousand for the third quarter of 2005 and $593 thousand for the same period of 2004, reflecting the overall increase in yields offset by the overall decrease in volume.

Interest Expense. The Company's interest expense increased $462 thousand, or 57.3%, to $1.3 million for the three months ended September 30, 2005, from $806 thousand for the three months ended September 30, 2004. Average interest-bearing liabilities increased $21.9 million, or 8.5%, to $279.2 million for the three months ended September 30, 2005, from $257.3 million for the three months ended September 30, 2004 and the average rate paid increase 56 basis points to 1.80% from 1.24% for the three months ended September 30, 2005 and 2004, respectively. Average time deposits were $101.0 million for the three months ended September 30, 2005, and $90.9 million for the three months ended September 30, 2004, or an increase of 11.1%. The average rate paid on time deposits increased 55 basis points, to 2.59% from 2.04% for the three monts ended September 30, 2005 and 2004, respectively. The average balances for money market and savings accounts decreased $1.5 million, or 1.3%, to $110.7 million for the three months ended September 30, 2005, from $112.2 million for the three months ended September 30, 2004.
An $8.9 million, or 19.9%, increase in NOW accounts brought the average balance up to $53.8 million from $44.9 million. The period over period increase in NOW accounts reflects changes made earlier in 2005 to the Company's deposit product offerings. During the second quarter of 2005, as part of the new deposit product launch, some legacy account products that did not pay interest were converted to new deposit products that pay interest. The account conversions resulted in the transfer of over $6.0 million from demand deposits to interest bearing checking account (NOW's) products.

The average balance of funds borrowed increased from $9.4 million for the three months ended September 30, 2004, to $13.7 million for the three months September 30, 2005, while the average rate paid on those funds rose from 3.63% to 4.58% between years.

Noninterest Income. The Company's noninterest income increased $18 thousand, or 2.0%, to $900 thousand for the three months ended September 30, 2005, from $882 thousand for the three months ended September 30, 2004. Trust department income increased to $67 thousand for the third quarter of 2005 from $57 thousand in the same period of 2004, or a 17.5% increase, primarily due to the increase in the overall level of the stock market since the majority of the fee income is based on the market value of assets under management. Gain on sale of loans decreased between years to $48 thousand for the third quarter of 2005 from $62 thousand for the same period in 2004 due to management's decision to lower the volume of loan sales ($3.9 million in 2005 versus $6.0 million in 2004) and the increasing costs of selling in the secondary market. Service fees (sources of which include, among others, deposit and loan servicing fees, ATM fees, and safe deposit fees) rose 5.3% between years increasing $38 thousand to $756 thousand for the three months ended September 30, 2005, from $718 thousand for the threemonths ended September 30, 2004. The main components of other income in both years are net servicing rights on loans sold and the increase in the cash surrender value of life insurance owned.

Noninterest Expense. The Company's noninterest expense increased $330 thousand, to $3.4 million for the three months ended September 30, 2005, compared to $3.0 million for the three months ended September 30, 2004. Salaries and wages increased $86 thousand, or 6.3%, to $1.4 million for the three months ended September 30, 2005, from $1.4 million for the three months ended September 30, 2004. This increase is due primarily to normal salary growth, and the addition of the St. Albans, Vermont loan production office in the fourth quarter of 2004. Pension and employee benefits increased $89 thousand, or 21.8%, to $497 thousand for the three months ended September 30, 2005, from $408 thousand for the three months ended September 30, 2004. This increase was primarily due to increases in the accrual of estimated pension plan expenses of $33 thousand from $116 thousand in 2004 to $149 thousand in 2005. The third quarter accrual for 2004 was low due to an adjustment during the third quarter of 2004 to bring the year-to-date accrual into line with the actuarial estimate. There was also an increase of $36 thousand in health insurance coverage provided to eligible employees, which is self-insured by the Company up to certain individual and aggregate stop loss coverages. Net occupancy expense increased $16 thousand, or 9.2%, to $190 thousand for the three months ended September 30, 2005, from $174 thousand for the three months ended September 30, 2004, due mainly to the increased cost of maintenance, fuel, utilities, and the opening of the St. Albans, Vermont loan production office. Equipment expense increased $27 thousand, or 10.8%, to $277 thousand for the three months ended September 30, 2005, from $250 thousand for the same period in 2004, reflecting the increased depreciation and maintenance contract expense on new equipment.
Other operating expenses were up $112 thousand, or 13.5%, to $944 thousand for the three months ended September 30, 2005, compared to $832 thousand for the same period in 2004. The increase in other noninterest expenses was primarily due to increases in professional fees, resulting mainly from $34 thousand of expenses related to the Company's on going Sarbanes Oxley Act of 2002 compliance efforts, $16 thousand related to the Company's ATM's and debit card products, an $18 thousand increase in marketing expenses, $18 thousand in training expense for a company wide computer training program, $10 thousand in directors fees resulting from an increase in compensation rates for directors, and contributions of $20 thousand and $10 thousand to the capital campaign of the Northeastern Vermont Regional Hospital and the Hurricane Katrina Relief Fund, respectively.

Income Tax Expense. The Company's income tax expense decreased by $73 thousand, or 11.4%, to $568 thousand for the three months ended September 30, 2005, from $641 thousand for the comparable period of 2004, mainly due to increased federal income tax credits received from investments in limited partnerships for affordable housing.

Year-to-Date September 30, 2005, compared to Year-to-Date September 30,
2004.

Interest and Dividend Income. The Company's interest and dividend income increased $1.4 million, or 9.3%, to $16.3 million for the first nine months of 2005, from $14.9 million for the first nine months of 2004. This increase was due primarily to a $1.6 million, or 12.3%, increase in interest and fees on loans, an $111 thousand increase in interest on federal funds sold, and a $30 thousand increase in interest on interest bearing deposits in banks, partially offset by a $377 thousand, or 24.6%, decrease in interest and dividend income from investment securities available-for-sale. The increase in loan related income is due to increases in loan portfolio balances from $269.0 million on average in 2004 to $285.0 million in 2005 and the increases in loan rates resulting from increases in the prime lending rate over the last year. The decrease in investment income was due primarily to decreasing balances in the investment categories from $43.5 million in 2004 on average to $35.5 million on average in 2005 as cash flows from investments have been utilized to fund the growth in the loan portfolio.

Interest expense. The Company's interest expense increased $682 thousand, or 27.6%, to $3.2 million for the first nine months of 2005, from $2.5 million for the first nine months of 2004. This increase was due primarily to increases in interest rates paid on deposits, which increased 28 basis points to 1.46% from 1.18%. Year-to-date average interest bearing deposits increased $6.6 million, or 2.6%, to $256.0 million for 2005, compared to $249.4 million for 2004. During the second quarter of 2005, as part of the new deposit product launch, some legacy account products that did not pay interest were converted to new deposit products that pay interest. The account conversion resulted in the transfer of over $6.0 million from demand deposits to interest bearing checking account (NOW's) products. Interest expense on borrowed funds increased $89 thousand, or 33.5%, which reflects the increase in the average rate on borrowings to 4.43% for the first nine months of 2005 compared to 3.59% for the same period in 2004, and average balances increased $831 thousand from $9.7 million for the first nine months of 2004 to $10.6 million for the same period in 2005.

Noninterest income: The Company's noninterest income decreased $21 thousand, or 0.8%, from $2.71 million for the first nine months of 2004 to $2.69 million for the first nine months of 2005. This decrease was due primarily to the decrease in net gains on sales of loans held for sale from $296 thousand in 2004 to $167 thousand in 2005 as interest rates have improved in 2005 and Union's management decided to retain higher rate loans instead of selling them to the secondary market. Union sold $13.6 million in residential real estate loans during the first nine months of 2005 versus $19.1 million during the same period in 2004. This decrease was partially offset by increases in trust income and servicing fees. Trust income increased $48 thousand, to $196 thousand from $148 thousand, or 32.4%, which was due primarily to the increase in fees charged and the increase in the overall level of the stock market since the majority of trust fee income is based on the market value of assets under management. Servicing fees (sources of which include, among others, deposit and loan servicing fees, ATM fees, and safe deposit fees) increased $85 thousand, to $2.16 million from $2.07 million, or 4.1%.

Noninterest expense: The Company's noninterest expense increased $463 thousand, or 5.0%, to $9.81 million for the first nine months of 2005 from $9.35 million for the first nine months of 2004. Salaries and wages increased $150 thousand or 3.7% to $4.23 million from $4.08 million with the increase primarily due to normal salary increases and the addition of the St. Albans, Vermont loan production office. Pension and employee benefits were essentially flat at $1.53 million in 2005 and 2004. Health insurance coverage provided to eligible employees is self-insured by the Company up to certain individual and aggregate stop loss coverages, and the experience during the first nine months of 2005 has been favorable. In addition pension plan expenses only increased $11 thousand, or 2.6%, from $428 thousand to $439 thousand. Net occupancy expenses increased $37 thousand, or 6.7%, to $592 thousand from $555 thousand, due primarily to increases in costs of fuel and utilities, and the opening of the St. Albans, Vermont loan production office. Equipment expenses increased $98 thousand, or 14.2%, to $789 thousand from $691 thousand, reflecting the increased depreciation and maintenance contract expense on new equipment, primarily an imaging reader sorter, ATM's, cars, generator, computer hardware and software, and upgraded telephone systems. Other operating expenses were up $180 thousand, or 7.2%, to $2.67 million from $2.49 million. As the Company continues its compliance efforts related to Sarbanes-Oxley Section 404 implementation, it spent $37 thousand year to date on consultant fees. The Company hired a consultant to perform reviews and testing of the Company's information technology systems policies and procedures during 2005 and paid $24 thousand year-to-date for those services. In addition, Union incurred product development, conversion and marketing costs in connection with the introduction of a new suite of deposit products and ancillary benefits for deposit account holders, beginning in March 2005. Also, the change during the second quarter of 2004 from paying for correspondent service charges by leaving deposits on balance to paying hard dollars increased year to date expense by $23 thousand. Contributions of $20 thousand and $10 thousand to the capital compaign of the Northeastern Vermont Regional Hospital and the Hurricane Katrina Relief Fund, respectively, were made. Other operating expenses would have been up $33 thousand more (or a total of 8.6%) except for the impact of Union purchasing Vermont State Franchise Tax Credits at 60% of their value which the Company utilized during the second quarter of 2005.

Income Tax Expense: The Company's income tax expense increased $5 thousand, or 0.3%, and was $1.68 million for the first nine months of 2005 and 2004. This increase was mainly due to increased net taxable income mostly offset by an increase in federal income tax credits received from investments in limited affordable housing partnerships.

                             FINANCIAL CONDITION

At September 30, 2005, the Company had total consolidated assets of $377.0 million, including net loans and loans held for sale ("net loans") of $294.0 million, deposits of $317.9 million and stockholders' equity of $41.5 million. The Company's total assets increased $17.5 million or 4.86% to $377.0 million at September 30, 2005, from $359.5 million at December 31, 2004, which is due to the increase in net loans of $17.0 million, or 6.1%, the continuing management strategy of managing balance sheet growth by the sale of loans totaling $13.6 million during the first nine months of 2005, the management strategy of utilizing cash flows from securities available for sale to fund growth in the loan portfolio, and the effect of the $1.8 million special dividend paid to shareholders. Net loans were $294.0 million or 78.0% of total assets at September 30, 2005, as compared to $277.0 million, or 77.0% of total assets at December 31, 2004. Cash and cash equivalents, including federal funds sold and overnight deposits, increased $45 thousand or 0.2% to $21.2 million at September 30, 2005, from $21.1 million at December 31, 2004. Interest bearing deposits in banks increased $4.6 million or 60.9% as the Company used investments in certificates of deposit at other FDIC insured financial institutions to manage investment rates and maturities.

Investment securities available-for-sale decreased from $41.0 million at December 31, 2004, to $34.9 million at September 30, 2005, a $6.0 million, or 14.7%, decrease. Securities maturing have not been replaced dollar for dollar in order to invest in FDIC insured interest bearing deposits and to fund loan demand. The decline in the balance of the investment portfolio also reflects management's decision to currently hold in portfolio a portion of loans held-for-sale.

Deposits increased $11.3 million, or 3.7%, to $317.9 million at September 30, 2005, from $306.6 million at December 31, 2004. Noninterest bearing accounts decreased $6.0 million, or 10.5%, from $57.2 million at December 31, 2004, to $51.2 million at September 30, 2005, due primarily to the launch of the new deposit account products in 2005 and a resulting migration of deposit dollars to interest bearing deposit products. In addition, certificates of deposit increased $8.3 million or 9.0%, as depositors appear to be beginning to take advantage of increasing deposit rates. (See average balances and rates in the Yields Earned and Rates Paid table on Page 16). Total borrowings increased $5.6 million to $13.5 million at September 30, 2005, from $7.9 million at December 31, 2004, as Union Bank ("Union") took down four amortizing advances to match fund four larger commercial real estate loans originated during the second quarter.

Total capital decreased from $42.4 million at December 31, 2004 to $41.5 million at September 30, 2005, reflecting net income of $4.32 million for the first nine months of 2005, less the regular and special dividends paid totaling approximately $5.1 million and a reduction of $151 thousand in accumulated other comprehensive income. (see Capital Resources section on Page 31)

Loans Held for Sale and Loan Portfolios. The Company's total loans (which includes loans held for sale) primarily consists of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. As of September 30, 2005, the Company's total loan portfolio was $297.2 million, or 78.8% of assets, up from $280.2 million or 77.9% of assets as of December 31, 2004, and from $284.9 million or 79.1% of assets as of September 30, 2004. Total loans have increased $17.0 million or 6.1% since December 31, 2004. The Company sold $3.9 million of loans held for sale during the third quarter of 2005 resulting in a gain on sale of loans of $48 thousand for the quarter and sold $13.6 million year to date resulting in a gain of $167 thousand.

The following table shows information on the composition of the Company's gross loan portfolio as of September 30, 2005 and December 31, 2004:


Loan Type                                        September 30, 2005     December 31, 2004
---------                                        ------------------     -----------------
                                                          (dollars in thousands)

Residential real estate                          $112,388     37.8%     $106,526     38.0%
Construction real estate                           18,743      6.3%       20,050      7.2%
Commercial real estate                            116,297     39.2%      111,497     39.8%
Commercial                                         22,052      7.4%       19,979      7.1%
Consumer                                            8,003      2.7%        8,729      3.1%
Municipal loans                                    19,689      6.6%       13,454      4.8%
                                                 --------    -----      --------    -----
      Total loans                                 297,172    100.0%      280,235    100.0%

Deduct:
Allowance for loan losses                          (3,023)                (3,067)
Net deferred loan fees, premiums & discounts         (155)                  (166)
                                                 --------               --------
                                                 $293,994               $277,002
                                                 ========               ========

The Company originates and sells some residential mortgages into the secondary market, with most such sales made to the Federal Home Loan Mortgage Corporation (FHLMC) and the Vermont Housing Finance Agency (VHFA). Management expects to continue to use this strategy in an effort to protect the interest margin from the effect of making long-term loans in the low long-term interest rate environment which has continued throughout the third quarter of 2005 despite the increases in the prime rate. The Company services a $206.4 million residential real estate mortgage portfolio, approximately $80.4 million of which was serviced for unaffiliated third parties at September 30, 2005. Additionally, the Company originates commercial real estate and commercial loans under various SBA programs that provide an agency guarantee for a portion of the loan amount. The Company occasionally sells the guaranteed portion of the loan to other financial concerns and will retain servicing rights, which generates fee income. The Company serviced $4.4 million of commercial and commercial real estate loans for unaffiliated third parties as of September 30, 2005. The Company capitalizes servicing rights on these sales and recognizes gains and losses on the sale of the principal portion of these loans as they occur. The unamortized balance of servicing rights on loans sold with servicing retained was $322 thousand at September 30, 2005, with an estimated market value in excess of their carrying value.

In the ordinary course of business, the Company occasionally participates out a portion of commercial/commercial real estate loans to other financial institutions for liquidity or credit concentration management purposes. The total of loans participated out as of September 30, 2005 was $7.4 million.

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

The Company's loan review procedures include a credit quality assurance process that begins with approval of lending policies and underwriting guidelines by the Board of Directors, a loan review department supervised by an experienced former regulatory examiner, low individual lending limits for officers, Board approval for large credit relationships, and a quality control process for loan documentation that includes post-closing reviews. The Company also maintains a monitoring process for credit extensions. The Company performs periodic concentration analyses based on various factors such as industries, collateral types, large credit sizes, and officer portfolio loads. The Company has established underwriting guidelines to be followed by its officers. The Company monitors its delinquency levels for any negative or adverse trends. The Company continues to invest in its loan portfolio monitoring system to enhance its risk management capabilities. There can be no assurance, however, the Company's loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general or local economic conditions.

By definition restructured loans may include troubled debt restructurings that involved forgiving a portion of interest or principal on a loan, refinancing loans at a rate materially less than the market rate, rescheduling loan payments, or granting other concessions to a borrower due to financial or economic reasons related to the debtor's financial difficulties that the Company would not otherwise consider. Restructured loans do not include qualifying restructured loans that have complied with the terms of their restructure agreement for a satisfactory period of time. The Company's restructured loans in compliance with modified terms totaled $21 thousand at September 30, 2005, compared to $656 thousand at December 31, 2004. There were four restructured loans with principal balances totaling $164 thousand that are not in compliance with the modified terms as of September 30, 2005. These four loans are in nonaccrual status. At December 31, 2004, there were three restructured loans at a value of $159 thousand that were not in compliance with the modified terms. The restructured loans at both September 30, 2005, and December 31, 2004, were a result of rescheduling loan payments. At September 30, 2005, the Company was not committed to lend any additional funds to borrowers whose terms have been restructured.

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

The Company had loans on nonaccrual status totaling $1.3 million, or 0.45%, of gross loans at September 30, 2005, $1.2 million, or 0.43%, at December 31, 2004, and $1.6 million, or 0.57%, at September 30, 2004. The aggregate interest income not recognized on such nonaccrual loans amounted to approximately $249 thousand and $406 thousand as of September 30, 2005 and 2004, respectively and $338 thousand as of December 31, 2004.

The Company had $2.2 million and $4.1 million in loans past due 90 days or more and still accruing at September 30, 2005, and December 31, 2004, respectively. The balance in loans past due 90 days or more and still accruing interest at both dates is primarily due to three commercial real estate loan relationships that management is monitoring closely. At September 30, 2005, and December 31, 2004, respectively, the Company had internally classified certain loans totaling $2.6 million and $1.6 million. In management's view, such loans represent a higher degree of risk and could become nonperforming loans in the future. While still on a performing status, in accordance with the Company's credit policy, loans are internally classified when a review indicates any of the following conditions makes the likelihood of collection uncertain:

*     the financial condition of the borrower is unsatisfactory;
*     repayment terms have not been met;
* the borrower has sustained losses that are sizable, either in absolute terms or relative to net worth;
*     confidence is diminished;
*     loan covenants have been violated;
*     collateral is inadequate; or
*     other unfavorable factors are present.

The difference between year end 2004 and September 30, 2005 is mainly due to one large commercial real estate relationship which while well collateralized is being monitored closely by management. This credit was past due 90 days or more at December 31, 2004, was current as of September 2005 and is presently 30 days past due. The credit is well collateralized with both real estate and marketable securities.

At September 30, 2005, the Company held real estate acquired by foreclosure or through repossession worth $244 thousand, which consisted of one property with open land as well as residential and commercial components. At December 31, 2004, the Company held one real estate property acquired by foreclosure worth $35 thousand.

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

The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the composition of the portfolio, growth of the portfolio, credit concentrations, trends in historical loss experience, delinquency and past due trends, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries on loans previously charged off. The provision for loan losses represents the current period credit cost associated with maintaining an appropriate allowance for loan losses. While the Company allocates the allowance for loan losses based on the percentage category to total loans, the portion of the allowance for loan losses allocated to each category does not represent the total available for future losses which may occur within the loan category since the total allowance for loan losses is a valuation reserve applicable to the entire portfolio. Based on an evaluation of the loan portfolio, management presents a quarterly analysis of the allowance for loan losses to the Board of Directors, indicating any changes in the allowance since the last review and any recommendations as to adjustments in the allowance.

For the quarter ended September 30, 2005, the methodology used to determine the provision for loan losses was unchanged from the prior year. The composition of the Company's loan portfolio remained relatively unchanged from December 31, 2004, and there was no material change in the lending programs or terms during the quarter.

The following table reflects activity in the allowance for loan losses for the three and nine months ended September 30, 2005 and 2004:


                                   Three Months Ended,     Nine Months Ended,
                                      September 30,          September 30,
                                   -------------------     ------------------
                                     2005       2004        2005       2004
                                     ----       ----        ----       ----
                                             (dollars in thousands)

Balance at beginning of period      $3,022     $3,023      $3,067     $3,029
Charge-offs:
  Real Estate                            -          3          28         37
  Commercial                             6         13          19         13
  Consumer and other                     5         20          40         25
                                    ------     ------      ------     ------
      Total charge-offs                 11         36          87         75
                                    ------     ------      ------     ------
Recoveries:
  Real Estate                            1          -          13          -
  Commercial                             2         66           3         71
  Consumer and other                     9         10          27         38
                                    ------     ------      ------     ------
      Total recoveries                  12         76          43        109
                                    ------     ------      ------     ------
Net recoveries (charge-offs)             1         40         (44)        34
                                    ------     ------      ------     ------
Provision for loan losses                -         30           -         30
                                    ------     ------      ------     ------
Balance at end of period            $3,023     $3,093      $3,023     $3,093
                                    ======     ======      ======     ======

The following table shows the breakdown of the Company's allowance for loan losses by category of loan (net of loans held for sale) and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:


                                  September 30,        December 31,
                                      2005                 2004
                                -----------------    -----------------
                                        (dollars in thousands)

                                Amount    Percent    Amount    Percent
                                ------    -------    ------    -------

Real Estate
  Residential                   $  550     32.2%     $  553     32.8%
  Commercial                     1,729     42.5%      1,733     42.5%
  Construction                     187      6.5%        199      7.3%
  Home equity loans                 35      1.6%         32      1.6%
Other Loans
  Commercial                       360      7.6%        349      7.5%
  Consumer installment             126      2.8%        138      3.3%
  Municipal, Other and
   Unallocated                      36      6.8%         63      5.0%
                                ------    -----      ------    -----
      Total                     $3,023    100.0%     $3,067    100.0%
                                ======    =====      ======    =====
Ratio of Net Charge Offs to
 Average Loans not held
 for sale (1)                              0.02%                0.00%
                                           ====                 ====
Ratio of Allowance for Loan
 Losses to Loans not held
 for sale                                  1.02%                1.13%
                                           ====                 ====

<F1>  Annualized

Management of the Company believes that the allowance for loan losses at September 30, 2005, is adequate to cover losses inherent in the Company's loan portfolio as of such date. However there can be no assurance that the Company will not sustain losses in future periods, which could be greater than the size of the allowance for loan losses at September 30, 2005. See CRITICAL ACCOUNTING POLICIES. While the Company recognizes that any economic slowdown may adversely impact its borrowers' financial performance and ultimately their ability to repay their loans, management continues to be cautiously optimistic about the key credit indicators from the Company's loan portfolio.

Investment Activities. At September 30, 2005, the reported value of investment securities available-for-sale was $34.9 million or 9.3% of its assets. The Company had no securities classified as held-to-maturity or trading. The reported value of investment securities available-for-sale at September 30, 2005, reflects a positive valuation adjustment of $342 thousand. The offset of this adjustment, net of income tax effect, was $226 thousand reflected in the Company's other comprehensive income component of stockholders' equity at September 30, 2005.

The amount in Investment securities available-for-sale has decreased from $41.0 million at December 31, 2004, to $34.9 million at September 30, 2005, as loan demand has remained strong and securities maturing, called or paying down have not been replaced dollar for dollar. Union also sold $2 million of securities year to date to clean up small remaining balances on mortgage backed securities.

At December 31, 2004, the Company had only one adjustable rate mortgage backed security with a fair value of $29 thousand with an unrealized loss of less than $1 thousand that had existed for more than 12 months. That security was sold along with the small remaining balances of nine other mortgage backed securities in May of 2005 for a net gain on the 10 securities of $1 thousand.

At September 30, 2005, twenty-two securities with a fair value of $8.8 million or 25.2% of the portfolio have been in a loss position for more than twelve months with unrealized losses totaling $160 thousand. The primary factor causing these unrealized losses is the change in the interest rate environment over the past year especially in the near-term market. Management deems the unrealized losses on all these securities to be temporary since there are no credit quality issues and the Company has the ability to hold these securities, classified as available-for-sale, for the foreseeable future.

Deposits. The following table shows information concerning the Company's average deposits by account type, and weighted average nominal rates at which interest was paid on such deposits for the periods ending September 30, 2005, and December 31, 2004:


                             Nine Months Ended, September 30,        Year Ended December 31,
                                           2005                               2004
                             --------------------------------    -------------------------------
                                                   (dollars in thousands)

                                         Percent                             Percent
                             Average     Of Total    Average     Average     of Total    Average
                              Amount     Deposits     Rate        Amount     Deposits     Rate
                             --------    --------    -------     --------    --------    -------

Non-time deposits:
  Demand deposits            $ 49,526      16.2%                 $ 49,638      16.6%
  NOW accounts                 49,903      16.3%      0.49%        45,619      15.2%      0.41%
  Money Markets                59,590      19.5%      1.46%        64,668      21.6%      0.87%
  Savings                      50,543      16.6%      0.70%        47,225      15.7%      0.58%
                             --------     -----                  --------     -----
Total non-time deposits:      209,562      68.6%                  207,150      69.1%
                             --------     -----                  --------     -----

Time deposits:
  Less than $100,000           62,345      20.4%      2.13%        65,663      21.9%      2.00%
  $100,000 and over            33,610      11.0%      2.78%        26,993       9.0%      2.28%
                             --------     -----                  --------     -----

Total time deposits            95,955      31.4%                   92,656      30.9%
                             --------     -----                  --------     -----

Total deposits               $305,517     100.0%      1.22%      $299,806     100.0%      0.98%
                             ========     =====       ====       ========     =====       ====

The following table sets forth information regarding the Company's time deposits in amounts of $100,000 or more at September 30, 2005, and December 31, 2004, that mature during the periods indicated:


                         September 30, 2005     December 31, 2004
                         ------------------     -----------------
                                  (dollars in thousands)

Within 3 months               $16,052                $ 8,149
3 to 6 months                   3,637                 11,717
6 to 12 months                 18,423                  6,298
Over 12 months                  2,883                  3,160
                              -------                -------
                              $40,995                $29,324
                              =======                =======

The increase in total time deposits over $100,000 between periods is mainly due to the local municipal deposits resulting from concentrated efforts to develop that market and the deposits received for funding of the construction of a local elementary school. The near term maturity of these municipal deposits is tied to their fiscal year and state funding requirements and is consistent year to year.

Borrowings. Borrowings from the Federal Home Loan Bank of Boston (FHLB) were $13.5 million at September 30, 2005, at a weighted average rate of 4.54%. Borrowings from the FHLB of Boston were $7.9 million at December 31, 2004, at a weighted average rate of 4.09%. The change between year end 2004 and the end of the third quarter 2005 is a net increase of $5.6 million which was comprised of borrowing $7.9 million in long term amortizing advances to match fund new loans offset by $800 thousand in continuing paydowns on existing long-term amortizing advances and a $1.5 million payoff of a short-term liquidity advance.

                       OTHER FINANCIAL CONSIDERATIONS

Market Risk and Asset and Liability Management. Market risk is the potential of loss in a financial instrument arising from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company's market risk arises primarily from interest rate risk inherent in its lending, investing and deposit taking activities as yields on assets change in a different time period or in a different amount from that of interest costs on liabilities. Many other factors also affect the Company's exposure to changes in interest rates, such as general and local economic and financial conditions, competitive pressures, customer preferences, and historical pricing relationships.

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

The Company's ALCO meets weekly to set loan and deposit rates, make investment decisions, monitor liquidity and evaluate the loan demand pipeline. Deposit runoff is monitored daily and loan prepayments evaluated monthly. The Company historically has maintained a substantial portion of its loan portfolio on a variable rate basis and plans to continue this Asset/Liability Management (ALM) strategy in the future. Portions of the variable rate loan portfolio have interest rate floors and caps which are taken into account by the Company's ALM modeling software to predict interest rate sensitivity, including prepayment risk. As of September 30, 2005, the investment portfolio was all classified as available-for-sale and the modified duration was relatively short. The Company does not utilize any derivative products or invest in any "high risk" instruments.

The Company's interest rate sensitivity analysis (simulation) as of December 2004 for a 150 basis point increase in the rate environment in 25 basis point increments (Prime at December 31, 2004, was 5.25% and was 6.75% on September 30, 2005), projected the following for the nine months ended September 30, 2005, compared to the actual results:


                                     September 30, 2005
                             ----------------------------------
                                                     Percentage
                             Projected    Actual     Difference
                             ---------    ------     ----------
                                   (dollars in thousands)

      Net Interest Income     $14,026     $13,121      (6.5%)
      Net Income              $ 4,764     $ 4,322      (9.3%)
      Return on Assets           1.77%       1.60%     (9.6%)
      Return on Equity          14.91%      14.12%     (5.3%)

One of the reasons for the actual results being lower than projected is that the simulation model assumed the six 25 basis point increases in prime would happen on the first of each month February through July, respectively while they actually happened on February 2nd, March 22nd, May 3rd, June 30th August 9th and September 20th. Another reason for the lower actual results is a flattening of the yield curve over the last nine months which was not built into the model assumptions in December of 2004.

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

The Company generally requires collateral or other security to support financial instruments with credit risk. As of September 30, 2005, and December 31, 2004, the contract or notional amount of financial instruments whose contract or notional amount represents credit risk was as follows:


                                    September 30, 2005    December 31, 2004
                                    ------------------    -----------------
                                             (dollars in thousands)

Commitments to originate loans            $24,189              $13,773
Unused lines of credit                     30,592               31,908
Standby letters of credit                     885                1,004
Credit Card arrangements                    2,298                2,273
Equity investment commitments to
 housing limited partnerships                 748                1,349
                                          -------              -------
      Total                               $58,712              $50,307
                                          =======              =======

The increase in commitments to originate loans was influenced in part by strong loan demand in the Company's market, and continued consolidation in the banking industry, which has given Union Bank the opportunity to establish relationships with customers that choose to do business with community banks.

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

The Company's contractual obligations at September 30, 2005, and December 31, 2004, were as follows:


                                         September 30, 2005    December 31, 2004
                                         ------------------    -----------------
                                                  (dollars in thousands)

Operating lease commitments                   $    267              $    329
Maturities on borrowed funds                    13,539                 7,933
Deposits without stated maturity (1)           217,420               214,402
Certificates of deposit (1)                    100,486                92,196
Pension plan contributions (2)                     356                   475
Deferred compensation payouts                      729                   927
Construction contract (3)                          597                     -
Equity investment commitments in
 housing limited partnerships                      748                     -
                                              --------              --------
      Total                                   $334,142              $316,262
                                              ========              ========

--------------------
<F1>  While the Company has a contractual obligation to depositors should they wish to withdraw all or some of the funds on deposit with the Bank subsidiary, management believes, based on historical analysis, that the majority of these deposits will remain on deposit for the foreseeable future. The amounts exclude interest accrued.
<F2>  Funding requirements for pension benefits after 2005 are excluded due to the significant variability in the assumptions required to project the amount and timing of future cash contributions.
<F3>  Contract to construct a new branch in Littleton, New Hampshire.

The Company's subsidiary is also required to maintain cash on hand or balances in a noninterest-bearing account at the Federal Reserve Bank of Boston which was $413 thousand at September 30, 2005, and $6.3 million at December 31, 2004. Beginning on July 26, 2005, Union began reclassifying transaction deposit accounts that meet certain criteria to savings accounts, in accordance with Federal Reserve banking regulations, for the purpose of reporting deposits subject to reserves to the Federal Reserve Bank of Boston. This reclassification has reduced Union's daily reserve requirement by approximately $4 million.

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

The following table shows the Company's rate sensitivity analysis as of September 30, 2005:


                                                                           September 30, 2005
                                                                       Cumulative repriced within
                                                   -------------------------------------------------------------------
                                                   3 Months    4 to 12     1 to 3      3 to 5      Over 5
                                                   or Less     Months      Years       Years       Years       Total
                                                   --------    -------     ------      ------      ------      -----
                                                                (dollars in thousands, by repricing date)

Interest sensitive assets:
  Federal funds sold and
   overnight deposits                              $  8,628    $     -    $      -    $      -    $      -    $  8,628
  Interest bearing deposits in banks                  3,877      2,686       4,435         885         196      12,079
  Investment securities available-for-sale (1)        4,583      3,574      12,675       5,998       6,770      33,600
  FHLB Stock                                              -          -           -           -       1,241       1,241
  Loans and loans held for sale (2)                 118,898     65,457      63,595      34,816      14,251     297,017
                                                   --------    -------    --------    --------    --------    --------
      Total interest sensitive assets              $135,986    $71,717    $ 80,705    $ 41,699    $ 22,458    $352,565

Interest sensitive liabilities:
  Time deposits                                    $ 26,473    $51,652    $ 19,742    $  2,618    $      -    $100,485
  Money markets                                      13,617          -           -           -      44,314      57,931
  Regular savings                                    14,410          -           -           -      38,437      52,847
  NOW accounts                                       32,046          -           -           -      23,407      55,453
  Borrowed funds                                        283      2,345       3,847       1,496       5,568      13,539
                                                   --------    -------    --------    --------    --------    --------
      Total interest sensitive liabilities         $ 86,829    $53,997    $ 23,589    $  4,114    $111,726    $280,255

Net interest rate sensitivity gap                  $ 49,157    $17,720    $ 57,116    $ 37,585    ($89,268)    $72,310
Cumulative net interest rate
 sensitivity gap                                   $ 49,157    $66,877    $123,993    $161,578    $ 72,310
Cumulative net interest rate
 sensitivity gap as a
 percentage of total assets                           13.0%      17.7%       32.9%       42.9%       19.2%
Cumulative net interest rate sensitivity
 gap as a percentage of total
 interest-sensitive assets                            13.9%      19.0%       35.2%       45.8%       20.5%
Cumulative net interest rate sensitivity
 gap as a percentage of total
 interest-sensitive liabilities                       17.5%      23.9%       44.2%       57.7%       25.8%

<F1>  Investment securities available-for-sale exclude marketable equity securities with a fair value of $1.3 million that may be sold by the Company at any time.
<F2>  Balances shown net of unearned income of $155 thousand.

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

The following chart reflects the cumulative results of the latest simulation analysis for the next twelve months on Net Interest Income, Net Income, Return on Assets, Return on Equity and Net Fair Value Ratio. The projection utilizes a rate shock of up and down 300 basis points from the current prime rate of 6.75%, that is applied proportionately, these are the highest internal slope monitored. Since interest rates paid on interest bearing deposits have not risen as quickly as rates earned on interest earning assets, a rate shock of down 200 or 300 basis points will only bring the rates on those lower rate deposits down to a floor rate which has been set by the Company. This slope range was determined to be the most relevant during this economic cycle.

                           UNION BANKSHARES, INC.
                  INTEREST RATE SENSITIVITY ANALYSIS MATRIX
                             SEPTEMBER 30, 2005
                               (in thousands)

                                                             Return    Return
                                                               on        on      Net Fair
 12 Months      Prime    Net Interest    Change     Net      Assets    Equity     Value
   Ending       Rate        Income         %       Income      %         %        Ratio
 ---------      -----    ------------    ------    ------    ------    ------    --------

September-06    9.75%      $21,730        16.3     $8,187     2.22     19.43       9.28%
                6.75%      $18,681           -     $6,094     1.61     14.40      11.01%
                3.75%      $15,520       (16.9)    $3,924     0.96      8.86      12.77%

The resulting projected cumulative effect of these estimates on Net Interest Income and the Net Fair Value Ratio for the twelve month period ending September 30, 2006, are within approved ALCO guidelines. The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.

Liquidity. Managing liquidity risk is essential to maintaining both depositor confidence and stability in earnings. Liquidity is a measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to fund deposit withdrawals, repay borrowings, fund investment and lending activities, and for other general business purposes. The Company's principal sources of funds are deposits, amortization and prepayment of loans and securities, maturities of investment securities and other short-term investments, sales of securities and loans available-for-sale, earnings and funds provided from operations. Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities, reduces the Company's exposure to rollover risk on deposits and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments, draws on unused lines of credit and requests for new loans. The Company's strategy is to fund assets, to the maximum extent possible, with core deposits that provide a sizable source of relatively stable and low-cost funds. For the quarter ended, September 30, 2005, the Company's ratio of average loans to average deposits was 94.3% compared to the prior year of 91.3%. The increase in the loan to deposit ratio between years was mainly funded by the decrease in investment securities available-for-sale and cash and due from banks as well as Federal Home Loan Bank (FHLB) of Boston advances.

In addition, as Union Bank is a member of the Federal Home Loan Bank of Boston, it has access to unused pre-approved lines of credit of $4.1 million or 1.1% of total assets. Union Bank maintains a $5 million pre-approved Federal Fund line of credit with an upstream correspondent bank and a repurchase agreement line with a selected brokerage house, there were no balances outstanding on either line at September 30, 2005.

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

The Company's management monitors current and projected cash flows and adjusts positions as necessary to maintain adequate levels of liquidity. Although approximately 76.7% of the Company's time deposits will mature within twelve months, management believes, based upon past experience, the relationships developed with local municipalities, and the introduction of new deposit products in 2005, that Union Bank will retain a substantial portion of these deposits. Management will continue to offer a competitive but prudent pricing strategy to facilitate retention of such deposits. Any reduction in total deposits could be offset by purchases of federal funds, short-term FHLB of Boston borrowings, utilization of the repurchase agreement line, or liquidation of investment securities, purchased brokerage certificates of deposit, or loans available-for-sale. Such steps could result in an increase in the Company's cost of funds and adversely impact the net interest spread and margin. Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. However, any projections of future cash needs and flows are subject to substantial uncertainty. Management continually evaluates opportunities to buy/sell securities and loans available-for-sale, obtain credit facilities from lenders, or restructure our debt for strategic reasons or to further strengthen our financial position.

Capital Resources. Capital management is designed to maintain an optimum level of capital in a cost-effective structure that meets target regulatory ratios; supports the internal assessment of economic capital; funds the Company's business strategies; and builds long-term stockholder value.

The total dollar value of the Company's stockholders' equity was $41.5 million at September 30, 2005, reflecting net income of $4.3 million for the first nine months of 2005, less cash dividends paid of $5.1 million, and a reduction of $151 thousand in accumulated other comprehensive income compared to $42.4 million at year end 2004. The reduction in the capital between December 31, 2004, and September 30, 2005, was primarily a result of the special dividend of $0.40 per share that was paid in January 2005 totaling $1.8 million, which was in addition to the regular dividends of $0.24, or $1.1 million each, that were paid in January, April, and July of 2005. The special dividend was declared as the Company's primary capital ratio on December 31, 2004, approached 12%, 2004 earnings were better than anticipated, and the current tax treatment of dividends is beneficial to shareholders.

Union Bankshares, Inc. has 5 million shares of $2.00 par value common stock authorized. As of September 30, 2005, the Company had 4,915,611 shares issued, of which 4,554,663 were outstanding and 360,948 were held in Treasury.

As of September 30, 2005, there were outstanding employee incentive stock options with respect to 12,575 shares of the Company's common stock, granted pursuant to Union Bankshare's 1998 Incentive Stock Option Plan. As of such date all outstanding options were currently exercisable but only 6,325 of those shares were "in the money". Of the 75,000 shares authorized for issuance under the 1998 Plan, 51,950 shares remain available for future option grants. During the third quarter of 2005, no incentive stock options granted pursuant to the 1998 plan were exercised, but 3,000 shares have been exercised so far in the fourth quarter of 2005.

Union Bankshares, Inc. and Union Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Management believes, as of September 30, 2005, that both companies meet all capital adequacy requirements to which they are subject. As of September 30, 2005, the most recent calculation categorizes Union Bank as well capitalized under the regulatory framework for prompt corrective action. The prompt corrective action capital category framework applies to FDIC insured depository institutions such as Union but does not apply directly to bank holding companies such as the Company. To be categorized as well capitalized, Union Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since September 30, 2005, that management believes have changed either company's category.

Union Bank's and the Company's actual capital amounts and ratios as of September 30, 2005, are presented in the table:


                                                                                      Minimums
                                                                                     To Be Well
                                                                  Minimums        Capitalized Under
                                                                For Capital       Prompt Corrective
                                               Actual           Requirements      Action Provisions
                                          Amount     Ratio    Amount     Ratio    Amount     Ratio
                                          ------     -----    ------     -----    ------     -----
                                                           (dollars in thousands)

Total capital to risk weighted assets
  Union Bank                              $44,101    17.2%    $20,498    8.0%     $25,622    10.0%
  Company                                 $44,489    17.3%    $20,544    8.0%         N/A     N/A
Tier I capital to risk weighted assets
  Union Bank                              $40,857    15.9%    $10,249    4.0%     $15,373     6.0%
  Company                                 $41.245    16.1%    $10,272    4.0%         N/A     N/A
Tier I capital to average assets
  Union Bank                              $40,857    11.0%    $14,877    4.0%     $18,596     5.0%
  Company                                 $41,245    11.1%    $14,911    4.0%         N/A      N/A

Regulatory Matters. The Company and Union are subject to periodic examinations by the various regulatory agencies. These examinations include, but are not limited to, procedures designed to review lending practices, risk management, credit quality, liquidity, compliance and capital adequacy. During 2004 the Vermont State Department of Banking, the Federal Deposit Insurance Corporation, and the Federal Reserve Bank of Boston performed various examinations of the Company and Union pursuant to their regular, periodic regulatory reviews. No comments were received from these various bodies that would have a material adverse effect on the Company's or Union's liquidity, capital resources, or operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Information called for by this item is incorporated by reference in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "OTHER FINANCIAL CONSIDERATIONS" on pages 26 through 32 in this Form 10-Q.

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

November 11, 2005                     Union Bankshares, Inc.

                                      /s/ Kenneth D. Gibbons
                                      -------------------------------------
                                      Kenneth D. Gibbons
                                      Director, President and Chief Executive
                                      Officer

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