Form 10-K
period 2005-12-31
UNION BANKSHARES INC
filed 2006-03-31
CIK 706863

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10-K

         (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

           ( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005    Commission file number 001-15985

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     [X]

Indicate by check mark whether the registrant is a large accelerated filer an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer", in Rule 12b-2 of the Exchange Act. (check one):
   Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated [X]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act). Yes [ ]   No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2005 was $67,766,573 based on the closing price on the American Stock Exchange on such date of $21.85 per share. For purposes of this calculation, all directors and executive officers of the Registrant are assumed to be affiliates. Such assumption, however, shall not be deemed to be an admission of such status as to any such individual.

As of March 10, 2006, there were 4,541,032 shares of the registrant's $2 par value common stock issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Specifically designated portions of the following documents are incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

                             Document                                 Part
                             --------                                 ----

Annual Report to Shareholders for the year ended December 31, 2005    I, II
Proxy Statement for the 2006 Annual Meeting of Shareholders            III

                           UNION BANKSHARES, INC.
                              Table of Contents


Part I
Item 1-Business                                                             3
Item 1A- Risk Factors                                                      10
Item 1B-Unresolved Staff Comments                                          13
Item 2-Properties                                                          13
Item 3-Legal Proceedings                                                   13
Item 4-Submission of Matters to a Vote of Security Holders                 14

Part II
Item 5-Market for Registrant's Common Equity, Related Stockholder
       Matters, and Issuer Purchases of Equity Securities (a)              14
Item 6-Selected Financial Data                                             15
Item 7-Management's Discussion and Analysis of Financial Condition and
       Results of Operations (a)                                           16
Item 7A-Quantitative and Qualitative Disclosures about Market Risk (a)     16
Item 8-Financial Statements and Supplementary Data (a)                     16
Item 9-Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosures                                           16
Item 9A-Controls and Procedures (a)                                        16
Item 9B-Other Information                                                  16

Part III
Item 10-Directors and Executive Officers of Registrant (a) (b)             16
Item 11-Executive Compensation (b)                                         17
Item 12-Security Ownership of Certain Beneficial Owners and Management
        and Related Stockholder Matters (b)                                17
Item 13-Certain Relationships and Related Transactions (b)                 17
Item 14- Principal Accountant Fees and Services (b)                        17

Part IV
Item 15-Exhibits and Financial Statement Schedules                         18

Signatures                                                                 19
Exhibit Index                                                              20

--------------------
(a) The information required by Part I, Item 2 and Part II, Items 5, 7, 7A, and 8 is incorporated herein by reference, in whole or in part, from the 2005 Annual Report to Shareholders.
(b) The information required by Part III Items 10, 11, 12, 13 and 14 is incorporated herein by reference, in whole or in part, from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2006. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to specifically incorporate by reference the information referred to in Items 306(c), 306(d) and 402 (a)(8) and (9) of Regulation S-K.

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

The Company has one definable business segment, Union Bank, which is a commercial bank in Northern Vermont. Union is a community bank that provides a full range of commercial and retail banking services. The purpose of Union is to make a profit for the Company while competitively serving the financial needs of the communities, the businesses, and the citizens within its service area. The Company is in the financial services business and no lines of financial products are beyond its purview as long as the Company is equipped and capable of delivering the products efficiently and effectively within the regulated environment in which it operates.

Union has 157 full time equivalent employees and considers its employee relations to be satisfactory. The Company, itself, does not have any paid employees.

The Company's income is derived principally from interest on loans and earnings on other investments. Its primary expenses arise from interest paid on deposits and borrowings and general overhead expenses. The consolidated assets of the Company have grown from $303 million to $375 million over the last five years or 23.8% while consolidated deposits have grown from $259 million to $313 million or 20.8% during that same period. Please refer to the schedule of "Selected Financial Data", which has been restated for applicable periods for the 3 for 2 stock split in 2003, at
Part II-Item 6 of this annual report for further details.

Description of Services: The Company offers full retail and commercial banking services to its customers. The Company primarily emphasizes providing retail banking services to individuals living within its market area and commercial banking services to corporations, partnerships, small and medium-sized businesses and sole proprietorships, as well as non-profit organizations, local municipalities and school districts. The Company's activities are targeted at increasing residential mortgage and construction loan originations, and expanding commercial and municipal lending including the commercial real estate market. The Company utilizes its lending activities to develop broader customer relationships in areas served by its network of branches. The Company produces loans primarily for its portfolio although it periodically sells or participates out a portion of the loans produced to mitigate interest rate or credit risk. See "Discussion of Financial Condition" in Part II-Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") for information on the composition of the Company's loan portfolio by type of loan including loans held for sale and on asset quality.

The Company's retail loan portfolio consists primarily of mortgage loans, construction (B.U.I.L.D.) loans, home equity loans and lines of credit and traditional installment loans. The Company's commercial loan portfolio consists of term loans, lines of credit and commercial real estate loans
provided to primarily locally based borrowers.   The municipal loan
portfolio consists of term loans and construction financing. Traditional installment loans and personal lines of credit are available.

Services offered to our customers include, but are not limited to, the following:

      * Commercial loans for business purposes to business owners and investors for plant and equipment, lines of credit, working capital, real estate renovation, and other sound business purposes;
      * Commercial real estate loans on income producing properties including commercial construction loans;
      *     SBA guaranteed loans;
      * Cash Management services, including account reconciliation, credit card depository, Automated Clearing House origination, wire transfers, night depository;
      *     Municipal term loans and construction financing
      * Merchant credit card services for the deposit and immediate credit of sales drafts from retail merchants, restaurants, professionals and the local tourism industry;
      *     Debit MasterCard and VISA credit cards;
      *     Business checking accounts;
      * Other services based on the individual needs of the customer including standby letters of credit, travelers or bank checks, and safe deposit boxes;
      *     Automated Teller Machine ("ATM") services and cards;
      *     Telephone and Internet banking services including bill pay;
      * Home improvement loans, home equity lines of credit, and overdraft checking privileges against preauthorized lines of credit;
      *     Residential mortgage loans;
      *     B.U.I.L.D. loans for residential construction;
      * Retail depository services including personal checking accounts, NOW accounts, savings accounts, money market accounts, certificates of deposit, and IRA/SEP/KEOGH accounts. The deposits of Union are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC") up to legal limits (generally $100,000 per depositor) with higher levels of insurance coverage available through Union's participation in the Certificate of Deposit Account Registry Service ("CDARS") of Promontory Interfinancial Network; and
      * Trust and Asset Management services to individuals and organizations.

The direct lending activities in which the Company engages each carries the risk that the borrowers will be unable to perform on their obligations. As such, the monetary and fiscal policies of the Federal Reserve Board and general economic conditions, nationally, regionally and in the Company's primary market area have a significant impact on the Company and its results of operations. To the extent that economic conditions deteriorate, business and individual borrowers may be less able to meet their obligations to the Company in full, in a timely manner, resulting in decreased earnings or losses to the Company. To the extent that loans are secured by real estate, adverse conditions in the real estate market may reduce the borrower's ability to generate the necessary cash flow for repayment of the loan, and reduce the Company's ability to collect the full amount of the loan upon a default. To the extent the Company makes fixed rate loans, general increases in interest rates will tend to reduce the Company's spread as the interest rates it must pay for deposits increase while interest income is flat. Economic conditions and interest rates may also adversely affect the value of property pledged as security for loans.

Whenever appropriate and available, the Company seeks federal and state loan guarantees, such as the Small Business Administration's ("SBA") "7A" and "504" loan programs to reduce risks. Union is a preferred SBA lender. The Company generally requires personal guarantees on all commercial loans. The majority of commercial borrowers are required to forward annual business and personal financial statements to comply with bank policy. Interest rate risks to the Company are mitigated by using either variable interest rates, by fixing rates for a short period of time, or selling/participating a portion of loans originated.

Consistent with the objective of the Company to serve the needs of individuals, businesses and others within the communities served, the Company seeks to concentrate its assets in loans. To be consistent with the requirements of prudent banking practices, adequate assets are invested in high-grade securities to provide liquidity, diversification of income sources and safety. See "Discussion of Financial Condition" in Part II-
Item 7, "MD&A" for information on the composition of Union's investment portfolio by type and maturity.

The risk of nonpayment (or deferred payment) of loans is inherent in commercial banking. The Company's marketing focus on individuals and small to medium-sized businesses may result in the assumption by it of certain lending risks. Management carefully evaluates all loan applications and attempts to minimize credit risk exposure by use of thorough loan application, approval and monitoring procedures, however, there can be no assurance that such procedures will entirely reduce such lending risks.

Source of Business: Management believes that the market segments targeted, individuals, small to medium sized businesses, and municipalities in the Company's market area, demand the convenience and personal service that a smaller, independent financial institution can offer. It is these themes of convenience and personal service that form the basis of the Company's business development strategies. At December 31, 2005, Union maintained 12 branch offices, loan production offices in Littleton, New Hampshire and St. Albans, Vermont, and 28 ATMs, and also provided many of its services via the telephone and the Internet.

Management's operational strategy includes continued evaluation of changing market needs and design and implementation of products and services to meet those needs, which included the opening of a new loan production office in St. Albans, Vermont in January 2005 which is a further westward expansion in Franklin County of the Company's service area and the redesign of Union's personal deposit products to become more competitive in the market. The strategies for 2006 include the opening of a full service branch location in Littleton, New Hampshire in March 2006 and the introduction of a new, more competitive small business checking account also in March 2006. The directors and management of the Company intend to continue to offer products and services that will allow the Company to manage responsibly the growth of its assets, while building and enhancing stockholder value, preserving Union Bank's image as a premier Vermont community bank and fully entering into the northern New Hampshire market.

The Company seeks to capitalize upon the extensive business and personal contacts and relationships of its Directors, Advisory Board members and Officers to continue to develop the Company's customer base, as well as relying on Director and Advisory Board referrals, officer-originated calling programs and customer and shareholder referrals.

Competition: The Company and Union face substantial competition for loans and deposits in their market area from local commercial banks, savings banks, tax-exempt credit unions, mortgage brokers, and financial services affiliates of bank holding companies, as well as from national financial service providers such as mutual funds, brokerage houses, insurance companies, consumer finance companies and internet banks. The Company anticipates continued strong competition from such financial institutions for the foreseeable future. Within the Company's market area are branches of several commercial and savings banks that are substantially larger than the Company. Union focuses on its community banking niche and on providing convenient locations, hours and modes of delivery to provide superior customer service. In order to compete with the larger financial institutions in its service area, Union uses the flexibility and local autonomy which is accorded by its independent status. This includes an emphasis on personal service, local promotional activity, and personal contacts and community service by Union's officers, directors and employees.

The Company competes for checking, savings, money market accounts and other deposits by offering depositors competitive products and rates, personal service, local area expertise, convenient locations and access, and an array of financial services and products.

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

The competitive environment for financial institutions has undergone significant change in recent years and that trend is likely to continue in light of changes in applicable law (see "Financial Services Modernization" below) which permit the integration of the historically separate banking, insurance and securities industries. Tax-exempt credit unions are becoming an increasingly significant source of competition. Credit union common bond requirements and the definition of a credit union "member" have been interpreted liberally by federal and state credit union regulators while at the same time, the scope of products credit unions are permitted to offer has steadily expanded, resulting in greater penetration of this tax-advantaged segment of the financial services industry into traditional banking markets. In February of 2003, the SBA expanded the eligibility of certain lenders programs to include all credit unions. In addition, during 2005, Vermont's credit union statute was comprehensively updated, granting state-chartered credit unions significantly expanded powers to offer financial products and services beyond those traditionally offered by credit unions.

Competitive change is also occurring due to rapid technological advances which increasingly permit the delivery of financial products and services without the need for a physical presence in the market area served and which also are likely to diminish the importance of financial intermediaries, such as banks, in the transfer of funds between parties. As a result, the Company's future success will depend in part on its ability to address customers' needs by using technology.

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

The Company is also under the jurisdiction of the Securities and Exchange Commission ("SEC") for matters relating to the offering and sale of its securities as well as investor reporting requirements. The Company is subject to restrictions, reporting requirements and review procedures under federal securities laws and regulations. The Company's common stock is listed on the American Stock Exchange ("AMEX") under the trading symbol "UNB" and is subject to the rules of AMEX for listed companies.

Federal Reserve Board Policies and Reserve Requirements. The monetary policies and regulations of the FRB have had a significant effect on the operating results of banks in the past and are expected to continue to do so in the future. FRB policies affect the levels of bank earnings on loans and investments and the levels of interest paid on bank deposits through the Federal Reserve System's open-market operations in United States government securities, regulation of the discount rate on bank borrowings from Federal Reserve Banks and regulation of non-earning reserve requirements. Regulation D promulgated by the FRB requires all depository institutions to maintain reserves against their transaction accounts (generally, demand deposits, NOW accounts and certain other types of accounts that permit payments or transfers to third parties) and non-personal time deposits (generally, money market deposit accounts or other savings deposits held by corporations or other depositors that are not natural persons, and certain other types of time deposits), subject to certain exemptions. Because required reserves must be maintained in the form of either vault cash, a non-interest bearing account at the Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the amount of Union's interest-earning assets. As of December 31, 2005, Union's reserve requirement was approximately $330 thousand which was satisfied by vault cash.

Bank Holding Company Acquisitions and Activities. As a bank holding company, the Company is subject to supervision and regulation by the FRB under the Bank Holding Company Act of 1956, as amended (the "BHC Act").
Under the BHC Act, the activities of bank holding companies, such as Union Bankshares, and those of companies that they control, such as Union, or in which they hold more than 5% of the voting stock, are limited to banking, managing or controlling banks, furnishing services to or performing services for their subsidiaries, or certain activities that the FRB has determined to be so closely related to banking, managing or controlling banks as to be a proper incident thereto. As described below, a bank holding company that has elected to become a "financial holding company" under the federal Gramm-Leach-Bliley Financial Modernization Act of 1999 ("Gramm-Leach-Bliley Act") may engage in certain additional activities. Bank holding companies such as Union Bankshares that have not elected to become financial holding companies, are required to obtain the prior approval of the FRB to engage in any new activity or to acquire more than 5% of any class of voting stock of any bank or other company. Satisfactory capital ratios, CRA ratings and anti-money laundering policies are generally prerequisites to obtaining Federal regulatory approval to make acquisitions.

The FRB has authority to issue cease and desist orders to prevent or terminate unsafe or unsound banking practices or violations of law or regulations and to assess civil money penalties against bank holding companies and their subsidiaries and other affiliates. The FRB also has the authority to remove officers, directors and other institution-affiliated parties.

The FRB has the power to order a holding company or its subsidiaries to terminate any activity, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that holding company.

The FRB has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and rate of earnings retention that is consistent with the company's capital needs, asset quality, and overall financial condition.

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

Source of Strength. Under FRB policy, bank holding companies, such as Union Bankshares Inc., are expected to act as a source of financial and management strength to their subsidiary banks, such as Union, and to commit resources to support them. This support may be called for at times when a bank holding company may not have the required resources to do so.

Interstate Banking. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 an adequately capitalized and managed bank holding company is permitted to acquire banks based outside its home state, generally without regard to whether the state's law would permit the acquisition. This Act also authorizes banks to merge across state lines thereby creating interstate branches. In addition, this Act permits banks to acquire existing interstate branches (short of merger) or to establish new interstate branches. States were given the right, exercisable before June 1, 1997, to prohibit altogether or impose certain limitations on interstate mergers and the acquisition or establishment of interstate branches. None of the states contiguous to Vermont (New Hampshire, New York and Massachusetts) has in effect any statute which would substantially impede the ability of a Vermont bank to acquire or create interstate branches directly or through an interstate merger. Similarly, Vermont law does not limit the ability of out-of-state banks to acquire or create branches in Vermont. Although interstate banking and branching may result in increased competitive pressures in the markets in which the Company operates, interstate branching may also present competitive opportunities for locally-owned and managed banks, such as Union, that are familiar with the local markets and that emphasize personal service and prompt, local decision-making. The ability to branch interstate has also benefited Union, as it has permitted the expansion of its banking operations into New Hampshire, with the opening of a branch in Littleton in March of 2006.

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

Bank. The various laws and regulations applicable to Union that are administered by the FDIC and the Vermont Banking Commissioner affect Union's corporate practices, such as payment of dividends, incurring of debt and acquisition of financial institutions and other companies. These laws also affect its business practices, such as payment of interest on deposits, limitations on loans to one borrower, the charging of interest on loans, privacy issues and the location of offices. There are no outstanding regulatory orders resulting from regulatory examinations of the Company or Union.

Dividend Limitations. As a holding company, Union Bankshares Inc.'s ability to pay dividends to its stockholders is largely dependent on the ability of its subsidiary to pay dividends to it. Payment of dividends by Vermont-chartered banks, such as Union, is subject to applicable state and federal laws. Under Vermont banking laws, a Vermont-chartered bank may not authorize dividends or other distributions which would reduce the bank's capital below the amount of capital required in the bank's Certificate of General Good or under any capital or surplus standards established by the Vermont Banking Commissioner. Union does not have any capital restrictions in its Certificate of General Good and, to date, the Vermont Banking Commissioner has not adopted capital or surplus standards. Nevertheless, the capital standards established by the FDIC, described below under "Capital Requirements," apply to Union, and the capital standards of the FRB apply to the Company on a consolidated basis. In addition, the FRB, the FDIC and the Vermont Banking Commissioner are authorized under applicable federal and state laws to prohibit payment of dividends that they determine would be an unsafe or unsound practice. Payment of dividends that deplete the capital of a bank or a bank holding company, or render it illiquid, could be found to be an unsafe or unsound practice.

Loans to Related Parties. The Company's and Union's authority to extend credit to their directors, executive officers and 10 percent stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of the Federal Reserve Act and Regulation O of the FRB thereunder. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based in part, on the amount of the bank's capital. Under AMEX guidelines, any related party transaction including loans must be approved by the Company's Audit Committee. In addition, under the federal Sarbanes-Oxley Act of 2002 (discussed below), the Company, itself, may not extend or arrange for any personal loans to its directors and executive officers.

Capital Adequacy Guidelines. The FRB, the FDIC and other federal banking regulators have issued substantially similar risk-based and leverage capital guidelines for United States banking organizations. Those regulatory agencies are also authorized to require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The FRB's risk-based capital guidelines define a three-tier capital framework and specify three relevant capital ratios: Tier 1 Capital Ratio, a Total Capital Ratio and a "Leverage Ratio." Tier 1 Capital consists of common and qualifying preferred shareholders' equity, less certain intangibles and other adjustments. The remainder (Tier 2 and Tier 3 Capital) consists of subordinate and other qualifying debt, preferred stock that does not qualify as Tier 1 Capital, and the allowance of credit losses up to 1.25% of risk-weighted assets.

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

The FRB's capital adequacy guidelines exempt certain "small bank holding companies" from its risk-based capital requirements. Effective March 30, 2006, the consolidated assets test for defining a small bank holding company for this purpose will be increased from $150 million to $500 million. Although the Company meets the new consolidated assets test, it will nevertheless not qualify for this regulatory relief because it does not meet the separate requirement that the small bank holding company not have a material amount of its securities registered with the Securities and Exchange Commission.

At December 31, 2005, the Company's consolidated Total and Tier I Risk-Based Capital Ratios were 17.08% and 15.86%, respectively, and its Leverage Capital Ratio was 11.10%, and it is considered well-capitalized under the above regulatory guidelines. In addition, Union is considered well-capitalized under such guidelines.

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

Community Reinvestment Act. Union is subject to the federal CRA, which requires banks to demonstrate their commitment to serving the credit needs of low and moderate income residents of their communities. The bank participates in a variety of direct and indirect lending programs and other investments for the benefit of the low and moderate income residents in the local communities. The FDIC conducts examinations of insured banks' compliance with CRA requirements and rates institutions as "Outstanding," "Satisfactory," "Needs to Improve," and "Substantial Non-Compliance." Failure of an institution to receive at least a "Satisfactory" CRA rating could adversely affect its ability to undertake certain activities, such as acquisitions of other financial institutions, which require regulatory approval based, in part, on the institution's record of CRA compliance. In addition, failure of a bank subsidiary to receive at least a "Satisfactory" rating would disqualify a bank holding company from eligibility to become or remain a financial holding company under the Gramm-Leach-Bliley Act. (See "Financial Modernization" above.) At its last CRA compliance examination by the FDIC, Union received a rating of "Outstanding."

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

Brokered Deposits. FDICIA restricts the ability of an FDIC-insured bank to accept brokered deposits unless it is a well-capitalized institution under FDICIA's prompt corrective action guidelines. Union has accepted brokered deposits through its membership with the Certificate of Deposit Account Registry Service ("CDARS") of the Promontory International Network.

Consumer Protection Laws. In connection with its lending activities, Union is subject to a variety of federal and state laws designed to protect borrowers and to promote lending to various sectors of the economy and population. In addition to the provisions of the CRA (discussed above), Union is subject to, among other laws, the federal Home Mortgage Disclosure Act, the federal Real Estate Settlement Procedures Act, the federal Truth-in-Lending Act, the federal and Vermont Equal Credit Opportunity Acts, and the federal and Vermont Fair Credit Reporting Acts. Effective July 1, 2005, the Vermont Banking Department has the authority to enforce directly certain of these federal statutes.

Union is subject to the provisions of Title V of the Gramm-Leach-Bliley Act, which requires it to notify consumer customers of its information collection and sharing practices and restrict those practices in certain respects. In addition, Union is subject to similar but more restrictive, requirements of the Vermont Banking Department. Generally those Vermont requirements prohibit the disclosure of consumer information to nonaffiliated third parties without the express written consent of the consumer, except for disclosures permitted under specified regulatory exceptions.

The deposit-taking activities of Union are subject to various federal and state requirements, including those mandating uniform disclosures to depositors with respect to rates of interest, fees, electronic fund transfers and other terms of consumer deposit accounts, and disclosure of its policy on the availability of deposited funds.

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

The Department of Treasury has issued regulations implementing the due diligence requirements. These regulations require minimum standards to verify customer identity and maintain accurate records, encourages information-sharing cooperation among financial institutions, federal banking agencies and law enforcement authorities regarding possible money laundering or terrorist activities, prohibits the anonymous use of "concentrations accounts" and requires all covered financial institutions to have in place an anti-money laundering compliance program. In addition, the USA Patriot Act amended certain provisions of the federal Right to Financial Privacy Act to facilitate the access of law enforcement to bank customer records in connection with investigating international terrorism.

The Act also amends the Bank Holding Company Act and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution's anti-money laundering program when reviewing an application under these acts.

Sarbanes-Oxley Act of 2002. In 2002, federal legislation known as the "Sarbanes-Oxley Act of 2002" was enacted. This far-reaching legislation was generally intended to protect investors by strengthening corporate governance and improving the accuracy and reliability of corporate disclosures made pursuant to securities law. The Sarbanes-Oxley Act provides for, among other things:

      * a prohibition on personal loans made or arranged by the issuer to its directors and executive officers (except for loans made by a bank subject to Regulation O);
      *     independence requirements for audit committee members;
      *     corporate governance requirements;
      * independence requirements for company auditors that restrict non-audit services that accountants may provide to their audit clients;
      * enhanced disclosure requirements pertaining to corporate operations and internal controls;
      * certification of financial statements on Forms 10-K and 10-Q reports by the chief executive officer and the chief financial officer;
      * the forfeiture by the chief executive officer and the chief financial officer of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by such officers in the twelve month period following initial publication of any financial statements that later require restatement due to corporate misconduct;
      *     disclosure of off-balance sheet transactions;
      * two-business day filing requirements for insiders filing reports on Form 4 of transactions in the issuer's securities;

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

Not all of the final rules under the Act have gone into effect for the Company since it is not an accelerated filer. In particular, the Company is not subject for 2005 to Section 404 of Sarbanes-Oxley, relating to certification and attestation of internal controls. In order to be considered an accelerated filer under the Sarbanes-Oxley Act, the market value of the Company's outstanding class of stock registered under the Exchange Act as of June 30 which is held by non-affiliates (so-called "public float") must exceed $75,000,000.

AMEX. In response to the Sarbanes-Oxley Act, the AMEX, where the Company's common stock is listed, has implemented new corporate governance listing standards, including rules strengthening director independence requirements for boards and committees of the board, the director nomination process and shareholder communication avenues. These rules require the Company to annually certify to the AMEX, after each annual meeting, that the Company is in compliance and will continue to comply with AMEX corporate governance requirements.

Taxing Authorities. The Company and Union are subject to income taxes at the Federal level and are individually subject to state taxation based on the laws of each state in which they operate. The Company and Union file a consolidated federal tax return with a calendar year-end. The Company and Union have filed separate tax returns for each state jurisdiction affected for 2004 and will do the same for 2005. No tax return is currently being examined or audited by any taxing authority.

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

Available Information: The Company files annual, quarterly, and current reports, proxy statements, and other documents with the SEC under the Securities Exchange Act of 1934 (the "Exchange Act"). The public may read and copy any materials that Union Bankshares, Inc. has filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549-0213. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including Union Bankshares, that file electronically with the SEC. The public can obtain any documents that the Company has filed with the SEC at http://www.sec.gov.

Part I-Item 1A Risk Factors

These are general risk factors affecting Union Bankshares, Inc. They are further described in Part I-Item 1. "Business", Part II-Item 7 "Management's Discussion and Analysis" and Part II-Item 7a "Quantitative and Qualitative Disclosures About Market Risk". Additional risks and uncertainties not currently known to the Company or that are currently deemed to be immaterial also may materially and adversely affect its business operations. Any of these risks could materially and adversely affect the Company's business, financial condition or results of operations, as well as the value of its common stock.

Changes in the domestic interest rate environment could negatively affect the Company's net interest income. Interest rate risk is the risk that changes in market rates and prices will adversely affect the financial condition or results of operations. Net interest income is the Company's largest source of revenue and is highly dependent on achieving a positive spread between the interest earned on assets and the interest paid on liabilities. Changes in interest rates could negatively impact the ability to attract deposits, make loans, and achieve a positive spread resulting in compression of the net interest margin.

Interest rates are highly sensitive to many factors beyond our control, including general economic conditions such as inflation, recession, and unemployment. Monetary and fiscal policies of various governmental and regulatory agencies may also adversely affect the interest rate environment.

Certain ARM loans reprice based on lagging interest rate indices. The effect of this lag may also negatively affect net interest income when general interest rates continue to rise.

Additionally, changes in applicable law, if enacted, including those that would permit banks to pay interest on demand deposit accounts, could have a significant negative effect on results of operations as a significant portion of our deposits are noninterest bearing demand deposits.

An increase in loan prepayments or on prepayment of loans underlying mortgage backed securities may adversely affect profitability. Prepayment rates are affected by consumer behavior, conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans. Changes in prepayment rates are therefore difficult to predict. The Company may not be able to reinvest loan and security prepayments at rates comparable to the prepaid instrument particularly in period of declining interest rates.

An inadequate allowance for loan losses would reduce earnings. Credit risk is the risk that loan customers will be unable to repay their loans according to their contractual obligations resulting in a negative impact on earnings. Although the Company's portfolio composition, with loans primarily secured by real estate, mitigates loss exposure, volatility and deterioration in regional or local economies may increase the Company's risk for credit losses. Management and the Board of Directors assess the adequacy of the allowance for loan losses, but not limited to, such factors as:

*     the risk characteristics of various classifications of loans;
*     previous loan loss experience;
*     delinquency trends; specific loans that have loss potential;
* current economic conditions including the estimated fair market value of the collateral and
*     geographic and industry loan concentrations.

If for any reason the quality of the portfolio should weaken, the allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially and adversely affect financial results.

Negative events in Northern Vermont could adversely affect the Company. Negative conditions in Northern Vermont real estate markets where the majority of the collateral for the Company's mortgage, construction, home equity and commercial real estate loans are located could adversely affect the borrower's ability to repay and the value of the collateral. Real estate values are affected by various factors, including changes in general, regional or local economic conditions, governmental rules or policies and natural disasters. These events could also have a negative impact on loan demand and deposit growth.

The Company's exposure to credit risk is increased by its commercial real estate, commercial business and construction lending. Commercial real estate, commercial business and construction lending generally involve higher credit risk than single-family residential lending. Such loans involve larger loan balances to a single borrower or groups of related borrowers.

Economic events and changes in government regulations, which we and our borrowers cannot control, could have an adverse impact on the cash flows generated by properties securing our construction and commercial real estate loans and on the values of the properties securing those loans. These loans also involve greater risk because they are not all fully amortizing over the loan period, but may have a balloon payment due at maturity. A borrower's ability to make a balloon payment typically will depend on being able to either refinance the loan or timely sell the underlying property.

Repayment of both secured and unsecured commercial business loans depends substantially on the borrowers' underlying business, financial condition and cash flows. Unsecured loans generally involve a higher degree of risk of loss than do secured loans because, without collateral, repayment is solely dependent upon the success of the borrowers' business. Secured commercial business loans are generally collaterized by equipment, leases, inventory and accounts receivable. Compared to real estate, that type of collateral is more difficult to monitor, it may depreciate more rapidly, and it may be difficult to appraise and liquidate if repossessed.

Risk of loss on a construction loan depends largely upon whether the initial estimate of the property's value at completion of construction equals or exceeds the cost of the property construction (including interest) and the availability of permanent take-out financing. If the estimate of value is inaccurate, there are delays or if actual construction costs exceed estimates, the value of the property securing the construction loan may be insufficient to ensure full repayment when completed through a permanent loan or by seizure of collateral.

Commercial real estate, commercial business and construction loans are more susceptible to a risk of loss during a downturn in the business cycle. The underwriting, review and monitoring performed by the Company's officers and directors cannot eliminate all of the risks related to these loans.

Competition with other financial institutions could adversely affect the Company's profitability. The banking and financial services industry is very competitive. Legal and regulatory developments have made it easier for new and sometimes unregulated competitors to compete. Consolidation among financial service providers has resulted in fewer very large national and regional banking and financial institutions holding a large accumulation of assets, having significantly greater resources, and cover a wider geographic presence. In addition, competition has grown from the establishment of branches by other banks in the Company's market area and other financial services providers that target its existing or potential customers.

Technological developments have allowed competitors including some non-depository institutions, to compete more effectively in local markets and have expanded the range of financial products, services and capital available to the Company's target customers. If the Company is unable to implement, maintain and use such technologies effectively, it may not be able to offer products or achieve cost-efficiencies necessary to compete in the financial services industry. In addition, some of these competitors have fewer regulatory constraints and lower cost structures.

The Company relies heavily on the proper functioning of its technology.
The Company relies on its computer systems, and outside servicers providing technology, for much of its business, including recording financial transactions. If its computer systems or outside technology sources fail, are not reliable or there is a breach of security, the Company's ability to maintain accurate financial records may be impaired, which could materially affect results of operations and financial condition.

The Company is dependent upon the services of its management team. The Company is dependent upon the ability and experience of a number of key management personnel who have substantial experience with its operations, the financial services industry and the markets in which it offers services. It is possible that the loss of the services of one or more of the Company's senior executives or key managers would have an adverse effect on results of operations. The Company's success also depends on its ability to continue to attract, manage and retain other qualified middle management personnel as we grow.

Terrorist activities could cause reductions in investor confidence and substantial volatility in real estate and securities markets. It is impossible to predict the extent to which terrorist activities may occur in the United States or other regions, or their effect on a particular security issue. It is also uncertain what effects any past or future terrorist activities and/or any consequent actions on the part of the United States government and others will have on the United States and world financial markets, local, regional and national economics, and real estate markets across the United States. Among other things, reduced investor confidence could result in substantial volatility in securities markets, a decline in general economic conditions and real estate related investments and an increase in loan defaults. Such unexpected losses and events could materially affect the Company's results of operations. Tourism and the travel industry are important factors to the general economy of much of the Company's target market, which could be adversely affected by terrorism.

The Company is subject to extensive financial services industry regulation that could restrict its activities and impose financial requirements or limitations on the conduct of business and limit its ability to receive dividends from Union. Union is subject to extensive regulation, supervision and examination by the Vermont Banking Department as its primary regulator, and by the Federal Deposit Insurance Corporation
(FDIC), which insures its deposits. As a member of the Federal Home Loan Bank ("FHLB") of Boston, Union must also comply with applicable regulations of the Federal Housing Finance Board and the FHLB. Regulation by these agencies is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of the Company's stockholders. Union's activities are also regulated under consumer protection laws applicable to its lending, deposit and other activities. A sufficient claim against Union under these laws could have a material adverse effect on our results.

Proposals for further regulation of the financial services industry are continually being introduced in the United States Congress. The agencies regulating the financial services industry also periodically adopt changes to their regulations. Proposals that are now receiving a great deal of attention include regulation of government sponsored-entities. It is possible that one or more legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on the business of the Company.

Negative public opinion could damage the Company's reputation and adversely affect its earnings. Reputational risk is the risk to the Company's operations from negative public opinion. Negative public opinion can result from the actual or perceived manner in which the Company conducts business activities, including sales practices, practices in the loan origination and servicing operations and retail banking operations, management of actual or potential conflicts of interest and ethical issues; and the protection of confidential customer information. Negative public opinion can adversely affect the Company's ability to keep and attract customers and can expose it to litigation.

The volume of trading in the Company's common stock has been light. As a result, shareholders may not be able to quickly and easily sell their common stock and the stock price may fluctuate significantly. Union Bankshares, Inc. common stock currently trades on the AMEX and trading volume has been light, averaging less than 1000 shares per week over the past year, and there can be no assurance that an active and liquid market for the common stock will develop. In addition, the absence of an active and liquid trading market could result in greater volatility in the price of the Company's stock.

The number of shares owned by the Company's directors and executive officers could make it more difficult, or impossible, to obtain approval for some matters submitted to shareholder vote, including mergers and acquisitions. Your interests may not be the same as those of the Board and management. Directors, executive officers and their affiliates own approximately 28.4% of the outstanding common stock as of December 31, 2005. By voting against a proposal submitted to shareholders, the Company's directors and officers, as a group, may be able to block, or make approval more difficult to obtain, for proposals requiring the vote of shareholders, such as some mergers, share exchanges, asset sales and amendments to the Articles of Incorporation.

Internal controls and procedures may fail or be circumvented. Management regularly reviews and updates internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company's business, results of operations or financial condition.

An investment in the Company's common stock is not an insured deposit. The Company's common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in the Company's common stock is subject to the same market forces that affect the price of common stock in any company.

Union Bankshares, Inc.'s articles of incorporation as well as certain banking laws may have an anti-takeover effect. The Company's articles of incorporation provide that certain business combinations with a substantial shareholder or its affiliates require approval by the affirmative vote of the holders of at least 67% of the outstanding common stock. A substantial shareholder is one who together with its affiliates owns 5% of more of the Company's outstanding common stock. The Company's Board of Directors has the right to override the 67% vote requirement in any particular transaction. These provisions as well as certain federal banking laws, including regulatory approval requirements for control acquisitions, could make it more difficult for a third party to acquire the Company, even if doing so would be perceived to be beneficial to the shareholders. The combination of these provisions may inhibit a non-negotiated merger, tender offer or other business combination, which, in turn, could adversely affect the market price of the Company's common stock.

If the Company is unable to borrow funds through access to capital markets, it may not be able to meet the cash flow requirements of its depositors and borrowers or make strategic acquisitions or investments. Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost.
The liquidity of the Company is used to make loans and to repay deposit liabilities as they become due or are demanded by customers. Liquidity polices and limits are established by the Board of Directors. The Company's Asset/Liability Committee regularly monitors the overall liquidity position to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity. The Asset/Liability Committee also establishes policies and monitors guidelines to diversify the Bank's wholesale funding sources to avoid concentrations in any one market source. Wholesale funding sources include Federal funds purchased, securities sold under repurchase agreements, and non-core deposits. Union is also a member of the FHLB of Boston, which provides funding through advances to members that are collateralized with mortgage-related assets.

There are other sources of liquidity available should they be needed.
These sources include the sale or securitization of loans, the ability to acquire additional national market, non-core deposits, the issuance of additional collateralized borrowings such as FHLB advances, the issuance of debt securities, and the issuance of preferred or common securities in public or private transactions. Union could also borrow through the Federal Reserve's discount window.

If the Company was unable to access funding sources when needed, it might be unable to meet customers' needs, which could adversely impact its financial condition, results of operations, cash flows, and level of regulatory-qualifying capital. For further discussion, see the "Liquidity" section of Part II-Item 7A "Quantitative and Qualitative Disclosures About Market Risk".

Part I-Item 1B.  Unsolved Staff Comments

None

Part I-Item 2  Properties

As of December 31, 2005, Union operated 12 community-banking locations in Lamoille, Caledonia and Franklin counties of Vermont and loan production offices in Littleton, New Hampshire and St. Albans, Vermont. Union also operates 28 ATMs in northern Vermont and as of March 2006, one in Littleton, NH Union owns, free of encumbrances, nine of its branch locations and leases the other branches, the loan production offices and certain ATM premises from third parties under terms and conditions considered by management to be favorable to the Bank. On March 20, 2006 a thirteenth banking location was opened in Littleton, NH and the Littleton loan production office was incorporated into it.

Additional information relating to the Company's properties as of December 31, 2005, is set forth in Note 9 to the consolidated financial statements and incorporated herein by reference.

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

Part I-Item 4 Submission of Matters to a vote of Security Holders

There were no matters submitted to a vote of security holders through a solicitation of proxies or otherwise during the fourth quarter of 2005.

Part II-Item 5 Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Please refer to page 65 of the Company's 2005 Annual Report to Shareholders, which information is incorporated herein by reference.


                                            ISSUER PURCHASES OF EQUITY SECURITIES

-----------------------------------------------------------------------------------------------------------------------------
                                                         Total Number of Shares Purchased      Maximum Number of Shares that
                  Total Number of     Average Price     as Part of Publicly Announced Plans    May Yet Be Purchased Under the
    Period        Shares Purchased    Paid per Share              or Programs (1)                    Plans or Programs.
-----------------------------------------------------------------------------------------------------------------------------

November, 2005         15,000             $21.00                      15,000                               85,000

--------------------
<F1>  On November 18, 2005, the Company announced a stock repurchase program. The Board of Directors has authorized the repurchase of up to $2.15 million or 100,000 shares of common stock, or approximately 2.2% of the Company's outstanding shares. Shares can be repurchased in the open market or in negotiated transactions. The repurchase program is open for an unspecified period of time.

During the quarter ended December 31, 2005, 3,000 incentive stock options previously granted pursuant to the Company's 1998 Incentive Stock Option Plan ("Plan") were exercised by one participant, at an aggregate exercise price of $38,010. Participation in the Plan is limited to those senior officers of the corporation or its subsidiary (currently five active participants) selected by the Board of Directors in its discretion. The exercise price of all options granted under the Plan represents the fair market value of the shares on the date of grant. There were 3,250 options granted under the Plan during 2005 at an option price of $23.30 per share. The shares issued to Plan participants upon exercise of incentive stock options have not been registered with the Securities and Exchange Commission. Such shares are restricted securities, issued under statutory exemptions available under the Securities Act of 1933, including Section 4(2) thereof, for offers and sales not involving a public offering.

Part II-Item 6  Selected Financial Data


                                                        At or For The Years Ended December 31,
                                            ------------------------------------------------------------
                                              2005         2004         2003         2002         2001
                                            ------------------------------------------------------------
                                                    (Dollars in thousands except per share data)

Balance Sheet Data:
  Total assets                              $374,746     $359,529     $356,650     $343,492     $337,475
  Investment securities                       32,408       40,966       44,370       45,824       49,610
  Loans held for sale                          6,546        8,814       18,524       17,139       16,333
  Loans, net of unearned income              300,525      271,255      253,037      238,768      234,610
  Allowance for loan losses                   (3,071)      (3,067)      (3,029)      (2,908)      (2,801)
  Total nonperforming loans                    4,607        5,295        3,305        2,272        4,864
  Total nonperforming assets                   4,607        5,330        3,315        3,074        6,160
  Other real estate owned                          -           35           10          784        1,296
  Deposits                                   313,299      306,598      305,379      293,004      285,722
  Borrowed funds                              16,256        7,934        7,223        7,536       10,344
  Stockholders' equity (1)                    41,603       42,403       40,987       39,169       37,215
Income Statement Data:
  Net interest and dividend income          $ 17,757     $ 16,868     $ 16,163     $ 15,805     $ 14,559
  Provision for loan losses                       60           30          114          356          320
  Noninterest income                           4,055        3,774        3,603        3,560        3,073
  Noninterest expenses                        13,056       12,319       12,060       11,761       10,496
  Net income                                   6,237        5,835        5,387        5,180        4,832
Per Common Share Data:
  Net income (2)(4)                         $   1.37     $   1.28     $   1.18     $   1.14      $  1.06
  Cash dividends paid(4)                        1.38         0.90         0.82         0.76         0.71
  Book value (1)(4)                             9.16         9.31         9.01         8.62         8.19
Selected Ratios:
  Return on average assets (ROA)               1.71%        1.65%        1.56%        1.52%         1.51%
  Return on average equity (ROE)              15.23%       14.17%       13.50%       13.74%        13.34%
  Dividend payout ratio (3)(8)               100.73%       70.31%       69.49%       66.67%        66.67%
  Interest rate spread (5)                     4.99%        4.98%        4.91%        4.72%         4.29%
  Net interest margin (6)                      5.33%        5.24%        5.20%        5.14%         4.99%
  Operating expenses to average assets         3.58%        3.48%        3.49%        3.46%         3.29%
  Efficiency ratio (7)                        59.42%       59.02%       60.19%       60.73%        60.06%
  Average interest earning assets to
   average interest bearing liabilities      125.64%      125.73%      121.87%      120.59%       122.11%
  Average stockholders' equity to
   average assets                             11.24%       11.64%       11.56%       11.10%        11.35%
  Tier 1 leverage capital ratio               11.10%       11.62%       11.38%       11.03%        11.06%
  Tier 1 risk-based capital ratio             15.86%       17.27%       16.70%       16.74%        15.59%
  Total risk-based capital ratio              17.08%       18.57%       17.99%       17.99%        16.83%
Asset Quality Ratios:
  Nonperforming loans to total loans           1.50%        1.89%        1.22%         .89%         1.94%
  Nonperforming assets to total assets         1.23%        1.48%         .93%         .89%         1.83%
  Allowance for loan losses to
   nonperforming loans                        66.66%       57.91%       91.65%      127.99%        57.59%
  Allowance for loan losses to
   loans not held for sale                     1.02%        1.13%        1.20%        1.22%         1.19%

--------------------
<F1>  Stockholders' equity includes unrealized gains or losses, net of applicable income taxes, on investment securities classified as "available-for-sale."
<F2>  Computed using the weighted average number of shares outstanding for the period.
<F3>  Cash dividend declared and paid per share divided by consolidated net income per share.
<F4>  Per common share data for all periods have been restated to reflect the three for two stock split effected in the form of a 50% stock dividend distributed on August 8, 2003 to shareholders of record on July 26, 2003.
<F5>  The difference between the average rate earned on assets minus the average rate paid on liabilities.
<F6>  The ratio of tax equivalent net interest income to average earning assets.
<F7>  The ratio of noninterest expense to tax equivalent net interest income and noninterest income excluding securities gains and losses.
<F8>  Includes a $0.40 per share special cash dividend in 2005.

Part II-Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Please refer to pages 41 to 64 of the Company's 2005 Annual Report to Shareholders section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", which information is incorporated herein by reference.

Part II-Item 7A  Quantitative and Qualitative Disclosures About Market Risk

Please refer to pages 58 to 64 of the Company's 2005 Annual Report to Shareholders section entitled "Other Financial Considerations", which information is incorporated herein by reference.

Part II-Item 8  Financial Statements and Supplementary Data

The consolidated balance sheets of Union Bankshares, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2005, together with related notes and the report of UHY LLP independent registered public accounting firm, with respect to the financial statements for the years ended December 31, 2005 and 2004, all as contained on pages 12 to 40 of the Company's 2005 Annual Report to Shareholders, are incorporated herein by reference.

The reissued report of the Company's predecessor independent accountants with respect to certain of the financial statements for the year ended December 31, 2003 is filed as Exhibit 99 to this report and is incorporated herein by reference.

Part II - Item 9 Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

None

Part II - Item 9A Controls and Procedures

The Company's chief executive officer and chief financial officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2005. Based on this evaluation they concluded that those disclosure controls and procedures are effective in alerting them in a timely manner to material information about the Company and its consolidated subsidiary required to be disclosed in the Company's periodic reports filed with the Securities and Exchange Commission.

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

Part II - Item 9B Other Information

None

Part III-Item 10 Directors and Executive Officers of Registrant

The following information from the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders is hereby incorporated by reference:

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

Information regarding the Company's Audit Committee under the caption "Board Committees"

The Company has adopted a Code of Ethics for Senior Financial Officers and the Chief Executive Officer, filed as Exhibit 14.1 to this report. The Company has adopted a Code of Ethics for all directors, officers and employees, filed as Exhibit 14.2 to this report.

Part III-Item 11 Executive Compensation

The following information from the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders is hereby incorporated by reference:

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

The following information from the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders is hereby incorporated by reference:

Information regarding the share ownership of management and principal shareholders under the caption "SHARE OWNERSHIP INFORMATION - Share Ownership of Management and Principal Holders"

The following table summarizes equity compensation under the Company's Incentive Stock Option Plan, the only equity compensation plan of the company:


                                 Equity Compensation Plan Information as of December 31, 2005:

                                                                                                      Number of securities
                                                                                                 remaining available for future
                                  Number of securities to be                                          issuance under equity
                                   issued upon exercise of        Weighted-average exercise            compensation plans
                                     outstanding options,       price of outstanding options,    (excluding securities reflected
        Plan Category                warrants and rights             warrants and rights                  in column (a)

                                           Column a                       Column b                          Column c
--------------------------------------------------------------------------------------------------------------------------------

Equity compensation plans
 approved by security holders               12,825                         $22.63                            48,700
Equity compensation plans
 not approved by security
 holders                                         -                              -                                 -
                                            ------                         ------                            ------
Total                                       12,825                         $22.63                            48,700
                                            ======                         ======                            ======

Part III-Item 13 Certain Relationships and Related Party Transactions

The following information from the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders is hereby incorporated by reference:

Information regarding transactions with management under the caption "PROPOSAL I: TO ELECT DIRECTORS - Transactions with Management and Directors"

Part III-Item 14 Principal Accountant Fees and Services

The following information from the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders is hereby incorporated by reference:

Information on fees paid to the Independent Auditors set forth under the caption "Independent Auditors"

Part IV-Item 15  Exhibits and Financial Statement Schedules

Documents Filed as Part of this Report:

      (1) The following consolidated financial statements, as included in the 2005 Annual Report to Shareholders, are incorporated herein by reference (See Exhibit 13.1):
            1)    Report of Independent Registered Public Accounting Firm
            2)    Consolidated Balance Sheet at December 31, 2005 and 2004
            3) Consolidated Statement of Income for the years ended December 31, 2005, 2004 and 2003
            4)    Consolidated Statement of Changes in Stockholders' Equity
                  for the years ended December 31, 2005, 2004 and 2003
            5)    Consolidated Statement of Cash Flows for the years ended
                  December 31, 2005, 2004 and 2003
            6)    Notes to the Consolidated Financial Statements
      (2)   Report of Former Independent Accountant (See Exhibit 99)
      (3) The following exhibits are either filed herewith as part of this report, or are incorporated herein by reference.

Item No:

   3.1      Amended and Restated Articles of Incorporation of Union
            Bankshares, Inc. (as of May 7, 1997), previously filed with the
            Commission as Exhibit 3.1 to the Company's Registration
            Statement on Form S-4 (#333-82709) and incorporated herein by reference.
   3.2      Amendment filed May 19, 1998 to Amended and Restated Articles of Association of Union Bankshares, Inc., adding new sections 8 and 9, previously filed with the Commission as Exhibit 3.1 to the Company's Registration Statement on Form S-4 (#333-82709)
            and incorporated herein by reference.
   3.3      Amendment filed November 24, 1999 to Amended and Restated
            Articles of Association of Union Bankshares, Inc. increasing the authorized common shares to 5,000,000, previously filed with the Commission on December 10, 1999 as Exhibit 3.3 to the
            Company's Current Report on Form 8-K 12g3, and incorporated herein by reference.
   3.4      Bylaws of Union Bankshares, Inc., as amended, previously filed with the Commission as Exhibit 3.1 to the Company's
            Registration Statement on Form S-4 (#333-82709) and
            incorporated herein by reference.
  10.1      Stock Registration Agreement dated as of February 16, 1999, among Union Bankshares, Inc., Genevieve L. Hovey, individually and as Trustee of the Genevieve L. Hovey Trust (U.A. dated
            8/22/89), and Franklin G. Hovey, II, individually, previously filed with the Commission as Exhibit 3.1 to the Company's
            Registration Statement on Form S-4 (#333-82709) and
            incorporated herein by reference.
  10.2      1998 Incentive Stock Option Plan of Union Bankshares, Inc. and
            Subsidiary, previously filed with the Commission as Exhibit 3.1 to the Company's Registration Statement on Form S-4 (#333-
            82709) and incorporated herein by reference.*
  10.3      Form of Union Bankshares, Inc. Deferred Compensation Plan and
            Agreement, previously filed with the Commission as Exhibit 10.3 to the Company's 2001 Form 10-K and incorporated herein by reference.*
  13        The following specifically designated portions of Union's 2005
            Annual Report to Shareholders have been incorporated by
            reference in this Report on Form 10-K, is filed herewith:
            pages 12 to 64.
  14.1      Code of Ethics for Senior Financial Officers and the Chief
            Executive Officer, (as revised, March 15, 2006).
  14.2      Code of Ethics (for all directors, officers and employees, as revised, May 4, 2005).
  16        Letter from Urbach Kahn & Werlin LLP, our former independent accountants, dated November 17, 2004, previously filed with the commission as Exhibit 16.1 to Form 8-K filed on November 17,
            2004 and incorporated herein by reference.
  21        Subsidiary of Union Bankshares, Inc.
                  Union Bank, Morrisville, Vermont.
  31.1      Certifications of Chief Executive Officer pursuant to Section
            302 of the Sarbanes-Oxley Act of 2002.
  31.2      Certifications of Chief Financial Officer pursuant to Section
            302 of the Sarbanes-Oxley Act of 2002.
  32.1      Certification of the Chief Executive Officer pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.
  32.2      Certification of the Chief Financial Officer pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.
  99        Report of Former Independent Accountant.

--------------------
*     denotes compensatory plan or agreement

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of March 30, 2006.

Union Bankshares, Inc.

By:  /s/ Kenneth D. Gibbons            By:  /s/ Marsha A. Mongeon
     -------------------------              ------------------------------
     Kenneth D. Gibbons                     Marsha A. Mongeon
     President and Chief                    Treasurer and Chief Financial/
     Executive Officer                      Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 30, 2006.

            Name                             Title
/s/  Richard C. Sargent                Director, Chairman of the Board
------------------------------
     Richard C. Sargent

/s/  Kenneth D. Gibbons                Director, President and Chief
------------------------------         Executive Officer
     Kenneth D. Gibbons                (Principal Executive Officer)

/s/  Marsha A. Mongeon                 Treasurer and Chief
------------------------------         Financial/Accounting Officer
     Marsha A. Mongeon                 (Principal Financial/
                                       Accounting Officer)

/s/  Cynthia D. Borck                  Director and Vice President
------------------------------
     Cynthia D. Borck

/s/  Steven J. Bourgeois               Director
------------------------------
     Steven J. Bourgeois

/s/  Franklin G. Hovey II              Director
------------------------------
     Franklin G. Hovey II

/s/  Richard C. Marron                 Director
------------------------------
     Richard C. Marron

/s/  Robert P. Rollins                 Director
------------------------------
     Robert P. Rollins

/s/  John H. Steele                    Director
------------------------------
     John H. Steele

                               EXHIBT INDEX *

13    Union Bankshares, Inc. Annual Report to Shareholders.

14.1 Code of Ethics for Senior Financial Officers and the Chief Executive Officer, (as revised, March 15, 2006).

14.2 Code of Ethics (for all directors, officers and employees, as revised, May 4, 2005).

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

--------------------
*     other than exhibits incorporated by reference to prior filings.