Form 10-Q
period 2006-03-31
UNION BANKSHARES INC
filed 2006-05-15
CIK 706863

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
               For the quarterly period ended: March 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of "accelerated filer and large accelerated filer", in Rule 12b-2 of the Exchange Act). (Check One):

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by a check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes          No   X
                                                -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 1, 2006:
      Common Stock, $2 par value                4,540,837 shares

                           UNION BANKSHARES, INC.
                              TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements
Unaudited Consolidated Financial Statements
  Union Bankshares, Inc. and Subsidiary
    Consolidated Balance Sheets                                             3
    Consolidated Statements of Income                                       4
    Consolidated Statement of Changes in Stockholders' Equity               5
    Consolidated Statements of Cash Flows                                   6
Notes to unaudited consolidated financial statements                        8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                             10
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.       30
Item 4.  Controls and Procedures.                                          31

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.                                                31
Item 1A. Risk Factors.                                                     31
Item 2.  Unregistered Sales of Securities and use of Proceeds.             31
Item 6.  Exhibits.                                                         32

Signatures                                                                 32

Part l  Financial Information

Item 1.  Financial Statements

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                                                 March 31,    December 31,
                                                                   2006           2005
                                                                   ----           ----
                                                                  (Dollars in thousands)

Assets
  Cash and due from banks                                        $ 10,909       $ 14,019
  Federal funds sold and overnight deposits                             1            189
                                                                 --------       --------
      Cash and cash equivalents                                    10,910         14,208

  Interest bearing deposits in banks                                7,299          8,598
  Investment securities available-for-sale                         30,386         32,408
  Loans held for sale                                               1,791          6,546

  Loans                                                           309,217        300,677
    Allowance for loan losses                                      (3,147)        (3,071)
    Unearned net loan fees                                           (139)          (152)
                                                                 --------       --------
      Net loans                                                   305,931        297,454
                                                                 --------       --------
  Accrued interest receivable                                       1,814          1,972
  Premises and equipment, net                                       6,108          5,898
  Other assets                                                      7,726          7,662
                                                                 --------       --------

      Total assets                                               $371,965       $374,746
                                                                 ========       ========

Liabilities and Stockholders' Equity

Liabilities
  Deposits
    Non-interest bearing                                         $ 47,817       $ 52,617
    Interest bearing                                              262,277        260,682
                                                                 --------       --------
      Total deposits                                              310,094        313,299
    Borrowed funds                                                 15,877         16,256
    Accrued interest and other liabilities                          4,207          3,588
                                                                 --------       --------
      Total liabilities                                           330,178        333,143
                                                                 --------       --------

Commitments and Contingencies

Stockholders' Equity
  Common stock, $2.00 par value; 5,000,000 shares authorized;
   4,918,611 shares issued at 3/31/06 and 12/31/05                  9,837          9,837
  Paid-in capital                                                     142            140
  Retained earnings                                                34,053         33,761
  Treasury stock at cost; 377,774 shares at 3/31/06 and 375,948
   at 12/31/05                                                     (2,077)        (2,037)
  Accumulated other comprehensive loss                               (168)           (98)
                                                                 --------       --------
      Total stockholders' equity                                   41,787         41,603
                                                                 --------       --------

      Total liabilities and stockholders' equity                 $371,965       $374,746
                                                                 ========       ========

See accompanying notes to the unaudited consolidated financial statements

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)


                                                               Three Months Ended
                                                                    March 31,
                                                                2006         2005
                                                                ----         ----
                                                             (Dollars in thousands
                                                             except Per Share Data)

Interest income
  Interest and fees on loans                                 $   5,451    $   4,639
  Interest on debt securities
    Taxable                                                        298          349
    Tax exempt                                                      49           53
  Dividends                                                         23           19
  Interest on federal funds sold and overnight deposits             26           13
  Interest on interest bearing deposits in banks                    79           59
                                                             ---------    ---------
      Total interest income                                      5,926        5,132
                                                             ---------    ---------

Interest expense
  Interest on deposits                                           1,240          765
  Interest on borrowed funds                                       207           94
                                                             ---------    ---------
      Total interest expense                                     1,447          859
                                                             ---------    ---------

      Net interest income                                        4,479        4,273

Provision for loan losses                                           45            -

      Net interest income after provision for loan losses        4,434        4,273

Noninterest income
  Trust income                                                      71           65
  Service fees                                                     706          674
  Net gains on sales of investment securities                        3            -
  Net gains on sales of loans held for sale                         92           96
  Other income                                                      74           50
                                                             ---------    ---------
      Total noninterest income                                     946          885
                                                             ---------    ---------

Noninterest expenses
  Salaries and wages                                             1,494        1,377
  Pension and employee benefits                                    577          515
  Occupancy expense, net                                           203          204
  Equipment expense                                                256          268
  Other expenses                                                   867          817
                                                             ---------    ---------
      Total noninterest expense                                  3,397        3,181
                                                             ---------    ---------

  Income before provision for income taxes                       1,983        1,977

Provision for income taxes                                         510          582
                                                             ---------    ---------

  Net income                                                 $   1,473    $   1,395
                                                             =========    =========

Earnings per common share                                    $    0.32    $    0.31
                                                             =========    =========

Weighted average number of common
 shares outstanding                                          4,541,507    4,554,663
                                                             =========    =========

Dividends per common share                                   $    0.26    $    0.64
                                                             =========    =========

See accompaning notes to the unaudited consolidated financial statements

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)


                                                  Common Stock
                                               ------------------                                    Accumulated
                                                Shares,                                                  other           Total
                                                net of              Paid-in    Retained   Treasury   comprehensive   stockholders'
                                               Treasury    Amount   capital    earnings     stock         loss           equity
                                               --------    ------   -------    --------   --------   -------------   -------------
                                                                             (Dollars in Thousands)


Balances, December 31, 2005                    4,542,663   $9,837    $140      $33,761    $(2,037)       $ (98)         $41,603

Comprehensive income:
  Net income                                           -        -       -        1,473          -            -            1,473
  Change in net unrealized loss on
   investment securities available-for-sale,
   net of reclassification adjustment and
   tax effects                                         -        -       -            -          -          (70)             (70)

  Total comprehensive income                           -        -       -            -          -            -            1,403

Cash dividends declared
 ($0.26 per share)                                     -        -       -       (1,181)         -            -           (1,181)

Issuance of stock options                              -        -       2            -          -            -                2

Purchase of treasury stock                        (1,826)       -       -            -        (40)           -              (40)
                                               ---------   ------    ----      -------    -------        -----          -------
Balances, March 31, 2006                       4,540,837   $9,837    $142      $34,053    $(2,077)       $(168)         $41,787
                                               =========   ======    ====      =======    =======        =====          =======

See accompanying notes to the unaudited consolidated financial statements

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                               Three Months Ended
                                                             ----------------------
                                                             March 31,    March 31,
                                                                2006         2005
                                                                ----         ----
                                                             (Dollars in thousands)

Cash Flows From Operating Activities
  Net Income                                                 $ 1,473      $ 1,395
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation                                                 184          198
    Provision for loan losses                                     45            -
    Provision for deferred income taxes                           53            -
    Net amortization on investment securities                     22           45
    Equity in losses of limited partnerships                     110           40
    Issuance of stock options                                      2            -
    Decrease in unamortized loan fees                            (14)          (8)
    Proceeds from sales of loans held for sale                 6,802        6,642
    Origination of loans held for sale                        (1,954)      (3,488)
    Net gain on sales of investment securities                    (3)           -
    Net gain on sales of loans held for sale                     (92)         (96)
    Net gain on disposals of premises and equipment               (7)          (1)
    Decrease (increase) in accrued interest receivable           158         (103)
    Decrease in other assets                                       9           93
    Increase in income taxes                                     382          382
    Increase in accrued interest payable                         148           60
    Increase in other liabilities                                 89          442
                                                             -------      -------
      Net cash provided by operating activities                7,407        5,601
                                                             -------      -------

Cash Flows From Investing Activities
  Interest bearing deposits in banks
    Maturities and redemptions                                 1,299          693
    Purchases                                                      -          (92)
  Investment securities available-for-sale
    Sales                                                        455        1,437
    Maturities, calls and paydowns                             1,441        2,248
    Purchases                                                      -         (999)
  Purchase of Federal Home Loan Bank Stock                      (199)           -
  Increase in loans, net                                      (8,550)        (724)
  Recoveries of loans charged off                                 40           22
  Purchases of premises and equipment                           (394)        (354)
  Investments in limited partnerships                              -         (142)





                                                               Three Months Ended
                                                             ----------------------
                                                             March 31,    March 31,
                                                                2006         2005
                                                                ----         ----
                                                             (Dollars in thousands)

  Proceeds from sales of premises and equipment                    8            1
      Net cash (used in) provided by investing activities     (5,900)       2,090
                                                             -------      -------

Cash Flows From Financing Activities
  (Decrease) increase in borrowings outstanding, net            (379)       1,521
  Net decrease in non-interest bearing deposits               (4,800)      (4,154)
  Net increase (decrease) in interest bearing deposits         1,595       (4,058)
  Purchase of treasury stock                                     (40)           -
  Dividends paid                                              (1,181)      (2,915)
                                                             -------      -------

      Net cash used in financing activities                   (4,805)      (9,606)
                                                             -------      -------

      Decrease in cash and cash equivalents                   (3,298)      (1,915)

Cash and cash equivalents
  Beginning                                                   14,208       21,117
                                                             -------      -------

  Ending                                                     $10,910      $19,202
                                                             =======      =======

Supplemental Disclosures of Cash Flow Information
  Interest paid                                              $ 1,299      $   799
                                                             =======      =======

  Income taxes paid                                          $    75      $   200
                                                             =======      =======

Supplemental Schedule of Noncash Investing and
 Financing Activities

  Investment in limited partnerships acquired by capital
   contributions payable                                           -      $   748
                                                             =======      =======

  Change in unrealized losses on investment
   securities available-for-sale                             $  (107)     $  (406)
                                                             =======      =======

See accompanying notes to the unaudited consolidated financial statements

UNION BANKSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS:

Note 1.  Basis of Presentation
The accompanying interim unaudited consolidated financial statements of Union Bankshares, Inc. (the Company) for the interim periods ended March 31, 2006 and 2005, and for the quarters then ended have been prepared in conformity with U.S. generally accepted accounting principles (GAAP), general practices within the banking industry, and the accounting policies described in the Company's Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of the Company's management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein have been made. This information should be read in conjunction with the Company's 2005 Annual Report to Shareholders, 2005 Annual Report on Form 10-K, and current reports on Form 8-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ended December 31, 2006, or any other interim period.

Certain amounts in the 2005 consolidated financial statements have been reclassified to conform to the 2006 presentation.

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

Note 4.  New Accounting Pronouncements
On March 17, 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 156, Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. It requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable. It permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and liabilities and requires additional disclosures in the financial statements under the fair value measurement method. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006, with early adoption permitted. The Company does not believe the adoption of SFAS No. 156 will have a material impact on the Company's financial position or results of operations but is still in the process of analyzing that impact.

Note 5.  Stock Option Plan
In December 2005 the Company adopted SFAS No. 123R Share Based Payment using the modified prospective application. Under SFAS 123R, the Company must recognize as compensation expense the grant date fair value of stock-based awards over the vesting period of the awards. Prior to the adoption of SFAS No. 123R the Company accounted for its stock option plan in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees as allowed under SFAS No. 123 Accounting for Stock-Based Compensation. Under APB Opinion No. 25, the Company provided pro forma net income disclosures for employee stock-based awards granted on or after January 1, 1995 as if the fair value based method defined in SFAS No. 123 had been applied.

Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123R, the effects on net income and earnings per common share for the quarter ended March 31, 2005 would have been:


                                                                        2005
                                                                        ----

Net income as reported                                                 $1,395
Deduct: Total stock-based compensation expense determined under
 fair value based method for all awards, net of related tax effects         -
                                                                       ------
Pro forma net income                                                   $1,395
                                                                       ======
Earnings per common share
  As reported                                                          $0.31
  Pro forma                                                            $0.31

Note 6.  Defined Benefit Pension Plan
Union Bank (Union), the Company's bank subsidiary sponsors a non-contributory defined benefit pension plan covering all eligible employees. The plan provides defined benefits based on years of service and final average salary.

Net periodic pension benefit cost for the three month period ended March 31, 2006 and 2005 consisted of the following components:


                                                     2006      2005
                                                     ----      ----
                                                 (Dollars in thousands)

Service cost                                        $ 110     $ 116
Interest cost on projected benefit obligation         131       121
Expected return on plan assets                       (124)     (107)
Amortization of prior service cost                      1         2
Amortization of net loss                               21        15
                                                    -----     -----
Net periodic benefit cost                           $ 139     $ 147
                                                    =====     =====

Note 7.  Other Comprehensive Loss
The components of other comprehensive loss and related tax effects for the three month periods ended March 31, 2006 and 2005 are as follows:


                                                                2006      2005
                                                                ----      ----
                                                            (Dollars in thousands)

Unrealized holding losses on investment
 securities available-for-sale                                 $(103)    $(406)
Reclassification adjustment for gains realized in income          (3)        -
Net unrealized losses                                           (106)     (406)
Tax effect                                                        36       138
                                                               -----     -----
Net of tax amount                                              $ (70)    $(268)
                                                               =====     =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

                                   GENERAL

The following discussion and analysis by management focuses on those factors that had a material effect on Union Bankshares, Inc.'s (the Company's) financial position as of March 31, 2006, and as of December 31, 2005, and its results of operations for the three months ended March 31, 2006 and 2005. This discussion is being presented to provide a narrative explanation of the financial statements and should be read in conjunction with the financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company's Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of Company's management, the interim unaudited data reflects all adjustments, consisting only of normal recurring adjustments, and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim period. Management is not aware of the occurrence of any events after March 31, 2006, which would materially affect the information presented.

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

Forward-looking statements reflect management's current expectations and are subject to uncertainties, both general and specific, and risk exists that those predictions, forecasts, projections and other estimates contained in forward-looking statements will not be achieved. When management uses any of the words "believes," "expects," "anticipates," "intends," "plans," "seeks," "estimates", or similar expressions, they are making forward-looking statements. Many possible events or factors, including those beyond the control of management, could affect the future financial results and performance of the Company. This could cause results or performance to differ materially from those expressed in forward-looking statements. The possible events or factors that might affect forward-looking statements include, but are not limited to, the following:

*     uses of monetary, fiscal, and tax policy by various governments;
* political, legislative, or regulatory developments in Vermont, New Hampshire, or the United States including changes in laws concerning accounting, taxes, banking, and other aspects of the financial services industry;
* developments in general economic or business conditions nationally, in Vermont, or in northern New Hampshire, including interest rate fluctuations, market fluctuations and perceptions, job creation and unemployment rates, ability to attract new business, and inflation and their effects on the Company or its customers;
* changes in the competitive environment for financial services organizations, including increased competition from tax-advantaged credit unions;
*     the Company's ability to retain key personnel;
* changes in technology, including demands for greater automation which could present operational issues or significant capital outlays;
* acts or threats of terrorism or war, and actions taken by the United States or other governments that might adversely affect business or economic conditions for the Company or its customers;
* adverse changes in the securities market which could adversely affect the value of the Company's stock;

* unanticipated lower revenues or increased cost of funds, loss of customers or business, or higher operating expenses;
* the failure of assumptions underlying the establishment of the allowance for loan losses and estimations of values of collateral and various financial assets and liabilities;
* the amount invested in new business opportunities and the timing of these investments
* the failure of actuarial, investment, work force, salary, and other assumptions underlying the establishment of reserves for future pension costs or changes in legislative or regulatory requirements;
* future cash requirements might be higher than anticipated due to loan commitments or unused lines of credit being drawn upon or depositors withdrawing their funds;
* assumptions made regarding interest rate movement and sensitivity could vary substantially if actual experience differs from historical experience which could adversely affect the Company's results of operations; and
* the creditworthiness of current loan customers is different from management's understanding or changes dramatically and therefore the allowance for loan losses becomes inadequate.

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

                        CRITICAL ACCOUNTING POLICIES

The Company has established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company's financial statements. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the reported amount of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying related notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company has identified the accounting policies and judgments most critical to the Company. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from estimates and have a material impact on the carrying value of assets, liabilities, or the results of operations of the Company.

The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements. In estimating the allowance for loan losses, management utilizes historical experience as well as other factors including the effect of changes in the local real estate market on collateral values, the effect on the loan portfolio of current economic indicators and their probable impact on borrowers and changes in delinquent, nonperforming or impaired loans. Changes in these factors may cause management's estimate of the allowance for loan losses to increase or decrease and result in adjustments to the Company's provision for loan losses in future periods. The Company also has other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding the results including the liability for the defined benefit pension plan, valuation of deferred tax assets and analysis of potential impairment of investment securities. For additional information see FINANCIAL CONDITION - Allowance for Loan Losses below. Although management believes that its estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

                                  OVERVIEW

The Company's net income was $1.473 million for the three months ended March 31, 2006, compared with net income of $1.395 million for the same period of 2005, or a 5.6% increase between years. The increase in net interest income of $206 thousand was achieved despite a one-time negative adjustment of $115 thousand ($76 thousand, after-tax) to reflect the cumulative effect of inadvertent errors made in prior periods on the accrual of interest for accounting purposes on certain loans. Also contributing to net income for the quarter were non-interest income of $61 thousand along with the decrease in income tax expense due to increased federal income tax credits available as a result of limited partnership investments in affordable housing projects and the increase in non-taxable municipal income between quarters. Income earned for the quarter was partially offset by the increase of $216 thousand in non-interest expenses and the $45 thousand provision for loan losses. For additional information see quarterly results analysis beginning on page 16.

The Company's total assets decreased from $375 million at December 31, 2005, to $372 million at March 31, 2006, a decrease of 0.8%. This is a normal seasonal decrease for the Company. Loans and loans held for sale increased $3.8 million, net of the sale of $6.7 million in residential real estate loans during the first quarter of 2006 reflecting the continuing high demand for loans despite rising interest rates. Investment securities available-for-sale decreased $2.0 million, as total deposits experienced a seasonal decrease of $3.2 million (or 1%) during the first quarter of 2006 and maturities in the investment portfolio and interest-bearing deposits in banks were utilized to fund loan demand. The increase in loans was also funded by a decrease in interest bearing deposits in banks of $1.3 million and a decrease in cash and due from banks of $3.3 million.

The following per share information and key ratios depict several measurements of performance or financial condition for or at the three months ended March 31, 2006 and 2005, respectively:


                                              2006              2005
                                              ----              ----

Return on average assets (ROA) (1)             1.58%             1.60%
Return on average equity (ROE) (1)            14.19%            13.86%
Net interest margin (1)(2)                     5.29%             5.37%
Efficiency ratio (3)                          61.74%            61.67%
Net interest spread (4)                        4.87%             5.07%
Loan to deposit ratio                        100.29%            92.04%
Net loan charge-offs to average loans
 not held for sale                            (0.04%)               -
Allowance for loan losses to loans not
 held for sale                                 1.02%             1.13%
Non-performing assets to total assets          1.24%             0.59%
Equity to assets                              11.23%            11.48%
Total capital to risk weighted assets         17.24%            18.14%
Book value per share                          $9.20             $8.92
Earnings per share                            $0.32             $0.31
Dividends paid per share (5)                  $0.26             $0.64
Dividend payout ratio (6)                     81.25%           208.96%

--------------------
<F1>  Annualized
<F2>  The ratio of tax equivalent net interest income to average earning assets.
<F3>  The ratio of noninterest expense to net interest income plus noninterest income excluding securities gains and losses.
<F4>  The difference between the average rate earned on assets minus the average rate paid on liabilities.
<F5>  Includes a $0.40 special cash dividend in 2005.
<F6>  Cash dividends declared and paid per share divided by consolidated net income per share.

The prime interest rate rose two times during the first three months of 2006, and eight times during 2005, by 25 basis points each time, to stand at 7.75% as of March 31, 2006 from its 5.25% level as of December 31, 2004. This is the highest the prime rate had been since April 18, 2001. The Company's net interest margin declined 8 basis points and net interest spread declined 20 basis points during the first quarter of 2006 compared to the first quarter of 2005. These declines were primarily the result of the average interest rates paid on shorter-term deposits and borrowings rising more than the average interest rate earned on longer term loans in response to the increases in the prime rate. In addition traditional and nontraditional financial institutions in the Company's market are competing aggressively for core deposit dollars.

                            RESULTS OF OPERATIONS

Net Interest Income. The largest component of the Company's operating income is net interest income, which is the difference between interest and dividend income received from interest-earning assets and the interest expense paid on interest-bearing liabilities. The Company's net interest income increased $206 thousand, or 4.8%, to $4.48 million for the three months ended March 31, 2006, from $4.27 million for the three months ended March 31, 2005 despite the one-time negative accounting adjustment to loan interest accruals in prior periods. The net interest spread decreased 20 basis points to 4.87% for the three months ended March 31, 2006, from 5.07% for the three months ended March 31, 2005, as interest rates paid on liabilities and earned on assets both moved upward in response to the increases in the prime rate, but as the yield curve continued to flatten, the interest rates on short term and nonmaturity deposits moved up more quickly. The net interest margin for the first quarter of 2006 decreased 8 basis points to 5.29% from the 2005 period at 5.37% reflecting a rising rate environment in which interest rates paid on liabilities rose at a faster pace than interest rates earned on assets. A decrease in prime rate would not necessarily be beneficial to the Company in the near term, see "OTHER FINANCIAL CONSIDERATIONS - Market Risk and Asset and Liability Management."

Yields Earned and Rates Paid. The following table shows, for the periods indicated, the total amount of income recorded from interest-earning assets and the related average yields, the interest expense associated with interest-bearing liabilities, the related average rates paid, and the relative net interest spread and net interest margin. Yield and rate information is calculated on an annualized tax equivalent basis. Yield and rate information for a period is average information for the period, and is calculated by dividing the annualized income or expense item for the period by the average balance of the appropriate balance sheet item during the period. Net interest margin is annualized tax equivalent net interest income divided by average interest-earning assets. Nonaccrual loans are included in asset balances for the appropriate periods, but recognition of interest on such loans is discontinued and any remaining accrued interest receivable is reversed in conformity with federal regulations.


                                                               Three months ended March 31,
                                                          2006                               2005
                                                        Interest    Average                Interest    Average
                                            Average      Earned/     Yield/    Average      Earned/     Yield/
                                            Balance       Paid       Rate      Balance       Paid       Rate
                                            -------     --------    -------    -------     --------    -------
                                                                  (Dollars in thousands)

Average Assets
  Federal funds sold and
   overnight deposits                       $  2,317     $   26      4.44%     $  2,156     $   13      2.48%
  Interest bearing deposits in banks           8,171         79      3.92%        7,398         59      3.25%
  Investment securities (1), (2)              31,539        355      4.78%       39,543        410      4.38%
  Loans, net (1), (3)                        305,883      5,451      7.30%      276,413      4,639      6.85%
  FHLB of Boston stock                         1,396         15      4.34%        1,241         11      3.52%
                                            --------     ------      ----      --------     ------      ----
Total interest-earning assets (1)            349,306      5,926      6.97%      326,751      5,132      6.43%

Cash and due from banks                       10,353                             13,617
Premises and equipment                         6,058                              5,214
Other assets                                   8,094                              7,388
                                            --------                           --------
      Total assets                          $373,811                           $352,970
                                            ========                           ========

Average Liabilities and
 Stockholders' Equity:
  NOW accounts                              $ 52,265     $   82      0.63%     $ 45,178     $   51      0.46%
  Savings/money market accounts              107,378        391      1.48%      110,375        241      0.89%
  Time deposits                              101,401        767      3.07%       90,326        473      2.12%
  Borrowed funds                              18,226        207      4.54%        9,142         94      4.12%
                                            --------     ------      ----      --------     ------      ----
      Total interest-bearing liabilities     279,270      1,447      2.10%      255,021        859      1.36%

Non-interest bearing deposits                 49,044                             53,909
Other liabilities                              3,967                              3,220
                                            --------                           --------
      Total liabilities                      332,281                            312,150

Stockholders' equity                          41,530                             40,820
                                            --------                           --------
      Total liabilities and
       stockholders' equity                 $373,811                           $352,970
                                            ========                           ========
                                                         ------                             ------
Net interest income                                      $4,479                             $4,273
                                                         ======                             ======

Net interest spread (1)                                              4.87%                              5.07%
                                                                     ====                               ====

Net interest margin (1)                                              5.29%                              5.37%
                                                                     ====                               ====

--------------------
<F1>  Average yields reported on a tax-equivalent basis.
<F2>  Average balances of investment securities are calculated on the amortized cost basis.
<F3>  Includes loans held for sale and is net of unearned income and allowance for loan losses.

Rate/Volume Analysis. The following tables describe the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities information is provided on changes attributable to:

*     changes in volume (change in volume multiplied by prior rate);
*     changes in rate (change in rate multiplied by current volume); and
*     total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.


                                                 Three Months Ended March 31, 2006
                                                            Compared to
                                                Three Months Ended March 31, 2005
                                               Increase/(Decrease) Due to Change In
                                               ------------------------------------
                                               Volume          Rate           Net
                                               ------          ----           ---
                                                      (Dollars in thousands)

Interest-earning assets:
  Federal funds sold and overnight deposits    $   1           $ 12          $ 13
  Interest bearing deposits in banks               6             14            20
  Investment securities                         (101)            46           (55)
  Loans, net                                     505            307           812
  FHLB of Boston stock                             1              3             4
                                                ----           ----          ----
      Total interest-earning assets              412            382           794

Interest-bearing liabilities:
  NOW accounts                                     9             22            31
  Savings/money market accounts                   (7)           157           150
  Time deposits                                   64            230           294
  Borrowed funds                                 103             10           113
                                                ----           ----          ----
      Total interest-bearing liabilities         169            419           588
                                                ----           ----          ----
Net change in net interest income              $ 243           $(37)         $206
                                               =====           ====          ====

Quarter Ended March 31, 2006, compared to Quarter Ended March 31, 2005.

Interest and Dividend Income. The Company's interest and dividend income increased $794 thousand, or 15.5%, to $5.9 million for the three months ended March 31, 2006, from $5.1 million for the three months ended March 31, 2005, with average earning assets increasing $22.5 million, or 6.9%, to $349.3 million for the three months ended March 31, 2006, from $326.8 million for the three months ended March 31, 2005. The increase in interest income resulting from the rise in average earning assets was augmented by the higher rates earned on all categories of earning assets in 2006 versus 2005. The 15.5% increase in interest income for the first quarter of 2006 compared to the first quarter of 2005 was also achieved despite the one-time negative accounting adjustment to loan interest accruals from prior periods. Average loans approximated $305.9 million at an average yield of 7.3% for the three months ended March 31, 2006, up $29.5 million from $276.4 million at an average yield of 6.85% for the three months ended March 31, 2005, or a 10.7% increase in volume and a 45 basis point increase in yield. Quarterly average loans secured by real estate increased $23.6 million, or 10.0%, to $259.9 million for the first quarter of 2006, from $236.3 million for the first quarter of 2005. This increase was the result of strong demand for residential and commercial real estate in the Company's market including the Company's increased presence in Franklin County in Vermont resulting from the opening of a loan production office in St. Albans, Vermont, during the first quarter of 2005. This demand was influenced in part by low long-term interest rates, and high demand and prices in the Chittenden County, Vermont market, which is contiguous to the Company's markets, and is fueling growth in the Company's market. Municipal loans increased $3.5 million, or 25.5%, to an average of $17.3 million in 2006 from an average of $13.8 million in 2005. Average commercial loans increased $2.9 million, or 13.6%, to $23.9 million for 2006 compared to $21.0 million for 2005.

The average balance of investments (including mortgage-backed securities) decreased $8.0 million or 20.2%, to $31.5 million for the three months ended March 31, 2006, from $39.5 million for the three months ended March 31, 2005. The decrease in the investment portfolio in 2006 reflects the continuing growth in the loan portfolio and the seasonal declines in deposits. The average level of federal funds sold and overnight deposits increased $161 thousand, or 7.5%, to $2.3 million for the three months ended March 31, 2006, from $2.2 million for the three months ended March
31, 2005.   Interest income from non-loan instruments was $475 thousand for the first quarter of 2006 and $493 thousand for the same period of 2005, reflecting the overall increase in yields offset by the overall decrease in volume.

Interest Expense. The Company's interest expense increased $588 thousand, or 68.5%, to $1.4 million for the three months ended March 31, 2006, from $859 thousand for the three months ended March 31, 2005. Average interest-bearing liabilities increased $24.2 million, or 9.5%, to $279.3 million for the three months ended March 31, 2006, from $255.0 million for the three months ended March 31, 2005, and the average rate paid increased 74 basis points to 2.1% from 1.4% for the three months ended March 31, 2006 and 2005, respectively. Average time deposits were $101.4 million for the three months ended March 31, 2006, and $90.3 million for the three months ended March 31, 2005, or an increase of 12.3%. The average rate paid on time deposits increased 95 basis points, to 3.1% from 2.1% for the three months ended March 31, 2006 and 2005, respectively. The average balances for money market and savings accounts decreased $3.0 million, or 2.7%, to $107.4 million for the three months ended March 31, 2006, from $110.4 million for the three months ended March 31, 2005. A $7.1 million, or 15.7%, increase in NOW accounts brought the average balance up to $52.3 million from $45.2 million. The period over period increase in NOW accounts reflects changes made in 2005 to the Company's deposit product offerings. During the second quarter of 2005, as part of the new deposit product launch, some legacy account products that did not pay interest were converted to new deposit products that pay interest. The account conversions resulted in the transfer of over $6 million from demand deposits to interest bearing checking account (NOW's) products.

The average balance of funds borrowed increased from $9.1 million for the three months ended March 31, 2005, to $18.2 million for the three months ended March 31, 2006, while the average rate paid on those funds rose from 4.1% to 4.5% between years. These borrowings were used to fund strong continued loan growth, and to manage cash flow and liquidity, as deposits during the quarter experienced a seasonal decline from year-end levels.

Noninterest income. The following table sets forth changes from the first three months of 2005 to the first three months of 2006 for components of noninterest income:


                                                 For The Three Months Ended March 31,
(dollars in thousands)                         2006    2005    $ Variance    % Variance
                                               ----    ----    ----------    ----------

Trust income                                   $ 71    $ 65       $ 6            9.2
Service fees                                    706     674        32            4.8
Net gains on sales of investment securities       3       -         3          100.0
Net gains on sales of loans held for sale        92      96        (4)          (4.2)
Other                                            74      50        24           48.0
                                               ----    ----       ---          -----
      Total noninterest income                 $946    $885       $61            6.9
                                               ====    ====       ===

Trust income. The increase resulted primarily from increases in regular fee income which is based on the market value of assets managed.

Service fees. The increase resulted primarily from increases in overdraft fees of $38 thousand, or 19.0%, and ATM usage fees of $14 thousand, or 9.2%, partially offset by a decline in deposit service charges of $26 thousand, or 27.8%, which resulted from the introduction, during the first quarter of 2005, of a group of retail deposit products that generally are not charged monthly service fees.

Other. The increase is primarily due to the increase in net mortgage servicing rights income.

Noninterest expense. The following table sets forth changes from the first three months of 2005 to the first three months of 2006 for components of noninterest expense:


                                      For The Three Months Ended March 31,
(dollars in thousands)             2006      2005     $ Variance    % Variance
                                   ----      ----     ----------    ----------

Salaries and wages                $1,494    $1,377       $117          8.5
Pension and employee benefits        577       515         62         12.0
Occupancy expense, net               203       204         (1)        (0.5)
Equipment expense                    256       268        (12)        (4.5)
Equity in losses of affordable
 housing investments                 109        40         69        172.5
Other                                758       777        (19)        (2.4)
                                  ------    ------       ----
TOTAL                             $3,397    $3,181       $216          6.8
                                  ======    ======       ====

Salaries and wages and related expenses. The increase in 2006 over 2005 was due primarily to regular salary activity, the expansion of the Littleton, New Hampshire loan production office to a full service branch during the first quarter of 2006, increases in related payroll taxes, 401(k) contributions, and an increase in the Company's medical insurance costs.

Amortization of investments in affordable housing projects. These expenses increased due primarily to amortization of new investments in affordable housing projects. The Company invested in two affordable housing projects during 2005 which resulted in the increase in expense for 2006 versus 2005. The Company receives income tax credits from these investments.

Income Tax Expense. The Company has provided for current and deferred federal income taxes for the current and all prior periods presented. The Company's provisions for income taxes decreased $72 thousand, or 12.4%, to $510 thousand for the three months ended March 31, 2006, from $582 thousand for the same period in 2005. The Company's effective tax rate decreased 3.7% to 25.7% for the three months ended March 31, 2006, from 29.4% for the same period in 2005. This is the result of the increase in low income housing tax credits related to the Company's limited partnership investments in two new affordable housing projects in its market area during 2005 and an increase in non-taxable municipal income which were partially offset by the increase in federal income taxes resulting from increased taxable income.

                             FINANCIAL CONDITION

At March 31, 2006, the Company had total consolidated assets of $372.0 million, including gross loans and loans held for sale ("total loans") of $311.0 million, deposits of $310.1 million and stockholders' equity of $41.8 million. The Company's total assets experienced a seasonal decrease of $2.8 million or 0.7% to $372.0 million at March 31, 2006, from $374.7 million at December 31, 2005. This decrease reflects the sale of $6.7 million in loans held for sale during the first quarter of 2006 and the utilization of funds from maturing interest-bearing deposits in banks and investment securities to fund continuing loan demand, as deposits experienced a seasonable decline during the quarter. Net loans were $305.9 million, or 82.2% of total assets at March 31, 2006, as compared to $297.5 million, or 79.4% of total assets at December 31, 2005. Cash and cash equivalents, including federal funds sold and overnight deposits, decreased $3.3 million, or 23.2%, to $10.9 million at March 31, 2006, from $14.2 million at December 31, 2005. Interest bearing deposits in banks decreased $1.3 million or 15.1% from $8.6 million at December 31, 2005 to $7.3 million at March 31, 2006 as maturing funds have been utilized to fund loan demand.

Investment securities available-for-sale decreased from $32.4 million at December 31, 2005, to $30.4 million at March 31, 2006, a $2.0 million, or 6.2%, decrease. Securities maturing have not been replaced dollar for dollar in order to fund loan demand.

Deposits decreased $3.2 million, or 1.0%, to $310.1 million at March 31, 2006, from $313.3 million at December 31, 2005. The decrease in deposits is a normal seasonal occurrence for the Company. Noninterest bearing accounts decreased $4.8 million, or 9.1%, from $52.6 million at December 31, 2005, to $47.8 million at March 31, 2006, while interest bearing deposits increased $1.6 million, or 0.6%, as depositors appear to be beginning to take advantage of increasing deposit rates. (See average balances and rates in the Yields Earned and Rates Paid table on Page 14). Total borrowings decreased $379 thousand to $15.9 million at March 31, 2006, from $16.3 million at December 31, 2005.

Total capital increased from $41.6 million at December 31, 2005 to $41.8 million at March 31, 2006, reflecting net income of $1.5 million for the first three months of 2006, less the regular cash dividend paid of $1.2 million, the purchase of Treasury stock totaling $40 thousand and an increase of $70 thousand in accumulated other comprehensive loss. (see Capital Resources section on Page 29).

Loans Held for Sale and Loan Portfolios. The Company's total loans primarily consist of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. As of March 31, 2006, the Company's total loan portfolio was $311.0 million, or 83.6% of assets, up from $307.2 million, or 82.0% of assets as of December 31, 2005, and from $277.9 million or 78.8% of assets as of March 31, 2005. Total loans have increased $3.8 million or 1.2% and portfolio loans have increased $8.5 million or 2.8% since December 31, 2005. The Company sold $6.7 million of loans held for sale during the first quarter of 2006 resulting in a gain on sale of loans of $92 thousand, compared with loan sales of $6.5 million and related gain on sale of loans of $9.6 thousand for the first quarter of 2005.

The following table shows information on the composition of the Company's total loan portfolio as of March 31, 2006 and December 31, 2005:


Loan Type                                  March 31, 2006        December 31, 2005
---------                                ------------------     ------------------
                                                   (Dollars in thousands)
                                          Amount     Percent     Amount     Percent
                                          ------     -------     ------     -------

Residential real estate                  $116,151      37.3     $106,470      34.7
Construction real estate                   15,856       5.1       18,066       5.9
Commercial real estate                    131,377      42.2      130,483      42.5
Commercial                                 20,592       6.6       20,650       6.7
Consumer                                    7,671       2.5        7,999       2.6
Municipal loans                            17,570       5.7       17,009       5.5
Loans Held for Sale                         1,791       0.6        6,546       2.1
                                         --------     -----     --------     -----
      Total loans                         311,008     100.0      307,223     100.0

Deduct:
Allowance for loan losses                  (3,147)                (3,071)
Unearned net loan fees                       (139)                  (152)
                                         --------               --------
      Net loans & Loans Held for Sale    $307,722               $304,000
                                         ========               ========

The Company originates and sells some residential mortgages into the secondary market, with most such sales made to the Federal Home Loan Mortgage Corporation (FHLMC) and the Vermont Housing Finance Agency (VHFA). The Company services a $225.4 million residential real estate mortgage portfolio, approximately $83.2 million of which was serviced for unaffiliated third parties at March 31, 2006. Additionally, the Company originates commercial real estate and commercial loans under various SBA programs that provide an agency guarantee for a portion of the loan amount. The Company occasionally sells the guaranteed portion of the loan to other financial concerns and will retain servicing rights, which generates fee income. The Company serviced $4.6 million of commercial and commercial real estate loans for unaffiliated third parties as of March 31, 2006. The Company capitalizes servicing rights on these fees and recognizes gains and losses on the sale of the principal portion of these loans as they occur. The unamortized balance of servicing rights on loans sold with servicing retained was $323 thousand at March 31, 2006, with an estimated market value in excess of their carrying value.

In the ordinary course of business, the Company occasionally participates out a portion of commercial/commercial real estate loans to other financial institutions for liquidity or credit concentration management purposes. The total of loans participated out as of March 31, 2006 was $7.7 million.

Asset Quality. The Company, like all financial institutions, is exposed to certain credit risks including those related to the value of the collateral that secures its loans and the ability of borrowers to repay their loans. Management closely monitors the Company's loan and investment portfolios and other real estate owned for potential problems and reports to the Company's and the subsidiary's Boards of Directors at regularly scheduled meetings.

The Company's loan review procedures include a credit quality assurance process that begins with approval of lending policies and underwriting guidelines by the Board of Directors and includes a loan review department supervised by an experienced, former regulatory examiner, low individual lending limits for officers, Board approval for large credit relationships and a quality control process for loan documentation that includes post-closing reviews. The Company also maintains a monitoring process for credit extensions. The Company performs periodic concentration analyses based on various factors such as industries, collateral types, large credit sizes, and officer portfolio loads. The Company has established underwriting guidelines to be followed by its officers, exceptions are required to be approved by a senior loan officer or the Board of Directors. The Company monitors its delinquency levels for any negative or adverse trends. There can be no assurance, however, that the Company's loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general or local economic conditions.

Restructured loans include the Company's troubled debt restructurings that involved forgiving a portion of interest or principal on any loans, refinancing loans at a rate materially less than the market rate, rescheduling loan payments, or granting other concessions to a borrower due to financial or economic reasons related to the debtor's financial difficulties. Restructured loans do not include qualifying restructured loans that have complied with the terms of their restructure agreement for a satisfactory period of time. Restructured loans in compliance with modified terms totaled $21 thousand at both March 31, 2006 and December 31, 2005. There were two restructured loans with balances of $117 thousand and $121 thousand at March 31, 2006 and December 31, 2005, respectively, that were not in compliance with their modified terms. These restructured loans were a result of rescheduling loan payments. At March 31, 2006, the Company was not committed to lend any additional funds to borrowers whose terms have been restructured.

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

The Company had loans on nonaccrual status totaling $1.3 million, or 0.43% of gross loans at March 31, 2006, $1.3 million, or 0.42%, at December 31, 2005, and $1.3 million, or 0.47%, at March 31, 2005. The aggregate interest income not recognized on such nonaccrual loans amounted to approximately $270 thousand and $358 thousand as of March 31, 2006 and 2005, respectively and $268 thousand as of December 31, 2005.

The Company had $3.3 million in loans past due 90 days or more and still accruing at both March 31, 2006, and December 31, 2005. Certain loans past due 90 days or more and still accruing interest are covered by guarantees of U.S. Government or state agencies. Approximately $1.9 million of the balances in this category are covered by such guarantees at March 31, 2006. The balance in loans past due 90 days or more and still accruing interest at both dates is primarily due to three commercial real estate loan relationships that management is monitoring closely. At March 31, 2006, and December 31, 2005, respectively, the Company had internally classified certain loans totaling $2.6 million and $2.8 million. In management's view, such loans represent a higher degree of risk and could become nonperforming loans in the future. While still on a performing status, in accordance with the Company's credit policy, loans are internally classified when a review indicates any of the following conditions makes the likelihood of collection uncertain:

      *  the financial condition of the borrower is unsatisfactory;
      *  repayment terms have not been met;
      * the borrower has sustained losses that are sizable, either in absolute terms or relative to net worth;
      *  confidence is diminished;
      *  loan covenants have been violated;
      *  collateral is inadequate; or
      *  other unfavorable factors are present.

On occasion real estate properties are acquired through or in lieu of loan foreclosure. These properties are to be sold and are initially recorded at the lesser of the recorded loan or fair value via an appraisal for more significant properties and management's estimate for minor properties at the date of acquisition establishing a new carrying basis. The Company had no property classified as OREO at either March 31, 2006 or December 31, 2005.

Allowance for Loan Losses. Some of the Company's loan customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge off a portion or all of the remaining principal balance due. The Company maintains an allowance for loan losses to absorb such losses. The allowance is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio; however, actual loan losses may vary from current estimates.

Adequacy of the allowance for loan losses is determined using a consistent, systematic methodology, which analyzes the risk inherent in the loan portfolio. In addition to evaluating the collectibility of specific loans when determining the adequacy of the allowance, management also takes into consideration other factors such as changes in the mix and size of the loan portfolio, historic loss experience, the amount of delinquencies and loans adversely classified, industry trends, and the impact of the local and regional economy on the Company's borrowers. The adequacy of the allowance for loan losses is assessed by an allocation process whereby specific loss allocations are made against certain adversely classified loans and general loss allocations are made against segments of the loan portfolio which have similar attributes. While the Company allocates the allowance for loan losses based on the percentage category to total loans, the portion of the allowance for loan losses allocated to each category does not represent the total available for future losses which may occur within the loan category since the total allowance for possible loan losses is a valuation reserve applicable to the entire portfolio.

The allowance is increased by a provision for loan losses, which is charged to earnings, and reduced by charge-offs, net of recoveries. The provision for loan losses represents the current period credit cost associated with maintaining an appropriate allowance for loan losses. Based on an evaluation of the loan portfolio, management presents a quarterly analysis of the allowance to the Board of Directors, indicating any changes in the allowance since the last review and any recommendations as to adjustments in the allowance. Additionally, various regulatory agencies periodically review the Company's allowance as an integral part of their examination process.

For the quarter ended March 31, 2006, the methodology used to determine the provision for loan losses was unchanged from the prior year. The composition of the Company's loan portfolio remained relatively unchanged from December 31, 2005, and there was no material change in the lending programs or terms during the quarter.

The following table reflects activity in the allowance for loan losses for the three months ended March 31, 2006 and 2005:


                                  Three Months Ended, March 31,
                                  -----------------------------
                                         2006       2005
                                         ----       ----
                                      (Dollars in thousands)

Balance at beginning of period          $3,071     $3,067
Charge-offs:
  Real Estate                                -          3
  Commercial                                 -          -
  Consumer and other                         9         18
                                        ------     ------
      Total charge-offs                      9         21
                                        ------     ------
Recoveries:
  Real Estate                               22         12
  Commercial                                12          -
  Consumer and other                         6         10
                                        ------     ------
      Total recoveries                      40         22
                                        ------     ------
Net recoveries (charge-offs)                31          1
Provision for loan losses                   45          -
                                        ------     ------
Balance at end of period                $3,147     $3,068
                                        ======     ======

The following table shows the internal breakdown of the Company's allowance for loan losses by category of loan (net of loans held for sale) and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:


                                 March 31, 2006     December 31, 2005
                               -----------------    -----------------
                                       (Dollars in thousands)
                               Amount    Percent    Amount    Percent
                               ------    -------    ------    -------

Real Estate
  Residential                  $  626     36.3      $  571      35.4
  Commercial                    1,864     43.7       1,826      43.4
  Construction                    159      5.1         181       6.0
Other Loans
  Commercial                      346      6.7         343       6.9
  Consumer installment            120      2.5         123       2.6
  Municipal, Other and
   Unallocated                     32      5.7          27       5.7
                               ------    -----      ------     -----
  Total                        $3,147    100.0      $3,071       100
                               ======    =====      ======     =====
Ratio of Net Charge Offs to
 Average Loans not held
 for sale (1)                            (0.04)                 0.02
                                         =====                 =====
Ratio of Allowance for Loan
 Losses to Loans not held
 for sale                                 1.02                  1.02
                                         =====                 =====
Ratio of Allowance for Loan
 Losses to non-performing
 loans (2)                               68.22                 66.66
                                         =====                 =====

<F1>  Annualized
<F2>  Non-performing loans include loans in non-accrual status, loans past due 90 days or more and still accruing, and restructured loans.

Not withstanding the categories shown in the table above all funds in the allowance for loan losses are available to absorb loan losses in the portfolio, regardless of loan category.

Management of the Company believes that the allowance for loan losses at March 31, 2006, is adequate to cover losses inherent in the Company's loan portfolio as of such date. However there can be no assurance that the Company will not sustain losses in future periods, which could be greater than the size of the allowance at March 31, 2006. See CRITICAL ACCOUNTING POLICIES. While the Company recognizes that an economic slowdown may adversely impact its borrowers' financial performance and ultimately their ability to repay their loans, management continues to be cautiously optimistic about the key credit indicators from the Company's loan portfolio.

Investment Activities. At March 31, 2006, the reported value of investment securities available-for-sale was $30.4 million or 8.2% of its assets. The Company had no securities classified as held-to-maturity or trading. The reported value of investment securities available-for-sale at March 31, 2006 reflects a negative valuation adjustment of $255 thousand. The offset of this adjustment, net of income tax effect, was an $168 thousand loss reflected in the Company's other comprehensive loss component of stockholders' equity at March 31, 2006.

The amount in Investment securities available-for-sale decreased from $32.4 million at December 31, 2005, to $30.4 million at March 31, 2006, as loan demand remained strong and securities maturing, sold or paying down have not been replaced dollar for dollar.

At December 31, 2005, the Company had twenty-eight debt securities with a fair value of $10.7 million with an unrealized loss of $324 thousand, or 1% of the value of the amortized cost of the entire investment portfolio, that had existed for more than 12 months. The Company sold one security year to date which had been deemed to be other than temporarily impaired as of December 31, 2005.

At March 31, 2006, thirty-four securities with a fair value of $11.9 million or 39.3% of the portfolio have been in a loss position for more than twelve months with unrealized losses totaling $477 thousand. The primary factor causing these unrealized losses is the change in the interest rate environment over the past 21 months especially in the near-term market. Management deems the unrealized losses on all these securities to be temporary since there are no credit quality issues and the Company has the ability to hold these securities, classified as available-for-sale, for the foreseeable future.

Deposits. The following table shows information concerning the Company's average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the periods ended March 31, 2006, and December 31, 2005:


                              Three Months Ended March 31,         Year Ended December 31,
                                          2006                              2005
                            -------------------------------    ------------------------------
                                                  (Dollars in thousands)
                                        Percent                           Percent
                            Average     Of Total    Average    Average    of Total    Average
                             Amount     Deposits      Rate      Amount    Deposits      Rate
                            -------     --------    -------    ------     --------    -------

Non-time deposits:
  Demand deposits           $ 49,044      15.8         -       $ 50,007     16.2          -
  NOW accounts                52,265      16.9       0.63%       51,813     16.8       0.51%
  Money Market accounts       59,493      19.2       2.21%       59,300     19.2       1.60%
  Savings accounts            47,885      15.4       0.57%       50,369     16.4       0.69%
                            --------     -----                 --------    -----
Total non-time deposits:     208,687      67.3       0.92%      211,489     68.6       0.74%
                            --------     -----                 --------    -----
Time deposits:
  Less than $100,000          63,182      20.4       2.79%       61,834     20.1       2.23%
  $100,000 and over           38,219      12.3       3.53%       35,018     11.3       2.98%
                            --------     -----                 --------    -----
Total time deposits          101,401      32.7       3.07%       96,852     31.4       2.50%
                            --------     -----                 --------    -----
Total deposits              $310,088     100.0       1.62%     $308,341    100.0       1.29%
                            ========     =====                 ========    =====

The following table sets forth information regarding the Company's time deposits in amounts of $100,000 or more at March 31, 2006, and December 31, 2005, that mature during the periods indicated:


                         March 31, 2006    December 31, 2005
                         --------------    -----------------
                                (Dollars in thousands)

Within 3 months              $25,816            $11,545
3 to 6 months                  3,800             15,660
6 to 12 months                 8,566              6,941
Over 12 months                 2,187              1,436
                             -------            -------
                             $40,369            $35,582
                             =======            =======

The Company's customers have been opening certificates of deposit to take advantage of increasing time deposit rates. The largest increase in total time deposits over $100,000 between periods was in the municipal deposit category.

Borrowings. Borrowings from the Federal Home Loan Bank of Boston (FHLB) were $15.9 million at March 31, 2006, at a weighted average rate of 4.53%, and $16.3 million at December 31, 2005, at a weighted average rate of 4.51%. The change between year end 2005 and the end of the first quarter 2006 is a net decrease of $379 thousand or 2.3%.

                       OTHER FINANCIAL CONSIDERATIONS

Market Risk and Asset and Liability Management. Market risk is the potential of loss in a financial instrument arising from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company's market risk arises primarily from interest rate risk inherent in its lending, investing, deposit taking and borrowing activities as yields on assets change in a different time period or in a different amount from that of interest costs on liabilities. Many other factors also affect the Company's exposure to changes in interest rates, such as general and local economic and financial conditions, competitive pressures, customer preferences, and historical pricing relationships.

The earnings of the Company and its subsidiary are affected not only by general economic conditions, but also by the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve System. The monetary policies of the Federal Reserve System influence to a significant extent the overall growth of loans, investments, deposits and borrowings; the level of interest rates earned on assets and paid for liabilities; and interest rates charged on loans and paid on deposits. The nature and impact of future changes in monetary policies are often not predictable.

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

Members of ALCO meet at least weekly to set loan and deposit rates, make investment decisions, monitor liquidity and evaluate the loan demand pipeline. Deposit runoff is monitored daily and loan prepayments evaluated monthly. The Company historically has maintained a substantial portion of its loan portfolio on a variable rate basis and plans to continue this Asset/Liability Management (ALM) strategy in the future. Portions of the variable rate loan portfolio have interest rate floors and caps which are taken into account by the Company's ALM modeling software to predict interest rate sensitivity, including prepayment risk. As of March 31, 2006, the investment portfolio was all classified as available-for-sale and the modified duration was relatively short. The Company does not utilize any derivative products or invest in any "high risk" instruments.

The Company's interest rate sensitivity analysis (simulation) as of December 2005 for a 50 basis point increase in the rate environment in 25 basis point increments (Prime at December 31, 2005, was 7.25% and was 7.75% on March 31, 2006), projected the following for the three months ended March 31, 2006, compared to the actual results:


                                       March 31, 2006
                             ---------------------------------
                                                    Percentage
                             Projected    Actual    Difference
                             ---------    ------    ----------
                                   (Dollars in thousands)

      Net Interest Income    $4,572       $4,479       (2.0)
      Net Income             $1,602       $1,473       (8.1)
      Return on Assets         1.77%        1.58%     (10.7)
      Return on Equity        16.01%       14.19%     (11.4)

One of the reasons the actual results were lower than projected is that the simulation model assumed the two 25 basis point increases in prime would happen on the first of February and March respectively while they actually happened on January 31st and March 28th. Another reason for the lower actual results is the rapid rise during the first quarter of 2006 of rates paid on deposits in order to remain competitive.

Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements. The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, interest rate caps and floors written on adjustable rate loans, commitments to participate in or sell loans, and commitments to buy or sell securities. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. For interest rate caps and floors written on adjustable rate loans, the contract or notional amounts do not represent exposure to credit loss. The Company controls the risk of interest rate cap agreements through credit approvals, limits, and monitoring procedures.

The Company generally requires collateral or other security to support financial instruments with credit risk.

As of March 31, 2006, and December 31, 2005, the contract or notional amount of financial instruments whose contract or notional amount represents credit risk was as follows:


                                  March 31, 2006    December 31, 2005
                                  --------------    -----------------
                                         (Dollars in thousands)

Commitments to originate loans        $14,579            $ 9,722
Unused lines of credit                 30,356             35,349
Standby letters of credit               1,485                918
Credit Card arrangements                2,319              2,236
                                      -------            -------
      Total                           $48,739            $48,225
                                      =======            =======

The increase in commitments to originate loans reflects a broadening of the Company's customer base in its market area, which was influenced in part by strong local loan demand and increased lending activity in Franklin and Chittenden county areas.

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

The Company's contractual obligations at March 31, 2006, and December 31, 2005, were as follows:


                                        March 31, 2006    December 31, 2005
                                        --------------    -----------------
                                               (Dollars in thousands)

Operating lease commitments                $    204            $    232
Maturities on borrowed funds                 15,877              16,256
Deposits without stated maturity (1)        204,943             216,273
Certificates of deposit (1)                 105,151              97,026
Pension plan contributions (2)                  462                 498
Deferred compensation payouts                   551                 730
Equity investment commitments in
 housing limited partnerships                   356                 704
Construction contract (3)                         -                 318
                                           --------            --------
      Total                                $327,554            $332,037
                                           ========            ========

--------------------
<F1>  While Union has a contractual obligation to depositors should they wish to withdraw all or some of the funds on deposit, management believes, based on historical analysis, that the majority of these deposits will remain on deposit for the foreseeable future. The amounts exclude interest accrued.
<F2>  Funding requirements for pension benefits after 2006 are excluded due to the significant variability in the assumptions required to project the amount and timing of future cash contributions.
<F3>  Contract to construct a new branch in Littleton, New Hampshire.

The Company's subsidiary bank is required (as are all banks) to maintain vault cash or a noninterest bearing reserve balance as established by Federal Reserve regulations. The average total reserve for the 14-day maintenance period including March 31, 2006 was $320 thousand and for December 31 2005 was $330 thousand, both of which were satisfied by vault cash. The Company has also committed to maintain a noninterest bearing contracted clearing balance of $1 million at March 31, 2006 with the Federal Reserve Bank of Boston.

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

The Company prepares its interest rate sensitivity "gap" analysis by scheduling interest-earning assets and interest-bearing liabilities into periods based upon the next date on which such assets and liabilities could mature or reprice. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except that:

* adjustable-rate loans, investment securities, variable rate time deposits, and FHLB advances are included in the period when they are first scheduled to adjust and not in the period in which they mature;
* fixed-rate mortgage-related securities and loans reflect estimated prepayments, which were estimated based on analyses of broker estimates, the results of a prepayment model utilized by the Company, and empirical data;
* other non-mortgage related fixed-rate loans reflect scheduled contractual amortization, with no estimated prepayments; and
* NOW, money markets, and savings deposits, which do not have contractual maturities, reflect estimated levels of attrition, which are based on detailed studies by the Company of the sensitivity of each such category of deposit to changes in interest rates.

Management believes that these assumptions approximate actual experience and considers them reasonable. However, the interest rate sensitivity of the Company's assets and liabilities in the tables could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.

The following table shows the Company's rate sensitivity analysis as of March 31, 2006:


                                                                                March 31, 2006
                                                                          Cumulative repriced within
                                                     -------------------------------------------------------------------
                                                     3 Months    4 to 12     1 to 3      3 to 5      Over 5
                                                     or Less     Months      Years       Years       Years        Total
                                                     --------    -------     ------      ------      ------       -----
                                                                  (Dollars in thousands, by repricing date)

Interest sensitive assets:
  Federal funds sold and
   overnight deposits                                $      1    $     -    $      -    $      -    $      -    $      1
  Interest bearing deposits in banks                      589      2,279       3,547         884           -       7,299
  Investment securities available-for-sale (1)(3)       3,334      3,559      12,540       6,174       3,884      29,491
  FHLB Stock                                                -          -           -           -       1,440       1,440
  Loans and loans held for sale (2)(3)                124,286     60,150      67,242      45,472      13,719     310,869
                                                     --------    -------    --------    --------    --------    --------
      Total interest sensitive assets                $128,210    $65,988    $ 83,329    $ 52,530     $19,043    $349,100

Interest sensitive liabilities:
  Time deposits                                      $ 40,658    $44,929    $ 17,308    $  2,256    $      -    $105,151
  Money markets                                        13,018          -           -           -      46,038      59,056
  Regular savings                                       7,794          -           -           -      39,130      46,924
  NOW accounts                                         29,025          -           -           -      22,121      51,146
  Borrowed funds                                        4,808      2,885       1,333         829       6,022      15,877
                                                     --------    -------    --------    --------    --------    --------
      Total interest sensitive liabilities           $ 95,303    $47,814    $ 18,641    $  3,085    $113,311    $278,154

Net interest rate sensitivity gap                    $ 32,907    $18,174    $ 64,688    $ 49,445    $(94,268)   $ 70,946
Cumulative net interest rate
 sensitivity gap                                     $ 32,907    $51,080    $115,768    $165,213    $ 70,946
Cumulative net interest rate
 sensitivity gap as a
 percentage of total assets                               8.8%      13.7%       31.1%       44.4%       19.1%
Cumulative net interest rate sensitivity
 gap as a percentage of total
 interest-sensitive assets                                9.4%      14.6%       33.2%       47.3%       20.3%
Cumulative net interest rate sensitivity
 gap as a percentage of total
 interest-sensitive liabilities                          11.8%      18.4%       41.6%       59.4%       25.5%

<F1>  Investment securities available-for-sale exclude marketable equity securities with a fair value of $896 thousand that may be sold by the Company at any time.
<F2>  Balances shown net of unearned income of $139 thousand.
<F3>  Estimated repayment assumptions considered in Asset/Liability model.

Simulation Analysis. In its simulation analysis, the Company uses computer software to simulate the estimated impact on net interest income and capital (Net Fair Value) under various interest rate scenarios, balance sheet trends, and strategies over a relatively short time horizon. These simulations incorporate assumptions about balance sheet dynamics such as loan and deposit growth, product pricing, prepayment speeds on mortgage related assets, principal maturities on other financial instruments, and changes in funding mix. While such assumptions are inherently uncertain as actual rate changes rarely follow any given forecast and asset-liability pricing and other model inputs usually do not remain constant in their historical relationships, management believes that these assumptions are reasonable. Based on the results of these simulations, the Company is able to quantify its estimate of interest rate risk and develop and implement appropriate strategies.

The following chart reflects the cumulative results of the latest simulation analysis for the next twelve months on Net Interest Income, Net Income, Return on Assets, Return on Equity and Net Fair Value Ratio. The projection utilizes a rate shock, applied proportionately, of up and down 300 basis points from the March 31, 2006 prime rate of 7.75%, this is the highest and lowest internal slopes monitored. This slope range was determined to be the most relevant during this economic cycle.

                  INTEREST RATE SENSITIVITY ANALYSIS MATRIX
                           (Dollars in thousands)


                                                           Return    Return
                                                             on        on      Net Fair
12 Months    Prime     Net Interest    Change     Net      Assets    Equity      Value
  Ending      Rate        Income          %      Income       %         %        Ratio
---------    -----     ------------    ------    ------    ------    ------    --------

March-07     10.75%       $21,925       13.59    $8,236     2.23      18.73      9.70%
              7.75%       $19,302        0.00    $6,426     1.66      14.44     11.28%
              4.75%       $16,553      (14.24)   $4,529     1.06       9.51     12.87%

The resulting projected cumulative effect of these estimates on Net Interest Income and the Net Fair Value Ratio for the twelve month period ending March 31, 2007, are within approved ALCO guidelines. The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.

Liquidity. Managing liquidity risk is essential to maintaining both depositor confidence and stability in earnings. Liquidity is a measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to fund deposit withdrawals, repay borrowings, fund investment and lending activities, and for other general business purposes. The Company's principal sources of funds are deposits, amortization and prepayment of loans and securities, maturities of investment securities and other short-term investments, sales of securities and loans available-for-sale, earnings and funds provided from operations. Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities, reduces the Company's exposure to rollover risk on deposits and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments, draws on unused lines of credit and requests for new loans. The Company's strategy is to fund assets, to the maximum extent possible, with core deposits that provide a sizable source of relatively stable and low-cost funds. For the quarter ended, March 31, 2006, the Company's ratio of average loans to average deposits was 98.7% compared to the prior year of 92.2%. The increase in the loan to deposit ratio between years was mainly funded by the decrease in investment securities available-for-sale and cash and due from banks as well as Federal Home Loan Bank (FHLB) of Boston advances.

In addition, as Union Bank is a member of the FHLB of Boston, it has access to unused pre-approved lines of credit up to $6.7 million at March 31, 2006 over and above the term advances already drawn on the line. This line of credit could be used for either short or long term liquidity or other needs. Union Bank maintains a $5 million pre-approved Federal Fund line of credit with an upstream correspondent bank and a repurchase agreement line with a selected brokerage house. There were no balances outstanding on either line at March 31, 2006. Union is a member of the Certificate of Deposit Account Registry Service ("CDARS") of Promontory Interfinancial Network which allows Union to provide higher FDIC deposit insurance to customers by exchanging deposits with other members and allows Union to purchase deposits from other members as another source of funding. There were no purchased deposits at either March 31, 2006 or December 31, 2005 although Union had exchanged $1.1 million and $1.7 million, respectively, with other CDARS members as of those dates.

While scheduled loan and securities payments and FHLB advances are relatively predictable sources of funds, deposit flows and prepayments on loans and mortgage-backed securities are greatly influenced by general interest rates, economic conditions, and competition. The Company's liquidity is actively managed on a daily basis, monitored by the ALCO, and reviewed periodically with the subsidiary's Board of Directors. The Company's ALCO sets liquidity targets based on the Company's financial condition and existing and projected economic and market conditions. The ALCO measures the Company's marketable assets and credit available to fund liquidity requirements and compares the adequacy of that aggregate amount against the aggregate amount of the Company's interest sensitive or volatile liabilities, such as core deposits and time deposits in excess of $100,000, borrowings and term deposits with short maturities, and credit commitments outstanding. The primary objective is to manage the Company's liquidity position and funding sources in order to ensure that it has the ability to meet its ongoing commitment to its depositors, to fund loan commitments and unused lines of credit, and to maintain a portfolio of investment securities.

The Company's management monitors current and projected cash flows and adjusts positions as necessary to maintain adequate levels of liquidity. Although approximately 81.4% of the Company's time deposits will mature within twelve months, management believes, based upon past experience, (percentage of time deposits to mature within twelve months has ranged from 72% to 84% over the preceding six years) the relationships developed with local municipalities, and the introduction of new deposit products in 2005, that Union Bank will retain a substantial portion of these deposits. Management will continue to offer a competitive but prudent pricing strategy to facilitate retention of such deposits. A reduction in total deposits could be offset by purchases of federal funds, purchases of deposits, short-or-long-term FHLB borrowings, utilization of the repurchase agreement line, or liquidation of investment securities, purchased brokerage certificates of deposit or loans held for sale. Such steps could result in an increase in the Company's cost of funds and adversely impact the net interest spread and margin. Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. However, any projections of future cash needs and flows are subject to substantial uncertainty. Management continually evaluates opportunities to buy/sell securities and loans available-for-sale, obtain credit facilities from lenders, or restructure debt for strategic reasons or to further strengthen the Company's financial position.

Capital Resources. Capital management is designed to maintain an optimum level of capital in a cost-effective structure that meets target regulatory ratios; supports management's internal assessment of economic capital; funds the Company's business strategies; and builds long-term stockholder value. Dividends are generally increased in line with long-term trends in earnings per share growth and conservative earnings projections, while sufficient profits are retained to support anticipated business growth, fund strategic investments and provide continued support for deposits.

The total dollar value of the Company's stockholders' equity was $41.8 million at March 31, 2006, reflecting net income of $1.5 million for the first three months of 2006, less cash dividends paid of $1.2 million, the purchase of 1,826 shares of Treasury stock totaling $40 thousand, and an increase of $70 thousand in accumulated other comprehensive loss compared to $41.6 million at year end 2005.

Union Bankshares, Inc. has 5 million shares of $2.00 par value common stock authorized. As of March 31, 2006, the Company had 4,918,611 shares issued, of which 4,540,837 were outstanding and 377,774 were held in Treasury.

The Board of Directors has authorized the repurchase of up to 100,000 shares of common stock, or approximately 2.2% of the Company's outstanding shares, for an aggregate repurchase cost not to exceed $2.15 million. Shares can be repurchased in the open market or in negotiated transactions. The repurchase program is open for an unspecified period of time. As of March 31, 2006 the Company had repurchased 16,826 shares under this program, for a total cost of $355 thousand.

As of March 31, 2006, there were outstanding employee incentive stock options with respect to 12,825 shares of the Company's common stock, granted pursuant to Union Bankshare's 1998 Incentive Stock Option Plan. As of such date, 9,575 options were currently exercisable but only 3,325 of those shares were "in the money". Of the 75,000 shares authorized for issuance under the 1998 Plan, 48,700 shares remain available for future option grants. During the first quarter of 2006, no incentive stock options granted pursuant to the 1998 plan were exercised and none were granted.

Union Bankshares, Inc. and Union Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Management believes, as of March 31, 2006, that both companies meet all capital adequacy requirements to which they are subject. As of March 31, 2006, the most recent calculation categorizes Union Bank as well capitalized under the regulatory framework for prompt corrective action. The prompt corrective action capital category framework applies to FDIC insured depository institutions such as Union but does not apply directly to bank holding companies such as the Company. To be categorized as well capitalized, Union Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since March 31, 2006, that management believes have changed either company's category.

Union Bank's and the Company's actual capital amounts and ratios as of March 31, 2006, are presented in the table:


                                                                                       Minimums
                                                                                      To Be Well
                                                                  Minimums        Capitalized Under
                                                                 For Capital      Prompt Corrective
                                               Actual           Requirements      Action Provisions
                                         -----------------    ----------------    -----------------
                                         Amount      Ratio     Amount    Ratio     Amount     Ratio
                                         ------      -----     ------    -----     ------     -----
                                                           (Dollars in thousands)

Total capital to risk weighted assets
  Union Bank                             $45,114    17.22%    $20,959    8.0%     $26,199     10.0%
  Company                                $45,262    17.24%    $21,003    8.0%         N/A      N/A
Tier I capital to risk weighted assets
  Union Bank                             $41,807    15.96%    $10,478    4.0%     $15,717      6.0%
  Company                                $41,955    15.98%    $10,502    4.0%         N/A      N/A
Tier I capital to average assets
  Union Bank                             $41,807    11.20%    $14,931    4.0%     $18,664      5.0%
  Company                                $41,955    11.22%    $14,957    4.0%         N/A      N/A

Regulatory Matters. The Company and Union are subject to periodic examinations by the various regulatory agencies. These examinations include, but are not limited to, procedures designed to review lending practices, risk management, credit quality, liquidity, compliance and capital adequacy. During 2005 the Vermont State Department of Banking, the Federal Deposit Insurance Corporation, and the Federal Reserve Bank of Boston performed various examinations of the Company and Union pursuant to their regular, periodic regulatory reviews. No comments were received from these various bodies that would have a material adverse effect on either Company's liquidity, capital resources, or operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information called for by this item is incorporated by reference in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "OTHER FINANCIAL CONSIDERATIONS" on pages 23 through 30 in this Form 10-Q.

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


Item 1A. Risk Factors.

There have been no material changes in the Company's risk factors from those previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

                    ISSUER PURCHASES OF EQUITY SECURITIES


                                                                                         Maximum Number of
                                                            Total Number of Shares      Shares that May Yet
                                                             Purchased as Part of       Be Purchased Under
                   Total Number of      Average Price      Publicly Announced Plans        the Plans or
    Period         Shares Purchased     Paid per Share         or Programs (1)               Programs
    ------         ----------------     --------------     ------------------------     -------------------

January, 2006           1,564               $22.00                   1,564                    83,436
February, 2006              -                    -                       -                    83,436
March, 2006               262               $21.22                     262                    83,174

<F1>  On November 18, 2005, the Company announced a stock repurchase program. The Board of Directors has authorized the repurchase of up to $2.15 million or 100,000 shares of common stock, or approximately 2.2% of the Company's outstanding shares. Shares can be repurchased in the open market or in negotiated transactions. The repurchase program is open for an unspecified period of time.

Item 6. Exhibits.


      14.2 Code of Ethics (for all directors, officers, and employees as revised, May 3, 2006)
      31.1  Certification of the Chief Executive Officer pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.
      31.2  Certification of the Chief Financial Officer pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.
      32.1  Certification of the Chief Executive Officer pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.
      32.2  Certification of the Chief Financial Officer pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

May 12, 2006                           Union Bankshares, Inc.

                                       /s/ Kenneth D. Gibbons
                                       ------------------------------
                                       Kenneth D. Gibbons
                                       Director, President and Chief
                                       Executive Officer

                                       /s/ Marsha A. Mongeon
                                       ------------------------------
                                       Marsha A. Mongeon
                                       Chief Financial Officer and Treasurer
                                       (Principal Financial Officer)

                                EXHIBIT INDEX

14.2 Code of Ethics (for all directors, officers and employees as revised, May 3, 2006)
31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.