Form 10-Q
period 2006-06-30
UNION BANKSHARES INC
filed 2006-08-14
CIK 706863

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
                  For the quarterly period ended: June 30, 2006

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 3, 2006:
      Common Stock, $2 par value                  4,540,740 shares

                             UNION BANKSHARES, INC.
                                TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements.
Unaudited Consolidated Financial Statements Union Bankshares, Inc.
 and Subsidiary Consolidated Balance Sheets                                   3
  Consolidated Statements of Income                                           4
  Consolidated Statement of Changes in Stockholders' Equity                   5
  Consolidated Statements of Cash Flows                                       6
Notes to Unaudited Consolidated Financial Statements                          8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                          10
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.         36
Item 4.  Controls and Procedures.                                            36

PART II OTHER INFORMATION

Item 1.  Legal Proceedings.                                                  36
Item 1A. Risk Factors.                                                       36
Item 2.  Unregistered Sales of Securities and use of Proceeds.               36
Item 4.  Submission of Matters to Vote of Security Holders.
Item 6.  Exhibits.                                                           37

Signatures                                                                   38

Part I  Financial Information
  Item 1. Financial Statements

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                   (Unaudited)
                                                                     June 30,     December 31,
                                                                       2006           2005
                                                                       ----           ----
ASSETS                                                                (Dollars in thousands)
  Cash and due from banks                                            $ 12,072       $ 14,019
  Federal funds sold and overnight deposits                                20            189
                                                                     --------       --------
      Cash and cash equivalents                                        12,092         14,208

  Interest bearing deposits in banks                                    6,708          8,598
  Investment securities available-for-sale                             23,861         32,408
  Loans held for sale                                                   1,734          6,546

  Loans                                                               305,868        300,677
    Allowance for loan losses                                          (3,235)        (3,071)
    Unearned net loan fees                                               (130)          (152)
                                                                     --------       --------
      Net loans                                                       302,503        297,454

  Accrued interest receivable                                           1,572          1,972
  Premises and equipment, net                                           6,117          5,898
  Other assets                                                          8,189          7,662
                                                                     --------       --------

      Total assets                                                   $362,776       $374,746
                                                                     ========       ========
Liabilities and Stockholders' Equity

Liabilities
  Deposits
    Non-interest bearing                                             $ 46,627       $ 52,617
    Interest bearing                                                  250,107        260,682
                                                                     --------       --------
      Total deposits                                                  296,734        313,299
  Borrowed funds                                                       20,340         16,256
  Accrued interest and other liabilities                                3,764          3,588
                                                                     --------       --------
      Total liabilities                                               320,838        333,143
                                                                     --------       --------
Commitments and Contingencies

Stockholders' Equity
  Common stock, $2.00 par value; 5,000,000 shares authorized;
   4,918,611 shares issued at 6/30/06 and 12/31/05                      9,837          9,837
  Paid-in capital                                                         145            140
  Retained earnings                                                    34,406         33,761
  Treasury stock at cost; 377,871 shares at 6/30/06 and 375,948
   at 12/31/05                                                         (2,079)        (2,037)
  Accumulated other comprehensive loss                                   (371)           (98)
                                                                     --------       --------
      Total stockholders' equity                                       41,938         41,603
                                                                     --------       --------

      Total liabilities and stockholders' equity                     $362,776       $374,746
                                                                     ========       ========

See accompanying notes to the unaudited consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)


                                                               Three Months Ended         Six Months Ended
                                                                    June 30,                  June 30,
                                                                2006         2005         2006         2005
                                                                ----         ----         ----         ----
                                                               (Dollars in thousands except Per Share Data)
Interest income
  Interest and fees on loans                                 $   5,854    $   4,913    $  11,305    $   9,552
  Interest on debt securities
    Taxable                                                        235          296          533          645
    Tax exempt                                                      49           47           98          100
  Dividends                                                         22           21           45           40
  Interest on federal funds sold and overnight deposits             17           24           43           37
  Interest on interest bearing deposits in banks                    68           55          147          114
                                                             ---------    ---------    ---------    ---------
      Total interest income                                      6,245        5,356       12,171       10,488
                                                             ---------    ---------    ---------    ---------
Interest expense
  Interest on deposits                                           1,404          921        2,644        1,686
  Interest on borrowed funds                                       206          101          413          195
                                                             ---------    ---------    ---------    ---------
      Total interest expense                                     1,610        1,022        3,057        1,881
                                                             ---------    ---------    ---------    ---------

      Net interest income                                        4,635        4,334        9,114        8,607

Provision for loan losses                                          105            -          150            -
                                                             ---------    ---------    ---------    ---------
      Net interest income after provision for loan losses        4,530        4,334        8,964        8,607
                                                             ---------    ---------    ---------    ---------

Noninterest Income
  Trust income                                                      74           64          145          129
  Service fees                                                     787          729        1,493        1,403
  Net gains on sales of investment securities                       14            1           17            1
  Net gains on sales of loans held for sale                         27           23          119          119
  Other income                                                     101           91          175          141
                                                             ---------    ---------    ---------    ---------
      Total noninterest income                                   1,003          908        1,949        1,793
                                                             ---------    ---------    ---------    ---------

Noninterest expenses
  Salaries and wages                                             1,511        1,408        3,005        2,785
  Pension and employee benefits                                    552          520        1,129        1,035
  Occupancy expense, net                                           198          198          401          402
  Equipment expense                                                261          244          517          512
  Other expenses                                                   929          907        1,796        1,724
                                                             ---------    ---------    ---------    ---------
      Total noninterest expense                                  3,451        3,277        6,848        6,458
                                                             ---------    ---------    ---------    ---------

      Income before provision for income taxes                   2,082        1,965        4,065        3,942

Provision for income taxes                                         548          532        1,058        1,114
                                                             ---------    ---------    ---------    ---------

      Net income                                             $   1,534    $   1,433    $   3,007    $   2,828
                                                             =========    =========    =========    =========

Earnings per common share                                    $    0.34    $    0.31    $    0.66    $    0.62
                                                             =========    =========    =========    =========

Weighted average number of common
 shares outstanding                                          4,540,828    4,554,663    4,541,166    4,554,663
                                                             =========    =========    =========    =========

 Dividends per common share                                  $    0.26    $    0.24    $    0.52    $    0.88
                                                             =========    =========    =========    =========

See accompanying notes to the unaudited consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

                                                 Common Stock
                                              ------------------                                    Accumulated
                                               Shares,                                                 other           Total
                                               net of              Paid-in   Retained   Treasury   comprehensive   stockholders'
                                              Treasury    Amount   capital   earnings    stock         loss            equity
                                              --------    ------   -------   --------   --------   -------------   -------------
                                                                            (Dollars in thousands)

Balances, December 31,  2005                  4,542,663   $9,837    $140     $33,761    $(2,037)       $ (98)          $41,603

Comprehensive income:
  Net income                                          -        -       -       3,007          -            -            3,007
  Change in net unrealized loss on
   investment securities available-for-sale,
   net of reclassification adjustment and
   tax effects                                        -        -       -           -          -         (273)            (273)
                                                                                                                       ------

  Total comprehensive income                          -        -       -           -          -            -            2,734
                                                                                                                       ------

Cash dividends declared
 ($0.52 per share)                                    -        -       -      (2,362)         -            -           (2,362)

Issuance of stock options                             -        -       5           -          -            -                5

Purchase of treasury stock                       (1,923)       -       -           -        (42)           -              (42)
                                              ---------   ------    ----     -------   --------        -----           ------

Balances, June 30, 2006                       4,540,740   $9,837    $145     $34,406    $(2,079)       $(371)          $41,938
                                              =========   ======    ====     =======    =======        =====           =======

See accompanying notes to the unaudited consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                Six Months Ended
                                                             ---------------------
                                                             June 30,     June 30,
                                                               2006         2005
                                                               ----         ----
                                                             (Dollars in thousands)
Cash Flows From Operating Activities
  Net Income                                                 $  3,007     $  2,828
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation                                                  384          379
    Provision for loan losses                                     150            -
    (Credit) provision for deferred income taxes                  (25)          14
    Net amortization on investment securities                      34           72
    Equity in losses of limited partnerships                      165           95
    Issuance of stock options                                       5            -
    Decrease in unamortized loan fees                             (22)         (10)
    Proceeds from sales of loans held for sale                 10,949        9,856
    Origination of loans held for sale                         (6,018)      (7,380)
    Net gain on sales of investment securities                    (17)          (1)
    Net gain on sales of loans held for sale                     (119)        (119)
    Net gain on disposals of premises and equipment                (6)          (1)
    Decrease (increase)  in accrued interest receivable           400         (118)
    (Increase) decrease in other assets                          (178)         140
    Increase (decrease) in income taxes                            28         (174)
    Decrease  in accrued interest payable                         (37)          (1)
    Increase in other liabilities                                 185          613
                                                             --------     --------
      Net cash provided by operating activities                 8,885        6,193
                                                             --------     --------

Cash Flows From Investing Activities
  Interest bearing deposits in banks
    Maturities and redemptions                                  1,890        1,392
    Purchases                                                       -          (98)
  Investment securities available-for-sale
    Sales                                                       6,028        1,994
    Maturities, calls and paydowns                              2,089        7,932
    Purchases                                                       -         (999)
  Net purchase of Federal Home Loan Bank stock                   (248)           -
  Increase in loans, net                                       (5,328)     (14,793)
  Recoveries of loans charged off                                  48           31
  Purchases of premises and equipment                            (605)        (637)
  Investments in limited partnerships                               -         (142)


                                                                Six Months Ended
                                                             ---------------------
                                                             June 30,     June 30,
                                                               2006         2005
                                                               ----         ----
                                                             (Dollars in thousands)
  Proceeds from sales of premises and equipment                     9            1
  Proceeds from sales of repossessed property                       1            8
                                                                    -            -
      Net cash provided by (used in) investing activities       3,884       (5,311)
                                                             --------     --------

Cash Flows From Financing Activities
  Increase in borrowings outstanding, net                       4,084        5,869
  Net decrease in non-interest bearing deposits                (5,990)     (11,278)
  Net (decrease) increase  in interest bearing deposits       (10,575)       7,362
  Purchase of treasury stock                                      (42)           -
  Dividends paid                                               (2,362)      (4,009)
                                                             --------     --------

      Net cash used in financing activities                   (14,885)      (2,056)
                                                             --------     --------

      Decrease in cash and cash equivalents                    (2,116)      (1,174)
Cash and cash equivalents
  Beginning                                                    14,208       21,117
                                                             --------     --------

  Ending                                                     $ 12,092     $ 19,943
                                                             ========     ========

Supplemental Disclosures of Cash Flow Information
  Interest paid                                              $  3,094     $  1,882
                                                             ========     ========

  Income taxes paid                                          $  1,055     $     55
                                                             ========     ========

Supplemental Schedule of Noncash Investing and
 Financing Activities

  Investment in limited partnerships acquired by
   capital contributions payable                                    -     $   (748)
                                                             ========     ========

  Change in unrealized losses on investment securities
   available-for-sale                                        $   (413)    $   (255)
                                                             ========     ========

  Other real estate acquired in settlement of loans          $    101     $    244
                                                             ========     ========

  Repossessed property acquired in settlement of loans       $      1     $     12
                                                             ========     ========

See accompanying notes to the unaudited consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY


Note 1. Basis of Presentation
The accompanying interim unaudited consolidated financial statements of Union Bankshares, Inc. (the Company) for the interim periods ended June 30, 2006 and 2005, and for the quarters then ended have been prepared in conformity with U.S. generally accepted accounting principles (GAAP), general practices within the banking industry, and the accounting policies described in the Company's Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of the Company's management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein have been made. This information should be read in conjunction with the Company's 2005 Annual Report to Shareholders, 2005 Annual Report on Form 10-K, and current reports on Form 8-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2006, or any other interim period.

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

Note 4. New Accounting Pronouncements
In June 2006, the FASB issued Interpretation No. 48 ("FIN 48") "Accounting for Uncertainty in Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this new standard to determine its effects, if any, on the Company's consolidated financial statements.

On March 17, 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. It requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable. It permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and liabilities and requires additional disclosures in the financial statements under the fair value measurement method. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006, with early adoption permitted. The Company does not believe the adoption of SFAS No. 156 will have a material impact on the Company's financial position or results of operations but is still in the process of analyzing that impact.

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

Had compensation cost been determined on the basis of fair value pursuant to SFAS No.123R, the effects on net income and earnings per common share for the three and six months ended June 30, 2005 would have been:

                                                      Three Months Ended    Six Months Ended
                                                      ------------------    ----------------
                                                             2005                 2005
                                                             ----                 ----
                                                              (Dollars in thousands)

Net income as reported                                      $1,433               $2,828
Deduct: Total stock-based compensation
 expense determined under fair value based
 method for all awards, net of related tax effects               0                    0
                                                            ------               ------
Pro forma net income                                        $1,433               $2,828
                                                            ======               ======

Earnings per common share
  As reported                                               $ 0.31               $ 0.62
  Pro forma                                                 $ 0.31               $ 0.62

Note 6. Defined Benefit Pension Plan
Union Bank (Union), the Company's bank subsidiary, sponsors a non-contributory defined benefit pension plan covering all eligible employees. The plan provides defined benefits based on years of service and final average salary.

Net periodic pension benefit cost for the three and six months ended June 30, 2006 and 2005 consisted of the following components:

                                                 Three Months Ended    Six Months Ended
                                                 ------------------    ----------------
                                                   2006     2005        2006     2005
                                                   ----     ----       ----     ----
                                                         (Dollars in thousands)
Service cost                                       $132     $116        $242     $232
Interest cost on projected benefit obligation       144      121         275      242
Expected return on plan assets                     (118)    (107)       (242)    (214)
Amortization of prior service cost                    2        2           3        4
Amortization of net loss                             21       15          42       30
                                                   ----     ----        ----     ----
Net periodic benefit cost                          $181     $147        $320     $294
                                                   ====     ====        ====     ====

Note 7. Other Comprehensive Loss
The components of other comprehensive loss and related tax effects for the three and six months periods ended June 30, 2006 and 2005 are as follows:

                                                     Three Months Ended    Six Months Ended
                                                     ------------------    ----------------
                                                       2006       2005      2006      2005
                                                       ----      ----       ----      ----
                                                             (Dollars in thousands)
Unrealized holding gains (losses) on investment
 securities available-for-sale                        $(293)     $152      $(396)    $(254)
Reclassification adjustment for gains realized
 in income                                              (14)       (1)       (17)       (1)
                                                      -----      ----      -----     -----
Net unrealized gains (losses)                          (307)      151       (413)     (255)
Tax effect                                             (104)       51       (140)      (87)
                                                      -----      ----      -----     -----
Net of tax amount                                     $(203)     $100      $(273)    $(168)
                                                      =====      ====      =====     =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                                    GENERAL

The following discussion and analysis by management focuses on those factors that had a material effect on Union Bankshares, Inc.'s (the Company's) financial position as of June 30, 2006, and as of December 31, 2005, and its results of operations for the three and six months ended June 30, 2006 and 2005. This discussion is being presented to provide a narrative explanation of the financial statements and should be read in conjunction with the financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company's Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of Company's management, the interim unaudited data reflects all adjustments, consisting only of normal recurring adjustments, and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim period. Management is not aware of the occurrence of any events after June 30, 2006, which would materially affect the information presented.

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

Forward-looking statements reflect management's current expectations and are subject to uncertainties, both general and specific, and risk exists that those predictions, forecasts, projections and other estimates contained in forward-looking statements will not be achieved. When management uses any of the words "believes," "expects," "anticipates," "intends," "plans," "seeks," "estimates", or similar expressions, they are making forward-looking statements. Many possible events or factors, including those beyond the control of management, could affect the future financial results and performance of the Company. This could cause results or performance to differ materially from those expressed in forward-looking statements. The possible events or factors that might affect forward-looking statements include, but are not limited to, the following:

*     uses of monetary, fiscal, and tax policy by various governments;
* political, legislative, or regulatory developments in Vermont, New Hampshire, or the United States including changes in laws concerning accounting, taxes, banking, and other aspects of the financial services industry;
* developments in general economic or business conditions nationally, in Vermont, or in northern New Hampshire, including interest rate fluctuations, market fluctuations and perceptions, job creation and unemployment rates, ability to attract new business, and inflation and their effects on the Company or its customers;
* changes in the competitive environment for financial services organizations, including increased competition from tax-advantaged credit unions;
*     the Company's ability to attract and retain key personnel;
* changes in technology, including demands for greater automation which could present operational issues or significant capital outlays;
* acts or threats of terrorism or war, and actions taken by the United States or other governments that might adversely affect business or economic conditions for the Company or its customers;
* adverse changes in the securities market which could adversely affect the value of the Company's stock;
* illegal acts of theft or fraud perpetuated against the bank or its customers;
* unanticipated lower revenues or increased cost of funds, loss of customers or business, or higher operating expenses;
* the failure of assumptions underlying the establishment of the allowance for loan losses and estimations of values of collateral and various financial assets and liabilities;
* the amount invested in new business opportunities and the timing of these investments
* the failure of actuarial, investment, work force, salary, and other assumptions underlying the establishment of reserves for future pension costs or changes in legislative or regulatory requirements;
* future cash requirements might be higher than anticipated due to loan commitments or unused lines of credit being drawn upon or depositors withdrawing their funds;
* assumptions made regarding interest rate movement and sensitivity could vary substantially if actual experience differs from historical experience which could adversely affect the Company's results of operations; and
* the creditworthiness of current loan customers is different from management's understanding or changes dramatically and therefore the allowance for loan losses becomes inadequate.

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

The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements. In estimating the allowance for loan losses, management utilizes historical experience as well as other factors including the effect of changes in the local real estate market on collateral values, the effect on the loan portfolio of current economic indicators and their probable impact on borrowers and changes in delinquent, nonperforming or impaired loans. Changes in these factors may cause management's estimate of the allowance for loan losses to increase or decrease and result in adjustments to the Company's provision for loan losses in future periods. For additional information see, FINANCIAL CONDITION - Allowance for Loan Losses below. The Company also has other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding the results including the liability for the defined benefit pension plan, valuation of deferred tax assets and analysis of potential impairment of investment securities. Although management believes that its estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

                                    OVERVIEW

The Company's net income was $1.53 million for the quarter ended June 30, 2006, compared with net income of $1.43 million for the same period of 2005, or a 7.0% increase between years. The Company's net income for the six months ended June 30, 2006 was $3.01 million, compared with net income of $2.83 million for the same period of 2005, or a 6.3% increase between years. The year to date increase in net interest income of $507 thousand was achieved despite a one-time negative adjustment of $115 thousand ($76 thousand, after-tax) to reflect the cumulative effect of inadvertent errors made in prior years on the accrual of interest for accounting purposes on certain loans. Interest rates have continued to rise throughout 2006 with two twenty-five basis point increases during both the first and second quarter. The Company had an increase in its net interest margin from 5.36% for the second quarter of 2005 to 5.46% for the second quarter of 2006. The net interest margin on a year to date basis grew from 5.36% for 2005 to 5.37% for 2006. The 2006 results also reflect the $150 thousand provision for loan losses ($105 thousand in the second quarter) compared to none in 2005. The increase in the provision for loan losses was mainly necessitated by the growth in commercial and residential real estate loans between years, a change in the composition of the loans within the portfolio and the down grading of three loan relationships to substandard. Also contributing to net income for the quarter was an increase in non-interest income of $95 thousand compared to the second quarter of 2005. Income earned for the quarter was partially offset by the increase of $174 thousand in non-interest expenses. For additional information see quarterly results analysis beginning on page 13. Regular quarterly cash dividends of $0.26 per share were declared and paid in January and April 2006.

The Company's total assets decreased from $374.7 million at December 31, 2005, to $362.8 million at June 30, 2006, a decrease of 3.2%. Deposits decreased from $313.3 million at December 31, 2005 to $296.7 million at June 30, 2006, or a decrease of 5.1%. This is a normal seasonal decrease for the Company as Vermont municipalities are required by State law to be out of debt, for tax anticipation borrowings, at least one day per year and the majority redeem their certificates of deposit and pay down their loans on June 30th each year.

Deposit generation to fund loan demand has become an area of focus as deposits, which provide a lower cost funding source than borrowings or other purchased funds, have declined during the first half of 2006. Loans and loans held for sale increased $379 thousand, net of the sale of $10.8 million in residential real estate loans during the first half of 2006. Average loans for the first six months of 2006 were $308.4 million compared to the 2005 average of $288.9 million reflecting the continuing high demand for loans despite rising interest rates. Investment securities available-for-sale decreased $8.5 million, as maturities and sales in the investment portfolio were utilized to fund loan demand. The increase in loans was also funded by a decrease in interest bearing deposits in banks of $1.9 million, a decrease in cash and cash equivalents of $2.1 million, and an increase in Borrowed Funds of $4.1 million.

The following unaudited per share information and key ratios depict several measurements of performance or financial condition for or at the quarters and six months ended June 30, 2006 and 2005, respectively:


                                                      Quarter Ended, June 30,    Year to Date, June 30,
                                                      -----------------------    ----------------------
                                                           2006      2005            2006       2005
                                                           ----      ----            ----       ----
Return on average assets (ROA) (1)                         1.65%     1.61%           1.62%      1.60%
Return on average equity (ROE) (1)                        14.79%    14.13%          14.49%     13.89%
Net interest margin (1)(2)                                 5.46%     5.36%           5.37%      5.36%
Efficiency ratio (3)                                      60.43%    62.53%          61.07%     62.10%
Net interest spread (4)                                    5.00%     5.05%           4.93%      5.06%
Loan to deposit ratio                                    103.66%    96.58%         103.66%     96.58%
Net loan charge-offs (recoveries) to average loans
 not held for sale                                         0.02%     0.06%         (0.01)%      0.03%
Allowance for loan losses to loans not
 held for sale                                             1.06%     1.10%           1.06%      1.10%
Non-performing assets to total assets                      1.02%     1.52%           1.02%      1.52%
Equity to assets                                          11.56%    11.36%          11.56%     11.36%
Total capital to risk weighted assets                     17.67%    17.71%          17.67%     17.71%
Book value per share                                       $9.24     $9.01           $9.24      $9.01
Earnings per share                                         $0.34     $0.31           $0.66      $0.62
Dividends paid per share (5)                               $0.26     $0.24           $0.52      $0.88
Dividend payout ratio (6)                                 76.47%    77.42%          78.79%    141.94%

--------------------
<F1>  Annualized
<F2>  The ratio of tax equivalent net interest income to average earning assets.
<F3>  The ratio of noninterest expense to net interest income plus noninterest income excluding securities gains and losses.
<F4>  The difference between the average rate earned on assets minus the average rate paid on liabilities.
<F5>  Includes a $0.40 special cash dividend in January 2005.
<F6>  Cash dividends declared and paid per share divided by consolidated net income per share.

The prime interest rate rose four times during the first half of 2006, and eight times during 2005, by 25 basis points each time, to stand at 8.25% as of June 30, 2006 from its 5.25% level as of December 31, 2004. This is the highest the prime rate had been since March 20, 2001. The Company's net interest margin increased 1 basis point and net interest spread declined 13 basis points during the first half of 2006 compared to the first half of 2005. This decline in the net interest spread was primarily the result of the average interest rates paid on shorter-term deposits and borrowings rising more than the average interest rate earned on longer term loans in response to the increases in the prime rate. In addition traditional and nontraditional financial institutions in the Company's market are competing aggressively for core deposit dollars, resulting in pricing pressures.

                             RESULTS OF OPERATIONS

Net Interest Income. The largest component of the Company's operating income is net interest income, which is the difference between interest and dividend income received from interest-earning assets and the interest expense paid on interest-bearing liabilities. The Company's net interest income increased $301 thousand, or 6.9%, to $4.64 million for the three months ended June 30, 2006, from $4.33 million for the three months ended June 30, 2005. The Company's net interest income increased $507 thousand or 5.9% to $9.11 million for the six months ended June 30, 2006 from $8.61 million for the same period in 2005 despite the one-time $115 thousand negative accounting adjustment to loan interest accruals from prior years. The net interest spread decreased 5 basis points to 5.00% for the three months ended June 30, 2006, from 5.05% for the three months ended June 30, 2005, and 13 basis points to 4.93% for the six months ended June 30, 2006 from 5.06% for the same period in 2005 as interest rates paid on liabilities and earned on assets both moved upward in response to the increases in the prime rate, but as the yield curve continued to flatten, the interest rates on short term and nonmaturity deposits moved up more quickly. The net interest margin for the second quarter of 2006 increased 10 basis points to 5.46% from the 2005 period at 5.36% reflecting a rising rate environment and helping to alleviate some of the downward pressure on the declining net interest spread. The net interest margin increased 1 basis point to 5.37% for the first six months of 2006 compared to 5.36% for the same period in 2005. A decrease in prime rate would not necessarily be beneficial to the Company in the near term, see "OTHER FINANCIAL CONSIDERATIONS - Market Risk and Asset and Liability Management."

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

                                                               Three Months Ended June 30,
                                                          2006                               2005
                                                        Interest    Average                Interest    Average
                                            Average     Earned/     Yield/     Average     Earned/     Yield/
                                            Balance       Paid       Rate      Balance       Paid       Rate
                                            -------     --------    -------    -------     --------    -------
                                                                  (Dollars in thousands)
Average Assets
  Federal funds sold and
   overnight deposits                       $  1,445     $   17       4.78%    $  3,329     $   24       2.79%
  Interest bearing deposits in banks           7,060         68       3.84%       6,545         55       3.33%
  Investment securities (1), (2)              26,380        288       4.70%      34,525        352       4.35%
  Loans, net (1), (3)                        310,807      5,854       7.64%     284,639      4,913       7.00%
  FHLB of Boston stock                         1,487         18       4.81%       1,241         12       3.90%
                                            --------     ------       ----     --------     ------       ----
Total interest-earning assets (1)            347,179      6,245       7.31%     330,279      5,356       6.60%

Cash and due from banks                        9,778                             12,760
Premises and equipment                         6,173                              5,378
Other assets                                   7,729                              7,605
                                            --------                           --------
      Total assets                          $370,859                           $356,022
                                            ========                           ========

Average Liabilities and
  Stockholders' Equity:
    NOW accounts                            $ 51,653     $   91       0.71%    $ 50,604     $   63       0.50%
    Savings/money market accounts            104,035        431       1.66%     109,342        294       1.08%
    Time deposits                            104,912        882       3.37%      96,431        564       2.35%
    Borrowed funds                            17,645        206       4.63%       8,842        101       4.52%
                                            --------     ------       ----     --------     ------       ----
  Total interest-bearing liabilities         278,245      1,610       2.31%     265,219      1,022       1.55%

Non-interest bearing deposits                 46,851                             46,296
Other liabilities                              4,278                              3,955
                                            --------                           --------
      Total liabilities                      329,374                            315,470

Stockholders' equity                          41,485                             40,552
                                            --------                           --------
      Total liabilities and
       stockholders' equity                 $370,859                           $356,022
                                            ========                           ========

Net interest income                                      $4,635                             $4,334
                                                         ======                             ======

Net interest spread (1)                                               5.00%                              5.05%
                                                                      ====                               ====

Net interest margin (1)                                               5.46%                              5.36%
                                                                      ====                               ====

--------------------
<F1>  Average yields reported on a tax-equivalent basis.
<F2>  Average balances of investment securities are calculated on the amortized cost basis.
<F3>  Includes loans held for sale and is net of unearned income and allowance for loan losses.

                                                                Six Months Ended June 30,
                                                          2006                               2005
                                                        Interest    Average                Interest    Average
                                            Average     Earned/     Yield/     Average     Earned/     Yield/
                                            Balance       Paid       Rate      Balance       Paid       Rate
                                            -------     --------    -------    -------     --------    -------
                                                                  (Dollars in thousands)

Average Assets
  Federal funds sold and
   overnight deposits                       $  1,879     $    43      4.57%    $  2,746     $    37      2.67%
  Interest bearing deposits in banks           7,612         147      3.88%       6,969         114      3.29%
  Investment securities (1), (2)              28,945         643      4.75%      37,020         762      4.37%
  Loans, net (1), (3)                        308,358      11,305      7.47%     280,549       9,552      6.93%
  FHLB of Boston stock                         1,442          33      4.58%       1,241          23      3.71%
                                            --------     -------      ----     --------     -------      ----
Total interest-earning assets (1)            348,236      12,171      7.14%     328,525      10,488      6.51%

Cash and due from banks                       10,064                             13,186
Premises and equipment                         6,116                              5,297
Other assets                                   7,912                              7,461
                                            --------                           --------
      Total assets                          $372,328                           $354,469
                                            ========                           ========

Average Liabilities and
  Stockholders' Equity:
NOW accounts                                $ 51,957     $   173      0.67%    $ 47,906     $   114      0.48%
Savings/money market accounts                105,697         822      1.57%     109,856         535      0.98%
Time deposits                                103,166       1,649      3.22%      93,395       1,037      2.24%
Borrowed funds                                17,934         413      4.58%       8,991         195      4.32%
                                            --------     -------      ----     --------     -------      ----
  Total interest-bearing liabilities         278,754       3,057      2.21%     260,148       1,881      1.45%

Non-interest bearing deposits                 47,928                             50,050
Other liabilities                              4,131                              3,558
                                            --------                           --------
      Total liabilities                      330,813                            313,756

Stockholders' equity                          41,515                             40,713
                                            --------                           --------
      Total liabilities and
       stockholders' equity                 $372,328                           $354,469
                                            ========                           ========

Net interest income                                      $ 9,114                            $ 8,607
                                                         =======                            =======

Net interest spread (1)                                               4.93%                              5.06%
                                                                      ====                               ====

Net interest margin (1)                                               5.37%                              5.36%
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

                                                 Three Months Ended June 30, 2006
                                                            Compared to
                                                 Three Months Ended June 30, 2005
                                               Increase/(decrease) Due to Change in
                                               ------------------------------------
                                                    Volume     Rate       Net
                                                    ------     ----       ---
                                                      (Dollars in thousands)
Interest-earning assets:
  Federal funds sold and overnight deposits          $ 15     $ (22)    $  (7)
  Interest bearing deposits in banks                    4         9        13
  Investment securities                               (98)       34       (64)
  Loans, net                                          472       469       941
  FHLB of Boston stock                                  2         4         6
                                                        -         -         -
      Total interest-earning assets                   395       494       889

Interest-bearing liabilities:
  NOW accounts                                          1        27        28
  Savings/money market accounts                       (13)      150       137
  Time deposits                                        54       264       318
  Borrowed funds                                      102         3       105
                                                     ----     -----     -----
      Total interest-bearing liabilities              144       444       588
                                                     ----     -----     -----
Net change in net interest income                    $251     $  50     $ 301
                                                     ====     =====     =====

                                                  Six Months Ended June 30, 2006
                                                            Compared to
                                                  Six Months Ended June 30, 2005
                                               Increase/(decrease) Due to Change in
                                               ------------------------------------
                                                    Volume     Rate       Net
                                                    ------     ----       ---
                                                      (Dollars in thousands)
Interest-earning assets:
  Federal funds sold and overnight deposits          $ (5)    $  11     $    6
  Interest bearing deposits in banks                   11        22         33
  Investment securities                              (198)       79       (119)
  Loans, net                                          981       772      1,753
  FHLB of Boston stock                                  4         6         10
                                                        -         -         --
    Total interest-earning assets                     793       890      1,683

Interest-bearing liabilities:
  NOW accounts                                         11        48         59
  Savings/money market accounts                       (19)      306        287
  Time deposits                                       118       494        612
  Borrowed funds                                      204        14        218
                                                     ----     -----     ------
     Total interest-bearing liabilities               314       862      1,176
                                                     ----     -----     ------
Net change in net interest income                    $479     $  28     $  507
                                                     ====     =====     ======

Quarter Ended June 30, 2006, compared to Quarter Ended June 30, 2005.

Interest and Dividend Income. The Company's interest and dividend income increased $889 thousand, or 16.6%, to $6.25 million for the three months ended June 30, 2006, from $5.36 million for the three months ended June 30, 2005, with average earning assets increasing $16.9 million, or 5.1%, to $347.2 million for the three months ended June 30, 2006, from $330.3 million for the three months ended June 30, 2005. The increase in interest income resulting from the rise in average earning assets was augmented by the higher rates earned on all categories of earning assets in 2006 versus 2005. Average loans approximated $310.8 million at an average yield of 7.64% for the three months ended June 30, 2006, up $26.2 million from $284.6 million at an average yield of 7.00% for the three months ended June 30, 2005, or a 9.2% increase in volume and a 64 basis point increase in yield. Quarterly average loans secured by real estate increased $26.1 million, or 11.0%, to $263.0 million for the second quarter of 2006, from $236.9 million for the second quarter of 2005. This increase was the result of strong demand for residential and commercial real estate in the Company's market including the Company's increased presence in Franklin County in Vermont resulting from the opening of a loan production office in St. Albans, Vermont, during the first quarter of 2005. This demand was influenced in part by low long-term interest rates, and high demand and prices in the Chittenden County, Vermont market, which is contiguous to the Company's markets, and is fueling growth in the Company's market. Municipal loans decreased $2.1 million, or 10.0%, to an average of $18.8 million in 2006 from an average of $20.9 million in 2005. Average commercial loans increased $2.9 million, or 13.4%, to $24.4 million for 2006 compared to $21.5 million for 2005.

The average balance of investments (including mortgage-backed securities) decreased $8.1 million or 23.6%, to $26.4 million for the three months ended June 30, 2006, from $34.5 million for the three months ended June 30, 2005. The decrease in the investment portfolio in 2006 reflects the continuing growth in the loan portfolio, as investment maturities and sales were used to fund loan growth, which continued to outpace the growth in deposits. The average level of federal funds sold and overnight deposits decreased $1.9 million, or 56.6%, to $1.4 million for the three months ended June 30, 2006, from $3.3 million for the three months ended June 30, 2005. The average level of interest bearing deposits in banks for the quarter was $7.1 million up $515 thousand or 7.9% from the 2005 average level of $6.5 million. Interest income from non-loan instruments was $391 thousand for the second quarter of 2006 and $443 thousand for the same period of 2005, reflecting the overall increase in yields offset by the overall decrease in volume.

Interest Expense. The Company's interest expense increased $588 thousand, or 57.5%, to $1.6 million for the three months ended June 30, 2006, from $1.0 million for the three months ended June 30, 2005, of which $144 thousand was a result of the increase in volume while the remaining $444 thousand increase was due to rate increases fueled by the twelve increases in the Federal Reserve's target Federal Funds rate between February 2, 2005 through June 30, 2006. Average interest-bearing liabilities increased $13.0 million, or 4.9%, to $278.2 million for the three months ended June 30, 2006, from $265.2 million for the three months ended June 30, 2005, and the average rate paid increased 76 basis points to 2.31% from 1.55% for the three months ended June 30, 2006 and 2005, respectively. Average time deposits were $104.9 million for the three months ended June 30, 2006, and $96.4 million for the three months ended June 30, 2005, or an increase of 8.8%. The average rate paid on time deposits increased 102 basis points, to 3.37% from 2.35% for the three months ended June 30, 2006 and 2005, respectively. The average balances for money market and savings accounts decreased $5.3 million, or 4.9%, to $104.0 million for the three months ended June 30, 2006, from $109.3 million for the three months ended June 30, 2005 as the spread widened for interest rates on time deposits which appeared to motivate customers to move funds into those higher paying instruments. A $1.0 million, or 2.1% increase in NOW accounts brought the average balance up to $51.6 million from $50.6 million. The period over period increase in NOW accounts reflects changes made in 2005 to the Company's deposit product offerings. In May of 2005, as part of the new deposit product launch, some legacy account products that did not pay interest were converted to new deposit products that pay interest. The account conversions during the second quarter of 2005 resulted in the transfer of over $6 million from demand deposits to interest bearing checking account (NOW's) products.

The average balance of funds borrowed increased from $8.8 million for the three months ended June 30, 2005, to $17.6 million for the three months ended June 30, 2006, while the average rate paid on those funds rose from 4.52% to 4.63% between years. These borrowings were used to fund strong continued loan growth, and to manage cash flow and liquidity.

Provision for Loan Losses. The loan loss provision for the quarter ended June 30, 2006 was $105 thousand compared to $0 for the same period in 2005. An increase in the growth of loans, a change in the composition of the loans within the portfolio and the internal down grading of three loan relationships to substandard account for the increase. For further details see, FINANCIAL CONDITION -"Allowance for Loan Losses" below.

Noninterest income. The following table sets forth changes from the second quarter of 2005 to the second quarter of 2006 for components of noninterest income:

                                                     For The Quarter Ended June 30,
(Dollars in Thousands)                          2006     2005    $ Variance    % Variance
                                                ----     ----    ----------    ----------
Trust income                                   $   74    $ 64        $10           15.6
Service fees                                      787     729         58            8.0
Net gains on sales of investment securities        14       1         13         1300.0
Net gains on sales of loans held for sale          27      23          4           17.4
Other                                             101      91         10           11.0
                                               ------    ----        ---
      Total noninterest income                 $1,003    $908        $95           10.5
                                               ======    ====        ===

Trust income. The increase resulted primarily from increases in regular fee income which is based on the market value of assets managed and the addition of new customers.

Service fees. The increase resulted primarily from increases in overdraft fees of $52 thousand, or 20.1%, increase in loan servicing fee income of $14 thousand or 16.0% and ATM usage fees of $14 thousand, or 9.4%, partially offset by a decline in deposit service charges of $19 thousand, or 26.6%, which resulted from the introduction, during the first and second quarters of 2005, of a group of retail deposit products that generally are not charged monthly service fees.

Other. The increase is primarily due to the increase in net mortgage servicing rights income.

Noninterest expense. The following table sets forth changes from the second quarter of 2005 to the second quarter of 2006 for components of noninterest expense:

                                         For the Quarter Ended June 30,
(Dollars in Thousands)             2006      2005     $ Variance    % Variance
                                   ----      ----     ----------    ----------
Salaries and wages                $1,511    $1,408       $103           7.3
Pension and employee benefits        552       520         32           6.2
Occupancy expense, net               198       198          -             -
Equipment expense                    261       244         17           7.0
Equity in losses of affordable
 housing investments                  56        55          1           1.8
Other                                873       852         21           2.5
                                  ------    ------       ----
      Total noninterest expense   $3,451    $3,277       $174           5.3
                                  ======    ======       ====

Salaries and wages and related expenses. The increase in 2006 over 2005 was due primarily to regular salary activity and the expansion of the Littleton, New Hampshire loan production office to a full service branch during the first quarter of 2006. Increases in related payroll taxes, an increase in the accrual for pension plan expense and a 5% increase in the Company's medical insurance costs account for the majority of the increase in pension and employee benefits.

Equipment expense. The majority of the increase is due to increased depreciation expense due as a result of the expansion of the Littleton, NH office to a full service branch and the upgrade of ATM's, computer equipment, and software.

Other. The majority of the increase was due to the loss, on the last day of June 2006, from the robbery at our Jeffersonville, Vermont branch, which was under our insurance deductible.

Year to Date June 30, 2006, compared to Year to Date June 30, 2005.

Interest and Dividend Income. The Company's interest and dividend income increased $1.7 million, or 16.01%, to $12.2 million for the six months ended June 30, 2006, from $10.5 million for the six months ended June 30, 2005, with average earning assets increasing $19.7 million, or 6.0%, to $348.2 million for the six months ended June 30, 2006, from $328.5 million for the six months ended June 30, 2005. The increase in interest income resulting from the rise in average earning assets was augmented by the higher rates earned on all categories of earning assets in 2006 versus 2005. The 16.0% increase in interest income for year to date 2006 compared to year to date 2005 was also achieved despite the one-time negative accounting adjustment of $115 thousand to loan interest accruals from prior years. Average loans approximated $308.4 million at an average yield of 7.47% for the six months ended June 30, 2006, up $27.8 million from $280.5 million at an average yield of 6.93% for the six months ended June 30, 2005, or a 9.9% increase in volume and a 54 basis point increase in yield. The majority of the increase was in loans secured by real estate.

The average balance of investments (including mortgage-backed securities) decreased $8.1 million or 27.9%, to $28.9 million for the six months ended June 30, 2006, from $37.0 million for the six months ended June 30, 2005, as investment maturities and sales were used to fund loan growth, which continued to outpace the growth in deposits. The decrease in the investment portfolio in 2006 reflects the continuing growth in the loan portfolio. The average level of federal funds sold and overnight deposits decreased $867 thousand, or 31.6%, to $1.9 million for the six months ended June 30, 2006, from $2.7 million for the six months ended June 30, 2005. The average level of interest bearing deposits in banks for the first half of 2006 was $7.6 million up $643 thousand or 9.2% from the 2005 average level of $7.0 million. Interest income from non-loan instruments was $866 thousand year to date for 2006 and $936 thousand for the same period of 2005, reflecting the overall increase in yields offset by the overall decrease in volume.

Interest Expense. The Company's interest expense increased $1.2 million, or 62.5%, to $3.1 million for the six months ended June 30, 2006, from $1.9 million for the six months ended June 30, 2005, of which $314 thousand was a result of the increase in volume and $862 thousand was due to increases in rates fueled by the twelve increases in the Federal Reserve's target Federal Funds rate between February 2, 2005 and June 30, 2006. Average interest-bearing liabilities increased $18.6 million, or 7.2%, to $278.8 million for the six months ended June 30, 2006, from $260.1 million for the six months ended June 30, 2005, and the average rate paid increased 76 basis points to 2.21% from 1.45% for the six months ended June 30, 2006 and 2005, respectively. Average time deposits were $103.2 million for the six months ended June 30, 2006, and $93.4 million for the six months ended June 30, 2005, or an increase of 10.5%. The average rate paid on time deposits increased 98 basis points, to 3.22% from 2.24% for the six months ended June 30, 2006 and 2005, respectively. The average balances for money market and savings accounts decreased $4.2 million, or 3.8%, to $105.7 million for the six months ended June 30, 2006, from $109.9 million for the six months ended June 30, 2005. A $4.1 million, or 8.5% increase in NOW accounts brought the average balance up to $52.0 million from $47.9 million. The period over period increase in NOW accounts reflects changes made in 2005 to the Company's deposit product offerings. In May of 2005, as part of the new deposit product launch, some legacy account products that did not pay interest were converted to new deposit products that pay interest. The account conversions during the second quarter of 2005 resulted in the transfer of over $6 million from demand deposits to interest bearing checking account (NOW's) products.

The average balance of funds borrowed increased from $9.0 million for the six months ended June 30, 2005, to $17.9 million for the three months ended June 30, 2006, while the average rate paid on those funds rose from 4.32% to 4.58% between years. These borrowings were used to fund strong continued loan growth, and to manage cash flow and liquidity.

Provision for Loan Losses. The loan loss provision year to date as of June 30, 2006 was $150 thousand compared to $0 for the same period in 2005. A change in the composition of the loans within the portfolio and the internal down grading of three loan relationships to substandard account for the increase. For further details see, FINANCIAL CONDITION - "Allowance for Loan Losses" below.

Noninterest income. The following table sets forth changes from year to date 2005 to year to date 2006 for components of noninterest income:


                                                        For Year to Date June 30,
(Dollars in Thousands)                          2006     2005      $ Variance    % Variance
                                                ----     ----      ----------    ----------
Trust income                                   $  145    $  129       $ 16            12.4
Service fees                                    1,493     1,403         90             6.4
Net gains on sales of investment securities        17         1         16          1600.0
Net gains on sales of loans held for sale         119       119          -               -
Other                                             175       141         34            24.1
                                               ------    ------       ----
      Total noninterest income                 $1,949    $1,793       $156             8.7
                                               ======    ======       ====

Trust income. The increase resulted from increases in regular fee income which is based on the market value of assets managed and the addition of new customers.

Service fees. The increase resulted primarily from increases in overdraft fees of $90 thousand, or 19.6%, increase in loan servicing fee income of $21 thousand or 13.4% and ATM usage fees of $27 thousand, or 9.3%, partially offset by a decline in deposit service charges of $55 thousand, or 32.5%, which resulted from the introduction, during the first and second quarters of 2005, of a group of retail deposit products that generally are not charged monthly service fees.

Other. The increase mainly resulted from a $20 thousand increase in mortgage servicing rights between years and an increase of $7 thousand in income from the Cash Surrender Value of life insurance policies held on certain directors, former directors and executive officers.

Noninterest expense. The following table sets forth changes from year to date 2005 to year to date 2006 for components of noninterest expense:

                                           For Year to Date June 30,
(Dollars in Thousands)             2006      2005     $ Variance    % Variance
                                   ----      ----     ----------    ----------
Salaries and wages                $3,005    $2,785       $220           7.9
Pension and employee benefits      1,129     1,035         94           9.1
Occupancy expense, net               401       402         (1)         (0.2)
Equipment expense                    517       512          5           1.0
Equity in losses of affordable
 housing investments                 165        95         70          73.7
Other                              1,631     1,629          2           0.1
                                   -----     -----       ----
      Total noninterest expense   $6,848    $6,458       $390           6.0
                                  ======    ======       ====

Salaries and wages and related expenses. The increase in 2006 over 2005 was due primarily to regular salary activity, the expansion of the Littleton, New Hampshire loan production office to a full service branch during the first quarter of 2006, increases in related payroll taxes, 401(k) contributions, and pension expense and an increase in the Company's medical insurance costs.

Amortization of investments in affordable housing projects. These expenses increased due primarily to amortization of new investments in affordable housing projects. The Company invested in two affordable housing projects during 2005 which resulted in the increase in amortization expense for 2006 versus 2005. The Company receives income tax credits from these investments, which also assists the Company in meeting its obligations under the Federal Community Reinvestment Act of 1977, as amended.

Income Tax Expense. The Company has provided for current and deferred federal income taxes for the current and all prior periods presented. The Company's provision for income taxes decreased $56 thousand, or 5.0%, to $1.06 million for the six months ended June 30, 2006, from $1.11 million for the same period in 2005, despite an increase in net income compared to the 2005 comparison period. The Company's effective tax rate decreased to 26.0% for the six months ended June 30, 2006, from 28.3% for the same period in 2005. This is the result of the increase in low income housing tax credits related to the Company's limited partnership investments in two new affordable housing projects in its market area during 2005 and an increase in non-taxable municipal income which were partially offset by the increase in federal income taxes resulting from increased taxable income.

                              FINANCIAL CONDITION

At June 30, 2006, the Company had total consolidated assets of $362.8 million, including gross loans and loans held for sale ("total loans") of $307.6 million, deposits of $296.7 million and stockholders' equity of $41.9 million. The Company's total assets experienced a seasonal decrease of $12.0 million or 3.2% to $362.8 million at June 30, 2006, from $374.7 million at December 31, 2005. This decrease is primarily due to the payoff of $10.8 million in tax anticipation municipal loans on June 30, 2006 in order for municipalities to comply with Vermont law. Municipal loans increased $9.3 million on July 3rd, the first business day of the next quarter as anticipated reflecting seasonal fluctuations in these loans. Net loans and loans held for sale were $304.2 million, or 83.9% of total assets at June 30, 2006, as compared to $304.0 million, or 81.1% of total assets at December 31, 2005. Cash and cash equivalents, including federal funds sold and overnight deposits, decreased $2.1 million, or 14.9%, to $12.1 million at June 30, 2006, from $14.2 million at December 31, 2005. Interest bearing deposits in banks decreased $1.9 million or 22.0% from $8.6 million at December 31, 2005 to $6.7 million at June 30, 2006 as maturing funds have been utilized to fund loan demand.

Investment securities available-for-sale decreased from $32.4 million at December 31, 2005, to $23.9 million at June 30, 2006, an $8.5 million, or 26.4%, decrease. Securities maturing were not replaced and $6.0 million was sold during the first half of the year at a gain of $17 thousand in order to fund loan demand.

Deposits decreased $16.6 million, or 5.3%, to $296.7 million at June 30, 2006, from $313.3 million at December 31, 2005. The decrease in deposits is a normal seasonal occurrence for the Company, as municipalities redeem their certificates of deposits on June 30th to payoff their tax anticipation loans. Noninterest bearing accounts decreased $6.0 million, or 11.4%, from $52.6 million at December 31, 2005, to $46.6 million at June 30, 2006 and interest bearing deposits decreased $10.6 million, or 4.1%, from $260.7 million at December 31, 2005 to $250.1 million at June 30, 2006. (See average balances and rates in the Yields Earned and Rates Paid table on Page 16). Total borrowings increased $4.1 million or 25.1% to $20.3 million at June 30, 2006, from $16.3 million at December 31, 2005 in order to match fund some specific loans and to manage liquidity needs, as lower cost deposits did not increase sufficiently to cover all of the Company's funding requirements.

Total capital increased from $41.6 million at December 31, 2005 to $41.9 million at June 30, 2006, reflecting net income of $3.0 million for the first half of 2006, less the regular cash dividend paid of $2.4 million, the purchase of Treasury stock totaling $42 thousand and an increase of $273 thousand in accumulated other comprehensive loss. (See Capital Resources section on Page
34)

Loans Held for Sale and Loan Portfolios. The Company's total loans primarily consist of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. As of June 30, 2006, the Company's total loan portfolio was $307.6 million, or 84.8% of assets, up from $307.2 million, or 82.0% of assets as of December 31, 2005, and from $292.3 million or 80.9 % of assets as of June 30, 2005. Total loans have only increased $0.4 million since December 31, 2005 because of the one day aberration with municipal loans while average loans (including loans held for sale) were $288.9 million for 2005 and have grown to $308.4 million or 6.7% for the first half of 2006. The Company sold $10.9 million of loans held for sale during the first half of 2006 resulting in a gain on sale of loans of $119 thousand, compared with loan sales of $9.9 million and related gain on sale of loans of $119 thousand for the first half of 2005.

The following table shows information on the composition of the Company's total loan portfolio as of June 30, 2006 and December 31, 2005:

Loan Type                                   June 30, 2006        December 31, 2005
---------                                   -------------        -----------------
                                                  (Dollars in thousands)
                                          Amount     Percent     Amount     Percent
Residential real estate                  $113,594      36.9     $106,470      34.7
Construction real estate                   18,246       5.9       18,066       5.9
Commercial real estate                    136,079      44.3      130,483      42.5
Commercial                                 21,199       6.9       20,650       6.7
Consumer                                    7,745       2.5        7,999       2.6
Municipal loans                             9,005       2.9       17,009       5.5
Loans Held for Sale                         1,734       0.6        6,546       2.1
                                         --------     -----     --------     -----
      Total loans                         307,602     100.0      307,223     100.0

Deduct:
Allowance for loan losses                  (3,235)                (3,071)
Unearned net loan fees                       (130)                  (152)
                                         --------               --------
      Net loans & Loans Held for Sale    $304,237               $304,000
                                         ========               ========

The Company originates and sells some residential mortgages into the secondary market, with most such sales made to the Federal Home Loan Mortgage Corporation (FHLMC/"Freddie Mac") and the Vermont Housing Finance Agency (VHFA). The Company services a $202.8 million residential real estate mortgage portfolio, approximately $85.1 million of which was serviced for unaffiliated third parties at June 30, 2006. Additionally, the Company originates commercial real estate and commercial loans under various SBA programs that provide an agency guarantee for a portion of the loan amount. The Company occasionally sells the guaranteed portion of the loan to other financial concerns and will retain servicing rights, which generates fee income. The Company serviced $5.1 million of commercial and commercial real estate loans for unaffiliated third parties as of June 30, 2006. The Company capitalizes servicing rights on these fees and recognizes gains and losses on the sale of the principal portion of these loans as they occur. The unamortized balance of servicing rights on loans sold with servicing retained was $326 thousand at June 30, 2006, with an estimated market value in excess of their carrying value.

In the ordinary course of business, the Company occasionally participates out, on a non-recourse basis, a portion of commercial/commercial real estate loans to other financial institutions for liquidity or credit concentration management purposes. The total of loans participated out as of June 30, 2006 was $7.6 million.

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

The Company's loan review procedures include a credit quality assurance process that begins with approval of lending policies and underwriting guidelines by the Board of Directors and includes a loan review department supervised by an experienced, former regulatory examiner, conservative individual lending limits for officers, Board approval for large credit relationships and a quality control process for loan documentation that includes post-closing reviews. The Company also maintains a monitoring process for credit extensions. The Company performs periodic concentration analyses based on various factors such as industries, collateral types, large credit sizes, and officer portfolio loads. The Company has established underwriting guidelines to be followed by its officers, exceptions are required to be approved by a senior loan officer or the Board of Directors. The Company monitors its delinquency levels for any negative or adverse trends. There can be no assurance, however, that the Company's loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general or local economic conditions.

Restructured loans include the Company's troubled debt restructurings that involved forgiving a portion of interest or principal on any loans, refinancing loans at a rate materially less than the market rate, rescheduling loan payments, or granting other concessions to a borrower due to financial or economic reasons related to the debtor's financial difficulties. Restructured loans do not include qualifying restructured loans that have complied with the terms of their restructure agreement for a satisfactory period of time. Restructured loans in compliance with modified terms totaled $1.3 million at June 30, 2006 and $21 thousand at December 31, 2005. The total amount that is restructured and in compliance at June 30, 2006 is guaranteed by the U.S. Department of Agriculture-Rural Development (USDA-RD). There are two loans totaling $167 thousand at June 30, 2006 that are not in compliance with their modified terms, both of these loans are in non-accrual status as of that date. At June 30, 2006, the Company was not committed to lend any additional funds to borrowers whose terms have been restructured.

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

The Company had loans on nonaccrual status totaling $1.2 million, or 0.38% of gross loans at June 30, 2006, $1.3 million, or 0.42%, at December 31, 2005, and $1.2 million, or 0.41%, at June 30, 2005. The aggregate interest income not recognized on such nonaccrual loans amounted to approximately $274 thousand and $232 thousand as of June 30, 2006 and 2005, respectively and $268 thousand as of December 31, 2005.

The Company had $1.1 million in loans past due 90 days or more and still accruing at June 30, 2006 and $3.3 million at December 31, 2005. Certain loans past due 90 days or more and still accruing interest are covered by guarantees of U.S. Government or state agencies. Approximately $536 thousand of the balances in this category were covered by such guarantees at June 30, 2006. At June 30, 2006, and December 31, 2005, respectively, the Company had internally classified certain loans totaling $3.0 million and $2.8 million. In management's view, such loans represent a higher degree of risk and could become nonperforming loans in the future. While still on a performing status, in accordance with the Company's credit policy, loans are internally classified when a review indicates any of the following conditions makes the likelihood of collection uncertain:

*     the financial condition of the borrower is unsatisfactory;
*     repayment terms have not been met;
* the borrower has sustained losses that are sizable, either in absolute terms or relative to net worth;
*     confidence is diminished;
*     loan covenants have been violated;
*     collateral is inadequate; or
*     other unfavorable factors are present.

On occasion real estate properties are acquired through or in lieu of loan foreclosure. These properties are to be sold and are initially recorded at the lesser of the recorded loan or fair value via an appraisal for more significant properties and management's estimate for minor properties at the date of acquisition establishing a new carrying basis. The Company had $101 thousand of residential real estate property classified as OREO at June 30, 2006 and none at December 31, 2005.

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

Adequacy of the allowance for loan losses is determined using a consistent, systematic methodology, which analyzes the risk inherent in the loan portfolio. In addition to evaluating the collectibility of specific loans when determining the adequacy of the allowance, management also takes into consideration other factors such as changes in the mix and size of the loan portfolio, historic loss experience, the amount of delinquencies and loans adversely classified, industry trends, and the impact of the local and regional economy on the Company's borrowers. The adequacy of the allowance for loan losses is assessed by an allocation process whereby specific loss allocations are made against certain adversely classified loans and general loss allocations are made against segments of the loan portfolio which have similar attributes. While for internal analytical purposes the Company allocates the allowance for loan losses based on the percentage category to total loans, the portion of the allowance for loan losses allocated to each category does not represent the total available for future losses which may occur within the loan category since the total allowance for possible loan losses is a valuation reserve available to cover losses in the entire portfolio.

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

For the quarter ended June 30, 2006, the methodology used to determine the provision for loan losses was unchanged from the prior quarter and year. The Company's loan portfolio balance remained relatively unchanged from December 31, 2005, however the composition changed significantly. Municipal loans, which carry a low required reserve factor, dropped by $8 million while commercial and residential real estate loans which are assigned a higher reserve factor, grew by $12.7 million. Therefore, the allowance for loan losses was increased despite the relatively stable portfolio loan balance. Additionally, from December 31, 2005 to June 30, 2006 three loan relationships were downgraded to an internal substandard rating which accounted for an increase of about $500 thousand in loans internally rated as substandard. As a result of these factors, the Company designated a loan loss provision for the six months ended June 30, 2006 of $150 thousand which brings the reserve to $3.235 million at June 30, 2006. There was no material change in the lending programs or terms during the quarter.

The following table reflects activity in the allowance for loan losses for the three and six months ended June 30, 2006 and 2005:

                                  Three Months Ended, June 30,    Six Months Ended, June 30,
                                  ----------------------------    --------------------------
                                       2006         2005                2006      2005
                                       ----         ----                ----      ----
                                                    (Dollars in Thousands)
Balance at beginning of period        $3,147       $3,068              $3,071    $3,067
Charge-offs
  Real Estate                              -           25                   -        28
  Commercial                               -           13                   -        13
  Consumer and other                      26           17                  35        35
                                      ------       ------              ------    ------
      Total charge-offs                   26           55                  35        76
                                      ------       ------              ------    ------
Recoveries
  Real Estate                              3            -                  25        12
  Commercial                               -            1                  12         1
  Consumer and other                       6            8                  12        18
                                      ------       ------              ------    ------
      Total recoveries                     9            9                  49        31
                                      ------       ------              ------    ------
Net recoveries (charge-offs)             (17)         (46)                 14       (45)
                                      ------       ------                        ------
Provision for loan losses                105            -                 150         -
                                      ------       ------              ------    ------
Balance at end of period              $3,235       $3,022              $3,235    $3,022
                                      ======       ======              ======    ======

The following table shows the internal breakdown of the Company's allowance for loan losses by category of loan (net of loans held for sale) and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

                                       June 30, 2006      December 31, 2005
                                     -----------------    -----------------
                                             (Dollars in Thousands)
                                     Amount    Percent    Amount    Percent
                                     ------    -------    ------    -------
Real Estate
  Residential                        $  697      38.5     $  571      35.4
  Commercial                          1,853      43.2      1,826      43.4
  Construction                          183       6.0        181       6.0
Other Loans
  Commercial                            364       6.9        343       6.9
  Consumer installment                  123       2.5        123       2.6
  Municipal, Other and
   Unallocated                           15       2.9         27       5.7
                                     ------     -----     ------     -----
      Total                          $3,235     100.0     $3,071     100.0
                                     ======     =====     ======     =====
Ratio of Net Charge Offs
(Recoveries) to Average Loans not
held for sale (1)                               (0.01)                0.02
                                                =====                ====
Ratio of Allowance for Loan
 Losses to Loans not held
 for sale                                        1.06                 1.02
                                                =====                ====
Ratio of Allowance for Loan
 Losses to non-performing
 loans (2)                                      89.76                66.66
                                                =====                =====

--------------------
<F1>  Annualized
<F2>  Non-performing loans include loans in non-accrual status, loans past due
      90 days or more and still accruing, and restructured loans.

Not withstanding the categories shown in the table above all funds in the allowance for loan losses are available to absorb loan losses in the portfolio, regardless of loan category.

Management of the Company believes that the allowance for loan losses at June 30, 2006, is adequate to cover losses inherent in the Company's loan portfolio as of such date. However there can be no assurance that the Company will not sustain losses in future periods, which could be greater than the size of the allowance at June 30, 2006. See CRITICAL ACCOUNTING POLICIES. While the Company recognizes that an economic slowdown may adversely impact its borrowers' financial performance and ultimately their ability to repay their loans, management continues to be cautiously optimistic about the key credit indicators from the Company's loan portfolio.

Investment Activities. At June 30, 2006, the reported value of investment securities available-for-sale was $23.9 million or 6.6% of its assets. The amount in Investment securities available-for-sale decreased from $32.4 million at December 31, 2005, to $ 23.9 million at June 30, 2006, as loan demand remained strong and securities maturing, sold or paying down have not been replaced dollar for dollar.

The Company had no securities classified as held-to-maturity or trading. The reported value of investment securities available-for-sale at June 30, 2006 reflects a negative valuation adjustment of $562 thousand. The offset of this adjustment, net of income tax effect, was an $371 thousand loss reflected in the Company's other comprehensive loss component of stockholders' equity at June 30, 2006.


At December 31, 2005, the Company had twenty-eight debt securities with a fair value of $10.7 million with an unrealized loss of $324 thousand, or 1% of the value of the amortized cost of the entire investment portfolio, that had existed for more than 12 months. The Company sold one security year to date which had been deemed to be other than temporarily impaired as of December 31, 2005.

At June 30, 2006, thirty-one securities with a fair value of $11.5 million or 48.3% of the portfolio have been in a loss position for more than twelve months with unrealized losses totaling $589 thousand. The primary factor causing these unrealized losses is the change in the interest rate environment over the past 24 months especially in the near-term market. Management deems the unrealized losses on all these securities to be temporary as the only credit quality issue is with Ford Motor Credit Corporation which has shown an improvement in pricing since the end of the previous quarter and its management's actions to improve the position of the parent company are positive. The Company has the ability to hold these securities, classified as available-for-sale, for the foreseeable future.

Deposits. The following table shows information concerning the Company's average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the periods ended June 30, 2006, and December 31, 2005:

                            Six Months Ended June 30, 2006       Year Ended December 31, 2005
                            -------------------------------    -------------------------------
                                                  (Dollars in thousands)
                                        Percent                            Percent
                            Average     Of Total    Average    Average     of Total    Average
                            Amount      Deposits      Rate     Amount      Deposits      Rate
                            -------     --------    -------    -------     --------    -------
Non-time deposits:
  Demand deposits           $ 47,928       15.5         -      $ 50,007       16.2          -
  NOW accounts                51,957       16.8      0.67%       51,813       16.8       0.51%
  Money Market accounts       58,869       19.1      2.36%       59,300       19.2       1.60%
  Savings accounts            46,828       15.2      0.57%       50,369       16.4       0.69%
                            --------      -----                --------      -----
Total non-time deposits:     205,582       66.6      0.98%      211,489       68.6       0.74%
                            --------      -----                --------      -----
Time deposits:
  Less than $100,000          64,529       20.9      2.96%       61,834       20.1       2.23%
  $100,000 and over           38,637       12.5      3.66%       35,018       11.3       2.98%
                            --------      -----                --------      -----
Total time deposits          103,166       33.4      3.22%       96,852       31.4       2.50%
                            --------      -----                --------      ----
Total deposits              $308,748      100.0      1.73%     $308,341      100.0       1.29%
                            ========      =====                ========      =====

The Company's customers have been opening certificates of deposit to take advantage of increasing time deposit rates as evidenced by the $3.6 million or 10.3% increase in average time deposits of $100,000 and over and the $2.7 million or 4.4% increase in time deposits less than $100,000 in 2006 year to date.

The following table sets forth information regarding the Company's time deposits in amounts of $100,000 or more at June 30, 2006, and December 31, 2005, that mature during the periods indicated:

                   June 30, 2006    December 31, 2005
                   -------------    -----------------
                         (Dollars in thousands)

Within 3 months       $ 7,896            $11,545
3 to 6 months           7,778             15,660
6 to 12 months          7,469              6,941
Over 12 months          3,259              1,436
                      -------            -------
                      $26,402            $35,582
                      =======            =======

The largest decrease in total time deposits over $100,000 between December 31, 2005 and June 30, 2006 was in the municipal deposit category as municipalities in Vermont normally redeem their certificates of deposit on June 30th in order to pay down tax anticipation debt to remain in compliance with Vermont law. Certificates of Deposit $100,000 or greater were back up to $35.1 million by July 5th.

Borrowings. Borrowings from the Federal Home Loan Bank of Boston (FHLB) were $20.3 million at June 30, 2006, at a weighted average rate of 4.87%, and $16.3 million at December 31, 2005, at a weighted average rate of 4.51%. The change between year end 2005 and the end of the second quarter 2006 is a net increase of $4.0 million or 24.5% due partially to the match funding of one large commercial real estate loan and the remainder due to support for general loan growth.

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

Members of ALCO meet informally at least weekly to set loan and deposit rates, make investment decisions, monitor liquidity and evaluate the loan demand pipeline. Deposit runoff is monitored daily and loan prepayments evaluated monthly. The Company historically has maintained a substantial portion of its loan portfolio on a variable rate basis and plans to continue this Asset/Liability Management (ALM) strategy in the future. Portions of the variable rate loan portfolio have interest rate floors and caps which are taken into account by the Company's ALM modeling software to predict interest rate sensitivity, including prepayment risk. As of June 30, 2006, the investment portfolio was all classified as available-for-sale and the modified duration was relatively short. The Company does not utilize any derivative products or invest in any "high risk" instruments.

The Company's interest rate sensitivity analysis (simulation) as of December 2005 for a 75 basis point increase in the rate environment in 25 basis point increments (Prime at December 31, 2005, was 7.25% and was 8.25% on June 30, 2006, but moved up the last 25 basis points to 8.25% on June 29th, therefore it was not taken into account in the simulation), projected the following for the six months ended June 30, 2006, compared to the actual results:

                                        June 30, 2006
                             ----------------------------------
                                                     Percentage
                             Projected    Actual     Difference
                             ---------    ------     ----------
                                   (Dollars in thousands)

      Net Interest Income     $9,694      $9,114        -6.0%
      Net Income              $3,279      $3,007        -8.3%
      Return on Assets          1.77%       1.62%       -8.5%
      Return on Equity         16.10%      14.49%      -10.0%

Actual net interest income is lower than projected mainly due to three reasons. The first is that interest-earning assets in total did not grow as much as anticipated during the first half of 2006 as non-time deposit generation was slower than anticipated resulting in reduction in the investment portfolio from what had been projected. The second reason was the $115 thousand adjustment to loan income in January of 2006 to correct prior years' errors. Lastly was the rapid rise during 2006 of rates paid on deposits in order to remain competitive.

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

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. For interest rate caps and floors written on adjustable rate loans, the contract or notional amounts do not represent management's estimate of the actual exposure to credit loss. The Company controls the risk of interest rate cap agreements through credit approvals, limits, and monitoring procedures.

The Company generally requires collateral or other security to support financial instruments with credit risk.

As of June 30, 2006, and December 31, 2005, the contract or notional amount of financial instruments whose contract or notional amount represents credit risk was as follows:

                                  June 30, 2006    December 31, 2005
                                  -------------    -----------------
                                        (Dollars in thousands)
Commitments to originate loans       $23,366            $ 9,722
Unused lines of credit                30,968             35,349
Standby letters of credit              1,758                918
Credit Card arrangements               2,326              2,236
                                     -------            -------
      Total                          $58,418            $48,225
                                     -------            -------

The increase in commitments to originate loans reflects a broadening of the Company's customer base in its market area, which was influenced in part by strong local loan demand and increased lending activity in the Franklin and Chittenden county areas resulting in large part from its St. Albans, Vermont loan production office, which opened in January 2005.

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

The Company's significant fixed and determinable contractual obligations to third parties at June 30, 2006, and December 31, 2005, were as follows:

                                        June 30, 2006    December 31, 2005
                                        -------------    -----------------
                                              (Dollars in thousands)
Operating lease commitments                $    200           $    232
Maturities on borrowed funds                 20,340             16,256
Deposits without stated maturity (1)        204,158            216,273
Certificates of deposit (1)                  92,576             97,026
Pension plan contributions (2)                  170                498
Deferred compensation payouts (4)               550                730
Equity investment commitments in
 housing limited partnerships                   356                704
Construction contract (3)                         -                318
                                           --------           --------
      Total                                $318,350           $332,037
                                           ========           ========

--------------------
<F1>  While Union has a contractual obligation to depositors should they wish to withdraw all or some of the funds on deposit, management believes, based on historical analysis, that the majority of these deposits will remain on deposit for the foreseeable future. The amounts exclude interest accrued.
<F2>  Funding requirements for pension benefits after 2006 are excluded due to the significant variability in the assumptions required to project the amount and timing of future cash contributions.
<F3>  Contract to construct a new branch in Littleton, New Hampshire, which was completed March 2006.
<F4>  The Company owns life insurance on the lives of the payees, in an amount estimated by management to be sufficient to reimburse the Company for the deferred compensation payments should the Company desire to utilize the death benefit proceeds for that purpose. The policies have a current cash surrender value of $1.9 million.

The Company's subsidiary bank is required (as are all banks) to maintain vault cash or a noninterest bearing reserve balance as established by Federal Reserve regulations. The bank's average total reserve for the 14-day maintenance period including June 30, 2006 was $377 thousand and for December 31 2005 was $330 thousand, both of which were satisfied by vault cash. The Company has also committed to maintain a noninterest bearing contracted clearing balance of $1 million at June 30, 2006 with the Federal Reserve Bank of Boston.

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

The following table shows the Company's rate sensitivity analysis as of June 30, 2006:

                                                                                 June 30, 2006
                                                                           Cumulative Repriced Within
                                                     --------------------------------------------------------------------
                                                     3 Months    4 to 12     1 to 3      3 to 5      Over 5
                                                     or Less     Months      Years       Years        Years        Total
                                                     --------    -------     ------      ------      ------        -----
                                                                 (Dollars in thousands, by repricing date)

Interest sensitive assets:
  Federal funds sold and
   overnight deposits                                $     20    $     -    $      -    $      -    $       -    $     20
  Interest bearing deposits in banks                      897      1,480       3,545         786            -       6,708
  Investment securities available-for-sale (1)(3)       1,173      3,466       9,419       3,906        5,228      23,192
  FHLB Stock                                                -          -           -           -        1,488       1,488
  Loans and loans held for sale (2)(3)                115,350     63,433      73,590      44,325       10,744     307,472
                                                     --------    -------    --------    --------    ---------    --------
      Total interest sensitive assets                $117,440    $68,379    $ 86,554    $ 49,017    $  17,490    $338,880

Interest sensitive liabilities:
  Time deposits                                      $ 23,776    $47,011    $ 19,834    $  1,955    $       -    $ 92,576
  Money markets                                         6,089          -           -           -       50,932      57,021
  Regular savings                                       8,755          -           -           -       37,532      46,287
  NOW accounts                                         19,310          -           -           -       34,913      54,223
  Borrowed funds                                        4,262      2,966       1,255       1,202       10,655      20,340
                                                     --------    -------    --------    --------    ---------    --------
      Total interest sensitive liabilities           $ 62,192    $49,977    $ 21,089    $  3,157    $ 134,032    $270,447

Net interest rate sensitivity gap                    $ 55,248    $18,402    $ 65,465    $ 45,860    $(116,542)   $ 68,433
Cumulative net interest rate
 sensitivity gap                                     $ 55,248    $73,650    $139,115    $184,975    $  68,433
Cumulative net interest rate
 sensitivity gap as a
 percentage of total assets                             15.3%      20.3%       38.3%       51.0%        18.9%
Cumulative net interest rate sensitivity
 gap as a percentage of total
 interest-sensitive assets                              16.3%      21.7%       41.1%       54.6%        20.2%
Cumulative net interest rate sensitivity
 gap as a percentage of total
 interest-sensitive liabilities                         20.4%      27.2%       51.4%       68.4%        25.3%

<F1>  Investment securities available-for-sale exclude marketable equity securities with a fair value of $669 thousand that may be sold by the Company at any time.
<F2>  Balances shown net of unearned income of $130 thousand.
<F3>  Estimated repayment assumptions considered in Asset/Liability model.

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

The following chart reflects the cumulative results of the latest simulation analysis for the next twelve months on Net Interest Income, Net Income, Return on Assets, Return on Equity and Net Fair Value Ratio. The projection utilizes a rate shock, applied proportionately, of up and down 300 basis points from the June 30, 2006 prime rate of 8.25%, this is the highest and lowest internal slopes monitored. This slope range was determined to be the most relevant during this economic cycle.

                    INTEREST RATE SENSITIVITY ANALYSIS MATRIX
                             (Dollars in thousands)

                                                           Return    Return
                                                             on        on      Net Fair
12 Months    Prime     Net Interest    Change     Net      Assets    Equity      Value
 Ending      Rate         Income          %      Income       %         %        Ratio
---------    -----     ------------    ------    ------    ------    ------    --------
June-07      11.25%       $20,989       15.1     $8,116     2.18     18.40      10.02%
              8.25%       $18,233        -       $6,186     1.60     13.93      11.57%
              5.25%       $15,275      (16.2)    $4,116     0.98      8.77      13.02%

The resulting projected cumulative effect of these estimates on Net Interest Income and the Net Fair Value Ratio for the twelve month period ending June 30, 2007, are within approved ALCO guidelines. The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk under different rate scenarios.

Liquidity. Managing liquidity risk is essential to maintaining both depositor confidence and stability in earnings. Liquidity is a measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to fund deposit withdrawals, repay borrowings, fund investment and lending activities, and for other general business purposes. The Company's principal sources of funds are deposits, amortization and prepayment of loans and securities, maturities of investment securities and other short-term investments, sales of securities and loans available-for-sale, earnings and funds provided from operations. Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities, reduces the Company's exposure to rollover risk on deposits and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments, draws on unused lines of credit and requests for new loans. The Company's strategy is to fund assets, to the maximum extent possible, with core deposits that provide a sizable source of relatively stable and low-cost funds. For the quarter ended, June 30, 2006, the Company's ratio of average loans to average deposits was 101.1% compared to the prior year of 94.0%. The increase in the loan to deposit ratio between years was mainly funded by the decrease in investment securities available-for-sale and cash and due from banks as well as Federal Home Loan Bank
(FHLB) of Boston advances.

In addition, as Union Bank is a member of the FHLB of Boston, it has access to unused line of credit up to $33.7 million at June 30, 2006 over and above the term advances already drawn on the line based on FHLB estimate as of that date with the purchase of required capital stock. This line of credit could be used for either short or long term liquidity or other needs. In addition to its borrowing arrangements with the FHLB of Boston, Union Bank maintains a $7.5 million pre-approved Federal Funds line of credit with an upstream correspondent bank and a repurchase agreement line with a selected brokerage house. There were no balances outstanding on either line at June 30, 2006. Union is a member of the Certificate of Deposit Account Registry Service ("CDARS") of Promontory Interfinancial Network which allows Union to provide higher FDIC deposit insurance to customers by exchanging deposits with other members and allows Union to purchase deposits from other members as another source of funding. There were no purchased deposits at either June 30, 2006 or December 31, 2005 although Union had exchanged $42 thousand and $1.7 million, respectively, with other CDARS members as of those dates.

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

The Company's management monitors current and projected cash flows and adjusts positions as necessary to maintain adequate levels of liquidity. Although approximately 76% of the Company's time deposits will mature within twelve months, management believes, based upon past experience, (percentage of time deposits to mature within twelve months has ranged from 72% to 84% over the preceding six years) the relationships developed with local municipalities, and the introduction of new deposit products in 2005, that Union Bank will retain a substantial portion of these deposits. Management will continue to offer a competitive but prudent pricing strategy to facilitate retention of such deposits. A reduction in total deposits could be offset by purchases of federal funds, purchases of deposits, short-or-long-term FHLB borrowings, utilization of the repurchase agreement line, or liquidation of investment securities, purchased brokerage certificates of deposit or loans held for sale. Such steps could result in an increase in the Company's cost of funds and adversely impact the net interest spread and margin. Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. However, any projections of future cash needs and flows are subject to substantial uncertainty. Management continually evaluates opportunities to buy/sell securities and loans available-for-sale, obtain credit facilities from lenders, or restructure debt for strategic reasons or to further strengthen the Company's financial position.

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

The total dollar value of the Company's stockholders' equity was $41.9 million at June 30, 2006, reflecting net income of $3.0 million for the first six months of 2006, less cash dividends paid of $2.4 million, the purchase of 1,923 shares of Treasury stock totaling $42 thousand, and an increase of $273 thousand in accumulated other comprehensive loss, compared to stockholders' equity of $41.6 million at year end 2005.

Union Bankshares, Inc. has 5 million shares of $2.00 par value common stock authorized. As of June 30, 2006, the Company had 4,918,611 shares issued, of which 4,540,740 were outstanding and 377,871 were held in Treasury.

The Board of Directors has authorized the repurchase of up to 100,000 shares of common stock, or approximately 2.2% of the Company's outstanding shares, for an aggregate repurchase cost not to exceed $2.15 million. Shares can be repurchased in the open market or in negotiated transactions. The repurchase program is open for an unspecified period of time. As of June 30, 2006 the Company had repurchased 16,923 shares under this program, for a total cost of $357 thousand.

As of June 30, 2006, there were outstanding employee incentive stock options with respect to 12,825 shares of the Company's common stock, granted pursuant to Union Bankshare's 1998 Incentive Stock Option Plan. As of such date, 9,575 options were currently exercisable but only 3,325 of those options were "in the money". Of the 75,000 shares authorized for issuance under the 1998 Plan, 48,700 shares remain available for future option grants. During the second quarter of 2006, no incentive stock options granted pursuant to the 1998 plan were exercised and none were granted.

Union Bankshares, Inc. and Union Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Management believes, as of June 30, 2006, that both companies meet all capital adequacy requirements to which they are subject. As of June 30, 2006, the most recent calculation categorizes Union Bank as well capitalized under the regulatory framework for prompt corrective action. The prompt corrective action capital category framework applies to FDIC insured depository institutions such as Union but does not apply directly to bank holding companies such as the Company. To be categorized as well capitalized, Union Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since June 30, 2006, that management believes have changed either company's category.

Union Bank's and the Company's actual capital amounts and ratios as of June 30, 2006, are presented in the table:

                                                                                       Minimums
                                                                                      to be Well
                                                                  Minimums        Capitalized Under
                                                                 for Capital      Prompt Corrective
                                               Actual           Requirements      Action Provisions
                                          ----------------    ----------------    -----------------
                                          Amount     Ratio    Amount     Ratio    Amount      Ratio
                                          ------     -----    ------     -----    ------      -----
                                                            (Dollars in thousands)

Total capital to risk weighted assets
  Union Bank                              $45,307    17.6%    $20,594     8.0%    $25,743     10.0%
  Company                                 $45,632    17.7%    $20,625     8.0%        N/A      N/A
Tier I capital to risk weighted assets
  Union Bank                              $41,973    16.3%    $10,300     4.0%    $15,450      6.0%
  Company                                 $42,298    16.4%    $10,317     4.0%        N/A      N/A
Tier I capital to average assets
  Union Bank                              $41,973    11.3%    $14,858     4.0%    $18,572      5.0%
  Company                                 $42,298    11.4%    $14,841     4.0%        N/A      N/A

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Information called for by this item is incorporated by reference in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "OTHER FINANCIAL CONSIDERATIONS" on pages 28 through 35 in this Form 10-Q.

Item 4. Controls and Procedures.

The Company's chief executive officer and chief financial officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the report date and concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

                      ISSUER PURCHASES OF EQUITY SECURITIES

-------------------------------------------------------------------------------------------------------------
                                                                                          Maximum Number of
                                                    Total Number of Shares Purchased     Shares that May Yet
              Total Number of     Average Price       as Part of Publicly Announced      Be Purchased Under
  Period      Shares Purchased    Paid per Share          Plans or Programs (1)         the Plans or Programs
-------------------------------------------------------------------------------------------------------------
June, 2006           97               $21.22                       97                          83,077

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

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting of shareholders on May 17, 2006. Of 4,540,837 shares outstanding on the record date of the meeting (March 31, 2006), 3,612,602 shares were represented in person or by proxy. The only matter voted on by the shareholders at the meeting was to fix the number of directors at eight and to elect the following individuals as directors for the ensuing year.

                           Votes        Votes       Votes        Broker
Nominees                    For       Withheld    Abstained    Non-votes
--------                   -----      --------    ---------    ---------

Cynthia D. Borck         3,595,273     16,779        550           --
Steven J. Bourgeois      3,609,052      3,000        550           --
Kenneth D. Gibbons       3,595,276     16,776        550           --
Franklin G. Hovey, II    3,607,877      4,175        550           --
Richard C. Marron        3,607,926      4,126        550           --
Robert P. Rollins        3,595,402     16,650        550           --
Richard C. Sargent       3,595,876     16,176        550           --
John H. Steel            3,612,052         --        550           --

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

August 10, 2006                        Union Bankshares, Inc.

                                       /s/ Kenneth D. Gibbons
                                       ---------------------------------------
                                       Kenneth D. Gibbons
                                       Director, President and Chief Executive
                                       Officer

                                       /s/ Marsha A. Mongeon
                                       ---------------------------------------
                                       Marsha A. Mongeon
                                       Chief Financial Officer and Treasurer
                                       (Principal Financial Officer)

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