Form 10-Q
period 2006-09-30
UNION BANKSHARES INC
filed 2006-11-14
CIK 706863

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
               For the quarterly period ended: September 30, 2006

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 3, 2006:
         Common Stock, $2 par value                  4,538,240 shares

                             UNION BANKSHARES, INC.
                               TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements.
Unaudited Consolidated Financial Statements Union Bankshares, Inc.
 and Subsidiary
  Consolidated Balance Sheets                                                 3
  Consolidated Statements of Income                                           4
  Consolidated Statement of Changes in Stockholders' Equity                   5
  Consolidated Statements of Cash Flows                                       6
Notes to Unaudited Consolidated Financial Statements                          8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                          11
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.         38
Item 4.  Controls and Procedures.                                            38

PART II OTHER INFORMATION

Item 1.  Legal Proceedings.                                                  38
Item 1A. Risk Factors.                                                       38
Item 2.  Unregistered Sales of Securities and Use of Proceeds.               38
Item 6.  Exhibits.                                                           39

Signatures                                                                   39

Part l  Financial Information
  Item 1. Financial Statements

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                     (Unaudited)
                                                                    September 30,     December 31,
                                                                        2006              2005
                                                                    -------------     ------------
Assets                                                                  (Dollars in thousands)
  Cash and due from banks                                             $ 10,345          $ 14,019
  Federal funds sold and overnight deposits                              5,304               189
                                                                      --------          --------
      Cash and cash equivalents                                         15,649            14,208

  Interest bearing deposits in banks                                     6,107             8,598
  Investment securities available-for-sale                              22,323            32,408
  Loans held for sale                                                    2,423             6,546

  Loans                                                                315,592           300,677
    Allowance for loan losses                                           (3,324)           (3,071)
    Unearned net loan fees                                                (127)             (152)
                                                                      --------          --------
      Net loans                                                        312,141           297,454

  Accrued interest receivable                                            1,871             1,972
  Premises and equipment, net                                            5,994             5,898
  Other assets                                                           8,531             7,662
                                                                      --------          --------

      Total assets                                                    $375,039          $374,746
                                                                      ========          ========
Liabilities and Stockholders' Equity

Liabilities
  Deposits
    Non-interest bearing                                              $ 50,492          $ 52,617
    Interest bearing                                                   258,440           260,682
                                                                      --------          --------
      Total deposits                                                   308,932           313,299
  Borrowed funds                                                        19,075            16,256
  Accrued interest and other liabilities                                 4,397             3,588
                                                                      --------          --------
      Total liabilities                                                332,404           333,143
                                                                      --------          --------

Commitments and Contingencies

Stockholders' Equity
  Common stock, $2.00 par value; 5,000,000 shares authorized;
   4,918,611 shares issued at 9/30/06 and 12/31/05                       9,837             9,837
  Paid-in capital                                                          147               140
  Retained earnings                                                     34,888            33,761
  Treasury stock at cost; 377,871 shares at 9/30/06 and 375,948
   at 12/31/05                                                          (2,079)           (2,037)
  Accumulated other comprehensive loss                                    (158)              (98)
                                                                      --------          --------
      Total stockholders' equity                                        42,635            41,603
                                                                      --------          --------

      Total liabilities and stockholders' equity                      $375,039          $374,746
                                                                      ========          ========

See accompanying notes to the unaudited consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

                                                                Three Months Ended           Nine Months Ended
                                                                  September 30,               September 30,
                                                                2006          2005          2006          2005
                                                                ----          ----          ----          ----
                                                                 (Dollars in thousands except Per Share Data)

Interest income
  Interest and fees on loans                                  $   6,122     $   5,241     $  17,427     $  14,793
  Interest on debt securities
    Taxable                                                         188           303           721           948
    Tax exempt                                                       47            45           145           145
  Dividends                                                          49            24            94            64
  Interest on federal funds sold and overnight deposits              67            98           110           135
  Interest on interest bearing deposits in banks                     61            71           208           185
                                                              ---------     ---------     ---------     ---------
      Total interest income                                       6,534         5,782        18,705        16,270
                                                              ---------     ---------     ---------     ---------
Interest expense
  Interest on deposits                                            1,532         1,108         4,176         2,794
  Interest on borrowed funds                                        287           160           700           355
                                                              ---------     ---------     ---------     ---------
      Total interest expense                                      1,819         1,268         4,876         3,149
                                                              ---------     ---------     ---------     ---------

      Net interest income                                         4,715         4,514        13,829        13,121

Provision for loan losses                                             -             -           150             -
                                                              ---------     ---------     ---------     ---------
      Net interest income after provision for loan losses         4,715         4,514        13,679        13,121
                                                              ---------     ---------     ---------     ---------

Noninterest income
  Trust income                                                       74            67           219           196
  Service fees                                                      787           756         2,280         2,159
  Net gains on sales of investment securities                         5             -            22             1
  Net gains on sales of loans held for sale                         108            48           227           167
  Other income                                                       19            29           194           170
                                                              ---------     ---------     ---------     ---------
      Total noninterest income                                      993           900         2,942         2,693
                                                              ---------     ---------     ---------     ---------

Noninterest expenses
  Salaries and wages                                              1,536         1,444         4,541         4,229
  Pension and employee benefits                                     541           497         1,670         1,532
  Occupancy expense, net                                            184           190           585           592
  Equipment expense                                                 269           277           786           789
  Other expenses                                                    893           944         2,689         2,668
                                                              ---------     ---------     ---------     ---------
      Total noninterest expense                                   3,423         3,352        10,271         9,810
                                                              ---------     ---------     ---------     ---------

      Income before provision for income taxes                    2,285         2,062         6,350         6,004

Provision for income taxes                                          623           568         1,681         1,682
                                                              ---------     ---------     ---------     ---------

      Net income                                              $   1,662     $   1,494     $   4,669     $   4,322
                                                              =========     =========     =========     =========

Earnings per common share                                     $    0.37     $    0.33     $    1.03     $    0.95
                                                              =========     =========     =========     =========

Weighted average number of common
 shares outstanding                                           4,540,740     4,554,663     4,541,022     4,554,663
                                                              =========     =========     =========     =========

Dividends per common share                                    $    0.26     $    0.24     $    0.78     $    1.12
                                                              =========     =========     =========     =========

See accompanying notes to the unaudited consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

                                                 Common Stock
                                              ------------------                                    Accumulated
                                               Shares,                                                 other           Total
                                               net of              Paid-in   Retained   Treasury   comprehensive   stockholders'
                                              Treasury    Amount   capital   earnings    stock         loss            equity
                                              --------    ------   -------   --------   --------   -------------   -------------
                                                                            (Dollars in thousands)

Balances, December 31, 2005                   4,542,663   $9,837    $140     $33,761    $(2,037)       $ (98)          $41,603

Comprehensive income:
  Net income                                          -        -       -       4,669          -            -             4,669
  Change in net unrealized loss on
   investment securities available-for-sale,
   net of reclassification adjustment and
   tax effects                                        -        -       -           -          -          (60)              (60)
                                                                                                                       -------

  Total comprehensive income                          -        -       -           -          -            -             4,609
                                                                                                                       -------

Cash dividends declared
 ($0.78 per share)                                    -        -       -      (3,542)         -            -            (3,542)

Issuance of stock options                             -        -       7           -          -            -                 7

Purchase of treasury stock                       (1,923)       -       -           -        (42)           -               (42)
                                              ---------   ------    ----     -------    -------        -----           -------

Balances, September 30, 2006                  4,540,740   $9,837    $147     $34,888    $(2,079)       $(158)          $42,635
                                              =========   ======    ====     =======    =======        =====           =======

See accompanying notes to the unaudited consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                        Nine Months Ended
                                                                 -------------------------------
                                                                 September 30,     September 30,
                                                                     2006              2005
                                                                     ----              ----
                                                                     (Dollars in thousands)
Cash Flows From Operating Activities
  Net Income                                                       $  4,669          $  4,322
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation                                                        585               588
    Provision for loan losses                                           150                 -
    Credit for deferred income taxes                                   (109)             (212)
    Net amortization on investment securities                            55               112
    Equity in losses of limited partnerships                            231               156
    Issuance of stock options                                             7                 -
    Decrease in unamortized loan fees                                   (26)              (11)
    Proceeds from sales of loans held for sale                       15,476            13,810
    Origination of loans held for sale                              (11,127)          (12,116)
    Net gain on sales of investment securities                          (22)               (1)
    Net gain on sales of loans held for sale                           (227)             (167)
    Net gain on disposals of premises and equipment                      (6)               (2)
    Decrease (increase)  in accrued interest receivable                 101              (205)
    Increase in other assets                                           (341)             (115)
    Increase (decrease) in income taxes                                 153              (105)
    Decrease  in accrued interest payable                               289                89
    Increase in other liabilities                                       369               749
                                                                   --------          --------
      Net cash provided by operating activities                      10,227             6,892
                                                                   --------          --------

Cash Flows From Investing Activities
  Interest bearing deposits in banks
    Maturities and redemptions                                        2,788             1,581
    Purchases                                                          (297)           (6,151)
  Investment securities available-for-sale
    Sales                                                             7,594             1,994
    Maturities, calls and paydowns                                    3,321            11,297
    Purchases                                                          (954)           (7,611)
  Net purchase of Federal Home Loan Bank stock                         (443)                -
  Increase in loans, net                                            (15,156)          (18,807)
  Recoveries of loans charged off                                       152                43
  Purchases of premises and equipment                                  (683)             (875)
  Investments in limited partnerships                                     -              (142)

                                                                        Nine Months Ended
                                                                 -------------------------------
                                                                 September 30,     September 30,
                                                                     2006              2005
                                                                     ----              ----
                                                                     (Dollars in thousands)

  Proceeds from sales of premises and equipment                           9                 2
  Proceeds from sales of repossessed property                            15                11
                                                                   --------          --------
      Net cash used in investing activities                          (3,654)          (18,658)
                                                                   --------          --------

Cash Flows From Financing Activities
  Increase in borrowings outstanding, net                             2,819             5,605
  Net decrease in non-interest bearing deposits                      (2,125)           (6,031)
  Net (decrease) increase  in interest bearing deposits              (2,242)           17,339
  Purchase of treasury stock                                            (42)                -
                                                                                            -
  Dividends paid                                                     (3,542)           (5,102)
                                                                   --------          --------

      Net cash (used in) provided by in financing activities         (5,132)           11,811
                                                                   --------          --------

      Increase in cash and cash equivalents                           1,441                45
Cash and cash equivalents
  Beginning                                                          14,208            21,117
                                                                   --------          --------

  Ending                                                           $ 15,649          $ 21,162
                                                                   ========          ========

Supplemental Disclosures of Cash Flow Information
  Interest paid                                                    $  4,588          $  3,061
                                                                   ========          ========

  Income taxes paid                                                $  1,685          $  1,001
                                                                   ========          ========

Supplemental Schedule of Noncash Investing and
 Financing Activities

  Investment in limited partnerships acquired by capital
   contributions payable                                                  -          $   (748)
                                                                   ========          ========

  Change in unrealized losses on investment securities
   available-for-sale                                              $    (90)         $   (230)
                                                                   ========          ========

  Other real estate acquired in settlement of loans                $    177          $    244
                                                                   ========          ========

  Repossessed property acquired in settlement of loans             $     15          $     12
                                                                   ========          ========

See accompanying notes to the unaudited consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY


Note 1.  Basis of Presentation
The accompanying interim unaudited consolidated financial statements of Union Bankshares, Inc. (the Company) for the interim periods ended September 30, 2006 and 2005, and for the quarters then ended have been prepared in conformity with U.S. generally accepted accounting principles (GAAP), general practices within the banking industry, and the accounting policies described in the Company's Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of the Company's management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein have been made. This information should be read in conjunction with the Company's 2005 Annual Report to Shareholders, 2005 Annual Report on Form 10-K, and current reports on Form 8-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2006, or any other interim period.

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

Note 4.  New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans--an Amendment of FASB Statements No. 87,88,106 and 132(R). The Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

This Statement will require the Company to recognize the funded status of a benefit plan--measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation--in its statement of financial position. For a pension plan, the benefit obligation is the projected benefit obligation. Recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87, Employers' Accounting for Pensions. Amounts recognized in accumulated other comprehensive income, including the gains or losses and prior service costs or credits, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements. Measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end statement of financial position (with limited exceptions). Disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses and prior service costs or credits.

The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end is effective beginning in the Company's 2008 fiscal year. The Company is currently evaluating the impact of this new standard to determine its effects on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this new standard to determine its effects, if any, on the Company's consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued SEC Staff Accounting Bulletin (SAB) No. 108 - Financial Statements - Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB 108 addresses the diversity in practice of evaluating and quantifying financial statement misstatements and the related accumulation of such misstatements. SAB No.108 states that both a balance sheet and an income statement approach should be used when quantifying and evaluating the materiality of a potential misstatement and contains guidance for correcting errors under this dual approach. SAB No. 108 is effective for the Company's financial statements for the fiscal year beginning January 1, 2007. Management does not expect the adoption of SAB No. 108 to have a significant impact on the consolidated financial statements.

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

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. It requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable. It permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and liabilities and requires additional disclosures in the financial statements under the fair value measurement method. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006, with early adoption permitted. The Company does not believe the adoption of SFAS No. 156 will have a material impact on the Company's financial position or results of operations but is still in the process of analyzing that impact.

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

Had compensation cost been determined on the basis of fair value pursuant to SFAS No.123R, the effects on net income and earnings per common share for the three and nine months ended September 30, 2005 would have been:

                                                      Three Months Ended     Nine Months Ended
                                                             2005                  2005
                                                      ------------------     -----------------
                                                               (Dollars in thousands)

Net income as reported                                      $1,494                $4,322
Deduct: Total stock-based compensation expense
 determined under fair value based method for all
 awards, net of related tax effects                              -                     -
                                                            ------                ------
Pro forma net income                                        $1,494                $4,322
                                                            ======                ======

Earnings per common share
  As reported                                               $ 0.33                $ 0.95
  Pro forma                                                 $ 0.33                $ 0.95

Note 6.  Defined Benefit Pension Plan
Union Bank (Union), the Company's bank subsidiary, sponsors a non-contributory defined benefit pension plan covering all eligible employees. The plan provides defined benefits based on years of service and final average salary.

Net periodic pension benefit cost for the three and nine months ended September 30, 2006 and 2005 consisted of the following components:

                                                  Three Months Ended     Nine Months Ended
                                                  ------------------     -----------------
                                                   2006      2005         2006      2005
                                                   ----      ----         ----      ----
                                                           (Dollars in thousands)

Service cost                                       $ 129     $ 116        $ 371     $ 348
Interest cost on projected benefit obligation        131       120          406       362
Expected return on plan assets                      (122)     (107)        (364)     (321)
Amortization of prior service cost                     1         1            4         5
Amortization of net loss                              21        15           63        45
                                                   -----     -----        -----     -----
Net periodic benefit cost                          $ 160     $ 145        $ 480     $ 439
                                                   =====     =====        =====     =====

Note 7.  Other Comprehensive Loss
The components of other comprehensive loss and related tax effects for the three and nine months periods ended September 30, 2006 and 2005 are as follows:

                                                      Three Months Ended     Nine Months Ended
                                                      ------------------     -----------------
                                                       2006      2005         2006      2005
                                                       ----      ----         ----      ----
                                                               (Dollars in thousands)

Unrealized holding gains (losses) on investment
 securities available-for-sale                         $ 327     $  26        $(69)     $(228)
Reclassification adjustment for gains realized in
 income                                                   (5)        -         (22)        (1)
                                                       -----     -----        ----      -----
Net unrealized gains (losses)                            322        26         (91)      (229)
Tax effect                                              (109)       (9)         31         78
                                                       -----     -----        ----      -----
Net of tax amount                                      $ 213     $  17        $(60)     $(151)
                                                       =====     =====        ====      =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                                    GENERAL

The following discussion and analysis by management focuses on those factors that had a material effect on Union Bankshares, Inc.'s (the Company's) financial position as of September 30, 2006, and as of December 31, 2005, and its results of operations for the three and nine months ended September 30, 2006 and 2005. This discussion is being presented to provide a narrative explanation of the financial statements and should be read in conjunction with the financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company's Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of Company's management, the interim unaudited data reflects all adjustments, consisting only of normal recurring adjustments, and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim period. Management is not aware of the occurrence of any events after September 30, 2006, which would materially affect the information presented.

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

Forward-looking statements reflect management's current expectations and are subject to uncertainties, both general and specific, and risk exists that those predictions, forecasts, projections and other estimates contained in forward-looking statements will not be achieved. When management uses any of the words "believes," "expects," "anticipates," "intends," "plans," "seeks," "estimates", or similar expressions, they are making forward-looking statements. Many possible events or factors, including those beyond the control of management, could affect the future financial results and performance of the Company. This could cause results or performance to differ materially from those expressed in forward-looking statements. The possible events or factors that might affect forward-looking statements include, but are not limited to, the following:

o     uses of monetary, fiscal, and tax policy by various governments;
o political, legislative, or regulatory developments in Vermont, New Hampshire, or the United States including changes in laws concerning accounting, taxes, banking, and other aspects of the financial services industry;
o developments in general economic or business conditions nationally, in Vermont, or in northern New Hampshire, including interest rate fluctuations, market fluctuations and perceptions, job creation and unemployment rates, ability to attract new business, and inflation and their effects on the Company or its customers;
o changes in the competitive environment for financial services organizations, including increased competition from tax-advantaged credit unions;
o     the Company's ability to attract and retain key personnel;
o changes in technology, including demands for greater automation which could present operational issues or significant capital outlays;
o acts or threats of terrorism or war, and actions taken by the United States or other governments that might adversely affect business or economic conditions for the Company or its customers;
o adverse changes in the securities market which could adversely affect the value of the Company's stock;

o changes in accounting rules and standards and regulatory requirements for financial reporting;
o increased competition within the Company's market area to provide financial services;
o     the ability to retain and attract deposits;
o illegal acts of theft or fraud perpetuated against the bank or its customers;
o unanticipated lower revenues or increased cost of funds, loss of customers or business, or higher operating expenses;
o the failure of assumptions underlying the establishment of the allowance for loan losses and estimations of values of collateral and various financial assets and liabilities;
o the amount invested in new business opportunities and the timing of these investments;
o the failure of actuarial, investment, work force, salary, and other assumptions underlying the establishment of reserves for future pension costs or changes in legislative or regulatory requirements;
o future cash requirements might be higher than anticipated due to loan commitments or unused lines of credit being drawn upon or depositors withdrawing their funds;
o assumptions made regarding interest rate movement and sensitivity could vary substantially if actual experience differs from historical experience which could adversely affect the Company's results of operations; and
o the creditworthiness of current loan customers is different from management's understanding or changes dramatically and therefore the allowance for loan losses becomes inadequate.

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

The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements. In estimating the allowance for loan losses, management utilizes historical experience as well as other factors including the effect of changes in the local real estate market on collateral values, the effect on the loan portfolio of current economic indicators and their probable impact on borrowers and changes in delinquent, nonperforming or impaired loans. Changes in these factors may cause management's estimate of the allowance for loan losses to increase or decrease and result in adjustments to the Company's provision for loan losses in future periods. For additional information see, FINANCIAL CONDITION - Allowance for Loan Losses below. The Company also has other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding the Company's results of operation and financial condition, including the liability for the defined benefit pension plan, valuation of deferred tax assets and analysis of potential impairment of investment securities. Although management believes that its estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

                                    OVERVIEW

The Company's net income was $1.66 million for the quarter ended September 30, 2006, compared with net income of $1.49 million for the same period of 2005, or an 11.2% increase between years. The Company's net income for the nine months ended September 30, 2006 was $4.67 million, compared with net income of $4.32 million for the same period of 2005, or an 8.0% increase between years. Despite a challenging interest rate environment, the year to date increase in net interest income of $708 thousand was achieved by an increase in total interest income of $2.4 million, or 15.0% in 2006 versus 2005, while interest expense increased $1.7 million or 54.8%. Interest rates have continued to rise throughout 2006 with four twenty-five basis point increases in the prime rate during the first half of the year and has remained flat at 8.25% since June 29, 2006. The Company had an increase in its net interest margin from 5.26% for the third quarter of 2005 to 5.45% for the third quarter of 2006. The net interest margin on a year to date basis grew from 5.30% for 2005 to 5.40% for 2006. Although the year-to-date net interest spread was down 5 basis points to 4.93% compared to the September 30, 2005 level of 4.98%, it was slightly higher for the third quarter of 2006, at 4.92%, up by 1 basis point compared to the third quarter of 2005. A reduction in interest rates in the short term would not necessarily be in the Company's best interest. Managing the interest margin in the current rate environment will be a challenge.

The 2006 year-to-date results also reflect the $150 thousand provision for loan losses (none in the third quarter of 2006) compared to none in 2005. The increase in the provision for loan losses was mainly necessitated by the growth in construction and residential real estate loans between years, a change in the composition of the loans within the portfolio and an increase of $1.4 million in classified and problem loans.

Also contributing to the increase in net income for the quarter was an increase in non-interest income of $93 thousand compared to the third quarter of 2005. Non-interest income earned for the quarter was partially offset by the increase of $71 thousand in non-interest expenses. For additional information see quarterly results analysis beginning on page 13. Regular quarterly cash dividends of $0.26 per share were declared and paid in January, April, and July 2006. The dividend was increased to $0.28 per share for the quarterly dividend declared and paid in October 2006.

The Company's total assets increased from $374.7 million at December 31, 2005, to $375.0 million at September 30, 2006. Deposits decreased from $313.3 million at December 31, 2005 to $308.9 million at September 30, 2006, or a decrease of 1.4%. While the customer relationships we have with the State of Vermont and the local municipalities and school districts are fairly stable, the dollar level of deposits tends to vary widely based on their cash flow needs. Municipal deposits were $32.0 million at December 31, 2005 and $26.8 million at September 30, 2006.

With the Company's loan-to-deposit ratio over 100% at September 30, 2006, deposit generation to fund loan demand has become an area of focus as deposits, which provide a lower cost funding source than borrowings or other purchased funds, have declined during the first nine months of 2006. Rates paid to attract deposits have risen rapidly over the last nine months. As generational wealth transfers to younger individuals who tend to be more widely diversified in their investment portfolio, retaining and attracting deposits may become more difficult. During the third quarter of 2006, the Company introduced two new certificate of deposit products that offer a variable rate of interest. Initial customer reaction to these products has been positive. Loans and loans held for sale increased $10.8 million year to date, net of the sale of $15.2 million in commercial and residential real estate loans during the first nine months of 2006. Gross average loans for the first nine months of 2006 were $315.6 million compared to the 2005 average of $285.0 million reflecting the continuing high demand for loans despite rising interest rates. Investment securities available-for-sale decreased $10.1 million, as maturities and sales in the investment portfolio were utilized to fund loan demand. The increase in loans was also funded by a decrease in interest bearing deposits in banks of $2.5 million, and an increase in Borrowed Funds of $2.8 million.

The following unaudited per share information and key ratios depict several measurements of performance or financial condition for or at the quarters and nine months ended September 30, 2006 and 2005, respectively:

                                                                       Quarter Ended                 Year to Date
                                                                       -------------                 ------------
                                                                       September 30,                September 30,
                                                                       -------------                -------------
                                                                       2006        2005             2006         2005
                                                                       ----        ----             ----         ----
Return on average assets (ROA) (1)                                    1.77%       1.60%            1.67%        1.60%
Return on average equity (ROE) (1)                                   15.83%      14.57%           14.93%       14.12%
Net interest margin (1)(2)                                            5.45%       5.26%            5.40%        5.30%
Efficiency ratio (3)                                                 58.91%      61.91%           60.33%       62.03%
Net interest spread (4)                                               4.92%       4.91%            4.93%        4.98%
Loan to deposit ratio                                               102.94%      93.48%          102.94%       93.48%
Net loan charge-offs (recoveries) to average loans
  not held for sale                                                  (0.11%)      0.00%           (0.04%)       0.02%
Allowance for loan losses to loans not
  held for sale                                                       1.05%       1.04%            1.05%        1.04%
Non-performing assets to total assets                                 1.22%       1.00%            1.22%        1.00%
Equity to assets                                                     11.37%      11.00%           11.37%       11.00%
Total capital to risk weighted assets                                17.54%      17.32%           17.54%       17.32%
Book value per share                                                 $9.39       $9.11            $9.39        $9.11
Earnings per share                                                   $0.37       $0.33            $1.03        $0.95
Dividends paid per share (5)                                         $0.26       $0.24            $0.78        $1.12
Dividend payout ratio (6)                                            70.27%      72.73%           75.73%      117.89%

-------------------
<F1>  Annualized
<F2>  The ratio of tax equivalent net interest income to average earning assets.
<F3>  The ratio of noninterest expense to net interest income plus noninterest income excluding securities gains and losses.
<F4>  The difference between the average rate earned on assets minus the average rate paid on liabilities.
<F5>  Includes a $0.40 special cash dividend in January 2005.
<F6>  Cash dividends declared and paid per share divided by consolidated net income per share.

The prime interest rate rose four times during the first nine months of 2006, and eight times during 2005, by 25 basis points each time, to stand at 8.25% as of September 30, 2006 from its 5.25% level as of December 31, 2004. This is the highest the prime rate has been since March 20, 2001. The Company's net interest margin increased 10 basis points and net interest spread declined 5 basis points during the first nine months of 2006 compared to the first nine months of 2005. This decline in the net interest spread was primarily the result of average interest rates paid on deposits rising as traditional and nontraditional financial institutions and tax-exempt Credit Unions in the Company's market are competing aggressively for core deposit dollars, resulting in pricing pressures. The 10 basis point increase in the net interest margin was due primarily to repricing of adjustable rate loans in the Company's portfolio.

                             RESULTS OF OPERATIONS

Net Interest Income. The largest component of the Company's operating income is net interest income, which is the difference between interest and dividend income received from interest-earning assets and the interest expense paid on interest-bearing liabilities. The Company's net interest income increased $201 thousand, or 4.5%, to $4.72 million for the three months ended September 30, 2006, from $4.51 million for the three months ended September 30, 2005. The Company's net interest income increased $708 thousand or 5.4% to $13.68 million for the nine months ended September 30, 2006 from $13.12 million for the same period in 2005. The net interest spread increased 1 basis point to 4.92% for the three months ended September 30, 2006, from 4.91% for the three months ended September 30, 2005, and declined 5 basis points to 4.93% for the nine months ended September 30, 2006 from 4.98% for the same period in 2005 as interest rates paid on liabilities and earned on assets both moved upward in response to the increases in the prime rate. However, as the yield curve inverted, the interest rates on short term and nonmaturity deposits moved up more quickly than the rates earned on loans and other earning assets. The net interest margin for the third quarter of 2006 increased 19 basis points to 5.45% from the 2005 period at 5.26% reflecting the result of earlier prime rate increases on the variable rate loan portfolio and helping to alleviate some of the downward pressure on the declining net interest spread. The net interest margin increased 10 basis points to 5.40% for the first nine months of 2006 compared to 5.30% for the same period in 2005. A decrease in prime rate would not necessarily be beneficial to the Company in the near term, see "OTHER FINANCIAL CONSIDERATIONS - Market Risk and Asset and Liability Management."

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

                                                                   Three months ended September 30,
                                                                2006                                  2005
                                                              Interest    Average                Interest    Average
                                                   Average     Earned/     Yield/     Average     Earned/     Yield/
                                                   Balance      Paid        Rate      Balance      Paid        Rate
                                                   -------    --------    -------     -------    --------    -------
                                                                        (Dollars in thousands)
Average Assets
  Federal funds sold and
   overnight deposits                             $  5,064     $   67      5.16%     $ 11,301     $   98      3.40%
  Interest bearing deposits in banks                 6,261         61      3.90%        8,095         71      3.51%
  Investment securities (1), (2)                    22,949        243      4.62%       32,602        359      4.66%
  Loans, net (1), (3)                              315,648      6,122      7.80%      293,794      5,241      7.17%
  FHLB of Boston stock                               1,638         41      9.80%        1,241         13      4.15%
                                                  --------     ------      ----      --------     ------      ----
Total interest-earning assets (1)                  351,560      6,534      7.49%      347,033      5,782      6.71%

Cash and due from banks                             10,555                             12,096
Premises and equipment                               6,070                              5,400
Other assets                                         7,878                              8,247
                                                  --------                           --------
      Total assets                                $376,063                           $372,776
                                                  ========                           ========

Average Liabilities and
  Stockholders' Equity:
    NOW accounts                                  $ 52,850     $   94      0.71%     $ 53,831     $   67      0.50%
    Savings/money market accounts                   99,872        420      1.67%      110,678        382      1.37%
    Time deposits                                  104,637      1,018      3.86%      100,992        659      2.59%
    Borrowed funds                                  22,668        287      4.95%       13,686        160      4.58%
                                                  --------     ------      ----      --------     ------      ----
  Total interest-bearing liabilities               280,027      1,819      2.57%      279,187      1,268      1.80%

Non-interest bearing deposits                       49,532                             48,436
Other liabilities                                    4,507                              4,136
                                                  --------                           --------
      Total liabilities                            334,066                            331,759

Stockholders' equity                                41,997                             41,017
                                                  --------                           --------
      Total liabilities and
       stockholders' equity                       $376,063                           $372,776
                                                  ========                           ========

Net interest income                                            $4,715                             $4,514
                                                               ======                             ======

Net interest spread (1)                                                    4.92%                              4.91%
                                                                           ====                               ====

Net interest margin (1)                                                    5.45%                              5.26%
                                                                           ====                               ====

--------------------
<F1>  Average yields reported on a tax-equivalent basis.
<F2>  Average balances of investment securities are calculated on the amortized cost basis.
<F3>  Includes loans held for sale and is net of unearned income and allowance for loan losses.

                                                                   Nine months ended September 30,
                                                                2006                                  2005
                                                              Interest    Average                Interest    Average
                                                   Average     Earned/     Yield/     Average     Earned/     Yield/
                                                   Balance      Paid        Rate      Balance      Paid        Rate
                                                   -------    --------    -------     -------    --------    -------
                                                                        (Dollars in thousands)
Average Assets
  Federal funds sold and
   overnight deposits                             $  2,952     $   110     4.91%     $  5,629     $   135     3.16%
  Interest bearing deposits in banks                 7,157         208     3.89%        7,349         185     3.37%
  Investment securities (1), (2)                    26,924         886     4.71%       35,531       1,121     4.46%
  Loans, net (1), (3)                              310,815      17,427     7.59%      285,012      14,793     6.98%
  FHLB of Boston stock                               1,508          74     6.49%        1,241          36     3.86%
                                                  --------     -------     ----      --------     -------     ----
Total interest-earning assets (1)                  349,356      18,705     7.26%      334,762      16,270     6.56%

Cash and due from banks                             10,229                             12,819
Premises and equipment                               6,100                              5,332
Other assets                                         7,899                              7,726
                                                  --------                           --------
      Total assets                                $373,584                           $360,639
                                                  ========                           ========

Average Liabilities and
  Stockholders' Equity:
    NOW accounts                                  $ 52,258     $   267     0.68%     $ 49,903     $   181     0.49%
    Savings/money market accounts                  103,734       1,242     1.60%      110,133         917     1.11%
    Time deposits                                  103,662       2,667     3.44%       95,955       1,696     2.36%
    Borrowed funds                                  19,529         700     4.73%       10,573         355     4.43%
                                                  --------     -------     ----      --------     -------     ----
  Total interest-bearing liabilities               279,183       4,876     2.33%      266,564       3,149     1.58%

Non-interest bearing deposits                       48,457                             49,526
Other liabilities                                    4,252                              3,750
                                                  --------                           --------
      Total liabilities                            331,892                            319,840

Stockholders' equity                                41,692                             40,799
                                                  --------                           --------
      Total liabilities and
       stockholders' equity                       $373,584                           $360,639
                                                  ========                           ========

Net interest income                                            $13,829                            $13,121
                                                               =======                            =======

Net interest spread (1)                                                    4.93%                              4.98%
                                                                           ====                               ====

Net interest margin (1)                                                    5.40%                              5.30%
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

Rate/Volume Analysis. The following tables describe the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities information is provided on changes attributable to:

o      changes in volume (change in volume multiplied by prior rate);
o      changes in rate (change in rate multiplied by prior volume); and
o      total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

                                                 Three Months Ended September 30, 2006
                                                              Compared to
                                                 Three Months Ended September 30, 2005
                                                 Increase/(Decrease) Due to Change In
                                                 ------------------------------------
                                                    Volume       Rate         Net
                                                    ------       ----         ---
                                                         (Dollars in thousands)
Interest-earning assets:
  Federal funds sold and overnight deposits         $ (69)       $ 38        $(31)
  Interest bearing deposits in banks                  (16)          7          (9)
  Investment securities                              (112)         (4)       (116)
  Loans, net                                          404         477         881
  FHLB of Boston stock                                  5          23          28
                                                    -----        ----        ----
      Total interest-earning assets                   212         541         753

Interest-bearing liabilities:
  NOW accounts                                         (1)         29          28
  Savings/money market accounts                       (39)         77          38
  Time deposits                                        25         334         359
  Borrowed funds                                      113          14         127
                                                    -----        ----        ----
      Total interest-bearing liabilities               98         454         552
                                                    -----        ----        ----
Net change in net interest income                   $ 114        $ 87        $201
                                                    =====        ====        ====

                                                 Nine Months Ended September 30, 2006
                                                              Compared to
                                                 Nine Months Ended September 30, 2005
                                                 Increase/(Decrease) Due to Change In
                                                 ------------------------------------
                                                    Volume       Rate          Net
                                                    ------       ----          ---
                                                        (Dollars in thousands)
Interest-earning assets:
  Federal funds sold and overnight deposits         $  (80)     $   56       $  (25)
  Interest bearing deposits in banks                    (5)         28           23
  Investment securities                               (299)         70         (235)
  Loans, net                                         1,346       1,288        2,634
  FHLB of Boston stock                                   9          29           38
                                                    ------      ------       ------
      Total interest-earning assets                    971       1,471        2,435

Interest-bearing liabilities:
  NOW accounts                                          10          76           86
  Savings/money market accounts                        (57)        381          325
  Time deposits                                        145         826          971
  Borrowed funds                                       318          27          345
                                                    ------      ------       ------
      Total interest-bearing liabilities               416       1,310        1,727
                                                    ------      ------       ------
Net change in net interest income                   $  555      $  161       $  708
                                                    ======      ======       ======

Quarter Ended September 30, 2006, compared to Quarter Ended September 30, 2005.

Interest and Dividend Income. The Company's interest and dividend income increased $752 thousand, or 13.0%, to $6.53 million for the three months ended September 30, 2006, from $5.78 million for the three months ended September 30, 2005, with average earning assets increasing $4.5 million, or 1.3%, to $351.6 million for the three months ended September 30, 2006, from $347.0 million for the three months ended September 30, 2005. The increase in interest income resulting from the rise in average earning assets was augmented by the higher rates earned on the majority of categories of earning assets in 2006 versus 2005. Average loans approximated $315.6 million at an average yield of 7.80% for the three months ended September 30, 2006, up $21.8 million from $293.8 million at an average yield of 7.17% for the three months ended September 30, 2005, or a 7.4% increase in volume and a 63 basis point increase in yield. Quarterly average loans secured by real estate increased $25.0 million, or 10.3%, to $267.3 million for the third quarter of 2006, from $242.3 million for the third quarter of 2005. This increase was primarily the result of strong demand for residential and commercial real estate in the Company's market including the Company's increased presence in Franklin County in Vermont resulting from the opening of a loan production office in St. Albans, Vermont, during the first quarter of 2005. This demand was influenced in part by low long-term interest rates, and high demand and prices in the Chittenden County, Vermont market, which is contiguous to the Company's markets, and is fueling growth in the Company's market. The growth was also augmented by the opening of a full service branch in March of 2006 in Littleton, New Hampshire. Average commercial loans decreased $1.5 million, or 6.2%, to $24.3 million for 2006 compared to $25.8 million for 2005.

The average balance of investments (including mortgage-backed securities) decreased $9.7 million or 29.6%, to $22.9 million for the three months ended September 30, 2006, from $32.6 million for the three months ended September 30, 2005. The decrease in the investment portfolio in 2006 reflects the continuing growth in the loan portfolio, as investment maturities and sales were used to fund loan growth, which continued to outpace the growth in deposits. The average level of federal funds sold and overnight deposits decreased $6.2 million, or 55.2%, to $5.1 million for the three months ended September 30, 2006, from $11.3 million for the three months ended September 30, 2005. The average level of interest bearing deposits in banks for the quarter was $6.3 million down $1.8 million or 22.7% from the 2005 average level of $8.1 million. Interest income from non-loan instruments was $412 thousand for the third quarter of 2006 and $541 thousand for the same period of 2005, reflecting the overall increase in yields, offset by the overall decrease in volume.

Interest Expense. The Company's interest expense increased $551 thousand, or 43.5%, to $1.82 million for the three months ended September 30, 2006, from $1.27 million for the three months ended September 30, 2005, of which $106 thousand was a result of the increase in volume while the remaining $446 thousand increase was due to rate increases fueled by the twelve increases in the Federal Reserve's target Federal Funds rate between February 2, 2005 and June 29, 2006 and stiff competition for deposit dollars. Average interest-bearing liabilities increased $840 thousand, or 0.3%, to $280.0 million for the three months ended September 30, 2006, from $279.2 million for the three months ended September 30, 2005, and the average rate paid increased 77 basis points to 2.57% from 1.80% for the three months ended September 30, 2006 and 2005, respectively. Average time deposits were $104.6 million for the three months ended September 30, 2006, and $101.0 million for the three months ended September 30, 2005, or an increase of 3.6%. The average rate paid on time deposits increased 127 basis points, to 3.86% from 2.59% for the three months ended September 30, 2006 and 2005, respectively. The average balances for money market and savings accounts decreased $10.8 million, or 9.8%, to $99.9 million for the three months ended September 30, 2006, from $110.7 million for the three months ended September 30, 2005 as the spread widened for interest rates on time deposits, which appeared to motivate customers to move funds into those higher paying instruments. A portion of this decrease was due to the non-recurrance of a $4.7 million escrow savings deposit in place during the third quarter of 2005 at a rate of 5%. A $981 thousand, or 1.8% decrease in NOW accounts brought the average balance down to $52.9 million from $53.8 million.

The average balance of borrowed funds increased from $13.7 million for the three months ended September 30, 2005, to $22.7 million for the three months ended September 30, 2006, while the average rate paid on those funds rose from 4.58% to 4.95% between years. These borrowings were used to fund strong continued loan growth, and to manage cash flow and liquidity.

Provision for Loan Losses. The loan loss provision for the quarters ended September 30, 2006 and 2005 was $0. However, recoveries on loans previously charged off resulted in an addition to the Allowance for Loan Losses of $103 thousand during the third quarter of 2006 versus $12 thousand during the same period in 2005. For further details see, FINANCIAL CONDITION -"Allowance for Loan Losses" below.

Noninterest income. The following table sets forth changes from the third quarter of 2005 to the third quarter of 2006 for components of noninterest income:

                                                    For The Quarter Ended September 30,
(Dollars in thousands)                           2006    2005    $ Variance    % Variance
                                                 ----    ----    ----------    ----------
Trust income                                     $ 74    $ 67        $ 7           10.4
Service fees                                      787     756         31            4.1
Net gains on sales of investment securities         5       -          5          100.0
Net gains on sales of loans held for sale         108      48         60          125.0
Other                                              19      29        (10)         (34.5)
                                                 ----    ----        ---
      Total noninterest income                   $993    $900        $93           10.3
                                                 ====    ====        ===

Trust income. The increase resulted primarily from increases in regular fee income which is based on the market value of assets managed and the addition of new customers.

Service fees. The increase resulted primarily from increases in overdraft fees of $24 thousand, or 8.8%, and ATM usage fees of $16 thousand, or 9.5%, partially offset by a decline in deposit service charges of $12 thousand, or 20.4%, which resulted from the introduction, during the first and second quarters of 2005, of a group of retail deposit products that generally are not charged monthly service fees.

Other. The decrease is primarily due to the decrease in net mortgage servicing rights income and the decrease in royalties on oil and gas leases.

Noninterest expense. The following table sets forth changes from the third quarter of 2005 to the third quarter of 2006 for components of noninterest expense:

                                         For The Quarter Ended September 30,
(Dollars in thousands)               2006      2005     $ Variance    % Variance
                                     ----      ----     ----------    ----------
Salaries and wages                  $1,536    $1,444       $ 92           6.4
Pension and employee benefits          541       497         44           8.9
Occupancy expense, net                 184       190         (6)         (3.2)
Equipment expense                      269       277         (8)         (2.9)
Equity in losses of affordable
 housing investments                    66        61          5           8.2
Other                                  827       883        (56)         (6.3)
                                    ------    ------       ----
      Total noninterest expense     $3,423    $3,352       $ 71           2.1
                                    ======    ======       ====

Salaries and wages and related expenses. The increase in 2006 over 2005 was due primarily to regular salary activity and the expansion of the Littleton, New Hampshire loan production office to a full service branch during the first quarter of 2006. Increases in related payroll taxes, an increase in the accrual for pension plan expense and a $25 thousand or 14.2% increase in the Company's medical and dental insurance costs account for the majority of the increase in pension and employee benefits.

Other. Approximately 50% of the decrease in other expenses is due to the renegotiation of the service contract for the debit card and ATM program.

Year to Date September 30, 2006, compared to Year to Date September 30, 2005.

Interest and Dividend Income. The Company's interest and dividend income increased $2.44 million, or 15.0%, to $18.70 million for the nine months ended September 30, 2006, from $16.27 million for the nine months ended September 30, 2005, with average earning assets increasing $14.6 million, or 4.4%, to $349.4 million for the nine months ended September 30, 2006, from $334.8 million for the nine months ended September 30, 2005. The increase in interest income resulting from the rise in average earning assets was augmented by the higher rates earned on all categories of earning assets in 2006 versus 2005. Average loans approximated $310.8 million at an average yield of 7.59% for the nine months ended September 30, 2006, up $25.8 million from $285.0 million at an average yield of 6.98% for the nine months ended September 30, 2005, or a 9.1% increase in volume and a 61 basis point increase in yield.

The majority of the increase was in loans secured by real estate almost evenly split between rate and increases.

The average balance of investments (including mortgage-backed securities) decreased $8.6 million or 24.2%, to $26.9 million for the nine months ended September 30, 2006, from $35.5 million for the nine months ended September 30, 2005, as investment maturities and sales were used to fund loan growth, which continued to outpace the growth in deposits. The decrease in the investment portfolio in 2006 reflects the continuing growth in the loan portfolio. The average level of federal funds sold and overnight deposits decreased $2.7 million, or 47.6%, to $3.0 million for the nine months ended September 30, 2006, from $5.6 million for the nine months ended September 30, 2005. The average level of interest bearing deposits in banks for the first nine months of 2006 was $7.2 million down $192 thousand or 2.6% from the 2005 average level of $7.3 million. Interest income from non-loan instruments was $1.28 million year to date for 2006 and $1.48 million for the same period of 2005, reflecting the overall increase in yields, offset by the overall decrease in volume.

Interest Expense. The Company's interest expense increased $1.73 million, or 54.8%, to $4.88 million for the nine months ended September 30, 2006, from $3.15 million for the nine months ended September 30, 2005, of which $423 thousand was a result of the increase in volume and $1.3 million was due to increases in rates fueled by the twelve increases in the Federal Reserve's target Federal Funds rate between February 2, 2005 and June 29, 2006. Average interest-bearing liabilities increased $12.6 million, or 4.7%, to $279.2 million for the nine months ended September 30, 2006, from $266.6 million for the nine months ended September 30, 2005, and the average rate paid increased 75 basis points to 2.33% from 1.58% for the nine months ended September 30, 2006 and 2005, respectively. Average time deposits were $103.7 million for the nine months ended September 30, 2006, compared to $96.0 million for the nine months ended September 30, 2005, or an increase of 8.0%. The average rate paid on time deposits increased 108 basis points, to 3.44% from 2.36% for the nine months ended September 30, 2006 and 2005, respectively. The average balances for money market and savings accounts decreased $6.4 million, or 5.8%, to $103.7 million for the nine months ended September 30, 2006, from $110.1 million for the nine months ended September 30, 2005. A $2.4 million, or 4.7% increase in NOW accounts brought the average balance up to $52.3 million from $49.9 million. The period over period increase in NOW accounts reflects changes made in 2005 to the Company's deposit product offerings. In May of 2005, as part of the new deposit product launch, some legacy account products that did not pay interest were converted to new deposit products that pay interest. The account conversions during the second quarter of 2005 resulted in the transfer of over $6 million from demand deposits to interest bearing checking account (NOW's) products.

The average balance of borrowed funds increased from $10.6 million for the nine months ended September 30, 2005, to $19.5 million for the nine months ended September 30, 2006, while the average rate paid on those funds rose from 4.43% to 4.73% between years. These borrowings were used to fund strong continued loan growth, and to manage cash flow and liquidity.

Provision for Loan Losses. The loan loss provision year to date as of September 30, 2006 was $150 thousand compared to $0 for the same period in 2005. An increase in the loan portfolio in total and an increase in classified and problem loans account for the increased provision, which was supplemented by an increase of $109 thousand in the allowance for loan losses due to recoveries on loans previously charged off. For further details see, FINANCIAL CONDITION - "Allowance for Loan Losses" below.

Noninterest income. The following table sets forth changes from year to date 2005 to year to date 2006 for components of noninterest income:

                                                        For Year to Date September 30,
(Dollars in thousands)                            2006      2005     $ Variance    % Variance
                                                  ----      ----     ----------    ----------
Trust income                                     $  219    $  196       $ 23            11.7
Service fees                                      2,280     2,159        121             5.6
Net gains on sales of investment securities          22         1         21         2,100.0
Net gains on sales of loans held for sale           227       167         60            35.9
Other                                               194       170         24            14.1
                                                 ------    ------       ----
      Total noninterest income                   $2,942    $2,693       $249             9.2
                                                 ======    ======       ====

Trust income. The increase resulted from increases in regular fee income which is based on the market value of assets managed and the addition of new customers.

Service fees. The increase resulted primarily from increases in overdraft fees of $113 thousand, or 15.6%, increase in loan servicing fee income of $22 thousand or 9.8% and ATM usage fees of $43 thousand, or 9.4%, partially offset by a decline in deposit service charges of $67 thousand, or 30.3%, which resulted from the introduction, during the first and second quarters of 2005, of a group of retail deposit products that generally are not charged monthly service fees.

Other. The increase mainly resulted from a $18 thousand increase in mortgage servicing rights between years and an increase of $10 thousand in income from the cash surrender value of life insurance policies held on certain directors, former directors and executive officers.

Noninterest expense. The following table sets forth changes from year to date 2005 to year to date 2006 for components of noninterest expense:

                                            For Year to Date September 30,
(Dollars in thousands)                2006      2005     $ Variance    % Variance
                                      ----      ----     ----------    ----------
Salaries and wages                  $ 4,541    $4,229       $312           7.4
Pension and employee benefits         1,670     1,532        138           9.0
Occupancy expense, net                  585       592         (7)         (1.2)
Equipment expense                       786       789         (3)         (0.4)
Equity in losses of affordable
 housing investments                    231       156         75          48.1
Other                                 2,458     2,512        (54)         (2.1)
                                    -------    ------       ----
      Total noninterest expense     $10,271    $9,810       $461           4.7
                                    =======    ======       ====

Salaries and wages and related expenses. The increase in 2006 over 2005 was due primarily to regular salary activity, the expansion of the Littleton, New Hampshire loan production office to a full service branch during the first quarter of 2006, increases in related payroll taxes, 401(k) contributions, and pension expense and an increase in the Company's medical and dental insurance costs.

Equity in losses of affordable housing investments. These expenses increased due primarily to amortization of new investments in affordable housing projects. The Company invested in two affordable housing projects during 2005 which resulted in the increase in amortization expense for 2006 versus 2005. The Company receives income tax credits from these investments, which also assists the Company in meeting its obligations under the Federal Community Reinvestment Act of 1977, as amended.

Income Tax Expense. The Company has provided for current and deferred federal income taxes for the current and all prior periods presented. The Company's provision for income taxes was $1.68 million for the nine months ended September 30, 2006 and 2005, despite an increase in net income compared to the 2005 comparison period. The Company's effective tax rate decreased to 26.5% for the nine months ended September 30, 2006, from 28.0% for the same period in 2005, reflecting an increase in low income housing tax credits related to the Company's limited partnership investments in two new affordable housing projects in its market area during 2005 and an increase in non-taxable municipal loan income which were partially offset by the increase in federal income taxes resulting from increased taxable income.

                              FINANCIAL CONDITION

At September 30, 2006, the Company had total consolidated assets of $375.0 million, including gross loans and loans held for sale ("total loans") of $318.0 million, deposits of $308.9 million and stockholders' equity of $42.6 million. The Company's total assets experienced an increase of $293 thousand or 0.1% to $375.0 million at September 30, 2006, from $374.7 million at December 31, 2005. Net loans and loans held for sale were $314.6 million, or 83.9% of total assets at September 30, 2006, as compared to $304.0 million, or 81.1% of total assets at December 31, 2005. Cash and cash equivalents, including federal funds sold and overnight deposits, increased $1.4 million, or 10.1%, to $15.6 million at September 30, 2006, from $14.2 million at December 31, 2005. Interest bearing deposits in banks decreased $2.5 million or 29.0% from $8.6 million at December 31, 2005 to $6.1 million at September 30, 2006 as maturing funds have been utilized to fund loan demand.

Investment securities available-for-sale decreased from $32.4 million at December 31, 2005, to $22.3 million at September 30, 2006, a $10.1 million, or 31.1%, decrease. Securities maturing were not replaced and $7.6 million was sold during the first nine months of the year at a gain of $22 thousand in order to fund loan demand.

Deposits decreased $4.4 million, or 1.4%, to $308.9 million at September 30, 2006, from $313.3 million at December 31, 2005 due mainly to the variation in dollars on deposit from the State of Vermont and local municipalities and school districts which were $5.2 million lower at September 30, 2006 than at December 31, 2005. These deposit dollars vary widely based on their cash flow needs. Noninterest bearing accounts decreased $2.1 million, or 4.0%, from $52.6 million at December 31, 2005, to $50.5 million at September 30, 2006 and interest bearing deposits decreased $2.2 million, or 0.9%, from $260.7 million at December 31, 2005 to $258.4 million at September 30, 2006. (See average balances and rates in the Yields Earned and Rates Paid table on Page 16). Total borrowings increased $2.8 million or 17.3% to $19.1 million at September 30, 2006, from $16.3 million at December 31, 2005 in order to match fund some specific loans and to manage liquidity needs, as lower cost deposits declined during the first nine months of 2006.

Total capital increased from $41.6 million at December 31, 2005 to $42.6 million at September 30, 2006, reflecting net income of $4.7 million for the first nine months of 2006, less the regular cash dividend paid of $3.5 million, the purchase of Treasury stock totaling $42 thousand and an increase of $60 thousand in accumulated other comprehensive loss. (See Capital Resources section on Page 36)

Loans Held for Sale and Loan Portfolios. The Company's total loans primarily consist of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. As of September 30, 2006, the Company's total loan portfolio was $318.0 million, or 84.8% of assets, up from $307.2 million, or 82.0% of assets as of December 31, 2005, and from $297.2 million or 78.8% of assets as of September 30, 2005. Total loans have increased $10.8 million since December 31, 2005 while average loans (including loans held for sale) were $288.9 million for the 2005 comparison period and have grown to $310.8 million or 7.6% for the first nine months of 2006. The Company sold $15.2 million of loans held for sale during the first nine months of 2006 resulting in a gain on sale of loans of $227 thousand, compared with loan sales of $13.6 million and related gain on sale of loans of $167 thousand for the first nine months of 2005.

The following table shows information on the composition of the Company's total loan portfolio as of September 30, 2006 and December 31, 2005:

Loan Type                                   September 30, 2006       December 31, 2005
---------                                   ------------------      -------------------
                                                      (Dollars in thousands)
                                            Amount     Percent       Amount     Percent
Residential real estate                    $113,736      35.7        106,470      34.7
Construction real estate                     23,845       7.5         18,066       5.9
Commercial real estate                      130,746      41.1        130,483      42.5
Commercial                                   19,097       6.0         20,650       6.7
Consumer                                      7,794       2.5          7,999       2.6
Municipal loans                              20,374       6.4         17,009       5.5
Loans Held for Sale                           2,423       0.8          6,546       2.1
                                           --------     -----       --------     -----
      Total loans                           318,015     100.0        307,223     100.0

Deduct:
Allowance for loan losses                    (3,324)                  (3,071)
Unearned net loan fees                         (127)                    (152)
                                           --------                 --------
      Net loans & Loans Held for Sale      $314,564                 $304,000
                                           ========                 ========

The Company originates and sells some residential mortgages into the secondary market, with most such sales made to the Federal Home Loan Mortgage Corporation (FHLMC/"Freddie Mac") and the Vermont Housing Finance Agency (VHFA). The Company services a $199.3 million residential real estate mortgage portfolio, approximately $84.2 million of which was serviced for unaffiliated third parties at September 30, 2006. Additionally, the Company originates commercial real estate and commercial loans under various SBA programs that provide an agency guarantee for a portion of the loan amount. The Company occasionally sells the guaranteed portion of the loan to other financial concerns and will retain servicing rights, which generates fee income. The Company serviced $5.8 million of commercial and commercial real estate loans for unaffiliated third parties as of September 30, 2006. The Company capitalizes servicing rights on these fees and recognizes gains and losses on the sale of the principal portion of these loans as they occur. The unamortized balance of servicing rights on loans sold with servicing retained was $318 thousand at September 30, 2006, with an estimated market value in excess of their carrying value.

In the ordinary course of business, the Company occasionally participates out, on a non-recourse basis, a portion of commercial/commercial real estate loans to other financial institutions for liquidity or credit concentration management purposes. The total of loans participated out as of September 30, 2006 was $7.0 million.

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

Restructured loans include the Company's troubled debt restructurings that involved forgiving a portion of interest or principal on any loans, refinancing loans at a rate materially less than the market rate, rescheduling loan payments, or granting other concessions to a borrower due to financial or economic reasons related to the debtor's financial difficulties. Restructured loans do not include qualifying restructured loans that have complied with the terms of their restructure agreement for a satisfactory period of time. Restructured loans in compliance with modified terms totaled $1.5 million at September 30, 2006 and $21 thousand at December 31, 2005 of the amount that is restructured and in compliance at September 30, 2006 $1.3 million is guaranteed by the U.S. Department of Agriculture-Rural Development (USDA-RD) and $142 thousand while in compliance with modified terms is in non-accrual status. There was one loan totaling $121 thousand at September 30, 2006 that was not in compliance with its modified terms, and was in non-accrual status as of that date. At September 30, 2006, the Company was not committed to lend any additional funds to borrowers whose terms have been restructured.

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

The Company had loans on nonaccrual status totaling $1.7 million, or 0.55% of gross loans at September 30, 2006, $1.3 million, or 0.42%, at December 31, 2005, and $1.3 million, or 0.45%, at September 30, 2005. Certain loans in non-accrual status are covered by guarantees of U.S. Government or state agencies. Approximately $184 thousand of the balances in this category were covered by such guarantees at September 30, 2006. The aggregate interest income not recognized on such nonaccrual loans amounted to approximately $327 thousand and $249 thousand as of September 30, 2006 and 2005, respectively and $268 thousand as of December 31, 2005.

The Company had $1.3 million in loans past due 90 days or more and still accruing at September 30, 2006 and $3.3 million at December 31, 2005. Certain loans past due 90 days or more and still accruing interest are covered by guarantees of U.S. Government or state agencies. Approximately $348 thousand of the balances in this category were covered by such guarantees at September 30, 2006. At September 30, 2006, and December 31, 2005, respectively, the Company had internally classified certain loans totaling $2.6 million and $2.8 million. In management's view, such loans represent a higher degree of risk and could become nonperforming loans in the future. While still on a performing status, in accordance with the Company's credit policy, loans are internally classified when a review indicates any of the following conditions makes the likelihood of collection uncertain:

      o     the financial condition of the borrower is unsatisfactory;
      o     repayment terms have not been met;
      o the borrower has sustained losses that are sizable, either in absolute terms or relative to net worth;
      o     confidence is diminished;
      o     loan covenants have been violated;
      o     collateral is inadequate; or
      o     other unfavorable factors are present.

On occasion real estate properties are acquired through or in lieu of loan foreclosure. These properties are to be sold and are initially recorded at the lesser of the recorded loan or fair value via an appraisal for more significant properties and management's estimate for minor properties at the date of acquisition establishing a new carrying basis. The Company had $101 thousand of residential and $76 thousand of commercial real estate property classified as OREO at September 30, 2006 and none at December 31, 2005.

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

For the quarter ended September 30, 2006, the methodology used to determine the provision for loan losses was unchanged from the prior quarter and year. The Company's loan portfolio balance increased $14.9 million or 5.0% from December 31, 2005. The largest growth came from the construction ($5.8 million), residential real estate ($7.3 million) and municipal ($3.4 million) loan portfolios. Growth in these areas was partially offset by declines in the commercial loan portfolio of $1.5 million. The overall growth in the loan portfolio increased the estimated loan loss reserve by $170 thousand. A rise of $1.4 million in classified and problem loans further increased the estimated reserve by $57 thousand. As a result of these factors, the Company designated a loan loss provision for the nine months ended September 30, 2006 of $150 thousand which, together with net recoveries after charge-offs brought the reserve to $3.3 million at September 30, 2006. There was no material change in the lending programs or terms during the quarter.

The following table reflects activity in the allowance for loan losses for the three and nine months ended September 30, 2006 and 2005:

                                    Three Months Ended,      Nine Months Ended,
                                    -------------------      ------------------
                                       September 30,            September 30,
                                       -------------            -------------
                                     2006         2005        2006        2005
                                     ----         ----        ----        ----
                                               (Dollars in thousands)

Balance at beginning of period      $3,235       $3,022      $3,071      $3,067
Charge-offs
  Real Estate                            -            -           -          28
  Commercial                             3            6           3          19
  Consumer and other                    11            5          46          40
                                    ------       ------      ------      ------
      Total charge-offs                 14           11          49          87
                                    ------       ------      ------      ------
Recoveries
  Real Estate                            1            1          25          13
  Commercial                             1            2          13           3
  Consumer and other                   101            9         114          27
                                    ------       ------      ------      ------
      Total recoveries                 103           12         152          43
                                    ------       ------      ------      ------
Net recoveries (charge-offs)            89            1         103         (44)
                                                      -         ---      ------
Provision for loan losses                -            -         150           -
                                    ------       ------      ------      ------
Balance at end of period            $3,324       $3,023      $3,324      $3,023
                                    ======       ======      ======      ======

The following table shows the internal breakdown of the Company's allowance for loan losses by category of loan (net of loans held for sale) and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

                                     September 30, 2006      December 31, 2005
                                     ------------------      -----------------
                                               (Dollars in thousands)
                                     Amount     Percent      Amount    Percent
                                     ------     -------      ------    -------
Real Estate
  Residential                        $  699       36.1       $  571      35.4
  Commercial                          1,829       41.4        1,826      43.4
  Construction                          308        7.6          181       6.0
Other Loans
  Commercial                            308        6.0          343       6.9
  Consumer installment                  124        2.5          123       2.6
  Municipal, Other and
   Unallocated                           56        6.4           27       5.7
                                     ------      -----       ------     -----
      Total                          $3,324      100.0       $3,071     100.0
                                     ======      =====       ======     =====
Ratio of Net Charge Offs
(Recoveries) to Average Loans not
held for sale(1)                                 (0.04)                  0.02
                                                 =====                  =====
Ratio of Allowance for Loan
 Losses to Loans not held
 for sale                                         1.05                   1.02
                                                 =====                  =====
Ratio of Allowance for Loan
 Losses to non-performing
 loans (2)                                       75.83                  66.66
                                                 =====                  =====

--------------------
(1)   Annualized
(2) Non-performing loans include loans in non-accrual status, loans past due 90 days or more and still accruing, and restructured loans.

Not withstanding the categories shown in the table above, all funds in the allowance for loan losses are available to absorb loan losses in the portfolio, regardless of loan category.

Management of the Company believes that the allowance for loan losses at September 30, 2006, is adequate to cover losses inherent in the Company's loan portfolio as of such date. However there can be no assurance that the Company will not sustain losses in future periods, which could be greater than the size of the allowance at September 30, 2006. See CRITICAL ACCOUNTING POLICIES. While the Company recognizes that an economic slowdown may adversely impact its borrowers' financial performance and ultimately their ability to repay their loans, management continues to be cautiously optimistic about the key credit indicators from the Company's loan portfolio.

Investment Activities. At September 30, 2006, the reported value of investment securities available-for-sale was $22.3 million or 6.0% of its assets. The amount in Investment securities available-for-sale decreased from $32.4 million, or 8.6% of assets at December 31, 2005, to $22.3 million, or 6.0% of assets at September 30, 2006, as loan demand remained strong and securities maturing, sold or paying down have not been replaced dollar for dollar.

The Company had no securities classified as held-to-maturity or trading. The reported value of investment securities available-for-sale at September 30, 2006 reflects a negative valuation adjustment of $239 thousand. The offset of this adjustment, net of income tax effect, was an $158 thousand loss reflected in the Company's other comprehensive loss component of stockholders' equity at September 30, 2006.

At December 31, 2005, the Company had twenty-eight debt securities with a fair value of $10.7 million with an unrealized loss of $324 thousand, or 1% of the value of the amortized cost of the entire investment portfolio, that had existed for more than 12 months. The Company sold one security year to date which had been deemed to be other than temporarily impaired as of December 31, 2005.

At September 30, 2006, thirty-eight securities with a fair value of $15.1 million or 67.7% of the portfolio have been in a loss position for more than twelve months with unrealized losses totaling $474 thousand. These unrealized losses are primarily attributed to the interest rate environment. As increases in interest rates have slowed down, the fair value of the investment portfolio has improved over the end of the previous quarter. Management continues to monitor the credit quality of Ford Motor Credit Corporation (FMCC) as they continue to receive negative outlook ratings from Moody's and S&P. FMCC has continued to show improvement in pricing since the end of the previous quarter and the management of their parent company remains dedicated to making positive improvements in operations. The Company has the ability to hold all of these securities, classified as available-for-sale, for the foreseeable future. Management deems the unrealized losses on the Company's securities not to be other than temporary.

Deposits. The following table shows information concerning the Company's average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the periods ended September 30, 2006, and December 31, 2005:

                              Nine Months Ended September 30, 2006      Year Ended December 31, 2005
                              ------------------------------------    -------------------------------
                                                       (Dollars in thousands)
                                                       ----------------------
                                            Percent                               Percent
                                 Average    Of Total     Average       Average    of Total    Average
                                 Amount     Deposits       Rate        Amount     Deposits      Rate
                                 -------    --------     -------       ------     --------    -------
Non-time deposits:
  Demand deposits               $ 48,457       15.7           -       $ 50,007       16.2          -
  NOW accounts                    52,258       17.0        0.68%        51,813       16.8       0.51%
  Money Market accounts           57,260       18.6        2.44%        59,300       19.2       1.60%
  Savings accounts                46,474       15.1        0.57%        50,369       16.4       0.69%
                                --------      -----                   --------      -----
Total non-time deposits:         204,449       66.4        0.99%       211,489       68.6       0.74%
                                --------      -----                   --------      -----
Time deposits:
  Less than $100,000              65,629       21.3        3.15%        61,834       20.1       2.23%
  $100,000 and over               38,033       12.3        3.95%        35,018       11.3       2.98%
                                --------      -----                   --------      -----
Total time deposits              103,662       33.6        3.44%        96,852       31.4       2.50%
                                --------      -----                   --------      -----
Total deposits                  $308,111      100.0        1.81%      $308,341      100.0       1.29%
                                ========      =====                   ========      =====

The Company's customers have been opening certificates of deposit to take advantage of increasing time deposit rates as evidenced by the $3.0 million or 8.6% increase in average time deposits of $100,000 and over and the $3.8 million or 6.1% increase in time deposits less than $100,000 in 2006 year to date.

As participant in the Certificate of Deposit Account Registry Service (CDARS) of Promontory Interfinancial Network, LLC there are $1.8 million of deposits on the balance sheet at September 30, 2006 which are classified as "broker" deposits, but those deposits are matched dollar for dollar with our customer deposits which have been placed in other financial institutions in order to provide those customers with full FDIC insurance coverage.

The following table sets forth information regarding the Company's time deposits in amounts of $100,000 or more at September 30, 2006, and December 31, 2005, that mature during the periods indicated:

                                September 30, 2006      December 31, 2005
                                ------------------      -----------------
                                          (Dollars in thousands)

  Within 3 months                     $13,759                $11,545
  3 to 6 months                         6,845                 15,660
  6 to 12 months                       15,461                  6,941
  Over 12 months                        2,780                  1,436
                                      -------                -------
                                      $38,845                $35,582
                                      =======                =======

Borrowings. Borrowings from the Federal Home Loan Bank of Boston (FHLB) were $19.1 million at September 30, 2006, at a weighted average rate of 4.88%, and $16.3 million at December 31, 2005, at a weighted average rate of 4.51%. The change between year end 2005 and the end of the third quarter 2006 is a net increase of $2.8 million or 17.3% due partially to the match funding of one large commercial real estate loan and the remainder due to support for general loan growth.

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

Members of ALCO meet informally at least weekly to set loan and deposit rates, make investment decisions, monitor liquidity and evaluate the loan demand pipeline. Deposit runoff is monitored daily and loan prepayments evaluated monthly. The Company historically has maintained a substantial portion of its loan portfolio on a variable rate basis and plans to continue this Asset/Liability Management (ALM) strategy in the future. Portions of the variable rate loan portfolio have interest rate floors and caps which are taken into account by the Company's ALM modeling software to predict interest rate sensitivity, including prepayment risk. As of September 30, 2006, the investment portfolio was all classified as available-for-sale and the modified duration was relatively short. The Company does not utilize any derivative products or invest in any "high risk" instruments.

The Company's interest rate sensitivity analysis (simulation) as of December 2005 for a 100 basis point increase in the rate environment in 25 basis point increments (Prime at December 31, 2005, was 7.25% and was 8.25% on September 30, 2006), projected the following for the nine months ended September 30, 2006, compared to the actual results:

                                           September 30, 2006
                                           ------------------
                                                                  Percentage
                                  Projected          Actual       Difference
                                  ---------          ------       ----------
                                           (Dollars in thousands)
      Net Interest Income          $14,855          $13,830         (6.9)%
      Net Income                    $5,107           $4,669         (8.6)%
      Return on Assets               1.81%            1.67%         (7.7)%
      Return on Equity              16.38%           14.93%         (8.9)%

Actual net interest income is lower than projected mainly due to two reasons. The first is that interest-earning assets in total did not grow as much as anticipated during the first nine months of 2006 as non-time deposit generation was slower than anticipated resulting in a reduction in the investment portfolio from what had been projected in order to fund loan demand and provide liquidity. Second, was the rapid rise during 2006 of rates paid on deposits in order to remain competitive.

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

The Company generally requires collateral or other security to support financial instruments with credit risk. As of September 30, 2006 and December 31, 2005, the contract or notional amount of financial instruments whose contract or notional amount represents credit risk was as follows:

                                       September 30, 2006     December 31, 2005
                                       ------------------     -----------------
                                                (Dollars in thousands)
Commitments to originate loans              $17,261               $ 9,722
Unused lines of credit                       35,911                35,349
Standby letters of credit                     2,006                   918
Credit Card arrangements                      2,339                 2,236
                                            -------               -------
      Total                                 $57,517               $48,225
                                            =======               =======

The increase in commitments to originate loans reflects a broadening of the Company's customer base in its market area, which was influenced in part by strong local loan demand and increased lending activity in the Franklin and Chittenden county areas resulting in large part from its St. Albans, Vermont loan production office, which opened in January 2005. The opening of the full service branch in Littleton, New Hampshire in March 2006 has also augmented the loan demand in the New Hampshire market.

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

The Company's significant fixed and determinable contractual obligations to third parties at September 30, 2006, and December 31, 2005, were as follows:

                                                                 September 30, 2006      December 31, 2005
                                                                 ------------------      -----------------
                                                                           (Dollars in thousands)
Operating lease commitments                                           $    340                $    232
Maturities on borrowed funds                                            19,075                  16,256
Deposits without stated maturity (1)                                   200,898                 216,273
Certificates of deposit (1)                                            108,034                  97,026
Pension plan contributions (2)                                             366                     498
Deferred compensation payouts (4)                                          550                     730
Equity investment commitments in housing limited partnerships              356                     704
Construction contract (3)                                                    -                     318
Commitment to purchase office space(5)                                     223                       -
                                                                      --------                --------
      Total                                                           $329,842                $332,037
                                                                      ========                ========

--------------------
<F1>  While Union has a contractual obligation to depositors should they wish to withdraw all or some of the funds on deposit, management believes, based on historical analysis, that the majority of these deposits will remain on deposit for the foreseeable future. The amounts exclude interest accrued.
<F2>  Funding requirements for pension benefits after 2006 are excluded due to the significant variability in the assumptions required to project the amount and timing of future cash contributions.
<F3>  Contract to construct a new branch in Littleton, New Hampshire, which was completed March 2006.
<F4>  The Company owns life insurance on the lives of the payees, in an amount estimated by management to be sufficient to reimburse the Company for the deferred compensation payments should the Company desire to utilize the death benefit proceeds for that purpose. The policies have a current cash surrender value of $1.9 million.
<F5>  Commitment to purchase building in Morrisville, Vermont to expand the
      Main branch and corporate office space.

The Company's subsidiary bank is required (as are all banks) to maintain vault cash or a noninterest bearing reserve balance as established by Federal Reserve regulations. The Bank's average total reserve for the 14-day maintenance period including September 30, 2006 was $410 thousand and for December 31, 2005 was $330 thousand, both of which were satisfied by vault cash. The Company has also committed to maintain a noninterest bearing contracted clearing balance of $1.0 million at September 30, 2006 with the Federal Reserve Bank of Boston.

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

The Company prepares its interest rate sensitivity "gap" analysis by scheduling interest-earning assets and interest-bearing liabilities into periods based upon the next date on which such assets and liabilities could mature or reprice. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except that:

o adjustable-rate loans, investment securities, variable rate time deposits, and FHLB advances are included in the period when they are first scheduled to adjust and not in the period in which they mature;
o fixed-rate mortgage-related securities and loans reflect estimated prepayments, which were estimated based on analyses of broker estimates, the results of a prepayment model utilized by the Company, and empirical data;
o other non-mortgage related fixed-rate loans reflect scheduled contractual amortization, with no estimated prepayments; and
o NOW, money markets, and savings deposits, which do not have contractual maturities, reflect estimated levels of attrition, which are based on detailed studies by the Company of the sensitivity of each such category of deposit to changes in interest rates.

Management believes that these assumptions approximate actual experience and considers them reasonable. However, the interest rate sensitivity of the Company's assets and liabilities in the tables could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.

The following table shows the Company's rate sensitivity analysis as of September 30, 2006:

                                                                               September 30, 2006
                                                                           Cumulative repriced within
                                                      --------------------------------------------------------------------
                                                      3 Months    4 to 12     1 to 3      3 to 5       Over 5
                                                      or Less     Months      Years       Years        Years        Total
                                                      --------    -------     ------      ------       ------       -----
                                                                    (Dollars in thousands, by repricing date)
Interest sensitive assets:
  Federal funds sold and
   overnight deposits                                 $  5,304    $     -    $      -    $      -    $       -    $  5,304
  Interest bearing deposits in banks                     1,183      1,087       3,345         492            -       6,107
  Investment securities available-for-sale (1)(3)          975      2,774      10,310       4,005        3,722      21,786
  FHLB Stock                                                 -          -           -           -        1,683       1,683
  Loans and loans held for sale (2)(3)                 111,532     72,454      69,933      49,286       14,683     317,888
                                                      --------    -------    --------    --------    ---------    --------
      Total interest sensitive assets                 $118,994    $76,315    $ 83,588    $ 53,783    $  20,088    $352,768

Interest sensitive liabilities:
  Time deposits                                       $ 36,791    $50,542    $ 18,933    $  1,768    $       -    $108,034
  Money markets                                          9,055          -           -           -       43,534      52,589
  Regular savings                                        4,927          -           -           -       40,266      45,193
  NOW accounts                                          13,582          -           -           -       39,043      52,625
  Borrowed funds                                         4,479    $ 1,725       1,454       2,915        8,502      19,075
                                                      --------    -------    --------    --------    ---------    --------
      Total interest sensitive liabilities            $ 68,834    $52,267    $ 20,387    $  4,683    $ 131,345    $277,516

Net interest rate sensitivity gap                     $ 50,160    $24,048    $ 63,201    $ 49,100    $(111,257)   $ 75,252
Cumulative net interest rate
 sensitivity gap                                      $ 50,160     74,208     137,409    $186,509    $  75,252
Cumulative net interest rate
 sensitivity gap as a
 percentage of total assets                              13.4%      19.8%       36.6%        49.7%       20.1%
Cumulative net interest rate sensitivity
 gap as a percentage of total
 interest-sensitive assets                               14.2%      21.0%       38.9%        52.9%       21.3%
Cumulative net interest rate sensitivity
 gap as a percentage of total
 interest-sensitive liabilities                          18.1%      26.7%       49.5%        67.2%       27.1%

<F1>  Investment securities available-for-sale exclude marketable equity securities with a fair value of $537 thousand that may be sold by the Company at any time.
<F2>  Balances shown net of unearned income of $127 thousand.
<F3>  Estimated repayment assumptions considered in Asset/Liability model.

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

The following chart reflects the cumulative results of the latest simulation analysis for the next twelve months on Net Interest Income, Net Income, Return on Assets, Return on Equity and Net Fair Value Ratio. The projection utilizes a rate shock, applied proportionately, of up and down 300 basis points from the September 30, 2006 prime rate of 8.25%, this is the highest and lowest internal slopes monitored. This slope range was determined to be the most relevant during this economic cycle.

                                 INTEREST RATE SENSITIVITY ANALYSIS MATRIX
                                           (Dollars in thousands)
                                                                        Return      Return
                                                                          on          on        Net Fair
  12 Months        Prime      Net Interest      Change        Net       Assets      Equity        Value
    Ending          Rate         Income            %        Income         %           %          Ratio
  ---------        -----      ------------      ------      ------      ------      ------      --------
September-07      11.25%         $21,036         13.5       $7,613       2.07        17.44        9.98%
                   8.25%         $18,536         0.00       $5,875       1.56        13.42       11.44%
                   5.25%         $15,858        (14.4)      $4,013       1.01         8.88       12.78%

The resulting projected cumulative effect of these estimates on Net Interest Income and the Net Fair Value Ratio for the twelve month period ending September 30, 2007, are within approved ALCO guidelines for interest rate risk. The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk under different rate scenarios.

Liquidity. Managing liquidity risk is essential to maintaining both depositor confidence and stability in earnings. Liquidity is a measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to fund deposit withdrawals, repay borrowings, fund investment and lending activities, and for other general business purposes. The Company's principal sources of funds are deposits, amortization and prepayment of loans and securities, maturities of investment securities and other short-term investments, sales of securities and loans available-for-sale, earnings and funds provided from operations. Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities, reduces the Company's exposure to rollover risk on deposits and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments, draws on unused lines of credit and requests for new loans. The Company's strategy is to fund assets, to the maximum extent possible, with core deposits that provide a sizable source of relatively stable and low-cost funds. For the quarter ended, September 30, 2006, the Company's ratio of average loans to average deposits was 102.9% compared to the prior year of 94.3%. The increase in the loan to deposit ratio between years was mainly funded by the decrease in investment securities available-for-sale, interest bearing deposits in banks and cash and due from banks as well as Federal Home Loan Bank (FHLB) of Boston advances.

In addition, as Union Bank is a member of the FHLB of Boston, it has access to unused line of credit up to $35.2 million at September 30, 2006 over and above the term advances already drawn on the line based on FHLB estimate as of that date with the purchase of required capital stock. This line of credit could be used for either short or long term liquidity or other needs. In addition to its borrowing arrangements with the FHLB of Boston, Union Bank maintains a $7.5 million pre-approved Federal Funds line of credit with an upstream correspondent bank and a repurchase agreement line with a selected brokerage house. There were no balances outstanding on either line at September 30, 2006. Union is a member of the Certificate of Deposit Account Registry Service ("CDARS") of Promontory Interfinancial Network which allows Union to provide higher FDIC deposit insurance to customers by exchanging deposits with other members and allows Union to purchase deposits from other members as another source of funding. There were no purchased deposits at either September 30, 2006 or December 31, 2005 although Union had exchanged $1.8 million and $1.7 million, respectively, with other CDARS members as of those dates.

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

The Company's management monitors current and projected cash flows and adjusts positions as necessary to maintain adequate levels of liquidity. Although approximately 79% of the Company's time deposits will mature within twelve months, management believes, based upon past experience, (percentage of time deposits to mature within twelve months has ranged from 72% to 84% over the preceding six years) the relationships developed with local municipalities, and the introduction of new deposit products in 2005, that Union Bank will retain a substantial portion of these deposits. Management will continue to offer a competitive but prudent pricing strategy to facilitate retention of such deposits. A reduction in total deposits could be offset by purchases of federal funds, purchases of deposits, short-or-long-term FHLB borrowings, utilization of the repurchase agreement line, or liquidation of investment securities, purchased brokerage certificates of deposit or loans held for sale. Such steps could result in an increase in the Company's cost of funds and adversely impact the net interest spread and margin. Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. However, any projections of future cash needs and flows are subject to substantial uncertainty. Management continually evaluates opportunities to buy/sell securities and loans available-for-sale, obtain credit facilities from lenders, or restructure debt for strategic reasons or to further strengthen the Company's financial position.

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

The total dollar value of the Company's stockholders' equity was $42.6 million at September 30, 2006, reflecting net income of $4.7 million for the first nine months of 2006, less cash dividends paid of $3.5 million, the purchase of 1,923 shares of Treasury stock totaling $42 thousand, and an increase of $60 thousand in accumulated other comprehensive loss, compared to stockholders' equity of $41.6 million at year end 2005.

Union Bankshares, Inc. has 5 million shares of $2.00 par value common stock authorized. As of September 30, 2006, the Company had 4,918,611 shares issued, of which 4,540,740 were outstanding and 377,871 were held in Treasury.

The Board of Directors has authorized the repurchase of up to 100,000 shares of common stock, or approximately 2.2% of the Company's outstanding shares, for an aggregate repurchase cost not to exceed $2.15 million. Shares can be repurchased in the open market or in negotiated transactions. The repurchase program is open for an unspecified period of time. As of September 30, 2006 the Company had repurchased 1,923 shares under this program, for a total cost of $42 thousand, year to date and 16,923 shares at a total cost of $357 thousand since the inception of the program.

As of September 30, 2006, there were outstanding employee incentive stock options with respect to shares of the Company's common stock, granted pursuant to Union Bankshare's 1998 Incentive Stock Option Plan. As of such date, 9,575 options were currently exercisable but only 3,325 of those options were "in the money". Of the 75,000 shares authorized for issuance under the 1998 Plan, 48,700 shares remain available for future option grants. During the third quarter of 2006, no incentive stock options granted pursuant to the 1998 plan were exercised and none were granted.

Union Bankshares, Inc. and Union Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Management believes, as of September 30, 2006, that both companies meet all capital adequacy requirements to which they are subject. As of September 30, 2006, the most recent calculation categorizes Union Bank as well capitalized under the regulatory framework for prompt corrective action. The prompt corrective action capital category framework applies to FDIC insured depository institutions such as Union but does not apply directly to bank holding companies such as the Company. To be categorized as well capitalized, Union Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since September 30, 2006, that management believes have changed either company's category.

Union Bank's and the Company's actual capital amounts and ratios as of September 30, 2006, are presented in the table:

                                                                                                        Minimums
                                                                                                       To Be Well
                                                                                Minimums           Capitalized Under
                                                                              For Capital          Prompt Corrective
                                                         Actual               Requirements         Action Provisions
                                                   ------------------       ----------------       -----------------
                                                   Amount       Ratio        Amount    Ratio        Amount     Ratio
                                                   ------       -----        ------    -----        ------     -----
                                                                          (Dollars in thousands)
Total capital to risk weighted assets
  Union Bank                                       $45,701      17.4%       $21,036     8.0%       $26,295     10.0%
  Company                                          $46,204      17.5%       $21,074     8.0%           N/A       N/A
Tier I capital to risk weighted assets
  Union Bank                                       $42,290      16.1%       $10,520     4.0%       $15,780      6.0%
  Company                                          $42,793      16.3%       $10,534     4.0%           N/A       N/A
Tier I capital to average assets
  Union Bank                                       $42,290      11.3%       $15,036     4.0%       $18,796      5.0%
  Company                                          $42,793      11.4%       $15,041     4.0%           N/A       N/A

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information called for by this item is incorporated by reference in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "OTHER FINANCIAL CONSIDERATIONS" on pages 30 through 37 in this Form 10-Q.

Item 4.  Controls and Procedures.

The Company's chief executive officer and chief financial officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report and concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

Since November 18, 2005, the Company has maintained an informal stock repurchase program pursuant to which the Company may repurchase up to $2.15 million or 100,000 shares of common stock, or approximately 2.2% of the Company's outstanding shares. Shares can be repurchased in the open market or in negotiated transactions. The repurchase program is open for an unspecified period of time. As of September 30, 2006 the Company had repurchased 1,923 shares under this program for a total cost of $42 thousand during 2006. There were no issuer purchases of equity securities during the third quarter of 2006.

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


November 14, 2006                Union Bankshares, Inc.


                                 /s/ Kenneth D. Gibbons
                                 ----------------------------------------------
                                 Kenneth D. Gibbons
                                 Director, President and Chief Executive Officer


                                 /s/ Marsha A. Mongeon
                                 ----------------------------------------------
                                 Marsha A. Mongeon
                                 Chief Financial Officer and Treasurer
                                 (Principal Financial Officer)

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