Form 10-K
period 2006-12-31
UNION BANKSHARES INC
filed 2007-04-02
CIK 706863

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

           (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006     Commission file number 001-15985

                             UNION BANKSHARES, INC.
                   VERMONT                         03-0283552
                                  P.O. BOX 667
                              20 LOWER MAIN STREET
                           MORRISVILLE, VT 05661-0667

                  Registrant's telephone number: 802-888-6600

   Former name, former address and former fiscal year, if changed since last report: Not applicable

          Securities registered pursuant to section 12(b) of the Act:

      Common Stock, $2.00 par value          American Stock Exchange
      -----------------------------          -----------------------
             (Title of class)               (Exchanges registered on)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer", in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2006 was $67,515,992 based on the closing price on the American Stock Exchange on such date of $21.90 per share. For purposes of this calculation, all directors, executive officers, and named executives of the Registrant are assumed to be affiliates. Such assumption, however, shall not be deemed to be an admission of such status as to any such individual.

As of March 14, 2007, there were 4,530,414 shares of the registrant's $2 par value common stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Specifically designated portions of the following documents are incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

Document                                                                   Part
--------                                                                   ----

Annual Report to Shareholders for the year ended December 31, 2006        I, II
Proxy Statement for the 2007 Annual Meeting of Shareholders                III

                             UNION BANKSHARES, INC.
                               Table of Contents

Part I
Item 1--Business                                                              3
Item 1A--Risk Factors                                                        11
Item 1B--Unresolved Staff Comments                                           14
Item 2--Properties (a)                                                       14
Item 3--Legal Proceedings                                                    15
Item 4--Submission of Matters to a Vote of Security Holders                  15

Part II
Item 5--Market for Registrant's Common Equity, Related Stockholder
        Matters, and Issuer Purchases of Equity Securities (a)               15
Item 6--Selected Financial Data                                              16
Item 7--Management's Discussion and Analysis of Financial Condition
        and Results of Operations (a)                                        17
Item 7A--Quantitative and Qualitative Disclosures about Market Risk (a)      17
Item 8--Financial Statements and Supplementary Data (a)                      17
Item 9--Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosures                                            17
Item 9A--Controls and Procedures (a)                                         17
Item 9B--Other Information                                                   17

Part III
Item 10--Directors, Executive Officers and Corporate Governance (b)          17
Item 11--Executive Compensation (b)                                          18
Item 12--Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters (b)                      18
Item 13--Certain Relationships and Related Transactions, and
         Director Independence (b)                                           18
Item 14--Principal Accountant Fees and Services (b)                          18

Part IV
Item 15--Exhibits, Financial Statement Schedules                             19

Signatures                                                                   20
Exhibit Index                                                                21

--------------------
(a) The information required by Part I, Item 2 and Part II, Items 5, 7, 7A, and 8 is incorporated herein by reference, in whole or in part, from the 2006 Annual Report to Shareholders.
(b) The information required by Part III Items 10, 11, 12, 13 and 14 is incorporated herein by reference, in whole or in part, from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2007. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to specifically incorporate by reference the information referred to in Items 407(d)(1)-(3), 201(f) and 407(e)(5) of Regulation S-K.

Part I--Item 1 Business

General: Union Bankshares, Inc. ("Company") is a one-bank holding company whose subsidiary is Union Bank ("Union"). It was incorporated in the State of Vermont in 1982. Union Bank was organized and chartered as a State bank in 1891 and became a wholly owned subsidiary of the Company in 1982 upon its formation. Both Union Bankshares, Inc. and Union Bank are headquartered in Morrisville, Vermont.

The Company has one definable business segment, Union Bank, which is a commercial bank operating in northern Vermont and New Hampshire. Union is a community bank that provides a full range of commercial and retail banking services. The purpose of Union is to make a profit for the Company while competitively serving the financial needs of the communities, the businesses, and the citizens within its service area. The Company's business is that of a community bank in the financial services industry and no lines of financial products are beyond its purview as long as the Company is equipped and capable of delivering the products efficiently and effectively within the regulated environment in which it operates.

Union has 162 full time equivalent employees and considers its employee relations to be satisfactory. The Company, itself, does not have any paid employees.

The Company's income is derived principally from interest on loans and earnings on other investments. Its primary expenses arise from interest paid on deposits and borrowings and general overhead expenses. The consolidated assets of the Company have grown from $337 million to $381 million over the last five years or 13.1% while consolidated deposits have grown from $286 million to $320 million or 11.9% during that same period. Please refer to the schedule of "Selected Financial Data", which has been restated for applicable periods for the 3 for 2 stock split in 2003, at Part II-Item 6 of this annual report for further details.

Description of Services: The Company offers full retail and commercial banking services to its customers. The Company primarily emphasizes providing retail banking services to individuals living within its market area and commercial banking services to small and medium-sized corporations, partnerships, and sole proprietorships, as well as nonprofit organizations, local municipalities and school districts. The Company's lending activities are targeted at increasing residential mortgage and construction loan originations, and expanding commercial and municipal lending including the commercial real estate market. The Company works with customers and its business partners and government agencies to design financing that best meets our customers' needs, which might include involvement of the Vermont Housing Finance Agency, the Small Business Administration, ("SBA") or the Federal Home Loan Bank ("FHLB") of Boston, to name a few. The Company utilizes its lending activities to develop broader customer relationships in areas served by its network of branches as a means to augment deposits. The Company produces loans primarily for its portfolio although it periodically sells or participates out a portion of the loans produced to mitigate interest rate or credit risk. See "Discussion of Financial Condition" in Part II-Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") for information on the composition of the Company's loan portfolio by type of loan including loans held for sale and on asset quality.

The Company's retail loan portfolio consists primarily of mortgage loans, construction (B.U.I.L.D.) loans, home equity loans and lines of credit, traditional installment loans and personal lines of credit. The Company's commercial loan portfolio consists of term loans, lines of credit and commercial real estate loans provided to primarily locally based borrowers. The municipal loan portfolio consists of term loans and construction financing.

Services offered to our customers include, but are not limited to, the following:

     o Commercial loans for business purposes to business owners and investors for plant and equipment, lines of credit, working capital, real estate renovation, and other sound business purposes;
     o Commercial real estate loans on income producing properties, including commercial construction loans;
     o   SBA guaranteed loans;
     o Cash Management services, including account reconciliation, credit card depository, Automated Clearing House origination, wire transfers and night depository;
     o   Municipal term loans and construction financing;
     o Merchant credit card services for the deposit and immediate credit of sales drafts from retail merchants, restaurants, professionals and the local tourism industry;
     o   Debit MasterCard and VISA credit cards;
     o   Business checking accounts;
     o Other services based on the individual needs of the customer including standby letters of credit, travelers or bank checks, and safe deposit boxes;
     o   Automated Teller Machine ("ATM") services and cards;
     o   Telephone and Internet banking services, including bill pay;
     o Home improvement loans, home equity lines of credit, and overdraft checking privileges against preauthorized lines of credit;
     o   Residential mortgage loans;
     o   B.U.I.L.D. loans for residential construction;

     o Retail depository services including personal checking accounts, NOW accounts, savings accounts, money market accounts, certificates of deposit, and IRA/SEP/KEOGH accounts;
     o The deposits of Union are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC") up to legal limits (generally $100,000 per depositor) with higher levels of insurance coverage available for certain retirement accounts and through Union's participation in the Certificate of Deposit Account Registry Service ("CDARS") of Promontory Interfinancial Network; and
     o   Asset Management services to individuals and organizations.

Consistent with the objective of the Company to serve the needs of individuals, businesses and others within the communities served, the Company seeks to concentrate its assets in loans. To be consistent with the requirements of prudent banking practices, adequate assets are invested in high-grade securities to provide liquidity, diversification of income sources and safety. See "Discussion of Financial Condition" in Part II-Item 7, "MD&A" for information on the composition of Union's investment portfolio by type and maturity as well as other sources of liquidity.

The risk of nonpayment (or deferred payment) of loans is inherent in commercial banking. The Company's marketing focus on individuals and small- to medium-sized businesses may result in the assumption by it of certain lending risks. Management carefully evaluates all loan applications and attempts to minimize credit risk exposure by use of thorough loan application, approval and monitoring procedures, however, there can be no assurance that such procedures will entirely reduce such lending risks. See Part I, Item 1A "Risk Factors" for additional information about the risks inherent in the Company's business.

Source of Business: Management believes that the market segments targeted, individuals, small to medium sized businesses, and municipalities in the Company's market area, demand the convenience and personal service that a smaller, independent financial institution can offer. It is these themes of convenience and personal service that form the basis of the Company's business development strategies. At December 31, 2006, Union maintained 13 branch offices, a loan production office in St. Albans, Vermont, and 30 ATMs, and also provided many of its services via the telephone and the Internet.

Management's operational strategy includes continued evaluation of changing market needs and design and implementation of products and services to meet those needs, as well as the establishment and maintenance of necessary infrastructure necessary to deliver those products and services effectively and efficiently. Measures taken by management in recent years to implement this approach have included the opening of a new loan production office in St. Albans, Vermont in January 2005, which represented a further westward expansion in Franklin County of the Company's service area; the renovation and expansion of the Portland Street, St. Johnsbury branch; and the redesign of Union's personal deposit products to become more competitive in the market. The strategies for 2006 included the expansion to a full service branch location in Littleton, New Hampshire in March 2006; the introduction of a new, more competitive small business checking account; the introduction of tiered variable-rate certificates of deposit which also allow additional deposits and limited withdrawals; and the addition of another ATM location. Strategies for 2007 include the expansion of the Company's Main Office; the addition of at least one additional ATM to the network; the exploration of additional branch locations; the installation of new "platform" software to streamline new deposit processing, document imaging, Check 21 imaging, remote image capture; and a new internal computer network. The directors and management of the Company intend to continue to offer products and services that will allow the Company to manage responsibly the growth of its assets, while building and enhancing stockholder value, preserving Union Bank's image as a premier Vermont community bank and building that reputation in the northern New Hampshire market.

The Company seeks to capitalize upon the extensive business and personal contacts and relationships of its Directors, Advisory Board members and Officers to continue to develop the Company's customer base, as well as relying on Director and Advisory Board referrals, officer-originated calling programs and customer and shareholder referrals.

Competition: The Company and Union face substantial competition for loans and deposits in their market area from local commercial banks, savings banks, tax-exempt credit unions, mortgage brokers, and financial services affiliates of bank holding companies, as well as from national financial service providers such as mutual funds, brokerage houses, insurance companies, consumer finance companies and internet banks. The Company anticipates continued strong competition from such financial institutions for the foreseeable future. Within the Company's market area are branches of several commercial and savings banks that are substantially larger than the Company. Union focuses on its community banking niche and on providing convenient locations, hours and modes of delivery to provide superior customer service. In order to compete with the larger financial institutions in its service area, Union capitalizes on the flexibility and local autonomy which is accorded by its independent status. This includes an emphasis on personal service, timely decision making, local promotional activity, and personal contacts and community service by Union's officers, directors and employees.

The Company competes for checking, savings, money market accounts and other deposits by offering depositors competitive products and rates, personal service, local area expertise, convenient locations and access, and an array of financial services and products.

The competition in originating real estate and other loans comes principally from commercial banks, mortgage banking companies and credit unions. The Company competes for loan originations primarily through the interest rates and loan fees it charges, the types of loans it offers, and the efficiency and quality of services it provides. In addition to residential mortgage lending and municipal loans, the Company also emphasizes commercial real estate, construction, and both conventional and SBA guaranteed commercial lending. Factors that affect the Company's ability to compete for loans include general and local economic conditions, prevailing interest rates including the "prime" rate, and pricing volatility of the secondary loan markets. The Company attempts to promote an increased level of personal service and expertise within the community to position itself as a lender to small to middle market business and residential customers, which tend to be under-served by larger institutions.

The Company competes for personal and institutional trust business with trust companies, commercial banks having trust departments, investment advisory firms, brokerage firms, mutual funds and insurance companies.

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

Competitive change is also occurring due to rapid technological advances which increasingly permit the delivery of financial products and services without the need for a physical presence in the market area served and which also are likely to diminish the importance of traditional "bricks and mortar" in market presence and reduce the role of financial intermediaries, such as banks, in the transfer of funds between parties. As a result, the Company's future success will depend in part on its ability to address customers' needs by using technology.

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

The Company is also under the jurisdiction of the Securities and Exchange Commission ("SEC") for matters relating to the offering and sale of its securities as well as investor reporting requirements. The Company is subject to restrictions, reporting requirements and review procedures under federal securities laws and regulations. The Company's common stock is listed on the American Stock Exchange ("AMEX") under the trading symbol "UNB" and accordingly, the Company is subject to the rules of AMEX for listed companies.

Federal Reserve Board Policies and Reserve Requirements. The monetary policies and regulations of the FRB have had a significant effect on the operating results of banks in the past and are expected to continue to do so in the future. FRB policies affect the levels of bank earnings on loans and investments and the levels of interest paid on bank deposits through the Federal Reserve System's open-market operations in United States government securities, regulation of the discount rate on bank borrowings from Federal Reserve Banks and regulation of non-earning reserve requirements. Regulation D promulgated by the FRB requires all depository institutions to maintain reserves against their transaction accounts (generally, demand deposits, NOW accounts and certain other types of accounts that permit payments or transfers to third parties) and non-personal time deposits (generally, money market deposit accounts or other savings deposits held by corporations or other depositors that are not natural persons, and certain other types of time deposits), subject to certain exemptions. Because required reserves must be maintained in the form of either vault cash, a noninterest bearing account at the Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the amount of Union's interest-earning assets. As of December 31, 2006, Union's reserve requirement was approximately $2.3 million which was satisfied by vault cash.

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

Bank. The various laws and regulations applicable to Union that are administered by the FDIC and the Vermont Banking Commissioner affect Union's corporate practices, such as payment of dividends, incurring of debt and acquisition of financial institutions and other companies. These laws also affect its business practices, such as payment of interest on deposits, guidelines on concentrations in commercial real estate lending, limitations on loans to one borrower, the charging of interest on loans, privacy issues and the location of offices. There are no outstanding regulatory orders resulting from regulatory examinations of the Company or Union.

Dividend Limitations. As a holding company, the Company's ability to pay dividends to its stockholders is largely dependent on the ability of its subsidiary to pay dividends to it. Payment of dividends by Vermont-chartered banks, such as Union, is subject to applicable state and federal laws. Under Vermont banking laws, a Vermont-chartered bank may not authorize dividends or other distributions which would reduce the bank's capital below the amount of capital required in the bank's Certificate of General Good or under any capital or surplus standards established by the Vermont Banking Commissioner. Union does not have any capital restrictions in its Certificate of General Good and, to date, the Vermont Banking Commissioner has not adopted capital or surplus standards. Nevertheless, the capital standards established by the FDIC, described below under "Capital Requirements," apply to Union, and the capital standards of the FRB apply to the Company on a consolidated basis. In addition, the FRB, the FDIC and the Vermont Banking Commissioner are authorized under applicable federal and state laws to prohibit payment of dividends that they determine would be an unsafe or unsound practice. Payment of dividends that deplete the capital of a bank or a bank holding company, or render it illiquid, could be found to be an unsafe or unsound practice.

Loans to Related Parties. The Company's and Union's authority to extend credit to their directors, executive officers and 10 percent stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of the Federal Reserve Act and Regulation O of the FRB thereunder. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based in part, on the amount of the bank's capital. Under AMEX guidelines, any related party transaction including loans must be reviewed by the Company's Audit Committee. In addition, under the federal Sarbanes-Oxley Act of 2002 (discussed below), the Company, itself, may not extend or arrange for any personal loans to its directors and executive officers. The Company has a Related Persons Transactions Approval Policy which incorporates applicable regulatory guidelines and requirements and is administered by the Company's Board of Directors.

Capital Adequacy Guidelines. The FRB, the FDIC and other federal banking regulators have issued substantially similar risk based and leverage capital guidelines for United States banking organizations. Those regulatory agencies are also authorized to require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The FRB's risk based capital guidelines define a three-tier capital framework and specify three relevant capital ratios: Tier 1 Capital Ratio, a Total Capital Ratio and a "Leverage Ratio." Tier 1 Capital consists of common and qualifying preferred shareholders' equity, plus or minus certain intangibles and other adjustments. The remainder (Tier 2 and Tier 3 Capital) consists of subordinate and other qualifying debt, preferred stock that does not qualify as Tier 1 Capital, and the allowance of credit losses up to 1.25% of risk-weighted assets.

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

The FRB's capital adequacy guidelines exempt certain "small bank holding companies" from its risk-based capital requirements. Although the Company meets the consolidated assets test of under $500 million, it does not qualify for this regulatory relief because it does not meet the separate requirement that the small bank holding company not have a material amount of its securities registered with the Securities and Exchange Commission.

At December 31, 2006, the Company's consolidated Total and Tier I Risk-Based Capital Ratios were 17.44% and 16.16%, respectively, and its Leverage Capital Ratio was 11.29%, and it is considered well-capitalized under the above regulatory guidelines. In addition, Union is considered well-capitalized under such guidelines.

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

Community Reinvestment Act. Union is subject to the federal CRA, which requires banks to demonstrate their commitment to serving the credit needs of low and moderate income residents of their communities. Union participates in a variety of direct and indirect lending programs and other investments for the benefit of the low and moderate income residents in the local communities. The FDIC conducts examinations of insured banks' compliance with CRA requirements and rates institutions as "Outstanding," "Satisfactory," "Needs to Improve," and "Substantial Non-Compliance." Failure of an institution to receive at least a "Satisfactory" CRA rating could adversely affect its ability to undertake certain activities, such as acquisitions of other financial institutions, which require regulatory approval based, in part, on the institution's record of CRA compliance. In addition, failure of a bank subsidiary to receive at least a "Satisfactory" rating would disqualify a bank holding company from eligibility to become or remain a financial holding company under the Gramm-Leach-Bliley Act. (See "Financial Modernization" above.) At its last CRA compliance examination by the FDIC, Union received a rating of "Outstanding."

Deposit Insurance Premium Assessments. The deposits of Union are insured under the Deposit Insurance Fund ("DIF") maintained by the FDIC. Under applicable federal laws and regulations, deposit insurance premium assessments to the DIF are based on a supervisory risk rating system, with the most favorably rated institutions paying the lowest premiums. The DIF was created by the merger of the Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") provided for in the Federal Deposit Insurance Reform Act of 2005 ("FDIRA"), as enacted in February 2006. This legislation also increased insurance coverage for retirement accounts to $250,000 and indexed the insurance levels for inflation, among other changes. In addition, as a result of the FDIRA, the FDIC has adopted a revised, risk-based assessment system to determine assessment rates to be paid by member institutions, such as Union. Under this revised assessment system, risk is defined and measured using an institution's supervisory ratings, combined with certain other risk measures, including certain financial ratios and long-term debt issuer ratings. The annual risk based assessment rates for 2007 range from $0.05 to $0.43 per $100 of insured deposits. The FDIRA also provided for a one-time assessment credit, to be allocated among member institutions. The FDIC one-time assessment credit may be used to offset future deposit insurance assessments beginning in 2007.

In addition to DIF assessments, beginning in 1997 the FDIC assessed BIF-assessable and SAIF-assessable deposits to fund the repayment of debt obligations of the Financing Corporation. The Financing Corporation is a government-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution of Trust Corporation. As of January 1, 2007, the annualized rate of risk-adjusted deposits, established by the FDIC for all DIF-assessable deposits, was 1.22 basis points (hundredths of 1%). For the year ended December 31, 2006, the Bank's insurance assessment expense was $39 thousand.

Brokered Deposits. FDICIA restricts the ability of an FDIC-insured bank to accept brokered deposits unless it is a well-capitalized institution under FDICIA's prompt corrective action guidelines. Union has accepted brokered deposits through its membership with the Certificate of Deposit Account Registry Service ("CDARS") of the Promontory Interfinancial Network.

Consumer Protection Laws. In connection with its lending activities, Union is subject to a variety of federal and state laws designed to protect borrowers and to promote lending to various sectors of the economy and population. In addition to the provisions of the CRA (discussed above), Union is subject to, among other laws, the federal Home Mortgage Disclosure Act, the federal Real Estate Settlement Procedures Act, the federal Truth-in-Lending Act, the federal and Vermont Equal Credit Opportunity Acts, the federal Bankruptcy Abuse Prevention and Consumer Protection Act, and the federal and Vermont Fair Credit Reporting Acts. The Vermont Banking Department has the authority to enforce directly certain of these federal statutes.

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

In connection with its new Littleton, New Hampshire branch, Union is subject to certain consumer protection laws of New Hampshire and to limited oversight by the New Hampshire Commissioner of Banks.

Bank Secrecy Act. Union is subject to federal laws establishing certain record keeping, customer identification and reporting requirements pertaining to large cash transactions, sales of travelers checks and other monetary instruments and the international transfer of cash or monetary instruments. Provisions, designed to help combat international terrorism, were added to the Bank Secrecy Act by the 2001 USA Patriot Act. These provisions require banks to avoid establishing or maintaining correspondent accounts of foreign off-shore banks and banks in jurisdictions that have been found to fall significantly below international anti-money laundering standards. U.S. banks are also prohibited from opening correspondent accounts for off-shore shell banks, defined as banks that have no physical presence and that are not part of a regulated and recognized banking company. The USA Patriot Act requires all financial institutions to adopt an anti-money laundering program. The act requires banks to establish due diligence policies, procedures and controls that are reasonably designed to detect and report instances of money laundering in United States private banking accounts and correspondent accounts maintained for non-U.S. persons or their representatives.

The Department of Treasury has issued regulations implementing the due diligence requirements. These regulations require minimum standards to verify customer identity and maintain accurate records, encourages information-sharing cooperation among financial institutions, federal banking agencies and law enforcement authorities regarding possible money laundering or terrorist activities, prohibits the anonymous use of "concentration accounts" and requires all covered financial institutions to have in place an anti-money laundering compliance program. In addition, the USA Patriot Act amended certain provisions of the federal Right to Financial Privacy Act to facilitate the access of law enforcement to bank customer records in connection with investigating international terrorism.

The Act also amends the Bank Holding Company Act and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution's anti-money laundering program when reviewing an application under these acts.

Sarbanes-Oxley Act of 2002. This federal far-reaching legislation was generally intended to protect investors by strengthening corporate governance and improving the accuracy and reliability of corporate disclosures made pursuant to securities law. The Sarbanes-Oxley Act provides for, among other things:

     o a prohibition on personal loans made or arranged by the issuer to its directors and executive officers (except for loans made by a bank subject to Regulation O);
     o   independence requirements for audit committee members;
     o   corporate governance requirements;
     o independence requirements for company auditors that restrict non-audit services that accountants may provide to their audit clients;
     o enhanced disclosure requirements pertaining to corporate operations and internal controls;
     o certification of financial statements on Forms 10-K and 10-Q reports by the chief executive officer and the chief financial officer;
     o the forfeiture by the chief executive officer and the chief financial officer of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by such officers in the twelve month period following initial publication of any financial statements that later require restatement due to corporate misconduct;
     o   disclosure of off-balance sheet transactions;
     o two-business day filing requirements for insiders filing reports on Form 4 of transactions in the issuer's securities;
     o accelerated filing requirements for Forms 10-K and 10-Q by public companies which qualify as "accelerated filers;"
     o disclosure of a code of ethics for principal financial officers and filing a Form 8-K for a change in or waiver of such code;
     o the reporting of securities violations "up the ladder" by both in-house and outside attorneys;
     o restrictions on the use of non-GAAP financial measures in press releases and SEC filings;
     o   the formation of a public accounting oversight board; and
     o various increased criminal penalties for violations of securities laws.

Not all of the final rules under the Act have gone into effect for the Company since it is not an accelerated filer. In particular, the Company is not subject for 2006 to Section 404 of Sarbanes-Oxley, relating to certification and attestation of internal controls. In order to be considered an accelerated filer under the Sarbanes-Oxley Act, the market value of the Company's outstanding class of stock registered under the Exchange Act as of June 30 which is held by non-affiliates (so-called "public float") must exceed $75,000,000.

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

Taxing Authorities. The Company and Union are subject to income taxes at the Federal level and are individually subject to state taxation based on the laws of each state in which they operate. The Company and Union file a consolidated federal tax return with a calendar year-end. The Company and Union have filed separate tax returns for each state jurisdiction affected for 2005 and will do the same for 2006. No tax return is currently being examined or audited by any taxing authority.

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

In addition to legislative changes, the various federal and state financial institution regulatory agencies frequently propose rules and regulations to implement and enforce already existing legislation. Management cannot predict whether or in what form any such rules or regulations will be enacted or the effect that such enactment may have on the Company or Union.

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

Part I--Item 1A Risk Factors

Each direct lending activity in which the Company engages carries the risk that some borrowers will be unable to perform on their obligations. As such, the monetary and fiscal policies of the Federal Reserve Board and general economic conditions, nationally, regionally and in the Company's primary market area have a significant impact on the Company and its results of operations. To the extent that economic conditions deteriorate, business and individual borrowers may be less able to meet their obligations to the Company in full, in a timely manner, resulting in decreased earnings or losses to the Company. To the extent that loans are secured by real estate, adverse conditions in the real estate market may reduce the borrower's ability to generate the necessary cash flow for repayment of the loan, and reduce the Company's ability to collect the full amount of the loan upon a default. To the extent the Company makes fixed-rate loans, general increases in interest rates will tend to reduce the Company's spread as the interest rates it must pay for deposits increase while interest income is flat. Economic conditions and interest rates may also adversely affect the value of property pledged as security for loans.

Whenever appropriate and available, the Company seeks federal and state loan guarantees, such as the SBA "7A" and "504" loan programs to reduce risks. Union is a preferred SBA lender. The Company generally requires personal guarantees on all commercial loans. The majority of commercial borrowers are required to forward annual business and personal financial statements to comply with bank policy. Interest rate risk to the Company is mitigated by using either variable interest rates, by fixing rates for a short period of time, or selling/participating a portion of loans originated.

These are general risk factors affecting Union Bankshares, Inc. that you should carefully consider:

                                  CREDIT RISK
          Credit risk is the risk of loss due to adverse changes in the borrower's or other counter parties ability to meet its financial obligations under agreed upon terms.

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

Repayment of both secured and unsecured commercial business loans depends substantially on the borrowers' underlying business, financial condition and cash flows. Unsecured loans generally involve a higher degree of risk of loss than do secured loans because, without collateral, repayment is solely dependent upon the success of the borrowers' business or personal guarantee. Secured commercial business loans are generally collateralized by equipment, leases, inventory and accounts receivable. Compared to real estate, that type of collateral is more difficult to monitor, it may depreciate more rapidly, and it may be difficult to appraise and liquidate if repossessed.

Risk of loss on a construction loan depends largely upon whether the initial estimate of the property's value at completion of construction equals or exceeds the cost of the property construction (including interest) and the availability of permanent takeout financing. If the estimate of value is inaccurate, there are delays or if actual construction costs exceed estimates, the value of the property securing the construction loan may be insufficient to ensure full repayment when completed through a permanent loan or by seizure of collateral.

Commercial real estate, commercial business and construction loans are more susceptible to a risk of loss during a downturn in the business cycle. The underwriting, review and monitoring performed by our officers and directors cannot eliminate all of the related risks.

An inadequate allowance for loan losses would reduce earnings. Although our portfolio composition, with loans primarily secured by real estate, mitigates loss exposure, volatility and deterioration in regional or local economies may increase our risk for credit losses. Management and the Board of Directors assess the adequacy of the allowance for loan losses based upon, but not limited to, such factors as:

     o   the risk characteristics of various classifications of loans;
     o   previous loan loss experience;
     o   delinquency trends and specific loans that have loss potential;
     o current economic conditions including the estimated fair market value of the collateral; and
     o   geographic and industry loan concentrations.

If for any reason the quality of the portfolio should weaken, including but not limited to a cooling housing market, natural disaster or slumping economy, the allowance for loan losses may not be sufficient to cover actual loan losses, and future provisions for loan losses could materially and adversely affect financial results.

An increase in loan prepayments or on prepayment of loans underlying mortgage-backed securities may adversely affect profitability. Prepayment rates are affected by consumer behavior, conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate loans. Changes in prepayment rates are therefore difficult to predict. We may not be able to reinvest loan and security prepayments at rates comparable to the prepaid instrument particularly in periods of declining interest rates.

Negative events in Northern Vermont or New Hampshire could adversely affect the Company. Negative conditions in Northern Vermont or New Hampshire real estate markets where the majority of the collateral for the Company's mortgage, construction, home equity and commercial real estate loans are located could adversely affect the borrower's ability to repay and the value of the collateral. Real estate values are affected by various factors, including changes in general, regional or local economic conditions, tourism/industry changes, governmental rules or policies and natural disasters. These events could also have a negative impact on loan demand and deposit growth.

                                  MARKET RISK
          Market risk represents the risk of loss due to changes in the market value of assets and liabilities due to changes in interest rates, exchange rates, and equity prices.

Changes in the domestic interest rate environment could negatively affect the Company's net interest income. Net interest income is our largest source of revenue and is highly dependent on achieving a positive spread between the interest earned on assets and the interest paid on liabilities. Changes in interest rates could negatively impact the ability to attract deposits, make loans, and achieve a positive spread resulting in compression of the net interest margin. A flat or inverted yield curve over an extended period of time also could impact our ability to maintain a strong interest margin.

Management believes we have implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations. However, interest rates are highly sensitive to many factors beyond our control, including general economic conditions such as inflation, recession, and unemployment. Monetary and fiscal policies of various governmental and regulatory agencies may also adversely affect the interest rate environment.

Certain adjustable-rate loans and variable-rate deposits reprice based on lagging interest rate indices. The effect of this lag may also negatively affect net interest income when general interest rates change.

Additionally, changes in applicable law, if enacted, including those that would permit banks to pay interest on demand deposit accounts, could have a significant negative effect on results of operations as a substantial portion of our deposits are noninterest bearing demand deposits.

The volume of trading in the Company's common stock has been light. As a result, shareholders may not be able to quickly and easily sell their common stock and the stock price may fluctuate significantly. Union Bankshares, Inc. common stock currently trades on the AMEX and trading volume has been light, averaging fewer than 1,000 shares per week over the past year, and there can be no assurance that an active and liquid market for the common stock will develop. In addition, the absence of an active and liquid trading market could result in greater volatility in the price of our stock.

The number of shares owned by the Company's directors and executive officers could make it more difficult, or impossible, to obtain approval for some matters submitted to shareholder vote, including mergers and acquisitions. Your interests may not be the same as those of the Board and management. Directors, executive officers, named executives and their affiliates own approximately 32.2% of the outstanding common stock as of December 31, 2006. By voting against a proposal submitted to shareholders, our directors and officers, as a group, may be able to block, or make approval more difficult to obtain, for proposals requiring the vote of shareholders, such as some mergers, share exchanges, asset sales and amendments to the Articles of Incorporation.

Changes in accounting standards or in income tax laws or interpretations could materially affect the Company's financial condition or results of operations. Our accounting policies and methods are fundamental in how we report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the value of our assets, liabilities, and financial results. Periodically, new accounting standards are issued or revisions made to existing standards that may change the methods governing the preparation of our financial statements. Similarly, new tax legislation could be enacted or interpretations of existing tax laws could change causing an adverse effect to our financial condition or results of operations.

                                 LIQUIDITY RISK
          Liquidity risk arises from the possibility that funds may not be available to satisfy current or future commitments based on external market issues, investor or depositor perception of financial strength, and events unrelated to the Company such as war, terrorism, or local market issues at a reasonable cost.

The Company maybe unable to attract deposit growth to the same extent as loan growth. Our primary source of liquidity is through the growth of deposits. If we are unable to attract enough deposits to fund loan growth, than we may be forced to borrow through the Federal Home Loan Bank of Boston or in the capital markets. Nondeposit funds would tend to be more expensive and therefore could have a negative impact on our results of operations.

If the Company is unable to borrow funds through access to capital markets, it may not be able to meet the cash flow requirements of its depositors and borrowers or make strategic acquisitions or investments. Our liquidity is used to make loans and to repay deposit liabilities as they become due or are demanded by customers. Liquidity polices and limits are established by the Board of Directors. Our Asset/Liability Committee regularly monitors the overall liquidity position to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity. The Asset/Liability Committee also establishes policies and monitors guidelines to diversify the Bank's wholesale funding sources to avoid concentrations in any one market source. Wholesale funding sources include Federal funds purchased, securities sold under repurchase agreements, and non-core deposits including deposits purchased through the Certificate of Deposit Account Registry Service. Union is also a member of the FHLB of Boston , which provides funding through advances to members that are collateralized with mortgage-related assets.

There are other sources of liquidity available should they be needed. These sources include the sale or securitization of loans, the ability to acquire additional national market, non-core deposits, the issuance of additional collateralized borrowings such as FHLB advances, the issuance of debt securities, and the issuance of trust preferred, preferred or common securities in public or private transactions. Union could also borrow through the Federal Reserve's discount window.

If we were unable to access funding sources when needed, we might be unable to meet customers' needs, which could adversely impact our financial condition, results of operations, cash flows, and level of regulatory-qualifying capital. For further discussion, see the "Liquidity" section of Part II-Item 7A "Quantitative and Qualitative Disclosures About Market Risk".

                                OPERATIONAL RISK
          Operational risk arises from the inherent day-to-day operations of the Company that could result in losses due to human error, inadequate or failed internal systems and controls and external events.

The Company relies heavily on the proper functioning of its technology. We rely on our computer systems, and outside servicers providing technology, for much of our business, including recording financial transactions. If our computer systems or outside technology sources fail, are not reliable or there is a breach of security, our ability to maintain accurate financial records may be impaired, which could materially affect results of operations and financial condition.

The Company is dependent upon the services of its management team. The Company is dependent upon the ability and experience of a number of key management personnel who have substantial experience with our operations, the financial services industry and the markets in which we offer services. It is possible that the loss of the services of one or more of our senior executives or key managers would have an adverse effect on results of operations. Our success also depends on our ability to continue to attract, manage and retain other qualified senior and middle management personnel.

Terrorist activities could cause reductions in investor confidence and substantial volatility in real estate and securities markets. It is impossible to predict the extent to which terrorist activities may occur in the United States or other regions, or their effect on a particular security issue. It is also uncertain what effects any past or future terrorist activities and/or any consequent actions on the part of the United States government and others will have on the United States and world financial markets, local, regional and national economics, and real estate markets across the United States. Among other things, reduced investor confidence could result in substantial volatility in securities markets, a decline in general economic conditions and real estate related investments and an increase in loan defaults. Such unexpected losses and events could materially affect our results of operations. Tourism and the travel industry are important factors to the general economy of much of our target market, which could be adversely affected by terrorism.

Internal controls and procedures may fail or be circumvented. Management regularly reviews and updates internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations or financial condition.

Competition with other financial institutions could adversely affect the Company's profitability. The banking and financial services industry is very competitive. Legal and regulatory developments have made it easier for new and sometimes unregulated competitors to compete. Consolidation among financial service providers has resulted in fewer very large national and regional banking and financial institutions holding a large accumulation of assets, having significantly greater resources, and covering a wider geographic presence. Competition has also grown from the establishment of branches by other banks and financial service providers in our market area that target our existing or potential customers, and from tax-advantaged credit unions that have been permitted to expand their fields of membership significantly and to offer many traditional commercial banking products and services.

Technological developments have allowed even out-of-market competitors including some non-depository institutions, to compete very effectively in local markets and have expanded the range of financial products, services and capital available to our target customers. If we are unable to implement, maintain and use such technologies effectively, we may not be able to offer products or achieve cost-efficiencies necessary to compete.

                                  OTHER RISKS

An investment in the Company's common stock is not an insured deposit. The Company's common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is subject to the same market forces that affect the price of common stock in any company.

Union Bankshares, Inc.'s articles of incorporation as well as certain banking laws may have an anti-takeover effect. Our articles of incorporation provide that certain business combinations with a substantial shareholder or its affiliates require approval by the affirmative vote of the holders of at least 67% of the outstanding common stock. A substantial shareholder is one who together with its affiliates owns 5% of more of the Company's outstanding common stock. Our Board of Directors has the right to override the 67% vote requirement in any particular transaction. These provisions as well as certain federal banking laws, including regulatory approval requirements for control acquisitions, could make it more difficult for a third party to acquire the Company, even if doing so would be perceived to be beneficial to the shareholders. The combination of these provisions may inhibit a nonnegotiated merger, tender offer or other business combination, which, in turn, could adversely affect the market price of our common stock.

The Company is subject to extensive financial services industry regulation that could restrict its activities and impose financial requirements or limitations on the conduct of business and limit its ability to receive dividends from Union. Union is subject to extensive regulation, supervision and examination by the Vermont Banking Department as its primary regulator, and by the FDIC, which insures its deposits. As a member of the FHLB of Boston, Union must also comply with applicable regulations of the Federal Housing Finance Board and the FHLB. Regulation by these agencies is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of our stockholders. Union's activities are also regulated under consumer protection laws applicable to its lending, deposit and other activities. A sufficient claim against Union under these laws could have a material adverse effect on our results, by leading to severe penalties or damage to our reputation.

Proposals for further regulation of the financial services industry are continually being introduced in the United States Congress. The agencies regulating the financial services industry also periodically adopt changes to their regulations. Proposals that are now receiving a great deal of attention include regulation of government sponsored-entities. It is possible that one or more legislative proposals may be adopted or regulatory changes may be made that would have an adverse effect on our business or financial results.

Negative public opinion could damage the Company's reputation and adversely affect its earnings. Reputational risk is the risk to our operations from negative public opinion. Negative public opinion can result from the actual or perceived manner in which we conduct business activities, including sales practices, practices in the loan origination and servicing operations and retail banking operations, management of actual or potential conflicts of interest and ethical issues; and the protection of confidential customer information. Negative public opinion can adversely affect our ability to keep and attract customers and can expose us to litigation.

The Company's reputation and future growth prospects could be impaired if events occurred which breached our customers' privacy. We rely heavily on communications and information systems to conduct our business, and as part of our business we maintain significant amounts of data about our customers and the products they use. While we have policies and procedures designed to prevent or limit the effect of failure, interruption or security breach of our information systems, there can be no assurances that any such failures, interruptions or security breaches will not occur, or if they do occur, that they will be adequately addressed. Should any of these systems become compromised, our reputation could be damaged, relationships with existing customers impaired and result in lost business and incur significant expenses trying to recover. Our customers' privacy might also be breached through an outside party or government agency over which we have no control.

The risks are further described in Part I-Item 1. "Business", Part II-Item 7 "Management's Discussion and Analysis" and Part II-Item 7a "Quantitative and Qualitative Disclosures About Market Risk". Additional risks and uncertainties not currently known to us or that are currently deemed to be immaterial also may materially and adversely affect our business operations. Any of these risks could materially and adversely affect our business, financial condition or results of operations, as well as the value of our common stock. Many of these risks are outside of the Company's direct control, though efforts are made to manage those risks while optimizing returns. Potential risk concerns are shared with our Board of Directors, as appropriate.

Part I--Item 1B Unresolved Staff Comments

None

Part I--Item 2 Properties

As of December 31, 2006, Union operated 12 community-banking locations in Lamoille, Caledonia and Franklin counties of Vermont, one in Littleton, New Hampshire and a loan production office in St. Albans, Vermont. Union also operates 30 ATMs in northern Vermont and one in Littleton, New Hampshire. Union owns, free of encumbrances, ten of its branch locations and its operations center and leases three branch locations, the loan production office and certain ATM premises from third parties under terms and conditions considered by management to be favorable to Union. On March 20, 2006, a full-service, community banking location was opened in Littleton, New Hampshire, and the pre-existing Littleton loan production office opened in 2001 was incorporated into the branch. On December 18, 2006, Union purchased an office building in Morrisville, Vermont, which is adjacent to its current main office and operations center.

Additional information relating to the Company's properties as of December 31, 2006, is set forth in Note 8 to the consolidated financial statements contained in Exhibit 13 to this report, and incorporated herein by reference.

Part I--Item 3 Legal Proceedings

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

Part I--Item 4 Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders through a solicitation of proxies or otherwise during the fourth quarter of 2006.

Part II--Item 5 Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

For information regarding the market for the Company's stock, trading prices, dividends and number of record holders, please refer to page 70 of the Company's 2006 Annual Report to Shareholders, contained in Exhibit 13 to this report, which information is incorporated herein by reference.

                                            ISSUER PURCHASES OF EQUITY SECURITIES

-----------------------------------------------------------------------------------------------------------------------------
                                                               Total Number of Shares          Maximum Number of Shares that
                   Total Number of      Average Price       Purchased as Part of Publicly      May Yet Be Purchased Under the
    Period         Shares Purchased     Paid per Share     Announced Plans or Programs (1)           Plans or Programs.

October, 2006           2,300               $21.06                      2,300                              80,777
November, 2006          6,300               $21.14                      6,300                              74,477
December, 2006            163               $21.85                        163                              74,314

--------------------
(1)  On November 18, 2005, the Company announced a stock repurchase program. The Board of Directors has authorized the repurchase of up to $2.15 million or 100,000 shares of common stock, or approximately 2.2% of the Company's outstanding shares. Shares may be repurchased in the open market or in negotiated transactions. The repurchase program is open for an unspecified period of time. Through December 31, 2006, the total number of shares purchased under the plan is 25,686 at a cost of $542,250.

During the quarter ended December 31, 2006, no incentive stock options previously granted pursuant to the Company's 1998 Incentive Stock Option Plan ("Plan") were exercised. Participation in the Plan is limited to those senior officers of the corporation or its subsidiary (currently five active participants) selected by the Board of Directors in its discretion. The exercise price of all options granted under the Plan represents the fair market value of the shares on the date of grant. There were 3,250 options granted under the Plan during 2006 at an option price of $22.50 per share. The shares issued to Plan participants upon exercise of incentive stock options have not been registered with the Securities and Exchange Commission. Such shares are restricted securities, issued under statutory exemptions available under the Securities Act of 1933, including Section 4(2) thereof, for offers and sales not involving a public offering.

Part II--Item 6 Selected Financial Data

                                                       At or For The Years Ended December 31,
                                            ------------------------------------------------------------
                                              2006         2005         2004         2003         2002
                                              ----         ----         ----         ----         ----
Balance Sheet Data                                  (Dollars in thousands except per share data)
  Total assets                              $381,149     $374,746     $359,529     $356,650     $343,492
  Investment securities                       23,675       32,408       40,966       44,370       45,824
  Loans held for sale                          3,750        6,546        8,814       18,524       17,139
  Loans, net of unearned income              313,702      300,525      271,255      253,037      238,768
  Allowance for loan losses                   (3,338)      (3,071)      (3,067)      (3,029)      (2,908)
  Total nonperforming loans                    4,751        4,607        5,295        3,305        2,272
  Total nonperforming assets                   5,150        4,607        5,330        3,315        3,074
  Other real estate owned                        399            -           35           10          784
  Deposits                                   319,822      313,299      306,598      305,379      293,004
  Borrowed funds                              14,596       16,256        7,934        7,223        7,536
  Stockholders' equity (1)                    41,923       41,603       42,403       40,987       39,169
Income Statement Data
  Interest income                           $ 25,197     $ 22,249     $ 20,172     $ 20,368     $ 22,167
  Interest expense                             6,821        4,499        3,311        4,209        6,364
  Net interest and dividend income            18,376       17,750       16,861       16,159       15,803
  Provision for loan losses                      180           60           30          114          356
  Noninterest income                           4,058        4,063        3,781        3,607        3,562
  Noninterest expenses                        13,814       13,056       12,319       12,060       11,761
  Net income                                   6,255        6,237        5,835        5,387        5,180
Per Common Share Data
  Net income (2)(3)                         $   1.38     $   1.37     $   1.28     $   1.18     $   1.14
  Cash dividends paid(3)                        1.06         1.38         0.90         0.82         0.76
  Book value (1)(3)                             9.25         9.16         9.31         9.01         8.62
Selected Ratios
  Return on average assets (ROA)               1.67%        1.71%        1.65%        1.56%        1.52%
  Return on average equity (ROE)              14.96%       15.23%       14.17%       13.50%       13.74%
  Dividend payout ratio (4)(5)                76.81%      100.73%       70.31%       69.49%       66.67%
  Interest rate spread (6)                     4.86%        4.99%        4.98%        4.91%        4.72%
  Net interest margin (7)                      5.35%        5.33%        5.24%        5.20%        5.14%
  Operating expenses to average assets         3.68%        3.58%        3.48%        3.49%        3.46%
  Efficiency ratio (8)                        60.89%       59.42%       59.02%       60.19%       60.73%
  Average interest earning assets to
   average interest bearing liabilities      125.37%      125.64%      125.73%      121.87%      120.59%
  Average stockholders' equity to
   average assets                             11.14%       11.24%       11.64%       11.56%       11.10%
  Tier 1 leverage capital ratio               11.29%       11.10%       11.62%       11.38%       11.03%
  Tier 1 risk-based capital ratio             16.16%       15.86%       17.27%       16.70%       16.74%
  Total risk-based capital ratio              17.44%       17.08%       18.57%       17.99%       17.99%
Asset Quality Ratios
  Nonperforming loans to total loans           1.50%        1.50%        1.89%        1.22%         .89%
  Nonperforming assets to total assets         1.35%        1.23%        1.48%         .93%         .89%
  Allowance for loan losses to
   nonperforming loans                        70.26%       66.66%       57.91%       91.65%      127.99%
  Allowance for loan losses to
   loans not held for sale                     1.06%        1.02%        1.13%        1.20%        1.22%

--------------------
(1)  Stockholders' equity includes unrealized gains or losses on investment securities classified as
     "available-for-sale" and, for 2006 the unfunded liability for the defined benefit pension plan, both of which are net of applicable income taxes.
(2)  Computed using the weighted average number of shares outstanding for the period.
(3)  Per common share data for all periods have been restated to reflect the three-for-two stock split effected in the form of a 50% stock dividend distributed on August 8, 2003 to shareholders of record on July 26, 2003.
(4)  Cash dividend declared and paid per share divided by consolidated net income per share.
(5)  Includes a $0.40 per share special cash dividend in 2005.
(6)  The difference between the average rate earned on average assets minus the average rate paid on average liabilities.
(7)  The ratio of tax equivalent net interest income to average earning assets.
(8)  The ratio of noninterest expense to tax equivalent net interest income and noninterest income excluding securities gains and losses.

Part II--Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Please refer to pages 42 to 68 of the Company's 2006 Annual Report to Shareholders section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", contained in Exhibit 13 to this report, which information is incorporated herein by reference.

Part II--Item 7A Quantitative and Qualitative Disclosures About Market Risk

Please refer to pages 61 to 68 of the Company's 2006 Annual Report to Shareholders section entitled "Other Financial Considerations", contained in
Exhibit 13 to this report, and to the information under Part I, Item 1A, which information is incorporated herein by reference.

Part II--Item 8 Financial Statements and Supplementary Data

The consolidated balance sheets of Union Bankshares, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2006, together with related notes and the report of UHY LLP independent registered public accounting firm, with respect to the financial statements for the years ended December 31, 2006, 2005 and 2004, all as contained on pages 11 to 41 of the Company's 2006 Annual Report to Shareholders, contained in Exhibit 13 to this report, are incorporated herein by reference.

Part II - Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Part II - Item 9A Controls and Procedures

The Company's chief executive officer and chief financial officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2006. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.

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

Part II - Item 9B Other Information

None

Part III--Item 10 Directors, Executive Officers and Corporate Governance

The following information from the Company's Proxy Statement for the 2007 Annual Meeting of Shareholders is hereby incorporated by reference:

Listing of the names, ages, principal occupations and business experience of the directors under the caption "PROPOSAL I: TO ELECT DIRECTORS"

Listing of the names, ages, titles and business experience of the executive officers and named executives under the caption "EXECUTIVE OFFICERS"

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 under the caption "SHARE OWNERSHIP INFORMATION - Section 16(a) Beneficial Ownership Reporting Compliance"

Information regarding the Company's Audit Committee under the caption "Board Committees"

The Company has adopted a Code of Ethics for Senior Financial Officers and the Chief Executive Officer, previously filed as Exhibit 14.1 to the Company's 2005 Form 10-K and incorporated herein by reference. The Company has adopted a Code of Ethics for all directors, officers and employees, filed as Exhibit 14.2 to this report.

Part III--Item 11 Executive Compensation

The following information from the Company's Proxy Statement for the 2007 Annual Meeting of Shareholders is hereby incorporated by reference:

Information regarding compensation of directors under the caption "PROPOSAL I:
TO ELECT DIRECTORS - Directors' Compensation".

Information regarding executive officer and named executive compensation and benefit plans under the caption "EXECUTIVE OFFICERS - COMPENSATION DISCUSSION AND ANALYSIS".

Information regarding management interlocks and certain transactions under the caption "PROPOSAL I: TO ELECT DIRECTORS - Compensation Committee Interlocks and Insider Participation".

Information regarding the Compensation Committee under "Board Committees".

Part III--Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following information from the Company's Proxy Statement for the 2007 Annual Meeting of Shareholders is hereby incorporated by reference:

Information regarding the share ownership of management and principal shareholders under the caption "SHARE OWNERSHIP INFORMATION - Share Ownership of Management and Principal Holders".

The following table summarizes equity compensation under the Company's Incentive Stock Option Plan, the only equity compensation plan of the company:

                            Equity Compensation Plan Information as of December 31, 2006:

                                                                                              Number of securities
                                                                                             remaining available for
                                 Number of securities to be    Weighted average exercise      future issuance under
                                  issued upon exercise of        price of outstanding       equity compensation plans
                                    outstanding options,         options, warrants and        (excluding securities
        Plan Category               warrants and rights               and rights            reflected in column (a))

                                          Column a                     Column b                     Column c
---------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders               16,075                       $22.60                       45,450

Equity compensation plans not
approved by security holders                    -                            -                            -
                                           ------                       ------                       ------

Total                                      16,075                       $22.60                       45,450
                                           ======                       ======                       ======

Part III--Item 13 Certain Relationships and Related Party Transactions, and Director Independence

The following information from the Company's Proxy Statement for the 2007 Annual Meeting of Shareholders is hereby incorporated by reference:

Information regarding transactions with management under the caption "PROPOSAL
I: TO ELECT DIRECTORS - Transactions with Management and Directors"

Part III--Item 14 Principal Accountant Fees and Services

The following information from the Company's Proxy Statement for the 2007 Annual Meeting of Shareholders is hereby incorporated by reference:

Information on fees paid to the Independent Auditors set forth under the caption "Independent Auditors"

Part IV--Item 15 Exhibits, Financial Statement Schedules

Documents Filed as Part of this Report:
      (1) The following consolidated financial statements, as included in the 2006 Annual Report to Shareholders, are incorporated herein by reference (See Exhibit 13.1):
            1)    Report of Independent Registered Public Accounting Firm
            2)    Consolidated Balance Sheet at December 31, 2006 and 2005
            3) Consolidated Statement of Income for the years ended December 31, 2006, 2005 and 2004
            4) Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 2006, 2005 and 2004
            5) Consolidated Statement of Cash Flows for the years ended December 31, 2006, 2005 and 2004
            6)    Notes to the Consolidated Financial Statements
      (2) The following exhibits are either filed herewith as part of this report, or are incorporated herein by reference.

Item No:
   3.1      Amended and Restated Articles of Incorporation of Union Bankshares,
            Inc. (as of May 7, 1997), previously filed with the Commission as
            Exhibit 3.1 to the Company's Registration Statement on Form S-4
            (#333-82709) and incorporated herein by reference.
   3.2      Amendment filed May 19, 1998 to Amended and Restated Articles of
            Association of Union Bankshares, Inc., adding new sections 8 and 9, previously filed with the Commission as Exhibit 3.1 to the
            Company's Registration Statement on Form S-4 (#333-82709) and
            incorporated herein by reference.
   3.3      Amendment filed November 24, 1999 to Amended and Restated Articles of Association of Union Bankshares, Inc. increasing the authorized common shares to 5,000,000, previously filed with the Commission on
            December 10, 1999 as Exhibit 3.3 to the Company's Current Report on
            Form 8-K 12g3, and incorporated herein by reference.
   3.4      Bylaws of Union Bankshares, Inc., as amended, previously filed with the Commission as Exhibit 3.1 to the Company's Registration
            Statement on Form S-4 (#333-82709) and incorporated herein by reference.
  10.1      Stock Registration Agreement dated as of February 16, 1999, among
            Union Bankshares, Inc., Genevieve L. Hovey, individually and as
            Trustee of the Genevieve L. Hovey Trust (U.A. dated 8/22/89), and
            Franklin G. Hovey, II, individually, previously filed with the
            Commission as Exhibit 3.1 to the Company's Registration Statement
            on Form S-4 (#333-82709) and incorporated herein by reference.
  10.2      1998 Incentive Stock Option Plan of Union Bankshares, Inc. and
            Subsidiary, previously filed with the Commission as Exhibit 3.1 to the Company's Registration Statement on Form S-4 (#333-82709) and
            incorporated herein by reference.*
  10.3      Form of Union Bankshares, Inc. Deferred Compensation Plan and
            Agreement, previously filed with the Commission as Exhibit 10.3 to the Company's 2001 Form 10-K and incorporated herein by reference.*
  10.4      Union Bankshares, Inc. Executive Nonqualified Excess Plan.*
  13        The following specifically designated portions of Union's 2006
            Annual Report to Shareholders have been incorporated by reference in this Report on Form 10-K, is filed herewith: pages 11 to 68.
  14.1      Code of Ethics for Senior Financial Officers and the Chief
            Executive Officer, previously filed with the Commission as Exhibit
            14.1 to the Company's 2005 Form 10-K and incorporated herein by reference.
  14.2      Code of Ethics (for all directors, officers and employees), as revised, March 21, 2007.
  21        Subsidiary of Union Bankshares, Inc.
              Union Bank, Morrisville, Vermont.
  31.1      Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
  31.2      Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
  32.1      Certification of the Chief Executive Officer pursuant to Section
            906 of the Sarbanes-Oxley Act of 2002.
  32.2      Certification of the Chief Financial Officer pursuant to Section
            906 of the Sarbanes-Oxley Act of 2002.

--------------------
*  denotes compensatory plan or agreement

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of March 30, 2007.

Union Bankshares, Inc.

By: /s/ Kenneth D. Gibbons             By: /s/ Marsha A. Mongeon
    -----------------------------      ----------------------------------
    Kenneth D. Gibbons                 Marsha A. Mongeon
    President and Chief Executive      Treasurer and Chief
    Officer                            Financial/Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 30, 2007.

              Name                                    Title

/s/   Richard C. Sargent               Director, Chairman of the Board
---------------------------------
      Richard C. Sargent

/s/   Kenneth D. Gibbons               Director, President and Chief
---------------------------------      Executive Officer
      Kenneth D. Gibbons               (Principal Executive Officer)

/s/   Marsha A. Mongeon                Treasurer and Chief Financial/
---------------------------------      Accounting Officer
      Marsha A. Mongeon                (Principal Financial/Accounting Officer)

/s/   Cynthia D. Borck                 Director and Vice President
---------------------------------
      Cynthia D. Borck

/s/   Steven J. Bourgeois              Director
---------------------------------
      Steven J. Bourgeois

/s/   Franklin G. Hovey II             Director
---------------------------------
      Franklin G. Hovey II

/s/   Richard C. Marron                Director
---------------------------------
      Richard C. Marron

/s/   Robert P. Rollins                Director
---------------------------------
      Robert P. Rollins

/s/   John H. Steele                   Director
---------------------------------
      John H. Steele

                                EXHIBT INDEX **

10.4     Union Bankshares, Inc. Executive Nonqualified Excess Plan.*

13       Union Bankshares, Inc. Annual Report to Shareholders.

14.2 Code of Ethics (for all directors, officers and employees, as revised, (March 21, 2007).

31.1 Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------
*   denotes compensatory plan or arrangement.
**  other than exhibits incorporated by reference to prior filings.