Form 10-Q
period 2007-03-31
UNION BANKSHARES INC
filed 2007-05-11
CIK 706863

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
                 For the quarterly period ended: March 31, 2007

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No __X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of

April 30, 2007:
         Common Stock, $2 par value                  4,530,414 shares

                             UNION BANKSHARES, INC.
                               TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements.
Unaudited Consolidated Financial Statements Union Bankshares,
 Inc. and Subsidiary
  Consolidated Balance Sheets                                                 3
  Consolidated Statements of Income                                           4
  Consolidated Statement of Changes in Stockholders' Equity                   5
  Consolidated Statements of Cash Flows                                       6
Notes to Unaudited Consolidated Financial Statements                          8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                          10
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.         31
Item 4.  Controls and Procedures.                                            31

PART II    OTHER INFORMATION

Item 1.  Legal Proceedings.                                                  32
Item 1A. Risk Factors.                                                       32
Item 2.  Unregistered Sales of Securities and Use of Proceeds.               32
Item 6.  Exhibits.                                                           33

Signatures                                                                   33

Part l Financial Information
Item 1.   Financial Statements

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                    March 31,     December 31,
                                                                      2007            2006
                                                                      ----            ----
Assets                                                                (Dollars in thousands)
  Cash and due from banks                                           $  9,507        $ 11,694
  Federal funds sold and overnight deposits                            9,258           9,263
                                                                    --------        --------
  Cash and cash equivalents                                           18,765          20,957

  Interest bearing deposits in banks                                  10,044           5,417
  Investment securities available-for-sale                            26,526          23,682
  Loans held for sale                                                  4,560           3,750

  Loans                                                              303,584         313,822
    Allowance for loan losses                                         (3,342)         (3,338)
    Unearned net loan fees                                              (119)           (120)
                                                                    --------        --------
      Net loans                                                      300,123         310,364

  Accrued interest receivable                                          2,033           2,001
  Premises and equipment, net                                          6,032           6,080
  Other assets                                                         8,572           8,898
                                                                    --------        --------

      Total assets                                                  $376,655        $381,149
                                                                    ========        ========

Liabilities and Stockholders' Equity

Liabilities
  Deposits
    Noninterest bearing                                             $ 46,347        $ 54,875
    Interest bearing                                                 267,163         264,947
                                                                    --------        --------
      Total deposits                                                 313,510         319,822
  Borrowed funds                                                      15,353          14,596
  Liability for pension benefits                                       1,458           1,317
  Accrued interest and other liabilities                               4,379           3,491
                                                                    --------        --------
      Total liabilities                                              334,700         339,226
                                                                    --------        --------

Commitments and Contingencies

Stockholders' Equity
  Common stock, $2.00 par value; 5,000,000 shares authorized;
   4,918,611 shares issued at 3/31/07 and 12/31/06                     9,837           9,837
  Paid-in capital                                                        152             150
  Retained earnings                                                   35,169          35,203
  Treasury stock at cost; 388,197 shares at 3/31/07 and 386,634
   at 12/31/06                                                        (2,298)         (2,264)
  Accumulated other comprehensive loss                                  (905)         (1,003)
                                                                    --------        --------
      Total stockholders' equity                                      41,955          41,923
                                                                    --------        --------

      Total liabilities and stockholders' equity                    $376,655        $381,149
                                                                    ========        ========

          See accompanying notes to the unaudited consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                            2007          2006
                                                            ----          ----
                                                           (Dollars in thousands
                                                          except Per Share Data)
Interest income
  Interest and fees on loans                              $   5,900    $   5,451
  Interest on debt securities
    Taxable                                                     234          298
    Tax exempt                                                   46           49
  Dividends                                                      30           23
  Interest on federal funds sold and overnight
   deposits                                                     104           26
  Interest on interest bearing deposits in banks                 74           79
                                                          ---------    ---------
    Total interest income                                     6,388        5,926
                                                          ---------    ---------
Interest expense
  Interest on deposits                                        1,785        1,240
  Interest on borrowed funds                                    190          207
                                                          ---------    ---------
    Total interest expense                                    1,975        1,447
                                                          ---------    ---------

      Net interest income                                     4,413        4,479

Provision for loan losses                                        45           45
                                                          ---------    ---------
    Net interest income after provision for loan losses       4,368        4,434
                                                          ---------    ---------

Noninterest income
  Trust income                                                   84           71
  Service fees                                                  796          706
  Net (losses) gains on sales of investment securities          (10)           3
  Net gains on sales of loans held for sale                      27           92
  Other income                                                   46           74
                                                          ---------    ---------
    Total noninterest income                                    943          946
                                                          ---------    ---------

Noninterest expenses
  Salaries and wages                                          1,578        1,494
  Pension and employee benefits                                 660          577
  Occupancy expense, net                                        220          203
  Equipment expense                                             262          256
  Other expenses                                                948          867
                                                          ---------    ---------
    Total noninterest expense                                 3,668        3,397
                                                          ---------    ---------

      Income before provision for income taxes                1,643        1,983

Provision for income taxes                                      408          510
                                                          ---------    ---------

    Net income                                            $   1,235    $   1,473
                                                          =========    =========

Earnings per common share                                 $    0.27    $    0.32
                                                          =========    =========

Weighted average number of common
 shares outstanding                                       4,531,515    4,541,507
                                                          =========    =========

Dividends per common share                                $    0.28    $    0.26
                                                          =========    =========

See accompanying notes to the unaudited consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

                                        Common Stock
                                     -------------------                                        Accumulated
                                      Shares,                                                      other            Total
                                      net of                Paid-in    Retained    Treasury    comprehensive    stockholders'
                                     Treasury     Amount    capital    earnings     stock          loss            equity
                                     --------     ------    -------    --------    --------    -------------    -------------
                                                                      (Dollars in thousands)
Balances, December 31,  2006         4,531,977    $9,837     $150      $35,203     $(2,264)       $(1,003)         $41,923

Comprehensive income:
Net income                                   -         -        -        1,235           -              -            1,235
Change in net unrealized loss on
 investment securities
 available-for-sale, net of
 reclassification adjustment and
 tax effects                                 -         -        -            -           -             98               98
                                                                                                                   -------

Total comprehensive
 income                                      -         -        -            -           -              -            1,333
                                                                                                                   -------

Cash dividends declared
 ($0.28 per share)                           -         -        -       (1,269)          -              -           (1,269)

Issuance of stock options                    -         -        2            -           -              -                2

Purchase of treasury stock              (1,563)        -        -            -         (34)             -              (34)
                                     ---------    ------     ----      -------     -------        -------          -------

Balances, March 31, 2007             4,530,414    $9,837     $152      $35,169     $(2,298)       $  (905)         $41,955
                                     =========    ======     ====      =======     =======        =======          =======

See accompanying notes to the unaudited consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                        Three Months Ended
                                                                      -----------------------
                                                                      March 31,     March 31,
                                                                        2007          2006
                                                                        ----          ----
                                                                      (Dollars in thousands)
Cash Flows From Operating Activities
  Net Income                                                           $ 1,235       $ 1,473
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation                                                           192           184
    Provision for loan losses                                               45            45
    (Credit) provision for deferred income taxes                          (111)           53
    Net amortization of investment securities                                4            22
    Equity in losses of limited partnerships                                66           110
    Issuance of stock options                                                2             2
    Write-downs of other real estate owned                                  10             -
    Decrease in unamortized loan fees                                       (1)          (14)
    Proceeds from sales of loans held for sale                           3,437         6,802
    Origination of loans held for sale                                  (4,219)       (1,954)
    Net loss (gain) on sales of investment securities                       10            (3)
    Net gain on sales of loans held for sale                               (27)          (92)
    Net gain on disposals of premises and equipment                          -            (7)
    Net gain on sales of other real estate owned                           (20)            -
    (Increase) decrease in accrued interest receivable                     (32)          158
    Decrease in other assets                                               131             9
    Increase  in income taxes                                              494           382
    Increase  in accrued interest payable                                  178           148
    Increase in other liabilities                                          357            89
                                                                       -------       -------
      Net cash provided by operating activities                          1,751         7,407
                                                                       -------       -------

Cash Flows From Investing Activities
  Interest bearing deposits in banks
    Maturities and redemptions                                             197         1,299
    Purchases                                                           (4,987)            -
  Investment securities available-for-sale
    Sales                                                                  414           455
    Maturities, calls and paydowns                                         695         1,441
    Purchases                                                           (3,820)            -
  Net redemption (purchase) of Federal Home Loan Bank stock                 82          (199)
  Net decrease (increase) in loans                                      10,294        (8,550)
  Recoveries of loans charged off                                           17            40
  Purchases of premises and equipment                                     (144)         (394)


                                                                        Three Months Ended
                                                                      -----------------------
                                                                      March 31,     March 31,
                                                                        2007          2006
                                                                        ----          ----
                                                                      (Dollars in thousands)
  Proceeds from sales of other real estate owned                             3             -
  Proceeds from sales of premises and equipment                              -             8
                                                                       -------       -------
      Net cash provided by (used in) investing activities                2,751        (5,900)
                                                                       -------       -------

Cash Flows From Financing Activities
  Net increase (decrease) in borrowings outstanding                        757          (379)
  Net decrease in noninterest bearing deposits                          (8,528)       (4,800)
  Net increase  in interest bearing deposits                             2,217         1,595
  Purchase of treasury stock                                               (34)          (40)
  Dividends paid                                                        (1,269)       (1,181)
                                                                       -------       -------

      Net cash used in financing activities                             (6,857)       (4,805)
                                                                       -------       -------

    Decrease  in cash and cash equivalents                              (2,355)       (3,298)
Cash and cash equivalents
  Beginning                                                             20,957        14,208
                                                                       -------       -------

  Ending                                                               $18,602       $10,910
                                                                       =======       =======

Supplemental Disclosures of Cash Flow Information
  Interest paid                                                        $ 1,797       $ 1,299
                                                                       =======       =======

  Income taxes paid                                                    $    25       $    75
                                                                       =======       =======

Supplemental Schedule of Noncash Investing and
 Financing Activities

  Change in unrealized losses on investment securities
   available-for-sale                                                  $   148       $  (107)
                                                                       =======       =======

  Loans originated to finance the sale of other real estate owned      $   115       $     -
                                                                       =======       =======

See accompanying notes to the unaudited consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY


Note 1.  Basis of Presentation
The accompanying interim unaudited consolidated financial statements of Union Bankshares, Inc. (the Company) for the interim periods ended March 31, 2007 and 2006, and for the quarters then ended have been prepared in conformity with U.S. generally accepted accounting principles (GAAP), general practices within the banking industry, and the accounting policies described in the Company's Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of the Company's management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein have been made. This information should be read in conjunction with the Company's 2006 Annual Report to Shareholders, 2006 Annual Report on Form 10-K, and current reports on Form 8-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2007, or any other interim period.

Certain amounts in the 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation.

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

Note 4.  New Accounting Pronouncements
In February 2007, the Financial Accounting Board's (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. This Statement does not establish requirements for recognizing and measuring dividend income, interest income, or interest expense. This Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, Fair Value Measurements, and No. 107, Disclosures about Fair Value of Financial Instruments. This Statement is effective prospectively for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this new standard on the Company's consolidated financial statements but does not expect that such impact will be material.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this new standard to determine its effects on the Company's consolidated financial statements but does not expect that such impact will be material.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. It requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable. It permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and liabilities and requires additional disclosures in the financial statements under the fair value measurement method. The Company adopted SFAS No.156 effective January 1, 2007 and will continue with the amortization method of servicing rights which has no additional impact on the Company's financial position or results of operations.

Note 5. Defined Benefit Pension Plan
Union Bank (Union), the Company's bank subsidiary, sponsors a noncontributory defined benefit pension plan covering all eligible employees. The plan provides defined benefits based on years of service and final average salary.

Net periodic pension benefit cost for the three months ended March 31, 2007 and 2006 consisted of the following components:

                                                     Three Months Ended
                                                     ------------------
                                                      2007        2006
                                                      ----        ----
                                                   (Dollars in thousands)

Service cost                                         $ 132       $ 110
Interest cost on projected benefit obligation          148         131
Expected return on plan assets                        (150)       (124)
Amortization of prior service cost                       2           1
Amortization of net loss                                 5          21
                                                     -----       -----
Net periodic benefit cost                            $ 137       $ 139
                                                     =====       =====

Note 6.  Other Comprehensive Loss
The components of other comprehensive gain (loss) and related tax effects for the three months ended March 31, 2007 and 2006 are as follows:

                                                     Three Months Ended
                                                     ------------------
                                                      2007        2006
                                                      ----        ----
                                                   (Dollars in thousands)

Unrealized holding gains (losses) on investment
 securities available-for-sale                       $ 158       $(103)
Reclassification adjustment for losses  (gains)
 realized in income                                     10          (3)
                                                     -----       -----
Net unrealized gains (losses)                          148        (106)
Tax effect                                             (50)         36
                                                     -----       -----
Net of tax amount                                    $  98       $ (70)
                                                     =====       =====

Note 7.  Income Taxes
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of SFAS No. 109 (FIN 48), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on management's evaluation, management has concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements. Although the Company is not currently the subject of a tax audit by the Internal Revenue Service (IRS), the Company's tax years ending December 31, 2003 through 2006 are open to audit by the IRS under the applicable statute of limitations.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event that the Company receives an assessment for interest and/or penalties, it will be classified in the financial statements as other expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                                    GENERAL

The following discussion and analysis by management focuses on those factors that had a material effect on Union Bankshares, Inc.'s (Company's) financial position as of March 31, 2007, and as of December 31, 2006, and its results of operations for the three months ended March 31, 2007 and 2006. This discussion is being presented to provide a narrative explanation of the financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company's Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of Company's management, the interim unaudited data reflects all adjustments, consisting only of normal recurring adjustments, and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim period. Management is not aware of the occurrence of any events after March 31, 2007, which would materially affect the information presented.

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

Forward-looking statements reflect management's current expectations and are subject to uncertainties, both general and specific, and risk exists that those predictions, forecasts, projections and other estimates contained in forward-looking statements will not be achieved. When management uses any of the words "believes," "expects," "anticipates," "intends," "plans," "seeks," "estimates", or similar expressions, they are making forward-looking statements. Many possible events or factors, including those beyond the control of management, could affect the future financial results and performance of the Company. This could cause results or performance to differ materially from those expressed in forward-looking statements. The possible events or factors that might affect forward-looking statements include, but are not limited to, the following:

o     uses of monetary, fiscal, and tax policy by various governments;
o political, legislative, or regulatory developments in Vermont, New Hampshire, or the United States including changes in laws concerning accounting, taxes, financial reporting, banking, and other aspects of the financial services industry;
o developments in general economic or business conditions nationally, in Vermont, or in northern New Hampshire, including interest rate fluctuations, market fluctuations and perceptions, job creation and unemployment rates, ability to attract new business, and inflation and their effects on the Company or its customers;
o changes in the competitive environment for financial services organizations, including increased competition from tax-advantaged credit unions and out-of-market competitors offering financial services over the internet;
o     the Company's ability to attract and retain key personnel;
o changes in technology, including demands for greater automation which could present operational issues or significant capital outlays;
o acts or threats of terrorism or war, and actions taken by the United States or other governments that might adversely affect business or economic conditions for the Company or its customers;
o adverse changes in the securities market which could adversely affect the value of the Company's stock;
o     any actual or alleged conduct which could harm the Company's reputation;
o natural or other disasters which could affect the ability of the Company to operate under normal conditions;

o     the Company's ability to retain and attract deposits;
o     illegal  acts of  theft  or  fraud  perpetuated  against  the bank or its customers;
o unanticipated lower revenues or increased cost of funds, loss of customers or business, or higher operating expenses;
o the failure of assumptions underlying the establishment of the allowance for loan losses and estimations of values of collateral and various financial assets and liabilities;
o the amount invested in new business opportunities and the timing of these investments;
o the failure of actuarial, investment, work force, salary, and other assumptions underlying the establishment of reserves for future pension costs or changes in legislative or regulatory requirements;
o future cash requirements might be higher than anticipated due to loan commitments or unused lines of credit being drawn upon or depositors withdrawing their funds;
o assumptions made regarding interest rate movement and sensitivity could vary substantially if actual experience differs from historical experience which could adversely affect the Company's results of operations; and
o the creditworthiness of current loan customers is different from management's understanding or changes dramatically and therefore the allowance for loan losses becomes inadequate.

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

                          CRITICAL ACCOUNTING POLICIES

The Company has established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company's financial statements. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the reported amount of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company has identified the accounting policies and judgments most critical to the Company. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from estimates and have a material impact on the carrying value of assets, liabilities, or the results of operations of the Company.

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

The Company's pension benefit obligations and net periodic benefit cost are actuarially determined based on the following assumptions: discount rate, estimated future return on plan assets, wage base rate, anticipated mortality rates, Consumer Price Index rate, rate of increase in compensation levels, anticipated service periods and retirement dates. The determination of the pension benefit obligations and net periodic benefit cost is a critical accounting estimate as it requires the use of estimates and judgment related to the amount and timing of expected future cash out flows for benefit payments and cash in flows for maturities and returns on plan assets. Changes in estimates and assumptions could have a material impact to the Company's financial condition or results of operations.

The Company also has other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding the Company's results of operation and financial condition, including the valuation of deferred tax assets and analysis of investment securities. Although management believes that its estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

                                    OVERVIEW

The Company's net income was $1.235 million for the quarter ended March 31, 2007, compared with net income of $1.473 million for the same period in 2006, or a 16.2% decrease between years. The Company faced a challenging interest rate environment, and although total interest income increased by $462 thousand, or 7.8% in 2007 versus the first quarter of 2006, this increase was more than offset by an increase in interest expense of $528 thousand, or 36.5% between periods. The prime rate has remained flat at 8.25% since June 29, 2006. The yield curve remained inverted throughout the first quarter of 2007 with short term interest rates being higher than long term rates. The Company had a decrease in its net interest margin from 5.29% for the first quarter of 2006 to 5.22% for the first quarter of 2007.

The Company's total assets decreased from $381.1 million at December 31, 2006, to $376.7 million at March 31, 2007 or a decrease of 1.2%. Deposits decreased from $319.8 million at December 31, 2006 to $313.5 million at March 31, 2007, or a decrease of 2.0%. The contraction in both total assets and total deposits is a seasonal trend during the first calendar quarter of each year. Total loans including loans held for sale decreased 3.0% from $317.6 million at December 31, 2006 to $308.1 million at March 31, 2007. Almost $4 million of the change is due to the completion of residential construction loans which is normal during the first calendar quarter while commercial construction loans outstanding increased $1.6 million and $2 million is due to decreased municipal borrowing.

Noninterest expenses are up $271 thousand or 8.0% for the first quarter of 2007 to $3.7 million from $3.4 million for the first quarter of 2006. More than half that increase is due to personnel costs, including approximately $84 thousand or 5.6% for direct salary and wages due to year end 2006 raises and the opening of the Littleton, New Hampshire branch in March 2006. Approximately $83 thousand relates to benefit costs, most of which is an increase in health insurance expense. The costs to bring or maintain properties in Other Real Estate Owned account for approximately $40 thousand of the increase.

The following unaudited per share information and key ratios depict several measurements of performance or financial condition for or at the three months ended March 31, 2007 and 2006, respectively:

                                                       Quarter Ended March 31,
                                                       -----------------------
                                                          2007        2006
                                                          ----        ----
Return on average assets (ROA) (1)                         1.31%       1.58%
Return on average equity (ROE) (1)                        11.85%      14.19%
Net interest margin (1)(2)                                 5.22%       5.29%
Efficiency ratio (3)                                      67.07%      61.74%
Net interest spread (4)                                    4.64%       4.87%
Loan to deposit ratio                                     98.29%     100.29%
Net loan charge-offs (recoveries) to average loans
 not held for sale (1)                                     0.05%      (0.04%)
Allowance for loan losses to loans not
 held for sale                                             1.10%       1.02%
Non-performing assets to total assets                      1.63%       1.24%
Equity to assets                                          11.14%      11.23%
Total capital to risk weighted assets                     17.60%      17.24%
Book value per share                                       $9.26       $9.20
Earnings per share                                         $0.27       $0.32
Dividends paid per share                                   $0.28       $0.26
Dividend payout ratio (5)                                103.70%      81.25%

--------------------
(1)   Annualized
(2) The ratio of tax equivalent net interest income to average earning assets.
(3) The ratio of noninterest expense to net interest income plus noninterest income excluding securities gains and losses.
(4) The difference between the average rate earned on assets minus the average rate paid on liabilities.
(5) Cash dividends declared and paid per share divided by consolidated net income per share.

The prime interest rate has remained flat at 8.25% since June 29, 2006. The prime rate was 7.25% as of December 31, 2005 and rose twice during the first quarter in 2006, by 25 basis points each time to reach 7.75% at March 31 2006. The current prime rate of 8.25% is the highest the prime rate has been since March 20, 2001. The Company's net interest margin decreased 7 basis points and net interest spread declined 23 basis points during the first three months of 2007 compared to the first three months of 2006. This decline in the net interest spread was primarily the result of average interest rates paid on deposits rising as traditional and nontraditional financial institutions and tax-exempt credit unions in the Company's market compete aggressively for core deposit dollars, resulting in pricing pressures.

                             RESULTS OF OPERATIONS

Net Interest Income. The largest component of the Company's operating income is net interest income, which is the difference between interest and dividend income received from interest-earning assets and the interest expense paid on interest-bearing liabilities. The Company's net interest income decreased $66 thousand, or 1.5%, to $4.4 million for the three months ended March 31, 2007, from $4.5 million for the three months ended March 31, 2006. The net interest spread decreased 23 basis points to 4.64% for the three months ended March 31, 2007, from 4.87% for the three months ended March 31, 2006. As time deposit "specials" abounded throughout the market place, interest rates paid to attract and retain time deposits moved up more quickly than rates earned on loans and other earning assets. The net interest margin for the first quarter of 2007 decreased 7 basis points to 5.22% from the 2006 period at 5.29%. A decrease in prime rate would not necessarily be beneficial to the Company in the near term, see "OTHER FINANCIAL CONSIDERATIONS - Market Risk and Asset and Liability Management."

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

                                                                       Three months ended March 31,
                                                                2007                                  2006
                                                               Interest     Average                  Interest     Average
                                                  Average      Earned/      Yield/      Average      Earned/      Yield/
                                                  Balance        Paid        Rate       Balance        Paid        Rate
                                                  -------      --------     -------     -------      --------     -------
                                                                          (Dollars in thousands)
Average Assets:
  Federal funds sold and
   overnight deposits                             $  8,078      $  104       5.16%      $  2,317      $   26       4.44%
  Interest bearing deposits in banks                 6,789          74       4.40%         8,171          79       3.92%
  Investment securities (1), (2)                    24,851         284       4.90%        31,539         355       4.78%
  Loans, net (1), (3)                              309,444       5,900       7.84%       305,883       5,451       7.30%
  FHLB of Boston stock                               1,405          26       7.53%         1,396          15       4.34%
                                                  --------      ------       -----      --------      ------       -----
Total interest-earning assets (1)                  350,567       6,388       7.50%       349,306       5,926       6.97%

Cash and due from banks                             10,402                                10,353
Premises and equipment                               6,072                                 6,058
Other assets                                         8,857                                 8,094
                                                  --------                              --------
    Total assets                                  $375,898                              $373,811
                                                  ========                              ========

Average Liabilities and Stockholders' Equity:
  NOW accounts                                    $ 50,355      $   94       0.76%      $ 52,265      $   82       0.63%
  Savings/money market accounts                     94,902         409       1.75%       107,378         391       1.48%
  Time deposits                                    118,741       1,282       4.38%       101,401         767       3.07%
  Borrowed funds                                    15,368         190       4.93%        18,226         207       4.54%
                                                  --------      ------       -----      --------      ------       -----
    Total interest-bearing liabilities             279,366       1,975       2.86%       279,270       1,447       2.10%

Non-interest bearing deposits                       49,481                                49,044
Other liabilities                                    5,351                                 3,967
                                                  --------                              --------
    Total liabilities                              334,198                               332,281

Stockholders' equity                                41,700                                41,530
                                                  --------                              --------
    Total liabilities and
     stockholders' equity                         $375,898                              $373,811
                                                  ========                              ========

Net interest income                                             $4,413                                $4,479
                                                                ======                                ======

Net interest spread (1)                                                      4.64%                                 4.87%
                                                                             =====                                 =====

Net interest margin (1)                                                      5.22%                                 5.29%
                                                                             =====                                 =====

--------------------
(1)   Average yields reported on a tax-equivalent basis.
(2)   Average balances of investment securities are calculated on the amortized cost basis.
(3)   Includes loans held for sale and is net of unearned income and allowance for loan losses.

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

                                             Three Months Ended March 31, 2007
                                                        Compared to
                                             Three Months Ended March 31, 2006
                                            Increase/(Decrease) Due to Change In
                                            ------------------------------------
                                                 Volume      Rate      Net
                                                 ------      ----      ---
                                                   (Dollars in thousands)
Interest-earning assets:
  Federal funds sold and overnight deposits       $ 73       $  5      $ 78
  Interest bearing deposits in banks               (14)         9        (5)
  Investment securities                            (80)         9       (71)
  Loans, net                                        61        388       449
  FHLB of Boston stock                               -         11        11
                                                  ----       ----      ----
    Total interest-earning assets                   40        422       462

Interest-bearing liabilities:
  NOW accounts                                      (3)        15        12
  Savings/money market accounts                    (49)        67        18
  Time deposits                                    147        368       515
  Borrowed funds                                   (34)        17       (17)
                                                  ----       ----      ----
    Total interest-bearing liabilities              61        467       528
                                                  ----       ----      ----
Net change in net interest income                 $(21)      $(45)     $(66)
                                                  ====       ====      ====

Quarter Ended March 31, 2007, compared to Quarter Ended March 31, 2006.

Interest and Dividend Income. The Company's interest and dividend income increased $462 thousand, or 7.8%, to $6.4 million for the three months ended March 31, 2007, from $5.9 million for the three months ended March 31, 2006, with average earning assets increasing $1.3 million, or 0.4%, to $350.6 million for the three months ended March 31, 2007, from $349.3 million for the three months ended March 31, 2006. The increase in interest income resulting from the rise in average earning assets was augmented by the higher rates earned on all categories of earning assets in 2007 versus 2006. Average loans approximated $309.4 million at an average yield of 7.84% for the three months ended March 31, 2007, up $3.5 million from $305.9 million at an average yield of 7.30% for the three months ended March 31, 2006, or a 1.2% increase in volume and a 54 basis point increase in yield.

The average balance of investments (including mortgage-backed securities) decreased $6.7 million or 21.2%, to $24.9 million for the three months ended March 31, 2007, from $31.5 million for the three months ended March 31, 2006. The decrease in the investment portfolio from the first quarter of 2006 reflects the continuing growth in the loan portfolio, as investment maturities were used to fund loan growth, which continued to outpace the growth in deposits. The average level of federal funds sold and overnight deposits increased $5.8 million, or 248.6%, to $8.1 million for the three months ended March 31, 2007, from $2.3 million for the three months ended March 31, 2006. The inverted yield curve throughout the quarter is evident by the yield earned on Federal Funds sold and overnight deposits of 5.16%. The average level of interest bearing deposits in banks for the quarter was $6.8 million down $1.4 million or 16.9% from the 2006 average level of $8.2 million. Interest income from non-loan instruments increased only slightly between periods, with $488 thousand for the first quarter of 2007 and $475 thousand for the same period of 2006, reflecting the overall increase in yields, offset by the overall decrease in volume.

Interest Expense. The Company's interest expense increased $528 thousand, or 36.5%, to $2.0 million for the three months ended March 31, 2007, from $1.4 million for the three months ended March 31, 2006, of which $61 thousand was a result of the increase in volume while the remaining $467 thousand increase was due to rate increases fueled by stiff competition for deposit dollars.

Interest expense on deposits increased $545 thousand or 44.0% to $1.8 million for the quarter ended, March 31, 2007 from $1.2 million for the quarter ended, March 31, 2006. Competition for deposits has remained stiff. Management also believes that consumers have become more rate sensitive over the last eighteen months due to advertised "specials" and the proliferation of non-local financial institutions trying to gather deposits throughout the market area. Average time deposits rose to $118.7 million for the three months ended March 31, 2007, from $101.4 million for the three months ended March 31, 2006, or an increase of 17.1%. The average rate paid on time deposits increased 131 basis points, to 4.38% from 3.07% for the three months ended March 31, 2007 and 2006, respectively. The average balances for money market and savings accounts decreased $12.5 million, or 11.6%, to $94.9 million for the three months ended March 31, 2007, from $107.4 million for the three months ended March 31, 2006 as the spread widened for interest rates on time deposits, which appeared to motivate customers to move funds into those higher paying instruments. A $1.9 million, or 3.7% decrease in NOW accounts brought the average balance down to $50.4 million from $52.3 million between the two years.

Interest expense on borrowed funds dropped from $207 thousand for the quarter ended, March 31, 2006 to $190 thousand for the quarter ended, March 31, 2007 as the average funds borrowed from the FHLB of Boston dropped from $17.8 million to $15.3 million between years.

Provision for Loan Losses. The loan loss provision for the quarters ended March 31, 2007 and 2006 was $45 thousand. Recoveries on loans previously charged off resulted in an addition to the Allowance for Loan Losses of $17 thousand during the first quarter of 2007 versus $40 thousand during the same period in 2006. For further details see, FINANCIAL CONDITION -"Allowance for Loan Losses" below.

Noninterest income. The following table sets forth changes from the first three months of 2006 to the first three months of 2007 for components of noninterest income:

                                                               For The Quarter Ended March 31,
(Dollars in thousands)                                   2007     2006     $ Variance     % Variance
                                                         ----     ----     ----------     ----------
Trust income                                             $ 84     $ 71        $ 13            18.3
Service fees                                              796      706          90            12.7
Net (losses) gains on sales of investment securities      (10)       3         (13)         (433.3)
Net gains on sales of loans held for sale                  27       92         (65)          (70.7)
Other                                                      46       74         (28)          (37.8)
                                                         ----     ----        ----
    Total noninterest income                             $943     $946        $ (3)           (0.3)
                                                         ====     ====        ====

Trust income. The increase resulted primarily from increases in regular fee income which is based on the market value of assets managed and the addition of new customers.

Service fees. The increase resulted primarily from increases in overdraft fees of $53 thousand, or 22.6% due to the mid-March 2006 increase from $22 per item to $25 per item, and ATM usage fees of $14 thousand, or 8.7%, partially offset by a decline in deposit service charges of $8 thousand, or 13.6%.

Net gains on sales of loans held for sale. Residential real estate loans of $3.4 million were sold for a net gain of $27 thousand during the first quarter of 2007 versus sales of $6.8 million for a net gain of $92 thousand during the first quarter of 2006.

Other. The decrease between periods is primarily due to the reduction in net mortgage servicing rights of $33 thousand from 2006 to 2007. There was also a decrease of $7 thousand in royalties from oil and gas leases. These two reductions were partially offset by a $19 thousand gain on the sale of Other Real Estate Owned.

Noninterest expense. The following table sets forth changes from the first three months of 2006 to the first three months of 2007 for components of noninterest expense:

                                          For The Quarter Ended March 31,
(Dollars in thousands)               2007      2006     $ Variance    % Variance
                                     ----      ----     ----------    ----------
Salaries and wages                  $1,578    $1,494       $ 84           5.6
Pension and employee benefits          660       577         83          14.4
Occupancy expense, net                 220       203         17           8.4
Equipment expense                      262       256          6           2.3
Equity in losses of affordable
 housing investments                    66       109        (43)        (39.4)
Other                                  882       758        124          16.4
                                    ------    ------       ----
    Total noninterest expense       $3,668    $3,397       $271           8.0
                                    ======    ======       ====

Salaries and wages and related expenses. The increase in 2007 over 2006 was due primarily to regular salary activity and the expansion of the Littleton, New Hampshire loan production office to a full service branch during the first quarter of 2006. Increases in related payroll taxes, an increase in the accrual for pension plan expense and a $68 thousand or 30.9% increase in the Company's medical and dental insurance costs account for the majority of the increase in pension and employee benefits.

Occupancy Expense. The increase for 2007 over 2006 was due primarily to the new Littleton, New Hampshire branch opened in March of 2006 and the increased costs of fuel and utilities throughout the offices.

Equity in losses of affordable housing investments. The expense for 2006 included a catch up adjustment for $43 thousand related to two 2005 investments once the 2005 audited financial statements were received.

Other. Increase between years due to an increase in contributions expense, legal fees, trust department expenses, Vermont franchise taxes due to the expiration of state tax credits, and the costs to bring or maintain properties in Other Real Estate Owned.

Income Tax Expense. The Company has provided for current and deferred federal income taxes for the current and all prior periods presented. The Company's provision for income taxes was $408 thousand for the three months ended March 31, 2007 and $510 thousand for 2006, mostly as a result of the decrease in taxable net income compared to the 2006 comparison period. The Company's effective tax rate decreased to 24.8% for the three months ended March 31, 2007, from 25.7% for the same period in 2006, reflecting an increase in non-taxable municipal loan income.

                              FINANCIAL CONDITION

At March 31, 2007 the Company had total consolidated assets of $376.7 million, including gross loans and loans held for sale ("total loans") of $308.1 million, deposits of $313.5 million and stockholders' equity of $42.0 million. The Company's total assets decreased $4.5 million or 1.2% to $376.7 million at March 31, 2007, from $381.1 million at December 31, 2006. Net loans and loans held for sale were $304.7 million, or 80.9% of total assets at March 31, 2007, as compared to $314.1 million, or 82.4% of total assets at December 31, 2006. Cash and cash equivalents, including federal funds sold and overnight deposits, decreased $2.4 million, or 11.2%, to $18.6 million at March 31, 2007, from $21.0 million at December 31, 2006. Interest bearing deposits in banks increased $4.8 million or 88.4% from $5.4 million at December 31, 2006 to $10.2 million at March 31, 2007 as these FDIC insured deposits were one of the most attractive investment alternatives during the first quarter of 2007.

Investment securities available-for-sale increased from $23.7 million at December 31, 2006, to $26.5 million at March 31, 2007, a $2.8 million, or 12.0%, increase. As loan demand was not as strong during the first quarter of 2007, the opportunity was taken to rebuild the investment portfolio to a more normal level. The securities available-for-sale and interest bearing deposits in banks increased from 7.6% of total assets at December 31, 2006 to 9.8% at March 31, 2007.

Deposits decreased $6.3 million, or 2.0%, to $313.5 million at March 31, 2007, from $319.8 million at December 31, 2006, reflecting a pattern of the seasonal variation in dollars on deposit. Noninterest bearing deposits decreased $8.5 million, or 15.5%, from $54.9 million at December 31, 2006, to $46.3 million at March 31, 2007 while interest bearing deposits increased $2.2 million, or 0.8%, from $264.9 million at December 31, 2006 to $267.2 million at March 31, 2007. (See average balances and rates in the Yields Earned and Rates Paid table on Page 14). Total borrowings increased $757 thousand or 5.2% to $15.4 million at March 31, 2007, from $14.6 million at December 31, 2006 in order to match fund some specific loans as lower cost deposits seasonally declined during the first three months of 2007.

Total capital increased $32 thousand from December 31, 2006 to $42.0 million at March 31, 2007, reflecting net income of $1.2 million for the first three months of 2007, less the regular cash dividend paid of $1.3 million, the purchase of Treasury stock totaling $34 thousand and a decrease of $98 thousand in accumulated other comprehensive loss. (See Capital Resources section on Page
30)

Loans Held for Sale and Loan Portfolios. The Company's total loans primarily consist of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. As of March 31, 2007, the Company's total loan portfolio was $308.1 million, or 81.8% of assets, down from $317.6 million, or 83.3% of assets as of December 31, 2006, and from $311.0 million or 83.6% of assets as of March 31, 2006. Total loans (including loans held for sale) have decreased $9.5 million since December 31, 2006 while average loans (including loans held for sale) were $305.9 million for the 2006 comparison period and have grown to $309.4 million or 1.1% for the first three months of 2007. The Company sold $3.4 million of loans held for sale during the first three months of 2007 resulting in a gain on sale of loans of $27 thousand, compared with loan sales of $6.8 million and related gain on sale of loans of $92 thousand for the first three months of 2006.

The following table shows information on the composition of the Company's total loan portfolio as of March 31, 2007 and December 31, 2006:

Loan Type                                  March 31, 2007     December 31, 2006
---------                                  --------------     -----------------
                                                 (Dollars in thousands)
                                           Amount   Percent     Amount   Percent
Residential real estate                  $111,134      36.1   $114,139      35.9
Construction real estate                   20,208       6.6     22,568       7.1
Commercial real estate                    129,121      41.9    130,848      41.2
Commercial                                 18,544       6.0     19,253       6.1
Consumer                                    7,207       2.3      7,717       2.4
Municipal loans                            17,370       5.6     19,297       6.1
Loans Held for Sale                         4,560       1.5      3,750       1.2
                                         --------     -----   --------     -----
    Total loans                           308,144     100.0    317,572     100.0

Deduct:
Allowance for loan losses                   3,342                3,338
Unearned net loan fees                        119                  120
                                         --------             --------
    Net loans and loans held for sale    $304,683             $314,114
                                         ========             ========

The Company originates and sells some residential mortgages into the secondary market, with most such sales made to the Federal Home Loan Mortgage Corporation (FHLMC/"Freddie Mac") and the Vermont Housing Finance Agency (VHFA). The Company services a $197.5 million residential real estate mortgage portfolio, approximately $86.4 million of which was serviced for unaffiliated third parties at March 31, 2007. Additionally, the Company originates commercial real estate and commercial loans under various SBA programs that provide an agency guarantee for a portion of the loan amount. The Company occasionally sells the guaranteed portion of the loan to other financial concerns and will retain servicing rights, which generates fee income. The Company serviced $6.4 million of commercial and commercial real estate loans for unaffiliated third parties as of March 31, 2007. The Company capitalizes servicing rights on these fees and recognizes gains and losses on the sale of the principal portion of these loans as they occur. The unamortized balance of servicing rights on loans sold with servicing retained was $305 thousand at March 31, 2007, with an estimated market value in excess of their carrying value.

In the ordinary course of business, the Company occasionally participates out, on a non-recourse basis, a portion of commercial or real estate loans to other financial institutions for liquidity or credit concentration management purposes. The total of loans participated out as of March 31, 2007 was $12.3 million.

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

The Company's loan review procedures include a credit quality assurance process that begins with approval of lending policies and underwriting guidelines by the Board of Directors and includes a loan review department supervised by an experienced, former regulatory examiner, conservative individual lending limits for officers, Board approval for large credit relationships and a quality control process for loan documentation that includes post-closing reviews. The Company also maintains a monitoring process for credit extensions. The Company performs periodic concentration analyses based on various factors such as industries, collateral types, large credit sizes, and officer portfolio loads. The Company has established underwriting guidelines to be followed by its officers, and exceptions are required to be approved by a senior loan officer or the Board of Directors. The Company monitors its delinquency levels for any negative or adverse trends. There can be no assurance, however, that the Company's loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general or local economic conditions.

Restructured loans include the Company's troubled debt restructurings that involved forgiving a portion of interest or principal on any loans, refinancing loans at a rate materially less than the market rate, rescheduling loan payments, or granting other concessions to a borrower due to financial or economic reasons related to the debtor's financial difficulties. Restructured loans do not include qualifying restructured loans that have complied with the terms of their restructure agreement for a satisfactory period of time. Restructured loans in compliance with modified terms totaled $1.3 million at March 31, 2007 and December 31, 2006 all of which is guaranteed by the U.S. Department of Agriculture-Rural Development. At, March 31, 2007 the Company was not committed to lend any additional funds to borrowers whose terms have been restructured.

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

The Company had loans on nonaccrual status totaling $3.0 million, or 0.99% of gross loans at March 31, 2007, $2.5 million, or 0.80%, at December 31, 2006, and $1.3 million, or 0.43%, at March 31, 2006. The increase over the last three months is primarily due to one residential construction loan and two residential mortgages, all with loan to value ratios less than 75% being placed in nonaccrual status. Certain loans in non-accrual status are covered by guarantees of U.S. Government or state agencies. Approximately $511 thousand of the balances in this category were covered by such guarantees at March 31, 2007. The aggregate interest income not recognized on such nonaccrual loans amounted to approximately $389 thousand and $270 thousand as of March 31, 2007 and 2006, respectively and $371 thousand as of December 31, 2006.

The Company had $2.9 million in loans past due 90 days or more and still accruing at March 31, 2007 and $2.2 million at December 31, 2006. The increase between periods was mainly due to one commercial real estate loan that has subsequently been brought current. Certain loans past due 90 days or more and still accruing interest are covered by guarantees of U.S. Government or state agencies. Approximately $185 thousand of the balances in this category were covered by such guarantees at March 31, 2007.

At March 31, 2007, and December 31, 2006, respectively, the Company had internally classified certain loans totaling $23 thousand and $319 thousand, respectively. In management's view, such loans represent a higher degree of risk and could become nonperforming loans in the future. While still on a performing status, in accordance with the Company's credit policy, loans are internally classified when a review indicates any of the following conditions makes the likelihood of collection uncertain:

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

On occasion real estate properties are acquired through or in lieu of loan foreclosure. These properties are to be sold and are initially recorded at the lesser of the recorded loan or fair value via an appraisal for more significant properties and management's estimate for minor properties at the date of acquisition establishing a new carrying basis. The Company had $3 thousand of land and $288 thousand of commercial real estate property classified as OREO at March 31, 2007 compared to $3 thousand of land, $98 thousand of residential real estate and $298 thousand of commercial real estate property at December 31, 2006. The other real estate owned was included in Other Assets on the Consolidated Balance Sheet at both time periods.

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

The allowance for loan losses is increased by a provision for loan losses, which is charged to earnings, and reduced by charge-offs, net of recoveries. The provision for loan losses represents the current period credit cost associated with maintaining an appropriate allowance for loan losses. Based on an evaluation of the loan portfolio, management presents a quarterly analysis of the allowance for loan losses to the Board of Directors, indicating any changes since the last review and any recommendations as to adjustments. Additionally, various regulatory agencies periodically review the Company's allowance for loan losses as an integral part of their examination process.

For the three months ended March 31, 2007, the methodology used to determine the provision for loan losses was unchanged from the prior year. The Company's loan portfolio balance decreased $10.2 million or 3.3% from December 31, 2006. There was a reduction in the balance of all loan types between December 31, 2006 and March 31, 2007. The overall reduction in the loan portfolio decreased the estimated allowance for loan losses, however a rise of $1.2 million in nonperforming loans (mainly due to one commercial real estate loan which has subsequently been brought current) increased the estimated allowance for loan losses. As a result of the increase in nonperforming loans, the Company designated a loan loss provision for the three months ended March 31, 2007 of $45 thousand which, together with net charge-offs after recoveries left the allowance for loan losses at $3.3 million at March 31, 2007. There was no material change in the lending programs or terms during the quarter.

The following table reflects activity in the allowance for loan losses for the three months ended March 31, 2007 and 2006:

                                     Three Months Ended, March 31,
                                     -----------------------------
                                           2007         2006
                                           ----         ----
                                        (Dollars in thousands)
Balance at beginning of period            $3,338       $3,071
Charge-offs
  Real Estate                                 30            -
  Commercial                                   -            -
  Consumer and other                          28            9
                                          ------       ------
    Total charge-offs                         58            9
                                          ------       ------
Recoveries
  Real Estate                                  7           22
  Commercial                                   1           12
  Consumer and other                           9            6
                                          ------       ------
    Total recoveries                          17           40
                                          ------       ------
Net (charge-offs) recoveries                 (41)          31
                                          ------       ------
Provision for loan losses                     45           45
                                          ------       ------
Balance at end of period                  $3,342       $3,147
                                          ======       ======

The following table shows the internal breakdown of the Company's allowance for loan losses by category of loan (net of loans held for sale) and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

                                     March 31, 2007       December 31, 2006
                                   ------------------     -----------------
                                            (Dollars in thousands)
                                   Amount     Percent     Amount     Percent
                                   ------     -------     ------     -------
Real Estate
  Residential                      $  677       36.6      $  640       34.8
  Commercial                        1,908       42.5       1,901       41.7
  Construction                        263        6.7         296        7.2
Other Loans
  Commercial                          297        6.1         312        6.1
  Consumer installment                110        2.4         125        2.5
  Municipal, Other and
   Unallocated                         87        5.7          64        7.7
                                   ------      -----      ------      -----
    Total                          $3,342      100.0      $3,338      100.0
                                   ======      =====      ======      =====
Ratio of Net Charge Offs
 (Recoveries) to Average Loans
 not held for sale (1)                          0.05                  (0.03)
                                               =====                  =====
Ratio of Allowance for Loan
 Losses to Loans not held
 for sale                                       1.10                   1.06
                                               =====                  =====
Ratio of Allowance for Loan
 Losses to non-performing
 loans (2)                                     55.93                  70.26
                                               =====                  =====

--------------------
(1)   Annualized
(2) Non-performing loans include loans in non-accrual status and loans past due 90 days or more and still accruing.

Not withstanding the categories shown in the table above, all funds in the allowance for loan losses are available to absorb loan losses in the portfolio, regardless of loan category.

Management of the Company believes that the allowance for loan losses at March 31, 2007, was adequate to cover losses inherent in the Company's loan portfolio as of such date. There can be no assurance that the Company will not sustain losses in future periods, which could be greater than the size of the allowance for loan losses at March 31, 2007. See CRITICAL ACCOUNTING POLICIES. While the Company recognizes that an economic slowdown may adversely impact its borrowers' financial performance and ultimately their ability to repay their loans, management continues to be cautiously optimistic about the key credit indicators from the Company's loan portfolio.

Investment Activities. At March 31, 2007, the reported value of investment securities available-for-sale was $26.5 million or 7.0% of assets. The amount in investment securities available-for-sale increased from $23.7 million, or 6.2% of assets at December 31, 2006, as the Company rebuilt the investment portfolio some in light of decreased loan demand.

The Company had no securities classified as held-to-maturity or trading. The reported value of investment securities available-for-sale at March 31, 2007 reflects a negative valuation adjustment of $85 thousand. The offset of this adjustment, net of income tax effect, was a $56 thousand loss reflected in the Company's other comprehensive loss component of stockholders' equity at March 31, 2007.

At December 31, 2006, the Company had thirty-eight debt securities with a fair value of $15.0 million with an unrealized loss of $400 thousand, or 63.3% of the value of the amortized cost of the entire investment portfolio, that had existed for more than 12 months.

At March 31, 2007, thirty-seven securities with a fair value of $14.3 million or 53.9% of the portfolio have been in a loss position for more than twelve months with unrealized losses totaling $288 thousand. These unrealized losses are attributed to the interest rate environment. As increases in interest rates have slowed down and the negative yield curve has eased some, the fair value of the investment portfolio has improved over the end of the previous quarter. The Company has the ability to hold all of these securities, classified as available-for-sale, for the foreseeable future. Management deems the unrealized losses on the Company's securities not to be other than temporary.

Deposits. The following table shows information concerning the Company's average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the periods ended March 31, 2007, and December 31, 2006:

                              Three Months Ended March 30,             Year Ended December 31,
                                          2007                                  2006
                            ---------------------------------     ---------------------------------
                                                    (Dollars in thousands)
                                         Percent                               Percent
                            Average      of Total     Average     Average      of Total     Average
                             Amount      Deposits      Rate        Amount      Deposits      Rate
                            -------      --------     -------     -------      --------     -------
Non-time deposits:
  Demand deposits           $ 49,481       15.8           -       $ 49,328       15.9           -
  NOW accounts                50,355       16.0        0.76%        52,937       17.1        0.74%
  Money Market accounts       51,709       16.5        2.67%        56,286       18.1        2.48%
  Savings accounts            43,193       13.8        0.65%        46,061       14.8        0.60%
                            --------      -----                   --------      -----
Total non-time deposits      194,738       62.1        1.05%       204,612       65.9        1.01%
                            --------      -----                   --------      -----
Time deposits:
  Less than $100,000          74,181       23.7        4.06%        66,982       21.6        3.34%
  $100,000 and over           44,560       14.2        4.91%        38,706       12.5        4.14%
                            --------      -----                   --------      -----
Total time deposits          118,741       37.9        4.38%       105,688       34.1        3.64%
                            --------      -----                   --------      -----
Total deposits              $313,479      100.0        2.31%      $310,300      100.0        1.90%
                            ========      =====                   ========      =====

The Company's customers have been opening certificates of deposit to take advantage of increasing time deposit rates as evidenced by the $5.9 million or 15.1% increase in average time deposits of $100,000 and over and the $7.2 million or 10.7% increase in time deposits less than $100,000 in 2007 year to date versus 2006.

As a participant in the Certificate of Deposit Account Registry Service (CDARS) of Promontory Interfinancial Network, LLC, there were $2.8 million of deposits on the balance sheet at March 31, 2007 which are considered to be "brokered" deposits, but those deposits are matched dollar for dollar with Union's customer deposits which have been placed in other financial institutions in order to provide those customers with full FDIC insurance coverage.

The following table sets forth information regarding the Company's time deposits in amounts of $100,000 and over at March 31, 2007, and December 31, 2006, that mature during the periods indicated:

                            March 31, 2007     December 31, 2006
                            --------------     -----------------
                                   (Dollars in thousands)

Within 3 months                $23,841              $13,466
3 to 6 months                    8,870               17,254
6 to 12 months                  10,314               11,299
Over 12 months                   2,694                2,219
                               -------              -------
                               $45,719              $44,238
                               =======              =======

The shortening of the maturity time periods from December 31, 2006 to March 31, 2007 is a normal seasonal occurrence as the majority of municipal certificates of deposit are written for one year and mature June 30th.

Borrowings. Borrowings from the Federal Home Loan Bank of Boston (FHLB) were $15.4 million at March 31 2007, at a weighted average rate of 4.93%, and $14.6 million at December 31, 2006, at a weighted average rate of 4.82%. The change between year end 2006 and the end of the first quarter 2007 is a net increase of $0.8 million or 5.5% due partially to the match funding of two large commercial real estate loans offset by monthly principal payments on amortizing notes.

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

The earnings of the Company and its subsidiary are affected not only by general economic conditions, but also by the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve System. The monetary policies of the Federal Reserve System influence to a significant extent the overall growth of loans, investments, deposits and borrowings; the level of interest rates earned on assets and paid for liabilities including interest rates charged on loans and paid on deposits. The nature and impact of future changes in monetary policies are often not predictable.

A key element in the process of managing market risk involves direct involvement by senior management and oversight by the Board of Directors as to the level of risk assumed by the Company in its balance sheet. The Board of Directors reviews and approves risk management policies, including risk limits and guidelines and reviews quarterly the current position in relationship to those limits and guidelines. Daily oversight functions are delegated to the Asset Liability Management Committee ("ALCO"). The ALCO, consisting of senior business and finance officers, actively measures, monitors, controls and manages the interest rate risk exposure that can significantly impact the Company's financial position and operating results. The ALCO sets liquidity targets based on the Company's financial position and existing and projected economic and market conditions. The Company does not have any market risk sensitive instruments acquired for trading purposes. The Company attempts to structure its balance sheet to maximize net interest income and shareholder value while controlling its exposure to interest rate risk and strategies might include selling or participating out loans held for sale or investments available-for-sale. The ALCO formulates strategies to manage interest rate risk by evaluating the impact on earnings and capital of such factors as current interest rate forecasts and economic indicators, potential changes in such forecasts and indicators, liquidity, and various business strategies. The ALCO's methods for evaluating interest rate risk include an analysis of the Company's interest rate sensitivity "gap", which provides a static analysis of the maturity and repricing characteristics of the Company's entire balance sheet, and a simulation analysis, which calculates projected net interest income based on alternative balance sheet and interest rate scenarios, including "rate shock" scenarios involving immediate substantial increases or decreases in market rates of interest.

Members of ALCO meet informally at least weekly to set loan and deposit rates, make investment decisions, monitor liquidity and evaluate the loan demand pipeline. Deposit runoff is monitored daily and loan prepayments evaluated monthly. The Company historically has maintained a substantial portion of its loan portfolio on a variable-rate basis and plans to continue this Asset/Liability Management (ALM) strategy in the future. Portions of the variable-rate loan portfolio have interest rate floors and caps which are taken into account by the Company's ALM modeling software to predict interest rate sensitivity, including prepayment risk. As of March 31, 2007, the investment portfolio was all classified as available-for-sale and the modified duration was relatively short. The Company does not utilize any derivative products or invest in any "high risk" instruments.

The Company's interest rate sensitivity analysis (simulation) as of December 2006 for a flat rate environment (Prime at December 31, 2006 and March 31, 2007, was 8.25%) projected the following for the three months ended March 31, 2007, compared to the actual results:

                                            March 31, 2007
                                 -------------------------------------
                                                            Percentage
                                 Projected     Actual       Difference
                                 ---------     ------       ----------
                                        (Dollars in thousands)
       Net Interest Income          $4,346     $4,413             1.5%
       Net Income                   $1,237     $1,235            (0.2%)
       Return on Assets              1.38%      1.31%            (5.1%)
       Return on Equity             12.37%     11.85%            (4.2%)

Actual net interest income is higher than projected mainly due to a $49 thousand interest income recovery on a troubled mortgage loan which paid off.

Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements. The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, interest rate caps and floors written on adjustable-rate loans, commitments to participate in or sell loans, and commitments to buy or sell securities or certificates of deposit. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. For interest rate caps and floors written on adjustable-rate loans, the contract or notional amounts do not represent management's estimate of the actual exposure to credit loss. The Company controls the risk of interest rate cap agreements through credit approvals, limits, and monitoring procedures.

The Company generally requires collateral or other security to support financial instruments with credit risk. As of March 31, 2007 and December 31, 2006, the contract or notional amount of financial instruments whose contract or notional amount represents credit risk was as follows:

                                            March 31, 2007     December 31, 2006
                                            --------------     -----------------
                                                   (Dollars in thousands)
Commitments to originate loans                 $10,082              $12,176
Unused lines of credit                          34,013               36,574
Standby letters of credit                        1,966                1,046
Credit Card arrangements                         1,554                1,457
Equity investment commitment to housing
 limited partnership                               917                  917
Commitments to purchase investment
 securities                                        349                    -
                                               -------              -------
    Total                                      $48,881              $52,170
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

The Company's significant fixed and determinable contractual obligations to third parties at March 31, 2007, and December 31, 2006, were as follows:

                                            March 31, 2007     December 31, 2006
                                            --------------     -----------------
                                                   (Dollars in thousands)
Operating lease commitments                    $    292            $    316
Maturities on borrowed funds                     15,353              14,596
Deposits without stated maturity (1)            191,759             202,997
Certificates of deposit (1)                     121,751             116,825
Pension plan contributions (2)                      680                 700
Deferred compensation payouts (3)                   476                 551
Equity in housing limited partnerships                -                 356
Construction contract (4)                            20                  28
                                               --------            --------
    Total                                      $330,331            $336,369
                                               ========            ========
--------------------
(1) While Union has a contractual obligation to depositors should they wish to withdraw all or some of the funds on deposit, management believes, based on historical analysis, that the majority of these deposits will remain on deposit for the foreseeable future. The amounts exclude interest accrued.
(2) Funding requirements for pension benefits after 2007 are excluded due to the significant variability in the assumptions required to project the amount and timing of future cash contributions.
(3) The Company owns life insurance on the lives of the payees, in an amount estimated by management to be sufficient to reimburse the Company for the deferred compensation payments should the Company desire to utilize the death benefit proceeds for that purpose. The policies have a current cash surrender value of $1.9 million.
(4)   Contract to install central air conditioning in one location.

The Company's subsidiary bank is required (as are all banks) to maintain vault cash or a noninterest bearing reserve balance as established by Federal Reserve regulations. The Bank's daily total reserve for the 14 day maintenance period including March 31, 2007 was $332 thousand and for December 31, 2006 was $2.3 million, both of which were satisfied by vault cash. The Bank reclassifies transaction deposit accounts that meet certain criteria to savings accounts, in accordance with Federal Reserve banking regulations, for the purpose of reporting deposits subject to reserves to the Federal Reserve Bank of Boston. Fluctuations in the number and balances of transaction deposit accounts reclassified for reporting deposits subject to reserves impact the total reserve requirement for each 14 day maintenance period. The Company has also committed to maintain a noninterest bearing contracted clearing balance of $1.0 million at March 31, 2007 with the Federal Reserve Bank of Boston.

Interest Rate Sensitivity "Gap" Analysis. An interest rate sensitivity "gap" is defined as the difference between interest earning assets and interest bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market interest rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

The Company prepares its interest rate sensitivity "gap" analysis by scheduling interest earning assets and interest bearing liabilities into periods based upon the next date on which such assets and liabilities could mature or reprice. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except that:

o adjustable-rate loans, investment securities, variable-rate time deposits, and FHLB advances are included in the period when they are first scheduled to adjust and not in the period in which they mature;
o fixed-rate mortgage-related securities and loans reflect estimated prepayments, which were estimated based on analyses of broker estimates, the results of a prepayment model utilized by the Company, and empirical data;
o other nonmortgage related fixed-rate loans reflect scheduled contractual amortization, with no estimated prepayments; and
o NOW, money markets, and savings deposits, which do not have contractual maturities, reflect estimated levels of attrition, which are based on detailed studies by the Company of the sensitivity of each such category of deposit to changes in interest rates.

Management believes that these assumptions approximate actual experience and considers them reasonable. However, the interest rate sensitivity of the Company's assets and liabilities in the tables could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.

The following table shows the Company's rate sensitivity analysis as of March 31, 2007:

                                                                             Cumulative repriced within
                                                      -------------------------------------------------------------------------
                                                      3 Months     4 to 12      1 to 3       3 to 5       Over 5
                                                       or Less      Months       Years        Years        Years        Total
                                                      --------     -------      ------       ------       ------        -----
                                                                      (Dollars in thousands, by repricing date)
Interest sensitive assets:
  Federal funds sold and
   overnight deposits                                 $  9,258     $     -     $      -     $      -     $       -     $  9,258
  Interest bearing deposits in banks                       198       3,157        5,328        1,273            88       10,044
  Investment securities available-for-sale (1)(3)        1,135       5,139       10,836        3,631         5,428       26,169
  FHLB Stock                                                 -           -            -            -         1,385        1,385
  Loans and loans held for sale (2)(3)                 107,745      58,118       83,020       44,839        14,303      308,025
                                                      --------     -------     --------     --------     ---------     --------
    Total interest sensitive assets                   $118,336     $66,414     $ 99,184     $ 49,743     $  21,204     $354,881

Interest sensitive liabilities:
  Time deposits                                        $48,381     $56,070     $ 16,187     $  1,113     $       -     $121,751
  Money markets                                          9,700           -            -            -     $  42,027       51,727
  Regular savings                                        3,549           -            -            -        39,312       42,861
  NOW accounts                                          12,908           -            -            -        37,916       50,824
  Borrowed funds                                         1,422         572        1,525        3,175         8,659       15,353
                                                      --------     -------     --------     --------     ---------     --------
    Total interest sensitive liabilities              $ 75,960     $56,642     $ 17,712     $  4,288     $ 127,914     $282,516

Net interest rate sensitivity gap                      $42,376      $9,772     $ 81,472     $ 45,455     $(106,710)    $ 72,365
Cumulative net interest rate
 sensitivity gap                                      $ 42,376     $52,148     $133,620     $179,075     $  72,365
Cumulative net interest rate
 sensitivity gap as a
 percentage of total assets                              11.3%       13.9%        35.5%        47.6%         19.3%
Cumulative net interest rate sensitivity
 gap as a percentage of total
 Interest sensitive assets                               11.9%       14.7%        37.7%        50.5%         20.4%
Cumulative net interest rate sensitivity
 gap as a percentage of total
 Interest sensitive liabilities                          15.1%       18.5%        47.4%        63.4%         25.7%

(1)   Investment securities available-for-sale exclude marketable equity securities with a fair value of $357 thousand that may be sold by the Company at any time.
(2)   Balances shown net of unearned income of $119 thousand.
(3)   Estimated repayment assumptions considered in Asset/Liability model.

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

The following chart reflects the cumulative results of the Company's latest simulation analysis for the next twelve months on net interest income, net income, return on assets, return on equity and net fair value ratio. Shocks are intended to capture interest rate risk under extreme conditions by immediately shifting to the new level. The projection utilizes a rate shock, applied proportionately, of up and down 300 basis points from the March 31, 2007 prime rate of 8.25%, this is the highest and lowest internal slopes monitored. This slope range was determined to be the most relevant during this economic cycle.

                              INTEREST RATE SENSITIVITY ANALYSIS MATRIX
                                       (Dollars in thousands)
                                                                Return on     Return on     Net Fair
12 Months     Prime      Net Interest     Change      Net        Assets        Equity        Value
 Ending        Rate         Income          %        Income         %             %          Ratio
March-08      11.25%       $20,178         12.0      $7,052       1.88          16.4          9.0%
               8.25%       $18,024         0.00      $5,560       1.41          12.6         11.1%
               5.25%       $15,717        (12.8)     $3,963        .89           8.2         12.5%

The resulting projected cumulative effect of these estimates on net interest income and the net fair value ratio for the twelve month period ending March 31, 2008, are within approved ALCO guidelines for interest rate risk for a flat up 300 basis point rate environment but in a down 300 basis point rate environment both Return on Assets and Return on Equity are below policy guidelines. The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk under different rate scenarios.

Liquidity. Managing liquidity risk is essential to maintaining both depositor confidence and stability in earnings. Liquidity is a measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to fund deposit withdrawals, repay borrowings, fund investment and lending activities, and for other general business purposes. The Company's principal sources of funds are deposits, amortization and prepayment of loans and securities, maturities of investment securities and other short-term investments, sales of securities and loans available-for-sale, earnings and funds provided from operations. Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities, reduces the Company's exposure to rollover risk on deposits and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments, draws on unused lines of credit and requests for new loans. The Company's strategy is to fund assets, to the maximum extent possible, with core deposits that provide a sizable source of relatively stable and low-cost funds. For the quarter ended, March 31, 2007, the Company's ratio of average loans to average deposits was 98.7% compared to the prior year of 100.6%.

In addition, as Union Bank is a member of the FHLB of Boston, it has access to an unused line of credit up to $4.6 million at March 31, 2007 over and above the term advances already drawn on the line based on FHLB estimate as of that date and with the purchase of required capital stock that amount would rise to $37.8 million. This line of credit could be used for either short or long term liquidity or other needs. In addition to its borrowing arrangements with the FHLB of Boston, Union Bank maintains a $7.5 million pre-approved Federal Funds line of credit with an upstream correspondent bank and a repurchase agreement line with a selected brokerage house. There were no balances outstanding on either line at March 31, 2007. Union is a member of the Certificate of Deposit Account Registry Service ("CDARS") of Promontory Interfinancial Network which allows Union to provide higher FDIC deposit insurance to customers by exchanging deposits with other members and allows Union to purchase deposits from other members as another source of funding. There were no purchased deposits at either March 31, 2007 or December 31, 2006 although Union had exchanged $2.8 million and $2.5 million, respectively, with other CDARS members as of those dates.

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

The Company's management monitors current and projected cash flows and adjusts positions as necessary to maintain adequate levels of liquidity. Although approximately 85% of the Company's time deposits will mature within twelve months, management believes, based upon past experience, (percentage of time deposits to mature within twelve months has ranged from 72% to 84% over the preceding seven years) the relationships developed with local municipalities, and the introduction of new deposit products in 2005, that Union Bank will retain a substantial portion of these deposits. Management will continue to offer a competitive but prudent pricing strategy to facilitate retention of such deposits. The inverted yield curve for the last nine months and the proliferation of certificate of deposit specials have contributed to the shortening of the maturities in time deposits. A reduction in total deposits could be offset by purchases of federal funds, purchases of deposits, short-or-long-term FHLB borrowings, utilization of the repurchase agreement line, or liquidation of investment securities, purchased brokerage certificates of deposit or loans held for sale. Such steps could result in an increase in the Company's cost of funds and adversely impact the net interest spread and margin. Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. However, any projections of future cash needs and flows are subject to substantial uncertainty. Management continually evaluates opportunities to buy/sell securities and loans available-for-sale, obtain credit facilities from lenders, or restructure debt for strategic reasons or to further strengthen the Company's financial position.

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

The total dollar value of the Company's stockholders' equity was $42.0 million at March 31, 2007, reflecting net income of $1.2 million for the first three months of 2007, less cash dividends paid of $1.3 million, the purchase of 1,563 shares of Treasury stock totaling $34 thousand, and a decrease of $98 thousand in accumulated other comprehensive loss, compared to stockholders' equity of $41.9 million at year end 2006.

Union Bankshares, Inc. has 5 million shares of $2.00 par value common stock authorized. As of March 31, 2007, the Company had 4,918,611 shares issued, of which 4,530,414 were outstanding and 388,197 were held in Treasury.

The Board of Directors has authorized the repurchase of up to 100,000 shares of common stock, or approximately 2.2% of the Company's outstanding shares, for an aggregate repurchase cost not to exceed $2.15 million. Shares can be repurchased in the open market or in negotiated transactions. The repurchase program is open for an unspecified period of time. As of March 31, 2007 the Company had repurchased 1,563 shares under this program, for a total cost of $34 thousand, year to date and 27,249 shares at a total cost of $576 thousand since the inception of the program.

As of March 31, 2007, there were outstanding employee incentive stock options with respect to shares of the Company's common stock, granted pursuant to Union Bankshares' 1998 Incentive Stock Option Plan. As of such date, 12,825 options were currently exercisable but only 3,325 of those options were "in the money". Of the 75,000 shares authorized for issuance under the 1998 Plan, 45,450 shares remain available for future option grants. During the first quarter of 2007, no incentive stock options were granted or exercised pursuant to the 1998 plan.

Union Bankshares, Inc. and Union Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Management believes, as of March 31, 2007, that both companies meet all capital adequacy requirements to which they are subject. As of March 31, 2007, the most recent calculation categorizes Union Bank as well capitalized under the regulatory framework for prompt corrective action. The prompt corrective action capital category framework applies to FDIC insured depository institutions such as Union but does not apply directly to bank holding companies such as the Company. To be categorized as well capitalized, Union Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since March 31, 2007, that management believes have changed either company's category.

Union Bank's and the Company's actual capital amounts and ratios as of March 31, 2007, are presented in the table:

                                                                                            Minimums
                                                                                           To Be Well
                                                                      Minimums          Capitalized Under
                                                                     For Capital        Prompt Corrective
                                                 Actual             Requirements        Action Provisions
                                           Amount      Ratio      Amount      Ratio     Amount      Ratio
                                                                    (Dollars in thousands)
Total capital to risk weighted assets
  Union Bank                               $45,819     17.49%     $20,958     8.0%      $26,197     10.0%
  Company                                  $46,214     17.60%     $21,006     8.0%          N/A       N/A
Tier I capital to risk weighted assets
  Union Bank                               $42,473     16.22%     $10,474     4.0%      $15,711      6.0%
  Company                                  $42,860     16.32%     $10,505     4.0%          N/A       N/A
Tier I capital to average assets
  Union Bank                               $42,473     11.33%     $14,995     4.0%      $18,744      5.0%
  Company                                  $42,860     11.42%     $15,012     4.0%          N/A       N/A

Regulatory Matters. The Company and Union are subject to periodic examinations by the various regulatory agencies. These examinations include, but are not limited to, procedures designed to review lending practices, risk management, credit quality, liquidity, compliance and capital adequacy. During 2006 the Securities and Exchange Commission, the Vermont State Department of Banking, the Federal Deposit Insurance Corporation, and the Federal Reserve Bank of Boston performed various examinations of the Company and Union pursuant to their regular, periodic regulatory reviews. No comments were received from these various bodies that would have a material adverse effect on the Company's liquidity, financial position, capital resources, or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information   called  for  by  this  item  is   incorporated  by  reference  in
Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "OTHER FINANCIAL CONSIDERATIONS" on pages 24 through 31 in this Form 10-Q.

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

Item 1A.  Risk Factors.

There have been no material changes in the Company's risk factors from those previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.  Unregistered Sales of Securities and Use of Proceeds.

                                          ISSUER PURCHASES OF EQUITY SECURITIES
------------------------------------------------------------------------------------------------------------------------
                                                                                                    Maximum Number of
                                                                                                  Shares that May Yet Be
                                                           Total Numbers of Shares Purchased         Purchased Under
                  Total Number of      Average Price      as Part of Publicly Announced Plans          the Plans or
   Period         Shares Purchased     Paid per Share               or Programs (1)                      Programs
------------------------------------------------------------------------------------------------------------------------
January 2007              81               $21.25                           81                            74,233
February 2007             15               $21.84                           15                            74,218
March 2007             1,467               $21.50                        1,467                            72,751

(1)   Since November 18, 2005, the Company has maintained an informal  stock  repurchase  program  pursuant to which the
      Company may  repurchase  up to $2.15  million or 100,000  shares of common  stock,  or  approximately  2.2% of the
      Company's  outstanding  shares.  Shares can be repurchased in the open market or in negotiated  transactions.  The repurchase  program is open for an  unspecified  period of time. As of March 31, 2007 the Company had  repurchased
      1,563 shares under this program for a total cost of $34 thousand during 2007. Since inception of the program,  the
      Company has repurchased 27,249 shares at a total cost of $576 thousand.

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

May 11, 2007                     Union Bankshares, Inc.

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