Form 10-Q
period 2007-06-30
UNION BANKSHARES INC
filed 2007-08-13
CIK 706863

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
                 For the quarterly period ended: June 30, 2007

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

July 30, 2007:
         Common Stock, $2 par value                  4,519,847 shares

                             UNION BANKSHARES, INC.
                               TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

Item 1.   Financial Statements.
Unaudited Consolidated Financial Statements Union Bankshares,
 Inc. and Subsidiary
  Consolidated Balance Sheets                                                 3
  Consolidated Statements of Income                                           4
  Consolidated Statement of Changes in Stockholders' Equity                   5
  Consolidated Statements of Cash Flows                                       6
Notes to Unaudited Consolidated Financial Statements                          8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                          10
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.         36
Item 4.  Controls and Procedures.                                            36

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.                                                  36
Item 1A. Risk Factors.                                                       36
Item 2.  Unregistered Sales of Securities and Use of Proceeds.               36
Item 4.  Submission of Matters to Vote of Security Holders.                  37
Item 6.  Exhibits.                                                           37

Signatures                                                                   37

Part l Financial Information
Item 1.   Financial Statements

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                    June 30,      December 31,
                                                                      2007            2006
                                                                      ----            ----
Assets                                                                (Dollars in thousands)
  Cash and due from banks                                           $ 12,200         $11,694
  Federal funds sold and overnight deposits                            5,064           9,263
                                                                    --------        --------
  Cash and cash equivalents                                           17,264          20,957

  Interest bearing deposits in banks                                  10,439           5,417
  Investment securities available-for-sale                            26,682          23,682
  Loans held for sale                                                  3,166           3,750

  Loans                                                              303,382         313,822
    Allowance for loan losses                                         (3,326)         (3,338)
    Unearned net loan fees                                              (108)           (120)
                                                                    --------        --------
      Net loans                                                      299,948         310,364

  Accrued interest receivable                                          2,168           2,001
  Premises and equipment, net                                          6,073           6,080
  Other assets                                                         9,960           8,898
                                                                    --------        --------

      Total assets                                                  $375,700        $381,149
                                                                    ========        ========

Liabilities and Stockholders' Equity

Liabilities
  Deposits
    Noninterest bearing                                             $ 46,944        $ 54,875
    Interest bearing                                                 261,921         264,947
                                                                    --------        --------
      Total deposits                                                 308,865         319,822
  Borrowed funds                                                      18,922          14,596
  Liability for pension benefits                                       1,526           1,317
  Accrued interest and other liabilities                               4,691           3,491
                                                                    --------        --------
      Total liabilities                                              334,004         339,226
                                                                    --------        --------

Commitments and Contingencies

Stockholders' Equity
  Common stock, $2.00 par value; 7,500,00 shares authorized
   at 6/30/07 and 5,000,000 at 12/31/06; 4,918,611 shares
   issued at 6/30/07 and 12/31/06                                      9,837           9,837
  Paid-in capital                                                        155             150
  Retained earnings                                                   35,386          35,203
  Treasury stock at cost; 397,964 shares at 6/30/07 and 386,634
   at 12/31/06                                                        (2,507)         (2,264)
  Accumulated other comprehensive loss                                (1,175)         (1,003)
                                                                    --------        --------
      Total stockholders' equity                                      41,696          41,923
                                                                    --------        --------

      Total liabilities and stockholders' equity                    $375,700        $381,149
                                                                    ========        ========

See accompanying notes to the unaudited consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                            Three Months Ended         Six Months Ended
                                                                 June 30,                  June 30,
                                                             2007         2006         2007         2006
                                                             ----         ----         ----         ----
                                                            (Dollars in thousands except Per Share Data)
Interest income
  Interest and fees on loans                              $   5,944    $   5,854    $  11,844    $  11,305
  Interest on debt securities
    Taxable                                                     256          235          491          533
    Tax exempt                                                   50           49           96           98
  Dividends                                                      27           22           57           45
  Interest on federal funds sold and overnight deposits          77           17          180           43
  Interest on interest bearing deposits in banks                122           68          196          147
                                                          ---------    ---------    ---------    ---------
    Total interest income                                     6,476        6,245       12,864       12,171
                                                          ---------    ---------    ---------    ---------
Interest expense
  Interest on deposits                                        1,880        1,404        3,665        2,644
  Interest on borrowed funds                                    179          206          369          413
                                                          ---------    ---------    ---------    ---------
    Total interest expense                                    2,059        1,610        4,034        3,057
                                                          ---------    ---------    ---------    ---------

      Net interest income                                     4,417        4,635        8,830        9,114

Provision for loan losses                                         -          105           45          150
                                                          ---------    ---------    ---------    ---------
    Net interest income after provision for loan losses       4,417        4,530        8,785        8,964
                                                          ---------    ---------    ---------    ---------

Noninterest income
  Trust income                                                   83           74          167          145
  Service fees                                                  854          787        1,650        1,493
  Net gains on sales of investment securities                    47           14           37           17
  Net gains on sales of loans held for sale                      23           27           50          119
  Other income                                                  120          101          166          175
                                                          ---------    ---------    ---------    ---------
    Total noninterest income                                  1,127        1,003        2,070        1,949
                                                          ---------    ---------    ---------    ---------

Noninterest expenses
  Salaries and wages                                          1,549        1,511        3,127        3,005
  Pension and employee benefits                                 520          552        1,180        1,129
  Occupancy expense, net                                        214          198          434          401
  Equipment expense                                             281          261          543          517
  Other expenses                                                989          929        1,937        1,796
                                                          ---------    ---------    ---------    ---------
    Total noninterest expense                                 3,553        3,451        7,221        6,848
                                                          ---------    ---------    ---------    ---------

      Income before provision for income taxes                1,991        2,082        3,634        4,065

Provision for income taxes                                      505          548          913        1,058
                                                          ---------    ---------    ---------    ---------

    Net income                                            $   1,486    $   1,534    $   2,721    $   3,007
                                                          =========    =========    =========    =========

Earnings per common share                                 $    0.33    $    0.34    $    0.60    $    0.66
                                                          =========    =========    =========    =========

Weighted average number of common
 shares outstanding                                       4,529,158    4,540,828    4,530,330    4,541,166
                                                          =========    =========    =========    =========

Dividends per common share                                $    0.28    $    0.26    $    0.56    $    0.52
                                                          =========    =========    =========    =========

See accompanying notes to the unaudited consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

                                        Common Stock
                                     -------------------                                        Accumulated
                                      Shares,                                                      other            Total
                                      net of                Paid-in    Retained    Treasury    comprehensive    stockholders'
                                     Treasury     Amount    capital    earnings     stock          loss            equity
                                     --------     ------    -------    --------    --------    -------------    -------------
                                                                      (Dollars in thousands)
Balances, December 31,  2006         4,531,977    $9,837     $150      $35,203     $(2,264)       $(1,003)         $41,923

Comprehensive income:
Net income                                   -         -        -        2,721           -              -            2,721
Change in net unrealized loss on
 investment securities
 available-for-sale, net of
 reclassification adjustment and
 tax effects                                 -         -        -            -           -           (172)            (172)
                                                                                                                   -------

Total comprehensive income                                                                                           2,549
                                                                                                                   -------

Cash dividends declared
 ($0.56 per share)                           -         -        -       (2,538)          -              -           (2,538)

Issuance of stock options                    -         -        5            -           -              -                5

Purchase of treasury stock             (11,330)        -        -            -        (243)             -             (243)
                                     ---------    ------     ----      -------     -------        -------          -------

Balances, June 30, 2007              4,520,647    $9,837     $155      $35,386     $(2,507)       $(1,175)         $41,696
                                     =========    ======     ====      =======     =======        =======          =======

See accompanying notes to the unaudited consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                         Six Months Ended
                                                                      ----------------------
                                                                      June 30,      June 30,
                                                                        2007          2006
                                                                        ----          ----
                                                                      (Dollars in thousands)
Cash Flows From Operating Activities
  Net Income                                                           $ 2,721       $ 3,007
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation                                                           380           384
    Provision for loan losses                                               45           150
    Credit for deferred income taxes                                      (170)          (25)
    Net amortization of investment securities                                7            34
    Equity in losses of limited partnerships                               133           165
    Issuance of stock options                                                5             5
    Write-downs of other real estate owned                                  48             -
    Decrease in unamortized loan fees                                      (12)          (22)
    Proceeds from sales of loans held for sale                           9,297        10,949
    Origination of loans held for sale                                  (8,663)       (6,018)
    Net gains on sales of loans held for sale                              (50)         (119)
    Net gains on sales of investment securities                            (37)          (17)
    Net gains on disposals of premises and equipment                         -            (6)
    Net gains on sales of repossessed property                              (4)            -
    Net gains on sales of other real estate owned                          (28)            -
    (Increase) decrease in accrued interest receivable                    (167)          400
    Increase in other assets                                               (76)         (178)
    Increase  in income taxes                                               47            28
    Decrease  in accrued interest payable                                  (58)          (37)
    Increase in other liabilities                                          874           532
                                                                       -------       -------
      Net cash provided by operating activities                          4,292         9,232
                                                                       -------       -------

Cash Flows From Investing Activities
  Interest bearing deposits in banks
    Maturities and redemptions                                             395         1,890
    Purchases                                                           (5,417)            -
  Investment securities available-for-sale
    Sales                                                                  501         6,028
    Maturities, calls and paydowns                                       1,250         2,089
    Purchases                                                           (4,982)            -
  Net redemption (purchase) of Federal Home Loan Bank stock                 82          (248)
  Net decrease (increase) in loans                                      10,254        (5,328)
  Recoveries of loans charged off                                           27            48
  Purchases of premises and equipment                                     (396)         (605)
  Investments in limited partnerships                                     (356)         (347)


                                                                         Six Months Ended
                                                                      ----------------------
                                                                      June 30,      June 30,
                                                                        2007          2006
                                                                        ----          ----
                                                                      (Dollars in thousands)
  Proceeds from sales of other real estate owned                            23             -
  Proceeds from sales of premises and equipment                             23             9
  Proceeds from sales of repossessed property                               23             1
                                                                       -------       -------
      Net cash provided by investing activities                          1,427         3,537
                                                                       -------       -------

Cash Flows From Financing Activities
  Net increase in borrowings outstanding                                 4,326         4,084
  Net decrease in noninterest bearing deposits                          (7,931)       (5,990)
  Net decrease in interest bearing deposits                             (3,026)      (10,575)
  Purchase of treasury stock                                              (243)          (42)
  Dividends paid                                                        (2,538)       (2,362)
                                                                       -------       -------
      Net cash used in financing activities                             (9,412)      (14,885)
                                                                       -------       -------

    Decrease in cash and cash equivalents                               (3,693)       (2,116)
Cash and cash equivalents
  Beginning                                                             20,957        14,208
                                                                       -------       -------

  Ending                                                               $17,264       $12,092
                                                                       =======       =======

Supplemental Disclosures of Cash Flow Information
  Interest paid                                                        $ 4,092       $ 3,094
                                                                       =======       =======

  Income taxes paid                                                    $ 1,035       $ 1,055
                                                                       =======       =======

Supplemental Schedule of Noncash Investing and
 Financing Activities

  Change in unrealized losses on investment securities
   available-for-sale                                                  $  (261)      $  (413)
                                                                       =======       =======

  Other real estate acquired in settlement of loans                    $   197       $   101
                                                                       =======       =======

  Repossessed property acquired in settlement of loans                 $    20       $     1
                                                                       =======       =======

  Investment in limited partnerships acquired by capital
   contributions payable                                               $   902             -
                                                                       =======       =======

  Loans originated to finance the sale of other real estate owned      $   115             -
                                                                       =======       =======

See accompanying notes to the unaudited consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY

Note 1.  Basis of Presentation
The accompanying interim unaudited consolidated financial statements of Union Bankshares, Inc. (the Company) as of June 30, 2007 and 2006, and for the three and six months then ended have been prepared in conformity with U.S. generally accepted accounting principles (GAAP), general practices within the banking industry, and the accounting policies described in the Company's Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of Company's management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein have been made. This information should be read in conjunction with the Company's 2006 Annual Report to Shareholders, 2006 Annual Report on Form 10-K, and current reports on Form 8-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2007, or any other interim period.

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

Net periodic pension benefit cost for the three and six months ended June 30, 2007 and 2006 consisted of the following components:

                                                 Three Months Ended     Six Months Ended
                                                 ------------------     ----------------
                                                  2007        2006       2007      2006
                                                  ----        ----       ----      ----
                                                         (Dollars in thousands)
Service cost                                     $ 127       $ 132      $ 259     $ 242
Interest cost on projected benefit obligation      154         144        302       275
Expected return on plan assets                    (151)       (118)      (301)     (242)
Amortization of prior service cost                   1           2          3         3
Amortization of net loss                             5          21         10        42
                                                 -----       -----      -----     -----
Net periodic benefit cost                        $ 136       $ 181      $ 273     $ 320
                                                 =====       =====      =====     =====

Note 6.  Other Comprehensive Loss
The components of other comprehensive loss and related tax effects for the three and six months ended June 30, 2007 and 2006 are as follows:

                                                 Three Months Ended     Six Months Ended
                                                 ------------------     ----------------
                                                  2007        2006       2007      2006
                                                  ----        ----       ----      ----
                                                         (Dollars in thousands)
Unrealized holding losses on investment
 securities available-for-sale                   $(362)      $(293)     $(224)    $(396)
Reclassification adjustment for net gains
 realized in income                                (47)        (14)       (37)      (17)
                                                 -----       -----      -----     -----
Net unrealized losses                             (409)       (307)      (261)     (413)
Tax effect                                        (139)       (104)       (89)     (140)
                                                 -----       -----      -----     -----
Net of tax amount                                $(270)      $(203)     $(172)    $(273)
                                                 =====       =====      =====     =====

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

The Company may from time to time be assessed interest and/or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company's financial results. In the event that the Company receives an assessment for interest and/or penalties, it will be classified in the financial statements as other expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                                    GENERAL

The following discussion and analysis by management focuses on those factors that had a material effect on Union Bankshares, Inc.'s (Company's) financial position as of June 30, 2007, and as of December 31, 2006, and its results of operations for the three and six months ended June 30, 2007 and 2006. This discussion is being presented to provide a narrative explanation of the financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company's Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of Company's management, the interim unaudited data reflects all adjustments, consisting only of normal recurring adjustments, and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim period. Management is not aware of the occurrence of any events after June 30, 2007, which would materially affect the information presented.

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

                                    OVERVIEW

The Company's net income was $1.49 million for the quarter ended June 30, 2007, compared with net income of $1.53 million for the same period in 2006, or a 3.1% decrease between years. The Company faced a challenging interest rate environment, and although total interest income increased by $231 thousand, or 3.7% in 2007 versus the second quarter of 2006, this increase was more than offset by an increase in interest expense of $449 thousand, or 27.9% between periods. The prime rate has remained flat at 8.25% since June 29, 2006. The yield curve has started to trend toward a positive bias with short term interest rates being lower than long term rates towards the end of the second quarter for the first time since August 2006. The Company had a decrease in its net interest margin from 5.46% for the second quarter of 2006 to 5.14% for the second quarter of 2007.

The Company's total assets decreased from $381.1 million at December 31, 2006, to $375.7 million at June 30, 2007 or a decrease of 1.4%. Deposits decreased from $319.8 million at December 31, 2006 to $308.9 million at June 30, 2007, or a decrease of 3.4%. The contraction in both total assets and total deposits is a seasonal trend for the Company as Vermont municipalities are required by state law to be out of debt, for tax anticipation borrowings, at least one day per year and the majority redeem their certificates of deposit and pay down their loans on June 30th each year. Total loans including loans held for sale decreased 3.5% from $317.6 million at December 31, 2006 to $306.5 million at June 30, 2007, of which $7.6 million is attributable to the seasonal drop in municipal loans. The municipal loan balances were up $6.7 million the first business day of the third quarter and have risen over $750 thousand since. Municipal certificates of deposit dropped $9.6 million on the last business day of the second quarter and are now at a higher level than before the seasonal drop.

Noninterest income is up $124 thousand, or 12.4% for the second quarter of 2007 versus 2006 which is primarily due to increases in overdraft fees, merchant services income and ATM/Debit card fees. Noninterest expenses are up $102 thousand, or 3.0% for the second quarter of 2007 to $3.55 million from $3.45 million for the second quarter of 2006, primarily due to the costs to bring or maintain properties in other real estate owned and the expiration of Vermont state franchise tax credits.

The following unaudited per share information and key ratios depict several measurements of performance or financial condition for or at the three and six months ended June 30, 2007 and 2006, respectively:

                                                       Quarter Ended June 30,      Year to Date June 30,
                                                       ----------------------      ---------------------
                                                          2007         2006          2007         2006
                                                          ----         ----          ----         ----
Return on average assets (ROA) (1)                        1.57%        1.65%         1.44%        1.62%
Return on average equity (ROE) (1)                       14.31%       14.79%        13.08%       14.49%
Net interest margin (1)(2)                                5.14%        5.46%         5.18%        5.37%
Efficiency ratio (3)                                     63.48%       60.43%        65.25%       61.07%
Net interest spread (4)                                   4.59%        5.00%         4.61%        4.93%
Loan to deposit ratio                                    99.25%      103.66%        99.25%      103.66%
Net loan charge-offs (recoveries) to average loans
  not held for sale (1)                                   0.02%        0.02%         0.04%       (0.01%)
Allowance for loan losses to loans not
  held for sale                                           1.10%        1.06%         1.10%        1.06%
Non-performing assets to total assets                     1.05%        1.02%         1.05%        1.02%
Equity to assets                                         11.10%       11.56%        11.10%       11.56%
Total capital to risk weighted assets                    17.20%       17.67%        17.20%       17.67%
Book value per share                                      $9.22        $9.24         $9.22        $9.24
Earnings per share                                        $0.33        $0.34         $0.60        $0.66
Dividends paid per share                                  $0.28        $0.26         $0.56        $0.52
Dividend payout ratio (5)                                84.85%       76.47%        93.33%       78.79%

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

The prime interest rate has remained flat at 8.25% since June 29, 2006. The prime rate was 7.25% as of December 31, 2005 and rose twice during the first quarter and twice during the second quarter in 2006, by 25 basis points each time to reach 8.25% at June 30, 2006. The current prime rate of 8.25% is the highest the prime rate has been since March 20, 2001. The Company's net interest margin decreased 19 basis points and net interest spread declined 32 basis points during the first half of 2007 compared to the first half of 2006. The decline in the net interest spread was primarily the result of average interest rates paid on time and money market deposits rising as traditional and nontraditional financial institutions and tax-exempt credit unions in the Company's market compete aggressively for core deposit dollars, resulting in pricing pressures.

                             RESULTS OF OPERATIONS

Net Interest Income. The largest component of the Company's operating income is net interest income, which is the difference between interest and dividend income received from interest-earning assets and the interest expense paid on interest-bearing liabilities. The Company's net interest income decreased $218 thousand, or 4.7%, to $4.42 million for the three months ended June 30, 2007, from $4.64 million for the three months ended June 30, 2006. The net interest spread decreased 41 basis points to 4.59% for the three months ended June 30, 2007, from 5.00% for the three months ended June 30, 2006. As money market and time deposit "specials" abounded throughout the market place, interest rates paid to attract these deposits moved up more quickly than rates earned on loans and other earning assets. The net interest margin for the second quarter of 2007 decreased 32 basis points to 5.14% from the 2006 period at 5.46%. A decrease in prime rate would not necessarily be beneficial to the Company in the near term, see "OTHER FINANCIAL CONSIDERATIONS - Market Risk and Asset and Liability Management."

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

                                                                        Three months ended June 30,
                                                                2007                                  2006
                                                  ---------------------------------     ---------------------------------
                                                               Interest     Average                  Interest     Average
                                                  Average      Earned/      Yield/      Average      Earned/      Yield/
                                                  Balance        Paid        Rate       Balance        Paid        Rate
                                                  -------      --------     -------     -------      -------      -------
                                                                          (Dollars in thousands)
Average Assets:
  Federal funds sold and
   overnight deposits                             $  5,775      $   77       5.20%      $  1,445      $   17       4.78%
  Interest bearing deposits in banks                10,357         122       4.75%         7,060          68       3.84%
  Investment securities (1), (2)                    26,905         310       4.93%        26,380         288       4.70%
  Loans, net (1), (3)                              307,763       5,944       7.85%       310,807       5,854       7.64%
  FHLB of Boston stock                               1,385          23       6.68%         1,487          18       4.81%
                                                  --------      ------       -----      --------      ------       -----
Total interest-earning assets (1)                  352,185       6,476       7.49%       347,179       6,245       7.31%

Cash and due from banks                              9,969                                 9,778
Premises and equipment                               6,114                                 6,173
Other assets                                         9,422                                 7,729
                                                  --------                              --------
    Total assets                                  $377,690                              $370,859
                                                  ========                              ========

Average Liabilities and Stockholders' Equity:
  NOW accounts                                    $ 52,848      $  108       0.82%      $ 51,653      $   91       0.71%
  Savings/money market accounts                     93,537         416       1.79%       104,035         431       1.66%
  Time deposits                                    123,720       1,356       4.40%       104,912         882       3.37%
  Borrowed funds                                    14,455         179       4.91%        17,645         206       4.63%
                                                  --------      ------       -----      --------      ------       -----
    Total interest-bearing liabilities             284,560       2,059       2.90%       278,245       1,610       2.31%

Non-interest bearing deposits                       45,499                                46,851
Other liabilities                                    6,098                                 4,278
                                                  --------                              --------
    Total liabilities                              336,157                               329,374

Stockholders' equity                                41,533                                41,485
                                                  --------                              --------
    Total liabilities and
     stockholders' equity                         $377,690                              $370,859
                                                  ========                              ========

Net interest income                                             $4,417                                $4,635
                                                                ======                                ======

Net interest spread (1)                                                      4.59%                                 5.00%
                                                                             =====                                 =====

Net interest margin (1)                                                      5.14%                                 5.46%
                                                                             =====                                 =====

--------------------
(1)   Average yields reported on a tax-equivalent basis.
(2)   Average balances of investment securities are calculated on the amortized cost basis.
(3)   Includes loans held for sale and is net of unearned income and allowance for loan losses.

                                                                         Six months ended June 30,
                                                                2007                                  2006
                                                  ---------------------------------     ---------------------------------
                                                               Interest     Average                  Interest     Average
                                                  Average      Earned/      Yield/      Average      Earned/      Yield/
                                                  Balance        Paid        Rate       Balance        Paid        Rate
                                                  -------      --------     -------     -------      -------      -------
                                                                          (Dollars in thousands)
Average Assets:
  Federal funds sold and
   overnight deposits                             $  6,920      $   180      5.18%      $  1,879      $    43      4.57%
  Interest bearing deposits in banks                 8,583          196      4.61%         7,612          147      3.88%
  Investment securities (1), (2)                    25,884          594      4.91%        28,945          643      4.75%
  Loans, net (1), (3)                              308,599       11,844      7.84%       308,358       11,305      7.47%
  FHLB of Boston stock                               1,395           50      7.11%         1,442           33      4.58%
                                                  --------      -------      -----      --------      -------      -----
Total interest-earning assets (1)                  351,381       12,864      7.49%       348,236       12,171      7.14%

Cash and due from banks                             10,184                                10,064
Premises and equipment                               6,093                                 6,116
Other assets                                         9,140                                 7,912
                                                  --------                              --------
    Total assets                                  $376,798                              $372,328
                                                  ========                              ========

Average Liabilities and Stockholders' Equity:
  NOW accounts                                    $ 51,608      $   202      0.79%      $ 51,957      $   173      0.67%
  Savings/money market accounts                     94,216          825      1.77%       105,697          822      1.57%
  Time deposits                                    121,244        2,638      4.39%       103,166        1,649      3.22%
  Borrowed funds                                    14,909          369      4.92%        17,934          413      4.58%
                                                  --------      -------      -----      --------      -------      -----
    Total interest-bearing liabilities             281,977        4,034      2.88%       278,754        3,057      2.21%

Non-interest bearing deposits                       47,480                                47,928
Other liabilities                                    5,728                                 4,131
                                                  --------                              --------
    Total liabilities                              335,185                               330,813

Stockholders' equity                                41,613                                41,515
                                                  --------                              --------
    Total liabilities and
     stockholders' equity                         $376,798                              $372,328
                                                  ========                              ========

Net interest income                                             $ 8,830                               $ 9,114
                                                                =======                               =======

Net interest spread (1)                                                      4.61%                                 4.93%
                                                                             =====                                 =====

Net interest margin (1)                                                      5.18%                                 5.37%
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

                                             Three Months Ended June 30, 2007
                                                        Compared to
                                             Three Months Ended June 30, 2006
                                            Increase/(Decrease) Due to Change In
                                            ------------------------------------
                                                 Volume      Rate       Net
                                                 ------      ----       ---
                                                   (Dollars in thousands)
Interest-earning assets:
  Federal funds sold and overnight deposits       $ 58       $   2     $  60
  Interest bearing deposits in banks                36          18        54
  Investment securities                              6          16        22
  Loans, net                                       (62)        152        90
  FHLB of Boston stock                              (1)          6         5
                                                  ----       -----     -----
    Total interest-earning assets                 $ 37       $ 194     $ 231

Interest-bearing liabilities:
  NOW accounts                                    $  2       $  15     $  17
  Savings/money market accounts                    (46)         31       (15)
  Time deposits                                    176         298       474
  Borrowed funds                                   (39)         12       (27)
                                                  ----       -----     -----
    Total interest-bearing liabilities            $ 93       $ 356     $ 449
                                                  ----       -----     -----
Net change in net interest income                 $(56)      $(162)    $(218)
                                                  ====       =====     =====


                                               Six Months Ended June 30, 2007
                                                        Compared to
                                               Six Months Ended June 30, 2006
                                            Increase/(Decrease) Due to Change In
                                            ------------------------------------
                                                 Volume      Rate       Net
                                                 ------      ----       ---
                                                   (Dollars in thousands)
Interest-earning assets:
  Federal funds sold and overnight deposits       $130       $   7     $ 137
  Interest bearing deposits in banks                20          29        49
  Investment securities                            (72)         23       (49)
  Loans, net                                         9         530       539
  FHLB of Boston stock                              (1)         18        17
                                                  ----       -----     -----
    Total interest-earning assets                 $ 86       $ 607     $ 693

Interest-bearing liabilities:
  NOW accounts                                    $ (1)      $  30     $  29
  Savings/money market accounts                    (94)         97         3
  Time deposits                                    323         666       989
  Borrowed funds                                   (72)         28       (44)
                                                  ----       -----     -----
    Total interest-bearing liabilities            $156       $ 821     $ 977
                                                  ----       -----     -----
Net change in net interest income                 $(70)      $(214)    $(284)
                                                  ====       =====     =====

Three months Ended June 30, 2007, compared to Three months Ended June 30, 2006.

Interest and Dividend Income. The Company's interest and dividend income increased $231 thousand, or 3.7%, to $6.48 million for the three months ended June 30, 2007, from $6.25 million for the three months ended June 30, 2006, with average earning assets increasing $5.0 million, or 1.4%, to $352.2 million for the three months ended June 30, 2007, from $347.2 million for the three months ended June 30, 2006. The increase in interest income resulting from the rise in average earning assets was augmented by the higher rates earned on all categories of earning assets in 2007 versus 2006. Average loans approximated $307.8 million at an average yield of 7.85% for the three months ended June 30, 2007, down $3.0 million from $310.8 million at an average yield of 7.64% for the three months ended June 30, 2006, or a 0.98% decrease in average volume and a 21 basis point increase in yield. Loan demand has slowed down during 2007 especially for residential mortgages and construction loans.

The average balance of investments (including mortgage-backed securities) increased $525 thousand or 2.0%, to $26.9 million for the three months ended June 30, 2007, from $26.4 million for the three months ended June 30, 2006. The average level of interest bearing deposits in banks for the quarter was $10.4 million up $3.3 million or 46.7% from the 2006 average level of $7.1 million, as FDIC insured certificates of deposit in other financial institutions was one of the highest yielding investment options available. The increase in the investment portfolio and interest bearing deposits in banks from the second quarter of 2006 reflects slowing loan demand. The average level of federal funds sold and overnight deposits increased $4.3 million, to $5.8 million for the three months ended June 30, 2007, from $1.4 million for the three months ended June 30, 2006. The inverted yield curve through the majority of the quarter is evident by the yield earned on Federal Funds sold and overnight deposits of 5.20%. Interest income from nonloan instruments increased $141 thousand or 36.1% between periods, with $532 thousand for the second quarter of 2007 and $391 thousand for the same period of 2006, reflecting the overall increases in yields and volume.

Interest Expense. The Company's interest expense increased $449 thousand, or 27.9%, to $2.06 million for the three months ended June 30, 2007, from $1.61 million for the three months ended June 30, 2006, of which $93 thousand was a result of the increase in volume while the remaining $356 thousand increase was due to rate increases fueled by strong competition for deposit dollars.

Interest expense on deposits increased $476 thousand or 33.9% to $1.88 million for the quarter ended, June 30, 2007 from $1.40 million for the quarter ended, June 30, 2006. Competition for deposits has remained strong. Management believes consumers have become more rate sensitive over the last eighteen months due to advertised "specials" and the proliferation of nonlocal financial institutions trying to gather deposits throughout the Company's market area. Average time deposits rose to $123.7 million for the three months ended June 30, 2007, from $104.9 million for the three months ended June 30, 2006, or an increase of $18.8 million or 17.9%. While some of these deposits are new funds for the Company, there has been movement of deposits from lower yielding savings and NOW accounts to higher paying certificates of deposit within its account base. The average rate paid on time deposits increased 103 basis points, to 4.40% from 3.37% for the three months ended June 30, 2007 and 2006, respectively. The average balances for money market and savings accounts decreased $10.5 million, or 10.1%, to $93.5 million for the three months ended June 30, 2007, from $104.0 million for the three months ended June 30, 2006 as the spread widened for interest rates on time deposits, which appeared to motivate customers to move funds into those higher paying instruments and lock in the higher rates. A $1.2 million or 2.3% increase in NOW accounts brought the average balance up to $52.8 million from $51.7 million between the two years.

Interest expense on borrowed funds dropped from $206 thousand for the quarter ended June 30, 2006 to $179 thousand for the quarter ended June 30, 2007, as the average funds borrowed from the Federal Home Loan Bank (FHLB) of Boston dropped from $17.6 million to $14.5 million between years. The softening of loan demand, the $5.8 million growth in deposits on average between the first half of 2006 and the first half of 2007, and the continuing yield curve flatness led the Company to reduce its reliance on borrowed funds.

Provision for Loan Losses. There was no loan loss provision for the quarter ended June 30, 2007 and $45 thousand for the quarter ended June 30, 2006. No provision was deemed necessary for the second quarter of 2007 as the ratio of allowance for loan losses to nonperforming loans rose from 55.93% at March 31, 2007 to 94.81% at June 30, 2007 and other indicators evaluated remained strong. For further details see, FINANCIAL CONDITION -"Allowance for Loan Losses" below.

Noninterest income. The following table sets forth changes from the second quarter of 2006 to the second quarter of 2007 for components of noninterest income:

                                                      For The Three Months Ended June 30,
                                                 --------------------------------------------
                                                  2007      2006     $ Variance    % Variance
                                                  ----      ----     ----------    ----------
                                                            (Dollars in thousands)
Trust income                                     $   83    $   74         $9           12.2
Service fees                                        854       787         67            8.5
Net gains on sales of investment securities          47        14         33          235.7
Net gains on sales of loans held for sale            23        27         (4)         (14.8)
Other                                               120       101         19           18.8
                                                 ------    ------       ----
    Total noninterest income                     $1,127    $1,003       $124           12.4
                                                 ======    ======       ====

Trust income. The increase resulted primarily from increases in regular fee income, which is based on the market value of assets managed and the addition of new customers.

Service fees. The increase resulted primarily from increases in overdraft fees of $15 thousand, or 5.0%; merchant program income increase of $16 thousand, or 22.0%; foreign exchange fee increase of $8 thousand, or 64.8%; and ATM/Debit Card usage fees of $19 thousand, or 12.1%. These increases were partially offset by a decline in deposit service charges of $7 thousand, or 13.2%.

Net gains on sales of investment securities. The Company took advantage of the strong stock market during the second quarter of 2007 and sold partial positions of three equity investments.

Net gains on sales of loans held for sale. Residential real estate loans of $5.8 million were sold for a net gain of $23 thousand during the second quarter of 2007, versus sales of $4.1 million for a net gain of $27 thousand during the second quarter of 2006.

Other. The increase between periods is primarily due to the increase in net mortgage servicing rights of $7 thousand from 2006 to 2007 and an $8 thousand net gain on the sale of other real estate owned.

Noninterest expense. The following table sets forth changes from the second quarter of 2006 to the second quarter of 2007 for components of noninterest expense:

                                                      For The Three Months Ended June 30,
                                                 --------------------------------------------
                                                  2007      2006     $ Variance    % Variance
                                                  ----      ----     ----------    ----------
                                                            (Dollars in thousands)
Salaries and wages                               $1,549    $1,511       $ 38           2.5
Pension and employee benefits                       520       552        (32)          5.8
Occupancy expense, net                              214       198         16           8.1
Equipment expense                                   281       261         20           7.7
Equity in losses of affordable
 housing investments                                 66        56         10          17.6
Other                                               923       873         50           5.7
                                                 ------    ------       ----
    Total noninterest expense                    $3,553    $3,451       $102           3.0
                                                 ======    ======       ====

Salaries and wages and related expenses. The increase in 2007 over 2006 was due primarily to regular salary activity offset partially by increased efficiency in operations which allowed the Company to grow while reducing a few staff positions. A decrease in the accrual for pension plan expense of $57 thousand or 33.6% was partially offset by a $22 thousand or 11.1% increase in the Company's medical and dental insurance costs.

Occupancy Expense. The increase for 2007 over 2006 was due primarily to the increased square footage of the organization with the addition of the Littleton, New Hampshire branch opened in March of 2006 and the purchase of an additional office building in Morrisville, Vermont in December 2006. The increased costs of fuel throughout the offices also contributed to the increase.

Equipment Expense. The increase between years is primarily due to the purchase of a Microsoft open license by the Company which will allow the Company to increase the number of personal computers on its network and to migrate to future software upgrades.

Equity in losses of affordable housing investments. The expense for 2006 included a credit adjustment for $11 thousand related to a 2005 investment once the 2005 audited financial statements were received.

Other. The net change between years has many components; the largest being an increase for the costs to bring or maintain properties in Other Real Estate Owned which accounts for 92% of the increase. The expiration of state tax credits and the growth in deposits led to an increase in Vermont franchise taxes. The lack of the 2006 one time robbery loss and some operational efficiencies kept the overall increase to 5.7%.

Income Tax Expense. The Company has provided for current and deferred federal income taxes for the current and all prior periods presented. The Company's provision for income taxes was $505 thousand for the three months ended June 30, 2007 and $548 thousand for 2006, as a result of the decrease in taxable net income compared to the 2006 comparison period and the increase in tax exempt income from municipal loans. The Company's effective tax rate decreased to 25.4% for the three months ended June 30, 2007, from 26.3% for the same period in 2006, reflecting the increase in nontaxable municipal loan income.

Six Months Ended June 30, 2007, compared to Six Months Ended June 30, 2006.

Interest and Dividend Income. The Company's interest and dividend income increased $693 thousand, or 5.7%, to $12.9 million for the six months ended June 30, 2007, from $12.2 million for the six months ended June 30, 2006, with average earning assets increasing $3.1 million, or 0.9%, to $351.4 million for the six months ended June 30, 2007, from $348.2 million for the six months ended June 30, 2006. The increase in interest income resulting from the rise in average earning assets was augmented by the higher rates earned on all categories of earning assets in 2007 versus 2006. Average loans approximated $308.6 million at an average yield of 7.84% for the six months ended June 30, 2007, up from $308.4 million at an average yield of 7.47% for the six months ended June 30, 2006. The slowing of loan demand especially for residential construction and mortgage loans, is now being felt in the Northeast sector of the United States. This is the main reason for the low growth in volume but there was a 37 basis point increase in yield.

The average balance of investments (including mortgage-backed securities) decreased $3.1 million or 10.6%, to $25.9 million for the six months ended June 30, 2007, from $28.9 million for the six months ended June 30, 2006, as investment maturities were utilized to pay down some FHLB of Boston liquidity advances in late 2006, or were reinvested in new securities or certificates of deposit in other financial institutions. The average level of federal funds sold and overnight deposits increased $5.0 million to $6.9 million for the six months ended June 30, 2007, from $1.9 million for the six months ended June 30, 2006 as the yield curve was inverted for the majority of the first half of 2007, making short term funds an attractive investment vehicle. The average level of interest bearing deposits in banks for the first half of 2007 was $8.6 million, up $1.0 million, or 12.8% from the 2006 average level of $7.6 million. Interest income from non-loan instruments was $1.0 million year to date for 2007 and $866 thousand for the same period of 2006, reflecting the overall increases in yields and volume.

Interest Expense. The Company's interest expense increased $977 thousand, or 32.0%, to $4.0 million for the six months ended June 30, 2007, from $3.1 million for the six months ended June 30, 2006, of which $156 thousand was a result of the increase in volume and $821 thousand was due to increases in rates, fueled by competition for funds from both local and out-of-market competitors. This competition has been most evident for the money market and certificate of deposit accounts, but higher paying interest-bearing checking accounts are starting to appear in our market as well which puts more pressure on the historical demand deposit and NOW account balances. Average interest-bearing liabilities increased $3.2 million, or 1.2%, to $282.0 million for the six months ended June 30, 2007, from $278.8 million for the six months ended June 30, 2006, and the average rate paid increased 67 basis points to

2.88%, from 2.21% for the six months ended June 30, 2007 and 2006, respectively. Average time deposits were $121.2 million for the six months ended June 30, 2007, and $103.2 million for the six months ended June 30, 2006, or an increase of $18.1 million, or 17.5%. The average rate paid on time deposits increased 117 basis points, to 4.39% from 3.22% for the six months ended June 30, 2007 and 2006, respectively. The average balances for money market and savings accounts decreased $11.5 million, or 10.9%, to $94.2 million for the six months ended June 30, 2007, from $105.7 million for the six months ended June 30, 2006. NOW accounts remained fairly flat with the average balance of $51.6 million for 2007 compared to $52.0 million for 2006.

The average balance of funds borrowed decreased from $17.9 million for the six months ended June 30, 2006, to $14.9 million for the six months ended June 30, 2007, while the average rate paid on those funds rose from 4.58% to 4.92% between years. The reduction in borrowings were funded from the maturity of investment securities, as the rates on the advances were higher than the current reinvestment rate available.

Provision for Loan Losses. The loan loss provision year to date as of June 30, 2007 was $45 thousand compared to $150 thousand for the same period in 2006. A change in the composition of the loans within the portfolio and the continuing improvement in both the ratio of allowance for loan losses to loans not held for sale and nonperforming loans to total loans account for the decrease. For further details see, FINANCIAL CONDITION - "Allowance for Loan Losses" below.

Noninterest income. The following table sets forth changes from year to date 2006 to year to date 2007 for components of noninterest income:

                                                       For The Six Months Ended June 30,
                                                 --------------------------------------------
                                                  2007      2006     $ Variance    % Variance
                                                  ----      ----     ----------    ----------
                                                            (Dollars in thousands)
Trust income                                     $  167    $  145       $ 22           15.2
Service fees                                      1,650     1,493        157           10.5
Net gains on sales of investment securities          37        17         20          117.6
Net gains on sales of loans held for sale            50       119        (69)         (58.0)
Other                                               166       175         (9)          (5.1)
                                                 ------    ------       ----
    Total noninterest income                     $2,070    $1,949       $121            6.2
                                                 ======    ======       ====

Trust income. The increase resulted from increases in regular fee income, which is based on the market value of assets managed and the addition of new customers.

Service fees. The increase resulted primarily from increases in overdraft fees of $69 thousand, or 12.6%; increase in loan servicing fee income of $15 thousand, or 8.3%; increase in merchant services income of $29 thousand, or 16.2%; foreign exchange fee increase of $17 thousand, or 140%; and ATM/Debit Card usage fees of $33 thousand, or 10.4%. These increases were partially offset by a decline in deposit service charges of $15 thousand, or 13.8%, which resulted from the introduction, during the first and second quarters of 2006, of a group of retail deposit products that generally are not charged monthly service fees.

Net gains on sales of loans held for sale. Residential real estate loans of $9.2 million were sold for a net gain of $50 thousand during the first half of 2007, compared to sales of $10.8 million with a net gain of $119 thousand during the first half of 2006. As the yield curve moved from inverted to flat to slightly positive during the first half of 2007, premiums paid on loans sold declined.

Other. The decrease mainly resulted from a $26 thousand decrease in mortgage servicing rights between years and a $6 thousand reduction in net gains on disposals of premises and equipment, partially offset by a $30 thousand net gain on sales of other real estate owned.

Noninterest expense. The following table sets forth changes from year to date 2006 to year to date 2007 for components of noninterest expense:

                                                       For The Six Months Ended June 30,
                                                 --------------------------------------------
                                                  2007      2006     $ Variance    % Variance
                                                  ----      ----     ----------    ----------
                                                            (Dollars in thousands)
Salaries and wages                               $3,127    $3,005       $122            4.1
Pension and employee benefits                     1,180     1,129         51            4.5
Occupancy expense, net                              434       401         33            8.2
Equipment expense                                   543       517         26            5.0
Equity in losses of affordable
 housing investments                                133       165        (32)         (19.4)
Other                                             1,804     1,631        173           10.6
                                                 ------    ------       ----
     Total noninterest expense                   $7,221    $6,848       $373            5.4
                                                 ======    ======       ====

Salaries and wages and related expenses. The increase in 2007 over 2006 was due primarily to regular salary activity. Increases in the Company's medical and dental insurance costs of $91 thousand during the first half of 2007 was the main factor in the increase in pension and employee benefits. This increase was partially offset by a drop in pension expense due to rising long term interest rates and the performance of the market.

Occupancy Expense. The increase for 2007 over 2006 was due primarily to the increased square footage of the organization with the addition of the Littleton, New Hampshire branch opened in March of 2006 and the purchase of an additional office building in Morrisville, Vermont in December 2006. The increased costs of fuel throughout the offices also contributed to the increase.

Equipment Expense. The increase between years is primarily due to the purchase of a Microsoft open license by the Company which will allow us to increase the number of personal computers on our network and to migrate to future software upgrades.

Amortization of investments in affordable housing projects. The expense for 2006 was higher than the current year as it included a $32 thousand adjustment related to new partnerships investments for 2005 that was not known until the partnership's 2005 financial statements were received in April of 2006.

Other. The increase between years is primarily due to the costs to bring or maintain properties in other real estate owned which is $86 thousand higher in 2007 or $106 thousand in total. These costs are added to by increases in ATM/debit card expenses, contributions, legal fees, Vermont franchise taxes due to the expiration of state tax credits and growth in deposits and trust department expenses. These increases are somewhat offset by the reduction in convention, training, and checkbook expenses as well as the lack of the one time robbery loss in June of 2006.

Income Tax Expense. The Company has provided for current and deferred federal income taxes for the current and all prior periods presented. The Company's provision for income taxes decreased $145 thousand, or 13.7%, to $913 thousand for the six months ended June 30, 2007, from $1.06 million for the same period in 2006, with the decrease in net income compared to the 2006 period and the increase in nontaxable municipal income. The Company's effective tax rate decreased to 25.1% for the six months ended June 30, 2007, from 26.0% for the same period in 2006.

                              FINANCIAL CONDITION

At June 30, 2007 the Company had total consolidated assets of $375.7 million, including gross loans and loans held for sale ("total loans") of $306.5 million, deposits of $308.9 million and stockholders' equity of $41.7 million. The Company's total assets experienced a seasonal decrease of $5.4 million or 1.4% to $375.7 million at June 30, 2007, from $381.1 million at December 31, 2006. The decrease is primarily due to the payoff of $7.6 million in tax anticipation municipal loans on the last business day of June to comply with Vermont law governing municipal finance. As anticipated, municipal loans increased $6.7 million on July 2nd, the first business day of the next quarter, reflecting the seasonal fluctuations in these loans.

Net loans and loans held for sale were $303.1 million, or 80.7% of total assets at June 30, 2007, as compared to $314.1 million, or 82.4% of total assets at December 31, 2006.

Cash and cash equivalents, including federal funds sold and overnight deposits, decreased $3.7 million, or 17.6%, to $17.3 million at June 30, 2007, from $21.0 million at December 31, 2006. Interest bearing deposits in banks increased $5.0 million or 92.7% from $5.4 million at December 31, 2006 to $10.4 million at June 30, 2007 as these FDIC insured deposits were one of the most attractive investment alternatives during the first half of 2007.

Investment securities available-for-sale increased from $23.7 million at December 31, 2006, to $26.7 million at June 30, 2007, a $3.0 million, or 12.7%, increase. As loan demand was not as strong during the first quarter of 2007, the opportunity was taken to rebuild the investment portfolio to a more normal level. The securities available-for-sale and interest bearing deposits in banks increased from 7.6% of total assets at December 31, 2006 to 9.9% at June 30, 2007.

Deposits decreased $11.0 million, or 3.4%, to $308.9 million at June 30, 2007, from $319.8 million at December 31, 2006, reflecting a pattern of the seasonal variation in dollars on deposit which is exacerbated by the redemption of certificates of deposit and other deposit accounts on the last day of the second quarter by municipal customers in order to comply with state law to payoff their tax anticipation notes annually. Noninterest bearing deposits decreased $7.9 million, or 14.4%, from $54.9 million at December 31, 2006, to $46.9 million at June 30, 2007, while interest bearing deposits decreased $3.0 million, or 1.1%, from $264.9 million at December 31, 2006, to $261.9 million at June 30, 2007. (See average balances and rates in the Yields Earned and Rates Paid tables on Page 14 and 15.) With the rise in interest rates being paid on deposits of all types over the past two years and aggressive rate competition from in-market and out-of-market financial institutions, noninterest bearing deposit accounts are harder to attract and retain.

Total borrowings increased $4.3 million or 29.6% to $18.9 million at June 30, 2007, from $14.6 million at December 31, 2006 as a short term liquidity advance was taken from the FHLB of Boston late in June 2007 and paid back on the first business day of July to hedge against a liquidity crunch on the last business day of June due to the seasonal municipal activity.

Total stockholders' equity decreased $227 thousand from December 31, 2006 to $41.7 million at June 30, 2007, reflecting net income of $2.7 million for the first half of 2007, less the regular cash dividends paid of $2.5 million, the purchase of Treasury stock totaling $243 thousand, and an increase of $172 thousand in accumulated other comprehensive loss. (See Capital Resources section on Page 34)

Loans Held for Sale and Loan Portfolios. The Company's total loans primarily consist of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. As of June 30, 2007, the Company's total loan portfolio was $306.5 million, or 81.6% of assets, down from $317.6 million, or 83.3% of assets as of December 31, 2006, and from $307.6 million or 84.8% of assets as of June 30, 2006. Total loans (including loans held for sale) have decreased $11.0 million since December 31, 2006, while average loans (including loans held for sale) were $308.4 million for the 2006 comparison period and have grown to $308.6 million for the first half of 2007. The Company sold $9.2 million of loans held for sale during the first half of 2007 resulting in a gain on sale of loans of $50 thousand, compared with loan sales of $10.9 million and related gain on sale of loans of $119 thousand for the first half of 2006. The Company recognizes that competition for good loans is strong and has placed continued emphasis on calling on both current and prospective customers.

The following table shows information on the composition of the Company's total loan portfolio as of June 30, 2007 and December 31, 2006:

Loan Type                                   June 30, 2007      December 31, 2006
---------                                ------------------   ------------------
                                           Amount   Percent     Amount   Percent
                                           ------   -------     ------   -------
                                                  (Dollars in thousands)

Residential real estate                  $110,014      35.9   $114,139      35.9
Construction real estate                   20,446       6.7     22,568       7.1
Commercial real estate                    134,501      43.9    130,848      41.2
Commercial                                 20,159       6.6     19,253       6.1
Consumer                                    7,402       2.4      7,717       2.4
Municipal loans                            10,860       3.5     19,297       6.1
Loans Held for Sale                         3,166       1.0      3,750       1.2
                                         --------     -----   --------     -----
    Total loans                           306,548     100.0    317,572     100.0

Deduct:
Allowance for loan losses                   3,326                3,338
Unearned net loan fees                        108                  120
                                         --------             --------
    Net loans and loans held for sale    $303,114             $314,114
                                         ========             ========

The Company originates and sells some residential mortgages into the secondary market, with most such sales made to the Federal Home Loan Mortgage Corporation (FHLMC/"Freddie Mac") and the Vermont Housing Finance Agency (VHFA). The Company services a $199.5 million residential real estate mortgage portfolio, approximately $89.5 million of which was serviced for unaffiliated third parties at June 30, 2007. Additionally, the Company originates commercial real estate and commercial loans under various SBA programs that provide an agency guarantee for a portion of the loan amount. The Company occasionally sells the guaranteed portion of the loan to other financial concerns and will retain servicing rights, which generates fee income. The Company serviced $6.2 million of commercial and commercial real estate loans for unaffiliated third parties as of June 30, 2007. The Company capitalizes servicing rights on these fees and recognizes gains and losses on the sale of the principal portion of these loans as they occur. The unamortized balance of servicing rights on loans sold with servicing retained was $315 thousand at June 30, 2007, with an estimated market value in excess of their carrying value.

In the ordinary course of business, the Company occasionally participates out, on a non-recourse basis, a portion of commercial or real estate loans to other financial institutions for liquidity or credit concentration management purposes. The total of loans participated out as of June 30, 2007 was $12.7 million.

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

Restructured loans include the Company's troubled debt restructurings that involved forgiving a portion of interest or principal on any loans, refinancing loans at a rate materially less than the market rate, rescheduling loan payments, or granting other concessions to a borrower due to financial or economic reasons related to the debtor's financial difficulties. Restructured loans do not include qualifying restructured loans that have complied with the terms of their restructure agreement for a satisfactory period of time. Restructured loans in compliance with modified terms totaled $1.9 million at June 30, 2007 and $1.3 million at December 31, 2006. Of the $1.9 million in restructured loans at June 30, 2007, all except $248 thousand is guaranteed by the U.S. Department of Agriculture-Rural Development or by the Vermont Economic Development Authority. At, June 30, 2007 the Company was not committed to lend any additional funds to borrowers whose terms have been restructured.

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

The Company had loans in nonaccrual status totaling $3.0 million, or 0.97% of gross loans at June 30, 2007, $2.5 million, or 0.80%, at December 31, 2006, and $1.2 million, or 0.38%, at June 30, 2006. The increase over the last six months is primarily due to one residential construction loan with a loan to value ratio less than 75% being placed in nonaccrual status. Certain loans in non-accrual status are covered by guarantees of U.S. Government or state agencies. Approximately $507 thousand of the balances in this category were covered by such guarantees at June 30, 2007. The aggregate interest income not recognized on such nonaccrual loans amounted to approximately $464 thousand and $274 thousand as of June 30, 2007 and 2006, respectively and $371 thousand as of December 31, 2006.

The Company had $554 thousand in loans past due 90 days or more and still accruing at June 30, 2007 and $2.2 million at December 31, 2006. The decrease between periods was mainly due to three real estate loans that have subsequently been moved to nonaccrual totaling $764 thousand, two real estate loans totaling $292 thousand that have paid off, loans totaling $936 thousand that have subsequently been brought current or are less than 90 days past due, partially offset by $392 thousand of loans that have become 90 days or more past due as of June 30, 2007. Certain loans past due 90 days or more and still accruing interest are covered by guarantees of U.S. Government or state agencies. Approximately $160 thousand of the balances in this category were covered by such guarantees at June 30, 2007.

At June 30, 2007, and December 31, 2006, respectively, the Company had internally classified certain loans totaling $74 thousand and $319 thousand, respectively. In management's view, such loans represent a higher degree of risk and could become nonperforming loans in the future. While still on a performing status, in accordance with the Company's credit policy, loans are internally classified when a review indicates one or more of the following conditions makes the likelihood of collection uncertain:

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

On occasion real estate properties are acquired through or in lieu of loan foreclosure. These properties are to be sold and are initially recorded at the lesser of the recorded loan or fair value via an appraisal for more significant properties and an evaluation for minor properties at the date of acquisition establishing a new carrying basis. The Company had $3 thousand of land, $184 thousand in residential real estate, and $251 thousand of commercial real estate property classified as OREO at June 30, 2007 compared to $3 thousand of land, $98 thousand of residential real estate and $298 thousand of commercial real estate property at December 31, 2006. The other real estate owned was included in Other Assets on the Consolidated Balance Sheet at both time periods.

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

Adequacy of the allowance for loan losses is determined using a consistent, systematic methodology, which analyzes the risk inherent in the loan portfolio. In addition to evaluating the collectibility of specific loans when determining the adequacy of the allowance, management also takes into consideration other factors such as changes in the mix and size of the loan portfolio, historic loss experience, the amount of delinquencies and loans adversely classified, industry trends, and the impact of the local and regional economy on the Company's borrowers. The adequacy of the allowance for loan losses is assessed by an allocation process whereby specific loss allocations are made against certain adversely classified loans and general loss allocations are made against segments of the loan portfolio which have similar attributes. While for internal analytical purposes the Company allocates the allowance for loan losses based on a percentage by category, the portion of the allowance for loan losses allocated to each category does not represent the total available for future losses which may occur within the loan category since the total allowance for possible loan losses is a valuation reserve available to cover losses in the entire portfolio.

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

For the quarter ended June 30, 2007, the methodology used to determine the provision for loan losses was unchanged from the prior quarter or year. The Company's loan portfolio balance decreased $10.4 million, or 3.3% from December 31, 2006. There was a reduction in the balance of all loan types except commercial and commercial real estate between December 31, 2006 and June 30, 2007. There was an improvement in the ratio of allowance for loan losses to nonperforming loans from 70.26% at December 31, 2006 to 94.81% at June 30, 2007. The overall reduction in the loan portfolio decreased the estimated allowance for loan losses, while a rise in nonperforming loans increased the estimated allowance for loan losses. As a result of the combined changes the Company designated no loan loss provision for the quarter ended June 30, 2007 which, together with net charge-offs after recoveries left the allowance for loan losses at $3.3 million at June 30, 2007. There was no material change in the lending programs or terms during the quarter.

The following table reflects activity in the allowance for loan losses for the three and six months ended June 30, 2007 and 2006:

                                  Three Months Ended, June 30,    Six Months Ended, June 30,
                                  ----------------------------    --------------------------
                                        2007        2006                2007      2006
                                        ----        ----                ----      ----
                                                    (Dollars in thousands)
Balance at beginning of period         $3,342      $3,147              $3,338    $3,071
Charge-offs
  Real Estate                               -           -                  30         -
  Commercial                                -           -                   -         -
  Consumer and other                       26          26                  54        35
                                       ------      ------              ------    ------
    Total charge-offs                      26          26                  84        35
                                       ------      ------              ------    ------
Recoveries
  Real Estate                               1           3                   8        25
  Commercial                                1           -                   2        12
  Consumer and other                        8           6                  17        12
                                       ------      ------              ------    ------
    Total recoveries                       10           9                  27        49
                                       ------      ------              ------    ------
Net (charge-offs) recoveries              (16)        (17)               (57)        14
                                       ------      ------              ------    ------
Provision for loan losses                   -         105                  45       150
                                       ------      ------              ------    ------
Balance at end of period               $3,326      $3,235              $3,326    $3,235
                                       ======      ======              ======    ======

The following table shows the internal breakdown of the Company's allowance for loan losses by category of loan (net of loans held for sale) and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

                                      June 30, 2007        December 31, 2006
                                   ------------------     ------------------
                                   Amount     Percent     Amount     Percent
                                   ------     -------     ------     -------
                                             (Dollars in thousands)
Real Estate
  Residential                      $  666       34.8      $  640       34.8
  Commercial                        1,967       44.3       1,901       41.7
  Construction                        240        6.7         296        7.2
Other Loans
  Commercial                          316        6.7         312        6.1
  Consumer installment                115        2.4         125        2.5
  Municipal, Other and
   Unallocated                         22        5.1          64        7.7
                                   ------      -----      ------      -----
    Total                          $3,326      100.0      $3,338      100.0
                                   ======      =====      ======      =====
Ratio of Net Charge Offs
 (Recoveries) to Average Loans
 not held for sale (1)                          0.04                  (0.03)
                                               =====                  =====
Ratio of Allowance for Loan
 Losses to Loans not held
 for sale                                       1.10                   1.06
                                               =====                  =====
Ratio of Allowance for Loan
 Losses to nonperforming
 loans (2)                                     94.81                  70.26
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

Management of the Company believes that the allowance for loan losses at June 30, 2007, was appropriate to cover losses inherent in the Company's loan portfolio as of such date. There can be no assurance that the Company will not sustain losses in future periods, which could be greater than the size of the allowance for loan losses at June 30, 2007. See CRITICAL ACCOUNTING POLICIES. While the Company recognizes that an economic slowdown may adversely impact its borrowers' financial performance and ultimately their ability to repay their loans, management continues to be cautiously optimistic about the key credit indicators from the Company's loan portfolio.

Investment Activities. At June 30, 2007, the reported value of investment securities available-for-sale was $26.7 million or 7.1% of assets. The amount in investment securities available-for-sale increased from $23.7 million, or 6.2% of assets at December 31, 2006, as the Company rebuilt the investment portfolio in light of decreased loan demand.

The Company had no securities classified as held-to-maturity or trading. The reported value of investment securities available-for-sale at June 30, 2007 reflects a negative valuation adjustment of $494 thousand. The offset of this adjustment, net of income tax effect, was a $326 thousand loss reflected in the Company's accumulated other comprehensive loss component of stockholders' equity at June 30, 2007.

At June 30, 2007, thirty-seven securities with a fair value of $13.7 million or 51.4% of the portfolio have been in an unrealized loss position for more than twelve months totaling $442 thousand. These unrealized losses are attributed to the interest rate environment as there are no credit quality issues. The Company has the ability to hold all of these securities, classified as available-for-sale, for the foreseeable future. Management deems the unrealized losses on the Company's securities not to be other than temporary.

At December 31, 2006, the Company had thirty-eight debt securities with a fair value of $15.0 million with an unrealized loss of $400 thousand, or 63.3% of the value of the amortized cost of the entire investment portfolio, that had existed for more than 12 months.

Deposits. The following table shows information concerning the Company's average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the periods ended June 30, 2007, and December 31, 2006:

                                Six Months Ended June 30,              Year Ended December 31,
                                           2007                                 2006
                            ---------------------------------     ---------------------------------
                                         Percent                               Percent
                            Average      of Total     Average     Average      of Total     Average
                             Amount      Deposits      Rate        Amount      Deposits      Rate
                            -------      --------     -------     -------      --------     -------
                                                     (Dollars in thousands)
Non-time deposits:
  Demand deposits            $47,480       15.1           -       $ 49,328       15.9           -
  NOW accounts                51,608       16.4        0.79%        52,937       17.1        0.74%
  Money Market accounts       51,569       16.4        2.71%        56,286       18.1        2.48%
  Savings accounts            42,647       13.6        0.63%        46,061       14.8        0.60%
                            --------      -----                   --------      -----
Total non-time deposits      193,304       61.5        1.07%       204,612       65.9        1.01%
                            --------      -----                   --------      -----
Time deposits:
  Less than $100,000          76,157       24.2        4.07%        66,982       21.6        3.34%
  $100,000 and over           45,087       14.3        4.93%        38,706       12.5        4.14%
                            --------      -----                   --------      -----
Total time deposits          121,244       38.5        4.39%       105,688       34.1        3.64%
                            --------      -----                   --------      -----
Total deposits              $314,548      100.0        2.35%      $310,300      100.0        1.90%
                            ========      =====                   ========      =====

The Company's customers have been opening certificates of deposit to take advantage of increasing time deposit rates as evidenced by the $6.4 million, or 16.5% increase in average time deposits of $100,000 and over and the $9.2 million, or 13.7% increase in time deposits less than $100,000 in 2007 year to date versus 2006.

As a participant in the Certificate of Deposit Account Registry Service (CDARS) of Promontory Interfinancial Network, LLC, there were $4.3 million of time deposits less than $100,000 on the balance sheet at June 30, 2007 which are considered to be "brokered" deposits. The deposits are matched dollar for dollar with Union's customer deposits which have been placed in other financial institutions in order to provide those customers with full FDIC insurance coverage.

The following table sets forth information regarding the Company's time deposits in amounts of $100,000 and over at June 30, 2007, and December 31, 2006, that mature during the periods indicated:

                            June 30, 2007     December 31, 2006
                            -------------     -----------------
                                   (Dollars in thousands)

Within 3 months                $13,495             $13,466
3 to 6 months                    9,610              17,254
6 to 12 months                   7,418              11,299
Over 12 months                   2,797               2,219
                               -------             -------
                               $33,320             $44,238
                               =======             =======

The drop in time deposits in amounts of $100,000 and over between December 31, 2006 and June 30, 2007 is normal given the seasonality of municipal deposits with the maturity of their deposits utilized to payoff their tax anticipation notes as of June 30th as previously discussed.

Borrowings. Borrowings from the FHLB were $18.9 million at June 30, 2007, at a weighted average rate of 5.08%, and $14.6 million at December 31, 2006, at a weighted average rate of 4.82%. The change between year end 2006 and the end of the second quarter 2007 is a net increase of $4.3 million, or 29.5%, mainly due to the $5 million one week advance that matured on July 2, 2007 that was taken to hedge against a liquidity crunch caused by municipal customer activity at quarter end generated to comply with state law.

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

Members of ALCO meet informally at least weekly to set loan and deposit rates, make investment decisions, monitor liquidity and evaluate the loan demand pipeline. Deposit runoff is monitored daily and loan prepayments evaluated monthly. The Company historically has maintained a substantial portion of its loan portfolio on a variable-rate basis and plans to continue this Asset/Liability Management (ALM) strategy in the future. Portions of the variable-rate loan portfolio have interest rate floors and caps which are taken into account by the Company's ALM modeling software to predict interest rate sensitivity, including prepayment risk. As of June 30, 2007, the investment portfolio was all classified as available-for-sale and the modified duration was relatively short. The Company does not utilize any derivative products or invest in any "high risk" instruments.

The Company's interest rate sensitivity analysis (simulation) as of December 2006 for a flat rate environment (Prime at December 31, 2006 and June 30, 2007, was 8.25%) projected the following for the six months ended June 30, 2007, compared to the actual results:

                                             June 30, 2007
                                 -------------------------------------
                                                            Percentage
                                 Projected     Actual       Difference
                                 ---------     ------       ----------
                                         (Dollars in thousands)
       Net Interest Income          $8,737     $8,830             1.1%
       Net Income                   $2,551     $2,721             6.7%
       Return on Assets              1.40%      1.44%             2.9%
       Return on Equity             12.52%     13.08%             4.5%

Actual net income is higher than projected mainly due to the higher actual net interest income than projected, the lower actual loan loss provision, and the gain on sales of securities and other real estate owned that had not been projected.

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

The Company generally requires collateral or other security to support financial instruments with credit risk. As of June 30, 2007 and December 31, 2006, the contract or notional amount of financial instruments whose contract or notional amount represents credit risk was as follows:

                                            June 30, 2007      December 31, 2006
                                            -------------      -----------------
                                                   (Dollars in thousands)
Commitments to originate loans                 $18,790              $12,176
Unused lines of credit                          36,418               36,574
Standby letters of credit                          960                1,046
Credit Card arrangements                         1,547                1,457
Equity investment commitment to housing
 limited partnership                                 -                  917
Commitments to repurchase treasury stock             9                    -
                                               -------              -------
    Total                                      $57,724              $52,170
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

The Company's significant fixed and determinable contractual obligations to third parties at June 30, 2007, and December 31, 2006, were as follows:

                                              June 30, 2007    December 31, 2006
                                              -------------    -----------------
                                                    (Dollars in thousands)
Operating lease commitments                      $    267           $    316
Maturities on borrowed funds                       18,922             14,596
Deposits without stated maturity (1)              197,068            202,997
Certificates of deposit (1)                       111,797            116,825
Pension plan contributions (2)                        635                700
Deferred compensation payouts (3)                     488                551
Equity in housing limited partnerships                902                356
Real estate and construction contracts (4)            691                 28
                                                 --------           --------
    Total                                        $330,770           $336,369
                                                 ========           ========
--------------------
(1) While Union has a contractual obligation to depositors should they wish to withdraw all or some of the funds on deposit, management believes, based on historical analysis, that the majority of these deposits will remain on deposit for the foreseeable future. The amounts exclude interest accrued.
(2) Funding requirements for pension benefits after 2007 are excluded due to the significant variability in the assumptions required to project the amount and timing of future cash contributions.
(3) The Company owns life insurance on the lives of the payees, in an amount estimated by management to be sufficient to reimburse the Company for the deferred compensation payments should the Company desire to utilize the death benefit proceeds for that purpose. The policies have a current cash surrender value of $2.0 million. The Company also owns mutual funds.
(4) Contracts to purchase a new branch site and to complete renovation on one of the Morrisville administrative buildings.

The Company's subsidiary bank is required (as are all banks) to maintain vault cash or a noninterest bearing reserve balance as established by Federal Reserve regulations. The Bank's daily total reserve for the 14 day maintenance period including June 30, 2007 was $401 thousand and for December 31, 2006 was $2.3 million, both of which were satisfied by vault cash. The Bank reclassifies transaction deposit accounts that meet certain criteria to savings accounts, in accordance with Federal Reserve banking regulations, for the purpose of reporting deposits subject to reserves to the Federal Reserve Bank of Boston. Fluctuations in the number and balances of transaction deposit accounts reclassified for reporting deposits subject to reserves impact the total reserve requirement for each 14 day maintenance period. The Company has also committed to maintain a noninterest bearing contracted clearing balance of $1 million at June 30, 2007 with the Federal Reserve Bank of Boston.

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

The following table shows the Company's rate sensitivity analysis as of June 30, 2007:

                                                                              Cumulative repriced within
                                                      3 Months     4 to 12      1 to 3       3 to 5       Over 5
                                                       or Less      Months       Years        Years        Years         Total
                                                      --------     -------      ------       ------       ------         -----
                                                                         (Dollars in thousands, by repricing date)
Interest sensitive assets:
  Federal funds sold and
   overnight deposits                                 $  5,064     $     -     $     -      $      -     $      -      $  5,064
  Interest bearing deposits in banks                       788       3,457       4,833         1,271           90        10,439
  Investment securities available-for-sale (1)(3)          609       6,084       8,872         4,862        5,963        26,390
  FHLB Stock                                                 -           -           -             -        1,385         1,385
  Loans and loans held for sale (2)(3)                  97,325      42,432      67,092        62,018       37,573       306,440
                                                      --------     -------     -------      --------     --------      --------
    Total interest sensitive assets                   $103,786     $51,973     $80,797      $ 68,151     $ 45,011      $349,718

Interest sensitive liabilities:
  Time deposits                                       $ 45,426     $50,308     $15,365      $    698     $      -      $111,797
  Money markets                                          6,585           -           -             -       42,986        49,571
  Regular savings                                        4,252           -           -             -       37,954        42,206
  NOW accounts                                          21,397           -           -             -       36,950        58,347
  Borrowed funds                                         5,202         621       1,240         2,946        8,913        18,922
                                                      --------     -------     -------      --------     --------      --------
    Total interest sensitive liabilities              $ 82,862     $50,929     $16,605      $  3,644     $126,803      $280,843

Net interest rate sensitivity gap                     $ 20,924     $ 1,044     $64,192      $ 64,507     $(81,792)     $ 68,875
Cumulative net interest rate
 sensitivity gap                                      $ 20,924     $21,968     $86,160      $150,667     $ 68,875
Cumulative net interest rate
 sensitivity gap as a
 percentage of total assets                               5.6%        5.8%       22.9%         40.1%        18.3%
Cumulative net interest rate sensitivity
 gap as a percentage of total
 Interest sensitive assets                                6.0%        6.3%       24.6%         43.1%        19.7%
Cumulative net interest rate sensitivity
 gap as a percentage of total
 Interest sensitive liabilities                           7.5%        7.8%       30.7%         53.6%        24.5%

(1)   Investment securities available-for-sale exclude marketable equity securities with a fair value of $275 thousand and mutual funds with a value of $17 thousand that may be sold by the Company at any time.
(2)   Balances shown net of unearned income of $108 thousand.
(3)   Estimated repayment assumptions considered in Asset/Liability model.

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

The following chart reflects the cumulative results of the Company's latest simulation analysis for the next twelve months on net interest income, net income, return on assets, return on equity and net fair value ratio. Shocks are intended to capture interest rate risk under extreme conditions by immediately shifting to the new level. The projection utilizes a rate shock, applied proportionately, of up and down 300 basis points from the June 30, 2007 prime rate of 8.25%, this is the highest and lowest internal slopes monitored. This slope range was determined to be the most relevant during this economic cycle.

                              INTEREST RATE SENSITIVITY ANALYSIS MATRIX
                                        (Dollars in thousands)

                                                                Return on     Return on     Net Fair
12 Months     Prime      Net Interest     Change      Net        Assets        Equity        Value
 Ending        Rate         Income          %        Income         %             %          Ratio
June-08       11.25%       $19,705         11.75     $6,953       1.79          16.28         8.81%
               8.25%       $17,633             -     $5,528       1.38          12.84        10.61%
               5.25%       $15,443        (12.42)    $4,024       0.94           8.97        12.40%

The resulting projected cumulative effect of these estimates on net interest income and the net fair value ratio for the twelve month period ending June 30, 2008, are within approved ALCO guidelines for interest rate risk for a flat and up 300 basis point rate environment but in a down 300 basis point rate environment both Return on Assets and Return on Equity are below policy guidelines. The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk under different rate scenarios.

Liquidity. Managing liquidity risk is essential to maintaining both depositor confidence and stability in earnings. Liquidity is a measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to fund deposit withdrawals, repay borrowings, fund investment and lending activities, and for other general business purposes. The Company's principal sources of funds are deposits, amortization and prepayment of loans and securities, maturities of investment securities and other short-term investments, sales of securities and loans available-for-sale, earnings and funds provided from operations. Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities, reduces the Company's exposure to rollover risk on deposits and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments, draws on unused lines of credit and requests for new loans. The Company's strategy is to fund assets, to the maximum extent possible, with core deposits that provide a sizable source of relatively stable and low-cost funds. For the quarter ended, June 30, 2007, the Company's ratio of average loans to average deposits was 97.5% compared to the prior year of 101.1%.

In addition, as Union Bank is a member of the FHLB of Boston, it has access to an unused line of credit up to $1.6 million at June 30, 2007 over and above the term advances already drawn on the line based on FHLB estimate as of that date and with the purchase of required capital stock that amount would rise to $41.2 million. This line of credit could be used for either short or long term liquidity or other needs. In addition to its borrowing arrangements with the FHLB of Boston, Union Bank maintains a $7.5 million pre-approved Federal Funds line of credit with an upstream correspondent bank and a repurchase agreement line with a selected brokerage house. There were no balances outstanding on either line at June 30, 2007. Union is a member of the Certificate of Deposit Account Registry Service ("CDARS") of Promontory Interfinancial Network which allows Union to provide higher FDIC deposit insurance to customers by exchanging deposits with other members and allows Union to purchase deposits from other members as another source of funding. There were no purchased deposits at either June 30, 2007 or December 31, 2006 although Union had exchanged $4.3 million and $2.5 million, respectively, with other CDARS members as of those dates.

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

The Company's management monitors current and projected cash flows and adjusts positions as necessary to maintain adequate levels of liquidity. Although approximately 85% of the Company's time deposits will mature within twelve months, management believes, based upon past experience, (percentage of time deposits to mature within twelve months has ranged from 72% to 85% over the preceding eight years) the relationships developed with local municipalities, and the introduction of new deposit products in 2005, that Union Bank will retain a substantial portion of these deposits. Management will continue to offer a competitive but prudent pricing strategy to facilitate retention of such deposits. The inverted yield curve for the last year and the proliferation of certificate of deposit specials have contributed to the shortening of the maturities in time deposits. A reduction in total deposits could be offset by purchases of federal funds, purchases of deposits, short-or-long-term FHLB borrowings, utilization of the repurchase agreement line, or liquidation of investment securities, purchased brokerage certificates of deposit or loans held for sale. Such steps could result in an increase in the Company's cost of funds or a decrease in the yield earned on assets and therefore adversely impact the net interest spread and margin. Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. However, any projections of future cash needs and flows are subject to substantial uncertainty. Management continually evaluates opportunities to buy/sell securities and loans available-for-sale, obtain credit facilities from lenders, or restructure debt for strategic reasons or to further strengthen the Company's financial position.

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

The total dollar value of the Company's stockholders' equity was $41.7 million at June 30, 2007, reflecting net income of $2.7 million for the first six months of 2007, less cash dividends paid of $2.5 million, the purchase of 11,330 shares of Treasury stock totaling $243 thousand, and an increase of $172 thousand in accumulated other comprehensive loss, compared to stockholders' equity of $41.9 million at year end 2006.

Union Bankshares, Inc. has 7.5 million shares of $2.00 par value common stock authorized. As of June 30, 2007, the Company had 4,918,611 shares issued, of which 4,520,647 were outstanding and 397,964 were held in Treasury.

The Board of Directors has authorized the repurchase of up to 100,000 shares of common stock, or approximately 2.2% of the Company's outstanding shares at the authorization date, for an aggregate repurchase cost not to exceed $2.15 million. Shares can be repurchased in the open market or in negotiated transactions. The repurchase program is open for an unspecified period of time. As of June 30, 2007 the Company had repurchased 11,330 shares under this program, for a total cost of $243 thousand year-to-date, and 37,016 shares at a total cost of $785 thousand since the inception of the program in November, 2005.

As of June 30, 2007, there were outstanding employee incentive stock options with respect to shares of the Company's common stock, granted pursuant to Union Bankshares' 1998 Incentive Stock Option Plan. As of such date, 12,825 options were currently exercisable but only 3,325 of those options were "in the money". Of the 75,000 shares authorized for issuance under the 1998 Plan, 45,450 shares remain available for future option grants. During the second quarter of 2007, no incentive stock options were granted or exercised pursuant to the 1998 plan.

Union Bankshares, Inc. and Union Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Management believes, as of June 30, 2007, that both companies meet all capital adequacy requirements to which they are subject. As of June 30, 2007, the most recent calculation categorizes Union Bank as well capitalized under the regulatory framework for prompt corrective action. The prompt corrective action capital category framework applies to FDIC insured depository institutions such as Union but does not apply directly to bank holding companies such as the Company. To be categorized as well capitalized, Union Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since June 30, 2007, that management believes have changed either company's category.

Union Bank's and the Company's actual capital amounts and ratios as of June 30, 2007, are presented in the following table:

                                                                                            Minimums
                                                                                           To Be Well
                                                                      Minimums          Capitalized Under
                                                                     For Capital        Prompt Corrective
                                                 Actual             Requirements        Action Provisions
                                           -----------------      -----------------     -----------------
                                           Amount      Ratio      Amount      Ratio     Amount      Ratio
                                           ------      -----      ------      -----     ------      -----
                                                               (Dollars in thousands)
Total capital to risk weighted assets
  Union Bank                               $46,090     17.2%      $21,437     8.0%      $26,797     10.0%
  Company                                  $46,241     17.2%      $21,496     8.0%          N/A       N/A
Tier I capital to risk weighted assets
  Union Bank                               $42,717     15.9%      $10,719     4.0%      $16,079      6.0%
  Company                                  $42,871     16.0%      $10,745     4.0%          N/A       N/A
Tier I capital to average assets
  Union Bank                               $42,717     11.3%      $15,081     4.0%      $18,851      5.0%
  Company                                  $42,871     11.4%      $15,082     4.0%          N/A       N/A

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

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no known pending legal proceedings to which the Company or its subsidiary is a party, or to which any of their properties is subject, other than ordinary litigation arising in the normal course of business activities. Although the amount of any ultimate liability with respect to such proceedings cannot be determined, in the opinion of management, any such liability would not have a material effect on the consolidated financial position of the Company and its subsidiary.

Item 1A. Risk Factors.

There have been no material changes in the Company's risk factors from those previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.  Unregistered Sales of Securities and Use of Proceeds.

                                          ISSUER PURCHASES OF EQUITY SECURITIES
                                                                                                    Maximum Number of
                                                                                                  Shares that May Yet Be
                                                           Total Numbers of Shares Purchased         Purchased Under
                  Total Number of      Average Price      as Part of Publicly Announced Plans          the Plans or
   Period         Shares Purchased     Paid per Share               or Programs (1)                      Programs
------------------------------------------------------------------------------------------------------------------------
April 2007                 -               $    -                            -                            72,751
May 2007                 800               $21.69                          800                            71,951
June 2007              8,967               $21.38                        8,967                            62,984

(1)   Since November 18, 2005, the Company has maintained an informal stock repurchase program pursuant to which the
      Company may repurchase up to $2.15 million or 100,000 shares of common stock, or approximately 2.2% of the
      Company's outstanding shares as of the authorization date. Shares can be repurchased in the open market or in negotiated transactions. The repurchase program is open for an unspecified period of time. As of June 30, 2007 the
      Company had repurchased 11,330 shares under this program for a total cost of $243 thousand during 2007. Since inception of the program, the Company has repurchased 37,016 shares at a total cost of $785 thousand.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting of shareholders on May 16, 2007. Of 4,530,414 shares outstanding on the record date of the meeting (March 30, 2007) and entitled to vote, 3,883,360 shares were represented in person or by proxy. Two matters were voted on by the shareholders at the meeting; one was to fix the number of directors at eight and to elect the following individuals as directors for the ensuing year:

    Nominees                   Votes        Votes       Votes        Broker
                                For       Withheld    Abstained    Non-votes

    Cynthia D. Borck         3,865,037     11,802       6,521          -
    Steven J. Bourgeois      3,875,626      1,213       6,521          -
    Kenneth D. Gibbons       3,866,280     10,559       6,521          -
    Franklin G. Hovey, II    3,875,636      1,203       6,521          -
    Richard C. Marron        3,862,181     14,658       6,521          -
    Robert P. Rollins        3,874,803      2,036       6,521          -
    Richard C. Sargent       3,874,912      1,927       6,521          -
    John H. Steel            3,876,836          3       6,521          -

The second was to approve an amendment to Section 7 of the Company's Amended and Restated Articles of Association increasing the number of authorized shares of common stock, $2.00 par value per share, from 5,000,000 to 7,500,000 shares. There were 3,639,074 votes for, 70,109 votes withheld, 174,174 votes abstained and 3 broker nonvotes.

Item 6.  Exhibits.

      3.1 Amended and Restated Articles of Incorporation of Union Bankshares, Inc. as of May 16, 2007.
      31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
      31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
      32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
      32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

August 13, 2007                  Union Bankshares, Inc.

                                 /s/ Kenneth D. Gibbons
                                 -------------------------------------
                                 Kenneth D. Gibbons
                                 Director, President and
                                 Chief Executive Officer

                                 /s/ Marsha A. Mongeon
                                 -------------------------------------
                                 Marsha A. Mongeon
                                 Chief Financial Officer and Treasurer
                                 (Principal Financial Officer)

                                 EXHIBIT INDEX

3.1     Amended and Restated Articles of Incorporation of Union Bankshares, Inc.
31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.