Form 10-Q
period 2007-09-30
UNION BANKSHARES INC
filed 2007-11-14
CIK 706863

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
               For the quarterly period ended: September 30, 2007

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

November 2, 2007:
      Common Stock, $2 par value                     4,507,308 shares

                             UNION BANKSHARES, INC.
                               TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements.
Unaudited Consolidated Financial Statements Union Bankshares,
 Inc. and Subsidiary
  Consolidated Balance Sheets                                                 3
  Consolidated Statements of Income                                           4
  Consolidated Statement of Changes in Stockholders' Equity                   5
  Consolidated Statements of Cash Flows                                       6
Notes to Unaudited Consolidated Financial Statements                          8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                          10
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.         37
Item 4.  Controls and Procedures.                                            37

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.                                                  37
Item 1A. Risk Factors.                                                       37
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.        37
Item 6.  Exhibits.                                                           38

Signatures                                                                   38

Part l Financial Information
Item 1.   Financial Statements

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                   September 30,    December 31,
                                                                        2007            2006
                                                                        ----            ----
Assets                                                                 (Dollars in thousands)
  Cash and due from banks                                             $ 12,061        $ 11,694
  Federal funds sold and overnight deposits                              9,151           9,263
                                                                      --------        --------
  Cash and cash equivalents                                             21,212          20,957

  Interest bearing deposits in banks                                    10,634           5,417
  Investment securities available-for-sale                              34,270          23,682
  Loans held for sale                                                    4,220           3,750

  Loans                                                                311,368         313,822
    Allowance for loan losses                                           (3,396)         (3,338)
    Unearned net loan fees                                                (105)           (120)
                                                                      --------        --------
      Net loans                                                        307,867         310,364

  Accrued interest receivable                                            1,918           2,001
  Premises and equipment, net                                            6,293           6,080
  Other assets                                                          11,077           8,898
                                                                      --------        --------

      Total assets                                                    $397,491        $381,149
                                                                      ========        ========

Liabilities and Stockholders' Equity

Liabilities
  Deposits
    Noninterest bearing                                               $ 54,890        $ 54,875
    Interest bearing                                                   278,532         264,947
                                                                      --------        --------
      Total deposits                                                   333,422         319,822
  Borrowed funds                                                        14,618          14,596
  Liability for pension benefits                                         1,589           1,317
  Accrued interest and other liabilities                                 5,941           3,491
                                                                      --------        --------
      Total liabilities                                                355,570         339,226
                                                                      --------        --------

Commitments and Contingencies

Stockholders' Equity
  Common stock, $2.00 par value; 7,500,00 shares authorized
   at 9/30/07 and 5,000,000 at 12/31/06; 4,918,611 shares
   issued at 9/30/07 and 12/31/06                                        9,837           9,837
  Paid-in capital                                                          157             150
  Retained earnings                                                     35,543          35,203
  Treasury stock at cost; 404,395 shares at 9/30/07 and 386,634
   at 12/31/06                                                          (2,639)         (2,264)
  Accumulated other comprehensive loss                                    (977)         (1,003)
                                                                      --------        --------
      Total stockholders' equity                                        41,921          41,923
                                                                      --------        --------

      Total liabilities and stockholders' equity                      $397,491        $381,149
                                                                      ========        ========

See accompanying notes to the unaudited consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                             Three Months Ended         Nine Months Ended
                                                             ------------------         -----------------
                                                                September 30,             September 30,
                                                              2007         2006         2007         2006
                                                              ----         ----         ----         ----
                                                             (Dollars in thousands except Per Share Data)
Interest income
  Interest and fees on loans                               $   6,115    $   6,122    $  17,959    $  17,427
  Interest on debt securities
    Taxable                                                      275          188          766          721
    Tax exempt                                                    59           47          155          145
  Dividends                                                       25           49           82           94
  Interest on federal funds sold and overnight deposits          132           67          312          110
  Interest on interest bearing deposits in banks                 128           61          324          208
                                                           ---------    ---------    ---------    ---------
    Total interest income                                      6,734        6,534       19,598       18,705
                                                           ---------    ---------    ---------    ---------
Interest expense
  Interest on deposits                                         1,941        1,532        5,606        4,176
  Interest on borrowed funds                                     182          287          551          700
                                                           ---------    ---------    ---------    ---------
    Total interest expense                                     2,123        1,819        6,157        4,876
                                                           ---------    ---------    ---------    ---------

      Net interest income                                      4,611        4,715       13,441       13,829

Provision for loan losses                                        190            -          235          150
                                                           ---------    ---------    ---------    ---------
    Net interest income after provision for loan losses        4,421        4,715       13,206       13,679
                                                           ---------    ---------    ---------    ---------

Noninterest income
  Trust income                                                    94           74          261          219
  Service fees                                                   866          787        2,516        2,280
  Net gains on sales of investment securities                     30            5           67           22
  Net gains on sales of loans held for sale                       48          108           98          227
  Other income                                                    45           19          211          194
                                                           ---------    ---------    ---------    ---------
    Total noninterest income                                   1,083          993        3,153        2,942
                                                           ---------    ---------    ---------    ---------

Noninterest expenses
  Salaries and wages                                           1,565        1,536        4,692        4,541
  Pension and employee benefits                                  541          541        1,721        1,670
  Occupancy expense, net                                         186          184          620          585
  Equipment expense                                              278          269          821          786
  Other expenses                                               1,004          893        2,941        2,689
                                                           ---------    ---------    ---------    ---------
    Total noninterest expense                                  3,574        3,423       10,795       10,271
                                                           ---------    ---------    ---------    ---------

      Income before provision for income taxes                 1,930        2,285        5,564        6,350

Provision for income taxes                                       508          623        1,421        1,681
                                                           ---------    ---------    ---------    ---------

    Net income                                             $   1,422    $   1,662    $   4,143    $   4,669
                                                           =========    =========    =========    =========

Earnings per common share                                  $    0.32    $    0.37    $    0.92    $    1.03
                                                           =========    =========    =========    =========

Weighted average number of common
 shares outstanding                                        4,518,204    4,540,740    4,526,243    4,541,022
                                                           =========    =========    =========    =========

Dividends per common share                                 $    0.28    $    0.26    $    0.84    $    0.78
                                                           =========    =========    =========    =========

See accompanying notes to the unaudited consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

                                        Common Stock
                                     -------------------                                        Accumulated
                                      Shares,                                                      other            Total
                                      net of                Paid-in    Retained    Treasury    comprehensive    stockholders'
                                     Treasury     Amount    capital    earnings     stock          loss            equity
                                     --------     ------    -------    --------    --------    -------------    -------------
                                                                      (Dollars in thousands)
Balances, December 31,  2006         4,531,977    $9,837     $150      $35,203     $(2,264)       $(1,003)         $41,923

Comprehensive income:
Net income                                   -         -        -        4,143           -              -            4,143
Change in net unrealized loss on
 investment securities
 available-for-sale, net of
 reclassification adjustment and
 tax effects                                 -         -        -            -           -             13               13
Net change in unfunded liability
 for pension benefits, net of tax            -         -        -            -           -             13               13
                                                                                                                   -------

Total comprehensive income                                                                                           4,169
                                                                                                                   -------

Cash dividends declared
 ($0.84 per share)                           -         -        -       (3,803)          -              -           (3,803)

Issuance of stock options                    -         -        7            -           -              -                7

Purchase of treasury stock             (17,761)        -        -            -       (375)              -             (375)
                                     ---------    ------     ----      -------     -------        -------          -------

Balances, September 30, 2007         4,514,216    $9,837     $157      $35,543     $(2,639)       $  (977)         $41,921
                                     =========    ======     ====      =======     =======        =======          =======

See accompanying notes to the unaudited consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                              Nine Months Ended
                                                                       ------------------------------
                                                                       September 30,    September 30,
                                                                            2007             2006
                                                                            ----             ----
                                                                           (Dollars in thousands)
Cash Flows From Operating Activities
  Net Income                                                              $  4,143         $  4,669
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation                                                               570              585
    Provision for loan losses                                                  235              150
    Credit for deferred income taxes                                          (236)            (109)
    Net amortization of investment securities                                   11               55
    Equity in losses of limited partnerships                                   199              231
    Issuance of stock options                                                    7                7
    Write-downs of other real estate owned                                      72                -
    Decrease in unamortized loan fees                                          (15)             (26)
    Proceeds from sales of loans held for sale                              13,405           15,476
    Origination of loans held for sale                                     (13,777)         (11,127)
    Net gains on sales of loans held for sale                                  (98)            (227)
    Net gains on sales of investment securities                                (67)             (22)
    Net losses (gains) on disposals of premises and equipment                    1               (6)
    Net gains on sales of repossessed property                                  (4)               -
    Net gains on sales of other real estate owned                              (44)               -
    Decrease in accrued interest receivable                                     83              101
    Increase in other assets                                                  (778)            (341)
    Increase  in income taxes                                                   23              153
    Increase in accrued interest payable                                       181              289
    Increase in other liabilities                                            1,498              716
                                                                          --------         --------
      Net cash provided by operating activities                              5,409           10,574
                                                                          --------         --------

Cash Flows From Investing Activities
  Interest bearing deposits in banks
    Maturities and redemptions                                               1,183            2,788
    Purchases                                                               (6,400)            (297)
  Investment securities available-for-sale
    Sales                                                                      546            7,594
    Maturities, calls and paydowns                                           1,811            3,321
    Purchases                                                              (12,870)            (954)
  Net redemption (purchase) of Federal Home Loan Bank stock                     82             (443)
  Net decrease (increase) in loans                                           1,883          (15,156)
  Recoveries of loans charged off                                               33              152
  Purchases of premises and equipment                                         (806)            (683)
  Investments in limited partnerships                                         (361)            (347)


                                                                              Nine Months Ended
                                                                       ------------------------------
                                                                       September 30,    September 30,
                                                                            2007             2006
                                                                            ----             ----
                                                                           (Dollars in thousands)
  Proceeds from sales of other real estate owned                               255                -
  Proceeds from sales of premises and equipment                                 22                9
  Proceeds from sales of repossessed property                                   24               15
                                                                          --------         --------
      Net cash used in investing activities                                (14,598)          (4,001)
                                                                          --------         --------

Cash Flows From Financing Activities
  Net increase  in borrowings outstanding                                       22            2,819
  Net increase (decrease) in noninterest bearing deposits                       15           (2,125)
  Net increase (decrease) in interest bearing deposits                      13,585           (2,242)
  Purchase of treasury stock                                                  (375)             (42)
  Dividends paid                                                            (3,803)          (3,542)
                                                                          --------         --------
      Net cash provided by (used) in financing activities                    9,444           (5,132)
                                                                          --------         --------

    Increase  in cash and cash equivalents                                     255            1,441
Cash and cash equivalents
  Beginning                                                                 20,957           14,208
                                                                          --------         --------

  Ending                                                                  $ 21,212         $ 15,649
                                                                          ========         ========

Supplemental Disclosures of Cash Flow Information
  Interest paid                                                           $  5,976         $  4,588
                                                                          ========         ========

  Income taxes paid                                                       $  1,635         $  1,685
                                                                          ========         ========

Supplemental Schedule of Noncash Investing and
 Financing Activities

  Change in net unrealized losses on investment securities
   available-for-sale                                                     $     20         $    (90)
                                                                          ========         ========

  Change in unfunded liability for pension benefits for
   amortization                                                           $     20         $      -
                                                                          ========         ========

  Other real estate acquired in settlement of loans                       $    547         $    177
                                                                          ========         ========

  Repossessed property acquired in settlement of loans                    $     79         $     15
                                                                          ========         ========

  Investment in limited partnerships acquired by capital
   contributions payable                                                  $  1,397         $      -
                                                                          ========         ========

  Loans originated to finance the sale of other real estate owned         $    115         $      -
                                                                          ========         ========

See accompanying notes to the unaudited consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY

Note 1.  Basis of Presentation
The accompanying interim unaudited consolidated financial statements of Union Bankshares, Inc. (the Company) as of September 30, 2007 and 2006, and for the three and nine months then ended have been prepared in conformity with U.S. generally accepted accounting principles (GAAP), general practices within the banking industry, and the accounting policies described in the Company's Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of Company's management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein have been made. This information should be read in conjunction with the Company's 2006 Annual Report to Shareholders, 2006 Annual Report on Form 10-K, and current reports on Form 8-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2007, or any other interim period.

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

Note 4.  New Accounting Pronouncements
In November, 2007, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings ("SAB 109"), which supersedes Staff Accounting Bulletin No. 105, Application of Accounting Principles to Loan Commitments. SAB 109 expresses the current view of the SEC staff that the expected net future cash flows related to the servicing of loan commitments should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings, whether accounted for as derivatives under Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, or accounted for at fair value under SFAS No. 159. SAB 109 also expresses the SEC staff's view that internally-developed intangible assets, such as customer relationship intangibles, should not be recorded as part of the fair value of any written loan commitment accounted for at fair value through earnings, whether under SFAS 133 or SFAS 159. SAB 109 is effective for loan commitments issued or modified by the Company beginning on January 1, 2008. The Company is currently assessing the financial statement impact, if any, that SAB 109 may have on the Company.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. This Statement does not establish requirements for recognizing and measuring dividend income, interest income, or interest expense. This Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, Fair Value Measurements, and No. 107, Disclosures about Fair Value of Financial

Instruments. This Statement is effective prospectively for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this new standard on the Company's consolidated financial statements but does not expect that such impact will be material.

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

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. It requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable. It permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and liabilities and requires additional disclosures in the financial statements under the fair value measurement method. The Company adopted SFAS No.156 effective January 1, 2007 and will continue with the amortization method of accounting for servicing rights, which has no additional impact on the Company's financial position or results of operations.

Note 5. Defined Benefit Pension Plan
Union Bank (Union), the Company's bank subsidiary, sponsors a noncontributory defined benefit pension plan covering all eligible employees. The plan provides defined benefits based on years of service and final average salary.

Net periodic pension benefit cost for the three and nine months ended September 30, 2007 and 2006, consisted of the following components:


                                                 Three Months Ended     Nine Months Ended
                                                 ------------------     -----------------
                                                  2007        2006        2007      2006
                                                  ----        ----        ----      ----
                                                          (Dollars in thousands)
Service cost                                     $ 130       $ 129       $ 389     $ 371
Interest cost on projected benefit obligation      150         131         452       406
Expected return on plan assets                    (150)       (122)       (451)     (364)
Amortization of prior service cost                   2           1           5         4
Amortization of net loss                             6          21          16        63
                                                 -----       -----       -----     -----
Net periodic benefit cost                        $ 138       $ 160       $ 411     $ 480
                                                 =====       =====       =====     =====

Note 6.  Other Comprehensive Loss
The components of other comprehensive loss and related tax effects for the three and nine months ended September 30, 2007 and 2006, are as follows:

                                                 Three Months Ended     Nine Months Ended
                                                 ------------------     -----------------
                                                  2007        2006        2007     2006
                                                  ----        ----        ----     ----
                                                          (Dollars in thousands)
Unrealized holding losses (gains) on
 investment securities available-for-sale         $311       $ 327        $ 87     $(69)
Reclassification adjustment for net gains
 realized in income                                (30)         (5)        (67)     (22)
                                                  ----       -----        ----     ----
Net unrealized losses (gains)                      281         322          20      (91)
Tax effect                                         (96)       (109)         (7)      31
                                                  ----       -----        ----     ----
Net of tax amount                                 $185       $ 213        $ 13     $(60)
                                                  ====       =====        ====     ====


                                                 Three Months Ended     Nine Months Ended
                                                 ------------------     -----------------
                                                  2007        2006        2007     2006
                                                  ----        ----        ----     ----
                                                          (Dollars in thousands)
Unfunded liability for pension benefits
 reclassification adjustment for amortization
 per FAS 158 recognized in income                  $20        $  -         $20     $  -
Tax effect                                          (7)          -          (7)       -
                                                   ---        ----         ---     ----
Net of tax amount                                  $13        $  -         $13     $  -
                                                   ===        ====         ===     ====

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

The Company may from time to time be assessed interest and/or penalties by federal or state tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company's financial results. In the event that the Company receives an assessment for interest and/or penalties, it will be classified in the financial statements as other expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                                    GENERAL

The following discussion and analysis by management focuses on those factors that had a material effect on Union Bankshares, Inc.'s (Company's) financial position as of September 30, 2007, and as of December 31, 2006, and its results of operations for the three and nine months ended September 30, 2007 and 2006. This discussion is being presented to provide a narrative explanation of the financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company's Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of Company's management, the interim unaudited data reflects all adjustments, consisting only of normal recurring adjustments, and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim period. Management is not aware of the occurrence of any events after September 30, 2007, which would materially affect the information presented.

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

The Company also has other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding the Company's results of operation and financial condition, including the valuation of deferred tax assets and of investment securities. Although management believes that its estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

                                    OVERVIEW

The Company's net income was $1.42 million for the quarter ended September 30, 2007, compared with net income of $1.66 million for the same period in 2006, or a 14.4% decrease between years. The Company faced a challenging interest rate environment, and although total interest income increased by $200 thousand, or 3.1% in 2007 versus the third quarter of 2006, this increase was more than offset by an increase in interest expense of $304 thousand, or 16.7% between periods. The interest rate environment throughout 2006 and 2007 has proved challenging. The prime rate was 7.25% as of December 31, 2005, and during 2006 rose twice in the first quarter and twice in the second quarter, by 25 basis points each time, to reach 8.25% at June 29, 2006, where it remained until September 18, 2007, when it dropped to 7.75%. This decline was in response to the Federal Reserve's 50 basis point drop in both the target federal funds rate and the discount rate. Toward the end of the second quarter of 2007, the yield curve had started to trend toward a positive bias with short term interest rates being lower than long term rates for the first time since August, 2006, but it moved back to flat and slightly inverted during the third quarter of 2007. During the third quarter of 2007, the Company's net interest margin decreased 29 basis points to 5.16%, from 5.45% for the third quarter of 2006, and decreased 22 basis points to 5.18% for the first nine months of 2007 compared to 5.40% for the same period last year. The Company's net interest spread declined 34 basis points to 4.58% for the third quarter of 2007, compared to 4.92% for the 2006 comparison period, and declined 33 basis points to 4.60% for the first nine months of 2007, compared to 4.93% for the same period last year. The decline in the net interest spread was primarily the result of average interest rates paid on time and money market deposits rising as traditional and non-traditional financial institutions and tax exempt credit unions in the Company's market compete aggressively for core deposit dollars, resulting in pricing pressures. Further drops in the prime rate and/or increases in competitors deposit rates could be problematic going forward as the individual instruments re-price.

The Company's total assets increased from $381.1 million at December 31, 2006, to $397.5 million at September 30, 2007, an increase of $16.4 million, or 4.3%. Deposits increased from $319.8 million at December 31, 2006 to $333.4 million at September 30, 2007, an increase of $13.6 million, or 4.3%. Total loans including loans held for sale decreased $2.0 million, or 0.6% from $317.6 million at December 31, 2006 to $315.6 million at September 30, 2007.

Noninterest income is up $90 thousand, or 9.1%, to $1.1 million for the third quarter of 2007 versus $1.0 million for 2006, due to increases in numerous categories, but was partially offset by lower gains on sales of loans held for sale. Noninterest expenses are up $151 thousand, or 4.4% for the third quarter of 2007 to $3.57 million from $3.42 million for the third quarter of 2006, primarily due to the costs to bring or maintain properties in other real estate owned.

The following unaudited per share information and key ratios depict several measurements of performance or financial condition for or at the three and nine months ended September 30, 2007 and 2006, respectively:

                                                       Three Months Ended     Nine Months Ended
                                                       ------------------     -----------------
                                                          September 30,         September 30,
                                                       ------------------     -----------------
                                                        2007        2006       2007       2006
                                                        ----        ----       ----       ----
Return on average assets (ROA) (1)                      1.46%       1.77%      1.45%      1.67%
Return on average equity (ROE) (1)                     13.71%      15.83%     13.29%     14.93%
Net interest margin (1)(2)                              5.16%       5.45%      5.18%      5.40%
Efficiency ratio (3)                                   62.01%      58.91%     64.15%     60.33%
Net interest spread (4)                                 4.58%       4.92%      4.60%      4.93%
Average loan to average deposit ratio                  95.47%     102.85%     97.20%    100.88%
Net loan charge-offs (recoveries) to average loans
 not held for sale (1)                                  0.16%      (0.11%)     0.08%     (0.04%)
Allowance for loan losses to loans not
 held for sale                                          1.09%       1.05%      1.09%      1.05%
Non-performing assets to total assets                   0.96%       1.22%      0.96%      1.22%
Equity to assets                                       10.55%      11.37%     10.55%     11.37%
Total capital to risk weighted assets                  16.82%      17.54%     16.82%     17.54%
Book value per share                                   $9.29       $9.39      $9.29      $9.39
Earnings per share                                     $0.32       $0.37      $0.92      $1.03
Dividends paid per share                               $0.28       $0.26      $0.84      $0.78
Dividend payout ratio (5)                              87.50%      70.27%     91.30%     75.73%

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

                             RESULTS OF OPERATIONS

Net Interest Income. The largest component of the Company's operating income is net interest income, which is the difference between interest and dividend income received from interest-earning assets and the interest expense paid on interest-bearing liabilities. The Company's net interest income decreased $104 thousand, or 2.2%, to $4.61 million for the three months ended September 30, 2007, from $4.72 million for the three months ended September 30, 2006. The net interest spread decreased 34 basis points to 4.58% for the three months ended September 30, 2007, from 4.92% for the three months ended September 30, 2006. As money market and time deposit "specials" abounded throughout the market place, interest rates paid to attract these deposits moved up more quickly than rates earned on loans and other earning assets. Also, the continuing inversion of the yield curve has contributed to the decrease as the majority of deposits are short term in nature compared to the longer duration of the majority of interest bearing assets. The net interest margin for the third quarter of 2007 decreased 29 basis points to 5.16% from the 2006 period at 5.45%. Another decrease in the prime rate would not necessarily be beneficial to the Company in the near term, see "OTHER FINANCIAL CONSIDERATIONS - Market Risk and Asset and Liability Management."

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

                                                                     Three months ended September 30,
                                                  -----------------------------------------------------------------------
                                                                2007                                  2006
                                                  ---------------------------------     ---------------------------------
                                                               Interest     Average                  Interest     Average
                                                  Average      Earned/      Yield/      Average      Earned/      Yield/
                                                  Balance        Paid        Rate       Balance       Paid         Rate
                                                  -------      --------     -------     -------      --------     -------
                                                                          (Dollars in thousands)
Average Assets:
  Federal funds sold and
   overnight deposits                             $ 10,261      $  131       5.01%      $  5,064      $   67       5.16%
  Interest bearing deposits in banks                10,521         128       4.82%         6,261          61       3.90%
  Investment securities (1), (2)                    29,041         338       5.00%        22,949         243       4.62%
  Loans, net (1), (3)                              311,071       6,115       7.89%       315,648       6,122       7.80%
  FHLB of Boston stock                               1,385          22       6.34%         1,638          41       9.80%
                                                  --------      ------       ----       --------      ------       ----
    Total interest-earning assets (1)              362,279       6,734       7.48%       351,560       6,534       7.49%

Cash and due from banks                             10,468                                10,555
Premises and equipment                               6,179                                 6,070
Other assets                                         9,727                                 7,878
                                                  --------                              --------
    Total assets                                  $388,653                              $376,063
                                                  ========                              ========

Average Liabilities and Stockholders' Equity:
  NOW accounts                                    $ 56,034      $  119       0.84%      $ 52,850      $   94       0.71%
  Savings/money market accounts                     92,405         415       1.78%        99,872         420       1.67%
  Time deposits                                    126,931       1,407       4.40%       104,637       1,018       3.86%
  Borrowed funds                                    14,479         182       4.93%        22,668         287       4.95%
                                                  --------      ------       ----       --------      ------       ----
    Total interest bearing liabilities             289,849       2,123       2.90%       280,027       1,819       2.57%

  Noninterest bearing deposits                      50,456                                49,532
  Other liabilities                                  6,874                                 4,507
                                                  --------                              --------
    Total liabilities                              347,179                               334,066

  Stockholders' equity                              41,474                                41,997
                                                  --------                              --------
    Total liabilities and
     stockholders' equity                         $388,653                              $376,063
                                                  ========                              ========

Net interest income                                             $4,611                                $4,715
                                                                ======                                ======

Net interest spread (1)                                                      4.58%                                 4.92%
                                                                             ====                                  ====

Net interest margin (1)                                                      5.16%                                 5.45%
                                                                             ====                                  ====

--------------------
(1)   Average yields reported on a tax-equivalent basis.
(2)   Average balances of investment securities are calculated on the amortized cost basis.
(3)   Includes loans held for sale and is net of unearned income and allowance for loan losses.

                                                                      Nine months ended September 30,
                                                  -----------------------------------------------------------------------
                                                                 2007                                 2006
                                                  ---------------------------------     ---------------------------------
                                                               Interest     Average                  Interest     Average
                                                  Average      Earned/      Yield/      Average      Earned/      Yield/
                                                  Balance        Paid        Rate       Balance        Paid        Rate
                                                  -------      --------     -------     -------      --------     -------
                                                                           (Dollars in thousands)
Average Assets:
  Federal funds sold and
   overnight deposits                             $  8,046      $   312      5.10%      $  2,952      $   110      4.91%
  Interest bearing deposits in banks                 9,236          324      4.69%         7,157          208      3.89%
  Investment securities (1), (2)                    26,948          931      4.94%        26,924          886      4.71%
  Loans, net (1), (3)                              309,432       17,959      7.86%       310,815       17,427      7.59%
  FHLB of Boston stock                               1,391           72      6.85%         1,508           74      6.49%
                                                  --------      -------      ----       --------      -------      ----
    Total interest earning assets (1)              355,053       19,598      7.49%       349,356       18,705      7.26%

Cash and due from banks                             10,280                                10,229
Premises and equipment                               6,122                                 6,100
Other assets                                         9,338                                 7,899
                                                  --------                              --------
    Total assets                                  $380,793                              $373,584
                                                  ========                              ========

Average Liabilities and Stockholders' Equity:
  NOW accounts                                    $ 53,100      $   321      0.81%      $ 52,258      $   267      0.68%
  Savings/money market accounts                     93,605        1,241      1.77%       103,734        1,242      1.60%
  Time deposits                                    123,161        4,044      4.39%       103,662        2,667      3.44%
  Borrowed funds                                    14,765          551      4.92%        19,529          700      4.73%
                                                  --------      -------      ----       --------      -------      ----
    Total interest bearing liabilities             284,631        6,157      2.89%       279,183        4,876      2.33%

  Non-interest bearing deposits                     48,475                                48,457
  Other liabilities                                  6,115                                 4,252
                                                  --------                              --------
    Total liabilities                              339,221                               331,892

  Stockholders' equity                              41,572                                41,692
                                                  --------                              --------
    Total liabilities and
     stockholders' equity                         $380,793                              $373,584
                                                  ========                              ========

Net interest income                                             $13,441                               $13,829
                                                                =======                               =======

Net interest spread (1)                                                      4.60%                                 4.93%
                                                                             ====                                  ====

Net interest margin (1)                                                      5.18%                                 5.40%
                                                                             ====                                  ====

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

                                           Three Months Ended September 30, 2007
                                                        Compared to
                                           Three Months Ended September 30, 2006
                                            Increase/(Decrease) Due to Change In
                                           -------------------------------------
                                                 Volume      Rate       Net
                                                 ------      ----       ---
                                                   (Dollars in thousands)
Interest earning assets:
  Federal funds sold and overnight deposits      $  66       $  (2)    $  64
  Interest bearing deposits in banks                49          18        67
  Investment securities                             73          22        95
  Loans, net                                       (86)         79        (7)
  FHLB of Boston stock                              (5)        (14)      (19)
                                                 -----       -----     -----
    Total interest earning assets                $  97       $ 103     $ 200

Interest bearing liabilities:
  NOW accounts                                   $   6       $  19     $  25
  Savings/money market accounts                    (32)         27        (5)
  Time deposits                                    235         154       389
  Borrowed funds                                  (104)         (1)     (105)
                                                 -----       -----     -----
    Total interest bearing liabilities           $ 105       $ 199     $ 304
                                                 -----       -----     -----
Net change in net interest income                $  (8)      $ (96)    $(104)
                                                 =====       =====     =====

                                            Nine Months Ended September 30, 2007
                                                         Compared to
                                            Nine Months Ended September 30, 2006
                                            Increase/(Decrease) Due to Change In
                                            ------------------------------------
                                                 Volume       Rate      Net
                                                 ------       ----      ---
                                                   (Dollars in thousands)
Interest earning assets:
  Federal funds sold and overnight deposits      $ 198       $    4    $  202
  Interest bearing deposits in banks                68           48       116
  Investment securities                              1           44        45
  Loans, net                                       (81)         613       532
  FHLB of Boston stock                              (6)           4        (2)
                                                 -----       ------    ------
    Total interest earning assets                $ 180       $  713    $  893

Interest bearing liabilities:
  NOW accounts                                   $   4       $   50    $   54
  Savings/money market accounts                   (127)         126        (1)
  Time deposits                                    558          819     1,377
  Borrowed funds                                  (176)          27      (149)
                                                 -----       ------    ------
    Total interest bearing liabilities           $ 259       $1,022    $1,281
                                                 -----       ------    ------
Net change in net interest income                $ (79)      $ (309)   $ (388)
                                                 =====       ======    ======

Three months Ended September 30, 2007, compared to Three months Ended September 30, 2006.

Interest and Dividend Income. The Company's interest and dividend income increased $200 thousand, or 3.1%, to $6.73 million for the three months ended September 30, 2007, from $6.53 million for the three months ended September 30, 2006, with average earning assets increasing $10.7 million, or 3.0%, to $362.3 million for the three months ended September 30, 2007, from $351.6 million for the three months ended September 30, 2006. The increase in interest income resulting from the rise in average earning assets was augmented by the higher rates earned on loans, investments, and interest bearing deposits in banks in 2007 versus 2006. Interest income increased during the third quarter of 2007 versus the 2006 comparison period despite a decline in average loan volume between periods. Average loans approximated $311.1 million at an average yield of 7.89% for the three months ended September 30, 2007, down $4.6 million from $315.6 million at an average yield of 7.80% for the three months ended

September 30, 2006, or a 1.4% decrease in average volume. The decrease in volume was partially offset by a 9 basis point increase in yield. Loan demand has slowed during 2007 especially for residential mortgages and construction loans.

The 50 basis point drop in the discount rate by the Federal Reserve in August of 2007, followed by a 50 basis point decrease in the target Federal Funds rate in September, precipitated a 50 basis point drop in the Prime rate which impacted variable rate loans with monthly repricing, while continued competition for deposits minimized reductions in deposit rates from this rate drop.

The average balance of investments (including mortgage-backed securities) increased $6.1 million or 26.6%, to $29.0 million for the three months ended September 30, 2007, from $22.9 million for the three months ended September 30, 2006. The average level of interest bearing deposits in banks for the quarter was $10.5 million up $4.3 million or 68.0% from the 2006 average level of $6.3 million, as FDIC insured certificates of deposit in other financial institutions was one of the highest yielding investment options available. The increase in the investment portfolio and interest bearing deposits in banks from the third quarter of 2006 reflects slower loan demand. The average level of federal funds sold and overnight deposits increased $5.2 million, to $10.3 million at 5.01% for the three months ended September 30, 2007, from $5.1 million at 5.16% for the three months ended September 30, 2006. The yield curve through the majority of the quarter was flat or inverted with Federal Funds yielding as much or more than available investment options. Interest income from nonloan instruments increased $207 thousand or 50.2% between periods, with $619 thousand for the third quarter of 2007 and $412 thousand for the same period of 2006, reflecting the overall increases in yields on interest bearing deposits and investment securities and volume increases on all instruments except the Federal Home Loan Bank (FHLB) of Boston stock.

Interest Expense. The Company's interest expense increased $304 thousand, or 16.7%, to $2.12 million for the three months ended September 30, 2007, from $1.82 million for the three months ended September 30, 2006, of which $105 thousand was a result of the increase in volume while the remaining $199 thousand increase was due to rate increases fueled by strong competition for deposit dollars.

Interest expense on deposits increased $409 thousand or 26.7% to $1.94 million for the quarter ended, September 30, 2007, from $1.53 million for the quarter ended September 30, 2006. Competition for deposits has remained strong. Management believes consumers have become more rate sensitive over the last two years due to advertised "specials" and the proliferation of nonlocal financial institutions trying to gather deposits throughout the Company's market area reflecting this rate sensitivity. Average time deposits rose to $126.9 million for the three months ended September 30, 2007, from $104.6 million for the three months ended September 30, 2006, or an increase of $22.3 million or 21.3%. While the majority of these deposits are new funds for the Company, there has been movement of deposits from lower yielding savings and NOW accounts to higher paying certificates of deposit within its account base. The average rate paid on time deposits increased 54 basis points, to 4.40% from 3.86% for the three months ended September 30, 2007 and 2006, respectively. The average balances for money market and savings accounts decreased $7.5 million, or 7.5%, to $92.4 million for the three months ended September 30, 2007, from $99.9 million for the three months ended September 30, 2006 as the interest rates on time deposits continued to be higher which appeared to motivate customers to move funds into certificates of deposit and lock in the higher rates. A $3.2 million or 6.0% increase in NOW accounts brought the average balance up to $56.0 million from $52.9 million between the two years.

Interest expense on borrowed funds dropped from $287 thousand for the quarter ended September 30, 2006 to $182 thousand for the quarter ended September 30, 2007, as the average funds borrowed from the FHLB of Boston dropped from $22.2 million to $14.4 million between years. The softening of loan demand, the $18.0 million growth in deposits on average between the quarters ended September 30, 2006 and September 30, 2007, and the continuing yield curve shape led the Company to reduce its reliance on borrowed funds.

Provision for Loan Losses. There was an $190 thousand loan loss provision for the quarter ended September 30, 2007 and no provision for the quarter ended September 30, 2006. The provision was deemed necessary for the third quarter of 2007 as the net charge-offs for the quarter ended September 30, 2007 were $120 thousand and there had been an upward trend over the quarter in the dollar amount of loans with higher risk characteristics. For further details see, FINANCIAL CONDITION -"Allowance for Loan Losses" below.

Noninterest income. The following table sets forth changes from the third quarter of 2006 to the third quarter of 2007 for components of noninterest income:

                                                  For The Three Months Ended September 30,
                                                 ------------------------------------------
                                                  2007     2006    $ Variance    % Variance
                                                  ----     ----    ----------    ----------
                                                           (Dollars in thousands)
Trust income                                     $   94    $ 74       $ 20          27.0
Service fees                                        866     787         79          10.0
Net gains on sales of investment securities          30       5         25         500.0
Net gains on sales of loans held for sale            48     108        (60)        (55.6)
Other                                                45      19         26         136.8
                                                 ------    ----       ----
    Total noninterest income                     $1,083    $993       $ 90           9.1
                                                 ======    ====       ====

Trust income. The increase resulted primarily from increases in regular fee income, which is based on the market value of assets managed and the addition of new customers.

Service fees. The increase resulted primarily from increases in overdraft fees of $23 thousand, or 7.8%; merchant program income increase of $24 thousand, or 23.1%; foreign exchange fee increase of $15 thousand, or 271.2% as Canadian and British traffic to our market area has picked up substantially due to the weakened U.S. dollar, and ATM/Debit Card usage fees of $11 thousand, or 5.9%. These increases were partially offset by a decline in deposit service charges of $5.8 thousand, or 12.0%.

Net gains on sales of investment securities. The Company took advantage of an issuer's buyback offer during the third quarter of 2007 and sold a position in one equity investment resulting in a gain of $30 thousand.

Net gains on sales of loans held for sale. Residential real estate loans of $4.1 million were sold for a net gain of $48 thousand during the third quarter of 2007, versus sales of $2.8 million for a net gain of $31 thousand during the third quarter of 2006. There were no sales of commercial loans during the third quarter of 2007, compared to sales of $1.6 million of commercial real estate loans were sold for a net gain of $77 thousand.

Other. The increase between periods is primarily due to the increase in net mortgage servicing rights of $4 thousand from 2006 to 2007, a $16 thousand net gain on the sale of other real estate owned, and a $4 thousand gain from the purchase of Vermont State Tax credits.

Noninterest expense. The following table sets forth changes from the third quarter of 2006 to the third quarter of 2007 for components of noninterest expense:

                                    For The Three Months Ended September 30,
                                  --------------------------------------------
                                   2007      2006     $ Variance    % Variance
                                   ----      ----     ----------    ----------
                                             (Dollars in thousands)

Salaries and wages                $1,565    $1,536       $ 29           1.9
Pension and employee benefits        541       541          -             -
Occupancy expense, net               186       184          2           1.1
Equipment expense                    278       269          9           3.3
Equity in losses of affordable
 housing investments                  66        66          -             -
Other                                938       827        111          13.4
                                  ------    ------       ----
    Total noninterest expense     $3,574    $3,423       $151           4.4
                                  ======    ======       ====

Salaries and wages and related expenses. The increase in 2007 over 2006 was due primarily to regular salary activity offset partially by increased efficiency in operations which allowed the Company to grow while reducing a few staff positions. A decrease in the accrual for pension plan expense of $23 thousand or 14.4% and a decrease of $5 thousand or 42.4% in the Company's dental insurance costs were offset by a $31 thousand or 16.2% increase in the Company's medical costs.

Equipment Expense. The increase between years is primarily due to the purchase of a Microsoft open license by the Company which will allow the Company to increase the number of personal computers on its network and to migrate to future software upgrades, partially offset by a decrease in depreciation expense.

Other. The net change between years has many components; the largest being an increase for the costs to bring or maintain properties in Other Real Estate Owned which accounts for $37 thousand or 33% of the increase. The expiration of state tax credits and the growth in deposits led to an increase in Vermont franchise taxes of $20 thousand. A $12 thousand increase from the $3 thousand 2006 invoice for the Company's share of the Vermont Banking Department's division expenses was an unexpected expense in the third quarter. An increase in Trust and Asset Management's expenses of $12 thousand for the quarter also added to the higher other expenses.

Income Tax Expense. The Company has provided for current and deferred federal income taxes for the current and all prior periods presented. The Company's provision for income taxes was $508 thousand for the three months ended September 30, 2007 compared to $623 thousand for the same period in 2006, reflecting the decrease in taxable net income and the reduction in nontaxable deductions between periods. The Company's effective tax rate decreased to 26.3% for the three months ended September 30, 2007, from 27.3% for the same period in 2006, reflecting the reduction in nontaxable deductions.

Nine Months Ended September 30, 2007, compared to Nine Months Ended September 30, 2006.

Interest and Dividend Income. The Company's interest and dividend income increased $893 thousand, or 4.8% to $19.60 million for the nine months ended September 30, 2007, from $18.70 million for the nine months ended September 30, 2006, with average earning assets increasing $5.7 million, or 1.6%, to $355.1 million for the nine months ended September 30, 2007, from $349.4 million for the nine months ended September 30, 2006. The increase in interest income resulting from the rise in average earning assets was augmented by the higher rates earned on all categories of earning assets in 2007 versus 2006. Average loans approximated $309.4 million at an average yield of 7.86% for the nine months ended September 30, 2007, down $1.4 million or 0.5% from $310.8 million at an average yield of 7.59% for the nine months ended September 30, 2006. The slowing of loan demand especially for residential construction and mortgage loans, is now being felt in the Northeast sector of the United States. This is the main reason for the slight decrease in volume but there was a 27 basis point increase in yield.

The average balance of investments (including mortgage-backed securities) was $26.9 million for the nine months ended September 30, 2007 and 2006. The average level of federal funds sold and overnight deposits increased $5.1 million to $8.0 million for the nine months ended September 30, 2007, from $2.9 million for the nine months ended September 30, 2006 as the yield curve was inverted for the majority of the first nine months of 2007, making short term funds an attractive investment vehicle. The average level of interest bearing deposits in banks for the first nine months of 2007 was $9.2 million, up $2.1 million, or 29.0% from the 2006 average level of $7.2 million. Interest income from non-loan instruments was $1.64 million year to date for 2007 and $1.28 million for the same period of 2006, reflecting the overall increases in yields and volume.

Interest Expense. The Company's interest expense increased $1.28 million, or 26.3%, to $6.16 million for the nine months ended September 30, 2007, from $4.88 million for the nine months ended September 30, 2006, of which $259 thousand was a result of the increase in volume and $1.02 million was due to increases in rates, fueled by competition for funds from both local and out-of-market competitors. This competition has been most evident for the money market and certificate of deposit accounts, but higher paying interest-bearing checking accounts are appearing in our market as well which puts more pressure on the historical demand deposit and NOW account balances. Average interest-bearing liabilities increased $5.4 million, or 2.0%, to $284.6 million for the nine months ended September 30, 2007, from $279.2 million for the nine months ended September 30, 2006, and the average rate paid increased 56 basis points to 2.89%, from 2.33% for the nine months ended September 30, 2007 and 2006, respectively. Average time deposits were $123.2 million for the nine months ended September 30, 2007, and $103.7 million for the nine months ended September 30, 2006, or an increase of $19.5 million, or 18.8%. The average rate paid on time deposits increased 95 basis points, to 4.39% from 3.44% for the nine months ended September 30, 2007 and 2006, respectively. The average balances for money market and savings accounts decreased $10.1 million, or 9.8%, to $93.6 million for the nine months ended September 30, 2007, from $103.7 million for the nine months ended September 30, 2006. NOW accounts grew modestly with the average balance of $53.1 million for 2007 compared to $52.3 million for 2006.

The average balance of funds borrowed decreased $4.8 million or 24.4% from $19.5 million for the nine months ended September 30, 2006, to $14.8 million for the nine months ended September 30, 2007, while the average rate paid on those funds rose from 4.73% to 4.92% between years. The reduction in borrowings were funded from the increase in customer deposits between years and reflected slowing loan demand.

Provision for Loan Losses. The loan loss provision year to date as of September 30, 2007 was $235 thousand compared to $150 thousand for the same period in 2006. Net chargeoffs for 2007 year to date were $177 thousand compared to net recoveries in 2006 of $103 thousand. While the composition of the loans within the portfolio has remained fairly constant; the third quarter 2007 provision reflects the net chargeoff activity and the upward trend of loans with higher risk characteristics. The net change resulted in the continuing improvement in both the ratios of allowance for loan losses to loans not held for sale and of allowance for loan losses to nonperforming loans. For further details see, FINANCIAL CONDITION - "Allowance for Loan Losses" below.

Noninterest income. The following table sets forth changes from year to date 2006 to year to date 2007 for components of noninterest income:

                                                  For The Nine Months Ended September 30,
                                               --------------------------------------------
                                                2007      2006     $ Variance    % Variance
                                                ----      ----     ----------    ----------
                                                          (Dollars in thousands)
Trust income                                   $  261    $  219       $  42          19.2
Service fees                                    2,516     2,280         236          10.4
Net gains on sales of investment securities        67        22          45         204.5
Net gains on sales of loans held for sale          98       227        (129)        (56.8)
Other                                             211       194          17           8.8
                                               ------    ------       -----
    Total noninterest income                   $3,153    $2,942       $ 211           7.2
                                               ======    ======       =====

Trust income. The increase resulted from increases in regular fee income, which is based on the market value of assets managed and the addition of new customers.

Service fees. The increase resulted primarily from increases in overdraft fees of $92 thousand, or 10.9%; increase in loan servicing fee income of $18 thousand, or 7.1%; increase in merchant services income of $53 thousand, or 18.7%; foreign exchange fee increase of $32 thousand, or 181.5%; as Canadian and British traffic to our market area has picked up substantially due to the weakened US dollar, and ATM/Debit Card usage fees of $44 thousand, or 8.7%. These increases were partially offset by a decline in deposit service charges of $21 thousand, or 12.6%, which resulted from the introduction, during the first and second quarters of 2006, of a group of retail deposit products that generally are not charged monthly service fees.

Net gains on sales of loans held for sale. Residential real estate loans of $13.3 million were sold for a net gain of $98 thousand during the first nine months of 2007, compared to sales of $15.2 million with a net gain of $227 thousand during the first nine months of 2006. There were no sales of Commercial loans during the first nine months of 2007, compared to sales of $1.6 million during the first nine months of 2006, resulting in a gain of $76 thousand. As the yield curve moved from inverted to flat to slightly positive and then back to inverted during the first nine months of 2007, premiums paid on loans sold declined.

Other. The increase mainly resulted from a net gain of $46 thousand on the sale of other real estate owned partially offset by a $22 thousand decrease in mortgage servicing rights between years and a $7 thousand reduction in net gains on disposals of premises and equipment.

Noninterest expense. The following table sets forth changes from year to date 2006 to year to date 2007 for components of noninterest expense:

                                     For The Nine Months Ended September 30,
                                  --------------------------------------------
                                    2007       2006    $ Variance   % Variance
                                    ----       ----    ----------   ----------
                                             (Dollars in thousands)

Salaries and wages                $ 4,692    $ 4,541      $151          3.3
Pension and employee benefits       1,721      1,670        51          3.1
Occupancy expense, net                620        585        35          6.0
Equipment expense                     821        786        35          4.5
Equity in losses of affordable
 housing investments                  199        231       (32)       (13.9)
Other                               2,742      2,458       284         11.5
                                  -------    -------      ----
    Total noninterest expense     $10,795    $10,271      $524          5.1
                                  =======    =======      ====

Salaries and wages and related expenses. The increase in 2007 over 2006 was due primarily to regular salary activity. Increases in the Company's medical insurance costs of $112 thousand or 19.2% during the first nine months of 2007 was the main factor in the increase in pension and employee benefits. This increase was partially offset by a $69 thousand or 14.4% drop in pension expense due to rising long term interest rates and the performance of the market.

Occupancy Expense. The increase for 2007 over 2006 was due primarily to the increased square footage of the organization with the addition of the Littleton, New Hampshire branch opened in March of 2006 and the purchase of an additional office building in Morrisville, Vermont in December 2006. The increased costs of fuel throughout the offices also contributed to the increase.

Equipment Expense. The increase between years is primarily due to the purchase of a Microsoft open license by the Company which will allow us to increase the number of personal computers on our network and to migrate to future software upgrades. This increase was partially offset by a $23 thousand or 5.2% decrease in depreciation expense.

Amortization of investments in affordable housing projects. The expense for 2006 was higher than the current year as it included a $32 thousand adjustment related to new partnerships investments for 2005 that was not known until the partnership's 2005 financial statements were received in April of 2006.

Other. The increase between years is primarily due to the costs to bring or maintain properties in other real estate owned which is $123 thousand higher in 2007 or $151 thousand in total. Other expenses also rose due to increases in ATM/debit card expenses of $26 thousand, contributions of $17 thousand, directors fees of $8 thousand, legal fees of $29 thousand, trust department expenses of $50 thousand, bad checks and charged off accounts of $16 thousand and Vermont franchise taxes of $57 thousand due to the expiration of state tax credits and growth in deposits. These increases are somewhat offset by the reduction in other costs of employment of $15 thousand, training of $19 thousand and checkbook expenses of $15 thousand as well as the nonrecurrence of the one time robbery loss in June of 2006.

Income Tax Expense. The Company has provided for current and deferred federal income taxes for the current and all prior periods presented. The Company's provision for income taxes decreased $260 thousand, or 15.5%, to $1.42 million for the nine months ended September 30, 2007, from $1.68 million for the same period in 2006, reflecting a decrease in net income compared to the 2006 period and an increase in nontaxable municipal income between periods. The Company's effective tax rate decreased to 25.5% for the nine months ended September 30, 2007, from 26.5% for the same period in 2006.

                              FINANCIAL CONDITION

At September 30, 2007 the Company had total consolidated assets of $397.5 million, including gross loans and loans held for sale ("total loans") of $315.6 million, deposits of $333.4 million and stockholders' equity of $41.9 million. The Company's total assets increased $16.3 million or 4.3% to $397.5 million at September 30, 2007, from $381.1 million at December 31, 2006. Net loans and loans held for sale were $312.1 million, or 78.5% of total assets at September 30, 2007, as compared to $314.1 million, or 82.4% of total assets at December 31, 2006.

Cash and cash equivalents, including federal funds sold and overnight deposits, increased $255 thousand, or 1.2%, to $21.2 million at September 30, 2007, from $21.0 million at December 31, 2006. Interest bearing deposits in banks increased $5.2 million or 96.3% from $5.4 million at December 31, 2006 to $10.6 million at September 30, 2007 as these FDIC insured deposits were one of the most attractive investment alternatives during the first nine months of 2007.

Investment securities available-for-sale increased from $23.7 million at December 31, 2006, to $34.3 million at September 30, 2007, a $10.6 million, or 44.7%, increase. As loan demand was not as strong during the first nine months of 2007, the opportunity was taken to rebuild the investment portfolio to a more normal level. The securities available-for-sale and interest bearing deposits in banks increased from 7.6% of total assets at December 31, 2006 to 11.3% at September 30, 2007.

Deposits increased $13.6 million, or 4.3%, to $333.4 million at September 30, 2007, from $319.8 million at December 31, 2006. Noninterest bearing deposits stayed stable at $54.9 million at December 31, 2006 and September 30, 2007, while interest bearing deposits increased $13.6 million, or 5.1%, from $264.9 million at December 31, 2006, to $278.5 million at September 30, 2007. (See average balances and rates in the Yields Earned and Rates Paid tables on Page 15 and 16.) With the rise in interest rates being paid on deposits of all types over the past two years and aggressive rate competition from in-market and out-of-market financial institutions, noninterest bearing deposit accounts are harder to attract and retain.

Total borrowings remained level at $14.6 million at September 30, 2007, and at December 31, 2006.

Total stockholders' equity remained level at $41.9 million at December 31, 2006 and September 30, 2007, reflecting net income of $4.1 million for the first nine months of 2007, less the regular cash dividends paid of $3.8 million, the purchase of Treasury stock totaling $375 thousand, and a decrease of $26 thousand in accumulated other comprehensive loss. (See Capital Resources section on Page 35)

Loans Held for Sale and Loan Portfolios. The Company's total loans primarily consist of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. As of September 30, 2007, the Company's total loan portfolio was $315.6 million, or 79.4% of assets, down from $317.6 million, or 83.3% of assets as of December 31, 2006, and from $318.0 million or 84.8% of assets as of September 30, 2006. Total loans (including loans held for sale) have decreased $2.0 million since December 31, 2006. Average net loans (including loans held for sale) were $310.8 million for the 2006 comparison period and have decreased to $309.4 million for the first nine months of 2007. The Company sold $13.3 million of loans held for sale during the first nine months of 2007 resulting in a gain on sale of loans of $98 thousand, compared with loan sales of $15.2 million and related gain on sale of loans of $227 thousand for the first nine months of 2006. The Company recognizes that competition for good loans is strong and has placed continued emphasis on calling on both current and prospective customers while maintaining credit quality.

The following table shows information on the composition of the Company's total loan portfolio as of September 30, 2007 and December 31, 2006:

Loan Type                                September 30, 2007    December 31, 2006
---------                                ------------------   ------------------
                                           Amount   Percent     Amount   Percent
                                           ------   -------     ------   -------
                                                  (Dollars in thousands)
Residential real estate                  $110,852      35.1   $114,139      35.9
Construction real estate                   21,137       6.7     22,568       7.1
Commercial real estate                    134,546      42.7    130,848      41.2
Commercial                                 16,734       5.3     19,253       6.1
Consumer                                    7,264       2.3      7,717       2.4
Municipal loans                            16,835       5.3     19,297       6.1
Term Federal Funds Sold                     4,000       1.3          -         -
Loans Held for Sale                         4,220       1.3      3,750       1.2
                                         --------     -----   --------     -----
    Total loans                           315,588     100.0    317,572     100.0

Deduct:
Allowance for loan losses                   3,396                3,338
Unearned net loan fees                        105                  120
                                         --------             --------
    Net loans and loans held for sale    $312,087             $314,114
                                         ========             ========

The Company originates and sells some residential mortgages into the secondary market, with most such sales made to the Federal Home Loan Mortgage Corporation (FHLMC/"Freddie Mac") and the Vermont Housing Finance Agency (VHFA). At September 30, 2007, the Company serviced a $201.3 million residential real estate mortgage portfolio, approximately $90.5 million of which was serviced for unaffiliated third parties. Additionally, the Company originates commercial real estate and commercial loans under various SBA, U.S. Development Authority and Vermont Economic Development Authority programs which provide an agency guarantee for a portion of the loan amount. The Company occasionally sells the guaranteed portion of the loan to other financial concerns and will retain servicing rights, which generates fee income. The Company serviced $6.1 million of commercial and commercial real estate loans for unaffiliated third parties as of September 30, 2007. The Company capitalizes servicing rights on these fees and recognizes gains and losses on the sale of the principal portion of these loans as they occur. The unamortized balance of servicing rights on loans sold with servicing retained was $310 thousand at September 30, 2007, with an estimated market value in excess of their carrying value.

In the ordinary course of business, the Company occasionally participates out, on a non-recourse basis, a portion of commercial or real estate loans to other financial institutions for liquidity or credit concentration management purposes. The total of loans participated out as of September 30, 2007 was $10.5 million.

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

Restructured loans include the Company's troubled debt restructurings that involved forgiving a portion of interest or principal on any loans, refinancing loans at a rate materially less than the market rate, rescheduling loan payments, or granting other concessions to a borrower due to financial or economic reasons related to the debtor's financial difficulties. Restructured loans do not include qualifying restructured loans that have complied with the terms of their restructure agreement for a satisfactory period of time. Restructured loans in compliance with modified terms totaled $214 thousand at September 30, 2007 and $1.3 million at December 31, 2006. At September 30, 2007 the Company was not committed to lend any additional funds to borrowers whose terms have been restructured.

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

The Company had loans in nonaccrual status totaling $2.3 million, or 0.74% of gross loans at September 30, 2007, $2.5 million, or 0.80%, at December 31, 2006, and $1.7 million, or 0.55%, at September 30, 2006. Certain loans in non-accrual status are covered by guarantees of U.S. Government or state agencies. Approximately $316 thousand of the balances in this category were covered by such guarantees at September 30, 2007. The aggregate interest income not recognized on such nonaccrual loans amounted to approximately $438 thousand and $327 thousand as of September 30, 2007 and 2006, respectively and $371 thousand as of December 31, 2006.

The Company had $1.1 million in loans past due 90 days or more and still accruing at September 30, 2007 and $2.2 million at December 31, 2006. The decrease between periods was mainly due to the improvement in the number of days past due of several loans under $200 thousand each. Certain loans past due 90 days or more and still accruing interest are covered by guarantees of U.S. Government or state agencies. Approximately $144 thousand of the balances in this category were covered by such guarantees at September 30, 2007.

At September 30, 2007, and December 31, 2006, respectively, the Company had internally classified certain loans totaling $48 thousand and $319 thousand, respectively. In management's view, such loans represent a higher degree of risk and could become nonperforming loans in the future. While still on a performing status, in accordance with the Company's credit policy, loans are internally classified when a review indicates one or more of the following conditions makes the likelihood of collection uncertain:

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

On occasion real estate properties are acquired through or in lieu of loan foreclosure. These properties are to be sold and are initially recorded at the lesser of the recorded loan or fair value via an appraisal for more significant properties and an evaluation for minor properties at the date of acquisition establishing a new carrying basis. The Company had $237 thousand in residential real estate and $212 thousand of commercial real estate property classified as OREO at September 30, 2007 compared to $3 thousand of land, $98 thousand of residential real estate and $298 thousand of commercial real estate property at December 31, 2006. The other real estate owned was included in Other Assets on the Consolidated Balance Sheet at both time periods.

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

For the quarter ended September 30, 2007, the methodology used to determine the provision for loan losses was unchanged from the prior quarter or year. The Company's loan portfolio balance decreased $2.5 million, or 0.8% from December 31, 2006. There was a reduction in the balance of all loan types except commercial real estate and term federal funds sold between December 31, 2006 and September 30, 2007. In considering the adequacy of the allowance for loan losses and establishing the amount of the provision, the overall reduction in the loan portfolio was more than offset by an upward trend over the last few months in the dollar amount of loans with higher risk characteristics resulting in an increase in the estimated allowance for loan losses. As a result of the combined changes and the net charge-offs for the third quarter of $120 thousand, the Company designated $190 thousand loan loss provision for the quarter ended September 30, 2007 which left the allowance for loan losses at $3.4 million at September 30, 2007. With the third quarter provision for loan losses, there was an improvement in the ratio of allowance for loan losses to nonperforming loans from 70.3% at December 31, 2006 to 101.1% at September 30, 2007. The charge-offs for the quarter were primarily on two loan relationships for which the collateral has been moved to Other Real Estate Owned and Other Assets Owned and plans to dispose of the assets are in process. There were no material changes in the lending programs or terms during the quarter.

The following table reflects activity in the allowance for loan losses for the three and nine months ended September 30, 2007 and 2006:

                                  Three Months Ended, September 30,    Nine Months Ended, September 30,
                                  ---------------------------------    --------------------------------
                                          2007         2006                   2007          2006
                                          ----         ----                   ----          ----
                                                          (Dollars in thousands)
Balance at beginning of period           $3,326       $3,235                 $3,338        $3,071
Charge-offs
  Real Estate                                69            -                     99             -
  Commercial                                 48            3                     48             3
  Consumer and other                          9           11                     63            46
                                         ------       ------                 ------        ------
    Total charge-offs                       126           14                    210            49
                                         ------       ------                 ------        ------
Recoveries
  Real Estate                                 1            1                      9            25
  Commercial                                  -            1                      2            13
  Consumer and other                          5          101                     22           114
                                         ------       ------                 ------        ------
    Total recoveries                          6          103                     33           152
                                         ------       ------                 ------        ------
Net (charge-offs) recoveries               (120)          89                   (177)           103
                                         ------       ------                 ------        ------
Provision for loan losses                   190            -                    235           150
                                         ------       ------                 ------        ------
Balance at end of period                 $3,396       $3,324                 $3,396        $3,324
                                         ======       ======                 ======        ======

The following table shows the internal breakdown of the Company's allowance for loan losses by category of loan (net of loans held for sale) and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

                                   September 30, 2007      December 31, 2006
                                   ------------------     ------------------
                                   Amount     Percent     Amount     Percent
                                   ------     -------     ------     -------
                                             (Dollars in thousands)
Real Estate
  Residential                      $  714       34.3      $  640       34.8
  Commercial                        2,031       43.2       1,901       41.7
  Construction                        211        6.8         296        7.2
Other Loans
  Commercial                          283        5.4         312        6.1
  Consumer installment                114        2.3         125        2.5
  Municipal, Other and
   Unallocated                         43        8.0          64        7.7
                                   ------      -----      ------      -----
    Total                          $3,396      100.0      $3,338      100.0
                                   ======      =====      ======      =====
Ratio of Net Charge Offs
 (Recoveries) to Average Loans
 not held for sale (1)                          0.08                  (0.03)
                                               =====                  =====
Ratio of Allowance for Loan
 Losses to Loans not held
 for sale                                       1.09                   1.06
                                               =====                  =====
Ratio of Allowance for Loan
 Losses to nonperforming
 loans (2)                                     101.1                  70.26
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

Management of the Company believes that the allowance for loan losses at September 30, 2007, was appropriate to cover losses inherent in the Company's loan portfolio as of such date. There can be no assurance that the Company will not sustain losses in future periods, which could be greater than the size of the allowance for loan losses at September 30, 2007. See CRITICAL ACCOUNTING POLICIES. While the Company recognizes that an economic slowdown may adversely impact its borrowers' financial performance and ultimately their ability to repay their loans, management continues to be cautiously optimistic about the key credit indicators from the Company's loan portfolio.

Investment Activities. At September 30, 2007, the reported value of investment securities available-for-sale was $34.3 million or 8.6% of assets. The amount in investment securities available-for-sale increased from $23.7 million, or 6.2% of assets at December 31, 2006, as the Company rebuilt the investment portfolio in light of decreased loan demand.

The Company had no securities classified as held-to-maturity or trading. The reported value of investment securities available-for-sale at September 30, 2007 reflects a negative valuation adjustment of $214 thousand. The offset of this adjustment, net of income tax effect, was a $141 thousand loss reflected in the Company's accumulated other comprehensive loss component of stockholders' equity at September 30, 2007.

At September 30, 2007, thirty-seven securities with a fair value of $13.5 million or 39.3% of the portfolio have been in an unrealized loss position for more than twelve months totaling $254 thousand. These unrealized losses are mainly attributed to the interest rate environment. Of the twenty-eight bonds in the corporate bond portfolio, twelve of the bonds are in the financial services arena with four of the bond issuers identified with problems in the "so-called" sub-prime mortgage market. Only two of the bonds have been in a loss position for more than twelve months. While we have concluded, due to actions taken by the issuer's management and the improvement in the fair market value of these bonds in September, that they are not other than temporarily impaired, we are monitoring them closely. The Company has the ability to hold all of these securities, classified as available-for-sale, for the foreseeable future. Management deems the unrealized losses on the Company's securities not to be other than temporary.

At December 31, 2006, the Company had thirty-eight debt securities with a fair value of $15.0 million with an unrealized loss of $400 thousand, or 63.3% of the value of the amortized cost of the entire investment portfolio, that had existed for more than 12 months.

Deposits. The following table shows information concerning the Company's average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the periods ended September 30, 2007, and December 31, 2006:

                            Nine Months Ended September 30, 2007      Year Ended December 31, 2006
                            ------------------------------------    -------------------------------
                                          Percent                               Percent
                            Average       of Total      Average     Average     of Total    Average
                             Amount       Deposits        Rate       Amount     Deposits      Rate
                            -------       --------      -------     -------     --------    -------
                                                     (Dollars in thousands)
Non-time deposits:
  Demand deposits           $ 48,475         15.2           -       $ 49,328      15.9          -
  NOW accounts                53,100         16.7        0.81%        52,937      17.1       0.74%
  Money Market accounts       51,492         16.2        2.72%        56,286      18.1       2.48%
  Savings accounts            42,113         13.2        0.61%        46,061      14.8       0.60%
                            --------        -----                   --------     -----
Total non-time deposits      195,180         61.3        1.07%       204,612      65.9       1.01%
                            --------        -----                   --------     -----
Time deposits:
  Less than $100,000          77,521         24.4        4.08%        66,982      21.6       3.34%
  $100,000 and over           45,640         14.3        4.91%        38,706      12.5       4.14%
                            --------        -----                   --------     -----
Total time deposits          123,161         38.7        4.39%       105,688      34.1       3.64%
                            --------        -----                   --------     -----
Total deposits              $318,341        100.0        2.35%      $310,300     100.0       1.90%
                            ========        =====                   ========     =====

The Company's customers have been opening certificates of deposit to take advantage of increasing time deposit rates as evidenced by the $6.9 million, or 17.9% increase in average time deposits of $100,000 and over and the $10.5 million, or 15.7% increase in time deposits less than $100,000 in 2007 year to date versus 2006.

As a participant in the Certificate of Deposit Account Registry Service (CDARS) of Promontory Interfinancial Network, LLC, there were $6.7 million of time deposits less than $100,000 on the balance sheet at September 30, 2007 which are considered to be "brokered" deposits. The deposits are matched dollar for dollar with Union's customer deposits which have been placed in other financial institutions in order to provide those customers with full FDIC insurance coverage.

The following table sets forth information regarding the Company's time deposits in amounts of $100,000 and over at September 30, 2007, and December 31, 2006, that mature during the periods indicated:

                            September 30, 2007       December 31, 2006
                            ------------------       -----------------
                                      (Dollars in thousands)

  Within 3 months                 $17,119                 $13,466
  3 to 6 months                     7,926                  17,254
  6 to 12 months                   19,078                  11,299
  Over 12 months                    2,379                   2,219
                                  -------                 -------
                                  $46,502                 $44,238
                                  =======                 =======

Borrowings. Borrowings from the FHLB were $14.6 million at September 30, 2007, at a weighted average rate of 4.93%, and $14.6 million at December 31, 2006, at a weighted average rate of 4.82%.

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

Members of ALCO meet informally at least weekly to set loan and deposit rates, make investment decisions, monitor liquidity and evaluate the loan demand pipeline. Deposit runoff is monitored daily and loan prepayments evaluated monthly. The Company historically has maintained a substantial portion of its loan portfolio on a variable-rate basis and plans to continue this Asset/Liability Management (ALM) strategy in the future. Portions of the variable-rate loan portfolio have interest rate floors and caps which are taken into account by the Company's ALM modeling software to predict interest rate sensitivity, including prepayment risk. As of September 30, 2007, the investment portfolio was all classified as available-for-sale and the modified duration was relatively short. The Company does not utilize any derivative products or invest in any "high risk" instruments.

The Company's interest rate sensitivity analysis (simulation) as of December 2006 for a flat rate environment (Prime at December 31, 2006 was 8.25% and dropped to 7.75% on September 18, 2007) projected the following for the nine months ended September 30, 2007, compared to the actual results:

                                           September 30, 2007
                                 -------------------------------------
                                                            Percentage
                                 Projected     Actual       Difference
                                 ---------     ------       ----------
                                         (Dollars in thousands)
       Net Interest Income         $13,236    $13,441            1.55%
       Net Income                   $3,994     $4,143            3.73%
       Return on Assets              1.43%      1.45%            1.40%
       Return on Equity             12.80%     13.29%            3.83%

Actual net income is higher than projected mainly due to the higher actual net interest income than projected, and the gain on sales of securities and other real estate owned that had not been projected partially offset by the higher actual loan loss provision and other real estate owned expenses.

Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements. The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers, to reduce its own exposure to fluctuations in interest rates, and to implement its strategic objectives. These financial instruments include commitments to extend credit, standby letters of credit, interest rate caps and floors written on adjustable-rate loans, commitments to participate in or sell loans, and commitments to buy or sell securities, certificates of deposit or other investment instruments. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheet. The contract or notional amounts of these instruments reflect the extent of involvement the Company has in a particular class of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit and investment policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. For interest rate caps and floors written on adjustable-rate loans, the contract or notional amounts do not represent management's estimate of the actual exposure to credit loss. The Company controls the risk of interest rate cap agreements through credit approvals, limits, and monitoring procedures.

The Company generally requires collateral or other security to support financial instruments with credit risk. As of September 30, 2007 and December 31, 2006, the contract or notional amount of financial instruments that represent credit risk was as follows:

                                                 September 30,      December 31,
                                                      2007              2006
                                                      ----              ----
                                                      (Dollars in thousands)

Commitments to originate loans                      $10,379            $12,176
Commitments to purchase investment securities         1,657                  -
Unused lines of credit                               37,688             36,574
Standby letters of credit                               963              1,046
Credit Card arrangements                              1,515              1,457
Equity investment commitment to housing
 limited partnership                                      -                917
                                                    -------            -------
    Total                                           $52,202            $52,170
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

The Company's significant fixed and determinable contractual obligations to third parties at September 30, 2007, and December 31, 2006, were as follows:

                                           September 30, 2007  December 31, 2006
                                           ------------------  -----------------
                                                   (Dollars in thousands)

Operating lease commitments                     $    328            $    316
Maturities on borrowed funds                      14,618              14,596
Deposits without stated maturity (1)             206,233             202,997
Certificates of deposit (1)                      127,189             116,825
Pension plan contributions (2)                       581                 700
Deferred compensation payouts (3)                    489                 551
Equity in housing limited partnerships             1,397                 356
Real estate and construction contracts (4)           395                  28
                                                --------            --------
    Total                                       $351,230            $336,369
                                                ========            ========

--------------------
(1) While Union has a contractual obligation to depositors should they wish to withdraw all or some of the funds on deposit, management believes, based on historical analysis, that the majority of these deposits will remain on deposit for the foreseeable future. The amounts exclude interest accrued.
(2) Funding requirements for pension benefits after 2007 are excluded due to the significant variability in the assumptions required to project the amount and timing of future cash contributions.
(3) The Company owns life insurance on the lives of the payees, in an amount estimated by management to be sufficient to reimburse the Company for the deferred compensation payments should the Company desire to utilize the death benefit proceeds for that purpose. The policies have a current cash surrender value of $2.0 million which is reflected in the balance sheet under Other Assets. The Company also owns mutual funds.
(4) Contracts to purchase a new branch site and to complete renovation on one of the Morrisville administrative buildings.

The Company's subsidiary bank is required (as are all banks) to maintain vault cash or a noninterest bearing reserve balance as established by Federal Reserve regulations. The Bank's daily total reserve for the 14 day maintenance period including September 30, 2007 was $418 thousand and for December 31, 2006 was $2.3 million, both of which were satisfied by vault cash. For the purpose of reporting deposits subject to reserves to the Federal Reserve Bank of Boston, the Bank classifies transaction deposit accounts that meet certain criteria as savings accounts, in accordance with Federal Reserve banking regulations. Fluctuations in the number and balances of transaction deposit accounts classified for Federal Reserve reporting purposes as savings accounts impact the total reserve requirement for each 14 day maintenance period. The Company has also committed to maintain a noninterest bearing contracted clearing balance of $1.0 million at September 30, 2007 with the Federal Reserve Bank of Boston.

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

The following table shows the Company's rate sensitivity analysis as of September 30, 2007:

                                                                              Cumulative repriced within
                                                      -------------------------------------------------------------------------
                                                      3 Months     4 to 12      1 to 3       3 to 5       Over 5
                                                       or Less      Months       Years        Years        Years         Total
                                                      --------     -------      ------       ------       ------         -----
                                                                      (Dollars in thousands, by repricing date)
Interest sensitive assets:
  Federal funds sold and
   overnight deposits                                 $  9,151     $     -     $      -     $      -     $      -      $  9,151
  Interest bearing deposits in banks                     1,479       3,952        3,349        1,665          189        10,634
  Investment securities available-for-sale (1)(3)        2,597       6,078        8,068        5,186       12,098        34,027
  FHLB Stock                                                 -           -            -            -        1,385         1,385
  Loans and loans held for sale (2)(3)                  92,756      61,051       74,833       60,968       25,875       315,483
                                                      --------     -------     --------     --------     --------      --------
    Total interest sensitive assets                   $105,983     $71,081     $ 86,250     $ 67,819     $ 39,547      $370,680

Interest sensitive liabilities:
  Time deposits                                       $ 46,795     $64,749     $ 15,310     $    335     $      -      $127,189
  Money markets                                          6,903           -            -            -       44,792        51,695
  Regular savings                                        5,491           -            -            -       34,999        40,490
  NOW accounts                                          19,487           -            -            -       39,671        59,158
  Borrowed funds                                           214         587        1,310        2,984        9,523        14,618
                                                      --------     -------     --------     --------     --------      --------
    Total interest sensitive liabilities              $ 78,890     $65,336     $ 16,620     $  3,319     $128,985      $293,150

Net interest rate sensitivity gap                     $ 27,093     $ 5,745     $ 69,630     $ 64,500     $(89,438)     $ 77,530
Cumulative net interest rate
 sensitivity gap                                      $ 27,093     $32,838     $102,468     $166,968      $77,530
Cumulative net interest rate
 sensitivity gap as a
 percentage of total assets                               6.8%        8.3%        25.8%        42.0%        19.5%
Cumulative net interest rate sensitivity
 gap as a percentage of total
 Interest sensitive assets                                7.3%        8.9%        27.6%        45.0%        20.9%
Cumulative net interest rate sensitivity
 gap as a percentage of total
 Interest sensitive liabilities                           9.2%       11.2%        35.0%        57.0%        26.4%

(1)   Investment securities available-for-sale exclude marketable equity securities with a fair value of $225 thousand and mutual funds with a value of $18 thousand that may be sold by the Company at any time.
(2)   Balances shown net of unearned income of $105 thousand.
(3)   Estimated repayment assumptions considered in Asset/Liability model.

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

The following chart reflects the cumulative results of the Company's latest simulation analysis for the next twelve months on net interest income, net income, return on assets, return on equity and net fair value ratio. Shocks are intended to capture interest rate risk under extreme conditions by immediately shifting to the new level. The projection utilizes a rate shock, applied proportionately, of up and down 300 basis points from the September 30, 2007 prime rate of 7.75%, this is the highest and lowest internal slopes monitored. This slope range was determined to be the most relevant during this economic cycle.


                            INTEREST RATE SENSITIVITY ANALYSIS MATRIX
                                      (Dollars in thousands)

                                                              Return on    Return on    Net Fair
  12 Months     Prime     Net Interest    Change      Net       Assets       Equity       Value
   Ending       Rate         Income          %      Income        %            %          Ratio
September-08    10.75%      $20,022        10.82    $7,018      1.78         16.51        8.19%
                 7.75%      $18,067         0.00    $5,703      1.42         13.40       10.57%
                 4.75%      $15,964       (11.64)   $4,290      1.03          9.88       13.02%

The resulting projected cumulative effect of these estimates on net interest income and the net fair value ratio for the twelve month period ending September 30, 2008, are within approved ALCO guidelines for interest rate risk. The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk under different rate scenarios.

Liquidity. Managing liquidity risk is essential to maintaining both depositor confidence and stability in earnings. Liquidity is a measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to fund deposit withdrawals, repay borrowings, fund investment and lending activities, and for other general business purposes. The Company's principal sources of funds are deposits, amortization and prepayment of loans and securities, maturities of investment securities and other short-term investments, sales of securities and loans available-for-sale, earnings and funds provided from operations. Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities, reduces the Company's exposure to rollover risk on deposits and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments, draws on unused lines of credit and requests for new loans. The Company's strategy is to fund assets, to the maximum extent possible, with core deposits that provide a sizable source of relatively stable and low-cost funds. For the quarter ended, September 30, 2007, the Company's ratio of average loans to average deposits was 95.5% compared to the prior year of 102.9%.

In addition, as Union Bank is a member of the FHLB of Boston, it had access to an unused line of credit up to $5.3 million at September 30, 2007 over and above the term advances already drawn on the line based on FHLB estimate as of that date; with the purchase of required FHLB of Boston capital stock that amount would rise to $25.2 million. This line of credit could be used for either short or long term liquidity or other needs. In addition to its borrowing arrangements with the FHLB of Boston, Union Bank maintains a $7.5 million pre-approved Federal Funds line of credit with an upstream correspondent bank and a repurchase agreement line with a selected brokerage house. There were no balances outstanding on either line at September 30, 2007. Union is a member of the Certificate of Deposit Account Registry Service ("CDARS") of Promontory Interfinancial Network which allows Union to provide higher FDIC deposit insurance to customers by exchanging deposits with other members and allows Union to purchase deposits from other members as another source of funding. There were no purchased deposits at either September 30, 2007 or December 31, 2006, although Union had exchanged $6.7 million and $2.5 million, respectively, with other CDARS members as of those dates.

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

The Company's management monitors current and projected cash flows and adjusts positions as necessary to maintain adequate levels of liquidity. Although approximately 88% of the Company's time deposits will mature within twelve months, management believes, based upon past experience, (percentage of time deposits to mature within twelve months has ranged from 72% to 85% over the preceding eight years) the relationships developed with local municipalities, and the introduction of new deposit products in 2005, that Union Bank will retain a substantial portion of these deposits. Management will continue to offer a competitive but prudent pricing strategy to facilitate retention of such deposits. The inverted yield curve for the last year and the proliferation of certificate of deposit specials have contributed to the shortening of the maturities in time deposits. A reduction in total deposits could be offset by purchases of federal funds, purchases of deposits, short-or-long-term FHLB borrowings, utilization of the repurchase agreement line, or liquidation of investment securities, purchased brokerage certificates of deposit or loans held for sale. Such steps could result in an increase in the Company's cost of funds or a decrease in the yield earned on assets and therefore adversely impact the net interest spread and margin. Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. However, any projections of future cash needs and flows are subject to substantial uncertainty. Management continually evaluates opportunities to buy/sell securities and loans available-for-sale, obtain credit facilities from lenders, or restructure debt for strategic reasons or to further strengthen the Company's financial position.

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

The total dollar value of the Company's stockholders' equity at September 30, 2007 was unchanged from September 30, 2006 at $41.9 million, reflecting net income of $4.1 million for the first nine months of 2007, less cash dividends paid of $3.8 million, the purchase of 17,761 shares of Treasury stock totaling $375 thousand, and a decrease of $26 thousand in accumulated other comprehensive loss.

Union Bankshares, Inc. has 7.5 million shares of $2.00 par value common stock authorized. As of September 30, 2007, the Company had 4,918,611 shares issued, of which 4,514,216 were outstanding and 404,395 were held in Treasury.

The Board of Directors has authorized the repurchase of up to 100,000 shares of common stock, or approximately 2.2% of the Company's outstanding shares at the authorization date, for an aggregate repurchase cost not to exceed $2.15 million. Shares can be repurchased in the open market or in negotiated transactions. The repurchase program is open for an unspecified period of time. As of September 30, 2007 the Company had repurchased 17,761 shares under this program, for a total cost of $375 thousand year-to-date, and 43,447shares at a total cost of $900 thousand since the inception of the program in November, 2005.

As of September 30, 2007, there were outstanding employee incentive stock options with respect to shares of the Company's common stock, granted pursuant to Union Bankshares' 1998 Incentive Stock Option Plan. As of such date, 12,825 options were currently exercisable but only 3,325 of those options were "in the money". Of the 75,000 shares authorized for issuance under the 1998 Plan, 45,450 shares remain available for future option grants. During the third quarter of 2007, no incentive stock options were granted or exercised pursuant to the 1998 plan.

Union Bankshares, Inc. and Union Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Management believes, as of September 30, 2007, that both companies meet all capital adequacy requirements to which they are subject. As of September 30, 2007, the most recent calculation categorizes Union Bank as well capitalized under the regulatory framework for prompt corrective action. The prompt corrective action capital category framework applies to FDIC insured depository institutions such as Union but does not apply directly to bank holding companies such as the Company. To be categorized as well capitalized, Union Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since September 30, 2007, that management believes have changed either company's category.

Union Bank's and the Company's actual capital amounts and ratios as of September 30, 2007, are presented in the following table:

                                                                                            Minimums
                                                                                           To Be Well
                                                                      Minimums          Capitalized Under
                                                                     For Capital        Prompt Corrective
                                                 Actual             Requirements        Action Provisions
                                           -----------------      -----------------     -----------------
                                           Amount      Ratio      Amount      Ratio     Amount      Ratio
                                           ------      -----      ------      -----     ------      -----
                                                               (Dollars in thousands)
Total capital to risk weighted assets
  Union Bank                               $46,190     16.8%      $21,969     8.0%      $27,461     10.0%
  Company                                  $46,325     16.8%      $22,020     8.0%          N/A       N/A
Tier I capital to risk weighted assets
  Union Bank                               $42,763     15.6%      $10,986     4.0%      $16,479      6.0%
  Company                                  $42,898     15.6%      $11,014     4.0%          N/A       N/A
Tier I capital to average assets
  Union Bank                               $42,763     11.0%      $15,522     4.0%      $19,402      5.0%
  Company                                  $42,898     11.1%      $15,529     4.0%          N/A       N/A

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information called for by this item is incorporated by reference in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "OTHER FINANCIAL CONSIDERATIONS" on pages 29 through 36 in this Form 10-Q.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

                                          ISSUER PURCHASES OF EQUITY SECURITIES
                                                                                                    Maximum Number of
                                                                                                  Shares that May Yet Be
                                                           Total Numbers of Shares Purchased         Purchased Under
                  Total Number of      Average Price      as Part of Publicly Announced Plans          the Plans or
    Period        Shares Purchased     Paid per Share               or Programs (1)                      Programs
------------------------------------------------------------------------------------------------------------------------

July 2007                800               $21.39                          800                            62,184
August 2007            2,700               $20.42                        2,700                            59,484
September 2007         2,931               $20.47                        2,931                            56,553

(1)   Since November 18, 2005, the Company has maintained an informal stock repurchase program pursuant to which the
      Company may repurchase up to $2.15 million or 100,000 shares of common stock, or approximately 2.2% of the
      Company's outstanding shares as of the authorization date. Shares can be repurchased in the open market or in negotiated transactions. The repurchase program is open for an unspecified period of time. As of September 30, 2007 the Company had repurchased 17,761 shares under this program for a total cost of $375 thousand during 2007. Since inception of the program, the Company has repurchased 43,447 shares at a total cost of $900 thousand.

Item 6.  Exhibits.

       3.1 Amended and Restated By-laws of Union Bankshares, Inc. as of October 12, 2007.

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

November 14, 2007                Union Bankshares, Inc.

                                 /s/ Kenneth D. Gibbons
                                 -------------------------------------
                                 Kenneth D. Gibbons
                                 Director, President and
                                 Chief Executive Officer

                                 /s/ Marsha A. Mongeon
                                 -------------------------------------
                                 Marsha A. Mongeon
                                 Chief Financial Officer and Treasurer
                                 (Principal Financial Officer)

                                 EXHIBIT INDEX

 3.1    Amended and Restated By-laws of Union Bankshares, Inc.

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