Form 10-K
period 2007-12-31
UNION BANKSHARES INC
filed 2008-03-31
CIK 706863

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

For the fiscal year ended December 31, 2007     Commission file number 001-15985

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]       Accelerated filer [   ]
Non-accelerated  filer  [ ] (Do not check if a smaller reporting company)
                                  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2007 was $63,670,027 based on the closing price on the American Stock Exchange on such date of $20.80 per share. For purposes of this calculation, all directors, executive officers, and named executives of the Registrant are assumed to be affiliates. Such assumption, however, shall not be deemed to be an admission of such status as to any such individual.

As of March 14, 2008 there were 4,492,433 shares of the registrant's $2 par value common stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Specifically designated portions of the following documents are incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

                             Document                                     Part
                             --------                                     ----
Annual Report to Shareholders for the year ended December 31, 2007        I, II
Proxy Statement for the 2008 Annual Meeting of Shareholders                III

                             UNION BANKSHARES, INC.
                               Table of Contents

Part I
Item 1--Business                                                              3
Item 1A-Risk Factors                                                         10
Item 1B-Unresolved Staff Comments                                            10
Item 2--Properties (a)                                                       10
Item 3--Legal Proceedings                                                    11
Item 4--Submission of Matters to a Vote of Security Holders                  11

Part II
Item 5--Market for Registrant's Common Equity, Related Stockholder
        Matters, and Issuer Purchases of Equity Securities (a)               11
Item 6--Selected Financial Data                                              11
Item 7--Management's Discussion and Analysis of Financial Condition
        and Results of Operations (a)                                        12
Item 7A-Quantitative and Qualitative Disclosures about Market Risk (a)       12
Item 8--Financial Statements and Supplementary Data (a)                      12
Item 9--Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosures                                            12
Item 9A-Controls and Procedures                                              12
Item 9A(T)-Controls and Procedures                                           12
Item 9B-Other Information                                                    12

Part III
Item 10--Directors, Executive Officers and Corporate Governance (b)          13
Item 11--Executive Compensation (b)                                          13
Item 12--Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters (b)                      13
Item 13--Certain Relationships and Related Transactions, and
         Director Independence (b)                                           14
Item 14-- Principal Accountant Fees and Services (b)                         14

Part IV
Item 15--Exhibits, Financial Statement Schedules                             14

Signatures                                                                   15
Exhibit Index                                                                16

--------------------
(a) The information required by Part I, Item 2 and Part II, Items 5, 7, 7A, and 8 is incorporated herein by reference, in whole or in part, from the 2007 Annual Report to Shareholders.
(b) The information required by Part III Items 10, 11, 12, 13 and 14 is incorporated herein by reference, in whole or in part, from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2008. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to specifically incorporate by reference the information referred to in Items 407(d)(1)-(3), 201(f) and 407(e)(5) of Regulation S-K.

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

Union has 164 full time equivalent employees and considers its employee relations to be satisfactory. The Company, itself, does not have any paid employees.

The Company's income is derived principally from interest on loans and earnings on other investments. Its primary expenses arise from interest paid on deposits and borrowings and general overhead expenses. The consolidated assets of the Company have grown from $343 million to $393 million over the last five years or 14.6% while consolidated deposits have grown from $293 million to $324 million or 10.6% during that same period. Please refer to the financial statements and supplementary data of the Company's 2007 Annual Report to Shareholders, contained in Exhibit 13 to this report and incorporated herein by reference for further details.

Description of Services: The Company offers full retail and commercial banking services to its customers. The Company primarily emphasizes providing retail banking services to individuals living within its market area and commercial banking services to small and medium-sized corporations, partnerships, and sole proprietorships, as well as nonprofit organizations, local municipalities and school districts. The Company's lending activities are targeted at increasing residential mortgage and construction loan originations, and expanding commercial and municipal lending including the commercial real estate market. The Company works with customers and its business partners and government agencies to design financing that best meets our customers' needs, which might include involvement of the Vermont Housing Finance Agency, the Small Business Administration ("SBA"), the U.S. Department of Agriculture Rural Development Agency or the Federal Home Loan Bank ("FHLB") of Boston, to name a few. The Company utilizes its lending activities to develop broader customer relationships in areas served by its network of branches as a means to augment deposits. The Company produces loans primarily for its portfolio although it periodically sells or participates out a portion of the loans produced to mitigate interest rate or credit risk. See "Discussion of Financial Condition" in Part II-Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") for information on the composition of the Company's loan portfolio by type of loan including loans held for sale and on asset quality.

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

      o Retail depository services including personal checking accounts, NOW accounts, health savings accounts, savings accounts, money market accounts, certificates of deposit, and IRA/SEP/KEOGH accounts;
      o The deposits of Union are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC") up to legal limits (generally $100,000 per depositor) with higher levels of insurance coverage available for certain retirement accounts and through Union's participation in the Certificate of Deposit Account Registry Service ("CDARS") of Promontory Interfinancial Network; and
      o   Asset Management services to individuals and organizations.

Consistent with the objective of the Company to serve the needs of individuals, businesses and others within the communities served, the Company seeks to concentrate its assets in loans. To be consistent with the requirements of prudent banking practices, adequate assets are invested in high-grade securities to provide liquidity, diversification of income sources and safety. See "Discussion of Financial Condition" in Part II-Item 7, "MD&A" and incorporated herein by reference for information on the composition of Union's investment portfolio by type and maturity as well as other sources of liquidity.

The risk of nonpayment (or deferred payment) of loans is inherent in commercial banking. The Company's marketing focus on individuals and small- to medium-sized businesses may result in the assumption by it of certain lending risks. Management carefully evaluates all loan applications and attempts to minimize credit risk exposure by use of thorough loan application, approval and monitoring procedures, however, there can be no assurance that such procedures will entirely reduce such lending risks. See "Risk Factors" in Part II-Item 7 "MD&A" and incorporated herein by reference for additional information about the risks inherent in the Company's business.

Source of Business: Management believes that the market segments targeted, individuals, small to medium sized businesses, and municipalities in the Company's market area, demand the convenience and personal service that a smaller, independent financial institution can offer. It is these themes of convenience and personal service that form the basis of the Company's business development strategies. At December 31, 2007, Union maintained 13 branch offices, a loan production office in St. Albans, Vermont, and 30 ATMs, and also provided many of its services via the telephone and the Internet.

Management's operational strategy includes continued evaluation of changing market needs and design and implementation of products and services to meet those needs, as well as the establishment and maintenance of necessary infrastructure necessary to deliver those products and services effectively and efficiently. Measures taken by management in recent years to implement this approach have included the opening of a loan production office in St. Albans, Vermont in January 2005, which represented a further westward expansion in Franklin County of the Company's service area; the renovation and expansion of the Portland Street, St. Johnsbury branch; and the redesign of Union's personal deposit products to become more competitive in the market. The strategies for 2006 included the expansion to a full service branch location in Littleton, New Hampshire in March 2006; the introduction of a new, more competitive small business checking account; the introduction of tiered variable-rate certificates of deposit which also allow additional deposits and limited withdrawals; and the addition of another ATM location. Strategies for 2007 included the expansion of the Company's Main Office; the announcement of two additional branch locations in Danville and St. Albans, Vermont which will be completed in 2008; the installation of new "platform" software to streamline new deposit processing, document imaging, Check 21 imaging, and a new internal computer network. Strategies for 2008 in addition to the completion of the two aforementioned branches are the addition of remote item capture at all the branches, the expansion of the trust services division with the addition of another experienced officer, the addition of new avenues to sell or participate loans to, the introduction of Health Savings Accounts and an effort to take advantage of the new technologies implemented to promote internal efficiencies. The directors and management of the Company intend to continue to offer products and services that will allow the Company to manage responsibly the growth of its assets, while building and enhancing stockholder value, preserving Union Bank's image as a premier Vermont community bank and building that reputation in the northern New Hampshire market.

The Company seeks to capitalize upon the extensive business and personal contacts and relationships of its Directors, Advisory Board members and Officers to continue to develop the Company's customer base, as well as relying on Director and Advisory Board referrals, officer-originated calling programs and customer and shareholder referrals. Two regional advisory boards in Littleton, New Hampshire and St. Albans, Vermont have been added in recent years to assist with the Company's continuing growth in those geographic areas.

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

In order to compete with the larger financial institutions in its service area, Union capitalizes on the flexibility and local autonomy which is accorded by its independent status. This includes an emphasis on personal service, timely decision making, local promotional activity, and personal contacts and community service by Union's officers, directors and employees. The Company strives to educate the public about the strength of the Company and the local economy in light of the national and global problems in the real estate and financial markets.

The Company competes for checking, savings, money market accounts and other deposits by offering depositors competitive products and rates, personal service, local area expertise, convenient locations and access, and an array of financial services and products. Deposit "specials" offered by local and national competitors as well as the variety of nonbanking investment avenues open to our customers and the public makes deposit growth challenging.

The competition in originating real estate and other loans comes principally from commercial banks, mortgage banking companies and credit unions. The Company competes for loan originations primarily through the interest rates and loan fees it charges, the types of loans it offers, and the efficiency and quality of services it provides. In addition to residential mortgage lending and municipal loans, the Company also emphasizes commercial real estate, construction, and both conventional and SBA guaranteed commercial lending. Factors that affect the Company's ability to compete for loans include general and local economic conditions, prevailing interest rates including the "prime" rate, and pricing volatility of the secondary loan markets. The Company promotes an increased level of personal service and expertise within the community to position itself as a lender to small to middle market business and residential customers, which tend to be under-served by larger institutions.

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

As a Vermont-chartered commercial bank, Union is subject to regulation, examination, and supervision by the Vermont Banking Department and the FDIC. Regular examinations of Union by the Vermont Banking Department and the FDIC include examination of the bank's financial condition and operations, including but not limited to its capital adequacy, loan reserves, loans, investments, earnings, liquidity, compliance with laws and regulations, record of performance under the federal Community Reinvestment Act of 1977, as amended ("CRA"), and the performance of its management.

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

Federal Reserve Board Policies and Reserve Requirements. The monetary policies and regulations of the FRB have had a significant effect on the operating results of banks in the past and are expected to continue to do so in the future. FRB policies affect the levels of bank earnings on loans and investments and the levels of interest paid on bank deposits through the Federal Reserve System's open-market operations in United States government securities, regulation of the discount rate on bank borrowings from Federal Reserve Banks and regulation of non-earning reserve requirements. Regulation D promulgated by the FRB requires all depository institutions to maintain reserves against their transaction accounts (generally, demand deposits, NOW accounts and certain other types of accounts that permit payments or transfers to third parties) and non-personal time deposits (generally, money market deposit accounts or other savings deposits held by corporations or other depositors that are not natural persons, and certain other types of time deposits), subject to certain exemptions. Because required reserves must be maintained in the form of either vault cash, a noninterest bearing account at the Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the amount of Union's interest-earning assets. As of December 31, 2007, Union's reserve requirement was approximately $387 thousand which was satisfied by vault cash.

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

Loans to Related Parties. The Company's and Union's authority to extend credit to their directors, executive officers and 10 percent stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of the Federal Reserve Act and Regulation O of the FRB thereunder. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based in part, on the amount of the bank's capital. Under AMEX guidelines, any related party transaction including loans must be reviewed by the Company's Audit Committee. In addition, under the federal Sarbanes-Oxley Act of 2002 (discussed below), the Company, itself, may not extend or arrange for any personal loans to its directors and executive officers. The Company has a Related Persons Transactions Approval Policy which incorporates applicable regulatory guidelines and requirements and is administered by the Company's Board of Directors.

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

At December 31, 2007, the Company's consolidated Total and Tier I Risk-Based Capital Ratios were 16.7% and 15.5%, respectively, and its Leverage Capital Ratio was 10.9%, and it is considered well-capitalized under the above regulatory guidelines. In addition, Union is considered well-capitalized under such guidelines.

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

Deposit Insurance Premium Assessments. The deposits of Union are insured under the Deposit Insurance Fund ("DIF") maintained by the FDIC. Under applicable federal laws and regulations, deposit insurance premium assessments to the DIF are based on a supervisory risk rating system, with the most favorably rated institutions paying the lowest premiums. The DIF was created by the merger of the Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") provided for in the Federal Deposit Insurance Reform Act of 2005 ("FDIRA"), as enacted in February 2006. This legislation also increased insurance coverage for retirement accounts to $250,000 and indexed the insurance levels for inflation, among other changes. In addition, as a result of the FDIRA, the FDIC has adopted a revised, risk-based assessment system to determine assessment rates to be paid by member institutions, such as Union. Under this revised assessment system, risk is defined and measured using an institution's supervisory ratings, combined with certain other risk measures, including certain financial ratios and long-term debt issuer ratings. The annual risk based assessment rates for 2007 and 2008 range from $0.05 to $0.43 per $100 of insured deposits. The FDIRA also provided for a one-time assessment credit, to be allocated among member institutions. The FDIC one-time assessment credit may be used to offset future deposit insurance assessments beginning in 2007. The utilization of the Company's credit will be completed in 2008 leading to potential additional expense to the Company.

In addition to DIF assessments, beginning in 1997 the FDIC assessed BIF-assessable and SAIF-assessable deposits to fund the repayment of debt obligations of the Financing Corporation. The Financing Corporation is a government-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution of Trust Corporation. As of January 1, 2008, the annualized rate of risk-adjusted deposits, established by the FDIC for all DIF-assessable deposits, was 1.25 basis points (hundredths of 1%). For the year ended December 31, 2007, the Bank's insurance assessment expense was $37 thousand.

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

The USA Patriot Act also amends the Bank Holding Company Act and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution's anti-money laundering program when reviewing an application under these acts.

Sarbanes-Oxley Act of 2002. This federal far-reaching legislation was generally intended to protect investors by strengthening corporate governance and improving the accuracy and reliability of corporate disclosures made pursuant to securities law. The Sarbanes-Oxley Act provides for, among other things:

      o a prohibition on personal loans made or arranged by the issuer to its directors and executive officers (except for loans made by a bank subject to Regulation O);
      o   independence requirements for audit committee members;
      o   corporate governance requirements;
      o independence requirements for company auditors that restrict non-audit services that accountants may provide to their audit clients;
      o enhanced disclosure requirements pertaining to corporate operations and internal controls;
      o certification of financial statements and internal controls on Forms 10-K and 10-Q reports by the chief executive officer and the chief financial officer;
      o the forfeiture by the chief executive officer and the chief financial officer of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by such officers in the twelve month period following initial publication of any financial statements that later require restatement due to corporate misconduct;
      o   disclosure of off-balance sheet transactions;
      o two-business day filing requirements for insiders filing reports on Form 4 of transactions in the issuer's securities;
      o accelerated filing requirements for Forms 10-K and 10-Q by public companies which qualify as "accelerated filers;"
      o disclosure of a code of ethics for principal financial officers and filing a Form 8-K for a change in or waiver of such code;
      o the reporting of securities violations "up the ladder" by both in-house and outside attorneys;
      o restrictions on the use of non-GAAP financial measures in press releases and SEC filings;
      o   the formation of a public accounting oversight board; and
      o various increased criminal penalties for violations of securities laws.

Not all of the final rules under the Act have gone into effect for the Company since it is not an accelerated filer. In particular, while the Company became subject for 2007 to Section 404 of Sarbanes-Oxley, relating to the certification of internal controls by the chief executive officer and the chief financial officer, the attestation requirement for the Company's independent auditors has been delayed until at least 2009. In order to be considered an accelerated filer under the Sarbanes-Oxley Act, the market value of the Company's outstanding class of stock registered under the Exchange Act as of June 30 which is held by non-affiliates (so-called "public float") must exceed $75,000,000. Since the Company meets the qualification requirements under the Securities and Exchange Commission rules for smaller reporting companies adopted by the SEC in December, 2007, it was granted some relief in the periodic reporting and proxy disclosure requirements starting with financial disclosures for the year ended December 31, 2007 and proxy disclosures for 2008.

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

Taxing Authorities. The Company and Union are subject to income taxes at the Federal level and are individually subject to state taxation based on the laws of each state in which they operate. The Company and Union file a consolidated federal tax return with a calendar year-end. The Company and Union have filed separate tax returns for each state jurisdiction affected for 2006 and will do the same for 2007. No tax return is currently being examined or audited by any taxing authority.

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

Part I--Item 1A Risk Factors

Not applicable as the Company meets the qualification requirements for smaller reporting companies.

Part I--Item 1B Unresolved Staff Comments

None

Part I--Item 2 Properties

As of December 31, 2007, Union operated 12 community-banking locations in Lamoille, Caledonia and Franklin counties of Vermont, one in Littleton, New Hampshire and a loan production office in St. Albans, Vermont. Union also operates 30 ATMs in northern Vermont and one in Littleton, New Hampshire. Union owns, free of encumbrances, ten of its branch locations and its operations center and leases three branch locations, the loan production office and certain ATM premises from third parties under terms and conditions considered by management to be favorable to Union. On December 18, 2007, Union purchased a building in Fairfax, Vermont, adjacent to its Fairfax branch.

Additional information relating to the Company's properties as of December 31, 2007, is set forth in Note 8 to the consolidated financial statements contained in Exhibit 13 to this report, and incorporated herein by reference.

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

Part I--Item 4 Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders through a solicitation of proxies or otherwise during the fourth quarter of 2007.

Part II--Item 5 Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

For information regarding the market for the Company's stock, trading prices, dividends and number of record holders, please refer to page 70 of the Company's 2007 Annual Report to Shareholders, contained in Exhibit 13 to this report, which information is incorporated herein by reference.

                                            ISSUER PURCHASES OF EQUITY SECURITIES
-----------------------------------------------------------------------------------------------------------------------------
                                                               Total Number of Shares          Maximum Number of Shares that
                   Total Number of      Average Price       Purchased as Part of Publicly      May Yet Be Purchased Under the
    Period         Shares Purchased     Paid per Share     Announced Plans or Programs (1)           Plans or Programs.
-----------------------------------------------------------------------------------------------------------------------------
October, 2007           4,722               $21.20                      4,722                              51,831
November, 2007          9,214               $20.82                      9,214                              42,617
December, 2007            486               $20.30                        486                              42,131

--------------------
(1)   On November 18, 2005, the Company announced a stock repurchase program. The Board of Directors has authorized the repurchase of up to $2.15 million or 100,000 shares of common stock, or approximately 2.2% of the Company's outstanding shares. Shares may be repurchased in the open market or in negotiated transactions. The repurchase program is open for an unspecified period of time. Through December 31, 2007, the total number of shares purchased under the plan is 57,869 at a cost of $1,217,497.

During the quarter ended December 31, 2007, 3,175 incentive stock options previously granted pursuant to the Company's 1998 Incentive Stock Option Plan ("Plan") were exercised by two participants at an aggregate exercise price of $49,752. Participation in the Plan is limited to those senior officers of the corporation or its subsidiary (currently four active participants) selected by the Board of Directors in its discretion. The exercise price of all options granted under the Plan represents the fair market value of the shares on the date of grant. There were 3,250 options granted under the Plan during 2007 at an option price of $20.42 per share. The shares issued to Plan participants upon exercise of incentive stock options have not been registered with the Securities and Exchange Commission. Such shares are restricted securities, issued under statutory exemptions available under the Securities Act of 1933, including Section 4(2) thereof, for offers and sales not involving a public offering.

Part II--Item 6 Selected Financial Data

Not applicable as the Company meets the qualification requirements for smaller reporting companies.

Part II--Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Please refer to pages 48 to 68 of the Company's 2007 Annual Report to Shareholders section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations", contained in Exhibit 13 to this report, which information is incorporated herein by reference.

Part II--Item 7A Quantitative and Qualitative Disclosures About Market Risk

Please refer to pages 62 to 68 of the Company's 2007 Annual Report to Shareholders section entitled "Other Financial Considerations", contained in
Exhibit 13 to this report information is incorporated herein by reference.

Part II--Item 8 Financial Statements and Supplementary Data

Pursuant to regulatory relief available to smaller reporting companies the Company has elected to present audited statements of income, cash flows and changes in stockholders' equity for each of the preceding two rather than three, fiscal years.

The consolidated balance sheets of Union Bankshares, Inc. as of December 31, 2007 and 2006 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the two year period ended December 31, 2007, together with related notes and the report of UHY LLP independent registered public accounting firm, with respect to the financial statements for the years ended December 31, 2007 and 2006, all as contained on pages 22 to 47 of the Company's 2007 Annual Report to Shareholders, contained in Exhibit 13 to this report, are incorporated herein by reference.

Part II - Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Part II-Item 9A Controls and Procedures

Not applicable.

Part II - Item 9A(T) Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company's chief executive officer and chief financial officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2007. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.

Management's Report on Internal Control Over Financial Reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, the Company's management concluded that, as of December 31, 2007, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This annual report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Commission that permit the Company to provide only management's report in this annual report.

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

Part II - Item 9B Other Information

None

Part III--Item 10 Directors, Executive Officers and Corporate Governance

The following information from the Company's Proxy Statement for the 2008 Annual Meeting of Shareholders is hereby incorporated by reference:

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

Part III--Item 11 Executive Compensation

The following information from the Company's Proxy Statement for the 2008 Annual Meeting of Shareholders is hereby incorporated by reference:

Information regarding compensation of directors under the caption "PROPOSAL I:
TO ELECT DIRECTORS - Directors' Compensation".

Information regarding executive officer and named executive compensation and benefit plans under the caption - "EXECUTIVE COMPENSATION".

Information regarding management interlocks and certain transactions under the caption "PROPOSAL I: TO ELECT DIRECTORS - Compensation Committee Interlocks and Insider Participation".

Information regarding the Compensation Committee under "Board Committees".

Part III--Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following information from the Company's Proxy Statement for the 2008 Annual Meeting of Shareholders is hereby incorporated by reference:

Information regarding the share ownership of management and principal shareholders under the caption "SHARE OWNERSHIP INFORMATION - Share Ownership of Management and Principal Holders".

The following table summarizes equity compensation under the Company's Incentive Stock Option Plan, the only equity compensation plan of the Company:

                            Equity Compensation Plan Information as of December 31, 2007:

                                                                                              Number of securities
                                                                                             remaining available for
                                 Number of securities to be    Weighted average exercise      future issuance under
                                  issued upon exercise of        price of outstanding       equity compensation plans
                                    outstanding options,         options, warrants            (excluding securities
        Plan Category               warrants and rights               and rights            reflected in column (a))

                                          Column a                     Column b                     Column c
---------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders               16,000                       $23.60                       42,200

Equity compensation plans not
approved by security holders                    -                            -                            -
                                           ------                       ------                       ------

Total                                      16,000                       $23.60                       42,200
                                           ======                       ======                       ======

Part III--Item 13 Certain Relationships and Related Party Transactions, and Director Independence

The following information from the Company's Proxy Statement for the 2008 Annual Meeting of Shareholders is hereby incorporated by reference:

Information regarding transactions with management under the caption "PROPOSAL
I: TO ELECT DIRECTORS - Transactions with Management and Directors".

Part III--Item 14 Principal Accountant Fees and Services

The following information from the Company's Proxy Statement for the 2008 Annual Meeting of Shareholders is hereby incorporated by reference:

Information on fees paid to the Independent Auditors set forth under the caption "Independent Auditors".

Part IV--Item 15 Exhibits, Financial Statement Schedules

Documents Filed as Part of this Report:

      (1) The following consolidated financial statements, as included in the 2007 Annual Report to Shareholders, are incorporated herein by reference (See Exhibit 13.1):
            1)    Report of Independent Registered Public Accounting Firm
            2)    Consolidated Balance Sheets at December 31, 2007 and 2006
            3) Consolidated Statements of Income for the years ended December 31, 2007 and 2006
            4) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2007 and 2006
            5) Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006
            6)    Notes to the Consolidated Financial Statements

      (2) The following exhibits are either filed herewith as part of this report, or are incorporated herein by reference.

Item No:
   3.1 Amended and Restated Articles of Incorporation of Union Bankshares, Inc. (as of August 1, 2007), previously filed with the Commission as Exhibit 3.1 to the Company's June 30, 2007 Form 10-Q and incorporated herein by reference.
   3.2 Bylaws of Union Bankshares, Inc., as amended, previously filed with the Commission as Exhibit 3.1 to the Company's September 30, 2007 Form 10-Q and incorporated herein by reference.
  10.1 Stock Registration Agreement dated as of February 16, 1999, among Union Bankshares, Inc., Genevieve L. Hovey, individually and as Trustee of the Genevieve L. Hovey Trust (U.A. dated 8/22/89), and Franklin G. Hovey, II, individually, previously filed with the Commission as Exhibit 3.1 to the Company's Registration Statement on Form S-4 (#333-82709) and incorporated herein by reference.
  10.2 1998 Incentive Stock Option Plan of Union Bankshares, Inc. and Subsidiary, previously filed with the Commission as Exhibit 3.1 to the Company's Registration Statement on Form S-4 (#333-82709) and incorporated herein by reference.*
  10.3 Form of Union Bankshares, Inc. Deferred Compensation Plan and Agreement, previously filed with the Commission as Exhibit 10.3 to the Company's 2001 Form 10-K and incorporated herein by reference.*
  10.4 Union Bankshares, Inc. Executive Nonqualified Excess Plan, previously filed with the Commission as Exhibit 10.4 to the Company's 2006 Form 10-K and incorporated herein by reference.*
  13 The following specifically designated portions of Union's 2007 Annual Report to Shareholders have been incorporated by reference in this Report on Form 10-K, is filed herewith: pages 22 to 47.
  14.1 Code of Ethics for Senior Financial Officers and the Chief Executive Officer, previously filed with the Commission as Exhibit
            14.1 to the Company's 2005 Form 10-K and incorporated herein by reference.
  14.2 Code of Ethics (for all directors, officers and employees), previously filed with the Commission as Exhibit 14.2 to the Company's 2006 Form 10-K and incorporated herein by reference.
  21        Subsidiary of Union Bankshares, Inc. Union Bank, Morrisville,
            Vermont.
  31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
  31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
  32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------
*  denotes compensatory plan or agreement

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of March 31, 2008.

Union Bankshares, Inc.

By: /s/ Kenneth D. Gibbons             By: /s/ Marsha A. Mongeon
    -----------------------------      ----------------------------------
    Kenneth D. Gibbons                 Marsha A. Mongeon
    President and Chief Executive      Treasurer and Chief
    Officer                            Financial/Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 31, 2008.

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

--------------------
*   other than exhibits incorporated by reference to prior filings.