Form 10-Q
period 2008-03-31
UNION BANKSHARES INC
filed 2008-05-15
CIK 706863

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
                 For the quarterly period ended: March 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 6, 2008:
      Common Stock, $2 par value                          4,491,183 shares

                             UNION BANKSHARES, INC.
                               TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements.
Unaudited Consolidated Financial Statements Union Bankshares,
 Inc. and Subsidiary
  Consolidated Balance Sheets                                                 3
  Consolidated Statements of Income                                           4
  Consolidated Statement of Changes in Stockholders' Equity                   5
  Consolidated Statements of Cash Flows                                       6
Notes to Unaudited Consolidated Financial Statements                          8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                          11
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.         33
Item 4T. Controls and Procedures.                                            33

PART II    OTHER INFORMATION

Item 1.  Legal Proceedings.                                                  33
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.        34
Item 6.  Exhibits.                                                           34

Signatures                                                                   34

Part l Financial Information
Item 1.  Financial Statements

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                     March 31,      December 31,
                                                                        2008            2007
                                                                        ----            ----
                                                                        (Dollars in thousands)
Assets
  Cash and due from banks                                             $ 12,361        $ 12,815
  Federal funds sold and overnight deposits                              1,022             614
                                                                      --------        --------
  Cash and cash equivalents                                             13,383          13,429

  Interest bearing deposits in banks                                     9,462          11,868
  Investment securities available-for-sale                              33,075          33,822
  Loans held for sale                                                    6,832           7,711

  Loans                                                                309,910         310,594
    Allowance for loan losses                                           (3,401)         (3,378)
    Unearned net loan fees                                                (109)           (111)
                                                                      --------        --------
      Net loans                                                        306,400         307,105

  Accrued interest receivable                                            2,091           2,077
  Premises and equipment, net                                            6,857           6,462
  Other assets                                                          10,484          10,887
                                                                      --------        --------

      Total assets                                                    $388,584        $393,361
                                                                      ========        ========

Liabilities and Stockholders' Equity

Liabilities
  Deposits
    Noninterest bearing                                               $ 49,154        $ 56,155
    Interest bearing                                                   265,777         267,806
                                                                      --------        --------
      Total deposits                                                   314,931         323,961
  Borrowed funds                                                        25,099          20,328
  Accrued interest and other liabilities                                 6,354           6,998
                                                                      --------        --------
      Total liabilities                                                346,384         351,287
                                                                      --------        --------

Commitments and Contingencies

Stockholders' Equity
  Common stock, $2.00 par value; 7,500,00 shares authorized
   at 3/31/08 and 12/31/07; 4,921,786 shares
   issued at 3/31/08 and 12/31/07                                        9,844           9,844
  Paid-in capital                                                          204             202
  Retained earnings                                                     35,938          35,791
  Treasury stock at cost; 429,703 shares at 3/31/08 and 418,817
   at 12/31/07                                                          (3,155)         (2,939)
  Accumulated other comprehensive loss                                    (631)           (824)
                                                                      --------        --------
      Total stockholders' equity                                        42,200          42,074
                                                                      --------        --------

      Total liabilities and stockholders' equity                      $388,584        $393,361
                                                                      ========        ========

See accompanying notes to the unaudited consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                       2008                          2007
                                                                       ----                          ----
                                                                 (Dollars in thousands except Per Share Data)
Interest income
  Interest and fees on loans                                        $   5,685                     $   5,900
  Interest on debt securities
    Taxable                                                               316                           234
    Tax exempt                                                             84                            46
  Dividends                                                                22                            30
  Interest on federal funds sold and overnight deposits                    31                           104
  Interest on interest bearing deposits in banks                          126                            74
                                                                    ---------                     ---------
    Total interest income                                               6,264                         6,388
                                                                    ---------                     ---------
Interest expense
  Interest on deposits                                                  1,656                         1,785
  Interest on borrowed funds                                              268                           190
                                                                    ---------                     ---------
    Total interest expense                                              1,924                         1,975
                                                                    ---------                     ---------

      Net interest income                                               4,340                         4,413

Provision for loan losses                                                  50                            45
                                                                    ---------                            --
    Net interest income after provision for loan losses                4,290                         4,368
                                                                    ---------                     ---------

Noninterest income
  Trust income                                                             93                            84
  Service fees                                                            855                           796
  Net loss on sales of investment securities available-for-sale             -                           (10)
  Net gain on sales of loans held for sale                                158                            27
  Other income                                                             16                            24
                                                                    ---------                     ---------
    Total noninterest income                                            1,122                           921
                                                                    ---------                     ---------

Noninterest expenses
  Salaries and wages                                                    1,585                         1,578
  Pension and employee benefits                                           668                           660
  Occupancy expense, net                                                  268                           220
  Equipment expense                                                       292                           262
  Other expenses                                                        1,017                           926
                                                                    ---------                     ---------
    Total noninterest expense                                           3,830                         3,646
                                                                    ---------                     ---------

      Income before provision for income taxes                          1,582                         1,643

Provision for income taxes                                                176                           408
                                                                    ---------                     ---------

    Net income                                                      $   1,406                     $   1,235
                                                                    =========                     =========

Earnings per common share                                           $    0.31                     $    0.27
                                                                    =========                     =========

Weighted average number of common
 shares outstanding                                                 4,497,601                     4,531,515
                                                                    =========                     =========

Dividends per common share                                          $    0.28                     $    0.28
                                                                    =========                     =========

See accompanying notes to the unaudited consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

                                        Common Stock
                                     -------------------                                        Accumulated
                                      Shares,                                                      other            Total
                                      net of                Paid-in    Retained    Treasury    comprehensive    stockholders'
                                     Treasury     Amount    capital    earnings     stock          loss            equity
                                     --------     ------    -------    --------    --------    -------------    -------------
                                                                      (Dollars in thousands)
Balances, December 31,  2007         4,502,969    $9,844     $202      $35,791     $(2,939)        $(824)          $42,074

Comprehensive income:
Net income                                   -         -        -        1,406           -             -             1,406
Other comprehensive income,
 net of tax:
Change in net unrealized gain
 (loss)  on investment
 securities available-for-sale,
 net of reclassification
 adjustment and tax effects                  -         -        -            -           -           193               193
                                                                                                                   -------
Total other comprehensive
  income                                                                                                               193
                                                                                                                   -------

Total comprehensive income                                                                                           1,599
                                                                                                                   -------

Cash dividends declared
 ($0.28 per share)                           -         -        -       (1,259)          -             -            (1,259)

Issuance of stock options                    -         -        2            -           -             -                 2

Purchase of treasury stock             (10,886)        -        -            -        (216)            -              (216)
                                     ---------    ------     ----      -------    --------         -----           -------

Balances, March 31, 2008             4,492,083    $9,844     $204      $35,938    $(3,155)         $(631)          $42,200
                                     =========    ======     ====      =======    ========         ======          =======

See accompanying notes to the unaudited consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                              Three Months Ended
                                                                          --------------------------
                                                                          March 31,        March 31,
                                                                            2008             2007
                                                                            ----             ----
                                                                            (Dollars in thousands)
Cash Flows From Operating Activities
  Net Income                                                              $  1,406         $  1,235
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation                                                                186             192
    Provision for loan losses                                                   50               45
    Credit for deferred income taxes                                           (73)            (111)
    Net amortization of investment securities available-for-sale                 1                4
    Equity in losses of limited partnerships                                    97               66
    Issuance of stock options                                                    2                2
    Write-downs of other real estate owned                                       -               10
    Decrease in unamortized loan fees                                           (3)              (1)
    Proceeds from sales of loans held for sale                               5,755            3,437
    Origination of loans held for sale                                      (4,717)          (4,219)
    Net gain on sales of loans held for sale                                  (158)             (27)
    Net loss on sales of investment securities available-for-sale                -               10
    Net loss on disposals of premises and equipment                             23                -
    Net gain on sales of repossessed property                                   (3)               -
    Net loss (gains) on sales of other real estate owned                         2              (20)
    Increase in accrued interest receivable                                    (14)             (32)
    Decrease in other assets                                                   438              131
    Increase  in income taxes                                                  248              494
    (Decrease) increase in accrued interest payable                            (45)             178
    Increase in other liabilities                                              247              357
                                                                          --------         --------
      Net cash provided by operating activities                              3,442            1,751
                                                                          --------         --------

Cash Flows From Investing Activities
  Interest bearing deposits in banks
    Maturities and redemptions                                               3,979              197
    Purchases                                                               (1,574)          (4,987)
  Investment securities available-for-sale
    Sales                                                                        -              414
    Maturities, calls and paydowns                                           2,053              695
    Purchases                                                               (1,014)          (3,820)
  Net (purchase) redemption of Federal Home Loan Bank stock                   (283)              82
  Net decrease in loans                                                        322           10,294
  Recoveries of loans charged off                                               18               17
  Purchases of premises and equipment                                         (604)            (144)
  Investments in limited partnerships                                         (881)               -

                                                                              Three Months Ended
                                                                          --------------------------
                                                                          March 31,        March 31,
                                                                            2008             2007
                                                                            ----             ----
                                                                            (Dollars in thousands)
  Proceeds from sales of other real estate owned                               214                3
  Proceeds from sales of repossessed property                                   16                -
                                                                          --------         --------
      Net cash used in investing activities                                  2,246            2,751
                                                                          --------         --------

Cash Flows From Financing Activities
  Net increase  in borrowings outstanding                                    4,771              757
  Net decrease in noninterest bearing deposits                              (7,001)          (8,528)
  Net (decrease) increase in interest bearing deposits                      (2,029)           2,217
  Purchase of treasury stock                                                  (216)             (34)
  Dividends paid                                                            (1,259)          (1,269)
                                                                          --------         --------
      Net cash used in financing activities                                 (5,734)          (6,857)
                                                                          --------         --------

      Decrease in cash and cash equivalents                                    (46)          (2,355)
Cash and cash equivalents
  Beginning                                                                 13,429           20,957
                                                                          --------         --------

  Ending                                                                  $ 13,383         $ 18,602
                                                                          ========         ========

Supplemental Disclosures of Cash Flow Information
  Interest paid                                                           $  1,969         $  1,797
                                                                          ========         ========

      Income taxes paid                                                   $      -         $     25
                                                                          ========         ========

Supplemental Schedule of Noncash Investing and
  Financing Activities

  Change in unrealized losses on investment securities
    available-for-sale                                                    $    293         $    148
                                                                          ========         ========

  Other real estate acquired in settlement of loans                       $    255         $      -
                                                                          ========         ========

  Repossessed property acquired in settlement of loans                    $     63         $      1
                                                                          ========         ========

  Loans originated to finance the sale of other real estate owned         $      -         $    115
                                                                          ========         ========

See accompanying notes to the unaudited consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY

Note 1. Basis of Presentation
The accompanying interim unaudited consolidated financial statements of Union Bankshares, Inc. (the Company) as of March 31, 2008 and 2007, and for the quarters then ended have been prepared in conformity with U.S. generally accepted accounting principles (GAAP), general practices within the banking industry, and the accounting policies described in the Company's Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of Company's management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein have been made. This information should be read in conjunction with the Company's 2007 Annual Report to Shareholders, 2007 Annual Report on Form 10-K, and current reports on Form 8-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2008, or any other interim period.

Certain amounts in the 2007 unaudited consolidated financial statements have been reclassified to conform to the 2008 presentation.

Note 2. Commitments and Contingencies
In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company's financial condition or results of operations.

Note 3. Per Share Information
Earnings per common share amounts are computed based on the weighted average number of shares of common stock outstanding during the period and reduced for shares held in treasury. The assumed conversion of available outstanding stock options does not result in material dilution.

Note 4. Recent Accounting Pronouncements
In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133". The objective of this Statement is to amend and expand the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of: a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2008 with earlier adoption encouraged. The Company is in the process of evaluating the impact of this statement on the disclosures in its financial statements but it is not expected to have a material impact.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No.51". The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require specific financial statement disclosure, consistent accounting treatment for changes in a parent's ownership interest and fair value measurement on the deconsolidation of a subsidiary. The Statement applies to all entities that prepare consolidated financial statements but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company has no noncontrolling interests in a subsidiary and therefore does not expect there to be any impact on the consolidated financial statements.

In December 2007, the FASB issued Statement No. 141R, (revised) "Business Combinations" which replaces Statement No. 141. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this Statement establishes principles and requirements for how the acquirer; (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Statement shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited. This Statement will affect the Company for any acquisitions after December 31, 2008.

In November 2007, the SEC issued SAB No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings". SAB No 109 supersedes SAB 105, "Application of Accounting Principles to Loan Commitments," and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings under SFAS No. 159's fair-value election or for written mortgage loan commitments for loans that will be held-for-sale when funded that are marked-to-market as derivatives under SFAS No. 133 (derivative loan commitments). The guidance in SAB No. 109 is applied on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. SAB No. 109 was adopted by the Company on January 1, 2008 and did not to have a material impact on the Company's consolidated financial statements.

Note 5. Defined Benefit Pension Plan
Union Bank (Union), the Company's sole subsidiary, sponsors a noncontributory defined benefit pension plan covering all eligible employees. The plan provides defined benefits based on years of service and final average salary.

Net periodic pension benefit cost for the three months ended March 31, 2008 and 2007, consisted of the following components:

                                                      Three Months Ended
                                                    ----------------------
                                                     2008             2007
                                                     ----             ----
                                                    (Dollars in thousands)
Service cost                                        $ 136            $ 132
Interest cost on projected benefit obligation         168              148
Expected return on plan assets                       (164)            (150)
Amortization of prior service cost                      2                2
Amortization of net loss                                7                5
                                                    -----            -----
Net periodic benefit cost                           $ 149            $ 137
                                                    =====            =====

There were actuarial assumption changes between the first quarter of 2007 and the first quarter of 2008 as SFAS No. 87, Employers' Accounting for Pensions states that measurements are based on the assumptions used for the previous year-end measurements unless more recent measurements of both plan assets and obligations are available, or a significant event occurs. Therefore, 2008 net periodic benefit cost is based on December 31, 2007 actuarial assumptions while the 2007 cost is based on December 31, 2006 actuarial assumptions.

Note 6. Other Comprehensive Income (Loss)
The components of other comprehensive income and related tax effects for the three months ended March 31, 2008 and 2007, are as follows:

                                                      Three Months Ended
                                                    ----------------------
                                                      2008          2007
                                                      ----          ----
                                                    (Dollars in thousands)
Unrealized holding gains on investment
 securities available-for-sale                        $ 293         $138

Reclassification adjustment for losses
 realized in income                                       -           10
                                                      -----         ----
Net unrealized gains                                    293          148
Tax effect
                                                       (100)         (50)
                                                      -----         ----
Net of tax amount                                     $ 193         $ 98
                                                      =====         ====

Note 7: Fair Value Measurements The FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This Statement generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. SFAS No. 157, "Fair Value Measurements", generally establishes the definition of fair value expands disclosures about fair value measurement and establishes a hierarchy of the levels of fair value measurement techniques. SFAS No. 157 and SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. Effective January 1, 2008, the Company adopted SFAS No. 159 and SFAS No. 157, but has not elected to apply the fair value option to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements. In accordance with FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157," the Company has delayed the application of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities until January 1, 2009.

Under SFAS No. 157, the three levels of the fair value hierarchy are:

      o Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
      o Level 2 - Quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;
      o Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The following table presents the fair value measurements of assets recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the SFAS No. 157 fair value hierarchy in which the fair value measurements fall at March 31, 2008:

                                                         Fair Value Measurements at Reporting Date Using
                                                                       Dollars in Thousands
                                                         -----------------------------------------------
                                                         Quoted Prices in    Significant
                                                          Active Markets        Other        Significant
                                                                for           Observable    Unobservable
                                                         Identical Assets       Inputs         Inputs
                                            Fair Value       (Level 1)        (Level 2)       (Level 3)
                                            ------------------------------------------------------------
Investment securities available-for-sale      $33,075         $11,972          $21,103           $ -

Fair values for available for sale securities are estimated by an independent bond pricing service for identical assets or significantly similar securities. The pricing service uses a variety of techniques to arrive at fair value including market maker bids, quotes and pricing models. Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows. Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. The fair value of loans held for sale is determined, when possible, using quoted secondary market prices. If no such quoted price exists, the fair value of a loan is determined using quoted prices for similar asset or assets, adjusted for the specific attributes of that loan. As of March 31, 2008 the carrying amount of loans held for sale was at cost and therefore no fair value disclosure is included on these loans in the table above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                                    GENERAL

The following discussion and analysis by management focuses on those factors that had a material effect on Union Bankshares, Inc.'s (Company's) financial position as of March 31, 2008, and as of December 31, 2007, and its results of operations for the three months ended March 31, 2008 and 2007. This discussion is being presented to provide a narrative explanation of the financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company's Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of the Company's management, the interim unaudited data reflects all adjustments, consisting only of normal recurring adjustments, and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim period. Management is not aware of the occurrence of any events after March 31, 2008, which would materially affect the information presented.

               CAUTIONARY ADVICE ABOUT FORWARD LOOKING STATEMENTS

The Company may from time to time make written or oral statements that are considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include financial projections, statements of plans and objectives for future operations, estimates of future economic performance and assumptions relating thereto. The Company may include forward-looking statements in its filings with the Securities and Exchange Commission (SEC), in its reports to stockholders, including this Quarterly Report, in press releases, other written materials, and in statements made by senior management to analysts, rating agencies, institutional investors, representatives of the media and others.

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

o changes in the competitive environment for financial services organizations, including increased competition from tax-advantaged credit unions, mutual banks and out-of-market competitors offering financial services over the internet;
o     the Company's ability to attract and retain key personnel;
o changes in technology, including demands for greater automation which could present operational issues or significant capital outlays;
o acts or threats of terrorism or war, and actions taken by the United States or other governments that might adversely affect business or economic conditions for the Company or its customers;
o adverse changes in the securities market generally or in the market for financial institution securities which could adversely affect the value of the Company's stock;
o     any actual or alleged conduct which could harm the Company's reputation;
o natural or other disasters which could affect the ability of the Company to operate under normal conditions;
o     the Company's ability to retain and attract deposits and loans;
o illegal acts of theft or fraud perpetuated against the Company's subsidiary bank or its customers;
o unanticipated lower revenues or increased cost of funds, loss of customers or business, or higher operating expenses;
o the failure of assumptions underlying the establishment of the allowance for loan losses and estimations of values of collateral and various financial assets and liabilities;
o the amount invested in new business opportunities and the timing of these investments;
o the failure of actuarial, investment, work force, salary, and other assumptions underlying the establishment of reserves for future pension costs or changes in legislative or regulatory requirements;
o future cash requirements might be higher than anticipated due to loan commitments or unused lines of credit being drawn upon or depositors withdrawing their funds;
o assumptions made regarding interest rate movement and sensitivity could vary substantially if actual experience differs from historical experience which could adversely affect the Company's results of operations; and
o the creditworthiness of current loan customers is different from management's understanding or changes dramatically and therefore the allowance for loan losses becomes inadequate.

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

The Company's pension benefit obligations and net periodic benefit cost are actuarially determined based on the following assumptions: discount rate, estimated future return on plan assets, wage base rate, anticipated mortality rates, Consumer Price Index rate, and rate of increase in compensation levels. The determination of the pension benefit obligations and net periodic benefit cost is a critical accounting estimate as it requires the use of estimates and judgment related to the amount and timing of expected future cash out flows for benefit payments and cash in flows for maturities and returns on plan assets. Changes in estimates and assumptions could have a material impact to the Company's financial condition or results of operations.

The Company also has other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding the results including the valuation of deferred tax assets and of investment securities. Although management believes that its estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

                                    OVERVIEW

The Company's net income was $1.406 million for the quarter ended March 31, 2008, compared with net income of $1.235 million for the same period in 2007, or an $171 thousand or 13.8% increase between years. The increase was a result of an $184 thousand rehabilitation federal tax credit booked during the first quarter of 2008 on an investment in a low income housing project in Hardwick, Vermont. The Company faced a challenging interest rate environment as the prime rate was reduced three times during the first quarter of 2008 from 7.25% as of December 31, 2007 to 6.5% on January 22, 2008, 6.0% on January 30, 2008 and then to 5.25% on March 18, 2008. Total interest income decreased by $124 thousand, or 1.9% in 2008 versus the first quarter of 2007, while the decrease in interest expense was only $51 thousand, or 2.6% between periods. The result of the changes in interest income and expense was that net interest income for the first quarter of 2008 was $4.340 million down $73 thousand or 1.7% from the first quarter of 2007 of $4.413 million. Toward the end of the first quarter of 2008, the yield curve once again started to trend toward a positive bias with short term interest rates being lower than long term rates. During the first quarter of 2008, the Company's net interest margin decreased 27 basis points to 4.95%, from 5.22% for the first quarter of 2007. The Company's net interest spread declined 23 basis points to 4.41% for the first quarter of 2008, compared to 4.64% for the same period last year. The decline in the net interest spread was primarily the result of the decline in average interest rates earned on loans as the 200 basis point drop in the prime rate has an immediate effect on immediately adjustable commercial and commercial real estate loans as well as customers refinancing to take advantage of the lower rates. Further drops in the prime rate and/or increases in competitors deposit rates could be problematic going forward as the individual instruments re-price.

The Company's total assets decreased from $393.4 million at December 31, 2007, to $388.6 million at March 31, 2008, a decrease of $4.8 million, or 1.2%. Deposits decreased from $324.0 million at December 31, 2007 to $314.9 million at March 31, 2008, a decrease of $9.0 million, or 2.8%. Both of these decreases are a normal seasonal trend for the Company. Total loans including loans held for sale decreased $1.6 million or 0.5% from $318.3 million at December 31, 2007 to $316.7 million at March 31, 2008. This decrease is much smaller than in previous years as loan demand is up due to lower interest rates and a good winter season in northern Vermont and New Hampshire.

Noninterest income is up $180 thousand, or 19.1%, to $1.1 million for the first quarter of 2008 versus $0.9 million for 2007, due to increases in trust income, service fees and net gain on sales of loans held for sale. Noninterest expenses are up $163 thousand, or 4.4% for the first quarter of 2008 to $3.8 million from $3.7 million for the first quarter of 2007, primarily due to the costs to maintain our facilities due to the abundant snow fall and increasing fuel prices. Also, the expensing of the net book value of all the Company's merchant services equipment as the value is under the Company's capitalization limit resulted in a $23 thousand write-off to equipment expense.

The following unaudited per share information and key ratios depict several measurements of performance or financial condition for or at the three months ended March 31, 2008 and 2007, respectively:

                                                            Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                           2008            2007
                                                           ----            ----
Return on average assets (ROA) (1)                         1.44%           1.31%
Return on average equity (ROE) (1)                        13.33%          11.85%
Net interest margin (1)(2)                                 4.95%           5.22%
Efficiency ratio (3)                                      68.83%          67.07%
Net interest spread (4)                                    4.41%           4.64%
Loan to deposit ratio                                    100.58%          98.29%
Net loan charge-offs to average loans
  not held for sale (1)                                    0.04%           0.05%
Allowance for loan losses to loans not
  held for sale                                            1.10%           1.10%
Non-performing assets to total assets                      1.70%           1.63%
Equity to assets                                          10.86%          11.14%
Total capital to risk weighted assets                     16.72%          17.60%
Book value per share                                       $9.39           $9.26
Earnings per share                                         $0.31           $0.27
Dividends paid per share                                   $0.28           $0.28
Dividend payout ratio (5)                                 90.32%         103.70%

--------------------
(1)   Annualized
(2) The ratio of tax equivalent net interest income to average earning assets.
(3) The ratio of noninterest expense to tax equivalent net interest income and noninterest income excluding securities gains and losses.
(4) The difference between the average rate earned on assets minus the average rate paid on liabilities.
(5) Cash dividends declared and paid per share divided by consolidated net income per share.

                             RESULTS OF OPERATIONS

Net Interest Income. The largest component of the Company's operating income is net interest income, which is the difference between interest and dividend income received from interest-earning assets and the interest expense paid on interest-bearing liabilities. The Company's net interest income decreased $73 thousand, or 1.7%, to $4.34 million for the three months ended March 31, 2008, from $4.41 million for the three months ended March 31, 2007. The net interest spread decreased 23 basis points to 4.41% for the three months ended March 31, 2008, from 4.64% for the three months ended March 31, 2007. The decline in the net interest spread was primarily the result of the drop in average interest rates earned on loans as the 200 basis point drop in the prime rate since December 31, 2007 has an immediate effect on immediately adjustable commercial and commercial real estate loans as well as customers refinancing to take advantage of the lower rates. The net interest margin for the first quarter of 2008 decreased 27 basis points to 4.95% from the 2007 period at 5.22%. Further decrease in the prime rate would not necessarily be beneficial to the Company in the near term, especially if funding rates do not follow a similar downward trend. See "OTHER FINANCIAL CONSIDERATIONS - Market Risk and Asset and Liability Management."

Yields Earned and Rates Paid. The following table shows, for the periods indicated, the total amount of income recorded from average interest-earning assets and the related average yields, the interest expense associated average with interest-bearing liabilities, the related average rates paid, and the relative net interest spread and net interest margin. Yield and rate information is calculated on an annualized tax equivalent basis. Yield and rate information for a period is average information for the period, and is calculated by dividing the annualized tax equivalent income or expense item for the period by the average balance of the appropriate balance sheet item during the period. Net interest margin is annualized tax equivalent net interest income divided by average interest-earning assets. Nonaccrual loans are included in asset balances for the appropriate periods, but recognition of interest on such loans is discontinued and any remaining accrued interest receivable is reversed in conformity with federal regulations.

                                                                        Three months ended March 31,
                                                  -----------------------------------------------------------------------
                                                                2008                                  2007
                                                  ---------------------------------     ---------------------------------
                                                               Interest     Average                  Interest     Average
                                                  Average      Earned/      Yield/      Average      Earned/      Yield/
                                                  Balance        Paid        Rate       Balance       Paid         Rate
                                                  -------      --------     -------     -------      --------     -------
                                                                          (Dollars in thousands)
Average Assets:
  Federal funds sold and
   overnight deposits                             $  4,401      $   31       2.83%      $  8,078      $  104       5.16%
  Interest bearing deposits in banks                10,211         126       4.97%         6,789          74       4.40%
  Investment securities (1), (2)                    33,189         401       5.26%        24,851         284       4.90%
  Loans, net (1), (3)                              312,017       5,685       7.41%       309,444       5,900       7.84%
  FHLB of Boston stock                               1,606          21       5.18%         1,405          26       7.53%
                                                  --------      ------       ----       --------      ------       ----
    Total interest-earning assets (1)              361,424       6,264       7.08%       350,567       6,388       7.50%

Cash and due from banks                              9,917                                10,402
Premises and equipment                               6,829                                 6,072
Other assets                                        11,309                                 8,857
                                                  --------                              --------
    Total assets                                  $389,479                              $375,898
                                                  ========                              ========

Average Liabilities and Stockholders' Equity:
  NOW accounts                                    $ 52,169      $   85       0.66%      $ 50,355          94       0.76%
  Savings/money market accounts                     88,513         335       1.52%        94,902         409       1.75%
  Time deposits                                    124,390       1,236       4.00%       118,741       1,282       4.38%
  Borrowed funds                                    24,341         268       4.35%        15,368         190       4.93%
                                                  --------      ------       ----       --------      ------       ----
    Total interest bearing liabilities             289,413       1,924       2.67%       279,366       1,975       2.86%

  Noninterest bearing deposits                      51,353                                49,481
  Other liabilities                                  6,526                                 5,351
                                                  --------                              --------
    Total liabilities                              347,292                               334,198

  Stockholders' equity                              42,187                                41,700
                                                  --------                              --------
    Total liabilities and
     stockholders' equity                         $389,479                              $375,898
                                                  ========                              ========

Net interest income                                             $4,340                                $4,413
                                                                ======                                ======

Net interest spread (1)                                                      4.41%                                 4.64%
                                                                             ====                                  ====

Net interest margin (1)                                                      4.95%                                 5.22%
                                                                             ====                                  ====

--------------------
(1)   Average yields reported on a tax-equivalent basis.
(2)   Average balances of investment securities are calculated on the amortized cost basis.
(3)   Includes loans held for sale and is net of unearned income and allowance for loan losses.

Rate/Volume Analysis. The following table describes the extent to which changes in average interest rates and changes in volume of average interest earning assets and interest bearing liabilities have affected the Company's interest income and interest expense during the period indicated. For each category of interest earning assets and interest bearing liabilities information is provided on changes attributable to:

o     changes in volume (change in volume multiplied by prior rate);
o     changes in rate (change in rate multiplied by prior volume); and
o     total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

                                             Three Months Ended March 31, 2008
                                                        Compared to
                                             Three Months Ended March 31, 2007
                                           Increase/(Decrease) Due to Change In
                                           ------------------------------------
                                                Volume      Rate      Net
                                                ------      ----      ---
                                                  (Dollars in thousands)
Interest earning assets:
  Federal funds sold and overnight deposits     $ (36)     $ (37)    $ (73)
  Interest bearing deposits in banks               41         11        52
  Investment securities                            98         19       117
  Loans, net                                       72       (287)     (215)
  FHLB of Boston stock                              4         (9)       (5)
                                                -----      -----     -----
    Total interest earning assets               $ 179      $(303)    $(124)
                                                -----      -----     -----

Interest bearing liabilities:
  NOW accounts                                  $   3      $ (12)    $  (9)
  Savings/money market accounts                   (26)       (48)      (74)
  Time deposits                                    62       (108)      (46)
  Borrowed funds                                  103        (25)       78
                                                -----      -----     -----
    Total interest bearing liabilities          $ 142      $(193)    $ (51)
                                                -----      -----     -----
Net change in net interest income               $  37      $(110)    $ (73)
                                                =====      =====     =====

Interest and Dividend Income. The Company's interest and dividend income decreased $124 thousand, or 1.9%, to $6.3 million for the three months ended March 31, 2008, from $6.4 million for the three months ended March 31, 2007, with average earning assets increasing $10.9 million, or 3.1%, to $361.4 million for the three months ended March 31, 2008, from $350.6 million for the three months ended March 31, 2007. The increase in interest income resulting from the rise in average earning assets was more than offset by the lower rates earned on loans, federal funds sold and Federal Home Loan Bank of Boston stock in first quarter of 2008 versus 2007. Interest income on loans decreased during the first quarter of 2008 versus the 2007 comparison period despite an increase in average loan volume between periods. Average loans approximated $312.0 million at an average yield of 7.41% for the three months ended March 31, 2008, up $2.6 million from $309.4 million at an average yield of 7.84% for the three months ended March 31, 2007. The increase in volume was more than offset by a 43 basis point decrease in yield. Loan demand has risen during 2008 due to the lower interest rates, the successful implementation of a call program and the changes in the competitive landscape.

The 200 basis point drop in the prime rate during the first quarter impacted variable rate loans with monthly repricing. The impact on quarterly and annually repricing loans has not yet been felt, but will not be positive for the Company.

The average balance of investments (including mortgage-backed securities) increased $8.3 million or 33.6%, to $33.2 million for the three months ended March 31, 2008, from $24.9 million for the three months ended March 31, 2007. The average level of interest bearing deposits in banks for the quarter was $10.2 million up $3.4 million or 50.4% from the 2007 average level of $6.8 million, as FDIC insured certificates of deposit in other financial institutions was one of the highest yielding investment options available. The increase in the investment portfolio and interest bearing deposits in banks from the first quarter of 2007 reflects the slower loan demand of 2007 but that has changed in 2008 and the cash flows from maturing or called instruments are being utilized to fund loans. The average level of federal funds sold and overnight deposits decreased $3.7 million, to $4.4 million at 2.83% for the three months ended March 31, 2008, from $8.1 million at 5.16% for the three months ended March 31, 2007 as funds were utilized to support the rising loan demand. Interest income from non-loan instruments increased $91 thousand or 18.6% between periods, with $579 thousand for the first quarter of 2008 and $488 thousand for the same period of 2007, reflecting the overall increases in yields on interest bearing deposits and investment securities and volume increases on all instruments except federal funds sold.

Interest Expense. The Company's interest expense decreased $51 thousand, or 2.6%, to $1.9 million for the three months ended March 31, 2008, from $2.0 million for the three months ended March 31, 2007. Of this decrease, $193 thousand was a result of the decrease in rates, partially offset by the $142 thousand increase in volume, primarily related to the rise in borrowed funds to support loan demand.

Interest expense on deposits decreased $129 thousand or 7.2% to $1.7 million for the quarter ended, March 31, 2008, from $1.8 million for the quarter ended March 31, 2007. Competition for deposits has remained strong especially since interest rates paid have started to drop and the stock market has remained relatively stable. Management believes consumers have become more rate sensitive over the last two years due to advertised "specials" and the proliferation of nonlocal financial institutions trying to gather deposits throughout the Company's market area reflecting this rate sensitivity. Average time deposits rose to $124.4 million for the three months ended March 31, 2008, from $118.7 million for the three months ended March 31, 2007, or an increase of $5.6 million or 4.8%. While the majority of these deposits are new funds for the Company, there has been movement of deposits from lower yielding savings and NOW accounts to higher paying certificates of deposit within its account base. The average rate paid on time deposits decreased 38 basis points, to 4.00% from 4.38% for the three months ended March 31, 2008 and 2007, respectively. The average balances for money market and savings accounts decreased $6.4 million, or 6.7%, to $88.5 million for the three months ended March 31, 2008, from $94.9 million for the three months ended March 31, 2007 as interest rates on time deposits continued to be higher which appeared to motivate customers to move funds into certificates of deposit and lock in the higher rates especially given the potential for a steep downward trend in interest rates paid given the drop in the discount rate by the Federal Open Market Committee (FOMC) and the decrease in the prime rate during the first quarter of 2008. A $1.8 million or 3.6% increase in NOW accounts brought the average balance up to $52.2 million from $50.4 million between the two years.

Interest expense on borrowed funds increased from $190 thousand for the quarter ended March 31, 2007 to $268 thousand for the quarter ended, March 31, 2008 as average funds borrowed from the FHLB of Boston increased from $15.4 million to $24.3 million between years, although the average rate paid on borrowed funds declined 58 basis points between periods. The increasing loan demand, the slow growth in deposits on average between the quarters ended March 31, 2007 and March 31, 2008, and the opportunity to lock in some low rate long term funding before the long end of the yield curve rose led the Company to increase its reliance on borrowed funds.

Provision for Loan Losses. There was a $50 thousand loan loss provision for the quarter ended March 31, 2008 and a $45 thousand provision for the quarter ended March 31, 2007. The provision was deemed necessary for the first quarter of 2008 as the net charge-offs for the quarter ended March 31, 2008 were $27 thousand and there had been an upward trend over the prior year in the dollar amount of loans with higher risk characteristics and a perceived softening of the economy. For further details see, FINANCIAL CONDITION -"Allowance for Loan Losses" below.

Noninterest income. The following table sets forth changes from the first quarter of 2007 to the first quarter of 2008 for components of noninterest income:

                                                    For The Three Months Ended March 31,
                                                 ------------------------------------------
                                                  2008     2007    $ Variance    % Variance
                                                  ----     ----    ----------    ----------
                                                           (Dollars in thousands)
Trust income                                     $   93    $ 84       $  9          10.7
Service fees                                        855     796         59           7.4
Net gains on sales of investment securities           -     (10)        10         100.0
Net gains on sales of loans held for sale           158      27        131         485.2
Other                                                16      24         (8)        (33.3)
                                                 ------    ----       ----
     Total noninterest income                    $1,122    $921       $201          21.8
                                                 ======    ====       ====

Service fees. The increase resulted primarily from a rise in overdraft fees of $15 thousand, or 5.2%; merchant program income increase of $25 thousand, or 21.7%; and ATM/Debit Card usage fees of $20 thousand, or 11.3%. These increases were partially offset by a decline in foreign exchange fees of $10 thousand, or 100.0% as the price of the U.S. dollar continued to decline.

Net gains on sales of loans held for sale. Residential real estate loans of $5.6 million were sold for a net gain of $158 thousand during the first quarter of 2008, versus sales of $3.4 million for a net gain of $27 thousand during the first quarter of 2007.

Noninterest expense. The following table sets forth changes from the first quarter of 2007 to the first quarter of 2008 for components of noninterest expense:

                                      For The Three Months Ended March 31,
                                  --------------------------------------------
                                   2008      2007     $ Variance    % Variance
                                   ----      ----     ----------    ----------
                                             (Dollars in thousands)
Salaries and wages                $1,585    $1,578       $  7           0.4
Pension and employee benefits        668       660          8           1.2
Occupancy expense, net               268       220         48          21.8
Equipment expense                    292       262         30          11.5
Equity in losses of affordable
 housing investments                  97        66         31          47.0
Other                                920       860         60           7.0
                                  ------    ------       ----
    Total noninterest expense     $3,830    $3,646       $184           5.0
                                  ======    ======       ====

Salaries and wages and related expenses. The increase in 2008 over 2007 was due primarily to regular salary activity offset partially by increased efficiency in operations which allowed the Company to grow while reducing a few staff positions. A decrease in the accrual for pension plan expense of $12 thousand or 7.2% and a decrease of $7 thousand or 27.7% in the Company's dental insurance costs were offset by a $21 thousand or 7.8% increase in the Company's medical costs and the effect of an $8 thousand one time credit adjustment during the first quarter of 2007 for workman's compensation insurance.

Occupancy expense, net. The $48 thousand or 21.8% increase between periods is due primarily to the increase in snowplowing costs of $12 thousand or a 92.4% increase between years due to a winter season of heavy snow and ice, the increase in fuel costs despite the mild winter temperatures of $13 thousand or 44.3%, and the increased depreciation and real estate taxes in 2008 as the renovation work on two administrative buildings in Morrisville were completed in 2007.

Equipment Expense. The increase between years is partially due to the purchase of a Microsoft open license by the Company which will allow the Company to increase the number of personal computers on its network and to migrate to future software upgrades and the $23 thousand write-off during the first quarter of 2008 of the undepreciated value of the Company's merchant services equipment which are now being expensed as the value is under the Company's capitalization limit.

Equity in losses of affordable housing investments. Two new investments in low income housing investments were made in late 2007 and equity in the losses of these projects account for the change between 2007 and 2008.

Other. The net change between years has many components; the largest being a $27 thousand increase in training and development costs mainly related to the roll out of the new personal computers and related software as well as the new branch imaging system.

Income Tax Expense. The Company has provided for current and deferred federal income taxes for the current and all prior periods presented. The Company's provision for income taxes was $176 thousand for the three months ended March 31, 2008 compared to $408 thousand for the same period in 2007, reflecting the receipt of the federal rehabilitation tax credit of $184 thousand available in the first quarter of 2008 as a result of the completion of an affordable housing investment partnership project and the decrease in taxable net income between periods. The Company's effective tax rate decreased to just 11.1% for the three months ended March 31, 2008, from 24.8% for the same period in 2007, reflecting the federal rehabilitation tax credit and the reduction in taxable net income.

                              FINANCIAL CONDITION

At March 31, 2008 the Company had total consolidated assets of $388.6 million, including gross loans and loans held for sale ("total loans") of $316.7 million, deposits of $314.9 million and stockholders' equity of $42.2 million. The Company's total assets decreased $4.8 million or 1.2% to $388.6 million at March 31, 2008, from $393.4 million at December 31, 2007, which is a normal seasonal fluctuation for the Company. Net loans and loans held for sale were $313.2 million, or 80.6% of total assets at March 31, 2008, as compared to $314.8 million, or 80.0% of total assets at December 31, 2007.

Cash and cash equivalents, including federal funds sold and overnight deposits, decreased $46 thousand, or 0.3%, to $13.4 million at March 31, 2008, from $13.4 million at December 31, 2007. Interest bearing deposits in banks decreased $2.4 million or 20.3% from $11.9 million at December 31, 2007 to $9.5 million at March 31, 2008 as these instruments were allowed to mature to fund increasing loan demand. Investment securities available-for-sale decreased from $33.8 million at December 31, 2007, to $33.1 million at March 31, 2008, a $747 thousand, or 2.2%, decrease. The securities available-for-sale and interest bearing deposits in banks decreased from 11.6% of total assets at December 31, 2007 to 10.9% at March 31, 2008.

Deposits decreased $9.0 million, or 2.8%, to $314.9 million at March 31, 2008, from $324.0 million at December 31, 2007. Noninterest bearing deposits decreased from $56.2 million at December 31, 2007 to $49.2 million at March 31, 2008, or $7 million or 12.5%. This decrease is a normal seasonal variance and smaller in both dollars and percentage than we've seen in recent years due to the strong winter season. Interest bearing deposits decreased $2.0 million, or 0.8%, from $267.8 million at December 31, 2007, to $265.8 million at March 31, 2008. (See average balances and rates in the Yields Earned and Rates Paid tables on Page 16.) Aggressive rate competition from in-market and out-of-market financial institutions, makes deposit accounts harder to attract and retain as well as the low rate environment makes other investments (e.g. stock market) more attractive to some investors.

Total borrowings increased to $25.1 million at March 31, 2008 from $20.3 million, at December 31, 2007 as the Company took advantage of low rate FHLB of Boston advances available during the first two months of the quarter to support the growing loan demand at rates much lower and easier generation than medium term time deposits could be gathered.

Total stockholders' equity increased slightly to $42.2 million at March 31, 2008 from December 31, 2007, reflecting net income of $1.4 million for the first three months of 2008, less regular cash dividends paid of $1.3 million, the purchase of Treasury stock totaling $216 thousand, and a decrease of $193 thousand in accumulated other comprehensive loss. (See Capital Resources section on Page 32)

Loans Held for Sale and Loan Portfolios. The Company's total loans primarily consist of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. As of March 31, 2008, the Company's total loan portfolio was $316.7 million, or 81.5% of assets, down from $318.3 million, or 80.9% of assets as of December 31, 2007, but up from $308.1 million or 81.8% of assets as of March 31. 2007. Total loans (including loans held for sale) have decreased $1.6 million since December 31, 2007. Average net loans (including loans held for sale) were

$309.4 million for the 2007 comparison period and have increased to $312.0 million for the first three months of 2008. The Company sold $5.6 million of loans held for sale during the first three months of 2008 resulting in a gain on sale of loans of $158 thousand, compared with loan sales of $3.4 million and related gain on sale of loans of $27 thousand for the first three months of 2007. The Company recognizes that competition for good loans is strong and continues to call on both current and prospective customers while maintaining credit quality. The Company has seen a pickup in loan demand during the first quarter of 2008 in part due to lower interest rates which has engendered some refinancing activity, loans generated from the Bank's call program and competitive changes in the Bank's marketplace. The good winter season in both northern Vermont and New Hampshire has also encouraged businesses to put some money back into infrastructure and equipment.

The following table shows information on the composition of the Company's total loan portfolio as of March 31, 2008 and December 31, 2007:

Loan Type                                  March 31, 2008      December 31, 2007
---------                                ------------------   ------------------
                                           Amount   Percent     Amount   Percent
                                           ------   -------     ------   -------
                                                  (Dollars in thousands)
Residential real estate                  $118,098      37.3   $115,303      36.2
Construction real estate                   18,055       5.7     20,190       6.4
Commercial real estate                    133,816      42.2    133,320      41.9
Commercial                                 17,221       5.4     16,537       5.2
Consumer                                    6,675       2.1      7,175       2.3
Municipal loans                            16,045       5.1     15,069       4.7
Term Federal Funds Sold                         -         -      3,000       0.9
Loans Held for Sale                         6,832       2.2      7,711       2.4
                                         --------     -----   --------     -----
    Total loans                           316,742     100.0    318,305     100.0

Deduct:
Allowance for loan losses                  (3,401)              (3,378)
Unearned net loan fees                       (109)                (111)
                                         --------             --------
    Net loans and loans held for sale    $313,232             $314,816
                                         ========             ========

The Company originates and sells some residential mortgages into the secondary market, with most such sales made to the Federal Home Loan Mortgage Corporation (FHLMC/"Freddie Mac") and the Vermont Housing Finance Agency (VHFA). At March 31, 2008, the Company serviced a $207.0 million residential real estate mortgage portfolio, approximately $88.9 million of which was serviced for unaffiliated third parties. Additionally, the Company originates commercial real estate and commercial loans under various SBA, United States Department of Agriculture Rural Development Authority and Vermont Economic Development Authority programs which provide an agency guarantee for a portion of the loan amount. The Company occasionally sells the guaranteed portion of the loan to other financial concerns and will retain servicing rights, which generates fee income. The Company serviced $6.5 million of commercial and commercial real estate loans for unaffiliated third parties as of March 31, 2008. The Company capitalizes servicing rights on these fees and recognizes gains and losses on the sale of the principal portion of these loans as they occur. The unamortized balance of servicing rights on loans sold with servicing retained was $289 thousand at March 31, 2008, with an estimated market value in excess of their carrying value.

In the ordinary course of business, the Company occasionally participates out, on a non-recourse basis, a portion of commercial or real estate loans to other financial institutions for liquidity or credit concentration management purposes. The total of loans participated out as of March 31, 2008 was $12.1 million.

Asset Quality. The Company, like all financial institutions, is exposed to certain credit risks including those related to the value of the collateral that secures its loans and the ability of borrowers to repay their loans. Management closely monitors the Company's loan and investment portfolios and other real estate owned for potential problems and reports to the Company's and the subsidiary's Boards of Directors at regularly scheduled meetings. Policy sets forth portfolio diversification levels to mitigate concentration risk.

The Company's Board of Directors has set forth lending policies (which are periodically reviewed and revised as appropriate) that include conservative individual lending limits for officers, aggregate and advisory board approval levels, Board approval for large credit relationships, a loan review program and other limits or standards deemed necessary and prudent. The Company's loan credit review department is supervised by an experienced former regulatory examiner and staffed by a Certified Public Accountant as well as other experienced personnel and encompasses a quality control process for loan documentation and underwriting that may include a post-closing review. The Company also maintains a monitoring process for credit extensions. The Company performs periodic concentration analyses based on various factors such as industries, collateral types, large credit sizes and officer portfolio loads. The Company has established underwriting guidelines to be followed by its officers, exceptions are required to be approved by a senior loan officer or the Board of Directors. The Company monitors its delinquency levels for any negative or adverse trends. There can be no assurance, however, that the Company's loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general or local economic conditions.

Restructured loans include the Company's troubled debt restructurings that involved forgiving a portion of interest or principal on any loans, refinancing loans at a rate materially less than the market rate, rescheduling loan payments, or granting other concessions to a borrower due to financial or economic reasons related to the debtor's financial difficulties. Restructured loans do not include qualifying restructured loans that have complied with the terms of their restructure agreement for a satisfactory period of time. Restructured loans in compliance with modified terms totaled $180 thousand at March 31, 2008 and $184 thousand at December 31, 2007. At March 31, 2008 the Company was not committed to lend any additional funds to borrowers whose terms have been restructured.

Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Management reviews the loan portfolio continuously for evidence of problems loans. Such loans are placed under close supervision with consideration given to placing the loan on nonaccrual status. Loans are designated as nonaccrual when reasonable doubt exists as to the full collection of interest and principal. Normally, when a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of interest and principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

The Company had loans in nonaccrual status totaling $3.8 million, or 1.22% of gross loans at March 31, 2008, $3.3 million, or 1.06%, at December 31, 2007, and $3.0 million, or 0.99%, at March 31, 2007. Loans to one borrower totaling $480 thousand in nonaccrual status at March 31, 2008 have paid off subsequent to quarter end. Certain loans in non-accrual status are covered in part by guarantees of U.S. Government or state agencies. Approximately $201 thousand of the balances in this category were covered by such guarantees at March 31, 2008. The aggregate interest income not recognized on such nonaccrual loans amounted to approximately $533 thousand and $389 thousand as of March 31, 2008 and 2007, respectively and $457 thousand as of December 31, 2007.

The Company had $2.5 million in loans past due 90 days or more and still accruing at March 31, 2008 and $2.3 million at December 31, 2007. Certain loans past due 90 days or more and still accruing interest are covered in part by guarantees of U.S. Government or state agencies. Approximately $1.5 million of the balances in this category were covered by such guarantees at March 31, 2008.

At March 31 2008, and December 31, 2007, respectively, the Company had internally classified certain loans totaling $19 thousand and $21 thousand, respectively. In management's view, such loans represent a higher degree of risk and could become nonperforming loans in the future. While still on a performing status, in accordance with the Company's credit policy, loans are internally classified when a review indicates the existence of any of the following conditions makes the likelihood of collection questionable:

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

The Company has been actively working with customers who may be delinquent or headed for problems due to the downturn in the economy and the slowdown in the residential real estate market, although northern New England has not yet experienced these issues to the extent of other parts of the country.

One of the benefits of being a community financial institution is our employees' and Boards' knowledge of the community and borrowers which allows us to be proactive in working closely with our loan customers. The Company's delinquency rates have historically run higher than similar institutions while losses have been lower. The Company has not targeted sub-prime borrowers and has not experienced an elevated delinquency in this area.

On occasion real estate properties are acquired through or in lieu of loan foreclosure. These properties are to be sold and are initially recorded at the lesser of the recorded loan or fair value at the date of the Company's acquisition of the property, with fair value based on an appraisal for more significant properties and on management's estimate for minor properties. The Company had $10 thousand in residential real estate and $255 thousand of commercial real estate property classified as OREO at March 31, 2008 compared to $10 thousand of residential real estate and $216 thousand of commercial real estate property at December 31, 2007. The other real estate owned was included in Other Assets on the Consolidated Balance Sheet at both time periods.

Allowance for Loan Losses. Some of the Company's loan customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge off a portion or all of the remaining principal balance due. The Company maintains an allowance for loan losses to absorb such losses. The allowance is maintained at a level which, by management's best estimate, is adequate to absorb probable credit losses inherent in the loan portfolio; however, actual loan losses may vary from current estimates. Adequacy of the allowance for loan losses is determined using a consistent, systematic methodology, which analyzes the risk inherent in the loan portfolio. In addition to evaluating the collectibility of specific loans when determining the adequacy of the allowance, management also takes into consideration other factors such as changes in the mix and size of the loan portfolio, historic loss experience, the amount of delinquencies and loans adversely classified, industry trends, and the impact of the local and regional economy on the Company's borrowers. The adequacy of the allowance for loan losses is assessed by an allocation process whereby specific loss allocations are made against certain adversely classified loans and general loss allocations are made against segments of the loan portfolio which have similar attributes. While the Company allocates the allowance for loan losses based on a percentage by category to total loans, the portion of the allowance for loan losses allocated to each category does not represent the total available for future losses which may occur within the loan category since the total allowance for possible loan losses is a valuation reserve applicable to the entire portfolio.

The allowance for loan losses is increased by a provision for loan losses, which is charged to earnings, and reduced by charge-offs, net of recoveries. The provision for loan losses represents the current period credit cost associated with maintaining an appropriate allowance for loan losses. Based on an evaluation of the loan portfolio, management presents a quarterly analysis of the allowance for loan losses to the Board of Directors, indicating any changes since the last review and any recommendations as to adjustments in the allowance. Additionally, bank regulatory agencies regularly review the Company's allowance for loan losses as an integral part of their examination process.

For the three months ended March 31, 2008, the methodology used to determine the provision for loan losses was unchanged from the prior quarter or year. The Company's loan portfolio balance not held for sale decreased slightly from December 31, 2007 as $3 million in Term Fed Funds matured during the first quarter, construction real estate loans were at a seasonal low and there was some runoff in the consumer loan portfolio. All other types of loans grew between periods, see chart on page 21 for further details. As a result of the combined changes in volumes and the net charge-offs for the first quarter of $27 thousand, the Company designated a $50 thousand loan loss provision for the quarter ended March 31, 2008 which left the allowance for loan losses unchanged at $3.4 million at March 31, 2008. The charge-offs for the quarter was primarily on one loan relationship for which the estimated fair value of the collateral has been moved to Other Assets Owned and sold during April 2008. There were no material changes in the lending programs or terms during the quarter.

The following table reflects activity in the allowance for loan losses for the three months ended March 31, 2008 and 2007:

                                         Three Months Ended, March 31,
                                         -----------------------------
                                               2008        2007
                                               ----        ----
                                             (Dollars in thousands)
Balance at beginning of period                $3,378      $3,338
Charge-offs
  Real Estate                                      -         (30)
  Commercial                                     (39)          -
  Consumer and other                              (6)        (28)
                                              ------      ------
    Total charge-offs                            (45)        (58)
                                              ------      ------
Recoveries
  Real Estate                                      1           7
  Commercial                                       3           1
  Consumer and other                              14           9
                                              ------      ------
    Total recoveries                              18          17
                                              ------      ------
Net charge-offs                                  (27)        (41)
                                              ------      ------
Provision for loan losses                         50          45
                                              ------      ------
Balance at end of period                      $3,401      $3,342
                                              ======      ======

The following table shows the internal breakdown of the Company's allowance for loan losses by category of loan (net of loans held for sale) and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

                                          March 31, 2008     December 31, 2007
                                        -----------------    -----------------
                                        Amount    Percent    Amount    Percent
                                        ------    -------    ------    -------
                                                (Dollars in thousands)
Real Estate
  Residential                           $  736       38.0    $  710       35.7
  Commercial                             2,055       43.2     2,011       42.9
  Construction                             181        5.8       202        6.5
Other Loans
  Commercial                               299        5.6       277        5.3
  Consumer installment                     107        2.2       112        2.3
  Municipal, Other and
   Unallocated                              23        5.2        66        7.3
                                        ------      -----    ------      -----
    Total                               $3,401      100.0    $3,378      100.0
                                        ======      =====    ======      =====
Ratio of net charge offs to
 average loans not held for sale (1)                 0.04%                0.07%
Ratio of allowance for loan
 losses to loans not held
 for sale                                            1.10%                1.09%
Ratio of allowance for loan
 losses to nonperforming
 loans (2)                                          53.60%               60.47%

--------------------
(1)   Annualized
(2) Non-performing loans include loans in non-accrual status and loans past due 90 days or more and still accruing.

Notwithstanding the categories shown in the table above, all funds in the allowance for loan losses are available to absorb loan losses in the portfolio, regardless of loan category.

Management of the Company believes, in their best estimate, that the allowance for loan losses at March 31, 2008, is adequate to cover probable credit losses inherent in the Company's loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods, which could be greater than the size of the allowance for loan losses at March 31, 2008. See CRITICAL ACCOUNTING POLICIES. While the Company recognizes that an economic slowdown may adversely impact its borrowers' financial performance and ultimately their ability to repay their loans, management continues to be cautiously optimistic about the collectability of the Company's loan portfolio.

Investment Activities. At March 31, 2008, the reported value of investment securities available-for-sale was $33.1 million or 8.5% of assets. The amount in investment securities available-for-sale decreased slightly from $33.8 million, or 8.6% of assets at December 31, 2007.

The Company had no securities classified as held-to-maturity or trading. The reported value of investment securities available-for-sale at March 31, 2008 reflects net unrealized gains of $292 thousand compared to a net unrealized loss of $1 thousand as of December 31, 2007. The offset of the unrealized gains, net of income tax effect, was a $193 thousand gain reflected in the Company's accumulated other comprehensive income component of stockholders' equity at March 31, 2008.

At March 31, 2008, ten securities with a fair value of $2.4 million or 7.3% of the portfolio have been in an unrealized loss position for more than twelve months totaling $148 thousand. These unrealized losses are mainly attributed to the decline in value of two corporate bonds in the financial services sector. As of March 31, 2008, based on our evaluation, management concluded that these were not other than temporarily impaired. The Company has the ability to hold all of these securities, classified as available-for-sale, for the foreseeable future.

On May 2, 2008, we received notification that one of the merger agreements for one of the bonds mentioned above may not be consummated as originally anticipated. The uncertainty in this agreement raised concern as to whether our investment would be made whole. As a result of this information, we decided to sell the bond on May 2, 2008, and will incur an after tax loss of approximately $12 thousand. Subsequent to our sale of the bond, the rating agencies downgraded the paper to "junk" status.

At December 31, 2007, the Company had twenty-nine debt securities with a fair value of $8.8 million with an unrealized loss of $166 thousand, or 26.0% of the value of the amortized cost of the entire investment portfolio, that had existed for more than 12 months.

Deposits. The following table shows information concerning the Company's average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the periods ended March 31, 2008, and December 31, 2007:

                                  Three Months Ended March 31, 2008      Year Ended December 31, 2007
                                  ---------------------------------    -------------------------------
                                               Percent                             Percent
                                   Average     of Total     Average     Average    of Total    Average
                                   Amount      Deposits       Rate       Amount    Deposits      Rate
                                   -------     --------     -------     -------    --------    -------
                                                         (Dollars in thousands)
Non-time deposits:
  Noninterest bearing deposits    $ 51,353        16.2           -     $ 49,727       15.5         -
  NOW accounts                      52,169        16.5       0.66%       55,046       17.2      0.85%
  Money Market accounts             49,791        15.7       2.28%       51,470       16.0      2.65%
  Savings accounts                  38,722        12.2       0.55%       41,377       12.9      0.60%
                                  --------       -----       ----      --------      -----      ----
Total non-time deposits            192,035        60.6       0.88%      197,620       61.6      1.05%
Time deposits:
  Less than $100,000                79,922        25.3       3.75%       78,237       24.4      4.07%
  $100,000 and over                 44,468        14.1       4.44%       45,138       14.0      4.87%
                                  --------       -----       ----      --------      -----      ----
Total time deposits                124,390        39.4       4.00%      123,375       38.4      4.37%
                                  --------       -----       ----      --------      -----      ----
Total deposits                    $316,425       100.0       2.11%     $320,995      100.0      2.33%
                                  ========       =====       ====      ========      =====      ====

The seasonal decrease in non-time deposits is normal for the first quarter of the year and is less on both a pure dollar basis and a percentage basis than seen in recent years and management believes that is due to the "strong" winter season in the Company's operating area which experienced heavier than normal snowfall and an extended winter recreational season.

As a participant in the Certificate of Deposit Account Registry Service (CDARS) of Promontory Interfinancial Network, LLC, there were $8.1 million of time deposits $100,000 or less on the balance sheet at March 31, 2008 which are considered to be "brokered" deposits. The deposits are matched dollar for dollar with Union's customer deposits which have been placed in other financial institutions in order to provide those customers with full FDIC insurance coverage.

The following table sets forth information regarding the Company's time deposits in amounts of $100,000 and over at March 31, 2008, and December 31, 2007, that mature during the periods indicated:

                                            March 31, 2008    December 31, 2007
                                            --------------    -----------------
                                                   (Dollars in thousands)

    Within 3 months                             $21,373            $15,443
    3 to 6 months                                 6,882             16,706
    6 to 12 months                                8,865             11,859
    Over 12 months                                6,483              2,135
                                                -------            -------
                                                $43,603            $46,143
                                                =======            =======

Certificates of deposit held by the majority of municipal and school district customers mature in June 2008 which is a normal seasonal occurrence within the State of Vermont.

Borrowings. Borrowings from the FHLB of Boston were $25.1 million at March 31, 2008, at a weighted average rate of 4.24%, and $20.3 million at December 31, 2007, at a weighted average rate of 4.83%. Borrowings were up at March 31, 2008 as the Company took advantage of some medium term, low-rate advances to fund increasing loan demand at lower interest rates and easier generation than time deposits could be gathered.

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

The earnings of the Company and its subsidiary are affected not only by general economic conditions, but also by the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve System. The monetary policies of the Federal Reserve System influence to a significant extent the overall growth of loans, investments, deposits and borrowings; the level of interest rates earned on assets and paid for liabilities; and including interest rates charged on loans and paid on deposits. The nature and impact of future changes in monetary policies are often not predictable.

A key element in the process of managing market risk involves direct involvement by senior management and oversight by the Board of Directors as to the level of risk assumed by the Company in its balance sheet. The Board of Directors reviews and approves risk management policies, including risk limits and guidelines and reviews quarterly the current position in relationship to those limits and guidelines. Daily oversight functions are delegated to the Asset Liability Management Committee ("ALCO"). The ALCO, consisting of senior business and finance officers, actively measures, monitors, controls and manages the interest rate risk exposure that can significantly impact the Company's financial condition and operating results. The ALCO sets liquidity targets based on the Company's financial position and existing and projected economic and market conditions. The Company does not have any market risk sensitive instruments acquired for trading purposes. The Company attempts to structure its balance sheet to maximize net interest income and shareholder value while controlling its exposure to interest rate risk. Strategies might include selling or participating out loans held for sale or investments available-for-sale. The ALCO formulates strategies to manage interest rate risk by evaluating the impact on earnings and capital of such factors as current interest rate forecasts and economic indicators, potential changes in such forecasts and indicators, liquidity, competitive pressures and various business strategies. The ALCO's methods for evaluating interest rate risk include an analysis of the Company's interest rate sensitivity "gap", which provides a static analysis of the maturity and repricing characteristics of the Company's entire balance sheet, and a simulation analysis, which calculates projected net interest income based on alternative balance sheet and interest rate scenarios, including "rate shock" scenarios involving immediate substantial increases or decreases in market rates of interest.

Members of ALCO meet at least weekly to set loan and deposit rates, make investment decisions, monitor liquidity and evaluate the loan demand pipeline. Deposit runoff is monitored daily and loan prepayments evaluated monthly. The Company historically has maintained a substantial portion of its loan portfolio on a variable-rate basis and plans to continue this Asset/Liability Management
(ALM) strategy in the future. Portions of the variable-rate loan portfolio have interest rate floors and caps which are taken into account by the Company's ALM modeling software to predict interest rate sensitivity, including prepayment risk. As of March 31, 2008, the investment portfolio is all classified as available-for-sale and the modified duration was relatively short. The Company does not utilize any derivative products or invest in any "high risk" instruments.

The Company's interest rate sensitivity analysis (simulation) as of December 2007 for a 200 basis point declining rate environment (Prime at December 31, 2007 was 7.25% and dropped to 5.25% by March 31, 2008) projected the following for the three months ended March 31, 2008, compared to the actual results:

                                             March 31, 2008
                                 -------------------------------------
                                                            Percentage
                                 Projected     Actual       Difference
                                 ---------     ------       ----------
                                         (Dollars in thousands)
       Net Interest Income          $4,183     $4,340             3.8%
       Net Income                   $1,092     $1,406            28.8%
       Return on Assets              1.15%      1.44%            25.2%
       Return on Equity             10.58%     13.33%            26.0%

Actual net income is higher than projected mainly due to the higher actual net interest income than projected as interest rates did not drop on January 1st as an immediate shock would imply but the prime rate dropped 75 basis points to 6.5% on January 22, 2008, another 50 basis points to 6.0% on January 30, 2008 and a third drop of 75 basis points on March 18, 2008 to 5.25%. Also, contributing to higher than expected net income was the gain on sale of loans projected at $84 thousand and actual gain for the quarter ending March 31, 2008 was $158 thousand. In addition, the federal rehabilitation tax credit received in the first quarter of 2008 for $184 thousand as a result of an investment in an affordable housing partnership which was not projected in the simulation.

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

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. For interest rate caps and floors written on adjustable-rate loans, the contract or notional amounts do not represent the Company's exposure to credit loss. The Company controls the risk of interest rate cap agreements through credit approvals, limits, and monitoring procedures.

The Company generally requires collateral or other security to support financial instruments with credit risk. As of March 31, 2008 and December 31, 2007, the contract or notional amount of financial instruments that represent credit risk was as follows:

                                             March 31, 2008    December 31, 2007
                                             --------------    -----------------
                                                    (Dollars in thousands)
Commitments to originate loans                   $13,768            $ 7,084
Unused lines of credit                            37,414             35,784
Standby letters of credit                          1,240              1,248
Credit card arrangements                           1,667              1,633
Equity investment commitment to
 housing limited partnership                         214                214
                                                 -------            -------
    Total                                        $54,303            $45,963
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

The Company has various financial obligations, including contractual obligations that may require further cash payments. The Company's significant fixed and determinable contractual obligations to third parties at March 31, 2008, and December 31, 2007, were as follows:

                                             March 31, 2008    December 31, 2007
                                             --------------    -----------------
                                                    (Dollars in thousands)
Operating lease commitments                     $    284            $    309
Maturities on borrowed funds                      25,099              20,328
Deposits without stated maturity (1)             190,730             198,083
Certificates of deposit (1)                      124,201             125,878
Pension plan contributions (2)                       600                 600
Deferred compensation payouts (3)                    395                 470
Equity in housing limited partnerships               516               1,610
Real estate and construction contracts (4)           534                 288
                                                --------            --------
    Total                                       $342,359            $347,566
                                                ========            ========

--------------------
(1) While Union has a contractual obligation to depositors should they wish to withdraw all or some of the funds on deposit, management believes, based on historical analysis, that the majority of these deposits will remain on deposit for the foreseeable future. The amounts exclude payable interest accrued.
(2) Funding requirements for pension benefits after 2008 are excluded due to the significant variability in the assumptions required to project the amount and timing of future cash contributions.
(3) The Company owns life insurance on the lives of the payees, in an amount sufficient to reimburse the Company for the deferred compensation payments should the Company desire to utilize the death benefit proceeds for that purpose. The policies have a current cash surrender value of $3.3 million which is reflected in the balance sheet under Other Assets.
(4) Contracts to purchase and construct a new branch site in St. Albans, Vermont.

The Company's subsidiary bank is required (as are all banks) to maintain vault cash or a noninterest bearing reserve balance as established by Federal Reserve regulations. The Bank's average total reserve for the 14 day maintenance period including March 31, 2008 was $342 thousand and for December 31, 2007 was $387 thousand, both of which were satisfied by vault cash. The Company has also committed to maintain a noninterest bearing contracted clearing balance of $1.0 million at March 31 2008 with the Federal Reserve Bank of Boston.

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

The Company prepares its interest rate sensitivity "gap" analysis by scheduling interest earning assets and interest bearing liabilities into periods based upon the next date on which such assets and liabilities could mature or reprice. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except that:

o adjustable-rate loans, investment securities, variable-rate time deposits, and FHLB of Boston advances are included in the period when they are first scheduled to adjust and not in the period in which they mature;

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

The following table shows the Company's rate sensitivity analysis as of March 31, 2008:

                                                                              Cumulative repriced within
                                                      -------------------------------------------------------------------------
                                                      3 Months     4 to 12      1 to 3       3 to 5       Over 5
                                                       or Less      Months       Years        Years        Years         Total
                                                      --------     -------      ------       ------       ------         -----
                                                                      (Dollars in thousands, by repricing date)
Interest sensitive assets:
  Federal funds sold and
   overnight deposits                                 $  1,022     $     -     $     -      $      -     $      -      $  1,022
  Interest bearing deposits in banks                       990       3,854       2,746         1,872            -         9,462
  Investment securities available-for-sale (1)(3)        4,545       2,412       8,425         5,631       11,967        32,980
  FHLB Stock                                                 -           -           -             -        1,679         1,679
  Loans and loans held for sale (2)(3)                  93,763      43,154      72,339        59,736       47,641       316,633
                                                      --------     -------     -------      --------     --------      --------
    Total interest sensitive assets                   $100,320     $49,420     $83,510      $ 67,239     $ 61,287      $361,776
                                                      ========     =======     =======      ========     ========      ========

Interest sensitive liabilities:
  Time deposits                                       $ 55,744     $43,397     $24,151      $    909     $      -      $124,201
  Money markets                                          4,834           -           -             -       45,072        49,906
  Regular savings                                        4,065           -           -             -       36,104        40,169
  NOW accounts                                          14,238           -           -             -       37,263        51,501
  Borrowed funds                                         3,231         518       2,192         7,861       11,297        25,099
                                                      --------     -------     -------      --------     --------      --------
    Total interest sensitive liabilities              $ 82,112     $43,915     $26,343      $  8,770     $129,736      $290,876
                                                      ========     =======     =======      ========     ========      ========

Net interest rate sensitivity gap                     $ 18,208     $ 5,505     $57,167      $ 58,469     $(68,449)     $ 70,900
Cumulative net interest rate
 sensitivity gap                                      $ 18,208     $23,713     $80,880      $139,349     $ 70,900
Cumulative net interest rate
 sensitivity gap as a
 percentage of total assets                               4.7%        6.1%       20.8%         35.9%        18.2%
Cumulative net interest rate sensitivity
 gap as a percentage of total
 Interest sensitive assets                                5.0%        6.6%       22.4%         38.5%        19.6%
Cumulative net interest rate sensitivity
 gap as a percentage of total
 Interest sensitive liabilities                           6.3%        8.2%       27.8%         47.9%        24.4%

(1)   Investment securities available-for-sale exclude marketable equity securities with a fair value of $66 thousand and mutual funds with a value of $29 thousand that may be sold by the Company at any time.
(2)   Balances shown net of unearned income of $109 thousand.
(3)   Estimated repayment assumptions considered in Asset/Liability model.

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

The following chart reflects the cumulative results of the Company's latest simulation analysis for the next twelve months on net interest income, net income, return on assets, return on equity and net fair value ratio. Shocks are intended to capture interest rate risk under extreme conditions by immediately shifting to the new level. The projection utilizes a proportional rate shock, of up and down 300 basis points from the March 31, 2008 prime rate of 5.25%, this is the highest and lowest internal slopes monitored. This slope range was determined to be the most relevant during this economic cycle.


                            INTEREST RATE SENSITIVITY ANALYSIS MATRIX
                                      (Dollars in thousands)

                                                              Return on    Return on    Net Fair
  12 Months     Prime     Net Interest    Change      Net       Assets       Equity       Value
   Ending       Rate         Income          %      Income        %            %          Ratio
  ---------     -----     ------------    ------    ------    ---------    ---------    --------
March-09        8.25%        $20,212       10.02    $6,678      1.80         16.65        8.43%
                5.25%        $18,371        0.00    $5,441      1.38         13.07       10.65%
                2.25%        $16,172      (11.96)   $3,962      0.88          8.53       12.82%

The resulting projected cumulative effect of these estimates on net interest income and the net fair value ratio for the twelve month period ending March 31, 2009, are within approved ALCO guidelines for interest rate risk but the return on assets and equity in a down 300 basis point shock scenario are lower than Board guidelines. The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk under different rate scenarios.

Liquidity. Managing liquidity risk is essential to maintaining both depositor confidence and stability in earnings. Liquidity is a measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to fund deposit withdrawals, repay borrowings, fund investment and lending activities, and for other general business purposes. The Company's principal sources of funds are deposits, amortization and prepayment of loans and securities, maturities of investment securities and other short-term investments, sales of securities and loans available-for-sale, earnings and funds provided from operations. Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities, reduces the Company's exposure to rollover risk on deposits and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments, draws on unused lines of credit and requests for new loans. The Company's strategy is to fund assets, to the maximum extent possible, with core deposits that provide a sizable source of relatively stable and low-cost funds. For the quarter ended, March 31, 2008, the Company's ratio of average loans to average deposits was 99.7% compared to the prior year of 98.7%.

In addition, as Union Bank is a member of the FHLB of Boston, it had access to unused lines of credit up to $854 thousand at March 31 2008 over and above the $21.9 million term advances already drawn on the lines based on FHLB estimate as of that date; with the purchase of required FHLB of Boston capital stock that amount would rise to $13.7 million. This line of credit could be used for either short or long term liquidity or other needs. In addition to its borrowing arrangements with the FHLB of Boston, Union Bank maintains a $7.5 million pre-approved Federal Funds line of credit with an upstream correspondent bank and a small repurchase agreement line with a selected brokerage house. There were no balances outstanding on either line at March 31, 2008. Union is a member of the Certificate of Deposit Account Registry Service ("CDARS") of Promontory Interfinancial Network which allows Union to provide higher FDIC deposit insurance to customers by exchanging deposits with other members and allows Union to purchase deposits from other members as another source of funding. There were no purchased deposits at either March 31, 2008 or December 31, 2007, although Union had exchanged $8.1 million and $6.6 million, respectively, with other CDARS members as of those dates.

While scheduled loan and securities payments and FHLB of Boston advances are relatively predictable sources of funds, deposit flows and prepayments on loans and mortgage-backed securities are greatly influenced by general interest rates, economic conditions, and competition. The Company's liquidity is actively managed on a daily basis, monitored by the ALCO, and reviewed periodically with the subsidiary's Board of Directors. The ALCO measures the Company's marketable assets and credit available to fund liquidity requirements and compares the adequacy of that aggregate amount against the aggregate amount of the Company's interest sensitive or volatile liabilities, such as core deposits and time deposits in excess of $100,000, borrowings and term deposits with short maturities, and credit commitments outstanding. The primary objective is to manage the Company's liquidity position and funding sources in order to ensure that it has the ability to meet its ongoing commitment to its depositors, to fund loan commitments and unused lines of credit, and to maintain a portfolio of investment securities.

The Company's management monitors current and projected cash flows and adjusts positions as necessary to maintain adequate levels of liquidity. Although approximately 79.2% of the Company's time deposits will mature within twelve months, management believes, based upon past experience, (percentage of time deposits to mature within twelve months has ranged from 72.3% to 87.8% over the preceding eight years) the relationships developed with local municipalities, and the variety of deposit products, that Union Bank will retain a substantial portion of these deposits. Management will continue to offer a competitive but prudent pricing strategy to facilitate retention of such deposits. The inverted yield curve for the last year, the proliferation of certificate of deposit specials and the general economic uncertainty have contributed to the shortening of the maturities in time deposits. A reduction in total deposits could be offset by purchases of federal funds, purchases of deposits, short-or-long-term FHLB borrowings, utilization of the repurchase agreement line, or liquidation of investment securities, purchased brokerage certificates of deposit or loans held for sale. Such steps could result in an increase in the Company's cost of funds or a decrease in the yield earned on assets and therefore adversely impact the net interest spread and margin. Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. However, any projections of future cash needs and flows are subject to substantial uncertainty. Management continually evaluates opportunities to buy/sell securities and loans available-for-sale, obtain credit facilities from lenders, or restructure debt for strategic reasons or to further strengthen the Company's financial position.

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

The total dollar value of the Company's stockholders' equity at March 31, 2008 was up $126 thousand from December 31, 2007 at $42.2 million, reflecting net income of $1.4 million for the first three months of 2008, less cash dividends paid of $1.3 million, the purchase of 10,886 shares of Treasury stock totaling $216 thousand, and a decrease of $193 thousand in accumulated other comprehensive loss.

Union Bankshares, Inc. has 7,500,000 shares of $2.00 par value common stock authorized. As of March 31, 2008, the Company had 4,921,786 shares issued, of which 4,492,083 were outstanding and 429,703 were held in Treasury.

The Board of Directors has authorized the repurchase of up to 100,000 shares of common stock, or approximately 2.2% of the Company's outstanding shares at the authorization date, for an aggregate repurchase cost not to exceed $2.15 million. Shares can be repurchased in the open market or in negotiated transactions. The repurchase program is open for an unspecified period of time. As of March 31, 2008 the Company had repurchased 10,886 shares under this program, for a total cost of $216 thousand during the quarter, and 68,755 shares at a total cost of $1.4 million since the inception of the program in November, 2005.

As of March 31, 2008, there were outstanding employee incentive stock options with respect to shares of the Company's common stock, granted pursuant to Union Bankshares' 1998 Incentive Stock Option Plan. As of such date, 12,750 options were currently exercisable and none of those options were "in the money". Of the 75,000 shares authorized for issuance under the 1998 Plan, 42,200 shares remain available for future option grants. During the first quarter of 2008, no incentive stock options were granted or exercised pursuant to the 1998 plan.

Union Bankshares, Inc. and Union Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Management believes, as of March 31, 2008, that both companies meet all capital adequacy requirements to which they are subject. As of March 31, 2008, the most recent calculation categorizes Union Bank as well capitalized under the regulatory framework for prompt corrective action. The prompt corrective action capital category framework applies to FDIC insured depository institutions such as Union but does not apply directly to bank holding companies such as the Company. To be categorized as well capitalized, Union Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since March 31, 2008, that management believes have changed either company's category.

Union Bank's and the Company's actual capital amounts and ratios as of March 31, 2008, are presented in the following table:

                                                                                            Minimums
                                                                                           To Be Well
                                                                      Minimums          Capitalized Under
                                                                     For Capital        Prompt Corrective
                                                 Actual             Requirements        Action Provisions
                                           -----------------      -----------------     -----------------
                                           Amount      Ratio      Amount      Ratio     Amount      Ratio
                                           ------      -----      ------      -----     ------      -----
                                                               (Dollars in thousands)
Total capital to risk weighted assets
  Union Bank                               $45,922     16.7%      $21,946     8.0%      $27,432     10.0%
  Company                                  $46,001     16.7%      $22,010     8.0%          N/A       N/A
Tier I capital to risk weighted assets
  Union Bank                               $42,512     15.5%      $10,971     4.0%      $16,456      6.0%
  Company                                  $42,582     15.5%      $11,003     4.0%          N/A       N/A
Tier I capital to average assets
  Union Bank                               $42,512     11.0%      $15,529     4.0%      $19,412      5.0%
  Company                                  $42,582     11.3%      $15,020     4.0%          N/A       N/A

Regulatory Matters. The Company and Union are subject to periodic examinations by the various regulatory agencies. These examinations include, but are not limited to, procedures designed to review lending practices, risk management, credit quality, liquidity, compliance and capital adequacy. During 2007 the Vermont State Department of Banking, the Federal Deposit Insurance Corporation, and the Federal Reserve Bank of Boston performed various examinations of the Company and Union pursuant to their regular, periodic regulatory reviews. No comments were received from these various bodies that would have a material adverse effect on the Company's liquidity, financial position, capital resources, or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information called for by this item is incorporated by reference in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "OTHER FINANCIAL CONSIDERATIONS" on pages 26 through 33 in this Form 10-Q.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company's chief executive officer and chief financial officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2008. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.

Management's Report on Internal Control Over Financial Reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, the Company's management concluded that, as of March 31, 2008, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

                                          ISSUER PURCHASES OF EQUITY SECURITIES
                                          -------------------------------------
                                                                                                    Maximum Number of
                                                                                                  Shares that May Yet Be
                                                           Total Numbers of Shares Purchased         Purchased Under
                  Total Number of      Average Price      as Part of Publicly Announced Plans          the Plans or
    Period        Shares Purchased     Paid per Share               or Programs (1)                      Programs
------------------------------------------------------------------------------------------------------------------------

January 2008           4,736               $19.96                        4,736                            37,395
February 2008            300               $20.42                          300                            37,095
March 2008             5,850               $19.61                        5,850                            31,245

(1)   Since November 18, 2005, the Company has maintained an informal stock repurchase program pursuant to which the
      Company may repurchase up to $2.15 million or 100,000 shares of common stock, or approximately 2.2% of the
      Company's outstanding shares as of the authorization date. Shares can be repurchased in the open market or in negotiated transactions. The repurchase program is open for an unspecified period of time. As of March 31, 2008 the Company had repurchased 10,886 shares under this program for a total cost of $215 thousand during 2008. Since inception of the program, the Company has repurchased 68,755 shares at a total cost of $1.4 million.

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

May 15, 2008                       Union Bankshares, Inc.

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