Form 10-Q
period 2008-06-30
UNION BANKSHARES INC
filed 2008-08-14
CIK 706863

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
                 For the quarterly period ended: June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 2008:

      Common Stock, $2 par value                          4,488,822 shares

                             UNION BANKSHARES, INC.
                               TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements.
Unaudited Consolidated Financial Statements Union Bankshares,
 Inc. and Subsidiary
  Consolidated Balance Sheets                                                 3
  Consolidated Statements of Income                                           4
  Consolidated Statement of Changes in Stockholders' Equity                   5
  Consolidated Statements of Cash Flows                                       6
Notes to Unaudited Consolidated Financial Statements                          8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                          12
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.         39
Item 4T. Controls and Procedures.                                            39

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.                                                  40
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.        40
Item 4.  Submission of Matters to Vote of Security Holders                   40
Item 6.  Exhibits.                                                           41

Signatures                                                                   42

Part l Financial Information
Item 1.  Financial Statements

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS


                                                                        June 30,    December 31,
                                                                          2008          2007
                                                                          ----          ----
                                                                      (Unaudited)
                                                                        (Dollars in thousands)
Assets
  Cash and due from banks                                             $ 12,147        $ 12,815
  Federal funds sold and overnight deposits                             11,778             614
                                                                      --------        --------
  Cash and cash equivalents                                             23,925          13,429

  Interest bearing deposits in banks                                     7,986          11,868
  Investment securities available-for-sale                              27,463          33,822
  Loans held for sale                                                    2,486           7,711

  Loans                                                                316,988         310,594
    Allowance for loan losses                                           (3,424)         (3,378)
    Unearned net loan fees                                                (104)           (111)
                                                                      --------        --------
      Net loans                                                        313,460         307,105

  Accrued interest receivable                                            1,748           2,077
  Premises and equipment, net                                            7,068           6,462
  Other assets                                                          11,422          10,887
                                                                      --------        --------

      Total assets                                                    $395,558        $393,361
                                                                      ========        ========

Liabilities and Stockholders' Equity

Liabilities
  Deposits
    Noninterest bearing                                               $ 55,203        $ 56,155
    Interest bearing                                                   265,563         267,806
                                                                      --------        --------
      Total deposits                                                   320,766         323,961
  Borrowed funds                                                        27,855          20,328
  Accrued interest and other liabilities                                 5,175           6,998
                                                                      --------        --------
      Total liabilities                                                353,796         351,287
                                                                      --------        --------

Commitments and Contingencies

Stockholders' Equity
  Common stock, $2.00 par value; 7,500,000 shares authorized at 6/30/08 and 12/31/07; 4,921,786 shares
   issued at 6/30/08 and 12/31/07                                        9,844           9,844
  Paid-in capital                                                          205             202
  Retained earnings                                                     35,870          35,791
  Treasury stock at cost; 432,964 shares at 6/30/08 and 418,817
   at 12/31/07                                                          (3,220)         (2,939)
  Accumulated other comprehensive loss                                    (937)           (824)
                                                                      --------        --------
      Total stockholders' equity                                        41,762          42,074
                                                                      --------        --------

      Total liabilities and stockholders' equity                      $395,558        $393,361
                                                                      ========        ========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                     Three Months Ended         Six Months Ended
                                                                          June 30,                  June 30,
                                                                      2008         2007         2008         2007
                                                                      ----         ----         ----         ----
                                                                     (Dollars in thousands except Per Share Data)
Interest income
  Interest and fees on loans                                       $   5,594    $   5,944    $  11,279    $  11,844
  Interest on debt securities
    Taxable                                                              270          256          586          491
    Tax exempt                                                            81           50          165           96
  Dividends                                                               17           27           39           57
  Interest on federal funds sold and overnight deposits                   28           77           59          180
  Interest on interest bearing deposits in banks                         105          122          231          196
                                                                   ---------    ---------    ---------    ---------
    Total interest income                                              6,095        6,476       12,359       12,864
                                                                   ---------    ---------    ---------    ---------
Interest expense
  Interest on deposits                                                 1,481        1,880        3,137        3,665
  Interest on borrowed funds                                             296          179          564          369
                                                                   ---------    ---------    ---------    ---------
    Total interest expense                                             1,777        2,059        3,701        4,034
                                                                   ---------    ---------    ---------    ---------

      Net interest income                                              4,318        4,417        8,658        8,830

Provision for loan losses                                                 90            -          140           45
                                                                   ---------    ---------    ---------    ---------
  Net interest income after provision for loan losses                  4,228        4,417        8,518        8,785
                                                                   ---------    ---------    ---------    ---------

Noninterest income
  Trust income                                                           100           83          193          167
  Service fees                                                           897          854        1,752        1,650
  Net gain on sales of investment securities available-for-sale           16           47           16           37
  Net gain on sales of loans held for sale                                14           23          172           50
  Other income                                                           139          108          153          134
                                                                   ---------    ---------    ---------    ---------
    Total noninterest income                                           1,166        1,115        2,286        2,038
                                                                   ---------    ---------    ---------    ---------

Noninterest expense
  Salaries and wages                                                   1,604        1,549        3,189        3,127
  Pension and employee benefits                                          706          520        1,374        1,180
  Occupancy expense, net                                                 223          214          491          434
  Equipment expense                                                      317          281          609          543
  Other expenses                                                       1,076          977        2,091        1,905
                                                                   ---------    ---------    ---------    ---------
    Total noninterest expense                                          3,926        3,541        7,754        7,189
                                                                   ---------    ---------    ---------    ---------

      Income before provision for income taxes                         1,468        1,991        3,050        3,634

Provision for income taxes                                               278          505          454          913
                                                                   ---------    ---------    ---------    ---------

    Net income                                                     $   1,190    $   1,486       $2,596    $   2,721
                                                                   =========    =========    =========    =========

Earnings per common share                                          $    0.27    $    0.33        $0.58    $    0.60
                                                                   =========    =========    =========    =========

Weighted average number of common
 shares outstanding                                                4,490,635    4,529,158    4,494,118    4,530,330
                                                                   =========    =========    =========    =========

Dividends per common share                                         $    0.28    $    0.28        $0.56    $    0.56
                                                                   =========    =========    =========    =========

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

                                        Common Stock
                                     -------------------                                        Accumulated
                                      Shares,                                                      other            Total
                                      net of                Paid-in    Retained    Treasury    comprehensive    stockholders'
                                     Treasury     Amount    capital    earnings     stock          loss            equity
                                     --------     ------    -------    --------    --------    -------------    -------------
                                                                      (Dollars in thousands)
Balances, December 31,  2007         4,502,969    $9,844     $202      $35,791     $(2,939)        $(824)          $42,074

Comprehensive income:
Net income                                   -         -        -        2,596           -             -             2,596
Other comprehensive income,
 net of tax:
Change in net unrealized gain
 (loss) on investment
 securities available-for-sale,
 net of reclassification
 adjustment and tax effects                  -         -        -            -           -          (124)             (124)

Change in net unrealized gain
 (loss) on unfunded defined
 benefit plan liability,
 net of reclassification
 adjustment and tax effects                  -         -        -            -           -            11                11
                                                                                                                   -------
Total other comprehensive
 income                                                                                                               (113)
                                                                                                                   -------

Total comprehensive income                                                                                           2,483
                                                                                                                   -------

Cash dividends declared
 ($0.56 per share)                           -         -        -       (2,517)          -             -            (2,517)

Issuance of stock options                    -         -        3            -           -             -                 3

Purchase of treasury stock             (14,147)        -        -            -        (281)            -              (281)
                                      --------    ------     ----      -------     -------         -----           -------

Balances, June 30, 2008              4,488,822    $9,844     $205      $35,870     $(3,220)        $(937)          $41,762
                                     =========    ======     ====      =======     ========        =====           =======

             The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                             Six Months Ended
                                                                          ----------------------
                                                                          June 30,      June 30,
                                                                            2008          2007
                                                                            ----          ----
                                                                          (Dollars in thousands)
Cash Flows From Operating Activities
  Net Income                                                              $ 2,596       $ 2,721
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation                                                              388           380
    Provision for loan losses                                                 140            45
    Credit for deferred income taxes                                          (80)         (170)
    Net amortization of investment securities available-for-sale                2             7
    Equity in losses of limited partnerships                                  194           133
    Issuance of stock options                                                   3             5
    Write-down of impaired assets                                               6             -
    Write-downs of other real estate owned                                     11            48
    Decrease in unamortized loan fees                                          (8)          (12)
    Proceeds from sales of loans held for sale                             13,023         9,297
    Origination of loans held for sale                                     (7,626)       (8,663)
    Net gain on sales of loans held for sale                                 (172)          (50)
    Net gain on sales of investment securities available-for-sale             (16)          (37)
    Net loss on disposals of premises and equipment                            50             -
    Net loss (gain) on sales of repossessed property                            2            (4)
    Net gain on sales of other real estate owned                               (1)          (28)
    Decrease (increase) in accrued interest receivable                        316          (167)
    Decrease (increase) in other assets                                       324           (76)
    (Decrease) increase  in income taxes                                     (366)           47
    Decrease in accrued interest payable                                     (501)          (58)
    Increase in other liabilities                                             404           874
                                                                          -------       -------
      Net cash provided by operating activities                             8,689         4,292
                                                                          -------       -------

Cash Flows From Investing Activities
  Interest bearing deposits in banks
    Maturities and redemptions                                              5,654           395
    Purchases                                                              (1,772)       (5,417)
  Investment securities available-for-sale
    Sales                                                                    1,803          501
    Maturities, calls and paydowns                                           5,406        1,250
    Purchases                                                              (1,025)       (4,982)
  Net (purchase) redemption of Federal Home Loan Bank stock                  (526)           82
  Net (increase) decrease in loans                                         (7,435)       10,254
  Recoveries of loans charged off                                              30            27
  Purchases of premises and equipment                                      (1,044)         (396)
  Investments in limited partnerships                                      (1,129)         (356)

                                                                             Six Months Ended
                                                                          ----------------------
                                                                          June 30,      June 30,
                                                                            2008          2007
                                                                            ----          ----
                                                                          (Dollars in thousands)
  Proceeds from sales of other real estate owned                              265            23
  Proceeds from sales of premises and equipment                                 -            23
  Proceeds from sales of repossessed property                                  46            23
                                                                          -------       -------
      Net cash provided by investing activities                               273         1,427
                                                                          -------       -------

Cash Flows From Financing Activities
  Net increase in borrowings outstanding                                    7,527         4,326
  Net decrease in noninterest bearing deposits                               (952)       (7,931)
  Net decrease in interest bearing deposits                                (2,243)       (3,026)
  Purchase of treasury stock                                                 (281)         (243)
  Dividends paid                                                           (2,517)       (2,538)
                                                                          -------       -------
      Net cash provided by (used in) financing activities                   1,534        (9,412)
                                                                          -------       -------

      Net increase (decrease) in cash and cash equivalents                 10,496        (3,693)
Cash and cash equivalents
  Beginning                                                                13,429        20,957
                                                                          -------       -------

  Ending                                                                   23,925       $17,264
                                                                          =======       =======

Supplemental Disclosures of Cash Flow Information
  Interest paid                                                           $ 4,201       $ 4,092
                                                                          =======       =======

  Income taxes paid                                                       $   900       $ 1,035
                                                                          =======       =======

Supplemental Schedule of Noncash Investing and
  Financing Activities

  Change in unrealized losses on investment securities
   available-for-sale                                                     $  (189)      $  (261)
                                                                          =======       =======

  Change in unrealized loss on unfunded defined benefit
   pension plan liability                                                 $    17       $     -
                                                                          =======       =======

  Other real estate acquired in settlement of loans                       $ 1,047       $   197
                                                                          =======       =======

  Repossessed property acquired in settlement of loans                    $    79       $    20
                                                                          =======       =======

  Investment in limited partnerships acquired by
   capital contributions payable                                          $     -       $   902
                                                                          =======       =======

  Loans originated to finance the sale of other real estate owned         $   214       $   115
                                                                          =======       =======

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY

Note 1. Basis of Presentation
The accompanying interim unaudited consolidated financial statements of Union Bankshares, Inc. (the Company) as of June 30, 2008 and 2007, and for the three and six months then ended have been prepared in conformity with U.S. generally accepted accounting principles (GAAP), general practices within the banking industry, and the accounting policies described in the Company's Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of Company's management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein have been made. This information should be read in conjunction with the Company's 2007 Annual Report to Shareholders, 2007 Annual Report on Form 10-K, and current reports on Form 8-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2008, or any other interim period.

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

Note 4. Recent Accounting Pronouncements
In June, 2008 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 163, "Accounting for Financial Guarantee Insurance Contracts an interpretation of FASB Statement No. 60. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including recognition and measurement to be used to account for premium revenue and claim liabilities. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise's risk-management activities. This Statement requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of this Statement. Except for those disclosures, earlier application is not permitted. This Statement is not expected to have any impact on the consolidated financial statements of the Company as it does not issue any financial guarantee insurance contracts.

In May, 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. The Statement is effective 60 days following the Securities and Exchange Commission's (SEC) approval of the Public Company Accounting Oversight Board amendments to AU
Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." Neither the FASB or the Company expects that this Statement will result in a change in current practice. However, transition provisions have been provided if the application of the Statement results in a change in practice. The Company is evaluating whether or not this Statement will result in a change in practice.

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

In December 2007, the FASB issued Statement No. 141R, (revised) "Business Combinations" which replaces Statement No. 141. The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this Statement establishes principles and requirements for how the acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Statement shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application is prohibited. This Statement would affect the Company for any acquisitions after December 31, 2008.

In November 2007, the SEC issued SAB No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings". SAB No 109 supersedes SAB 105, "Application of Accounting Principles to Loan Commitments," and indicates that the expected net future cash flows from loan servicing should be included in the measurement of all associated written loan commitments that are accounted for at fair value through earnings under SFAS No. 159's fair-value election or for written mortgage loan commitments for loans that will be held-for-sale when funded that are marked-to-market as derivatives under SFAS No. 133 (derivative loan commitments). The guidance in SAB No. 109 is applied on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. SAB No. 109 was adopted by the Company on January 1, 2008 and did not have a material impact on the Company's consolidated financial statements.

Note 5. Defined Benefit Pension Plan
Union Bank (Union), the Company's sole subsidiary, sponsors a noncontributory defined benefit pension plan covering all eligible employees. The plan provides defined benefits based on years of service and final average salary.

Net periodic pension benefit cost for the three and six months ended June 30, consisted of the following components:

                                                    Three Months Ended     Six Months Ended
                                                    ------------------     ----------------
                                                     2008         2007      2008       2007
                                                     ----         ----      ----       ----
                                                             (Dollars in thousands)
Service cost                                        $ 136        $ 127     $ 272      $ 259
Interest cost on projected benefit obligation         168          154       335        302
Expected return on plan assets                       (164)        (151)     (329)      (301)
Amortization of prior service cost                      1            1         3          3
Amortization of net loss                                7            5        14         10
                                                    -----        -----     -----      -----
  Net periodic benefit cost                         $ 148        $ 136     $ 295      $ 273
                                                    =====        =====     =====      =====

There were actuarial assumption changes between the first and second quarters of 2007 and the first and second quarters of 2008 as SFAS No. 87, Employers' Accounting for Pensions states that measurements are based on the assumptions used for the previous year-end measurements unless more recent measurements of both plan assets and obligations are available, or a significant event occurs. Therefore, 2008 net periodic benefit costs are based on December 31, 2007 actuarial assumptions while the 2007 costs are based on December 31, 2006 actuarial assumptions.

Note 6. Other Comprehensive Income (Loss)
The components of accumulated other comprehensive loss, net of tax at June 30, were:

                                                       2008        2007
                                                       ----        ----
                                                   (Dollars in thousands)
Net unrealized loss on investment
 securities available-for-sale                        $(125)    $  (326)
Defined benefit pension plan:
  Net unrealized actuarial loss                        (791)       (822)
  Net unrealized prior service cost                     (21)        (27)
                                                      -----     -------
    Total                                             $(937)    $(1,175)
                                                      =====     =======

The following is a summary of changes in other comprehensive income (loss) for the three and six months ended June 30:

                                                            Three Months Ended    Six Months Ended
                                                            ------------------    ----------------
                                                             2008      2007        2008       2007
                                                             ----      ----        ----       ----
                                                                    (Dollars in thousands)
Investment securities available-for-sale:
Change in net unrealized losses on investment
 securities available-for-sale                              $(465)      $(362)    $(172)    $(224)
Reclassification adjustment for gains realized in income      (16)        (47)      (16)      (37)
                                                            -----       -----     -----     -----
    Net unrealized losses                                    (481)       (409)     (188)     (261)
Tax effect                                                   (164)       (139)      (64)      (89)
                                                            -----       -----     -----     -----
    Net of tax amount                                       $(317)      $(270)    $(124)    $(172)
                                                            -----       -----     -----     -----

Defined benefit pension plan:
Reclassification  adjustment for  amortization  of net
 actuarial loss, realized in net income                     $   7       $   -     $  14     $   -
Reclassification adjustment for amortization of prior
 service cost, realized in net income                           1           -         3         -
                                                            -----       -----     -----     -----
    Total                                                       8           -        17         -
Tax effect                                                      3           -         6         -
                                                            -----       -----     -----     -----
    Net of tax amount                                       $   5       $   -     $  11     $   -
                                                            -----       -----     -----     -----

Total, net of tax                                           $(312)      $(270)    $(113)    $(172)
                                                            =====       =====     =====     =====

Note 7: Fair Value Measurements
The FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This Statement generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. SFAS No. 157, "Fair Value Measurements", generally establishes the definition of fair value expands disclosures about fair value measurement and establishes a hierarchy of the levels of fair value measurement techniques. SFAS 157 and SFAS 159 are effective for fiscal years beginning after November 15, 2007. Effective January 1, 2008, the Company adopted SFAS 159 and SFAS 157, but has not elected to apply the fair value option to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements. In accordance with FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157," the Company has delayed the application of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities until January 1, 2009. Management does not anticipate that such application will have a material effect on the financial position of the Company.

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

The following table presents the fair value measurements of assets recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the SFAS No. 157 fair value hierarchy in which the fair value measurements fall at June 30, 2008:

                                                         Fair Value Measurements at Reporting Date Using
                                                                      (Dollars in Thousands)
                                                         -----------------------------------------------
                                                         Quoted Prices in    Significant
                                                          Active Markets        Other        Significant
                                                                for           Observable    Unobservable
                                                         Identical Assets       Inputs         Inputs
                                            Fair Value       (Level 1)        (Level 2)       (Level 3)
                                            ------------------------------------------------------------

Investment securities available-for-sale    $ 27,463          $ 9,357          $ 18,106          $ -

Fair values for available for sale securities are estimated by an independent bond pricing service for identical assets or significantly similar securities. The pricing service uses a variety of techniques to arrive at fair value including market maker bids, quotes and pricing models. Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows. Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. The fair value of loans held for sale is determined, when possible, using quoted secondary market prices. If no such quoted price exists, the fair value of a loan is determined using quoted prices for similar asset or assets, adjusted for the specific attributes of that loan. As of June 30, 2008 the carrying amount of loans held for sale was at cost and therefore no fair value disclosure is included on these loans in the table above.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at June 30, 2008.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                                    GENERAL

The following discussion and analysis by management focuses on those factors that had a material effect on Union Bankshares, Inc.'s (Company's) financial position as of June 30, 2008, and as of December 31, 2007, and its results of operations for the three and six months ended June 30, 2008 and 2007. This discussion is being presented to provide a narrative explanation of the financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company's Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of the Company's management, the interim unaudited data reflects all adjustments, consisting only of normal recurring adjustments, and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim period. Management is not aware of the occurrence of any events after June 30, 2008, which would materially affect the information presented.


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

Forward-looking statements reflect management's current expectations and are subject to uncertainties, both general and specific, and risk exists that those predictions, forecasts, projections and other estimates contained in forward-looking statements will not be achieved. When management uses any of the words "believes," "expects," "anticipates," "intends," "plans," "seeks," "estimates", or similar expressions, they are making forward-looking statements. Many possible events or factors, including those beyond the control of management, could affect the future financial results and performance of the Company. This could cause results or performance to differ materially from those expressed in forward-looking statements. The possible events or factors that might affect forward-looking statements include, but are not limited to, the following:

o     uses of monetary, fiscal, and tax policy by various governments;
o political, legislative, or regulatory developments in Vermont, New Hampshire, or the United States including changes in laws concerning accounting, taxes, financial reporting, banking, and other aspects of the financial services industry;
o developments in general economic or business conditions nationally, in Vermont, or in northern New Hampshire, including interest rate fluctuations, market fluctuations and perceptions, job creation and unemployment rates, ability to attract new business, and inflation and the effects of such changes on the Company or its customers;
o changes in the competitive environment for financial services organizations, including increased competition from tax-advantaged credit unions, mutual banks and out-of-market competitors offering financial services over the internet;
o     the Company's ability to attract and retain key personnel;
o adverse changes in the local real estate market, which negatively impacts collateral values and the Company's ability to recoup loan losses through disposition of real estate collateral;
o changes in technology, including demands for greater automation which could present operational issues or significant capital outlays;

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

                                    OVERVIEW

The Company's net income was $1.2 million for the quarter ended June 30, 2008, compared with net income of $1.5 million for the same period in 2007, or a $296 thousand or 19.9% decrease between years. The decrease was the cumulative result of a drop in net interest income of $99 thousand, a loan loss provision of $90 thousand for the second quarter of 2008 compared to $0 for the same period in 2007 and increases in all categories of noninterest expense totaling $385 thousand. These increases were partially offset by a $51 thousand increase in noninterest income and a $227 decrease in the provision for income taxes. The decrease in the provision for income taxes was partially a result of the reduced taxable income and partially a result of $39 thousand in low income and rehabilitation federal tax credits booked during the second quarter of 2008 on a late 2007 investment in a low income housing project. The Company faced a challenging interest rate environment as the prime rate had been reduced seven times since September 2007 from 8.25% to 5.00% on April 30, 2008. Total interest income decreased by $381 thousand, or 5.9% to $6.1 million in 2008 versus the $6.5 million in the second quarter of 2007, while the decrease in interest expense from $2.1 million in 2007 to $1.8 million in 2008 was only $282 thousand, or 13.7% between periods. The result of the changes in interest income and expense was that net interest income for the second quarter of 2008 was $4.3 million, down $99 thousand or 2.2% from the second quarter of 2007 of $4.4 million. During the second quarter of 2008, the Company's net interest margin decreased 31 basis points to 4.83%, from 5.14% for the second quarter of 2007. The Company's net interest spread declined 24 basis points to 4.38% for the second quarter of 2008, compared to 4.59% for the same period last year. The decline in the net interest spread was primarily the result of the decline in average interest rates earned on loans as the 325 basis point drop in the prime rate between the second quarter of 2007 and the second quarter of 2008 had an effect on the repricing of adjustable rate loans and the volume of refinancings, as customers took advantage of the lower rates. Further drops in the prime rate and/or increases in competitors deposit rates could be problematic going forward as the individual instruments re-price.

The Company's total assets increased slightly from $393.4 million at December 31, 2007, to $395.6 million at June 30, 2008, an increase of $2.2 million, or 0.6% despite the seasonal payoff on June 30, 2008 of $9.5 million in municipal loans. Deposits decreased from $324.0 million at December 31, 2007 to $320.8 million at June 30, 2008, a decrease of $3.2 million, or 1.0%. This decrease reflects a normal seasonal trend for the Company, exacerbated by the redemption of $10.3 million of municipal certificates of deposit on June 30, 2008, as municipalities comply with state law requirements for short term funding. Total loans including loans held for sale increased $1.2 million or 0.4% from $318.3 million at December 31, 2007 to $319.5 million at June 30, 2008. This increase would have been much larger except for the one day municipal loan aberration as loan demand has been strong due to lower interest rates, a changing competitive environment due to the sale of a number of our competitors, and a recent good winter season in northern Vermont and New Hampshire.

There was no provision for loan losses during the second quarter of 2007 versus a $90 thousand provision for the second quarter of 2008. The increase in the provision for the quarter is mainly due to growth in the loan portfolio, as classified loans decreased between quarters. Total loans have shown strong growth of $12.9 million or 4.2% since June 30, 2007 with the majority of the growth being in the commercial real estate portfolio, while municipal loans, which have a very low reserve factor, have dropped $2.1 million. Loans past due 30-89 days have declined from a year ago but nonperforming loans have risen from $3.5 million to $7.7 million in that same timeframe. Two million of the $7.7 million have guarantees of the U.S. Government or state agencies in place. In addition to the loans that have government guarantees, the balance of the non-performing loans are comprised of two large customer relationships which are both conservatively secured by real estate. See Asset Quality Section on page 26 for further details.

Noninterest expenses are up $385 thousand, or 10.9% for the second quarter of 2008 to $3.9 million from $3.6 million for the second quarter of 2007, primarily due to the costs of health care which was $152 thousand higher for the second quarter of 2008 than the second quarter of 2007, an increase in salary expense of $55 thousand due primarily to hiring associated with the planned third quarter 2008 addition of two branches, and the increase in retirement benefit expense accrual of $36 thousand as interest rates and the stock market have decreased during 2008 thereby increasing the Company's expense. The Company took a $25 thousand write off to expense the net book value of the Company's reader/sorter and related software as the Company no longer utilizes those items since the implementation of electronic branch capture.

The following unaudited per share information and key ratios depict several measurements of performance or financial condition for or at the three and six months ended June 30, 2008 and 2007, respectively:

                                                         Three Months Ended June 30,      Six Months Ended June 30,
                                                         --------------------------       -------------------------
                                                             2008            2007            2008           2007
                                                             ----            ----            ----           ----
Return on average assets (ROA) (1)                           1.20%           1.57%            1.32%          1.44%
Return on average equity (ROE) (1)                          11.33%          14.31%           12.32%         13.08%
Net interest margin (1)(2)                                   4.83%           5.14%            4.90%          5.18%
Efficiency ratio (3)                                        70.37%          63.48%           69.60%         65.25%
Net interest spread (4)                                      4.38%           4.59%            4.41%          4.61%
Loan to deposit ratio                                       99.60%          99.25%           99.60%         99.25%
Net loan charge-offs to average loans
  not held for sale (1)                                      0.08%           0.02%            0.06%          0.04%
Allowance for loan losses to loans not
  held for sale                                              1.08%           1.10%            1.08%          1.10%
Non-performing assets to total assets                        2.16%           1.05%            2.16%          1.05%
Equity to assets                                            10.56%          11.10%           10.56%         11.10%
Total capital to risk weighted assets                       16.55%          17.20%           16.55%         17.20%
Book value per share                                         $9.30           $9.22            $9.30          $9.22
Earnings per share                                           $0.27           $0.33            $0.58          $0.60
Dividends paid per share                                     $0.28           $0.28            $0.56          $0.56
Dividend payout ratio (5)                                  103.70%          84.85%           96.55%         93.33%

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

                             RESULTS OF OPERATIONS

Net Interest Income. The largest component of the Company's operating income is net interest income, which is the difference between interest and dividend income received from interest-earning assets and the interest expense paid on interest-bearing liabilities. The Company's net interest income decreased $99 thousand, or 2.2%, to $4.3 million for the three months ended June 30, 2008, from $4.4 million for the three months ended June 30, 2007. The net interest spread decreased 21 basis points to 4.38% for the three months ended June 30, 2008, from 4.59% for the three months ended June 30, 2007. The decline in the net interest spread was primarily the result of the drop in average interest rates earned on loans as the 325 basis point drop in the prime rate from September 2007 to April 2008 had an effect on the repricing of adjustable rate loans as well as on the volume of refinancing activity as customers took advantage of the lower rates. The adverse effect of declining rates on the Company's net interest spread was mitigated somewhat by a 52 basis point decline in the rate paid on deposits in the second quarter of 2008 versus the same period last year. The net interest margin for the second quarter of 2008 decreased 31 basis points to 4.83% from the 2007 period at 5.14%. Further decrease in the prime rate would not necessarily be beneficial to the Company in the near term, especially if funding rates did not follow a similar downward trend. See "OTHER FINANCIAL CONSIDERATIONS - Market Risk and Asset and Liability Management."

Yields Earned and Rates Paid. The following table shows, for the periods indicated, the total amount of income recorded from average interest-earning assets and the related average yields, the interest expense associated with average interest-bearing liabilities, the related average rates paid, and the relative net interest spread and net interest margin. Yield and rate information is calculated on an annualized tax equivalent basis. Yield and rate information for a period is average information for the period, and is calculated by dividing the annualized tax equivalent income or expense item for the period by the average balance of the appropriate balance sheet item during the period. Net interest margin is annualized tax equivalent net interest income divided by average interest-earning assets. Nonaccrual loans are included in asset balances for the appropriate periods, but recognition of interest on such loans is discontinued and any remaining accrued interest receivable is reversed in conformity with federal regulations.

                                                                        Three months ended June 30,
                                                  -----------------------------------------------------------------------
                                                                2008                                  2007
                                                  ---------------------------------     ---------------------------------
                                                               Interest     Average                  Interest     Average
                                                  Average      Earned/      Yield/      Average      Earned/      Yield/
                                                  Balance        Paid        Rate       Balance       Paid         Rate
                                                  -------      --------     -------     -------      --------     -------
                                                                          (Dollars in thousands)

Average Assets:
  Federal funds sold and
   overnight deposits                             $  5,624      $   28       1.97%      $  5,775      $   77       5.20%
  Interest bearing deposits in banks                 8,734         105       4.84%        10,357         122       4.75%
  Investment securities (1), (2)                    29,470         352       5.24%        26,905         310       4.93%
  Loans, net (1), (3)                              322,887       5,594       7.06%       307,763       5,944       7.85%
  FHLB of Boston stock                               1,857          16       3.40%         1,385          23       6.68%
                                                  --------      ------       ----       --------      ------       ----
   Total interest-earning assets (1)               368,572       6,095       6.76%       352,185       6,476       7.49%

Cash and due from banks                              9,868                                 9,969
Premises and equipment                               6,891                                 6,114
Other assets                                        10,784                                 9,422
                                                    ------                                 -----
   Total assets                                   $396,115                              $377,690
                                                  ========                              ========

Average Liabilities and Stockholders' Equity:
  NOW accounts                                    $ 54,167      $   76       0.56%      $ 52,848      $  108       0.82%
  Savings/money market accounts                     91,529         302       1.33%        93,537         416       1.79%
  Time deposits                                    126,098       1,103       3.52%       123,720       1,356       4.40%
  Borrowed funds                                    27,330         296       4.29%        14,455         179       4.91%
                                                  --------      ------       ----       --------      ------       ----
   Total interest bearing liabilities              299,124       1,777       2.38%       284,560       2,059       2.90%

  Noninterest bearing deposits                      49,175                                45,499
  Other liabilities                                  5,806                                 6,098
                                                  --------                              --------
   Total liabilities                               354,105                               336,157

  Stockholders' equity                              42,010                                41,533
                                                  --------                              --------
   Total liabilities and
    stockholders' equity                          $396,115                              $377,690
                                                  ========                              ========

Net interest income                                             $4,318                                $4,417
                                                                ======                                ======

Net interest spread (1)                                                      4.38%                                 4.59%
                                                                             ====                                 =====

Net interest margin (1)                                                      4.83%                                 5.14%
                                                                             ====                                 =====

---------
(1)   Average yields reported on a tax-equivalent basis.
(2)   Average balances of investment securities are calculated on the amortized cost basis.
(3)   Includes loans held for sale and is net of unearned income and allowance for loan losses.


                                                                        Six months ended June 30,
                                                                2008                                  2007
                                                                ----                                  ----
                                                              Interest      Average                 Interest     Average
                                                  Average     Earned/       Yield/      Average      Earned/      Yield/
                                                  Balance       Paid         Rate       Balance       Paid        Rate
                                                  -------      --------     -------     -------      --------     -------
                                                                          (Dollars in thousands)
Average Assets:
   Federal funds sold and
     overnight deposits                           $  5,013     $    59       2.36%      $  6,920     $   180       5.18%
   Interest bearing deposits in banks                9,472         231       4.93%         8,583         196       4.61%
   Investment securities (1), (2)                   31,330         753       5.25%        25,884         594       4.91%
   Loans, net (1), (3)                             317,452      11,279       7.26%       308,599      11,844       7.84%
   FHLB of Boston stock                              1,731          37       4.25%         1,395          50       7.11%
                                                  --------     -------       ----       --------     -------       ----
       Total interest-earning assets (1)           364,998      12,359       6.94%       351,381      12,864       7.49%

Cash and due from banks                              9,892                                10,184
Premises and equipment                               6,860                                 6,093
Other assets                                        11,046                                 9,140
                                                  --------                              --------
       Total assets                               $392,796                              $376,798
                                                  ========                              ========

Average Liabilities and Stockholders' Equity:
   NOW accounts                                   $ 53,168     $   161       0.61%      $ 51,608     $   202       0.79%
   Savings/money market accounts                    90,021         637       1.43%        94,216         825       1.77%
   Time deposits                                   125,244       2,339       3.77%       121,244       2,638       4.39%
   Borrowed funds                                   25,835         564       4.34%        14,909         369       4.92%
                                                  --------     -------       ----       --------     -------       ----
       Total interest bearing liabilities          294,268       3,701       2.53%       281,977       4,034       2.88%

   Noninterest bearing deposits                     50,210                                47,480
   Other liabilities                                 6,168                                 5,728
                                                  --------                              --------
       Total liabilities                           350,646                               335,185

   Stockholders' equity                             42,150                                41,613
                                                  --------                              --------
       Total liabilities and
         stockholders' equity                     $392,796                              $376,798
                                                  ========                              ========

Net interest income                                            $ 8,658                               $ 8,830
                                                               =======                               =======

Net interest spread (1)                                                      4.41%                                 4.61%
                                                                             =====                                 =====

Net interest margin (1)                                                      4.90%                                 5.18%
                                                                             =====                                 =====


------------------
(1)   Average yields reported on a tax-equivalent basis.
(2)   Average balances of investment securities are calculated on the amortized cost basis.
(3)   Includes loans held for sale and is net of unearned income and allowance for loan losses.

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

                                             Three Months Ended June 30, 2008
                                                        Compared to
                                             Three Months Ended June 30, 2007
                                           Increase/(Decrease) Due to Change In
                                           ------------------------------------
                                                Volume      Rate      Net
                                                ------      ----      ---
                                                  (Dollars in thousands)
    Interest earning assets:
      Federal funds sold and overnight deposits $  (2)    $  (47)   $  (49)
      Interest bearing deposits in banks          (19)         2       (17)
      Investment securities                        24         18        42
      Loans, net                                  281       (631)     (350)
      FHLB of Boston stock                          6        (13)       (7)
                                                -----     ------    ------
        Total interest earning assets           $ 290     $ (671)   $ (381)
                                                -----     ------    ------

    Interest bearing liabilities:
      NOW accounts                              $   3     $  (35)   $  (32)
      Savings/money market accounts                (9)      (105)     (114)
      Time deposits                                26       (279)     (253)
      Borrowed funds                              143        (26)      117
                                                -----     ------    ------
         Total interest bearing liabilities     $ 163     $ (445)   $ (282)
                                                -----     ------    ------
    Net change in net interest income           $ 127     $ (226)   $  (99)
                                                -----     ------    ------

                                              Six Months Ended June 30, 2008
                                                        Compared to
                                              Six Months Ended June 30, 2007
                                           Increase/(Decrease) Due to Change In
                                           ------------------------------------
                                                Volume      Rate      Net
                                                ------      ----      ---
                                                  (Dollars in thousands)
    Interest earning assets:
      Federal funds sold and overnight deposits $ (41)    $  (80)   $ (121)
      Interest bearing deposits in banks           22         13        35
      Investment securities                       121         38       159
      Loans, net                                  340       (905)     (565)
      FHLB of Boston stock                         10        (23)      (13)
                                                -----     ------    ------
        Total interest earning assets           $ 452     $ (957)   $ (505)
                                                -----     ------    ------

    Interest bearing liabilities:
      NOW accounts                              $   6     $  (47)   $  (41)
      Savings/money market accounts               (36)      (152)     (188)
      Time deposits                                85       (384)     (299)
      Borrowed funds                              241        (46)      195
                                                -----     ------    ------
         Total interest bearing liabilities     $ 296     $ (629)   $ (333)
                                                -----     ------    ------
    Net change in net interest income           $ 156     $ (328)   $ (172)
                                                -----     ------    ------

Three Months Ended June 30, 2008, compared to Three Months Ended June 30, 2007.

Interest and Dividend Income. The Company's interest and dividend income decreased $381 thousand, or 5.9%, to $6.1 million for the three months ended June 30, 2008, from $6.5 million for the three months ended June 30, 2007. During the second quarter of 2008, average earning assets increased $16.4 million, or 4.7%, to $368.6 million, from $352.2 million for the three months ended June 30, 2007. However, the increase in interest income resulting from the rise in average earning assets was more than offset by the lower rates earned on loans, federal funds sold, and Federal Home Loan Bank of Boston stock in second quarter of 2008 versus 2007. In particular, interest income on loans decreased during the second quarter of 2008 versus the 2007 comparison period despite an increase in average loan volume between periods. Average loans approximated $322.9 million at an average yield of 7.06% for the three months ended June 30, 2008, up $15.1 million from $307.8 million at an average yield of 7.85% for the three months ended June 30, 2007. The increase in volume was more than offset by a 79 basis point decrease in yield. Loan demand has risen during 2008 due to the lower interest rates, the successful implementation of a call program and the changes in the competitive landscape.

The 325 basis point drop in the prime rate from September 2007 at 8.25% to April 2008 at 5.00% impacted variable rate loans with monthly and quarterly repricing. The impact on annually repricing loans has not yet been fully felt, but will not be positive for the Company, as adjustable rate loans continue to reprice at lower rates.

The average balance of investments (including mortgage-backed securities) increased $2.6 million or 9.5%, to $29.5 million for the three months ended June 30, 2008, from $26.9 million for the three months ended June 30, 2007. The average level of interest bearing deposits in banks for the quarter was $8.7 million, down $1.6 million or 15.7% from the 2007 average level of $10.4 million, as maturing FDIC insured certificates of deposit were utilized to fund loan demand. The average level of federal funds sold and overnight deposits decreased $151 thousand, to $5.6 million or 1.97% for the three months ended June 30, 2008, from $5.8 million or 5.20% for the three months ended June 30, 2007. Interest income from non-loan instruments decreased $31 thousand or 5.8% between periods, with $501 thousand for the second quarter of 2008 versus $532 thousand for the same period of 2007, reflecting the overall decreases in yields on federal funds sold and overnight deposits as well as on the FHLB of Boston stock, coupled with volume decreases on federal funds sold and interest bearing deposits.

Interest Expense. The Company's interest expense decreased $282 thousand, or 13.7%, to $1.8 million for the three months ended June 30, 2008, from $2.1 million for the three months ended June 30, 2007. Of this decrease, $445 thousand was a result of the decrease in rates, partially offset by the $163 thousand attributable to the increase in volume, primarily related to the rise in borrowed funds to support loan demand.

Interest expense on deposits decreased $399 thousand or 21.2% to $1.5 million for the quarter ended June 30, 2008, from $1.9 million for the quarter ended June 30, 2007. Competition for deposits has remained strong with growth in average deposits for the quarter at $1.7 million or 0.6%. Interest rates paid have not dropped as much as anticipated given the prime rate drop. Management believes consumers have become more rate sensitive over the last two years due to advertised "specials" and the proliferation of nonlocal financial institutions trying to gather deposits throughout the Company's market area. Average time deposits rose to $126.1 million for the three months ended June 30, 2008, from $123.7 million for the three months ended June 30, 2007, or an increase of $2.4 million or 1.9%. While the majority of these deposits are new funds for the Company, there has been movement of deposits from lower yielding savings accounts to higher paying certificates of deposit within its account base. The average rate paid on time deposits decreased 88 basis points, to 3.52% from 4.40% for the three months ended June 30, 2008 and 2007, respectively. The average balances for money market and savings accounts decreased $2.0 million, or 2.2%, to $91.5 million for the three months ended June 30, 2008, from $93.5 million for the three months ended June 30, 2007 as interest rates on time deposits continued to be higher, which appeared to motivate customers to move funds into certificates of deposit and lock in the higher rates. A $1.4 million or 2.5% increase in NOW accounts brought the average balance up to $54.2 million from $52.8 million between the two years.

Interest expense on borrowed funds increased from $179 thousand for the quarter ended June 30, 2007 to $296 thousand for the quarter ended, June 30, 2008 as average funds borrowed from the FHLB of Boston increased from $14.5 million to $27.3 million between years, although the average rate paid on borrowed funds declined 62 basis points between periods. The increasing loan demand, the slow growth in deposits on average between the quarters ended June 30, 2007 and June 30, 2008, and the opportunity to lock in some low rate long term funding before the long end of the yield curve rose led the Company to increase its reliance on borrowed funds.

Provision for Loan Losses. There was a $90 thousand loan loss provision for the quarter ended June 30, 2008 and there was no provision for the quarter ended June 30, 2007. The provision was deemed necessary for the second quarter of 2008 in light of net charge-offs for the quarter ended June 30, 2008 of $67 thousand, continuing strong loan growth, an upward trend over the prior year in the dollar amount of loans with higher risk characteristics and a softening of the economy, which has resulted in an increase in nonperforming loans. These factors were partially offset by a decline in classified loans between periods.

For further details see, FINANCIAL CONDITION -"Allowance for Loan Losses" below.

Noninterest income. The following table sets forth changes from the second quarter of 2007 to the second quarter of 2008 for components of noninterest income:

                                                     For The Three Months Ended June 30,
                                                 ------------------------------------------
                                                  2008      2007    $ Variance     % Variance
                                                  ----      ----    ----------     ----------
                                                           (Dollars in thousands)
Trust income                                     $  100    $   83      $ 17            20.5
Service fees                                        897       854        43             5.0
Net gains on sales of investment securities          16        47       (31)          (66.0)
Net gains on sales of loans held for sale            14        23        (9)          (39.1)
Other                                               139       108        31            28.7
                                                 ------    ------      ----
     Total noninterest income                    $1,166    $1,115      $ 51             4.6
                                                 ======    ======      ====

Trust Income. Trust income has risen for the three months ended June 30, 2008 mainly due to a number of new trust relationships.

Service fees. The increase resulted primarily from a rise in overdraft fees of $7 thousand, or 2.3%; merchant program income of $12 thousand, or 13.3%; and ATM/Debit Card usage fees increase of $21 thousand, or 12.0%. These increases were partially offset by a decline in foreign exchange fees of $11 thousand, or 54.0% as the price of the U.S. dollar continued to decline.

Net gains on sales of loans held for sale. Residential real estate loans of $7.3 million were sold for a net gain of $14 thousand during the second quarter of 2008, versus sales of $5.8 million for a net gain of $23 thousand during the second quarter of 2007.

Other. The increase resulted primarily from the increase in net mortgage servicing right fees of $13 thousand or 127.7%.

Noninterest expense. The following table sets forth changes from the second quarter of 2007 to the second quarter of 2008 for components of noninterest expense:

                                                     For The Three Months Ended June 30,
                                                 ------------------------------------------
                                                  2008      2007    $ Variance     % Variance
                                                  ----      ----    ----------     ----------
                                                           (Dollars in thousands)
Salaries and wages                               $1,604    $1,549      $ 55             3.6
Pension and employee benefits                       706       520       186            35.8
Occupancy expense, net                              223       214         9             4.2
Equipment expense                                   317       281        36            12.8
Equity in losses of affordable
     housing investments                             97        66        31            47.0
Other                                               979       911        68             7.5
                                                 ------    ------      ----
     Total noninterest expense                   $3,926    $3,541      $385            10.9
                                                 ======    ======      ====

Salaries and wages and related expenses. The increase in 2008 over 2007 was due primarily to regular salary activity and hiring associated with the planned third quarter 2008 addition of two branches. This increase was partially offset by increased efficiency in operations which allowed the Company to grow while reducing a few staff positions. There was an increase in the accrual for pension plan expense of $36 thousand or 31.4% due to lower interest rates in 2008 compared to 2007. There was also an increase of $152 thousand or 73.9% in the Company's medical costs due to staff or their dependents experiencing a greater number of serious illnesses or procedures. The Company self-insures healthcare costs to a specific individual and aggregate level and carries "excess" coverage for major claims.

Equipment Expense. The increase between years is mainly due to the $25 thousand write-off during the second quarter of 2008 of the undepreciated value of the Company's reader/sorter and related software and equipment which are no longer being utilized due to the implementation of branch capture imaging hardware and software.

Equity in losses of affordable housing investments. Two new investments in low income housing partnerships were made in late 2007 which increased the amount of equity in the losses of these projects to be recorded in 2008.

Other. The net change between years has many components of both increases and decreases; the largest two being an $11 thousand increase in trust department expenses mainly due to the expansion of the department and a reduction in the quarter's expenses of foreclosures and other real estate owned which was $56 thousand during the second quarter of 2007 versus $36 thousand during the second quarter of 2008.

Income Tax Expense. The Company has provided for current and deferred federal income taxes for the current and all prior periods presented. The Company's provision for income taxes was $278 thousand for the three months ended June 30, 2008 compared to $505 thousand for the same period in 2007, reflecting the decrease in taxable net income between periods and the $39 thousand in low income or rehabilitation tax credits available in 2008 on two low income housing investments made in late 2007. The Company's effective tax rate decreased to just 18.9% for the three months ended June 30, 2008, from 25.4% for the same period in 2007, reflecting the reduction in taxable net income and the tax credits received.

Six Months Ended June 30, 2008, compared to Six Months Ended June 30, 2007.

Interest and Dividend Income. The Company's interest and dividend income decreased $505 thousand, or 3.9%, to $12.4 million for the six months ended June 30, 2008, from $12.9 million for the six months ended June 30, 2007, with average earning assets increasing $13.6 million, or 3.9%, to $365.0 million for the six months ended June 30, 2008, from $351.4 million for the six months ended June 30, 2007. The increase in interest income resulting from the rise in average earning assets was more than offset by the lower rates earned on loans, federal funds sold, and FHLB of Boston stock in the first six months of 2008 versus 2007. Interest income on loans decreased during the first six months of 2008 versus the 2007 comparison period despite an increase in average loan volume between periods. Average loans approximated $317.5 million at an average yield of 7.26% for the six months ended June 30, 2008, up $8.9 million from $308.6 million at an average yield of 7.84% for the six months ended June 30, 2007. The increase in volume was more than offset by a 58 basis point decrease in yield resulting mostly from the 325 basis point drop in the prime rate from 8.25% in September 2007 to 5.00% in April 2008 where it remains as of the date of this report. Loan demand has risen during 2008 due to lower interest rates, the successful implementation of a call program and the changes in the competitive landscape.

The average balance of investments (including mortgage-backed securities) increased $5.4 million or 21.0%, to $31.3 million for the six months ended June 30, 2008, from $25.9 million for the six months ended June 30, 2007. The average level of interest bearing deposits in banks for the six months ended June 30, 2008 was $9.5 million up $0.9 million or 10.4% from the 2007 average level of $8.6 million, as FDIC insured certificates of deposit in other financial institutions was one of the highest yielding and safest investment options available. The increase in the investment portfolio and interest bearing deposits in banks from the first half of 2007 reflects the slower loan demand of 2007 but that has changed in 2008 and the cash flows from maturing or called instruments are being utilized to fund loans. The average level of federal funds sold and overnight deposits decreased $1.9 million, to $5.0 million at a rate of 2.36% for the six months ended June 30, 2008, from $6.9 million at a rate of 5.18% for the six months ended June 30, 2007, as funds were utilized to support the rising loan demand. Interest income from non-loan instruments increased $60 thousand or 5.9% between periods, with $1.1 million in income for these items for the six months ended June 30, 2008 and $1.0 million for the six months ended June 30, 2007, reflecting the overall increase in yields on investment securities and volume increases on all instruments except federal funds sold.

Interest Expense. The Company's interest expense decreased $332 thousand, or 8.2%, to $3.7 million for the six months ended June 30, 2008, from $4.0 million for the six months ended June 30, 2007. Of this decrease, $628 thousand was a result of the decrease in rates, partially offset by a $296 thousand increase attributable to an increase in volume, primarily related to the rise in borrowed funds to support loan demand.

Interest expense on deposits decreased $527 thousand or 14.4% to $3.1 million for the six months ended, June 30, 2008, from $3.7 million for the six months ended June 30, 2007. Competition for deposits has remained strong with growth in average deposits for the six months ended June 30, 2008 of $1.4 million or 0.5% from the six months ended June 30, 2007. Volume growth has started to improve towards the end of the first half of 2008 as there has been a flight to quality by customers concerned about the stock market declines and bank failures. Average time deposits rose to $125.2 million for the six months ended June 30, 2008, from $121.2 million for the six months ended June 30, 2007, or an increase of $4.0 million or 3.3%. While the majority of these deposits are new funds for the Company, there has been movement of deposits from lower yielding savings accounts to higher paying certificates of deposit within its account base. The average rate paid on time deposits decreased 62 basis points, to 3.77% from 4.39% for the six months ended June 30, 2008 and 2007, respectively. The average balances for money market and savings accounts decreased $4.2 million, or 4.5%, to $90.0 million for the six months ended June 30, 2008, from $94.2 million for the six months ended June 30, 2007 as interest rates on time deposits were higher which appeared to motivate customers to move funds into certificates of deposit and lock in the higher rates, especially given the potential for a steep downward trend in interest rates paid given the drop in the discount rate by the Federal Open Market Committee (FOMC) and the decrease in the prime rate during the first six months of 2008. A $1.6 million or 3.0% increase in NOW accounts brought the average balance up to $53.2 million from $51.6 million between the two years.

Interest expense on borrowed funds increased from $369 thousand for the six months ended June 30, 2007 to $564 thousand for the six months ended, June 30, 2008 as average funds borrowed from the FHLB of Boston increased from $14.9 million to $25.8 million between years, although the average rate paid on borrowed funds declined 58 basis points between periods. The increasing loan demand, the slow growth in deposits on average between the periods ended June 30, 2007 and June 30, 2008, and the opportunity to lock in some low rate long term funding before the long end of the yield curve rose led the Company to increase its reliance on borrowed funds.

Provision for Loan Losses. There was a $140 thousand loan loss provision for the six months ended June 30, 2008 and there was a $45 thousand provision for the six months ended June 30, 2007. The increase in the provision was deemed necessary for the first half of 2008 in light of net charge-offs of $94 thousand for the six months ended June 30, 2008, growth in loans not held for sale of $6.4 million since December 31, 2007, and an increase in past due loans of $4.0 million. These factors were partially offset by the decrease in classified loans. For further details see, FINANCIAL CONDITION -"Allowance for Loan Losses" below.

Noninterest income. The following table sets forth changes from the first half of 2007 to the first half of 2008 for components of noninterest income:

                                                      For The Six Months Ended June 30,
                                                 ------------------------------------------
                                                  2008      2007    $ Variance     % Variance
                                                  ----      ----    ----------     ----------
                                                           (Dollars in thousands)
Trust income                                     $  193    $  167      $ 26            15.6
Service fees                                      1,752     1,650       102             6.2
Net gains on sales of investment securities          16        37       (21)          (56.8)
Net gains on sales of loans held for sale           172        50       122           244.0
Other                                               153       134        19            14.2
                                                 ------    ------      ----
     Total noninterest income                    $2,286    $2,038      $248            12.2
                                                 ======    ======      ====

Trust Income. Trust income has risen for the six months ended June 30, 2008 mainly due to a number of new trust relationships.

Service fees. The increase resulted primarily from a rise in overdraft fees of $22 thousand, or 3.6%; merchant program income increase of $37 thousand, or 18.0%; and the increase in ATM/Debit Card usage fees of $41 thousand, or 11.8%. These increases were partially offset by a decline in foreign exchange fees of $20.6 thousand, or 71.2% as the price of the U.S. dollar continued to decline.

Net gains on sales of loans held for sale. Residential real estate loans of $12.9 million were sold for a net gain of $172 thousand during the six months ended June 30, 2008, versus sales of $9.2 million for a net gain of $50 thousand during the six months ended June 30, 2007.

Noninterest expense. The following table sets forth changes from the first half of 2007 to the first half of 2008 for components of noninterest expense:

                                                      For The Six Months Ended June 30,
                                                 ------------------------------------------
                                                  2008      2007    $ Variance     % Variance
                                                  ----      ----    ----------     ----------
                                                           (Dollars in thousands)
Salaries and wages                               $3,189    $3,127      $ 62             2.0
Pension and employee benefits                     1,374     1,180       194            16.4
Occupancy expense, net                              491       434        57            13.1
Equipment expense                                   609       543        66            12.2
Equity in losses of affordable
     housing investments                            194       133        61            45.9
Other                                             1,897     1,772       125             7.1
                                                 ------    ------      ----
     Total noninterest expense                   $7,754    $7,189      $565             7.9
                                                 ======    ======      ====

Salaries and wages and related expenses. The increase in 2008 over 2007 was due primarily to regular salary activity offset partially by increased efficiency in operations which allowed the Company to grow while reducing a few staff positions. An increase in the accrual for pension plan expense of $24 thousand or 8.8% and a $173 thousand or 36.7% increase in the Company's medical costs for which the Company is self insured up to specific individual and aggregate limits were partially offset by a decrease of $15 thousand or 36.6% in the company's dental insurance costs.

Occupancy expense, net. The $57 thousand or 13.1% increase between periods is due primarily to the increase in snowplowing costs between years due to a winter season of heavy snow and ice, the increase in fuel costs despite the mild winter temperatures, the increase in depreciation and real estate taxes in 2008 as the renovation work on two administrative buildings in Morrisville was completed in 2007, a decrease in rental income, and the increase in rental expense.

Equipment Expense. The increase between years is partially due to the purchase of a Microsoft open license by the Company which allows the Company to increase the number of personal computers on its network and to migrate to future software upgrades, the $23 thousand write-off during the first quarter of 2008 of the undepreciated value of the Company's merchant services equipment which are now being expensed as the value is under the Company's capitalization limit and the write-off during the second quarter of 2008 of $25 thousand for the undepreciated value of the reader/sorter and related equipment and software which are no longer used since the implementation of branch capture imaging hardware and software.

Equity in losses of affordable housing investments. Two new investments in low income housing partnerships were made in late 2007 which increased the amount of equity in the losses of these projects to be recorded in 2008.

Other. The net change between years has many components; the largest being a $34 thousand increase in training and development costs mainly related to the roll out of the new personal computers and related software as well as the new branch imaging system.

Income Tax Expense. The Company has provided for current and deferred federal income taxes for the current and all prior periods presented. The Company's provision for income taxes was $454 thousand for the six months ended June 30, 2008 compared to $913 thousand for the same period in 2007, reflecting the receipt of federal rehabilitation tax credits of $195 thousand available in 2008 resulting from the completion of affordable housing investment partnership projects, the increase in annual low income housing credits due to the new projects and the decrease in taxable net income between periods. The Company's effective tax rate decreased to just 14.9% for the six months ended June 30, 2008, from 25.1% for the same period in 2007, reflecting the federal rehabilitation tax credit and the reduction in taxable net income.

                              FINANCIAL CONDITION

At June 30, 2008 the Company had total consolidated assets of $395.6 million, including gross loans and loans held for sale ("total loans") of $319.5 million, deposits of $320.8 million and stockholders' equity of $41.8 million. The Company's total assets increased $2.2 million or 0.6% to $395.6 million at June 30, 2008, from $393.4 million at December 31, 2007, which was offset in part by a normal seasonal fluctuation for the Company in loans associated primarily with municipal accounts. In particular, the overall increase was partially offset by the payoff of $9.5 million in tax anticipation municipal loans on the last business day of June to comply with Vermont law governing short term municipal finance. As anticipated, municipal loans increased $8.0 million on the first business day of the next quarter, reflecting the seasonal fluctuations in these loans. Net loans and loans held for sale were $315.9 million, or 79.9% of total assets at June 30, 2008, as compared to $314.8 million, or 80.0% of total assets at December 31, 2007.

Cash and cash equivalents, including federal funds sold and overnight deposits, increased $10.5 million, or 78.2%, to $23.9 million at June 30, 2008, from $13.4 million at December 31, 2007. Interest bearing deposits in banks decreased $3.9 million or 32.7% from $11.9 million at December 31, 2007 to $8.0 million at June 30, 2008 as maturities on these instruments were used to fund increasing loan demand. Investment securities available-for-sale decreased from $33.8 million at December 31, 2007, to $27.5 million at June 30, 2008, a $6.3 million, or 18.6%, decrease. The securities available-for-sale and interest bearing deposits in banks decreased from 11.6% of total assets at December 31, 2007 to 9.0% at June 30, 2008, reflecting deployment of available cash resources to fund loan demand.

Deposits decreased $3.2 million, or 1.0%, to $320.8 million at June 30, 2008, from $324.0 million at December 31, 2007, reflecting a pattern of the seasonal variation in dollars on deposit including the redemption of $10.3 million in certificates of deposit on the last day of the second quarter by municipal customers in order to comply with state law to payoff their tax anticipation notes annually. Municipal time deposits increased $9.7 million on July 1, 2008 as the municipalities redeposited funds at the start of their new fiscal year. Noninterest bearing deposits decreased from $56.2 million at December 31, 2007 to $55.2 million at June 30, 2008, a $1.0 million or 1.7% decrease. Interest bearing deposits decreased $2.2 million, or 0.8%, from $267.8 million at December 31, 2007, to $265.6 million at June 30, 2008. (See average balances and rates in the Yields Earned and Rates Paid tables on Page 17 as well as the municipal customer comment above.) Aggressive rate competition from in-market and out-of-market financial institutions makes deposit accounts harder to attract and retain.

Total borrowings increased to $27.9 million at June 30, 2008 from $20.3 million, at December 31, 2007 as the Company took advantage of low rate FHLB of Boston advances available during the first two months of the year to support the growing loan demand at rates much lower and achievable with greater administrative ease than medium term time deposits could be gathered, as well as to specifically match fund a large new loan relationship.

Total stockholders' equity decreased slightly to $41.8 million at June 30, 2008 from $42.1 at December 31, 2007, reflecting net income of $2.6 million for the first half of 2008, less regular cash dividends paid of $2.5 million, the purchase of Treasury stock totaling $281 thousand, and an increase of $113 thousand in accumulated other comprehensive loss. (See Capital Resources section on Page 37)

Loans Held for Sale and Loan Portfolios. The Company's total loans primarily consist of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. As of June 30, 2008, the Company's total loan portfolio was $319.5 million, or 80.8% of assets, up from $318.3 million, or 80.9% of assets as of December 31, 2007, and up from $306.5 million or 81.6% of assets as of June 30, 2007. Total loans (including loans held for sale) have increased $1.2 million since December 31, 2007 in spite of the $9.5 million of municipal loans that paid off on June 30, 2008 in accordance with state law. Eight million in municipal loans were booked on July 1, 2008 as the municipal's fiscal year began. Average net loans (including loans held for sale) were $308.6 million for the first half of 2007 and have increased to $317.5 million for the first half of 2008. The Company sold $12.9 million of loans held for sale during the first half of 2008 resulting in a gain on sale of loans of $172 thousand, compared with loan sales of $9.2 million and related gain on sale of loans of $50 thousand for the first half of 2007. The Company recognizes that competition for good loans is strong, however is able to originate loans to both current and new customers while maintaining credit quality. The Company has seen a pickup in loan demand during the first half of 2008 in part due to lower interest rates which has engendered some refinancing activity, loans generated from the Bank's call program and competitive changes in the Bank's marketplace. The good winter season in both northern Vermont and New Hampshire also encouraged businesses to put some money back into infrastructure and equipment. The only category where loan demand has slowed is in the construction portfolio.

The following table shows information on the composition of the Company's total loan portfolio as of June 30, 2008 and December 31, 2007:

Loan Type                                   June 30, 2008      December 31, 2007
---------                                ------------------   ------------------
                                           Amount   Percent     Amount   Percent
                                           ------   -------     ------   -------
                                                  (Dollars in thousands)
Residential real estate                  $121,192      38.0   $115,303      36.2
Construction real estate                   17,839       5.6     20,190       6.4
Commercial real estate                    142,912      44.7    133,320      41.9
Commercial                                 19,095       6.0     16,537       5.2
Consumer                                    7,197       2.2      7,175       2.3
Municipal loans                             8,753       2.7     15,069       4.7
Term Federal Funds Sold                         -         -      3,000       0.9
Loans Held for Sale                         2,486       0.8      7,711       2.4
                                         --------     -----   --------     -----
    Total loans                           319,474     100.0    318,305     100.0

Deduct:
Allowance for loan losses                  (3,424)              (3,378)
Unearned net loan fees                       (104)                (111)
                                         --------             --------
    Net loans and loans held for sale    $315,946             $314,816
                                         ========             ========

The Company originates and sells some residential mortgages into the secondary market, with most such sales made to the Federal Home Loan Mortgage Corporation (FHLMC/"Freddie Mac") and the Vermont Housing Finance Agency (VHFA). At June 30, 2008, the Company serviced a $213.9 million residential real estate mortgage portfolio, approximately $92.2 million of which was serviced for unaffiliated third parties. Additionally, the Company originates commercial real estate and commercial loans under various SBA, United States Department of Agriculture Rural Development Authority and Vermont Economic Development Authority programs which provide an agency guarantee for a portion of the loan amount. The Company occasionally sells the guaranteed portion of the loan to other financial concerns and will retain servicing rights, which generates fee income. The Company serviced $4.4 million of commercial and commercial real estate loans for unaffiliated third parties as of June 30, 2008. The Company capitalizes servicing rights on these fees and recognizes gains and losses on the sale of the principal portion of these loans as they occur. The unamortized balance of servicing rights on loans sold with servicing retained was $312 thousand at June 30, 2008, with an estimated market value in excess of their carrying value.

In the ordinary course of business, the Company occasionally participates out, on a non-recourse basis, a portion of commercial or real estate loans to other financial institutions for liquidity or credit concentration management purposes. The total of loans participated out as of June 30, 2008 was $15.4 million.

Asset Quality. The Company, like all financial institutions, is exposed to certain credit risks including those related to the value of the collateral that secures its loans and the ability of borrowers to repay their loans. Management closely monitors the Company's loan and investment portfolios, other real estate and other assets owned for potential problems and reports to the Company's and the subsidiary's Boards of Directors at regularly scheduled meetings. Policies set forth portfolio diversification levels to mitigate concentration risk.

The Company's Board of Directors has set forth lending policies (which are periodically reviewed and revised as appropriate) that include conservative individual lending limits for officers, aggregate and advisory board approval levels, Board approval for large credit relationships, a loan review program and other limits or standards deemed necessary and prudent. The Company's loan review department is supervised by an experienced former regulatory examiner and staffed by a Certified Public Accountant as well as other experienced personnel and encompasses a quality control process for loan documentation and underwriting. The Company also maintains a monitoring process to assess the credit quality and degree of risk in the loan portfolio. The Company performs periodic concentration analyses based on various factors such as industries, collateral types, large credit sizes and officer portfolio loads. The Company has established underwriting guidelines to be followed by its officers, exceptions not addressed by the underwriting guidelines are required to be approved by a senior loan officer or the Board of Directors. The Company monitors its delinquency levels for any negative or adverse trends. There can be no assurance, however, that the Company's loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general or local economic conditions.

Restructured loans include the Company's troubled debt restructurings that involved forgiving a portion of interest or principal on any loans, refinancing loans at a rate materially less than the market rate, rescheduling loan payments, or granting other concessions to a borrower due to financial or economic reasons related to the debtor's financial difficulties. Restructured loans do not include qualifying restructured loans that have complied with the terms of their restructure agreement for a satisfactory period of time. There were none of these loans at June 30, 2008 and $184 thousand at December 31, 2007.

Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Management reviews the loan portfolio continuously for evidence of problem loans. Such loans are placed under close supervision with consideration given to placing the loan on nonaccrual status. Loans are designated as nonaccrual when reasonable doubt exists as to the full collection of interest and principal. Normally, when a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of interest and principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

The Company had loans in nonaccrual status totaling $2.8 million, or 0.88% of gross loans at June 30, 2008, $3.3 million, or 1.06%, at December 31, 2007, and $3.0 million, or 0.97%, at June 30, 2007. Certain loans in non-accrual status are covered in part by guarantees of U.S. Government or state agencies. Approximately $276 thousand of the balances in this category were covered by such guarantees at June 30, 2008. The aggregate interest income not recognized on such nonaccrual loans amounted to approximately $469 thousand and $464 thousand as of June 30, 2008 and 2007, respectively and $457 thousand as of December 31, 2007.

The Company had $4.9 million in loans past due 90 days or more and still accruing at June 30, 2008 and $2.3 million at December 31, 2007. Certain loans past due 90 days or more and still accruing interest are covered in part by guarantees of U.S. Government or state agencies. Approximately $1.7 million of the commercial and commercial real estate balances in this category were covered by such guarantees at June 30, 2008. The majority of the increase was in commercial real estate loans with one well secured relationship of $1.9 million comprising the majority of the increase. We are actively working with the borrower to bring the loan back to current status.

At June 30, 2008, and December 31, 2007, respectively, the Company had internally classified certain loans totaling $18 thousand and $21 thousand, respectively. In management's view, such loans represent a higher degree of risk and could become nonperforming loans in the future. While still on a performing status, in accordance with the Company's credit policy, loans are internally classified when a review indicates the existence of any of the following conditions makes the likelihood of collection questionable:

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

The Company has been actively working with customers who may be delinquent or headed for problems due to the downturn in the economy and the slowdown in the residential real estate market. Northern New England did not experience these issues as soon or to the extent of other parts of the country, however the effects have started to be felt. The downturn in the economy, the price of gasoline and heating fuel, and the potential for less tourist traffic are worrisome. To aid customers in reducing their energy costs, the Company has introduced a new GreenLend(TM) Program working with Efficiency Vermont and the United States Department of Agriculture Rural Development Agency to offer low interest rate loans to consumer and commercial customers to purchase, install or upgrade energy efficient systems or vehicles or renewable energy sources.

One of the benefits of being a community financial institution is our employees' and Boards' knowledge of the community and borrowers which allows us to be proactive in working closely with our loan customers. The Company's delinquency rates have historically run higher than similar institutions while losses have been lower. The Company did not target sub-prime borrowers and has not experienced an elevated delinquency in this area.

On occasion real estate properties are acquired through or in lieu of loan foreclosure. These properties are to be sold and are initially recorded at the lesser of the recorded loan or fair value at the date of the Company's acquisition of the property, with fair value based on an appraisal for more significant properties and on management's estimate for minor properties. The Company had two residential real estate properties totaling $280 thousand and four commercial real estate properties totaling $517 thousand classified as OREO at June 30, 2008, compared to a total of two properties composed of $10 thousand of residential real estate and $216 thousand of commercial real estate property at December 31, 2007. There was an allowance for losses on other real estate owned of $11 thousand at June 30, 2008 and $25 thousand at December 31, 2007 which have been netted out of the values above. The other real estate owned was included in Other Assets on the Consolidated Balance Sheet at both time periods.

The Company has scheduled auctions for various OREO properties over the next few months. Due to an apparent softening in the real estate market the potential to recover all principal and related costs for the auctions is uncertain.

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

For the quarter ended June 30, 2008, the methodology used to determine the provision for loan losses was unchanged from the prior quarter or year. The Company's loan portfolio balance not held for sale increased from December 31, 2007 despite the maturity of $3.0 million in Term Fed Funds during the first quarter, the payoff of $9.5 million in municipal loans on June 30, 2008 and a decrease of $2.4 million in construction real estate loans. All other types of loans grew between periods, see chart on page 26 for further details.

As a result of the combined changes in volumes and the net charge-offs for the second quarter of $67 thousand, the Company designated a $90 thousand loan loss provision for the quarter ended June 30, 2008 which left the allowance for loan losses at $3.4 million at June 30, 2008 up $46 thousand from December 31, 2007. The $79 thousand in charge-offs for the quarter included $19 thousand due to credit card fraud, one commercial real estate relationship which has since been paid off, one residential property loan which has been moved to other real estate owned and seven small consumer loan chargeoffs. There were no material changes in the lending programs or terms during the quarter.

The following table reflects activity in the allowance for loan losses for the three and six months ended June 30, 2008 and 2007:

                                             Three Months Ended           Six Months Ended
                                                  June 30,                    June 30,
                                            --------------------        --------------------
                                             2008          2007          2008          2007
                                            ------        ------        ------        ------
                                                         (Dollars in thousands)
Balance at beginning of period              $3,401        $3,342        $3,378        $3,338
Charge-offs
  Real Estate                                   50          --              50            30
  Commercial                                  --            --              39          --
  Consumer and other                            29            26            35            54
                                            ------        ------        ------        ------
    Total charge-offs                           79            26           124            84
                                            ------        ------        ------        ------
Recoveries
  Real Estate                                    1             1             2             8
  Commercial                                     2             1             4             2
  Consumer and other                             9             8            24            17
                                            ------        ------        ------        ------
    Total recoveries                            12            10            30            27
                                            ------        ------        ------        ------
Net charge-offs                                (67)          (16)          (94)          (57)
                                            ------        ------        ------        ------
Provision for loan losses                       90          --             140            45
                                            ------        ------        ------        ------
Balance at end of period                    $3,424        $3,326        $3,424        $3,326
                                            ======        ======        ======        ======

The following table shows the internal breakdown of the Company's allowance for loan losses by category of loan (net of loans held for sale) and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

                                          June 30, 2008      December 31, 2007
                                        -----------------    -----------------
                                        Amount    Percent    Amount    Percent
                                        ------    -------    ------    -------
                                                (Dollars in thousands)
Real Estate
  Residential                           $  821       38.4    $  710       35.7
  Commercial                             1,997       44.9     2,011       42.9
  Construction                             178        5.6       202        6.5
Other Loans
  Commercial                               301        6.0       277        5.3
  Consumer installment                     112        2.3       112        2.3
  Municipal, Other and Unallocated          15        2.8        66        7.3
                                        ------      -----    ------      -----
    Total                               $3,424      100.0    $3,378      100.0
                                        ======      =====    ======      =====
Ratio of net charge offs to average
 loans not held for sale(1)                          0.06%                0.07%
Ratio of allowance for
 loan losses to loans not held
 for sale                                            1.08%                1.09%
Ratio of allowance for loan losses
 to nonperforming loans (2)                         44.34%               60.47%

---------------
(1)   Annualized
(2) Non-performing loans include loans in non-accrual status and loans past due 90 days or more and still accruing.

Notwithstanding the categories shown in the table above, all funds in the allowance for loan losses are available to absorb loan losses in the portfolio, regardless of loan category.

Management of the Company believes, in their best estimate, that the allowance for loan losses at June 30, 2008, is adequate to cover probable credit losses inherent in the Company's loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods, which could be greater than the size of the allowance for loan losses at June 30, 2008. See CRITICAL ACCOUNTING POLICIES. While the Company recognizes that an economic slowdown may adversely impact its borrowers' financial performance and ultimately their ability to repay their loans, management continues to be cautiously optimistic about the collectability of the Company's loan portfolio.

Investment Activities. At June 30, 2008, the reported value of investment securities available-for-sale was $27.5 million or 6.9% of assets. The amount in investment securities available-for-sale decreased slightly from $33.8 million, or 8.6% of assets at December 31, 2007.

The Company had no securities classified as held-to-maturity or trading. The reported value of investment securities available-for-sale at June 30, 2008 reflects net unrealized losses of $189 thousand compared to a net unrealized loss of $1 thousand as of December 31, 2007. The offset of the unrealized losses, net of income tax effect, was a $124 thousand loss reflected in the Company's accumulated other comprehensive income (loss) component of stockholders' equity at June 30, 2008.

At June 30, 2008, eight securities with a fair value of $1.6 million or 5.8% of the portfolio have been in an unrealized loss position for more than twelve months totaling $59 thousand. These unrealized losses consisted of declines in value of a corporate bond, that has a merger with a stronger organization pending, and seven collateralized mortgage obligation bonds that have declined in value due to the current economic and interest rate environment. As of June 30, 2008, based on our evaluation, management concluded that these were not other than temporarily impaired. The Company has the ability to hold all of these securities, classified as available-for-sale, for the foreseeable future.

At December 31, 2007, the Company had twenty-nine debt securities with a fair value of $8.8 million, or 26.0% of the investment portfolio, which have been in an unrealized loss position for more than 12 months. The unrealized losses on these securities amounted to $166 thousand as of December 31, 2007.

Deposits. The following table shows information concerning the Company's average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the periods ended June 30, 2008, and December 31, 2007:

                                    Six Months Ended June 30, 2008      Year Ended December 31, 2007
                                   --------------------------------    -------------------------------
                                               Percent                             Percent
                                   Average     of Total     Average     Average    of Total    Average
                                   Amount      Deposits       Rate       Amount    Deposits      Rate
                                   -------     --------     -------     -------    --------    -------
                                                         (Dollars in thousands)
Non-time deposits:
  Noninterest bearing deposits    $ 50,210        15.8       --        $ 49,727       15.5      --
  NOW accounts                      53,168        16.7       0.61%       55,046       17.2      0.85%
  Money Market accounts             50,380        15.8       2.16%       51,470       16.0      2.65%
  Savings accounts                  39,641        12.4       0.50%       41,377       12.9      0.60%
                                  --------       -----       ----      --------      -----      ----
Total non-time deposits            193,399        60.7       0.83%      197,620       61.6      1.05%
Time deposits:
  Less than $100,000                80,584        25.3       3.52%       78,237       24.4      4.07%
  $100,000 and over                 44,660        14.0       4.24%       45,138       14.0      4.87%
                                  --------       -----       ----      --------      -----      ----
Total time deposits                125,244        39.3       3.77%      123,375       38.4      4.37%
                                  --------       -----       ----      --------      -----      ----
Total deposits                    $318,643       100.0       1.99%     $320,995      100.0      2.33%
                                  ========       =====       ====      ========      =====      ====

The Company continues to see some erosion of nontime interest bearing deposits but is seeing offsetting growth in time deposits.

As a participant in the Certificate of Deposit Account Registry Service (CDARS) of Promontory Interfinancial Network, LLC, there were $8.5 million of time deposits $100,000 or less on the balance sheet at June 30, 2008 which are considered to be "brokered" deposits. The deposits are matched dollar for dollar with Union's customer deposits which have been placed in other financial institutions in order to provide those customers with full FDIC insurance coverage.

The following table sets forth information regarding the Company's time deposits in amounts of $100,000 and over at June 30, 2008 and December 31, 2007 that mature during the periods indicated:

                                            June 30, 2008    December 31, 2007
                                            -------------    -----------------
                                                  (Dollars in thousands)

      Within 3 months                           $15,474            $15,443
      3 to 6 months                               9,090             16,706
      6 to 12 months                             10,099             11,859
      Over 12 months                              3,247              2,135
                                                  -----              -----
                                                $37,910            $46,143
                                                =======            =======

Certificates of deposit held by the majority of municipal and school district customers matured and were redeemed on June 30, 2008 which is a normal seasonal occurrence within the State of Vermont.

Borrowings. Borrowings from the FHLB of Boston were $27.9 million at June 30, 2008, at a weighted average rate of 4.31%, and $20.3 million at December 31, 2007, at a weighted average rate of 4.83%. Borrowings were up at June 30, 2008 as the Company took advantage of some medium term, low-rate advances to fund increasing loan demand at lower interest rates and easier generation than time deposits could be gathered, as well as to match fund a large new loan relationship.

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

Members of ALCO meet at least weekly to set loan and deposit rates, make investment decisions, monitor liquidity and evaluate the loan demand pipeline. Deposit runoff is monitored daily and loan prepayments evaluated monthly. The Company historically has maintained a substantial portion of its loan portfolio on a variable-rate basis and plans to continue this Asset/Liability Management
(ALM) strategy in the future. Portions of the variable-rate loan portfolio have interest rate floors and caps which are taken into account by the Company's ALM modeling software to predict interest rate sensitivity, including prepayment risk. As of June 30, 2008, the investment portfolio is all classified as available-for-sale and the modified duration was relatively short. The Company does not utilize any derivative products or invest in any "high risk" instruments.

The Company's interest rate sensitivity analysis (simulation) as of December 2007 for a 200 basis point declining rate environment (Prime at December 31, 2007 was 7.25% and had dropped to 5.00% by June 30, 2008) projected the following for the six months ended June 30, 2008, compared to the actual results:

                                              June 30, 2008
                                 -------------------------------------
                                                            Percentage
                                 Projected     Actual       Difference
                                 ---------     ------       ----------
                                         (Dollars in thousands)
Net Interest Income                $ 8,234     $8,658             5.1%
Net Income                         $ 2,139     $2,596            21.4%
Return on Assets                     1.12%      1.32%            17.9%
Return on Equity                    10.40%     12.32%            18.5%

Actual net income is higher than projected mainly due to the higher actual net interest income than projected as interest rates did not drop on January 1st as an immediate shock would imply but the prime rate dropped 75 basis points to 6.5% on January 22, 2008, another 50 basis points to 6.0% on January 30, 2008, a third drop of 75 basis points on March 18, 2008 to 5.25% and a fourth 25 basis point prime rate drop on April 30, 2008 to bring the Prime Rate down to 5.00%. Also, contributing to higher than expected net income was the gain on sale of loans projected at $84 thousand and actual gain for the six months ending June 30, 2008 was $172 thousand. In addition, the federal rehabilitation tax credit received in the first half of 2008 for $195 thousand from late 2007 investments in affordable housing partnerships which were not projected in the simulation.

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

The Company generally requires collateral or other security to support financial instruments with credit risk. As of June 30, 2008 and December 31, 2007, the contract or notional amount of financial instruments that represent credit risk was as follows:

                                              June 30, 2008   December 31, 2007
                                              -------------   -----------------
                                                  (Dollars in thousands)
Commitments to originate loans                  $12,353           $ 7,084
Unused lines of credit                           30,964            35,784
Standby letters of credit                         1,510             1,248
Credit card arrangements                          1,681             1,633
Equity investment commitment to housing
 limited partnership                                214               214
FHLB of Boston MPF credit enhancement
 obligation, net                                     29                 -
                                                -------           -------
     Total                                      $46,751           $45,963
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

The Company has various financial obligations, including contractual obligations that may require further cash payments. The Company's significant fixed and determinable contractual obligations to third parties at June 30, 2008, and December 31, 2007, were as follows:

                                             June 30, 2008     December 31, 2007
                                             -------------     -----------------
                                                   (Dollars in thousands)
Operating lease commitments                     $    366            $    309
Maturities on borrowed funds                      27,855              20,328
Deposits without stated maturity (1)             201,902             198,083
Certificates of deposit (1)                      118,864             125,878
Pension plan contributions (2)                       540                 600
Deferred compensation payouts (3)                    391                 470
Equity in housing limited partnerships               267               1,610
Real estate and construction contracts (4)           270                 288
                                                --------            --------
    Total                                       $350,455            $347,566
                                                ========            ========

--------------
(1) While Union has a contractual obligation to depositors should they wish to withdraw all or some of the funds on deposit, management believes, based on historical analysis, that the majority of these deposits will remain on deposit for the foreseeable future. The amounts exclude payable interest accrued.
(2) Funding requirements for pension benefits after 2008 are excluded due to the significant variability in the assumptions required to project the amount and timing of future cash contributions.
(3) The Company owns life insurance on the lives of the payees, in an amount sufficient to reimburse the Company for the deferred compensation payments should the Company desire to utilize the death benefit proceeds for that purpose. The policies have a current cash surrender value of $2.1 million which is reflected in the balance sheet under Other Assets.
(4)   Contract to construct a new branch site in St. Albans, Vermont.

The Company's subsidiary bank is required (as are all banks) to maintain vault cash or a noninterest bearing reserve balance as established by Federal Reserve regulations. The Bank's average total reserve for the 14 day maintenance period including June 30, 2008 was $352 thousand and for December 31, 2007 was $387 thousand, both of which were satisfied by vault cash. The Company has also committed to maintain a noninterest bearing contracted clearing balance of $1.0 million at June 30, 2008 with the Federal Reserve Bank of Boston.

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

The following table shows the Company's rate sensitivity analysis as of June 30, 2008:

                                                                              Cumulative repriced within
                                                      -------------------------------------------------------------------------
                                                      3 Months     4 to 12      1 to 3       3 to 5       Over 5
                                                       or Less      Months       Years        Years        Years         Total
                                                      --------     -------      ------       ------       ------         -----
                                                                      (Dollars in thousands, by repricing date)
Interest sensitive assets:
  Federal funds sold and overnight deposits           $ 11,778     $     -     $     -      $      -     $      -      $ 11,778
  Interest bearing deposits in banks                     2,370       1,781       1,963         1,872            -         7,986
  Investment securities available-for-sale (1)(3)        1,128       2,889       7,902         5,215       10,276        27,410
  FHLB Stock                                                 -           -           -             -        1,922         1,922
  Loans and loans held for sale (2)(3)                  89,089      49,104      68,612        60,647       51,918       319,370
                                                      --------     -------     -------      --------     --------      --------
    Total interest sensitive assets                   $104,365     $53,774     $78,477      $ 67,734     $ 64,116      $368,466
                                                      ========     =======     =======      ========     ========      ========

Interest sensitive liabilities:
  Time deposits                                       $ 42,871     $58,799     $15,418      $  1,777     $      -      $118,865
  Money markets                                          5,951           -           -             -       45,666        51,617
  Regular savings                                        3,088           -           -             -       37,662        40,750
  NOW accounts                                          13,204           -           -             -       41,127        54,331
  Borrowed funds                                           219         672       1,901         9,002       16,061        27,855
                                                      --------     -------     -------      --------     --------      --------
    Total interest sensitive liabilities              $ 65,333     $59,471     $17,319      $ 10,779     $140,516      $293,418
                                                      ========     =======     =======      ========     ========      ========

Net interest rate sensitivity gap                     $ 39,032     $(5,697)    $61,158      $ 56,955     $(76,400)     $ 75,048
Cumulative net interest rate sensitivity gap          $ 39,032     $33,335     $94,493      $151,448     $ 75,048
Cumulative net interest rate sensitivity gap
 as a percentage of total assets                          9.9%        8.4%       23.9%         38.3%        19.0%
Cumulative net interest rate sensitivity gap
 as a percentage of total Interest
 sensitive assets                                        10.6%        9.0%       25.6%         41.1%        20.4%
Cumulative net interest rate sensitivity gap
 as a percentage of total Interest sensitive
 liabilities                                             13.3%       11.4%       32.2%         51.6%        25.6%

(1) Investment securities available-for-sale exclude marketable equity securities with a fair value of $13 thousand and mutual funds with a value of $40 thousand that may be sold by the Company at any time.

(2)   Balances shown net of unearned income of $104 thousand.

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

The following chart reflects the cumulative results of the Company's latest simulation analysis for the next twelve months on net interest income, net income, return on assets, return on equity and net fair value ratio. Shocks are intended to capture interest rate risk under extreme conditions by immediately shifting to the new level. The projection utilizes a proportional rate shock, of up and down 300 basis points from the June 30, 2008 prime rate of 5.00%, this is the highest and lowest internal slopes monitored. This slope range was determined to be the most relevant during this economic cycle.

                                    INTEREST RATE SENSITIVITY ANALYSIS MATRIX
                                             (Dollars in thousands)

                                                                              Return on    Return on   Net Fair
    12 Months         Prime      Net Interest        Change        Net          Assets       Equity      Value
     Ending           Rate          Income             %          Income          %             %        Ratio

    June-09           8.00%         $20,037            9.7        $6,600         1.66         15.86       8.99%
                      5.00%         $18,265           0.00        $5,342         1.31         12.77      10.55%
                      2.00%         $15,448         (15.4)        $3,366         0.75          7.58      12.06%

The resulting projected cumulative effect of these estimates on net interest income and the net fair value ratio for the twelve month period ending June 30, 2009, are within approved ALCO guidelines for interest rate risk but the return on assets and equity in a down 300 basis point shock scenario are lower than Board guidelines. The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk under different rate scenarios.

Liquidity. Managing liquidity risk is essential to maintaining both depositor confidence and stability in earnings. Liquidity is a measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to fund deposit withdrawals, repay borrowings, fund investment and lending activities, and for other general business purposes. The Company's principal sources of funds are deposits, amortization and prepayment of loans and securities, maturities of investment securities and other short-term investments, sales of securities and loans available-for-sale, earnings and funds provided from operations. Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities, reduces the Company's exposure to rollover risk on deposits and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments, draws on unused lines of credit and requests for new loans. The Company's strategy is to fund assets, to the maximum extent possible, with core deposits that provide a sizable source of relatively stable and low-cost funds. For the quarter ended, June 30, 2008, the Company's ratio of average loans to average deposits was 99.7% compared to the prior year of 98.7%.

In addition, as Union Bank is a member of the FHLB of Boston, it had access to unused lines of credit up to $3.5 million at June 30, 2008 over and above the $27.9 million term advances already drawn on the lines, based on FHLB of Boston estimate as of that date; with the purchase of required FHLB of Boston capital stock that amount would rise to $21.4 million. This line of credit could be used for either short or long term liquidity or other needs. In addition to its borrowing arrangements with the FHLB of Boston, Union Bank maintains a $7.5 million pre-approved Federal Funds line of credit with an upstream correspondent bank and a small repurchase agreement line with a selected brokerage house. There were no balances outstanding on either line at June 30, 2008. Union is a member of the Certificate of Deposit Account Registry Service ("CDARS") of Promontory Interfinancial Network which allows Union to provide higher FDIC deposit insurance to customers by exchanging deposits with other members and allows Union to purchase deposits from other members as another source of funding. There were no purchased deposits at either June 30, 2008 or December 31, 2007, although Union had exchanged $8.5 million and $6.6 million of deposits, respectively, with other CDARS members at those dates.

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

The Company's management monitors current and projected cash flows and adjusts positions as necessary to maintain adequate levels of liquidity. Although approximately 84.9% of the Company's time deposits will mature within twelve months, management believes, based upon past experience, (percentage of time deposits to mature within twelve months has ranged from 72.3% to 87.8% over the preceding eight years) the relationships developed with local municipalities, and the variety of deposit products, that Union Bank will retain a substantial portion of these deposits. Management will continue to offer a competitive but prudent pricing strategy to facilitate retention of such deposits. The inverted yield curve for the last year, the proliferation of certificate of deposit specials and the general economic uncertainty have contributed to the shortening of the maturities in time deposits. A reduction in total deposits could be offset by purchases of federal funds, purchases of deposits, short-or-long-term FHLB borrowings, utilization of the repurchase agreement line, or liquidation of investment securities, purchased brokerage certificates of deposit or loans held for sale. Such steps could result in an increase in the Company's cost of funds or a decrease in the yield earned on assets and therefore adversely impact the net interest spread and margin. Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. However, any projections of future cash needs and flows are subject to substantial uncertainty. Management continually evaluates opportunities to buy/sell securities and loans available-for-sale, obtain credit facilities from lenders, or restructure debt for strategic reasons or to further strengthen the Company's financial position.

Capital Resources. Capital management is designed to maintain an optimum level of capital in a cost-effective structure that meets target regulatory ratios; supports management's internal assessment of economic capital; funds the Company's business strategies; and builds long-term stockholder value. Dividends are generally increased in line with long-term trends in earnings per share growth and conservative earnings projections, while sufficient profits are retained to support anticipated business growth, fund strategic investments and provide continued support for deposits. However, for the three months ended June 30, 2008, dividends per share exceeded earnings per share resulting in a dividend payout ratio of 103.70% compared to 96.55% for the six months ended June 30, 2008. The Company and its subsidiary are considered well capitalized under the capital adequacy requirements to which they are subject even with these payout ratios. It is expected future earnings will improve and the past quarter reflected a number of onetime unusual items.

The total dollar value of the Company's stockholders' equity at June 30, 2008 was $41.8 down $300 thousand from December 31, 2007 at $42.1 million, reflecting net income of $2.6 million for the first six months of 2008, less cash dividends paid of $2.5 million, the purchase of 14,147 shares of Treasury stock totaling $281 thousand, and an increase of $113 thousand in accumulated other comprehensive loss.

Union Bankshares, Inc. has 7,500,000 shares of $2.00 par value common stock authorized. As of June 30, 2008, the Company had 4,921,786 shares issued, of which 4,488,822 were outstanding and 432,964 were held in Treasury.

The Board of Directors has authorized the repurchase of up to 100,000 shares of common stock, or approximately 2.2% of the Company's outstanding shares at the authorization date, for an aggregate repurchase cost not to exceed $2.15 million. Shares can be repurchased in the open market or in negotiated transactions. The repurchase program is open for an unspecified period of time and as such was reauthorized by the Board of Directors at their March 19, 2008 meeting. As of June 30, 2008 the Company had repurchased 14,147 shares under this program, for a total cost of $281 thousand during the first half of 2008, and 82,902 shares at a total cost of $1.7 million since the inception of the program in November, 2005.

As of June 30, 2008, there were outstanding employee incentive stock options with respect to shares of the Company's common stock, granted pursuant to Union Bankshares' 1998 Incentive Stock Option Plan. As of such date, 12,750 options were currently exercisable; however none of those options were "in the money". Of the 75,000 shares authorized for issuance under the 1998 Plan, 42,200 shares that had been available for future option grants were taken out of reserve when the 1998 Plan expired in May 2008. A new plan called the 2008 Incentive Stock Option Plan of Union Bankshares, Inc. and Subsidiary was approved by the shareholders at the 2008 annual meeting. The stock to be issued upon exercise of options granted under this Plan consists of authorized but unissued shares of the Common Stock and/or shares held in treasury. Subject to standard anti-dilution adjustments the aggregate number of shares of Common Stock that may be delivered upon exercise of all options granted under the Plan may not exceed fifty thousand (50,000) shares. The Corporation will at all times reserve and keep available such number of shares of Common Stock as shall be sufficient to satisfy the requirements of the Plan. During the second quarter of 2008, no incentive stock options were granted or exercised pursuant to either the 2008 or the 1998 plan.

Union Bankshares, Inc. and Union Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Management believes, as of June 30, 2008, that both companies meet all capital adequacy requirements to which they are subject. As of June 30, 2008, the most recent calculation categorizes Union Bank as well capitalized under the regulatory framework for prompt corrective action. The prompt corrective action capital category framework applies to FDIC insured depository institutions such as Union but does not apply directly to bank holding companies such as the Company. To be categorized as well capitalized, Union Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since June 30, 2008, that management believes have changed either company's category.

Union Bank's and the Company's actual capital amounts and ratios as of June 30, 2008, are presented in the following table:

                                                                                            Minimums
                                                                                           To Be Well
                                                                      Minimums         Capitalized Under
                                                                     For Capital       Prompt Corrective
                                                 Actual             Requirements       Action Provisions
                                           -----------------      ----------------     ------------------
                                           Amount     Ratio       Amount     Ratio      Amount      Ratio
                                           ------     -----       ------     -----      ------      -----
                                                                (Dollars in thousands)
Total capital to risk weighted assets
  Union Bank                               $45,875     16.5%      $22,242     8.0%      $27,803     10.0%
  Company                                  $46,129     16.6%      $22,298     8.0%          N/A       N/A
Tier I capital to risk weighted assets
  Union Bank                               $42,451     15.3%      $11,120     4.0%      $16,680      6.0%
  Company                                  $42,696     15.3%      $11,148     4.0%          N/A       N/A
Tier I capital to average assets
  Union Bank                               $42,451     10.8%      $15,796     4.0%      $19,745      5.0%
  Company                                  $42,696     10.8%      $15,828     4.0%          N/A       N/A

Regulatory Matters. The Company and Union are subject to periodic examinations by the various regulatory agencies. These examinations include, but are not limited to, procedures designed to review lending practices, risk management, credit quality, liquidity, compliance and capital adequacy. During 2008, the Vermont State Department of Banking performed an examination of Union Bank pursuant to their regular, periodic regulatory reviews. No comments were received from these various bodies that would have a material adverse effect on the Company's liquidity, financial position, capital resources, or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information called for by this item is incorporated by reference in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "OTHER FINANCIAL CONSIDERATIONS" on pages 32 through 36 in this Form 10-Q.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company's chief executive officer and chief financial officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2008. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.

Management's Report on Internal Control Over Financial Reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, the Company's management concluded that, as of June 30, 2008, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

                                          ISSUER PURCHASES OF EQUITY SECURITIES
                                          -------------------------------------
                                                                                                    Maximum Number of
                                                                                                  Shares that May Yet Be
                                                           Total Numbers of Shares Purchased         Purchased Under
                  Total Number of      Average Price      as Part of Publicly Announced Plans          the Plans or
    Period        Shares Purchased     Paid per Share               or Programs (1)                      Programs
--------------    ----------------     --------------     -----------------------------------     ----------------------


April 2008               700               $19.96                         700                            30,545
May 2008               1,761               $19.58                       1,761                            28,784
June 2008                800               $20.89                         800                            27,984

(1)   Since November 18, 2005, the Company has maintained an informal stock repurchase program pursuant to which the
      Company may repurchase up to $2.15 million or 100,000 shares of common stock, or approximately 2.2% of the
      Company's outstanding shares as of the authorization date. Shares can be repurchased in the open market or in negotiated transactions. The repurchase program is open for an unspecified period of time and as such was reauthorized by the Board of Directors at their March 19, 2008 meeting. As of June 30, 2008 the Company had repurchased 14,147 shares under this program for a total cost of $281 thousand during 2008. Since inception of the program, the Company has repurchased 82,902 shares at a total cost of $1.7 million.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting of shareholders on May 21, 2008. Of 4,492,083 shares outstanding on the record date of the meeting (March 31, 2008) and entitled to vote, 3,468,164 shares were represented in person or by proxy. Two matters were voted on by the shareholders at the meeting; one was to fix the number of directors at nine and to elect the following individuals as directors for the ensuing year:

                               Votes        Votes        Votes        Broker
    Nominees                    For       Withheld     Abstained    Non-votes

    Cynthia D. Borck         3,431,226         36,938      0            -
    Steven J. Bourgeois      3,451,746         16,418      0            -
    Kenneth D. Gibbons       3,427,991         40,173      0            -
    Franklin G. Hovey, II    3,448,710         19,454      0            -
    Richard C. Marron        3,451,718         16,446      0            -
    Robert P. Rollins        3,443,721         24,443      0            -
    Richard C. Sargent       3,427,799         43,365      0            -
    John H. Steel            3,451,746         16,418      0            -
    Schuyler W. Sweet        3,451,723         16,441      0            -

The second was to approve the 2008 Incentive Stock Option Plan of Union Bankshares, Inc. and subsidiary which was intended to replace the Company's 1998 Incentive Stock Option Plan, which expired at the annual meeting. There were 2,665,958 votes for, 147,927 votes against, 84,127 votes abstained and 570,152 broker nonvotes. The number of votes in favor was sufficient to approve the Plan.

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

August 14, 2008                  Union Bankshares, Inc.

                                 /s/ Kenneth D. Gibbons
                                 -------------------------------------
                                 Kenneth D. Gibbons
                                 Director, President and
                                 Chief Executive Officer

                                 /s/ Marsha A. Mongeon
                                 -------------------------------------
August 1, 2008                   Marsha A. Mongeon
                                 Chief Financial Officer and Treasurer
                                 (Principal Financial Officer)


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