Form 10-Q
period 2008-09-30
UNION BANKSHARES INC
filed 2008-11-14
CIK 706863

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
               For the quarterly period ended: September 30, 2008

                       Commission file number: 001-15985

                             UNION BANKSHARES, INC.

                        VERMONT               03-0283552

                                  P.O. BOX 667
                                  MAIN STREET
                             MORRISVILLE, VT 05661

                  Registrant's telephone number: 802-888-6600

Former name, former address and former fiscal year, if changed since last report: Not applicable

Securities registered pursuant to section 12(b) of the Act:

          Common Stock, $2.00 par value       Nasdaq Stock Market
          -----------------------------       -------------------
                 (Title of class)            (Exchanges registered on)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 2008:

      Common Stock, $2 par value                          4,483,641 shares

                             UNION BANKSHARES, INC.
                               TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements.
Unaudited Consolidated Financial Statements Union Bankshares,
 Inc. and Subsidiary
  Consolidated Balance Sheets                                                 3
  Consolidated Statements of Income                                           4
  Consolidated Statement of Changes in Stockholders' Equity                   5
  Consolidated Statements of Cash Flows                                       6
Notes to Unaudited Consolidated Financial Statements                          8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                          11
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.         41
Item 4T. Controls and Procedures.                                            41

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.                                                  42
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.        42
Item 6.  Exhibits.                                                           42

Signatures                                                                   43

Part l Financial Information

Item 1.  Financial Statements

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                    September 30,   December 31,
                                                         2008           2007
                                                         ----           ----
                                                     (Unaudited)
Assets                                                 (Dollars in thousands)
  Cash and due from banks                              $ 15,789       $ 12,815
  Federal funds sold and overnight deposits               3,637            614
                                                       --------       --------
    Cash and cash equivalents                            19,426         13,429

  Interest bearing deposits in banks                     14,949         11,868
  Investment securities available-for-sale               27,417         33,822
  Loans held for sale                                     1,818          7,711

  Loans                                                 341,572        310,594
    Allowance for loan losses                            (3,440)        (3,378)
    Unearned net loan fees                                  (97)          (111)
                                                       --------       --------
      Net loans                                         338,035        307,105

  Accrued interest receivable                             1,769          2,077
  Premises and equipment, net                             7,391          6,462
  Other assets                                           12,263         10,887
                                                       --------       --------

      Total assets                                     $423,068       $393,361
                                                       ========       ========

Liabilities and Stockholders' Equity

Liabilities
  Deposits
    Noninterest bearing                                $ 56,181       $ 56,155
    Interest bearing                                    292,439        267,806
                                                       --------       --------
      Total deposits                                    348,620        323,961
  Borrowed funds                                         27,640         20,328
  Accrued interest and other liabilities                  5,625          6,998
                                                       --------       --------
      Total liabilities                                 381,885        351,287
                                                       --------       --------

Commitments and Contingencies

Stockholders' Equity
  Common stock, $2.00 par value; 7,500,000 shares
   authorized at 9/30/08 and 12/31/07; 4,921,786
   shares issued at 9/30/08 and 12/31/07                  9,844          9,844
  Paid-in capital                                           207            202
  Retained earnings                                      35,778         35,791
  Treasury stock at cost; 438,145 shares at
   9/30/08 and 418,817 shares at 12/31/07                (3,326)        (2,939)
  Accumulated other comprehensive loss                   (1,320)          (824)
                                                       --------       --------
      Total stockholders' equity                         41,183         42,074
                                                       --------       --------

      Total liabilities and stockholders' equity       $423,068       $393,361
                                                       ========       ========

 See accompanying notes to unaudited interim consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                     Three Months Ended         Nine Months Ended
                                                                        September 30,             September 30,
                                                                      2008         2007         2008         2007
                                                                      ----         ----         ----         ----
                                                                     (Dollars in thousands except Per Share Data)
Interest income
  Interest and fees on loans                                       $   5,718    $   6,115    $  16,997    $  17,959
  Interest on debt securities
    Taxable                                                              244          275          830          766
    Tax exempt                                                            77           59          242          155
  Dividends                                                               15           25           54           82
  Interest on federal funds sold and overnight deposits                   46          132          105          312
  Interest on interest bearing deposits in banks                         104          128          335          324
                                                                   ---------    ---------    ---------    ---------
    Total interest income                                              6,204        6,734       18,563       19,598
                                                                   ---------    ---------    ---------    ---------
Interest expense
  Interest on deposits                                                 1,486        1,941        4,623        5,606
  Interest on borrowed funds                                             304          182          868          551
                                                                   ---------    ---------    ---------    ---------
    Total interest expense                                             1,790        2,123        5,491        6,157
                                                                   ---------    ---------    ---------    ---------

  Net interest income                                                  4,414        4,611       13,072       13,441

Provision for loan losses                                                 45          190          185          235
                                                                   ---------    ---------    ---------    ---------
  Net interest income after provision for loan losses                  4,369        4,421       12,887       13,206
                                                                   ---------    ---------    ---------    ---------

Noninterest income
  Trust income                                                            94           94          287          261
  Service fees                                                           885          866        2,637        2,516
  Net gain on sales of investment securities available-for-sale            -           30           16           67
  Write-down of impaired investment securities available-for-sale       (512)           -        (512)            -
  Net gain on sales of loans held for sale                                74           48          246           98
  Other income                                                           297           45          450          211
                                                                   ---------    ---------    ---------    ---------
    Total noninterest income                                             838        1,083        3,124        3,153
                                                                   ---------    ---------    ---------    ---------

Noninterest expense
  Salaries and wages                                                   1,636        1,565        4,825        4,692
  Pension and employee benefits                                          481          541        1,855        1,721
  Occupancy expense, net                                                 214          186          705          620
  Equipment expense                                                      287          278          896          821
  Other expenses                                                       1,226        1,004        3,317        2,941
                                                                   ---------    ---------    ---------    ---------
    Total noninterest expense                                          3,844        3,574       11,598       10,795
                                                                   ---------    ---------    ---------    ---------

  Income before provision for income taxes                             1,363        1,930        4,413        5,564

Provision for income taxes                                               198          508          652        1,421
                                                                   ---------    ---------    ---------    ---------

  Net income                                                       $   1,165    $   1,422    $   3,761    $   4,143
                                                                   =========    =========    =========    =========

Earnings per common share                                          $    0.26    $    0.32    $    0.84    $    0.92
                                                                   =========    =========    =========    =========

Weighted average number of common
 shares outstanding                                                4,487,803    4,518,204    4,491,998    4,526,243
                                                                   =========    =========    =========    =========

Dividends per common share                                         $    0.28    $    0.28    $    0.84    $    0.84
                                                                   =========    =========    =========    =========

See accompanying notes to unaudited interim consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

                                        Common Stock
                                     -------------------                                        Accumulated
                                      Shares,                                                      other            Total
                                      net of                Paid-in    Retained    Treasury    comprehensive    stockholders'
                                     Treasury     Amount    capital    earnings     stock          loss            equity
                                     --------     ------    -------    --------    --------    -------------    -------------
                                                                      (Dollars in thousands)
Balances, December 31, 2007          4,502,969    $9,844     $202      $35,791     $(2,939)      $  (824)          $42,074

Comprehensive income:
Net income                                   -         -        -        3,761           -             -             3,761
Other comprehensive income,
 net of tax:
Change in net unrealized gain
 (loss) on investment
 securities available-for-sale,
 net of reclassification
 adjustment and tax effects                  -         -        -            -           -          (513)             (513)

Change in net unrealized gain
 (loss) on unfunded defined
 benefit plan liability,
 net of reclassification
 adjustment and tax effects                  -         -        -            -           -            17                17
                                                                                                                   -------
Total other comprehensive
 income                                                                                                               (496)
                                                                                                                   -------

Total comprehensive income                                                                                           3,265
                                                                                                                   -------

Cash dividends declared
 ($0.84 per share)                           -         -        -       (3,774)          -             -            (3,774)

Stock based compensation expense             -         -        5            -           -             -                 5

Purchase of treasury stock             (19,328)        -        -            -        (387)            -              (387)
                                     ---------    ------     ----      -------     -------       -------           -------

Balances, September 30, 2008         4,483,641    $9,844     $207      $35,778     $(3,326)      $(1,320)          $41,183
                                     =========    ======     ====      =======     =======       =======           =======

See accompanying notes to unaudited interim consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                          ----------------------
                                                                            2008          2007
                                                                            ----          ----
                                                                          (Dollars in thousands)
Cash Flows From Operating Activities
  Net Income                                                              $  3,761      $  4,143
  Adjustments to reconcile net income to net cash
   provided by operating activities
    Depreciation                                                               582           570
    Provision for loan losses                                                  185           235
    Credit for deferred income taxes                                           (55)         (236)
    Net amortization of investment securities available-for-sale                 4            11
    Equity in losses of limited partnerships                                   291           199
    Stock based compensation expense                                             5             7
    Write-down of investment securities available-for-sale                     512             -
    Write-down of other real estate owned and other assets                     115            72
    Decrease in unamortized loan fees                                          (14)          (15)
    Proceeds from sales of loans held for sale                              17,923        13,405
    Origination of loans held for sale                                     (11,784)      (13,777)
    Net gain on sales of loans held for sale                                  (246)          (98)
    Net gain on sales of investment securities available-for-sale              (16)          (67)
    Net loss on disposals of premises and equipment                             50             1
    Net loss (gain) on sales of repossessed property                             5            (4)
    Net loss (gain) on sales of other real estate owned                          6           (44)
    Decrease in accrued interest receivable                                    294            83
    Decrease (increase) in other assets                                        124          (778)
    (Decrease) increase  in income taxes                                      (343)           23
    (Decrease) increase in accrued interest payable                           (406)          181
    Increase in other liabilities                                              795         1,498
                                                                          --------      --------
      Net cash provided by operating activities                             11,788         5,409
                                                                          --------      --------

Cash Flows From Investing Activities
  Interest bearing deposits in banks
    Proceeds from maturities and redemptions                                11,628         1,183
    Purchases                                                              (14,709)       (6,400)
  Investment securities available-for-sale
    Proceeds from sales                                                      1,803           546
    Proceeds from maturities, calls and paydowns                             6,969         1,811
    Purchases                                                               (3,645)      (12,870)
  Net (purchase) redemption of Federal Home Loan Bank stock                   (526)           82
  Net (increase) decrease in loans                                         (32,734)        1,883
  Recoveries of loans charged off                                               40            33
  Purchases of premises and equipment                                       (1,561)         (806)
  Investments in limited partnerships                                       (1,180)         (361)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                          ----------------------
                                                                            2008          2007
                                                                            ----          ----
                                                                          (Dollars in thousands)
  Proceeds from sale of other real estate owned                                265           255
  Proceeds from sale of premises and equipment                                   -            22
  Proceeds from sale of repossessed property                                    49            24
                                                                          --------      --------
      Net cash used in investing activities                                (33,601)      (14,598)
                                                                          --------      --------

Cash Flows From Financing Activities
  Net increase in borrowings outstanding                                     7,312            22
  Net increase in noninterest bearing deposits                                  26            15
  Net increase in interest bearing deposits                                 24,633        13,585
  Purchase of treasury stock                                                  (387)         (375)
  Dividends paid                                                            (3,774)       (3,803)
                                                                          --------      --------
      Net cash provided by financing activities                             27,810         9,444
                                                                          --------      --------

      Net increase in cash and cash equivalents                              5,997           255
Cash and cash equivalents
  Beginning                                                                 13,429        20,957
                                                                          --------      --------

  Ending                                                                    19,426      $ 21,212
                                                                          ========      ========

Supplemental Disclosures of Cash Flow Information
  Interest paid                                                           $  5,898      $  5,976
                                                                          ========      ========

  Income taxes paid                                                       $  1,050      $  1,635
                                                                          ========      ========

Supplemental Schedule of Noncash Investing and
  Financing Activities

  Change in unrealized (losses) gains on investment securities
   available-for-sale                                                     $   (777)     $     20
                                                                          ========      ========

  Change in unrealized loss on unfunded defined benefit
   pension plan liability                                                 $     26      $     21
                                                                          ========      ========

  Other real estate acquired in settlement of loans                       $  1,798      $    547
                                                                          ========      ========

  Repossessed property acquired in settlement of loans                    $     79      $     79
                                                                          ========      ========

  Investment in limited partnerships acquired by
   capital contributions payable                                          $      -      $  1,397
                                                                          ========      ========

  Loans originated to finance the sale of other real estate owned         $    289      $    115
                                                                          ========      ========

See accompanying notes to unaudited interim consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1. Basis of Presentation
The accompanying interim unaudited consolidated financial statements of Union Bankshares, Inc. (the Company) as of September 30, 2008 and 2007, and for the three and nine months then ended have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information, general practices within the banking industry, and the accounting policies described in the Company's Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of Company's management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein have been made. This information should be read in conjunction with the Company's 2007 Annual Report to Shareholders, 2007 Annual Report on Form 10-K, and current reports on Form 8-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2008, or any other interim period.

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

Note 4. Recent Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (FASB) issued
Statement of Financial Accounting Standard (SFAS) No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133". The objective of this Statement is to amend and expand the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of: a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. The statement is effective for financial statements issued for quarterly interim reporting periods beginning after November 15, 2008 with earlier adoption encouraged. The Company is in the process of evaluating the impact of this statement on the disclosures in its financial statements but it is not expected to have a material impact.

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

See Note 7 for recent accounting pronouncements relating to the fair value measurement of assets.

Note 5. Defined Benefit Pension Plan
Union Bank (Union), the Company's sole subsidiary, sponsors a noncontributory defined benefit pension plan covering all eligible employees. The plan provides defined benefits based on years of service and final average salary.

Net periodic pension benefit cost for the three and nine months ended September 30, consisted of the following components:

                                                    Three Months Ended     Nine Months Ended
                                                     2008         2007      2008        2007
                                                     ----         ----      ----        ----
                                                             (Dollars in thousands)
Service cost                                        $ 137        $ 130     $ 409       $ 389
Interest cost on projected benefit obligation         167          150       502         452
Expected return on plan assets                       (165)        (150)     (494)       (451)
Amortization of prior service cost                      2            2         5           5
Amortization of net loss                                7            6        21          16
                                                    -----        -----     -----       -----
  Net periodic benefit cost                         $ 148        $ 138     $ 443       $ 411
                                                    =====        =====     =====       =====

There were actuarial assumption changes between the first three quarters of 2007 and the first three quarters of 2008 as SFAS No. 87, Employers' Accounting for Pensions states that measurements are based on the assumptions used for the previous year-end measurements unless more recent measurements of both plan assets and obligations are available, or a significant event occurs. Therefore, 2008 net periodic benefit costs are based on December 31, 2007 actuarial assumptions while the 2007 costs are based on December 31, 2006 actuarial assumptions.

Note 6. Other Comprehensive Income (Loss)
The components of accumulated other comprehensive loss, net of tax at September 30, were:


                                                      2008         2007
                                                      ----         ----
                                                   (Dollars in thousands)
Net unrealized loss on investment
 securities available-for-sale                      $  (513)      $(141)
Defined benefit pension plan:
  Net unrealized actuarial loss                        (787)       (812)
  Net unrealized prior service cost                     (20)        (24)
                                                    -------       -----
    Total                                           $(1,320)      $(977)
                                                    =======       =====

The following is a summary of changes in other comprehensive income (loss) for the three and nine months ended September 30:

                                                            Three Months Ended    Nine Months Ended
                                                            ------------------    -----------------
                                                              2008       2007       2008       2007
                                                              ----       ----       ----       ----
                                                                     (Dollars in thousands)
Investment securities available-for-sale:
Change in net unrealized (losses) gains on investment
 securities available-for-sale                              $(1,101)    $ 311     $(1,273)    $ 87
Reclassification adjustment for losses (gains)
 realized in income                                             512       (30)        496      (67)
                                                            -------     -----     -------     ----
    Net unrealized (losses) gains                              (589)      281        (777)      20
Tax effect                                                     (200)       96        (264)       7
                                                            -------     -----     -------     ----
    Net of tax amount                                       $  (389)    $ 185     $  (513)    $ 13
                                                            -------     -----     -------     ----

Defined benefit pension plan:
Reclassification adjustment for amortization of net
 actuarial loss, realized in net income                     $     7     $  16     $    21     $ 16
Reclassification adjustment for amortization of prior
 service cost, realized in net income                             2         5           5        5
                                                            -------     -----     -------     ----
    Total                                                         9        21          26       21
Tax effect                                                        3         7           9        7
                                                            -------     -----     -------     ----
    Net of tax amount                                       $     6     $  14     $    17     $ 14
                                                            -------     -----     -------     ----

Total, net of tax                                           $  (383)    $ 199     $  (496)    $ 27
                                                            =======     =====     =======     ====

Note 7: Fair Value Measurements
SFAS No. 157, "Fair Value Measurements", generally establishes the definition of fair value expands disclosures about fair value measurement and establishes a hierarchy of the levels of fair value measurement techniques. SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. SFAS 157 and SFAS 159 are effective for fiscal years beginning after November 15, 2007. Effective January 1, 2008, the Company adopted SFAS 157 and SFAS 159, but has not elected to apply the fair value option to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.

In accordance with FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157," issued in February 2008, the Company has delayed the application of SFAS No. 157 to nonfinancial assets and nonfinancial liabilities until January 1, 2009. Management does not anticipate that such application will have a material effect on the financial position of the Company.

On October 10, 2008 the FASB issued FASB Staff Position ("FSP") 157-3, Determining the Fair Value of Financial Assets When the Market for that Asset is Not Active, which provides an example that illustrates key considerations in determining the fair value of a financial asset when the market for that asset is not active. The FSP does not change existing GAAP. The FSP provides clarification for how to consider various inputs in determining fair value under current market conditions consistent with the principles of SFAS 157. This FSP was effective upon issuance, including for prior periods for which financial statements have not been issued. The adoption did not have a material impact on the financial position or the results of operations of the Company.

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

The following table presents the fair value measurements of assets recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the SFAS No. 157 fair value hierarchy in which the fair value measurements fell at September 30, 2008:

                                                         Fair Value Measurements at Reporting Date Using
                                                                      (Dollars in Thousands)
                                                         -----------------------------------------------
                                                         Quoted Prices in    Significant
                                                          Active Markets        Other        Significant
                                                                for           Observable    Unobservable
                                                         Identical Assets       Inputs         Inputs
                                            Fair Value       (Level 1)        (Level 2)       (Level 3)
                                            ------------------------------------------------------------
Investment securities available-for-sale      $27,417         $4,580           $22,837           $-

Fair values for available for sale securities are estimated by an independent pricing service for identical assets or significantly similar securities. The pricing service uses a variety of techniques to arrive at fair value including market maker bids, quotes and pricing models. Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows. Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. The fair value of loans held for sale is determined, when possible, using quoted secondary market prices. If no such quoted price exists, the fair value of a loan is determined using quoted prices for similar asset or assets, adjusted for the specific attributes of that loan. As of September 30, 2008 the carrying amount of loans held for sale was written down to fair market value less cost to sell and is included on the consolidated balance sheet.

Certain other financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at September 30, 2008.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                                    GENERAL

The following discussion and analysis by management focuses on those factors that had a material effect on Union Bankshares, Inc.'s (Company) financial position as of September 30, 2008, and as of December 31, 2007, and its results of operations for the three and nine months ended September 30, 2008 and 2007. This discussion is being presented to provide a narrative explanation of the financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company's Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of the Company's management, the interim unaudited data reflects all adjustments, consisting only of normal recurring adjustments, and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim period. Management is not aware of the occurrence of any events between September 30, 2008 and November 7, 2008, which would materially affect the information presented.

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

Forward-looking statements reflect management's current expectations and are subject to uncertainties, both general and specific, and risk exists that those predictions, forecasts, projections and other estimates contained in forward-looking statements will not be achieved. When management uses any of the words "believes," "expects," "anticipates," "intends," "plans," "seeks," "estimates", or similar expressions, they are making forward-looking statements. Many possible events or factors, including those beyond the control of management, could affect the future financial results and performance of the Company. This could cause results or performance to differ materially from those expressed in forward-looking statements. The possible events or factors that might affect forward-looking statements include, but are not limited to, the following:

o     uses of monetary, fiscal, and tax policy by various governments;
o political, legislative, or regulatory developments in Vermont, New Hampshire, or the United States including changes in laws concerning accounting, taxes, financial reporting, banking, and other aspects of the financial services industry;
o     recent disruptions in U.S. and global financial and credit markets;
o developments in general economic or business conditions, globally, nationally, in Vermont, or in northern New Hampshire, including interest rate fluctuations, market fluctuations and perceptions, job creation and unemployment rates, ability to attract new business, and inflation and the effects of such changes on the Company or its customers;
o changes in the competitive environment for financial services organizations, including increased competition from tax-advantaged credit unions, mutual banks and out-of-market competitors offering financial services over the internet;
o the implementation of international financial reporting standards (IFRS) for United States companies;
o impact of governmental interposition in the financial services or other industries;
o     the Company's ability to attract and retain key personnel;
o adverse changes in the local real estate market, which negatively impacts collateral values and the Company's ability to recoup loan losses through disposition of real estate collateral;
o changes in technology, including demands for greater automation which could present operational issues or significant capital outlays;
o acts or threats of terrorism or war, and actions taken by the United States or other governments that might adversely affect business or economic conditions for the Company or its customers;
o adverse changes in the securities market generally or in the market for financial institution securities which could adversely affect the value of the Company's stock;
o     any actual or alleged conduct which could harm the Company's reputation;
o natural or other disasters which could affect the ability of the Company to operate under normal conditions;
o     the Company's ability to retain and attract deposits and loans;
o illegal acts of theft or fraud perpetuated against the Company's subsidiary bank or its customers;
o unanticipated lower revenues or increased cost of funds, loss of customers or business, or higher operating expenses;
o the failure of assumptions underlying the establishment of the allowance for loan losses and estimations of values of collateral and various financial assets and liabilities;
o the amount invested in new business opportunities and the timing of these investments;
o the failure of actuarial, investment, work force, salary, and other assumptions underlying the establishment of reserves for future pension costs or changes in legislative or regulatory requirements;
o future cash requirements might be higher than anticipated due to loan commitments or unused lines of credit being drawn upon or depositors withdrawing their funds;
o assumptions made regarding interest rate movement and sensitivity could vary substantially if actual experience differs from historical experience which could adversely affect the Company's results of operations; and
o the creditworthiness of current loan customers is different from management's understanding or changes dramatically and therefore the allowance for loan losses becomes inadequate.

When evaluating forward-looking statements to make decisions with respect to the Company, investors and others are cautioned to consider these and other risks and uncertainties, including the events and circumstances discussed under "Recent Developments" below, and are reminded not to place undue reliance on such statements. Forward-looking statements speak only as of the date they are made and the Company undertakes no obligation to update them to reflect new or changed information or events, except as may be required by federal securities laws.

                              RECENT DEVELOPMENTS

The U.S. and global economies have experienced and are experiencing significant stress and disruptions in the financial sector. Dramatic slowdowns in the housing industry with falling home prices and increasing foreclosures and unemployment have resulted in major issues for some financial institutions, including government-sponsored entities and investment banks. These issues have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.

Despite the volatile economy, Vermont has the lowest residential foreclosure rate in the country. Also, as northern New England had not experienced the dramatic run up in housing prices, likewise, we have not seen the values drop as far as other parts of the country.

In response to the financial crisis affecting the banking and financial markets, in October 2008, the Emergency Economic Stabilization Act of 2008 (the "EESA") was signed into law. Pursuant to the EESA, the Federal Deposit Insurance Corporation temporarily increased the deposit insurance coverage limits to $250,000 per ownership category at each insured financial institution until December 31, 2009. Also, the U.S. Treasury ("the Treasury") will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets under the Troubled Asset Purchase Program (the "TARP").

In addition, the Treasury announced that it has been authorized to purchase equity stakes in U.S. financial institutions. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the "TARP Capital Purchase Program"), from the $700 billion authorized by the EESA, the Treasury will make $250 billion of capital available to U.S. financial institutions in the form of preferred stock. The purchase of preferred stock investments will be accompanied by the issuance to the Treasury of warrants to purchase common stock with an aggregate market price equal to 15% of the total amount of the preferred stock. Participating financial institutions will be required to adopt the Treasury's standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program and be restricted from increasing dividends to common shareholders or repurchasing common stock for three years without the consent of the Treasury.

Further, after receiving a recommendation from the boards of the Federal Deposit Insurance Corporation ("the FDIC") and the Federal Reserve System (the "Federal Reserve"), the Treasury signed the systemic risk exception to the FDIC Act, enabling the FDIC to temporarily provide a 100% guarantee of the senior unsecured debt of all FDIC-insured institutions and their holding companies, as well as 100% of deposits in noninterest bearing transaction deposit accounts under a Temporary Liquidity Guarantee Program. Coverage under the Temporary Liquidity Guarantee Program is available for 30 days without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for noninterest bearing transaction deposits in excess of the $250,000 insured deposit limit.

The Company has made a decision to participate in the Temporary Liquidity Guarantee Program regarding the Noninterest Bearing Deposit Account Guarantee but to opt out of the Senior Unsecured Debt Guaranty portion of that program. The Company has also decided it is not in the best interest of the Company or its shareholders to participate in either the Troubled Asset Purchase Program or the Capital Purchase Program available under TARP given the strength of the Company's capital position, government restrictions and the fact that the Company did not target sub-prime borrowers. Please see the Capital Resources section on page 39 of this Form 10-Q.

It is not clear at this time what impact the EESA, the TARP Capital Purchase Program, the Temporary Liquidity Guarantee Program, other liquidity and funding initiatives of the Federal Reserve and other agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the Company and the U.S. and global financial markets.

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

The Company's pension benefit obligations and net periodic benefit cost are actuarially determined based on the following assumptions: discount rate, estimated future return on plan assets, wage base rate, anticipated mortality rates, Consumer Price Index rate, and rate of increase in compensation levels. The annual determination of the pension benefit obligations and net periodic benefit cost is a critical accounting estimate as it requires the use of estimates and judgment related to the amount and timing of expected future cash out flows for benefit payments and cash in flows for maturities and returns on plan assets. Changes in estimates and assumptions could have a material impact to the Company's financial condition or results of operations.

The Company also has other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding the results including the valuation of deferred tax assets, investment securities and other real estate owned. Given the market volatility and the number and volume of corporate failures and bailouts over the last couple of months, the determination of fair value and other than temporary impairment for investment securities has been especially challenging. See FINANCIAL CONDITION - Investment Activities below. Although management believes that its estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

                                    OVERVIEW

The Company's net income was $1.2 million for the quarter ended September 30, 2008, compared with net income of $1.4 million for the same period in 2007, or a $257 thousand or 18.1% decrease between years. The decrease was the cumulative result of a drop in net interest income of $197 thousand and increases in all categories of noninterest expense except pension and employee benefits totaling a net $782 thousand. The largest component of the decrease in taxable income for the third quarter ending

September 30, 2008 was the $512 thousand of writedowns of two impaired corporate bond investment securities available-for-sale that were deemed other than temporarily impaired. The $74 thousand writedown of four other real estate owned (OREO) properties to their fair market value less costs to sell, the write-off of $25 thousand in furniture and fixtures also repossessed as collateral with an OREO property, and the $70 thousand in carrying costs of the OREO properties for the quarter also added to the decrease in taxable income. These increases were partially offset by a $267 thousand increase in noninterest income, primarily resulting from the receipt of $234 thousand from a nontaxable life insurance benefit, a loan loss provision of $45 thousand for the third quarter of 2008 compared to $190 thousand for the same period in 2007 and a $310 decrease in the provision for income taxes. The decrease in the provision for income taxes was partially a result of the increased nontaxable and reduced taxable income and partially a result of $27 thousand in low income federal tax credits booked during the third quarter of 2008 on a late 2007 investment in a low income housing project.

The Company faced a challenging interest rate environment as the prime rate had been reduced seven times since September 18, 2007 from 8.25% to 5.00% on April 30, 2008, where it remained throughout the balance of the reporting period. Total interest income decreased by $530 thousand, or 7.9% to $6.2 million in the third quarter of 2008 versus the $6.7 million in the third quarter of 2007, while the decrease in interest expense from $2.1 million in 2007 to $1.8 million in 2008 was only $333 thousand between periods. The result of the changes in interest income and expense was that net interest income for the third quarter of 2008 was $4.4 million, down $197 thousand or 4.3% from the third quarter of 2007 of $4.6 million. During the third quarter of 2008, the Company's net interest margin decreased 49 basis points to 4.67%, from 5.16% for the third quarter of 2007, reflecting both the decline in net interest income and the growth in the balance sheet. The Company's net interest spread declined 33 basis points to 4.25% for the third quarter of 2008, compared to 4.58% for the same period last year. The decline in the net interest spread was primarily the result of the decline in average interest rates earned on loans as the 325 basis point drop in the prime rate between the third quarter of 2007 and the third quarter of 2008 had an effect on the repricing of adjustable rate loans and the volume of refinancings, as customers took advantage of the lower rates. Further drops in the prime rate and/or increases in competitors deposit rates could be problematic going forward as the individual instruments re-price.

The Company's total assets increased from $393.4 million at December 31, 2007, to $423.1 million at September 30, 2008, an increase of $29.7 million, or 7.5%. Deposits increased from $324.0 million at December 31, 2007 to $348.6 million at September 30, 2008, an increase of $24.6 million, or 7.6%, with most of that increase in interest-bearing time deposits. Total loans, including loans held for sale, increased $25.1 million, or 7.9%, from $318.3 million at December 31, 2007 to $343.4 million at September 30, 2008. This increase reflects strong loan demand due to lower interest rates, a changing competitive environment due to the sale of a number of our competitors, financial market turmoil and the reluctance of some of our larger competitors to issue loans.

There was a $45 thousand provision for loan losses during the third quarter of 2008 versus a $190 thousand provision for the third quarter of 2007. The $45 thousand provision was deemed appropriate for the third quarter of 2008 in light of net charge-offs for the quarter ended September 30, 2008 of $29 thousand compared to net charge-offs of $120 thousand for the quarter ended September 30, 2007. There is continuing strong loan growth, an upward trend in the dollar amount of commercial real estate loans and a softening of the economy, which has resulted in an increase in nonperforming loans. These factors were partially offset by a decline in classified loans between periods as well as the growth in low risk loans to local municipalities and school districts. For further details see, FINANCIAL CONDITION - "Allowance for Loan Losses" and "Asset Quality" sections below.

The following unaudited per share information and key ratios depict several measurements of performance or financial condition for or at the three and nine months ended September 30, 2008 and 2007, respectively:

                                             Three Months Ended    Nine Months Ended
                                             ------------------    -----------------
                                                September 30,        September 30,
                                             ------------------    -----------------
                                               2008       2007       2008      2007
                                               ----       ----       ----      ----
Return on average assets (ROA) (1)             1.12%      1.46%      1.25%     1.45%
Return on average equity (ROE) (1)            11.27%     13.71%     12.04%    13.29%
Net interest margin (1)(2)                     4.67%      5.16%      4.80%     5.18%
Efficiency ratio (3)                          68.11%     62.01%     69.05%    64.15%
Net interest spread (4)                        4.25%      4.58%      4.34%     4.60%
Loan to deposit ratio                         98.50%     95.47%     98.50%    97.20%
Net loan charge-offs to average loans
 not held for sale (1)                         0.03%      0.16%      0.05%     0.08%
Allowance for loan losses to loans not
 held for sale                                 1.01%      1.09%      1.01%     1.09%
Non-performing assets to total assets          2.01%      0.96%      2.01%     0.96%
Equity to assets                               9.73%     10.55%      9.73%    10.55%
Total capital to risk weighted assets         15.89%     16.82%     15.89%    16.82%
Book value per share                           $9.19      $9.29      $9.19     $9.29
Earnings per share                             $0.26      $0.32      $0.84     $0.92
Dividends paid per share                       $0.28      $0.28      $0.84     $0.84
Dividend payout ratio (5)                    107.69%     87.50%    100.00%    91.30%

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

                             RESULTS OF OPERATIONS

Net Interest Income. The largest component of the Company's operating income is net interest income, which is the difference between interest and dividend income received from interest-earning assets and the interest expense paid on interest-bearing liabilities. The Company's net interest income decreased $197 thousand, or 4.3%, to $4.4 million for the three months ended September 30, 2008, from $4.6 million for the three months ended September 30, 2007. For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, net interest income dropped $369 thousand or 2.7% to $13.1 million from $13.4 million. The net interest spread decreased 33 basis points to 4.25% for the three months ended September 30, 2008, from 4.58% for the three months ended September 30, 2007 while it only dropped 26 basis points to 4.34% from 4.60% for the nine months ended September 30, 2008 and September 30, 2007, respectively. The decline in the net interest spread was primarily the result of the drop in average interest rates earned on loans as the 325 basis point drop in the prime rate between September 18, 2007 to April 30, 2008 affected the repricing of adjustable rate loans as well as the volume of new loans and refinancing activity as customers took advantage of the lower rates. The adverse effect of declining rates on the Company's net interest spread was mitigated somewhat by a 64 basis point decline in the average rate paid on deposits and borrowed funds in the third quarter of 2008 versus the same period last year. The net interest margin for the third quarter of 2008 decreased 49 basis points to 4.67% from the 2007 period at 5.16% reflecting both a decline in net income and an increase of $24.0 million in average earning assets. Similarly, the net interest margin for the nine months ended September 30, 2008 was 4.80% or 37 basis points lower than the 5.17% for the nine months ended September 30, 2007 while average interest earning assets rose $17.1 million. Further decrease in the prime rate would not necessarily be beneficial to the Company in the near term, especially if funding rates did not follow a similar downward trend. See "OTHER FINANCIAL CONSIDERATIONS - Market Risk and Asset and Liability Management."

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

                                                                      Three months ended September 30,
                                                  -----------------------------------------------------------------------
                                                                2008                                  2007
                                                  ---------------------------------     ---------------------------------
                                                               Interest     Average                  Interest     Average
                                                  Average      Earned/      Yield/      Average      Earned/      Yield/
                                                  Balance        Paid        Rate       Balance       Paid         Rate
                                                  -------      --------     -------     -------      --------     -------
                                                                          (Dollars in thousands)
Average Assets:
  Federal funds sold and
   overnight deposits                             $ 10,048     $    46       1.83%      $ 10,261     $   131       5.01%
  Interest bearing deposits in banks                 9,590         104       4.31%        10,521         128       4.82%
  Investment securities (1), (2)                    27,483         322       5.16%        29,041         338       5.00%
  Loans, net (1), (3)                              337,271       5,718       6.85%       311,071       6,115       7.89%
  FHLB of Boston stock                               1,922          14       2.87%         1,385          22       6.34%
                                                  --------     -------       ----       --------     -------       ----
    Total interest-earning assets (1)              386,314       6,204       6.51%       362,279       6,734       7.48%

Cash and due from banks                             10,597                                10,468
Premises and equipment                               7,276                                 6,179
Other assets                                        10,685                                 9,727
                                                  --------                              --------
    Total assets                                  $414,872                              $388,653
                                                  ========                              ========

Average Liabilities and Stockholders' Equity:
  NOW accounts                                    $ 54,307     $    71       0.52%       $56,034     $   119       0.84%
  Savings/money market accounts                     93,911         314       1.33%        92,405         415       1.78%
  Time deposits                                    138,267       1,101       3.17%       126,931       1,407       4.40%
  Borrowed funds                                    27,782         304       4.30%        14,479         182       4.93%
                                                  --------     -------       ----       --------     -------       ----
    Total interest bearing liabilities             314,267       1,790       2.26%       289,849       2,123       2.90%

  Noninterest bearing deposits                      53,441                                50,456
  Other liabilities                                  5,797                                 6,874
                                                  --------                              --------
    Total liabilities                              373,505                               347,179

  Stockholders' equity                              41,367                                41,474
                                                  --------                              --------
    Total liabilities and
     stockholders' equity                         $414,872                              $388,653
                                                  ========                              ========

Net interest income                                            $ 4,414                               $ 4,611
                                                               =======                               =======

Net interest spread (1)                                                      4.25%                                 4.58%
                                                                             ====                                  ====

Net interest margin (1)                                                      4.67%                                 5.16%
                                                                             ====                                  ====

--------------------
(1)Average yields reported on a tax-equivalent basis.
(2)Average balances of investment securities are calculated on the amortized cost basis.
(3)Includes loans held for sale and is net of unearned income and allowance for loan losses.

                                                                      Nine months ended September 30,
                                                  -----------------------------------------------------------------------
                                                                2008                                  2007
                                                  ---------------------------------     ---------------------------------
                                                               Interest     Average                  Interest     Average
                                                  Average      Earned/      Yield/      Average      Earned/      Yield/
                                                  Balance        Paid        Rate       Balance       Paid         Rate
                                                  -------      --------     -------     -------      --------     -------
                                                                          (Dollars in thousands)
Average Assets:
  Federal funds sold and
   overnight deposits                             $  6,703     $   105       2.08%      $  8,046     $   312       5.10%
  Interest bearing deposits in banks                 9,512         335       4.69%         9,236         324       4.69%
  Investment securities (1), (2)                    30,038       1,075       5.22%        26,948         931       4.94%
  Loans, net (1), (3)                              324,106      16,997       7.08%       309,432      17,959       7.86%
  FHLB of Boston stock                               1,795          51       3.74%         1,391          72       6.85%
                                                  --------     -------       ----       --------     -------       ----
    Total interest-earning assets (1)             $372,154      18,563       6.76%       355,053      19,598       7.49%

Cash and due from banks                             10,129                                10,280
Premises and equipment                               7,000                                 6,122
Other assets                                        10,925                                 9,338
                                                  --------                              --------
    Total assets                                  $400,208                              $380,793
                                                  ========                              ========

Average Liabilities and Stockholders' Equity:
  NOW accounts                                    $ 53,550     $   232       0.58%      $ 53,100     $   321       0.81%
  Savings/money market accounts                     91,327         951       1.39%        93,605       1,241       1.77%
  Time deposits                                    129,617       3,440       3.53%       123,161       4,044       4.39%
  Borrowed funds                                    26,492         868       4.31%        14,765         551       4.92%
                                                  --------     -------       ----       --------     -------       ----
    Total interest bearing liabilities            $300,986       5,491       2.43%       284,631       6,157       2.89%

  Noninterest bearing deposits                      51,257                                48,475
  Other liabilities                                  6,314                                 6,115
                                                  --------                              --------
    Total liabilities                              358,557                               339,221

  Stockholders' equity                              41,651                                41,572
                                                  --------                              --------
    Total liabilities and
     stockholders' equity                         $400,208                              $380,793
                                                  ========                              ========

Net interest income                                            $13,072                               $13,441
                                                               =======                               =======

Net interest spread (1)                                                      4.34%                                 4.60%
                                                                             ====                                  ====

Net interest margin (1)                                                      4.80%                                 5.17%
                                                                             ====                                  ====

--------------------
(1)Average yields reported on a tax-equivalent basis.
(2)Average balances of investment securities are calculated on the amortized cost basis.
(3)Includes loans held for sale and is net of unearned income and allowance for loan losses.

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

                                               Three Months Ended September 30, 2008
                                                            Compared to
                                               Three Months Ended September 30, 2007
                                                Increase/(Decrease) Due to Change In
                                               -------------------------------------
                                                   Volume       Rate        Net
                                                   ------       ----        ---
                                                       (Dollars in thousands)
Interest earning assets:
  Federal funds sold and overnight deposits         $ (3)      $ (82)      $ (85)
  Interest bearing deposits in banks                 (11)        (13)        (24)
  Investment securities                              (25)          9         (16)
  Loans, net                                         483        (880)       (397)
  FHLB of Boston stock                                 7         (15)         (8)
                                                    ----       -----       -----
    Total interest earning assets                   $451        (981)       (530)
                                                    ----       -----       -----

Interest bearing liabilities:
  NOW accounts                                      $ (4)        (44)        (48)
  Savings/money market accounts                        7        (108)       (101)
  Time deposits                                      116        (422)       (306)
  Borrowed funds                                     148         (26)        122
                                                    ----       -----       -----
    Total interest bearing liabilities              $267        (600)       (333)
                                                    ----       -----       -----
Net change in net interest income                   $184       $(381)      $(197)
                                                    ----       -----       -----

                                               Nine Months Ended September 30, 2008
                                                          Compared to
                                               Nine Months Ended September 30, 2007
                                               Increase/(Decrease) Due to Change In
                                               ------------------------------------
                                                   Volume       Rate        Net
                                                   ------       ----        ---
                                                       (Dollars in thousands)
Interest earning assets:
  Federal funds sold and overnight deposits         $(45)     $  (162)    $  (207)
  Interest bearing deposits in banks                  11            -          11
  Investment securities                               96           48         144
  Loans, net                                         859       (1,821)       (962)
  FHLB of Boston stock                                17          (38)        (21)
                                                    ----      -------     -------
    Total interest earning assets                   $938      $(1,973)    $(1,035)
                                                    ----      -------     -------

Interest bearing liabilities:
  NOW accounts                                      $  3      $   (92)    $   (89)
  Savings/money market accounts                      (29)        (261)       (290)
  Time deposits                                      207         (811)       (604)
  Borrowed funds                                     391          (74)        317
                                                    ----      -------     -------
    Total interest bearing liabilities               572       (1,238)       (666)
                                                    ----      -------     -------
Net change in net interest income                   $366      $  (735)    $  (369)
                                                    ----      -------     -------

Three Months Ended September 30, 2008, compared to Three Months Ended September 30, 2007.

Interest and Dividend Income. The Company's interest and dividend income decreased $530 thousand, or 7.9%, to $6.2 million for the three months ended September 30, 2008, from $6.7 million for the three months ended September 30, 2007. During the third quarter of 2008, average earning assets increased $24.0 million, or 6.6%, to $386.3 million, from $362.3 million for the three months ended September 30, 2007. However, the increase in interest income resulting from the rise in average earning assets was more than offset by the lower rates earned on loans, federal funds sold, interest bearing deposits in banks and Federal Home Loan Bank of Boston stock in third quarter of 2008 versus 2007. In particular, interest income on loans decreased during the third quarter of 2008 versus the 2007 comparison period despite an increase in average loan volume between periods. Average loans approximated $337.3 million at an average yield of 6.85% for the three months ended September 30, 2008, up $26.2 million, or 8.4%, from $311.1 million at an average yield of 7.89% for the three months ended September 30, 2007. However, the increase in volume was more than offset by an 104 basis point decrease in yield. Loan demand has risen during 2008 due to the lower interest rates, the successful implementation of a call program and the changes in the competitive landscape.

The 325 basis point drop in the prime rate from September 2007 at 8.25% to April 2008 at 5.00% has now impacted the majority of variable rate loans and was not positive for the Company, as adjustable rate loans continue to reprice at lower rates. The further drop in the prime rate of 100 basis points in October 2008 will also negatively impact net interest income for the Company in future periods.

The average balance of investments (including mortgage-backed securities) decreased $1.6 million or 5.4%, to $27.5 million for the three months ended September 30, 2008, from $29.0 million for the three months ended September 30, 2007. The average level of interest bearing deposits in banks for the quarter was $9.6 million, down $931 thousand or 8.8% from the 2007 average level of $10.5 million. Maturing investments and FDIC insured certificates of deposit were utilized to fund loan demand. The average level of federal funds sold and overnight deposits decreased $213 thousand, to $10.1 million or 2.1% for the three months ended September 30, 2008, from $10.3 million for the three months ended September 30, 2007. Interest income from non-loan instruments decreased $133 thousand or 21.5% between periods, with $486 thousand for the third quarter of 2008 versus $619 thousand for the same period of 2007, reflecting the overall decreases in yields on federal funds sold and overnight deposits, as well as on interest bearing deposits in banks and the FHLB of Boston stock, coupled with volume decreases on federal funds sold, interest bearing deposits, and investment securities available-for-sale.

Interest Expense. The Company's interest expense decreased $333 thousand, or 15.7%, to $1.8 million for the three months ended September 30, 2008, from $2.1 million for the three months ended September 30, 2007. Of this decrease, $600 thousand was a result of the decrease in rates, partially offset by the $267 thousand attributable to the increase in volume, primarily related to the rise in borrowed funds to support loan demand as well as the increased volume in time deposits.

Interest expense on deposits decreased $455 thousand or 23.4% to $1.5 million for the quarter ended September 30, 2008, from $1.9 million for the quarter ended September 30, 2007. Competition for deposits has remained strong but growth in average deposits for the quarter at $14.1 million or 4.3% is illustrative of the overall growth in the franchise with the opening of two new branches during the third quarter and some "flight to quality" in September 2008 as the financial markets continued to experience turmoil. Interest rates paid have not dropped as much as anticipated given the drop in the prime rate and the target rate on Federal Funds Sold. Management believes consumers have become more rate sensitive over the last few years due to advertised "specials" and the proliferation of nonlocal financial institutions trying to gather deposits throughout the Company's market area. Average time deposits rose to $138.3 million for the three months ended September 30, 2008, from $126.9 million for the three months ended September 30, 2007, or an increase of $11.3 million or 8.9%. While the majority of these deposits are new funds for the Company, there has been movement of deposits from lower yielding deposit accounts to higher paying certificates of deposit within its account base. The average rate paid on time deposits decreased 123 basis points, to 3.17% from 4.40% for the three months ended September 30, 2008 and 2007, respectively. The average balances for money market and savings accounts increased $1.5 million, or 1.6%, to $93.9 million for the three months ended September 30, 2008, from $92.4 million for the three months ended September 30, 2007. A $1.7 million or 3.1% decrease in NOW accounts brought the average balance down to $54.3 million from $56.0 million between the two years.

Interest expense on borrowed funds increased from $182 thousand for the quarter ended September 30, 2007 to $304 thousand for the quarter ended, September 30, 2008 as average funds borrowed from the FHLB of Boston increased from $14.4 million to $27.8 million between years, although the average rate paid on borrowed funds declined 63 basis points between periods. The increasing loan demand between the quarters ended September 30, 2007 and September 30, 2008, the match funding of certain loans with FHLB of Boston amortizing advances and the opportunity to lock in some low rate long term funding early in 2008 before the long end of the yield curve rose led the Company to increase its reliance on borrowed funds.

Provision for Loan Losses. There was a $45 thousand loan loss provision for the quarter ended September 30, 2008 and a $190 thousand loan loss provision for the quarter ended September 30, 2007. The lower provision in the third quarter of 2008 versus 2007 was deemed appropriate for the third quarter of 2008 in light of net charge-offs for the quarter ended September 30, 2008 of $29 thousand compared to the quarter ending September 30, 2007 of $120 thousand. There is continuing strong loan growth, an upward trend in the dollar amount of loans with higher risk characteristics and a softening of the economy, which has resulted in an increase in nonperforming loans. However, these factors were partially offset by a decline in classified loans between periods as well as the growth in lower risk loans to local municipalities and school districts. For further details see, FINANCIAL CONDITION -"Allowance for Loan Losses" and "Asset Quality" sections below.

Noninterest income. The following table sets forth changes from the third quarter of 2007 to the third quarter of 2008 for components of noninterest income:

                                                   For The Three Months Ended September 30,
                                                 --------------------------------------------
                                                  2008      2007     $ Variance    % Variance
                                                            (Dollars in thousands)
Trust income                                     $  94     $   94       $   -             -
Service fees                                       885        866          19           2.2
Net gains on sales of investment securities          -         30         (30)       (100.0)
Write-down of impaired investment securities      (512)         -        (512)       (100.0)
Net gains on sales of loans held for sale           74         48          26          54.2
Other                                              297         45         252         560.0
                                                 -----     ------       -----
     Total noninterest income                    $ 838     $1,083       $(245)        (22.6)
                                                 =====     ======       =====

Trust Income. Trust income has remained flat for the three months ended September 30, 2008 compared to 2007, despite a number of new trust relationships. Since the Company's trust fees are based largely on the value of assets under management, the positive impact of these new relationships were offset by the lower market value of the assets invested mainly due to market turmoil.

Service fees. The increase resulted primarily from a rise in overdraft fees of $25 thousand, or 7.8% and ATM/Debit Card usage fees increase of $21 thousand, or 11.0%. These increases were partially offset by a decline in foreign exchange fees of $17 thousand, or 83.4% as the price of the U.S. dollar continued to decline and a decrease of $10 thousand, or 12.8%, in loan servicing fees.

Net gains on sales of investment securities. There were no sales of investment securities during the third quarter of 2008.

Write-down of impaired investment securities. Two corporate bonds in the available-for-sale investment portfolio were determined to be other than temporarily impaired and were written down by $512 thousand to reflect the fair value of these securities as of September 30, 2008. See FINANCIAL CONDITION - Investment Activities section below.

Net gains on sales of loans held for sale. Residential real estate loans of $4.8 million were sold for a net gain of $74 thousand during the third quarter of 2008, versus sales of $4.1 million for a net gain of $48 thousand during the third quarter of 2007.

Other. The increase resulted primarily from the recording of a $234 thousand nontaxable death benefit from a Company owned life insurance policy.

Noninterest expense. The following table sets forth changes from the third quarter of 2007 to the third quarter of 2008 for components of noninterest expense:

                                     For The Three Months Ended September 30,
                                   --------------------------------------------
                                    2008      2007     $ Variance    % Variance
                                    ----      ----     ----------    ----------
                                              (Dollars in thousands)
Salaries and wages                 $1,636    $1,565       $ 71           4.5
Pension and employee benefits         481       541        (60)        (11.1)
Occupancy expense, net                214       186         28          15.1
Equipment expense                     287       278          9           3.2
Expenses of OREO and other
 assets owned, net                    174        36        138         383.3
Equity in losses of affordable
 housing investments                   97        66         31          47.0
Other                                 955       902         53           5.9
                                   ------    ------       ----
  Total noninterest expense        $3,844    $3,574       $270           7.6
                                   ======    ======       ====

Salaries and wages and related expenses. The increase in 2008 over 2007 was due primarily to regular salary activity and hiring associated with the July and October addition of two branches. This increase was partially offset by a reduction in several staff positions, not withstanding continued growth of the Company. There was a decrease of $84 thousand or 37.9% in the Company's medical costs from $220 thousand in the third quarter of 2007 to $137 thousand for 2008 as a few large claims were processed during the third quarter of 2007 and were not repeated in the third quarter of 2008. The Company self-insures healthcare costs to a specific individual and aggregate level and carries "excess" coverage for major claims.

Occupancy Expense. The increase between years is mainly due to the addition of two new branch locations during the third quarter of 2008 as well as the lower rental income received due to timing of tenants departures and rental of available space.

Expenses of OREO and other assets owned, net. Four properties that were held as Other Real Estate Owned during the third quarter of 2008 were written down to their fair market value less cost to sell totaling $74 thousand. One of the properties was sold in September 2008 and two more have been sold during the fourth quarter 2008. Furniture and fixtures in one of the OREO properties originally valued as Other Assets Owned at $25 thousand were written down to $0 during the third quarter of 2008. Net carrying costs of OREO and other assets owned for the quarter were $174 thousand.

Equity in losses of affordable housing investments. Two new investments in low income housing partnerships were made in late 2007 which increased the amount of equity in the losses of these projects to be recorded in 2008.

Other. The net change between years has many components of both increases and decreases; the largest four being a $34 thousand increase in professional fees due to the retention of a consulting firm to review director and officer compensation and benefit packages and the outsourcing of stock transfer agent responsibilities effective January 1, 2008, an increase in director's fees due to the increase of one outside director on both the Board of the Company and the Bank, and an increase in the quarter's expenses of foreclosures and other real estate owned which was $21 thousand during the third quarter of 2007 versus $75 thousand during the third quarter of 2008.

Income Tax Expense. The Company has provided for current and deferred federal income taxes for the current and all prior periods presented. The Company's provision for income taxes was $198 thousand for the three months ended September 30, 2008 compared to $508 thousand for the same period in 2007, reflecting the decrease in taxable net income between periods. Nontaxable income from municipal loans and investments grew from $236 thousand to $284 thousand between years. Also, a $234 thousand nontaxable death benefit on one of the Company owned life insurance policies added to third quarter 2008 nontaxable income. There was also an additional $27 thousand in low income tax credits available in 2008 on two low income housing investments made in late 2007. The Company's effective tax rate therefore decreased to just 14.5% for the three months ended September 30, 2008, from 26.3% for the same period in 2007.

Nine Months Ended September 30, 2008, compared to Nine Months Ended September 30, 2007.

Interest and Dividend Income. The Company's interest and dividend income decreased $1.0 million, or 5.3%, to $18.6 million for the nine months ended September 30, 2008, from $19.6 million for the nine months ended September 30, 2007, with average earning assets increasing $17.1 million, or 4.8%, to $372.2 million for the nine months ended September 30, 2008, from $355.1 million for the nine months ended September 30, 2007. However, the increase in interest income resulting from the rise in average earning assets was more than offset by the lower rates earned on loans, federal funds sold, and FHLB of Boston stock in the first nine months of 2008 versus 2007. Interest income on loans decreased during the nine months of 2008 versus the 2007 comparison period despite an increase in average loan volume between periods. Average loans approximated $324.1 million at an average yield of 7.08% for the first nine months ended September 30, 2008, up $14.7 million from $309.4 million at an average yield of 7.86% for the first nine months ended September 30, 2007. However, the increase in volume was more than offset by a 78 basis point decrease in yield resulting mostly from the 325 basis point drop in the prime rate from 8.25% in September 2007 to 5.00% in April 2008 where it remained throughout the balance of the reporting period. Loan demand has risen during 2008 due to lower interest rates, the successful implementation of a call program and the changes in the competitive landscape.

The average balance of investments (including mortgage-backed securities) increased $3.1 million or 11.5%, to $30.0 million for the nine months ended September 30, 2008, from $26.9 million for the nine months ended September 30, 2007. The average level of interest bearing deposits in banks for the nine months ended September 30, 2008 was $9.5 million up $276 thousand or 3.0% from the 2007 average level of $9.2 million, as FDIC insured certificates of deposit in other financial institutions was one of the highest yielding and safest investment options available. The increase in the investment portfolio and interest bearing deposits in banks from the first nine months of 2007 reflects the slower loan demand of 2007 and early 2008 but that changed during 2008 and cash flows from maturing or called instruments are being utilized to fund loans. The average level of federal funds sold and overnight deposits decreased $1.3 million, to $6.7 million at a rate of 2.08% for the nine months ended September 30, 2008, from $8.0 million at a rate of 5.10% for the nine months ended September 30, 2007, as funds were utilized to support the rising loan demand. Interest income from non-loan instruments decreased $73 thousand or 4.5% between periods, with $1.57 million in income for these items for the nine months ended September 30, 2008 and $1.64 million for the nine months ended September 30, 2007, reflecting the overall increase in yields on investment securities and volume increases on all instruments except federal funds sold.

Interest Expense. The Company's interest expense decreased $666 thousand, or 10.8%, to $5.5 million for the nine months ended September 30, 2008, from $6.2 million for the nine months ended September 30, 2007. Of this decrease, $1.2 million was a result of the decrease in rates, partially offset by a $572 thousand increase attributable to an increase in volume, primarily related to the increase in time deposits as well as borrowed funds to support loan demand.

Interest expense on deposits decreased $983 thousand or 17.5% to $4.6 million for the nine months ended, September 30, 2008, from $5.6 million for the nine months ended September 30, 2007. Competition for deposits has remained strong with growth in average deposits for the nine months ended September 30, 2008 of $7.4 million or 2.3% from the nine months ended September 30, 2007. Volume growth started to improve towards the end of the first half of 2008 as there has been a flight to quality by customers concerned about the stock market declines, Fannie Mae and Freddie Mac issues and bank and brokerage house failures. Average time deposits rose to $129.6 million for the nine months ended September 30, 2008, from $123.2 million for the nine months ended September 30, 2007, or an increase of $6.4 million or 5.2%. While the majority of these deposits are new funds for the Company, there has been movement of deposits from lower yielding savings accounts to higher paying certificates of deposit within its account base. The average rate paid on time deposits decreased 86 basis points, to 3.53% from 4.39% for the nine months ended September 30, 2008 and 2007, respectively. The average balances for money market and savings accounts decreased $2.3 million, or 2.4%, to $91.3 million for the nine months ended September 30, 2008, from $93.6 million for the nine months ended September 30, 2007 as interest rates on time deposits were higher which appeared to motivate customers to move funds into certificates of deposit and lock in the higher rates, especially given the potential for a steep downward trend in interest rates paid given the drop in the discount rate by the Federal Open Market Committee (FOMC) and the decrease in the prime rate during the first four months of 2008. A $450 thousand or

0.8% increase in NOW accounts brought the average balance up to $53.6 million from $53.1 million between the two years.

Interest expense on borrowed funds increased from $551 thousand for the nine months ended September 30, 2007 to $868 thousand for the nine months ended September 30, 2008, as average funds borrowed from the FHLB of Boston increased from $14.8 million to $26.5 million between years, although the average rate paid on borrowed funds declined 61 basis points between periods. The increasing loan demand, the slow growth in deposits on average between the periods ended September 30, 2007 and September 30, 2008, and the opportunity to lock in some low rate long term FHLB of Boston funding before the long end of the yield curve rose led the Company to increase its reliance on borrowed funds early in 2008.

Provision for Loan Losses. There was a $185 thousand loan loss provision for the nine months ended September 30, 2008 versus a $235 thousand provision for the nine months ended September 30, 2007. Net charge-offs for the first nine months of 2008 were $123 thousand, compared to $177 thousand for the first nine months of 2007. Despite the $31 million growth in loans not held for sale since December 31, 2007 ($10.8 million of the growth was in lower risk municipal loans), and an increase in nonperforming loans of $3.6 million, the provision of $185 thousand was deemed adequate. For further details see, FINANCIAL CONDITION -"Allowance for Loan Losses" below.

Noninterest income. The following table sets forth changes from the first nine months of 2007 to the first nine months of 2008 for components of noninterest income:

                                                    For The Nine Months Ended September 30,
                                                 --------------------------------------------
                                                  2008      2007     $ Variance    % Variance
                                                  ----      ----     ----------    ----------
                                                            (Dollars in thousands)
Trust income                                     $  287    $  261      $  26           10.0
Service fees                                      2,637     2,516        121            4.8
Net gains on sales of investment securities          16        67        (51)         (76.1)
Write-down of impaired investment securities       (512)         -       (512)        (100.0)
Net gains on sales of loans held for sale           246        98        148          151.0
Other                                               450       211        239          113.3
                                                 ------    ------      -----
     Total noninterest income                    $3,124    $3,153      $ (29)          (0.9)
                                                 ======    ======      =====

Trust Income. Trust income has risen for the nine months ended September 30, 2008 mainly due to a number of new trust relationships.

Service fees. The increase resulted primarily from a rise in overdraft fees of $47 thousand, or 5.1%; merchant program income increase of $32 thousand, or 9.5%; and the increase in ATM/Debit Card usage fees of $63 thousand, or 11.5%. These increases were partially offset by a decline in foreign exchange fees of $38 thousand, or 76.3% as the price of the U.S. dollar compared to most foreign currencies is lower in 2008.

Write-down of impaired investment securities. Two corporate bonds in the available-for-sale investment portfolio were determined to be other than temporarily impaired and were written down by $512 thousand to reflect the fair value of these securities as of September 30, 2008. See FINANCIAL CONDITION - Investment Activities section below.

Net gains on sales of loans held for sale. Residential real estate loans of $17.7 million were sold for a net gain of $246 thousand during the nine months ended September 30, 2008, versus sales of $13.3 million for a net gain of $98 thousand during the nine months ended September 30, 2007.

Other. The receipt of a nontaxable death benefit of $234 thousand from a Company owned life insurance policy during the third quarter of 2008 is the main reason for the increase between years.

Noninterest expense. The following table sets forth changes from the first nine months of 2007 to the first nine months of 2008 for components of noninterest expense:

                                      For The Nine Months Ended September 30,
                                   --------------------------------------------
                                     2008       2007    $ Variance   % Variance
                                     ----       ----    ----------   ----------
                                              (Dollars in thousands)
Salaries and wages                 $ 4,825    $ 4,692      $133          2.8
Pension and employee benefits        1,855      1,721       134          7.8
Occupancy expense, net                 705        620        85         13.7
Equipment expense                      896        821        75          9.1
Expenses of OREO and other
 assets owned, net                     239        123       116         94.3
Equity in losses of affordable
 housing investments                   291        199        92         46.2
Other                                2,787      2,619       168          6.4
                                   -------    -------      ----
  Total noninterest expense        $11,598    $10,795      $803          7.4
                                   =======    =======      ====

Salaries and wages and related expenses. The increase in 2008 over 2007 was due primarily to the addition of two new branches in July and October 2008 and regular salary activity offset partially by a reduction in several staff positions, even as the Company continued to grow. An increase in the accrual for pension plan expense of $32 thousand or 7.8% and a $90 thousand or 13.0% increase in the Company's medical costs for which the Company is self insured up to specific individual and aggregate limits were partially offset by a decrease of $11 thousand or 22.8% in the company's dental insurance costs.

Occupancy expense, net. The $85 thousand or 13.7% increase between periods is due primarily to the increase in snowplowing costs between years due to a winter season of heavy snow and ice, the increase in fuel costs despite the mild winter temperatures, the increase in depreciation and real estate taxes in 2008 as the renovation work on two administrative buildings in Morrisville was completed in 2007, a decrease in rental income, and the increase in rental expense which includes the new Danville, Vermont branch which was opened in July 2008.

Equipment Expense. The $75 thousand increase, or 9.1%, between years is partially due to the purchase of a Microsoft Enterprise license by the Company which allows the Company to increase the number of personal computers on its network and to migrate to future software upgrades, the $23 thousand write-off during the first quarter of 2008 of the undepreciated value of the Company's merchant services equipment which are now being expensed as the value is under the Company's capitalization limit and the write-off during the second quarter of 2008 of $25 thousand for the undepreciated value of the reader/sorter and related equipment and software which are no longer used since the implementation of branch capture imaging hardware and software.

Expenses of OREO and other assets owned, net. Four properties that were held as Other Real Estate Owned were written down to their fair market value less cost to sell totaling $85 thousand. One of those properties was sold in September 2008 and two more have been sold during the fourth quarter 2008. Furniture and fixtures in one of the OREO properties originally valued as Other Assets Owned at $25 thousand were written down to $0 during the third quarter of 2008. Net carrying costs of OREO and other assets owned year to date for 2008 were $239 thousand.

Equity in losses of affordable housing investments. Two new investments in low income housing partnerships were made in late 2007 which increased the amount of equity in the losses of these projects to be recorded in 2008.

Other. The net change between years has many components; including a $28 thousand increase in training and development costs mainly related to the roll out of the new personal computers and related software as well as the new branch imaging system, a $62 thousand increase in professional fees due to the retention of a consulting firm to review director and officer compensation and benefit packages, the outsourcing of stock transfer agent responsibilities effective January 1, 2008 and an increase in audit and accounting services mainly related to SOX 404, an increase in director's fees due to the increase of one outside director on both the Board of the Company and the Bank, and an increase in the year's expenses of foreclosures and other real estate owned which was $49 thousand during 2007 versus $120 thousand during 2008. These increases were partially offset by a decrease in legal fees paid from $114 thousand in 2007 to $62 thousand in 2008.

Income Tax Expense. The Company has provided for current and deferred federal income taxes for the current and all prior periods presented. The Company's provision for income taxes was $652 thousand for the nine months ended September 30, 2008 compared to $1.4 million for the same period in 2007, reflecting the receipt of federal rehabilitation tax credits of $195 thousand available in 2008 resulting from the completion of affordable housing investment partnership projects, the increase of $80 thousand in annual low income housing credits due to the new projects, the nontaxable death benefit of $234 thousand from one of the Company owned life insurance policies, an increase of $88 thousand in nontaxable income from municipal investment income and the decrease in taxable net income between periods. The Company's effective tax rate decreased to just 14.8% for the nine months ended September 30, 2008, from 25.5% for the same period in 2007, reflecting the federal rehabilitation tax credit, increased low income housing credits and increase in nontaxable income.

                              FINANCIAL CONDITION

At September 30, 2008 the Company had total consolidated assets of $423.1 million, including gross loans and loans held for sale ("total loans") of $343.4 million, deposits of $348.6 million and stockholders' equity of $41.2 million. The Company's total assets increased $29.7 million or 7.5% to $423.1 million at September 30, 2008, from $393.4 million at December 31, 2007. Net loans and loans held for sale were $339.9 million, or 80.3% of total assets at September 30, 2008, as compared to $314.8 million, or 80.0% of total assets at December 31, 2007.

Cash and cash equivalents, including federal funds sold and overnight deposits, increased $6.0 million, or 44.7%, to $19.4 million at September 30, 2008, from $13.4 million at December 31, 2007. Interest bearing deposits in banks increased $3.1 million or 26.0% from $11.9 million at December 31, 2007 to $14.9 million at September 30, 2008. These included $5 million in non FDIC insured certificates of deposit with a correspondent approved under the Company's Interbank Liability Policy all of which matured within two weeks of September 30, 2008. Investment securities available-for-sale decreased from $33.8 million at December 31, 2007, to $27.4 million at September 30, 2008, a $6.4 million, or 18.9%, decrease. The securities available-for-sale and interest bearing deposits in banks decreased from 11.6% of total assets at December 31, 2007 to 10.0% at September 30, 2008, reflecting deployment of available cash resources to fund loan demand.

Deposits increased $24.7 million, or 7.6%, to $348.6 million at September 30, 2008, from $324.0 million at December 31, 2007. Noninterest bearing deposits remained flat at $56.2 million at December 31, 2007 and September 30, 2008. Interest bearing deposits increased $24.6 million, or 9.2%, from $267.8 million at December 31, 2007, to $292.4 million at September 30, 2008. (See average balances and rates in the Yields Earned and Rates Paid tables on Page 17) Aggressive rate competition from in-market and out-of-market financial institutions makes deposit accounts harder to attract and retain. Noninterest bearing deposits are especially difficult to develop and increase. It is yet to be seen if increased FDIC insurance coverage and continuing financial and credit market volatility will make it easier to attract and retain deposits in the long run.

Total borrowings increased to $27.6 million at September 30, 2008 from $20.3 million, at December 31, 2007 as the Company took advantage of low rate FHLB of Boston advances available during the first two months of the year to support the growing loan demand at rates much lower and achievable with greater administrative ease than medium term time deposits could be gathered, as well as to specifically match fund a large new loan relationship.

Total stockholders' equity decreased $891 thousand to $41.2 million at September 30, 2008 from $42.1 at December 31, 2007, reflecting net income of $3.8 million for the first nine months of 2008, less regular cash dividends paid of $3.8 million, the purchase of Treasury stock totaling $387 thousand, and an increase of $496 thousand in accumulated other comprehensive loss. (See Capital Resources section on Page 39.)

Loans Held for Sale and Loan Portfolios. At September 30, 2008, the Company's total loan portfolio was $343.4 million, or 81.2% of assets, up from $318.3 million, or 80.9% of assets at December 31, 2007, and up from $315.6 million or 79.4% of assets at September 30, 2007. Total loans (including loans held for sale) have increased $25.1 million since December 31, 2007. Real estate secured loans represented $292.0 million or 85.0% of total loans at September 30, 2008 and $276.5 million or $86.9% of total loans at December 31, 2007. The Company's total loans primarily consist of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Average net loans (including loans held for sale) were $309.4 million for the first nine months of 2007 and have increased to $324.1 million for the first nine months of 2008. The Company sold $17.7 million of loans held for sale during the first nine months of 2008 resulting in a gain on sale of loans of $246 thousand, compared with loan sales of $13.3 million and related gain on sale of loans of $98 thousand for the first nine months of 2007. The Company recognizes that competition for good loans is strong, however is able to originate loans to both current and new customers while maintaining credit quality. Municipal loan generation was much stronger in the annual cycle starting July of 2008 and outstanding loans to municipalities and schools at September 30, 2008 were $25.8 million compared to $15.1 million at December 31, 2007 and $16.8 million at September 30, 2007. The Company has seen a pickup in commercial loan demand during 2008 in part due to lower interest rates which has engendered some refinancing activity, loans generated from the Bank's call program and competitive changes in the Bank's marketplace. The good 2008 winter season in both northern Vermont and New Hampshire also encouraged businesses to put some money back into infrastructure and equipment, generating commercial loan activity. Consumer loan demand has remained steady but residential real estate loan refinancing has declined. Loan demand, as anticipated, has also slowed in 2008 for the construction portfolio, which is seasonal.

The following table shows information on the composition of the Company's total loan portfolio as of September 30, 2008 and December 31, 2007:

Loan Type                                September 30, 2008    December 31, 2007
---------                                ------------------   ------------------
                                           Amount   Percent     Amount   Percent
                                           ------   -------     ------   -------
                                                  (Dollars in thousands)
Residential real estate                  $123,271      35.9   $115,303      36.2
Construction real estate                   22,679       6.6     20,190       6.4
Commercial real estate                    144,222      42.0    133,320      41.9
Commercial                                 18,287       5.3     16,537       5.2
Consumer                                    7,282       2.1      7,175       2.3
Municipal loans                            25,831       7.5     15,069       4.7
Term Federal Funds Sold                         -         -      3,000       0.9
Loans Held for Sale                         1,818       0.6      7,711       2.4
                                         --------     -----   --------     -----
    Total loans                           343,390     100.0    318,305     100.0

Deduct:
Allowance for loan losses                  (3,440)              (3,378)
Unearned net loan fees                        (97)                (111)
                                         --------             --------
    Net loans and loans held for sale    $339,853             $314,816
                                         ========             ========

The Company originates and sells some residential mortgages into the secondary market, with most such sales made to the Federal Home Loan Mortgage Corporation (FHLMC/"Freddie Mac") and the Vermont Housing Finance Agency (VHFA). Recently, the Company entered into a contract with the FHLB of Boston Mortgage Partnership Finance Program (MPF) to sell up to $5 million in loans. To date, the Company has sold $4 million. At September 30, 2008, the Company serviced a $216.3 million residential real estate mortgage portfolio, approximately $93.0 million of which was serviced for unaffiliated third parties. Additionally, the Company originates commercial real estate and commercial loans under various U.S. Small Business Administration, United States Department of Agriculture Rural Development Authority and Vermont Economic Development Authority programs which provide an agency guarantee for a portion of the loan amount. The Company occasionally sells the guaranteed portion of the loan to other financial concerns and will retain servicing rights, which generates fee income. The Company serviced $5.3 million of commercial and commercial real estate loans for unaffiliated third parties as of September 30, 2008. The Company capitalizes servicing rights for both mortgage and commercial loans sold with servicing retained. The Company recognizes gains and losses on the sale of the principal portion of these loans as they occur. The unamortized balance of servicing rights on loans sold with servicing retained was $305 thousand at September 30, 2008, with an estimated market value in excess of their carrying value.

In the ordinary course of business, the Company occasionally participates out, on a non-recourse basis, a portion of commercial, municipal or real estate loans to other financial institutions for liquidity or credit concentration management purposes. The total of loans participated out as of September 30, 2008 was $13.1 million.

Asset Quality. The Company, like all financial institutions, is exposed to certain credit risks including those related to the value of the collateral that secures its loans and the ability of borrowers to repay their loans. The underlying value of real estate collateral has not seen as much of a decline in Vermont and northwestern New Hampshire as has been experienced in other parts of the country and the Company's conservative loan policies have been prudent for both the Company and its customers. Continued market volatility, rising unemployment and weakness in the general economic condition of the country, especially if a decline in discretionary consumer income adversely affects winter tourism to our market area, may have a negative affect on our customers ability to make their loan payments on a timely basis and/or underlying collateral values. Management closely monitors the Company's loan and investment portfolios, other real estate and other assets owned for potential problems and reports to the Company's and the subsidiary's Boards of Directors at regularly scheduled meetings. Policies set forth portfolio diversification levels to mitigate concentration risk.

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

Restructured loans include the Company's troubled debt restructurings that involved forgiving a portion of interest or principal on any loans, refinancing loans at a rate materially less than the market rate, rescheduling loan payments, or granting other concessions to a borrower due to financial or economic reasons related to the debtor's financial difficulties. Restructured loans do not include qualifying restructured loans that have complied with the terms of their restructure agreement for a satisfactory period of time. There were no restructured loans at September 30, 2008 and $184 thousand at December 31, 2007.

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

The Company had loans in nonaccrual status totaling $2.6 million, or 0.77%, of gross loans at September 30, 2008, $3.3 million, or 1.06%, at December 31, 2007, and $2.3 million, or 0.74%, at September 30, 2007. Certain loans in non-accrual status are covered in part by guarantees of U.S. Government or state agencies. Approximately $144 thousand of the balances in this category were covered by such guarantees at September 30, 2008. The aggregate interest income not recognized on nonaccrual loans amounted to approximately $404 thousand and $438 thousand as of September 30, 2008 and 2007, respectively and $457 thousand as of December 31, 2007.

The Company had loans past due 90 days or more and still accruing of $4.4 million, or 1.30%, of gross loans at September 30, 2008, $2.3 million, or 0.74%, at December 31, 2007 and $1.1 million, or 0.34%, at September 30, 2007. Certain loans past due 90 days or more and still accruing interest are covered in part by guarantees of U.S. Government or state agencies. Approximately $1.5 million of the commercial and commercial real estate balances in this category were covered by such guarantees at September 30, 2008. The majority of the increase was in commercial real estate loans with one well secured relationship of $1.9 million comprising the majority of the increase. We are actively working with the borrower to bring the loan back to current status. Our practice as a community bank is, and always will be, to actively work with our troubled borrowers to resolve the borrower's delinquency while maintaining the safe and sound credit practices of the bank and safeguarding our strong capital position.

At September 30, 2008, and December 31, 2007, respectively, the Company had internally classified loans totaling $13 thousand and $21 thousand, respectively. In management's view, such loans represent a higher degree of risk and could become nonperforming loans in the future. While still on a performing status, in accordance with the Company's credit policy, loans are internally classified when a review indicates the existence of any of the following conditions makes the likelihood of collection questionable:

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

The Company has been actively working with customers who may be delinquent or headed for problems due to the downturn in the economy and the slowdown in the residential real estate market. Northern New England did not experience these issues as soon or to the extent as other parts of the country, however the effects have started to be felt. The downturn in the economy, the price of gasoline and heating fuel, and the potential for less tourist traffic are worrisome. To aid customers in reducing their energy costs, the Company has introduced, late in the second quarter of 2008, a new GreenLend(TM) Program working with Efficiency Vermont and the United States Department of Agriculture Rural Development Agency to offer low interest rate loans to consumer and commercial customers to purchase, install or upgrade energy efficient systems or vehicles or renewable energy sources.

One of the benefits of being a community financial institution is our employees' and Boards' knowledge of the community and borrowers which allows us to be proactive in working closely with our loan customers. The Company's delinquency rates have historically run higher than similar institutions while losses have been lower. The Company did not target sub-prime borrowers.

On occasion real estate properties are acquired through or in lieu of loan foreclosure. These properties are to be sold and are initially recorded at the lesser of the recorded loan or fair value less estimated selling costs at the date of the Company's acquisition of the property, with fair value based on an appraisal for more significant properties and on management's estimate for minor properties. The Company evaluates each property on at least a quarterly basis for changes in the fair value of the property. The Company had four residential real estate properties totaling $293 thousand and three commercial real estate properties totaling $1.1 million classified as OREO at September 30, 2008, compared to a total of two properties composed of $10 thousand of residential real estate and $216 thousand of commercial real estate property at December 31, 2007. There was an allowance for losses on OREO of $77 thousand at September 30, 2008 and $25 thousand at December 31, 2007 which have been netted out of the values above. The OREO was included in Other Assets on the Consolidated Balance Sheet at both time periods.

One of the residential and one of the commercial properties, held at September 30, 2008, were sold in October 2008. The Company has scheduled auctions for the other OREO properties over the next few months. Due to an apparent softening in the real estate market the potential to recover all principal and related costs for the auctions is uncertain.

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

For the quarter ended September 30, 2008, the methodology used to determine the provision for loan losses was unchanged from the prior quarter or year except that loans totaling $3.7 million secured by deposit accounts have been broken out separately and a lower risk factor assigned. The Company's loan portfolio balance not held for sale increased $31 million from $310.6 million at December 31, 2007 to $341.6 million at September 30, 2008 mainly due to $8.0 million, or 6.9%, growth in residential real estate loans, $10.9 million, or 8.2%, growth in commercial real estate loans and $10.8 million, or 71.4%, growth in municipal loans. All other types of loans also grew between periods with the exception of the maturity of $3.0 million in Term Federal Funds sold; see chart on page 27 for further details.

As a result of the combined changes in volumes among various loan categories and the net charge-offs for the third quarter of $29 thousand, the Company designated a $45 thousand loan loss provision for the quarter ended September 30, 2008, which left the allowance for loan losses at $3.44 million at September 30, 2008, up $62 thousand from December 31, 2007. The $39 thousand in charge-offs for the quarter included $7 thousand due to credit card fraud, and nine small consumer loan chargeoffs. There were no material changes in the lending programs or terms during the quarter.

The following table reflects activity in the allowance for loan losses for the three and nine months ended September 30, 2008 and 2007:

                                    Three Months Ended,      Nine Months Ended
                                       September 30,           September 30,
                                    -------------------      -----------------
                                     2008         2007        2008       2007
                                     ----         ----        ----       ----
                                              (Dollars in thousands)
Balance at beginning of period      $3,424       $3,326      $3,378     $3,338
Charge-offs
  Real Estate                            -           69          50         99
  Commercial                             -           48          39         48
  Consumer and other                    39            9          74         63
                                    ------       ------      ------     ------
    Total charge-offs                   39          126         163        210
                                    ------       ------      ------     ------
Recoveries
  Real Estate                            -            1           2          9
  Commercial                             1            -           5          2
  Consumer and other                     9            5          33         22
                                    ------       ------      ------     ------
    Total recoveries                    10            6          40         33
                                    ------       ------      ------     ------
Net charge-offs                        (29)        (120)       (123)      (177)
                                    ------       ------      ------     ------
Provision for loan losses               45          190         185        235
                                    ------       ------      ------     ------
Balance at end of period            $3,440       $3,396      $3,440     $3,396
                                    ======       ======      ======     ======

The following table (net of loans held for sale) shows the internal breakdown of the Company's allowance for loan losses by category of loan and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

                                 September 30, 2008      December 31, 2007
                                 ------------------      ------------------
                                 Amount     Percent      Amount    Percent
                                 ------     -------      ------    -------
                                              (Dollars in thousands)
Real Estate
  Residential                    $  762        36.1       $ 710       35.7
  Commercial                      1,906        42.2       2,011       42.9
  Construction                      227         6.6         202        6.5
Other Loans
  Commercial                        423         5.4         277        5.3
  Consumer installment               77         2.1         112        2.3
  Municipal, Other and
   Unallocated                       45         7.6          66        7.3
                                 ------       -----          --      -----
    Total                        $3,440       100.0      $3,378      100.0
                                 ======       =====      ======      =====
Ratio of net charge offs to
 average loans not held for
 sale (1)                                     0.05%                  0.07%
Ratio of allowance for loan
 losses to loans not held
 for sale                                     1.01%                  1.09%
Ratio of allowance for loan
 losses to nonperforming
 loans (2)                                   48.59%                 60.47%

--------------------
(1)   Annualized
(2) Non-performing loans include loans in non-accrual status and loans past due 90 days or more and still accruing.

Notwithstanding the categories shown in the table above, all funds in the allowance for loan losses are available to absorb loan losses in the portfolio, regardless of loan category.

Management of the Company believes, in their best estimate, that the allowance for loan losses at September 30, 2008, is adequate to cover probable credit losses inherent in the Company's loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods, which could be greater than the size of the allowance for loan losses at September 30, 2008. See CRITICAL ACCOUNTING POLICIES. While the Company recognizes that an economic slowdown and financial and credit market turmoil may adversely impact its borrowers' financial performance and ultimately their ability to repay their loans, management continues to be cautiously optimistic about the collectability of the Company's loan portfolio.

Investment Activities. At September 30, 2008, the reported value of investment securities available-for-sale was $27.4 million or 6.5% of assets. The amount in investment securities available-for-sale decreased from $33.8 million, or 8.6% of assets at December 31, 2007 as maturing funds were utilized to fund increased loan demand or placed into FDIC insured certificates of deposits. The Company has no investment in either Fannie Mae or Freddie Mac preferred or common stock or in their subordinated debt.

The Company had no securities classified as held-to-maturity or trading. The reported value of investment securities available-for-sale at September 30, 2008 reflects net unrealized losses of $777 thousand compared to a net unrealized loss of $1 thousand as of December 31, 2007. The offset of the unrealized losses, net of income tax effect, was a $513 thousand loss reflected in the Company's accumulated other comprehensive income (loss) component of stockholders' equity at September 30, 2008.

Information (dollars in thousands) pertaining to investment securities available-for-sale with gross unrealized losses at September 30, 2008 and December 31, 2007; aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

September 30, 2008:                    Less Than 12 Months      Over 12 Months
                                      --------------------   -------------------
                                                   Gross                 Gross
                                        Fair    Unrealized     Fair   Unrealized
                                       Value       Loss       Value      Loss
                                       -----       ----       -----      ----
Debt securities:
  U.S. Government sponsored
   enterprises                        $ 1,498     $  (3)     $    -     $   -
  Mortgage-backed                       4,466       (34)      1,257       (44)
  State and political subdivisions      4,999      (229)          -         -
  Corporate                             8,384      (487)        202       (48)
                                      -------     -----      ------     -----
    Total debt securities              19,347      (753)      1,459       (92)
Marketable equity securities                -         -          11        (3)
                                      -------     -----      ------     -----
      Total                           $19,347     $(753)     $1,470     $ (95)
                                      =======     =====      ======     =====

December 31, 2007:                     Less Than 12 Months      Over 12 Months
                                      -------------------    -------------------
                                                   Gross                 Gross
                                        Fair    Unrealized     Fair   Unrealized
                                       Value       Loss       Value      Loss
                                       -----       ----       -----      ----
Debt securities:
  Mortgage-backed                      $    -     $   -      $6,701     $ (86)
  State and political subdivisions      1,600       (15)        190        (1)
  Corporate                             2,926       (53)      1,875       (78)
                                       ------     -----      ------     -----
    Total debt securities               4,526       (68)      8,766      (165)
Marketable equity securities               14        (1)          -         -
                                       ------     -----      ------     -----
      Total                            $4,540     $ (69)     $8,766     $(165)
                                       ======     =====      ======     =====

The Company evaluates all investment securities on a quarterly basis, and more frequently when economic conditions warrant additional evaluations to determine if an other-than-temporary impairment ("OTTI") exists pursuant to guidelines established in FSP 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which fair value has been less than amortized cost, the financial conditions and near-term prospects of the issuer, and the ability and intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of management's review of the issuer's financial position. If management determines that an investment experienced an OTTI, the loss is recognized in the income statement as a realized loss. Any recoveries related to the value of these securities are recorded as an unrealized gain in other comprehensive income (loss) in stockholder's equity and not recognized in income until the security is ultimately sold.

Based upon an evaluation performed as of September 30, 2008, the Company recorded an impairment charge of $512 thousand related to fixed maturity bonds of American General Finance (an AIG subsidiary) and Lehman Brothers Holdings which were considered to be OTTI at September 30, 2008.

The Company has both the ability and intent to hold debt securities in an unrealized loss position until such time as the value recovers or the securities mature. Management believes that the unrealized losses on debt securities at September 30, 2008 represent temporary impairments. Also, at September 30, 2008, the Company held one marketable equity security that was also in an unrealized loss position and the Company has the ability and intent to hold this security until market recovery. Therefore, management has determined that the unrealized loss on marketable equity securities at September 30, 2008 is temporary.

Further deterioration in credit quality and/or the continuation of the current imbalances in liquidity that exist in the financial marketplace might adversely affect the fair values of the Company's investment portfolio and may increase the potential that certain unrealized losses will be designated as other than temporary in future periods and the Company would incur additional write-downs.

Deposits. The following table shows information concerning the Company's average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the periods ended September 30, 2008, and December 31, 2007:

                                  Nine Months Ended September 30, 2008      Year Ended December 31, 2007
                                  ------------------------------------    -------------------------------
                                                Percent                               Percent
                                    Average     of Total     Average       Average    of Total    Average
                                    Amount      Deposits       Rate        Amount     Deposits      Rate
                                    -------     --------     -------       -------    --------    -------
                                                           (Dollars in thousands)
Non-time deposits:
  Noninterest bearing deposits     $ 51,257       15.7           -        $ 49,727      15.5           -
  NOW accounts                       53,550       16.5        0.58%         55,046      17.2       0.85%
  Money Market accounts              51,268       15.7        2.10%         51,470      16.0       2.65%
  Savings accounts                   40,059       12.3        0.48%         41,377      12.9       0.60%
                                   --------      -----        ----        --------     -----       ----
Total non-time deposits             196,134       60.2        0.81%        197,620      61.6       1.05%
Time deposits:
  Less than $100,000                 81,319       25.0        3.35%         78,237      24.4       4.07%
  $100,000 and over                  48,298       14.8        3.88%         45,138      14.0       4.87%
                                   --------      -----        ----        --------     -----       ----
Total time deposits                 129,617       39.8        3.53%        123,375      38.4       4.37%
                                   --------      -----        ----        --------     -----       ----
Total deposits                     $325,751      100.0        1.42%       $320,995     100.0       2.33%
                                   ========      -----        ----        ========     =====       ====

The Company continues to see some slight erosion of nontime interest bearing deposits, which is more than offset by growth in time deposits.

As a participant in the Certificate of Deposit Account Registry Service (CDARS) of Promontory Interfinancial Network, LLC, there were $13.1 million of time deposits $100,000 or less on the balance sheet at September 30, 2008 which are considered to be "brokered" deposits. The deposits are matched dollar for dollar with Union's customer deposits which have been placed in other financial institutions in order to provide those customers with full FDIC insurance coverage.

The following table sets forth information regarding the Company's time deposits in amounts of $100,000 and over at September 30, 2008 and December 31, 2007 that mature during the periods indicated:

                                        September 30, 2008    December 31, 2007
                                        ------------------    -----------------
                                                 (Dollars in thousands)

Within 3 months                               $15,333              $15,443
3 to 6 months                                   4,924               16,706
6 to 12 months                                 19,929               11,859
Over 12 months                                 11,453                2,135
                                              -------              -------
                                              $51,639              $46,143
                                              =======              =======

The majority of time deposits held by municipalities and school districts mature each year on June 30th which primarily explains the difference between the 3 to 6 months category and the 6 to 12 months category from December 31, 2007 to September 30, 2008. The increase in time deposits over $100,000 maturing in over one year is mainly due to one municipal customer which opened two certificates of deposit maturing during the first quarter of 2010 with balances totaling $8.2 million as of September 30, 2008.

Borrowings. Borrowings from the FHLB of Boston were $27.6 million at September 30, 2008, at a weighted average rate of 4.31%, and $20.3 million at December 31, 2007, at a weighted average rate of 4.83%. Borrowings were up at September 30, 2008 as the Company took advantage of some medium term, low-rate advances to fund increasing loan demand at lower interest rates and easier generation than time deposits could be gathered, as well as to match fund a large new loan relationship.

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

Recent developments in the U.S. and global financial and credit markets, as well as U.S. government measures to address the situation, may also affect the Company's exposure to market risk. See "RECENT DEVELOPMENTS" at page 13.

A key element in the process of managing market risk involves direct involvement by senior management and oversight by the Board of Directors as to the level of risk assumed by the Company in its balance sheet. The Board of Directors reviews and approves all risk management policies, including risk limits and guidelines and reviews quarterly the current position in relationship to those limits and guidelines. Daily oversight functions are delegated to the Asset Liability Management Committee ("ALCO"). The ALCO, consisting of senior business and finance officers, actively measures, monitors, controls and manages the interest rate risk exposure that can significantly impact the Company's financial condition and operating results. The ALCO sets liquidity targets based on the Company's financial position and existing and projected economic and market conditions. The Company does not have any market risk sensitive instruments acquired for trading purposes. The Company attempts to structure its balance sheet to maximize net interest income and shareholder value while controlling its exposure to interest rate risk. Strategies might include selling or participating out loans held for sale or investments available-for-sale.

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

Members of ALCO meet at least weekly to set loan and deposit rates, make investment decisions, monitor liquidity and evaluate the loan demand pipeline. Deposit runoff is monitored daily and loan prepayments evaluated monthly. The Company historically has maintained a substantial portion of its loan portfolio on a variable-rate basis and plans to continue this Asset/Liability Management
(ALM) strategy in the future. Portions of the variable-rate loan portfolio have interest rate floors and caps which are taken into account by the Company's ALM modeling software to predict interest rate sensitivity, including prepayment risk. As of September 30, 2008, the investment portfolio is all classified as available-for-sale and the modified duration was relatively short and there was no investment in either Fannie Mae or Freddie Mac preferred or common stock or in their subordinated debt. The Company does not utilize any derivative products or invest in any "high risk" instruments.

The Company's interest rate sensitivity analysis (simulation) as of December 2007 for a 200 basis point declining rate environment (prime at December 31, 2007 was 7.25% and 5.00% at September 30, 2008) projected the following for the nine months ended September 30, 2008, compared to the actual results:

                                           September 30, 2008
                                 --------------------------------------
                                                             Percentage
                                 Projected       Actual      Difference
                                 ---------       ------      ----------
                                         (Dollars in thousands)
      Net Interest Income          $12,355      $13,072            5.8%
      Net Income                   $ 3,217      $ 3,761           16.9%
      Return on Assets               1.11%        1.25%           12.6%
      Return on Equity              10.32%       12.04%           16.7%

Actual net income is higher than projected mainly due to the higher actual net interest income than projected as interest rates did not drop on January 1st as an immediate shock would imply but the prime rate dropped 75 basis points to 6.5% on January 22, 2008, another 50 basis points to 6.0% on January 30, 2008, a third drop of 75 basis points on March 18, 2008 to 5.25% and a fourth 25 basis point prime rate drop on April 30, 2008 to bring the Prime Rate down to 5.00%. Also, contributing to higher than expected net income was the gain on sale of loans projected at $109 thousand and actual gain for the nine months ending September 30, 2008 was $246 thousand. Proceeds from a Company owned life insurance policy of $234 thousand during the third quarter of 2008 was unanticipated. In addition, the federal rehabilitation tax credits received in the first six months of 2008 of $195 thousand from late 2007 investments in affordable housing partnerships had not been projected in the simulation. Partially offsetting the above mentioned increases were a write down on impaired securities available-for-sale of $512 thousand and write downs and carrying costs of foreclosures and other real estate owned of $222 thousand compared to the projected expense of $51 thousand.

Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements. The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers, to reduce its own exposure to fluctuations in interest rates, and to implement its strategic objectives. These financial instruments include commitments to extend credit, standby letters of credit, interest rate caps and floors written on adjustable-rate loans, commitments to participate in or sell loans, credit enhancements on sold loans, and commitments to buy or sell securities, certificates of deposit or other investment instruments. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheet. The contract or notional amounts of these instruments reflect the extent of involvement the Company has in a particular class of financial instruments.

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

The Company generally requires collateral or other security to support financial instruments with credit risk. As of September 30, 2008 and December 31, 2007, the contract or notional amount of financial instruments that represent credit risk was as follows:

                                         September 30, 2008    December 31, 2007
                                         ------------------    -----------------
                                                 (Dollars in thousands)
Commitments to originate loans                 $ 9,288              $ 7,084
Unused lines of credit                          37,924               35,784
Standby letters of credit                        1,772                1,248
Credit card arrangements                         1,648                1,633
Equity investment commitment to
 housing limited partnership                       214                  214
FHLB of Boston MPF credit enhancement
 obligation, net                                    62                    -
Commitment to purchase treasury stock               43                    -
Commitment to purchase interest
 bearing deposits                                   98                    -
                                               -------              -------
      Total                                    $51,049              $45,963
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

The Company's subsidiary bank is required (as are all banks) to maintain vault cash or a noninterest bearing reserve balance (interest bearing as of October 1, 2008) as established by Federal Reserve regulations. The Bank's average total reserve for the 14 day maintenance period including September 30, 2008 was $451 thousand and for December 31, 2007 was $387 thousand, both of which were satisfied by vault cash. The Company has also committed to maintain a noninterest bearing contracted clearing balance of $1.0 million at September 30, 2008 with the Federal Reserve Bank of Boston.

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

The following table shows the Company's rate sensitivity analysis as of September 30, 2008:

                                                                              Cumulative repriced within
                                                      -------------------------------------------------------------------------
                                                      3 Months     4 to 12      1 to 3       3 to 5       Over 5
                                                       or Less      Months       Years        Years        Years         Total
                                                      --------     -------      ------       ------       ------         -----
                                                                      (Dollars in thousands, by repricing date)
Interest sensitive assets:
  Federal funds sold and overnight deposits           $  3,637     $     -     $     -      $      -      $      -     $  3,637
  Interest bearing deposits in banks                     5,594       3,460       3,633         2,262             -       14,949
  Investment securities available-for-sale (1)(3)        1,170       3,422       8,349         4,465         9,959       27,365
  FHLB Stock                                                 -           -           -             -         1,922        1,922
  Loans and loans held for sale (2)(3)                  93,571      59,453      69,877        66,576        53,816      343,293
                                                      --------     -------     -------      --------      --------     --------
    Total interest sensitive assets                   $103,972     $66,335     $81,859      $ 73,303      $ 65,697     $391,166
                                                      ========     =======     =======      ========      ========     ========

Interest sensitive liabilities:
  Time deposits                                       $ 43,581     $66,432     $22,788      $  3,045      $      -     $135,846
  Money markets                                          8,828           -           -             -        47,069       55,897
  Regular savings                                        3,251           -           -             -        38,096       41,347
  NOW accounts                                          17,660           -           -             -        41,689       59,349
  Borrowed funds                                           223         680       3,592         7,310        15,835       27,640
                                                      --------     -------     -------      --------      --------     --------
    Total interest sensitive liabilities              $ 73,543     $67,112     $26,380      $ 10,355      $142,689     $320,079
                                                      ========     =======     =======      ========      ========     ========

Net interest rate sensitivity gap                     $ 30,429     $  (777)    $55,479      $ 62,948      $(76,992)    $ 71,087
Cumulative net interest rate sensitivity gap          $ 30,429     $29,652     $85,131      $148,079      $ 71,087
Cumulative net interest rate sensitivity gap
 as a percentage of total assets                          7.2%        7.0%       20.1%         35.0%         16.8%
Cumulative net interest rate sensitivity gap
 as a percentage of total Interest
 sensitive assets                                         7.8%        7.6%       21.8%         37.9%         18.2%
Cumulative net interest rate sensitivity gap
 as a percentage of total Interest sensitive
 liabilities                                              9.5%        9.3%       26.6%         46.3%         22.2%

--------------------
(1) Investment securities available-for-sale exclude marketable equity securities with a fair value of $11 thousand and mutual funds with a value of $41 thousand that may be sold by the Company at any time.
(2)   Balances shown net of unearned income of $97 thousand.
(3)   Estimated repayment assumptions considered in Asset/Liability model.

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

The following chart reflects the cumulative results of the Company's latest simulation analysis for the next twelve months on net interest income, net income, return on assets, return on equity and net fair value ratio. Shocks are intended to capture interest rate risk under extreme conditions by immediately shifting to the new level. The projection utilizes a proportional rate shock, of up and down 300 basis points from the September 30, 2008 prime rate of 5.00%, this is the highest and lowest internal slopes monitored. This slope range was determined to be the most relevant during this economic cycle. It should be noted that given the low current prime rate and other key rates at September 30, 2008, the floor rates on various loan and deposit rates may be hit in the down 300 point environment which is handled by the simulation model. What the model can not take into account is what rates the Company will be pressured to accept on loans or pay on deposits given the competitive environment of the financial markets.

                                    INTEREST RATE SENSITIVITY ANALYSIS MATRIX
                                             (Dollars in thousands)

                                                                       Return on      Return on      Net Fair
  12 Months       Prime      Net Interest      Change        Net         Assets         Equity         Value
   Ending         Rate          Income            %        Income          %              %            Ratio

September-09      8.00%         $21,114         15.33      $6,759         1.65          16.54          6.34%
                  5.00%         $18,308          0.00      $4,874         1.15          11.76          8.19%
                  2.00%         $15,189        (17.04)     $2,777         0.58           6.11          9.27%

The resulting projected cumulative effect of these estimates on net interest income and the net fair value ratio for the twelve month period ending September 30, 2009, are within approved ALCO guidelines for interest rate risks but the return on assets and equity in a down 300 basis point shock scenario are lower than Board guidelines. The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk under different rate scenarios.

Liquidity. Managing liquidity risk is essential to maintaining both depositor confidence and stability in earnings. Liquidity is a measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to fund deposit withdrawals, repay borrowings, fund investment and lending activities, and for other general business purposes. The Company's principal sources of funds are deposits, amortization and prepayment of loans and securities, maturities of investment securities and other short-term investments, sales of securities and loans available-for-sale, earnings and funds provided from operations. Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities, reduces the Company's exposure to rollover risk on deposits and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments, draws on unused lines of credit and requests for new loans. The Company's strategy is to fund assets, to the maximum extent possible, with core deposits that provide a sizable source of relatively stable and low-cost funds. For the quarter ended, September 30, 2008, the Company's ratio of average loans to average deposits was 99.2% compared to the prior year of 95.5%.

In addition, as Union Bank is a member of the FHLB of Boston, it had access to unused lines of credit up to $3.7 million at September 30, 2008 over and above the $27.6 million term advances already drawn on the lines, based on FHLB of Boston estimate as of that date; with the purchase of required FHLB of Boston capital stock that amount would rise to $50.1 million. This line of credit could be used for either short or long term liquidity or other needs. In addition to its borrowing arrangements with the FHLB of Boston, Union Bank maintains a $7.5 million pre-approved Federal Funds line of credit with an upstream correspondent bank and a small repurchase agreement line with a selected brokerage house. There were no balances outstanding on either line at September 30, 2008. Union is a member of the Certificate of Deposit Account Registry Service ("CDARS") of Promontory Interfinancial Network which allows Union to provide higher FDIC deposit insurance to customers by exchanging deposits with other members and allows Union to purchase deposits from other members as another source of funding. There were no purchased deposits at either September 30, 2008 or December 31, 2007, although Union had exchanged $13.1 million and $6.6 million of deposits, respectively, with other CDARS members at those dates.

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

The Company's management monitors current and projected cash flows and adjusts positions as necessary to maintain adequate levels of liquidity. Although approximately 81.0% of the Company's time deposits will mature within twelve months, management believes, based upon past experience, (percentage of time deposits to mature within twelve months has ranged from 72.3% to 87.8% over the preceding eight years) the relationships developed with local municipalities, and the variety of deposit products, that Union Bank will retain a substantial portion of these deposits. Management has started to see a trend for renewing customers to place their funds in longer term certificates of deposit during 2008 as rates have continued to fall and the stock market has seen unparalleled volatility. Management will continue to offer a competitive but prudent pricing strategy to facilitate retention of such deposits. The proliferation of certificate of deposit specials, the ever increasing utilization of the internet to shop for the best rate and the general economic uncertainty have contributed to the relatively slow growth of the Company's deposit base. A reduction in total deposits could be offset by purchases of federal funds, purchases of deposits, short-or-long-term FHLB borrowings, utilization of the repurchase agreement line, or liquidation of investment securities, purchased brokerage certificates of deposit or loans held for sale. Such steps could result in an increase in the Company's cost of funds or a decrease in the yield earned on assets and therefore adversely impact the net interest spread and margin. Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. However, any projections of future cash needs and flows are subject to substantial uncertainty. Management continually evaluates opportunities to buy/sell securities available-for-sale and loans held for sale, obtain credit facilities from lenders, or restructure debt for strategic reasons or to further strengthen the Company's financial position.

Capital Resources. Capital management is designed to maintain an optimum level of capital in a cost-effective structure that meets target regulatory ratios; supports management's internal assessment of economic capital; funds the Company's business strategies; and builds long-term stockholder value. Dividends are generally increased in line with long-term trends in earnings per share growth and conservative earnings projections, while sufficient profits are retained to support anticipated business growth, fund strategic investments and provide continued support for deposits. However, for the three months ended September 30, 2008, dividends per share exceeded earnings per share resulting in a dividend payout ratio of 107.7% and to 100.0% for the nine months ended September 30, 2008. The Company and its subsidiary are considered well capitalized under the capital adequacy requirements to which they are subject even with these payout ratios. The Company continues to evaluate growth opportunities both through internal growth or potential acquisitions. The higher dividend payouts and treasury stock purchases of the last few years reflects the Board's desire to utilize our capital for the benefit of the shareholders until the right opportunities are found.

The total dollar value of the Company's stockholders' equity at September 30, 2008 was down $891 thousand from December 31, 2007 at $42.1 million, reflecting net income of $3.8 million for the first nine months of 2008, less cash dividends paid of $3.8 million, the purchase of 19,328 shares of Treasury stock totaling $387 thousand, and an increase of $496 thousand in accumulated other comprehensive loss.

Union Bankshares, Inc. has 7,500,000 shares of $2.00 par value common stock authorized. As of September 30, 2008, the Company had 4,921,786 shares issued, of which 4,483,641 were outstanding and 438,145 were held in Treasury.

The Board of Directors has authorized the repurchase of up to 100,000 shares of common stock, or approximately 2.2% of the Company's outstanding shares at the authorization date, for an aggregate repurchase cost not to exceed $2.15 million. Shares can be repurchased in the open market or in negotiated transactions. The repurchase program is open for an unspecified period of time and was reauthorized by the Board of Directors at their March 19, 2008 meeting. As of September 30, 2008 the Company had repurchased 19,328 shares under this program, for a total cost of $387 thousand during the first nine months of 2008, and 77,197 shares at a total cost of $1.6 million since the inception of the program in November 2005.

As of September 30, 2008, there were outstanding employee incentive stock options with respect to shares of the Company's common stock, granted pursuant to Union Bankshares' 1998 Incentive Stock Option Plan. As of such date, 10,000 options for 10,000 shares were currently exercisable; however none of those options were "in the money". Of the 75,000 shares authorized for issuance under the 1998 Plan, 42,200 shares that had been available for future option grants were taken out of reserve when the 1998 Plan expired in May 2008. During the third quarter of 2008, 3,500 of these options lapsed as a retired executive officer chose not to exercise the options since none were "in the money." A new plan called the 2008 Incentive Stock Option Plan of Union Bankshares, Inc. and Subsidiary was approved by the shareholders at the 2008 annual meeting. The stock to be issued upon exercise of options granted under this Plan consists of authorized but unissued shares of the common stock and/or shares held in treasury. Subject to standard anti-dilution adjustments the aggregate number of shares of common stock that may be delivered upon exercise of all options granted under the Plan may not exceed fifty thousand (50,000) shares. The Corporation will at all times reserve and keep available such number of shares of common stock as shall be sufficient to satisfy the requirements of the Plan. During the third quarter of 2008, no incentive stock options were granted or exercised pursuant to either the 2008 or the 1998 plans.

Union Bankshares, Inc. and Union Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Management believes, as of September 30, 2008, that both companies met all capital adequacy requirements to which they are subject. As of September 30, 2008, the most recent calculation categorizes Union Bank as well capitalized under the regulatory framework for prompt corrective action. The prompt corrective action capital category framework applies to FDIC insured depository institutions such as Union but does not apply directly to bank holding companies such as the Company. To be categorized as well capitalized, Union Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. As a bank holding company, the Company is subject to substantially similar capital adequacy requirements of the Federal Reserve Board.

There are no conditions or events between September 30, 2008 and November 7, 2008 that management believes have changed either company's category.

Union Bank's and the Company's actual capital amounts and ratios as of September 30, 2008, are presented in the following table:

                                                                                            Minimums
                                                                                           To Be Well
                                                                      Minimums         Capitalized Under
                                                                     For Capital       Prompt Corrective
                                                 Actual             Requirements       Action Provisions
                                           -----------------      ----------------     ------------------
                                           Amount     Ratio       Amount     Ratio      Amount      Ratio
                                           ------     -----       ------     -----      ------      -----
                                                                (Dollars in thousands)
Total capital to risk weighted assets
  Union Bank                               $45,783     15.7%      $23,374     8.0%      $29,217     10.0%
  Company                                  $46,527     15.9%      $23,425     8.0%          N/A       N/A
Tier I capital to risk weighted assets
  Union Bank                               $42,343     14.5%      $11,681     4.0%      $17,521      6.0%
  Company                                  $43,078     14.7%      $11,714     4.0%          N/A       N/A
Tier I capital to average assets
  Union Bank                               $42,343     10.2%      $16,556     4.0%      $20,696      5.0%
  Company                                  $43,078     10.9%      $15,823     4.0%          N/A       N/A

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Information called for by this item is incorporated by reference in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "OTHER FINANCIAL CONSIDERATIONS" on pages 34 through 38 in this Form 10-Q.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company's chief executive officer and chief financial officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2008. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.

Changes in Internal Controls over Financial Reporting. There was no change in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no known pending legal proceedings to which the Company or its subsidiary is a party, or to which any of their properties is subject, other than ordinary litigation arising in the normal course of business activities. Although the amount of any ultimate liability with respect to such proceedings cannot be determined, in the opinion of management, any such liability would not have a material effect on the consolidated financial position or results of operations of the Company and its subsidiary.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

                                          ISSUER PURCHASES OF EQUITY SECURITIES
                                          -------------------------------------
                                                                                                    Maximum Number of
                                                                                                  Shares that May Yet Be
                                                           Total Numbers of Shares Purchased         Purchased Under
                  Total Number of      Average Price      as Part of Publicly Announced Plans          the Plans or
    Period        Shares Purchased     Paid per Share               or Programs (1)                      Programs
--------------    ----------------     --------------     -----------------------------------     ----------------------

July 2008                  -               $    -                            -                            27,984
August 2008            1,481               $20.46                        1,481                            26,503
September 2008         3,700               $20.49                        3,700                            22,803

(1)   Since November 18, 2005, the Company has maintained an informal stock repurchase program pursuant to which the
      Company may repurchase up to $2.15 million or 100,000 shares of common stock, or approximately 2.2% of the
      Company's outstanding shares as of the authorization date. Shares can be repurchased in the open market or in negotiated transactions. The repurchase program is open for an unspecified period of time and as such was reauthorized by the Board of Directors at their March 19, 2008 meeting. As of September 30, 2008 the Company had repurchased 19,328 shares under this program for a total cost of $387 thousand during 2008. Since inception of the program, the Company has repurchased 77,197 shares at a total cost of $1.6 million.

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

                                 Union Bankshares, Inc.

November 7, 2008                 /s/ Kenneth D. Gibbons
                                 -------------------------------------
                                 Kenneth D. Gibbons
                                 Director, President and
                                 Chief Executive Officer

November 14, 2008                /s/ Marsha A. Mongeon
                                 -------------------------------------
                                 Marsha A. Mongeon
                                 Chief Financial Officer and Treasurer
                                 (Principal Financial Officer)


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