Form 10-K
period 2008-12-31
UNION BANKSHARES INC
filed 2009-03-31
CIK 706863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008	Commission file number 001-15985

UNION BANKSHARES, INC.

VERMONT	03-0283552

P.O. BOX 667

20 LOWER MAIN STREET

MORRISVILLE, VT   05661-0667

Registrant’s telephone number:   802-888-6600

Former name, former address and former fiscal year, if changed since last report: Not applicable

Securities registered pursuant to section 12(b) of the Act:

Common Stock, $2.00 par value	The NASDAQ Stock Market LLC
(Title of class)	(Exchanges registered on)

Securities registered pursuant to Sections 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” ”accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer [  ] (Do not check if a smaller reporting company)

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2008 was $60,659,150 based on the closing price on the American Stock Exchange on such date of $20.05 per share. For purposes of this calculation, all directors, executive officers, and named executives of the Registrant are assumed to be affiliates. Such assumption, however, shall not be deemed to be an admission of such status as to any such individual.

As of March 20, 2009 there were 4,470,351 shares of the registrant’s $2 par value common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specifically designated portions of the following documents are incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

Document	Part
Annual Report to Shareholders for the year ended December 31, 2008	I, II
Proxy Statement for the 2009 Annual Meeting of Shareholders	III

UNION BANKSHARES, INC.

(a)

The information required by Part I, Item 2 and Part II, Items 5, 7, 7A, and 8 is incorporated herein by reference, in whole or in part, from the 2008 Annual Report to Shareholders.

(b)

The information required by Part III Items 10, 11, 12, 13 and 14 is incorporated herein by reference, in whole or in part, from the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2009 The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to specifically incorporate by reference the information referred to in Items 407(d)(1)-(3), 201(f) and 407(e)(5) of Regulation S-K.

Part I–Item 1 Business

General: Union Bankshares, Inc. (“Company”) is a one-bank holding company whose subsidiary is Union Bank (“Union”). It was incorporated in the State of Vermont in 1982. Union Bank was organized and chartered as a State bank in 1891 and became a wholly owned subsidiary of the Company in 1982 upon its formation. Both Union Bankshares, Inc. and Union Bank are headquartered in Morrisville, Vermont.

The Company has one definable business segment, Union Bank, which is a commercial bank operating in northern Vermont and northeastern New Hampshire. Union is a community bank that provides a full range of commercial and retail banking services. The purpose of Union is to make a profit for the Company while competitively serving the financial needs of the communities, the businesses, and the citizens within its service area. The Company’s business is that of a community bank in the financial services industry.

Union Bank opened two new full service branches in St. Albans and Danville, Vermont in July and October 2008, respectively. The St. Albans branch extends our service area to the western region of the state. The Company had both loan and deposit growth in 2008 resulting from the opening of these branches.

Union has 159 full time equivalent employees and considers its employee relations to be satisfactory. The Company, itself, does not have any paid employees.

The Company’s income is derived principally from interest on loans and earnings on other investments. Its primary expenses arise from interest paid on deposits and borrowings and general overhead expenses. The consolidated assets of the Company have grown from $357 million to $440 million over the last five years or 23.2% while consolidated deposits have grown from $305 million to $364 million or 19.3% during that same period. The Company had especially strong growth in both loans and deposits during 2008. Please refer to the financial statements and supplementary data of the Company’s 2008 Annual Report to Shareholders, contained in Exhibit 13 to this report and incorporated herein by reference for further details.

Description of Services: The Company offers full retail and commercial banking services to its customers including image checking and E-statements. The Company primarily emphasizes providing retail banking services to individuals living within its market area and commercial banking services to small and medium-sized corporations, partnerships, and sole proprietorships, as well as nonprofit organizations, local municipalities and school districts. The Company’s lending activities are targeted at increasing residential mortgage and construction loan originations, and expanding commercial and municipal lending, including the commercial real estate market. The Company works with customers and its business partners and government agencies to design financing that best meets our customers’ needs, which might include involvement of the Vermont Housing Finance Agency, the Small Business Administration (“SBA”), the U.S. Department of Agriculture Rural Development Agency, the Federal Home Loan Bank (“FHLB”) of Boston or Efficiency Vermont, to name a few. The Company utilizes its lending activities to develop broader customer relationships in areas served by its network of branches as a means to augment deposits. The Company produces loans for its portfolio as well as periodically sells or participates out a portion of the loans produced to mitigate interest rate or credit risk. See “Discussion of Financial Condition” in Part II-Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), for information on the composition of the Company’s loan portfolio by type of loan including loans held for sale and on asset quality.

The Company’s retail loan portfolio consists primarily of mortgage loans, construction (B.U.I.L.D.) loans, home equity loans or lines of credit, traditional installment loans and personal lines of credit. The Company’s commercial loan portfolio consists of term loans, lines of credit and commercial real estate loans provided to primarily locally based borrowers. The municipal loan portfolio consists of term loans and construction financing.

During 2008, the Company introduced a number of new products to our market; among them was a Health Savings Account, an electronic “VIRTUA!” account and “Greenlend” residential and commercial loans at very competitive interest rates.

Other services or products offered to our customers include, but are not limited to, the following:

•

Commercial loans for business purposes to business owners and investors for plant and equipment, lines of credit, working capital, real estate renovation, and other sound business purposes;

•

Commercial real estate loans on income producing properties, including commercial construction loans;

•

SBA guaranteed loans;

•

Online cash management services, including account reconciliation, credit card depository, Automated Clearing House origination, wire transfers and night depository;

•

Municipal term loans and construction financing;

•

Merchant credit card services for the deposit and immediate credit of sales drafts from retail merchants, restaurants, professionals and the local tourism industry;

•

Debit MasterCard and VISA credit cards;

•

Business checking accounts;

•

Other services based on the individual needs of the customer including standby letters of credit, travelers or bank checks, and safe deposit boxes;

•

Automated Teller Machine (“ATM”) services and cards;

•

Telephone and Internet banking services, including bill pay;

•

Home improvement loans, home equity lines of credit, and overdraft checking privileges against preauthorized lines of credit;

•

Residential mortgage loans;

•

B.U.I.L.D. loans for residential construction;

•

Retail depository services including personal checking accounts, NOW accounts, savings accounts, money market accounts, certificates of deposit, and IRA/SEP/KEOGH accounts; and

•

Asset Management services to individuals and organizations.

The deposits of Union are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”) up to legal limits (generally $250,000 per depositor) with an unlimited level of insurance coverage available for certain noninterest bearing transaction accounts. Additional insurance coverage is also available through Union’s participation in the Certificate of Deposit Account Registry Service (“CDARS”) of Promontory Interfinancial Network.

Consistent with the objective of the Company to serve the needs of individuals, businesses and others within the communities served, the Company seeks to concentrate its assets in loans. For the year ended December 31, 2008, the Company’s rate of average loans to average deposits was 97.0%. To be consistent with the requirements of prudent banking practices, adequate assets are invested in high-grade securities to provide liquidity, diversification of income sources and safety. See “Discussion of Financial Condition” in Part II-Item 7, “MD&A” and incorporated herein by reference, for information on the composition of Union’s investment portfolio by type and maturity as well as other sources of liquidity.

The risk of nonpayment (or deferred payment) of loans is inherent in commercial banking. The Company’s marketing focus on individuals and small- to medium-sized businesses results in the assumption by it of certain lending risks. Management carefully evaluates all loan applications and attempts to minimize credit risk exposure by the use of uniform loan underwriting guidelines, approval and monitoring procedures, however, there can be no assurance that such measures will entirely reduce such lending risks. See “Risk Factors” in Part II-Item 7 “MD&A” and incorporated herein by reference for additional information about the risks inherent in the Company’s business.

Source of Business: Management believes that the market segments targeted, individuals, small to medium sized businesses, and municipalities in the Company’s market area, demand the convenience and personal service that a smaller, independent financial institution can offer. It is these themes of convenience and personal service that form the basis of the Company’s business development strategies. At December 31, 2008, Union maintained 15 branch offices and 31 ATMs, and also provided many of its services via the telephone and the Internet.

Management’s operational strategy includes continued evaluation of changing market needs and design and implementation of products and services to meet those needs, as well as the establishment and maintenance of necessary infrastructure necessary to deliver those products and services effectively and efficiently. Measures taken by management in recent years to implement this approach have included the expansion to a full service branch location in Littleton, New Hampshire in March 2006; the introduction of a new, more competitive small business checking account; the introduction of tiered variable-rate certificates of deposit which also allow additional deposits and limited withdrawals; and the addition of another ATM location. Strategies for 2007 included the expansion of the Company’s Main Office; the announcement of two additional branch locations in Danville and St. Albans, Vermont which were completed in 2008; the installation of new “platform” software to streamline new deposit processing, document imaging; Check 21 imaging; and a new internal computer network. Strategies for 2008 in addition to the completion of the two aforementioned branches were the addition of remote item capture at all branches; the addition in the trust services division of another experienced officer; the addition of new avenues to sell loans via the FHLB of Boston Mortgage Partnership Finance Program; the strengthening of relationships with other local financial institutions to be able to share services or participate loans to; the introduction of Health Savings and electronic “VIRTUA!” accounts; the introduction of the “Greenlend” energy efficiency and renewable energy loan programs; the outsourcing of the Company’s transfer agent responsibilities to provide shareholders with “book entry” securities and online access to their investor information; and a successful effort to take advantage of the new technologies implemented to promote internal efficiencies which resulted in a decrease in the number of full-time equivalent employees during 2008 despite the addition of two new branch locations. Strategies for 2009 include increasing visibility of the Company and its services in the two communities where branches were opened in the second half of 2008; reviewing the profitability of branch and ATM locations as well as exploring expansion opportunities; evaluating the offering of remote deposit capture to commercial customers; and continuing to closely monitor credit and interest rate risk given the current state of the financial markets and the economy. The directors and management of the Company intend to continue to offer products and services that will allow the Company to manage responsibly the growth of its assets, while building and enhancing stockholder value, preserving Union Bank’s image as a premier Vermont community bank and building that reputation in the northern New Hampshire market.

The Company seeks to capitalize upon the extensive business and personal contacts and relationships of its Directors, Advisory Board members and Officers to continue to develop the Company’s customer base, as well as relying on Director and Advisory Board referrals, officer-originated calling programs and customer and shareholder referrals. Two regional advisory boards in Littleton, New Hampshire and St. Albans, Vermont have been added in recent years to assist with the Company’s continuing growth in those geographic areas.

Competition: The Company and Union face substantial competition for loans and deposits in their market area from local commercial banks, savings banks, tax-exempt credit unions, mortgage brokers, and financial services affiliates of bank holding companies, as well as from national financial service providers such as mutual funds, brokerage houses, insurance companies, consumer finance companies and internet banks. Within the Company’s market area are branches of several commercial and savings banks that are substantially larger than the Company. Union focuses on its community banking niche and on providing convenient locations, hours and modes of delivery to provide superior customer service. We have seen over the last four months of 2008 and continuing into 2009, a trend by customers to turn to local community banks to fulfill their financial needs with organizations and people they know and trust. We are hopeful that this trend will continue.

In order to compete with the larger financial institutions in its service area, Union capitalizes on the flexibility and local autonomy which is accorded by its independent status. This includes an emphasis on personal service, timely decision making, local promotional activity, and personal contacts and community service by Union’s officers, directors and employees. The Company strives to educate the public about the strength of the Company and the local economy in light of the national and global problems in the real estate and financial markets.

The Company competes for checking, savings, money market accounts and other deposits by offering depositors competitive products and rates, personal service, local area expertise, convenient locations and access, and an array of financial services and products. Deposit “specials” offered by local and national competitors as well as the variety of nonbanking investment avenues open to our customers and the public can make deposit growth challenging.

The competition in originating real estate and other loans comes principally from commercial banks, savings banks, mortgage banking companies and credit unions. The Company competes for loan originations primarily through the interest rates and loan fees it charges, the types of loans it offers, and the efficiency and quality of services it provides. In addition to residential mortgage lending and municipal loans, the Company also emphasizes commercial real estate, construction, and both conventional and SBA guaranteed commercial lending. Factors that affect the Company’s ability to compete for loans include general and local economic conditions, prevailing interest rates including the “prime” rate, and pricing volatility of the secondary loan markets. The Company promotes an increased level of personal service and expertise within the community to position itself as a lender to small to middle market business and residential customers, which tend to be under-served by larger institutions.

The Company competes for personal and institutional trust business with trust companies, commercial banks having trust departments, investment advisory firms, brokerage firms, mutual funds and insurance companies.

The competitive environment for financial institutions has undergone significant change in recent years (see “Financial Services Modernization” below) but the Company anticipates a significant scale back of the powers granted to various financial institutions given the meltdown in the financial markets over the last few months. It is unfortunate that “banks” are being blamed for many of the problems as a community banking organization like Union Bankshares, which engages in traditional banking activities, differs markedly from the large international financial organizations that engage in risky financial activities and that may have a retail bank as part of their portfolio of companies. The Company and it’s officers will continue to be active members of the communities we serve and strong advocates for community banks and the safety and soundness of these institutions.

Tax-exempt credit unions are becoming an increasingly significant source of competition. Credit union common bond requirements and the definition of a credit union “member” have been interpreted liberally by federal and state credit union regulators while at the same time, the scope of products credit unions are permitted to offer has steadily expanded, resulting in greater penetration of this tax-advantaged segment of the financial services industry into traditional banking markets. In February of 2003, the SBA expanded the eligibility of certain lenders programs to include all credit unions. In addition, during 2005, Vermont’s credit union statute was comprehensively updated, granting state-chartered credit unions significantly expanded powers to offer financial products and services beyond those traditionally offered by credit unions.

Competitive change is also occurring due to rapid technological advances which increasingly permit the delivery of financial products and services without the need for a physical presence in the market area served and which also are likely to diminish the importance of traditional “bricks and mortar” in market presence and reduce the role of financial intermediaries, such as banks, in the transfer of funds between parties. As a result, the Company’s future success will depend in part on its ability to address customers’ needs by using technology.

Recent Developments: The U.S. and global economies have experienced and are experiencing significant stress and disruptions in the financial sector. Dramatic slowdowns in the housing industry with falling home prices and increasing foreclosures and unemployment have resulted in major issues for some financial institutions, including government-sponsored entities and investment banks. These issues have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.

Despite the volatile economy, Vermont has the lowest residential foreclosure rate in the country. Also, as northern New England had not experienced the dramatic run up in housing prices, likewise, we have not seen the values drop as far as other parts of the country.

In response to the financial crisis affecting the banking and financial markets, in October 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the Federal Deposit Insurance Corporation temporarily increased the deposit insurance coverage limits to $250,000 per ownership category at each insured financial institution until December 31, 2009. Also, the U.S. Treasury (“the Treasury”) was granted the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets under the Troubled Asset Purchase Program (the “TARP”).

In addition, the Treasury has been authorized to purchase equity stakes in U.S. financial institutions. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP” Capital Purchase Program”), from the $700 billion authorized by the EESA, the Treasury is authorized to invest up to $250 billion of capital in U.S. financial institutions in the form of preferred stock and common stock warrants. Participating publicly-held financial institutions are required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program and are restricted from increasing dividends to common shareholders or repurchasing common stock for three years without the consent of the Treasury.

Further, after receiving a recommendation from the Boards of the FDIC and the Federal Reserve System (the “FRB”), the Treasury signed the systemic risk exception to the FDIC Act, enabling the FDIC to temporarily provide a 100% guarantee of the senior unsecured debt of all FDIC-insured institutions and their holding companies, as well as 100% of deposits in noninterest bearing transaction deposit accounts under a Temporary Liquidity Guarantee Program. Coverage under the Temporary Liquidity Guarantee Program was available for 30 days without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for noninterest bearing transaction deposits in excess of the $250,000 insured deposit limit.

The Company made a decision to participate in the Temporary Liquidity Guarantee Program regarding the Noninterest Bearing Deposit Account Guarantee but to opt out of the Senior Unsecured Debt Guaranty portion of that program. The Company also decided it was not in the best interest of the Company or its shareholders to participate in either the Troubled Asset Purchase Program or the Capital Purchase Program available under TARP given the strength of the Company’s capital position, the nature of the government restrictions with the possibility of additional restrictions in the future, and the fact that the Company did not target sub-prime borrowers.

On February 10, 2009, the Secretary of the Treasury announced a new comprehensive financial stability plan (the “Financial Stability Plan”), authorized under the EESA. The major elements of the Financial Stability Plan include: (i) a capital assistance program that will invest in convertible preferred stock of certain qualifying institutions, (ii) a consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances, (iii) a new public-private investment fund that will leverage public and private capital with public financing to purchase up to $500 billion to $1 trillion of legacy “toxic assets” from financial institutions, and (iv) assistance for homeowners to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs. In addition, all banking institutions with assets over $100 billion will be required to undergo a comprehensive “stress test” to determine if they have sufficient capital to continue lending and to absorb losses that could result from a more severe decline in the economy than projected. Institutions receiving assistance under the Financial Stability Plan going forward will be subject to higher transparency and accountability standards, including restrictions on dividends, acquisitions and executive compensation and additional disclosure requirements.

The FDIC adopted a revised, risk-based assessment system to determine assessment rates to be paid by member institutions, such as Union. Under this revised assessment system, risk is defined and measured using an institution’s supervisory ratings, combined with certain other risk measures, including certain financial ratios and long-term debt issuer ratings. The annual risk based assessment rates for 2008 ranged from $0.05 to $0.43 per $100 of insured deposits. The annual risk based assessment rates for 2009 were from $0.12 to $0.50 for the first quarter and have been set to $0.07 to $0.775 for the second quarter. The FDIC also has introduced three adjustments that could be made to an institution’s initial base assessment rate starting in the second quarter of 2009: (i) a potential decrease for long-term unsecured debt, including senior and subordinated debt and, for smaller institutions, a portion of Tier 1 capital, (2) a potential increase for secured liabilities above a threshold amount; and (3) for non-Risk Category 1 institutions, a potential increase for brokered deposits above a threshold amount. In addition, the FDIC announced a special assessment of up to 20 basis points to be assessed on deposits at June 30, 2009 and collected on September 30, 2009. The FDIC may also impose an emergency special assessment after June 30, 2009 up to 10 basis points if the FDIC deems that an additional special assessment is necessary to maintain public confidence in federal deposit insurance.

Union Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank (“FHLB”) provides a central credit facility primarily for member institutions. Members of the FHLB are required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loan and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. Union Bank was in compliance with this requirement with an investment in FHLB of Boston (“FHLBB”) stock at December 31, 2008 of $1.9 million. At December 31, 2008, Union Bank had $27.4 million outstanding FHLBB advances.

The Federal Home Loan Banks are required to provide funds for certain purposes, including the resolution of insolvent thrifts in the late 1980s, and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB advances increased, a member bank affected by such reduction or increase would likely experience a reduction in its net interest income. Legislation has changed the structure of the Federal Home Loan Banks’ funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. In late 2008, the FHLBB increased its retained earnings target in light of ongoing market volatility. In early 2009, the Company was notified that the FHLBB had reaffirmed its late-2008 announcement placing a moratorium on excess stock repurchases and suspended its dividend for the first quarter of 2009. The FHLBB further noted that there exists considerable uncertainty about the amount of future FHLBB dividend payouts. For 2008 and 2007, cash dividends from the FHLBB to Union Bank amounted to $95 thousand and $63 thousand, respectively. There can be no assurance that these recent announcements and actions by the FHLBB will not cause a decrease in the value of the FHLBB stock held by Union Bank.

It is not clear at this time what impact the EESA, the TARP Capital Purchase Program, the Temporary Liquidity Guarantee Program, other liquidity and funding initiatives of the FRB, the FDIC, and other agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the Company and the U.S. and global financial markets.

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

As a Vermont-chartered commercial bank, Union is subject to regulation, examination, and supervision by the Vermont Banking Department and the FDIC. Regular examinations of Union by the Vermont Banking Department and the FDIC include examination of the bank’s financial condition and operations, including but not limited to its capital adequacy, loan reserves, loans, investments, earnings, liquidity, compliance with laws and regulations, record of performance under the federal Community Reinvestment Act of 1977, as amended (“CRA”) as well as under the Bank Secrecy Act, and the performance of its management.

In addition the Company, as a registered one bank holding company, is subject to regulation, examination and supervision by the FRB.

The Company is also under the jurisdiction of the Securities and Exchange Commission (“SEC”) for matters relating to the offering and sale of its securities as well as investor reporting requirements. The Company is subject to restrictions, reporting requirements and review procedures under federal securities laws and regulations. The Company’s common stock is listed on the NASDAQ Stock Market LLC (“NASDAQ”) under the trading symbol “UNB” and accordingly, the Company is subject to the rules of NASDAQ for listed companies.

The regulations of these authorities govern certain of the operations of the Company and its subsidiary. The following discussion summarizes the material aspects of various material federal and state banking laws and regulations that apply to the Company and Union. This summary does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

Federal Reserve Board Policies and Reserve Requirements. The monetary policies and regulations of the FRB have had a significant effect on the operating results of banks in the past and are expected to continue to do so in the future. FRB policies affect the levels of bank earnings on loans and investments and the levels of interest paid on bank deposits through the Federal Reserve System’s open-market operations in United States government securities, regulation of the discount rate on bank borrowings from Federal Reserve Banks and regulation of non-earning reserve requirements. Regulation D promulgated by the FRB requires all depository institutions to maintain reserves against their transaction accounts (generally, demand deposits, NOW accounts and certain other types of accounts that permit payments or transfers to third parties) and non-personal time deposits (generally, money market deposit accounts or other savings deposits held by corporations or other depositors that are not natural persons, and certain other types of time deposits), subject to certain exemptions. As of December 31, 2008, Union’s reserve requirement was approximately $423 thousand which was satisfied by vault cash.

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

The FRB has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB’s view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and rate of earnings retention that is consistent with the company’s capital needs, asset quality, and overall financial condition.

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

Source of Strength. Under FRB policy, bank holding companies, such as Union Bankshares Inc., are required to act as a source of financial and management strength to their subsidiary banks, such as Union, and to commit resources to support them. This support may be called for at times when a bank holding company may not have the required resources to do so.

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

Affiliate Restrictions. Bank holding companies and their affiliates are subject to certain restrictions under the Federal Reserve Act in their dealings with each other, such as in connection with extensions of credit, transfers of assets, and purchase of services among affiliated parties. Generally, loans or extensions of credit, issuance of a guarantee or letter of credit, investments or purchases of assets by a subsidiary bank from a bank holding company or its affiliates are limited to 10% of the bank's capital and surplus (as defined by federal regulations) with respect to each affiliate and to 20% in the aggregate for all affiliates, and borrowings are also subject to certain collateral requirements. These transactions, as well as other transactions between a subsidiary bank and its holding company or other affiliates must generally be on arms-length terms, that is, on terms comparable to those involving nonaffiliated companies. Further, under the Federal Reserve Act and FRB regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in-arrangements in connection with extensions of credit or lease or sale of property, furnishing of property or services to third parties. The Company and Union are subject to these restrictions in their intercompany transactions.

Bank. The various laws and regulations applicable to Union that are administered by the FDIC and the Vermont Banking Commissioner affect Union’s corporate practices, such as payment of dividends, incurring of debt and acquisition of financial institutions and other companies. These laws also affect its business practices, such as payment of interest on deposits, guidelines on concentrations in commercial real estate lending, limitations on loans to one borrower, the charging of interest on loans, privacy issues and the location of offices. If, as a result of an examination of the Bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory, or that the Bank or its management is violating or has violated any law or regulations, various remedies are available to the FDIC. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the Bank’s deposit insurance. The Vermont Department of Banking has many of the same remedial powers. There are no outstanding regulatory orders resulting from regulatory examinations of the Company or Union.

Dividend Limitations. As a holding company, the Company’s ability to pay dividends to its stockholders is largely dependent on the ability of its subsidiary to pay dividends to it. Payment of dividends by Vermont-chartered banks, such as Union, is subject to applicable state and federal laws. Under Vermont banking laws, a Vermont-chartered bank may not authorize dividends or other distributions which would reduce the bank's capital below the amount of capital required in the bank's Certificate of General Good or under any capital or surplus standards established by the Vermont Banking Commissioner. Union does not have any capital restrictions in its Certificate of General Good and, to date, the Vermont Banking Commissioner has not adopted capital or surplus standards. Nevertheless, the capital standards established by the FDIC, described below under "Capital Requirements," apply to Union, and the capital standards of the FRB apply to the Company on a consolidated basis. In addition, the FRB, the FDIC and the Vermont Banking Commissioner are authorized under applicable federal and state laws to prohibit payment of dividends that they determine would be an unsafe or unsound practice. Payment of dividends that deplete the capital of a bank or a bank holding company, or render it illiquid, could be found to be an unsafe or unsound practice.

Loans to Related Parties. The Company’s and Union’s authority to extend credit to their directors, executive officers and 10 percent stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of the Federal Reserve Act and Regulation O of the FRB thereunder. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based in part, on the amount of the bank’s capital. Under NASDAQ guidelines, any related party transaction including loans must be reviewed by the Company’s Audit Committee. In addition, under the federal Sarbanes-Oxley Act of 2002 (discussed below), the Company, itself, may not extend or arrange for any personal loans to its directors and executive officers. The Company has a Related Persons Transactions Approval Policy which incorporates applicable regulatory guidelines and requirements and is administered by the Company’s Board of Directors.

Capital Adequacy Guidelines. The FRB, the FDIC and other federal banking regulators have issued substantially similar risk based and leverage capital guidelines for United States banking organizations. Those regulatory agencies are also authorized to require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The FRB’s risk based capital guidelines define a three-tier capital framework and specify three relevant capital ratios: Tier 1 Capital Ratio, a Total Capital Ratio and a “Leverage Ratio.” Tier 1 Capital consists of common and qualifying preferred shareholders’ equity, plus or minus certain intangibles and other adjustments. The remainder (Tier 2 and Tier 3 Capital) consists of subordinate and other qualifying debt, preferred stock that does not qualify as Tier 1 Capital, and the allowance of credit losses up to 1.25% of risk-weighted assets.

The sum of Tier 1, Tier 2 and Tier 3 Capital, less investments in unconsolidated subsidiaries, represents qualifying “Total Capital,” at least 50% of which must consist of Tier 1 Capital. Risk-based capital ratios are calculated by dividing Tier 1 Capital and Total Capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories or risk weights, based primarily on relative credit risk. The minimum Tier 1 Capital Ratio is 4% and the minimum Total Capital Ratio is 8%. The Leverage Ratio is determined by dividing Tier 1 Capital by adjusted average total assets. Although the minimum Leverage Ratio is 3%, most banking organizations are required to maintain Leverage Ratios of at least 1 to 2 percentage points above 3%. A financial institution’s failure to meet minimum regulatory capital standards can lead to other penalties, including termination of deposit insurance or appointment of a conservator or receiver for the financial institution. Risk-based capital ratios are the primary measure of regulatory capital presently applicable to bank holding companies. Risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets.

Federal bank regulatory agencies require banking organizations that engage in significant trading activity to calculate a capital charge for market risk. Significant trading activity means trading activity of at least 10% of total assets or $1 billion, whichever is smaller, calculated on a consolidated basis for bank holding companies. Federal bank regulators may apply the market risk measure to other bank holding companies, as the agency deems necessary or appropriate for safe and sound banking practices. Each agency may exclude organizations that it supervises that otherwise meet the criteria under certain circumstances. The market risk charge will be included in the calculation of an organization’s risk-based capital ratio. Neither the Company nor Union is currently subject to this special capital charge.

FRB policy provides that banking organizations generally, and, in particular, those that are experiencing rapid internal growth or actively making acquisitions, will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets, such as goodwill. Furthermore, the capital guidelines indicate that the FRB will continue to consider a “Tangible Tier 1 Leverage Ratio” in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is calculated by dividing a banking organization’s Tier 1 Capital less all intangible assets by its total consolidated quarterly average assets less all intangible assets.

The FRB’s capital adequacy guidelines generally provide that bank holding companies with a ratio of intangible assets to tangible Tier 1 Capital in excess of 25% will be subject to close scrutiny for certain purposes, including the FRB’s evaluation of acquisition proposals. The Company does not have a material amount of intangibles in its capital base.

The FRB’s capital adequacy guidelines exempt certain “small bank holding companies” from its risk-based capital requirements. Although the Company meets the consolidated assets test of under $500 million, it does not qualify for this regulatory relief because it does not meet the separate requirement that the small bank holding company not have a material amount of its securities registered with the Securities and Exchange Commission.

At December 31, 2008, the Company’s consolidated Total and Tier I Risk-Based Capital Ratios were 15.3% and 14.2%, respectively, and its Leverage Capital Ratio was 9.9%, and it is considered well-capitalized under the above regulatory guidelines. In addition, Union is considered well-capitalized under such guidelines.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and requires the respective federal banking agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An “undercapitalized” bank must develop a capital restoration plan and its parent holding company must guarantee that bank’s compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the bank’s assets at the time it became undercapitalized or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent’s general unsecured creditors. In addition, FDICIA requires the various federal banking agencies to prescribe certain noncapital standards for safety and soundness related generally to operations and management, asset quality and executive compensation, and permits regulatory action against a financial institution that does not meet such standards.

The various federal banking agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the Total Capital, Tier 1 Ratio and the Leverage Ratio as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a “well capitalized” institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. An “adequately capitalized” institution must have a Tier 1 capital ratio of at least 4%, a total capital ratio of at least 8% and a leverage ratio of at least 4%, or 3% in some cases.

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

FDICIA also contains a variety of other provisions that may affect Union’s operations, including reporting requirements, regulatory guidelines for real estate lending, “truth in savings” provisions, and the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch.

Community Reinvestment Act. Union is subject to the federal CRA, which requires banks to demonstrate their commitment to serving the credit needs of low and moderate income residents of their communities. Union participates in a variety of direct and indirect lending programs and other investments for the benefit of the low and moderate income residents in the local communities. The FDIC conducts examinations of insured banks' compliance with CRA requirements and rates institutions as "Outstanding," "Satisfactory," "Needs to Improve," and "Substantial Non-Compliance." Failure of an institution to receive at least a "Satisfactory" CRA rating could adversely affect its ability to undertake certain activities, such as acquisitions of other financial institutions, which require regulatory approval based, in part, on the institution's record of CRA compliance. In addition, failure of a bank subsidiary to receive at least a "Satisfactory" rating would disqualify a bank holding company from eligibility to become or remain a financial holding company under the Gramm-Leach-Bliley Act. (See "Financial Modernization" above.) At its last CRA compliance examination by the FDIC, Union received a rating of “Outstanding.”

Home Mortgage Disclosure Act (“HMDA”). HMDA makes information available to the public that helps to show whether financial institutions are serving the housing credit needs of their neighborhoods and communities. The Act requires institutions to gather and compile data about loan applications for home purchase, home improvement and refinances where the old loan and the new loan are secured by a dwelling. The information must be compiled each calendar year on a Loan/Application Register and sent to the FDIC by March 1st of the following year, and must be made available to the public no later than March 31st. The Federal Financial Institutions Examinations Council prepares and sends to each reporting institution a series of tables that comprise the disclosure statement for the institution. HMDA applies to financial institutions that have their main office or any branch in a Metropolitan Statistical Area.

Deposit Insurance Premium Assessments. As a member of the FDIC, the deposits of Union are insured under the Deposit Insurance Fund (“DIF”) maintained by the FDIC up to $250,000 per ownership category until December 31, 2009, when the insured amount is currently scheduled to revert to $100,000. Noninterest bearing transaction accounts have unlimited FDIC insurance coverage until December 31, 2009 under the Company’s participation in the federal government’s Temporary Liquidity Guarantee Program. Individual Retirement Accounts (“IRA’s”) are insured up to $250,000 permanently. This substantive change in insurance coverage is designed to bolster consumer confidence in the safety of their money in banks and in the strength of the banking system.

Under applicable federal laws and regulations, deposit insurance premium assessments to the DIF are based on a supervisory risk rating system, with the most favorably rated institutions paying the lowest premiums. The DIF was created by the merger of the Bank Insurance Fund (“BIF”) and Savings Association Insurance Fund (“SAIF”) provided for in the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”), as enacted in February 2006. In addition, as a result of the FDIRA, the FDIC has adopted a revised, risk-based assessment system to determine assessment rates to be paid by member institutions, such as Union. Under this revised assessment system, risk is defined and measured using an institution’s supervisory ratings, combined with certain other risk measures, including certain financial ratios and long-term debt issuer ratings. The annual risk based assessment rates for 2008 ranged from $0.05 to $0.43 per $100 of insured deposits. The FDIRA also provided for a one-time assessment credit, to be allocated among member institutions. The FDIC one-time assessment credit was used to offset deposit insurance assessments beginning in 2007 and 2008. The annual risk based assessment rates for 2009 were from $0.12 to $0.50 for the first quarter and have been set to $0.07 to $0.775 for the second quarter. The FDIC also has introduced three adjustments that could be made to an institution’s initial base assessment rate starting in the second quarter of 2009: (1) a potential decrease for long-term unsecured debt, including senior and subordinated debt and, for smaller institutions, a portion of Tier 1 capital, (2) a potential increase for secured liabilities above a threshold amount; and (3) for non-Risk Category 1 institutions, a potential increase for brokered deposits above a threshold amount. In addition, the FDIC announced a special assessment of up to 20 basis points to be assessed on deposits at June 30, 2009 and collected on September 30, 2009. The FDIC may also impose an emergency special assessment after June 30, 2009 up to 10 basis points if the FDIC deems that an additional special assessment is necessary to maintain public confidence in federal deposit insurance.

In addition to DIF assessments, beginning in 1997 the FDIC assessed deposits to fund the repayment of debt obligations of the Financing Corporation. The Financing Corporation is a government-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution of Trust Corporation. As of January 1, 2009, the annualized rate of risk-adjusted deposits, established by the FDIC for all DIF-assessable deposits, was 1.14 basis points (hundredths of 1%). For the year ended December 31, 2008, the Bank’s total FDIC insurance assessment expense was $87 thousand. Given the uncertainty in regard to FDIC insurance assessments for 2009, the Company has only been able to estimate that the assessment expense for 2009 will be between $470 thousand and $1.2 million.

Brokered Deposits. FDICIA restricts the ability of an FDIC-insured bank to accept brokered deposits unless it is a well-capitalized institution under FDICIA's prompt corrective action guidelines. Union has accepted brokered deposits through its membership with the Certificate of Deposit Account Registry Service (“CDARS”) of the Promontory Interfinancial Network.

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

Union is subject to the provisions of Title V of the Gramm-Leach-Bliley Act, which requires it to notify consumer customers of its information collection and sharing practices and restrict those practices in certain respects. In addition, Union is subject to similar but more restrictive requirements of the Vermont Banking Department. Generally those Vermont requirements prohibit the disclosure of consumer information to nonaffiliated third parties without the express written consent of the consumer, except for disclosures permitted under specified regulatory exceptions.

The deposit-taking activities of Union are subject to various federal and state requirements, including those mandating uniform disclosures to depositors with respect to rates of interest, fees, electronic fund transfers and other terms of consumer deposit accounts, and disclosure of its policy on the availability of deposited funds.

In connection with its Littleton, New Hampshire branch, Union is subject to certain consumer protection laws of New Hampshire and to limited oversight by the New Hampshire Commissioner of Banks.

Bank Secrecy Act. Union is subject to federal laws establishing record keeping, customer identification and reporting requirements pertaining to large cash transactions, sales of travelers checks and other monetary instruments and the international transfer of cash or monetary instruments. Provisions, designed to help combat international terrorism, were added to the Bank Secrecy Act by the 2001 USA Patriot Act. These provisions require banks to avoid establishing or maintaining correspondent accounts of foreign off-shore banks and banks in jurisdictions that have been found to fall significantly below international anti-money laundering standards. U.S. banks are also prohibited from opening correspondent accounts for off-shore shell banks, defined as banks that have no physical presence and that are not part of a regulated and recognized banking company. The USA Patriot Act requires all financial institutions to adopt an anti-money laundering program. The act requires banks to establish due diligence policies, procedures and controls that are reasonably designed to detect and report instances of money laundering in United States private banking accounts and correspondent accounts maintained for non-U.S. persons or their representatives.

The Department of Treasury has issued regulations implementing the due diligence requirements. These regulations require minimum standards to verify customer identity and maintain accurate records, encourages information-sharing cooperation among financial institutions, federal banking agencies and law enforcement authorities regarding possible money laundering or terrorist activities, prohibits the anonymous use of “concentration accounts” and requires all covered financial institutions to have in place an anti-money laundering compliance program. In addition, the USA Patriot Act amended certain provisions of the federal Right to Financial Privacy Act to facilitate the access of law enforcement to bank customer records in connection with investigating international terrorism.

The USA Patriot Act also amends the Bank Holding Company Act and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution’s anti-money laundering program when reviewing an application under these acts.

Sarbanes-Oxley Act of 2002. This federal far-reaching legislation was generally intended to protect investors by strengthening corporate governance and improving the accuracy and reliability of corporate disclosures made pursuant to securities law. The Sarbanes-Oxley Act provides for, among other things:

•

a prohibition on personal loans made or arranged by the issuer to its directors and executive officers (except for loans made by a bank subject to Regulation O);

•

independence requirements for audit committee members;

•

corporate governance requirements;

•

independence requirements for company auditors that restrict non-audit services that accountants may provide to their audit clients;

•

enhanced disclosure requirements pertaining to corporate operations and internal controls;

•

certification of financial statements and internal controls on Forms 10-K and 10-Q reports by the chief executive officer and the chief financial officer;

•

the forfeiture by the chief executive officer and the chief financial officer of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by such officers in the twelve month period following initial publication of any financial statements that later require restatement due to corporate misconduct;

•

disclosure of off-balance sheet transactions;

•

two-business day filing requirements for insiders filing reports on Form 4 of transactions in the issuer’s securities;

•

accelerated filing requirements for Forms 10-K and 10-Q by public companies which qualify as “large accelerated filer” or “accelerated filer;”

•

disclosure of a code of ethics for principal financial officers and filing a Form 8-K for a change in or waiver of such code;

•

the reporting of securities violations “up the ladder” by both in-house and outside attorneys;

•

restrictions on the use of non-GAAP financial measures in press releases and SEC filings and;

•

various increased criminal penalties for violations of securities laws.

Not all of the final rules under the Act have gone into effect for the Company since it is a smaller reporting company. In particular, while the Company became subject for 2007 to Section 404 of Sarbanes-Oxley, relating to the certification of internal controls by the chief executive officer and the chief financial officer, the attestation requirement for the Company’s independent auditors has been delayed until 2009. In order to be considered an accelerated filer under the Sarbanes-Oxley Act, the market value of the Company’s outstanding class of stock registered under the Exchange Act as of June 30 which is held by non-affiliates (so-called “public float”) must exceed $75,000,000. Since the Company is not an accelerated filer and therefore meets the qualification requirements under the Securities and Exchange Commission rules for smaller reporting companies adopted by the SEC in December, 2007, it was granted some relief in the periodic reporting and proxy disclosure requirements starting with financial disclosures for the year ended December 31, 2007 and proxy disclosures for 2008.

NASDAQ. In response to the Sarbanes-Oxley Act, the NASDAQ, where the Company’s common stock is listed, implemented new corporate governance listing standards, including rules strengthening director independence requirements for boards and committees of the board, the director nomination process and shareholder communication avenues. These rules require the Company to annually certify to the NASDAQ, after each annual meeting, that the Company is in compliance and will continue to comply with the NASDAQ corporate governance requirements.

Taxing Authorities. The Company and Union are subject to income taxes at the Federal level and are individually subject to state taxation based on the laws of each state in which they operate. The Company and Union file a consolidated federal tax return with a calendar year-end. The Company and Union have filed separate tax returns for each state jurisdiction affected for 2007 and will do the same for 2008. No tax return is currently being examined or audited by any taxing authority.

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

Available Information: The Company files annual, quarterly, and current reports, proxy statements, and other documents with the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”). The public may read and copy any materials that Union Bankshares, Inc. has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549-0213. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including Union Bankshares, that file electronically with the SEC. The public can obtain any documents that the Company has filed with the SEC at http://www.sec.gov.

The Company will also provide copies of its Annual Report on Form 10-K, free of charge, upon written request of its Treasurer at the Company's main address, PO Box 667, Morrisville, VT 05661-0667. Shareholder meeting materials in a downloadable, printable and searchable format are available at http://www.cfpproxy.com/6393.

Part I–Item 1A Risk Factors

Not applicable as the Company meets the qualification requirements for smaller reporting companies.

Part I–Item 1B Unresolved Staff Comments

None

Part I–Item 2 Properties

As of December 31, 2008, Union operated 15 community-banking locations in Lamoille, Caledonia and Franklin counties of Vermont and one in Littleton (Grafton County), New Hampshire. Union also operates 31 ATMs in northern Vermont and one in Littleton, New Hampshire. Union owns, free of encumbrances, eleven of its branch locations and its operations center and leases four branch locations and certain ATM premises from third parties under terms and conditions considered by management to be favorable to Union. Union also owns or leases certain properties contiguous to its branch locations for staff and customer parking convenience.

Additional information relating to the Company’s properties as of December 31, 2008, is set forth in Note 8 to the consolidated financial statements contained in Exhibit 13 to this report, and incorporated herein by reference.

Part I–Item 3 Legal Proceedings

There are no known pending legal proceedings to which the Company or its subsidiary is a party, or to which any of their properties is subject, other than ordinary litigation arising in the normal course of business activities. Although the amount of any ultimate liability with respect to such proceedings cannot be determined, in the opinion of management, any such liability will not have a material effect on the consolidated financial position or results of operations of the Company and its subsidiary.

Part I–Item 4 Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders through a solicitation of proxies or otherwise during the fourth quarter of 2008

Part II–Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price, Dividends and Repurchases: For information regarding the market for the Company’s stock, trading prices, dividends and number of record holders, please refer to page 76 of the Company’s 2008 Annual Report to Shareholders, contained in Exhibit 13 to this report, which information is incorporated herein by reference.

Effective on September 4, 2008, Union Bankshares, Inc. switched the listing of its common stock from the American Stock Exchange to the NASDAQ Stock Market and retained the trading symbol “UNB”.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs.

October, 2008	3,393	$19.90	3,393	19,410
November, 2008	700	$20.10	700	18,710
December, 2008	4,950	$18.75	4,950	13,760

(1)

Since November 18, 2005, the Company has maintained an informal stock repurchase program pursuant to which the Company may repurchase up to $2.15 million or 100,000 shares of common stock, or approximately 2.2% of the Company’s outstanding shares as of the authorization date. Shares can be repurchased in the open market or in negotiated transactions. The repurchase program is open for an unspecified period of time and was reauthorized by the Board of Directors at their March 19, 2008 meeting. As of December 31, 2008 the Company had repurchased 28,371 shares under this program for a total cost of $561 thousand during 2008. Since inception of the program, the Company has repurchased 86,240 shares at a total cost of $1.8 million.

Equity Compensation Plans: During the quarter ended December 31, 2008, no incentive stock options previously granted pursuant to the Company’s 1998 Incentive Stock Option Plan were exercised and 6,000 options lapsed leaving 10,000 options granted in prior years outstanding at December 31, 2008. No options have been granted under the 2008 Incentive Stock Option Plan (“Plan”) adopted by the Company, with shareholder approval, in May 2008. Participation in the Plan is limited to those senior officers of the Company or its subsidiary (currently three active participants) selected by the Board of Directors in its discretion. The exercise price of all options granted under the Plan represents the fair market value of the shares on the date of grant. Shares issuable to Plan participants upon exercise of incentive stock options have not been registered with the Securities and Exchange Commission. Such shares are restricted securities, issued under statutory exemptions available under the Securities Act of 1933, including Section 4(2) thereof, for offers and sales not involving a public offering.

The following table summarizes equity compensation under the Company’s 1998 and 2008 Incentive Stock Option Plans, the only equity compensation plans of the Company:

Equity Compensation Plan Information as of December 31, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	Column a	Column b	Column c
Equity compensation plans approved by security holders

1998 Incentive Stock Option Plan	10,000	$23.21	-
2008 Incentive Stock Option Plan	-	-	50,000

Equity compensation plans not approved by security holders	-	-	-

Total	10,000	$23.21	50,000

The Company normally pays regular quarterly cash dividends in February, May, August and November of each year. The Company has occasionally declared a special cash or stock dividend. Dividends have generally been increased in line with long-term trends in earnings per share growth and conservative earnings projections, while sufficient profits are retained to support anticipated business growth, fund strategic investments and provide continued support for the Company’s deposit-taking and lending activities. Dividends paid by Union are the primary source of funds available to the Company for payment of dividends to its shareholders. Union is subject to certain requirements imposed by federal banking laws and regulations. These requirements, among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by Union to the Company. Future dividends are subject to the discretion of the Company’s Board of Directors, cash needs, general business conditions, dividends from Union, and applicable governmental regulations and policies.

Five Year Performance Graph: The Company’s five year Performance Graph on Page 3 of the Company’s 2008 Annual Report, contained in Exhibit 13 to this report, is incorporated herein by reference.

Part II–Item 6 Selected Financial Data

Not applicable as the Company meets the qualification requirements for smaller reporting companies.

Part II–Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Please refer to pages 47 to 75 of the Company’s 2008 Annual Report to Shareholders section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in Exhibit 13 to this report, which information is incorporated herein by reference.

Part II–Item 7A Quantitative and Qualitative Disclosures About Market Risk

Please refer to pages 68 to 75 of the Company’s 2008 Annual Report to Shareholders section entitled “Other Financial Considerations”, contained in Exhibit 13 to this report information is incorporated herein by reference.

Part II–Item 8 Financial Statements and Supplementary Data

Pursuant to regulatory relief available to smaller reporting companies the Company has elected to present audited statements of income, cash flows and changes in stockholders’ equity for each of the preceding two rather than three, fiscal years.

The consolidated balance sheets of Union Bankshares, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2008, together with related notes and the report of UHY LLP independent registered public accounting firm, with respect to the financial statements for the years ended December 31, 2008 and 2007, all as contained on pages 14 to 46 of the Company’s 2008 Annual Report to Shareholders, contained in Exhibit 13 to this report, are incorporated herein by reference.

Part II–Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

a)

On January 21, 2009, the audit committee of the Board of Directors of Union Bankshares, Inc. recommended to and the Board of Directors approved dismissing UHY LLP, independent accountants, effective after the Form 10-K report for December 31, 2008 was filed.

b)

UHY LLP had not issued a report in the last two fiscal years containing either a disclaimer or an adverse or qualified opinion, nor were the reports subsequently modified as to uncertainty, audit scope or accounting principles.

c)

The Company had no disagreement with UHY LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the two most recent fiscal years.

d)

The Company requested UHY LLP to furnish it with a letter addressed to the SEC stating whether it agrees with the above statements. A copy of UHY LLP’s letter to the SEC, dated January 29, 2009, was filed as exhibit 16.1 to the Company’s current report on Form 8-K/A on January 29, 2009.

e)

At its Board meeting of January 21, 2009, the audit committee of the Board of Directors of Union Bankshares, Inc. recommended to and the Board of Directors approved engaging the accounting firm of Berry, Dunn, McNeil & Parker as independent accountants for the Registrant for 2009, subject to completion of the successor auditors standard engagement acceptance procedures expected to occur just after completion of the 2008 audit.

Part II–Item 9A Controls and Procedures

Not applicable.

Part II–Item 9A(T) Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s chief executive officer and chief financial officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2008. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.

Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f). The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, the Company’s management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This annual report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Commission that permit the Company to provide only management’s report in this annual report.

There have been no changes in the Company’s internal controls or in other factors known to the Company that could significantly affect these controls subsequent to the date of the evaluation referred to above. While the Company believes that its existing disclosure controls and procedures have been effective to accomplish these objectives, the Company intends to continue to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

Part II–Item 9B Other Information

None

Part III–Item 10 Directors, Executive Officers and Corporate Governance

The following information from the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders is hereby incorporated by reference:

Listing of the names, ages, principal occupations and business experience of the directors under the caption “PROPOSAL I: TO ELECT DIRECTORS”

Listing of the names, ages, titles and business experience of the executive officers and named executives under the caption “EXECUTIVE OFFICERS”

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 under the caption “SHARE OWNERSHIP INFORMATION – Section 16(a) Beneficial Ownership Reporting Compliance”

Information regarding the Company’s Audit Committee under the caption “Board Committees”

The Company has adopted a Code of Ethics for Senior Financial Officers and the Chief Executive Officer, filed as Exhibit 14.1 to this report. The Company has adopted a Code of Ethics for all directors, officers and employees, filed as Exhibit 14.2 to this report. A request for either of the Company’s Code of Ethics can be made either in writing to JoAnn Tallman, Union Bankshares, Inc., PO Box 667, Morrisville, VT 05661 or by email at ubexec@unionbankvt.com. The Company will make any legally required disclosures regarding amendments to, or waivers of provisions of its Codes of Ethics in accordance with the rules and regulations of the Securities and Exchange Commission.

Part III–Item 11 Executive Compensation

The following information from the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders is hereby incorporated by reference:

Information regarding compensation of directors under the caption “PROPOSAL I: TO ELECT DIRECTORS – Directors’ Compensation”.

Information regarding executive officer and named executive compensation and benefit plans under the caption - “EXECUTIVE COMPENSATION”.

Information regarding management interlocks and certain transactions under the caption “PROPOSAL I: TO ELECT DIRECTORS – Compensation Committee Interlocks and Insider Participation”.

Information regarding the Compensation Committee under “Board Committees”.

Part III–Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following information from the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders is hereby incorporated by reference:

Information regarding the share ownership of management and principal shareholders under the caption “SHARE OWNERSHIP INFORMATION – Share Ownership of Management and Principal Holders”.

Certain information regarding equity securities authorized for issuance under the Company’s equity compensation plans is included in Part II, Item 5 of this report under the caption “Equity Compensation Plans”.

Part III–Item 13 Certain Relationships and Related Party Transactions, and Director Independence

The following information from the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders is hereby incorporated by reference:

Information regarding transactions with management under the caption “PROPOSAL I: TO ELECT DIRECTORS – Transactions with Management and Directors”.

Part III–Item 14 Principal Accountant Fees and Services

The following information from the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders is hereby incorporated by reference:

Information on fees paid to the Independent Auditors set forth under the caption “Independent Auditors”.

Part IV–Item 15 Exhibits, Financial Statement Schedules

Documents Filed as Part of this Report:

(1)

The following consolidated financial statements, as included in the 2008 Annual Report to Shareholders, are incorporated herein by reference (See Exhibit 13.1):

1)

Report of Independent Registered Public Accounting Firm

2)

Consolidated Balance Sheets at December 31, 2008 and 2007

3)

Consolidated Statements of Income for the years ended December 31, 2008 and 2007

4)

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008 and 2007

5)

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007

6)

Notes to the Consolidated Financial Statements

(2)

Financial Statement schedules have been omitted because they are not applicable or the required information is shown in the consolidated Financial Statements or Notes thereto.

(3)

The following exhibits are either filed herewith as part of this report, or are incorporated herein by reference.

Item No:

3.1

Amended and Restated Articles of Incorporation of Union Bankshares, Inc. (as of August 1, 2007), previously filed with the Commission as Exhibit 3.1 to the Company’s June 30, 2007 Form 10-Q and incorporated herein by reference.

3.2

Bylaws of Union Bankshares, Inc., as amended, previously filed with the Commission as Exhibit 3.1 to the Company’s September 30, 2007 Form 10-Q and incorporated herein by reference.

10.1

Stock Registration Agreement dated as of February 16, 1999, among Union Bankshares, Inc., Genevieve L. Hovey, individually and as Trustee of the Genevieve L. Hovey Trust (U.A. dated 8/22/89), and Franklin G. Hovey, II, individually, previously filed with the Commission as Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (#333-82709) and incorporated herein by reference.

10.2

1998 Incentive Stock Option Plan of Union Bankshares, Inc. and Subsidiary, previously filed with the Commission as Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (#333-82709) and incorporated herein by reference.*

10.3

2008 Amended and Restated Nonqualified Deferred Compensation Plan of Union Bankshares.*

10.4

Union Bankshares, Inc. Executive Nonqualified Excess Plan, previously filed with the Commission as Exhibit 10.4 to the Company’s 2006 Form 10-K and incorporated herein by reference.*

10.5

First Amendment to the Union Bankshares, Inc. Executive Nonqualified Excess Plan.*

10.6

2008 Incentive Stock Option Plan of Union Bankshares Inc. and Subsidiary, previously filed on April 10, 2008 with the Commission as Exhibit 10.1 to Form 8-K.*

13

The following specifically designated portions of Union’s 2008 Annual Report to Shareholders have been incorporated by reference in this Report on Form 10-K, is filed herewith: pages 22 to 47.

14.1

Code of Ethics for Senior Financial Officers and the Chief Executive Officer.

14.2

Code of Ethics (for all directors, officers and employees).

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

32.1

Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*denotes compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of March 31, 2009.

Union Bankshares, Inc.

By:	/s/ Kenneth D. Gibbons	By:	/s/ Marsha A. Mongeon
	Kenneth D. Gibbons		Marsha A. Mongeon
	President and Chief Executive Officer		Treasurer and Chief Financial/Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 31, 2009.

Name	Title
/s/ Richard C. Sargent	Director, Chairman of the Board
Richard C. Sargent

/s/ Kenneth D. Gibbons	Director, President and Chief Executive Officer
Kenneth D. Gibbons	(Principal Executive Officer)

/s/ Marsha A. Mongeon	Treasurer and Chief Financial/Accounting Officer
Marsha A. Mongeon	(Principal Financial/Accounting Officer)

/s/ Cynthia D. Borck	Director
Cynthia D. Borck

/s/ Steven J. Bourgeois	Director
Steven J. Bourgeois

/s/ Franklin G. Hovey II	Director
Franklin G. Hovey II

/s/ Richard C. Marron	Director
Richard C. Marron

/s/ Robert P. Rollins	Director
Robert P. Rollins

/s/ John H. Steele	Director
John H. Steele

/s/ Schuyler W. Sweet	Director
Schuyler W. Sweet

EXHIBT INDEX *

10.3

2008 Amended and Restated Nonqualified Deferred Compensation Plan of Union Bankshares, Inc.

10.5

First Amendment to the Union Bankshares, Inc. Executive Nonqualified Excess Plan.

13

Union Bankshares, Inc. Annual Report to Shareholders.

14.1

Code of Ethics for Senior Financial Officers and the Chief Executive Officer.

14.2

Code of Ethics (for all directors, officers and employees).

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

*other than exhibits incorporated by reference to prior filings.