Form 10-Q
period 2009-03-31
UNION BANKSHARES INC
filed 2009-05-15
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 27, 2009:

Common Stock, $2 par value	4,469,669 shares

UNION BANKSHARES, INC.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements.
Unaudited Consolidated Financial Statements Union Bankshares, Inc. and Subsidiary
Consolidated Balance Sheets		3
Consolidated Statements of Income		4
Consolidated Statement of Changes in Stockholders' Equity		5
Consolidated Statements of Cash Flows		6
Notes to Unaudited Consolidated Financial Statements		8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	39
Item 4T.	Controls and Procedures	39

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	40
Item 6.	Exhibits.	40

Signatures		41

Part l  Financial Information

Item 1.  Financial Statements

UNION BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
	(Dollars in thousands)
Assets
Cash and due from banks	$5,579	$4,793
Federal funds sold and overnight deposits	11,366	21,537
Cash and cash equivalents	16,945	26,330

Interest bearing deposits in banks	12,868	14,789
Investment securities available-for-sale	25,346	27,834
Loans held for sale	3,449	3,178

Loans	345,447	350,238
Allowance for loan losses	(3,524)	(3,556)
Unearned net loan fees	(55)	(107)
Net loans	341,868	346,575

Accrued interest receivable	1,815	1,939
Premises and equipment, net	7,316	7,461
Other assets	12,158	11,998

Total assets	$421,765	$440,104

Liabilities and Stockholders' Equity

Liabilities
Deposits
Noninterest bearing	$47,385	$61,315
Interest bearing	299,140	303,055
Total deposits	346,525	364,370
Borrowed funds	27,193	27,416
Liability on defined benefit pension plan	4,381	5,232
Accrued interest and other liabilities	4,682	3,936
Total liabilities	382,781	400,954

Commitments and Contingencies

Stockholders' Equity
Common stock, $2.00 par value; 7,500,000 shares authorized;
4,921,786 shares issued at March 31, 2009 and December 31, 2008	9,844	9,844
Paid-in capital	210	207
Retained earnings	35,884	35,869
Treasury stock at cost; 451,905 shares at March 31, 2009 and 447,188 shares at December 31, 2008	(3,587)	(3,500)
Accumulated other comprehensive loss	(3,367)	(3,270)
Total stockholders' equity	38,984	39,150

Total liabilities and stockholders' equity	$421,765	$440,104

See accompanying notes to unaudited interim consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands except Per Share Data)
Interest income
Interest and fees on loans	$5,411	$5,685
Interest on debt securities

Taxable	235	316
Tax exempt	79	84
Dividends	-	22
Interest on federal funds sold and overnight deposits	2	31
Interest on interest bearing deposits in banks	123	126
Total interest income	5,850	6,264

Interest expense
Interest on deposits	1,187	1,656
Interest on borrowed funds	301	268
Total interest expense	1,488	1,924

Net interest income	4,362	4,340

Provision for loan losses	95	50
Net interest income after provision for loan losses	4,267	4,290

Noninterest income
Trust income	91	93
Service fees	851	855
Net gains on sales of investment securities available-for-sale	21	-
Net gains on sales of loans held for sale	229	158
Other income	88	16
Total noninterest income	1,280	1,122

Noninterest expenses
Salaries and wages	1,497	1,585
Pension and employee benefits	700	668
Occupancy expense, net	293	268
Equipment expense	299	292
Other expenses	1,130	1,017
Total noninterest expenses	3,919	3,830

Income before provision for income taxes	1,628	1,582

Provision for income taxes	361	176

Net income	$1,267	$1,406

Earnings per common share	$0.28	$0.31

Weighted average number of common
shares outstanding	4,472,046	4,497,601

Dividends per common share	$0.28	$0.28

See accompanying notes to unaudited interim consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

						Accumulated
	Common Stock					other	Total
	Shares, net		Paid-in	Retained	Treasury	comprehensive	stockholders'
	of Treasury	Amount	capital	earnings	stock	loss	equity
	(Dollars in thousands)
Balances, December 31, 2008	4,474,598	$9,844	$207	$35,869	$(3,500)	$(3,270)	$39,150

Comprehensive income:
Net income	-	-	-	1,267	-	-	1,267
Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on investment securities available-for-sale, net of reclassification adjustment and tax effects	-	-	-	-	-	(153)	(153)

Change in net unrealized gain (loss) on unfunded defined benefit plan liability, net of reclassification adjustment and tax effects	-	-	-	-	-	56	56

Total other comprehensive loss							(97)

Total comprehensive income							1,170

Cash dividends declared
($0.28 per share)	-	-	-	(1,252)	-	-	(1,252)

Stock based compensation expense	-	-	3	-	-	-	3

Purchase of treasury stock	(4,717)	-	-	-	(87)	-	(87)

Balances, March 31, 2009	4,469,881	$9,844	$210	$35,884	$(3,587)	$(3,367)	$38,984

See accompanying notes to unaudited interim consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)
Cash Flows From Operating Activities
Net Income	$1,267	$1,406
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation	196	186
Provision for loan losses	95	50
Deferred income tax benefit	(94)	(73)
Net amortization of investment securities available-for-sale	4	1
Net gains on sales of investment securities available-for-sale	(21)	-
Equity in losses of limited partnerships	106	97
Stock based compensation expense	3	2
Net decrease in unearned loan fees	(52)	(3)
Proceeds from sales of loans held for sale	18,181	5,755
Origination of loans held for sale	(18,223)	(4,717)
Net gains on sales of loans held for sale	(229)	(158)
Net losses on disposals of premises and equipment	14	23
Net losses on sales of other real estate owned	1	2
Write-down of other real estate owned	13	-
Decrease (increase) in accrued interest receivable	124	(14)
Decrease in other assets	26	683
(Decrease) increase in other liabilities	(44)	202
Net cash provided by operating activities	1,367	3,442

Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	6,668	3,979
Purchases	(4,747)	(1,574)

Investment securities available-for-sale
Proceeds from sales	1,274	-
Proceeds from maturities, calls and paydowns	1,235	2,053
Purchases	(237)	(1,014)
Net purchase of Federal Home Loan Bank stock	-	(283)
Net decrease in loans	4,410	322
Recoveries of loans charged off	15	18
Purchases of premises and equipment	(65)	(604)
Investments in limited partnerships	-	(881)

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)
Proceeds from sales of other real estate owned	92	214
Proceeds from sales of repossessed property	10	16
Net cash provided by investing activities	8,655	2,246

Cash Flows From Financing Activities
Advances of long-term debt	-	6,000
Repayment of long-term debt	(223)	(229)
Net decrease in short-term borrowings outstanding	-	(1,000)
Net decrease in noninterest bearing deposits	(13,930)	(7,001)
Net decrease in interest bearing deposits	(3,915)	(2,029)
Purchase of treasury stock	(87)	(216)
Dividends paid	(1,252)	(1,259)
Net cash used in financing activities	(19,407)	(5,734)

Net decrease in cash and cash equivalents	(9,385)	(46)

Cash and cash equivalents
Beginning of period	26,330	13,429

End of period	$16,945	$13,383

Supplemental Disclosures of Cash Flow Information
Interest paid	$1,391	$1,969

Income taxes paid	$-	$-

Supplemental Schedule of Noncash Investing and
Financing Activities

Change in unrealized (loss) gain on investment securities
available-for-sale	$(232)	$293

Change in unrealized loss on defined benefit pension plan liability	$84	$-

Other real estate acquired in settlement of loans	$710	$255

Other assets acquired in settlement of loans	$19	$63

Loans originated to finance the sale of other real estate owned	$465	$-

See accompanying notes to unaudited interim consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying interim unaudited consolidated financial statements of Union Bankshares, Inc. (the Company) as of March 31, 2009 and 2008, and for the quarters then ended have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information, general practices within the banking industry, and the accounting policies described in the Company's Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2008.  In the opinion of Company's management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein have been made. This information should be read in conjunction with the Company's 2008 Annual Report to Shareholders, 2008 Annual Report on Form 10-K, and current reports on Form 8-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2009, or any other interim period.

Certain amounts in the 2008 unaudited consolidated financial statements have been reclassified to conform to the 2009 presentation.

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

Note 4.  Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued the following three FASB Staff Positions ("FSP") intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly," provides additional guidance for estimating fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 when the volume and level of activity for the asset or liability has significantly decreased, and on measuring fair value in inactive markets. The provisions of FSP No. FAS 157-4 are effective for the Company's interim period ending on June 30, 2009. Management of the Company does not expect the adoption of FSP No. FAS 157-4 to have a material impact on the Company's consolidated financial statements.

FSP No. FAS 107-1 and Accounting Principles Board Opinion (APB) No. 28-1, "Interim Disclosures about Fair Value of Financial Instruments," requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP No. FAS 107-1 and APB No. 28-1 are effective for the Company's interim period ending on June 30, 2009. As FSP No. FAS 107-1 and APB No. 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP No. FAS 107-1 and APB No. 28-1 is not expected to affect the Company's consolidated financial statements.

FSP No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," amends current other-than-temporary impairment guidance in GAAP for certain debt securities and will require a company to assess the likelihood of selling the security prior to recovering its cost basis. Additionally, when certain criteria are met, impairment losses related to credit losses would be recognized in earnings, while noncredit losses would be recorded in Other Comprehensive Income. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP No. FAS 115-2 and FAS 124-2 are effective for the Company's interim period ending on June 30, 2009. Management is currently evaluating the effect that the provisions of FSP No. FAS 115-2 and FAS 124-2 may have on the Company's consolidated financial statements.

Note 5.  Defined Benefit Pension Plan

Union Bank (Union), the Company's sole subsidiary, sponsors a noncontributory defined benefit pension plan covering all eligible employees. The plan provides defined benefits based on years of service and final average salary.

Net periodic pension benefit cost for the three months ended March 31, consisted of the following components:

	Three Months Ended
	2009	2008
	(Dollars in thousands)
Service cost	$156	$136
Interest cost on projected benefit obligation	195	168
Expected return on plan assets	(144)	(164)
Amortization of prior service cost	2	2
Amortization of net loss	85	7
Net periodic benefit cost	$294	$149

Note 6.  Other Comprehensive Income (Loss)

The components of accumulated other comprehensive loss, net of tax for the periods ended, were:

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
Net unrealized loss on investment securities available-for-sale	$(242)	$(88)
Defined benefit pension plan:
Net unrealized actuarial loss	(3,107)	(3,162)
Net unrealized prior service cost	(18)	(19)
Total	$(3,367)	$(3,269)

The following is a summary of changes in total comprehensive income for the three months ended March 31:

	Three Months Ended
	2009	2008
	(Dollars in thousands)
Net Income	$1,267	$1,406
Investment securities available-for-sale:
Net unrealized holding (losses) gains on investment securities available-for-sale, net of tax of $72 thousand and $100 thousand	(139)	193
Reclassification adjustment for net gains on investment securities available-for-sale realized in net income, net of tax of $7 thousand in 2009	(14)	-
Total	(153)	193
Defined benefit pension plan:
Reclassification adjustment for amortization of net actuarial loss realized in net income, net of tax of $27 thousand in 2009	$55	$-
Reclassification adjustment for amortization of prior service cost realized in net income, net of tax of $1 thousand in 2009	1	-
Total	56	-
Total other comprehensive (loss) income	$(97)	$193
Total comprehensive income	$1,170	$1,599

Note 7:   Fair Value Measurements

The Company determines the fair market value of its financial instruments based on the fair value hierarchy established in SFAS No. 157, "Fair Value Measurements." The definition of fair value is clarified by SFAS No. 157 to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level hierarchy for fair value measurements based upon the inputs to the valuation of an asset or liability. A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Under SFAS No. 157, the three levels of the fair value hierarchy are:

•

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•

Level 2 - Quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

•

Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The following is a description of the valuation methodologies used for the Company's financial assets that are measured on a recurring basis at estimated fair value:

Investment securities available-for-sale: The majority of the Company's investment securities available-for-sale have been valued utilizing level 2 inputs. For these securities, the Company obtains fair value measurement from an independent pricing service. The fair value measurements consider observable data that may include market maker bids, quotes and pricing models. Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows. Certain corporate debt securities, marketable equity securities and mutual funds have been valued using unadjusted quoted prices from active markets and therefore have been classified as level 1.

Assets measured at fair value on a recurring basis at March 31, 2009 and December 31, 2008 segregated by fair value hierarchy level are summarized below:

Fair Value Measurements
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
March 31, 2009:
Investment securities available-for-sale	$25,346	$5,627	$19,719	$-

December 31, 2008:
Investment securities available-for-sale	$27,834	$7,229	$20,605	$-

Certain other financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at March 31, 2009 and December 31, 2008.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis by management focuses on those factors that had a material effect on Union Bankshares, Inc.'s (Company) financial position as of March 31, 2009, and as of December 31, 2008, and its results of operations for the three months ended March 31, 2009 and 2008. This discussion is being presented to provide a narrative explanation of the financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company's Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of the Company's management, the interim unaudited data reflects all adjustments, consisting only of normal recurring adjustments, and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim period. Management is not aware of the occurrence of any events between March 31, 2009 and May 8, 2009 which would materially affect the information presented.

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

Forward-looking statements reflect management's current expectations and are subject to uncertainties, both general and specific, and risk exists that those predictions, forecasts, projections and other estimates contained in forward-looking statements will not be achieved. When management uses any of the words "believes," "expects," "anticipates," "intends," "plans," "seeks," "estimates", or similar expressions, they are making forward-looking statements. Many possible events or factors, including those beyond the control of management, could affect the future financial results and performance of the Company. This could cause results or performance to differ materially from those expressed in forward-looking statements. The possible events or factors that might affect the forward-looking statements include, but are not limited to, the following:

•

uses of monetary, fiscal, and tax policy by various governments including measures taken by the Federal government to stimulate the economy;

•

political, legislative, or regulatory developments in Vermont, New Hampshire, or the United States including changes in laws concerning accounting, taxes, financial reporting, banking, and other aspects of the financial services industry;

•

disruptions in U.S. and global financial and credit markets;

•

developments in general economic or business conditions, globally, nationally, in Vermont, or in northwestern New Hampshire, including interest rate fluctuations, market fluctuations and perceptions, job creation and unemployment rates, ability to attract new business, and inflation and their effects on the Company or its customers;

•

changes in the competitive environment for financial services organizations, including increased competition from tax-advantaged credit unions, mutual banks and out-of-market competitors offering financial services over the internet;

•

the implementation of international financial reporting standards (IFRS) for United States companies;

•

impact of governmental interposition in financial services or other industries;

•

the Company's ability to attract and retain key personnel;

•

adverse changes in the local real estate market, which negatively impacts collateral values and the Company's ability to recoup loan losses through disposition of real estate collateral;

•

changes in technology, including demands for greater automation which could present operational issues or significant capital outlays;

•

acts or threats of terrorism or war, and actions taken by the United States or other governments that might adversely affect business or economic conditions for the Company or its customers;

•

adverse changes in the securities market generally or in the market for financial institution securities which could adversely affect the value of the Company's stock;

•

any actual or alleged conduct which could harm the Company's reputation;

•

natural or other disasters which could affect the ability of the Company to operate under normal conditions;

•

the Company's ability to attract and retain deposits and loans;

•

illegal acts of theft or fraud perpetuated against the Company's subsidiary bank or its customers;

•

unanticipated lower revenues or increased cost of funds, loss of customers or business, or higher operating expenses;

•

the failure of assumptions underlying the establishment of the allowance for loan losses and estimations of values of collateral and various financial assets and liabilities;

•

the amount invested in new business opportunities and the timing of these investments;

•

the failure of actuarial, investment, work force, salary and other assumptions underlying the establishment of reserves for future pension costs or changes in legislative or regulatory requirements affecting such costs;

•

future cash requirements might be higher than anticipated due to loan commitments or unused lines of credit being drawn upon or depositors withdrawing their funds;

•

assumptions made regarding interest rate movement and sensitivity could vary substantially if actual experience differs from historical experience which could adversely affect the Company's results of operations;

•

the creditworthiness of current loan customers is different from management's understanding or changes dramatically and therefore the allowance for loan losses becomes inadequate; and

•

uncontrollable increase in the cost of doing business such as increased costs of FDIC insurance on deposits, higher taxes or assessments by regulatory bodies.

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

RECENT DEVELOPMENTS

The U.S. and global economies have experienced and are experiencing significant stress and disruptions in the financial sector for the last seven months and there doesn't appear to be much confidence in a short term stabilization. Interest rates remain at historic lows, bank failures are higher than they have been in over 20 years and the amount of U.S. Government dollars pumped into the system is unprecedented. Dramatic slowdowns in the housing industry with falling home prices, continuing foreclosures and increasing unemployment have resulted in major issues for some financial institutions, including government-sponsored entities and investment banks. These issues have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. The economic instability has progressed to many other business sectors and appears to be affecting the majority of consumers as well.

Despite the volatile economy, Vermont continues to have one of the lowest residential foreclosure rates in the country. Also, as northern New England did not experience the dramatic run up in housing prices that preceded the current economic downturn, likewise, we have not seen the values drop as far as other parts of the country.

In response to the financial crisis affecting the banking and financial markets, many new laws and regulations have been promulgated. We will not attempt to discuss them all within this Form 10-Q but will mention the ones that have a known financial impact on the Company.

In October 2008, the Emergency Economic Stabilization Act of 2008 (the "EESA") was signed into law. Pursuant to the EESA, the Federal Deposit Insurance Corporation temporarily increased the deposit insurance coverage limits to $250,000 per ownership category at each insured financial institution until December 31, 2009. Also, the U.S. Treasury ("the Treasury") was granted the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets under the Troubled Asset Purchase Program (the "TARP").

In addition, under a program, known as the Troubled Asset Relief Program Capital Purchase Program (the "TARP Capital Purchase Program"), from the $700 billion authorized by the EESA, the Treasury is authorized to invest up to $250 billion in U.S. financial institutions in the form of purchases of preferred stock and common stock warrants. Participating publicly-held financial institutions are required to adopt the Treasury's standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program and are restricted from increasing dividends to common shareholders or repurchasing common stock for three years without the consent of the Treasury.

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

The Company made a decision to participate in the Temporary Liquidity Guarantee Program regarding the Noninterest Bearing Deposit Account Guarantee but to opt out of the Senior Unsecured Debt Guaranty portion of that program. The Company also decided it is not in the best interest of the Company or its shareholders to participate in either the Troubled Asset Purchase Program or the Capital Purchase Program available under TARP given the strength of the Company's capital position, the nature of the government restrictions with the possibility of additional restrictions in the future, the fact that the Company did not target sub-prime borrowers and the fact that the Company is able to meet the lending needs of our customers with our available funding sources. Please see the Capital Resources section on page 38 of this Form 10-Q.

In addition, as a result of the weakness of certain financial institutions, the FDIC has taken action that will result in increased FDIC insurance assessments for United States FDIC-insured financial institutions, including Union. Under the deposit insurance restoration plan approved by the FDIC in October 2008, the  FDIC Board set a rate schedule to raise the insurance reserve ratio to 1.15 percent within five years. On February 27, 2009, the FDIC announced that the restoration plan horizon has been extended to seven years in light of the current significant strains on banks and the financial system and the likelihood of a severe recession. In addition, the FDIC announced a special assessment of up to 20 basis points to be assessed on deposits at June 30, 2009 and collected on September 30, 2009. The FDIC may also impose an emergency special assessment after June 30, 2009 of up to 10 basis points if the FDIC deems that an additional special assessment is necessary to maintain public confidence in federal deposit insurance. Based on the FDIC insurance premium schedule for 2009, we anticipate our premium, exclusive of the special assessment of up to 20 basis points, to be $552 thousand for 2009 compared to $87 thousand for 2008. The special assessment at the maximum 20 basis points based on our estimated deposit base at June 30, 2009 would be approximately $718 thousand. This special assessment amount is still under review and has not yet been finalized as the Senate has agreed to increase the FDIC’s Treasury borrowing authority, but if it was to occur as proposed, the total FDIC assessment for 2009 would be approximately $1.27 million.

Union is a member of FHLB of Boston with an investment of $1.9 million in its Class B common stock at March 31, 2009. The FHLB system is a cooperative that provides services to member banking institutions. The primary reason for joining the FHLB is to obtain funding from the FHLB. FHLB stock is an activity based stock that is directly proportional to the volume of funding. FHLB stock is bought and redeemed at par value. In response to adverse financial results primarily related to its write-down of its holdings of private mortgage backed securities, the FHLB of Boston in late 2008 adopted a revised retained earnings target, a repurchase moratorium on their Class B common stock, and a quarterly dividend payout restriction under their capital plan. These decisions will most likely limit the level of funds available under certain FHLB of Boston programs, affect the pricing of other programs and negatively impact the amount of quarterly dividends received by Union on its Class B common stock investment in the future.

It is not completely clear at this time what impact the current or future government sponsored programs will have on the Company and the U.S. and global financial markets.

CRITICAL ACCOUNTING POLICIES

The Company has established various accounting policies which govern the application of accounting principles generally accepted in the United States of America (GAAP) in the preparation of the Company's financial statements. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the reported amount of assets, liabilities, capital, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company has identified the accounting policies and judgments most critical to the Company. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from estimates and have a material impact on the carrying value of assets, liabilities, capital, or the results of operations of the Company.

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

Given the recent disruptions in the financial markets, the decision to recognize other-than-temporary impairment on investments securities available-for-sale has become more difficult as complete information is not always available and market conditions and other relevant factors are subject to rapid changes. The other-than-temporary impairment decision has become a critical accounting policy for the Company and accounting guidance is given under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," FASB Staff Position (FSP) No. 115-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Benefits," and Staff Accounting Bulletin No. 59, "Noncurrent Marketable Equity Securities." These statements require companies to perform periodic reviews of individual securities in their investment portfolios to determine whether a decline in the value of a security is other than temporary. A review of other-than-temporary impairment requires companies to make certain judgments regarding the materiality of the decline, its effect on the financial statements and the probability, extent and timing of a valuation recovery and the company's intent and ability to continue to hold the security. Pursuant to these requirements, management assesses valuation declines to determine the extent to which such changes are attributable to (1) fundamental factors specific to the issuer, such as the nature of the issuer and its financial condition, business prospects or other factors or (2) market-related factors, such as interest rates or equity market declines. Declines in the fair value of securities below their costs that are deemed by management to be other-than-temporary are recorded in earnings as realized losses.

The Company's pension benefit obligations and net periodic benefit cost are actuarially determined based on the following assumptions: discount rate, current and estimated future return on plan assets, wage base rate, anticipated mortality rates, Consumer Price Index rate, and rate of increase in compensation levels. The annual determination of the pension benefit obligations and net periodic benefit cost is a critical accounting estimate as it requires the use of estimates and judgment related to the amount and timing of expected future cash outflows for benefit payments and cash inflows for maturities and returns on plan assets as well as Company contributions. Changes in estimates, assumptions and actual results could have a material impact to the Company's financial condition or results of operations.

The Company also has other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding the results including the valuation of deferred tax assets, and determination of the fair values of investment securities and other real estate owned. Given the market volatility and the number and volume of corporate failures and bailouts over the last several months, the determination of fair value and other than temporary impairment for investment securities has been especially challenging. See FINANCIAL CONDITION - Allowance for Loan Losses and Investment Activities below. Although management believes that its estimates, assumptions and judgments are reasonable, they are based upon information presently available and can be impacted by events outside the control of the Company. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

OVERVIEW

The Company's net income was $1.267 million for the quarter ended March 31, 2009, compared with net income of $1.406 million for the same period in 2008, representing a $139 thousand, or 9.9%, decrease between years. The decrease was the cumulative result of an increase in other expenses of $126 thousand, of which $123 thousand is due to the increase in the FDIC insurance assessment, the increase in the provision for income taxes as the 2008 provision was low due to the receipt of an $184 thousand rehabilitation tax credit resulting from an affordable housing limited partnership investment, and a higher provision for loan losses for the first quarter of 2009, in the amount of $95 thousand versus $50 thousand for the first quarter of 2008. These increases in expenses were partially offset by an increase in net gains on sales of loans held for sale and the resulting increased income from the recognition of mortgage servicing rights as the Company sold the majority of qualified residential mortgage loans originated during the first quarter of 2009 to mitigate long term interest rate risk and to generate fee income.

The Company faced a challenging interest rate environment as the prime rate had been reduced seven times since January 1, 2008 from 7.25% to 3.25% on March 31, 2009. Total interest income decreased by $414 thousand, or 6.6% to $5.9 million in the first quarter of 2009 versus the $6.3 million in the first quarter of 2008, while the decrease in interest expense from $1.9 million in 2008 to $1.5 million in 2009 was $436 thousand between periods. The result of the changes in interest income and expense was that net interest income for the first quarter of 2009 was $4.4 million, up $22 thousand or 0.5% from the first quarter of 2008 of $4.3 million. During the first quarter of 2009, the Company's net interest margin decreased 40 basis points to 4.54%, from 4.94% for the first quarter of 2008. Despite the decreased interest rate margin, there was a slight increase in net interest income due to growth in the balance sheet. The Company's net interest spread declined 21 basis points to 4.20% for the first quarter of 2009, compared to 4.41% for the same period last year. The decline in the net interest spread was primarily the result of the decline in average interest rates earned on loans as the 400 basis point drop in the prime rate between January 1, 2008 and March 31, 2009 had an effect on the repricing of adjustable rate loans and the volume of refinancings, as customers took advantage of the lower rates. Further drops in the prime rate and/or increases in competitors deposit rates could be problematic as the individual instruments reprice.

The Company's total assets decreased from $440.1 million at December 31, 2008, to $421.8 million at March 31, 2009, a decrease of $18.3 million, or 4.2%. The decrease between periods is a normal seasonal decline which management believes may have been exacerbated by the tightening economy. Deposits decreased from $364.4 million at December 31, 2008 to $346.5 million at March 31, 2009, a decrease of $17.9 million, or 4.9%, with that decrease comprised of a drop of $13.3 million in commercial noninterest-bearing deposits and a drop of $14.7 million in overall Municipal deposits which are subject to great seasonality. These decreases were partially offset by an increase in consumer deposits with savings accounts growing $3.7 million and money market accounts growing $9.2 million. Total loans, including loans held for sale, decreased $4.5 million, or 1.3%, from $353.4 million at December 31, 2008 to $348.9 million at March 31, 2009. Total loans at March 31, 2009 are net of $18.0 million in residential real estate loans sold during the first quarter of 2009. Despite a weakening economy, loan demand is strong due to lower interest rates, a changing competitive environment due to the sale of a number of our competitors, financial market turmoil and the reluctance of some of our larger competitors to issue loans.

The provision for loan losses for the first quarter of 2009 was $95 thousand versus a $50 thousand provision for the first quarter of 2008. The $95 thousand provision was deemed appropriate for the first quarter of 2009 in light of higher net charge-offs for the quarter ended March 31, 2009, which were $127 thousand compared to net charge-offs of $27 thousand for the quarter ended March 31, 2008. There is continuing strong loan demand and an upward trend in the dollar amount of commercial real estate loans. Although there continues to be a softening of the economy, there was a decrease in loans 30 or more days past due between years as well as a decline in classified loans. For further details see, FINANCIAL CONDITION - "Allowance for Loan Losses" and "Asset Quality" sections below.

The following unaudited per share information and key ratios depict several measurements of performance or financial condition for or at the three months ended March 31, 2009 and 2008, respectively:

	Three Months Ended March 31,
	2009	2008
Return on average assets (ROA) (1)	1.19%	1.44%
Return on average equity (ROE) (1)	13.00%	13.33%
Net interest margin (1)(2)	4.54%	4.94%
Efficiency ratio (3)	68.38%	68.83%
Net interest spread (4)	4.20%	4.41%
Loan to deposit ratio	100.68%	100.58%
Net loan charge-offs to average loans not held for sale (1)	0.15%	0.04%
Allowance for loan losses to loans not held for sale	1.02%	1.10%
Non-performing assets to total assets	1.85%	1.70%
Equity to assets	9.24%	10.86%
Total capital to risk weighted assets	15.44%	16.72%
Book value per share	$8.72	$9.39
Earnings per share	$0.28	$0.31
Dividends paid per share	$0.28	$0.28
Dividend payout ratio (5)	100.0%	90.32%

_________________________________

(1)

Annualized

(2)

The ratio of tax equivalent net interest income to average earning assets. See page 17 for more information.

(3)

The ratio of noninterest expense to tax equivalent net interest income and noninterest income, excluding securities gains of $21 thousand at March 31, 2009. The efficiency ratio is a non-GAAP standard measure of expense utilization effectiveness used in the banking industry.

(4)

The difference between the average rate earned on assets minus the average rate paid on liabilities. See page 18 for more information.

(5)

Cash dividends declared and paid per share divided by consolidated net income per share.

RESULTS OF OPERATIONS

Net Interest Income. The largest component of the Company's operating income is net interest income, which is the difference between interest and dividend income received from interest-earning assets and the interest expense paid on interest-bearing liabilities. The Company's net interest income increased $22 thousand, or 0.5%, to $4.36 million for the three months ended March 31, 2009, from $4.34 million for the three months ended March 31, 2008. The net interest spread decreased 21 basis points to 4.20% for the three months ended March 31, 2009, from 4.41% for the three months ended March 31, 2008. The decline in the net interest spread was primarily the result of the drop in average interest rates earned on loans from 7.41% for the quarter ended March 31, 2008 to 6.37% for the quarter ended March 31, 2009. The prime rate was 7.25% on January 1, 2008, 5.25% by March 31, 2008 and 3.25% throughout the quarter ended March 31, 2009, which affected the repricing of adjustable rate loans as well as the volume of new loans and refinancing activity especially during the first quarter of 2009, as customers took advantage of the lower rates. The adverse effect of declining rates on the Company's net interest spread was mitigated somewhat by an 83 basis point decline in the average rate paid on deposits and borrowed funds in the first quarter of 2009 versus the same period last year. The net interest margin for the first quarter of 2009 decreased 41 basis points to 4.54% from the 2008 period at 4.95% reflecting the net effect of a slight increase in net interest income of $22 thousand and an increase of $39.2 million, or 10.8%, in average earning assets. Further decrease in the prime rate would not necessarily be beneficial to the Company in the near term, especially if funding rates did not follow a similar downward trend. See "OTHER FINANCIAL CONSIDERATIONS - Market Risk and Asset and Liability Management."

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

Tax-exempt interest income amounted to $260 thousand and $244 thousand for the three months ended March 31, 2009 and 2008, respectively. The following table presents the effect of tax-exempt income on the calculation of the net interest margin, using a marginal tax rate of 34% in 2009 and 2008:

	For The Three Months ended March 31,
	2009	2008
Net interest income as presented	$4,362	$4,340
Effect of tax-exempt interest
Securities available-for-sale	78	84
Loans	182	160
Net interest income, tax equivalent	$4,622	$4,584

	Three months ended March 31,
	2009			2008
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and
overnight deposits	$7,551	$2	0.09%	$4,401	$31	2.83%
Interest bearing deposits in banks	13,787	123	3.63%	10,211	126	4.97%
Investment securities (1), (2)	26,897	314	5.16%	33,189	401	5.26%
Loans, net (1), (3)	350,429	5,411	6.37%	312,017	5,685	7.41%
FHLB of Boston stock	1,922	-	0.00%	1,606	21	5.18%
Total interest-earning assets (1)	400,586	5,850	6.04%	361,424	6,264	7.08%

Cash and due from banks	5,586			9,917
Premises and equipment	7,385			6,829
Other assets	12,029			11,309
Total assets	$425,586			$389,479

Average Liabilities and Stockholders' Equity:
NOW accounts	$58,539	$44	0.30%	$52,169	$85	0.66%
Savings/money market accounts	103,132	181	0.71%	88,513	335	1.52%
Time deposits	136,315	962	2.86%	124,390	1,236	4.00%
Borrowed funds	28,916	301	4.17%	24,341	268	4.35%
Total interest bearing liabilities	326,902	1,488	1.84%	289,413	1,924	2.67%

Noninterest bearing deposits	51,114			51,353
Other liabilities	8,595			6,526
Total liabilities	386,611			347,292
Stockholders' equity	38,975			42,187
Total liabilities and stockholders' equity	$425,586			$389,479

Net interest income		$4,362			$4,340

Net interest spread (1)			4.20%			4.41%

Net interest margin (1)			4.54%			4.94%

_________________________________

(1)

Average yields reported on a tax-equivalent basis using a marginal tax rate of 34%.

(2)

Average balances of investment securities are calculated on the amortized cost basis and include nonaccrual  securities.

(3)

Includes loans held for sale as well as nonaccrual loans and is net of unearned income and allowance for loan losses.

Rate/Volume Analysis. The following table describes the extent to which changes in average interest rates (on a fully tax-equivalent basis) and changes in volume of average interest earning assets and interest bearing liabilities have affected the Company's interest income and interest expense during the period indicated. For each category of interest earning assets and interest bearing liabilities information is provided on changes attributable to:

•

changes in volume (change in volume multiplied by prior rate);

•

changes in rate (change in rate multiplied by prior volume); and

•

total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended March 31, 2009
	Compared to
	Three Months Ended March 31, 2008
	Increase/(Decrease) Due to Change In
	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$13	$(42)	$(29)
Interest bearing deposits in banks	37	(40)	(3)
Investment securities	(79)	(8)	(87)
Loans, net	630	(904)	(274)
FHLB of Boston stock	3	(24)	(21)
Total interest earning assets	$604	$(1,018)	$(414)

Interest bearing liabilities:
NOW accounts	$9	$(50)	$(41)
Savings/money market accounts	48	(202)	(154)
Time deposits	106	(380)	(274)
Borrowed funds	45	(12)	33
Total interest bearing liabilities	$208	$(644)	$(436)
Net change in net interest income	$396	$(374)	$22

Three Months Ended March 31, 2009, compared to Three Months Ended March 31 2008.

Interest and Dividend Income. The Company's interest and dividend income decreased $414 thousand, or 6.6%, to $5.85 million for the three months ended March 31, 2009, from $6.26 million for the three months ended March 31, 2008. During the first quarter of 2009, average earning assets increased $39.2 million, or 10.8%, to $400.6 million, from $361.4 million for the three months ended March 31, 2008. However, the increase in interest income resulting from the rise in average earning assets was more than offset by the lower rates earned on all interest earning assets in first quarter of 2009 versus 2008. In particular, interest income on loans decreased during the first quarter of 2009 versus the 2008 comparison period despite an increase in average loan volume between periods. Average loans approximated $350.4 million at an average yield of 6.37% for the three months ended March 31, 2009, up $38.4 million, or 12.3%, from $312.0 million at an average yield of 7.41% for the three months ended March 31, 2008. However, the increase in volume was more than offset by an 104 basis point decrease in yield. Loan demand has risen during 2009 due to lower interest rates and the changes in the competitive landscape as it appears that customers are now more inclined to work with community banks and some of the regional banks and mortgage brokers have pulled back in the local markets.

The 200 basis point drop in the prime rate from January 1, 2008 at 7.25% to March 31, 2008 at 5.25%, followed by four further drops in the prime rate in April 2008, October 2008 and December 2008 to bring prime down another 200 basis points to 3.25%, has now impacted the majority of variable rate loans, as adjustable rate loans have continued to reprice at lower rates. The Prime rate has not been as low as 3.25% since 1955.

In this historically low interest rate environment, many existing customers, as well as new customers, have approached the Company regarding refinancing loans which has contributed to the increase of $38.4 million in average loan volume for the quarter ended March 31, 2009 over the same period of 2008. The Company has continued to manage interest rate risk by selling low rate qualified residential mortgages originated during this period to the secondary market.

The average balance of investments (including mortgage-backed securities) decreased $6.3 million or 19.0%, to $26.9 million for the three months ended March 31, 2009, from $33.2 million for the three months ended March 31, 2008. Maturing investments were utilized to fund loan demand. The average level of interest bearing deposits in banks for the quarter was $13.8 million, up $3.6 million or 35.0% from the 2008 average level of $10.2 million. The average level of federal funds sold and overnight deposits increased $3.2 million, to $7.6 million or 71.6% for the three months ended March 31, 2009, from $4.4 million for the three months ended March 31, 2008. Funds invested in federal funds sold, overnight deposits and FDIC insured certificates of deposit have been very short term in nature as it is anticipated that these funds will be needed to fund future loan demand. Interest income from non-loan instruments decreased $140 thousand or 24.2% between periods, with $439 thousand for the first quarter of 2009 versus $579 thousand for the same period of 2008, reflecting the overall decreases in yields on all types of interest earning assets as well as cessation of dividends on the FHLB of Boston stock during the fourth quarter of 2008.

Interest Expense. The Company's interest expense decreased $436 thousand, or 22.8%, to $1.5 million for the three months ended March 31, 2009, from $1.9 million for the three months ended March 31, 2008. Of this decrease, $644 thousand was a result of the decrease in rates, partially offset by the $208 thousand attributable to the increase in volume for all interest bearing liabilities.

Interest expense on deposits decreased $469 thousand or 28.3% to $1.2 million for the quarter ended March 31, 2009, from $1.7 million for the quarter ended March 31, 2008. Competition for deposits has remained strong but growth in average deposits for the quarter at $32.9 million or 12.4% compared to the quarter ended, March 31, 2008 is illustrative of the overall growth in the franchise with the opening of two new branches during the third quarter of 2008 and some "flight to quality" since September 2008 as the financial markets continue to experience turmoil. Interest rates paid on deposits were slower to drop than the drop in the prime rate and the target rate on Federal Funds Sold, but have moved steadily downward. Management believes consumers have become more rate sensitive over the last few years due to advertised "specials" and the proliferation of nonlocal financial institutions trying to gather deposits throughout the Company's market area. Average time deposits rose to $136.3 million for the three months ended March 31, 2009, from $124.4 million for the three months ended March 31, 2008, or an increase of $11.9 million or 9.6%. While the majority of these deposits are new funds for the Company, there has been movement of deposits from lower yielding deposit accounts to higher paying certificates of deposit within its account base. The average rate paid on time deposits decreased 114 basis points, to 2.86% from 4.00% for the three months ended March 31 2009 and 2008, respectively. The average balances for money market and savings accounts increased $14.6 million, or 16.5%, to $103.1 million for the three months ended March 31, 2009, from $88.5 million for the three months ended March 31, 2008. A $6.3 million or 12.2% increase in NOW accounts brought the average balance up to $58.5 million from $52.2 million between the two years.

Interest expense on borrowed funds increased from $268 thousand for the quarter ended March 31, 2008 to $301 thousand for the quarter ended March 31, 2009 as average funds borrowed from the FHLB of Boston increased from $24.3 million to $28.9 million between years, although the average rate paid on borrowed funds declined 18 basis points between periods. The increasing loan demand between the quarters ended March 31, 2009 and March 31, 2008, the match funding of certain loans with FHLB of Boston amortizing advances and the opportunity to lock in some low rate long term funding led the Company to increase its reliance on borrowed funds.

Provision for Loan Losses. There was a $95 thousand loan loss provision for the quarter ended March 31, 2009 and a $50 thousand loan loss provision for the quarter ended March 31, 2008. The higher provision in the first quarter of 2009 versus 2008 was deemed appropriate in light of net charge-offs for the quarter of $127 thousand compared to net charge-offs of $57 thousand for the quarter ended March 31, 2008. There is continuing strong loan demand and an upward trend in the dollar amount of commercial real estate loans. Although there continues to be a softening of the economy, there was a decrease in loans 30 or more days past due between years as well as a decline in classified loans. For further details see, FINANCIAL CONDITION - "Allowance for Loan Losses" and "Asset Quality" sections below.

Noninterest income. The following table sets forth changes from the first quarter of 2008 to the first quarter of 2009 for components of noninterest income:

	For The Three Months Ended March 31,
	2009	2008	$ Variance	% Variance
	(Dollars in thousands)
Trust income	$91	$93	$(2)	(2.2)
Service fees	851	855	(4)	(0.5)
Net gains on sales of investment securities	21	-	21	100.0
Net gains on sales of loans held for sale	229	158	71	44.9
Other	88	16	72	450.0
Total noninterest income	$1,280	$1,122	$158	14.1

Trust Income. Trust income has remained flat for the three months ended March 31, 2009 compared to 2008, despite a number of new trust relationships. Since the Company's trust fees are based largely on the value of assets under management, the positive impact of these new relationships was offset by the lower market value of the assets invested, mainly due to market turmoil.

Service fees. The decrease resulted primarily from a decline in overdraft fees of $26 thousand, or 8.6% and a decrease of $13 thousand, or 8.9% in merchant program income as in both cases the tightening economy resulted in a change in customer practices. These decreases were partially offset by a rise in service charges on deposit accounts of $12 thousand, or 24.7% and an increase in ATM/Debit Card usage fees of $22 thousand, or 11.3%.

Net gains on sales of investment securities. There were no sales of investment securities during the first quarter of 2008, versus a net gain of $21 thousand during the first quarter of 2009.

Net gains on sales of loans held for sale. Residential real estate loans of $18.0 million were sold for a net gain of $229 thousand during the first quarter of 2009, versus sales of $5.6 million for a net gain of $158 thousand during the first quarter of 2008. The reduction in the percentage of gain to loans sold between years is mainly due to the increased fees, from $13 thousand or 7.5% of gross gains for the period ended March 31, 2008 to $71 thousand, or 24.7%, of gross gains for the period ended March 31, 2009, imposed by the Federal Home Loan Mortgage Corporation who is currently the main purchaser of the Company's residential mortgages.

Other. The increase resulted primarily from the increase in net mortgage servicing rights recognized in the first quarter of 2009 due to the larger volume of sales of residential mortgage loans to the secondary market.

Noninterest expense. The following table sets forth changes from the first quarter of 2008 to the first quarter of 2009 for components of noninterest expense:

	For The Three Months Ended March 31,
	2009	2008	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$1,497	$1,585	$(88)	(5.6)
Pension and employee benefits	700	668	32	4.8
Occupancy expense, net	293	268	25	9.3
Equipment expense	299	292	7	2.4
FDIC insurance assessment	133	10	123	1,230.0
Equity in losses of affordable housing investments	106	97	9	9.3
Other	891	910	(19)	(2.1)
Total noninterest expense	$3,919	$3,830	$89	2.3

Salaries and wages and related expenses. The decrease in 2009 over 2008 was due primarily to the recognition as a reduction in salary expense of $51 thousand in deferred loan origination costs in 2009 while in prior years these costs had been recognized as a reduction of origination fees charged. Also contributing to the decrease was the fact that there was one less business day in 2009 as 2008 was a leap year, and a reduction in several staff positions as the Company concentrated on gaining efficiency throughout its operations and staffing the branches for customer traffic patterns. There was an increase in the defined benefit plan expense for the first quarter to $294 thousand for 2009 from the prior year's expense of $149 thousand. This increase is mainly due to the decline in asset values within the plan as of January 1, 2009 compared to the prior year given the turmoil in the financial markets. There were also increases in both the cost of unemployment taxes and dental insurance. These increases were partially offset by the decrease in the Company's medical costs from $286 thousand for the first quarter of 2008 to $163 thousand for the first quarter of 2009 as the Company was able to reverse $129 thousand reserved as of December 31, 2008 for the run out from the termination of the self-insured medical plan.

Occupancy Expense. The increase between years is mainly due to the addition of two new branch locations during the third quarter of 2008.

FDIC Insurance Assessment. The FDIC insurance assessment for the Company has gone from $10 thousand for the first quarter of 2008 to $133 thousand for the first quarter of 2009. This increase has numerous components. Covered deposits were raised from $100,000 to $250,000. The Company chose to participate in insuring 100% of deposits in noninterest bearing transaction deposit accounts under the U.S. Treasury's Temporary Liquidity Guarantee Program. The assessment rate has been raised and the credit that the Company had been able to utilize for the last few years expired late in 2008.

Equity in losses of affordable housing investments. A new investment in a low income housing partnership was made in late 2008 which increased the amount of equity in the losses of these projects to be recorded in 2009.

Income Tax Expense. The Company has provided for current and deferred federal income taxes for the current and all prior periods presented. The Company's provision for income taxes was $361 thousand for the three months ended March 31, 2009 compared to $176 thousand for the same period in 2008. The low provision for the first quarter of 2008 reflected the receipt of the federal rehabilitation tax credit of $184 thousand as a result of the completion of an affordable housing investment partnership project. The Company's effective tax rate therefore increased to 22.2% for the three months ended March 31, 2009, from 11.1% for the same period in 2008.

FINANCIAL CONDITION

At March 31, 2009 the Company had total consolidated assets of $421.8 million, including gross loans and loans held for sale ("total loans") of $348.9 million, deposits of $346.5 million and stockholders' equity of $39.0 million. The Company's total assets decreased $18.3 million or 4.2% to $421.8 million at March 31, 2009, from $440.1 million at December 31, 2008. Net loans and loans held for sale were $345.3 million, or 81.9% of total assets at March 31, 2009, compared to $349.8 million, or 79.4% of total assets at December 31, 2008.

Cash and cash equivalents, including federal funds sold and overnight deposits, decreased $9.4 million, or 35.6%, to $16.9 million at March 31, 2009, from $26.3 million at December 31, 2008. Interest bearing deposits in banks decreased $1.9 million or 13.0% from $14.8 million at December 31, 2008 to $12.9 million at March 31, 2009. Investment securities available-for-sale decreased from $27.8 million at December 31, 2008, to $25.3 million at March 31, 2009, a $2.5 million, or 8.9%, decrease. The securities available-for-sale and interest bearing deposits in banks decreased from 9.7% of total assets at December 31, 2008 to 9.1% at March 31, 2009, reflecting deployment of available cash resources to fund loan demand.

Deposits decreased $17.8 million, or 4.9%, to $346.5 million at March 31, 2009, from $364.4 million at December 31, 2008. Noninterest bearing deposits decreased from $61.3 million at December 31, 2008 to $47.4 million, or 22.7%, at March 31, 2009. Interest bearing deposits decreased $3.9 million, or 1.3%, from $303.0 million at December 31, 2008, to $299.1 million at March 31, 2009. (See average balances and rates in the Yields Earned and Rates Paid tables on Pages 17 and 18) Aggressive rate competition from in-market and out-of-market financial institutions makes deposit accounts hard to attract and retain. Noninterest bearing deposits are especially difficult to develop and increase. It is yet to be seen if increased FDIC insurance coverage and continuing financial and credit market volatility will make it easier to attract and retain deposits in the long run.

Total borrowings decreased to $27.2 million at March 31, 2009, from $27.4 million at December 31, 2008 as the Company made normal payments on amortizing advances at the FHLB of Boston.

Total stockholders' equity decreased $166 thousand to $39.0 million at March 31, 2009 from $39.2 million at December 31, 2008, reflecting net income of $1.3 million for the first three months of 2009, less regular cash dividends paid of $1.2 million, the purchase of Treasury stock totaling $87 thousand, and an increase of $97 thousand in accumulated other comprehensive loss. (See Capital Resources section on Page 38).

Loans Held for Sale and Loan Portfolios. Total loans (including loans held for sale) decreased $4.5 million, or 1.3% to $348.9 million since December 31, 2008. However, at March 31, 2009, the Company's total loan portfolio represented 82.7% of assets, up on a percentage basis from $353.4 million, or 80.3% of assets at December 31, 2008 and up in both dollars and percentage from $316.7 million or 81.5% of assets at March 31, 2008. Real estate secured loans represented $298.2 million or 85.5% of total loans at March 31, 2009 and $301.2 million or 85.2% of total loans at December 31, 2008. The Company's total loans primarily consist of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Average net loans (including loans held for sale) were $312.0 million for the first three months of 2008 and increased to $350.4 million for the first three months of 2009. The Company sold $18.0 million of residential mortgage loans held for sale during the first three months of 2009 resulting in a net gain on sale of loans of $229 thousand, compared with loan sales of $5.6 million and related net gain on sale of loans of $158 thousand for the first three months of 2008. The fees that the Company is required to pay when selling loans in the secondary market have increased dramatically from $13 thousand, or 7.5%, of gross gains for the period ended March 31, 2008 to $71 thousand, or 24.7%, of gross gains for the period ended March 31, 2009. This is one of the reasons the net gain on sale of loans has not increased proportionally. The Company has chosen to sell all qualified residential mortgage loans generated into the secondary market in order to mitigate long term interest rate risk and generate fee income. It has also participated a few large new commercial real estate loans with other financial institutions for liquidity or credit concentration management purposes. While competition for good loans is strong, the Company has been able to originate loans to both current and new customers while maintaining credit quality. Loan refinancings have boomed during the first quarter of

2009 as many current and new customers have taken advantage of the historic low rates. This trend will slow over the coming months if interest rates rise or as the number of customers who can refinance complete the process.

The following table shows information on the composition of the Company's total loan portfolio at the dates indicated:

Loan Type	March 31, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$126,530	36.3	$128,292	36.3
Construction real estate	17,479	5.0	19,038	5.4
Commercial real estate	154,193	44.2	153,821	43.5
Commercial	18,550	5.3	18,833	5.3
Consumer	6,440	1.8	6,735	1.9
Municipal loans	22,255	6.4	23,519	6.7
Loans Held for Sale	3,449	1.0	3,178	0.9
Total loans	348,896	100.0	353,416	100.0

Deduct:
Allowance for loan losses	(3,524)		(3,556)
Unearned net loan fees	(55)		(107)
Net loans and loans held for sale	$345,317		$349,753

The Company originates and sells qualified residential mortgages into the secondary market, with most such sales made to the Federal Home Loan Mortgage Corporation (FHLMC/"Freddie Mac") and the Vermont Housing Finance Agency (VHFA). In 2008, the Company entered into a contract with the FHLB of Boston Mortgage Partnership Finance Program (MPF) to sell up to $5 million in loans. This contract was completed in early 2009 and no additional contract has been completed for additional sales. At March 31, 2009, the Company serviced a $227.1 million residential real estate mortgage portfolio, approximately $100.6 million of which was serviced for unaffiliated third parties. Additionally, the Company originates commercial real estate and commercial loans under various U.S. Small Business Administration (SBA), United States Department of Agriculture Rural Development Authority (USDA) and Vermont Economic Development Authority (VEDA) programs which provide a government agency guarantee for a portion of the loan amount. The Company occasionally sells the guaranteed portion of the loan to other financial concerns and will retain servicing rights, which generates fee income. The Company serviced $3.6 million of commercial and commercial real estate loans for unaffiliated third parties as of March 31, 2009. The Company capitalizes servicing rights for both mortgage and commercial loans sold with servicing retained. The Company recognizes gains and losses on the sale of the principal portion of these loans as they occur. The unamortized balance of servicing rights on loans sold with servicing retained was $398 thousand at March 31, 2009, with an estimated market value in excess of their carrying value.

In the ordinary course of business, the Company occasionally participates out, on a non-recourse basis, a portion of commercial, municipal or real estate loans to other financial institutions for liquidity or credit concentration management purposes. The total of loans participated out as of March 31, 2009 was $12.6 million.

Asset Quality. The Company, like all financial institutions, is exposed to certain credit risks including those related to the value of the collateral that secures its loans and the ability of borrowers to repay their loans. The underlying value of real estate collateral has not seen as much of a decline in Vermont and northwestern New Hampshire as has been experienced in other parts of the country and the Company's conservative loan policies have been prudent for both the Company and its customers. Continued market volatility, rising unemployment and weakness in the general economic condition of the country or our market area, may have a negative effect on our customers' ability to make their loan payments on a timely basis and/or on underlying collateral values. Management closely monitors the Company's loan and investment portfolios, other real estate and other assets owned for potential problems and reports to the Company's and the subsidiary's Boards of Directors at regularly scheduled meetings. Repossessed assets and loans or investments that are 90 days or more past due are considered to be nonperforming assets. Policies set forth portfolio diversification levels to mitigate concentration risk.

The Company's Board of Directors has set forth well-defined lending policies (which are periodically reviewed and revised as appropriate) that include conservative individual lending limits for officers, aggregate and advisory board approval levels, Board approval for large credit relationships, a loan review program and other limits or standards deemed necessary and prudent. The Company's loan review department is supervised by an experienced former regulatory examiner and staffed by a Certified Public Accountant as well as other experienced personnel and encompasses a quality control process for loan documentation and underwriting that may include a post-closing review. The Company also maintains a monitoring process for credit extensions to assess the credit quality and degree of risk in the loan portfolio. The Company performs periodic concentration analyses based on various factors such as industries, collateral types, location, large credit sizes and officer portfolio loads. The Company has established underwriting guidelines to be followed by its officers; material exceptions are required to be approved by a senior loan officer or the Board of Directors. The Company monitors its delinquency levels for any negative or adverse trends. There can be no assurance, however, that the Company's loan portfolio will not become subject to increasing pressures from deteriorating borrower financial strength due to general or local economic conditions. Management will continue to assess participation in the loan modification and restructuring program being developed as part of the federal economic stimulus legislation.

Restructured loans include the Company's troubled debt restructurings that involved forgiving a portion of interest or principal, refinancing at a rate materially less than the market rate, rescheduling loan payments, or granting other concessions to a borrower due to financial or economic reasons related to the debtor's financial difficulties. Restructured loans do not include qualifying restructured loans that have complied with the terms of their restructure agreement for a satisfactory period of time. There were no restructured loans at either March 31, 2009 or December 31, 2008.

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

The Company had loans in nonaccrual status totaling $3.7 million, or 1.06%, of gross loans at March 31, 2009, $2.9 million, or 0.83%, at December 31, 2008, and $3.8 million, or 1.22%, at March 31, 2008. Certain loans in non-accrual status are covered in part by guarantees of U.S. Government or state agencies. Approximately $144 thousand of the balances in this category were covered by such guarantees at March 31, 2009. The aggregate interest income not recognized on nonaccrual loans amounted to approximately $517 thousand and $533 thousand as of March 31, 2009 and 2008, respectively and $460 thousand as of December 31, 2008.

The Company had loans past due 90 days or more and still accruing of $3.1 million, or 0.91%, of gross loans at March 31, 2009, $4.4  million, or 0.83%, at December 31, 2008 and $2.5 million, or 0.81%, at March 31, 2008. Certain loans past due 90 days or more and still accruing interest are covered in part by guarantees of U.S. Government or state agencies. Approximately $673 thousand of the commercial and commercial real estate balances in this category were covered by such guarantees at March 31, 2009. The majority of the decrease between December 31, 2008 and March 31, 2009 was in commercial real estate loans for one well secured relationship where the USDA partially reimbursed the bank totaling $644 thousand under their 100% guarantee. Most of the remainder of the decrease was in residential construction and real estate mortgage loans where the loans were moved to nonaccrual status during the first quarter of 2009. Our practice as a community bank is, and always will be, to actively work with our troubled borrowers to resolve the borrower's delinquency while maintaining the safe and sound credit practices of the bank and safeguarding our strong capital position.

At March 31, 2009, and December 31, 2008, respectively, the Company had internally classified loans totaling $76 thousand and $165 thousand, respectively. In management's view, such loans represent a higher degree of risk and could become nonperforming loans in the future. While still on a performing status, in accordance with the Company's credit policy, loans are internally classified when a review indicates the existence of any of the following conditions makes the likelihood of collection questionable:

•

the financial condition of the borrower is unsatisfactory;

•

repayment terms have not been met;

•

the borrower has sustained losses that are sizable, either in absolute terms or relative to net worth;

•

confidence is diminished;

•

loan covenants have been violated;

•

collateral is inadequate; or

•

other unfavorable factors are present.

The Company has been actively working with customers who may be delinquent or headed for problems due to the downturn in the economy and the slowdown in the real estate market. Northern New England did not experience these issues to the extent as other parts of the country. One of the benefits of being a community financial institution is our employees' and Boards' knowledge of the community and borrowers, which allows us to be proactive in working closely with our loan customers. The Company's delinquency rates have historically run higher than similar institutions while losses have been lower. Although management believes that nonperforming loans are generally well-secured and that potential loan losses are provided for in the Company's allowance for loan losses, there can be no assurance that future deterioration in economic conditions and/or collateral values, or changes in other relevant factors will not result in future credit losses. The Company has not targeted sub-prime borrowers and has not experienced an elevated delinquency in this area.

Except for those nonperforming loans discussed above, the Company's management is not aware of any loans as of March 31, 2009, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan repayment terms, or any known events that would result in the loan being designated as nonperforming at some future date. However, a combination of the following economic conditions in the Company's market has the potential to create a situation where any borrower's status can quickly change: (1) real estate and other asset values declined throughout 2008 and the situation in 2009 remains volatile; and (2) more recently, general economic conditions have deteriorated and unemployment and business failures are increasing. As a result, borrowers who are current in their payments may have experienced deterioration in the value of their collateral below the amount outstanding on the loan, significantly increasing the potential of default if their income levels decline. Management will continue to monitor and evaluate the effects of the troubled real estate market and economy on the Company's loan portfolio.

On occasion real estate properties are acquired through or in lieu of loan foreclosure. These properties are held for sale and are initially recorded at the lesser of the recorded loan or fair value less estimated selling costs at the date of the Company's acquisition of the property, with fair value based on an appraisal for more significant properties and on management's estimate for minor properties. Holding costs and declines in fair value after acquisition of the property result in charges against income. The Company evaluates each property on at least a quarterly basis for changes in the fair value of the property. The Company had two residential real estate properties totaling $95 thousand, two pieces of improved land totaling $32 thousand and three commercial real estate properties totaling $670 thousand classified as OREO at March 31, 2009, compared to a total of six properties composed of $35 thousand of residential real estate, $4 thousand of improved land, and $619 thousand of commercial real estate property at December 31, 2008. There was an allowance for losses on OREO of $19 thousand at March 31, 2009 and $12 thousand at December 31, 2008 which have been netted out of the values above. The OREO was included in Other Assets on the Consolidated Balance Sheet at both time periods.

The two pieces of improved land held at March 31, 2009, were sold in April 2009. The Company has scheduled auctions for the other OREO properties over the next few months. Any further softening in the real estate market would make the potential to recover all principal and related costs for the auctions uncertain.

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

Adequacy of the allowance for loan losses is determined quarterly using a consistent, systematic methodology, which analyzes the risk inherent in the loan portfolio. In addition to evaluating the collectability of specific loans when determining the adequacy of the allowance, management also takes into consideration other factors such as changes in the mix and size of the loan portfolio, historic loss experience, the amount of delinquencies and loans adversely classified, industry trends, and the impact of the local and regional economy on the Company's borrowers. The adequacy of the allowance for loan losses is assessed by an allocation process whereby specific loss allocations are made against certain adversely classified loans and general loss allocations are made against segments of the loan portfolio which have similar attributes. While the Company allocates the allowance for loan losses based on a percentage by category to total loans, the portion of the allowance for loan losses allocated to each category does not represent the total available for future losses which may occur within the loan category since the total allowance for possible loan losses is a valuation reserve applicable to the entire portfolio.

The allowance for loan losses is increased by a provision for loan losses, which is charged to earnings, and reduced by charge-offs, net of recoveries. The provision for loan losses represents management's estimate of the current period credit cost associated with maintaining an appropriate allowance for loan losses. Based on an evaluation of the loan portfolio, management presents a quarterly analysis of the adequacy of the allowance for loan losses to the Board of Directors, indicating any changes in the allowance since the last review and any recommendations as to adjustments in the allowance. Additionally, bank regulatory agencies regularly review the Company's allowance for loan losses, including the methodology for determining the allowance, as an integral part of their examination process.

Credit quality of the commercial portfolio is quantified by a credit rating system designed to parallel regulatory criteria and categories of loan risk and has historically been well received by the various regulatory authorities. Individual loan officers monitor their loans to ensure appropriate rating assignments are made on a timely basis. Risk ratings and quality of commercial and retail credit portfolios are also assessed on a regular basis by an independent Loan Review Department. Loan Review personnel conduct ongoing portfolio analyses and individual credit reviews to evaluate loan risk and compliance with lending policies.

The loan portfolio quality is evaluated by loan category on a portfolio-wide basis that includes delinquency and other available credit data. The level of allowance allocable for each loan category is principally determined by applying loss factors that represent management's best estimate of inherent probable credit losses based upon historical loss data, portfolio characteristics, economic trends, overall market conditions and past experience. In addition, certain loans in these categories may be individually risk rated if considered necessary by management. The level of allowance allocable to each group of elevated risk rated loans is then determined by applying a loss factor that estimates the amount of probable loss for each credit. Loans are also evaluated for impairment and may be classified as impaired when management believes it is probable that the Company will not collect all the contractual interest and principal payments as scheduled in the loan agreement. A specific reserve amount is allocated to the allowance for individual loans that have been classified as impaired on the basis of the present value of anticipated future cash flows, the fair value of the collateral for collateral dependent loans, or an observable market price.

For the quarter ended March 31, 2009, the methodology used to determine the provision for loan losses was unchanged from the prior quarter or year. The Company's loan portfolio balance not held for sale decreased $4.8 million from $350.2 million at December 31, 2008 to $345.4 million at March 31, 2009, mainly due to a $1.8 million, or 1.4%, decrease in residential real estate loans, a $1.6 million, or 8.2%, seasonal decrease in construction real estate loans and a $1.3 million, or 5.4%, decrease in municipal loans. See chart on page 24 for further details. The composition of the Company's loan portfolio remained relatively unchanged from December 31, 2008, and there was no material change in the Company's lending programs or terms during the quarter.

As a result of the combined changes in volumes among various loan categories and the net charge-offs for the first quarter of $127 thousand, the Company designated a $95 thousand loan loss provision for the quarter ended March 31 2009, which left the allowance for loan losses at $3.5 million at March 31, 2009, down $32 thousand from December 31, 2008. However given the decrease in the loan portfolio at March 31, 2009 compared to year end 2008, the ratio of the allowance to total loans not held for sale remained unchanged, at 1.02%, despite the decline in the amount of the allowance. Similarly, with the decline in nonperforming loans at March, 31, 2009 compared to year end 2008, the ratio of the allowance for loan losses to nonperforming loans increased to 51.69% from 48.75% at December 31, 2008.

The following table reflects activity in the allowance for loan losses for the three months ended March 31, 2009 and 2008:

	Three Months Ended, March 31,
	2009	2008
	(Dollars in thousands)
Balance at beginning of period	$3,556	$3,378
Charge-offs
Real Estate	(121)	-
Commercial	(22)	(39)
Consumer and other	(1)	(6)
Total charge-offs	(144)	(45)
Recoveries
Real Estate	6	1
Commercial	1	3
Consumer and other	10	14
Total recoveries	17	18
Net charge-offs	(127)	(27)
Provision for loan losses	95	50
Balance at end of period	$3,524	$3,401

The following table (net of loans held for sale) shows the internal breakdown of the Company's allowance for loan losses by category of loan and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

	March 31, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate
Residential	$917	36.6	$933	36.7
Commercial	1,859	44.6	1,917	43.9
Construction	205	5.1	223	5.4
Other Loans
Commercial	381	5.4	391	5.4
Consumer installment	67	1.9	69	1.9
Municipal, Other and Unallocated	95	6.4	23	6.7
Total	$3,524	100.0	$3,556	100.0
Ratio of net charge offs to average loans not held for sale (1)		0.15%		0.05%
Ratio of allowance for loan losses to loans not held for sale		1.02%		1.02%
Ratio of allowance for loan losses to nonperforming loans (2)		51.69%		48.75%

__________________________

(1)

Annualized

(2)

Non-performing loans include loans in non-accrual status and loans past due 90 days or more and still accruing.

Notwithstanding the categories shown in the table above, all funds in the allowance for loan losses are available to absorb loan losses in the portfolio, regardless of loan category.

Management of the Company believes, in their best estimate, that the allowance for loan losses at March 31, 2009, is at an appropriate level to cover probable credit losses inherent in the Company's loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods, which could be greater than the size of the allowance for loan losses at March 31, 2009. See CRITICAL ACCOUNTING POLICIES. In addition, our banking regulators, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which could negatively affect earnings. While the Company recognizes that a further economic slowdown or financial and credit market turmoil may adversely impact its borrowers' financial performance and ultimately their ability to repay their loans, management continues to be cautiously optimistic about the collectability of the Company's loan portfolio.

Investment Activities. At March 31, 2009, the reported value of investment securities available-for-sale was $25.3 million or 6.0% of assets. The amount in investment securities available-for-sale decreased from $27.8 million, or 6.3% of assets at December 31, 2008 as maturing funds were utilized to fund deposit withdrawals. The Company has no investment in either Fannie Mae or Freddie Mac preferred or common stock or in their subordinated debt.

The Company had no securities classified as held-to-maturity or trading. Unrealized losses, net of tax effect, the Company's available-for-sale investment securities portfolio were $366 thousand and $134 thousand as of March 31, 2009 and December 31, 2008, respectively. The offset of the unrealized losses, net of income tax effect, was a $242 thousand loss reflected in the Company's accumulated other comprehensive loss component of stockholders' equity at March 31, 2009.

Information (dollars in thousands) pertaining to investment securities available-for-sale with gross unrealized losses at March 31, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

March 31, 2009:	Less Than 12 Months		Over 12 Months
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
Debt securities:	Value	Loss	Value	Loss
Mortgage-backed	$78	$(1)	$199	$(7)
State and political subdivisions	4,013	(199)	-	-
Corporate	1,951	(224)	1,934	(320)
Total debt securities	6,042	(424)	2,133	(327)
Marketable equity securities	-	-	8	(6)
Total	$6,042	$(424)	$2,141	$(333)

December 31, 2008	Less Than 12 Months		Over 12 Months
		Gross		Gross
	Fair	Unrealized	Fair	Unrealized
Debt securities:	Value	Loss	Value	Loss
Mortgage-backed	$192	$(4)	$944	$(14)
State and political subdivisions	3,781	(173)	-	-
Corporate	5,623	(286)	239	(11)
Total debt securities	9,596	(463)	1,183	(25)
Marketable equity securities	-	-	9	(5)
Total	$9,596	$(463)	$1,192	$(30)

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

The Company has both the ability and intent to hold debt securities in an unrealized loss position until such time as the value recovers or the securities mature. Management believes that the unrealized losses on debt securities at March 31, 2009 represent temporary impairments. Also, at March 31, 2009, the Company held one marketable equity security that was also in an unrealized loss position and the Company has the ability and intent to hold this security until market recovery. Therefore, management has determined that the unrealized loss on marketable equity securities at March 31, 2009 is temporary.

Further deterioration in credit quality and/or the continuation of the current imbalances in liquidity that exist in the financial marketplace might adversely affect the fair values of the Company's investment portfolio and may increase the potential that certain unrealized losses will be designated as other than temporary in future periods, resulting in additional write-downs.

Federal Home Loan Bank of Boston Stock. Union is a member of the FHLB of Boston with an investment of $1.9 million in its Class B common stock at both March 31, 2009 and December 31, 2008. The Class B common stock has a five year notice requirement for redemption and there is no guarantee of future redemption. Also, there is the possibility of future capital calls by the FHLB of Boston on member banks to ensure compliance with its capital plan. Union's investment in FHLB stock is carried as an Other Asset at cost and is nonmarketable. Similar to evaluating investment securities available-for-sale for OTTI, the Company has evaluated its investment in the FHLB of Boston. The FHLB of Boston has taken a number of steps to strengthen its capital position in the short term and preserve its capital mainly as a result of their OTTI impairment charges during the fourth quarter of 2008. Dividend payments for the first quarter of 2009 were suspended and a moratorium on excess stock repurchases has been implemented. Management's evaluation concludes that Union will recover its investment in the FHLB of Boston stock at the stated par value.

Deposits. The following table shows information concerning the Company's average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the periods ended March 31, 2009, and December 31, 2008:

	Three Months Ended March 31, 2009			Year Ended December 31, 2008
		Percent			Percent
	Average	of Total	Average	Average	of Total	Average
	Amount	Deposits	Rate	Amount	Deposits	Rate
	(Dollars in thousands)
Non-time deposits:
Noninterest bearing deposits	$51,114	14.6	-	$51,774	15.6	-
NOW accounts	58,539	16.8	0.30%	55,764	16.8	0.55%
Money Market accounts	61,266	17.6	0.98%	52,403	15.8	1.94%
Savings accounts	41,866	12.0	0.32%	40,335	12.1	0.44%
Total non-time deposits	212,785	61.0	0.43%	200,276	60.3	0.75%
Time deposits:
Less than $100,000	84,183	24.1	2.80%	82,799	24.9	3.24%
$100,000 and over	52,132	14.9	2.97%	48,971	14.8	3.70%
Total time deposits	136,315	39.0	2.86%	131,770	39.7	3.40%
Total deposits	$349,100	100.0	1.38%	$332,046	100.0	1.81%

The Company participates in the Certificate of Deposit Account Registry Service (CDARS) of Promontory Interfinancial Network, LLC, there were $11.4 million of time deposits $100,000 or less on the balance sheet at March 31, 2009 which were placed through CDARS and which are therefore considered to be "brokered" deposits. The CDARS deposits were matched dollar for dollar with Union's customer deposits which were placed in other financial institutions in order to provide those customers with full FDIC insurance coverage.

The following table sets forth information regarding the Company's time deposits in amounts of $100,000 and over at March 31, 2009 and December 31, 2008 that mature during the periods indicated:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Within 3 months	$21,776	$12,546
3 to 6 months	6,496	23,175
6 to 12 months	13,749	9,711
Over 12 months	4,413	10,889
	$46,434	$56,321

The majority of time deposits held by municipalities and school districts mature each year on June 30th which primarily explains the difference between the 3 to 6 months category and the within 3 months category from December 31, 2008 to March 31, 2009. The increase in time deposits over $100,000 maturing in 6 to 12 months is mainly due to the movement of one municipal customer's two certificates of deposit maturing during the first quarter of 2010 with balances totaling $5.3 million as of March 31, 2009. On average for the three months ended March 31, 2009, time deposits both less than and over $100,000 are up from the year ended December 31, 2008. Some run off during this time frame is normal given the cash flow cycles of municipal customers, but we have also experienced some customers who fled the financial markets during the fourth quarter of 2008, returning their funds to those markets during the first quarter of 2009 as their certificates of deposit matured.

Borrowings. Borrowings from the FHLB of Boston were $27.2 million at March 31, 2009, at a weighted average rate of 4.36%, and $27.4 million at December 31, 2008, at a weighted average rate of 4.30%. Borrowings were down slightly at March 31, 2009 as the Company did not take down any new borrowing during the quarter but made scheduled payments on amortizing advances.

OTHER FINANCIAL CONSIDERATIONS

Market Risk and Asset and Liability Management. Market risk is the potential of loss in a financial instrument arising from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices, and equity prices. As of March 31, 2009, the Company did not have any market risk sensitive instruments classified as held-to-maturity or acquired for trading purposes. The Company's market risk arises primarily from interest rate risk inherent in its lending, investing, deposit taking and borrowing activities as yields on assets change in a different time period or to a different extent from that of interest costs on liabilities. Many other factors also affect the Company's exposure to changes in interest rates, such as general and local economic and financial conditions, financial market conditions, competitive pressures, customer preferences including loan prepayments and/or early withdrawal of time deposits, and historical pricing relationships.

The earnings of the Company and its subsidiary are affected not only by general economic and financial market conditions, but also by the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve System. The monetary policies of the Federal Reserve System influence to a significant extent the overall growth of loans, investments, deposits and borrowings; the level of interest rates earned on assets and paid for liabilities; and interest rates charged on loans and paid on deposits. The nature and impact of future changes in monetary policies are often not predictable. The dramatic change in the financial markets in a very short window of time during 2008 proved that monetary policies are not foolproof and that "exotic" investment vehicles that had been allowed to proliferate over the last twenty years were often not solidly based or understood, monitored and policed by the appropriate regulatory agency. The Company did not invest in any of the "exotic" vehicles directly but had invested in companies and agencies that have been hurt by their investments or operating practices. Few predicted the 400 basis point drop in the Prime Rate in 2008 or the stagnation of the financial market and the economy in the last four months of 2008 that has continued into 2009.

Recent developments in the U.S. and global financial and credit markets, as well as U.S. government measures to address the situation, may also affect the Company's exposure to market risk. See "RECENT DEVELOPMENTS" at page 12.

A key element in the process of managing market risk involves direct involvement by senior management and oversight by the Board of Directors as to the level of risk assumed by the Company in its balance sheet. The Board of Directors reviews and approves all risk management policies, including risk limits and guidelines and reviews quarterly the current position in relationship to those limits and guidelines. Daily oversight functions are delegated to the Asset Liability Management Committee ("ALCO"). The ALCO, consisting of senior business and finance officers, actively measures, monitors, controls and manages the interest rate risk exposure that can significantly impact the Company's financial position and operating results. The ALCO sets liquidity targets based on the Company's financial condition and existing and projected economic and market conditions. The Company attempts to structure its balance sheet to maximize net interest income and shareholder value while controlling its exposure to interest rate risk. Strategies might include selling or participating out loans held for sale or selling or purchasing investments available-for-sale. The ALCO formulates strategies to manage interest rate risk by evaluating the impact on earnings and capital of such factors as current interest rate forecasts and economic indicators, potential changes in such forecasts and indicators, liquidity, competitive pressures and various business strategies. The ALCO's methods for evaluating interest rate risk include an analysis of the Company's interest rate sensitivity "gap", which provides a static analysis of the maturity and repricing characteristics of the Company's entire balance sheet, and a simulation analysis, which calculates projected net interest income based on alternative balance sheet and interest rate scenarios, including "rate shock" scenarios involving immediate substantial increases or decreases in market rates of interest.

Members of ALCO meet at least weekly to set loan and deposit rates, make investment decisions, monitor liquidity and evaluate the loan demand pipeline. Deposit runoff is monitored daily and loan prepayments evaluated monthly. The Company historically has maintained a substantial portion of its loan portfolio on a variable-rate basis and plans to continue this Asset/Liability Management (ALM) strategy in the future. Portions of the variable-rate loan portfolio have interest rate floors and caps which are taken into account by the Company's ALM modeling software to predict interest rate sensitivity, including prepayment risk. The utilization of interest rate floors on variable rate loans has become Company policy for loans originated over the last few months due to the historic low interest rates. As of March 31, 2008, the investment portfolio was all classified as available-for-sale and the modified duration was relatively short. The Company does not utilize any derivative products or invest in any "high risk" instruments.

The Company's interest rate sensitivity analysis (simulation) as of December 2008 for a flat rate environment (prime at both December 31, 2008 and March 31, 2009 was 3.25%) projected the following for the three months ended March 31, 2009, compared to the actual results:

	March 31, 2009
			Percentage
	Projected	Actual	Difference
	(Dollars in thousands)
Net Interest Income	$4,384	$4,362	(0.5)%
Net Income	$1,074	$1,267	18.0%
Return on Assets	1.05%	1.19%	13.3%
Return on Equity	11.62%	13.00%	11.9%

Actual net income is higher than projected mainly due to higher than expected gain on sale of loans, which was projected at $19 thousand, while actual gain for the three months ending March 31, 2009 was $229 thousand. Also contributing to higher than projected net income were a gain on sales of investment securities available-for-sale of $21 thousand which had not been projected, and the recognition of net mortgage servicing rights which were $88 thousand higher than projected due to the strong sales of residential mortgage loans with servicing retained during the first quarter. Partially offsetting the above mentioned increases were the lower overdraft fees of $279 thousand compared to the projected of $332 thousand, as it appears that the tightening economy has resulted in our deposit customers managing their deposit accounts more closely and avoiding unnecessary outlays like overdraft fees.

Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements. The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers, to reduce its own exposure to fluctuations in interest rates, and to implement its strategic objectives. These financial instruments include commitments to extend credit, standby letters of credit, interest rate caps and floors written on adjustable-rate loans, commitments to participate in or sell loans, commitments to buy or sell securities, certificates of deposit or other investment instruments and risk-sharing commitments on certain sold loans. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheet. The contract or notional amounts of these instruments reflect the extent of involvement the Company has in a particular class of financial instruments.

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

The following table details the contract or notional amount of financial instruments that represent credit at the dates indicated:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Commitments to originate loans	$9,576	$9,114
Unused lines of credit	45,849	41,680
Standby letters of credit	1,959	1,949
Credit card arrangements	1,779	1,735
FHLB of Boston MPF credit enhancement obligation, net	87	62
Total	$59,250	$54,540

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

The Company did not hold or issue derivative or hedging instruments during the quarter ended March 31, 2009.

The Company's subsidiary bank is required (as are all banks) to maintain vault cash or a noninterest bearing reserve balance as established by Federal Reserve regulations. The Bank's average total reserve for the 14 day maintenance period including March 31, 2009 was $347 thousand and for December 31, 2008 was $423 thousand, both of which were satisfied by vault cash. The Company has also committed to maintain a noninterest bearing contracted clearing balance of $1.0 million at March 31, 2009 with the Federal Reserve Bank of Boston.

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

•

adjustable-rate loans, investment securities, variable-rate time deposits, and FHLB of Boston advances are included in the period when they are first scheduled to adjust and not in the period in which they mature;

•

fixed-rate mortgage-related securities and loans reflect estimated prepayments, which were estimated based on analyses of broker estimates, the results of a prepayment model utilized by the Company, and empirical data;

•

other nonmortgage related fixed-rate loans reflect scheduled contractual amortization, with no estimated prepayments; and

•

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

The following table shows the Company's rate sensitivity analysis as of March 31, 2009:

	Cumulative repriced within
	3 Months or Less	4 to 12 Months	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
	(Dollars in thousands, by repricing date)
Interest sensitive assets:
Federal funds sold and
overnight deposits	$11,366	$-	$-	$-	$-	$11,366
Interest bearing deposits in banks	3,440	4,910	3,049	1,469	-	12,868
Investment securities available-for-sale (1)(3)	1,576	2,532	7,444	5,557	8,175	25,284
FHLB Stock	-	-	-	-	1,922	1,922
Loans and loans held for sale (2)(3)	116,167	45,098	63,737	61,205	62,634	348,841
Total interest sensitive assets	$132,549	$52,540	$74,230	$68,231	$72,731	$400,281

Interest sensitive liabilities:
Time deposits	$51,122	$59,673	$14,958	$4,320	$-	$130,073
Money markets	18,049	-	-	-	47,151	65,200
Regular savings	4,397	-	-	-	39,998	44,395
NOW accounts	21,031	-	-	-	38,441	59,472
Borrowed funds	944	2,901	8,261	14,087	1,000	27,193
Total interest sensitive liabilities	$95,543	$62,574	$23,219	$18,407	$126,590	$326,333

Net interest rate sensitivity gap	$37,006	$(10,034)	$51,011	$49,824	$(53,859)	$73,948
Cumulative net interest rate
sensitivity gap	$37,006	$26,972	$77,983	$127,807	$73,948
Cumulative net interest rate
sensitivity gap as a
percentage of total assets	8.8%	6.4%	18.5%	30.3%	17.5%
Cumulative net interest rate sensitivity
gap as a percentage of total
Interest sensitive assets	9.2%	6.7%	19.5%	31.9%	18.5%
Cumulative net interest rate sensitivity
gap as a percentage of total
Interest sensitive liabilities	11.3%	8.3%	23.9%	39.2%	22.7%

___________________________

(1)

 Investment securities available-for-sale exclude marketable equity securities with a fair value of $8 thousand and mutual funds with a value of $54 thousand that may be sold by the Company at any time.

(2)

Balances shown net of unearned income of $55 thousand.

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

The following chart reflects the cumulative results of the Company's latest simulation shock analysis for the next twelve months on net interest income, net income, return on assets, return on equity and net fair value ratio. Shocks are intended to capture interest rate risk under extreme conditions by immediately shifting to the new level. The projection utilizes a proportional rate shock, of up 300 basis points and down 100 basis points from the March 31, 2009 prime rate of 3.25%. A 300 basis point shock is the highest internal slope monitored. This slope range was determined to be the most relevant during this economic cycle. It should be noted that given the low current prime rate and other key rates at March 31, 2009, the floor rates on various loan and deposit rates may have already been reached or be hit in the down 100 basis point environment which is handled by the simulation model. What the model can not take into account is what rates the Company will be pressured to accept on loans or pay on deposits given the competitive environment of the financial markets.

INTEREST RATE SENSITIVITY ANALYSIS MATRIX

(Dollars in thousands)

12 Months Ending	Prime Rate	Net Interest Income	Change %	Net Income	Return on Assets %	Return on Equity %	Net Fair Value Ratio

March 2010	6.25%	$21,828	17.3	$7,529	1.97	19.92	5.46%
	3.25%	$18,602	0.0	$5,304	1.34	14.07	10.59%
	2.25%	$17,436	(6.3)	$4,502	1.10	11.77	12.48%

The resulting projected cumulative effect of each of these estimates on net interest income and the net fair value ratio for the twelve month period ending March 31, 2010, for a flat and down 100 basis point environment are within approved ALCO guidelines for interest rate and price risks but the Net Fair Value Ratio in an up 300 basis point rate environment is below guidelines. The return on assets and equity in a down 100 basis point shock scenario is lower than Board guidelines. The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk under different rate scenarios.

Liquidity. Managing liquidity risk is essential to maintaining both depositor confidence and stability in earnings. Liquidity is a measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to fund deposit withdrawals, repay borrowings, fund investment and lending activities, and for other general business purposes. The Company's principal sources of funds are deposits, amortization and prepayment of loans and securities, maturities of investment securities and other short-term investments, sales of securities and loans available-for-sale, earnings and funds provided from operations. Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities, reduces the Company's exposure to rollover risk on deposits and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments, draws on unused lines of credit and requests for new loans. The Company's strategy is to fund assets, to the maximum extent possible, with core deposits that provide a sizable source of relatively stable and low-cost funds. For the quarter ended March 31, 2009, the Company's ratio of average loans to average deposits remained relatively stable at 100.7% compared to the prior year of 100.6%.

In addition, as Union Bank is a member of the FHLB of Boston, it had access to unused lines of credit up to $3.2 million at March 31, 2009 over and above the $27.2 million term advances already drawn on the lines, based on a FHLB of Boston estimate as of that date. With the purchase of required FHLB of Boston Class B common stock and evaluation by the FHLB of Boston of the underlying collateral available, that amount would rise to $52.6 million. This line of credit can be used for either short or long term liquidity or other needs. In addition to its borrowing arrangements with the FHLB of Boston, Union Bank maintains two $3.0 million pre-approved Federal Funds lines of credit with upstream correspondent banks, a small repurchase agreement line with a selected brokerage house, and access to the Federal Reserve Discount window, which would require pledging of qualified assets. There were no balances outstanding on any of these lines at March 31, 2009.

Union is a member of the Certificate of Deposit Account Registry Service ("CDARS") of Promontory Interfinancial Network which allows Union to provide higher FDIC deposit insurance to customers by exchanging deposits with other members and allows Union to purchase deposits from other members as another source of funding. There were no purchased deposits at either March 31, 2009 or December 31, 2008, although Union had exchanged $11.4 million and $13.9 million of deposits, respectively, with other CDARS members at those dates.

While scheduled loan and securities payments and FHLB of Boston advances are relatively predictable sources of funds, deposit flows and prepayments on loans and mortgage-backed securities are greatly influenced by general interest rates, economic conditions, and competition. The Company's liquidity is actively managed on a daily basis, monitored by the ALCO, and reviewed quarterly with the subsidiary's Board of Directors. The ALCO measures the Company's marketable assets and credit available to fund liquidity requirements and compares the adequacy of that aggregate amount against the aggregate amount of the Company's interest sensitive or volatile liabilities, such as core deposits and time deposits in excess of $100,000, borrowings and term deposits with short maturities, and credit commitments outstanding. The primary objective is to manage the Company's liquidity position and funding sources in order to ensure that it has the ability to meet its ongoing commitment to its depositors, to fund loan commitments and unused lines of credit, and to maintain a portfolio of investment securities.

The Company's management monitors current and projected cash flows and adjusts positions as necessary to maintain adequate levels of liquidity. Although approximately 85.0% of the Company's time deposits will mature within twelve months, which is in line with the preceding four years that ranged from 74.0% to 87.8%, the deposit gathering activities of financial institutions generally have been affected by the low interest rates which has made customers reluctant to lock in funds for a longer term. "Deposit Specials" in the marketplace have emphasized the shorter end of the curve as that is where the customer demand was. Since rates have fallen during the last two years, as customers' time deposits matured, the rollover interest rate available to those customers is most often much lower than their previous deposit rate and therefore the cost of funding has been dropping but the maturity dates have not started to lengthen out. This phenomenon is happening throughout the banking industry and the Company is optimistic that it can maintain and grow its customer deposit base through good customer service, new deposit products offered, competitive but prudent pricing strategy and the continued expansion of the branch network with the opening of full service branches in St. Albans and Danville, Vermont during the second half of 2008. The introduction of more electronic options for deposit products and their off premise utilization through the internet will also assist in the growth of the deposit base. The relationships developed with local municipalities, businesses and retail customers and the variety of deposit products offered should ensure that Union Bank will retain a substantial portion of these deposits. Management will continue to offer a competitive but prudent pricing strategy to facilitate retention of such deposits.

A reduction in total deposits could be offset by purchases of federal funds, utilization of the Federal Reserve discount window, purchases of deposits, short-or-long-term FHLB borrowings, utilization of the repurchase agreement line, or liquidation of investment securities, purchased brokerage certificates of deposit or loans held for sale. Such steps could result in an increase in the Company's cost of funds or a decrease in the yield earned on assets and therefore adversely impact the net interest spread and margin. Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. However, any projections of future cash needs and flows are subject to substantial uncertainty. Management continually evaluates opportunities to buy/sell securities available-for-sale and loans held for sale, obtain credit facilities from lenders, or restructure debt for strategic reasons or to further strengthen the Company's financial position.

Capital Resources. Capital management is designed to maintain an optimum level of capital in a cost-effective structure that meets target regulatory ratios; supports management's internal assessment of economic capital; funds the Company's business strategies; and builds long-term stockholder value. Dividends are generally in line with long-term trends in earnings per share and conservative earnings projections, while sufficient profits are retained to support anticipated business growth, fund strategic investments and provide continued support for deposits. The Company and its subsidiary are considered well capitalized under the capital adequacy requirements to which they are subject. The Company continues to evaluate growth opportunities both through internal growth or potential acquisitions. The higher dividend payouts and treasury stock purchases of the last few years reflects the Board's desire to utilize our capital for the benefit of the shareholders until the right opportunities are found.

The total dollar value of the Company's stockholders' equity at March 31, 2009 was down $166 thousand from December 31, 2008 at $39.0 million, reflecting net income of $1.27 million for the first three months of 2009, less cash dividends paid of $1.25 million, the purchase of 4,717 shares of Treasury stock totaling $87 thousand, and an increase of $97 thousand in accumulated other comprehensive loss.

Union Bankshares, Inc. has 7,500,000 shares of $2.00 par value common stock authorized. As of March 31, 2009, the Company had 4,921,786 shares issued, of which 4,469,881 were outstanding and 451,905 were held in Treasury.

The Board of Directors has authorized the repurchase of up to 100,000 shares of common stock, or approximately 2.2% of the Company's outstanding shares at the authorization date, for an aggregate repurchase cost not to exceed $2.15 million. Shares can be repurchased in the open market or in negotiated transactions. The repurchase program is open for an unspecified period of time and was reauthorized by the Board of Directors at their March 19, 2008 meeting. The Company repurchased 4,717 shares under this program, for a total cost of $87 thousand, during the first three months of 2009, and 90,957 shares at a total cost of $1.9 million since the inception of the program in November 2005.

The Company has reserved 50,000 shares for issuance under the 2008 Incentive Stock Option Plan of Union Bankshares, Inc. and Subsidiary. The stock to be issued upon exercise of options granted under this Plan consists of authorized but unissued shares of the common stock and/or shares held in treasury. During the first quarter of 2009, 4,000 incentive stock options were granted pursuant to the 2008 plan. These options become exercisable in January 2010 and as of March 31, 2009 there was $9 thousand of unrecognized compensation cost related to nonvested share-based compensation arrangement granted under the 2008 Plan. As of March 31, 2009, there were outstanding employee incentive stock options with respect to shares of the Company's common stock, granted pursuant to Union Bankshares' 1998 Incentive Stock Option Plan, which expired in 2008. As of such date, 7,500 options for 7,500 shares were currently reserved, vested and exercisable; however none of those options were "in the money". During the first quarter of 2009, 2,500 of options previously granted under the 1998 plan lapsed as executive officers chose not to exercise the options since no options were "in the money." There were no options exercised under either plan during the first quarter of 2009.

Union Bankshares, Inc. and Union Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Management believes, as of March 31, 2009, that both companies met all capital adequacy requirements to which they are subject. As of March 31, 2009, the most recent calculation categorizes Union Bank as well capitalized under the regulatory framework for prompt corrective action. The prompt corrective action capital category framework applies to FDIC insured depository institutions such as Union but does not apply directly to bank holding companies such as the Company. To be categorized as well capitalized, Union Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. As a bank holding company, the Company is subject to substantially similar capital adequacy requirements of the Federal Reserve Board. There are no conditions or events between March 31, 2009 and May 8, 2009 that management believes have changed either company's category.

Union Bank's and the Company's actual capital amounts and ratios as of March 31, 2009, are presented in the following table:

					Minimums
					To Be Well
			Minimums		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Total capital to risk weighted assets
Union Bank	$45,701	15.53%	$23,542	8.0%	$29,428	10.0%
Company	$45,844	15.54%	$23,601	8.0%	N/A	N/A
Tier I capital to risk weighted assets
Union Bank	$42,177	14.34%	$11,765	4.0%	$17,647	6.0%
Company	$42,320	14.35%	$11,797	4.0%	N/A	N/A
Tier I capital to average assets
Union Bank	$42,177	9.97%	$16,922	4.0%	$21,152	5.0%
Company	$42,320	9.98%	$16,962	4.0%	N/A	N/A

The Company remains focused on long-term growth and an above-average shareholder return. It has become more important than ever in today’s economic environment for banks to ensure and plan ahead to maintain strong capital reserves. Therefore the Board of Directors, after careful consideration of the uncertainty in the current national economy, announcement by the FDIC of a one-time additional deposit insurance assessment of $0.20 per $100 of deposits as of June 30, 2009 (approximately $459,000 after tax) and the effects of mark to market accounting requirements, has determined that a decrease in the quarterly dividend is in the best interest of the Company at this time to maintain the Company’s capital strength. A quarterly cash dividend of $0.25 per share was declared to shareholders of record April 27, 2009, payable May 8, 2009. Dividend for the previous quarter was $0.28 per share.

Regulatory Matters. The Company and Union are subject to periodic examinations by the various regulatory agencies. These examinations include, but are not limited to, procedures designed to review lending practices, risk management, credit quality, liquidity, compliance and capital adequacy. During 2008, the Vermont State Department of Banking and the Federal Reserve Bank of Boston performed various examinations of the Company and Union pursuant to their regular, periodic regulatory reviews. No comments were received from these bodies that would have a material adverse effect on the Company's or Union's liquidity, financial position, capital resources, or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Information called for by this item is incorporated by reference in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "OTHER FINANCIAL CONSIDERATIONS" on pages 32 through 36 in this Form 10-Q.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2009. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 2009	2,100	$18.59	2,100	11,660
February 2009	489	$17.96	489	11,171
March 2009	2,128	$18.09	2,128	9,043

____________________________

(1)

All repurchases shown in the table were made pursuant to an informal stock repurchase program adopted in 2005 and reauthorized in 2008 under which the Company may repurchase up to $2.15 million or 100,000 shares of common stock, or approximately 2.2% of the Company's outstanding shares as of the authorization date. Shares can be repurchased in the open market or in negotiated transactions. The repurchase program is open for an unspecified period of time and as such was reauthorized by the Board of Directors at their March 19, 2008 meeting. As of March 31, 2009 the Company had repurchased 4,717 shares under this program for a total cost of $87 thousand during 2009. Since inception of the program, the Company has repurchased 90,957 shares at a total cost of $1.9 million.

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

May 15, 2009	Union Bankshares, Inc.

/s/ Kenneth D. Gibbons
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