Form 10-Q
period 2009-06-30
UNION BANKSHARES INC
filed 2009-08-14
CIK 706863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

Yes [X]      No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ]    No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of
August 6, 2009:

Common Stock, $2 par value	4,463,688 shares

UNION BANKSHARES, INC.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Part l Financial Information

  Item 1. Financial Statements

UNION BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2009	December 31, 2008
Assets	(Dollars in thousands)
Cash and due from banks	$5,453	$4,793
Federal funds sold and overnight deposits	5,457	21,537
Cash and cash equivalents	10,910	26,330

Interest bearing deposits in banks	9,779	14,789
Investment securities available-for-sale	22,810	27,834
Loans held for sale	16,722	3,178

Loans	346,780	350,238
Allowance for loan losses	(3,565)	(3,556)
Unearned net loan fees	(42)	(107)
Net loans	343,173	346,575

Accrued interest receivable	1,949	1,939
Premises and equipment, net	7,602	7,461
Other assets	11,935	11,998

Total assets	$424,880	$440,104

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest bearing	$54,019	$61,315
Interest bearing	293,869	303,055
Total deposits	347,888	364,370
Borrowed funds	28,514	27,416
Liability on defined benefit pension plan	4,483	5,232
Accrued interest and other liabilities	4,459	3,936
Total liabilities	385,344	400,954

Commitments and Contingencies

Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,921,786 shares issued at June 30, 2009 and December 31, 2008	9,844	9,844
Paid-in capital	213	207
Retained earnings	36,001	35,869
Treasury stock at cost; 453,243 shares at June 30, 2009 and 447,188 shares at December 31, 2008	(3,607)	(3,500)
Accumulated other comprehensive loss	(2,915)	(3,270)
Total stockholders’ equity	39,536	39,150

Total liabilities and stockholders’ equity	$424,880	$440,104

See accompanying notes to unaudited interim consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands except Per Share Data)
Interest income
Interest and fees on loans	$5,405	$5,594	$10,816	$11,279
Interest on debt securities
Taxable	222	270	457	586
Tax exempt	76	81	155	165
Dividends	1	17	1	39
Interest on federal funds sold and overnight deposits	3	28	5	59
Interest on interest bearing deposits in banks	106	105	229	231
Total interest income	5,813	6,095	11,663	12,359
Interest expense
Interest on deposits	1,064	1,481	2,251	3,137
Interest on borrowed funds	294	296	595	564
Total interest expense	1,358	1,777	2,846	3,701

Net interest income	4,455	4,318	8,817	8,658

Provision for loan losses	75	90	170	140
Net interest income after provision for loan losses	4,380	4,228	8,647	8,518

Noninterest income
Trust income	91	100	182	193
Service fees	915	897	1,766	1,752
Net gains on sales of investment securities available-for-sale	23	16	44	16
Net gains on sales of loans held for sale	186	30	486	201
Other income	57	139	145	153
Total noninterest income	1,272	1,182	2,623	2,315

Noninterest expenses
Salaries and wages	1,482	1,604	2,979	3,189
Pension and employee benefits	715	706	1,415	1,374
Occupancy expense, net	224	223	517	491
Equipment expense	281	317	580	609
FDIC insurance assessment	333	14	465	23
Other expenses	1,121	1,078	2,190	2,097
Total noninterest expenses	4,156	3,942	8,146	7,783

Income before provision for income taxes	1,496	1,468	3,124	3,050

Provision for income taxes	261	278	622	454

Net income	$1,235	$1,190	$ 2,502	$ 2,596

Earnings per common share	$0.28	$0.27	$0.56	$0.58

Weighted average number of common shares outstanding	4,469,585	4,490,635	4,470,808	4,494,118

Dividends per common share	$0.25	$0.28	$0.53	$0.56

See accompanying notes to unaudited interim consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common stock					Accumulated
	Shares, net of treasury	Amount	Paid-in capital	Retained earnings	Treasury stock	other comprehensive loss	Total stockholders’ equity
	(Dollars in thousands)

Balances, December 31, 2008	4,474,598	$9,844	$207	$35,869	$(3,500)	$(3,270)	$39,150

Comprehensive income:
Net income	-	-	-	2,502	-	-	2,502
Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on investment securities available-for-sale, net of reclassification adjustment and tax effects	-	-	-	-	-	244	244

Change in net unrealized gain (loss) on unfunded defined benefit plan liability, net of reclassification adjustment and tax effects	-	-	-	-	-	111	111

Total other comprehensive income						355

Total comprehensive income							2,857

Cash dividends declared
($0.53 per share)	-	-	-	(2,370)	-	-	(2,370)

Stock based compensation expense	-	-	6	-	-	-	6

Purchase of treasury stock	(6,055)	-	-	-	(107)	-	(107)

Balances, June 30, 2009	4,468,543	$9,844	$213	$36,001	$(3,607)	$(2,915)	$39,536

See accompanying notes to unaudited interim consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2009	2008
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income	$ 2,502	$ 2,596
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation	383	388
Provision for loan losses	170	140
Deferred income tax benefit	(213)	(80)
Net amortization of investment securities available-for-sale	7	2
Net gains on sales of investment securities available-for-sale	(44)	(16)
Equity in losses of limited partnerships	213	194
Stock based compensation expense	6	3
Net decrease in unearned loan fees	(65)	(8)
Proceeds from sales of loans held for sale	29,218	13,052
Origination of loans held for sale	(42,276)	(7,626)
Net gains on sales of loans held for sale	(486)	(201)
Net losses on disposals of premises and equipment	17	50
Net (gains) losses on sales of repossessed property	(2)	2
Write-downs of impaired assets	-	6
Net losses (gains) on sales of other real estate owned	9	(1)
Write-downs of other real estate owned	28	11
(Increase) decrease in accrued interest receivable	(10)	316
(Increase) decrease in other assets	(159)	324
Decrease in other liabilities	(57)	(463)
Net cash (used in) provided by operating activities	(10,759)	8,689

Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	10,156	5,654
Purchases	(5,146)	(1,772)
Investment securities available-for-sale
Proceeds from sales	2,448	1,803
Proceeds from maturities, calls and paydowns	3,231	5,406
Purchases	(249)	(1,025)
Net purchase of Federal Home Loan Bank stock	-	(526)
Net decrease (increase) in loans	3,069	(7,435)
Recoveries of loans charged off	25	30
Purchases of premises and equipment	(541)	(1,044)
Investments in limited partnerships	-	(1,129)
Proceeds from sales of other real estate owned	181	265
Proceeds from sales of repossessed property	26	46
Net cash provided by investing activities	13,200	273

	Six Months Ended June 30,
	2009	2008
	(Dollars in thousands)
Cash Flows From Financing Activities
Advances of long-term debt	-	12,000
Repayment of long-term debt	(1,252)	(473)
Net increase (decrease) in short-term borrowings outstanding	2,350	(4,000)
Net decrease in noninterest bearing deposits	(7,296)	(952)
Net decrease in interest bearing deposits	(9,186)	(2,243)
Purchase of treasury stock	(107)	(281)
Dividends paid	(2,370)	(2,517)
Net cash (used in) provided by financing activities	(17,861)	1,534

Net (decrease) increase in cash and cash equivalents	(15,420)	10,496
Cash and cash equivalents
Beginning of period	26,330	13,429

End of period	$ 10,910	$23,925

Supplemental Disclosures of Cash Flow Information
Interest paid	$ 3,191	$ 4,201

Income taxes paid	$ 705	$ 900

Supplemental Schedule of Noncash Investing and Financing Activities

Change in unrealized loss (gain) on investment securities available-for-sale	$ 369	$ (189)

Change in unrealized loss on defined benefit pension plan liability	$ 169	$ 17

Other real estate acquired in settlement of loans	$ 682	$ 1,047

Other assets acquired in settlement of loans	$ 21	$ 79

Loans originated to finance the sale of other real estate owned	$ 500	$ 214

See accompanying notes to unaudited interim consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Union Bankshares, Inc. (the Company) as of June 30, 2009 and 2008, and for the three and six months then ended have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information, general practices within the banking industry, and the accounting policies described in the Company’s Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of Company’s management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein have been made. This information should be read in conjunction with the Company’s 2008 Annual Report to Shareholders and 2008 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2009, or any other interim period.

Certain amounts in the 2008 unaudited interim consolidated financial statements have been reclassified to conform to the 2009 presentation.

Note 2. Commitments and Contingencies

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial condition or results of operations.

Note 3. Per Share Information

Earnings per common share amounts are computed based on the weighted average number of shares of common stock outstanding during the period and reduced for shares held in treasury. The assumed conversion of available outstanding stock options does not result in material dilution.

Note 4. Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. Under the Statement, The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC), under authority of federal securities laws, are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In the FASB’s view, the issuance of this Statement and the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition,” paragraphs 38–76. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will review the requirements of SFAS No. 167 and comply with its requirements. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of SFAS No. 140, to improve the reporting for the transfer of financial assets resulting from

(1) practices that have developed since the issuance of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that Statement; and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will review the requirements of SFAS No. 166 and comply with its requirements. The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards for disclosing and accounting for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This SFAS was effective for interim and annual periods ending after June 15, 2009. The Company has complied with the requirements of SFAS No. 165. See Note 9.

In April 2009, the FASB issued the following three FASB Staff Positions (FSP) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased, and on measuring fair value in inactive markets. The provisions of FSP No. FAS 157-4 were effective for the Company’s interim period ended June 30, 2009 and the Company has complied with the requirements.

FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP No. FAS 107-1 and APB No. 28-1 were effective for the Company’s interim period ended June 30, 2009 and the Company has complied with the requirements. See Note 8.

FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends current other-than-temporary impairment guidance in GAAP for certain debt securities and requires a company to assess the likelihood of selling the security prior to recovering its cost basis. Additionally, when certain criteria are met, impairment losses related to credit losses would be recognized in earnings, while noncredit losses would be recorded in Other Comprehensive Income. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP No. FAS 115-2 and FAS 124-2 were effective for the Company’s interim period ended June 30, 2009 and the Company has complied with the requirements. See Note 5.

Note 5. Investment Securities

Investment securities available-for-sale consists of the following:

June 30, 2009:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Debt securities:
Mortgage-backed	$ 6,358	$146	$ (10)	$ 6,494
State and political subdivisions	7,034	58	(173)	6,919
Corporate	9,103	292	(71)	9,324
Total debt securities	22,495	496	(254)	22,737
Marketable equity securities	14	-	(7)	7
Mutual funds	66	-	-	66
Total	$22,575	$496	$(261)	$22,810

December 31, 2008:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Debt securities:
U.S. Government-sponsored enterprises	$ 1,501	$ 32	$ -	$ 1,533
Mortgage-backed	9,164	128	(17)	9,275
State and political subdivisions	7,617	35	(173)	7,479
Corporate	9,621	163	(298)	9,486
Total debt securities	27,903	358	(488)	27,773
Marketable equity securities	14	-	(5)	9
Mutual funds	52	-	-	52
Total	$27,969	$358	$(493)	$27,834

Proceeds from the sale of securities available-for-sale for the six months ended June 30, 2009 and June 30, 2008 were $2.4 million and $1.8 million, respectively. Gross realized gains from sales of investments available-for-sale were $44 thousand and $34 thousand with gross realized losses of $0 and $18 thousand for the six months ended June 30, 2009 and 2008, respectively. The specific identification method is used to determine realized gains and losses on sales of available-for-sale securities.

The amortized cost and estimated fair value of securities (dollars in thousands) by contractual scheduled maturity of debt securities available-for-sale as of June 30, 2009 were as follows:

	Amortized Cost	Fair Value
Due in one year or less	$ 1,708	$ 1,741
Due from one to five years	5,715	5,798
Due from five to ten years	4,756	4,918
Due after ten years	3,958	3,786
	16,137	16,243
Mortgage-backed securities	6,358	6,494
Total debt securities	$22,495	$22,737

Actual maturities may differ for certain debt securities that may be called by the issuer prior to the contractual maturity. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be prepaid, usually without any penalties. Therefore, these mortgage-backed securities are not included in the maturity categories in the above maturity summary.

Information (dollars in thousands) pertaining to investment securities available-for-sale with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

June 30, 2009:	Less Than 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities:
Mortgage-backed	$ 98	$ (1)	$ 180	$ (9)	$ 278	$ (10)
State and political subdivisions	3,278	(124)	761	(49)	4,039	(173)
Corporate	-	-	2,183	(71)	2,183	(71)
Total debt securities	3,376	(125)	3,124	(129)	6,500	(254)
Marketable equity securities	-	-	7	(7)	7	(7)
Total	$3,376	$(125)	$3,131	$(136)	$6,507	$(261)

December 31, 2008:	Less Than 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities:
Mortgage-backed	$ 192	$ (3)	$ 944	$ (14)	$ 1,136	$ (17)
State and political subdivisions	3,781	(173)	-	-	3,781	(173)
Corporate	5,623	(287)	239	(11)	5,862	(298)
Total debt securities	9,596	(463)	1,183	(25)	10,779	(488)
Marketable equity securities	-	-	9	(5)	9	(5)
Total	$9,596	$(463)	$1,192	$ (30)	$10,788	$(493)

The Company evaluates all investment securities on a quarterly basis, and more frequently when economic conditions warrant additional evaluations to determine if an other-than-temporary impairment exists pursuant to guidelines established in FSP FAS No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. A debt security is considered impaired if the fair value is less than its amortized cost basis at the report date. If impaired, management then assesses whether the unrealized loss is other-than-temporary. Prior to the adoption of FSP FAS No. 115-2 Recognition and Presentation of Other-Than-Temporary Impairments, on April 1, 2009, we generally recognized an other-than-temporary impairment on debt securities when we did not expect full recovery of value or did not have the ability and intent to hold such securities until they had fully recovered their amortized cost. The recognition of other-than-temporary impairments prior to April 1, 2009 represented the entire loss between the amortized cost and fair value with this loss being recorded, net of tax effect, through net income and as an adjustment to the amortized cost of the security. Both credit losses and market losses would be recognized in this manner.

Under FSP FAS No. 115-2 and FAS 124-2, an unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security. The credit loss component of an other-than-temporary impairment write-down is recorded in earnings, net of tax effect, as a component of net other-than-temporary impairment losses in the accompanying consolidated statement of income, while the remaining portion of the impairment loss is recognized in other comprehensive income (loss), provided we do not intend to sell the underlying debt security and it is “more likely than not” that we will not have to sell the debt security prior to recovery.

We considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

•

The length of time, and the extent to which, the fair value has been less than the amortized cost;

•

Adverse conditions specifically related to the security, industry, or geographic area;

•

The historical and implied volatility of the fair value of the security;

•

The payment structure of the debt security and the likelihood of the issuer being able to make payments that may increase in the future;

•

Failure of the issuer of the security to make scheduled interest or principal payments;

•

Any changes to the rating of the security by a rating agency; and

•

Recoveries or additional declines in fair value subsequent to the balance sheet date.

At June 30, 2009 twenty debt securities, consisting of three collateralized mortgage obligations, five corporate bonds and twelve municipal bonds had unrealized losses of $254 thousand. One marketable equity security had an unrealized loss of $7 thousand at June 30, 2009. For all securities in the available-for-sale portfolio for which unrealized losses have existed for a period of time, we do not have the intention to sell and believe we will not be required to sell the securities for contractual, regulatory or liquidity reasons as of the reporting date. Management believes that the unrealized losses on any debt or equity securities at June 30, 2009 represent temporary impairments and no other-than-temporary impairments were recognized in 2009 through income or other comprehensive income (loss).

Note 6. Defined Benefit Pension Plan

Union Bank (Union), the Company’s sole subsidiary, sponsors a noncontributory defined benefit pension plan covering all eligible employees. The plan provides defined benefits based on years of service and final average salary.

Net periodic pension benefit cost for the three and six months ended June 30 consisted of the following components:

	Three Months Ended		Six Months Ended
	2009	2008	2009	2008
	(Dollars in thousands)
Service cost	$133	$136	$289	$272
Interest cost on projected benefit obligation	165	168	360	335
Expected return on plan assets	(123)	(164)	(267)	(329)
Amortization of prior service cost	1	1	3	3
Amortization of net loss	73	7	158	14
Net periodic benefit cost	$249	$148	$543	$295

Note 7. Other Comprehensive Income (Loss)

Accounting principles generally require recognized revenue, expenses, gains, and losses to be included in net income or loss. Certain changes in assets and liabilities, such as the after-tax-effect of unrealized gains and losses on investment securities available-for-sale, are not reflected in the statement of income, but the cumulative effect of such items from period-to-period is reflected as a separate component of the equity section of the balance sheet (accumulated other comprehensive income or loss). Other comprehensive income or loss, along with net income, comprises the Company’s total comprehensive income or loss. As of the balance sheet dates, the components of accumulated other comprehensive loss, net of tax, were:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Net unrealized gain (loss) on investment securities available-for-sale	$ 155	$ (89)
Defined benefit pension plan:
Net unrealized actuarial loss	(3,053)	(3,162)
Net unrealized prior service cost	(17)	(19)
Total	$(2,915)	$(3,270)

The following comprise total comprehensive income for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	2009	2008	2009	2008
	(Dollars in thousands)
Net Income	$1,235	$1,190	$2,502	$2,596
Investment securities available-for-sale:
Net unrealized holding gains (losses) on investment securities available-for-sale, net of tax	412	(307)	273	(114)
Reclassification adjustment for net gains on investment securities available-for-sale realized in net income, net of tax	(15)	(10)	(29)	(10)
Total	397	(317)	244	(124)
Defined benefit pension plan:
Reclassification adjustment for amortization of net actuarial loss realized in net income, net of tax	54	9	109	9
Reclassification adjustment for amortization of prior service cost realized in net income, net of tax	1	2	2	2
Total	55	11	111	11
Total other comprehensive income (loss)	452	(306)	355	(113)
Total comprehensive income	$1,687	$ 884	$2,857	$2,483

Note 8: Fair Value Measurements

The Company determines the fair market value of its financial instruments based on the fair value hierarchy established in SFAS No. 157, Fair Value Measurements. The definition of fair value is clarified by SFAS No. 157 to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level hierarchy for fair value measurements based upon the inputs to the valuation of an asset or liability. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

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

The following is a description of the valuation methodologies used for the Company’s financial assets that are measured on a recurring basis at estimated fair value:

Investment securities available-for-sale: The majority of the Company’s investment securities available-for-sale have been valued utilizing level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include market maker bids, quotes and pricing models. Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows. Certain corporate debt securities, marketable equity securities and mutual funds have been valued using unadjusted quoted prices from active markets and therefore have been classified as level 1.

Assets measured at fair value on a recurring basis at June 30, 2009 and December 31, 2008, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
June 30, 2009:
Investment securities available-for-sale	$22,810	$7,421	$15,389	$-

December 31, 2008:
Investment securities available-for-sale	$27,834	$7,229	$20,605	$-

Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a non-recurring basis such as OREO and impaired loans were not significant at June 30, 2009 or December 31, 2008. The Company has not elected to apply the fair value option to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.

SFAS No. 107 Disclosures about Fair Value of Financial Instruments, requires disclosure of the estimated fair value of financial instruments. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Management’s estimates and assumptions are inherently subjective and involve uncertainties and matters of significant judgment. Changes in assumptions could dramatically affect the estimated fair values.

Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Thus, the aggregate fair value amounts presented may not necessarily represent the actual underlying fair value of such instruments or the Company.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets’ fair values.

Investment securities and interest bearing deposits in banks: Fair values for investment securities and interest bearing deposits in banks are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments or discounted present values of cash flows.

Loans and loans held for sale: Fair values of loans are estimated for portfolios of loans with similar financial characteristics and segregated by loan type. For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans (for example, fixed-rate residential, commercial real estate, and rental property mortgage loans, and commercial and industrial loans) are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future cash flows, future expected loss experience and risk characteristics. The carrying amounts reported in the balance sheet for loans that are held for sale approximate their fair values. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Deposits: The fair values disclosed for demand deposits or nonmaturity deposits (for example, checking and savings accounts) are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate time deposits approximate their fair values at the reporting date. The fair values for fixed-rate time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on time deposits to a schedule of aggregated contractual maturities on such time deposits.

Borrowed funds: The fair values of the Company’s long-term debt are estimated using discounted cash flow analysis based on interest rates currently being offered on similar debt instruments. The fair values of the Company’s short-term debt approximate the carrying amounts reported in the balance sheet.

Accrued interest receivable and payable: The carrying amounts of accrued interest approximate their fair values.

Off-balance-sheet financial instruments: Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The only commitments to extend credit that are normally longer than one year in duration are the Home Equity Lines whose interest rates are variable quarterly. The only fees collected for commitments are an annual fee on credit card arrangements and often a flat fee on commercial lines of credit and standby letters of credit. The fair value of off-balance-sheet financial instruments is not significant.

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company’s significant financial instruments were as follows:

	June 30, 2009		December 31, 2008
Financial assets	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$ 10,910	$10,910	$ 26,330	$ 26,330
Interest bearing deposits in banks	9,779	10,361	14,789	15,229
Investment securities available-for- sale	22,810	22,810	27,834	27,834
Loans and loans held for sale, net	359,895	365,748	349,753	367,084
Accrued interest receivable	1,949	1,949	1,939	1,939
Financial liabilities
Deposits	$347,888	$348,664	$364,370	$365,458
Borrowed funds	28,514	31.305	27,416	34,570
Accrued interest payable	991	991	788	788

The carrying amounts in the preceding table are included in the balance sheet under the applicable captions.

Note 9. Subsequent Events

Subsequent events per SFAS No. 165, Subsequent Events, for public entities, represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with GAAP.

Specifically, there are two types of subsequent events:

•

Those comprising events or transactions providing additional evidence about conditions that existed at the balance sheet date, including estimates inherent in the financial statement preparation process (referred to as recognized subsequent events).

•

Those comprising events that provide evidence about conditions not existing at the balance sheet date but, rather, that arose after such date (referred to as nonrecognized subsequent events).

On July 15, 2009, Union Bankshares, Inc. declared a $0.25 per share regular quarterly cash dividend payable August 6, 2009 to stockholders of record on July 25, 2009.

Subsequent events have been evaluated through August 14, 2009, the issuance date of the June 30, 2009 financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis by management focuses on those factors that had a material effect on Union Bankshares, Inc.’s (Company) financial position as of June 30, 2009, and as of December 31, 2008, and its results of operations for the three and six months ended June 30, 2009 and 2008. This discussion is being presented to provide a narrative explanation of the financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of the Company’s management, the interim unaudited data reflects all adjustments, consisting only of normal recurring adjustments, and disclosures necessary to fairly present the Company’s consolidated financial position and results of operations for the interim period. Management is not aware of the occurrence of any events between June 30, 2009 and August 14, 2009 which would materially affect the information presented.

CAUTIONARY ADVICE ABOUT FORWARD LOOKING STATEMENTS

The Company may from time to time make written or oral statements that are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include financial projections, statements of plans and objectives for future operations, estimates of future economic performance and assumptions relating thereto. The Company may include forward-looking statements in its filings with the Securities and Exchange Commission (SEC), in its reports to stockholders, including this Quarterly Report, in press releases, other written materials, and in statements made by senior management to analysts, rating agencies, institutional investors, representatives of the media and others.

Forward-looking statements reflect management’s current expectations and are subject to uncertainties, both general and specific, and risk exists that those predictions, forecasts, projections and other estimates contained in forward-looking statements will not be achieved. When management uses any of the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “seeks,” “estimates”, or similar expressions, they are making forward-looking statements. Many possible events or factors, including those beyond the control of management, could affect the future financial results and performance of the Company. This could cause results or performance to differ materially from those expressed in forward-looking statements. The possible events or factors that might affect the forward-looking statements include, but are not limited to, the following:

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

•

developments in general economic or business conditions, globally, nationally, in Vermont, or in northwestern New Hampshire, including interest rate fluctuations, market fluctuations and perceptions, job creation and unemployment rates, ability to attract new business, and inflation or deflation and their effects on the Company or its customers;

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

•

the Company’s ability to attract and retain key personnel;

•

adverse changes in the local real estate market, which negatively impact collateral values and the Company’s ability to recoup loan losses through disposition of real estate collateral;

•

changes in technology, including demands for greater automation which could present operational issues or significant capital outlays;

•

acts or threats of terrorism or war, and actions taken by the United States or other governments that might adversely affect business or economic conditions for the Company or its customers;

•

adverse changes in the securities market generally or in the market for financial institution securities which could adversely affect the value of the Company’s stock;

•

any actual or alleged conduct which could harm the Company’s reputation;

•

natural or other disasters which could affect the ability of the Company to operate under normal conditions;

•

the Company’s ability to attract and retain deposits and loans;

•

illegal acts of theft or fraud perpetuated against the Company’s subsidiary bank or its customers;

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

•

assumptions made regarding interest rate movement and sensitivity could vary substantially if actual experience differs from historical experience which could adversely affect the Company’s results of operations;

•

the creditworthiness of current loan customers is different from management’s understanding or changes dramatically and therefore the allowance for loan losses becomes inadequate; and

•

uncontrollable increase in the cost of doing business such as increased costs of FDIC insurance for deposits, higher taxes or assessments by regulatory bodies.

When evaluating forward-looking statements to make decisions with respect to the Company, investors and others are cautioned to consider these and other risks and uncertainties, including the events and circumstances discussed under “Recent Developments” below, and are reminded not to place undue reliance on such statements. Forward-looking statements speak only as of the date they are made and the Company undertakes no obligation to update them to reflect new or changed information or events, except as may be required by federal securities laws.

RECENT DEVELOPMENTS

The U.S. and global economies have experienced significant stress and disruptions in the financial sector over the last nine months and have recently started to show signs of stabilization. Interest rates remain at historic lows, bank failures are higher than they have been in over 20 years and the amount of U.S. Government dollars pumped into the system is unprecedented. Dramatic slowdowns in certain sectors of the housing industry with falling home prices, continuing foreclosures and increasing unemployment have resulted in major issues for some financial institutions, including government-sponsored entities and investment banks. These issues have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. The economic instability has progressed to many other business sectors and appears to be affecting the majority of consumers as well.

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

In October 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the Federal Deposit Insurance Corporation temporarily increased the deposit insurance coverage limits to $250,000 per ownership category at each insured financial institution. That coverage has been extended until December 31, 2013. Also, the U.S. Treasury (the “Treasury”) was granted the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets under the Troubled Asset Purchase Program (the “TARP”).

In addition, under a program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), from the $700 billion authorized by the EESA, the Treasury is authorized to invest up to $250 billion in U.S. financial institutions in the form of purchases of preferred stock and common stock warrants. Participating publicly-held financial institutions are required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program and are restricted from increasing dividends to common shareholders or repurchasing common stock for three years without the consent of the Treasury.

Further, after receiving a recommendation from the boards of the Federal Deposit Insurance Corporation (the “FDIC”) and the Federal Reserve System (the “Federal Reserve”), the Treasury signed the systemic risk exception to the FDIC Act, enabling the FDIC to temporarily provide a 100% guarantee of the senior unsecured debt of all FDIC-insured institutions and their holding companies, as well as 100% of deposits in noninterest bearing transaction deposit accounts under a Temporary Liquidity Guarantee Program. Coverage under the Temporary Liquidity Guarantee Program was available for 30 days without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for noninterest bearing transaction deposits in excess of the $250,000 insured deposit limit.

The Company made a decision to participate in the Temporary Liquidity Guarantee Program regarding the Noninterest Bearing Deposit Account Guarantee but to opt out of the Senior Unsecured Debt Guaranty portion of that program. The Company also decided it is not in the best interest of the Company or its shareholders to participate in either the Troubled Asset Purchase Program or the Capital Purchase Program available under TARP given the strength of the Company’s capital position, the nature of the government restrictions with the possibility of additional restrictions in the future, the fact that the Company did not target sub-prime borrowers and the fact that the Company is able to meet the lending and withdrawal needs of our customers with our available funding sources. (For additional information, see the Capital Resources on page 48.)

In addition, as a result of the weakness of certain financial institutions, the FDIC has taken action that will result in increased FDIC insurance assessments for United States FDIC-insured financial institutions, including Union. Under the deposit insurance restoration plan approved by the FDIC in October 2008, the FDIC Board set a rate schedule to raise the insurance reserve ratio to 1.15% within five years. On February 27, 2009, the FDIC announced that the restoration plan horizon has been extended to seven years in light of the current significant strains on banks and the financial system and the likelihood of a severe recession. In addition, the FDIC announced a special assessment of 5 basis points to be assessed on net assets at June 30, 2009 and collected on September 30, 2009. The FDIC may also impose an additional emergency special assessment after June 30, 2009 if the FDIC deems that an additional special assessment is necessary to maintain public confidence in federal deposit insurance. Based on the FDIC insurance premium schedule for 2009, we anticipate our premium, exclusive of the special assessment, to be $548 thousand for 2009 compared to $87 thousand for 2008. The special assessment based on our estimated net assets at June 30, 2009 was $191 thousand.

Union is a member of the Federal Home Loan Bank (FHLB) of Boston with an investment of $1.9 million in its Class B common stock at June 30, 2009. The FHLB system is a cooperative that provides services to member banking institutions. The primary reason for joining the FHLB of Boston which requires the purchase of FHLB of Boston Class B common stock, is to obtain funding from the FHLB of Boston. FHLB of Boston stock is an activity based stock that is directly proportional to the volume of funding. FHLB of Boston stock is bought and redeemed at par value. In response to adverse financial results primarily related to its write-down of its holdings of private mortgage backed securities, the FHLB of Boston in late 2008 adopted a revised retained earnings target, a repurchase moratorium on their Class B common stock, and a quarterly dividend payout restriction under their capital plan. These decisions will most likely limit the level of funds available under certain FHLB of Boston programs, affect the pricing of other programs and negatively impact the amount of quarterly dividends received by Union on its Class B common stock investment in the future.

It is not completely clear at this time what impact current or future government sponsored programs will have on the Company, its customers or the U.S. and global financial markets.

CRITICAL ACCOUNTING POLICIES

The Company has established various accounting policies which govern the application of accounting principles generally accepted in the United States of America (GAAP) in the preparation of the Company’s financial statements. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the reported amount of assets, liabilities, capital, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company has identified the accounting policies and judgments most critical to the Company. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from estimates and have a material impact on the carrying value of assets, liabilities, capital, or the results of operations of the Company.

The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements. Adequacy of the allowance for loan losses is determined quarterly using a consistent, systematic methodology, which analyzes the risk inherent in the loan portfolio. In addition to evaluating the collectability of specific loans when determining the adequacy of the allowance, management also takes into consideration other factors such as changes in the mix and size of the loan portfolio, historic loss experience, the amount of delinquencies and loans adversely classified, industry trends, and the impact of the local and regional economy on the Company’s borrowers. Changes in these factors may cause management’s estimate of the allowance for loan losses to increase or decrease and result in adjustments to the Company’s provision for loan losses in future periods. For additional information, see FINANCIAL CONDITION – Allowance for Loan Losses below.

The decision to recognize other-than-temporary impairment on investments securities available-for-sale has become more difficult as complete information is not always available and market conditions and other relevant factors are subject to rapid changes. The other-than-temporary impairment decision has become a critical accounting policy for the Company and accounting guidance is given under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, FASB Staff Position (FSP) No. FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Benefits, FSP No. FAS 157-4, Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are Not Orderly, and FSP No. FAS 115-2 and FAS 124-2, Recognition and

Presentation of Other-Than-Temporary Impairments. These statements require companies to perform periodic reviews of individual securities in their investment portfolios to determine whether a decline in the value of a security is other than temporary. A review of other-than-temporary impairment requires companies to make certain judgments regarding the cause and materiality of the decline, its effect on the financial statements and the probability, extent and timing of a valuation recovery and the company’s intent and ability to continue to hold the security. Pursuant to these requirements, management assesses valuation declines to determine the extent to which such changes are attributable to (1) fundamental factors specific to the issuer, such as the nature of the issuer and its financial condition, business prospects or other factors or (2) market-related factors, such as interest rates or equity market declines. Declines in the fair value of securities below their costs that are deemed by management to be other-than-temporary may be recorded in earnings as realized losses if they are deemed credit losses while noncredit losses would be recorded in Other Comprehensive Income.

The Company’s pension benefit obligations and net periodic benefit cost are actuarially determined based on the following assumptions: discount rate, current and estimated future return on plan assets, wage base rate, anticipated mortality rates, Consumer Price Index, and rate of increase in compensation levels. The annual determination of the pension benefit obligations and net periodic benefit cost is a critical accounting estimate as it requires the use of estimates and judgment related to the amount and timing of expected future cash outflows for benefit payments and cash inflows for maturities and returns on plan assets as well as Company contributions. Changes in estimates, assumptions and actual results could have a material impact on the Company’s financial condition or results of operations.

The Company also has other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding the results including the valuation of deferred tax assets, and determination of the fair values of investment securities and other real estate owned. Given the market volatility and the number and volume of corporate failures and bailouts over the last nine months, the determination of fair value and other-than-temporary impairment for investment securities has been especially challenging. See FINANCIAL CONDITION – Allowance for Loan Losses and Investment Activities below. Although management believes that its estimates, assumptions and judgments are reasonable, they are based upon information presently available and can be impacted by events outside the control of the Company. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

OVERVIEW

The Company’s net income was $1.24 million for the quarter ended June 30, 2009 and $1.19 million for the quarter ended June 30, 2008. A modest increase of $45 thousand, or 3.8%, was the cumulative result of an increase in net interest income of $137 thousand, or 3.2%, a decrease in the provision for loan losses from $90 thousand for the quarter ended June 30, 2008 to $75 thousand for the quarter ended June 30, 2009, and an increase of $90 thousand, or 7.6%, in noninterest income which was mainly due to the increase in net gains on sales of loans held for sale. These positive changes were partially offset by an increase in noninterest expense of $214 thousand, which reflected an increase of $318 thousand in the FDIC insurance assessment. The increase in the FDIC insurance assessment was partially offset by a reduction in salaries and wages of $122 thousand, or 7.6%, due to the deferral of $100 thousand of loan origination costs for 2009 and increased operating efficiencies despite the addition of two full service branches in the third quarter of 2008.

The Company faced a challenging interest rate environment as the prime rate has been reduced seven times since January 1, 2008 from 7.25% to 3.25% on June 30, 2009. Total interest income decreased by $282 thousand, or 4.6%, to $5.8 million in the second quarter of 2009 versus $6.1 million in the second quarter of 2008, while the decrease in interest expense from $1.8 million in 2008 to $1.4 million in 2009 was $419 thousand, or 23.6%, between periods. The result of the changes in interest income and interest expense was that net interest income for the second quarter of 2009 was $4.5 million, up $137 thousand, or 3.2%, from the second quarter of 2008 of $4.3 million. The increase in net interest income was more a function of the decrease in interest paid on interest bearing liabilities as this mitigated the decrease in interest income. During the second quarter of 2009, the Company’s net interest margin decreased 22 basis points to 4.61%, from 4.83% for the second quarter of 2008. The Company’s net interest spread declined 8 basis points to 4.30% for the second quarter of 2009, compared to 4.38% for the same period last year. The decline in the net interest spread was primarily the result of the decline in average interest rates earned on loans as the 400 basis point drop in the prime rate between January 1, 2008 and June 30, 2009 had an effect on the repricing of adjustable rate loans and the volume of refinancings, as customers took advantage of the lower rates. Further drops in the prime rate and/or increases in competitors’ deposit rates could be problematic as individual instruments continue to reprice.

The Company’s total assets decreased from $440.1 million at December 31, 2008, to $424.9 million at June 30, 2009, a decrease of $15.2 million, or 3.5%. The decrease between periods is a normal seasonal decline mainly due to the payoffs of $14.3 million in municipal loans during the last few days of June due to Vermont state regulations governing their short-term funding. Municipal loans increased by $16.7 million the first two business days of July, 2009. Deposits decreased from $364.4 million at December 31, 2008 to $347.9 million at June 30, 2009, a decrease of $16.5 million, or 4.5%, with that decrease comprised of a drop of $6.7 million in commercial noninterest-bearing deposits and a drop of $15.9 million in overall municipal deposits which are subject to great seasonality due to Vermont state regulations governing their short-term funding. Municipal deposits increased by $16.4 million the first two business days of July, 2009. These decreases were partially offset by an increase in consumer deposits with savings accounts growing $3.6 million and money market accounts growing $4.5 million. Total loans, including loans held for sale, increased $10.1 million, or 2.9%, from $353.4 million at December 31, 2008 to $363.5 million at June 30, 2009 despite the seasonal paydown of $14.3 million in municipal loans during the last few days of June. Total loans at June 30, 2009 are net of $29.2 million in residential real estate loans sold during the first six months of 2009. Despite a weakening economy, loan demand is strong due, in large part, to lower interest rates which have sparked both existing and new customers to refinance loans. The Company has also benefited from a changing competitive environment. Additionally, our competitors have changed their pricing strategies, tightened their credit underwriting requirements and shifted to more conventional financial products.

The following unaudited per share information and key ratios depict several measurements of performance or financial condition for or at the three and six months ended June 30, 2009 and 2008, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Return on average assets (ROA) (1)	1.16%	1.20%	1.18%	1.32%
Return on average equity (ROE) (1)	12.73%	11.33%	12.87%	12.32%
Net interest margin (1)(2)	4.61%	4.83%	4.58%	4.90%
Efficiency ratio (3)	70.76%	70.37%	69.39%	69.90%
Net interest spread (4)	4.30%	4.38%	4.25%	4.41%
Loan to deposit ratio	104.49%	99.60%	104.49%	99.60%
Net loan charge-offs to average loans not held for sale (1)	0.04%	0.08%	0.09%	0.06%
Allowance for loan losses to loans not held for sale	1.03%	1.08%	1.03%	1.08%
Nonperforming assets to total assets (5)	1.54%	2.16%	1.54%	2.16%
Equity to assets	9.31%	10.56%	9.31%	10.56%
Total capital to risk weighted assets	14.98%	16.55%	14.98%	16.55%
Book value per share	$8.85	$9.30	$8.85	$9.30
Earnings per share	$0.28	$0.27	$0.56	$0.58
Dividends paid per share	$0.25	$0.28	$0.53	$0.56
Dividend payout ratio (6)	89.29%	103.70%	94.64%	96.55%

____________________

(1)

Annualized.

(2)

The ratio of tax equivalent net interest income to average earning assets. See page 24 for more information.

(3)

The ratio of noninterest expense to tax equivalent net interest income and noninterest income, excluding quarter to date net security gains of $23 thousand and year to date of $44 thousand at June 30, 2009. The 2008 numbers exclude net security gains of $16 thousand for both the three months and six months ended June 30. The efficiency ratio is a non-GAAP standard measure of expense utilization effectiveness used in the banking industry.

(4)

The difference between the average rate earned on assets minus the average rate paid on liabilities. See page 25 for more information.

(5)

Nonperforming assets are loans or investment securities that are in nonaccrual or 90 or more days past due as well as other real estate or assets owned.

(6)

Cash dividends declared and paid per share divided by consolidated net income per share.

RESULTS OF OPERATIONS

Net Interest Income. The largest component of the Company’s operating income is net interest income, which is the difference between interest and dividend income received from interest-earning assets and the interest expense paid on interest-bearing liabilities. The Company’s net interest income increased $137 thousand, or 3.2%, to $4.5 million for the three months ended June 30, 2009, from $4.3 million for the three months ended June 30, 2008. The net interest spread decreased 8 basis points to 4.30% for the three months ended June 30, 2009, from 4.38% for the three months ended June 30, 2008. The decline in the net interest spread was primarily the result of the drop in average interest rates earned on loans from 7.06% for the quarter ended June 30, 2008 to 6.27% for the quarter ended June 30, 2009. The prime rate was 7.25% on January 1, 2008, 5.00% by June 30, 2008 and 3.25% throughout 2009, which affected the repricing of adjustable rate loans as well as the volume of new loans and refinancing activity during the first half of 2009, as customers took advantage of the lower rates. The adverse effect of declining rates on the Company’s net interest spread was mitigated somewhat by a 72 basis point decline in the average rate paid on deposits and borrowed funds in the second quarter of 2009 versus the same period last year. The net interest margin for the second quarter of 2009 decreased 22 basis points to 4.61% from the 2008 period at 4.83% reflecting the net effect of an increase in net interest income of $137 thousand and an increase of $31.9 million, or 8.6%, in average earning assets.

The trend of increasing pressure on the net interest spread and net interest margin were also reflected in the year-to-date results, with a decline of 16 basis points in the net interest spread from 4.41% for the six months ended June 30, 2008 to 4.25% for the six months ended June 30, 2009. The net interest margin declined 32 basis points from 4.90% to 4.58% over the same period. Further decrease in the prime rate would not necessarily be beneficial to the Company in the near term, especially if funding rates did not follow a similar downward trend. (See Market Risk and Asset and Liability Management on page 42.)

Yields Earned and Rates Paid. The following tables show, for the periods indicated, the total amount of income recorded from average interest-earning assets and the related average yields, the interest expense associated with average interest-bearing liabilities, the related average rates paid, and the relative net interest spread and net interest margin. Yield and rate information is calculated on an annualized tax equivalent basis. Yield and rate information for a period is average information for the period, and is calculated by dividing the annualized tax equivalent income or expense item for the period by the average balance of the appropriate balance sheet item during the period. Net interest margin is annualized tax equivalent net interest income divided by average interest-earning assets. Nonaccrual loans and investments are included in asset balances for the appropriate periods, but recognition of interest on such loans or investments is discontinued and any remaining accrued interest receivable is reversed in conformity with federal regulations.

Tax-exempt interest income amounted to $344 thousand and $259 thousand for the three months ended June 30, 2009 and 2008, respectively and $640 thousand and $503 thousand for the six months ended June 30, 2009 and 2008, respectively. The following table presents the effect of tax-exempt income on the calculation of the net interest margin, using a marginal tax rate of 34% for 2009 and 2008:

	For the three months ended, June 30,		For the six months ended, June 30,
	2009	2008	2009	2008

Net interest income as presented	$4,455	$4,318	$8,817	$8,658
Effect of tax-exempt interest
Securities available-for-sale	32	34	65	70
Loans	113	76	205	143
Net interest income, tax equivalent	$4,600	$4,428	$9,087	$8,871

	Three months ended June 30,
	2009			2008
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$ 9,122	$ 3	0.14%	$ 5,624	$ 28	1.97%
Interest bearing deposits in banks	12,225	106	3.47%	8,734	105	4.84%
Investment securities (1), (2)	24,219	299	5.47%	29,470	352	5.24%
Loans, net (1), (3)	352,955	5,405	6.27%	322,887	5,594	7.06%
FHLB of Boston stock	1,922	-	0.00%	1,857	16	3.40%
Total interest earning assets (1)	400,443	5,813	5.97%	368,572	6,095	6.76%

Cash and due from banks	5,172			9,868
Premises and equipment	7,439			6,891
Other assets	11,731			10,784
Total assets	$424,785			$396,115

Average Liabilities and Stockholders’ Equity:
NOW accounts	$ 61,544	$ 38	0.25%	$ 54,167	$ 76	0.56%
Savings/money market accounts	105,383	169	0.65%	91,529	302	1.33%
Time deposits	132,809	857	2.59%	126,098	1,103	3.52%
Borrowed funds	26,476	294	4.39%	27,330	296	4.29%
Total interest bearing liabilities	326,212	1,358	1.67%	299,124	1,777	2.38%

Noninterest bearing deposits	50,417			49,175
Other liabilities	9,355			5,806
Total liabilities	385,984			354,105

Stockholders’ equity	38,801			42,010
Total liabilities and stockholders’ equity	$424,785			$396,115

Net interest income		$4,455			$4,318

Net interest spread (1)			4.30%			4.38%

Net interest margin (1)			4.61%			4.83%

____________________

(1)

Average yields reported on a tax-equivalent basis using a marginal tax rate of 34%.

(2)

Average balances of investment securities are calculated on the amortized cost basis and include nonaccrual securities.

(3)

Includes loans held for sale as well as nonaccrual loans and is net of unearned income and allowance or loan losses.

	Six months ended June 30,
	2009			2008
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$ 8,341	$ 5	0.12%	$ 5,013	$ 59	2.36%
Interest bearing deposits in banks	13,002	229	3.56%	9,472	231	4.93%
Investment securities (1), (2)	25,551	613	5.31%	31,330	753	5.25%
Loans, net (1), (3)	351,699	10,816	6.32%	317,452	11,279	7.26%
FHLB of Boston stock	1,922	-	0.00%	1,731	37	4.25%
Total interest earning assets (1)	400,515	11,663	6.01%	364,998	12,359	6.94%

Cash and due from banks	5,378			9,892
Premises and equipment	7,412			6,860
Other assets	11,845			11,046
Total assets	$425,150			$392,796

Average Liabilities and Stockholders’ Equity:
NOW accounts	$ 60,050	$ 81	0.27%	$ 53,168	$ 161	0.61%
Savings/money market accounts	104,264	351	0.68%	90,021	637	1.43%
Time deposits	134,552	1,819	2.73%	125,244	2,339	3.77%
Borrowed funds	27,151	595	4.36%	25,835	564	4.34%
Total interest bearing liabilities	326,017	2,846	1.76%	294,268	3,701	2.53%

Noninterest bearing deposits	50,717			50,210
Other liabilities	9,527			6,168
Total liabilities	386,261			350,646

Stockholders’ equity	38,889			42,150
Total liabilities and stockholders’ equity	$425,150			$392,796

Net interest income		$ 8,817			$ 8,658

Net interest spread (1)			4.25%			4.41%

Net interest margin (1)			4.58%			4.90%

____________________

(1)

Average yields reported on a tax-equivalent basis using a marginal tax rate of 34%.

(2)

Average balances of investment securities are calculated on the amortized cost basis and include nonaccrual securities.

(3)

Includes loans held for sale as well as nonaccrual loans and is net of unearned income and allowance for loan losses.

Rate/Volume Analysis. The following table describes the extent to which changes in average interest rates (on a fully tax-equivalent basis) and changes in volume of average interest earning assets and interest bearing liabilities have affected the Company’s interest income and interest expense during the period indicated. For each category of interest earning assets and interest bearing liabilities information is provided on changes attributable to:

•

changes in volume (change in volume multiplied by prior rate);

•

changes in rate (change in rate multiplied by prior volume); and

•

total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008 Increase/(Decrease) Due to Change In
	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$ 11	$ (36)	$ (25)
Interest bearing deposits in banks	35	(34)	1
Investment securities	(69)	16	(53)
Loans, net	491	(680)	(189)
FHLB of Boston stock	1	(17)	(16)
Total interest earning assets	$ 469	$ (751)	$(282)

Interest bearing liabilities:
NOW accounts	$ 9	$ (47)	$ (38)
Savings/money market accounts	41	(174)	(133)
Time deposits	56	(302)	(246)
Borrowed funds	(9)	7	(2)
Total interest bearing liabilities	$ 97	$ (516)	$(419)
Net change in net interest income	$ 372	$ (235)	$ 137

	Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008 Increase/(Decrease) Due to Change In
	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$ 25	$ (79)	$ (54)
Interest bearing deposits in banks	72	(74)	(2)
Investment securities	(150)	10	(140)
Loans, net	1,137	(1,600)	(463)
FHLB of Boston stock	4	(41)	(37)
Total interest earning assets	$1,088	$(1,784)	$(696)

Interest bearing liabilities:
NOW accounts	$ 19	$ (99)	$ (80)
Savings/money market accounts	89	(375)	(286)
Time deposits	164	(684)	(520)
Borrowed funds	29	2	31
Total interest bearing liabilities	$ 301	$(1,156)	$(855)
Net change in net interest income	$ 787	$ (628)	$ 159

Three Months Ended June 30, 2009, Compared to Three Months Ended June 30, 2008.

Interest and Dividend Income. The Company’s interest and dividend income decreased $282 thousand, or 4.6%, to $5.8 million for the three months ended June 30, 2009, from $6.1 million for the three months ended June 30, 2008. During the second quarter of 2009, average earning assets increased $31.9 million, or 8.6%, to $400.4 million, from $368.6 million for the three months ended June 30, 2008. However, the increase in interest income resulting from the rise in average earning assets was more than offset by the lower rates earned on all interest earning assets except investment securities in the second quarter of 2009 versus 2008. In particular, interest income on loans decreased $189 thousand, or 3.4%, to $5.4 million for the second quarter of 2009 versus the $5.6 million for the 2008 comparison period despite an increase in average loan volume between periods. Average loans approximated $353.0 million at an average yield of 6.27% for the three months ended June 30, 2009, up $30.0 million, or 9.3%, from an average of $322.9 million at an average yield of 7.06% for the three months ended June 30, 2008. However, the increase in volume was more than offset by a 79 basis point decrease in yield. Loan demand has risen during 2009 due to lower interest rates which have led many new and existing customers to refinance with Union Bank. The changes in the competitive landscape has also added to the growth in the loan portfolio as it appears that customers are now more inclined to work with community banks while some of the regional banks and mortgage brokers have changed their pricing strategies and financial products making conservative community banks more competitive.

The 225 basis point drop in the prime rate from January 1, 2008 at 7.25% to June 30, 2008 at 5.00%, followed by three further drops in the prime rate in October 2008 and December 2008 to bring prime down another 175 basis points to 3.25%, has now impacted the majority of variable rate loans, as adjustable rate loans have continued to reprice at lower rates. The prime rate has not been as low as 3.25% since 1955.

In this historically low interest rate environment, many existing customers, as well as new customers, have approached the Company regarding refinancing loans which has contributed to the increase of $30.0 million, or 9.3%, in average loan volume for the quarter ended June 30, 2009 over the same period of 2008. The Company has continued to manage interest rate risk by selling the majority of low rate qualified residential mortgages originated during this period to the secondary market and has benefited from the sale of these mortgages with gains on the sales of such loans totaling $186 thousand for the quarter ended June 30, 2009 and $486 thousand for the first half of 2009.

The average balance of investments (including mortgage-backed securities) decreased $5.3 million, or 17.8%, to $24.2 million for the three months ended June 30, 2009, from $29.5 million for the three months ended June 30, 2008. Maturing or sold investments were reinvested into short term FDIC insured interest bearing deposits or left at the Federal Reserve Bank of Boston to provide financial security and liquidity to utilize for the future loan growth or to reinvest in investment securities once interest rates rise. The average level of interest bearing deposits in banks for the quarter was $12.2 million, up $3.5 million, or 40.0%, from the 2008 average level of $8.7 million. The average level of federal funds sold and overnight deposits increased $3.5 million, to $9.1 million, or 62.2%, for the three months ended June 30, 2009, from $5.6 million for the three months ended June 30, 2008. Funds invested in federal funds sold, overnight deposits and FDIC insured certificates of deposit have been very short term in nature as it is anticipated that these funds will be needed to fund future loan demand. Interest income from non-loan instruments decreased $93 thousand, or 18.6%, between periods, with $408 thousand for the second quarter of 2009 versus $501 thousand for the same period of 2008, reflecting the decreases in yields on all types of interest earning assets except investment securities as well as cessation of dividends on the FHLB of Boston stock during the fourth quarter of 2008.

Interest Expense. The Company’s interest expense decreased $418 thousand, or 23.5%, to $1.4 million for the three months ended June 30, 2009, from $1.8 million for the three months ended June 30, 2008. Of this decrease, $516 thousand was a result of the decrease in rates, partially offset by the $97 thousand attributable to the increase in volume for all interest bearing deposits.

Interest expense on deposits decreased $416 thousand, or 28.1%, to $1.1 million for the quarter ended June 30, 2009, from $1.5 million for the quarter ended June 30, 2008. Competition for deposits has remained strong but growth in average interest bearing deposits for the quarter ended June 30, 2009 at $27.9 million, or 10.3%, to $299.7 million compared to $271.8 million for the quarter ended June 30, 2008 is illustrative of the overall growth in the franchise with the opening of two new branches during the third quarter of 2008 and some “flight to quality” since September 2008 as the financial markets continue to experience turmoil. Interest rates paid on deposits were slower to drop than the drop in the prime rate and the target rate on Federal Funds Sold, but have moved steadily downward over the last 18 months. Management believes consumers have become more rate sensitive over the last few years due to advertised “specials” and the proliferation of nonlocal financial institutions trying to gather deposits throughout the Company’s market area. Average time deposits rose to $132.8 million for the three months ended June 30, 2009, from $126.1 million for the three months ended June 30, 2008, or an increase of $6.7 million, or 5.3%. While the majority of these deposits are new funds for the Company, there has been movement of deposits from lower yielding deposit accounts to higher paying certificates of deposit within its account base. The average rate paid on time deposits decreased 93 basis points, to 2.59% from 3.52% for the three months ended June 30, 2009 and 2008, respectively. The average balances for money market and savings accounts increased $13.9 million, or 15.1%, to $105.4 million for the three months ended June 30, 2009, from $91.5 million for the three months ended June 30, 2008. A $7.4 million, or 13.6%, increase in NOW accounts brought the average balance up to $61.5 million from $54.2 million between the two years.

Interest expense on borrowed funds decreased slightly from $296 thousand for the quarter ended June 30, 2008 to $294 thousand for the quarter ended June 30, 2009 despite a 10 basis point increase in average rate paid between periods. Average funds borrowed from the FHLB of Boston decreased from $27.3 million to $26.3 million between years, while average federal funds purchased was flat between years.

Provision for Loan Losses. There was a $75 thousand loan loss provision for the quarter ended June 30, 2009 and a $90 thousand loan loss provision for the quarter ended June 30, 2008. The lower provision in the second quarter of 2009 versus 2008 was deemed appropriate in light of net charge-offs for the quarter of $34 thousand compared to net charge-offs of $67 thousand for the quarter ended June 30, 2008. There is strong loan demand and, although there continues to be a softening of the economy, there was a decrease in loans 30 or more days past due between years as well as a decline in classified loans since December 31, 2008. For further details, see FINANCIAL CONDITION Allowance for Loan Losses and Asset Quality below.

Noninterest income. The following table sets forth changes from the second quarter of 2008 to the second quarter of 2009 for components of noninterest income:

	For The Three Months Ended June 30,
	2009	2008	$ Variance	% Variance
	(Dollars in thousands)
Trust income	$ 91	$ 100	$ (9)	(9.0)
Service fees	915	897	18	2.0
Net gains on sales of investment securities available-for-sale	23	16	7	43.8
Net gains on sales of loans held for sale	186	30	156	520.0
Other income	57	139	(82)	(59.0)
Total noninterest income	$1,272	$1,182	$ 90	7.6

Trust Income. Trust income has decreased for the three months ended June 30, 2009 compared to 2008, despite a number of new trust relationships. Since the Company’s trust fees are based largely on the value of assets under management, the positive impact of these new relationships was offset by the lower market value of the assets invested.

Service fees. The increase resulted primarily from an increase in ATM fees of $38 thousand, or 19.1%, and an increase of $10 thousand, or 20.5%, in service charges on deposit accounts. These increases were partially offset by a decrease in overdraft fees of $16 thousand, or 4.7%, a decrease in loan servicing fees of $10 thousand, or 8.5%, and a decrease in merchant program income of $9 thousand, or 9.2%.

Net gains on sales of loans held for sale. Residential real estate loans of $10.8 million were sold for a net gain of $186 thousand during the second quarter of 2009, versus sales of $7.3 million for a net gain of $30 thousand during the second quarter of 2008.

Other. The decrease resulted primarily from a decrease in net mortgage servicing rights recognized in the second quarter of 2009 to $1 thousand compared to the second quarter of 2008 of $23 thousand, a reduction in income from life insurance to $45 thousand for the second quarter of 2009 from $90 thousand for the second quarter of 2008 and a decrease in income from gas royalties and oil leases to $9 thousand for the second quarter of 2009 from $20 thousand for the second quarter of 2008.

Noninterest expense. The following table sets forth changes from the second quarter of 2008 to the second quarter of 2009 for components of noninterest expense:

	For The Three Months Ended June 30,
	2009	2008	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$1,482	$1,604	$(122)	(7.6)
Pension and employee benefits	715	706	9	1.3
Occupancy expense, net	224	223	1	0.4
Equipment expense	281	317	(36)	(11.4)
FDIC insurance assessment	333	14	319	2,278.6
Equity in losses of affordable housing investments	106	97	9	9.2
Other expenses	1,015	981	34	3.5
Total noninterest expense	$4,156	$3,942	$214	5.4

Salaries and wages. The decrease in 2009 over 2008 was due primarily to the recognition, as a reduction in salary expense, of $100 thousand for deferred loan origination costs in the second quarter 2009 while in prior years these costs had been recognized as a reduction of origination fees charged. Also contributing to the decrease was a reduction in several staff positions as the Company concentrated on gaining efficiency throughout its operations and staffing the branches for customer traffic patterns.

Pension and employee benefits. There was an increase in the defined benefit pension plan expense for the second quarter to $249 thousand for 2009 from the prior year’s expense of $148 thousand. This increase is mainly due to the decline in asset values within the plan as of January 1, 2009, the actuarial valuation date, compared to the prior year given the turmoil in the financial markets. There were also increases in both the cost of unemployment taxes and dental insurance. These increases were partially offset by the decrease in the Company’s medical costs from $359 thousand for the second quarter of 2008, which was an expensive quarter under the old self-insured medical plan, to $261 thousand for the second quarter of 2009 as the Company was able to reverse $27 thousand reserved as of December 31, 2008 for the run out from the termination of the self-insured medical plan.

Equipment Expense. The decrease between years is mainly due to the decrease in depreciation expense and the cost of equipment repairs and disposals.

FDIC Insurance Assessment. The FDIC insurance assessment for the Company increased from $14 thousand for the second quarter of 2008 to $333 thousand for the second quarter of 2009. This increase has numerous components. Covered deposits were raised from $100,000 to $250,000. The Company chose to participate in insuring 100% of deposits in noninterest bearing transaction deposit accounts under the U.S. Treasury’s Temporary Liquidity Guarantee Program. The assessment rate has been raised and the credit that the Company had been able to utilize for the last few years expired late in 2008.

Lastly, the FDIC imposed a special emergency assessment on net assets for all insured banks as of June 30, 2009 which added $191 thousand to the 2009 quarter’s expense.

Equity in losses of affordable housing investments. A new investment in a low income housing partnership was made in late 2008 which increased the amount of equity in the losses of these projects recorded in 2009.

Other. The net change between quarters ended June 30, 2009 and 2008 has many components, some increases and some decreases; the largest being a $37 thousand increase in debit card/ ATM expenses due to the late 2008 introduction of a new “electronic” account named Virtua and a new “scorecard rewards” program as well as the growth in volume of electronic transactions.

Income Tax Expense. The Company has provided for current and deferred federal income taxes for the quarters ended June 30, 2009 and 2008. The Company’s provision for income taxes was $261 thousand for the three months ended June 30, 2009 compared to $278 thousand for the same period in 2008. The

Company’s effective tax rate decreased to 17.5% for the three months ended June 30, 2009, from 18.9% for the same period in 2008.

Six Months Ended June 30, 2009, Compared to Six Months Ended June 30, 2008.

Interest and Dividend Income. The Company’s interest and dividend income decreased $696 thousand, or 5.6%, to $11.7 million for the six months ended June 30, 2009, from $12.4 million for the six months ended June 30, 2008, with average earning assets increasing $35.5 million, or 9.7%, to $400.5 million for the six months ended June 30, 2009, from $365.0 million for the six months ended June 30, 2008. The positive impact on interest income resulting from the rise in average earning assets was more than offset by the lower rates earned on loans, federal funds sold and overnight deposits, interest bearing deposits in banks, and FHLB of Boston stock in the first six months of 2009 versus 2008. Interest income on loans decreased during the first six months of 2009 versus the 2008 comparison period despite an increase in average loan volume between periods. Average loans approximated $351.7 million at an average yield of 6.32% for the six months ended June 30, 2009, up $34.2 million, or 10.8%, from $317.5 million at an average yield of 7.26% for the six months ended June 30, 2008. The increase in volume was more than offset by a 94 basis point decrease in yield resulting mostly from the 400 basis point drop in the prime rate from 7.25% at January 1, 2008 to 3.25% by December 2008 where it remains as of the date of this report. Loan demand has risen during 2009 due to lower interest rates which have driven mortgage refinancings by both existing and new customers and the changes in the competitive landscape as more individuals and businesses have rediscovered the safety, soundness and customer service potential of community banks.

The average balance of investments (including mortgage-backed securities) decreased $5.8 million, or 18.4%, to $25.6 million for the six months ended June 30, 2009, from $31.3 million for the six months ended June 30, 2008, while the yield earned rose to 5.31% from 5.25% between years. The average level of interest bearing deposits in banks for the six months ended June 30, 2009 was $13.0 million up $3.5 million, or 37.3%, from the 2008 average level of $9.5 million, as FDIC insured certificates of deposit in other financial institutions continues to be one of the highest yielding and safest investment options available. The net decrease in the investment portfolio and interest bearing deposits in banks compared to the first half of 2008 reflects the higher loan demand as cash flows from maturing, called, or sold instruments are being utilized to fund loans and remain more liquid in the short-term to take advantage of the rise in interest rates anticipated within the next year. The average level of federal funds sold and overnight deposits increased $3.3 million, to $8.3 million at a rate of 0.12% for the six months ended June 30, 2009, from $5.0 million at a rate of 2.36% for the six months ended June 30, 2008. Interest income from non-loan instruments decreased $233 thousand, or 21.5%, between periods, with $847 thousand in income for these items for the six months ended June 30, 2009 compared to $1.1 million for the six months ended June 30, 2008, reflecting the overall decrease in yields on all categories except investment securities and the net volume decrease on nonloan instruments.

Interest Expense. The Company’s interest expense decreased $855 thousand, or 23.1%, to $2.8 million for the six months ended June 30, 2009, from $3.7 million for the six months ended June 30, 2008. Of this decrease, $1.2 million was a result of the decrease in rates, partially offset by a $301 thousand increase attributable to an increase in volume.

Interest expense on deposits decreased $886 thousand, or 28.2%, to $2.3 million for the six months ended, June 30, 2009, from $3.1 million for the six months ended June 30, 2008. Competition for deposits has remained strong but the Company has shown growth in average interest bearing deposits for the six months ended June 30, 2009 of $30.4 million, or 11.3%, from the six months ended June 30, 2008. Volume growth started to improve in the last quarter of 2008 and has continued throughout 2009 as there has been a flight to quality by customers concerned about the stock market volatility and bank failures. Average time deposits rose to $134.6 million for the six months ended June 30, 2009, from $125.2 million for the six months ended June 30, 2008, or an increase of $9.3 million, or 7.4%. The majority of these deposits are new funds for the Company. The average rate paid on time deposits decreased 104 basis points, to 2.73% from 3.77% for the six months ended June 30, 2009 and 2008, respectively. The average balances for money market and savings accounts increased $14.2 million, or 15.8%, to $104.3 million for the six months ended June 30, 2009, from $90.0 million for the six months ended June 30, 2008 as there was solid growth in both types of accounts despite the low interest rates paid. A $6.9 million, or 12.9%, increase in NOW accounts brought the average balance up to $60.1 million from $53.2 million between the two years.

Interest expense on borrowed funds increased from $564 thousand for the six months ended June 30, 2008 to $595 thousand for the six months ended, June 30, 2009 as average funds borrowed from the FHLB of Boston increased from $25.4 million to $26.8 million between years. The average federal funds purchased balance for the six months ended June 30, 2009 was $281 thousand down from $419 thousand for the similar period of 2008. The average rate paid on borrowed funds increased 2 basis points between periods.

Provision for Loan Losses. There was a $170 thousand loan loss provision for the six months ended June 30, 2009 versus a $140 thousand provision for the six months ended June 30, 2008. The increase in the provision was deemed necessary for the first half of 2009 in light of net charge-offs of $161 thousand for the six months ended June 30, 2009 compared to net charge-offs of $94 thousand for the six months ended June 30, 2008 and growth in average loans not held for sale of $32 million between years. These factors were partially offset by the decrease in classified loans and a decrease in total past due loans of $1.5 million. For further details see, FINANCIAL CONDITION Allowance for Loan Losses below.

Noninterest income. The following table sets forth changes from the first half of 2008 to the first half of 2009 for components of noninterest income:

	For The Six Months Ended June 30,
	2009	2008	$ Variance	% Variance
	(Dollars in thousands)
Trust income	$ 182	$ 193	$ (11)	(5.7)
Service fees	1,766	1,752	14	0.8
Net gains on sales of investment securities available-for-sale	44	16	28	175.0
Net gains on sales of loans held for sale	486	201	285	141.8
Other income	145	153	(8)	(5.2)
Total noninterest income	$2,623	$2,315	$ 308	13.3

Trust Income. Trust income decreased for the six months ended June 30, 2009 mainly due to the drop in the market value of the underlying trust assets despite a number of new trust relationships.

Net gains on sales of loans held for sale. Residential real estate loans of $28.7 million were sold for a net gain of $486 thousand during the six months ended June 30, 2009, versus sales of $12.9 million for a net gain of $201 thousand during the six months ended June 30, 2008.

Noninterest expense. The following table sets forth changes from the first half of 2008 to the first half of 2009 for components of noninterest expense:

	For The Six Months Ended June 30,
	2009	2008	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$2,979	$3,189	$(210)	(6.6)
Pension and employee benefits	1,415	1,374	41	3.0
Occupancy expense, net	517	491	26	5.3
Equipment expense	580	609	(29)	(4.8)
FDIC insurance assessment	465	23	442	1,921.7
Equity in losses of affordable housing investments	213	194	19	9.8
Other expenses	1,977	1,903	74	3.9
Total noninterest expense	$8,146	$7,783	$363	4.7

Salaries and wages. The decrease in 2009 over 2008 was due primarily to the recognition, as a reduction in salary expense, of $152 thousand of deferred loan origination costs in 2009 while in prior years these costs had been recognized as a reduction of origination fees charged as well as increased efficiency in operations which allowed the Company to grow while reducing a few staff positions despite the opening of two new full service branches during the third quarter of 2008.

Pension and employee benefits. There was an increase in the accrual for pension plan expense of $248 thousand, or 84.1%, to $543 thousand for the first half of 2009 mainly due to the decline in asset values within the plan as of January 1, 2009, the actuarial valuation date, compared to the prior year. There was also an increase in both unemployment taxes and dental insurance costs. These increases were mostly offset by a $222 thousand, or 34.3%, decrease in the Company’s medical costs for which the Company was self insured up to specific individual and aggregate limits in 2008 when the costs totaled $646 thousand versus a fully insured cost of $580 thousand for the first half of 2009 which was reduced by an $156 thousand reversal of the reserve as of December 31, 2008 under the terminated self insured plan.

Occupancy expense, net. The $26 thousand, or 5.3%, increase between periods is due primarily to the increase in costs between years due to the addition of two full service branches during the third quarter of 2008.

Equipment expense. The decrease between years is mainly due to the decrease in costs of equipment disposals.

FDIC insurance assessment. The FDIC insurance assessment for the Company increased from $23 thousand for the first half of 2008 to $465 thousand for the first half of 2009. This increase has numerous components. Covered deposits were raised from $100,000 to $250,000. The Company chose to participate in insuring 100% of deposits in noninterest bearing transaction deposit accounts under the U.S. Treasury’s Temporary Liquidity Guarantee Program. The assessment rate has been raised and the credit that the Company had been able to utilize for the last few years expired in late 2008. Lastly, the FDIC imposed a special emergency assessment on net assets of all insured banks as of June 30, 2009 which added $191 thousand to the 2009 expense.

Equity in losses of affordable housing investments. A new investment in a low income housing partnership was made in late 2008 which increased the amount of equity in the losses of these projects recorded in 2009.

Other. The net change between years has many components, some increases and some decreases; the largest of those being an $80 thousand increase from $29 thousand to $109 thousand for fees paid to secondary market purchasers upon the sale of residential mortgage loans. There was also a $71 thousand increase in debit card/ ATM expenses due to the late 2008 introduction of a new “electronic” account named Virtua and a new “scorecard rewards” program as well as new card issuance during the first four months of 2009 due to a national processor’s database compromise and the growth in the volume of electronic transactions. Additionally there was a $55 thousand increase in expenses from $73 thousand for the first half of 2008 to $128 thousand for the first half of 2009 to maintain and dispose of various other real estate owned. Offsetting these increases were numerous, smaller reductions in other operating expenses due to operating efficiencies realized over the first half of 2009. The largest decrease was a $32 thousand decrease in training costs as 2008 saw higher than normal training costs with the installation of a new computer network and office software.

Income Tax Expense. The Company has provided for current and deferred federal income taxes for the current and all prior periods presented. The Company’s provision for income taxes was $622 thousand for the six months ended June 30, 2009 compared to $454 thousand for the same period in 2008, reflecting the increase in taxable net income between periods and the receipt of federal rehabilitation tax credits of $195 thousand utilized in 2008 resulting from the completion of affordable housing investment partnership projects. The Company’s effective tax rate increased to 19.1% for the six months ended June 30, 2009, from 14.9% for the same period in 2008, as the 2008 numbers reflected the federal rehabilitation tax credit.

FINANCIAL CONDITION

At June 30, 2009 the Company had total consolidated assets of $424.9 million, including gross loans and loans held for sale (“total loans”) of $363.5 million, deposits of $347.9 million and stockholders’ equity of $39.5 million. The Company’s total assets decreased $15.2 million, or 3.5%, to $424.9 million at June 30, 2009, from $440.1 million at December 31, 2008. Net loans and loans held for sale increased to $359.9 million, or 84.7%, of total assets at June 30, 2009, compared to $349.8 million, or 79.4%, of total assets at December 31, 2008 despite a normal downward seasonal fluctuation for the Company in loans associated primarily with municipal relationships. In particular, the overall increase was partially offset by the payoff of $14.3 million in tax anticipation municipal loans during the last few days of June 2009 in conjunction with the municipal fiscal year end cycle. As anticipated, municipal loans increased $16.7 million the first two business days of July reflecting the seasonal fluctuations in these loans.

Cash and cash equivalents, including federal funds sold and overnight deposits, decreased $15.4 million, or 58.6%, to $10.9 million at June 30, 2009, from $26.3 million at December 31, 2008 although average deposits year-to-date in 2009 increased to $349.6 million compared to average deposits of $318.6 million for the six months ended June 30, 2008 and $332.0 million for the year ended December 31, 2008. Interest bearing deposits in banks decreased $5.0 million, or 33.9%, from $14.8 million at December 31, 2008 to $9.8 million at June 30, 2009. Investment securities available-for-sale decreased from $27.8 million at December 31, 2008, to $22.8 million at June 30, 2009, a $5.0 million, or 18.0%, decrease. The securities available-for-sale and interest bearing deposits in banks decreased from 9.7% of total assets at December 31, 2008 to 7.7% at June 30, 2009, reflecting deployment of available cash resources to fund loan demand.

Deposits decreased $16.5 million, or 4.5%, to $347.9 million at June 30, 2009, from $364.4 million at December 31, 2008. Noninterest bearing deposits decreased $7.3 million, or 11.9%, from $61.3 million at December 31, 2008 to $54.0 million at June 30, 2009. Interest bearing deposits decreased $9.2 million, or 3.0%, from $303.0 million at December 31, 2008, to $293.9 million at June 30, 2009. (See average balances and rates in the Yields Earned and Rates Paid tables on pages 24 and 25) Interest bearing deposits would have grown between December 31, 2008 and June 30, 2009 if it had not been for the $15.9 million seasonal drop in municipal deposits which are subject to great seasonality due to Vermont state regulations governing their short-term funding. Consistent with the pattern in previous years, municipal deposits increased $16.4 million in the first two days of July, in conjunction with the renewal of short-term municipal loans. Aggressive rate competition from in-market and out-of-market financial institutions makes deposit accounts increasingly hard to attract and retain. Noninterest bearing deposits are especially difficult to develop and increase. It is yet to be seen if increased FDIC insurance coverage and continuing financial and credit market volatility will make it easier to attract and retain deposits in the long run.

Total borrowings increased to $28.5 million at June 30, 2009, from $27.4 million at December 31, 2008 as the Company had $2.4 million in overnight federal funds purchased on June 30, 2009, which was partially offset by a prepayment of a FHLB of Boston advance in April 2009 of $809 thousand and normal monthly payments on amortizing advances at the FHLB of Boston.

Total stockholders’ equity increased $386 thousand to $39.5 million at June 30, 2009 from $39.2 million at December 31, 2008. This increase reflects net income of $2.5 million for the first six months of 2009, less regular cash dividends paid of $2.4 million, the purchase of Treasury stock totaling $107 thousand, and a decrease of $355 thousand in accumulated other comprehensive loss. (See Capital Resources on page 48.)

Loans Held for Sale and Loan Portfolios. Total loans (including loans held for sale) increased $10.1 million, or 2.9%, to $363.5 million from $353.4 million at December 31, 2008 in spite of the seasonal payoff of $14.3 million of municipal loans in the last few days of June, 2009. On July 1st and 2nd, 2009, $16.7 million of new municipal loans were booked as the municipalities’ and school districts’ new fiscal year began. At June 30, 2009, the Company’s total loan portfolio represented 85.5% of assets, up in both dollars and percentage from $353.4 million, or 80.3%, of assets at December 31, 2008 and up in both dollars and percentage from $319.5 million, or 80.8%, of assets at June 30, 2008. Real estate secured loans represented $324.9 million, or 89.4%, of total loans at June 30, 2009 and $304.3 million, or 86.1%, of total loans at December 31, 2008. The Company’s total loans primarily consist of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Average net loans (including loans held for sale) were $322.9 million for the second quarter of 2008 and increased 9.3% to $353.0 million for the second quarter of 2009. The Company sold $28.7 million of residential mortgage loans held for sale during the first six months of 2009 resulting in a net gain on sale of loans of $486 thousand, compared with loan sales of $12.9 million and related net gain on sale of loans of $201 thousand for the first six months of 2008. The fees, included in other expenses, that the Company is required to pay when selling loans in the secondary market have increased dramatically from $29 thousand, or 14.4%, of net gains for the six months ended June 30, 2008 to $109 thousand, or 22.4%, of net gains for the six months ended June 30, 2009. The Company has chosen to sell the majority of qualified residential mortgage loans generated to the secondary market in order to mitigate long-term interest rate risk and generate fee income. The Company generally retains the servicing rights on sold residential mortgage loans. It has also participated a few large commercial real estate loans with other financial institutions for liquidity or credit concentration management purposes. While competition for good loans is strong, the Company has been able to originate loans to both current and new customers while maintaining credit quality. Loan refinancings have been strong during the first six months of 2009 as many current and new customers have taken advantage of the historic low rates. Management expects that this trend will slow over the coming months if interest rates rise and as the number of customers who can refinance complete the process.

The following table shows information on the composition of the Company’s total loan portfolio at the dates indicated:

	June 30, 2009		December 31, 2008
Loan Type	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$124,369	34.2	$128,292	36.3
Construction real estate	20,004	5.5	19,038	5.4
Commercial real estate	163,801	45.1	153,821	43.5
Commercial	16,210	4.5	18,833	5.3
Consumer	6,966	1.9	6,735	1.9
Municipal loans	15,430	4.2	23,519	6.7
Loans Held for Sale	16,722	4.6	3,178	0.9
Total loans	363,502	100.0	353,416	100.0

Deduct:
Allowance for loan losses	(3,565)		(3,556)
Unearned net loan fees	(42)		(107)
Net loans and loans held for sale	$359,895		$349,753

The Company originates and sells qualified residential mortgages to the secondary market, with most of this type of sales made to the Federal Home Loan Mortgage Corporation (FHLMC/”Freddie Mac”). In 2008, the Company entered into a contract with the FHLB of Boston Mortgage Partnership Finance Program (MPF) to sell up to $5 million in loans. This contract was completed in early 2009 and no additional contract has been completed for additional sales. At June 30, 2009, the Company serviced a $242 million residential real estate mortgage portfolio of which $16.2 million is held for sale and approximately $101 million of which is serviced for unaffiliated third parties. Additionally, the Company originates commercial real estate and commercial loans under various U.S. Small Business Administration (SBA), U.S. Department of Agriculture Rural Development Authority (USDA) and Vermont Economic Development Authority (VEDA) programs which provide a government agency guarantee for a portion of the loan amount. The Company occasionally sells the guaranteed portion of the loan to other financial concerns and will retain servicing rights, which generates fee income. The Company serviced $3.5 million of commercial and commercial real estate loans for unaffiliated third parties as of June 30, 2009. The Company capitalizes servicing rights for both mortgage and commercial loans sold with servicing retained. The Company recognizes gains and losses on the sale of the principal portion of these loans as they occur. The unamortized balance of servicing rights on loans sold with servicing retained was $399 thousand at June 30, 2009, with an estimated market value in excess of their carrying value as of such date.

In the ordinary course of business, the Company occasionally participates out, on a non-recourse basis, a portion of commercial, municipal or real estate loans to other financial institutions for liquidity or credit concentration management purposes. The total of loans participated out as of June 30, 2009 was $16.9 million.

There was $2.6 million of loans pledged to secure municipal deposits over the FDIC insurance level as of June 30, 2009. Qualified first mortgages held by Union may also be pledged as collateral for borrowings from the FHLB of Boston under a blanket lien.

Asset Quality. The Company, like all financial institutions, is exposed to certain credit risks including those related to the value of the collateral that secures its loans and the ability of borrowers to repay their loans. The underlying value of real estate collateral has not seen as much of a decline in Vermont and northwestern New Hampshire as has been experienced in other parts of the country and the Company’s conservative loan policies have been prudent for both the Company and its customers. Continued market volatility, rising unemployment and weakness in the general economic condition of the country or our market area, may have a negative effect on our customers’ ability to make their loan payments on a timely basis and/or on underlying collateral values. Management closely monitors the Company’s loan and investment portfolios, other real estate and other assets owned for potential problems and reports to the Company’s and the subsidiary’s Boards of Directors at regularly scheduled meetings. Repossessed assets and loans or investments that are 90 days or more past due are considered to be nonperforming assets. Policies set forth portfolio diversification levels to mitigate concentration risk.

The Company’s Board of Directors has set forth well-defined lending policies (which are periodically reviewed and revised as appropriate) that include conservative individual lending limits for officers, aggregate and advisory board approval levels, Board approval for large credit relationships, a loan review program and other limits or standards deemed necessary and prudent. The Company’s loan review department is supervised by an experienced former regulatory examiner and staffed by a Certified Public Accountant, as well as other experienced personnel. The Company’s loan review program encompasses a quality control process for loan documentation and underwriting for select loans as well as a monitoring process for credit extensions to assess the credit quality and degree of risk in the loan portfolio. The Company performs periodic concentration analyses based on various factors such as industries, collateral types, location, large credit sizes and officer portfolio loads. The Company has established underwriting guidelines to be followed by its officers; material exceptions are required to be approved by a senior loan officer or the Board of Directors. The Company monitors its delinquency levels for any negative or adverse trends. There can be no assurance, however, that the Company’s loan portfolio will not become subject to increasing pressures from deteriorating borrower financial strength due to general or local economic conditions. Management will continue to assess participation in the loan modification and restructuring program enacted as part of the federal economic stimulus legislation, although to date the Company has not participated in this program.

Restructured loans include the Company’s troubled debt restructurings that involved forgiving a portion of interest or principal, refinancing at a rate materially less than the market rate, rescheduling loan payments, or granting other concessions to a borrower due to financial or economic reasons related to the debtor’s financial difficulties that the Company would not ordinarily grant. Restructured loans do not include qualifying restructured loans that have complied with the terms of their restructure agreement for a satisfactory period of time. There were two restructured commercial real estate loans at June 30, 2009 totaling $2.0 million and none at December 31, 2008.

Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Management reviews the loan portfolio continuously for evidence of problem loans. Such loans are placed under close supervision with consideration given to placing the loan on nonaccrual status. Loans are designated as nonaccrual when reasonable doubt exists as to the full collection of interest and principal. Normally, when a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of interest and principal is probable. Generally, interest accruals are resumed on such loans when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

The Company had loans in nonaccrual status totaling $3.9 million, or 1.14%, of gross loans at June 30, 2009, $2.9 million, or 0.83%, at December 31, 2008, and $2.8 million, or 0.88%, at June 30, 2008. Certain loans in non-accrual status are covered in part by guarantees of U.S. Government or state agencies. Approximately $226 thousand of the balances in this category were covered by such guarantees at June 30, 2009. Two large loans in the process of foreclosure make up the majority of the increase in nonaccrual loans. The level of nonaccrual loans is not expected to decrease until these loans and others in the foreclosure process have been resolved, which is anticipated by mid-2010. The aggregate interest income not recognized on nonaccrual loans amounted to approximately $587 thousand and $469 thousand as of June 30, 2009 and 2008, respectively and $460 thousand as of December 31, 2008.

The Company had loans past due 90 days or more and still accruing of $1.8 million, or 0.52%, of gross loans at June 30, 2009, $4.4 million, or 0.83%, at December 31, 2008 and $4.9 million, or 1.55%, at June 30, 2008. Certain loans past due 90 days or more and still accruing interest are covered in part by guarantees of U.S. Government or state agencies. Approximately $1.0 million of the commercial and commercial real estate balances in this category were covered by such guarantees at June 30, 2009. The majority of the decrease between December 31, 2008 and June 30, 2009 was for two commercial real estate loans. The USDA partially reimbursed Union $817 thousand under their 100% guarantee on one relationship which has subsequently paid off. A second $1.8 million loan relationship was restructured and is current in their payments. Our practice as a community bank is to actively work with our troubled borrowers to resolve the borrower’s delinquency while maintaining the safe and sound credit practices of the bank and safeguarding our strong capital position.

At June 30, 2009, and December 31, 2008, respectively, the Company had internally classified loans totaling $80 thousand and $165 thousand, respectively. In management’s view, such loans represent a higher degree of risk and could become nonperforming loans in the future. While still on a performing status, in accordance with the Company’s credit policy, loans are internally classified when a review indicates the existence of any of the following conditions makes the likelihood of collection questionable:

•

the financial condition of the borrower is unsatisfactory;

•

repayment terms have not been met;

•

the borrower has sustained losses that are sizable, either in absolute terms or relative to net worth;

•

confidence is diminished;

•

loan covenants have been violated;

•

collateral is inadequate; or

•

other unfavorable factors are present.

The Company has been actively working with customers who may be delinquent or headed for problems due to the downturn in the economy and the slowdown in the real estate market. Northern New England did not experience these issues to the extent other parts of the country have. One of the benefits of being a community financial institution is our employees’ and Boards’ knowledge of the community and borrowers, which allows us to be proactive in working closely with our loan customers. The Company’s delinquency rates have historically run higher than similar institutions while losses have been lower. Although management believes that nonperforming loans are generally well-secured and that potential loan losses are provided for in the Company’s allowance for loan losses, there can be no assurance that future deterioration in economic conditions and/or collateral values, or changes in other relevant factors will not result in future credit losses. The Company has not targeted sub-prime borrowers and has not experienced an elevated delinquency in this area.

Except for those nonperforming loans discussed above, the Company’s management is not aware of any loans as of June 30, 2009, for which known financial problems of the borrower would cause serious doubts as to the ability of these borrowers to materially comply with their present loan repayment terms, or any known events that would result in the loan being designated as nonperforming at some future date. During the fourth quarter of 2007 and all of 2008, residential real estate values declined nationally while Vermont’s residential real estate values increased slightly. At the same time, sales of homes in Vermont slowed considerably along with housing permits. The real estate market decline significantly contributed to the downturn in the general economy with unemployment rates and business failures continuing to rise.These conditions may cause borrowers who are current in their payments to experience deterioration in the value of their collateral and increase the potential of default if their income levels decline. Management continues to monitor the national, regional and local economic environment and its impact on unemployment, business failures and real estate values in the Company’s market area.

On occasion other real estate properties (OREO) are acquired through or in lieu of loan foreclosure. These properties are held for sale and are initially recorded at fair value less estimated selling costs at the date of the Company’s acquisition of the property, with fair value based on an appraisal for more significant properties and on management’s evaluation of value for minor properties. Holding costs and declines in fair value after acquisition of the property result in charges against income. The Company evaluates each property on at least a quarterly basis for changes in the fair value of the property. The Company had two commercial real estate properties for a total of $622 thousand classified as OREO at June 30, 2009, compared to a total of six properties composed of $35 thousand of residential real estate, $4 thousand of improved land, and $619 thousand of commercial real estate property for a total of $658 thousand at December 31, 2008. There was no allowance for losses on OREO at June 30, 2009 and $12 thousand at December 31, 2008 which was netted out of the values above. The OREO was included in Other Assets on the Consolidated Balance Sheet at both time periods.

Further softening in the real estate market would make the potential to recover all principal and related costs for OREO properties uncertain.

Allowance for Loan Losses. Some of the Company’s loan customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge-off a portion or all of the remaining principal balance due. The Company maintains an allowance for loan losses to absorb such losses. The allowance is maintained at a level which, by management’s best estimate, is adequate to absorb probable credit losses inherent in the loan portfolio; however, actual loan losses may vary from current estimates. While the allowance for loan losses consists of allocations by loan portfolio category the entire allowance is available to support loan losses regardless of category since the total allowance for loan losses is a valuation reserve applicable to the entire portfolio.

The allowance for loan losses is increased by a provision for loan losses, which is charged to earnings, and reduced by charge-offs, net of recoveries. The provision for loan losses represents management’s estimate of the current period credit cost associated with maintaining an appropriate allowance for loan losses. Based on an evaluation of the loan portfolio, management presents a quarterly analysis of the adequacy of the allowance for loan losses to the Board of Directors, indicating any changes in the allowance since the last review and any recommendations as to adjustments in the allowance. Additionally, bank regulatory agencies regularly review the Company’s allowance for loan losses, including the methodology for determining the allowance, as an integral part of their examination process.

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

The level of allowance allocable to each loan portfolio category with similar risk characteristics is determined based on historical charge-offs, adjusted for qualitative risk factors. A quarterly analysis of various qualitative factors, including portfolio characteristics, national and local economic trends, overall market conditions, and levels of, and trends in, delinquencies and non-performing loans, helps to ensure that areas with the potential risk for loss are considered in management’s allowance estimate. In addition, certain loans have been identified by management as representing an elevated risk of loss. The level of allowance allocable to these elevated risk rated loans is determined through estimating probable loss for each individual credit based on the specific risk attributes. Loans are also evaluated for impairment and may be classified as impaired when management believes it is probable that the Company will not collect all the contractual interest and principal payments as scheduled in the loan agreement. A specific reserve amount is allocated to the allowance for individual loans that have been classified as impaired on the basis of the fair value of the collateral for collateral dependent loans, an observable market price, or the present value of anticipated future cash flows.

For the quarter ended June 30, 2009, the methodology used to determine the adequacy of the loan loss reserve was updated to be in line with federal interagency regulatory guidelines to utilize computed reserve factors based on historical losses and qualitative factors. Historically, the determination of the allowance allocated to each loan portfolio category was validated with the quarterly analysis of historical charge-offs adjusted for qualitative risk factors. And, the allowance allocated to loans representing an elevated risk of loss was validated through the analysis of the estimated probable loss for each individual credit based on their specific risk attributes. These analyses are now being utilized to determine the allowance allocated to each category and to elevated risk loans.

The Company’s loan portfolio balance not held for sale decreased $3.4 million from $350.2 million at December 31, 2008 to $346.8 million at June 30, 2009, mainly due to a $8.2 million, or 34.8%, seasonal decrease in municipal loans corresponding to the municipal cash flow cycle; a $3.9 million, or 3.1%, decrease in residential real estate loans as the majority of secondary market qualified loans have been placed in the Loans Held for Sale category due to the historically low interest rate cycle; and a $2.6 million, or 13.9%, decrease in commercial loans as the Bank has tried to mitigate credit risk by securing loans with real estate collateral. These decreases have been partially offset by an increase of $10.0 million, or 6.5%, in commercial real estate loans where demand has been strong due to changes in the competitive market; and a $1.0 million, or 5.1%, increase in construction real estate loans which reflect a normal seasonal increase. (See chart on page 34 for further details.) Other than the seasonal decrease in municipal loans, the composition of the Company’s loan portfolio remained relatively unchanged from December 31, 2008, and there was no material change in the Company’s lending programs or terms during the quarter or the first half of 2009.

As a result of the combined changes in volumes among various loan categories and the net charge-offs for the first six months of 2009 of $161 thousand, the Company designated a $170 thousand loan loss provision for the six months ended June 30, 2009, which left the allowance for loan losses at $3.6 million at June 30, 2009, virtually unchanged from December 31, 2008. However, given the decrease in the loan portfolio at June 30, 2009 compared to year end 2008, the ratio of the allowance for loan losses to total loans not held for sale increased 1 basis point to 1.03%. Similarly, with the decline in nonperforming loans at June 30, 2009 to $5.7 million compared to year end 2008 at $7.3 million, the ratio of the allowance for loan losses to nonperforming loans increased to 62.10% from 48.75% at December 31, 2008.

The following table reflects activity in the allowance for loan losses for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Balance at beginning of period	$3,524	$3,401	$3,556	$3,378
Charge-offs
Real Estate	(7)	(50)	(128)	(50)
Commercial	(29)	-	(51)	(39)
Consumer and other	(6)	(29)	(7)	(35)
Total charge-offs	(42)	(79)	(186)	(124)
Recoveries
Real Estate	-	1	6	2
Commercial	1	2	2	4
Consumer and other	7	9	17	24
Total recoveries	8	12	25	30
Net charge-offs	(34)	(67)	(161)	(94)
Provision for loan losses	75	90	170	140
Balance at end of period	$3,565	$3,424	$3,565	$3,424

The following table (net of loans held for sale) shows the internal breakdown of the Company’s allowance for loan losses by category of loan and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

	June 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate
Residential	$ 912	35.8	$ 933	36.7
Commercial	1,995	47.2	1,917	43.9
Construction	243	5.8	223	5.4
Other Loans
Commercial	300	4.7	391	5.4
Consumer installment	78	2.0	69	1.9
Municipal, Other and Unallocated	37	4.5	23	6.7
Total	$3,565	100.0	$3,556	100.0
Ratio of net charge offs to average loans not held for sale (1)		0.09%		0.05%
Ratio of allowance for loan losses to loans not held for sale		1.03%		1.02%
Ratio of allowance for loan losses to nonperforming loans (2)		62.10%		48.75%

____________________

(1)

Annualized.

(2)

Nonperforming loans include loans in nonaccrual status and loans past due 90 days or more and still accruing.

Notwithstanding the categories shown in the table above, all funds in the allowance for loan losses are available to absorb loan losses in the portfolio, regardless of loan category.

Management of the Company believes, in their best estimate, that the allowance for loan losses at June 30, 2009, is at an appropriate level to cover probable credit losses inherent in the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods, which could be greater than the size of the allowance for loan losses at June 30, 2009. See CRITICAL ACCOUNTING POLICIES. In addition, our banking regulators, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which could negatively affect earnings. While the Company recognizes that a further economic slowdown or financial and credit market turmoil may adversely impact its borrowers’ financial performance and ultimately their ability to repay their loans, management continues to be cautiously optimistic about the collectability of the Company’s loan portfolio.

Investment Activities. At June 30, 2009, the reported value of investment securities available-for-sale was $22.8 million, or 5.4%, of assets. The amount in investment securities available-for-sale decreased from $27.8 million, or 6.3%, of assets at December 31, 2008 as funds from maturing, called or sold securities were utilized to fund loan growth. The Company has no investment in either Fannie Mae or Freddie Mac preferred or common stock or in their subordinated debt. There was $4.0 million of investment securities available for sale pledged to secure various governmental and municipal deposits as of June 30, 2009.

The Company had no securities classified as held-to-maturity or trading. Net unrealized gains for the Company’s available-for-sale investment securities portfolio were $235 thousand as of June 30, 2009 versus net unrealized losses of $134 thousand as of December 31, 2008, respectively. Net unrealized gains of $155 thousand, net of income tax effect, were reflected in the Company’s accumulated other comprehensive loss component of stockholders’ equity at June 30, 2009.

For all securities in the available-for-sale portfolio for which unrealized losses have existed for a period of time, we do not have the intention to sell and believe we will not be required to sell the securities for contractual, regulatory or liquidity reasons as of the reporting date. Management believes that any unrealized losses on debt or equity securities at June 30, 2009 represent temporary impairments and no other-than-temporary impairments were recognized in 2009 through income or other comprehensive income (loss).

The evaluation of other-than-temporary impairments is subject to risks and uncertainties and is intended to determine the appropriate amount and timing for recognizing an impairment charge. The assessment of whether such impairment has occurred is based on management’s best estimate of the cash flows expected to be collected at the individual security level. We regularly monitor our investment portfolio to ensure that securities that may be other-than-temporarily impaired are identified in a timely manner and that any impairment charge is recognized in the proper period. Further deterioration in credit quality and/or the continuation of the current imbalances in liquidity that exist in the financial marketplace might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as other than temporary in future periods, resulting in additional write-downs.

Federal Home Loan Bank of Boston Stock. Union is a member of the FHLB of Boston with an investment of $1.9 million in its Class B common stock at both June 30, 2009 and December 31, 2008. The Class B common stock has a five year notice requirement for redemption and there is no guarantee of future redemption. Also, there is the possibility of future capital calls by the FHLB of Boston on member banks to ensure compliance with its capital plan. Union’s investment in FHLB stock is carried as an Other Asset at cost and is nonmarketable. Similar to evaluating investment securities available-for-sale for other-than-temporary impairment, the Company has evaluated its investment in the FHLB of Boston. The FHLB of Boston has taken a number of steps to strengthen its capital position in the short term and preserve its capital in the wake of significant securities portfolio’s other-than-temporary impairment charges it recorded in its investment portfolio during the fourth quarter of 2008. Dividend payments on the FHLB of Boston Class B common stock have been suspended since the third quarter of 2008 and a moratorium on excess stock repurchases has been implemented. Management’s evaluation of its holdings of FHLB of Boston common stock concludes that Union will recover its investment in the FHLB of Boston stock at the stated par value.

Deposits. The following table shows information concerning the Company’s average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the periods ended June 30, 2009, and December 31, 2008:

	Six Months Ended June 30, 2009			Year Ended December 31, 2008
	Average Amount	Percent of Total Deposits	Average Rate	Average Amount	Percent of Total Deposits	Average Rate
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$ 50,717	14.5	-	$ 51,774	15.6	-
NOW accounts	60,050	17.2	0.27%	55,764	16.8	0.55%
Money Market accounts	61,541	17.6	0.93%	52,403	15.8	1.94%
Savings accounts	42,723	12.2	0.31%	40,335	12.1	0.44%
Total nontime deposits	215,031	61.5	0.41%	200,276	60.3	0.75%
Time deposits:
Less than $100,000	84,524	24.2	2.64%	82,799	24.9	3.24%
$100,000 and over	50,028	14.3	2.87%	48,971	14.8	3.70%
Total time deposits	134,552	38.5	2.73%	131,770	39.7	3.40%
Total deposits	$349,583	100.0	1.64%	$332,046	100.0	1.81%

The Company participates in the Certificate of Deposit Account Registry Service (CDARS) of Promontory Interfinancial Network, LLC. There were $12.7 million of time deposits $250,000 or less on the balance sheet at June 30, 2009 which were placed through CDARS and which are therefore considered to be “brokered” deposits. The CDARS deposits were matched dollar for dollar with Union’s customer deposits which were placed in other financial institutions in order to provide those customers with full FDIC insurance coverage.

The following table sets forth information regarding the Company’s time deposits in amounts of $100,000 and over at June 30, 2009 and December 31, 2008 that mature during the periods indicated:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Within 3 months	$12,890	$12,546
3 to 6 months	12,577	23,175
6 to 12 months	11,846	9,711
Over 12 months	6,425	10,889
	$43,738	$56,321

The majority of time deposits held by municipalities and school districts mature each year on June 30th which primarily explains the difference between the 3 to 6 months category at December 31, 2008 and the total at June 30, 2009. The decrease in time deposits over $100,000 between periods is mainly due to the redemption of $13.1 million of municipal and school district certificates over the last two weeks of June with offsetting paydowns of municipal loans in order for them to comply with Vermont state law. On average for the three months ended June 30, 2009, time deposits both less than and over $100,000 were down from the quarter ended December 31, 2008. Some runoff during this time frame is normal given the cash flow cycles of municipal customers, but we have also experienced some customers who fled the financial markets during the fourth quarter of 2008, returning their funds to those markets during the first half of 2009 as their certificates of deposit matured.

Borrowings. Borrowings from the FHLB of Boston were $26.2 million at June 30, 2009, at a weighted average rate of 4.28%, and $27.4 million at December 31, 2008, at a weighted average rate of 4.30%. Borrowings from FHLB of Boston were down slightly at June 30, 2009 as the Company did not take down any new borrowing during the quarter but made scheduled monthly payments on amortizing advances and in April 2009 prepaid one amortizing advance totaling $809 thousand. The Company did have $2.4 million in overnight federal funds purchased on June 30, 2009 which accounted for the overall increase in total borrowings between that date and December 31, 2008.

OTHER FINANCIAL CONSIDERATIONS

Market Risk and Asset and Liability Management. Market risk is the potential of loss in a financial instrument arising from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices, and equity prices. As of June 30, 2009, the Company did not have any market risk sensitive instruments classified as held-to-maturity or acquired for trading purposes. The Company’s market risk arises primarily from interest rate risk inherent in its lending, investing, deposit taking and borrowing activities as yields on assets change in a different time period or to a different extent from that of interest costs on liabilities. Many other factors also affect the Company’s exposure to changes in interest rates, such as national, regional and local economic and financial conditions, financial market conditions, competitive pressures, customer preferences including loan prepayments and/or early withdrawal of time deposits, and historical pricing relationships.

The earnings of the Company and its subsidiary are affected not only by general economic and financial market conditions, but also by the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve System. The monetary policies of the Federal Reserve System influence, to a significant extent, the overall growth of loans, investments, deposits and borrowings; the level of interest rates earned on assets and paid for liabilities; and interest rates charged on loans and paid on deposits. The nature and impact of future changes in monetary policies are often not predictable. The dramatic change in the financial markets in a very short window of time during 2008 proved that monetary policies are not foolproof and that “exotic” investment vehicles that had been allowed to proliferate over the last twenty years were often not solidly based or understood, monitored and policed by the appropriate regulatory agency. The Company did not invest in any of the “exotic” vehicles directly but had invested in companies and agencies that have been hurt by their investments or operating practices. Few predicted the 400 basis point drop in the Prime Rate in 2008 or the stagnation of the financial market and the economy in the last four months of 2008 that has continued into 2009.

Recent developments in the U.S. and global financial and credit markets, as well as U.S. government measures to address the situation, may also affect the Company’s exposure to market risk. (For additional information, see RECENT DEVELOPMENTS on page 17.)

A key element in the process of managing market risk involves direct involvement by senior management and oversight by the Board of Directors as to the level of risk assumed by the Company in its balance sheet. The Board of Directors reviews and approves all risk management policies, including risk limits and guidelines and reviews quarterly the current position in relationship to those limits and guidelines. Daily oversight functions are delegated to the Asset Liability Management Committee (“ALCO”). The ALCO, consisting of senior business and finance officers, actively measures, monitors, controls and manages the interest rate risk exposure that can significantly impact the Company’s financial position and operating results. The ALCO sets liquidity targets based on the Company’s financial condition and existing and projected economic and market conditions. The Company attempts to structure its balance sheet to maximize net interest income and shareholder value while controlling its exposure to interest rate risk. Strategies might include selling or participating out loans held for sale or selling or purchasing investments available-for-sale. The ALCO formulates strategies to manage interest rate risk by evaluating the impact on earnings and capital of such factors as current interest rate forecasts and economic indicators, potential changes in such forecasts and indicators, liquidity, competitive pressures and various business strategies. The ALCO’s methods for evaluating interest rate risk include an analysis of the Company’s interest rate sensitivity “gap”, which provides a static analysis of the maturity and repricing characteristics of the Company’s entire balance sheet, and a simulation analysis, which calculates projected net interest income based on alternative balance sheet and interest rate scenarios, including “rate shock” scenarios involving immediate substantial increases or decreases in market rates of interest.

Members of ALCO meet at least weekly to set loan and deposit rates, make investment decisions, monitor liquidity and evaluate the loan demand pipeline. Deposit runoff is monitored daily and loan prepayments evaluated monthly. The Company historically has maintained a substantial portion of its loan portfolio on a variable-rate basis and plans to continue this Asset/Liability Management (ALM) strategy in the future. Portions of the variable-rate loan portfolio have interest rate floors and caps which are taken into account by the Company’s ALM modeling software to predict interest rate sensitivity, including prepayment risk. The utilization of interest rate floors on variable rate loans has become Company policy for loans originated during 2009 due to the historic low interest rates. As of June 30, 2009, the investment portfolio was all classified as available-for-sale and the modified duration was relatively short. The Company does not utilize any derivative products or invest in any “high risk” instruments.

The Company’s interest rate sensitivity analysis (simulation) as of December 2008 for a flat rate environment (the prime rate at both December 31, 2008 and June 30, 2009 was 3.25%) projected the following for the six months ended June 30, 2009, compared to the actual results:

	June 30, 2009
	Projected	Actual	Percentage Difference
	(Dollars in thousands)
Net Interest Income	$8,764	$8,817	0.6%
Net Income	$2,173	$2,502	15.1%
Return on Assets	1.04%	1.18%	13.5%
Return on Equity	11.61%	12.87%	10.9%

Actual net income is higher than projected mainly due to higher than expected gain on sale of loans, which was projected at $38 thousand, while actual net gain for the six months ended June 30, 2009 was $486 thousand. Also contributing to higher than projected net income was a net gain on sales of investment securities available-for-sale of $44 thousand which had not been projected, the recognition of net mortgage servicing rights which were $109 thousand higher than projected due to the strong sales of residential mortgage loans with servicing retained during the first half of 2009, and the fact that the Company has incurred no losses on impaired assets for the first half of 2009 versus a projection of $120 thousand. Partially offsetting the above mentioned positive impacts were the lower overdraft fees of $596 thousand; compared to the projected, of $663 thousand, as it appears that the tightening economy has resulted in our deposit customers managing their deposit accounts more closely and avoiding unnecessary outlays like overdraft fees; an increase of $43 thousand for actual debit card/ ATM expenses over projections; the increased FDIC assessment for insurance coverage, which was projected at $231 thousand whereas actual was $465 thousand, inclusive of the $191 thousand special emergency assessment as of June 30, 2009; the actual loan loss provision of $170 thousand compared to the forecast of $150 thousand; and the increased OREO expenses of $44 thousand.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. For interest rate caps and floors written on adjustable-rate loans, the contract or notional amounts do not represent the Company’s exposure to credit loss. The Company controls the risk of interest rate cap agreements through credit approvals, limits, and monitoring procedures. The Company generally requires collateral or other security to support financial instruments with credit risk.

The following table details the contract or notional amount of financial instruments that represent credit risk at the dates indicated:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Commitments to originate loans	$31,880	$ 9,114
Unused lines of credit	31,553	41,680
Standby letters of credit	2,014	1,949
Credit card arrangements	1,751	1,735
FHLB of Boston MPF credit enhancement obligation, net	86	62
Total	$67,284	$54,540

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

The large change in commitments to originate loans between December 31, 2008 and June 30, 2009 is partially due to the $11.3 million of commitments to Vermont municipalities and school districts at their fiscal year end on June 30, 2009 given their annual renewal requirements for short-term funding needs. The remaining increase in commitments is mainly due to commercial real estate commitments.

The Company did not hold or issue derivative or hedging instruments during the quarter or six months ended June 30, 2009. The Company had committed to selling $1.3 million in residential real estate loans to Freddie Mac on June 29, 2009 and funding for the pending loan sale was received on July 1, 2009.

The Company’s subsidiary bank is required (as are all banks) to maintain vault cash or a noninterest bearing reserve balance as established by Federal Reserve regulations. The Bank’s average total reserve for the 14 day maintenance period including June 30, 2009 was $388 thousand and for December 31, 2008 was $423 thousand, both of which were satisfied by vault cash. The Company has also committed to maintain a noninterest bearing contracted clearing balance of $1.0 million at June 30, 2009 with the Federal Reserve Bank of Boston.

Interest Rate Sensitivity “Gap” Analysis. An interest rate sensitivity “gap” is defined as the difference between interest earning assets and interest bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market interest rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

The Company prepares its interest rate sensitivity “gap” analysis by scheduling interest earning assets and interest bearing liabilities into periods based upon the next date on which such assets and liabilities could mature or reprice. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except that:

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

Management believes that these assumptions approximate actual experience and considers them reasonable. However, the interest rate sensitivity of the Company’s assets and liabilities in the tables could vary substantially if different assumptions were used or actual experience differs from the historical experience on which the assumptions are based.

The following table shows the Company’s rate sensitivity analysis as of June 30, 2009:

	Cumulative repriced within
	3 Months or Less	4 to 12 Months	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
	(Dollars in thousands, by repricing date)
Interest sensitive assets:
Federal funds sold and overnight deposits	$ 5,457	$ -	$ -	$ -	$ -	$ 5,457
Interest bearing deposits in banks	2,886	2,969	2,455	1,469	-	9,779
Investment securities available-for-sale (1)(3)	575	2,789	6,094	4,455	8,824	22,737
FHLB Stock	-	-	-	-	1,922	1,922
Loans and loans held for sale (2)(3)	118,599	46,662	68,406	64,162	65,631	363,460
Total interest sensitive assets	$127,517	$ 52,420	$76,955	$ 70,086	$ 76,377	$403,355

Interest sensitive liabilities:
Time deposits	$ 35,557	$ 62,469	$22,031	$ 4,912	$ -	$124,969
Money markets	21,209	-	-	-	39,250	60,459
Regular savings	6,999	-	-	-	37,283	44,282
NOW accounts	24,275	-	-	-	39,883	64,158
Borrowed funds	2,570	678	3,501	7,245	14,520	28,514
Total interest sensitive liabilities	$ 90,610	$ 63,147	$25,532	$ 12,157	$130,936	$322,382

Net interest rate sensitivity gap	$ 36,907	$(10,727)	$51,423	$ 57,929	$ (54,559)	$ 80,973
Cumulative net interest rate
sensitivity gap	$ 36,907	$ 26,180	$77,603	$135,532	$ 80,973
Cumulative net interest rate sensitivity
gap as a percentage of total assets	8.7%	6.2%	18.3%	31.9%	19.1%
Cumulative net interest rate sensitivity
gap as a percentage of total
interest sensitive assets	9.2%	6.5%	19.2%	33.6%	20.1%
Cumulative net interest rate sensitivity
gap as a percentage of total
interest sensitive liabilities	11.4%	8.1%	24.1%	42.0%	25.1%

____________________

(1)

Investment securities available-for-sale exclude marketable equity securities with a fair value of $7 thousand and mutual funds with a value of $66 thousand that may be sold by the Company at any time.

(2)

Balances shown net of unearned income of $42 thousand.

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

The following chart reflects the cumulative results of the Company’s latest simulation shock analysis for the next twelve months on net interest income, net income, return on assets, return on equity and net fair value ratio. Shocks are intended to capture interest rate risk under extreme conditions by immediately shifting to the new level. The projection utilizes a proportional rate shock, of up 300 basis points and down 100 basis points from the June 30, 2009 prime rate of 3.25%. A 300 basis point shock is the highest internal slope monitored. This slope range was determined to be the most relevant during this economic cycle. It should be noted that given the low current prime rate and other key rates at June 30, 2009, the floor rates on various loan and deposit rates may have already been reached or be hit in the down 100 basis point environment which is handled by the simulation model. What the model cannot take into account is what rates the Company will be pressured to accept on loans or pay on deposits given the current competitive environment, particularly in an extended period of historically low rates.

Interest Rate Sensitivity Analysis Matrix
12 Months Ending	Prime Rate	Net Interest Income	Change %	Net Income	Return on Assets %	Return on Equity %	Net Fair Value Ratio
(Dollars in thousands)
June 2010	6.25%	$22,524	17.8	$7,866	1.90	18.57	4.14%
	3.25%	$19,122	0.0	$5,495	1.25	12.68	8.45%
	2.25%	$18,014	(5.8)	$4,721	1.04	10.69	9.81%

The resulting projected cumulative effect of each of these estimates on net interest income and the net fair value ratio for the twelve month period ending June 30, 2010, for a flat and down 100 basis point environment are within approved ALCO guidelines for interest rate and price risks but the Net Fair Value Ratio in an up 300 basis point rate environment is below guidelines. The return on assets and equity in a down 100 basis point shock scenario is lower than Board guidelines. The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk under different rate scenarios.

Liquidity. Managing liquidity risk is essential to maintaining both depositor confidence and stability in earnings. Liquidity is a measurement of the Company’s ability to meet potential cash requirements, including ongoing commitments to fund deposit withdrawals, repay borrowings, fund investment and lending activities, and for other general business purposes. The Company’s principal sources of funds are deposits, amortization and prepayment of loans and securities, maturities of investment securities and other short-term investments, sales of securities and loans available-for-sale, earnings and funds provided from operations. Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities, reduces the Company’s exposure to rollover risk on deposits and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments, draws on unused lines of credit and requests for new loans. The Company’s strategy is to fund assets, to the maximum extent possible, with core deposits that provide a sizable source of relatively stable and low-cost funds. For the quarter ended June 30, 2009, the Company’s ratio of average loans to average deposits remained relatively stable at 100.8% compared to the prior year of 100.6%.

In addition, as Union Bank is a member of the FHLB of Boston, it had access to unused lines of credit up to $4.2 million at June 30, 2009 over and above the $26.2 million term advances already drawn on the lines, based on a FHLB of Boston estimate as of that date. With the purchase of required FHLB of Boston Class B common stock and evaluation by the FHLB of Boston of the underlying collateral available, that amount could rise to approximately $31.8 million. This line of credit can be used for either short-or-long-term liquidity or other needs. In addition to its borrowing arrangements with the FHLB of Boston, Union Bank maintains two $3.0 million pre-approved Federal Funds lines of credit with upstream correspondent banks, a small repurchase agreement line with a brokerage house, and access to the Federal Reserve Discount window, which would require pledging of qualified assets. There was a $2.4 million balance outstanding on a federal funds purchase line at June 30, 2009 to provide needed short-term liquidity in connection with the seasonal payoff of municipal deposits as of such date.

Union is a member of the Certificate of Deposit Account Registry Service (“CDARS”) of Promontory Interfinancial Network which allows Union to provide higher FDIC deposit insurance to customers by exchanging deposits with other members and allows Union to purchase deposits from other members as another source of funding. There were no purchased deposits at either June 30, 2009 or December 31, 2008, although Union had exchanged $12.7 million and $13.9 million of deposits, respectively, with other CDARS members at those dates.

While scheduled loan and securities payments and FHLB of Boston advances are relatively predictable sources of funds, deposit flows and prepayments on loans and mortgage-backed securities are greatly influenced by general interest rates, economic conditions, and competition. The Company’s liquidity is actively managed on a daily basis, monitored by the ALCO, and reviewed quarterly with the subsidiary’s Board of Directors. The ALCO measures the Company’s marketable assets and credit available to fund liquidity requirements and compares the adequacy of that aggregate amount against the aggregate amount of the Company’s interest sensitive or volatile liabilities, such as core deposits and time deposits in excess of $100,000, borrowings and term deposits with short maturities, and credit commitments outstanding. The primary objective is to manage the Company’s liquidity position and funding sources in order to ensure that it has the ability to meet its ongoing commitment to its depositors, to fund loan commitments and unused lines of credit, and to maintain a portfolio of investment securities.

The Company’s management monitors current and projected cash flows and adjusts positions as necessary to maintain adequate levels of liquidity. Although approximately 78.4% of the Company’s time deposits will mature within twelve months, that level is in line with the level in each of the preceding four years, which ranged from 74.0% to 87.8%. The deposit gathering activities of financial institutions generally have been affected by the low interest rates which has made customers reluctant to lock in funds for a longer term. “Deposit Specials” in the marketplace have emphasized the shorter end of the curve as that is where the customer demand was. Since rates have fallen during the last two years, as customers’ time deposits matured, the rollover interest rate available to those customers is most often much lower than their previous deposit rate and therefore the cost of funding has been dropping but the maturity dates have not started to lengthen out. This phenomenon is happening throughout the banking industry and the Company is optimistic that it can maintain and grow its customer deposit base through good customer service, new deposit products offered, competitive but prudent pricing strategy and the continued expansion of the branch network with the opening of full service branches in St. Albans and Danville, Vermont during the third quarter of 2008. Management believes that the introduction of more electronic options for deposit products and their off premise utilization through the internet will also assist in the growth of the deposit base. The relationships developed with local municipalities, businesses and retail customers and the variety of deposit products offered should, in management’s view, help to ensure that Union Bank will retain a substantial portion of these deposits. Management will continue to offer a competitive but prudent pricing strategy to facilitate retention of such deposits.

A reduction in total deposits could be offset by purchases of federal funds, utilization of the Federal Reserve discount window, purchases of brokered deposits such as one-way CDARS deposits, short-or-long-term FHLB borrowings, utilization of the repurchase agreement line, or liquidation of investment securities or loans held for sale. Such steps could result in an increase in the Company’s cost of funds or a decrease in the yield earned on assets and therefore adversely impact the net interest spread and margin. Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. However, any projections of future cash needs and flows are subject to substantial uncertainty. Management continually evaluates opportunities to buy/sell securities available-for-sale and loans held for sale, participate loans, obtain credit facilities from lenders, or restructure debt for strategic reasons or to further strengthen the Company’s financial position.

Capital Resources. Capital management is designed to maintain an optimum level of capital in a cost-effective structure that meets target regulatory ratios; support management’s internal assessment of economic capital; fund the Company’s business strategies; and build long-term stockholder value. Dividends are generally in line with long-term trends in earnings per share and conservative earnings projections, while sufficient profits are retained to support anticipated business growth, fund strategic investments and provide continued support for deposits. The Company and its subsidiary are considered well capitalized under the capital adequacy requirements to which they are subject. The Company continues to evaluate growth opportunities both through internal growth or potential acquisitions. The higher dividend payouts and treasury stock purchases of the last few years reflect the Board’s desire to utilize our capital for the benefit of the shareholders until the right growth opportunities are found.

The total dollar value of the Company’s stockholders’ equity at June 30, 2009 was up $386 thousand from December 31, 2008 at $39.5 million, reflecting net income of $2.5 million for the first six months of 2009, less cash dividends paid of $2.4 million, the purchase of 6,055 shares of Treasury stock totaling $107 thousand, and a decrease of $355 thousand in accumulated other comprehensive loss.

Union Bankshares, Inc. has 7,500,000 shares of $2.00 par value common stock authorized. As of June 30, 2009, the Company had 4,921,786 shares issued, of which 4,468,543 were outstanding and 453,243 were held in Treasury.

The Board of Directors has authorized the repurchase of up to 100,000 shares of common stock, or approximately 2.2%, of the Company’s outstanding shares at the authorization date, for an aggregate repurchase cost not to exceed $2.15 million. Shares can be repurchased in the open market or in negotiated transactions. The repurchase program is open for an unspecified period of time and was reauthorized by the Board of Directors at their March 19, 2008 meeting. The Company repurchased 6,055 shares under this program, for a total cost of $107 thousand, during the first six months of 2009, and 92,295 shares at a total cost of $1.9 million since the inception of the program in November 2005.

The Company has reserved 50,000 shares for issuance under the 2008 Incentive Stock Option Plan of Union Bankshares, Inc. and Subsidiary. The stock to be issued upon exercise of options granted under this Plan consists of authorized but unissued shares of the common stock and/or shares held in treasury. During the second quarter of 2009, no incentive stock options were granted pursuant to the 2008 plan. As of June 30, 2009 there were 4,000 outstanding employee incentive stock options outstanding which become exercisable in January 2010 and as of June 30, 2009 there was $6 thousand of unrecognized compensation cost related to nonvested share-based compensation arrangement granted under the 2008 Plan. As of June 30, 2009, there were outstanding employee incentive stock options with respect to 7,500 shares of the Company’s common stock, granted pursuant to Union Bankshares’ 1998 Incentive Stock Option Plan, which expired in 2008. As of such date, 7,500 options for 7,500 shares were currently reserved, vested and exercisable; however none of those options were “in the money”. There were no options exercised under either plan during the first six months of 2009.

Union Bankshares, Inc. and Union Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Management believes, as of June 30, 2009, that both companies met all capital adequacy requirements to which they are subject. As of June 30, 2009, the most recent calculation categorizes Union Bank as well capitalized under the regulatory framework for prompt corrective action. The prompt corrective action capital category framework applies to FDIC insured depository institutions such as Union but does not apply directly to bank holding companies such as the Company. To be categorized as well capitalized, Union Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. As a bank holding company, the Company is subject to substantially similar capital adequacy requirements of the Federal Reserve Board. There are no conditions or events between June 30, 2009 and August 14, 2009 that management believes have changed either company’s category.

Union Bank’s and the Company’s actual capital amounts and ratios as of June 30, 2009, are presented in the following table:

	Actual		Minimums For Capital Requirements		Minimums To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk weighted assets
Union Bank	$45,733	14.9%	$24,505	8.0%	$30,632	10.0%
Company	$46,005	15.0%	$24,569	8.0%	N/A	N/A
Tier I capital to risk weighted assets
Union Bank	$42,168	13.8%	$12,258	4.0%	$18,387	6.0%
Company	$42,440	13.8%	$12,284	4.0%	N/A	N/A
Tier I capital to average assets
Union Bank	$42,168	10.0%	$16,901	4.0%	$21,126	5.0%
Company	$42,440	10.0%	$16,959	4.0%	N/A	N/A

The Company remains focused on long-term growth and an above-average shareholder return. It has become more important than ever in today’s economic environment for banks to ensure and plan ahead to maintain strong capital reserves. A quarterly cash dividend of $0.25 per share was declared to shareholders of record July 25, 2009, payable August 6, 2009. Dividends for the previous two quarters were $0.25 and $0.28 per share, respectively.

Regulatory Matters. The Company and Union are subject to periodic examinations by the various regulatory agencies. These examinations include, but are not limited to, procedures designed to review lending practices, risk management, credit quality, liquidity, compliance and capital adequacy. During 2008, the Vermont State Department of Banking and the Federal Reserve Bank of Boston performed various examinations of the Company and Union pursuant to their regular, periodic regulatory reviews. No comments were received from these bodies that would have a material adverse effect on the Company’s or Union’s liquidity, financial position, capital resources, or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Information called for by this item is incorporated by reference in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption OTHER FINANCIAL CONSIDERATIONS on pages 42-50.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2009. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.

Changes in Internal Controls over Financial Reporting. There was no change in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases Of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 2009	212	$17.37	212	8,831
May 2009	-	-	-	8,831
June 2009	1,126	$15.18	1,126	7,705

(1)

All repurchases shown in the table were made pursuant to an informal stock repurchase program adopted in 2005 and reauthorized in 2008 under which the Company may repurchase up to $2.15 million or 100,000 shares of common stock, or approximately 2.2% of the Company’s outstanding shares as of the authorization date. Shares can be repurchased in the open market or in negotiated transactions. The repurchase program is open for an unspecified period of time and as such was reauthorized by the Board of Directors at their March 19, 2008 meeting. The Company repurchased 6,055 shares under this program for a total cost of $107 thousand during the first six months of 2009. Since inception of the program, the Company has repurchased 92,295 shares at a total cost of $1.9 million.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting of shareholders on May 20, 2009. Of 4,469,881 shares outstanding on the record date of the meeting (March 31, 2009) and entitled to vote, 3,127,173 shares were represented in person or by proxy. The only matter voted on by the shareholders at the meeting was to fix the number of directors at nine and to elect the following individuals as directors for the year.

Nominees	Votes For	Votes Withheld	Votes Abstained	Broker Non-votes

Cynthia D. Borck	3,074,982	52,191	0	-
Steven J. Bourgeois	3,103,671	23,502	0	-
Kenneth D. Gibbons	3,080,026	47,147	0	-
Franklin G. Hovey, II	3,094,892	32,281	0	-
Richard C. Marron	3,109,696	17,477	0	-
Robert P. Rollins	3,071,629	55,544	0	-
Richard C. Sargent	3,074,026	53,147	0	-
John H. Steel	3,107,623	19,550	0	-
Schuyler W. Sweet	3,112,287	14,886	0	-

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

August 14, 2009	Union Bankshares, Inc.

/s/ Kenneth D. Gibbons
Kenneth D. Gibbons
Director, President and Chief Executive Officer

August 14, 2009	/s/ Marsha A. Mongeon
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