Form 10-Q
period 2009-09-30
UNION BANKSHARES INC
filed 2009-11-16
CIK 706863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ]      No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 13, 2009:

Common Stock, $2 par value	4,461,208 shares

UNION BANKSHARES, INC.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Part l Financial Information

  Item 1. Financial Statements

UNION BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2009	December 31, 2008
Assets	(Dollars in thousands)
Cash and due from banks	$5,088	$4,793
Federal funds sold and overnight deposits	25,261	21,537
Cash and cash equivalents	30,349	26,330

Interest bearing deposits in banks	20,680	14,789
Investment securities available-for-sale	23,968	27,834
Loans held for sale	6,387	3,178

Loans	345,483	350,238
Allowance for loan losses	(3,556)	(3,556)
Unamortized net loan costs (fees)	50	(107)
Net loans	341,977	346,575

Accrued interest receivable	1,535	1,939
Premises and equipment, net	7,506	7,461
Other assets	11,539	11,998

Total assets	$443,941	$440,104

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest bearing	$59,120	$61,315
Interest bearing	310,324	303,055
Total deposits	369,444	364,370
Borrowed funds	25,757	27,416
Liability on defined benefit pension plan	4,615	5,232
Accrued interest and other liabilities	3,875	3,936
Total liabilities	403,691	400,954

Commitments and Contingencies

Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,921,786 shares issued at September 30, 2009 and December 31, 2008	9,844	9,844
Paid-in capital	216	207
Retained earnings	36,330	35,869
Treasury stock at cost; 459,758 shares at September 30, 2009 and 447,188 shares at December 31, 2008	(3,710)	(3,500)
Accumulated other comprehensive loss	(2,430)	(3,270)
Total stockholders’ equity	40,250	39,150

Total liabilities and stockholders’ equity	$443,941	$440,104

See accompanying notes to unaudited interim consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands except Per Share Data)
Interest income
Interest and fees on loans	$5,477	$5,718	$16,293	$16,997
Interest on debt securities
Taxable	173	244	630	830
Tax exempt	72	77	227	242
Dividends	-	15	1	54
Interest on federal funds sold and overnight deposits	11	46	16	105
Interest on interest bearing deposits in banks	115	104	344	335
Total interest income	5,848	6,204	17,511	18,563
Interest expense
Interest on deposits	985	1,486	3,236	4,623
Interest on borrowed funds	292	304	887	868
Total interest expense	1,277	1,790	4,123	5,491

Net interest income	4,571	4,414	13,388	13,072

Provision for loan losses	75	45	245	185
Net interest income after provision for loan losses	4,496	4,369	13,143	12,887

Noninterest income
Trust income	96	94	278	287
Service fees	924	885	2,690	2,637
Net gains on sales of investment securities available-for-sale	30	-	74	16
Write-down of impaired investment securities available-for-sale	-	(512)	-	(512)
Net gains on sales of loans held for sale	314	74	800	283
Other income	145	297	290	450
Total noninterest income	1,509	838	4,132	3,161

Noninterest expenses
Salaries and wages	1,563	1,636	4,542	4,825
Pension and employee benefits	760	481	2,175	1,855
Occupancy expense, net	224	214	741	705
Equipment expense	265	287	845	896
FDIC insurance assessment	101	14	566	37
Other expenses	1,221	1,212	3,411	3,317
Total noninterest expenses	4,134	3,844	12,280	11,635

Income before provision for income taxes	1,871	1,363	4,995	4,413

Provision for income taxes	426	198	1,048	652

Net income	$1,445	$1,165	$ 3,947	$ 3,761

Earnings per common share	$0.32	$0.26	$0.88	$0.84

Weighted average number of common shares outstanding	4,464,056	4,487,803	4,468,533	4,491,998

Dividends per common share	$0.25	$0.28	$0.78	$0.84

See accompanying notes to unaudited interim consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2009 and 2008

(Unaudited)

	Common stock					Accumulated
	Shares, net of treasury	Amount	Paid-in capital	Retained earnings	Treasury stock	other comprehensive loss	Total stockholders’ equity
	(Dollars in thousands)

Balances, December 31, 2008	4,474,598	$9,844	$207	$35,869	$(3,500)	$(3,270)	$39,150
Comprehensive income:
Net income	-	-	-	3,947	-	-	3,947
Other comprehensive income, net of tax:
Change in net unrealized gain (loss) on investment securities available-for-sale, net of reclassification adjustment and tax effects	-	-	-	-	-	673	673
Change in net unrealized loss on unfunded defined benefit plan liability, net of reclassification adjustment and tax effects	-	-	-	-	-	167	167
Total other comprehensive income						840
Total comprehensive income							4,787
Cash dividends declared ($0.78 per share)	-	-	-	(3,486)	-	-	(3,486)
Stock based compensation expense	-	-	9	-	-	-	9
Purchase of treasury stock	12,570	-	-	-	(210)	-	(210)
Balances, September 30, 2009	4,462,028	$9,844	$216	$36,330	$(3,710)	$(2,430)	$40,250

Balances, December 31, 2007	4,502,969	$9,844	$202	$35,791	$(2,939)	$(824)	$42,074
Comprehensive income:
Net income	-	-	-	3,761	-	-	3,761
Other comprehensive loss, net of tax:
Change in net unrealized gain (loss) on investment securities available-for-sale, net of reclassification adjustment and tax effects	-	-	-	-	-	(513)	(513)
Change in net unrealized loss on unfunded defined benefit plan liability, net of reclassification adjustment and tax effects	-	-	-	-	-	17	17
Total other comprehensive income							(496)
Total comprehensive income							3,265
Cash dividends declared ($0.84 per share)	-	-	-	(3,774)	-	-	(3,774)
Stock based compensation expense	-	-	5	-	-	-	5
Purchase of treasury stock	(19,328)	-	-	-	(387)	-	(387)
Balances, September 30, 2008	4,483,641	$9,844	$207	$35,778	$(3,326)	$(1,320)	$41,183

See accompanying notes to unaudited interim consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income	$ 3,947	$ 3,761
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	557	582
Provision for loan losses	245	185
Deferred income tax benefit	(327)	(55)
Net amortization of investment securities available-for-sale	10	4
Net gains on sales of investment securities available-for-sale	(74)	(16)
Equity in losses of limited partnerships	319	291
Stock based compensation expense	9	5
Net decrease in unearned loan fees	(156)	(14)
Proceeds from sales of loans held for sale	54,445	17,960
Origination of loans held for sale	(56,854)	(11,784)
Net gains on sales of loans held for sale	(800)	(283)
Net losses on disposals of premises and equipment	17	50
Net (gains) losses on sales of repossessed property	(2)	5
Write-downs of impaired assets	76	627
Net losses on sales of other real estate owned	10	6
Decrease in accrued interest receivable	404	294
Increase in other assets	(55)	(219)
(Decrease) increase in other liabilities	(425)	389
Net cash provided by operating activities	1,346	11,788

Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	13,539	11,628
Purchases	(19,430)	(14,709)
Investment securities available-for-sale
Proceeds from sales	4,128	1,803
Proceeds from maturities, calls and paydowns	4,077	6,969
Purchases	(3,253)	(3,645)
Net purchase of Federal Home Loan Bank stock	-	(526)
Net decrease (increase) in loans	4,259	(32,734)
Recoveries of loans charged off	49	40
Purchases of premises and equipment	(619)	(1,561)
Investments in limited partnerships	-	(1,180)
Proceeds from sales of other real estate owned	178	265
Proceeds from sales of repossessed property	26	49
Net cash provided by (used in) investing activities	2,954	(33,601)

	Nine Months Ended September 30,
	2009	2008
	(Dollars in thousands)
Cash Flows From Financing Activities
Advances of long-term debt	-	12,000
Repayment of long-term debt	(1,659)	(688)
Net decrease in short-term borrowings outstanding	-	(4,000)
Net (decrease) increase in noninterest bearing deposits	(2,195)	26
Net increase in interest bearing deposits	7,269	24,633
Purchase of treasury stock	(210)	(387)
Dividends paid	(3,486)	(3,774)
Net cash (used in) provided by financing activities	(281)	27,810

Net increase in cash and cash equivalents	4,019	5,997

Cash and cash equivalents
Beginning of period	26,330	13,429

End of period	$30,349	$19,426

Supplemental Disclosures of Cash Flow Information
Interest paid	$ 4,384	$ 5,898

Income taxes paid	$ 945	$ 1,050

Supplemental Schedule of Noncash Investing and Financing Activities
Other real estate acquired in settlement of loans	$ 682	$ 1,798

Other assets acquired in settlement of loans	$ 21	$ 79

Loans originated to finance the sale of other real estate owned	$ 501	$ 289

See accompanying notes to unaudited interim consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Union Bankshares, Inc. (the Company) as of September 30, 2009 and 2008, and for the three and nine months then ended have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information, general practices within the banking industry, and the accounting policies described in the Company’s Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of Company’s management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein, have been made. This information should be read in conjunction with the Company’s 2008 Annual Report to Shareholders and 2008 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2009, or any other interim period.

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

Note 4. Recent Accounting Pronouncements

On June 29, 2009, the Financial Accounting Standards Board (FASB) issued an accounting pronouncement establishing the FASB Accounting Standards Codification™ (the “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities. This pronouncement is effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-Securities and Exchange Commission (SEC) accounting and reporting standards were superceded. The Company adopted this new accounting pronouncement for the interim period ended September 30, 2009, as required, and adoption did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued two related accounting pronouncements changing the accounting principles and disclosure requirements related to securitizations and special-purpose entities. Specifically, these pronouncements eliminate the concept of a “qualifying special-purpose entity”, change the requirements for derecognizing financial assets and change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar) rights should be consolidated. These pronouncements also expand existing disclosure requirements to include more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. These pronouncements will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions regarding transfers of financial assets shall be applied to transfers that occur on or after the effective date. These new pronouncements will become effective for the Company on January 1, 2010. The Company does not expect that the adoption of these pronouncements will have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued an accounting pronouncement, which establishes general standards for disclosing and accounting for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement was effective for interim and annual periods ending after June 15, 2009. The Company has complied with the requirements of this pronouncement. See Note 9.

In August 2009, the FASB issued an accounting pronouncement which provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available. This pronouncement is effective for the first reporting period beginning after issuance. We do not expect adoption of this pronouncement on October 1, 2009 will have a material impact on the Company’s consolidated financial statements.

Note 5. Investment Securities

Investment securities available-for-sale as of the balance sheet dates consisted of the following:

September 30, 2009:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Debt securities:
U.S. Government-sponsored enterprises	$ 2,499	$ 4	$ (2)	$ 2,501
Mortgage-backed	5,265	137	(6)	5,396
State and political subdivisions	6,874	197	(18)	7,053
Corporate	8,361	580	-	8,941
Total debt securities	22,999	918	(26)	23,891
Marketable equity securities	14	-	(6)	8
Mutual funds	69	-	-	69
Total	$23,082	$918	$ (32)	$23,968

December 31, 2008:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Debt securities:
U.S. Government-sponsored enterprises	$ 1,500	$ 32	$ -	$ 1,532
Mortgage-backed	9,164	128	(17)	9,275
State and political subdivisions	7,617	35	(173)	7,479
Corporate	9,621	164	(298)	9,487
Total debt securities	27,902	359	(488)	27,773
Marketable equity securities	14	-	(5)	9
Mutual funds	52	-	-	52
Total	$27,968	$359	$(493)	$27,834

Proceeds from the sale of securities available-for-sale for the nine months ended September 30, 2009 and September 30, 2008 were $4.1 and $1.8 million, respectively. Gross realized gains from sales of investments available-for-sale were $74 thousand and $34 thousand with gross realized losses of $-0- and $18 thousand for the nine months ended September 30, 2009 and 2008, respectively. The specific identification method is used to determine realized gains and losses on sales of available-for-sale securities.

The amortized cost and estimated fair value of debt securities available-for-sale (dollars in thousands) by contractual scheduled maturity as of September 30, 2009 were as follows:

	Amortized Cost	Fair Value
Due in one year or less	$ 1,847	$ 1,868
Due from one to five years	5,673	5,869
Due from five to ten years	5,257	5,734
Due after ten years	4,957	5,024
	17,734	18,495
Mortgage-backed securities	5,265	5,396
Total debt securities	$22,999	$23,891

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

Information (dollars in thousands) pertaining to investment securities available-for-sale with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

September 30, 2009:	Less Than 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities:
U.S. Government-sponsored enterprises	$ 498	$ (2)	$ -	$ -	$ 498	$ (2)
Mortgage-backed	63	(1)	170	(5)	233	(6)
State and political subdivisions	397	(2)	474	(16)	871	(18)
Total debt securities	958	(5)	644	(21)	1,602	(26)
Marketable equity securities	-	-	8	(6)	8	(6)
Total	$ 958	$ (5)	$ 652	$(27)	$1,610	$ (32)

December 31, 2008:	Less Than 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities:
Mortgage-backed	$ 192	$ (3)	$ 944	$(14)	$ 1,136	$ (17)
State and political subdivisions	3,781	(173)	-	-	3,781	(173)
Corporate	5,623	(287)	239	(11)	5,862	(298)
Total debt securities	9,596	(463)	1,183	(25)	10,779	(488)
Marketable equity securities	-	-	9	(5)	9	(5)
Total	$9,596	$(463)	$1,192	$(30)	$10,788	$(493)

The Company evaluates all investment securities on a quarterly basis, and more frequently when economic conditions warrant to determine if an other-than-temporary impairment exists. A debt security is considered impaired if the fair value is less than its amortized cost basis at the report date. If impaired, management then assesses whether the unrealized loss is other-than-temporary. Prior to adoption by FASB of current authoritative guidance, effective for the Company on April 1, 2009, the Company generally recognized an other-than-temporary impairment on debt securities when full recovery of value was not expected or the Company did not have the ability and intent to hold such securities until they have fully recovered their amortized cost. Prior to April 1, 2009, GAAP required other-than-temporary impairment losses, amounting to the difference between the amortized cost and fair value to be recorded, net of tax effect, through net income thereby establishing a new cost basis of the security.

The Company recognized an other-than-temporary impairment loss of $512 thousand ($338 thousand, net of tax) during the quarter ended September 30, 2008. This impairment loss was recorded, net of tax effect, through net income and as an adjustment to the amortized cost of the securities.

Current authoritative guidance provides that an unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security. The credit loss component of an other-than-temporary impairment write-down is recorded in earnings, net of tax effect, as a component of net other-than-temporary impairment losses in the consolidated statement of income, while the remaining portion of the impairment loss is recognized in other comprehensive income (loss), provided the Company does not intend to sell the underlying debt security and it is “more likely than not” that the Company will not have to sell the debt security prior to recovery.

Management considered the following factors in determining whether a credit loss exists and the period over which the debt security is expected to recover:

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

At September 30, 2009, six debt securities, consisting of two nonagency collateralized mortgage obligations, one U.S. Government-sponsored enterprise bond, and three municipal bonds had unrealized losses totalling $26 thousand. One marketable equity security had an unrealized loss of $6 thousand at September 30, 2009. For all securities in the available-for-sale portfolio for which unrealized losses have existed for a period of time as of the reporting date, the Company did not have the intention to sell and believes it will not be required to sell the securities for contractual, regulatory or liquidity reasons prior to recovery of the carrying value of such securities. Management believes that the unrealized losses on any debt or equity securities at September 30, 2009 represent temporary impairments and no other-than-temporary impairments on investment securities were recognized in 2009 through income or other comprehensive income (loss).

Note 6. Defined Benefit Pension Plan

Union Bank, the Company’s sole subsidiary, sponsors a noncontributory defined benefit pension plan covering all eligible employees. The plan provides defined benefits based on years of service and final average salary.

Net periodic pension benefit cost for the three and nine months ended September 30 consisted of the following components:

	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008
	(Dollars in thousands)
Service cost	$144	$137	$433	$409
Interest cost on projected benefit obligation	180	166	540	502
Expected return on plan assets	(133)	(166)	(400)	(494)
Amortization of prior service cost	2	2	5	5
Amortization of net loss	79	7	237	21
Net periodic benefit cost	$272	$146	$815	$443

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

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Net unrealized gain (loss) on investment securities available-for-sale	$ 585	$ (89)
Defined benefit pension plan:
Net unrealized actuarial loss	(2,999)	(3,162)
Net unrealized prior service cost	(16)	(19)
Total	$(2,430)	$(3,270)

The following comprised total comprehensive income for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008
	(Dollars in thousands)
Net Income	$1,445	$1,165	$3,947	$3,761
Investment securities available-for-sale:
Net unrealized holding gains (losses) on investment securities available-for-sale, net of tax	449	(727)	722	(840)
Reclassification adjustment for net (gains) losses on investment securities available-for-sale realized in net income, net of tax	(20)	338	(49)	327
Total	429	(389)	673	(513)
Defined benefit pension plan:
Reclassification adjustment for amortization of net actuarial loss realized in net income, net of tax	55	5	164	14
Reclassification adjustment for amortization of prior service cost realized in net income, net of tax	1	1	3	3
Total	56	6	167	17
Total other comprehensive income (loss)	485	(383)	840	(496)
Total comprehensive income	$1,930	$782	$4,787	$3,265

Note 8: Fair Value Measurements

The Company utilizes FASB ASC Topic 820, Fair Value Measurements and Disclosures, as guidance for accounting for assets and liabilities carried at fair value. This standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is a market based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The guidance in FASB ASC Topic 820 establishes a three-level fair value hierarchy, which prioritizes the inputs used in measuring fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

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

•

Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The following is a description of the valuation methodologies used for the Company’s financial assets that are measured on a recurring basis at estimated fair value:

Investment securities available-for-sale: Certain corporate debt securities, marketable equity securities and mutual funds have been valued using unadjusted quoted prices from active markets and therefore have been classified as level 1. However, the majority of the Company’s investment securities available-for-sale have been valued utilizing level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include market maker bids, quotes and pricing models. Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows.

Assets measured at fair value on a recurring basis at September 30, 2009 and December 31, 2008, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
September 30, 2009:
Investment securities available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$ 2,501	$ -	$ 2,501	$-
Mortgage-backed	5,396	-	5,396	-
State and political subdivisions	7,053	-	7,053	-
Corporate	8,941	5,399	3,542	-
Total debt securities	23,891	5,399	18,492	-
Marketable equity securities	8	8	-	-
Mutual funds	69	69	-	-
Total	$23,968	$5,476	$18,492	$-

December 31, 2008:
Investment securities available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$ 1,533	$ -	$ 1,533	$-
Mortgage-backed	9,275	-	9,275	-
State and political subdivisions	7,479	-	7,479	-
Corporate	9,486	7,168	2,318	-
Total debt securities	27,773	7,168	20,605	-
Marketable equity securities	9	9	-	-
Mutual funds	52	52	-	-
Total	$27,834	7,229	$20,605	$-

Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a non-recurring basis such as OREO, impaired loans and mortgage servicing rights were not significant at September 30, 2009 or December 31, 2008. The Company has not elected to apply the fair value option to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.

FASB ASC Topic 825, Financial Instruments, requires disclosure of the estimated fair value of financial instruments. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Management’s estimates and assumptions are inherently subjective and involve uncertainties and matters of significant judgment. Changes in assumptions could dramatically affect the estimated fair values.

Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Certain financial instruments and all nonfinancial instruments may be excluded from disclosure requirements. Thus, the aggregate fair value amounts presented may not necessarily represent the actual underlying fair value of such instruments or the Company.

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

FHLB of Boston stock: The carrying amount approximates its fair value.

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

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company’s significant financial instruments were as follows:

	September 30, 2009		December 31, 2008
Financial assets	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Cash and cash equivalents	$ 30,349	$ 30,349	$ 26,330	$ 26,330
Interest bearing deposits in banks	20,680	21,061	14,789	15,229
Investment securities available-for-sale	23,968	23,968	27,834	27,834
Loans and loans held for sale, net	348,364	354,636	349,753	367,084
Accrued interest receivable	1,535	1,535	1,939	1,939
FHLB of Boston stock	1,922	1,922	1,922	1,922
Financial liabilities
Deposits	$369,444	$370,076	$364,370	$365,458
Borrowed funds	25,757	30,232	27,416	34,570
Accrued interest payable	435	435	788	788

The carrying amounts in the preceding table are included in the balance sheet under the applicable captions.

Note 9. Subsequent Events

Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with GAAP.

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

On October 21, 2009, Union Bankshares, Inc. declared a $0.25 per share regular quarterly cash dividend payable November 12, 2009 to stockholders of record on October 31, 2009.

Subsequent events have been evaluated through November 13, 2009, the issuance date of the September 30, 2009 financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis by management focuses on those factors that had a material effect on Union Bankshares, Inc.’s (Company) financial position as of September 30, 2009, and as of December 31, 2008, and its results of operations for the three and nine months ended September 30, 2009 and 2008. This discussion is being presented to provide a narrative explanation of the financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of the Company’s management, the interim unaudited data reflects all adjustments, consisting only of normal recurring adjustments, and disclosures necessary to fairly present the Company’s consolidated financial position and results of operations for the interim period. Management is not aware of the occurrence of any events between September 30, 2009 and November 13, 2009 which would materially affect the information presented.

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

Forward-looking statements reflect management’s current expectations and are subject to uncertainties, both general and specific, and risk exists that those predictions, forecasts, projections and other estimates contained in forward-looking statements will not be achieved. When management uses any of the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “seeks,” “estimates”, or similar expressions, they are making forward–looking statements. Many possible events or factors, including those beyond the control of management, could affect the future financial results and performance of the Company. This could cause results or performance to differ materially from those expressed in forward-looking statements. The possible events or factors that might affect the forward-looking statements include, but are not limited to, the listing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and the items added below:

•

disruptions in U.S. and global financial and credit markets;

•

the implementation of international financial reporting standards (IFRS) for United States companies;

•

impact of governmental interposition in financial services or other industries;

•

adverse changes in the local real estate market, which negatively impact collateral values and the Company’s ability to recoup loan losses through disposition of real estate collateral; and

•

further expansion of fair value accounting or disclosure.

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

RECENT DEVELOPMENTS

The U.S. and global economies have experienced significant stress and disruptions in the financial sector over the last twelve months but are showing signs of stabilization. Interest rates remain at historic lows, bank failures are higher than they have been in over 15 years and the amount of U.S. Government dollars pumped into the system is unprecedented. Dramatic slowdowns in certain sectors of the housing industry with falling home prices, continuing foreclosures and increasing unemployment have resulted in major issues for some financial institutions, including government-sponsored entities and investment banks. These issues have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. The economic instability progressed to many other business and government sectors and appears to be affecting the majority of consumers as well.

Despite the volatile economy, Vermont continues to have one of the lowest residential foreclosure rates in the country. Also, as northern New England did not experience the dramatic run up in housing prices that preceded the current economic downturn, likewise, we have not seen the values drop as far as other parts of the country.

In response to the financial crisis affecting the banking and financial markets, many new laws, regulations and programs have been promulgated. We will not attempt to discuss them all within this Form 10-Q but will mention the ones that continue or will have a known financial impact on the Company.

In October 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the Federal Deposit Insurance Corporation temporarily increased the deposit insurance coverage limits to $250,000 per ownership category at each insured financial institution. That coverage has been extended until December 31, 2013.

After receiving a recommendation from the boards of the Federal Deposit Insurance Corporation (the “FDIC”) and the Federal Reserve System (the “Federal Reserve”), the Treasury signed the systemic risk exception to the FDIC Act, enabling the FDIC to temporarily provide a 100% guarantee on deposits in noninterest bearing transaction deposit accounts under a Temporary Liquidity Guarantee Program. Coverage under the Temporary Liquidity Guarantee Program was available for 30 days without charge and for calendar year 2009 at a cost of 10 basis points per annum for noninterest bearing transaction deposits in excess of the $250,000 insured deposit limit. The program has been extended until June 30, 2010 at a cost of 15 basis points per annum and the Company is continuing its participation in this program through that date.

The Company decided it was not in the best interest of the Company or its shareholders to participate in any of the other governmental programs available under the Troubled Asset Purchase Program given the strength of the Company’s capital position, the nature of the government restrictions with the possibility of additional restrictions in the future, the fact that the Company did not target sub-prime borrowers and the fact that the Company is able to meet the lending and withdrawal needs of our customers with our available funding sources. (For additional information, see Capital Resources on page 47.)

Union Bank is participating in the U.S. Small Business Administration’s (SBA) temporary America’s Recovery Capital (ARC) program which offers interest-free loans of up to $35,000 to viable small businesses, which carry a 100% guaranty from the SBA to the lender and require no fees paid to the SBA. The program pays participating lenders a market rate of interest while the ARC loans are outstanding.

In addition, as a result of the weakness of certain financial institutions, the FDIC is continuing to take action that will result in increased FDIC insurance assessments for United States FDIC-insured financial institutions, including Union. Under the deposit insurance restoration plan approved by the FDIC in October 2008, the FDIC Board set a rate schedule to raise the insurance reserve ratio to 1.15% within five years. On February 27, 2009, the FDIC announced that the restoration plan horizon has been extended to seven years in light of the current significant strains on banks and the financial system and the likelihood of a severe recession. In addition, the FDIC announced a special assessment of 5 basis points assessed on net assets at June 30, 2009 and collected on September 30, 2009. This special assessment totaled $191 thousand for the Company and we anticipate our total premium assessment for

2009 will be approximately $700 thousand compared to $87 thousand for 2008. In September 2009, the FDIC proposed that banks prepay three and one quarter years of regular assessments on December 30, 2009. The FDIC would maintain its current assessment rates through 2010 but effective January 1, 2011, the rate would increase by three basis points. Additionally, the agency’s restoration plan would be extended from seven to eight years. If approved, the Company will book the prepayment as an asset and expense an appropriate amount monthly through the statement of income. The Company anticipates its Prepaid Assessment will be approximately $1.8 million.

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

The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements. Adequacy of the allowance for loan losses is determined quarterly using a consistent, systematic methodology, which analyzes the risk inherent in the loan portfolio. In addition to evaluating the collectability of specific loans when determining the adequacy of the allowance, management also takes into consideration other factors such as changes in the mix and size of the loan portfolio, historical loss experience, the amount of delinquencies and loans adversely classified, industry trends, and the impact of the local and regional economy on the Company’s borrowers. Changes in these factors may cause management’s estimate of the allowance for loan losses to increase or decrease and result in adjustments to the Company’s provision for loan losses in future periods. For additional information, see FINANCIAL CONDITION – Allowance for Loan Losses below.

The decision to recognize other-than-temporary impairment on investment securities available-for-sale has become more difficult as complete information is not always available and market conditions and other relevant factors are subject to rapid changes. The other-than-temporary impairment decision has become a critical accounting policy for the Company. Accounting guidance requires companies to perform periodic reviews of individual securities in their investment portfolios to determine whether a decline in the value of a security is other-than-temporary. A review of other-than-temporary impairment requires companies to make certain judgments regarding the cause and materiality of the decline, its effect on the financial statements and the probability, extent and timing of a valuation recovery, the company’s intent and ability to continue to hold the security, and, with respect to debt securities, the likelihood that the Company will have to sell the security before its value recovers. Pursuant to these requirements, management assesses valuation declines to determine the extent to which such changes are attributable to (1) fundamental factors specific to the issuer, such as the nature of the issuer and its financial condition, business prospects or other factors or (2) market-related factors, such as interest rates or equity market declines. Declines in the fair value of securities below their costs that are deemed by management to be other-than-temporary are (1) if equity securities, recorded in earnings as realized losses and (2) if debt securities, recorded in earnings as realized losses to the extent they are deemed credit losses, with noncredit losses recorded in Other Comprehensive Income.

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

The Company also has other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding the Company’s financial results including the valuation of deferred tax assets, and determination of the fair values of investment securities and other real estate owned. See FINANCIAL CONDITION – Allowance for Loan Losses and Investment Activities below. Although management believes that its estimates, assumptions and judgments are reasonable, they are based upon information presently available and can be impacted by events outside the control of the Company. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

OVERVIEW

The Company’s net income was $1.45 million for the quarter ended September 30, 2009 and $1.17 million for the quarter ended September 30, 2008, an increase of $280 thousand, or 24.0%. These results reflected an increase in net interest income of $157 thousand, or 3.6%, and an increase of $671 thousand, or 80.1%, in noninterest income. The increase in noninterest income was mainly due to the increase in net gains on sales of loans held for sale from $74 thousand for the quarter ended September 30, 2008 to $314 thousand for the quarter ended September 30, 2009 and the third quarter 2008 write-down of $512 thousand on impaired investment securities available-for-sale. Salaries and wages were also lower by $73 thousand, or 4.5%, for the third quarter of 2009 compared to the same period last year due to the deferral of $30 thousand of loan origination costs for 2009 and increased operating efficiencies despite the addition of two full service branches in the third quarter of 2008. These positive changes were partially offset by a net increase in noninterest expense of $290 thousand between periods, which reflected an increase of $87 thousand in the FDIC insurance assessment due to higher rates and deposit growth and a $126 thousand increase, or 86.3%, in the defined benefit pension plan expense.

The Company continued to face a challenging interest rate environment as the prime rate has been reduced seven times since January 1, 2008 from 7.25% to 3.25% on September 30, 2009. Total interest income decreased by $356 thousand, or 5.7%, to $5.8 million in the third quarter of 2009 versus $6.2 million in the third quarter of 2008, but that decrease was more than offset by the decrease in interest expense from $1.8 million in 2008 to $1.3 million in 2009, a decrease of $513 thousand, or 28.7%, between periods. The result of the changes in interest income and interest expense was that net interest income for the third quarter of 2009 was $4.6 million, up $157 thousand, or 3.6%, from the third quarter of 2008 of $4.4 million. The increase in net interest income was more a function of the decrease in interest paid on interest bearing liabilities as this mitigated the decrease in interest income. During the third quarter of 2009, the Company’s net interest margin decreased 17 basis points to 4.50%, from 4.67% for the third quarter of 2008. The Company’s net interest spread declined 3 basis points to 4.22% for the third quarter of 2009, compared to 4.25% for the same period last year. The decline in the net interest spread was primarily the result of the decline in average interest rates earned on loans as the 400 basis point drop in the prime rate between January 1, 2008 and September 30, 2009 had an effect on the repricing of adjustable rate loans and the volume of refinancings, as customers took advantage of the lower rates. Further drops in the prime rate and/or increases in competitors’ deposit rates could be problematic as individual instruments continue to reprice.

The Company’s total assets increased from $440.1 million at December 31, 2008, to $443.9 million at September 30, 2009, an increase of $3.8 million, or 0.9%. Deposits increased from $364.4 million at December 31, 2008 to $369.4 million at September 30, 2009, an increase of $5.1 million, or 1.4%.

Borrowed funds decreased from $27.4 million at December 31, 2008 to $25.8 million at September 30, 2009, a decrease of $1.6 million, or 6.0%. Total loans, including loans held for sale, decreased $1.5 million, or 0.4%, from $353.4 million at December 31, 2008 to $351.9 million at September 30, 2009. Total loans at September 30, 2009 are net of $53.6 million in residential real estate loans sold during the first nine months of 2009. Despite a weakening economy and our conservative underwriting practices, loan demand during the first nine months of 2009 was strong due, in large part, to lower interest rates which have sparked both existing and new customers to refinance loans. The Company has also benefited from a changing competitive environment as some of our competitors have changed their lending and pricing practices.

The Company’s asset quality has remained strong with September 30, 2009 total nonperforming assets at $6.3 million, or 1.42% of total assets, compared to $8.1 million, or 1.85% of total assets, at December 31, 2008 and $8.5 million, or 2.01% of total assets, at September 30, 2008.

The following unaudited per share information and key ratios depict several measurements of performance or financial condition for or at the three and nine months ended September 30, 2009 and 2008, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Return on average assets (ROA) (1)	1.31%	1.12%	1.22%	1.25%
Return on average equity (ROE) (1)	14.66%	11.27%	13.47%	12.04%
Net interest margin (1)(2)	4.50%	4.67%	4.55%	4.80%
Net interest spread (3)	4.22%	4.25%	4.24%	4.34%
Loan to deposit ratio	95.24%	98.50%	95.24%	98.50%
Net loan charge-offs to average loans not held for sale (1)	0.10%	0.03%	0.09%	0.05%
Allowance for loan losses to loans not held for sale	1.03%	1.01%	1.03%	1.01%
Nonperforming assets to total assets (4)	1.42%	2.01%	1.42%	2.01%
Equity to assets	9.07%	9.73%	9.07%	9.73%
Total capital to risk weighted assets	15.66%	15.89%	15.66%	15.89%
Book value per share	$9.02	$9.19	$9.02	$9.19
Earnings per share	$0.32	$0.26	$0.88	$0.84
Dividends paid per share	$0.25	$0.28	$0.78	$0.84
Dividend payout ratio (5)	78.13%	107.69%	88.64%	100.00%

____________________

(1)

Annualized.

(2)

The ratio of tax equivalent net interest income to average earning assets. See page 21 for more information.

(3)

The difference between the average rate earned on assets minus the average rate paid on liabilities. See page 21 for more information.

(4)

Nonperforming assets are loans or investment securities that are in nonaccrual or 90 or more days past due as well as other real estate or assets owned.

(5)

Cash dividends declared and paid per share divided by consolidated net income per share.

RESULTS OF OPERATIONS

Net Interest Income. The largest component of the Company’s operating income is net interest income, which is the difference between interest and dividend income received from interest-earning assets and the interest expense paid on interest-bearing liabilities. The Company’s net interest income increased $157 thousand, or 3.6%, to $4.6 million for the three months ended September 30, 2009, from $4.4 million for the three months ended September 30, 2008. The net interest spread decreased 3 basis points to 4.22% for the three months ended September 30, 2009, from 4.25% for the three months ended September 30, 2008. The decline in the net interest spread was primarily the result of the drop in average interest rates earned on loans from 6.85% for the quarter ended September 30, 2008 to 6.25% for the quarter ended September 30, 2009. The prime rate was 7.25% on January 1, 2008, 5.00% by September 30, 2008 and 3.25% throughout 2009, which affected the repricing of adjustable rate loans as well as the volume of new loans and refinancing activity during the last 21 months, as customers took advantage of the lower rates. The adverse effect of declining rates on the Company’s net interest spread was mitigated by a 77 basis point decline in the average rate paid on interest bearing liabilities in the third quarter of 2009 versus the same period last year. The net interest margin for the third quarter of 2009 decreased 17 basis points to 4.50% from the 2008 comparison period at 4.67% reflecting the net effect of an increase in net interest income of $157 thousand and an increase of $29.2 million, or 7.6%, in average earning assets.

The trend of increasing pressure on the net interest spread and net interest margin were also reflected in the year-to-date results, with a decline of 10 basis points in the net interest spread from 4.34% for the nine months ended September 30, 2008 to 4.24% for the nine months ended September 30, 2009. The net interest margin declined 25 basis points from 4.80% to 4.55% over the same period. Further decrease in the prime rate would not necessarily be beneficial to the Company in the near term, especially if funding rates did not follow a similar downward trend. (See Market Risk and Asset and Liability Management on page 41.)

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

Tax-exempt interest income amounted to $315 thousand and $284 thousand for the three months ended September 30, 2009 and 2008, respectively, and $955 thousand and $787 thousand for the nine months ended September 30, 2009 and 2008, respectively. The following table presents the effect of tax-exempt income on the calculation of the net interest margin, using a marginal tax rate of 34% for 2009 and 2008:

	For The Three Months ended, September 30,		For The Nine Months ended, September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Net interest income as presented	$4,571	$4,414	$13,388	$13,072
Effect of tax-exempt interest
Securities available-for-sale	30	33	96	103
Loans	103	87	308	230
Net interest income, tax equivalent	$4,704	$4,534	$13,792	$13,405

	Three Months Ended September 30,
	2009			2008
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$ 21,886	$ 11	0.20%	$ 10,048	$ 46	1.83%
Interest bearing deposits in banks	16,011	115	2.84%	9,590	104	4.31%
Investment securities (1), (2)	21,404	245	5.15%	27,483	322	5.16%
Loans, net (1), (3)	354,316	5,477	6.25%	337,271	5,718	6.85%
FHLB of Boston stock (4)	1,922	-	0.00%	1,922	14	2.87%
Total interest earning assets (1)	415,539	5,848	5.71%	386,314	6,204	6.51%

Cash and due from banks	5,309			10,597
Premises and equipment	7,545			7,276
Other assets	11,568			10,685
Total assets	$439,961			$414,872

Average Liabilities and Stockholders’ Equity:
NOW accounts	$ 60,149	$ 34	0.23%	$ 54,307	$ 71	0.52%
Savings/money market accounts	106,661	160	0.59%	93,911	314	1.33%
Time deposits	144,298	791	2.17%	138,267	1,101	3.17%
Borrowed funds	27,078	292	4.22%	27,782	304	4.30%
Total interest bearing liabilities	338,186	1,277	1.49%	314,267	1,790	2.26%

Noninterest bearing deposits	54,303			53,441
Other liabilities	8,039			5,797
Total liabilities	400,528			373,505

Stockholders’ equity	39,433			41,367
Total liabilities and stockholders’ equity	$439,961			$414,872

Net interest income		$4,571			$4,414

Net interest spread (1)			4.22%			4.25%

Net interest margin (1)			4.50%			4.67%

____________________

(1)

Average yields reported on a tax-equivalent basis using a marginal tax rate of 34%.

(2)

Average balances of investment securities are calculated on the amortized cost basis and include nonaccrual securities.

(3)

Includes loans held for sale as well as nonaccrual loans and is net of unearned income and allowance or loan losses.

(4)

Dividends on this stock were suspended effective during the fourth quarter of 2008.

	Nine Months Ended September 30,
	2009			2008
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$ 12,906	$ 16	0.17%	$ 6,703	$ 105	2.08%
Interest bearing deposits in banks	14,016	344	3.28%	9,512	335	4.69%
Investment securities (1), (2)	24,153	858	5.27%	30,038	1,075	5.22%
Loans, net (1), (3)	352,580	16,293	6.30%	324,106	16,997	7.08%
FHLB of Boston stock (4)	1,922	-	0.00%	1,795	51	3.74%
Total interest earning assets (1)	405,577	17,511	5.90%	372,154	18,563	6.77%

Cash and due from banks	5,355			10,129
Premises and equipment	7,457			7,000
Other assets	11,752			10,925
Total assets	$430,141			$400,208

Average Liabilities and Stockholders’ Equity:
NOW accounts	$ 60,083	$ 116	0.26%	$ 53,550	$ 232	0.58%
Savings/money market accounts	105,072	510	0.65%	91,327	951	1.39%
Time deposits	137,837	2,610	2.53%	129,617	3,440	3.53%
Borrowed funds	27,841	887	4.20%	26,492	868	4.31%
Total interest bearing liabilities	330,833	4,123	1.66%	300,986	5,491	2.43%

Noninterest bearing deposits	51,925			51,257
Other liabilities	8,311			6,314
Total liabilities	391,069			358,557

Stockholders’ equity	39,072			41,651
Total liabilities and stockholders’ equity	$430,141			$400,208

Net interest income		$13,388			$13,072

Net interest spread (1)			4.24%			4.34%

Net interest margin (1)			4.55%			4.80%

____________________

(1)

Average yields reported on a tax-equivalent basis using a marginal tax rate of 34%.

(2)

Average balances of investment securities are calculated on the amortized cost basis and include nonaccrual securities.

(3)

Includes loans held for sale as well as nonaccrual loans and is net of unearned income and allowance for loan losses.

(4)

Dividends on this stock were suspended effective during the fourth quarter of 2008.

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

•

total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008 Increase/(Decrease) Due to Change In
	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$ 28	$ (63)	$ (35)
Interest bearing deposits in banks	55	(44)	11
Investment securities	(76)	(1)	(77)
Loans, net	286	(527)	(241)
FHLB of Boston stock	-	(14)	(14)
Total interest earning assets	293	(649)	(356)

Interest bearing liabilities:
NOW accounts	$ 7	$ (44)	$(37)
Savings/money market accounts	38	(192)	(154)
Time deposits	46	(356)	(310)
Borrowed funds	(7)	(5)	(12)
Total interest bearing liabilities	84	(597)	(513)
Net change in net interest income	$ 209	$ (52)	$157

	Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008 Increase/(Decrease) Due to Change In
	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$ 53	$ (142)	$ (89)
Interest bearing deposits in banks	128	(119)	9
Investment securities	(227)	10	(217)
Loans, net	1,393	(2,097)	(704)
FHLB of Boston stock	4	(55)	(51)
Total interest earning assets	1,351	(2,403)	(1,052)

Interest bearing liabilities:
NOW accounts	$ 25	$ (141)	$ (116)
Savings/money market accounts	126	(567)	(441)
Time deposits	203	(1,033)	(830)
Borrowed funds	41	(22)	19
Total interest bearing liabilities	395	(1,763)	(1,368)
Net change in net interest income	$ 956	$ (640)	$ 316

Three Months Ended September 30, 2009, Compared to Three Months Ended September 30, 2008.

Interest and Dividend Income. The Company’s interest and dividend income decreased $356 thousand, or 5.7%, to $5.8 million for the three months ended September 30, 2009, from $6.2 million for the same period last year. During the third quarter of 2009, average earning assets increased $29.2 million, or 7.6%, to $415.5 million, from $386.3 million for the three months ended September 30, 2008. However, the increase in interest income resulting from the rise in average earning assets was more than offset by the lower rates earned on all interest earning assets in the third quarter of 2009 versus 2008. In particular, interest income on loans decreased $241 thousand, or 4.2%, to $5.5 million for the third quarter of 2009 versus the $5.7 million for the 2008 comparison period despite an increase in average loan volume between periods. Average loans approximated $354.3 million at an average yield of 6.25% for the three months ended September 30, 2009, up $17.0 million, or 5.0%, from an average of $337.3 million at an average yield of 6.85% for the three months ended September 30, 2008. However, the increase in volume was more than offset by a 60 basis point decrease in yield. Loan demand has been strong during 2009 due to lower interest rates which have led many new and existing customers to refinance with Union Bank. The changes in the competitive landscape has also added to the growth in the loan portfolio as it appears that customers are now more inclined to work with community banks while some of the regional banks and mortgage brokers have changed their pricing strategies and financial products making conservative community banks more competitive.

The 225 basis point drop in the prime rate from January 1, 2008 at 7.25% to September 30, 2008 at 5.00%, followed by three further drops in the prime rate in October 2008 and December 2008 to bring prime down another 175 basis points to 3.25%, has now impacted the majority of the Company’s variable rate loans, as adjustable rate loans have continued to reprice at lower rates. The prime rate has not been as low as 3.25% since 1955.

In this sustained historically low interest rate environment, many existing customers, as well as new customers, have approached the Company regarding refinancing loans which has contributed to the increase of $17.0 million, or 5.0%, in average loan volume for the quarter ended September 30, 2009 over the same period of 2008. The Company has continued to manage interest rate risk by selling the majority of low rate qualified residential mortgages originated during 2009 to the secondary market and has benefited from the sale of these mortgages with gains on the sales of such loans totaling $314 thousand for the quarter ended September 30, 2009, compared to $74 thousand during the same period last year. Sales of residential mortgages totaled $24.9 million during the third quarter of 2009 versus $4.8 million during the same quarter of 2008.

The average balance of investments (including mortgage-backed securities) decreased $6.1 million, or 22.1%, to $21.4 million for the three months ended September 30, 2009, from $27.5 million for the three months ended September 30, 2008. Maturing or sold investments were reinvested into short term FDIC insured interest bearing deposits or left at the Federal Reserve Bank of Boston to provide financial security and liquidity to utilize for future loan growth or to reinvest in investment securities once interest rates rise. The average level of interest bearing deposits in banks for the quarter was $16.0 million, up $6.4 million, or 67.0%, from the 2008 average level of $9.6 million. The average level of federal funds sold and overnight deposits increased $11.8 million, to $21.9 million, or 117.8%, for the three months ended September 30, 2009, from $10.0 million for the three months ended September 30, 2008. Interest income from non-loan instruments decreased $115 thousand, or 23.7%, between periods, with $371 thousand for the third quarter of 2009 versus $486 thousand for the same period of 2008, reflecting the decreases in yields on all types of interest earning assets as well as cessation of dividends on FHLB of Boston stock since the fourth quarter of 2008.

Interest Expense. The Company’s interest expense decreased $513 thousand, or 28.7%, to $1.3 million for the three months ended September 30, 2009, from $1.8 million for the three months ended September 30, 2008. The decrease reflected a $597 thousand decrease attributable to lower rates, partially offset by an $84 thousand increase attributable to higher volume for all interest bearing deposits.

Interest expense on deposits decreased $501 thousand, or 33.7%, to $985 thousand for the quarter ended September 30, 2009, from $1.5 million for the quarter ended September 30, 2008. Although competition for deposits has remained strong, the growth in average interest bearing deposits for the quarter ended September 30, 2009 at $24.6 million, or 8.6%, to $311.1 million compared to average interest bearing deposits of $286.5 million for the quarter ended September 30, 2008, reflects the overall growth in the franchise with the opening of two new branches during the third quarter of 2008 and some “flight to quality” since September 2008 as the financial markets continue to experience turmoil. Interest rates paid on deposits were slower to drop than the drop in the prime rate and the target rate on Federal Funds Sold, but have moved steadily downward over the last 21 months. Average time deposits rose to $144.3 million for the three months ended September 30, 2009, from $138.3 million for the three months ended September 30, 2008, or an increase of $6.0 million, or 4.4%. The average rate paid on time deposits during the third quarter of 2009 decreased 100 basis points, to 2.17% from 3.17% for the third quarter of 2008. The average balances for money market and savings accounts increased $12.8 million, or 13.6%, to $106.7 million for the three months ended September 30, 2009, from $93.9 million for the three months ended September 30, 2008. A $5.8 million, or 10.7%, increase in NOW accounts brought the average balance up to $60.1 million from $54.3 million between the two years.

Interest expense on borrowed funds decreased $12 thousand, or 3.9%, from $304 thousand for the quarter ended September 30, 2008 to $292 thousand for the quarter ended September 30, 2009. There was an 8 basis point decrease in average rate paid between periods. Average funds borrowed decreased from $27.8 million to $27.1 million between years.

Provision for Loan Losses. There was a $75 thousand loan loss provision for the quarter ended September 30, 2009 compared to a $45 thousand loan loss provision for the quarter ended September 30, 2008. The higher provision in the third quarter of 2009 versus 2008 was deemed appropriate in light of net charge-offs for the quarter of $85 thousand compared to net charge-offs of $29 thousand for the quarter ended September 30, 2008, strong loan demand and the slight change in the makeup of the loan portfolio. Although there continues to be a softening of the economy, there was a decrease in loans 30 or more days past due of $2.1 million between years as well as a decline in that category since December 31, 2008. For further details see, FINANCIAL CONDITION Allowance for Loan Losses and Asset Quality below.

Noninterest income. The following table sets forth changes from the third quarter of 2008 to the third quarter of 2009 for components of noninterest income:

	For The Three Months Ended September 30,
	2009	2008	$ Variance	% Variance
	(Dollars in thousands)
Trust income	$ 96	$ 94	$ 2	2.1
Service fees	924	885	39	4.4
Net gains on sales of loans held for sale	314	74	240	324.3
Other income	145	297	(152)	(51.2)
Subtotal	1,479	1,350	129	9.6
Net gains on sales of investment securities available-for-sale	30	-	30	100.0
Write-down of impaired investment securities available-for-sale	-	(512)	512	100.0
Total noninterest income	$1,509	$838	$671	80.1

Noninterest income net of gains, losses, and write-downs on investment securities available-for-sale was $1.5 million, or 20.2%, of total income for the three months ended September 30, 2009 versus $1.4 million, or 17.9%, of total income for the three months ended September 30, 2008. This increase between years is mainly due to the effect of higher net gains on residential real estate loans sold.

Write-down of impaired investment securities available-for-sale. In the third quarter of 2008, two corporate bonds in the available-for-sale investment portfolio were determined to be other than temporarily impaired and were written down by $512 thousand, or $338 thousand net of tax, to reflect the fair value of those securities as of September 30, 2008.

Net gains on sales of loans held for sale. Residential real estate loans of $24.9 million were sold for a net gain of $314 thousand during the third quarter of 2009, versus sales of $4.8 million for a net gain of $74 thousand during the third quarter of 2008.

Other income. The decrease resulted primarily from the recording of a $234 thousand nontaxable death benefit from a Company owned life insurance policy during the third quarter of 2008 that was not repeated in 2009. There was also a $14 thousand decrease between the quarter ended September 30, 2008 and the quarter ended September 30, 2009 on income received from gas royalties and oil leases. These decreases were partially offset by the increase in net mortgage servicing rights recognized in the third quarter of 2009 of $133 thousand compared to the third quarter of 2008 of $7 thousand, due to the increase in the volume of loans sold in 2009 versus 2008.

Noninterest Expense. The following table sets forth changes from the third quarter of 2008 to the third quarter of 2009 for components of noninterest expense:

	For The Three Months Ended September 30,
	2009	2008	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$1,563	$1,636	$ (73)	(4.5)
Pension and employee benefits	760	481	279	58.0
Occupancy expense, net	224	214	10	4.7
Equipment expense	265	287	(22)	(7.7)
Expenses of OREO and other assets owned, net	93	174	(81)	(46.6)
FDIC insurance assessment	101	14	87	621.4
Delivery fees on sales of loans	131	8	123	1,537.5
Equity in losses of affordable housing investments	106	97	9	9.3
Other expenses	891	933	(42)	(4.5)
Total noninterest expense	$4,134	$3,844	$290	7.5

Salaries and wages. The decrease in 2009 over 2008 was due primarily to the recognition, as a reduction in salary expense, of $31 thousand for deferred loan origination costs in the third quarter 2009 while in prior years these costs had been recognized as a reduction of origination fees charged. Also contributing to the decrease was a reduction in several staff positions as the Company concentrated on gaining efficiency throughout its operations and staffing the branches for customer traffic patterns.

Pension and employee benefits. There was a $126 thousand, or 86.3%, increase in the defined benefit pension plan expense for the third quarter to $272 thousand for 2009 from the prior year’s third quarter expense of $146 thousand. This increase is mainly due to the decline in asset values within the plan as of the January 1, 2009 actuarial valuation date, compared to the prior year given the turmoil in the financial markets. There was also an increase of $159 thousand, or 116.1%, in the Company’s medical costs from $137 thousand for the third quarter of 2008, to $296 thousand for the third quarter of 2009. Under the old self-insured medical plan, the quarterly expense could vary widely quarter to quarter and the third quarter in 2008 was a very low expense.

Equipment expense. The decrease between years is mainly due to the decrease in depreciation expense.

Expenses of OREO and other assets owned, net. The expenses for the three months ended September 30, 2008 included $72 thousand in the write-down of value of four OREO properties to their fair market value less estimated costs to sell, while the expenses for the three months ended September 30, 2009 only included a write-down of $47 thousand on one property. The remainder of the decrease between periods is attributed primarily to lower maintenance expense, as there were two properties in OREO during the third quarter of 2009 versus seven properties during the third quarter of 2008.

FDIC insurance assessments. The FDIC insurance assessments for the Company increased from $14 thousand for the third quarter of 2008 to $101 thousand for the third quarter of 2009. This increase has numerous components. Covered deposits were raised from $100,000 to $250,000. The Company chose to participate in insuring 100% of deposits in “noninterest” bearing transaction deposit accounts under the U.S. Treasury’s Temporary Liquidity Guarantee Program. The assessment rate has been raised and the credit that the Company had been able to utilize for the last few years expired late in 2008.

Delivery fees on sales of loans. These expenses represent delivery fees paid to the secondary market purchasers upon the sale of residential loans. Sales volume rose from $4.8 million in the third quarter of 2008 to $24.9 million in the third quarter of 2009 which accounts for a portion of the increase but the delivery fees charged on each loan have also increased dramatically between years. It is the normal practice of the Company to collect these fees from the customer at the time of closing and that income is reflected in interest and fees on loans.

Equity in losses of affordable housing investments. A new investment in a low income housing partnership was made in late 2008 which increased the amount of equity in the losses of these projects recorded in 2009.

Other expenses. The net change between quarters ended September 30, 2009 and 2008 has many components, some increases and some decreases; the largest being a $29 thousand increase in debit card/ ATM expenses due to a new “ScoreCard Rewards®” program, as well as the growth in volume of electronic transactions.

Income Tax Expense. The Company has provided for current and deferred federal income taxes for the quarters ended September 30, 2009 and 2008. The Company’s provision for income taxes was $426 thousand for the three months ended September 30, 2009 compared to $198 thousand for the same period in 2008. Income tax expense for the three months ended September 30, 2008 reflected the $174 thousand tax effect of the $512 thousand write-down of securities available-for-sale determined to be other-than-temporarily impaired. The Company’s effective tax rate increased to 22.8% for the three months ended September 30, 2009, from 14.5% for the same period in 2008.

Nine Months Ended September 30, 2009, Compared to Nine Months Ended September 30, 2008.

Interest and Dividend Income. The Company’s interest and dividend income decreased $1.1 million, or 5.7%, to $17.5 million for the nine months ended September 30, 2009, from $18.6 million for the same period last year. Average earning assets increased $33.4 million, or 9.0%, to $405.6 million for the nine months ended September 30, 2009, from $372.2 million for the nine months ended September 30, 2008. The positive impact on interest income resulting from the rise in average earning assets was more than offset by the lower rates earned on loans, federal funds sold and overnight deposits, and interest bearing deposits in banks in the first nine months of 2009 versus 2008, as well as the cessation of dividend payments on the FHLB of Boston stock during the fourth quarter of 2008. Interest income on loans decreased $704 thousand, or 4.1%, to $16.3 million during the first nine months of 2009 versus $17.0 million for the 2008 comparison period, despite an increase in average loan volume between periods. Average loans approximated $352.6 million at an average yield of 6.30% for the nine months ended September 30, 2009, up $28.5 million, or 8.8%, from $324.1 million at an average yield of 7.08% for the nine months ended September 30, 2008. The increase in volume was more than offset by a 78 basis point decrease in yield resulting mostly from the 400 basis point drop in the prime rate from 7.25% at January 1, 2008 to 3.25% by December 2008 where it remains as of the date of this report. Loan demand has been strong throughout 2009 due to lower interest rates which have driven mortgage refinancings by both existing and new customers and the changes in the competitive landscape as more individuals and businesses have rediscovered the safety, soundness and customer service potential of community banks.

The average balance of investments (including mortgage-backed securities) decreased $5.9 million, or 19.6%, to $24.2 million for the nine months ended September 30, 2009, from $30.0 million for the nine months ended September 30, 2008, while the average yield earned rose to 5.27% from 5.22% between years. The average level of interest bearing deposits in banks for the nine months ended September 30, 2009 was $14.0 million up $4.5 million, or 47.4%, from the 2008 average level of $9.5 million, as FDIC insured certificates of deposit in other financial institutions continues to be one of the highest yielding and safest investment options available in light of the recent market volatility. The $1.4 million, or 3.5%, net average decrease in the investment portfolio and interest bearing deposits in banks compared to the first nine months of 2008 reflects the higher loan demand and lower interest rate environment as cash flows from maturing, called, or sold instruments are being utilized to fund loans and remain more liquid in the short-term to take advantage of the rise in interest rates anticipated within the next year. The average level of federal funds sold and overnight deposits increased $6.2 million, or 92.5%, to $12.9 million at an average rate of 0.17% for the nine months ended September 30, 2009, from $6.7 million at an average rate of 2.08% for the nine months ended September 30, 2008. Interest income from non-loan instruments decreased $348 thousand, or 22.2%, between periods, with $1.2 million in income for these items for the nine months ended September 30, 2009 compared to $1.6 million for the nine months ended September 30, 2008, reflecting the overall decrease in yields on all categories except investment securities.

Interest Expense. The Company’s interest expense decreased $1.4 million, or 24.9%, to $4.1 million for the nine months ended September 30, 2009, from $5.5 million for the nine months ended September 30, 2008. The decrease reflected the combined effect of a $1.8 million decrease attributable to lower rates, partially offset by a $395 thousand increase attributable to higher volume.

Interest expense on deposits decreased $1.4 million, or 30.0%, to $3.2 million for the nine months ended, September 30, 2009, from $4.6 million for the nine months ended September 30, 2008. Competition for deposits has remained strong but the Company has grown in average interest bearing deposits for the nine months ended September 30, 2009, with an increase of $28.5 million, or 10.4%, from the nine months ended September 30, 2008. Volume growth started to improve in the last quarter of 2008 and has continued throughout 2009 as there has been a flight to quality by customers concerned about the stock market volatility and bank failures. Average time deposits rose to $137.8 million for the nine months ended September 30, 2009, from $129.6 million for the nine months ended September 30, 2008, or an increase of $8.2 million, or 6.3%. The majority of these deposits are new funds for the Company. The average rate paid on time deposits decreased 100 basis points between periods, to 2.53% from 3.53%. The average balances for money market and savings accounts increased $13.7 million, or 15.1%, to $105.1 million for the nine months ended September 30, 2009, from $91.3 million for the nine months ended September 30, 2008, as there was solid growth in both types of accounts despite the low interest rates paid. A $6.5 million, or 12.2%, increase in NOW accounts brought the average balance up to $60.1 million from $53.6 million between the two years.

Interest expense on borrowed funds increased $19 thousand, or 2.2%, from $868 thousand for the nine months ended September 30, 2008 to $887 thousand for the nine months ended, September 30, 2009 as average funds borrowed increased from $26.5 million to $27.8 million between years. The average rate paid on borrowed funds decreased 11 basis points between periods from 4.31% to 4.20%.

Provision for Loan Losses. There was a $245 thousand loan loss provision for the nine months ended September 30, 2009 versus a $185 thousand provision for the nine months ended September 30, 2008. The increase in the provision was deemed necessary for the first nine months of 2009 in light of net charge-offs of $245 thousand during the period compared to net charge-offs of $123 thousand for the nine months ended September 30, 2008, growth in average loans not held for sale of $4.7 million between years, and the change in the composition of the portfolio. These factors were partially offset by the decrease in classified loans and a decrease in total past due loans of $2.1 million between September 30, 2008 and 2009. For further details see, FINANCIAL CONDITION Allowance for Loan Losses below.

Noninterest Income. The following table sets forth changes from the first nine months of 2008 to the first nine months of 2009 for components of noninterest income:

	For The Nine Months Ended September 30,
	2009	2008	$ Variance	% Variance
	(Dollars in thousands)
Trust income	$ 278	$ 287	$ (9)	(3.1)
Service fees	2,690	2,637	53	2.0
Net gains on sales of loans held for sale	800	283	517	182.7
Other income	290	450	(160)	(35.6)
Subtotal	4,058	3,657	401	11.0
Net gains on sales of investment securities available-for-sale	74	16	58	362.5
Write-down of impaired investment securities available-for-sale	-	(512)	512	100.0
Total noninterest income	$4,132	$3,161	$971	30.7

Noninterest income net of gains, losses, and write-downs on investment securities available-for-sale was $4.1 million, or 18.8%, of total income for the nine months ended September 30, 2009 versus $3.7 million, or 16.5% of total income for the nine months ended September 30, 2008. This increase between periods is mainly due to the effect of higher net gains on residential real estate loans sold.

Trust Income. Trust income decreased for the nine months ended September 30, 2009 mainly due to the drop in the market value of the underlying trust assets.

Write-down of impaired investment securities available-for-sale. In the third quarter of 2008, two corporate bonds in the available-for-sale investment portfolio were determined to be other than temporarily impaired and were written down by $512 thousand, or $338 thousand net of tax, to reflect the fair value of those securities as of September 30, 2008.

Net gains on sales of loans held for sale. Residential real estate loans of $53.6 million were sold for a net gain of $800 thousand during the nine months ended September 30, 2009, versus sales of $17.7 million for a net gain of $283 thousand during the nine months ended September 30, 2008.

Other income. The decrease resulted primarily from the recording of a $234 thousand nontaxable death benefit from a Company owned life insurance policy during the third quarter of 2008 that was not repeated in 2009. There was also a $47 thousand decrease between the nine months ended September 30, 2008 and the nine months ended September 30, 2009 on income received from gas royalties and oil leases. These decreases were partially offset by the increase in net mortgage servicing rights recognized in the nine months ended September 30, 2009 of $203 thousand compared to the nine months ended September 30, 2008 of $23 thousand, due to the increase in the volume of loans sold in 2009 versus 2008.

Noninterest Expense. The following table sets forth changes from the first nine months of 2008 to the first nine months of 2009 for components of noninterest expense:

	For The Nine Months Ended September 30,
	2009	2008	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$4,542	$4,825	$(283)	(5.9)
Pension and employee benefits	2,175	1,855	320	17.3
Occupancy expense, net	741	705	36	5.1
Equipment expense	845	896	(51)	(5.7)
FDIC insurance assessment	566	37	529	1,429.7
Delivery fees on sales of loans	241	37	204	551.4
Equity in losses of affordable housing investments	319	291	28	9.6
Expenses of OREO and other assets owned, net	203	242	(39)	(16.1)
Other expenses	2,648	2,747	(99)	(3.6)
Total noninterest expense	$12,280	$11,635	$ 645	5.5

Salaries and wages. The decrease in 2009 over 2008 was due primarily to the recognition, as a reduction in salary expense, of $183 thousand of deferred loan origination costs in 2009 while in prior years these costs had been recognized as a reduction of origination fees charged. Also contributing to the lower 2009 expense was the increased efficiency in operations, which allowed the Company to grow while reducing a few staff positions despite the opening of two new full service branches during the third quarter of 2008.

Pension and employee benefits. There was an increase in the accrual for pension plan expense of $372 thousand, or 84.1%, to $815 thousand for the first nine months of 2009 from $443 thousand for the first nine months of 2008 mainly due to the decline in asset values within the plan as of January 1, 2009, the actuarial valuation date, compared to the prior year. There was also an increase in both unemployment taxes and dental insurance costs. These increases were mostly offset by a $62 thousand, or 8.0%, decrease in the Company’s medical costs for which the Company was self insured up to specific individual and aggregate limits in 2008 when the costs totaled $782 thousand, versus a fully insured cost of $876 thousand for the first nine months of 2009, which was reduced by a $156 thousand reversal of the December 31, 2008 reserve under the terminated self insured plan.

Occupancy expense, net. The $36 thousand, or 5.1%, increase is due primarily to the increase in costs between years due to the addition of two full service branches during the third quarter of 2008.

Equipment expense. The decrease between years is mainly due to the decrease in the costs of depreciation and equipment disposals.

FDIC insurance assessments. The FDIC insurance assessments for the Company increased from $37 thousand for the first nine months of 2008 to $566 thousand for the first nine months of 2009. This increase has numerous components. Covered deposits were raised from $100,000 to $250,000. The Company chose to participate in insuring 100% of deposits in “noninterest” bearing transaction deposit accounts under the U.S. Treasury’s Temporary Liquidity Guarantee Program. The assessment rate has been raised and the credit that the Company had been able to utilize for the last few years expired in late 2008. Lastly, the FDIC imposed a special emergency assessment on net assets of all insured banks as of June 30, 2009 which added $191 thousand to the 2009 expense.

Expenses of OREO and other assets owned, net. The expenses for the nine months ended September 30, 2008 included $110 thousand in write-down of value of four OREO properties to their fair market value less estimated costs to sell, while the expenses for the nine months ended September 30, 2009 only included a write-down of $75 thousand on four properties.

Equity in losses of affordable housing investments. A new investment in a low income housing partnership was made in late 2008 which increased the amount of equity in the losses of these projects recorded in 2009.

Delivery fees on sales of loans. These expenses represent delivery fees paid to the secondary market purchasers upon the sale of residential loans. Sales volume rose from $17.7 million for the nine months ended September 30, 2008 to $53.6 million for the nine months ended September 30, 2009, which accounts for a portion of the increase but the delivery fees charged on each loan have also increased dramatically between years. It is the normal practice of the Company to collect these fees from the customer at the time of closing and that income is reflected in interest and fees on loans.

Other expenses. The net change between years has many components, some increases and some decreases; the largest of those being a $100 thousand increase from $109 thousand to $209 thousand for debit card/ ATM expenses due to a new “ScoreCard Rewards®” program as well as new card issuance during the first four months of 2009 due to a national processor’s database compromise and the growth in the volume of electronic transactions. Offsetting this increase were numerous, smaller reductions in other operating expenses due to operating efficiencies realized over the first nine months of 2009. The largest decreases were a $62 thousand decrease in professional fees due to contract renegotiations and a $41 thousand decrease in training costs as 2008 saw higher than normal training costs with the installation of a new computer network and office software.

Income Tax Expense. The Company has provided for current and deferred federal income taxes for the current and all prior periods presented. The Company’s provision for income taxes was $1.0 million for the nine months ended September 30, 2009 compared to $652 thousand for the same period in 2008, reflecting the increase in taxable net income between periods and the 2008 receipt of federal rehabilitation tax credits of $195 thousand resulting from the completion of affordable housing investment partnership projects. The Company’s effective tax rate increased to 21.0% for the nine months ended September 30, 2009, from 14.8% for the same period in 2008, as the 2008 numbers reflected the federal rehabilitation tax credits available on completion of affordable housing projects.

FINANCIAL CONDITION

At September 30, 2009, the Company had total consolidated assets of $443.9 million, including gross loans and loans held for sale (“total loans”) of $351.9 million, deposits of $369.4 million and stockholders’ equity of $40.3 million. The Company’s total assets increased $3.8 million, or 0.9%, to $443.9 million at September 30, 2009, from $440.1 million at December 31, 2008. Net loans and loans held for sale decreased to $348.4 million, or 78.5%, of total assets at September 30, 2009, compared to $349.8 million, or 79.4%, of total assets at December 31, 2008.

Cash and cash equivalents, including federal funds sold and overnight deposits, increased $4.0 million, or 15.3%, to $30.3 million at September 30, 2009, from $26.3 million at December 31, 2008 while average deposits year-to-date in 2009 increased $29.2 million, or 9.0%, to $354.9 million compared to average deposits of $325.8 million for the nine months ended September 30, 2008 and $332.0 million for the year ended December 31, 2008. Interest bearing deposits in banks increased $5.9 million, or 39.8%, from $14.8 million at December 31, 2008 to $20.7 million at September 30, 2009. Investment securities available-for-sale decreased from $27.8 million at December 31, 2008, to $24.0 million at September 30, 2009, a $3.8 million, or 13.9%, decrease. The securities available-for-sale and interest bearing deposits in banks increased from 9.7% of total assets at December 31, 2008 to 10.1% at September 30, 2009, reflecting a higher level of deposits and liquidity as well as a slight reduction in the size of the loan portfolio.

Deposits increased $5.1 million, or 1.4%, to $369.4 million at September 30, 2009, from $364.4 million at December 31, 2008. Noninterest bearing deposits decreased $2.2 million, or 3.6%, from $61.3 million at December 31, 2008 to $59.1 million at September 30, 2009. Interest bearing deposits increased $7.3 million, or 2.4%, from $303.0 million at December 31, 2008, to $310.3 million at September 30, 2009. (See average balances and rates in the Yields Earned and Rates Paid tables on pages 22 and 23.) Aggressive rate competition from in-market and out-of-market financial institutions makes deposit accounts increasingly hard to attract and retain. Noninterest bearing deposits are especially difficult to develop and increase. It appears that increased FDIC insurance coverage and continuing financial and credit market volatility has made it easier to attract and retain deposits over the last year but the long-term outlook for bank deposit gathering is unclear.

Total borrowings decreased $1.6 million at September 30, 2009, from $27.4 million at December 31, 2008 to $25.8 million at September 30, 2009 due to a prepayment of a FHLB of Boston advance in April 2009 of $809 thousand and normal monthly payments on amortizing advances at the FHLB of Boston.

Total stockholders’ equity increased $1.1 million to $40.3 million at September 30, 2009 from $39.2 million at December 31, 2008. This increase reflects net income of $3.9 million for the first nine months of 2009, less regular cash dividends paid of $3.5 million, the purchase of Treasury stock totaling $210 thousand, and a decrease of $840 thousand in accumulated other comprehensive loss. (See Capital Resources on page 47.)

Loans Held for Sale and Loan Portfolios. Total loans (including loans held for sale) decreased $1.5 million, or 0.4%, to $351.9 million from $353.4 million at December 31, 2008. At September 30, 2009, the Company’s total loan portfolio represented 79.3% of assets, down in both dollars and percentage from $353.4 million, or 80.3%, of assets at December 31, 2008 and up in dollars but down in percentage from $343.4 million, or 81.2%, of assets at September 30, 2008. Real estate secured loans represented $310.7 million, or 88.3%, of total loans at September 30, 2009 and $304.3 million, or 86.1%, of total loans at December 31, 2008. The Company’s loans primarily consist of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate which represent 88.3% of total loans. Junior liens on one-to-four family residences, where we don’t also hold the first mortgage, only account for $4.2 million of the $310.7 million of real estate secured loans. Average net loans (including loans held for sale) were $324.1 million for the first nine months of 2008 and increased $28.5 million, or 8.8%, to $352.6 million for the first nine months of 2009. The Company sold $53.6 million of residential mortgage loans held for sale during the first nine months of 2009, resulting in a net gain on sale of loans of $800 thousand, compared with loan sales of $17.7 million and related net gain on sale of loans of $283 thousand for the first nine months of 2008. While competition for good loans is strong, the Company has been able to originate loans to both current and new customers while maintaining credit quality. Loan refinancings have been strong during the first nine months of 2009 as many current and new customers have taken advantage of the historic low rates. Management expects that this trend will slow over the coming months if interest rates rise and as the number of customers who can refinance complete the process.

Commercial real estate loans grew $8.5 million, or 5.5%, from December 31, 2008 despite a weakening economy and our conservative underwriting practices due to the current low interest rates and the changing competitive environment as some of our competitors have changed their lending and pricing practices. Municipal loans decreased $4.3 million, or 18.1%, from December 31, 2008 to September 30, 2009 as one municipality paid off $4.8 million in interim financing which was partially offset by the growth of $567 thousand, or 3.0%, in other municipal loans.

The following table shows information on the composition of the Company’s total loan portfolio at the dates indicated:

	September 30, 2009		December 31, 2008
Loan Type	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$122,368	34.8	$128,292	36.3
Construction real estate	19,587	5.6	19,038	5.4
Commercial real estate	162,357	46.1	153,821	43.5
Commercial	14,913	4.2	18,833	5.3
Consumer	6,997	2.0	6,735	1.9
Municipal loans	19,261	5.5	23,519	6.7
Loans Held for Sale	6,387	1.8	3,178	0.9
Total loans	351,870	100.0	353,416	100.0

Add/ (Deduct):
Allowance for loan losses	(3,556)		(3,556)
Unamortized net loan costs (fees)	50		(107)
Net loans and loans held for sale	$348,364		$349,753

The Company originates and sells qualified residential mortgages to the secondary market, with most of this type of sales made to the Federal Home Loan Mortgage Corporation (FHLMC/”Freddie Mac”). In 2008, the Company entered into a contract with the FHLB of Boston Mortgage Partnership Finance Program (MPF) to sell up to $5 million in loans. This contract was completed in early 2009 and no additional contract has been completed for future sales. At September 30, 2009, the Company serviced a $249.2 million residential real estate mortgage portfolio of which $5.9 million is held for sale and approximately $121.0 million is serviced for unaffiliated third parties.

The delivery fees, included in other expenses, that the Company is required to pay when selling loans in the secondary market have increased dramatically from $37 thousand, or 13.1%, of net gains for the nine months ended September 30, 2008 to $241 thousand, or 30.1%, of net gains for the nine months ended September 30, 2009. The Company has chosen to sell the majority of qualified residential mortgage loans currently generated to the secondary market in order to mitigate long-term interest rate risk and generate fee income. The Company generally retains the servicing rights on sold residential mortgage loans. It has also sold participations in a few large commercial or commercial real estate loans with other financial institutions for liquidity or credit concentration management purposes.

The Company also originates commercial real estate and commercial loans under various SBA, U.S. Department of Agriculture Rural Development Authority (USDA) and Vermont Economic Development Authority (VEDA) programs which provide a government agency guarantee for a portion of the loan amount. The Company occasionally sells the guaranteed portion of the loan to other financial concerns and retains servicing rights, which generates fee income. The Company serviced $3.4 million of commercial and commercial real estate loans for unaffiliated third parties as of September 30, 2009.

The Company capitalizes servicing rights for both mortgage and commercial loans sold with servicing retained. The Company recognizes gains and losses on the sale of the principal portion of these loans as they occur. The unamortized balance of servicing rights on loans sold with servicing retained was $532 thousand at September 30, 2009, with an estimated market value in excess of their carrying value as of such date.

In the ordinary course of business, the Company occasionally sells participations in, on a non-recourse basis, a portion of commercial, municipal or real estate loans to other financial institutions for liquidity or credit concentration management purposes. The total of loans participated out as of September 30, 2009 was $13.5 million.

Union Bank is participating in the SBA’s temporary America’s Recovery Capital (ARC) program which offers interest-free loans of up to $35,000 to viable small businesses, which carry a 100% guaranty from the SBA to the lender and require no fees paid to the SBA. The program pays participating lenders a market rate of interest while the ARC loans are outstanding.

There was $23.8 million of residential real estate loans pledged to secure municipal deposits above the FDIC insurance level as of September 30, 2009. Qualified first mortgages held by Union may also be pledged as collateral for borrowings from the FHLB of Boston under a blanket lien.

Asset Quality. The Company, like all financial institutions, is exposed to certain credit risks including those related to the value of the collateral that secures its loans and the ability of borrowers to repay their loans. The underlying value of real estate collateral has not seen as much of a decline in Vermont and northwestern New Hampshire as has been experienced in other parts of the country and the Company’s conservative loan policies have been prudent for both the Company and its customers. Continued market volatility, rising unemployment and weakness in the general economic condition of the country or our market area, may have a negative effect on our customers’ ability to make their loan payments on a timely basis and/or on underlying collateral values. Management closely monitors the Company’s loan and investment portfolios, other real estate and other assets owned for potential problems and reports to the Company’s and the subsidiary’s Boards of Directors at regularly scheduled meetings. Repossessed assets and loans or investments that are 90 days or more past due are considered to be nonperforming assets. Board approved policies set forth portfolio diversification levels to mitigate concentration risk.

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

Restructured loans include the Company’s troubled debt restructurings that involved forgiving a portion of interest or principal, refinancing at a rate materially less than the market rate, rescheduling loan payments, or granting other concessions to a borrower due to financial or economic reasons related to the debtor’s financial difficulties that the Company would not ordinarily grant. Restructured loans do not include qualifying restructured loans that have complied with the terms of their restructure agreement for a satisfactory period of time. There were two restructured commercial real estate loans current on their restructured payment plans at September 30, 2009 totaling $2.0 million and none at December 31, 2008.

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

The following table shows the composition of nonperforming assets at the dates indicated and trends of certain ratios monitored by Company’s management in reviewing asset quality:

	September 30, 2009	December 31, 2008	September 30, 2008
	(Dollars in thousands)
Nonaccrual loans	$3,931	$2,927	$2,645
Accruing loans 90+ days delinquent	1,594	4,369	4,434
Total nonperforming loans	5,525	7,296	7,079
Other real estate (OREO)	575	658	1,392
Other assets owned (OAO)	-	3	-
Nonaccrual investments	188	188	13
Total nonperforming assets	$6,288	$8,145	8,484

Allowance for loan losses to gross loans	1.03%	1.02%	1.01%
Allowance for loan losses to nonperforming loans	64.36%	48.74%	48.69%
Nonperforming loans to gross loans	1.60%	2.08%	2.07%
Nonperforming assets to total assets	1.42%	1.85%	2.01%
Delinquent loans (30 days to nonaccruing) to gross loans	2.46%	4.45%	3.11%
Net charge-offs (annualized) to quarterly average gross loans outstanding	0.10%	0.04%	0.03%
Loan loss provision to net charge-offs (quarterly)	89.29%	110.29%	155.17%

Certain nonperforming loans are covered in part by guarantees of U.S. Government or state agencies. Approximately $144 thousand of the nonaccrual balances were covered by such guarantees at September 30, 2009. The level of nonaccrual loans increased $1.0 million, or 34.3%, since December 31, 2008 as Vermont and northwestern New Hampshire are starting to see more residential borrowers who are falling behind on their mortgage payments. The aggregate interest income not recognized on nonaccrual loans amounted to approximately $615 thousand and $404 thousand as of September 30, 2009 and 2008, respectively and $460 thousand as of December 31, 2008.

Certain loans past due 90 days or more and still accruing interest are covered in part by guarantees of U.S. Government or state agencies. Approximately $457 thousand of the commercial and commercial real estate balances in this category were covered by such guarantees at September 30, 2009. The majority of the decrease between December 31, 2008 and June 30, 2009 was related to two commercial real estate loans. The USDA partially reimbursed Union $817 thousand under their 100% guarantee on one relationship which has subsequently paid off. A second $1.8 million loan relationship was restructured and is current in their payments.

Nonperforming loans and assets have both improved in terms of dollars and percentages from December 31, 2008 as well as from September 30, 2008. Total delinquent loans as a percentage of gross loans have also improved as well as the allowance for loan losses to gross loans and to nonperforming loans. The Company’s success at keeping the nonperforming and delinquency ratios at favorable levels despite deteriorating economic conditions was the result of continued focus on maintaining strict underwriting standards, as well as our practice as a community bank to actively work with troubled borrowers to resolve the borrower’s delinquency while maintaining the safe and sound credit practices of the Bank and safeguarding our strong capital position.

At September 30, 2009, the Company had three customers with internally classified loans totaling $119 thousand and there was $165 thousand internally classified at December 31, 2008. In management’s view, such loans represent a higher degree of risk and could become nonperforming loans in the future. While still on a performing status, in accordance with the Company’s credit policy, loans are internally classified when a review indicates the existence of certain conditions making the likelihood of collection questionable.

The Company actively works with customers who may be delinquent or headed for problems due to the downturn in the economy and the slowdown in the real estate market. One of the benefits of being a community financial institution is our employees’ and Boards’ knowledge of the community and borrowers, which allows us to be proactive in working closely with our loan customers. The Company’s delinquency rates have historically run higher than similar sized institutions nationally while losses have been lower. Although management believes that nonperforming loans are generally well-secured and that potential loan losses are provided for in the Company’s allowance for loan losses, there can be no assurance that future deterioration in economic conditions and/or collateral values, or changes in other relevant factors will not result in future credit losses. The Company has not targeted sub-prime borrowers and has not experienced an elevated delinquency in this area.

The Company’s management is more focused on the impact that the current recession may have on its borrowers and is closely monitoring industry and geographic concentrations for evidence of financial problems. Since the fourth quarter of 2007, residential real estate values have declined nationally with some areas of the country experiencing significant weakening. While the recession impacted the Vermont housing market, it did not cause significant price declines. Sales of homes in Vermont have slowed considerably along with housing permits. The real estate market decline significantly contributed to the downturn in the general economy with unemployment rates and business failures continuing to rise. These conditions may cause borrowers who are current in their payments to experience deterioration in the value of their collateral and increase the potential of default if their income levels decline. Management continues to monitor the national, regional and local economic environment and its impact on unemployment, business failures and real estate values in the Company’s market area.

Vermont continues to have the lowest residential foreclosure rate in the United States but on occasion other real estate properties (OREO) are acquired through or in lieu of loan foreclosure. These properties are held for sale and are initially recorded at fair value less estimated selling costs at the date of the Company’s acquisition of the property, with fair value based on an appraisal for more significant properties and on a broker’s price opinion for minor properties. Holding costs on properties acquired are expensed as incurred. Declines in fair value after acquisition of the property result in charges against income before tax, which totaled $47 thousand for the quarter ended and $76 thousand for the nine months ended September 30, 2009. Charges against income before tax totaled $74 thousand for the quarter ended and $85 thousand for the nine months ended September 30, 2008. The Company evaluates each property at least quarterly for changes in the fair value. The Company had two commercial real estate properties for a total of $575 thousand classified as OREO at September 30, 2009, one of which has subsequently gone under contract to sell. This compares to a total of $658 thousand at December 31, 2008 representing six properties, composed of $35 thousand of residential real estate, $4 thousand of improved land, and $619 thousand of commercial real estate. There was a $47 thousand allowance for losses on OREO at September 30, 2009 and $8 thousand at December 31, 2008 which was netted out of the above values. The OREO was included in Other Assets on the Consolidated Balance Sheet at both time periods.

Further softening in the real estate market would make the potential to recover all principal and related costs for OREO properties uncertain.

Allowance for Loan Losses. Some of the Company’s loan customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge-off a portion or all of the remaining principal balance due. The Company maintains an allowance for loan losses to absorb such losses. The allowance is maintained at a level which, by management’s best estimate, is adequate to absorb probable credit losses inherent in the loan portfolio; however, actual loan losses may vary from current estimates. While the allowance for loan losses consists of allocations by loan portfolio category, the entire allowance is available to support loan losses regardless of category since the total allowance for loan losses is a valuation reserve applicable to the entire portfolio.

The allowance for loan losses is increased by a provision for loan losses, which is charged to earnings, and reduced by charge-offs, net of recoveries. The provision for loan losses represents management’s estimate of the current period credit cost associated with maintaining an appropriate allowance for loan losses. Based on an evaluation of the loan portfolio and other relevant factors, management presents a quarterly analysis of the adequacy of the allowance for loan losses to the Board of Directors, indicating any changes in the allowance since the last review and any recommendations as to adjustments in the allowance. Additionally, bank regulatory agencies regularly review the Company’s allowance for loan losses, including the methodology for determining the allowance, as an integral part of their examination process.

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

The level of allowance allocable to each loan portfolio category with similar risk characteristics is determined based on historical charge-offs, adjusted for qualitative risk factors. A quarterly analysis of various qualitative factors, including portfolio characteristics, national and local economic trends, overall market conditions, and levels of, and trends in, delinquencies and non-performing loans, helps to ensure that areas with the potential risk for loss are considered in management’s allowance estimate. In addition, when other individual loans are identified by management as representing an elevated risk of loss, the level of allowance allocable to those loans is determined through estimating probable loss for each individual credit based on its specific risk attributes. Loans are also evaluated for impairment and may be classified as impaired when management believes it is probable that the Company will not collect all the contractual interest and principal payments as scheduled in the loan agreement. A specific reserve amount is allocated to the allowance for individual loans that have been classified as impaired on the basis of the fair value of the collateral for collateral dependent loans, an observable market price, or the present value of anticipated future cash flows.

During the quarter ended June 30, 2009, the methodology used to determine the adequacy of the loan loss reserve was updated to be in line with federal interagency regulatory guidelines to utilize computed reserve factors based on historical losses and qualitative factors. Prior to that quarter, the determination of the allowance allocated to each loan portfolio category was validated with the quarterly analysis of historical charge-offs adjusted for qualitative risk factors and the allowance allocated to loans representing an elevated risk of loss was validated through the analysis of the estimated probable loss for each individual credit based on their specific risk attributes. These analyses are now being utilized to determine the allowance allocated to each category and to elevated risk loans.

The Company’s loan portfolio balance not held for sale decreased $4.7 million from $350.2 million at December 31, 2008 to $345.5 million at September 30, 2009, mainly due to a $5.9 million, or 4.6%, decrease in residential real estate loans as the majority of secondary market qualified loans have been placed in the Loans Held for Sale category in order to mitigate interest rate risk due to the historically low interest rate cycle; and a $2.6 million, or 13.7%, decrease in commercial loans as the Bank has tried to mitigate credit risk by securing loans with real estate collateral. These decreases have been partially offset by an increase of $3.4 million, or 14.6%, in municipal loans of which the majority are annual operating lines which are put out to bid each fiscal year. (See chart on page 33 for further details.) The composition of the Company’s loan portfolio remained relatively unchanged from December 31, 2008, and there was no material change in the Company’s lending programs or terms during the quarter or the first nine months of 2009.

As a result of the combined changes in volumes among various loan categories and the net charge-offs for the first nine months of 2009 of $245 thousand, the Company designated a $245 thousand loan loss provision for the nine months ended September 30, 2009, which left the allowance for loan losses at $3.6 million at September 30, 2009, virtually unchanged from December 31, 2008 in terms of dollars but improved in terms of its ratio to gross loans and to nonperforming loans.

The following table reflects activity in the allowance for loan losses for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Balance at beginning of period	$3,565	$3,424	$3,556	$3,378
Charge-offs
Real Estate
Residential	-	-	15	20
Commercial	1	-	114	30
Construction	57	-	57	-
Commercial	29	-	80	39
Consumer	21	39	28	74
Total charge-offs	108	39	294	163
Recoveries
Real Estate
Residential	1	-	1	2
Commercial	3	-	9	-
Construction	-	-	-	-
Commercial	12	1	14	5
Consumer and other	8	9	25	33
Total recoveries	24	10	49	40
Net charge-offs	(84)	(29)	(245)	(123)
Provision for loan losses	75	45	245	185
Balance at end of period	$3,556	$3,440	$3,556	$3,440

The following table (net of loans held for sale) shows the internal breakdown of the Company’s allowance for loan losses by category of loan and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

	September 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate
Residential	$ 941	35.4	$ 933	36.7
Commercial	2,061	47.0	1,917	43.9
Construction	214	5.7	223	5.4
Other Loans
Commercial	204	4.3	391	5.4
Consumer installment	72	2.0	69	1.9
Municipal, Other and Unallocated	64	5.6	23	6.7
Total	$3,556	100.0	$3,556	100.0

Notwithstanding the categories shown in the table above, all funds in the allowance for loan losses are available to absorb loan losses in the portfolio, regardless of loan category.

Management of the Company believes, in its best estimate, that the allowance for loan losses at September 30, 2009, is at an appropriate level to cover probable credit losses inherent in the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods that would require an elevated loan loss provision in the future. See CRITICAL

ACCOUNTING POLICIES. In addition, our banking regulators, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on their judgments about information available to it at the time of its examination. A large adjustment to the allowance or losses in future periods may require increased provisions to replenish the allowance, which could negatively affect earnings. While the Company recognizes that a further economic slowdown or financial and credit market turmoil may adversely impact its borrowers’ financial performance and ultimately their ability to repay their loans, management continues to be cautiously optimistic about the collectability of the Company’s loan portfolio.

Investment Activities. At September 30, 2009, all investment securities were classified as available-for-sale and totaled $24.0 million, or 5.4%, of assets. The amount in investment securities available-for-sale decreased from $27.8 million, or 6.3%, of assets at December 31, 2008 as funds from maturing, called or sold securities were utilized to fund loan growth or placed in FDIC insured short-term certificates of deposit. There was $3.8 million of investment securities pledged to secure various governmental and municipal deposits as of September 30, 2009.

Net unrealized gains for the Company’s available-for-sale investment securities portfolio were $886 thousand as of September 30, 2009 versus net unrealized losses of $134 thousand as of December 31, 2008, respectively. Net unrealized gains of $585 thousand, net of income tax effect, were reflected in the Company’s accumulated other comprehensive loss component of stockholders’ equity at September 30, 2009.

The evaluation of other-than-temporary impairments is subject to risks and uncertainties and is intended to determine the appropriate amount and timing for recognizing an impairment charge. The assessment of whether such impairment for debt securities has occurred is based on management’s best estimate of the cash flows expected to be collected at the individual security level. We regularly monitor our investment portfolio to ensure that securities that may be other-than-temporarily impaired are identified in a timely manner and that any impairment charge is recognized in the proper period and, with respect to debt securities, that the impairment is properly allocated between credit losses recognized in earnings and unrealized losses recognized in other comprehensive income. Further deterioration in credit quality and/or the continuation of the current imbalances in liquidity that exist in the financial marketplace might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as other than temporary in future periods, resulting in additional write-downs.

Federal Home Loan Bank of Boston Stock. Union is a member of the FHLB of Boston with an investment of $1.9 million in its Class B common stock at both September 30, 2009 and December 31, 2008. The Class B common stock has a five year notice requirement for redemption and there is no guarantee of future redemption. Also, there is the possibility of future capital calls by the FHLB of Boston on member banks to ensure compliance with its capital plan. Union’s investment in FHLB stock is carried as an Other Asset at cost and is nonmarketable. Similar to evaluating investment securities available-for-sale for other-than-temporary impairment, the Company has evaluated its investment in the FHLB of Boston. The FHLB of Boston has taken a number of steps to strengthen its capital position in the short term and preserve its capital in the wake of significant securities portfolio’s other-than-temporary impairment charges it has recorded in its investment portfolio starting during the fourth quarter of 2008 and each quarter thereafter. The FHLB of Boston remains in compliance with all regulatory capital ratios as of September 30, 2009. Dividend payments on the FHLB of Boston Class B common stock have been suspended since the third quarter of 2008 and a moratorium on excess stock repurchases has been implemented. Management’s most recent evaluation of the Company’s holdings of FHLB of Boston common stock concluded that Union will recover its investment in the FHLB of Boston stock at the stated par value.

Deposits. The following table shows information concerning the Company’s average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the periods ended September 30, 2009, and December 31, 2008:

	Nine Months Ended September 30, 2009			Year Ended December 31, 2008
	Average Amount	Percent of Total Deposits	Average Rate	Average Amount	Percent of Total Deposits	Average Rate
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$ 51,925	14.6	-	$ 51,774	15.6	-
NOW accounts	60,083	16.9	0.26%	55,764	16.8	0.55%
Money Market accounts	61,837	17.4	0.88%	52,403	15.8	1.94%
Savings accounts	43,235	12.2	0.31%	40,335	12.1	0.44%
Total nontime deposits	217,080	61.1	0.39%	200,276	60.3	0.75%
Time deposits:
Less than $100,000	80,689	22.8	2.52%	82,799	24.9	3.24%
$100,000 and over	57,147	16.1	2.55%	48,971	14.8	3.70%
Total time deposits	137,836	38.9	2.53%	131,770	39.7	3.40%
Total deposits	$354,916	100.0	1.22%	$332,046	100.0	1.81%

The Company participates in the Certificate of Deposit Account Registry Service (CDARS) of Promontory Interfinancial Network, LLC. There were $18.0 million of time deposits of $250,000 or less on the balance sheet at September 30, 2009 and $13.8 million at December 31, 2008 which were placed through CDARS and which are therefore considered to be “brokered” deposits. None of the Company’s CDARS deposits as of the respective balance sheet dates represent purchased deposits as all such deposits were matched dollar for dollar with Union’s customer deposits which were placed in other participating financial institutions in order to provide those customers with full FDIC insurance coverage.

The following table sets forth information regarding the Company’s time deposits in amounts of $100,000 and over at September 30, 2009 and December 31, 2008 that mature during the periods indicated:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Within 3 months	$20,844	$12,546
3 to 6 months	10,985	23,175
6 to 12 months	28,141	9,711
Over 12 months	6,205	10,889
	$66,175	$56,321

All deposit categories on average have grown during 2009. Time deposits in amounts of $100,000 and over have increased $9.9 million, or 17.5%, as the FDIC insurance coverage went from $100,000 to $250,000 in October 2008 and will remain at the higher level through at least December 31, 2013. It appears that customers have taken this change in insurance coverage as an opportunity to consolidate their time deposits into larger certificates and that Union Bank has been a beneficiary of this movement. Another large change has been the increase in reciprocal deposits through the CDARS program where only $1.6 million of the $13.8 million at December 31, 2008 were in certificates greater than $100,000 compared to $12.2 million of the $18.0 million at September 30, 2009.

Time deposits have trended towards very short duration because of the low interest rate environment and the perceived customer desire to be in a position to take advantage of the inevitable rise in interest rates. The majority of time deposits held by municipalities and school districts mature each year on June 30th which primarily explains the difference between the 3 to 6 months category at December 31, 2008 and the six to twelve months at September 30, 2009.

Borrowings. Borrowings from the FHLB of Boston were $25.8 million at September 30, 2009, at a weighted average rate of 4.33%, and $27.4 million at December 31, 2008, at a weighted average rate of 4.30%. Borrowings from FHLB of Boston were down at September 30, 2009 as the Company has not taken any new borrowing since April 2008 but made scheduled monthly payments on amortizing advances and in April and July of 2009 prepaid two amortizing advances totaling $1.0 million. The Company had no overnight federal funds purchased on September 30, 2009 or December 31, 2008.

OTHER FINANCIAL CONSIDERATIONS

Market Risk and Asset and Liability Management. Market risk is the potential of loss in a financial instrument arising from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices, and equity prices. As of September 30, 2009, the Company did not have any market risk sensitive instruments classified as held-to-maturity or acquired for trading purposes. The Company’s market risk arises primarily from interest rate risk inherent in its lending, investing, deposit taking and borrowing activities as yields on assets change in a different time period or to a different extent from that of interest costs on liabilities. Many other factors also affect the Company’s exposure to changes in interest rates, such as national, regional and local economic and financial conditions, financial market conditions, regulatory actions and initiatives, competitive pressures, customer preferences including loan prepayments and/or early withdrawal of time deposits, and historical pricing relationships.

The earnings of the Company and its subsidiary are affected not only by general economic, financial, and credit market conditions, but also by the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve System. The monetary policies of the Federal Reserve System influence, to a significant extent, the overall growth of loans, investments, deposits and borrowings; the level of interest rates earned on assets and paid for liabilities; and interest rates charged on loans and paid on deposits. The nature and impact of future changes in monetary policies are often not predictable. The dramatic change in the financial markets in a very short window of time during 2008 proved that monetary policies are not foolproof and that “exotic” investment vehicles that had been allowed to proliferate over the last twenty years were often not solidly based or understood, monitored and policed by the appropriate regulatory agencies. The Company did not invest in any of the “exotic” vehicles directly but had invested in companies and agencies that have been hurt by their investments or operating practices. Few predicted the 400 basis point drop in the Prime Rate in 2008 or the stagnation of the financial market and the economy in the last four months of 2008 that has continued throughout 2009 to date.

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

Members of the ALCO meet at least weekly to set loan and deposit rates, make investment decisions, monitor liquidity and evaluate the loan demand pipeline. Deposit runoff is monitored daily and loan prepayments evaluated monthly. The Company historically has maintained a substantial portion of its loan portfolio on a variable-rate basis and plans to continue this Asset/Liability Management (ALM) strategy in the future. Portions of the variable-rate loan portfolio have interest rate floors and caps which are taken into account by the Company’s ALM modeling software to predict interest rate sensitivity, including prepayment risk. The utilization of interest rate floors on variable rate loans has become Company policy for loans originated during 2009 due to the historic low interest rates. As of September 30, 2009, the investment portfolio was all classified as available-for-sale and the modified duration was relatively short. The Company does not utilize any exotic derivative products or invest in any “high risk” instruments.

The Company’s interest rate sensitivity analysis (simulation) as of December 2008 for a flat rate environment (the prime rate at both December 31, 2008 and September 30, 2009 was 3.25%) projected the following for the nine months ended September 30, 2009, compared to the actual results:

	September 30, 2009
	Projected	Actual	Percentage Difference
	(Dollars in thousands)
Net Interest Income	$12,899	$13,388	3.8%
Net Income	$ 3,374	$ 3,947	17.0%
Return on Assets	1.06%	1.20%	13.2%
Return on Equity	11.82%	13.35%	12.9%

The $489 thousand positive difference between actual net interest income of $13.4 million and projected of $12.9 million for the nine months ended September 30, 2009 is mainly due to the positive difference in fees generated on loans which totaled $696 thousand compared to projected of $380 thousand.

Actual net income is higher than projected by $573 thousand mainly due to higher than expected gain on sale of loans, which was projected at $56 thousand, while actual net gain for the nine months ended September 30, 2009 was $800 thousand. Also contributing to higher than projected net income was a net gain on sales of investment securities available-for-sale of $74 thousand which had not been projected, the recognition of net mortgage servicing rights which were $261 thousand higher than projected due to the strong sales of residential mortgage loans with servicing retained during the first nine months of 2009, a positive variance of $152 thousand in medical insurance costs due to the reversal of a 2008 accrual of $156 thousand when the run-out from the self insured medical plan during the first six months of 2009 was less than anticipated, and the fact that the Company has incurred $76 thousand in losses on impaired assets (OREO) for the first nine months of 2009 versus projected of $180 thousand. Partially offsetting the above mentioned positive impacts were lower overdraft fees of $899 thousand compared to projected of $995 thousand, as it appears that the tightening economy has resulted in our deposit customers managing their deposit accounts more closely and avoiding unnecessary outlays like overdraft fees; the increased FDIC assessment for insurance coverage, which was projected at $351 thousand and actual was $566 thousand, inclusive of the $191 thousand special emergency assessment as of June 30, 2009; the actual expense for the defined benefit pension plan of $815 thousand compared to the forecast of $563 thousand; and the $241 thousand in delivery fees paid on sales of loans included in other expenses in 2009 which had been netted against gain on sales of loans in the original projection.

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

The following table details the contract or notional amount of financial instruments that represent credit risk at the dates indicated:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Commitments to originate loans	$17,834	$ 9,114
Unused lines of credit	37,869	41,680
Standby letters of credit	2,361	1,949
Credit card arrangements	1,731	1,735
FHLB of Boston MPF credit enhancement obligation, net	86	62
Total	$59,881	$54,540

Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have a fixed expiration date or other termination clause and may require payment of a fee. Since many of the loan commitments are expected to expire without being drawn upon and not all credit lines will be utilized, the total commitment amounts do not necessarily represent future cash requirements.

Commitments to originate loans increased between December 31, 2008 and September 30, 2009 as loan demand remains strong. Specifically at September 30, 2009, there were two commercial real estate commitments totaling $7.4 million that account for the majority of the change.

The Company did not hold or issue derivative or hedging instruments during the quarter or nine months ended September 30, 2009.

The Company’s subsidiary bank is required (as are all banks) to maintain vault cash or a noninterest bearing reserve balance as established by Federal Reserve regulations. The Bank’s average total reserve for the 14 day maintenance period including September 30, 2009 was $392 thousand and for December 31, 2008 was $423 thousand, both of which were satisfied by vault cash. The Company has also committed to maintain a noninterest bearing contracted clearing balance of $1.0 million at September 30, 2009 with the Federal Reserve Bank of Boston.

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

The following table shows the Company’s rate sensitivity analysis as of September 30, 2009:

	Cumulative repriced within
	3 Months or Less	4 to 12 Months	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
	(Dollars in thousands, by repricing date)
Interest sensitive assets:
Overnight deposits	$ 25,261	$ -	$ -	$ -	$ -	$ 25,261
Interest bearing deposits in banks	3,284	10,837	5,480	1,079	-	20,680
Investment securities available-for-sale (1)(3)	1,119	2,021	4,738	5,027	10,986	23,891
FHLB Stock	-	-	-	-	1,922	1,922
Loans and loans held for sale (2)(3)	109,821	56,893	61,840	67,140	56,226	351,920
Total interest sensitive assets	$139,485	$69,751	$72,058	$ 73,246	$ 69,134	$423,674

Interest sensitive liabilities:
Time deposits	$42,061	$77,242	$18,530	$ 6,009	$ -	$143,842
Money markets	22,078	-	-	-	40,885	62,963
Regular savings	7,357	-	-	-	36,898	44,255
NOW accounts	20,277	-	-	-	38,987	59,264
Borrowed funds	204	629	3,368	7,262	14,294	25,757
Total interest sensitive liabilities	$ 91,977	$77,871	$21,898	$ 13,271	$131,064	$336,081

Net interest rate sensitivity gap	$ 47,508	$ (8,120)	$50,160	$ 59,975	$ (61,930)	$ 87,593
Cumulative net interest rate sensitivity gap	$ 47,508	$39,388	$89,548	$149,523	$ 87,593
Cumulative net interest rate sensitivity gap as a percentage of total assets	10.7%	8.9%	20.2%	33.7%	19.7%
Cumulative net interest rate sensitivity gap as a percentage of total interest sensitive assets	11.2%	9.3%	21.1%	35.3%	20.7%
Cumulative net interest rate sensitivity gap as a percentage of total interest sensitive liabilities	14.1%	11.7%	26.6%	44.5%	26.1%

____________________

(1)

Investment securities available-for-sale exclude marketable equity securities and mutual funds with a fair value of $8 and $69 thousand, respectively, that may be sold by the Company at any time.

(2)

Balances shown include deferred unamortized loan costs of $50 thousand.

(3)

Estimated repayment assumptions considered in Asset/Liability model.

Simulation Analysis. In its simulation analysis, the Company uses computer software to simulate the estimated impact on net interest income and capital (Net Fair Value) under various interest rate scenarios, balance sheet trends, and strategies over a relatively short time horizon. These simulations incorporate assumptions about balance sheet dynamics such as loan and deposit growth, product pricing, prepayment speeds on mortgage related assets, principal maturities or calls on other financial instruments, and changes in funding mix. While such assumptions are inherently uncertain as actual rate changes rarely follow any given forecast and asset-liability pricing and other model inputs usually do not remain constant in their historical relationships, management believes that these assumptions are reasonable. Based on the results of these simulations, the Company is able to quantify its estimate of interest rate risk and develop and implement appropriate strategies.

The following chart reflects the cumulative results of the Company’s latest simulation shock analysis for the next twelve months on net interest income, net income, return on assets, return on equity and the net fair value ratio. Shocks are intended to capture interest rate risk under extreme conditions by immediately shifting to the new level. The projection utilizes a proportional rate shock, of up 300 basis points and down 100 basis points from the September 30, 2009 prime rate of 3.25%. A 300 basis point shock is the highest internal slope monitored. This slope range was determined to be the most relevant during this economic cycle. It should be noted that given the low current prime rate and other key rates at September 30, 2009, the floor rates on various loan and deposit rates may have already been reached or be hit in a down 100 basis point environment which is handled by the simulation model. What the model cannot take into account is what rates the Company will be pressured to accept on loans or pay on deposits given the current competitive, low interest rate environment.

Interest Rate Sensitivity Analysis Matrix
12 Months Ending	Prime Rate	Net Interest Income	Change %	Net Income	Return on Assets %	Return on Equity %	Net Fair Value Ratio
(Dollars in thousands)
September 2010	6.25%	$21,831	19.7	$7,409	1.75	17.57	6.80%
	3.25%	$18,233	0.0	$4,939	1.13	11.68	10.15%
	2.25%	$16,980	(6.9)	$4,079	0.91	9.54	11.21%

The resulting projected cumulative effect of each of these estimates on net interest income and the net fair value ratio for the twelve month period ending September 30, 2010, are within approved ALCO guidelines for interest rate and price risks. The return on assets and equity in a flat and down 100 basis point shock scenario are lower than Board guidelines. The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk under different rate scenarios.

Liquidity. Managing liquidity risk is essential to maintaining both depositor confidence and stability in earnings. Liquidity is a measurement of the Company’s ability to meet potential cash requirements, including ongoing commitments to fund deposit withdrawals, repay borrowings, fund investment and lending activities, and for other general business purposes. The Company’s principal sources of funds are deposits, amortization and prepayment of loans and securities, maturities of investment securities and other short-term investments, sales of securities and loans available-for-sale, earnings and funds provided from operations. Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities, reduces the Company’s exposure to rollover risk on deposits and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments, draws on unused lines of credit and requests for new loans. The Company’s strategy is to fund assets, to the maximum extent possible, with core deposits that provide a sizable source of relatively stable and low-cost funds. For the quarter ended September 30, 2009, the Company’s ratio of average loans to average deposits dropped to 95.24% compared to the prior year of

98.50% as the Company’s deposit base continued to grow with the addition of two new full service branches in the third quarter of 2008 and the continuing practice of selling qualified long-term, low-rate residential mortgages to the secondary market.

In addition, as Union Bank is a member of the FHLB of Boston, it had access to unused lines of credit up to $4.6 million at September 30, 2009 over and above the $25.8 million term advances already drawn on the lines, based on a FHLB of Boston estimate as of that date. With the purchase of required FHLB of Boston Class B common stock and evaluation by the FHLB of Boston of the underlying collateral available, that amount could rise to approximately $28.2 million. This line of credit can be used for either short-or-long-term liquidity or other needs. In addition to its borrowing arrangements with the FHLB of Boston, Union Bank maintains two $3.0 million pre-approved Federal Funds lines of credit with upstream correspondent banks, a small repurchase agreement line with a brokerage house, and access to the Federal Reserve Discount window, which would require pledging of qualified assets. There was no balance outstanding on either federal funds purchase line or repurchase agreement line at September 30, 2009.

Union is a member of the Certificate of Deposit Account Registry Service (“CDARS”) of Promontory Interfinancial Network which allows Union to provide higher FDIC deposit insurance to customers by exchanging deposits with other members and allows Union to purchase deposits from other members as another source of funding. There were no purchased deposits at either September 30, 2009 or December 31, 2008, although Union had exchanged $18.0 million and $13.9 million of deposits, respectively, with other CDARS members at those dates.

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

The Company’s management monitors current and projected cash flows and adjusts positions as necessary to maintain adequate levels of liquidity. Although approximately 82.6% of the Company’s time deposits will mature within twelve months, that level is in line with the level in each of the preceding five years, which ranged from 74.0% to 87.8%. The deposit gathering activities of financial institutions generally have been affected by low interest rates which have made customers reluctant to lock in funds for a longer term but recently the short term rates have dropped so low that we are starting to see customers extending out to receive a better rate. In the future, as interest rates rise, this may lead to early redemptions by customers which presents its own liquidity issue which will have to be managed. Since rates have fallen during the last two years, as customers’ time deposits matured, the rollover interest rate available to those customers is most often much lower than their previous deposit rate and therefore the cost of funding has been dropping. This phenomenon is happening throughout the banking industry and the Company is optimistic that it can maintain and grow its customer deposit base through good customer service, new deposit products offered, competitive but prudent pricing strategy and the continued expansion of the branch network with the opening of full service branches in St. Albans and Danville, Vermont during the third quarter of 2008. Management believes that the introduction of more electronic options for deposit products and their off premise utilization through the internet will also assist in the growth of the deposit base. The relationships developed with local municipalities, businesses and retail customers and the variety of deposit products offered should, in management’s view, help to ensure that Union Bank will retain a substantial portion of these deposits. Management will continue to offer a competitive but prudent pricing strategy to facilitate retention of such deposits.

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

Capital Resources. Capital management is designed to maintain an optimum level of capital in a cost-effective structure that meets target regulatory ratios; support management’s internal assessment of economic capital; fund the Company’s business strategies; and build long-term stockholder value. Dividends are generally in line with long-term trends in earnings per share and conservative earnings projections, while sufficient profits are retained to support anticipated business growth, fund strategic investments and provide continued support for deposits. The Company and its subsidiary are considered well capitalized under the capital adequacy requirements to which they are subject. The Company continues to evaluate growth opportunities both through internal growth or potential acquisitions. The higher dividend payouts and treasury stock purchases of the last few years reflect the Board’s desire to utilize our capital for the benefit of the stockholders until the right growth opportunities are found.

The total dollar value of the Company’s stockholders’ equity at September 30, 2009 of $40.3 million was up $1.1 million from December 31, 2008 at $39.2 million, reflecting net income of $3.9 million for the first nine months of 2009 and stock based compensation expense of $9 thousand, less cash dividends paid of $3.5 million, the purchase of 12,570 shares of treasury stock totaling $210 thousand, and a decrease of $840 thousand in accumulated other comprehensive loss.

Union Bankshares, Inc. has 7,500,000 shares of $2.00 par value common stock authorized. As of September 30, 2009, the Company had 4,921,786 shares issued, of which 4,462,028 were outstanding and 459,758 were held in treasury.

The Board of Directors has authorized the repurchase of up to 100,000 shares of common stock, or approximately 2.2%, of the Company’s outstanding shares at the authorization date, for an aggregate repurchase cost not to exceed $2.15 million. Shares can be repurchased in the open market or in negotiated transactions. The repurchase program is open for an unspecified period of time and was reauthorized by the Board of Directors at their March 19, 2008 meeting. The Company repurchased 12,570 shares under this program, for a total cost of $210 thousand, during the first nine months of 2009, and 98,810 shares at a total cost of $1.9 million since the inception of the program in November 2005.

The Company has reserved 50,000 shares for issuance under the 2008 Incentive Stock Option Plan of Union Bankshares, Inc. and Subsidiary. The stock to be issued upon exercise of options granted under this Plan consists of authorized but unissued shares of the common stock and/or shares held in treasury. During the third quarter of 2009, no incentive stock options were granted pursuant to the 2008 plan. As of September 30, 2009 there were 4,000 employee incentive stock options outstanding which become exercisable in January 2010 and as of such date there was $3 thousand of unrecognized compensation cost related to nonvested stock options granted under the 2008 Plan. As of September 30, 2009, options for 7,500 shares granted under the Company’s previous incentive stock option plan were outstanding, vested and exercisable; however none of those options were “in the money”. There were no options exercised under either plan during the first nine months of 2009.

Union Bankshares, Inc. and Union Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Management believes that as of September 30, 2009, that both companies met all capital adequacy requirements to which they are subject. As of September 30, 2009, the most recent calculation categorized Union Bank as well capitalized under the regulatory framework for prompt corrective action. The prompt corrective action capital category framework applies to FDIC insured depository institutions such as Union but does not apply directly to bank holding companies such as the Company. To be categorized as well capitalized, Union Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. As a bank holding company, the Company is subject to substantially similar capital adequacy requirements of the Federal Reserve Board. There are no conditions or events between September 30, 2009 and November 13, 2009 that management believes have changed either company’s category.

Union Bank’s and the Company’s actual capital amounts and ratios as of September 30, 2009, are presented in the following table:

	Actual		Minimums For Capital Requirements		Minimums To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk weighted assets
Union Bank	$46,089	15.7%	$23,560	8.0%	$29,450	10.0%
Company	$42,231	15.7%	$23,617	8.0%	N/A	N/A
Tier I capital to risk weighted assets
Union Bank	$42,533	14.4%	$11,782	4.0%	$17,673	6.0%
Company	$42,675	14.5%	$11,813	4.0%	N/A	N/A
Tier I capital to average assets
Union Bank	$42,533	9.7%	$17,485	4.0%	$21,857	5.0%
Company	$42,675	9.7%	$17,544	4.0%	N/A	N/A

The Company remains focused on long-term growth and an above-average shareholder return. It has become more important than ever in today’s economic environment for banks to ensure and plan ahead to maintain strong capital reserves. A quarterly cash dividend of $0.25 per share was declared to shareholders of record October 31, 2009, payable November 12, 2009. Dividends for the previous three quarters were $0.25, $0.25 and $0.28 per share, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Information called for by this item is incorporated by reference in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption OTHER FINANCIAL CONSIDERATIONS on pages 41-48.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2009. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 2009	3,605	$15.31	3,605	4,100
August 2009	2,218	$16.06	2,218	1,882
September 2009	692	$17.34	692	1,190

(1)

All repurchases shown in the table were made pursuant to an informal stock repurchase program adopted in 2005 and reauthorized in 2008 under which the Company may repurchase up to $2.15 million or 100,000 shares of common stock, or approximately 2.2% of the Company’s outstanding shares as of the authorization date. Shares can be repurchased in the open market or in negotiated transactions. The repurchase program is open for an unspecified period of time and as such was reauthorized by the Board of Directors at their March 19, 2008 meeting. The Company repurchased 12,570 shares under this program for a total cost of $210 thousand during the first nine months of 2009. Since inception of the program, the Company has repurchased 98,810 shares at a total cost of $1.9 million.

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

November 13, 2009	Union Bankshares, Inc.

/s/ Kenneth D. Gibbons
Kenneth D. Gibbons
Director, President and Chief Executive Officer

November 13, 2009	/s/ Marsha A. Mongeon
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