Form 10-Q/A
period 2009-09-30
UNION BANKSHARES INC
filed 2010-01-07
CIK 706863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note: The September 30, 2009 Form 10-Q is being amended to correct the following two clerical errors in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in Part I, Item 2 of the report:

(1) In the MD&A section on Market Risk and Asset and Liability Management on page 42 of the original filing Projected Net Interest Income was understated by $380 thousand and should have been $13,279 thousand instead of $12,899 thousand. This correction reduces the percentage difference between projected and actual net interest income to 0.8% instead of 3.8% as previously reported. The corrected information appears on page 30 of this Amendment.

(2) In the MD&A section on Capital Resources on page 48 of the original filing the Total Capital to risk weighted assets for the Company was mistakenly reported as $42,231 thousand and the correct amount was $46,231 thousand. All the other amounts and ratios in the table are unchanged. The corrected information appears on page 36 of this Amendment.

A conforming change was made to the MD&A page number references in the Quantitative and Qualitative Disclosures About Market Risk (Part 1, Item 3).

UNION BANKSHARES, INC.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	4
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	36
Item 6. Exhibits.	36

Signatures	37

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

The Company’s interest rate sensitivity analysis (simulation) as of December 2008 for a flat rate environment (the prime rate at both December 31, 2008 and September 30, 2009 was 3.25%) projected the following for the nine months ended September 30, 2009, compared to the actual results:

	September 30, 2009
	Projected	Actual	Percentage Difference
	(Dollars in thousands)
Net Interest Income	$13,279	$13,388	0.8%
Net Income	$ 3,374	$ 3,947	17.0%
Return on Assets	1.06%	1.20%	13.2%
Return on Equity	11.82%	13.35%	12.9%

The $109 thousand positive difference between actual net interest income of $13.4 million and projected of $13.3 million for the nine months ended September 30, 2009 is mainly due to the positive difference in fees generated on loans which totaled $696 thousand compared to projected of $380 thousand partially offset by greater commercial real estate loan refinancing at lower rates than had been anticipated.

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

Union Bank’s and the Company’s actual capital amounts and ratios as of September 30, 2009, are presented in the following table:

	Actual		Minimums For Capital Requirements		Minimums To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk weighted assets
Union Bank	$46,089	15.7%	$23,560	8.0%	$29,450	10.0%
Company	$46,231	15.7%	$23,617	8.0%	N/A	N/A
Tier I capital to risk weighted assets
Union Bank	$42,533	14.4%	$11,782	4.0%	$17,673	6.0%
Company	$42,675	14.5%	$11,813	4.0%	N/A	N/A
Tier I capital to average assets
Union Bank	$42,533	9.7%	$17,485	4.0%	$21,857	5.0%
Company	$42,675	9.7%	$17,544	4.0%	N/A	N/A

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Information called for by this item is incorporated by reference in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption OTHER FINANCIAL CONSIDERATIONS on pages 29-36.

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

January 6, 2010	Union Bankshares, Inc.

/s/ Kenneth D. Gibbons
Kenneth D. Gibbons
Director, President and Chief Executive Officer

January 6, 2010	/s/ Marsha A. Mongeon
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