Form 10-K
period 2009-12-31
UNION BANKSHARES INC
filed 2010-03-31
CIK 706863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009	Commission file number 001-15985

UNION BANKSHARES, INC.

VERMONT	03-0283552

P.O. BOX 667

20 LOWER MAIN STREET

MORRISVILLE, VT 05661-0667

Registrant’s telephone number:   802-888-6600

Former name, former address and former fiscal year, if changed since last report: Not applicable

Securities registered pursuant to section 12(b) of the Act:

Common Stock, $2.00 par value	The NASDAQ Stock Market LLC
(Title of class)	(Exchanges registered on)

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

The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2009 was $43,486,747 based on the closing price on the NASDAQ Stock Market LLC on such date of $14.40 per share. For purposes of this calculation, all directors, executive officers, and named executives of the Registrant are assumed to be affiliates. Such assumption, however, shall not be deemed to be an admission of such status as to any such individual.

As of March 15, 2010 there were 4,460,708 shares of the Registrant’s $2 par value common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specifically designated portions of the following documents are incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

Document	Part
Annual Report to Shareholders for the year ended December 31, 2009	I, II
Proxy Statement for the 2010 Annual Meeting of Shareholders	III

UNION BANKSHARES, INC.

Table of Contents

(a)

The information required by Part I, Item 2 and Part II, Items 5, 7, 7A, and 8 is incorporated herein by reference, in whole or in part, from the 2009 Annual Report to Shareholders. The incorporation by reference herein of portions of the 2009 Annual Report to Shareholders shall not be deemed to specifically incorporate by reference the information referred to in Item 201(e) of Regulation S-K.

(b)

The information required by Part III Items 10, 11, 12, 13 and 14 is incorporated herein by reference, in whole or in part, from the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 19, 2010. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to specifically incorporate by reference the information referred to in Items 407(d)(1)-(3) and 407(e)(5) of Regulation S-K.

Part I—Item 1 Description of Business

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

Union Bank opened two new full service branches in St. Albans and Danville, Vermont in July and October 2008, respectively. The St. Albans branch extends our service area to the western region of the state. The Company had both loan and deposit growth in 2008 and 2009 resulting from the opening of these branches.

Union has 155 full time equivalent employees. Union employees are not represented by any collective bargaining group. Management considers its employee relations to be satisfactory. The Company, itself, does not have any paid employees.

The Company’s income is derived principally from interest on loans and earnings on other investments. Its primary expenses arise from interest paid on deposits and borrowings and general overhead expenses. Our profitability depends primarily on net interest income, which is the difference between interest and dividend income on interest-earning assets, and interest expense on interest-bearing liabilities. Interest-earning assets include principally loans, investment securities, including mortgage-backed and related securities and interest-earning deposits in banks. Net interest income is dependent upon the level of interest rates and the extent to which such rates change, as well as changes in the volume of various categories of assets and liabilities. Our profitability is also dependent on the level of noninterest income, provision for loan losses, noninterest expense and income taxes. Our operations and profitability are subject to changes in interest rates, applicable statutes and regulations, and general economic conditions, as well as other factors beyond our control. The Company continues to reduce the impact of interest rate changes on its net interest income by shortening the term of its interest-earning assets to better match the terms of our interest-bearing liabilities and by selling long-term fixed rate loans. See Market Risk and Asset and Liability Management in Part II-Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”. The consolidated assets of the Company have grown $88 million from $359 million to $447 million over the last five years, or 24.5%, while consolidated deposits have grown $62 million from $307 million to $369 million, or 20.3%, during that same period. Please refer to the consolidated financial statements and supplementary data of the Company’s 2009 Annual Report to Shareholders, contained in Exhibit 13 to this report and incorporated herein by reference for further details.

Description of Services: The Company offers full retail and commercial banking services to its customers including image checking and E-statements. The Company primarily emphasizes providing retail banking services to individuals living within its market area and commercial banking services to small and medium-sized corporations, partnerships, and sole proprietorships, as well as nonprofit organizations, local municipalities and school districts. Management believes that quality products and services, cross-selling initiatives, relationship building and outstanding customer service are all key elements to community banking. The Company’s lending activities are targeted at increasing residential mortgage and construction loan originations, and expanding commercial and municipal lending, including the commercial real estate market. The Company works with customers and its business partners and government agencies to design financing that best meets our customers’ needs, which might include involvement of the Vermont or New Hampshire Housing Finance agencies, the Small Business Administration (“SBA”), the U.S. Department of Agriculture Rural Development Agency, the Federal Home Loan Bank (“FHLB”) of Boston or Efficiency Vermont, to name a few. The Company utilizes its lending activities to develop broader customer relationships in areas served by its network of branches as a means to augment deposits. The Company produces loans for its portfolio as well as periodically sells or participates out a portion of the loans produced to mitigate interest rate or credit risk. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) “Discussion of Financial Condition” in Part II-Item 7, and incorporated herein by reference, for information on asset quality and the composition of the Company’s loan portfolio by type of loan, including loans held for sale.

The Company’s retail loan portfolio consists primarily of residential mortgage loans, construction (B.U.I.L.D.) loans, home equity loans or lines of credit, traditional installment loans and personal lines of credit. The Company’s commercial loan portfolio consists of term loans, lines of credit, commercial construction loans and commercial and multi-family real estate loans provided to primarily locally based borrowers. The municipal loan portfolio consists of term loans and construction financing.

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

•

Home improvement loans and overdraft checking privileges against preauthorized lines of credit;

•

Retail depository services including personal checking accounts, NOW accounts, savings accounts, money market accounts, certificates of deposit, IRA/SEP/KEOGH accounts and Health Savings accounts; and

•

Trust and asset management services to individuals and organizations.

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

Consistent with the objective of the Company to serve the needs of individuals, businesses and others within the communities served, the Company seeks to concentrate its assets in loans. For the year ended December 31, 2009, the Company’s rate of average loans to average deposits was 98.2%. To be consistent with the requirements of prudent banking practices, adequate assets are invested in high-grade securities or FDIC insured certificates of deposits to provide liquidity, diversification of income sources and safety. Deposits are the primary source of funds for use in lending, investing and for other general purposes. In addition we obtain funds from principal repayments, sales and prepayments of loans, securities and FDIC insured certificates of deposit. Other funding sources include brokered deposits purchased through CDARS, borrowings from the FHLB of Boston, correspondent banks or the Federal Reserve discount window. See MD&A, “Discussion of Financial Condition” in Part II-Item 7, and incorporated herein by reference, for information on the composition of Union’s investment portfolio by type and maturity as well as other sources of liquidity.

The risk of nonpayment (or deferred payment) of loans is inherent in commercial banking. The Company’s marketing focus on individuals and small- to medium-sized businesses results in the assumption by it of certain lending risks. Management carefully evaluates all loan applications and attempts to minimize credit risk exposure by the use of uniform loan underwriting guidelines, and approval and monitoring procedures. However, there can be no assurance that such measures will entirely reduce such lending risks. See MD&A “Risk Factors” in Part II-Item 7 and incorporated herein by reference, for additional information about the risks inherent in the Company’s business.

Source of Business: Management believes that the market segments targeted, individuals, small to medium sized businesses, and municipalities in the Company’s market area, demand the convenience and personal service that a smaller, independent financial institution can offer. It is these themes of convenience and personal service that form the basis of the Company’s business development strategies. At December 31, 2009, Union maintained 14 branch offices and 30 ATMs, and also provided many of its services via the telephone and through its website, www.unionbankvt.com.

Management’s operational strategy includes continued evaluation of growth opportunities and of changing market needs and the design and implementation of products and services to meet those needs, as well as the establishment and maintenance of infrastructure necessary to deliver those products and services effectively and efficiently. Measures taken by management in recent years to implement this approach have included the expansion of a loan production office to a full service branch location in Littleton, New Hampshire in March 2006; the introduction of a new, more competitive small business checking account; and the addition of another ATM location. Strategies for 2007 included the expansion of the Company’s Main Office; the announcement of two additional branch locations in Danville and St. Albans, Vermont which were completed in 2008; the installation of new “platform” software to streamline new deposit processing; document imaging; Check 21 imaging; and a new internal computer network. In addition to the completion of the two aforementioned branches, strategies for 2008 included the addition of remote item capture at all branches; the addition in the trust services division of another experienced officer; the addition of new avenues to sell loans via the FHLB of Boston Mortgage Partnership Finance Program; the strengthening of relationships with other local financial institutions to be able to share services or participate loans to; the introduction of Health Savings and electronic “VIRTUA!” accounts; the introduction of the “Greenlend” energy efficiency and renewable energy loan programs; the outsourcing of the Company’s transfer agent responsibilities to provide shareholders with “book entry” securities and online access to their investor information; and a successful effort to take advantage of the new technologies implemented to promote internal efficiencies which resulted in a decrease in the number of full-time equivalent employees during 2008 despite the addition of two new branch locations. Strategies for 2009 included increasing visibility of the Company and its services in the two communities where branches were opened in the second half of 2008; reviewing the profitability of branch and ATM locations, which led to the closing of one small branch in Hyde Park, Vermont and one ATM in West Burke, Vermont; reduction in administrative expenses and the number of full time equivalent staff by outsourcing statement preparation and mail operations, decreased courier expenses by reworking the schedule, and moving more of the work to internal employees; a review of internal operating procedures to streamline back office functions without compromising internal controls and selling the majority of qualified residential mortgage loans to mitigate future interest rate risk. Strategies for 2010 include exploring expansion opportunities; evaluating the offering of remote deposit capture to commercial customers; development of an internal data center backup site which will reduce operating expenses; implementation of new loan and deposit origination software which will automate and speed up processing; and continuing to closely monitor credit and interest rate risk given the current state of the financial markets and the economy. The directors and management of the Company intend to continue to offer products and services that will allow the Company to manage responsibly the growth of its assets, while building and enhancing stockholder value, preserving Union Bank’s image as a premier Vermont community bank and building that reputation in the northern New Hampshire market.

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

Competition: The Company and Union face substantial competition for loans and deposits in their market area from local and regional commercial banks, savings banks, tax-exempt credit unions, mortgage brokers, and financial services affiliates of bank holding companies, as well as from national financial service providers such as mutual funds, brokerage houses, insurance companies, consumer finance companies and internet banks. Within the Company’s market area are branches of several commercial and savings banks that are substantially larger than the Company. Union focuses on its community banking niche and on providing convenient locations, hours and modes of delivery to provide superior customer service. We have seen over the last four months of 2008 and throughout 2009, a trend by customers to turn to local community banks to fulfill their financial needs with organizations and people they know and trust. We are hopeful that this trend will continue.

In order to compete with the larger financial institutions in its service area, Union capitalizes on the flexibility and local autonomy which is accorded by its independent status. This includes an emphasis on personal service, timely decision making, local promotional activity, and personal contacts and community service by Union’s officers, directors and employees. The Company strives to educate the public about the strength of the Company and the status of the local economy in light of the national and global problems in the real estate and financial markets.

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

The Company competes for personal and institutional trust and asset management business with trust companies, commercial banks having trust departments, investment advisory firms, brokerage firms, mutual funds and insurance companies.

The competitive environment for financial institutions has undergone significant change in recent years (see “Financial Services Modernization” below) and the Company anticipated a significant scale back of the powers granted to various financial institutions given the meltdown in the financial markets in late 2008. It is unfortunate that “community banks” are being blamed for many of the problems, since as a community banking organization like Union Bankshares, which engages in traditional banking activities, differs markedly from the large international financial organizations that engage in risky financial activities and that may have a retail bank as part of their portfolio of companies. The wide scale regulatory measures that have been implemented or proposed as a result of the financial market meltdown of 2008 have not specifically targeted the abusers of the industry but have often been aimed at all “banks”. These measures have had, and will have, a negative impact on the Company’s and its customers’ operational and financial results. In addition, the failure and press coverage of 140 banks during 2009 and the 37 to date in 2010 have detracted from the public’s view of the banking industry as safe and sound. The Company and its officers will continue to be active members of the communities we serve and strong advocates for community banks and the safety and soundness of these institutions.

Tax-exempt credit unions are becoming an increasingly significant source of competition. Credit union common bond requirements and the definition of a credit union “member” have been interpreted liberally by federal and state credit union regulators while at the same time, the scope of products credit unions are permitted to offer has steadily expanded, resulting in greater penetration of this tax-advantaged segment of the financial services industry into traditional banking markets. In February of 2003, the SBA expanded the eligibility of certain lending programs to include all credit unions. In addition, during 2005, Vermont’s credit union statute was comprehensively updated, granting state-chartered credit unions significantly expanded powers to offer financial products and services beyond those traditionally offered by credit unions and recently some credit unions have been granted state wide access to customers (i.e. you live in the state of Vermont, you can be a member).

Competitive change is also occurring due to rapid technological advances which increasingly permit the delivery of financial products and services without the need for a physical presence in the market area served and which also are likely to diminish the importance of traditional “bricks and mortar” in market presence and reduce the role of financial intermediaries, such as banks, in the transfer of funds between parties. As a result, the Company’s future success will depend in part on its ability to address customers’ needs by using technology to market and deliver its products and services.

Recent Developments: The U.S. and global economies have experienced and are experiencing significant stress and disruptions in the financial sector. Dramatic slowdowns in the housing industry with falling home prices and increasing foreclosures and unemployment have resulted in major challenges for some financial institutions, including government-sponsored entities and investment banks. These issues have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.

Despite the volatile economy, Vermont has the lowest residential foreclosure rate in the country with 143 foreclosures in 2009, but the pace of foreclosures did increase 4.4% in 2009 from 2008. Also, as northern New England had not experienced the dramatic run up in housing prices, likewise, we have not seen property values drop as far as other parts of the country.

In late 2008, the United States Department of the Treasury implemented a Capital Purchase Program (“CPP”) under the Troubled Asset Relief Program (“TARP”) pursuant to which the Treasury purchased preferred stock from approved institutions, with certain limitations and restrictions. The TARP CPP was entirely voluntary. The Company and Union had at the time of announcement, and still have, strong capital (Tier 1 Risk-Based Capital ratio in excess of 14% and Total Risk-Based Capital ratio in excess of 15%). We did not knowingly originate or invest in subprime or interest only mortgages, nor in FNMA and FHLMC preferred stock. Upon reviewing details of the Treasury’s TARP CPP, we elected not participate in it. We have continued to make loans to creditworthy customers throughout 2009 as we increased the size of our loan portfolio, so our decision to refuse the federal government’s TARP CPP money did not have an adverse effect on our ability to make loans. Also, the U.S. Treasury (“the Treasury”) was granted the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets under TARP. This program is scheduled to end March 31, 2010.

In response to the financial crisis affecting the banking and financial markets, in October 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the FDIC temporarily increased the deposit insurance coverage limits to $250,000 per ownership category at each insured financial institution until December 31, 2009 and this increase in insurance coverage limits has since been extended to December 31, 2013. After receiving a recommendation from the Boards of the FDIC and the Federal Reserve System (the “FRB” or the “Federal Reserve”), the Treasury signed the systemic risk exception to the FDIC Act, enabling the FDIC to temporarily provide a 100% guarantee of the senior unsecured debt of all FDIC-insured institutions and their holding companies, as well as 100% of deposits in noninterest bearing transaction deposit accounts under a Temporary Liquidity Guarantee Program. Coverage under the Temporary Liquidity Guarantee Program was available for 30 days without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for noninterest bearing transaction deposits in excess of the $250,000 insured deposit limit through December 31, 2009. The Company made a decision to participate in the Temporary Liquidity Guarantee Program regarding the Noninterest Bearing Deposit Account Guarantee but to opt out of the Senior Unsecured Debt Guaranty portion of that program. The program regarding Noninterest Bearing Deposit Account Guarantee was extended until June 30, 2010 at a cost of 15 basis points per annum and the Company continues to participate.

The FDIC adopted a revised, risk-based assessment system to determine assessment rates to be paid by member institutions, such as Union. Under this revised assessment system, risk is defined and measured using an institution’s supervisory ratings, combined with certain other risk measures, including certain financial ratios and long-term debt issuer ratings. The annual risk based assessment rates for 2008 ranged from $0.05 to $0.43 per $100 of insured deposits. The annual risk based assessment rates for 2009 were from $0.12 to $0.50 for the first quarter and $0.07 to $0.775 for future assessment periods until changed by the FDIC. The FDIC also has introduced three adjustments that could be made to an institution’s initial base assessment rate starting in the second quarter of 2009: (i) a potential decrease for long-term unsecured debt, including senior and subordinated debt and, for smaller institutions, a portion of Tier 1 capital, (2) a potential increase for secured liabilities above a threshold amount; and (3) for non-Risk Category 1 institutions, a potential increase for brokered deposits above a threshold amount. The FDIC announced a special assessment of 5 basis points assessed on assets minus Tier 1 capital at June 30, 2009 and collected on September 30, 2009 which amounted to $191 thousand in additional noninterest expense for the Company for the year 2009, In November 2009, the FDIC adopted a final rule requiring insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of

2010, 2011, and 2012, on December 30, 2009, which resulted in the Company recording a zero risk weighted $1.8 million nonearning asset at December 31, 2009 as a prepaid asset. The FDIC has also announced that it will increase its current assessment rate by three basis points effective January 1, 2011 and has indicated that future special assessments are possible. The FDIC has the discretion to price deposit insurance according to risk for all insured institutions regardless of the level of their reserve ratio so future costs to the Company are undeterminable.

On February 10, 2009, the Secretary of the Treasury announced a new comprehensive financial stability plan (the “Financial Stability Plan”), authorized under the EESA. The major elements of the Financial Stability Plan include: (i) a capital assistance program that will invest in convertible preferred stock of certain qualifying institutions, (ii) a consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances, (iii) a new public-private investment fund that will leverage public and private capital with public financing to purchase up to $500 billion to $1 trillion of legacy “toxic assets” from financial institutions, and (iv) assistance for homeowners to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs. In addition, all banking institutions with assets over $100 billion were required to undergo a comprehensive “stress test” to determine if they have sufficient capital to continue lending and to absorb losses that could result from a more severe decline in the economy than projected. Institutions receiving assistance under the Financial Stability Plan going forward will be subject to higher transparency and accountability standards, including restrictions on dividends, acquisitions and executive compensation and additional disclosure requirements. To date, the Company has not participated in any resulting program from the Financial Stability Plan.

On September 3, 2009, the U.S. Treasury issued a policy statement (“the Treasury Policy Statement”) entitled “Principles for Reforming the U.S. and International Regulatory Capital Framework for Banking Firms”. The Treasury Policy Statement was developed in consultation with federal banking regulatory agencies and contemplates changes to the existing regulatory capital regime and affects all regulated banking organizations and other systemically important institutions. The Treasury Policy Statement calls for, among other things, higher and stronger capital requirements for all banking firms. The Treasury Policy Statement suggested that changes to the regulatory capital framework be phased in over a period of several years. The recommended schedule provides for a comprehensive international agreement by December 31, 2010, with the implementation of reforms by December 31, 2012, although it does remain possible that federal banking regulatory agencies could officially adopt, or informally implement, new capital standards at an earlier date.

On December 17, 2009, the Basel Committee on Banking Supervision issued a set of proposals (the “Capital Proposals”) that would significantly revise the definitions of Tier 1 capital and Tier 2 capital, with the most significant changes being to Tier 1 capital. Most notably, the Capital Proposals would disqualify certain structured capital instruments, such as trust preferred securities, from Tier 1 capital status. The Capital Proposals would also re-emphasize that common equity is the predominant component of Tier 1 capital by adding a minimum common equity to risk-weighted assets ratio and requiring that goodwill, general intangibles and certain other items that currently must be deducted from Tier 1 capital instead be deducted from common equity as a component of Tier 1 capital. The Capital Proposals also leave open the possibility that the committee will recommend changes to the minimum Tier 1 capital and total capital ratios of 4.0% and 8.0%, respectively.

Concurrently with the release of the Capital Proposals, the committee also released a set of proposals related to liquidity risk exposure (the “Liquidity Proposals”). The Liquidity Proposals have three key elements, including the implementation of (i) a “liquidity coverage ratio” designed to ensure that a bank maintains an adequate level of unencumbered, high-quality assets sufficient to meet the bank’s liquidity needs over a 30-day time horizon under an acute liquidity stress scenario, (ii) a “net stable funding ratio” designed to promote more medium and long-term funding of the assets and activities of banks over a one-year time horizon, and (iii) a set of monitoring tools that the committee indicates should be considered as the minimum types of information that banks should report to supervisors and that supervisors should use in monitoring the liquidity risk profiles of supervised entities.

Union Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank (“FHLB”) provides a central credit facility primarily for member institutions. Members of the FHLB are required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loan and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. Union Bank was in compliance with this requirement with an investment in FHLB of Boston (“FHLBB”) stock at December 31, 2009 of $1.9 million. At December 31, 2009, Union Bank had $31.0 million outstanding FHLBB advances.

The Federal Home Loan Banks are required to provide funds for certain purposes, including the resolution of insolvent thrifts in the late 1980s, and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB advances increased, a member bank affected by such reduction or increase would likely experience a reduction in its net interest income. Legislation has changed the structure of the Federal Home Loan Banks’ funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. In late 2008, the FHLBB increased its retained earnings target in light of ongoing market volatility, announced a moratorium on excess stock repurchases and suspended its dividend. In early 2009, the FHLBB reaffirmed those measures and further noted that there exists considerable uncertainty about the amount of future FHLBB dividend payouts. For 2009 and 2008, cash dividends from the FHLBB to Union Bank amounted to $0 and $63 thousand, respectively. There can be no assurance that these announcements and actions by the FHLBB will not ultimately cause a future decrease in the value of the FHLBB stock held by Union Bank. FHLBB remained in compliance with all regulatory capital ratios as of December 31, 2009, and, in the most recent information available, was classified “adequately capitalized” by their regulator as of September 30, 2009, FHLBB’s board of directors is unlikely to declare any dividends until they demonstrate a consistent pattern of positive net income, allowing growth in retained earnings, which will likely preclude a declaration of dividends for at least the first two quarters of 2010 according to a letter received from FHLBB.

It is not clear at this time what impact the various regulatory, liquidity and funding initiatives of the FRB, the FDIC, and other agencies that have been previously announced, and any additional programs that may be initiated in the future, will have on the Company and the U.S. and global financial markets.

Regulation and Supervision: The following discussion describes certain material elements of an extensive regulatory framework applicable to bank holding companies and their subsidiaries and provides certain information specific to the Company. The Company and Union are required to file periodic reports and other information with the various regulators. The regulatory framework is intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole, and not for the protection of security holders. To the extent that this information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions.

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

The regulations of these authorities govern certain of the operations of the Company and its subsidiary. The following discussion summarizes the material aspects of various significant federal and state banking laws and regulations that apply to the Company and Union. This summary does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

Federal Reserve Board Policies and Reserve Requirements. The monetary policies and regulations of the FRB have had a significant effect on the operating results of banks in the past and are expected to continue to do so in the future. FRB policies affect the levels of bank earnings on loans and investments and the levels of interest paid on bank deposits through the Federal Reserve System’s open-market operations in United States government securities, regulation of the discount rate and terms on bank borrowings from Federal Reserve Banks and regulation of non-earning reserve requirements. Regulation D promulgated by the FRB requires all depository institutions to maintain reserves against their transaction accounts (generally, demand deposits, NOW accounts and certain other types of accounts that permit payments or transfers to third parties) and non-personal time deposits (generally, money market deposit accounts or other savings deposits held by corporations or other depositors that are not natural persons, and certain other types of time deposits), subject to certain exemptions. As of December 31, 2009, Union’s reserve requirement was approximately $307 thousand which was satisfied by vault cash.

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

Source of Strength. Under FRB policy, bank holding companies, such as Union Bankshares, are required to act as a source of financial and management strength to their subsidiary banks, such as Union, and to commit resources to support them. This support may be called for at times when a bank holding company may not have the required resources to do so.

Interstate Banking. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 an adequately capitalized and managed bank holding company is permitted to acquire banks based outside its home state, generally without regard to whether the state's law would permit the acquisition. This Act also authorizes banks to merge across state lines thereby creating interstate branches. In addition, this Act permits banks to acquire existing interstate branches (short of merger) or to establish new interstate branches. States were given the right, exercisable before June 1, 1997, to prohibit altogether or impose certain limitations on interstate mergers and the acquisition or establishment of interstate branches. None of the states contiguous to Vermont (New Hampshire, New York and Massachusetts) has in effect any statute which would substantially impede the ability of a Vermont bank to acquire or create interstate branches directly or through an interstate merger. Similarly, Vermont law does not limit the ability of out-of-state banks to acquire or create branches in Vermont. Although interstate banking and branching may result in increased competitive pressures in the markets in which the Company operates, interstate branching may also present competitive opportunities for locally-owned and managed banks, such as Union, that are familiar with the local markets and that emphasize personal service and prompt, local decision-making. The ability to branch interstate has also benefited Union, as it has permitted the expansion of its banking operations into New Hampshire, with the conversion of its loan production office in Littleton to a full service branch in March of 2006.

Affiliate Restrictions. Bank holding companies and their affiliates are subject to certain restrictions under the Federal Reserve Act in their dealings with each other, such as in connection with extensions of credit, transfers of assets, and purchase of services among affiliated parties. Generally, loans or extensions of credit, issuances of guarantees or letters of credit, investments or purchases of assets by a subsidiary bank from a bank holding company or its affiliates are limited to 10% of the bank's capital and surplus (as defined by federal regulations) with respect to each affiliate and to 20% in the aggregate for all affiliates, and borrowings are also subject to certain collateral requirements. These transactions, as well as other transactions between a subsidiary bank and its holding company or other affiliates must generally be on arms-length terms, that is, on terms comparable to those involving nonaffiliated companies. Further, under the Federal Reserve Act and FRB regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in-arrangements in connection with extensions of credit or lease or sale of property, furnishing of property or services to third parties. The Company and Union are subject to these restrictions in their intercompany transactions.

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

Loans to Related Parties. The Company’s and Union’s authority to extend credit to their directors, executive officers and 10 percent stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of the Federal Reserve Act and Regulation O of the FRB thereunder. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based in part, on the amount of the bank’s capital. Under NASDAQ guidelines, any related party transaction including loans must be reviewed by the Company’s Audit Committee. In addition, under the federal Sarbanes-Oxley Act of 2002 (discussed below), the Company, itself, may not extend or arrange for any personal loans to its directors and executive officers. The Company has a Related Persons Transactions Approval Policy administered by the Company’s Board of Directors which incorporates applicable regulatory guidelines and requirements.

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

The sum of Tier 1, Tier 2 and Tier 3 Capital, less investments in unconsolidated subsidiaries, represents qualifying “Total Capital,” at least 50% of which must consist of Tier 1 Capital. Risk-based capital ratios are calculated by dividing Tier 1 Capital and Total Capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories or risk weights, based primarily on relative credit risk. The minimum Tier 1 Capital Ratio is 4% and the minimum Total Capital Ratio is 8%. The Leverage Ratio is determined by dividing Tier 1 Capital by adjusted average total assets. Although the minimum Leverage Ratio is 3%, most banking organizations are required to maintain Leverage Ratios of at least 1 to 2 percentage points above the minimum. A financial institution’s failure to meet minimum regulatory capital standards can lead to other penalties, including termination of deposit insurance or appointment of a conservator or receiver for the financial institution. Risk-based capital ratios are the primary measure of regulatory capital presently applicable to bank holding companies. Risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets.

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

At December 31, 2009, the Company’s consolidated Total and Tier I Risk-Based Capital Ratios were 15.3% and 14.1%, respectively, and its Leverage Capital Ratio was 9.7%, and it is considered well-capitalized under the above regulatory guidelines. There have been a number of recent proposals and suggestions by regulators, politicians and commentators that the capital ratio standards should be increased. Our current capital ratios are more than sufficient to satisfy any reasonably anticipated increase. However, an increase in the amount of capital that the Company or Union must maintain in order to support a given level of assets would reduce the amount of leverage that our capital could support. This might adversely affect our ability to increase our level of interest-earning assets or to allocate those assets in the best manner to generate interest income.

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

At December 31, 2009, Union’s Total and Tier 1 Risk-Based Capital Ratios were 15.3% and 14.1%, respectively, its Leverage Capital Ratio was 9.7% and is well-capitalized under the Prompt Corrective Action capital standards.

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

FDICIA also contains a variety of other provisions that may affect Union’s operations, including reporting requirements, regulatory guidelines for real estate lending, “truth in savings” disclosure provisions, and the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch.

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

Concentrated Commercial Real Estate Lending Regulations. The federal banking agencies, including the FDIC, have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of the total capital or (ii) total reported loans secured by multifamily and non-farm residential properties and loans for construction, land development, and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner occupied loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address the following key elements: board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending.

Deposit Insurance Premium Assessments. As a member of the FDIC, the deposits of Union are insured under the Deposit Insurance Fund (“DIF”) maintained by the FDIC up to $250,000 per ownership category until December 31, 2013, when the insured amount is currently scheduled to revert to $100,000. Noninterest bearing transaction accounts have unlimited FDIC insurance coverage until June 30, 2010 due to the Company’s participation in the federal government’s Temporary Liquidity Guarantee Program. Individual Retirement Accounts (“IRA’s”) are insured up to $250,000 permanently. These substantive changes in insurance coverage are designed to bolster consumer confidence in the safety of their money in banks and in the strength of the banking system.

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

For the year ended December 31, 2008, the Bank’s total FDIC insurance assessment expense was $87 thousand and for 2009 was $684 thousand including the special emergency assessment levied by the FDIC on September 30, 2009 which amounted to $191 thousand for Union. Due to the prepayment of assessments by the majority of financial institutions on December 31, 2009 for the fourth quarter of 2009 and the estimated assessments for all of 2010, 2011 and 2012, management is hopeful that there will not be any special assessments in 2010 and has estimated the total assessment expense for 2010 to be $485 thousand. However, given the uncertainty in the condition of the FDIC insurance fund and the large number of bank insolvencies in 2009 and to date in 2010, management’s estimate may be low. The prepaid amount will be expensed for financial reporting purposes gradually each quarter during the prepayment period. If our actual FDIC assessment during that period is less than the amount we prepay, the excess prepayment will be applied to future premiums we may owe, and any excess prepayment remaining on December 31, 2014 would be refunded to us. Although the prepayment had no direct income statement effect when made, it reduced the funds we have available for investment in interest-earning assets because the FDIC will not pay interest on the prepayment. At December 31, 2009, we prepaid $1.8 million to satisfy this requirement.

Brokered Deposits. FDICIA restricts the ability of an FDIC-insured bank to accept brokered deposits unless it is a well-capitalized institution under FDICIA's prompt corrective action guidelines. Union has accepted brokered deposits through its membership with the Certificate of Deposit Account Registry Service (“CDARS”) of the Promontory Interfinancial Network.

Consumer Protection Laws. In connection with its lending activities, Union is subject to a variety of federal and state laws designed to protect borrowers and to promote lending to various sectors of the economy and population. In addition to the provisions of the CRA and the federal Home Mortgage Disclosure Act (discussed above), Union is subject to, among other laws, the federal Real Estate Settlement Procedures Act, the federal Truth-in-Lending Act, the federal and Vermont Equal Credit Opportunity Acts, the federal Bankruptcy Abuse Prevention and Consumer Protection Act, and the federal and Vermont Fair Credit Reporting Acts. The Bank is also subject to laws and regulations to protect consumers in their deposit or electronic transactions with banks. While the list set forth herein is not exhaustive, it includes the Truth in Savings Act, the Electronic Funds Transfer Act and the Expedited Funds Availability Act including those mandating uniform disclosures to depositors with respect to rates of interest, fees, electronic fund transfers and other terms of consumer deposit accounts, and disclosure of its policy on the availability of deposited funds. Union must comply with applicable provisions of all the consumer protection laws and regulations as part of its ongoing customer relations. The Vermont Banking Department has the authority to enforce directly certain of these federal statutes.

Union is subject to the provisions of Title V of the Gramm-Leach-Bliley Act, which requires it to annually notify consumer customers of its information collection and sharing practices and restrict those practices in certain respects. In addition, Union is subject to similar but more restrictive requirements of the Vermont Banking Department. Generally those Vermont requirements prohibit the disclosure of consumer information to nonaffiliated third parties without the express written consent of the consumer, except for disclosures permitted under specified regulatory exceptions.

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

Sarbanes-Oxley Act of 2002. This federal far-reaching legislation was generally intended to protect investors by strengthening corporate governance and improving the accuracy and reliability of corporate disclosures made pursuant to federal securities laws. The Sarbanes-Oxley Act provides for, among other things:

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

•

restrictions on the use of non-GAAP financial measures in press releases and SEC filings; and

•

various increased criminal penalties for violations of securities laws.

Not all of the final rules under the Act have gone into effect for the Company since it is a smaller reporting company. In particular, while the Company became subject for 2007 to Section 404 of Sarbanes-Oxley, relating to the certification of internal controls by the chief executive officer and the chief financial officer, the attestation requirement for the Company’s independent auditors has been delayed until 2010. The SEC has stated that it will not approve any further extensions in the requirement that we include an independent registered public accountant’s report of Management’s assessment of internal controls over financial reporting, so we expect to have to include that attestation in our annual report for 2010. That will result in a substantial increase in our professional fees expense. In order to be considered an accelerated filer under the Sarbanes-Oxley Act, the market value of the Company’s outstanding class of stock registered under the Exchange Act as of June 30 which is held by non-affiliates (so-called “public float”) must exceed $75,000,000. Since the Company is not an accelerated filer and therefore meets the qualification requirements under the Securities and Exchange Commission rules for smaller reporting companies adopted by the SEC in December, 2007, it was granted some relief in the periodic reporting and proxy disclosure requirements starting with financial disclosures for the year ended December 31, 2007 and proxy disclosures for 2008.

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

Taxing Authorities. The Company and Union are subject to income taxes at the Federal level and are individually subject to state taxation based on the laws of each state in which they operate. The Company and Union file a consolidated federal tax return with a calendar year-end. The Company and Union have filed separate tax returns for each state jurisdiction affected for 2008 and will do the same for 2009. No tax return is currently being examined or audited by any taxing authority that the Company is aware of.

Recent Regulatory Initiatives. In light of current conditions and the market outlook for continuing weak economic conditions, regulators have increased their focus on the regulation of financial institutions. A number of government initiatives designed to respond to the current conditions have been introduced recently and proposals for legislation that could substantially intensify the regulation of financial institutions are expected to be introduced in Congress and state legislatures. Such initiatives may change banking statutes and the operating environment of the Company and the Bank in substantial and unpredictable ways. The Company cannot determine the ultimate effect that any potential legislation, if enacted, or implementing regulations with respect thereto, would have, upon the financial condition or results of operations of the Company or the Bank. A change in statutes, regulations or regulatory policies applicable to the Company or the Bank could have a material effect on the financial condition, results of operations or business of the Company and the Bank.

In June 2009, the U.S. President’s administration proposed a wide range of regulatory reforms that, if enacted, may have significant effects on the financial services industry in the United States. Significant aspects of the administration’s proposals that may affect the Company include, among other things, proposals: (i) to reassess and increase capital requirements for banks and bank holding companies and examine the types of instruments that qualify as regulatory capital; (ii) to expand the current eligibility requirements for financial holding companies so that the financial holding company must be “well capitalized” and “well managed” on a consolidated basis; (iii) to create a federal consumer financial protection agency to be the primary federal consumer protection supervisor with broad examination, supervision and enforcement authority with respect to consumer financial products and services; and (iv) to further limit the ability of banks to engage transactions with affiliates.

Separate comprehensive financial reform bills intended to address the proposals set forth by the administration were introduced in both houses of Congress in the second half of 2009 and remain under review by both the U.S. House of Representatives and the U.S. Senate. The Company cannot predict whether or in what form further legislation or regulations may be adopted or the extent to which the Company may be affected thereby.

On October 22, 2009, the Federal Reserve issued a comprehensive proposal on incentive compensation policies (the “Incentive Compensation Proposal”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Proposal, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Banking organizations are instructed to begin an immediate review of their incentive compensation policies to ensure that they do not encourage excessive risk-taking and implement corrective programs as needed. Where there are deficiencies in the incentive compensation arrangements, they must be immediately addressed.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations”. These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

In addition to the foregoing, the various federal and state financial institution regulatory agencies frequently propose rules and regulations to implement and enforce already existing legislation. Management cannot predict whether or in what form any such rules or regulations will be enacted or the effect that such enactment may have on the Company or Union.

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

The Company will also provide copies of its Annual Report on Form 10-K, free of charge, upon written request to its Treasurer at the Company’s main address, PO Box 667, Morrisville, VT 05661-0667. Shareholder meeting materials in a downloadable, printable and searchable format are available at http://www.cfpproxy.com/6393.

Part I—Item 1A Risk Factors

Not applicable as the Company meets the qualification requirements for smaller reporting companies.

Part I—Item 1B Unresolved Staff Comments

None

Part I—Item 2 Properties

As of December 31, 2009, Union operated 14 community-banking locations in Lamoille, Caledonia and Franklin counties of Vermont and one in Littleton (Grafton County), New Hampshire. Union also operates 29 ATMs in northern Vermont and one in Littleton, New Hampshire. Union owns, free of encumbrances, eleven of its branch locations and its operations center and leases three branch locations and certain ATM premises from third parties under terms and conditions considered by management to be favorable to Union. Union also owns or leases certain properties contiguous to its branch locations for staff and customer parking convenience.

Additional information relating to the Company’s properties as of December 31, 2009, is set forth in Note 8 to the consolidated financial statements contained in Exhibit 13.1 to this report, and incorporated herein by reference.

Part I—Item 3 Legal Proceedings

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

Part I—Item 4 [Reserved]

Part II—Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases
of Equity Securities

Market Price, Dividends and Repurchases: For information regarding the market for the Company’s stock, trading prices, dividends and number of record holders, please refer to page 81 of the Company’s 2009 Annual Report to Shareholders, contained in Exhibit 13.1 to this report, which information is incorporated herein by reference.

Union Bankshares, Inc. is listed on the NASDAQ Stock Market under the trading symbol “UNB”.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs.

October, 2009	332	$17.40	332	858
November, 2009	448	$16.72	488	370
December, 2009	—	$ —	—	370

(1)

All purchases were made pursuant to an informal stock repurchase program adopted in 2005 pursuant to which the Company may repurchase up to $2.15 million or 100,000 shares of common stock, or approximately 2.2% of the Company’s outstanding shares as of the authorization date, in open market purchases or negotiated transactions. As of December 31, 2009 the Company had repurchased 13,390 shares under this program for a total cost of $224 thousand during 2009, and 99,630 shares since inception of the program at a total cost of $2.0 million.

Equity Compensation Plans: During the quarter ended December 31, 2009, no incentive stock options previously granted pursuant to either of the Company’s Incentive Stock Option Plans were exercised, lapsed, or were granted leaving 11,500 options granted earlier in 2009 or in prior years outstanding at December 31, 2009. Participation in the 2008 Incentive Stock Option Plan (“Plan”) is limited to those senior officers of the Company or its subsidiary (currently three active participants) selected by the Board of Directors in its discretion. The exercise price of all options granted under the Plan represents the fair market value of the shares on the date of grant. Shares issuable to Plan participants upon exercise of incentive stock options have not been registered with the Securities and Exchange Commission. Such shares are restricted securities, issued under statutory exemptions available under the Securities Act of 1933, including Section 4(2) thereof, for offers and sales not involving a public offering.

The following table summarizes certain information regarding equity compensation under the Company’s 1998 and 2008 Incentive Stock Option Plans, the only equity compensation plans of the Company:

Equity Compensation Plan Information as of December 31, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders

1998 Incentive Stock Option Plan	7,500	$22.07	-
2008 Incentive Stock Option Plan	4,000	$19.19	46,000

Equity compensation plans not approved by security holders	-	-	-

Total	11,500	$21.07	46,000

The Company normally pays regular quarterly cash dividends in February, May, August and November of each year. The Company has occasionally declared a special cash or stock dividend. Dividends have generally been managed in line with long-term trends in earnings per share results and conservative earnings projections, while sufficient profits are retained to support anticipated business growth, fund strategic investments and provide continued support for the Company’s deposit-taking and lending activities. Dividends paid by Union are the primary source of funds available to the Company for payment of dividends to its shareholders. Union is subject to certain requirements imposed by federal banking laws and regulations. These requirements, among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by Union to the Company. Future dividends are subject to the discretion of the Company’s Board of Directors, cash needs, general business conditions, dividends from Union, and applicable governmental regulations and policies.

Five Year Performance Graph: Not applicable as the Company meets the qualification requirements for smaller reporting companies.

Part II—Item 6 Selected Financial Data

Not applicable as the Company meets the qualification requirements for smaller reporting companies.

Part II—Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Please refer to pages 47 to 80 of the Company’s 2009 Annual Report to Shareholders section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in Exhibit 13.1 to this report, which information is incorporated herein by reference.

Part II—Item 7A Quantitative and Qualitative Disclosures About Market Risk

Please refer to pages 72 to 80 of the Company’s 2009 Annual Report to Shareholders section entitled “Other Financial Considerations”, contained in Exhibit 13.1 to this report information is incorporated herein by reference.

Part II—Item 8 Financial Statements and Supplementary Data

Pursuant to regulatory relief available to smaller reporting companies the Company has elected to present audited statements of income, cash flows and changes in stockholders’ equity for each of the preceding two rather than three, fiscal years.

The consolidated balance sheets of Union Bankshares, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2009, together with related notes and the report of Berry, Dunn, McNeil & Parker independent registered public accounting firm, with respect to the financial statements for the year ended December 31, 2009 all as contained on pages 13 to 46 of the Company’s 2009 Annual Report to Shareholders, contained in Exhibit 13.1 to this report, are incorporated herein by reference. The opinion of the Company’s former independent registered public accounting firm, UHY LLP, on the Company’s audited consolidated financial statements for the year ended December 31, 2008 is contained in Exhibit 13.2 to this report and is incorporated herein by reference.

Part II – Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part II-Item 9A Controls and Procedures

Not applicable.

Part II – Item 9A(T) Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s chief executive officer and chief financial officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2009. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.

Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f). The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, the Company’s management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Part II – Item 9B Other Information

None

Part III—Item 10 Directors, Executive Officers and Corporate Governance

The following information from the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders is hereby incorporated by reference:

Listing of the names, ages, principal occupations, business experience and specific qualifications of the directors under the caption “PROPOSAL I: TO ELECT DIRECTORS”.

Listing of the names, ages, titles and business experience of the executive officers and named executives under the caption “EXECUTIVE OFFICERS”.

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 under the caption “SHARE OWNERSHIP INFORMATION – Section 16(a) Beneficial Ownership Reporting Compliance”.

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

Part III—Item 11 Executive Compensation

The following information from the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders is hereby incorporated by reference:

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

Part III—Item 12 Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters

The following information from the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders is hereby incorporated by reference:

Information regarding the share ownership of management and principal shareholders under the caption “SHARE OWNERSHIP INFORMATION – Share Ownership of Management and Principal Holders”.

Information regarding equity securities authorized for issuance under the Company’s equity compensation plans is included in Part II, Item 5 of this report under the caption “Equity Compensation Plans”, and is incorporated herein by reference.

Part III—Item 13 Certain Relationships and Related Party Transactions, and Director Independence

The following information from the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders is hereby incorporated by reference:

Information regarding transactions with management and directors under the caption “PROPOSAL I: TO ELECT DIRECTORS – Transactions with Management and Directors”.

Part III—Item 14 Principal Accountant Fees and Services

The following information from the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders is hereby incorporated by reference:

Information on fees paid to the Independent Auditors set forth under the caption “PROPOSAL 2: RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS – Fees Paid to Independent Auditors”.

Part IV—Item 15 Exhibits, Financial Statement Schedules

Documents Filed as Part of this Report:

(1)

The following consolidated financial statements, as included in the 2009 Annual Report to Shareholders, are incorporated herein by reference (See Exhibit 13.1):

1)

Report of Independent Registered Public Accounting Firm

2)

Consolidated Balance Sheets at December 31, 2009 and 2008

3)

Consolidated Statements of Income for the years ended December 31, 2009 and 2008

4)

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2009 and 2008

5)

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008

6)

Notes to the Consolidated Financial Statements

(2)

Report of former Independent Registered Public Accounting Firm filed herewith as Exhibit 13.2.

(3)

Financial Statement schedules have been omitted because they are not applicable or the required information is shown in the consolidated Financial Statements or Notes thereto.

(4)

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

10.2

1998 Incentive Stock Option Plan of Union Bankshares, Inc. and Subsidiary, previously filed with the Commission as Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (#333-82709) and incorporated herein by reference.*

10.3

2008 Amended and Restated Nonqualified Deferred Compensation Plan of Union Bankshares, previously filed with the Commission as Exhibit 10.3 to the Company’s 2008 Form 10-K and incorporated herein by reference.*

10.4

Union Bankshares, Inc. Executive Nonqualified Excess Plan, previously filed with the Commission as Exhibit 10.4 to the Company’s 2006 Form 10-K and incorporated herein by reference.*

10.5

First Amendment to the Union Bankshares, Inc. Executive Nonqualified Excess Plan, previously filed with the Commission as Exhibit 10.5 to the Company’s 2008 Form 10-K and incorporated herein by reference.*

10.6

2008 Incentive Stock Option Plan of Union Bankshares Inc. and Subsidiary, previously filed on April 10, 2008 with the Commission as Exhibit 10.1 to Form 8-K.*

13.1

The following specifically designated portions of the Union Bankshares, Inc. 2009 Annual Report to Shareholders have been incorporated by reference in this Report on Form 10-K, is filed herewith: pages 13 to 46.

13.2

Report of former Independent Registered Public Accounting Firm, UHY LLP, for the year ended December 31, 2008.

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

32.1

Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*denotes compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of March 30, 2010.

Union Bankshares, Inc.

By:	/s/ Kenneth D. Gibbons	By:	/s/ Marsha A. Mongeon
	Kenneth D. Gibbons		Marsha A. Mongeon
	President and Chief Executive Officer		Treasurer and Chief Financial/Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 30, 2010.

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
Schuyler W. Sweet

EXHIBT INDEX *

13.1

 Union Bankshares, Inc. 2009 Annual Report to Shareholders.

13.2

Report of former Independent Registered Public Accounting Firm, UHY LLP, for the year ended December 31, 2008.

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