Form 10-K/A
period 2009-12-31
UNION BANKSHARES INC
filed 2010-04-07
CIK 706863

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

Explanatory Note: The sole purpose of this amendment is to correct an edgarizing error in Exhibit 13.1 Union Bankshares, Inc. Annual Report to Shareholders (Note 6) to this report.

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

32.1

Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*denotes compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of April 6, 2010.

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