Form 10-Q
period 2010-03-31
UNION BANKSHARES INC
filed 2010-05-14
CIK 706863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]      No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of

April 30, 2010:

Common Stock, $2 par value	4,460,708 shares

UNION BANKSHARES, INC.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Part l Financial Information

  Item 1. Financial Statements

UNION BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2010	December 31, 2009
Assets	(Dollars in thousands)
Cash and due from banks	$5,398	$4,942
Federal funds sold and overnight deposits	10,164	17,190
Cash and cash equivalents	15,562	22,132

Interest bearing deposits in banks	22,031	22,975
Investment securities available-for-sale	25,316	24,649
Loans held for sale	8,059	9,262

Loans	349,531	348,827
Allowance for loan losses	(3,455)	(3,493)
Unamortized net loan costs	125	78
Net loans	346,201	345,412

Accrued interest receivable	1,648	1,634
Premises and equipment, net	7,950	7,613
Prepaid FDIC insurance assessment	1,575	1,804
Other assets	11,948	12,041

Total assets	$440,290	$447,522

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest bearing	$53,790	$60,129
Interest bearing	311,353	308,698
Total deposits	365,143	368,827
Borrowed funds	27,344	30,993
Liability for defined benefit pension plan	3,007	3,048
Accrued interest and other liabilities	3,379	3,474
Total liabilities	398,873	406,342

Commitments and Contingencies

Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,921,786 shares issued at March 31, 2010 and December 31, 2009	9,844	9,844
Paid-in capital	225	219
Retained earnings	36,598	36,494
Treasury stock at cost; 461,078 shares at March 31, 2010 and 460,578 shares at December 31, 2009	(3,733)	(3,724)
Accumulated other comprehensive loss	(1,517)	(1,653)
Total stockholders' equity	41,417	41,180

Total liabilities and stockholders' equity	$440,290	$447,522

See accompanying notes to unaudited interim consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands except Per Share Data)
Interest income
Interest and fees on loans	$5,258	$5,411
Interest on debt securities
Taxable	187	235
Tax exempt	73	79
Interest on federal funds sold and overnight deposits	4	2
Interest on interest bearing deposits in banks	122	123
Total interest income	5,644	5,850
Interest expense
Interest on deposits	773	1,187
Interest on borrowed funds	283	301
Total interest expense	1,056	1,488

Net interest income	4,588	4,362

Provision for loan losses	90	95
Net interest income after provision for loan losses	4,498	4,267

Noninterest income
Trust income	109	91
Service fees	964	851
Net gains on sales of investment securities available-for-sale	-	21
Net gains on sales of loans held for sale	102	300
Other income	44	88
Total noninterest income	1,219	1,351

Noninterest expenses
Salaries and wages	1,565	1,497
Pension and employee benefits	760	700
Occupancy expense, net	255	293
Equipment expense	248	299
FDIC insurance assessment	133	133
Other expenses	1,178	1,068
Total noninterest expenses	4,139	3,990

Income before provision for income taxes	1,578	1,628

Provision for income taxes	359	361

Net income	$1,219	$1,267

Earnings per common share	$0.27	$0.28

Weighted average number of common shares outstanding	4,460,764	4,472,046

Dividends per common share	$0.25	$0.28

See accompanying notes to unaudited interim consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

Three Months Ended March 31, 2010 and 2009

(Unaudited)

	Common stock					Accumulated
	Shares, net of treasury	Amount	Paid-in capital	Retained earnings	Treasury stock	other comprehensive loss	Total stockholders’ equity
	(Dollars in thousands)

Balances, December 31, 2009	4,461,208	$9,844	$219	$36,494	$(3,724)	$(1,653)	$41,180
Comprehensive income:
Net income	-	-	-	1,219	-	-	1,219
Other comprehensive income, net of tax:
Change in net unrealized gain on investment securities available-for-sale, net of reclassification adjustment and tax effects	-	-	-	-	-	108	108
Change in net unrealized loss on unfunded defined benefit plan liability, net of reclassification adjustment and tax effects	-	-	-	-	-	28	28
Total other comprehensive income						136
Total comprehensive income							1,355
Cash dividends declared ($0.25 per share)	-	-	-	(1,115)	-	-	(1,115)
Stock based compensation expense	-	-	6	-	-	-	6
Purchase of treasury stock	(500)	-	-	-	(9)	-	(9)
Balances, March 31, 2010	4,460,708	$9,844	$225	$36,598	$(3,733)	$(1,517)	$41,417

Balances, December 31, 2008	4,474,598	$9,844	$207	$35,869	$(3,500)	$(3,270)	$39,150
Comprehensive income:
Net income	-	-	-	1,267	-	-	1,267
Other comprehensive loss, net of tax:
Change in net unrealized gain (loss) on investment securities available-for-sale, net of reclassification adjustment and tax effects	-	-	-	-	-	(153)	(153)
Change in net unrealized loss on unfunded defined benefit plan liability, net of reclassification adjustment and tax effects	-	-	-	-	-	56	56
Total other comprehensive loss						(97)
Total comprehensive income							1,170
Cash dividends declared ($0.28 per share)	-	-	-	(1,252)	-	-	(1,252)
Stock based compensation expense	-	-	3	-	-	-	3
Purchase of treasury stock	(4,717)	-	-	-	(87)	-	(87)
Balances, March 31, 2009	4,469,881	$9,844	$210	$35,884	$(3,587)	$(3,367)	$38,984

See accompanying notes to unaudited interim consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income	$ 1,219	$ 1,267
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	151	196
Provision for loan losses	90	95
Deferred income tax provision (benefit)	54	(94)
Net amortization of investment securities available-for-sale	5	4
Net gains on sales of investment securities available-for-sale	-	(21)
Equity in losses of limited partnerships	106	106
Stock based compensation expense	6	3
Net increase in unamortized loan costs	(47)	(52)
Proceeds from sales of loans held for sale	8,268	18,181
Origination of loans held for sale	(6,963)	(18,223)
Net gains on sales of loans held for sale	(102)	(300)
Net losses on disposals of premises and equipment	5	14
Write-down of impaired assets	5	13
Net losses on sales of other real estate owned	-	1
(Increase) decrease in accrued interest receivable	(14)	124
Decrease in other assets	561	26
Contribution to defined benefit pension plan	(61)	(1,060)
Increase in other liabilities	105	1,087
Net cash provided by operating activities	3,388	1,367

Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	4,473	6,668
Purchases	(3,529)	(4,747)
Investment securities available-for-sale
Proceeds from sales	-	1,274
Proceeds from maturities, calls and paydowns	1,495	1,235
Purchases	(2,003)	(237)
Net (increase) decrease in loans	(1,324)	4,410
Recoveries of loans charged off	18	15
Purchases of premises and equipment	(493)	(65)
Investments in limited partnerships	(138)	-
Proceeds from sales of other real estate owned	-	92
Proceeds from sales of repossessed property	-	10
Net cash (used in) provided by investing activities	(1,501)	8,655

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Cash Flows From Financing Activities
Repayment of long-term debt	(209)	(223)
Net decrease in short-term borrowings outstanding	(3,440)	-
Net decrease in noninterest bearing deposits	(6,339)	(13,930)
Net increase (decrease) in interest bearing deposits	2,655	(3,915)
Purchase of treasury stock	(9)	(87)
Dividends paid	(1,115)	(1,252)
Net cash used in financing activities	(8,457)	(19,407)

Net decrease in cash and cash equivalents	(6,570)	(9,385)

Cash and cash equivalents
Beginning of period	22,132	26,330

End of period	$15,562	$16,945

Supplemental Disclosures of Cash Flow Information
Interest paid	$ 1,097	$ 1,391

Income taxes paid	$ -	$ -

Supplemental Schedule of Noncash Investing and Financing Activities
Other real estate acquired in settlement of loans	$ 452	$ 710

Other assets acquired in settlement of loans	$ 17	$ 19

Loans originated to finance the sale of other real estate owned	$ -	$ 465

See accompanying notes to unaudited interim consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Union Bankshares, Inc. (the Company) as of March 31, 2010 and 2009, and for the three months then ended have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information, general practices within the banking industry, and the accounting policies described in the Company’s Annual Report to Shareholders and Annual Report on Form 10-K/A for the year ended December 31, 2009. In the opinion of Company’s management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein, have been made. This information should be read in conjunction with the Company’s 2009 Annual Report to Shareholders and 2009 Annual Report on Form 10-K/A. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2010, or any other interim period.

Certain amounts in the 2009 unaudited interim consolidated financial statements have been reclassified to conform to the 2010 presentation.

Note 2. Commitments and Contingencies

In the normal course of business, the Company is involved in various legal and other proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Note 3. Per Share Information

Earnings per common share are computed based on the weighted average number of shares of common stock outstanding during the period and reduced for shares held in treasury. The assumed conversion of available outstanding stock options does not result in material dilution and is not included in the calculation.

Note 4. Recent Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU), Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements, related to events that occur after the balance sheet date but before financial statements are issued. This guidance amends existing standards to address potential conflicts with Securities and Exchange Commission (SEC) guidance and refines the scope of the reissuance disclosure requirements to include revised financial statements only. Under this guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated. The adoption of this update did not have a material effect on the Company’s consolidated financial statements. See Note 9.

In January 2010, the FASB issued an ASU, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements, to amend the disclosure requirements and clarify existing requirements related to recurring and nonrecurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. The guidance requires new disclosures regarding transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a rollforward of activities, separately reporting purchases, sales, issuance, and settlements, for assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The new disclosure requirements apply to interim and annual reporting periods beginning after December 15, 2009, except for the new rules regarding purchases, sales, issuances and settlements associated with Level 3 measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Other than requiring additional disclosures, adoption of this accounting standard did not have a material effect on the Company’s consolidated financial statements. See Note 8.

In June 2009, the FASB issued two related accounting pronouncements changing the accounting principles and disclosure requirements related to securitizations and special-purpose entities. Specifically, these pronouncements eliminate the concept of a “qualifying special-purpose entity”, change the requirements for derecognizing financial assets and change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar) rights should be consolidated. These pronouncements also expand existing disclosure requirements to include more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. These pronouncements are effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The recognition and measurement provisions regarding transfers of financial assets shall be applied to transfers that occur on or after the effective date. These new pronouncements became effective for the Company on January 1, 2010. The adoption of these pronouncements did not have a material effect on the Company’s consolidated financial statements.

Note 5. Investment Securities

Investment securities available-for-sale as of the balance sheet dates consisted of the following:

March 31, 2010:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Debt securities:
U.S. Government-sponsored enterprises	$ 5,999	$ 34	$(18)	$ 6,015
Mortgage-backed	4,263	117	(1)	4,379
State and political subdivisions	7,536	170	(22)	7,684
Corporate	6,676	430	-	7,106
Total debt securities	24,474	751	(41)	25,184
Marketable equity securities	50	-	(3)	47
Mutual funds	85	-	-	85
Total	$24,609	$751	$(44)	$25,316

December 31, 2009:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Debt securities:
U.S. Government-sponsored enterprises	$ 4,499	$ 3	$(48)	$ 4,454
Mortgage-backed	4,750	112	(2)	4,860
State and political subdivisions	7,548	166	(28)	7,686
Corporate	7,176	349	(2)	7,523
Total debt securities	23,973	630	(80)	24,523
Marketable equity securities	50	-	(6)	44
Mutual funds	82	-	-	82
Total	$24,105	$630	$(86)	$24,649

Proceeds from the sale of securities available-for-sale for the three months ended March 31, 2010 and 2009 were $0 and $1.3 million, respectively. Gross realized gains from sales of investments available-for-sale were $0 and $21 thousand for the three months ended March 31, 2010 and 2009, respectively and no gross realized losses in either quarter. The specific identification method is used to determine realized gains and losses on sales of available-for-sale securities.

The amortized cost and estimated fair value of debt securities available-for-sale (dollars in thousands) by contractual scheduled maturity as of March 31, 2010 were as follows:

	Amortized Cost	Fair Value
Due in one year or less	$ 1,288	$ 1,305
Due from one to five years	4,811	5,020
Due from five to ten years	7,155	7,450
Due after ten years	6,957	7,030
	20,211	20,805
Mortgage-backed securities	4,263	4,379
Total debt securities	$24,474	$25,184

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

Information (dollars in thousands) pertaining to investment securities available-for-sale with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

March 31, 2010:	Less Than 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities:
U.S. Government-sponsored enterprises	$1,982	$(18)	$ -	$ -	$1,982	$(18)
Mortgage-backed	225	(1)	-	-	225	(1)
State and political subdivisions	532	(3)	672	(19)	1,204	(22)
Total debt securities	2,739	(22)	672	(19)	3,411	(41)
Marketable equity securities	-	-	11	(3)	11	(3)
Total	$2,739	$(22)	$683	$(22)	$3,422	$(44)

December 31, 2009:	Less Than 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities:
U.S. Government-sponsored enterprises	$3,951	$(48)	$ -	$ -	$3,951	$(48)
Mortgage-backed	546	-	160	(2)	706	(2)
State and political subdivisions	1,120	(11)	276	(17)	1,396	(28)
Corporate	498	(2)	-	-	498	(2)
Total debt securities	6,115	(61)	436	(19)	6,551	(80)
Marketable equity securities	35	(1)	9	(5)	44	(6)
Total	$6,150	$(62)	$445	$(24)	$6,595	$(86)

The Company evaluates all investment securities on a quarterly basis, and more frequently when economic conditions warrant to determine if an other-than-temporary impairment exists. A debt security is considered impaired if the fair value is lower than its amortized cost basis at the report date. If impaired, management then assesses whether the unrealized loss is other-than-temporary.

Current authoritative guidance provides that an unrealized loss on a debt security is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security. The credit loss component of an other-than-temporary impairment write-down is recorded, net of tax effect, through net income as a component of net other-than-temporary impairment losses in the consolidated statement of income, while the remaining portion of the impairment loss is recognized in other comprehensive income (loss) and reflected in stockholders’ equity on the balance sheet, provided the Company does not intend to sell the underlying debt security and it is “more likely than not” that the Company will not have to sell the debt security prior to recovery.

Management considers the following factors in determining whether an other-than-temporary impairment exists and the period over which the debt security is expected to recover:

•

The length of time, and extent to which, the fair value has been less than the amortized cost;

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

At March 31, 2010, ten debt securities, consisting of two nonagency collateralized mortgage obligations, one agency mortgage pass through security, four U.S. Government-sponsored enterprise bonds, and three municipal bonds had unrealized losses totaling $41 thousand. One marketable equity security had an unrealized loss of $3 thousand at March 31, 2010. For all securities in the available-for-sale portfolio for which unrealized losses have existed for a period of time as of the reporting date, the Company has the ability to hold such securities for the foreseeable future, and with respect to debt securities until maturity. No declines were deemed by management to be other-than-temporary at March 31, 2010.

Investment securities with a carrying amount of $2.1 million and $3.6 million at March 31, 2010 and December 31, 2009, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

Note 6. Defined Benefit Pension Plan

Union Bank, the Company’s sole subsidiary, sponsors a noncontributory defined benefit pension plan covering all eligible employees. The plan provides defined benefits based on years of service and final average salary.

Net periodic pension benefit cost for the three months ended March 31 consisted of the following components:

	Three Months Ended
	2010	2009
	(Dollars in thousands)
Service cost	$153	$156
Interest cost on projected benefit obligation	196	195
Expected return on plan assets	(187)	(144)
Amortization of prior service cost	2	2
Amortization of net loss	44	85
Net periodic benefit cost	$208	$294

Note 7. Other Comprehensive Income (Loss)

Accounting principles generally require recognized revenue, expenses, gains, and losses be included in net income or loss. Certain changes in assets and liabilities, such as the after tax effect of unrealized gains and losses on investment securities available-for-sale that are not other than temporarily impaired, are not reflected in the statement of income, the cumulative effect of such items is reflected as a separate component of the equity section of the balance sheet (accumulated other comprehensive income or loss). Other comprehensive income or loss, along with net income, comprises the Company’s total comprehensive income or loss. As of the balance sheet dates, the components of accumulated other comprehensive loss, net of tax, were:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Net unrealized gain on investment securities available-for-sale	$ 467	$ 359
Defined benefit pension plan:
Net unrealized actuarial loss	(1,971)	(1,997)
Net unrealized prior service cost	(13)	(15)
Total	$(1,517)	$(1,653)

The following comprised total comprehensive income for the three months ended March 31:

	Three Months Ended
	2010	2009
	(Dollars in thousands)
Net Income	$1,219	$1,267
Investment securities available-for-sale:
Net unrealized holding gains (losses) on investment securities available-for-sale, net of tax	108	(139)
Reclassification adjustment for net gains on investment securities available-for-sale realized in net income, net of tax	-	(14)
Total	108	(153)
Defined benefit pension plan:
Reclassification adjustment for amortization of net actuarial loss realized in net income, net of tax	26	55
Reclassification adjustment for amortization of prior service cost realized in net income, net of tax	2	1
Total	28	56
Total other comprehensive income (loss)	136	(97)
Total comprehensive income	$1,355	$1,170

Note 8: Fair Value Measurements

The Company utilizes FASB Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, as guidance for accounting for assets and liabilities carried at fair value. This standard defines fair value as the price that would be received, without adjustment for transaction costs, to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is a market based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The guidance in FASB ASC Topic 820 establishes a three-level fair value hierarchy, which prioritizes the inputs used in measuring fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

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

Assets measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
March 31, 2010:
Investment securities available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$ 6,015	$ -	$ 6,015	$-
Mortgage-backed	4,379	-	4,379	-
State and political subdivisions	7,684	-	7,684	-
Corporate	7,106	5,488	1,618	-
Total debt securities	25,184	5,488	19,696	-
Marketable equity securities	47	47	-	-
Mutual funds	85	85	-	-
Total	$25,316	$5,620	$19,696	$-

December 31, 2009:
Investment securities available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$ 4,454	$ -	$ 4,454	$-
Mortgage-backed	4,860	-	4,860	-
State and political subdivisions	7,686	-	7,686	-
Corporate	7,523	5,279	2,244	-
Total debt securities	24,523	5,279	19,244	-
Marketable equity securities	44	44	-	-
Mutual funds	82	82	-	-
Total	$24,649	$5,405	$19,244	$-

There were no significant transfers in or out of Levels 1 and 2 for the quarter ended March 31, 2010. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a non-recurring basis such as other real estate owned, impaired loans and mortgage servicing rights were not significant at March 31, 2010 or December 31, 2009. The Company has not elected to apply the fair value option to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.

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

Certain financial instruments may be excluded from the fair value disclosure requirements. Thus, the aggregate fair value amounts presented may not necessarily represent the actual underlying fair value of all financial instruments of the Company. In addition, all nonfinancial instruments may be excluded from the fair value disclosures.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values.

Interest bearing deposits in banks: Fair values for interest bearing deposits in banks are based on discounted present values of cash flows.

Investment securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, with the assistance of an independent pricing service, management’s fair value measurements consider observable data which may include market maker bids, quotes and pricing models. Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows.

Loans and loans held for sale: Fair values of loans are estimated for portfolios of loans with similar financial characteristics and segregated by loan type. For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans (for example, fixed-rate residential, commercial real estate, and rental property mortgage loans, and commercial and industrial loans) are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future cash flows, future expected loss experience and risk characteristics. The carrying amounts reported in the balance sheet for loans that are held for sale approximate their estimated fair values. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Deposits: The fair values disclosed for demand deposits or nonmaturity deposits (for example, checking and savings accounts) are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate time deposits approximate their estimated fair values at the reporting date. The fair values for fixed-rate time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on time deposits to a schedule of aggregated contractual maturities on such time deposits.

Accrued interest receivable and payable: The carrying amounts of accrued interest approximate their estimated fair values.

Federal Home Loan Bank of Boston stock: The carrying amount approximates its estimated fair value.

Borrowed funds: The fair values of the Company’s long-term debt are estimated using discounted cash flow analysis based on interest rates currently being offered on similar debt instruments. The fair values of the Company’s short-term debt approximate the carrying amounts reported in the balance sheet.

Off-balance-sheet financial instruments: Estimated fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The only commitments to extend credit that are normally longer than one year in duration are the Home Equity Lines whose interest rates are variable quarterly. The only fees collected for commitments are an annual fee on credit card arrangements and often a flat fee on commercial lines of credit and standby letters of credit. The estimated fair value of off-balance-sheet financial instruments is not significant.

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$ 15,562	$ 15,562	$ 22,132	$ 22,132
Interest bearing deposits in banks	22,031	22,308	22,975	23,346
Investment securities available-for-sale	25,316	25,316	24,649	24,649
Loans and loans held for sale, net	354,260	346,644	354,674	346,797
Accrued interest receivable	1,648	1,648	1,634	1,634
FHLB of Boston stock	1,922	1,922	1,922	1,922
Financial liabilities
Deposits	$365,143	$365,697	$368,827	$369,500
Borrowed funds	27,344	30,231	30,993	35,584
Accrued interest payable	515	515	556	556

The carrying amounts in the preceding table are included in the balance sheet under the applicable captions.

Note 9. Subsequent Events

Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with GAAP. Events occurring subsequent to March 31, 2010 have been evaluated as to their potential impact to the consolidated financial statements.

On April 21, 2010, Union Bankshares, Inc. declared a $0.25 per share regular quarterly cash dividend payable May 13, 2010 to stockholders of record on May 1, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis by management focuses on those factors that had a material effect on the financial position of Union Bankshares, Inc. (the Company) as of March 31, 2010, and as of December 31, 2009, and its results of operations for the three months ended March 31, 2010 and 2009. This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009. In the opinion of the Company’s management, the interim unaudited data reflects all adjustments, consisting only of normal recurring adjustments, and disclosures necessary to fairly present the Company’s consolidated financial position and results of operations for the interim period. Management is not aware of the occurrence of any events after March 31, 2010 which would materially affect the information presented.

CAUTIONARY ADVICE ABOUT FORWARD LOOKING STATEMENTS

The Company may from time to time make written or oral statements that are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include financial projections, statements of plans and objectives for future operations, estimates of future economic performance or conditions and assumptions relating thereto. The Company may include forward-looking statements in its filings with the Securities and Exchange Commission (SEC), in its reports to stockholders, including this Quarterly Report, in press releases, other written materials, and in statements made by senior management to analysts, rating agencies, institutional investors, representatives of the media and others.

Forward-looking statements reflect management’s current expectations and are subject to uncertainties, both general and specific, and risk exists that actual results will differ from those predictions, forecasts, projections and other estimates contained in forward-looking statements. These risks cannot be readily quantified. When management uses any of the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “seeks,” “estimates”, or similar expressions, they are making forward–looking statements. Many possible events or factors, including those beyond the control of management, could affect the future financial results and performance of the Company and could cause results or performance to differ materially from those expressed in forward-looking statements. Management has discussed some of the more likely factors that might affect forward-looking statements in this report on Form 10-Q. Those factors include the following:

•

loans and investments may be called or prepaid prior to their contractual maturity or become other than temporarily impaired;

•

future cash requirements might be higher than anticipated due to loan commitments or unused lines of credit being drawn upon or depositors withdrawing their funds at higher volumes or in different time frames than anticipated based on historical patterns;

•

assumptions made regarding interest rate movement and sensitivity could vary substantially if actual experience differs from historical experience, which could adversely affect the Company’s results of operations;

•

further expansion of fair value accounting;

•

uncontrollable increases in the cost of doing business, such as increased costs of FDIC insurance or higher taxes, assessments or compliance expense imposed by regulatory or legislative bodies;

•

regulatory limitations placed on income producing methods;

•

the failure of actuarial, investment, work force, salary and other assumptions underlying the establishment of reserves for future pension costs or changes in legislative or regulatory requirements affecting such costs;

•

further disruptions in U.S. and global financial and credit markets;

•

adverse changes in the local real estate market, which negatively impact collateral values and the Company’s ability to recoup loan losses through disposition of real estate collateral;

•

changes in monetary, regulatory or tax policy that could affect consumer behavior, including the expiration on April 30, 2010 of the $8,000 federal tax credit for first time homebuyers; and

•

continuing economic instability, including high unemployment rates, higher taxation and resolution of entitlement programs.

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

RECENT DEVELOPMENTS

The U.S. and global economies have experienced significant stress and disruptions in the financial sector over the last two years but certain segments are showing signs of stabilization or recovery. Interest rates remain at historic lows, bank failures are higher than they have been in over 15 years, the Federal Deposit Insurance Corporation (FDIC) has collected three years of prepaid assessments from the remaining banks and the amount of government dollars pumped into the financial system is unprecedented. Dramatic slowdowns in the housing industry with falling home prices, continuing foreclosures and the high unemployment rate have resulted in significant problems for some financial institutions, including government-sponsored entities and investment banks. These problems have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Economic instability progressed to many other business and government sectors and has affected the majority of consumers as well. Tough decisions face our elected representatives and local municipal governments as the recession continues and they face how to recover from the deficit situation without making the current recession worse. Resolution of the future of taxation, entitlement programs including healthcare and government spending will affect all consumers and businesses including Union Bankshares.

Despite the volatile economy, Vermont continues to have the lowest residential foreclosure rate in the country with 143 foreclosures in 2009, but the pace of foreclosures did increase 4.4% in 2009 from 2008. Also, as northern New England had not experienced the dramatic run up in housing prices, likewise, we have not seen the values drop as far as other parts of the country.

In response to the financial crisis affecting the banking and financial markets, many new laws, regulations and programs have been adopted or proposed. The Company’s annual report on Form 10-K/A discusses those that management believes will have a known impact. The discussion below mentions those government actions or initiatives that have changed during the last four months or whose financial impact on the Company is not now known.

The requirement under the Sarbanes-Oxley Act for the preparation and inclusion in a nonaccelerated filer’s annual report of an independent auditor’s attestation regarding the effectiveness of the company’s internal controls over financial reporting was again delayed from an effective date of 2009 to 2010. There is currently a federal legislative proposal to eliminate that requirement completely for community banks.

In 2008, after receiving a recommendation from the boards of the FDIC and the Federal Reserve System (Federal Reserve), the U.S. Department of the Treasury (U.S. Treasury) signed the systemic risk exception to the Federal Deposit Insurance Act, enabling the FDIC to temporarily provide a 100% guarantee on deposits in noninterest bearing transaction deposit accounts under a Temporary Liquidity Guarantee Program (TLGP). Coverage under the TLGP was available for 30 days without charge and for calendar year 2009 at a cost of 10 basis points per annum for noninterest bearing transaction deposits and eligible NOW accounts in excess of the $250,000 insured deposit limit. The program was extended until June 30, 2010 at a cost to the Company of 15 basis points per annum (the lowest risk-based pricing level) and was recently extended again at the same cost until December 31, 2010 with the possibility of an additional 12 month extension. The Company continues its participation in this program.

The cost of doing business has increased dramatically in this regulatory environment as the number and extent of new regulations and the speed with which they must be implemented have put a strain on software providers and staff as well as customers. The cost of mitigating long term interest rate risk by selling loans to the secondary market has increased dramatically and it is anticipated that this cost will continue to grow as the government sponsored entities continue to work through their own financial problems. There have also been many new regulations adopted that limit the type and amount of fees that may be imposed, which will have a future negative impact on community banks which did not create the economic problems but will be a big part of the solution.

In addition, as a result of the weakness of certain financial institutions, the FDIC has taken action that has and will result in increased future FDIC insurance assessments for United States FDIC-insured financial institutions, including Union Bank (Union). Based on the FDIC insurance premium schedule for 2010, we anticipate our assessment expense to be $525 thousand for 2010, of which $133 thousand was expensed during the first quarter of 2010, compared to $684 thousand for 2009. Our estimate of 2010 FDIC assessment expense could be affected if another special assessment is levied, additional rate increases are imposed during 2010, or deposit levels differ significantly from our forecast. Banks were required to prepay an estimated three year assessment to the FDIC on December 30, 2009, which resulted in the Company recording a $1.8 million nonearning asset at December 31, 2009 which will be amortized over that three year period as the actual expense is recognized monthly. The FDIC has also announced that it will increase its current assessment rate by three basis points effective January 1, 2011 which will increase the Company’s future costs.

Some of the current legislative or regulatory proposals that are currently open might have a positive impact on the Company and/ or consumers such as: ending the problem of too-big-to-fail banks by regulating large financial firm activities so that they pose less systematic risk; setting the base deposit insurance assessments on assets less tangible capital instead of domestic deposits to ensure large firms pay their fair share of insurance premiums; and increased regulatory focus by a new Consumer Financial Protection Bureau on nonbank lenders and other nondepository financial institutions which are responsible for most of the abusive lending practices that have occurred.

It is not completely clear at this time what impact current or future government sponsored programs, regulations or legislation will have on the Company, its customers or the U.S. and global financial markets but there are a number of proposals pending that if or when enacted could have a future impact on the Company’s operating environment. Among those that might have a future impact are a change in supervisory regulators, the formation of a new federal regulator in the form of the Consumer Financial Protection Bureau referred to above, adoption of rules related to the Credit Card Act, overdraft rules for Debit and ATM cards, healthcare reform, mortgage bankruptcy cram down, Sarbanes-Oxley reform, increase in regulatory capital levels, more stringent liquidity requirements, credit and other concentration regulations, additional fair value accounting requirements or a merger of U.S. GAAP accounting and international financial reporting standards. In February, 2010 the Obama Administration called on Congress to create a new small business lending fund under which $30 billion in Troubled Asset Relief Program (TARP) funds would be transferred to a new program outside of TARP to support small business lending by small and medium size banks. These pending proposals will continue to be monitored and evaluated by Company’s management.

CRITICAL ACCOUNTING POLICIES

The Company has established various accounting policies which govern the application of accounting principles generally accepted (GAAP) in the United States of America in the preparation of the Company’s financial statements. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the reported amount of assets, liabilities, capital, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates on matters that are inherently uncertain. Based on this definition, the Company has identified the accounting policies and judgments most critical to the Company. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from estimates and have a material impact on the carrying value of assets, liabilities, capital, or the results of operations of the Company.

The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements. Adequacy of the allowance for loan losses is determined quarterly using a consistent, systematic methodology, which analyzes the risk inherent in the loan portfolio. In addition to evaluating the collectability of specific loans when determining the adequacy of the allowance, management also takes into consideration other factors such as changes in the mix and size of the loan portfolio, historical loss experience, the amount of delinquencies and loans adversely classified, industry trends, and the impact of the local and regional economy on the Company’s borrowers. Changes in these factors may cause management’s estimate of the adequacy of the allowance for loan losses to increase or decrease and result in adjustments to the Company’s provision for loan losses in future periods. For additional information see FINANCIAL CONDITION- Allowance for Loan Losses below.

Given the disruptions in the financial markets over the last eighteen months, the decision to recognize other-than-temporary impairment on investment securities available-for-sale has become more difficult as complete information is not always available and market conditions and other relevant factors are subject to rapid changes. The other-than-temporary impairment decision has become a critical accounting policy for the Company. Accounting guidance requires companies to perform periodic reviews of individual securities in their investment portfolios to determine whether a decline in the value of a security is other-than-temporary. A review of other-than-temporary impairment requires companies to make certain judgments regarding the cause and materiality of the decline, its effect on the financial statements and the probability, extent and timing of a valuation recovery, the company’s intent and ability to continue to hold the security, and, with respect to debt securities, the likelihood that the company will have to sell the security before its value recovers. Pursuant to these requirements, management assesses valuation declines to determine the extent to which such changes are attributable to (1) fundamental factors specific to the issuer, such as the nature of the issuer and its financial condition, business prospects or other factors or (2) market-related factors, such as interest rates or equity market declines. Declines in the fair value of securities below their cost that are deemed by management to be other-than-temporary are (1) if equity securities, recorded in earnings as realized losses and (2) if debt securities, recorded in earnings as realized losses to the extent they are deemed credit losses, with noncredit losses recorded in Other comprehensive income (loss). Once an other-than-temporary loss on a debt or equity security is realized, subsequent gains in the value of the security may not be recognized in income until the security is sold.

The Company’s pension benefit obligations and net periodic benefit cost are actuarially determined based on the following assumptions: discount rate, current and estimated future return on plan assets, wage base rate, anticipated mortality rates, Consumer Price Index rate, and rate of increase in compensation levels. The determination of the pension benefit obligations and net periodic benefit cost is a critical accounting estimate as it requires the use of estimates and judgments related to the amount and timing of expected future cash outflows for benefit payments and cash inflows for maturities and returns on plan assets as well as Company contributions. Changes in estimates, assumptions and actual results could have a material impact to the Company’s financial condition and/or results of operations.

The Company also has other key accounting policies, which involve the use of estimates, judgments and assumptions, that are significant to understanding the Company’s financial condition and results of operations, including the valuation of deferred tax assets, investment securities and other real estate owned (OREO). See “FINANCIAL CONDITION” and the subcaptions “Allowance for Loan Losses”, ”Investment Activities” and “Liability for Pension Benefits” below. Although management believes that its estimates, assumptions and judgments are reasonable, they are based upon information presently available and can be impacted by events outside the control of the Company. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

OVERVIEW

The Company’s net income was $1.219 million for the quarter ended March 31, 2010 compared to $1.267 million for the quarter ended March 31, 2009, a decrease of $48 thousand, or 3.8%. These results reflected an increase in net interest income of $226 thousand, or 5.2%, which was more than offset by the combined effect of a decrease of $132 thousand, or 9.8%, in noninterest income and an increase of $149 thousand, or 3.7%, in noninterest expenses.

The Company continued to face a challenging low interest rate environment as the prime rate has remained unchanged at 3.25% for the last 15 months. Total interest income decreased by $206 thousand, or 3.5%, to $5.6 million in the first quarter of 2010 versus total interest income of $5.8 million in the first quarter of 2009, but that decrease was more than offset by the decrease in interest expense from $1.5 million in 2009 to $1.1 million in 2010, a decrease of $432 thousand, or 29.0%, between periods. The result of the changes in interest income and interest expense was that net interest income for the first quarter of 2010 was $4.6 million, up $226 thousand, or 5.2%, from the first quarter of 2009 of $4.4 million. The increase in net interest income was attributable to the decrease in interest paid on interest bearing liabilities, which mitigated the decrease in interest income. During the first quarter of 2010, the Company’s net interest margin increased 11 basis points to 4.65%, from 4.54% for the first quarter of 2009. The Company’s net interest spread increased 21 basis points to 4.41% for the first quarter of 2010, compared to 4.20% for the same period last year. Further drops in the prime rate and/or increases in competitors’ deposit rates could be problematic as individual instruments continue to reprice.

The decrease in noninterest income was mainly due to the decrease in net gains on sales of loans held for sale from $300 thousand for the quarter ended March 31, 2009 to $102 thousand for the quarter ended March 31, 2010, as the volume of loans sold to the secondary market decreased from $17.9 million in the first quarter of 2009 to $8.2 million in 2010. This decrease was partially offset by the $113 thousand, or 13.3%, increase in service fee income which is mainly due to the increase in debit card and ATM income.

Salaries and wages were higher by $68 thousand, or 4.5%, for the first quarter of 2010 compared to the same period last year. Pension and employee benefits were up $60 thousand, or 8.6%. Occupancy expense, net of rental income, was down $38 thousand, or 13.0%. Equipment expense was down $51 thousand, or 17.1%. Other expenses were up $110 thousand, or 10.3%.

The Company’s total assets decreased from $447.5 million at December 31, 2009, to $440.3 million at March 31, 2010, a decrease of $7.2 million, or 1.6%, which is a normal seasonal decline largely associated with the municipal finance cycle. Deposits decreased from $368.8 million at December 31, 2009 to $365.1 million at March 31, 2010, a decrease of $3.7 million, or 1.0%. Borrowed funds decreased from $31.0 million at December 31, 2009 to $27.3 million at March 31, 2010, a decrease of $3.7 million, or 11.9%. Total loans, including loans held for sale, decreased slightly by $499 thousand from $358.1 million at December 31, 2009 to $357.6 million at March 31, 2010. Total loans at March 31, 2010 are net of $8.2 million in residential real estate loans sold during the first three months of 2010.

The Company’s asset quality has remained strong with March 31, 2010 total nonperforming assets at $4.9 million, or 1.12% of total assets, compared to $5.2 million, or 1.15% of total assets, at December 31, 2009 and $7.8 million, or 1.85% of total assets, at March 31, 2009.

The following unaudited per share information and key ratios depict several measurements of performance or financial condition for the three months ended or at March 31, 2010 and 2009, respectively:

	Three Months Ended March 31,
	2010	2009
Return on average assets (ROA) (1)	1.12%	1.19%
Return on average equity (ROE) (1)	11.89%	13.00%
Net interest margin (1)(2)	4.65%	4.54%
Efficiency ratio (3)	69.97%	68.59%
Net interest spread (4)	4.41%	4.20%
Loan to deposit ratio	97.93%	100.68%
Net loan charge-offs to average loans not held for sale (1)	0.15%	0.15%
Allowance for loan losses to loans not held for sale	0.99%	1.02%
Nonperforming assets to total assets (5)	1.12%	1.85%
Equity to assets	9.41%	9.24%
Total capital to risk weighted assets	15.34%	15.44%
Book value per share	$9.28	$8.72
Earnings per share	$0.27	$0.28
Dividends paid per share	$0.25	$0.28
Dividend payout ratio (6)	92.59%	100.00%

____________________

(1)

Annualized.

(2)

The ratio of tax equivalent net interest income to average earning assets. See page 22 for more information.

(3)

The ratio of noninterest expense ($4.1 million in 2010 and $4.0 million in 2009) to tax equivalent net  interest income ($4.7 million in 2010 and $4.5 million in 2009) and noninterest income ($1.2 million in 2010 and $1.3 million in 2009) excluding securities gains ($0 in 2010 and $21 thousand in 2009).

(4)

The difference between the average rate earned on earning assets minus the average rate paid on interest bearing liabilities. See page 23 for more information.

(5)

Nonperforming assets are loans or investment securities that are in nonaccrual or 90 or more days past due as well as other real estate or assets owned.

(6)

Cash dividends declared and paid per share divided by consolidated net income per share.

RESULTS OF OPERATIONS

Net Interest Income. The largest component of the Company’s operating income is net interest income, which is the difference between interest and dividend income received from interest earning assets and the interest expense paid on interest bearing liabilities. The Company’s net interest income increased $226 thousand, or 5.2%, to $4.59 million for the three months ended March 31, 2010, from $4.36 million for the three months ended March 31, 2009. The net interest spread increased 21 basis points to 4.41% for the three months ended March 31, 2010, from 4.20% for the three months ended March 31, 2009. The increase in the net interest spread was primarily the result of the drop in average interest rates paid on interest bearing liabilities from 1.84% for the quarter ended March 31, 2009 to 1.28% for the quarter ended March 31, 2010. The net interest margin for the first quarter of 2010 increased 11 basis points to 4.65% from the 2009 comparison period at 4.54%, reflecting the net effect of an increase in net interest income of $226 thousand and an increase of $9.2 million, or 2.3%, in average earning assets.

Yields Earned and Rates Paid. The following table shows for the periods indicated the total amount of income recorded from average interest earning assets and the related average tax equivalent yields, the interest expense associated with average interest bearing liabilities, the related average rates paid, and the resulting tax equivalent net interest spread and margin. Yield and rate information is average information for the period, and is calculated by dividing the annualized tax equivalent income or expense item for the period by the average balance of the appropriate balance sheet item during the period. Net interest margin is annualized tax equivalent net interest income divided by average earning assets. Nonaccrual loans or investments are included in asset balances for the appropriate periods, but recognition of interest on such loans or investments is discontinued and any remaining accrued interest receivable is reversed in conformity with federal regulations.

Tax-exempt interest income amounted to $108 thousand and $125 thousand for the three months ended March 31, 2010 and 2009, respectively. The following table presents the effect of tax-exempt income on the calculation of the net interest margin, using a marginal tax rate of 34% for 2010 and 2009:

	For The Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Net interest income as presented	$4,588	$4,362
Effect of tax-exempt interest
Securities available-for-sale	31	33
Loans	77	92
Net interest income, tax equivalent	$4,696	$4,487

	Three Months Ended March 31,
	2010			2009
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$ 10,829	$ 4	0.14%	$ 7,551	$ 2	0.09%
Interest bearing deposits in banks	20,918	122	2.36%	13,787	123	3.63%
Investment securities (1), (2)	23,815	260	4.88%	26,897	314	5.16%
Loans, net (1), (3)	352,283	5,258	6.14%	350,429	5,411	6.37%
FHLB of Boston stock (4)	1,922	-	0.00%	1,922	-	0.00%
Total interest earning assets (1)	409,767	5,644	5.69%	400,586	5,850	6.04%

Cash and due from banks	5,241			5,586
Premises and equipment	7,917			7,385
Other assets	13,045			12,029
Total assets	$435,970			$425,586

Average Liabilities and Stockholders’ Equity:
NOW accounts	$ 59,031	$ 33	0.22%	$ 58,539	$ 44	0.30%
Savings/money market accounts	114,139	152	0.54%	103,132	181	0.71%
Time deposits	131,283	588	1.82%	136,315	962	2.86%
Borrowed funds	29,764	283	3.80%	28,916	301	4.17%
Total interest bearing liabilities	334,217	1,056	1.28%	326,902	1,488	1.84%

Noninterest bearing deposits	54,577			51,114
Other liabilities	6,170			8,595
Total liabilities	394,964			386,611

Stockholders’ equity	41,006			38,975
Total liabilities and stockholders’ equity	$435,970			$425,586

Net interest income		$4,588			$4,362

Net interest spread (1)			4.41%			4.20%

Net interest margin (1)			4.65%			4.54%

____________________

(1)

Average yields reported on a tax-equivalent basis using a marginal tax rate of 34%.

(2)

Average balances of investment securities are calculated on the amortized cost basis and include nonaccrual securities, if applicable.

(3)

Includes loans held for sale as well as nonaccrual loans and unamortized costs and is net of the allowance for loan losses.

(4)

Dividends on the Federal Home Loan Bank (FHLB) of Boston stock were suspended effective during the fourth quarter of 2008.

Rate/Volume Analysis. The following table describes the extent to which changes in average interest rates (on a fully tax-equivalent basis) and changes in volume of average interest earning assets and interest bearing liabilities have affected the Company’s interest income and interest expense during the period indicated. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to:

•

changes in volume (change in volume multiplied by prior rate);

•

changes in rate (change in rate multiplied by prior volume); and

•

total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009 Increase/(Decrease) Due to Change In
	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$ 1	$ 1	$ 2
Interest bearing deposits in banks	50	(51)	(1)
Investment securities	(37)	(17)	(54)
Loans, net	30	(183)	(153)
Total interest earning assets	$44	$(250)	$(206)

Interest bearing liabilities:
NOW accounts	$ -	$ (11)	$ (11)
Savings/money market accounts	17	(46)	(29)
Time deposits	(35)	(339)	(374)
Borrowed funds	9	(27)	(18)
Total interest bearing liabilities	(9)	(423)	(432)
Net change in net interest income	$53	$ 173	$ 226

Three Months Ended March 31, 2010, Compared to Three Months Ended March 31, 2009.

Interest and Dividend Income. The Company’s interest and dividend income decreased $206 thousand, or 3.5%, to $5.64 million for the three months ended March 31, 2010, from $5.85 million for the same period last year, despite an increase in average earning assets of $9.2 million, or 2.3%, to $409.8 million, from $400.6 million for the three months ended March 31, 2009. The positive effect on interest income resulting from the rise in average earning assets was more than offset by the lower rates earned on all interest earning assets except federal funds sold and overnight deposits in the first quarter of 2010 versus 2009. In particular, interest income on loans decreased $153 thousand, or 2.8%, to $5.3 million for the first quarter of 2010 versus the $5.4 million for the 2009 comparison period, despite an increase in average loan volume between periods. Average loans approximated $352.3 million at an average yield of 6.14% for the three months ended March 31, 2010, up $1.8 million from an average of $350.4 million at an average yield of 6.37% for the three months ended March 31, 2009. However, the increase in average volume was more than offset by a 23 basis point decrease in average yield. Loan demand has slowed somewhat during 2010 despite the continuing low interest rates as it appears that customers are being conservative in viewing the economic outlook and the majority of customers who could refinance to lower interest rates have done so over the preceding eighteen months as rates have been at historic lows since December 2008.

The Company has continued to manage interest rate risk by selling low rate qualified residential mortgages originated during 2010 to the secondary market and has benefited from the sale of these mortgages, with gains on the sales of such loans totaling $102 thousand for the quarter ended March 31,

2010, compared to $300 thousand during the same period last year. Sales of residential mortgages totaled $8.2 million during the first quarter of 2010 versus $17.9 million during the same quarter of 2009.

The average balance of investments (including mortgage-backed securities) decreased $3.1 million, or 11.5%, to $23.8 million for the three months ended March 31, 2010, from $26.9 million for the three months ended March 31, 2009. Maturing investments and principal paydowns were reinvested into short term FDIC insured interest bearing deposits or left at the Federal Reserve Bank of Boston to provide financial security and liquidity to utilize for future loan growth or to reinvest in investment securities once interest rates rise. The average level of interest bearing deposits in the Bank for the quarter was $20.9 million, up $7.1 million, or 51.7%, from the 2009 average level of $13.8 million. The average level of federal funds sold and overnight deposits increased $3.3 million, to $10.8 million, or 43.4%, for the three months ended March 31, 2010, from $7.6 million for the three months ended March 31, 2009. Interest income from nonloan instruments decreased $53 thousand, or 12.1%, between periods, with $386 thousand for the first quarter of 2010 versus $439 thousand for the same period of 2009, reflecting the decreases in yields on all types of interest earning assets except federal funds sold and overnight deposits.

Interest Expense. The Company’s interest expense decreased $432 thousand, or 29.0%, to $1.1 million for the three months ended March 31, 2010, from $1.5 million for the three months ended March 31, 2009. The decrease reflected a $423 thousand decrease attributable to lower rates on all interest bearing liabilities, and a $9 thousand decrease attributable to lower volume for time deposits, partially offset by a higher volume in savings/ money market accounts and borrowed funds.

Interest expense on deposits decreased $414 thousand, or 34.9%, to $773 thousand for the quarter ended March 31, 2010, from $1.2 million for the quarter ended March 31, 2009. Although competition for deposits has remained strong, the $6.5 million, or 2.2%, growth in average interest bearing deposits for the quarter ended March 31, 2010 to $304.5 million compared to average interest bearing deposits of $298.0 million for the same period last year reflects the overall growth in the franchise and the continuing uncertainty surrounding the financial markets, which has resulted in the flight of investments to the safety of FDIC insured deposits. Average time deposits decreased to $131.3 million for the three months ended March 31, 2010, from $136.3 million for the three months ended March 31, 2009, or a decrease of $5.0 million, or 3.7%. The average rate paid on time deposits during the first quarter of 2010 decreased 104 basis points, to 1.82% from 2.86% for the first quarter of 2009. The average balances for money market and savings accounts increased $11.0 million, or 10.7%, to $114.1 million for the three months ended March 31, 2010, from $103.1 million for the three months ended March 31, 2009. A $492 thousand, or 0.8%, increase in NOW accounts brought the average balance up to $59.0 million from $58.5 million between the two years.

Interest expense on borrowed funds decreased $18 thousand, or 6.0%, from $301 thousand for the quarter ended March 31, 2009 to $283 thousand for the quarter ended March 31, 2010, despite an increase of $848 thousand in average funds borrowed from $28.9 million to $29.8 million, or 2.9%, between years as rates remained low. The average rate paid on borrowed funds declined 37 basis points between periods.

Provision for Loan Losses. There was a $90 thousand loan loss provision for the quarter ended March 31, 2010 compared to a $95 thousand loan loss provision for the quarter ended March 31, 2009. Although the winter season for tourism was not the best in 2010 due to below average snowfall, there was a decrease in past due and nonaccrual loans of $4.5 million between years as well as a decline of $851 thousand since December 31, 2009. The lower provision in the first quarter of 2010 was deemed appropriate in light of the decrease in past due and nonaccrual loans, the review of various qualitative factors, net charge-offs for the quarter of $128 thousand, which was virtually unchanged from net charge-offs of $127 thousand for the quarter ended March 31, 2009, the volume increase in the loan portfolio and the slight change in the makeup of the loan portfolio. For further details see, FINANCIAL CONDITION Allowance for Loan Losses and Asset Quality below.

Noninterest Income. The following table sets forth changes from the first quarter of 2009 to the first quarter of 2010 for components of noninterest income:

	For The Three Months Ended March 31,
	2010	2009	$ Variance	% Variance
	(Dollars in thousands)
Trust income	$ 109	$ 91	$ 18	19.8
Service fees	964	851	113	13.3
Net gains on sales of loans held for sale	102	300	(198)	(66.0)
Other income	44	88	(44)	(50.0)
Subtotal	1,219	1,330	(111)	(8.3)
Net gains on sales of investment securities available-for-sale	-	21	(21)	(100.0)
Total noninterest income	$1,219	$1,351	$(132)	(9.8)

Noninterest income net of gains, losses, and write-downs on investment securities available-for-sale was $1.219 million, or 17.8%, of total income for the three months ended March 31, 2010 versus $1.330 million, or 18.5%, of total income for the three months ended March 31, 2009. This decrease between years is mainly due to the effect of lower net gains on residential real estate loans sold.

Trust income. Trust income increased by $18 thousand, or 19.8%, between the quarters ended March 31, 2010 and March 31, 2009 as dollars in both managed and nonmanaged fiduciary accounts grew by 24.5% and 7.8%, respectively between March 31, 2009 and 2010. Fees are normally charged on asset values.

Service fees. Service fees increased $113 thousand, or 13.3%, between the first quarter of 2009 and the first quarter of 2010. The main reason was due to the growth in debit card and ATM fees due to a change in the billing breakdown from net fees to gross fees from the servicer (the reader will note an increased expense for these services in noninterest expense discussed below) as well as the growth in the volume of electronic transactions.

Net gains on sales of loans held for sale. Residential real estate loans of $8.2 million were sold for a net gain of $102 thousand during the first quarter of 2010, versus sales of $17.9 million for a net gain of $300 thousand during the first quarter of 2009.

Other income. The decrease resulted primarily from the decrease in net mortgage servicing rights recognized in the first quarter of 2010 of $69 thousand compared to the first quarter of 2009 of $2 thousand, due to the decrease in the volume of loans sold in 2010 versus 2009.

Noninterest Expense. The following table sets forth changes from the first quarter of 2009 to the first quarter of 2010 for components of noninterest expense:

	For The Three Months Ended March 31,
	2010	2009	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$1,565	$1,497	$ 68	4.5
Pension and employee benefits	760	700	60	8.6
Occupancy expense, net	255	293	(38)	(13.0)
Equipment expense	248	299	(51)	(17.1)
Expenses of OREO and other assets owned, net	90	49	41	83.7
FDIC insurance assessment	133	133	-	-
Delivery fees on sales of loans	54	71	(17)	(23.9)
Equity in losses of affordable housing investments	106	106	-	-
Other expenses	928	842	86	10.2
Total noninterest expense	$4,139	$3,990	$149	3.7

Salaries and wages. The increase in 2010 over 2009 was due primarily to normal annual salary increases as well as the recognition, as a reduction in salary expense, of $34 thousand for deferred loan origination costs in the first quarter 2010 versus $51 thousand in the first quarter of 2009 due to the decrease in loan originations.

Pension and employee benefits. There was also an increase of $133 thousand, or 81.7%, in the Company’s medical costs from $163 thousand for the first quarter of 2009, to $296 thousand for the first quarter of 2010, as the Company booked a $129 thousand credit in the first quarter of 2009 for a recovery of accrued costs under the old self-insured medical plan which was terminated December 31, 2008, with six months of runout liability for services received but not yet billed. There was an $86 thousand, or 29.4%, decrease in the defined benefit pension plan expense for the first quarter to $208 thousand for 2010 from the prior year’s first quarter expense of $294 thousand. This decrease is mainly due to the increase in asset values within the plan as of the January 1, 2010 actuarial valuation date, compared to the prior year, given the change in the financial markets and the $2.1 million contribution to the plan by the Company during 2009.

Occupancy expense. The decrease between the first quarter of 2010 and 2009 is mainly due to the mild winter in 2010 where fuel and snow removal costs were below normal.

Equipment expense. The decrease between years is mainly due to the decrease in depreciation expense.

Expenses of OREO and other assets owned, net. The costs incurred during the first quarter of 2010 included higher legal and operating costs than normally would be incurred due to the commercial nature of the properties. The increased costs were partially mitigated as expenses for the three months ended March 31, 2009 included $13 thousand in the write-down of value of two OREO properties to their fair market value less estimated costs to sell, while the expenses for the three months ended March 31, 2010 did not include any write-downs.

Delivery fees on sales of loans. These expenses represent delivery fees paid to the secondary market purchasers upon the sale of qualified residential loans. Sales volume decreased from $17.9 million in the first quarter of 2009 to $8.2 million in the first quarter of 2010 which accounts for the decrease in related loan fees, but the delivery fees charged on each loan have continued to increase between years. It is the normal practice of the Company to collect these fees from the customer at the time of closing and that income is reflected in interest and fees on loans.

Other expenses. The net change between quarters ended March 31, 2010 and 2009 has many components, some increases and some decreases; the largest being a $40 thousand increase in debit card/ ATM expenses due to the new gross billing system referred to above, as well as the growth in volume of electronic transactions. Professional fees also increased in 2010 primarily due to the anticipated cost of the Sarbanes-Oxley internal control report required from our independent auditors for 2010.

Income Tax Expense. The Company has provided for current and deferred federal income taxes for the quarters ended March 31, 2010 and 2009. The Company's provision for income taxes was $359 thousand for the three months ended March 31, 2010 compared to $361 thousand for the same period in 2009. The Company’s effective tax rate increased to 22.8% for the three months ended March 31, 2010, from 22.2% for the same period in 2009.

FINANCIAL CONDITION

At March 31, 2010, the Company had total consolidated assets of $440.3 million, including gross loans and loans held for sale (“total loans”) of $357.7 million, deposits of $365.3 million and stockholders' equity of $41.4 million. The Company’s total assets decreased $7.2 million, or 1.6%, to $440.3 million at March 31, 2010, from $447.5 million at December 31, 2009 but this is a normal seasonal fluctuation due in part to the effects of the municipal financing cycle. Net loans and loans held for sale decreased to $354.3 million, or 80.4%, of total assets at March 31, 2010, compared to $354.7 million, or 79.3%, of total assets at December 31, 2009.

Cash and cash equivalents, including federal funds sold and overnight deposits, decreased $6.6 million, or 29.7%, to $15.6 million at March 31, 2010, from $22.1 million at December 31, 2009. Interest bearing deposits in banks decreased $944 thousand, or 4.1%, from $23.0 million at December 31, 2009 to $22.0 million at March 31, 2010. Investment securities available-for-sale increased from $24.6 million at December 31, 2009, to $25.3 million at March 31, 2010, a $667 thousand, or 2.7%, increase. Total nonloan interest bearing assets decreased from 14.5% of total assets at December 31, 2009 to 13.1% at March 31, 2010, reflecting the normal seasonal fluctuation.

Deposits decreased $3.7 million, or 1.0%, to $365.1 million at March 31, 2010, from $368.8 million at December 31, 2009. This decrease is a normal seasonal fluctuation due in part to the effects of the municipal financing cycle and was much smaller in the first quarter of 2010 than it has been over the last few years. Noninterest bearing deposits decreased $6.3 million, or 10.5%, from $60.1 million at December 31, 2009 to $53.8 million at March 31, 2010. Interest bearing deposits increased $2.6 million, or 0.9%, from $308.7 million at December 31, 2009, to $311.3 million at March 31, 2010. (See average balances and rates in the Yields Earned and Rates Paid tables on pages 23 and 24.) Aggressive rate competition from in-market and out-of-market financial institutions makes deposit accounts increasingly hard to attract and retain. Noninterest bearing deposits are especially difficult to develop and increase.

Total borrowings decreased $3.7 million, or 11.9%, at March 31, 2010, from $31.0 million at December 31, 2009 to $27.3 million at March 31, 2010 due to a payoff of a short-term FHLB of Boston advance and normal monthly payments on amortizing advances at the FHLB of Boston.

Total stockholders’ equity increased $237 thousand to $41.4 million at March 31, 2010 from $41.2 million at December 31, 2009. This increase reflects net income of $1.219 million for the first three months of 2010 and the $136 thousand positive change in accumulated other comprehensive loss, less regular cash dividends paid of $1.115 million and the purchase of Treasury stock totaling $9 thousand. (See Capital Resources on page 42.)

Loans Held for Sale and Loan Portfolios. Total loans (including loans held for sale) decreased $499 thousand, or 0.1%, to $357.6 million from $358.1 million at December 31, 2009. At March 31, 2010, the Company’s total loan portfolio represented 81.2% of assets, down in dollars but up in percentage from $358.1 million, or 80.0%, of assets at December 31, 2009 and up in dollars but down in percentage from $348.9 million, or 82.7%, of assets at March 31, 2009. The Company’s loans primarily consist of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Real estate secured loans represented $312.3 million, or 87.3%, of total loans at March 31, 2010 and $311.7 million, or 87.0%, of total loans at December 31, 2009. Junior liens on one-to-four family residences, on which the Company does not also hold the first mortgage, only account for

$11.9 million, or 3.8%, of the $312.3 million of real estate secured loans at March 31, 2010. Average net loans (including loans held for sale) were $350.4 million for the first three months of 2009 and increased $1.9 million, or 0.5%, to $352.3 million for the first three months of 2010. The Company sold $8.2 million of residential mortgage loans held for sale during the first three months of 2010, resulting in a net gain on sale of loans of $102 thousand, compared with loan sales of $17.9 million and related net gain on sale of loans of $300 thousand for the first three months of 2009. While competition for good loans is strong, the Company has been able to originate loans to both current and new customers while maintaining credit quality. Loan demand, while down from the frenzied pace of 2009, has been steady during the first three months of 2010. Management expects demand may slow over the coming months if interest rates rise and as the number of customers who can refinance complete the process.

The following table shows information on the composition of the Company’s total loan portfolio at the dates indicated:

	March 31, 2010		December 31, 2009
Loan Type	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$124,409	34.8	$123,915	34.6
Construction real estate	21,127	5.9	19,391	5.4
Commercial real estate	158,681	44.4	159,095	44.4
Commercial	15,381	4.3	15,597	4.4
Consumer	6,742	1.9	6,967	1.9
Municipal loans	23,191	6.5	23,862	6.7
Loans held for sale	8,059	2.2	9,262	2.6
Total loans	357,590	100.0	358,089	100.0

Add/ (Deduct):
Allowance for loan losses	(3,455)		(3,493)
Unamortized net loan costs	125		78
Net loans and loans held for sale	$354,260		$354,674

The Company originates and sells qualified residential mortgages to the secondary market, with most of this type of sales made to the Federal Home Loan Mortgage Corporation (FHLMC/“Freddie Mac”). At March 31, 2010, the Company serviced a $257.3 million residential real estate mortgage portfolio, of which $7.5 million is held for sale and approximately $125.4 million is serviced for unaffiliated third parties.

The delivery fees, included in Other expenses, that the Company is required to pay when selling loans in the secondary market have increased dramatically as a percent of net gains from $71 thousand, or 23.8%, of net gains for the three months ended March 31, 2009 to $54 thousand, or 52.7%, of net gains for the three months ended March 31, 2010. The Company has chosen to sell the majority of qualified residential mortgage loans currently generated to the secondary market in order to mitigate long-term interest rate risk and generate fee income. The Company generally retains the servicing rights on sold residential mortgage loans. It has in the past and may in the future sell participations in a few large commercial or commercial real estate loans with other financial institutions for liquidity or credit concentration management purposes.

The Company also originates commercial real estate and commercial loans under various SBA, U.S. Department of Agriculture Rural Development Authority and Vermont Economic Development Authority programs which provide a government agency guarantee for a portion of the loan amount. There was $4.9 million guaranteed under these various programs at March 31, 2010. The Company occasionally sells the guaranteed portion of the loan to other financial concerns and retains servicing rights, which generates fee income. The Company serviced $2.5 million of commercial and commercial real estate loans for unaffiliated third parties as of March 31, 2010.

The Company capitalizes servicing rights for both mortgage and commercial loans sold with servicing retained. The Company recognizes gains and losses on the sale of the principal portion of these loans as they occur. The unamortized balance of servicing rights on loans sold with servicing retained was $532 thousand at March 31, 2010, with an estimated market value in excess of their carrying value as of such date.

In the ordinary course of business, the Company occasionally sells participations in, on a non-recourse basis, a portion of commercial, municipal or real estate loans to other financial institutions for liquidity or credit concentration management purposes. The total of loans participated out as of March 31, 2010 was $16.7 million.

Union Bank is participating in the SBA’s temporary America’s Recovery Capital (ARC) program which offers interest-free loans of up to $35,000 to viable small businesses, which carry a 100% guaranty from the SBA to the lender and require no fees paid to the SBA. The program pays participating lenders a market rate of interest while the ARC loans are outstanding.

There was $16.2 million of residential real estate loans pledged to secure municipal deposits above the FDIC insurance level as of March 31, 2010. Qualified first mortgages held by Union may also be pledged as collateral for borrowings from the FHLB of Boston under a blanket lien.

Asset Quality. The Company, like all financial institutions, is exposed to certain credit risks including those related to the value of the collateral that secures its loans and the ability of borrowers to repay their loans. The underlying value of real estate collateral has not seen as much of a decline in Vermont and northwestern New Hampshire as has been experienced in other parts of the country and the Company’s conservative loan policies have been prudent for both the Company and its customers. Continued market volatility, high unemployment rates and weakness in the general economic condition of the country or our market area, may have a negative effect on our customers’ ability to make their loan payments on a timely basis and/or on underlying collateral values. Management closely monitors the Company’s loan and investment portfolios, other real estate and other assets owned for potential problems and reports to the Company’s and the subsidiary’s Boards of Directors at regularly scheduled meetings. Repossessed assets and loans or investments that are 90 days or more past due are considered to be nonperforming assets. Board approved policies set forth portfolio diversification levels to mitigate concentration risk.

The Company’s Board of Directors has set forth well-defined lending policies (which are periodically reviewed and revised as appropriate) that include conservative individual lending limits for officers, aggregate and advisory board approval levels, Board approval for large credit relationships, a loan review program and other limits or standards deemed necessary and prudent. The Company’s loan review department is supervised by an experienced former regulatory examiner and staffed by a Certified Public Accountant, as well as other experienced personnel. The Company’s loan review program encompasses a quality control process for loan documentation and underwriting for select loans as well as a monitoring process for credit extensions to assess the credit quality and degree of risk in the loan portfolio. Management performs and shares with the Board of Directors periodic concentration analyses based on various factors such as industries, collateral types, location, large credit sizes and officer portfolio loads. The Company has established underwriting guidelines to be followed by its officers; material exceptions are required to be approved by a senior loan officer or the Board of Directors. The Company monitors its delinquency levels for any adverse trends. There can be no assurance, however, that the Company’s loan portfolio will not become subject to increasing pressures from deteriorating borrower financial strength due to general or local economic conditions.

Restructured loans include the Company’s troubled debt restructurings that involved forgiving a portion of interest or principal, refinancing at a rate materially less than the market rate, rescheduling loan payments, or granting other concessions to a borrower due to financial or economic reasons related to the debtor’s financial difficulties that the Company would not ordinarily grant. Restructured loans do not include qualifying restructured loans that have complied with the terms of their restructure agreement for a satisfactory period of time. There were three restructured commercial real estate loans at March 31, 2010 totaling $2.1 million and $1.9 million at December 31, 2009 and all were current on their restructured payment terms as of such dates. Restructured loans are considered impaired loans when evaluating a specific loan loss reserve allocation.

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

The following table shows the composition of nonperforming assets at the dates indicated and trends of certain ratios monitored by Company’s management in reviewing asset quality:

	March 31, 2010	December 31, 2009	March 31, 2009
	(Dollars in thousands)
Nonaccrual loans	$2,933	$3,738	$3,149
Accruing loans 90+ days delinquent	647	538	3,669
Total nonperforming loans	3,580	4,276	6,818
OREO	1,338	886	797
Other Assets Owned	-	-	11
Nonaccrual investments available-for-sale	-	-	188
Total nonperforming assets	$4,918	$5,162	$7,814

Allowance for loan losses to loans not held for sale	0.99%	1.00%	1.02%
Allowance for loan losses to nonperforming loans	96.51%	81.69%	51.69%
Nonperforming loans to total loans	1.00%	1.19%	1.95%
Nonperforming assets to total assets	1.12%	1.15%	1.85%
Delinquent loans (30 days to nonaccruing) to total loans	3.03%	3.26%	4.41%
Net charge-offs (annualized) to average loans not held for sale	0.15%	0.13%	0.15%
Loan loss provision to net charge-offs (quarterly)	70.31%	86.39%	74.80%

The level of nonaccrual loans decreased $805 thousand, or 21.5%, since December 31, 2009 while accruing loans delinquent 90 days or more increased $109 thousand, or 20.3%, during the same time period and the percentage of nonperforming loans to total loans dropped from 1.19% to 1.00%. The aggregate interest income not recognized on nonaccrual loans amounted to approximately $651 thousand and $517 thousand as of March 31, 2010 and 2009, respectively and $664 thousand as of December 31, 2009.

The majority of the decrease in nonaccrual loans between December 31, 2009 and March 31, 2010 was related to residential real estate loans with two properties transferred from nonaccrual loans to OREO during the first quarter of 2010 and one of them is under contract to sell.

Nonperforming loans and assets have both improved in terms of dollars and percentages from December 31, 2009 as well as from March 31, 2009. Total delinquent loans as a percentage of gross loans have also improved as well as the allowance for loan losses to nonperforming loans. The Company’s success at keeping the nonperforming and delinquency ratios at favorable levels despite deteriorating economic conditions was the result of continued focus on maintaining strict underwriting standards, as well as our practice as a community bank to actively work with troubled borrowers to resolve the borrower’s delinquency while maintaining the Company’s safe and sound credit practices and safeguarding our strong capital position.

At March 31, 2010, the Company had five customers with internally classified loans totaling $1.9 million and there was $776 thousand internally classified at December 31, 2009. In management's view, such loans represent a higher degree of risk and could become nonperforming loans in the future. While still on a performing status, in accordance with the Company’s credit policy, loans are internally classified when a review indicates the existence of certain conditions making the likelihood of collection questionable. The increase between December 31, 2009 and March 31, 2010 is mainly due to two commercial customers whose businesses have been affected by the recession or the slow down in the residential construction market.

The Company actively works with customers who may be delinquent or headed for problems. One of the benefits of being a community financial institution is our employees’ and Boards’ knowledge of the community and borrowers, which allows us to be proactive in working closely with our loan customers. The Company’s delinquency rates have historically run higher than similar sized institutions nationally, while losses have been lower. Although management believes that nonperforming loans are generally well-secured and that potential loan losses are provided for in the Company’s allowance for loan losses, there can be no assurance that future deterioration in economic conditions and/or collateral values, or changes in other relevant factors will not result in future credit losses. The Company has not targeted sub-prime borrowers and has not experienced an elevated delinquency in this area.

The Company’s management is focused on the impact that the current prolonged recession may have on its borrowers and is closely monitoring industry and geographic concentrations for evidence of financial problems. Since the fourth quarter of 2007, residential real estate values have declined nationally with some areas of the country experiencing significant weakening. During the first quarter of 2010, there have been indications that the housing market is starting to stabilize. While the recession impacted the Vermont housing market, it did not cause significant price declines. Sales of homes in Vermont slowed considerably over the last two years along with housing permits. The real estate market decline significantly contributed to the downturn in the general economy with unemployment rates and business failures rising nationwide. These conditions may cause borrowers who are current in their payments to experience deterioration in the value of their collateral and increase the potential of default if their income levels decline. Management continues to monitor the national, regional and local economic environment and its impact on unemployment, business failures and real estate values in the Company’s market area.

Vermont continues to have the lowest residential foreclosure rate in the United States but on occasion properties are acquired through or in lieu of loan foreclosure. These properties are held for sale and are initially recorded as OREO at fair value less estimated selling costs at the date of the Company’s acquisition of the property, with fair value based on an appraisal for more significant properties and on a broker’s price opinion for minor properties. Holding costs on properties acquired are expensed as incurred. There were no declines in fair value after acquisition of the property resulting in charges against income before tax for the quarter ended March 31, 2010. Charges against income before tax totaled $13 thousand for the quarter ended March 31, 2009. The Company evaluates each property at least quarterly for changes in the fair value. The Company had six residential and commercial real estate properties for a total of $1.3 million classified as OREO at March 31, 2010, three of which have subsequently gone under contract to sell. This compares to a total of $886 thousand at December 31, 2009 representing three residential and one commercial properties. There was a $47 thousand allowance for losses on OREO at both March 31, 2010 and December 31, 2009 which was netted out of the above values. The OREO was included in Other assets on the consolidated balance sheet at both time periods.

Further softening in the real estate market would make the potential to recover all principal and related costs for OREO properties uncertain.

Allowance for Loan Losses. Some of the Company’s loan customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge off a portion or all of the remaining principal balance due. The Company maintains an allowance for loan losses to absorb such losses. The allowance is maintained at a level which, by management’s best estimate, is appropriate to absorb probable credit losses inherent in the loan portfolio; however, actual loan losses may vary from current estimates.

Adequacy of the allowance for loan losses is evaluated quarterly using a consistent, systematic methodology, which analyzes the risk inherent in the loan portfolio. In addition to evaluating the collectability of specific loans when determining the adequacy of the allowance, management also takes into consideration other factors such as changes in the mix and size of the loan portfolio, credit concentrations, historic loss experience, the amount of delinquencies and loans adversely classified, industry trends, and the impact of the local and regional economy on the Company’s borrowers and the estimated value of any underlying collateral. The adequacy of the allowance for loan losses is assessed by an allocation process whereby specific loss allocations are made against certain adversely classified loans and general loss allocations are made against segments of the loan portfolio that have similar attributes. The total allowance for possible loan losses is a valuation reserve applicable to the entire portfolio. The Company allocates the allowance for loan losses based on the percentage category to total loans, the portion of the allowance for loan losses, allocated to each category does not represent the total available for future losses which may occur within the loan category.

The allowance is increased by a provision for loan losses charged to earnings, and reduced by charge-offs, net of recoveries. The provision for loan losses represents management’s estimate of the current period credit cost associated with maintaining an appropriate allowance for loan losses. Based on an evaluation of the loan portfolio and other relevant factors, management presents a quarterly analysis of the adequacy of the allowance to the Board of Directors, indicating any changes in the allowance since the last review and any recommendations as to adjustments in the allowance. Additionally, bank regulatory agencies regularly review the Company’s allowance for loan losses, including the methodology for determining the allowance, as an integral part of their examination process.

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

The level of allowance allocable to each loan portfolio category with similar risk characteristics is determined based on historical charge-offs, adjusted for qualitative risk factors. A quarterly analysis of various qualitative factors, including portfolio characteristics, national and local economic trends, overall market conditions, and levels of, and trends in, delinquencies and nonperforming loans, helps to ensure that areas with potential risk for loss are considered in management’s allowance estimate. In addition, when other individual loans are identified by management as representing an elevated risk of loss, the level of allowance allocable to those loans is determined through estimating probable loss for each individual credit based on its specific risk attributes. Nonaccrual loans are also evaluated for specific impairment when Union’s loan exposure is greater than $100 thousand or Union’s exposure for an entire relationship is greater than $150 thousand. These loans may be classified as impaired when management believes it is probable that the Company will not collect all the contractual interest and principal payments as scheduled in the loan agreement. A specific reserve amount is allocated to the allowance for individual loans that have been classified as impaired on the basis of the fair value of the collateral for collateral dependent loans, an observable market price, or the present value of anticipated future cash flows. Impaired loans also include all restructured loans and were $2.8 million at March 31, 2010 with government guarantees of $127 thousand and a specific reserve amount allocated of $150 thousand which is estimated by management to be the Company’s loss exposure. This compares to impaired loans of $3.8 million at December 31, 2009 with government guarantees of $442 thousand and a specific reserve amount allocated of $341 thousand.

The Company’s loan portfolio balance not held for sale increased $704 thousand from $348.8 million at December 31, 2009 to $349.5 million at March 31, 2010 with growth in residential and construction real estate categories and decreases in all other categories. (See chart on page 34 for further details.) The composition of the Company’s loan portfolio remained relatively unchanged from December 31, 2009, and there was no material change in the Company’s lending programs or terms during the first quarter of 2010.

As a result of the combined changes in volumes among various loan categories, a review of qualitative factors and the net charge-offs for the first three months of 2010 of $128 thousand, the Company designated a $90 thousand loan loss provision for the three months ended March 31, 2010, which left the allowance for loan losses at $3.5 million at March 31, 2010, virtually unchanged from December 31, 2009 in terms of dollars but improved in terms of its ratio to nonperforming loans.

The following table reflects activity in the allowance for loan losses for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Balance at beginning of period	$3,493	$3,556
Charge-offs:
Real Estate:
Residential	(102)	(15)
Commercial	(38)	(106)
Commercial	-	(22)
Consumer and other	(6)	(1)
Total charge-offs	(146)	(144)
Recoveries:
Real Estate:
Residential	7	-
Commercial	-	6
Commercial	1	1
Consumer and other	10	10
Total recoveries	18	17
Net charge-offs	(128)	(127)
Provision for loan losses	90	95
Balance at end of period	$3,455	$3,524

The following table (net of loans held for sale) shows the internal breakdown of the Company’s allowance for loan losses by category of loan and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

	March 31, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate
Residential	$ 864	35.6	$ 976	35.5
Commercial	2,002	47.7	1,959	47.8
Construction	259	6.1	240	5.6
Other Loans
Commercial	231	4.4	235	4.5
Consumer Municipal, Other and Unallocated	99	6.2	83	6.6
Total	$3,455	100.0	$3,493	100.0

Notwithstanding the categories shown in the table above, all funds in the allowance for loan losses are available to absorb loan losses in the portfolio, regardless of loan category or specific allocation.

Management of the Company believes, in its best estimate, that the allowance for loan losses at March 31, 2010, is at an appropriate level to cover probable credit losses inherent in the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods that would require an elevated loan loss provision in the future. See CRITICAL ACCOUNTING POLICIES. In addition, our banking regulators, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on their judgments about information available to it at the time of its examination. A large adjustment to the allowance or losses in future periods may require increased provisions to replenish the allowance, which could negatively affect earnings. While the Company recognizes that a further economic slowdown or financial and credit market turmoil may adversely impact its borrowers’ financial performance and ultimately their ability to repay their loans, management continues to be cautiously optimistic about the collectability of the Company’s loan portfolio.

Investment Activities. At March 31, 2010, all investment securities were classified as available-for-sale and totaled $25.3 million, or 5.7%, of assets. The amount in investment securities available-for-sale increased $667 thousand, or 2.7%, from $24.6 million, or 5.5%, of assets at December 31, 2009, as funds from maturing securities or FDIC insured certificates of deposit were utilized to purchase step-up U.S. Government agency securities to improve current and future yields without increasing risk. There was $2.1 million of investment securities pledged to secure various governmental and municipal deposits as of March 31, 2010 and $3.6 million at December 31, 2009.

Net unrealized gains for the Company’s available-for-sale investment securities portfolio were $708 thousand as of March 31, 2010 versus net unrealized gains of $544 thousand as of December 31, 2009, respectively. Net unrealized gains of $467 thousand, net of income tax effect, were reflected in the Company’s accumulated other comprehensive loss component of stockholders’ equity at March 31, 2010.

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

Federal Home Loan Bank of Boston Stock. Union is a member of the FHLB of Boston with an investment of $1.9 million in its Class B common stock at both March 31, 2010 and December 31, 2009. The Class B common stock has a five year notice requirement for redemption and there is no guarantee of future redemption. Also, there is the possibility of future capital calls by the FHLB of Boston on member banks to ensure compliance with its capital plan. Union’s investment in FHLB stock is carried as an Other asset at cost and is nonmarketable. Similar to evaluating investment securities available-for-sale for other-than-temporary impairment, management has evaluated its investment in the FHLB of Boston. The FHLB of Boston has taken a number of steps to strengthen its capital position and preserve its capital in the wake of significant other-than-temporary impairment charges it has recorded in its investment portfolio starting during the fourth quarter of 2008 and each quarter thereafter. The FHLB of Boston remains in compliance with all regulatory capital ratios as of December 31, 2009 and March 31, 2010. Dividend payments on the FHLB of Boston Class B common stock have been suspended since the third quarter of 2008 and a moratorium on excess stock repurchases has been implemented. In addition, Union does not have any intention to dispose of its FHLB of Boston stock and the primary purpose of the investment is to obtain access to the FHLB of Boston credit facilities and other products and services. Management’s most recent evaluation of Union’s holdings of FHLB of Boston common stock concluded that Union will likely recover its investment in the FHLB of Boston stock at the stated par value.

Deposits. The following table shows information concerning the Company’s average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the periods ended March 31, 2010, and December 31, 2009:

	Three Months Ended March 31, 2010			Year Ended December 31, 2009
	Average Amount	Percent of Total Deposits	Average Rate	Average Amount	Percent of Total Deposits	Average Rate
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$ 54,577	15.2	-	$ 52,890	14.8	-
NOW accounts	59,031	16.4	0.22%	61,727	17.2	0.26%
Money Market accounts	68,758	19.2	0.69%	62,030	17.3	0.84%
Savings accounts	45,381	12.6	0.32%	43,343	12.1	0.31%
Total nontime deposits	227,747	63.4	0.33%	219,990	61.4	0.37%
Time deposits:
Less than $100,000	73,889	20.6	1.81%	79,877	22.3	2.38%
$100,000 and over	57,394	16.0	1.82%	58,262	16.3	2.40%
Total time deposits	131,283	36.6	1.82%	138,139	38.6	2.39%
Total deposits	$359,030	100.0	0.87%	$358,129	100.0	1.15%

The Company participates in the Certificate of Deposit Account Registry Service (CDARS) of Promontory Interfinancial Network, LLC. There were $12.7 million of time deposits of $250,000 or less on the balance sheet at March 31, 2010 and $13.6 million at December 31, 2009 which were placed through CDARS and which are therefore considered to be “brokered” deposits. None of the Company’s CDARS deposits as of the respective balance sheet dates represent purchased deposits as all such deposits were matched dollar for dollar with Union’s customer deposits which were placed in other participating financial institutions in order to provide those customers with full FDIC insurance coverage.

The following table sets forth information regarding the Company’s time deposits in amounts of $100,000 and over at March 31, 2010 and December 31, 2009 that mature during the periods indicated:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Within 3 months	$18,802	$12,098
3 to 6 months	14,870	22,434
6 to 12 months	10,920	19,107
Over 12 months	8,091	6,578
	$52,683	$60,217

Total deposits on average between the year ended December 31, 2009 and the quarter ended March 31, 2010 grew $901 thousand with growth in all categories except time deposits and NOW accounts. Municipal and nonmunicipal certificates greater than $100 thousand have decreased which is a seasonal trend for the Company mainly due to the municipal finance cycle. Time deposits less than $100 thousand have decreased and management believes that most of the funds have flowed into money market accounts where the interest rates are higher than the short-term certificates.

Time deposits have trended towards very short duration because of the low interest rate environment and the perceived customer desire to be in a position to take advantage of the inevitable rise in interest rates. The majority of time deposits held by municipalities and school districts mature each year on June 30th which is reflected in the difference between the balance in the 3 to 6 months category at March 31, 2010 and the six to twelve months at December 31, 2009.

Borrowings. Borrowings from the FHLB of Boston were $27.3 million at March 31, 2010, at a weighted average rate of 4.03%, and $31.0 million at December 31, 2009, at a weighted average rate of 3.60%.

Borrowings from FHLB of Boston were down at March 31, 2010 as the Company had a net reduction in short term borrowings of $3.4 million, with $5.4 million maturing at 0.19% and a $2.0 million short-term liquidity advance taken at 0.23%. The Company also made scheduled monthly payments on long-term amortizing advances. The Company had no overnight federal funds purchased on March 31, 2010 or December 31, 2009.

OTHER FINANCIAL CONSIDERATIONS

Market Risk and Asset and Liability Management. Market risk is the potential of loss in a financial instrument arising from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices, and equity prices. As of March 31, 2010, the Company did not have any market risk sensitive instruments classified as held-to-maturity or acquired for trading purposes. The Company’s market risk arises primarily from interest rate risk inherent in its lending, investing, deposit taking and borrowing activities as yields on assets change in a different time period or to a different extent from that of interest costs on liabilities. Many other factors also affect the Company’s exposure to changes in interest rates, such as national, regional and local economic and financial conditions, financial market conditions, legislative and regulatory actions, competitive pressures, customer preferences including loan prepayments and/or early withdrawal of time deposits, and historical pricing relationships.

The earnings of the Company and its subsidiary are affected not only by general economic, financial, and credit market conditions, but also by the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve System. The monetary policies of the Federal Reserve System influence, to a significant extent, the overall growth of loans, investments, deposits and borrowings; the level of interest rates earned on assets and paid for liabilities; and interest rates charged on loans and paid on deposits. The nature and impact of future changes in monetary policies are often not predictable. The dramatic change in the financial markets in a very short window of time during 2008 proved that monetary policies are not foolproof and that “exotic” investment vehicles that had been allowed to proliferate over the last twenty years were often not solidly based or understood, monitored and policed by the appropriate regulatory agencies. The Company did not invest in any of the “exotic” vehicles directly but had invested in companies and agencies that have been hurt by their investments or operating practices. Few predicted the 400 basis point drop in the Prime Rate in 2008, the prolonged historic low interest rate environment or the stagnation of the financial market and the economy since September of 2008.

A key element in the process of managing market risk involves direct involvement by senior management and oversight by the Board of Directors as to the level of risk assumed by the Company in its balance sheet. The Board of Directors reviews and approves all risk management policies, including risk limits and guidelines and reviews quarterly the current position in relationship to those limits and guidelines. Daily oversight functions are delegated to the Asset Liability Management Committee (“ALCO”). The ALCO, consisting of senior business and finance officers, actively measures, monitors, controls and manages the interest rate risk exposure that can significantly impact the Company’s financial position and operating results. The ALCO sets liquidity targets based on the Company’s financial condition and existing and projected economic and market conditions. The Company attempts to structure its balance sheet to maximize net interest income and shareholder value while controlling its exposure to interest rate risk. Strategies might include selling or participating out loans held for sale, selling or purchasing investments available-for-sale, or match funding new loans with FHLB of Boston advances. The ALCO formulates strategies to manage interest rate risk by evaluating the impact on earnings and capital of such factors as current interest rate forecasts and economic indicators, potential changes in such forecasts and indicators, liquidity, competitive pressures and various business strategies. The ALCO’s methods for evaluating interest rate risk include an analysis of the Company’s interest rate sensitivity "gap", which provides a static analysis of the maturity and repricing characteristics of the Company’s entire balance sheet, and a simulation analysis, which calculates projected net interest income based on alternative balance sheet and interest rate scenarios, including "rate shock" scenarios involving immediate substantial increases or decreases in market rates of interest.

Members of the ALCO meet at least weekly to set loan and deposit rates, make investment decisions, monitor liquidity, evaluate the loan demand pipeline and review opportunities to sell residential loans into the secondary market. Deposit runoff is monitored daily and loan prepayments evaluated monthly. The Company historically has maintained a substantial portion of its loan portfolio on a variable-rate basis and plans to continue this Asset/Liability Management (ALM) strategy in the future. Portions of the variable-rate loan portfolio have interest rate floors and caps which are taken into account by the Company’s ALM modeling software to predict interest rate sensitivity, including prepayment risk. The utilization of interest rate floors on variable rate loans has become Company policy for loans originated since 2009 due to the historic low interest rates. As of March 31, 2010, the investment portfolio was all classified as available-for-sale and the modified duration was relatively short. The Company does not utilize any exotic derivative products or invest in any "high risk" instruments.

The Company’s interest rate sensitivity analysis (simulation) as of December 2009 for a flat rate environment (the prime rate at both December 31, 2009 and March 31, 2010 was 3.25%) projected the following for the three months ended March 31, 2010, compared to the actual results:

	March 31, 2010
	Projected	Actual	Percentage Difference
	(Dollars in thousands)
Net Interest Income	$4,757	$4,588	(3.6)%
Net Income	$1,182	$1,219	3.1%
Return on Assets	1.13%	1.12%	(0.9)%
Return on Equity	12.09%	11.89%	(1.7)%

The $169 thousand negative difference between actual net interest income of $4.6 million and projected of $4.8 million for the three months ended March 31, 2010 is mainly due to the difference in the level of mortgage loans sold during the quarter as the Company sold $8.2 million of qualified mortgage loans into the secondary market which was twice what had been planned. Also the level of municipal loans was down approximately $2.2 million from projections. These two negative variances in volume resulted in more short-term investments during the first quarter of 2010, which yield a lower interest rate than do longer term loans.

Actual net income is higher than projected by $37 thousand due to higher than expected gain on sale of loans, which was projected at $74 thousand, while actual net gain for the three months ended March 31, 2010 was $102 thousand, the related recognition of net mortgage servicing rights which were $39 thousand higher than projected due to the sales of residential mortgage loans with servicing retained during the first three months of 2010, a positive variance of $93 thousand in other noninterest income categories, a positive variance of $80 thousand in total noninterest expenses and a negative variance of $21 thousand in federal income tax expense.

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

The following table details the contract or notional amount of financial instruments that represent credit risk at the dates indicated:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Commitments to originate loans	$13,572	$16,677
Unused lines of credit	35,887	34,534
Standby letters of credit	2,590	2,438
Credit card arrangements	1,783	1,750
FHLB of Boston MPF credit enhancement obligation, net	86	86
Commitments to purchase investment securities	2,000	-
Total	$55,918	$55,485

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

The Company did not hold or issue derivative or hedging instruments during the quarter ended March 31, 2010.

The Company’s subsidiary bank is required (as are all banks) to maintain vault cash or a noninterest bearing reserve balance as established by Federal Reserve regulations. The Bank’s average total required reserve for the 14 day maintenance period including March 31, 2010 was $302 thousand and for December 31, 2009 was $307 thousand, both of which were satisfied by vault cash. The Company has also committed to maintain a noninterest bearing contracted clearing balance of $1.0 million at March 31, 2010 with the Federal Reserve Bank of Boston.

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

The following table shows the Company's rate sensitivity analysis as of March 31, 2010:

	Cumulative repriced within
	3 Months or Less	4 to 12 Months	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
	(Dollars in thousands, by repricing date)
Interest sensitive assets:
Overnight deposits	$ 10,164	$ -	$ -	$ -	$ -	$ 10,164
Interest bearing deposits in banks	4,130	9,129	7,286	1,486	-	22,031
Investment securities available-for-sale (1)(3)	1,381	2,055	5,714	5,841	10,193	25,184
FHLB Stock	-	-	-	-	1,922	1,922
Loans and loans held for sale (2)(3)	128,538	47,046	69,427	67,184	45,520	357,715
Total interest sensitive assets	$144,213	$58,230	$82,427	$ 74,511	$ 57,635	$417,016

Interest sensitive liabilities:
Time deposits	$ 38,761	$55,719	$24,907	$ 6,621	$ -	$126,008
Money markets	40,543	-	-	-	37,164	77,707
Regular savings	7,404	-	-	-	39,383	46,787
NOW accounts	27,551	-	-	-	33,300	60,851
Borrowed funds	2,210	639	8,875	1,788	13,832	27,344
Total interest sensitive liabilities	$116,469	$56,358	$33,782	$ 8,409	$123,679	$338,697

Net interest rate sensitivity gap	$ 27,744	$ 1,872	$48,645	$ 66,102	$ (66,044)	$ 78,319
Cumulative net interest rate sensitivity gap	$ 27,744	$29,616	$78,261	$144,363	$ 78,319
Cumulative net interest rate sensitivity gap as a percentage of total assets	6.3%	6.7%	17.8%	32.8%	17.8%
Cumulative net interest rate sensitivity gap as a percentage of total interest sensitive assets	6.7%	7.1%	18.8%	34.6%	18.8%
Cumulative net interest rate sensitivity gap as a percentage of total interest sensitive liabilities	8.2%	8.7%	23.1%	42.6%	23.1%

____________________

(1)

Investment securities available-for-sale exclude marketable equity securities and mutual funds with a fair value of $47 and $85 thousand, respectively, that may be sold by the Company at any time.

(2)

Balances shown include deferred unamortized loan costs of $125 thousand.

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

The following chart reflects the cumulative results of the Company’s latest simulation shock analysis for the next twelve months on net interest income, net income, return on assets, return on equity and the net fair value ratio. Shocks are intended to capture interest rate risk under extreme conditions by immediately shifting to the new level. The projection utilizes a proportional rate shock, of up 300 basis points and down 100 basis points from the March 31, 2010 prime rate of 3.25%. A 300 basis point shock is the highest internal slope monitored. This slope range was determined to be the most relevant during this economic cycle. It should be noted that given the low current prime rate and other key rates at March 31, 2010, the floor rates on various loan and deposit rates may have already been reached or be hit in a down 100 basis point environment which is handled by the simulation model. What the model cannot take into account is what rates the Company will be pressured to accept on loans or pay on deposits given the current competitive, low interest rate environment.

Interest Rate Sensitivity Analysis Matrix
12 Months Ending	Prime Rate	Net Interest Income	Change %	Net Income	Return on Assets %	Return on Equity %
(Dollars in thousands)
March 2011	6.25%	$22,750	19.3	$8,019	1.90	17.51
	3.25%	19,070	0.0	5,506	1.25	11.96
	2.25%	17,812	6.6	4,647	1.01	9.80

The resulting projected cumulative effect of each of these estimates on net interest income for the twelve month period ending March 31, 2011 are within approved ALCO guidelines for interest rate risks. The return on assets and equity in a down 100 basis point shock scenario are lower than Board guidelines and in a flat rate environment the return on assets is within guidelines but the return on equity is below guidelines. The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk under different rate scenarios.

Liquidity. Managing liquidity risk is essential to maintaining both depositor confidence and stability in earnings. Liquidity is a measurement of the Company’s ability to meet potential cash requirements, including ongoing commitments to fund deposit withdrawals, repay borrowings, fund investment and lending activities, and for other general business purposes. The Company’s principal sources of funds are deposits, amortization and prepayment of loans and securities, maturities of investment securities, interest bearing deposits and other short-term investments, sales of securities and loans available-for-sale, earnings and funds provided from operations. Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities, reduces the Company’s exposure to rollover risk on deposits and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments, draws on unused lines of credit and requests for new loans. The Company’s strategy is to fund assets, to the maximum extent possible, with core deposits that provide a sizable source of relatively stable and low-cost funds. For the quarter ended March 31, 2010, the Company’s ratio of average loans to average deposits dropped to 98.12% compared to the quarter ended March 31, 2009 of 100.68% as the Company’s deposit base continued to grow with the addition of two new full service branches in the third quarter of 2008 and the continuing practice of selling qualified long-term, low-rate residential mortgages to the secondary market.

In addition, as Union Bank, the Company’s subsidiary, is a member of the FHLB of Boston, it had access to unused lines of credit up to $3.2 million at March 31, 2010 over and above the $27.3 million term advances already drawn on the lines, based on a FHLB of Boston estimate as of that date. With the purchase of required FHLB of Boston Class B common stock and evaluation by the FHLB of Boston of the underlying collateral available, that amount could rise to approximately $20.4 million. This line of credit can be used for either short-or-long-term liquidity or other needs. In addition to its borrowing arrangements with the FHLB of Boston, Union Bank maintains pre-approved Federal Funds lines of credit totaling $10.5 million with upstream correspondent banks and access to the Federal Reserve discount window, which would require pledging of qualified assets. There was no balance outstanding on either federal funds purchase line or at the discount window at March 31, 2010.

Union is a member of CDARS which allows Union to provide higher FDIC deposit insurance to customers by exchanging deposits with other members and allows Union to purchase deposits from other members as another source of funding. There were no purchased deposits at either March 31, 2010 or December 31, 2009, although Union had exchanged $12.7 million and $13.6 million of deposits, respectively, with other CDARS members at those dates.

While scheduled loan payments, securities and interest bearing deposit maturities and FHLB of Boston advances are relatively predictable sources of funds, deposit flows, prepayments on loans and mortgage-backed securities or calls on investment securities are greatly influenced by general interest rates, economic conditions, and competition. The Company’s liquidity is actively managed on a daily basis, monitored by the ALCO, and reviewed quarterly with the subsidiary’s Board of Directors. The ALCO measures the Company’s marketable assets and credit available to fund liquidity requirements and compares the adequacy of that aggregate amount against the aggregate amount of the Company’s interest sensitive or volatile liabilities, such as core deposits and time deposits in excess of $100,000, borrowings and term deposits with short maturities, and credit commitments outstanding. The primary objective is to manage the Company’s liquidity position and funding sources in order to ensure that it has the ability to meet its ongoing commitment to its depositors, to fund loan commitments and unused lines of credit, and to maintain a portfolio of investment securities.

The Company’s management monitors current and projected cash flows and adjusts positions as necessary to maintain adequate levels of liquidity. Although approximately 78.7% of the Company’s time deposits will mature within twelve months, that level is in line with the level in each of the preceding six years, which ranged from 74.0% to 87.8%. The deposit gathering activities of financial institutions generally have been affected by low interest rates which have made customers reluctant to lock in funds for a longer term but short term rates have dropped so low that we are starting to see customers extending out to receive a better rate. In the future, as interest rates rise, this may lead to early redemptions by customers which presents its own liquidity issue which will have to be managed. Since rates have remained unchanged at a historic low during the last two and a half years, as customers’ time deposits matured, the rollover interest rate available to those customers is most often much lower than their previous deposit rate and therefore the cost of funding has been dropping. This phenomenon is happening throughout the banking industry and the Company is optimistic that it can maintain and grow its customer deposit base through good customer service, new deposit products offered, competitive but prudent pricing strategy and the continued expansion of the branch network. Management believes that the introduction of more electronic options for deposit products and their off premise utilization through the internet will also assist in the growth of the deposit base. The relationships developed with local municipalities, businesses and retail customers and the variety of deposit products offered should, in management’s view, help to ensure that Union Bank will retain a substantial portion of these deposits. Management will continue to offer a competitive but prudent pricing strategy to facilitate retention of such deposits.

A reduction in total deposits could be offset by purchases of federal funds, utilization of the Federal Reserve discount window, purchases of brokered deposits such as one-way CDARS deposits, short-or-long-term FHLB borrowings, or liquidation of investment securities or loans held for sale. Such steps could result in an increase in the Company’s cost of funds or a decrease in the yield earned on assets and therefore adversely impact the net interest spread and margin. Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. However, any projections of future cash needs and flows are subject to substantial uncertainty. Management continually evaluates opportunities to buy/sell securities available-for-sale and loans held for sale, participate loans, obtain credit facilities from lenders, or restructure debt for strategic reasons or to further strengthen the Company’s financial position.

Capital Resources. Capital management is designed to maintain an optimum level of capital in a cost-effective structure that meets target regulatory ratios, supports management’s internal assessment of economic capital, funds the Company’s business strategies and builds long-term stockholder value. Dividends are generally in line with long-term trends in earnings per share and conservative earnings projections, while sufficient profits are retained to support anticipated business growth, fund strategic investments and provide continued support for deposits. The Company and its subsidiary are considered well capitalized under the capital adequacy requirements to which they are subject. The Company continues to evaluate growth opportunities both through internal growth or potential acquisitions. The high dividend payouts and treasury stock purchases of the last few years reflect the Board’s desire to utilize our capital for the benefit of the stockholders until the right growth opportunities are found.

The total dollar value of the Company’s stockholders’ equity at March 31, 2010 of $41.4 million was up $237 thousand from December 31, 2009 at $41.2 million, reflecting net income of $1.219 million for the first three months of 2010 and stock based compensation expense of $6 thousand, less cash dividends paid of $1.115 million, the purchase of 500 shares of treasury stock totaling $9 thousand, and a decrease of $136 thousand in accumulated other comprehensive loss.

Union Bankshares, Inc. has 7,500,000 shares of $2.00 par value common stock authorized. As of March 31, 2010, the Company had 4,921,786 shares issued, of which 4,460,708 were outstanding and 461,078 were held in treasury.

The Board of Directors authorized the repurchase of up to 100,000 shares of common stock, or approximately 2.2%, of the Company’s outstanding shares at the authorization date, for an aggregate repurchase cost not to exceed $2.15 million. Shares were repurchased in the open market or in negotiated transactions. The repurchase program ended during the first quarter 2010 when the 100,000 share level was reached for a total cost of $2.0 million since the inception of the program. The Company repurchased 500 shares under this program, for a total cost of $9 thousand during the first quarter of 2010.

The Company has reserved 50,000 shares for issuance under the 2008 Incentive Stock Option Plan of Union Bankshares, Inc. and Subsidiary. The stock to be issued upon exercise of options granted under this Plan consists of authorized but unissued shares of the common stock and/or shares held in treasury. As of March 31, 2010 there were 10,000 employee incentive stock options outstanding under the 2008 Plan, including 6,000 options granted during the first quarter of 2010 which will become exercisable in January 2011. As of March 31, 2010 there was $19 thousand of unrecognized compensation cost related to nonvested stock options granted under the 2008 Plan. As of March 31, 2010, options for 7,500 shares granted under the Company’s previous incentive stock option plan were outstanding, vested and exercisable; however none of those options were “in the money”. There were no options exercised under either plan during the first three months of 2010.

Union Bankshares, Inc. and Union Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Management believes that as of March 31, 2010, that both companies met all capital adequacy requirements to which they are subject. As of March 31, 2010, the most recent calculation date, Union Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. The prompt corrective action capital category framework applies to FDIC insured depository institutions such as Union but does not apply directly to bank holding companies such as the Company. To be categorized as well capitalized, Union Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. As a bank holding company, the Company is subject to substantially similar capital adequacy requirements of the Federal Reserve Board. There are no conditions or events between March 31, 2010 and the date of this report that management believes have changed either company’s category.

Union Bank’s and the Company’s actual capital amounts and ratios as of March 31, 2010, are presented in the following table:

	Actual		Minimums For Capital Requirements		Minimums To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk weighted assets
Union Bank	$46,128	15.3%	$24,088	8.0%	$30,110	10.0%
Company	46,334	15.3%	24,164	8.0%	N/A	N/A
Tier I capital to risk weighted assets
Union Bank	$42,672	14.2%	$12,046	4.0%	$18,069	6.0%
Company	42,878	14.2%	12,078	4.0%	N/A	N/A
Tier I capital to average assets
Union Bank	$42,672	9.9%	$17,329	4.0%	$21,661	5.0%
Company	42,878	9.9%	17,342	4.0%	N/A	N/A

The Company remains focused on long-term growth and an above-average shareholder return, while maintaining a strong capital position. Management is aware of the particular importance in today’s uncertain economic environment of maintaining strong capital reserves and planning for future capital needs. A quarterly cash dividend of $0.25 per share was declared to shareholders of record May 1, 2010, payable May 13, 2010. Dividends for each of the previous three quarters were $0.25 per share.

Regulatory Matters. The Company and Union are subject to periodic examinations by the various regulatory agencies. These examinations include, but are not limited to, procedures designed to review lending practices, risk management, credit quality, liquidity, compliance and capital adequacy. During 2009, the FDIC and the Federal Reserve Bank of Boston performed various examinations of the Company and Union pursuant to their regular, periodic regulatory reviews. No comments were received from these bodies that would have a material adverse effect on the Company’s or Union’s liquidity, financial position, capital resources, or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Information called for by this item is incorporated by reference in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption OTHER FINANCIAL CONSIDERATIONS on pages 37-44.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2010. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 2010	500	$17.45	500	-
February 2010	-	$ -	-	-
March 2010	-	$ -	-	-

(1)

All repurchases shown in the table were made pursuant to an informal stock repurchase program adopted in 2005 and reauthorized in 2008 under which the Company could repurchase up to $2.15 million or 100,000 shares of common stock, or approximately 2.2% of the Company’s outstanding shares as of the authorization date. Shares were repurchased in the open market or in negotiated transactions. The repurchase program was completed in January 2010. During the first three months of 2010 the Company repurchased 500 shares under this program for a total cost of $9 thousand, including an additional 130 shares approved by the Board of Directors, in excess of the original authorization. Since inception of the program, the Company repurchased 100,130 shares at a total cost of $2.0 million.

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

May 14, 2010	Union Bankshares, Inc.

/s/ Kenneth D. Gibbons
Kenneth D. Gibbons
Director, President and Chief Executive Officer

May 14, 2010	/s/ Marsha A. Mongeon
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