Form 10-Q
period 2010-06-30
UNION BANKSHARES INC
filed 2010-08-13
CIK 706863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ]      No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 30, 2010:

Common Stock, $2 par value	4,455,818 shares

UNION BANKSHARES, INC.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Part l Financial Information

  Item 1. Financial Statements

UNION BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2010	December 31, 2009
Assets	(Dollars in thousands)
Cash and due from banks	$5,107	$4,942
Federal funds sold and overnight deposits	10,873	17,190
Cash and cash equivalents	15,980	22,132

Interest bearing deposits in banks	16,959	22,975
Investment securities held-to-maturity	2,000	-
Investment securities available-for-sale	23,629	24,649
Loans held for sale	2,551	9,262

Loans	348,359	348,827
Allowance for loan losses	(3,511)	(3,493)
Unamortized net loan costs	194	78
Net loans	345,042	345,412

Accrued interest receivable	1,532	1,634
Premises and equipment, net	7,960	7,613
Prepaid FDIC insurance assessment	1,463	1,804
Other assets	10,740	12,041

Total assets	$427,856	$447,522

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest bearing	$53,007	$60,129
Interest bearing	301,326	308,698
Total deposits	354,333	368,827
Borrowed funds	25,554	30,993
Liability for defined benefit pension plan	2,974	3,048
Accrued interest and other liabilities	3,071	3,474
Total liabilities	385,932	406,342

Commitments and Contingencies

Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,921,786 shares issued at June 30, 2010 and December 31, 2009	9,844	9,844
Paid-in capital	232	219
Retained earnings	37,008	36,494
Treasury stock at cost; 463,574 shares at June 30, 2010 and 460,578 shares at December 31, 2009	(3,778)	(3,724)
Accumulated other comprehensive loss	(1,382)	(1,653)
Total stockholders' equity	41,924	41,180

Total liabilities and stockholders' equity	$427,856	$447,522

See accompanying notes to unaudited interim consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands except per share data)
Interest income
Interest and fees on loans	$5,340	$5,405	$10,598	$10,816
Interest on debt securities
Taxable	193	223	380	458
Tax exempt	74	76	147	155
Interest on federal funds sold and overnight deposits	4	3	8	5
Interest on interest bearing deposits in banks	110	106	232	229
Total interest income	5,721	5,813	11,365	11,663
Interest expense
Interest on deposits	756	1,064	1,529	2,251
Interest on borrowed funds	280	294	563	595
Total interest expense	1,036	1,358	2,092	2,846

Net interest income	4,685	4,455	9,273	8,817

Provision for loan losses	90	75	180	170
Net interest income after provision for loan losses	4,595	4,380	9,093	8,647

Noninterest income
Trust income	108	91	217	182
Service fees	1,020	915	1,984	1,766
Net gains on sales of investment securities available-for-sale	-	23	-	44
Net gains on sales of loans held for sale	324	186	426	486
Other income	128	57	172	145
Total noninterest income	1,580	1,272	2,799	2,623

Noninterest expenses
Salaries and wages	1,592	1,482	3,157	2,979
Pension and employee benefits	674	715	1,434	1,415
Occupancy expense, net	221	224	476	517
Equipment expense	244	281	492	580
FDIC insurance assessment	125	333	258	465
Other expenses	1,318	1,121	2,496	2,190
Total noninterest expenses	4,174	4,156	8,313	8,146

Income before provision for income taxes	2,001	1,496	3,579	3,124

Provision for income taxes	475	261	834	622

Net income	$1,526	$1,235	$ 2,745	$ 2,502

Earnings per common share	$0.34	$0.28	$0.62	$0.56

Weighted average number of common shares outstanding	4,460,064	4,469,585	4,460,412	4,470,808

Dividends per common share	$0.25	$0.25	$0.50	$0.53

See accompanying notes to unaudited interim consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

Six Months Ended June, 2010 and 2009

(Unaudited)

	Common stock					Accumulated
	Shares, net of treasury	Amount	Paid-in capital	Retained earnings	Treasury stock	other comprehensive loss	Total stockholders’ equity
	(Dollars in thousands)

Balances, December 31, 2009	4,461,208	$9,844	$219	$36,494	$(3,724)	$(1,653)	$41,180
Comprehensive income:
Net income	-	-	-	2,745	-	-	2,745
Other comprehensive loss, net of tax:
Change in net unrealized gain on investment securities available-for-sale, net of reclassification adjustment and tax effects	-	-	-	-	-	222	222
Change in net unrealized loss on unfunded defined benefit plan liability, net of reclassification adjustment and tax effects	-	-	-	-	-	49	49
Total other comprehensive income						271
Total comprehensive income							3,016
Cash dividends declared ($0.50 per share)	-	-	-	(2,231)	-	-	(2,231)
Stock based compensation expense	-	-	13	-	-	-	13
Purchase of treasury stock	(2,996)	-	-	-	(54)	-	(54)
Balances, June 30, 2010	4,458,212	$9,844	$232	$37,008	$(3,778)	$(1,382)	$41,924

Balances, December 31, 2008	4,474,598	$9,844	$207	$35,869	$(3,500)	$(3,270)	$39,150
Comprehensive income:
Net income	-	-	-	2,502	-	-	2,502
Other comprehensive income, net of tax:
Change in net unrealized gain on investment securities available-for-sale, net of reclassification adjustment and tax effects	-	-	-	-	-	244	244
Change in net unrealized loss on unfunded defined benefit plan liability, net of reclassification adjustment and tax effects	-	-	-	-	-	111	111
Total other comprehensive income						355
Total comprehensive income							2,857
Cash dividends declared ($0.53 per share)	-	-	-	(2,370)	-	-	(2,370)
Stock based compensation expense	-	-	6	-	-	-	6
Purchase of treasury stock	(6,055)	-	-	-	(107)	-	(107)
Balances, June 30, 2009	4,468,543	$9,844	$213	$36,001	$(3,607)	$(2,915)	$39,536

See accompanying notes to unaudited interim consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2010	2009
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income	$ 2,745	$ 2,502
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	308	383
Provision for loan losses	180	170
Deferred income tax provision (benefit)	157	(213)
Net amortization of investment securities	8	7
Net gains on sales of investment securities available-for-sale	-	(44)
Equity in losses of limited partnerships	213	213
Stock based compensation expense	13	6
Net increase in unamortized loan costs	(116)	(65)
Proceeds from sales of loans held for sale	24,211	29,218
Origination of loans held for sale	(17,074)	(42,276)
Net gains on sales of loans held for sale	(426)	(486)
Net losses on disposals of premises and equipment	6	17
Net gains on sales of repossessed property	(2)	(2)
Write-down of impaired assets	5	28
Net losses on sales of other real estate owned	3	9
Decrease (increase) in accrued interest receivable	102	(10)
Decrease (increase) in other assets	1,072	(159)
Contribution to defined benefit pension plan	(154)	(1,123)
(Decrease) increase in other liabilities	(70)	1,066
Net cash provided by (used in) operating activities	11,181	(10,759)

Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	10,292	10,156
Purchases	(4,276)	(5,146)
Purchases of investment securities held-to-maturity	(2,000)	-
Investment securities available-for-sale
Proceeds from sales	-	2,448
Proceeds from maturities, calls and paydowns	3,363	3,231
Purchases	(2,014)	(249)
Net (increase) decrease in loans	(14)	3,069
Recoveries of loans charged off	33	25
Purchases of premises and equipment	(661)	(541)
Investments in limited partnerships	(179)	-
Proceeds from sales of other real estate owned	321	181
Proceeds from sales of repossessed property	20	26
Net cash provided by investing activities	4,885	13,200

	Six Months Ended June 30,
	2010	2009
	(Dollars in thousands)
Cash Flows From Financing Activities
Repayment of long-term debt	(774)	(1,252)
Net (decrease) increase in short-term borrowings outstanding	(4,665)	2,350
Net decrease in noninterest bearing deposits	(7,122)	(7,296)
Net decrease in interest bearing deposits	(7,372)	(9,186)
Purchase of treasury stock	(54)	(107)
Dividends paid	(2,231)	(2,370)
Net cash used in financing activities	(22,218)	(17,861)

Net decrease in cash and cash equivalents	(6,152)	(15,420)
Cash and cash equivalents
Beginning of period	22,132	26,330

End of period	$15,980	$10,910

Supplemental Disclosures of Cash Flow Information
Interest paid	$ 2,312	$ 3,191

Income taxes paid	$ 645	$ 705

Supplemental Schedule of Noncash Investing and Financing Activities
Other real estate acquired in settlement of loans	$ 584	$ 682

Other assets acquired in settlement of loans	$ 18	$ 21

Loans originated to finance the sale of other real estate owned	$ 320	$ 500

See accompanying notes to unaudited interim consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Union Bankshares, Inc. (the Company) as of June 30, 2010 and 2009, and for the three and six months then ended have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information, general practices within the banking industry, and the accounting policies described in the Company’s Annual Report to Shareholders and Annual Report on Form 10-K/A for the year ended December 31, 2009. In the opinion of Company’s management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein, have been made. This information should be read in conjunction with the Company’s 2009 Annual Report to Shareholders and 2009 Annual Report on Form 10-K/A. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2010, or any other interim period.

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

Note 4. Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU), Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements, to amend the disclosure requirements and clarify existing requirements related to recurring and nonrecurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. The guidance requires new disclosures regarding transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a rollforward of activities, separately reporting purchases, sales, issuance, and settlements, for assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The new disclosure requirements apply to interim and annual reporting periods beginning after December 15, 2009, except for the new rules regarding purchases, sales, issuances and settlements associated with Level 3 measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Other than requiring additional disclosures, adoption of this accounting standard did not have a material effect on the Company’s consolidated financial statements. See Note 8.

In July 2010, the FASB issued an ASU, Receivables- Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit loses. The disclosures will be required on a disaggregated basis- portfolio segment and class of financing receivable. The new disclosures will require an entity to provide credit quality indicators of financing receivables at the end of the reporting period by class, the aging of past due financing receivables at the end of the reporting period by class, the nature and extent of troubled debt restructurings that occurred during the period by class and their effect on the allowance for loan losses, the nature and extent of financing receivables modified as troubled debt restructurings within the previous twelve months that defaulted during the reporting period by class and their effect on the allowance for credit losses, and significant purchases and sales of financing receivables during the reporting period disaggregated by portfolio segment. The update also requires existing disclosures be amended for an entity to provide disclosures about its financing receivables on a disaggregated basis including a roll forward schedule of allowance for credit losses for the reporting period on a portfolio segment basis with the ending balance further disaggregated on the basis of the impairment method and the related recorded investment in financing receivables as well as the nonaccrual and/or impairment status of financing receivables by class. The new and amended disclosures for public entities as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in this ASU encourage, but do not require, comparative disclosures for earlier reporting periods. Other than requiring additional disclosures, the Company does not anticipate the adoption of this ASU will have a material impact on the Company’s consolidated financial statements.

Note 5. Investment Securities

Investment securities as of the balance sheet dates consisted of the following:

June 30, 2010:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$ 5,499	$ 28	$ -	$ 5,527
Mortgage-backed	3,643	123	-	3,766
State and political subdivisions	7,250	256	(13)	7,493
Corporate	6,225	494	-	6,719
Total debt securities	22,617	901	(13)	23,505
Marketable equity securities	50	-	(9)	41
Mutual funds	83	-	-	83
Total	$22,750	$901	$(22)	$23,629

Held-to-maturity
U.S. Government-sponsored enterprises	$ 2,000	$ 7	$ -	$2,007

December 31, 2009:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$ 4,499	$ 3	$(48)	$ 4,454
Mortgage-backed	4,750	112	(2)	4,860
State and political subdivisions	7,548	166	(28)	7,686
Corporate	7,176	349	(2)	7,523
Total debt securities	23,973	630	(80)	24,523
Marketable equity securities	50	-	(6)	44
Mutual funds	82	-	-	82
Total	$24,105	$630	$(86)	$24,649

There were no sales of securities available-for-sale for the six months ended June 30, 2010. Proceeds from the sale of securities available-for-sale for the six months ended June 30, 2009 were $2.4 million. Gross realized gains from sales of investments available-for-sale were $44 thousand for the six months ended June 30, 2009 with no gross realized losses. The specific identification method is used to determine realized gains and losses on sales of available-for-sale securities.

The amortized cost and estimated fair value of debt securities (dollars in thousands) by contractual scheduled maturity as of June 30, 2010 were as follows:

	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$ 777	$ 791
Due from one to five years	4,584	4,772
Due from five to ten years	6,656	7,074
Due after ten years	6,957	7,102
	18,974	19,739
Mortgage-backed securities	3,643	3,766
Total debt securities	$22,617	$23,505

Held-to-maturity
Due from five to ten years	$ 2,000	$ 2,007

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

Information (dollars in thousands) pertaining to investment securities available-for-sale with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

June 30, 2010:	Less Than 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities:
Mortgage-backed	$ 41	$ -	$ -	$ -	$ 41	$ -
State and political subdivisions	-	-	280	(13)	280	(13)
Total debt securities	41	-	280	(13)	321	(13)
Marketable equity securities	32	(3)	9	(6)	41	(9)
Total	$ 73	$ (3)	$289	$(19)	$ 362	$(22)

December 31, 2009:	Less Than 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities:
U.S. Government-sponsored enterprises	$3,951	$(48)	$ -	$ -	$3,951	$(48)
Mortgage-backed	546	-	160	(2)	706	(2)
State and political subdivisions	1,120	(11)	276	(17)	1,396	(28)
Corporate	498	(2)	-	-	498	(2)
Total debt securities	6,115	(61)	436	(19)	6,551	(80)
Marketable equity securities	35	(1)	9	(5)	44	(6)
Total	$6,150	$(62)	$445	$(24)	$6,595	$(86)

The Company evaluates all investment securities on a quarterly basis, and more frequently when economic conditions warrant determining if an other-than-temporary impairment exists. A debt security is considered impaired if the fair value is lower than its amortized cost basis at the report date. If impaired, management then assesses whether the unrealized loss is other-than-temporary.

Authoritative guidance provides that an unrealized loss on a debt security is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security. The credit loss component of an other-than-temporary impairment write-down is recorded, net of tax effect, through net income as a component of net other-than-temporary impairment losses in the consolidated statement of income, while the remaining portion of the impairment loss is recognized in other comprehensive income (loss) reflected in stockholders’ equity on the balance sheet, provided the Company does not intend to sell the underlying debt security and it is “more likely than not” that the Company will not have to sell the debt security prior to recovery.

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

At June 30, 2010, available-for-sale securities, consisting of one nonagency collateralized mortgage obligation, one municipal bond and two marketable equity securities had unrealized losses of $22 thousand. For all securities which unrealized losses have existed for a period of time as of the reporting date, the Company has the ability to hold such securities for the foreseeable future and with respect to debt securities until maturity. No declines were deemed by management to be other-than-temporary at June 30, 2010.

Investment securities with a carrying amount of $2.0 million and $3.6 million at June 30, 2010 and December 31, 2009, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

Note 6. Defined Benefit Pension Plan

Union Bank, the Company’s sole subsidiary, sponsors a noncontributory defined benefit pension plan covering all eligible employees. The plan provides defined benefits based on years of service and final average salary.

Net periodic pension benefit cost for the three and six months ended June 30 consisted of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Service cost	$136	$133	$289	$289
Interest cost on projected benefit obligation	190	165	386	360
Expected return on plan assets	(178)	(123)	(365)	(267)
Amortization of prior service cost	1	1	3	3
Amortization of net loss	27	73	71	158
Net periodic benefit cost	$176	$249	$384	$543

Note 7. Other Comprehensive Income (Loss)

Accounting principles generally require recognized revenue, expenses, gains, and losses be included in net income or loss. Certain changes in assets and liabilities, such as the after tax effect of unrealized gains and losses on investment securities available-for-sale that are not other than temporarily impaired, are not reflected in the statement of income. The cumulative effect of such items is reflected as a separate component of the equity section of the balance sheet (accumulated other comprehensive income or loss). Other comprehensive income or loss, along with net income, comprises the Company’s total comprehensive income or loss. As of the balance sheet dates, the components of accumulated other comprehensive loss, net of tax, were:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Net unrealized gain on investment securities available-for-sale	$ 581	$ 359
Defined benefit pension plan:
Net unrealized actuarial loss	(1,950)	(1,997)
Net unrealized prior service cost	(13)	(15)
Total	$(1,382)	$(1,653)

The following comprised total comprehensive income for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	2010	2009	2010	2009
	(Dollars in thousands)
Net Income	$1,526	$1,235	$2,745	$2,502
Investment securities available-for-sale:
Net unrealized holding gains on investment securities available-for-sale, net of tax	114	412	222	273
Reclassification adjustment for net gains on investment securities available-for-sale realized in net income, net of tax	-	(15)	-	(29)
Total	114	397	222	244
Defined benefit pension plan:
Reclassification adjustment for amortization of net actuarial loss realized in net income, net of tax	20	54	47	109
Reclassification adjustment for amortization of prior service cost realized in net income, net of tax	1	1	2	2
Total	21	55	49	111
Total other comprehensive income	135	452	271	355
Total comprehensive income	$1,661	$1,687	$3,016	$2,857

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

The following is a description of the valuation methodologies used for the Company’s financial assets that are measured on a recurring basis at estimated fair value:

Investment securities available-for-sale: Certain corporate debt securities, marketable equity securities and mutual funds have been valued using unadjusted quoted prices from active markets and therefore have been classified as level 1. However, the majority of the Company’s available-for-sale investment securities have been valued utilizing level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include market maker bids, quotes and pricing models. Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows.

Assets measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
June 30, 2010:
Investment securities available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$ 5,527	$ -	$ 5,527	$ -
Mortgage-backed	3,766	-	3,766	-
State and political subdivisions	7,493	-	7,493	-
Corporate	6,719	3,774	2,945	-
Total debt securities	23,505	3,774	19,731	-
Marketable equity securities	41	41	-	-
Mutual funds	83	83	-	-
Total	$23,629	$3,898	$19,731	$ -

December 31, 2009:
Investment securities available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$ 4,454	$ -	$ 4,454	$ -
Mortgage-backed	4,860	-	4,860	-
State and political subdivisions	7,686	-	7,686	-
Corporate	7,523	5,279	2,244	-
Total debt securities	24,523	5,279	19,244	-
Marketable equity securities	44	44	-	-
Mutual funds	82	82	-	-
Total	$24,649	$5,405	$19,244	$ -

There were no significant transfers in or out of Levels 1 and 2 for the quarter or six months ended June 30, 2010. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a non-recurring basis such as investment securities held-to-maturity, other real estate owned, impaired loans and mortgage servicing rights were not significant at June 30, 2010 or December 31, 2009. The Company has not elected to apply the fair value option to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.

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

Federal Home Loan Bank (FHLB) of Boston stock: The carrying amount approximates its estimated fair value.

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

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	June 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets	(Dollars in thousands)
Cash and cash equivalents	$ 15,980	$ 15,980	$ 22,132	$ 22,132
Interest bearing deposits in banks	16,959	17,227	22,975	23,346
Investment securities held-to-maturity	2,000	2,007	-	-
Investment securities available-for-sale	23,629	23,629	24,649	24,649
Loans and loans held for sale, net	347,593	339,960	354,674	346,797
Accrued interest receivable	1,532	1,532	1,634	1,634
FHLB of Boston stock	1,922	1,922	1,922	1,922
Financial liabilities
Deposits	$354,333	$354,932	$368,827	$369,500
Borrowed funds	25,554	28,690	30,993	35,584
Accrued interest payable	336	336	556	556

The carrying amounts in the preceding table are included in the balance sheet under the applicable captions.

Note 9. Subsequent Events

Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with GAAP. Events occurring subsequent to June 30, 2010 have been evaluated as to their potential impact to the consolidated financial statements.

On July 21, 2010, Union Bankshares, Inc. declared a $0.25 per share regular quarterly cash dividend payable August 12, 2010 to stockholders of record on July 31, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis by management focuses on those factors that had a material effect on the financial position of Union Bankshares, Inc. (the Company) as of June 30, 2010, and as of December 31, 2009, and its results of operations for the three and six months ended June 30, 2010 and 2009. This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009. In the opinion of the Company’s management, the interim unaudited data reflects all adjustments, consisting only of normal recurring adjustments, and disclosures necessary to fairly present the Company’s consolidated financial position and results of operations for the interim periods presented. Management is not aware of the occurrence of any events after June 30, 2010 which would materially affect the information presented.

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

Forward-looking statements reflect management’s current expectations and are subject to uncertainties, both general and specific, and risk exists that actual results will differ from those predictions, forecasts, projections and other estimates contained in forward-looking statements. These risks cannot be readily quantified. When management uses any of the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “seeks,” “estimates,” “may,” “could,” “should,” or similar expressions, they are making forward–looking statements. Many possible events or factors, including those beyond the control of management, could affect the future financial results and performance of the Company and could cause results or performance to differ materially from those expressed in forward-looking statements. Management has discussed some of the more likely factors that might affect forward-looking statements in this report on Form 10-Q. Those factors include the following:

•

loans and investments may be called or prepaid prior to their contractual maturity or become other than temporarily impaired;

•

future cash requirements might be higher than anticipated due to loan commitments or unused lines of credit being drawn upon or depositors withdrawing their funds at higher volumes or in different time frames than anticipated based on historical patterns and contractual terms;

•

assumptions made regarding interest rate movement and sensitivity could vary substantially if actual experience differs from historical experience, which could adversely affect the Company’s results of operations;

•

further expansion of fair value accounting as proposed by the Financial Accounting Standards Board (FASB) which could result in, among other things, volatility in reported asset values and earnings;

•

uncontrollable increases in the cost of doing business, such as increased costs of Federal Deposit Insurance Corporation (FDIC) insurance or higher taxes, assessments, compliance or audit expense imposed by regulatory or legislative bodies;

•

regulatory limitations placed on income producing methods;

•

the failure of actuarial, investment, work force, salary and other assumptions underlying the establishment of reserves for future pension costs or changes in legislative or regulatory requirements affecting such costs;

•	further disruptions in U.S. and global financial and credit markets;
•	ability of financial institutions to offer interest bearing transaction accounts to all customers as of July 21, 2011 and the resulting competitive impacts and the impact on the cost of deposits;
•

modification of the federal Transaction Account Guaranty Program (TAG program) which will become mandatory for all banks starting January 1, 2011 and will no longer cover any interest bearing transaction accounts;

•	changes to the Company’s and/ or the financial market operations resulting from the recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act);
•	adverse changes in the local real estate market, which negatively impact collateral values and the Company’s ability to recoup loan losses through disposition of real estate collateral;
•	changes in monetary, regulatory or tax policy that could affect consumer behavior;
•	continuing economic instability, including high unemployment rates, higher taxation and resolution of entitlement programs; and
•

increased accounting expense and administrative cost that could result from adoption of a proposed statement on Auditing Standards that would require the external auditor to issue a written report for each interim review.

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

RECENT DEVELOPMENTS

In June 2010, The U.S. Banker magazine ranked Union Bankshares, Inc. number 41 based on 3 year return on average equity (ROAE), from a list including all U.S. banks and thrifts listed on major exchanges, pink sheets and stock trading bulletin boards or who filed with the SEC and had under $2 billion in assets. The Company had an ROAE of 13.07% and a 2009 ROAE of 13.29%.

The U.S. and global economies have experienced significant stress and disruptions in the financial sector over the last two years but certain segments are showing signs of stabilization or recovery. Interest rates remain at historic lows, bank failures are higher than they have been in over 15 years, the FDIC has collected three years of prepaid assessments from the remaining banks and the amount of government dollars pumped into the financial system is unprecedented. Dramatic slowdowns in the housing industry with falling home prices, continuing foreclosures and the high unemployment rate have resulted in significant problems for some financial institutions, including government-sponsored entities and investment banks. These problems have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Economic instability progressed to many other business and government sectors and has affected the majority of consumers as well. Tough decisions face our elected representatives and local municipal governments as the recession continues and they face how to recover from the growing deficit situation without making the current recession worse. Resolution of the future of taxation, housing finance programs and entitlement programs including healthcare and government spending will affect all consumers and businesses including Union Bankshares, Inc. and its subsidiary, Union Bank (Union).

Despite the volatile economy, Vermont continues to have the lowest residential foreclosure rate in the country with 143 foreclosures in 2009, but the pace of foreclosures did increase 4.4% in 2009 from 2008. Also, as northern New England had not experienced the dramatic run up in housing prices, likewise, we have not seen the values drop as far as other parts of the country. New England has also not seen unemployment rates as high as some parts of the country (national average for June 2010 was 9.5%) with Vermont’s rate dropping to 6.0% for June 2010 from 7.2% in June 2009.

In response to the financial crisis affecting the banking and financial markets, many new laws, regulations and programs have been adopted or proposed. The Company’s 2009 annual report on Form 10-K/A discussed those that management believed would have a known impact on the Company or its operations. The discussion below mentions those government actions or initiatives that have changed or been added during the last four months or whose financial impact on the Company is not yet known.

The Dodd-Frank Act, signed into law in July 2010, represents a dramatic rewrite of the rules governing all financial service providers and products and will usher in a new era of regulation. The Act has some key reform provisions that will level the playing field for community banks in some areas including; asset-based deposit insurance assessments, resolution of “too-big-to fail” institutions, regulation on nonbank competitors and others as discussed below. It will also mean numerous new regulations to be adopted by the regulators and implemented by the financial services industry. The Dodd-Frank Act requires more than 60 studies be conducted and more than 200 regulations be written over the next couple of years, resulting in years of uncertainty for banks and other affected entities. The Act’s impact will not only be felt by the banking industry but by consumers and businesses that rely on banks everyday to meet their financial needs. Also, many of the new rules require international cooperation and consistency with international standards, further complicating and likely delaying the regulatory implementation process.

The Dodd-Frank Act creates an independent Bureau of Consumer Financial Protection to oversee consumer financial protection regulations for all providers of financial services products with the exception of the Community Reinvestment Act requirements and ensure consumers are protected from unfair, deceptive or abusive practices. There are a number of current consumer regulations which may be amended as a result of this legislation. The Act authorizes the Secretary of the Treasury to establish a multi-year program of grants, agreements and similar undertakings to promote initiatives that enable low and moderate income individuals access to financial products that meet their financial needs and are of reasonable cost. Products would include deposit accounts, savings accounts and closed end loans. The Secretary is also authorized to establish multi-year programs to provide low-cost alternatives to small-dollar loans.

The Dodd-Frank Act eliminated the requirement under the Sarbanes-Oxley Act for the preparation and inclusion in a nonaccelerated filer’s (less than $75 million in market capitalization held by nonaffiliates) annual report of an independent auditor’s attestation regarding the effectiveness of the company’s internal controls over financial reporting, which was to have begun for 2010. This should save the Company approximately $17 thousand, after tax, annually. Disclosure of management attestations on internal control over financial reporting is still required.

The increase in the FDIC insurance coverage limits to $250,000 per depositor per ownership category at each insured financial institution has been made permanent and is retroactive to January 1, 2008 which will have a negative effect on the FDIC insurance reserve in light of the significant number of financial institutions that failed between January 1, 2008 and October 3, 2008.

The temporary opt-in 100% guaranty on deposits in noninterest bearing transaction deposit accounts under the FDIC TAG Program which was scheduled to expire on June 30, 2010 for participating financial institutions continues until December 31, 2010 at a cost of 15 basis points per annum. The definition of noninterest bearing transaction deposit account changed on July 1, 2010 to qualifying deposit accounts paying a rate of 0.25% or less from its earlier definition of 0.50%. Under the Dodd-Frank Act, the coverage is being extended to all banks for 2011 and 2012 but will only apply to demand deposit accounts where no interest is paid. This coverage will no longer be a special program but a part of the regular FDIC insurance coverage. The cost for this coverage has not yet been published. The Dodd-Frank Act removes the prohibition on payment of interest on demand deposit accounts as of July 21, 2011 but only accounts that pay no interest will be 100% insured.

The Dodd-Frank Act will also change the formula under which banks pay for FDIC insurance coverage from a quarterly assessment based on covered deposits at each quarter end to total average assets less average tangible equity. An effective date for this change has not yet been determined but management believes this change will lower future FDIC assessment costs for the Company once implemented. On the other hand, the Act also increases the FDIC’s minimum reserve ratio from 1.15% to not less than 1.35% of the estimated insured deposits or the new assessment base. This change could mean increased assessments in the future. The Act also requires the FDIC to evaluate the definitions of core deposits and brokered deposits and their impact on the economy and the banking sector, as well as any potential impact from redefining core deposits.

The Act authorizes and encourages higher capital requirements to apply to insured depository institutions, bank and thrift holding companies, and systemically important nonbank financial companies but leaves much of the details up to the Federal regulators. These new requirements will include new “source of strength” rules for bank holding companies with regard to their depository institution subsidiaries. Eventually the requirements will also have to provide consistency with evolving Basel III standards which have not yet been finalized. Stricter capital standards will be imposed for interstate acquisitions requiring firms to be “well capitalized and well managed”. The Act also modifies regulations related to transactions with affiliates, lending limits, charter conversions, SEC’s elective investment bank holding company framework (eliminated) and supervision of securities holding companies.

The Act also will provide shareholders with a nonbinding say on pay and certain corporate affairs for publicly held companies. These changes will have to be aligned with the recently published guidance issued by the federal banking regulators in June 2010 which discusses better emerging practices related to incentive compensation operating models, including governance structures, identification and assessment of covered employees, quarterly and annual review processes, and the interface with the institution’s enterprise risk management program, as well as with SEC regulations yet to be developed.

The FASB has also issued a number of new accounting proposals which are currently out for comment that would have an impact on the Company’s financial statements and/or footnote disclosures in the future if adopted. These proposals include a new statement of comprehensive income which would incorporate a continuous statement of financial performance pulling together information that is currently detailed in various financial statements and footnotes. A new fair value measurements and disclosures proposal would require companies to use “mark-to-market” values for reporting financial instruments on their balance sheets. This means that under the proposal, all loans and debt securities would be recorded at fair value, as would most financial liabilities, including deposits.

The cost of doing business has increased dramatically in this regulatory environment as the number and extent of new regulations and the speed with which they must be implemented have put a strain on software providers and staff as well as customers and with the passage of the Dodd-Frank Act, it appears that it will continue to increase. The cost of mitigating long term interest rate risk by selling loans to the secondary market has increased dramatically and it is anticipated that this cost will continue to grow as the government sponsored entities continue to work through their own financial problems. There have also been many new regulations adopted that limit the type and amount of fees that may be imposed, which will have a future negative impact on community banks which did not create the economic problems but will be a big part of the solution.

Prior to the enactment of the Dodd-Frank Act and as a result of the weakness of certain financial institutions, the FDIC took action that has resulted in increased future FDIC insurance assessments for United States FDIC-insured financial institutions, including Union. Based on the current FDIC insurance premium schedule for 2010, we anticipate our assessment expense to be $525 thousand for 2010, of which $258 thousand was expensed during the first half of 2010, compared to $465 thousand for the first half of 2009 which included $191 thousand for the special emergency assessment. Our estimate of 2010 FDIC assessment expense could be affected if another special assessment is levied, additional rate increases are imposed during 2010, the change in the assessment formula enacted by the Dodd-Frank Act is adopted in 2010, or deposit levels differ significantly from our forecast. Banks were required to prepay an estimated three year assessment to the FDIC on December 30, 2009, which resulted in the Company recording a $1.8 million nonearning asset at December 31, 2009 which is being amortized over that three year period as the actual expense is recognized monthly. As of June 30, 2010, the remaining nonearning asset was $1.5 million. The FDIC has also announced that it will increase its current assessment rate by three basis points effective January 1, 2011 which will increase the Company’s future costs but this all may change as a result of the Dodd-Frank Act, including the change in the assessment base.

It is not completely clear at this time what impact current or future government sponsored programs, regulations or legislation will have on the Company, its customers or the U.S. and global financial markets but there are a number of proposals pending that if or when enacted could have a future impact on the Company’s operating environment. In addition to the Dodd-Frank Act, those that might have a future impact are overdraft rules for electronic transactions, healthcare reform, mortgage bankruptcy cram down, increase in regulatory capital levels, more stringent liquidity requirements, credit and other concentration regulations, additional fair value accounting requirements or a merger of U.S. generally accepted accounting principles (GAAP) accounting and international financial reporting standards. In February, 2010, the Obama Administration called on Congress to create a new small business lending fund under which $30 billion in Troubled Asset Relief Program (TARP) funds would be transferred to a new program outside of TARP to support small business lending by small and medium size banks but that fund has yet to be established. Legislation was introduced in the House of Representatives in May 2010 to implement that proposal. The Company’s management will continue to monitor and evaluate these pending proposals.

CRITICAL ACCOUNTING POLICIES

The Company has established various accounting policies which govern the application of U.S. GAAP in the preparation of the Company’s financial statements. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the reported amount of assets, liabilities, capital, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates on matters that are inherently uncertain. Based on this definition, the Company has identified the accounting policies and judgments most critical to the Company. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from estimates and have a material impact on the carrying value of assets, liabilities, capital, or the results of operations of the Company.

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

Given the disruptions in the financial markets over the last two years, the decision to recognize other-than-temporary impairment on investment securities has become more difficult as complete information is not always available and market conditions and other relevant factors are subject to rapid changes. The other-than-temporary impairment decision has become a critical accounting policy for the Company. Accounting guidance requires companies to perform periodic reviews of individual securities in their investment portfolios to determine whether a decline in the value of a security is other-than-temporary. A review of other-than-temporary impairment requires companies to make certain judgments regarding the cause and materiality of the decline, its effect on the financial statements and the probability, extent and timing of a valuation recovery, the company’s intent and ability to continue to hold the security, and, with respect to debt securities, the likelihood that the company will have to sell the security before its value recovers. Pursuant to these requirements, management assesses valuation declines to determine the extent to which such changes are attributable to (1) fundamental factors specific to the issuer, such as the nature of the issuer and its financial condition, business prospects or other factors or (2) market-related factors, such as interest rate changes or equity market declines. Declines in the fair value of securities below their cost that are deemed by management to be other-than-temporary are (1) if equity securities, recorded in earnings as realized losses and (2) if debt securities, recorded in earnings as realized losses to the extent they are deemed credit losses, with noncredit losses recorded in Other comprehensive income (loss). Once an other-than-temporary loss on a debt or equity security is realized, subsequent gains in the value of the security may not be recognized in income until the security is sold.

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

The Company also has other key accounting policies, which involve the use of estimates, judgments and assumptions, that are significant to understanding the Company’s financial condition and results of operations, including the valuation of deferred tax assets, investment securities and other real estate owned (OREO). See FINANCIAL CONDITION and the subcaptions Allowance for Loan Losses, Investment Activities and Liability for Pension Benefits below. Although management believes that its estimates, assumptions and judgments are reasonable, they are based upon information presently available and can be impacted by events outside the control of the Company. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

OVERVIEW

The Company’s net income was $1.53 million for the quarter ended June 30, 2010 compared to $1.24 million for the quarter ended June 30, 2009, an increase of $291 thousand, or 23.6%. These results reflected an increase in net interest income of $230 thousand, or 5.2%, and an increase of $308 thousand, or 24.2%, in noninterest income, which was partially offset by an increase of $18 thousand, or 0.4%, in noninterest expenses, an increase of $15 thousand, or 20%, in the provision for loan losses and a $214 thousand, or 82.0%, increase in the provision for income taxes.

The Company continued to face a challenging low interest rate environment as the prime rate has remained unchanged at 3.25% for the last 18 months. Total interest income decreased by $92 thousand, or 1.6%, to $5.7 million in the second quarter of 2010 versus total interest income of $5.8 million in the second quarter of 2009, but that decrease was more than offset by the decrease in interest expense from $1.4 million in 2009 to $1.0 million in 2010, a decrease of $322 thousand, or 23.7%, between periods. The result of the changes in interest income and interest expense was that net interest income for the second quarter of 2010 was $4.7 million, up $230 thousand, or 5.2%, from the second quarter of 2009 of $4.5 million. The increase in net interest income was mainly attributable to the decrease in interest paid on time deposits, which mitigated the decrease in interest earned on investments and loans. During the second quarter of 2010, the Company’s net interest margin increased 7 basis points to 4.68%, from 4.61% for the second quarter of 2009. The Company’s net interest spread increased 15 basis points to 4.45% for the second quarter of 2010, compared to 4.30% for the same period last year. Further drops in the prime rate and/or increases in competitors’ deposit or market borrowing rates could be problematic as individual instruments continue to reprice.

The increase in noninterest income was partially due to the increase of $138 thousand in net gains on sales of loans held for sale from $186 thousand for the quarter ended June 30, 2009 to $324 thousand for the quarter ended June 30, 2010, as the volume of loans sold to the secondary market increased from $10.9 million in the second quarter of 2009 to $15.6 million in the second quarter of 2010. There was also an increase of $105 thousand, or 11.5%, in service fee income, which was mainly due to the increase in debit card and ATM income as well as an increase in loan servicing fees.

Salaries and wages were higher by $110 thousand, or 7.4%, for the second quarter of 2010 compared to the same period last year. Pension and employee benefits were down $41 thousand, or 5.7%. Equipment expense was down $37 thousand, or 13.2%. Other expenses were up $197 thousand, or 17.6%.

The Company’s effective tax rate rose to 23.7% for the three months ended June 30, 2010 from 17.5% for the same period in 2009 as taxable income increased, tax exempt income decreased and federal tax credits recognized in the second quarter of 2010 were $15 thousand less than in the second quarter of 2009.

The Company’s total assets decreased from $447.5 million at December 31, 2009, to $427.9 million at June 30, 2010, a decrease of $19.5 million, or 4.4%, which reflects a normal seasonal decline largely associated with the annual municipal finance cycle. The fiscal year of the majority of Vermont municipalities and the school districts runs from July 1 to June 30. These entities are required by state law to be out of arbitrage debt at least one day per year and the majority redeem deposits and payoff loans on June 30th to comply with this requirement. Deposits decreased from $368.8 million at December 31, 2009 to $354.3 million at June 30, 2010, a decrease of $14.5 million, or 3.9%, also a normal seasonal decline associated with the municipal finance cycle in Vermont. Borrowed funds decreased from $31.0 million at December 31, 2009 to $25.6 million at June 30, 2010, a decrease of $5.4 million, or 17.4%. Total loans, including loans held for sale, decreased by $7.2 million, or 2%, from $358.1 million at December 31, 2009 to $350.9 million at June 30, 2010. Total loans at June 30, 2010 are net of $23.8 million in residential real estate loans sold during the first half of 2010.

The Company’s asset quality has remained strong with June 30, 2010 total nonperforming assets at $6.0 million, or 1.40% of total assets, compared to $5.2 million, or 1.15% of total assets, at December 31, 2009 and $6.5 million, or 1.54% of total assets, at June 30, 2009.

The following unaudited per share information and key ratios depict several measurements of performance or financial condition for the three and six months ended or at June 30, 2010 and 2009, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Return on average assets (ROA) (1)	1.39%	1.16%	1.25%	1.18%
Return on average equity (ROE) (1)	14.64%	12.73%	13.27%	12.87%
Net interest margin (1)(2)	4.68%	4.61%	4.65%	4.58%
Efficiency ratio (3)	65.31%	70.76%	67.56%	69.39%
Net interest spread (4)	4.45%	4.30%	4.42%	4.25%
Loan to deposit ratio	99.03%	104.49%	99.03%	104.49%
Net loan charge-offs to average loans not held for sale (1)	0.04%	0.04%	0.09%	0.09%
Allowance for loan losses to loans not held for sale	1.01%	1.03%	1.01%	1.03%
Nonperforming assets to total assets (5)	1.40%	1.54%	1.40%	1.54%
Equity to assets	9.80%	9.31%	9.80%	9.31%
Total capital to risk weighted assets	15.78%	14.98%	15.78%	14.98%
Book value per share	$9.40	$8.85	$9.40	$8.85
Earnings per share	$0.34	$0.28	$0.62	$0.56
Dividends paid per share	$0.25	$0.25	$0.50	$0.53
Dividend payout ratio (6)	73.53%	89.29%	80.65%	94.64%

____________________

(1)

Annualized.

(2)

The ratio of tax equivalent net interest income to average earning assets. See page 22 for more information.

(3)

The ratio of noninterest expense to tax equivalent net interest income and noninterest income excluding securities gains.

(4)

The difference between the average rate earned on earning assets and the average rate paid on interest bearing liabilities. See page 24 for more information.

(5)

Nonperforming assets are loans or investment securities that are in nonaccrual or 90 or more days past due as well as other real estate or assets owned.

(6)

Cash dividends declared and paid per share divided by consolidated net income per share.

RESULTS OF OPERATIONS

Net Interest Income. The largest component of the Company’s operating income is net interest income, which is the difference between interest and dividend income received from interest earning assets and the interest expense paid on interest bearing liabilities. The Company’s net interest income increased $230 thousand, or 5.2%, to $4.7 million for the three months ended June 30, 2010, from $4.5 million for the three months ended June 30, 2009. The net interest spread increased 15 basis points to 4.45% for the three months ended June 30, 2010, from 4.30% for the three months ended June 30, 2009. The increase in the net interest spread was primarily the result of the drop in average interest rates paid on interest bearing liabilities from 1.67% for the quarter ended June 30, 2009 to 1.22% for the quarter ended June 30, 2010. The net interest margin for the second quarter of 2010 increased 7 basis points to 4.68% from the 2009 comparison period at 4.61%, reflecting the net effect of an increase in net interest income of $230 thousand and an increase of $13.8 million, or 3.4%, in average earning assets.

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

Tax exempt interest income amounted to $298 thousand and $344 thousand for the three months ended June 30, 2010 and 2009, respectively and $553 and $640 thousand for the six months ended June 30, 2010 and 2009, respectively. The following table presents the effect of tax exempt income on the calculation of the net interest margin, using a marginal tax rate of 34% for 2010 and 2009:

	For The Three Months ended, June 30,		For The Six Months ended, June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Net interest income as presented	$4,685	$4,455	$9,273	$8,817
Effect of tax-exempt interest
Investment securities	31	32	62	65
Loans	95	113	172	205
Net interest income, tax equivalent	$4,811	$4,600	$9,507	$9,087

	Three Months Ended June 30,
	2010			2009
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$ 10,839	$ 4	0.14%	$ 9,122	$ 3	0.14%
Interest bearing deposits in banks	20,024	110	2.20%	12,225	106	3.47%
Investment securities (1), (2)	25,869	267	4.62%	24,219	299	5.47%
Loans, net (1), (3)	355,569	5,340	6.13%	352,955	5,405	6.27%
FHLB of Boston stock (4)	1,922	-	0.00%	1,922	-	0.00%
Total interest earning assets (1)	414,223	5,721	5.67%	400,443	5,813	5.97%

Cash and due from banks	4,905			5,172
Premises and equipment	7,969			7,439
Other assets	12,646			11,731
Total assets	$439,743			$424,785

Average Liabilities and Stockholders’ Equity:
NOW accounts	$ 61,876	$ 36	0.23%	$ 61,544	$ 38	0.25%
Savings/money market accounts	121,501	167	0.55%	105,383	169	0.65%
Time deposits	129,382	553	1.71%	132,809	857	2.59%
Borrowed funds	26,603	280	4.16%	26,476	294	4.39%
Total interest bearing liabilities	339,362	1,036	1.22%	326,212	1,358	1.67%

Noninterest bearing deposits	53,001			50,417
Other liabilities	5,695			9,355
Total liabilities	398,058			385,984

Stockholders’ equity	41,685			38,801
Total liabilities and stockholders’ equity	$439,743			$424,785

Net interest income		$4,685			$4,455

Net interest spread (1)			4.45%			4.30%

Net interest margin (1)			4.68%			4.61%

____________________

(1)

Average yields reported on a tax-equivalent basis using a marginal tax rate of 34%.

(2)

Average balances of investment securities are calculated on the amortized cost basis and include nonaccrual securities, if applicable.

(3)

Includes loans held for sale as well as nonaccrual loans and unamortized costs and is net of the allowance for loan losses.

(4)

Dividends on the Federal Home Loan Bank (FHLB) of Boston stock were suspended effective the fourth quarter of 2008.

	Six Months Ended June 30,
	2010			2009
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$ 10,834	$ 8	0.14%	$ 8,341	$ 5	0.12%
Interest bearing deposits in banks	20,469	232	2.28%	13,002	229	3.56%
Investment securities (1), (2)	24,847	527	4.75%	25,551	613	5.31%
Loans, net (1), (3)	353,935	10,598	6.14%	351,699	10,816	6.32%
FHLB of Boston stock (4)	1,922	-	0.00%	1,922	-	0.00%
Total interest earning assets (1)	412,007	11,365	5.67%	400,515	11,663	6.01%

Cash and due from banks	5,072			5,378
Premises and equipment	7,943			7,412
Other assets	12,839			11,845
Total assets	$437,861			$425,150

Average Liabilities and Stockholders’ Equity:
NOW accounts	$ 60,461	$ 69	0.23%	$ 60,050	$ 81	0.27%
Savings/money market accounts	117,840	320	0.55%	104,264	351	0.68%
Time deposits	130,326	1,140	1.76%	134,552	1,819	2.73%
Borrowed funds	28,175	563	3.97%	27,151	595	4.36%
Total interest bearing liabilities	336,802	2,092	1.25%	326,017	2,846	1.76%

Noninterest bearing deposits	53,746			50,717
Other liabilities	5,950			9,527
Total liabilities	396,498			386,261

Stockholders’ equity	41,363			38,889
Total liabilities and stockholders’ equity	$437,861			$425,150

Net interest income		$ 9,273			$8,817

Net interest spread (1)			4.42%			4.25%

Net interest margin (1)			4.65%			4.58%

____________________

(1)

Average yields reported on a tax-equivalent basis using a marginal tax rate of 34%.

(2)

Average balances of investment securities are calculated on the amortized cost basis and include nonaccrual securities, if applicable.

(3)

Includes loans held for sale as well as nonaccrual loans and unamortized costs and is net of the allowance for loan losses.

(4)

Dividends on the Federal Home Loan Bank (FHLB) of Boston stock were suspended effective the fourth quarter of 2008.

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

•

total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009 Increase/(Decrease) Due to Change In
	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$ 1	$ -	$ 1
Interest bearing deposits in banks	52	(48)	4
Investment securities	22	(54)	(32)
Loans, net	45	(110)	(65)
Total interest earning assets	$120	$(212)	$ (92)

Interest bearing liabilities:
NOW accounts	$ -	$ (2)	$ (2)
Savings/money market accounts	25	(27)	(2)
Time deposits	(21)	(283)	(304)
Borrowed funds	1	(15)	(14)
Total interest bearing liabilities	$ 5	$(327)	$(322)
Net change in net interest income	$115	$ 115	$ 230

	Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009 Increase/(Decrease) Due to Change In
	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$ 2	$ 1	$ 3
Interest bearing deposits in banks	103	(100)	3
Investment securities	(18)	(68)	(86)
Loans, net	77	(295)	(218)
Total interest earning assets	$164	$(462)	$(298)

Interest bearing liabilities:
NOW accounts	$ 1	$ (13)	$ (12)
Savings/money market accounts	42	(73)	(31)
Time deposits	(55)	(624)	(679)
Borrowed funds	21	(53)	(32)
Total interest bearing liabilities	$ 9	$(763)	$(754)
Net change in net interest income	$155	$ 301	$ 456

Three Months Ended June 30, 2010, Compared to Three Months Ended June 30, 2009.

Interest and Dividend Income. The Company’s interest and dividend income decreased $92 thousand, or 1.6%, to $5.7 million for the three months ended June 30, 2010, from $5.8 million for the same period last year, despite an increase in average earning assets of $13.8 million, or 3.4%, to $414.2 million, from $400.4 million for the three months ended June 30, 2009. The positive effect on interest income resulting from the rise in the volume of average earning assets was more than offset by the lower rates earned on all interest earning assets except federal funds sold and overnight deposits in the second quarter of 2010 versus 2009. In particular, interest income on loans decreased $65 thousand, or 1.2%, to $5.3 million for the second quarter of 2010 versus the $5.4 million for the 2009 comparison period, despite an increase of $2.6 million in average loan volume between periods. Average loans approximated $355.6 million at an average yield of 6.13% for the three months ended June 30, 2010, up $2.6 million from an average of $353.0 million at an average yield of 6.27% for the three months ended June 30, 2009. However, the increase in average volume was more than offset by a 14 basis point decrease in average yield. Although residential loan demand slowed somewhat during early 2010 despite the continuing low interest rates it seems to have picked up late in the second quarter. It appears that customers are being conservative in viewing the economic outlook and the majority of customers who could refinance to lower interest rates have done so over the preceding eighteen months as rates have been at historic lows since December 2008. The Company has started to see another refinancing wave in the second quarter of 2010 as secondary market qualified residential mortgage rates have fallen even further.

The Company has continued to manage interest rate risk by selling low rate qualified residential mortgages originated during 2010 to the secondary market and has benefited from the sale of these mortgages, with gains on the sales of such loans totaling $324 thousand for the quarter ended June 30, 2010, compared to $186 thousand during the same period last year. Sales of residential mortgages totaled $15.6 million during the second quarter of 2010 versus $10.9 million during the same quarter of 2009.

The average balance of investments (including mortgage-backed securities) increased $1.7 million, or 6.8%, to $25.9 million for the three months ended June 30, 2010, from $24.2 million for the three months ended June 30, 2009. The average level of interest bearing deposits in the Bank for the quarter was $20.0 million, up $7.8 million, or 63.8%, from the 2009 average level of $12.2 million. The average level of federal funds sold and overnight deposits increased $1.7 million, to $10.8 million, or 18.8%, for the three months ended June 30, 2010, from $9.1 million for the three months ended June 30, 2009. Interest income from nonloan instruments decreased $27 thousand, or 6.6%, between periods, with $381 thousand for the second quarter of 2010 versus $408 thousand for the same period of 2009, reflecting the decreases in yields on investment securities and interest bearing deposits.

Interest Expense. The Company’s interest expense decreased $322 thousand, or 23.7%, to $1.0 million for the three months ended June 30, 2010, from $1.4 million for the three months ended June 30, 2009. The decrease reflected a $327 thousand decrease attributable to lower rates on all interest bearing liabilities, and a $5 thousand increase attributable to higher average volume for interest bearing liabilities.

Interest expense on deposits decreased $308 thousand, or 28.9%, to $756 thousand for the quarter ended June 30, 2010, from $1.1 million for the quarter ended June 30, 2009. Although competition for deposits has remained strong, the $13.0 million, or 4.3%, growth in average interest bearing deposits for the quarter ended June 30, 2010 to $312.8 million compared to average interest bearing deposits of $299.7 million for the same period last year reflects the overall growth in the franchise. The impact of higher FDIC insurance coverage and the continuing uncertainty surrounding the financial markets has resulted in the flight of investments to the safety of FDIC insured deposits. Average time deposits decreased to $129.4 million for the three months ended June 30, 2010, from $132.8 million for the three months ended June 30, 2009, or a decrease of $3.4 million, or 2.6%. The average rate paid on time deposits during the second quarter of 2010 decreased 88 basis points, to 1.71% from 2.59% for the second quarter of 2009. The average balances for money market and savings accounts increased $16.1 million, or 15.3%, to $121.5 million for the three months ended June 30, 2010, from $105.4 million for the three months ended June 30, 2009. A $332 thousand, or 0.5%, increase in NOW accounts brought the average balance up to $61.9 million from $61.5 million between the two years.

Interest expense on borrowed funds decreased $14 thousand, or 4.8%, from $294 thousand for the quarter ended June 30, 2009 to $280 thousand for the quarter ended June 30, 2010, despite an increase of $127 thousand in average funds borrowed from $26.5 million to $26.6 million, or 0.5%, between years as rates remained low. The average rate paid on borrowed funds declined 23 basis points from 4.39% to 4.16% between periods.

Provision for Loan Losses. There was a $90 thousand loan loss provision for the quarter ended June 30, 2010 compared to a $75 thousand loan loss provision for the quarter ended June 30, 2009. Although improvement in travel and tourism industry sales has been reported during 2010 in comparison to 2009, the industry has not rebounded to pre-recession levels and the impact of the decline in revenue during 2009 is becoming more evident in the local market. Nonperforming loans decreased by $582 thousand year to year, however loans specifically reserved for increased by approximately $1 million. Between December 31, 2009 and June 30, 2010, nonperforming loans increased by $874 thousand and loans specifically reserved for increased approximately $750 thousand. The higher provision in the second quarter of 2010 was deemed appropriate in light of the increase in nonperforming loans and loans specifically reserved for since December 31, 2009, as well as, the increase in the average volume of the loan portfolio and current economic conditions. For further details see, FINANCIAL CONDITION Allowance for Loan Losses and Asset Quality below.

Noninterest Income. The following table sets forth changes from the second quarter of 2009 to the second quarter of 2010 for components of noninterest income:

	For The Three Months Ended June 30,
	2010	2009	$ Variance	% Variance
	(Dollars in thousands)
Trust income	$ 108	$ 91	$ 17	18.7
Service fees	1,020	915	105	11.5
Net gains on sales of loans held for sale	324	186	138	74.2
Other income	128	57	71	124.6
Subtotal	1,580	1,249	331	26.5
Net gains on sales of investment securities available-for-sale	-	23	(23)	(100.0)
Total noninterest income	$1,580	$1,272	$308	24.2

Noninterest income net of gains, losses, and write-downs on investment securities available-for-sale was $1.6 million, or 21.6%, of total income for the three months ended June 30, 2010 versus $1.2 million, or 17.7%, of total income for the three months ended June 30, 2009. This increase between years is due to the effect of higher income in all categories with 40% of the $331 thousand increase coming from higher net gains on residential real estate loans sold.

Trust income. Trust income increased by $17 thousand, or 18.7%, between the quarters ended June 30, 2010 and June 30, 2009 as dollars in both managed and nonmanaged fiduciary accounts grew by 22.3% and 30.5%, respectively between June 30, 2009 and 2010. Fees are normally charged on asset values.

Service fees. Service fees increased $105 thousand, or 11.5%, between the second quarter of 2009 and the second quarter of 2010. A main reason was due to the growth in debit card and ATM fees due to a change in the billing breakdown from net fees to gross fees from the servicer (the reader will note an increased expense for these services in noninterest expense discussed below) as well as the growth in the volume of electronic transactions. There was also an increase in loan servicing fees between years due to the increased volume of residential mortgage loans serviced.

Net gains on sales of loans held for sale. Residential real estate loans of $15.6 million were sold for a net gain of $324 thousand during the second quarter of 2010, versus sales of $10.9 million for a net gain of $186 thousand during the second quarter of 2009.

Other income. The increase resulted primarily from the increase in net mortgage servicing rights recognized in the second quarter of 2010 of $64 thousand compared to the second quarter of 2009 of $1 thousand, due to the increase in the volume of loans sold in 2010 versus 2009.

Noninterest Expense. The following table sets forth changes from the second quarter of 2009 to the second quarter of 2010 for components of noninterest expense:

	For The Three Months Ended June 30,
	2010	2009	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$1,592	$1,482	$110	7.4
Pension and employee benefits	674	715	(41)	(5.7)
Occupancy expense, net	221	224	(3)	(1.3)
Equipment expense	244	281	(37)	(13.2)
Expenses of OREO and other assets owned, net	48	62	(14)	(22.6)
FDIC insurance assessment	125	333	(208)	(62.5)
Delivery fees on sales of loans	105	38	67	176.3
Equity in losses of affordable housing investments	106	106	-	-
Other expenses	1,059	915	144	15.7
Total noninterest expense	$4,174	$4,156	$18	0.4

Salaries and wages. The increase in 2010 over 2009 was due primarily to normal annual salary increases as well as the recognition, as a reduction in salary expense, of $34 thousand for deferred loan origination costs in the second quarter 2010 versus $100 thousand in the second quarter of 2009 due to the decrease in number of 2010 loan originations.

Pension and employee benefits. There was a $72 thousand, or 29.0%, decrease in the defined benefit pension plan expense for the second quarter 2010 to $177 thousand from the prior year’s second quarter expense of $249 thousand. This decrease is mainly due to the increase in asset values within the plan as of the January 1, 2010 actuarial valuation date, compared to the prior year, given the change in the financial markets and the $2.1 million contribution to the plan by the Company during 2009. There was an increase of $32 thousand, or 12.4%, in the Company’s medical costs from $261 thousand for the second quarter of 2009, to $293 thousand for the second quarter of 2010, as the Company booked a $27 thousand credit in the second quarter of 2009 for a recovery of accrued costs under the old self-insured medical plan which was terminated December 31, 2008, with six months of run out liability for services received but not yet billed.

Equipment expense. The decrease between years is mainly due to the decrease in depreciation expense from $131 thousand for the second quarter of 2009 to $104 thousand for the second quarter of 2010.

Expenses of OREO and other assets owned, net. Expenses for the three months ended June 30, 2009 included $16 thousand in the write-down of value of one OREO property to its fair market value less estimated costs to sell, while the expenses for the three months ended June 30, 2010 did not include any write-downs.

FDIC insurance assessment. The assessment expense for the second quarter of 2009 included a $191 thousand special emergency assessment imposed by the FDIC on net assets for all FDIC insured banks as of June 30, 2009.

Delivery fees on sales of loans. These expenses represent delivery fees paid to secondary market purchasers upon the sale of qualified residential loans. Sales volume increased from $10.9 million in the second quarter of 2009 to $15.6 million in the second quarter of 2010 which partially accounts for the increase in related loan fees, but the delivery fees charged on each loan have continued to increase between years as well, rising by $67 thousand, or 176.3%, to $105 thousand during the second quarter of 2010, from $38 thousand during the same period last year. It is the normal practice of the Company to collect these fees from the customer at the time of closing and that income is reflected in interest and fees on loans.

Other expenses. The net change between quarters ended June 30, 2010 and 2009 has many components, some increases and some decreases; the largest being a $41 thousand penalty paid to FHLB of Boston to payoff a long-term advance early to mitigate future interest expense. The breakeven point was 27 months and the after tax impact on the Company for 2010 will be $22 thousand. There was a $40 thousand increase in debit card/ ATM expenses due to the new gross billing system referred to above, as well as the growth in volume of electronic transactions. Professional fees also increased in 2010 due to the anticipated cost of the Sarbanes-Oxley internal control report required from our independent auditors for 2010. This requirement was eliminated by the Dodd-Frank Act in July 2010 for nonaccelerated filers including Union Bankshares, Inc. and the related expense accrual will be reversed in the third quarter of 2010.

Income Tax Expense. The Company has provided for current and deferred federal income taxes for the quarters ended June 30, 2010 and 2009. The Company's provision for income taxes was $475 thousand for the three months ended June 30, 2010 compared to $261 thousand for the same period in 2009. The Company’s effective tax rate increased to 23.7% for the three months ended June 30, 2010, from 17.5% for the same period in 2009 as taxable income increased, tax exempt interest income dropped to $126 thousand for the second quarter of 2010 versus $145 thousand for the second quarter of 2009 and the federal tax credits recognized on investments in affordable housing projects in the second quarter of 2010 were $95 thousand compared to the second quarter of 2009 of $110 thousand.

Six Months Ended June 30, 2010, Compared to Six Months Ended June 30, 2009.

Interest and Dividend Income. The Company’s interest and dividend income decreased $298 thousand, or 2.6%, to $11.4 million for the six months ended June 30, 2010, from $11.7 million for the same period last year, despite an increase in average earning assets of $11.5 million, or 2.9%, to $412.0 million, from $400.5 million for the six months ended June 30, 2009. The positive effect on interest income resulting from the rise in the volume of average earning assets was more than offset by the lower rates earned on all interest earning assets except federal funds sold and overnight deposits in the first half of 2010 versus 2009. In particular, interest income on loans decreased $218 thousand, or 2.0%, to $10.6 million for the first half of 2010 versus the $10.8 million for the 2009 comparison period, despite an increase of $2.2 million in average loan volume between periods. Average loans approximated $353.9 million at an average yield of 6.14% for the six months ended June 30, 2010, up $2.2 million from an average of $351.7 million at an average yield of 6.32% for the six months ended June 30, 2009. The increase in average volume was more than offset by an 18 basis point decrease in average yield. Loan demand has slowed somewhat during 2010 despite the continuing low interest rates as it appears that customers are being conservative in viewing the economic outlook and the majority of customers who could refinance to lower interest rates have done so over the preceding eighteen months as rates have been at historic lows since December 2008. The Company has started to see another refinancing wave in the second quarter of 2010 as secondary market qualified residential mortgage rates have fallen even further.

The Company has continued to manage interest rate risk by selling low rate qualified residential mortgages originated during 2010 to the secondary market and has benefited from the sale of these mortgages, with gains on the sales of such loans totaling $426 thousand for the six months ended June 30, 2010, compared to $486 thousand during the same period last year. Sales of residential mortgages totaled $23.8 million during the first half of 2010 versus $28.7 million during the first half of 2009.

The average balance of investments (including mortgage-backed securities) decreased $704 thousand, or 2.8%, to $24.8 million for the six months ended June 30, 2010, from $25.6 million for the six months ended June 30, 2009. The average level of interest bearing deposits Union held for the first half of 2010 was $20.5 million, up $7.5 million, or 57.4%, from the 2009 average level of $13.0 million. The average level of federal funds sold and overnight deposits increased $2.5 million, to $10.8 million, or 29.9%, for the six months ended June 30, 2010, from $8.3 million for the six months ended June 30, 2009. Interest income from nonloan instruments decreased $80 thousand, or 9.4%, between periods, with $767 thousand for the first half of 2010 versus $847 thousand for the same period of 2009, reflecting the decreases in yields on investment securities and interest bearing deposits.

Interest Expense. The Company’s interest expense decreased $754 thousand, or 26.5%, to $2.1 million for the six months ended June 30, 2010, from $2.8 million for the six months ended June 30, 2009. The decrease reflected a $763 thousand decrease attributable to lower rates on all interest bearing liabilities, offset by a $9 thousand increase attributable to higher average volume for interest bearing liabilities.

Interest expense on deposits decreased $722 thousand, or 32.1%, to $1.5 million for the six months ended June 30, 2010, from $2.3 million for the six months ended June 30, 2009. Although competition for deposits has remained strong, the $9.8 million, or 3.3%, growth in average interest bearing deposits for the six months ended June 30, 2010 to $308.6 million compared to average interest bearing deposits of $298.9 million for the same period last year reflects the overall growth in the franchise, the impact of higher FDIC insurance coverage and the continuing uncertainty surrounding the financial markets, which has resulted in the flight of investments to the safety of FDIC insured deposits. Average time deposits decreased to $130.3 million for the six months ended June 30, 2010, from $134.6 million for the six months ended June 30, 2009, or a decrease of $4.2 million, or 3.1%. The average rate paid on time deposits during the first half of 2010 decreased 97 basis points, to 1.76% from 2.73% for the first half of 2009. The average balances for money market and savings accounts increased $13.6 million, or 13.0%, to $117.8 million for the six months ended June 30, 2010, from $104.3 million for the six months ended June 30, 2009. A $411 thousand, or 0.7%, increase in NOW accounts brought the average balance up to $60.5 million from $60.1 million between the two years.

Interest expense on borrowed funds decreased $32 thousand, or 5.4%, from $595 thousand for the six months ended June 30, 2009 to $563 thousand for the six months ended June 30, 2010, despite an increase of $1.0 million in average funds borrowed from $27.2 million to $28.2 million, or 3.8%, between years as rates remained low. The average rate paid on borrowed funds declined 39 basis points between periods.

Provision for Loan Losses. There was a $180 thousand loan loss provision for the six months ended June 30, 2010 compared to a $170 thousand loan loss provision for the six months ended June 30, 2009. Although improvement in travel and tourism industry sales has been reported during 2010 in comparison to 2009, the industry has not rebounded to pre-recession levels and the impact of the decline in revenue during 2009 is becoming more evident in the local market. Nonperforming loans decreased by $582 thousand year to year, however loans specifically reserved for increased by approximately $1 million. Between December 31, 2009 and June 30, 2010, nonperforming loans increased by $874 thousand and loans specifically reserved for increased approximately $750 thousand. The higher provision in the first half of 2010 was deemed appropriate in light of the increase in nonperforming loans (90+ days) and loans specifically reserved for since December 31, 2009 as well as, the increase in the average volume of the loan portfolio and current economic conditions. For further details see, FINANCIAL CONDITION Allowance for Loan Losses and Asset Quality below.

Noninterest Income. The following table sets forth changes from the first half of 2009 to the first half of 2010 for components of noninterest income:

	For The Six Months Ended June 30,
	2010	2009	$ Variance	% Variance
	(Dollars in thousands)
Trust income	$ 217	$ 182	$ 35	19.2
Service fees	1,984	1,766	218	12.3
Net gains on sales of loans held for sale	426	486	(60)	(12.3)
Other income	172	145	27	18.6
Subtotal	2,799	2,579	220	8.5
Net gains on sales of investment securities available-for-sale	-	44	(44)	(100.0)
Total noninterest income	$2,799	$2,623	$176	6.7

Noninterest income net of gains, losses, and write-downs on investment securities available-for-sale was $2.8 million, or 19.8%, of total income for the six months ended June 30, 2010 versus $2.6 million, or 18.1%, of total income for the six months ended June 30, 2009. This increase between years is mainly due to the increase in service fees.

Trust income. Trust income increased by $35 thousand, or 19.2%, between the six months ended June 30, 2010 and June 30, 2009 as dollars in both managed and nonmanaged fiduciary accounts grew by 22.3% and 30.5%, respectively between June 30, 2009 and 2010. Fees are normally charged on asset values.

Service fees. Service fees increased $218 thousand, or 12.3%, between the first half of 2009 and the first half of 2010. The main reason was due to the growth in debit card and ATM fees due to a change in the billing breakdown from net fees to gross fees from the servicer (the reader will note an increased expense for these services in noninterest expense discussed below) as well as the growth in the volume of electronic transactions. There is also an increase in loan servicing fees between years due to the increased volume of residential mortgage loans serviced.

Net gains on sales of loans held for sale. Residential real estate loans of $23.8 million were sold for a net gain of $426 thousand during the first half of 2010, versus sales of $28.7 million for a net gain of $486 thousand during the first half of 2009.

Other income. The increase resulted primarily from the $17 thousand gain on the disposition of Vermont state tax credits purchased and the $11 thousand increase in income from gas royalties and oil leases acquired as foreclosed collateral during The Great Depression.

Noninterest Expense. The following table sets forth changes from the first half of 2009 to the first half of 2010 for components of noninterest expense:

	For The Six Months Ended June 30,
	2009	2008	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$3,157	$2,979	$178	6.0
Pension and employee benefits	1,434	1,415	19	1.3
Occupancy expense, net	476	517	(41)	(7.9)
Equipment expense	492	580	(88)	(15.2)
Expenses of OREO and other assets owned, net	138	111	27	24.3
FDIC insurance assessment	258	465	(207)	(44.5)
Delivery fees on sales of loans	159	109	50	45.9
Equity in losses of affordable housing investments	213	213	-	-
Other expenses	1,986	1,757	229	13.0
Total noninterest expense	$8,313	$8,146	$167	2.1

Salaries and wages. The increase in 2010 over 2009 was due primarily to normal annual salary increases as well as the recognition, as a reduction in salary expense, of $67 thousand for deferred loan origination costs in the first half 2010 versus $152 thousand in the first half of 2009 due to the decrease in loan originations.

Pension and employee benefits. There was a $159 thousand, or 29.2%, decrease in the defined benefit pension plan expense for the first six months to $384 thousand for 2010 from the prior year’s first six months expense of $543 thousand. This decrease is mainly due to the increase in asset values within the plan as of the January 1, 2010 actuarial valuation date, compared to the prior year, given the change in the financial markets and the $2.1 million contribution to the plan by the Company during 2009. There was an increase of $166 thousand, or 39.1%, in the Company’s medical costs from $424 thousand for the first half of 2009, to $590 thousand for the first half of 2010, as the Company booked a $156 thousand credit in the first half of 2009 for a recovery of accrued costs under the old self-insured medical plan which was terminated December 31, 2008, with six months of run out liability for services received but not yet billed.

Occupancy expense. The decrease between the first six months of 2010 and 2009 is mainly due to the mild winter in 2010 where fuel and snow removal costs were below normal.

Equipment expense. The decrease between years is mainly due to the decrease in depreciation expense from $270 thousand for the first six months of 2009 down to $203 thousand for the first six months of 2010.

Expenses of OREO and other assets owned, net. The costs incurred during the first half of 2010 included higher legal and operating costs than normally would be incurred due to the commercial nature of some of the properties, but did not include any write-downs in the value of OREO properties. OREO expense for the same period last year included $29 thousand in the write-down of value of three OREO properties to their fair market value less estimated costs to sell.

FDIC insurance assessment. The assessment expense for the first six months of 2009 included a $191 thousand special emergency assessment imposed by the FDIC on net assets for all FDIC insured banks as of June 30, 2009.

Delivery fees on sales of loans. These expenses represent delivery fees paid to the secondary market purchasers upon the sale of qualified residential loans. Sales volume decreased from $28.7 million in the first six months of 2009 to $23.8 million in the first half of 2010, but the delivery fees charged on each loan have continued to increase between years, rising $50 thousand, or 45.9%, to $159 thousand during the first half of 2010 from $109 thousand for the first half of 2009. It is the normal practice of the Company to collect these fees from the customer at the time of closing and that income is reflected in interest and fees on loans.

Other expenses. The net change between the six months ended June 30, 2010 and 2009 has many components, some increases and some decreases; the largest being a $80 thousand increase in debit card/ ATM expenses due to the vendor’s new gross billing system referred to above, as well as the growth in volume of electronic transactions. In June 2010, the Company prepaid a long-term FHLB of Boston advance to mitigate future interest expense and paid a $41 thousand penalty to do so. The breakeven point was 27 months and the after tax impact for 2010 will be $22 thousand. Legal fees year to date are up $28 thousand between 2009 and 2010 as there have been a couple of special projects that required corporate counsel’s involvement. As the Company has striven to grow its Trust and Asset Management division, additional expenses of $26 thousand have been incurred year to date in 2010 to support that effort. Professional fees also increased $24 thousand in 2010 primarily due to the anticipated cost of the Sarbanes-Oxley internal control report required from our independent auditors for 2010. This requirement was eliminated by the Dodd-Frank Act in July 2010 for Union Bankshares, Inc. and the related expense accrual will be reversed in the third quarter of 2010.

Income Tax Expense. The Company has provided for current and deferred federal income taxes for the six months ended June 30, 2010 and 2009. The Company's provision for income taxes was $834 thousand for the six months ended June 30, 2010 compared to $622 thousand for the same period in 2009. The Company’s effective tax rate increased to 23.3% for the six months ended June 30, 2010, from 19.1% for the same period in 2009 as taxable income increased, tax exempt interest income dropped to $234 thousand for the six months ended June 30, 2010 compared to $270 thousand for the same period in 2009 and federal tax credits recognized on investments in affordable housing projects during the first six months of 2010 totaled $190 thousand compared to $220 thousand for the same period in 2009.

FINANCIAL CONDITION

At June 30, 2010, the Company had total consolidated assets of $427.9 million, including gross loans and loans held for sale (“total loans”) of $350.9 million, deposits of $354.3 million and stockholders' equity of $41.9 million. The Company’s total assets decreased $19.7 million, or 4.4%, to $427.9 million at June 30, 2010, from $447.5 million at December 31, 2009, reflecting a normal seasonal fluctuation due mainly to the effects of the annual municipal financing cycle. Net loans and loans held for sale decreased to $347.6 million, or 81.2%, of total assets at June 30, 2010, compared to $354.7 million, or 79.3%, of total assets at December 31, 2009.

Cash and cash equivalents, including federal funds sold and overnight deposits, decreased $6.1 million, or 27.8%, to $16.0 million at June 30, 2010, from $22.1 million at December 31, 2009. Interest bearing deposits in banks decreased $6.0 million, or 26.2%, from $23.0 million at December 31, 2009 to $17.0 million at June 30, 2010. Investment securities held-to-maturity of $2.0 million were purchased in the second quarter of 2010. These securities consisted of U.S. Government sponsored agency bonds and the balance at June 30, 2010 was $2.0 million. Investment securities available-for-sale decreased from $24.6 million at December 31, 2009, to $23.6 million at June 30, 2010, a $1.0 million, or 4.1%, decrease. Total nonloan interest bearing assets decreased from 14.5% of total assets at December 31, 2009 to 12.5% at June 30, 2010, reflecting the normal seasonal fluctuation.

Deposits decreased $14.5 million, or 3.9%, to $354.3 million at June 30, 2010, from $368.8 million at December 31, 2009. This decrease was a normal seasonal fluctuation due mainly to the effects of the municipal financing cycle. Noninterest bearing deposits decreased $7.1 million, or 11.8%, from $60.1 million at December 31, 2009 to $53.0 million at June 30, 2010. Interest bearing deposits decreased $7.4 million, or 2.4%, from $308.7 million at December 31, 2009, to $301.3 million at June 30, 2010. (See average balances and rates in the Yields Earned and Rates Paid tables on pages 23 and 24.) Aggressive rate competition from in-market and out-of-market financial institutions makes deposit accounts increasingly hard to attract and retain. Noninterest bearing deposits are especially difficult to develop and increase.

Total borrowings decreased $5.4 million, or 17.5%, at June 30, 2010, from $31.0 million at December 31, 2009 to $25.6 million at June 30, 2010 mainly due to a payoff of one short-term advance and the early prepayment of one long-term FHLB of Boston advance and normal monthly payments on amortizing advances at the FHLB of Boston. The Company also had secured borrowings at June 30, 2010 of $775 thousand at 4.75% generated by the sale of U.S. Small Business Administration (SBA) guaranteed loans with recourse for 90 days from the date of sale. These borrowings will mature in September 2010 when the recourse period ends and the related loan balances will be relieved and deferred gains totaling $44 thousand will be recognized. (See Borrowings on page 44.)

Total stockholders’ equity increased $744 thousand to $41.9 million at June 30, 2010 from $41.2 million at December 31, 2009. This increase reflects net income of $2.7 million for the first six months of 2010 and the $271 thousand positive change in accumulated other comprehensive loss, less regular cash dividends paid of $2.2 million and the purchase of Treasury stock totaling $54 thousand. (See Capital Resources on page 50.)

Loans Held for Sale and Loan Portfolios. Total loans (including loans held for sale) decreased $7.2 million, or 2.0%, to $350.9 million from $358.1 million at December 31, 2009 which mainly reflects the seasonal payoff of $8.4 million of municipal loans on June 30, 2010. On July 1, 2010, $14.3 million of new municipal loans were booked as the municipalities’ and school districts’ new fiscal year began. At June 30, 2010, the Company’s total $350.9 million loan portfolio represented 82.0% of assets, down in dollars but up in percentage from $358.1 million, or 80.0%, of assets at December 31, 2009 and down in dollars and in percentage from $363.5 million, or 85.5%, of assets at June 30, 2009. The Company’s loans primarily consist of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Real estate secured loans represented $310.8 million, or 88.6%, of total loans at June 30, 2010 and $311.7 million, or 87.0%, of total loans at December 31, 2009. Junior liens on one-to-four family residences, on which the Company does not also hold the first mortgage, only account for $12.3 million, or 4.0%, of the $310.8 million of real estate secured loans at June 30, 2010. Average net loans (including loans held for sale) were $351.7 million for the first six months of 2009 and increased $2.2 million, or 0.6%, to $353.9 million for the first six months of 2010. The Company sold $23.8 million of residential mortgage loans held for sale during the first six months of 2010, resulting in a net gain on sale of loans of $426 thousand, compared with loan sales of $28.7 million and related net gain on sale of loans of $486 thousand for the first six months of 2009. While competition for good loans is strong, the Company has been able to originate loans to both current and new customers while maintaining credit quality. Loan demand, while down from the frenzied pace of 2009, has been steady during the first six months of 2010 and the Company has started to see a second refinancing wave in the second quarter of 2010 as secondary market qualified residential mortgage rates have fallen even further. Management expects demand may slow over the coming months with the expiration of the federal tax home buyers credit in April 2010, as the number of customers who can refinance complete the process, or if interest rates rise.

The following table shows information on the composition of the Company’s total loan portfolio at the dates indicated:

	June 30, 2010		December 31, 2009
Loan Type	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$127,078	36.2	$123,915	34.6
Construction real estate	20,222	5.8	19,391	5.4
Commercial real estate	161,001	45.9	159,095	44.4
Commercial	15,564	4.4	15,597	4.4
Consumer	6,646	1.9	6,967	1.9
Municipal loans	17,848	5.1	23,862	6.7
Loans held for Sale	2,551	0.7	9,262	2.6
Total loans	350,910	100.0	358,089	100.0

Add/ (Deduct):
Allowance for loan losses	(3,511)		(3,493)
Unamortized net loan costs	194		78
Net loans and loans held for sale	$347,593		$354,674

The Company originates and sells qualified residential mortgages to the secondary market, with most of this type of sales made to the Federal Home Loan Mortgage Corporation (FHLMC/“Freddie Mac”). At June 30, 2010, the Company serviced a $267.1 million residential real estate mortgage portfolio, of which $1.7 million is held for sale and approximately $138.3 million is serviced for unaffiliated third parties.

The delivery fees, included in Other expenses, that the Company is required to pay when selling loans in the secondary market have increased dramatically as a percent of net gains from $109 thousand, or 22.5%, of net gains for the six months ended June 30, 2009 to $159 thousand, or 37.3%, of net gains for the six months ended June 30, 2010. The Company has chosen to sell the majority of qualified residential mortgage loans currently generated to the secondary market in order to mitigate long-term interest rate risk and generate fee income. The Company generally retains the servicing rights on sold residential mortgage loans.

The Company also originates commercial real estate and commercial loans under various SBA, U.S. Department of Agriculture Rural Development and Vermont Economic Development Authority programs which provide a government agency guaranty for a portion of the loan amount. There was $7.4 million guaranteed under these various programs at June 30, 2010. The Company occasionally sells the guaranteed portion of the loan to other financial concerns and retains servicing rights, which generates fee income. The Company serviced $20.7 million of commercial and commercial real estate loans for unaffiliated third parties as of June 30, 2010. This includes $16.3 million of commercial, municipal, residential or commercial real estate loans the Company has participated out to other financial institutions, in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes. At June 30, 2010, commercial real estate loans include $775 thousand of loans sold and accounted for as secured borrowing until the 90 day recourse period expires in September 2010.

Union participates in the SBA’s America’s Recovery Capital (ARC) program which currently offers interest-free loans of up to $35,000 to viable small businesses, which carry a 100% guaranty from the SBA to the lender and require no fees paid to the SBA. The program pays participating lenders a market rate of interest while the ARC loans are outstanding. There was $446 thousand in ARC loans outstanding at June 30, 2010.

The Company capitalizes servicing rights for both residential mortgage and commercial loans sold with servicing retained. The Company recognizes gains and losses on the sale of the principal portion of these loans as they occur. The unamortized balance of servicing rights on loans sold with servicing retained was $595 thousand at June 30, 2010 and $530 thousand at December 31, 2009, with an estimated market value in excess of their carrying value as of both dates.

There was $1.6 million of residential real estate loans pledged to secure municipal deposits above the FDIC insurance level as of June 30, 2010. Qualified residential first mortgages held by Union and up to $25 million in qualified small business loans may also be pledged as collateral for borrowings from the FHLB of Boston under a blanket lien.

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

The Company’s Board of Directors has set forth well-defined lending policies (which are periodically reviewed and revised as appropriate) that include conservative individual lending limits for officers, aggregate and advisory board approval levels, Board approval for large credit relationships, a loan review program and other limits or standards deemed necessary and prudent. The Company’s loan review department is supervised by an experienced former regulatory examiner and staffed by a Certified Public Accountant, as well as other experienced personnel. The Company’s loan review program encompasses a quality control process for loan documentation and underwriting for select loans as well as a monitoring process for credit extensions to assess the credit quality and degree of risk in the loan portfolio. Management performs and shares with the Board of Directors periodic concentration analyses based on various factors such as industries, collateral types, location, large credit sizes and officer portfolio loads. The Company has established underwriting guidelines to be followed by its officers; material exceptions are required to be approved by a senior loan officer or the Board of Directors. The Company monitors its delinquency levels for any adverse trends. There can be no assurance, however, that the Company’s loan portfolio will not become subject to increasing pressures from deteriorating borrower financial strength or declining collateral values due to general or local economic conditions.

Restructured loans include the Company’s troubled debt restructurings that involved forgiving a portion of interest or principal, refinancing at a rate materially less than the market rate, rescheduling loan payments, or granting other concessions to a borrower due to financial or economic reasons related to the debtor’s financial difficulties that the Company would not ordinarily grant. Restructured loans do not include qualifying restructured loans that have complied with the terms of their restructure agreement for a satisfactory period of time. There were three restructured commercial real estate loans totaling $2.1 million at June 30, 2010 and two totaling $1.9 million at December 31, 2009 and all were current on their restructured payment terms as of such dates. There is $127 thousand of U.S. Government guaranty on one of the restructured loans at June 30, 2010. Restructured loans are considered impaired loans when evaluating a specific loan loss reserve allocation.

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

The following table shows the composition of nonperforming assets at the dates indicated and trends of certain ratios monitored by Company’s management in reviewing asset quality:

	June 30, 2010	December 31, 2009	June 30, 2009
	(Dollars in thousands)
Nonaccrual loans	$3,535	$3,738	$3,935
Accruing loans 90+ days delinquent	1,615	538	1,797
Total nonperforming loans	5,150	4,276	5,732
OREO	826	886	622
Other Assets Owned	-	-	-
Nonaccrual investment securities	-	-	188
Total nonperforming assets	$5,976	$5,162	$6,542

Allowance for loan losses to loans not held for sale	1.01%	1.00%	1.03%
Allowance for loan losses to nonperforming loans	68.17%	81.69%	62.10%
Nonperforming loans to total loans	1.47%	1.19%	1.58%
Nonperforming assets to total assets	1.40%	1.15%	1.54%
Delinquent loans (30 days to nonaccruing) to total loans	2.22%	3.26%	2.44%
Net charge-offs (annualized) to average loans not held for sale	0.09%	0.13%	0.09%
Loan loss provision to net charge-offs, year-to-date	111.12%	86.31%	105.59%

The level of nonaccrual loans decreased $203 thousand, or 5.4%, since December 31, 2009 while accruing loans delinquent 90 days or more increased $1.1 million, or 200.2%, during the same time period and the percentage of nonperforming loans to total loans increased from 1.2% to 1.5%. The aggregate interest income not recognized on nonaccrual loans amounted to approximately $719 thousand and $587 thousand as of June 30, 2010 and 2009, respectively and $664 thousand as of December 31, 2009. Loans totaling $62 thousand that are delinquent 90 days or more are guaranteed by the U.S. Government at June 30, 2010.

The majority of the increase in nonperforming loans between December 31, 2009 and June 30, 2010 is related to one commercial real estate loan in the residential construction wood product’s business that has struggled during the recession. Two of this customer’s loans were brought current during the second quarter and the customer has made two full payments on a third loan since June 30, 2010 and is currently 60 days past due.

Nonperforming loans and assets both increased in terms of dollars and percentages from December 31, 2009 but have modestly improved since June 30, 2009. Total delinquent loans as a percentage of gross loans have improved as well as the allowance for loan losses to loans not held for sale between December 31, 2009 and June 30, 2010. The Company’s success at keeping the nonperforming and delinquency ratios at favorable levels despite deteriorating economic conditions was the result of continued focus on maintaining strict underwriting standards, as well as our practice as a community bank to actively work with troubled borrowers to resolve the borrower’s delinquency while maintaining the Company’s safe and sound credit practices and safeguarding our strong capital position.

At June 30, 2010, the Company had four customers with internally classified loans totaling $876 thousand and there were two customers totaling $776 thousand at December 31, 2009. In management's view, such loans represent a higher degree of risk of becoming nonperforming loans in the future. While still on a performing status, in accordance with the Company’s credit policy, loans are internally classified when a review indicates the existence of certain conditions making the likelihood of collection questionable. The increase between December 31, 2009 and June 30, 2010 is mainly due to two commercial customers whose businesses have been affected by the recession and the slow down in the residential construction market.

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

The Company’s management is focused on the impact that the current prolonged recession may have on its borrowers and is closely monitoring industry and geographic concentrations for evidence of financial problems. Since the fourth quarter of 2007, residential real estate values have declined nationally with some areas of the country experiencing significant weakening. During the first half of 2010, there have been indications that the housing market is starting to stabilize in our market. While the recession impacted the Vermont housing market, it did not cause significant price declines. Sales of homes in Vermont and northwestern New Hampshire slowed considerably over the last two years along with housing permits. The real estate market decline significantly contributed to the downturn in the general economy with unemployment rates and business failures rising nationwide. These conditions may cause borrowers who are current in their payments to experience deterioration in the value of their collateral and increase the potential of default if their income levels decline. Management continues to monitor the national, regional and local economic environment and its impact on unemployment, business failures and real estate values in the Company’s market area. The unemployment rate in Vermont has started to drop and was at a 6.0% level for June 2010 compared to 7.2% for June 2009, and compared to 9.5% nationwide for June 2010.

Vermont continues to have the lowest residential foreclosure rate in the United States but on occasion properties are acquired through or in lieu of loan foreclosure. These properties are held for sale and are initially recorded as OREO at fair value less estimated selling costs at the date of the Company’s acquisition of the property, with fair value based on an appraisal for more significant properties and on a broker’s price opinion for minor properties. Holding costs on properties acquired are expensed as incurred. There were no declines in fair value after acquisition of the property resulting in charges against income before tax for the quarter or six months ended June 30, 2010. Charges against income before tax totaled $16 thousand for the quarter ended and $29 thousand for the six months ended June 30, 2009. The Company evaluates each property at least quarterly for changes in the fair value. The Company had eight residential and commercial real estate properties for a total of $826 thousand classified as OREO at June 30, 2010, two of which have subsequently gone under contract to sell. This compares to a total of $886 thousand at December 31, 2009 representing one commercial and three residential properties. There was a $47 thousand allowance for losses on OREO at both June 30, 2010 and December 31, 2009 which was netted out of the above values. The OREO was included in Other assets on the consolidated balance sheet at both time periods.

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

Adequacy of the allowance for loan losses is evaluated quarterly using a consistent, systematic methodology, which analyzes the risk inherent in the loan portfolio. In addition to evaluating the collectability of specific loans when determining the adequacy of the allowance, management also takes into consideration other factors such as changes in the mix and size of the loan portfolio, credit concentrations, historic loss experience, the amount of delinquencies and loans adversely classified, industry trends, and the impact of the local and regional economy on the Company’s borrowers and the estimated value of any underlying collateral. The adequacy of the allowance for loan losses is assessed by an allocation process whereby specific loss allocations are made against certain adversely classified loans and general loss allocations are made against segments of the loan portfolio that have similar attributes. The total allowance for possible loan losses is a valuation reserve applicable to the entire portfolio. The Company allocates the allowance for loan losses based on the percentage categorty to total loans, the portion of the allowance for loan losses, allocated to each category does not represent the total available for future losses which may occur within the loan category.

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

The level of allowance allocable to each loan portfolio category with similar risk characteristics is determined based on historical charge-offs, adjusted for qualitative risk factors. A quarterly analysis of various qualitative factors, including portfolio characteristics, national and local economic trends, overall market conditions, and levels of, and trends in, delinquencies and nonperforming loans, helps to ensure that areas with potential risk for loss are considered in management’s allowance estimate. In addition, when other individual loans are identified by management as representing an elevated risk of loss, the level of allowance allocable to those loans is determined through estimating probable loss for each individual credit based on its specific risk attributes. Nonaccrual loans are also evaluated for specific impairment when Union’s loan exposure is greater than $100 thousand or Union’s exposure for an entire relationship is greater than $150 thousand. These loans may be classified as impaired when management believes it is probable that the Company will not collect all the contractual interest and principal payments as scheduled in the loan agreement. A specific reserve amount is allocated to the allowance for individual loans that have been classified as impaired on the basis of the fair value of the collateral for collateral dependent loans, an observable market price or the present value of anticipated future cash flows. Impaired loans also include all restructured loans and were $3.0 million at June 30, 2010 with government guaranties of $127 thousand and a specific reserve amount allocated of $182 thousand which is estimated by management to be the Company’s loss exposure. This compares to impaired loans of $3.8 million at December 31, 2009 with government guaranties of $442 thousand and a specific reserve amount allocated of $341 thousand.

The Company’s loan portfolio balance not held for sale decreased slightly, by $468 thousand, from $348.8 million at December 31, 2009 to $348.4 million at June 30, 2010. There was growth in almost all loan categories which was offset by a large decrease in the municipal loan portfolio. The decrease in the municipal loan category is a one day seasonal fluctuation due to the annual fiscal cycle of Vermont municipalities and school districts. (See chart on page 36 for further details.) The composition of the Company’s loan portfolio remained relatively unchanged with the exception of the one day variance in municipal loans from December 31, 2009, and there was no material change in the Company’s lending programs or terms during the second quarter or first half of 2010.

As a result of the combined changes in volumes among various loan categories, a review of qualitative factors and the net charge-offs for the first six months of 2010 of $162 thousand, the Company designated a $180 thousand loan loss provision for the six months ended June 30, 2010, which left the allowance for loan losses at $3.5 million, or 1.01% of loans held for sale, at June 30, 2010, virtually unchanged from December 31, 2009 in terms of dollars but improved in terms of its ratio (1.00%) to loans not held for sale.

The following table reflects activity in the allowance for loan losses for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Balance at beginning of period	$3,455	$3,524	$3,493	$3,556
Charge-offs
Real Estate
Residential	(4)	-	(106)	(15)
Commercial	(40)	(7)	(78)	(113)
Commercial	(2)	(29)	(2)	(51)
Consumer	(3)	(6)	(9)	(7)
Total charge-offs	(49)	(42)	(195)	(186)
Recoveries
Real Estate
Residential	-	-	7	-
Commercial	-	-	-	6
Commercial	10	1	11	2
Consumer and other	5	7	15	17
Total recoveries	15	8	33	25
Net charge-offs	(34)	(34)	(162)	(161)
Provision for loan losses	90	75	180	170
Balance at end of period	$3,511	$3,565	$3,511	$3,565

The following table (net of loans held for sale) shows the internal breakdown of the Company’s allowance for loan losses by category of loan and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

	June 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate
Residential	$ 901	36.5	$ 976	35.5
Commercial	2,000	49.0	1,959	47.8
Construction	306	5.8	240	5.6
Other Loans
Commercial	224	4.5	235	4.5
Consumer, Municipal, Other and Unallocated	80	4.2	83	6.6
Total	$3,511	100.0	$3,493	100.0

Notwithstanding the categories shown in the table above, all funds in the allowance for loan losses are available to absorb loan losses in the portfolio, regardless of loan category or specific allocation.

Management of the Company believes, in its best estimate, that the allowance for loan losses at June 30, 2010, is at an appropriate level to cover probable credit losses inherent in the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods that would require an elevated loan loss provision in the future. See CRITICAL ACCOUNTING POLICIES. In addition, our banking regulators, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on their judgments about information available to it at the time of its examination. A large adjustment to the allowance or losses in future periods may require increased provisions to replenish the allowance, which could negatively affect earnings. While the Company recognizes that a further economic slowdown or financial and credit market turmoil may adversely impact its borrowers’ financial performance and ultimately their ability to repay their loans, management continues to be cautiously optimistic about the collectability of the Company’s loan portfolio.

Investment Activities. At June 30, 2010, there was $2.0 million of investment securities classified as held-to-maturity and $23.6 million investment securities classified as available-for-sale totaling $25.6 million, or 6.0%, of assets. The amount in investment securities increased $1.0 million, or 4.1%, from $24.6 million, or 5.5%, of assets at December 31, 2009, as funds from maturing securities or FDIC insured certificates of deposit were utilized to purchase step-up U.S. Government agency securities to improve current and future yields without increasing risk. There was $2.0 million of investment securities pledged to secure various governmental and municipal deposits as of June 30, 2010 and $3.6 million at December 31, 2009.

Net unrealized gains for the Company’s available-for-sale investment securities portfolio were $898 thousand as of June 30, 2010 versus net unrealized gains of $544 thousand as of December 31, 2009, respectively. Net unrealized gains of $581 thousand, net of income tax effect, were reflected in the Company’s accumulated other comprehensive loss component of stockholders’ equity at June 30, 2010.

Management’s evaluation of other-than-temporary impairments is subject to risks and uncertainties and is intended to determine the appropriate amount and timing for recognizing an impairment charge. The assessment of whether such impairment for debt securities has occurred is based on management’s best estimate of the cash flows expected to be collected at the individual security level. We regularly monitor our investment portfolio to ensure that securities that may be other-than-temporarily impaired are identified in a timely manner and that any impairment charge is recognized in the proper period and, with respect to debt securities, that the impairment is properly allocated between credit losses recognized in earnings and unrealized losses recognized in other comprehensive income (loss). Further deterioration in credit quality and/or the continuation of the current imbalances in liquidity that exist in the financial marketplace might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as other than temporary in future periods, resulting in write-downs.

Federal Home Loan Bank of Boston Stock. Union is a member of the FHLB of Boston with an investment of $1.9 million in its Class B common stock at both June 30, 2010 and December 31, 2009. The Class B common stock has a five year notice requirement for redemption and there is no guarantee of future redemption. Also, there is the possibility of future capital calls by the FHLB of Boston on member banks to ensure compliance with its capital plan. Union’s investment in FHLB stock is carried as an Other asset at cost and is nonmarketable. Similar to evaluating investment securities for other-than-temporary impairment, management has evaluated its investment in the FHLB of Boston. The FHLB of Boston has taken a number of steps to strengthen its capital position and preserve its capital in the wake of significant other-than-temporary impairment charges it has recorded in its investment portfolio starting during the fourth quarter of 2008 and each quarter thereafter. The FHLB of Boston remains in compliance with all regulatory capital ratios as of December 31, 2009 and June 30, 2010. Dividend payments on the FHLB of Boston Class B common stock have been suspended since the third quarter of 2008 and a moratorium on excess stock repurchases has been implemented. Union does not have any intention to dispose of its FHLB of Boston stock and the primary purpose of the investment is to obtain access to the FHLB of Boston credit facilities and other products and services. Management’s most recent evaluation of Union’s holdings of FHLB of Boston common stock concluded that Union will likely recover its investment in the FHLB of Boston stock at the stated par value.

Deposits. The following table shows information concerning the Company’s average deposits by account type and weighted average nominal rates at which interest were paid on such deposits for the periods ended June 30, 2010, and December 31, 2009:

	Six Months Ended June 30, 2010			Year Ended December 31, 2009
	Average Amount	Percent of Total Deposits	Average Rate	Average Amount	Percent of Total Deposits	Average Rate
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$ 53,746	14.8	-	$ 52,890	14.8	-
NOW accounts	60,461	16.7	0.23%	61,727	17.2	0.26%
Money Market accounts	71,762	19.8	0.70%	62,030	17.3	0.84%
Savings accounts	46,078	12.7	0.32%	43,343	12.1	0.31%
Total nontime deposits	232,047	64.0	0.34%	219,990	61.4	0.37%
Time deposits:
Less than $100,000	72,855	20.1	1.76%	79,877	22.3	2.38%
$100,000 and over	57,471	15.9	1.77%	58,262	16.3	2.40%
Total time deposits	130,326	36.0	1.76%	138,139	38.6	2.39%
Total deposits	$362,373	100.0	0.85%	$358,129	100.0	1.15%

The Company participates in the Certificate of Deposit Account Registry Service (CDARS) of Promontory Interfinancial Network, LLC. There were $12.2 million of time deposits of $250,000 or less on the balance sheet at June 30, 2010 and $13.6 million at December 31, 2009 which were placed through CDARS and which are therefore considered to be “brokered” deposits. None of the Company’s CDARS deposits as of the respective balance sheet dates represent purchased deposits as all such deposits were matched dollar for dollar with Union’s customer deposits which were placed in other participating financial institutions in order to provide those customers with full FDIC insurance coverage.

The following table sets forth information regarding the Company’s time deposits in amounts of $100,000 and over at June 30, 2010 and December 31, 2009 that mature during the periods indicated:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Within 3 months	$15,588	$12,098
3 to 6 months	16,727	22,434
6 to 12 months	7,804	19,107
Over 12 months	9,054	6,578
	$49,173	$60,217

Total deposits on average between the year ended December 31, 2009 and the six months ended June 30, 2010 grew $4.2 million with growth in all categories except time deposits and NOW accounts. Time deposits have trended towards very short duration or deposits moved to nontime deposits because of the low interest rate environment and the perceived customer desire to be in a position to take advantage of the inevitable rise in interest rates. The majority of time deposits held by municipalities and school districts mature each year on June 30th. Municipal certificates of deposit greater than $100 thousand decreased $11.9 million on June 30, 2010 to $6.8 million which is a seasonal trend for the Company mainly due to the municipal finance cycle. The balances for municipal certificates of deposit greater than $100 thousand had grown $17.8 million to $24.6 million by July 2, 2010 as the municipalities and school districts began their next fiscal year cycle. Time deposits less than $100 thousand also have decreased and management believes that most of the funds have flowed into money market accounts where the interest rates are higher than on short-term certificates.

Part of the Dodd-Frank Act permanently raised FDIC deposit insurance coverage to $250 thousand per depositor per insured depository institution for each account ownership category. At June 30, 2010, the Company had deposit accounts with between $100 thousand and $250 thousand totaling $74.2 million which will now have permanent FDIC insurance protection. There is $67.4 million in deposit accounts greater than $250 thousand at June 30, 2010.

Borrowings. Borrowings from the FHLB of Boston were $24.8 million at June 30, 2010, at a weighted average rate of 4.31%, and $31.0 million at December 31, 2009, at a weighted average rate of 3.60%. Borrowings from FHLB of Boston were down at June 30, 2010 as the Company had a reduction in short term borrowings of $5.4 million maturing at 0.19%. The Company also made scheduled monthly payments on long-term amortizing advances of $415 thousand and prepaid a $359 thousand amortizing advance with an interest rate of 5.51% that did not mature until 2027. The Company also had secured borrowings at June 30, 2010 of $775 thousand at 4.75% generated by the sale of SBA guaranteed loans with recourse for 90 days from the date of sale. These borrowings will mature in September 2010 when the related loan balances will be relieved and the deferred gains totaling $44 thousand will be recognized. The Company had no overnight federal funds purchased on June 30, 2010 or December 31, 2009.

OTHER FINANCIAL CONSIDERATIONS

Market Risk and Asset and Liability Management. Market risk is the potential of loss in a financial instrument arising from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices, and equity prices. As of June 30, 2010, the Company did not have any market risk sensitive instruments classified as held-to-maturity or acquired for trading purposes. The Company’s market risk arises primarily from interest rate risk inherent in its lending, investing, deposit taking and borrowing activities as yields on assets change in a different time period or to a different extent from that of interest costs on liabilities. Many other factors also affect the Company’s exposure to changes in interest rates, such as national, regional and local economic and financial conditions, financial market conditions, legislative and regulatory actions, competitive pressures, customer preferences including loan prepayments and/or early withdrawal of time deposits, and historical pricing relationships.

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

A key element in the process of managing market risk involves direct involvement by senior management and oversight by the Board of Directors as to the level of risk assumed by the Company in its balance sheet. The Board of Directors reviews and approves all risk management policies, including risk limits and guidelines and reviews quarterly the current position in relationship to those limits and guidelines. Daily oversight functions are delegated to the Asset Liability Management Committee (“ALCO”). The ALCO, consisting of senior business and finance officers, actively measures, monitors, controls and manages the interest rate risk exposure that can significantly impact the Company’s financial position and operating results. The ALCO sets liquidity targets based on the Company’s financial condition and existing and projected economic and market conditions. The Company attempts to structure its balance sheet to maximize net interest income and shareholder value while controlling its exposure to interest rate risk. Strategies might include selling or participating out loans held for sale, selling or purchasing investments available-for-sale, match funding new loans with FHLB of Boston advances or purchasing or selling brokered deposits through CDARS. The ALCO formulates strategies to manage interest rate risk by evaluating the impact on earnings and capital of such factors as current interest rate forecasts and economic indicators, potential changes in such forecasts and indicators, liquidity, competitive pressures and various business strategies. The ALCO’s methods for evaluating interest rate risk include an analysis of the Company’s interest rate sensitivity "gap", which provides a static analysis of the maturity and repricing characteristics of the Company’s entire balance sheet, and a simulation analysis, which calculates projected net interest income based on alternative balance sheet and interest rate scenarios, including "rate shock" scenarios involving immediate substantial increases or decreases in market rates of interest.

Members of the ALCO meet at least weekly to set loan and deposit rates, make investment decisions, monitor liquidity, evaluate the loan demand pipeline and review opportunities to sell residential loans into the secondary market. Deposit runoff is monitored daily and loan prepayments evaluated monthly. The Company historically has maintained a substantial portion of its loan portfolio on a variable-rate basis and plans to continue this Asset/Liability Management (ALM) strategy in the future. Portions of the variable-rate loan portfolio have interest rate floors and caps which are taken into account by the Company’s ALM modeling software to predict interest rate sensitivity, including prepayment risk. The utilization of interest rate floors on variable rate loans has become Company policy for loans originated since 2009 due to the historic low interest rate environment. As of June 30, 2010, $23.6 million, or 92.2%, of the investment portfolio was classified as available-for-sale and the modified duration was relatively short. The Company does not utilize any exotic derivative products or invest in any "high risk" instruments.

The Company’s interest rate sensitivity analysis (simulation) as of December 2009 for a flat rate environment (the prime rate at both December 31, 2009 and June 30, 2010 was 3.25%) projected the following for the six months ended June 30, 2010, compared to the actual results:

	June 30, 2010
	Projected	Actual	Percentage Difference
	(Dollars in thousands)
Net Interest Income	$9,277	$9,273	(0.04)%
Net Income	$2,384	$2,745	15.14%
Return on Assets	1.12%	1.25%	11.61%
Return on Equity	11.81%	13.27%	12.36%

Actual net income is higher than projected by $361 thousand due to higher than expected gain on sale of loans, which was projected at $148 thousand, while actual net gain for the six months ended June 30, 2010 was $426 thousand, the related recognition of net mortgage servicing rights which were $140 thousand higher than projected due to the sales of residential mortgage loans with servicing retained during the first six months of 2010, a positive variance of $180 thousand in other noninterest income categories, partially offset by a negative variance of $56 thousand in total noninterest expenses and a negative variance of $148 thousand in federal income tax expense.

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

The following table details the contract or notional amount of financial instruments that represent credit risk at the dates indicated:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Commitments to originate loans	$34,612	$16,677
Unused lines of credit	32,814	34,534
Standby letters of credit	1,621	2,438
Credit card arrangements	1,645	1,750
FHLB of Boston MPF credit enhancement obligation, net	86	86
Total	$70,778	$55,485

Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have a fixed expiration date or other termination clause and may require payment of a fee. Since many of the loan commitments are expected to expire without being drawn upon and not all credit lines will be utilized, the total commitment amounts do not necessarily represent future cash requirements. The large increase in commitments to originate loans at June 30, 2010 from December 31, 2009 is a result of the municipals’ and school districts’ fiscal cycle with $14.9 million committed to them on June 30, 2010 for the beginning of their fiscal year of July 1st.

The Company did not hold or issue derivative or hedging instruments during the quarter or six months ended June 30, 2010. The Company had a commitment at June 30, 2010 to sell, with 90 days of recourse, approximately $482 thousand in held for sale SBA guaranteed commercial real estate loans to the secondary market during July 2010.

The Company’s subsidiary bank is required (as are all banks) to maintain vault cash or a noninterest bearing reserve balance as established by Federal Reserve regulations. The Bank’s average total required reserve for the 14 day maintenance period including June 30, 2010 was $410 thousand and for December 31, 2009 was $307 thousand, both of which were satisfied by vault cash. The Company has also committed to maintain a noninterest bearing contracted clearing balance of $1.0 million at June 30, 2010 with the Federal Reserve Bank of Boston.

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

The Company prepares its interest rate sensitivity "gap" analysis by scheduling interest earning assets and interest bearing liabilities into periods based upon the next date on which such assets and liabilities could mature or reprice. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except that:

•

adjustable-rate loans, investment securities, variable-rate time deposits, FHLB of Boston advances and other secured borrowings are included in the period when they are first scheduled to adjust and not in the period in which they mature;

•

fixed-rate mortgage-related securities and residential loans reflect estimated prepayments, which were estimated based on analyses of broker estimates, the results of a prepayment model utilized by the Company, and empirical data;

•	other nonmortgage related fixed-rate loans reflect scheduled contractual amortization, with no estimated prepayments; and
•

NOW, money markets, and savings deposits, which do not have contractual maturities, reflect estimated levels of attrition, which are based on detailed studies by the Company of the sensitivity of each such category of deposit to changes in interest rates.

Management believes that these assumptions approximate actual experience and considers them reasonable. However, the interest rate sensitivity of the Company’s assets and liabilities in the tables could vary substantially if different assumptions were used, callable investment options were modeled, prepayment speeds changed or actual experience differs from the historical experience on which the assumptions are based.

The following table shows the Company's rate sensitivity analysis as of June 30, 2010:

	Cumulative repriced within
	3 Months or Less	4 to 12 Months	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
	(Dollars in thousands, by repricing date)
Interest sensitive assets:
Overnight deposits	$ 10,873	$ -	$ -	$ -	$ -	$ 10,873
Interest bearing deposits in banks	4,722	4,558	5,794	1,885	-	16,959
Investment securities held to maturity	-	-	-	-	2,000	2,000
Investment securities available-for-sale (1)(3)	1,769	1,609	4,402	1,367	14,358	23,505
FHLB Stock	-	-	-	-	1,922	1,922
Loans and loans held for sale (2)(3)	121,711	47,712	65,063	67,121	49,497	351,104
Total interest sensitive assets	$139,075	$53,879	$75,259	$ 70,373	$ 67,777	$406,363

Interest sensitive liabilities:
Time deposits	$ 33,640	$50,927	$29,293	$ 5,959	$ -	$119,819
Money markets	31,585	-	-	-	36,393	67,978
Regular savings	7,415	-	-	-	39,722	47,137
NOW accounts	29,256	-	-	-	37,136	66,392
Borrowed funds	983	640	8,841	1,751	13,339	25,554
Total interest sensitive liabilities	$102,879	$51,567	$38,134	$ 7,710	$126,590	$326,880

Net interest rate sensitivity gap	$ 36,196	$2,312	$37,125	$ 62,663	$ (58,813)	$ 79,483
Cumulative net interest rate sensitivity gap	$ 36,196	$38,508	$75,633	$138,296	$ 79,483
Cumulative net interest rate sensitivity gap as a percentage of total assets	8.5%	9.0%	17.7%	32.3%	18.6%
Cumulative net interest rate sensitivity gap as a percentage of total interest sensitive assets	8.9%	9.5%	18.6%	34.0%	19.6%
Cumulative net interest rate sensitivity gap as a percentage of total interest sensitive liabilities	11.1%	11.8%	23.1%	42.3%	24.3%

____________________

(1)

Investment securities available-for-sale exclude marketable equity securities and mutual funds with a fair value of $41 and $83 thousand, respectively, that may be sold by the Company at any time.

(2)

Balances shown include deferred unamortized loan costs of $194 thousand.

(3)

Estimated repayment assumptions considered in Asset/Liability model.

Simulation Analysis. In its simulation analysis, the Company uses computer software to simulate the estimated impact on net interest income under various interest rate scenarios, balance sheet trends, and strategies over a relatively short time horizon. These simulations incorporate assumptions about balance sheet dynamics such as loan and deposit growth, product pricing, prepayment speeds on mortgage related assets, principal maturities or calls on other financial instruments, and changes in funding mix.

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

The following chart reflects the cumulative results of the Company’s latest simulation shock analysis for the next twelve months on net interest income, net income, return on assets and return on equity. Shocks are intended to capture interest rate risk under extreme conditions by immediately shifting to the new level. The projection utilizes a proportional rate shock, of up 300 basis points and down 100 basis points from the June 30, 2010 prime rate of 3.25%. A 300 basis point shock is the highest internal slope monitored. This slope range was determined to be the most relevant during this economic cycle. It should be noted that given the low current prime rate and other key rates at June 30, 2010, the floor rates on various loan and deposit rates may have already been reached or be hit in a down 100 basis point environment which is handled by the simulation model. What the model cannot take into account is what rates the Company will be pressured to accept on loans or pay on deposits given the current competitive, low interest rate environment.

Interest Rate Sensitivity Analysis Matrix
12 Months Ending	Prime Rate	Net Interest Income	Change %	Net Income	Return on Assets %	Return on Equity %
(Dollars in thousands)
June 2011	6.25%	$23,133	21.0	$8,504	2.02	18.72
	3.25%	19,116	0.0	5,647	1.29	12.45
	2.25%	17,812	(6.8)	4,718	1.05	10.23

The resulting projected cumulative effect of each of these estimates on net interest income for the twelve month period ending June 30, 2011 are within approved ALCO guidelines for interest rate risks. The return on assets and equity in a down 100 basis point shock scenario are lower than Board guidelines. The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk under different rate scenarios.

Liquidity. Managing liquidity risk is essential to maintaining both depositor confidence and stability in earnings. Liquidity is a measurement of the Company’s ability to meet potential cash requirements, including ongoing commitments to fund deposit withdrawals, repay borrowings, fund investment and lending activities, and for other general business purposes. The Company’s principal sources of funds are deposits, amortization and prepayment of loans and securities, maturities of investment securities, interest bearing deposits and other short-term investments, sales of securities and loans available-for-sale, earnings and funds provided from operations. Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities, reduces the Company’s exposure to rollover risk on deposits and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments, draws on unused lines of credit and requests for new loans. The Company’s strategy is to fund assets, to the maximum extent possible, with core deposits that provide a sizable source of relatively stable and low-cost funds. For the quarter ended June 30, 2010, the Company’s ratio of average loans to average deposits dropped to 98.0% compared to the quarter ended June 30, 2009 of 99.2% as the Company’s deposit base continued to grow with the addition of two new full service branches in the third quarter of 2008, the continuing practice of selling qualified long-term, low-rate residential mortgages to the secondary market and the continuing uncertainty in the broader global financial markets.

In addition, as Union, the Company’s subsidiary, is a member of the FHLB of Boston, it had access to unused lines of credit up to $8.4 million at June 30, 2010 over and above the $24.8 million term advances already drawn on the lines, based on a FHLB of Boston estimate as of that date. With the purchase of required FHLB of Boston Class B common stock and evaluation by the FHLB of Boston of the underlying collateral available, that amount could rise to approximately $18.4 million. This line of credit can be used for either short-or-long-term liquidity or other needs. In addition to its borrowing arrangements with the FHLB of Boston, Union maintains pre-approved Federal Funds lines of credit totaling $10.5 million with upstream correspondent banks and access to the Federal Reserve discount window, which would require pledging of qualified assets. There was no balance outstanding on either federal funds purchase line or at the discount window at June 30, 2010.

Union is a member of CDARS which allows Union to provide higher FDIC deposit insurance to customers by exchanging deposits with other members and allows Union to purchase deposits from other members as another source of funding. There were no purchased deposits at either June 30, 2010 or December 31, 2009, although Union had exchanged $12.2 million and $13.6 million of deposits, respectively, with other CDARS members at those dates.

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

The Company’s management monitors current and projected cash flows and adjusts positions as necessary to maintain adequate levels of liquidity. Although approximately 70.6% of the Company’s time deposits will mature within twelve months, that level is the lowest level in each of the preceding fourteen quarters, which ranged from 78.4% to 87.8%. The deposit gathering activities of financial institutions generally have been affected by low interest rates which earlier in the recession made customers reluctant to lock in funds for longer terms but short term rates have dropped so low that we are starting to see customers extending out to receive a better rate. In the future, as interest rates rise, this may lead to early redemptions by customers which presents its own liquidity issue which will have to be managed. Since the federal funds rate has remained unchanged at a historic low during the last two and a half years, as customers’ time deposits matured, the rollover interest rate available to those customers is most often much lower than their previous deposit rate and therefore the cost of funding has been dropping. This phenomenon is happening throughout the banking industry and the Company is optimistic that it can continue to grow its customer deposit base through good customer service, new deposit products offered, competitive but prudent pricing strategy and the continued expansion of the branch network. Management believes that the introduction of more electronic options for deposit products and their off premise utilization through the internet will also assist in the growth of the deposit base. The relationships developed with local municipalities, businesses and retail customers and the variety of deposit products offered should, in management’s view, help to ensure that Union will retain a substantial portion of these deposits. Management will continue to offer a competitive but prudent pricing strategy to facilitate retention of such deposits.

A reduction in total deposits could be offset by purchases of federal funds, utilization of the Federal Reserve discount window, purchases of brokered deposits such as one-way CDARS deposits, short-or-long-term FHLB borrowings, or liquidation of investment securities available-for-sale or loans held for sale. Such steps could result in an increase in the Company’s cost of funds or a decrease in the yield earned on assets and therefore adversely impact the net interest spread and margin. Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. However, any projections of future cash needs and flows are subject to substantial uncertainty. Management continually evaluates opportunities to buy/sell securities available-for-sale and loans held for sale, participate loans, obtain credit facilities from lenders, or restructure debt for strategic reasons or to further strengthen the Company’s financial position.

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

The total dollar value of the Company’s stockholders’ equity at June 30, 2010 of $41.9 million was up $744 thousand from December 31, 2009 at $41.2 million, reflecting net income of $2.7 million for the first six months of 2010 and stock based compensation expense of $13 thousand, less cash dividends paid of $2.2 million, the purchase of 2,996 shares of treasury stock totaling $54 thousand, and a decrease of $271 thousand in accumulated other comprehensive loss.

Union Bankshares, Inc. has 7,500,000 shares of $2.00 par value common stock authorized. As of June 30, 2010, the Company had 4,921,786 shares issued, of which 4,458,212 were outstanding and 463,574 were held in treasury.

The Board of Directors previously authorized the repurchase of up to 100,000 shares of common stock, or approximately 2.2%, of the Company’s outstanding shares at the authorization date, for an aggregate repurchase cost not to exceed $2.15 million. Shares were repurchased in the open market or in negotiated transactions. The repurchase program ended during the first quarter of 2010 when the 100,000 share level was reached for a total cost of $2.0 million since the inception of the program. The Company repurchased 500 shares under this program, for a total cost of $9 thousand during the first quarter of 2010.

On May 20, 2010, Union Bankshares, Inc. announced the adoption of a limited stock repurchase program to authorize the repurchase of up to 2,500 shares of its common stock each calendar quarter in open market purchases or privately negotiated transactions, as management may deem advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase authorization expires on December 31, 2011. The Company repurchased 2,500 shares under this program, for a total cost of $45 thousand during the second quarter of 2010.

The Company has reserved 50,000 shares for issuance under the 2008 Incentive Stock Option Plan of Union Bankshares, Inc. and Subsidiary. The stock to be issued upon exercise of options granted under this Plan consists of authorized but unissued shares of the common stock and/or shares held in treasury. As of June 30, 2010 there were 10,000 employee incentive stock options outstanding under the 2008 Plan, including 6,000 options granted during the first quarter of 2010 which will become exercisable in January 2011. As of June 30, 2010 there was $12 thousand of unrecognized compensation cost related to nonvested stock options granted under the 2008 Plan. As of June 30, 2010, options for 7,500 shares granted under the Company’s previous incentive stock option plan were outstanding, vested and exercisable; however none of those options were “in the money”. There were no options exercised under either plan during the first six months of 2010.

Union Bankshares, Inc. and Union are subject to various regulatory capital requirements administered by the federal banking agencies. Management believes that as of June 30, 2010, that both companies met all capital adequacy requirements to which they are subject. As of June 30, 2010, the most recent calculation date, Union was categorized as well capitalized under the regulatory framework for prompt corrective action. The prompt corrective action capital category framework applies to FDIC insured depository institutions such as Union but does not apply directly to bank holding companies such as the Company. To be categorized as well capitalized, Union must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. As a bank holding company, the Company is subject to substantially similar capital adequacy requirements of the Federal Reserve Board. There are no conditions or events between June 30, 2010 and the date of this report that management believes have changed either company’s category.

Union’s and the Company’s actual capital amounts and ratios as of June 30, 2010, are presented in the following table:

	Actual		Minimums For Capital Requirements		Minimums To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk weighted assets
Union	$46,718	15.80%	$23,655	8.00%	$29,568	10.00%
Company	46,780	15.78%	23,716	8.00%	N/A	N/A
Tier I capital to risk weighted assets
Union	$43,207	14.61%	$11,829	4.00%	$17,744	6.00%
Company	43,269	14.59%	11,863	4.00%	N/A	N/A
Tier I capital to average assets
Union	$43,207	9.89%	$17,475	4.00%	$21,844	5.00%
Company	43,269	9.86%	17,553	4.00%	N/A	N/A

The Company remains focused on long-term growth and an above-average shareholder return, while maintaining a strong capital position. Management is aware of the particular importance in today’s uncertain economic environment of maintaining strong capital reserves and planning for future capital needs. A quarterly cash dividend of $0.25 per share was declared to shareholders of record July 31, 2010, payable August 12, 2010. Dividends for each of the previous four quarters were $0.25 per share.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Information called for by this item is incorporated by reference in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption OTHER FINANCIAL CONSIDERATIONS on pages 44-51.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2010. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 2010	-	$ -	-	-
May 2010	75	$18.51	75	2,425
June 2010	2,421	$18.00	2,421	-

(1)

All repurchases shown in the table were made pursuant to an informal stock repurchase program adopted May 19, 2010 under which the Company could repurchase up to 2,500 shares of it’s common stock each calendar quarter. Shares were repurchased in the open market or in privately negotiated transactions. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase authorization expires on December 31, 2011.

Item 6. Exhibits.

14.2

Code of Ethics (for all directors, officers and employees).

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

August 13, 2010	Union Bankshares, Inc.

/s/ Kenneth D. Gibbons
Kenneth D. Gibbons
Director, President and Chief Executive Officer

August 13, 2010	/s/ Marsha A. Mongeon
Marsha A. Mongeon
Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

14.2

Code of Ethics (for all directors, officers and employees).

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