Form 10-Q
period 2010-09-30
UNION BANKSHARES INC
filed 2010-11-12
CIK 706863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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
Yes [  ]      No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of

October 29, 2010:

Common Stock, $2 par value	4,455,704 shares

UNION BANKSHARES, INC.

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Part l Financial Information

  Item 1. Financial Statements

UNION BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2010	December 31, 2009
Assets	(Dollars in thousands)
Cash and due from banks	$ 4,799	$ 4,942
Federal funds sold and overnight deposits	23,755	17,190
Cash and cash equivalents	28,554	22,132

Interest bearing deposits in banks	15,172	22,975
Investment securities held-to-maturity (fair value $1,504 at 9/30/10)	1,500	-
Investment securities available-for-sale	21,414	24,649
Loans held for sale	3,653	9,262

Loans	362,311	348,827
Allowance for loan losses	(3,697)	(3,493)
Unamortized net loan costs	208	78
Net loans	358,822	345,412

Accrued interest receivable	1,450	1,634
Premises and equipment, net	7,824	7,613
Prepaid FDIC insurance assessment	1,360	1,804
Other real estate owned	1,091	886
Other assets	9,934	11,155

Total assets	$450,774	$447,522

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest bearing	$ 57,105	$ 60,129
Interest bearing	319,895	308,698
Total deposits	377,000	368,827
Borrowed funds	24,894	30,993
Liability for defined benefit pension plan	2,937	3,048
Accrued interest and other liabilities	3,449	3,474
Total liabilities	408,280	406,342

Commitments and Contingencies

Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,921,786 shares issued at September 30, 2010 and December 31, 2009	9,844	9,844
Paid-in capital	238	219
Retained earnings	37,355	36,494
Treasury stock at cost; 465,968 shares at September 30, 2010 and 460,578 shares at December 31, 2009	(3,821)	(3,724)
Accumulated other comprehensive loss	(1,122)	(1,653)
Total stockholders' equity	42,494	41,180

Total liabilities and stockholders' equity	$450,774	$447,522

See accompanying notes to unaudited interim consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands except per share data)
Interest income
Interest and fees on loans	$5,375	$5,477	$15,973	$16,293
Interest on debt securities
Taxable	176	173	556	630
Tax exempt	74	72	221	227
Dividends	1	-	1	1
Interest on federal funds sold and overnight deposits	7	11	15	16
Interest on interest bearing deposits in banks	95	115	327	344
Total interest income	5,728	5,848	17,093	17,511
Interest expense
Interest on deposits	740	985	2,269	3,236
Interest on borrowed funds	290	292	853	887
Total interest expense	1,030	1,277	3,122	4,123

Net interest income	4,698	4,571	13,971	13,388

Provision for loan losses	200	75	380	245
Net interest income after provision for loan losses	4,498	4,496	13,591	13,143

Noninterest income
Trust income	126	96	343	278
Service fees	1,020	924	3,004	2,690
Net gains on sales of investment securities available-for-sale	-	30	-	74
Net gains on sales of loans held for sale	403	314	829	800
Other income	76	145	248	290
Total noninterest income	1,625	1,509	4,424	4,132

Noninterest expenses
Salaries and wages	1,682	1,563	4,839	4,542
Pension and employee benefits	699	760	2,133	2,175
Occupancy expense, net	225	224	701	741
Equipment expense	279	265	771	845
FDIC insurance assessment	114	101	372	566
Other expenses	1,207	1,221	3,703	3,411
Total noninterest expenses	4,206	4,134	12,519	12,280

Income before provision for income taxes	1,917	1,871	5,496	4,995

Provision for income taxes	457	426	1,291	1,048

Net income	$1,460	$1,445	$4,205	$3,947

Earnings per common share	$0.33	$0.32	$0.94	$0.88

Weighted average number of common shares outstanding	4,456,281	4,464,056	4,459,020	4,468,533

Dividends per common share	$0.25	$0.25	$0.75	$0.78

See accompanying notes to unaudited interim consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Nine Months Ended September 30, 2010 and 2009

(Unaudited)

	Common stock					Accumulated
	Shares, net of treasury	Amount	Paid-in capital	Retained earnings	Treasury stock	other comprehensive loss	Total stockholders’ equity
	(Dollars in thousands)

Balances, December 31, 2009	4,461,208	$9,844	$219	$36,494	$(3,724)	$(1,653)	$41,180
Comprehensive income:
Net income	-	-	-	4,205	-	-	4,205
Other comprehensive income, net of tax:
Change in net unrealized gain on investment securities available-for-sale, net of reclassification adjustment and tax effects	-	-	-	-	-	458	458
Change in net unrealized loss on unfunded defined benefit plan liability, net of reclassification adjustment and tax effects	-	-	-	-	-	73	73
Total other comprehensive income						531
Total comprehensive income							4,736
Cash dividends declared ($0.75 per share)	-	-	-	(3,344)	-	-	(3,344)
Stock based compensation expense	-	-	19	-	-	-	19
Purchase of treasury stock	(5,390)	-	-	-	(97)	-	(97)
Balances, September 30, 2010	4,455,818	$9,844	$238	$37,355	$(3,821)	$(1,122)	$42,494

Balances, December 31, 2008	4,474,598	$9,844	$207	$35,869	$(3,500)	$(3,270)	$39,150
Comprehensive income:
Net income	-	-	-	3,947	-	-	3,947
Other comprehensive income, net of tax:
Change in net unrealized gain (loss) on investment securities available-for-sale, net of reclassification adjustment and tax effects	-	-	-	-	-	673	673
Change in net unrealized loss on unfunded defined benefit plan liability, net of reclassification adjustment and tax effects	-	-	-	-	-	167	167
Total other comprehensive income						840
Total comprehensive income							4,787
Cash dividends declared ($0.78 per share)	-	-	-	(3,486)	-	-	(3,486)
Stock based compensation expense	-	-	9	-	-	-	9
Purchase of treasury stock	(12,570)	-	-	-	(210)	-	(210)
Balances, September 30, 2009	4,462,028	$9,844	$216	$36,330	$(3,710)	$(2,430)	$40,250

See accompanying notes to unaudited interim consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income	$ 4,205	$ 3,947
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	485	557
Provision for loan losses	380	245
Deferred income tax provision (benefit)	162	(327)
Net amortization of investment securities	11	10
Net gains on sales of investment securities available-for-sale	-	(74)
Equity in losses of limited partnerships	319	319
Stock based compensation expense	19	9
Net increase in unamortized loan costs	(130)	(156)
Proceeds from sales of loans held for sale	40,392	54,445
Origination of loans held for sale	(33,954)	(56,854)
Net gains on sales of loans held for sale	(829)	(800)
Net losses on disposals of premises and equipment	6	17
Net gains on sales of repossessed property	(2)	(2)
Write-down of impaired assets	9	76
Net (gains) losses on sales of other real estate owned	(9)	10
Decrease in accrued interest receivable	184	404
Decrease (increase) in other assets	910	(55)
Contribution to defined benefit pension plan	(454)	(1,178)
Increase in other liabilities	608	753
Net cash provided by operating activities	12,312	1,346

Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	15,859	13,539
Purchases	(8,056)	(19,430)
Investment securities held-to-maturity
Proceeds from maturities, calls and paydowns	500	-
Purchases	(2,000)	-
Investment securities available-for-sale
Proceeds from sales	-	4,128
Proceeds from maturities, calls and paydowns	10,222	4,077
Purchases	(6,304)	(3,253)
Net (increase) decrease in loans	(14,320)	4,259
Recoveries of loans charged off	43	49
Purchases of premises and equipment	(702)	(619)
Investments in limited partnerships	(179)	-
Proceeds from sales of other real estate owned	394	178
Proceeds from sales of repossessed property	20	26
Net cash (used in) provided by investing activities	(4,523)	2,954

	Nine Months Ended September 30,
	2010	2009
	(Dollars in thousands)
Cash Flows From Financing Activities
Repayment of long-term debt	(980)	(1,659)
Net decrease in short-term borrowings outstanding	(5,119)	-
Net decrease in noninterest bearing deposits	(3,024)	(2,195)
Net increase in interest bearing deposits	11,197	7,269
Purchase of treasury stock	(97)	(210)
Dividends paid	(3,344)	(3,486)
Net cash used in financing activities	(1,367)	(281)

Net increase in cash and cash equivalents	6,422	4,019

Cash and cash equivalents
Beginning of period	22,132	26,330

End of period	$28,554	$30,349

Supplemental Disclosures of Cash Flow Information
Interest paid	$ 3,352	$ 4,384

Income taxes paid	$ 1,305	$ 945

Supplemental Schedule of Noncash Investing and Financing Activities
Other real estate acquired in settlement of loans	$ 914	$ 682

Other assets acquired in settlement of loans	$ 19	$ 21

Loans originated to finance the sale of other real estate owned	$ 320	$ 501

See accompanying notes to unaudited interim consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Union Bankshares, Inc. (the Company) as of September 30, 2010 and 2009, and for the three and nine months then ended have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information, general practices within the banking industry, and the accounting policies described in the Company’s Annual Report to Shareholders and Annual Report on Form 10-K/A for the year ended December 31, 2009. In the opinion of Company’s management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein, have been made. This information should be read in conjunction with the Company’s 2009 Annual Report to Shareholders and 2009 Annual Report on Form 10-K/A. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2010, or any other interim period.

Certain amounts in the 2009 unaudited interim consolidated financial statements have been reclassified to conform to the 2010 presentation.

Note 2. Commitments and Contingencies

In the normal course of business, the Company is involved in various legal and other proceedings. In the opinion of management, any liability resulting from such proceedings is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

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

In July 2010, the FASB issued an ASU, Receivables- Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures will be required on a disaggregated basis- portfolio segment and class of financing receivable. The new disclosures will require an entity to provide credit quality indicators of financing receivables at the end of the reporting period by class, the aging of past due financing receivables at the end of the reporting period by class, the nature and extent of troubled debt restructurings that occurred during the period by class and their effect on the allowance for loan losses, the nature and extent of financing receivables modified as troubled debt restructurings within the previous twelve months that defaulted during the reporting period by class and their effect on the allowance for credit losses, and significant purchases and sales of financing receivables during the reporting period disaggregated by portfolio segment. The ASU also requires existing disclosures be amended for an entity to provide disclosures about its financing receivables on a disaggregated basis including a rollforward schedule of allowance for credit losses for the reporting period on a portfolio segment basis with the ending balance further disaggregated on the basis of the impairment method and the related recorded investment in financing receivables as well as the nonaccrual and/or impairment status of financing receivables by class. The new and amended disclosures for public entities as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in this ASU encourage, but do not require, comparative disclosures for earlier reporting periods. Other than requiring additional disclosures, the Company does not anticipate the adoption of this ASU will have a material impact on the Company’s consolidated financial statements.

Note 5. Investment Securities

Investment securities as of the balance sheet dates consisted of the following:

September 30, 2010:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$ 1,277	$ 14	$ (2)	$ 1,289
Mortgage-backed	4,441	102	(5)	4,538
State and political subdivisions	8,596	550	-	9,146
Corporate	5,725	583	-	6,308
Total debt securities	20,039	1,249	(7)	21,281
Marketable equity securities	50	1	(5)	46
Mutual funds	87	-	-	87
Total	$20,176	$1,250	$(12)	$21,414

Held-to-maturity
U.S. Government-sponsored enterprises	$ 1,500	$ 4	$ -	$ 1,504

December 31, 2009:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$ 4,499	$ 3	$(48)	$ 4,454
Mortgage-backed	4,750	112	(2)	4,860
State and political subdivisions	7,548	166	(28)	7,686
Corporate	7,176	349	(2)	7,523
Total debt securities	23,973	630	(80)	24,523
Marketable equity securities	50	-	(6)	44
Mutual funds	82	-	-	82
Total	$24,105	$630	$(86)	$24,649

There were no sales of securities available-for-sale for the nine months ended September 30, 2010. Proceeds from the sale of securities available-for-sale for the nine months ended September 30, 2009 were $4.1 million. Gross realized gains from sales of investments available-for-sale were $74 thousand for the nine months ended September 30, 2009 with no gross realized losses. The specific identification method is used to determine realized gains and losses on sales of available-for-sale securities.

The amortized cost and estimated fair value of debt securities (dollars in thousands) by contractual scheduled maturity as of September 30, 2010 were as follows:

	Amortized Cost	Fair Value
Available-for-sale
Due in one year or less	$ 476	$ 490
Due from one to five years	3,583	3,803
Due from five to ten years	5,406	5,957
Due after ten years	6,133	6,493
	15,598	16,743
Mortgage-backed securities	4,441	4,538
Total debt securities	$20,039	$21,281

Held-to-maturity
Due from five to ten years	$ 1,500	$ 1,504

Actual maturities may differ for certain debt securities that may be called by the issuer prior to the contractual maturity. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be prepaid, usually without any penalties. Therefore, these mortgage-backed securities are shown separately and not included in the maturity categories in the above maturity summary.

The fair values (dollars in thousands) of investment securities available-for-sale with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position were as follows:

September 30, 2010:	Less Than 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities:
U.S.Government-sponsored enterprises	$ 775	$(2)	$ -	$ -	$ 775	$(2)
Mortgage-backed	1,348	(5)	-	-	1,348	(5)
Total debt securities	2,123	(7)	-	-	2,123	(7)
Marketable equity securities	-	-	9	(5)	9	(5)
Total	$2,123	$(7)	$9	$(5)	$2,132	$(12)

December 31, 2009:	Less Than 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities:
U.S. Government-sponsored enterprises	$3,951	$(48)	$ -	$ -	$3,951	$(48)
Mortgage-backed	546	-	160	(2)	706	(2)
State and political subdivisions	1,120	(11)	276	(17)	1,396	(28)
Corporate	498	(2)	-	-	498	(2)
Total debt securities	6,115	(61)	436	(19)	6,551	(80)
Marketable equity securities	35	(1)	9	(5)	44	(6)
Total	$6,150	$(62)	$445	$(24)	$6,595	$(86)

The Company evaluates all investment securities on a quarterly basis, and more frequently when economic conditions warrant, determining if an other-than-temporary impairment exists. A debt security is considered impaired if the fair value is lower than its amortized cost basis at the report date. If impaired, management then assesses whether the impairment is other-than-temporary.

Authoritative guidance provides that an unrealized loss on a debt security is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security. The credit loss component of an other-than-temporary impairment write-down is recorded, net of tax effect, through net income as a component of net other-than-temporary impairment losses in the consolidated statement of income, while the remaining portion of the impairment loss is recognized in other comprehensive income (loss) reflected in stockholders’ equity in the balance sheet, provided the Company does not intend to sell the underlying debt security and it is “more likely than not” that the Company will not have to sell the debt security prior to recovery.

Management considers the following factors in determining whether an other-than-temporary impairment exists and the period over which the debt security is expected to recover:

•	The length of time, and extent to which, the fair value has been less than the amortized cost;
•	Adverse conditions specifically related to the security, industry, or geographic area;
•	The historical and implied volatility of the fair value of the security;
•	The payment structure of the debt security and the likelihood of the issuer being able to make payments that may increase in the future;
•	Failure of the issuer of the security to make scheduled interest or principal payments;
•	Any changes to the rating of the security by a rating agency;
•	Recoveries or additional declines in fair value subsequent to the balance sheet date; and
•	The nature of the issuer, including whether it is a private company, public entity or government-sponsored enterprise, and the existence or likelihood of any government or third party guaranty.

At September 30, 2010, available-for-sale securities, consisting of two U.S. Government-sponsored enterprises, one agency collateralized mortgage obligation, one agency mortgage-backed security and one marketable equity security had unrealized losses of $12 thousand. Only the one marketable equity security has had an unrealized loss of greater than twelve months and the Company has the ability to hold such security for the foreseeable future. No declines were deemed by management to be other-than-temporary at September 30, 2010.

Investment securities with a carrying amount of $1.7 million and $3.6 million at September 30, 2010 and December 31, 2009, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

Note 6. Defined Benefit Pension Plan

Union Bank, the Company’s sole subsidiary, sponsors a noncontributory defined benefit pension plan covering all eligible employees. The plan provides defined benefits based on years of service and final average salary.

Net periodic pension benefit cost for the three and nine months ended September 30 consisted of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Service cost	$144	$144	$433	$433
Interest cost on projected benefit obligation	193	180	579	540
Expected return on plan assets	(182)	(133)	(547)	(400)
Amortization of prior service cost	1	2	4	5
Amortization of net loss	36	79	107	237
Net periodic benefit cost	$192	$272	$576	$815

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

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Net unrealized gain on investment securities available-for-sale	$ 817	$ 359
Defined benefit pension plan:
Net unrealized actuarial loss	(1,927)	(1,997)
Net unrealized prior service cost	(12)	(15)
Total	$(1,122)	$(1,653)

The following comprised total comprehensive income for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Net income	$1,460	$1,445	$4,205	$3,947
Investment securities available-for-sale:
Net unrealized holding gains on investment securities available-for-sale, net of tax	236	449	458	722
Reclassification adjustment for net gains on investment securities available-for-sale realized in net income, net of tax	-	(20)	-	(49)
Total	236	429	458	673
Defined benefit pension plan:
Reclassification adjustment for amortization of net actuarial loss realized in net income, net of tax	23	55	70	164
Reclassification adjustment for amortization of prior service cost realized in net income, net of tax	1	1	3	3
Total	24	56	73	167
Total other comprehensive income	260	485	531	840
Total comprehensive income	$1,720	$1,930	$4,736	$4,787

Note 8: Fair Value Measurements and Disclosures

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

Assets measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
September 30, 2010:
Investment securities available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$ 1,289	$ -	$ 1,289	$ -
Mortgage-backed	4,538	-	4,538	-
State and political subdivisions	9,146	-	9,146	-
Corporate	6,308	4,114	2,194	-
Total debt securities	21,281	4,114	17,167	-
Marketable equity securities	46	46	-	-
Mutual funds	87	87	-	-
Total	$21,414	$4,247	$17,167	$ -

December 31, 2009:
Investment securities available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$ 4,454	$ -	$ 4,454	$ -
Mortgage-backed	4,860	-	4,860	-
State and political subdivisions	7,686	-	7,686	-
Corporate	7,523	5,279	2,244	-
Total debt securities	24,523	5,279	19,244	-
Marketable equity securities	44	44	-	-
Mutual funds	82	82	-	-
Total	$24,649	$5,405	$19,244	$ -

There were no significant transfers in or out of Levels 1 and 2 for the quarter or nine months ended September 30, 2010. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis such as investment securities held-to-maturity, other real estate owned, impaired loans and mortgage servicing rights were not significant at

September 30, 2010 or December 31, 2009. The Company has not elected to apply the fair value option to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.

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

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets	(Dollars in thousands)
Cash and cash equivalents	$ 28,554	$ 28,554	$ 22,132	$ 22,132
Interest bearing deposits in banks	15,172	15,438	22,975	23,346
Investment securities held-to-maturity	1,500	1,504	-	-
Investment securities available-for-sale	21,414	21,414	24,649	24,649
Loans and loans held for sale, net	362,475	357,321	354,674	346,797
Accrued interest receivable	1,450	1,450	1,634	1,634
FHLB of Boston stock	1,922	1,922	1,922	1,922
Financial liabilities
Deposits	$377,000	$377,528	$368,827	$369,500
Borrowed funds	24,894	28,484	30,993	35,584
Accrued interest payable	326	326	556	556

The carrying amounts in the preceding table are included in the balance sheet under the applicable captions.

Note 9. Subsequent Events

Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with GAAP. Events occurring subsequent to September 30, 2010 have been evaluated as to their potential impact to the consolidated financial statements.

On October 20, 2010, Union Bankshares, Inc. declared a $0.25 per share regular quarterly cash dividend payable November 10, 2010 to stockholders of record on October 30, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis by management focuses on those factors that had a material effect on the financial position of Union Bankshares, Inc. (the Company) as of September 30, 2010 and December 31, 2009, and its results of operations for the three and nine months ended September 30, 2010 and 2009. This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009. In the opinion of the Company’s management, the interim unaudited data reflects all adjustments, consisting only of normal recurring adjustments, and disclosures necessary to fairly present the Company’s consolidated financial position and results of operations for the interim periods presented. Management is not aware of the occurrence of any events after September 30, 2010 which would materially affect the information presented.

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

Forward-looking statements reflect management’s current expectations and are subject to uncertainties, both general and specific, and risk exists that actual results will differ from those predictions, forecasts, projections and other estimates contained in forward-looking statements. These risks cannot be readily quantified. When management uses any of the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “seeks,” “estimates,” “may,” “could,” “would,” “should,” or similar expressions, they are making forward–looking statements. Many possible events or factors, including those beyond the control of management, could affect the future financial results and performance of the Company and could cause results or performance to differ materially from those expressed in forward-looking statements. Management has discussed some of the more likely factors that might affect forward-looking statements in this report on Form 10-Q. Those factors include the following:

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

•	regulatory limitations placed on income producing methods including the limiting of debit and credit card interchange fees and restricting of asset sales;

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
•

further modification of the federal Transaction Account Guaranty Program (TAG program) providing unlimited deposit insurance for two years beginning January 1, 2011 which becomes mandatory for all banks and will no longer cover any interest bearing transaction accounts;

•	changes to the Company’s and/ or the financial market operations resulting from the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act or the Act);
•	adverse changes in the local real estate market, which negatively impact collateral values and the Company’s ability to recoup loan losses through disposition of real estate collateral;
•	changes in monetary, regulatory or tax policy that could affect consumer behavior;
•	continuing economic instability, including high unemployment rates, higher taxation and resolution of entitlement programs; and
•	changes in state foreclosure policies or procedures, which may result in delays in lien enforcement and additional cost.

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

RECENT DEVELOPMENTS

In June 2010, The U.S. Banker magazine ranked Union Bankshares, Inc. number 41 based on 3 year return on average equity (ROAE), from a list including all U.S. banks and thrifts listed on major exchanges, pink sheets and stock trading bulletin boards or who filed with the SEC and had under $2 billion in assets. The Company had an ROAE of 13.07% and a 2009 ROAE of 13.29%. The Company has been ranked by the U.S. Banker Magazine in the top 125 or better for each of the last five years.

The U.S. and global economies have experienced significant stress and disruptions in the financial sector over the last three years but certain segments are showing signs of stabilization or recovery. Interest rates remain at historic lows, bank failures are higher than they have been in over 15 years, the FDIC collected three years of prepaid assessments from the remaining banks and the amount of government dollars pumped into the financial system is unprecedented. Dramatic slowdowns in the housing industry with falling home prices, continuing foreclosures and the high unemployment rate have resulted in significant problems for some financial institutions, including government-sponsored entities and investment banks. These problems have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Economic instability progressed to many other business and government sectors and has affected the majority of consumers as well. Tough decisions face our elected representatives and local municipal governments as the recession continues and they face how to recover from the growing deficit situation without making the current recession worse. Resolution of the future of taxation, housing finance programs and entitlement programs including healthcare and government spending will affect all consumers and businesses including Union Bankshares, Inc. and its subsidiary, Union Bank (Union).

Despite the volatile economy, Vermont continues to have the lowest residential foreclosure rate in the country with 143 foreclosures in 2009, but the pace of foreclosures did increase 4.4% in 2009 from 2008. Also, as northern New England had not experienced the dramatic run up in housing prices, likewise, we have not seen the values drop as far as other parts of the country. New England has also not seen unemployment rates as high as some parts of the country (national average for September 2010 was 9.6%) with Vermont’s rate dropping to 5.8% for September 2010 from 6.6% in September 2009.

In response to the financial crisis affecting the banking and financial markets, many new laws, regulations and programs have been adopted or proposed. The Company’s 2009 annual report on Form 10-K/A discussed those that management believed would have a known impact on the Company or its operations. The discussion below mentions those government actions or initiatives that have changed or been added or whose financial impact on the Company is not yet known.

The Dodd-Frank Act, signed into law in July 2010, represents a dramatic rewrite of the rules governing all financial service providers and products and will usher in a new era of regulation. The Act has some key reform provisions that will level the playing field for community banks in some areas including: asset-based deposit insurance assessments, resolution of “too-big-to fail” institutions, regulation on nonbank competitors and others as discussed below. It will also mean numerous new regulations to be adopted by the regulators and implemented by the financial services industry. The Dodd-Frank Act requires more than 60 studies be conducted and more than 200 regulations be written over the next couple of years, resulting in years of uncertainty for banks and other affected entities. The Act’s impact will not only be felt by the banking industry but by consumers and businesses that rely on banks everyday to meet their financial needs. Also, many of the new rules require international cooperation and consistency with international standards, further complicating and likely delaying the regulatory implementation process.

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

The increase in the FDIC insurance coverage limits to $250,000 per depositor per ownership category at each insured financial institution has been made permanent retroactive to January 1, 2008 which will have a negative effect on the FDIC insurance reserve in light of the thirteen financial institutions that failed between January 1, 2008 and October 3, 2008.

The temporary opt-in 100% guaranty on deposits in noninterest bearing transaction deposit accounts under the FDIC TAG Program which was scheduled to expire on June 30, 2010 for participating financial institutions continues until December 31, 2010 at a cost of 15 basis points per annum. The definition of noninterest bearing transaction deposit account changed on July 1, 2010 to qualifying deposit accounts paying a rate of 0.25% or less from its earlier definition of 0.50%. Under the Dodd-Frank Act, the coverage is being extended to all banks for 2011 and 2012 but will only apply to demand deposit accounts where no interest is paid. The coverage will no longer be a special program but a part of the regular FDIC insurance coverage. The cost for this coverage has not yet been determined. The Dodd-

Frank Act removes the prohibition on payment of interest on demand deposit accounts as of July 21, 2011 but only accounts that pay no interest will be 100% insured.

The Dodd-Frank Act will also change the formula under which banks pay for FDIC insurance coverage from a quarterly assessment based on covered deposits at each quarter end to total average assets less average tangible equity. An effective date for this change has not yet been determined but management believes this change will lower future FDIC assessment costs for the Company once implemented. On the other hand, the Act also increases the FDIC’s minimum reserve ratio from 1.15% to not less than 1.35% of the estimated insured deposits or the new assessment base by 2020. This change could mean increased assessments in the future; however, the Dodd-Frank Act does require the FDIC to mitigate the effect of the increase in the reserve ratio on financial institutions, such as the Company, that are under $10 billion in assets. The Act also requires the FDIC to evaluate the definitions of core deposits and brokered deposits and their impact on the economy and the banking sector, as well as any potential impact from redefining core deposits.

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

The Act also will provide shareholders with a nonbinding say on pay and certain corporate affairs for publicly held companies. Smaller reporting companies, such as the Company, will be subject to a scaled-down version of these requirements. These changes will have to be aligned with the recently published guidance issued by the federal banking regulators in June 2010 which discusses better emerging practices related to incentive compensation operating models, including governance structures, identification and assessment of covered employees, quarterly and annual review processes, and the interface with the institution’s enterprise risk management program, as well as with SEC regulations yet to be fully developed.

The FASB has also issued a number of new accounting proposals which are currently out for comment that would have an impact on the Company’s financial statements and/or footnote disclosures in the future if adopted. These proposals include a new statement of comprehensive income which would incorporate a continuous statement of financial performance pulling together information that is currently detailed in various financial statements and footnotes. A proposed clarification to accounting for troubled debt restructurings by creditors would assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment and for disclosure of troubled debt restructurings.

A new fair value measurements and disclosures proposal by FASB would require companies to use “mark-to-market” values for reporting financial instruments on their balance sheets. This means that under the proposal, all loans and debt securities would be recorded at fair value, as would most financial liabilities, including deposits. This proposal will distort the carrying values on the balance sheet and subject capital to volatility that is not reflective of a Company’s financial position or the cash flows expected to be generated. The proposal includes the addition of unfunded loan commitments to the balance sheet as an asset and a liability which would change the fundamental nature of the balance sheet and make historical ratio calculations meaningless. The requirement included in the proposal to measure loan loss reserves on a forward-looking “expected loss” vs. “incurred loss” and to add a component for debt securities held for long-term investment would further inhibit investment in the corporate sector and has the potential to create more volatile earnings. The proposal to record interest income on an after-impairment basis as opposed to based on contractual terms would make the accounting more confusing and subject otherwise firm data to the volatility that comes from the subjective provisioning process.

The SEC has proposed amendments to enhance the disclosure that registrants provide about short-term borrowings. Specifically, the proposals would require a registrant to provide a comprehensive explanation of its short-term borrowings, including both quantitative and qualitative information, including particularly whether these borrowings vary materially during reporting periods compared to amounts reported at period-end. In addition, the SEC issued two releases in August 2010 soliciting public comment regarding the impact on investors and issuers of incorporating International Financial Reporting Standards (IFRS) into the U.S. financial reporting system (GAAP).

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

Prior to the enactment of the Dodd-Frank Act and as a result of the weakness of certain financial institutions, the FDIC took action that has resulted in increased future FDIC insurance assessments for United States FDIC-insured financial institutions, including Union. Banks were required to prepay an estimated three year assessment to the FDIC on December 30, 2009, which resulted in the Company recording a $1.8 million nonearning asset at December 31, 2009 which is being amortized over that three year period as the actual expense is recognized monthly. As of September 30, 2010, the remaining nonearning asset was $1.4 million. The FDIC also previously announced that it would increase its current assessment rate by three basis points effective January 1, 2011, but this proposed increase was reversed in October 2010.

On November 9, 2010, the FDIC issued a proposed rule that would change the deposit insurance assessment base from a depository institution’s adjusted domestic deposits to its average consolidated total assets minus average tangible equity, which is defined under the proposal as Tier 1 Capital. The new base is larger than the current base and could result in a decrease in assessment rates of between 2.5 and 9 basis points for financial institutions, like the Company, that are classified in the lowest risk category. The proposed rule is expected to become effective for the second quarter of 2011. Management will evaluate the impact of the proposal on the Company, which it expects will result in a reduction in its deposit insurance assessment costs, when sample calculators become available. Based on the current FDIC insurance premium schedule in effect for 2010, we anticipate our assessment expense to be $455 thousand for 2010, of which $372 thousand was expensed during the first nine months of 2010, compared to $566 thousand for the first nine months of 2009, which included a $191 thousand special emergency assessment. Our estimate of 2010 FDIC assessment expense could be affected if another special assessment is levied, additional rate increases are imposed during 2010, or deposit levels differ significantly from our forecast.

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

The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements. Adequacy of the allowance for loan losses is determined quarterly using a consistent, systematic methodology, which analyzes the risk inherent in the loan portfolio. In addition to evaluating the collectability of specific loans when determining the adequacy of the allowance, management also takes into consideration other qualitative factors such as changes in the mix and size of the loan portfolio, historical loss experience, the amount of delinquencies and loans adversely classified, industry trends, and the impact of the local and regional economy on the Company’s borrowers. Changes in these qualitative factors may cause management’s estimate of the adequacy of the allowance for loan losses to increase or decrease and result in adjustments to the Company’s provision for loan losses in future periods. For additional information see FINANCIAL CONDITION- Allowance for Loan Losses below.

Given the disruptions in the financial markets over the last three years, the decision to recognize other-than-temporary impairment on investment securities has become more difficult as complete information is not always available and market conditions and other relevant factors are subject to rapid changes. The other-than-temporary impairment decision is a critical accounting policy for the Company. Accounting guidance requires companies to perform periodic reviews of individual securities in their investment portfolios to determine whether a decline in the value of a security is other-than-temporary. A review of other-than-temporary impairment requires companies to make certain judgments regarding the cause and materiality of the decline, its effect on the financial statements and the probability, extent and timing of a valuation recovery, the company’s intent and ability to continue to hold the security, and, with respect to debt securities, the likelihood that the company will have to sell the security before its value recovers. Pursuant to these requirements, management assesses valuation declines to determine the extent to which such changes are attributable to (1) fundamental factors specific to the issuer, such as the nature of the issuer and its financial condition, business prospects or other factors or (2) market-related factors, such as interest rate changes or equity market declines. Declines in the fair value of securities below their cost that are deemed by management to be other-than-temporary are (1) if equity securities, recorded in earnings as realized losses and (2) if debt securities, recorded in earnings as realized losses to the extent they are deemed credit losses, with noncredit losses recorded in Other comprehensive income (loss). Once an other-than-temporary loss on a debt or equity security is realized, subsequent gains in the value of the security may not be recognized in income until the security is sold.

The Company’s defined benefit pension obligations and net periodic benefit cost are actuarially determined based on the following assumptions: discount rate, current and estimated future return on plan assets, wage base rate, anticipated mortality rates, Consumer Price Index, and rate of increase in compensation levels. The determination of the pension benefit obligations and net periodic benefit cost is a critical accounting estimate as it requires the use of estimates and judgments related to the amount and timing of expected future cash outflows for benefit payments and cash inflows for maturities and returns on plan assets as well as Company contributions. Changes in estimates, assumptions and actual results could have a material impact to the Company’s financial condition and/or results of operations.

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

OVERVIEW

The Company’s net income was $1.46 million for the quarter ended September 30, 2010 compared to $1.45 million for the quarter ended September 30, 2009, an increase of $15 thousand, or 1.0%. These results reflected an increase in net interest income of $127 thousand, or 2.8%, and an increase of $116 thousand, or 7.7%, in noninterest income, which was partially offset by an increase of $72 thousand, or 1.7%, in noninterest expenses, an increase of $125 thousand, or 166.7%, in the provision for loan losses and a $31 thousand, or 7.3%, increase in the provision for income taxes.

The Company continued to face a challenging low interest rate environment as the prime rate has remained unchanged at 3.25% for the last 21 months. Total interest income decreased by $120 thousand, or 2.1%, to $5.7 million in the third quarter of 2010 versus total interest income of $5.8 million in the third quarter of 2009, but that decrease was more than offset by the decrease in interest expense from $1.3 million in 2009 to $1.0 million in 2010, a decrease of $247 thousand, or 19.3%, between periods. The result of the changes in interest income and interest expense was that net interest income for the third quarter of 2010 was $4.7 million, up $127 thousand, or 2.8%, from the third quarter of 2009 of $4.6 million. The increase in net interest income was mainly attributable to the decrease in interest paid on time deposits, which mitigated the decrease in interest earned on interest-earning assets. During the third quarter of 2010, the Company’s net interest margin increased 16 basis points to 4.66%, from 4.50% for the third quarter of 2009. The Company’s net interest spread increased 21 basis points to 4.43% for the third quarter of 2010, compared to 4.22% for the same period last year. Further drops in the prime rate and/or increases in competitors’ deposit or market borrowing rates could be problematic as individual instruments continue to reprice.

The increase in noninterest income was partially due to the increase of $89 thousand in net gains on sales of loans held for sale from $314 thousand for the quarter ended September 30, 2009 to $403 thousand for the quarter ended September 30, 2010, despite the fact that the volume of loans sold to the secondary market decreased from $24.9 million in the third quarter of 2009 to $15.0 million in the third quarter of 2010. There was also an increase of $96 thousand, or 10.5%, in service fee income, which was mainly due to the increase in debit card and ATM income as well as an increase in loan servicing fees and merchant program income.

Salaries and wages were higher by $120 thousand, or 7.7%, for the third quarter of 2010 compared to the same period last year. Pension and employee benefits were down $61 thousand, or 8.0%. All other noninterest expenses combined were up $14 thousand, or 0.8%.

The Company’s effective tax rate rose to 23.8% for the three months ended September 30, 2010 from 22.8% for the same period in 2009, as taxable income increased, tax exempt income decreased slightly and federal tax credits recognized in the third quarter of 2010 were $15 thousand less than in the third quarter of 2009.

The Company’s total assets increased from $447.5 million at December 31, 2009, to $450.8 million at September 30, 2010, an increase of $3.3 million, or 0.7%. Deposits increased from $368.8 million at December 31, 2009 to $377 million at September 30, 2010, an increase of $8.2 million, or 2.2%. Borrowed funds decreased from $31.0 million at December 31, 2009 to $24.9 million at September 30, 2010, a decrease of $6.1 million, or 19.7%. Total loans, including loans held for sale, increased by $7.9 million, or 2.2%, from $358.1 million at December 31, 2009 to $366.0 million at September 30, 2010. Total loans at September 30, 2010 are net of $39.6 million in loans sold during the first nine months of 2010, the majority of which were residential real estate loans that the Company sold to mitigate future interest rate risk.

The Company’s asset quality has remained strong with September 30, 2010 total nonperforming assets at $6.1 million, or 1.36% of total assets, compared to $5.2 million, or 1.15% of total assets, at December 31, 2009 and $6.3 million, or 1.42% of total assets, at September 30, 2009. The loan loss provision for the quarter ended September 30, 2010 was $200 thousand, up from $75 thousand for the same period in 2009. The higher provision was deemed by management to be appropriate in light of the increase in both nonperforming loans and loans specifically reserved for since December 31, 2009, an increase in the qualitative reserve factors for commercial real estate, commercial, residential and junior lien portfolios, an increase in the average volume of loans, a change in the mix of the portfolio and the outlook for future economic conditions.

The following unaudited per share information and key ratios depict several measurements of performance or financial condition for the three and nine months ended or at September 30, 2010 and 2009, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Return on average assets (ROA) (1)	1.31%	1.31%	1.27%	1.22%
Return on average equity (ROE) (1)	13.92%	14.66%	13.49%	13.47%
Net interest margin (1)(2)	4.66%	4.50%	4.62%	4.55%
Efficiency ratio (3)	65.18%	66.86%	66.74%	68.80%
Net interest spread (4)	4.43%	4.22%	4.40%	4.24%
Loan to deposit ratio	97.07%	95.24%	97.07%	95.24%
Net loan charge-offs to average loans not held for sale (1)	0.02%	0.10%	0.07%	0.09%
Allowance for loan losses to loans not held for sale	1.02%	1.03%	1.02%	1.03%
Nonperforming assets to total assets (5)	1.36%	1.42%	1.36%	1.42%
Equity to assets	9.43%	9.07%	9.43%	9.07%
Total capital to risk weighted assets	15.54%	15.66%	15.54%	15.66%
Book value per share	$9.54	$9.02	$9.54	$9.02
Earnings per share	$0.33	$0.32	$0.94	$0.88
Dividends paid per share	$0.25	$0.25	$0.75	$0.78
Dividend payout ratio (6)	75.76%	78.13%	79.79%	88.64%

____________________

(1)	Annualized.
(2)	The ratio of tax equivalent net interest income to average earning assets. See page 24 for more information.
(3)	The ratio of noninterest expense to tax equivalent net interest income and noninterest income excluding securities gains.
(4)	The difference between the average rate earned on earning assets and the average rate paid on interest bearing liabilities. See page 25 for more information.
(5)	Nonperforming assets are loans or investment securities that are in nonaccrual or 90 or more days past due as well as other real estate or assets owned.
(6)	Cash dividends declared and paid per share divided by consolidated net income per share.

RESULTS OF OPERATIONS

Net Interest Income. The largest component of the Company’s operating income is net interest income, which is the difference between interest and dividend income received from interest earning assets and the interest expense paid on interest bearing liabilities. The Company’s net interest income increased $127 thousand, or 2.8%, to $4.7 million for the three months ended September 30, 2010, from $4.6 million for the three months ended September 30, 2009. The net interest spread increased 21 basis points to 4.43% for the three months ended September 30, 2010, from 4.22% for the three months ended September 30, 2009. The increase in the net interest spread was primarily the result of the drop in average interest rates paid on interest bearing liabilities from 1.49% for the quarter ended September 30, 2009 to 1.20% for the quarter ended September 30, 2010. The net interest margin for the third quarter of 2010 increased 16 basis points to 4.66% from the 2009 comparison period at 4.50%, reflecting the net effect of an increase in net interest income of $127 thousand and an increase of $4.4 million, or 1.1%, in average earning assets.

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

Tax exempt interest income amounted to $308 thousand and $315 thousand for the three months ended September 30, 2010 and 2009, respectively and $861 and $955 thousand for the nine months ended September 30, 2010 and 2009, respectively. The following table presents the effect of tax exempt income on the calculation of the net interest margin, using a marginal tax rate of 34% for 2010 and 2009:

	For The Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Net interest income as presented	$4,698	$4,571	$13,971	$13,388
Effect of tax-exempt interest
Investment securities	31	30	93	96
Loans	98	103	270	308
Net interest income, tax equivalent	$4,827	$4,704	$14,334	$13,792

	Three Months Ended September 30,
	2010			2009
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$ 16,069	$ 7	0.18%	$ 21,886	$ 11	0.20%
Interest bearing deposits in banks	15,937	95	2.38%	16,011	115	2.84%
Investment securities (1), (2)	23,957	251	4.71%	21,404	245	5.15%
Loans, net (1), (3)	362,066	5,375	6.00%	354,316	5,477	6.25%
FHLB of Boston stock (4)	1,922	-	0.00%	1,922	-	0.00%
Total interest earning assets (1)	419,951	5,728	5.63%	415,539	5,848	5.71%

Cash and due from banks	5,119			5,309
Premises and equipment	7,938			7,545
Other assets	12,252			11,568
Total assets	$445,260			$439,961

Average Liabilities and Stockholders' Equity:
NOW accounts	$ 61,219	$ 33	0.22%	$ 60,149	$ 34	0.23%
Savings/money market accounts	121,239	155	0.51%	106,661	160	0.59%
Time deposits	132,545	552	1.65%	144,298	791	2.17%
Borrowed funds	25,744	290	4.41%	27,078	292	4.22%
Total interest bearing liabilities	340,747	1,030	1.20%	338,186	1,277	1.49%

Noninterest bearing deposits	56,525			54,303
Other liabilities	6,044			8,039
Total liabilities	403,316			400,528

Stockholders' equity	41,944			39,433
Total liabilities and stockholders’ equity	$445,260			$439,961

Net interest income		$4,698			$4,571

Net interest spread (1)			4.43%			4.22%

Net interest margin (1)			4.66%			4.50%

____________________

(1)	Average yields reported on a tax-equivalent basis using a marginal tax rate of 34%.
(2)	Average balances of investment securities are calculated on the amortized cost basis and include nonaccrual securities, if applicable.
(3)	Includes loans held for sale as well as nonaccrual loans and unamortized costs and is net of the allowance for loan losses.
(4)	Dividends on the Federal Home Loan Bank (FHLB) of Boston stock were suspended effective the fourth quarter of 2008.

	Nine Months Ended September 30,
	2010			2009
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$ 12,598	$ 15	0.16%	$ 12,906	$ 16	0.17%
Interest bearing deposits in banks	18,942	327	2.31%	14,016	344	3.28%
Investment securities (1), (2)	24,547	778	4.74%	24,153	858	5.27%
Loans, net (1), (3)	356,675	15,973	6.09%	352,580	16,293	6.30%
FHLB of Boston stock (4)	1,922	-	0.00%	1,922	-	0.00%
Total interest earning assets (1)	414,684	17,093	5.63%	405,577	17,511	5.90%

Cash and due from banks	5,088			5,355
Premises and equipment	7,941			7,457
Other assets	12,641			11,752
Total assets	$440,354			$430,141

Average Liabilities and Stockholders' Equity:
NOW accounts	$ 60,717	$ 102	0.22%	$ 60,083	$ 116	0.26%
Savings/money market accounts	118,986	474	0.53%	105,072	510	0.65%
Time deposits	131,074	1,693	1.73%	137,837	2,610	2.53%
Borrowed funds	27,355	853	4.11%	27,841	887	4.20%
Total interest bearing liabilities	338,132	3,122	1.23%	330,833	4,123	1.66%

Noninterest bearing deposits	54,645			51,925
Other liabilities	6,006			8,311
Total liabilities	398,783			391,069

Stockholders' equity	41,571			39,072
Total liabilities and stockholders’ equity	$440,354			$430,141

Net interest income		$13,971			$13,388

Net interest spread (1)			4.40%			4.24%

Net interest margin (1)			4.62%			4.55%

____________________

(1)	Average yields reported on a tax-equivalent basis using a marginal tax rate of 34%.
(2)	Average balances of investment securities are calculated on the amortized cost basis and include nonaccrual securities, if applicable.
(3)	Includes loans held for sale as well as nonaccrual loans and unamortized costs and is net of the allowance for loan losses.
(4)	Dividends on the Federal Home Loan Bank (FHLB) of Boston stock were suspended effective the fourth quarter of 2008.

Rate/Volume Analysis. The following table describes the extent to which changes in average interest rates (on a fully tax-equivalent basis) and changes in volume of average interest earning assets and interest bearing liabilities have affected the Company’s interest income and interest expense during the period indicated. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to:

•	changes in volume (change in volume multiplied by prior rate);
•	changes in rate (change in rate multiplied by prior volume); and
•	total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009 Increase/(Decrease) Due to Change In
	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$ (3)	$ (1)	$ (4)
Interest bearing deposits in banks	(1)	(19)	(20)
Investment securities	31	(25)	6
Loans, net	122	(224)	(102)
Total interest earning assets	$149	$(269)	$(120)

Interest bearing liabilities:
NOW accounts	$ 1	$ (2)	$ (1)
Savings/money market accounts	21	(26)	(5)
Time deposits	(60)	(179)	(239)
Borrowed funds	(15)	13	(2)
Total interest bearing liabilities	$ (53)	$(194)	$(247)
Net change in net interest income	$202	$ (75)	$ 127

	Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009 Increase/(Decrease) Due to Change In
	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$ -	$ (1)	$ (1)
Interest bearing deposits in banks	101	(118)	(17)
Investment securities	16	(96)	(80)
Loans, net	201	(521)	(320)
Total interest earning assets	$318	$(736)	$ (418)

Interest bearing liabilities:
NOW accounts	$ 1	$ (15)	$ (14)
Savings/money market accounts	63	(99)	(36)
Time deposits	(123)	(794)	(917)
Borrowed funds	(15)	(19)	(34)
Total interest bearing liabilities	$ (74)	$(927)	$(1,001)
Net change in net interest income	$392	$ 191	$ 583

Three Months Ended September 30, 2010, Compared to Three Months Ended September 30, 2009.

Interest and Dividend Income. The Company’s interest and dividend income decreased $120 thousand, or 2.1%, to $5.7 million for the three months ended September 30, 2010, from $5.8 million for the same period last year, despite an increase in average earning assets of $4.4 million, or 1.1%, to $419.9 million, from $415.5 million for the three months ended September 30, 2009. The positive effect on interest income resulting from the rise in the average volume of earning assets was more than offset by the lower rates earned on all interest earning assets in the third quarter of 2010 versus 2009. In particular, interest income on loans decreased $102 thousand, or 1.9%, to $5.4 million for the third quarter of 2010 versus the $5.5 million for the 2009 comparison period, despite an increase of $7.8 million in average loan volume between periods. Average loans approximated $362.1 million at an average yield of 6.00% for the three months ended September 30, 2010, up $7.8 million from an average of $354.3 million at an average yield of 6.25% for the three months ended September 30, 2009. However, the increase in average loan volume was more than offset by a 25 basis point decrease in average yield. Although residential loan demand slowed somewhat during early 2010 despite the continuing low interest rates, it picked up late in the second quarter of 2010 and has continued strong through September 30, 2010 as the Company started to see another round of refinancings late in the second quarter of 2010 as secondary market qualified residential mortgage rates have fallen even further.

The Company has continued to manage interest rate risk by selling low rate qualified residential mortgages originated during 2010 to the secondary market and has benefited from the sale of these mortgages, with gains of $358 thousand on loan sales of $15.0 million for the quarter ended September 30, 2010, compared to gains of $314 thousand on loan sales of $24.9 million during the same period last year. The higher gains on lower loan sale volume in the third quarter of 2010 compared to the same quarter last year are attributable to the interest rate environment, which had a favorable effect on loan pricing.

The average balance of investments (including mortgage-backed securities) increased $2.6 million, or 11.9%, to $24.0 million for the three months ended September 30, 2010, from $21.4 million for the three months ended September 30, 2009. The average balance invested in interest bearing deposits for the quarter was $15.9 million, down $74 thousand, or 0.5%, from the 2009 average level of $16.0 million. The average balance of federal funds sold and overnight deposits decreased $5.8 million, to $16.1 million, or 26.6%, for the three months ended September 30, 2010, from $21.9 million for the three months ended September 30, 2009. Interest income from nonloan instruments decreased $18 thousand, or 4.9%, between periods, with $353 thousand for the third quarter of 2010 versus $371 thousand for the same period of 2009, reflecting the decreases in yields on all categories.

Interest Expense. The Company’s interest expense decreased $247 thousand, or 19.3%, to $1.0 million for the three months ended September 30, 2010, from $1.3 million for the three months ended September 30, 2009. The decrease reflected a $194 thousand decrease attributable to lower rates on all interest bearing liabilities except borrowed funds, and a $53 thousand decrease attributable to lower average volume for time deposits and borrowed funds.

Interest expense on deposits decreased $245 thousand, or 24.9%, to $740 thousand for the quarter ended September 30, 2010, from $985 thousand for the quarter ended September 30, 2009. Although competition for deposits has remained strong, average interest bearing deposits for the quarter ended September 30, 2010 increased $3.9 million, or 1.3%, to $315.0 million compared to average interest bearing deposits of $311.1 million for the same period last year. This increase reflects the overall growth in the franchise as well as the impact of higher FDIC insurance coverage and the continuing uncertainty surrounding the financial markets which has resulted in the flight to the safety of FDIC insured deposits. Average time deposits decreased to $132.5 million for the three months ended September 30, 2010, from $144.3 million for the three months ended September 30, 2009, or a decrease of $11.8 million, or 8.1%. The average rate paid on time deposits during the third quarter of 2010 decreased 52 basis points, to 1.65% from 2.17% for the third quarter of 2009. The average balances for money market and savings accounts increased $14.5 million, or 13.7%, to $121.2 million for the three months ended September 30, 2010, from $106.7 million for the three months ended September 30, 2009. A $1.1 million, or 1.8%, increase in NOW accounts brought the average balance up to $61.2 million from $60.1 million between the two comparison periods.

Interest expense on borrowed funds decreased $2 thousand, or 0.6%, from $292 thousand for the quarter ended September 30, 2009 to $290 thousand for the quarter ended September 30, 2010. There was a decrease of $1.3 million in average funds borrowed from $27.1 million to $25.7 million, or 4.9%. The average rate paid on borrowed funds increased 19 basis points from 4.22% to 4.41% between periods.

Provision for Loan Losses. There was a $200 thousand loan loss provision for the quarter ended September 30, 2010 compared to a $75 thousand loan loss provision for the quarter ended September 30, 2009. Although improvement in travel and tourism industry sales has been reported during 2010 in comparison to 2009, the industry has not rebounded to pre-recession levels and the impact of the decline in revenue during the last two years has become more evident in the local market. Nonperforming loans decreased by $468 thousand year to year; however, loans specifically reserved for increased by approximately $1.7 million. Between December 31, 2009 and September 30, 2010, nonperforming loans increased by $781 thousand and loans specifically reserved for increased approximately $1.6 million. As a result of the qualitative review during the third quarter 2010, the reserve factors assigned to the commercial real estate, commercial, residential and junior lien portfolios all increased by 0.05%. The higher provision in the third quarter of 2010 was deemed appropriate by management in light of the increase in nonperforming loans (90+ days) and loans specifically reserved for since December 31, 2009, as well as the change in reserve factors, the increase in the average volume of the loan portfolio, the change in the mix of the portfolio and current economic conditions. For further details see, FINANCIAL CONDITION Allowance for Loan Losses and Asset Quality below.

Noninterest Income. The following table sets forth changes from the third quarter of 2009 to the third quarter of 2010 for components of noninterest income:

	For The Three Months Ended September 30,
	2010	2009	$ Variance	% Variance
	(Dollars in thousands)
Trust income	$ 126	$ 96	$ 30	31.3
Service fees	1,020	924	96	10.4
Net gains on sales of loans held for sale	403	314	89	28.3
Other income	76	145	(69)	(47.6)
Subtotal	1,625	1,479	146	9.9
Net gains on sales of investment securities available-for-sale	-	30	(30)	(100.0)
Total noninterest income	$1,625	$1,509	$116	7.8

Noninterest income net of gains and losses on investment securities available-for-sale was $1.6 million, or 22.1%, of total income for the three months ended September 30, 2010 versus $1.5 million, or 20.2%, of total income for the three months ended September 30, 2009. This increase between years reflected the effect of higher income in all categories except other income.

Trust income. Trust income increased by $30 thousand, or 31.3%, between the quarters ended September 30, 2010 and September 30, 2009, as dollars in both managed and nonmanaged fiduciary accounts grew by 34.4% and 8.3%, respectively, between September 30, 2009 and 2010. Fees are normally charged on asset values.

Service fees. Service fees increased $96 thousand, or 10.4%, between the third quarter of 2009 and the third quarter of 2010. A main reason was due to the growth in debit card and ATM fees due to a change in the billing breakdown from net fees to gross fees from the servicer (the reader will note an increased expense for these services in noninterest expense discussed below) as well as the growth in the volume of electronic transactions. There was also an increase in loan servicing fees between years due to the increased volume of residential mortgage loans serviced as well as an increase in merchant program income as commercial customers’ electronic transactions increased.

Net gains on sales of loans held for sale. Residential real estate loans of $15.0 million were sold for a net gain of $358 thousand during the third quarter of 2010, versus sales of $24.9 million for a net gain of $314 thousand during the third quarter of 2009. Commercial real estate loans of $769 thousand were sold during the third quarter of 2010 for a net gain of $44 thousand.

Other income. The decrease resulted primarily from the decrease in net mortgage servicing rights recognized in the third quarter of 2010 of $49 thousand compared to the third quarter of 2009 of $133 thousand, due to the decrease in the volume of loans sold in 2010 versus 2009 and the continuing amortization cost of loan origination fees booked in previous years.

Noninterest Expense. The following table sets forth changes from the third quarter of 2009 to the third quarter of 2010 for components of noninterest expense:

	For The Three Months Ended September 30,
	2010	2009	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$1,682	$1,563	$119	7.6
Pension and employee benefits	699	760	(61)	(8.0)
Occupancy expense, net	225	224	1	0.4
Equipment expense	279	265	14	5.4
Expenses of OREO and other assets owned, net	30	92	(62)	(67.6)
FDIC insurance assessment	114	101	13	12.7
Delivery fees on sales of loans	69	132	(63)	(47.6)
Equity in losses of affordable housing investments	106	106	-	-
Other expenses	1,002	891	111	12.5
Total noninterest expense	$4,206	$4,134	$ 72	1.7

Salaries and wages. The increase in 2010 over 2009 was due primarily to normal annual salary increases as well as the opening in August 2010 of a new loan production office in South Burlington, Vermont.

Pension and employee benefits. There was a $79 thousand, or 29.2%, decrease in the defined benefit pension plan expense for the third quarter 2010 to $192 thousand from the prior year’s third quarter expense of $272 thousand. This decrease is mainly due to the increase in asset values within the plan as of the January 1, 2010 actuarial valuation date, compared to the prior year, given the change in the financial markets and the $2.1 million contribution to the plan by the Company during 2009. There was an increase of $11 thousand, or 3.6%, in the Company’s medical costs from $296 thousand for the third quarter of 2009, to $307 thousand for the third quarter of 2010.

Equipment expense. The increase between years is mainly due to the increase in depreciation expense from $117 thousand for the third quarter of 2009 to $125 thousand for the third quarter of 2010.

Expenses of OREO and other assets owned, net. Expenses for the three months ended September 30, 2009 included $47 thousand in the write-down of value of one OREO property to its fair market value less estimated costs to sell, while the expenses for the three months ended September 30, 2010 included $4 thousand in write-downs.

FDIC insurance assessment: The increase in assessment for the three months ended September 30, 2010 is due to growth in the Company’s deposits between years and the increased cost in 2010 of the transaction guaranty program for noninterest bearing transaction accounts’ unlimited insurance coverage.

Delivery fees on sales of loans. These expenses represent delivery fees paid to secondary market purchasers upon the sale of qualified residential loans. Sales volume decreased from $24.9 million in the third quarter of 2009 to $15.0 million in the third quarter of 2010, which partially accounts for the decrease in related loan fees, but the decrease in the sales volume was partially offset by the delivery fees charged on each loan continuing to increase between years as well. It is the normal practice of the Company to collect these fees from the customer at the time of closing and that income is reflected in interest and fees on loans.

Other expenses. The net change between quarters ended September 30, 2010 and 2009 has many components, some increases and some decreases. There was a $42 thousand increase in debit card/ ATM expenses due to the new gross billing system referred to above, as well as the growth in volume of electronic transactions. There was also a $21 thousand increase in advertising and public relations expense as the Company transitioned from handling these areas internally to hiring a professional firm.

Income Tax Expense. The Company has provided for current and deferred federal income taxes for the quarters ended September 30, 2010 and 2009. The Company's provision for income taxes was $457 thousand for the three months ended September 30, 2010 compared to $426 thousand for the same period in 2009. The Company’s effective tax rate increased to 23.8% for the three months ended September 30, 2010, from 22.8% for the same period in 2009 as taxable income increased, tax exempt interest income dropped to $308 thousand for the third quarter of 2010 versus $315 thousand for the third quarter of 2009 and the federal tax credits recognized on investments in affordable housing projects in the third quarter of 2010 were $95 thousand compared to the third quarter of 2009 of $110 thousand.

Nine Months Ended September 30, 2010, Compared to Nine Months Ended September 30, 2009.

Interest and Dividend Income. The Company’s interest and dividend income decreased $418 thousand, or 2.4%, to $17.1 million for the nine months ended September 30, 2010, from $17.5 million for the same period last year, despite an increase in average earning assets of $9.1 million, or 2.2%, to $414.7 million, from $405.6 million for the nine months ended September 30, 2009. The positive effect on interest income resulting from the rise in the average volume of earning assets was more than offset by the lower rates earned on all interest earning assets in the first nine months of 2010 versus 2009. In particular, interest income on loans decreased $320 thousand, or 2.0%, to $16.0 million for the first nine months of 2010 versus the $16.3 million for the 2009 comparison period, despite an increase of $4.1 million in average loan volume between periods. Average loans approximated $356.7 million at an average yield of 6.09% for the nine months ended September 30, 2010, up $4.1 million from an average of $352.6 million at an average yield of 6.30% for the nine months ended September 30, 2009. The increase in average loan volume was more than offset by a 21 basis point decrease in average yield. However, the Company started to see an increase in refinancings late in the second quarter of 2010 which has continued through the third quarter as secondary market qualified residential mortgage rates have fallen even further.

The Company has continued to manage interest rate risk by selling low rate qualified residential mortgages originated during 2010 to the secondary market and has benefited from the sale of these mortgages, with gains of $785 thousand on loan sales of $38.8 million for the nine months ended September 30, 2010, compared to gains of $800 thousand on loan sales $53.6 million during the same period last year. Gains on sales of loans remained strong during the first nine months of 2010, despite a 42% decrease in loan sales from the same period last year, due to the interest rate environment, which had a favorable impact on loan pricing.

The average balance of investments (including mortgage-backed securities) increased $394 thousand, or 1.6%, to $24.5 million for the nine months ended September 30, 2010, from $24.1 million for the nine months ended September 30, 2009. The average balance of interest bearing deposits Union held for the first nine months of 2010 was $18.9 million, up $4.9 million, or 35.1%, from the 2009 average level of $14.0 million. The average balance of federal funds sold and overnight deposits decreased $308 thousand, to $12.6 million, or 2.4%, for the nine months ended September 30, 2010, from $12.9 million for the nine months ended September 30, 2009. Interest income from nonloan instruments decreased $98 thousand, or 8.0%, between periods, with $1.1 million for the nine months ended September 30, 2010 versus $1.2 million for the same period of 2009, reflecting the decreases in yields in all categories.

Interest Expense. The Company’s interest expense decreased $1.0 million, or 24.3%, to $3.1 million for the nine months ended September 30, 2010, from $4.1 million for the nine months ended September 30, 2009. The net decrease reflected a $927 thousand decrease attributable to lower rates on all interest bearing liabilities and a $74 thousand decrease attributable to lower average volume for time deposits and borrowed funds.

Interest expense on deposits decreased $967 thousand, or 29.9%, to $2.3 million for the nine months ended September 30, 2010, from $3.2 million for the nine months ended September 30, 2009. Although competition for deposits has remained strong, average interest bearing deposits for the nine months ended September 30, 2010 grew $7.8 million, or 2.6%, to $310.8 million compared to average interest bearing deposits of $303.0 million for the same period last year. This increase reflects the overall growth in the franchise as well as the impact of higher FDIC insurance coverage and the continuing uncertainty surrounding the financial markets, which has resulted in the flight to safety of FDIC insured deposits. Average time deposits decreased to $131.1 million for the nine months ended September 30, 2010, from $137.8 million for the nine months ended September 30, 2009, or a decrease of $6.7 million, or 4.9%. The average rate paid on time deposits during the nine months ended September 30, 2010 decreased 80 basis points, to 1.73% from 2.53% for the nine months ended September 30, 2009. The average balances for money market and savings accounts increased $13.9 million, or 13.2%, to $119.0 million for the nine months ended September 30, 2010, from $105.1 million for the nine months ended September 30, 2009. A $634 thousand, or 1.1%, increase in NOW accounts brought the average balance up to $60.7 million from $60.1 million between the two years.

Interest expense on borrowed funds decreased $34 thousand, or 3.8%, from $887 thousand for the nine months ended September 30, 2009 to $853 thousand for the nine months ended September 30, 2010. There was a decrease of $486 thousand in average funds borrowed from $27.8 million to $27.3 million, or 1.7%, between years as rates remained low. The average rate paid on borrowed funds declined 9 basis points from 4.20% to 4.11% between periods.

Provision for Loan Losses. There was a $380 thousand loan loss provision for the nine months ended September 30, 2010 compared to a $245 thousand loan loss provision for the nine months ended September 30, 2009. Although improvement in travel and tourism industry sales has been reported during 2010 in comparison to 2009, the industry has not rebounded to pre-recession levels and the impact of the decline in revenue during the last two years has become more evident in the local market. Nonperforming loans decreased by $468 thousand year to year; however, loans specifically reserved for increased by approximately $1.7 million. Between December 31, 2009 and September 30, 2010, nonperforming loans increased by $781 thousand and loans specifically reserved for increased approximately $1.6 million. The higher provision for the nine months ended September 30, 2010 was deemed appropriate by management in light of the increase in nonperforming loans (90+ days) and loans specifically reserved for since December 31, 2009 as well as the change in reserve factors, the increase in the average volume of the loan portfolio, the change in the mix of the portfolio and current economic conditions. For further details see, FINANCIAL CONDITION Allowance for Loan Losses and Asset Quality below.

Noninterest Income. The following table sets forth changes from the first nine months of 2009 to the first nine months of 2010 for components of noninterest income:

	For The Nine Months Ended September 30,
	2010	2009	$ Variance	% Variance
	(Dollars in thousands)
Trust income	$ 343	$ 278	$ 65	23.4
Service fees	3,004	2,690	314	11.7
Net gains on sales of loans held for sale	829	800	29	3.6
Other income	248	290	(42)	(14.4)
Subtotal	4,424	4,058	366	9.0
Net gains on sales of investment securities available-for-sale	-	74	(74)	(100.0)
Total noninterest income	$4,424	$4,132	$292	7.1

Noninterest income net of gains and losses on investment securities available-for-sale was $4.4 million, or 20.6%, of total income for the nine months ended September 30, 2010 versus $4.1 million, or 18.8%, of total income for the nine months ended September 30, 2009. This increase between years was mainly due to the increase in service fees.

Trust income. Trust income increased by $65 thousand, or 23.4%, between the nine months ended September 30, 2010 and September 30, 2009, as dollars in both managed and nonmanaged fiduciary accounts grew by 34.4% and 8.3%, respectively, between September 30, 2009 and 2010. Fees are normally charged on asset values.

Service fees. Service fees increased $315 thousand, or 11.7%, between the first nine months of 2009 and the first nine months of 2010. The main reason was the growth in debit card and ATM fees of $278 thousand due to a change in the billing breakdown from net fees to gross fees from the servicer (the reader will note an increased expense for these services in noninterest expense discussed below) as well as the growth in the volume of electronic transactions. There is also an increase in loan servicing fees of $45 thousand between years due to the increased volume of residential mortgage loans serviced.

Net gains on sales of loans held for sale. Residential real estate loans of $38.8 million were sold for a net gain of $785 thousand during the first nine months of 2010, versus sales of $53.6 million for a net gain of $800 thousand during the first nine months of 2009. Commercial real estate loans of $769 thousand were sold year to date 2010 for a net gain of $44 thousand.

Other income. The decrease resulted primarily from the $88 thousand decrease in net mortgage servicing rights recognized of $115 thousand year to date 2010 versus $203 thousand year to date 2009. The decrease is due to the decrease in the volume of loans sold in 2010 versus 2009 and the continuing amortization cost of loan origination fees booked in previous years. That decrease was partially offset by the gain on the disposition of Vermont state tax credits purchased totaling $28 thousand, a $12 thousand increase in income from gas royalties and oil leases acquired as foreclosed collateral during The Great Depression and the increase of $9 thousand on income from Bank Owned Life Insurance between years.

Noninterest Expense. The following table sets forth changes from the first nine months of 2009 to the first nine months of 2010 for components of noninterest expense:

	For The Nine Months Ended September 30,
	2010	2009	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$ 4,839	$ 4,542	$297	6.5
Pension and employee benefits	2,133	2,175	(42)	(1.9)
Occupancy expense, net	701	741	(40)	(5.4)
Equipment expense	771	845	(74)	(8.7)
Expenses of OREO and other assets owned, net	168	203	(35)	(17.4)
FDIC insurance assessment	372	566	(194)	(34.3)
Delivery fees on sales of loans	228	241	(13)	(5.3)
Equity in losses of affordable housing investments	319	319	-	-
Other expenses	2,988	2,648	340	12.8
Total noninterest expense	$12,519	$12,280	$239	1.9

Salaries and wages. The increase in 2010 over 2009 was due primarily to normal annual salary increases, the recognition, as a reduction in salary expense, of $98 thousand for deferred loan origination costs in the first nine months of 2010 versus $183 thousand in the first nine months of 2009 due to the decrease in loan originations and the opening in August 2010 of a new loan production office in South Burlington, Vermont.

Pension and employee benefits. There was a $238 thousand, or 29.2%, decrease in the defined benefit pension plan expense for the first nine months to $577 thousand for 2010 from the prior year’s first nine months expense of $815 thousand. This decrease is mainly due to the increase in asset values within the plan as of the January 1, 2010 actuarial valuation date, compared to the prior year, given the change in the financial markets and the $2.1 million contribution to the plan by the Company during 2009. There was an increase of $176 thousand, or 24.5%, in the Company’s medical costs from $720 thousand for the first nine months of 2009, to $896 thousand for the first nine months of 2010, as the Company booked a $156 thousand credit in the first half of 2009 for a recovery of accrued costs under the old self-insured medical plan which was terminated December 31, 2008, with six months of run out liability for services received but not yet billed.

Occupancy expense. The decrease between the first nine months of 2010 and 2009 is mainly due to the mild winter in 2010 where fuel and snow removal costs were below normal and the $25 thousand reduction in net rent expense as the Hyde Park, Vermont branch was closed and the rent on the old loan center in St. Albans, Vermont ended in August 2009.

Equipment expense. The decrease between years is mainly due to the decrease in depreciation expense from $387 thousand for the first nine months of 2009 down to $328 thousand for the first nine months of 2010.

Expenses of OREO and other assets owned, net. The costs incurred during the first nine months of 2010 included higher legal and operating costs than normally would be incurred due to the commercial nature of some of the properties, but only included $4 thousand in write-downs in the value of OREO properties. OREO expense for the same period in 2009 included $76 thousand in the write-down of value of four OREO properties to their fair market value less estimated costs to sell.

FDIC insurance assessment. The assessment expense for the first nine months of 2009 included a $191 thousand special emergency assessment imposed by the FDIC on net assets for all FDIC insured banks as of June 30, 2009.

Delivery fees on sales of loans. These expenses represent delivery fees paid to the secondary market purchasers upon the sale of qualified residential loans. Sales volume decreased from $53.6 million in the first nine months of 2009 to $38.8 million in the first nine months of 2010. It is the normal practice of the Company to collect these fees from the customer at the time of closing and that income is reflected in interest and fees on loans.

Other expenses. The net change between the nine months ended September 30, 2010 and 2009 has many components, some increases and some decreases; the largest being a $122 thousand increase in debit card/ ATM expenses due to the vendor’s new gross billing system referred to above, as well as the growth in volume of electronic transactions. In June 2010, the Company prepaid a long-term FHLB of Boston advance to mitigate future interest expense and paid a $41 thousand penalty to do so. The breakeven point was 27 months and the after tax impact for 2010 will be $22 thousand. Advertising and public relations costs year to date are up $20 thousand between 2009 and 2010 as the Company engaged a professional firm to develop a strategic marketing plan. As the Company has striven to grow its Trust and Asset Management division, additional expenses of $40 thousand have been incurred year to date in 2010 to support that effort. The cost of customer economic distress and ATM/ debit card fraud has risen $38 thousand between 2009 and 2010 as the Company has had to write off losses in these areas.

Income Tax Expense. The Company has provided for current and deferred federal income taxes for the nine months ended September 30, 2010 and 2009. The Company's provision for income taxes was $1.3 million for the nine months ended September 30, 2010 compared to $1.0 million for the same period in 2009. The Company’s effective tax rate increased to 23.5% for the nine months ended September 30, 2010, from 21.0% for the same period in 2009 as taxable income increased, tax exempt interest income dropped to $861 thousand for the nine months ended September 30, 2010 compared to $955 thousand for the same period in 2009 and federal tax credits recognized on investments in affordable housing projects during the first nine months of 2010 totaled $285 thousand compared to $330 thousand for the same period in 2009.

FINANCIAL CONDITION

At September 30, 2010, the Company had total consolidated assets of $450.8 million, including gross loans and loans held for sale (“total loans”) of $366.0 million, deposits of $377.0 million and stockholders' equity of $42.5 million. The Company’s total assets increased $3.3 million, or 0.7%, to $450.8 million at September 30, 2010, from $447.5 million at December 31, 2009. Net loans and loans held for sale increased to $362.5 million, or 80.4%, of total assets at September 30, 2010, compared to $354.7 million, or 79.3%, of total assets at December 31, 2009.

Cash and cash equivalents, including federal funds sold and overnight deposits, increased $6.5 million, or 29.0%, to $28.6 million at September 30, 2010, from $22.1 million at December 31, 2009. Interest bearing deposits in banks decreased $7.8 million, or 34.0%, from $23.0 million at December 31, 2009 to $15.2 million at September 30, 2010. Investment securities held-to-maturity consisting of U.S. Government sponsored agency bonds had a balance at September 30, 2010 of $1.5 million. Investment securities available-for-sale decreased from $24.6 million at December 31, 2009, to $21.4 million at September 30, 2010, a $3.2 million, or 13.1%, decrease. Total nonloan interest bearing assets decreased from 14.5% of total assets at December 31, 2009 to 13.7% at September 30, 2010.

Deposits increased $8.2 million, or 2.2%, to $377.0 million at September 30, 2010, from $368.8 million at December 31, 2009. Noninterest bearing deposits decreased $3.0 million, or 5.0%, from $60.1 million at December 31, 2009 to $57.1 million at September 30, 2010. Interest bearing deposits increased $11.2 million, or 3.6%, from $308.7 million at December 31, 2009, to $319.9 million at September 30, 2010. (See average balances and rates in the Yields Earned and Rates Paid tables on pages 25 and 26.) Aggressive rate competition from in-market and out-of-market financial institutions makes deposit accounts increasingly hard to attract and retain. Noninterest bearing deposits are especially difficult to develop and increase.

Total borrowings decreased $6.1 million, or 19.7%, at September 30, 2010, from $31.0 million at December 31, 2009 to $24.9 million at September 30, 2010 mainly due to a payoff of one short-term advance and the early prepayment of one long-term FHLB of Boston advance and normal monthly payments on amortizing advances at the FHLB of Boston. The Company also had secured borrowings at September 30, 2010 of $321 thousand at 5.94% generated by the sale of U.S. Small Business Administration (SBA) guaranteed loans with recourse for 90 days from the date of sale. These borrowings will mature during the fourth quarter of 2010 when the recourse period ends and the related loan balances will be relieved and deferred gains totaling $20 thousand will be recognized. (See Borrowings on page 44.)

Total stockholders’ equity increased $1.3 million to $42.5 million at September 30, 2010 from $41.2 million at December 31, 2009. This increase reflects net income of $4.2 million for the first nine months of 2010 and the $531 thousand positive change in accumulated other comprehensive loss, less regular cash dividends paid of $3.3 million, the purchase of Treasury stock totaling $97 thousand and stock based compensation expense of $19 thousand. (See Capital Resources on page 50.)

Loans Held for Sale and Loan Portfolios. Total loans (including loans held for sale) increased $7.9 million, or 2.2%, to $366.0 million from $358.1 million at December 31, 2009. At September 30, 2010, the Company’s total $366.0 million loan portfolio represented 81.2% of assets, up in dollars and percentage from $358.1 million, or 80.0%, of assets at December 31, 2009 and up in dollars and in percentage from $351.9 million, or 79.3%, of assets at September 30, 2009. The Company’s loans primarily consist of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Real estate secured loans represented $312.5 million, or 85.4%, of total loans at September 30, 2010 and $311.7 million, or 87.0%, of total loans at December 31, 2009. Junior liens on one-to-four family residences, on which the Company does not also hold the first mortgage, only account for $4.6 million, or 1.5%, of the $312.5 million of real estate secured loans at September 30, 2010. Average net loans (including loans held for sale) were $352.6 million for the first nine months of 2009 and increased $4.1 million, or 1.2%, to $356.7 million for the first nine months of 2010. The Company sold $38.8 million of residential mortgage loans held for sale during the first nine months of 2010, resulting in a net gain on sale of loans of $785 thousand, compared with loan sales of $53.6 million and related net gain on sale of loans of $800 thousand for the first nine months of 2009. Commercial real estate loans of $769 thousand were sold year to date for a net gain of $44 thousand. While competition for good loans is strong, the Company has been able to originate loans to both current and new customers while maintaining credit quality. Loan demand, while down from the frenzied pace of 2009, was steady during the first six months of 2010 and the Company started to see a second refinancing wave late in the second quarter of 2010 continuing through the third quarter as secondary market qualified residential mortgage rates have fallen even further. Management expects demand may slow over the coming months, as the number of customers who can refinance complete the process, or if interest rates rise.

The following table shows information on the composition of the Company’s total loan portfolio at the dates indicated:

	September 30, 2010		December 31, 2009
Loan Type	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$124,515	34.0	$123,915	34.6
Construction real estate	21,586	5.9	19,391	5.4
Commercial real estate	162,732	44.5	159,095	44.4
Commercial	15,215	4.2	15,597	4.4
Consumer	6,700	1.8	6,967	1.9
Tax exempt loans	31,563	8.6	23,862	6.7
Loans held for sale	3,653	1.0	9,262	2.6
Total loans	365,964	100.0	358,089	100.0

Add/(Deduct):
Allowance for loan losses	(3,697)		(3,493)
Unamortized net loan costs	208		78
Net loans and loans held for sale	$362,475		$354,674

The Company originates and sells qualified residential mortgages to the secondary market, with most of this type of sales made to the Federal Home Loan Mortgage Corporation (FHLMC/“Freddie Mac”). At September 30, 2010, the Company serviced a $274.0 million residential real estate mortgage portfolio, of which $3.5 million is held for sale and approximately $146.0 million is serviced for unaffiliated third parties.

The delivery fees, included in Other expenses, that the Company is required to pay when selling loans in the secondary market have stabilized as a percent of net gains from $241 thousand, or 30.1%, of net gains for the nine months ended September 30, 2009 to $228 thousand, or 29.1%, of net gains for the nine months ended September 30, 2010. The Company has chosen to sell the majority of qualified residential mortgage loans currently generated to the secondary market in order to mitigate long-term interest rate risk and to generate fee income. The Company generally retains the servicing rights on sold residential mortgage loans.

The Company also originates commercial real estate and commercial loans under various SBA, U.S. Department of Agriculture Rural Development and Vermont Economic Development Authority programs which provide a government agency guaranty for a portion of the loan amount. There was $5.4 million guaranteed under these various programs at September 30, 2010. The Company occasionally sells the guaranteed portion of the loan to other financial concerns and retains servicing rights, which generates fee income. The Company serviced $17.7 million of commercial and commercial real estate loans for unaffiliated third parties as of September 30, 2010. This includes $14.7 million of commercial, municipal, residential or commercial real estate loans the Company has participated out to other financial institutions, in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes. At September 30, 2010 there were commercial real estate loans of $260 thousand and commercial loans of $61 thousand representing loans sold and accounted for as secured borrowings pending the scheduled expiration of the 90 day SBA program recourse period during the fourth quarter of 2010.

Union participated in the SBA’s America’s Recovery Capital (ARC) program which offered interest-free loans of up to $35,000 to viable small businesses, carries a 100% guaranty from the SBA to the lender and required no fee paid to SBA. The program pays participating lenders a market rate of interest while the ARC loans are outstanding. There was $495 thousand in ARC loans outstanding at September 30, 2010.

The Company capitalizes servicing rights for both residential mortgage and commercial loans sold with servicing retained. The Company recognizes gains and losses on the sale of the principal portion of these loans as they occur. The unamortized balance of servicing rights on loans sold with servicing retained was $644 thousand at September 30, 2010 and $530 thousand at December 31, 2009, with an estimated market value in excess of their carrying value as of both dates.

There was $8.3 million of residential real estate loans pledged to secure municipal deposits above the FDIC insurance level as of September 30, 2010. Qualified residential first mortgages held by Union and up to $25 million in qualified small business loans may also be pledged as collateral for borrowings from the FHLB of Boston under a blanket lien.

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

Restructured loans include the Company’s troubled debt restructurings that involved forgiving a portion of interest or principal, refinancing at a rate materially less than the market rate, rescheduling loan payments, or granting other concessions to a borrower due to financial or economic reasons related to the debtor’s financial difficulties that the Company would not ordinarily grant. Restructured loans do not include qualifying restructured loans that have complied with the terms of their restructure agreement for a satisfactory period of time. There was one restructured commercial real estate loan of $1.8 million at September 30, 2010 and two totaling $1.9 million at December 31, 2009 and all were current on their restructured payment terms as of such dates. Restructured loans are considered impaired loans when evaluating a specific loan loss reserve allocation.

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

The following table shows the composition of nonperforming assets at the dates indicated and trends of certain ratios monitored by Company’s management in reviewing asset quality:

	September 30, 2010	December 31, 2009	September 30, 2009
	(Dollars in thousands)
Nonaccrual loans	$3,431	$3,738	$3,931
Accruing loans 90+ days delinquent	1,626	538	1,594
Total nonperforming loans	5,057	4,276	5,525
OREO	1,091	886	575
Nonaccrual investment securities	-	-	188
Total nonperforming assets	$6,148	$5,162	$6,288

Allowance for loan losses to loans not held for sale	1.02%	1.00%	1.03%
Allowance for loan losses to nonperforming loans	73.11%	81.69%	64.36%
Nonperforming loans to total loans	1.38%	1.19%	1.60%
Nonperforming assets to total assets	1.36%	1.15%	1.42%
Delinquent loans (30 days to nonaccruing) to total loans	2.10%	3.26%	2.46%
Net charge-offs (annualized) to average loans not held for sale	0.07%	0.13%	0.10%
Loan loss provision to net charge-offs, year-to-date	215.91%	86.31%	89.29%

The level of nonaccrual loans decreased $307 thousand, or 8.2%, since December 31, 2009 while accruing loans delinquent 90 days or more increased $1.1 million, or 202.2%, during the same time period and the percentage of nonperforming loans to total loans increased from 1.2% to 1.4%. The aggregate interest income not recognized on nonaccrual loans amounted to approximately $727 thousand and $615 thousand as of September 30, 2010 and 2009, respectively and $664 thousand as of December 31, 2009. Loans totaling $130 thousand that are delinquent 90 days or more are guaranteed by the U.S. Government at September 30, 2010.

The majority of the increase in nonperforming loans between December 31, 2009 and September 30, 2010 is related to a commercial customer relationship in the residential construction wood product business that has struggled during the recession. All of this customer’s loans, totaling $793 thousand, are currently 30 days past due as the customer has made payments since September 30, 2010.

Nonperforming loans increased both in terms of dollars and percentages from December 31, 2009 but had improved since September 30, 2009. Total delinquent loans as a percentage of gross loans have improved as well from both December 31, 2009 and September 30, 2009. The allowance for loan losses to loans not held for sale had also improved between December 31, 2009 and September 30, 2010. The Company’s success at keeping the nonperforming and delinquency ratios at favorable levels despite deteriorating economic conditions was the result of continued focus on maintaining strict underwriting standards, as well as our practice as a community bank to actively work with troubled borrowers to resolve the borrower’s delinquency while maintaining the Company’s safe and sound credit practices and safeguarding our strong capital position.

At September 30, 2010, the Company had five customers with internally classified loans totaling $917 thousand compared to two customers totaling $776 thousand at December 31, 2009. In management's view, such loans represent a higher degree of risk of becoming nonperforming loans in the future. While still on a performing status, in accordance with the Company’s credit policy, loans are internally classified when a review indicates the existence of certain conditions making the likelihood of collection questionable. The increase between December 31, 2009 and September 30, 2010 is mainly due to commercial customers whose businesses have been affected by the recession and/or the slow down in the residential construction market.

The Company actively works with customers who may be delinquent or who may have financial difficulties. One of the benefits of being a community financial institution is our employees’ and Boards’ knowledge of the community and borrowers, which allows us to be proactive in working closely with our loan customers. The Company’s delinquency rates have historically run higher than similarly sized institutions nationally, while losses have been lower. Although management believes that nonperforming loans are generally well-secured and that potential loan losses are provided for in the Company’s allowance for loan losses, there can be no assurance that future deterioration in economic conditions and/or collateral values, or changes in other relevant factors will not result in future credit losses. The Company has not targeted sub-prime borrowers and thus has not experienced an elevated delinquency in this area.

The Company’s management is focused on the impact that the current prolonged recession may have on its borrowers and is closely monitoring industry and geographic concentrations for evidence of financial problems. Since the fourth quarter of 2007, residential real estate values have declined nationally with some other areas of the country experiencing significant weakening. While the recession impacted the Vermont housing market, it did not cause significant price declines. Sales of homes in Vermont and northwestern New Hampshire slowed considerably over the last three years along with housing permits. The real estate market decline significantly contributed to the downturn in the general economy with unemployment rates and business failures rising nationwide. These conditions may cause borrowers who are current in their payments to experience deterioration in the value of their collateral and increase the potential of default if their income levels decline. Management continues to monitor the national, regional and local economic environment and its impact on unemployment, business failures and real estate values in the Company’s market area. The unemployment rate in Vermont has started to drop and was at a 5.8% level for September 2010 compared to 6.6% for September 2009, and compared to 9.6% nationwide for September 2010.

Vermont continues to have the lowest residential foreclosure rate in the United States but on occasion properties are acquired through or in lieu of loan foreclosure. These properties are held for sale and are initially recorded as OREO at fair value less estimated selling costs at the date of the Company’s acquisition of the property, with fair value based on an appraisal for more significant properties and on a broker’s price opinion for minor properties. Holding costs on properties acquired are expensed as incurred. There was only a $4 thousand decline in fair value after acquisition of properties resulting in charges against income before tax for the quarter and nine months ended September 30, 2010. This compares to charges against income before tax of $47 thousand for the quarter ended and $76 thousand for the nine months ended September 30, 2009. The Company evaluates each property at least quarterly for changes in the fair value. The Company had eight residential and commercial real estate properties for a total of $1.1 million classified as OREO at September 30, 2010, three of which have subsequently gone under contract to sell. This compares to a total of $886 thousand at December 31, 2009, representing one commercial and three residential properties. There was a $51 thousand allowance for losses on OREO at September 30, 2010 and $47 thousand at December 31, 2009 which were netted out of the above values. Recently a bi-partisan multistate group, comprised of both state attorneys general and state bank and mortgage regulators, has been formed to examine deceptive acts and/or unfair practices in foreclosure procedures in the wake of questions that have been publicly raised regarding the foreclosure procedures of certain large, national financial institutions. The Company will monitor and evaluate the group’s findings and recommendations, and intends to continue its sound foreclosure policies and procedures.

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

Adequacy of the allowance for loan losses is evaluated quarterly using a consistent, systematic methodology, which analyzes the risk inherent in the loan portfolio. In addition to evaluating the collectability of specific loans when determining the adequacy of the allowance, management also takes into consideration other factors such as changes in the mix and size of the loan portfolio, credit concentrations, historic loss experience, the amount of delinquencies and loans adversely classified, industry trends, and the impact of the local and regional economy on the Company’s borrowers and the estimated value of any underlying collateral. The adequacy of the allowance for loan losses is assessed by an allocation process whereby specific loss allocations are made against certain adversely classified loans and general loss allocations are made against segments of the loan portfolio that have similar attributes. Although the allowance for loan losses is assessed by allocating reserves by loan category, the total allowance for loan losses is available for future losses which may occur within one or more loan categories.

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

The level of allowance allocable to each loan portfolio category with similar risk characteristics is determined based on historical charge-offs, adjusted for qualitative risk factors. A quarterly analysis of various qualitative factors, including portfolio characteristics, national and local economic trends, overall market conditions, and levels of, and trends in, delinquencies and nonperforming loans, helps to ensure that areas with potential risk for loss are considered in management’s allowance estimate. In addition, when other individual loans are identified by management as representing an elevated risk of loss, the level of allowance allocable to those loans is determined through estimating probable loss for each individual credit based on its specific risk attributes. Nonaccrual loans are also evaluated for specific impairment when Union’s loan exposure is greater than $100 thousand or Union’s exposure for an entire relationship is greater than $150 thousand. These loans may be classified as impaired when management believes it is probable that the Company will not collect all the contractual interest and principal payments as scheduled in the loan agreement. A specific reserve amount is allocated to the allowance for individual loans that have been classified as impaired on the basis of the fair value of the collateral for collateral dependent loans, an observable market price or the present value of anticipated future cash flows. Impaired loans also include restructured loans and were $2.7 million at September 30, 2010 with government guaranties of $127 thousand and a specific reserve amount allocated of $107 thousand which is estimated by management to be the Company’s loss exposure. This compares to impaired loans of $3.8 million at December 31, 2009 with government guaranties of $442 thousand and a specific reserve amount allocated of $341 thousand.

The Company’s loan portfolio balance not held for sale increased by $13.5 million, from $348.8 million at December 31, 2009 to $362.3 million at September 30, 2010. There was growth in all real estate loan categories as well as in tax exempt loans. (See chart on page 36 for further details.) The composition of the Company’s loan portfolio remained relatively unchanged from December 31, 2009, and there was no material change in the Company’s lending programs or terms during the third quarter or first nine months of 2010.

As a result of the combined changes in volumes among various loan categories, a review of qualitative factors and the net charge-offs for the first nine months of 2010 of $176 thousand, the Company designated a $380 thousand loan loss provision for the nine months ended September 30, 2010, which left the allowance for loan losses at $3.7 million, or 1.02% of loans not held for sale, at September 30, 2010, up $204 thousand from December 31, 2009 and improved in terms of its ratio (1.00%) to loans not held for sale.

The following table reflects activity in the allowance for loan losses for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Balance at beginning of period	$3,511	$3,565	$3,493	$3,556
Charge-offs:
Real Estate:
Residential	-	-	(106)	(15)
Commercial	-	(1)	(78)	(114)
Construction	-	(57)	-	(57)
Commercial	(22)	(29)	(24)	(80)
Consumer and other	(2)	(21)	(11)	(28)
Total charge-offs	(24)	(108)	(219)	(294)
Recoveries:
Real Estate:
Residential	-	1	7	1
Commercial	-	3	-	9
Construction	-	-	-	-
Commercial	3	12	14	14
Consumer and other	7	8	22	25
Total recoveries	10	24	43	49
Net charge-offs	(14)	(84)	(176)	(245)
Provision for loan losses	200	75	380	245
Balance at end of period	$3,697	$3,556	$3,697	$3,556

The following table (net of loans held for sale) shows the internal breakdown of the Company’s allowance for loan losses by category of loan and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

	September 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate
Residential	$ 995	34.2	$ 976	35.5
Commercial	2,036	47.5	1,959	47.8
Construction	330	6.0	240	5.6
Other Loans
Commercial	231	4.2	235	4.5
Consumer, Tax exempt, Other and Unallocated	105	8.1	83	6.6
Total	$3,697	100.0	$3,493	100.0

Notwithstanding the categories shown in the table above, all funds in the allowance for loan losses are available to absorb loan losses in the portfolio, regardless of loan category or specific allocation.

Management of the Company believes, in its best estimate, that the allowance for loan losses at September 30, 2010, is at an appropriate level to cover probable credit losses inherent in the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods that would require an elevated loan loss provision in the future. See CRITICAL ACCOUNTING POLICIES. In addition, our banking regulators, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on their judgments about information available to it at the time of its examination. A large adjustment to the allowance or losses in future periods may require increased provisions to replenish the allowance, which could negatively affect earnings. While the Company recognizes that a further economic slowdown or financial and credit market turmoil may adversely impact its borrowers’ financial performance and ultimately their ability to repay their loans, management continues to be cautiously optimistic about the collectability of the Company’s loan portfolio.

Investment Activities. At September 30, 2010, there was $1.5 million of investment securities classified as held-to-maturity and $21.4 million investment securities classified as available-for-sale totaling $22.9 million, or 5.1%, of assets. The amount in investment securities decreased $1.7 million, or 7.0%, from $24.6 million, or 5.5%, of assets at December 31, 2009, as investments totaling $3.5 million were called during the last week of September 2010 of which $1.0 million remains in the portfolio as of September 30, 2010 and was redeemed during the first week of October 2010. The Company has committed to purchasing $2.8 million, as of September 30, 2010, to replace the called bonds. There was $1.7 million of investment securities pledged to secure various governmental and municipal deposits as of September 30, 2010 and $3.6 million at December 31, 2009.

Net unrealized gains for the Company’s available-for-sale investment securities portfolio were $1.2 million as of September 30, 2010 versus net unrealized gains of $544 thousand as of December 31, 2009. Net unrealized gains of $816 thousand, net of income tax effect, were reflected in the Company’s accumulated other comprehensive loss component of stockholders’ equity at September 30, 2010.

There were no other-than-temporary impairments noted by management in the Company’s investment portfolio during the quarter or nine months ended September 30, 2010 or for the year ended December 31, 2009. Management’s evaluation of other-than-temporary impairments is subject to risks and uncertainties and is intended to determine the appropriate amount and timing for recognizing an impairment charge. The assessment of whether such impairment for debt securities has occurred is based on management’s best estimate of the cash flows expected to be collected at the individual security level. We regularly monitor our investment portfolio to ensure that securities that may be other-than-temporarily impaired are identified in a timely manner and that any impairment charge is recognized in the proper period and, with respect to debt securities, that the impairment is properly allocated between credit losses recognized in earnings and unrealized losses recognized in other comprehensive income (loss). Further deterioration in credit quality and/or the continuation of the current imbalances in liquidity that exist in the financial marketplace might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as other than temporary in future periods, resulting in write-downs.

Federal Home Loan Bank of Boston Stock. Union is a member of the FHLB of Boston with an investment of $1.9 million in its Class B common stock at both September 30, 2010 and December 31, 2009. The Class B common stock has a five year notice requirement for redemption and there is no guarantee of future redemption. Also, there is the possibility of future capital calls by the FHLB of Boston on member banks to ensure compliance with its capital plan. Union’s investment in FHLB stock is carried as an Other asset at cost and is nonmarketable. Similar to evaluating investment securities for other-than-temporary impairment, management has evaluated its investment in the FHLB of Boston. The FHLB of Boston has taken a number of steps to strengthen its capital position and preserve its capital in the wake of significant other-than-temporary impairment charges it has recorded in its investment portfolio starting during the fourth quarter of 2008 and each quarter thereafter. The FHLB of Boston remains in compliance with all regulatory capital ratios as of December 31, 2009 and September 30, 2010. Dividend payments on the FHLB of Boston Class B common stock have been suspended since the third quarter of 2008 and a moratorium on excess stock repurchases has been implemented. Union does not have any intention to dispose of its FHLB of Boston stock and the primary purpose of the investment is to obtain access to the FHLB of Boston credit facilities and other products and services. Management’s most recent evaluation of Union’s holdings of FHLB of Boston common stock concluded that Union will likely recover its investment in the FHLB of Boston stock at the stated par value.

Deposits. The following table shows information concerning the Company’s average deposits by account type and weighted average nominal rates at which interest were paid on such deposits for the periods ended September 30, 2010, and December 31, 2009:

	Nine Months Ended September 30, 2010			Year Ended December 31, 2009
	Average Amount	Percent of Total Deposits	Average Rate	Average Amount	Percent of Total Deposits	Average Rate
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$ 54,645	14.9	-	$ 52,890	14.8	-
NOW accounts	60,717	16.6	0.22%	61,727	17.2	0.26%
Money Market accounts	72,250	19.8	0.68%	62,030	17.3	0.84%
Savings accounts	46,736	12.8	0.31%	43,343	12.1	0.31%
Total nontime deposits	234,348	64.1	0.33%	219,990	61.4	0.37%
Time deposits:
Less than $100,000	72,015	19.7	1.71%	79,877	22.3	2.38%
$100,000 and over	59,059	16.2	1.75%	58,262	16.3	2.40%
Total time deposits	131,074	35.9	1.73%	138,139	38.6	2.39%
Total deposits	$365,422	100.0	0.83%	$358,129	100.0	1.15%

The Company participates in the Certificate of Deposit Account Registry Service (CDARS) of Promontory Interfinancial Network, LLC. There were $10.2 million of time deposits of $250,000 or less on the balance sheet at September 30, 2010 and $13.6 million at December 31, 2009 which were placed through CDARS and which are therefore considered for some purposes to be “brokered” deposits. None of the Company’s CDARS deposits as of the respective balance sheet dates represent purchased deposits as all such deposits were matched dollar for dollar with Union’s customer deposits which were placed in other participating financial institutions in order to provide those customers with full FDIC insurance coverage.

The following table sets forth information regarding the Company’s time deposits in amounts of $100,000 and over at September 30, 2010 and December 31, 2009 that mature during the periods indicated:

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Within 3 months	$14,315	$12,098
3 to 6 months	5,313	22,434
6 to 12 months	29,705	19,107
Over 12 months	10,678	6,578
	$60,011	$60,217

In total the Company’s time deposits in amounts of $100 thousand and over did not change much between December 31, 2009 and September 30, 2010 but there was change in each of the maturity time frames, especially the 3 to 6 months and the 6 to 12 months categories. In Vermont, the majority of the municipalities’ and school districts’ fiscal year ends are June 30 so the majority of their deposits mature on that date causing the majority of the swing between time periods.

Total deposits on average between the year ended December 31, 2009 and the nine months ended September 30, 2010 grew $7.3 million, with growth in all categories except time deposits less than $100 thousand and NOW accounts. Time deposits have trended towards very short duration or deposits moved to nontime deposits because of the low interest rate environment and the perceived customer desire to be in a position to take advantage of the inevitable rise in interest rates. Time deposits less than

$100 thousand decreased and management believes that most of the funds have flowed into money market accounts where the interest rates are higher than on short-term certificates.

Part of the Dodd-Frank Act permanently raised FDIC deposit insurance coverage to $250 thousand per depositor per insured depository institution for each account ownership category. At September 30, 2010, the Company had deposit accounts with between $100 thousand and $250 thousand totaling $74.1 million which now have permanent FDIC insurance protection. There is $86.2 million in deposit accounts greater than $250 thousand at September 30, 2010 and $13.7 million is currently FDIC insured through the FDIC TAG program.

Borrowings. Borrowings from the FHLB of Boston were $24.6 million at September 30, 2010, at a weighted average rate of 4.31%, and $31.0 million at December 31, 2009, at a weighted average rate of 3.60%. The decline in borrowings included the maturity of $5.4 million in short term FHLB of Boston funding at 0.19%. The Company also made scheduled monthly payments on long-term amortizing advances of $621 thousand and prepaid a $359 thousand amortizing advance with an interest rate of 5.51% that did not mature until 2027. The Company also had secured borrowings at September 30, 2010 of $321 thousand at 5.94% generated by the sale of SBA guaranteed loans with recourse for 90 days from the date of sale. These borrowings will mature during the fourth quarter of 2010 when the related loan balances will be relieved and the deferred gains totaling $20 thousand will be recognized. The Company had no overnight federal funds purchased on September 30, 2010 or December 31, 2009.

OTHER FINANCIAL CONSIDERATIONS

Market Risk and Asset and Liability Management. Market risk is the potential of loss in a financial instrument arising from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices, and equity prices. As of September 30, 2010, the Company did not have any market risk sensitive instruments acquired for trading purposes. The Company’s market risk arises primarily from interest rate risk inherent in its lending, investing, deposit taking and borrowing activities as yields on assets change in a different time period or to a different extent from that of interest costs on liabilities. Many other factors also affect the Company’s exposure to changes in interest rates, such as national, regional and local economic and financial conditions, financial market conditions, legislative and regulatory actions, competitive pressures, customer preferences including loan prepayments and/or early withdrawal of time deposits, and historical pricing relationships.

The earnings of the Company and its subsidiary are affected not only by general economic, financial, and credit market conditions, but also by the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve System. The monetary policies of the Federal Reserve System influence, to a significant extent, the overall growth of loans, investments, deposits and borrowings; the level of interest rates earned on assets and paid for liabilities; and interest rates charged on loans and paid on deposits. The nature and impact of future changes in monetary policies are often not predictable. The dramatic change in the financial markets in a very short window of time during 2008 proved that monetary policies are not foolproof and that “exotic” investment vehicles that had been allowed to proliferate over the last twenty years were often not solidly based or understood, monitored and policed by the appropriate regulatory agencies. The Company did not invest in any of the “exotic” vehicles directly but had invested in companies and agencies that were hurt by their investments or operating practices. Few predicted the 400 basis point drop in the Prime Rate in 2008, the prolonged historic low interest rate environment or the stagnation of the financial market and the economy since September of 2008.

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

Members of the ALCO meet at least weekly to set loan and deposit rates, make investment decisions, monitor liquidity, evaluate the loan demand pipeline and review opportunities to sell residential loans into the secondary market. Deposit runoff is monitored daily and loan prepayments evaluated monthly. The Company historically has maintained a substantial portion of its loan portfolio on a variable-rate basis and plans to continue this Asset/Liability Management (ALM) strategy in the future. Portions of the variable-rate loan portfolio have interest rate floors and caps which are taken into account by the Company’s ALM modeling software to predict interest rate sensitivity, including prepayment risk. The utilization of interest rate floors on variable rate loans has become Company policy for loans originated since 2009 due to the historic low interest rate environment. As of September 30, 2010, $21.4 million, or 93.5%, of the investment portfolio was classified as available-for-sale and the modified duration was relatively short. The Company does not utilize any exotic derivative products or invest in any "high risk" instruments.

The Company’s interest rate sensitivity analysis (simulation) as of December 2009 for a flat rate environment (the prime rate at both December 31, 2009 and September 30, 2010 was 3.25%) projected the following for the nine months ended September 30, 2010, compared to the actual results:

	September 30, 2010
	Projected	Actual	Percentage Difference
	(Dollars in thousands)
Net Interest Income	$14,129	$13,971	(1.1)%
Net Income	$3,848	$4,205	9.3%
Return on Assets	1.19%	1.27%	6.7%
Return on Equity	12.27%	13.49%	9.9%

Actual net interest income is $158 thousand, or 1.1%, lower than projected due to continued strong deposit growth and while loan growth was steady, interest rates on loans saw continued downward pressure due to market rates and refinancing. In addition, the Company continued to sell qualified residential mortgage loans to the secondary market to mitigate future interest rate risk.

Actual net income is higher than projected by $357 thousand due to higher than expected gain on sale of loans, which was projected at $221 thousand, while actual net gain for the nine months ended September 30, 2010 was $829 thousand, the related recognition of net mortgage servicing rights which were $227 thousand higher than projected due to the sales of residential mortgage loans with servicing retained during the first nine months of 2010, partially offset by a negative variance of $356 thousand in total noninterest expenses, a negative variance in the provision for loan losses of $155 thousand and a negative variance of $139 thousand in federal income tax expense.

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

The following table details the contract or notional amount of financial instruments that represent credit risk at the dates indicated:

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Commitments to originate loans	$25,036	$16,677
Unused lines of credit	39,754	34,534
Standby letters of credit	1,592	2,438
Credit card arrangements	1,666	1,750
FHLB of Boston MPF credit enhancement obligation, net	86	86
Commitment to purchase investment securities	2,790	-
Total	$70,924	$55,485

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

The Company did not hold or issue derivative or hedging instruments during the quarter or nine months ended September 30, 2010. The commitment to purchase investment securities is to partially replace bonds called in the last week of September 2010 totaling $3.5 million.

The Company’s subsidiary bank is required (as are all banks) to maintain vault cash or a noninterest bearing reserve balance as established by Federal Reserve regulations. The Bank’s average total required reserve for the 14 day maintenance period including September 30, 2010 was $330 thousand and for December 31, 2009 was $307 thousand, both of which were satisfied by vault cash. The Company has also committed to maintain a noninterest bearing contracted clearing balance of $1.0 million at September 30, 2010 with the Federal Reserve Bank of Boston.

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

The following table shows the Company's rate sensitivity analysis as of September 30, 2010:

	Cumulative repriced within
	3 Months or Less	4 to 12 Months	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
	(Dollars in thousands, by repricing date)
Interest sensitive assets:
Overnight deposits	$ 23,755	$ -	$ -	$ -	$ -	$ 23,755
Interest bearing deposits in banks	2,237	4,850	6,645	1,440	-	15,172
Investment securities held to maturity	-	-	-	-	1,500	1,500
Investment securities available-for-sale (1)(3)	882	2,523	4,222	1,873	11,781	21,281
FHLB Stock	-	-	-	-	1,922	1,922
Loans and loans held for sale (2)(3)	125,312	69,359	72,644	65,675	33,182	366,172
Total interest sensitive assets	$152,186	$76,732	$ 83,511	$ 68,988	$ 48,385	$429,802

Interest sensitive liabilities:
Time deposits	$ 25,338	$68,016	$ 29,970	$ 5,647	$ -	$128,971
Money markets	33,960	-	-	-	43,801	77,761
Regular savings	9,690	-	-	-	39,099	48,789
NOW accounts	24,858	-	-	-	39,516	64,374
Borrowed funds	531	2,317	7,168	5,163	9,715	24,894
Total interest sensitive liabilities	$ 94,377	$70,333	$ 37,138	$ 10,810	$132,131	$344,789

Net interest rate sensitivity gap	$ 57,809	$ 6,399	$ 46,373	$ 58,178	$ (83,746)	$ 85,013
Cumulative net interest rate sensitivity gap	$ 57,809	$64,208	$110,581	$168,759	$ 85,013
Cumulative net interest rate sensitivity gap as a percentage of total assets	12.8%	14.2%	24.5%	37.4%	18.9%
Cumulative net interest rate sensitivity gap as a percentage of total interest sensitive assets	13.5%	14.9%	25.7%	39.3%	19.8%
Cumulative net interest rate sensitivity gap as a percentage of total interest sensitive liabilities	16.8%	18.6%	32.1%	48.9%	24.7%

____________________

(1)	Investment securities available-for-sale exclude marketable equity securities and mutual funds with a fair value of $46 and $87 thousand, respectively, that may be sold by the Company at any time.
(2)	Balances shown include deferred unamortized loan costs of $208 thousand.
(3)	Estimated repayment assumptions considered in Asset/Liability model.

Simulation Analysis. In its simulation analysis, the Company uses computer software to simulate the estimated impact on net interest income under various interest rate scenarios, balance sheet trends, and strategies over a relatively short time horizon. These simulations incorporate assumptions about balance sheet dynamics such as loan and deposit growth, product pricing, prepayment speeds on mortgage related assets, principal maturities or calls on other financial instruments, and changes in funding mix. While such assumptions are inherently uncertain as actual rate changes and balance sheet growth rarely follow any given forecast and asset-liability pricing and other model inputs usually do not remain constant in their historical relationships, management believes that these assumptions are reasonable. Based on the results of these simulations, the Company is able to quantify its estimate of interest rate risk and develop and implement appropriate strategies.

The following chart reflects the cumulative results of the Company’s latest simulation shock analysis for the next twelve months on net interest income, net income, return on assets and return on equity. Shocks are intended to capture interest rate risk under extreme conditions by immediately shifting to the new level. The projection utilizes a proportional rate shock, of up 300 basis points and down 100 basis points from the September 30, 2010 prime rate of 3.25%. A 300 basis point shock is the highest internal slope monitored. This slope range was determined to be the most relevant during this economic cycle. It should be noted that given the low current prime rate and other key rates at September 30, 2010, the floor rates on various loan and deposit rates may have already been reached or be hit in a down 100 basis point environment which is handled by the simulation model. What the model cannot take into account is what rates the Company will be pressured to accept on loans or pay on deposits given the current competitive, low interest rate environment.

Interest Rate Sensitivity Analysis Matrix
12 Months Ending	Prime Rate	Net Interest Income	Change %	Net Income	Return on Assets %	Return on Equity %
(Dollars in thousands)
September 2011	6.25%	$22,251	18.9	$8,522	1.96	18.47
	3.25%	18,714	0.0	6,118	1.37	13.23
	2.25%	17,650	(5.7)	5,394	1.18	11.54

The resulting projected cumulative effect of each of these estimates on net interest income for the twelve month period ending September 30, 2011 are within approved ALCO guidelines for interest rate risks. The return on assets and equity in a down 100 basis point shock scenario are slightly lower than Board guidelines. The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk under different rate scenarios. Any further drops in interest rates would not be in the best interests of the Company.

Liquidity. Managing liquidity risk is essential to maintaining both depositor confidence and stability in earnings. Liquidity is a measurement of the Company’s ability to meet potential cash requirements, including ongoing commitments to fund deposit withdrawals, repay borrowings, fund investment and lending activities, and for other general business purposes. The Company’s principal sources of funds are deposits, amortization and prepayment of loans and securities, maturities of investment securities, interest bearing deposits and other short-term investments, sales of securities and loans available-for-sale, earnings and funds provided from operations. Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities, reduces the Company’s exposure to rollover risk on deposits and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments, draws on unused lines of credit and requests for new loans. The Company has not had any short term funding needs since April 2010. The Company’s strategy is to fund assets, to the maximum extent possible, with core deposits that provide a sizable source of relatively stable and low-cost funds. For the quarter ended September 30, 2010, the Company’s ratio of average loans to average deposits rose to 97.5% compared to the quarter ended September 30, 2009 of 95.2% as loan demand strengthened.

In addition, as Union, the Company’s subsidiary, is a member of the FHLB of Boston, it had access to unused lines of credit up to $5.8 million at September 30, 2010 over and above the $24.6 million term advances already drawn on the lines, based on a FHLB of Boston estimate as of that date. With the purchase of required FHLB of Boston Class B common stock and evaluation by the FHLB of Boston of the underlying collateral available, that amount could rise to approximately $31.8 million. This line of credit can be used for either short-or-long-term liquidity or other needs. In addition to its borrowing arrangements with the FHLB of Boston, Union maintains pre-approved Federal Funds lines of credit totaling $10.5 million with upstream correspondent banks and access to the Federal Reserve discount window, which would require pledging of qualified assets. There was no balance outstanding on either federal funds purchase line or at the discount window at September 30, 2010.

Union is a member of CDARS which allows Union to provide higher FDIC deposit insurance to customers by exchanging deposits with other members and allows Union to purchase deposits from other members as another source of funding. There were no purchased deposits at either September 30, 2010 or December 31, 2009, although Union had exchanged $10.2 million and $13.6 million of deposits, respectively, with other CDARS members at those dates.

While scheduled loan payments, securities and interest bearing deposit maturities and FHLB of Boston advances are relatively predictable sources of funds, deposit flows, prepayments on loans and mortgage-backed securities or calls on investment securities are greatly influenced by general interest rates, economic conditions, and competition. The Company’s liquidity is actively managed on a daily basis, monitored by the ALCO, and reviewed monthly with the subsidiary’s Board of Directors. The ALCO measures the Company’s marketable assets and credit available to fund liquidity requirements and compares the adequacy of that aggregate amount against the aggregate amount of the Company’s interest sensitive or volatile liabilities, such as core deposits and time deposits in excess of $100,000, borrowings and term deposits with short maturities, and credit commitments outstanding. The primary objective is to manage the Company’s liquidity position and funding sources in order to ensure that it has the ability to meet its ongoing commitment to its depositors, to fund loan commitments and unused lines of credit, and to maintain a portfolio of investment securities.

The Company’s management monitors current and projected cash flows and adjusts positions as necessary to maintain adequate levels of liquidity. Although approximately 72.3% of the Company’s time deposits will mature within twelve months, that level is one of the lowest compared with the preceding fifteen quarters, which ranged from 70.6% to 87.8%. The deposit gathering activities of financial institutions generally have been affected by low interest rates which earlier in the recession made customers reluctant to lock in funds for longer terms but short term rates have dropped so low that we are starting to see customers extending out to receive a better rate. In the future, as interest rates rise, this may lead to early redemptions by customers which presents its own liquidity issue which will have to be managed. Since the federal funds rate has remained unchanged at a historic low during the last two years, as customers’ time deposits matured, the rollover interest rate available to those customers is most often lower than their previous deposit rate and therefore the cost of funding has been dropping. This phenomenon is happening throughout the banking industry and the Company is optimistic that it can continue to grow its customer deposit base through good customer service, new deposit products offered, competitive but prudent pricing strategy and the continued expansion of the branch network. Management believes that the introduction of more electronic options for deposit products and their off premise utilization through the internet will also assist in the growth of the deposit base. The relationships developed with local municipalities, businesses and retail customers and the variety of deposit products offered should, in management’s view, help to ensure that Union will retain a substantial portion of these deposits. Management will continue to offer a competitive but prudent pricing strategy to facilitate retention of such deposits.

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

The total dollar value of the Company’s stockholders’ equity at September 30, 2010 of $42.5 million was up $1.3 million from December 31, 2009 at $41.2 million, reflecting net income of $4.2 million for the first nine months of 2010 and stock based compensation expense of $19 thousand, less cash dividends paid of $3.3 million, the purchase of 5,390 shares of treasury stock totaling $97 thousand, and accumulated other comprehensive loss of $531 thousand.

Union Bankshares, Inc. has 7,500,000 shares of $2.00 par value common stock authorized. As of September 30, 2010, the Company had 4,921,786 shares issued, of which 4,455,818 were outstanding and 465,968 were held in treasury.

The Board of Directors previously authorized the repurchase of up to 100,000 shares of common stock, or approximately 2.2%, of the Company’s outstanding shares at the authorization date, for an aggregate repurchase cost not to exceed $2.15 million. Shares were repurchased in the open market or in negotiated transactions. The repurchase program ended during the first quarter of 2010 when the 100,000 share level was reached for a total cost of $2.0 million since the inception of the program, including 500 shares repurchased in 2010, for a total cost of $9 thousand.

On May 20, 2010, Union Bankshares, Inc. announced the adoption of a limited stock repurchase program to authorize the repurchase of up to 2,500 shares of its common stock each calendar quarter in open market purchases or privately negotiated transactions, as management may deem advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase authorization expires on December 31, 2011. The Company repurchased 2,394 shares, for a total cost of $43 thousand; during the third quarter of 2010 and 4,890 shares under this program, for a total cost of $97 thousand, for the nine months ended September 30, 2010.

The Company has reserved 50,000 shares of common stock for issuance under the 2008 Incentive Stock Option Plan of Union Bankshares, Inc. and Subsidiary. The stock to be issued upon exercise of options granted under this Plan consists of authorized but unissued shares of the common stock and/or shares held in treasury. As of September 30, 2010 there were 10,000 employee incentive stock options outstanding under the 2008 Plan, including 6,000 options granted during the first quarter of 2010 which will become exercisable in January 2011. None of the 4,000 options that are currently exercisable under the 2008 Plan were “in the money” at September 30, 2010. As of September 30, 2010 there was $6 thousand of unrecognized compensation cost related to nonvested stock options granted under the 2008 Plan. As of September 30, 2010, options for 7,500 shares granted under the Company’s previous incentive stock option plan were outstanding, vested and exercisable; however none of those options were “in the money”. There were no options exercised under either plan during the first nine months of 2010.

Union Bankshares, Inc. and Union are subject to various regulatory capital requirements administered by the federal banking agencies. Management believes that as of September 30, 2010, that both companies met all capital adequacy requirements to which they are subject. As of September 30, 2010, the most recent calculation date, Union was categorized as well capitalized under the regulatory framework for prompt corrective action. The prompt corrective action capital category framework applies to FDIC insured depository institutions such as Union but does not apply directly to bank holding companies such as the Company. To be categorized as well capitalized, Union must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. As a bank holding company, the Company is subject to substantially similar capital adequacy requirements of the Federal Reserve Board. There are no conditions or events between September 30, 2010 and the date of this report that management believes have changed either company’s category.

Union’s and the Company’s actual capital amounts and ratios as of September 30, 2010, are presented in the following table:

	Actual		Minimums For Capital Requirements		Minimums To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk weighted assets
Union	$47,207	15.55%	$24,287	8.00%	$30,358	10.00%
Company	47,306	15.54%	24,353	8.00%	N/A	N/A
Tier I capital to risk weighted assets
Union	$43,510	14.33%	$12,145	4.00%	$18,218	6.00%
Company	43,609	14.33%	12,173	4.00%	N/A	N/A
Tier I capital to average assets
Union	$43,510	9.84%	$17,687	4.00%	$22,109	5.00%
Company	43,609	9.94%	17,549	4.00%	N/A	N/A

The Company remains focused on achieving its goals of long-term growth and an above-average shareholder return, while maintaining a strong capital position. Management is aware of the particular importance in today’s uncertain economic environment of maintaining strong capital reserves and planning for future capital needs. A quarterly cash dividend of $0.25 per share was declared to shareholders of record October 20, 2010, payable November 10, 2010. Dividends for each of the previous four quarters were $0.25 per share.

Regulatory Matters. The Company and Union are subject to periodic examinations by the various regulatory agencies. These examinations include, but are not limited to, procedures designed to review lending practices, risk management, credit quality, liquidity, compliance and capital adequacy. During 2009 and 2010, the FDIC and the Federal Reserve Bank of Boston performed various examinations of the Company and Union pursuant to their regular, periodic regulatory reviews. No comments were received from these bodies that would have a material adverse effect on the Company’s or Union’s liquidity, financial position, capital resources, or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Information called for by this item is incorporated by reference in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption OTHER FINANCIAL CONSIDERATIONS on pages 44-52.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2010. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.

Changes in Internal Controls over Financial Reporting. There was no change in the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1. Legal Proceedings.

There are no known pending legal proceedings to which the Company or its subsidiary is a party, or to which any of their properties is subject, other than ordinary litigation arising in the normal course of business activities. Although the amount of any ultimate liability with respect to such proceedings cannot be determined, in the opinion of management, any such liability is not expected to have a material adverse effect on the consolidated financial condition or results of operations of the Company and its subsidiary.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 2010	2,394	$17.86	2,394	106
August 2010	-	$ -	-	106
September 2010	-	$ -	-	-

(1)

All repurchases shown in the table were made pursuant to an informal stock repurchase program adopted May 19, 2010 under which the Company may repurchase up to 2,500 shares of its common stock each calendar quarter, in open market or privately negotiated transactions. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase authorization expires on December 31, 2011.

Item 5. Exhibits.

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

November 12, 2010	Union Bankshares, Inc.

/s/ Kenneth D. Gibbons
Kenneth D. Gibbons
Director, President and Chief Executive Officer

November 12, 2010	/s/ Marsha A. Mongeon
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