Form 10-K
period 2010-12-31
UNION BANKSHARES INC
filed 2011-03-28
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2010	Commission file number	001-15985
UNION BANKSHARES, INC.

VERMONT	03-0283552
P.O. BOX 667
20 LOWER MAIN STREET
MORRISVILLE, VT 05661-0667
Registrant's telephone number:   802-888-6600
Former name, former address and former fiscal year, if changed since last report: Not applicable
Securities registered pursuant to section 12(b) of the Act:

Common Stock, $2.00 par value	The NASDAQ Stock Market LLC
(Title of class)	(Exchanges registered on)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]
The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2010 was $55,092,413 based on the closing price on the NASDAQ Stock Market LLC on such date of $18.25 per share. For purposes of this calculation, all directors, executive officers, and named executives of the Registrant are assumed to be affiliates. Such assumption, however, shall not be deemed to be an admission of such status as to any such individual.
As of March 15, 2011 there were 4,455,704 shares of the Registrant's $2 par value common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Specifically designated portions of the following documents are incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

Document	Part
Annual Report to Shareholders for the year ended December 31, 2010	I, II
Proxy Statement for the 2011 Annual Meeting of Shareholders	III

UNION BANKSHARES, INC.

(a)
The information required by Part I, Item 2 and Part II, Items 5, 7, 7A, and 8 is incorporated herein by reference, in whole or in part, from the 2010 Annual Report to Shareholders. The incorporation by reference herein of portions of the 2010 Annual Report to Shareholders shall not be deemed to specifically incorporate by reference the information referred to in Item 201(e) of Regulation S-K.

(b)
The information required by Part III Items 10, 11, 12, 13 and 14 is incorporated herein by reference, in whole or in part, from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2011. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to specifically incorporate by reference the information referred to in Items 407(d)(1)-(3) and 407(e)(5) of Regulation S-K.

PART I
Item 1.     Description of Business

General: Union Bankshares, Inc. (“Company”) is a one-bank holding company whose subsidiary is Union Bank (“Union”). It was incorporated in the State of Vermont in 1982. The Company's common stock is traded on the NASDAQ Global Select Market under the symbol "UNB". Union Bank was organized and chartered as a State bank in 1891 and became a wholly owned subsidiary of the Company in 1982 upon its formation. Both Union Bankshares, Inc. and Union Bank are headquartered in Morrisville, Vermont.

The Company's business is that of a community bank in the financial services industry. The Company has one definable business segment, Union Bank, which is a commercial bank operating in northern Vermont and northwestern New Hampshire. Union is a community bank that provides a full range of commercial and retail banking services. The purpose of Union is to make a profit for the Company while competitively serving the financial needs of the communities, the businesses, and the citizens within its service area.

Union Bank opened a loan center in South Burlington, Vermont in August 2010. The loan center extends our service area to the largest metropolitan area in the state. In addition, the expertise of the personnel in the loan center has led Union Bank to recently become both a Federal Housing Administration ("FHA") and a Veteran's Administration ("VA") approved lender.

In March 2011, Union Bankshares, Inc. announced an agreement to purchase three New Hampshire branch offices of Northway Bank. Union will assume approximately $80 million in deposits and $33 million in performing loans, subject to regulatory approval and routine adjustments prior to the closing, and will purchase the related Groveton and North Woodstock banking facilities, assume the lease for the Littleton location and offer all Northway branch employees their current branch positions. The Company expects the transaction to close during the second quarter of 2011.

Union has 160 full time equivalent employees. Union employees are not represented by any collective bargaining group. Management considers its employee relations to be satisfactory. The Company, itself, does not have any paid employees.

The Company's income is derived principally from interest on loans and earnings on other investments. Its primary expenses arise from interest paid on deposits and borrowings and general overhead expenses. Our profitability depends primarily on net interest income, which is the difference between interest and dividend income on interest-earning assets, and interest expense on interest-bearing liabilities. Interest-earning assets include loans, investment securities, including mortgage-backed and related securities and interest-earning deposits in banks. Net interest income is dependent upon the level of interest rates and the extent to which such rates change, as well as changes in the volume of various categories of assets and liabilities. Our profitability is also dependent on the level of noninterest income, provision for loan losses, noninterest expense and income taxes. Our operations and profitability are subject to changes in interest rates, applicable statutes and regulations, and general economic conditions, as well as other factors beyond our control. The Company continues to reduce the impact of interest rate changes on its net interest income by shortening the term of its interest-earning assets to better match the terms of our interest-bearing liabilities and by selling long-term fixed rate loans. See Market Risk and Asset and Liability Management in Part II-Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”. The consolidated assets of the Company have grown $79 million from $375 million to $454 million over the last five years, or 21.2%, while consolidated deposits have grown $63 million from $313 million to $377 million, or 20.2%, during that same period. For further details, please refer to the consolidated financial statements, footnotes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") contained in the Company's 2010 Annual Report to Shareholders, portions of which are filed as Exhibit 13.1 to this report and incorporated herein by reference.

Description of Services: The Company offers full retail and commercial banking services to its customers including image checking and E-statements. The Company primarily emphasizes providing retail banking services to individuals living within its market area and commercial banking services to small and medium-sized corporations, partnerships, and sole proprietorships, as well as nonprofit organizations, local municipalities and school districts. Management believes that quality products and services, cross-selling initiatives, relationship building and outstanding customer service are all key elements to community banking. The Company's lending activities are targeted at increasing residential mortgage and construction loan originations, and expanding commercial and municipal lending, including the commercial real estate market. The Company works with customers and its business partners and government agencies to design financing that best meets our customers' needs, which might include involvement of the Vermont or New Hampshire Housing Finance agencies, the Small Business Administration (“SBA”), the U.S. Department of Agriculture Rural Development Agency, the Federal Home Loan Bank (“FHLB”) of Boston or Efficiency Vermont, to name a few. The Company utilizes its lending activities to develop broader customer relationships in areas served by its network of branches as a means to augment deposits. The Company produces loans for its portfolio as well as periodically sells or participates out a portion of the loans produced to mitigate interest rate or credit risk. For information on asset quality and the composition of the Company's loan portfolio by type of loan, including loans held for sale, see MD&A “Discussion of Financial Condition” contained in the Company's 2010 Annual Report to Shareholders, portions of which are filed as Exhibit 13.1 to this report and incorporated herein by reference.

The Company's retail loan portfolio consists primarily of residential mortgage loans, construction (B.U.I.L.D.) loans, home equity loans or lines of credit, traditional installment loans and personal lines of credit. The Company's commercial loan portfolio consists of term loans, lines of credit, commercial construction loans and commercial and multi-family real estate loans provided to primarily locally based borrowers. The municipal loan portfolio consists of term loans and construction financing.

Other services or products offered to our customers include, but are not limited to, the following:

•	Commercial loans for business purposes to business owners and investors for plant and equipment, lines of credit, working capital, real estate renovation and other sound business purposes;

•	Commercial real estate loans on income producing properties, including commercial construction loans;

•	SBA guaranteed loans;

•	Online cash management services, including account reconciliation, credit card depository, Automated Clearing House origination, wire transfers and night depository;

•	Merchant credit card services for the deposit and immediate credit of sales drafts from retail merchants, restaurants, professionals and the local tourism industry;

•	Business checking accounts;

•	Other services based on the individual needs of the customer including standby letters of credit, travelers or bank checks and safe deposit boxes;

•	Automated Teller Machine (“ATM”) services;

•	Debit MasterCard and ATM cards;

•	Telephone and Internet banking services, including bill pay;

•	Home improvement loans and overdraft checking privileges against preauthorized lines of credit;

•	Retail depository services including personal checking accounts, NOW accounts, savings accounts, money market accounts, certificates of deposit, IRA/SEP/KEOGH accounts and Health Savings accounts; and

•	Trust and asset management services to individuals and organizations.

The deposits of Union are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”) up to legal limits (generally $250,000 per depositor) with an unlimited level of insurance coverage available for certain noninterest bearing transaction and IOLTA accounts, until December 31, 2012. Additional insurance coverage is also available through Union's participation in the Certificate of Deposit Account Registry Service (“CDARS”) and the Insured Cash Sweep ("ICS") service of Promontory Interfinancial Network.

Consistent with the objective of the Company to serve the needs of individuals, businesses and others within the communities served, the Company seeks to concentrate its assets in loans. For the year ended December 31, 2010, the Company's rate of average loans to average deposits was 101.4%. To be consistent with the requirements of prudent banking practices, adequate assets are invested in high-grade securities or FDIC insured certificates of deposits to provide liquidity, diversification of income sources and safety. Deposits are the primary source of funds for use in lending, investing and for other general purposes. In addition we obtain funds from principal repayments, sales and prepayments of loans, securities and FDIC insured certificates of deposit. Other funding sources include brokered deposits purchased through CDARS, borrowings from the FHLB of Boston, correspondent banks or the Federal Reserve discount window or utilization of a repurchase agreement line. For information on the composition of Union's investment portfolio by type and maturity as well as other sources of liquidity, see MD&A, “Discussion of Financial Condition” contained in the Company's 2010 Annual Report to Shareholders, portions of which are filed as Exhibit 13.1 to this report and incorporated herein by reference.

The risk of nonpayment (or deferred payment) of loans is inherent in commercial banking. The Company's marketing focus on individuals and small- to medium-sized businesses results in the assumption by it of certain lending risks. Management carefully evaluates all loan applications and attempts to minimize credit risk exposure by the use of uniform loan underwriting guidelines, and approval and monitoring procedures. However, there can be no assurance that such measures will entirely reduce such lending risks. For additional information about the risks inherent in the Company's business, see MD&A “Risk Factors” contained in the Company's 2010 Annual Report to Shareholders, portions of which are filed as Exhibit 13.1 to this report and incorporated herein by reference.

Source of Business: Management believes that the market segments targeted, individuals, small to medium sized businesses, and municipalities in the Company's market area, demand the convenience and personal service that a smaller, independent financial institution can offer. It is these themes of convenience and personal service that form the basis of the Company's business development strategies. At December 31, 2010, Union maintained 14 branch offices, the new loan center and 30 ATMs, and also provided many of its services via the telephone and through its website, www.unionbankvt.com.

Management's operational strategy includes continued evaluation of growth opportunities and of changing market needs and the design and implementation of products and services to meet those needs, as well as the establishment and maintenance of infrastructure necessary to deliver those products and services effectively and efficiently. Measures taken by management in recent years to implement this approach have included the expansion of a loan production office to a full service branch location in St. Albans, Vermont announced in 2007 and completed in 2008, the 2007 expansion of the Company's Main Office; the announcement of an additional branch location in Danville, Vermont which was completed in 2008; and the 2007 additions of document imaging, Check 21 imaging and a new internal computer network. In addition to the completion of the two aforementioned branches, strategies for 2008 included the addition of remote item capture at all branches; the addition in the trust services division of another experienced officer; the addition of new avenues to sell loans via the FHLB of Boston Mortgage Partnership Finance Program; the introduction of Health Savings and electronic “virtua!” accounts; the introduction of the “Greenlend” energy efficiency and renewable energy loan programs; the outsourcing of the Company's transfer agent responsibilities to provide shareholders with “book entry” securities and online access to their investor information; and a successful effort to take advantage of the new technologies implemented to promote internal efficiencies which resulted in a decrease in the number of full-time equivalent employees during 2008 despite the addition of two new branch locations. Strategies for 2009 included increasing visibility of the Company and its services in the two communities where branches were opened in the second half of 2008; reviewing the profitability of branch and ATM locations, which led to the closing of one small branch in Hyde Park, Vermont and one ATM in West Burke, Vermont; reduction in administrative expenses and the number of full time equivalent staff by outsourcing statement preparation and mail operations, decreased courier expenses by reworking the schedule, and moving more of the work to internal employees; a review of internal operating procedures to streamline back office functions without compromising internal controls and selling the majority of qualified residential mortgage loans to mitigate future interest rate risk. Strategies for 2010 included the opening of a loan center in South Burlington, Vermont which extended our service area to the largest metropolitan area in the state and gave us the expertise to recently become both an FHA and VA approved lender; an upgrade to the Union Bank website including the addition of an Investor Relations page; the appointment of a new Company President, David Silverman, currently Vice President of the Company and Senior Vice President and Senior Loan Officer of Union, to become effective April 1, 2011; development of an internal data center backup site which will reduce future operating expenses, the sale of the small retail VISA card portfolio and the continued selling of the majority of qualified residential mortgage loans to mitigate future interest rate risks as interest rates remained near historic lows throughout 2010. Strategies for 2011 include the recently announced acquisition of three branch offices and their related loans, deposits and employees in Groveton, Littleton and North Woodstock, New Hampshire; implementation of new loan and deposit origination software which will automate and speed up processing; a new document imaging system which will be intregrated with the new loan and deposit origination system further increasing operational efficiencies; continuing to closely monitor credit and interest rate risk given the current state of the financial markets and the economy; and exploring expansion opportunities. The directors and management of the Company intend to continue to offer products and services that will allow the Company to manage responsibly the growth of its assets, while building and enhancing stockholder value, preserving Union Bank's image as a premier Vermont community bank and building that reputation in the northern New Hampshire market.

The Company seeks to capitalize upon the extensive business and personal contacts and relationships of its directors, Advisory Board members and officers to continue to develop the Company's customer base, as well as relying on director and Advisory Board referrals, officer-originated calling programs and customer and shareholder referrals.

Competition: The financial services industry is highly competitive. Union faces competition in attracting deposits and originating loans based upon a variety of factors including:

•	interest rates offered on deposit accounts;

•	interest rates charged on loans;

•	credit and service charges;

•	the quality of services rendered;

•	the convenience of banking facilities and other delivery channels; and

•	in the case of loans to larger commercial borrowers, relative lending limits.

The Company and Union face substantial competition for loans and deposits in their market area from local and regional commercial banks, savings banks, tax-exempt credit unions, mortgage brokers, and financial services affiliates of bank holding companies, as well as from national financial service providers such as mutual funds, brokerage houses, insurance companies, consumer finance companies and internet banks. Within the Company's market area are branches of several commercial and savings banks that are substantially larger than the Company. Union focuses on its community banking niche and on providing convenient locations, hours and modes of delivery to provide superior customer service. We have seen over the last few years, a trend by customers to turn to local community banks to fulfill their financial needs with organizations and people they know and trust. We are hopeful that this trend will continue.

In order to compete with the larger financial institutions in its service area, Union capitalizes on the flexibility and local autonomy which is accorded by its independent status. This includes an emphasis on personal service, timely decision making, local promotional activity, and personal contacts and community service by Union's officers, directors and employees. The Company strives to educate the public about the strength of the Company and the relative strength of the local economy in light of the national and global problems in the real estate and financial markets.

The Company competes for checking, savings, money market accounts and other deposit accounts by offering customers competitive products and rates, personal service, local area expertise, convenient locations and access, and an array of financial services and products. Deposit “specials” offered by local and national competitors as well as the variety of nonbanking investment avenues open to our customers and the public makes deposit growth challenging.

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

The competitive environment for financial institutions has undergone significant change in recent years (see “Financial Services Modernization” below) and the Company anticipated a significant scale back of the powers granted to various financial institutions given the meltdown in the financial markets in late 2008 and the continuing economic recession. A community banking organization like Union Bankshares, which engages in traditional banking activities, differs markedly from the large international financial organizations that engage in risky financial activities and that may have a retail bank as part of their portfolio of companies. Many of the wide scale regulatory measures that have been implemented or proposed as a result of the financial market meltdown of 2008 have not specifically targeted the abusers of the industry but have often been aimed at all “banks”. Nevertheless, these measures have had, and will have, a negative impact on the Company's and its customers' operational and financial results. In addition, the failure of banks has detracted from the public's view of the banking industry as safe and sound but fortunately the majority of those failures have been in other areas of the United States which have been more severly affected by the economic recession. The Company and its officers will continue to be active members of the communities we serve and strong advocates for community banks and the safety and soundness of these institutions.

Tax-exempt credit unions have become an increasingly significant source of competition. Credit union common bond requirements and the definition of a credit union “member” have been interpreted liberally by federal and state credit union regulators while at the same time, the scope of products credit unions are permitted to offer has steadily expanded, resulting in greater penetration of this tax-advantaged segment of the financial services industry into traditional banking markets. In 2003, the SBA expanded the eligibility of certain lending programs to include all credit unions. During 2005, Vermont's credit union statute was comprehensively updated, granting state-chartered credit unions significantly expanded powers to offer financial products and services beyond those traditionally offered by credit unions and in 2009 some credit unions were granted state wide access to customers (i.e. you live in the state of Vermont, you can be a member). During 2010, the credit union industry received taxpayer assistance to resolve insolvent multi billion-dollar corporate credit unions despite the fact that credit unions do not pay any federal or state income taxes. In addition, legislation was recently introduced into Congress to further expand the business lending authority of federally-chartered credit unions. Credit unions are also not required to reinvest in their communities. Credit unions' exemption from these rules has helped them to increase market share and double their business lending in the past five years. Community banks find it increasingly difficult to compete on this uneven playing field.

Competitive change is also occurring due to rapid technological advances which increasingly permit the delivery of financial products and services without the need for a physical presence in the market area served and which also are likely to diminish the importance of traditional “bricks and mortar” in market presence and reduce the role of financial intermediaries, such as banks, in the transfer of funds between parties. As a result, the Company's future success will depend in part on its ability to address customers' needs by using technology to market and deliver its products and services.

Recent Developments: The U.S. and global economies continue to experience significant stress and disruptions in the financial sector. Dramatic slowdowns in the housing industry with falling home prices, increasing foreclosures and high unemployment rates have resulted in major challenges for some financial institutions, including government-sponsored entities and investment banks. These issues have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.

Despite the volatile economy, Vermont has one of the lowest residential foreclosure rates in the country. Also, as northern New England had not experienced the dramatic run up in housing prices, likewise, we have not seen property values drop as far as other parts of the country. We did and do not knowingly originate or invest in subprime nor did we offer interest only mortgages or similar high-risk mortgage products.

In response to the financial crisis affecting the banking and financial markets, in October 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the FDIC temporarily increased the deposit insurance coverage limits to $250,000 per ownership category at each insured financial institution until December 31, 2009. This increased coverage limit was subsequently extended to December 31, 2013 and in 2010 was made permanent. After receiving a recommendation from the Boards of the FDIC and the Federal Reserve System (the “FRB” or the “Federal Reserve”), the Treasury signed the systemic risk exception to the FDIC Act, one of the measures enabled the FDIC to temporarily provide a 100% guarantee of deposits in noninterest bearing transaction deposit accounts under a Temporary Liquidity Guarantee Program. Coverage under the Temporary Liquidity Guarantee Program for noninterest bearing transaction deposits in excess of the $250,000 insured deposit limit was effective through December 31, 2010. The Company made a decision to participate in the Temporary Liquidity Guarantee Program regarding the Noninterest Bearing Deposit Account Guarantee program. During 2010, the program regarding Noninterest Bearing Deposit Account Guarantee was extended until December 31, 2012 and all FDIC insured banks are required to participate, including Union.

The FDIC adopted a revised, risk-based assessment system to determine assessment rates to be paid by member institutions, such as Union. Under this revised assessment system, risk is defined and measured using an institution's supervisory ratings, combined with certain other risk measures, including certain financial ratios and long-term debt issuer ratings. The annual risk based assessment rates for 2008 ranged from $0.05 to $0.43 per $100 of insured deposits. The annual risk based assessment rates for 2009 and 2010 were $0.07 to $0.775 and will remain at that level for future assessment periods until changed by the FDIC. On February 7, 2011, the FDIC insurance assessment base was changed from average total deposits to average total assets minus average tangible equity which becomes effective on April 1, 2011 and will most likely result in lower future assessments for community banking institutions such as Union. The FDIC has the discretion to price deposit insurance according to risk for all insured institutions regardless of the level of their reserve ratio so future costs to the Company are undeterminable.

On September 3, 2009, the U.S. Treasury issued a policy statement (“the Treasury Policy Statement”) entitled “Principles for Reforming the U.S. and International Regulatory Capital Framework for Banking Firms”. The Treasury Policy Statement was developed in consultation with federal banking regulatory agencies and contemplates changes to the existing regulatory capital regime and affects all regulated banking organizations and other systemically important institutions. The Treasury Policy Statement calls for, among other things, higher and stronger capital requirements for all banking firms. The Treasury Policy Statement suggested that changes to the regulatory capital framework be phased in over a period of several years. The recommended schedule provided for a comprehensive international agreement by December 31, 2010, with the implementation of reforms by December 31, 2012. The Basel III Capital Framework agreement was published in December 2010 and the proposed U.S. rule making is expected to be issued in the spring of 2011. The Basel III Capital Framework increases the minimum capital levels phased in from 2013 to 2019, creates a capital conservation buffer, refines the definition of components of a company's capital, implements increased capital requirements for trading book exposures and counterparty credit exposures, introduces new liquidity risk ratios and creates a new countercyclical capital buffer. The Company's ratios are well over the new minimums plus the buffer at December 31, 2010. The new liquidity risk ratios have yet to be defined but are anticipated to be similar to internal ratios already utilized by the Company in its internal Asset/Liability Management processes.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law. The Dodd-Frank Act will likely result in dramatic changes across the financial regulatory system, some of which become effective immediately and some of which will not become effective until various future dates. Implementation of the Dodd-Frank Act will require many new rules to be made by various federal regulatory agencies over the next several years. Uncertainty remains until final rulemaking is complete as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact either on the financial services industry as a whole or on the Company's business, results of operations, and financial condition. Provisions in the legislation that affect deposit insurance assessments, payments of interest on demand deposits, and interchange fees could increase the costs associated with deposits and place limitations on certain revenues those deposits may generate. The Dodd-Frank Act includes provisions that, among other things, will:

•
Centralize responsibility for consumer financial protection by creating a new agency, the Bureau of Consumer Financial Protection, responsible for implementing, examining and enforcing compliance with federal consumer financial laws;

•
Create the Financial Stability Oversight Council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity;

•
Provide mortgage reform provisions regarding a customer's ability to repay, restricting variable-rate lending by requiring that the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures and certain other revisions;

•
Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund ("DIF"), and increase the floor on the size of the DIF, which generally will require an increase in the level of assessments for institutions with assets in excess of $10 billion;

•
Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until January 1, 2013 for noninterest-bearing demand transaction accounts at all insured depository institutions;

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, which apply to all public companies, not just financial institutions;

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•
Amend the Electronic Fund Transfer Act ("EFTA") to, among other things, give the Federal Reserve the authority to establish rules regarding intercharge fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer; and

•
Eliminate the Office of Thrift Supervision ("OTS") one year from the date of the new law's enactment and the Office of the Comptroller of the Currency, ("OCC") which is currently the primary federal regulator for national banks, will become the primary federal regulator for federal thrifts. In addition, the Board of Governors of the Federal Reserve System will supervise and regulate all savings and loan holding companies that were formerly regulated by the OTS.

While this legislation is focused principally on changes to the financial regulatory system, several corporate governance, disclosure and compensation provisions of the Dodd-Frank Act target public companies. The corporate governance, disclosure and compensation provisions include:

•
A requirement that public companies solicit an advisory vote on executive compensation ("Say-on-Pay"), an advisory vote on the frequency of Say-on-Pay votes ("Say-on-Frequency") and, in the event of a merger or other extraordinary transaction, an advisory vote on certain "golden parachute" payments ("Say-on-Golden-Parachutes");

•
Requirements that the Securities and Exchange Commission ("SEC") adopt rules directing the securities exchanges to adopt listing standards with respect to compensation committee independence and the use of consultants;

•
Provisions calling for the SEC to adopt expanded disclosure in the annual proxy statement and other filings, particularly in the area of executive compensation, such as disclosure of pay versus performance, the ratio of CEO pay to the pay of a median employee and policies with regard to hedging transactions conducted by employees and directors;

•
Provisions that will require the adoption or revision of certain other policies, such as compensation recovery policies providing for the recovery of executive compensation in the event of a financial restatement;

•	A provision clarifying the SEC's authority to adopt rules requiring issuers to include in the proxy solicitations shareholder nominations for director; and

•
A provision granting permanent relief from the auditor attestation requirements of Section 404 of the Sarbanes Oxley Act for public companies, such as Union Bankshares, that qualify as so-called "smaller reporting companies" under applicable SEC rules.

The SEC and stock exchanges are working to adopt a number of new rules and standards in order to implement the requirements of the Dodd-Frank Act. As a smaller reporting company, the Company will qualify for delayed applicability of some of the new corporate governance requirements, such as the Say-on-Pay provision.

Union Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank (“FHLB”) provides a central credit facility primarily for member institutions. Members of the FHLB are required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loan and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. Union Bank was in compliance with this requirement with an investment in FHLB of Boston (“FHLBB”) stock at December 31, 2010 of $1.9 million. At December 31, 2010, Union Bank had $29.0 million outstanding FHLBB advances.

The Federal Home Loan Banks are required to provide funds for certain purposes, including the resolution of insolvent thrifts in the late 1980s, and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB advances increased, a member bank affected by such reduction or increase would likely experience a reduction in its net interest income. Legislation has changed the structure of the Federal Home Loan Banks' funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. In late 2008, the FHLBB increased its retained earnings target in light of ongoing market volatility, announced a moratorium on excess stock repurchases and suspended its dividend. The FHLBB did not pay dividends in either 2009 or 2010 but announced in early 2011 that they have met both regulatory and internal retained earnings targets and have paid a modest dividend to their members. The moratorium on stock repurchases has not yet been lifted. FHLBB remains in compliance with all regulatory capital ratios as of December 31, 2010.

It is not clear at this time what impact the various regulatory, liquidity and funding initiatives of the FRB, the FDIC, and other agencies that have been previously announced, and any additional programs that may be initiated in the future, will have on the Company and the U.S. and global financial markets.

Regulation and Supervision: The following discussion describes certain material elements of an extensive regulatory framework applicable to bank holding companies and their subsidiaries and provides certain information specific to the Company. The Company and Union are required to file periodic reports and other information with the various regulators concerning our activities, financial condition and results of operations in addition to obtaining regulatory approvals prior to entering into certain transactions. The regulatory framework is intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole, and not for the protection of security holders. This regulation and supervision establishes a comprehensive framework of activities in which a bank holding company or a bank can engage. This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. To the extent that this information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions.

As a Vermont-chartered commercial bank, Union is subject to regulation, examination, and supervision by the Vermont Banking Department and the FDIC. Regular examinations of Union by the Vermont Banking Department and the FDIC include examination of the bank's financial condition and operations, including but not limited to its capital adequacy, loan reserves, loans, investments, earnings, liquidity, compliance with laws and regulations, record of performance under the federal Community Reinvestment Act of 1977, as amended (“CRA”) as well as under the Bank Secrecy Act, trust operations and the performance of its management.

In addition the Company, as a registered one bank holding company, is subject to regulation, examination and supervision by the FRB.

The Company is also under the jurisdiction of the Securities and Exchange Commission (“SEC”) for matters relating to the offering and sale of its securities as well as investor reporting requirements. The Company is subject to restrictions, reporting requirements and review procedures under federal securities laws and regulations. The Company's common stock is listed on the NASDAQ Global Select Market (“NASDAQ”) under the trading symbol “UNB” and accordingly, the Company is subject to the rules of NASDAQ for listed companies.

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

Federal Reserve Board Policies and Reserve Requirements. The monetary policies and regulations of the FRB have had a significant effect on the operating results of banks in the past and are expected to continue to do so in the future. FRB policies affect the levels of bank earnings on loans and investments and the levels of interest paid on bank deposits through the Federal Reserve System's open-market operations in United States government securities, regulation of the discount rate and terms on bank borrowings from Federal Reserve Banks and regulation of non-earning reserve requirements. Regulation D promulgated by the FRB requires all depository institutions to maintain reserves against their transaction accounts (generally, demand deposits, NOW accounts and certain other types of accounts that permit payments or transfers to third parties) and non-personal time deposits (generally, money market deposit accounts or other savings deposits held by corporations or other depositors that are not natural persons, and certain other types of time deposits), subject to certain exemptions. As of December 31, 2010, Union's reserve requirement was approximately $360 thousand which was satisfied by vault cash.

Bank Holding Company Acquisitions and Activities. As a bank holding company, the Company is subject to supervision and regulation by the FRB under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). Under the BHC Act, the activities of bank holding companies, such as Union Bankshares, and those of companies that they control, such as Union, or in which they hold more than 5% of the voting stock, are limited to banking, managing or controlling banks, furnishing services to or performing services for their subsidiaries, or certain activities that the FRB has determined to be so closely related to banking, managing or controlling banks as to be a proper incident thereto. As described below, a bank holding company that has elected to become a "financial holding company" under the federal Gramm-Leach-Bliley Financial Modernization Act of 1999 ("Gramm-Leach-Bliley Act") may engage in certain additional activities. Bank holding companies such as Union Bankshares that have not elected to become financial holding companies, are generally required to obtain the prior approval of the FRB to engage in any new activity or to acquire more than 5% of any class of voting stock of any bank or other company. Satisfactory capital ratios, CRA ratings and anti-money laundering policies are generally prerequisites to obtaining Federal regulatory approval to make acquisitions.

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

The FRB has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and rate of earnings retention that is consistent with the company's capital needs, asset quality and overall financial condition.

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

Source of Strength. Under long-standing FRB policy and now codified in the Dodd-Frank Act, bank holding companies, such as Union Bankshares, are required to act as a source of financial and management strength to their subsidiary banks, such as Union, and to commit resources to support them. This support may be called for at times when a bank holding company may not have the required resources to do so.

Interstate Banking. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 authorized an adequately capitalized and managed bank holding company to acquire banks based outside its home state, generally without regard to whether the state's law would permit the acquisition, and also authorized banks to merge across state lines thereby creating interstate branches. In addition, this Act authorized banks to acquire existing interstate branches (short of merger) or to establish new interstate branches. States were given the right, exercisable before June 1, 1997, to prohibit altogether or impose certain limitations on interstate mergers and the acquisition or establishment of interstate branches. The Dodd-Frank Act removed remaining state law impediments to de novo interstate branching. Although interstate banking and branching may result in increased competitive pressures in the markets in which the Company operates, interstate branching may also present competitive opportunities for locally-owned and managed banks, such as Union, that are familiar with the local markets and that emphasize personal service and prompt, local decision-making. The ability to branch interstate has also benefited Union, as it has permitted the expansion of its banking operations into New Hampshire, with the conversion of its loan production office in Littleton to a full service branch in March of 2006 and the pending 2011 acquisition of three additional New Hampshire branches from Northway Bank.

Affiliate Restrictions. Bank holding companies and their affiliates are subject to certain restrictions under the Federal Reserve Act in their dealings with each other, such as in connection with extensions of credit, transfers of assets, and purchase of services among affiliated parties. The Dodd-Frank Act further tightened these restrictions. Generally, loans or extensions of credit, issuances of guarantees or letters of credit, investments or purchases of assets by a subsidiary bank from a bank holding company or its affiliates are limited to 10% of the bank's capital and surplus (as defined by federal regulations) with respect to each affiliate and to 20% in the aggregate for all affiliates, and borrowings are also subject to certain collateral requirements. These transactions, as well as other transactions between a subsidiary bank and its holding company or other affiliates must generally be on arms-length terms, that is, on terms comparable to those involving nonaffiliated companies. Further, under the Federal Reserve Act and FRB regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in-arrangements in connection with extensions of credit or lease or sale of property, furnishing of property or services to third parties. The Company and Union are subject to these restrictions in their intercompany transactions.

Bank Laws and Regulations. The various laws and regulations applicable to Union that are administered by the FDIC and the Vermont Banking Commissioner affect Union's corporate practices, such as payment of dividends, incurring of debt and acquisition of financial institutions and other companies. These laws also affect its business practices, such as payment of interest on deposits, guidelines on concentrations in commercial real estate lending, limitations on loans to one borrower, the charging of interest on loans, privacy issues and the location of offices. If, as a result of an examination of the Bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank's operations are unsatisfactory, or that the Bank or its management is violating or has violated any law or regulations, various remedies are available to the FDIC. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the Bank's deposit insurance. The Vermont Department of Banking has many of the same remedial powers. There are no outstanding regulatory orders resulting from regulatory examinations of the Company or Union.

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

Loans to Related Parties. The Company's and Union's authority to extend credit to their directors, executive officers and 10 or more percent stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of the Federal Reserve Act and Regulation O of the FRB thereunder. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based in part, on the amount of the bank's capital.

Under NASDAQ guidelines, any related party transaction including loans must be reviewed by the Company's Audit Committee. In addition, under the federal Sarbanes-Oxley Act of 2002 (discussed below), the Company, itself, may not extend or arrange for any personal loans to its directors and executive officers. The Company has a Related Persons Transactions Approval Policy administered by the Company's Board of Directors which incorporates applicable regulatory guidelines and requirements.

Capital Adequacy Guidelines. The FRB, the FDIC and other federal banking regulators have issued substantially similar risk based and leverage capital guidelines for United States banking organizations. Those regulatory agencies are also authorized to require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The FRB's risk based capital guidelines define a three-tier capital framework and specify three relevant capital ratios: Tier 1 Capital Ratio, a Total Capital Ratio and a “Leverage Ratio.” Tier 1 Capital consists of common and qualifying preferred shareholders' equity, plus or minus certain intangibles and other adjustments. The remainder (Tier 2 and Tier 3 Capital) consists of subordinate and other qualifying debt, preferred stock that does not qualify as Tier 1 Capital, and the allowance of credit losses up to 1.25% of risk-weighted assets.

The sum of Tier 1, Tier 2 and Tier 3 Capital, less investments in unconsolidated subsidiaries, represents qualifying “Total Capital,” at least 50% of which must consist of Tier 1 Capital. Risk-based capital ratios are calculated by dividing Tier 1 Capital and Total Capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories or risk weights, based primarily on relative credit risk. The minimum Tier 1 Capital Ratio is 4% and the minimum Total Capital Ratio is 8%. The Leverage Ratio is determined by dividing Tier 1 Capital by adjusted average total assets. Although the minimum Leverage Ratio is 3%, most banking organizations are required to maintain Leverage Ratios of at least 1 to 2 percentage points above the minimum. A financial institution's failure to meet minimum regulatory capital standards can lead to other penalties, including termination of deposit insurance or appointment of a conservator or receiver for the financial institution. Risk-based capital ratios are the primary measure of regulatory capital presently applicable to bank holding companies. Risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets.

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

The FRB's capital adequacy guidelines exempt certain “small bank holding companies” from its risk-based capital requirements. Although the Company meets the consolidated assets test of under $500 million, it does not qualify for this regulatory relief because it does not meet the separate requirement that the small bank holding company not have a material amount of its securities registered with the Securities and Exchange Commission.

The Dodd-Frank Act in effect requires the FRB to change the manner of calculating Tier 1 capital for bank holding companies under its consolidated capital guidelines to conform to the Tier 1 capital calculation for insured depository institutions under the FDIC's Prompt Corrective Action provisions (described below). This will foreclose the reliance of bank holding companies on certain hybrid securities, such as trust preferred securities, for raising Tier 1 capital. The Company has not issued any trust preferred or other hybrid securities.

At December 31, 2010, the Company's consolidated Total and Tier I Risk-Based Capital Ratios were 15.1% and 13.9%,

respectively, and its Leverage Capital Ratio was 9.7%, and it is considered well-capitalized under the above regulatory guidelines. Under the anticipated capital ratio standard increases resulting from the Basel III Capital Framework published in December 2010 our current capital ratios are more than sufficient to satisfy those anticipated increases. However, an increase in the amount of capital that the Company or Union must maintain in order to support a given level of assets would reduce the amount of leverage that our capital could support. This might adversely affect our ability to increase our level of interest-earning assets or to allocate those assets in the best manner to generate interest income.

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

The various federal banking agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the Total Capital, Tier 1 Ratio and the Leverage Ratio as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under current regulations, a “well capitalized” institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. An “adequately capitalized” institution must have a Tier 1 capital ratio of at least 4%, a total capital ratio of at least 8% and a leverage ratio of at least 4%, or 3% in some cases.

At December 31, 2010, Union's Total and Tier 1 Risk-Based Capital Ratios were 15.1% and 13.9%, respectively, its Leverage Capital Ratio was 9.7% and was considered well-capitalized under the Prompt Corrective Action capital standards. Union is not aware of any development since December 31, 2010 that would change its regulatory capital category.

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

FDICIA also contains a variety of other provisions that may affect Union's operations, including reporting requirements, regulatory guidelines for real estate lending, “truth in savings” disclosure provisions, and the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch.

Community Reinvestment Act. Union is subject to the federal CRA, which requires banks to demonstrate their commitment to serving the credit needs of low and moderate income residents of their communities. Union participates in a variety of direct and indirect lending programs and other investments for the benefit of the low and moderate income residents in the local communities. The FDIC conducts examinations of insured banks' compliance with CRA requirements and rates institutions as "Outstanding," "Satisfactory," "Needs to Improve," and "Substantial Non-Compliance." Failure of an institution to receive at least a "Satisfactory" CRA rating could adversely affect its ability to undertake certain activities, such as acquisitions of other financial institutions, which require regulatory approval based, in part, on the institution's record of CRA compliance. In addition, failure of a bank subsidiary to receive at least a "Satisfactory" rating would disqualify a bank holding company from eligibility to become or remain a financial holding company under the Gramm-Leach-Bliley Act. (See "Financial Modernization" above.) At its 2010 CRA compliance examination by the FDIC, Union again received a rating of “Outstanding.”

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

Concentrated Commercial Real Estate Lending Regulations. The federal banking agencies, including the FDIC, have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of the total capital or (ii) total reported loans secured by multifamily and non-farm residential properties and loans for construction, land development, and other land represent 300% or more of total capital and the bank's commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner occupied loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address the following key elements: board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending.

Deposit Insurance Premium Assessments. As a member of the FDIC, the deposits of Union are permanently insured under the Deposit Insurance Fund (“DIF”) maintained by the FDIC up to $250,000 per ownership category. Noninterest bearing transaction accounts have unlimited FDIC insurance coverage until December 31, 2012. These substantive changes in insurance coverage are designed to bolster consumer confidence in the safety of their money in banks and in the strength of the banking system.

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

For the year ended December 31, 2008, the Bank's total FDIC insurance assessment expense was $87 thousand, for 2009 was $684 thousand including the special emergency assessment levied by the FDIC on September 30, 2009 which amounted to $191 thousand for Union and $499 thousand for 2010 which did not include any special assessments. With the 2011 changes to the FDIC insurance assessment base as discussed above, the Bank is anticipating a lower related expense for 2011. At December 31, 2010 there still remained a noninterest-earning asset for Prepaid FDIC insurance for 2011 and 2012 of $1.2 million for the Bank resulting from the FDIC imposed prepayment requirement of December 31, 2009.

Brokered Deposits. FDICIA restricts the ability of an FDIC-insured bank to accept brokered deposits unless it is a well-capitalized institution under FDICIA's prompt corrective action guidelines. Union has accepted brokered time deposits through its membership with the CDARS and is eligible to accept brokered money market deposits through ICS of the Promontory Interfinancial Network.

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

The establishment of the new federal Consumer Financial Protection Bureau in late 2010 pursuant to the Dodd-Frank Act may lead to conflicting regulatory guidance for community banks and increase regulatory costs and burdens.

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

Not all of the rules under the Act have gone into effect for the Company since it is a smaller reporting company. In particular, while the Company became subject in 2007 to the portion of Section 404 of Sarbanes-Oxley requiring the certification of internal controls by the chief executive officer and the chief financial officer, application of the auditors attestation requirement was temporarily delayed for smaller reporting companies such as Union Bankshares, and this relief was made permanent by the Dodd-Frank Act.

In order to be considered an accelerated filer under the Sarbanes-Oxley Act, the market value of the Company's outstanding class of stock registered under the Exchange Act as of June 30 which is held by non-affiliates (so-called “public float”) must exceed $75,000,000. Since the Company is not an accelerated filer and therefore meets the qualification requirements under the Securities and Exchange Commission rules for smaller reporting companies adopted by the SEC in December, 2007, it is granted some relief in the periodic reporting and proxy disclosure requirements.

NASDAQ. In response to the Sarbanes-Oxley Act, the NASDAQ, where the Company's common stock is listed, implemented new corporate governance listing standards, including rules strengthening director independence requirements for boards and committees of the board, the director nomination process and shareholder communication avenues. These rules require the Company to annually certify to the NASDAQ, after each annual meeting, that the Company is in compliance and will continue to comply with the NASDAQ corporate governance requirements.

Taxing Authorities. The Company and Union are subject to income taxes at the Federal level and are individually subject to state taxation based on the laws of each state in which they operate. The Company and Union file a consolidated federal tax return with a calendar year-end. The Company and Union have filed separate tax returns for each state jurisdiction affected for 2009 and will do the same for 2010. No tax return is currently being examined or audited by any taxing authority that the Company is aware of.

Recent Regulatory Initiatives. In light of current conditions and the market outlook for continuing weak economic conditions, regulators have increased their focus on the regulation of financial institutions. The Dodd-Frank Act will require many new rules over the coming years that could substantially intensify the regulation of financial institutions. That act and any other such initiatives may change banking statutes and the operating environment of the Company and the Bank in substantial and unpredictable ways. The Company cannot determine the ultimate effect that any potential legislation, if enacted, or implementing regulations with respect thereto, would have, upon the financial condition or results of operations of the Company or the Bank. A change in statutes, regulations or regulatory policies applicable to the Company or the Bank could have a material effect on the financial condition, results of operations or business of the Company and the Bank.

Available Information: The Company files annual, quarterly, and current reports, proxy statements, and other documents with the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”). The public may read and copy any materials that Union Bankshares, Inc. has filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549-0213. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including Union Bankshares, that file electronically with the SEC. The public can obtain any documents that the Company has filed with the SEC at www.sec.gov.

Our Internet website is www.unionbankvt.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including any amendments to those reports filed or furnished pursuant to section 13(a) or 15(d), proxy statements filed pursuant to Section 14(a) and reports filed pursuant to Section 16, 13(d) and 13(g) of the Exchange Act are available free of charge through the Investor Relations page of our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exhchange Commission. The information on our website is not incorporated by reference into this report.

The Company will also provide copies of its Annual Report on Form 10-K, free of charge, upon written request to its Treasurer at the Company's main address, PO Box 667, Morrisville, VT 05661-0667. Shareholder meeting materials in a downloadable, printable and searchable format are available at www.cfpproxy.com/6393.

Item 1A. Risk Factors

Not applicable as the Company meets the qualification requirements for smaller reporting companies.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

As of December 31, 2010, Union operated 14 community-banking locations in Lamoille, Caledonia and Franklin counties of Vermont and one in Littleton (Grafton County), New Hampshire and a loan center in South Burlington, Vermont. In addition, Union also operates 29 ATMs in northern Vermont and one in Littleton, New Hampshire. Union owns, free of encumbrances, eleven of its branch locations and its operations center and leases three branch locations, the loan center and certain ATM premises from third parties under terms and conditions considered by management to be favorable to Union. Union also owns or leases certain properties contiguous to its branch locations for staff and customer parking convenience.

Additional information relating to the Company's properties as of December 31, 2010, is set forth in Note 8 to the consolidated financial statements contained in Exhibit 13.1 to this report, and incorporated herein by reference.

Item 3. Legal Proceedings

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

Item 4. [Reserved]

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price, Dividends and Repurchases: For information regarding the market for the Company's stock, trading prices, dividends and number of record holders, please refer to page 82 of the Company's 2010 Annual Report to Shareholders, contained in Exhibit 13.1 to this report, which information is incorporated herein by reference.

Union Bankshares, Inc. is listed on the NASDAQ Global Select Market under the trading symbol “UNB”.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

October, 2010	114	$18.18	114	2,386
November, 2010	—	—	—	2,386
December, 2010	—	—	—	—

(1)
All purchases were made pursuant to an informal stock repurchase program adopted in 2010 pursuant to which the Company may repurchase up to 2,500 shares of common stock each quarter with no carry over from quarter to quarter of the unused portion of the authorization. Purchases may be made in the open market or negotiated transactions. As of December 31, 2010 the Company had repurchased 5,004 shares under this program for a total cost of $90 thousand during 2010.

Equity Compensation Plans: During the quarter ended December 31, 2010, no incentive stock options previously granted pursuant to either of the Company's Incentive Stock Option Plans were exercised. There were no options granted during the quarter. There were 2,500 options that lapsed during the quarter ended December 31, 2010 leaving 15,000 options granted earlier in 2010 or in prior years outstanding at December 31, 2010. Participation in the 2008 Incentive Stock Option Plan

(“Plan”) is limited to those senior officers of the Company or its subsidiary (currently three active participants) selected by the Board of Directors in its discretion. The exercise price of all options granted under the Plan represents the fair market value of the shares on the date of grant. Shares issuable to Plan participants upon exercise of incentive stock options have not been registered with the Securities and Exchange Commission. Such shares are restricted securities, issued under statutory exemptions available under the Securities Act of 1933, including Section 4(2) thereof, for offers and sales not involving a public offering.

The following table summarizes certain information regarding equity compensation under the Company's 1998 and 2008 Incentive Stock Option Plans, the only equity compensation plans of the Company:

Equity Compensation Plan Information as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders

1998 Incentive Stock Option Plan	5,000	$21.46	—
2008 Incentive Stock Option Plan	10,000	$17.97	40,000

Equity compensation plans not approved by security holders	—	—	—

Total	15,000	$19.13	40,000

The Company normally pays regular quarterly cash dividends in February, May, August and November of each year. The Company has occasionally declared a special cash or stock dividend. Dividends have generally been managed in line with long-term trends in earnings per share results and conservative earnings projections, while sufficient profits are retained to support anticipated business growth, fund strategic investments and provide continued support for the Company's deposit-taking and lending activities. Dividends paid by Union are the primary source of funds available to the Company for payment of dividends to its shareholders. Union is subject to certain requirements imposed by federal banking laws and regulations. These requirements, among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by Union to the Company. Future dividends are subject to the discretion of the Company's Board of Directors, cash needs, general business conditions, dividends from Union, and applicable governmental regulations and policies.

Five Year Performance Graph: Not applicable as the Company meets the qualification requirements for smaller reporting companies.

ITEM II
Item 6.     Selected Financial Data

Not applicable as the Company meets the qualification requirements for smaller reporting companies

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Please refer to pages 46 to 79 of the Company's 2010 Annual Report to Stockholders section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations”, contained in Exhibit 13.1 to this report, which information is incorporated herein by reference

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Please refer to pages 71 to 79 of the Company's 2010 Annual Report to Shareholders section entitled “Other Financial Considerations”, contained in Exhibit 13.1 to this report, which information is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

Pursuant to regulatory relief available to smaller reporting companies the Company has elected to present audited statements of income, cash flows and changes in stockholders' equity for each of the preceding two rather than three, fiscal years.

The consolidated balance sheets of Union Bankshares, Inc. as of December 31, 2010 and 2009 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the two year period ended December 31, 2010, together with related notes and the report of Berry, Dunn, McNeil & Parker, independent registered public accounting firm, with respect to the financial statements for the years ended December 31, 2010 and 2009 all as contained on pages 10 to 45 of the Company's 2010 Annual Report to Shareholders, contained in Exhibit 13.1 to this report, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company's chief executive officer and chief financial officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2010. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.

Management's Report on Internal Control Over Financial Reporting. The Company's management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f). The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, the Company's management concluded that, as of December 31, 2010, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This annual report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to permanent relief from such requirement accorded to smaller reporting companies by the Dodd-Frank Act.

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

Item 9B. Other Information

None

PART III
Item 10.  Directors, Executive Officers and Corporate Governance

The following information from the Company's Proxy Statement for the 2011 Annual Meeting of Shareholders is hereby incorporated by reference:

Listing of the names, ages, principal occupations, business experience and specific qualifications of the directors under the caption “PROPOSAL I: TO ELECT DIRECTORS”.

Listing of the names, ages, titles and business experience of the executive officers and named executives under the caption “EXECUTIVE OFFICERS”.

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 under the caption “SHARE OWNERSHIP INFORMATION - Section 16(a) Beneficial Ownership Reporting Compliance”.

The Company has adopted a Code of Ethics for Senior Financial Officers and the Chief Executive Officer and a Code of Ethics for all directors, officers and employees. A request for either of the Company's Code of Ethics can be made either in writing to JoAnn Tallman, Union Bankshares, Inc., PO Box 667, Morrisville, VT 05661, by email at ubexec@unionbankvt.com or can be found on the Company's investor relations page accessed via Union Bank's website at www.unionbankvt.com. The Company will make any legally required disclosures regarding amendments to, or waivers of provisions of its Codes of Ethics in accordance with the rules and regulations of the Securities and Exchange Commission including posting the codes on the Company's investor relations page accessed via Union Bank's website at www.unionbankvt.com.

Item 11. Executive Compensation

The following information from the Company's Proxy Statement for the 2011 Annual Meeting of Shareholders is hereby incorporated by reference:

Information regarding compensation of directors under the caption “PROPOSAL I: TO ELECT DIRECTORS - Directors' Compensation”.

Information regarding executive officer and named executive compensation and benefit plans under the caption - “EXECUTIVE COMPENSATION”.

Information regarding management interlocks and certain transactions under the caption “PROPOSAL I: TO ELECT DIRECTORS - Compensation Committee Interlocks and Insider Participation”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following information from the Company's Proxy Statement for the 2011 Annual Meeting of Shareholders is hereby incorporated by reference:

Information regarding the share ownership of management and principal shareholders under the caption “SHARE OWNERSHIP INFORMATION - Share Ownership of Management and Principal Holders”.

Information regarding equity securities authorized for issuance under the Company's equity compensation plans is included in Part II, Item 5 of this report under the caption “Equity Compensation Plans”, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

The following information from the Company's Proxy Statement for the 2011 Annual Meeting of Shareholders is hereby incorporated by reference:

Information regarding transactions with management and directors under the caption “PROPOSAL I: TO ELECT DIRECTORS - Transactions with Management and Directors”.

Item 14. Principal Accountant Fees and Services

The following information from the Company's Proxy Statement for the 2011 Annual Meeting of Shareholders is hereby incorporated by reference:

Information on fees paid to the Independent Auditors set forth under the caption “PROPOSAL 2: RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS - Fees Paid to Independent Auditors”.

PART IV
Item 15. Exhibits, Financial Statement Schedules

Documents Filed as Part of this Report:

(1)	The following consolidated financial statements, contained in the 2010 Annual Report to Shareholders, portions of which are filed as Exhibit 13.1 to this report, are incorporated herein by reference:

1)Report of Independent Registered Public Accounting Firm
2)Consolidated Balance Sheets at December 31, 2010 and 2009
3)Consolidated Statements of Income for the years ended December 31, 2010 and 2009
4)Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2010 and 2009
5)Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009
6)Notes to the Consolidated Financial Statements

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
10.2    1998 Incentive Stock Option Plan of Union Bankshares, Inc. and Subsidiary, previously filed with the Commission as Exhibit 3.1 to the Company's Registration Statement on Form S-4 (#333-82709) and incorporated herein by reference.*
10.3    2008 Amended and Restated Nonqualified Deferred Compensation Plan of Union Bankshares, previously filed with the Commission as Exhibit 10.3 to the Company's 2008 Form 10-K and incorporated herein by reference.*
10.4    Union Bankshares, Inc. Executive Nonqualified Excess Plan, previously filed with the Commission as Exhibit 10.4 to the Company's 2006 Form 10-K and incorporated herein by reference.*
10.5    First Amendment to the Union Bankshares, Inc. Executive Nonqualified Excess Plan, previously filed with the Commission as Exhibit 10.5 to the Company's 2008 Form 10-K and incorporated herein by reference.*
10.6    2008 Incentive Stock Option Plan of Union Bankshares Inc. and Subsidiary, previously filed on April 10, 2008 with the Commission as Exhibit 10.1 to Form 8-K.*
10.7    Purchase and Assumption Agreement dated as of March 16, 2011 by and between Union Bank, as purchaser, and Northway Bank, as seller, previously filed with the Commission on March 17, 2011 as Exhibit 10.1 to Form 8-K.
13.1    The following specifically designated portions of the Union Bankshares, Inc. 2010 Annual Report to Shareholders have been incorporated by reference in this Report on Form 10-K, is filed herewith: pages 10 to 80.
21    Subsidiary of Union Bankshares, Inc.
Union Bank, Morrisville, Vermont.
31.1    Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2    Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1    Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2    Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*denotes compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of March 28, 2011.

Union Bankshares, Inc.

By:	/s/ Kenneth D. Gibbons	By:	/s/ Marsha A. Mongeon
	Kenneth D. Gibbons		Marsha A. Mongeon
	President and Chief Executive Officer		Treasurer and Chief Financial/Accounting Officer

EXHIBT INDEX *

13.1     Union Bankshares, Inc. 2010 Annual Report to Shareholders.

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