Form 10-Q
period 2011-03-31
UNION BANKSHARES INC
filed 2011-05-16
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2011

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
Yes [X]      No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ]      No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” ”accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ]      No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 1, 2011:

Common Stock, $2 par value	4,457,704 shares

UNION BANKSHARES, INC.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2011	December 31, 2010
Assets	(Dollars in thousands)
Cash and due from banks	$5,154	$5,447
Federal funds sold and overnight deposits	24,842	8,845
Cash and cash equivalents	29,996	14,292
Interest bearing deposits in banks	13,065	14,041
Investment securities available-for-sale	25,487	23,780
Investment securities held-to-maturity (fair value $500 and $502 at March 31, 2011 and December 31, 2010, respectively)	500	500
Loans held for sale	2,614	5,611
Loans	369,087	376,272
Allowance for loan losses	(3,908)	(3,755)
Net deferred loan costs	203	188
Net loans	365,382	372,705
Accrued interest receivable	1,650	1,560
Premises and equipment, net	7,896	7,842
Other assets	13,062	12,664
Total assets	$459,652	$452,995
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$61,362	$64,526
Interest bearing	322,657	312,134
Total deposits	384,019	376,660
Borrowed funds	26,892	28,986
Liability for defined benefit pension plan	2,612	2,451
Accrued interest and other liabilities	4,348	3,173
Total liabilities	417,871	411,270
Commitments and Contingencies
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,923,286 shares issued at March 31, 2011 and 4,921,786 shares issued at December 31, 2010	9,847	9,844
Additional-paid-in capital	267	244
Retained earnings	37,537	37,623
Treasury stock at cost; 466,082 shares at March 31, 2011 and December 31, 2010	(3,823)	(3,823)
Accumulated other comprehensive loss	(2,047)	(2,163)
Total stockholders' equity	41,781	41,725
Total liabilities and stockholders' equity	$459,652	$452,995
See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 1

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands except per share data)
Interest income
Interest and fees on loans	$5,196	$5,258
Interest on debt securities:
Taxable	143	187
Tax exempt	73	73
Dividends	4	—
Interest on federal funds sold and overnight deposits	6	4
Interest on interest bearing deposits in banks	76	122
Total interest income	5,498	5,644
Interest expense
Interest on deposits	673	773
Interest on borrowed funds	288	283
Total interest expense	961	1,056
Net interest income	4,537	4,588
Provision for loan losses	150	90
Net interest income after provision for loan losses	4,387	4,498
Noninterest income
Trust income	132	109
Service fees	1,006	964
Net gains on sales of loans held for sale	168	102
Other income	95	44
Total noninterest income	1,401	1,219
Noninterest expenses
Salaries and wages	1,730	1,565
Pension and employee benefits	817	760
Occupancy expense, net	290	255
Equipment expense	296	248
Other expenses	1,447	1,311
Total noninterest expenses	4,580	4,139
Income before provision for income taxes	1,208	1,578
Provision for income taxes	180	359
Net income	$1,028	$1,219
Earnings per common share	$0.23	$0.27
Weighted average number of common shares outstanding	4,455,737	4,460,764
Dividends per common share	$0.25	$0.25

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 2

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Three Months Ended March 31, 2011 and 2010
(Unaudited)

	Common Stock
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total stockholders’ equity
	(Dollars in thousands)
Balances, December 31, 2010	4,455,704	$9,844	$244	$37,623	$(3,823)	$(2,163)	$41,725
Comprehensive income:
Net income	—	—	—	1,028	—	—	1,028
Other comprehensive income, net of tax:
Change in net unrealized gain on investment securities available-for-sale, net of reclassification adjustment and tax effects	—	—	—	—	—	85	85
Change in net unrealized loss on unfunded defined benefit plan liability, net of reclassification adjustment and tax effects	—	—	—	—	—	31	31
Total other comprehensive income						116
Total comprehensive income				—	—	—	1,144
Issuance of common stock	1,500	3	23	—	—	—	26
Cash dividends declared ($0.25 per share)	—	—	—	(1,114)	—	—	(1,114)
Balances, March 31, 2011	4,457,204	$9,847	$267	$37,537	$(3,823)	$(2,047)	$41,781
Balances, December 31, 2009	4,461,208	$9,844	$219	$36,494	$(3,724)	$(1,653)	$41,180
Comprehensive income:
Net income	—	—	—	1,219	—	—	1,219
Other comprehensive income, net of tax:
Change in net unrealized gain on investment securities available-for-sale, net of reclassification adjustment and tax effects	—	—	—	—	—	108	108
Change in net unrealized loss on unfunded defined benefit pension plan liability, net of reclassification adjustment and tax effects	—	—	—	—	—	28	28
Total other comprehensive income						136
Total comprehensive income							1,355
Cash dividends declared ($0.25 per share)	—	—	—	(1,115)	—	—	(1,115)
Stock based compensation expense	—	—	6	—	—	—	6
Purchase of treasury stock	(500)	—	—	—	(9)	—	(9)
Balances, March 31, 2010	4,460,708	$9,844	$225	$36,598	$(3,733)	$(1,517)	$41,417

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 3

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income	$1,028	$1,219
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	177	151
Provision for loan losses	150	90
Deferred income tax provision	98	54
Net amortization of investment securities	14	5
Equity in losses of limited partnerships	106	106
Stock based compensation expense	—	6
Net increase in unamortized loan costs	(15)	(47)
Proceeds from sales of loans held for sale	16,912	8,268
Origination of loans held for sale	(13,747)	(6,963)
Net gains on sales of loans held for sale	(168)	(102)
Net losses on disposals of premises and equipment	—	5
Write-down of impaired assets	41	5
Net gains on sales of other real estate owned	(18)	—
Increase in accrued interest receivable	(90)	(14)
Decrease in other assets	92	561
Contribution to defined benefit pension plan	—	(61)
Increase in other liabilities	431	105
Net cash provided by operating activities	5,011	3,388
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	1,969	4,473
Purchases	(993)	(3,529)
Investment securities available-for-sale
Proceeds from maturities, calls and paydowns	685	1,495
Purchases	(2,277)	(2,003)
Net decrease (increase) in loans	7,169	(1,324)
Recoveries of loans charged off	19	18
Purchases of premises and equipment	(231)	(493)
Investments in limited partnerships	—	(138)
Proceeds from sales of other real estate owned	175	—
Net cash provided by (used in) investing activities	6,516	(1,501)
Cash Flows From Financing Activities
Repayment of long-term debt	(247)	(209)
Net decrease in short-term borrowings outstanding	(1,847)	(3,440)
Net decrease in noninterest bearing deposits	(3,164)	(6,339)
Net increase in interest bearing deposits	10,523	2,655
Issuance of common stock	26	—
Purchase of treasury stock	—	(9)
Dividends paid	(1,114)	(1,115)
Net cash provided by (used in) financing activities	4,177	(8,457)
Net increase (decrease) in cash and cash equivalents	15,704	(6,570)
Cash and cash equivalents
Beginning of period	14,292	22,132
End of period	$29,996	$15,562

Union Bankshares, Inc. Page 4

Supplemental Disclosures of Cash Flow Information
Interest paid	$864	$1,097
Income taxes paid	$50	$—
Supplemental Schedule of Noncash Investing and Financing Activities
Other real estate acquired in settlement of loans	$—	$452
Other assets acquired in settlement of loans	$—	$17

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 5

UNION BANKSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Union Bankshares, Inc. (the Company) as of March 31, 2011 and 2010, and for the three months then ended, have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information, general practices within the banking industry, and the accounting policies described in the Company’s Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of Company’s management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein, have been made. This information should be read in conjunction with the Company’s 2010 Annual Report to Shareholders and 2010 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2011, or any other interim period.

Certain amounts in the 2010 consolidated financial statements have been reclassified to conform to the 2011 presentation.

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

Note 4. Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU), Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements, to amend the disclosure requirements and clarify existing requirements related to recurring and nonrecurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. The guidance requires new disclosures regarding transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a rollforward of activities, separately reporting purchases, sales, issuance, and settlements, for assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The new disclosure requirements apply to interim and annual reporting periods beginning after December 15, 2009, except for the new rules regarding purchases, sales, issuances and settlements associated with Level 3 measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Other than requiring additional disclosures, adoption of this accounting standard did not have a material effect on the Company’s consolidated financial statements. See Note 10.

In July 2010, the FASB issued an ASU, Receivables- Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures are required on a disaggregated basis- portfolio segment and class of financing receivable. The new disclosures require an entity to provide credit quality indicators of financing receivables at the end of the reporting period by class, the aging of past due financing receivables at the end of the reporting period by class, the nature and extent of troubled debt restructurings that occurred during the period by class and their effect on the allowance for loan losses, the nature and extent of financing receivables modified as troubled debt restructurings within the previous twelve months that defaulted during the reporting period by class and their effect on the allowance for credit losses, and significant purchases and sales of financing receivables during the reporting period disaggregated by portfolio segment. The ASU also requires an entity to provide disclosures about its financing receivables on a disaggregated basis, including a rollforward schedule of allowance for credit losses for the reporting period on a portfolio segment basis with the ending balance further disaggregated on the basis of the impairment method and the related recorded investment in financing

Union Bankshares, Inc. Page 6

receivables as well as the nonaccrual and impairment status of financing receivables by class. The new and amended disclosures for public entities as of the end of a reporting period were effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period were effective for interim and annual reporting periods beginning on or after December 15, 2010. In January 2011, the FASB issued an ASU, Deferral of the Effective Date of Disclosures about Troubled Debt Restructuring, for public-entity creditors to temporarily delay the effective date of the disclosures about troubled debt restructurings until the FASB completes its deliberations of what constitutes a troubled debt restructuring. The Company adopted the required portions of the accounting standard as of December 31, 2010 with no material impact on the Company's consolidated financial statements. In April 2011, the FASB issued an ASU, A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring, which provides companies new criteria for determining whether a particular loan modification represents a troubled debt restructuring for accounting purposes and it signals when a company should also record an impairment loss associated with the same loan. This new guidance is effective for quarterly and annual reports for periods beginning on or after June 15, 2011. The Company does not anticipate the adoption of the remaining open standards will have a material impact on the Company's consolidated financial statements.See Notes 6 and 7 for additional current disclosures required under this accounting standard.

In April 2011, the FASB issued an ASU, Reconsideration of Effective Controls for Repurchase Agreements, to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The update removes the transferor's ability criterion from the consideration of effective control for repurchase or other agreements. The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. Management is currently reviewing the ASU but does not believe that it will have a material effect on the Company's consolidated financial statements.

Note 5. Investment Securities
Investment securities as of the balance sheet dates consisted of the following:

March 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$6,316	$—	$(146)	$6,170
Mortgage-backed	4,294	69	(14)	4,349
State and political subdivisions	9,842	284	(112)	10,014
Corporate	4,487	316	—	4,803
Total debt securities	24,939	669	(272)	25,336
Marketable equity securities	50	1	(5)	46
Mutual funds	105	—	—	105
Total	$25,094	$670	$(277)	$25,487
Held-to-maturity
U.S. Government-sponsored enterprises	$500	$—	$—	$500

Union Bankshares, Inc. Page 7

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$4,521	$1	$(63)	$4,459
Mortgage-backed	4,735	87	(11)	4,811
State and political subdivisions	9,373	175	(155)	9,393
Corporate	4,737	274	(39)	4,972
Total debt securities	23,366	537	(268)	23,635
Marketable equity securities	50	1	(6)	45
Mutual funds	100	—	—	100
Total	$23,516	$538	$(274)	$23,780
Held-to-maturity
U.S. Government-sponsored enterprises	$500	$2	$—	$502

There were no sales of securities available-for-sale for either the three months ended March 31, 2011 or 2010. The specific identification method is used to determine realized gains and losses on sales of available-for-sale securities.

The amortized cost and estimated fair value of debt securities by contractual scheduled maturity as of March 31, 2011 were as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Available-for-sale
Due in one year or less	$1,504	$1,539
Due from one to five years	5,091	5,248
Due from five to ten years	6,727	6,860
Due after ten years	7,323	7,340
	20,645	20,987
Mortgage-backed securities	4,294	4,349
Total debt securities	$24,939	$25,336
Held-to-maturity
Due from five to ten years	$500	$500

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

Union Bankshares, Inc. Page 8

Information pertaining to investment securities available-for-sale with gross unrealized losses as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

March 31, 2011:	Less Than 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(Dollars in thousands)
Debt securities:
U.S. Government-sponsored enterprises	$5,671	$(146)	$—	$—	$5,671	$(146)
Mortgage-backed	2,072	(14)	—	—	2,072	(14)
State and political subdivisions	4,087	(112)	—	—	4,087	(112)
Total debt securities	11,830	(272)	—	—	11,830	(272)
Marketable equity securities	—	—	9	(5)	9	(5)
Total	$11,830	$(272)	$9	$(5)	$11,839	$(277)

December 31, 2010:	Less Than 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(Dollars in thousands)
Debt securities:
U.S. Government-sponsored enterprises	$3,937	$(63)	$—	$—	$3,937	$(63)
Mortgage-backed	862	(11)	—	—	862	(11)
State and political subdivisions	4,314	(155)	—	—	4,314	(155)
Corporate	202	(39)	—	—	202	(39)
Total debt securities	9,315	(268)	—	—	9,315	(268)
Marketable equity securities	—	—	8	(6)	8	(6)
Total	$9,315	$(268)	$8	$(6)	$9,323	$(274)

The Company evaluates all investment securities on a quarterly basis, and more frequently when economic conditions warrant, to determine if an other-than-temporary impairment exists. A debt security is considered impaired if the fair value is lower than its amortized cost basis at the report date. If impaired, management then assesses whether the unrealized loss is other-than-temporary.

An unrealized loss on a debt security is generally deemed to be other-than temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security. The credit loss component of an other-than-temporary impairment write-down is recorded, net of tax effect, through net income as a component of net other-than-temporary impairment losses in the consolidated statement of income, while the remaining portion of the impairment loss is recognized in other comprehensive income (loss), provided the Company does not intend to sell the underlying debt security and it is "more likely than not" that the Company will not have to sell the debt security prior to recovery.

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

Union Bankshares, Inc. Page 9

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

At March 31, 2011, available-for-sale securities, consisting of thirteen U.S. Government-sponsored enterprises, three agency collateralized mortgage obligations, two agency mortgage-backed securities, five taxable municipal securities, seven tax-exempt municipal securities and one marketable equity security, had unrealized losses of $277 thousand. Only the one marketable equity security has had an unrealized loss of greater than twelve months and the Company has the ability to hold such security for the foreseeable future. No declines were deemed by management to be other-than-temporary at March 31, 2011.

Investment securities with a carrying amount of $2.0 million and $1.5 million at March 31, 2011 and December 31, 2010, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

Note 6.  Loans

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their unpaid principal balances, adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

Loan interest income is accrued daily on outstanding balances. The accrual of interest is discontinued when a loan is specifically determined to be impaired and/or management believes, after considering collection efforts and other factors, that the borrowers' financial condition is such that collection of interest is doubtful. Normally, any unpaid interest previously accrued on those loans is reversed against interest income. A loan may be restored to accrual status when its financial status has significantly improved and there is no principal or interest past due. A loan may also be restored to accrual status if the borrower makes six consecutive monthly payments or the lump sum equivalent. Income on nonaccrual loans is generally not recognized unless a loan is placed back in accrual status or after all principal has been collected. Interest income generally is not recognized on impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are generally applied as a reduction of the loan principal balance. Delinquency status is determined based on contractual terms.

Loan origination fees and direct loan origination costs are deferred and amortized as an adjustment of the related loan's yield using methods that approximate the interest method. The Company generally amortizes these amounts over the estimated average life of the related loans.

The composition of Net loans as of the balance sheet date was as follows:

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Residential real estate	$130,705	$132,533
Construction real estate	17,861	18,578
Commercial real estate	163,473	167,056
Commercial	20,541	20,604
Consumer	5,667	6,046
Municipal loans	30,840	31,455
Gross loans	369,087	376,272
Allowance for loan losses	(3,908)	(3,755)
Net deferred loan costs	203	188
Net loans	$365,382	$372,705

Residential real estate loans aggregating $9.6 million and $8.0 million at March 31, 2011 and December 31, 2010, respectively, were pledged as collateral on deposits of municipalities. Qualified first mortgages held by Union may also

Union Bankshares, Inc. Page 10

be pledged as collateral for borrowings from the Federal Home Loan Bank (FHLB) of Boston under a blanket lien.

A summary of current, past due and nonaccrual loans as of March 31, 2011 was as follows:

	Current	30-89 Days	Over 90 Days and accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$121,886	$5,869	$324	$2,626	$130,705
Construction real estate	17,504	265	45	47	17,861
Commercial real estate	158,619	3,712	9	1,133	163,473
Commercial	19,942	423	42	134	20,541
Consumer	5,511	86	8	62	5,667
Municipal	30,840	—	—	—	30,840
Total	$354,302	$10,355	$428	$4,002	$369,087

A summary of current, past due and nonaccrual loans as of December 31, 2010 was as follows:

	Current	30-89 Days	Over 90 Days and accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$123,573	$6,446	$587	$1,927	$132,533
Construction real estate	18,369	116	45	48	18,578
Commercial real estate	163,524	2,729	173	630	167,056
Commercial	20,295	161	—	148	20,604
Consumer	5,953	53	1	39	6,046
Municipal	31,455	—	—	—	31,455
Total	$363,169	$9,505	$806	$2,792	$376,272

Aggregate interest on nonaccrual loans not recognized was $755 thousand and $677 thousand at March 31, 2011 and December 31, 2010, respectively.

Note 7.  Allowance for Loan Losses and Credit Quality

The allowance for loan losses is established for estimated losses in the loan portfolio through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the loan balance is uncollectible or in accordance with federal guidelines. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio as of the balance sheet date. The amount of the allowance is based on management's periodic evaluation of the collectability of the loan portfolio, including the nature, volume and risk characteristics of the portfolio, credit concentrations, trends in historical loss experience, estimated value of any underlying collateral, specific impaired loans and economic conditions. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions or other relevant factors.

In addition, various regulatory agencies, as an integral part of their examination process, regularly review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination, which may not be currently available to management.

The allowance consists of specific, general and unallocated components. The specific component relates to the loans that are classified as either monitor, substandard or special mention. For such loans, the level of allowance allocable

Union Bankshares, Inc. Page 11

to those loans is determined through estimating probable loss for each individual credit based on its specific risk attributes. Loans are also evaluated for impairment and may be classified as impaired when management believes it is probable that the Company will not collect all the contractual interest and principal payments as scheduled in the loan agreement. Impaired loans may also include troubled loans that are restructured. A troubled debt restructuring occurs when the Company, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that would otherwise not be granted. Troubled debt restructurings may include the transfer of assets to the Company in partial satisfaction of a troubled loan, a modification of a loan's terms, or a combination of both. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer, residential or small balance commercial loans for impairment evaluation, unless such loans are subject to a restructuring agreement or have been identified as impaired as part of a larger customer relationship. A specific reserve amount is allocated to the allowance for individual loans that have been classified as impaired on the basis of the fair value of the collateral for collateral dependent loans, an observable market price, or the present value of anticipated future cash flows. The general component represents the level of allowance allocable to each loan portfolio category with similar risk characteristics and is determined based on historical loss experience, adjusted for qualitative factors. Qualitative factors considered include underwriting, economic and market conditions, portfolio composition, collateral values, delinquencies, lender experience and legal issues. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

All evaluations are inherently subjective as they require estimates that are susceptible to significant revision as more information becomes available or as changes occur in economic conditions or other relevant factors.

Changes in the Allowance for loan losses for the three months ended March 31, 2011 were as follows:

	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer, Municipal and Unallocated	Total
	(Dollars in thousands)
Balance, January 1, 2011	$1,033	$240	$2,117	$250	$115	$3,755
Provision for loan losses	134	—	19	11	(14)	150
Recoveries of amounts charged off	1	—	—	3	15	19
	1,168	240	2,136	264	116	3,924
Amounts charged off	8	—	—	—	8	16
Balance, March 31, 2011	$1,160	$240	$2,136	$264	$108	$3,908

Despite the above allocation, the Allowance for loan losses is general in nature and is available to absorb losses from any loan type.

Changes in the Allowance for loan losses for the three months ended March 31, 2010 were as follows:

Total
(Dollars in thousands)
Balance, January 1, 2010	$3,493
Provision for loan losses	90
Recoveries of amounts charged off	18
3,601
Amounts charged off	(146)
Balance, March 31, 2010	$3,455

Union Bankshares, Inc. Page 12

At March 31, 2011, the allocation of the Allowance for loan losses summarized on the basis of the Company's impairment methodology was as follows:

	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer, Municipal and Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$278	$12	$336	$44	$18	$688
Collectively evaluated for impairment	882	228	1,800	220	90	3,220
Allocated	$1,160	$240	$2,136	$264	$108	$3,908

At December 31, 2010, the allocation of the Allowance for loan losses summarized on the basis of the Company's impairment methodology was as follows:

	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer, Municipal and Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$199	$12	$295	$39	$20	$565
Collectively evaluated for impairment	834	228	1,822	211	95	3,190
Allocated	$1,033	$240	$2,117	$250	$115	$3,755

The recorded investment in loans summarized on the basis of the Company's impairment methodology as of March 31, 2011 was as follows:

	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$2,324	$47	$4,942	$171	$31	$—	$7,515
Collectively evaluated for impairment	128,381	17,814	158,531	20,370	5,636	30,840	361,572
Total	$130,705	$17,861	$163,473	$20,541	$5,667	$30,840	$369,087

The recorded investment in loans summarized on the basis of the Company's impairment methodology as of December 31, 2010 was as follows:

	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,789	$48	$5,224	$146	$30	$—	$7,237
Collectively evaluated for impairment	130,744	18,530	161,832	20,458	6,016	31,455	369,035
Total	$132,533	$18,578	$167,056	$20,604	$6,046	$31,455	$376,272

Union Bankshares, Inc. Page 13

The following table summarizes the loan ratings applied to the Company's loan types as of March 31, 2011:

	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$126,121	$17,307	$139,523	$19,212	$5,590	$30,840	$338,593
Satisfactory/Monitor	2,260	507	19,008	1,158	46	—	22,979
Monitor	224	—	1,491	—	—	—	1,715
Substandard	2,100	47	3,451	171	31	—	5,800
Total	$130,705	$17,861	$163,473	$20,541	$5,667	$30,840	$369,087

The following table summarizes the loan ratings applied to the Company's loan types as of December 31, 2010:

	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$128,646	$17,999	$142,530	$19,640	$5,991	$31,455	$346,261
Satisfactory/Monitor	2,098	531	19,302	818	25	—	22,774
Monitor	267	—	1,873	—	—	—	2,140
Substandard	1,522	48	3,351	146	30	—	5,097
Total	$132,533	$18,578	$167,056	$20,604	$6,046	$31,455	$376,272

The following is an overview of the Company's loan rating system:

1-3 Rating - Pass

Risk-rating grades "1" through "3" comprise those loans ranging from lower than average credit risk defined as borrowers with high liquidity, excellent financial condition, strong management, favorable industry trends or loans secured by highly liquid assets through loans with marginal credit risk, defined as borrowers that while credit worthy, exhibit some characteristics which require special attention by the account officer.

4 Rating - Satisfactory/Monitor

Borrowers exhibit potential credit weaknesses or downward trends warranting management's attention. While potentially weak, these borrowers are currently marginally acceptable; no loss of principal or interest is envisioned.

M Rating - Monitor

Loans in this category reflect an increased credit risk. Loans in this category do not presently expose the Bank to a sufficient degree of risk to warrant adverse classification but do possess credit deficiencies deserving management's close attention. These credits are maintained on the watch list.

5-8 Substandard

Borrowers exhibit well defined weaknesses that jeopardize the orderly liquidation of debt. Loan may be inadequately protected by the net worth and paying capacity of the obligor and/or the underlying collateral is inadequate.

Union Bankshares, Inc. Page 14

The following table provides information with respect to impaired loans as of and for the three months ended March 31, 2011:

	March 31, 2011			Three months ended March 31, 2011
	Recorded Investment	Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With an allowance recorded:
Residential real estate	$296	$296	$37
Commercial real estate	263	263	56
	559	559	93
With no allowance recorded:
Commercial real estate	2,042	2,042	—

Total:
Residential real estate	296	296	37	298	—
Commercial real estate	2,305	2,305	56	2,255	21
Total	$2,601	$2,601	$93	$2,553	$21

The following table provides information with respect to impaired loans as of December 31, 2010:

	December 31, 2010
	Recorded Investment	Principal Balance	Related Allowance
	(Dollars in thousands)
With an allowance recorded:
Residential real estate	$301	$301	$43
Commercial real estate	1,970	1,970	40
	2,271	2,271	83
With no allowance recorded:
Commercial real estate	236	236	—

Total:
Residential real estate	301	301	43
Commercial real estate	2,206	2,206	40
Total	$2,507	$2,507	$83

At March 31, 2011 and December 31, 2010, the Company was not committed to lend any additional funds to borrowers whose loans were nonperforming, impaired or restructured.

Note 8. Defined Benefit Pension Plan
Union Bank, the Company’s sole subsidiary, sponsors a noncontributory defined benefit pension plan covering all eligible employees. The plan provides defined benefits based on years of service and final average salary.

Union Bankshares, Inc. Page 15

Net periodic pension benefit cost for the three months ended March 31 consisted of the following components:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Service cost	$170	$153
Interest cost on projected benefit obligation	209	196
Expected return on plan assets	(219)	(187)
Amortization of prior service cost	2	2
Amortization of net loss	46	44
Net periodic benefit cost	$208	$208

Note 9. Other Comprehensive Income (Loss)
Accounting principles generally require recognized revenue, expenses, gains, and losses be included in net income or loss. Certain changes in assets and liabilities, such as the after tax effect of unrealized gains and losses on investment securities available-for-sale that are not other than temporarily impaired, are not reflected in the statement of income. The cumulative effect of such items is reflected as a separate component of the equity section of the balance sheet (accumulated other comprehensive income or loss). Other comprehensive income or loss, along with net income, comprises the Company's total comprehensive income or loss. As of the balance sheet dates, the components of accumulated other comprehensive loss, net of tax, were:

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Net unrealized gain on investment securities available-for-sale	$259	$174
Defined benefit pension plan:
Net unrealized actuarial loss	(2,296)	(2,327)
Net unrealized prior service cost	(10)	(10)
Total	$(2,047)	$(2,163)

The following comprised total comprehensive income for the three months ended March 31:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Net income	$1,028	$1,219
Investment securities available-for-sale:
Net unrealized holding gains on investment securities available-for-sale, net of tax	85	108
Defined benefit pension plan:
Reclassification adjustment for amortization of net actuarial loss realized in net income, net of tax	31	26
Reclassification adjustment for amortization of prior service cost realized in net income, net of tax	—	2
Total	31	28
Total other comprehensive income	116	136
Total comprehensive income	$1,144	$1,355

Union Bankshares, Inc. Page 16

Note 10: Fair Value Measurements and Disclosures
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

Union Bankshares, Inc. Page 17

Assets measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
March 31, 2011:
Investment securities available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$6,170	$—	$6,170	$—
Mortgage-backed	4,349	—	4,349	—
State and political subdivisions	10,014	—	10,014	—
Corporate	4,803	4,294	509	—
Total debt securities	25,336	4,294	21,042	—
Marketable equity securities	46	46	—	—
Mutual funds	105	105	—	—
Total	$25,487	$4,445	$21,042	$—

December 31, 2010:
Investment securities available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$4,459	$—	$4,459	—
Mortgage-backed	4,811	—	4,811	—
State and political subdivisions	9,393	—	9,393	—
Corporate	4,972	2,105	2,867	—
Total debt securities	23,635	2,105	21,530	—
Marketable equity securities	45	45	—	—
Mutual funds	100	100	—	—
Total	$23,780	$2,250	$21,530	$—

There were no significant transfers in or out of Levels 1 and 2 for the quarter ended March 31, 2011. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis such as investment securities held-to-maturity, other real estate owned, impaired loans and mortgage servicing rights were not significant at March 31, 2011 or December 31, 2010. The Company has not elected to apply the fair value option to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.

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

Union Bankshares, Inc. Page 18

Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Certain financial instruments and all nonfinancial instruments may be excluded from disclosure requirements. Thus, the aggregate fair value amounts presented may not necessarily represent the actual underlying fair value of such instruments of the Company.

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

Investment securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair value measurements consider observable data which may include market maker bids, quotes and pricing models. Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows.

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

Federal Home Loan Bank (FHLB) of Boston stock: The carrying amount approximates its fair value.

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

Union Bankshares, Inc. Page 19

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets	(Dollars in thousands)
Cash and cash equivalents	$29,996	$29,996	$14,292	$14,292
Interest bearing deposits in banks	13,065	13,292	14,041	14,292
Investment securities	25,987	25,987	24,280	24,282
Loans and loans held for sale, net	367,996	360,129	378,316	373,718
Accrued interest receivable	1,650	1,650	1,560	1,560
FHLB of Boston stock	1,922	1,922	1,922	1,922
Financial liabilities
Deposits	$384,019	$383,853	$376,660	$376,729
Borrowed funds	26,892	29,600	28,986	30,780
Accrued interest payable	483	483	389	389

The carrying amounts in the preceding table are included in the balance sheet under the applicable captions.

Note 11. Subsequent Events
Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with GAAP. Events occurring subsequent to March 31, 2011 have been evaluated as to their potential impact to the consolidated financial statements.

In May, 2011, Union Bank received regulatory approval to complete its previously announced acquisition of three New Hampshire branch offices of Northway Bank, including approximately $80 million in deposits and $33 million in performing loans, the branch real estate in Groveton and North Woodstock and assumption of the branch lease in Littleton. The transaction is expected to close in late May, 2011.

On April 20, 2011, Union Bankshares, Inc. declared a $0.25 per share regular quarterly cash dividend payable May 12, 2011, to stockholders of record on April 30, 2011.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis by management focuses on those factors that, in management's view, had a material effect on the financial position of Union Bankshares, Inc. (the Company) as of March 31, 2011 and December 31, 2010, and its results of operations for the three months ended March 31, 2011 and 2010. This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company's Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of the Company's management, the interim unaudited data reflects all adjustments, consisting only of normal recurring adjustments, and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim periods presented. Management is not aware of the occurrence of any events after March 31, 2011 which would materially affect the information presented.

Union Bankshares, Inc. Page 20

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

Forward-looking statements reflect management's current expectations and are subject to uncertainties, both general and specific, and risk exists that actual results will differ from those predictions, forecasts, projections and other estimates contained in forward-looking statements. These risks cannot be readily quantified. When management uses any of the words “believes,” “expects,” “anticipates,” “intends,” "projects," “plans,” “seeks,” “estimates,” "targets," "goals," “may,” “could,” “would,” “should,” or similar expressions, they are making forward-looking statements. Many possible events or factors, including those beyond the control of management, could affect the future financial results and performance of the Company. This could cause results or performance to differ materially from those expressed in forward-looking statements. Management has discussed some of the more likely factors that might affect forward-looking statements in this report on Form 10-Q. Those factors include the following:

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

•
assumptions made regarding interest rate movement and sensitivity could vary substantially if actual experience differs from historical experience, which could adversely affect the Company's results of operations;

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

•	regulatory limitations placed on income producing methods including the limiting of debit and credit card interchange fees, limiting the assessment of overdraft fees and restricting of asset sales;

•
the failure of actuarial, investment, work force, salary and other assumptions underlying the establishment of reserves for future pension costs or changes in legislative or regulatory requirements affecting such costs;

•	further disruptions in U.S. and global financial and credit markets;

•	ability of financial institutions to offer interest bearing transaction accounts to all customers as of July 21, 2011 and the resulting competitive impacts and the impact on the cost of deposits;

•	further modification of FDIC deposit insurance providing unlimited insurance coverage for two years beginning January 1, 2011 for any noninterest bearing transaction accounts and IOLTA accounts;

•	changes to the Company's and/ or the financial market operations resulting from the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act or the Act);

•	adverse changes in the local real estate market, which negatively impact collateral values and the Company's ability to recoup loan losses through disposition of real estate collateral;

•	changes in monetary, regulatory or tax policy that could affect consumer behavior;

•	continuing economic instability, including high unemployment rates, higher taxation and resolution of entitlement programs; and

•	changes in state foreclosure policies or procedures, which may result in delays in lien enforcement and additional cost.

When evaluating forward-looking statements to make decisions with respect to the Company, investors and others are cautioned to consider these and other risks and uncertainties, including the events and circumstances discussed under “Recent Developments” below, and are reminded not to place undue reliance on such statements and should not consider any such list of factors to be a complete list of risks or uncertainties. Forward-looking statements speak only as of the date they are made and the Company undertakes no obligation to update them to reflect new or changed information or events, except as may be required by federal securities laws.

Union Bankshares, Inc. Page 21

RECENT DEVELOPMENTS

In May, 2011, Union Bank received regulatory approval to complete its previously announced acquisition of three New Hampshire branch offices of Northway Bank, including approximately $80 million in deposits and $33 million in performing loans, the branch real estate in Groveton and North Woodstock and assumption of the branch lease in Littleton. The transaction is expected to close in late May, 2011.

Economic data continues to suggest a slow but positive trend towards economic recovery. Vermont and New Hampshire's unemployment rates have continued to drop throughout late 2010 and into 2011 to 5.4% and 5.2%, respectively as of March 31, 2011. These rates compare favorably with that of the United States, which had a rate of 8.8% for the same period. Interest rates remain near historic lows, which has allowed many consumers and commercial customers to reduce their monthly debt payments by refinancing their loans. Inflation appears controlled but recent global unrest, the related rise in the price of oil, the weak dollar and now an increase in grocery prices may cause an inflationary spiral. Many financial institutions who accepted government support have repaid those funds and the U.S. financial markets appear to be operating more independently now. The positive growth in stock market values have also added to a boost in consumer confidence. The value of construction contracts in January 2011, which is the latest data available, show an increase over both January 2010 and 2009 for Vermont and New Hampshire and the Company has seen a recent increase in applications for its "B.U.I.L.D." loan program, which is a sign of an improving economy.

Vermont and New Hampshire continue to have some of the lowest residential foreclosure rates in the country. Also, as northern New England had not experienced the dramatic run up in housing prices, likewise, we have not seen the values drop as far as other parts of the country.

In response to the earlier financial crisis affecting the banking and financial markets, the resulting recession and the changing political environment, many new laws, regulations and programs have been adopted or proposed. We will not attempt to discuss them all within this quarterly report but will update the ones that have been issued or modified since our annual report and which may have a financial impact on the Company.

The following positive developments will/may impact the Company in the future:

•
The second quarter 2011 change in the FDIC insurance assessment base from total deposits to net assets will reduce the Company's future assessment costs and put community banks, which generally rely more heavily on deposits as a funding source, on a more level playing field with national and regional financial institutions.

•
The decision in February 2011 to waive the 90 day recourse period upon the sale of SBA loans to the secondary market makes that a more attractive alternative for community banks and the continuing development of loan programs for small business customers is always a benefit to a community bank.

•
The FASB, citing outreach activities in which "almost all" constituents believe that amortized cost is significantly more relevant for purposes of measuring most loans, agreed to consider amortized cost as a primary attribute (in addition to fair value) for measuring financial instruments. Therefore loans and debt securities that are held as part of the "customer financing activities of a bank" may continue to be recorded at amortized cost, which will reduce future volatity in a company's financial statements while providing their readers with the most current information.

•
Starting July 21, 2011, banks will be permitted to pay interest on business checking accounts. Although it may increase a banks' overall cost of funds, this change will allow them to compete with nonbanks for these customer funds.

•
The growing recognition by the banking regulators that a one size fits all approach to regulations may not be in the industry's best interest or be adequate to address the attendent risks in each company's business model may bring some regulatory relief to community banks, as evidenced by the new Basel III capital standards and recent risk monitoring and mitigation guidance issued earlier in 2011 by the Office of Thrift Supervision.

•
The recognition in the Obama administration's recent report to Congress, "Reforming America's Housing Finance Market" that smaller lenders and community banks serve their communities more effectively than larger lenders.

•
The proposed Federal Reserve and FDIC rulemaking implementing the credit risk retention requirements of section 941 of the Dodd-Frank Act, which would generally require private securitizers to retain not less than 5% of the credit risk of the assets collateralizing any asset-backed securities issuance.

•
The Federal Home Loan Bank (FHLB) of Boston, of which Union is a member, has resumed quarterly dividend payments, with a modest dividend paid in both the first and second quarters of 2011 after two years of no dividend payment.

Union Bankshares, Inc. Page 22

•
The increased information reporting requirements and the requirement to provide health insurance vouchers to low income employees who may be participating in government sponsored insurance programs under the 2010 Health-Care Reform Act have been repealed.

There have been new laws, regulations and actions proposed or enacted that may be problematic for the Company in terms of future earnings and/or efficiency. The following are the most relevant:

•
The Dodd-Frank Act represents the biggest re-write of financial regulation in decades and bankers are faced with an estimated 5,000 pages of new or expanded regulations as a result of the bill which will take several years to implement with the full impact on the banking industry not yet known.

•
By March 15, 2012, all existing ATM's must meet the new Americans with Disabilities Act accessibility standards which will require the replacement of deployed nonconforming ATM's over the next twelve months. A review of the Company's existing machines is currently being undertaken.

•
The establishment of the new Consumer Financial Protection Bureau created by the Dodd-Frank Act may lead to conflicting regulatory guidance for community banks and increase regulatory costs and burdens but to date no new rules have been published.

•
State and national health care reform initiatives may increase employer costs to provide employer sponsored group health care plans to eligible employees. The Vermont legislature is moving towards a single payer, all inclusive model for Vermont residents.

•
The Dodd-Frank Act included a provision (the Durbin amendment) which required the Federal Reserve to set rates for debit card transaction interchange fees by April 21, 2011, to become effective July 21, 2011. The rates have been set but there has been quite a bit of debate surrounding the proposed rates and it is Management's current understanding that the implementation date may be delayed. (There were more than 41 billion debit card transactions worldwide in 2010 up 28% from the previous year.) Even though banks with assets of $10 billion or less are exempt from this provision, in reality the rate set will likely become the new norm. This price control measure will benefit the merchants at the expense of the banks and ultimately the consumers, as the rates being proposed are substantially below the cost of processing a transaction, which creates an unsustainable structure as currently proposed.

•
Among the new regulations imposed by the Dodd-Frank Act are new residential mortgage provisions that mandate more extensive disclosures, require lenders to offer terms that reasonably reflect the consumers' ability to repay a loan, prohibit mandatory arbitration provisions, add new customer protections for high-cost mortgages and set escrow account and appraisal standards. The relevant regulations promulgated to date regarding these provisions have been implemented by Union.

•
The Basel III Capital Framework published in December 2010 will increase minimum capital levels and add a new capital conservation buffer over the next nine years. Union Bankshares' ratios are well over those new minimums plus the buffer at March 31, 2011. Basel III will also implement a leverage ratio starting in 2013, a liquidity coverage ratio in 2015 and a net stable funding ratio in 2018 but these ratios have yet to be defined.

•	There are still numerous provisions of the Dodd-Frank Act that originally had an effective date of July 21, 2011 for which final regulations or guidance has not yet been issued.

The cost of doing business as usual has increased dramatically in this regulatory environment as the number and extent of new regulations and the speed with which they must be implemented have put a strain on software providers and staff as well as customers. Also, the cost of mitigating long term interest rate risk by selling loans to the secondary market has continued to increase and it is anticipated that this cost will continue to grow as the government sponsored entities continue to work through their own financial problems.

It is not completely clear at this time what impact current or future government sponsored programs, regulations or legislation will have on the Company, its customers or the U.S. and global financial markets but additional regulatory complexity and allocation of Company resources to deal with it is likely.

CRITICAL ACCOUNTING POLICIES

The Company has established various accounting policies which govern the application of U.S. Generally Accepted Accounting Principles (GAAP) in the preparation of the Company's financial statements. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the reported amount of assets, liabilities, capital, revenues and expenses and related disclosures of contingent assets and liabilities in the

Union Bankshares, Inc. Page 23

consolidated financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates on matters that are inherently uncertain. Based on this definition, the Company has identified the accounting policies and judgments most critical to the Company. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from estimates and have a material impact on the carrying value of assets, liabilities, capital, or the results of operations of the Company.

The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements. Adequacy of the allowance for loan losses is determined quarterly using a consistent, systematic methodology, which analyzes the risk inherent in the loan portfolio. In addition to evaluating the collectability of specific loans when determining the adequacy of the allowance, management also takes into consideration other qualitative factors such as changes in the mix and size of the loan portfolio, historical loss experience, the amount of delinquencies and loans adversely classified, industry trends, and the impact of the local and regional economy on the Company's borrowers. Changes in these qualitative factors may cause management's estimate of the adequacy of the allowance for loan losses to increase or decrease and result in adjustments to the Company's provision for loan losses in future periods. For additional information see FINANCIAL CONDITION- Allowance for Loan Losses below.

Given the disruptions in the financial markets during recent years, the decision to recognize other-than-temporary impairment on investment securities has become more difficult as complete information is not always available and market conditions and other relevant factors are subject to rapid changes. The other-than-temporary impairment decision is a critical accounting policy for the Company. Accounting guidance requires companies to perform periodic reviews of individual securities in their investment portfolios to determine whether a decline in the value of a security is other-than-temporary. A review of other-than-temporary impairment requires companies to make certain judgments regarding the cause and materiality of the decline, its effect on the financial statements and the probability, extent and timing of a valuation recovery, the company's intent and ability to continue to hold the security, and, with respect to debt securities, the likelihood that the company will have to sell the security before its value recovers. Pursuant to these requirements, management assesses valuation declines to determine the extent to which such changes are attributable to (1) fundamental factors specific to the issuer, such as the nature of the issuer and its financial condition, business prospects or other factors or (2) market-related factors, such as interest rate changes or equity market declines. Declines in the fair value of securities below their cost that are deemed by management to be other-than-temporary are (1) if equity securities, recorded in earnings as realized losses and (2) if debt securities, recorded in earnings as realized losses to the extent they are deemed credit losses, with noncredit losses recorded in Other comprehensive income (loss). Once an other-than-temporary loss on a debt or equity security is realized, subsequent gains in the value of the security may not be recognized in income until the security is sold.

The Company's defined benefit pension obligation and net periodic benefit cost are actuarially determined based on the following assumptions: discount rate, current and estimated future return on plan assets, wage base rate, anticipated mortality rates, Consumer Price Index, and rate of increase in compensation levels. The determination of the pension benefit obligation and net periodic benefit cost is a critical accounting estimate as it requires the use of estimates and judgments related to the amount and timing of expected future cash outflows for benefit payments and cash inflows for maturities and returns on plan assets as well as Company contributions. Changes in estimates, assumptions and actual results could have a material impact to the Company's financial condition and/or results of operations.

The Company also has other key accounting policies, which involve the use of estimates, judgments and assumptions, that are significant to understanding the Company's financial condition and results of operations, including the valuation of deferred tax assets, investment securities and other real estate owned (OREO). See FINANCIAL CONDITION and the subcaptions Allowance for Loan Losses, Investment Activities and Liability for Pension Benefits below. Although management believes that its estimates, assumptions and judgments are reasonable, they are based upon information presently available and can be impacted by events outside the control of the Company. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Union Bankshares, Inc. Page 24

OVERVIEW

The Company's net income was $1.0 million for the quarter ended March 31, 2011 compared to $1.2 million for the quarter ended March 31, 2010, a decrease of $191 thousand, or 15.7%. These results reflected the net effect of a decrease in net interest income of $51 thousand, or 1.1%, an increase of $182 thousand, or 14.9%, in noninterest income, an increase of $441 thousand, or 10.7%, in noninterest expenses, an increase of $60 thousand, or 66.7%, in the provision for loan losses and a $179 thousand, or 49.9%, decrease in the provision for income taxes.

The Company continued to face a challenging low interest rate environment as the prime rate has remained unchanged at 3.25% for the last 27 months. Total interest income decreased by $146 thousand, or 2.6%, to $5.5 million in the first quarter of 2011, versus total interest income of $5.6 million in the first quarter of 2010, but that decrease was partially offset by the decrease in interest expense from $1.1 million in 2010 to $961 thousand in 2011, a decrease of $95 thousand, or 9.0%, between periods. The result of the changes in interest income and interest expense was that net interest income for the first quarter of 2011 was $4.5 million, down $51 thousand, or 1.1%, from the first quarter of 2010 of $4.6 million. The decrease in net interest income was mainly attributable to the decrease in interest earned on investment securities and loans but was partially mitigated by the decrease in interest paid on interest-bearing deposits. During the first quarter of 2011, the Company's net interest margin decreased 22 basis points to 4.43%, from 4.65% for the first quarter of 2010. The Company's net interest spread decreased 20 basis points to 4.21% for the first quarter of 2011, compared to 4.41% for the same period last year. Further drops in the prime rate and/or increases in competitors' deposit or market borrowing rates could be problematic if individual variable rate loan and investment instruments continue to reprice downward at a faster rate than the downward repricing of deposit products.

The increase in noninterest income was partially due to the increase of $66 thousand in net gains on sales of loans held for sale from $102 thousand for the quarter ended March 31, 2010 to $168 thousand for the quarter ended March 31, 2011, as the volume of loans sold to the secondary market to mitigate long term interest rate risk more than doubled from $8.2 million in the first quarter of 2010 to $16.7 million in the first quarter of 2011. The volume increase was driven by the continuing low long term mortgage rates creating loan demand mainly from customers either purchasing properties or financing properties through Union when their previous mortgage was held elsewhere. There was also an increase of $42 thousand, or 4.4%, in service fee income, which was mainly due to the increase in debit card and ATM income as well as increases in loan servicing fees and merchant program income. These increases were partially offset by the decrease in overdraft and service fee income on deposit accounts. Both trust income and mortgage servicing rights income increased in the first quarter of 2011 compared to the similar period in 2010.

Salaries and wages were higher by $165 thousand, or 10.5%, for the first quarter of 2011 compared to the same period last year due to annual pay increases and the opening of the South Burlington, Vermont loan production office in August 2010. Pension and employee benefits were up $57 thousand, or 7.5%. All other noninterest expenses combined were up $219 thousand, or 12.1%.

The Company's effective tax rate decreased to 14.9% for the three months ended March 31, 2011 from 22.8% for the same period in 2010, as taxable income decreased and tax exempt income increased.

The Company's total assets increased from $453.0 million at December 31, 2010, to $459.7 million at March 31, 2011, an increase of $6.7 million, or 1.5%. Deposits increased from $376.7 million at December 31, 2010 to $384.0 million at March 31, 2011, an increase of $7.3 million, or 1.9%. Borrowed funds decreased from $29.0 million at December 31, 2010 to $26.9 million at March 31, 2011, a decrease of $2.1 million, or 7.2%. Total loans, including loans held for sale, decreased by $10.2 million, or 2.7%, from $381.9 million at December 31, 2010 to $371.7 million at March 31, 2011. Total loans at March 31, 2011 are net of $16.7 million residential real estate loans sold by the Company during the first three months of 2011 to mitigate future interest rate risk.

Although nonperforming assets increased during the first quarter, the Company's asset quality remained strong, with March 31, 2011 total nonperforming assets at $5.8 million, or 1.27% of total assets, compared to $5.2 million, or 1.15% of total assets, at December 31, 2010 and $4.9 million, or 1.12% of total assets, at March 31, 2010. The loan loss provision for the quarter ended March 31, 2011 was $150 thousand, up from $90 thousand for the same period in 2010. The higher provision was deemed by management to be appropriate in light of the increase in nonperforming loans, an increase in the qualitative reserve economic factor for residential, junior lien and construction portfolios, a change in the mix of the portfolio and the outlook for future economic conditions.

Union Bankshares, Inc. Page 25

The following unaudited per share information and key ratios depict several measurements of performance or financial condition for the three months ended or at March 31, 2011 and 2010, respectively:

	Three Months Ended March 31,
	2011	2010
Return on average assets (ROA) (1)	0.91%	1.12%
Return on average equity (ROE) (1)	9.94%	11.89%
Net interest margin (1)(2)	4.43%	4.65%
Efficiency ratio (3)	75.54%	69.97%
Net interest spread (4)	4.21%	4.41%
Loan to deposit ratio	96.79%	97.93%
Net loan charge-offs to average loans not held for sale (1)	—	0.15%
Allowance for loan losses to loans not held for sale	1.06%	0.99%
Nonperforming assets to total assets (5)	1.27%	1.12%
Equity to assets	9.09%	9.41%
Total capital to risk weighted assets	15.43%	15.34%
Book value per share	$9.37	$9.28
Earnings per share	$0.23	$0.27
Dividends paid per share	$0.25	$0.25
Dividend payout ratio (6)	108.7%	92.59%
____________________

(1)	Annualized.

(2)	The ratio of tax equivalent net interest income to average earning assets. See page 27 for more information.

(3)
The ratio of noninterest expense ($4.6 million in 2011 and $4.1 million in 2010) to tax equivalent net interest income ($4.7 million in both 2011 and 2010) and noninterest income ($1.4 million in 2011 and $1.2 million in 2010) excluding securities gains (of $0 in both 2011 and 2010).

(4)	The difference between the average rate earned on earning assets and the average rate paid on interest bearing liabilities. See page 27 for more information.

(5)	Nonperforming assets are loans or investment securities that are in nonaccrual or 90 or more days past due as well as other real estate or assets owned.

(6)	Cash dividends declared and paid per share divided by consolidated net income per share.
RESULTS OF OPERATIONS

Net Interest Income. The largest component of the Company’s operating income is net interest income, which is the difference between interest and dividend income received from interest earning assets and the interest expense paid on interest bearing liabilities. The Company’s net interest income decreased $51 thousand, or 1.1%, to $4.5 million for the three months ended March 31, 2011, from $4.6 million for the three months ended March 31, 2010. The net interest spread decreased 20 basis points to 4.21% for the three months ended March 31, 2011, from 4.41% for the three months ended March 31, 2010. The decrease in the net interest spread was primarily the result of the drop in average interest rates earned on interest earning assets from 5.69% for the quarter ended March 31, 2010 to 5.34% for the quarter ended March 31, 2011. The net interest margin for the first quarter of 2011 decreased 22 basis points to 4.43% from the 2010 comparison period at 4.65%, reflecting the net effect of a decrease in net interest income of $51 thousand and an increase of $17.4 million, or 4.2%, in average earning assets.

Yields Earned and Rates Paid. The following table shows for the periods indicated the total amount of income recorded from average interest earning assets, the related average tax equivalent yields, the interest expense associated with average interest bearing liabilities, the related average rates paid, and the resulting tax equivalent net interest spread and margin. Yield and rate information is average information for the period, and is calculated by dividing the annualized tax equivalent income or expense item for the period by the average balance of the appropriate balance sheet item during the period. Net interest margin is annualized tax equivalent net interest income divided by average earning assets. Nonaccrual loans or investments are included in asset balances for the appropriate periods, but recognition of interest on such loans or investments is discontinued and any remaining accrued interest receivable is reversed in conformity with federal regulations.

Union Bankshares, Inc. Page 26

	Three Months Ended March 31,
	2011			2010
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$14,329	$6	0.16%	$10,829	$4	0.14%
Interest bearing deposits in banks	13,320	76	2.31%	20,918	122	2.36%
Investment securities (1), (2)	23,916	219	4.17%	23,815	260	4.88%
Loans, net (1), (3)	373,654	5,196	5.74%	352,283	5,258	6.14%
FHLB of Boston stock (4)	1,922	1	0.30%	1,922	—	—
Total interest earning assets (1)	427,141	5,498	5.34%	409,767	5,644	5.69%
Cash and due from banks	5,427			5,241
Premises and equipment	7,824			7,917
Other assets	12,232			13,045
Total assets	$452,624			$435,970
Average Liabilities and Stockholders' Equity:
NOW accounts	$61,521	$30	0.20%	$59,031	$33	0.22%
Savings/money market accounts	124,870	144	0.47%	114,139	152	0.54%
Time deposits	129,639	499	1.56%	131,283	588	1.82%
Borrowed funds	28,451	288	4.05%	29,764	283	3.80%
Total interest bearing liabilities	344,481	961	1.13%	334,217	1,056	1.28%
Noninterest bearing deposits	60,747			54,577
Other liabilities	6,034			6,170
Total liabilities	411,262			394,964
Stockholders' equity	41,362			41,006
Total liabilities and stockholders’ equity	$452,624			$435,970
Net interest income		$4,537			$4,588
Net interest spread (1)			4.21%			4.41%
Net interest margin (1)			4.43%			4.65%
__________________

(1)	Average yields reported on a tax equivalent basis using a marginal tax rate of 34%.

(2)	Average balances of investment securities are calculated on the amortized cost basis and include nonaccrual securities, if applicable.

(3)	Includes loans held for sale as well as nonaccrual loans and unamortized costs and is net of the allowance for loan losses.

(4)	Dividends on the Federal Home Loan Bank (FHLB) of Boston stock were suspended effective the fourth quarter of 2008 and resumed during the first quarter of 2011.

Union Bankshares, Inc. Page 27

Tax exempt interest income amounted to $296 thousand and $256 thousand for the three months ended March 31, 2011 and 2010, respectively. The following table presents the effect of tax exempt income on the calculation of the net interest margin, using a marginal tax rate of 34% for 2011 and 2010:

	For The Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Net interest income as presented	$4,537	$4,588
Effect of tax-exempt interest
Investment securities	31	31
Loans	94	77
Net interest income, tax equivalent	$4,662	$4,696

Rate/Volume Analysis. The following table describes the extent to which changes in average interest rates (on a fully tax-equivalent basis) and changes in volume of average interest earning assets and interest bearing liabilities have affected the Company's interest income and interest expense during the period indicated. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to:

•	changes in volume (change in volume multiplied by prior rate);

•	changes in rate (change in rate multiplied by prior volume); and

•	total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010 Increase/(Decrease) Due to Change In
	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	1	1	2
Interest bearing deposits in banks	(43)	(3)	(46)
Investment securities	1	(42)	(41)
Loans, net	305	(367)	(62)
FHLB of Boston stock	—	1	1
Total interest earning assets	264	(410)	(146)
Interest bearing liabilities:
NOW accounts	1	(4)	(3)
Savings/money market accounts	13	(21)	(8)
Time deposits	(7)	(82)	(89)
Borrowed funds	(12)	17	5
Total interest bearing liabilities	(5)	(90)	(95)
Net change in net interest income	269	(320)	(51)

Three Months Ended March 31, 2011, Compared to Three Months Ended March 31, 2010.

Interest and Dividend Income. The Company’s interest and dividend income decreased $146 thousand, or 2.6%, to $5.5 million for the three months ended March 31, 2011, from $5.6 million for the same period last year, despite an increase in average earning assets of $17.4 million, or 4.2%, to $427.1 million, from $409.8 million for the three months ended March 31, 2010. The positive effect on interest income resulting from the rise in the average volume of earning assets was more than offset by the lower rates earned on interest bearing deposits in banks, investment securities and loans in the first quarter of 2011 versus 2010. In particular, interest income on loans decreased $62 thousand, or

Union Bankshares, Inc. Page 28

1.2%, to $5.2 million for the first quarter of 2011 versus the $5.3 million for the 2010 comparison period, despite an increase of $21.4 million in average loan volume between periods. Average loans approximated $373.7 million at an average yield of 5.74% for the three months ended March 31, 2011, up $21.4 million from an average of $352.3 million at an average yield of 6.14% for the three months ended March 31, 2010. The increase in average loan volume was more than offset by a 40 basis point decrease in average yield.

The Company has continued to manage interest rate risk by selling low rate qualified residential mortgages originated during 2011 to the secondary market and has benefited from the sale of these mortgages, with gains of $168 thousand on loan sales of $16.7 million for the quarter ended March 31, 2011, compared to gains of $102 thousand on loan sales of $8.2 million during the same period last year.

The average balance of investments (including mortgage-backed securities) increased $101 thousand, or 0.4%, to $23.9 million for the three months ended March 31, 2011, from $23.8 million for the three months ended March 31, 2010. The average balance invested in interest bearing deposits in banks for the quarter was $13.3 million, down $7.6 million, or 36.3%, from the average level of $20.9 million for the 2010 comparison period. The average balance of federal funds sold and overnight deposits increased $3.5 million, or 32.3%, to $14.3 million for the three months ended March 31, 2011, from $10.8 million for the three months ended March 31, 2010. Interest income from nonloan instruments decreased $84 thousand, or 21.8%, between periods, with $302 thousand for the first quarter of 2011 versus $386 thousand for the same period of 2010, reflecting the decreases in yields on interest bearing deposits and investment securities as well as the overall decrease in volume.

Interest Expense. The Company’s interest expense decreased $95 thousand, or 9.0%, to $961 thousand for the three months ended March 31, 2011, from $1.1 million for the three months ended March 31, 2010. The decrease was primarily attributable to lower rates on all interest bearing liabilities except borrowed funds.

Interest expense on deposits decreased $100 thousand, or 12.9%, to $673 thousand for the quarter ended March 31, 2011, from $773 thousand for the quarter ended March 31, 2010. Although competition for deposits has remained strong, average interest bearing deposits for the quarter ended March 31, 2011 increased $11.5 million, or 3.8%, to $316.0 million compared to average interest bearing deposits of $304.5 million for the same period last year. This increase reflects the overall growth in the franchise as well as the impact of higher FDIC insurance coverage and the continuing uncertainty surrounding the financial markets. Average time deposits decreased to $129.6 million for the three months ended March 31, 2011, from $131.3 million for the three months ended March 31, 2010, or a decrease of $1.6 million, or 1.3%. The average rate paid on time deposits during the first quarter of 2011 decreased 26 basis points, to 1.56% from 1.82% for the first quarter of 2010. The average balances for money market and savings accounts increased $10.7 million, or 9.4%, to $124.9 million for the three months ended March 31, 2011, from $114.1 million for the three months ended March 31, 2010 while the average rate paid on these deposits dropped from 0.54% to 0.47%. A $2.5 million, or 4.2%, increase in NOW accounts brought the average balance up to $61.5 million from $59.0 million between the two comparison periods while the average rate paid dropped to 0.20% from 0.22%.

Provision for Loan Losses. There was a $150 thousand loan loss provision for the quarter ended March 31, 2011 compared to a $90 thousand loan loss provision for the quarter ended March 31, 2010. Although improvement in travel and tourism industry sales has been reported during 2011 in comparison to 2010, the industry has not rebounded to pre-recession levels and the impact of the decline in revenue during the last two years is still evident in the local market. Nonperforming loans increased by $850 thousand between March 31, 2010 and March 31, 2011; while loans specifically reserved for increased by approximately $312 thousand. Between December 31, 2010 and March 31, 2011, nonperforming loans increased by $832 thousand and loans specifically reserved for increased approximately $278 thousand. As a result of the qualitative review during the first quarter 2011, the economic reserve factors assigned to the residential, junior lien and construction portfolios all increased by 0.05%. The higher provision in the first quarter of 2011 was deemed appropriate by management in light of the increase in nonperforming loans (90+ days past due or nonaccrual), as well as the change in reserve factors, the change in the mix of the portfolio and current economic conditions. For further details see, FINANCIAL CONDITION Allowance for Loan Losses and Asset Quality below.

Union Bankshares, Inc. Page 29

Noninterest Income. The following table sets forth changes from the first quarter of 2010 to the first quarter of 2011 for components of noninterest income:

	For The Three Months Ended March 31,
	2011	2010	$ Variance	% Variance
	(Dollars in thousands)
Trust income	$132	$109	$23	21.1
Service fees	1,006	964	42	4.4
Net gains on sales of loans held for sale	168	102	66	64.7
Other income	95	44	51	115.9
Total noninterest income	$1,401	$1,219	$182	14.9

Noninterest income was $1.4 million, or 20.3%, of total income for the three months ended March 31, 2011 versus $1.2 million, or 17.8%, of total income for the three months ended March 31, 2010. This increase between years reflected the effect of higher income in all categories.

Trust income. Trust income increased by $23 thousand, or 21.1%, between the quarters ended March 31, 2011 and March 31, 2010, as dollars in managed and nonmanaged fiduciary accounts grew by 40.3% and 5.6%, respectively, between March 31, 2010 and 2011. Fees are normally charged on asset values.

Service fees. Service fees increased $42 thousand, or 4.4%, between the first quarter of 2010 and the first quarter of 2011. A main reason was due to the growth in debit card and ATM fees resulting from the growth in the volume of electronic transactions. There was also an increase in loan servicing fees between years due to the increased volume of residential mortgage loans serviced as well as an increase in merchant program income as commercial customers’ electronic transactions increased. These increases were partially offset by the decrease in overdraft and service fee income on deposit accounts.

Net gains on sales of loans held for sale. Residential real estate loans of $16.7 million were sold for a net gain of $168 thousand during the first quarter of 2011, versus sales of $8.2 million for a net gain of $102 thousand during the first quarter of 2010. The volume of loans sold to mitigate low long term mortgage rates more than doubled in 2011 as the loan demand created by these low rates from customers either purchasing properties or financing properties through Union when their previous mortgage was held elsewhere was very strong.

Other income. Other income increased $51 thousand, or 115.9%, which was mainly due to the net income from mortgage servicing rights due to the higher volume of residential loan sales in the first quarter of 2011.

Noninterest Expense. The following table sets forth changes from the first quarter of 2010 to the first quarter of 2011 for components of noninterest expense:

	For The Three Months Ended March 31,
	2011	2010	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$1,730	$1,565	$165	10.5
Pension and employee benefits	817	760	57	7.5
Occupancy expense, net	290	255	35	13.7
Equipment expense	296	248	48	19.4
Expenses of OREO and other assets owned, net	68	90	(22)	(24.4)
FDIC insurance assessment	125	133	(8)	(6.0)
Equity in losses of affordable housing investments	106	106	—	—
Other expenses	1,148	982	166	16.9
Total noninterest expense	$4,580	$4,139	$441	10.7

Salaries and wages. The increase in 2011 over 2010 was due primarily to normal annual salary increases as well as the opening in August 2010 of a new loan production office in South Burlington, Vermont.

Union Bankshares, Inc. Page 30

Pension and employee benefits. Expense for the defined benefit pension plan was $208 thousand for both the first quarter of 2011 and 2010. There was an increase of $35 thousand, or 11.8%, in the Company’s medical costs from $296 thousand for the first quarter of 2010, to $331 thousand for the first quarter of 2011, as the cost of the plan increased 1.9% between years and there were more employees and family members participating in the plan in 2011, including some of the employees at the loan production office opened in August 2010.

Occupancy expense, net. The increase between years is mainly due to the addition of the leased space in August 2010 for the loan production office as well as the higher fuel and utility costs.

Equipment expense. The increase between years is mainly due to the increase in depreciation expense from $98 thousand for the first quarter of 2010 to $124 thousand for the first quarter of 2011, as well as increased costs of software licenses and hardware maintenance contracts.

Expenses of OREO and other assets owned, net. Expenses for the three months ended March 31, 2011 included $42 thousand in the write-down of value of two OREO properties to their fair market value less estimated costs to sell, while the expenses for the three months ended March 31, 2010 had no write-downs.

FDIC insurance assessment: The decrease in assessment for the three months ended March 31, 2011 was due to a lower assessment rate, partially offset by the growth in the Company’s deposits between years.

Other expenses. Approximately $40 thousand of the increase between years is due to the one-time expenses incurred during the first quarter of 2011 in preparation for the anticipated late May 2011 acquisition of three branch locations, including their employees, loans and deposits in Northwestern New Hampshire. Outsourcing the marketing function in the third quarter of 2010 added $64 thousand in related expenses. Upgraded data and phone communication lines in 2010 and continuing through the first quarter of 2011 added $35 thousand in expenses.

Income Tax Expense. The Company has provided for current and deferred federal income taxes for the quarters ended March 31, 2011 and 2010. The Company's provision for income taxes was $180 thousand for the three months ended March 31, 2011, compared to $359 thousand for the same period in 2010. The Company’s effective tax rate decreased to 14.9% for the three months ended March 31, 2011, from 22.8% for the same period in 2010 as taxable income decreased and tax exempt interest income increased to $296 thousand for the first quarter of 2011 versus $256 thousand for the first quarter of 2010.

FINANCIAL CONDITION

At March 31, 2011, the Company had total consolidated assets of $459.7 million, including gross loans and loans held for sale (“total loans”) of $371.7 million, deposits of $384.0 million and stockholders' equity of $41.8 million. The Company’s total assets increased $6.7 million, or 1.5%, to $459.7 million at March 31, 2011, from $453.0 million at December 31, 2010. Net loans and loans held for sale decreased to $368.0 million, or 80.1%, of total assets at March 31, 2011, compared to $378.3 million, or 83.5%, of total assets at December 31, 2010.

Deposits increased $7.3 million, or 1.9%, to $384.0 million at March 31, 2011, from $376.7 million at December 31, 2010. Noninterest bearing deposits decreased $3.1 million, or 4.8%, from $64.5 million at December 31, 2010 to $61.4 million at March 31, 2011. Interest bearing deposits increased $10.6 million, or 3.4%, from $312.1 million at December 31, 2010, to $322.7 million at March 31, 2011. (See average balances and rates in the Yields Earned and Rates Paid table on page 27.) Aggressive rate competition from in-market and out-of-market financial institutions makes deposit accounts increasingly hard to attract and retain. Noninterest bearing deposit account relationships are especially difficult to develop due to the customer's anticipated cost and inconvenience associated with new checks, debit cards, direct deposits and automated clearing house transaction changes.

Total borrowings decreased $2.1 million, or 7.2%, at March 31, 2011, from $29.0 million at December 31, 2010 to $26.9 million at March 31, 2011, mainly due to a payoff of one short-term FHLB of Boston advance and normal monthly payments on amortizing advances at the FHLB of Boston. The Company had secured borrowings at March 31, 2011 of $153 thousand at 4.25% generated by the sale of a U.S. Small Business Administration (SBA) guaranteed loan with recourse for 90 days from the date of sale. This borrowing will mature during the second quarter of 2011 when the recourse period ends and the related loan balances will be relieved and deferred gain of $7 thousand will be recognized. (See Borrowings on page 39.)

Union Bankshares, Inc. Page 31

Total stockholders’ equity increased $56 thousand to $41.8 million at March 31, 2011 from $41.7 million at December 31, 2010. This increase reflects net income of $1.0 million for the first three months of 2011, the issuance of 1,500 shares of common stock totaling $26 thousand due to the exercise of 1,500 incentive stock options, and the $116 thousand positive change in accumulated other comprehensive loss, less the regular cash dividends paid of $1.1 million. (See Capital Resources on page 45.)

Loans Held for Sale and Loan Portfolio. Total loans (including loans held for sale) decreased $10.2 million, or 2.7%, to $371.7 million from $381.9 million at December 31, 2010. At March 31, 2011, the Company’s total $371.7 million loan portfolio represented 80.9% of assets, down in dollars and percentage from $381.9 million, or 84.3%, of assets at December 31, 2010 and up in dollars from $357.6 million, but down in percentage from 81.2% of assets at March 31, 2010. The Company’s loans primarily consist of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Real estate secured loans represented $314.7 million, or 84.7%, of total loans at March 31, 2011 and $323.8 million, or 84.8%, of total loans at December 31, 2010. Average net loans (including loans held for sale) were $352.3 million for the first three months of 2010 and increased $21.4 million, or 6.1%, to $373.7 million for the first three months of 2011. The Company sold $16.7 million of residential mortgage loans held for sale during the first three months of 2011, resulting in a net gain on sale of loans of $168 thousand, compared with loan sales of $8.2 million and related net gain on sale of loans of $102 thousand for the first three months of 2010. While competition for good loans is strong, the Company has been able to originate loans to both current and new customers while maintaining credit quality. Consumer loan demand was steady during the first couple of months of 2011 but started to slow in March 2011. Commercial and construction loan demand was modest during the first quarter of 2011 but has started to improve as the winter season has come to a close. The improving economy, strong winter tourism season and the drop in the unemployment rates lead management to be cautiously optimistic regarding future loan demand but anticipated increased inflation or interest rates may have a negative impact.

The composition of the Company's loan portfolio as of March 31, 2011 and December 31, 2010 was as follows:

	March 31, 2011		December 31, 2010
Loan Type	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$130,705	35.2	$132,533	34.7
Construction real estate	17,861	4.8	18,578	4.9
Commercial real estate	163,473	44.0	167,056	43.7
Commercial	20,541	5.5	20,604	5.4
Consumer	5,667	1.5	6,046	1.6
Tax exempt loans	30,840	8.3	31,455	8.2
Loans held for sale	2,614	0.7	5,611	1.5
Total loans	371,701	100.0	381,883	100.0
Add/(Deduct):
Allowance for loan losses	(3,908)		(3,755)
Unamortized net loan costs	203		188
Net loans and loans held for sale	$367,996		$378,316

The Company originates and sells qualified residential mortgages to the secondary market, with most of this type of sales made to the Federal Home Loan Mortgage Corporation (FHLMC/“Freddie Mac”). At March 31, 2011, the Company serviced a $292.0 million residential real estate mortgage portfolio, of which $2.6 million is held for sale and approximately $158.7 million is serviced for unaffiliated third parties.

The Company chose to sell the majority of qualified residential mortgage loans generated during the first quarter of 2011 to the secondary market in order to mitigate long-term interest rate risk and to generate fee income. The Company generally retains the servicing rights on sold residential mortgage loans. During the first quarter of 2011, the Company received approval to originate and sell Federal Housing Administration (FHA) and Veterans Administration (VA) residential mortgage loans. These loan products will increase the Company's ability to serve the borrowing needs of residents in the communities we serve.

Union Bankshares, Inc. Page 32

The Company also originates commercial real estate and commercial loans under various SBA, U.S. Department of Agriculture Rural Development and Vermont Economic Development Authority programs which provide a government agency guaranty for a portion of the loan amount. There was $3.7 million guaranteed under these various programs at March 31, 2011. The Company occasionally sells the guaranteed portion of the loan to other financial concerns and retains servicing rights, which generates fee income. The Company serviced $17.8 million of commercial and commercial real estate loans for unaffiliated third parties as of March 31, 2011. This includes $14.3 million of commercial, municipal, residential or commercial real estate loans the Company has participated out to other financial institutions, in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes. Commercial real estate loans at March 31, 2011 included a loan sold and accounted for as a secured borrowing in the amount of $153 thousand pending the scheduled expiration of the 90 day SBA program recourse period during the second quarter of 2011.

The Company capitalizes servicing rights for both residential mortgage and commercial loans sold with servicing retained. The Company recognizes gains and losses on the sale of the principal portion of these loans as they occur. The unamortized balance of servicing rights on loans sold with servicing retained was $697 thousand at March 31, 2011, with an estimated market value in excess of the carrying value as of such date.

There was $11.0 million of residential real estate loans pledged to secure municipal deposits above the FDIC insurance level as of March 31, 2011. Qualified residential first mortgages held by Union and up to $25 million in qualified small business loans may also be pledged as collateral for borrowings from the FHLB of Boston under a blanket lien.

Asset Quality. The Company, like all financial institutions, is exposed to certain credit risks, including those related to the value of the collateral that secures its loans and the ability of borrowers to repay their loans. The underlying value of real estate collateral has not seen as much of a decline in Vermont and northwestern New Hampshire as has been experienced in other parts of the country and the Company’s conservative loan policies have been prudent for both the Company and its customers. Renewed market volatility, high unemployment rates and weakness in the general economic condition of the country or our market area, may have a negative effect on our customers’ ability to make their loan payments on a timely basis and/or on underlying collateral values. Management closely monitors the Company’s loan and investment portfolios, other real estate and other assets owned for potential problems and reports to the Company’s and the subsidiary’s Boards of Directors at regularly scheduled meetings. Repossessed assets and loans or investments that are 90 days or more past due are considered to be nonperforming assets. Board approved policies set forth portfolio diversification levels to mitigate concentration risk and the Company participates large credits out to other financial institutions to further mitigate that risk.

The Company’s Board of Directors has set forth well-defined lending policies (which are periodically reviewed and revised as appropriate) that include conservative individual lending limits for officers, aggregate and advisory board approval levels, Board approval for large credit relationships, a loan review program and other limits or standards deemed necessary and prudent. The Company’s loan review department is supervised by an experienced former regulatory examiner and staffed by other experienced personnel. The Company’s loan review program encompasses a quality control process for loan documentation and underwriting for select loans as well as a monitoring process for credit extensions to assess the credit quality and degree of risk in the loan portfolio. Management performs and shares with the Board of Directors periodic concentration analyses based on various factors such as industries, collateral types, location, large credit sizes and officer portfolio loads. The Company has established underwriting guidelines to be followed by its officers; material exceptions are required to be approved by a senior loan officer or the Board of Directors. The Company monitors its delinquency levels for any adverse trends. There can be no assurance, however, that the Company’s loan portfolio will not become subject to increasing pressures from deteriorating borrower financial strength or declining collateral values due to general or local economic conditions. The Company did not target sub-prime borrowers and has not experienced an elevated delinquency in this area.

Restructured loans include the Company’s troubled debt restructurings that involved forgiving a portion of interest or principal, refinancing at a rate materially less than the market rate, rescheduling loan payments, or granting other concessions to a borrower due to financial or economic reasons related to the debtor’s financial difficulties that the Company would not ordinarily grant. Restructured loans do not include qualifying restructured loans that have complied with the terms of their restructure agreement for a satisfactory period of time. There was one restructured commercial real estate loan of $1.8 million at both March 31, 2011 and December 31, 2010 and it was current on its restructured payment terms as of such dates. Restructured loans are considered impaired loans when evaluating a specific loan loss reserve allocation.

Union Bankshares, Inc. Page 33

Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Management reviews the loan portfolio continuously for evidence of problem loans. Such loans are placed under close supervision with consideration given to placing the loan on nonaccrual status. Loans are designated as nonaccrual when reasonable doubt exists as to the full collection of interest and principal. Normally, when a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of interest and principal is probable. Generally, interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

The following table shows the composition of nonperforming assets at the dates indicated and trends of certain ratios monitored by Company's management in reviewing asset quality:

	March 31, 2011	December 31, 2010	March 31, 2010
	(Dollars in thousands)
Nonaccrual loans	$4,002	$2,792	$2,933
Accruing loans 90+ days delinquent	428	806	647
Total nonperforming loans	4,430	3,598	3,580
OREO	1,410	1,609	1,338
Total nonperforming assets	$5,840	$5,207	$4,918
Allowance for loan losses to loans not held for sale	1.06%	1.00%	0.99%
Allowance for loan losses to nonperforming loans	88.22%	104.36%	96.51%
Nonperforming loans to total loans	1.19%	0.94%	1.00%
Nonperforming assets to total assets	1.27%	1.15%	1.12%
Delinquent loans (30 days to nonaccruing) to total loans	3.98%	3.43%	3.03%
Net charge-offs (annualized) to average loans not held for sale	N/A	0.07%	0.15%
Loan loss provision to net charge-offs, year-to-date	N/A	201.42%	70.31%

The Company had net recoveries of $3 thousand on loans previously charged off during the first quarter of 2011 so both the net charge-offs (annualized) to average loans not held for sale and loan loss provision to net charge-offs year-to-date are not applicable.

The level of nonaccrual loans increased $1.2 million, or 43.3%, since December 31, 2010 while accruing loans delinquent 90 days or more decreased $378 thousand, or 46.9%, during the same time period and the percentage of nonperforming loans to total loans increased from 0.94% to 1.19%. The net increase in nonperforming loans between December 31, 2010 and March 31, 2011 of $832 thousand is substantially due to one commercial real estate borrower who was current as of January 2011 but has now stated he cannot pay. Loan to value utilizing the most recent appraisals on securing properties is 76.4%. The remainder of the increase in nonperforming loans between periods is mainly due to three residential properties. The aggregate interest income not recognized on nonaccrual loans amounted to approximately $755 thousand and $651 thousand as of March 31, 2011 and 2010, respectively and $677 thousand as of December 31, 2010.

The allowance for loan losses to loans not held for sale increased between December 31, 2010 and March 31, 2011 as well as from the prior year. The Company continues to maintain strict underwriting standards, as well as our practice as a community bank to actively work with troubled borrowers to resolve the borrower’s delinquency while maintaining the Company’s safe and sound credit practices and safeguarding our strong capital position.

At both March 31, 2011 and December 31, 2010, the Company had four customers with loans rated substandard that were on a performing status. The loans totaled $1.6 million at March 31, 2011 compared to $1.7 million at December 31, 2010. In management's view, such loans represent a higher degree of risk of becoming nonperforming loans in the future. While still on a performing status, in accordance with the Company’s credit policy, loans are substandard when a review indicates the existence of certain conditions making the likelihood of collection questionable. The decrease between December 31, 2010 and March 31, 2011 is due to payments on these customers' amortizing loans.

Union Bankshares, Inc. Page 34

The Company’s management is focused on the impact that the current prolonged recession may have on its borrowers and is closely monitoring industry and geographic concentrations for evidence of financial problems. Since the fourth quarter of 2007, residential real estate values have declined nationally with some other areas of the country experiencing significant weakening. While the recession impacted the region's housing market, it did not cause significant price declines. Sales of homes in Vermont and northwestern New Hampshire slowed considerably over the last three years along with housing permits but we are starting to see improvement this spring throughout our market. The real estate market decline significantly contributed to the downturn in the general economy with unemployment rates and business failures rising nationwide. These conditions may cause borrowers who are current in their payments to experience deterioration in the value of their collateral and increase the potential of default if their income levels decline. Management continues to monitor the national, regional and local economic environment and its impact on unemployment, business failures and real estate values in the Company’s market area. The unemployment rate has started to drop and in Vermont was at a 5.4% level for March 2011 compared to 6.6% for March 2010. New Hampshire was at 5.2% and 6.4% and the nationwide rate was 8.8% and 9.7% for the comparable periods.

Vermont and New Hampshire continue to have some of the lowest residential foreclosure rates in the United States but on occasion the Company acquires real estate properties through or in lieu of loan foreclosure. These properties are held for sale and are initially recorded as OREO at fair value less estimated selling costs at the date of the Company’s acquisition of the property, with fair value based on an appraisal for more significant properties and on a broker’s price opinion for minor properties. Holding costs and declines in fair value on properties acquired are expensed as incurred. There was a $42 thousand decline in fair value after acquisition of properties, resulting in charges against income before tax for the quarter ended March 31, 2011 and no charges against income for the quarter ended March 31, 2010. The Company evaluates each property at least quarterly for changes in the fair value. The Company had eight residential, land development or commercial real estate properties for a total of $1.4 million classified as OREO at March 31, 2011, one was sold in April 2011 and one has subsequently gone under contract to sell. This compares to a total of $1.6 million at December 31, 2010, representing three residential, one multi-family, two commercial and three construction/land development properties. There was a $89 thousand allowance for losses on OREO at March 31, 2011 and $47 thousand at December 31, 2010 which were netted out of the above values. There have been no properties foreclosed on to date in 2011. In 2010, a bi-partisan multistate group, comprised of both state attorneys general and state bank and mortgage regulators, was formed to examine deceptive acts and/or unfair practices in foreclosure procedures in the wake of questions that have been publicly raised regarding the foreclosure procedures of certain large, national financial institutions. The Company will monitor and evaluate the group’s findings and recommendations, and intends to continue its sound foreclosure policies and procedures.

Further softening in the real estate market would make the potential to recover all principal and related costs for OREO properties uncertain.

Allowance for Loan Losses. Some of the Company’s loan customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge off a portion or all of the remaining principal balance due. The Company maintains an allowance for loan losses to absorb such losses. The allowance is maintained at a level believed, by management to be appropriate to absorb probable credit losses inherent in the loan portfolio; however, actual loan losses may vary from current estimates.

The allowance is increased by a provision for loan losses charged to earnings, and reduced by charge-offs, net of recoveries. The provision for loan losses represents management’s estimate of the current period credit cost associated with maintaining an appropriate allowance for loan losses. Based on an evaluation of the loan portfolio and other relevant qualitative factors, management presents a quarterly analysis of the adequacy of the allowance to the Board of Directors, indicating any changes in the allowance since the last review and any recommendations as to adjustments in the allowance. Additionally, bank regulatory agencies regularly review the Company’s allowance for loan losses, including the methodology for determining the allowance, as an integral part of their examination process.

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

Union Bankshares, Inc. Page 35

The level of allowance allocable to each loan portfolio category with similar risk characteristics is determined based on historical charge-offs, adjusted for qualitative risk factors. A quarterly analysis of various qualitative factors, including portfolio characteristics, national and local economic trends, overall market conditions, and levels of, and trends in, delinquencies and nonperforming loans, helps to ensure that areas with potential risk for loss are considered in management’s allowance estimate. In addition, when other individual loans are identified by management as representing an elevated risk of loss, the level of allowance allocable to those loans is determined through estimating probable loss for each individual credit based on its specific risk attributes. Nonaccrual loans are also evaluated for specific impairment when Union’s loan exposure is greater than $100 thousand or Union’s exposure for an entire customer relationship is greater than $150 thousand. These loans may be classified as impaired when management believes it is probable that the Company will not collect all the contractual interest and principal payments as scheduled in the loan agreement. A specific reserve amount is allocated to the allowance for individual loans that have been classified as impaired on the basis of the fair value of the collateral for collateral dependent loans, an observable market price or the present value of anticipated future cash flows. Impaired loans also include restructured loans and were $2.7 million at March 31, 2011 with government guaranties of $110 thousand and a specific reserve amount allocated of $93 thousand which is estimated by management to be the Company’s loss exposure. This compares to impaired loans of $3.3 million at December 31, 2010 and a specific reserve amount allocated of $341 thousand.

The Company’s loan portfolio balance not held for sale decreased by $7.2 million, from $376.3 million at December 31, 2010 to $369.1 million at March 31, 2011. There was shrinkage in all loan categories (see chart on page 36 for further details) during the first quarter of 2011 as the Company continued to sell qualified residential loans into the secondary market and since the winter tourism season was strong, credit lines were not as fully advanced as they might have been. The composition of the Company’s loan portfolio remained relatively unchanged from December 31, 2010, and there was no material change in the Company’s lending programs or terms during the first quarter of 2011.

The following table reflects activity in the allowance for loan losses for the three months ended March 31, 2011 and 2010:

	Three Months Ended, March 31,
	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$3,755	$3,493
Charge-offs:
Real Estate:
Residential	(8)	(102)
Commercial	—	(38)
Consumer and other	(8)	(6)
Total charge-offs	(16)	(146)
Recoveries:
Real Estate:
Residential	1	7
Commercial	3	1
Consumer and other	15	10
Total recoveries	19	18
Net recoveries (charge-offs)	3	(128)
Provision for loan losses	150	90
Balance at end of period	$3,908	$3,455

Union Bankshares, Inc. Page 36

The following table (net of loans held for sale) shows the internal breakdown by risk component of the Company's allowance for loan losses and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

	March 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate
Residential	$1,160	35.4	$1,033	35.2
Commercial	2,136	47.2	2,117	47.3
Construction	240	4.8	240	4.9
Other Loans
Commercial	264	5.6	250	5.5
Consumer, municipal, other and unallocated	108	7.0	115	7.1
Total	$3,908	100.0	$3,755	100.0

Notwithstanding the categories shown in the table above, all funds in the allowance for loan losses are available to absorb loan losses in the portfolio, regardless of loan category or specific allocation.

Management of the Company believes, in its best estimate, that the allowance for loan losses at March 31, 2011, is appropriate to cover probable credit losses inherent in the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the allowance at March 31, 2011. See CRITICAL ACCOUNTING POLICIES. In addition, our banking regulators, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on their judgements about information available to it at the time of its examination. A large adjustment to the allowance for losses in future periods may require increased provisions to replenish the allowance, which could negatively affect earnings. While the Company recognizes that a further economic slowdown or financial and credit market turmoil may adversely impact its borrowers' financial performance and ultimately their ability to repay their loans, management continues to be cautiously optimistic about the collectability of the Company's loan portfolio.

Investment Activities. At March 31, 2011, there was $500 thousand of investment securities classified as held-to-maturity and $25.5 million investment securities classified as available-for-sale, totaling $26.0 million, or 5.7%, of assets. The amount in investment securities increased $1.7 million, or 7.0%, from $24.3 million, or 5.4%, of assets at December 31, 2010. The Company has committed to purchasing $6.5 million, as of March 31, 2011, to reduce liquidity in overnight interest bearing deposits. There was $2.0 million of investment securities pledged to secure various governmental and municipal deposits as of March 31, 2011 and $1.5 million at December 31, 2010.

Net unrealized gains for the Company’s available-for-sale investment securities portfolio were $393 thousand as of March 31, 2011 versus net unrealized gains of $264 thousand as of December 31, 2010. Net unrealized gains of $259 thousand, net of income tax effect, were reflected in the Company’s accumulated other comprehensive loss component of stockholders’ equity at March 31, 2011.

There were no other-than-temporary impairments noted by management in the Company’s investment portfolio during the three months ended March 31, 2011 or for the year ended December 31, 2010. Management’s evaluation of other-than-temporary impairments is subject to risks and uncertainties and is intended to determine the appropriate amount and timing for recognizing an impairment charge. The assessment of whether such impairment for debt securities has occurred is based on management’s best estimate of the cash flows expected to be collected at the individual security level. We regularly monitor our investment portfolio to ensure that securities that may be other-than-temporarily impaired are identified in a timely manner and that any impairment charge is recognized in the proper period and, with respect to debt securities, that the impairment is properly allocated between credit losses recognized in earnings and unrealized losses recognized in other comprehensive income (loss). See CRITICAL ACCOUNTING POLICIES. Further deterioration in credit quality and/or the continuation of the current imbalances in liquidity that exist in the financial marketplace might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as other than temporary in future periods, resulting in write-downs and charges to earnings.

Union Bankshares, Inc. Page 37

Federal Home Loan Bank of Boston Stock. Union is a member of the FHLB of Boston, with an investment of $1.9 million in its Class B common stock at both March 31, 2011 and December 31, 2010. The Class B common stock has a five year notice requirement for redemption and there is no guarantee of future redemption. Also, there is the possibility of future capital calls by the FHLB of Boston on member banks to ensure compliance with its capital plan. Union’s investment in FHLB stock is carried as an Other asset at cost and is nonmarketable. Similar to evaluating investment securities for other-than-temporary impairment, management has evaluated its investment in the FHLB of Boston. The FHLB of Boston has taken a number of steps to strengthen its capital position and preserve its capital in the wake of significant other-than-temporary impairment charges it has recorded in its investment portfolio. The FHLB of Boston remains in compliance with all regulatory capital ratios as of December 31, 2010 and March 31, 2011. Dividend payments on the FHLB of Boston Class B common stock were suspended from the third quarter of 2008 until the first quarter of 2011, when they resumed at a modest level. The moratorium on excess stock repurchases is still in effect. Union does not have any intention to dispose of its FHLB of Boston stock and the primary purpose of the investment is to obtain access to the FHLB of Boston credit facilities and other products and services. Management’s most recent evaluation of Union’s holdings of FHLB of Boston common stock concluded that Union will likely recover its investment in the FHLB of Boston stock at the stated par value.

Deposits. The following table shows information concerning the Company's average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the periods ended March 31, 2011 and December 31, 2010.

	Three months ended March 31, 2011			Year ended December 31, 2010
	Average Amount	Percent of Total Deposits	Average Rate	Average Amount	Percent of Total Deposits	Average Rate
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$60,747	16.1	—	$55,829	15.1	—
NOW accounts	61,521	16.4	0.20%	62,094	16.8	0.22%
Money Market accounts	76,193	20.2	0.59%	73,484	19.9	0.66%
Savings accounts	48,677	12.9	0.28%	46,985	12.8	0.30%
Total nontime deposits	247,138	65.6	0.29%	238,392	64.6	0.32%
Time deposits:
Less than $100,000	69,363	18.4	1.51%	71,205	19.3	1.67%
$100,000 and over	60,276	16.0	1.62%	59,179	16.1	1.73%
Total time deposits	129,639	34.4	1.56%	130,384	35.4	1.70%
Total deposits	$376,777	100.0	0.72%	$368,776	100.0	0.81%

The Company participates in the Certificate of Deposit Account Registry Service (CDARS) of Promontory Interfinancial Network, LLC. There were $6.8 million of time deposits of $250,000 or less on the balance sheet at March 31, 2011 and $9.8 million at December 31, 2010 which were placed through CDARS and which are therefore considered for some purposes to be “brokered” deposits. The Company also participates in Promontory Interfinancial Network's Insured Cash Sweep (ICS) program as of March 31, 2011. ICS is a new service through which Union can offer its customers a savings product with access to multi-million dollar FDIC insurance while receiving reciprocal deposits from other banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of savings deposits through ICS in effect permits Union to retain the full amount of the customer's deposits on Union's balance sheet. There was $1.8 million in ICS money market deposits on the balance sheet at March 31, 2011 and none at December 31, 2010. None of the Company’s CDARS or ICS deposits, as of the respective balance sheet dates, represent purchased deposits as all such deposits were matched dollar for dollar with Union’s customer deposits which were placed in other participating financial institutions in order to provide those customers with full FDIC insurance coverage.

Union Bankshares, Inc. Page 38

The following table sets forth information regarding the Company’s time deposits in amounts of $100,000 and over at March 31, 2011 and December 31, 2010 that mature during the periods indicated:

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Within 3 months	$24,406	$6,732
3 to 6 months	11,205	28,441
6 to 12 months	12,095	16,751
Over 12 months	10,540	10,986
	$58,246	$62,910

In total the Company’s time deposits in amounts of $100 thousand and over dropped $4.7 million, or 7.4%, between December 31, 2010 and March 31, 2011 but there was a change in each of the maturity time frames, especially the 3 to 6 months and the 6 to 12 months categories. In Vermont, the majority of the municipalities’ and school districts’ fiscal year ends are June 30, with most of their deposits maturing on that date. This municipal financial pattern is the primary cause of the swing between time periods.

Total deposits on average between the year ended December 31, 2010 and the three months ended March 31, 2011 grew $8.0 million, with growth in all categories except time deposits less than $100 thousand and NOW accounts. Time deposits have trended towards very short duration or deposits moved to nontime deposits because of the low interest rate environment and the perceived customer desire to be in a position to take advantage of the inevitable rise in interest rates. Time deposits less than $100 thousand have decreased and management believes that most of the funds have flowed into money market accounts where the interest rates are higher than the short-term certificates.

Part of the Dodd-Frank Act permanently raised FDIC deposit insurance coverage to $250 thousand per depositor per insured depository institution for each account ownership category. At March 31, 2011, the Company had deposit accounts with less than $250 thousand totaling $295.4 million which now have permanent FDIC insurance protection. There is an additional $12.8 million in noninterest bearing or IOLTA deposit accounts greater than $250 thousand at March 31, 2011 with unlimited FDIC insurance until December 31, 2012. An additional $13.0 million of municipal deposits which are currently over the FDIC insurance coverage limit have been collateralized by Union under applicable state regulations by investment securities or loans.

Borrowings. Borrowings from the FHLB of Boston were $26.7 million at March 31, 2011, at a weighted average rate of 3.60%, and $29.0 million at December 31, 2010, at a weighted average rate of 3.84%. The decline in borrowings included the maturity of $2.0 million in short term FHLB of Boston funding at 0.23%. The Company also made scheduled monthly payments on long-term amortizing advances of $247 thousand. In addition, the Company had a secured at March 31, 2011 of $153 thousand at 4.25% attributable to the sale of an SBA guaranteed loan with recourse for 90 days from the date of sale. This borrowing will mature during the second quarter of 2011 when the related loan balance will be relieved and the deferred gain of $7 thousand will be recognized. The Company had no overnight federal funds purchased on March 31, 2011 or December 31, 2010.

OTHER FINANCIAL CONSIDERATIONS

Market Risk and Asset and Liability Management. Market risk is the potential of loss in a financial instrument arising from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices and equity prices. As of March 31, 2011, the Company did not have any market risk sensitive instruments acquired for trading purposes. The Company’s market risk arises primarily from interest rate risk inherent in its lending, investing, deposit taking and borrowing activities, as yields on assets change in a different time period or to a different extent from that of interest costs on liabilities. Many other factors also affect the Company’s exposure to changes in interest rates, such as national, regional and local economic and financial conditions, financial market conditions, legislative and regulatory actions, competitive pressures, customer preferences including loan prepayments and/or early withdrawal of time deposits, and historical pricing relationships.

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

Union Bankshares, Inc. Page 39

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

Members of the ALCO meet at least weekly to set loan and deposit rates, make investment decisions, monitor liquidity, evaluate the loan demand pipeline and review opportunities to sell residential loans into the secondary market. Deposit runoff is monitored daily and loan prepayments evaluated monthly. The Company historically has maintained a substantial portion of its loan portfolio on a variable-rate basis and plans to continue this Asset/Liability Management (ALM) strategy in the future. Portions of the variable-rate loan portfolio have interest rate floors and caps which are taken into account by the Company’s ALM modeling software to predict interest rate sensitivity, including prepayment risk. The utilization of interest rate floors on variable rate loans has become Company policy for loans originated since 2009 due to the historic low interest rate environment. As of March 31, 2011, $25.5 million, or 98.1%, of the investment portfolio was classified as available-for-sale and the modified duration was relatively short. The Company does not utilize any exotic derivative products or invest in any "high risk" instruments.

The Company’s interest rate sensitivity analysis (simulation) as of December 2010 for a flat rate environment (the prime rate at both December 31, 2010 and March 31, 2011 was 3.25%) projected the following for the three months ended March 31, 2011, compared to the actual results:

	March 31, 2011
	Projected	Actual	Percentage Difference
	(Dollars in thousands)
Net Interest Income	$4,791	$4,537	(5.3)
Net Income	$1,091	$1,028	(5.8)
Return on Assets	1.02%	0.91%	(10.8)
Return on Equity	10.74%	9.94%	(7.4)

Actual net interest income is $4.5 million, $254 thousand or 5.3%, lower than projected as loan demand was not as strong as anticipated and interest rates on loans, investment securities and interest bearing deposits saw continued downward pressure due to market rates. In addition, the Company sold more qualified residential mortgage loans to the secondary market than planned to mitigate future interest rate risk since long-term rates dropped during the first quarter of 2011 after beginning to rise during the last 45 days of 2010.

Union Bankshares, Inc. Page 40

Actual net income is lower than projected by $63 thousand mainly due to the lower net interest margin, the $40 thousand in one-time expenses incurred year to date in 2011 for the acquisition of three branches in northwestern New Hampshire anticipated to close in late May 2011, and the write-down of $42 thousand on OREO properties due to subsequent reductions in their estimated fair market value. These negative variances were partially offset by a positive variance of $78 thousand in the gain on sale of loans, a $73 thousand positive variance in the related recognition of net mortgage servicing rights and a $68 thousand positive variance in salary and benefit costs.

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

The Company's maximum exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. For interest rate caps and floors written on adjustable-rate loans, the contract or notional amounts do not represent the Company’s exposure to credit loss. The Company controls the risk of interest rate cap agreements through credit approvals, limits, and monitoring procedures. The Company generally requires collateral or other security to support financial instruments with credit risk.

The following table details the contract or notional amount of financial instruments that represent credit risk at the dates indicated:

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Commitments to originate loans	$14,818	$15,654
Unused lines of credit	48,627	44,720
Standby letters of credit	1,689	1,494
Credit card arrangements	837	838
FHLB of Boston MPF credit enhancement obligation, net	86	86
Commitment to purchase investment securities	6,500	—
Commitment to purchase FDIC insured certificates of deposit	647	—
Total	$73,204	$62,792

Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have a fixed expiration date or other termination clause and may require payment of a fee. Since many of the loan commitments are expected to expire without being drawn upon and not all credit lines will be utilized, the total commitment amounts do not necessarily represent future cash requirements. Lines of credit incur seasonal volume fluctuations due to the nature of some customers' businesses, i.e. tourism and maple syrup products production.

The Company did not hold or issue derivative or hedging instruments during the quarter ended March 31, 2011. The commitment to purchase investment securities and FDIC insured deposits reflects management's strategy to put funds to work that were in overnight deposit accounts at March 31, 2011.

The Company’s subsidiary bank is required (as are all banks) to maintain vault cash or a noninterest bearing reserve balance as established by Federal Reserve regulations. The Bank’s average total required reserve for the 14 day maintenance period including March 31, 2011 was $394 thousand and for December 31, 2010 was $360 thousand, both of which were satisfied by vault cash. The Company has also committed to maintain a noninterest bearing contracted clearing balance of $1.0 million at March 31, 2011 with the Federal Reserve Bank of Boston.

Union Bankshares, Inc. Page 41

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

•
NOW, money markets and savings deposits, which do not have contractual maturities, reflect estimated levels of attrition, which are based on detailed studies by the Company of the sensitivity of each such category of deposit to changes in interest rates.

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

Union Bankshares, Inc. Page 42

The following table shows the Company's rate sensitivity analysis as of March 31, 2011:

	Cumulative repriced within
	3 Months or Less	4 to 12 Months	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
	(Dollars in thousands, by repricing date)
Interest sensitive assets:
Overnight deposits	$24,842	$—	$—	$—	$—	$24,842
Interest bearing deposits in banks	1,593	4,568	5,706	1,198	—	13,065
Investment securities (1)(3)	2,515	3,809	5,728	2,588	11,196	25,836
FHLB Stock	—	—	—	—	1,922	1,922
Loans and loans held for sale (2)(3)	139,931	47,527	64,745	59,576	60,125	371,904
Total interest sensitive assets	$168,881	$55,904	$76,179	$63,362	$73,243	$437,569
Interest sensitive liabilities:
Time deposits	$39,129	$52,932	$30,261	$5,199	$—	$127,521
Money markets	28,300	—	—	—	51,839	80,139
Regular savings	10,228	—	—	—	41,701	51,929
NOW accounts	22,415	—	—	—	40,653	63,068
Borrowed funds	397	2,368	7,425	5,260	11,442	26,892
Total interest sensitive liabilities	$100,469	$55,300	$37,686	$10,459	$145,635	$349,549
Net interest rate sensitivity gap	$68,412	$604	$38,493	$52,903	$(72,392)	$88,020
Cumulative net interest rate sensitivity gap	$68,412	$69,016	$107,509	$160,412	$88,020
Cumulative net interest rate sensitivity gap as a percentage of total assets	14.9%	15.0%	23.4%	34.9%	19.1%
Cumulative net interest rate sensitivity gap as a percentage of total interest sensitive assets	15.6%	15.8%	24.6%	36.7%	20.1%
Cumulative net interest rate sensitivity gap as a percentage of total interest sensitive liabilities	19.6%	19.7%	30.8%	45.9%	25.2%
____________________

(1)	Investment securities exclude marketable equity securities and mutual funds with a fair value of $46 thousand and $105 thousand, respectively, that may be sold by the Company at any time.

(2)	Balances shown include deferred unamortized loan costs of $203 thousand.

(3)	Estimated repayment assumptions considered in Asset/Liability model.

Simulation Analysis. In its simulation analysis, the Company uses computer software to simulate the estimated impact on net interest income under various interest rate scenarios, balance sheet trends and strategies over a relatively short time horizon. These simulations incorporate assumptions about balance sheet dynamics such as loan and deposit growth, product pricing, prepayment speeds on mortgage related assets, principal maturities or calls on other financial instruments and changes in funding mix. While such assumptions are inherently uncertain as actual rate changes and balance sheet growth rarely follow any given forecast and asset-liability pricing and other model inputs usually do not remain constant in their historical relationships, management believes that these assumptions are reasonable. Based on the results of these simulations, the Company is able to quantify its estimate of interest rate risk and develop and implement appropriate strategies.

The following chart reflects the cumulative results of the Company’s latest simulation shock analysis for the next twelve months on net interest income, net income, return on assets and return on equity. Shocks are intended to capture interest rate risk under extreme conditions by immediately shifting to the new level. The projection utilizes a proportional rate shock, of up 300 basis points and down 100 basis points from the March 31, 2011 prime rate of 3.25%. A 300 basis point shock is the highest internal slope monitored. This slope range was determined to be the most relevant during this economic cycle. It should be noted that given the low current prime rate and other key rates at March 31, 2011, the floor rates on various loan and deposit rates may have already been reached or be hit in a down 100 basis point environment which is handled by the simulation model. What the model cannot take into account is what rates the Company will find necessary for competitive purposes to accept on loans or pay on deposits given the current competitive, low interest rate environment.

Union Bankshares, Inc. Page 43

Interest Rate Sensitivity Analysis Matrix
12 Months Ending	Prime Rate	Net Interest Income	Change %	Net Income	Return on Assets	Return on Equity
	(Dollars in thousands)
March 2012	6.25%	$25,480	23.7	$9,768	2.27%	21.67%
	3.25%	20,593	0.0	6,304	1.41%	14.22%
	2.25%	19,142	(7.0)	5,269	1.13%	11.65%

The resulting projected cumulative effect of each of these estimates on net interest income for the twelve month period ending March 31, 2012 are within approved ALCO guidelines for interest rate risks. The return on assets and equity in a down 100 basis point shock scenario are slightly lower than Board guidelines. The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk under different rate scenarios. Any further drops in interest rates would not be in the best interests of the Company.

Liquidity. Managing liquidity risk is essential to maintaining both depositor confidence and stability in earnings. Liquidity is a measurement of the Company’s ability to meet potential cash requirements, including ongoing commitments to fund deposit withdrawals, repay borrowings, fund investment and lending activities, and for other general business purposes. The Company’s principal sources of funds are deposits, amortization and prepayment of loans and securities, maturities of investment securities, interest bearing deposits and other short-term investments, sales of securities and loans available-for-sale, earnings and funds provided from operations. Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities, reduces the Company’s exposure to rollover risk on deposits and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments, draws on unused lines of credit and requests for new loans. The Company’s strategy is to fund assets, to the maximum extent possible, with core deposits that provide a sizable source of relatively stable and low-cost funds. For the quarter ended March 31, 2011, the Company’s ratio of average loans to average deposits dropped to 96.8% compared to the quarter ended March 31, 2010 of 97.9% as loan demand was strong in the first quarter of 2011 but $16.7 million of qualified residential loans were sold during that quarter compared to $8.2 million for the first quarter of 2010.

In addition, as Union, the Company’s subsidiary, is a member of the FHLB of Boston, it had access to unused lines of credit up to $3.6 million at March 31, 2011 over and above the $26.7 million term advances already drawn on the lines, based on a FHLB of Boston estimate as of that date. With the purchase of required FHLB of Boston Class B common stock and evaluation by the FHLB of Boston of the underlying collateral available, that amount could rise to approximately $27.6 million. This line of credit can be used for either short-or-long-term liquidity or other needs. In addition to its borrowing arrangements with the FHLB of Boston, Union maintains pre-approved Federal Funds lines of credit totaling $10.5 million with upstream correspondent banks, a $15 million repurchase agreement line of credit and access to the Federal Reserve discount window, which would require pledging of qualified assets. There was no balance outstanding on either federal funds or repurchase agreement lines or at the discount window at March 31, 2011.

Union is a member of CDARS and ICS which allows Union to provide higher FDIC deposit insurance to customers by exchanging deposits with other members and allows Union to purchase deposits from other members as another source of funding. There were no purchased deposits at either March 31, 2011 or December 31, 2010, although Union had exchanged $8.6 million and $9.8 million of deposits, respectively, with other CDARS/ICS members at those dates.

The Company’s management monitors current and projected cash flows and adjusts positions as necessary to maintain adequate levels of liquidity. Although approximately 71.8% of the Company’s time deposits will mature within twelve months, that level is one of the lowest compared with the preceding seventeen quarters, which ranged from 70.6% to 87.8%. The deposit gathering activities of financial institutions generally have been affected by low interest rates which earlier in the recession made customers reluctant to lock in funds for longer terms but short term rates have dropped and stayed so low that we are starting to see customers extending out to receive a better rate. In the future, as interest rates rise, this may lead to early redemptions by customers which presents its own liquidity issue which will have to be managed. Since the federal funds rate has remained unchanged at a historic low during the last two years, as customers’ time deposits matured, the rollover interest rate available to those customers is most often lower than their previous deposit rate and therefore the cost of funding has been dropping. This phenomenon is happening throughout the banking industry and the Company is optimistic that it can continue to grow its customer deposit base through

Union Bankshares, Inc. Page 44

good customer service, new deposit products offered, competitive but prudent pricing strategy and the continued expansion of the branch network. Management believes that the introduction of more electronic options for deposit products and their off premise utilization through the internet will also assist in the growth of the deposit base. The relationships developed with local municipalities, businesses and retail customers and the variety of deposit products offered should, in management’s view, help to ensure that Union will retain a substantial portion of these deposits. Management will continue to offer a competitive but prudent pricing strategy to facilitate retention of such deposits.

A reduction in total deposits could be offset by purchases of federal funds, utilization of the repurchase agreement line of credit, utilization of the Federal Reserve discount window, purchases of brokered deposits such as one-way CDARS deposits, short-or-long-term FHLB borrowings, or liquidation of investment securities available-for-sale or loans held for sale. Such steps could result in an increase in the Company’s cost of funds or a decrease in the yield earned on assets and therefore adversely impact the net interest spread and margin. Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. However, any projections of future cash needs and flows are subject to substantial uncertainty. Management continually evaluates opportunities to buy/sell securities available-for-sale and loans held for sale, participate loans, obtain credit facilities from lenders, or restructure debt for strategic reasons or to further strengthen the Company’s financial position.

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

The total dollar value of the Company’s stockholders’ equity at March 31, 2011 of $41.8 million was up $56 thousand from December 31, 2010 at $41.7 million, reflecting net income of $1.0 million for the first three months of 2011, the issuance of 1,500 shares of common stock resulting from the exercise of 1,500 incentive stock options totaling $26 thousand, and a decrease of $116 thousand in accumulated other comprehensive loss, partially offset by the dividend payment of $1.1 million in the first three months of 2011.

Union Bankshares, Inc. has 7,500,000 shares of $2.00 par value common stock authorized. As of March 31, 2011, the Company had 4,923,286 shares issued, of which 4,457,204 were outstanding and 466,082 were held in treasury.

On May 20, 2010, Union Bankshares, Inc. announced the adoption of a limited stock repurchase program to authorize the repurchase of up to 2,500 shares of its common stock each calendar quarter in open market purchases or privately negotiated transactions, as management may deem advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase authorization expires on December 31, 2011. The Company did not repurchase any shares during the first quarter of 2011.

The Company has reserved 50,000 shares of common stock for issuance under the 2008 Incentive Stock Option Plan of Union Bankshares, Inc. and Subsidiary. Options with respect to 1,500 shares of common stock were exercised during the first quarter of 2011. The stock to be issued upon exercise of options granted under this Plan consists of authorized but unissued shares of the common stock and/or shares held in treasury. As of March 31, 2011, there were 8,500 employee incentive stock options outstanding and exercisable under the 2008 Plan. Of the options that are currently exercisable under the 2008 Plan, 4,500 options were “in the money” at March 31, 2011. As of March 31, 2011, there was no unrecognized compensation cost or unvested stock options granted under the 2008 Plan. As of March 31, 2011, options for 5,000 shares granted under the Company’s previous incentive stock option plan were outstanding, vested and exercisable; however none of those options were “in the money” and none were exercised during the first three months of 2011.

Union Bankshares, Inc. and Union are subject to various regulatory capital requirements administered by the federal banking agencies. Management believes that as of March 31, 2011, that both companies met all capital adequacy requirements to which they are subject. As of March 31, 2011, the most recent calculation date, Union was categorized as well capitalized under the regulatory framework for prompt corrective action. The prompt corrective action capital category framework applies to FDIC insured depository institutions such as Union but does not apply directly to bank

Union Bankshares, Inc. Page 45

holding companies such as the Company. To be categorized as well capitalized, Union must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. As a bank holding company, the Company is subject to substantially similar capital adequacy requirements of the Federal Reserve Board. There are no conditions or events between March 31, 2011 and the date of this report that management believes have changed either company’s category.

	Actual		Minimum For Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk weighted assets
Union	$47,398	15.41%	$24,606	8.0%	$30,758	10.0%
Company	47,626	15.43%	24,693	8.0%	N/A	N/A
Tier I capital to risk weighted assets
Union	$43,551	14.16%	$12,303	4.0%	$18,454	6.0%
Company	43,768	14.18%	12,346	4.0%	N/A	N/A
Tier I capital to average assets
Union	$43,551	9.67%	$18,015	4.0%	$22,519	5.0%
Company	43,768	9.70%	18,049	4.0%	N/A	N/A

The Company remains focused on achieving its goals of long-term growth and an above-average shareholder return, while maintaining a strong capital position. Management is aware of the particular importance in today’s uncertain economic environment of maintaining strong capital reserves and planning for future capital needs. A quarterly cash dividend of $0.25 per share was declared to shareholders of record April 30, 2011, payable May 12, 2011. Dividends for each of the previous four quarters were $0.25 per share.

Regulatory Matters. The Company and Union are subject to periodic examinations by the various regulatory agencies. These examinations include, but are not limited to, procedures designed to review lending practices, risk management, credit quality, liquidity, compliance and capital adequacy. During 2010, the FDIC and the Federal Reserve Bank of Boston performed various examinations of the Company and Union pursuant to their regular, periodic regulatory reviews. No comments were received from these bodies that would have a material adverse effect on the Company’s or Union’s liquidity, financial position, capital resources, or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Information called for by this item is incorporated by reference in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption OTHER FINANCIAL CONSIDERATIONS on pages 40-46.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2011. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.

Union Bankshares, Inc. Page 46

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From January 1, 2011 to March 31, 2011, the only unregistered issuances of the Company's equity securities were pursuant to the exercise of incentive stock options, resulting in the issuance of 1,500 shares of the Company's common stock. The shares were issued in reliance upon an exemption in section 4(2) of the Securities Act of 1933 for distributions not involving a public offering.

During the three months ended March 31, 2011, Union Bankshares, Inc. did not repurchase any shares of its common stock.

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

May 16, 2011	Union Bankshares, Inc.

/s/ Kenneth D. Gibbons
Kenneth D. Gibbons
Director, President and Chief Executive Officer

May 16, 2011	/s/ Marsha A. Mongeon
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