Form 10-Q
period 2011-06-30
UNION BANKSHARES INC
filed 2011-08-15
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2011

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ]      No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 1, 2011:

Common Stock, $2 par value	4,457,204 shares

UNION BANKSHARES, INC.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2011	December 31, 2010
Assets	(Dollars in thousands)
Cash and due from banks	$6,007	$5,447
Federal funds sold and overnight deposits	23,953	8,845
Cash and cash equivalents	29,960	14,292
Interest bearing deposits in banks	15,903	14,041
Investment securities available-for-sale	36,017	23,780
Investment securities held-to-maturity (fair value $3.5 million and $502 thousand at June 30, 2011 and December 31, 2010, respectively)	3,500	500
Loans held for sale	3,121	5,611
Loans	400,848	376,272
Allowance for loan losses	(4,060)	(3,755)
Net deferred loan costs	210	188
Net loans	396,998	372,705
Accrued interest receivable	1,733	1,560
Premises and equipment, net	8,722	7,842
Core deposit intangible	1,694	—
Goodwill	2,230	—
Other assets	13,677	12,664
Total assets	$513,555	$452,995
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$64,876	$64,526
Interest bearing	227,919	180,386
Time	140,169	131,748
Total deposits	432,964	376,660
Borrowed funds	32,570	28,986
Accrued interest and other liabilities	6,171	5,624
Total liabilities	471,705	411,270
Commitments and Contingencies
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,923,286 shares issued at June 30, 2011 and 4,921,786 shares issued at December 31, 2010	9,847	9,844
Additional-paid-in capital	268	244
Retained earnings	37,454	37,623
Treasury stock at cost; 466,082 shares at June 30, 2011 and December 31, 2010	(3,823)	(3,823)
Accumulated other comprehensive loss	(1,896)	(2,163)
Total stockholders' equity	41,850	41,725
Total liabilities and stockholders' equity	$513,555	$452,995
See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 1

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands except per share data)
Interest income
Interest and fees on loans	$5,389	$5,340	$10,585	$10,598
Interest on debt securities:
Taxable	177	193	320	380
Tax exempt	81	74	154	147
Dividends	1	—	5	—
Interest on federal funds sold and overnight deposits	10	4	16	8
Interest on interest bearing deposits in banks	76	110	152	232
Total interest income	5,734	5,721	11,232	11,365
Interest expense
Interest on deposits	712	756	1,385	1,529
Interest on borrowed funds	290	280	578	563
Total interest expense	1,002	1,036	1,963	2,092
Net interest income	4,732	4,685	9,269	9,273
Provision for loan losses	150	90	300	180
Net interest income after provision for loan losses	4,582	4,595	8,969	9,093
Noninterest income
Trust income	139	108	271	217
Service fees	1,047	1,020	2,053	1,984
Net gains on sales of investment securities available-for-sale	10	—	10	—
Net gains on sales of loans held for sale	339	219	507	267
Other income	112	128	207	172
Total noninterest income	1,647	1,475	3,048	2,640
Noninterest expenses
Salaries and wages	1,892	1,592	3,622	3,157
Pension and employee benefits	779	674	1,596	1,434
Occupancy expense, net	261	221	551	476
Equipment expense	267	244	563	492
Branch acquisition expenses	307	—	345	—
Other expenses	1,503	1,338	2,912	2,595
Total noninterest expenses	5,009	4,069	9,589	8,154
Income before provision for income taxes	1,220	2,001	2,428	3,579
Provision for income taxes	189	475	369	834
Net income	$1,031	$1,526	$2,059	$2,745
Earnings per common share	$0.23	$0.34	$0.46	$0.62
Weighted average number of common shares outstanding	4,457,204	4,460,064	4,456,475	4,460,412
Dividends per common share	$0.25	$0.25	$0.50	$0.50

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 2

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2011 and 2010 (Unaudited)

	Common Stock
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total stockholders’ equity
	(Dollars in thousands)
Balances, December 31, 2010	4,455,704	$9,844	$244	$37,623	$(3,823)	$(2,163)	$41,725
Comprehensive income:
Net income	—	—	—	2,059	—	—	2,059
Other comprehensive income, net of tax:
Change in net unrealized gain on investment securities available-for-sale, net of reclassification adjustment and tax effects	—	—	—	—	—	204	204
Change in net unrealized loss on unfunded defined benefit plan liability, net of reclassification adjustment and tax effects	—	—	—	—	—	63	63
Total other comprehensive income						267
Total comprehensive income				—	—	—	2,326
Issuance of common stock	1,500	3	23	—	—	—	26
Cash dividends declared ($0.50 per share)	—	—	—	(2,228)	—	—	(2,228)
Stock based compensation expense	—	—	1	—	—	—	1
Balances, June 30, 2011	4,457,204	$9,847	$268	$37,454	$(3,823)	$(1,896)	$41,850
Balances, December 31, 2009	4,461,208	$9,844	$219	$36,494	$(3,724)	$(1,653)	$41,180
Comprehensive income:
Net income	—	—	—	2,745	—	—	2,745
Other comprehensive income, net of tax:
Change in net unrealized gain on investment securities available-for-sale, net of reclassification adjustment and tax effects	—	—	—	—	—	222	222
Change in net unrealized loss on unfunded defined benefit pension plan liability, net of reclassification adjustment and tax effects	—	—	—	—	—	49	49
Total other comprehensive income						271
Total comprehensive income							3,016
Cash dividends declared ($0.50 per share)	—	—	—	(2,231)	—	—	(2,231)
Stock based compensation expense	—	—	13	—	—	—	13
Purchase of treasury stock	(2,996)	—	—	—	(54)	—	(54)
Balances, June 30, 2010	4,458,212	$9,844	$232	$37,008	$(3,778)	$(1,382)	$41,924

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 3

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2011	2010
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income	$2,059	$2,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	337	308
Provision for loan losses	300	180
Deferred income tax provision	413	157
Net amortization of investment securities	25	8
Equity in losses of limited partnerships	237	213
Stock based compensation expense	1	13
Net increase in unamortized loan costs	(22)	(116)
Proceeds from sales of loans held for sale	30,929	24,052
Origination of loans held for sale	(27,932)	(17,074)
Net gains on sales of loans held for sale	(507)	(267)
Net (gains) losses on disposals of premises and equipment	(1)	6
Net gains on sale of investment securities available-for-sale	(10)	—
Net gains on sales of repossessed property	(4)	(2)
Write-downs of other real estate owned	147	5
Net (gains) losses on sales of other real estate owned	(19)	3
Decrease in accrued interest receivable	24	102
Amortization of core deposit intangible	14	—
(Increase) decrease in other assets	(1,359)	1,072
Contribution to defined benefit pension plan	(1,250)	(154)
Increase (decrease) in other liabilities	1,100	(70)
Net cash provided by operating activities	4,482	11,181
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	4,008	10,292
Purchases	(5,870)	(4,276)
Investment securities held-to-maturity
Proceeds from maturities, calls and paydowns	500	—
Purchases	(3,500)	(2,000)
Investment securities available-for-sale
Proceeds from sales	658	—
Proceeds from maturities, calls and paydowns	1,840	3,363
Purchases	(14,440)	(2,014)
Net decrease (increase) in loans	9,380	(14)
Recoveries of loans charged off	29	33
Purchases of premises and equipment	(698)	(661)
Investments in limited partnerships	(919)	(179)
Proceeds from sales of other real estate owned	625	321
Proceeds from sales of repossessed property	4	20
Cash acquired, net of cash paid, in branch acquisitions	28,898	—
Net cash provided by investing activities	20,515	4,885

Union Bankshares, Inc. Page 4

Cash Flows From Financing Activities
Repayment of long-term debt	(492)	(774)
Net increase (decrease) in short-term borrowings outstanding	4,076	(4,665)
Net increase (decrease) in noninterest bearing deposits	350	(7,122)
Net (decrease) increase in interest bearing deposits	(19,482)	7,507
Net increase (decrease) in time deposits	8,421	(14,879)
Issuance of common stock	26	—
Purchase of treasury stock	—	(54)
Dividends paid	(2,228)	(2,231)
Net cash used in financing activities	(9,329)	(22,218)
Net increase (decrease) in cash and cash equivalents	15,668	(6,152)
Cash and cash equivalents
Beginning of period	14,292	22,132
End of period	$29,960	$15,980
Supplemental Disclosures of Cash Flow Information
Interest paid	$2,118	$2,312
Income taxes paid	$650	$645
Supplemental Schedule of Noncash Investing and Financing Activities
Other real estate acquired in settlement of loans	$—	$584
Other assets acquired in settlement of loans	$—	$18
Loans originated to finance the sale of other real estate owned	$368	$320
Investment in limited partnerships acquired by capital contributions payable	$645	$—
Assets acquired and liabilities assumed in branch acquisitions (Note 5):
Loans and other non-cash assets, excluding goodwill and core deposit intangible	$34,326	$—
Deposits and other liabilities	$67,162	$—

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 5

UNION BANKSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Union Bankshares, Inc. (the Company) as of June 30, 2011 and 2010, and for the three and six months then ended, have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information, general practices within the banking industry, and the accounting policies described in the Company’s Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of Company’s management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein, have been made. This information should be read in conjunction with the Company’s 2010 Annual Report to Shareholders and 2010 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2011, or any other interim period.

Certain amounts in the 2010 consolidated financial statements have been reclassified to conform to the 2011 presentation.

Intangible assets, included in the Company's unaudited interim consolidated financial statements, include the excess of the purchase price over the fair value of net assets acquired, goodwill, in the acquisition of three New Hampshire branch offices, as well as a core deposit intangible related to the deposits acquired (see Note 5). The core deposit intangible is amortized on a straight line basis over the estimated average life of the core deposit base of 10 years. The Company evaluates the valuation and amortization of the core deposit intangible asset if events occur that could result in possible impairment. Goodwill is evaluated for impairment at least annually, or more frequently as events or circumstances warrant.

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

Note 4. Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU), Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements, to amend the disclosure requirements and clarify existing requirements related to recurring and nonrecurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. The guidance requires new disclosures regarding transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a rollforward of activities, separately reporting purchases, sales, issuance, and settlements, for assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The new disclosure requirements apply to interim and annual reporting periods beginning after December 15, 2009, except for the new rules regarding purchases, sales, issuances and settlements associated with Level 3 measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Other than requiring additional disclosures, adoption of this accounting standard did not have a material effect on the Company’s consolidated financial statements. See Note 11.

In January 2011, the FASB issued an ASU, Deferral of the Effective Date of Disclosures about Troubled Debt Restructuring, for public-entity creditors to temporarily delay the effective date of the disclosures about troubled debt restructurings to allow time for FASB to complete its deliberations of what constitutes a troubled debt restructuring. The Company adopted the required portions of the accounting standard as of December 31, 2010 with no material impact on the Company's consolidated financial statements. In April 2011, the FASB issued an ASU, A Creditor's

Union Bankshares, Inc. Page 6

Determination of Whether a Restructuring is a Troubled Debt Restructuring, which provides companies new criteria for determining whether a particular loan modification represents a troubled debt restructuring for accounting purposes and it signals when a company should also record an impairment loss associated with the same loan. This new guidance is effective for quarterly and annual reports for periods beginning on or after June 15, 2011. The Company does not anticipate the adoption of the remaining open standard will have a material impact on the Company's consolidated financial statements.

In April 2011, the FASB issued an ASU, Reconsideration of Effective Controls for Repurchase Agreements, to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The update removes the transferor's ability criterion from the consideration of effective control for repurchase or other agreements. The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. Management has reviewed the ASU and does not believe that it will have a material effect on the Company's consolidated financial statements.

In May 2011, the FASB issued an ASU, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs). The amendments in this update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this ASU are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. Early application is not permitted. Management is currently reviewing the ASU but does not believe that it will have a material effect on the Company's consolidated financial statements.

In June 2011, the FASB issued an ASU, Presentation of Comprehensive Income, to improve the comparability, consistency and transparency of financial reporting,to increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRSs. The ASU eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and requires that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both formats, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and other comprehensive income are presented. The amendments in the ASU are to be applied retrospectively and are effective for annual and interim periods beginning after December 15, 2011. Early adoption is permitted and management is currently reviewing the ASU to determine which of the two remaining formats will be used in the Company's future consolidated financial statements.

Note 5. Branch Acquisitions
On March 17, 2011, Union Bank ("Union") and Northway Bank ("Northway"), wholly-owned bank subsidiaries of the Company and Northway Financial, Inc., respectively, entered into a Purchase and Assumption Agreement relating to three New Hampshire branch offices of Northway. The branch acquisitions received all required regulatory approvals and was completed on May 27, 2011. In the transaction, Union assumed deposit relationships, and acquired performing loans, branch cash, two banking facilities, and other assets as illustrated below. As provided in the agreement, Union paid a 6% premium on assumed deposits, loans were acquired at par, and the banking facilities were purchased at the most recent tax assessed value. The acquisition allows Union to expand its New Hampshire community banking franchise in western Coos County and to extend into northern Grafton County. The transaction was accounted for as a business combination.

Union Bankshares, Inc. Page 7

The May 27, 2011 acquisition-date estimated fair values of assets acquired and liabilities assumed were as follows:

Assets:	(Dollars in thousands)
Cash	$28,898
Loans	33,612
Bank premises and equipment	517
Accrued interest receivable	197
Identified intangible asset	1,708
Goodwill	2,230
Liabilities:
Deposits	(67,015)
Accrued interest and other liabilities	(147)

The purchase premium of $4.2 million was allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition. The fair value of the deposit accounts assumed was compared to the carrying amounts received and the difference of $1.7 million was recorded as core deposit intangible. The excess of the purchase premium over the fair value of the assets acquired, liabilities assumed, and the amount allocated for core deposit intangible was recorded as goodwill.

The loans acquired were recorded at fair value at the time of acquisition. The fair value of the loans acquired resulted in a loan premium of $545 thousand which is included in the loan balances above, less a non-accretable credit risk component of $325 thousand. The loan premium will be amortized as an adjustment to the related loan yield over the estimated average life of the loans.

Acquisition expenses incurred by the Company were approximately $307 thousand for the three months ended June 30, 2011 and $345 thousand for the six months ended June 30, 2011. These expenses are included on the consolidated statements of income under the caption "Branch acquisition expenses." Management believes that substantially all of the acquisition expenses have been incurred as of June 30, 2011 and any additional expenses will not be material to the Company's results of operations.

The Company recorded goodwill of $2.2 million. The goodwill is not amortizable but is subject to impairment analysis at least annually. Goodwill is deductible for tax purposes.

The Company has not yet finalized its determination of the fair values of certain acquired assets and liabilities and will adjust goodwill, if necessary, upon completion of the process.

The acquired identified intangible asset is the core deposit intangible which is subject to amortization over the estimated 10 year average life of the core deposit base. The amortization expense is included in other noninterest expense on the statement of income and is deductible for tax purposes.

Amortization expense for the core deposit intangible from the acquisition date to June 30, 2011 was $14 thousand. As of June 30, 2011, the remaining amortization expense related to the core deposit intangible, absent any future impairment, is expected to be as follows:

(Dollars in thousands)
2011	$85
2012	171
2013	171
2014	171
2015	171
Thereafter	925
Total	$1,694

Union Bankshares, Inc. Page 8

Management will evaluate goodwill for impairment annually and the core deposit intangible for impairment if conditions warrant.

The amounts of revenue and expenses related to the acquired branches since the acquisition date are included in the unaudited interim consolidated statement of income of the Company for the three and six month periods ended June 30, 2011 as follows:

	For The Three Months Ended June 30, 2011	For The Six Months Ended June 30, 2011
	(Dollars in thousands)
Interest and fees on loans	$167	$167
Interest on deposits and borrowed funds	53	53
Net interest income	114	114
Provision for loan losses	—	—
Net interest income after provision for loan losses	114	114
Noninterest income	17	17
Noninterest expenses	314	352
Loss before income tax benefit	$(183)	$(221)
Income tax benefit	(62)	(75)
Net loss	$(121)	$(146)

Disclosure of the proforma revenue and earnings of the combined entity for the current and prior reporting periods as though the acquisition had occurred at the beginning of the prior annual reporting period is not considered practicable. Retrospective application to January 1, 2011 and January 1, 2010 requires assumptions about management's intent in prior periods that cannot be independently substantiated. It is impossible to objectively distinguish information about significant estimates of amounts that provide evidence of circumstances that existed on the dates at which those amounts would be recognized, measured, or disclosed under retrospective application and would have been available when the financial statements for that prior period were issued. The Company is unable to obtain certain information from the seller regarding transfer of deposits among branches and deposit activity since January 1, 2010. It is impracticable to estimate historical information.

Note 6. Investment Securities
Investment securities as of the balance sheet dates consisted of the following:

June 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$15,322	$36	$(101)	$15,257
Mortgage-backed	3,243	68	(4)	3,307
State and political subdivisions	11,075	323	(88)	11,310
Corporate	4,989	339	—	5,328
Total debt securities	34,629	766	(193)	35,202
Marketable equity securities	697	8	(7)	698
Mutual funds	117	—	—	117
Total	$35,443	$774	$(200)	$36,017
Held-to-maturity
U.S. Government-sponsored enterprises	$3,500	$8	$(14)	$3,494

Union Bankshares, Inc. Page 9

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$4,521	$1	$(63)	$4,459
Mortgage-backed	4,735	87	(11)	4,811
State and political subdivisions	9,373	175	(155)	9,393
Corporate	4,737	274	(39)	4,972
Total debt securities	23,366	537	(268)	23,635
Marketable equity securities	50	1	(6)	45
Mutual funds	100	—	—	100
Total	$23,516	$538	$(274)	$23,780
Held-to-maturity
U.S. Government-sponsored enterprises	$500	$2	$—	$502

Proceeds from the sale of securities available-for-sale were $658 thousand for the three and six months ended June 30, 2011. Gross realized gains from the sale of securities available-for-sale were $11 thousand and gross realized losses were $1 thousand for the three and six months ended June 30, 2011 There were no sales of securities available-for-sale for the six months ended June 30, 2010. The specific identification method is used to determine realized gains and losses on sales of available-for-sale securities.

The amortized cost and estimated fair value of debt securities by contractual scheduled maturity as of June 30, 2011 were as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Available-for-sale
Due in one year or less	$1,253	$1,277
Due from one to five years	12,603	12,790
Due from five to ten years	9,676	9,929
Due after ten years	7,854	7,899
	31,386	31,895
Mortgage-backed securities	3,243	3,307
Total debt securities available-for-sale	$34,629	$35,202
Held-to-maturity
Due from one to five years	$1,500	$1,508
Due from five to ten years	1,500	1,486
Due after ten years	500	500
Total debt securities held-to-maturity	$3,500	$3,494

Actual maturities may differ for certain debt securities that may be called by the issuer prior to the contractual maturity. Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be prepaid, usually without any penalties. Therefore, these mortgage-backed securities are shown separately and not included in the contractual maturity categories in the above maturity summary.

Union Bankshares, Inc. Page 10

Information pertaining to investment securities with gross unrealized losses as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

June 30, 2011	Less Than 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(Dollars in thousands)
Debt securities:
U.S. Government-sponsored enterprises	$9,406	$(115)	$—	$—	$9,406	$(115)
Mortgage-backed	400	(4)	—	—	400	(4)
State and political subdivisions	3,510	(88)	—	—	3,510	(88)
Total debt securities	13,316	(207)	—	—	13,316	(207)
Marketable equity securities	228	(2)	9	(5)	237	(7)
Total	$13,544	$(209)	$9	$(5)	$13,553	$(214)

December 31, 2010	Less Than 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(Dollars in thousands)
Debt securities:
U.S. Government-sponsored enterprises	$3,937	$(63)	$—	$—	$3,937	$(63)
Mortgage-backed	862	(11)	—	—	862	(11)
State and political subdivisions	4,314	(155)	—	—	4,314	(155)
Corporate	202	(39)	—	—	202	(39)
Total debt securities	9,315	(268)	—	—	9,315	(268)
Marketable equity securities	—	—	8	(6)	8	(6)
Total	$9,315	$(268)	$8	$(6)	$9,323	$(274)

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

Union Bankshares, Inc. Page 11

•	Any changes to the rating of the security by a rating agency;

•	Recoveries or additional declines in fair value subsequent to the balance sheet date; and

•	The nature of the issuer, including whether it is a private company, public entity or government-sponsored enterprise, and the existence or likelihood of any government or third party guaranty.

At June 30, 2011, held-to-maturity and available-for-sale securities, consisting of eighteen U.S. Government-sponsored enterprises, one agency collateralized mortgage obligation, two taxable municipal securities, eight tax-exempt municipal securities and seven marketable equity securities had aggregate unrealized losses of $214 thousand. Only one marketable equity security has had an unrealized loss of greater than twelve months and the Company has the ability to hold such security for the foreseeable future. No declines were deemed by management to be other-than-temporary at June 30, 2011.

Investment securities with a carrying amount of $6.6 million and $1.5 million at June 30, 2011 and December 31, 2010, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

Note 7.  Loans

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their unpaid principal balances, adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

Loan interest income is accrued daily on outstanding balances. The accrual of interest is discontinued when a loan is specifically determined to be impaired and/or management believes, after considering collection efforts and other factors, that the borrower's financial condition is such that collection of interest is doubtful. Normally, any unpaid interest previously accrued on those loans is reversed against interest income. A loan may be restored to accrual status when its financial status has significantly improved and there is no principal or interest past due. A loan may also be restored to accrual status if the borrower makes six consecutive monthly payments or the lump sum equivalent. Income on nonaccrual loans is generally not recognized unless a loan is placed back in accrual status or after all principal has been collected. Interest income generally is not recognized on impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are generally applied as a reduction of the loan principal balance. Delinquency status is determined based on contractual terms.

Loan origination fees and direct loan origination costs are deferred and amortized as an adjustment of the related loan's yield using methods that approximate the interest method. The Company generally amortizes these amounts over the estimated average life of the related loans.

The loans acquired in the May 27, 2011 branch acquisition (see Note 5) were recorded at fair value at the time of acquisition. The net carrying amount of the acquired loans included in the June 30, 2011 loan balances below totaled $33.0 million. The fair value adjustment will be amortized as an adjustment to the related loan yield over the estimated average life of the loans.

Union Bankshares, Inc. Page 12

The composition of Net loans as of the balance sheet dates was as follows:

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Residential real estate	$145,109	$132,533
Construction real estate	21,796	18,578
Commercial real estate	185,091	167,056
Commercial	23,511	20,604
Consumer	6,210	6,046
Municipal loans	19,131	31,455
Gross loans	400,848	376,272
Allowance for loan losses	(4,060)	(3,755)
Net deferred loan costs	210	188
Net loans	$396,998	$372,705

Residential real estate loans aggregating $3.0 million and $9.6 million at June 30, 2011 and December 31, 2010, respectively, were pledged as collateral on deposits of municipalities. Qualified first mortgages held by Union may also be pledged as collateral for borrowings from the Federal Home Loan Bank (FHLB) of Boston under a blanket lien.

A summary of current, past due and nonaccrual loans as of the balance sheet dates follows:

June 30, 2011	Current	30-89 Days	Over 90 Days and accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$139,309	$2,083	$1,108	$2,609	$145,109
Construction real estate	21,462	197	90	47	21,796
Commercial real estate	181,711	1,108	1,112	1,160	185,091
Commercial	22,972	366	43	130	23,511
Consumer	6,068	60	19	63	6,210
Municipal	19,131	—	—	—	19,131
Total	$390,653	$3,814	$2,372	$4,009	$400,848

December 31, 2010	Current	30-89 Days	Over 90 Days and accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$123,573	$6,446	$587	$1,927	$132,533
Construction real estate	18,369	116	45	48	18,578
Commercial real estate	163,524	2,729	173	630	167,056
Commercial	20,295	161	—	148	20,604
Consumer	5,953	53	1	39	6,046
Municipal	31,455	—	—	—	31,455
Total	$363,169	$9,505	$806	$2,792	$376,272

Aggregate interest on nonaccrual loans not recognized was $802 thousand and $719 thousand as of June 30, 2011 and 2010, respectively, and $677 thousand as of December 31, 2010.

Note 8.  Allowance for Loan Losses and Credit Quality

The allowance for loan losses is established for estimated losses in the loan portfolio through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the loan balance is uncollectible or in accordance with federal guidelines. Subsequent recoveries, if any, are credited to the

Union Bankshares, Inc. Page 13

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

The allowance consists of specific, general and unallocated components. The specific component relates to the loans that are classified as either monitor, substandard or special mention. For such loans, the level of allowance allocable to those loans is determined through estimating probable loss for each individual credit based on its specific risk attributes. Loans are also evaluated for impairment and may be classified as impaired when management believes it is probable that the Company will not collect all the contractual interest and principal payments as scheduled in the loan agreement. Impaired loans may also include troubled loans that are restructured. A troubled debt restructuring occurs when the Company, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that would otherwise not be granted. Troubled debt restructuring may include the transfer of assets to the Company in partial satisfaction of a troubled loan, a modification of a loan's terms, or a combination of both. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer, residential or small balance commercial loans for impairment evaluation, unless such loans are subject to a restructuring agreement or have been identified as impaired as part of a larger customer relationship. A specific reserve amount is allocated to the allowance for individual loans that have been classified as impaired on the basis of the fair value of the collateral for collateral dependent loans, an observable market price, or the present value of anticipated future cash flows. The general component represents the level of allowance allocable to each loan portfolio category with similar risk characteristics and is determined based on historical loss experience, adjusted for qualitative factors. Qualitative factors considered include underwriting, economic and market conditions, portfolio composition, collateral values, delinquencies, lender experience and legal issues. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

All evaluations are inherently subjective as they require estimates that are susceptible to significant revision as more information becomes available or as changes occur in economic conditions or other relevant factors. Despite the allocation shown in the tables below, the Allowance for loan losses is general in nature and is available to absorb losses from any loan type.

As described in Note 5, the $33.6 million of loans purchased in the branch acquisitions on May 27, 2011 were recorded at their estimated fair value as of such date, and consequently, there was no related adjustment to the allowance for loan losses with respect to the acquired loans at June 30, 2011.

Union Bankshares, Inc. Page 14

Changes in the Allowance for loan losses for the three and six months ended June 30, 2011 were as follows:

For The Three Months Ended June 30, 2011	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer, Municipal and Unallocated	Total
	(Dollars in thousands)
Balance, March 31, 2011	$1,160	$240	$2,136	$264	$108	$3,908
Provision for loan losses	(24)	55	102	23	(6)	150
Recoveries of amounts charged off	—	—	—	2	7	9
	1,136	295	2,238	289	109	4,067
Amounts charged off	(1)	—	—	—	(6)	(7)
Balance, June 30, 2011	$1,135	$295	$2,238	$289	$103	$4,060

For The Six Months Ended June 30, 2011	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer, Municipal and Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2010	$1,033	$240	$2,117	$250	$115	$3,755
Provision for loan losses	110	55	121	34	(20)	300
Recoveries of amounts charged off	1	—	—	5	22	28
	1,144	295	2,238	289	117	4,083
Amounts charged off	(9)	—	—	—	(14)	(23)
Balance, June 30, 2011	$1,135	$295	$2,238	$289	$103	$4,060

Changes in the Allowance for loan losses for the three and six months ended June 30, 2010 were summarized as follows:

	For the Three Months Ended June 30, 2010	For The Six Months Ended June 30, 2010
	(Dollars in thousands)
Balance at beginning of period	$3,455	$3,493
Provision for loan losses	90	180
Recoveries of amounts charged off	15	33
	3,560	3,706
Amounts charged off	(49)	(195)
Balance, June 30, 2010	$3,511	$3,511

Union Bankshares, Inc. Page 15

The allocation of the Allowance for loan losses, summarized on the basis of the Company's impairment methodology, as of the balance sheet dates was as follows:

June 30, 2011	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer, Municipal and Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$255	$17	$380	$44	$24	$720
Collectively evaluated for impairment	880	278	1,858	245	79	3,340
Total allocated	$1,135	$295	$2,238	$289	$103	$4,060

December 31, 2010	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer, Municipal and Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$199	$12	$295	$39	$20	$565
Collectively evaluated for impairment	834	228	1,822	211	95	3,190
Total allocated	$1,033	$240	$2,117	$250	$115	$3,755

The recorded investment in loans, summarized on the basis of the Company's impairment methodology, as of the balance sheet dates was as follows:

June 30, 2011	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$2,244	$95	$5,490	$142	$57	$—	$8,028
Collectively evaluated for impairment	128,090	21,691	163,770	22,141	5,585	18,494	359,771
	130,334	21,786	169,260	22,283	5,642	18,494	367,799
Acquired Loans	14,775	10	15,831	1,228	568	637	33,049
Total	$145,109	$21,796	$185,091	$23,511	$6,210	$19,131	$400,848

December 31, 2010	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,789	$48	$5,224	$146	$30	$—	$7,237
Collectively evaluated for impairment	130,744	18,530	161,832	20,458	6,016	31,455	369,035
Total	$132,533	$18,578	$167,056	$20,604	$6,046	$31,455	$376,272

Union Bankshares, Inc. Page 16

The following tables summarize the loan ratings applied to the Company's loan types as of the balance sheet dates:

June 30, 2011	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$124,289	$20,957	$141,822	$16,080	$5,568	$18,494	$327,210
Satisfactory/Monitor	3,801	734	21,948	6,061	17	—	32,561
Monitor	163	—	1,751	—	—	—	1,914
Substandard	2,081	95	3,739	142	57	—	6,114
	130,334	21,786	169,260	22,283	5,642	18,494	367,799
Acquired Loans	14,775	10	15,831	1,228	568	637	33,049
Total	$145,109	$21,796	$185,091	$23,511	$6,210	$19,131	$400,848

December 31, 2010	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$128,646	$17,999	$142,530	$19,640	$5,991	$31,455	$346,261
Satisfactory/Monitor	2,098	531	19,302	818	25	—	22,774
Monitor	267	—	1,873	—	—	—	2,140
Substandard	1,522	48	3,351	146	30	—	5,097
Total	$132,533	$18,578	$167,056	$20,604	$6,046	$31,455	$376,272

Acquired loans are risk rated, as appropriate, according to the Company's loan rating system, but such ratings are not a determining factor in the establishment of the allowance for loan losses. Rather, acquired loans are initially recorded at fair value, determined based upon an estimate of the amount and timing of both principal and interest cash flows expected to be collected and discounted using a market interest rate, which includes an estimate of future credit losses expected to be incurred over the life of the portfolio. The primary credit quality indicator for acquired loans is whether there has been a decrease in expected cash flows. Monitoring of this portfolio is ongoing to determine if there is evidence of deterioration in credit quality since acquisition. At June 30, 2011, there was no allowance for loan losses for acquired loans.

The following is an overview of the Company's loan rating system:

1-3 Rating - Pass

Risk-rating grades "1" through "3" comprise those loans ranging from lower than average credit risk defined as borrowers with high liquidity, excellent financial condition, strong management, favorable industry trends or loans secured by highly liquid assets through loans with marginal credit risk, defined as borrowers that while creditworthy, exhibit some characteristics which require special attention by the account officer.

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

5-8 Rating - Substandard

Borrowers exhibit well defined weaknesses that jeopardize the orderly liquidation of debt. The loan may be inadequately

Union Bankshares, Inc. Page 17

protected by the net worth and paying capacity of the obligor and/or the underlying collateral is inadequate.

The following table provides information with respect to impaired loans as of and for the three and six months ended June 30, 2011:

	As Of June 30, 2011			For The Three Months Ended June 30, 2011		For The Six Months Ended June 30, 2011
	Recorded Investment	Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With an allowance recorded:
Residential real estate	$433	$498	$72
Commercial real estate	259	278	59
	692	776	131
With no allowance recorded:
Commercial real estate	2,030	2,194	—

Total:
Residential real estate	433	498	72	$365	$4	$343	$4
Commercial real estate	2,289	2,472	59	2,297	21	2,267	42
Total	$2,722	$2,970	$131	$2,662	$25	$2,610	$46

The following table provides information with respect to impaired loans as of December 31, 2010:

	December 31, 2010
	Recorded Investment	Principal Balance	Related Allowance
	(Dollars in thousands)
With an allowance recorded:
Residential real estate	$301	$356	$43
Commercial real estate	1,970	1,974	40
	2,271	2,330	83
With no allowance recorded:
Commercial real estate	236	399	—

Total:
Residential real estate	301	356	43
Commercial real estate	2,206	2,373	40
Total	$2,507	$2,729	$83

At June 30, 2011 and December 31, 2010, the Company was not committed to lend any additional funds to borrowers whose loans were nonperforming, impaired or restructured.

Union Bankshares, Inc. Page 18

Note 9. Defined Benefit Pension Plan
Union Bank, the Company’s sole subsidiary, sponsors a noncontributory defined benefit pension plan covering all eligible employees. The plan provides defined benefits based on years of service and final average salary.

Net periodic pension benefit cost for the three and six months ended June 30 consisted of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Service cost	$170	$136	$340	$289
Interest cost on projected benefit obligation	209	190	418	386
Expected return on plan assets	(219)	(178)	(438)	(365)
Amortization of prior service cost	2	1	4	3
Amortization of net loss	46	27	92	71
Net periodic benefit cost	$208	$176	$416	$384

Note 10. Other Comprehensive Income (Loss)
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

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Net unrealized gain on investment securities available-for-sale	$379	$174
Defined benefit pension plan:
Net unrealized actuarial loss	(2,266)	(2,327)
Net unrealized prior service cost	(9)	(10)
Total	$(1,896)	$(2,163)

Union Bankshares, Inc. Page 19

The following comprised total comprehensive income for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	2011	2010	2011	2010
	(Dollars in thousands)
Net income	$1,031	$1,526	$2,059	$2,745
Investment securities available-for-sale:
Net unrealized holding gains arising during the period on investment securities available-for-sale, net of tax	126	114	211	222
Reclassification adjustment for net gains on investment securities available-for-sale realized in net income, net of tax	(7)	—	(7)	—
Total	119	114	204	222
Defined benefit pension plan:
Reclassification adjustment for amortization of net actuarial loss realized in net income, net of tax	31	20	62	47
Reclassification adjustment for amortization of prior service cost realized in net income, net of tax	1	1	1	2
Total	32	21	63	49
Total other comprehensive income	151	135	267	271
Total comprehensive income	$1,182	$1,661	$2,326	$3,016

Note 11. Fair Value Measurements and Disclosures
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

Union Bankshares, Inc. Page 20

Assets measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
June 30, 2011:
Investment securities available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$15,257	$—	$15,257	$—
Mortgage-backed	3,307	—	3,307	—
State and political subdivisions	11,310	—	11,310	—
Corporate	5,328	3,738	1,590	—
Total debt securities	35,202	3,738	31,464	—
Marketable equity securities	698	698	—	—
Mutual funds	117	117	—	—
Total	$36,017	$4,553	$31,464	$—

December 31, 2010:
Investment securities available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$4,459	$—	$4,459	$—
Mortgage-backed	4,811	—	4,811	—
State and political subdivisions	9,393	—	9,393	—
Corporate	4,972	2,105	2,867	—
Total debt securities	23,635	2,105	21,530	—
Marketable equity securities	45	45	—	—
Mutual funds	100	100	—	—
Total	$23,780	$2,250	$21,530	$—

There were no significant transfers in or out of Levels 1 and 2 for the six months ended June 30, 2011. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as impaired loans and other real estate owned, were not significant at June 30, 2011 or December 31, 2010. The Company has not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.

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

Union Bankshares, Inc. Page 21

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

Loans and loans held for sale: Fair values of loans are estimated for portfolios of loans with similar financial characteristics and segregated by loan type. For variable-rate loan categories that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans (for example, fixed-rate residential, commercial real estate, and rental property mortgage loans, and commercial and industrial loans) are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future cash flows, future expected loss experience and risk characteristics. Purchased loans acquired in the branch acquisitions described in Note 5 were recorded at their estimated fair values on the date of acquisition (May 27, 2011). The carrying amounts reported in the balance sheet for loans that are held for sale approximate their estimated fair values. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable.

Accrued interest receivable and payable: The carrying amounts of accrued interest approximate their fair values.

Federal Home Loan Bank (FHLB) of Boston stock: The carrying amount approximates its fair value.

Deposits: The fair values disclosed for demand deposits or nonmaturity deposits (for example, checking and savings accounts) are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate time deposits approximate their estimated fair values at the reporting date. The fair values for fixed-rate time deposits that reprice frequently are estimated using a discounted cash flow calculation that applies interest rates currently being offered on time deposits to a schedule of aggregated contractual maturities on such time deposits.

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

Union Bankshares, Inc. Page 22

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets	(Dollars in thousands)
Cash and cash equivalents	$29,960	$29,960	$14,292	$14,292
Interest bearing deposits in banks	15,903	16,097	14,041	14,292
Investment securities	39,517	39,511	24,280	24,282
Loans and loans held for sale, net	400,119	399,721	378,316	373,718
Accrued interest receivable	1,733	1,733	1,560	1,560
FHLB of Boston stock	1,922	1,922	1,922	1,922
Financial liabilities
Deposits	$432,964	$433,710	$376,660	$376,729
Borrowed funds	32,570	36,171	28,986	30,780
Accrued interest payable	233	233	389	389

The carrying amounts in the preceding table are included in the balance sheet under the applicable captions.

Note 12. Subsequent Events
Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with U.S. GAAP. Events occurring subsequent to June 30, 2011 have been evaluated as to their potential impact to the consolidated financial statements.

On July 20, 2011, Union Bankshares, Inc. declared a $0.25 per share regular quarterly cash dividend payable August 11, 2011, to stockholders of record on July 30, 2011.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis by management focuses on those factors that, in management's view, had a material effect on the financial position of Union Bankshares, Inc. (the Company) as of June 30, 2011 and December 31, 2010, and its results of operations for the three and six months ended June 30, 2011 and 2010. This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company's Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of the Company's management, the interim unaudited data reflects all adjustments, consisting only of normal recurring adjustments, and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim periods presented. Management is not aware of the occurrence of any events after June 30, 2011 which would materially affect the information presented.

Union Bankshares, Inc. Page 23

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

Forward-looking statements reflect management's current expectations and are subject to uncertainties, both general and specific, and risk exists that actual results will differ from those predictions, forecasts, projections and other estimates contained in forward-looking statements. These risks cannot be readily quantified. When management uses any of the words “believes,” “expects,” “anticipates,” “intends,” "projects," “plans,” “seeks,” “estimates,” "targets," "goals," “may,” “could,” “would,” “should,” or similar expressions, they are making forward-looking statements. Many possible events or factors, including those beyond the control of management, could affect the future financial results and performance of the Company. This could cause results or performance to differ materially from those expressed in forward-looking statements. Some of the more likely factors that might affect forward-looking statements in this report on Form 10-Q include the following:

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

•	loans and deposits acquired with the acquisition of three branches on May 27, 2011 could perform differently than management anticipates in its forecasts;

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

•	disruptions in U.S. and global financial and credit markets, including the downgrading of U.S. and U.S. Government sponsored debt by one or more credit rating agency;

•	ability of financial institutions to offer interest bearing transaction accounts to all customers as of July 21, 2011 and the resulting competitive pressures and their impact on the cost of deposits;

•	further modification of FDIC deposit insurance providing unlimited insurance coverage for two years beginning January 1, 2011 for noninterest bearing transaction accounts and IOLTA accounts;

•	changes to the Company's and/ or the financial market operations resulting from the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act or the Act);

•	adverse changes in the local real estate market, which negatively impact collateral values and the Company's ability to recoup loan losses through disposition of real estate collateral;

•	changes in monetary, regulatory or tax policy that could affect consumer behavior;

•	continuing economic instability, including high unemployment rates, higher taxation, governmental budget issues and resolution of entitlement programs;

•	changes in state foreclosure policies or procedures, which may result in delays in lien enforcement and additional cost; and

•	the effect of federal and state health care reform efforts, including the federal Patient Protection and Affordable Care Act and Vermont's recently enacted single-payer universal health care law.

When evaluating forward-looking statements to make decisions with respect to the Company, investors and others are cautioned to consider these and other risks and uncertainties, including the events and circumstances discussed under “Recent Developments” below, and are reminded not to place undue reliance on such statements and should

Union Bankshares, Inc. Page 24

not consider any such list of factors to be a complete list of risks or uncertainties. Forward-looking statements speak only as of the date they are made and the Company undertakes no obligation to update them to reflect new or changed information or events, except as may be required by federal securities laws.

RECENT DEVELOPMENTS

On May 27, 2011, Union Bank (Union), the Company's subsidiary, completed the acquisition of three New Hampshire branch offices of Northway Bank. The assets acquired and liabilities assumed in the transaction are discussed throughout management's discussion and analysis.

Economic data continues to suggest a slow but positive trend towards economic recovery in our market. Vermont and New Hampshire's unemployment rates have continued to drop throughout late 2010 and into 2011 to 5.5% and 4.9%, respectively, as of June 30, 2011. These rates compare favorably with the national unemployment rate of 9.2% for the same period. Interest rates remain near historic lows, which has allowed many consumers and commercial customers to reduce their monthly debt payments by refinancing their loans. Inflation appears controlled but recent global unrest, the related rise in the price of oil, the weak dollar and now an increase in grocery prices may cause an inflationary spiral. Many financial institutions who accepted government support have repaid those funds and the U.S. financial markets appear to be operating more independently now. The stock market had seen some growth during the first half of 2011 but has experienced some volatility recently which has erased the prior growth and may cause consumers to be concerned.

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

The following positive developments will/may impact the Company in the future:

•
The second quarter 2011 change in the FDIC insurance assessment base from total deposits to net assets has and will continue to reduce the Company's future assessment costs and put community banks, which generally rely more heavily on deposits as a funding source, on a more level playing field with national and regional financial institutions.

•
The decision in February 2011 to waive the 90 day recourse period upon the sale of Small Business Administration (SBA) loans to the secondary market makes that a more attractive alternative for community banks and the continuing development of loan programs for small business customers is always a benefit to a community bank.

•
The FASB, citing outreach activities in which "almost all" constituents believe that amortized cost is significantly more relevant for purposes of measuring most loans, agreed to consider amortized cost as a primary attribute (in addition to fair value) for measuring financial instruments. Therefore loans and debt securities that are held as part of the "customer financing activities of a bank" may continue to be recorded at amortized cost, which will reduce future volatility in a company's financial statements while providing its readers with the most current information.

•
Starting July 21, 2011, banks were permitted to pay interest on business checking accounts. Although it may increase our overall cost of funds, this change will allow us to compete with nonbanks for business customer funds. Union has developed an interest-bearing deposit product available to business customers.

•
The growing recognition by the banking regulators that a one size fits all approach to regulations may not be in the industry's best interest or be adequate to address the attendant risks in each company's business model may bring some regulatory relief to community banks, as evidenced by the new Basel III capital standards and recent risk monitoring and mitigation guidance issued earlier in 2011 by the federal banking regulators.

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

Union Bankshares, Inc. Page 25

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

There have been new laws, regulations and actions proposed or enacted that may be problematic for the Company in terms of future earnings and/or efficiency. The following are the most relevant:

•
The Dodd-Frank Act represents the biggest re-write of financial regulation in decades and bankers continue to be faced with assessing the rules applicable to them, how to implement the rules, training of staff and customers, as well as assessing the financial impact to their companies.

•
By March 15, 2012, all existing ATM's must meet the new Americans with Disabilities Act accessibility standards which will require the replacement of deployed nonconforming ATM's over the next twelve months. An assessment of the Company's existing machines has been completed and a plan has been developed to become compliant by the effective date.

•
The establishment of the new Consumer Financial Protection Bureau created by the Dodd-Frank Act may lead to conflicting regulatory guidance for community banks and increase regulatory costs and burdens but to date no new rules have been published.

•
State and national health care reform initiatives may increase employer costs to provide employer sponsored group health care plans to eligible employees. On May 27, 2011, the Governor of Vermont signed a bill into law to provide universal health care through a single payer system.

•
The Durbin amendment, which required the Federal Reserve to set rates for debit card transaction interchange fees, was initially effective on July 21, 2011, has been delayed and is currently effective on October 1, 2011. The final rule's interchange fee standard has two components - a base fee cap of 21 cents plus 5 basis points of the transaction amount to cover fraud losses. A second provision of the final rule requires a card issuer or payment card network to ensure debit cards can be processed on at least two unaffiliated networks by April 2012. Even though banks with assets of $10 billion or less are exempt from the interchange pricing provision, the pricing rules will impact the competitive environment for payment systems.

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

•
The Basel III Capital Framework published in December 2010 will increase minimum capital levels and add a new capital conservation buffer over the next nine years. The Company's ratios continue to be over those minimums. Basel III will also implement a leverage ratio starting in 2013, a liquidity coverage ratio in 2015 and a net stable funding ratio in 2018 but these ratios have yet to be defined.

•	There are still numerous provisions of the Dodd-Frank Act that originally had an effective date of July 21, 2011 for which final regulations or guidance has not yet been issued.

The cost of doing business as usual has increased dramatically in this regulatory environment as the number and extent of new regulations and the speed with which they must be implemented have put a strain on software providers and staff as well as customers. Also, the cost of mitigating long term interest rate risk by selling loans to the secondary market continues and it is anticipated that this cost will continue to grow as the government sponsored entities continue to work through their own financial problems.

In addition, as required by SEC regulations, the Company must now file its financial statements both in EDGAR format and in eXtensible Business Reporting Language (XBRL), and to post such XBRL information on its website. Ongoing compliance with this new mandate will require administrative resources and result in additional costs.

It is not completely clear at this time what impact current or future government sponsored programs, regulations or legislation will have on the Company, its customers or the U.S. and global financial markets but additional regulatory complexity and allocation of Company resources to deal with it are likely.

CRITICAL ACCOUNTING POLICIES

The Company has established various accounting policies which govern the application of U.S. Generally Accepted Accounting Principles (GAAP) in the preparation of the Company's financial statements. Certain accounting policies

Union Bankshares, Inc. Page 26

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

Allowance for Loan Losses. The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements. Adequacy of the allowance for loan losses is determined quarterly using a consistent, systematic methodology, which analyzes the risk inherent in the loan portfolio. In addition to evaluating the collectability of specific loans when determining the adequacy of the allowance, management also takes into consideration other qualitative factors such as changes in the mix and size of the loan portfolio, historical loss experience, the amount of delinquencies and loans adversely classified, industry trends, and the impact of the local and regional economy on the Company's borrowers. Changes in these qualitative factors may cause management's estimate of the adequacy of the allowance for loan losses to increase or decrease and result in adjustments to the Company's provision for loan losses in future periods. For additional information see FINANCIAL CONDITION- Allowance for Loan Losses below.

Other-than-Temporary Impairment of Securities. Given the disruptions in the financial markets during the last few years, recognizing other-than-temporary impairment on investment securities has become more difficult as complete information is not always available and market conditions and other relevant factors are subject to rapid changes. The other-than-temporary impairment decision is a critical accounting policy for the Company. Accounting guidance requires companies to perform periodic reviews of individual securities in their investment portfolios to determine whether a decline in the value of a security is other-than-temporary. A review of other-than-temporary impairment requires companies to make certain judgments regarding the cause and materiality of the decline, its effect on the financial statements and the probability, extent and timing of a valuation recovery, the company's intent and ability to continue to hold the security, and, with respect to debt securities, the likelihood that the company will have to sell the security before its value recovers. Pursuant to these requirements, management assesses valuation declines to determine the extent to which such changes are attributable to (1) fundamental factors specific to the issuer, such as the nature of the issuer and its financial condition, business prospects or other factors or (2) market-related factors, such as interest rate changes or equity market declines. Declines in the fair value of securities below their cost that are deemed by management to be other-than-temporary are (1) if equity securities, recorded in earnings as realized losses and (2) if debt securities, recorded in earnings as realized losses to the extent they are deemed credit losses, with noncredit losses recorded in Other comprehensive income (loss). Once an other-than-temporary loss on a debt or equity security is realized, subsequent gains in the value of the security may not be recognized in income until the security is sold.

Goodwill and Branch Acquisition. Assets acquired and liabilities assumed are based on fair value estimates. Intangible assets include the excess of the purchase price over the fair value of net assets acquired. The core deposit intangible is amortized on a straight line basis over the estimated average life of the core deposit base of 10 years. The Company evaluates the valuation and amortization of the core deposit intangible asset if events occur that could result in possible impairment. Goodwill is evaluated for impairment at least annually, or more frequently as events or circumstances warrant.

Pension Liabilities. The Company's defined benefit pension obligation and net periodic benefit cost are actuarially determined based on the following assumptions: discount rate, current and estimated future return on plan assets, wage base rate, anticipated mortality rates, Consumer Price Index, and rate of increase in compensation levels. The determination of the pension benefit obligation and net periodic benefit cost are critical accounting estimates as they require the use of estimates and judgments related to the amount and timing of expected future cash outflows for benefit payments and cash inflows for maturities and returns on plan assets as well as Company contributions. Changes in estimates, assumptions and actual results could have a material impact to the Company's financial condition and/or results of operations.

Other. The Company also has other key accounting policies, which involve the use of estimates, judgments and assumptions, that are significant to understanding the Company's financial condition and results of operations, including

Union Bankshares, Inc. Page 27

the valuation of deferred tax assets, mortgage servicing rights, and other real estate owned (OREO). See FINANCIAL CONDITION and the subcaptions Allowance for Loan Losses, Investment Activities and Liability for Pension Benefits below. Although management believes that its estimates, assumptions and judgments are reasonable, they are based upon information presently available and can be impacted by events outside the control of the Company. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

OVERVIEW

On March 17, 2011, Union Bank and Northway Bank, subsidiaries of the Company and Northway Financial, Inc., respectively, entered into a Purchase and Assumption Agreement relating to three New Hampshire branch offices of Northway Bank ("Northway"). The branch acquisitions received all required regulatory approvals and were completed on May 27, 2011. In the transaction, Union assumed deposit relationships, performing loans, branch cash, two banking facilities, and other assets as illustrated below. In accordance with the Agreement, Union paid a 6% premium on assumed deposits, loans were acquired at par, and the banking facilities were purchased at the most recent tax assessed value.
The May 27, 2011 acquisition-date estimated fair values of assets acquired and liabilities assumed were as follows:

Assets:	(Dollars in thousands)
Cash	$28,898
Loans	33,612
Bank premises and equipment	517
Accrued interest receivable	197
Identified intangible asset	1,708
Goodwill	2,230
Liabilities:
Deposits	(67,015)
Accrued interest and other liabilities	(147)

The full earnings impact of the acquired assets and liabilities has not yet been fully felt in the Results of Operations due to the timing of the purchase well past mid-quarter, but assets and liabilities are reflected in the balance sheet as of June 30, 2011. The pre-tax branch acquisition expenses for the three months ended June 30, 2011 totaled $307 thousand and year to date totaled $345 thousand. The branch acquisition expenses for the three and six months ended June 30, 2011 are mainly legal, professional and marketing fees expended to facilitate the purchase of the three New Hampshire branches. There were also expenses incurred to replace customer checkbooks and branch supplies. Management believes that substantially all of the acquisition expenses have been incurred as of June 30, 2011 and any additional expenses will not be material to the Company's results of operations.

The Company's net income was $1.0 million for the quarter ended June 30, 2011 compared to $1.5 million for the quarter ended June 30, 2010, a decrease of $495 thousand, or 32.4%. These results reflected the net effect of an increase in net interest income of $47 thousand, or 1.0%, an increase of $172 thousand, or 11.7%, in noninterest income, the branch acquisition expenses of $307 thousand, an increase in other noninterest expenses of $633 thousand, or 15.6%, an increase of $60 thousand, or 66.7%, in the provision for loan losses and a $286 thousand, or 60.2%, decrease in the provision for income taxes.

The Company continues to face a challenging low interest rate environment as the prime rate has remained unchanged at 3.25% for the last 30 months. Total interest income increased by $13 thousand, or 0.2%, to $5.73 million in the second quarter of 2011, versus total interest income of $5.72 million in the second quarter of 2010, and that increase was bolstered by the decrease in interest expense from $1.04 million in 2010 to $1.00 million in 2011, a decrease of $34 thousand, or 3.3%, between periods. The result of the changes in interest income and interest expense was that net interest income for the second quarter of 2011 was $4.73 million, up $47 thousand, or 1.0%, from the second quarter of 2010 of $4.69 million. During the second quarter of 2011, the Company's net interest margin decreased 37 basis points to 4.29%, from 4.66% for the second quarter of 2010. The Company's net interest spread decreased 34 basis points to 4.10% for the second quarter of 2011, compared to 4.44% for the same period last year. Further drops

Union Bankshares, Inc. Page 28

in the prime rate and/or increases in competitors' deposit or market borrowing rates could be problematic if individual variable rate loan and investment instruments continue to reprice downward at a faster rate than the downward repricing of deposit products.

The $172 thousand increase in noninterest income for the quarter was mainly due to the increase of $120 thousand in net gains on sales of loans held for sale, from $219 thousand for the quarter ended June 30, 2010 to $339 thousand for the quarter ended June 30, 2011, even though the volume of loans sold to the secondary market to mitigate long term interest rate risk dropped from $15.6 million in the second quarter of 2010 to $13.7 million in the second quarter of 2011. The continuing volume of sales was driven by the sustained low long term mortgage rates, which create loan demand, as well as by the strong production from the loan production office in South Burlington, Vermont, which was opened in August 2010. There was also an increase of $27 thousand, or 2.6%, in service fee income, which was mainly due to the increase in debit card and ATM income as well as an increase in loan servicing fees. These increases were partially offset by the decrease in overdraft fee income on deposit accounts. Trust income increased $31 thousandfor the three months ended June 30, 2011 compared to the similar period in 2010 as asset values continued to grow throughout the quarter.

Salaries and wages were higher by $300 thousand, or 18.8%, for the second quarter of 2011 compared to the same period last year due to annual pay increases, the acquisition of three new branches in May 2011 and the opening of the South Burlington, Vermont loan production office in August 2010. Pension and employee benefits were up $105 thousand, or 7.5%, due mainly to the increased costs of retirement plans due to the increased number of employees as well as to increased payroll and unemployment taxes. Net occupancy and equipment expenses are both up due to the increased number of banking locations and the higher costs of operating in 2011.

All other noninterest expenses were up $165 thousand, or 12.3% which has numerous components, with the largest changes being the $78 thousand increase in net other real estate owned (OREO) expense and a $61 thousand increase in marketing costs due to outsourcing the function in the third quarter of 2010.

The Company's effective tax rate decreased to 15.5% for the three months ended June 30, 2011 from 23.7% for the same period in 2010, as tax exempt income increased and tax credits from low income housing partnership investments increased.

At June 30, 2011, the Company had total consolidated assets of $513.6 million, including gross loans and loans held for sale (“total loans”) of $404.0 million, deposits of $433.0 million, borrowed funds of $32.6 million and stockholders' equity of $41.9 million. The Company’s total assets increased $60.6 million, or 13.4%, to $513.6 million at June 30, 2011, from $453.0 million at December 31, 2010. A large portion of the increase was due to the New Hampshire branch acquisitions.

Net loans and loans held for sale increased a total of $21.8 million, or 5.8%, to $400.1 million, or 77.9%, of total assets at June 30, 2011, compared to $378.3 million, or 83.5%, of total assets at December 31, 2010, including $33.6 million in loans acquired with the branch acquisitions. Other than the acquisition of the loans, there was a net decrease in net loans and loans held for sale of $11.8 million, which would have reflected the normal seasonal fluctuation due mainly to the effects of the annual municipal funding cycle in the State of Vermont where the vast majority of municipal borrowers pay off their annual line of credit.

Deposits increased $56.3 million, or 14.9%, to $433.0 million at June 30, 2011, from $376.7 million at December 31, 2010, reflecting the acquisition of $67.0 million in deposits, of which $3.2 million were in the form of deposits linked to overnight collateralized repurchase sweeps. Again, other than the acquisition, there was a normal seasonal decrease in total deposits due to the municipal funding requirements in Vermont as municipalities and school districts utilize their deposits to pay down their annual line of credit at June 30 each year.

The Company's total capital increased from $41.7 million at December 31, 2010 to $41.9 million at June 30, 2011 . Capital ratios, while continuing to meet the regulatory guidelines for well capitalized, all dropped as of June 30, 2011 due to the branch acquisitions. The total risk based capital ratio at December 31, 2010 was 15.12% and had dropped to 12.63% at June 30, 2011 . The regulatory guideline for well capitalized is 10.0% and for minimum requirements is 8.0% .

Although nonperforming assets increased during the second quarter, the Company's asset quality remained strong, with June 30, 2011 total nonperforming assets at $7.2 million, or 1.41% of total assets, compared to $5.2 million, or 1.15% of total assets, at December 31, 2010 and $6.0 million, or 1.40% of total assets, at June 30, 2010. The Company

Union Bankshares, Inc. Page 29

has seen net recoveries of $2 thousand and $5 thousand for the three and six months ended June 30, 2011, respectively. The loan loss provision for the quarter ended June 30, 2011 was $150 thousand, up from $90 thousand for the same period in 2010. The higher provision was deemed by management to be appropriate in light of the increase in nonperforming loans, an increase in the qualitative reserve economic factor for residential, junior lien and construction portfolios, a change in the mix of the portfolio, and the outlook for future economic conditions.

The following unaudited per share information and key ratios depict several measurements of performance or financial condition for the three and six months ended or at June 30, 2011 and 2010, respectively:

	Three Months Ended or At June 30,		Six Months Ended or At June 30,
	2011	2010	2011	2010
Return on average assets (ROA) (1)	0.86%	1.39%	0.88%	1.25%
Return on average equity (ROE) (1)	9.93%	14.64%	9.94%	13.27%
Net interest margin (1)(2)	4.29%	4.66%	4.36%	4.65%
Efficiency ratio (3)	77.11%	65.31%	76.34%	67.56%
Net interest spread (4)	4.10%	4.44%	4.15%	4.42%
Loan to deposit ratio	93.30%	99.03%	93.30%	99.03%
Net loan charge-offs to average loans not held for sale (1)	—	0.04%	—	0.09%
Allowance for loan losses to loans not held for sale (5)	1.01%	1.01%	1.01%	1.01%
Nonperforming assets to total assets (6)	1.41%	1.40%	1.41%	1.40%
Equity to assets	8.15%	9.80%	8.15%	9.80%
Total capital to risk weighted assets	12.63%	15.78%	12.63%	15.78%
Book value per share	$9.39	$9.40	$9.39	$9.40
Earnings per share	$0.23	$0.34	$0.46	$0.62
Dividends paid per share	$0.25	$0.25	$0.50	$0.50
Dividend payout ratio (7)	108.70%	73.53%	108.70%	80.65%
____________________

(1)	Annualized.

(2)	The ratio of tax equivalent net interest income to average earning assets. See page 31 for more information.

(3)
The ratio of noninterest expense ($5.0 million in 2011 and $4.1 million in 2010) to tax equivalent net interest income ($4.9 million in 2011 and $4.8 million in 2010) and noninterest income ($1.6 million in both 2011 and 2010) excluding securities gains ($10 thousand in 2011 and $0 in 2010) for the three months ended June 30, 2011 and 2010, respectively. The ratio of noninterest expense ($9.6 million in 2011 and $8.2 million in 2010) to tax equivalent net interest income ($9.7 million in 2011 and $9.5 million in 2010) and noninterest income ($3.0 million in 2011 and $2.6 million in 2010) excluding securities gains ($10 thousand in 2011 and $0 in 2010) for the six months ended June 30, 2011 and 2010, respectively.

(4)	The difference between the average rate earned on earning assets and the average rate paid on interest bearing liabilities. See page 31 for more information.

(5)
The net carrying amount of loans recorded at fair value from the branch acquisitions was $33.0 million of the June 30, 2011 loan portfolio. The allowance for loan losses to loans not purchased and not held for sale is 1.10% at June 30, 2011.

(6)	Nonperforming assets are loans or investment securities that are in nonaccrual or 90 or more days past due as well as other real estate or assets owned.

(7)	Cash dividends declared and paid per share divided by consolidated net income per share.

Union Bankshares, Inc. Page 30

RESULTS OF OPERATIONS

Net Interest Income. The largest component of the Company’s operating income is net interest income, which is the difference between interest and dividend income received from interest earning assets and the interest expense paid on interest bearing liabilities. The Company’s net interest income increased $47 thousand, or 1.1%, to $4.73 million for the three months ended June 30, 2011, from $4.69 million for the three months ended June 30, 2010. The net interest spread decreased 34 basis points to 4.10% for the three months ended June 30, 2011, from 4.44% for the three months ended June 30, 2010. The decrease in the net interest spread was primarily the result of the 49 basis point drop in average interest rates earned on interest earning assets from 5.66% for the quarter ended June 30, 2010 to 5.17% for the quarter ended June 30, 2011 as the New Hampshire branch acquisitions added deposits of $67.0 million while adding net loans of $33.6 million. The net interest margin for the second quarter of 2011 decreased 37 basis points to 4.29% from the 2010 comparison period at 4.66%, reflecting the change in the composition of assets during the second quarter of 2011 and the effect of a decrease in average interest rates earned on interest earning assets which was only partially offset by the decrease in the average interest paid on interest bearing liabilities.

Yields Earned and Rates Paid. The following table shows for the periods indicated the total amount of income recorded from average interest earning assets, the related average tax equivalent yields, the interest expense associated with average interest bearing liabilities, the related average rates paid, and the resulting tax equivalent net interest spread and margin. Yield and rate information is average information for the period, and is calculated by dividing the annualized tax equivalent income or expense item for the period by the average balance of the appropriate balance sheet item during the period. Net interest margin is annualized tax equivalent net interest income divided by average earning assets. Nonaccrual loans or investments are included in asset balances for the appropriate periods, but recognition of interest on such loans or investments is discontinued and any remaining accrued interest receivable is reversed in conformity with federal regulations. Averages for the three and six month periods ended June 30, 2011 include the interest-earning assets and interest-bearing liabilities acquired in the New Hampshire branch acquisition on May 27, 2011.

Union Bankshares, Inc. Page 31

	Three Months Ended June 30,
	2011			2010
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$19,878	$10	0.19%	$10,839	$4	0.14%
Interest bearing deposits in banks	14,667	76	2.09%	20,024	110	2.20%
Investment securities (1), (2)	33,338	258	3.50%	25,869	267	4.62%
Loans, net (1), (3)	384,642	5,389	5.72%	355,569	5,340	6.13%
FHLB of Boston stock (4)	1,922	1	0.30%	1,922	—	—
Total interest earning assets (1)	454,447	5,734	5.17%	414,223	5,721	5.66%
Cash and due from banks	5,270			4,905
Premises and equipment	8,278			7,969
Other assets	13,171			12,646
Total assets	$481,166			$439,743
Average Liabilities and Stockholders' Equity:
NOW accounts	$68,107	$39	0.23%	$61,876	$36	0.23%
Savings/money market accounts	136,396	153	0.45%	121,501	167	0.55%
Time deposits	137,466	520	1.52%	129,382	553	1.71%
Borrowed funds	30,647	290	3.70%	26,603	280	4.16%
Total interest bearing liabilities	372,616	1,002	1.07%	339,362	1,036	1.22%
Noninterest bearing deposits	61,321			53,001
Other liabilities	5,696			5,695
Total liabilities	439,633			398,058
Stockholders' equity	41,533			41,685
Total liabilities and stockholders’ equity	$481,166			$439,743
Net interest income		$4,732			$4,685
Net interest spread (1)			4.10%			4.44%
Net interest margin (1)			4.29%			4.66%
__________________

(1)	Average yields reported on a tax equivalent basis using a marginal tax rate of 34%.

(2)	Average balances of investment securities are calculated on the amortized cost basis and include nonaccrual securities, if applicable.

(3)	Includes loans held for sale as well as nonaccrual loans, unamortized costs and unamortized premiums and is net of the allowance for loan losses.

(4)	Dividends on the Federal Home Loan Bank (FHLB) of Boston stock were suspended effective the fourth quarter of 2008 and resumed during the first quarter of 2011.

Union Bankshares, Inc. Page 32

	Six Months Ended June 30,
	2011			2010
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$17,119	$16	0.18%	$10,834	$8	0.14%
Interest bearing deposits in banks	13,997	152	2.20%	20,469	232	2.28%
Investment securities (1), (2)	28,653	476	3.78%	24,847	527	4.75%
Loans, net (1), (3)	379,178	10,585	5.73%	353,935	10,598	6.14%
FHLB of Boston stock (4)	1,922	3	0.30%	1,922	—	—
Total interest earning assets (1)	440,869	11,232	5.25%	412,007	11,365	5.67%
Cash and due from banks	5,348			5,072
Premises and equipment	8,052			7,943
Other assets	12,700			12,839
Total assets	$466,969			$437,861
Average Liabilities and Stockholders' Equity:
NOW accounts	$64,832	$70	0.22%	$60,461	$69	0.23%
Savings/money market accounts	130,665	297	0.46%	117,840	320	0.55%
Time deposits	133,573	1,018	1.54%	130,326	1,140	1.76%
Borrowed funds	30,061	578	3.80%	28,175	563	3.97%
Total interest bearing liabilities	359,131	1,963	1.10%	336,802	2,092	1.25%
Noninterest bearing deposits	60,993			53,746
Other liabilities	5,399			5,950
Total liabilities	425,523			396,498
Stockholders' equity	41,446			41,363
Total liabilities and stockholders’ equity	$466,969			$437,861
Net interest income		$9,269			$9,273
Net interest spread (1)			4.15%			4.42%
Net interest margin (1)			4.36%			4.65%
__________________

(1)	Average yields reported on a tax equivalent basis using a marginal tax rate of 34%.

(2)	Average balances of investment securities are calculated on the amortized cost basis and include nonaccrual securities, if applicable.

(3)	Includes loans held for sale as well as nonaccrual loans, unamortized costs and unamortized premiums and is net of the allowance for loan losses.

(4)	Dividends on the Federal Home Loan Bank (FHLB) of Boston stock were suspended effective the fourth quarter of 2008 and resumed during the first quarter of 2011.

Union Bankshares, Inc. Page 33

Tax exempt interest income amounted to $303 thousand and $298 thousand for the three months ended June 30, 2011 and 2010, respectively and $599 thousand and $553 thousand for the six months ended June 30, 2011 and 2010, respectively. The following table presents the effect of tax exempt income on the calculation of the net interest margin, using a marginal tax rate of 34% for 2011 and 2010:

	For The Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Net interest income as presented	$4,732	$4,685	$9,269	$9,273
Effect of tax-exempt interest
Investment securities	53	31	101	62
Loans	147	95	294	172
Net interest income, tax equivalent	$4,932	$4,811	$9,664	$9,507

Rate/Volume Analysis. The following tables describe the extent to which changes in average interest rates (on a fully tax-equivalent basis) and changes in volume of average interest earning assets and interest bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to:

•	changes in volume (change in volume multiplied by prior rate);

•	changes in rate (change in rate multiplied by prior volume); and

•	total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010 Increase/(Decrease) Due to Change In
	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$5	$1	$6
Interest bearing deposits in banks	(29)	(5)	(34)
Investment securities	75	(84)	(9)
Loans, net	428	(379)	49
FHLB of Boston stock	—	1	1
Total interest earning assets	$479	$(466)	$13
Interest bearing liabilities:
NOW accounts	$3	$—	$3
Savings/money market accounts	19	(33)	(14)
Time deposits	34	(67)	(33)
Borrowed funds	41	(31)	10
Total interest bearing liabilities	$97	$(131)	$(34)
Net change in net interest income	$382	$(335)	$47

Union Bankshares, Inc. Page 34

	Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010 Increase/(Decrease) Due to Change In
	Volume	Rate	Net

Interest earning assets:
Federal funds sold and overnight deposits	$6	$2	$8
Interest bearing deposits in banks	(71)	(9)	(80)
Investment securities	82	(133)	(51)
Loans, net	733	(746)	(13)
FHLB of Boston stock	—	3	3
Total interest earning assets	$750	$(883)	$(133)
Interest bearing liabilities:
NOW accounts	$5	$(4)	$1
Savings/money market accounts	33	(56)	(23)
Time deposits	27	(149)	(122)
Borrowed funds	38	(23)	15
Total interest bearing liabilities	$103	$(232)	$(129)
Net change in net interest income	$647	$(651)	$(4)

Three Months Ended June 30, 2011, Compared to Three Months Ended June 30, 2010.

Interest and Dividend Income. The Company’s interest and dividend income remained flat at $5.7 million for the three months ended June 30, 2011 compared to the same period last year, despite an increase in average earning assets of $40.2 million, or 9.7%, to $454.4 million, from $414.2 million for the three months ended June 30, 2010. The positive effect on interest income resulting from the rise in the average volume of earning assets was more than offset by the lower rates earned on interest bearing deposits in banks, investment securities and loans in the second quarter of 2011 versus 2010. The continuing low interest rate environment and the acquisition of 3 branches in New Hampshire on May 27, 2011 that added $33.6 million in loans while receiving $28.9 million in cash to be invested led to lower yields in the quarter ended June 30, 2011. Interest income on loans increased $49 thousand, or 0.9%, to $5.4 million for the second quarter of 2011 versus $5.3 million for the 2010 comparison period, in conjunction with an increase of $29.1 million in average loan volume between periods. Average loans approximated $384.6 million at an average yield of 5.72% for the three months ended June 30, 2011, up $29.1 million from an average of $355.6 million at an average yield of 6.13% for the three months ended June 30, 2010. The branch acquisitions accounted for approximately $11.4 million of the increase in average loans for the quarter ended June 30, 2011. The increase in average loan volume was more than offset by a 41 basis point decrease in average yield.

The Company has continued to manage interest rate risk by selling low rate qualified residential mortgages originated during 2011 to the secondary market and has benefited from the sale of these mortgages, with net gains of $339 thousand on residential and commercial real estate loan sales of $13.7 million for the quarter ended June 30, 2011, compared to net gains of $219 thousand on loan sales of $15.6 million during the same period last year.

The average balance of investments (including mortgage-backed securities) increased $7.5 million, or 28.9%, to $33.3 million for the three months ended June 30, 2011, from $25.9 million for the three months ended June 30, 2010. The average balance invested in interest bearing deposits in banks for the quarter was $14.7 million, down $5.4 million, or 26.8%, from the average level of $20.0 million for the 2010 comparison period. The average balance of federal funds sold and overnight deposits increased $9.0 million, or 83.4%, to $19.9 million for the three months ended June 30, 2011, from $10.8 million for the three months ended June 30, 2010 as cash acquired in the branch acquisitions was put into interest earning assets. Interest income from average nonloan instruments decreased $36 thousand, or 9.4%, between periods, with $345 thousand for the second quarter of 2011 versus $381 thousand for the same period of 2010, reflecting the decreases in average yields on interest bearing deposits and investment securities partially offset by the overall increase in average nonloan instrument volume.

Union Bankshares, Inc. Page 35

Interest Expense. The Company’s interest expense decreased $34 thousand, or 3.3%, to $1.00 million for the three months ended June 30, 2011, from $1.04 million for the three months ended June 30, 2010. The decrease was primarily attributable to lower rates paid on all interest bearing liabilities.

Interest expense on deposits decreased $44 thousand, or 5.8%, to $712 thousand for the quarter ended June 30, 2011, from $756 thousand for the quarter ended June 30, 2010. Competition for deposits has remained strong. Average interest bearing deposits for the quarter ended June 30, 2011 increased $29.2 million, or 9.3%, to $342.0 million compared to average interest bearing deposits of $312.8 million for the same period last year. This increase reflects the overall growth in the franchise, the purchase of $60.2 million in interest bearing deposits (approximately $20.5 million on average for the quarter ended June 30, 2011) with the acquisition of the three New Hampshire branches, as well as the impact of higher FDIC insurance coverage and the continuing uncertainty surrounding the financial markets as customers retain cash in lieu of other investments. Average time deposits increased to $137.5 million for the three months ended June 30, 2011, from $129.4 million for the three months ended June 30, 2010, or increase of $8.1 million, or 6.2% (time deposits acquired averaged $9.2 million). The average rate paid on time deposits during the second quarter of 2011 decreased 19 basis points, to 1.52% from 1.71% for the second quarter of 2010. The average balances for money market and savings accounts increased $14.9 million, or 12.3%, to $136.4 million for the three months ended June 30, 2011, from $121.5 million for the three months ended June 30, 2010 (money market and savings accounts acquired averaged $6.3 million). The average rate paid on money market and savings deposits dropped from 0.55% to 0.45%. A $6.2 million, or 10.1%, increase in NOW accounts brought the average balance up to $68.1 million from $61.9 million between the two comparison periods (NOW accounts acquired averaged $5.0 million). The average rate paid on NOW accounts remained consistent at 0.23% for both periods.

Interest expense on borrowed funds increased $10 thousand or 3.6% to $290 thousand for the for the three months ended June 30, 2011, from $280 thousand for the three months ended June 30, 2010. Average borrowed funds increased $4.0 million, or 15.2%, to $30.6 million for for the three months ended June 30, 2011 compared to $26.6 million for the three months ended June 30, 2010. Customer overnight collateralized repurchase sweeps accounted for $2.1 million of the increase and testing of contingency funding plans through short-term borrowings accounted for the majority of the remainder of the increase. The average rate paid on borrowings dropped from 4.16% for the three months ended June 30, 2010 to 3.70% for the three months ended June 30, 2011, as the borrowing rates paid on customer repurchase sweeps and short-term funding was lower than the longer-term borrowings outstanding.

Provision for Loan Losses. There was a $150 thousand loan loss provision for the quarter ended June 30, 2011 compared to a $90 thousand loan loss provision for the quarter ended June 30, 2010. Although improvement in travel and tourism industry sales has been reported during 2011 in comparison to 2010, the industry has not rebounded to pre-recession levels and the impact of the decline in revenue during the last two years is still evident in the local market. Nonperforming loans increased by $1.2 million between June 30, 2010 and June 30, 2011, while loans specifically reserved for increased by approximately $581 thousand between periods. Between December 31, 2010 and June 30, 2011, nonperforming loans increased by $2.8 million and loans specifically reserved for increased approximately $791 thousand. The qualitative review of the allowance for loan losses during the first quarter 2011 resulted in the economic reserve factors assigned to the residential, junior lien and construction portfolios being increased by 5 basis points. The higher provision in the second quarter of 2011 was deemed appropriate by management in light of the increase in nonperforming loans, as well as the change in reserve factors, the change in the mix of the portfolio and current economic conditions. For further details, see FINANCIAL CONDITION Allowance for Loan Losses and Asset Quality below.

Union Bankshares, Inc. Page 36

Noninterest Income. The following table sets forth changes from the second quarter of 2010 to the second quarter of 2011 for components of noninterest income:

	For The Three Months Ended June 30,
	2011	2010	$ Variance	% Variance
	(Dollars in thousands)
Trust income	$139	$108	$31	28.7
Service fees	1,047	1,020	27	2.6
Net gains on sales of loans held for sale	339	219	120	54.8
Other income	112	128	(16)	(12.5)
Subtotal	1,637	1,475	162	11.0
Net gains on sales of investment securities available-for-sale	10	—	10	—
Total noninterest income	$1,647	$1,475	$172	11.7

Noninterest income net of gains, losses and write-downs on investment securities available-for-sale was $1.6 million, or 22.2%, of total income for the three months ended June 30, 2011 versus $1.5 million, or 20.5%, of total income for the three months ended June 30, 2010. This increase between years reflected the effect of higher income in all noninterest income categories except other income.

Trust income. Trust income increased by $31 thousand, or 28.7%, between the quarters ended June 30, 2011 and June 30, 2010, as dollars in managed and nonmanaged fiduciary accounts grew by 4.2% and 3.8%, respectively, between June 30, 2010 and 2011. Fees are normally charged on asset values.

Service fees. Service fees increased $27 thousand, or 2.6%, between the second quarter of 2010 and the second quarter of 2011. The increase was due in large part to the growth in debit card and ATM fees resulting from the growth in the volume of electronic transactions. There was also an increase in loan servicing fees between years due to the increased volume of residential mortgage loans serviced. These increases were partially offset by the decrease in overdraft fee income on deposit accounts.

Net gains on sales of loans held for sale. Residential and commercial real estate loans totaling $13.7 million were sold for a net gain of $339 thousand during the second quarter of 2011, versus loan sales of $15.6 million for a net gain of $219 thousand during the second quarter of 2010. While the volume of loans sold to mitigate low long term mortgage rates dropped $1.9 million, or 12.2%, between periods, the net gains rose 54.8%, reflecting the effect of the new loan production office in Chittenden County which opened in August 2010 and the introduction of new jumbo and government sponsored loan programs to Union's product line.

Noninterest Expense. The following table sets forth changes from the second quarter of 2010 to the second quarter of 2011 for components of noninterest expense:

	For The Three Months Ended June 30,
	2011	2010	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$1,892	$1,592	$300	18.8
Pension and employee benefits	779	674	105	15.6
Occupancy expense, net	261	221	40	18.1
Equipment expense	267	244	23	9.4
Branch acquisition expenses	307	—	307	—
Expenses of OREO and other assets owned, net	121	48	73	152.1
Vermont franchise tax	107	103	4	3.9
FDIC insurance assessment	87	125	(38)	(30.4)
Equity in losses of affordable housing investments	130	106	24	22.6
Other expenses	1,058	956	102	10.7
Total noninterest expense	$5,009	$4,069	$940	23.1

Union Bankshares, Inc. Page 37

Salaries and wages. The $300 thousand increase in 2011 over 2010 was due primarily to normal annual salary increases, the opening in August 2010 of a new loan production office in South Burlington, Vermont and the acquisition of three branches with staff in May 2011.

Pension and employee benefits. Expense for the defined benefit pension plan was $208 thousand for the second quarter of 2011 compared to $177 for the second quarter of 2010, an increase of $31 thousand, or 17.7%. There was an increase of only $13 thousand, or 4.5%, in the Company’s medical costs from $296 thousand for the second quarter of 2010, to $306 thousand for the second quarter of 2011. Employer payroll taxes were $182 thousand for the second quarter of 2011 up from $125 thousand for the second quarter of 2010, an increase of $56 thousand, or 44.9%. A portion of the increase is due to the increased salaries and wages and the remainder is due to the increase in state and federal unemployment taxes which increased $20 thousand, or 143.4% between years.

Occupancy expense, net. The increase between years is mainly due to the addition of the leased space in August 2010 for the South Burlington loan production office, the cost of three additional branch locations starting May 27, 2011 as well as the higher fuel and utility costs.

Equipment expense. The increase between years is mainly due to the increase in software licenses and maintenance contracts expense, from $79 thousand for the second quarter of 2010 to $91 thousand for the second quarter of 2011.

Branch acquisition expenses. The branch acquisition expenses for the three months ended June 30, 2011 are mainly legal, professional and marketing fees expended to facilitate the purchase of the three New Hampshire branches. There were also expenses incurred to replace customer checkbooks and branch supplies.

Expenses of OREO and other assets owned, net. Expenses for the three months ended June 30, 2011 included $105 thousand in the write-down of value of one OREO property to its fair market value less estimated costs to sell, while the expenses for the three months ended June 30, 2010 and did not include any write-downs.

FDIC insurance assessment: The decrease in assessment for the three months ended June 30, 2011 was due to a change in the assessment formula which had been previously based on total deposits and effective April 1, 2011 was changed to a net assets base.

Other expenses. Outsourcing the marketing function beginning in the third quarter of 2010 added $61 thousand in related expenses to the second quarter of 2011 compared to the same period last year. Upgraded data and phone communication lines in 2010 and continuing through the second quarter of 2011 added $26 thousand in expenses. Increased expense related to an increase in utilization of ATM and debit cards was $41 thousand higher in the second quarter of 2011. The 2010 results include a $41 thousand penalty on the early payoff of a FHLB of Boston advance.

Income Tax Expense. The Company has provided for current and deferred federal income taxes for the quarters ended June 30, 2011 and 2010. The Company's provision for income taxes was $189 thousand for the three months ended June 30, 2011, compared to $475 thousand for the same period in 2010. The Company’s effective tax rate decreased to 15.5% for the three months ended June 30, 2011, from 23.7% for the same period in 2010 as tax exempt interest income increased slightly to $303 thousand for the second quarter of 2011 versus $298 thousand for the second quarter of 2010 and tax credits recorded from investments in affordable housing projects increased to $114 thousand for the second quarter of 2011 versus $95 thousand for the second quarter of 2010.

Six Months Ended June 30, 2011, Compared to Six Months Ended June 30, 2010.

Interest and Dividend Income. The Company’s interest and dividend income decreased $133 thousand, or 1.2%, to $11.2 million for the six months ended June 30, 2011, from $11.4 million for the same period last year, despite an increase in average earning assets of $28.9 million, or 7.0%, to $440.9 million from $412.0 million for the six months ended June 30, 2010. The positive effect on interest income resulting from the rise in the average volume of earning assets was more than offset by the lower rates earned on interest bearing deposits in banks, investment securities and loans in the first half of 2011 versus 2010. Interest income on loans decreased $13 thousand despite an increase of $25.2 million in average loan volume between periods. Average loans approximated $379.2 million at an average yield of 5.73% for the six months ended June 30, 2011, up from an average of $353.9 million at an average yield of 6.14% for the six months ended June 30, 2010. The increase in average loan volume, which included average loans acquired of $5.7 million, was more than offset by the 41 basis point decrease in average yield.

Union Bankshares, Inc. Page 38

The Company has continued to manage interest rate risk by selling low rate qualified residential mortgages originated during 2011 to the secondary market and has benefited from the sale of these mortgages, with net gains of $507 thousand on residential and commercial real estate loan sales of $30.4 million for the six months ended June 30, 2011, compared to net gains of $267 thousand on loan sales of $23.8 million during the same period last year.

The average balance of investments (including mortgage-backed securities) increased $3.8 million, or 15.3%, to $28.7 million for the six months ended June 30, 2011, from $24.8 million for the six months ended June 30, 2010. The average balance invested in interest bearing deposits in banks for the first half of 2011 was $14.0 million, down $6.5 million, or 31.6%, from the 2010 average level of $20.5 million. The average balance of federal funds sold and overnight deposits increased $6.3 million, or 58.0%, to $17.1 million for the six months ended June 30, 2011, from $10.8 million for the six months ended June 30, 2010. Interest income from average nonloan instruments decreased $120 thousand, or 15.6%, between periods, with $647 thousand for the first half of 2011 versus $767 thousand for the same period of 2010, reflecting the decreases in average yields on interest bearing deposits and investment securities despite the $3.6 million, or 6.2% overall increase in average nonloan instrument volume.

Interest Expense. The Company’s interest expense decreased $129 thousand, or 6.2%, to $2.0 million for the six months ended June 30, 2011, from $2.1 million for the six months ended June 30, 2010. The decrease was attributable to lower rates on all interest bearing liabilities even though average balances rose in all categories for the six months ended June 30, 2011.

Interest expense on deposits decreased $144 thousand, or 9.4% to $1.4 million for the six months ended June 30, 2011, from $1.5 million for the six months ended June 30, 2010. Competition for deposits remained strong. Average interest bearing deposits for the six months ended June 30, 2011 increased $20.4 million, or 6.6%, to $329.1 million, including an increase of $10.3 million attributable to the branch acquisitions on May 27, 2011, compared to average interest bearing deposits of $308.6 million for the same period last year. Average time deposits increased to $133.6 million for the six months ended June 30, 2011, from $130.3 million for the six months ended June 30, 2010, or an increase of $3.2 million, or 2.5%. The acquired average time deposits were $4.6 million. The average rate paid on time deposits during the first half of 2011 decreased 22 basis points, to 1.54% from 1.76% for the first half of 2010. The average balances for money market and savings accounts increased $12.8 million, or 10.9%, to $130.7 million for the six months ended June 30, 2011, from $117.8 million for the six months ended June 30, 2010. The acquired average money market and savings accounts were $3.2 million. The average rate paid on money market and savings accounts dropped from 0.55% to 0.46%. A $4.4 million, or 7.23%, increase in NOW accounts brought the average balance up to $64.8 million from $60.5 million between the two comparison periods. The acquired average NOW accounts were $2.5 million. The average rate paid on NOW accounts dropped to 0.22% from 0.23% between periods.

Provision for Loan Losses. There was a $300 thousand loan loss provision for the six months ended June 30, 2011 compared to a $180 thousand loan loss provision for the six months ended June 30, 2010. Although improvement in travel and tourism industry sales has been reported during 2011 in comparison to 2010, the industry has not rebounded to pre-recession levels and the impact of the decline in revenue during the last two years is still evident in the local market. Nonperforming loans increased by $1.2 million between June 30, 2010 and June 30, 2011, while loans specifically reserved for increased by approximately $581 thousand between periods. Between December 31, 2010 and June 30, 2011, nonperforming loans increased by $2.8 million and loans specifically reserved for increased approximately $791 thousand. The qualitative review of the allowance for loan losses during the first quarter 2011, resulted in the economic reserve factors assigned to the residential, junior lien and construction portfolios being increased by 5 basis points. The higher provision in the first half of 2011 was deemed appropriate by management in light of the increase in nonperforming loans, as well as the change in reserve factors, the change in the mix of the portfolio and current economic conditions. For further details, see FINANCIAL CONDITION Allowance for Loan Losses and Asset Quality below.

Union Bankshares, Inc. Page 39

Noninterest Income. The following table sets forth changes from the first half of 2010 to the first half of 2011 for components of noninterest income:

	For The Six Months Ended June 30,
	2011	2010	$ Variance	% Variance
	(Dollars in thousands)
Trust income	$271	$217	$54	24.9
Service fees	2,053	1,984	69	3.5
Net gains on sales of loans held for sale	507	267	240	89.9
Other income	207	172	35	20.3
Subtotal	$3,038	$2,640	$398	15.1
Net gains on sales of investment securities available-for-sale	$10	$—	$10	—
Total noninterest income	$3,048	$2,640	$408	15.5

Noninterest income net of gains, losses and write-downs on investment securities available-for-sale was $3.0 million, or 21.3%, of total income for the six months ended June 30, 2011 versus $2.6 million, or 18.9%, of total income for the six months ended June 30, 2010. This increase between years reflected the effect of higher income in all noninterest income categories.

Trust income. Trust income increased by $54 thousand, or 24.9%, between the six months ended June 30, 2011 and June 30, 2010, as dollars in managed and nonmanaged fiduciary accounts grew by 4.2% and 3.8%, respectively, between June 30, 2010 and 2011. Fees are normally charged on asset values.

Service fees. Service fees increased $69 thousand, or 3.5%, between the first half of 2010 and the first half of 2011. The increase was due in large part to the $93 thousand, or 14.5%, growth in debit card and ATM fees resulting from the growth in the volume of electronic transactions. There was also an increase in loan servicing fees of $38 thousand, or 17.9%, between years due to the increased volume of residential mortgage loans serviced, as well as increases in income from both merchant and credit card programs as commercial customers’ electronic transactions increased. These increases were partially offset by the $91 thousand, or 12.8%, decrease in overdraft and service fee income on deposit accounts.

Net gains on sales of loans held for sale. Residential and commercial real estate loans totaling $30.4 million were sold for a net gain of $507 thousand during the first half of 2011, versus sales of $23.8 million for a net gain of $267 thousand during the first half of 2010. The volume of loans sold to mitigate low long-term mortgage rates continued to be high in 2011 as the new loan production office in Chittenden County continued to increase loans generated for sale and interest rates remained historically low.

Other income. Other income increased $35 thousand, or 20.3%, which was mainly due to income recognized in the first half of 2011 from utilization of Vermont state tax credits.

Union Bankshares, Inc. Page 40

Noninterest Expense. The following table sets forth changes from the first half of 2010 to the first half of 2011 for components of noninterest expense:

	For The Six Months Ended June 30,
	2011	2010	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$3,622	$3,157	$465	14.7
Pension and employee benefits	1,596	1,434	162	11.3
Occupancy expense, net	551	476	75	15.8
Equipment expense	563	492	71	14.4
Branch acquisition expenses	345	—	345	—
Expenses of OREO and other assets owned, net	193	138	55	39.9
Vermont franchise tax	212	206	6	2.9
FDIC insurance assessment	212	258	(46)	(17.8)
Equity in losses of affordable housing investments	237	213	24	11.3
Other expenses	2,058	1,780	278	15.6
Total noninterest expense	$9,589	$8,154	$1,435	17.6

Salaries and wages. The $465 thousand increase in 2011 over 2010 was due primarily to normal annual salary increases, the opening in August 2010 of a new loan production office in South Burlington, Vermont and the addition of branch staff at the three branches acquired in May 2011.

Pension and employee benefits. Expense for the defined benefit pension plan was $416 thousand for the first six months of 2011 and $384 thousand for the first six months of 2010. There was an increase of $48 thousand, or 8.2%, in the Company’s medical costs from $590 thousand for the first half of 2010, to $638 thousand for the first half of 2011, as the cost of the plan increased 8.2% between years mainly due to more employees and family members participating in the plan in 2011, including some of the employees at the loan production office opened in August 2010 and employees' children between the ages of 18 and 26 regardless of their student or marital status due to the federal health care reform law. Employer payroll taxes also increased for the six months ended June 30, 2011 by $77 thousand to $369 thousand from $293 thousand for the six months ended June 30, 2010 reflecting the increase in salaries and wages, as well as an increase of $41 thousand in state and federal unemployment taxes.

Occupancy expense, net. The increase between years is mainly due to the addition of the leased space in August 2010 for the loan production office, the addition of three additional branches in May 2011 as well as the higher fuel and utility costs.

Equipment expense. The increase between years is due to the increase in depreciation expense from $203 thousand for the first half of 2010 to $231 thousand for the first half of 2011, as well as increased costs from $269 thousand to $318 thousand for software licenses and hardware maintenance contracts.

Branch acquisition expenses. The branch acquisition expenses for the six months ended June 30, 2011 are mainly legal, professional and marketing fees expended to facilitate the purchase of the three New Hampshire branches. There were also expenses incurred to replace customer checkbooks and branch supplies.

Expenses of OREO and other assets owned, net. Expenses for the six months ended June 30, 2011 included $147 thousand in the write-down of value of three OREO properties to their fair market value less estimated costs to sell, while the expenses for the six months ended June 30, 2010 did not include any write-downs.

FDIC insurance assessment: The decrease in assessment for the six months ended June 30, 2011 was due to a change in the assessment formula which had been previously based on total deposits and effective April 1, 2011 was changed to a net assets base.

Other expenses. Outsourcing the marketing function beginning in the third quarter of 2010 added $125 thousand in related expenses for the six months ended June 30, 2011 over the six months ended June 30, 2010. Upgraded data and phone communication lines in 2010 and continuing through the first half of 2011 added $62 thousand in communication expenses. ATM and Debit Card expenses were also higher for the six months ended June 30, 2011

Union Bankshares, Inc. Page 41

by $70 thousand, as both customers and noncustomers increased their usage of these electronic forms of access to their funds. Professional fees for the first six months of 2011 included $39 thousand for a consultant to review the Company's compensation package. The 2010 results included a $41 thousand penalty on the early payoff of a FHLB of Boston advance.

Income Tax Expense. The Company has provided for current and deferred federal income taxes for the six months ended June 30, 2011 and 2010. The Company's provision for income taxes was $369 thousand for the six months ended June 30, 2011, compared to $834 thousand for the same period in 2010. The Company’s effective tax rate decreased to 15.2% for the six months ended June 30, 2011, from 23.3% for the same period in 2010 as tax exempt interest income increased to $599 thousand for the first half of 2011 versus $553 thousand for the first half of 2010 and tax credits recorded from investments in affordable housing projects increased to $204 thousand for the first half of 2011 versus $190 thousand for the first half of 2010, as well as a $43 thousand reduction in income tax expense related to an adjustment for the tax treatment of limited housing partnerships.

FINANCIAL CONDITION

At June 30, 2011, the Company had total consolidated assets of $513.6 million, including gross loans and loans held for sale (“total loans”) of $404.0 million, deposits of $433.0 million and stockholders' equity of $41.9 million. The Company’s total assets increased $60.6 million, or 13.4%, to $513.6 million at June 30, 2011, from $453.0 million at December 31, 2010. A large portion of the increase was due to the acquisition of the three New Hampshire branches on May 27, 2011. Net loans and loans held for sale increased a total of $21.8 million, or 5.8%, to $400.1 million, or 77.9%, of total assets at June 30, 2011, including $33.6 million of loans acquired with the branch acquisitions, compared to $378.3 million, or 83.5%, of total assets at December 31, 2010. Other than the acquisition of the loans, there was a net decrease in net loans and loans held for sale of $11.8 million, which would have reflected the normal seasonal fluctuation due mainly to the effects of the annual municipal funding cycle in the State of Vermont where the vast majority of municipal borrowers pay off their annual line of credit.

Deposits increased $56.3 million, or 14.9%, to $433.0 million at June 30, 2011, from $376.7 million at December 31, 2010, with total deposits acquired of $67.0 million, including $3.2 million of deposits linked to overnight collateralized repurchase sweeps. Again, other than the branch acquisitions, there was a normal seasonal decrease in total deposits due to the municipal funding requirements in Vermont as the municipalities and school districts utilize their deposits to pay down their annual line of credit. Noninterest bearing deposits increased $350 thousand, or 0.5%, from $64.5 million at December 31, 2010 to $64.9 million at June 30, 2011, including $3.5 million of acquired deposits. Interest bearing deposits increased $47.5 million, or 26.4%, from $180.4 million at December 31, 2010 to $227.9 million at June 30, 2011, including $33.5 million of acquired deposits. Time deposits increased $8.4 million, or 6.4%, from $131.7 million at December 31, 2010, to $140.2 million at June 30, 2011 including $26.8 million acquired deposits. (See average balances and rates in the Yields Earned and Rates Paid table on page 33.)

The continuing low interest rate environment and aggressive rate competition from in-market and out-of-market financial institutions makes deposit accounts increasingly hard to attract and retain. Noninterest bearing deposit account relationships are especially difficult to develop due to the customer's anticipated cost and inconvenience associated with new checks, debit cards, direct deposits and automated clearing house transaction changes. Therefore, the branch acquisitions with total deposits of $67.0 million, including $3.5 million in noninterest bearing deposits, in markets contiguous to Union's, are viewed by management and the Board of Directors as a strong strategic move for the Company. Deposits at the acquired branches grew to $70.5 million at June 30, 2011.

Total borrowings increased $3.6 million, or 12.4%, at June 30, 2011, from $29.0 million at December 31, 2010 to $32.6 million at June 30, 2011, mainly due to $6.1 million in customer overnight collateralized repurchase sweeps at June 30, 2011 whose addition was partially offset by a payoff of a $2 million short-term FHLB of Boston advance outstanding at December 31, 2010 and normal monthly payments on amortizing advances at the FHLB of Boston. (See Borrowings on page 50.)

Total stockholders’ equity increased $125 thousand to $41.9 million at June 30, 2011 from $41.7 million at December 31, 2010. This increase reflects net income of $2.1 million for the first six months of 2011, the issuance of 1,500 shares of common stock totaling $26 thousand due to the exercise of 1,500 incentive stock options, and the $267 thousand positive change in accumulated other comprehensive loss, less the regular cash dividends paid of $2.2 million (See Capital Resources on page 56.)

Union Bankshares, Inc. Page 42

Loans Held for Sale and Loan Portfolio. Total loans (including loans held for sale) increased $22.1 million, or 5.8%, to $404.0 million from $381.9 million at December 31, 2010. This increase is primarily the result of the branch acquisitions with the net carrying amount of the loans acquired representing $33.0 million of the total June 30, 2011 loan portfolio. The increase from the acquisitions was partially offset by the seasonal payoff of approximately $13.8 million of municipal loans on June 30, 2011. In the beginning of July 2011, approximately $20.4 million of new municipal loans were booked as the municipalities’ and school districts’ new fiscal year began. At June 30, 2011, the Company’s $404.0 million total loan portfolio represented 78.7% of assets, up in dollars but down in percentage from $381.9 million, or 84.3% of assets at December 31, 2010 and up in dollars but down in percentage from $350.9 million, or 82.0% of assets at June 30, 2010. The Company’s loans primarily consist of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Real estate secured loans represented $355.1 million, or 87.9%, of total loans at June 30, 2011 and $323.8 million, or 84.8%, of total loans at December 31, 2010. Average net loans (including loans held for sale) were $353.9 million for the first half of 2010 and increased $25.2 million, or 7.1%, to $379.2 million for the first half of 2011. The average balance of the loans acquired in the branch acquisition for the first half of 2011 was $5.7 million. The Company sold $30.4 million of residential mortgage loans and a commercial real estate loan held for sale during the first half of 2011, resulting in a net gain on sale of loans of $507 thousand, compared with loan sales of $23.8 million and related net gain on sale of loans of $267 thousand for the first half of 2010. While competition for good loans is strong, the Company has been able to originate loans to both current and new customers while maintaining credit quality. Consumer loan demand was steady during the first couple of months of 2011, slowed going into the second quarter of 2011 and picked back up later in the second quarter. Commercial and construction loan demand was modest during the first half of 2011 but began to improve with the start of the summer season. The improving economy, strong winter tourism season and the drop in the unemployment rates led management to be cautiously optimistic regarding future loan demand but anticipated increased inflation or interest rates may have a negative impact.

The composition of the Company's loan portfolio as of June 30, 2011 and December 31, 2010 was as follows:

	June 30, 2011		December 31, 2010
Loan Type	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$145,109	35.9	$132,533	34.7
Construction real estate	21,796	5.4	18,578	4.9
Commercial real estate	185,091	45.8	167,056	43.7
Commercial	23,511	5.8	20,604	5.4
Consumer	6,210	1.6	6,046	1.6
Tax exempt loans	19,131	4.7	31,455	8.2
Loans held for sale	3,121	0.8	5,611	1.5
Total loans	403,969	100.0	381,883	100.0
Add/(Deduct):
Allowance for loan losses	(4,060)		(3,755)
Unamortized net loan costs	210		188
Net loans and loans held for sale	$400,119		$378,316

The Company originates and sells qualified residential mortgages to the secondary market, with most of this type of sales made to the Federal Home Loan Mortgage Corporation (FHLMC/“Freddie Mac”). At June 30, 2011, the Company serviced a $311.5 million residential real estate mortgage portfolio, of which $2.8 million is held for sale and approximately $163.6 million is serviced for unaffiliated third parties.

The Company chose to sell a substantial portion of qualified residential mortgage loans generated during the first half of 2011 to the secondary market in order to mitigate long-term interest rate risk and to generate fee income. The Company generally retains the servicing rights on sold residential mortgage loans. During the first quarter of 2011, the Company received approval to originate and sell Federal Housing Administration (FHA) and Veterans Administration (VA) residential mortgage loans. These loan products increase the Company's ability to serve the borrowing needs of residents in the communities we serve.

The Company also originates commercial real estate and commercial loans under various SBA, U.S. Department of

Union Bankshares, Inc. Page 43

Agriculture Rural Development and Vermont Economic Development Authority programs which provide a government agency guaranty for a portion of the loan amount. There was $3.7 million guaranteed under these various programs at June 30, 2011. The Company occasionally sells the guaranteed portion of the loan to other financial concerns and retains servicing rights, which generates fee income. The Company serviced $22.1 million of commercial and commercial real estate loans for unaffiliated third parties as of June 30, 2011. This includes $18.8 million of commercial, municipal, residential or commercial real estate loans the Company has participated out to other financial institutions, in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.

The Company capitalizes servicing rights for both residential mortgage and commercial loans sold with servicing retained. The Company recognizes gains and losses on the sale of the principal portion of these loans as they occur. The unamortized balance of servicing rights on loans sold with servicing retained was $701 thousand at June 30, 2011, with an estimated market value in excess of the carrying value as of such date.

There were $3.0 million of residential real estate loans pledged to secure municipal deposits above the FDIC insurance coverage level as of June 30, 2011. Qualified residential first mortgages held by Union and up to $25 million in qualified small business loans may also be pledged as collateral for borrowings from the FHLB of Boston under a blanket lien.

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

Restructured loans include the Company’s troubled debt restructurings that involved forgiving a portion of interest or principal, refinancing at a rate materially less than the market rate, rescheduling loan payments, or granting other concessions to a borrower due to financial or economic reasons related to the debtor’s financial difficulties that the Company would not ordinarily grant. Restructured loans do not include qualifying restructured loans that have complied with the terms of their restructure agreement for a satisfactory period of time. There was one restructured commercial real estate loan of $1.8 million at both June 30, 2011 and December 31, 2010 and it was current on its restructured payment terms as of such dates. Restructured loans are considered impaired loans when evaluating a specific loan loss reserve allocation.

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

Union Bankshares, Inc. Page 44

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

The following table shows the composition of nonperforming assets at the dates indicated and trends of certain ratios monitored by Company's management in reviewing asset quality:

	June 30, 2011	December 31, 2010	June 30, 2010
	(Dollars in thousands)
Nonaccrual loans	$4,009	$2,792	$3,535
Accruing loans 90+ days delinquent	2,372	806	1,615
Total nonperforming loans	6,381	3,598	5,150
OREO	860	1,609	826
Total nonperforming assets	$7,241	$5,207	$5,976
Allowance for loan losses to loans not held for sale (1)	1.01%	1.00%	1.01%
Allowance for loan losses to nonperforming loans	63.63%	104.36%	68.17%
Nonperforming loans to total loans	1.58%	0.94%	1.47%
Nonperforming assets to total assets	1.41%	1.15%	1.40%
Delinquent loans (30 days to nonaccruing) to total loans	2.52%	3.43%	2.22%
Net charge-offs (annualized) to average loans not held for sale	N/A	0.07%	0.09%
Loan loss provision to net charge-offs, year-to-date	N/A	201.42%	111.12%
____________________

(1)
The net carrying amount of loans recorded at fair value from the branch acquisitions was $33.0 million of the June 30, 2011 loan portfolio. The allowance for loan losses to loans not purchased and not held for sale is 1.10% at June 30, 2011.

The Company had net recoveries of $5 thousand on loans previously charged off during the first half of 2011 so both the ratio of net charge-offs (annualized) to average loans not held for sale and the ratio of loan loss provision to net charge-offs year-to-date are not applicable.

The level of nonaccrual loans increased $1.2 million, or 43.6%, since December 31, 2010, while accruing loans delinquent 90 days or more increased $1.6 million, or 194.3%, during the same time period and the percentage of nonperforming loans to total loans increased from 0.94% to 1.58%. Of the $2.8 million net increase in nonperforming loans between December 31, 2010 and June 30, 2011, a total of $1.6 million is attributable to three commercial real estate borrowers and one residential borrower who were either current or less than 90 days delinquent as of December 31, 2010. One commercial real estate loan relates to a business that struggled during the recession, ceased operations during the second quarter of 2011, and is currently renting a portion of the commercial real estate space to an unaffiliated third party. The Company has commenced foreclosure proceedings on another of the commercial real estate loans with a balance of $275 thousand. The other commercial real estate loan is in nonaccrual with the borrower reporting that there is an offer on the property and a payment received in June 2011 brought the loan to less than 30 days delinquent. The residential loan is in nonaccrual and was restructured during the second quarter of 2011, with the first payment due in July 2011 having been received timely. The remaining $1.2 million of the increase in nonperforming loans between periods is mainly due to six residential properties and one commercial real estate property. The aggregate interest income not recognized on nonaccrual loans amounted to approximately $802 thousand and $719 thousand as of June 30, 2011 and 2010, respectively, and $677 thousand as of December 31, 2010.

At June 30, 2011, the Company had three customers with loans rated substandard that were on a performing status totaling $935 thousand, compared to four customers totaling $1.7 million at December 31, 2010. In management's view, such loans represent a higher degree of risk of becoming nonperforming loans in the future. While still on a performing status, in accordance with the Company’s credit policy, loans are deemed substandard when a review indicates the existence of certain conditions making the likelihood of collection questionable. The decrease between December 31, 2010 and June 30, 2011 is primarily due to loans aggregating $702 thousand rated substandard that were performing as of December 31, 2010 that are considered nonperforming as of June 30, 2011.

Union Bankshares, Inc. Page 45

The Company’s management is focused on the impact that the prolonged recession may have on its borrowers and is closely monitoring industry and geographic concentrations for evidence of financial problems. Since the fourth quarter of 2007, residential real estate values have declined nationally with some other areas of the country experiencing significant weakening. While the recession impacted the region's housing market, it did not cause significant price declines. Sales of homes in Vermont and northwestern New Hampshire slowed considerably over the last three years along with housing permits but signs of improvement have been seen going into the summer season in the majority of our markets. The real estate market decline significantly contributed to the downturn in the general economy with unemployment rates and business failures rising nationwide. These conditions may cause borrowers who are current in their payments to experience deterioration in the value of their collateral and increase the potential of default if their income levels decline. Management continues to monitor the national, regional and local economic environment and its impact on unemployment, business failures and real estate values in the Company’s market area. The unemployment rate has started to drop in our market areas and in Vermont was at a 5.5% level for June 2011 compared to 6.2% for June 2010. New Hampshire was at 4.9% and 6.0% compared to the nationwide rate of 9.2% and 9.5% for the comparable periods.

Vermont and New Hampshire continue to have some of the lowest residential foreclosure rates in the United States. On occasion the Company acquires residential or commercial real estate properties through or in lieu of loan foreclosure. These properties are held for sale and are initially recorded as OREO at fair value less estimated selling costs at the date of the Company’s acquisition of the property, with fair value based on an appraisal for more significant properties and on a broker’s price opinion for minor properties. Holding costs and declines in fair value on properties acquired are expensed as incurred. Declines in fair value after acquisition of the property result in charges against income before tax, which totaled $105 thousand for the quarter ended and $147 thousand for the six months ended June 30, 2011. There were no declines in fair value after acquisition of the property resulting in charges against income before tax for the quarter or six months ended June 30, 2010. The Company evaluates each property at least quarterly for changes in the fair value. The Company had six residential, land development or commercial real estate properties for a total of $860 thousand classified as OREO at June 30, 2011, and one residential property has subsequently gone under contract to sell. This compares to a total of $1.6 million at December 31, 2010, representing three residential, one multi-family, two commercial and three construction/land development properties. There was a $152 thousand allowance for losses on OREO at June 30, 2011 and $47 thousand at December 31, 2010 which were netted out of the above values.

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

Union Bankshares, Inc. Page 46

Department. Loan Review personnel conduct ongoing portfolio analyses and individual credit reviews to evaluate loan risk and compliance with lending policies.

The level of allowance allocable to each loan portfolio category with similar risk characteristics is determined based on historical charge-offs, adjusted for qualitative risk factors. A quarterly analysis of various qualitative factors, including portfolio characteristics, national and local economic trends, overall market conditions, and levels of, and trends in, delinquencies and nonperforming loans, helps to ensure that areas with potential risk for loss are considered in management’s allowance estimate. In addition, when other individual loans are identified by management as representing an elevated risk of loss, the level of allowance allocable to those loans is determined through estimating probable loss for each individual credit based on its specific risk attributes. Nonaccrual loans are also evaluated for specific impairment when Union’s commercial loan exposure is greater than $100 thousand, Union’s exposure for an entire customer relationship is greater than $150 thousand, or Union' exposure on residential loans is greater than $250 thousand. These loans may be classified as impaired when management believes it is probable that the Company will not collect all the contractual interest and principal payments as scheduled in the loan agreement. A specific reserve amount is allocated to the allowance for individual loans that have been classified as impaired on the basis of the fair value of the collateral for collateral dependent loans, an observable market price or the present value of anticipated future cash flows. Impaired loans also include restructured loans and were $2.8 million at June 30, 2011, with government guaranties of $110 thousand and a specific reserve amount allocated of $131 thousand which is estimated by management to be the Company’s loss exposure. This compares to impaired loans of $2.6 million at December 31, 2010, with government guaranties of $110 thousand and a specific reserve amount allocated of $83 thousand.

The Company’s loan portfolio balance not held for sale increased by $24.6 million, from $376.3 million at December 31, 2010 to $400.8 million at June 30, 2011. There was growth in almost all loan categories (see chart on page 43 for further details) during the first half of 2011, which was primarily attributable to the branch acquisitions. This loan growth was partially offset by a large decrease in the municipal loan portfolio. The decrease in municipal loans is a one day seasonal fluctuation due to the annual fiscal cycle of Vermont municipalities and school districts. The composition of the Company’s loan portfolio remained relatively unchanged with the exception of the one day variance in municipal loans from December 31, 2010, and there was no material change in the Company’s lending programs or terms during the second quarter or first half of 2011.

The following table reflects activity in the allowance for loan losses for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$3,908	$3,455	$3,755	$3,493
Charge-offs:
Real Estate:
Residential	(1)	(4)	(9)	(106)
Commercial	—	(40)	—	(78)
Commercial	—	(2)	—	(2)
Consumer and other	(6)	(3)	(14)	(9)
Total charge-offs	(7)	(49)	(23)	(195)
Recoveries:
Real Estate:
Residential	—	—	1	7
Commercial	2	10	5	11
Consumer and other	7	5	22	15
Total recoveries	9	15	28	33
Net recoveries (charge-offs)	2	(34)	5	(162)
Provision for loan losses	150	90	300	180
Balance at end of period	$4,060	$3,511	$4,060	$3,511

Union Bankshares, Inc. Page 47

The following table (net of loans held for sale) shows the internal breakdown by risk component of the Company's allowance for loan losses and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

	June 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate
Residential	$1,135	36.2	$1,033	35.2
Commercial	2,238	48.8	2,117	47.3
Construction	295	5.4	240	4.9
Other Loans
Commercial	289	5.9	250	5.5
Consumer, municipal, other and unallocated	103	3.7	115	7.1
Total	$4,060	100.0	$3,755	100.0

Notwithstanding the categories shown in the table above, all funds in the allowance for loan losses are available to absorb loan losses in the portfolio, regardless of loan category or specific allocation.

Management of the Company believes, in its best estimate, that the allowance for loan losses at June 30, 2011, is appropriate to cover probable credit losses inherent in the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the allowance at June 30, 2011. See CRITICAL ACCOUNTING POLICIES. In addition, our banking regulators, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. A large adjustment to the allowance for losses in future periods may require increased provisions to replenish the allowance, which could negatively affect earnings. While the Company recognizes that further economic slowdown or financial and credit market turmoil may adversely impact its borrowers' financial performance and ultimately their ability to repay their loans, management continues to be cautiously optimistic about the collectability of the Company's loan portfolio.

Investment Activities. At June 30, 2011, there was $3.5 million of investment securities classified as held-to-maturity and $36.0 million investment securities classified as available-for-sale, totaling $39.5 million, or 7.7%, of assets. The amount in investment securities increased $15.2 million, or 62.8%, from $24.3 million, or 5.4%, of assets at December 31, 2010. The Company has increased its investment portfolio as one method of reducing excess liquidity as a result of the branch acquisition. There was $6.6 million of investment securities pledged to secure various commercial, governmental, and municipal deposits as of June 30, 2011 and $1.5 million at December 31, 2010.

Net unrealized gains for the Company’s available-for-sale investment securities portfolio were $574 thousand as of June 30, 2011 versus net unrealized gains of $265 thousand as of December 31, 2010. Net unrealized gains of $379 thousand, net of income tax effect, were reflected in the Company’s accumulated other comprehensive loss component of stockholders’ equity at June 30, 2011.

There were no other-than-temporary impairments noted by management in the Company’s investment portfolio during the six months ended June 30, 2011 or for the year ended December 31, 2010. Management’s evaluation of other-than-temporary impairments is subject to risks and uncertainties and is intended to determine the appropriate amount and timing for recognizing an impairment charge. The assessment of whether such impairment for debt securities has occurred is based on management’s best estimate of the cash flows expected to be collected at the individual security level. We regularly monitor our investment portfolio to ensure that securities that may be other-than-temporarily impaired are identified in a timely manner and that any impairment charge is recognized in the proper period and, with respect to debt securities, that the impairment is properly allocated between credit losses recognized in earnings and unrealized losses recognized in other comprehensive income (loss). See CRITICAL ACCOUNTING POLICIES. Further deterioration in credit quality and/or current imbalances in liquidity that may exist in the financial marketplace might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as other than temporary in future periods, resulting in write-downs and charges to earnings.

Union Bankshares, Inc. Page 48

Federal Home Loan Bank of Boston Stock. Union is a member of the FHLB of Boston, with an investment of $1.9 million in its Class B common stock at both June 30, 2011 and December 31, 2010. The Class B common stock has a five year notice requirement for redemption and there is no guarantee of future redemption. Also, there is the possibility of future capital calls by the FHLB of Boston on member banks to ensure compliance with its capital plan. Union’s investment in FHLB stock is carried as an Other asset at cost and is nonmarketable. Similar to evaluating investment securities for other-than-temporary impairment, management has evaluated its investment in the FHLB of Boston. The FHLB of Boston has taken a number of steps to strengthen its capital position and preserve its capital in the wake of significant other-than-temporary impairment charges it has previously recorded in its investment portfolio. The FHLB of Boston remained in compliance with all regulatory capital ratios as of December 31, 2010 and June 30, 2011. Quarterly dividend payments on the FHLB of Boston Class B common stock were suspended from the third quarter of 2008 until the first quarter of 2011, when they resumed at a modest level. The FHLB board of directors anticipates that it will continue to declare modest cash dividends through 2011, but cautioned that adverse events such as a negative trend in credit losses on FHLB's private-label mortgage-backed securities or mortgage portfolio, a meaningful decline in income, or regulatory disapproval could lead to reconsideration of this plan. The moratorium on excess stock repurchases is still in effect. Union does not intend to dispose of its FHLB of Boston stock and the primary purpose of the investment is to obtain access to the FHLB of Boston credit facilities and other products and services. Management’s most recent evaluation of Union’s holdings of FHLB of Boston common stock concluded that Union will likely recover its investment in the FHLB of Boston stock at the stated par value.

Deposits. The following table shows information concerning the Company's average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the periods ended June 30, 2011 and December 31, 2010.

	Six Months Ended June 30, 2011			Year ended December 31, 2010
	Average Amount	Percent of Total Deposits	Average Rate	Average Amount	Percent of Total Deposits	Average Rate
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$60,993	15.6	—	$55,829	15.1	—
NOW accounts	64,832	16.6	0.22%	62,094	16.8	0.22%
Money Market accounts	79,769	20.5	0.57%	73,484	19.9	0.66%
Savings accounts	50,896	13.1	0.28%	46,985	12.8	0.30%
Total nontime deposits	256,490	65.8	0.29%	238,392	64.6	0.32%
Time deposits:
Less than $100,000	72,302	18.5	1.35%	71,205	19.3	1.67%
$100,000 and over	61,271	15.7	1.76%	59,179	16.1	1.73%
Total time deposits	133,573	34.2	1.54%	130,384	35.4	1.70%
Total deposits	$390,063	100.0	0.72%	$368,776	100.0	0.81%

The Company participates in the Certificate of Deposit Account Registry Service (CDARS) of Promontory Interfinancial Network, LLC, which permits the Company to offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants. Participants may also purchase deposits through CDARS. There were $6.0 million of time deposits of $250,000 or less on the balance sheet at June 30, 2011 and $9.8 million at December 31, 2010 which were exchanged with other CDARS participants and are therefore considered for certain regulatory purposes to be “brokered” deposits. The Company also participates in Promontory Interfinancial Network's Insured Cash Sweep (ICS) program. ICS is a service through which Union can offer its customers a savings product with access to multi-million dollar FDIC insurance while receiving reciprocal deposits from other banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of savings deposits through ICS in effect permits Union to retain the full amount of the customer's deposits on Union's balance sheet. There was $1.8 million in ICS money market deposits on the balance sheet at June 30, 2011 and none at December 31, 2010. None of the Company’s CDARS or ICS deposits, as of the respective balance sheet dates, represent purchased deposits as all such deposits were matched dollar for dollar with Union’s customer deposits which were placed in other participating financial institutions in order to provide those customers with full FDIC insurance coverage.

Union Bankshares, Inc. Page 49

The following table sets forth information regarding the Company’s time deposits in amounts of $100,000 and over at June 30, 2011 and December 31, 2010 that mature during the periods indicated:

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Within 3 months	$14,551	$6,732
3 to 6 months	9,279	28,441
6 to 12 months	16,710	16,751
Over 12 months	13,944	10,986
	$54,484	$62,910

In total the Company’s time deposits in amounts of $100 thousand and over dropped $8.4 million, or 13.4%, between December 31, 2010 and June 30, 2011. There was a change in each of the maturity time frames, especially within 3 months and the 3 to 6 months categories. In Vermont, the majority of the municipalities’ and school districts’ fiscal year ends are June 30, with most of their time deposits maturing on that date. Municipal certificates of deposit greater than $100 thousand were $4.2 million on June 30, 2011, with $2 million scheduled to mature on July 2, 2011. The balances had grown to $15.0 million by July 5, 2011 and to $21.0 million by July 15, 2011 as the municipal financial cycle started its new fiscal year for the majority of our municipal customers.

Total deposits on average between the year ended December 31, 2010 and the six months ended June 30, 2011 grew $21.3 million, with growth in all categories. The average for the six months ended June 30, 2011 of the deposits acquired on May 27, 2011 amounted to $10.9 million. All categories of deposits with the exception of time deposits under $100 thousand grew in the the six months ended June 30, 2011, exclusive of the acquired deposits. Time deposits have trended towards very short duration or migrated to nontime deposits because of the low interest rate environment and the perceived customer desire to be in a position to take advantage of the inevitable rise in interest rates. Time deposits less than $100 thousand have decreased slightly and management believes that most of the funds have flowed into money market accounts where current interest rates are higher than on short-term certificates.

Part of the Dodd-Frank Act permanently raised FDIC deposit insurance coverage to $250 thousand per depositor per insured depository institution for each account ownership category. At June 30, 2011, the Company had deposit accounts with less than $250 thousand totaling $351.6 million, or 81.2% of its deposits, which now have permanent FDIC insurance protection. There is an additional $12.7 million in noninterest bearing or IOLTA deposit accounts greater than $250 thousand at June 30, 2011 with unlimited FDIC insurance until December 31, 2012. An additional $3.3 million of municipal deposits which are currently over the FDIC insurance coverage limit have been collateralized by Union under applicable state regulations by investment securities or loans.

Borrowings. Total borrowed funds at June 30, 2011 were $32.6 million compared to $29.0 million at December 31, 2010, a net increase of $3.6 million, or 12.4%. Borrowings from the FHLB of Boston were $26.5 million at June 30, 2011, at a weighted average rate of 4.16%, and $29.0 million at December 31, 2010, at a weighted average rate of 4.15%. The decline in FHLB borrowings included the maturity of $2.0 million in short term FHLB of Boston funding at 0.23%. The Company also made scheduled monthly payments on long-term FHLB of Boston amortizing advances of $492 thousand. In addition, the Company had overnight secured customer repurchase agreement sweeps at June 30, 2011 of $6.1 million and none at December 31, 2010. The Company had no overnight federal funds purchased or advances on its repurchase agreement line or at the Federal Reserve discount window on either June 30, 2011 or December 31, 2010. The Company paid off a FHLB of Boston $1.7 million advance on July 1, 2011.

OTHER FINANCIAL CONSIDERATIONS

Market Risk and Asset and Liability Management. Market risk is the potential of loss in a financial instrument arising from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices and equity prices. As of June 30, 2011, the Company did not have any market risk sensitive instruments acquired for trading purposes. The Company’s market risk arises primarily from interest rate risk inherent in its lending, investing, deposit taking and borrowing activities, as yields on assets change in a different time period or to a different extent from that of interest costs on liabilities. Many other factors also affect the Company’s exposure to changes in interest rates, such as national, regional and local economic and financial conditions, financial market conditions, legislative and regulatory actions, competitive pressures, customer preferences including loan prepayments and/or early withdrawal of time deposits, and historical pricing relationships.

Union Bankshares, Inc. Page 50

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

Members of the ALCO meet at least weekly to set loan and deposit rates, make investment decisions, monitor liquidity, evaluate the loan demand pipeline and review opportunities to sell residential loans into the secondary market. Deposit runoff is monitored daily and loan prepayments evaluated monthly. The Company historically has maintained a substantial portion of its loan portfolio on a variable-rate basis and plans to continue this Asset/Liability Management (ALM) strategy in the future. Portions of the variable-rate loan portfolio have interest rate floors and caps which are taken into account by the Company’s ALM modeling software to predict interest rate sensitivity, including prepayment risk. The utilization of interest rate floors on variable rate loans has become Company policy for loans originated since 2009 due to the historic low interest rate environment. As of June 30, 2011, $36.0 million, or 98.1%, of the investment portfolio was classified as available-for-sale and the modified duration was relatively short. The Company does not utilize any exotic derivative products or invest in any "high risk" instruments.

The Company’s interest rate sensitivity analysis (simulation) as of December 2010 for a flat rate environment (the prime rate at both December 31, 2010 and June 30, 2011 was 3.25%) projected the following for the six months ended June 30, 2011, compared to the actual results:

	June 30, 2011
	Projected	Actual	Percentage Difference
	(Dollars in thousands)
Net Interest Income	$9,688	$9,269	(4.3)
Net Income	$2,469	$2,059	(16.6)
Return on Assets	1.12%	0.88%	(21.4)
Return on Equity	11.68%	9.94%	(14.9)

Actual net interest income is $9.3 million, $419 thousand or 4.3%, lower than projected as loan demand was not as

Union Bankshares, Inc. Page 51

strong as anticipated and interest rates on loans, investment securities and interest bearing deposits saw continued downward pressure due to market rate influences. In addition, the Company sold more qualified residential mortgage loans to the secondary market than planned to mitigate future interest rate risk since long-term rates dropped during the first half of 2011 after beginning to rise during the last 45 days of 2010.

Actual net income is lower than projected by $410 thousand and is due to changes in several components since the projections were performed. Among those are the lower net interest margin, $345 thousand in one-time expenses incurred year to date in 2011 for branch acquisitions and write-downs of $147 thousand on OREO properties due to subsequent reductions in their estimated fair market value. These negative variances were partially offset by a positive variance of $173 thousand in the net gain on sale of loans and a $104 thousand positive variance in the related recognition of net mortgage servicing rights.

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

The following table details the contract or notional amount of financial instruments that represent credit risk at the dates indicated:

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Commitments to originate loans	$40,566	$15,654
Unused lines of credit	48,264	44,720
Standby letters of credit	1,856	1,494
Credit card arrangements	784	838
FHLB of Boston MPF credit enhancement obligation, net	86	86
Commitment to purchase investment securities	500	—
Total	$92,056	$62,792

Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have a fixed expiration date or other termination clause and may require payment of a fee. Since many of the loan commitments are expected to expire without being drawn upon and not all credit lines will be utilized, the total commitment amounts do not necessarily represent future cash requirements. Lines of credit incur seasonal volume fluctuations due to the nature of some customers' businesses, i.e. tourism and maple syrup products production. The large increase in commitments to originate loans at June 30, 2011 from December 31, 2010 is a result of the municipals’ and school districts’ fiscal cycle, with $25.0 million committed to them on June 30, 2011 for the beginning of their fiscal year of July 1, 2011.

The Company did not hold or issue derivative or hedging instruments during the quarter or the six months ended June 30, 2011. The commitment to purchase investment securities reflects management's strategy to put funds to work that were in overnight deposit accounts at June 30, 2011.

Union Bankshares, Inc. Page 52

The Company’s subsidiary bank is required (as are all banks) to maintain vault cash or a noninterest bearing reserve balance as established by Federal Reserve regulations. The Bank’s average total required reserve for the 14 day maintenance period including June 30, 2011 was $499 thousand and for December 31, 2010 was $360 thousand, both of which were satisfied by vault cash. The Company has also committed to maintain a noninterest bearing contracted clearing balance of $1.0 million at June 30, 2011 with the Federal Reserve Bank of Boston.

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

The Company prepares its interest rate sensitivity “gap” analysis by scheduling interest earning assets and interest bearing liabilities into periods based upon the next date on which such assets and liabilities could mature or reprice. The amount of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except that:

•
adjustable-rate loans, investment securities, variable rate interest bearing deposits in banks, variable-rate time deposits, FHLB of Boston advances and other secured borrowings are included in the period when they are first scheduled to adjust and not in the period in which they mature;

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

Union Bankshares, Inc. Page 53

The following table shows the Company's rate sensitivity analysis as of June 30, 2011:

	Cumulative repriced within
	3 Months or Less	4 to 12 Months	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
	(Dollars in thousands, by repricing date)
Interest sensitive assets:
Overnight deposits	$23,953	$—	$—	$—	$—	$23,953
Interest bearing deposits in banks	1,936	5,122	8,093	752	—	15,903
Investment securities (1)(3)	3,951	6,112	7,182	6,852	14,603	38,700
FHLB Stock	—	—	—	—	1,922	1,922
Loans and loans held for sale (2)(3)	159,279	51,398	67,119	59,356	67,027	404,179
Total interest sensitive assets	$189,119	$62,632	$82,394	$66,960	$83,552	$484,657
Interest sensitive liabilities:
Time deposits	$34,520	$64,012	$35,644	$5,993	$—	$140,169
Money markets	40,958	—	—	—	44,411	85,369
Regular savings	19,788	—	—	—	38,361	58,149
NOW accounts	43,658	—	—	—	40,743	84,401
Borrowed funds	7,985	689	7,444	5,186	11,266	32,570
Total interest sensitive liabilities	$146,909	$64,701	$43,088	$11,179	$134,781	$400,658
Net interest rate sensitivity gap	$42,210	$(2,069)	$39,306	$55,781	$(51,229)	$83,999
Cumulative net interest rate sensitivity gap	$42,210	$40,141	$79,447	$135,228	$83,999
Cumulative net interest rate sensitivity gap as a percentage of total assets	8.2%	7.8%	15.5%	26.3%	16.4%
Cumulative net interest rate sensitivity gap as a percentage of total interest sensitive assets	8.7%	8.3%	16.4%	27.9%	17.3%
Cumulative net interest rate sensitivity gap as a percentage of total interest sensitive liabilities	10.5%	10.0%	19.8%	33.8%	21.0%
____________________

(1)	Investment securities exclude marketable equity securities and mutual funds with a fair value of $698 thousand and $117 thousand, respectively, that may be sold by the Company at any time.

(2)	Balances shown include deferred unamortized loan costs of $210 thousand.

(3)	Estimated repayment assumptions considered in Asset/Liability model.

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

The following chart reflects the cumulative results of the Company’s latest simulation shock analysis for the next twelve months on net interest income, net income, return on assets and return on equity. Shocks are intended to capture interest rate risk under extreme conditions by immediately shifting to the new level. The projection utilizes a proportional rate shock, of up 300 basis points and down 100 basis points from the June 30, 2011 prime rate of 3.25%. A 300 basis point shock is the highest internal slope monitored. This slope range was determined to be the most relevant during this economic cycle. It should be noted that given the low current prime rate and other key rates at June 30, 2011, the floor rates on various loan and deposit instruments may have already been reached or be hit in a down 100 basis point environment which is handled by the simulation model. What the model cannot take into account is what rates the Company will find necessary for competitive purposes to accept on loans or pay on deposits given the current competitive, low interest rate environment.

Union Bankshares, Inc. Page 54

Interest Rate Sensitivity Analysis Matrix
12 Months Ending	Prime Rate	Net Interest Income	Change %	Net Income	Return on Assets	Return on Equity
	(Dollars in thousands)
June 2012	6.25%	$25,528	21.5	$9,631	1.35%	20.26%
	3.25%	21,004	0.0	6,498	0.89%	13.85%
	2.25%	19,821	(5.6)	5,671	0.76%	11.94%

The resulting projected cumulative effect of each of these estimates on net interest income for the twelve month period ending June 30, 2012 are within approved ALCO guidelines for interest rate risks. The return on assets in an up 300 basis point shock is within Board approved guidelines, however in a flat rate and down 100 basis point scenarios the return on assets does not meet our minimum approved guidelines. The return on equity in a flat rate and up 300 basis points scenarios is within our approved guidelines while the results of a down 100 basis point shock scenario is slightly lower than Board guidelines. These variances from approved guidelines have been reviewed with the Board in management's preparation of a revised forecast for the remainder of 2011 and looking towards 2012 as the short-term impact of the $28.9 million in excess liquidity acquired with the branch acquisitions is ultimately invested in higher yielding earning assets. The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk under different rate scenarios. Any further drops in interest rates would not be in the best interests of the Company.

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

The acquisition of the three New Hampshire branches on May 27, 2011 brought in $67.0 million in total deposits, of which over 50% were in a market where Union was already present with the balance in two other local markets with communities similar to Union's existing markets. This purchase and assumption resulted in $28.9 million in cash inflow which had been invested in interest earning assets by June 30, 2011. Union has seen deposit growth in these three branches of $3.5 million, or 5.2%, by June 30, 2011.

For the quarter ended June 30, 2011, the Company’s ratio of average loans to average deposits dropped to 93.3% compared to 99.0% for the quarter ended June 30, 2010, as the acquisition of the branches provided $33.6 million in loans but $67.0 million in deposits. Loan demand, exclusive of the loans obtained through the branch acquisitions, was stronger in the first six months of 2011 than in the same period in 2010.

In addition, as Union, the Company’s subsidiary, is a member of the FHLB of Boston, it had access to unused lines of credit up to $3.4 million at June 30, 2011 over and above the $26.5 million term advances already drawn on the lines, based on a FHLB of Boston estimate as of that date. This availability was increased by $1.7 million on July 1, 2011 as an outstanding advance was paid off on that date. With the purchase of required FHLB of Boston Class B common stock and evaluation by the FHLB of Boston of the underlying collateral available, that amount could rise to approximately $26.5 million. This line of credit can be used for either short-or-long-term liquidity or other needs. In addition to its borrowing arrangements with the FHLB of Boston, Union maintains pre-approved Federal Funds lines of credit totaling $10.5 million with upstream correspondent banks, a $15 million repurchase agreement line of credit and access to the Federal Reserve discount window, which would require pledging of qualified assets. There was no balance outstanding on either federal funds or repurchase agreement lines or at the discount window at June 30, 2011.

There were no purchased deposits through CDARS or ICS (or otherwise) at either June 30, 2011 or December 31,

Union Bankshares, Inc. Page 55

2010, although Union had exchanged $6.0 million and $9.8 million of deposits, respectively, with other CDARS/ICS members at those dates.

The Company’s management monitors current and projected cash flows and adjusts positions as necessary to maintain adequate levels of liquidity. Although approximately 70.2% of the Company’s time deposits will mature within twelve months, that level is the lowest compared with the preceding seventeen quarters, which ranged from 70.6% to 87.8%. The deposit gathering activities of financial institutions generally have been affected by low interest rates which earlier in the recession made customers reluctant to lock in funds for longer terms but short term rates have dropped and stayed so low that we are seeing customers extend out to receive a better rate. In the future, as interest rates rise, this may lead to early redemptions by customers which presents its own liquidity issue which will have to be managed. Since the federal funds rate has remained unchanged at a historic low during the last two and one-half years, as customers’ time deposits matured, the rollover interest rate available to those customers is most often lower than their previous deposit rate and therefore the cost of funding has been dropping. This phenomenon is happening throughout the banking industry and the Company is optimistic that it can continue to grow its customer deposit base through good customer service, new deposit products offered, competitive but prudent pricing strategy and the continued expansion and development of its branch network. Management believes that the introduction of more electronic options for deposit products and their off premise utilization through the Internet will also assist in the growth of the deposit base. The relationships developed with local municipalities, businesses and retail customers and the variety of deposit products offered should, in management’s view, help to ensure that Union will retain a substantial portion of these deposits. Management will continue to offer a competitive but prudent pricing strategy to facilitate retention of such deposits.

A reduction in total deposits could be offset by purchases of federal funds, utilization of the repurchase agreement line of credit, utilization of the Federal Reserve discount window, purchases of brokered deposits such as one-way CDARS deposits, short-or-long-term FHLB borrowings, or liquidation of investment securities available-for-sale or loans held for sale. Such steps could result in an increase in the Company’s cost of funds or a decrease in the yield earned on assets and therefore adversely impact the net interest spread and margin. Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. However, any projections of future cash needs and flows are subject to substantial uncertainty. Customer behavior in the new branches acquired will be closely monitored as the majority of these customers are new to Union Bank. Management continually evaluates opportunities to buy/sell securities available-for-sale and loans held for sale, participate loans, obtain credit facilities from lenders, or restructure debt for strategic reasons or to further strengthen the Company’s financial position.

Capital Resources. Capital management is designed to maintain an optimum level of capital in a cost-effective structure that meets target regulatory ratios, supports management’s internal assessment of economic capital, funds the Company’s business strategies and builds long-term stockholder value. Dividends are generally in line with long-term trends in earnings per share and conservative earnings projections, while sufficient profits are retained to support anticipated business growth, fund strategic investments and provide continued support for deposits. The Company and its subsidiary continue to be considered well capitalized under the capital adequacy requirements to which they are subject, including after the branch acquisitions. The Company continues to evaluate growth opportunities both through internal growth or potential acquisitions. The high dividend payouts and treasury stock purchases of the last few years reflect the Board’s desire to utilize our capital for the benefit of the stockholders until the right growth opportunities are found.

The total dollar value of the Company’s stockholders’ equity at June 30, 2011 of $41.9 million was up $125 thousand from December 31, 2010 at $41.7 million, reflecting net income of $2.1 million for the first six months of 2011, the issuance of 1,500 shares of common stock resulting from the exercise of 1,500 incentive stock options totaling $26 thousand, and a decrease of $267 thousand in accumulated other comprehensive loss, partially offset by the dividend payment of $2.2 million in the first six months of 2011.

Union Bankshares, Inc. has 7,500,000 shares of $2.00 par value common stock authorized. As of June 30, 2011, the Company had 4,923,286 shares issued, of which 4,457,204 were outstanding and 466,082 were held in treasury.

On May 20, 2010, Union Bankshares, Inc. announced the adoption of a limited stock repurchase program to authorize the repurchase of up to 2,500 shares of its common stock each calendar quarter in open market purchases or privately negotiated transactions, as management may deem advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase authorization expires on December 31, 2011. The

Union Bankshares, Inc. Page 56

Company did not repurchase any shares during the first half of 2011.

The Company has reserved 50,000 shares of common stock for issuance under the 2008 Incentive Stock Option Plan of Union Bankshares, Inc. and Subsidiary. Options with respect to 1,500 shares of common stock were exercised during the first quarter of 2011. The stock to be issued upon exercise of options granted under this Plan consists of authorized but unissued shares of the common stock and/or shares held in treasury. As of June 30, 2011, there were 8,500 employee incentive stock options outstanding and exercisable under the Plan. There were also 3,000 incentive stock options granted during the second quarter of 2011 which will become exercisable in May 2012. As of June 30, 2011 there was $14 thousand of unrecognized compensation cost related to the nonvested share-based compensation arrangement granted under the Plan. Of the options that are currently exercisable under the Plan, 8,500 options were “in the money” at June 30, 2011. As of June 30, 2011, options for 5,000 shares granted under the Company’s previous incentive stock option plan were outstanding, vested and exercisable; however none of those options were “in the money” and none were exercised during the first six months of 2011.

Union Bankshares, Inc. and Union are subject to various regulatory capital requirements administered by the federal banking agencies. Management believes that as of June 30, 2011, both companies met all capital adequacy requirements to which they are subject. As of June 30, 2011, the most recent calculation date, Union was categorized as well capitalized under the regulatory framework for prompt corrective action. The prompt corrective action capital category framework applies to FDIC insured depository institutions such as Union but does not apply directly to bank holding companies such as the Company. To be categorized as well capitalized, Union must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. As a bank holding company, the Company is subject to substantially similar capital adequacy requirements of the Federal Reserve Board. There are no conditions or events between June 30, 2011 and the date of this report that management believes have changed either company’s category.

	Actual		Minimum For Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk weighted assets
Union	$43,672	12.60%	$27,728	8.0%	$34,660	10.0%
Company	43,864	12.63%	27,784	8.0%	N/A	N/A
Tier I capital to risk weighted assets
Union	$39,612	11.43%	$13,862	4.0%	$20,794	6.0%
Company	39,804	11.46%	13,893	4.0%	N/A	N/A
Tier I capital to average assets
Union	$39,612	8.35%	$18,976	4.0%	$23,720	5.0%
Company	39,804	8.36%	19,045	4.0%	N/A	N/A

Capital ratios, while continuing to meet the regulatory guidelines for well capitalized, decreased as of June 30, 2011 due to the branch acquisitions. The total risk based capital ratio for the Company at December 31, 2010 was 15.12% and had dropped to 12.63% at June 30, 2011 .

The Company remains focused on achieving its goals of long-term growth and an above-average shareholder return, while maintaining a strong capital position. Management is aware of the particular importance in today’s uncertain economic environment of maintaining strong capital reserves and planning for future capital needs. A quarterly cash dividend of $0.25 per share was declared to shareholders of record July 30, 2011, payable August 11, 2011. Dividends for each of the previous four quarters were $0.25 per share.

Regulatory Matters. The Company and Union are subject to periodic examinations by the various regulatory agencies. These examinations include, but are not limited to, procedures designed to review lending practices, risk management, credit quality, liquidity, compliance and capital adequacy. During 2011 the Vermont Department of Banking and during 2010, the FDIC and the Federal Reserve Bank of Boston performed various examinations of the Company and Union pursuant to their regular, periodic regulatory reviews. No comments were received from these bodies that would have

Union Bankshares, Inc. Page 57

a material adverse effect on the Company’s or Union’s liquidity, financial position, capital resources, or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Information called for by this item is incorporated by reference in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption OTHER FINANCIAL CONSIDERATIONS on pages 50-58.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2011. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.

Changes in Internal Controls over Financial Reporting. There was no change in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Union Bankshares, Inc. Page 58

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From January 1, 2011 to June 30, 2011, the only unregistered issuances of the Company's equity securities were pursuant to the exercise of incentive stock options by certain executive officers, resulting in the issuance of 1,500 shares of the Company's common stock. The shares were issued in reliance upon an exemption in section 4(2) of the Securities Act of 1933 for distributions not involving a public offering.

During the six months ended June 30, 2011, Union Bankshares, Inc. did not repurchase any shares of its common stock.

Item 5. Exhibits.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the second quarters and six months ended June 30, 2011 and 2010, (iii) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes, tagged as blocks of text.* **

____________________
*    This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
**    As provided in Rule 406T of Regulation S-T, this information is “furnished” and not “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

Union Bankshares, Inc. Page 59

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Union Bankshares, Inc.

August 15, 2011	/s/ Kenneth D. Gibbons
Kenneth D. Gibbons
Chairman of the Board and Chief Executive Officer

August 15, 2011	/s/ Marsha A. Mongeon
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the second quarters and six months ended June 30, 2011 and 2010, (iii) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes, tagged as blocks of text.* **

Union Bankshares, Inc. Page 60