Form 10-Q
period 2011-09-30
UNION BANKSHARES INC
filed 2011-11-14
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 1, 2011:

Common Stock, $2 par value	4,457,204 shares

UNION BANKSHARES, INC.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2011	December 31, 2010
Assets	(Dollars in thousands)
Cash and due from banks	$5,133	$5,447
Federal funds sold and overnight deposits	25,425	8,845
Cash and cash equivalents	30,558	14,292
Interest bearing deposits in banks	20,194	14,041
Investment securities available-for-sale	36,266	23,780
Investment securities held-to-maturity (fair value $5.0 million and $502 thousand at September 30, 2011 and December 31, 2010, respectively)	5,000	500
Loans held for sale	4,242	5,611
Loans	424,610	376,272
Allowance for loan losses	(4,186)	(3,755)
Net deferred loan costs	212	188
Net loans	420,636	372,705
Accrued interest receivable	1,628	1,560
Premises and equipment, net	8,952	7,842
Core deposit intangible	1,651	—
Goodwill	2,223	—
Other assets	14,440	12,664
Total assets	$545,790	$452,995
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$75,528	$64,526
Interest bearing	239,296	180,386
Time	156,701	131,748
Total deposits	471,525	376,660
Borrowed funds	26,017	28,986
Accrued interest and other liabilities	5,653	5,624
Total liabilities	503,195	411,270
Commitments and Contingencies
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,923,286 shares issued at September 30, 2011 and 4,921,786 shares issued at December 31, 2010	9,847	9,844
Additional-paid-in capital	272	244
Retained earnings	37,766	37,623
Treasury stock at cost; 466,082 shares at September 30, 2011 and December 31, 2010	(3,823)	(3,823)
Accumulated other comprehensive loss	(1,467)	(2,163)
Total stockholders' equity	42,595	41,725
Total liabilities and stockholders' equity	$545,790	$452,995
See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 1

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands except per share data)
Interest income
Interest and fees on loans	$5,751	$5,375	$16,336	$15,973
Interest on debt securities:
Taxable	193	176	513	556
Tax exempt	85	74	239	221
Dividends	2	1	7	1
Interest on federal funds sold and overnight deposits	9	7	25	15
Interest on interest bearing deposits in banks	78	95	230	327
Total interest income	6,118	5,728	17,350	17,093
Interest expense
Interest on deposits	754	740	2,139	2,269
Interest on borrowed funds	262	290	840	853
Total interest expense	1,016	1,030	2,979	3,122
Net interest income	5,102	4,698	14,371	13,971
Provision for loan losses	150	200	450	380
Net interest income after provision for loan losses	4,952	4,498	13,921	13,591
Noninterest income
Trust income	132	126	403	343
Service fees	1,153	1,020	3,206	3,004
Net gains on sales of investment securities available-for-sale	173	—	183	—
Net gains on sales of loans held for sale	483	334	990	601
Other income	71	76	278	248
Total noninterest income	2,012	1,556	5,060	4,196
Noninterest expenses
Salaries and wages	2,100	1,682	5,722	4,839
Pension and employee benefits	790	699	2,386	2,133
Occupancy expense, net	276	225	827	701
Equipment expense	319	279	882	771
Branch acquisition expenses	62	—	407	—
Other expenses	1,598	1,252	4,510	3,847
Total noninterest expenses	5,145	4,137	14,734	12,291
Income before provision for income taxes	1,819	1,917	4,247	5,496
Provision for income taxes	392	457	761	1,291
Net income	$1,427	$1,460	$3,486	$4,205
Earnings per common share	$0.32	$0.33	$0.78	$0.94
Weighted average number of common shares outstanding	4,457,204	4,456,281	4,456,720	4,459,020
Dividends per common share	$0.25	$0.25	$0.75	$0.75

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 2

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 2011 and 2010 (Unaudited)

	Common Stock
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total stockholders’ equity
	(Dollars in thousands)
Balances, December 31, 2010	4,455,704	$9,844	$244	$37,623	$(3,823)	$(2,163)	$41,725
Comprehensive income:
Net income	—	—	—	3,486	—	—	3,486
Other comprehensive income, net of tax:
Change in net unrealized gain on investment securities available-for-sale, net of reclassification adjustment and tax effects	—	—	—	—	—	601	601
Change in net unrealized loss on unfunded defined benefit plan liability, net of reclassification adjustment and tax effects	—	—	—	—	—	95	95
Total other comprehensive income						696
Total comprehensive income				—	—	—	4,182
Issuance of common stock	1,500	3	23	—	—	—	26
Cash dividends declared ($0.75 per share)	—	—	—	(3,343)	—	—	(3,343)
Stock based compensation expense	—	—	5	—	—	—	5
Balances, September 30, 2011	4,457,204	$9,847	$272	$37,766	$(3,823)	$(1,467)	$42,595
Balances, December 31, 2009	4,461,208	$9,844	$219	$36,494	$(3,724)	$(1,653)	$41,180
Comprehensive income:
Net income	—	—	—	4,205	—	—	4,205
Other comprehensive income, net of tax:
Change in net unrealized gain on investment securities available-for-sale, net of reclassification adjustment and tax effects	—	—	—	—	—	458	458
Change in net unrealized loss on unfunded defined benefit pension plan liability, net of reclassification adjustment and tax effects	—	—	—	—	—	73	73
Total other comprehensive income						531
Total comprehensive income							4,736
Cash dividends declared ($0.75 per share)	—	—	—	(3,344)	—	—	(3,344)
Stock based compensation expense	—	—	19	—	—	—	19
Purchase of treasury stock	(5,390)	—	—	—	(97)	—	(97)
Balances, September 30, 2010	4,455,818	$9,844	$238	$37,355	$(3,821)	$(1,122)	$42,494

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 3

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income	$3,486	$4,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	506	485
Provision for loan losses	450	380
Deferred income tax provision	277	162
Net amortization of investment securities	39	11
Equity in losses of limited partnerships	367	319
Stock based compensation expense	5	19
Net increase in unamortized loan costs	(24)	(130)
Proceeds from sales of loans held for sale	51,257	40,164
Origination of loans held for sale	(48,898)	(33,954)
Net gains on sales of loans held for sale	(990)	(601)
Net losses on disposals of premises and equipment	1	6
Net gains on sale of investment securities available-for-sale	(183)	—
Net gains on sales of repossessed property	(4)	(2)
Write-downs of impaired assets	163	9
Net gains on sales of other real estate owned	(107)	(9)
Decrease in accrued interest receivable	129	184
Amortization of core deposit intangible	57	—
(Increase) decrease in other assets	(2,166)	910
Contribution to defined benefit pension plan	(1,250)	(454)
Increase in other liabilities	869	608
Net cash provided by operating activities	3,984	12,312
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	6,191	15,859
Purchases	(12,344)	(8,056)
Investment securities held-to-maturity
Proceeds from maturities, calls and paydowns	1,000	500
Purchases	(5,500)	(2,000)
Investment securities available-for-sale
Proceeds from sales	2,325	—
Proceeds from maturities, calls and paydowns	5,848	10,222
Purchases	(19,604)	(6,304)
Net increase in loans	(15,027)	(14,320)
Recoveries of loans charged off	37	43
Purchases of premises and equipment	(1,100)	(702)
Investments in limited partnerships	(1,157)	(179)
Proceeds from sales of other real estate owned	438	394
Proceeds from sales of repossessed property	4	20
Cash acquired, net of cash paid, in branch acquisitions	29,607	—
Net cash used by investing activities	(9,282)	(4,523)

Union Bankshares, Inc. Page 4

Cash Flows From Financing Activities
Repayment of long-term debt	(4,423)	(980)
Net decrease in short-term borrowings outstanding	(1,770)	(5,119)
Net increase (decrease) in noninterest bearing deposits	7,443	(3,024)
Net increase in interest bearing deposits	25,398	16,924
Net decrease in time deposits	(1,767)	(5,727)
Issuance of common stock	26	—
Purchase of treasury stock	—	(97)
Dividends paid	(3,343)	(3,344)
Net cash provided (used) by financing activities	21,564	(1,367)
Net increase in cash and cash equivalents	16,266	6,422
Cash and cash equivalents
Beginning of period	14,292	22,132
End of period	$30,558	$28,554
Supplemental Disclosures of Cash Flow Information
Interest paid	$3,087	$3,352
Income taxes paid	$650	$1,305
Supplemental Schedule of Noncash Investing and Financing Activities
Other real estate acquired in settlement of loans	$57	$914
Other assets acquired in settlement of loans	$—	$19
Loans originated to finance the sale of other real estate owned	$497	$320
Investment in limited partnerships acquired by capital contributions payable	$407	$—
Assets acquired and liabilities assumed in branch acquisitions (Note 5):
Loans and other non-cash assets, excluding goodwill and core deposit intangible	$33,624	$—
Deposits and other liabilities	$67,162	$—

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 5

UNION BANKSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Union Bankshares, Inc. and Subsidiary (the Company) as of September 30, 2011, and for the three and nine months ended September 30, 2011 and 2010, have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information, general practices within the banking industry, and the accounting policies described in the Company’s Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of Company’s management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein, have been made. This information should be read in conjunction with the Company’s 2010 Annual Report to Shareholders and 2010 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2011, or any other interim period.

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

In January 2011, the FASB issued an ASU, Deferral of the Effective Date of Disclosures about Troubled Debt Restructuring, for public-entity creditors to temporarily delay the effective date of the disclosures about troubled debt restructurings to allow time for FASB to complete its deliberations of what constitutes a troubled debt restructuring. The Company adopted the required portions of the accounting standard as of December 31, 2010 with no material impact on the Company's consolidated financial statements. In April 2011, the FASB issued an ASU, A Creditor's

Union Bankshares, Inc. Page 6

Determination of Whether a Restructuring is a Troubled Debt Restructuring, which provides companies new criteria for determining whether a particular loan modification represents a troubled debt restructuring for accounting purposes and it signals when a company should also record an impairment loss associated with the same loan. This new guidance was effective for quarterly and annual reports for periods beginning on or after June 15, 2011. The adoption of the standard did not have a material impact on the Company's consolidated financial statements.

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

In September 2011, the FASB issued an ASU, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment, to address concerns about the cost and complexity of the required test to determine if goodwill is impaired, or inflated on the balance sheet and in need of a writedown. The ASU amends Topic 350 to permit an entity the option to first assess qualitative factors to determine whether it is more likely than not (50% threshold) that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim periods have not yet been issued. Management has decided to adopt the ASU as of September 30, 2011. (See Note 5.)

Note 5. Branch Acquisitions
On May 27,2011, the Company's wholly-owned subsidiary, Union Bank ("Union") acquired three New Hampshire branch offices of Northway Bank ("Northway"). In the transaction, Union assumed deposit relationships, and acquired performing loans, branch cash, two banking facilities, and other assets as illustrated below, including one leased branch location. Union paid a 6% premium on assumed deposits, loans were acquired at par, and the banking facilities were purchased at the most recent tax assessed value. The acquisition allows Union to expand its New Hampshire community banking franchise into western Coos County and to expand its presence in northern Grafton County. The transaction was accounted for as a business combination under current regulatory guidelines.

Union Bankshares, Inc. Page 7

The May 27, 2011 acquisition-date estimated fair values of assets acquired and liabilities assumed were as follows:

Assets:	(Dollars in thousands)
Cash	$29,607
Loans	32,910
Bank premises and equipment	517
Accrued interest receivable	197
Identified intangible asset	1,708
Goodwill	2,223
Liabilities:
Deposits	(67,015)
Accrued interest and other liabilities	(147)

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

The loans acquired were recorded at fair value at the time of acquisition. The fair value of the loans acquired resulted in a loan premium of $545 thousand which is included in the loan balances above, less a non-accretable credit risk component of $318 thousand. The loan premium will be amortized as an adjustment to the related loan yield over the estimated average life of the loans.

Acquisition expenses incurred by the Company were approximately $62 thousand for the three months ended September 30, 2011 and $407 thousand for the nine months ended September 30, 2011. These expenses are included on the consolidated statements of income under the caption "Branch acquisition expenses." Management believes that substantially all of the acquisition expenses have been incurred and any additional expenses will not be material to the Company's results of operations.

The Company recorded goodwill of $2.2 million. The goodwill is not amortizable but is deductible for tax purposes. As discussed in the last paragraph of Note 4, management assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the company is less than its carrying amount. Management is not aware of any such events or circumstances that would cause it to conclude that the fair value of the company is less than its carrying amount.

The acquired identified intangible asset in the table above is the core deposit intangible which is subject to amortization over the estimated 10 year average life of the core deposit base. The amortization expense is included in other noninterest expense on the consolidated statement of income and is deductible for tax purposes.

Amortization expense for the core deposit intangible was $43 thousand for the three months ended September 30, 2011 and $57 thousand from the acquisition date to September 30, 2011. As of September 30, 2011, the remaining amortization expense related to the core deposit intangible, absent any future impairment, is expected to be as follows:

(Dollars in thousands)
2011	$43
2012	171
2013	171
2014	171
2015	171
Thereafter	924
Total	$1,651

Management will evaluate the core deposit intangible for impairment if conditions warrant.

Union Bankshares, Inc. Page 8

The amounts of revenue and expenses related to the acquired branches since the May 27, 2011 acquisition date are included in the unaudited interim consolidated statement of income of the Company for the three and nine month periods ended September 30, 2011 as follows:

	For The Three Months Ended September 30, 2011	For The Nine Months Ended September 30, 2011
	(Dollars in thousands)
Interest and fees on loans	$428	$596
Interest on deposits and borrowed funds	146	199
Net interest income	282	397
Provision for loan losses	—	—
Net interest income after provision for loan losses	282	397
Noninterest income	35	52
Noninterest expenses	348	757
Loss before income tax benefit	(31)	(308)
Income tax benefit	(11)	(105)
Net loss	$(20)	$(203)

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

Note 6. Investment Securities
Investment securities as of the balance sheet dates consisted of the following:

September 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$14,551	$91	$(6)	$14,636
Mortgage-backed	3,637	77	(1)	3,713
State and political subdivisions	11,502	916	(2)	12,416
Corporate	4,536	147	(1)	4,682
Total debt securities	34,226	1,231	(10)	35,447
Marketable equity securities	746	8	(54)	700
Mutual funds	119	—	—	119
Total	$35,091	$1,239	$(64)	$36,266
Held-to-maturity
U.S. Government-sponsored enterprises	$5,000	$12	$(6)	$5,006

Union Bankshares, Inc. Page 9

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$4,521	$1	$(63)	$4,459
Mortgage-backed	4,735	87	(11)	4,811
State and political subdivisions	9,373	175	(155)	9,393
Corporate	4,737	274	(39)	4,972
Total debt securities	23,366	537	(268)	23,635
Marketable equity securities	50	1	(6)	45
Mutual funds	100	—	—	100
Total	$23,516	$538	$(274)	$23,780
Held-to-maturity
U.S. Government-sponsored enterprises	$500	$2	$—	$502

Proceeds from the sale of securities available-for-sale were $1.7 million and $2.3 million for the three and nine months ended September 30, 2011, respectively. Gross realized gains from the sale of securities available-for-sale were $173 thousand and $184 thousand for the three and nine months ended September 30, 2011, respectively. Gross realized losses were zero and $1 thousand for the three and nine months ended September 30, 2011 There were no sales of securities available-for-sale for the nine months ended September 30, 2010. The specific identification method is used to determine realized gains and losses on sales of available-for-sale securities.

The amortized cost and estimated fair value of debt securities by contractual scheduled maturity as of September 30, 2011 were as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Available-for-sale
Due in one year or less	$1,251	$1,262
Due from one to five years	10,629	10,813
Due from five to ten years	9,932	10,297
Due after ten years	8,777	9,362
	30,589	31,734
Mortgage-backed securities	3,637	3,713
Total debt securities available-for-sale	$34,226	$35,447
Held-to-maturity
Due from one to five years	$1,000	$1,006
Due from five to ten years	2,500	2,502
Due after ten years	1,500	1,498
Total debt securities held-to-maturity	$5,000	$5,006

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

Union Bankshares, Inc. Page 10

Information pertaining to investment securities with gross unrealized losses as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

September 30, 2011	Less Than 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(Dollars in thousands)
Debt securities:
U.S. Government-sponsored enterprises	$5,489	$(12)	$—	$—	$5,489	$(12)
Mortgage-backed	386	(1)	—	—	386	(1)
State and political subdivisions	292	(2)	—	—	292	(2)
Corporate	504	(1)	—	—	504	(1)
Total debt securities	6,671	(16)	—	—	6,671	(16)
Marketable equity securities	572	(50)	10	(4)	582	(54)
Total	$7,243	$(66)	$10	$(4)	$7,253	$(70)

December 31, 2010	Less Than 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(Dollars in thousands)
Debt securities:
U.S. Government-sponsored enterprises	$3,937	$(63)	$—	$—	$3,937	$(63)
Mortgage-backed	862	(11)	—	—	862	(11)
State and political subdivisions	4,314	(155)	—	—	4,314	(155)
Corporate	202	(39)	—	—	202	(39)
Total debt securities	9,315	(268)	—	—	9,315	(268)
Marketable equity securities	—	—	8	(6)	8	(6)
Total	$9,315	$(268)	$8	$(6)	$9,323	$(274)

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

Union Bankshares, Inc. Page 11

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

At September 30, 2011, held-to-maturity and available-for-sale securities, consisting of eight U.S. Government-sponsored enterprises, one agency collateralized mortgage obligation, one tax-exempt municipal security, one corporate bond and eight marketable equity securities had aggregate unrealized losses of $70 thousand. Only one marketable equity security has had an unrealized loss of greater than twelve months and the Company has the ability to hold such security for the foreseeable future. No declines were deemed by management to be other-than-temporary at September 30, 2011.

Investment securities with a carrying amount of $6.0 million and $1.5 million at September 30, 2011 and December 31, 2010, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

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

The loans acquired in the May 27, 2011 branch acquisition (see Note 5) were recorded at fair value at the time of acquisition. The net carrying amount of the acquired loans included in the September 30, 2011 loan balances below total $30.0 million. The fair value adjustment is being amortized as an adjustment to the related loan yield over the estimated average life of the loans.

Union Bankshares, Inc. Page 12

The composition of Net loans as of the balance sheet dates was as follows:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Residential real estate	$143,304	$132,533
Construction real estate	30,006	18,578
Commercial real estate	182,368	167,056
Commercial	22,806	20,604
Consumer	6,129	6,046
Municipal loans	39,997	31,455
Gross loans	424,610	376,272
Allowance for loan losses	(4,186)	(3,755)
Net deferred loan costs	212	188
Net loans	$420,636	$372,705

Residential real estate loans aggregating $12.9 million and $9.6 million at September 30, 2011 and December 31, 2010, respectively, were pledged as collateral on deposits of municipalities. Qualified first mortgages held by Union may also be pledged as collateral for borrowings from the Federal Home Loan Bank (FHLB) of Boston under a blanket lien.

A summary of current, past due and nonaccrual loans as of the balance sheet dates follows:

September 30, 2011	Current	30-89 Days	Over 90 Days and accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$138,260	$1,574	$435	$3,035	$143,304
Construction real estate	29,598	315	—	93	30,006
Commercial real estate	179,427	718	591	1,632	182,368
Commercial	22,488	176	32	110	22,806
Consumer	5,974	83	—	72	6,129
Municipal	39,997	—	—	—	39,997
Total	$415,744	$2,866	$1,058	$4,942	$424,610

December 31, 2010	Current	30-89 Days	Over 90 Days and accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$123,573	$6,446	$587	$1,927	$132,533
Construction real estate	18,369	116	45	48	18,578
Commercial real estate	163,524	2,729	173	630	167,056
Commercial	20,295	161	—	148	20,604
Consumer	5,953	53	1	39	6,046
Municipal	31,455	—	—	—	31,455
Total	$363,169	$9,505	$806	$2,792	$376,272

Aggregate interest on nonaccrual loans not recognized was $909 thousand and $727 thousand as of September 30, 2011 and 2010, respectively, and $677 thousand as of December 31, 2010.

Union Bankshares, Inc. Page 13

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

The allowance consists of specific, general and unallocated components. The specific component relates to the loans that are classified as either monitor, substandard or special mention. For such loans, the level of allowance allocable to those loans is determined through estimating probable loss for each individual credit based on its specific risk attributes. Loans are also evaluated for impairment and may be classified as impaired when management believes it is probable that the Company will not collect all the contractual interest and principal payments as scheduled in the loan agreement. Impaired loans also include troubled loans that are restructured. A troubled debt restructuring occurs when the Company, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that would otherwise not be granted. Troubled debt restructuring may include the transfer of assets to the Company in partial satisfaction of a troubled loan, a modification of a loan's terms (such as reduction of stated interest rates below market rates, extension of maturity that does not conform to the Company's policies or procedures, reduction of face amount of loan, reduction of accrued interest, and reduction or deferment of cash payments in the near future), or a combination of both. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer, residential or small balance commercial loans for impairment evaluation, unless such loans are subject to a restructuring agreement or have been identified as impaired as part of a larger customer relationship. A specific reserve amount is allocated to the allowance for individual loans that have been classified as impaired on the basis of the fair value of the collateral for collateral dependent loans, an observable market price, or the present value of anticipated future cash flows. The general component represents the level of allowance allocable to each loan portfolio category with similar risk characteristics and is determined based on historical loss experience, adjusted for qualitative factors, for each class of loan. Qualitative factors considered include underwriting, economic and market conditions, portfolio composition, collateral values, delinquencies, lender experience and legal issues. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

All evaluations are inherently subjective as they require estimates that are susceptible to significant revision as more information becomes available or as changes occur in economic conditions or other relevant factors. Despite the allocation shown in the tables below, the Allowance for loan losses is general in nature and is available to absorb losses from any loan type.

As described in Note 5, the $32.9 million of loans purchased in the branch acquisitions on May 27, 2011 were recorded at their estimated fair value as of such date and, consequently, there was no related adjustment to the allowance for loan losses with respect to the acquired loans at September 30, 2011.

Union Bankshares, Inc. Page 14

Changes in the Allowance for loan losses, by class of loans, for the three and nine months ended September 30, 2011 were as follows:

For The Three Months Ended September 30, 2011	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer, Municipal and Unallocated	Total
	(Dollars in thousands)
Balance, June 30, 2011	$1,135	$295	$2,238	$289	$103	$4,060
Provision (credit) for loan losses	79	116	(66)	1	20	150
Recoveries of amounts charged off	2	—	—	5	2	9
	1,216	411	2,172	295	125	4,219
Amounts charged off	(7)	(17)	—	(2)	(7)	(33)
Balance, September 30, 2011	$1,209	$394	$2,172	$293	$118	$4,186

For The Nine Months Ended September 30, 2011	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer, Municipal and Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2010	$1,033	$240	$2,117	$250	$115	$3,755
Provision for loan losses	189	171	55	35	—	450
Recoveries of amounts charged off	3	—	—	10	24	37
	1,225	411	2,172	295	139	4,242
Amounts charged off	(16)	(17)	—	(2)	(21)	(56)
Balance, September 30, 2011	$1,209	$394	$2,172	$293	$118	$4,186

Changes in the Allowance for loan losses for the three and nine months ended September 30, 2010 were summarized as follows:

	For the Three Months Ended September 30, 2010	For The Nine Months Ended September 30, 2010
	(Dollars in thousands)
Balance at beginning of period	$3,511	$3,493
Provision for loan losses	200	380
Recoveries of amounts charged off	10	43
	3,721	3,916
Amounts charged off	(24)	(219)
Balance, September 30, 2010	$3,697	$3,697

Union Bankshares, Inc. Page 15

The allocation of the Allowance for loan losses, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates was as follows:

September 30, 2011	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer, Municipal and Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$320	$14	$348	$59	$11	$752
Collectively evaluated for impairment	889	380	1,824	234	107	3,434
Total allocated	$1,209	$394	$2,172	$293	$118	$4,186

December 31, 2010	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer, Municipal and Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$199	$12	$295	$39	$20	$565
Collectively evaluated for impairment	834	228	1,822	211	95	3,190
Total allocated	$1,033	$240	$2,117	$250	$115	$3,755

The recorded investment in loans, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates was as follows:

September 30, 2011	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$2,758	$93	$7,322	$408	$53	$—	$10,634
Collectively evaluated for impairment	126,878	29,899	160,720	21,548	5,611	39,363	384,019
	129,636	29,992	168,042	21,956	5,664	39,363	394,653
Acquired loans	13,668	14	14,326	850	465	634	29,957
Total	$143,304	$30,006	$182,368	$22,806	$6,129	$39,997	$424,610

December 31, 2010	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,789	$48	$5,224	$146	$30	$—	$7,237
Collectively evaluated for impairment	130,744	18,530	161,832	20,458	6,016	31,455	369,035
Total	$132,533	$18,578	$167,056	$20,604	$6,046	$31,455	$376,272

Risk ratings are assigned to loans and are subject to ongoing monitoring by lending and credit personnel with such ratings updated annually or more frequently if warranted. The following is an overview of the Company's loan rating system:

1-3 Rating - Pass

Risk-rating grades "1" through "3" comprise those loans ranging from lower than average credit risk defined as borrowers with high liquidity, excellent financial condition, strong management, favorable industry trends or loans secured by highly liquid assets through loans with marginal credit risk, defined as borrowers that while creditworthy,

Union Bankshares, Inc. Page 16

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

5-8 Rating - Substandard

Borrowers exhibit well defined weaknesses that jeopardize the orderly liquidation of debt. The loan may be inadequately protected by the net worth and paying capacity of the obligor and/or the underlying collateral is inadequate.

The following tables summarize the loan ratings applied to the Company's loans by class as of the balance sheet dates:

September 30, 2011	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$122,303	$28,757	$136,255	$15,549	$5,580	$39,363	$347,807
Satisfactory/Monitor	4,575	1,142	24,465	5,998	31	—	36,211
Monitor	159	—	919	—	—	—	1,078
Substandard	2,599	93	6,403	409	53	—	9,557
	129,636	29,992	168,042	21,956	5,664	39,363	394,653
Acquired loans	13,668	14	14,326	850	465	634	29,957
Total	$143,304	$30,006	$182,368	$22,806	$6,129	$39,997	$424,610

December 31, 2010	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$128,646	$17,999	$142,530	$19,640	$5,991	$31,455	$346,261
Satisfactory/Monitor	2,098	531	19,302	818	25	—	22,774
Monitor	267	—	1,873	—	—	—	2,140
Substandard	1,522	48	3,351	146	30	—	5,097
Total	$132,533	$18,578	$167,056	$20,604	$6,046	$31,455	$376,272

Acquired loans are risk rated, as appropriate, according to the Company's loan rating system, but such ratings are not a determining factor in the establishment of the allowance for loan losses. Rather, acquired loans are initially recorded at fair value, determined based upon an estimate of the amount and timing of both principal and interest cash flows expected to be collected and discounted using a market interest rate, which includes an estimate of future credit losses expected to be incurred over the life of the portfolio. The primary credit quality indicator for acquired loans is whether there has been a decrease in expected cash flows. Monitoring of this portfolio is ongoing to determine if there is evidence of deterioration in credit quality since acquisition. At September 30, 2011, there was no allowance for loan losses for acquired loans.

Union Bankshares, Inc. Page 17

The following table provides information with respect to impaired loans by class of loan as of and for the three and nine months ended September 30, 2011:

	As Of September 30, 2011			For The Three Months Ended September 30, 2011		For The Nine Months Ended September 30, 2011
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With an allowance recorded:
Residential real estate	$425	$497	$65
Commercial real estate	257	278	57
	682	775	122
With no allowance recorded:
Commercial real estate	2,127	2,182	—

Total:
Residential real estate	425	497	65	$429	$—	$364	$5
Commercial real estate	2,384	2,460	57	2,281	21	2,268	63
Total	$2,809	$2,957	$122	$2,710	$21	$2,632	$68
____________________

(1)	Government guaranties on impaired loans as of September 30, 2011 were $110 thousand.

The following table provides information with respect to impaired loans as of December 31, 2010:

	December 31, 2010
	Recorded Investment (1)	Principal Balance (1)	Related Allowance
	(Dollars in thousands)
With an allowance recorded:
Residential real estate	$301	$356	$43
Commercial real estate	1,970	1,974	40
	2,271	2,330	83
With no allowance recorded:
Commercial real estate	346	399	—

Total:
Residential real estate	301	356	43
Commercial real estate	2,316	2,373	40
Total	$2,617	$2,729	$83
____________________

(1)	Government guaranties on impaired loans as of December 31, 2010 were $110 thousand.

Troubled debt restructured loans as of September 30, 2011 by class of loan include a commercial real estate loan that received a concession with the extension of a due date that was not considered a market transaction to the Company, and residential real estate loans that represent loan modifications in which a concession was provided to the borrower, such as due date or maturity date extensions, interest rate reductions, and the forgiveness of accrued interest. Troubled loans that are restructured are classified as impaired and a specific reserve amount is allocated to the allowance on the basis of the fair value of the collateral for collateral dependent loans, an observable market price, or the present

Union Bankshares, Inc. Page 18

value of anticipated future cash flows.

The following table provides new troubled debt restructure activity by loan type for the nine months ended September 30, 2011:

	New Troubled Debt Restructurings During the
	Nine Months Ended September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
		(Dollars in thousands)
Residential Real Estate:
Interest rate reduction, forgiveness of accrued interest, protective advance for delinquent taxes, and extension of due date	1	$238	$246

There was no new troubled debt restructure activity for the three months ended September 30, 2011. There were no troubled debt restructured loans modified within the previous twelve months that had subsequently redefaulted during the three and nine month periods ended September 30, 2011. Troubled debt restructured loans are considered redefaulted at 90 days past due.

At September 30, 2011 and December 31, 2010, the Company was not committed to lend any additional funds to borrowers whose loans were nonperforming, impaired or restructured.

Note 9. Defined Benefit Pension Plan
Union Bank, the Company’s sole subsidiary, sponsors a noncontributory defined benefit pension plan covering all eligible employees. The plan provides defined benefits based on years of service and final average salary.

Net periodic pension benefit cost for the three and nine months ended September 30 consisted of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Service cost	$170	$144	$510	$433
Interest cost on projected benefit obligation	210	193	628	579
Expected return on plan assets	(219)	(182)	(657)	(547)
Amortization of prior service cost	1	1	5	4
Amortization of net loss	47	36	139	107
Net periodic benefit cost	$209	$192	$625	$576

Note 10. Other Comprehensive Income (Loss)
Accounting principles generally require recognized revenue, expenses, gains, and losses be included in net income or loss. Certain changes in assets and liabilities, such as the after tax effect of unrealized gains and losses on investment securities available-for-sale that are not other than temporarily impaired, are not reflected on the consolidated statement of income. The cumulative effect of such items is reflected as a separate component of the equity section of the balance sheet (accumulated other comprehensive income or loss). Other comprehensive income or loss, along with net income, comprises the Company's total comprehensive income or loss. As of the balance sheet dates, the components of accumulated other comprehensive loss, net of tax, were:

Union Bankshares, Inc. Page 19

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Net unrealized gain on investment securities available-for-sale	$775	$174
Defined benefit pension plan:
Net unrealized actuarial loss	(2,235)	(2,327)
Net unrealized prior service cost	(7)	(10)
Total	$(1,467)	$(2,163)

The following comprised total comprehensive income for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	2011	2010	2011	2010
	(Dollars in thousands)
Net income	$1,427	$1,460	$3,486	$4,205
Investment securities available-for-sale:
Net unrealized holding gains arising during the period on investment securities available-for-sale, net of tax	511	236	722	458
Reclassification adjustment for net gains on investment securities available-for-sale realized in net income, net of tax	(114)	—	(121)	—
Total	397	236	601	458
Defined benefit pension plan:
Reclassification adjustment for amortization of net actuarial loss realized in net income, net of tax	31	23	93	70
Reclassification adjustment for amortization of prior service cost realized in net income, net of tax	1	1	2	3
Total	32	24	95	73
Total other comprehensive income	429	260	696	531
Total comprehensive income	$1,856	$1,720	$4,182	$4,736

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

Union Bankshares, Inc. Page 20

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

Assets measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
September 30, 2011:
Investment securities available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$14,636	$—	$14,636	$—
Mortgage-backed	3,713	—	3,713	—
State and political subdivisions	12,416	—	12,416	—
Corporate	4,682	3,666	1,016	—
Total debt securities	35,447	3,666	31,781	—
Marketable equity securities	700	38	662	—
Mutual funds	119	119	—	—
Total	$36,266	$3,823	$32,443	$—

December 31, 2010:
Investment securities available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$4,459	$—	$4,459	$—
Mortgage-backed	4,811	—	4,811	—
State and political subdivisions	9,393	—	9,393	—
Corporate	4,972	2,105	2,867	—
Total debt securities	23,635	2,105	21,530	—
Marketable equity securities	45	45	—	—
Mutual funds	100	100	—	—
Total	$23,780	$2,250	$21,530	$—

There were no significant transfers in or out of Levels 1 and 2 for the nine months ended September 30, 2011. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as impaired loans and other real estate owned, were not significant at September 30, 2011 or December 31, 2010. The Company has not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.

Union Bankshares, Inc. Page 21

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

Loans and loans held for sale: Fair values of loans are estimated for portfolios of loans with similar financial characteristics and segregated by loan type. For variable-rate loan categories that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans (for example, fixed-rate residential, commercial real estate, rental property mortgage loans as well as commercial and industrial loans) are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future cash flows, future expected loss experience and risk characteristics. The carrying amounts reported in the balance sheet for loans that are held for sale approximate their estimated fair values. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable.

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

Union Bankshares, Inc. Page 22

on commercial lines of credit and standby letters of credit. The fair value of off-balance-sheet financial instruments is not significant.

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets	(Dollars in thousands)
Cash and cash equivalents	$30,558	$30,558	$14,292	$14,292
Interest bearing deposits in banks	20,194	20,505	14,041	14,292
Investment securities	41,266	41,272	24,280	24,282
Loans and loans held for sale, net	424,878	415,669	378,316	373,718
Accrued interest receivable	1,628	1,628	1,560	1,560
FHLB of Boston stock	1,922	1,922	1,922	1,922
Financial liabilities
Deposits	$471,525	$472,808	$376,660	$376,729
Borrowed funds	26,017	30,874	28,986	30,780
Accrued interest payable	280	280	389	389

The carrying amounts in the preceding table are included in the balance sheet under the applicable captions.

Note 12. Subsequent Events
Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with U.S. GAAP. Events occurring subsequent to September 30, 2011 have been evaluated as to their potential impact to the consolidated financial statements.

On October 19, 2011, Union Bankshares, Inc. declared a $0.25 per share regular quarterly cash dividend payable November 10, 2011, to stockholders of record on October 29, 2011.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis by management focuses on those factors that, in management's view, had a material effect on the financial position of Union Bankshares, Inc. (the Company) as of September 30, 2011 and December 31, 2010, and its results of operations for the three and nine months ended September 30, 2011 and 2010. This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company's Annual Report on Form 10-K for the year ended December 31, 2010. In the opinion of the Company's management, the interim unaudited data reflects all adjustments, consisting only of normal recurring adjustments, and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim periods presented. Management is not aware of the occurrence of any events after September 30, 2011 which would materially affect the information presented.

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

Forward-looking statements reflect management's current expectations and are subject to uncertainties, both general and specific, and risk exists that actual results will differ from those predictions, forecasts, projections and other estimates contained in forward-looking statements. These risks cannot be readily quantified. When management uses any of the words “believes,” “expects,” “anticipates,” “intends,” "projects," “plans,” “seeks,” “estimates,” "targets," "goals," “may,” “could,” “would,” “should,” or similar expressions, they are making forward-looking statements. Many possible events or factors, including those beyond the control of management, could affect the future financial results and performance of the Company. This could cause results or performance to differ materially from those expressed in forward-looking statements. The possible events or factors that might affect the forward-looking statements include, but are not limited to, the listing in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 and the items added below in this report on Form 10-Q:

•	loans and investments may be called or prepaid prior to their contractual maturity or become other than temporarily impaired;

•	loans and deposits acquired with the acquisition of three branches on May 27, 2011 could perform differently than management anticipates in its forecasts;

•
assumptions made regarding interest rate movement, yield curve and sensitivity could vary substantially if actual experience differs from historical experience, which could affect the Company's projected results of operations;

•
excess liquidity due to weaker loan demand, lower draws on unused lines of credit or stronger deposit growth than anticipated may be difficult to maintain historical yields on due to the continuing low interest rate environment for investment options;

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

RECENT DEVELOPMENTS

Economic data suggests a slow but positive trend towards economic recovery in our market as well as nationally but Federal Reserve Chairman Ben Bernanke has stated that monetary policy alone cannot cure all the economy's ailments. He has called on Congress to adopt a plan for paying down the federal debt and to address loopholes in the tax code as ways to help the recovery and stability of the economy. The Federal Reserve and the Chairman expect improvements in the health of the economy but that there remains significant risk of a second recession unless actions are taken to increase growth. The global outlook has deteriorated which will likely have an impact on international corporations which is not a significant factor in our service area, yet any resulting negative impact on tourism could affect customers in our service area.

Vermont and New Hampshire's unemployment rates have risen slightly over the last couple of months and are 5.8% and 5.4%, respectively, as of September 30, 2011. These rates compare favorably with the national unemployment

Union Bankshares, Inc. Page 24

rate of 9.1% for the same period. The Federal Open Market Committee (FOMC) expects some pickup in the pace of recovery but anticipates only gradual improvement in the unemployment rates.

Interest rates remain near historic lows, which has allowed many consumers and commercial customers to reduce their monthly debt payments by refinancing their loans. At the September 2011 meeting the FOMC kept the target range for federal funds rate at 0-25 basis points in order to promote the ongoing economic recovery. The FOMC currently anticipates that economic conditions are likely to warrant exceptionally low levels for the federal funds rate at least through mid-2013. The FOMC also stated its intention to purchase longer-term Treasury Securities and to sell an equal amount of shorter-term Treasury Securities, putting downward pressure on longer-term interest rates and helping to make broader financial conditions more accommodative.

Vermont and New Hampshire continue to have some of the lowest residential foreclosure and delinquency rates in the country. Also, as northern New England had not experienced the dramatic run up in housing prices, likewise, we have not seen the values drop as far as other parts of the country. Demand for construction and purchase mortgage loans was stronger over the summer months of 2011 than it has have been in recent years. The portions of Vermont and New Hampshire served by our branch network did not, with a few exceptions, experience the devastation from Hurricane Irene as did other parts of the two states.

In response to the earlier financial crisis affecting the banking and financial markets, the resulting recession and the changing political environment, many new laws, regulations and programs have been adopted. We will not attempt to discuss them all within this quarterly report but will update the ones that have been issued or modified since our annual report and which may have a financial impact on the Company.

The following positive developments will/may impact the Company in the future:

•
The second quarter 2011 change in the FDIC insurance assessment base from total deposits to net assets has and will continue to reduce the Company's future assessment costs and put community banks, which generally rely more heavily on deposits as a funding source, on a more level playing field with national and regional financial institutions. Unfortunately, continuing bank failures (80 year-to-date through October 14, 2011 but none in Vermont or New Hampshire) continue to weigh on the industry and will keep FDIC assessment rates high for all banks.

•
The decision of the U.S. Small Business Administration ("SBA") in February 2011 to waive the 90 day recourse period upon the sale of SBA guaranteed loans to the secondary market makes that a more attractive alternative for community banks and the continuing development of loan programs for small business customers is always a benefit to a community bank.

•
The FASB, citing outreach activities in which "almost all" constituents believe that amortized cost is significantly more relevant for purposes of measuring most loans, agreed to consider amortized cost as a primary attribute (in addition to fair value) for measuring financial instruments. Therefore loans and debt securities that are held as part of the "customer financing activities of a bank" may continue to be recorded at amortized cost, which will reduce volatility in a company's financial statements while providing its readers with the most current information.

•
Starting July 21, 2011, banks were permitted to pay interest on business checking accounts. Although it may increase our overall cost of funds, this change allows us to compete with nonbanks for business customer funds. Union has developed an interest-bearing deposit product available to business customers.

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

•
The increased information reporting requirements and the requirement to provide health insurance vouchers to low income employees who may be participating in government sponsored insurance programs under the 2010 Health-Care Reform Act have been repealed and reporting of merchant services information has been delayed.

There have been new laws, regulations and actions enacted that may be problematic for the Company in terms of future earnings and/or efficiency. The following are the most relevant:

•
The Dodd-Frank Act represents the biggest revision of financial regulations in decades and bankers continue to be faced with assessing the rules applicable to them, how to implement the rules, training of staff and informing customers, as well as assessing the financial impact to their companies. There are still numerous provisions of the Dodd-Frank Act that originally had an effective date of July 21, 2011 for which final regulations or guidance have not yet been issued.

•	By March 15, 2012, all existing ATM's must meet the new Americans with Disabilities Act accessibility standards

Union Bankshares, Inc. Page 25

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

•
State and national health care reform initiatives may increase employer costs to provide employer sponsored group health care plans to eligible employees. On May 27, 2011, the Governor of Vermont signed a bill into law to provide universal health care through a single payer system. The manner in which the Vermont universal health care mandate will be implemented remains unclear at this time.

•
The Durbin amendment, which required the Federal Reserve to set rates for debit card transaction interchange fees, became effective on October 1, 2011. The final rule's interchange fee standard has two components - a base fee cap of 21 cents plus 5 basis points of the transaction amount to cover fraud losses. Even though banks with assets of $10 billion or less are exempt from the interchange pricing provision, the pricing rules will impact the competitive environment for payment systems.

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

In addition, as required by SEC regulations, the Company must now file its financial statements both in EDGAR format and in eXtensible Business Reporting Language (XBRL), and to post such XBRL information on its website. Ongoing compliance with this mandate requires administrative resources and result in additional costs.

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

In addition to the critical accounting policies included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010, the following is included in the Company's critical accounting policies.

Union Bankshares, Inc. Page 26

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

OVERVIEW

The Company's net income was $1.43 million for the quarter ended September 30, 2011 compared to $1.46 million for the quarter ended September 30, 2010, a decrease of $33 thousand, or 2.3%. These results reflected the net effect of an increase in net interest income of $404 thousand, or 8.6%, a decrease of $50 thousand, or 25.0%, in the provision for loan losses, an increase of $456 thousand, or 29.3%, in noninterest income, branch acquisition expenses of $62 thousand, an increase in other noninterest expenses of $946 thousand, or 22.9%, and a $65 thousand, or 14.2%, decrease in the provision for income taxes.

The Company's net income was $3.49 million for the nine months ended September 30, 2011 compared to $4.21 million for the nine months ended September 30, 2010, a decrease of $719 thousand, or 17.1%. These results reflected the net effect of an increase in net interest income of $400 thousand, or 2.9%, an increase of $70 thousand, or 18.4%, in the provision for loan losses, an increase of $864 thousand, or 20.6%, in noninterest income, the branch acquisition expenses of $407 thousand, an increase in other noninterest expenses of $2.0 million, or 16.6%, and a $530 thousand, or 41.1%, decrease in the provision for income taxes.

On May 27, 2011, Union Bank completed its acquisition of three New Hampshire branch offices. In the transaction, Union assumed deposit relationships, performing loans, branch cash, two banking facilities, and other assets, including one leased branch location. In accordance with the Agreement, Union paid a 6% premium on assumed deposits, loans were acquired at par, and the banking facilities were purchased at the most recent tax assessed value. The full earnings impact of the acquired assets and liabilities is fully reflected in the Results of Operations for the three months ended September 30, 2011 but not in the nine months ended results due to the timing of the purchase. The pre-tax branch acquisition expenses for the three months ended September 30, 2011 totaled $62 thousand and year to date totaled $407 thousand. The branch acquisition expenses for the three and nine months ended September 30, 2011 are mainly legal, professional and marketing fees expended to facilitate the purchase of the three New Hampshire branches. There were also expenses incurred to replace customer checkbooks and branch supplies. Management believes that substantially all of the acquisition expenses have been incurred as of September 30, 2011 and any additional expenses will not be material to the Company's results of operations. The branch acquisition included $29.6 million in cash that provided liquidity and has been subsequently invested in interest earning assets.
The Company continues to face a challenging low interest rate environment as the prime rate has remained unchanged at 3.25% for the last 33 months. Total interest income increased by $390 thousand, or 6.8%, to $6.12 million in the third quarter of 2011, versus total interest income of $5.73 million in the third quarter of 2010, and that increase was bolstered by the decrease in interest expense from $1.03 million in 2010 to $1.02 million in 2011, a decrease of $14 thousand, or 1.4%, between periods. The result of the changes in interest income and interest expense was that net interest income for the third quarter of 2011 was $5.10 million, up $404 thousand, or 8.6%, from the third quarter of 2010 of $4.70 million. The continued static low prime rate or further drops in the prime rate and/or increases in competitors' deposit or market borrowing rates could be problematic if loans were to refinance to a lower rate or individual variable rate loan and investment instruments reprice downward at a faster rate than the downward repricing of deposit products. In addition there is very little relative reduction that can be made in deposit rates currently paid as it appears customers are staying in short-term time deposits or nontime deposit accounts which are all currently paying an interest rate less than 1%.

The $456 thousand increase in noninterest income for the quarter was due to many factors including the increase of $149 thousand in net gains on sales of loans held for sale, from $334 thousand for the quarter ended September 30, 2010 to $483 thousand for the quarter ended September 30, 2011, with the volume of loans sold to the secondary market to mitigate long term interest rate risk increasing from $15.0 million in the third quarter of 2010 to $19.8 million in the third quarter of 2011. The continuing volume of sales was driven by the sustained low long term mortgage rates, which create loan demand throughout the branches, as well as by the strong origination from the loan production office in South Burlington, Vermont, which opened in August 2010. There was also an increase of $133 thousand, or 13.0%, in service fee income and an $173 thousand net gain on sales of investment securities available-for-sale for the three

Union Bankshares, Inc. Page 27

months ended September 30, 2011. The main reason for the sale was to offset the prepayment penalties on higher cost FHLB of Boston advances. There were no security gains/losses in the similar 2010 period.

Salaries and wages were higher by $418 thousand, or 24.9%, for the third quarter of 2011 compared to the same period last year. Pension and employee benefits were up $91 thousand, or 13.0%. Net occupancy and equipment expenses are both up due to the increased number of banking locations and the higher costs of operation in 2011.

All other noninterest expenses were up $346 thousand, or 27.6% for the three months ended September 30, 2011 which has numerous components, with the largest changes being the $177 thousand in penalties on the 2011 early payoffs of $2 million in long-term FHLB of Boston advances.

The Company's effective tax rate decreased to 21.6% for the three months ended September 30, 2011 from 23.8% for the same period in 2010, as both tax exempt income and tax credits from low income housing partnership investments increased.

At September 30, 2011, the Company had total consolidated assets of $545.8 million, including gross loans and loans held for sale (“total loans”) of $428.9 million, deposits of $471.5 million, borrowed funds of $26.0 million and stockholders' equity of $42.6 million. The Company’s total assets increased $92.8 million, or 20.5%, to $545.8 million at September 30, 2011, from $453.0 million at December 31, 2010. A large portion of the increase was due to the New Hampshire branch acquisitions which added $67.2 million in assets.

Net loans and loans held for sale increased a total of $46.6 million, or 12.3%, to $424.9 million, or 77.8%, of total assets at September 30, 2011, compared to $378.3 million, or 83.5%, of total assets at December 31, 2010, including $32.9 million in loans acquired with the branch acquisitions. Over and above the acquisition of the loans, there was a net increase in net loans and loans held for sale of $13.7 million.

Deposits increased $94.9 million, or 25.2%, to $471.5 million at September 30, 2011, from $376.7 million at December 31, 2010, reflecting the acquisition of $67.0 million in deposits, of which $3.2 million were in the form of deposits linked to overnight collateralized repurchase sweeps. The deposits at the acquired branches have increased $2.0 million since May 27, 2011 and all nontime deposit categories except time deposits have grown since December 31, 2010.

The Company's total capital increased from $41.7 million at December 31, 2010 to $42.6 million at September 30, 2011. Capital ratios, while continuing to meet the regulatory guidelines for well capitalized, all dropped as of September 30, 2011 due to the branch acquisitions. The total risk based capital ratio at December 31, 2010 was 15.12% and had dropped to 12.25% at September 30, 2011 . The regulatory guideline for well capitalized is 10.0% and for minimum requirements is 8.0%.

Union Bankshares, Inc. Page 28

The following unaudited per share information and key ratios depict several measurements of performance or financial condition for the three and nine months ended or at September 30, 2011 and 2010, respectively:

	Three Months Ended or At September 30,		Nine Months Ended or At September 30,
	2011	2010	2011	2010
Return on average assets (ROA) (1)	1.07%	1.31%	0.95%	1.27%
Return on average equity (ROE) (1)	13.63%	13.92%	11.17%	13.49%
Net interest margin (1)(2)	4.19%	4.66%	4.29%	4.62%
Efficiency ratio (3)	72.67%	65.18%	75.02%	66.74%
Net interest spread (4)	4.04%	4.43%	4.10%	4.40%
Loan to deposit ratio	90.95%	97.07%	90.95%	97.07%
Net loan charge-offs to average loans not held for sale (1)	0.02%	0.02%	0.01%	0.07%
Allowance for loan losses to loans not held for sale (5)	0.99%	1.02%	0.99%	1.02%
Nonperforming assets to total assets (6)	1.22%	1.36%	1.22%	1.36%
Equity to assets	7.80%	9.43%	7.80%	9.43%
Total capital to risk weighted assets	12.25%	15.54%	12.25%	15.54%
Book value per share	$9.56	$9.54	$9.56	$9.54
Earnings per share	$0.32	$0.33	$0.78	$0.94
Dividends paid per share	$0.25	$0.25	$0.75	$0.75
Dividend payout ratio (7)	78.13%	75.76%	96.15%	79.79%
____________________

(1)	Annualized.

(2)	The ratio of tax equivalent net interest income to average earning assets. See page 30 for more information.

(3)
The ratio of noninterest expense ($5.1 million in 2011 and $4.1 million in 2010) to tax equivalent net interest income ($5.2 million in 2011 and $4.8 million in 2010) and noninterest income ($2.0 million in 2011 and $1.6 million in 2010) excluding securities gains ($173 thousand in 2011 and $0 in 2010) for the three months ended September 30, 2011 and 2010, respectively. The ratio of noninterest expense ($14.7 million in 2011 and $12.3 million in 2010) to tax equivalent net interest income ($14.8 million in 2011 and $14.2 million in 2010) and noninterest income ($5.1 million in 2011 and $4.2 million in 2010) excluding securities gains ($183 thousand in 2011 and $0 in 2010) for the nine months ended September 30, 2011 and 2010, respectively.

(4)	The difference between the average rate earned on earning assets and the average rate paid on interest bearing liabilities. See page 30 for more information.

(5)
The net carrying amount of loans recorded at fair value from the branch acquisitions was $30.0 million of the September 30, 2011 loan portfolio. The allowance for loan losses to loans not purchased and not held for sale is 1.06% at September 30, 2011.

(6)	Nonperforming assets are loans or investment securities that are in nonaccrual or 90 or more days past due as well as other real estate or assets owned.

(7)	Cash dividends declared and paid per share divided by consolidated net income per share.

RESULTS OF OPERATIONS

Net Interest Income. The largest component of the Company’s operating income is net interest income, which is the difference between interest and dividend income received from interest earning assets and the interest expense paid on interest bearing liabilities. The Company’s net interest income increased $404 thousand, or 8.60%, to $5.10 million for the three months ended September 30, 2011, from $4.70 million for the three months ended September 30, 2010. The net interest spread decreased 39 basis points to 4.04% for the three months ended September 30, 2011, from 4.43% for the three months ended September 30, 2010. The decrease in the net interest spread was primarily the result of the 63 basis point drop in average interest rates earned on interest earning assets from 5.63% for the quarter ended September 30, 2010 to 5.00% for the quarter ended September 30, 2011 while the average interest rate paid on interest bearing liabilities only dropped 24 basis points from 1.20% for the three months ended September 30, 2010 to 0.96% for the three months ended September 30, 2011. The net interest margin for the third quarter of 2011 decreased 47 basis points to 4.19% from 4.66% for the 2010 comparison period, reflecting the change in the composition of interest earning assets during 2011 mainly due to the impact of the May 2011 branch acquisitions and the effect of

Union Bankshares, Inc. Page 29

a decrease in average interest rates earned on interest earning assets, which was only partially offset by the decrease in the average interest paid on interest bearing liabilities.

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

	Three Months Ended September 30,
	2011			2010
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$20,023	$9	0.18%	$16,069	$7	0.18%
Interest bearing deposits in banks	16,776	78	1.83%	15,937	95	2.38%
Investment securities (1), (2)	38,374	279	3.30%	23,957	251	4.71%
Loans, net (1), (3)	419,993	5,751	5.53%	362,066	5,375	6.00%
FHLB of Boston stock (4)	1,922	1	0.26%	1,922	—	—
Total interest earning assets (1)	497,088	6,118	5.00%	419,951	5,728	5.63%
Cash and due from banks	6,108			5,119
Premises and equipment	8,879			7,938
Other assets	19,257			12,252
Total assets	$531,332			$445,260
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$78,274	$54	0.28%	$61,219	$33	0.22%
Savings/money market accounts	149,336	141	0.37%	121,239	155	0.51%
Time deposits	156,981	559	1.41%	132,545	552	1.65%
Borrowed funds	30,548	262	3.29%	25,744	290	4.41%
Total interest bearing liabilities	415,139	1,016	0.96%	340,747	1,030	1.20%
Noninterest bearing deposits	69,378			56,525
Other liabilities	4,923			6,044
Total liabilities	489,440			403,316
Stockholders' equity	41,892			41,944
Total liabilities and stockholders’ equity	$531,332			$445,260
Net interest income		$5,102			$4,698
Net interest spread (1)			4.04%			4.43%
Net interest margin (1)			4.19%			4.66%
__________________

(1)	Average yields reported on a tax equivalent basis using a marginal tax rate of 34%.

(2)	Average balances of investment securities are calculated on the amortized cost basis and include nonaccrual securities, if applicable.

(3)	Includes loans held for sale as well as nonaccrual loans, unamortized costs and unamortized premiums and is net of the allowance for loan losses.

(4)	Dividends on the Federal Home Loan Bank (FHLB) of Boston stock were suspended effective the fourth quarter of 2008 and resumed during the first quarter of 2011.

Union Bankshares, Inc. Page 30

	Nine Months Ended September 30,
	2011			2010
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$18,097	$25	0.18%	$12,598	$15	0.16%
Interest bearing deposits in banks	14,934	230	2.06%	18,942	327	2.31%
Investment securities (1), (2)	32,588	755	3.51%	24,547	778	4.74%
Loans, net (1), (3)	392,933	16,336	5.66%	356,675	15,973	6.09%
FHLB of Boston stock (4)	1,922	4	0.29%	1,922	—	—
Total interest earning assets (1)	460,474	17,350	5.15%	414,684	17,093	5.63%
Cash and due from banks	5,604			5,088
Premises and equipment	8,331			7,941
Other assets	14,244			12,641
Total assets	$488,653			$440,354
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$69,362	$124	0.24%	$60,717	$102	0.22%
Savings/money market accounts	136,957	438	0.43%	118,986	474	0.53%
Time deposits	141,461	1,577	1.49%	131,074	1,693	1.73%
Borrowed funds	30,225	840	3.63%	27,355	853	4.11%
Total interest bearing liabilities	378,005	2,979	1.05%	338,132	3,122	1.23%
Noninterest bearing deposits	63,787			54,645
Other liabilities	5,264			6,006
Total liabilities	447,056			398,783
Stockholders' equity	41,597			41,571
Total liabilities and stockholders’ equity	$488,653			$440,354
Net interest income		$14,371			$13,971
Net interest spread (1)			4.10%			4.40%
Net interest margin (1)			4.29%			4.62%
__________________

(1)	Average yields reported on a tax equivalent basis using a marginal tax rate of 34%.

(2)	Average balances of investment securities are calculated on the amortized cost basis and include nonaccrual securities, if applicable.

(3)	Includes loans held for sale as well as nonaccrual loans, unamortized costs and unamortized premiums and is net of the allowance for loan losses.

(4)	Dividends on the Federal Home Loan Bank (FHLB) of Boston stock were suspended effective the fourth quarter of 2008 and resumed during the first quarter of 2011.

Union Bankshares, Inc. Page 31

Tax exempt interest income amounted to $326 thousand and $308 thousand for the three months ended September 30, 2011 and 2010, respectively and $926 thousand and $861 thousand for the nine months ended September 30, 2011 and 2010, respectively. The following table presents the effect of tax exempt income on the calculation of the net interest margin, using a marginal tax rate of 34% for 2011 and 2010:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Net interest income as presented	$5,102	$4,698	$14,371	$13,971
Effect of tax-exempt interest
Investment securities	37	31	102	62
Loans	103	95	290	172
Net interest income, tax equivalent	$5,242	$4,824	$14,763	$14,205

Rate/Volume Analysis. The following tables describe the extent to which changes in average interest rates (on a fully tax-equivalent basis) and changes in volume of average interest earning assets and interest bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to:

•	changes in volume (change in volume multiplied by prior rate);

•	changes in rate (change in rate multiplied by prior volume); and

•	total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010 Increase/(Decrease) Due to Change In
	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$2	$—	$2
Interest bearing deposits in banks	5	(22)	(17)
Investment securities	136	(108)	28
Loans, net	829	(453)	376
FHLB of Boston stock	—	1	1
Total interest earning assets	$972	$(582)	$390
Interest bearing liabilities:
Interest bearing checking accounts	$11	$10	$21
Savings/money market accounts	32	(46)	(14)
Time deposits	94	(87)	7
Borrowed funds	50	(78)	(28)
Total interest bearing liabilities	$187	$(201)	$(14)
Net change in net interest income	$785	$(381)	$404

Union Bankshares, Inc. Page 32

	Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010 Increase/(Decrease) Due to Change In
	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$8	$2	$10
Interest bearing deposits in banks	(64)	(33)	(97)
Investment securities	244	(267)	(23)
Loans, net	1,575	(1,212)	363
FHLB of Boston stock	—	4	4
Total interest earning assets	$1,763	$(1,506)	$257
Interest bearing liabilities:
Interest bearing checking accounts	$14	$8	$22
Savings/money market accounts	64	(100)	(36)
Time deposits	128	(244)	(116)
Borrowed funds	87	(100)	(13)
Total interest bearing liabilities	$293	$(436)	$(143)
Net change in net interest income	$1,470	$(1,070)	$400

Three Months Ended September 30, 2011, Compared to Three Months Ended September 30, 2010.

Interest and Dividend Income. The Company’s interest and dividend income increased to $6.1 million for the three months ended September 30, 2011 compared to $5.7 million for the same period last year, mostly driven by an increase in average earning assets of $77.1 million, or 18.4%, to $497.1 million, from $420.0 million for the three months ended September 30, 2010. However, the positive effect on interest income resulting from the rise in the average volume of earning assets was more than offset by the lower rates earned on interest bearing deposits in banks, investment securities and loans in the third quarter of 2011 versus 2010. The continuing low interest rate environment and the acquisition of 3 branches in New Hampshire in May 2011 that added $32.9 million in loans while receiving $29.6 million in cash to be invested led to lower yields in the quarter ended September 30, 2011. Interest income on loans increased $376 thousand, or 7.0%, to $5.8 million for the third quarter of 2011 versus $5.4 million for the 2010 comparison period, in conjunction with an increase of $57.9 million in average loan volume between periods. Average loans approximated $420.0 million at an average yield of 5.53% for the three months ended September 30, 2011, up $57.9 million, or 16.0% from an average of $362.1 million at an average yield of 6.00% for the three months ended September 30, 2010. The loans in the branches acquired accounted for approximately $31.7 million of the increase in average loans for the quarter ended September 30, 2011. The increase in average loan volume was more than offset by a 47 basis point decrease in average yield.

The Company has continued to manage interest rate risk by selling low rate qualified residential mortgages originated during 2011 to the secondary market and has benefited from the sale of these mortgages, with net gains of $483 thousand on residential real estate loan sales of $19.8 million for the quarter ended September 30, 2011, compared to net gains of $334 thousand on loan sales of $15.8 million during the same period last year.

The average balance of investments (including mortgage-backed securities) increased $14.4 million, or 60.2%, to $38.4 million for the three months ended September 30, 2011, from $24.0 million for the three months ended September 30, 2010. The average balance invested in interest bearing deposits in banks for the quarter was $16.8 million, up $839 thousand, or 5.3%, from the average level of $15.9 million for the 2010 comparison period. The average balance of federal funds sold and overnight deposits increased $3.9 million, or 24.6%, to $20.0 million for the three months ended September 30, 2011, from $16.1 million for the three months ended September 30, 2010. Interest income from average nonloan instruments increased $14 thousand, or 4.0%, between periods, with $367 thousand for the third quarter of 2011 versus $353 thousand for the same period of 2010, reflecting the decreases in average yields on interest bearing deposits and investment securities, partially offset by the overall increase in average nonloan instrument volume.

Union Bankshares, Inc. Page 33

Interest Expense. The Company’s interest expense decreased $14 thousand, or 1.4%, to $1.02 million for the three months ended September 30, 2011, from $1.03 million for the three months ended September 30, 2010. The decrease was primarily attributable to lower rates paid on all interest bearing liabilities except interest bearing checking accounts.

Interest expense on deposits decreased $14 thousand, or 1.9%, to $754 thousand for the quarter ended September 30, 2011, from $740 thousand for the quarter ended September 30, 2010. Competition for deposits has remained strong. Average interest bearing deposits for the quarter ended September 30, 2011 increased $69.6 million, or 22.1%, to $384.6 million compared to average interest bearing deposits of $315.0 million for the same period last year. This increase reflects the overall growth in the franchise, the purchase of $60.2 million in interest bearing deposits (increased to approximately $65.4 million on average for the quarter ended September 30, 2011) with the acquisition of the three New Hampshire branches in May 2011, as well as the impact of higher FDIC insurance coverage and the continuing uncertainty surrounding the financial markets as customers retain cash in lieu of other investments. Average time deposits increased to $157.0 million for the three months ended September 30, 2011, from $132.5 million for the three months ended September 30, 2010, an increase of $24.5 million, or 18.4% (time deposits in the acquired branches averaged $27.2 million). The average rate paid on time deposits during the third quarter of 2011 decreased 24 basis points, to 1.41% from 1.65% for the third quarter of 2010. The average balances for money market and savings accounts increased $28.1 million, or 23.2%, to $149.3 million for the three months ended September 30, 2011, from $121.2 million for the three months ended September 30, 2010 (money market and savings accounts in the acquired branches averaged $19.8 million). The average rate paid on money market and savings deposits dropped from 0.51% to 0.37%. A $17.1 million, or 27.9%, increase in interest bearing checking accounts brought the average balance up to $78.3 million from $61.2 million between the two comparison periods (interest bearing checking accounts in the acquired branches averaged $14.6 million for the quarter). The average rate paid on interest bearing checking accounts was 0.28% for the three months ended September 30, 2011 up from 0.22%for the three months ended September 30, 2010. The increase was a result of the impact of the higher rates paid on relationship accounts acquired in May 2011.

Interest expense on borrowed funds decreased $28 thousand, or 9.7%, to $262 thousand for the three months ended September 30, 2011, from $290 thousand for the three months ended September 30, 2010. Average borrowed funds increased $4.8 million, or 18.7%, to $30.5 million for for the three months ended September 30, 2011 compared to $25.7 million for the three months ended September 30, 2010. Customer overnight collateralized repurchase sweeps accounted for $4.7 million of the increase. The average rate paid on borrowings dropped from 4.41% for the three months ended September 30, 2010 to 3.29% for the three months ended September 30, 2011, as the borrowing rates paid on customer repurchase sweeps was lower than the rates paid on longer-term borrowings outstanding.

Provision for Loan Losses. There was a $150 thousand loan loss provision for the quarter ended September 30, 2011 compared to a $200 thousand loan loss provision for the quarter ended September 30, 2010. Although improvement in travel and tourism industry sales has been reported during 2011 in comparison to 2010, the industry is just beginning to reach pre-recession levels and the impact of the decline in revenue during the last two years is still evident in the local market. Nonperforming loans increased by $943 thousand between September 30, 2010 and September 30, 2011, while loans specifically reserved for increased by approximately $2.3 million between periods. Between December 31, 2010 and September 30, 2011, nonperforming loans increased by $2.4 million and loans specifically reserved for increased approximately $3.4 million. The increase in the third quarter 2010 provision as compared to the first two quarters of 2010, was primarily related to the change in reserve factors that occurred during that period. The provision in the third quarter of 2011 was deemed appropriate by management in light of the increase in nonperforming loans and loans specifically reserved for, the change in the mix of the portfolio and the outlook for future economic conditions. For further details, see FINANCIAL CONDITION Allowance for Loan Losses and Asset Quality below.

Union Bankshares, Inc. Page 34

Noninterest Income. The following table sets forth changes from the third quarter of 2010 to the third quarter of 2011 for components of noninterest income:

	For The Three Months Ended September 30,
	2011	2010	$ Variance	% Variance
	(Dollars in thousands)
Trust income	$132	$126	$6	4.8
Service fees	1,153	1,020	133	13.0
Net gains on sales of loans held for sale	483	334	149	44.6
Other income	71	76	(5)	(6.6)
Subtotal	1,839	1,556	283	18.2
Gains on sales of investment securities available-for-sale	173	—	173	—
Total noninterest income	$2,012	$1,556	$456	29.3

Noninterest income net of gains on investment securities available-for-sale was $1.8 million, or 23.1%, of total income for the three months ended September 30, 2011 versus $1.6 million, or 21.4%, of total income for the three months ended September 30, 2010. This increase between years reflected the effect of higher income in all noninterest income categories except other income.

Service fees. Service fees increased $133 thousand, or 13.0%, between the third quarter of 2010 and the third quarter of 2011. The increase was due in large part to the growth in debit card and ATM fees resulting from the growth in the volume of electronic transactions, which added $106 thousand to fees earned. There was also an increase of $14 thousand in loan servicing fees between years due to the increased volume of residential mortgage loans serviced. These increases were partially offset by the decrease of $17 thousand in overdraft fee income on deposit accounts.

Net gains on sales of loans held for sale. Residential loans totaling $19.8 million were sold for a net gain of $483 thousand during the third quarter of 2011, versus residential and commercial real estate loan sales of $15.8 million for a net gain of $334 thousand during the third quarter of 2010. While the volume of loans sold to mitigate low long term interest rates increased $4.06 million, or 25.7%, between periods, the net gains rose 44.6%, reflecting the effect of the new loan production office in Chittenden County which opened in August 2010, the addition of three established branch locations in May 2011 and the introduction of new government sponsored loan programs to Union's product line.

Net gains on sales of investment securities available-for-sale. Three corporate investment securities available-for-sale totaling $1.5 million were sold during the third quarter of 2011 for a net gain of $173 thousand. The main reason for the sale was to take advantage of the available gain to offset penalties incurred when Union prepaid $2 million in long-term FHLB of Boston advances.

Union Bankshares, Inc. Page 35

Noninterest Expense. The following table sets forth changes from the third quarter of 2010 to the third quarter of 2011 for components of noninterest expense:

	For The Three Months Ended September 30,
	2011	2010	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$2,100	$1,682	$418	24.9
Pension and employee benefits	790	699	91	13.0
Occupancy expense, net	276	225	51	22.7
Equipment expense	319	279	40	14.3
Branch acquisition expenses	62	—	62	—
Expenses of OREO and other assets owned, net	(27)	30	(57)	(190.0)
Vermont franchise tax	108	104	4	3.8
FDIC insurance assessment	84	114	(30)	(26.3)
Equity in losses of affordable housing investments	130	106	24	22.6
Amortization of core deposit intangible	43	—	43	—
Other expenses	1,260	898	362	40.3
Total noninterest expense	$5,145	$4,137	$1,008	24.4

Salaries and wages. The $418 thousand increase in 2011 over 2010 was due primarily to normal annual salary increases, the opening in August 2010 of a new loan production office in South Burlington, Vermont and the acquisition of three branches with staff in May 2011.

Pension and employee benefits. Expense for the defined benefit pension plan was $208 thousand for the third quarter of 2011 compared to $192 for the third quarter of 2010, an increase of $16 thousand, or 8.3%. There was an increase of $33 thousand, or 11.0%, in the Company’s medical costs from $307 thousand for the third quarter of 2010, to $340 thousand for the third quarter of 2011. Employer payroll taxes were $159 thousand for the third quarter of 2011 up from $122 thousand for the third quarter of 2010, an increase of $37 thousand, or 30.3%. The majority of the increase is due to higher staffing levels, resulting in increased salaries and wages and the remainder is due to the increase in state and federal unemployment tax rates.

Occupancy expense, net. The increase between years is mainly due to the addition of the leased space in August 2010 for the South Burlington loan production office, the cost of three additional branch locations since May 27, 2011 as well as higher utility costs.

Equipment expense. The increase between years is mainly due to the increase in software licenses and maintenance contracts expense, from $149 thousand for the third quarter of 2010 to $196 thousand for the third quarter of 2011, $47 thousand, or 31.5%. This increase was partially offset by a decrease in equipment depreciation for the quarter.

Branch acquisition expenses. The branch acquisition expenses for the three months ended September 30, 2011 are mainly overtime expense, legal and professional fees expended to facilitate the purchase of the three New Hampshire branches and expenses incurred to replace customer checkbooks.

Expenses of OREO and other assets owned, net. For the three months ended September 30, 2011, an OREO-related recovery of $85 thousand was recorded, which more than offset the quarter's expenses.

FDIC insurance assessment: The decrease in assessment for the three months ended September 30, 2011 was due to a change in the assessment formula which had been previously based on total deposits and effective April 1, 2011 was changed to a net assets base. The benefit from the formula change was partially offset by the increased assessment resulting from the increased asset base.

Amortization of core deposit intangible. As a result of the branch purchases in May 2011, a core deposit intangible of $1.7 million was booked and is being amortized over the estimated 10 year average life of the core deposit base.

Equity in losses of affordable housing investments. Union recorded new investments in limited partnerships in March

Union Bankshares, Inc. Page 36

and May of 2011 which has increased the expense for equity in losses. The increased expenses are offset on an after tax basis by the increased tax credits recorded as a reduction of income tax expense.

Other expenses. The 2011 results include $177 thousand in penalties on the early payoffs of $2 million in long-term FHLB of Boston advances while there was no such penalties in 2010. Management concluded that, despite the prepayment penalty, early payoff of the long-term advances was warranted in that it will reduce future interest expense and reliance on borrowed funds that were at interest rates higher than currently available. The prepayment penalties were offset for the quarter by the Gain on sale of investment securities available-for-sale. Outsourcing the marketing function beginning in the third quarter of 2010 added $36 thousand in related expenses to the third quarter of 2011 compared to the same period last year. Upgraded data and phone communication lines in 2010 and 2011 as well as the impact of the branch expansion in May 2011 added $38 thousand in expenses. Increased expense related to an increase in utilization of ATM and debit cards was $54 thousand higher in the third quarter of 2011.

Income Tax Expense. The Company has provided for current and deferred federal income taxes for the quarters ended September 30, 2011 and 2010. The Company's provision for income taxes was $392 thousand for the three months ended September 30, 2011, compared to $457 thousand for the same period in 2010. The Company’s effective tax rate decreased to 21.6% for the three months ended September 30, 2011, from 23.8% for the same period in 2010 as tax exempt interest income increased slightly to $326 thousand for the third quarter of 2011 versus $308 thousand for the third quarter of 2010 and tax credits recorded from investments in affordable housing projects increased to $114 thousand for the third quarter of 2011 versus $95 thousand for the third quarter of 2010.

Nine Months Ended September 30, 2011, Compared to Nine Months Ended September 30, 2010.

Interest and Dividend Income. The Company’s interest and dividend income increased $257 thousand, or 1.5%, to $17.4 million for the nine months ended September 30, 2011, from $17.1 million for the same period last year with an increase in average earning assets of $45.8 million, or 11.0%, to $460.5 million from $414.7 million for the nine months ended September 30, 2010. The positive effect on interest income resulting from the rise in the average volume of earning assets was partially offset by the lower rates earned on interest bearing deposits in banks, investment securities and loans in the first nine months of 2011 versus 2010. Interest income on loans increased $363 thousand with an increase of $36.2 million in average loan volume between periods. Average loans approximated $392.9 million at an average yield of 5.66% for the nine months ended September 30, 2011, up from an average of $356.7 million at an average yield of 6.09% for the nine months ended September 30, 2010. The increase in average loan volume, which included average loans in the branches acquired of $14.5 million, was partially offset by the 43 basis point decrease in average yield.

The Company has continued to manage interest rate risk by selling low rate qualified residential mortgages originated during 2011 to the secondary market and has benefited from the sale of these mortgages, with net gains of $990 thousand on residential and commercial real estate loan sales of $50.3 million for the nine months ended September 30, 2011, compared to net gains of $601 thousand on loan sales of $39.6 million during the same period last year.

The average balance of investments (including mortgage-backed securities) increased $8.1 million, or 32.8%, to $32.6 million for the nine months ended September 30, 2011, from $24.5 million for the nine months ended September 30, 2010. The average balance invested in interest bearing deposits in banks for the first nine months of 2011 was $14.9 million, down $4.0 million, or 21.2%, from the 2010 average level of $18.9 million. The average balance of federal funds sold and overnight deposits increased $5.5 million, or 43.6%, to $18.1 million for the nine months ended September 30, 2011, from $12.6 million for the nine months ended September 30, 2010. Interest income from average nonloan instruments decreased $106 thousand, or 9.5%, between periods, with $1.0 million for the first nine months of 2011 versus $1.1 million for the same period of 2010, reflecting the decreases in average yields on interest bearing deposits and investment securities despite the $9.5 million, or 16.4% overall increase in average nonloan instrument volume.

Interest Expense. The Company’s interest expense decreased $143 thousand, or 4.6%, to $3.0 million for the nine months ended September 30, 2011, from $3.1 million for the nine months ended September 30, 2010. The decrease was attributable to lower rates on all interest bearing liabilities except interest bearing checking accounts due to the acquisition of relationship accounts with the branch acquisitions even though average balances rose in all categories for the nine months ended September 30, 2011.

Interest expense on deposits decreased $130 thousand, or 5.7% to $2.1 million for the nine months ended September 30, 2011, from $2.3 million for the nine months ended September 30, 2010. Competition for deposits remained strong.

Union Bankshares, Inc. Page 37

Average interest bearing deposits for the nine months ended September 30, 2011 increased $37.0 million, or 11.9%, to $347.8 million, including an increase of $27.6 million attributable to the interest bearing deposits in the branches acquired on May 27, 2011, compared to average interest bearing deposits of $310.8 million for the same period last year. Average time deposits increased to $141.5 million for the nine months ended September 30, 2011, from $131.1 million for the nine months ended September 30, 2010, or an increase of $10.4 million, or 7.9%. The average time deposits in the branches acquired were $12.2 million for the nine months ended September 30, 2011. The average rate paid on time deposits during the first nine months of 2011 decreased 24 basis points, to 1.49% from 1.73% for the first nine months of 2010. The average balances for money market and savings accounts increased $18.0 million, or 15.1%, to $137.0 million for the nine months ended September 30, 2011, from $119.0 million for the nine months ended September 30, 2010. The average money market and savings accounts in the acquired branches were $8.8 million for the nine months ended September 30, 2011. The average rate paid on money market and savings accounts dropped from 0.53% to 0.43% for the nine months ended September 30, 2011. An $8.6 million, or 14.2%, increase in interest bearing checking accounts brought the average balance up to $69.4 million from $60.7 million between the two comparison periods. The average interest bearing checking accounts in the acquired branches were $6.6 million for the nine months ended September 30, 2011. The average rate paid on interest bearing checking accounts rose to 0.24% from 0.22% between periods due to the relationship accounts acquired.

Provision for Loan Losses. There was a $450 thousand loan loss provision for the nine months ended September 30, 2011 compared to a $380 thousand loan loss provision for the nine months ended September 30, 2010. Although improvement in travel and tourism industry sales has been reported during 2011 in comparison to 2010, the industry is just beginning to reach pre-recession levels and the impact of the decline in revenue during the last two years is still evident in the local market. Nonperforming loans increased by $943 thousand between September 30, 2010 and September 30, 2011, while loans specifically reserved for increased by approximately $2.3 million between periods. Between December 31, 2010 and September 30, 2011, nonperforming loans increased by $2.4 million and loans specifically reserved for increased approximately $3.4 million. The qualitative review of the allowance for loan losses during the first quarter 2011, resulted in the economic reserve factors assigned to the residential, junior lien and construction portfolios being increased by 5 basis points. The higher provision in the first nine months of 2011 was deemed appropriate by management in light of the increase in nonperforming loans and loans specifically reserved for, as well as the change in reserve factors, the change in the mix of the portfolio and the outlook for future economic conditions. For further details, see FINANCIAL CONDITION Allowance for Loan Losses and Asset Quality below.

Noninterest Income. The following table sets forth changes from the first nine months of 2010 to the first nine months of 2011 for components of noninterest income:

	For The Nine Months Ended September 30,
	2011	2010	$ Variance	% Variance
	(Dollars in thousands)
Trust income	$403	$343	$60	17.5
Service fees	3,206	3,004	202	6.7
Net gains on sales of loans held for sale	990	601	389	64.7
Other income	278	248	30	12.1
Subtotal	$4,877	$4,196	$681	16.2
Net gains on sales of investment securities available-for-sale	$183	$—	$183	—
Total noninterest income	$5,060	$4,196	$864	20.6

Noninterest income net of gains and losses on investment securities available-for-sale was $4.9 million, or 21.9%, of total income for the nine months ended September 30, 2011 versus $4.2 million, or 19.7%, of total income for the nine months ended September 30, 2010. This increase between years reflected the effect of higher income in all noninterest income categories.

Trust income. Trust income increased by $60 thousand, or 17.5%, between the nine months ended September 30, 2011 and September 30, 2010, as dollars in managed and nonmanaged fiduciary accounts grew between September 30, 2010 and 2011. Fees are normally charged on asset values.

Service fees. Service fees increased $202 thousand, or 6.7%, between the first nine months of 2010 and the first nine months of 2011. The increase was due in large part to the $199 thousand, or 20.0%, growth in debit card and ATM

Union Bankshares, Inc. Page 38

fees resulting from growth in the volume of electronic transactions. There was also an increase in loan servicing fees of $61 thousand, or 19.8%, between years due to the increased volume of residential mortgage loans serviced, as well as an increase in income from the merchant card program of $27 thousand, or 7.8%, as commercial customers’ electronic transactions increased. These increases were partially offset by the $103 thousand, or 9.7%, decrease in overdraft and service fee income on deposit accounts.

Net gains on sales of loans held for sale. Residential and commercial real estate loans totaling $50.3 million were sold for a net gain of $990 thousand during the first nine months of 2011, versus sales of $39.6 million for a net gain of $601 thousand during the first nine months of 2010. The volume of loans sold to mitigate low long-term mortgage rates continued to be high in 2011 as the new loan production office in Chittenden County and our branches continued to increase loans generated for sale and interest rates remained historically low.

Other income. Other income increased $30 thousand, or 12.1%. This was mainly due to income of $80 thousand recognized in the first nine months of 2011 from utilization of Vermont state tax credits compared to $26 thousand for the first nine months of 2010. This increase was partially offset by a $27 thousand reduction in net mortgage servicing rights recognized.

Net gains on sales of investment securities available-for-sale. Investment securities available-for-sale totaling $2.1 million were sold during the first nine months of 2011 for a net gain of $183 thousand. The main reasons for the sales were to take advantage of the available gains to offset penalties incurred when Union prepaid $2 million in long-term FHLB of Boston advances during the third quarter of 2011 and to cleanup tail pieces of mortgage backed securities during the second quarter of 2011.

Noninterest Expense. The following table sets forth changes from the first nine months of 2010 to the first nine months of 2011 for components of noninterest expense:

	For The Nine Months Ended September 30,
	2011	2010	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$5,722	$4,839	$883	18.2
Pension and employee benefits	2,386	2,133	253	11.9
Occupancy expense, net	827	701	126	18.0
Equipment expense	882	771	111	14.4
Branch acquisition expenses	407	—	407	—
Expenses of OREO and other assets owned, net	166	168	(2)	(1.2)
Vermont franchise tax	320	310	10	3.2
FDIC insurance assessment	296	372	(76)	(20.4)
Equity in losses of affordable housing investments	367	319	48	15.0
Amortization of core deposit intangible	57	—	57	—
Other expenses	3,304	2,678	626	23.4
Total noninterest expense	$14,734	$12,291	$2,443	19.9

Salaries and wages. The $883 thousand, or 18.2%, increase in 2011 over 2010 was due primarily to normal annual salary increases, the opening in August 2010 of a new loan production office in South Burlington, Vermont and the addition of branch staff at the three branches acquired in May 2011.

Pension and employee benefits. Expense for the defined benefit pension plan was $625 thousand for the first nine months of 2011 and $577 thousand for the first nine months of 2010, an increase of $48 thousand, or 8.3%. There was an increase of $82 thousand, or 9.1%, in the Company’s medical costs from $896 thousand for the first nine months of 2010, to $978 thousand for the first nine months of 2011, as the cost of the plan increased between years mainly due to more employees and family members participating in the plan in 2011, including some of the employees at the loan production office opened in August 2010, the employees at the three acquired branches and employees' children between the ages of 18 and 26 regardless of their student or marital status due to the federal health care reform law. Employer payroll taxes also increased for the nine months ended September 30, 2011 by $113 thousand to $527 thousand from $414 thousand for the nine months ended September 30, 2010 reflecting higher staffing levels

Union Bankshares, Inc. Page 39

and a resulting increase in salaries and wages, as well as an increase of $52 thousand in state and federal unemployment taxes.

Occupancy expense, net. The increase between years is mainly due to the addition of the leased space in August 2010 for the loan production office, the addition of three additional branches in May 2011 as well as higher fuel and utility costs.

Equipment expense. The increase between years is due to the increase in depreciation expense from $328 thousand for the first nine months of 2010 to $345 thousand for the first nine months of 2011, as well as increased costs from $418 thousand to $507 thousand for software licenses and hardware maintenance contracts.

Branch acquisition expenses. The branch acquisition expenses for the nine months ended September 30, 2011 are mainly legal, professional and marketing fees expended to facilitate the purchase of the three New Hampshire branches. There were also expenses incurred to replace customer checkbooks and branch supplies.

Expenses of OREO and other assets owned, net. Expenses for the nine months ended September 30, 2011 included $163 thousand in the write-down of value of four OREO properties to their fair market value less estimated costs to sell, while the expenses for the nine months ended September 30, 2010 only included write-downs of $4 thousand. The 2011 expenses are net of a recovery of $85 thousand during the third quarter of 2011.

FDIC insurance assessment: The decrease in assessment for the nine months ended September 30, 2011 was due to a change in the assessment formula which had been previously based on total deposits and effective April 1, 2011 was changed to a net assets base. This decrease was partially offset by the growth in net assets as a result of the branch acquisitions in May 2011.

Equity in losses of affordable housing investments. Union recorded new investments in limited partnerships in March and May of 2011 which has increased the expense for equity in losses. The increased expenses are offset on an after tax basis by the increased tax credits recorded which reduced income tax expense.

Amortization of core deposit intangible. As a result of the branch purchases in May 2011, a core deposit intangible of $1.7 million was recorded and is being amortized over the estimated 10 year average life of the core deposit base.

Other expenses. Outsourcing and improving the marketing function beginning in the third quarter of 2010 added $161 thousand in related expenses for the nine months ended September 30, 2011 over the nine months ended September 30, 2010. Upgraded data and phone communication lines in 2010 and 2011 along with the addition of three branches added $99 thousand in communication expenses. ATM and Debit Card expenses were also higher for the nine months ended September 30, 2011 by $120 thousand, as both customers and noncustomers increased their usage of these electronic forms of access to their funds. Professional fees for the first nine months of 2011 included $39 thousand for a consultant to review the Company's compensation package. Expenses of the Asset Management Group increased $38 thousand to $209 thousand for the nine months ended September 30, 2011 from $171 thousand for the nine months ended September 30, 2010 as the number of customers served continue to expand. The 2011 results included $177 thousand in prepayment penalties on the early payoff of FHLB of Boston advances while the 2010 results only included a prepayment penalty of $41 thousand. The prepayment penalties were offset by the Gain on sale of investment securities available-for-sale for the nine months ended September 30, 2011. Management believes that prepayment of the long-term advances will reduce future interest expense and reliance on borrowed funds at interest rates that were higher than currently available.

Income Tax Expense. The Company has provided for current and deferred federal income taxes for the nine months ended September 30, 2011 and 2010. The Company's provision for income taxes was $761 thousand for the nine months ended September 30, 2011, compared to $1.3 million for the same period in 2010. The Company’s effective tax rate decreased to 17.9% for the nine months ended September 30, 2011, from 23.5% for the same period in 2010 as tax exempt interest income increased to $926 thousand for the first nine months of 2011 versus $861 thousand for the first nine months of 2010 and tax credits recorded from investments in affordable housing projects increased to $318 thousand for the first nine months of 2011 versus $285 thousand for the first nine months of 2010, as well as a $43 thousand reduction in income tax expense related to the tax treatment of limited housing partnerships.

Union Bankshares, Inc. Page 40

FINANCIAL CONDITION

At September 30, 2011, the Company had total consolidated assets of $545.8 million, including gross loans and loans held for sale (“total loans”) of $428.9 million, deposits of $471.5 million and stockholders' equity of $42.6 million. The Company’s total assets increased $92.8 million, or 20.5%, to $545.8 million at September 30, 2011, from $453.0 million at December 31, 2010. A large portion of the increase was due to the acquisition of the three New Hampshire branches on May 27, 2011. Net loans and loans held for sale increased a total of $46.6 million, or 12.3%, to $424.9 million, or 77.8%, of total assets at September 30, 2011, including $30.0 million of loans at September 30, 2011 acquired with the branch acquisitions, compared to $378.3 million, or 83.5%, of total assets at December 31, 2010.

Deposits increased $94.9 million, or 25.2%, to $471.5 million at September 30, 2011, from $376.7 million at December 31, 2010, with total deposits in the acquired branches of $69.1 million, including $3.5 million of deposits linked to overnight collateralized repurchase sweeps. Noninterest bearing deposits increased $11.0 million, or 17.1%, from $64.5 million at December 31, 2010 to $75.5 million at September 30, 2011, including $4.1 million of noninterest bearing deposits in the branches acquired. Interest bearing deposits increased $58.9 million, or 32.7%, from $180.4 million at December 31, 2010 to $239.3 million at September 30, 2011, including $34.4 million of interest bearing deposits in the branches acquired. Time deposits increased $25.0 million, or 18.9%, from $131.7 million at December 31, 2010, to $156.7 million at September 30, 2011 including $27.1 million of time deposits in the branches acquired. (See average balances and rates in the Yields Earned and Rates Paid table on page 31.)

The continuing low interest rate environment and aggressive rate competition from in-market and out-of-market financial institutions makes deposit accounts increasingly hard to attract and retain. Noninterest bearing deposit account relationships are especially difficult to develop due to the customer's anticipated cost and inconvenience associated with new checks, debit cards, direct deposits and automated clearing house transaction changes. Therefore, the acquisition of the New Hampshire branches with total deposits of $67.0 million, including $3.5 million in noninterest bearing deposits, in markets contiguous to Union's, are viewed by management and the Board of Directors as a strong strategic move for the Company, increasing deposits and expanding the Company's New Hampshire market area. Total deposits and overnight collateralized repurchase sweeps at the acquired branches grew to $69.0 million at September 30, 2011.

Total borrowings decreased $3.0 million, or 10.2%, at September 30, 2011, from $29.0 million at December 31, 2010 to $26.0 million at September 30, 2011, mainly due to the prepayment of $2 million in long-term FHLB advances, the payoff of a $2 million short-term FHLB of Boston advance outstanding at December 31, 2010 and normal monthly payments on FHLB of Boston amortizing advances. These reductions were partially offset by the addition of $3.5 million in customer overnight collateralized repurchase sweeps at September 30, 2011. (See Borrowings on page 47.)

Total stockholders’ equity increased $870 thousand to $42.6 million at September 30, 2011 from $41.7 million at December 31, 2010. This increase reflects net income of $3.5 million for the first nine months of 2011, the issuance of 1,500 shares of common stock totaling $26 thousand due to the exercise of 1,500 incentive stock options, and the $696 thousand positive change in accumulated other comprehensive loss, less regular cash dividends paid of $3.3 million (See Capital Resources on page 51.)

Loans Held for Sale and Loan Portfolio. Total loans (including loans held for sale) increased $47.0 million, or 12.3%, to $428.9 million from $381.9 million at December 31, 2010. This increase is primarily the result of the branch acquisitions with the net carrying amount of the loans acquired representing $30.0 million of the total September 30, 2011 loan portfolio. At September 30, 2011, the Company’s $428.9 million total loan portfolio represented 78.6% of assets, up in dollars but down in percentage from $381.9 million, or 84.3% of assets at December 31, 2010 and up in dollars but down in percentage from $366.0 million, or 81.2% of assets at September 30, 2010. The Company’s loans primarily consist of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Real estate secured loans represented $359.9 million, or 83.9%, of total loans at September 30, 2011 and $323.8 million, or 84.8%, of total loans at December 31, 2010. While competition for good loans is strong, the Company has been able to originate loans to both current and new customers while maintaining credit quality. Consumer loan demand was steady during the first couple of months of 2011, slowed going into the second quarter of 2011 and picked back up later in the second quarter through the third quarter. Commercial and construction loan demand was modest during the first half of 2011 but showed improvement in the summer season and with the start of the fall foliage season. The improving economy, strong winter and summer tourism seasons and the drop and stabilization in the unemployment rates led management to be cautiously optimistic regarding future loan demand but increased inflation or interest rates may have a negative impact.

Union Bankshares, Inc. Page 41

The composition of the Company's loan portfolio as of September 30, 2011 and December 31, 2010 was as follows:

	September 30, 2011		December 31, 2010
Loan Type	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$143,304	33.4	$132,533	34.7
Construction real estate	30,006	7.0	18,578	4.9
Commercial real estate	182,368	42.5	167,056	43.7
Commercial	22,806	5.3	20,604	5.4
Consumer	6,129	1.5	6,046	1.6
Tax exempt loans	39,997	9.3	31,455	8.2
Loans held for sale	4,242	1.0	5,611	1.5
Total loans	428,852	100.0	381,883	100.0
Add/(Deduct):
Allowance for loan losses	(4,186)		(3,755)
Unamortized net loan costs	212		188
Net loans and loans held for sale	$424,878		$378,316

The Company originates and sells qualified residential mortgages to the secondary market, with most of this type of sales made to the Federal Home Loan Mortgage Corporation (FHLMC/“Freddie Mac”). At September 30, 2011, the Company serviced a $320.8 million residential real estate mortgage portfolio, of which $4.2 million is held for sale and approximately $173.3 million is serviced for unaffiliated third parties.

The Company chose to sell a substantial portion of qualified residential mortgage loans generated during the first nine months of 2011 to the secondary market in order to mitigate long-term interest rate risk and to generate fee income. The Company generally retains the servicing rights on sold residential mortgage loans. During the first quarter of 2011, the Company received approval to originate and sell Federal Housing Administration (FHA) and Veterans Administration (VA) residential mortgage loans. These loan products increase the Company's ability to serve the borrowing needs of residents in the communities we serve.

The Company also originates commercial real estate and commercial loans under various SBA, U.S. Department of Agriculture Rural Development and Vermont Economic Development Authority programs which provide a government agency guaranty for a portion of the loan amount. There was $3.6 million guaranteed under these various programs at September 30, 2011. The Company occasionally sells the guaranteed portion of the loan to other financial concerns and retains servicing rights, which generates fee income. The Company serviced $22.5 million of commercial and commercial real estate loans for unaffiliated third parties as of September 30, 2011. This includes $19.2 million of commercial, municipal, residential or commercial real estate loans the Company has participated out to other financial institutions, in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.

The Company capitalizes servicing rights for both residential mortgage and commercial loans sold with servicing retained. The Company recognizes gains and losses on the sale of the principal portion of these loans as they occur. The unamortized balance of servicing rights on loans sold with servicing retained was $737 thousand at September 30, 2011, with an estimated market value in excess of the carrying value as of such date.

There were $12.9 million of residential real estate loans pledged to secure municipal deposits above the FDIC insurance coverage level as of September 30, 2011. Qualified residential first mortgages held by Union and up to $25 million in qualified small business loans may also be pledged as collateral for borrowings from the FHLB of Boston under a blanket lien.

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

Union Bankshares, Inc. Page 42

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

The following table shows the composition of nonperforming assets at the dates indicated and trends of certain ratios monitored by Company's management in reviewing asset quality:

	September 30, 2011	December 31, 2010	September 30, 2010
	(Dollars in thousands)
Nonaccrual loans	$4,942	$2,792	$3,431
Accruing loans 90+ days delinquent	1,058	806	1,626
Total nonperforming loans	6,000	3,598	5,057
OREO	658	1,609	1,091
Total nonperforming assets	$6,658	$5,207	$6,148
Allowance for loan losses to loans not held for sale (1)	0.99%	1.00%	1.02%
Allowance for loan losses to nonperforming loans	69.77%	104.36%	73.11%
Nonperforming loans to total loans	1.40%	0.94%	1.38%
Nonperforming assets to total assets	1.22%	1.15%	1.36%
Delinquent loans (30 days to nonaccruing) to total loans	2.07%	3.43%	2.10%
Net charge-offs (annualized) to average loans not held for sale	0.01%	0.07%	0.07%
Loan loss provision to net charge-offs, year-to-date	2,368.42%	201.42%	215.91%
____________________

(1)
The net carrying amount of loans recorded at fair value from the branch acquisitions was $30.0 million of the September 30, 2011 loan portfolio. The allowance for loan losses to loans not purchased and not held for sale was 1.06% at September 30, 2011.

The level of nonaccrual loans increased $2.2 million, or 77.0%, since December 31, 2010, while accruing loans delinquent 90 days or more increased $252 thousand, or 31.3%, during the same time period and the percentage of nonperforming loans to total loans increased from 0.94% to 1.40%. Of the $2.4 million net increase in nonperforming loans between December 31, 2010 and September 30, 2011, the majority was attributable to three commercial real estate borrowers who were either current or less than 90 days delinquent as of December 31, 2010. The aggregate interest income not recognized on nonaccrual loans amounted to approximately $909 thousand and $727 thousand as of September 30, 2011 and 2010, respectively, and $677 thousand as of December 31, 2010.

At September 30, 2011, the Company had loans rated substandard that were on a performing status totaling $3.8 million, compared loans totaling $1.7 million at December 31, 2010. In management's view, such loans represent a higher degree of risk of becoming nonperforming loans in the future.

The Company’s management is focused on the impact that the prolonged recession may have on its borrowers and is closely monitoring industry and geographic concentrations for evidence of financial problems. Since the fourth quarter of 2007, residential real estate values have declined nationally with some other areas of the country experiencing significant weakening. While the recession impacted the region's housing market, it did not cause significant price declines. Sales of homes in Vermont and northwestern New Hampshire slowed considerably over the last three years along with housing permits but signs of improvement were seen during the summer season in the majority of our markets. The real estate market decline significantly contributed to the downturn in the general economy with unemployment rates and business failures rising nationwide. These conditions may cause borrowers who are current in their payments to experience deterioration in the value of their collateral and increase the potential of default if their income levels decline. Management continues to monitor the national, regional and local economic environment and its impact on unemployment, business failures and real estate values in the Company’s market area. The unemployment rate has started to stabilize in our market areas and in Vermont was at a 5.8% level for September 2011 as well as

Union Bankshares, Inc. Page 43

September 2010. New Hampshire was at 5.4% and 5.5% compared to the nationwide rate of 9.1% and 9.6% for the comparable periods.

Vermont and New Hampshire continue to have some of the lowest residential foreclosure rates in the United States. On occasion the Company acquires residential or commercial real estate properties through or in lieu of loan foreclosure. These properties are held for sale and are initially recorded as OREO at fair value less estimated selling costs at the date of the Company’s acquisition of the property, with fair value based on an appraisal for more significant properties and on a broker’s price opinion for minor properties. Holding costs and declines in fair value on properties acquired are expensed as incurred. Declines in fair value after acquisition of the property result in charges against income before tax, which totaled $17 thousand for the quarter ended and $163 thousand for the nine months ended September 30, 2011. This compares to a $4 thousand charge against income before tax for the quarter and nine months ended September 30, 2010. The Company evaluates each property at least quarterly for changes in the fair value. The Company had six residential, land development or commercial real estate properties for a total of $658 thousand classified as OREO at September 30, 2011, and one residential property has subsequently gone under contract to sell. This compares to a total of $1.6 million at December 31, 2010, representing three residential, one multi-family, two commercial and three construction/land development properties. There was a $64 thousand allowance for losses on OREO at September 30, 2011 and a $47 thousand allowance at December 31, 2010 which were netted out of the above values.

Further softening in the real estate market would make the potential to recover all principal and related costs for OREO properties uncertain.

Allowance for Loan Losses. Some of the Company’s loan customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge off a portion or all of the remaining principal balance due. The Company maintains an allowance for loan losses to absorb such losses. The allowance is maintained at a level believed, by management to be appropriate to absorb probable credit losses inherent in the loan portfolio; however, actual loan losses may vary from current estimates. The Company's policy and methodologies have not changed during 2011 and are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

Impaired loans also include restructured loans and were $2.8 million at September 30, 2011, with government guaranties of $110 thousand and a specific reserve amount allocated of $122 thousand which is estimated by management to be the Company’s loss exposure. This compares to impaired loans of $2.6 million at December 31, 2010, with government guaranties of $110 thousand and a specific reserve amount allocated of $83 thousand.

The Company’s loan portfolio balance not held for sale increased by $48.3 million, from $376.3 million at December 31, 2010 to $424.6 million at September 30, 2011. There was growth in almost all loan categories (see chart on page 42 for further details) during the first nine months of 2011, which was primarily attributable to the acquisition of the New Hampshire branches. The composition of the Company’s loan portfolio remained relatively unchanged from December 31, 2010, and there was no material change in the Company’s lending programs or terms for the three and nine month periods ended September 30, 2011.

Union Bankshares, Inc. Page 44

The following table reflects activity in the allowance for loan losses for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$4,060	$3,511	$3,755	$3,493
Charge-offs:
Real Estate:
Residential	(7)	—	(16)	(106)
Construction	(17)	—	(17)	—
Commercial	—	—	—	(78)
Commercial	(2)	(22)	(2)	(24)
Consumer and other	(7)	(2)	(21)	(11)
Total charge-offs	(33)	(24)	(56)	(219)
Recoveries:
Real Estate:
Residential	2	—	3	7
Commercial	5	3	10	14
Consumer and other	2	7	24	22
Total recoveries	9	10	37	43
Net recoveries (charge-offs)	(24)	(14)	(19)	(176)
Provision for loan losses	150	200	450	380
Balance at end of period	$4,186	$3,697	$4,186	$3,697

The following table (net of loans held for sale) shows the internal breakdown by risk component of the Company's allowance for loan losses and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

	September 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate
Residential	$1,209	33.7	$1,033	35.2
Commercial	2,172	45.4	2,117	47.3
Construction	394	7.1	240	4.9
Other Loans
Commercial	293	5.4	250	5.5
Consumer, municipal, other and unallocated	118	8.4	115	7.1
Total	$4,186	100.0	$3,755	100.0

Notwithstanding the categories shown in the table above, all funds in the allowance for loan losses are available to absorb loan losses in the portfolio, regardless of loan category or specific allocation.

Management of the Company believes, in its best estimate, that the allowance for loan losses at September 30, 2011, is appropriate to cover probable credit losses inherent in the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the allowance at September 30, 2011. In addition, our banking regulators, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. A large adjustment to the allowance for losses in future periods may require increased provisions to replenish the allowance, which could negatively affect earnings. While the Company recognizes that further economic slowdown or financial

Union Bankshares, Inc. Page 45

and credit market turmoil may adversely impact its borrowers' financial performance and ultimately their ability to repay their loans, management continues to be cautiously optimistic about the collectability of the Company's loan portfolio.

Investment Activities. At September 30, 2011, there was $5.0 million of investment securities classified as held-to-maturity and $36.3 million investment securities classified as available-for-sale, totaling $41.3 million, or 7.6%, of assets. The amount in investment securities increased $17.0 million, or 70.0%, from $24.3 million, or 5.4%, of assets at December 31, 2010 as deposits (including deposits acquired in the New Hampshire branches acquisition) exceeded loan demand. The Company has increased its investment portfolio as one method of reducing excess liquidity as a result of the branch acquisition. There was $6.0 million of investment securities pledged to secure various commercial, governmental, and municipal deposits or customer repurchase agreements as of September 30, 2011 and $1.5 million at December 31, 2010.

Net unrealized gains for the Company’s available-for-sale investment securities portfolio were $1.2 million as of September 30, 2011 versus net unrealized gains of $265 thousand as of December 31, 2010. Net unrealized gains of $775 thousand, net of income tax effect, were reflected in the Company’s accumulated other comprehensive loss component of stockholders’ equity at September 30, 2011. Deterioration in credit quality and/or current imbalances in liquidity that may exist in the financial marketplace might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as other than temporary in future periods, resulting in write-downs and charges to earnings.

Deposits. The following table shows information concerning the Company's average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the periods ended September 30, 2011 and December 31, 2010.

	Nine Months Ended September 30, 2011			Year ended December 31, 2010
	Average Amount	Percent of Total Deposits	Average Rate	Average Amount	Percent of Total Deposits	Average Rate
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$63,787	15.5	—	$55,829	15.1	—
Interest bearing checking accounts	69,362	16.9	0.24%	62,094	16.8	0.22%
Money Market accounts	83,306	20.2	0.53%	73,484	19.9	0.66%
Savings accounts	53,651	13.0	0.27%	46,985	12.8	0.30%
Total nontime deposits	270,106	65.6	0.28%	238,392	64.6	0.32%
Time deposits:
Less than $100,000	76,561	18.6	1.44%	71,205	19.3	1.67%
$100,000 and over	64,900	15.8	1.55%	59,179	16.1	1.73%
Total time deposits	141,461	34.4	1.49%	130,384	35.4	1.70%
Total deposits	$411,567	100.0	0.69%	$368,776	100.0	0.81%

The Company participates in the Certificate of Deposit Account Registry Service (CDARS) of Promontory Interfinancial Network, LLC, which permits the Company to offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants. Participants may also purchase deposits through CDARS. There were $6.8 million of time deposits of $250,000 or less on the balance sheet at September 30, 2011 and $9.8 million at December 31, 2010 which were exchanged with other CDARS participants and are therefore considered for certain regulatory purposes to be “brokered” deposits. The Company also participates in Promontory Interfinancial Network's Insured Cash Sweep (ICS) program. ICS is a service through which Union can offer its customers a savings product with access to multi-million dollar FDIC insurance while receiving reciprocal deposits from other banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of savings deposits through ICS in effect permits Union to retain the full amount of the customer's deposits on Union's balance sheet. There was $1.8 million in ICS money market deposits on the balance sheet at September 30, 2011 and none at December 31, 2010. None of the Company’s CDARS or ICS deposits, as of the respective balance sheet dates, represent purchased deposits as all such deposits were matched dollar for dollar with Union’s customer deposits which were placed in other participating financial institutions in order to provide those customers with full FDIC insurance coverage.

Union Bankshares, Inc. Page 46

The following table sets forth information regarding the Company’s time deposits in amounts of $100,000 and over at September 30, 2011 and December 31, 2010 that mature during the periods indicated:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Within 3 months	$11,876	$6,732
3 to 6 months	8,390	28,441
6 to 12 months	38,523	16,751
Over 12 months	14,450	10,986
	$73,239	$62,910

In total the Company’s time deposits in amounts of $100 thousand and over increased $10.3 million, or 16.4%, between December 31, 2010 and September 30, 2011. There was a change in each of the maturity time frames, especially the 3 to 6 months and the 6 to 12 months categories. In Vermont, the majority of the municipalities’ and school districts’ fiscal year ends are June 30, with most of their time deposits maturing on that date causing the majority of the swing between those two time periods.

Total deposits on average between the year ended December 31, 2010 and the nine months ended September 30, 2011 grew $42.8 million, or 11.6%, with growth in all categories. The average for the nine months ended September 30, 2011 of the deposits in the branches acquired on May 27, 2011 amounted to $29.3 million. All categories of deposits with the exception of time deposits grew in the the nine months ended September 30, 2011, exclusive of the deposits in acquired branches. Time deposits have trended towards very short duration or migrated to nontime deposits because of the low interest rate environment and the perceived customer desire to be in a position to take advantage of the inevitable rise in interest rates. Time deposits have decreased slightly and management believes that most of the funds have flowed into money market accounts where current interest rates are higher than on short-term certificates.

Part of the Dodd-Frank Act permanently raised FDIC deposit insurance coverage to $250 thousand per depositor per insured depository institution for each account ownership category. At September 30, 2011, the Company had deposit accounts with less than $250 thousand totaling $357.7 million, or 75.9% of its deposits, which now have permanent FDIC insurance protection. There is an additional $17.0 million in noninterest bearing or IOLTA deposit accounts greater than $250 thousand at September 30, 2011 with unlimited FDIC insurance until December 31, 2012. An additional $15.2 million of municipal deposits which are currently over the FDIC insurance coverage limit have been collateralized by Union under applicable state regulations by investment securities or loans.

Borrowings. Total borrowed funds at September 30, 2011 were $26.0 million compared to $29.0 million at December 31, 2010, a net decrease of $3.0 million, or 10.2%. Borrowings from the FHLB of Boston were $22.6 million at September 30, 2011, at a weighted average rate of 4.06%, and $29.0 million at December 31, 2010, at a weighted average rate of 4.15%. The decline in FHLB borrowings included the maturity of $2.0 million in short term funding at 0.23%, the maturity of a $1.7 million amortizing advance at 5.51%, and the prepayment of $2.0 million in advances with interest rates ranging from 3.19% to 4.67% that had maturity dates in 2013 through 2017 which resulted in a prepayment penalty for the three months ended September 30, 2011 of $177 thousand. The Company also made scheduled monthly payments on long-term FHLB of Boston amortizing advances of $722 thousand. In addition, the Company had overnight secured customer repurchase agreement sweeps at September 30, 2011 of $3.5 million and none at December 31, 2010. The Company had no overnight federal funds purchased or advances on its repurchase agreement line or at the Federal Reserve discount window on either September 30, 2011 or December 31, 2010.

OTHER FINANCIAL CONSIDERATIONS

Market Risk and Asset and Liability Management. Market risk is the potential of loss in a financial instrument arising from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices and equity prices. As of September 30, 2011, the Company did not have any market risk sensitive instruments acquired for trading purposes. The Company’s market risk arises primarily from interest rate risk inherent in its lending, investing, deposit taking and borrowing activities, as yields on assets change in a different time period or to a different extent from that of interest costs on liabilities. Many other factors also affect the Company’s exposure to changes in interest rates, such as national, regional and local economic and financial conditions, financial market conditions, legislative and regulatory actions, competitive pressures, customer preferences including loan prepayments and/or early withdrawal of time deposits, and historical pricing relationships. These factors and the Company's methodology to measure and manage these risks are discussed in greater detail in the Company's Annual Report on Form 10-K for the year ended December

Union Bankshares, Inc. Page 47

31, 2010 and have not changed during the nine months ended September 30, 2011.

As of September 30, 2011, $36.3 million, or 98.1%, of the investment portfolio was classified as available-for-sale and the modified duration was relatively short. The Company does not utilize any exotic derivative products or invest in any "high risk" instruments.

The Company’s interest rate sensitivity analysis (simulation) as of December 2010 for a flat rate environment (the prime rate at both December 31, 2010 and September 30, 2011 was 3.25%) projected the following for the nine months ended September 30, 2011, compared to the actual results:

	September 30, 2011
	Projected	Actual	Percentage Difference
	(Dollars in thousands)
Net Interest Income	$14,780	$14,371	(2.8)
Net Income	$3,962	$3,486	(12.0)
Return on Assets	1.16%	0.95%	(18.4)
Return on Equity	12.04%	11.17%	(7.2)

Actual net interest income is $14.4 million, $409 thousand or 2.8%, lower than projected as loan demand was not as strong as anticipated and interest rates on loans, investment securities and interest bearing deposits saw continued downward pressure due to market rate influences. In addition, the Company sold more qualified residential mortgage loans to the secondary market than planned to mitigate future interest rate risk since long-term rates dropped during the first nine months of 2011 after beginning to rise during the last 45 days of 2010.

Actual net income is lower than projected by $476 thousand and is due to changes in several components since the projections were performed. Among those are the lower net interest margin, $407 thousand in one-time expenses incurred year to date in 2011 for branch acquisitions and write-downs of $163 thousand on OREO properties due to subsequent reductions in their estimated fair market value. These negative variances were partially offset by a positive variance of $481 thousand in the net gain on sale of loans and a $89 thousand recovery received from an OREO property that was written down in a previous year.

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

The Company's maximum exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. For interest rate caps and floors written on adjustable-rate loans, the contractual or notional amounts do not represent the Company’s exposure to credit loss. The Company controls the risk of interest rate cap agreements through credit approvals, limits, and monitoring procedures. The Company generally requires collateral or other security to support financial instruments with credit risk.

Union Bankshares, Inc. Page 48

The following table details the contract or notional amount of financial instruments that represent credit risk at the dates indicated:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Commitments to originate loans	$19,369	$15,654
Unused lines of credit	54,396	44,720
Standby letters of credit	1,719	1,494
Credit card arrangements	794	838
FHLB of Boston MPF credit enhancement obligation, net	86	86
Commitment to purchase investment securities	2,500	—
Commitment to purchase FDIC insured certificates of deposit	498	—
Total	$79,362	$62,792

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

The Company did not hold or issue derivative or hedging instruments during the three and nine month periods ended September 30, 2011. The commitment to purchase investment securities and FDIC insured certificates of deposit reflects management's strategy to put funds to work that were in overnight deposit accounts at September 30, 2011.

The Company’s subsidiary bank is required (as are all banks) to maintain vault cash or a noninterest bearing reserve balance as established by Federal Reserve regulations. The Bank’s average total required reserve for the 14 day maintenance period including September 30, 2011 was $576 thousand and for December 31, 2010 was $360 thousand, both of which were satisfied by vault cash. The Company has also committed to maintain a noninterest bearing contracted clearing balance of $1.0 million at September 30, 2011 with the Federal Reserve Bank of Boston.

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

•
interest bearing checking, money markets and savings deposits, which do not have contractual maturities, reflect estimated levels of attrition, which are based on detailed studies by the Company of the sensitivity of each such category of deposit to changes in interest rates.

Union Bankshares, Inc. Page 49

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

The following table shows the Company's rate sensitivity analysis as of September 30, 2011:

	Cumulative repriced within
	3 Months or Less	4 to 12 Months	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
	(Dollars in thousands, by repricing date)
Interest sensitive assets:
Overnight deposits	$25,425	$—	$—	$—	$—	$25,425
Interest bearing deposits in banks	1,794	5,163	11,281	1,956	—	20,194
Investment securities (1)(3)	3,125	3,185	5,136	8,637	20,364	40,447
FHLB Stock	—	—	—	—	1,922	1,922
Loans and loans held for sale (2)(3)	163,895	69,891	68,336	57,307	69,635	429,064
Total interest sensitive assets	$194,239	$78,239	$84,753	$67,900	$91,921	$517,052
Interest sensitive liabilities:
Time deposits	$28,643	$83,759	$37,905	$6,394	$—	$156,701
Money markets	49,815	—	—	—	43,025	92,840
Regular savings	24,780	—	—	—	36,227	61,007
Interest bearing checking	48,867	—	—	—	36,582	85,449
Borrowed funds	3,670	650	6,316	5,130	10,251	26,017
Total interest sensitive liabilities	$155,775	$84,409	$44,221	$11,524	$126,085	$422,014
Net interest rate sensitivity gap	$38,464	$(6,170)	$40,532	$56,376	$(34,164)	$95,038
Cumulative net interest rate sensitivity gap	$38,464	$32,294	$72,826	$129,202	$95,038
Cumulative net interest rate sensitivity gap as a percentage of total assets	7.0%	5.9%	13.3%	23.7%	17.4%
Cumulative net interest rate sensitivity gap as a percentage of total interest sensitive assets	7.4%	6.2%	14.1%	25.0%	18.4%
Cumulative net interest rate sensitivity gap as a percentage of total interest sensitive liabilities	9.1%	7.7%	17.3%	30.6%	22.5%
____________________

(1)	Investment securities exclude marketable equity securities and mutual funds with a fair value of $700 thousand and $119 thousand, respectively, that may be sold by the Company at any time.

(2)	Balances shown include deferred unamortized loan costs of $212 thousand.

(3)	Estimated repayment assumptions considered in Asset/Liability model.

Liquidity. Managing liquidity risk is essential to maintaining both depositor confidence and earnings stability. Liquidity is a measurement of the Company’s ability to meet potential cash requirements, including ongoing commitments to fund deposit withdrawals, repay borrowings, fund investment and lending activities, and for other general business purposes. The Company’s principal sources of funds are deposits, amortization, prepayment and maturity of loans, securities, interest bearing deposits and other short-term investments, sales of securities and loans available-for-sale, earnings and funds provided from operations. Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities, reduces the Company’s exposure to rollover risk on deposits and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments, draws on unused lines of credit and requests for new loans. The Company’s strategy is to fund assets, to the maximum extent possible, with core deposits which provide a source of relatively stable and low-cost funds.

The acquisition of the three New Hampshire branches on May 27, 2011 brought in $67.0 million in total deposits, of which over 50% were in a market where Union was already present with the balance in two other local markets with communities similar to Union's existing markets. This purchase and assumption resulted in $29.6 million in cash inflow which has been invested in interest earning assets. Union has seen deposit growth in these three branches of $2.0 million, or 3.0%, by September 30, 2011.

Union Bankshares, Inc. Page 50

For the quarter ended September 30, 2011, the Company’s ratio of average loans to average deposits dropped to 91.0% compared to 97.1% for the quarter ended September 30, 2010, as the acquisition of the branches provided $32.9 million in loans but $67.0 million in deposits. Loan demand, exclusive of the loans obtained through the branch acquisitions, was stronger in the first nine months of 2011 than in the same period in 2010.

Union, the Company’s subsidiary, is a member of the FHLB of Boston, it had access to unused lines of credit up to $7.3 million at September 30, 2011 over and above the $22.6 million term advances already drawn on the lines, based on a FHLB of Boston estimate as of that date. With the purchase of required FHLB of Boston Class B common stock and evaluation by the FHLB of Boston of the underlying collateral available, line availability could rise to approximately $29.9 million. This line of credit can be used for either short-or-long-term liquidity or other needs. In addition to its borrowing arrangements with the FHLB of Boston, Union maintains a pre-approved Federal Funds $7.0 million line of credit with an upstream correspondent bank, a $15 million repurchase agreement line of credit and access to the Federal Reserve discount window, which would require pledging of qualified assets. There was no balance outstanding on the federal funds or repurchase agreement lines or at the discount window at September 30, 2011.

There were no purchased deposits through CDARS or ICS (or otherwise) at either September 30, 2011 or December 31, 2010, although Union had exchanged $8.6 million and $9.8 million of deposits, respectively, with other CDARS/ICS members at those dates.

The Company’s management monitors current and projected cash flows and adjusts positions as necessary to maintain adequate levels of liquidity. Although approximately 71.9% of the Company’s time deposits will mature within twelve months, that level is consistent with the preceding eighteen quarters, which ranged from 70.2% to 87.8%. The Federal Open Market Committee of the Federal Reserve has committed to keeping interest rates low until at least mid-2013. But, in the future, as interest rates rise, the increase in rates may lead to early redemptions by customers which will present its own liquidity issue which will have to be managed. Funds moving from FDIC insured deposits back into the financial market is also something that we monitor and can cause a liquidity concern.

A reduction in total deposits could be offset by purchases of federal funds, utilization of the repurchase agreement line of credit, utilization of the Federal Reserve discount window, purchases of brokered deposits such as one-way CDARS deposits, short-or-long-term FHLB borrowings, or liquidation of investment securities available-for-sale or loans held for sale. Such steps could result in an increase in the Company’s cost of funds or a decrease in the yield earned on assets and therefore adversely impact the net interest spread and margin. Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. However, any projections of future cash needs and flows are subject to substantial uncertainty. Customer behavior in the new branches acquired will continue to be closely monitored as the majority of these customers are new to Union Bank.

Capital Resources. Capital management is designed to maintain an optimum level of capital in a cost-effective structure that meets target regulatory ratios, supports management’s internal assessment of economic capital, funds the Company’s business strategies and builds long-term stockholder value. Dividends are generally in line with long-term trends in earnings per share and conservative earnings projections, while sufficient profits are retained to support anticipated business growth, fund strategic investments and provide continued support for deposits. The Company and its subsidiary continue to be considered well capitalized under the capital adequacy requirements to which they are subject. The Company continues to evaluate growth opportunities both through internal growth or potential acquisitions. The high dividend payouts and treasury stock purchases during the last few years, as well as the recent acquisition of the three New Hampshire branches reflect the Board’s desire to utilize our capital for the benefit of the stockholders.

The total dollar value of the Company’s stockholders’ equity at September 30, 2011 of $42.6 million was up $870 thousand from December 31, 2010 at $41.7 million, reflecting net income of $3.5 million for the first nine months of 2011, the issuance of 1,500 shares of common stock resulting from the exercise of 1,500 incentive stock options totaling $26 thousand, and a decrease of $696 thousand in accumulated other comprehensive loss, partially offset by the dividend payment of $3.3 million in the first nine months of 2011.

Union Bankshares, Inc. has 7,500,000 shares of $2.00 par value common stock authorized. As of September 30, 2011, the Company had 4,923,286 shares issued, of which 4,457,204 were outstanding and 466,082 were held in treasury.

On May 20, 2010, Union Bankshares, Inc. announced the adoption of a limited stock repurchase program to authorize

Union Bankshares, Inc. Page 51

the repurchase of up to 2,500 shares of its common stock each calendar quarter in open market purchases or privately negotiated transactions, as management may deem advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase authorization expires on December 31, 2011. The Company did not repurchase any shares during the first nine months of 2011.

The Company has reserved 50,000 shares of common stock for issuance under the 2008 Incentive Stock Option Plan of Union Bankshares, Inc. and Subsidiary. Options with respect to 1,500 shares of common stock were exercised during the first quarter of 2011. The stock to be issued upon exercise of options granted under this Plan consists of authorized but unissued shares of the common stock and/or shares held in treasury. As of September 30, 2011, there were 8,500 employee incentive stock options outstanding and exercisable under the Plan. There were also 3,000 incentive stock options granted during the second quarter of 2011 which will become exercisable in May 2012. As of September 30, 2011, there was $14 thousand of unrecognized compensation cost related to the nonvested share-based compensation arrangement granted under the Plan. Of the options that are currently exercisable under the Plan, 8,500 options were “in the money” at September 30, 2011. As of September 30, 2011, options for 5,000 shares granted under the Company’s previous incentive stock option plan were outstanding, vested and exercisable; however none of those options were “in the money” and none were exercised during the first nine months of 2011.

Union Bankshares, Inc. and Union are subject to various regulatory capital requirements administered by the federal banking agencies. Management believes that as of September 30, 2011, both companies met all capital adequacy requirements to which they are subject. As of September 30, 2011, the most recent calculation date, Union was categorized as well capitalized under the regulatory framework for prompt corrective action. The prompt corrective action capital category framework applies to FDIC insured depository institutions such as Union but does not apply directly to bank holding companies such as the Company. To be categorized as well capitalized, Union must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. As a bank holding company, the Company is subject to substantially similar capital adequacy requirements of the Federal Reserve Board. There are no conditions or events between September 30, 2011 and the date of this report that management believes have changed either company’s category.

	Actual		Minimum For Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk weighted assets
Union	$44,154	12.23%	$28,882	8.0%	$36,103	10.0%
Company	44,344	12.25%	28,959	8.0%	N/A	N/A
Tier I capital to risk weighted assets
Union	$39,968	11.07%	$14,442	4.0%	$21,663	6.0%
Company	40,158	11.10%	14,471	4.0%	N/A	N/A
Tier I capital to average assets
Union	$39,968	7.62%	$20,981	4.0%	$26,226	5.0%
Company	40,158	7.63%	21,053	4.0%	N/A	N/A

Capital ratios, while continuing to meet the regulatory guidelines for well capitalized, decreased as of September 30, 2011 due to the branch acquisitions in May 2011. The total risk based capital ratio for the Company at December 31, 2010 was 15.12% and had dropped to 12.25% at September 30, 2011 .

The Company remains focused on achieving its goals of long-term growth and an above-average shareholder return, while maintaining a strong capital position. Management is aware of the particular importance in today’s uncertain economic environment of maintaining strong capital reserves and planning for future capital needs. A quarterly cash dividend of $0.25 per share was declared to shareholders of record October 29, 2011, payable November 10, 2011. Dividends for each of the previous four quarters were $0.25 per share.

Regulatory Matters. The Company and Union are subject to periodic examinations by the various regulatory agencies.

Union Bankshares, Inc. Page 52

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Information called for by this item is incorporated by reference in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption OTHER FINANCIAL CONSIDERATIONS on pages 47-53.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2011. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.

Changes in Internal Controls over Financial Reporting. There was no change in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Union Bankshares, Inc. Page 53

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From January 1, 2011 to September 30, 2011, the only unregistered issuances of the Company's equity securities were pursuant to the exercise of incentive stock options by certain executive officers, resulting in the issuance of 1,500 shares of the Company's common stock. The shares were issued in reliance upon an exemption in section 4(2) of the Securities Act of 1933 for distributions not involving a public offering.

During the nine months ended September 30, 2011, Union Bankshares, Inc. did not repurchase any shares of its common stock.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the third quarters and nine months ended September 30, 2011 and 2010, (iii) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes, tagged as blocks of text.* **

____________________

*
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

Union Bankshares, Inc. Page 54

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Union Bankshares, Inc.

November 14, 2011	/s/ Kenneth D. Gibbons
Kenneth D. Gibbons
Chairman of the Board and Chief Executive Officer

November 14, 2011	/s/ Marsha A. Mongeon
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the third quarters and nine months ended September 30, 2011 and 2010, (iii) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes, tagged as blocks of text.* **

____________________

*
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

Union Bankshares, Inc. Page 55