Form 10-K
period 2011-12-31
UNION BANKSHARES INC
filed 2012-03-30
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2011	Commission file number	001-15985
UNION BANKSHARES, INC.

VERMONT	03-0283552
P.O. BOX 667
20 LOWER MAIN STREET
MORRISVILLE, VT 05661-0667
Registrant's telephone number:   802-888-6600
Former name, former address and former fiscal year, if changed since last report: Not applicable
Securities registered pursuant to section 12(b) of the Act:

Common Stock, $2.00 par value	The NASDAQ Stock Market LLC
(Title of class)	(Exchanges registered on)
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
Yes [ ]    No [X]
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
Yes [  ] No [X]
The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2011 was $62,443,485 based on the closing price on the NASDAQ Stock Market LLC on such date of $19.50 per share. For purposes of this calculation, all directors, executive officers, and named executives of the Registrant are assumed to be affiliates. Such assumption, however, shall not be deemed to be an admission of such status as to any such individual.
As of March 16, 2012 there were 4,456,504 shares of the Registrant's $2 par value common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Specifically designated portions of the following documents are incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

Document	Part
Annual Report to Shareholders for the year ended December 31, 2011	I, II
Proxy Statement for the 2012 Annual Meeting of Shareholders	III

UNION BANKSHARES, INC.

____________________

(a)
The information required by Part I, Item 2 and Part II, Items 5, 7, 7A, and 8 is incorporated herein by reference, in whole or in part, from the 2011 Annual Report to Shareholders. The incorporation by reference herein of portions of the 2011 Annual Report to Shareholders shall not be deemed to specifically incorporate by reference the information referred to in Item 201(e) of Regulation S-K.

(b)
The information required by Part III Items 10, 11, 12, 13 and 14 is incorporated herein by reference, in whole or in part, from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2012. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to specifically incorporate by reference the information referred to in Items 407(d)(1)-(3) and 407(e)(5) of Regulation S-K.

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

The Company's business is that of a community bank in the financial services industry. The Company has one definable business segment, Union Bank, which is a commercial bank operating in northern Vermont and northwestern New Hampshire. Union provides a full range of commercial and retail banking services. The purpose of Union is to make a profit for the Company while competitively serving the financial needs of the communities, the businesses, and the citizens within its service area.

On May 27, 2011, Union Bank completed its acquisition of three New Hampshire branch offices. In the transaction, Union assumed deposit relationships, performing loans, branch cash, two owned banking branches and leasehold rights to a third branch as well as certain other branch assets. The purchase of these branches has allowed Union to expand its New Hampshire market.

Union has 161 full time equivalent employees. Union employees are not represented by any collective bargaining group. A number of benefit programs are available to eligible employees. Management considers its employee relations to be satisfactory. The Company, itself, does not have any paid employees.

The Company's income is derived principally from interest and fees on loans and earnings on other investments. Its primary expenses arise from interest paid on deposits and borrowings, salaries and wages, pension and other employee benefits, and other general overhead expenses. Our profitability depends primarily on net interest income, which is the difference between interest and dividend income on interest-earning assets, and interest expense on interest-bearing liabilities. Interest-earning assets include loans, investment securities, and interest-earning deposits in banks. Net interest income is dependent upon the level of interest rates and the extent to which such rates change, as well as changes in the volume of various categories of assets and liabilities. Our profitability is also dependent on the level of noninterest income (primarily service fees and gains on sale of real estate loans), provision for loan losses, noninterest expenses, and income taxes. Our operations and profitability are subject to changes in interest rates, applicable statutes and regulations, general economic conditions, competitive environment as well as other factors beyond our control. The Company continues to reduce the impact of interest rate changes on its net interest income by shortening the term of its interest-earning assets to better match the terms of our interest-bearing liabilities and by continuing to sell long-term fixed rate loans. See Market Risk and Asset and Liability Management in Part II-Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”. The Company’s total assets increased $99.8 million, or 22.0%, to $552.8 million at December 31, 2011, from $453.0 million at December 31, 2010. Deposits increased $96.8 million, or 25.7%, to $473.4 million at December 31, 2011, from $376.7 million at December 31, 2010. A large portion of the increases were due to the acquisition of the three New Hampshire branches on May 27, 2011. For further details, please refer to the consolidated financial statements, footnotes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") contained in the Company's 2011 Annual Report to Shareholders, portions of which are filed as Exhibit 13.1 to this report and incorporated herein by reference.

Description of Services: The Company offers full retail and commercial banking services to its customers through its branches, ATMs, telebanking, and internet banking systems. The Company emphasizes providing retail banking services to individuals living within its market area and commercial banking services to small and medium-sized corporations, partnerships, and sole proprietorships, as well as nonprofit organizations, local municipalities and school districts. Management believes that relationship building and outstanding customer service, quality products and services, and cross-selling initiatives are all key elements to community banking. The Company's lending activities are targeted at increasing residential mortgage and construction loan originations, and expanding commercial and municipal lending, including the commercial real estate market. The Company works with customers, its business partners, and federal and state government agencies to design financing that best meets our customers' needs, which might include involvement of the Vermont or New Hampshire Housing Finance agencies, the Small Business Administration, the U.S. Department of Agriculture Rural Development Agency, the Vermont Economic Development Authority, the Federal Home Loan Bank of Boston ("FLHB of Boston") or Efficiency Vermont, to name a few. The Company utilizes its lending activities to develop broader customer relationships in areas served by its network of branches as a means to augment deposits. The Company produces loans for its portfolio as well as sells or participates out a portion of the loans produced to mitigate interest rate or credit risk.

The sale of long-term residential real estate loans has become a primary mechanism for managing interest rate risk as well income generation through the gain on sales of loans. For information on asset quality and the composition of the Company's loan portfolio by type of loan, including loans held for sale, see MD&A “Discussion of Financial Condition” contained in the Company's 2011 Annual Report to Shareholders, portions of which are filed as Exhibit 13.1 to this report and incorporated herein by reference.

The Company's retail loan portfolio consists primarily of residential mortgage loans, construction (B.U.I.L.D.) loans, home equity loans or lines of credit, traditional installment loans and personal lines of credit. During 2011, Union became authorized to generate Veteran Administration and Federal Housing Authority loans which provides potential customers other avenues for home financing. The Company's commercial loan portfolio consists of term loans, lines of credit, commercial construction loans and commercial and multi-family real estate loans provided to primarily locally based borrowers. The municipal loan portfolio consists of term loans and construction financing.

Other services or products offered to our customers include, but are not limited to, the following:

•	Commercial loans for business purposes to business owners and investors for plant and equipment, lines of credit, working capital, real estate renovation and other sound business purposes;

•	Commercial real estate loans on income producing properties, including commercial construction loans;

•	SBA guaranteed loans;

•	Online cash management services, including account reconciliation, credit card depository, Automated Clearing House origination, wire transfers and night depository;

•	Merchant credit card services for the deposit and immediate credit of sales drafts from retail merchants, restaurants, professionals and the local tourism industry;

•	Business checking accounts;

•	Other services based on the individual needs of the customer including standby letters of credit, travelers or bank checks and safe deposit boxes;

•	Automated Teller Machine (“ATM”) services;

•	Debit MasterCard and ATM cards;

•	Telephone and Internet banking services, including bill pay;

•	Home improvement loans and overdraft checking privileges against preauthorized lines of credit;

•	Retail depository services including personal checking accounts, NOW accounts, savings accounts, money market accounts, certificates of deposit, IRA/SEP/KEOGH accounts and Health Savings accounts;

•	Customer repurchase agreement sweeps; and

•	Trust and asset management services to individuals and organizations.

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

Consistent with the objective of the Company to serve the needs of individuals, businesses and others within the communities served, the Company seeks to concentrate its assets in loans. For the year ended December 31, 2011, the Company's rate of average loans to average deposits was 94.1%. To be consistent with the requirements of prudent banking practices, adequate levels of assets are invested in high-grade securities, FDIC insured certificates of deposits, or other prudent investment alternatives such as company-owned life insurance or investments in real estate limited partnerships for affordable housing. Deposits are the primary source of funds for use in lending, investing and for other general operating purposes. In addition we obtain funds from principal repayments, sales and prepayments of loans, securities and FDIC insured certificates of deposit. Other funding sources may include brokered deposits purchased through CDARS, borrowings from the FHLB of Boston, correspondent banks or the Federal Reserve discount window or utilization of a repurchase agreement line. For information on the composition of Union's investment portfolio by type and maturity as well as other sources of liquidity, see MD&A, “Discussion of Financial Condition” contained in the Company's 2011 Annual Report to Shareholders, portions of which are filed as Exhibit 13.1 to this report and incorporated herein by reference.

The risk of nonpayment (or deferred payment) of loans is inherent in commercial banking. The Company's marketing focus on individuals and small to medium sized businesses results in the assumption by it of certain lending risks. Management carefully evaluates all loan applications and attempts to minimize credit risk exposure by the use of uniform loan underwriting guidelines, and approval and monitoring procedures. However, there can be no assurance that such measures will entirely reduce such lending risks. For additional information about the risks inherent in the Company's business, see MD&A “Risk Factors” contained in the Company's 2011 Annual Report to Shareholders, portions of which are filed as Exhibit 13.1 to this report and incorporated herein by reference.

Source of Business: Management believes that the market segments targeted, individuals, small to medium sized businesses, and municipalities in the Company's market area, demand the convenience and personal service that a smaller, independent financial institution can offer. It is these themes of convenience and personal service that form the basis of the Company's business development strategies. At December 31, 2011, Union maintained 17 branch offices, a loan center and 34 ATMs, and also provided many of its services via the telephone and through its website, www.unionbankvt.com.

Management's operational strategy includes continued evaluation of growth opportunities and of changing market needs and the design and implementation of products and services to meet those needs, as well as the establishment and maintenance of infrastructure necessary to deliver those products and services effectively and efficiently. Measures taken by management in recent years to implement this approach have included expanding our market areas by opening a loan center in South Burlington, Vermont in 2010 which extended our service area to the largest metropolitan area in the state of Vermont, and gave us the expertise to become both an FHA and VA approved lender; and the acquisition of three branch offices and their related loans, deposits and employees in Groveton, Littleton and North Woodstock, New Hampshire. Management has also adopted a "working together" marketing concept that emphasizes the promotion and fostering of long-term relationships with our customers. As an extension of this initiative we have begun cable television advertising. This method of delivery allows us to specifically target our local markets and specific audiences.

Technology initiatives continued throughout 2011 with the completion of our internal data center backup site, the implementation of loan and deposit origination software which has automated our processes as well as increased processing speed, the implementation of a document imaging system which integrates with the loan and deposit origination software and will continue to enhance operational efficiencies when fully implemented. Also, in 2011 we implemented a reporting software that has facilitated the completion of required quarterly and annual documents.

Strategies for 2012 include continued penetration in our newer market areas including South Burlington, Vermont, and Groveton, Littleton, and North Woodstock, New Hampshire. This will be achieved by developing appropriate staffing levels including the addition of a commercial loan officer to service the northwestern New Hampshire market. Management will continue to pursue and enhance electronic banking options for customers, including a mobile banking application, automated clearing house ("ACH") origination, as well as continued enhancement of our existing electronic options. Management has undertaken a review of our current product offerings to ensure we are not only meeting the current needs of our customers for banking products and services, but also anticipating future needs based on their personal, professional and financial goals.

The Company seeks to capitalize upon the extensive business and personal contacts and relationships of its directors, Advisory Board members and officers to continue to develop the Company's customer base, as well as relying on director and Advisory Board referrals, officer-originated calling programs and customer and shareholder referrals.

Monitoring and management of credit and interest rate risk, given the current state of the financial markets and the economy, will continue as well as exploring expansion opportunities. The directors and management of the Company intend to continue to offer products and services that will allow the Company to manage responsibly the growth of its assets, while building and enhancing stockholder value and preserving Union Bank's image as a premier community bank in northern Vermont and northwestern New Hampshire.

Competition: The financial services industry is highly competitive. Union faces competition in attracting deposits and originating loans in northern Vermont and northwestern New Hampshire based upon a variety of factors including but not limited to:

•	interest rates offered on deposit accounts;

•	interest rates charged on loans;

•	service charges on loans, deposits and other products/services;

•	the quality of services rendered;

•	the types of products offered;

•	the convenience of banking facilities and other delivery channels; and

•	in the case of loans to larger commercial borrowers, relative lending limits.

The Company and Union face substantial competition for loans and deposits in their market area from local and regional commercial banks, savings banks, tax exempt credit unions, mortgage brokers, and financial services affiliates of bank holding companies, as well as from national financial service providers such as mutual funds, brokerage houses, insurance companies, consumer finance companies and internet banks. Within the Company's market area are branches of several commercial and savings banks that are substantially larger than the Company. Union focuses on its community banking niche and on providing convenient locations, hours and modes of delivery to provide superior customer service. We have seen over the last few years, a trend by customers to turn to local community banks to fulfill their financial needs with organizations and people they know and trust. We are hopeful that this trend will continue.

In order to compete with the larger financial institutions in its service area, Union capitalizes on the flexibility and local autonomy which is accorded by its independent status. This includes an emphasis on personal service, timely decision making, local promotional activity, and personal contacts and community service by Union's officers, directors and employees. The Company strives to educate the public about the strength of the Company, variety and flexibility of services offered, the relative strength of the local economy in light of national and global problems in the real estate and financial markets as well as financial knowledge. The Company also strives to educate future generations regarding financial stability through its "Save for Success" program for children.

The Company competes for checking, savings, money market accounts and other deposit accounts by offering customers competitive products and rates, personal service, local area expertise, convenient locations and access, and an array of financial services and products. Low interest rates and deposit “specials” offered by competitors as well as the variety of nonbanking investment avenues open to our customers and the public makes deposit growth challenging.

The competition in originating real estate and other loans comes principally from commercial banks, savings banks, mortgage banking companies and tax exempt credit unions. The Company competes for loan originations primarily through the interest rates and loan fees it charges, the types of loans it offers, and the efficiency and quality of services it provides. In addition to residential mortgage lending and municipal loans, the Company also emphasizes commercial real estate, construction, and both conventional and SBA guaranteed commercial lending. Factors that affect the Company's ability to compete for loans include general and local economic conditions, prevailing interest rates including the “prime” rate, and pricing volatility of the secondary loan markets. The Company promotes an increased level of personal service and expertise within the community to position itself as a lender to small to middle market business and residential customers, which tend to be under-served by larger institutions.

The Company competes for personal and institutional trust and asset management business with trust companies, commercial banks having trust departments, investment advisory firms, brokerage firms, mutual funds and insurance companies.

The competitive environment for financial institutions has undergone significant change in recent years (see “Financial Services Modernization” below). The restrictions placed on financial institutions resulting from the meltdown in the financial markets in late 2008 and the continuing economic recession have made community banking even more difficult. A community banking organization like Union Bankshares, which engages in traditional banking activities, differs markedly from the large international financial organizations that engage in risky financial activities and that may have a retail bank as part of their portfolio of companies. Many of the wide scale regulatory measures that have been implemented or proposed have not specifically targeted the abusers of the industry but have often been aimed at all “banks”. And, even if regulatory action is targeted to "large" banking organizations, competitive influences often impact community banks as well. Nevertheless, many measures have had, and will have, a negative impact on the Company's and its customers' operational and financial results. In addition, the failure of banks has detracted from the public's view of the banking industry as safe and sound. Fortunately, the majority of those failures have been in other geographic areas of the U.S. which have been more severely affected by the economic recession. The Company, its directors, officers and employees will continue to be active members of the communities we serve and live in.

Tax exempt credit unions have become an increasingly significant source of competition. Credit union common bond requirements and the definition of a credit union “member” have been interpreted liberally by federal and state credit union regulators while at the same time, the scope of products credit unions are permitted to offer has steadily expanded, resulting in greater penetration of this tax-advantaged segment of the financial services industry into traditional banking markets. In 2003, the SBA expanded the eligibility of certain lending programs to include all credit unions. During 2005, Vermont's credit union statute was comprehensively updated, granting state chartered credit unions significantly expanded powers to offer financial products and services beyond those traditionally offered by credit unions and in

2009 some credit unions were granted state wide access to customers (i.e. you live in the state of Vermont, you can be a member). During 2010, the credit union industry received taxpayer assistance to resolve insolvent multi billion-dollar corporate credit unions despite the fact that credit unions do not pay any federal or state income taxes. In addition, legislation has been introduced in Congress numerous times in the last few years to further expand the business lending authority of federally chartered credit unions. Credit unions are also not required to reinvest in their communities or to pay federal income taxes. Credit unions' exemption from community reinvestment requirements as well as from federal taxation has been a major factor in increasing their market share and business lending. As of December 31, 2010, the most recently available information, there were more than 27 state or federally chartered credit unions operating in Vermont. Community banks find it increasingly difficult to compete on this uneven playing field.

Competitive change is also occurring due to rapid technological advances which permit the delivery of financial products and services without the need of physical presence in the market area served and which also are likely to diminish the importance of traditional “bricks and mortar” in market presence and reduce the role of financial intermediaries, such as banks, in the transfer of funds between parties. As a result, the Company's future success will depend in part on its ability to address customers' needs by using technology to market and deliver its products and services.

Regulation and Supervision: The following discussion describes certain material elements of an extensive regulatory framework applicable to bank holding companies and their subsidiaries. It provides certain information specific to the Company. The Company and Union are required to file periodic reports and other information with various regulators concerning our activities, financial condition and results of operations in addition to obtaining regulatory approvals prior to entering into certain transactions. The regulatory framework is intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole, and not for the protection of security holders. This regulation and supervision establishes a comprehensive framework of activities in which a bank holding company or a bank can engage. This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to classification of assets and establishment of adequate credit loss reserves for regulatory purposes. To the extent that this information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions.

As a FDIC insured Vermont chartered commercial bank, Union is subject to regulation, examination, and supervision by the Vermont Department of Banking, Insurance, Securities and Health Care Administration ("BISHCA") and the FDIC. Regular examinations of Union by BISHCA and the FDIC include examination of the bank's financial condition and operations, including but not limited to its capital adequacy, loan reserves, loans, investments, earnings, interest rate risk, liquidity, compliance with laws and regulations, record of performance under the federal Community Reinvestment Act of 1977, as amended (“CRA”) as well as under the Bank Secrecy Act, trust operations and the performance of its management. The prior approval of the FDIC and BISHCA is required, among other things, for Union to establish or relocate a branch office, assume deposits or engage in any merger, consolidation, purchase or sale of all or substantially all of the assets of any bank.

In addition the Company, as a registered one bank holding company, is subject to regulation, examination and supervision by the Federal Reserve Board ("FRB"). Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), the FRB may directly examine subsidiaries of a bank holding company, including Union.

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

Federal Reserve Board Policies and Reserve Requirements. The monetary policies and regulations of the FRB have had a significant effect on the operating results of banks in the past and are expected to continue to do so in the future. FRB policies affect the levels of bank earnings on loans and investments and the levels of interest paid on bank deposits through the Federal Reserve System's open-market operations in United States government securities, regulation of the discount rate and terms on bank borrowings from Federal Reserve Banks and regulation of nonearning reserve requirements. Regulation D promulgated by the FRB requires all depository institutions to maintain reserves against their transaction accounts (generally, demand deposits, NOW accounts and certain other types of accounts that permit payments or transfers to third parties) and nonpersonal nontime deposits (generally, money market deposit accounts or other savings deposits held by corporations or other depositors that are not natural persons, and certain types of time deposits), subject to certain exemptions. As of December 31, 2011, Union's reserve requirement was approximately $546 thousand which was satisfied by vault cash.

Bank Holding Company Acquisitions and Activities. As a bank holding company, the Company is subject to supervision and regulation by the FRB under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). Under the BHC Act, the activities of bank holding companies, such as Union Bankshares Inc., and those of companies that they control, such as Union, or in which they hold more than 5% of the voting stock, are limited to banking, managing or controlling banks, furnishing services to or performing services for their subsidiaries, or certain activities that the FRB has determined to be so closely related to banking, managing or controlling banks as to be a proper incident thereto. In making such determinations, the FRB is required to weigh the expected benefit to the public, including such factors as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interests or unsafe or unsound banking practicies. As described below, a bank holding company that has elected to become a "financial holding company" under the federal Gramm-Leach-Bliley Financial Modernization Act of 1999 ("GLB Act") may engage in certain additional activities. Bank holding companies such as Union Bankshares Inc. that have not elected to become financial holding companies, are generally required to obtain prior approval of the FRB to engage in any new activity or to acquire more than 5% of any class of voting stock of any bank or other company. Satisfactory capital ratios, CRA ratings and anti-money laundering policies are generally prerequisites to obtaining Federal regulatory approval to make acquisitions.

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

Financial Services Modernization. The GLB Act permits eligible bank holding companies to elect to become financial holding companies and thereby engage in a broader range of financial and other activities than is permitted to bank holding companies generally. Under the GLB Act, a financial holding company may engage in activities that are not traditionally encompassed within the business of banking but that are "financial in nature," including securities underwriting, dealing and market making, sponsoring mutual funds and investment companies, insurance (both underwriting and agency), merchant banking and additional activities that the FRB, in consultation with the Secretary of the Treasury, determines to be financial in nature, or incidentalor complementary to such financial activities, provided that such activities do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. Under the Dodd-Frank Act, however, a bank holding company and its affiliates are prohibited from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain circumstances. The GLB Act effectively permits the integration, under a financial holding company umbrella, of firms engaged in banking, insurance and securities activities, and preempts state laws that purport to limit or prohibit such affiliations. No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in permitted activities.

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

Interstate Banking. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 authorized an adequately capitalized and managed bank holding company to acquire banks based outside its home state, generally without regard to whether the state's law would permit the acquisition, and also authorized banks to merge across state lines thereby creating interstate branches. In addition, this Act authorized banks to acquire existing interstate branches (short of merger) or to establish new interstate branches. States were given the right, exercisable before June 1, 1997, to prohibit altogether or impose certain limitations on interstate mergers and the acquisition or establishment of interstate branches. The Dodd-Frank Act removed remaining state law impediments to de novo interstate branching. Although interstate banking and branching may result in increased competitive pressures in the markets in which the Company operates, interstate branching may also present competitive opportunities for locally-owned and managed banks, such as Union, that are familiar with the local markets and that emphasize personal service and prompt, local decision-making. The ability to branch interstate has also benefited Union, as it permitted the expansion of its banking operations into New Hampshire, with the conversion of its loan production office in Littleton to a full service branch in March of 2006, followed by the May 2011 acquisition of three additional New Hampshire branches.

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

Bank Laws and Regulations. The various laws and regulations applicable to Union that are administered by the FDIC and BISCHA affect Union's corporate practices, such as payment of dividends, incurring of debt and acquisition of financial institutions and other companies. These laws also affect its business practices, such as payment of interest on deposits, guidelines on concentrations in commercial real estate lending, limitations on loans to one borrower, the charging of interest on loans, privacy issues and the location of offices. If, as a result of an examination of the Bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, interest rate risk, liquidity, or other aspects of the Bank's operations are unsatisfactory, or that the Bank or its management is violating or has violated any laws or regulations, various remedies are available to the FDIC. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the Bank's deposit insurance. BISHCA has many of the same remedial powers. There are no outstanding regulatory orders resulting from regulatory examinations of the Company or Union.

Dividend Limitations. As a holding company, the Company's ability to pay dividends to its stockholders is largely dependent on the ability of its subsidiary to pay dividends to it. Payment of dividends by Vermont-chartered banks, such as Union, is subject to applicable state and federal laws. Under Vermont banking laws, a Vermont-chartered bank may not authorize dividends or other distributions which would reduce the bank's capital below the amount of capital required in the bank's Certificate of General Good or under any capital or surplus standards established by the Vermont Banking Commissioner. Union does not have any capital restrictions in its Certificate of General Good and, to date, the Vermont Banking Commissioner has not adopted capital or surplus standards. Nevertheless, the capital standards established by the FDIC, described below under "Capital Requirements," apply to Union, and the capital standards of the FRB apply to the Company on a consolidated basis. In addition, the FRB, the FDIC and the Vermont Banking Commissioner are authorized under applicable federal and state laws to prohibit payment of dividends that are determined to be an unsafe or unsound practice. Payment of dividends that significantly deplete the capital of a bank or a bank holding company, or render it illiquid, could be found to be an unsafe or unsound practice.

Loans to Related Parties. The Company's and Union's authority to extend credit to their directors, executive officers and stockholders of 10 or more percent, as well as to entities controlled by such persons, is currently governed by the requirements of the Federal Reserve Act and Regulation O of the FRB thereunder. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based in part, on the amount of the bank's capital. Under NASDAQ guidelines, any related party transaction, including a loan, must be reviewed by the Company's Audit Committee. In addition, under the federal Sarbanes-Oxley Act of 2002 (discussed below), the Company, itself, may not extend or arrange for any personal loans to its directors and executive officers. The Company has a Related Persons Transactions Approval Policy administered by the Company's Board of Directors which incorporates applicable regulatory guidelines and requirements.

The Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank Act of 2010 resulted in dramatic changes across the financial regulatory system, some of which became effective immediately, some effective in 2011 and some of which will not become effective until various future dates. Implementation of the Dodd-Frank Act will require many new rules to be adopted by various federal regulatory agencies over the next several years. Uncertainty remains until final rules are complete as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact either on the financial services industry as a whole or on the Company's business, results of operations, and financial condition. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits and place limitations on certain revenues those deposits may generate. The Dodd-Frank Act includes provisions that, among other things:

•
Centralize responsibility for consumer financial protection by creating a new agency, the Bureau of Consumer Financial Protection, responsible for implementing, examining and enforcing compliance with federal consumer financial laws;

•
Create the Financial Stability Oversight Council that will recommend to the FRB increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity;

•
Provide mortgage reform provisions regarding a customer's ability to repay, restricting variable-rate lending by requiring that the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures and certain other revisions;

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, which apply to all public companies, not just financial institutions;

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts; and

•
Amend the Electronic Fund Transfer Act ("EFTA") to, among other things, give the FRB the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

While this legislation is focused principally on changes to the financial regulatory system, several corporate governance, disclosure and compensation provisions of the Dodd-Frank Act target public companies. The corporate governance, disclosure and compensation provisions include:

•
A requirement that public companies solicit an advisory vote on executive compensation ("Say-on-Pay"), an advisory vote on the frequency of Say-on-Pay votes and, in the event of a merger or other extraordinary transaction, an advisory vote on certain "golden parachute" payments;

•	Requirements that the SEC adopt rules directing the securities exchanges to adopt listing standards with respect to compensation committee independence and the use of consultants;

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

The SEC and stock exchanges are working to adopt a number of new rules and standards in order to implement the requirements of the Dodd-Frank Act. As a smaller reporting company, the Company qualifies for delayed applicability of some of the new corporate governance requirements, such as the Say-on-Pay provision.

Capital Adequacy Guidelines. The FRB, the FDIC and other federal banking regulators have issued substantially similar risk based and leverage capital guidelines for United States banking organizations. Those regulatory agencies are also authorized to require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The FRB's risk based capital guidelines define a three-tier capital framework and specify three relevant capital ratios: Tier 1 Capital Ratio, a Total Capital Ratio and a Leverage Ratio. Tier 1 Capital consists of common and qualifying preferred shareholders' equity, plus or minus goodwill, core deposit intangible and certain other intangibles and adjustments. Certain hybrid securities, such as trust preferred securities, issued after May 19, 2010, do not count as Tier 1 capital. The Company has not issued any trust preferred or other hybrid securities. The remainder (Tier 2 and Tier 3 Capital) consists of subordinate and other qualifying debt, preferred stock that does not qualify as Tier 1 Capital, and the allowance for credit losses up to 1.25% of risk weighted assets. The Dodd-Frank Act requires the FRB to establish minimum risk based capital requirements that may not be lower than those in effect on July 21, 2010.

The sum of Tier 1, Tier 2 and Tier 3 Capital, less investments in unconsolidated subsidiaries, represents qualifying “Total Capital,” at least 50% of which must consist of Tier 1 Capital. Risk based capital ratios are calculated by dividing Tier 1 Capital and Total Capital by risk weighted assets. Assets and off-balance-sheet exposures are assigned to one of four categories or risk weights, based primarily on relative credit risk. The minimum Tier 1 Capital Ratio is 4% and the minimum Total Capital Ratio is 8%. The Leverage Ratio is determined by dividing Tier 1 Capital by adjusted average total assets. Although the minimum Leverage Ratio is 3%, most banking organizations (including us) are required to maintain Leverage Ratios of at least 4%. A financial institution's failure to meet minimum regulatory capital standards can lead to other penalties, including termination of deposit insurance or appointment of a conservator or receiver for the financial institution. Risk based capital ratios are the primary measure of regulatory capital presently applicable to bank holding companies. Risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure and to minimize disincentives for holding liquid assets.

Federal bank regulatory agencies require banking organizations that engage in significant trading activity to calculate a capital charge for market risk. Significant trading activity means trading activity of at least 10% of total assets or $1 billion, whichever is smaller, calculated on a consolidated basis for bank holding companies. Federal bank regulators may apply the market risk measure to other bank holding companies, as the agency deems necessary or appropriate for safe and sound banking practices. Each agency may exclude organizations that it supervises that otherwise meet the criteria under certain circumstances. The market risk charge will be included in the calculation of an organization's risk based capital ratio. Neither the Company nor Union is currently subject to this special capital charge.

FRB policy provides that banking organizations generally, and, in particular, those that are experiencing rapid internal growth or actively making acquisitions, will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets, such as goodwill. Furthermore, the capital guidelines indicate that the FRB will continue to consider a “Tangible Tier 1 Leverage Ratio” in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is calculated by dividing a banking organization's Tier 1 Capital less all intangible assets by its total consolidated quarterly average assets less all intangible assets. The FRB's capital adequacy guidelines generally provide that bank holding companies with a ratio of intangible assets to tangible Tier 1 Capital in excess of 25% will be subject to close scrutiny for certain purposes, including the FRB's evaluation of acquisition proposals. The Company has $3.8 million of intangibles in its capital base at December 31, 2011 resulting from the acquisition of the three New Hampshire branches. The Company calculates it's Tangible Tier 1 Leverage Ratio as of December 31, 2011 to be 8.1%.

In September 2009, the U.S. Treasury issued a policy statement (“the Treasury Policy Statement”) entitled “Principles for Reforming the U.S. and International Regulatory Capital Framework for Banking Firms”. The Treasury Policy

Statement was developed in consultation with federal banking regulatory agencies and contemplates changes to the existing regulatory capital regime and affects all regulated banking organizations and other systemically important institutions. The Treasury Policy Statement calls for, among other things, higher and stronger capital requirements for all banking firms. The Treasury Policy Statement suggested that changes to the regulatory capital framework be phased in over a period of several years. The recommended schedule provided for a comprehensive international agreement by December 31, 2010, with the implementation of reforms by December 31, 2012. The Basel III Capital Framework agreement was published in December 2010 but it has not yet been adopted by the FRB. The Basel III Capital Framework increases the minimum capital levels phased in from 2013 to 2019, creates a capital conservation buffer, refines the definition of components of a company's capital, implements increased capital requirements for trading book exposures and counterparty credit exposures, introduces new liquidity risk ratios and creates a new countercyclical capital buffer. The Company's ratios are well over the new minimums plus the buffer at December 31, 2011. The new liquidity risk ratios have yet to be defined but are anticipated to be similar to internal ratios already utilized by the Company in its internal Asset/Liability Management processes. When Basel III is adopted in the U.S., it may be with some modifications or adjustments.

At December 31, 2011, the Company's consolidated Tier I and Total Risk Based Capital Ratios were 11.0% and 12.2% respectively, and its Leverage Capital Ratio was 7.5%, and it is considered well capitalized under the above regulatory guidelines. As of December 31, 2011, our capital ratios were more than sufficient to satisfy those anticipated increases resulting from the published Basel III Capital Framework. However, an increase in the amount of capital that the Company or Union must maintain in order to support a given level of assets would reduce the amount of leverage that our capital could support. This might adversely affect our ability to increase our level of interest earning assets or to allocate those assets in the best manner to generate interest income.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and required the respective federal banking agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An “undercapitalized” bank must develop a capital restoration plan and its parent holding company must guarantee that bank's compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the bank's assets at the time it became undercapitalized or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors. In addition, FDICIA requires the various federal banking agencies to prescribe certain noncapital standards for safety and soundness related generally to operations and management, asset quality and executive compensation, and permits regulatory action against a financial institution that does not meet such standards.

The various federal banking agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the Tier 1 Capital, Total Capital and Leverage Ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under current regulations, a “well capitalized” institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. An “adequately capitalized” institution must have a Tier 1 capital ratio of at least 4%, a total capital ratio of at least 8% and a leverage ratio of at least 4%, or 3% in some cases.

At December 31, 2011, Union's Tier 1 and Total Risk Based Capital Ratios were 11.0% and 12.2%, respectively, its Leverage Capital Ratio was 7.5% and it was considered well capitalized under the Prompt Corrective Action capital standards. Union is not aware of any development since December 31, 2011 that would change its regulatory capital category.

Safety and Soundness Standard. FDICIA, as amended, directs each Federal banking agency to prescribe safety and soundness standards for depository institutions relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, asset quality, earnings and stock valuation. The Community Development and Regulatory Improvement Act of 1994 amended FDICIA by allowing Federal banking regulators to publish guidelines rather than regulations concerning safety and soundness.

FDICIA also contains a variety of other provisions that may affect Union's operations, including reporting requirements, regulatory guidelines for real estate lending, “truth in savings” disclosure provisions, and the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch.

Community Reinvestment Act. Union is subject to the federal CRA, which requires banks to demonstrate their commitment to serving the credit needs of low and moderate income residents of their communities. Union participates in a variety of direct and indirect lending programs and other investments for the benefit of the low and moderate income residents in the local communities. The FDIC conducts examinations of insured banks' compliance with CRA requirements and rates institutions as "Outstanding," "Satisfactory," "Needs to Improve," and "Substantial NonCompliance." Failure of an institution to receive at least a "Satisfactory" CRA rating could adversely affect its ability to undertake certain activities, such as acquisitions of other financial institutions, which require regulatory approval based, in part, on the institution's record of CRA compliance. In addition, failure of a bank subsidiary to receive at least a "Satisfactory" rating would disqualify a bank holding company from eligibility to become or remain a financial holding company under the GLB Act. (See "Financial Modernization" above.) At its 2010 CRA compliance examination by the FDIC, Union again received a rating of “Outstanding.”

Home Mortgage Disclosure Act (“HMDA”). HMDA makes information available to the public that helps to show whether financial institutions are serving the housing credit needs of their neighborhoods and communities. The Act requires institutions to gather and compile data about loan applications for home purchase, home improvement and refinances where the old loan and the new loan are secured by a dwelling. The Dodd-Frank Act requires additional information be gathered and compiled but new regulations have not yet been promulgated. The information must be compiled each calendar year on a Loan/Application Register, sent to the FDIC by March 1st of the following year and made available to the public no later than March 31st. The Federal Financial Institutions Examinations Council prepares and sends to each reporting institution a series of tables that comprise the disclosure statement for the institution. HMDA applies to financial institutions that have their main office or any branch in a Metropolitan Statistical Area.

Concentrated Commercial Real Estate Lending Regulations. The federal banking agencies, including the FDIC, have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of the total capital or (ii) total reported loans secured by multifamily and nonfarm residential properties and loans for construction, land development, and other land represent 300% or more of total capital and the bank's commercial real estate loan portfolio has increased 50% or more during the prior 36 months ("high level indicators"). Owner occupied loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address the following key elements: board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending.

The commercial loan portfolio did not exceed both high level indicators designated by the federal banking agencies at December 31, 2011, however the Bank exceeded both high level indicators at September 30, 2011, due in part to the acquisition of the three New Hampshired branches in May 2011, which increased commercial real estate loans and decreased regulatory capital due to the ineligible goodwill and core deposit intangible assets acquired. Management reviews its concentrations quarterly and annually prepares a more in depth assessment and strategy to manage commercial real estate concentrations.

Deposit Insurance. As a member of the FDIC, the deposits of Union are permanently insured under the Deposit Insurance Fund (“DIF”) maintained by the FDIC up to $250,000 per ownership category. Noninterest bearing transaction and IOLTA accounts have unlimited FDIC insurance coverage until December 31, 2012 and further extension of this unlimited coverage is being reviewed by the regulators. These substantive changes made in 2010 for insurance coverage were designed to bolster consumer confidence in the safety of their money in banks and in the strength of the banking system.

Under applicable federal laws and regulations, deposit insurance premium assessments to the DIF are based on a supervisory risk rating system, with the most favorably rated institutions paying the lowest premiums. Under this assessment system, risk is defined and measured using an institution's supervisory ratings, combined with certain other risk measures, including certain financial ratios and long-term debt issuer ratings. The DIF was created by the merger of the Bank Insurance Fund (“BIF”) and Savings Association Insurance Fund (“SAIF”) provided for in the Federal Deposit Insurance Reform Act of 2005, as enacted in February 2006.

On February 7, 2011, the FDIC insurance assessment base was changed from average total deposits to average total assets minus average tangible equity which became effective April 1, 2011 and will most likely result in lower future assessments for community banking institutions such as Union. The FDIC has the discretion to price deposit insurance according to risk for all insured institutions regardless of the level of their reserve ratio so future costs to the Company are undeterminable.

For the year ended December 31, 2010, the Bank's total FDIC insurance assessment expense was $499 thousand. With the April 2011 changes to the FDIC insurance assessment base discussed above, the Bank' FDIC assessment expense for 2011 declined to $376 thousand. The positive 2011 impact of the change in the FDIC insurance assessment base was offset by the expense recognized from the growth in Union net assets, including the growth resulting from the purchase of the three New Hampshire branches in May 2011. During 2012 the Company will benefit from a full year of the change in the assessment base. At December 31, 2011 a noninterest earning asset of $907 thousand for prepaid FDIC insurance remained for Union resulting from the FDIC imposed prepayment requirement of December 31, 2009.

Brokered Deposits. FDICIA restricts the ability of an FDIC insured bank to accept brokered deposits unless it is a well capitalized institution under FDICIA's prompt corrective action guidelines. Union accepts brokered time and money market deposits through its membership with the Promontory Interfinancial Network in CDARS and ICS, respectively.

Consumer Protection Laws. In connection with its lending activities, Union is subject to a variety of federal and state laws designed to protect borrowers and to promote lending to various sectors of the economy and population. In addition to the provisions of the CRA and the HMDA (both discussed above), Union is subject to, among other laws, the federal Real Estate Settlement Procedures Act, the federal Truth in Lending Act, the federal Fair Housing Act, the federal Home Ownership Protection Act, the federal and Vermont Equal Credit Opportunity Acts, the federal Bankruptcy Abuse Prevention and Consumer Protection Act, and the federal and Vermont Fair Credit Reporting Acts. The Bank is also subject to laws and regulations to protect consumers in connection with their deposit or electronic transactions. These laws including the Truth in Savings Act, the Electronic Funds Transfer Act and the Expedited Funds Availability Act include provisions mandating uniform disclosures to depositors with respect to rates of interest, fees, electronic fund transfers and other terms of consumer deposit accounts, and requiring banks to disclose their policy on the availability of deposited funds. Union must comply with applicable provisions of all the consumer protection laws and regulations as part of its ongoing customer relations. BISCHA has the authority to enforce directly certain of these federal statutes.

Union is subject to the provisions of Title V of the GLB Act, which requires it to annually notify consumer customers of its information collection and sharing practices and restricts those practices in certain respects. In addition, Union is subject to similar but more restrictive requirements of BISCHA. Generally those Vermont requirements prohibit the disclosure of consumer information to nonaffiliated third parties without the express written consent of the consumer, except for disclosures permitted under specified regulatory exceptions.

In connection with its New Hampshire branches, Union is subject to certain consumer protection laws of New Hampshire and to limited oversight by the New Hampshire Commissioner of Banks.

The new federal Consumer Financial Protection Bureau ("CFPB") established in late 2010 pursuant to the Dodd-Frank Act has the responsibility for making rules and regulations under the federal consumer protection laws relating to financial products and services. The CFPB also has a broad mandate to prohibit unfair or deceptive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. The CFPB may lead to conflicting regulatory guidance for community banks versus banks with assets in excess of $10 billion and increase regulatory costs and burdens.

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

The due diligence requirements issued by the Department of Treasury require minimum standards to verify customer identity and maintain accurate records, encourage information sharing cooperation among financial institutions, federal banking agencies and law enforcement authorities regarding possible money laundering or terrorist activities, prohibit the anonymous use of “concentration accounts” and require all covered financial institutions to have in place an anti-money laundering compliance program. In addition, the USA Patriot Act amended certain provisions of the federal Right to Financial Privacy Act to facilitate the access of law enforcement to bank customer records in connection with investigating international terrorism.

The USA Patriot Act also amends the BHC Act and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution's anti-money laundering program when reviewing an application under these acts.

Sarbanes-Oxley Act of 2002 ("SOX" Act). This far reaching federal legislation was generally intended to protect investors by strengthening corporate governance and improving the accuracy and reliability of corporate disclosures made pursuant to federal securities laws. The SOX Act is applicable to the Company, which is a "smaller reporting company," in the following ways:

•	a prohibition on personal loans made or arranged by the issuer to its directors and executive officers (except for loans made by a bank subject to Regulation O);

•	independence requirements for audit committee members;

•	corporate governance requirements;

•	independence requirements for company auditors that restrict nonaudit services that accountants may provide to their audit clients;

•	enhanced disclosure requirements pertaining to corporate operations and internal controls;

•	certification of financial statements and internal controls on reports onForms 10-K and 10-Q by the chief executive officer and the chief financial officer;

•
the forfeiture by the chief executive officer and the chief financial officer of bonuses or other incentive based compensation and profits derived from the sale of an issuer's securities by such officers in the twelve month period following initial publication of any financial statements that later require restatement due to corporate misconduct;

•	disclosure of off-balance-sheet transactions;

•	two business day filing requirements for insiders filing reports on Form 4 of transactions in the issuer's securities;

•	disclosure of a code of ethics for principal financial officers and filing a Form 8-K for a change in or waiver of such code;

•	the reporting of securities violations “up the ladder” by both in house and outside attorneys;

•	restrictions on the use of non-GAAP financial measures in press releases and SEC filings; and

•	various increased criminal penalties for violations of securities laws.

NASDAQ. In response to the SOX Act, the NASDAQ Exchange on which the Company's common stock is listed, implemented new corporate governance listing standards, including rules strengthening director independence requirements for boards and committees of the board, the director nomination process and shareholder communication avenues. These rules require the Company to annually certify to the NASDAQ, after each annual meeting, that the Company is in compliance and will continue to comply with the NASDAQ corporate governance requirements.

Taxing Authorities. The Company and Union are subject to income taxes at the Federal level and are individually subject to state taxation based on the laws of each state in which they operate. The Company and Union file a consolidated federal tax return with a calendar year end. The Company and Union have filed separate tax returns for each state jurisdiction affected for 2010 and will do the same for 2011. No tax return is currently being examined or audited by any taxing authority that the Company is aware of.

Recent Regulatory Initiatives. In recent years, regulators have increased their focus on the regulation of financial institutions. The Dodd-Frank Act will require many new rules over the coming years that could substantially intensify the regulation of financial institutions. That act and any other such initiatives may change banking statutes and the operating environment of the Company and the Bank in substantial and unpredictable ways. It is not clear at this time what impact the various regulatory, liquidity and funding initiatives of the FRB, the FDIC, and other agencies that have been previously announced, and any additional programs that may be initiated in the future, will have on the Company and the U.S. and global financial markets. In addition, the final outcome of various legislative proposals to provide relief from registration requirements under federal securities law for community banking institutions like Union Bankshares is unknown. The Company cannot determine the ultimate effect that any potential legislation, if enacted, or implementing regulations with respect thereto, would have, upon the financial condition or results of operations of the Company or the Bank. A change in statutes, regulations or regulatory policies applicable to the Company or the Bank could have a material effect on the financial condition, results of operations or business of the Company and the Bank.

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

Our Internet website address is www.unionbankvt.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including any amendments to those reports filed or furnished pursuant to section 13(a) or 15(d), proxy statements filed pursuant to Section 14(a) and reports filed pursuant to Section 16, 13(d) and 13(g) of the Exchange Act are available free of charge through the Investor Relations page of our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. The information on our website is not incorporated by reference into this report.

The Company will also provide copies of its Annual Report on Form 10-K, free of charge, upon written request to its Treasurer at the Company's main address, PO Box 667, Morrisville, VT 05661-0667. Shareholder meeting materials in a downloadable, printable and searchable format, are available at www.cfpproxy.com/6393.

Item 1A. Risk Factors

Not applicable as the Company meets the qualification requirements for smaller reporting companies.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

As of December 31, 2011, Union operates 14 community banking locations in Lamoille, Caledonia and Franklin counties of Vermont, four in Grafton and Coos counties of New Hampshire and a loan center in South Burlington, Vermont. In addition as of such date, Union also operates 30 ATMs in northern Vermont and four in New Hampshire. Union owns, free of encumbrances, thirteen of its branch locations and its operations center and leases four branch locations, the loan center and certain ATM premises from third parties under terms and conditions considered by management to be favorable to Union. Union also owns or leases certain properties contiguous to its branch locations for staff and customer parking convenience.

Additional information relating to the Company's properties as of December 31, 2011, is set forth in Note 8 to the consolidated financial statements contained in Exhibit 13.1 to this report, and incorporated herein by reference.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price, Dividends and Repurchases: For information regarding the market for the Company's stock, trading prices, dividends and number of record holders, please refer to the inside cover of the Company's 2011 Annual Report to Shareholders, contained in Exhibit 13.1 to this report, which information is incorporated herein by reference.

Union Bankshares, Inc. is listed on the NASDAQ Global Select Market under the trading symbol “UNB”.

Union Bankshares, Inc. had no issuer purchases of equity securities during 2011.

Equity Compensation Plans: During the quarter ended December 31, 2011, no incentive stock options previously granted pursuant to either of the Company's Incentive Stock Option Plans were exercised. There were no options granted during the quarter. There were options with respect to 2,500 shares that lapsed during the quarter ended December 31, 2011 leaving options with respect to 14,000 shares granted earlier in 2011 or in prior years outstanding at December 31, 2011. Participation in the 2008 Incentive Stock Option Plan (“Plan”) is limited to those senior officers of the Company or its subsidiary (currently three active participants) selected by the Board of Directors in its discretion. The exercise price of all options granted under the Plan represents the fair market value of the shares on the date of grant. Shares issuable to Plan participants upon exercise of incentive stock options have not been registered with the Securities and Exchange Commission. Such shares are restricted securities, issued under statutory exemptions available under the Securities Act of 1933, including Section 4(2) thereof, for offers and sales not involving a public offering.

The following table summarizes certain information regarding equity compensation under the Company's 1998 and 2008 Incentive Stock Option Plans, the only equity compensation plans of the Company:

Equity Compensation Plan Information as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders

1998 Incentive Stock Option Plan	2,500	$20.42	—
2008 Incentive Stock Option Plan	11,500	$18.50	37,000

Equity compensation plans not approved by security holders	—	—	—

Total	14,000	$18.84	37,000

The Company normally pays regular quarterly cash dividends in February, May, August and November of each year. The Company has occasionally declared a special cash or stock dividend. Dividends have generally been managed in line with long-term trends in earnings per share results and conservative earnings projections, while sufficient profits are retained to support anticipated business growth, fund strategic investments and provide continued support for the Company's deposit taking and lending activities. Dividends paid by Union are the primary source of funds available to the Company for payment of dividends to its shareholders. Union is subject to certain requirements imposed by federal banking laws and regulations. These requirements, among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by Union to the Company. Future dividends are subject to the discretion of the Company's Board of Directors, cash needs, general business conditions, dividends from Union, and applicable governmental regulations and policies.

Five Year Performance Graph: Not applicable as the Company meets the qualification requirements for smaller reporting companies.

Item 6.     Selected Financial Data

Not applicable as the Company meets the qualification requirements for smaller reporting companies

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Please refer to pages 60 to 99 of the Company's 2011 Annual Report to Stockholders section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations”, contained in Exhibit 13.1 to this report, which information is incorporated herein by reference

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Please refer to pages 89 to 99 of the Company's 2011 Annual Report to Shareholders section entitled “Other Financial Considerations”, contained in Exhibit 13.1 to this report, which information is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

Pursuant to regulatory relief available to smaller reporting companies the Company has elected to present audited statements of income, cash flows and changes in stockholders' equity for each of the preceding two rather than three, fiscal years.

The consolidated balance sheets of Union Bankshares, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the two year period ended December 31, 2011, together with related notes and the report of Berry, Dunn, McNeil & Parker, LLC, independent registered public accounting firm, with respect to the financial statements for the years ended December 31, 2011 and 2010 all as contained on pages 11 to 59 of the Company's 2011 Annual Report to Shareholders, contained in Exhibit 13.1 to this report, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company's chief executive officer and chief financial officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2011. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.

Management's Report on Internal Control Over Financial Reporting. The Company's management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f). The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, the Company's management concluded that, as of December 31, 2011, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Item 9B. Other Information

None

PART III
Item 10.  Directors, Executive Officers and Corporate Governance

The following information from the Company's Proxy Statement for the 2012 Annual Meeting of Shareholders is hereby incorporated by reference:

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

Item 11. Executive Compensation

The following information from the Company's Proxy Statement for the 2012 Annual Meeting of Shareholders is hereby incorporated by reference:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following information from the Company's Proxy Statement for the 2012 Annual Meeting of Shareholders is hereby incorporated by reference:

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

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

The following information from the Company's Proxy Statement for the 2012 Annual Meeting of Shareholders is hereby incorporated by reference:

Information regarding transactions with management and directors under the caption “PROPOSAL I: TO ELECT DIRECTORS - Transactions with Management and Directors”.

Item 14. Principal Accountant Fees and Services

The following information from the Company's Proxy Statement for the 2012 Annual Meeting of Shareholders is hereby incorporated by reference:

Information on fees paid to the Independent Auditors set forth under the caption “PROPOSAL 2: RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS - Fees Paid to Independent Auditors”.

PART IV
Item 15. Exhibits, Financial Statement Schedules

Documents Filed as Part of this Report:

(1)	The following consolidated financial statements, contained in the 2011 Annual Report to Shareholders, portions of which are filed as Exhibit 13.1 to this report, are incorporated herein by reference:

1)	Report of Independent Registered Public Accounting Firm

2)	Consolidated Balance Sheets at December 31, 2011 and 2010

3)	Consolidated Statements of Income for the years ended December 31, 2011 and 2010

4)	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2011 and 2010

5)	Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010

6)	Notes to the Consolidated Financial Statements

(2)	Financial Statement schedules have been omitted because they are not applicable or the required information is shown in the consolidated Financial Statements or Notes thereto.

(3)	The following exhibits are either filed herewith as part of this report, or are incorporated herein by reference:

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

10.6	2008 Incentive Stock Option Plan of Union Bankshares Inc. and Subsidiary, previously filed on April 10, 2008 with the Commission as Exhibit 10.1 to Form 8-K.*
10.7	Short Term Incentive Performance Plan, previously filed with the Commission on February 9, 2012 as Exhibit 10.1 to Form 8-K.*
13.1
The following specifically designated portions of the Union Bankshares, Inc. 2011 Annual Report to Shareholders have been incorporated by reference in this Report on Form 10-K, is filed herewith: pages 11 to 99.

21	Subsidiary of Union Bankshares, Inc. Union Bank, Morrisville, Vermont.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) the audited consolidated balance sheets, (ii) the audited consolidated statements of income for the years ended December 31, 2011 and 2010, (iii) the audited consolidated statements of changes in stockholders' equity, (iv) the audited consolidated statements of cash flows and (v) related notes, tagged as blocks of text.***

____________________

*	denotes compensatory plan or agreement

**
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

***
As provided in Rule 406T of Regulation S-T, this information is “furnished” and not “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of March 30, 2012.

Union Bankshares, Inc.

By:	/s/ Kenneth D. Gibbons	By:	/s/ Marsha A. Mongeon
	Kenneth D. Gibbons		Marsha A. Mongeon
	Chief Executive Officer		Treasurer and Chief Financial/Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 30, 2012.

Name	Title
/s/ Kenneth D. Gibbons	Director, Chairman of the Board and Chief
Kenneth D. Gibbons	Executive Officer (Principal Executive Officer)

/s/ Marsha A. Mongeon	Treasurer and Chief Financial Officer
Marsha A. Mongeon	(Principal Financial/Accounting Officer)

/s/ David S. Silverman	Director, President
David S. Silverman

/s/ Cynthia D. Borck	Director
Cynthia D. Borck

/s/ Steven J. Bourgeois	Director
Steven J. Bourgeois

/s/ Timothy W. Sargent	Director
Timothy W. Sargent

/s/ John H. Steel	Director
John H. Steel

/s/ Schuyler W. Sweet	Director
Schuyler W. Sweet

/s/ Cornelius J. Van Dyke	Director
Cornelius J. Van Dyke

EXHIBIT INDEX *

13.1	Union Bankshares, Inc. 2011 Annual Report to Shareholders.

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) the audited consolidated balance sheets, (ii) the audited consolidated statements of income for the years ended December 31, 2011 and 2010, (iii) the audited consolidated statements of changes in stockholders' equity, (iv) the audited consolidated statements of cash flows and (v) related notes, tagged as blocks of text.***

____________________

*	other than exhibits incorporated by reference to prior filings.

**
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

***
As provided in Rule 406T of Regulation S-T, this information is “furnished” and not “filed” for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.