Form 10-Q
period 2012-03-31
UNION BANKSHARES INC
filed 2012-05-14
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2012

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ]      No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 1, 2012:

Common Stock, $2 par value	4,456,504 shares

UNION BANKSHARES, INC.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2012	December 31, 2011
Assets	(Dollars in thousands)
Cash and due from banks	$5,050	$5,871
Federal funds sold and overnight deposits	14,443	18,510
Cash and cash equivalents	19,493	24,381
Interest bearing deposits in banks	23,482	24,020
Investment securities available-for-sale	43,198	42,954
Investment securities held-to-maturity (fair value $3.0 million and $4.0 million at March 31, 2012 and December 31, 2011, respectively)	3,000	4,000
Loans held for sale	12,084	4,888
Loans	425,489	424,319
Allowance for loan losses	(4,406)	(4,226)
Net deferred loan costs	151	177
Net loans	421,234	420,270
Accrued interest receivable	1,886	1,810
Premises and equipment, net	10,368	9,163
Core deposit intangible	1,566	1,608
Goodwill	2,223	2,223
Investment in real estate limited partnerships	4,316	4,473
Company-owned life insurance	3,706	3,676
Other assets	8,846	9,285
Total assets	$555,402	$552,751
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$75,511	$76,656
Interest bearing	249,312	239,058
Time	153,187	157,725
Total deposits	478,010	473,439
Borrowed funds	27,281	29,015
Liability for defined benefit pension plan	5,891	5,679
Accrued interest and other liabilities	3,726	4,279
Total liabilities	514,908	512,412
Commitments and Contingencies
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,923,286 shares issued at March 31, 2012 and December 31, 2011	9,847	9,847
Additional paid-in capital	280	276
Retained earnings	38,498	38,385
Treasury stock at cost; 466,782 shares at March 31, 2012 and 466,082 shares at December 31, 2011	(3,836)	(3,823)
Accumulated other comprehensive loss	(4,295)	(4,346)
Total stockholders' equity	40,494	40,339
Total liabilities and stockholders' equity	$555,402	$552,751
See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 1

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands except per share data)
Interest and dividend income
Interest and fees on loans	$5,810	$5,196
Interest on debt securities:
Taxable	199	143
Tax exempt	88	73
Dividends	18	4
Interest on federal funds sold and overnight deposits	4	6
Interest on interest bearing deposits in banks	77	76
Total interest and dividend income	6,196	5,498
Interest expense
Interest on deposits	660	673
Interest on borrowed funds	250	288
Total interest expense	910	961
Net interest income	5,286	4,537
Provision for loan losses	180	150
Net interest income after provision for loan losses	5,106	4,387
Noninterest income
Trust income	147	132
Service fees	1,175	1,006
Net gains on sales of investment securities available-for-sale	42	—
Net gains on sales of loans held for sale	473	168
Other income	66	95
Total noninterest income	1,903	1,401
Noninterest expenses
Salaries and wages	2,234	1,730
Pension and employee benefits	1,058	817
Occupancy expense, net	344	290
Equipment expense	345	296
Other expenses	1,560	1,447
Total noninterest expenses	5,541	4,580
Income before provision for income taxes	1,468	1,208
Provision for income taxes	241	180
Net income	$1,227	$1,028
Earnings per common share	$0.28	$0.23
Weighted average number of common shares outstanding	4,457,081	4,455,737
Dividends per common share	$0.25	$0.25

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 2

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Net income	$1,227	$1,028
Other comprehensive income, net of tax:
Investment securities available-for-sale:
Net unrealized holding (losses) gains arising during the period on investment securities available-for-sale	(38)	85
Reclassification adjustments for net gains on investment securities available-for-sale realized in net income	(28)	—
Total	(66)	85
Defined benefit pension plan:
Net actuarial loss arising during period	26	—
Reclassification adjustment for amortization of net actuarial loss realized in net income	90	31
Reclassification adjustment for amortization of prior service cost realized in net income	1	—
Total	117	31
Total other comprehensive income	51	116
Total comprehensive income	$1,278	$1,144

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 3

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Three Months Ended March 31, 2012 and 2011 (Unaudited)

	Common Stock
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total stockholders’ equity
	(Dollars in thousands)
Balances, December 31, 2011	4,457,204	$9,847	$276	$38,385	$(3,823)	$(4,346)	$40,339
Net income	—	—	—	1,227	—	—	1,227
Other comprehensive income	—	—	—	—	—	51	51
Cash dividends declared ($0.25 per share)	—	—	—	(1,114)	—	—	(1,114)
Stock based compensation expense	—	—	4	—	—	—	4
Purchase of treasury stock	(700)	—	—	—	(13)	—	(13)
Balances, March 31, 2012	4,456,504	$9,847	$280	$38,498	$(3,836)	$(4,295)	$40,494
Balances, December 31, 2010	4,455,704	$9,844	$244	$37,623	$(3,823)	$(2,163)	$41,725
Net income	—	—	—	1,028	—	—	1,028
Other comprehensive income	—	—	—	—	—	116	116
Issuance of common stock	1,500	3	23	—	—	—	26
Cash dividends declared ($0.25 per share)	—	—	—	(1,114)	—	—	(1,114)
Balances, March 31, 2011	4,457,204	$9,847	$267	$37,537	$(3,823)	$(2,047)	$41,781

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 4

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income	$1,227	$1,028
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	200	177
Provision for loan losses	180	150
Deferred income tax (benefit) provision	(156)	98
Net amortization of investment securities	26	14
Equity in losses of limited partnerships	158	106
Stock based compensation expense	4	—
Net increase (decrease) in unamortized loan costs	26	(15)
Proceeds from sales of loans held for sale	22,865	16,912
Origination of loans held for sale	(29,588)	(13,747)
Net gains on sales of loans held for sale	(473)	(168)
Net losses on disposals of premises and equipment	1	—
Net gains on sales of investment securities available-for-sale	(42)	—
Write-downs of impaired assets	11	42
Net losses (gains) on sales of other real estate owned	6	(18)
Increase in accrued interest receivable	(76)	(90)
Amortization of core deposit intangible	43	—
Decrease in other assets	366	91
Increase in other liabilities	322	431
Net cash (used in) provided by operating activities	(4,900)	5,011
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	1,836	1,969
Purchases	(1,298)	(993)
Investment securities held-to-maturity
Proceeds from maturities, calls and paydowns	1,000	—
Investment securities available-for-sale
Proceeds from sales	789	—
Proceeds from maturities, calls and paydowns	2,718	685
Purchases	(3,834)	(2,277)
Redemption of nonmarketable stock	121	—
Net (increase) decrease in loans	(1,180)	7,169
Recoveries of loans charged off	10	19
Purchases of premises and equipment	(1,406)	(231)
Investments in limited partnerships	(486)	—
Proceeds from sales of other real estate owned	32	175
Net cash (used in) provided by investing activities	(1,698)	6,516

Union Bankshares, Inc. Page 5

Cash Flows From Financing Activities
Repayment of long-term debt	(483)	(247)
Net decrease in short-term borrowings outstanding	(1,251)	(1,847)
Net decrease in noninterest bearing deposits	(1,145)	(3,164)
Net increase in interest bearing deposits	10,254	14,750
Net decrease in time deposits	(4,538)	(4,227)
Issuance of common stock	—	26
Purchase of treasury stock	(13)	—
Dividends paid	(1,114)	(1,114)
Net cash provided by financing activities	1,710	4,177
Net (decrease) increase in cash and cash equivalents	(4,888)	15,704
Cash and cash equivalents
Beginning of period	24,381	14,292
End of period	$19,493	$29,996
Supplemental Disclosures of Cash Flow Information
Interest paid	$818	$864
Income taxes paid	$75	$50
Supplemental Schedule of Noncash Investing and Financing Activities
Investment in limited partnerships acquired by capital contributions payable	$—	$953

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 6

UNION BANKSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Union Bankshares, Inc. and Subsidiary (the Company) as of March 31, 2012, and for the three months ended March 31, 2012 and 2011, have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information, general practices within the banking industry, and the accounting policies described in the Company’s Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein, have been made. This information should be read in conjunction with the Company’s 2011 Annual Report to Shareholders and 2011 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2012, or any other interim period.

Certain amounts in the 2011 consolidated financial statements have been reclassified to conform to the 2012 presentation.

Note 2. Legal Contingencies
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

Note 4. Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU), Reconsideration of Effective Controls for Repurchase Agreements, to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The ASU removes the transferor's ability criterion from the consideration of effective control for repurchase or other agreements. The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. Management has adopted the ASU, which did not have a material effect on the Company's consolidated financial statements.

In May 2011, the FASB issued an ASU, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments in this update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this ASU are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. Management has adopted the ASU, which did not have a material effect on the Company's consolidated financial statements. (See Note 11.)

In June 2011, the FASB issued an ASU, Presentation of Comprehensive Income, to improve the comparability, consistency and transparency of financial reporting, to increase the prominence of items reported in other comprehensive income and to facilitate convergence of GAAP and IFRS. The ASU eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and requires that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both formats, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other

Union Bankshares, Inc. Page 7

comprehensive income, and a total amount for comprehensive income. The entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and other comprehensive income are presented. The amendments in the ASU are to be applied retrospectively and are effective for annual and interim periods beginning after December 15, 2011 except for the presentation requirements of reclassifications of items out of accumulated other comprehensive income which have been delayed indefinitely by an ASU issued by FASB in December 2011. Management has adopted the ASU and has opted to present two separate statements. (See Consolidated Statements of Comprehensive Income and Note 10.)

In December 2011, the FASB issued an ASU, Disclosures about Offsetting Assets and Liabilities, to enhance disclosures required to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of IFRS by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Topic 210-20-45 (Balance Sheet Offsets) or Topic 815-10-45 (Derivatives & Hedging) or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Topic 210-20-45 or Topic 815-10-45. The amendments in the ASU are to be applied retrospectively for all comparative periods presented and are effective for annual and interim periods beginning on or after January 1, 2013. Management is currently reviewing the ASU but does not believe that it will have a material effect on the Company's consolidated financial statements.

Note 5. Goodwill and Other Intangible Assets
As a result of the acquisition of three New Hampshire branches in May 2011, the Company recorded goodwill amounting to $2.2 million. The goodwill is not amortizable and is not deductible for tax purposes. Goodwill is evaluated for impairment when conditions warrant, as recommended by current authoritative guidance.

The Company also recorded $1.7 million of acquired identifiable intangible assets in connection with the branch acquisition, representing the core deposit intangible which is subject to straight-line amortization over the estimated 10 year average life of the core deposit base, absent any future impairment. The amortization expense is included in other noninterest expense on the consolidated statement of income and is deductible for tax purposes.

Amortization expense for the core deposit intangible was $43 thousand for the three months ended March 31, 2012. As of March 31, 2012, the remaining amortization expense related to the core deposit intangible, absent any future impairment, is expected to be as follows:

(Dollars in thousands)
2012	$128
2013	171
2014	171
2015	171
2016	171
Thereafter	754
Total	$1,566

Management will evaluate the core deposit intangible for impairment if conditions warrant.

Union Bankshares, Inc. Page 8

Note 6. Investment Securities
Investment securities as of the balance sheet dates consisted of the following:

March 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$18,491	$82	$(44)	$18,529
Agency mortgage-backed	2,818	54	(3)	2,869
State and political subdivisions	12,626	961	(19)	13,568
Corporate	7,113	176	(1)	7,288
Total debt securities	41,048	1,273	(67)	42,254
Marketable equity securities	746	57	(11)	792
Mutual funds	152	—	—	152
Total	$41,946	$1,330	$(78)	$43,198
Held-to-maturity
U.S. Government-sponsored enterprises	$3,000	$3	$—	$3,003

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$17,456	$99	$(18)	$17,537
Agency mortgage-backed	3,326	61	(1)	3,386
State and political subdivisions	11,813	1,018	(1)	12,830
Corporate	8,127	179	(13)	8,293
Total debt securities	40,722	1,357	(33)	42,046
Marketable equity securities	746	39	(12)	773
Mutual funds	135	—	—	135
Total	$41,603	$1,396	$(45)	$42,954
Held-to-maturity
U.S. Government-sponsored enterprises	$4,000	$1	$(3)	$3,998

Proceeds from the sale of securities available-for-sale were $789 thousand for the three months ended March 31, 2012. Gross realized gains from the sale of securities available-for-sale were $42 thousand for the three months ended March 31, 2012. Gross realized losses were $0 for the three months ended March 31, 2012. There were no sales of securities available-for-sale for the three months ended March 31, 2011. The specific identification method is used to determine realized gains and losses on sales of available-for-sale securities.

Union Bankshares, Inc. Page 9

The amortized cost and estimated fair value of debt securities by contractual scheduled maturity as of March 31, 2012 were as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Available-for-sale
Due in one year or less	$1,003	$1,016
Due from one to five years	10,972	11,190
Due from five to ten years	10,964	11,256
Due after ten years	15,291	15,923
	38,230	39,385
Agency mortgage-backed securities	2,818	2,869
Total debt securities available-for-sale	$41,048	$42,254
Held-to-maturity
Due from one to five years	$1,000	$1,001
Due from five to ten years	2,000	2,002
Total debt securities held-to-maturity	$3,000	$3,003

Actual maturities may differ for certain debt securities that may be called by the issuer prior to the contractual maturity. Actual maturities may differ from contractual maturities in agency mortgage-backed securities because the mortgages underlying the securities may be prepaid, usually without any penalties. Therefore, these agency mortgage-backed securities are shown separately and not included in the contractual maturity categories in the above maturity summary.

Information pertaining to investment securities with gross unrealized losses as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

March 31, 2012	Less Than 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(Dollars in thousands)
Debt securities:
U.S. Government-sponsored enterprises	$5,454	$(44)	$—	$—	$5,454	$(44)
Agency mortgage-backed	—	—	337	(3)	337	(3)
State and political subdivisions	1,113	(19)	—	—	1,113	(19)
Corporate	504	(1)	—	—	504	(1)
Total debt securities	7,071	(64)	337	(3)	7,408	(67)
Marketable equity securities	155	(7)	10	(4)	165	(11)
Total	$7,226	$(71)	$347	$(7)	$7,573	$(78)

Union Bankshares, Inc. Page 10

December 31, 2011	Less Than 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(Dollars in thousands)
Debt securities:
U.S. Government-sponsored enterprises	$7,389	$(21)	$—	$—	$7,389	$(21)
Agency mortgage-backed	—	—	361	(1)	361	(1)
State and political subdivisions	347	(1)	—	—	347	(1)
Corporate	3,075	(13)	—	—	3,075	(13)
Total debt securities	10,811	(35)	361	(1)	11,172	(36)
Marketable equity securities	193	(7)	10	(5)	203	(12)
Total	$11,004	$(42)	$371	$(6)	$11,375	$(48)

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

At March 31, 2012, held-to-maturity and available-for-sale securities, consisting of eight U.S. Government-sponsored enterprises, one agency mortgage-backed obligation, two tax-exempt municipal securities, one taxable municipal bond, one corporate bond and four marketable equity securities, had aggregate unrealized losses of $78 thousand. One marketable equity security and the agency mortgage-backed obligation had continuous unrealized losses for longer than twelve months. The Company has the ability to hold such securities for the foreseeable future. No declines were deemed by management to be other-than-temporary at March 31, 2012.

Investment securities with a carrying amount of $7.5 million and $11.2 million at March 31, 2012 and December 31, 2011, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

Union Bankshares, Inc. Page 11

Note 7.  Loans

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their unpaid principal balances, adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

Loan interest income is accrued daily on outstanding balances. The following accounting policies, related to accrual and nonaccrual loans, apply to all loan segments and classes. The Company considers its loan segments and loan classes to be the same. The accrual of interest is discontinued when a loan is specifically determined to be impaired and/or management believes, after considering collection efforts and other factors, that the borrower's financial condition is such that collection of interest is doubtful. Normally, any unpaid interest previously accrued on those loans is reversed against current period interest income. A loan may be restored to accrual status when its financial status has significantly improved and there is no principal or interest past due. A loan may also be restored to accrual status if the borrower makes six consecutive monthly payments or the lump sum equivalent. Income on nonaccrual loans is generally not recognized unless a loan is placed back in accrual status or after all principal has been collected. Interest income generally is not recognized on impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are generally applied as a reduction of the loan principal balance. Delinquency status is determined based on contractual terms for all loan segments and classes.

Loan origination fees and direct loan origination costs are deferred and amortized as an adjustment of the related loan's yield using methods that approximate the interest method. The Company generally amortizes these amounts over the estimated average life of the related loans.

The loans purchased in the May 2011 acquisition of branches were recorded at the estimated fair market value at the time of purchase and totaled $32.9 million. The estimated fair value contains both accretable and nonaccretable components. The accretable component is amortized as an adjustment to the related loan yield over the average life of the loan. The nonaccretable component represents probable loss due to credit risk and is reviewed by management periodically and adjusted as deemed necessary. The fair value of the loans acquired resulted in an accretable loan premium component of $545 thousand, less a nonaccretable credit risk component of $318 thousand at the acquisition date. Loan premium amortization of $23 thousand has been charged to Interest and fees on loans on the Company's statement of income for the three months ended March 31, 2012. The remaining accretable loan premium component balance was $468 thousand at March 31, 2012 and $491 thousand at December 31, 2011. There has been no change in the nonaccretable credit risk component balance of $318 thousand since acquisition. The net carrying amount of the acquired loans included in the March 31, 2012 loan balances below totals $27.1 million.

The composition of Net loans as of the balance sheet dates was as follows:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Residential real estate	$146,555	$147,426
Construction real estate	27,972	28,077
Commercial real estate	186,658	189,770
Commercial	22,036	23,018
Consumer	6,252	6,134
Tax exempt	36,016	29,894
Gross loans	425,489	424,319
Allowance for loan losses	(4,406)	(4,226)
Net deferred loan costs	151	177
Net loans	$421,234	$420,270

Residential real estate loans aggregating $14.6 million and $9.9 million at March 31, 2012 and December 31, 2011, respectively, were pledged as collateral on deposits of municipalities. Qualified residential first mortgages held by Union and up to $25 million in qualified small business loans may also be pledged as collateral for borrowings from the Federal Home Loan Bank (FHLB) of Boston under a blanket lien.

Union Bankshares, Inc. Page 12

A summary of current, past due and nonaccrual loans as of the balance sheet dates follows:

March 31, 2012	Current	30-89 Days	Over 90 Days and accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$139,603	$3,609	$411	$2,932	$146,555
Construction real estate	27,492	176	153	151	27,972
Commercial real estate	180,990	2,835	912	1,921	186,658
Commercial	21,757	143	12	124	22,036
Consumer	6,142	61	—	49	6,252
Tax exempt	36,016	—	—	—	36,016
Total	$412,000	$6,824	$1,488	$5,177	$425,489

December 31, 2011	Current	30-89 Days	Over 90 Days and accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$140,330	$3,819	$606	$2,671	$147,426
Construction real estate	26,849	961	175	92	28,077
Commercial real estate	182,122	5,165	1,104	1,379	189,770
Commercial	22,519	376	12	111	23,018
Consumer	6,045	34	—	55	6,134
Tax exempt	29,894	—	—	—	29,894
Total	$407,759	$10,355	$1,897	$4,308	$424,319

Aggregate interest on nonaccrual loans not recognized was $977 thousand and $755 thousand as of March 31, 2012 and 2011, respectively, and $903 thousand as of December 31, 2011.

Note 8.  Allowance for Loan Losses and Credit Quality

The allowance for loan losses is established for estimated losses in the loan portfolio through a provision for loan losses charged to earnings. For all loan classes, loan losses are charged against the allowance when management believes the loan balance is uncollectible or in accordance with federal guidelines. Subsequent recoveries, if any, are credited to the allowance.

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

The allowance consists of specific, general and unallocated components. The specific component relates to the loans that are classified as either substandard or doubtful. For such loans, the level of allowance allocable to those loans is determined through estimating probable loss for each individual credit based on its specific risk attributes. Loans are also evaluated for impairment and may be classified as impaired when management believes it is probable that the Company will not collect all the contractual interest and principal payments as scheduled in the loan agreement. Impaired loans may also include troubled loans that are restructured. A troubled debt restructuring occurs when the Company, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the

Union Bankshares, Inc. Page 13

borrower that would otherwise not be granted. Troubled debt restructuring may include the transfer of assets to the Company in partial satisfaction of a troubled loan, a modification of a loan's terms (such as reduction of stated interest rates below market rates, extension of maturity that does not conform to the Company's policies or procedures, reduction of face amount of loan, reduction of accrued interest, and reduction or deferment of cash payments in the near future), or a combination of both. A specific reserve amount is allocated to the allowance for individual loans that have been classified as impaired on the basis of the fair value of the collateral for collateral dependent loans, an observable market price, or the present value of anticipated future cash flows. The Company accounts for the change in present value attributable to the passage of time in the loan loss reserve. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer, real estate or small balance commercial loans for impairment evaluation, unless such loans are subject to a restructuring agreement or have been identified as impaired as part of a larger customer relationship.

The general component represents the level of allowance allocable to each loan portfolio segment with similar risk characteristics and is determined based on historical loss experience, adjusted for qualitative factors, for each class of loan. Management deems a five year average to be an appropriate time frame on which to base historical losses for each portfolio segment. Qualitative factors considered include underwriting, economic and market conditions, portfolio composition, collateral values, delinquencies, lender experience and legal issues. The qualitative factors are determined based on the various risk characteristics of each portfolio segment. Risk characteristics relevant to each portfolio segment are as follows:

•
Residential real estate - Loans in this segment are collateralized by owner-occupied 1-4 family residential real estate, second and vacation homes, 1-4 family investment properties, home equity and second mortgage loans. Repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, could have an effect on the credit quality of this segment.

•
Construction real estate - Loans in this segment include residential and commercial construction properties, land and land development loans. Repayment is dependent on the credit quality of the individual borrower and/or the underlying cash flows generated by the properties being constructed. The overall health of the economy, including unemployment rates, housing prices, vacancy rates and material costs, could have an effect on the credit quality of this segment.

•
Commercial real estate - Loans in this segment are primarily properties occupied by businesses or income-producing properties. The underlying cash flows generated by the properties may be adversely impacted by a downturn in the economy as evidenced by a general slowdown in business or increased vacancy rates which, in turn, could have an effect on the credit quality of this segment. Management requests business financial statements at least annually and monitors the cash flows of these loans.

•
Commercial - Loans in this segment are made to businesses and are generally secured by nonreal estate assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer or business spending, could have an effect on credit quality of this segment.

•
Consumer - Loans in this segment are made to individuals for personal expenditures, such as an automobile purchase, and include unsecured loans. Repayment is primarily dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment, could have an effect on the credit quality of this segment.

•
Municipal - Loans in this segment are made to municipalities located within the Company's service area. Repayment is primarily dependent on taxes or other funds collected annually by the municipalities. Management considers there to be minimal risk surrounding the credit quality of this segment.

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

Union Bankshares, Inc. Page 14

Changes in the Allowance for loan losses, by class of loans, for the three months ended March 31, 2012 and 2011 were as follows:

For The Three Months Ended March 31, 2012	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer, Municipal and Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2011	$1,250	$367	$2,278	$232	$99	$4,226
Provision for loan losses	10	11	127	13	19	180
Recoveries of amounts charged off	—	3	—	3	4	10
	1,260	381	2,405	248	122	4,416
Amounts charged off	—	—	—	—	(10)	(10)
Balance, March 31, 2012	$1,260	$381	$2,405	$248	$112	$4,406

For The Three Months Ended March 31, 2011	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer, Municipal and Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2010	$1,033	$240	$2,117	$250	$115	$3,755
Provision (credit) for loan losses	134	—	19	11	(14)	150
Recoveries of amounts charged off	1	—	—	3	15	19
	1,168	240	2,136	264	116	3,924
Amounts charged off	(8)	—	—	—	(8)	(16)
Balance, March 31, 2011	$1,160	$240	$2,136	$264	$108	$3,908

The allocation of the Allowance for loan losses, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates was as follows:

March 31, 2012	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer, Municipal and Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$346	$26	$362	$86	$8	$828
Collectively evaluated for impairment	914	355	2,043	162	104	3,578
Total allocated	$1,260	$381	$2,405	$248	$112	$4,406

December 31, 2011	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer, Municipal and Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$328	$12	$293	$41	$11	$685
Collectively evaluated for impairment	922	355	1,985	191	88	3,541
Total allocated	$1,250	$367	$2,278	$232	$99	$4,226

Union Bankshares, Inc. Page 15

The recorded investment in loans, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates was as follows:

March 31, 2012	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Tax Exempt	Total
	(Dollars in thousands)
Individually evaluated for impairment	$3,495	$254	$5,862	$432	$31	$—	$10,074
Collectively evaluated for impairment	131,359	27,709	167,067	20,816	5,887	35,466	388,304
	134,854	27,963	172,929	21,248	5,918	35,466	398,378
Acquired loans	11,701	9	13,729	788	334	550	27,111
Total	$146,555	$27,972	$186,658	$22,036	$6,252	$36,016	$425,489

December 31, 2011	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Tax Exempt	Total
	(Dollars in thousands)
Individually evaluated for impairment	$2,810	$92	$6,499	$355	$33	$—	$9,789
Collectively evaluated for impairment	132,115	27,976	169,576	21,861	5,724	29,344	386,596
	134,925	28,068	176,075	22,216	5,757	29,344	396,385
Acquired loans	12,501	9	13,695	802	377	550	27,934
Total	$147,426	$28,077	$189,770	$23,018	$6,134	$29,894	$424,319

Risk and collateral ratings are assigned to loans and are subject to ongoing monitoring by lending and credit personnel with such ratings updated annually or more frequently if warranted. The following is an overview of the Company's loan rating system:

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

4/M Rating - Satisfactory/Monitor

Borrowers exhibit potential credit weaknesses or downward trends warranting management's attention. While potentially weak, these borrowers are currently marginally acceptable; no loss of principal or interest is envisioned. When warranted, these credits may be monitored on the watch list.

5-8 Rating - Substandard

Borrowers exhibit well defined weaknesses that jeopardize the orderly liquidation of debt. The loan may be inadequately protected by the net worth and paying capacity of the obligor and/or the underlying collateral is inadequate.

Union Bankshares, Inc. Page 16

The following tables summarize the loan ratings applied to the Company's loans by class as of the balance sheet dates:

March 31, 2012	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Tax Exempt	Total
	(Dollars in thousands)
Pass	$126,535	$26,446	$129,705	$19,441	$5,813	$35,466	$343,406
Satisfactory/Monitor	4,824	1,263	37,362	1,375	74	—	44,898
Substandard	3,495	254	5,862	432	31	—	10,074
	134,854	27,963	172,929	21,248	5,918	35,466	398,378
Acquired loans	11,701	9	13,729	788	334	550	27,111
Total	$146,555	$27,972	$186,658	$22,036	$6,252	$36,016	$425,489

December 31, 2011	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Tax Exempt	Total
	(Dollars in thousands)
Pass	$127,338	$26,928	$135,764	$19,069	$5,652	$29,344	$344,095
Satisfactory/Monitor	4,777	1,048	33,812	2,792	72	—	42,501
Substandard	2,810	92	6,499	355	33	—	9,789
Total	134,925	28,068	176,075	22,216	5,757	29,344	396,385
Acquired loans	12,501	9	13,695	802	377	550	27,934
Total	$147,426	$28,077	$189,770	$23,018	$6,134	$29,894	$424,319

Acquired loans are risk rated, as appropriate, according to the Company's loan rating system, but such ratings are not a determining factor in the establishment of the allowance for loan losses. Rather, acquired loans are initially recorded at fair value, determined based upon an estimate of the amount and timing of both principal and interest cash flows expected to be collected and discounted using a market interest rate, which includes an estimate of future credit losses expected to be incurred over the life of the portfolio. The primary credit quality indicator for acquired loans is whether there has been a decrease in expected cash flows. Monitoring of this portfolio is ongoing to determine if there is evidence of deterioration in credit quality since acquisition. There was no related adjustment to the allowance for loan losses with respect to the acquired loans at March 31, 2012, except for one commercial loan that had deteriorated credit quality since acquisition and was assigned a specific reserve of $22 thousand included in the allowance for loan losses.

Union Bankshares, Inc. Page 17

The following table provides information with respect to impaired loans by class of loan as of and for the three months ended March 31, 2012:

	As Of March 31, 2012			For The Three Months Ended March 31, 2012
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With an allowance recorded:
Residential real estate	$238	$238	$22
Commercial real estate	123	123	9
	361	361	31
With no allowance recorded:
Residential real estate	168	181	—
Commercial real estate	1,968	2,183	—
	2,136	2,364	—
Total:
Residential real estate	406	419	22	$412	$—
Commercial real estate	2,091	2,306	9	2,158	46
Total	$2,497	$2,725	$31	$2,570	$46
____________________

(1)	Does not reflect government guaranties on impaired loans as of March 31, 2012 totaling $88 thousand.

The following table provides information with respect to impaired loans by class of loan as of and for the three months ended March 31, 2011:

	As Of March 31, 2011			For The Three Months Ended March 31, 2011
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Total:
Residential real estate	$296	$2,485	$37	$298	$—
Commercial real estate	2,415	355	56	2,365	21
Total	$2,711	$2,840	$93	$2,663	$21
____________________

(1)	Does not reflect government guaranties on impaired loans as of March 31, 2011 totaling $110 thousand.

Union Bankshares, Inc. Page 18

The following table provides information with respect to impaired loans as of December 31, 2011:

	December 31, 2011
	Recorded Investment (1)	Principal Balance (1)	Related Allowance
	(Dollars in thousands)
With an allowance recorded:
Residential real estate	$241	$243	$55
Commercial real estate	1,907	1,930	21
	2,148	2,173	76
With no allowance recorded:
Residential real estate	177	252	—
Commercial real estate	318	374	—
	495	626	—

Total:
Residential real estate	418	495	55
Commercial real estate	2,225	2,304	21
Total	$2,643	$2,799	$76
____________________

(1)	Does not reflect government guaranties on impaired loans as of December 31, 2011 totaling $88 thousand.

Troubled debt restructured loans as of March 31, 2012 by class of loan include a commercial real estate loan that received a concession with the extension of a due date that was not considered a market transaction to the Company, and residential real estate loans that represent loan modifications in which a concession was provided to the borrower, such as due date or maturity date extensions, interest rate reductions, and the forgiveness of accrued interest. Troubled loans, that are restructured and meet established thresholds, are classified as impaired and a specific reserve amount is allocated to the allowance on the basis of the fair value of the collateral for collateral dependent loans, an observable market price, or the present value of anticipated future cash flows.

There was no new troubled debt restructuring activity for the three months ended March 31, 2012. There were no troubled debt restructured loans modified within the previous twelve months that had subsequently defaulted during the three month period ended March 31, 2012. Troubled debt restructured loans are considered defaulted at 90 days past due.

At March 31, 2012 and December 31, 2011, the Company was not committed to lend any additional funds to borrowers whose loans were nonperforming, impaired or restructured.

Union Bankshares, Inc. Page 19

Note 9. Defined Benefit Pension Plan

Union Bank, the Company’s sole subsidiary, sponsors a noncontributory defined benefit pension plan covering all eligible employees. The plan provides defined benefits based on years of service and final average salary.

Net periodic pension benefit cost for the three months ended March 31 consisted of the following components:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Service cost	$256	$170
Interest cost on projected benefit obligation	222	209
Expected return on plan assets	(237)	(219)
Amortization of prior service cost	2	2
Amortization of net loss	147	46
Net periodic benefit cost	$390	$208

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

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Net unrealized gain on investment securities available-for-sale	$826	$892
Defined benefit pension plan:
Net unrealized actuarial loss	(5,116)	(5,231)
Net unrealized prior service cost	(5)	(7)
Total	$(4,295)	$(4,346)

Union Bankshares, Inc. Page 20

The following table discloses the tax effects allocated to each component of other comprehensive income for the three months ended March 31:

	Three Months Ended
	March 31, 2012			March 31, 2011
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount

	(Dollars in thousands)
Investment securities available-for-sale:
Net unrealized holding (losses) gains arising during the period on investment securities available-for-sale	$(57)	$19	$(38)	$129	$(44)	$85
Reclassification adjustment for net gains on investment securities available-for-sale realized in net income	(42)	14	(28)	—	—	—
Total	(99)	33	(66)	129	(44)	85
Defined benefit pension plan:
Net gain arising during the period	39	(13)	26	—	—	—
Reclassification adjustment for amortization of net actuarial loss realized in net income	136	(46)	90	47	(16)	31
Reclassification adjustment for amortization of prior service cost realized in net income	2	(1)	1	—	—	—
Total	177	(60)	117	47	(16)	31
Total other comprehensive income	$78	$(27)	$51	$176	$(60)	$116

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

Union Bankshares, Inc. Page 21

Assets measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
March 31, 2012:
Investment securities available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$18,529	$—	$18,529	$—
Agency mortgage-backed	2,869	—	2,869	—
State and political subdivisions	13,568	—	13,568	—
Corporate	7,288	6,780	508	—
Total debt securities	42,254	6,780	35,474	—
Marketable equity securities	792	792	—	—
Mutual funds	152	152	—	—
Total	$43,198	$7,724	$35,474	$—

December 31, 2011:
Investment securities available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$17,537	$—	$17,537	$—
Agency mortgage-backed	3,386	—	3,386	—
State and political subdivisions	12,830	—	12,830	—
Corporate	8,293	6,229	2,064	—
Total debt securities	42,046	6,229	35,817	—
Marketable equity securities	773	773	—	—
Mutual funds	135	135	—	—
Total	$42,954	$7,137	$35,817	$—

There were no significant transfers in or out of Levels 1 and 2 for the quarter ended March 31, 2012. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as impaired loans and other real estate owned, were not significant at March 31, 2012 or December 31, 2011. The Company has not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.

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

Union Bankshares, Inc. Page 22

Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Certain financial instruments and all nonfinancial instruments may be excluded from disclosure requirements. Thus, the aggregate fair value amounts presented may not necessarily represent the actual underlying fair value of such instruments of the Company.

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments required to be measured on a nonrecurring basis:Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values and are classified as Level 1.

Interest bearing deposits in banks: Fair values for interest bearing deposits in banks are based on discounted present values of cash flows and are classified as Level 2.

Investment securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair value measurements consider observable data which may include market maker bids, quotes and pricing models. Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows. Investment securities are classified as Level 1 or Level 2 depending on availability of recent trade information.

Loans held for sale: The fair value of loans held for sale is estimated based on quotes from third party vendors, resulting in a Level 2 classification.

Loans: Fair values of loans are estimated for portfolios of loans with similar financial characteristics and segregated by loan class or segment. For variable-rate loan categories that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts adjusted for credit risk. The fair values for other loans (for example, fixed-rate residential, commercial real estate, rental property mortgage loans as well as commercial and industrial loans) are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future cash flows, future expected loss experience and risk characteristics. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable. The fair value methods and assumptions that provide observable assumptions as defined by current accounting standards are classified as Level 2. Those methods that do not provide observable assumptions are classified as Level 3.

Accrued interest receivable and payable: The carrying amounts of accrued interest approximate their fair values and are classified as Level 1 or 2.

Nonmarketable equity securities: It is not practical to determine the fair value of the nonmarketable securities, such as FHLB of Boston stock, due to restrictions placed on their transferability.

Deposits: The fair values disclosed for noninterest bearing deposits are, by definition, equal to the amount payable on demand at the reporting date, resulting in a Level 1 classification. The fair values for time deposits and other interest bearing nontime deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar deposits to a schedule of aggregated expected maturities on such deposits, resulting in a Level 2 classification.

Borrowed funds: The fair values of the Company’s long-term debt are estimated using discounted cash flow analysis based on interest rates currently being offered on similar debt instruments, resulting in a Level 2 classification. The fair values of the Company’s short-term debt approximate the carrying amounts reported in the balance sheet, also resulting in a Level 2 classification.

Off-balance-sheet financial instruments: Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The only commitments to extend credit that are normally longer than one year in duration are the home equity lines whose interest rates are variable quarterly. The only fees collected for commitments are an annual fee on credit card arrangements and often a flat fee on commercial lines of credit and standby letters of credit. The fair value of off-balance-sheet financial instruments as of the balance sheet dates was not significant.

Union Bankshares, Inc. Page 23

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	March 31, 2012
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$19,493	$19,493	$19,493	$—	$—
Interest bearing deposits in banks	23,482	23,706	—	23,706	—
Investment securities	46,198	46,201	7,724	38,477	—
Loans held for sale	12,084	12,250	—	12,250	—
Loans
Real estate	361,185	358,173	—	—	358,173
Commercial	22,036	20,402	—	20,402	—
Consumer	6,252	6,401	—	6,401	—
Tax exempt	36,016	38,277	—	38,277	—
Accrued interest receivable	1,886	1,886	53	1,833	—
Nonmarketable equity securities	1,855	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$75,511	$75,511	$75,511	$—	$—
Interest bearing	249,312	249,310	—	249,310	—
Time	153,187	153,850	—	153,850	—
Borrowed funds
Short-term	9,943	9,943	—	9,943	—
Long-term	17,338	19,784	—	19,784	—
Accrued interest payable	280	280	—	280	—

	December 31, 2011
	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$24,381	$24,381
Interest bearing deposits in banks	24,020	24,324
Investment securities	46,954	46,952
Loans and loans held for sale, net	425,158	415,823
Accrued interest receivable	1,810	1,810
Nonmarketable equity securities	1,976	1,976
Financial liabilities
Deposits	$473,439	$474,509
Borrowed funds	29,015	33,696
Accrued interest payable	356	356
The carrying amounts in the preceding tables are included in the balance sheet under the applicable captions.

Union Bankshares, Inc. Page 24

Note 12. Subsequent Events
Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with U.S. GAAP. Events occurring subsequent to March 31, 2012 have been evaluated as to their potential impact to the consolidated financial statements.

On April 18, 2012, Union Bankshares, Inc. declared a $0.25 per share regular quarterly cash dividend payable May 9, 2012, to stockholders of record on April 28, 2012.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
GENERAL

The following discussion and analysis by management focuses on those factors that, in management's view, had a material effect on the financial position of Union Bankshares, Inc. (the Company) as of March 31, 2012 and December 31, 2011, and its results of operations for the three months ended March 31, 2012 and 2011. This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company's Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of the Company's management, the interim unaudited data reflects all adjustments, consisting only of normal recurring adjustments, and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim periods presented. Management is not aware of the occurrence of any events after March 31, 2012 which would materially affect the information presented.

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

Forward-looking statements reflect management's current expectations and are subject to uncertainties, both general and specific, and risk exists that actual results will differ from those predictions, forecasts, projections and other estimates contained in forward-looking statements. These risks cannot be readily quantified. When management uses any of the words “believes,” “expects,” “anticipates,” “intends,” "projects," “plans,” “seeks,” “estimates,” "targets," "goals," “may,” “could,” “would,” “should,” or similar expressions, they are making forward-looking statements. Many possible events or factors, including those beyond the control of management, could affect the future financial results and performance of the Company. This could cause results or performance to differ materially from those expressed in forward-looking statements. The possible events or factors that might affect the forward-looking statements include, but are not limited to, the listing in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 and the items added below in this report on Form 10-Q:

•	loans and investments may be called or prepaid prior to their contractual maturity or become other than temporarily impaired;

•
loans and deposits acquired with the acquisition of three New Hampshire branches in May 2011 could perform differently than management anticipates in its forecasts and growth in the New Hampshire markets could be lower or slower than anticipated;

•
assumptions made regarding interest rate movement, yield curve and sensitivity could vary substantially if actual experience differs from historical experience, which could affect the Company's projected results of operations;

•
excess liquidity due to weaker loan demand, lower draws on unused lines of credit or stronger deposit growth than anticipated may make it difficult to maintain historical yields due to the continuing low interest rate environment and resulting adverse impact on investment returns;

Union Bankshares, Inc. Page 25

•	regulatory limitations placed on income producing methods including the limitations on debit and credit card interchange fees and overdraft fees and restrictions on asset sales;

•	disruptions in U.S. and global financial and credit markets, including the downgrading of U.S. and U.S. Government sponsored debt by one or more credit rating agencies;

•	continuing economic instability, including elevated unemployment rates, higher taxation, governmental budget issues, national and local election results and reform of entitlement programs; and

•	the effect of federal and state health care reform efforts, including the federal Patient Protection and Affordable Care Act and Vermont's recently enacted single-payer universal health care law.

When evaluating forward-looking statements to make decisions with respect to the Company, investors and others are cautioned to consider these and other risks and uncertainties, including the events and circumstances discussed under “Recent Developments” below, and are reminded not to place undue reliance on such statements. Investors should not consider the foregoing list of factors to be a complete list of risks or uncertainties. Forward-looking statements speak only as of the date they are made and the Company undertakes no obligation to update them to reflect new or changed information or events, except as may be required by federal securities laws.

RECENT DEVELOPMENTS

Economic data continues to suggest a slow but positive trend towards economic recovery in our market as well as nationally. As discussed in the April 2012 Federal Open Market Committee (FOMC) press release, the economy is expanding at a moderate pace, labor market conditions have improved in recent months, and despite some improvement the housing sector remains depressed. Inflation has increased slightly reflecting the higher prices of crude oil and gasoline. The continued strains in the global financial markets pose significant downside risks to the economic outlook.

Interest rates will continue at historic lows as the FOMC appears likely to keep the target range for federal funds rate at 0-25 basis points in order to promote the ongoing economic recovery. The FOMC currently anticipates that economic conditions are likely to warrant exceptionally low levels for the target federal funds rate at least through 2014. The FOMC expects that the increase in oil and gasoline prices will affect inflation only temporarily.

Vermont and New Hampshire's unemployment rates have dropped slightly over the last couple of months and are 4.8% and 5.2%, respectively, as of March 31, 2012. These rates compare favorably with the national unemployment rate of 8.2% for the same period. The FOMC has indicated that labor conditions have improved but the unemployment rate, while declining, still remains elevated and the workforce participation rate is now at a thirty year low.

Vermont and New Hampshire continue to have lower residential foreclosure and delinquency rates than the national average. Union Bank (Union), the Company's subsidiary has earned a favorable reputation for residential lending programs and has recently been granted an Unconditional Direct Endorsement Approval from the Department of Housing and Urban Development (HUD) for the origination of Federal Housing Administration (FHA) loans. This direct endorsement will provide Union Bank the ability to more quickly and efficiently serve FHA-eligible home buyers. Demand for construction and purchase mortgage loans was stronger during the last months of 2011 and demand has continued through the first three months of 2012.

In response to the earlier financial crisis affecting the banking and financial markets, the resulting recession and the changing political environment, many new laws, regulations and programs have been adopted. We will not attempt to discuss them all within this quarterly report but will update the ones that have been adopted, issued or modified since our 2011 annual report and which may have a financial impact on the Company.

There have been new laws, regulations and actions enacted that will or may impact the Company's future earnings and/or efficiency. The following are the most relevant:

•
Among the new regulations imposed by the Dodd-Frank Act are new residential mortgage provisions that mandate more extensive disclosures, require lenders to offer terms that reasonably reflect the consumers' ability to repay a loan, prohibit mandatory arbitration provisions, add new customer protections for high-cost mortgages and set escrow account and appraisal standards. The relevant regulations promulgated to date regarding these provisions have been implemented by Union, but there are still additional regulations to be written.

•
As required by SEC regulations, the Company now files its financial statements both in EDGAR format and in eXtensible Business Reporting Language (XBRL), and posts such XBRL information on its website. As we approach the second year of mandated XBRL, compliance will require significant administrative resources and result in additional costs.

Union Bankshares, Inc. Page 26

•
The Basel III Capital Framework will increase minimum capital levels and add a new capital conservation buffer in the coming years. The Company's ratios continue to be over the proposed minimums. Basel III will also implement a leverage ratio starting in 2013, a liquidity coverage ratio in 2015 and a net stable funding ratio in 2018, but these ratios have yet to be defined.

•	On December 31, 2012, the temporary unlimited insurance coverage for noninterest bearing transaction and IOLTA accounts by the FDIC is scheduled to expire.

•
On April 5, 2012, the Jumpstart Our Business Startups Act (Jobs Act) was signed into law by the President. The general provisions of the Jobs Act were aimed at increasing small businesses' ability to raise capital and this may be a benefit to the Company in the future. The Jobs Act also provides new deregistration thresholds which could allow the Company to consider deregistering its common stock and become exempt from complying with its current Securities and Exchange Act reporting requirements. The Company is evaluating these provisions and their potential impact.

•
Recently the Consumer Financial Protection Bureau outlined new rules that the Bureau intends to adopt that will impact mortgage servicing. These rules will implement revisions to the Truth in Lending Act and the Real Estate Settlement Procedures Act adopted as part of the Dodd-Frank Act. The proposed rules are expected to be published in July 2012, with final rules promulgated in January 2013.

The cost of doing business as usual has increased dramatically in this regulatory environment as the number and extent of new regulations and the speed with which they must be implemented put a strain on software providers and staff as well as customers. Also, the cost of mitigating long-term interest rate risk by selling loans to the secondary market continues to increase and it is anticipated that this cost will continue to grow as the government sponsored entities continue to work through their own financial problems.

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

Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for a more in-depth discussion of the Company's critical accounting policies.

OVERVIEW

The Company's net income was $1.2 million for the quarter ended March 31, 2012 compared to $1.0 million for the quarter ended March 31, 2011, an increase of $199 thousand, or 19.4%. These results reflected the net effect of an increase in net interest income of $749 thousand, or 16.5%, an increase of $30 thousand, or 20.0%, in the provision for loan losses, an increase of $502 thousand, or 35.8%, in noninterest income, an increase in noninterest expenses of $961 thousand, or 21.0%, and a $61 thousand, or 33.9%, increase in the provision for income taxes. First quarter 2012 results reflect the impact of the Company's acquisition of three New Hampshire branches in May 2011.

The Company continues to face a challenging low interest rate environment as the prime rate has remained unchanged at 3.25% for over 39 months. Total interest income increased by $698 thousand, or 12.7%, to $6.2 million in the first quarter of 2012, versus $5.5 million in the first quarter of 2011. That increase was bolstered by the decrease in interest expense from $961 thousand in 2011 to $910 thousand in 2012, a decrease of $51 thousand, or 5.3%, between periods.

Union Bankshares, Inc. Page 27

The result of the changes in interest income and interest expense was that net interest income for the first quarter of 2012 was $5.3 million, up $749 thousand, or 16.5%, from the first quarter of 2011 of $4.5 million. The continued static low prime rate or further drops in the prime rate and/or increases in competitors' deposit or market borrowing rates could be problematic if loans were to refinance to a lower rate or individual variable rate loan and investment instruments reprice downward at a faster rate than the downward repricing of funding costs. In addition, there is very little relative reduction that can be made in future periods from the deposit rates currently paid as it appears customers are staying in short-term time deposits or nontime deposit accounts which are all currently paying an interest rate less than 60 basis points.

The $502 thousand increase in noninterest income for the quarter was due to many factors including the increase of $305 thousand in net gains on sales of loans held for sale, from $168 thousand for the quarter ended March 31, 2011 to $473 thousand for the quarter ended March 31, 2012, with the volume of loans sold to the secondary market to mitigate long term interest rate risk increasing from $16.7 million in the first quarter of 2011 to $22.4 million in the first quarter of 2012. The continuing volume of sales was driven by the sustained low long-term mortgage rates, which created loan demand throughout the branches and the loan production office. The Company also retained $7.2 million of secondary market qualified residential real estate loans originated during the first quarter of 2012 to increase the loan portfolio and interest income as loan rates exceed investment alternatives. There was also an increase of $169 thousand, or 16.8%, in service fee income and a $42 thousand net gain on sales of investment securities available-for-sale for the quarter ended March 31, 2012. There were no security gains/losses in the 2011 comparison period.

Salaries and wages were higher by $504 thousand, or 29.1%, for the first quarter of 2012 compared to the same period last year, reflecting normal salary increases and additional staff in the acquired branches. Pension and employee benefits were up $241 thousand, or 29.5%, with the majority of the increase due to the cost of the defined benefit pension plan. Benefit expenses are generally highest in the first quarter of the year because of the front loading of expenses related to taxes and certain other employee benefits. Net occupancy and equipment expenses are both up due to the increased number of banking locations and the higher costs of operation in 2012.

All other noninterest expenses were up $113 thousand, or 7.8% for the three months ended March 31, 2012 which has numerous components. The largest changes were the $52 thousand increase in equity in losses of affordable housing investments in the first quarter of 2012 from the additional investments made during 2011, and the $43 thousand of core deposit intangible amortization during the first quarter of 2012 related to the May 2011 branch acquisitions.

The Company's effective tax rate increased to 16.4% for the three months ended March 31, 2012 from 14.9% for the same period in 2011, as income before provision for income taxes increased, with partially offsetting increases in both tax exempt income and tax credits from affordable housing partnership investments.

At March 31, 2012, the Company had total consolidated assets of $555.4 million, including gross loans and loans held for sale (total loans) of $437.6 million, deposits of $478.0 million, borrowed funds of $27.3 million and stockholders' equity of $40.5 million. The Company’s total assets increased $2.6 million, or 0.5%, to $555.4 million at March 31, 2012, from $552.8 million at December 31, 2011, and $95.8 million, or 20.8%, from $459.7 million at March 31, 2011. The growth between years was due in large part ($67.2 million) to the acquisition of three New Hampshire branches in May 2011 but also reflects organic growth of $28.6 million, or 6.2%.

Net loans and loans held for sale increased a total of $8.1 million, or 1.9%, to $433.3 million, or 78.0%, of total assets at March 31, 2012, compared to $425.2 million, or 76.9%, of total assets at December 31, 2011. Loans at March 31, 2011 totaled $371.7 million resulting in growth of $61.6 million year over year with only $27.1 million of the increase being related to the May 2011 acquisition of branches.

Deposits increased $4.6 million, or 1.0%, to $478.0 million at March 31, 2012, from $473.4 million at December 31, 2011 and $94.0 million from March 31, 2011 of which $62.3 million is in the acquired branches.

The Company's total capital increased from $40.3 million at December 31, 2011 to $40.5 million at March 31, 2012. While continuing to meet the regulatory guidelines for the well capitalized capital category, the total risk based capital ratio declined slightly from 12.17% at December 31, 2011 to 12.07% at March 31, 2012. The regulatory guideline for well capitalized is 10.0% and for minimum requirements is 8.0%.

Union Bankshares, Inc. Page 28

The following unaudited per share information and key ratios depict several measurements of performance or financial condition for the three months ended March 31, 2012 and 2011, respectively:

	Three Months Ended or At March 31,
	2012	2011
Return on average assets (ROA) (1)	0.90%	0.91%
Return on average equity (ROE) (1)	12.16%	9.94%
Net interest margin (1)(2)	4.27%	4.43%
Efficiency ratio (3)	76.02%	75.54%
Net interest spread (4)	4.13%	4.21%
Loan to deposit ratio	91.54%	96.79%
Net loan charge-offs to average loans not held for sale (1)	—%	—%
Allowance for loan losses to loans not held for sale (5)	1.04%	1.06%
Nonperforming assets to total assets (6)	1.46%	1.27%
Equity to assets	7.29%	9.09%
Total capital to risk weighted assets	12.07%	15.43%
Book value per share	$9.09	$9.37
Earnings per share	$0.28	$0.23
Dividends paid per share	$0.25	$0.25
Dividend payout ratio (7)	89.29%	108.70%
____________________

(1)	Annualized.

(2)	The ratio of tax equivalent net interest income to average earning assets. See page 30 for more information.

(3)
The ratio of noninterest expense ($5.5 million in 2012 and $4.6 million in 2011) to tax equivalent net interest income ($5.4 million in 2012 and $4.7 million in 2011) and noninterest income ($1.9 million in 2012 and $1.4 million in 2011) excluding securities gains ($42 thousand in 2012 and $0 in 2011) for the three months ended March 31, 2012 and 2011, respectively.

(4)	The difference between the average rate earned on earning assets and the average rate paid on interest bearing liabilities. See page 30 for more information.

(5)
Calculation includes the net carrying amount of loans recorded at fair value from the branch acquisitions as of March 31, 2012 ($27.1 million). Excluding such loans, the allowance for loan losses to loans not purchased and not held for sale was 1.11% at March 31, 2012.

(6)	Nonperforming assets are loans or investment securities that are in nonaccrual or 90 or more days past due as well as other real estate or assets owned.

(7)	Cash dividends declared and paid per share divided by consolidated net income per share.

RESULTS OF OPERATIONS

Net Interest Income. The largest component of the Company’s operating income is net interest income, which is the difference between interest and dividend income received from interest earning assets and the interest expense paid on interest bearing liabilities. The Company’s net interest income increased $749 thousand, or 16.5%, to $5.3 million for the three months ended March 31, 2012, from $4.5 million for the three months ended March 31, 2011. The net interest spread decreased 8 basis points to 4.13% for the three months ended March 31, 2012, from 4.21% for the three months ended March 31, 2011. The decrease in the net interest spread was primarily the result of the 35 basis point drop in average interest rates earned on interest earning assets from 5.34% for the quarter ended March 31, 2011 to 4.99% for the quarter ended March 31, 2012, while the average interest rate paid on interest bearing liabilities only dropped 27 basis points, from 1.13% for the three months ended March 31, 2011 to 0.86% for the three months ended March 31, 2012. The net interest margin for the first quarter of 2012 decreased 16 basis points to 4.27% from 4.43% for the 2011 comparison period despite the growth in the Company, reflecting the change in the composition of interest earning assets during 2012, mainly due to the effect of a decrease in average interest rates earned on interest earning assets, which was only partially offset by the decrease in the average interest paid on interest bearing liabilities.

Union Bankshares, Inc. Page 29

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

	Three Months Ended March 31,
	2012			2011
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$11,927	$4	0.13%	$14,329	$6	0.16%
Interest bearing deposits in banks	23,580	77	1.32%	13,320	76	2.31%
Investment securities (1), (2)	44,957	303	3.04%	23,916	219	4.17%
Loans, net (1), (3)	428,567	5,810	5.55%	373,654	5,196	5.74%
Nonmarketable equity securities	1,945	2	0.49%	1,922	1	0.30%
Total interest earning assets (1)	510,976	6,196	4.99%	427,141	5,498	5.34%
Cash and due from banks	6,015			5,427
Premises and equipment	9,289			7,824
Other assets	22,139			12,232
Total assets	$548,419			$452,624
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$80,241	$39	0.19%	$61,521	$30	0.20%
Savings/money market accounts	158,134	100	0.25%	124,870	144	0.47%
Time deposits	157,393	521	1.33%	129,639	499	1.56%
Borrowed funds	29,866	250	3.32%	28,451	288	4.05%
Total interest bearing liabilities	425,634	910	0.86%	344,481	961	1.13%
Noninterest bearing deposits	73,324			60,747
Other liabilities	9,076			6,034
Total liabilities	508,034			411,262
Stockholders' equity	40,385			41,362
Total liabilities and stockholders’ equity	$548,419			$452,624
Net interest income		$5,286			$4,537
Net interest spread (1)			4.13%			4.21%
Net interest margin (1)			4.27%			4.43%
__________________

(1)	Average yields reported on a tax equivalent basis using a marginal tax rate of 34%.

(2)	Average balances of investment securities are calculated on the amortized cost basis and include nonaccrual securities, if applicable.

(3)	Includes loans held for sale as well as nonaccrual loans, unamortized costs and unamortized premiums and is net of the allowance for loan losses.

Union Bankshares, Inc. Page 30

Tax exempt interest income amounted to $332 thousand and $296 thousand for the three months ended March 31, 2012 and 2011, respectively. The following table presents the effect of tax exempt income on the calculation of the net interest margin, using a marginal tax rate of 34% for 2012 and 2011:

	For The Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Net interest income as presented	$5,286	$4,537
Effect of tax-exempt interest
Investment securities	38	31
Loans	103	94
Net interest income, tax equivalent	$5,427	$4,662

Rate/Volume Analysis. The following table describes the extent to which changes in average interest rates (on a fully tax-equivalent basis) and changes in volume of average interest earning assets and interest bearing liabilities have affected the Company's interest income and interest expense during the period indicated. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to:

•	changes in volume (change in volume multiplied by prior rate);

•	changes in rate (change in rate multiplied by prior volume); and

•	total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011 Increase/(Decrease) Due to Change In
	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$(1)	$(1)	$(2)
Interest bearing deposits in banks	43	(42)	1
Investment securities	172	(88)	84
Loans, net	781	(167)	614
Nonmarketable equity securities	—	1	1
Total interest earning assets	$995	$(297)	$698
Interest bearing liabilities:
Interest bearing checking accounts	$10	$(1)	$9
Savings/money market accounts	32	(76)	(44)
Time deposits	101	(79)	22
Borrowed funds	14	(52)	(38)
Total interest bearing liabilities	$157	$(208)	$(51)
Net change in net interest income	$838	$(89)	$749

Three Months Ended March 31, 2012, Compared to Three Months Ended March 31, 2011.

Interest and Dividend Income. The Company’s interest and dividend income increased to $6.2 million for the three months ended March 31, 2012 compared to $5.5 million for the same period last year, mostly driven by an increase in average earning assets of $83.8 million, or 19.6%, to $511.0 million, from $427.1 million for the three months ended March 31, 2011. However, the positive effect on interest income resulting from the rise in the average volume of earning assets was partially offset by the lower rates earned on all interest earning assets except nonmarketable equity securities as the low interest rate environment continues resulting in lower yields earned on new earning assets in the first quarter

Union Bankshares, Inc. Page 31

of 2012 versus 2011. Interest income on loans increased $614 thousand, or 11.8%, to $5.8 million for the first quarter of 2012 versus $5.2 million for the 2011 comparison period, in conjunction with an increase of $54.9 million in average loan volume between periods. Average loans approximated $428.6 million at an average yield of 5.55% for the three months ended March 31, 2012, up $54.9 million, or 14.7% from an average volume of $373.7 million at an average yield of 5.74% for the three months ended March 31, 2011. The loans in the branches acquired in May 2011 accounted for approximately $31.5 million of the increase in average loans for the quarter ended March 31, 2012. The positive impact of the increase in average total loan volume was partially offset by a 19 basis point decrease in average yield.

The Company has continued to manage interest rate risk by selling a major portion of the low rate qualified residential mortgages originated during 2012 to the secondary market and has benefited from the sale of these mortgages, with net gains of $473 thousand on residential real estate loan sales of $22.4 million for the quarter ended March 31, 2012, compared to net gains of $168 thousand on loan sales of $16.7 million during the same period last year.

The average balance of investments (including agency mortgage-backed securities) increased $21.0 million, or 88.0%, to $45.0 million for the three months ended March 31, 2012, from $23.9 million for the three months ended March 31, 2011. The average balance invested in interest bearing deposits in banks for the quarter was $23.6 million, up $10.3 million, or 77.0%, from the average level of $13.3 million for the 2011 comparison period. The increase in both investment securities and interest bearing deposits in banks was due in part to the excess of deposits over loans acquired in the acquisition of branches in May 2011. The average balance of federal funds sold and overnight deposits decreased $2.4 million, or 16.8%, to $11.9 million for the three months ended March 31, 2012, from $14.3 million for the three months ended March 31, 2011. Interest income from average nonloan instruments increased $84 thousand, or 27.8%, between periods, with $386 thousand for the first quarter of 2012 versus $302 thousand for the same period of 2011, reflecting the increase in average nonloan instrument volume, partially offset by decreases in average yields on federal funds sold and overnight deposits, interest bearing deposits and investment securities.

Interest Expense. The Company’s interest expense decreased $51 thousand, or 5.3%, to $910 thousand for the three months ended March 31, 2012, from $961 thousand for the three months ended March 31, 2011, despite an increase of $157 thousand in the average volume of interest bearing liabilities between periods. The decrease was primarily attributable to lower rates paid on all interest bearing liabilities reflecting the persistent low interest rate environment.

Interest expense on deposits decreased $13 thousand, or 1.9%, to $660 thousand for the quarter ended March 31, 2012, from $673 thousand for the quarter ended March 31, 2011. Competition for deposits has remained strong. Average interest bearing deposits for the quarter ended March 31, 2012 increased $79.7 million, or 25.2%, to $395.8 million compared to average interest bearing deposits of $316.0 million for the same period last year. This increase reflects the overall growth in the franchise with the May 2011 acquisition of three New Hampshire branches that had average interest bearing deposits of $59.5 million for the quarter ended March 31, 2012, as well as the continuing impact of higher FDIC insurance coverage and uncertainty surrounding the financial markets as customers retain cash in lieu of other investments. Average time deposits increased to $157.4 million for the three months ended March 31, 2012, from $129.6 million for the three months ended March 31, 2011, an increase of $27.8 million, or 21.4% (time deposits in the acquired branches averaged $26.2 million). The average rate paid on time deposits during the first quarter of 2012 decreased 23 basis points, to 1.33% from 1.56% for the first quarter of 2011. The average balances for money market and savings accounts increased $33.3 million, or 26.6%, to $158.1 million for the three months ended March 31, 2012, from $124.9 million for the three months ended March 31, 2011 (money market and savings accounts in the acquired branches averaged $20.6 million). The average rate paid on money market and savings deposits dropped from 0.47% to 0.25%. An $18.7 million, or 30.4%, increase in interest bearing checking accounts brought the average balance up to $80.2 million from $61.5 million between the two comparison periods (interest bearing checking accounts in the acquired branches averaged $12.8 million for the quarter). The average rate paid on interest bearing checking accounts was 0.19% for the three months ended March 31, 2012 down from 0.20% for the three months ended March 31, 2011.

Interest expense on borrowed funds decreased $38 thousand, or 13.2%, to $250 thousand for the three months ended March 31, 2012, from $288 thousand for the three months ended March 31, 2011. Average borrowed funds increased $1.4 million, or 5.0%, to $29.9 million for the three months ended March 31, 2012 compared to $28.5 million for the three months ended March 31, 2011. Customer overnight collateralized repurchase sweeps, which were not offered during the first quarter of 2011, accounted for $5.2 million of the increase while average borrowings from the FHLB of Boston decreased $4.6 million, or 16.4% from $28.1 million for the first quarter of 2011 to $23.5 million for the first quarter of 2012. The average rate paid on borrowings dropped from 4.05% for the three months ended March 31, 2011 to 3.32% for the three months ended March 31, 2012, as the borrowing rates paid on customer repurchase sweeps was lower than the rates paid on longer-term borrowings outstanding.

Union Bankshares, Inc. Page 32

Provision for Loan Losses. There was a $180 thousand loan loss provision for the quarter ended March 31, 2012 compared to a $150 thousand loan loss provision for the quarter ended March 31, 2011. Although improvement in travel and tourism industry sales was reported during 2011, the 2012 winter tourism season was impacted by lower than average snowfall, with revenues reportedly down throughout the market area in comparison to projections. The impact of the decline in revenue during the recession period (2009 and 2010) is still evident in the local market and the reduced snowfall in 2012 has limited the impact of the improvement reported during 2011. Nonperforming loans increased by $2.2 million between March 31, 2011 and March 31, 2012. Loans specifically reserved for increased by approximately $2.6 million between periods. Between December 31, 2011 and March 31, 2012, nonperforming loans increased by $460 thousand and loans individually evaluated for impairment increased approximately $285 thousand. The local market area has also seen a gradual but consistent decline in commercial and residential property values over the past few years. As a result of the qualitative review during the first quarter 2012, the reserve factor assigned to the commercial real estate portfolio for the value of underlying collateral component was increased by 0.05%, while the volume and severity of past due, nonaccrual and classified loans reserve factor assigned to the commercial and installment portfolios was decreased 0.10% and 0.05%, respectively. The higher provision in the first quarter of 2012 was deemed appropriate by management in light of the increase in nonperforming loans, loans specifically reserved for, the results of the qualitative factor review, the change in the mix of the portfolio and the outlook for future economic conditions. For further details, see FINANCIAL CONDITION Allowance for Loan Losses and Asset Quality below.

Noninterest Income. The following table sets forth changes from the first quarter of 2011 to the first quarter of 2012 for components of noninterest income:

	For The Three Months Ended March 31,
	2012	2011	$ Variance	% Variance
	(Dollars in thousands)
Trust income	$147	$132	$15	11.4
Service fees	1,175	1,006	169	16.8
Net gains on sales of loans held for sale	473	168	305	181.5
Other income	66	95	(29)	(30.5)
Subtotal	1,861	1,401	460	32.8
Gains on sales of investment securities available-for-sale	42	—	42	—
Total noninterest income	$1,903	$1,401	$502	35.8

Noninterest income net of gains on investment securities available-for-sale was $1.86 million, or 23.1%, of total income net of gains on investment securities available-for-sale for the three months ended March 31, 2012 compared to $1.4 million, or 20.3%, for the three months ended March 31, 2011. This increase between years reflected the effect of higher income in all noninterest income categories except other income.

Trust income. Trust income increased by $15 thousand, or 11.4%, between the quarters ended March 31, 2012 and March 31, 2011. Fees are normally charged on asset values which have grown 6.0% over the prior year aided by the improvement in the stock market.

Service fees. Service fees increased $169 thousand, or 16.8%, between the first quarter of 2011 and the first quarter of 2012. The increase was due in large part to the growth in debit card and ATM fees resulting from the growth in the volume of electronic transactions, which added $97 thousand to fees earned. In addition, merchant program fees increased $32 thousand between years. There was also an increase of $26 thousand in loan servicing fees between years due to the increased volume of residential mortgage loans serviced. Overdraft fee income on deposit accounts also increased $18 thousand between years.

Net gains on sales of loans held for sale. Residential loans totaling $22.4 million were sold for a net gain of $473 thousand during the first quarter of 2012, versus residential loan sales of $16.7 million for a net gain of $168 thousand during the first quarter of 2011. While the volume of loans sold to mitigate low long term interest rates increased $5.6 million, or 33.7%, between periods, the net gains rose 181.5%, reflecting the activity of the loan production office, the introduction of new government sponsored loan products, improved margins on sales of loans and improved activity caused by a more active real estate market.

Union Bankshares, Inc. Page 33

Other income. Other income decreased $29 thousand, or 30.5%, which was mainly due to a decrease of $35 thousand in the net income from mortgage servicing rights due to more loans being sold with servicing released in the first quarter of 2012 than in the first quarter of 2011 and a decrease of $22 thousand in the amount recognized in the first quarter of 2012 compared to the first quarter of 2011 from the utilization of Vermont state tax credits. These decreases were partially offset by a $21 thousand increase in income from life insurance related to the additional Company owned life insurance purchased in July 2011.

Net gains on sales of investment securities available-for-sale. One corporate investment security and one U.S. Government sponsored enterprise security available-for-sale totaling $1.0 million were sold during the first quarter of 2012 for a net gain of $42 thousand.

Noninterest Expense. The following table sets forth changes from the first quarter of 2011 to the first quarter of 2012 for components of noninterest expense:

	For The Three Months Ended March 31,
	2012	2011	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$2,234	$1,730	$504	29.1
Pension and employee benefits	1,058	817	241	29.5
Occupancy expense, net	344	290	54	18.6
Equipment expense	345	296	49	16.6
Expenses of OREO and other assets owned, net	72	68	4	5.9
Vermont franchise tax	112	105	7	6.7
FDIC insurance assessment	103	125	(22)	(17.6)
Equity in losses of affordable housing investments	158	106	52	49.1
Amortization of core deposit intangible	43	—	43	—
Other expenses	1,072	1,043	29	2.8
Total noninterest expense	$5,541	$4,580	$961	21.0

Salaries and wages. The $504 thousand increase in 2012 over 2011 was due primarily to normal annual salary increases, additional staff associated with the three branches acquired in May 2011, increased salaries and commissions in the loan production office and accruals for the Short Term Incentive Performance Plan (STIPP) adopted in February 2012.

Pension and employee benefits. Expense for the defined benefit pension plan was $390 thousand for the first quarter of 2012 compared to $208 thousand for the first quarter of 2011, an increase of $182 thousand, or 87.5%, due to the lower discount rate utilized to calculate the present value of future benefits, increase in life expectancies, increase in salary levels and number of participants and low return on investments in 2011. Employer payroll taxes were $234 thousand for the first quarter of 2012 up from $188 thousand for the first quarter of 2011, an increase of $46 thousand, or 24.5%. The majority of the increase is due to higher staffing levels, resulting in increased salaries and wages and the remainder is due to increased maximum wage bases and rates charged for Vermont and New Hampshire unemployment taxes. The 401K employer contribution expense also increased $11 thousand, or 28.2%, to $50 thousand for the first quarter of 2012 compared to $39 thousand for the first quarter of 2011 related to the higher staffing levels as well. Benefit expenses are generally highest in the first quarter of the year due to the front loading of expenses related to taxes and certain other employee benefits.

Occupancy expense, net. The increase between years is mainly due to the increased number of banking locations and the higher costs of operation in 2012.

Equipment expense. The increase between years is mainly due to the increase of $33 thousand, or 20.5%, in software licenses and maintenance contracts expense, from $161 thousand for the first quarter of 2011 to $194 thousand for the first quarter of 2012. Equipment depreciation also increased $17 thousand, or 13.7%, from $124 thousand for the first quarter of 2011 to $141 thousand for the first quarter of 2012 primarily due to the replacement of the ATMs during the fourth quarter of 2011 and first quarter of 2012 to comply with regulatory requirements under the federal Americans with Disabilities Act (ADA).

Union Bankshares, Inc. Page 34

FDIC insurance assessment. The decrease in assessment for the three months ended March 31, 2012 was due to a change in the assessment formula which had been previously based on total deposits and effective April 1, 2011 was changed to a net assets base. The benefit from the formula change was partially offset by the increased assessment resulting from the increased asset base.

Equity in losses of affordable housing investments. Union recorded new investments in limited partnerships in 2011, which has increased the expense for equity in losses. The increased expenses are offset on an after tax basis by the increased tax credits recorded as a reduction of income tax expense.

Amortization of core deposit intangible. As a result of the branch purchases in May 2011, a core deposit intangible of $1.7 million was booked and is being amortized on a straight-line basis over the estimated 10 year average life of the core deposit base.

Other expenses. The 2012 results include a $15 thousand prepayment penalty on the early payoff of a $268 thousand long-term FHLB of Boston advance while there was no such penalty in 2011. Expense related to utilization of ATM and debit cards was $41 thousand higher in the first quarter of 2012, reflecting higher utilization and growth in the deposit base. Supply expenses have also increased approximately $11 thousand due to the increased number of branches. These increases were partially offset by a reduction in marketing costs of $19 thousand for the first quarter of 2012 compared to the same period last year, and the effect of a decrease related to the $39 thousand incurred in the first quarter of 2011 in preparation for the May 2011 branch acquisitions.

Income Tax Expense. The Company has provided for current and deferred federal income taxes for the quarters ended March 31, 2012 and 2011. The Company's net provision for income taxes was $241 thousand for the three months ended March 31, 2012, compared to $180 thousand for the same period in 2011. The Company’s effective tax rate increased to 16.4% for the three months ended March 31, 2012, from 14.9% for the same period in 2011. Federal income taxes increased due to the increase in taxable income. However, the effect of that increase was partially mitigated by an increase in tax exempt interest income to $332 thousand for the first quarter of 2012 versus $296 thousand for the first quarter of 2011, and tax credits recorded from investments in affordable housing projects, which increased to $141 thousand for the first quarter of 2012 versus $90 thousand for the first quarter of 2011.

FINANCIAL CONDITION

At March 31, 2012, the Company had total consolidated assets of $555.4 million, including gross loans and loans held for sale (“total loans”) of $437.6 million, deposits of $478.0 million and stockholders' equity of $40.5 million. The Company’s total assets increased $2.6 million, or 0.5%, to $555.4 million at March 31, 2012, from $552.8 million at December 31, 2011. Net loans and loans held for sale increased a total of $8.1 million, or 1.9%, to $433.3 million, or 78.0%, of total assets at March 31, 2012, including $27.1 million of loans at March 31, 2012 acquired with the branch acquisitions, compared to $425.2 million, or 76.9%, of total assets at December 31, 2011.

Deposits increased $4.6 million, or 1.0%, to $478.0 million at March 31, 2012, from $473.4 million at December 31, 2011. Noninterest bearing deposits decreased $1.2 million, or 1.5%, from $76.7 million at December 31, 2011 to $75.5 million at March 31, 2012, interest bearing deposits increased $10.2 million, or 4.3%, from $239.1 million at December 31, 2011 to $249.3 million at March 31, 2012, and time deposits decreased $4.5 million, or 2.9%, from $157.7 million at December 31, 2011, to $153.2 million at March 31, 2012. (See average balances and rates in the Yields Earned and Rates Paid table on page 30.)

The continuing low interest rate environment and aggressive rate competition from in-market and out-of-market financial institutions makes deposit accounts increasingly hard to attract and retain. Noninterest bearing deposit account relationships are especially difficult to develop due to the customer's anticipated cost and inconvenience associated with new checks, debit cards, direct deposits and automated clearing house transaction changes. Therefore, the May 2011 acquisition of the New Hampshire branches in markets contiguous to Union's, are viewed by management and the Board of Directors as a strong strategic move for the Company, increasing deposits and expanding the Company's New Hampshire market area.

Total borrowings decreased $1.7 million, or 6.0%, at March 31, 2012, from $29.0 million at December 31, 2011 to $27.3 million at March 31, 2012. There was a reduction in customer overnight collateralized repurchase sweeps of $2.3 million between December 31, 2011 and March 31, 2012. There was also a prepayment of a $268 thousand long-term FHLB advance and normal monthly payments on FHLB of Boston amortizing advances, partially offset by the

Union Bankshares, Inc. Page 35

addition of $1.0 million in a short-term liquidity advance. (See Borrowings on page 41.)

Total stockholders’ equity increased $155 thousand to $40.5 million at March 31, 2012 from $40.3 million at December 31, 2011. This increase primarily reflects net income of $1.2 million for the first three months of 2012 and the $51 thousand positive change in accumulated other comprehensive loss, less regular cash dividends paid of $1.1 million. (See Capital Resources on page 45.)

Loans Held for Sale and Loan Portfolio. Total loans (including loans held for sale) increased $8.4 million, or 1.9%, to $437.6 million at March 31, 2012 from $429.2 million at December 31, 2011. At March 31, 2012, the Company’s $437.6 million total loan portfolio represented 78.8% of assets, up in dollars and percentage from $429.2 million, or 77.6% of assets at December 31, 2011 and up in dollars but down in percentage from $371.7 million, or 80.9% of assets at March 31, 2011. The Company’s loans consist primarily of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Real estate secured loans represented $373.3 million, or 85.3%, of total loans at March 31, 2012 and $370.2 million, or 86.2%, of total loans at December 31, 2011. Although competition for good loans is strong, the Company has been able to originate loans to both current and new customers while maintaining credit quality. Consumer loan demand was steady during the first three months of 2012. Commercial and construction loan demand was modest during the first three months of 2012 but has started to improve as the winter season has come to a close. Despite the challenges of the winter season due to lower than normal snowfall, the economy appears to be improving and the unemployment rates keep dropping, leading management to be cautiously optimistic regarding future loan demand; however, increased inflation or interest rates could have a negative impact.

The composition of the Company's loan portfolio as of March 31, 2012 and December 31, 2011 was as follows:

	March 31, 2012		December 31, 2011
Loan Type	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$146,555	33.5	$147,426	34.4
Construction real estate	27,972	6.4	28,077	6.6
Commercial real estate	186,658	42.7	189,770	44.2
Commercial	22,036	5.0	23,018	5.4
Consumer	6,252	1.4	6,134	1.4
Tax exempt	36,016	8.2	29,894	6.9
Loans held for sale	12,084	2.8	4,888	1.1
Total loans	437,573	100.0	429,207	100.0
Add/(Deduct):
Allowance for loan losses	(4,406)		(4,226)
Unamortized net loan costs	151		177
Net loans and loans held for sale	$433,318		$425,158
The Company originates and sells qualified residential mortgages in various secondary market avenues, with a majority of sales made to the Federal Home Loan Mortgage Corporation (FHLMC/Freddie Mac). At March 31, 2012, the Company serviced a $350.9 million residential real estate mortgage portfolio, of which $12.1 million is held for sale and approximately $192.3 million is serviced for unaffiliated third parties.

The Company chose to sell $22.4 million of qualified residential mortgage loans generated during the first three months of 2012 to the secondary market in order to mitigate long-term interest rate risk and to generate fee income. The Company also retained $7.2 million of secondary market qualified residential real estate loans originated during the first quarter of 2012 to increase interest income. The Company generally retains the servicing rights on sold residential mortgage loans. During the first quarter of 2011, the Company received approval to originate and sell FHA and Veterans Administration (VA) residential mortgage loans. In April 2012, Union received an Unconditional Direct Endorsement Approval from HUD which allows Union to approve FHA loans originated in any of its Vermont or New Hampshire locations without needing prior HUD approval. These government backed loans qualify for down payments that can be as low as 3.5% and there are no geographic or income restrictions. The Company sells VA and FHA loans as originated with servicing released. These loan products increase the Company's ability to serve the borrowing needs

Union Bankshares, Inc. Page 36

of residents in the communities we serve.
The Company also originates commercial real estate and commercial loans under various SBA, U.S. Department of Agriculture Rural Development and Vermont Economic Development Authority programs which provide a government agency guaranty for a portion of the loan amount. There was $4.8 million guaranteed under these various programs at March 31, 2012. The Company occasionally sells the guaranteed portion of the loan to other financial concerns and retains servicing rights, which generates fee income. The Company serviced $21.5 million of commercial and commercial real estate loans for unaffiliated third parties as of March 31, 2012. This includes $18.4 million of commercial, municipal, residential or commercial real estate loans the Company has participated out to other financial institutions, in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.

The Company capitalizes servicing rights for both residential mortgage and commercial loans sold with servicing retained. The Company recognizes gains and losses on the sale of the principal portion of these loans as they occur. The unamortized balance of servicing rights on loans sold with servicing retained was $830 thousand at March 31, 2012, with an estimated market value in excess of the carrying value as of such date.

There were $14.6 million of residential real estate loans pledged to secure municipal deposits above the FDIC insurance coverage level as of March 31, 2012. Qualified residential first mortgages held by Union and up to $25 million in qualified small business loans are eligible to be pledged as collateral for borrowings from the FHLB of Boston under a blanket lien.

Asset Quality. The Company, like all financial institutions, is exposed to certain credit risks, including those related to the value of the collateral that secures its loans and the ability of borrowers to repay their loans. The underlying value of real estate collateral has not seen as much of a decline in Vermont and northwestern New Hampshire as has been experienced in other parts of the country and the Company’s conservative loan policies have been prudent for both the Company and its customers. Renewed market volatility, high unemployment rates and weakness in the general economic condition of the country or our market area, might have a negative effect on our customers’ ability to make their loan payments on a timely basis and/or on underlying collateral values. Management closely monitors the Company’s loan and investment portfolios, other real estate and other assets owned for potential problems and reports to the Company’s and the subsidiary’s Boards of Directors at regularly scheduled meetings. Repossessed assets and loans or investments that are 90 days or more past due are considered to be nonperforming assets. Board approved policies set forth portfolio diversification levels to mitigate concentration risk and the Company participates large credits out to other financial institutions to further mitigate that risk.
The following table shows the composition of nonperforming assets at the dates indicated and trends of certain ratios monitored by Company's management in reviewing asset quality:

	March 31, 2012	December 31, 2011	March 31, 2011
	(Dollars in thousands)
Nonaccrual loans	$5,177	$4,308	$4,002
Accruing loans 90+ days delinquent	1,488	1,897	428
Total nonperforming loans	6,665	6,205	4,430
OREO	1,426	1,476	1,410
Other assets owned	40	40	—
Total nonperforming assets	$8,131	$7,721	$5,840
Allowance for loan losses to loans not held for sale (1)	1.04%	1.00%	1.06%
Allowance for loan losses to nonperforming loans	66.11%	68.11%	88.22%
Nonperforming loans to total loans	1.52%	1.45%	1.19%
Nonperforming assets to total assets	1.46%	1.40%	1.27%
Delinquent loans (30 days to nonaccruing) to total loans	3.08%	3.86%	3.98%
Net charge-offs (annualized) to average loans not held for sale	—%	0.08%	—%
Loan loss provision to net charge-offs, year-to-date	—%	254.93%	—%
____________________

(1)
Calculation includes the net carrying amount of loans recorded at fair value from the branch acquisitions as of March 31, 2012 ($27.1 million) and December 31, 2011 ($27.9 million). Excluding such loans, the allowance

Union Bankshares, Inc. Page 37

for loan losses to loans not purchased and not held for sale was 1.11% at March 31, 2012 and 1.07% at December 31, 2011.

The level of nonaccrual loans increased $869 thousand, or 20.2%, since December 31, 2011, while accruing loans delinquent 90 days or more decreased $409 thousand, or 21.6%, during the same time period and the percentage of nonperforming loans to total loans increased from 1.45% to 1.52%. The $460 thousand net increase in nonperforming loans between December 31, 2011 and March 31, 2012 was mainly attributable to one commercial real estate borrower who was less than 90 days delinquent as of December 31, 2011. The aggregate interest income not recognized on nonaccrual loans amounted to approximately $977 thousand and $755 thousand as of March 31, 2012 and 2011, respectively, and $903 thousand as of December 31, 2011.

At March 31, 2012, the Company had loans rated substandard that were on a performing status totaling $4.0 million, compared to $4.1 million at December 31, 2011. In management's view, such loans represent a higher degree of risk of becoming nonperforming loans in the future.

The Company’s management is focused on the impact that the prolonged recession may have on its borrowers and is closely monitoring industry and geographic concentrations for evidence of financial problems. Since the fourth quarter of 2007, residential and commercial real estate values have declined nationally with some other areas of the country experiencing significant weakening. The region's real estate market has also experienced declines in prices as a result of the recession. Sales of homes in Vermont and northwestern New Hampshire slowed considerably over the last three years along with housing permits but signs of improvement were seen during 2011 in the majority of our markets and have continued to improve in the first three months of 2012. The real estate market decline significantly contributed to the downturn in the general economy and unemployment rates and business failures rose nationwide. Locally these indicators are improving but conditions can cause borrowers who are current in their payments to experience deterioration in the value of their collateral and increase the potential of default if their income levels decline. Management continues to monitor the national, regional and local economic environment and its impact on unemployment, business failures and real estate values in the Company’s market area. The unemployment rate has started to stabilize in our market areas and in Vermont was at a 4.8% level for March 2012 compared to 5.4% for March 2011. New Hampshire was at 5.2% for both periods with the nationwide rate at 8.2% and 8.8% for the comparable periods.

Vermont and New Hampshire continue to have lower residential foreclosure rates than the average in the United States. On occasion the Company acquires residential or commercial real estate properties through or in lieu of loan foreclosure. These properties are held for sale and are initially recorded as OREO at fair value less estimated selling costs at the date of the Company’s acquisition of the property, with fair value based on an appraisal for more significant properties and on a broker’s price opinion for minor properties. Holding costs and declines in fair value on properties acquired are expensed as incurred. Declines in fair value after acquisition of the property result in charges against income before tax, which totaled $11 thousand for the quarter ended March 31, 2012. This compares to a $42 thousand charge against income before tax for the quarter ended March 31, 2011. The Company evaluates each property at least quarterly for changes in the fair value. The Company had nine residential, land development or commercial real estate properties for a total of $1.4 million classified as OREO at March 31, 2012. This compares to a total of $1.5 million at December 31, 2011, representing eleven residential, land development or commercial real estate properties. There was a $102 thousand allowance for losses on OREO at March 31, 2012 and a $91 thousand allowance at December 31, 2011 which were netted out of the above values.

Further softening in the real estate market would make the potential to recover all principal and related costs for OREO properties uncertain.

Allowance for Loan Losses. Some of the Company’s loan customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge off a portion or all of the remaining principal balance due. The Company maintains an allowance for loan losses to absorb such losses. The allowance is maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio; however, actual loan losses may vary from current estimates. The Company's policy and methodologies for establishing the allowance for loan losses have not changed during 2012 and are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Impaired loans also include restructured loans and were $2.5 million at March 31, 2012, with government guaranties of $88 thousand and a specific reserve amount allocated of $31 thousand, which is estimated by management to be the Company’s loss exposure. This compares to impaired loans of $2.6 million at December 31, 2011, with government

Union Bankshares, Inc. Page 38

guaranties of $88 thousand and a specific reserve amount allocated of $76 thousand.

The Company’s loan portfolio balance not held for sale increased by $1.2 million, from $424.3 million at December 31, 2011 to $425.5 million at March 31, 2012. There was growth in the consumer, tax exempt, and held for sale loan categories (see chart on page 36 for further details) during the first three months of 2012. The composition of the Company’s loan portfolio remained relatively unchanged from December 31, 2011, and there was no material change in the Company’s lending programs or terms for the three month period ended March 31, 2012.

For the three months ended March 31, 2012, there were charge-offs of loans totaling $10 thousand and recoveries on previously charged off loans of $10 thousand. For the three months ended March 31, 2011, there were charge-offs of $16 thousand and recoveries of $19 thousand. The provision for loan losses was $180 thousand and $150 thousand, respectively for the three months ended March 31, 2012 and 2011.

The following table (net of loans held for sale) shows the internal breakdown by risk component of the Company's allowance for loan losses and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

	March 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate
Residential	$1,260	34.4	$1,250	34.7
Construction	381	6.6	367	6.6
Commercial	2,405	46.3	2,278	47.2
Other Loans
Commercial	248	5.2	232	5.4
Consumer, municipal, other and unallocated	112	7.5	99	6.1
Total	$4,406	100.0	$4,226	100.0

Notwithstanding the categories shown in the table above, all funds in the allowance for loan losses are available to absorb loan losses in the portfolio, regardless of loan category or specific allocation.

As a result of the qualitative review during the first quarter 2012, the reserve factor assigned to the commercial real estate portfolio for the value of underlying collateral component was increased by 0.05%, while the volume and severity of past due, nonaccrual and classified loans reserve factor assigned to the commercial and installment portfolios was decreased 0.10% and 0.05%, respectively. Management of the Company believes, in its best estimate, that the allowance for loan losses at March 31, 2012, is appropriate to cover probable credit losses inherent in the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the allowance at March 31, 2012. In addition, our banking regulators, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. A large adjustment to the allowance for losses in future periods may require increased provisions to replenish the allowance, which could negatively affect earnings. While the Company recognizes that economic slowdowns or financial and credit market turmoil may adversely impact its borrowers' financial performance and ultimately their ability to repay their loans, management continues to be cautiously optimistic about the collectability of the Company's loan portfolio.

Investment Activities. At March 31, 2012, there was $3.0 million of investment securities classified as held-to-maturity and $43.2 million investment securities classified as available-for-sale, totaling $46.2 million, or 8.3%, of assets. The amount in investment securities decreased $756 thousand, or 1.6%, from $47.0 million, or 8.5%, of assets at December 31, 2011 as loan demand increased. There was $7.5 million of investment securities pledged to secure various public deposits or customer repurchase agreements as of March 31, 2012 and $11.2 million at December 31, 2011.

Net unrealized gains for the Company’s available-for-sale investment securities portfolio were $1.3 million as of March 31, 2012 versus net unrealized gains of $1.4 million as of December 31, 2011. Net unrealized gains of $826

Union Bankshares, Inc. Page 39

thousand, net of income tax effect, were reflected in the Company’s accumulated other comprehensive loss component of stockholders’ equity at March 31, 2012. Deterioration in credit quality and/or current imbalances in liquidity that may exist in the financial marketplace might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as other than temporary in future periods, resulting in write-downs and charges to earnings.

Deposits. The following table shows information concerning the Company's average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the periods ended March 31, 2012 and December 31, 2011.

	Three Months Ended March 31, 2012			Year ended December 31, 2011
	Average Amount	Percent of Total Deposits	Average Rate	Average Amount	Percent of Total Deposits	Average Rate
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$73,324	15.6	—	$66,389	15.6	—
Interest bearing checking accounts	80,241	17.1	0.19%	74,862	17.5	0.23%
Money Market accounts	95,867	20.4	0.33%	85,694	20.1	0.49%
Savings accounts	62,267	13.3	0.14%	55,442	13.0	0.24%
Total nontime deposits	311,699	66.4	0.18%	282,387	66.2	0.26%
Time deposits:
Less than $100,000	83,115	17.7	1.24%	78,167	18.3	1.40%
$100,000 and over	74,278	15.9	1.43%	66,327	15.5	1.52%
Total time deposits	157,393	33.6	1.33%	144,494	33.8	1.45%
Total deposits	$469,092	100.0	0.57%	$426,881	100.0	0.66%
The Company participates in the Certificate of Deposit Account Registry Service (CDARS) of Promontory Interfinancial Network, LLC, which permits the Company to offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants. Participants may also purchase deposits through CDARS. There were $5.9 million of time deposits of $250,000 or less on the balance sheet at March 31, 2012 and December 31, 2011 which were exchanged with other CDARS participants and are therefore considered for certain regulatory purposes to be “brokered” deposits. The Company also participates in Promontory Interfinancial Network's Insured Cash Sweep (ICS) program. ICS is a service through which Union can offer its customers a savings product with access to multi-million dollar FDIC insurance while receiving reciprocal deposits from other banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of savings deposits through ICS in effect permits Union to retain the full amount of the customer's deposits on Union's balance sheet. There was $3.0 million in ICS money market deposits on the balance sheet at March 31, 2012 and $1.8 million at December 31, 2011. None of the Company’s CDARS or ICS deposits, as of the respective balance sheet dates, represent purchased deposits as all such deposits were matched dollar for dollar with Union’s customer deposits which were placed in other participating financial institutions in order to provide those customers with full FDIC insurance coverage.

The following table sets forth information regarding the Company’s time deposits in amounts of $100,000 and over at March 31, 2012 and December 31, 2011 that mature during the periods indicated:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Within 3 months	$28,571	$9,922
3 to 6 months	13,584	33,154
6 to 12 months	14,554	17,140
Over 12 months	13,575	14,341
	$70,284	$74,557
In total the Company’s time deposits in amounts of $100 thousand and over dropped $4.3 million, or 5.7%, between December 31, 2011 and March 31, 2012 while on average the balances increased. There was a change in each of the maturity time frames, especially the within 3 months and the 3 to 6 months categories. In Vermont, the fiscal year

Union Bankshares, Inc. Page 40

ends on June 30th for the majority of municipalities and school districts, with most of their time deposits maturing on that date, causing the majority of the swing between time periods.

Total deposits on average between the year ended December 31, 2011 and the three months ended March 31, 2012 grew $42.2 million, or 9.9%, with growth in all categories. For the three month period ended March 31, 2012, the average deposits in the branches acquired in May 2011 amounted to $61.5 million versus the average volume of $38.4 million for the year ended December 31, 2011. The lower average volume for the year 2011 reflects the fact that the branch acquisitions occurred in May of 2011. Time deposits have trended towards very short duration or migrated to nontime deposits because of the low interest rate environment and the perceived customer desire to be in a position to take advantage of the inevitable rise in interest rates. Time deposits at March 31, 2012 have decreased slightly from December 31, 2011 and management believes that most of the funds have flowed into money market accounts where current interest rates are higher than on short-term certificates.

Part of the Dodd-Frank Act permanently raised FDIC deposit insurance coverage to $250 thousand per depositor per insured depository institution for each account ownership category. At March 31, 2012, the Company had deposit accounts with less than $250 thousand totaling $358.6 million, or 75.0% of its deposits, which now have permanent FDIC insurance protection. There is an additional $18.5 million in noninterest bearing or IOLTA deposit accounts greater than $250 thousand at March 31, 2012 with unlimited FDIC insurance until December 31, 2012. An additional $17.9 million of municipal deposits which are currently over the FDIC insurance coverage limit have been collateralized by Union under applicable state regulations by investment securities or loans.

Borrowings. Total borrowed funds at March 31, 2012 were $27.3 million compared to $29.0 million at December 31, 2011, a net decrease of $1.7 million, or 6.0%. Borrowings from the FHLB of Boston were $22.9 million at March 31, 2012, at a weighted average rate of 3.89%, and $22.3 million at December 31, 2011, at a weighted average rate of 4.06%. The increase in FHLB borrowings was a $1.0 million advance for short term liquidity funding at 0.20%, offset by the prepayment of a $268 thousand advance at 4.07% and a March 2015 maturity date which resulted in a prepayment penalty for the three months ended March 31, 2012 of $15 thousand. The Company also made scheduled monthly payments on long-term FHLB of Boston amortizing advances of $215 thousand for the three months ended March 31, 2012. In addition, the Company had overnight secured customer repurchase agreement sweeps at March 31, 2012 of $4.4 million compared to $6.7 million at December 31, 2011, a decrease of $2.3 million. The Company had no overnight federal funds purchased or advances on its repurchase agreement line or at the Federal Reserve discount window on either March 31, 2012 or December 31, 2011.

OTHER FINANCIAL CONSIDERATIONS

Market Risk and Asset and Liability Management. Market risk is the potential of loss in a financial instrument arising from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices and equity prices. As of March 31, 2012, the Company did not have any market risk sensitive instruments acquired for trading purposes. The Company’s market risk arises primarily from interest rate risk inherent in its lending, investing, deposit taking and borrowing activities, as yields on assets change in a different time period or to a different extent from that of interest costs on liabilities. Many other factors also affect the Company’s exposure to changes in interest rates, such as national, regional and local economic and financial conditions, financial market conditions, legislative and regulatory actions, competitive pressures, customer preferences including loan prepayments and/or early withdrawal of time deposits, and historical pricing relationships. These factors and the Company's methodology to measure and manage these risks are discussed in greater detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 and have not changed during the three months ended March 31, 2012.

As of March 31, 2012, $43.2 million, or 93.5%, of the investment portfolio was classified as available-for-sale and the modified duration was relatively short. The Company does not utilize any exotic derivative products or invest in any "high risk" instruments.

Union Bankshares, Inc. Page 41

The Company’s interest rate sensitivity analysis (simulation) as of December 2011 for a flat rate environment (the prime rate at both December 31, 2011 and March 31, 2012 was 3.25%) projected the following for the three months ended March 31, 2012, compared to the actual results:

	March 31, 2012
	Projected	Actual	Percentage Difference
	(Dollars in thousands)
Net Interest Income	$5,473	$5,286	(3.4)
Net Income	$1,226	$1,227	0.1
Return on Assets	0.92%	0.90%	(2.2)
Return on Equity	11.57%	12.16%	5.1

Actual net interest income is $5.3 million, $187 thousand or 3.4%, lower than projected as loan demand was not as strong as anticipated and actual interest rates on loans, investment securities and interest bearing deposits were below projected rates. The Company, in order to increase interest income, decided to increase the residential mortgage loan portfolio $7.2 million by keeping in portfolio some secondary market qualified residential loans originated during the three months ended March 31, 2012 rather than selling them to the secondary market.

Net income for the three months ended March 31, 2012 is in line with budgeted amounts for 2012. Although our actual net interest income compared to the projected amount resulted in a negative variance of $187 thousand, this was offset by the combined effect of positive variances of $257 thousand in net gain on the sale of loans, $42 thousand in gain on sale of available-for-sale securities, and $43 thousand in deposit and other services charges, and negative variances of $45 thousand in pension expense, $22 thousand in the FDIC assessment, $29 thousand in equipment expenses, and $36 thousand in OREO expenses.

Commitments, Contingent Liabilities, and Off-Balance-Sheet Arrangements. The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers, to reduce its own exposure to fluctuations in interest rates, and to implement its strategic objectives. These financial instruments include commitments to extend credit, standby letters of credit, interest rate caps and floors written on adjustable-rate loans, commitments to participate in or sell loans, commitments to buy or sell securities, certificates of deposit or other investment instruments and risk-sharing commitments on certain sold loans. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheet. The contract or notional amounts of these instruments reflect the extent of involvement the Company has in a particular class of financial instruments.

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

The following table details the contract or notional amount of financial instruments that represent credit risk at the dates indicated:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Commitments to originate loans	$20,771	$10,176
Unused lines of credit	61,082	48,758
Standby letters of credit	1,949	1,503
Credit card arrangements	906	933
FHLB of Boston MPF credit enhancement obligation, net	163	86
Commitment to purchase investment securities	970	504
Commitment to purchase FDIC insured certificates of deposit	64	—
Total	$85,905	$61,960

Union Bankshares, Inc. Page 42

Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have a fixed expiration date or other termination clause and may require payment of a fee. Since many of the loan commitments are expected to expire without being drawn upon and not all credit lines will be utilized, the total commitment amounts do not necessarily represent future cash requirements. Lines of credit incur seasonal volume fluctuations due to the nature of some customers' businesses, such as tourism and maple syrup products production.

The Company did not hold or issue derivative or hedging instruments during the three month period ended March 31, 2012. The commitment to purchase investment securities and FDIC insured certificates of deposit reflects management's strategy to redeploy funds that were in overnight deposit accounts at March 31, 2012 into higher earning assets.

The Company’s subsidiary bank is required (as are all banks) to maintain vault cash or a noninterest bearing reserve balance as established by Federal Reserve regulations. The Bank’s average total required reserve for the 14 day maintenance period including March 31, 2012 was $509 thousand and for December 31, 2011 was $546 thousand, both of which were satisfied by vault cash. The Company has also committed to maintain a noninterest bearing contracted clearing balance of $1.0 million at March 31, 2012 with the Federal Reserve Bank of Boston.

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

Union Bankshares, Inc. Page 43

The following table shows the Company's rate sensitivity analysis as of March 31, 2012:

	Cumulative repriced within
	3 Months or Less	4 to 12 Months	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
	(Dollars in thousands, by repricing date)
Interest sensitive assets:
Overnight deposits	$14,443	$—	$—	$—	$—	$14,443
Interest bearing deposits in banks	1,343	6,708	14,435	996	—	23,482
Investment securities (1)(3)	9,228	2,676	7,979	8,558	16,813	45,254
Nonmarketable securities	—	—	—	—	1,855	1,855
Loans and loans held for sale (2)(3)	185,861	68,973	85,477	55,159	37,848	433,318
Total interest sensitive assets	$210,875	$78,357	$107,891	$64,713	$56,516	$518,352
Interest sensitive liabilities:
Time deposits	$50,430	$62,369	$34,229	$6,159	$—	$153,187
Money markets	47,699	—	—	—	52,605	100,304
Regular savings	23,724	—	—	—	40,024	63,748
Interest bearing checking	46,120	—	—	—	39,140	85,260
Borrowed funds	5,612	5,102	1,659	5,555	9,353	27,281
Total interest sensitive liabilities	$173,585	$67,471	$35,888	$11,714	$141,122	$429,780
Net interest rate sensitivity gap	$37,290	$10,886	$72,003	$52,999	$(84,606)	$88,572
Cumulative net interest rate sensitivity gap	$37,290	$48,176	$120,179	$173,178	$88,572
Cumulative net interest rate sensitivity gap as a percentage of total assets	6.7%	8.7%	21.6%	31.2%	15.9%
Cumulative net interest rate sensitivity gap as a percentage of total interest sensitive assets	7.2%	9.3%	23.2%	33.4%	17.1%
Cumulative net interest rate sensitivity gap as a percentage of total interest sensitive liabilities	8.7%	11.2%	28.0%	40.3%	20.6%
____________________

(1)	Investment securities exclude marketable equity securities and mutual funds with a fair value of $792 thousand and $152 thousand, respectively, that may be sold by the Company at any time.

(2)	Balances shown include deferred unamortized loan costs of $151 thousand.

(3)	Estimated repayment assumptions considered in Asset/Liability model.

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

The acquisition of three New Hampshire branches in May 2011 brought in $67.0 million in total deposits, of which over 50% were in a market where Union was already present, with the balance in two new local markets comprising communities similar to Union's existing markets. This purchase and assumption transaction resulted in $29.6 million in cash inflow which has been invested in interest earning assets.

For the quarter ended March 31, 2012, the Company’s ratio of average loans to average deposits dropped to 91.5% compared to 96.8% for the quarter ended March 31, 2011, as the acquisition of the branches provided $32.9 million in loans and $67.0 million in deposits.

Union Bankshares, Inc. Page 44

Loan demand has been stronger in the first three months of 2012 than in the same period in 2011 as origination of loans held for sale was $29.6 million during the three months ended March 31, 2012 compared to $13.7 million during the three months ended March 31, 2011. The net increase in portfolio loans was $1.2 million for the three months ended March 31, 2012 compared to a decrease of $7.2 million for the three months ended March 31, 2011.

As a member of the FHLB of Boston, Union had access to unused lines of credit up to $4.5 million at March 31, 2012 over and above the $22.9 million term advances already drawn on the lines, based on a FHLB of Boston estimate as of that date. With the purchase of required FHLB of Boston Class B common stock and evaluation by the FHLB of Boston of the underlying collateral available, line availability could rise to approximately $20.7 million. This line of credit can be used for either short-or-long-term liquidity or other needs. In addition to its borrowing arrangements with the FHLB of Boston, Union maintains a pre-approved Federal Funds $7.0 million line of credit with an upstream correspondent bank, a $15 million repurchase agreement line of credit and access to the Federal Reserve discount window, which would require pledging of qualified assets. There was no balance outstanding on the federal funds or repurchase agreement lines or at the discount window at March 31, 2012.

There were no purchased deposits through CDARS or ICS (or otherwise) at either March 31, 2012 or December 31, 2011, although Union had exchanged $8.9 million and $7.7 million of deposits, respectively, with other CDARS/ICS members at those dates.

The Company’s management monitors current and projected cash flows and adjusts positions as necessary to maintain adequate levels of liquidity. Although approximately 73.6% of the Company’s time deposits will mature within twelve months, that level is consistent with the preceding five years, which ranged from 70.2% to 87.8%. The Federal Open Market Committee of the Federal Reserve has committed to keeping interest rates low until at least 2014. But in the future, as interest rates rise, the increase in rates may lead to early redemptions of certificates of deposit by customers which will present its own liquidity issue which will have to be managed. The movement of funds from FDIC insured deposits back into the financial market is also something that we monitor as it could cause a liquidity concern.

A reduction in total deposits could be offset by purchases of federal funds, utilization of the repurchase agreement line of credit, utilization of the Federal Reserve discount window, purchases of brokered deposits such as one-way CDARS deposits, short-or-long-term FHLB borrowings, or liquidation of investment securities available-for-sale or loans held for sale. Such steps could result in an increase in the Company’s cost of funds or a decrease in the yield earned on assets and therefore adversely impact the net interest spread and margin. Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. However, any projections of future cash needs and flows are subject to substantial uncertainty, including factors outside the Company's control. Customer behavior in the new branches acquired will continue to be closely monitored as the majority of these customers are new to Union Bank.

Capital Resources. Capital management is designed to maintain an optimum level of capital in a cost-effective structure that meets target regulatory ratios, supports management’s internal assessment of economic capital, funds the Company’s business strategies and builds long-term stockholder value. Dividends are generally in line with long-term trends in earnings per share and conservative earnings projections, while sufficient profits are retained to support anticipated business growth, fund strategic investments and provide continued support for deposits. The Company and its subsidiary continue to be considered well capitalized under the capital adequacy requirements to which they are subject. The Company continues to evaluate growth opportunities both through internal growth or potential acquisitions. The high dividend payouts and treasury stock purchases during the last few years, as well as the May 2011 acquisition of three New Hampshire branches, reflect the Board’s desire to utilize our capital for the benefit of the stockholders.

The total dollar value of the Company’s stockholders’ equity at March 31, 2012 of $40.5 million was up $155 thousand from December 31, 2011 at $40.3 million, reflecting net income of $1.2 million for the first three months of 2012, and a positive change of $51 thousand in accumulated other comprehensive loss, partially offset by the dividend payment of $1.1 million in the first three months of 2012 and the $13 thousand purchase of Treasury stock.

Union Bankshares, Inc. has 7,500,000 shares of $2.00 par value common stock authorized. As of March 31, 2012, the Company had 4,923,286 shares issued, of which 4,456,504 were outstanding and 466,782 were held in treasury.

On May 20, 2010, Union Bankshares, Inc. announced the adoption of a limited stock repurchase program to authorize the repurchase of up to 2,500 shares of its common stock each calendar quarter in open market purchases or privately negotiated transactions, as management deems advisable and as market conditions warrant. The repurchase

Union Bankshares, Inc. Page 45

authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase authorization was reauthorized in December 2011 and expires on December 31, 2012. The Company repurchased 700 shares during the first three months of 2012 at a total cost of $13 thousand.

The Company has reserved 50,000 shares of common stock for issuance under the 2008 Incentive Stock Option Plan of Union Bankshares, Inc. and Subsidiary. There were no options granted or exercised during the three months ended March 31, 2012. The stock to be issued upon exercise of options granted under this Plan consists of authorized but unissued shares of the common stock and/or shares held in treasury. As of March 31, 2012, there were 8,500 employee incentive stock options outstanding and exercisable under the Plan. There were also 3,000 incentive stock options granted during the second quarter of 2011 which will become exercisable in May 2012. As of March 31, 2012, there was $3 thousand of unrecognized compensation cost related to the unvested stock options granted under the Plan. Of the options that are currently exercisable under the Plan, options for the purchase of a total of 4,500 shares were “in the money” at March 31, 2012. As of March 31, 2012, options for the purchase of 2,500 shares granted under the Company’s previous incentive stock option plan were outstanding, vested and exercisable; however none of those options were “in the money” and none were exercised during the first three months of 2012.

Union Bankshares, Inc. and Union are subject to various regulatory capital requirements administered by the federal banking agencies. Management believes that as of March 31, 2012, both companies met all capital adequacy requirements to which they are subject. As of March 31, 2012, the most recent calculation date, Union was categorized as well capitalized under the regulatory framework for prompt corrective action. The prompt corrective action capital category framework applies to FDIC insured depository institutions such as Union but does not apply directly to bank holding companies such as the Company. To be categorized as well capitalized, Union must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. As a bank holding company, the Company is subject to substantially similar capital adequacy requirements of the Federal Reserve Board. There were no conditions or events between March 31, 2012 and the date of this report that management believes have changed either company’s category.

	Actual		Minimum For Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
As Of March 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk weighted assets
Union	$45,180	12.04%	$30,020	8.0%	$37,525	10.0%
Company	45,380	12.07%	30,078	8.0%	N/A	N/A
Tier I capital to risk weighted assets
Union	$40,751	10.86%	$15,010	4.0%	$22,514	6.0%
Company	40,951	10.89%	15,042	4.0%	N/A	N/A
Tier I capital to average assets
Union	$40,751	7.55%	$21,590	4.0%	$26,987	5.0%
Company	40,951	7.58%	21,667	4.0%	N/A	N/A

The total risk based capital ratio for the Company at December 31, 2011 was 12.2% and had dropped slightly to 12.07% at March 31, 2012 .

The Company remains focused on achieving its goals of long-term growth and an above-average shareholder return, while maintaining a strong capital position. Management is aware of the particular importance in today’s uncertain economic environment of maintaining strong capital reserves and planning for future capital needs.

A quarterly cash dividend of $0.25 per share was declared to shareholders of record on April 28, 2012, payable May 9, 2012. Dividends for each of the previous four quarters were $0.25 per share.

Union Bankshares, Inc. Page 46

Regulatory Matters. The Company and Union are subject to periodic examinations by the various regulatory agencies. These examinations include, but are not limited to, procedures designed to review lending practices, risk management, credit quality, liquidity, compliance and capital adequacy. During 2011, the Vermont Department of Banking performed a regular, periodic regulatory examination of Union. No comments were received that would have a material adverse effect on the Company’s or Union’s liquidity, financial position, capital resources, or results of operations. Examinations of the Company and Union are expected to be performed during 2012 by the FDIC and other regulatory entities pursuant to their regular, periodic regulatory reviews.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Information called for by this item is incorporated by reference in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption OTHER FINANCIAL CONSIDERATIONS on pages 41-47.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2012. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.

Changes in Internal Controls over Financial Reporting. There was no change in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Union Bankshares, Inc. Page 47

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From January 1, 2012 to March 31, 2012, there was no unregistered issuance of the Company's equity securities.

The following table summarizes repurchases of the Company's equity securities made during the quarter ended March 31, 2012:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Program
January 2012	—	—	—	2,500
February 2012	—	—	—	2,500
March 2012	700	$19.24	700	—
____________________

(1)
All repurchases shown in the table were made pursuant to an informal stock repurchase program adopted May 19, 2010 under which the Company may repurchase up to 2,500 shares of its common stock each calendar quarter, in open market or privately negotiated transactions. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The program was reauthorized in December 2011 and will expire on December 31, 2012.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three months ended March 31, 2012 and 2011, (iii) the unaudited consolidated statements of comprehensive income for the three months ended March 31, 2012 and 2011, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes, tagged as blocks of text.* **

____________________

*
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

Union Bankshares, Inc. Page 48

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Union Bankshares, Inc.

May 14, 2012	/s/ Kenneth D. Gibbons
Kenneth D. Gibbons
Chairman of the Board and Chief Executive Officer

May 14, 2012	/s/ Marsha A. Mongeon
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three months ended March 31, 2012 and 2011, (iii) the unaudited consolidated statements of comprehensive income for the three months ended March 31, 2012 and 2011, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes, tagged as blocks of text.* **

____________________

*
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

Union Bankshares, Inc. Page 49