Form 10-Q
period 2012-06-30
UNION BANKSHARES INC
filed 2012-08-14
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 27, 2012:

Common Stock, $2 par value	4,457,204 shares

UNION BANKSHARES, INC.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(unaudited)
Assets	(Dollars in thousands)
Cash and due from banks	$5,220	$5,871
Federal funds sold and overnight deposits	7,132	18,510
Cash and cash equivalents	12,352	24,381
Interest bearing deposits in banks	22,027	24,020
Investment securities available-for-sale	34,876	42,954
Investment securities held-to-maturity (fair value $4.0 million at December 31, 2011)	—	4,000
Loans held for sale	15,105	4,888
Loans	421,143	424,319
Allowance for loan losses	(4,580)	(4,226)
Net deferred loan costs	162	177
Net loans	416,725	420,270
Accrued interest receivable	1,731	1,810
Premises and equipment, net	10,290	9,163
Core deposit intangible	1,523	1,608
Goodwill	2,223	2,223
Investment in real estate limited partnerships	4,158	4,473
Company-owned life insurance	3,775	3,676
Other assets	9,475	9,285
Total assets	$534,260	$552,751
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$74,513	$76,656
Interest bearing	249,318	239,058
Time	135,576	157,725
Total deposits	459,407	473,439
Borrowed funds	23,983	29,015
Liability for defined benefit pension plan	6,157	5,679
Accrued interest and other liabilities	3,685	4,279
Total liabilities	493,232	512,412
Commitments and Contingencies
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,923,986 shares issued at June 30, 2012 and 4,923,286 shares issued at December 31, 2011	9,848	9,847
Additional paid-in capital	293	276
Retained earnings	38,822	38,385
Treasury stock at cost; 466,782 shares at June 30, 2012 and 466,082 shares at December 31, 2011	(3,836)	(3,823)
Accumulated other comprehensive loss	(4,099)	(4,346)
Total stockholders' equity	41,028	40,339
Total liabilities and stockholders' equity	$534,260	$552,751
See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 1

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands except per share data)
Interest and dividend income
Interest and fees on loans	$5,840	$5,389	$11,650	$10,585
Interest on debt securities:
Taxable	172	177	371	320
Tax exempt	92	81	180	154
Dividends	6	1	24	5
Interest on federal funds sold and overnight deposits	3	10	7	16
Interest on interest bearing deposits in banks	72	76	149	152
Total interest and dividend income	6,185	5,734	12,381	11,232
Interest expense
Interest on deposits	619	712	1,279	1,385
Interest on borrowed funds	234	290	484	578
Total interest expense	853	1,002	1,763	1,963
Net interest income	5,332	4,732	10,618	9,269
Provision for loan losses	180	150	360	300
Net interest income after provision for loan losses	5,152	4,582	10,258	8,969
Noninterest income
Trust income	159	149	306	281
Service fees	1,197	1,047	2,372	2,053
Net gains on sales of investment securities available-for-sale	2	10	44	10
Net gains on sales of loans held for sale	668	339	1,141	507
Other income	142	112	208	207
Total noninterest income	2,168	1,657	4,071	3,058
Noninterest expenses
Salaries and wages	2,235	1,892	4,469	3,622
Pension and employee benefits	1,057	779	2,115	1,596
Occupancy expense, net	285	261	629	551
Equipment expense	341	267	686	563
Branch acquisition expenses	—	307	—	345
Other expenses	1,645	1,513	3,205	2,922
Total noninterest expenses	5,563	5,019	11,104	9,599
Income before provision for income taxes	1,757	1,220	3,225	2,428
Provision for income taxes	319	189	560	369
Net income	$1,438	$1,031	$2,665	$2,059
Earnings per common share	$0.32	$0.23	$0.60	$0.46
Weighted average number of common shares outstanding	4,456,858	4,457,204	4,456,969	4,456,475
Dividends per common share	$0.25	$0.25	$0.50	$0.50

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 2

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Net income	$1,438	$1,031	$2,665	$2,059
Other comprehensive income, net of tax:
Investment securities available-for-sale:
Net unrealized holding gains arising during the period on investment securities available-for-sale	92	126	54	211
Reclassification adjustments for net gains on investment securities available-for-sale realized in net income	(1)	(7)	(29)	(7)
Total	91	119	25	204
Defined benefit pension plan:
Net actuarial loss arising during period	—	—	26	—
Reclassification adjustment for amortization of net actuarial loss realized in net income	104	31	194	61
Reclassification adjustment for amortization of prior service cost realized in net income	1	1	2	2
Total	105	32	222	63
Total other comprehensive income	196	151	247	267
Total comprehensive income	$1,634	$1,182	$2,912	$2,326

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 3

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2012 and 2011 (Unaudited)

	Common Stock
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total stockholders’ equity
	(Dollars in thousands)
Balances, December 31, 2011	4,457,204	$9,847	$276	$38,385	$(3,823)	$(4,346)	$40,339
Net income	—	—	—	2,665	—	—	2,665
Other comprehensive income	—	—	—	—	—	247	247
Cash dividends declared ($0.50 per share)	—	—	—	(2,228)	—	—	(2,228)
Stock based compensation expense	—	—	6	—	—	—	6
Exercise of stock options	700	1	11	—	—	—	12
Purchase of treasury stock	(700)	—	—	—	(13)	—	(13)
Balances, June 30, 2012	4,457,204	$9,848	$293	$38,822	$(3,836)	$(4,099)	$41,028
Balances, December 31, 2010	4,455,704	$9,844	$244	$37,623	$(3,823)	$(2,163)	$41,725
Net income	—	—	—	2,059	—	—	2,059
Other comprehensive income	—	—	—	—	—	267	267
Issuance of common stock	1,500	3	23	—	—	—	26
Cash dividends declared ($0.50 per share)	—	—	—	(2,228)	—	—	(2,228)
Stock based compensation expense	—	—	1	—	—	—	1
Balances, June 30, 2011	4,457,204	$9,847	$268	$37,454	$(3,823)	$(1,896)	$41,850

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 4

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2012	2011
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income	$2,665	$2,059
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	405	337
Provision for loan losses	360	300
Deferred income tax (benefit) provision	(492)	413
Net amortization of investment securities	47	25
Equity in losses of limited partnerships	315	237
Stock based compensation expense	6	1
Net increase (decrease) in unamortized loan costs	15	(22)
Proceeds from sales of loans held for sale	49,394	30,929
Origination of loans held for sale	(58,470)	(27,932)
Net gains on sales of loans held for sale	(1,141)	(507)
Net gain on disposals of premises and equipment	(14)	(1)
Net gains on sales of investment securities available-for-sale	(44)	(10)
Net gains on sales of repossessed property	—	(4)
Write-downs of impaired assets	77	147
Net losses (gains) on sales of other real estate owned	6	(19)
Decrease in accrued interest receivable	79	24
Amortization of core deposit intangible	85	14
Decrease (increase) in other assets	150	(1,359)
Contribution to defined benefit pension plan	—	(1,250)
Increase in other liabilities	911	1,100
Net cash (used in) provided by operating activities	(5,646)	4,482
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	4,326	4,008
Purchases	(2,333)	(5,870)
Investment securities held-to-maturity
Proceeds from maturities, calls and paydowns	4,000	500
Purchases	—	(3,500)
Investment securities available-for-sale
Proceeds from sales	1,290	658
Proceeds from maturities, calls and paydowns	11,631	1,840
Purchases	(4,808)	(14,440)
Net decrease in loans	2,951	9,380
Recoveries of loans charged off	29	29
Purchases of premises and equipment	(1,537)	(698)
Investments in limited partnerships	(690)	(919)
Proceeds from sales of premises and equipment	19	—
Proceeds from sales of other real estate owned	32	625
Proceeds from sales of repossessed property	—	4
Cash acquired, net of cash paid, in branch acquisitions	—	28,898
Net cash provided by investing activities	14,910	20,515

Union Bankshares, Inc. Page 5

Cash Flows From Financing Activities
Repayment of long-term debt	(678)	(492)
Net (decrease) increase in short-term borrowings outstanding	(4,354)	4,076
Net (decrease) increase in noninterest bearing deposits	(2,143)	350
Net increase (decrease) in interest bearing deposits	10,260	(19,482)
Net (decrease) increase in time deposits	(22,149)	8,421
Issuance of common stock	12	26
Purchase of treasury stock	(13)	—
Dividends paid	(2,228)	(2,228)
Net cash used in financing activities	(21,293)	(9,329)
Net (decrease) increase in cash and cash equivalents	(12,029)	15,668
Cash and cash equivalents
Beginning of period	24,381	14,292
End of period	$12,352	$29,960
Supplemental Disclosures of Cash Flow Information
Interest paid	$1,962	$2,118
Income taxes paid	$725	$650
Supplemental Schedule of Noncash Investing and Financing Activities
Other real estate acquired in settlement of loans	$190	$—
Loans originated to finance the sale of other real estate owned	$—	$368
Investment in limited partnerships acquired by capital contributions payable	$—	$645

Assets acquired and liabilities assumed in branch acquisitions:
Loans and other non-cash assets, excluding goodwill and core deposit intangible	$—	$34,326
Deposits and other liabilities	$—	$67,162

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 6

UNION BANKSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Union Bankshares, Inc. and Subsidiary (the Company) as of June 30, 2012, and for the three and six months ended June 30, 2012 and 2011, have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information, general practices within the banking industry, and the accounting policies described in the Company’s Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein, have been made. This information should be read in conjunction with the Company’s 2011 Annual Report to Shareholders and 2011 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2012, or any other interim period.

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

Note 4. Recent Accounting Pronouncements

In May 2011, the FASB issued an ASU, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments in this ASU explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this ASU are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. Management has adopted the ASU, which did not have a material effect on the Company's consolidated financial statements. (See Note 11.)

In June 2011, the FASB issued an ASU, Presentation of Comprehensive Income, to improve the comparability, consistency and transparency of financial reporting, to increase the prominence of items reported in other comprehensive income and to facilitate convergence of GAAP and IFRS. The ASU eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and requires that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both formats, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and other comprehensive income are presented. The amendments in the ASU are to be applied retrospectively and are effective for annual and interim periods beginning after December 15, 2011, except for the presentation requirements of reclassifications of items out of accumulated other comprehensive income which have been delayed indefinitely by an ASU issued by FASB in December 2011. Management has adopted the ASU and has opted to present two separate statements. (See Consolidated Statements of Comprehensive Income and Note 10.)

Union Bankshares, Inc. Page 7

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

In July 2012, the FASB issued an ASU, Intangibles-Goodwill and Other. The objective of the amendments in this ASU is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite long-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles-Goodwill and Other-General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. Management has adopted the ASU, which did not have a material effect on the Company's consolidated financial statements.

Note 5. Goodwill and Other Intangible Assets
As a result of the acquisition of three New Hampshire branches in May 2011, the Company recorded goodwill amounting to $2.2 million. The goodwill is not amortizable and is not deductible for tax purposes. Goodwill is evaluated for impairment when conditions warrant, as recommended by current authoritative guidance.

The Company also recorded $1.7 million of acquired identifiable intangible assets in connection with the branch acquisition, representing the core deposit intangible which is subject to straight-line amortization over the estimated 10 year average life of the core deposit base, absent any future impairment. Management will evaluate the core deposit intangible for impairment if conditions warrant.

The amortization expense is included in other noninterest expense on the consolidated statement of income and is deductible for tax purposes.

Amortization expense for the core deposit intangible was $42 thousand and $14 thousand for the three months ended June 30, 2012 and 2011, respectively, and $85 thousand and $14 thousand for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, the remaining amortization expense related to the core deposit intangible, absent any future impairment, is expected to be as follows:

(Dollars in thousands)
2012	$85
2013	171
2014	171
2015	171
2016	171
Thereafter	754
Total	$1,523

Union Bankshares, Inc. Page 8

Note 6. Investment Securities
Investment securities as of the balance sheet dates consisted of the following:

June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$10,325	$68	$(1)	$10,392
Agency mortgage-backed	2,569	57	(1)	2,625
State and political subdivisions	13,091	1,037	(9)	14,119
Corporate	6,602	188	—	6,790
Total debt securities	32,587	1,350	(11)	33,926
Marketable equity securities	746	67	(16)	797
Mutual funds	153	—	—	153
Total	$33,486	$1,417	$(27)	$34,876

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$17,456	$99	$(18)	$17,537
Agency mortgage-backed	3,326	61	(1)	3,386
State and political subdivisions	11,813	1,018	(1)	12,830
Corporate	8,127	179	(13)	8,293
Total debt securities	40,722	1,357	(33)	42,046
Marketable equity securities	746	39	(12)	773
Mutual funds	135	—	—	135
Total	$41,603	$1,396	$(45)	$42,954
Held-to-maturity
U.S. Government-sponsored enterprises	$4,000	$1	$(3)	$3,998

Proceeds from the sale of securities available-for-sale were $502 thousand and $1.3 million for the three and six months ended June 30, 2012, respectively. Gross realized gains from the sale of securities available-for-sale were $2 thousand and $44 thousand for the three and six months ended June 30, 2012, respectively. There were no gross realized losses for the three and six months ended June 30, 2012. Proceeds from the sale of securities available-for-sale were $658 thousand for the three and six months ended June 30, 2011. Gross realized gains from the sale of securities available-for-sale were $11 thousand and gross realized losses were $1 thousand for the three and six months ended June 30, 2011, respectively. The specific identification method is used to determine realized gains and losses on sales of securities available-for-sale.

Union Bankshares, Inc. Page 9

The amortized cost and estimated fair value of debt securities by contractual scheduled maturity as of June 30, 2012 were as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Available-for-sale
Due in one year or less	$1,518	$1,528
Due from one to five years	8,275	8,482
Due from five to ten years	8,462	8,821
Due after ten years	11,763	12,470
	30,018	31,301
Agency mortgage-backed securities	2,569	2,625
Total debt securities available-for-sale	$32,587	$33,926

Actual maturities may differ for certain debt securities that may be called by the issuer prior to the contractual maturity. Actual maturities usually differ from contractual maturities in agency mortgage-backed securities because the mortgages underlying the securities may be prepaid, usually without any penalties. Therefore, these agency mortgage-backed securities are shown separately and not included in the contractual maturity categories in the above maturity summary.

Information pertaining to investment securities with gross unrealized losses as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

June 30, 2012	Less Than 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(Dollars in thousands)
Debt securities:
U.S. Government-sponsored enterprises	$1,000	$(1)	$—	$—	$1,000	$(1)
Agency mortgage-backed	—	—	311	(1)	311	(1)
State and political subdivisions	1,157	(9)	—	—	1,157	(9)
Total debt securities	2,157	(10)	311	(1)	2,468	(11)
Marketable equity securities	76	(12)	10	(4)	86	(16)
Total	$2,233	$(22)	$321	$(5)	$2,554	$(27)

December 31, 2011	Less Than 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(Dollars in thousands)
Debt securities:
U.S. Government-sponsored enterprises	$7,389	$(21)	$—	$—	$7,389	$(21)
Agency mortgage-backed	—	—	361	(1)	361	(1)
State and political subdivisions	347	(1)	—	—	347	(1)
Corporate	3,075	(13)	—	—	3,075	(13)
Total debt securities	10,811	(35)	361	(1)	11,172	(36)
Marketable equity securities	193	(7)	10	(5)	203	(12)
Total	$11,004	$(42)	$371	$(6)	$11,375	$(48)

Union Bankshares, Inc. Page 10

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

At June 30, 2012, available-for-sale securities, consisting of two U.S. Government-sponsored enterprises, one agency mortgage-backed obligation, two tax-exempt municipal securities, one taxable municipal bond, and three marketable equity securities, had aggregate unrealized losses of $27 thousand. One marketable equity security and the one agency mortgage-backed obligation had continuous unrealized losses for longer than twelve months. The Company has the ability to hold such securities for the foreseeable future. No declines were deemed by management to be other-than-temporary at June 30, 2012.

Investment securities with a carrying amount of $5.1 million and $11.2 million at June 30, 2012 and December 31, 2011, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

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

Union Bankshares, Inc. Page 11

Loan origination fees and direct loan origination costs are deferred and amortized as an adjustment of the related loan's yield using methods that approximate the interest method. The Company generally amortizes these amounts over the estimated average life of the related loans.

The loans purchased in the May 2011 acquisition of branches were recorded at the estimated fair market value at the time of purchase and totaled $32.9 million. The estimated fair value contains both accretable and nonaccretable components. The accretable component is amortized as an adjustment to the related loan yield over the average life of the loan. The nonaccretable component represents probable loss due to credit risk and is reviewed by management periodically and adjusted as deemed necessary. At the acquisition date, the fair value of the loans acquired resulted in an accretable loan premium component of $545 thousand, less a nonaccretable credit risk component of $318 thousand.

The following table summarizes activity in the accretable loan premium component for the acquired loan portfolio:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Balance at beginning of period	$468	$—	$491	$—
Acquisitions	—	545	—	545
Loan premium amortization	(23)	(7)	(46)	(7)
Balance at end of period	$445	$538	$445	$538

Loan premium amortization has been charged to Interest and fees on loans on the Company's statement of income for the periods reported. The remaining accretable loan premium component balance was $491 thousand at December 31, 2011. There has been no change in the nonaccretable credit risk component balance of $318 thousand since acquisition. The net carrying amounts of the acquired loans were $26.0 million and $27.9 million at June 30, 2012 and December 31, 2011, respectively, and are included in the loan balances below.

The composition of Net loans as of the balance sheet dates was as follows:

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Residential real estate	$146,827	$147,426
Construction real estate	30,637	28,077
Commercial real estate	192,500	189,770
Commercial	21,882	23,018
Consumer	6,426	6,134
Tax exempt	22,871	29,894
Gross loans	421,143	424,319
Allowance for loan losses	(4,580)	(4,226)
Net deferred loan costs	162	177
Net loans	$416,725	$420,270

Residential real estate loans aggregating $3.0 million and $9.9 million at June 30, 2012 and December 31, 2011, respectively, were pledged as collateral on deposits of municipalities. Qualified residential first mortgages held by Union may be pledged as collateral for borrowings from the Federal Home Loan Bank (FHLB) of Boston under a blanket lien.

Union Bankshares, Inc. Page 12

A summary of current, past due and nonaccrual loans as of the balance sheet dates follows:

June 30, 2012	Current	30-89 Days	90 Days and Over and accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$142,151	$865	$1,018	$2,793	$146,827
Construction real estate	30,507	—	70	60	30,637
Commercial real estate	190,406	983	—	1,111	192,500
Commercial	21,162	362	217	141	21,882
Consumer	6,391	26	3	6	6,426
Tax exempt	22,871	—	—	—	22,871
Total	$413,488	$2,236	$1,308	$4,111	$421,143

December 31, 2011	Current	30-89 Days	90 Days and Over and accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$140,330	$3,819	$606	$2,671	$147,426
Construction real estate	26,849	961	175	92	28,077
Commercial real estate	182,122	5,165	1,104	1,379	189,770
Commercial	22,519	376	12	111	23,018
Consumer	6,045	34	—	55	6,134
Tax exempt	29,894	—	—	—	29,894
Total	$407,759	$10,355	$1,897	$4,308	$424,319

Aggregate interest on nonaccrual loans not recognized was $1.0 million and $802 thousand as of June 30, 2012 and 2011, respectively, and $903 thousand as of December 31, 2011.

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

Union Bankshares, Inc. Page 13

Impaired loans may also include troubled loans that are restructured. A troubled debt restructuring occurs when the Company, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that would otherwise not be granted. Troubled debt restructuring may include the transfer of assets to the Company in partial satisfaction of a troubled loan, a modification of a loan's terms (such as reduction of stated interest rates below market rates, extension of maturity that does not conform to the Company's policies, reduction of face amount of loan, reduction of accrued interest, or reduction or deferment of cash payments in the near future), or a combination of both. A specific reserve amount is allocated to the allowance for individual loans that have been classified as impaired on the basis of the fair value of the collateral for collateral dependent loans, an observable market price, or the present value of anticipated future cash flows. The Company accounts for the change in present value attributable to the passage of time in the loan loss reserve. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer, real estate or small balance commercial loans for impairment evaluation, unless such loans are subject to a restructuring agreement or have been identified as impaired as part of a larger customer relationship.

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

Union Bankshares, Inc. Page 14

Changes in the Allowance for loan losses, by class of loans, for the three and six months ended June 30, 2012 and 2011 were as follows:

For The Three Months Ended June 30, 2012	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer, Municipal and Unallocated	Total
	(Dollars in thousands)
Balance, March 31, 2012	$1,260	$381	$2,405	$248	$112	$4,406
Provision for loan losses	39	43	49	16	33	180
Recoveries of amounts charged off	7	3	—	1	8	19
	1,306	427	2,454	265	153	4,605
Amounts charged off	(8)	(8)	(3)	—	(6)	(25)
Balance, June 30, 2012	$1,298	$419	$2,451	$265	$147	$4,580

For The Three Months Ended June 30, 2011	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer, Municipal and Unallocated	Total
	(Dollars in thousands)
Balance, March 31, 2011	$1,160	$240	$2,136	$264	$108	$3,908
Provision (credit) for loan losses	(24)	55	102	23	(6)	150
Recoveries of amounts charged off	—	—	—	2	7	9
	1,136	295	2,238	289	109	4,067
Amounts charged off	(1)	—	—	—	(6)	(7)
Balance, June 30, 2011	$1,135	$295	$2,238	$289	$103	$4,060

For The Six Months Ended June 30, 2012	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer, Municipal and Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2011	$1,250	$367	$2,278	$232	$99	$4,226
Provision for loan losses	49	54	176	29	52	360
Recoveries of amounts charged off	7	6	—	4	12	29
	1,306	427	2,454	265	163	4,615
Amounts charged off	(8)	(8)	(3)	—	(16)	(35)
Balance, June 30, 2012	$1,298	$419	$2,451	$265	$147	$4,580

For The Six Months Ended June 30, 2011	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer, Municipal and Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2010	$1,033	$240	$2,117	$250	$115	$3,755
Provision (credit) for loan losses	110	55	121	34	(20)	300
Recoveries of amounts charged off	1	—	—	5	22	28
	1,144	295	2,238	289	117	4,083
Amounts charged off	(9)	—	—	—	(14)	(23)
Balance, June 30, 2011	$1,135	$295	$2,238	$289	$103	$4,060

Union Bankshares, Inc. Page 15

The allocation of the Allowance for loan losses, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates was as follows:

June 30, 2012	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer, Municipal and Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$380	$29	$340	$97	$9	$855
Collectively evaluated for impairment	918	390	2,111	168	138	3,725
Total allocated	$1,298	$419	$2,451	$265	$147	$4,580

December 31, 2011	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer, Municipal and Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$328	$12	$293	$41	$11	$685
Collectively evaluated for impairment	922	355	1,985	191	88	3,541
Total allocated	$1,250	$367	$2,278	$232	$99	$4,226

The recorded investment in loans, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates was as follows:

June 30, 2012	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Tax Exempt	Total
	(Dollars in thousands)
Individually evaluated for impairment	$3,845	$103	$6,299	$270	$25	$—	$10,542
Collectively evaluated for impairment	131,853	30,525	172,783	20,947	6,116	22,342	384,566
	135,698	30,628	179,082	21,217	6,141	22,342	395,108
Acquired loans	11,129	9	13,418	665	285	529	26,035
Total	$146,827	$30,637	$192,500	$21,882	$6,426	$22,871	$421,143

December 31, 2011	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Tax Exempt	Total
	(Dollars in thousands)
Individually evaluated for impairment	$2,810	$92	$6,499	$355	$33	$—	$9,789
Collectively evaluated for impairment	132,115	27,976	169,576	21,861	5,724	29,344	386,596
	134,925	28,068	176,075	22,216	5,757	29,344	396,385
Acquired loans	12,501	9	13,695	802	377	550	27,934
Total	$147,426	$28,077	$189,770	$23,018	$6,134	$29,894	$424,319

Union Bankshares, Inc. Page 16

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

The following tables summarize the loan ratings applied to the Company's loans by class as of the balance sheet dates:

June 30, 2012	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Tax Exempt	Total
	(Dollars in thousands)
Pass	$125,759	$26,778	$131,146	$19,762	$6,041	$22,342	$331,828
Satisfactory/Monitor	6,094	3,747	41,637	1,185	75	—	52,738
Substandard	3,845	103	6,299	270	25	—	10,542
	135,698	30,628	179,082	21,217	6,141	22,342	395,108
Acquired loans	11,129	9	13,418	665	285	529	26,035
Total	$146,827	$30,637	$192,500	$21,882	$6,426	$22,871	$421,143

December 31, 2011	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Tax Exempt	Total
	(Dollars in thousands)
Pass	$127,338	$26,928	$135,764	$19,069	$5,652	$29,344	$344,095
Satisfactory/Monitor	4,777	1,048	33,812	2,792	72	—	42,501
Substandard	2,810	92	6,499	355	33	—	9,789
Total	134,925	28,068	176,075	22,216	5,757	29,344	396,385
Acquired loans	12,501	9	13,695	802	377	550	27,934
Total	$147,426	$28,077	$189,770	$23,018	$6,134	$29,894	$424,319

Acquired loans are risk rated, as appropriate, according to the Company's loan rating system, but such ratings are not a determining factor in the establishment of the allowance for loan losses. Rather, acquired loans are initially recorded at fair value, determined based upon an estimate of the amount and timing of both principal and interest cash flows expected to be collected and discounted using a market interest rate, which includes an estimate of future credit losses expected to be incurred over the life of the portfolio. The primary credit quality indicator for acquired loans is whether there has been a decrease in expected cash flows. Monitoring of this portfolio is ongoing to determine if there is evidence of deterioration in credit quality since acquisition that requires the establishment of an allowance for loan losses. At June 30, 2012, an allowance for loan losses on acquired loans of $7 thousand was established for the commercial real estate portfolio. In addition, two commercial and one residential loans that had deteriorated credit quality since acquisition were assigned specific reserves of $71 thousand that are also included in the allowance for loan losses.

Union Bankshares, Inc. Page 17

The following table provides information with respect to impaired loans by class of loan as of and for the three and six months ended June 30, 2012:

	As of June 30, 2012			For The Three Months Ended June 30, 2012		For The Six Months Ended June 30, 2012
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With an allowance recorded:
Residential real estate	$235	$240	$19
Construction real estate	43	48	13
Commercial real estate	2,559	2,586	104
	2,837	2,874	136
With no allowance recorded:
Residential real estate	164	249	—
Commercial real estate	202	244	—
	366	493	—
Total:
Residential real estate	399	489	19	$403	$2	$408	$2
Construction real estate	43	48	13	21	—	14	—
Commercial real estate	2,761	2,830	104	2,426	23	2,359	69
Total	$3,203	$3,367	$136	$2,850	$25	$2,781	$71
____________________

(1)	Does not reflect government guaranties on impaired loans as of June 30, 2012 totaling $87 thousand.

The following table provides information with respect to impaired loans by class of loan as of and for the three and six months ended June 30, 2011:

	As of June 30, 2011			For The Three Months Ended June 30, 2011		For The Six Months Ended June 30, 2011
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Total:
Residential real estate	$433	$498	$72	$365	$4	$343	$4
Commercial real estate	2,399	2,582	59	2,407	21	2,377	42
Total	$2,832	$3,080	$131	$2,772	$25	$2,720	$46
____________________

(1)	Does not reflect government guaranties on impaired loans as of June 30, 2011 totaling $110 thousand.

Union Bankshares, Inc. Page 18

The following table provides information with respect to impaired loans as of December 31, 2011:

	December 31, 2011
	Recorded Investment (1)	Principal Balance (1)	Related Allowance
	(Dollars in thousands)
With an allowance recorded:
Residential real estate	$241	$243	$55
Commercial real estate	1,907	1,930	21
	2,148	2,173	76
With no allowance recorded:
Residential real estate	177	252	—
Commercial real estate	318	374	—
	495	626	—

Total:
Residential real estate	418	495	55
Commercial real estate	2,225	2,304	21
Total	$2,643	$2,799	$76
____________________

(1)	Does not reflect government guaranties on impaired loans as of December 31, 2011 totaling $88 thousand.

Troubled debt restructured loans as of June 30, 2012 by class of loan include one commercial real estate loan that received a concession with the extension of a due date that was not considered a market transaction to the Company, one construction real estate loan that received a concession with the extension of both the maturity and due dates, and three residential real estate loans that represent loan modifications in which a concession was provided to the borrower, such as due date or maturity date extension, interest rate reduction, or the forgiveness of accrued interest. Troubled loans, that are restructured and meet established thresholds, are classified as impaired and a specific reserve amount is allocated to the allowance on the basis of the fair value of the collateral for collateral dependent loans, an observable market price, or the present value of anticipated future cash flows.

New troubled debt restructure activity for both the three and six months periods ended June 30, 2012 consisted of an extension of the maturity and due dates for one construction real estate loan in May 2012. The loan's outstanding recorded investment prior to the modification was $43 thousand and there was no change to this balance with the completion of the modification.

There were no troubled debt restructured loans modified within the previous twelve months that had subsequently defaulted during the six month period ended June 30, 2012. Troubled debt restructured loans are considered defaulted at 90 days past due.

At June 30, 2012 and December 31, 2011, the Company was not committed to lend any additional funds to borrowers whose loans were nonperforming, impaired or restructured.

Union Bankshares, Inc. Page 19

Note 9. Defined Benefit Pension Plan

Union Bank, the Company’s sole subsidiary, sponsors a noncontributory defined benefit pension plan covering all eligible employees. The plan provides defined benefits based on years of service and final average salary.

Net periodic pension benefit cost for the three and six months ended June 30 consisted of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Service cost	$294	$170	$550	$340
Interest cost on projected benefit obligation	220	209	442	418
Expected return on plan assets	(237)	(219)	(474)	(438)
Amortization of prior service cost	2	2	4	4
Amortization of net loss	147	46	294	92
Net periodic benefit cost	$426	$208	$816	$416

Note 10. Other Comprehensive Income (Loss)

Accounting principles generally require recognized revenue, expenses, gains, and losses be included in net income or loss. Certain changes in assets and liabilities, such as the after tax effect of unrealized gains and losses on investment securities available-for-sale that are not other than temporarily impaired, are not reflected in the consolidated statement of income. The cumulative effect of such items is reflected as a separate component of the equity section of the balance sheet (accumulated other comprehensive income or loss). Other comprehensive income or loss, along with net income, comprises the Company's total comprehensive income or loss.

As of the balance sheet dates, the components of accumulated other comprehensive loss, net of tax, were:

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Net unrealized gain on investment securities available-for-sale	$917	$892
Defined benefit pension plan:
Net unrealized actuarial loss	(5,012)	(5,231)
Net unrealized prior service cost	(4)	(7)
Total	$(4,099)	$(4,346)

Union Bankshares, Inc. Page 20

The following table discloses the tax effects allocated to each component of other comprehensive income for the three months ended June 30:

	Three Months Ended
	June 30, 2012			June 30, 2011
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
	(Dollars in thousands)
Investment securities available-for-sale:
Net unrealized holding gains arising during the period on investment securities available-for-sale	$139	$(47)	$92	$191	$(65)	$126
Reclassification adjustment for net gains on investment securities available-for-sale realized in net income	(2)	1	(1)	(10)	3	(7)
Total	137	(46)	91	181	(62)	119
Defined benefit pension plan:
Reclassification adjustment for amortization of net actuarial loss realized in net income	158	(54)	104	46	(15)	31
Reclassification adjustment for amortization of prior service cost realized in net income	2	(1)	1	2	(1)	1
Total	160	(55)	105	48	(16)	32
Total other comprehensive income	$297	$(101)	$196	$229	$(78)	$151

The following table discloses the tax effects allocated to each component of other comprehensive income for the six months ended June 30:

	Six Months Ended
	June 30, 2012			June 30, 2011
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
	(Dollars in thousands)
Investment securities available-for-sale:
Net unrealized holding gains arising during the period on investment securities available-for-sale	$82	$(28)	$54	$320	$(109)	$211
Reclassification adjustment for net gains on investment securities available-for-sale realized in net income	(44)	15	(29)	(10)	3	(7)
Total	38	(13)	25	310	(106)	204
Defined benefit pension plan:
Net gain arising during the period	39	(13)	26	—	—	—
Reclassification adjustment for amortization of net actuarial loss realized in net income	294	(100)	194	92	(31)	61
Reclassification adjustment for amortization of prior service cost realized in net income	4	(2)	2	4	(2)	2
Total	337	(115)	222	96	(33)	63
Total other comprehensive income	$375	$(128)	$247	$406	$(139)	$267

Union Bankshares, Inc. Page 21

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

Union Bankshares, Inc. Page 22

Assets measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
June 30, 2012:
Investment securities available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$10,392	$—	$10,392	$—
Agency mortgage-backed	2,625	—	2,625	—
State and political subdivisions	14,119	—	14,119	—
Corporate	6,790	6,281	509	—
Total debt securities	33,926	6,281	27,645	—
Marketable equity securities	797	797	—	—
Mutual funds	153	153	—	—
Total	$34,876	$7,231	$27,645	$—

December 31, 2011:
Investment securities available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$17,537	$—	$17,537	$—
Agency mortgage-backed	3,386	—	3,386	—
State and political subdivisions	12,830	—	12,830	—
Corporate	8,293	6,229	2,064	—
Total debt securities	42,046	6,229	35,817	—
Marketable equity securities	773	773	—	—
Mutual funds	135	135	—	—
Total	$42,954	$7,137	$35,817	$—

There were no significant transfers in or out of Levels 1 and 2 for the three and six months ended June 30, 2012. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as impaired loans, investment securities held-to-maturity and other real estate owned, were not significant at June 30, 2012 or December 31, 2011. The Company has not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.

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

Union Bankshares, Inc. Page 23

Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Certain financial instruments and all nonfinancial instruments may be excluded from disclosure requirements. Thus, the aggregate fair value amounts presented may not necessarily represent the actual underlying fair value of such instruments of the Company.

The following methods and assumptions were used by the Company in estimating the fair value of financial instruments required to be measured on a nonrecurring basis:

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

Union Bankshares, Inc. Page 24

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	June 30, 2012
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$12,352	$12,352	$12,352	$—	$—
Interest bearing deposits in banks	22,027	22,238	—	22,238	—
Investment securities	34,876	34,876	7,231	27,645	—
Loans held for sale	15,105	15,568	—	15,568	—
Loans, gross
Residential Real Estate	146,827	137,356	—	137,356	—
Construction Real Estate	30,637	34,263	—	34,263	—
Commercial Real Estate	192,500	183,126	—	183,126	—
Commercial	21,882	20,983	—	20,983	—
Consumer	6,426	6,420	—	6,420	—
Tax exempt	22,871	28,561	—	28,561	—
Accrued interest receivable	1,731	1,731	71	1,660	—
Nonmarketable equity securities	1,976	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$74,513	$74,513	$74,513	$—	$—
Interest bearing	249,318	249,316	—	249,316	—
Time	135,576	136,388	—	136,388	—
Borrowed funds
Short-term	6,833	6,833		6,833	—
Long-term	17,150	22,023	—	22,023	—
Accrued interest payable	156	156	—	156	—

	December 31, 2011
	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$24,381	$24,381
Interest bearing deposits in banks	24,020	24,324
Investment securities	46,954	46,952
Loans and loans held for sale, net	425,158	415,823
Accrued interest receivable	1,810	1,810
Nonmarketable equity securities	1,976	N/A
Financial liabilities
Deposits	$473,439	$474,509
Borrowed funds	29,015	33,696
Accrued interest payable	356	356

Union Bankshares, Inc. Page 25

The carrying amounts in the preceding tables are included in the balance sheet under the applicable captions.

Note 12. Subsequent Events
Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with U.S. GAAP. Events occurring subsequent to June 30, 2012 have been evaluated as to their potential impact to the consolidated financial statements.

On July 12, 2012, an other real estate owned (OREO) property went to foreclosure auction as a result of the May 2012 expiration of a purchase and sale agreement on the subject property. As of June 30, 2012, the property was being carried at its valuation less cost to sell obtained at the time of transfer to OREO. The Company expects to record pre-tax charges of $202 thousand during the third quarter of 2012 to reflect the net sales price accepted and for the sale to close during the third quarter of 2012.

On July 18, 2012, the Company declared a $0.25 per share regular quarterly cash dividend payable August 9, 2012, to stockholders of record on July 28, 2012.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
GENERAL

The following discussion and analysis by management focuses on those factors that, in management's view, had a material effect on the financial position of Union Bankshares, Inc. (the Company) as of June 30, 2012 and December 31, 2011, and its results of operations for the three and six months ended June 30, 2012 and 2011. This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company's Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of the Company's management, the interim unaudited data reflects all adjustments, consisting only of normal recurring adjustments, and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim periods presented. Management is not aware of the occurrence of any events after June 30, 2012 which would materially affect the information presented.

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

Union Bankshares, Inc. Page 26

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

•	regulatory limitations placed on income producing methods including the limitations on debit and credit card interchange fees and overdraft fees and restrictions on asset sales;

•	disruptions in U.S. and global financial and credit markets, including the downgrading of U.S. and U.S. Government sponsored debt by one or more credit rating agencies;

•	impact of regulatory changes to risk based capital calculations which might require changes to the mix of balance sheet assets in order to attain the desired capital ratios;

•
proposed and final regulations issued by the Consumer Financial Protection Bureau applicable to large banks and the indirect impact on community banks resulting from changing industry standards and best practices;

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

RECENT DEVELOPMENTS

Economic data continues to suggest a slow but positive trend towards economic recovery in our market as well as nationally. As discussed in the June 2012 Federal Open Market Committee (FOMC) press release, the economy is expanding at a moderate pace, however, growth in employment has slowed and the unemployment rate remains elevated. Household spending had improved in the early months of 2012 but has since slowed down and despite some improvement the housing sector remains depressed. Inflation has declined, reflecting the lower prices of crude oil and gasoline. The continued strains in the global financial markets pose significant downside risks to the economic outlook. Also, the persistent drought across much of the nation could impact food prices causing an increase in inflation and a decrease in discretionary spending or our customer's ability to make timely loan payments.

It appears that interest rates will continue at historic lows as the FOMC is likely to keep the target range for federal funds rate at 0-25 basis points in order to promote the ongoing economic recovery. The FOMC currently anticipates that economic conditions are likely to warrant exceptionally low levels for the target federal funds rate at least through 2014. The Federal Reserve, in an attempt to continue to put downward pressure on longer-term interest rates, is extending the duration of its treasury securities portfolio by continuing to purchase treasury securities with remaining maturities of 6 to 30 years and to redeem an equal amount of treasury securities with remaining maturities of approximately 3 years or less.

Vermont's and New Hampshire's unemployment rates have dropped slightly over the last couple of months and are 4.7% and 5.1%, respectively, as of June 30, 2012. These rates compare favorably with the national unemployment rate of 8.2% for the same period. The FOMC has indicated that labor conditions have slowed and the national unemployment rate still remains elevated.

Vermont and New Hampshire continue to have lower residential foreclosure and delinquency rates than the national average. Union Bank (Union), the Company's subsidiary, has earned a favorable reputation for residential lending programs and has recently been granted an Unconditional Direct Endorsement Approval from the Department of Housing and Urban Development (HUD) for the origination of Federal Housing Administration (FHA) loans. This direct endorsement provides Union the ability to more quickly and efficiently serve FHA-eligible home buyers. Demand for construction and purchase mortgage loans stengthened during the last months of 2011 and has continued to increase throughout the first six months of 2012.

Union Bankshares, Inc. Page 27

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

•
As required by SEC regulations, the Company now files its financial statements both in EDGAR format and in eXtensible Business Reporting Language (XBRL), and posts such XBRL information on its website. The second year of mandated XBRL compliance will require significant administrative resources and result in additional costs.

•
The Basel III Capital Framework will increase minimum capital levels and add a new capital conservation buffer in the coming years. The Company's ratios continue to be over the proposed minimums. Basel III will also implement a leverage ratio starting in 2013, a liquidity coverage ratio in 2015, a net stable funding ratio in 2018, and increased risk percentages on certain asset categories which will negatively impact the Company's risk based captial ratios. The final rules are scheduled to be released later in 2012.

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

•
Recently the Consumer Financial Protection Bureau outlined new rules that the Bureau intends to adopt that will impact mortgage servicing. These rules will implement revisions to the Truth in Lending Act and the Real Estate Settlement Procedures Act adopted as part of the Dodd-Frank Act. Some of the proposed rules were published in July 2012, with final rules to be promulgated in January 2013. There are additional regulations still to be promulgated.

•
The new national and state health care laws will impact the majority of individuals and businesses in the coming years and the effect of that impact on the Company and its customers can not yet be quantified.

The cost of doing business as usual has increased dramatically in this regulatory environment as the number and extent of new regulations and the speed with which they must be implemented put a strain on software providers and staff as well as customers. Also, the cost of mitigating long-term interest rate risk by selling loans to the secondary market continues to increase and it is anticipated that this cost will continue to grow.

It is not completely clear at this time what impact current or future government sponsored programs, regulations or legislation will have on the Company, its customers or the U.S. and global financial markets but additional regulatory complexity requiring the allocation of Company resources is likely.

CRITICAL ACCOUNTING POLICIES

The Company has established various accounting policies which govern the application of U.S. Generally Accepted Accounting Principles (GAAP) in the preparation of the Company's financial statements. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the reported amount of assets, liabilities, capital, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates on matters that are inherently uncertain. Based on this definition, management has identified the accounting policies and judgments most critical to the Company. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances.

Union Bankshares, Inc. Page 28

Because of the nature of the judgments and assumptions made by management, actual results could differ from estimates and have a material impact on the carrying value of assets, liabilities, capital, or the results of operations of the Company.

Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for a more in-depth discussion of the Company's critical accounting policies. There have been no changes to the Company's critical accounting policies since the filing of that report.

OVERVIEW

The Company's net income was $1.4 million for the quarter ended June 30, 2012 compared to $1.0 million for the quarter ended June 30, 2011, an increase of $407 thousand, or 39.5%. These results reflected the net effect of an increase in net interest income of $600 thousand, or 12.7% and an increase of $511 thousand, or 30.8%, in noninterest income, partially offset by an increase of $30 thousand, or 20.0%, in the provision for loan losses, an increase in noninterest expenses of $544 thousand, or 10.8%, and a $130 thousand, or 68.8%, increase in the provision for income taxes. Second quarter 2012 results reflect the full period impact of the assets and liabilities from the acquisition of the three New Hampshire branches in May 2011, while results for the second quarter 2011 include $307 thousand of pre-tax branch acquisition expenses.

The Company continues to face a challenging low interest rate environment as the prime rate has remained unchanged at 3.25% for the last three and a half years. Total interest income increased by $451 thousand, or 7.9%, to $6.2 million in the second quarter of 2012, versus $5.7 million in the second quarter of 2011. That increase was bolstered by the decrease in interest expense from $1.0 million in 2011 to $853 thousand in 2012, a decrease of $149 thousand, or 14.9%, between periods. The result of the changes in interest income and interest expense was that net interest income for the second quarter of 2012 was $5.3 million, up $600 thousand, or 12.7%, from the second quarter of 2011 of $4.7 million. The continued static low prime rate or further drops in the prime rate and/or increases in competitors' deposit or market borrowing rates could be problematic for the Company if loans were to refinance to a lower rate or individual variable rate loan and investment instruments reprice downward at a faster rate than the downward repricing of funding costs. In addition, there is very little relative reduction that can be made in future periods from the deposit rates currently paid as it appears customers are staying in short-term time deposits or nontime deposit accounts which are all currently paying an interest rate less than 55 basis points.

The $511 thousand, or 30.8%, increase in noninterest income for the quarter was due to several contributing factors. Net gains on sales of loans held for sale increased $329 thousand from $339 thousand for the quarter ended June 30, 2011 to $668 thousand for the quarter ended June 30, 2012. The volume of residential loans sold to the secondary market increased from $13.5 million in the second quarter of 2011 to $25.9 million in the second quarter of 2012. The continuing volume of sales was driven by the sustained low long-term mortgage rates, which continued to result in strong loan demand throughout our branches and loan production office. There was also an increase of $150 thousand, or 14.3%, in service fee income in the areas of fees earned for debit card and ATM transactions, merchant program income, and overdraft charges related to deposit account services.

Salaries and wages were higher by $343 thousand, or 18.1%, for the second quarter of 2012 compared to the same period last year, reflecting normal salary increases, additional staff in the acquired branches and the loan production office and the introduction of the Short Term Incentive Performance Plan (STIPP) during the first quarter of 2012. Pension and employee benefits were up $278 thousand, or 35.7%, with the majority of the increase due to the cost of the defined benefit pension plan. Net occupancy expenses and equipment expenses are both up due to the increased number of banking locations, new ATM's and the higher costs of operation in 2012. Also, Union purchased the banking facility of the newly acquired branch located in Littleton, New Hampshire as of March 31, 2012. As a result, Union experienced an increase in occupancy expenses other than rent expenses; however, these expenses were partially offset with an increase in rental income received from the same property.

Union Bankshares, Inc. Page 29

Other noninterest expenses were up $132 thousand, or 8.7% for the three months ended June 30, 2012, which has numerous components. The largest changes were the $27 thousand increase in equity in losses of affordable housing investments in the second quarter of 2012 from the additional investments made during 2011, the $28 thousand of core deposit intangible amortization during the second quarter of 2012 related to the May 2011 branch acquisitions, the $27 thousand increase in expense related to utilization of ATM and debit cards and $26 thousand increase mainly resulting from one occurrence of debit card fraud. There were no branch acquisition expenses incurred during the second quarter of 2012.

The Company's effective tax rate increased to 18.2% for the three months ended June 30, 2012 from 15.5% for the same period in 2011, as income before provision for income taxes increased, with partially offsetting positive impacts from both tax exempt income and tax credits from affordable housing partnership investments.

At June 30, 2012, the Company had total consolidated assets of $534.3 million, including gross loans and loans held for sale (total loans) of $436.2 million, deposits of $459.4 million, borrowed funds of $24.0 million and stockholders' equity of $41.0 million. The Company’s total assets decreased $18.5 million, or 3.3%, to $534.3 million at June 30, 2012, from $552.8 million at December 31, 2011. This decline in total assets is mainly a result of municipal loans decreasing $6.8 million and overnight deposits dropping $11.4 million as municipal deposits decreased $20.0 million compared to levels at year end. This is a normal seasonal fluctuation due primarily to the effects of the annual municipal funding cycle in the State of Vermont, where the vast majority of municipal borrowers pay off their annual line of credit for one day each fiscal year which is normally the last business day of June.

Net loans and loans held for sale increased a total of $6.7 million, or 1.6%, to $431.8 million, or 80.8%, of total assets at June 30, 2012, compared to $425.2 million, or 76.9%, of total assets at December 31, 2011.

Deposits decreased $14.0 million, or 3.0%, to $459.4 million at June 30, 2012, from $473.4 million at December 31, 2011. Similar to the decline in total assets at June 30, 2012 compared to December 31, 2011, total deposits decrease as a result of the seasonal fluctuation of the municipal funding cycle in that municipalities redeem deposit monies to paydown outstanding loan balances.

The Company's total capital increased from $40.3 million at December 31, 2011 to $41.0 million at June 30, 2012. The regulatory guidelines for the well capitalized capital category continue to be met with the total risk based capital ratio increasing slightly from 12.17% at December 31, 2011 to 12.22% at June 30, 2012. The regulatory guideline for well capitalized is 10.0% and for minimum requirements is 8.0%. In May 2012, Union Bankshares, Inc. was cited in an article published in the American Banker Magazine listing the top 200 community banks and thrifts in the United States ranked by 3-year average Return on Equity (ROE). The Company ranked 32nd on the list with a 3-year average ROE of 13.07%.

Union Bankshares, Inc. Page 30

The following unaudited per share information and key ratios depict several measurements of performance or financial condition for the three and six months ended June 30, 2012 and 2011, respectively:

	Three Months Ended or At June 30,		Six Months Ended or At June 30,
	2012	2011	2012	2011
Return on average assets (ROA) (1)	1.04%	0.86%	0.97%	0.88%
Return on average equity (1)	14.17%	9.93%	13.16%	9.94%
Net interest margin (1)(2)	4.30%	4.29%	4.29%	4.36%
Efficiency ratio (3)	72.67%	77.11%	74.26%	76.34%
Net interest spread (4)	4.18%	4.10%	4.16%	4.15%
Loan to deposit ratio	94.96%	93.30%	94.96%	93.30%
Net loan charge-offs to average loans not held for sale (1)	0.01%	*	*	*
Allowance for loan losses to loans not held for sale (5)	1.09%	1.01%	1.09%	1.01%
Nonperforming assets to total assets (6)	1.31%	1.41%	1.31%	1.41%
Equity to assets	7.68%	8.15%	7.68%	8.15%
Total capital to risk weighted assets	12.22%	12.63%	12.22%	12.63%
Book value per share	$9.20	$9.39	$9.20	$9.39
Earnings per share	$0.32	$0.23	$0.60	$0.46
Dividends paid per share	$0.25	$0.25	$0.50	$0.50
Dividend payout ratio (7)	78.13%	108.70%	83.33%	108.70%
____________________
*    Net charge-offs were either positive net recoveries or so small that the percentage was less than 0.01%.

(1)	Annualized.

(2)	The ratio of tax equivalent net interest income to average earning assets. See page 30 for more information.

(3)
The ratio of noninterest expense ($5.6 million in 2012 and $5.0 million in 2011) to tax equivalent net interest income ($5.5 million in 2012 and $4.9 million in 2011) and noninterest income ($2.2 million in 2012 and $1.6 million in 2011) excluding securities gains ($2 thousand in 2012 and $10 thousand in 2011) for the three months ended June 30, 2012 and 2011, respectively.

The ratio of noninterest expense ($11.1 million in 2012 and $9.6 million in 2011) to tax equivalent net interest income ($10.9 million in 2012 and $9.5 million in 2011) and noninterest income ($4.0 million in 2012 and $3.0 million in 2011) excluding securities gains ($44 thousand in 2012 and $10 thousand in 2011) for the six months ended June 30, 2012 and 2011, respectively.

(4)	The difference between the average rate earned on earning assets and the average rate paid on interest bearing liabilities. See pages 33 and 34 for more information.

(5)
Calculation includes the net carrying amount of loans recorded at fair value from the branch acquisitions as of June 30, 2012 ($26.0 million). Excluding such loans, the allowance for loan losses to loans not purchased and not held for sale was 1.16% at June 30, 2012.

(6)	Nonperforming assets are loans or investment securities that are in nonaccrual or 90 or more days past due as well as other real estate or assets owned.

(7)	Cash dividends declared and paid per share divided by consolidated net income per share.

RESULTS OF OPERATIONS

Net Interest Income. The largest component of the Company’s operating income is net interest income, which is the difference between interest and dividend income received from interest earning assets and the interest expense paid on interest bearing liabilities. The Company’s net interest income increased $600 thousand, or 12.7%, to $5.3 million for the three months ended June 30, 2012, from $4.7 million for the three months ended June 30, 2011. The net interest spread increased 8 basis points to 4.18% for the three months ended June 30, 2012, from 4.10% for the three months ended June 30, 2011. The increase in the net interest spread was primarily the result of the 28 basis point drop in the average interest rate paid on interest bearing liabilities, from 1.07% for the three months ended June 30, 2011 to 0.79% for the three months ended June 30, 2012, partially offset by the 20 basis point drop in average interest rates earned on interest earning assets from 5.17% for the quarter ended June 30, 2011 to 4.97% for the quarter ended June 30, 2012. The net interest margin for the second quarter of 2012 increased 1 basis point to 4.30% from 4.29%

Union Bankshares, Inc. Page 31

for the 2011.

Yields Earned and Rates Paid. The following tables show for the periods indicated the total amount of income recorded from average interest earning assets, the related average tax equivalent yields, the interest expense associated with average interest bearing liabilities, the related average rates paid, and the resulting tax equivalent net interest spread and margin. Yield and rate information is average information for the period, and is calculated by dividing the annualized tax equivalent income or expense item for the period by the average balance of the appropriate balance sheet item during the period. Net interest margin is annualized tax equivalent net interest income divided by average earning assets. Nonaccrual loans or investments are included in asset balances for the appropriate periods, but recognition of interest on such loans or investments is discontinued and any remaining accrued interest receivable is reversed in conformity with federal regulations.

	Three Months Ended June 30,
	2012			2011
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$10,407	$3	0.12%	$19,878	$10	0.19%
Interest bearing deposits in banks	23,627	72	1.22%	14,667	76	2.09%
Investment securities (1), (2)	40,388	267	3.07%	33,338	258	3.50%
Loans, net (1), (3)	437,411	5,840	5.48%	384,642	5,389	5.72%
Nonmarketable equity securities	1,868	3	0.56%	1,922	1	0.30%
Total interest earning assets (1)	513,701	6,185	4.97%	454,447	5,734	5.17%
Cash and due from banks	5,316			5,270
Premises and equipment	10,346			8,278
Other assets	21,887			13,171
Total assets	$551,250			$481,166
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$86,107	$37	0.17%	$68,107	$39	0.23%
Savings/money market accounts	162,963	101	0.25%	136,396	153	0.45%
Time deposits	153,934	481	1.26%	137,466	520	1.52%
Borrowed funds	28,678	234	3.22%	30,647	290	3.70%
Total interest bearing liabilities	431,682	853	0.79%	372,616	1,002	1.07%
Noninterest bearing deposits	69,882			61,321
Other liabilities	9,115			5,696
Total liabilities	510,679			439,633
Stockholders' equity	40,571			41,533
Total liabilities and stockholders’ equity	$551,250			$481,166
Net interest income		$5,332			$4,732
Net interest spread (1)			4.18%			4.10%
Net interest margin (1)			4.30%			4.29%
__________________

(1)	Average yields reported on a tax equivalent basis using a marginal tax rate of 34%.

(2)	Average balances of investment securities are calculated on the amortized cost basis and include nonaccrual securities, if applicable.

(3)	Includes loans held for sale as well as nonaccrual loans, unamortized costs and unamortized premiums and is net of the allowance for loan losses.

Union Bankshares, Inc. Page 32

	Six Months Ended June 30,
	2012			2011
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$11,167	$7	0.13%	$17,119	$16	0.18%
Interest bearing deposits in banks	23,603	149	1.27%	13,997	152	2.20%
Investment securities (1), (2)	42,672	570	3.07%	28,653	476	3.78%
Loans, net (1), (3)	432,989	11,650	5.52%	379,178	10,585	5.73%
Nonmarketable equity securities	1,907	5	0.52%	1,922	3	0.30%
Total interest earning assets (1)	512,338	12,381	4.98%	440,869	11,232	5.25%
Cash and due from banks	5,666			5,348
Premises and equipment	9,817			8,052
Other assets	22,012			12,700
Total assets	$549,833			$466,969
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$83,174	$76	0.18%	$64,832	$70	0.22%
Savings/money market accounts	160,549	201	0.25%	130,665	297	0.46%
Time deposits	155,664	1,002	1.29%	133,573	1,018	1.54%
Borrowed funds	29,272	484	3.27%	30,061	578	3.80%
Total interest bearing liabilities	428,659	1,763	0.82%	359,131	1,963	1.10%
Noninterest bearing deposits	71,556			60,993
Other liabilities	9,114			5,399
Total liabilities	509,329			425,523
Stockholders' equity	40,504			41,446
Total liabilities and stockholders’ equity	$549,833			$466,969
Net interest income		$10,618			$9,269
Net interest spread (1)			4.16%			4.15%
Net interest margin (1)			4.29%			4.36%
__________________

(1)	Average yields reported on a tax equivalent basis using a marginal tax rate of 34%.

(2)	Average balances of investment securities are calculated on the amortized cost basis and include nonaccrual securities, if applicable.

(3)	Includes loans held for sale as well as nonaccrual loans, unamortized costs and unamortized premiums and is net of the allowance for loan losses.

Union Bankshares, Inc. Page 33

Tax exempt interest income amounted to $349 thousand and $303 thousand for the three months ended June 30, 2012 and 2011, respectively and $680 thousand and $599 thousand for the six months ended June 30, 2012 and 2011, respectively. The following table presents the effect of tax exempt income on the calculation of the net interest margin, using a marginal tax rate of 34% for 2012 and 2011:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Net interest income as presented	$5,332	$4,732	$10,618	$9,269
Effect of tax-exempt interest
Investment securities	43	34	84	65
Loans	115	94	225	188
Net interest income, tax equivalent	$5,490	$4,860	$10,927	$9,522

Rate/Volume Analysis. The following tables describe the extent to which changes in average interest rates (on a fully tax-equivalent basis) and changes in volume of average interest earning assets and interest bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to:

•	changes in volume (change in volume multiplied by prior rate);

•	changes in rate (change in rate multiplied by prior volume); and

•	total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011 Increase/(Decrease) Due to Change In
	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$(4)	$(3)	$(7)
Interest bearing deposits in banks	36	(40)	(4)
Investment securities	52	(43)	9
Loans, net	709	(258)	451
Nonmarketable equity securities	—	2	2
Total interest earning assets	$793	$(342)	$451
Interest bearing liabilities:
Interest bearing checking accounts	$9	$(11)	$(2)
Savings/money market accounts	26	(78)	(52)
Time deposits	57	(96)	(39)
Borrowed funds	(19)	(37)	(56)
Total interest bearing liabilities	$73	$(222)	$(149)
Net change in net interest income	$720	$(120)	$600

Union Bankshares, Inc. Page 34

	Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011 Increase/(Decrease) Due to Change In
	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$(5)	$(4)	$(9)
Interest bearing deposits in banks	78	(81)	(3)
Investment securities	221	(127)	94
Loans, net	1,487	(422)	1,065
Nonmarketable equity securities	—	2	2
Total interest earning assets	$1,781	$(632)	$1,149
Interest bearing liabilities:
Interest bearing checking accounts	$18	$(12)	$6
Savings/money market accounts	59	(155)	(96)
Time deposits	157	(173)	(16)
Borrowed funds	(16)	(78)	(94)
Total interest bearing liabilities	$218	$(418)	$(200)
Net change in net interest income	$1,563	$(214)	$1,349

Three Months Ended June 30, 2012, Compared to Three Months Ended June 30, 2011.

Interest and Dividend Income. The Company’s interest and dividend income increased to $6.2 million for the three months ended June 30, 2012 compared to $5.7 million for the same period last year, mostly driven by an increase in average earning assets of $59.3 million, or 13.0%, to $513.7 million, from $454.4 million for the three months ended June 30, 2011. However, the positive effect on interest income resulting from the rise in the average volume of earning assets was partially offset by the lower rates earned on all interest earning assets except nonmarketable equity securities as the low interest rate environment continues resulting in lower yields earned on new earning assets in the second quarter of 2012 versus 2011. Interest income on loans increased $451 thousand, or 8.4%, to $5.8 million for the second quarter of 2012 versus $5.4 million for the 2011 comparison period, in conjunction with an increase of $52.8 million in average loan volume between periods. Average loans approximated $437.4 million at an average yield of 5.48% for the three months ended June 30, 2012, up $52.8 million, or 13.7% from an average volume of $384.6 million at an average yield of 5.72% for the three months ended June 30, 2011. The loans in the branches acquired in May 2011 accounted for approximately $21.1 million of the increase in average loans for the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011. The positive impact of the increase in average total loan volume was partially offset by a 24 basis point decrease in average yield.
The Company has continued to manage interest rate risk by selling a major portion of the low rate qualified residential mortgages originated during 2012 to the secondary market and has benefited from the sale of these mortgages, with net gains of $668 thousand on residential real estate loan sales of $25.9 million for the quarter ended June 30, 2012, compared to net gains of $339 thousand on loan sales of $13.7 million during the same period last year.
The average balance of investments (including agency mortgage-backed securities) increased $7.1 million, or 21.1%, to $40.4 million for the three months ended June 30, 2012, from $33.3 million for the three months ended June 30, 2011. The average balance invested in interest bearing deposits in banks for the quarter was $23.6 million, up $9.0 million, or 61.1%, from the average level of $14.7 million for the 2011 comparison period. The increase in both investment securities and interest bearing deposits in banks was due in part to the excess of assumed deposit liabilities over loans acquired in the acquisition of branches in May 2011 which resulted in a cash payment to the Company by the selling bank in the amount of $28.9 million. The average balance of federal funds sold and overnight deposits decreased $9.5 million, or 47.6%, to $10.4 million for the three months ended June 30, 2012, from $19.9 million for the three months ended June 30, 2011. Interest income from average nonloan instruments was $345 thousand for the three months ended June 30, 2012 and 2011, reflecting the increase in average nonloan instrument volume, which was fully offset by decreases in average yields on federal funds sold and overnight deposits, interest bearing deposits and investment securities.

Union Bankshares, Inc. Page 35

Interest Expense. The Company’s interest expense decreased $149 thousand, or 14.9%, to $853 thousand for the three months ended June 30, 2012, from $1.0 million for the three months ended June 30, 2011, despite an increase of $59.1 million in the average volume of interest bearing liabilities between periods. The decrease was primarily attributable to lower rates paid on all interest bearing liabilities reflecting the persistent low interest rate environment.

Interest expense on deposits decreased $93 thousand, or 13.1%, to $619 thousand for the quarter ended June 30, 2012, from $712 thousand for the quarter ended June 30, 2011, despite an increase in the average balance of interest bearing deposits. Although competition for deposits has remained strong, average interest bearing deposits for the quarter ended June 30, 2012 increased $61.0 million, or 17.8%, to $403.0 million compared to average interest bearing deposits of $342.0 million for the same period last year. This increase reflects the overall growth in the franchise with the May 2011 acquisition of three New Hampshire branches that had average interest bearing deposits of $59.3 million for the quarter ended June 30, 2012 compared to $20.5 million for the same period last year, as well as the continuing impact of higher FDIC insurance coverage and uncertainty surrounding the financial markets as customers retain cash in lieu of other less liquid investments. Average time deposits increased to $153.9 million for the three months ended June 30, 2012, from $137.5 million for the three months ended June 30, 2011, an increase of $16.5 million, or 12.0%, (including an increase of $15.8 million in average time deposits in the acquired branches.). The average rate paid on time deposits during the second quarter of 2012 decreased 26 basis points, to 1.26% from 1.52% for the second quarter of 2011. The average balances for money market and savings accounts increased $26.6 million, or 19.5%, to $163.0 million for the three months ended June 30, 2012, from $136.4 million for the three months ended June 30, 2011, (including an increase of $15.1 million in average money market and savings accounts in the acquired branches.). The average rate paid on money market and savings deposits dropped from 0.45% to 0.25% during that same time frame. An $18.0 million, or 26.4%, increase in interest bearing checking accounts brought the average balance up to $86.1 million from $68.1 million between the two comparison periods (including an increase of $7.9 million in average interest bearing checking accounts in the acquired branches.). The average rate paid on interest bearing checking accounts was 0.17% for the three months ended June 30, 2012, down from 0.23% for the three months ended June 30, 2011.

Interest expense on borrowed funds decreased $56 thousand, or 19.3%, to $234 thousand for the three months ended June 30, 2012, from $290 thousand for the three months ended June 30, 2011. Average borrowed funds decreased $2.0 million, or 6.4%, to $28.7 million for the three months ended June 30, 2012 compared to $30.6 million for the three months ended June 30, 2011. Average customer overnight collateralized repurchase sweeps increased $1.9 million while average borrowings from the FHLB of Boston decreased $3.9 million, or 14.5% from $26.6 million for the second quarter of 2011 to $22.7 million for the second quarter of 2012. The average rate paid on borrowings dropped from 3.70% for the three months ended June 30, 2011 to 3.22% for the three months ended June 30, 2012, reflecting the effect of lower borrowing rates paid on customer repurchase sweeps and short-term liquidity advances compared to the rates paid on longer-term borrowings outstanding.

Provision for Loan Losses. There was a $180 thousand loan loss provision for the quarter ended June 30, 2012 compared to a $150 thousand loan loss provision for the quarter ended June 30, 2011. Although improvement in travel and tourism industry sales was reported during 2011, the 2012 winter tourism season was adversely impacted by lower than average snowfall, with revenues reportedly down throughout the market area in comparison to projections. The impact of the decline in revenue during the recession period (2009 and 2010) is still evident in the local market and the reduced snowfall in 2012 tempered the improvement reported during 2011. Nonperforming loans decreased by $962 thousand between June 30, 2011 and June 30, 2012. Loans which we have specifically reserved for increased by approximately $2.5 million between periods. Between December 31, 2011 and June 30, 2012, nonperforming loans decreased by $786 thousand and loans individually evaluated for impairment increased approximately $753 thousand. The local market area has also seen a gradual but consistent decline in commercial and residential property values over the past few years. As a result of the qualitative review during the first quarter 2012, the reserve factor assigned to the commercial real estate portfolio for the value of underlying collateral component was increased by 0.05%, while the volume and severity of past due, nonaccrual and classified loans reserve factor assigned to the commercial and installment portfolios was decreased 0.10% and 0.05%, respectively. There were no reserve factor changes resulting from the second quarter 2012 qualitative review. The higher provision in the second quarter of 2012 was deemed appropriate by management in light of the increase in loans specifically reserved for, the results of the qualitative factor review, the change in the mix of the portfolio and the outlook for future economic conditions. For further details, see FINANCIAL CONDITION Allowance for Loan Losses and Asset Quality below.

Union Bankshares, Inc. Page 36

Noninterest Income. The following table sets forth changes from the second quarter of 2011 to the second quarter of 2012 for components of noninterest income:

	For The Three Months Ended June 30,
	2012	2011	$ Variance	% Variance
	(Dollars in thousands)
Trust income	$159	$149	$10	6.7
Service fees	1,197	1,047	150	14.3
Net gains on sales of loans held for sale	668	339	329	97.1
Other income	142	112	30	26.8
Subtotal	2,166	1,647	519	31.5
Net gains on sales of investment securities available-for-sale	2	10	(8)	(80.0)
Total noninterest income	$2,168	$1,657	$511	30.8

Noninterest income net of gains on investment securities available-for-sale was $2.2 million, or 25.9%, of total income net of gains on investment securities available-for-sale for the three months ended June 30, 2012 compared to $1.6 million, or 22.3%, for the three months ended June 30, 2011. This increase between years reflected the effect of higher income in all noninterest income categories.

Service fees. Service fees increased $150 thousand, or 14.3%, between the second quarter of 2011 and the second quarter of 2012. The increase was due in large part to the growth in debit card and ATM fees resulting from the growth in the volume of electronic transactions, which added $83 thousand to fees earned. In addition, merchant program fees increased $20 thousand between years. There was also an increase of $20 thousand in loan servicing fees between years due to the increased volume of residential mortgage loans serviced. Overdraft fee income on deposit accounts also increased $26 thousand between years.

Net gains on sales of loans held for sale. Residential loans totaling $25.9 million were sold for a net gain of $668 thousand during the second quarter of 2012, versus residential loan sales of $13.7 million for a net gain of $339 thousand during the second quarter of 2011. While the volume of loans sold to mitigate long term interest rate risk increased $12.2 million, or 89.1%, between periods, the net gains rose 97.1%, reflecting the activity of the loan production office, the introduction of new government sponsored loan products, improved margins on sales of loans and increased activity resulting from a more active real estate market and continuing low interest rates.

Other income. Other income increased $30 thousand, or 26.8%, reflecting an increase of $43 thousand in the net income from mortgage servicing rights due to more loans being sold with servicing retained in the second quarter of 2012 than in the second quarter of 2011, a $21 thousand increase in income from life insurance related to the additional Company owned life insurance purchased in July 2011, and a $14 thousand gain on the sale of fixed assets being recognized in the second quarter of 2012. These increases were partially offset by a decrease of $40 thousand in the amount recognized in the second quarter of 2012 compared to the second quarter of 2011 from the utilization of Vermont state tax credits.

Net gains on sales of investment securities available-for-sale. One $500 thousand corporate investment security available-for-sale was sold during the second quarter of 2012 for a net gain of $2 thousand, compared to a net gain of $10 thousand on available-for-sale securities sold during the same period last year.

Union Bankshares, Inc. Page 37

Noninterest Expense. The following table sets forth changes from the second quarter of 2011 to the second quarter of 2012 for components of noninterest expense:

	For The Three Months Ended June 30,
	2012	2011	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$2,235	$1,892	$343	18.1
Pension and employee benefits	1,057	779	278	35.7
Occupancy expense, net	285	261	24	9.2
Equipment expense	341	267	74	27.7
Branch acquisition expenses	—	307	(307)	(100.0)
Expenses of OREO and other assets owned, net	119	121	(2)	(1.7)
Vermont franchise tax	113	107	6	5.6
FDIC insurance assessment	83	87	(4)	(4.6)
Equity in losses of affordable housing investments	157	130	27	20.8
Amortization of core deposit intangible	42	14	28	200.0
Other expenses	1,131	1,054	77	7.3
Total noninterest expense	$5,563	$5,019	$544	10.8
Salaries and wages. The $343 thousand increase in 2012 over 2011 was due primarily to normal annual salary increases, additional staff associated with the three branches acquired in May 2011, increased salaries and commissions in the loan production office and accruals for the STIPP adopted in February 2012.

Pension and employee benefits. Expense for the defined benefit pension plan was $426 thousand for the second quarter of 2012 compared to $208 thousand for the second quarter of 2011, an increase of $218 thousand, or 104.6%, due to the lower discount rate utilized to calculate the present value of future benefits, increase in life expectancies, increase in salary levels and number of participants and low return on investments in 2011. There was an increase of $37 thousand, or 12.1%, in the Company's medical costs from $306 thousand for the second quarter of 2011, to $343 thousand for the second quarter of 2012 related to higher staffing levels.

Equipment expense. The increase between years is mainly due to the increase of $43 thousand, or 28.6%, in software licenses and maintenance contracts expense, from $151 thousand for the second quarter of 2011 to $194 thousand for the second quarter of 2012. Equipment depreciation also increased $32 thousand, or 30.1%, from $107 thousand for the second quarter of 2011 to $140 thousand for the second quarter of 2012 primarily due to the replacement of the ATMs during the fourth quarter of 2011 and first quarter of 2012 to comply with regulatory requirements under the federal Americans with Disabilities Act (ADA) which became effective in March of this year.

Branch acquisition expenses. The branch acquisition expenses for the three months ended June 30, 2011 were mainly legal, professional and marketing fees expended to facilitate the purchase of the three New Hampshire branches. There were also expenses incurred to replace customer checkbooks and branch supplies.

Equity in losses of affordable housing investments. Union recorded new investments in limited partnerships in 2011, which has increased the expense for equity in losses. The increased expenses are offset on an after tax basis by the increased tax credits recorded as a reduction of income tax expense.

Amortization of core deposit intangible. As a result of the branch purchases in May 2011, a core deposit intangible of $1.7 million was recorded and is being amortized on a straight-line basis over the estimated 10 year average life of the core deposit base.

Other expenses. Expense related to utilization of ATM and debit cards was $27 thousand higher in the second quarter of 2012, reflecting higher utilization and growth in the deposit base. Along with the increased utilization of debit cards, charges to expense mainly due to one occurrence of debit card fraud was $26 thousand more in the second quarter of 2012 compared to 2011. Postage expense increased $11 thousand and supply expenses have also increased approximately $6 thousand due to the increased number of branches and accounts. During the second quarter of 2012, there was an $11 thousand write-off of negative escrow charged to expense. These increases were partially offset by a reduction in marketing costs of $34 thousand for the second quarter of 2012 compared to the same period

Union Bankshares, Inc. Page 38

last year.

Income Tax Expense. The Company has provided for current and deferred federal income taxes for the quarters ended June 30, 2012 and 2011. The Company's net provision for income taxes was $319 thousand for the three months ended June 30, 2012, compared to $189 thousand for the same period in 2011. The Company’s effective tax rate increased to 18.2% for the three months ended June 30, 2012, from 15.5% for the same period in 2011. Federal income taxes and the effective tax rate increased due to the increase in taxable income. However, the effect of that increase was partially mitigated by an increase in tax exempt interest income to $349 thousand for the second quarter of 2012 versus $303 thousand for the second quarter of 2011, and tax credits recorded from investments in affordable housing projects, which increased to $141 thousand for the second quarter of 2012 versus $114 thousand for the second quarter of 2011.

Six Months Ended June 30, 2012, Compared to Six Months Ended June 30, 2011.

Interest and Dividend Income. The Company’s interest and dividend income increased to $12.4 million for the six months ended June 30, 2012 compared to $11.2 million for the same period last year, mostly driven by an increase in average earning assets of $71.5 million, or 16.2%, to $512.3 million, from $440.9 million for the six months ended June 30, 2011, reflecting both the effect of the May 2011 branch acquisition and organic growth of the franchise. However, the positive effect on interest income resulting from the rise in the average volume of earning assets was partially offset by the lower rates earned on all interest earning assets except nonmarketable equity securities as the low interest rate environment, continues resulting in lower yields earned on new earning assets in the first half of 2012 versus 2011. Interest income on loans increased $1.1 million, or 10.1%, to $11.7 million for the six months ended June 30, 2012 versus $10.6 million for the 2011 comparison period, in conjunction with an increase of $53.8 million in average loan volume between periods. Average loans approximated $433.0 million at an average yield of 5.52% for the six months ended June 30, 2012, up $53.8 million, or 14.2% from an average volume of $379.2 million at an average yield of 5.73% for the six months ended June 30, 2011. The loans in the branches acquired in May 2011 accounted for approximately $26.3 million of the increase in average loans for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The positive impact of the increase in average total loan volume was partially offset by a 21 basis point decrease in average yield.

The Company has continued to manage interest rate risk by selling a major portion of the low rate qualified residential mortgages originated during 2012 to the secondary market and has benefited from the sale of these mortgages, with net gains of $1.1 million on residential real estate loan sales of $48.3 million for the six months ended June 30, 2012, compared to net gains of $507 thousand on loan sales of $30.4 million during the same period last year.

The average balance of investments (including agency mortgage-backed securities) increased $14.0 million, or 48.9%, to $42.7 million for the six months ended June 30, 2012, from $28.7 million for the six months ended June 30, 2011. The average balance invested in interest bearing deposits in banks for the first half of 2012 was $23.6 million, up $9.6 million, or 68.6%, from the average level of $14.0 million for the 2011 comparison period. The increase in both investment securities and interest bearing deposits in banks was due in part to the excess of assumed deposit liabilities over loans acquired in the acquisition of branches in May 2011 which resulted in a cash payment to the Company by the selling bank in the amount of $28.9 million. The average balance of federal funds sold and overnight deposits decreased $6.0 million, or 34.8%, to $11.2 million for the six months ended June 30, 2012, from $17.1 million for the six months ended June 30, 2011. Interest income from average nonloan instruments increased $84 thousand, or 13.0%, between periods, with $731 thousand for the first half of 2012 versus $647 thousand for the same period of 2011, reflecting the increase in average nonloan instrument volume, which was partially offset by decreases in average yields on federal funds sold and overnight deposits, interest bearing deposits and investment securities.

Interest Expense. The Company’s interest expense decreased $200 thousand, or 10.2%, to $1.8 million for the six months ended June 30, 2012, from $2.0 million for the six months ended June 30, 2011, despite an increase of $69.5 million in the average volume of interest bearing liabilities between periods. The decrease was primarily attributable to lower rates paid on all interest bearing liabilities, reflecting the persistent low interest rate environment.

Interest expense on deposits decreased $106 thousand, or 7.7%, to $1.3 million for the six months ended June 30, 2012, from $1.4 million for the six months ended June 30, 2011, despite an increase in average interest bearing deposits. Although competition for deposits has remained strong, average interest bearing deposits for the six months ended June 30, 2012 increased $70.3 million, or 21.4%, to $399.4 million compared to average interest bearing deposits of $329.1 million for the same period last year. This increase reflects the overall growth in the franchise with the May 2011 acquisition of three New Hampshire branches that had average interest bearing deposits of $58.8 million for the

Union Bankshares, Inc. Page 39

six months ended June 30, 2012 compared to $10.3 million for the same period last year, as well as the continuing impact of higher FDIC insurance coverage and uncertainty surrounding the financial markets as customers retain cash in lieu of other less liquid investments. Average time deposits increased to $155.7 million for the six months ended June 30, 2012, from $133.6 million for the six months ended June 30, 2011, an increase of $22.1 million, or 16.5%, (including an increase of $20.8 million in average time deposits in the acquired branches). The average rate paid on time deposits during the first half of 2012 decreased 25 basis points, to 1.29% from 1.54% for the first half of 2011. The average balances for money market and savings accounts increased $29.9 million, or 22.9%, to $160.5 million for the six months ended June 30, 2012, from $130.7 million for the six months ended June 30, 2011, (including an increase of $17.3 million in average money market and savings accounts in the acquired branches). The average rate paid on money market and savings deposits dropped from 0.46% to 0.25%. An $18.3 million, or 28.3%, increase in interest bearing checking accounts brought the average balance up to $83.2 million from $64.8 million between the two comparison periods, (including an increase of $10.3 million in average interest bearing checking accounts in the acquired branches). The average rate paid on interest bearing checking accounts was 0.18% for the six months ended June 30, 2012 down from 0.22% for the six months ended June 30, 2011.

Interest expense on borrowed funds decreased $94 thousand, or 16.3%, to $484 thousand for the six months ended June 30, 2012, from $578 thousand for the six months ended June 30, 2011. Average borrowed funds decreased $789 thousand, or 2.6%, to $29.3 million for the six months ended June 30, 2012 compared to $30.1 million for the six months ended June 30, 2011. Average customer overnight collateralized repurchase sweeps increased $3.5 million from $1.0 million for the first half of 2011 to $4.5 million for the first half of 2012, while average borrowings from the FHLB of Boston decreased $4.2 million, or 15.4% from $27.3 million for the first half of 2011 to $23.1 million for the first half of 2012. The average rate paid on borrowings dropped from 3.80% for the six months ended June 30, 2011 to 3.27% for the six months ended June 30, 2012, reflecting the effect of the lower borrowing rates paid on customer repurchase sweeps and short-term liquidity advances compared to the rates paid on longer-term borrowings outstanding.

Provision for Loan Losses. There was a $360 thousand loan loss provision for the six months ended June 30, 2012 compared to a $300 thousand loan loss provision for the six months ended June 30, 2011. Although improvement in travel and tourism industry sales was reported during 2011, the 2012 winter tourism season was adversely impacted by lower than average snowfall, with revenues reportedly down throughout the market area in comparison to projections. The impact of the decline in revenue during the recession period (2009 and 2010) is still evident in the local market and the reduced snowfall in 2012 has tempered the improvement reported during 2011. Nonperforming loans decreased by $962 thousand between June 30, 2011 and June 30, 2012. Loans which we have specifically reserved for increased by approximately $2.5 million between periods. Between December 31, 2011 and June 30, 2012, nonperforming loans decreased by $786 thousand and loans individually evaluated for impairment increased approximately $753 thousand. The local market area has also seen a gradual but consistent decline in commercial and residential property values over the past few years. As a result of the qualitative review during the first quarter 2012, the reserve factor assigned to the commercial real estate portfolio for the value of underlying collateral component was increased by 0.05%, while the volume and severity of past due, nonaccrual and classified loans reserve factor assigned to the commercial and installment portfolios was decreased 0.10% and 0.05%, respectively. There were no reserve factor changes resulting from the second quarter 2012 qualitative review. The higher provision in the first half of 2012 was deemed appropriate by management in light of the increase in loans specifically reserved for, the results of the qualitative factor review, the change in the mix of the portfolio and the outlook for future economic conditions. For further details, see FINANCIAL CONDITION Allowance for Loan Losses and Asset Quality below.

Noninterest Income. The following table sets forth changes from the first half of 2011 to the first half of 2012 for components of noninterest income:

Union Bankshares, Inc. Page 40

	For The Six Months Ended June 30,
	2012	2011	$ Variance	% Variance
	(Dollars in thousands)
Trust income	$306	$281	$25	8.9
Service fees	2,372	2,053	319	15.5
Net gains on sales of loans held for sale	1,141	507	634	125.0
Other income	208	207	1	0.5
Subtotal	4,027	3,048	979	32.1
Net gains on sales of investment securities available-for-sale	44	10	34	340.0
Total noninterest income	$4,071	$3,058	$1,013	33.1

Noninterest income net of gains on investment securities available-for-sale was $4.0 million, or 24.5%, of total income net of gains on investment securities available-for-sale for the six months ended June 30, 2012 compared to $3.0 million, or 21.3%, for the six months ended June 30, 2011. This increase between years reflected the effect of higher income in all noninterest income categories.

Trust income. Trust income increased by $25 thousand, or 8.9%, between the six months ended June 30, 2012 and June 30, 2011. Fees are normally charged on asset values which have grown over the prior year, aided by the improvement in the stock market.

Service fees. Service fees increased $319 thousand, or 15.5%, between the first half of 2011 and the first half of 2012. The increase was due in large part to the 24.6% growth in debit card and ATM fees resulting from the growth in the volume of electronic transactions, which added $180 thousand to fees earned. In addition, merchant program fees increased $52 thousand, or 21.3%, between years. There was also an increase of $46 thousand, or 18.4%, in loan servicing fees between years due to the increased volume of residential mortgage loans serviced. Overdraft fee income on deposit accounts also increased by $44 thousand, or 8.5% between years.

Net gains on sales of loans held for sale. Residential loans totaling $48.3 million were sold for a net gain of $1.1 million during the first half of 2012, versus residential and commercial real estate loan sales of $30.4 million for a net gain of $507 thousand during the first half of 2011. While the volume of loans sold to mitigate low long term interest rate risk increased $17.8 million, or 58.6%, between periods, the net gains rose 125.0%, reflecting the activity of the loan production office, the introduction of new government sponsored loan products, improved margins on sales of loans and increased activity caused by a more active real estate market and continuing low interest rates.

Net gains on sales of investment securities available-for-sale. Two corporate investment securities and one U.S. Government sponsored enterprise security available-for-sale totaling $1.2 million were sold during the first half of 2012 for a net gain of $44 thousand compared to a net gain of $10 thousand on available-for-sale securities sold during the same period last year.

Noninterest Expense. The following table sets forth changes from the first half of 2011 to the first half of 2012 for components of noninterest expense:

Union Bankshares, Inc. Page 41

	For The Six Months Ended June 30,
	2012	2011	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$4,469	$3,622	$847	23.4
Pension and employee benefits	2,115	1,596	519	32.5
Occupancy expense, net	629	551	78	14.2
Equipment expense	686	563	123	21.8
Branch acquisition expenses	—	345	(345)	(100.0)
Expenses of OREO and other assets owned, net	191	193	(2)	(1.0)
Vermont franchise tax	225	212	13	6.1
FDIC insurance assessment	186	212	(26)	(12.3)
Equity in losses of affordable housing investments	315	237	78	32.9
Amortization of core deposit intangible	85	14	71	507.1
Other expenses	2,203	2,054	149	7.3
Total noninterest expense	$11,104	$9,599	$1,505	15.7

Salaries and wages. The $847 thousand increase in 2012 over 2011 was due primarily to normal annual salary increases, additional staff associated with the three branches acquired in May 2011, increased salaries and commissions in the loan production office and accruals for the STIPP adopted in February 2012.

Pension and employee benefits. Expense for the defined benefit pension plan was $816 thousand for the first half of 2012 compared to $416 thousand for the first half of 2011, an increase of $400 thousand, or 95.9%, due to the lower discount rate utilized to calculate the present value of future benefits, increase in life expectancies, increase in salary levels and number of participants and low return on investments in 2011. Employer payroll taxes were $426 thousand for the first half of 2012 up from $369 thousand for the first half of 2011, an increase of $57 thousand, or 15.3%. The majority of the increase is due to higher staffing levels, resulting in increased salaries and wages and the remainder is due to increased maximum wage bases and rates charged for Vermont and New Hampshire unemployment taxes. The 401K employer contribution expense also increased $19 thousand, or 24.0%, to $98 thousand for the first half of 2012 compared to $79 thousand for the first half of 2011, and health insurance expense increased $36 thousand, or 5.7%, to $674 thousand for the first half of 2012 compared to $638 thousand for the first half of 2011. These increases also relate to the higher staffing levels.

Occupancy expense, net. The increase between years is mainly due to the increased number of banking locations and the higher costs of operation in 2012.

Equipment expense. The increase between years is mainly due to the increase of $76 thousand, or 24.5%, in software licenses and maintenance contracts expense, from $312 thousand for the first half of 2011 to $388 thousand for the first half of 2012. Equipment depreciation also increased $50 thousand, or 21.5%, from $231 thousand for the first half of 2011 to $281 thousand for the first half of 2012 primarily due to the replacement of the ATMs during the fourth quarter of 2011 and first quarter of 2012 to comply with regulatory requirements under the federal Americans with Disabilities Act (ADA) which became effective in March of this year.

Branch acquisition expenses. The branch acquisition expenses for the first half of 2011 were mainly legal, professional and marketing fees expended to facilitate the purchase of the three New Hampshire branches. There were also expenses incurred to replace customer checkbooks and branch supplies.

FDIC insurance assessment. The decrease in assessment for the six months ended June 30, 2012 was due to a change in the assessment formula which had been previously based on total deposits and effective April 1, 2011 was changed to a net assets base. The benefit from the formula change was partially offset by the increased assessment resulting from the Company's growing asset base.

Equity in losses of affordable housing investments. Union recorded new investments in limited partnerships in 2011, which has increased the expense for equity in losses. The increased expenses are offset on an after tax basis by the increased tax credits recorded as a reduction of income tax expense.

Union Bankshares, Inc. Page 42

Amortization of core deposit intangible. As a result of the branch purchases in May 2011, a core deposit intangible of $1.7 million was booked and is being amortized on a straight-line basis over the estimated 10 year average life of the core deposit base.

Other expenses. The 2012 results include a $15 thousand prepayment penalty on the early payoff of a $268 thousand long-term FHLB of Boston advance while there was no such penalty in 2011. The 2012 results also include an $11 thousand write-off of a sold loan's negative escrow, and an increase of $41 thousand related to the origination and sale of residential real estate loans. Expense related to utilization of ATM and debit cards was $69 thousand higher in the first half of 2012, reflecting higher utilization and growth in the deposit base. Along with the increased utilization of debit cards, charges to expense due to debit card fraud were $22 thousand higher in the first half of 2012 compared to the first half of 2011. Postage expense increased $19 thousand and supply expenses also increased approximately $18 thousand due to the increased number of branches and accounts. These increases were partially offset by a reduction in marketing costs of $54 thousand and in outsourced disaster recovery services of $24 thousand for the first half of 2012 compared to the same period last year.

Income Tax Expense. The Company has provided for current and deferred federal income taxes for the six months ended June 30, 2012 and 2011. The Company's net provision for income taxes was $560 thousand for the six months ended June 30, 2012, compared to $369 thousand for the same period in 2011. The Company’s effective tax rate increased to 17.4% for the six months ended June 30, 2012, from 15.2% for the same period in 2011. Federal income taxes and the effective tax rate increased due to the increase in taxable income. However, the effect of that increase was partially mitigated by an increase in tax exempt interest income to $680 thousand for the first half of 2012 versus $599 thousand for the first half of 2011, and tax credits recorded from investments in affordable housing projects, which increased to $281 thousand for the first half of 2012 versus $204 thousand for the first half of 2011.

Union Bankshares, Inc. Page 43

FINANCIAL CONDITION

At June 30, 2012, the Company had total consolidated assets of $534.3 million, including gross loans and loans held for sale (“total loans”) of $436.2 million, deposits of $459.4 million and stockholders' equity of $41.0 million. The Company’s total assets decreased $18.5 million, or 3.3%, to $534.3 million at June 30, 2012, from $552.8 million at December 31, 2011. Net loans and loans held for sale increased a total of $6.7 million, or 1.6%, to $431.8 million, or 80.8%, of total assets at June 30, 2012, including $26.0 million of loans at June 30, 2012 acquired with the May 2011 branch acquisitions, compared to $425.2 million, or 76.9%, of total assets at December 31, 2011, including $27.9 million of loans at such date acquired with the branch acquisitions.

Deposits decreased $14.0 million, or 3.0%, to $459.4 million at June 30, 2012, from $473.4 million at December 31, 2011 which reflects a normal seasonal decrease due to the municipal funding requirements in Vermont as the municipalities and school districts utilize their deposits to pay down their annual line of credit prior to their June 30 fiscal year end. Noninterest bearing deposits decreased $2.1 million, or 2.8%, from $76.7 million at December 31, 2011 to $74.5 million at June 30, 2012, interest bearing deposits increased $10.3 million, or 4.3%, from $239.1 million at December 31, 2011 to $249.3 million at June 30, 2012, and time deposits decreased $22.1 million, or 14.0%, from $157.7 million at December 31, 2011, to $135.6 million at June 30, 2012. (See average balances and rates in the Yields Earned and Rates Paid table on pages 33 and 34.)

The continuing low interest rate environment and aggressive rate competition from in-market and out-of-market financial institutions makes deposit accounts increasingly hard to attract and retain. Deposit account relationships, particularly noninterest bearing deposits, are especially difficult to develop due to the customer's anticipated cost and inconvenience associated with new checks, debit cards, direct deposits and automated clearing house transaction changes. Therefore, the May 2011 acquisition of the New Hampshire branches in markets contiguous to Union's, are viewed by management and the Board of Directors as a strong strategic move for the Company, increasing deposits and expanding the Company's New Hampshire market area.

Total borrowings decreased $5.0 million, or 17.3%, at June 30, 2012, from $29.0 million at December 31, 2011 to $24.0 million at June 30, 2012, as maturities and sales in the investment portfolio were used to fund increased loan demand. There was a reduction in customer overnight collateralized repurchase sweeps of $4.4 million between December 31, 2011 and June 30, 2012. There was also a prepayment of a $268 thousand long-term FHLB advance and normal monthly payments on FHLB of Boston amortizing advances. (See Borrowings on page 50.)

Total stockholders’ equity increased $689 thousand to $41.0 million at June 30, 2012 from $40.3 million at December 31, 2011. This increase primarily reflects net income of $2.7 million for the first six months of 2012 and the $247 thousand positive change in accumulated other comprehensive loss, less regular cash dividends paid of $2.2 million. (See Capital Resources on page 54.)

Loans Held for Sale and Loan Portfolio. Total loans (including loans held for sale) increased $7.0 million, or 1.6%, to $436.2 million at June 30, 2012 from $429.2 million at December 31, 2011. At June 30, 2012, the Company’s $436.2 million total loan portfolio represented 81.7% of assets, up in dollars and percentage from $429.2 million, or 77.6% of assets at December 31, 2011 and up in dollars and percentage from $404.0 million, or 78.7% of assets at June 30, 2011. The Company’s loans consist primarily of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Real estate secured loans represented $385.1 million, or 88.3%, of total loans at June 30, 2012 and $370.2 million, or 86.2%, of total loans at December 31, 2011. Although competition for good loans is strong, the Company has been able to originate loans to both current and new customers while maintaining credit quality. Consumer loan demand was steady during the first three months of 2012 and increased to strong by the end of the second quarter of 2012. Commercial and construction loan demand improved during the first six months of 2012 as the winter season came to an early close. Despite the challenges of the winter season due to lower than normal snowfall, the local economy appears to be improving and the unemployment rates continue to decrease, leading management to be cautiously optimistic regarding future loan demand; however, increased inflation or interest rates could have a negative impact.

Union Bankshares, Inc. Page 44

The composition of the Company's loan portfolio as of June 30, 2012 and December 31, 2011 was as follows:

	June 30, 2012		December 31, 2011
Loan Type	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$146,827	33.7	$147,426	34.4
Construction real estate	30,637	7.0	28,077	6.6
Commercial real estate	192,500	44.1	189,770	44.2
Commercial	21,882	5.0	23,018	5.4
Consumer	6,426	1.5	6,134	1.4
Tax exempt	22,871	5.2	29,894	6.9
Loans held for sale	15,105	3.5	4,888	1.1
Total loans	436,248	100.0	429,207	100.0
Add/(Deduct):
Allowance for loan losses	(4,580)		(4,226)
Unamortized net loan costs	162		177
Net loans and loans held for sale	$431,830		$425,158
The Company originates and sells qualified residential mortgages in various secondary market avenues, with a majority of sales made to the Federal Home Loan Mortgage Corporation (FHLMC/Freddie Mac). At June 30, 2012, the Company serviced a $362.2 million residential real estate mortgage portfolio, of which $15.1 million is held for sale and approximately $200.3 million is serviced for unaffiliated third parties.

The Company chose to sell $48.3 million of qualified residential mortgage loans generated during the first half of 2012 to the secondary market in order to mitigate long-term interest rate risk and to generate fee income. The Company also retained $10.2 million of secondary market qualified residential real estate loans originated during the first half of 2012 to increase interest income. The Company generally retains the servicing rights on sold residential mortgage loans. During the first quarter of 2011, the Company received approval to originate and sell FHA and Veterans Administration (VA) residential mortgage loans. In April 2012, Union received an Unconditional Direct Endorsement Approval from HUD which allows Union to approve FHA loans originated in any of its Vermont or New Hampshire locations without needing prior HUD approval. These government backed loans qualify for down payments that can be as low as 3.5% without geographic or income restrictions. The Company sells VA and FHA loans as originated with servicing released. These loan products increase the Company's ability to serve the borrowing needs of residents in the communities we serve while the government guaranty mitigates our exposure to credit risk.
The Company also originates commercial real estate and commercial loans under various SBA, U.S. Department of Agriculture Rural Development and Vermont Economic Development Authority programs which provide a government agency guaranty for a portion of the loan amount. There was $5.2 million guaranteed under these various programs at June 30, 2012 on an aggregate balance of $6.6 million in subject loans. The Company occasionally sells the guaranteed portion of the loan to other financial concerns and retains servicing rights, which generates fee income. The Company serviced $23.2 million of commercial and commercial real estate loans for unaffiliated third parties as of June 30, 2012. This includes $20.0 million of commercial, municipal, residential or commercial real estate loans the Company has participated out to other financial institutions, in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.

The Company capitalizes servicing rights for both residential mortgage and commercial loans sold with servicing retained. The Company recognizes gains and losses on the sale of the principal portion of these loans as they occur. The unamortized balance of servicing rights on loans sold with servicing retained was $877 thousand at June 30, 2012, with an estimated market value in excess of the carrying value as of such date.

There were $3.0 million of residential real estate loans pledged to secure municipal deposits above the FDIC insurance coverage level as of June 30, 2012. Qualified residential first mortgages held by Union are eligible to be pledged as collateral for borrowings from the FHLB of Boston under a blanket lien.

Union Bankshares, Inc. Page 45

Asset Quality. The Company, like all financial institutions, is exposed to certain credit risks, including those related to the value of the collateral that secures its loans and the ability of borrowers to repay their loans. Vermont and northwestern New Hampshire did not see the drastic drop in real estate values at the start of the recession as some parts of the country experienced. However, there has been a steady decline in real estate values for our market area over the past few years. Consistent application of the Company’s conservative loan policies has helped to mitigate this risk and has been prudent for both the Company and its customers. Renewed market volatility, high unemployment rates and weakness in the general economic condition of the country or our market area, may continue to have a negative effect on our customers’ ability to make their loan payments on a timely basis and/or on underlying collateral values. Management closely monitors the Company’s loan and investment portfolios, other real estate and other assets owned for potential problems and reports to the Company’s and the subsidiary’s Boards of Directors at regularly scheduled meetings. Repossessed assets and loans or investments that are 90 days or more past due are considered to be nonperforming assets. Board approved policies set forth portfolio diversification levels to mitigate concentration risk and the Company participates large credits out to other financial institutions to further mitigate that risk.
The following table shows the composition of nonperforming assets at the dates indicated and trends of certain ratios monitored by Company's management in reviewing asset quality:

	As of or for the six months ended	As of or for the year ended	As of or for the six months ended
	June 30, 2012	December 31, 2011	June 30, 2011
	(Dollars in thousands)
Nonaccrual loans	$4,111	$4,308	$4,009
Accruing loans 90+ days delinquent	1,308	1,897	2,372
Total nonperforming loans (1)	5,419	6,205	6,381
OREO	1,550	1,476	860
Other assets owned	40	40	—
Total nonperforming assets	$7,009	$7,721	$7,241
Allowance for loan losses to loans not held for sale (2)	1.09%	1.00%	1.01%
Allowance for loan losses to nonperforming loans	84.52%	68.11%	63.63%
Nonperforming loans to total loans	1.24%	1.45%	1.58%
Nonperforming assets to total assets	1.31%	1.40%	1.41%
Delinquent loans (30 days to nonaccruing) to total loans	1.75%	3.86%	2.52%
Net charge-offs (annualized) to average loans not held for sale	*	0.08%	*
Loan loss provision to net charge-offs, year-to-date	5,406.22%	254.93%	*
____________________
*    Net charge-offs were either positive net recoveries or so small that the percentage was less than 0.01%.

(1)
The Company had guarantees of U.S. or Vermont government agencies on the above nonperforming loans totaling $44 thousand at June 30, 2012, $730 thousand at December 31, 2011, and $132 thousand at June 30, 2011.

(2)
Calculation includes the net carrying amount of loans recorded at fair value from the branch acquisitions as of June 30, 2012 ($26.0 million) and December 31, 2011 ($27.9 million). Excluding such loans, the allowance for loan losses to loans not purchased and not held for sale was 1.16% at June 30, 2012 and 1.07% at December 31, 2011.

The level of nonaccrual loans decreased $197 thousand, or 4.6%, since December 31, 2011, while accruing loans delinquent 90 days or more decreased $589 thousand, or 31.0%, during the same time period and the percentage of nonperforming loans to total loans decreased from 1.45% to 1.24%. The $786 thousand net decrease in nonperforming loans between December 31, 2011 and June 30, 2012 was mainly attributable to one commercial real estate loan that was in nonaccrual status as of December 31, 2011 that was brought current and was returned to accrual status as of June 30, 2012. The aggregate interest income not recognized on nonaccrual loans amounted to approximately $1.0 million and $802 thousand as of June 30, 2012 and 2011, respectively, and $903 thousand as of December 31, 2011.

At June 30, 2012, the Company had loans rated substandard that were on a performing status totaling $5.1 million, compared to $4.1 million at December 31, 2011. In management's view, such loans represent a higher degree of risk

Union Bankshares, Inc. Page 46

of becoming nonperforming loans in the future.

The Company’s management is focused on the impact that the prolonged weak economy may have on its borrowers and is closely monitoring industry and geographic concentrations for evidence of financial problems. Since the fourth quarter of 2007, residential and commercial real estate values have declined nationally with some other areas of the country experiencing significant weakening. The region's real estate market has also experienced declines in prices as a result of the stagnant economy. Sales of homes in Vermont and northwestern New Hampshire slowed considerably over the last three years along with housing permits but signs of improvement were seen during 2011 in the majority of our markets and have continued to improve in the first half of 2012. The real estate market decline significantly contributed to the downturn in the general economy, and unemployment rates and business failures rose nationwide. Locally these indicators are improving but conditions can cause borrowers who are current in their payments to experience deterioration in the value of their collateral and increase the potential of default if their income levels decline. Management continues to monitor the national, regional and local economic environment and its impact on unemployment, business failures and real estate values in the Company’s market area. The unemployment rate has started to stabilize in our market areas and in Vermont was at a 4.7% level for June 2012 compared to 5.5% for June 2011. New Hampshire was at 5.1% for June 2012 compared to 4.9% for June 2011, with the nationwide rate at 8.2% and 9.2% for the comparable periods.
Vermont and New Hampshire continue to have lower residential foreclosure rates than the average in the United States. On occasion the Company acquires residential or commercial real estate properties through or in lieu of loan foreclosure. These properties are held for sale and are initially recorded as OREO at fair value less estimated selling costs at the date of the Company’s acquisition of the property, with fair value based on an appraisal for more significant properties and on a broker’s price opinion for minor properties. Holding costs and declines in fair value on properties acquired are expensed as incurred. Declines in fair value after acquisition of the property result in charges against income before tax, which totaled $66 thousand for the quarter ended June 30, 2012 and $77 thousand for the six months ended June 30, 2012. This compares to a $105 thousand charge against income before tax for the quarter ended June 30, 2011 and $147 thousand for the six months ended June 30, 2011. The Company evaluates each property at least quarterly for changes in the fair value. The Company had eleven residential, land development or commercial real estate properties for a total of $1.6 million classified as OREO at June 30, 2012, and five of these properties have subsequently gone under contract to sell. This compares to a total of $1.5 million at December 31, 2011, representing eleven residential, land development or commercial real estate properties. There was a $168 thousand allowance for losses on OREO at June 30, 2012 and a $91 thousand allowance at December 31, 2011 which were netted out of the above values. One of the commercial real estate property contracted to sell from a July foreclosure auction will result in a $202 thousand charge against income before tax in the third quarter of 2012.
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
Impaired loans, including restructured loans, were $3.2 million at June 30, 2012, with government guaranties of $87 thousand and a specific reserve amount allocated of $136 thousand, which is estimated by management to be the Company’s loss exposure. This compares to impaired loans of $2.6 million at December 31, 2011, with government guaranties of $88 thousand and a specific reserve amount allocated of $76 thousand.

The Company’s loan portfolio balance not held for sale decreased by $3.2 million, from $424.3 million at December 31, 2011 to $421.1 million at June 30, 2012. There was growth in the construction, commercial real estate and consumer loan portfolio (see chart on page 45 for further details) during the first half of 2012. This loan growth was partially offset by a large decrease in the municipal loan portfolio reflecting a one day seasonal fluctuation due to the annual fiscal cycle of Vermont municipalities and school districts. The composition of the Company’s loan portfolio remained relatively unchanged from December 31, 2011, and there was no material change in the Company’s lending programs or terms during the second quarter or first half of 2012.

For the three months ended June 30, 2012, there were charge-offs of loans totaling $25 thousand and recoveries on

Union Bankshares, Inc. Page 47

previously charged off loans of $19 thousand. For the three months ended June 30, 2011, there were charge-offs of $7 thousand and recoveries of $9 thousand. The provision for loan losses was $180 thousand and $150 thousand, respectively for the three months ended June 30, 2012 and 2011. For the six months ended June 30, 2012, there were charge-offs of loans totaling $35 thousand and recoveries on previously charged off loans of $29 thousand. For the six months ended June 30, 2011, there were charge-offs of $23 thousand and recoveries of $28 thousand. The provision for loan losses was $360 thousand and $300 thousand, respectively for the six months ended June 30, 2012 and 2011.

The following table (net of loans held for sale) shows the internal breakdown by risk component of the Company's allowance for loan losses and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

	June 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate
Residential	$1,298	34.9	$1,250	34.7
Construction	419	7.3	367	6.6
Commercial	2,451	48.1	2,278	47.2
Other Loans
Commercial	265	4.7	232	5.0
Consumer, municipal, other and unallocated	147	5.0	99	6.5
Total	$4,580	100.0	$4,226	100.0

Notwithstanding the categories shown in the table above, all funds in the allowance for loan losses are available to absorb loan losses in the portfolio, regardless of loan category or specific allocation.

As a result of the qualitative review during the first quarter 2012, the reserve factor assigned to the commercial real estate portfolio for the value of underlying collateral component was increased by 0.05%, while the volume and severity of past due, nonaccrual and classified loans reserve factor assigned to the commercial and installment portfolios was decreased 0.10% and 0.05%, respectively. There were no reserve factor changes resulting from the second quarter 2012 qualitative review. Management of the Company believes, in its best estimate, that the allowance for loan losses at June 30, 2012, is appropriate to cover probable credit losses inherent in the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the allowance at June 30, 2012. In addition, our banking regulators, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. A large adjustment to the allowance for losses in future periods may require increased provisions to replenish the allowance, which could negatively affect earnings. While the Company recognizes that economic slowdowns or financial and credit market turmoil may adversely impact its borrowers' financial performance and ultimately their ability to repay their loans, management continues to be cautiously optimistic about the collectability of the Company's loan portfolio.

Investment Activities. At June 30, 2012, investment securities classified as available-for-sale, totaled $34.9 million, or 6.5%, of assets. The amount in investment securities decreased $12.1 million, or 25.7%, from $47.0 million, or 8.5%, of assets at December 31, 2011 as loan demand increased. There was $5.1 million of investment securities pledged to secure various public deposits or customer repurchase agreements as of June 30, 2012 and $11.2 million at December 31, 2011.

Net unrealized gains for the Company’s available-for-sale investment securities portfolio were $1.4 million as of June 30, 2012 and December 31, 2011. Net unrealized gains of $917 thousand, net of income tax effect, were reflected in the Company’s accumulated other comprehensive loss component of stockholders’ equity at June 30, 2012. Deterioration in credit quality and/or imbalances in liquidity that may exist in the financial marketplace might adversely affect the fair values of the Company’s investment portfolio and may increase the potential that certain unrealized losses will be designated as other than temporary in future periods, resulting in write-downs and charges to earnings.

Union Bankshares, Inc. Page 48

Deposits. The following table shows information concerning the Company's average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the periods ended June 30, 2012 and December 31, 2011.

	Six Months Ended June 30, 2012			Year ended December 31, 2011
	Average Amount	Percent of Total Deposits	Average Rate	Average Amount	Percent of Total Deposits	Average Rate
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$71,556	15.2	—	$66,389	15.6	—
Interest bearing checking accounts	83,174	17.6	0.18%	74,862	17.5	0.23%
Money Market accounts	97,410	20.7	0.33%	85,694	20.1	0.49%
Savings accounts	63,139	13.4	0.14%	55,442	13.0	0.24%
Total nontime deposits	315,279	66.9	0.18%	282,387	66.2	0.26%
Time deposits:
Less than $100,000	82,828	17.6	1.20%	78,167	18.3	1.40%
$100,000 and over	72,836	15.5	1.41%	66,327	15.5	1.52%
Total time deposits	155,664	33.1	1.29%	144,494	33.8	1.45%
Total deposits	$470,943	100.0	0.56%	$426,881	100.0	0.66%
The Company participates in the Certificate of Deposit Account Registry Service (CDARS) of Promontory Interfinancial Network, LLC, which permits the Company to offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants. Participants may also purchase deposits through CDARS. There were $5.9 million of time deposits of $250,000 or less on the balance sheet at June 30, 2012 and December 31, 2011 which were exchanged with other CDARS participants and are therefore considered for certain regulatory purposes to be “brokered” deposits. The Company also participates in Promontory Interfinancial Network's Insured Cash Sweep (ICS) program. ICS is a service through which Union can offer its customers a savings product with access to multi-million dollar FDIC insurance while receiving reciprocal deposits from other banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of savings deposits through ICS in effect permits Union to retain the full amount of the customer's deposits on Union's balance sheet. There were $2.9 million in ICS money market deposits on the balance sheet at June 30, 2012 and $1.8 million at December 31, 2011. None of the Company’s CDARS or ICS deposits, as of the respective balance sheet dates, represent purchased deposits as all such deposits were matched dollar for dollar with Union’s customer deposits which were placed in other participating financial institutions in order to provide those customers with full FDIC insurance coverage.

The following table sets forth information regarding the Company’s time deposits in amounts of $100,000 and over at June 30, 2012 and December 31, 2011 that mature during the periods indicated:

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Within 3 months	$12,586	$9,922
3 to 6 months	9,110	33,154
6 to 12 months	18,019	17,140
Over 12 months	13,600	14,341
	$53,315	$74,557
In total, the Company’s time deposits in amounts of $100 thousand and over dropped $21.2 million, or 28.5%, between December 31, 2011 and June 30, 2012, while average balances increased from $66.3 million to $72.8 million. There was a change in each of the maturity time frames, especially the within 3 months and the 3 to 6 months categories. In Vermont, the fiscal year ends on June 30th for the majority of municipalities and school districts, with most of their time deposits maturing on that date, causing the majority of the swing between time periods. Municipal certificates of deposit greater than $100 thousand were $5.2 million on June 30, 2012 and the balances had grown to $19.6 million by July 5, 2012 as the majority of our municipal customers started the new fiscal year.

Union Bankshares, Inc. Page 49

During the first six months of 2012, average total deposits grew $44.1 million, or 10.3%, with growth in all categories. For the six month period ended June 30, 2012, the average deposits in the branches acquired in May 2011 amounted to $60.8 million, versus the average volume of $38.4 million for the year ended December 31, 2011. The lower average volume for the year 2011 reflects the fact that the branch acquisitions occurred in May of 2011. Time deposits have trended towards very short duration or migrated to nontime deposits because of the low interest rate environment and the perceived customer desire to be in a position to redeploy funds should there be a rise in interest rates. Time deposits at June 30, 2012 have decreased $22.1 million, or 14.0%, from December 31, 2011 and the majority of the decrease is due to the Vermont municipal regulations as deposits are utilized to pay down their annual credit lines prior to their June 30 fiscal year end.

Part of the Dodd-Frank Act permanently raised FDIC deposit insurance coverage to $250 thousand per depositor per insured depository institution for each account ownership category. At June 30, 2012, the Company had deposit accounts with less than $250 thousand totaling $362.1 million, or 78.8% of its deposits, which now have permanent FDIC insurance protection. There were an additional $15.2 million in noninterest bearing or IOLTA deposit accounts greater than $250 thousand at June 30, 2012 with unlimited FDIC insurance until December 31, 2012. An additional $5.6 million of municipal deposits were over the FDIC insurance coverage limit at June 30, 2012 and were collateralized by Union under applicable state regulations by investment securities or loans.

Borrowings. Total borrowed funds at June 30, 2012 were $24.0 million compared to $29.0 million at December 31, 2011, a net decrease of $5.0 million, or 17.3%. Borrowings from the FHLB of Boston were $21.7 million at June 30, 2012, at a weighted average rate of 4.05%, and $22.3 million at December 31, 2011, at a weighted average rate of 4.06%. The decrease in FHLB borrowings was partially due to the prepayment of a $268 thousand advance at 4.07% with a March 2015 maturity date, which resulted in a prepayment penalty for the six months ended June 30, 2012 of $15 thousand. The Company also made scheduled monthly payments on long-term FHLB of Boston amortizing advances of $409 thousand for the six months ended June 30, 2012. In addition, the Company had overnight secured customer repurchase agreement sweeps at June 30, 2012 of $2.3 million compared to $6.7 million at December 31, 2011, a decrease of $4.4 million. The Company had no overnight federal funds purchased or advances on its repurchase agreement line or at the Federal Reserve discount window at either June 30, 2012 or December 31, 2011.

OTHER FINANCIAL CONSIDERATIONS

Market Risk and Asset and Liability Management. Market risk is the potential of loss in a financial instrument arising from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices and equity prices. As of June 30, 2012, the Company did not have any market risk sensitive instruments acquired for trading purposes. The Company’s market risk arises primarily from interest rate risk inherent in its lending, investing, deposit taking and borrowing activities, as yields on assets change in a different time period or to a different extent from that of interest costs on liabilities. Many other factors also affect the Company’s exposure to changes in interest rates, such as national, regional and local economic and financial conditions, financial market conditions, legislative and regulatory actions, competitive pressures, customer preferences including loan prepayments and/or early withdrawal of time deposits, and historical pricing relationships. These factors and the Company's methodology to measure and manage these risks are discussed in greater detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 and have not changed during the six months ended June 30, 2012.

As of June 30, 2012, 100%, of the investment portfolio was classified as available-for-sale and the modified duration was relatively short. The Company does not utilize any exotic derivative products or invest in any "high risk" instruments.

The Company’s interest rate sensitivity analysis (simulation) as of December 2011 for a flat rate environment (the prime rate at both December 31, 2011 and June 30, 2012 was 3.25%) projected the following for the six months ended June 30, 2012, compared to the actual results:

	June 30, 2012
	Projected	Actual	Percentage Difference
	(Dollars in thousands)
Net Interest Income	$11,008	$10,618	(3.5)
Net Income	$2,512	$2,665	6.1
Return on Assets	0.94%	0.97%	3.2
Return on Equity	11.56%	13.16%	13.8

Union Bankshares, Inc. Page 50

Actual net interest income is $10.6 million, $390 thousand or 3.5%, lower than projected as actual interest rates on loans, investment securities and interest bearing deposits were below projected rates. Loan demand, especially in residential construction and mortgage lending, has been strong through the first six months of 2012, however growth in some other loan categories lagged in the beginning months of 2012. The Company, in an attempt to increase interest income, increased the residential mortgage loan portfolio by keeping in portfolio some secondary market qualified residential loans originated during the six months ended June 30, 2012 rather than selling them to the secondary market.

Net income for the six months ended June 30, 2012 is ahead of forecasted amounts. Although our actual net interest income compared to the projected amount resulted in a negative variance of $390 thousand, this was offset by the combined effect of positive variances of $562 thousand in net gain on the sale of loans, $44 thousand in gain on sale of available-for-sale securities, $130 thousand in deposit and other service charges, and $32 thousand in public relations expense partially offset by negative variances of $127 thousand in pension expense, $24 thousand in the FDIC assessment, $61 thousand in equipment expenses, and $73 thousand in OREO expenses.

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

The following table details the contract or notional amount of financial instruments that represent credit risk at the dates indicated:

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Commitments to originate loans	$44,694	$10,176
Unused lines of credit	50,778	48,758
Standby letters of credit	1,920	1,503
Credit card arrangements	962	933
FHLB of Boston MPF credit enhancement obligation, net	212	86
Commitment to purchase investment securities	—	504
Total	$98,566	$61,960
Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have a fixed expiration date or other termination clause and may require payment of a fee. Since many of the loan commitments are expected to expire without being drawn upon and not all credit lines will be utilized, the total commitment amounts do not necessarily represent future cash requirements. Lines of credit incur seasonal volume fluctuations due to the nature of some customers' businesses, such as tourism and maple syrup products production. The large increase in commitments to originate loans at June 30, 2012 from December 31, 2011 is a result of the municipals' and school districts' fiscal cycle, with $21.6 million committed to them on June 30, 2012 for their fiscal year beginning July 1, 2012.

The Company did not hold or issue derivative or hedging instruments during the six month period ended June 30, 2012.

Union Bankshares, Inc. Page 51

The Company’s subsidiary bank is required (as are all banks) to maintain vault cash or a noninterest bearing reserve balance as established by Federal Reserve regulations. The Bank’s average total required reserve for the 14 day maintenance period including June 30, 2012 was $539 thousand and for December 31, 2011 was $546 thousand, both of which were satisfied by vault cash. The Company has also committed to maintain a noninterest bearing contracted clearing balance of $1.0 million at June 30, 2012 with the Federal Reserve Bank of Boston.

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

Union Bankshares, Inc. Page 52

The following table shows the Company's rate sensitivity analysis as of June 30, 2012:

	Repriced within
	3 Months or Less	4 to 12 Months	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
	(Dollars in thousands, by repricing date)
Interest sensitive assets:
Overnight deposits	$7,132	$—	$—	$—	$—	$7,132
Interest bearing deposits in banks	3,078	5,822	12,380	747	—	22,027
Investment securities (1)(3)	1,317	2,837	6,137	6,135	17,500	33,926
Nonmarketable securities	—	—	—	—	1,976	1,976
Loans and loans held for sale (2)(3)	168,321	73,038	84,933	53,678	56,440	436,410
Total interest sensitive assets	$179,848	$81,697	$103,450	$60,560	$75,916	$501,471
Interest sensitive liabilities:
Time deposits	$27,945	$65,030	$35,159	$7,442	$—	$135,576
Money markets	41,947	—	—	—	49,799	91,746
Regular savings	26,097	—	—	—	39,599	65,696
Interest bearing checking	56,068	—	—	—	35,808	91,876
Borrowed funds	2,510	5,107	1,677	5,490	9,199	23,983
Total interest sensitive liabilities	$154,567	$70,137	$36,836	$12,932	$134,405	$408,877
Net interest rate sensitivity gap	$25,281	$11,560	$66,614	$47,628	$(58,489)	$92,594
Cumulative net interest rate sensitivity gap	$25,281	$36,841	$103,455	$151,083	$92,594
Cumulative net interest rate sensitivity gap as a percentage of total assets	4.7%	6.9%	19.4%	28.3%	17.3%
Cumulative net interest rate sensitivity gap as a percentage of total interest sensitive assets	5.0%	7.3%	20.6%	30.1%	18.5%
Cumulative net interest rate sensitivity gap as a percentage of total interest sensitive liabilities	6.2%	9.0%	25.3%	37.0%	22.6%
____________________

(1)	Investment securities exclude marketable equity securities and mutual funds shares with a fair value of $797 thousand and $153 thousand, respectively, that may be sold by the Company at any time.

(2)	Balances shown include deferred unamortized loan costs of $162 thousand.

(3)	Estimated repayment assumptions considered in Asset/Liability model.

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

For the quarter ended June 30, 2012, the Company’s ratio of average loans to average deposits rose to 95.0% compared to 93.3% for the quarter ended June 30, 2011. The lower loan to deposit ratio in the second quarter last year reflected the effect of the May 2011 acquisition of the branches, which provided $32.9 million in loans and $67.0 million in deposits. Loan demand, especially residential construction and mortgage lending demand has been stronger in first half of 2012 than in the same period in 2011, as long-term interest rates have continued to fall. Origination of loans held for sale was $58.5 million during the six months ended June 30, 2012 compared to $27.9 million during the six

Union Bankshares, Inc. Page 53

months ended June 30, 2011. The net decrease in portfolio loans was $3.0 million for the six months ended June 30, 2012 compared to a decrease of $9.4 million, net of the loans acquired with the acquisition of branches, for the six months ended June 30, 2011.

As a member of the FHLB of Boston, Union had access to unused lines of credit up to $5.7 million at June 30, 2012 over and above the $21.7 million term advances already drawn on the lines, based on a FHLB of Boston estimate of available collateral as of that date. With the purchase of required FHLB of Boston Class B common stock and evaluation by the FHLB of Boston of the underlying collateral available, line availability could rise to approximately $27.4 million. This line of credit can be used for either short-or-long-term liquidity or other needs. In addition to its borrowing arrangements with the FHLB of Boston, Union maintains a pre-approved Federal Funds $7.0 million line of credit with an upstream correspondent bank, a $15 million repurchase agreement line of credit and access to the Federal Reserve discount window, which would require pledging of qualified assets. There was no balance outstanding on the federal funds or repurchase agreement lines or at the discount window at June 30, 2012.

There were no purchased deposits through CDARS or ICS (or otherwise) at either June 30, 2012 or December 31, 2011, although Union had exchanged $8.8 million and $7.7 million of deposits, respectively, with other CDARS/ICS members at those dates.

The Company’s management monitors current and projected cash flows and adjusts positions as necessary to maintain adequate levels of liquidity. Although approximately 68.4% of the Company’s time deposits will mature within twelve months, that level is lower than the preceding five years, which ranged from 70.2% to 88.0%. The FOMC has committed to keeping interest rates low until at least 2014. But in the future, as interest rates rise, the increase in rates may lead to early redemptions of certificates of deposit by customers which will present its own liquidity issue which will have to be managed. The movement of funds from FDIC insured deposits back into the financial market is also something that we monitor as it could cause a liquidity concern.

A reduction in total deposits could be offset by purchases of federal funds, utilization of the repurchase agreement line of credit, utilization of the Federal Reserve discount window, purchases of brokered deposits such as one-way CDARS deposits, short-or-long-term FHLB borrowings, or liquidation of interest bearing deposits in banks, investment securities available-for-sale or loans held for sale. Such steps could result in an increase in the Company’s cost of funds or a decrease in the yield earned on assets and therefore adversely impact the net interest spread and margin. Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. However, any projections of future cash needs and flows are subject to substantial uncertainty, including factors outside the Company's control. Customer behavior in the new branches acquired will continue to be closely monitored as the majority of these customers are new to Union Bank.

Capital Resources. Capital management is designed to maintain an optimum level of capital in a cost-effective structure that meets target regulatory ratios, supports management’s internal assessment of economic capital, funds the Company’s business strategies and builds long-term stockholder value. Dividends are generally in line with long-term trends in earnings per share and conservative earnings projections, while sufficient profits are retained to support anticipated business growth, fund strategic investments, maintain required regulatory capital levels and provide continued support for deposits. The Company and its subsidiary continue to be considered well capitalized under the capital adequacy requirements to which they are subject. The Company continues to evaluate growth opportunities both through internal growth or potential acquisitions. The high dividend payouts and treasury stock purchases during the prior few years, as well as the May 2011 acquisition of three New Hampshire branches, reflect the Board’s desire to utilize our capital for the benefit of the stockholders.

The total dollar value of the Company’s stockholders’ equity at June 30, 2012 of $41.0 million was up $689 thousand from December 31, 2011 at $40.3 million, reflecting net income of $2.7 million for the first six months of 2012, the $12 thousand from the issuance of common stock resulting from the exercise of stock options, the $6 thousand of stock based compensation and a positive change of $247 thousand in accumulated other comprehensive loss, partially offset by the dividend payment of $2.2 million in the first six months of 2012 and the $13 thousand purchase of Treasury stock.

Union Bankshares, Inc. has 7,500,000 shares of $2.00 par value common stock authorized. As of June 30, 2012, the Company had 4,923,986 shares issued, of which 4,457,204 were outstanding and 466,782 were held in treasury.

Union Bankshares, Inc. Page 54

In May 2010, Union Bankshares, Inc. announced the adoption of a limited stock repurchase program to authorize the repurchase of up to 2,500 shares of its common stock each calendar quarter in open market purchases or privately negotiated transactions, as management deems advisable and as market conditions warrant. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase authorization was reauthorized in December 2011 and expires on December 31, 2012. The Company repurchased 700 shares during the first half of 2012 pursuant to that authorization, at a total cost of $13 thousand.

The Company has reserved 50,000 shares of common stock for issuance under the 2008 Incentive Stock Option Plan of Union Bankshares, Inc. and Subsidiary. There were no options granted during the six months ended June 30, 2012. There were 700 shares issued for the three and six months ended June 30, 2012 resulting from the exercise of stock options. The stock to be issued upon exercise of options granted under this Plan consists of authorized but unissued shares of the common stock and/or shares held in treasury. As of June 30, 2012, there were employee incentive stock options outstanding and exercisable under the Plan with respect to 10,800 shares of common stock. As of June 30, 2012, there were no unvested stock options or any unrecognized compensation cost related to the unvested stock options granted under the Plan. All of the options that are currently exercisable under the Plan for the purchase of a total of 10,800 shares were “in the money” at June 30, 2012. As of June 30, 2012, options for the purchase of 2,500 shares granted under the Company’s previous incentive stock option plan were outstanding, vested and exercisable and all of those options were “in the money.” None of these options were exercised during the first half of 2012.

Union Bankshares, Inc. and Union are subject to various regulatory capital requirements administered by the federal banking agencies. Management believes that as of June 30, 2012, both companies met all capital adequacy requirements to which they are subject. As of June 30, 2012, the most recent calculation date, Union was categorized as well capitalized under the regulatory framework for prompt corrective action. The prompt corrective action capital category framework applies to FDIC insured depository institutions such as Union but does not apply directly to bank holding companies such as the Company. To be categorized as well capitalized, Union must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. As a bank holding company, the Company is subject to substantially similar capital adequacy requirements of the Federal Reserve Board. There were no conditions or events between June 30, 2012 and the date of this report that management believes have changed either company’s category.

	Actual		Minimum For Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk weighted assets
Union	$45,692	12.18%	$30,011	8.0%	$37,514	10.0%
Company	45,978	12.22%	30,100	8.0%	N/A	N/A
Tier I capital to risk weighted assets
Union	$41,087	10.95%	$15,009	4.0%	$22,513	6.0%
Company	41,373	11.00%	15,045	4.0%	N/A	N/A
Tier I capital to average assets
Union	$41,087	7.57%	$21,710	4.0%	$27,138	5.0%
Company	41,373	7.59%	21,804	4.0%	N/A	N/A

The total risk based capital ratio for the Company at December 31, 2011 was 12.17% and had increased slightly to 12.22% at June 30, 2012 .

The Company remains focused on achieving its goals of long-term growth and an above-average shareholder return, while maintaining a strong capital position. Management is aware of the particular importance in today’s uncertain economic environment of maintaining strong capital reserves and planning for future capital needs.

A quarterly cash dividend of $0.25 per share was declared to shareholders of record on July 28, 2012, payable August 9, 2012. Dividends for each of the previous four quarters were $0.25 per share.

Union Bankshares, Inc. Page 55

Regulatory Matters. The Company and Union are subject to periodic examinations by the various regulatory agencies. These examinations include, but are not limited to, procedures designed to review lending practices, risk management, credit quality, liquidity, compliance and capital adequacy. During 2011, the Vermont Department of Financial Regulation performed a regular, periodic regulatory examination of Union. No comments were received that would have a material adverse effect on the Company’s or Union’s liquidity, financial position, capital resources, or results of operations. Examinations of the Company and Union are expected to be performed during 2012 by the FDIC and other regulatory entities pursuant to their regular, periodic regulatory reviews.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Information called for by this item is incorporated by reference in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption OTHER FINANCIAL CONSIDERATIONS on pages 50-56.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2012. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.

Changes in Internal Controls over Financial Reporting. There was no change in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Union Bankshares, Inc. Page 56

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three and six months ended June 30, 2012, the only unregistered issuance of the Company's equity securities were pursuant to the exercise of incentive stock options, resulting in the issuance of 700 shares of the Company's common stock. The shares were issued in reliance upon an exemption in section 4(a)(2) of the Securities Act of 1933 for distributions not involving a public offering.

There was no repurchases of the Company's equity securities made during the quarter ended June 30, 2012.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the second quarters and six months ended June 30, 2012 and 2011, (iii) the unaudited consolidated statements of comprehensive income for the second quarters and six months ended June 30, 2012 and 2011, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.* **

____________________

*
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

Union Bankshares, Inc. Page 57

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Union Bankshares, Inc.

August 14, 2012	/s/ David S. Silverman
David S. Silverman
Director, President and Chief Executive Officer

August 14, 2012	/s/ Marsha A. Mongeon
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the second quarters and six months ended June 30, 2012 and 2011, (iii) the unaudited consolidated statements of comprehensive income for the second quarters and six months ended June 30, 2012 and 2011, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.* **

____________________

*
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

Union Bankshares, Inc. Page 58