Form 10-Q
period 2012-09-30
UNION BANKSHARES INC
filed 2012-11-14
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 1, 2012:

Common Stock, $2 par value	4,457,204 shares

UNION BANKSHARES, INC.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets	(Dollars in thousands)
Cash and due from banks	$4,207	$5,871
Federal funds sold and overnight deposits	30,873	18,510
Cash and cash equivalents	35,080	24,381
Interest bearing deposits in banks	19,634	24,020
Investment securities available-for-sale	33,061	42,954
Investment securities held-to-maturity (fair value $2.0 million and $4.0 million at September 30, 2012 and December 31, 2011, respectively)	1,996	4,000
Loans held for sale	15,318	4,888
Loans	449,177	424,319
Allowance for loan losses	(4,556)	(4,226)
Net deferred loan costs	164	177
Net loans	444,785	420,270
Accrued interest receivable	1,838	1,810
Premises and equipment, net	10,328	9,163
Core deposit intangible	1,480	1,608
Goodwill	2,223	2,223
Investment in real estate limited partnerships	3,981	4,473
Company-owned life insurance	3,801	3,676
Other assets	9,390	9,285
Total assets	$582,915	$552,751
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$79,244	$76,656
Interest bearing	277,504	239,058
Time	148,068	157,725
Total deposits	504,816	473,439
Borrowed funds	25,756	29,015
Liability for defined benefit pension plan	6,397	5,679
Accrued interest and other liabilities	3,826	4,279
Total liabilities	540,795	512,412
Commitments and Contingencies
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,923,986 shares issued at September 30, 2012 and 4,923,286 shares issued at December 31, 2011	9,848	9,847
Additional paid-in capital	293	276
Retained earnings	39,688	38,385
Treasury stock at cost; 466,782 shares at September 30, 2012 and 466,082 shares at December 31, 2011	(3,836)	(3,823)
Accumulated other comprehensive loss	(3,873)	(4,346)
Total stockholders' equity	42,120	40,339
Total liabilities and stockholders' equity	$582,915	$552,751
See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 1

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands except per share data)
Interest and dividend income
Interest and fees on loans	$6,066	$5,751	$17,716	$16,336
Interest on debt securities:
Taxable	121	193	492	513
Tax exempt	93	85	273	239
Dividends	8	2	32	7
Interest on federal funds sold and overnight deposits	4	9	11	25
Interest on interest bearing deposits in banks	63	78	212	230
Total interest and dividend income	6,355	6,118	18,736	17,350
Interest expense
Interest on deposits	580	754	1,859	2,139
Interest on borrowed funds	235	262	719	840
Total interest expense	815	1,016	2,578	2,979
Net interest income	5,540	5,102	16,158	14,371
Provision for loan losses	150	150	510	450
Net interest income after provision for loan losses	5,390	4,952	15,648	13,921
Noninterest income
Trust income	154	132	460	413
Service fees	1,274	1,153	3,646	3,206
Net gains on sales of investment securities available-for-sale	—	173	44	183
Net gains on sales of loans held for sale	1,301	483	2,442	990
Other income	159	71	367	278
Total noninterest income	2,888	2,012	6,959	5,070
Noninterest expenses
Salaries and wages	2,235	2,100	6,704	5,722
Pension and employee benefits	968	790	3,083	2,386
Occupancy expense, net	252	276	881	827
Equipment expense	396	319	1,082	882
Branch acquisition expenses	—	62	—	407
Other expenses	1,894	1,598	5,099	4,520
Total noninterest expenses	5,745	5,145	16,849	14,744
Income before provision for income taxes	2,533	1,819	5,758	4,247
Provision for income taxes	552	392	1,112	761
Net income	$1,981	$1,427	$4,646	$3,486
Earnings per common share	$0.44	$0.32	$1.04	$0.78
Weighted average number of common shares outstanding	4,457,204	4,457,204	4,457,048	4,456,720
Dividends per common share	$0.25	$0.25	$0.75	$0.75

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 2

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Net income	$1,981	$1,427	$4,646	$3,486
Other comprehensive income, net of tax:
Investment securities available-for-sale:
Net unrealized holding gains arising during the period on investment securities available-for-sale	127	510	181	721
Reclassification adjustments for net gains on investment securities available-for-sale realized in net income	—	(114)	(29)	(121)
Total	127	396	152	600
Defined benefit pension plan:
Net actuarial loss arising during period	—	—	26	—
Reclassification adjustment for amortization of net actuarial loss realized in net income	98	32	292	93
Reclassification adjustment for amortization of prior service cost realized in net income	1	1	3	3
Total	99	33	321	96
Total other comprehensive income	226	429	473	696
Total comprehensive income	$2,207	$1,856	$5,119	$4,182

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 3

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 2012 and 2011 (Unaudited)

	Common Stock
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total stockholders’ equity
	(Dollars in thousands)
Balances, December 31, 2011	4,457,204	$9,847	$276	$38,385	$(3,823)	$(4,346)	$40,339
Net income	—	—	—	4,646	—	—	4,646
Other comprehensive income	—	—	—	—	—	473	473
Cash dividends declared ($0.75 per share)	—	—	—	(3,343)	—	—	(3,343)
Stock based compensation expense	—	—	6	—	—	—	6
Exercise of stock options	700	1	11	—	—	—	12
Purchase of treasury stock	(700)	—	—	—	(13)	—	(13)
Balances, September 30, 2012	4,457,204	$9,848	$293	$39,688	$(3,836)	$(3,873)	$42,120
Balances, December 31, 2010	4,455,704	$9,844	$244	$37,623	$(3,823)	$(2,163)	$41,725
Net income	—	—	—	3,486	—	—	3,486
Other comprehensive income	—	—	—	—	—	696	696
Issuance of common stock	1,500	3	23	—	—	—	26
Cash dividends declared ($0.75 per share)	—	—	—	(3,343)	—	—	(3,343)
Stock based compensation expense	—	—	5	—	—	—	5
Balances, September 30, 2011	4,457,204	$9,847	$272	$37,766	$(3,823)	$(1,467)	$42,595

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 4

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income	$4,646	$3,486
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	641	506
Provision for loan losses	510	450
Deferred income tax (benefit) provision	(718)	277
Net amortization of investment securities	71	39
Equity in losses of limited partnerships	488	367
Stock based compensation expense	6	5
Net increase (decrease) in unamortized loan costs	13	(24)
Proceeds from sales of loans held for sale	90,992	51,257
Origination of loans held for sale	(98,980)	(48,898)
Net gains on sales of loans held for sale	(2,442)	(990)
Net (gain) loss on disposals of premises and equipment	(14)	1
Net gains on sales of investment securities available-for-sale	(44)	(183)
Net gains on sales of repossessed property	—	(4)
Write-downs of impaired assets	389	163
Net losses (gains) on sales of other real estate owned	13	(107)
(Increase) decrease in accrued interest receivable	(28)	129
Amortization of core deposit intangible	128	57
Decrease (increase) in other assets	192	(2,166)
Contribution to defined benefit pension plan	—	(1,250)
Increase in other liabilities	1,645	869
Net cash (used in) provided by operating activities	(2,492)	3,984
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	9,141	6,191
Purchases	(4,755)	(12,344)
Investment securities held-to-maturity
Proceeds from maturities, calls and paydowns	4,000	1,000
Purchases	(1,996)	(5,500)
Investment securities available-for-sale
Proceeds from sales	1,291	2,325
Proceeds from maturities, calls and paydowns	14,126	5,848
Purchases	(5,322)	(19,604)
Net increase in loans	(26,046)	(15,027)
Recoveries of loans charged off	37	37
Purchases of premises and equipment	(1,811)	(1,100)
Investments in limited partnerships	(889)	(1,157)
Proceeds from sales of premises and equipment	19	—
Proceeds from sales of other real estate owned	622	438
Proceeds from sales of repossessed property	—	4
Cash acquired, net of cash paid, in branch acquisitions	—	29,607
Net cash used in investing activities	(11,583)	(9,282)

Union Bankshares, Inc. Page 5

Cash Flows From Financing Activities
Advances on long-term borrowings	2,000	—
Repayment of long-term debt	(868)	(4,423)
Net decrease in short-term borrowings outstanding	(4,391)	(1,770)
Net increase in noninterest bearing deposits	2,588	7,443
Net increase in interest bearing deposits	38,446	25,398
Net decrease in time deposits	(9,657)	(1,767)
Issuance of common stock	12	26
Purchase of treasury stock	(13)	—
Dividends paid	(3,343)	(3,343)
Net cash provided by financing activities	24,774	21,564
Net increase in cash and cash equivalents	10,699	16,266
Cash and cash equivalents
Beginning of period	24,381	14,292
End of period	$35,080	$30,558
Supplemental Disclosures of Cash Flow Information
Interest paid	$2,700	$3,087
Income taxes paid	$1,500	$650
Supplemental Schedule of Noncash Investing and Financing Activities
Other real estate acquired in settlement of loans	$1,153	$57
Loans originated to finance the sale of other real estate owned	$—	$497
Investment in limited partnerships acquired by capital contributions payable	$—	$407

Assets acquired and liabilities assumed in branch acquisitions:
Loans and other non-cash assets, excluding goodwill and core deposit intangible	$—	$33,624
Deposits and other liabilities	$—	$67,162

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 6

UNION BANKSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Union Bankshares, Inc. and Subsidiary (the Company) as of September 30, 2012, and for the three and nine months ended September 30, 2012 and 2011, have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information, general practices within the banking industry, and the accounting policies described in the Company’s Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein, have been made. This information should be read in conjunction with the Company’s 2011 Annual Report to Shareholders and 2011 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2012, or any other interim period.

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

Note 4. Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments in this ASU explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this ASU are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. Management has adopted the ASU, which did not have a material effect on the Company's consolidated financial statements. (See Note 11.)

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

In July 2012, the FASB issued an ASU, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The objective of the amendments in this ASU is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets (other than goodwill) by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite long-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles-Goodwill and Other-General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company does not have any indefinite-lived intangible assets other than goodwill and therefore the ASU did not have any effect on the Company's consolidated financial statements.

In October 2012, the FASB issued an ASU, Technical Corrections and Improvements. The amendments in this ASU represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, the amendments will make the Codification easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications. The ASU contains amendments that affect a wide variety of Topics in the Codification and will apply to all reporting entities within the scope of the the affected accounting guidance. The amendments in this ASU that will not have transition guidance are effective upon issuance and for public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. Management is currently reviewing this ASU and does not believe that it will have a material effect on the Company's consolidated financial statements.

Note 5. Goodwill and Other Intangible Assets
As a result of the acquisition of three New Hampshire branches in May 2011, the Company recorded goodwill amounting to $2.2 million. The goodwill is not amortizable and is not deductible for tax purposes. Goodwill is evaluated for impairment annually, in accordance with current authoritative guidance.

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

Union Bankshares, Inc. Page 8

Amortization expense for the core deposit intangible was $43 thousand for the three months ended September 30, 2012 and 2011, and was $128 thousand and $57 thousand for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, the remaining amortization expense related to the core deposit intangible, absent any future impairment, is expected to be as follows:

(Dollars in thousands)
2012	$42
2013	171
2014	171
2015	171
2016	171
Thereafter	754
Total	$1,480

Note 6. Investment Securities
Investment securities as of the balance sheet dates consisted of the following:

September 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$8,071	$47	$(1)	$8,117
Agency mortgage-backed	2,319	62	(1)	2,380
State and political subdivisions	13,086	1,121	(7)	14,200
Corporate	7,099	267	(3)	7,363
Total debt securities	30,575	1,497	(12)	32,060
Marketable equity securities	746	109	(14)	841
Mutual funds	160	—	—	160
Total	$31,481	$1,606	$(26)	$33,061
Held-to-maturity
U.S. Government-sponsored enterprises	$1,996	$6	$—	$2,002

Union Bankshares, Inc. Page 9

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$17,456	$99	$(18)	$17,537
Agency mortgage-backed	3,326	61	(1)	3,386
State and political subdivisions	11,813	1,018	(1)	12,830
Corporate	8,127	179	(13)	8,293
Total debt securities	40,722	1,357	(33)	42,046
Marketable equity securities	746	39	(12)	773
Mutual funds	135	—	—	135
Total	$41,603	$1,396	$(45)	$42,954
Held-to-maturity
U.S. Government-sponsored enterprises	$4,000	$1	$(3)	$3,998

There were no sales of securities available-for-sale for the three months ended September 30, 2012. Proceeds from the sale of securities available-for-sale were $1.3 million with gross realized gains of $44 thousand for the nine months ended September 30, 2012. There were no gross realized losses for the nine months ended September 30, 2012. Proceeds from the sale of securities available-for-sale were $1.7 million and $2.3 million for the three and nine months ended September 30, 2011, respectively. Gross realized gains from the sale of securities available-for-sale were $173 and $184 thousand and gross realized losses were zero and $1 thousand for the three and nine months ended September 30, 2011, respectively. The specific identification method is used to determine realized gains and losses on sales of securities available-for-sale.

The amortized cost and estimated fair value of debt securities by contractual scheduled maturity as of September 30, 2012 were as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Available-for-sale
Due in one year or less	$2,013	$2,025
Due from one to five years	8,416	8,693
Due from five to ten years	7,066	7,459
Due after ten years	10,761	11,503
	28,256	29,680
Agency mortgage-backed securities	2,319	2,380
Total debt securities available-for-sale	$30,575	$32,060
Held-to-maturity
Due after ten years	1,996	2,002
Total debt securities held-to-maturity	$1,996	$2,002

Actual maturities may differ for certain debt securities that may be called by the issuer prior to the contractual maturity. Actual maturities usually differ from contractual maturities on agency mortgage-backed securities because the mortgages underlying the securities may be prepaid, usually without any penalties. Therefore, these agency mortgage-backed securities are shown separately and not included in the contractual maturity categories in the above maturity summary.

Union Bankshares, Inc. Page 10

Information pertaining to all investment securities with gross unrealized losses as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

September 30, 2012	Less Than 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(Dollars in thousands)
Debt securities:
U.S. Government-sponsored enterprises	$320	$(1)	$—	$—	$320	$(1)
Agency mortgage-backed	—	—	290	(1)	290	(1)
State and political subdivisions	1,159	(7)	—	—	1,159	(7)
Corporate	505	(3)	—	—	505	(3)
Total debt securities	1,984	(11)	290	(1)	2,274	(12)
Marketable equity securities	129	(11)	11	(3)	140	(14)
Total	$2,113	$(22)	$301	$(4)	$2,414	$(26)

December 31, 2011	Less Than 12 Months		Over 12 Months		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(Dollars in thousands)
Debt securities:
U.S. Government-sponsored enterprises	$7,389	$(21)	$—	$—	$7,389	$(21)
Agency mortgage-backed	—	—	361	(1)	361	(1)
State and political subdivisions	347	(1)	—	—	347	(1)
Corporate	3,075	(13)	—	—	3,075	(13)
Total debt securities	10,811	(35)	361	(1)	11,172	(36)
Marketable equity securities	193	(7)	10	(5)	203	(12)
Total	$11,004	$(42)	$371	$(6)	$11,375	$(48)

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

At September 30, 2012, available-for-sale securities, consisting of one U.S. Government-sponsored enterprise, one agency mortgage-backed obligation, two tax-exempt municipal securities, one corporate bond, one taxable municipal bond, and four marketable equity securities, had aggregate unrealized losses of $26 thousand. One marketable equity security and the one agency mortgage-backed obligation had continuous unrealized losses for longer than twelve months. The Company has the ability to hold such securities for the foreseeable future. No declines were deemed by management to be other-than-temporary at September 30, 2012.

Investment securities with a carrying amount of $4.6 million and $11.2 million at September 30, 2012 and December 31, 2011, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

Note 7.  Loans

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their unpaid principal balances, adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

Loan interest income is accrued daily on outstanding balances. The following accounting policies, related to accrual and nonaccrual loans, apply to all loan segments and classes. The Company considers its loan segments and loan classes to be the same. The accrual of interest is normally discontinued when a loan is specifically determined to be impaired and/or management believes, after considering collection efforts and other factors, that the borrower's financial condition is such that collection of interest is doubtful. Normally, any unpaid interest previously accrued on those loans is reversed against current period interest income. A loan may be restored to accrual status when its financial status has significantly improved and there is no principal or interest past due. A loan may also be restored to accrual status if the borrower makes six consecutive monthly payments or the lump sum equivalent. Income on nonaccrual loans is generally not recognized unless a loan is placed back in accrual status or after all principal has been collected. Interest income generally is not recognized on impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are generally applied as a reduction of the loan principal balance. Delinquency status is determined based on contractual terms for all loan segments and classes.

Loan origination fees and direct loan origination costs are deferred and amortized as an adjustment of the related loan's yield using methods that approximate the interest method. The Company generally amortizes these amounts over the estimated average life of the related loans.

The loans purchased in the May 2011 acquisition of branches were recorded at $32.9 million, the estimated fair value at the time of purchase. The estimated fair value contains both accretable and nonaccretable components. The accretable component is amortized as an adjustment to the related loan yield over the average life of the loan. The nonaccretable component represents probable loss due to credit risk and is reviewed by management periodically and adjusted as deemed necessary. At the acquisition date, the fair value of the loans acquired resulted in an accretable loan premium component of $545 thousand, less a nonaccretable credit risk component of $318 thousand.

Union Bankshares, Inc. Page 12

The following table summarizes activity in the accretable loan premium component for the acquired loan portfolio:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Balance at beginning of period	$445	$538	$491	$—
Acquisitions	—	—	—	545
Loan premium amortization	(24)	(24)	(70)	(31)
Changes in expected cash flows due to paydowns	53	—	53	—
Balance at end of period	$474	$514	$474	$514

Loan premium amortization has been charged to Interest and fees on loans on the Company's statement of income for the periods reported. The remaining accretable loan premium component balance was $491 thousand at December 31, 2011. During the three and nine months ended September 30, 2012, the nonaccretable credit risk component balance decreased $22 thousand due to loss recognized on one acquired commercial loan. The resulting balance of the nonaccretable credit risk component is $296 thousand at September 30, 2012. The net carrying amounts of the acquired loans were $23.7 million and $27.9 million at September 30, 2012 and December 31, 2011, respectively, and are included in the loan balances below.

The composition of Net loans as of the balance sheet dates was as follows:

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Residential real estate	$149,538	$147,426
Construction real estate	34,480	28,077
Commercial real estate	184,104	189,770
Commercial	21,726	23,018
Consumer	6,219	6,134
Tax exempt	53,110	29,894
Gross loans	449,177	424,319
Allowance for loan losses	(4,556)	(4,226)
Net deferred loan costs	164	177
Net loans	$444,785	$420,270

Residential real estate loans aggregating $12.5 million and $9.9 million at September 30, 2012 and December 31, 2011, respectively, were pledged as collateral on deposits of municipalities. Qualified residential first mortgage loans held by Union may be pledged as collateral for borrowings from the Federal Home Loan Bank (FHLB) of Boston under a blanket lien.

Union Bankshares, Inc. Page 13

A summary of current, past due and nonaccrual loans as of the balance sheet dates follows:

September 30, 2012	Current	30-89 Days	90 Days and Over and accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$145,506	$1,085	$194	$2,753	$149,538
Construction real estate	33,010	1,400	70	—	34,480
Commercial real estate	183,297	389	—	418	184,104
Commercial	21,435	179	—	112	21,726
Consumer	6,144	69	5	1	6,219
Tax exempt	53,110	—	—	—	53,110
Total	$442,502	$3,122	$269	$3,284	$449,177

December 31, 2011	Current	30-89 Days	90 Days and Over and accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$140,330	$3,819	$606	$2,671	$147,426
Construction real estate	26,849	961	175	92	28,077
Commercial real estate	182,122	5,165	1,104	1,379	189,770
Commercial	22,519	376	12	111	23,018
Consumer	6,045	34	—	55	6,134
Tax exempt	29,894	—	—	—	29,894
Total	$407,759	$10,355	$1,897	$4,308	$424,319

Aggregate interest on nonaccrual loans not recognized was $1.0 million and $909 thousand as of September 30, 2012 and 2011, respectively, and $903 thousand as of December 31, 2011.

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

The allowance consists of specific, general and unallocated components. The specific component relates to the loans that are classified as impaired. Loans are also evaluated for impairment and may be classified as impaired when management believes it is probable that the Company will not collect all the contractual interest and principal payments as scheduled in the loan agreement. Impaired loans may also include troubled loans that are restructured. A troubled debt restructuring occurs when the Company, for economic or legal reasons related to the borrower's financial difficulties,

Union Bankshares, Inc. Page 14

grants a concession to the borrower that would otherwise not be granted. Troubled debt restructuring may include the transfer of assets to the Company in partial satisfaction of a troubled loan, a modification of a loan's terms (such as reduction of stated interest rates below market rates, extension of maturity that does not conform to the Company's policies, reduction of face amount of loan, reduction of accrued interest, or reduction or deferment of cash payments in the near future), or a combination. A specific reserve amount is allocated to the allowance for individual loans that have been classified as impaired on the basis of the fair value of the collateral for collateral dependent loans, an observable market price, or the present value of anticipated future cash flows. The Company accounts for the change in present value attributable to the passage of time in the loan loss reserve. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer, real estate or small balance commercial loans for impairment evaluation, unless such loans are subject to a restructuring agreement or have been identified as impaired as part of a larger customer relationship.

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

Union Bankshares, Inc. Page 15

Changes in the Allowance for loan losses, by class of loans, for the three and nine months ended September 30, 2012 and 2011 were as follows:

For The Three Months Ended September 30, 2012	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer, Municipal and Unallocated	Total
	(Dollars in thousands)
Balance, June 30, 2012	$1,298	$419	$2,451	$265	$147	$4,580
Provision (credit) for loan losses	34	44	119	(92)	45	150
Recoveries of amounts charged off	1	3	—	2	2	8
	1,333	466	2,570	175	194	4,738
Amounts charged off	(58)	(25)	(92)	—	(7)	(182)
Balance, September 30, 2012	$1,275	$441	$2,478	$175	$187	$4,556

For The Three Months Ended September 30, 2011	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer, Municipal and Unallocated	Total
	(Dollars in thousands)
Balance, June 30, 2011	$1,135	$295	$2,238	$289	$103	$4,060
Provision (credit) for loan losses	79	116	(66)	1	20	150
Recoveries of amounts charged off	2	—	—	5	2	9
	1,216	411	2,172	295	125	4,219
Amounts charged off	(7)	(17)	—	(2)	(7)	(33)
Balance, September 30, 2011	$1,209	$394	$2,172	$293	$118	$4,186

For The Nine Months Ended September 30, 2012	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer, Municipal and Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2011	$1,250	$367	$2,278	$232	$99	$4,226
Provision (credit) for loan losses	83	98	295	(63)	97	510
Recoveries of amounts charged off	8	9	—	6	14	37
	1,341	474	2,573	175	210	4,773
Amounts charged off	(66)	(33)	(95)	—	(23)	(217)
Balance, September 30, 2012	$1,275	$441	$2,478	$175	$187	$4,556

For The Nine Months Ended September 30, 2011	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer, Municipal and Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2010	$1,033	$240	$2,117	$250	$115	$3,755
Provision for loan losses	189	171	55	35	—	450
Recoveries of amounts charged off	3	—	—	10	24	37
	1,225	411	2,172	295	139	4,242
Amounts charged off	(16)	(17)	—	(2)	(21)	(56)
Balance, September 30, 2011	$1,209	$394	$2,172	$293	$118	$4,186

Union Bankshares, Inc. Page 16

The allocation of the Allowance for loan losses, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates was as follows:

September 30, 2012	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer, Municipal and Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$46	$—	$10	$—	$—	$56
Collectively evaluated for impairment	1,229	441	2,468	175	187	4,500
Total allocated	$1,275	$441	$2,478	$175	$187	$4,556

December 31, 2011	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer, Municipal and Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$328	$12	$293	$41	$11	$685
Collectively evaluated for impairment	922	355	1,985	191	88	3,541
Total allocated	$1,250	$367	$2,278	$232	$99	$4,226

The recorded investment in loans, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates was as follows:

September 30, 2012	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Tax Exempt	Total
	(Dollars in thousands)
Individually evaluated for impairment	$716	$42	$2,066	$130	$—	$—	$2,954
Collectively evaluated for impairment	138,868	34,430	169,635	21,056	5,974	52,581	422,544
	139,584	34,472	171,701	21,186	5,974	52,581	425,498
Acquired loans	9,954	8	12,403	540	245	529	23,679
Total	$149,538	$34,480	$184,104	$21,726	$6,219	$53,110	$449,177

December 31, 2011	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Tax Exempt	Total
	(Dollars in thousands)
Individually evaluated for impairment	$2,810	$92	$6,499	$355	$33	$—	$9,789
Collectively evaluated for impairment	132,115	27,976	169,576	21,861	5,724	29,344	386,596
	134,925	28,068	176,075	22,216	5,757	29,344	396,385
Acquired loans	12,501	9	13,695	802	377	550	27,934
Total	$147,426	$28,077	$189,770	$23,018	$6,134	$29,894	$424,319

Union Bankshares, Inc. Page 17

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

The following tables summarize the loan ratings applied to the Company's loans by class as of the balance sheet dates:

September 30, 2012	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Tax Exempt	Total
	(Dollars in thousands)
Pass	$128,929	$30,136	$118,646	$18,840	$5,887	$52,581	$355,019
Satisfactory/Monitor	7,076	4,294	46,074	2,120	70	—	59,634
Substandard	3,579	42	6,981	226	17	—	10,845
	139,584	34,472	171,701	21,186	5,974	52,581	425,498
Acquired loans	9,954	8	12,403	540	245	529	23,679
Total	$149,538	$34,480	$184,104	$21,726	$6,219	$53,110	$449,177

December 31, 2011	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Tax Exempt	Total
	(Dollars in thousands)
Pass	$127,338	$26,928	$135,764	$19,069	$5,652	$29,344	$344,095
Satisfactory/Monitor	4,777	1,048	33,812	2,792	72	—	42,501
Substandard	2,810	92	6,499	355	33	—	9,789
Total	134,925	28,068	176,075	22,216	5,757	29,344	396,385
Acquired loans	12,501	9	13,695	802	377	550	27,934
Total	$147,426	$28,077	$189,770	$23,018	$6,134	$29,894	$424,319

Acquired loans are risk rated, as appropriate, according to the Company's loan rating system, but such ratings are not a determining factor in the establishment of the allowance for loan losses. Rather, acquired loans are initially recorded at fair value, determined based upon an estimate of the amount and timing of both principal and interest cash flows expected to be collected and discounted using a market interest rate, which includes an estimate of future credit losses expected to be incurred over the life of the portfolio. The primary credit quality indicator for acquired loans is whether there has been a decrease in expected cash flows. Monitoring of this portfolio is ongoing to determine if there is evidence of deterioration in credit quality since acquisition that requires the establishment of an allowance for loan losses. As of September 30, 2012, there was no allowance for loan losses established with respect to the acquired loans.

Union Bankshares, Inc. Page 18

The following table provides information with respect to impaired loans by class of loan as of and for the three and nine months ended September 30, 2012:

	As of September 30, 2012			For The Three Months Ended September 30, 2012		For The Nine Months Ended September 30, 2012
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With an allowance recorded:
Residential real estate	$357	$363	$46
Commercial real estate	1,742	1,742	10
	2,099	2,105	56
With no allowance recorded:
Residential real estate	359	471	—
Construction real estate	42	47	—
Commercial real estate	324	394	—
Commercial	130	130	—
	855	1,042	—
Total:
Residential real estate	716	834	46	$558	$3	$485	$5
Construction real estate	42	47	—	42	—	21	—
Commercial real estate	2,066	2,136	10	2,414	21	2,286	90
Commercial	130	130	—	65	—	32	—
Total	$2,954	$3,147	$56	$3,079	$24	$2,824	$95
____________________

(1)	Does not reflect government guaranties on impaired loans as of September 30, 2012 totaling $86 thousand.

The following table provides information with respect to impaired loans by class of loan as of and for the three and nine months ended September 30, 2011:

	As of September 30, 2011			For The Three Months Ended September 30, 2011		For The Nine Months Ended September 30, 2011
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Total:
Residential real estate	$425	$497	$65	$429	$—	$364	$5
Commercial real estate	2,384	2,460	57	2,281	21	2,268	63
Total	$2,809	$2,957	$122	$2,710	$21	$2,632	$68
____________________

(1)	Does not reflect government guaranties on impaired loans as of September 30, 2011 totaling $110 thousand.

Union Bankshares, Inc. Page 19

The following table provides information with respect to impaired loans as of December 31, 2011:

	December 31, 2011
	Recorded Investment (1)	Principal Balance (1)	Related Allowance
	(Dollars in thousands)
With an allowance recorded:
Residential real estate	$241	$243	$55
Commercial real estate	1,907	1,930	21
	2,148	2,173	76
With no allowance recorded:
Residential real estate	177	252	—
Commercial real estate	318	374	—
	495	626	—

Total:
Residential real estate	418	495	55
Commercial real estate	2,225	2,304	21
Total	$2,643	$2,799	$76
____________________

(1)	Does not reflect government guaranties on impaired loans as of December 31, 2011 totaling $88 thousand.

Troubled debt restructured loans as of September 30, 2012 by class of loan include one commercial real estate loan that received a concession with the extension of a due date that was not considered a market transaction to the Company, one construction real estate loan that received a concession with the extension of both the maturity and due dates, and three residential real estate loans that represent loan modifications in which a concession was provided to the borrower, such as due date or maturity date extension, interest rate reduction, or the forgiveness of accrued interest. The one commercial real estate loan and three residential real estate loans noted above represented troubled debt restructured loans as of September 30, 2011 as well. Troubled loans, that are restructured and meet established thresholds, are classified as impaired and a specific reserve amount is established in the allowance on the basis of the fair value of the collateral for collateral dependent loans, an observable market price, or the present value of anticipated future cash flows.

The following table provides new troubled debt restructure activity for the nine months ended September 30, 2012 and September 30, 2011:

	New Troubled Debt Restructurings During the			New Troubled Debt Restructurings During the
	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Construction real estate	1	$43	$43	—	$—	$—
Residential real estate	—	$—	$—	1	$238	$246

The construction real estate loan modified during the nine months ended September 30, 2012 consisted of an extension of the maturity and due dates in May 2012. The residential real estate loan modified during the nine months ended September 30, 2011 consisted of an interest rate reduction, forgiveness of accrued interest, protective advance for

Union Bankshares, Inc. Page 20

delinquent taxes, and extension of due date. There was no new troubled debt restructured during the three months ended September 30, 2012 or September 30, 2011.

During the nine month periods ended September 30, 2012 and September 30, 2011, there were no troubled debt restructured loans that had been modified within the previous twelve month periods that had subsequently defaulted. Troubled debt restructured loans are considered defaulted at 90 days past due.

At September 30, 2012 and December 31, 2011, the Company was not committed to lend any additional funds to borrowers whose loans were nonperforming, impaired or restructured.

Note 9. Defined Benefit Pension Plan

Union Bank, the Company’s sole subsidiary, sponsors a noncontributory defined benefit pension plan covering all eligible employees employed prior to October 5, 2012. On October 5, 2012, the Company closed The Union Bank Pension Plan (Plan), which is a defined benefit pension plan, to new participants and froze the accrual of retirement benefits for current participants. Union Bank intends to continue to maintain the frozen Plan and related Trust and to distribute benefits to participants at such time and in such manner as provided under the terms of the Plan. The Company will continue to recognize pension expense and cash funding obligations for the remaining life of the associated liability for the frozen benefits under the Plan. (See also Note 12.) The Plan provides defined benefits based on years of service and final average salary prior to October 5, 2012.

Net periodic pension benefit cost for the three and nine months ended September 30 consisted of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Service cost	$255	$170	$805	$510
Interest cost on projected benefit obligation	221	210	663	628
Expected return on plan assets	(237)	(219)	(711)	(657)
Amortization of prior service cost	1	1	5	5
Amortization of net loss	148	47	442	139
Net periodic benefit cost	$388	$209	$1,204	$625

Note 10. Other Comprehensive Income (Loss)

Accounting principles generally require recognized revenue, expenses, gains and losses be included in net income or loss. Certain changes in assets and liabilities, such as the after tax effect of unrealized gains and losses on investment securities available-for-sale that are not other than temporarily impaired, are not reflected in the consolidated statement of income. The cumulative effect of such items is reflected as a separate component of the equity section of the balance sheet (accumulated other comprehensive income or loss). Other comprehensive income or loss, along with net income, comprises the Company's total comprehensive income or loss.

As of the balance sheet dates, the components of accumulated other comprehensive loss, net of tax, were:

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Net unrealized gain on investment securities available-for-sale	$1,044	$892
Defined benefit pension plan:
Net unrealized actuarial loss	(4,913)	(5,231)
Net unrealized prior service cost	(4)	(7)
Total	$(3,873)	$(4,346)

Union Bankshares, Inc. Page 21

The following table discloses the tax effects allocated to each component of other comprehensive income for the three months ended September 30:

	Three Months Ended
	September 30, 2012			September 30, 2011
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
	(Dollars in thousands)
Investment securities available-for-sale:
Net unrealized holding gains arising during the period on investment securities available-for-sale	$192	$(65)	$127	$773	$(263)	$510
Reclassification adjustment for net gains on investment securities available-for-sale realized in net income	—	—	—	(173)	59	(114)
Total	192	(65)	127	600	(204)	396
Defined benefit pension plan:
Reclassification adjustment for amortization of net actuarial loss realized in net income	148	(50)	98	47	(15)	32
Reclassification adjustment for amortization of prior service cost realized in net income	1	—	1	1	—	1
Total	149	(50)	99	48	(15)	33
Total other comprehensive income	$341	$(115)	$226	$648	$(219)	$429

The following table discloses the tax effects allocated to each component of other comprehensive income for the nine months ended September 30:

	Nine Months Ended
	September 30, 2012			September 30, 2011
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
	(Dollars in thousands)
Investment securities available-for-sale:
Net unrealized holding gains arising during the period on investment securities available-for-sale	$274	$(93)	$181	$1,093	$(372)	$721
Reclassification adjustment for net gains on investment securities available-for-sale realized in net income	(44)	15	(29)	(183)	62	(121)
Total	230	(78)	152	910	(310)	600
Defined benefit pension plan:
Net gain arising during the period	39	(13)	26	—	—	—
Reclassification adjustment for amortization of net actuarial loss realized in net income	442	(150)	292	139	(46)	93
Reclassification adjustment for amortization of prior service cost realized in net income	5	(2)	3	5	(2)	3
Total	486	(165)	321	144	(48)	96
Total other comprehensive income	$716	$(243)	$473	$1,054	$(358)	$696

Union Bankshares, Inc. Page 22

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

Union Bankshares, Inc. Page 23

Assets measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
September 30, 2012:
Investment securities available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$8,117	$—	$8,117	$—
Agency mortgage-backed	2,380	—	2,380	—
State and political subdivisions	14,200	—	14,200	—
Corporate	7,363	5,795	1,568	—
Total debt securities	32,060	5,795	26,265	—
Marketable equity securities	841	841	—	—
Mutual funds	160	160	—	—
Total	$33,061	$6,796	$26,265	$—

December 31, 2011:
Investment securities available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$17,537	$—	$17,537	$—
Agency mortgage-backed	3,386	—	3,386	—
State and political subdivisions	12,830	—	12,830	—
Corporate	8,293	6,229	2,064	—
Total debt securities	42,046	6,229	35,817	—
Marketable equity securities	773	773	—	—
Mutual funds	135	135	—	—
Total	$42,954	$7,137	$35,817	$—

There were no significant transfers in or out of Levels 1 and 2 for the three and nine months ended September 30, 2012. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as impaired loans, investment securities held-to-maturity and other real estate owned, were not significant at September 30, 2012 or December 31, 2011. The Company has not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.

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

Union Bankshares, Inc. Page 24

Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Certain financial instruments and all nonfinancial instruments may be excluded from disclosure requirements. Thus, the aggregate fair value amounts presented may not necessarily represent the actual underlying fair value of such instruments of the Company.

The following methods and assumptions were used by the Company in estimating the fair value of its significant financial instruments:

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

Accrued interest receivable and payable: The carrying amounts of accrued interest approximate their fair values and are classified as Level 1 or 2 in accordance with the classification of the related principal's valuation.

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

Union Bankshares, Inc. Page 25

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	September 30, 2012
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$35,080	$35,080	$35,080	$—	$—
Interest bearing deposits in banks	19,634	19,819	—	19,819	—
Investment securities	35,057	35,063	6,796	28,267	—
Loans held for sale	15,318	15,988	—	15,988	—
Loans, gross
Residential real estate	149,538	140,759	—	140,759	—
Construction real estate	34,480	41,226	—	41,226	—
Commercial real estate	184,104	178,396	—	178,396	—
Commercial	21,726	20,907	—	20,907	—
Consumer	6,219	6,165	—	6,165	—
Tax exempt	53,110	59,479	—	59,479	—
Accrued interest receivable	1,838	1,838	35	1,803	—
Nonmarketable equity securities	1,976	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$79,244	$79,244	$79,244	$—	$—
Interest bearing	277,504	277,501	—	277,501	—
Time	148,068	149,061	—	149,061	—
Borrowed funds
Short-term	6,803	6,803		6,803	—
Long-term	18,953	24,100	—	24,100	—
Accrued interest payable	234	234	—	234	—

Union Bankshares, Inc. Page 26

	December 31, 2011
	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$24,381	$24,381
Interest bearing deposits in banks	24,020	24,324
Investment securities	46,954	46,952
Loans and loans held for sale, net	425,158	415,823
Accrued interest receivable	1,810	1,810
Nonmarketable equity securities	1,976	N/A
Financial liabilities
Deposits	$473,439	$474,509
Borrowed funds	29,015	33,696
Accrued interest payable	356	356
The carrying amounts in the preceding tables are included in the balance sheet under the applicable captions.

Note 12. Subsequent Events
Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with U.S. GAAP. Events occurring subsequent to September 30, 2012 have been evaluated as to their potential impact to the consolidated financial statements.

On October 5, 2012, the Company closed The Union Bank Pension Plan (Plan), which is a defined benefit pension plan, to new participants and froze the accrual of retirement benefits for current participants. (See Note 9.) The adjustment resulting from the curtailment of the plan to be booked in October 2012 will reduce the unfunded pension liability by $3.6 million, the resulting deferred tax asset by $1.2 million and increase stockholders' equity by $2.4 million. There is projected to be no pension expense for the fourth quarter of 2012. The Company will continue to recognize pension expense and cash funding obligations for the remaining life of the associated liability for the frozen benefits under the Plan.

On October 17, 2012, the Company declared a $0.25 per share regular quarterly cash dividend payable November 8, 2012, to stockholders of record on October 27, 2012.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
GENERAL

The following discussion and analysis by management focuses on those factors that, in management's view, had a material effect on the financial position of Union Bankshares, Inc. (the Company) as of September 30, 2012 and December 31, 2011, and its results of operations for the three and nine months ended September 30, 2012 and 2011. This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company's Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of the Company's management, the interim unaudited data reflects all adjustments, consisting only of normal recurring adjustments, and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim periods presented. Management is not aware of the occurrence of any events after September 30, 2012 which would materially affect the information presented.

Union Bankshares, Inc. Page 27

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

•
assumptions made regarding interest rate movement, yield curve and sensitivity could vary substantially if actual experience differs from historical experience or expected results, which could affect the Company's projected results of operations;

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

•
impact of regulatory changes to risk based capital calculations which might require changes to the mix of balance sheet assets in order to attain the desired capital ratios, might result in greater capital volatility due to the inclusion in regulatory capital of changes in other comprehensive income/loss, and might restrict dividends payable to shareholders or compensation paid to executives if desired capital ratios are not acheived;

•
proposed and final regulations issued by the Consumer Financial Protection Bureau applicable to large banks and the indirect impact on community banks resulting from changing industry standards and best practices;

•
continuing economic instability, resulting from elevated unemployment rates, higher taxation, governmental budget issues, national and local election results, reform of entitlement programs and/or natural disasters; and

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

RECENT DEVELOPMENTS

On October 5, 2012, the Company closed The Union Bank Pension Plan (Plan), which is a defined benefit pension plan, to new participants and froze the accrual of retirement benefits for current participants. Union Bank intends to continue to maintain the frozen Plan and related Trust and to distribute benefits to participants at such time and in

Union Bankshares, Inc. Page 28

such manner as provided under the terms of the Plan. The adjustment resulting from the curtailment of the plan to be booked in October 2012 will reduce the unfunded pension liability by $3.6 million, the resulting deferred tax asset by $1.2 million and increase stockholders' equity by $2.4 million. There is projected to be no pension expense for the fourth quarter of 2012. The Company will continue to recognize pension expense and cash funding obligations for the remaining life of the associated liability for the frozen benefits under the Plan.

Economic data suggests economic activity is expanding at a moderate pace. As discussed in the October 2012 Federal Open Market Committee (FOMC) press release, growth in employment has been slow and the unemployment rate remains elevated. Household spending has advanced but growth in business fixed investment has slowed. Inflation recently picked up, reflecting higher energy prices. The continued strains in the global financial markets pose significant downside risks to the economic outlook. Also, hurricane Sandy has had a significant impact on the east coast that has not been fully assessed.

It appears that interest rates will continue at historic lows as the FOMC is likely to keep the target range for federal funds rate at 0-25 basis points in order to promote the ongoing economic recovery. The FOMC currently anticipates that economic conditions are likely to warrant exceptionally low levels for the target federal funds rate at least through mid-2015. The Federal Reserve, in an attempt to continue to put downward pressure on longer-term interest rates, is extending the duration of its treasury securities and continues to reinvest principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities.

Vermont's and New Hampshire's unemployment rates have increased slightly over the last couple of months and are 5.4% and 5.7%, respectively, as of September 30, 2012. These rates compare favorably with the national unemployment rate of 7.8% for the same period.

Vermont and New Hampshire continue to have lower residential foreclosure and delinquency rates than the national average. Union Bank (Union), the Company's subsidiary, has earned a favorable reputation for residential lending programs and has recently been granted an Unconditional Direct Endorsement Approval from the Department of Housing and Urban Development (HUD) for the origination of Federal Housing Administration (FHA) loans. This direct endorsement provides Union the ability to more quickly and efficiently serve FHA-eligible home buyers. Demand for construction and purchase mortgage loans strengthened during the last months of 2011 and has remained strong throughout the first nine months of 2012.

In response to the earlier financial crisis affecting the banking and financial markets, the resulting recession and the changing political environment, many new laws, regulations and programs have been adopted that will or may impact the Company's future earnings and/or efficiency, many of which were referenced in our 2011 Annual Report on Form 10-K. In addition, there have been new laws, regulations and actions enacted since our 2011 Annual Report that will or may impact the Company's future earnings and/or efficiency. The following are the most relevant:

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

•
The Basel III Capital Framework, if adopted as proposed, will increase minimum capital levels and add a new capital conservation buffer in the coming years. The Company's capital ratios continue to be over the proposed minimums. The Basel III proposal would also implement on a phased basis, a leverage ratio, a liquidity coverage ratio, a net stable funding ratio, and increased risk percentages on certain asset categories which will negatively impact the Company's risk based capital ratios. The Basel III proposal would also increase volatility in regulatory capital calculations by requiring that changes in other comprehensive income/loss be reflected in the calculation. In the current proposal, the Company will not be subject to all the regulations proposed as some are only applicable to "large" or "complex" financial institutions. On November 9, 2012, the Federal Reserve and other federal banking regulators announced that in light of the volume of comments received and concerns expressed by many bank, the proposed January 1, 2013 effective date for final rules would be delayed. No final implementation date has been established.

•	On December 31, 2012, the temporary unlimited insurance coverage for noninterest bearing transaction and IOLTA accounts by the FDIC is scheduled to expire.

Union Bankshares, Inc. Page 29

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

•
Continued implementation of new national and Vermont health care laws will impact individuals and businesses in the coming years and the effect of that impact on the Company and its customers can not yet be quantified.

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

CRITICAL ACCOUNTING POLICIES

The Company has established various accounting policies which govern the application of U.S. Generally Accepted Accounting Principles (GAAP) in the preparation of the Company's financial statements. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the reported amount of assets, liabilities, capital, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates on matters that are inherently uncertain. Based on this definition, management has identified the accounting policies and judgments most critical to the Company. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from estimates and have a material impact on the carrying value of assets, liabilities, or capital, and/or the results of operations of the Company.

Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2011 for a more in-depth discussion of the Company's critical accounting policies. There have been no changes to the Company's critical accounting policies since the filing of that report.

OVERVIEW

The Company's net income was $2.0 million for the quarter ended September 30, 2012 compared to $1.4 million for the quarter ended September 30, 2011, an increase of $554 thousand, or 38.8%. These results reflected the net effect of an increase in net interest income of $438 thousand, or 8.6%, and an increase of $876 thousand, or 43.5%, in noninterest income, partially offset by an increase in noninterest expenses of $600 thousand, or 11.7%, and a $160 thousand, or 40.8%, increase in the provision for income taxes. The results for the third quarter 2011 comparative period include $62 thousand of pre-tax branch acquisition expenses, whereas there were no such expenses recognized in the third quarter 2012.

The Company continues to face a challenging low interest rate environment as the prime rate has remained unchanged at 3.25% since December 2008. Total interest income increased by $237 thousand, or 3.9%, to $6.4 million for the third quarter of 2012, versus $6.1 million for the third quarter of 2011, while interest expense decreased $201 thousand, or 19.8% between periods, from $1.0 million for the third quarter of 2011 to $815 thousand for the third quarter of 2012. These changes in interest income and interest expense resulted in net interest income for the third quarter of 2012 of $5.5 million, up $438 thousand, or 8.6%, from the third quarter of 2011 of $5.1 million. The continued static low prime

Union Bankshares, Inc. Page 30

rate or further drops in the prime rate and/or increases in competitors' deposit or market borrowing rates could be problematic for the Company if loans were to refinance to a lower rate or individual variable rate loan and investment instruments reprice downward at a faster rate than the downward repricing of funding costs. In addition, there is very little relative reduction that can be made in future periods from the deposit rates currently paid as it appears customers are staying in short-term time or nontime deposit accounts which are all currently paying an interest rate of less than one-half percent.

Noninterest income increased $876 thousand, or 43.5%, for the quarter due to several contributing factors. Net gains on sales of loans held for sale increased $818 thousand, or 169.4%, from $483 thousand for the quarter ended September 30, 2011 to $1.3 million for the quarter ended September 30, 2012. The volume of residential loans sold to the secondary market increased from $19.8 million in the third quarter of 2011 to $39.7 million in the third quarter of 2012, an increase of $19.9 million, or 100%. The continuing volume of sales was driven by the sustained low long-term mortgage rates, which continued to result in strong loan demand in our branches and the loan production office. There was also an increase of $121 thousand, or 10.5%, in service fee income in the areas of fees earned for debit card and ATM transactions, merchant program income, and overdraft charges related to deposit account services.

Salaries and wages were higher by $135 thousand, or 6.4%, for the third quarter of 2012 compared to the same period last year, reflecting normal salary increases, the increased staffing due to loan demand, increased commissions in the loan production office, and the introduction of the Short Term Incentive Performance Plan (STIPP) during the first quarter of 2012. Pension and employee benefits were up $178 thousand, or 22.5%, with the majority of the increase due to the cost of the defined benefit pension plan which has been frozen to new participants and future benefit accruals as of October 5, 2012. Equipment expenses increased due to the increased number of banking locations, new ATM's, accelerated depreciation of software programs that will not be utilized in future years, and higher costs of operation in 2012. Also, Union purchased the banking facility of the newly acquired branch located in Littleton, New Hampshire as of March 31, 2012. As a result, Union experienced an increase in occupancy expenses other than rent expense; however, these expenses were partially offset with an increase in rental income.

Other noninterest expenses were up $296 thousand, or 18.5%, for the three months ended September 30, 2012, which has numerous components. The largest changes were the $43 thousand increase in equity in losses of affordable housing investments in the third quarter of 2012 from the additional investments made in late 2011 and early 2012, the $439 thousand increase in expenses incurred related to Other Real Estate Owned (OREO) and Other Assets Owned (OAO), and the $27 thousand increase in expense related to utilization of ATM and debit cards. These increases were partially offset by a reduction in marketing costs of $43 thousand, and by the fact that the Company did not incur any prepayment penalties on Federal Home Loan Bank advances, nor any branch acquisition expenses during the third quarter of 2012.

The Company's effective tax rate increased slightly to 21.8% for the three months ended September 30, 2012 from 21.6% for the same period in 2011, as taxable income before provision for income taxes increased, with partially offsetting positive impacts from both tax exempt income and tax credits from affordable housing partnership investments.

At September 30, 2012, the Company had total consolidated assets of $582.9 million, including gross loans and loans held for sale (total loans) of $464.5 million, deposits of $504.8 million, borrowed funds of $25.8 million and stockholders' equity of $42.1 million. The Company’s total assets increased $30.2 million, or 5.5%, to $582.9 million at September 30, 2012, from $552.8 million at December 31, 2011. The increase in total assets is due to increased customer deposits, strong loan demand and higher volume of loan sales resulting in high liquidity levels.

Net loans and loans held for sale increased a total of $34.9 million, or 8.2%, to $460.1 million, or 78.9%, of total assets at September 30, 2012, compared to $425.2 million, or 76.9%, of total assets at December 31, 2011.

Deposits increased $31.4 million, or 6.6%, to $504.8 million at September 30, 2012, from $473.4 million at December 31, 2011. Total deposits increased as customers continue to deposit monies in nontime deposit or short term time deposit accounts as they continue to anticipate a rise in interest rates.

The Company's total capital increased from $40.3 million at December 31, 2011 to $42.1 million at September 30, 2012. The regulatory guidelines for the well capitalized capital category continue to be met with the total risk based capital ratio of 12.17% at September 30, 2012 and December 31, 2011. The regulatory guideline for well capitalized is 10.0% and for minimum requirements is 8.0%. In October 2012, Union Bankshares, Inc. received the prestigious Sm-All Star Award for 2012 from investment banking firm Sandler O'Neill & Partners, LP. The award recognizes the

Union Bankshares, Inc. Page 31

top performing small-cap banks and thrifts in the United States by evaluating eight performance measurements. The Company is one of only 15 alumni to win this award more than once, having previously earned the recognition in 2009.

The following unaudited per share information and key ratios depict several measurements of performance or financial condition for the three and nine months ended September 30, 2012 and 2011, respectively:

	Three Months Ended or At September 30,		Nine Months Ended or At September 30,
	2012	2011	2012	2011
Return on average assets (ROA) (1)	1.40%	1.07%	1.12%	0.95%
Return on average equity (1)	19.21%	13.63%	15.20%	11.17%
Net interest margin (1)(2)	4.32%	4.19%	4.30%	4.29%
Efficiency ratio (3)	66.68%	72.67%	71.49%	75.02%
Net interest spread (4)	4.20%	4.04%	4.16%	4.10%
Loan to deposit ratio	92.01%	90.95%	92.01%	90.95%
Net loan charge-offs to average loans not held for sale (1)	0.16%	0.02%	0.06%	0.01%
Allowance for loan losses to loans not held for sale (5)	1.01%	0.99%	1.01%	0.99%
Nonperforming assets to total assets (6)	0.86%	1.22%	0.86%	1.22%
Equity to assets	7.23%	7.80%	7.23%	7.80%
Total capital to risk weighted assets	12.17%	12.25%	12.17%	12.25%
Book value per share	$9.45	$9.56	$9.45	$9.56
Earnings per share	$0.44	$0.32	$1.04	$0.78
Dividends paid per share	$0.25	$0.25	$0.75	$0.75
Dividend payout ratio (7)	56.82%	78.13%	72.12%	96.15%
____________________

(1)	Annualized.

(2)	The ratio of tax equivalent net interest income to average earning assets. See page 33 for more information.

(3)
The ratio of noninterest expense ($5.7 million in 2012 and $5.1 million in 2011) to tax equivalent net interest income ($5.7 million in 2012 and $5.2 million in 2011) and noninterest income ($2.9 million in 2012 and $1.8 million in 2011) excluding securities gains ($0 in 2012 and $173 thousand in 2011) for the three months ended September 30, 2012 and 2011, respectively.

The ratio of noninterest expense ($16.8 million in 2012 and $14.7 million in 2011) to tax equivalent net interest income ($16.7 million in 2012 and $14.8 million in 2011) and noninterest income ($6.9 million in 2012 and $4.9 million in 2011) excluding securities gains ($44 thousand in 2012 and $183 thousand in 2011) for the nine months ended September 30, 2012 and 2011, respectively.

(4)	The difference between the average rate earned on earning assets and the average rate paid on interest bearing liabilities. See pages 33 and 34 for more information.

(5)
Calculation includes the net carrying amount of loans recorded at fair value from the branch acquisitions as of September 30, 2012 ($23.7 million). Excluding such loans, the allowance for loan losses to loans not purchased and not held for sale was 1.07% at September 30, 2012.

(6)	Nonperforming assets are loans or investment securities that are in nonaccrual or 90 or more days past due as well as OREO or OAO.

(7)	Cash dividends declared and paid per share divided by consolidated net income per share.

RESULTS OF OPERATIONS

Net Interest Income. The largest component of the Company’s operating income is net interest income, which is the difference between interest and dividend income received from interest earning assets and the interest expense paid on interest bearing liabilities. The Company’s net interest income increased $438 thousand, or 8.6%, to $5.5 million for the three months ended September 30, 2012, from $5.1 million for the three months ended September 30, 2011. The net interest spread increased 16 basis points to 4.20% for the three months ended September 30, 2012, from 4.04% for the three months ended September 30, 2011. The increase in the net interest spread was primarily the result of the 22 basis point drop in the average interest rate paid on interest bearing liabilities, from 0.96% for the three months ended September 30, 2011 to 0.74% for the three months ended September 30, 2012, partially offset by the 6 basis point drop in average interest rates earned on interest earning assets from 5.00% for the quarter ended

Union Bankshares, Inc. Page 32

September 30, 2011 to 4.94% for the quarter ended September 30, 2012. The net interest margin for the third quarter of 2012 increased 13 basis points to 4.32% from 4.19% for the third quarter of 2011.

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

	Three Months Ended September 30,
	2012			2011
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$18,891	$4	0.08%	$20,023	$9	0.18%
Interest bearing deposits in banks	20,001	63	1.25%	16,776	78	1.83%
Investment securities (1), (2)	32,246	220	3.27%	38,374	279	3.30%
Loans, net (1), (3)	454,255	6,066	5.44%	419,993	5,751	5.53%
Nonmarketable equity securities	1,976	2	0.47%	1,922	1	0.26%
Total interest earning assets (1)	527,369	6,355	4.94%	497,088	6,118	5.00%
Cash and due from banks	4,780			6,108
Premises and equipment	10,331			8,879
Other assets	22,129			19,257
Total assets	$564,609			$531,332
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$88,384	$32	0.15%	$78,274	$54	0.28%
Savings/money market accounts	170,186	106	0.25%	149,336	141	0.37%
Time deposits	150,034	442	1.17%	156,981	559	1.41%
Borrowed funds	26,640	235	3.46%	30,548	262	3.29%
Total interest bearing liabilities	435,244	815	0.74%	415,139	1,016	0.96%
Noninterest bearing deposits	78,384			69,378
Other liabilities	9,713			4,923
Total liabilities	523,341			489,440
Stockholders' equity	41,268			41,892
Total liabilities and stockholders’ equity	$564,609			$531,332
Net interest income		$5,540			$5,102
Net interest spread (1)			4.20%			4.04%
Net interest margin (1)			4.32%			4.19%
__________________

(1)	Average yields reported on a tax equivalent basis using a marginal tax rate of 34%.

(2)	Average balances of investment securities are calculated on the amortized cost basis and include nonaccrual securities, if applicable.

(3)	Includes loans held for sale as well as nonaccrual loans, unamortized costs and unamortized premiums and is net of the allowance for loan losses.

Union Bankshares, Inc. Page 33

	Nine Months Ended September 30,
	2012			2011
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$14,441	$11	0.10%	$18,097	$25	0.18%
Interest bearing deposits in banks	22,394	212	1.26%	14,934	230	2.06%
Investment securities (1), (2)	39,171	790	3.12%	32,588	755	3.51%
Loans, net (1), (3)	440,129	17,716	5.49%	392,933	16,336	5.66%
Nonmarketable equity securities	1,930	7	0.51%	1,922	4	0.29%
Total interest earning assets (1)	518,065	18,736	4.96%	460,474	17,350	5.15%
Cash and due from banks	4,688			5,604
Premises and equipment	9,990			8,331
Other assets	22,050			14,244
Total assets	$554,793			$488,653
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$84,924	$108	0.17%	$69,362	$124	0.24%
Savings/money market accounts	163,785	307	0.25%	136,957	438	0.43%
Time deposits	153,773	1,444	1.25%	141,461	1,577	1.49%
Borrowed funds	28,389	719	3.33%	30,225	840	3.63%
Total interest bearing liabilities	430,871	2,578	0.80%	378,005	2,979	1.05%
Noninterest bearing deposits	73,817			63,787
Other liabilities	9,340			5,264
Total liabilities	514,028			447,056
Stockholders' equity	40,765			41,597
Total liabilities and stockholders’ equity	$554,793			$488,653
Net interest income		$16,158			$14,371
Net interest spread (1)			4.16%			4.10%
Net interest margin (1)			4.30%			4.29%
__________________

(1)	Average yields reported on a tax equivalent basis using a marginal tax rate of 34%.

(2)	Average balances of investment securities are calculated on the amortized cost basis and include nonaccrual securities, if applicable.

(3)	Includes loans held for sale as well as nonaccrual loans, unamortized costs and unamortized premiums and is net of the allowance for loan losses.

Union Bankshares, Inc. Page 34

Tax exempt interest income amounted to $409 thousand and $326 thousand for the three months ended September 30, 2012 and 2011, respectively and $1.1 million and $926 thousand for the nine months ended September 30, 2012 and 2011, respectively. The following table presents the effect of tax exempt income on the calculation of net interest income, using a marginal tax rate of 34% for 2012 and 2011:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Net interest income as presented	$5,540	$5,102	$16,158	$14,371
Effect of tax-exempt interest
Investment securities	43	37	128	102
Loans	142	103	367	290
Net interest income, tax equivalent	$5,725	$5,242	$16,653	$14,763

Rate/Volume Analysis. The following tables describe the extent to which changes in average interest rates (on a fully tax-equivalent basis) and changes in volume of average interest earning assets and interest bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to:

•	changes in volume (change in volume multiplied by prior rate);

•	changes in rate (change in rate multiplied by prior volume); and

•	total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011 Increase/(Decrease) Due to Change In
	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$(1)	$(4)	$(5)
Interest bearing deposits in banks	13	(28)	(15)
Investment securities	(55)	(4)	(59)
Loans, net	441	(126)	315
Nonmarketable equity securities	—	1	1
Total interest earning assets	$398	$(161)	$237
Interest bearing liabilities:
Interest bearing checking accounts	$6	$(28)	$(22)
Savings/money market accounts	17	(52)	(35)
Time deposits	(24)	(93)	(117)
Borrowed funds	(36)	9	(27)
Total interest bearing liabilities	$(37)	$(164)	$(201)
Net change in net interest income	$435	$3	$438

Union Bankshares, Inc. Page 35

	Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011 Increase/(Decrease) Due to Change In
	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$(4)	$(10)	$(14)
Interest bearing deposits in banks	90	(108)	(18)
Investment securities	150	(115)	35
Loans, net	1,923	(543)	1,380
Nonmarketable equity securities	—	3	3
Total interest earning assets	$2,159	$(773)	$1,386
Interest bearing liabilities:
Interest bearing checking accounts	$24	$(40)	$(16)
Savings/money market accounts	74	(205)	(131)
Time deposits	131	(264)	(133)
Borrowed funds	(52)	(69)	(121)
Total interest bearing liabilities	$177	$(578)	$(401)
Net change in net interest income	$1,982	$(195)	$1,787

Three Months Ended September 30, 2012, Compared to Three Months Ended September 30, 2011.

Interest and Dividend Income. The Company’s interest and dividend income increased to $6.4 million for the three months ended September 30, 2012 compared to $6.1 million for the same period last year, mostly driven by an increase in average earning assets of $30.3 million, or 6.1%, to $527.4 million, from $497.1 million for the three months ended September 30, 2011. However, the positive effect on interest income resulting from the rise in the average volume of earning assets was partially offset by the lower rates earned on all interest earning assets except nonmarketable equity securities, as the persistent low interest rate environment has resulted in lower yields earned on new earning assets in the third quarter of 2012 versus 2011. Interest income on loans increased $315 thousand, or 5.5%, to $6.1 million for the third quarter of 2012 versus $5.8 million for the 2011 comparison period, in conjunction with an increase of $34.3 million in average loan volume between periods. Average loans approximated $454.3 million at an average yield of 5.44% for the three months ended September 30, 2012, up $34.3 million, or 8.2%, from an average volume of $420.0 million at an average yield of 5.53% for the three months ended September 30, 2011. The positive impact of the increase in average total loan volume was partially offset by a 9 basis point decrease in average yield.
The Company has continued to manage interest rate risk by selling a major portion of the low rate qualified residential mortgages originated during 2012 to the secondary market and has benefited from the sale of these mortgages, with net gains of $1.3 million on residential and commercial real estate loan sales of $40.3 million for the quarter ended September 30, 2012, compared to net gains of $483 thousand on loan sales of $19.8 million during the same period last year.
The average balance of investments decreased $6.1 million, or 16.0%, to $32.2 million for the three months ended September 30, 2012, from $38.4 million for the three months ended September 30, 2011. The average balance invested in interest bearing deposits in banks for the quarter was $20.0 million, up $3.2 million, or 19.2%, from the average level of $16.8 million for the 2011 comparison period. The net aggregate decrease in investment securities and interest bearing deposits in banks was due mainly to the loan demand in the third quarter of 2012. The average balance of federal funds sold and overnight deposits decreased $1.1 million, or 5.7%, to $18.9 million for the three months ended September 30, 2012, from $20.0 million for the three months ended September 30, 2011. Interest income from average nonloan instruments decreased $78 thousand, or 21.3%, between periods, with $289 thousand in interest income earned for the third quarter of 2012 versus $367 thousand for the same period of 2011, as interest paid on nonloan instruments continued to decrease mainly due to a flight to safety of U.S. backed investments.

Interest Expense. The Company’s interest expense decreased $201 thousand, or 19.8%, to $815 thousand for the three months ended September 30, 2012, from $1.0 million for the three months ended September 30, 2011, despite

Union Bankshares, Inc. Page 36

an increase of $20.1 million in the average volume of interest bearing liabilities between periods. The decrease was primarily attributable to lower rates paid on all interest bearing deposits, reflecting the persistent low interest rate environment.

Interest expense on deposits decreased $174 thousand, or 23.1%, to $580 thousand for the quarter ended September 30, 2012, from $754 thousand for the quarter ended September 30, 2011, despite an increase in the average balance of interest bearing deposits. Although competition for deposits has remained strong, average interest bearing deposits for the quarter ended September 30, 2012 increased $24.0 million, or 6.2%, to $408.6 million compared to average interest bearing deposits of $384.6 million for the same period last year. This increase reflects the overall growth in the franchise as well as the continuing impact of higher FDIC insurance coverage and uncertainty surrounding the financial markets as customers retain cash in lieu of other less liquid investments. Average time deposits decreased to $150.0 million for the three months ended September 30, 2012, from $157.0 million for the three months ended September 30, 2011, a decrease of $6.9 million, or 4.4%. The average rate paid on time deposits during the third quarter of 2012 decreased 24 basis points, to 1.17% from 1.41% for the third quarter of 2011. The average balances for money market and savings accounts increased $20.9 million, or 14.0%, to $170.2 million for the three months ended September 30, 2012, from $149.3 million for the three months ended September 30, 2011 as interest rates paid on large money market accounts was higher than the interest rates paid on short-term jumbo time deposits. The average rate paid on money market and savings deposits dropped from 0.37% to 0.25% during that same time frame. A $10.1 million, or 12.9%, increase in average interest bearing checking accounts brought the average balance up to $88.4 million from $78.3 million between the two comparison periods. The average rate paid on interest bearing checking accounts was 0.15% for the three months ended September 30, 2012, down from 0.28% for the three months ended September 30, 2011.

Interest expense on borrowed funds decreased $27 thousand, or 10.3%, to $235 thousand for the three months ended September 30, 2012, from $262 thousand for the three months ended September 30, 2011. Average borrowed funds decreased $3.9 million, or 12.8%, to $26.6 million for the three months ended September 30, 2012 compared to $30.5 million for the three months ended September 30, 2011. This decrease is mainly due to a decrease in average customer overnight collateralized repurchase sweeps of $2.7 million and a decrease in average borrowings from the FHLB of Boston of $1.6 million, or 6.3% from $24.6 million for the third quarter of 2011 to $23.0 million for the third quarter of 2012. These decreases were partially offset by an increase of $310 thousand in the average of other interest bearing liabilities. The average rate paid on borrowings increased from 3.29% for the three months ended September 30, 2011 to 3.46% for the three months ended September 30, 2012, reflecting the lower volume of overnight customer repurchase agreement balances which are at a lower interest rate paid than the outstanding FHLB of Boston advances.

Provision for Loan Losses. There was a $150 thousand loan loss provision for both quarters ended September 30, 2012 and 2011. The provision in the third quarter of 2012 was deemed appropriate by management in light of the decrease in nonperforming loans, the increase in substandard and impaired loans, the results of the qualitative factor review, the change in the mix of the portfolio and the outlook for future economic conditions. For further details, see FINANCIAL CONDITION Allowance for Loan Losses and Asset Quality below.

Noninterest Income. The following table sets forth changes from the third quarter of 2011 to the third quarter of 2012 for components of noninterest income:

	For The Three Months Ended September 30,
	2012	2011	$ Variance	% Variance
	(Dollars in thousands)
Trust income	$154	$132	$22	16.7
Service fees	1,274	1,153	121	10.5
Net gains on sales of loans held for sale	1,301	483	818	169.4
Other income	159	71	88	123.9
Subtotal	2,888	1,839	1,049	57.0
Net gains on sales of investment securities available-for-sale	—	173	(173)	(100.0)
Total noninterest income	$2,888	$2,012	$876	43.5

Noninterest income net of gains on investment securities available-for-sale was $2.9 million, or 31.2%, of total income net of gains on investment securities available-for-sale for the three months ended September 30, 2012 compared to

Union Bankshares, Inc. Page 37

$1.8 million, or 23.1%, for the three months ended September 30, 2011. This increase between years reflected the effect of higher income in all noninterest income categories but especially in the net gains on sales of loans held for sale.

Trust income. Trust income increased by $22 thousand, or 16.7%, between the three months ended September 30, 2012 and September 30, 2011 mainly due to the increase in asset values under management which is the basis for the majority of fees charged.

Service fees. Service fees increased $121 thousand, or 10.5%, between the third quarter of 2011 and the third quarter of 2012. The increase was due in large part to the growth in debit card and ATM fees resulting from the growth in the volume of electronic transactions, which added $49 thousand to fees earned. In addition, merchant program fees increased $20 thousand between periods. There was also an increase of $18 thousand in loan servicing fees between periods due to the increased volume of residential mortgage loans serviced. Overdraft fee income on deposit accounts also increased $24 thousand between periods.

Net gains on sales of loans held for sale. As part of the Company's strategy to mitigate long-term interest rate risk, residential and commercial real estate loans totaling $40.3 million were sold for a net gain of $1.3 million during the third quarter of 2012, versus residential loan sales of $19.8 million for a net gain of $483 thousand during the third quarter of 2011. The volume of loans sold increased $20.5 million, or 103.1%, between periods and the net gains rose 169.4%, reflecting the activity of the loan production office, the introduction of new government sponsored loan products, improved margins on sales of loans and increased activity resulting from a more active real estate market and continuing low interest rates.

Other income. Other income increased $88 thousand, or 123.9%, resulting primarily from an increase of $80 thousand in income from mortgage servicing rights, net of amortization, due to more loans being sold with servicing retained in the third quarter of 2012 than in the third quarter of 2011.

Net gains on sales of investment securities available-for-sale. There were no sales of investment securities available-for-sale during the third quarter of 2012, compared to a net gain of $173 thousand on available-for-sale securities sold during the same period last year.

Noninterest Expense. The following table sets forth changes from the third quarter of 2011 to the third quarter of 2012 for components of noninterest expense:

	For The Three Months Ended September 30,
	2012	2011	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$2,235	$2,100	$135	6.4
Pension and employee benefits	968	790	178	22.5
Occupancy expense, net	252	276	(24)	(8.7)
Equipment expense	396	319	77	24.1
Branch acquisition expenses	—	62	(62)	(100.0)
Expenses of OREO and other assets owned, net	416	(23)	439	(1,908.7)
Vermont franchise tax	116	108	8	7.4
FDIC insurance assessment	84	84	—	—
Equity in losses of affordable housing investments	173	130	43	33.1
Amortization of core deposit intangible	43	43	—	—
Other expenses	1,062	1,256	(194)	(15.4)
Total noninterest expense	$5,745	$5,145	$600	11.7
Salaries and wages. The $135 thousand increase in 2012 over 2011 was due primarily to normal annual salary increases, the increased staffing due to loan demand, increased commissions in the loan production office and accruals for the STIPP adopted in February 2012.

Pension and employee benefits. Expense for the defined benefit pension plan was $388 thousand for the third quarter of 2012 compared to $208 thousand for the third quarter of 2011, an increase of $180 thousand, or 86.4%, due to the

Union Bankshares, Inc. Page 38

lower discount rate utilized to calculate the present value of future benefits, increase in life expectancies, increase in salary levels and number of participants and low return on investments in 2011.

Equipment expense. The increase between years is mainly due to the increase of $20 thousand, or 10.4%, in software licenses and maintenance contracts expense, from $196 thousand for the third quarter of 2011 to $216 thousand for the third quarter of 2012. Equipment depreciation also increased $56 thousand, or 48.8%, from $114 thousand for the third quarter of 2011 to $170 thousand for the third quarter of 2012, primarily due to the acceleration of depreciation on the document imaging system being replaced in the fourth quarter of 2012 and the replacement of the ATMs during the fourth quarter of 2011 and first quarter of 2012 to comply with regulatory requirements under the federal Americans with Disabilities Act (ADA) which became effective in March of this year.

Branch acquisition expenses. The branch acquisition expenses for the three months ended September 30, 2011 were mainly overtime expense, legal and professional fees expended to facilitate the purchase of the three New Hampshire branches and expenses incurred to replace customer checkbooks.

Expenses of OREO and other assets owned, net. Expenses for the three months ended September 30, 2012 included $312 thousand in valuation write-downs for five OREO properties and one other asset owned to their fair market value less estimated costs to sell. An OREO related recovery of $85 thousand was recorded for the three months ended September 30, 2011 which more than offset the expenses for the quarter.

Equity in losses of affordable housing investments. Union recorded new investments in limited partnerships in 2011 and the third quarter of 2012, which has increased the expense for equity in losses. The increased expenses are offset on an after tax basis by the increased tax credits recorded as a reduction of the provision for income taxes.

Other expenses. Expense related to utilization of ATM and debit cards was $29 thousand higher in the third quarter of 2012, reflecting higher utilization and growth in the deposit base. This increase was offset by a reduction in marketing costs of $43 thousand for the third quarter of 2012 compared to the same period last year. In addition, the third quarter of 2011 included $177 thousand in penalties on the early payoffs of $2 million in long-term FHLB of Boston advances while no such penalties were incurred in the third quarter of 2012.

Provision for Income Taxes. The Company has provided for current and deferred federal income taxes for the quarters ended September 30, 2012 and 2011. The Company's net provision for income taxes was $552 thousand for the three months ended September 30, 2012, compared to $392 thousand for the same period in 2011. The Company’s effective tax rate increased to 21.8% for the three months ended September 30, 2012, from 21.6% for the same period in 2011. Federal income taxes and the effective tax rate increased due to the increase in taxable income. However, the effect of that increase was partially mitigated by an increase in tax exempt interest income to $409 thousand for the third quarter of 2012 versus $326 thousand for the third quarter of 2011 and tax credits recorded from investments in affordable housing projects, which increased to $158 thousand for the third quarter of 2012 versus $114 thousand for the third quarter of 2011.

Nine Months Ended September 30, 2012, Compared to Nine Months Ended September 30, 2011.

Interest and Dividend Income. The Company’s interest and dividend income increased to $18.7 million for the nine months ended September 30, 2012 compared to $17.4 million for the same period last year, mostly driven by an increase in average earning assets of $57.6 million, or 12.5%, to $518.1 million, from $460.5 million for the nine months ended September 30, 2011, reflecting both the effect of the May 2011 branch acquisition and organic growth of the franchise. However, the positive effect on interest income resulting from the rise in the average volume of earning assets was partially offset by the lower rates earned on all interest earning assets except nonmarketable equity securities, as the persistent low interest rate environment has resulted in lower yields earned on new earning assets in the first nine months of 2012 versus 2011. Interest income on loans increased $1.4 million, or 8.4%, to $17.7 million for the nine months ended September 30, 2012 versus $16.3 million for the 2011 comparison period, in conjunction with an increase of $47.2 million in average loan volume between periods. Average loans approximated $440.1 million at an average yield of 5.49% for the nine months ended September 30, 2012, up $47.2 million, or 12.0% from an average volume of $392.9 million at an average yield of 5.66% for the nine months ended September 30, 2011. The loans in the branches acquired in May 2011 accounted for approximately $17.8 million of the increase in average loans for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The positive impact of the increase in average total loan volume was partially offset by a 17 basis point decrease in average yield.

Union Bankshares, Inc. Page 39

The Company has continued to manage interest rate risk by selling a major portion of the low rate qualified residential mortgages originated during 2012 to the secondary market and has benefited from the sale of these mortgages, with net gains of $2.4 million on residential and commercial real estate loan sales of $88.6 million for the nine months ended September 30, 2012, compared to net gains of $990 thousand on loan sales of $50.3 million during the same period last year.

The average balance of investments increased $6.6 million, or 20.2%, to $39.2 million for the nine months ended September 30, 2012, from $32.6 million for the nine months ended September 30, 2011. The average balance invested in interest bearing deposits in banks for the first nine months of 2012 was $22.4 million, up $7.5 million, or 50.0%, from the average level of $14.9 million for the 2011 comparison period. The increase in both investment securities and interest bearing deposits in banks was due in part to the excess of assumed deposit liabilities over loans acquired in the acquisition of branches in May 2011, which resulted in a cash payment to the Company by the selling bank in the amount of $28.9 million. The average balance of federal funds sold and overnight deposits decreased $3.7 million, or 20.2%, to $14.4 million for the nine months ended September 30, 2012, from $18.1 million for the nine months ended September 30, 2011. Interest income from average nonloan instruments only increased $6 thousand, or 0.6%, between periods, and was $1.0 million for the first nine months of 2012 and 2011, as interest rates paid on nonloan instruments continued to decrease mainly due to the flight to safety of U.S. backed investments.

Interest Expense. The Company’s interest expense decreased $401 thousand, or 13.5%, to $2.6 million for the nine months ended September 30, 2012, from $3.0 million for the nine months ended September 30, 2011, despite an increase of $52.9 million in the average volume of interest bearing liabilities between periods. The decrease was primarily attributable to lower rates paid on all interest bearing liabilities, reflecting the persistent low interest rate environment.

Interest expense on deposits decreased $280 thousand, or 13.1%, to $1.9 million for the nine months ended September 30, 2012, from $2.1 million for the nine months ended September 30, 2011, despite an increase in average interest bearing deposits. Although competition for deposits has remained strong, average interest bearing deposits for the nine months ended September 30, 2012 increased $54.7 million, or 15.7%, to $402.5 million compared to average interest bearing deposits of $347.8 million for the same period last year. This increase reflects the overall growth in the franchise with the May 2011 acquisition of three New Hampshire branches that had average interest bearing deposits of $58.8 million for the nine months ended September 30, 2012 compared to $27.6 million for the same period last year, as well as the continuing impact of higher FDIC insurance coverage and uncertainty surrounding the financial markets as customers retain cash in lieu of other less liquid investments. Average time deposits increased to $153.8 million for the nine months ended September 30, 2012, from $141.5 million for the nine months ended September 30, 2011, an increase of $12.3 million, or 8.7%, (including an increase of $12.7 million in average time deposits in the acquired branches). The average rate paid on time deposits during the first nine months of 2012 decreased 24 basis points, to 1.25% from 1.49% for the first nine months of 2011. The average balances for money market and savings accounts increased $26.8 million, or 19.6%, to $163.8 million for the nine months ended September 30, 2012, from $137.0 million for the nine months ended September 30, 2011, (including an increase of $11.9 million in average money market and savings accounts in the acquired branches). The average rate paid on money market and savings deposits dropped from 0.43% to 0.25% for the comparison periods. A $15.6 million, or 22.4%, increase in interest bearing checking accounts brought the average balance up to $84.9 million from $69.4 million between the two comparison periods, (including an increase of $6.6 million in average interest bearing checking accounts in the acquired branches). The average rate paid on interest bearing checking accounts was 0.17% for the nine months ended September 30, 2012 down from 0.24% for the nine months ended September 30, 2011.

Interest expense on borrowed funds decreased $121 thousand, or 14.4%, to $719 thousand for the nine months ended September 30, 2012, from $840 thousand for the nine months ended September 30, 2011. Average borrowed funds decreased $1.8 million, or 6.1%, to $28.4 million for the nine months ended September 30, 2012 compared to $30.2 million for the nine months ended September 30, 2011 in part reflecting deposit growth as a preferred funding source. Average customer overnight collateralized repurchase sweeps increased $1.5 million from $2.3 million for the first nine months of 2011 to $3.7 million for the first nine months of 2012, while average borrowings from the FHLB of Boston decreased $3.3 million, or 12.6% from $26.4 million for the first nine months of 2011 to $23.1 million for the first nine months of 2012. The average rate paid on borrowings dropped from 3.63% for the nine months ended September 30, 2011 to 3.33% for the nine months ended September 30, 2012, reflecting the effect of the lower borrowing rates paid on customer repurchase sweeps and short-term liquidity advances compared to the rates paid on longer-term borrowings outstanding.

Union Bankshares, Inc. Page 40

Provision for Loan Losses. There was a $510 thousand loan loss provision for the nine months ended September 30, 2012 compared to a $450 thousand loan loss provision for the nine months ended September 30, 2011. Improvement was reported during 2011 in the local travel and tourism industry with reduced snowfall in the winter of 2012 tempering this improvement, however, the excellent summer weather and fall tourism season reported reasonably good results, reflecting continued improvement in the industry. Although the impact of the decline in revenue from the recession period (2009 and 2010) is still evident in the local market, continued signs of improvement indicate the recovery is ongoing. Nonperforming loans decreased by $2.4 million between September 30, 2011 and September 30, 2012, impaired loans increased $145 thousand and loans rated substandard representing a higher degree of risk of loss increased by $1.1 million between periods. Between December 31, 2011 and September 30, 2012, nonperforming loans decreased by $2.7 million, impaired loans increased by $311 thousand and loans rated substandard representing a higher degree of risk of loss increased by $744 thousand. The local market area has seen a gradual but consistent decline in commercial and residential property values over the past few years. As a result of the qualitative factor reviews during the first nine months of 2012, the reserve factor assigned to the commercial real estate portfolio in total remained unchanged, however, the factor for the value of underlying collateral component was increased by 0.05% and the factor for the volume and severity of past due, nonaccrual and classified loans decreased by 0.05%. The qualitative factor review also resulted in decreases in the factor for the volume and severity of past due, nonaccrual and classified loans of 0.10% and 0.05% for the commercial and installment portfolios, respectively. The higher provision in the first nine months of 2012 was deemed appropriate by management in light of the growth in the loan portfolio, the decrease in nonperforming loans, the increase in substandard and impaired loans, the results of the qualitative factor review, the change in the mix of the portfolio and the outlook for future economic conditions. For further details, see FINANCIAL CONDITION Allowance for Loan Losses and Asset Quality below.

Noninterest Income. The following table sets forth changes from the first nine months of 2011 to the first nine months of 2012 for components of noninterest income:

	For The Nine Months Ended September 30,
	2012	2011	$ Variance	% Variance
	(Dollars in thousands)
Trust income	$460	$413	$47	11.4
Service fees	3,646	3,206	440	13.7
Net gains on sales of loans held for sale	2,442	990	1,452	146.7
Other income	367	278	89	32.0
Subtotal	6,915	4,887	2,028	41.5
Net gains on sales of investment securities available-for-sale	44	183	(139)	(76.0)
Total noninterest income	$6,959	$5,070	$1,889	37.3

Noninterest income net of gains on investment securities available-for-sale was $6.9 million, or 27.0%, of total income net of gains on investment securities available-for-sale for the nine months ended September 30, 2012 compared to $4.9 million, or 22.0%, for the nine months ended September 30, 2011. This increase between years reflected the effect of higher income in all noninterest income categories.

Trust income. Trust income increased by $47 thousand, or 11.4%, between the nine months ended September 30, 2012 and September 30, 2011. Fees are normally charged on asset values which have grown over the prior year, aided by the improvement in the stock market.

Service fees. Service fees increased $440 thousand, or 13.7%, between the first nine months of 2011 and the first nine months of 2012. The increase was due in large part to the 19.3% growth in debit card and ATM fees resulting from the growth in the volume of electronic transactions, which added $229 thousand to fees earned. In addition, merchant program fees increased $72 thousand, or 19.1%, between periods. There was also an increase of $64 thousand, or 17.4%, in loan servicing fees between periods due to the increased volume of residential mortgage loans serviced. Overdraft fee income on deposit accounts also increased by $68 thousand, or 8.6% between periods.

Net gains on sales of loans held for sale. As part of the Company's strategy to mitigate long-term interest rate risk, residential and commercial real estate loans totaling $88.6 million were sold for a net gain of $2.4 million during the first nine months of 2012, versus residential and commercial real estate loan sales of $50.3 million for a net gain of $990 thousand during the first nine months of 2011. The volume of loans sold increased $38.3 million, or 76.2%,

Union Bankshares, Inc. Page 41

between periods and the net gains rose $1.5 million, or 146.7%, reflecting the activity of the loan production office, the introduction of new government sponsored loan products, improved margins on sales of loans and increased activity caused by a more active real estate market and continuing low interest rates.

Other income. Other income increased $89 thousand, or 32.0%, resulting primarily from an increase of $88 thousand in income from mortgage servicing rights, net of amortization, due to more loans being sold with servicing retained in the first nine months of 2012 than the first nine months of 2011, and an increase of $43 thousand in the cash surrender value of Bank owned life insurance. These increases were partially offset by a decrease in other miscellaneous income of $80 thousand related to the utilization of state tax credits for the nine months ended September 30, 2011 that were not available in the first nine months of 2012.

Net gains on sales of investment securities available-for-sale. Two corporate investment securities and one U.S. Government sponsored enterprise security available-for-sale totaling $1.2 million were sold during the first nine months of 2012 for a net gain of $44 thousand compared to a net gain of $183 thousand on available-for-sale securities sold during the same period last year.

Noninterest Expense. The following table sets forth changes from the first nine months of 2011 to the first nine months of 2012 for components of noninterest expense:

	For The Nine Months Ended September 30,
	2012	2011	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$6,704	$5,722	$982	17.2
Pension and employee benefits	3,083	2,386	697	29.2
Occupancy expense, net	881	827	54	6.5
Equipment expense	1,082	882	200	22.7
Branch acquisition expenses	—	407	(407)	(100.0)
Expenses of OREO and other assets owned, net	607	166	441	265.7
Vermont franchise tax	341	320	21	6.6
FDIC insurance assessment	270	296	(26)	(8.8)
Equity in losses of affordable housing investments	488	367	121	33.0
Amortization of core deposit intangible	128	57	71	124.6
Other expenses	3,265	3,314	(49)	(1.5)
Total noninterest expense	$16,849	$14,744	$2,105	14.3

Salaries and wages. The $982 thousand increase in 2012 over 2011 was due primarily to normal annual salary increases, additional staff associated with the three branches acquired in May 2011 as well as from the increased loan demand, increased commissions in the loan production office and accruals for the STIPP adopted in February 2012.

Pension and employee benefits. Expense for the defined benefit pension plan was $1.2 million for the first nine months of 2012 compared to $625 thousand for the first nine months of 2011, an increase of $579 thousand, or 92.8%, due to the lower discount rate utilized to calculate the present value of future benefits, increase in life expectancies, increase in salary levels and number of participants and low return on investments in 2011. Employer payroll taxes were $588 thousand for the first nine months of 2012 up from $527 thousand for the first nine months of 2011, an increase of $61 thousand, or 11.6%. The majority of the increase is due to higher staffing levels, resulting in increased salaries and wages and the remainder is due to increased maximum wage bases and rates charged for Vermont and New Hampshire unemployment taxes. The 401K employer contribution expense also increased $23 thousand, or 18.4%, to $146 thousand for the first nine months of 2012 compared to $123 thousand for the first nine months of 2011, and health insurance expense increased $25 thousand, or 2.5%, to $1.0 million for the first nine months of 2012 compared to $978 thousand for the first nine months of 2011. These increases also relate to the higher staffing levels.

Occupancy expense, net. Occupancy expenses, other than rent expenses, increased between years due to the increased number of banking locations and the higher cost of operation in 2012; however, these expenses were partially offset with an increase in rental income from the purchase of the building housing the newly acquired branch located in Littleton, New Hampshire as of March 31, 2012.

Union Bankshares, Inc. Page 42

Equipment expense. The increase between years is mainly due to the increase of $97 thousand, or 19.0%, in software licenses and maintenance contracts expense, from $507 thousand for the first nine months of 2011 to $604 thousand for the first nine months of 2012. Equipment depreciation also increased $105 thousand, or 30.5%, from $345 thousand for the first nine months of 2011 to $450 thousand for the first nine months of 2012, primarily due to the acceleration of depreciation on the document imaging system being replaced in the fourth quarter of 2012 and the replacement of the ATMs during the fourth quarter of 2011 and first quarter of 2012 to comply with regulatory requirements under the federal Americans with Disabilities Act (ADA) which became effective in March of this year.

Branch acquisition expenses. The branch acquisition expenses for the first nine months of 2011 were mainly legal, professional and marketing fees expended to facilitate the purchase of the three New Hampshire branches. There were also expenses incurred to replace customer checkbooks and branch supplies.

Expenses of OREO and other assets owned, net. Expenses for the first nine months of 2012 included $389 thousand in valuation write-downs for nine OREO properties and one other asset owned to their fair market value less estimated costs to sell. Expenses for the first nine months of 2011 included $163 thousand in valuation write-downs for four OREO properties and the expense is net of an $85 thousand recovery.

FDIC insurance assessment. The decrease in assessment for the nine months ended September 30, 2012 was due to a change in the assessment formula, which had been previously based on total deposits and effective April 1, 2011 was changed to a net assets base. The benefit from the formula change was partially offset by the increased assessment resulting from the Company's growing net asset base.

Equity in losses of affordable housing investments. Union recorded new investments in limited partnerships in 2011 and the third quarter of 2012, which has increased the expense for equity in losses. The increased expenses are offset on an after tax basis by the increased tax credits recorded as a reduction of income tax expense.

Amortization of core deposit intangible. As a result of the branch purchases in May 2011, a core deposit intangible of $1.7 million was booked and is being amortized on a straight-line basis over the estimated 10 year average life of the core deposit base.

Other expenses. The 2012 results include an increase of $46 thousand related to other loan costs associated primarily with the origination and sale of residential real estate loans. Expense related to utilization of ATM and debit cards was $98 thousand higher in the first nine months of 2012, reflecting higher utilization and growth in the deposit base. Postage expense increased $29 thousand and supply expenses increased approximately $19 thousand due to the increased number of branches and accounts. These increases were partially offset by a reduction in marketing costs of $97 thousand mainly due to bringing the majority of services in house, and a reduction in outsourced information technology services of $31 thousand for the first nine months of 2012 compared to the same period last year. The 2012 results also include a $15 thousand prepayment penalty on the early payoff of a $268 thousand long-term FHLB of Boston advance while the 2011 results included $177 thousand in prepayment penalties on the early payoff of FHLB of Boston advances.

Provision for Income Taxes. The Company has provided for current and deferred federal income taxes for the nine months ended September 30, 2012 and 2011. The Company's net provision for income taxes was $1.1 million for the nine months ended September 30, 2012, compared to $761 thousand for the same period in 2011. The Company’s effective tax rate increased to 19.3% for the nine months ended September 30, 2012, from 17.9% for the same period in 2011. Federal income taxes and the effective tax rate increased due to the increase in taxable income. However, the effect of that increase was partially mitigated by an increase in tax exempt interest income to $1.1 million for the first nine months of 2012 versus $926 thousand for the first nine months of 2011, and tax credits recorded from investments in affordable housing projects, which increased to $439 thousand for the first nine months of 2012 versus $318 thousand for the first nine months of 2011.

FINANCIAL CONDITION

At September 30, 2012, the Company had total consolidated assets of $582.9 million, including gross loans and loans held for sale (“total loans”) of $464.5 million, deposits of $504.8 million and stockholders' equity of $42.1 million. The Company’s total assets increased $30.2 million, or 5.5%, to $582.9 million at September 30, 2012, from $552.8 million at December 31, 2011. Net loans and loans held for sale increased a total of $34.9 million, or 8.2%, to $460.1 million, or 78.9%, of total assets at September 30, 2012, including $23.7 million of loans at September 30, 2012 acquired with

Union Bankshares, Inc. Page 43

the May 2011 branch acquisitions, compared to $425.2 million, or 76.9%, of total assets at December 31, 2011, including $27.9 million of loans at such date acquired with the branch acquisitions.

Deposits increased $31.4 million, or 6.6%, to $504.8 million at September 30, 2012, from $473.4 million at December 31, 2011. Noninterest bearing deposits increased $2.6 million, or 3.4%, from $76.7 million at December 31, 2011 to $79.2 million at September 30, 2012, interest bearing deposits increased $38.4 million, or 16.1%, from $239.1 million at December 31, 2011 to $277.5 million at September 30, 2012, and time deposits decreased $9.7 million, or 6.1%, from $157.7 million at December 31, 2011, to $148.1 million at September 30, 2012. (See average balances and rates in the Yields Earned and Rates Paid table on pages 33 and 34.)

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

Total borrowings decreased $3.2 million, or 11.2%, at September 30, 2012, from $29.0 million at December 31, 2011 to $25.8 million at September 30, 2012, as maturities and sales in the investment portfolio and the growth in deposits were used to fund increased loan demand. There was a reduction in customer overnight collateralized repurchase sweeps of $4.4 million between December 31, 2011 and September 30, 2012. There was also a prepayment of a $268 thousand long-term FHLB advance and normal monthly payments on FHLB of Boston amortizing advances. (See Borrowings on page 50.)

Total stockholders’ equity increased $1.8 million to $42.1 million at September 30, 2012 from $40.3 million at December 31, 2011. This increase primarily reflects net income of $4.6 million for the first nine months of 2012 and the $473 thousand positive change in accumulated other comprehensive loss, less regular cash dividends paid of $3.3 million. (See Capital Resources on page 54.)

Loans Held for Sale and Loan Portfolio. Total loans (including loans held for sale) increased $35.3 million, or 8.2%, to $464.5 million at September 30, 2012 from $429.2 million at December 31, 2011. At September 30, 2012, the Company’s $464.5 million total loan portfolio represented 79.7% of assets, up in dollars and percentage from $429.2 million, or 77.6% of assets at December 31, 2011 and up in dollars and percentage from $428.9 million, or 78.6% of assets at September 30, 2011. The Company’s loans consist primarily of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Real estate secured loans represented $383.4 million, or 82.5%, of total loans at September 30, 2012 and $370.2 million, or 86.2%, of total loans at December 31, 2011. Although competition for good loans is strong, the Company has been able to originate loans to both current and new customers while maintaining credit quality. Consumer loan demand was steady during the first three months of 2012 and has been strong since. Commercial and construction loan demand improved during the first nine months of 2012 as the winter season came to an early close. Despite the challenges of the winter season due to lower than normal snowfall, the local economy appears to be improving even though the unemployment rates have ticked up slightly. As a result, management is cautiously optimistic regarding future loan demand; however, increased inflation, interest rates, or unemployment could have a negative impact.

Union Bankshares, Inc. Page 44

The composition of the Company's loan portfolio as of September 30, 2012 and December 31, 2011 was as follows:

	September 30, 2012		December 31, 2011
Loan Type	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$149,538	32.2	$147,426	34.4
Construction real estate	34,480	7.4	28,077	6.6
Commercial real estate	184,104	39.7	189,770	44.2
Commercial	21,726	4.7	23,018	5.4
Consumer	6,219	1.3	6,134	1.4
Tax exempt	53,110	11.4	29,894	6.9
Loans held for sale	15,318	3.3	4,888	1.1
Total loans	464,495	100.0	429,207	100.0
Add/(Deduct):
Allowance for loan losses	(4,556)		(4,226)
Unamortized net loan costs	164		177
Net loans and loans held for sale	$460,103		$425,158
The Company originates and sells qualified residential mortgages in various secondary market avenues, with a majority of sales made to the Federal Home Loan Mortgage Corporation (FHLMC/Freddie Mac). At September 30, 2012, the Company serviced a $382.2 million residential real estate mortgage portfolio, of which $15.3 million is held for sale and approximately $217.3 million is serviced for unaffiliated third parties.

The Company chose to sell $88.6 million of qualified residential and commercial real estate loans generated during the first nine months of 2012 to the secondary market in order to mitigate long-term interest rate risk and to generate fee income. The Company generally retains the servicing rights on sold residential mortgage loans. During the first quarter of 2011, the Company received approval to originate and sell FHA and Veterans Administration (VA) residential mortgage loans. In April 2012, Union received an Unconditional Direct Endorsement Approval from HUD which allows it to approve FHA loans originated in any of its Vermont or New Hampshire locations without needing prior HUD approval. These government backed loans qualify for down payments that can be as low as 3.5% without geographic or income restrictions. The Company sells VA and FHA loans as originated with servicing released. These loan products increase the Company's ability to serve the borrowing needs of residents in the communities we serve, including low and moderate income borrowers, while the government guaranty mitigates our exposure to credit risk.
The Company also originates commercial real estate and commercial loans under various SBA, U.S. Department of Agriculture Rural Development and Vermont Economic Development Authority programs which provide a government agency guaranty for a portion of the loan amount. There was $4.6 million guaranteed under these various programs at September 30, 2012 on an aggregate balance of $5.8 million in subject loans. The Company occasionally sells the guaranteed portion of the loan to other financial concerns and retains servicing rights, which generates fee income. The Company sold $576 thousand of commercial real estate loans in the first nine months of 2012, resulting in a gain of $64 thousand. The Company recognizes gains and losses on the sale of the principal portion of these loans as they occur.

The Company serviced $25.8 million of commercial and commercial real estate loans for unaffiliated third parties as of September 30, 2012. This includes $21.9 million of commercial, municipal, residential or commercial real estate loans the Company has participated out to other financial institutions, in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.

The Company capitalizes servicing rights for both residential mortgage and commercial loans sold with servicing retained. The unamortized balance of servicing rights on loans sold with servicing retained was $994 thousand at September 30, 2012, with an estimated market value in excess of the carrying value as of such date.

There were $12.5 million of residential real estate loans pledged to secure municipal deposits above the FDIC insurance coverage level as of September 30, 2012. Qualified residential first mortgages held by Union are eligible to be pledged as collateral for borrowings from the FHLB of Boston under a blanket lien.

Union Bankshares, Inc. Page 45

Asset Quality. The Company, like all financial institutions, is exposed to certain credit risks, including those related to the value of the collateral that secures its loans and the ability of borrowers to repay their loans. Vermont and northwestern New Hampshire did not see the drastic drop in real estate values at the start of the recession as some parts of the country experienced. However, there has been a steady decline in real estate values for our market area over the past few years. Consistent application of the Company’s conservative loan policies has helped to mitigate this risk and has been prudent for both the Company and its customers. Renewed market volatility, high unemployment rates and weakness in the general economic condition of the country or our market area, may continue to have a negative effect on our customers’ ability to make their loan payments on a timely basis and/or on underlying collateral values. Management closely monitors the Company’s loan and investment portfolios, OREO and OAO for potential problems and reports to the Company’s and the subsidiary’s Boards of Directors at regularly scheduled meetings. Repossessed assets and loans or investments that are 90 days or more past due are considered to be nonperforming assets. Board approved policies set forth portfolio diversification levels to mitigate concentration risk and the Company participates large credits out to other financial institutions to further mitigate that risk.
The following table shows the composition of nonperforming assets at the dates indicated and trends of certain ratios monitored by Company's management in reviewing asset quality:

	As of or for the nine months ended	As of or for the year ended	As of or for the nine months ended
	September 30, 2012	December 31, 2011	September 30, 2011
	(Dollars in thousands)
Nonaccrual loans	$3,284	$4,308	$4,942
Accruing loans 90+ days delinquent	269	1,897	1,058
Total nonperforming loans (1)	3,553	6,205	6,000
OREO	1,451	1,476	658
Other assets owned	12	40	—
Total nonperforming assets	$5,016	$7,721	$6,658
Allowance for loan losses to loans not held for sale (2)	1.01%	1.00%	0.99%
Allowance for loan losses to nonperforming loans	128.23%	68.11%	69.77%
Nonperforming loans to total loans	0.76%	1.45%	1.40%
Nonperforming assets to total assets	0.86%	1.40%	1.22%
Delinquent loans (30 days to nonaccruing) to total loans	1.44%	3.86%	2.07%
Net charge-offs (annualized) to average loans not held for sale	0.06%	0.08%	0.01%
Loan loss provision to net charge-offs, year-to-date	283.14%	254.93%	2,368.42%
____________________

(1)
The Company had guarantees of U.S. or Vermont government agencies on the above nonperforming loans totaling $43 thousand at September 30, 2012, $730 thousand at December 31, 2011, and $121 thousand at September 30, 2011.

(2)
Calculation includes the net carrying amount of loans recorded at fair value from the branch acquisitions as of September 30, 2012 ($23.7 million), December 31, 2011 ($27.9 million) and September 30, 2011 ($30.0 million). Excluding such loans, the allowance for loan losses to loans not purchased and not held for sale was 1.07% at both September 30, 2012 and December 31, 2011 and 1.06% at September 30, 2011.

The level of nonaccrual loans decreased $1.0 million, or 23.8%, since December 31, 2011, and accruing loans delinquent 90 days or more decreased $1.6 million, or 85.8%, during the same time period and the percentage of nonperforming loans to total loans decreased from 1.45% to 0.76%. The $2.7 million net decrease in nonperforming loans between December 31, 2011 and September 30, 2012 was mainly attributable to the change of two commercial real estate loans that were 90 days or more delinquent and accruing as of December 31, 2011 with one loan becoming less than 90 days delinquent and one loan transferred to OREO as of September 30, 2012. There was also one commercial real estate loan in nonaccrual status as of December 31, 2011 that was brought current and returned to accrual status as of September 30, 2012. The aggregate interest income not recognized on nonaccrual loans amounted to approximately $1.0 million and $909 thousand as of September 30, 2012 and 2011, respectively, and $903 thousand as of December 31, 2011.

Union Bankshares, Inc. Page 46

At September 30, 2012, the Company had loans rated substandard that were on a performing status totaling $6.0 million, compared to $4.1 million at December 31, 2011. In management's view, such loans represent a higher degree of risk of becoming nonperforming loans in the future.

The Company’s management is focused on the impact that the prolonged weak economy may have on its borrowers and closely monitors industry and geographic concentrations for evidence of financial problems. Since the fourth quarter of 2007, residential and commercial real estate values have declined nationally with some other areas of the country experiencing significant weakening. The region's real estate market has also experienced declines in prices as a result of the stagnant economy but to a lesser extent than in many areas of the country. Sales of homes and permits for new home construction in Vermont and northwestern New Hampshire slowed considerably over the last three years but signs of improvement were seen during 2011 in the majority of our markets and have continued to improve in the first nine months of 2012. The real estate market decline significantly contributed to the downturn in the general economy, and unemployment rates and business failures rose nationwide. Locally these indicators have improved but conditions can cause borrowers who are current in their payments to experience deterioration in the value of their collateral and increase the potential of default if their income levels decline. Management continues to monitor the national, regional and local economic environment and its impact on unemployment, business failures and real estate values in the Company’s market area. The unemployment rate has started to stabilize in our market areas and in Vermont was at a 5.4% level for September 2012 compared to 5.8% for September 2011. New Hampshire was at 5.7% for September 2012 compared to 5.4% for September 2011, with the nationwide rate at 7.8% and 9.1% for the comparable periods.
Vermont and New Hampshire continue to have lower residential foreclosure rates than the average in the United States. On occasion the Company acquires residential or commercial real estate properties through or in lieu of loan foreclosure. These properties are held for sale and are initially recorded as OREO at fair value less estimated selling costs at the date of the Company’s acquisition of the property, with fair value based on an appraisal for more significant properties and on a broker’s price opinion for minor properties. Holding costs and declines in fair value on properties acquired are expensed as incurred. Declines in fair value after acquisition of the property result in charges against income before tax, which totaled $284 thousand for the quarter ended September 30, 2012 and $361 thousand for the nine months ended September 30, 2012. This compares to a $17 thousand charge against income before tax for the quarter ended September 30, 2011 and $163 thousand for the nine months ended September 30, 2011. The Company evaluates each OREO property at least quarterly for changes in the fair value. The Company had eleven residential, land development or commercial real estate properties for a total of $1.5 million classified as OREO at September 30, 2012, and one of these properties with a carrying value of $592 thousand has subsequently been sold. At December 31, 2011, the Company also had $1.5 million of assets classified as OREO, representing eleven properties. There was a $209 thousand allowance for losses on OREO at September 30, 2012 and a $91 thousand allowance at December 31, 2011 which were netted out of the above values.
Further softening in the local real estate market would make the potential to recover all principal and related costs for OREO properties uncertain.
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
Impaired loans, including restructured loans, were $3.0 million at September 30, 2012, with government guaranties of $86 thousand and a specific reserve amount allocated of $56 thousand, which is estimated by management to be the Company’s loss exposure with respect to such loans. This compares to impaired loans of $2.6 million at December 31, 2011, with government guaranties of $88 thousand and a specific reserve amount allocated of $76 thousand.

The Company’s loan portfolio balance not held for sale increased by $24.9 million, from $424.3 million at December 31, 2011 to $449.2 million at September 30, 2012. There was growth in the residential, construction, consumer, and tax exempt loan portfolios (see chart on page 45 for further details) during the first nine months of 2012. This loan growth was partially offset by slight decreases in the commercial and commercial real estate loan portfolios. The composition of the Company’s loan portfolio remained relatively unchanged from December 31, 2011, and there was no material change in the Company’s lending programs or terms during the three or nine months ended September 30, 2012.

Union Bankshares, Inc. Page 47

For the three months ended September 30, 2012, there were charge-offs of loans totaling $182 thousand and recoveries on previously charged off loans of $8 thousand. For the three months ended September 30, 2011, there were charge-offs of $33 thousand and recoveries of $9 thousand. The provision for loan losses was $150 thousand for both the three months ended September 30, 2012 and 2011. For the nine months ended September 30, 2012, there were charge-offs of loans totaling $217 thousand and recoveries on previously charged off loans of $37 thousand. For the nine months ended September 30, 2011, there were charge-offs of $56 thousand and recoveries of $37 thousand. The provision for loan losses was $510 thousand and $450 thousand, respectively for the nine months ended September 30, 2012 and 2011.

The following table (net of loans held for sale) shows the internal breakdown by risk component of the Company's allowance for loan losses and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

	September 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate
Residential	$1,275	33.3	$1,250	34.7
Construction	441	7.7	367	6.6
Commercial	2,478	44.0	2,278	47.2
Other Loans
Commercial	175	4.4	232	5.0
Consumer, municipal, other and unallocated	187	10.6	99	6.5
Total	$4,556	100.0	$4,226	100.0

Notwithstanding the categories shown in the table above, all funds in the allowance for loan losses are available to absorb loan losses in the portfolio, regardless of loan category or specific allocation.

As a result of the qualitative factor reviews during the first nine months of 2012, the reserve factor assigned to the commercial real estate portfolio in total remained unchanged, however, the factor for the value of underlying collateral component was increased by 0.05% and the factor for the volume and severity of past due, nonaccrual and classified loans decreased by 0.05%. The qualitative factor review also resulted in decreases in the factor for the volume and severity of past due, nonaccrual and classified loans of 0.10% and 0.05% for the commercial and installment portfolios, respectively. Management of the Company believes, in its best estimate, that the allowance for loan losses at September 30, 2012, is appropriate to cover probable credit losses inherent in the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the allowance at September 30, 2012. In addition, our banking regulators, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. A large adjustment to the allowance for losses in future periods may require increased provisions to replenish the allowance, which could negatively affect earnings. While the Company recognizes that economic slowdowns or financial and credit market turmoil may adversely impact its borrowers' financial performance and ultimately their ability to repay their loans, management continues to be cautiously optimistic about the collectability of the Company's loan portfolio.

Investment Activities. At September 30, 2012, investment securities classified as available-for-sale, totaled $33.1 million and securities classified as held-to-maturity totaled $2.0 million, combined comprising 6.0%, of assets. The amount in investment securities decreased $11.9 million, or 25.3%, from $47.0 million, or 8.5%, of assets at December 31, 2011 as loan demand increased and U.S. government enterprise debt securities continue to be called. There was $4.6 million of investment securities pledged to secure various public deposits or customer repurchase agreements in New Hampshire as of September 30, 2012 and $11.2 million at December 31, 2011 as New Hampshire banking regulations do not permit nondomiciled financial institutions any other way to secure municipal deposits.

Net unrealized gains for the Company’s available-for-sale investment securities portfolio were $1.6 million and $1.4 million as of September 30, 2012 and December 31, 2011, respectively. Net unrealized gains of $1.0 million, net of

Union Bankshares, Inc. Page 48

income tax effect, were reflected in the Company’s accumulated other comprehensive loss component of stockholders’ equity at September 30, 2012. Deterioration in credit quality and/or imbalances in liquidity that may exist in the financial marketplace might adversely affect the fair values of the Company’s investment portfolio and the amount of gains or losses ultimately realized on the sale of such securities, and may also increase the potential that certain resulting unrealized losses will be designated as other than temporary in future periods, resulting in write-downs and charges to earnings.

Deposits. The following table shows information concerning the Company's average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the periods ended September 30, 2012 and December 31, 2011.

	Nine Months Ended September 30, 2012			Year ended December 31, 2011
	Average Amount	Percent of Total Deposits	Average Rate	Average Amount	Percent of Total Deposits	Average Rate
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$73,817	15.5	—	$66,389	15.6	—
Interest bearing checking accounts	84,924	17.8	0.17%	74,862	17.5	0.23%
Money Market accounts	99,035	20.8	0.33%	85,694	20.1	0.49%
Savings accounts	64,750	13.6	0.14%	55,442	13.0	0.24%
Total nontime deposits	322,526	67.7	0.17%	282,387	66.2	0.26%
Time deposits:
Less than $100,000	82,314	17.3	1.16%	78,167	18.3	1.40%
$100,000 and over	71,459	15.0	1.36%	66,327	15.5	1.52%
Total time deposits	153,773	32.3	1.25%	144,494	33.8	1.45%
Total deposits	$476,299	100.0	0.52%	$426,881	100.0	0.66%
The Company participates in the Certificate of Deposit Account Registry Service (CDARS) of Promontory Interfinancial Network, LLC, which permits the Company to offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants. Participants may also purchase deposits through CDARS. There were $5.7 million of time deposits of $250,000 or less on the balance sheet at September 30, 2012 and $5.9 million at December 31, 2011, which were exchanged with other CDARS participants and are therefore considered for certain regulatory purposes to be “brokered” deposits. The Company also participates in Promontory Interfinancial Network's Insured Cash Sweep (ICS) program. ICS is a service through which Union can offer its customers a savings product with access to multi-million dollar FDIC insurance while receiving reciprocal deposits from other banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of savings deposits through ICS in effect permits Union to retain the full amount of the customer's deposits on Union's balance sheet. There were $4.1 million in ICS money market deposits on the balance sheet at September 30, 2012 and $1.8 million at December 31, 2011. None of the Company’s CDARS or ICS deposits, as of the respective balance sheet dates, represented purchased deposits, as all such deposits were matched dollar for dollar with Union’s customer deposits which were placed in other participating financial institutions, while ensuring full FDIC insurance coverage for our customers' deposit balances.

The following table sets forth information regarding the Company’s time deposits in amounts of $100,000 and over at September 30, 2012 and December 31, 2011 that mature during the periods indicated:

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Within 3 months	$10,362	$9,922
3 to 6 months	9,938	33,154
6 to 12 months	33,724	17,140
Over 12 months	14,283	14,341
	$68,307	$74,557
In total, the Company’s time deposits in amounts of $100 thousand and over dropped $6.3 million, or 8.4%, between December 31, 2011 and September 30, 2012, while the average total balance increased from $66.3 million to $71.5

Union Bankshares, Inc. Page 49

million. There was a change in each of the maturity time frames, especially the within 3 to 6 months and the 6 to 12 months categories. In Vermont, the fiscal year ends on June 30th for the majority of municipalities and school districts, with most of their time deposits maturing on that date, causing the majority of the swing between those two time periods.

During the first nine months of 2012, average total deposits grew $49.4 million, or 11.6%, with growth in all categories. For the nine month period ended September 30, 2012, the average deposits in the branches acquired in May 2011 amounted to $61.0 million, versus the average volume of $38.4 million for the year ended December 31, 2011. The lower average volume for the year 2011 reflects the fact that the branch acquisitions occurred in May of 2011. Time deposits have trended towards short duration or migrated to nontime deposits because of the low interest rate environment and the perceived customer desire to be in a position to redeploy funds should there be a rise in interest rates. Time deposits at September 30, 2012 have decreased $9.7 million, or 6.1%, from December 31, 2011 and management believes that most of the funds have flowed into money market accounts where current interest rates are higher than on short-term certificates.

A provision of the Dodd-Frank Act permanently raised FDIC deposit insurance coverage to $250 thousand per depositor per insured depository institution for each account ownership category. At September 30, 2012, the Company had deposit accounts with less than $250 thousand totaling $370.1 million, or 73.3% of its deposits, which now have permanent FDIC insurance protection. There were an additional $15.5 million in noninterest bearing or IOLTA deposit accounts greater than $250 thousand at September 30, 2012 with unlimited FDIC insurance until December 31, 2012. An additional $14.5 million of municipal deposits were over the FDIC insurance coverage limit at September 30, 2012 and were collateralized by Union under applicable state regulations by investment securities or loans.

Borrowings. Total borrowed funds at September 30, 2012 were $25.8 million compared to $29.0 million at December 31, 2011, a net decrease of $3.2 million, or 11.2%. Borrowings from the FHLB of Boston were $23.5 million at September 30, 2012, at a weighted average rate of 3.79%, and $22.3 million at December 31, 2011, at a weighted average rate of 4.06%. The increase in FHLB borrowings was due to obtaining a $2.0 million advance to lock in long-term funding at 0.99%, partially offset by the prepayment of a $268 thousand advance at 4.07% with a March 2015 maturity date, which resulted in a prepayment penalty of $15 thousand. The Company also made scheduled monthly payments on long-term FHLB of Boston amortizing advances of $600 thousand for the nine months ended September 30, 2012. In addition, the Company had overnight secured customer repurchase agreement sweeps at September 30, 2012 of $2.3 million compared to $6.7 million at December 31, 2011, a decrease of $4.4 million. The volume of the overnight secured customer repurchase agreement sweeps is volatile and is a function of the customer's cash flow needs. The Company had no overnight federal funds purchased or advances on its repurchase agreement line or at the Federal Reserve discount window at either September 30, 2012 or December 31, 2011.

OTHER FINANCIAL CONSIDERATIONS

Market Risk and Asset and Liability Management. Market risk is the potential of loss in a financial instrument arising from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices and equity prices. As of September 30, 2012, the Company did not have any market risk sensitive instruments acquired for trading purposes. The Company’s market risk arises primarily from interest rate risk inherent in its lending, investing, deposit taking and borrowing activities, as yields on assets change in a different time period or to a different extent from that of interest costs on liabilities. Many other factors also affect the Company’s exposure to changes in interest rates, such as national, regional and local economic and financial conditions, financial market conditions, legislative and regulatory actions, competitive pressures, customer preferences including loan prepayments and/or early withdrawal of time deposits, and historical pricing relationships. These factors and the Company's methodology to measure and manage these risks are discussed in greater detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 and have not changed during the nine months ended September 30, 2012.

As of September 30, 2012, $33.1 million, or 94.3%, of the investment portfolio was classified as available-for-sale and the modified duration was relatively short. The Company does not utilize any exotic derivative products or invest in any "high risk" instruments.

Union Bankshares, Inc. Page 50

The Company’s interest rate sensitivity analysis (simulation) as of December 2011 for a flat rate environment (the prime rate at both December 31, 2011 and September 30, 2012 was 3.25%) projected the following for the nine months ended September 30, 2012, compared to the actual results:

	September 30, 2012
	Projected	Actual	Percentage Difference
	(Dollars in thousands)
Net Interest Income	$16,783	$16,158	(3.7)
Net Income	$4,129	$4,646	12.5
Return on Assets	1.00%	1.12%	12.0
Return on Equity	12.23%	15.20%	24.3

Actual net interest income is $16.2 million, $625 thousand or 3.7%, lower than projected as actual interest rates on loans, investment securities and interest bearing deposits were below projected rates. Loan demand, especially in residential construction and mortgage lending, has been strong through the first nine months of 2012, however growth in some other loan categories lagged in 2012. The Company, in an attempt to increase interest income, increased the residential mortgage loan portfolio by keeping in portfolio some secondary market qualified residential loans originated during the nine months ended September 30, 2012 rather than selling them to the secondary market.

Net income for the nine months ended September 30, 2012 is ahead of forecasted amounts. Although our actual net interest income compared to the projected amount resulted in a negative variance of $625 thousand, this was offset by the combined effect of positive variances of $1.6 million in net gain on the sale of loans, $44 thousand in gain on sale of available-for-sale securities, $193 thousand in deposit and other service charges, $50 thousand in occupancy expenses, and $52 thousand in public relations expense partially offset by negative variances of $88 thousand in salaries and wages, $171 thousand in pension expense, $103 thousand in equipment expenses, and $479 thousand in OREO expenses.

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

Union Bankshares, Inc. Page 51

The following table details the contract or notional amount of financial instruments that represent credit risk at the dates indicated:

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Commitments to originate loans	$14,640	$10,176
Unused lines of credit	56,389	48,758
Standby letters of credit	2,006	1,503
Available balance on credit cards	925	933
FHLB of Boston MPF credit enhancement obligation, net	308	86
Commitment to purchase investment securities	500	504
Total	$74,768	$61,960
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

The Company did not hold or issue derivative or hedging instruments during the nine month period ended September 30, 2012.

The Company’s subsidiary bank is required (as are all banks) to maintain vault cash or a noninterest bearing reserve balance as established by Federal Reserve regulations. The Bank’s average total required reserve for the 14 day maintenance period including September 30, 2012 was $746 thousand and for December 31, 2011 was $546 thousand, both of which were satisfied by vault cash.

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

Union Bankshares, Inc. Page 52

different assumptions were used, callable investment options were modeled, prepayment speeds changed or actual experience differs from the historical experience on which the assumptions are based.

The following table shows the Company's rate sensitivity analysis as of September 30, 2012:

	Repriced within
	3 Months or Less	4 to 12 Months	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
	(Dollars in thousands, by repricing date)
Interest sensitive assets:
Overnight deposits	$30,873	$—	$—	$—	$—	$30,873
Interest bearing deposits in banks	1,594	5,923	9,977	2,140	—	19,634
Investment securities (1)(3)	1,706	4,584	4,404	9,918	13,444	34,056
Nonmarketable securities	—	—	—	—	1,976	1,976
Loans and loans held for sale (2)(3)	172,444	93,862	87,249	52,345	58,759	464,659
Total interest sensitive assets	$206,617	$104,369	$101,630	$64,403	$74,179	$551,198
Interest sensitive liabilities:
Time deposits	$27,928	$77,298	$34,431	$8,411	$—	$148,068
Money markets	77,467	—	—	—	37,665	115,132
Regular savings	38,771	—	—	—	33,476	72,247
Interest bearing checking	54,929	—	—	—	35,196	90,125
Borrowed funds	2,989	4,602	4,564	4,555	9,046	25,756
Total interest sensitive liabilities	$202,084	$81,900	$38,995	$12,966	$115,383	$451,328
Net interest rate sensitivity gap	$4,533	$22,469	$62,635	$51,437	$(41,204)	$99,870
Cumulative net interest rate sensitivity gap	$4,533	$27,002	$89,637	$141,074	$99,870
Cumulative net interest rate sensitivity gap as a percentage of total assets	0.8%	4.6%	15.4%	24.2%	17.1%
Cumulative net interest rate sensitivity gap as a percentage of total interest sensitive assets	0.8%	4.9%	16.3%	25.6%	18.1%
Cumulative net interest rate sensitivity gap as a percentage of total interest sensitive liabilities	1.0%	6.0%	19.9%	31.3%	22.1%
____________________

(1)	Investment securities exclude marketable equity securities and mutual funds shares with a fair value of $841 thousand and $160 thousand, respectively, that may be sold by the Company at any time.

(2)	Balances shown include deferred unamortized loan costs of $164 thousand.

(3)	Estimated repayment assumptions considered in Asset/Liability model.

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

For the quarter ended September 30, 2012, the Company’s ratio of average loans to average deposits increased modestly to 92.0% compared to 91.0% for the quarter ended September 30, 2011. Loan demand, especially residential construction and mortgage lending demand has been stronger in first nine months of 2012 than in the same period in

Union Bankshares, Inc. Page 53

2011 as long-term interest rates have continued remain at historic lows. Origination of loans held for sale was $99.0 million during the nine months ended September 30, 2012 compared to $48.9 million during the nine months ended September 30, 2011. Residential and commercial real estate loans sold amounted to $88.6 million for the nine months ended September 30, 2012 versus $50.3 million for the nine months ended September 30, 2011.

As a member of the FHLB of Boston, Union had access to unused lines of credit up to $3.9 million at September 30, 2012 over and above the $23.5 million term advances already drawn on the lines, based on a FHLB of Boston estimate of available collateral as of that date. With the purchase of required FHLB of Boston Class B common stock and evaluation by the FHLB of Boston of the underlying collateral available, line availability could rise to approximately $27.4 million. This line of credit can be used for either short-or-long-term liquidity or other needs. In addition to its borrowing arrangements with the FHLB of Boston, Union maintains two pre-approved Federal Funds lines of credit totaling $12.0 million with two upstream correspondent banks, a $15 million repurchase agreement line of credit and access to the Federal Reserve discount window, which would require pledging of qualified assets. There was no balance outstanding on the federal funds or repurchase agreement lines or at the discount window at September 30, 2012.

There were no purchased deposits through CDARS or ICS (or otherwise) at either September 30, 2012 or December 31, 2011, although Union had exchanged $9.8 million and $7.7 million of deposits, respectively, with other CDARS/ICS members at those dates.

The Company’s management monitors current and projected cash flows and adjusts positions as necessary to maintain adequate levels of liquidity. Approximately 70.9% of the Company’s time deposits will mature within twelve months, which is a lower level than the preceding five years, which ranged from 71.9% to 88.0%. The FOMC has committed to keeping interest rates low until mid-2015. But in the future, as interest rates rise, the increase in rates may lead to early redemptions of certificates of deposit by customers which will present its own liquidity issue which will have to be managed. The movement of funds from FDIC insured deposits back into the financial market is also something that we monitor as it could cause a liquidity concern.

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

The total dollar value of the Company’s stockholders’ equity at September 30, 2012 of $42.1 million was up $1.8 million from December 31, 2011 at $40.3 million, reflecting net income of $4.6 million for the first nine months of 2012, $12 thousand from the issuance of common stock resulting from the exercise of stock options, $6 thousand of stock based compensation and a positive change of $473 thousand in accumulated other comprehensive loss, partially offset by the dividend payment of $3.3 million in the first nine months of 2012 and a $13 thousand purchase of Treasury stock.

Union Bankshares, Inc. has 7,500,000 shares of $2.00 par value common stock authorized. As of September 30, 2012, the Company had 4,923,986 shares issued, of which 4,457,204 were outstanding and 466,782 were held in treasury.

Union Bankshares, Inc. Page 54

In May 2010, Union Bankshares, Inc. announced the adoption of a limited stock repurchase program to authorize the repurchase of up to 2,500 shares of its common stock each calendar quarter in open market purchases or privately negotiated transactions, as management deems advisable and as market conditions warrant. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase authorization was reauthorized in December 2011 and expires on December 31, 2012. The Company repurchased 700 shares during the first nine months of 2012 pursuant to that authorization, at a total cost of $13 thousand.

The Company has reserved 50,000 shares of common stock for issuance under the 2008 Incentive Stock Option Plan of Union Bankshares, Inc. and Subsidiary. There were no options granted during the nine months ended September 30, 2012. There were 700 shares issued for the nine months ended September 30, 2012 resulting from the exercise of stock options. The stock issued upon exercise of options granted under this Plan consists of authorized but unissued shares of the common stock and/or shares held in treasury. As of September 30, 2012, there were employee incentive stock options outstanding and exercisable under the Plan or a similar predecessor plan with respect to 6,300 shares of common stock. As of September 30, 2012, there were no unvested stock options or any unrecognized compensation cost related to the unvested stock options granted. All options outstanding are currently exercisable. Options for the purchase of a total of 2,800 shares were “in the money” at September 30, 2012.

Union Bankshares, Inc. and Union are subject to various regulatory capital requirements administered by the federal banking agencies. Management believes that as of September 30, 2012, both companies met all capital adequacy requirements to which they are subject. As of September 30, 2012, the most recent calculation date, Union was categorized as well capitalized under the regulatory framework for prompt corrective action. The prompt corrective action capital category framework applies to FDIC insured depository institutions such as Union but does not apply directly to bank holding companies such as the Company. To be categorized as well capitalized, Union must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. As a bank holding company, the Company is subject to substantially similar capital adequacy requirements of the Federal Reserve Board. There were no conditions or events between September 30, 2012 and the date of this report that management believes have changed either company’s category.

	Actual		Minimum For Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk weighted assets
Union	$46,610	12.17%	$30,639	8.0%	$38,299	10.0%
Company	46,888	12.21%	30,721	8.0%	N/A	N/A
Tier I capital to risk weighted assets
Union	$42,009	10.97%	$15,318	4.0%	$22,977	6.0%
Company	42,286	11.02%	15,349	4.0%	N/A	N/A
Tier I capital to average assets
Union	$42,009	7.56%	$22,227	4.0%	$27,784	5.0%
Company	42,286	7.57%	22,344	4.0%	N/A	N/A

The total risk based capital ratio for the Company was 12.17% at both September 30, 2012 and December 31, 2011.

The Company remains focused on achieving its goals of long-term growth and an above-average shareholder return, while maintaining a strong capital position. Management is aware of the particular importance in today’s uncertain economic environment of maintaining strong capital reserves and planning for future capital needs including those that may result from adoption of the proposed Basel III capital standards.

A quarterly cash dividend of $0.25 per share was declared to shareholders of record on October 27, 2012, payable November 8, 2012. Dividends for each of the previous four quarters were $0.25 per share.

Union Bankshares, Inc. Page 55

Regulatory Matters. The Company and Union are subject to periodic examinations by the various regulatory agencies. These examinations may include, but are not limited to, procedures designed to review lending practices, risk management, credit quality, liquidity, compliance and capital adequacy. During 2012 , the FDIC and during 2011, the Vermont Department of Financial Regulation performed their regular, periodic regulatory examinations of Union. No comments were received that would have a material adverse effect on the Company’s or Union’s liquidity, financial position, capital resources, or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Information called for by this item is incorporated by reference in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption OTHER FINANCIAL CONSIDERATIONS on pages 50-56.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2012. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2012, the only unregistered issuance of the Company's equity securities were pursuant to the exercise of incentive stock options, resulting in the issuance of 700 shares of the Company's common stock. The shares were issued in reliance upon an exemption in section 4(a)(2) of the Securities Act of 1933 for distributions not involving a public offering.

There was no repurchase of the Company's equity securities made during the quarter ended September 30, 2012.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three and nine months ended September 30, 2012 and 2011, (iii) the unaudited consolidated statements of comprehensive income for the three and nine months ended September 30, 2012 and 2011, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.* **

____________________

*
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

Union Bankshares, Inc.

November 14, 2012	/s/ David S. Silverman
David S. Silverman
Director, President and Chief Executive Officer

November 14, 2012	/s/ Marsha A. Mongeon
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three and nine months ended September 30, 2012 and 2011, (iii) the unaudited consolidated statements of comprehensive income for the three and nine months ended September 30, 2012 and 2011, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.* **

____________________

*
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