Form 10-K
period 2012-12-31
UNION BANKSHARES INC
filed 2013-04-01
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2012	Commission file number	001-15985
UNION BANKSHARES, INC.

VERMONT	03-0283552
P.O. BOX 667
20 LOWER MAIN STREET
MORRISVILLE, VT 05661-0667
Registrant's telephone number:   802-888-6600
Former name, former address and former fiscal year, if changed since last report: Not applicable
Securities registered pursuant to section 12(b) of the Act:

Common Stock, $2.00 par value	The NASDAQ Stock Market LLC
(Title of class)	(Exchanges registered on)
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
Yes [X ]    No [ ]
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
Yes [  ] No [X]
The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2012 was $62,913,720 based on the closing price on the NASDAQ Stock Market LLC on such date of $19.49 per share. For purposes of this calculation, all directors, executive officers, and named executives of the Registrant are assumed to be affiliates. Such assumption, however, shall not be deemed to be an admission of such status as to any such individual.
As of March 18, 2013 there were 4,455,406 shares of the Registrant's $2 par value common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Specifically designated portions of the following documents are incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

Document	Part
Annual Report to Shareholders for the year ended December 31, 2012	I, II
Proxy Statement for the 2013 Annual Meeting of Shareholders	III

UNION BANKSHARES, INC.

____________________

(a)
The information required by Part I, Item 2 and Part II, Items 5, 7, 7A, and 8 is incorporated herein by reference, in whole or in part, from the 2012 Annual Report to Shareholders. The incorporation by reference herein of portions of the 2012 Annual Report to Shareholders shall not be deemed to specifically incorporate by reference the information referred to in Item 201(e) of Regulation S-K.

(b)
The information required by Part III Items 10, 11, 12, 13 and 14 is incorporated herein by reference, in whole or in part, from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2013. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to specifically incorporate by reference the information referred to in Items 407(d)(1)-(3) and 407(e)(5) of Regulation S-K.

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

Union has 184 full time equivalent employees. Union employees are not represented by any collective bargaining group. A number of benefit programs are available to eligible employees. Management considers its employee relations to be satisfactory. The Company, itself, does not have any paid employees.

The Company's income is derived principally from interest and fees on loans and earnings on other investments. Its primary expenses arise from interest paid on deposits and borrowings, salaries and wages, pension and other employee benefits, and other general overhead expenses. Our profitability depends primarily on net interest income, which is the difference between interest and dividend income on interest-earning assets, and interest expense on interest-bearing liabilities. Interest-earning assets include loans, investment securities, and interest-earning deposits in banks. Net interest income is dependent upon the level of interest rates and the extent to which such rates change, as well as changes in the volume of various categories of assets and liabilities. Our profitability is also dependent on the level of noninterest income (primarily gains on sale of real estate loans and service fees), provision for loan losses, noninterest expenses, and income taxes. Our operations and profitability are subject to changes in interest rates, applicable statutes and regulations, general economic conditions, competitive environment as well as other factors beyond our control. The Company continues to reduce the impact of interest rate changes on its net interest income by shortening the term of its interest-earning assets to better match the terms of our interest-bearing liabilities and by continuing to sell long-term fixed rate residential mortgage loans. See Market Risk and Asset and Liability Management in Part II-Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”. The Company’s total assets increased $24.5 million, or 4.4%, to $577.3 million at December 31, 2012, from $552.8 million at December 31, 2011. Deposits increased $36.6 million, or 7.7%, to $510.0 million at December 31, 2012, from $473.4 million at December 31, 2011. Stockholders' equity increased $4.7 million, or 11.7%, to $45.0 million at December 31, 2012 from $40.3 million at December 31, 2011. For further details, please refer to the consolidated financial statements, footnotes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") contained in the Company's 2012 Annual Report to Shareholders, portions of which are filed as Exhibit 13.1 to this report and incorporated herein by reference.

Description of Services: The Company offers full retail and commercial banking services to its customers through its branches, ATMs, telebanking, and internet banking systems. The Company emphasizes providing retail banking services to individuals living within its market area and commercial banking services to small and mediumsized corporations, partnerships, and sole proprietorships, as well as nonprofit organizations, local municipalities and school districts. Management believes that relationship building and outstanding customer service, quality products and services, and cross-selling initiatives are all key elements to community banking. The Company's lending activities are targeted at increasing residential mortgage and construction loan originations, and expanding commercial and municipal lending, including the commercial real estate market. The Company works with customers, its business partners, and federal and state government agencies to design financing that best meets our customers' needs, which might include involvement of the Vermont or New Hampshire Housing Finance agencies, the Small Business Administration, the U.S. Department of Agriculture Rural Development Agency, the Vermont Economic Development Authority, the Department of Housing and Urban Development ("HUD"), the Federal Housing Administration ("FHA"), or the Federal Home Loan Bank of Boston ("FLHB of Boston"), to name a few. The Company utilizes its lending activities to develop broader customer relationships in areas served by its network of branches and loan production office as a means to augment deposits. The Company produces loans for its portfolio as well as sells or participates out a portion of the loans produced to mitigate interest rate or credit risk.

The sale of long-termfixed rate residential real estate loans has become a primary mechanism for managing interest rate risk as well income generation through the gain on sales of loans. For information on asset quality and the composition of the Company's loan portfolio by type of loan, including loans held for sale, see MD&A “Discussion of Financial Condition” contained in the Company's 2012 Annual Report to Shareholders, portions of which are filed as Exhibit 13.1 to this report and incorporated herein by reference.

The Company's retail loan portfolio consists primarily of residential mortgage loans, construction (B.U.I.L.D.) loans, home equity loans or lines of credit, traditional installment loans and personal lines of credit. The Company has earned a favorable reputation for residential lending programs and has been granted an Unconditional Direct Endorsement Approval from the Department of Housing and Urban Development ("HUD") for the origination of Federal Housing Administration ("FHA") loans. This direct endorsement provides Union the ability to more quickly and efficiently serve FHA-eligible home buyers. The Company's commercial loan portfolio consists of term loans, lines of credit, commercial construction loans and commercial and multi-family real estate loans primarily provided to locally based borrowers. The municipal loan portfolio consists of term loans and construction financing.

Other services or products offered to our customers include, but are not limited to, the following:

•	Commercial loans for business purposes to business owners and investors for plant and equipment, lines of credit, working capital, real estate renovation and other sound business purposes;

•	Commercial real estate loans on income producing properties, including commercial construction loans;

•	SBA guaranteed loans;

•	Online cash management services, including account reconciliation, credit card depository, Automated Clearing House origination, wire transfers and night depository;

•	Merchant credit card services for the deposit and immediate credit of sales drafts from retail merchants, restaurants, professionals and the local tourism industry;

•	Business checking accounts;

•	Other services based on the individual needs of the customer including standby letters of credit, bank checks or money orders, and safe deposit boxes;

•	Automated Teller Machine (“ATM”) services;

•	Debit MasterCard and ATM cards;

•	Telephone and Internet banking services, including bill pay;

•	Home improvement loans and overdraft checking privileges against preauthorized lines of credit;

•	Retail depository services including personal checking accounts, NOW accounts, savings accounts, money market accounts, certificates of deposit, IRA/SEP/KEOGH accounts and Health Savings accounts;

•	Customer repurchase agreement sweeps; and

•	Trust and asset management services to individuals and organizations.

The deposits of Union are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”) up to legal limits (generally $250,000 per depositor). The temporary unlimited level of insurance coverage available for certain noninterest bearing transaction and IOLTA accounts expired on December 31, 2012. Additional insurance coverage is also available through Union's participation in the Certificate of Deposit Account Registry Service (“CDARS”) and the Insured Cash Sweep ("ICS") service of Promontory Interfinancial Network.

Consistent with the objective of the Company to serve the needs of individuals, businesses and others within the communities served, the Company seeks to concentrate its assets in loans. For the year ended December 31, 2012, the Company's rate of average loans to average deposits was 92.1%. To be consistent with the requirements of prudent banking practices, adequate levels of assets are invested in high-grade securities, FDIC insured certificates of deposits, or other prudent investment alternatives such as company-owned life insurance or investments in real estate limited partnerships for affordable housing. Deposits are the primary source of funds for use in lending, investing and for other general operating purposes. In addition we obtain funds from principal repayments, sales and prepayments of loans, securities and FDIC insured certificates of deposit. Other funding sources may include brokered deposits purchased through CDARS or ICS, borrowings from the FHLB of Boston, correspondent banks or the Federal Reserve discount window or utilization of a repurchase agreement line with a brokerage firm. For information on the composition of Union's investment portfolio by type and maturity as well as other sources of liquidity, see MD&A, “Discussion of Financial Condition” contained in the Company's 2012 Annual Report to Shareholders, portions of which are filed as Exhibit 13.1 to this report and incorporated herein by reference.

The risk of nonpayment (or deferred payment) of loans is inherent in commercial banking. The Company's marketing focus on individuals and small to medium sized businesses results in the assumption by it of certain lending risks. Management carefully evaluates all loan applications and attempts to minimize credit risk exposure by the use of uniform loan underwriting guidelines, and approval and monitoring procedures. However, there can be no assurance that such measures will entirely reduce such lending risks. For additional information about the risks inherent in the Company's business, see MD&A “Risk Factors” contained in the Company's 2012 Annual Report to Shareholders, portions of which are filed as Exhibit 13.1 to this report and incorporated herein by reference.

Source of Business: Management believes that the market segments targeted, individuals, small to medium sized businesses, and municipalities in the Company's market area, demand the convenience and personal service that a smaller, independent financial institution can offer. It is these themes of convenience and personal service that form the basis of the Company's business development strategies. At December 31, 2012, Union maintained 17 branch offices, a loan center and 34 ATMs, and also provided many of its services via the telephone and through its website, www.unionbankvt.com.

Management's operational strategy includes continued evaluation of growth opportunities and of changing market needs and the design and implementation of products and services to meet those needs, as well as the establishment and maintenance of infrastructure necessary to deliver those products and services effectively and efficiently. Measures taken by management in recent years to implement this approach have included expanding our market areas by opening a loan center in South Burlington, Vermont in 2010 which extended our service area to the largest metropolitan area in the state of Vermont, and gave us the expertise to become both an FHA and VA approved lender; and the acquisition of three branch offices and their related loans, deposits and employees in Groveton, Littleton and North Woodstock, New Hampshire in 2011. Management has also adopted a "working together" marketing concept that emphasizes the promotion and fostering of long-term relationships with our customers.

Technology initiatives continued throughout 2012 with the implementation of a document imaging system which integrates with the loan and deposit origination software and will continue to enhance operational efficiencies when fully implemented. The completion of our internal data center backup site. Also, in 2012 we began the development of a mobile banking application that will be available to customers in 2013. During the January of 2013 we replaced the Company's existing phone systems which provides opportunities for video conferencing and other avenues for collaboration.

Strategies for 2013 include continued penetration in our newer market areas including South Burlington, Vermont, and Groveton, Littleton, and North Woodstock, New Hampshire. Management will continue to pursue and enhance nonbranch methods for customers to access their financial accounts, as well as continued enhancement of our existing electronic options. Management has undertaken a review of our current product offerings to ensure we are not only meeting the current needs of our customers for banking products and services, but also anticipating future needs based on their personal, professional and financial goals.

A decision was reached in late 2012 to close the Green Mountain Mall branch in St. Johnsbury, Vermont. Customers will continue to be served at one of the other three branches located in proximity to the Green Mountain Mall location. The branch staff will be reassigned to another local office when the branch closes April 5, 2013 and the lease on the office will terminate June 30, 2013.

The Company seeks to capitalize upon the extensive business and personal contacts and relationships of its directors, Advisory Board members and officers to continue to develop the Company's customer base, as well as relying on director and Advisory Board referrals, officer-originated calling programs and customer and shareholder referrals.

Monitoring and management of credit, liquidity, and interest rate risk, given the current state of the financial markets and the economy, will continue as well as exploring expansion opportunities. The directors and management of the Company intend to continue to offer products and services that will allow the Company to manage responsibly the growth of its assets, while building and enhancing stockholder value and preserving Union Bank's image as a premier community bank in northern Vermont and northwestern New Hampshire.

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

The Company competes for checking, savings, money market accounts and other deposit accounts by offering customers competitive products and rates, personal service, local area expertise, convenient locations and access, and an array of financial services and products. Higher interest rates and deposit “specials” offered by competitors as well as the variety of nonbanking investment avenues open to our customers and the public makes deposit growth challenging.

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

The competitive environment for financial institutions has undergone significant change in recent years (see “Financial Services Modernization,” "Interstate Banking" and "Dodd-Frank Act" below). The restrictions placed on financial institutions resulting from the meltdown in the financial markets in late 2008 and the resulting economic recession and slow recovery have made community banking even more difficult. A community banking organization like Union Bankshares, which engages in traditional banking activities, differs markedly from the large international financial organizations that engage in risky financial activities and that may have a retail bank as part of their portfolio of companies. Many of the wide scale regulatory measures that have been implemented or proposed have not specifically targeted the abusers of the industry but have often been aimed at all “banks”. And even if regulatory action is targeted to "large" banking organizations, changes in industry practices made by larger banks in response to new or tighter regulatory requirements often impact community banks as well. Many regulatory measures have had, and will have, a negative impact on the Company's and its customers' operational and financial results. In addition, bank failures have detracted from the public's view of the banking industry as safe and sound. Fortunately, the majority of those failures have been in other geographic areas of the U.S. which were more severely affected by the economic downturn. The Company, its directors, officers and employees will continue to be active members of the communities we serve and live in.

Tax exempt credit unions have become an increasingly significant source of competition. Credit union common bond requirements and the definition of a credit union “member” have been interpreted liberally by federal and state credit union regulators while at the same time, the scope of products credit unions are permitted to offer has steadily expanded, resulting in greater penetration of this tax-advantaged segment of the financial services industry into traditional banking markets. In 2003, the SBA expanded the eligibility of certain lending programs to include all credit unions. During 2005, Vermont's credit union statute was comprehensively updated, granting state chartered credit unions significantly expanded powers to offer financial products and services beyond those traditionally offered by credit unions and Vermont's largest state-chartered credit union was granted state wide access to customers (i.e. you live in the state of Vermont, you can be a member). During 2010, the credit union industry received taxpayer assistance to resolve insolvent multi billion-dollar corporate credit unions despite the fact that credit unions do not pay any federal or state income taxes. In addition, legislation has been introduced in Congress numerous times in the last few years to further expand the business lending authority of federally chartered credit unions. Credit unions are also not required to reinvest in their communities or to pay federal income taxes. Credit unions' exemption from community reinvestment requirements as well as from federal taxation has been a major factor in increasing their market share and business lending. As of December 31, 2011, the most recently available information, there were more than 27 state or federally chartered credit unions operating in Vermont. With the inherent pricing advantages credit unions have due to their tax subsidy, community banks find it increasingly difficult to compete on this uneven playing field.

Competitive change is also occurring due to rapid technological advances which permit the delivery of financial products and services without the need of physical presence in the market area served and which also are likely to diminish the importance of traditional “bricks and mortar” in market presence and reduce the role of financial intermediaries, such as banks, in the transfer of funds between parties. As a result, the Company's future success will depend in part on its ability to address customers' needs by continuing to use new technologies to market and deliver its products and services.

Regulation and Supervision: The following discussion describes certain material elements of an extensive regulatory framework applicable to bank holding companies and their subsidiaries. It provides certain information specific to the Company and/or Union Bank. The Company and Union are required to file periodic reports and other information with various regulators concerning our activities, financial condition and results of operations in addition to obtaining regulatory approvals prior to entering into certain transactions. The regulatory framework is intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole, and not for the protection of security holders. This regulation and supervision establishes a comprehensive framework of activities in which a bank holding company or a bank can engage. This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to classification of assets and establishment of adequate credit loss reserves for regulatory purposes. To the extent that this information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions.

As a FDIC insured Vermont chartered commercial bank, Union is subject to regulation, examination, and supervision by the Vermont Department of Financial Regulation ("DFR") and the FDIC. Regular examinations of Union by the DFR and the FDIC include examination of the bank's financial condition and operations, including but not limited to its capital adequacy, loan reserves, loans, investments, earnings, interest rate risk, liquidity, compliance with laws and regulations, record of performance under the federal Community Reinvestment Act of 1977, as amended (“CRA”) as well as under the Bank Secrecy Act, trust operations, information technology, and the performance of its management. The prior approval of the FDIC and DFR is required, among other things, for Union to establish or relocate a branch office, assume deposits or engage in any merger, consolidation, purchase or sale of all or substantially all of the assets of any bank.

In addition the Company, as a registered one bank holding company, is subject to regulation, examination and supervision by the Federal Reserve Board ("FRB"). Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), the FRB may directly examine subsidiaries of a bank holding company, including Union.

The Company is also under the jurisdiction of the Securities and Exchange Commission (“SEC”) for matters relating to the offer and sale of its securities as well as investor reporting requirements. The Company is subject to restrictions, reporting requirements and review procedures under federal securities laws and regulations. The Company's common stock is listed on the NASDAQ Global Select Market (“NASDAQ”) under the trading symbol “UNB” and accordingly, the Company is subject to the rules of NASDAQ for listed companies.

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

Federal Reserve Board Policies and Reserve Requirements. The monetary policies and regulations of the FRB have had a significant effect on the operating results of banks in the past and are expected to continue to do so in the future. FRB policies affect the levels of bank earnings on loans and investments and the levels of interest paid on bank deposits through the Federal Reserve System's open-market operations in United States government securities, regulation of the discount rate and terms on bank borrowings from Federal Reserve Banks and regulation of nonearning reserve requirements. Regulation D promulgated by the FRB requires all depository institutions to maintain reserves against their transaction accounts (generally, demand deposits, NOW accounts and certain other types of accounts that permit payments or transfers to third parties) and nonpersonal nontime deposits (generally, money market deposit accounts or other savings deposits held by corporations or other depositors that are not natural persons, and certain types of time deposits), subject to certain exemptions. As of December 31, 2012, Union's reserve requirement was approximately $604 thousand which was satisfied by vault cash.

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

Financial Services Modernization. The GLB Act permits eligible bank holding companies to elect to become financial holding companies and thereby engage in a broader range of financial and other activities than is permitted to bank holding companies generally. Under the GLB Act, a financial holding company may engage in activities that are not traditionally encompassed within the business of banking but that are "financial in nature," including securities underwriting, dealing and market making, sponsoring mutual funds and investment companies, insurance (both underwriting and agency), merchant banking and additional activities that the FRB, in consultation with the Secretary of the Treasury, determines to be financial in nature, or incidental or complementary to such financial activities, provided that such activities do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. Under the Dodd-Frank Act, however, a bank holding company and its affiliates are prohibited from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain circumstances. The GLB Act effectively permits the integration, under a financial holding company umbrella, of firms engaged in banking, insurance and securities activities, and preempts state laws that purport to limit or prohibit such affiliations. No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in permitted activities.

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

Bank Laws and Regulations. The various laws and regulations applicable to Union that are administered by the FDIC and DFR affect Union's corporate practices, such as payment of dividends, incurring of debt and acquisition of financial institutions and other companies. These laws also affect its business practices, such as payment of interest on deposits, guidelines on concentrations in commercial real estate lending, limitations on loans to one borrower, the charging of interest on loans, privacy issues and the location of offices. If, as a result of an examination of the Bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, interest rate risk, liquidity, or other aspects of the Bank's operations are unsatisfactory, or that the Bank or its management is violating or has violated any laws or regulations, various remedies are available to the FDIC. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the Bank's deposit insurance. DFR has many of the same enforcement powers under Vermont's banking laws. There are no outstanding regulatory orders resulting from regulatory examinations of the Company or Union.

Dividend Limitations. As a holding company, the Company's ability to pay dividends to its stockholders is largely dependent on the ability of its subsidiary to pay dividends to it. Payment of dividends by Vermont-chartered banks, such as Union, is subject to applicable state and federal laws. Under Vermont banking laws, a Vermont-chartered bank may not authorize dividends or other distributions which would reduce the bank's capital below the amount of capital required in the bank's Certificate of General Good or under any capital or surplus standards established by the Commissioner of the DFR. Union does not have any capital restrictions in its Certificate of General Good and, to date, the Commissioner of the DFR has not adopted capital or surplus standards. Nevertheless, the capital standards established by the FDIC, described below under "Prompt Corrective Action" apply to Union, and the capital standards of the FRB apply to the Company on a consolidated basis. In addition, the FRB, the FDIC and the Commissioner of the DFR are authorized under applicable federal and state laws to prohibit payment of dividends that are determined to be an unsafe or unsound practice. Payment of dividends that significantly deplete the capital of a bank or a bank holding company, or render it illiquid, could be found to be an unsafe or unsound practice.

Transactions with Related Parties. The Company's and Union's authority to extend credit, purchase or sell an asset from or to their directors, executive officers and stockholders of 10 or more percent, as well as to entities controlled by such persons, is currently governed by the requirements of the Federal Reserve Act and Regulation O of the FRB thereunder. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based in part, on the amount of the bank's capital. Under NASDAQ guidelines, any related party transaction, including a loan, must be reviewed by the Company's Audit Committee. In addition, under the federal Sarbanes-Oxley Act of 2002 (discussed below), the Company, itself, may not extend or arrange for any personal loans to its directors and executive officers. The Company has a Related Persons Transactions Approval Policy administered by the Company's Board of Directors which incorporates applicable regulatory guidelines and requirements.

Dodd-Frank Act. Passage of the Dodd-Frank Act of 2010 has resulted in dramatic changes across the financial regulatory system, some of which became effective immediately, some effective in 2011 or 2012, and some of which will not become effective until various future dates. Implementation of the Dodd-Frank Act requires many new rules be adopted by various federal regulatory agencies over the next several years. Until rulemaking is complete, uncertainty will remain as to the ultimate impact of the Dodd-Frank Act on the financial services industry as a whole and on the Company's business, results of operations, and financial condition. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits and place limitations on certain revenues those deposits may generate. The Dodd-Frank Act includes provisions that, among other things:

•
Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau ("CFPB"), responsible for implementing, examining and enforcing compliance with federal consumer financial protection laws;

•
Create the Financial Stability Oversight Council that will recommend to the FRB increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity;

•
Adopt significant new regulatory requirements in connection with mortgage lending including more extensive disclosures, new escrow account and appraisal requirements, limitations on broker compensation practices, provisions requiring lenders to offer terms that reasonably reflect the consumer's ability to repay the loan, prohibitions on mandatory arbitration provisions and an expansion of the category of loans considered to be "high cost" and therefore subject to additional regulatory requirements.

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

The SEC and stock exchanges have implemented most of these requirements through rulemakings. As a smaller reporting company, the Company qualified for delayed applicability of some of the new corporate governance requirements, such as the Say-on-Pay provisions, which became effective for larger companies in 2011 and which are effective for the Company in 2013.

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

The sum of Tier 1, Tier 2 and Tier 3 Capital, less investments in unconsolidated subsidiaries, represents qualifying “Total Capital,” at least 50% of which must consist of Tier 1 Capital. Risk based capital ratios are calculated by dividing Tier 1 Capital and Total Capital by risk weighted assets. Assets and off-balance-sheet exposures are assigned to one of four categories or risk weights, based primarily on relative credit risk. The minimum Tier 1 Capital Ratio is 4% and the minimum Total Capital Ratio is 8%. The Leverage Ratio is determined by dividing Tier 1 Capital by adjusted average total assets. Although the minimum Leverage Ratio is 3%, most banking organizations (including the Company) are required to maintain Leverage Ratios of at least 4%. A financial institution's failure to meet minimum regulatory capital standards can lead to other penalties, including termination of deposit insurance or appointment of a conservator or receiver for the financial institution. Risk based capital ratios are the primary measure of regulatory capital presently applicable to bank holding companies. Risk based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure and to minimize disincentives for holding liquid assets.

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

FRB policy provides that banking organizations generally, and, in particular, those that are experiencing rapid internal growth or actively making acquisitions, will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets, such as goodwill. Furthermore, the capital guidelines indicate that the FRB will continue to consider a “Tangible Tier 1 Leverage Ratio” in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is calculated by dividing a banking organization's Tier 1 Capital less all intangible assets by its total consolidated quarterly average assets less all intangible assets. The FRB's capital adequacy guidelines generally provide that bank holding companies with a ratio of intangible assets to tangible Tier 1 Capital in excess of 25% will be subject to close scrutiny for certain purposes, including the FRB's evaluation of acquisition proposals. The Company has $3.7million of intangibles in its capital base at December 31, 2012 resulting from the acquisition of the three New Hampshire branches in May 2011. The Company calculates its Tangible Tier 1 Leverage Ratio as of December 31, 2012 to be 7.6%.

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

In 2011, the members of the Basel Committee on Banking Supervision adopted new global capital adequacy standards, known as Basel III. These standards provide for higher capital requirements, enhanced risk coverage, a global leverage ratio, liquidity standards and a provision for counter-cyclical capital. During 2012, the federal banking agencies issued three joint proposed rules (the “Proposed Capital Rules”) that were intended to implement the Basel III capital standards for U.S. banking institutions and establish the minimum capital levels for banks and bank holding companies. The Proposed Capital Rules establish a minimum common equity Tier 1 capital ratio of 6.5% of risk-weighted assets for a “well capitalized” institution and increase the minimum total Tier 1 capital ratio for a “well capitalized” institution from 6% to 8%. Additionally, the Proposed Capital Rules require an institution to establish a capital conservation buffer of common equity Tier 1 capital in an amount equal to 2.5% of total risk weight assets above the 6.5% minimum risk-based capital requirement. The Proposed Capital Rules revise certain other capital definitions and, generally, impose more stringent capital requirements. Further, the Proposed Capital Rules increase the required capital for certain categories of assets, including higher-risk residential mortgages, higher-risk construction real estate loans and certain exposures related to securitizations. Under the Proposed Capital Rules, the amount of capital held against residential mortgages is based upon the loan-to-value ratio of the mortgage. Additionally, the Proposed Capital Rules remove the filter for accumulated other comprehensive income in the current capital rules which currently prevents unrealized gains and losses from being included in the calculation of the institution's capital. This change would result in the need for additional capital to be held against unrealized gains and losses on “available for sale” securities, hedges and any adjustments to the funded status of defined benefit plans, which could result in increased volatility in the amount of required capital. As noted above, the Proposed Capital Rules also eliminate the treatment of trust preferred securities as Tier 1 capital over a ten-year period.

The financial services industry, members of Congress and state regulatory agencies provided extensive comments on the Proposed Capital Rules to the federal banking agencies. In response to such commentary, the federal banking agencies extended the deadline for the Proposed Capital Rules to go into effect and indicated that a final rule would be issued in 2013. Likewise, in March 2013 the Basel Committee on Banking Supervision announced it would evaluate its Basel III regulatory capital framework in light of similar criticisms.The final capital rules may differ significantly in substance or in scope from the Proposed Capital Rules. Accordingly, the Company is not yet in a position to determine the effect of Basel III and the Proposed Capital Rules on its capital requirements and ratios.

At December 31, 2012, the Company's consolidated Tier I and Total Risk Based Capital Ratios were 11.7% and 13.0% respectively, and its Leverage Capital Ratio was 7.6%, and it is considered well capitalized under the current regulatory guidelines. As of December 31, 2012, our capital ratios were more than sufficient to satisfy those anticipated increases resulting from the proposed Basel III Capital Framework. However, an increase in the amount of capital that the Company or Union must maintain in order to support a given level of assets would reduce the amount of leverage that our capital could support and increased volatility could be problematic. Our ability to increase our level of interest earning assets or to allocate those assets in the best manner to generate interest income may be adversely affected.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective federal banking agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An “undercapitalized” bank must develop a capital restoration plan and its parent holding company must guarantee that bank's compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the bank's assets at the time it became undercapitalized or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors. In addition, FDICIA requires the various federal banking agencies to prescribe certain noncapital standards for safety and soundness related generally to operations and management, asset quality and executive compensation, and permits regulatory action against a financial institution that does not meet such standards.

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

At December 31, 2012, Union's Tier 1 and Total Risk Based Capital Ratios were 11.7% and 12.9%, respectively, its Leverage Capital Ratio was 7.6% and it was considered well capitalized under the Prompt Corrective Action capital standards. Union is not aware of any development since December 31, 2012 that would change its regulatory capital category.

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

FDICIA also contains a variety of other provisions that may affect Union's operations, including reporting requirements, regulatory guidelines for real estate lending, “truth in savings” disclosure provisions, and the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch. At January 1, 2012 Union's total assets exceeded $500 million, which requires Union to comply with §112 of FDICIA beginning in 2012. The requirements include additional annual reporting to the FDIC, FRB, and DFR regarding preparation of the annual financial statements, the internal control structure for financial reporting and compliance with certain designated banking laws, as well as increased responsibilities for the Company's external auditor and audit committee.

Community Reinvestment Act. Union is subject to the federal CRA, which requires banks to demonstrate their commitment to serving the credit needs of low and moderate income residents of their communities. Union participates in a variety of direct and indirect lending programs and other investments for the benefit of low and moderate income residents in its local communities. The FDIC conducts examinations of insured banks' compliance with CRA requirements and rates institutions as "Outstanding," "Satisfactory," "Needs to Improve," and "Substantial NonCompliance." Failure of an institution to receive at least a "Satisfactory" CRA rating could adversely affect its ability to undertake certain activities, such as branching and acquisitions of other financial institutions, which require regulatory approval based, in part, on the institution's record of CRA compliance. In addition, failure of a bank subsidiary to receive at least a "Satisfactory" rating would disqualify a bank holding company from eligibility to become or remain a financial holding company under the GLB Act. (See "Financial Modernization" above.) At its 2010 CRA compliance examination by the FDIC, Union again received a rating of “Outstanding.”

Home Mortgage Disclosure Act (“HMDA”). HMDA makes information available to the public that helps to show whether financial institutions are serving the housing credit needs of their neighborhoods and communities. The Act requires institutions to gather and compile data about loan applications for home purchase, home improvement and refinances where the new loan are secured by a dwelling. The Dodd-Frank Act requires additional information be gathered and compiled but new regulations have not yet been promulgated. The information must be compiled each calendar year on a Loan/Application Register, sent to the FDIC by March 1st of the following year and made available to the public no later than March 31st. The Federal Financial Institutions Examinations Council prepares and sends to each reporting institution a series of tables that comprise the disclosure statement for the institution. HMDA applies to financial institutions that have their main office or any branch in a Metropolitan Statistical Area ("MSA"). Union is subject to HMDA as it has branch offices within the Burlington, Vermont MSA.

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

The Company's commercial loan portfolio currently exceeds both concentration indicators designated by the federal banking agencies Management reviews its concentrations quarterly and annually prepares a more in depth assessment and strategy to manage commercial real estate concentrations which is shared with the Board of Directors

Deposit Insurance. As a member of the FDIC, the deposits of Union are permanently insured under the Deposit Insurance Fund (“DIF”) maintained by the FDIC up to $250,000 per ownership category. Noninterest bearing transaction and IOLTA accounts had temporary unlimited FDIC insurance coverage until December 31, 2012.

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

In April 2011, the FDIC insurance assessment base was changed from average total deposits to average total assets minus average tangible equity and resulted in lower assessments for community banking institutions such as Union. The FDIC has the discretion to price deposit insurance according to risk for all insured institutions regardless of the level of their reserve ratio so future costs to the Company are undeterminable.

For the year ended December 31, 2012, the Bank's total FDIC insurance assessment expense was $351 thousand compared to $376 thousand for the year ended December 31, 2011. The decrease in expense was attributable to improvement in factors and ratios utilized in the assessment calculations as well as the change in the assessment base.

Brokered Deposits. FDICIA restricts the ability of an FDIC insured bank to accept brokered deposits unless it is a well capitalized institution under FDICIA's prompt corrective action guidelines. Union accepts brokered time and money market deposits through its membership with the Promontory Interfinancial Network in CDARS and ICS, respectively.

Consumer Protection Laws. In connection with its lending activities, Union is subject to a variety of federal and state laws designed to protect borrowers and to promote lending to various sectors of the economy and population. In addition to the provisions of the CRA and the HMDA (both discussed above), Union is subject to, among other laws, the federal Real Estate Settlement Procedures Act, the federal Truth in Lending Act, the federal Fair Housing Act, the Biggert-Waters Flood Insurance Reform Act, the federal Home Ownership Equity Protection Act, the federal and Vermont Equal Credit Opportunity Acts, the federal Bankruptcy Abuse Prevention and Consumer Protection Act, and the federal and Vermont Fair Credit Reporting Acts. The Bank is also subject to laws and regulations to protect consumers in connection with their deposit or electronic transactions. These laws, including the Truth in Savings, the Electronic Funds Transfer and the Expedited Funds Availability Acts, contain provisions mandating uniform disclosures to depositors with respect to rates of interest, fees, electronic funds transfers and other terms of consumer deposit accounts, and requiring banks to disclose their policy on the availability of deposited funds. Union must comply with applicable provisions of all the consumer protection laws and regulations as part of its ongoing customer relations. DFR has the authority to enforce directly certain of these federal statutes.

Union is subject to the provisions of Title V of the GLB Act, which requires it to annually notify consumer customers of its information collection and sharing practices and restricts those practices in certain respects. In addition, Union is subject to similar but more restrictive requirements of the DFR. Generally those Vermont requirements prohibit the disclosure of consumer information to nonaffiliated third parties without the express written consent of the consumer, except for disclosures permitted under specified regulatory exceptions.

In connection with its New Hampshire branches, Union is subject to certain consumer protection laws of New Hampshire and to limited oversight by the New Hampshire Commissioner of Banks.

The CFPB established in late 2010 pursuant to the Dodd-Frank Act has the responsibility for making rules and regulations under the federal consumer protection laws relating to financial products and services. The CFPB also has a broad mandate to prohibit unfair or deceptive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. The CFPB may lead to conflicting regulatory guidance for community banks versus banks with assets in excess of $10 billion and increase regulatory costs and burdens.

Bank Secrecy Act. Union is subject to federal laws establishing record keeping, customer identification and reporting requirements pertaining to large cash transactions, sales of travelers checks and other monetary instruments and the international transfer of cash or monetary instruments. Provisions designed to help combat international terrorism, were added to the Bank Secrecy Act by the 2001 USA Patriot Act. These provisions require banks to avoid establishing or maintaining correspondent accounts of foreign off-shore banks and banks in jurisdictions that have been found to fall significantly below international anti-money laundering standards. U.S. banks are also prohibited from opening correspondent accounts for off-shore shell banks, defined as banks that have no physical presence and that are not part of a regulated and recognized banking company. The USA Patriot Act requires all financial institutions to adopt an anti-money laundering program and to establish due diligence policies, procedures and controls that are reasonably designed to detect and report instances of money laundering in United States private banking accounts and correspondent accounts maintained for non-U.S. persons or their representatives.

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

Sarbanes-Oxley Act of 2002 ("SOX" Act). This far reaching federal legislation was generally intended to protect investors by strengthening corporate governance and improving the accuracy and reliability of corporate disclosures made pursuant to federal securities laws. The SOX Act is applicable to the Company, which is a "smaller reporting company," in the following ways:

•	a prohibition on personal loans made or arranged by the issuer to its directors and executive officers (except for loans made by a bank subject to Regulation O);

•	independence requirements for audit committee members;

•	corporate governance requirements;

•	independence requirements for company auditors that restrict nonaudit services that accountants may provide to their audit clients;

•	enhanced disclosure requirements pertaining to corporate operations and internal controls;

•	certification of financial statements and internal controls on reports on Forms 10-K and 10-Q by the chief executive officer and the chief financial officer;

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

Taxing Authorities. The Company and Union are subject to income taxes at the Federal level and are individually subject to state taxation based on the laws of each state in which they operate. The Company and Union file a consolidated federal tax return with a calendar year end. The Company and Union have filed separate tax returns for each state jurisdiction affected for 2011 and will do the same for 2012. No tax return is currently being examined or audited by any taxing authority that the Company is aware of. The taxing authorities also regulate the information reporting requirements that Union is subject to which continue to increase and require resources to comply with.

Recent Regulatory Initiatives. In recent years, regulators have increased their focus on the regulation of financial institutions. Full implementation of the Dodd-Frank Act will require adoption of many new rules over the coming years that could substantially intensify the regulation of financial institutions. That act and any other such initiatives may change banking statutes and the operating environment of the Company and the Bank in substantial and unpredictable ways. It is not clear at this time what impact the various regulatory, liquidity and funding initiatives of the FRB, the FDIC, and other agencies that have been previously announced or that may be initiated in the future, will have on the Company and the U.S. and global financial markets. A change in statutes, regulations or regulatory policies applicable to the Company or the Bank could have a material effect on the financial condition, results of operations or business of the Company and the Bank.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

As of December 31, 2012, Union operated 13 community banking locations in Lamoille, Caledonia and Franklin counties of Vermont, four in Grafton and Coos counties of New Hampshire and a loan center in South Burlington, Vermont. In addition as of such date, Union also operated 29 ATMs in northern Vermont and five in New Hampshire. Union owns, free of encumbrances, fourteen of its branch locations and its operations center and leases three branch locations, the loan center and certain ATM premises from third parties under terms and conditions considered by management to be favorable to Union. Union also owns or leases certain properties contiguous to its branch locations for staff and customer parking convenience.

A decision was reached in late 2012 to close the Green Mountain Mall branch in St. Johnsbury, Vermont. Customers will continue to be served at one of the other three branches located in proximity to the Green Mountain Mall location. The branch staff will be reassigned to another local office when the branch closes April 5, 2013 and the lease on the office will terminate June 30, 2013.

Additional information relating to the Company's properties as of December 31, 2012, is set forth in Note 8 to the consolidated financial statements contained in Exhibit 13.1 to this report, and incorporated herein by reference.

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
PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price, Dividends and Repurchases: For information regarding the market for the Company's stock, trading prices, dividends and number of record holders, please refer to the inside cover of the Company's 2012 Annual Report to Shareholders, contained in Exhibit 13.1 to this report, which information is incorporated herein by reference.

Union Bankshares, Inc. is listed on the NASDAQ Global Select Market under the trading symbol “UNB”.

The following table reflects all repurchases by the Company of its common stock during the fourth quarter of 2012:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 2012	—	—	—	2,500
November 2012	—	—	—	2,500
December 2012	1,123	$19.85	—	—

(1) All purchases were made pursuant to a discretionary stock repurchase program adopted in 2010, and most recently reauthorized in December 2012, pursuant to which the Company may repurchase up to 2,500 shares of its common stock each quarter, with no carry over from quarter to quarter of the unused portion of the authorization. Purchases may be made in the open market or negotiated transactions. As of December 31, 2012 the Company had repurchased 6,827 shares under this program since its inception in 2010 for a total cost of $126 thousand since inception.

Equity Compensation Plans: During the quarter ended December 31, 2012, no incentive stock options previously granted pursuant to either of the Company's Incentive Stock Option Plans were exercised. There were options with respect to 6,000 shares granted during the quarter. There were options with respect to 500 shares that lapsed during the quarter ended December 31, 2012 leaving options with respect to 11,800 shares granted earlier in 2012 or in prior years outstanding at December 31, 2012, of which options with respect to 5,800 shares were exercisable at December 31, 2012. Participation in the 2008 Incentive Stock Option Plan (“Plan”) is limited to those senior officers of the Company or its subsidiary (currently three active participants) selected by the Board of Directors in its discretion. The exercise price of all options granted under the Plan represents the fair market value of the shares on the date of grant. Shares issuable to Plan participants upon exercise of incentive stock options have not been registered with the Securities and Exchange Commission. Such shares are restricted securities, issued under statutory exemptions available under the Securities Act of 1933, including Section 4(2) thereof, for offers and sales not involving a public offering.

The following table summarizes certain information regarding equity compensation under the Company's 2008 Incentive Stock Option Plan, the only equity compensation plan of the Company:

Equity Compensation Plan Information as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders

2008 Incentive Stock Option Plan	11,800	$19.36	31,000

Equity compensation plans not approved by security holders	—	—	—

Total	11,800	$19.36	31,000

The Company normally pays regular quarterly cash dividends in February, May, August and November of each year. The Company has occasionally declared a special cash or stock dividend. Dividends have generally been managed in line with long-term trends in earnings per share results and conservative earnings projections, while sufficient profits are retained to support capital strength anticipated business growth, fund strategic investments and provide continued support for the Company's deposit taking and lending activities. Dividends paid by Union are the primary source of funds available to the Company for payment of dividends to its shareholders. Union is subject to certain requirements imposed by state and federal banking laws and regulations. These requirements, among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by Union to the Company. Future dividends are subject to the discretion of the Company's Board of Directors, cash needs, general business conditions, dividends from Union, and applicable governmental regulations and policies.

Five Year Performance Graph: Not applicable as the Company meets the qualification requirements for smaller reporting companies.

Item 6.     Selected Financial Data

Not applicable as the Company meets the qualification requirements for smaller reporting companies

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Please refer to pages 64 to 108 of the Company's 2012 Annual Report to Stockholders section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations”, contained in Exhibit 13.1 to this report, which information is incorporated herein by reference

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Please refer to pages 98 to 108 of the Company's 2012 Annual Report to Shareholders section entitled “Other Financial Considerations”, contained in Exhibit 13.1 to this report, which information is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

Pursuant to regulatory relief available to smaller reporting companies the Company has elected to present audited statements of income, cash flows, comprehensive income, and changes in stockholders' equity for each of the preceding two rather than three, fiscal years.

The consolidated balance sheets of Union Bankshares, Inc. as of December 31, 2012 and 2011 and the related consolidated statements of income, changes in stockholders' equity, comprehensive income, and cash flows for each of the years in the two year period ended December 31, 2012, together with related notes and the report of Berry Dunn McNeil & Parker, LLC, independent registered public accounting firm, with respect to the financial statements for the years ended December 31, 2012 and 2011 all as contained on pages 12 to 63 of the Company's 2012 Annual Report to Shareholders, contained in Exhibit 13.1 to this report, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company's chief executive officer and chief financial officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2012. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.

Management's Report on Internal Control Over Financial Reporting. The Company's management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f). The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, the Company's management concluded that, as of December 31, 2012, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Item 9B. Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information from the Company's Proxy Statement for the 2013 Annual Meeting of Shareholders is hereby incorporated by reference:

Listing of the names, ages, principal occupations, business experience and specific qualifications of the directors under the caption “PROPOSAL I: TO ELECT DIRECTORS”.

Listing of the names, ages, titles and business experience of the executive officers and named executives under the caption “EXECUTIVE OFFICERS” and, with respect to the named executive officers who are also directors, under the caption "PROPOSAL I: TO ELECT DIRECTORS".

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

Item 11. Executive Compensation

The following information from the Company's Proxy Statement for the 2013 Annual Meeting of Shareholders is hereby incorporated by reference:

Information regarding compensation of directors under the caption “PROPOSAL I: TO ELECT DIRECTORS - Directors' Compensation”.

Information regarding executive officer and named executive compensation and benefit plans under the captions - “EXECUTIVE COMPENSATION” and "COMPENSATION COMMITTEE REPORT".

Information regarding management interlocks and certain transactions under the caption “PROPOSAL I: TO ELECT DIRECTORS - Compensation Committee Interlocks and Insider Participation”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following information from the Company's Proxy Statement for the 2013 Annual Meeting of Shareholders is hereby incorporated by reference:

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

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

The following information from the Company's Proxy Statement for the 2013 Annual Meeting of Shareholders is hereby incorporated by reference:

Information regarding transactions with management and directors under the caption “PROPOSAL I: TO ELECT DIRECTORS - Transactions with Management and Directors”.

Item 14. Principal Accountant Fees and Services

The following information from the Company's Proxy Statement for the 2013 Annual Meeting of Shareholders is hereby incorporated by reference:

Information on fees paid to the Independent Auditors set forth under the caption “PROPOSAL 4: RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS - Fees Paid to Independent Auditors”.

Description of Audit Committee pre-approval guidelines set forth under the caption “PROPOSAL 4: RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS - Fees Paid to Independent Auditors”.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Documents Filed as Part of this Report:

(1)	The following consolidated financial statements, contained in the 2012 Annual Report to Shareholders, portions of which are filed as Exhibit 13.1 to this report, are incorporated herein by reference:

1)	Report of Independent Registered Public Accounting Firm

2)	Consolidated Balance Sheets at December 31, 2012 and 2011

3)	Consolidated Statements of Income for the years ended December 31, 2012 and 2011

4)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2012 and 2011

5)	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2012 and 2011

6)	Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011

7)	Notes to the Consolidated Financial Statements

(2)	Financial Statement schedules have been omitted because they are not applicable or the required information is shown in the consolidated Financial Statements or Notes thereto.

(3)	The following exhibits are either filed herewith as part of this report, or are incorporated herein by reference:

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

10.3	Union Bankshares, Inc. Executive Nonqualified Excess Plan, previously filed with the Commission as Exhibit 10.4 to the Company's 2006 Form 10-K and incorporated herein by reference.*
10.4
First Amendment to the Union Bankshares, Inc. Executive Nonqualified Excess Plan, previously filed with the Commission as Exhibit 10.5 to the Company's 2008 Form 10-K and incorporated herein by reference.*

10.5	2008 Incentive Stock Option Plan of Union Bankshares Inc. and Subsidiary, previously filed on April 10, 2008 with the Commission as Exhibit 10.1 to Form 8-K.*
10.6	Short Term Incentive Performance Plan, previously filed with the Commission on February 9, 2012 as Exhibit 10.1 to Form 8-K.*
13.1
The following specifically designated portions of the Union Bankshares, Inc. 2012 Annual Report to Shareholders have been incorporated by reference in this Report on Form 10-K, is filed herewith: pages 12 to 108.

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
101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) the audited consolidated balance sheets, (ii) the audited consolidated statements of income for the years ended December 31, 2012 and 2011, (iii) the audited consolidated statements of comprehensive income, (iv) the audited consolidated statement of changes in stockholders' equity, (v) the audited consolidated statements of cash flows and (vi) related notes.***

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of March 29, 2013.

Union Bankshares, Inc.

By:	/s/ David S. Silverman	By:	/s/ Marsha A. Mongeon
	David S. Silverman		Marsha A. Mongeon
	Chief Executive Officer and President		Treasurer and Chief Financial/Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 29, 2013.

Name	Title
/s/ David S. Silverman	Director, Chief Executive Officer and President
David S. Silverman	(Principal Executive Officer)

/s/ Marsha A. Mongeon	Treasurer and Chief Financial Officer
Marsha A. Mongeon	(Principal Financial/Accounting Officer)

/s/ Kenneth D. Gibbons	Director, Chairman of the Board
Kenneth D. Gibbons

/s/ Cynthia D. Borck	Director
Cynthia D. Borck

/s/ Steven J. Bourgeois	Director
Steven J. Bourgeois

/s/ Timothy W. Sargent	Director
Timothy W. Sargent

/s/ John H. Steel	Director
John H. Steel

/s/ Schuyler W. Sweet	Director
Schuyler W. Sweet

/s/ Cornelius J. Van Dyke	Director
Cornelius J. Van Dyke

EXHIBIT INDEX *

13.1	Union Bankshares, Inc. 2012 Annual Report to Shareholders.

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) the audited consolidated balance sheets, (ii) the audited consolidated statements of income for the years ended December 31, 2012 and 2011, (iii) the audited consolidated statements of comprehensive income, (iv) the audited consolidated statements of changes in stockholders' equity, (v) the audited consolidated statements of cash flows and (vi) related notes.***

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