Form 10-Q
period 2013-03-31
UNION BANKSHARES INC
filed 2013-05-14
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2013

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ]      No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 1, 2013:

Common Stock, $2 par value	4,456,956 shares

UNION BANKSHARES, INC.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets	(Dollars in thousands)
Cash and due from banks	$4,127	$5,023
Federal funds sold and overnight deposits	25,159	41,487
Cash and cash equivalents	29,286	46,510
Interest bearing deposits in banks	22,275	21,922
Investment securities available-for-sale	27,022	20,630
Investment securities held-to-maturity (fair value $7.9 million and $5.5 million at March 31, 2013 and December 31, 2012, respectively)	7,993	5,496
Loans held for sale	10,828	11,014
Loans	438,985	444,145
Allowance for loan losses	(4,714)	(4,657)
Net deferred loan costs	154	139
Net loans	434,425	439,627
Accrued interest receivable	1,813	1,539
Premises and equipment, net	10,304	10,289
Core deposit intangible	1,395	1,438
Goodwill	2,223	2,223
Investment in real estate limited partnerships	3,636	3,809
Company-owned life insurance	3,291	3,267
Other assets	8,247	9,492
Total assets	$562,738	$577,256
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$80,300	$83,715
Interest bearing	266,649	273,505
Time	149,291	152,773
Total deposits	496,240	509,993
Borrowed funds	14,532	15,747
Liability for defined benefit pension plan	2,773	2,753
Accrued interest and other liabilities	3,540	3,717
Total liabilities	517,085	532,210
Commitments and Contingencies
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,924,986 shares issued at March 31, 2013 and 4,923,986 shares issued at December 31, 2012	9,850	9,848
Additional paid-in capital	316	295
Retained earnings	41,395	40,772
Treasury stock at cost; 468,580 shares at March 31, 2013 and 467,905 shares at December 31, 2012	(3,872)	(3,859)
Accumulated other comprehensive loss	(2,036)	(2,010)
Total stockholders' equity	45,653	45,046
Total liabilities and stockholders' equity	$562,738	$577,256
See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 1

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands except per share data)
Interest and dividend income
Interest and fees on loans	$5,668	$5,810
Interest on debt securities:
Taxable	110	199
Tax exempt	70	88
Dividends	16	18
Interest on federal funds sold and overnight deposits	13	4
Interest on interest bearing deposits in banks	60	77
Total interest and dividend income	5,937	6,196
Interest expense
Interest on deposits	518	660
Interest on borrowed funds	130	250
Total interest expense	648	910
Net interest income	5,289	5,286
Provision for loan losses	60	180
Net interest income after provision for loan losses	5,229	5,106
Noninterest income
Trust income	163	147
Service fees	1,189	1,175
Net gains on sales of investment securities available-for-sale	3	42
Net gains on sales of loans held for sale	667	473
Other income	134	66
Total noninterest income	2,156	1,903
Noninterest expenses
Salaries and wages	2,157	2,234
Pension and employee benefits	683	1,058
Occupancy expense, net	331	344
Equipment expense	426	345
Other expenses	1,582	1,560
Total noninterest expenses	5,179	5,541
Income before provision for income taxes	2,206	1,468
Provision for income taxes	469	241
Net income	$1,737	$1,227
Earnings per common share	$0.39	$0.28
Weighted average number of common shares outstanding	4,455,822	4,457,081
Dividends per common share	$0.25	$0.25

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 2

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Net income	$1,737	$1,227
Other comprehensive income (loss), net of tax:
Investment securities available-for-sale:
Net unrealized holding gains (losses) arising during the period on investment securities available-for-sale	9	(38)
Reclassification adjustments for net gains on investment securities available-for-sale realized in net income	(2)	(28)
Total	7	(66)
Defined benefit pension plan:
Net actuarial (loss) gain arising during the period	(26)	26
Reclassification adjustment for amortization of net actuarial (gain) loss realized in net income	(7)	90
Reclassification adjustment for amortization of prior service cost realized in net income	—	1
Total	(33)	117
Total other comprehensive (loss) income	(26)	51
Total comprehensive income	$1,711	$1,278

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 3

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Three Months Ended March 31, 2013 and 2012 (Unaudited)

	Common Stock
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total stockholders’ equity
	(Dollars in thousands except per share data)
Balances, December 31, 2012	4,456,081	$9,848	$295	$40,772	$(3,859)	$(2,010)	$45,046
Net income	—	—	—	1,737	—	—	1,737
Other comprehensive loss	—	—	—	—	—	(26)	(26)
Cash dividends declared ($0.25 per share)	—	—	—	(1,114)	—	—	(1,114)
Stock based compensation expense	—	—	3	—	—	—	3
Exercise of stock options	1,000	2	18	—	—	—	20
Purchase of treasury stock	(675)	—	—	—	(13)	—	(13)
Balances, March 31, 2013	4,456,406	$9,850	$316	$41,395	$(3,872)	$(2,036)	$45,653
Balances, December 31, 2011	4,457,204	$9,847	$276	$38,385	$(3,823)	$(4,346)	$40,339
Net income	—	—	—	1,227	—	—	1,227
Other comprehensive income	—	—	—	—	—	51	51
Cash dividends declared ($0.25 per share)	—	—	—	(1,114)	—	—	(1,114)
Stock based compensation expense	—	—	4	—	—	—	4
Purchase of treasury stock	(700)	—	—	—	(13)	—	(13)
Balances, March 31, 2012	4,456,504	$9,847	$280	$38,498	$(3,836)	$(4,295)	$40,494

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 4

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income	$1,737	$1,227
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	239	200
Provision for loan losses	60	180
Deferred income tax provision (benefit)	141	(156)
Net amortization of investment securities	12	26
Equity in losses of limited partnerships	172	158
Stock based compensation expense	3	4
Net (increase) decrease in unamortized loan costs	(15)	26
Proceeds from sales of loans held for sale	34,345	22,865
Origination of loans held for sale	(33,492)	(29,588)
Net gains on sales of loans held for sale	(667)	(473)
Net loss on disposals of premises and equipment	—	1
Net gains on sales of investment securities available-for-sale	(3)	(42)
Write-downs of impaired assets	11	11
Net losses on sales of other real estate owned	5	6
Increase in accrued interest receivable	(274)	(76)
Amortization of core deposit intangible	43	43
Decrease in other assets	536	366
(Decrease) increase in other liabilities	(206)	322
Net cash provided by (used in) operating activities	2,647	(4,900)
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	1,787	1,836
Purchases	(2,140)	(1,298)
Investment securities held-to-maturity
Proceeds from maturities, calls and paydowns	500	1,000
Purchases	(2,996)	—
Investment securities available-for-sale
Proceeds from sales	510	789
Proceeds from maturities, calls and paydowns	1,636	2,718
Purchases	(8,539)	(3,834)
Redemption of nonmarketable stock	176	121
Net decrease (increase) in loans	5,146	(1,180)
Recoveries of loans charged off	11	10
Purchases of premises and equipment	(254)	(1,406)
Investments in limited partnerships	—	(486)
Proceeds from sales of other real estate owned	367	32
Net cash used in investing activities	(3,796)	(1,698)

Union Bankshares, Inc. Page 5

Cash Flows From Financing Activities
Repayment of long-term debt	(179)	(483)
Net decrease in short-term borrowings outstanding	(1,036)	(1,251)
Net decrease in noninterest bearing deposits	(3,415)	(1,145)
Net (decrease) increase in interest bearing deposits	(6,856)	10,254
Net decrease in time deposits	(3,482)	(4,538)
Issuance of common stock	20	—
Purchase of treasury stock	(13)	(13)
Dividends paid	(1,114)	(1,114)
Net cash (used in) provided by financing activities	(16,075)	1,710
Net decrease in cash and cash equivalents	(17,224)	(4,888)
Cash and cash equivalents
Beginning of period	46,510	24,381
End of period	$29,286	$19,493
Supplemental Disclosures of Cash Flow Information
Interest paid	$581	$818
Income taxes paid	$50	$75

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 6

UNION BANKSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Union Bankshares, Inc. and Subsidiary (the Company) as of March 31, 2013, and for the three months ended March 31, 2013 and 2012, have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information, general practices within the banking industry, and the accounting policies described in the Company’s Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein, have been made. This information should be read in conjunction with the Company’s 2012 Annual Report to Shareholders and 2012 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2013, or any other interim period.

Certain amounts in the 2012 consolidated financial statements have been reclassified to conform to the 2013 presentation.

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

Note 4. Recent Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.”  This ASU amends the scope of FASB ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which requires additional disclosure regarding offsetting of assets and liabilities to enable users of financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position. The provisions of the ASUs were effective for annual and interim reporting periods beginning on or after January 1, 2013. As the ASUs address financial statement disclosures only, their adoption effective January 1, 2013 did not impact the Company's consolidated financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income to be in a single location in the financial statements. The Company's disclosures of the components of accumulated other comprehensive income are disclosed in its Consolidated Statements of Comprehensive Income. For the three months ended March 31, 2013, the items requiring reclassification out of accumulated other comprehensive income are disclosed in Note 10. The new guidance became effective for all interim and annual periods beginning January 1, 2013. Since this ASU addresses financial statement disclosures only, the adoption of this guidance effective January 1, 2013 did not have an impact on the Company's consolidated financial position or results of operations.

Note 5. Goodwill and Other Intangible Assets
As a result of the acquisition of three New Hampshire branches in May 2011, the Company recorded goodwill amounting to $2.2 million. The goodwill is not amortizable. Goodwill is evaluated for impairment annually, in accordance with current authoritative guidance. Management assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the Company, in total, is less than its carrying amount. Management is not aware of any such events or circumstances that would cause it to conclude that the fair value of the Company is less than its carrying amount.

Union Bankshares, Inc. Page 7

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

Amortization expense for the core deposit intangible was $43 thousand for the three months ended March 31, 2013 and 2012. The amortization expense is included in other noninterest expense on the consolidated statement of income and is deductible for tax purposes. As of March 31, 2013, the remaining amortization expense related to the core deposit intangible, absent any future impairment, is expected to be as follows:

(Dollars in thousands)
2013	$128
2014	171
2015	171
2016	171
2017	171
Thereafter	583
Total	$1,395

Note 6. Investment Securities
Investment securities as of the balance sheet dates consisted of the following:

March 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$10,498	$19	$(31)	$10,486
Agency mortgage-backed	1,702	32	—	1,734
State and political subdivisions	9,796	664	(6)	10,454
Corporate	3,305	18	(47)	3,276
Total debt securities	25,301	733	(84)	25,950
Marketable equity securities	746	137	(5)	878
Mutual funds	194	—	—	194
Total	$26,241	$870	$(89)	$27,022
Held-to-maturity
U.S. Government-sponsored enterprises	$7,993	$11	$(71)	$7,933

Union Bankshares, Inc. Page 8

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$4,500	$22	$(3)	$4,519
Agency mortgage-backed	1,343	36	—	1,379
State and political subdivisions	9,803	664	(5)	10,462
Corporate	3,294	28	(22)	3,300
Total debt securities	18,940	750	(30)	19,660
Marketable equity securities	746	66	(15)	797
Mutual funds	173	—	—	173
Total	$19,859	$816	$(45)	$20,630
Held-to-maturity
U.S. Government-sponsored enterprises	$5,496	$3	$(22)	$5,477

Proceeds from the sale of securities available-for-sale were $510 thousand and $789 thousand for the three month periods ended March 31, 2013 and March 31, 2012, respectively. Gross realized gains from the sale of securities available-for-sale were $3 thousand and $42 thousand for the three month periods ended March 31, 2013 and March 31, 2012, respectively. There were no gross realized losses for the three month periods ended March 31, 2013 and March 31, 2012. The specific identification method is used to determine realized gains and losses on sales of securities available-for-sale.

The amortized cost and estimated fair value of debt securities by contractual scheduled maturity as of March 31, 2013 were as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Available-for-sale
Due in one year or less	$190	$193
Due from one to five years	2,854	2,916
Due from five to ten years	8,404	8,597
Due after ten years	12,151	12,510
	23,599	24,216
Agency mortgage-backed securities	1,702	1,734
Total debt securities available-for-sale	$25,301	$25,950
Held-to-maturity
Due from one to five years	$996	$999
Due from five to ten years	2,000	2,003
Due after ten years	4,997	4,931
Total debt securities held-to-maturity	$7,993	$7,933

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

Union Bankshares, Inc. Page 9

Information pertaining to all investment securities with gross unrealized losses as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

March 31, 2013	Less Than 12 Months		12 Months and over		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Debt securities:
U.S. Government-sponsored enterprises	$8,395	$(102)	$—	$—	$8,395	$(102)
State and political subdivisions	599	(6)	—	—	599	(6)
Corporate	2,752	(47)	—	—	2,752	(47)
Total debt securities	11,746	(155)	—	—	11,746	(155)
Marketable equity securities	—	—	44	(5)	44	(5)
Total	$11,746	$(155)	$44	$(5)	$11,790	$(160)

December 31, 2012	Less Than 12 Months		12 Months and over		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Debt securities:
U.S. Government-sponsored enterprises	$4,472	$(25)	$—	$—	$4,472	$(25)
State and political subdivisions	345	(5)	—	—	345	(5)
Corporate	2,266	(22)	—	—	2,266	(22)
Total debt securities	7,083	(52)	—	—	7,083	(52)
Marketable equity securities	91	(7)	42	(8)	133	(15)
Total	$7,174	$(59)	$42	$(8)	$7,216	$(67)
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

Union Bankshares, Inc. Page 10

At March 31, 2013, held-to-maturity and available-for-sale securities, consisting of nine U.S. Government-sponsored enterprise securities, two tax-exempt municipal securities, six corporate bonds, and two marketable equity securities, had aggregate unrealized losses of $160 thousand. The two marketable equity securities had continuous unrealized losses for longer than twelve months. The Company has the ability to hold such securities for the foreseeable future. No declines were deemed by management to be other-than-temporary at March 31, 2013.

Investment securities with a carrying amount of $5.5 million and $6.7 million at March 31, 2013 and December 31, 2012, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

Note 7.  Loans

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their unpaid principal balances, adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.
Loan interest income is accrued daily on outstanding balances. The following accounting policies, related to accrual and nonaccrual loans, apply to all portfolio segments and loan classes. The Company considers its portfolio segments and loan classes to be the same. The accrual of interest is normally discontinued when a loan is specifically determined to be impaired and/or management believes, after considering collection efforts and other factors, that the borrower's financial condition is such that collection of interest is doubtful. Normally, any unpaid interest previously accrued on those loans is reversed against current period interest income. A loan may be restored to accrual status when its financial status has significantly improved and there is no principal or interest past due. A loan may also be restored to accrual status if the borrower makes six consecutive monthly payments or the lump sum equivalent. Income on nonaccrual loans is generally not recognized unless a loan is returned to accrual status or after all principal has been collected. Interest income generally is not recognized on impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are generally applied as a reduction of the loan principal balance. Delinquency status is determined based on contractual terms for all portfolio segments and loan classes. Loans past due 30 days or more are considered delinquent.
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

The following table summarizes activity in the accretable loan premium component for the acquired loan portfolio:

	For The Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$454	$491
Loan premium amortization	(20)	(23)
Balance at end of period	$434	$468

Loan premium amortization has been charged to Interest and fees on loans on the Company's statements of income for the periods reported. The remaining accretable loan premium component balance was $434 thousand at March 31, 2013 and $454 thousand at December 31, 2012. The balance of the nonaccretable credit risk component was $296 thousand at March 31, 2013 and December 31, 2012. The net carrying amounts of the acquired loans were $22.0 million and $22.9 million at March 31, 2013 and December 31, 2012, respectively, and are included in the loan balances below.

Union Bankshares, Inc. Page 11

The composition of Net loans as of the balance sheet dates was as follows:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Residential real estate	$156,799	$154,938
Construction real estate	27,773	36,018
Commercial real estate	197,999	197,240
Commercial	20,051	21,463
Consumer	5,654	6,065
Municipal	30,709	28,421
Gross loans	438,985	444,145
Allowance for loan losses	(4,714)	(4,657)
Net deferred loan costs	154	139
Net loans	$434,425	$439,627

Residential real estate loans aggregating $13.7 million and $11.4 million at March 31, 2013 and December 31, 2012, respectively, were pledged as collateral on deposits of municipalities. Qualified residential first mortgage loans held by Union may be pledged as collateral for borrowings from the Federal Home Loan Bank (FHLB) of Boston under a blanket lien.

A summary of current, past due and nonaccrual loans as of the balance sheet dates follows:

March 31, 2013	Current	30-59 Days	60-89 Days	90 Days and Over and accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$150,552	$3,880	$587	$90	$1,690	$156,799
Construction real estate	27,725	6	—	—	42	27,773
Commercial real estate	196,800	804	—	—	395	197,999
Commercial	19,336	260	384	—	71	20,051
Consumer	5,591	18	—	11	34	5,654
Municipal	30,709	—	—	—	—	30,709
Total	$430,713	$4,968	$971	$101	$2,232	$438,985

December 31, 2012	Current	30-59 Days	60-89 Days	90 Days and Over and accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$148,479	$2,573	$1,274	$296	$2,316	$154,938
Construction real estate	35,944	24	6	—	44	36,018
Commercial real estate	193,079	2,943	812	—	406	197,240
Commercial	20,541	811	39	—	72	21,463
Consumer	6,012	31	10	11	1	6,065
Municipal	28,421	—	—	—	—	28,421
Total	$432,476	$6,382	$2,141	$307	$2,839	$444,145

Aggregate interest on nonaccrual loans not recognized was $1.1 million and $977 thousand as of March 31, 2013 and 2012, respectively, and $1.0 million as of December 31, 2012.

Union Bankshares, Inc. Page 12

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

The allowance for loan losses is maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio as of the balance sheet date. The amount of the allowance is based on management's periodic evaluation of the collectability of the loan portfolio, including the nature, volume and risk characteristics of the portfolio, credit concentrations, trends in historical loss experience, estimated value of any underlying collateral, specific impaired loans and economic conditions. There has been no change to the methodology used to estimate the allowance for loan losses. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions or other relevant factors.

In addition, various regulatory agencies, as an integral part of their examination process, regularly review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses, with a corresponding charge to earnings, based on their judgments about information available to them at the time of their examination, which may not be currently available to management.

The allowance consists of specific, general and unallocated components. The specific component relates to the loans that are classified as impaired. Loans are evaluated for impairment and may be classified as impaired when management believes it is probable that the Company will not collect all the contractual interest and principal payments as scheduled in the loan agreement. Impaired loans may also include troubled loans that are restructured. A troubled debt restructuring occurs when the Company, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that would otherwise not be granted. Troubled debt restructuring may include the transfer of assets to the Company in partial satisfaction of a troubled loan, a modification of a loan's terms (such as reduction of stated interest rates below market rates, extension of maturity that does not conform to the Company's policies, reduction of face amount of the loan, reduction of accrued interest, or reduction or deferment of loan payments ), or a combination. A specific reserve amount is allocated to the allowance for individual loans that have been classified as impaired based on management's estimate of the fair value of the collateral for collateral dependent loans, an observable market price, or the present value of anticipated future cash flows. The Company accounts for the change in present value attributable to the passage of time in the loan loss reserve. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer, real estate or small balance commercial loans for impairment evaluation, unless such loans are subject to a restructuring agreement or have been identified as impaired as part of a larger customer relationship.

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

Union Bankshares, Inc. Page 13

downturn in the economy as evidenced by a general slowdown in business or increased vacancy rates which, in turn, could have an effect on the credit quality of this segment. Management requests business financial statements at least annually and monitors the cash flows of these loans.

•
Commercial - Loans in this segment are made to businesses and are generally secured by nonreal estate assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer or business spending, could have an effect on the credit quality of this segment.

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
Changes in the Allowance for loan losses, by class of loans, for the three months ended March 31, 2013 and 2012 were as follows:

For The Three Months Ended March 31, 2013	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2012	$1,291	$456	$2,532	$159	$39	$30	$150	$4,657
Provision (credit) for loan losses	(1)	(86)	190	15	(7)	2	(53)	60
Recoveries of amounts charged off	1	3	—	1	6	—	—	11
	1,291	373	2,722	175	38	32	97	4,728
Amounts charged off	(10)	—	—	—	(4)	—	—	(14)
Balance, March 31, 2013	$1,281	$373	$2,722	$175	$34	$32	$97	$4,714

For The Three Months Ended March 31, 2012	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2011	$1,250	$367	$2,278	$232	$60	$21	$18	$4,226
Provision for loan losses	10	11	127	13	—	6	13	180
Recoveries of amounts charged off	—	3	—	3	4	—	—	10
	1,260	381	2,405	248	64	27	31	4,416
Amounts charged off	—	—	—	—	(10)	—	—	(10)
Balance, March 31, 2012	$1,260	$381	$2,405	$248	$54	$27	$31	$4,406

Union Bankshares, Inc. Page 14

The allocation of the Allowance for loan losses, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates was as follows:

March 31, 2013	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$63	$23	$57	$3	$—	$—	$—	$146
Collectively evaluated for impairment	1,218	350	2,665	172	34	32	97	4,568
Total allocated	$1,281	$373	$2,722	$175	$34	$32	$97	$4,714

December 31, 2012	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$49	$18	$53	$—	$—	$—	$—	$120
Collectively evaluated for impairment	1,242	438	2,479	159	39	30	150	4,537
Total allocated	$1,291	$456	$2,532	$159	$39	$30	$150	$4,657

The recorded investment in loans, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates was as follows:

March 31, 2013	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$752	$142	$3,397	$122	$—	$—	$4,413
Collectively evaluated for impairment	147,544	27,624	182,283	19,477	5,448	30,201	412,577
	148,296	27,766	185,680	19,599	5,448	30,201	416,990
Acquired loans	8,503	7	12,319	452	206	508	21,995
Total	$156,799	$27,773	$197,999	$20,051	$5,654	$30,709	$438,985

December 31, 2012	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$703	$145	$3,427	$127	$—	$—	$4,402
Collectively evaluated for impairment	144,921	35,866	181,406	20,851	5,846	27,913	416,803
	145,624	36,011	184,833	20,978	5,846	27,913	421,205
Acquired loans	9,314	7	12,407	485	219	508	22,940
Total	$154,938	$36,018	$197,240	$21,463	$6,065	$28,421	$444,145

Risk and collateral ratings are assigned to loans and are subject to ongoing monitoring by lending and credit personnel with such ratings updated annually or more frequently if warranted. The following is an overview of the Company's loan rating system:

1-3 Rating - Pass
Risk-rating grades "1" through "3" comprise those loans ranging from those with lower than average credit risk, defined as borrowers with high liquidity, excellent financial condition, strong management, favorable industry trends or loans secured by highly liquid assets, through those with marginal credit risk, defined as borrowers that, while creditworthy, exhibit some characteristics requiring special attention by the account officer.

Union Bankshares, Inc. Page 15

4/M Rating - Satisfactory/Monitor
Borrowers exhibit potential credit weaknesses or downward trends warranting management's attention. While potentially weak, these borrowers are currently marginally acceptable; no loss of principal or interest is envisioned. When warranted, these credits may be monitored on the watch list.

5-7 Rating - Substandard
Borrowers exhibit well defined weaknesses that jeopardize the orderly liquidation of debt. The loan may be inadequately protected by the net worth and paying capacity of the obligor and/or the underlying collateral is inadequate.

The following tables summarize the loan ratings applied to the Company's loans by class as of the balance sheet dates:

March 31, 2013	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$134,490	$24,695	$126,950	$16,712	$5,310	$30,201	$338,358
Satisfactory/Monitor	11,042	2,782	49,074	2,418	123	—	65,439
Substandard	2,764	289	9,656	469	15	—	13,193
Total	148,296	27,766	185,680	19,599	5,448	30,201	416,990
Acquired loans	8,503	7	12,319	452	206	508	21,995
Total	$156,799	$27,773	$197,999	$20,051	$5,654	$30,709	$438,985

December 31, 2012	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$134,737	$30,115	$130,956	$18,258	$5,722	$27,913	$347,701
Satisfactory/Monitor	7,749	5,751	46,174	2,476	102	—	62,252
Substandard	3,138	145	7,703	244	22	—	11,252
Total	145,624	36,011	184,833	20,978	5,846	27,913	421,205
Acquired loans	9,314	7	12,407	485	219	508	22,940
Total	$154,938	$36,018	$197,240	$21,463	$6,065	$28,421	$444,145

Acquired loans are risk rated, as appropriate, according to the Company's loan rating system, but such ratings are not taken into account in establishing the allowance for loan losses. Rather, in accordance with applicable accounting principles, acquired loans are initially recorded at fair value, determined based upon an estimate of the amount and timing of both principal and interest cash flows expected to be collected and discounted using a market interest rate, which includes an estimate of future credit losses expected to be incurred over the life of the portfolio. The primary credit quality indicator for acquired loans is whether there has been a decrease in expected cash flows. Monitoring of this portfolio is ongoing to determine if there is evidence of deterioration in credit quality since acquisition. As of March 31, 2013, there was no allowance for loan losses for acquired loans.

Union Bankshares, Inc. Page 16

The following table provides information with respect to impaired loans by class of loan as of and for the three months ended March 31, 2013:

	As of March 31, 2013			For The Three Months Ended March 31, 2013
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With an allowance recorded:
Residential real estate	$409	$418	$63
Construction real estate	142	148	23
Commercial real estate	2,362	2,397	57
Commercial	122	122	3
	3,035	3,085	146
With no allowance recorded:
Residential real estate	343	489	—
Commercial real estate	1,035	1,122	—
	1,378	1,611	—
Total:
Residential real estate	752	907	63	$728	$4
Construction real estate	142	148	23	143	1
Commercial real estate	3,397	3,519	57	3,412	29
Commercial	122	122	3	125	2
Total	$4,413	$4,696	$146	$4,408	$36
____________________

(1)	Does not reflect government guaranties on impaired loans as of March 31, 2013 totaling $761 thousand.

The following table provides information with respect to impaired loans by class of loan as of and for the three months ended March 31, 2012:

	As of March 31, 2012			For The Three Months Ended March 31, 2012
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Total:
Residential real estate	$406	$419	$22	$412	$—
Commercial real estate	2,091	2,306	9	2,158	46
Total	$2,497	$2,725	$31	$2,570	$46
____________________

(1)	Does not reflect government guaranties on impaired loans as of March 31, 2012 totaling $110 thousand.

Union Bankshares, Inc. Page 17

The following table provides information with respect to impaired loans as of December 31, 2012:

	December 31, 2012
	Recorded Investment (1)	Principal Balance (1)	Related Allowance
	(Dollars in thousands)
With an allowance recorded:
Residential real estate	$354	$360	$49
Construction real estate	145	150	18
Commercial real estate	2,380	2,411	53
	2,879	2,921	120
With no allowance recorded:
Residential real estate	349	491	—
Commercial real estate	1,047	1,133	—
Commercial	127	127	—
	1,523	1,751	—

Total:
Residential real estate	703	851	49
Construction real estate	145	150	18
Commercial real estate	3,427	3,544	53
Commercial	127	127	—
Total	$4,402	$4,672	$120
____________________

(1)	Does not reflect government guaranties on impaired loans as of December 31, 2012 totaling $770 thousand.

Troubled debt restructured loans as of March 31, 2013 by class of loan include two commercial real estate, two construction real estate, and three residential real estate loans totaling $830 thousand. The March 31, 2012 troubled debt restructured loans included one commercial real estate and three residential real estate loans totaling $2.2 million. One residential real estate loan was a troubled debt restructured loan at both periods. The other March 31, 2012 troubled debt restructured loans had followed the terms of the restructure for an acceptable period and were no longer classified as troubled debt restructured as of March 31, 2013, however the loans continue to be classified as impaired. The troubled debt restructured loans at March 31, 2013 and 2012 represent loan modifications in which a concession was provided to the borrower, such as due date extensions, maturity date extensions, interest rate reductions, protective advances or the forgiveness of accrued interest. Troubled loans, that are restructured and meet established thresholds, are classified as impaired and a specific reserve amount is allocated to the allowance on the basis of the fair value of the collateral for collateral dependent loans, an observable market price, or the present value of anticipated future cash flows.

There was no new troubled debt restructuring activity during the three months ended March 31, 2013 or March 31, 2012. There were no troubled debt restructured loans modified within the previous twelve months that had subsequently defaulted during the three month periods ended March 31, 2013 and March 31, 2012. Troubled debt restructured loans are considered defaulted at 90 days past due.

At March 31, 2013 and December 31, 2012, the Company was not committed to lend any additional funds to borrowers whose loans were nonperforming, impaired or restructured.

Union Bankshares, Inc. Page 18

Note 9. Defined Benefit Pension Plan

Union Bank, the Company’s sole subsidiary, sponsors a noncontributory defined benefit pension plan covering all eligible employees employed prior to October 5, 2012. On October 5, 2012, the Company closed The Union Bank Pension Plan ('Plan') to new participants and froze the accrual of retirement benefits for current participants. It is Union's current intent to continue to maintain the frozen Plan and related Trust and to distribute benefits to participants at such time and in such manner as provided under the terms of the Plan. The Company will continue to recognize pension expense and cash funding obligations for the remaining life of the associated liability for the frozen benefits under the Plan. The Plan provides defined benefits based on years of service and final average salary prior to October 5, 2012.

Net periodic pension benefit cost for the three months ended March 31 consisted of the following components:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Service cost	$—	$256
Interest cost on projected benefit obligation	175	222
Expected return on plan assets	(252)	(237)
Amortization of prior service cost	—	2
Amortization of net loss	47	147
Net periodic benefit (credit) cost	$(30)	$390

Note 10. Other Comprehensive Income (Loss)

Accounting principles generally require recognized revenue, expenses, gains and losses be included in net income or loss. Certain changes in assets and liabilities, such as the after tax effect of unrealized gains and losses on investment securities available-for-sale that are not other than temporarily impaired and the unfunded liability for the defined benefit pension plan, are not reflected in the consolidated statement of income. The cumulative effect of such items, net of tax effect, is reported as a separate component of the equity section of the balance sheet (Accumulated other comprehensive income or loss). Other comprehensive income or loss, along with net income, comprises the Company's total comprehensive income or loss.

As of the balance sheet dates, the components of Accumulated other comprehensive loss, net of tax, were:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Net unrealized gain on investment securities available-for-sale	$515	$508
Defined benefit pension plan:
Net unrealized actuarial loss	(2,551)	(2,518)
Total	$(2,036)	$(2,010)

Union Bankshares, Inc. Page 19

The following table discloses the tax effects allocated to each component of other comprehensive income for the three months ended March 31:

	Three Months Ended
	March 31, 2013			March 31, 2012
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
	(Dollars in thousands)
Investment securities available-for-sale:
Net unrealized holding gains (losses) arising during the period on investment securities available-for-sale	$14	$(5)	$9	$(57)	$19	$(38)
Reclassification adjustment for net gains on investment securities available-for-sale realized in net income	(3)	1	(2)	(42)	14	(28)
Total	11	(4)	7	(99)	33	(66)
Defined benefit pension plan:
Net actuarial (loss) gain arising during the period	(39)	13	(26)	39	(13)	26
Reclassification adjustment for amortization of net actuarial (gain) loss realized in net income	(10)	3	(7)	136	(46)	90
Reclassification adjustment for amortization of prior service cost realized in net income	—	—	—	2	(1)	1
Total	(49)	16	(33)	177	(60)	117
Total other comprehensive (loss) income	$(38)	$12	$(26)	$78	$(27)	$51

The following table discloses information concerning the reclassification adjustments from other comprehensive income for the three months ended March 31:

	Three Months Ended
	March 31, 2013	March 31, 2012
Reclassification Adjustment Description	Reclassification Adjustment	Reclassification Adjustment	Affected Line Item in Statements of Income

Investment securities available-for-sale:
Net gains on investment securities available-for-sale	$(3)	$(42)	Net gains on sales of investment securities available-for-sale
Tax benefit	1	14	Provision for income taxes
	(2)	(28)	Net income
Defined benefit pension plan:
Net actuarial (gain) loss	(10)	136	Pension and employee benefits
Prior service cost	—	2	Pension and employee benefits
	(10)	138	Income before provision for income taxes
Tax benefit (expense)	3	(47)	Provision for income taxes
	(7)	91	Net income
Total reclassifications	$(9)	$63	Net income

Union Bankshares, Inc. Page 20

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

The following is a description of the valuation methodologies used for the Company’s assets that are measured on a recurring basis at estimated fair value:

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

Union Bankshares, Inc. Page 21

Assets measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
March 31, 2013:
Investment securities available-for-sale (market approach)
Debt securities:
U.S. Government-sponsored enterprises	$10,486	$—	$10,486	$—
Agency mortgage-backed	1,734	—	1,734	—
State and political subdivisions	10,454	—	10,454	—
Corporate	3,276	1,988	1,288	—
Total debt securities	25,950	1,988	23,962	—
Marketable equity securities	878	878	—	—
Mutual funds	194	194	—	—
Total	$27,022	$3,060	$23,962	$—

December 31, 2012:
Investment securities available-for-sale (market approach)
Debt securities:
U.S. Government-sponsored enterprises	$4,519	$—	$4,519	$—
Agency mortgage-backed	1,379	—	1,379	—
State and political subdivisions	10,462	—	10,462	—
Corporate	3,300	2,529	771	—
Total debt securities	19,660	2,529	17,131	—
Marketable equity securities	797	797	—	—
Mutual funds	173	173	—	—
Total	$20,630	$3,499	$17,131	$—

There were no significant transfers in or out of Levels 1 and 2 for the three months ended March 31, 2013. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as impaired loans, investment securities held-to-maturity and other real estate owned, were not significant at March 31, 2013 or December 31, 2012. The Company has not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.

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

Loans: Fair values of loans are estimated for portfolios of loans with similar financial characteristics and segregated by loan class or segment. For variable-rate loan categories that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts adjusted for credit risk. The fair values for other loans (for example, fixed-rate residential, commercial real estate, and rental property mortgage loans as well as commercial and industrial loans) are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future cash flows, future expected loss experience and risk characteristics. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable. The fair value methods and assumptions that provide observable assumptions as defined by current accounting standards are classified as Level 2.

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

Borrowed funds: The fair values of the Company’s long-term debt are estimated using discounted cash flow analysis based on interest rates currently being offered on similar debt instruments, resulting in a Level 2 classification. The fair values of the Company’s short-term debt approximate the carrying amounts reported in the balance sheet, also resulting in a Level 1 classification.

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

Union Bankshares, Inc. Page 23

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	March 31, 2013
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$29,286	$29,286	$29,286	$—	$—
Interest bearing deposits in banks	22,275	22,090	—	22,090	—
Investment securities	35,015	34,955	3,060	31,895	—
Loans held for sale	10,828	10,983	—	10,983	—
Loans, net
Residential real estate	155,573	147,050	—	147,050	—
Construction real estate	27,410	33,607	—	33,607	—
Commercial real estate	195,249	191,045	—	191,045	—
Commercial	19,883	19,324	—	19,324	—
Consumer	5,622	5,730	—	5,730	—
Municipal	30,688	34,788	—	34,788	—
Accrued interest receivable	1,813	1,813	7	1,806	—
Nonmarketable equity securities	1,800	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$80,300	$80,300	$80,300	$—	$—
Interest bearing	266,649	266,651	—	266,651	—
Time	149,291	149,708	—	149,708	—
Borrowed funds
Short-term	2,953	2,953	2,953	—	—
Long-term	11,579	13,868	—	13,868	—
Accrued interest payable	368	368	—	368	—

Union Bankshares, Inc. Page 24

	December 31, 2012
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$46,510	$46,510	$46,510	$—	$—
Interest bearing deposits in banks	21,922	22,158	—	22,158	—
Investment securities	26,126	26,107	3,499	22,608	—
Loans held for sale	11,014	11,313	—	11,313	—
Loans, net
Residential real estate	153,696	146,216	—	146,216	—
Construction real estate	35,573	41,364	—	41,364	—
Commercial real estate	194,630	195,419	—	195,419	—
Commercial	21,297	20,676	—	20,676	—
Consumer	6,027	6,192	—	6,192	—
Municipal	28,404	32,649	—	32,649	—
Accrued interest receivable	1,539	1,539	15	1,524	—
Nonmarketable equity securities	1,976	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$83,715	$83,715	$83,715	$—	$—
Interest bearing	273,505	273,509	—	273,509	—
Time	152,773	153,565	—	153,565	—
Borrowed funds
Short-term	3,989	3,989	3,989	—	—
Long-term	11,758	14,272	—	14,272	—
Accrued interest payable	300	300	—	300	—
The carrying amounts in the preceding tables are included in the balance sheet under the applicable captions.

Note 12. Subsequent Events
Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with U.S. GAAP. Events occurring subsequent to March 31, 2013 have been evaluated as to their potential impact to the consolidated financial statements.

On April 17, 2013, the Company declared a $0.25 per share regular quarterly cash dividend payable May 9, 2013, to stockholders of record on April 27, 2013.

Union Bankshares, Inc. Page 25

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
GENERAL

The following discussion and analysis by management focuses on those factors that, in management's view, had a material effect on the financial position of Union Bankshares, Inc. (the Company) as of March 31, 2013 and December 31, 2012, and its results of operations for the three months ended March 31, 2013 and 2012. This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company's Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of the Company's management, the interim unaudited data reflects all adjustments, consisting only of normal recurring adjustments, and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim periods presented. Management is not aware of the occurrence of any events after March 31, 2013 which would materially affect the information presented.

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

Forward-looking statements reflect management's current expectations and are subject to uncertainties, both general and specific, and risk exists that actual results will differ from those predictions, forecasts, projections and other estimates contained in forward-looking statements. These risks cannot be readily quantified. When management uses any of the words “believes,” “expects,” “anticipates,” “intends,” "projects," “plans,” “seeks,” “estimates,” "targets," "goals," “may,” “could,” “would,” “should,” or similar expressions, they are making forward-looking statements. Many possible events or factors, including those beyond the control of management, could affect the future financial results and performance of the Company. This could cause results or performance to differ materially from those expressed in forward-looking statements. The possible events or factors that might affect the forward-looking statements include, but are not limited to, the listing in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 and the items added below in this report on Form 10-Q:

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

•
impact of regulatory changes to risk based capital calculations requiring changes to the mix of balance sheet assets in order to attain the desired capital ratios, might result in greater capital volatility due to the inclusion in regulatory capital of changes in other comprehensive income/loss. This might restrict dividends payable to shareholders, expansion of the Company or its products offered, or compensation paid to executives if desired capital ratios are not achieved;

•	proposed and final regulations issued by the Consumer Financial Protection Bureau that impact community banks resulting from changing industry standards and best practices;

•
continuing economic instability, resulting from elevated unemployment rates, higher taxation and/or regulatory burden, governmental budget issues, reform of entitlement programs and/or natural disasters; and

Union Bankshares, Inc. Page 26

•	the effect of federal and state health care reform efforts, including the federal Patient Protection and Affordable Care Act and Vermont's single-payer universal health care law.

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

RECENT DEVELOPMENTS

Data suggests economic activity has returned to expanding at a moderate pace after experiencing a slow down late in 2012. National unemployment rates continue to remain elevated even though there has been modest improvement in the labor markets. Household spending and business fixed investment saw continued improvement, and the housing sector strengthened. Inflation is somewhat below the Federal Open Market Committee's ("FOMC") estimates despite temporary fluctuations due to higher energy prices.

It appears that interest rates will continue at historic lows as the FOMC is likely to keep the target range for federal funds rate at 0-25 basis points in order to promote the ongoing economic recovery. The FOMC currently anticipates that economic conditions are likely to warrant exceptionally low levels for the target federal funds rate at least through mid-2015. The Federal Reserve continues to put downward pressure on longer-term interest rates by extending the duration of its treasury securities and continues to reinvest principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities.

In Vermont the statewide unemployment rate was 4.1% at March 31, 2013 and 5.1% at December 31, 2012, while in New Hampshire the unemployment rate remained at 5.7% for both periods. The Vermont percentage is the lowest the unemployment rate has been since January of 2008. Rates for both states compare favorably with the national rate of 7.6%. The number of business and consumer bankruptcy filings have declined for both Vermont and New Hampshire over the twelve month period ended March 31, 2013. New Hampshire has seen a modest increase in housing permits during the first three months of 2013 compared to the first three months of 2012 while Vermont permits remained flat over the same period.

In response to the earlier financial crisis affecting the banking and financial markets, the resulting recession and the changing political environment, many new laws, regulations and programs have been adopted that will or may impact the Company's future earnings and/or efficiency, many of which were referenced in our 2012 Annual Report on Form 10-K. Several of the laws, regulations, and programs mentioned in our 2012 Annual Report on Form 10-K were in the proposed status and have since become effective for the Company. The following are the most relevant:

•
Among the new regulations imposed by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd-Frank Act") are new residential mortgage provisions that mandate more extensive disclosures, require lenders to offer terms that reasonably reflect the consumers' ability to repay a loan, prohibit mandatory arbitration provisions, add new customer protections for high-cost mortgages and set escrow account and appraisal standards. Several final rules were issued during the first quarter of 2013 with effective dates within one year of issuance. Management is currently reviewing the final rules and will implement changes to our processes and related disclosures as deemed necessary.

•
The Basel III Capital Framework, if adopted as proposed, will increase minimum capital levels and add a new capital conservation buffer in the coming years. The Company's regulatory capital ratios continue to be over the proposed minimums. The Basel III proposal would also implement on a phased basis, a leverage ratio, a liquidity coverage ratio, a net stable funding ratio, and increased risk percentages on certain asset categories which will negatively impact the Company's risk based capital ratios. The Basel III proposal would also increase volatility in regulatory capital calculations by requiring that changes in other comprehensive income/loss be reflected in the calculation. Under the current proposal, the Company would be subject to most, but not all of the regulations proposed as some are only applicable to "large" or "complex" financial institutions. On November 9, 2012, the Federal Reserve and other federal banking regulators announced that in light of the volume of comments received and concerns expressed by many banks, including many community banks such as Union, the proposed January 1, 2013 effective date for final rules would be delayed. No final implementation date has yet been established.

•
Recently the Consumer Financial Protection Bureau finalized rules that govern how mortgage servicers communicate with consumers, offer loss mitigation and foreclosure avoidance options, and conduct the foreclosure

Union Bankshares, Inc. Page 27

process. These rules are promulgated under amendments to the Truth in Lending Act and the Real Estate Settlement Procedures Act adopted as part of the Dodd-Frank Act. These rules become effective January 18, 2014.

•
Continued implementation of new national and Vermont health care laws will impact individuals and businesses in the coming years and the effect of that impact on the Company and its customers cannot yet be quantified.

Nonbranch methods for customers to access their financial accounts continue to grow in importance and therefore Union will offer a mobile banking option to all customers starting in 2013. Other electronic alternatives will continue to be explored.

Union's Green Mountain Mall branch in St. Johnsbury, Vermont was closed on April 5, 2013. Customers will continue to be served at one of the other three branches located in proximity to the Green Mountain Mall location and account closures have been minimal since the closure was announced in January 2013. The branch staff has been reassigned to other local offices and the lease on the office will terminate June 30, 2013.

As previously reported in our 2012 Annual Report on Form 10-K, effective October 5, 2012, Union Bank's Pension Plan was closed to new participants and benefit accrual for participants was frozen. In light of that decision, Union amended its 401(k) plan effective January 1, 2013, to include “Safe Harbor” provisions requiring an annual nondiscretionary minimum contribution to the plan for all eligible plan participants in an amount equal to 3% of eligible earnings of each eligible plan participant.

The cost of doing business has continued to increase dramatically in this regulatory environment as the number and extent of new regulations and the speed with which they must be implemented require additional bank software purchases, greater reliance on service providers and additional staff. Also, the cost of mitigating long-term interest rate risk by selling loans to the secondary market continued to increase during 2013 and it is anticipated that this cost will continue to grow as the government sponsored entities continue to work through their own financial problems.

It is not completely clear at this time what impact current or future government sponsored programs, regulations, legislation, or the U.S. Government's sequester will have on the Company, its customers or the U.S. and global financial markets, but additional regulatory complexity and allocation of Company resources to deal with the impact are likely.

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

Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 for a more in-depth discussion of the Company's critical accounting policies. There have been no changes to the Company's critical accounting policies since the filing of that report.

Union Bankshares, Inc. Page 28

OVERVIEW

The Company's net income was $1.7 million for the quarter ended March 31, 2013 compared to $1.2 million for the quarter ended March 31, 2012, an increase of $510 thousand, or 41.6%. These results reflected the net effect of an increase in net interest income of $3 thousand, or 0.1%, an increase of $253 thousand, or 13.3%, in noninterest income, a decrease in noninterest expenses of $362 thousand, or 6.5% and a decrease in the provision for loan losses of $120 thousand, or 66.7%, partially offset by a $228 thousand, or 94.6%, increase in the provision for income taxes.

The Company continues to face a challenging low interest rate environment as the prime rate has remained unchanged at 3.25% since December 2008. Total interest income decreased by $259 thousand, or 4.2%, to $5.9 million for the first quarter of 2013, versus $6.2 million for the first quarter of 2012, while interest expense decreased $262 thousand, or 28.8% between periods, from $910 thousand for the first quarter of 2012 to $648 thousand for the first quarter of 2013. These changes in interest income and interest expense resulted in net interest income of $5.3 million for both the first quarters of 2013 and 2012. The continued static low prime rate or further drops in the prime rate and/or increases in competitors' deposit rates or market borrowing rates could be problematic for the Company if loans were to refinance to a lower rate or individual variable rate loan and investment instruments reprice downward at a faster rate than the downward repricing of funding costs. In addition, there is very little relative reduction that can be made in future periods from the deposit rates currently paid as it appears customers are staying in short-term time or nontime deposit accounts which are all currently paying an interest rate of less than one-half percent.

Noninterest income increased $253 thousand, or 13.3%, for the quarter due to several contributing factors, most of which was due to net gains on sales of loans held for sale, which increased $194 thousand, or 41.0%, from $473 thousand for the quarter ended March 31, 2012 to $667 thousand for the quarter ended March 31, 2013. The volume of residential loans sold to the secondary market increased from $22.4 million in the first quarter of 2012 to $33.7 million in the first quarter of 2013, an increase of $11.3 million, or 50.4%. The volume of sales was driven by the sustained low long-term mortgage rates, which continued to result in strong loan demand in our branches and the South Burlington loan production office. There was also an increase of $68 thousand, or 103.0%, in other income primarily due to an increase in income from mortgage servicing rights.

Salaries and wages were lower by $77 thousand, or 3.4%, for the first quarter of 2013 compared to the same period last year, due to staffing changes which was partially offset by increased commissions in the loan production office and normal annual salary increases. Pension and employee benefits were down $375 thousand, or 35.4%, mainly due to the October 5, 2012 freeze on the pension plan which stopped accrual of benefits and closed the plan to new participants. Equipment expenses increased $81 thousand, or 23.5%, due to the renewal of license and maintenance fees that were initially included in the original purchase cost of the related equipment and the accelerated depreciation on the telephone system that was replaced in the first quarter of 2013. Net occupancy expense decreased $13 thousand, or 3.8%, due to the March 31, 2012 purchase of the building housing a Littleton, New Hampshire branch resulting in a decrease in rental expense and an increase in rental income for the first quarter of 2013. Other noninterest expenses were up $22 thousand, or 1.4%, for the three months ended March 31, 2013.

The Company's effective tax rate increased to 21.3% for the three months ended March 31, 2013 from 16.4% for the same period in 2012, as taxable income before provision for income taxes increased. This increase was partially offset by positive impacts from both tax exempt income and tax credits from affordable housing partnership investments.

At March 31, 2013, the Company had total consolidated assets of $562.7 million, including gross loans and loans held for sale (total loans) of $449.8 million, deposits of $496.2 million, borrowed funds of $14.5 million and stockholders' equity of $45.7 million. The Company’s total assets decreased $14.5 million, or 2.5%, to $562.7 million at March 31, 2013, from $577.3 million at December 31, 2012. The decrease in total assets is due to the decrease in the loan portfolio resulting from a few large commercial real estate loan payoffs that have not been replaced and the reduction in deposits resulting in a decrease in cash and cash equivalents.

Net loans and loans held for sale decreased a total of $5.4 million, or 1.2%, to $445.3 million, or 79.1%, of total assets at March 31, 2013, compared to $450.6 million, or 78.1%, of total assets at December 31, 2012.

Deposits decreased $13.8 million, or 2.7%, to $496.2 million at March 31, 2013, from $510.0 million at December 31, 2012. The decrease in deposits is due primarily to seasonal fluctuations of municipal activity related to payments made to the school districts. These monies are expected to come back into the municipal deposit accounts during the second quarter of 2013 with the collection of real estate taxes.

Union Bankshares, Inc. Page 29

The Company's total capital increased from $45.0 million at December 31, 2012 to $45.7 million at March 31, 2013. The regulatory guidelines for the well capitalized capital category continue to be met with the total risk based capital ratio increasing to 13.23% at March 31, 2013 from 12.95% at December 31, 2012. The regulatory guideline for well capitalized is 10.0% and for minimum requirements is 8.0%.

The following unaudited per share information and key ratios depict several measurements of performance or financial condition for the three months ended March 31, 2013 and 2012, respectively:

	Three Months Ended or At March 31,
	2013	2012
Return on average assets (ROA) (1)	1.23%	0.90%
Return on average equity (1)	15.36%	12.16%
Net interest margin (1)(2)	4.16%	4.27%
Efficiency ratio (3)	68.13%	76.02%
Net interest spread (4)	4.05%	4.13%
Loan to deposit ratio	90.64%	91.54%
Allowance for loan losses to loans not held for sale (5)	1.07%	1.04%
Nonperforming assets to total assets (6)	0.53%	1.46%
Equity to assets	8.11%	7.29%
Total capital to risk weighted assets	13.23%	12.07%
Book value per share	$10.24	$9.09
Earnings per share	$0.39	$0.28
Dividends paid per share	$0.25	$0.25
Dividend payout ratio (7)	64.10%	89.29%
____________________

(1)	Annualized.

(2)	The ratio of tax equivalent net interest income to average earning assets. See page 31 for more information.

(3)
The ratio of noninterest expense ($5.2 million in 2013 and $5.5 million in 2012) to tax equivalent net interest income ($5.4 million in 2013 and $5.4 million in 2012) and noninterest income ($2.2 million in 2013 and $1.9 million in 2012) excluding securities gains ($3 thousand in 2013 and $42 thousand in 2012) for the three months ended March 31, 2013 and 2012, respectively.

(4)	The difference between the average rate earned on earning assets and the average rate paid on interest bearing liabilities. See page 31 for more information.

(5)
Calculation includes the net carrying amount of loans recorded at fair value from the branch acquisitions as of March 31, 2013 ($22.0 million) and March 31, 2012 ($27.1 million). Excluding such loans, the allowance for loan losses to loans not purchased and not held for sale was 1.13% at March 31, 2013 and 1.11% at March 31, 2012.

(6)	Nonperforming assets are loans or investment securities that are in nonaccrual or 90 or more days past due as well as Other Real Estate Owned ("OREO") or Other Assets Owned ("OAO").

(7)	Cash dividends declared and paid per share divided by consolidated net income per share.

RESULTS OF OPERATIONS

Net Interest Income. The largest component of the Company’s operating income is net interest income, which is the difference between interest and dividend income received from interest earning assets and the interest expense paid on interest bearing liabilities. The Company’s net interest income only increased $3 thousand, or 0.1%, and was $5.3 million for both the three months ended March 31, 2013 and March 31, 2012 despite an increase of $20.3 million, or 4.0% , in the volume of interest earning assets, while the volume of interest bearing liabilities grew $8.9 million, or 2.1%. The positive impact from the rise in volume of interest earning assets was substantially offset by the decrease in average yields earned in nearly all categories. The net interest spread decreased 8 basis points to 4.05% for the three months ended March 31, 2013, from 4.13% for the three months ended March 31, 2012. The decrease in the net interest spread reflected the combined effect of the 26 basis point drop in the average interest rate paid on interest bearing liabilities, from 0.86% for the three months ended March 31, 2012 to 0.60% for the three months ended March 31, 2013, which was more than offset by the 34 basis point drop in average yields earned on interest earning assets

Union Bankshares, Inc. Page 30

from 4.99% for the quarter ended March 31, 2012 to 4.65% for the quarter ended March 31, 2013. The net interest margin for the first quarter of 2013 decreased 11 basis points to 4.16% from 4.27% for the first quarter of 2012. The prolonged low rate environment continues to put pressure on the Company's net interest spread and margin.

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

	Three Months Ended March 31,
	2013			2012
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$27,879	$13	0.18%	$11,927	$4	0.13%
Interest bearing deposits in banks	22,647	60	1.08%	23,580	77	1.32%
Investment securities (1), (2)	29,263	194	3.12%	44,957	303	3.04%
Loans, net (1), (3)	449,565	5,668	5.23%	428,567	5,810	5.55%
Nonmarketable equity securities	1,937	2	0.37%	1,945	2	0.49%
Total interest earning assets (1)	531,291	5,937	4.65%	510,976	6,196	4.99%
Cash and due from banks	4,774			6,015
Premises and equipment	10,304			9,289
Other assets	19,700			22,139
Total assets	$566,069			$548,419
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$90,737	$21	0.09%	$80,241	$39	0.19%
Savings/money market accounts	178,018	90	0.21%	158,134	100	0.25%
Time deposits	149,089	407	1.11%	157,393	521	1.33%
Borrowed funds	16,704	130	3.12%	29,866	250	3.32%
Total interest bearing liabilities	434,548	648	0.60%	425,634	910	0.86%
Noninterest bearing deposits	80,821			73,324
Other liabilities	5,470			9,076
Total liabilities	520,839			508,034
Stockholders' equity	45,230			40,385
Total liabilities and stockholders’ equity	$566,069			$548,419
Net interest income		$5,289			$5,286
Net interest spread (1)			4.05%			4.13%
Net interest margin (1)			4.16%			4.27%
__________________

(1)	Average yields reported on a tax equivalent basis using a marginal tax rate of 34%.

(2)	Average balances of investment securities are calculated on the amortized cost basis and include nonaccrual securities, if applicable.

(3)	Includes loans held for sale as well as nonaccrual loans, unamortized costs and unamortized premiums and is net of the allowance for loan losses.

Union Bankshares, Inc. Page 31

Tax exempt interest income amounted to $349 thousand and $332 thousand for the three months ended March 31, 2013 and 2012, respectively. The following table presents the effect of tax exempt income on the calculation of net interest income, using a marginal tax rate of 34% for 2013 and 2012:

	For The Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Net interest income as presented	$5,289	$5,286
Effect of tax-exempt interest
Investment securities	34	39
Loans	125	103
Net interest income, tax equivalent	$5,448	$5,428

Rate/Volume Analysis. The following tables describe the extent to which changes in average interest rates (on a fully tax-equivalent basis) and changes in volume of average interest earning assets and interest bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to:

•	changes in volume (change in volume multiplied by prior rate);

•	changes in rate (change in rate multiplied by prior volume); and

•	total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012 Increase/(Decrease) Due to Change In
	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$8	$1	$9
Interest bearing deposits in banks	(3)	(14)	(17)
Investment securities	(120)	11	(109)
Loans, net	244	(386)	(142)
Total interest earning assets	$129	$(388)	$(259)
Interest bearing liabilities:
Interest bearing checking accounts	$4	$(22)	$(18)
Savings/money market accounts	10	(20)	(10)
Time deposits	(29)	(85)	(114)
Borrowed funds	(105)	(15)	(120)
Total interest bearing liabilities	$(120)	$(142)	$(262)
Net change in net interest income	$249	$(246)	$3

Three Months Ended March 31, 2013, Compared to Three Months Ended March 31, 2012.

Interest and Dividend Income. The Company’s interest and dividend income decreased to $5.9 million for the three months ended March 31, 2013 compared to $6.2 million for the same period last year, driven by the lower rates earned on loans, which is the largest component of interest earning assets and a decrease in volume of investment securities, despite an overall increase in average earning assets of $20.3 million, or 4.0%, to $531.3 million, from $511.0 million for the three months ended March 31, 2012 as the persistent low interest rate environment has resulted in lower yields earned on new earning assets or refinanced loans in the first quarter of 2013 versus 2012. Interest income on loans decreased $142 thousand, or 2.4%, to $5.7 million for the first quarter of 2013 versus $5.8 million for the 2012 comparison

Union Bankshares, Inc. Page 32

period, despite an increase of $21.0 million in average loan volume between periods. Average loans approximated $449.6 million at an average yield of 5.23% for the three months ended March 31, 2013, up $21.0 million, or 4.9%, from an average volume of $428.6 million at an average yield of 5.55% for the three months ended March 31, 2012. The positive impact of the increase in average total loan volume was offset by a 32 basis point decrease in average yield.
The Company has continued to manage interest rate risk by selling a major portion of the low rate qualified residential mortgages originated during 2013 to the secondary market and has benefited from the sale of these mortgages, with net gains of $667 thousand on residential real estate loan sales of $33.7 million for the quarter ended March 31, 2013, compared to net gains of $473 thousand on loan sales of $22.4 million during the same period last year.
The average balance of investments decreased $15.7 million, or 34.9%, to $29.3 million for the three months ended March 31, 2013, from $45.0 million for the three months ended March 31, 2012. The average balance invested in interest bearing deposits in banks for the quarter was $22.6 million, down $933 thousand, or 4.0%, from the average level of $23.6 million for the 2012 comparison period. The net aggregate decrease in investment securities and interest bearing deposits in banks was due mainly to the deleveraging transaction that occurred in December 2012 in which available-for-sale securities were sold to pay down FHLB of Boston borrowings. The average balance of federal funds sold and overnight deposits increased $16.0 million, or 133.7%, to $27.9 million for the three months ended March 31, 2013, from $11.9 million for the three months ended March 31, 2012. The decrease in average volume and the drop in yields resulted in interest income from average nonloan instruments decreasing by $117 thousand, or 30.3%, between periods, with $269 thousand in interest income earned for the first quarter of 2013 versus $386 thousand for the same period of 2012.

Interest Expense. The Company’s interest expense decreased $262 thousand, or 28.8%, to $648 thousand for the three months ended March 31, 2013, from $910 thousand for the three months ended March 31, 2012, despite an increase of $8.9 million in the average volume of interest bearing liabilities between periods. The decrease was primarily attributable to lower rates paid on all interest bearing deposits, reflecting the persistent low interest rate environment.

Interest expense on deposits decreased $142 thousand, or 21.5%, to $518 thousand for the quarter ended March 31, 2013, from $660 thousand for the quarter ended March 31, 2012, despite an increase in the average balance of interest bearing deposits. Although competition for deposits has remained strong, average interest bearing deposits for the quarter ended March 31, 2013 increased $22.1 million, or 5.6%, to $417.8 million, compared to average interest bearing deposits of $395.8 million for the same period last year. This increase reflects the overall growth in the franchise as well as the continued uncertainty surrounding the financial markets as customers retain cash in lieu of other less liquid investments. Average time deposits decreased to $149.1 million for the three months ended March 31, 2013, from $157.4 million for the three months ended March 31, 2012, a decrease of $8.3 million, or 5.3%. Time deposits have trended towards short duration or migrated to nontime deposits because of the low interest rate environment and the perceived customer desire to be in a position to redeploy funds should there be a rise in interest rates. The average rate paid on time deposits during the first quarter of 2013 decreased 22 basis points, to 1.11% from 1.33% for the first quarter of 2012. The average balances for savings and money market accounts increased $19.9 million, or 12.6%, to $178.0 million for the three months ended March 31, 2013, from $158.1 million for the three months ended March 31, 2012 as interest rates paid on large money market accounts was higher than the interest rates paid on short-term jumbo time deposits. The average rate paid on savings and money market deposits dropped from 0.25% to 0.21% during that same time frame. A $10.5 million, or 13.1%, increase in average interest bearing checking accounts brought the average balance up to $90.7 million from $80.2 million between the two comparison periods. The average rate paid on interest bearing checking accounts was 0.09% for the three months ended March 31, 2013, down from 0.19% for the three months ended March 31, 2012.

Interest expense on borrowed funds decreased $120 thousand, or 48.0%, to $130 thousand for the three months ended March 31, 2013, from $250 thousand for the three months ended March 31, 2012. Average borrowed funds decreased $13.2 million, or 44.1%, to $16.7 million for the three months ended March 31, 2013, compared to $29.9 million for the three months ended March 31, 2012. This decrease is mainly due to a decrease in average borrowings from the FHLB of Boston of $11.8 million, or 50.4% from $23.5 million for the first quarter of 2012 to $11.6 million for the first quarter of 2013 due to the deleveraging transaction that occurred in December 2012 in which the Company prepaid seven amortizing and bullet advances. In addition, average customer overnight collateralized repurchase sweeps decreased $1.2 million and the average of other interest bearing liabilities decreased $145 thousand. The average rate paid on borrowings decreased from 3.32% for the three months ended March 31, 2012 to 3.12% for the three months ended March 31, 2013, reflecting the effect of the December 2012 paydown on higher rate FHLB of Boston advances.

Union Bankshares, Inc. Page 33

Provision for Loan Losses. There was a $60 thousand loan loss provision for the quarter ended March 31, 2013 compared to a $180 thousand loan loss provision for the quarter ended March 31, 2012. The provision in the first quarter of 2013 was deemed appropriate by management in light of the combination of the decrease in nonperforming loans, the increase in substandard loans, the results of the qualitative factor review, the decrease in the total loan portfolio, the change in the mix of the portfolio and the outlook for future economic conditions. For further details, see FINANCIAL CONDITION Allowance for Loan Losses and Asset Quality below.

Noninterest Income. The following table sets forth changes from the first quarter of 2012 to the first quarter of 2013 for components of noninterest income:

	For The Three Months Ended March 31,
	2013	2012	$ Variance	% Variance
	(Dollars in thousands)
Trust income	$163	$147	$16	10.9
Service fees	1,189	1,175	14	1.2
Net gains on sales of loans held for sale	667	473	194	41.0
Other income	134	66	68	103.0
Subtotal	2,153	1,861	292	15.7
Net gains on sales of investment securities available-for-sale	3	42	(39)	(92.9)
Total noninterest income	$2,156	$1,903	$253	13.3

Noninterest income before gains on investment securities available-for-sale was $2.2 million, or 26.6%, of total income net of gains on investment securities available-for-sale for the three months ended March 31, 2013 compared to $1.9 million, or 23.1%, for the three months ended March 31, 2012. This increase between years reflects increased income in all noninterest income categories, with material changes described below:

Trust income. Trust income increased by $16 thousand, or 10.9%, between the three months ended March 31, 2013 and March 31, 2012 mainly due to $13 thousand of tax preparation fee income recognized in the first quarter of 2013 that was not recognized until the second quarter in 2012.

Service fees. Service fees increased $14 thousand, or 1.2%, between the first quarter of 2012 and the first quarter of 2013. The increase was due to the growth in debit card and ATM fees resulting from the growth in the volume of electronic transactions, which added $16 thousand to fees earned. In addition, loan servicing fees increased $20 thousand between periods due to the increased volume of residential mortgage loans serviced. These increases were partially offset by a decrease of $21 thousand of overdraft fee income on deposit accounts.

Net gains on sales of loans held for sale. As part of the Company's strategy to mitigate long-term interest rate risk, residential loans totaling $33.7 million were sold for a net gain of $667 thousand during the first quarter of 2013, versus residential loan sales of $22.4 million for a net gain of $473 thousand during the first quarter of 2012. The volume of loans sold increased $11.3 million, or 50.4%, between periods and the net gains rose 41.0%, reflecting the increased activity in the branches and the loan production office, improved margins on sales of loans and increased activity resulting from a more active real estate market and continuing low interest rates.

Other income. Other income increased $68 thousand, or 103.0%, resulting primarily from an increase of $69 thousand in income from mortgage servicing rights, net of amortization, due to more loans being sold with servicing retained in the first quarter of 2013 than in the first quarter of 2012.

Net gains on sales of investment securities available-for-sale. Sales of investment securities available-for-sale during the first quarter of 2013 resulted in a net gain of $3 thousand, compared to a net gain of $42 thousand on available-for-sale securities sold during the same period last year.

Union Bankshares, Inc. Page 34

Noninterest Expense. The following table sets forth changes from the first quarter of 2012 to the first quarter of 2013 for components of noninterest expense:

	For The Three Months Ended March 31,
	2013	2012	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$2,157	$2,234	$(77)	(3.4)
Pension and employee benefits	683	1,058	(375)	(35.4)
Occupancy expense, net	331	344	(13)	(3.8)
Equipment expense	426	345	81	23.5
Expenses of OREO and other assets owned, net	46	72	(26)	(36.1)
Vermont franchise tax	120	112	8	7.1
FDIC insurance assessment	79	103	(24)	(23.3)
Equity in losses of affordable housing investments	172	158	14	8.9
Other expenses	1,165	1,115	50	4.5
Total noninterest expense	$5,179	$5,541	$(362)	(6.5)
Salaries and wages. The $77 thousand decrease in 2013 over 2012 was due primarily to a reduction in senior management salaries in the first quarter of 2013 partially related to the Chief Executive Officer position that was in process of a retirement transition in the first quarter of 2012 and to the departure of the Managing Trust Officer in January 2013. This decrease was partially offset by increased commissions in the loan production office and normal annual salary increases.
Pension and employee benefits. Expense for the defined benefit pension plan for the first quarter of 2013 decreased $419 thousand, or 107.6%, compared to the first quarter of 2012 due to the October 5, 2012 freeze on the plan which stopped accrual of benefits and closed the plan to new participants. The 401K employer contribution expense increased $79 thousand, or 159.4%, to $129 thousand for the first quarter of 2013 compared to $50 thousand for the first quarter of 2012 related to the Safe Harbor contributions that became effective January 1, 2013 with the amendment of the 401K plan. The cost of the Company's medical plan decreased $23 thousand, or 7.0%, to $308 thousand for the first quarter of 2013 compared to $331 thousand for the first quarter of 2012 due to a decrease in premium levels with the change in insurance providers in 2013.
Occupancy expense, net. Occupancy expenses, other than net rental expense and insurance, increased between years due to the increased number of owned banking locations and the higher cost of operation in 2013; however, these increases were more than offset with a decrease in rental expense and an increase in rental income for the first quarter of 2013 compared to the first quarter of 2012 resulting from the March 31, 2012 purchase of the building housing a Littleton, New Hampshire branch.
Equipment expense. The increase between years is mainly due to the increase of $52 thousand, or 26.6%, in software licenses and maintenance contracts expense, from $194 thousand for the first quarter of 2012 to $246 thousand for the first quarter of 2013, and is primarily related to the renewal of license and maintenance fees that were initially included in the original purchase cost of the related equipment. Equipment depreciation also increased $31 thousand, or 21.7%, from $141 thousand for the first quarter of 2012 to $172 thousand for the first quarter of 2013, primarily due to the acceleration of depreciation on the telephone system that was replaced in the first quarter of 2013.
Expenses of OREO and other assets owned, net. Expenses for the first quarter of 2013 decreased in comparison to the first quarter of 2012 as the costs to maintain the properties held in 2013 were not as substantial as the costs in 2012.
FDIC insurance assessment. The decrease in assessment for the three months ended March 31, 2013 was due to a decrease in the assessment rate applied to the net asset base in the calculation of the first quarter of 2013 assessment compared to the assessment rate in effect for the first quarter of 2012. The decrease due to the assessment rate was partially offset by an increase in the net asset base.
Equity in losses of affordable housing investments. Union recorded new investments in limited partnerships in the third quarter of 2012, which has increased the expense for equity in losses for the first quarter of 2013 in comparison

Union Bankshares, Inc. Page 35

to the same period last year. The increased expenses are offset on an after tax basis by the increased tax credits recorded as a reduction of the provision for income taxes.
Other expenses. Expense related to utilization of ATM and debit cards was $12 thousand higher in the first quarter of 2013, reflecting higher utilization and growth in the deposit base. In addition, other costs of employment increased $22 thousand primarily related to the search for a senior commercial lender and professional fees increased $17 thousand primarily related to the increase in the information technology audit fee accrual. The 2013 results also include an increase of $23 thousand related to other loan costs associated primarily with the origination and sale of residential real estate loans. These increases were offset by a reduction in marketing costs of $17 thousand for the first quarter of 2013 compared to the same period last year. In addition, the first quarter of 2012 included $15 thousand in penalties on the early payoffs of a $268 thousand long-term FHLB of Boston advance while there was no such penalty in 2013.

Provision for Income Taxes. The Company has provided for current and deferred federal income taxes for the quarters ended March 31, 2013 and 2012. The Company's net provision for income taxes was $469 thousand for the three months ended March 31, 2013, compared to $241 thousand for the same period in 2012. The Company’s effective tax rate increased to 21.3% for the three months ended March 31, 2013, from 16.4% for the same period in 2012. Federal income taxes and the effective tax rate increased due to the increase in taxable income. However, the effect of that increase was partially mitigated by an increase in tax exempt interest income to $349 thousand for the first quarter of 2013 versus $332 thousand for the first quarter of 2012 and tax credits recorded from investments in affordable housing projects, which increased to $158 thousand for the first quarter of 2013 versus $141 thousand for the first quarter of 2012.

FINANCIAL CONDITION

At March 31, 2013, the Company had total consolidated assets of $562.7 million, including gross loans and loans held for sale (“total loans”) of $449.8 million, deposits of $496.2 million and stockholders' equity of $45.7 million. The Company’s total assets decreased $14.5 million, or 2.5%, to $562.7 million at March 31, 2013, from $577.3 million at December 31, 2012, but grew $7.3 million, or 1.3%, compared to March 31, 2012.

Net loans and loans held for sale decreased a total of $5.4 million, or 1.2%, to $445.3 million, or 79.1% of total assets at March 31, 2013, compared to $450.6 million, or 78.1% of total assets at December 31, 2012.

Deposits decreased $13.8 million, or 2.7%, to $496.2 million at March 31, 2013, from $510.0 million at December 31, 2012. Noninterest bearing deposits decreased $3.4 million, or 4.1%, from $83.7 million at December 31, 2012 to $80.3 million at March 31, 2013, interest bearing deposits decreased $6.9 million, or 2.5%, from $273.5 million at December 31, 2012 to $266.6 million at March 31, 2013, and time deposits decreased $3.5 million, or 2.3%, from $152.8 million at December 31, 2012, to $149.3 million at March 31, 2013. (See average balances and rates in the Yields Earned and Rates Paid table on pages 31.)

The continuing low interest rate environment and aggressive rate competition from in-market and out-of-market financial institutions makes deposit accounts increasingly hard to attract and retain. Deposit account relationships, particularly noninterest bearing deposits, are especially difficult to develop due to the customer's anticipated cost and inconvenience associated with new checks, debit cards, direct deposits and automated clearing house transaction charges.

Total borrowings decreased $1.2 million, or 7.7%, at March 31, 2013, from $15.7 million at December 31, 2012 to $14.5 million at March 31, 2013. There was a reduction in customer overnight collateralized repurchase sweeps of $1.0 million between December 31, 2012 and March 31, 2013. (See Borrowings on page 42.)

Total stockholders’ equity increased $607 thousand to $45.7 million at March 31, 2013 from $45.0 million at December 31, 2012. This increase primarily reflects net income of $1.7 million for the first three months of 2013 less regular cash dividends paid of $1.1 million. (See Capital Resources on page 46.)

Loans Held for Sale and Loan Portfolio. Total loans (including loans held for sale) decreased $5.3 million, or 1.2%, to $449.8 million, representing 79.9%, of assets at March 31, 2013 from $455.2 million, representing 78.8% of assets at December 31, 2012. The total loan portfolio at March 31, 2013 was up in dollars and percentage from $437.6 million, or 78.8% of assets at March 31, 2012. The Company’s loans consist primarily of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Real estate secured loans represented $393.4 million, or 87.5% of total loans at March 31, 2013 and $399.2 million, or 87.7% of total loans at December 31, 2012. Although competition for good loans is strong, especially in the commercial sector, the Company

Union Bankshares, Inc. Page 36

has been able to originate loans to both current and new customers while maintaining credit quality. The local economy has shown signs of improvement with the more seasonable winter season of 2012/2013 and management continues to be cautiously optimistic regarding future loan demand. However, increased inflation, interest rates, or unemployment could have a negative impact.

The composition of the Company's loan portfolio as of March 31, 2013 and December 31, 2012 was as follows:

	March 31, 2013		December 31, 2012
Loan Type	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$156,799	34.9	$154,938	34.0
Construction real estate	27,773	6.2	36,018	7.9
Commercial real estate	197,999	44.0	197,240	43.3
Commercial	20,051	4.4	21,463	4.7
Consumer	5,654	1.2	6,065	1.3
Municipal	30,709	6.9	28,421	6.3
Loans held for sale	10,828	2.4	11,014	2.5
Total loans	449,813	100.0	455,159	100.0
Add/(Deduct):
Allowance for loan losses	(4,714)		(4,657)
Unamortized net loan costs	154		139
Net loans and loans held for sale	$445,253		$450,641
The Company originates and sells qualified residential mortgages in various secondary market avenues, with a majority of sales made to the Federal Home Loan Mortgage Corporation (FHLMC/Freddie Mac). At March 31, 2013, the Company serviced a $416.6 million residential real estate mortgage portfolio, of which $10.8 million is held for sale and approximately $248.9 million is serviced for unaffiliated third parties.

The Company chose to sell $33.7 million of qualified residential real estate loans generated during the first three months of 2013 to the secondary market in order to mitigate long-term interest rate risk and to generate fee income. The Company generally retains the servicing rights on sold residential mortgage loans. The Company originates and sells Federal Housing Administration ("FHA"),Veterans Administration ("VA"), and Rural Development ("RD") residential mortgage loans, and in April 2012, Union received an Unconditional Direct Endorsement Approval from the Department of Housing and Urban Development ("HUD") which allows it to approve FHA loans originated in any of its Vermont or New Hampshire locations without needing prior HUD approval. These government backed loans qualify for down payments that can be as low as 0.0% without geographic or income restrictions. The Company sells VA and FHA loans as originated with servicing released. These loan products increase the Company's ability to serve the borrowing needs of residents in the communities we serve, including low and moderate income borrowers, while the government guaranty mitigates our exposure to credit risk.
The Company also originates commercial real estate and commercial loans under various SBA, U.S. Department of Agriculture Rural Development and Vermont Economic Development Authority programs which provide a government agency guaranty for a portion of the loan amount. There was $4.4 million guaranteed under these various programs at March 31, 2013 on an aggregate balance of $5.5 million in subject loans. The Company occasionally sells the guaranteed portion of the loan to other financial concerns and retains servicing rights, which generates fee income. There were no commercial real estate loans sold in the first three months of 2013. The Company recognizes gains and losses on the sale of the principal portion of these loans as they occur.

The Company serviced $23.6 million of commercial, municipal and commercial real estate loans for unaffiliated third parties as of March 31, 2013. This includes $19.8 million of commercial, municipal or commercial real estate loans the Company has participated out to other financial institutions, in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.

The Company capitalizes servicing rights for both residential mortgage and commercial loans sold with servicing retained. The unamortized balance of servicing rights on loans sold with servicing retained was $1.2 million at March 31, 2013, with an estimated market value in excess of the carrying value as of such date.

Union Bankshares, Inc. Page 37

There were $13.7 million of residential real estate loans pledged to secure municipal deposits above the FDIC insurance coverage level as of March 31, 2013. Qualified residential first mortgages held by Union are eligible to be pledged as collateral for borrowings from the FHLB of Boston under a blanket lien.

Asset Quality. The Company, like all financial institutions, is exposed to certain credit risks, including those related to the value of the collateral that secures its loans and the ability of borrowers to repay their loans. Vermont and northwestern New Hampshire did not see the drastic drop in real estate values at the start of the recession as some parts of the country experienced. However, there has been a steady decline in real estate values for our market area over the past few years which is just now starting to reverse. Consistent application of the Company’s conservative loan policies has helped to mitigate this risk and has been prudent for both the Company and its customers. Renewed market volatility, high unemployment rates or weakness in the general economic condition of the country or our market area, may have a negative effect on our customers’ ability to make their loan payments on a timely basis and/or on underlying collateral values. Management closely monitors the Company’s loan and investment portfolios, OREO and OAO for potential problems and reports to the Company’s and the subsidiary’s Boards of Directors at regularly scheduled meetings. Repossessed assets and loans or investments that are 90 days or more past due are considered to be nonperforming assets. Board approved policies set forth portfolio diversification levels to mitigate concentration risk and the Company participates large credits out to other financial institutions to further mitigate that risk.
The following table shows the composition of nonperforming assets at the dates indicated and trends of certain ratios monitored by Company's management in reviewing asset quality:

	As of or for the three months ended	As of or for the year ended	As of or for the three months ended
	March 31, 2013	December 31, 2012	March 31, 2012
	(Dollars in thousands)
Nonaccrual loans	$2,232	$2,839	$5,177
Accruing loans 90+ days delinquent	101	307	1,488
Total nonperforming loans (1)	2,333	3,146	6,665
OREO	668	1,052	1,426
Other assets owned	—	—	40
Total nonperforming assets	$3,001	$4,198	$8,131
Allowance for loan losses to loans not held for sale (2)	1.07%	1.05%	1.04%
Allowance for loan losses to nonperforming loans	202.06%	148.03%	66.11%
Nonperforming loans to total loans	0.52%	0.69%	1.52%
Nonperforming assets to total assets	0.53%	0.73%	1.46%
Delinquent loans (30 days to nonaccruing) to total loans	1.84%	2.56%	3.08%
Net charge-offs (annualized) to average loans not held for sale	—%	0.05%	—%
Loan loss provision to net charge-offs, year-to-date	2,202.64%	287.66%	—%
____________________

(1)	The Company had guarantees of U.S. or state government agencies on the above nonperforming loans totaling $20 thousand at March 31, 2013, $0 at December 31, 2012, and $747 thousand at March 31, 2012.

(2)
Calculation includes the net carrying amount of loans recorded at fair value from the branch acquisitions as of March 31, 2013 ($22.0 million), December 31, 2012 ($22.9 million) and March 31, 2012 ($27.1 million). Excluding such loans, the allowance for loan losses to loans not purchased and not held for sale was 1.13% at March 31, 2013 and 1.11% at both December 31, 2012 and March 31, 2012.

The level of nonaccrual loans decreased $607 thousand, or 21.4%, since December 31, 2012, and accruing loans delinquent 90 days or more decreased $206 thousand, or 67.1%, during the same time period and the percentage of nonperforming loans to total loans decreased from 0.69% to 0.52%. The $813 thousand net decrease in nonperforming loans between December 31, 2012 and March 31, 2013 was mainly attributable to one commercial real estate loan that was 90 days or more delinquent and accruing as of December 31, 2012 and was brought current as of March 31, 2013. There were also four commercial real estate loans in nonaccrual status as of December 31, 2012 that were brought current and returned to accrual status as of March 31, 2013. The aggregate interest income not recognized

Union Bankshares, Inc. Page 38

on nonaccrual loans amounted to approximately $1.1 million and $977 thousand as of March 31, 2013 and 2012, respectively, and $1.0 million as of December 31, 2012.
At March 31, 2013, the Company had loans rated substandard that were on a performing status totaling $8.7 million, compared to $6.2 million at December 31, 2012, including four borrowing relationships totaling $2.7 million new to this status during three months ended March 31, 2013. In management's view, such loans represent a higher degree of risk of becoming nonperforming loans in the future.The Company’s management is focused on the impact that the prolonged weak economy may have on its borrowers and closely monitors industry and geographic concentrations for evidence of financial problems. Since the fourth quarter of 2007, residential and commercial real estate values have declined nationally with some other areas of the country experiencing significant weakening. The region's real estate market has also experienced declines in prices as a result of the stagnant economy but to a lesser extent than in many areas of the country. The residential real estate market in Vermont and northwestern New Hampshire slowed considerably over the last four years but signs of improvement were seen during 2012 in the majority of our markets and have continued modestly through the first three months of 2013. The real estate market decline significantly contributed to the downturn in the general economy, and unemployment rates and business failures rose nationwide. Locally these indicators have improved but conditions can cause borrowers who are current in their payments to experience deterioration in the value of their collateral and increase the potential of default if their income levels decline. Management continues to monitor the national, regional and local economic environment and its impact on unemployment, business failures and real estate values in the Company’s market area. The unemployment rate has started to stabilize in Vermont and was at a 4.1% level for March 2013 compared to 4.8% for March 2012. New Hampshire was at 5.7% for March 2013 compared to 5.2% for March 2012, with the nationwide rate at 7.6% and 8.2% for the comparable periods.
Vermont and New Hampshire continue to have lower residential foreclosure rates than the average in the United States. On occasion the Company acquires residential or commercial real estate properties through or in lieu of loan foreclosure. These properties are held for sale and are initially recorded as OREO at fair value less estimated selling costs at the date of the Company’s acquisition of the property, with fair value based on an appraisal for more significant properties and on a broker’s price opinion for minor properties. Holding costs and declines in fair value on properties acquired are expensed as incurred. Declines in fair value after acquisition of the property result in charges against income before tax, which totaled $11 thousand for both the quarters ended March 31, 2013 and 2012. The Company evaluates each OREO property at least quarterly for changes in the fair value. The Company had seven residential, land development or commercial real estate properties for a total of $668 thousand classified as OREO at March 31, 2013. At December 31, 2012, the Company had $1.1 million of assets classified as OREO, representing 12 properties. There was a $121 thousand allowance for losses on OREO at March 31, 2013 and a $228 thousand allowance at December 31, 2012 which were netted out of the above values.
Further softening in the local real estate market would make the potential to recover all principal and related costs for OREO properties uncertain.
Allowance for Loan Losses. Some of the Company’s loan customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge off a portion or all of the remaining principal balance due. The Company maintains an allowance for loan losses to absorb such losses. The allowance is maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio; however, actual loan losses may vary from current estimates. The Company's policy and methodologies for establishing the allowance for loan losses have not changed during 2013 and are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
Impaired loans, including restructured loans, were $4.4 million at March 31, 2013, with government guaranties of $761 thousand and a specific reserve amount allocated of $146 thousand, which is estimated by management to be the Company’s loss exposure with respect to such loans. Impaired loans at December 31, 2012 were also $4.4 million, and had government guaranties of $770 thousand and a specific reserve amount allocated of $120 thousand.
The Company’s loan portfolio balance not held for sale decreased by $5.2 million, from $444.1 million at December 31, 2012 to $439.0 million at March 31, 2013. The construction, commercial and consumer loan portfolios decreased (see chart on page 37 for further details) during the first three months of 2013. This decrease was partially offset by loan growth in the residential, commercial real estate, and municipal loan portfolios. The composition of the Company’s loan portfolio remained relatively unchanged from December 31, 2012, and there was no material change in the Company’s lending programs or terms during the three months ended March 31, 2013.

Union Bankshares, Inc. Page 39

For the three months ended March 31, 2013, there were charge-offs of loans totaling $14 thousand and recoveries on previously charged off loans of $11 thousand. For the three months ended March 31, 2012, there were charge-offs of $10 thousand and recoveries of $10 thousand. The provision for loan losses was $60 thousand and $180 thousand, respectively, for the three months ended March 31, 2013 and 2012.
The following table (net of loans held for sale) shows the internal breakdown by risk component of the Company's allowance for loan losses and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

	March 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate
Residential	$1,281	35.7	$1,291	34.9
Construction	373	6.3	456	8.1
Commercial	2,722	45.1	2,532	44.4
Other Loans
Commercial	175	4.2	159	4.4
Consumer	34	1.3	39	1.4
Municipal	32	7.4	30	6.8
Unallocated	97	—	150	—
Total	$4,714	100.0	$4,657	100.0

Notwithstanding the categories shown in the table above, all funds in the allowance for loan losses are available to absorb loan losses in the portfolio, regardless of loan category or specific allocation.

There were no changes to the reserve factors assigned to any of the loan portfolios based on the qualitative factor reviews performed during the first three months of 2013. Management of the Company believes, in its best estimate, that the allowance for loan losses at March 31, 2013, is appropriate to cover probable credit losses inherent in the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the allowance at March 31, 2013. In addition, our banking regulators, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. A large adjustment to the allowance for losses in future periods may require increased provisions to replenish the allowance, which could negatively affect earnings. While the Company recognizes that economic slowdowns or financial and credit market turmoil may adversely impact its borrowers' financial performance and ultimately their ability to repay their loans, management continues to be cautiously optimistic about the collectability of the Company's loan portfolio.

Investment Activities. At March 31, 2013, investment securities classified as available-for-sale, totaled $27.0 million and securities classified as held-to-maturity totaled $8.0 million, combined comprising 6.2%, of assets. The amount of investment securities increased $8.9 million, or 34.0%, from $26.1 million, or 4.5%, of assets at December 31, 2012. There was $5.5 million of investment securities pledged to secure various public deposits or customer repurchase agreements as of March 31, 2013 and $6.7 million at December 31, 2012.Net unrealized gains for the Company’s available-for-sale investment securities portfolio were $781 thousand and $771 thousand as of March 31, 2013 and December 31, 2012, respectively. Net unrealized gains of $515 thousand, net of income tax effect, were reflected in the Company’s accumulated other comprehensive loss component of stockholders’ equity at March 31, 2013. Deterioration in credit quality and/or imbalances in liquidity that may exist in the financial marketplace might adversely affect the fair values of the Company’s investment portfolio and the amount of gains or losses ultimately realized on the sale of such securities, and may also increase the potential that certain resulting unrealized losses will be designated as other than temporary in future periods, resulting in write-downs and charges to earnings.

Union Bankshares, Inc. Page 40

Deposits. The following table shows information concerning the Company's average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the three months ended March 31, 2013 and year ended December 31, 2012:

	Three Months Ended March 31, 2013			Year ended December 31, 2012
	Average Amount	Percent of Total Deposits	Average Rate	Average Amount	Percent of Total Deposits	Average Rate
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$80,821	16.2	—	$75,265	15.6	—
Interest bearing checking accounts	90,737	18.2	0.09%	88,007	18.2	0.16%
Money Market accounts	107,024	21.5	0.25%	102,071	21.1	0.32%
Savings accounts	70,994	14.2	0.14%	65,775	13.6	0.14%
Total nontime deposits	349,576	70.1	0.16%	331,118	68.5	0.17%
Time deposits:
Less than $100,000	78,255	15.7	0.99%	81,480	16.9	1.13%
$100,000 and over	70,834	14.2	1.23%	70,605	14.6	1.33%
Total time deposits	149,089	29.9	1.11%	152,085	31.5	1.22%
Total deposits	$498,665	100.0	0.42%	$483,203	100.0	0.50%
The Company participates in the Certificate of Deposit Account Registry Service (CDARS) of Promontory Interfinancial Network, LLC, which permits the Company to offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants. Participants may also purchase deposits through CDARS. There were $6.6 million of time deposits of $250,000 or less on the balance sheet at March 31, 2013 and $6.7 million at December 31, 2012, which were exchanged with other CDARS participants and are therefore considered for certain regulatory purposes to be “brokered” deposits. The Company also participates in Promontory Interfinancial Network's Insured Cash Sweep (ICS) program. ICS is a service through which Union can offer its customers a savings product with access to unlimited FDIC insurance while receiving reciprocal deposits from other banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of savings deposits through ICS provides full deposit insurance coverage for the customer, thereby helping Union retain the full amount of the deposit on its balance sheet. There were $3.7 million in ICS money market deposits on the balance sheet at March 31, 2013 and $1.9 million at December 31, 2012. None of the Company’s CDARS or ICS deposits, as of the respective balance sheet dates, represented purchased deposits, as all such deposits were matched dollar for dollar with Union’s customer deposits which were placed in other participating financial institutions, in order to provide our customers with full FDIC insurance coverage for our customers' deposit balances.

The following table provides a maturity distribution of the Company’s time deposits in amounts of $100,000 and over at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Within 3 months	$32,941	$10,861
3 to 6 months	8,054	34,217
6 to 12 months	14,845	12,836
Over 12 months	15,411	16,401
	$71,251	$74,315
In total, the Company’s time deposits in amounts of $100 thousand and over dropped $3.1 million, or 4.1%, between December 31, 2012 and March 31, 2013, while the average total balance increased from $70.6 million to $70.8 million. There was a change in each of the maturity time frames, especially the within 3 months and the 3 to 6 months categories. In Vermont, the fiscal year ends on June 30th for the majority of municipalities and school districts, with most of their time deposits maturing on that date, causing most of the swing between time periods.

During the first three months of 2013, average total deposits grew $15.5 million, or 3.2%, compared to the year ended December 31, 2012, with growth in all categories except time deposits. Time deposits have trended towards short

Union Bankshares, Inc. Page 41

duration or migrated to nontime deposits because of the low interest rate environment and the perceived customer desire to be in a position to redeploy funds should there be a rise in interest rates. Time deposits at March 31, 2013 have decreased $3.5 million, or 2.3%, from December 31, 2012 and management believes that most of the funds have flowed into money market accounts where current interest rates are higher than on short-term certificates.

A provision of the Dodd-Frank Act permanently raised FDIC deposit insurance coverage to $250 thousand per depositor per insured depository institution for each account ownership category. At March 31, 2013, the Company had deposit accounts with less than $250 thousand totaling $372.4 million, or 75.0% of its deposits, which now have permanent FDIC insurance protection. An additional $15.9 million of municipal deposits were over the FDIC insurance coverage limit at March 31, 2013 and were collateralized by Union under applicable state regulations by investment securities or loans.

Borrowings. Total borrowed funds at March 31, 2013 were $14.5 million compared to $15.7 million at December 31, 2012, a net decrease of $1.2 million, or 7.7%. Borrowings from the FHLB of Boston were $11.6 million at March 31, 2013, at a weighted average rate of 3.96%, and $11.8 million at December 31, 2012, at a weighted average rate of 3.98%. The decrease in FHLB borrowings was from scheduled monthly payments on long-term FHLB of Boston amortizing advances. In addition, the Company had overnight secured customer repurchase agreement sweeps at March 31, 2013 of $3.0 million, at a weighted average rate of 0.28%, compared to $4.0 million, at a weighted average rate of 0.38% at December 31, 2012, a decrease of $1.0 million. The volume of the overnight secured customer repurchase agreement sweeps is volatile and is a function of the customer's cash flow needs. The Company had no overnight federal funds purchased or advances on its repurchase agreement line or at the Federal Reserve discount window at either March 31, 2013 or December 31, 2012.

OTHER FINANCIAL CONSIDERATIONS

Market Risk and Asset and Liability Management. Market risk is the potential of loss in a financial instrument arising from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices and equity prices. As of March 31, 2013, the Company did not have any market risk sensitive instruments acquired for trading purposes. The Company’s market risk arises primarily from interest rate risk inherent in its lending, investing, deposit taking and borrowing activities, as yields on assets change in a different time period or to a different extent from that of interest costs on liabilities. Many other factors also affect the Company’s exposure to changes in interest rates, such as national, regional and local economic and financial conditions, financial market conditions, legislative and regulatory actions, competitive pressures, customer preferences as to loan and deposit products, including loan prepayments and/or early withdrawal of time deposits, and historical pricing relationships. These factors and the Company's methodology to measure and manage these risks are discussed in greater detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 and have not changed during the three months ended March 31, 2013.

As of March 31, 2013, $27.0 million, or 77.2%, of the investment portfolio was classified as available-for-sale. The modified duration of the total portfolio was under five and a half years. The Company does not utilize any exotic derivative products or invest in any "high risk" instruments.

The Company’s interest rate sensitivity analysis (simulation) as of December 2012 for a flat rate environment (the prime rate at both December 31, 2012 and March 31, 2013 was 3.25%) projected the following for the three months ended March 31, 2013, compared to the actual results:

	March 31, 2013
	Projected	Actual	Percentage Difference
	(Dollars in thousands)
Net Interest Income	$5,503	$5,289	(3.9)
Net Income	$1,459	$1,737	19.1
Return on Assets	1.08%	1.23%	13.9
Return on Equity	13.32%	15.36%	15.3

Union Bankshares, Inc. Page 42

Actual net interest income for the quarter was $5.3 million, $214 thousand or 3.9%, lower than projected as actual interest rates on loans, investment securities and interest bearing deposits were below projected rates. Loan demand in residential mortgage lending, has been strong through the first three months of 2013, however growth in other loan categories lagged in 2013. The Company,to augment interest income, increased the residential mortgage loan portfolio by retaining in portfolio some secondary market qualified residential loans originated during the three months ended March 31, 2013 rather than selling them to the secondary market.

Net income for the three months ended March 31, 2013 is ahead of forecasted amounts even though our actual net interest income compared to the projected amount resulted in a negative variance of $214 thousand. The Company also experienced a negative variance of $35 thousand in overdraft fee income and $20 thousand in ATM fees. These negative variances were offset by the combined effect of positive variances of $342 thousand in net gain on the sale of loans, $70 thousand in net mortgage servicing right income, $57 thousand in salaries and wages, and $85 thousand in other real estate owned expenses.

Commitments, Contingent Liabilities, and Off-Balance-Sheet Arrangements. The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers, to reduce its own exposure to fluctuations in interest rates and to implement its strategic objectives. These financial instruments include commitments to extend credit, standby letters of credit, interest rate caps and floors written on adjustable-rate loans, commitments to participate in or sell loans, commitments to buy or sell securities, certificates of deposit or other investment instruments and risk-sharing commitments or guarantees on certain sold loans. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheet. The contractual or notional amounts of these instruments reflect the extent of involvement the Company has in a particular class of financial instruments.

The Company's maximum exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. For interest rate caps and floors written on adjustable-rate loans, the contractual or notional amounts do not represent the Company’s exposure to credit loss. The Company controls the risk of interest rate cap agreements through credit approvals, limits, and monitoring procedures. The Company generally requires collateral or other security to support financial instruments with credit risk.

The following table details the contractual or notional amount of financial instruments that represented credit risk at the dates indicated:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Commitments to originate loans	$14,932	$7,320
Unused lines of credit	55,721	60,228
Standby letters of credit	1,653	1,886
Credit card arrangement	1,001	1,008
FHLB of Boston MPF credit enhancement obligation, net	384	307
Commitment to purchase investment securities	995	1,021
Commitment to purchase FDIC insured certificates of deposit	809	—
Total	$75,495	$71,770
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

The Company did not hold or issue derivative or hedging instruments during the three month period ended March 31, 2013.

Union Bankshares, Inc. Page 43

The Company’s subsidiary bank is required (as are all banks) to maintain vault cash or a noninterest bearing reserve balance as established by Federal Reserve regulations. The Bank’s average total required reserve for the 14 day maintenance period including March 31, 2013 was $547 thousand and for December 31, 2012 was $604 thousand, both of which were satisfied by vault cash.

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

The Company prepares its interest rate sensitivity “gap” analysis by scheduling interest earning assets and interest bearing liabilities into periods based upon the next date on which such assets and liabilities could mature or reprice. The amount of assets and liabilities shown within a particular period was determined in accordance with the contractual terms of the assets and liabilities, except that:

•
adjustable-rate loans, investment securities, variable rate interest bearing deposits in banks, variable rate time deposits, FHLB of Boston advances and other secured borrowings are included in the period when they are first scheduled to adjust and not in the period in which they mature;

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

Union Bankshares, Inc. Page 44

The following table shows the Company's rate sensitivity analysis as of March 31, 2013:

	Repriced within
	3 Months or Less	4 to 12 Months	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
	(Dollars in thousands, by repricing date)
Interest sensitive assets:
Overnight deposits	$25,159	$—	$—	$—	$—	$25,159
Interest bearing deposits in banks	2,441	7,438	10,997	1,152	247	22,275
Investment securities (1)(3)	3,202	4,950	3,692	6,859	15,240	33,943
Nonmarketable securities	—	—	—	—	1,800	1,800
Loans and loans held for sale (2)(3)	188,952	73,822	86,686	51,955	48,552	449,967
Total interest sensitive assets	$219,754	$86,210	$101,375	$59,966	$65,839	$533,144
Interest sensitive liabilities:
Time deposits	$50,492	$52,737	$37,074	$8,988	$—	$149,291
Money markets	49,140	—	—	—	56,988	106,128
Regular savings	32,486	—	—	—	40,582	73,068
Interest bearing checking	50,374	—	—	—	37,079	87,453
Borrowed funds	3,132	546	1,149	4,442	5,263	14,532
Total interest sensitive liabilities	$185,624	$53,283	$38,223	$13,430	$139,912	$430,472
Net interest rate sensitivity gap	$34,130	$32,927	$63,152	$46,536	$(74,073)	$102,672
Cumulative net interest rate sensitivity gap	$34,130	$67,057	$130,209	$176,745	$102,672
Cumulative net interest rate sensitivity gap as a percentage of total assets	6.1%	11.9%	23.1%	31.4%	18.2%
Cumulative net interest rate sensitivity gap as a percentage of total interest sensitive assets	6.4%	12.6%	24.4%	33.2%	19.3%
Cumulative net interest rate sensitivity gap as a percentage of total interest sensitive liabilities	7.9%	15.6%	30.2%	41.1%	23.9%
____________________

(1)	Investment securities exclude marketable equity securities and mutual funds shares with a fair value of $878 thousand and $194 thousand, respectively, that may be sold by the Company at any time.

(2)	Balances shown include deferred unamortized loan costs of $154 thousand.

(3)	Estimated repayment assumptions considered in Asset/Liability model.

Liquidity. Managing liquidity risk is essential to maintaining both depositor confidence and earnings stability. Liquidity is a measurement of the Company’s ability to meet potential cash requirements, including ongoing commitments to fund deposit withdrawals, repay borrowings, fund investment and lending activities, and for other general business purposes. The Company’s principal sources of funds are deposits, amortization, prepayment and maturity of loans, investment securities, interest bearing deposits and other short-term investments; sales of securities and loans available-for-sale; earnings; and funds provided from operations. Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities, reduces the Company’s exposure to rollover risk on deposits and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments, draws on unused lines of credit and requests for new loans. The Company’s strategy is to fund assets, to the maximum extent possible, with core deposits which provide a source of relatively stable and low-cost funds.

For the quarter ended March 31, 2013, the Company’s ratio of average loans to average deposits decreased modestly to 90.6%, compared to 91.5% for the quarter ended March 31, 2012. Residential construction and mortgage lending demand, has been stronger in first three months of 2013 than in the same period in 2012 as long-term interest rates have continued to remain at historic lows but, commercial demand has been slower. Origination of residential loans held for sale was $33.5 million during the three months ended March 31, 2013, compared to $29.6 million during the three months ended March 31, 2012. Residential loans sold amounted to $33.7 million for the three months ended March 31, 2013 versus $22.4 million for the three months ended March 31, 2012.

As a member of the FHLB of Boston, Union had access to unused lines of credit up to $11.5 million at March 31, 2013 over and above the $11.6 million term advances already drawn on the lines, based on a FHLB of Boston estimate as

Union Bankshares, Inc. Page 45

of that date. With the purchase of required FHLB of Boston Class B common stock and evaluation by the FHLB of Boston of the underlying collateral available, line availability could rise to approximately $38.1 million. This line of credit can be used for either short-or-long-term liquidity or other needs. In addition to its borrowing arrangements with the FHLB of Boston, Union maintains two pre-approved Federal Funds lines of credit totaling $12.0 million with two upstream correspondent banks, a $15.0 million repurchase agreement line of credit and access to the Federal Reserve discount window, which would require pledging of qualified assets. There was no balance outstanding on the federal funds or repurchase agreement lines or at the discount window at March 31, 2013.

There were no purchased deposits through CDARS or ICS (or otherwise) at either March 31, 2013 or December 31, 2012, although Union had exchanged $10.3 million and $8.7 million of deposits, respectively, with other CDARS/ICS members at those dates.

The Company’s management monitors current and projected cash flows and adjusts positions as necessary to maintain adequate levels of liquidity. Approximately 69.0% of the Company’s time deposits will mature within twelve months, which is the lowest quarter end level in the preceding five years, except for June 30, 2012 which was at 68.4%. The deposit gathering activities of financial institutions generally have been affected by the low interest rates which earlier in the recession made customers reluctant to lock in funds for a longer term but short-term rates have dropped so low during the last four years that some customers have extended out in order to receive a better rate or have shifted funds into money markets where the interest rates are better than on the shortest term time deposits. Since the federal funds target rate has remained unchanged at a historic low of 0.00% to 0.25% for more than four years, as customers' time deposits matured, the rollover interest rate available to those customers is most often lower than their previous deposit rate and therefore the Company's cost of funding has continued to drop. This phenomenon is happening throughout the banking industry and the Company is optimistic that it can maintain and grow its customer deposit base, despite the low rate environment, through good customer service, new deposit products offered, competitive but prudent pricing strategy and the continued expansion of the branch network. Management believes the introduction of more electronic options for deposit products and their off premise utilization through the internet and mobile banking will also assist in the growth of the deposit base. The relationships developed with local municipalities, businesses and retail customers and the variety of deposit products offered should, in management's view, help to ensure that Union will retain a substantial portion of these deposits. Management will continue to offer a competitive but prudent pricing strategy to facilitate retention of such deposits. The FOMC has committed to keeping interest rates low until mid-2015. But in the future, as interest rates rise, the increase in rates may lead to early redemptions of certificates of deposit by customers which will present its own liquidity issue which will have to be managed. The movement of funds from FDIC insured deposits back into the financial market is also something that we monitor as it could cause a liquidity concern.

A reduction in total deposits could be offset by purchases of federal funds, utilization of the repurchase agreement line of credit, utilization of the Federal Reserve discount window, purchases of brokered deposits such as one-way CDARS deposits, short-or-long-term FHLB borrowings, or liquidation of interest bearing deposits in banks, investment securities available-for-sale or loans held for sale. Such steps could result in an increase in the Company’s cost of funds or a decrease in the yield earned on assets and therefore adversely impact the net interest spread and margin. Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. However, any projections of future cash needs and flows are subject to substantial uncertainty, including factors outside the Company's control. Management continually evaluates opportunities to buy/sell securities available-for-sale and loans held for sale, to participate out loans and lines of credit, obtain credit facilities from lenders and restructure debt for strategic reasons or to further strengthen the Company's financial position.

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

The total dollar value of the Company’s stockholders’ equity at March 31, 2013 of $45.7 million was up $607 thousand from December 31, 2012 at $45.0 million, reflecting net income of $1.7 million for the first three months of 2013, together with an increase in common stock and paid in capital of $20 thousand resulting from the exercise of stock options and $3 thousand of stock based compensation, partially offset by an increase of $26 thousand in accumulated other comprehensive loss, the dividend payment of $1.1 million and a $13 thousand purchase of Treasury stock.

Union Bankshares, Inc. Page 46

Union Bankshares, Inc. has 7,500,000 shares of $2.00 par value common stock authorized. As of March 31, 2013, the Company had 4,924,986 shares issued, of which 4,456,406 were outstanding and 468,580 were held in treasury.

In May 2010, the Company adopted a limited stock repurchase program to authorize the repurchase of up to 2,500 shares of its common stock each calendar quarter in open market purchases or privately negotiated transactions, as management deems advisable and as market conditions warrant. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase authorization was most recently reauthorized in December 2012 and expires on December 31, 2013, unless reauthorized. The Company repurchased 675 shares during the first three months of 2013 pursuant to that authorization, at a total cost of $13 thousand.

The Company reserved 50,000 shares of common stock for issuance under the 2008 Incentive Stock Option Plan of Union Bankshares, Inc. and Subsidiary. There were no options granted during the three months ended March 31, 2013. There were 1,000 shares issued for the three months ended March 31, 2013 resulting from the exercise of stock options. The stock issued upon exercise of options granted under this Plan consists of authorized but unissued shares of the Company's common stock and/or shares held in treasury. As of March 31, 2013, there were employee incentive stock options outstanding and exercisable under the Plan with respect to 4,800 shares of common stock and unvested stock options with respect to an additional 6,000 shares that were granted in the fourth quarter of 2012 that will become exercisable in the fourth quarter of 2013. Unrecognized compensation cost related to the unvested stock options as of March 31, 2013 was $7 thousand. Exercisable options for the purchase of a total of 4,800 shares were “in the money” at March 31, 2013.

Union Bankshares, Inc. and Union are subject to various regulatory capital requirements administered by the federal banking agencies. Management believes that as of March 31, 2013, both companies met all capital adequacy requirements to which they are subject. As of March 31, 2013, the most recent calculation date, Union was categorized as well capitalized under the regulatory framework for prompt corrective action. The prompt corrective action capital category framework applies to FDIC insured depository institutions such as Union but does not apply directly to bank holding companies such as the Company. To be categorized as well capitalized, Union must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. As a bank holding company, the Company is subject to substantially similar capital adequacy requirements of the Federal Reserve Board. There were no conditions or events between March 31, 2013 and the date of this report that management believes have changed either company’s category.

	Actual		Minimum For Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk weighted assets
Union	$48,286	13.16%	$29,353	8.0%	$36,691	10.0%
Company	48,665	13.23%	29,427	8.0%	N/A	N/A
Tier I capital to risk weighted assets
Union	$43,638	11.90%	$14,668	4.0%	$22,002	6.0%
Company	44,003	11.96%	14,717	4.0%	N/A	N/A
Tier I capital to average assets
Union	$43,638	7.80%	$22,378	4.0%	$27,973	5.0%
Company	44,003	7.84%	22,451	4.0%	N/A	N/A

The total risk based capital ratio for the Company was 13.23% at March 31, 2013 and 12.95% at December 31, 2012.

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

Union Bankshares, Inc. Page 47

A quarterly cash dividend of $0.25 per share was declared to shareholders of record on April 27, 2013, payable May 9, 2013. Dividends for each of the previous four quarters were $0.25 per share.

Regulatory Matters. The Company and Union are subject to periodic examinations by the various regulatory agencies. These examinations include, but are not limited to, procedures designed to review lending practices, risk management, credit quality, liquidity, compliance and capital adequacy. During 2012 , the FDIC and Federal Reserve, and during 2011, the Vermont Department of Financial Regulation, performed their regular, periodic regulatory examinations of Union. No comments were received that would have a material adverse effect on the Company’s or Union’s liquidity, financial position, capital resources, or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Information called for by this item is incorporated by reference in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption OTHER FINANCIAL CONSIDERATIONS on pages 42-48.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2013. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.

Changes in Internal Controls over Financial Reporting. There was no change in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Union Bankshares, Inc. Page 48

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2013, the only unregistered issuance of the Company's equity securities was pursuant to the exercise of incentive stock options, resulting in the issuance of 1,000 shares of the Company's common stock. The shares were issued in reliance upon an exemption in section 4(a)(2) of the Securities Act of 1933 for distributions not involving a public offering.

The following table summarizes repurchases of the Company's equity securities made during the quarter ended March 31, 2013:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Program
January 2013	—	—	—	2,500
February 2013	675	$20.50	675	1,825
March 2013	—	—	—	—
__________________

(1)
All repurchases shown in the table were made pursuant to an informal stock repurchase program adopted May 19, 2010 under which the Company may repurchase up to 2,500 shares of its common stock each calendar quarter, in open market or privately negotiated transactions. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The program was reauthorized in December 2012 and will expire on December 31, 2013.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three months ended March 31, 2013 and 2012, (iii) the unaudited consolidated statements of comprehensive income for the three months ended March 31, 2013 and 2012, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.* **

____________________

*
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

Union Bankshares, Inc.

May 14, 2013	/s/ David S. Silverman
David S. Silverman
Director, President and Chief Executive Officer

May 14, 2013	/s/ Marsha A. Mongeon
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three months ended March 31, 2013 and 2012, (iii) the unaudited consolidated statements of comprehensive income for the three months ended March 31, 2013 and 2012, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.* **

____________________

*
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

Union Bankshares, Inc. Page 50