Form 10-Q
period 2013-06-30
UNION BANKSHARES INC
filed 2013-08-14
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2013

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ]      No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 1, 2013:

Common Stock, $2 par value	4,458,389 shares

UNION BANKSHARES, INC.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets	(Dollars in thousands)
Cash and due from banks	$3,977	$5,023
Federal funds sold and overnight deposits	8,277	41,487
Cash and cash equivalents	12,254	46,510
Interest bearing deposits in banks	22,262	21,922
Investment securities available-for-sale	27,819	20,630
Investment securities held-to-maturity (fair value $8.8 million and $5.5 million at June 30, 2013 and December 31, 2012, respectively)	9,213	5,496
Loans held for sale	4,460	11,014
Loans	444,784	444,145
Allowance for loan losses	(4,752)	(4,657)
Net deferred loan costs	130	139
Net loans	440,162	439,627
Accrued interest receivable	1,573	1,539
Premises and equipment, net	10,184	10,289
Core deposit intangible	1,352	1,438
Goodwill	2,223	2,223
Investment in real estate limited partnerships	3,464	3,809
Company-owned life insurance	3,312	3,267
Other assets	8,396	9,492
Total assets	$546,674	$577,256
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$79,888	$83,715
Interest bearing	266,176	273,505
Time	127,953	152,773
Total deposits	474,017	509,993
Borrowed funds	20,178	15,747
Liability for defined benefit pension plan	2,648	2,753
Accrued interest and other liabilities	4,037	3,717
Total liabilities	500,880	532,210
Commitments and Contingencies
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,925,786 shares issued at June 30, 2013 and 4,923,986 shares issued at December 31, 2012	9,852	9,848
Additional paid-in capital	330	295
Retained earnings	42,078	40,772
Treasury stock at cost; 468,830 shares at June 30, 2013 and 467,905 shares at December 31, 2012	(3,878)	(3,859)
Accumulated other comprehensive loss	(2,588)	(2,010)
Total stockholders' equity	45,794	45,046
Total liabilities and stockholders' equity	$546,674	$577,256
See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 1

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands except per share data)
Interest and dividend income
Interest and fees on loans	$5,787	$5,840	$11,455	$11,650
Interest on debt securities:
Taxable	140	172	250	371
Tax exempt	70	92	140	180
Dividends	13	6	29	24
Interest on federal funds sold and overnight deposits	10	3	23	7
Interest on interest bearing deposits in banks	59	72	119	149
Total interest and dividend income	6,079	6,185	12,016	12,381
Interest expense
Interest on deposits	486	619	1,004	1,279
Interest on borrowed funds	127	234	257	484
Total interest expense	613	853	1,261	1,763
Net interest income	5,466	5,332	10,755	10,618
Provision for loan losses	75	180	135	360
Net interest income after provision for loan losses	5,391	5,152	10,620	10,258
Noninterest income
Trust income	154	159	317	306
Service fees	1,257	1,197	2,446	2,372
Net (losses) gains on sales of investment securities available-for-sale	(4)	2	(1)	44
Net gains on sales of loans held for sale	583	668	1,250	1,141
Other income	130	142	264	208
Total noninterest income	2,120	2,168	4,276	4,071
Noninterest expenses
Salaries and wages	2,235	2,235	4,392	4,469
Pension and employee benefits	638	1,057	1,321	2,115
Occupancy expense, net	291	285	622	629
Equipment expense	388	341	814	686
Other expenses	1,670	1,645	3,252	3,205
Total noninterest expenses	5,222	5,563	10,401	11,104
Income before provision for income taxes	2,289	1,757	4,495	3,225
Provision for income taxes	492	319	961	560
Net income	$1,797	$1,438	$3,534	$2,665
Earnings per common share	$0.40	$0.32	$0.79	$0.60
Weighted average number of common shares outstanding	4,456,802	4,456,858	4,456,315	4,456,969
Dividends per common share	$0.25	$0.25	$0.50	$0.50

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 2

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Net income	$1,797	$1,438	$3,534	$2,665
Other comprehensive (loss) income, net of tax:
Investment securities available-for-sale:
Net unrealized holding (losses) gains arising during the period on investment securities available-for-sale	(618)	92	(609)	54
Reclassification adjustments for net losses (gains) on investment securities available-for-sale realized in net income	3	(1)	1	(29)
Total	(615)	91	(608)	25
Defined benefit pension plan:
Net actuarial (loss) gain arising during the period	—	—	(33)	26
Reclassification adjustment for amortization of net actuarial loss realized in net income	63	104	63	194
Reclassification adjustment for amortization of prior service cost realized in net income	—	1	—	2
Total	63	105	30	222
Total other comprehensive (loss) income	(552)	196	(578)	247
Total comprehensive income	$1,245	$1,634	$2,956	$2,912

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 3

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2013 and 2012 (Unaudited)

	Common Stock
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total stockholders’ equity
	(Dollars in thousands except per share data)
Balances, December 31, 2012	4,456,081	$9,848	$295	$40,772	$(3,859)	$(2,010)	$45,046
Net income	—	—	—	3,534	—	—	3,534
Other comprehensive loss	—	—	—	—	—	(578)	(578)
Cash dividends declared ($0.50 per share)	—	—	—	(2,228)	—	—	(2,228)
Stock based compensation expense	—	—	6	—	—	—	6
Exercise of stock options	1,800	4	29	—	—	—	33
Purchase of treasury stock	(925)	—	—	—	(19)	—	(19)
Balances, June 30, 2013	4,456,956	$9,852	$330	$42,078	$(3,878)	$(2,588)	$45,794
Balances, December 31, 2011	4,457,204	$9,847	$276	$38,385	$(3,823)	$(4,346)	$40,339
Net income	—	—	—	2,665	—	—	2,665
Other comprehensive income	—	—	—	—	—	247	247
Cash dividends declared ($0.50 per share)	—	—	—	(2,228)	—	—	(2,228)
Stock based compensation expense	—	—	6	—	—	—	6
Exercise of stock options	700	1	11	—	—	—	12
Purchase of treasury stock	(700)	—	—	—	(13)	—	(13)
Balances, June 30, 2012	4,457,204	$9,848	$293	$38,822	$(3,836)	$(4,099)	$41,028

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 4

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2013	2012
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income	$3,534	$2,665
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	464	405
Provision for loan losses	135	360
Deferred income tax provision (benefit)	138	(492)
Net amortization of investment securities	24	47
Equity in losses of limited partnerships	345	315
Stock based compensation expense	6	6
Net decrease in unamortized loan costs	9	15
Proceeds from sales of loans held for sale	67,450	49,394
Origination of loans held for sale	(59,646)	(58,470)
Net gains on sales of loans held for sale	(1,250)	(1,141)
Net gain on disposals of premises and equipment	—	(14)
Net losses (gains) on sales of investment securities available-for-sale	1	(44)
Write-downs of impaired assets	36	77
Net losses on sales of other real estate owned	5	6
(Increase) decrease in accrued interest receivable	(34)	79
Amortization of core deposit intangible	86	86
Decrease in other assets	879	149
Increase in other liabilities	261	911
Net cash provided by (used in) operating activities	12,443	(5,646)
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	4,379	4,326
Purchases	(4,719)	(2,333)
Investment securities held-to-maturity
Proceeds from maturities, calls and paydowns	500	4,000
Purchases	(4,216)	—
Investment securities available-for-sale
Proceeds from sales	1,015	1,290
Proceeds from maturities, calls and paydowns	2,798	11,631
Purchases	(11,949)	(4,808)
Purchase of nonmarketable stock, net	(77)	—
Net (increase) decrease in loans	(705)	2,951
Recoveries of loans charged off	26	29
Purchases of premises and equipment	(359)	(1,537)
Investments in limited partnerships	—	(690)
Proceeds from sales of premises and equipment	—	19
Proceeds from sales of other real estate owned	367	32
Net cash (used in) provided by investing activities	(12,940)	14,910

Union Bankshares, Inc. Page 5

Cash Flows From Financing Activities
Repayment of long-term debt	(935)	(678)
Net increase (decrease) in short-term borrowings outstanding	5,366	(4,354)
Net decrease in noninterest bearing deposits	(3,827)	(2,143)
Net (decrease) increase in interest bearing deposits	(7,329)	10,260
Net decrease in time deposits	(24,820)	(22,149)
Issuance of common stock	33	12
Purchase of treasury stock	(19)	(13)
Dividends paid	(2,228)	(2,228)
Net cash used in financing activities	(33,759)	(21,293)
Net decrease in cash and cash equivalents	(34,256)	(12,029)
Cash and cash equivalents
Beginning of period	46,510	24,381
End of period	$12,254	$12,352
Supplemental Disclosures of Cash Flow Information
Interest paid	$1,456	$1,962
Income taxes paid	$650	$725

Supplemental Schedule of Noncash Investing and Financing Activities
Other real estate acquired in settlement of loans	$—	$190

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 6

UNION BANKSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Union Bankshares, Inc. and Subsidiary (the Company) as of June 30, 2013, and for the three and six months ended June 30, 2013 and 2012, have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information, general practices within the banking industry, and the accounting policies described in the Company’s Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein, have been made. This information should be read in conjunction with the Company’s 2012 Annual Report to Shareholders and 2012 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2013, or any other interim period.

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

Note 3. Per Share Information
Earnings per common share are computed based on the weighted average number of shares of common stock outstanding during the period and reduced for shares held in treasury. The assumed conversion of outstanding exercisable stock options does not result in material dilution and is not included in the calculation.

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

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income to be in a single location in the financial statements. The Company's disclosures of the components of accumulated other comprehensive income are disclosed in its Consolidated Statements of Comprehensive Income. For the three and six months ended June 30, 2013, the items requiring reclassification out of accumulated other comprehensive income are disclosed in Note 10. The new guidance became effective for all interim and annual periods beginning January 1, 2013. Since this ASU addresses financial statement disclosures only, the adoption of this guidance effective January 1, 2013 did not have an impact on the Company's consolidated financial position or results of operations.

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

Amortization expense for the core deposit intangible was $42 thousand for the three months ended June 30, 2013 and 2012, and was $86 thousand for the six months ended June 30, 2013 and 2012. The amortization expense is included in other noninterest expense on the consolidated statement of income and is deductible for tax purposes. As of June 30, 2013, the remaining amortization expense related to the core deposit intangible, absent any future impairment, is expected to be as follows:

(Dollars in thousands)
2013	$85
2014	171
2015	171
2016	171
2017	171
Thereafter	583
Total	$1,352

Note 6. Investment Securities
Investment securities as of the balance sheet dates consisted of the following:

June 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$12,379	$4	$(433)	$11,950
Agency mortgage-backed	2,054	17	(32)	2,039
State and political subdivisions	9,789	341	(57)	10,073
Corporate	2,795	—	(148)	2,647
Total debt securities	27,017	362	(670)	26,709
Marketable equity securities	746	159	(2)	903
Mutual funds	207	—	—	207
Total	$27,970	$521	$(672)	$27,819
Held-to-maturity
U.S. Government-sponsored enterprises	$9,213	$—	$(393)	$8,820

Union Bankshares, Inc. Page 8

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$4,500	$22	$(3)	$4,519
Agency mortgage-backed	1,343	36	—	1,379
State and political subdivisions	9,803	664	(5)	10,462
Corporate	3,294	28	(22)	3,300
Total debt securities	18,940	750	(30)	19,660
Marketable equity securities	746	66	(15)	797
Mutual funds	173	—	—	173
Total	$19,859	$816	$(45)	$20,630
Held-to-maturity
U.S. Government-sponsored enterprises	$5,496	$3	$(22)	$5,477

Proceeds from the sale of securities available-for-sale were $504 thousand and $1.0 million for the three and six months ended June 30, 2013, respectively. Gross realized gains from the sale of securities available-for-sale were $0 and $3 thousand for the three and six months ended June 30, 2013, respectively, while gross realized losses were $4 thousand for both the three and six months ended June 30, 2013. Proceeds from the sale of securities available-for-sale were $502 thousand and $1.3 million for the three and six months ended June 30, 2012, respectively. Gross realized gains from the sale of securities available-for-sale were $2 thousand and $44 thousand for the three and six months ended June 30, 2012, respectively, while there were no gross realized losses for either period. The specific identification method is used to determine realized gains and losses on sales of securities available-for-sale.

The amortized cost and estimated fair value of debt securities by contractual scheduled maturity as of June 30, 2013 were as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Available-for-sale
Due in one year or less	$190	$191
Due from one to five years	2,343	2,386
Due from five to ten years	11,539	11,368
Due after ten years	10,891	10,725
	24,963	24,670
Agency mortgage-backed securities	2,054	2,039
Total debt securities available-for-sale	$27,017	$26,709
Held-to-maturity
Due from one to five years	$997	$971
Due from five to ten years	2,000	1,923
Due after ten years	6,216	5,926
Total debt securities held-to-maturity	$9,213	$8,820

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

Union Bankshares, Inc. Page 9

Information pertaining to all investment securities with gross unrealized losses as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

June 30, 2013	Less Than 12 Months		12 Months and over		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Debt securities:
U.S. Government-sponsored enterprises	$19,266	$(826)	$—	$—	$19,266	$(826)
Agency mortgage-backed	961	(32)	—	—	961	(32)
State and political subdivisions	1,301	(57)	—	—	1,301	(57)
Corporate	2,647	(148)	—	—	2,647	(148)
Total debt securities	24,175	(1,063)	—	—	24,175	(1,063)
Marketable equity securities	43	(1)	13	(1)	56	(2)
Total	$24,218	$(1,064)	$13	$(1)	$24,231	$(1,065)

December 31, 2012	Less Than 12 Months		12 Months and over		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Debt securities:
U.S. Government-sponsored enterprises	$4,472	$(25)	$—	$—	$4,472	$(25)
State and political subdivisions	345	(5)	—	—	345	(5)
Corporate	2,266	(22)	—	—	2,266	(22)
Total debt securities	7,083	(52)	—	—	7,083	(52)
Marketable equity securities	91	(7)	42	(8)	133	(15)
Total	$7,174	$(59)	$42	$(8)	$7,216	$(67)
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

Union Bankshares, Inc. Page 10

•	The nature of the issuer, including whether it is a private company, public entity or government-sponsored enterprise, and the existence or likelihood of any government or third party guaranty.

At June 30, 2013, held-to-maturity and available-for-sale securities, consisting of 23 U.S. Government-sponsored enterprise securities, two agency mortgage-backed securities, five tax-exempt municipal securities, six corporate bonds, and two marketable equity securities, had aggregate unrealized losses of $1.1 million. One marketable equity security had continuous unrealized losses for longer than twelve months. The Company has the ability to hold such securities for the foreseeable future. No declines were deemed by management to be other-than-temporary at June 30, 2013.

Investment securities with a carrying amount of $2.5 million and $6.7 million at June 30, 2013 and December 31, 2012, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

Note 7.  Loans
Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their unpaid principal balances, adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.
Loan interest income is accrued daily on outstanding balances. The following accounting policies, related to accrual and nonaccrual loans, apply to all portfolio segments and loan classes, which the Company considers to be the same. The accrual of interest is normally discontinued when a loan is specifically determined to be impaired and/or management believes, after considering collection efforts and other factors, that the borrower's financial condition is such that collection of interest is doubtful. Normally, any unpaid interest previously accrued on those loans is reversed against current period interest income. A loan may be restored to accrual status when its financial status has significantly improved and there is no principal or interest past due. A loan may also be restored to accrual status if the borrower makes six consecutive monthly payments or the lump sum equivalent. Income on nonaccrual loans is generally not recognized unless a loan is returned to accrual status or after all principal has been collected. Interest income generally is not recognized on impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are generally applied as a reduction of the loan principal balance. Delinquency status is determined based on contractual terms for all portfolio segments and loan classes. Loans past due 30 days or more are considered delinquent.
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
The following table summarizes activity in the accretable loan premium component for the acquired loan portfolio:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$434	$468	$454	$491
Loan premium amortization	(20)	(23)	(40)	(46)
Balance at end of period	$414	$445	$414	$445
Loan premium amortization has been charged to Interest and fees on loans on the Company's statements of income for the periods reported. The remaining accretable loan premium component balance was $414 thousand at June 30, 2013 and $454 thousand at December 31, 2012. The balance of the nonaccretable credit risk component was $296 thousand at June 30, 2013 and December 31, 2012. The net carrying amounts of the acquired loans were $19.3 million and $22.9 million at June 30, 2013 and December 31, 2012, respectively, and are included in the loan balances below.

Union Bankshares, Inc. Page 11

The composition of Net loans as of the balance sheet dates was as follows:

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Residential real estate	$162,805	$154,938
Construction real estate	33,347	36,018
Commercial real estate	208,583	197,240
Commercial	21,770	21,463
Consumer	5,624	6,065
Municipal	12,655	28,421
Gross loans	444,784	444,145
Allowance for loan losses	(4,752)	(4,657)
Net deferred loan costs	130	139
Net loans	$440,162	$439,627
Residential real estate loans aggregating $4.5 million and $11.4 million at June 30, 2013 and December 31, 2012, respectively, were pledged as collateral on deposits of municipalities. Qualified residential first mortgage loans held by Union may be pledged as collateral for borrowings from the Federal Home Loan Bank (FHLB) of Boston under a blanket lien.

A summary of current, past due and nonaccrual loans as of the balance sheet dates follows:

June 30, 2013	Current	30-59 Days	60-89 Days	90 Days and Over and accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$159,286	$248	$665	$885	$1,721	$162,805
Construction real estate	33,315	—	6	—	26	33,347
Commercial real estate	206,070	1,788	444	12	269	208,583
Commercial	21,695	23	—	—	52	21,770
Consumer	5,566	16	—	8	34	5,624
Municipal	12,655	—	—	—	—	12,655
Total	$438,587	$2,075	$1,115	$905	$2,102	$444,784

December 31, 2012	Current	30-59 Days	60-89 Days	90 Days and Over and accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$148,479	$2,573	$1,274	$296	$2,316	$154,938
Construction real estate	35,944	24	6	—	44	36,018
Commercial real estate	193,079	2,943	812	—	406	197,240
Commercial	20,541	811	39	—	72	21,463
Consumer	6,012	31	10	11	1	6,065
Municipal	28,421	—	—	—	—	28,421
Total	$432,476	$6,382	$2,141	$307	$2,839	$444,145

Aggregate interest on nonaccrual loans not recognized was $1.1 million and $1.0 million as of June 30, 2013 and 2012, respectively, and $1.0 million as of December 31, 2012.

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

The allowance consists of specific, general and unallocated components. The specific component relates to the loans that are classified as impaired. Loans are evaluated for impairment and may be classified as impaired when management believes it is probable that the Company will not collect all the contractual interest and principal payments as scheduled in the loan agreement. Impaired loans may also include troubled loans that are restructured. A troubled debt restructuring (TDR) occurs when the Company, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that would otherwise not be granted. TDR may include the transfer of assets to the Company in partial satisfaction of a troubled loan, a modification of a loan's terms (such as reduction of stated interest rates below market rates, extension of maturity that does not conform to the Company's policies, reduction of face amount of the loan, reduction of accrued interest, or reduction or deferment of loan payments ), or a combination. A specific reserve amount is allocated to the allowance for individual loans that have been classified as impaired based on management's estimate of the fair value of the collateral for collateral dependent loans, an observable market price, or the present value of anticipated future cash flows. The Company accounts for the change in present value attributable to the passage of time in the loan loss reserve. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer, real estate or small balance commercial loans for impairment evaluation, unless such loans are subject to a restructuring agreement or have been identified as impaired as part of a larger customer relationship.

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
Changes in the Allowance for loan losses, by class of loans, for the three and six months ended June 30, 2013 and 2012 were as follows:

For The Three Months Ended June 30, 2013	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, March 31, 2013	$1,281	$373	$2,722	$175	$34	$32	$97	$4,714
Provision (credit) for loan losses	24	71	47	36	(1)	(18)	(84)	75
Recoveries of amounts charged off	9	3	—	2	1	—	—	15
	1,314	447	2,769	213	34	14	13	4,804
Amounts charged off	(16)	(16)	—	(18)	(2)	—	—	(52)
Balance, June 30, 2013	$1,298	$431	$2,769	$195	$32	$14	$13	$4,752

For The Three Months Ended June 30, 2012	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, March 31, 2012	$1,260	$381	$2,405	$248	$54	$27	$31	$4,406
Provision (credit) for loan losses	39	43	49	16	—	(13)	46	180
Recoveries of amounts charged off	7	3	—	1	8	—	—	19
	1,306	427	2,454	265	62	14	77	4,605
Amounts charged off	(8)	(8)	(3)	—	(6)	—	—	(25)
Balance, June 30, 2012	$1,298	$419	$2,451	$265	$56	$14	$77	$4,580

Union Bankshares, Inc. Page 14

For The Six Months Ended June 30, 2013	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2012	$1,291	$456	$2,532	$159	$39	$30	$150	$4,657
Provision (credit) for loan losses	23	(15)	237	51	(8)	(16)	(137)	135
Recoveries of amounts charged off	10	6	—	3	7	—	—	26
	1,324	447	2,769	213	38	14	13	4,818
Amounts charged off	(26)	(16)	—	(18)	(6)	—	—	(66)
Balance, June 30, 2013	$1,298	$431	$2,769	$195	$32	$14	$13	$4,752

For The Six Months Ended June 30, 2012	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2011	$1,250	$367	$2,278	$232	$60	$21	$18	$4,226
Provision (credit) for loan losses	49	54	176	29	—	(7)	59	360
Recoveries of amounts charged off	7	6	—	4	12	—	—	29
	1,306	427	2,454	265	72	14	77	4,615
Amounts charged off	(8)	(8)	(3)	—	(16)	—	—	(35)
Balance, June 30, 2012	$1,298	$419	$2,451	$265	$56	$14	$77	$4,580

The allocation of the Allowance for loan losses, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates was as follows:

June 30, 2013	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$51	$16	$20	$3	$—	$—	$—	$90
Collectively evaluated for impairment	1,247	415	2,749	192	32	14	13	4,662
Total allocated	$1,298	$431	$2,769	$195	$32	$14	$13	$4,752

December 31, 2012	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$49	$18	$53	$—	$—	$—	$—	$120
Collectively evaluated for impairment	1,242	438	2,479	159	39	30	150	4,537
Total allocated	$1,291	$456	$2,532	$159	$39	$30	$150	$4,657

Union Bankshares, Inc. Page 15

The recorded investment in loans, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates was as follows:

June 30, 2013	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$888	$351	$3,262	$117	$—	$—	$4,618
Collectively evaluated for impairment	153,957	32,990	194,974	21,306	5,443	12,169	420,839
	154,845	33,341	198,236	21,423	5,443	12,169	425,457
Acquired loans	7,960	6	10,347	347	181	486	19,327
Total	$162,805	$33,347	$208,583	$21,770	$5,624	$12,655	$444,784

December 31, 2012	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$703	$145	$3,427	$127	$—	$—	$4,402
Collectively evaluated for impairment	144,921	35,866	181,406	20,851	5,846	27,913	416,803
	145,624	36,011	184,833	20,978	5,846	27,913	421,205
Acquired loans	9,314	7	12,407	485	219	508	22,940
Total	$154,938	$36,018	$197,240	$21,463	$6,065	$28,421	$444,145

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

Union Bankshares, Inc. Page 16

The following tables summarize the loan ratings applied to the Company's loans by class as of the balance sheet dates:

June 30, 2013	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$141,026	$30,253	$138,330	$18,608	$5,307	$12,169	$345,693
Satisfactory/Monitor	11,052	2,591	51,043	2,451	120	—	67,257
Substandard	2,767	497	8,863	364	16	—	12,507
Total	154,845	33,341	198,236	21,423	5,443	12,169	425,457
Acquired loans	7,960	6	10,347	347	181	486	19,327
Total	$162,805	$33,347	$208,583	$21,770	$5,624	$12,655	$444,784

December 31, 2012	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$134,737	$30,115	$130,956	$18,258	$5,722	$27,913	$347,701
Satisfactory/Monitor	7,749	5,751	46,174	2,476	102	—	62,252
Substandard	3,138	145	7,703	244	22	—	11,252
Total	145,624	36,011	184,833	20,978	5,846	27,913	421,205
Acquired loans	9,314	7	12,407	485	219	508	22,940
Total	$154,938	$36,018	$197,240	$21,463	$6,065	$28,421	$444,145

Acquired loans are risk rated, as appropriate, according to the Company's loan rating system, but such ratings are not taken into account in establishing the allowance for loan losses. Rather, in accordance with applicable accounting principles, acquired loans are initially recorded at fair value, determined based upon an estimate of the amount and timing of both principal and interest cash flows expected to be collected and discounted using a market interest rate, which includes an estimate of future credit losses expected to be incurred over the life of the portfolio. The primary credit quality indicator for acquired loans is whether there has been a decrease in expected cash flows. Monitoring of this portfolio is ongoing to determine if there is evidence of deterioration in credit quality since acquisition. As of June 30, 2013, there was no allowance for loan losses for acquired loans.

Union Bankshares, Inc. Page 17

The following table provides information with respect to impaired loans by class of loan as of and for the three and six months ended June 30, 2013:

	As of June 30, 2013			For The Three Months Ended June 30, 2013		For The Six Months Ended June 30, 2013
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With an allowance recorded:
Residential real estate	$446	$457	$51
Construction real estate	325	325	16
Commercial real estate	2,102	2,102	20
Commercial	117	117	3
	2,990	3,001	90
With no allowance recorded:
Residential real estate	442	601	—
Construction real estate	26	48	—
Commercial real estate	1,160	1,256	—
	1,628	1,905	—
Total:
Residential real estate	888	1,058	51	$820	$4	$781	$8
Construction real estate	351	373	16	246	1	213	2
Commercial real estate	3,262	3,358	20	3,329	41	3,362	70
Commercial	117	117	3	120	2	122	4
Total	$4,618	$4,906	$90	$4,515	$48	$4,478	$84
____________________

(1)	Does not reflect government guaranties on impaired loans as of June 30, 2013 totaling $750 thousand.

The following table provides information with respect to impaired loans by class of loan as of and for the three and six months ended June 30, 2012:

	As of June 30, 2012			For The Three Months Ended June 30, 2012		For The Six Months Ended June 30, 2012
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Total:
Residential real estate	$399	$489	$19	$403	$2	$408	$2
Construction real estate	43	48	13	21	—	14	—
Commercial real estate	2,761	2,830	104	2,426	23	2,359	69
Total	$3,203	$3,367	$136	$2,850	$25	$2,781	$71
____________________

(1)	Does not reflect government guaranties on impaired loans as of June 30, 2012 totaling $87 thousand.

Union Bankshares, Inc. Page 18

The following table provides information with respect to impaired loans as of December 31, 2012:

	December 31, 2012
	Recorded Investment (1)	Principal Balance (1)	Related Allowance
	(Dollars in thousands)
With an allowance recorded:
Residential real estate	$354	$360	$49
Construction real estate	145	150	18
Commercial real estate	2,380	2,411	53
	2,879	2,921	120
With no allowance recorded:
Residential real estate	349	491	—
Commercial real estate	1,047	1,133	—
Commercial	127	127	—
	1,523	1,751	—

Total:
Residential real estate	703	851	49
Construction real estate	145	150	18
Commercial real estate	3,427	3,544	53
Commercial	127	127	—
Total	$4,402	$4,672	$120
____________________

(1)	Does not reflect government guaranties on impaired loans as of December 31, 2012 totaling $770 thousand.

The following is a summary of TDR loans by class of loan as of the following dates:

	June 30, 2013		December 31, 2012
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
Residential real estate	4	$419	5	$479
Construction real estate	2	130	2	145
Commercial real estate	2	502	3	2,226
Total	8	$1,051	10	$2,850
The TDR loans above represent loan modifications in which a concession was provided to the borrower, such as due date extensions, maturity date extensions, interest rate reductions or the forgiveness of accrued interest. Troubled loans, that are restructured and meet established thresholds, are classified as impaired and a specific reserve amount is allocated to the allowance on the basis of the fair value of the collateral for collateral dependent loans, an observable market price, or the present value of anticipated future cash flows.

Union Bankshares, Inc. Page 19

There was no new TDR activity during the three and six months ended June 30, 2013. The following table provides new TDR activity for the three and six months ended June 30, 2012:

	New TDRs During the			New TDRs During the
	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in thousands)
Construction real estate	1	$43	$43	1	$43	$43

There were no TDR loans modified within the previous twelve months that had subsequently defaulted during the three and six month periods ended June 30, 2013 or June 30, 2012. TDR loans are considered defaulted at 90 days past due.

At June 30, 2013 and December 31, 2012, the Company was not committed to lend any additional funds to borrowers whose loans were nonperforming, impaired or restructured.

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

Net periodic pension benefit cost for the three and six months ended June 30 consisted of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Service cost	$—	$294	$—	$550
Interest cost on projected benefit obligation	175	220	350	442
Expected return on plan assets	(252)	(237)	(504)	(474)
Amortization of prior service cost	—	2	—	4
Amortization of net loss	95	158	95	294
Net periodic benefit (credit) cost	$18	$437	$(59)	$816

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

Union Bankshares, Inc. Page 20

As of the balance sheet dates, the components of Accumulated other comprehensive loss, net of tax, were:

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Net unrealized (loss) gain on investment securities available-for-sale	$(100)	$508
Defined benefit pension plan:
Net unrealized actuarial loss	(2,488)	(2,518)
Total	$(2,588)	$(2,010)

The following table discloses the tax effects allocated to each component of other comprehensive (loss) income for the three months ended June 30:

	Three Months Ended
	June 30, 2013			June 30, 2012
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
	(Dollars in thousands)
Investment securities available-for-sale:
Net unrealized holding (losses) gains arising during the period on investment securities available-for-sale	$(936)	$318	$(618)	$139	$(47)	$92
Reclassification adjustment for net losses (gains) on investment securities available-for-sale realized in net income	4	(1)	3	(2)	1	(1)
Total	(932)	317	(615)	137	(46)	91
Defined benefit pension plan:
Reclassification adjustment for amortization of net actuarial loss realized in net income	95	(32)	63	158	(54)	104
Reclassification adjustment for amortization of prior service cost realized in net income	—	—	—	2	(1)	1
Total	95	(32)	63	160	(55)	105
Total other comprehensive (loss) income	$(837)	$285	$(552)	$297	$(101)	$196

Union Bankshares, Inc. Page 21

The following table discloses the tax effects allocated to each component of other comprehensive (loss) income for the six months ended June 30:

	Six Months Ended
	June 30, 2013			June 30, 2012
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
	(Dollars in thousands)
Investment securities available-for-sale:
Net unrealized holding (losses) gains arising during the period on investment securities available-for-sale	$(922)	$313	$(609)	$82	$(28)	$54
Reclassification adjustment for net losses (gains) on investment securities available-for-sale realized in net income	1	—	1	(44)	15	(29)
Total	(921)	313	(608)	38	(13)	25
Defined benefit pension plan:
Net actuarial (loss) gain arising during the period	(49)	16	(33)	39	(13)	26
Reclassification adjustment for amortization of net actuarial loss realized in net income	95	(32)	63	294	(100)	194
Reclassification adjustment for amortization of prior service cost realized in net income	—	—	—	4	(2)	2
Total	46	(16)	30	337	(115)	222
Total other comprehensive (loss) income	$(875)	$297	$(578)	$375	$(128)	$247

The following table discloses information concerning the reclassification adjustments from other comprehensive (loss) income for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Reclassification Adjustment Description					Affected Line Item in Statements of Income

Investment securities available-for-sale:
Net losses (gains) on investment securities available-for-sale	$4	$(2)	$1	$(44)	Net (losses) gains on sales of investment securities available-for-sale
Tax (expense) benefit	(1)	1	—	15	Provision for income taxes
	3	(1)	1	(29)	Net income
Defined benefit pension plan:
Net actuarial loss	95	158	95	294	Pension and employee benefits
Prior service cost	—	2	—	4	Pension and employee benefits
	95	160	95	298	Income before provision for income taxes
Tax expense	(32)	(55)	(32)	(102)	Provision for income taxes
	63	105	63	196	Net income
Total reclassifications	$66	$104	$64	$167	Net income

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

Union Bankshares, Inc. Page 23

Assets measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
June 30, 2013:
Investment securities available-for-sale (market approach)
Debt securities:
U.S. Government-sponsored enterprises	$11,950	$—	$11,950	$—
Agency mortgage-backed	2,039	—	2,039	—
State and political subdivisions	10,073	—	10,073	—
Corporate	2,647	1,650	997	—
Total debt securities	26,709	1,650	25,059	—
Marketable equity securities	903	903	—	—
Mutual funds	207	207	—	—
Total	$27,819	$2,760	$25,059	$—

December 31, 2012:
Investment securities available-for-sale (market approach)
Debt securities:
U.S. Government-sponsored enterprises	$4,519	$—	$4,519	$—
Agency mortgage-backed	1,379	—	1,379	—
State and political subdivisions	10,462	—	10,462	—
Corporate	3,300	2,529	771	—
Total debt securities	19,660	2,529	17,131	—
Marketable equity securities	797	797	—	—
Mutual funds	173	173	—	—
Total	$20,630	$3,499	$17,131	$—

There were no significant transfers in or out of Levels 1 and 2 for the three and six months ended June 30, 2013. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as impaired loans, investment securities held-to-maturity and other real estate owned, were not considered material at June 30, 2013 or December 31, 2012. The Company has not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.

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

Loans: Fair values of loans are estimated for portfolios of loans with similar financial characteristics and segregated by loan class or segment. For variable-rate loan categories that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts adjusted for credit risk. The fair values for other loans (for example, fixed-rate residential, commercial real estate, and rental property mortgage loans as well as commercial and industrial loans) are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future cash flows, future expected loss experience and risk characteristics. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable. The fair value methods and assumptions that utilize unobservable inputs as defined by current accounting standards are classified as Level 3.

Accrued interest receivable and payable: The carrying amounts of accrued interest approximate their fair values and are classified as Level 1,2, or 3 in accordance with the classification of the related principal's valuation.

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

Union Bankshares, Inc. Page 25

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	June 30, 2013
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$12,254	$12,254	$12,254	$—	$—
Interest bearing deposits in banks	22,262	22,446	—	22,446	—
Investment securities	37,032	36,639	2,760	33,879	—
Loans held for sale	4,460	4,501	—	4,501	—
Loans, net
Residential real estate	161,555	163,204	—	—	163,204
Construction real estate	32,926	32,377	—	—	32,377
Commercial real estate	205,861	208,979	—	—	208,979
Commercial	21,581	20,860	—	—	20,860
Consumer	5,594	5,678	—	—	5,678
Municipal	12,645	13,397	—	—	13,397
Accrued interest receivable	1,573	1,573	11	252	1,310
Nonmarketable equity securities	2,053	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$79,888	$79,888	$79,888	$—	$—
Interest bearing	266,176	266,176	—	266,176	—
Time	127,953	128,595	—	128,595	—
Borrowed funds
Short-term	9,355	9,355	9,355	—	—
Long-term	10,823	11,892	—	11,892	—
Accrued interest payable	105	105	—	105	—

Union Bankshares, Inc. Page 26

	December 31, 2012
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$46,510	$46,510	$46,510	$—	$—
Interest bearing deposits in banks	21,922	22,158	—	22,158	—
Investment securities	26,126	26,107	3,499	22,608	—
Loans held for sale	11,014	11,313	—	11,313	—
Loans, net
Residential real estate	153,696	146,216	—	—	146,216
Construction real estate	35,573	41,364	—	—	41,364
Commercial real estate	194,630	195,419	—	—	195,419
Commercial	21,297	20,676	—	—	20,676
Consumer	6,027	6,192	—	—	6,192
Municipal	28,404	32,649	—	—	32,649
Accrued interest receivable	1,539	1,539	15	194	1,330
Nonmarketable equity securities	1,976	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$83,715	$83,715	$83,715	$—	$—
Interest bearing	273,505	273,509	—	273,509	—
Time	152,773	153,565	—	153,565	—
Borrowed funds
Short-term	3,989	3,989	3,989	—	—
Long-term	11,758	14,272	—	14,272	—
Accrued interest payable	300	300	—	300	—
The carrying amounts in the preceding tables are included in the balance sheet under the applicable captions.

Note 12. Subsequent Events
Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with U.S. GAAP. Events occurring subsequent to June 30, 2013 have been evaluated as to their potential impact to the consolidated financial statements.

On July 17, 2013, the Company declared a $0.25 per share regular quarterly cash dividend payable August 8, 2013, to stockholders of record on July 27, 2013.

Union Bankshares, Inc. Page 27

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
GENERAL
The following discussion and analysis by management focuses on those factors that, in management's view, had a material effect on the financial position of Union Bankshares, Inc. (the Company) as of June 30, 2013 and December 31, 2012, and its results of operations for the three and six months ended June 30, 2013 and 2012. This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company's Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of the Company's management, the interim unaudited data reflects all adjustments, consisting only of normal recurring adjustments, and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim periods presented. Management is not aware of the occurrence of any events after June 30, 2013 which would materially affect the information presented.

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

Forward-looking statements reflect management's current expectations and are subject to uncertainties, both general and specific, and risk exists that actual results will differ from those predictions, forecasts, projections and other estimates contained in forward-looking statements. These risks cannot be readily quantified. When management uses any of the words “believes,” “expects,” “anticipates,” “intends,” "projects," “plans,” “seeks,” “estimates,” "targets," "goals," “may,” "might," “could,” “would,” “should,” or similar expressions, they are making forward-looking statements. Many possible events or factors, including those beyond the control of management, could affect the future financial results and performance of the Company. This could cause results or performance to differ materially from those expressed in forward-looking statements. The possible events or factors that might affect the forward-looking statements include, but are not limited to, the listing in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 and the items added below in this report on Form 10-Q:

•	investments may not be called as expected due to a rise in long-term interest rates, resulting in a cash inflow reduction or may become other than temporarily impaired;

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

Union Bankshares, Inc. Page 28

speak only as of the date they are made and the Company undertakes no obligation to update them to reflect new or changed information or events, except as may be required by federal securities laws.

RECENT DEVELOPMENTS

Data suggests economic activity has expanded at a moderate pace during the first half of 2013. National unemployment rates continue to remain elevated even though there has been improvement in the labor markets. Household spending and business fixed investment saw continued improvement, and the housing sector has strengthened, but mortgage rates have risen and fiscal policy appears to be restraining economic growth. Inflation is somewhat below the Federal Open Market Committee's (FOMC) long-term objective.

It appears that short-term interest rates will continue at historic lows as the FOMC is likely to keep the target range for federal funds rate at 0-25 basis points in order to promote the ongoing economic recovery. The FOMC intends on maintaining this target range as long as the federal unemployment rate remains above 6.5% and inflation remains under control. The Federal Reserve continues to put downward pressure on longer-term interest rates by extending the duration of its treasury securities and continues to reinvest principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities. The FOMC will closely monitor incoming information on economic and financial developments in coming months.

In Vermont the statewide unemployment rate was 4.4% at June 30, 2013 and 5.1% at December 31, 2012, while in New Hampshire the unemployment rate was at 5.2% at June 30, 2013 and 5.7% at December 31, 2012 The Vermont percentage at June 30, 2013 is the lowest the unemployment rate has been since January of 2008. Rates for both states compare favorably with the national rate of 7.6% at June 30, 2013.

In response to the earlier financial crisis affecting the banking and financial markets, the resulting recession and the changing political environment, many new laws, regulations and programs have been adopted that will or may impact the Company's future earnings and/or efficiency, many of which were referenced in our 2012 Annual Report on Form 10-K. Several of the laws, regulations, and programs mentioned in our 2012 Annual Report on Form 10-K were in the proposed status and have since become effective for the Company. The following are the most relevant:

•
Among the new regulations imposed by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) are new residential mortgage provisions that mandate more extensive disclosures, require lenders to offer terms that reasonably reflect the consumers' ability to repay a loan, prohibit mandatory arbitration provisions, add new customer protections for high-cost mortgages and set escrow account and appraisal standards. Several final rules were issued during the first quarter of 2013 with effective dates within one year of issuance. Management is currently reviewing the final rules and will implement changes to our processes and related disclosures as deemed necessary.

•
The Company has evaluated its capital adequacy under the final BASEL III requirements on a pro forma basis and as of June 30, 2013, it would be considered well capitalized under such requirements, including as fully phased in.

•
Recently the Consumer Financial Protection Bureau finalized rules that govern how mortgage servicers communicate with consumers, offer loss mitigation and foreclosure avoidance options, and conduct the foreclosure process. These rules are promulgated under amendments to the Truth in Lending Act and the Real Estate Settlement Procedures Act adopted as part of the Dodd-Frank Act. These rules become effective January 18, 2014.

•
Continued implementation of new national and Vermont health care laws will impact individuals and businesses in the coming years and the effect of that impact on the Company and its customers cannot yet be quantified.

Nonbranch methods for customers to access their financial accounts continue to grow in importance and therefore Union now offers a mobile banking option to all customers wanting this method of nonbranch banking. Other electronic alternatives will continue to be explored.

Union's Green Mountain Mall branch in St. Johnsbury, Vermont was closed on April 5, 2013. Customers continue to be served at one of the other three branches located in proximity to the Green Mountain Mall location and account closures have been minimal since the branch closure occurred. The branch staff has been reassigned to other local offices and the lease on the office terminated June 30, 2013.

As previously reported in our 2012 Annual Report on Form 10-K, effective October 5, 2012, Union Bank's Pension Plan was closed to new participants and benefit accrual for participants was frozen. In light of that decision, Union

Union Bankshares, Inc. Page 29

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

OVERVIEW

The Company's net income was $1.8 million for the quarter ended June 30, 2013 compared to $1.4 million for the quarter ended June 30, 2012, an increase of $359 thousand, or 25.0%. These results reflected the net effect of an increase in net interest income of $134 thousand, or 2.5%, a decrease in noninterest expenses of $341 thousand, or 6.1% and a decrease in the provision for loan losses of $105 thousand, or 58.3%, partially offset by a decrease of $48 thousand, or 2.2%, in noninterest income and a $173 thousand, or 54.2%, increase in the provision for income taxes.

The Company continues to face a challenging low interest rate environment as the prime rate has remained unchanged at 3.25% since December 2008. Total interest income decreased by $106 thousand, or 1.7%, to $6.1 million for the second quarter of 2013, versus $6.2 million for the second quarter of 2012, while interest expense decreased $240 thousand, or 28.1%, between periods, from $853 thousand for the second quarter of 2012 to $613 thousand for the second quarter of 2013. These changes in interest income and interest expense resulted in net interest income of $5.5 million for the second quarter of 2013, up $134 thousand, or 2.5%, from the second quarter of 2012 of $5.3 million. The continued static low prime rate or further drops in the prime rate and/or increases in competitors' deposit rates or market borrowing rates could be problematic for the Company if loans were to refinance to a lower rate or individual variable rate loan and investment instruments reprice downward at a faster rate than the downward repricing of funding costs. In addition, there is very little relative reduction that can be made in future periods from the deposit rates currently paid as it appears customers are staying in short-term time or nontime deposit accounts which are all currently paying an interest rate of less than one-half percent.

Noninterest income decreased $48 thousand, or 2.2%, for the quarter due to several contributing factors, but primarily due to lower net gains on sales of loans held for sale, which decreased $85 thousand, or 12.7%, from $668 thousand for the quarter ended June 30, 2012 to $583 thousand for the quarter ended June 30, 2013, despite an increase in the volume of residential loans sold to the secondary market from $25.9 million in the second quarter of 2012 to $32.5

Union Bankshares, Inc. Page 30

million in the second quarter of 2013, an increase of $6.6 million, or 25.7%. The increased volume of loan sales was driven by the sustained low long-term mortgage rates, which continued to result in strong loan demand in our branches and the South Burlington loan production office though the rise in long-term rates at the end of the second quarter of 2013 may slow mortgage originations. The decrease in net gains on sales of loans for the quarter was partially offset by a $34 thousand increase in loan servicing fees due to the increased volume of residential real estate loans serviced.

Pension and employee benefits decreased $419 thousand, or 39.6%, for the three month period ended June 30, 2013 compared to the same period for 2012 mainly due to the October 5, 2012 freeze on the pension plan which stopped accrual of benefits and closed the plan to new participants. Equipment expenses increased $47 thousand, or 13.8%, for the three month period ended June 30, 2013 compared to the same period for 2012 due to the renewal of license and maintenance fees that were initially included in the original purchase cost of the related equipment and the accelerated depreciation on equipment that remained at the Green Mountain Mall branch after vacating the space in April 2013. Other noninterest expenses were up $25 thousand, or 1.3%, for the three months ended June 30, 2013.

The Company's effective tax rate increased to 21.5% for the three months ended June 30, 2013 from 18.2% for the same period in 2012, as taxable income increased and was partially offset by increases in both tax exempt income and tax credits from affordable housing partnership investments.

At June 30, 2013, the Company had total consolidated assets of $546.7 million, including gross loans and loans held for sale (total loans) of $449.2 million, deposits of $474.0 million, borrowed funds of $20.2 million and stockholders' equity of $45.8 million. The Company’s total assets decreased $30.6 million, or 5.3%, from $577.3 million at December 31, 2012. The decrease in total assets is primarily a result of municipal loans decreasing $15.8 million and cash and cash equivalents dropping $34.3 million as municipal deposits decreased $32.1 million compared to levels at year end. This is a normal seasonal fluctuation due primarily to the effects of the annual municipal funding cycle in the State of Vermont, where the vast majority of municipal borrowers pay off their annual line of credit for one day each fiscal year which is normally the last business day of June.

Net loans and loans held for sale decreased a total of $6.0 million, or 1.3%, to $444.6 million, or 81.3%, of total assets at June 30, 2013, compared to $450.6 million, or 78.1%, of total assets at December 31, 2012.

Deposits decreased $36.0 million, or 7.1%, to $474.0 million at June 30, 2013, from $510.0 million at December 31, 2012. Similar to the decline in total assets at June 30, 2013 compared to December 31, 2012, total deposits decreased primarily as a result of the seasonal fluctuation of the municipal funding cycle in that municipalities redeem deposit monies to paydown outstanding loan balances.

The Company's total capital increased from $45.0 million at December 31, 2012 to $45.8 million at June 30, 2013. The regulatory guidelines for the well capitalized capital category continue to be met with the total risk based capital ratio increasing to 13.19% at June 30, 2013 from 12.95% at December 31, 2012. The regulatory guideline for well capitalized is 10.0% and the minimum requirement is 8.0%.

Union Bankshares, Inc. Page 31

The following unaudited per share information and key ratios depict several measurements of performance or financial condition for the three and six months ended June 30, 2013 and 2012, respectively:

	Three Months Ended or At June 30,		Six Months Ended or At June 30,
	2013	2012	2013	2012
Return on average assets (ROA) (1)	1.27%	1.04%	1.25%	0.97%
Return on average equity (1)	15.65%	14.17%	15.51%	13.16%
Net interest margin (1)(2)	4.25%	4.30%	4.20%	4.29%
Efficiency ratio (3)	68.57%	72.67%	67.72%	74.26%
Net interest spread (4)	4.15%	4.18%	4.10%	4.16%
Loan to deposit ratio	94.77%	94.96%	94.77%	94.96%
Net loan charge-offs to average loans not held for sale (1)	0.03%	0.01%	0.02%	*
Allowance for loan losses to loans not held for sale (5)	1.07%	1.09%	1.07%	1.09%
Nonperforming assets to total assets (6)	0.67%	1.31%	0.67%	1.31%
Equity to assets	8.38%	7.68%	8.38%	7.68%
Total capital to risk weighted assets	13.19%	12.22%	13.19%	12.22%
Book value per share	$10.27	$9.20	$10.27	$9.20
Earnings per share	$0.40	$0.32	$0.79	$0.60
Dividends paid per share	$0.25	$0.25	$0.50	$0.50
Dividend payout ratio (7)	62.50%	78.13%	63.29%	83.33%
____________________

*	Net charge-offs were so small that the percentage was less than 0.01%.

(1)	Annualized.

(2)	The ratio of tax equivalent net interest income to average earning assets. See pages 33 and 34 for more information.

(3)
The ratio of noninterest expense ($5.2 million in 2013 and $5.6 million in 2012) to tax equivalent net interest income ($5.6 million in 2013 and $5.5 million in 2012) and noninterest income ($2.1 million in 2013 and $2.2 million in 2012) excluding securities (losses) gains ($(4) thousand in 2013 and $2 thousand in 2012) for the three months ended June 30, 2013 and 2012, respectively.

The ratio of noninterest expense ($10.4 million in 2013 and $11.1 million in 2012) to tax equivalent net interest income ($11.1 million in 2013 and $10.9 million in 2012) and noninterest income ($4.3 million in 2013 and $4.0 million in 2012) excluding securities (losses) gains ($(1) thousand in 2013 and $44 thousand in 2012) for the six months ended June 30, 2013 and 2012, respectively.

(4)	The difference between the average rate earned on earning assets and the average rate paid on interest bearing liabilities. See pages 33 and 34 for more information.

(5)
Calculation includes the net carrying amount of loans recorded at fair value from the branch acquisitions as of June 30, 2013 ($19.3 million) and June 30, 2012 ($26.0 million). Excluding such loans, the allowance for loan losses to loans not purchased and not held for sale was 1.12% at June 30, 2013 and 1.16% at June 30, 2012.

(6)	Nonperforming assets are loans or investment securities that are in nonaccrual or 90 or more days past due as well as Other Real Estate Owned ("OREO") or Other Assets Owned ("OAO").

(7)	Cash dividends declared and paid per share divided by consolidated net income per share.

RESULTS OF OPERATIONS

Net Interest Income. The largest component of the Company’s operating income is net interest income, which is the difference between interest and dividend income received from interest earning assets and the interest expense paid on interest bearing liabilities. The Company’s net interest income increased $134 thousand, or 2.5%, to $5.5 million for the three months ended June 30, 2013 from $5.3 million for the three months ended June 30, 2012. The net interest spread decreased 3 basis points to 4.15% for the three months ended June 30, 2013, from 4.18% for the three months ended June 30, 2012 despite a 23 basis point drop in the average interest rate paid on interest bearing liabilities, from 0.79% for the three months ended June 30, 2012 to 0.56% for the three months ended June 30, 2013, as the average yields earned on interest earning assets dropped 26 basis points from 4.97% for the quarter ended June 30, 2012 to

Union Bankshares, Inc. Page 32

4.71% for the quarter ended June 30, 2013. The net interest margin for the second quarter of 2013 decreased 5 basis points to 4.25% from 4.30% for the second quarter of 2012. The prolonged low rate environment continues to put pressure on the Company's net interest spread and margin.

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

	Three Months Ended June 30,
	2013			2012
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$16,670	$10	0.25%	$10,407	$3	0.12%
Interest bearing deposits in banks	22,624	59	1.05%	23,627	72	1.22%
Investment securities (1), (2)	36,704	221	2.76%	40,388	267	3.07%
Loans, net (1), (3)	453,798	5,787	5.23%	437,411	5,840	5.48%
Nonmarketable equity securities	1,811	2	0.44%	1,868	3	0.56%
Total interest earning assets (1)	531,607	6,079	4.71%	513,701	6,185	4.97%
Cash and due from banks	4,390			5,316
Premises and equipment	10,283			10,346
Other assets	19,385			21,887
Total assets	$565,665			$551,250
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$90,975	$20	0.09%	$86,107	$37	0.17%
Savings/money market accounts	179,839	90	0.20%	162,963	101	0.25%
Time deposits	146,358	376	1.03%	153,934	481	1.26%
Borrowed funds	16,913	127	2.97%	28,678	234	3.22%
Total interest bearing liabilities	434,085	613	0.56%	431,682	853	0.79%
Noninterest bearing deposits	80,038			69,882
Other liabilities	5,619			9,115
Total liabilities	519,742			510,679
Stockholders' equity	45,923			40,571
Total liabilities and stockholders’ equity	$565,665			$551,250
Net interest income		$5,466			$5,332
Net interest spread (1)			4.15%			4.18%
Net interest margin (1)			4.25%			4.30%
__________________

(1)	Average yields reported on a tax equivalent basis using a marginal tax rate of 34%.

(2)	Average balances of investment securities are calculated on the amortized cost basis and include nonaccrual securities, if applicable.

(3)	Includes loans held for sale as well as nonaccrual loans, unamortized costs and unamortized premiums and is net of the allowance for loan losses.

Union Bankshares, Inc. Page 33

	Six Months Ended June 30,
	2013			2012
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$22,244	$23	0.21%	$11,167	$7	0.13%
Interest bearing deposits in banks	22,635	119	1.06%	23,603	149	1.27%
Investment securities (1), (2)	33,004	415	2.92%	42,672	570	3.07%
Loans, net (1), (3)	451,693	11,455	5.23%	432,989	11,650	5.52%
Nonmarketable equity securities	1,873	4	0.41%	1,907	5	0.52%
Total interest earning assets (1)	531,449	12,016	4.68%	512,338	12,381	4.98%
Cash and due from banks	4,581			5,666
Premises and equipment	10,294			9,817
Other assets	19,539			22,012
Total assets	$565,863			$549,833
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$90,856	$41	0.09%	$83,174	$76	0.18%
Savings/money market accounts	178,934	180	0.20%	160,549	201	0.25%
Time deposits	147,716	783	1.07%	155,664	1,002	1.29%
Borrowed funds	16,812	257	3.04%	29,272	484	3.27%
Total interest bearing liabilities	434,318	1,261	0.58%	428,659	1,763	0.82%
Noninterest bearing deposits	80,380			71,556
Other liabilities	5,583			9,114
Total liabilities	520,281			509,329
Stockholders' equity	45,582			40,504
Total liabilities and stockholders’ equity	$565,863			$549,833
Net interest income		$10,755			$10,618
Net interest spread (1)			4.10%			4.16%
Net interest margin (1)			4.20%			4.29%
__________________

(1)	Average yields reported on a tax equivalent basis using a marginal tax rate of 34%.

(2)	Average balances of investment securities are calculated on the amortized cost basis and include nonaccrual securities, if applicable.

(3)	Includes loans held for sale as well as nonaccrual loans, unamortized costs and unamortized premiums and is net of the allowance for loan losses.

Union Bankshares, Inc. Page 34

Tax exempt interest income amounted to $364 thousand and $349 thousand for the three months ended June 30, 2013 and 2012, respectively and $713 thousand and $680 thousand for the six months ended June 30, 2013 and 2012, respectively. The following table presents the effect of tax exempt income on the calculation of net interest income, using a marginal tax rate of 34% for 2013 and 2012:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Net interest income as presented	$5,466	$5,332	$10,755	$10,618
Effect of tax-exempt interest
Investment securities	33	43	67	84
Loans	132	115	258	225
Net interest income, tax equivalent	$5,631	$5,490	$11,080	$10,927

Rate/Volume Analysis. The following table describes the extent to which changes in average interest rates (on a fully tax-equivalent basis) and changes in volume of average interest earning assets and interest bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to:

•	changes in volume (change in volume multiplied by prior rate);

•	changes in rate (change in rate multiplied by prior volume); and

•	total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012 Increase/(Decrease) Due to Change In			Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012 Increase/(Decrease) Due to Change In
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$3	$4	$7	$9	$7	$16
Interest bearing deposits in banks	(3)	(10)	(13)	(6)	(24)	(30)
Investment securities	(22)	(24)	(46)	(134)	(21)	(155)
Loans, net	219	(272)	(53)	467	(662)	(195)
Nonmarketable equity securities	—	(1)	(1)	—	(1)	(1)
Total interest earning assets	$197	$(303)	$(106)	$336	$(701)	$(365)
Interest bearing liabilities:
Interest bearing checking accounts	$2	$(19)	$(17)	$6	$(41)	$(35)
Savings/money market accounts	10	(21)	(11)	21	(42)	(21)
Time deposits	(22)	(83)	(105)	(51)	(168)	(219)
Borrowed funds	(89)	(18)	(107)	(193)	(34)	(227)
Total interest bearing liabilities	$(99)	$(141)	$(240)	$(217)	$(285)	$(502)
Net change in net interest income	$296	$(162)	$134	$553	$(416)	$137

Union Bankshares, Inc. Page 35

Three Months Ended June 30, 2013, Compared to Three Months Ended June 30, 2012.

Interest and Dividend Income. The Company’s interest and dividend income decreased to $6.1 million for the three months ended June 30, 2013 compared to $6.2 million for the same period last year, driven by the lower rates earned on loans, which is the largest component of interest earning assets, and a decrease in volume of investment securities, despite an overall increase in average earning assets of $17.9 million, or 3.5%, to $531.6 million, from $513.7 million for the three months ended June 30, 2012, as the persistent low interest rate environment resulted in lower yields earned on new earning assets or refinanced loans in the second quarter of 2013 versus 2012. Interest income on loans decreased $53 thousand, or 0.9%, and was $5.8 million for the second quarter of both 2013 and 2012, despite an increase in average loan volume between periods. Average loans approximated $453.8 million at an average yield of 5.23% for the three months ended June 30, 2013, up $16.4 million, or 3.7%, from an average volume of $437.4 million at an average yield of 5.48% for the three months ended June 30, 2012. The positive impact of the increase in average total loan volume was offset by a 25 basis point decrease in average yield.

The average balance of non loan instruments increased $1.5 million, or 2.0%, primarily due to a $6.3 million, or 60.2%, increase in the average balance of federal funds sold and overnight deposits to $16.7 million for the three months ended June 30, 2013, from $10.4 million for the three months ended June 30, 2012, partially offset by a $3.7 million, or 9.1%, decrease in the average balance of investments to $36.7 million for the quarter ended June 30, 2013, from $40.4 million for the quarter ended June 30, 2012. The average balance invested in interest bearing deposits in banks for the quarter also decreased $1.0 million, or 4.2%, to $22.6 million versus $23.6 million for the 2012 comparison period. The increase in average volume was more than offset by the drop in yields, resulting in a decrease in interest income from average nonloan instruments of $53 thousand, or 15.4%, between periods, with $292 thousand in interest income earned for the second quarter of 2013 versus $345 thousand for the same period of 2012.

Interest Expense. The Company’s interest expense decreased $240 thousand, or 28.1%, to $613 thousand for the three months ended June 30, 2013, from $853 thousand for the three months ended June 30, 2012, despite an increase of $2.4 million in the average volume of interest bearing liabilities between periods. The decrease was primarily attributable to lower rates paid on all interest bearing liabilities, reflecting the persistent low interest rate environment.

Interest expense on deposits decreased $133 thousand, or 21.5%, to $486 thousand for the quarter ended June 30, 2013, from $619 thousand for the quarter ended June 30, 2012, despite an increase of $14.2 million, or 3.5%, in the average balance of interest bearing deposits to $417.2 million for the quarter ended June 30, 2013, compared to $403.0 million for the same period last year. This increase reflects the overall growth in the franchise as well as the continued uncertainty surrounding the financial markets as customers retain cash in lieu of other less liquid investments. Average time deposits decreased $7.6 million, or 4.9%, to $146.4 million for the three months ended June 30, 2013, from $153.9 million for the three months ended June 30, 2012. Time deposits have trended towards short duration or migrated to nontime deposits because of the low interest rate environment and the perceived customer desire to be in a position to redeploy funds should there be a rise in interest rates. The average rate paid on time deposits during the second quarter of 2013 decreased 23 basis points, to 1.03% from 1.26% for the second quarter of 2012. The average balances for savings and money market accounts increased $16.9 million, or 10.4%, to $179.8 million for the quarter ended June 30, 2013, from $163.0 million for the quarter ended June 30, 2012, as interest rates paid on large money market accounts were higher than the interest rates paid on short-term jumbo time deposits. The average rate paid on savings and money market deposits dropped from 0.25% to 0.20% during that same time frame. Average interest bearing checking accounts increased $4.9 million, or 5.7%, to $91.0 million for the three months ended June 30, 2013 from $86.1 million for the three months ended June 30, 2012, while the average rate paid on these accounts dropped to 0.09% from 0.17% between the two comparison periods.

Interest expense on borrowed funds decreased $107 thousand, or 45.7%, to $127 thousand for the three months ended June 30, 2013, from $234 thousand for the three months ended June 30, 2012. The combined effect of the deleveraging transaction that occurred in December 2012, in which the Company prepaid seven amortizing and bullet advances, the May 2013 prepayment of one amortizing advance and the monthly payments on the amortizing advances resulted in a decrease in the average borrowed funds of $11.8 million, or 41.0%, to $16.9 million for the three months ended June 30, 2013, compared to $28.7 million for the three months ended June 30, 2012 with average borrowings from the FHLB of Boston decreasing $10.4 million, or 46.0% from $22.7 million for the second quarter of 2012 to $12.3 million for the second quarter of 2013. In addition, average customer overnight collateralized repurchase sweeps decreased $1.7 million, partially offset by an increase of $367 thousand in the average of other interest bearing liabilities. The average rate paid on borrowings decreased from 3.22% for the three months ended June 30, 2012 to 2.97% for the three months ended June 30, 2013, reflecting the effect of the December 2012 and May 2013 paydowns of higher rate FHLB of Boston advances.

Union Bankshares, Inc. Page 36

Six Months Ended June 30, 2013, Compared to Six Months Ended June 30, 2012.

Interest and Dividend Income. The Company’s interest and dividend income decreased to $12.0 million for the six months ended June 30, 2013 compared to $12.4 million for the same period last year, driven by the lower rates earned on loans, which is the largest component of interest earning assets, and a decrease in volume of investment securities, despite an overall increase in average earning assets of $19.1 million, or 3.7%, to $531.4 million, from $512.3 million for the six months ended June 30, 2012, as the persistent low interest rate environment resulted in lower yields earned on new earning assets or refinanced loans in the first half of 2013 versus 2012. Interest income on loans decreased $195 thousand, or 1.7%, to $11.5 million for the first half of 2013 versus $11.7 million for the 2012 comparison period, despite an increase in average loan volume between periods. Average loans approximated $451.7 million at an average yield of 5.23% for the six months ended June 30, 2013, up $18.7 million, or 4.3%, from an average volume of $433.0 million at an average yield of 5.52% for the six months ended June 30, 2012. The positive impact of the increase in average total loan volume was offset by a 29 basis point decrease in average yield.

The average balance of federal funds sold and overnight deposits increased $11.1 million, or 99.2%, to $22.2 million for the six months ended June 30, 2013, from $11.2 million for the six months ended June 30, 2012, which was partially offset by a $9.7 million, or 22.7%, decrease in the average balance of investments to $33.0 million for the first half of 2013, from $42.7 million for the first half of 2012. The decrease in the average volume of investments was due mainly to the deleveraging transaction that occurred in December 2012 in which available-for-sale securities were sold to pay down FHLB of Boston borrowings. This decrease and the drop in yields resulted in interest income from average nonloan instruments decreasing by $170 thousand, or 23.3%, between periods, with $561 thousand in interest income earned for the first half of 2013 versus $731 thousand for the same period of 2012.

Interest Expense. The Company’s interest expense decreased $502 thousand, or 28.5%, to $1.3 million for the six months ended June 30, 2013, from $1.8 million for the six months ended June 30, 2012, despite an increase of $5.7 million in the average volume of interest bearing liabilities between periods. The decrease was primarily attributable to lower rates paid on all interest bearing liabilities, reflecting the persistent low interest rate environment.

Interest expense on deposits decreased $275 thousand, or 21.5%, to $1.0 million for the first half of 2013, from $1.3 million for the first half of 2012, despite an increase of $18.1 million, or 4.5%, in the average balance of interest bearing deposits to $417.5 million for the first half of 2013, compared to $399.4 million for the same period last year. This increase reflects the overall growth in the franchise as well as the continued uncertainty surrounding the financial markets as customers retain cash in lieu of other less liquid investments. Average time deposits decreased $7.9 million, or 5.1%, to $147.7 million for the six months ended June 30, 2013, from $155.7 million for the six months ended June 30, 2012. Time deposits have trended towards short duration or migrated to nontime deposits because of the low interest rate environment and the perceived customer desire to be in a position to redeploy funds should there be a rise in interest rates. The average rate paid on time deposits during the first half of 2013 decreased 22 basis points, to 1.07% from 1.29% for the first half of 2012. The average balances for savings and money market accounts increased $18.4 million, or 11.5%, to $178.9 million for the first half of 2013, from $160.5 million for the first half of 2012, as interest rates paid on large money market accounts were higher than the interest rates paid on short-term jumbo time deposits. The average rate paid on savings and money market deposits dropped from 0.25% to 0.20% during that same time frame. Average interest bearing checking accounts increased $7.7 million, or 9.2%, to $90.9 million for the six months ended June 30, 2013 from $83.2 million for the six months ended June 30, 2012, while the average rate paid on these accounts dropped to 0.09% from 0.18% between the two comparison periods.

Interest expense on borrowed funds decreased $227 thousand, or 46.9%, to $257 thousand for the six months ended June 30, 2013, from $484 thousand for the six months ended June 30, 2012. The deleveraging transaction that occurred in December 2012, in which the Company prepaid seven amortizing and bullet advances and the May 2013 prepayment of one amortizing advance together account for most of the decrease in average borrowed funds of $12.5 million, or 42.6%, to $16.8 million for the six months ended June 30, 2013, compared to $29.3 million for the six months ended June 30, 2012, with average borrowings from the FHLB of Boston decreasing $11.2 million, or 48.3% from $23.1 million for the first half of 2012 to $12.0 million for the first half of 2013. In addition, average customer overnight collateralized repurchase sweeps decreased $1.4 million, partially offset by an increase of $117 thousand in the average of other interest bearing liabilities. The average rate paid on borrowings decreased from 3.27% for the six months ended June 30, 2012 to 3.04% for the six months ended June 30, 2013, reflecting the effect of the paydowns on higher rate FHLB of Boston advances.

Union Bankshares, Inc. Page 37

Provision for Loan Losses. There was a $75 thousand and $135 thousand loan loss provision for the quarter and six months ended June 30, 2013, respectively, compared to a $180 thousand and $360 thousand loan loss provision for the quarter and six months ended June 30, 2012, respectively. The provision for the second quarter and first half of 2013 was deemed appropriate by management in light of the combination of the decrease in nonperforming loans, the increase in substandard loans, the results of the qualitative factor review, the change in the mix of the portfolio and the outlook for future economic conditions. For further details, see FINANCIAL CONDITION Allowance for Loan Losses and Asset Quality below.

Noninterest Income. Noninterest income before gains on investment securities available-for-sale was $2.1 million, or 25.9% of total income net of losses on investment securities available-for-sale for the three months ended June 30, 2013 compared to $2.2 million, or 25.9%, for the three months ended June 30, 2012, and $4.3 million, or 26.3% of total income net of losses on investment securities available-for-sale for the first half of 2013 compared to $4.0 million, 24.5%, for the first half of 2012. The following table sets forth the components of noninterest income and changes from 2012 to 2013:

	For The Three Months Ended June 30,				For The Six Months Ended June 30,
	2013	2012	$ Variance	% Variance	2013	2012	$ Variance	% Variance
	(Dollars in thousands)
Trust income	$154	$159	$(5)	(3.1)	$317	$306	$11	3.6
Service fees	1,257	1,197	60	5.0	2,446	2,372	74	3.1
Net gains on sales of loans held for sale	583	668	(85)	(12.7)	1,250	1,141	109	9.6
Other income	130	142	(12)	(8.5)	264	208	56	26.9
Subtotal	2,124	2,166	(42)	(1.9)	4,277	4,027	250	6.2
Net (losses) gains on sales of investment securities available-for-sale	(4)	2	(6)	(300.0)	(1)	44	(45)	(102.3)
Total noninterest income	$2,120	$2,168	$(48)	(2.2)	$4,276	$4,071	$205	5.0

The significant changes in noninterest income for the three months ended June 30, 2013 compared to the same period of 2012 are described below:

•
Service fees. The $60 thousand increase resulted primarily from a $32 thousand increase in debit card and ATM fees resulting from the growth in the volume of electronic transactions and an increase in loan servicing fees of $34 thousand due to the increased volume of residential mortgage loans serviced. These increases were partially offset by a decrease of $28 thousand of overdraft fee income on deposit accounts.

•
Net gains on sales of loans held for sale. As part of the Company's strategy to mitigate long-term interest rate risk, residential loans totaling $32.5 million were sold during the second quarter of 2013, versus residential loan sales of $25.9 million during the second quarter of 2012. The volume of loans sold increased $6.6 million, or 25.7%, between periods, reflecting the increased activity in the branches and the loan production office resulting from the active real estate market and continuing low interest rates, while net gains on sold loans declined $85 thousand, reflecting the decline in margins on sales of loans during the second quarter.

The significant changes in noninterest income for the six months ended June 30, 2013 compared to the same period of 2012 are described below:

•
Service fees. The $74 thousand increase was primarily due to an increase of $48 thousand in debit card and ATM fees resulting from the growth in the volume of electronic transactions and an increase in loan servicing fees of $54 thousand due to the increased volume of residential mortgage loans serviced. These increases were partially offset by a decrease of $48 thousand of overdraft fee income on deposit accounts.

•
Net gains on sales of loans held for sale. As part of the Company's strategy to mitigate long-term interest rate risk, residential loans totaling $66.2 million were sold during the first half of 2013, versus residential loan sales of $48.3 million during the first half of 2012. The volume of loans sold increased $17.9 million, or 37.2%, between periods while net gains on sold loans rose $109 thousand, reflecting the increased activity in the branches and the loan production office resulting from a more active real estate market and continuing low interest rates.

Union Bankshares, Inc. Page 38

•
Other income. The $56 thousand increase in other income resulted primarily from an $86 thousand increase in income from mortgage servicing rights, net of amortization, due to more loans being sold with servicing retained and $26 thousand of income related to the utilization of state tax credits. These increases were partially offset by a $51 thousand reduction in income from Company owned life insurance.

Noninterest Expense. Noninterest expense decreased $341 thousand, 6.1%, for the three months ended June 30, 2013 and decreased $703 thousand, or 6.3%, for the six months ended June 30, 2013 compared to the same periods of 2012. The following table sets forth the components of noninterest expense and changes from 2012 to 2013:

	For The Three Months Ended June 30,				For The Six Months Ended June 30,
	2013	2012	$ Variance	% Variance	2013	2012	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$2,235	$2,235	$—	—	$4,392	$4,469	$(77)	(1.7)
Pension and employee benefits	638	1,057	(419)	(39.6)	1,321	2,115	(794)	(37.5)
Occupancy expense, net	291	285	6	2.1	622	629	(7)	(1.1)
Equipment expense	388	341	47	13.8	814	686	128	18.7
Expenses of OREO and other assets owned, net	44	119	(75)	(63.0)	90	191	(101)	(52.9)
Vermont franchise tax	123	113	10	8.8	243	225	18	8.0
FDIC insurance assessment	73	83	(10)	(12.0)	152	186	(34)	(18.3)
Equity in losses of affordable housing investments	173	157	16	10.2	345	315	30	9.5
Other expenses	1,257	1,173	84	7.2	2,422	2,288	134	5.9
Total noninterest expense	$5,222	$5,563	$(341)	(6.1)	$10,401	$11,104	$(703)	(6.3)
The significant changes in noninterest expense for the three months ended June 30, 2013 compared to the same period of 2012 are described below:

•
Pension and employee benefits. The $419 thousand decrease primarily relates to a reduction in expense for the defined benefit pension plan of $456 thousand, or 107.0% due to the October 5, 2012 freeze on the plan which stopped accrual of benefits and closed the plan to new participants. In addition, the cost of the Company's medical plan decreased $28 thousand, or 8.0%, from a decrease in premium levels with a change in insurance providers in 2013. These decreases were partially offset by an increase of $70 thousand, or 145.8%, in the 401K employer contribution expense related mainly to the Safe Harbor contributions that became effective January 1, 2013 with the amendment of the 401K plan.

•
Equipment expense. The increase between years is mainly due to an increase of $29 thousand, or 15.1%, in software licenses and maintenance contracts expense primarily related to the renewal of license and maintenance fees that were initially included in the purchase cost of the related equipment. Equipment depreciation also increased $15 thousand, or 10.8%, primarily due to the acceleration of depreciation on equipment that remained at the Green Mountain Mall branch after vacating the space in April 2013.

•
Expenses of OREO and other assets owned, net. Expenses decreased as the costs to maintain the properties held in 2013 were not as substantial as the costs in 2012. In addition, two OREO properties were written down $25 thousand in the second quarter of 2013 compared to $66 thousand of write downs on five OREO properties in 2012.

•
Other expenses. The increase is mainly due to an increase in other costs of employment of $24 thousand related to the search for a senior commercial lender. The 2013 results also included $51 thousand in penalties on the early payoff of a $609 thousand long-term FHLB of Boston advance while there was no such penalty in 2012.

The significant changes in noninterest expense for the six months ended June 30, 2013 compared to the same period of 2012 are described below:

•
Pension and employee benefits. The $794 thousand decrease primarily relates to a reduction in expense for the defined benefit pension plan of $875 thousand, or 107.3%, due to the October 5, 2012 freeze on the plan which stopped accrual of benefits and closed the plan to new participants. In addition, the cost of the Company's medical plan decreased $51 thousand, or 7.5%, from a decrease in premium levels with a change in insurance providers

Union Bankshares, Inc. Page 39

in 2013. These decreases were partially offset by an increase of $150 thousand, or 152.7%, in the 401K employer contribution expense related mainly to the Safe Harbor contributions that became effective January 1, 2013 with the amendment of the 401K plan.

•
Equipment expense. The increase between years is mainly due to an increase of $81 thousand, or 20.9%, in software licenses and maintenance contracts expense primarily related to the renewal of license and maintenance fees that were initially included in the purchase cost of the related equipment. Equipment depreciation also increased $46 thousand, or 16.2%, primarily due to the acceleration of depreciation on the telephone system that was replaced in the first quarter 2013 and on the equipment that remained at the Green Mountain Mall branch after vacating the space in April 2013.

•
Expenses of OREO and other assets owned, net. Expenses decreased as the costs to maintain the properties held in 2013 were not as substantial as the costs in 2012. In addition, four OREO properties were written down $36 thousand in the first half of 2013 compared to $77 thousand of write downs on six OREO properties in 2012.

•
FDIC insurance assessment. The decrease was due to a reduction in the assessment rate applied to the net asset base in the calculation of the first and second quarter 2013 assessments compared to the assessment rates in effect the prior year. The decrease due to the assessment rate was partially offset by increases in the net asset base.

•
Other expenses. The increase is mainly due to the increase in other costs of employment of $46 thousand related to the search for a senior commercial lender, an increase of $30 thousand in expense related to utilization of ATM and debit cards which also reflects the growth in the deposit base, and an increase in professional fees of $30 thousand primarily related to the increase in the audit and other outsourced services accrual. The 2013 results also included $51 thousand in penalties on the early payoff of a $609 thousand long-term FHLB of Boston advance while 2012 included only $15 thousand in penalties on the early payoffs of a $268 thousand long-term FHLB of Boston advance.

Provision for Income Taxes. The Company has provided for current and deferred federal income taxes for the quarter and six months ended June 30, 2013 and 2012. The Company's net provision for income taxes was $492 thousand and $961 thousand for the quarter and six months ended June 30, 2013, respectively, compared to $319 thousand and $560 thousand for the same periods in 2012. The Company’s effective tax rate increased to 21.5% for the three months ended June 30, 2013 from 18.2% for the same period in 2012, with an increase to 21.4% in the effective tax rate for the six months ended June 30, 2013 from 17.4% for the same period in 2012. Federal income taxes and the effective tax rate increased due to the increase in taxable income. However, the effect of that increase was partially mitigated by an increase in tax exempt interest income to $364 thousand and $713 thousand for the second quarter and first half of 2013, respectively, versus $349 thousand and $680 thousand for the second quarter and first half of 2012, respectively. In addition, tax credits recorded from investments in affordable housing projects increased to $158 thousand and $315 thousand for the second quarter and first half of 2013, respectively, versus $141 thousand and $281 thousand for the second quarter and first half of 2012, respectively.

FINANCIAL CONDITION

At June 30, 2013, the Company had total consolidated assets of $546.7 million, including gross loans and loans held for sale (“total loans”) of $449.2 million, deposits of $474.0 million and stockholders' equity of $45.8 million. The Company’s total assets decreased $30.6 million, or 5.3%, to $546.7 million at June 30, 2013, from $577.3 million at December 31, 2012, but grew $12.4 million, or 2.3%, compared to June 30, 2012.

Net loans and loans held for sale decreased a total of $6.0 million, or 1.3%, to $444.6 million, or 81.3% of total assets at June 30, 2013, compared to $450.6 million, or 78.1% of total assets at December 31, 2012.

Deposits decreased $36.0 million, or 7.1%, to $474.0 million at June 30, 2013, from $510.0 million at December 31, 2012. The majority of this decrease reflects a normal seasonal decline due to the municipal funding requirements in Vermont as the municipalities and school districts utilize their deposits to pay down their annual line of credit prior to their June 30 fiscal year end. Noninterest bearing deposits decreased $3.8 million, or 4.6%, from $83.7 million at December 31, 2012 to $79.9 million at June 30, 2013, interest bearing deposits decreased $7.4 million, or 2.7%, from $273.5 million at December 31, 2012 to $266.2 million at June 30, 2013, and time deposits decreased $24.8 million, or 16.2%, from $152.8 million at December 31, 2012, to $128.0 million at June 30, 2013. (See average balances and rates in the Yields Earned and Rates Paid table on pages 33 and 34.)

Union Bankshares, Inc. Page 40

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

Total borrowings increased $4.5 million, or 28.3%, at June 30, 2013, from $15.7 million at December 31, 2012 to $20.2 million at June 30, 2013, of which $4.3 million was in overnight funds purchased. There was a reduction in customer overnight collateralized repurchase sweeps of $2.9 million between December 31, 2012 and June 30, 2013. (See Borrowings on page 47.)

Total stockholders’ equity increased $748 thousand to $45.8 million at June 30, 2013 from $45.0 million at December 31, 2012. This increase primarily reflects net income of $3.5 million for the first six months of 2013 less regular cash dividends paid of $2.2 million. (See Capital Resources on page 51.)

Loans Held for Sale and Loan Portfolio. Total loans (including loans held for sale) decreased $5.9 million, or 1.3%, to $449.2 million, representing 82.2%, of assets at June 30, 2013 from $455.2 million, representing 78.8% of assets at December 31, 2012. The total loan portfolio at June 30, 2013 increased in dollars and percentage from $436.2 million, or 81.7% of assets at June 30, 2012. The Company’s loans consist primarily of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Real estate secured loans represented $409.2 million, or 91.1% of total loans at June 30, 2013 and $399.2 million, or 87.7% of total loans at December 31, 2012. Although competition for good loans is strong, especially in the commercial sector, the Company has been able to originate loans to both current and new customers while maintaining credit quality.

The composition of the Company's loan portfolio as of June 30, 2013 and December 31, 2012 was as follows:

	June 30, 2013		December 31, 2012
Loan Type	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$162,805	36.2	$154,938	34.0
Construction real estate	33,347	7.4	36,018	7.9
Commercial real estate	208,583	46.5	197,240	43.3
Commercial	21,770	4.8	21,463	4.7
Consumer	5,624	1.3	6,065	1.3
Municipal	12,655	2.8	28,421	6.3
Loans held for sale	4,460	1.0	11,014	2.5
Total loans	449,244	100.0	455,159	100.0
Add/(Deduct):
Allowance for loan losses	(4,752)		(4,657)
Unamortized net loan costs	130		139
Net loans and loans held for sale	$444,622		$450,641
The Company originates and sells qualified residential mortgages in various secondary market avenues, with a majority of sales made to the Federal Home Loan Mortgage Corporation (FHLMC/Freddie Mac). At June 30, 2013, the Company serviced a $431.6 million residential real estate mortgage portfolio, of which $4.5 million is held for sale and approximately $264.3 million is serviced for unaffiliated third parties.

The Company chose to sell $66.2 million of qualified residential real estate loans originated during the first half of 2013 to the secondary market in order to mitigate long-term interest rate risk and to generate fee income. The Company generally retains the servicing rights on sold residential mortgage loans. The Company originates and sells Federal Housing Administration ("FHA"), Veterans Administration ("VA"), and Rural Development ("RD") residential mortgage loans, and in April 2012, Union received an Unconditional Direct Endorsement Approval from the Department of Housing and Urban Development ("HUD") which allows it to approve FHA loans originated in any of its Vermont or New Hampshire locations without needing prior HUD approval. Some of the government backed loans qualify for zero down payments without geographic or income restrictions. The Company sells VA and FHA loans as originated with servicing released. These loan products increase the Company's ability to serve the borrowing needs of residents in the communities we

Union Bankshares, Inc. Page 41

serve, including low and moderate income borrowers, while the government guaranty mitigates our exposure to credit risk.
The Company also originates commercial real estate and commercial loans under various SBA, U.S. Department of Agriculture Rural Development and Vermont Economic Development Authority programs which provide a government agency guaranty for a portion of the loan amount. There was $4.4 million guaranteed under these various programs at June 30, 2013 on an aggregate balance of $5.5 million in subject loans. The Company occasionally sells the guaranteed portion of the loan to other financial concerns and retains servicing rights, which generates fee income. There were no commercial real estate loans sold in the first six months of 2013. The Company recognizes gains and losses on the sale of the principal portion of these loans as they occur.

The Company serviced $30.6 million of commercial and commercial real estate loans for unaffiliated third parties as of June 30, 2013. This includes $26.8 million of commercial or commercial real estate loans the Company has participated out to other financial institutions, in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.

The Company capitalizes servicing rights for all loans sold with servicing retained. The unamortized balance of servicing rights on loans sold with servicing retained was $1.2 million at June 30, 2013, with an estimated market value in excess of the carrying value as of such date.

There were $4.5 million of residential real estate loans pledged to secure municipal deposits above the FDIC insurance coverage level as of June 30, 2013. Qualified residential first mortgages held by Union are eligible to be pledged as collateral for borrowings from the FHLB of Boston under a blanket lien.

Asset Quality. The Company, like all financial institutions, is exposed to certain credit risks, including those related to the value of the collateral that secures its loans and the ability of borrowers to repay their loans. Vermont and northwestern New Hampshire did not see the drastic drop in real estate values at the start of the recession as some parts of the country experienced. However, there has been a steady decline in real estate values for our market area over the past few years which started to reverse during the first half of 2013. Consistent application of the Company’s conservative loan policies has helped to mitigate this risk and has been prudent for both the Company and its customers. Renewed market volatility, high unemployment rates or weakness in the general economic condition of the country or our market area, may have a negative effect on our customers’ ability to make their loan payments on a timely basis and/or on underlying collateral values. Management closely monitors the Company’s loan and investment portfolios, OREO and OAO for potential problems and reports to the Company’s and the subsidiary’s Boards of Directors at regularly scheduled meetings. Repossessed assets and loans or investments that are 90 days or more past due are considered to be nonperforming assets. Board approved policies set forth portfolio diversification levels to mitigate concentration risk and the Company participates large credits out to other financial institutions to further mitigate that risk.

Union Bankshares, Inc. Page 42

The following table shows the composition of nonperforming assets at the dates indicated and trends of certain ratios monitored by Company's management in reviewing asset quality:

	As of or for the six months ended	As of or for the year ended	As of or for the six months ended
	June 30, 2013	December 31, 2012	June 30, 2012
	(Dollars in thousands)
Nonaccrual loans	$2,102	$2,839	$4,111
Accruing loans 90+ days delinquent	905	307	1,308
Total nonperforming loans (1)	3,007	3,146	5,419
OREO	644	1,052	1,550
Other assets owned	—	—	40
Total nonperforming assets	$3,651	$4,198	$7,009
Allowance for loan losses to loans not held for sale (2)	1.07%	1.05%	1.09%
Allowance for loan losses to nonperforming loans	158.03%	148.03%	84.52%
Nonperforming loans to total loans	0.67%	0.69%	1.24%
Nonperforming assets to total assets	0.67%	0.73%	1.31%
Delinquent loans (30 days to nonaccruing) to total loans	1.38%	2.56%	1.75%
Net charge-offs (annualized) to average loans not held for sale	0.02%	0.05%	*
Loan loss provision to net charge-offs, year-to-date	337.54%	287.66%	5,406.22%
____________________

*	Net charge-offs were so small that the percentage was less than 0.01%.

(1)	The Company had guarantees of U.S. or state government agencies on the above nonperforming loans totaling $20 thousand at June 30, 2013, $0 at December 31, 2012, and $44 thousand at June 30, 2012.

(2)
Calculation includes the net carrying amount of loans recorded at fair value from the branch acquisitions as of June 30, 2013 ($19.3 million), December 31, 2012 ($22.9 million) and June 30, 2012 ($26.0 million). Excluding such loans, the allowance for loan losses to loans not purchased and not held for sale was 1.12% at June 30, 2013, 1.11% at December 31, 2012 and 1.16% at June 30, 2012.

The level of nonaccrual loans decreased $737 thousand, or 26.0%, since December 31, 2012, and accruing loans delinquent 90 days or more increased $598 thousand, or 194.8%, during the same time period and the percentage of nonperforming loans to total loans decreased slightly from 0.69% to 0.67%. The $139 thousand net decrease in nonperforming loans between December 31, 2012 and June 30, 2013 was mainly attributable to four residential real estate loans in nonaccrual status as of December 31, 2012 that were brought current and returned to accrual status as of June 30, 2013. The increase in loans 90 days or more delinquent and accruing since December 31, 2012 primarily related to one residential real estate loan that became 90 days delinquent as of June 30, 2013. The aggregate interest income not recognized on nonaccrual loans amounted to approximately $1.1 million as of June 30, 2013 and $1.0 million as of December 31, 2012 and June 30, 2012.
At June 30, 2013, the Company had loans rated substandard that were on a performing status totaling $7.7 million, compared to $6.2 million at December 31, 2012, including six borrowing relationships totaling $3.5 million new to this status during six months ended June 30, 2013. Three borrowing relationships totaling $1.9 million were upgraded from substandard to satisfactory/monitor status during the first half of 2013. In management's view, substandard loans represent a higher degree of risk of becoming nonperforming loans in the future.The Company’s management is focused on the impact that the prolonged weak economy may have on its borrowers and closely monitors industry and geographic concentrations for evidence of financial problems. In the fourth quarter of 2007, residential and commercial real estate values started declining nationally with some other areas of the country experiencing significant weakening. The region's real estate market has also experienced declines in prices as a result of the stagnant economy but to a lesser extent than in many areas of the country. The residential real estate market in Vermont and northwestern New Hampshire slowed considerably over the last four years but signs of improvement were seen during 2012 in the majority of our markets as well as some parts of the country, particularly in the west, and have continued modestly through the first half of 2013. The real estate market decline significantly contributed to the downturn in the general economy, and unemployment rates and business failures rose nationwide. Locally these indicators have improved but conditions

Union Bankshares, Inc. Page 43

can cause borrowers who are current in their payments to experience deterioration in the value of their collateral and increase the potential of default if their income levels decline. Management continues to monitor the national, regional and local economic environment and its impact on unemployment, business failures and real estate values in the Company’s market area. The unemployment rate has started to stabilize in Vermont and was at a 4.4% level for June 2013 compared to 4.7% for June 2012. New Hampshire was at 5.2% for June 2013 compared to 5.1% for June 2012, with the nationwide rate at 7.6% and 8.2% for the comparable periods.
Vermont and New Hampshire continue to have lower residential foreclosure rates than the average in the United States. On occasion the Company acquires residential or commercial real estate properties through or in lieu of loan foreclosure. These properties are held for sale and are initially recorded as OREO at fair value less estimated selling costs at the date of the Company’s acquisition of the property, with fair value based on an appraisal for more significant properties and on a broker’s price opinion for minor properties. Holding costs and declines in fair value on properties acquired are expensed as incurred. Declines in fair value after acquisition of the property result in charges against income before tax, which totaled $25 thousand for the quarter ended June 30, 2013 and $36 thousand for the six months ended June 30, 2013. This compares to a $66 thousand charge against income before tax for the quarter ended June 30, 2012 and $77 thousand for the six months ended June 30, 2012. The Company evaluates each OREO property at least quarterly for changes in the fair value. The Company had seven residential, land development or commercial real estate properties for a total of $644 thousand classified as OREO at June 30, 2013. At December 31, 2012, the Company had $1.1 million of assets classified as OREO, representing 12 properties. There was a $146 thousand allowance for losses on OREO at June 30, 2013 and a $228 thousand allowance at December 31, 2012 which were netted out of the above values.
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
Impaired loans, including TDR loans, were $4.6 million at June 30, 2013, with government guaranties of $750 thousand and a specific reserve amount allocated of $90 thousand, which is estimated by management to be the Company’s loss exposure with respect to such loans. Impaired loans at December 31, 2012 were $4.4 million, with government guaranties of $770 thousand and a specific reserve amount allocated of $120 thousand.
The Company’s loan portfolio balance not held for sale increased by $639 thousand, from $444.1 million at December 31, 2012 to $444.8 million at June 30, 2013. There was growth in the residential and commercial real estate loan portfolios (see chart on page 41 for further details) during the first half of 2013. This loan growth was partially offset by a large decrease in the municipal loan portfolio, reflecting a one day seasonal fluctuation due to the annual fiscal cycle of Vermont municipalities and school districts. The composition of the Company’s loan portfolio remained relatively unchanged from December 31, 2012, and there was no material change in the Company’s lending programs or terms during the six months ended June 30, 2013.

Union Bankshares, Inc. Page 44

The following table reflects activity in the allowance for loan losses for the three and six months ended June 30, 2013 and 2012:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$4,714	$4,406	$4,657	$4,226

Charge-offs	(52)	(25)	(66)	(35)
Recoveries	15	19	26	29
Net charge-offs	(37)	(6)	(40)	(6)
Provision for loan losses	75	180	135	360
Balance at end of period	$4,752	$4,580	$4,752	$4,580
The following table (net of loans held for sale) shows the internal breakdown by risk component of the Company's allowance for loan losses and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

	June 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate
Residential	$1,298	36.6	$1,291	34.9
Construction	431	7.5	456	8.1
Commercial	2,769	46.9	2,532	44.4
Other Loans
Commercial	195	4.5	159	4.4
Consumer	32	1.3	39	1.4
Municipal	14	3.2	30	6.8
Unallocated	13	—	150	—
Total	$4,752	100.0	$4,657	100.0

Notwithstanding the categories shown in the table above, all funds in the allowance for loan losses are available to absorb loan losses in the portfolio, regardless of loan category or specific allocation.

There were no changes to the reserve factors assigned to any of the loan portfolios based on the qualitative factor reviews performed during the first half of 2013. Management of the Company believes, in its best estimate, that the allowance for loan losses at June 30, 2013, is appropriate to cover probable credit losses inherent in the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the allowance at June 30, 2013. In addition, our banking regulators, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. A large adjustment to the allowance for losses in future periods may require increased provisions to replenish the allowance, which could negatively affect earnings. While the Company recognizes that economic slowdowns or financial and credit market turmoil may adversely impact its borrowers' financial performance and ultimately their ability to repay their loans, management continues to be cautiously optimistic about the collectability of the Company's loan portfolio.

Investment Activities. At June 30, 2013, investment securities classified as available-for-sale totaled $27.8 million and securities classified as held-to-maturity totaled $9.2 million, combined comprising 6.8% of assets. The amount of investment securities increased $10.9 million, or 41.7%, from $26.1 million, or 4.5% of assets at December 31, 2012. There was $2.5 million of investment securities pledged to secure various public deposits or customer repurchase agreements as of June 30, 2013 compared to $6.7 million at December 31, 2012, reflecting in part the seasonal decline in municipal deposits. Net unrealized losses for the Company’s available-for-sale investment securities portfolio were

Union Bankshares, Inc. Page 45

$151 thousand as of June 30, 2013 with net unrealized gains of $771 thousand as of December 31, 2012. Net unrealized losses of $100 thousand, net of income tax effect, were reflected in the Company’s accumulated other comprehensive loss component of stockholders’ equity at June 30, 2013. Deterioration in credit quality and/or imbalances in liquidity that may exist in the financial marketplace might adversely affect the fair values of the Company’s investment portfolio and the amount of gains or losses ultimately realized on the sale of such securities, and may also increase the potential that certain resulting unrealized losses will be designated as other than temporary in future periods, resulting in write-downs and charges to earnings.

Deposits. The following table shows information concerning the Company's average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the six months ended June 30, 2013 and year ended December 31, 2012:

	Six Months Ended June 30, 2013			Year ended December 31, 2012
	Average Amount	Percent of Total Deposits	Average Rate	Average Amount	Percent of Total Deposits	Average Rate
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$80,380	16.1	—	$75,265	15.6	—
Interest bearing checking accounts	90,856	18.2	0.09%	88,007	18.2	0.16%
Money Market accounts	106,819	21.5	0.25%	102,071	21.1	0.32%
Savings accounts	72,115	14.5	0.14%	65,775	13.6	0.14%
Total nontime deposits	350,170	70.3	0.13%	331,118	68.5	0.17%
Time deposits:
Less than $100,000	77,924	15.7	0.95%	81,480	16.9	1.13%
$100,000 and over	69,792	14.0	1.20%	70,605	14.6	1.33%
Total time deposits	147,716	29.7	1.07%	152,085	31.5	1.22%
Total deposits	$497,886	100.0	0.41%	$483,203	100.0	0.50%
The Company participates in the Certificate of Deposit Account Registry Service (CDARS) of Promontory Interfinancial Network, LLC, which permits the Company to offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants. Participants may also purchase deposits through CDARS. There were $6.6 million of time deposits of $250,000 or less on the balance sheet at June 30, 2013 and $6.7 million at December 31, 2012, which were exchanged with other CDARS participants and are therefore considered for certain regulatory purposes to be “brokered” deposits. The Company also participates in Promontory Interfinancial Network's Insured Cash Sweep (ICS) program. ICS is a service through which Union can offer its customers a savings product with access to unlimited FDIC insurance while receiving reciprocal deposits from other banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of savings deposits through ICS provides full deposit insurance coverage for the customer, thereby helping Union retain the full amount of the deposit on its balance sheet. There were $2.8 million in ICS money market deposits on the balance sheet at June 30, 2013 and $1.9 million at December 31, 2012. None of the Company’s CDARS or ICS deposits, as of the respective balance sheet dates, represented purchased deposits, as all such deposits were matched dollar for dollar with Union’s customer deposits which were placed in other participating financial institutions, in order to provide our customers with full FDIC insurance coverage for their deposit balances.

The following table provides a maturity distribution of the Company’s time deposits in amounts of $100,000 and over at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Within 3 months	$9,586	$10,861
3 to 6 months	9,309	34,217
6 to 12 months	15,749	12,836
Over 12 months	16,582	16,401
	$51,226	$74,315

Union Bankshares, Inc. Page 46

In total, the Company’s time deposits in amounts of $100 thousand and over dropped $23.1 million, or 31.1%, between December 31, 2012 and June 30, 2013, and the average total balance decreased from $70.6 million to $69.8 million. There was a change in each of the maturity time frames, especially the 3 to 6 months category. In Vermont, the fiscal year ends on June 30th for the majority of municipalities and school districts, with most of their time deposits maturing on that date, causing most of the swing between time periods. Municipal certificates of deposit greater than $100 thousand were $5.1 million on June 30, 2013 and the balances had grown to $29.2 million by July 8, 2013 as the majority of our municipal customers started the new fiscal year.

During the first half of 2013, average total deposits grew $14.7 million, or 3.0%, compared to the year ended December 31, 2012, with growth in all categories except time deposits. Time deposits have trended towards short duration or migrated to nontime deposits because of the low interest rate environment and the perceived customer desire to be in a position to redeploy funds should there be a rise in interest rates. Time deposits at June 30, 2013 have decreased $24.8 million, or 16.2%, from December 31, 2012 and the majority of the decrease is due to Vermont municipalities using their deposits to pay down their annual credit lines prior to their June 30 fiscal year end in order to comply with applicable legal requirements for short-term municipal borrowing.

A provision of the Dodd-Frank Act permanently raised FDIC deposit insurance coverage to $250 thousand per depositor per insured depository institution for each account ownership category. At June 30, 2013, the Company had deposit accounts with less than $250 thousand totaling $370.5 million, or 78.2% of its deposits, which now have permanent FDIC insurance protection. An additional $6.9 million of municipal deposits were over the FDIC insurance coverage limit at June 30, 2013 and were collateralized by Union under applicable state regulations by investment securities or loans.

Borrowings. Total borrowed funds at June 30, 2013 were $20.2 million compared to $15.7 million at December 31, 2012, a net increase of $4.5 million, or 28.3%. The FHLB of Boston option advance borrowings were $14.8 million at June 30, 2013, at a weighted average rate of 2.91%, and $11.8 million at December 31, 2012, at a weighted average rate of 3.98%. The increase in option advance borrowings reflected a $4.0 million one month bullet advance at 0.19% during the second quarter of 2013 for liquidity purposes, partially offset by the prepayment of a $609 thousand amortizing advance with an interest rate of 4.50% that did not mature until 2015, and scheduled monthly payments of $326 thousand on long-term FHLB of Boston amortizing advances. The Company also had $4.3 million in overnight federal funds purchased at a rate of 0.31% from FHLB of Boston at June 30, 2013, while there were no federal funds purchased at December 31, 2012. In addition, the Company had overnight secured customer repurchase agreement sweeps at June 30, 2013 of $1.0 million, at a weighted average rate of 0.23%, compared to $4.0 million, at a weighted average rate of 0.38% at December 31, 2012, a decrease of $2.9 million, or 73.8%. The volume of the overnight secured customer repurchase agreement sweeps is volatile and is a function of the customer's cash flow needs. The Company had no advances on its repurchase agreement line or at the Federal Reserve discount window at either June 30, 2013 or December 31, 2012.

OTHER FINANCIAL CONSIDERATIONS

Market Risk and Asset and Liability Management. Market risk is the potential of loss in a financial instrument arising from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices and equity prices. As of June 30, 2013, the Company did not have any market risk sensitive instruments acquired for trading purposes. The Company’s market risk arises primarily from interest rate risk inherent in its lending, investing, deposit taking and borrowing activities, as yields on assets change in a different time period or to a different extent from that of interest costs on liabilities. Many other factors also affect the Company’s exposure to changes in interest rates, such as national, regional and local economic and financial conditions, financial market conditions, legislative and regulatory actions, competitive pressures, customer preferences as to loan and deposit products, including loan prepayments and/or early withdrawal of time deposits, and historical pricing relationships. These factors and the Company's methodology to measure and manage these risks are discussed in greater detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 and have not changed during the six months ended June 30, 2013.

As of June 30, 2013, $27.8 million, or 75.1%, of the investment portfolio was classified as available-for-sale. The modified duration of the total portfolio was approximately seven and half years which is slightly longer than prior periods as the rise in long-term interest rates in June 2013 decreased the likelihood of some securities being called in the near-term. The Company does not utilize any exotic derivative products or invest in any "high risk" instruments.

Union Bankshares, Inc. Page 47

The Company’s interest rate sensitivity analysis (simulation) as of December 2012 for a flat rate environment (the prime rate at both December 31, 2012 and June 30, 2013 was 3.25%) projected the following for the six months ended June 30, 2013, compared to the actual results:

	June 30, 2013
	Projected	Actual	Percentage Difference
	(Dollars in thousands)
Net Interest Income	$10,929	$10,755	(1.6)
Net Income	$2,996	$3,534	18.0
Return on Assets	1.10%	1.25%	13.6
Return on Equity	13.36%	15.51%	16.1

Actual net interest income for the first half of 2013 was $10.8 million, $174 thousand or 1.6%, lower than projected as actual interest rates on loans, investment securities and interest bearing deposits were below projected rates. Loan demand in residential mortgage lending has been strong through the first six months of 2013, however growth in other loan categories lagged in during the first six months of 2013.

Net income for the six months ended June 30, 2013 is ahead of projected amounts even though our actual net interest income compared to the projected amount resulted in a negative variance of $174 thousand and the Company also experienced a negative variance of $50 thousand in overdraft fee income and $277 thousand in federal income taxes. However, these negative variances were more than offset by the combined effect of positive variances of $404 thousand in net gain on the sale of loans, $123 thousand in net mortgage servicing fees, $119 thousand in salaries and wages, $173 thousand in other real estate owned expenses, and $90 thousand in the provision for loan losses.

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

The following table details the contractual or notional amount of financial instruments that represented credit risk at the dates indicated:

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Commitments to originate loans	$39,791	$7,320
Unused lines of credit	50,075	60,228
Standby letters of credit	2,053	1,886
Credit card arrangements	1,044	1,008
FHLB of Boston MPF credit enhancement obligation, net	456	307
Commitment to purchase investment securities	—	1,021
Total	$93,419	$71,770

Union Bankshares, Inc. Page 48

Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have a fixed expiration date or other termination clause and may require payment of a fee. Since many of the loan commitments are expected to expire without being drawn upon and not all credit lines will be utilized, the total commitment amounts do not necessarily represent future cash requirements. Lines of credit incur seasonal volume fluctuations due to the nature of some customers' businesses, such as tourism and maple syrup products production. The large increase in commitments to originate loans at June 30, 2013 from December 31, 2012 is a result of the municipals' and school districts' fiscal cycle, with $25.5 million committed to them on June 30, 2013 for their fiscal year beginning July 1, 2013.

The Company did not hold or issue derivative or hedging instruments during the six month period ended June 30, 2013.

The Company’s subsidiary bank is required (as are all banks) to maintain vault cash or a noninterest bearing reserve balance as established by Federal Reserve regulations. The Bank’s average total required reserve for the 14 day maintenance period including June 30, 2013 was $557 thousand and for December 31, 2012 was $604 thousand, both of which were satisfied by vault cash.

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

Union Bankshares, Inc. Page 49

The following table shows the Company's rate sensitivity analysis as of June 30, 2013:

	Repriced within
	3 Months or Less	4 to 12 Months	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
	(Dollars in thousands, by repricing date)
Interest sensitive assets:
Overnight deposits	$8,277	$—	$—	$—	$—	$8,277
Interest bearing deposits in banks	2,935	8,681	8,750	1,096	800	22,262
Investment securities (1)(3)	1,186	972	3,914	6,852	22,998	35,922
Nonmarketable securities	—	—	—	—	2,053	2,053
Loans and loans held for sale (2)(3)	163,202	76,634	90,158	66,543	52,837	449,374
Total interest sensitive assets	$175,600	$86,287	$102,822	$74,491	$78,688	$517,888
Interest sensitive liabilities:
Time deposits	$26,829	$53,700	$36,897	$10,527	$—	$127,953
Money markets	32,763	—	—	—	65,968	98,731
Regular savings	19,724	—	—	—	54,525	74,249
Interest bearing checking	31,122	—	—	—	62,074	93,196
Borrowed funds	9,451	296	835	8,062	1,534	20,178
Total interest sensitive liabilities	$119,889	$53,996	$37,732	$18,589	$184,101	$414,307
Net interest rate sensitivity gap	$55,711	$32,291	$65,090	$55,902	$(105,413)	$103,581
Cumulative net interest rate sensitivity gap	$55,711	$88,002	$153,092	$208,994	$103,581
Cumulative net interest rate sensitivity gap as a percentage of total assets	10.2%	16.1%	28.0%	38.2%	18.9%
Cumulative net interest rate sensitivity gap as a percentage of total interest sensitive assets	10.8%	17.0%	29.6%	40.4%	20.0%
Cumulative net interest rate sensitivity gap as a percentage of total interest sensitive liabilities	13.4%	21.2%	37.0%	50.4%	25.0%
____________________

(1)	Investment securities exclude marketable equity securities and mutual funds shares with a fair value of $903 thousand and $207 thousand, respectively, that may be sold by the Company at any time.

(2)	Balances shown include deferred unamortized loan costs of $130 thousand.

(3)	Estimated repayment assumptions considered in Asset/Liability model.

Liquidity. Managing liquidity risk is essential to maintaining both depositor confidence and earnings stability. Liquidity is a measurement of the Company’s ability to meet potential cash requirements, including ongoing commitments to fund deposit withdrawals, repay borrowings, fund investment and lending activities, and for other general business purposes. The Company’s principal sources of funds are deposits; amortization, prepayment and maturity of loans, investment securities, interest bearing deposits and other short-term investments; sales of securities and loans available-for-sale; earnings; and funds provided from operations. Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities, reduces the Company’s exposure to rollover risk on deposits and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments, draws on unused lines of credit and requests for new loans. The Company’s strategy is to fund assets, to the maximum extent possible, with core deposits which provide a source of relatively stable and low-cost funds.

For the quarter ended June 30, 2013, the Company’s ratio of average loans to average deposits decreased modestly to 94.8%, compared to 95.0% for the quarter ended June 30, 2012. Residential construction and mortgage lending demand, has been stronger in the first half of 2013 than in the same period of 2012 even though long-term interest rates had begun to rise in late June 2013. Commercial demand has been slower than anticipated, but is showing signs of improvement. Origination of residential loans held for sale was $59.6 million during the six months ended June 30, 2013, compared to $58.5 million during the six months ended June 30, 2012. Residential loans sold amounted to $66.2 million for the six months ended June 30, 2013 versus $48.3 million for the six months ended June 30, 2012.

As a member of the FHLB of Boston, Union had access to unused lines of credit up to $11.4 million at June 30, 2013 over and above the $19.1 million term and overnight advances already drawn on the lines, based on a FHLB of Boston

Union Bankshares, Inc. Page 50

estimate as of that date. With the purchase of required FHLB of Boston Class B common stock and evaluation by the FHLB of Boston of the underlying collateral available, line availability could rise to approximately $48.0 million. This line of credit can be used for either short-or-long-term liquidity or other needs. In addition to its borrowing arrangements with the FHLB of Boston, Union maintains two pre-approved Federal Funds lines of credit totaling $12.0 million with two upstream correspondent banks, a $15.0 million repurchase agreement line of credit and access to the Federal Reserve discount window, which would require pledging of qualified assets. There was no balance outstanding on the federal funds or repurchase agreement lines or at the discount window at June 30, 2013.

There were no purchased deposits through CDARS or ICS (or otherwise) at either June 30, 2013 or December 31, 2012, although Union had exchanged $9.4 million and $8.6 million of deposits, respectively, with other CDARS/ICS members at those dates.

The Company’s management monitors current and projected cash flows and adjusts positions as necessary to maintain adequate levels of liquidity. Approximately 62.0% of the Company’s time deposits will mature within twelve months, which is the lowest quarter end level in the preceding five years. The deposit gathering activities of financial institutions generally have been affected by the low interest rates which earlier in the recession made customers reluctant to lock in funds for a longer term but short-term rates have dropped so low during the last five years that some customers have extended out in order to receive a better rate or have shifted funds into money markets where the interest rates are better than on the short term time deposits. Since the federal funds target rate has remained unchanged at a historic low of 0.00% to 0.25% for more than four years, as customers' time deposits matured, the rollover interest rate available to those customers is most often lower than their previous deposit rate and therefore the Company's cost of funding has continued to drop. This phenomenon is happening throughout the banking industry and the Company is optimistic that it can maintain and grow its customer deposit base, despite the low rate environment, through good customer service, new deposit products offered, competitive but prudent pricing strategy and the continued expansion of the branch and electronic network. The relationships developed with local municipalities, businesses and retail customers and the variety of deposit products offered should, in management's view, help to ensure that Union will retain a substantial portion of these deposits. Management will continue to offer a competitive but prudent pricing strategy to facilitate retention of such deposits. The FOMC has committed to keeping interest rates low until certain unemployment and inflation targets are met. But in the future, as interest rates rise, the increase in rates may lead to early redemptions of certificates of deposit by customers which will present its own liquidity issue which will have to be managed. The movement of funds from FDIC insured deposits back into the financial market is also something that we monitor as it could cause a liquidity concern.

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

As of June 30, 2013, the Company and its subsidiary continue to be considered well capitalized under the capital adequacy requirements to which they are currently subject. The Company has evaluated its capital adequacy at June 30, 2013 on a pro forma basis under the recently adopted (but not yet effective) BASEL III requirements and would be considered well capitalized under such requirements.

The total dollar value of the Company’s stockholders’ equity at June 30, 2013 of $45.8 million has increased $748 thousand from December 31, 2012 at $45.0 million, reflecting net income of $3.5 million for the first six months of

Union Bankshares, Inc. Page 51

2013, together with an increase in common stock and paid in capital of $33 thousand resulting from the exercise of stock options and $6 thousand of stock based compensation, partially offset by an increase of $578 thousand in accumulated other comprehensive loss, the dividend payment of $2.2 million and a $19 thousand purchase of Treasury stock.

Union Bankshares, Inc. has 7,500,000 shares of $2.00 par value common stock authorized. As of June 30, 2013, the Company had 4,925,786 shares issued, of which 4,456,956 were outstanding and 468,830 were held in treasury.

In May 2010, the Company adopted a limited stock repurchase program to authorize the repurchase of up to 2,500 shares of its common stock each calendar quarter in open market purchases or privately negotiated transactions, as management deems advisable and as market conditions warrant. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase authorization was most recently reauthorized in December 2012 and expires on December 31, 2013, unless reauthorized. The Company repurchased 925 shares during the first half of 2013 pursuant to that authorization, at a total cost of $19 thousand.

The Company reserved 50,000 shares of common stock for issuance under the 2008 Incentive Stock Option Plan of Union Bankshares, Inc. and Subsidiary. There were no options granted during the six months ended June 30, 2013. There were 1,800 shares issued during the six months ended June 30, 2013 resulting from the exercise of stock options. The stock issued upon exercise of options granted under this Plan consists of authorized but unissued shares of the Company's common stock and/or shares held in treasury. As of June 30, 2013, there were employee incentive stock options outstanding and exercisable under the Plan with respect to 4,000 shares of common stock and unvested stock options with respect to an additional 6,000 shares that were granted in the fourth quarter of 2012 that will become exercisable in the fourth quarter of 2013. All exercisable options were “in the money” at June 30, 2013. Unrecognized compensation cost related to the unvested stock options as of June 30, 2013 was $4 thousand.

Union Bankshares, Inc. and Union are subject to various regulatory capital requirements administered by the federal banking agencies. Management believes that as of June 30, 2013, both companies met all capital adequacy requirements to which they are subject. As of June 30, 2013, the most recent calculation date, Union was categorized as well capitalized under the regulatory framework for prompt corrective action. The prompt corrective action capital category framework applies to FDIC insured depository institutions such as Union but does not apply directly to bank holding companies such as the Company. To be categorized as well capitalized, Union must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. As a bank holding company, the Company is subject to substantially similar capital adequacy requirements of the Federal Reserve Board. There were no conditions or events between June 30, 2013 and the date of this report that management believes have changed either company’s category.

	Actual		Minimum For Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk weighted assets
Union	$49,121	13.11%	$29,975	8.0%	$37,468	10.0%
Company	49,567	13.19%	30,063	8.0%	N/A	N/A
Tier I capital to risk weighted assets
Union	$44,368	11.84%	$14,989	4.0%	$22,484	6.0%
Company	44,801	11.92%	15,034	4.0%	N/A	N/A
Tier I capital to average assets
Union	$44,368	7.94%	$22,352	4.0%	$27,940	5.0%
Company	44,801	7.99%	22,429	4.0%	N/A	N/A
The total risk based capital ratio for the Company was 13.19% at June 30, 2013 and 12.95% at December 31, 2012.

The Company remains focused on achieving its goals of long-term growth and an above-average shareholder return, while maintaining a strong capital position. Management is aware of the particular importance in today’s uncertain

Union Bankshares, Inc. Page 52

economic environment of maintaining strong capital reserves and planning for future capital needs including those required by the final Basel III capital standards.

A quarterly cash dividend of $0.25 per share was declared to shareholders of record on July 27, 2013, payable August 8, 2013. Dividends for each of the previous four quarters were $0.25 per share.

Regulatory Matters. The Company and Union are subject to periodic examinations by the various regulatory agencies. These examinations include, but are not limited to, procedures designed to review lending practices, risk management, credit quality, liquidity, compliance and capital adequacy. The Company's 2011 corporate tax return has been selected by the Internal Revenue Service for examination and is currently under review. During 2012, the FDIC and Federal Reserve, and during 2011, the Vermont Department of Financial Regulation, performed their regular, periodic regulatory examinations of Union. No comments were received that would have a material adverse effect on the Company’s or Union’s liquidity, financial position, capital resources, or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Information called for by this item is incorporated by reference in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption OTHER FINANCIAL CONSIDERATIONS on pages 47-53.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2013. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2013, the only unregistered issuance of the Company's equity securities was pursuant to the exercise of incentive stock options, resulting in the issuance of 800 shares of the Company's common stock. The shares were issued in reliance upon an exemption in section 4(a)(2) of the Securities Act of 1933 for distributions not involving a public offering.

The following table summarizes repurchases of the Company's equity securities made during the quarter ended June 30, 2013:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Program
April 2013	250	$21.00	250	2,250
May 2013	—	—	—	2,250
June 2013	—	—	—	—
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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the second quarters and six months ended June 30, 2013 and 2012, (iii) the unaudited consolidated statements of comprehensive income for the second quarters and six months ended June 30, 2013 and 2012, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.* **

____________________

*
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

Union Bankshares, Inc.

August 14, 2013	/s/ David S. Silverman
David S. Silverman
Director, President and Chief Executive Officer

August 14, 2013	/s/ Marsha A. Mongeon
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the second quarters and six months ended June 30, 2013 and 2012, (iii) the unaudited consolidated statements of comprehensive income for the second quarters and six months ended June 30, 2013 and 2012, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.* **

____________________

*
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