Form 10-Q
period 2013-09-30
UNION BANKSHARES INC
filed 2013-11-14
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2013

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ]      No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 1, 2013:

Common Stock, $2 par value	4,458,359 shares

UNION BANKSHARES, INC.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets	(Dollars in thousands)
Cash and due from banks	$4,032	$5,023
Federal funds sold and overnight deposits	12,377	41,487
Cash and cash equivalents	16,409	46,510
Interest bearing deposits in banks	19,562	21,922
Investment securities available-for-sale	27,526	20,630
Investment securities held-to-maturity (fair value $8.6 million and $5.5 million at September 30, 2013 and December 31, 2012, respectively)	9,214	5,496
Loans held for sale	4,221	11,014
Loans	471,709	444,145
Allowance for loan losses	(4,773)	(4,657)
Net deferred loan costs	146	139
Net loans	467,082	439,627
Accrued interest receivable	1,665	1,539
Premises and equipment, net	10,769	10,289
Core deposit intangible	1,309	1,438
Goodwill	2,223	2,223
Investment in real estate limited partnerships	3,291	3,809
Company-owned life insurance	3,372	3,267
Other assets	8,027	9,492
Total assets	$574,670	$577,256
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$88,723	$83,715
Interest bearing	265,225	273,505
Time	153,401	152,773
Total deposits	507,349	509,993
Borrowed funds	14,190	15,747
Liability for defined benefit pension plan	2,571	2,753
Accrued interest and other liabilities	3,878	3,717
Total liabilities	527,988	532,210
Commitments and Contingencies
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,927,286 shares issued at September 30, 2013 and 4,923,986 shares issued at December 31, 2012	9,855	9,848
Additional paid-in capital	360	295
Retained earnings	43,035	40,772
Treasury stock at cost; 468,927 shares at September 30, 2013 and 467,905 shares at December 31, 2012	(3,880)	(3,859)
Accumulated other comprehensive loss	(2,688)	(2,010)
Total stockholders' equity	46,682	45,046
Total liabilities and stockholders' equity	$574,670	$577,256
See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 1

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$5,944	$6,066	$17,399	$17,716
Interest on debt securities:
Taxable	138	121	388	492
Tax exempt	71	93	211	273
Dividends	17	8	46	32
Interest on federal funds sold and overnight deposits	3	4	26	11
Interest on interest bearing deposits in banks	59	63	178	212
Total interest and dividend income	6,232	6,355	18,248	18,736
Interest expense
Interest on deposits	476	580	1,480	1,859
Interest on borrowed funds	133	235	390	719
Total interest expense	609	815	1,870	2,578
Net interest income	5,623	5,540	16,378	16,158
Provision for loan losses	95	150	230	510
Net interest income after provision for loan losses	5,528	5,390	16,148	15,648
Noninterest income
Trust income	155	154	472	460
Service fees	1,326	1,274	3,772	3,646
Net (losses) gains on sales of investment securities available-for-sale	—	—	(1)	44
Net gains on sales of loans held for sale	541	1,301	1,791	2,442
Other income	164	159	428	367
Total noninterest income	2,186	2,888	6,462	6,959
Noninterest expenses
Salaries and wages	2,320	2,235	6,712	6,704
Pension and employee benefits	596	968	1,917	3,083
Occupancy expense, net	249	252	871	881
Equipment expense	385	396	1,199	1,082
Other expenses	1,546	1,894	4,798	5,099
Total noninterest expenses	5,096	5,745	15,497	16,849
Income before provision for income taxes	2,618	2,533	7,113	5,758
Provision for income taxes	545	552	1,506	1,112
Net income	$2,073	$1,981	$5,607	$4,646
Earnings per common share	$0.47	$0.44	$1.26	$1.04
Weighted average number of common shares outstanding	4,458,025	4,457,204	4,456,891	4,457,048
Dividends per common share	$0.25	$0.25	$0.75	$0.75

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 2

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Net income	$2,073	$1,981	$5,607	$4,646
Other comprehensive (loss) income, net of tax:
Investment securities available-for-sale:
Net unrealized holding (losses) gains arising during the period on investment securities available-for-sale	(131)	127	(740)	181
Reclassification adjustment for net losses (gains) on investment securities available-for-sale realized in net income	—	—	1	(29)
Total	(131)	127	(739)	152
Defined benefit pension plan:
Net actuarial (loss) gain arising during the period	—	—	(33)	26
Reclassification adjustment for amortization of net actuarial loss realized in net income	31	98	94	292
Reclassification adjustment for amortization of prior service cost realized in net income	—	1	—	3
Total	31	99	61	321
Total other comprehensive (loss) income	(100)	226	(678)	473
Total comprehensive income	$1,973	$2,207	$4,929	$5,119

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 3

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 2013 and 2012 (Unaudited)

	Common Stock
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances, December 31, 2012	4,456,081	$9,848	$295	$40,772	$(3,859)	$(2,010)	$45,046
Net income	—	—	—	5,607	—	—	5,607
Other comprehensive loss	—	—	—	—	—	(678)	(678)
Cash dividends declared ($0.75 per share)	—	—	—	(3,344)	—	—	(3,344)
Stock based compensation expense	—	—	9	—	—	—	9
Exercise of stock options	3,300	7	56	—	—	—	63
Purchase of treasury stock	(1,022)	—	—	—	(21)	—	(21)
Balances, September 30, 2013	4,458,359	$9,855	$360	$43,035	$(3,880)	$(2,688)	$46,682
Balances, December 31, 2011	4,457,204	$9,847	$276	$38,385	$(3,823)	$(4,346)	$40,339
Net income	—	—	—	4,646	—	—	4,646
Other comprehensive income	—	—	—	—	—	473	473
Cash dividends declared ($0.75 per share)	—	—	—	(3,343)	—	—	(3,343)
Stock based compensation expense	—	—	6	—	—	—	6
Exercise of stock options	700	1	11	—	—	—	12
Purchase of treasury stock	(700)	—	—	—	(13)	—	(13)
Balances, September 30, 2012	4,457,204	$9,848	$293	$39,688	$(3,836)	$(3,873)	$42,120

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 4

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income	$5,607	$4,646
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	679	641
Provision for loan losses	230	510
Deferred income tax provision (benefit)	557	(718)
Net amortization of investment securities	36	71
Equity in losses of limited partnerships	518	488
Stock based compensation expense	9	6
Net (increase) decrease in unamortized loan costs	(7)	13
Proceeds from sales of loans held for sale	99,732	90,992
Origination of loans held for sale	(91,148)	(98,980)
Net gains on sales of loans held for sale	(1,791)	(2,442)
Net gain on disposals of premises and equipment	—	(14)
Net losses (gains) on sales of investment securities available-for-sale	1	(44)
Write-downs of impaired assets	36	389
Net (gains) losses on sales of other real estate owned	(8)	13
Increase in accrued interest receivable	(126)	(28)
Amortization of core deposit intangible	129	129
Decrease in other assets	659	191
Increase in other liabilities	71	1,645
Net cash provided by (used in) operating activities	15,184	(2,492)
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	7,065	9,141
Purchases	(4,705)	(4,755)
Investment securities held-to-maturity
Proceeds from maturities, calls and paydowns	500	4,000
Purchases	(4,216)	(1,996)
Investment securities available-for-sale
Proceeds from sales	1,018	1,291
Proceeds from maturities, calls and paydowns	3,448	14,126
Purchases	(12,519)	(5,322)
Purchase of nonmarketable stock, net	(77)	—
Net increase in loans	(27,742)	(26,046)
Recoveries of loans charged off	42	37
Purchases of premises and equipment	(1,159)	(1,811)
Investments in limited partnerships	—	(889)
Proceeds from sales of premises and equipment	—	19
Proceeds from sales of other real estate owned	563	622
Net cash used in investing activities	(37,782)	(11,583)

Union Bankshares, Inc. Page 5

Cash Flows From Financing Activities
Advances on long-term borrowings	2,000	2,000
Repayment of long-term debt	(1,030)	(868)
Net decrease in short-term borrowings outstanding	(2,527)	(4,391)
Net increase in noninterest bearing deposits	5,008	2,588
Net (decrease) increase in interest bearing deposits	(8,280)	38,446
Net increase (decrease) in time deposits	628	(9,657)
Issuance of common stock	63	12
Purchase of treasury stock	(21)	(13)
Dividends paid	(3,344)	(3,343)
Net cash (used in) provided by financing activities	(7,503)	24,774
Net (decrease) increase in cash and cash equivalents	(30,101)	10,699
Cash and cash equivalents
Beginning of period	46,510	24,381
End of period	$16,409	$35,080
Supplemental Disclosures of Cash Flow Information
Interest paid	$1,968	$2,700
Income taxes paid	$750	$1,500

Supplemental Schedule of Noncash Investing and Financing Activities
Other real estate acquired in settlement of loans	$122	$971
Loans originated to finance the sale of other real estate owned	$100	$—

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 6

UNION BANKSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Union Bankshares, Inc. and Subsidiary (the Company) as of September 30, 2013, and for the three and nine months ended September 30, 2013 and 2012, have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information, general practices within the banking industry, and the accounting policies described in the Company’s Annual Report to Shareholders and Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein, have been made. This information should be read in conjunction with the Company’s 2012 Annual Report to Shareholders and 2012 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2013, or any other interim period.

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

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income to be in a single location in the financial statements. The Company's disclosures of the components of accumulated other comprehensive income (loss) are disclosed in its Consolidated Statements of Comprehensive Income. For the three and nine months ended September 30, 2013, the items requiring reclassification out of accumulated other comprehensive income (loss) are disclosed in Note 10. The new guidance became effective for all interim and annual periods beginning January 1, 2013. Since this ASU addresses financial statement disclosures only, the adoption of this guidance effective January 1, 2013 did not have an impact on the Company's consolidated financial position or results of operations.

In July 2013, the FASB issued ASU No. 2013-11, "Income Taxes, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The objective of the amendment is to provide explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the

Union Bankshares, Inc. Page 7

reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 31, 2013. Early adoption is permitted and amendments are to be applied prospectively. The Company has adopted the amendment and the ASU did not have any effect on the Company's consolidated financial position or results of operations.

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

Amortization expense for the core deposit intangible was $43 thousand for the three months ended September 30, 2013 and 2012, and was $129 thousand for the nine months ended September 30, 2013 and 2012. The amortization expense is included in other noninterest expense on the consolidated statement of income and is deductible for tax purposes. As of September 30, 2013, the remaining amortization expense related to the core deposit intangible, absent any future impairment, is expected to be as follows:

(Dollars in thousands)
2013	$42
2014	171
2015	171
2016	171
2017	171
Thereafter	583
Total	$1,309

Union Bankshares, Inc. Page 8

Note 6. Investment Securities
Investment securities as of the balance sheet dates consisted of the following:

September 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$12,418	$35	$(775)	$11,678
Agency mortgage-backed	1,903	16	(33)	1,886
State and political subdivisions	9,780	439	(52)	10,167
Corporate	2,791	—	(125)	2,666
Total debt securities	26,892	490	(985)	26,397
Marketable equity securities	746	151	(3)	894
Mutual funds	235	—	—	235
Total	$27,873	$641	$(988)	$27,526
Held-to-maturity
U.S. Government-sponsored enterprises	$9,214	$—	$(649)	$8,565

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$4,500	$22	$(3)	$4,519
Agency mortgage-backed	1,343	36	—	1,379
State and political subdivisions	9,803	664	(5)	10,462
Corporate	3,294	28	(22)	3,300
Total debt securities	18,940	750	(30)	19,660
Marketable equity securities	746	66	(15)	797
Mutual funds	173	—	—	173
Total	$19,859	$816	$(45)	$20,630
Held-to-maturity
U.S. Government-sponsored enterprises	$5,496	$3	$(22)	$5,477

There were no sales of securities available-for-sale for the three months ended September 30, 2013 or September 30, 2012. Proceeds from the sale of securities available-for-sale were $1.0 million with gross realized gains of $3 thousand and gross realized losses of $4 thousand for the nine months ended September 30, 2013. Proceeds from the sale of securities available-for-sale were $1.3 million with gross realized gains of $44 thousand for the nine months ended September 30, 2012. There were no gross realized losses for the nine months ended September 30, 2012. The specific identification method is used to determine realized gains and losses on sales of securities available-for-sale.

Union Bankshares, Inc. Page 9

The amortized cost and estimated fair value of debt securities by contractual scheduled maturity as of September 30, 2013 were as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Available-for-sale
Due in one year or less	$190	$190
Due from one to five years	2,838	2,899
Due from five to ten years	11,075	10,917
Due after ten years	10,886	10,505
	24,989	24,511
Agency mortgage-backed securities	1,903	1,886
Total debt securities available-for-sale	$26,892	$26,397
Held-to-maturity
Due from one to five years	$997	$977
Due from five to ten years	2,000	1,893
Due after ten years	6,217	5,695
Total debt securities held-to-maturity	$9,214	$8,565

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

Information pertaining to all investment securities with gross unrealized losses as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

September 30, 2013	Less Than 12 Months		12 Months and over		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Debt securities:
U.S. Government-sponsored enterprises	$18,669	$(1,424)	$—	$—	$18,669	$(1,424)
Agency mortgage-backed	913	(33)	—	—	913	(33)
State and political subdivisions	1,376	(52)	—	—	1,376	(52)
Corporate	2,166	(123)	500	(2)	2,666	(125)
Total debt securities	23,124	(1,632)	500	(2)	23,624	(1,634)
Marketable equity securities	36	(2)	13	(1)	49	(3)
Total	$23,160	$(1,634)	$513	$(3)	$23,673	$(1,637)

Union Bankshares, Inc. Page 10

December 31, 2012	Less Than 12 Months		12 Months and over		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(Dollars in thousands)
Debt securities:
U.S. Government-sponsored enterprises	$4,472	$(25)	$—	$—	$4,472	$(25)
State and political subdivisions	345	(5)	—	—	345	(5)
Corporate	2,266	(22)	—	—	2,266	(22)
Total debt securities	7,083	(52)	—	—	7,083	(52)
Marketable equity securities	91	(7)	42	(8)	133	(15)
Total	$7,174	$(59)	$42	$(8)	$7,216	$(67)
The Company evaluates all investment securities on a quarterly basis, and more frequently when economic conditions warrant, to determine if an other-than-temporary impairment exists. A debt security is considered impaired if the fair value is lower than its amortized cost basis at the report date. If impaired, management then assesses whether the unrealized loss is other-than-temporary.

Declines in the fair values of individual equity securities that are deemed to be other-than-temporary are reflected in noninterest income when identified. An unrealized loss on a debt security is generally deemed to be other-than temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security. The credit loss component of an other-than-temporary impairment write-down is recorded, net of tax effect, through net income as a component of net other-than-temporary impairment losses in the consolidated statement of income, while the remaining portion of the impairment loss is recognized in other comprehensive income (loss), provided the Company does not intend to sell the underlying debt security and it is "more likely than not" that the Company will not have to sell the debt security prior to recovery.

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

At September 30, 2013, held-to-maturity and available-for-sale securities, consisting of 23 U.S. Government-sponsored enterprise securities, two agency mortgage-backed securities, three tax-exempt municipal securities, one taxable municipal security, six corporate bonds, and two marketable equity securities, had aggregate unrealized losses of $1.6 million. Only one corporate bond and one marketable equity security had continuous unrealized losses for longer than twelve months. The Company has the ability to hold such securities for the foreseeable future. No declines were deemed by management to be other-than-temporary at September 30, 2013.

Investment securities with a carrying amount of $9.0 million and $6.7 million at September 30, 2013 and December 31, 2012, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

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
The following table summarizes activity in the accretable loan premium component for the acquired loan portfolio:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$414	$445	$454	$491
Loan premium amortization	(20)	(24)	(60)	(70)
Changes in expected cash flows due to paydowns	—	53	—	53
Balance at end of period	$394	$474	$394	$474
Loan premium amortization has been charged to Interest and fees on loans on the Company's statements of income for the periods reported. The remaining accretable loan premium component balance was $394 thousand at September 30, 2013 and $454 thousand at December 31, 2012. The balance of the nonaccretable credit risk component was $296 thousand at September 30, 2013 and December 31, 2012. The net carrying amounts of the acquired loans were $18.4 million and $22.9 million at September 30, 2013 and December 31, 2012, respectively, and are included in the loan balances below.

Union Bankshares, Inc. Page 12

The composition of Net loans as of the balance sheet dates were as follows:

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Residential real estate	$157,500	$154,938
Construction real estate	40,135	36,018
Commercial real estate	207,909	197,240
Commercial	20,348	21,463
Consumer	5,653	6,065
Municipal	40,164	28,421
Gross loans	471,709	444,145
Allowance for loan losses	(4,773)	(4,657)
Net deferred loan costs	146	139
Net loans	$467,082	$439,627
Residential real estate loans aggregating $20.5 million and $11.4 million at September 30, 2013 and December 31, 2012, respectively, were pledged as collateral on deposits of municipalities. Qualifying residential first mortgage loans held by Union may be pledged as collateral for borrowings from the Federal Home Loan Bank (FHLB) of Boston under a blanket lien.

A summary of current, past due and nonaccrual loans as of the balance sheet dates follows:

September 30, 2013	Current	30-59 Days	60-89 Days	90 Days and Over and Accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$154,571	$98	$683	$774	$1,374	$157,500
Construction real estate	40,109	—	—	—	26	40,135
Commercial real estate	205,446	1,752	454	—	257	207,909
Commercial	20,297	—	—	—	51	20,348
Consumer	5,597	12	5	6	33	5,653
Municipal	40,164	—	—	—	—	40,164
Total	$466,184	$1,862	$1,142	$780	$1,741	$471,709

December 31, 2012	Current	30-59 Days	60-89 Days	90 Days and Over and Accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$148,479	$2,573	$1,274	$296	$2,316	$154,938
Construction real estate	35,944	24	6	—	44	36,018
Commercial real estate	193,079	2,943	812	—	406	197,240
Commercial	20,541	811	39	—	72	21,463
Consumer	6,012	31	10	11	1	6,065
Municipal	28,421	—	—	—	—	28,421
Total	$432,476	$6,382	$2,141	$307	$2,839	$444,145

Aggregate interest on nonaccrual loans not recognized was $1.1 million and $1.0 million as of September 30, 2013 and 2012, respectively, and $1.0 million as of December 31, 2012.

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

The allowance consists of specific, general and unallocated components. The specific component relates to the loans that are classified as impaired. Loans are evaluated for impairment and may be classified as impaired when management believes it is probable that the Company will not collect all the contractual interest and principal payments as scheduled in the loan agreement. Impaired loans may also include troubled loans that are restructured. A troubled debt restructuring (TDR) occurs when the Company, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that would otherwise not be granted. TDR may include the transfer of assets to the Company in partial satisfaction of a troubled loan, a modification of a loan's terms (such as reduction of stated interest rates below market rates, extension of maturity that does not conform to the Company's policies, reduction of face amount of the loan, reduction of accrued interest, or reduction or deferment of loan payments ), or a combination. A specific reserve amount is allocated to the allowance for individual loans that have been classified as impaired based on management's estimate of the fair value of the collateral for collateral dependent loans, an observable market price, or the present value of anticipated future cash flows. The Company accounts for the change in present value attributable to the passage of time in the loan loss reserve. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer, real estate or small balance commercial loans for impairment evaluation, unless such loans are subject to a restructuring agreement or have been identified as impaired as part of a larger customer relationship. During the third quarter of 2013, management completed an evaluation of the Company's historical loss experience on substandard commercial loans and commercial loans with balances greater than $500 thousand was established as the threshold for individual impairment evaluation.

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

Union Bankshares, Inc. Page 14

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

•
Municipal - Loans in this segment are made to municipalities located within the Company's service area. Repayment is primarily dependent on taxes or other funds collected by the municipalities. Management considers there to be minimal risk surrounding the credit quality of this segment.

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
Changes in the Allowance for loan losses, by class of loans, for the three and nine months ended September 30, 2013 and 2012 were as follows:

For The Three Months Ended September 30, 2013	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, June 30, 2013	$1,298	$431	$2,769	$195	$32	$14	$13	$4,752
Provision (credit) for loan losses	16	67	(85)	(21)	(7)	27	98	95
Recoveries of amounts charged off	1	3	—	1	11	—	—	16
	1,315	501	2,684	175	36	41	111	4,863
Amounts charged off	(81)	—	—	(6)	(3)	—	—	(90)
Balance, September 30, 2013	$1,234	$501	$2,684	$169	$33	$41	$111	$4,773

For The Three Months Ended September 30, 2012	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, June 30, 2012	$1,298	$419	$2,451	$265	$56	$14	$77	$4,580
Provision (credit) for loan losses	34	44	119	(92)	(5)	27	23	150
Recoveries of amounts charged off	1	3	—	2	2	—	—	8
	1,333	466	2,570	175	53	41	100	4,738
Amounts charged off	(58)	(25)	(92)	—	(7)	—	—	(182)
Balance, September 30, 2012	$1,275	$441	$2,478	$175	$46	$41	$100	$4,556

Union Bankshares, Inc. Page 15

For The Nine Months Ended September 30, 2013	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2012	$1,291	$456	$2,532	$159	$39	$30	$150	$4,657
Provision (credit) for loan losses	39	52	152	30	(15)	11	(39)	230
Recoveries of amounts charged off	11	9	—	4	18	—	—	42
	1,341	517	2,684	193	42	41	111	4,929
Amounts charged off	(107)	(16)	—	(24)	(9)	—	—	(156)
Balance, September 30, 2013	$1,234	$501	$2,684	$169	$33	$41	$111	$4,773

For The Nine Months Ended September 30, 2012	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2011	$1,250	$367	$2,278	$232	$60	$21	$18	$4,226
Provision (credit) for loan losses	83	98	295	(63)	(5)	20	82	510
Recoveries of amounts charged off	8	9	—	6	14	—	—	37
	1,341	474	2,573	175	69	41	100	4,773
Amounts charged off	(66)	(33)	(95)	—	(23)	—	—	(217)
Balance, September 30, 2012	$1,275	$441	$2,478	$175	$46	$41	$100	$4,556

The allocation of the Allowance for loan losses, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates were as follows:

September 30, 2013	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$74	$17	$263	$—	$—	$—	$—	$354
Collectively evaluated for impairment	1,160	484	2,421	169	33	41	111	4,419
Total allocated	$1,234	$501	$2,684	$169	$33	$41	$111	$4,773

December 31, 2012	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$49	$18	$53	$—	$—	$—	$—	$120
Collectively evaluated for impairment	1,242	438	2,479	159	39	30	150	4,537
Total allocated	$1,291	$456	$2,532	$159	$39	$30	$150	$4,657

Union Bankshares, Inc. Page 16

The recorded investment in loans, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates were as follows:

September 30, 2013	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,190	$350	$8,193	$112	$—	$—	$9,845
Collectively evaluated for impairment	148,883	39,785	189,751	19,900	5,500	39,678	443,497
	150,073	40,135	197,944	20,012	5,500	39,678	453,342
Acquired loans	7,427	—	9,965	336	153	486	18,367
Total	$157,500	$40,135	$207,909	$20,348	$5,653	$40,164	$471,709

December 31, 2012	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$703	$145	$3,427	$127	$—	$—	$4,402
Collectively evaluated for impairment	144,921	35,866	181,406	20,851	5,846	27,913	416,803
	145,624	36,011	184,833	20,978	5,846	27,913	421,205
Acquired loans	9,314	7	12,407	485	219	508	22,940
Total	$154,938	$36,018	$197,240	$21,463	$6,065	$28,421	$444,145

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

Union Bankshares, Inc. Page 17

The following tables summarize the loan ratings applied to the Company's loans by class as of the balance sheet dates:

September 30, 2013	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$140,158	$37,432	$136,314	$16,885	$5,388	$39,678	$375,855
Satisfactory/Monitor	7,389	2,353	50,868	2,826	95	—	63,531
Substandard	2,526	350	10,762	301	17	—	13,956
Total	150,073	40,135	197,944	20,012	5,500	39,678	453,342
Acquired loans	7,427	—	9,965	336	153	486	18,367
Total	$157,500	$40,135	$207,909	$20,348	$5,653	$40,164	$471,709

December 31, 2012	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$134,737	$30,115	$130,956	$18,258	$5,722	$27,913	$347,701
Satisfactory/Monitor	7,749	5,751	46,174	2,476	102	—	62,252
Substandard	3,138	145	7,703	244	22	—	11,252
Total	145,624	36,011	184,833	20,978	5,846	27,913	421,205
Acquired loans	9,314	7	12,407	485	219	508	22,940
Total	$154,938	$36,018	$197,240	$21,463	$6,065	$28,421	$444,145

Acquired loans are risk rated, as appropriate, according to the Company's loan rating system, but such ratings are not taken into account in establishing the allowance for loan losses. Rather, in accordance with applicable accounting principles, acquired loans are initially recorded at fair value, determined based upon an estimate of the amount and timing of both principal and interest cash flows expected to be collected and discounted using a market interest rate, which includes an estimate of future credit losses expected to be incurred over the life of the portfolio. The primary credit quality indicator for acquired loans is whether there has been a decrease in expected cash flows. Monitoring of this portfolio is ongoing to determine if there is evidence of deterioration in credit quality since acquisition. As of September 30, 2013, there was no allowance for loan losses for acquired loans.

Union Bankshares, Inc. Page 18

The following table provides information with respect to impaired loans by class of loan as of and for the three and nine months ended September 30, 2013:

	As of September 30, 2013			For The Three Months Ended September 30, 2013		For The Nine Months Ended September 30, 2013
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With an allowance recorded:
Residential real estate	$575	$588	$74
Construction real estate	350	372	17
Commercial real estate	2,312	2,312	263
	3,237	3,272	354
With no allowance recorded:
Residential real estate	615	819	—
Commercial real estate	5,881	5,982	—
Commercial	112	112	—
	6,608	6,913	—
Total:
Residential real estate	1,190	1,407	74	$1,039	$6	$884	$14
Construction real estate	350	372	17	350	4	247	6
Commercial real estate	8,193	8,294	263	5,727	26	4,569	96
Commercial	112	112	—	115	2	120	6
Total	$9,845	$10,185	$354	$7,231	$38	$5,820	$122
____________________

(1)	Does not reflect government guaranties on impaired loans as of September 30, 2013 totaling $743 thousand.

The following table provides information with respect to impaired loans by class of loan as of and for the three and nine months ended September 30, 2012:

	As of September 30, 2012			For The Three Months Ended September 30, 2012		For The Nine Months Ended September 30, 2012
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Total:
Residential real estate	$716	$834	$46	$558	$3	$485	$5
Construction real estate	42	47	—	42	—	21	—
Commercial real estate	2,066	2,136	10	2,414	21	2,286	90
Commercial	130	130	—	65	—	32	—
Total	$2,954	$3,147	$56	$3,079	$24	$2,824	$95
____________________

(1)	Does not reflect government guaranties on impaired loans as of September 30, 2012 totaling $86 thousand.

Union Bankshares, Inc. Page 19

The following table provides information with respect to impaired loans as of December 31, 2012:

	December 31, 2012
	Recorded Investment (1)	Principal Balance (1)	Related Allowance
	(Dollars in thousands)
With an allowance recorded:
Residential real estate	$354	$360	$49
Construction real estate	145	150	18
Commercial real estate	2,380	2,411	53
	2,879	2,921	120
With no allowance recorded:
Residential real estate	349	491	—
Commercial real estate	1,047	1,133	—
Commercial	127	127	—
	1,523	1,751	—

Total:
Residential real estate	703	851	49
Construction real estate	145	150	18
Commercial real estate	3,427	3,544	53
Commercial	127	127	—
Total	$4,402	$4,672	$120
____________________

(1)	Does not reflect government guaranties on impaired loans as of December 31, 2012 totaling $770 thousand.

The following is a summary of TDR loans by class of loan as of the following dates:

	September 30, 2013		December 31, 2012
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
Residential real estate	4	$409	5	$479
Construction real estate	3	350	2	145
Commercial real estate	2	497	3	2,226
Total	9	$1,256	10	$2,850
The TDR loans above represent loan modifications in which a concession was provided to the borrower, including due date extensions, maturity date extensions, interest rate reductions or the forgiveness of accrued interest. Troubled loans, that are restructured and meet established thresholds, are classified as impaired and a specific reserve amount is allocated to the allowance on the basis of the fair value of the collateral for collateral dependent loans, an observable market price, or the present value of anticipated future cash flows.

Union Bankshares, Inc. Page 20

The following tables provide new TDR activity for the three and nine months ended September 30, 2013 and 2012:

	New TDRs During the			New TDRs During the
	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in thousands)
Construction real estate	1	$188	$221	1	$188	$221

	New TDRs During the			New TDRs During the
	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in thousands)
Construction real estate	—	$—	$—	1	$43	$43

There were no TDR loans modified within the previous twelve months that had subsequently defaulted during the three and nine month periods ended September 30, 2013 or September 30, 2012. TDR loans are considered defaulted at 90 days past due.

At September 30, 2013 and December 31, 2012, the Company was not committed to lend any additional funds to borrowers whose loans were nonperforming, impaired or restructured.

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

Net periodic pension benefit (credit) cost for the three and nine months ended September 30 consisted of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Service cost	$—	$255	$—	$805
Interest cost on projected benefit obligation	175	221	525	663
Expected return on plan assets	(252)	(237)	(756)	(711)
Amortization of prior service cost	—	1	—	5
Amortization of net loss	47	148	142	442
Net periodic benefit (credit) cost	$(30)	$388	$(89)	$1,204

Union Bankshares, Inc. Page 21

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

As of the balance sheet dates, the components of Accumulated other comprehensive loss, net of tax, were:

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Net unrealized (loss) gain on investment securities available-for-sale	$(231)	$508
Defined benefit pension plan net unrealized actuarial loss	(2,457)	(2,518)
Total	$(2,688)	$(2,010)

The following table discloses the tax effects allocated to each component of other comprehensive (loss) income for the three months ended September 30:

	Three Months Ended
	September 30, 2013			September 30, 2012
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
	(Dollars in thousands)
Investment securities available-for-sale:
Net unrealized holding (losses) gains arising during the period on investment securities available-for-sale	$(198)	$67	$(131)	$192	$(65)	$127
Defined benefit pension plan:
Reclassification adjustment for amortization of net actuarial loss realized in net income	47	(16)	31	148	(50)	98
Reclassification adjustment for amortization of prior service cost realized in net income	—	—	—	1	—	1
Total	47	(16)	31	149	(50)	99
Total other comprehensive (loss) income	$(151)	$51	$(100)	$341	$(115)	$226

Union Bankshares, Inc. Page 22

The following table discloses the tax effects allocated to each component of other comprehensive (loss) income for the nine months ended September 30:

	Nine Months Ended
	September 30, 2013			September 30, 2012
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
	(Dollars in thousands)
Investment securities available-for-sale:
Net unrealized holding (losses) gains arising during the period on investment securities available-for-sale	$(1,120)	$380	$(740)	$274	$(93)	$181
Reclassification adjustment for net losses (gains) on investment securities available-for-sale realized in net income	1	—	1	(44)	15	(29)
Total	(1,119)	380	(739)	230	(78)	152
Defined benefit pension plan:
Net actuarial (loss) gain arising during the period	(49)	16	(33)	39	(13)	26
Reclassification adjustment for amortization of net actuarial loss realized in net income	142	(48)	94	442	(150)	292
Reclassification adjustment for amortization of prior service cost realized in net income	—	—	—	5	(2)	3
Total	93	(32)	61	486	(165)	321
Total other comprehensive (loss) income	$(1,026)	$348	$(678)	$716	$(243)	$473

The following table discloses information concerning the reclassification adjustments from other comprehensive (loss) income for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Reclassification Adjustment Description					Affected Line Item in Statements of Income

Investment securities available-for-sale:
Net losses (gains) on investment securities available-for-sale	$—	$—	$1	$(44)	Net (losses) gains on sales of investment securities available-for-sale
Tax benefit	—	—	—	15	Provision for income taxes
	—	—	1	(29)	Net income
Defined benefit pension plan:
Net actuarial loss	47	148	142	442	Pension and employee benefits
Prior service cost	—	1	—	5	Pension and employee benefits
	47	149	142	447	Income before provision for income taxes
Tax expense	(16)	(50)	(48)	(152)	Provision for income taxes
	31	99	94	295	Net income
Total reclassifications	$31	$99	$95	$266	Net income

Union Bankshares, Inc. Page 23

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

Union Bankshares, Inc. Page 24

Assets measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
September 30, 2013:
Investment securities available-for-sale (market approach)
Debt securities:
U.S. Government-sponsored enterprises	$11,678	$—	$11,678	$—
Agency mortgage-backed	1,886	—	1,886	—
State and political subdivisions	10,167	—	10,167	—
Corporate	2,666	1,905	761	—
Total debt securities	26,397	1,905	24,492	—
Marketable equity securities	894	894	—	—
Mutual funds	235	235	—	—
Total	$27,526	$3,034	$24,492	$—

December 31, 2012:
Investment securities available-for-sale (market approach)
Debt securities:
U.S. Government-sponsored enterprises	$4,519	$—	$4,519	$—
Agency mortgage-backed	1,379	—	1,379	—
State and political subdivisions	10,462	—	10,462	—
Corporate	3,300	2,529	771	—
Total debt securities	19,660	2,529	17,131	—
Marketable equity securities	797	797	—	—
Mutual funds	173	173	—	—
Total	$20,630	$3,499	$17,131	$—

There were no significant transfers in or out of Levels 1 and 2 for the three and nine months ended September 30, 2013. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as impaired loans, investment securities held-to-maturity, mortgage servicing rights and other real estate owned, were not considered material at September 30, 2013 or December 31, 2012. The Company has not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.

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

Union Bankshares, Inc. Page 25

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

Borrowed funds: The fair values of the Company’s long-term debt are estimated using discounted cash flow analysis based on interest rates currently being offered on similar debt instruments, resulting in a Level 2 classification. The fair values of the Company’s short-term debt approximate the carrying amounts reported in the balance sheet, resulting in a Level 1 classification.

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

Union Bankshares, Inc. Page 26

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	September 30, 2013
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$16,409	$16,409	$16,409	$—	$—
Interest bearing deposits in banks	19,562	19,639	—	19,639	—
Investment securities	36,740	36,091	3,034	33,057	—
Loans held for sale	4,221	4,289	—	4,289	—
Loans, net
Residential real estate	156,316	164,726	—	—	164,726
Construction real estate	39,646	39,857	—	—	39,857
Commercial real estate	205,178	207,281	—	—	207,281
Commercial	20,185	19,497	—	—	19,497
Consumer	5,622	5,617	—	—	5,617
Municipal	40,135	41,084	—	—	41,084
Accrued interest receivable	1,665	1,665	9	266	1,390
Nonmarketable equity securities	2,053	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$88,723	$88,723	$88,723	$—	$—
Interest bearing	265,225	265,225	—	265,225	—
Time	153,401	153,203	—	153,203	—
Borrowed funds
Short-term	1,462	1,462	1,462	—	—
Long-term	12,728	13,545	—	13,545	—
Accrued interest payable	202	202	—	202	—

Union Bankshares, Inc. Page 27

	December 31, 2012
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$46,510	$46,510	$46,510	$—	$—
Interest bearing deposits in banks	21,922	22,158	—	22,158	—
Investment securities	26,126	26,107	3,499	22,608	—
Loans held for sale	11,014	11,313	—	11,313	—
Loans, net
Residential real estate	153,696	146,216	—	—	146,216
Construction real estate	35,573	41,364	—	—	41,364
Commercial real estate	194,630	195,419	—	—	195,419
Commercial	21,297	20,676	—	—	20,676
Consumer	6,027	6,192	—	—	6,192
Municipal	28,404	32,649	—	—	32,649
Accrued interest receivable	1,539	1,539	15	194	1,330
Nonmarketable equity securities	1,976	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$83,715	$83,715	$83,715	$—	$—
Interest bearing	273,505	273,509	—	273,509	—
Time	152,773	153,565	—	153,565	—
Borrowed funds
Short-term	3,989	3,989	3,989	—	—
Long-term	11,758	14,272	—	14,272	—
Accrued interest payable	300	300	—	300	—
The carrying amounts in the preceding tables are included in the balance sheet under the applicable captions.

Note 12. Subsequent Events
Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with U.S. GAAP. Events occurring subsequent to September 30, 2013 have been evaluated as to their potential impact to the consolidated financial statements.

On October 16, 2013, the Company declared a regular quarterly cash dividend of $0.26 per share, payable November 7, 2013, to stockholders of record on October 26, 2013, representing an increase of $0.01, or 4.0%, over the quarterly cash dividend paid in each of the 18 previous fiscal quarters.

Union Bankshares, Inc. Page 28

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
GENERAL
The following discussion and analysis by management focuses on those factors that, in management's view, had a material effect on the financial position of Union Bankshares, Inc. (the Company) as of September 30, 2013 and December 31, 2012, and its results of operations for the three and nine months ended September 30, 2013 and 2012. This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company's Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of the Company's management, the interim unaudited data reflects all adjustments, consisting only of normal recurring adjustments, and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim periods presented. Management is not aware of the occurrence of any events after September 30, 2013 which would materially affect the information presented.

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

Union Bankshares, Inc. Page 29

speak only as of the date they are made and the Company undertakes no obligation to update them to reflect new or changed information or events, except as may be required by federal securities laws.

RECENT DEVELOPMENTS

Consistent with the first half of 2013, economic activity has continued to expand at a moderate pace based on information received from the most recent Federal Open Market Committee's (FOMC) meeting. National unemployment rates continue to remain elevated even though there has been improvement in the labor markets. Household spending and business fixed investment saw continued improvement, but recovery in the housing sector has slowed somewhat in recent months. Inflation is somewhat below the Federal Open Market Committee's (FOMC) long-term objective despite fluctuations due to changing energy prices.

It appears that short-term interest rates will continue at historic lows as the FOMC is likely to keep the target range for federal funds rate at 0-25 basis points in order to promote the ongoing economic recovery. The FOMC intends on maintaining this target range as long as the federal unemployment rate remains above 6.5% and inflation remains under control. The FOMC recognizes improvement in economic activity and labor conditions since it began its asset purchase program; however, more evidence is needed to ensure progress will be sustained before adjusting the pace of its purchases. The Federal Reserve continues to put downward pressure on longer-term interest rates by extending the duration of its treasury securities and continues to reinvest principal payments from its holdings of agency debt and agency mortgage-backed securities in agency mortgage-backed securities. The FOMC has indicated that it will closely monitor incoming information on economic and financial developments in coming months.

In Vermont the statewide unemployment rate was 4.6% at August 31, 2013 and 5.1% at December 31, 2012, while in New Hampshire the unemployment rate was at 5.0% at August 31, 2013 and 5.7% at December 31, 2012. Rates for both states compare favorably with the national rate of 7.3% at August 31, 2013 and 7.8% at December 31, 2012. Due to a temporary delay in funding during the partial government shutdown, the Bureau of Labor Statistics has indicated that September 2013 unemployment data will be released with the October 2013 data, for which release dates have yet to be scheduled.

In response to the earlier financial crisis affecting the banking and financial markets, the resulting recession and the changing political environment, many new laws, regulations and programs have been adopted that will or may impact the Company's future earnings and/or efficiency, many of which were referenced in our 2012 Annual Report on Form 10-K. Several of the laws, regulations, and programs mentioned in our 2012 Annual Report on Form 10-K were in the proposed status and have since become effective for the Company. The following are the most relevant:

•
Among the new regulations imposed by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) are new residential mortgage provisions that mandate more extensive disclosures, require lenders to offer terms that reasonably reflect the consumers' ability to repay a loan, prohibit mandatory arbitration provisions, add new customer protections for high-cost mortgages and set escrow account and appraisal standards. Several final rules issued during the first quarter of 2013 become effective for Union in the first quarter of 2014. The Consumer Financial Protection Bureau finalized rules that govern how mortgage servicers communicate with consumers, offer loss mitigation and foreclosure avoidance options, and conduct the foreclosure process. These rules are promulgated under amendments to the Truth in Lending Act and the Real Estate Settlement Procedures Act adopted as part of the Dodd-Frank Act. Management has reviewed the upcoming regulations, attended seminars and trainings and is working with our vendors to facilitate a smooth implementation process for the new regulations that are effective in January 2014.

•
The Company has evaluated its capital adequacy under the final BASEL III requirements on a pro forma basis and as of September 30, 2013, it would be considered well capitalized under such requirements, including as fully phased in.

•
Significant uncertainty surrounds the implementation of federal and Vermont health care reform legislation. The Company will continue to monitor health care reform and its impact on the Company and the individuals and businesses in its market areas. Those impacts cannot yet be quantified.

•
The federal budget was not approved as of September 30, 2013 and was finally extended for 6 months. One of the consequences of the delay in budget approval was a partial government shut down for approximately three weeks. The impact of the shutdown is not quantifiable for the Company or its customers, but is not expected to have a significant impact.

Union Bankshares, Inc. Page 30

Nonbranch methods for customers to access their financial accounts continue to grow in importance and therefore Union now offers a mobile banking option to all customers wanting this method of nonbranch banking. Other electronic alternatives and enhancements will continue to be explored.

As previously reported in our 2012 Annual Report on Form 10-K, effective October 5, 2012, Union Bank's Pension Plan was closed to new participants and benefit accrual for participants was frozen. In light of that decision, Union amended its 401(k) plan effective January 1, 2013 to include “Safe Harbor” provisions requiring an annual nondiscretionary minimum contribution to the plan for all eligible plan participants in an amount equal to 3% of eligible earnings of each eligible plan participant.

The cost of doing business has continued to increase dramatically in this regulatory environment as the number and extent of new regulations and the speed with which they must be implemented require additional bank software purchases, greater reliance on service providers and additional staffing resources. Also, the cost of mitigating long-term interest rate risk by selling loans to the secondary market continued to increase during 2013 and it is anticipated that this cost will continue to grow as the government sponsored entities continue to work through their own financial problems.

It is not completely clear at this time what impact current or future government sponsored programs, regulations, legislation, or the U.S. Government's sequester will have on the Company, its customers or the regional U.S. and global financial markets, but additional regulatory complexity and allocation of Company resources to deal with the impact are likely.

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

OVERVIEW

The Company's net income was $2.1 million for the quarter ended September 30, 2013 compared to $2.0 million for the quarter ended September 30, 2012, an increase of $92 thousand, or 4.6%. These results reflected the net effect of an increase in net interest income of $83 thousand, or 1.5%, a decrease in noninterest expenses of $649 thousand, or 11.3%, a decrease in the provision for loan losses of $55 thousand, or 36.7% and a decrease in the provision for income taxes of $7 thousand, or 1.3%, partially offset by a decrease in noninterest income of $702 thousand, or 24.3%.

The Company continues to face a challenging low interest rate environment as the prime rate has remained unchanged at 3.25% since December 2008. Total interest income decreased by $123 thousand, or 1.9%, to $6.2 million for the third quarter of 2013, versus $6.4 million for the third quarter of 2012, while interest expense decreased $206 thousand, or 25.3%, between periods, from $815 thousand for the third quarter of 2012 to $609 thousand for the third quarter of 2013. These changes in interest income and interest expense resulted in net interest income of $5.6 million for the third quarter of 2013, up $83 thousand, or 1.5%, from the third quarter of 2012 of $5.5 million. The continued static low prime rate or further drops in the prime rate and/or increases in competitors' deposit rates or market borrowing rates could be problematic for the Company if loans were to refinance to a lower rate or individual variable rate loan and investment instruments reprice downward at a faster rate than the downward repricing of funding costs. In addition,

Union Bankshares, Inc. Page 31

there is very little relative reduction that can be made in future periods from the deposit rates currently paid as it appears customers are staying in short-term time or nontime deposit accounts which are all currently paying an interest rate of less than one-half percent.

Noninterest income decreased $702 thousand, or 24.3%, for the quarter due to lower net gains on sales of loans held for sale, which decreased $760 thousand, or 58.4%, from $1.3 million for the quarter ended September 30, 2012 to $541 thousand for the quarter ended September 30, 2013. The decrease in net gains was a result of a decrease in the volume of residential loans sold to the secondary market from $39.7 million in the third quarter of 2012 to $31.7 million in the third quarter of 2013, a decrease of $8.0 million, or 20.1%, as well as lower premiums obtained due to rise in interest rates in late June 2013. The decrease in net gains on sales of loans for the quarter was partially offset by an increase in service fees of $52 thousand, or 4.1%, between periods.

Pension and employee benefits decreased $372 thousand, or 38.4%, for the three month period ended September 30, 2013 compared to the same period for 2012, mainly due to the October 5, 2012 freeze of the pension plan which stopped accrual of benefits and closed the plan to new participants. This decrease was partially offset by an increase of $63 thousand, or 131.5%, in the 401K employer contribution expense related to Safe Harbor contributions that became effective January 1, 2013 with the amendment of the 401K plan. Expenses of Other Real Estate Owned (OREO) decreased $418 thousand, or 100.5%, for the three month period ended September 30, 2013 compared to 2012 and other noninterest expenses increased $141 thousand, or 3.2%, for the three months ended September 30, 2013.

The Company's effective tax rate decreased to 20.8% for the three months ended September 30, 2013 from 21.8% for the same period in 2012, resulting from an increase in tax credits from affordable housing partnership investments, partially offset by an increase in taxable income and a decrease in tax exempt income.

At September 30, 2013, the Company had total consolidated assets of $574.7 million, including gross loans and loans held for sale (total loans) of $475.9 million, deposits of $507.3 million, borrowed funds of $14.2 million and stockholders' equity of $46.7 million. The Company’s total assets decreased $2.6 million, or 0.4%, from $577.3 million at December 31, 2012. Although total assets did not change significantly from December 31, 2012 to September 30, 2013, the asset mix changed with cash and cash equivalents decreasing $30.1 million and net loans and loans held for sale increasing a total of $20.7 million and investment securities increasing $10.6 million compared to levels at December 31, 2012 .

Net loans and loans held for sale increased a total of $20.7 million, or 4.6%, to $471.3 million, or 82.0%, of total assets at September 30, 2013, compared to $450.6 million, or 78.1%, of total assets at December 31, 2012.

Deposits decreased $2.6 million, or 0.5%, to $507.3 million at September 30, 2013, from $510.0 million at December 31, 2012. The decrease in deposits was primarily related to a drop in municipal NOW and money market accounts between periods, partially offset by increases in demand deposit and savings accounts.

The Company's total capital increased from $45.0 million at December 31, 2012 to $46.7 million at September 30, 2013. The regulatory guidelines for the well capitalized capital category continue to be met with the total risk based capital ratio increasing to 12.99% at September 30, 2013 from 12.95% at December 31, 2012. The regulatory guideline for well capitalized is 10.0% and the minimum requirement is 8.0%.

Union Bankshares, Inc. Page 32

The following unaudited per share information and key ratios depict several measurements of performance or financial condition for the three and nine months ended September 30, 2013 and 2012, respectively:

	Three Months Ended or At September 30,		Nine Months Ended or At September 30,
	2013	2012	2013	2012
Return on average assets (ROA) (1)	1.44%	1.40%	1.31%	1.12%
Return on average equity (1)	18.01%	19.21%	16.35%	15.20%
Net interest margin (1)(2)	4.23%	4.32%	4.21%	4.30%
Efficiency ratio (3)	63.87%	66.68%	66.41%	71.49%
Net interest spread (4)	4.12%	4.20%	4.11%	4.16%
Loan to deposit ratio	93.81%	92.01%	93.81%	92.01%
Net loan charge-offs to average loans not held for sale (1)	0.06%	0.16%	0.03%	0.06%
Allowance for loan losses to loans not held for sale (5)	1.01%	1.01%	1.01%	1.01%
Nonperforming assets to total assets (6)	0.52%	0.86%	0.52%	0.86%
Equity to assets	8.12%	7.23%	8.12%	7.23%
Total capital to risk weighted assets	12.99%	12.17%	12.99%	12.17%
Book value per share	$10.47	$9.45	$10.47	$9.45
Earnings per share	$0.47	$0.44	$1.26	$1.04
Dividends paid per share	$0.25	$0.25	$0.75	$0.75
Dividend payout ratio (7)	53.19%	56.82%	59.52%	72.12%
____________________

(1)	Annualized.

(2)	The ratio of tax equivalent net interest income to average earning assets. See pages 34 and 35 for more information.

(3)
The ratio of noninterest expense ($5.1 million in 2013 and $5.7 million in 2012) to tax equivalent net interest income ($5.8 million in 2013 and $5.7 million in 2012) and noninterest income ($2.2 million in 2013 and $2.9 million in 2012) excluding securities (losses) gains (none in 2013 and 2012) for the three months ended September 30, 2013 and 2012, respectively.

The ratio of noninterest expense ($15.5 million in 2013 and $16.8 million in 2012) to tax equivalent net interest income ($16.9 million in 2013 and $16.7 million in 2012) and noninterest income ($6.5 million in 2013 and $6.9 million in 2012) excluding securities (losses) gains ($(1) thousand in 2013 and $44 thousand in 2012) for the nine months ended September 30, 2013 and 2012, respectively.

(4)	The difference between the average rate earned on earning assets and the average rate paid on interest bearing liabilities. See pages 34 and 35 for more information.

(5)
Calculation includes the net carrying amount of loans recorded at fair value from the branch acquisitions as of September 30, 2013 ($18.4 million) and September 30, 2012 ($23.7 million). Excluding such loans, the allowance for loan losses to loans not purchased and not held for sale was 1.05% at September 30, 2013 and 1.07% at September 30, 2012.

(6)	Nonperforming assets are loans or investment securities that are in nonaccrual or 90 or more days past due as well as OREO or Other Assets Owned (OAO).

(7)	Cash dividends declared and paid per share divided by consolidated net income per share.

RESULTS OF OPERATIONS

Net Interest Income. The largest component of the Company’s operating income is net interest income, which is the difference between interest and dividend income received from interest earning assets and the interest expense paid on interest bearing liabilities. The Company’s net interest income increased $83 thousand, or 1.5%, to $5.6 million for the three months ended September 30, 2013 from $5.5 million for the three months ended September 30, 2012. The net interest spread decreased 8 basis points to 4.12% for the three months ended September 30, 2013, from 4.20% for the three months ended September 30, 2012 despite a 19 basis point drop in the average interest rate paid on interest bearing liabilities, from 0.74% for the three months ended September 30, 2012 to 0.55% for the three months ended September 30, 2013, as the average yields earned on interest earning assets dropped 27 basis points from 4.94% for the three months ended September 30, 2012 to 4.67% for the three month period ended September 30, 2013 . The net interest margin for the third quarter of 2013 decreased 9 basis points to 4.23% from 4.32% for the

Union Bankshares, Inc. Page 33

third quarter of 2012. The prolonged low rate environment continues to put pressure on the Company's net interest spread and margin.

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

	Three Months Ended September 30,
	2013			2012
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$10,491	$3	0.09%	$18,891	$4	0.08%
Interest bearing deposits in banks	21,389	59	1.08%	20,001	63	1.25%
Investment securities (1), (2)	36,747	224	2.81%	32,246	220	3.27%
Loans, net (1), (3)	473,243	5,944	5.10%	454,255	6,066	5.44%
Nonmarketable equity securities	2,053	2	0.32%	1,976	2	0.47%
Total interest earning assets (1)	543,923	6,232	4.67%	527,369	6,355	4.94%
Cash and due from banks	4,486			4,780
Premises and equipment	10,517			10,331
Other assets	17,347			22,129
Total assets	$576,273			$564,609
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$92,375	$21	0.09%	$88,384	$32	0.15%
Savings/money market accounts	169,956	84	0.19%	170,186	106	0.25%
Time deposits	154,069	371	0.96%	150,034	442	1.17%
Borrowed funds	21,661	133	2.42%	26,640	235	3.46%
Total interest bearing liabilities	438,061	609	0.55%	435,244	815	0.74%
Noninterest bearing deposits	85,762			78,384
Other liabilities	6,446			9,713
Total liabilities	530,269			523,341
Stockholders' equity	46,004			41,268
Total liabilities and stockholders’ equity	$576,273			$564,609
Net interest income		$5,623			$5,540
Net interest spread (1)			4.12%			4.20%
Net interest margin (1)			4.23%			4.32%
__________________

(1)	Average yields reported on a tax equivalent basis using a marginal tax rate of 34%.

(2)	Average balances of investment securities are calculated on the amortized cost basis and include nonaccrual securities, if applicable.

(3)	Includes loans held for sale as well as nonaccrual loans, unamortized costs and unamortized premiums and is net of the allowance for loan losses.

Union Bankshares, Inc. Page 34

	Nine Months Ended September 30,
	2013			2012
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$18,283	$26	0.19%	$14,441	$11	0.10%
Interest bearing deposits in banks	22,215	178	1.07%	22,394	212	1.26%
Investment securities (1), (2)	34,266	640	2.88%	39,171	790	3.12%
Loans, net (1), (3)	458,956	17,399	5.18%	440,129	17,716	5.49%
Nonmarketable equity securities	1,934	5	0.38%	1,930	7	0.51%
Total interest earning assets (1)	535,654	18,248	4.68%	518,065	18,736	4.96%
Cash and due from banks	4,549			4,688
Premises and equipment	10,369			9,990
Other assets	18,799			22,050
Total assets	$569,371			$554,793
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$91,368	$63	0.09%	$84,924	$108	0.17%
Savings/money market accounts	175,908	263	0.20%	163,785	307	0.25%
Time deposits	149,857	1,154	1.03%	153,773	1,444	1.25%
Borrowed funds	18,446	390	2.80%	28,389	719	3.33%
Total interest bearing liabilities	435,579	1,870	0.57%	430,871	2,578	0.80%
Noninterest bearing deposits	82,167			73,817
Other liabilities	5,905			9,340
Total liabilities	523,651			514,028
Stockholders' equity	45,720			40,765
Total liabilities and stockholders’ equity	$569,371			$554,793
Net interest income		$16,378			$16,158
Net interest spread (1)			4.11%			4.16%
Net interest margin (1)			4.21%			4.30%
__________________

(1)	Average yields reported on a tax equivalent basis using a marginal tax rate of 34%.

(2)	Average balances of investment securities are calculated on the amortized cost basis and include nonaccrual securities, if applicable.

(3)	Includes loans held for sale as well as nonaccrual loans, unamortized costs and unamortized premiums and is net of the allowance for loan losses.

Union Bankshares, Inc. Page 35

Tax exempt interest income amounted to $377 thousand and $410 thousand for the three months ended September 30, 2013 and 2012, respectively and $1.1 million for the nine months ended September 30, 2013 and 2012. The following table presents the effect of tax exempt income on the calculation of net interest income, using a marginal tax rate of 34% for 2013 and 2012:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Net interest income as presented	$5,623	$5,540	$16,378	$16,158
Effect of tax-exempt interest
Investment securities	33	43	100	128
Loans	138	142	396	367
Net interest income, tax equivalent	$5,794	$5,725	$16,874	$16,653

Rate/Volume Analysis. The following table describes the extent to which changes in average interest rates (on a fully tax-equivalent basis) and changes in volume of average interest earning assets and interest bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to:

•	changes in volume (change in volume multiplied by prior rate);

•	changes in rate (change in rate multiplied by prior volume); and

•	total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012 Increase/(Decrease) Due to Change In			Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012 Increase/(Decrease) Due to Change In
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$(1)	-	$(1)	$4	$11	$15
Interest bearing deposits in banks	4	(9)	(5)	(2)	(32)	(34)
Investment securities	40	(36)	4	(95)	(55)	(150)
Loans, net	264	(386)	(122)	731	(1,048)	(317)
Nonmarketable equity securities	—	—	—	—	(2)	(2)
Total interest earning assets	$307	$(431)	$(124)	$638	$(1,126)	$(488)
Interest bearing liabilities:
Interest bearing checking accounts	$2	$(13)	$(11)	$7	$(52)	$(45)
Savings/money market accounts	—	(23)	(23)	21	(65)	(44)
Time deposits	12	(83)	(71)	(36)	(254)	(290)
Borrowed funds	(39)	(63)	(102)	(225)	(104)	(329)
Total interest bearing liabilities	$(25)	$(182)	$(207)	$(233)	$(475)	$(708)
Net change in net interest income	$332	$(249)	$83	$871	$(651)	$220

Union Bankshares, Inc. Page 36

Three Months Ended September 30, 2013, Compared to Three Months Ended September 30, 2012.

Interest and Dividend Income. The Company’s interest and dividend income decreased to $6.2 million for the three months ended September 30, 2013 compared to $6.4 million for the same period last year, driven by the lower rates earned on loans, which is the largest component of interest earning assets, and a decrease in rates earned on investment securities and interest bearing deposits in banks, despite an overall increase in average earning assets of $16.6 million, or 3.1%, to $543.9 million, from $527.4 million for the three months ended September 30, 2012. The persistent low interest rate environment resulted in lower yields earned on new earning assets or refinanced loans in the third quarter of 2013 versus 2012. Interest income on loans decreased $122 thousand, or 2.0%, to $5.9 million for the third quarter of 2013 versus $6.1 million for the 2012 comparison period, despite an increase in average loan volume between periods. Average loans approximated $473.2 million at an average yield of 5.10% for the three months ended September 30, 2013, up $19.0 million, or 4.2%, from an average volume of $454.3 million at an average yield of 5.44% for the three months ended September 30, 2012. The positive impact of the increase in average total loan volume was offset by a 34 basis point decrease in average yield.

The average balance of nonloan instruments decreased $2.4 million, or 3.3%, with the average balance of federal funds sold and overnight deposits decreasing $8.4 million, or 44.5%, to $10.5 million for the three months ended September 30, 2013, from $18.9 million for the three months ended September 30, 2012, partially offset by a $4.5 million, or 14.0%, increase in the average balance of investments to $36.7 million for the quarter ended September 30, 2013, from $32.2 million for the quarter ended September 30, 2012. The average balance in interest bearing deposits in banks for the quarter also increased $1.4 million, or 6.9%, to $21.4 million versus $20.0 million for the 2012 comparison period. These changes in average volume combined with a drop in yields resulted in a slight decrease in interest income from average nonloan instruments of $1 thousand between periods.

Interest Expense. The Company’s interest expense decreased $206 thousand, or 25.3%, to $609 thousand for the three months ended September 30, 2013, from $815 thousand for the three months ended September 30, 2012, despite an increase of $2.8 million, or 0.6%, in the average volume of interest bearing liabilities between periods. The decrease was attributable to lower rates paid on all interest bearing liabilities, reflecting the persistent low interest rate environment, and the payoff of higher rate FHLB advances in December 2012 and May 2013, as well as the regular amortization of other FHLB advances.

Interest expense on deposits decreased $104 thousand, or 17.9%, to $476 thousand for the quarter ended September 30, 2013, from $580 thousand for the quarter ended September 30, 2012, despite an increase of $7.8 million, or 1.9%, in the average balance of interest bearing deposits to $416.4 million for the quarter ended September 30, 2013, compared to $408.6 million for the same period last year. This increase reflects the overall growth in the franchise as well as the continued uncertainty surrounding the financial markets as customers retain cash in lieu of other less liquid investments. Average time deposits increased $4.0 million, or 2.7%, to $154.1 million for the three months ended September 30, 2013, from $150.0 million for the three months ended September 30, 2012 while the average rate paid on time deposits during the third quarter of 2013 decreased 21 basis points, to 0.96% from 1.17% for the third quarter of 2012. The average balances for savings and money market accounts decreased $230 thousand, or 0.1%, to $170.0 million for the quarter ended September 30, 2013, from $170.2 million for the quarter ended September 30, 2012 with the average rate paid on savings and money market deposits dropping from 0.25% to 0.19% during that same time frame. Average interest bearing checking accounts increased $4.0 million, or 4.5%, to $92.4 million for the three months ended September 30, 2013 from $88.4 million for the three months ended September 30, 2012, while the average rate paid on these accounts dropped to 0.09% from 0.15% between the two comparison periods.

Interest expense on borrowed funds decreased $102 thousand, or 43.4%, to $133 thousand for the three months ended September 30, 2013, from $235 thousand for the three months ended September 30, 2012. The combined effect of the deleveraging transaction that occurred in December 2012, in which the Company prepaid seven amortizing and bullet advances, the May 2013 prepayment of one amortizing advance and the monthly payments on the amortizing advances resulted in a decrease in the average borrowed funds of $5.0 million, or 18.7%, to $21.7 million for the three months ended September 30, 2013, compared to $26.6 million for the three months ended September 30, 2012. Average borrowings from the FHLB of Boston decreased $5.6 million, or 24.4% from $23.0 million for the third quarter of 2012 to $17.4 million for the third quarter of 2013. In addition, the average of other interest bearing liabilities, including average customer overnight collateralized repurchase sweeps, increased $654 thousand. The average rate paid on borrowings decreased from 3.46% for the three months ended September 30, 2012 to 2.42% for the three months ended September 30, 2013, reflecting the effect of the December 2012 and May 2013 paydowns of higher rate FHLB of Boston advances.

Union Bankshares, Inc. Page 37

Nine Months Ended September 30, 2013, Compared to Nine Months Ended September 30, 2012.

Interest and Dividend Income. The Company’s interest and dividend income decreased to $18.2 million for the nine months ended September 30, 2013 compared to $18.7 million for the same period last year, driven by the lower rates earned on loans, which is the largest component of interest earning assets, and a decrease in volume of investment securities, despite an overall increase in average earning assets of $17.6 million, or 3.4%, to $535.7 million, from $518.1 million for the nine months ended September 30, 2012, as the persistent low interest rate environment resulted in lower yields earned on the majority of new earning assets or refinanced loans in the first nine months of 2013 versus 2012. Interest income on loans decreased $317 thousand, or 1.8%, to $17.4 million for the first nine months of 2013 versus $17.7 million for the 2012 comparison period, despite an increase in average loan volume between periods. Average loans approximated $459.0 million at an average yield of 5.18% for the nine months ended September 30, 2013, up $18.8 million, or 4.3%, from an average volume of $440.1 million at an average yield of 5.49% for the nine months ended September 30, 2012. The positive impact of the increase in average total loan volume was offset by a 31 basis point decrease in average yield.

The average balance of investments decreased $4.9 million, or 12.5%, to $34.3 million for the first nine months of 2013, from $39.2 million for the first nine months of 2012, which was partially offset by an increase in the average balance of federal funds sold and overnight deposits of $3.8 million, or 26.6%, to $18.3 million for the nine months ended September 30, 2013, from $14.4 million for the nine months ended September 30, 2012. The decrease in the average volume of investments was due mainly to the deleveraging transaction that occurred in December 2012 in which available-for-sale securities were sold to pay down FHLB of Boston borrowings. This decrease and the drop in yields resulted in interest income from average nonloan instruments decreasing by $171 thousand, or 16.8%, between periods, with $849 thousand in interest income earned for the first nine months of 2013 versus $1.0 million for the same period of 2012.

Interest Expense. The Company’s interest expense decreased $708 thousand, or 27.5%, to $1.9 million for the nine months ended September 30, 2013, from $2.6 million for the nine months ended September 30, 2012, despite an increase of $4.7 million in the average volume of interest bearing liabilities between periods. The decrease was attributable to lower rates paid on all interest bearing liabilities, reflecting the persistent low interest rate environment and the payoff of higher rate FHLB advances in December 2012 and May 2013 as well as the regular amortization of other FHLB advances.

Interest expense on deposits decreased $379 thousand, or 20.4%, to $1.5 million for the first nine months of 2013, from $1.9 million for the first nine months of 2012, despite an increase of $14.7 million, or 3.6%, in the average balance of interest bearing deposits to $417.1 million for the first nine months of 2013, compared to $402.5 million for the same period last year. This increase reflects the overall growth in the franchise as well as the continued uncertainty surrounding the financial markets as customers retain cash in lieu of other less liquid investments. Average time deposits decreased $3.9 million, or 2.5%, to $149.9 million for the nine months ended September 30, 2013, from $153.8 million for the nine months ended September 30, 2012. Time deposits had trended towards short duration or migrated to nontime deposits because of the low interest rate environment and the perceived customer desire to be in a position to redeploy funds should there be a rise in interest rates. The average rate paid on time deposits during the first nine months of 2013 decreased 22 basis points, to 1.03% from 1.25% for the first nine months of 2012. The average balances for savings and money market accounts increased $12.1 million, or 7.4%, to $175.9 million for the first nine months of 2013, from $163.8 million for the first nine months of 2012, as interest rates paid on large money market accounts were higher than the interest rates paid on short-term jumbo time deposits. The average rate paid on savings and money market deposits dropped from 0.25% to 0.20% during that same time frame. Average interest bearing checking accounts increased $6.4 million, or 7.6%, to $91.4 million for the nine months ended September 30, 2013 from $84.9 million for the nine months ended September 30, 2012, while the average rate paid on these accounts dropped to 0.09% from 0.17% between the two comparison periods.

Interest expense on borrowed funds decreased $329 thousand, or 45.8%, to $390 thousand for the nine months ended September 30, 2013, from $719 thousand for the nine months ended September 30, 2012. The deleveraging transaction that occurred in December 2012, in which the Company prepaid seven amortizing and bullet advances and the May 2013 prepayment of one amortizing advance together account for most of the decrease in average borrowed funds of $9.9 million, or 35.0%, to $18.4 million for the nine months ended September 30, 2013, compared to $28.4 million for the nine months ended September 30, 2012, with average borrowings from the FHLB of Boston decreasing $9.3 million, or 40.3% from $23.1 million for the first nine months of 2012 to $13.8 million for the first nine months of 2013. In addition, average customer overnight collateralized repurchase sweeps decreased $929 thousand, partially offset

Union Bankshares, Inc. Page 38

by an increase of $281 thousand in the average of other interest bearing liabilities. The average rate paid on borrowings decreased from 3.33% for the nine months ended September 30, 2012 to 2.80% for the nine months ended September 30, 2013, reflecting the effect of the paydowns on higher rate FHLB of Boston advances.

Provision for Loan Losses. There was a $95 thousand and $230 thousand loan loss provision for the quarter and nine months ended September 30, 2013, respectively, compared to a $150 thousand and $510 thousand loan loss provision for the quarter and nine months ended September 30, 2012, respectively. Despite the increase in the size of the loan portfolio, the lower provision for the third quarter and first nine months of 2013 compared to the same periods last year was deemed appropriate by management in light of the combination of the decrease in nonperforming loans, the decrease in substandard loans, the results of the qualitative factor review, the change in the mix of the portfolio and the outlook for future economic conditions. For further details, see FINANCIAL CONDITION Allowance for Loan Losses and Asset Quality below.

Noninterest Income. Noninterest income before gains on investment securities available-for-sale was $2.2 million, or 26.0% of total income for the three months ended September 30, 2013 compared to $2.9 million, or 31.2%, for the three months ended September 30, 2012, and $6.5 million, or 26.2% of total income net of gains/losses on investment securities available-for-sale for the first nine months of 2013 compared to $6.9 million, 27.0%, for the first nine months of 2012. The following table sets forth the components of noninterest income and changes from 2012 to 2013:

	For The Three Months Ended September 30,				For The Nine Months Ended September 30,
	2013	2012	$ Variance	% Variance	2013	2012	$ Variance	% Variance
	(Dollars in thousands)
Trust income	$155	$154	$1	0.6	$472	$460	$12	2.6
Service fees	1,326	1,274	52	4.1	3,772	3,646	126	3.5
Net gains on sales of loans held for sale	541	1,301	(760)	(58.4)	1,791	2,442	(651)	(26.7)
Other income	164	159	5	3.1	428	367	61	16.6
Subtotal	2,186	2,888	(702)	(24.3)	6,463	6,915	(452)	(6.5)
Net (losses) gains on sales of investment securities available-for-sale	—	—	—	—	(1)	44	(45)	(102.3)
Total noninterest income	$2,186	$2,888	$(702)	(24.3)	$6,462	$6,959	$(497)	(7.1)

The significant changes in noninterest income for the three months ended September 30, 2013 compared to the same period of 2012 are described below:

•
Service fees. The $52 thousand increase resulted primarily from a $36 thousand increase in debit card and ATM fees resulting from the growth in the volume of electronic transactions and an increase in loan servicing fees of $49 thousand due to the increased volume of residential mortgage loans serviced. These increases were partially offset by a decrease of $24 thousand of overdraft fee income on deposit accounts.

•
Net gains on sales of loans held for sale. As part of the Company's strategy to mitigate long-term interest rate risk, residential loans totaling $31.7 million were sold during the third quarter of 2013, versus residential and commercial real estate loan sales of $40.3 million during the third quarter of 2012. The volume of loans sold dropped $8.6 million, or 21.2%, between periods, with net gains on sold loans decreasing $760 thousand, reflecting the decline in volume and margins on sales of loans during the third quarter.

The significant changes in noninterest income for the nine months ended September 30, 2013 compared to the same period of 2012 are described below:

•
Service fees. The $126 thousand increase was primarily due to an increase of $85 thousand in debit card and ATM fees resulting from the growth in the volume of electronic transactions and an increase in loan servicing fees of $103 thousand due to the increased volume of residential mortgage loans serviced. These increases were partially offset by a decrease of $73 thousand of overdraft fee income on deposit accounts.

•
Net gains on sales of loans held for sale. As part of the Company's strategy to mitigate long-term interest rate risk, residential loans totaling $97.9 million were sold during the first nine months of 2013, versus residential and commercial real estate loan sales of $88.6 million during the first nine months of 2012. The volume of loans sold

Union Bankshares, Inc. Page 39

increased $9.4 million, or 10.6%, between periods, reflecting the overall increase in activity at the branches and the loan production office resulting from an active real estate market and continuing low interest rates, while net gains on sold loans declined $651 thousand, reflecting the decline in margins on sales of loans during the first nine months of 2013.

•
Other income. The $61 thousand increase in other income resulted primarily from a $31 thousand increase in income from mortgage servicing rights, net of amortization, due to more loans being sold with servicing retained, an increase of $27 thousand in income related to the utilization of state tax credits and interest income of $18 thousand from a life insurance settlement payout during the first nine months of 2013. These increases were partially offset by a $17 thousand reduction in income from Company owned life insurance.

Noninterest Expense. Noninterest expense decreased $649 thousand, 11.3%, for the three months ended September 30, 2013 and decreased $1.4 million, or 8.0%, for the nine months ended September 30, 2013 compared to the same periods of 2012. The following table sets forth the components of noninterest expense and changes from 2012 to 2013:

	For The Three Months Ended September 30,				For The Nine Months Ended September 30,
	2013	2012	$ Variance	% Variance	2013	2012	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$2,320	$2,235	$85	3.8	$6,712	$6,704	$8	0.1
Pension and employee benefits	596	968	(372)	(38.4)	1,917	3,083	(1,166)	(37.8)
Occupancy expense, net	249	252	(3)	(1.2)	871	881	(10)	(1.1)
Equipment expense	385	396	(11)	(2.8)	1,199	1,082	117	10.8
Expenses of OREO and other assets owned, net	(2)	416	(418)	(100.5)	88	607	(519)	(85.5)
Vermont franchise tax	122	116	6	5.2	365	341	24	7.0
FDIC insurance assessment	74	84	(10)	(11.9)	226	270	(44)	(16.3)
Equity in losses of affordable housing investments	172	173	(1)	(0.6)	517	488	29	5.9
Other expenses	1,180	1,105	75	6.8	3,602	3,393	209	6.2
Total noninterest expense	$5,096	$5,745	$(649)	(11.3)	$15,497	$16,849	$(1,352)	(8.0)
The significant changes in noninterest expense for the three months ended September 30, 2013 compared to the same period of 2012 are described below:

•
Salaries and wages. The $85 thousand increase was due to the fact that one senior level position was filled for the entire third quarter of 2013 that had been vacant during the third quarter of 2012 and two new upper level positions were added during the second quarter of 2013, as well as normal annual salary increases.

•
Pension and employee benefits. The $372 thousand decrease relates to a reduction in expense for the defined benefit pension plan of $418 thousand, or 107.7% due to the October 5, 2012 freeze on the plan which stopped accrual of benefits and closed the plan to new participants. In addition, the cost of the Company's medical plan decreased $12 thousand, or 3.5%, from a decrease in premium levels with a change in insurance providers in 2013. These decreases were partially offset by an increase of $63 thousand, or 131.5%, in the 401K employer contribution expense related to Safe Harbor contributions that became effective January 1, 2013 with the amendment of the 401K plan.

•
Expenses of OREO and other assets owned, net. Expenses decreased as the costs to maintain the properties held in 2013 were not as substantial as the costs in 2012. In addition, there were no write downs of OREO properties in the third quarter of 2013 compared to $284 thousand of write downs on five OREO properties in 2012. A $6 thousand reimbursement of foreclosure expenses was also received during the third quarter of 2013, reducing expenses for the period.

•
Other expenses. The increase is mainly due to the increase in professional fees of $57 thousand related to the increases in legal and other professional services, an increase in other costs of employment of $15 thousand for

Union Bankshares, Inc. Page 40

relocation expenses and an increase of $14 thousand in expense related to utilization of ATM and debit cards which also reflects the growth in the deposit base.
The significant changes in noninterest expense for the nine months ended September 30, 2013 compared to the same period of 2012 are described below:

•
Pension and employee benefits. The $1.2 million decrease primarily relates to a reduction in expense for the defined benefit pension plan of $1.3 million, or 107.4%, due to the October 5, 2012 freeze on the plan which stopped accrual of benefits and closed the plan to new participants. In addition, the cost of the Company's medical plan decreased $62 thousand, or 6.2%, from a decrease in premium levels with a change in insurance providers in 2013. These decreases were partially offset by an increase of $213 thousand, or 145.7%, in the 401K employer contribution expense related to Safe Harbor contributions that became effective January 1, 2013 with the amendment of the 401K plan.

•
Equipment expense. The increase between years is mainly due to an increase of $91 thousand, or 15.0%, in software licenses and maintenance contracts expense related to the renewal of license and maintenance fees where the first year's fees were included in the purchase cost of the related equipment. Equipment depreciation also increased $22 thousand, or 4.9%, primarily due to the acceleration of depreciation on existing telephone systems that were replaced in the first quarter 2013 and on equipment that remained at the Green Mountain Mall branch after vacating the space in April 2013.

•
Expenses of OREO and other assets owned, net. Expenses decreased as the costs to maintain the properties held in 2013 were not as substantial as the costs in 2012. In addition, four OREO properties were written down $36 thousand in the first nine months of 2013 compared to $361 thousand of write downs on nine OREO properties in 2012.

•
FDIC insurance assessment. The decrease in expense was due to fluctuations in the assessment rate and net asset base for the first three quarters of 2013 compared to the assessment rates and asset base for the same period in the prior year.

•
Other expenses. The increase is mainly due to the increase in professional fees of $95 thousand related to the increases in legal and other professional services, an increase in other costs of employment of $60 thousand related to the search for a senior commercial lender and relocation expenses, and an increase of $45 thousand in expense related to utilization of ATM and debit cards which also reflects the growth in the deposit base. The 2013 results also included $51 thousand in penalties on the early payoff of a $609 thousand long-term FHLB of Boston advance while 2012 included only $15 thousand in penalties on the early payoffs of a $268 thousand long-term FHLB of Boston advance.

Provision for Income Taxes. The Company has provided for current and deferred federal income taxes for the quarter and nine months ended September 30, 2013 and 2012. The Company's net provision for income taxes was $545 thousand and $552 thousand for the quarter ended September 30, 2013 and 2012, respectively, with the Company’s effective tax rate decreasing to 20.8% for the three months ended September 30, 2013 from 21.8% for the same period in 2012. The decrease in federal income taxes and the effective tax rate was due to tax credits recorded from investments in affordable housing projects increasing to $202 thousand for the third quarter of 2013 compared to $167 thousand for the third quarter of 2012. With the filing our 2012 income tax return $44 thousand of low income housing tax credits were recorded as the result of a carryover of a prior period. This decrease was partially offset by an increase in taxable income and a decrease in tax exempt interest income to $377 thousand for the third quarter of 2013 from $410 thousand for the third quarter of 2012.

The Company's net provision for income taxes was $1.5 million for the nine months ended September 30, 2013 compared to $1.1 million for the same period in 2012 with an increase in the effective tax rate to 21.2% for the nine months ended September 30, 2013 from 19.3% for the same period in 2012. Federal income taxes and the effective tax rate increased due to the increase in taxable income. However, the effect of that increase was partially mitigated by an increase in tax credits recorded from investments in affordable housing projects to $517 thousand for the first nine months of 2013 versus $448 thousand for the first nine months of 2012.

FINANCIAL CONDITION

At September 30, 2013, the Company had total consolidated assets of $574.7 million, including gross loans and loans held for sale (total loans) of $475.9 million, deposits of $507.3 million and stockholders' equity of $46.7 million. The

Union Bankshares, Inc. Page 41

Company’s total assets decreased $2.6 million, or 0.4%, to $574.7 million at September 30, 2013, from $577.3 million at December 31, 2012, as well as decreasing $8.2 million, or 1.4%, compared to September 30, 2012.

Net loans and loans held for sale increased a total of $20.7 million, or 4.6%, to $471.3 million, or 82.0% of total assets at September 30, 2013, compared to $450.6 million, or 78.1% of total assets at December 31, 2012.

Deposits decreased $2.6 million, or 0.5%, to $507.3 million at September 30, 2013, from $510.0 million at December 31, 2012. Noninterest bearing deposits increased $5.0 million, or 6.0%, from $83.7 million at December 31, 2012 to $88.7 million at September 30, 2013, interest bearing deposits decreased $8.3 million, or 3.0%, from $273.5 million at December 31, 2012 to $265.2 million at September 30, 2013, and time deposits increased $628 thousand, or 0.4%, from $152.8 million at December 31, 2012, to $153.4 million at September 30, 2013. (See average balances and rates in the Yields Earned and Rates Paid table on pages 34 and 35.)

The continuing low interest rate environment and aggressive rate competition from in-market and out-of-market financial institutions makes deposit accounts increasingly hard to attract and retain. Management continues to develop products and services to assist in improving current customer deposit account relationships and to provide attractive options to non-customers.

Total borrowings decreased $1.5 million, or 9.8%, at September 30, 2013, from $15.7 million at December 31, 2012 to $14.2 million at September 30, 2013. There was a reduction in customer overnight collateralized repurchase sweeps of $2.5 million and an increase in FHLB of Boston advances of $970 thousand between December 31, 2012 and September 30, 2013. (See Borrowings on page 48.)

Total stockholders’ equity increased $1.7 million to $46.7 million at September 30, 2013 from $45.0 million at December 31, 2012. This increase primarily reflects net income of $5.6 million for the first nine months of 2013 less regular cash dividends paid of $3.3 million. (See Capital Resources on page 52.)

Loans Held for Sale and Loan Portfolio. Total loans (including loans held for sale) increased $20.8 million, or 4.6%, to $475.9 million, representing 82.8% of assets at September 30, 2013 from $455.2 million, representing 78.8% of assets at December 31, 2012. The total loan portfolio at September 30, 2013 also increased in dollars and percentage compared to the September 30, 2012 levels of $464.5 million, or 79.7% of assets. The Company’s loans consist primarily of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Real estate secured loans represented $409.8 million, or 86.1% of total loans at September 30, 2013 and $399.2 million, or 87.7% of total loans at December 31, 2012. Although competition for good loans is strong, especially in the commercial sector, the Company has been able to originate loans to both current and new customers while maintaining credit quality.

The composition of the Company's loan portfolio as of September 30, 2013 and December 31, 2012 was as follows:

	September 30, 2013		December 31, 2012
Loan Type	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$157,500	33.1	$154,938	34.0
Construction real estate	40,135	8.4	36,018	7.9
Commercial real estate	207,909	43.7	197,240	43.3
Commercial	20,348	4.3	21,463	4.7
Consumer	5,653	1.2	6,065	1.3
Municipal	40,164	8.4	28,421	6.3
Loans held for sale	4,221	0.9	11,014	2.5
Total loans	475,930	100.0	455,159	100.0
Add/(Deduct):
Allowance for loan losses	(4,773)		(4,657)
Unamortized net loan costs	146		139
Net loans and loans held for sale	$471,303		$450,641

Union Bankshares, Inc. Page 42

The Company originates and sells qualified residential mortgages in various secondary market avenues, with a majority of sales made to the Federal Home Loan Mortgage Corporation (FHLMC/Freddie Mac). At September 30, 2013, the Company serviced a $440.8 million residential real estate mortgage portfolio, of which $4.2 million is held for sale and approximately $279.1 million is serviced for unaffiliated third parties.

The Company sold $97.9 million of qualified residential real estate loans originated during the first nine months of 2013 to the secondary market in order to mitigate long-term interest rate risk and to generate fee income. The Company generally retains the servicing rights on sold residential mortgage loans. The Company originates and sells Federal Housing Administration (FHA), Veterans Administration (VA), and Rural Development (RD) residential mortgage loans, and in April 2012, Union received an Unconditional Direct Endorsement Approval from the Department of Housing and Urban Development (HUD) which allows it to approve FHA loans originated in any of its Vermont or New Hampshire locations without needing prior HUD approval. Some of the government backed loans qualify for zero down payments without geographic or income restrictions. The Company sells VA and FHA loans as originated with servicing released. These loan products increase the Company's ability to serve the borrowing needs of residents in the communities we serve, including low and moderate income borrowers, while the government guaranty mitigates our exposure to credit risk.
The Company also originates commercial real estate and commercial loans under various SBA, U.S. Department of Agriculture Rural Development and Vermont Economic Development Authority programs which provide a government agency guaranty for a portion of the loan amount. There was $5.0 million guaranteed under these various programs at September 30, 2013 on an aggregate balance of $6.3 million in subject loans. The Company occasionally sells the guaranteed portion of the loan to other financial concerns and retains servicing rights, which generates fee income. There were no commercial real estate loans sold in the first nine months of 2013. The Company recognizes gains and losses on the sale of the principal portion of these loans as they occur.

The Company serviced $30.9 million of commercial and commercial real estate loans for unaffiliated third parties as of September 30, 2013. This includes $27.2 million of commercial or commercial real estate loans the Company has participated out to other financial institutions, in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.

The Company capitalizes servicing rights for all loans sold with servicing retained. The unamortized balance of servicing rights on loans sold with servicing retained was $1.3 million at September 30, 2013, with an estimated market value in excess of the carrying value as of such date.

There were $20.5 million of residential real estate loans pledged to secure municipal deposits above the FDIC insurance coverage level as of September 30, 2013. Qualified residential first mortgages held by Union are eligible to be pledged as collateral for borrowings from the FHLB of Boston under a blanket lien.

Asset Quality. The Company, like all financial institutions, is exposed to certain credit risks, including those related to the value of the collateral that secures its loans and the ability of borrowers to repay their loans. Vermont and northwestern New Hampshire did not see the drastic drop in real estate values at the start of the recession as some parts of the country experienced. However, there has been a steady decline in real estate values for our market area over the past few years which started to reverse during the first nine months of 2013. Consistent application of the Company’s conservative loan policies has helped to mitigate this risk and has been prudent for both the Company and its customers. Renewed market volatility, high unemployment rates or weakness in the general economic condition of the country or our market area, may have a negative effect on our customers’ ability to make their loan payments on a timely basis and/or on underlying collateral values. Management closely monitors the Company’s loan and investment portfolios, OREO and OAO for potential problems and reports to the Company’s and the subsidiary’s Boards of Directors at regularly scheduled meetings. Repossessed assets and loans or investments that are 90 days or more past due are considered to be nonperforming assets. Board approved policies set forth portfolio diversification levels to mitigate concentration risk and the Company participates large credits out to other financial institutions to further mitigate that risk.

Union Bankshares, Inc. Page 43

The following table shows the composition of nonperforming assets at the dates indicated and trends of certain ratios monitored by Company's management in reviewing asset quality:

	As of or for the nine months ended	As of or for the year ended	As of or for the nine months ended
	September 30, 2013	December 31, 2012	September 30, 2012
	(Dollars in thousands)
Nonaccrual loans	$1,741	$2,839	$3,284
Accruing loans 90+ days delinquent	780	307	269
Total nonperforming loans (1)	2,521	3,146	3,553
OREO	483	1,052	1,451
Other assets owned	—	—	12
Total nonperforming assets	$3,004	$4,198	$5,016
Allowance for loan losses to loans not held for sale (2)	1.01%	1.05%	1.01%
Allowance for loan losses to nonperforming loans	189.33%	148.03%	128.23%
Nonperforming loans to total loans	0.53%	0.69%	0.76%
Nonperforming assets to total assets	0.52%	0.73%	0.86%
Delinquent loans (30 days to nonaccruing) to total loans	1.16%	2.56%	1.44%
Net charge-offs (annualized) to average loans not held for sale	0.03%	0.05%	0.06%
Loan loss provision to net charge-offs, year-to-date	201.28%	287.66%	283.14%
____________________

(1)
The Company had guarantees of U.S. or state government agencies on the above nonperforming loans totaling $20 thousand at September 30, 2013, $0 at December 31, 2012, and $43 thousand at September 30, 2012.

(2)
Calculation includes the net carrying amount of loans recorded at fair value from the 2011 branch acquisitions as of September 30, 2013 ($18.4 million), December 31, 2012 ($22.9 million) and September 30, 2012 ($23.7 million). Excluding such loans, the allowance for loan losses to loans not purchased and not held for sale was 1.05% at September 30, 2013, 1.11% at December 31, 2012 and 1.07% at September 30, 2012.

The level of nonaccrual loans decreased $1.1 million, or 38.7%, since December 31, 2012, accruing loans delinquent 90 days or more increased $473 thousand, or 154.1%, during the same time period and the percentage of nonperforming loans to total loans decreased from 0.69% to 0.53%. The $625 thousand net decrease in nonperforming loans between December 31, 2012 and September 30, 2013 was attributable to five residential real estate loans in nonaccrual status as of December 31, 2012 that were brought current and returned to accrual status as of September 30, 2013. The increase in loans 90 days or more delinquent and accruing since December 31, 2012 primarily related to one residential real estate loan that became 90 days delinquent as of September 30, 2013. The aggregate interest income not recognized on nonaccrual loans amounted to approximately $1.1 million as of September 30, 2013 and $1.0 million as of December 31, 2012 and September 30, 2012.
At September 30, 2013, the Company had loans rated substandard that were on a performing status totaling $3.9 million, compared to $6.2 million at December 31, 2012, including three borrowing relationships totaling $700 thousand new to this status during nine months ended September 30, 2013. Three borrowing relationships totaling $1.9 million were upgraded from substandard to satisfactory/monitor status or paid off during the first nine months of 2013 and two borrowing relationships totaling $933 thousand were determined to be impaired and no longer included in this status. In management's view, substandard loans represent a higher degree of risk of becoming nonperforming loans in the future. The Company’s management is focused on the impact that the prolonged weak economy may have on its borrowers and closely monitors industry and geographic concentrations for evidence of financial problems. In the fourth quarter of 2007, residential and commercial real estate values started declining nationally with some other areas of the country experiencing significant weakening. The region's real estate market has also experienced declines in prices as a result of the stagnant economy but to a lesser extent than in many areas of the country. The residential real estate market in Vermont and northwestern New Hampshire slowed considerably over the last four years but signs of improvement were seen during 2012 in the majority of our markets as well as some parts of the country, particularly in the west, and have continued modestly through the first nine months of 2013. The real estate market decline significantly contributed to the downturn in the general economy, and unemployment rates and business failures rose nationwide. Locally these indicators have improved but conditions can cause borrowers who are current in their

Union Bankshares, Inc. Page 44

payments to experience deterioration in the value of their collateral and increase the potential of default if their income levels decline. Management continues to monitor the national, regional and local economic environment and its impact on unemployment, business failures and real estate values in the Company’s market area. The unemployment rate has started to stabilize in Vermont and was at a 4.6% level for August 2013 compared to 5.4% for September 2012. New Hampshire was at 5.0% for August 2013 compared to 5.7% for September 2012, with the nationwide rate at 7.3% and 7.8% for the comparable periods. Due to a temporary delay in funding during the partial government shutdown, the Bureau of Labor Statistics has indicated that September 2013 unemployment data will be released with the October 2013 data, for which release dates have yet to be scheduled.
Vermont and New Hampshire continue to have lower residential foreclosure rates than the average in the United States. On occasion the Company acquires residential or commercial real estate properties through or in lieu of loan foreclosure. These properties are held for sale and are initially recorded as OREO at fair value less estimated selling costs at the date of the Company’s acquisition of the property, with fair value based on an appraisal for more significant properties and on a broker’s price opinion for minor properties. Holding costs and declines in fair value on properties acquired are expensed as incurred. Declines in fair value after acquisition of the property result in charges against income before tax, for which there were none for the quarter ended September 30, 2013 and $36 thousand for the nine months ended September 30, 2013. This compares to a $284 thousand charge against income before tax for the quarter ended September 30, 2012 and $361 thousand for the nine months ended September 30, 2012. The Company evaluates each OREO property at least quarterly for changes in the fair value. The Company had five residential properties totaling $483 thousand classified as OREO at September 30, 2013. At December 31, 2012, the Company had $1.1 million of assets classified as OREO, representing 12 properties. There was no allowance for losses on OREO at September 30, 2013 and a $228 thousand allowance at December 31, 2012 which was netted out of the above value.
Further softening in the local real estate market would make the potential to recover all principal and related costs for OREO properties uncertain.
Allowance for Loan Losses. Some of the Company’s loan customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge off a portion or all of the remaining principal balance due. The Company maintains an allowance for loan losses to absorb such losses. The allowance is maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio; however, actual loan losses may vary from current estimates. Other than as described in the next paragraph, the Company's policy and methodologies for establishing the allowance for loan losses, described in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, did not change during 2013.
Impaired loans, including TDR loans, were $9.8 million at September 30, 2013, with government guaranties of $743 thousand and a specific reserve amount allocated of $354 thousand, which is estimated by management to represent the Company’s loss exposure with respect to such loans. Impaired loans at December 31, 2012 were $4.4 million, with government guaranties of $770 thousand and a specific reserve amount allocated of $120 thousand. The increase of $5.4 million, or 123.6%, in impaired loans was primarily related to the addition of three substandard commercial real estate borrowing relationships to impaired status. During the third quarter of 2013, management completed an evaluation of the Company's historical loss experience on substandard commercial loans. Commercial loans with balances greater than $500 thousand was established as the threshold for individual impairment evaluation with a specific reserve allocated when warranted. Commercial loans with balances under this threshold are collectively evaluated for impairment as a homogeneous pool of loans. The specific reserve amount allocated to individually identified impaired loans increased $234 thousand as a result of the increase in impaired loans.
The Company’s loan portfolio balance not held for sale increased by $27.6 million, from $444.1 million at December 31, 2012 to $471.7 million at September 30, 2013. There was growth in the residential, construction, commercial real estate and municipal loan portfolios (see chart on page 42 for further details) during the first nine months of 2013. This loan growth was partially offset by slight decreases in the commercial and consumer loan portfolios. The composition of the Company’s loan portfolio remained relatively unchanged from December 31, 2012, and there was no material change in the Company’s lending programs or terms during the nine months ended September 30, 2013.

Union Bankshares, Inc. Page 45

The following table reflects activity in the allowance for loan losses for the three and nine months ended September 30, 2013 and 2012:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$4,752	$4,580	$4,657	$4,226

Charge-offs	(90)	(182)	(156)	(217)
Recoveries	16	8	42	37
Net charge-offs	(74)	(174)	(114)	(180)
Provision for loan losses	95	150	230	510
Balance at end of period	$4,773	$4,556	$4,773	$4,556
The following table (net of loans held for sale) shows the internal breakdown by risk component of the Company's allowance for loan losses and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

	September 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate
Residential	$1,234	33.4	$1,291	34.9
Construction	501	8.5	456	8.1
Commercial	2,684	44.1	2,532	44.4
Other Loans
Commercial	169	3.9	159	4.4
Consumer	33	1.2	39	1.4
Municipal	41	8.9	30	6.8
Unallocated	111	—	150	—
Total	$4,773	100.0	$4,657	100.0

Notwithstanding the categories shown in the table above, all funds in the allowance for loan losses are available to absorb loan losses in the portfolio, regardless of loan category or specific allocation.

There were no changes to the reserve factors assigned to any of the loan portfolios based on the qualitative factor reviews performed during the first nine months of 2013. Management of the Company believes, in its best estimate, that the allowance for loan losses at September 30, 2013 is appropriate to cover probable credit losses inherent in the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the allowance at September 30, 2013. In addition, our banking regulators, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. A large adjustment to the allowance for losses in future periods may require increased provisions to replenish the allowance, which could negatively affect earnings. While the Company recognizes that economic slowdowns or financial and credit market turmoil may adversely impact its borrowers' financial performance and ultimately their ability to repay their loans, management continues to be cautiously optimistic about the collectability of the Company's loan portfolio.

Investment Activities. At September 30, 2013, investment securities classified as available-for-sale totaled $27.5 million and securities classified as held-to-maturity totaled $9.2 million, combined comprising 6.4% of assets. The amount of investment securities increased $10.6 million, or 40.6%, from $26.1 million, or 4.5% of assets at December 31, 2012. There was $9.0 million of investment securities pledged to secure various public deposits or customer repurchase agreements as of September 30, 2013 compared to $6.7 million at December 31, 2012. Net unrealized losses for the Company’s available-for-sale investment securities portfolio were $347 thousand as of September 30, 2013 compared

Union Bankshares, Inc. Page 46

to net unrealized gains of $771 thousand as of December 31, 2012. Net unrealized losses of $231 thousand, net of income tax effect, were reflected in the Company’s accumulated other comprehensive loss component of stockholders’ equity at September 30, 2013. Net unrealized losses in the Company's held-to maturity investment securities portfolio were $649 thousand at September 30, 2013 compared to net unrealized losses of $22 thousand at December 31, 2012. No declines in value were deemed by management to be other-than-temporary at September 30, 2013. Deterioration in credit quality and/or imbalances in liquidity that may exist in the financial marketplace might adversely affect the fair values of the Company’s investment portfolio and the amount of gains or losses ultimately realized on the sale of such securities, and may also increase the potential that certain resulting unrealized losses will be designated as other than temporary in future periods, resulting in write-downs and charges to earnings.

Deposits. The following table shows information concerning the Company's average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the nine months ended September 30, 2013 and year ended December 31, 2012:

	Nine Months Ended September 30, 2013			Year ended December 31, 2012
	Average Amount	Percent of Total Deposits	Average Rate	Average Amount	Percent of Total Deposits	Average Rate
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$82,167	16.5	—	$75,265	15.6	—
Interest bearing checking accounts	91,368	18.3	0.09%	88,007	18.2	0.16%
Money Market accounts	103,103	20.6	0.24%	102,071	21.1	0.32%
Savings accounts	72,805	14.6	0.14%	65,775	13.6	0.14%
Total nontime deposits	349,443	70.0	0.12%	331,118	68.5	0.17%
Time deposits:
Less than $100,000	77,187	15.5	0.92%	81,480	16.9	1.13%
$100,000 and over	72,670	14.6	1.14%	70,605	14.6	1.33%
Total time deposits	149,857	30.0	1.03%	152,085	31.5	1.22%
Total deposits	$499,300	100.0	0.40%	$483,203	100.0	0.50%
The Company participates in the Certificate of Deposit Account Registry Service (CDARS) of Promontory Interfinancial Network, LLC, which permits the Company to offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants. Participants may also purchase deposits through CDARS. There were $6.6 million of time deposits of $250,000 or less on the balance sheet at September 30, 2013 and $6.7 million at December 31, 2012, which were exchanged with other CDARS participants and are therefore considered for certain regulatory purposes to be “brokered” deposits. The Company also participates in Promontory Interfinancial Network's Insured Cash Sweep (ICS) program. ICS is a service through which Union can offer its customers a savings product with access to unlimited FDIC insurance while receiving reciprocal deposits from other banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of savings deposits through ICS provides full deposit insurance coverage for the customer, thereby helping Union retain the full amount of the deposit on its balance sheet. There were $3.2 million in ICS money market deposits on the balance sheet at September 30, 2013 and $1.9 million at December 31, 2012. None of the Company’s CDARS or ICS deposits, as of the respective balance sheet dates, represented purchased deposits, as all such deposits were matched dollar for dollar with Union’s customer deposits which were placed in other participating financial institutions, in order to provide our customers with full FDIC insurance coverage for their deposit balances.

Union Bankshares, Inc. Page 47

The following table provides a maturity distribution of the Company’s time deposits in amounts of $100,000 and over at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Within 3 months	$9,269	$10,861
3 to 6 months	9,520	34,217
6 to 12 months	44,475	12,836
Over 12 months	16,366	16,401
	$79,630	$74,315
In total, the Company’s time deposits in amounts of $100 thousand and over increased $5.3 million, or 7.2%, between December 31, 2012 and September 30, 2013, and the average total balance increased from $70.6 million to $72.7 million. There was a change in each of the maturity time frames, especially the 3 to 6 months and 6 to 12 months categories. In Vermont, the fiscal year ends on June 30th for the majority of municipalities and school districts, with most of their time deposits maturing on that date, causing the majority of the swing between time periods.

During the first nine months of 2013, average total deposits grew $16.1 million, or 3.3%, compared to the year ended December 31, 2012, with growth in all categories except time deposits less than $100 thousand. Time deposits have trended towards short duration or migrated to nontime deposits because of the low interest rate environment and the perceived customer desire to be in a position to redeploy funds should there be a rise in interest rates. Time deposits at September 30, 2013 have increased $628 thousand, or 0.4%, from December 31, 2012.

A provision of the Dodd-Frank Act permanently raised FDIC deposit insurance coverage to $250 thousand per depositor per insured depository institution for each account ownership category. At September 30, 2013, the Company had deposit accounts with less than $250 thousand totaling $373.8 million, or 73.7% of its deposits, with permanent FDIC insurance protection. An additional $23.1 million of municipal deposits were over the FDIC insurance coverage limit at September 30, 2013 and were collateralized by Union under applicable state regulations by investment securities or loans.

Borrowings. Total borrowed funds at September 30, 2013 were $14.2 million compared to $15.7 million at December 31, 2012, a net decrease of $1.5 million, or 9.8%. The FHLB of Boston option advance borrowings were $12.7 million at September 30, 2013, at a weighted average rate of 3.46%, and $11.8 million at December 31, 2012, at a weighted average rate of 3.98%. The increase in option advance borrowings reflected a $2.0 million three year bullet advance at 0.99% taken during the third quarter of 2013 for liquidity purposes, partially offset by the prepayment of a $609 thousand amortizing advance with an interest rate of 4.50% that did not mature until 2015, and scheduled monthly payments of $423 thousand on long-term FHLB of Boston amortizing advances. In addition, the Company had overnight secured customer repurchase agreement sweeps at September 30, 2013 of $1.5 million, at a weighted average rate of 0.25%, compared to $4.0 million, at a weighted average rate of 0.38% at December 31, 2012, a decrease of $2.5 million, or 63.3%. The volume of the overnight secured customer repurchase agreement sweeps is volatile and is a function of the customer's cash flow needs. The Company had no overnight federal funds purchased or advances on its repurchase agreement line or at the Federal Reserve discount window at either September 30, 2013 or December 31, 2012.

OTHER FINANCIAL CONSIDERATIONS

Market Risk and Asset and Liability Management. Market risk is the potential of loss in a financial instrument arising from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices and equity prices. As of September 30, 2013, the Company did not have any market risk sensitive instruments acquired for trading purposes. The Company’s market risk arises primarily from interest rate risk inherent in its lending, investing, deposit taking and borrowing activities, as yields on assets change in a different time period or to a different extent from that of interest costs on liabilities. Many other factors also affect the Company’s exposure to changes in interest rates, such as national, regional and local economic and financial conditions, financial market conditions, legislative and regulatory actions, competitive pressures, customer preferences as to loan and deposit products, including loan prepayments and/or early withdrawal of time deposits, and historical pricing relationships. These factors and the Company's methodology to measure and manage these risks are discussed in greater detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 and have not changed during the nine months ended September 30, 2013.

Union Bankshares, Inc. Page 48

As of September 30, 2013, $27.5 million, or 74.9%, of the investment portfolio was classified as available-for-sale. The modified duration of the total portfolio was approximately seven and half years, which is slightly longer than prior periods as the rise in long-term interest rates in June 2013 decreased the likelihood of some securities being called in the near-term. The Company does not utilize any exotic derivative products or invest in any "high risk" instruments.

The Company’s interest rate sensitivity analysis (simulation) as of December 2012 for a flat rate environment (the prime rate at both December 31, 2012 and September 30, 2013 was 3.25%) projected the following for the nine months ended September 30, 2013, compared to the actual results:

	September 30, 2013
	Projected	Actual	Percentage Difference
	(Dollars in thousands)
Net Interest Income	$16,612	$16,378	(1.4)
Net Income	$4,679	$5,607	19.8
Return on Assets	1.12%	1.31%	17.0
Return on Equity	13.59%	16.35%	20.3

Actual net interest income for the first nine months of 2013 was $16.4 million, $234 thousand or 1.4%, lower than projected as actual interest rates on loans, investment securities and interest bearing deposits were below projected rates. Loan demand in residential mortgage lending has been strong through the first nine months of 2013, however growth in other loan categories lagged during the first half of 2013, but was solid for the three months ended September 30, 2013.

Net income for the nine months ended September 30, 2013 is ahead of projected amounts even though our actual net interest income compared to the projected amount resulted in a negative variance of $234 thousand and the Company also experienced a negative variance of $69 thousand in overdraft fee income and $407 thousand in federal income taxes. However, these negative variances were more than offset by the combined effect of positive variances of $509 thousand in net gain on the sale of loans, $174 thousand in net mortgage servicing fees, $128 thousand in salaries and wages, $306 thousand in other real estate owned expenses, and $160 thousand in the provision for loan losses.

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

Union Bankshares, Inc. Page 49

The following table details the contractual or notional amount of financial instruments that represented credit risk at the dates indicated:

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Commitments to originate loans	$10,426	$7,320
Unused lines of credit	59,408	60,228
Standby letters of credit	1,621	1,886
Credit card arrangements	1,075	1,008
FHLB of Boston MPF credit enhancement obligation, net	458	307
Commitment to purchase investment securities	—	1,021
Total	$72,988	$71,770
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
The Company did not hold or issue derivative or hedging instruments during the nine month period ended September 30, 2013.
The Company’s subsidiary bank is required (as are all banks) to maintain vault cash or a noninterest bearing reserve balance as established by Federal Reserve regulations. The Bank’s average total required reserve for the 14 day maintenance period including September 30, 2013 was $687 thousand and for December 31, 2012 was $604 thousand, both of which were satisfied by vault cash.

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

Union Bankshares, Inc. Page 50

The following table shows the Company's rate sensitivity analysis as of September 30, 2013:

	Repriced within
	3 Months or Less	4 to 12 Months	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
	(Dollars in thousands, by repricing date)
Interest sensitive assets:
Overnight deposits	$12,377	$—	$—	$—	$—	$12,377
Interest bearing deposits in banks	2,886	8,886	5,894	1,096	800	19,562
Investment securities (1)(3)	5,362	2,741	4,722	6,599	16,187	35,611
Nonmarketable securities	—	—	—	—	2,053	2,053
Loans and loans held for sale (2)(3)	182,552	93,313	81,709	74,899	43,603	476,076
Total interest sensitive assets	$203,177	$104,940	$92,325	$82,594	$62,643	$545,679
Interest sensitive liabilities:
Time deposits	$52,697	$55,682	$34,977	$10,045	$—	$153,401
Money markets	34,534	—	—	—	63,262	97,796
Regular savings	17,274	—	—	—	56,907	74,181
Interest bearing checking	34,852	—	—	—	58,396	93,248
Borrowed funds	1,560	299	2,844	7,989	1,498	14,190
Total interest sensitive liabilities	$140,917	$55,981	$37,821	$18,034	$180,063	$432,816
Net interest rate sensitivity gap	$62,260	$48,959	$54,504	$64,560	$(117,420)	$112,863
Cumulative net interest rate sensitivity gap	$62,260	$111,219	$165,723	$230,283	$112,863
Cumulative net interest rate sensitivity gap as a percentage of total assets	10.8%	19.4%	28.8%	40.1%	19.6%
Cumulative net interest rate sensitivity gap as a percentage of total interest sensitive assets	11.4%	20.4%	30.4%	42.2%	20.7%
Cumulative net interest rate sensitivity gap as a percentage of total interest sensitive liabilities	14.4%	25.7%	38.3%	53.2%	26.1%
____________________

(1)	Investment securities exclude marketable equity securities and mutual funds shares with a fair value of $894 thousand and $235 thousand, respectively, that may be sold by the Company at any time.

(2)	Balances shown include deferred unamortized loan costs of $146 thousand.

(3)	Estimated repayment assumptions considered in Asset/Liability model.

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

For the quarter ended September 30, 2013, the Company’s ratio of average loans to average deposits increased modestly to 93.8%, compared to 92.0% for the quarter ended September 30, 2012. Residential lending demand continues to be strong in the first nine months of 2013 even though long-term interest rates began to rise in late June 2013. Municipal, construction and commercial demand lagged during the first half of 2013, but has been solid for the three months ended September 30, 2013. Origination of residential loans held for sale was $91.1 million during the nine months ended September 30, 2013, compared to $99.0 million during the nine months ended September 30, 2012. Residential loans sold amounted to $97.9 million for the nine months ended September 30, 2013 versus $88.6 million for the nine months ended September 30, 2012.

Union Bankshares, Inc. Page 51

As a member of the FHLB of Boston, Union had access to unused lines of credit up to $15.9 million at September 30, 2013 over and above the $12.7 million term and overnight advances already drawn on the lines, based on a FHLB of Boston estimate as of that date. With the purchase of required FHLB of Boston Class B common stock and evaluation by the FHLB of Boston of the underlying collateral available, line availability could rise to approximately $43.1 million. This line of credit can be used for either short-or-long-term liquidity or other needs. In addition to its borrowing arrangements with the FHLB of Boston, Union maintains two pre-approved Federal Funds lines of credit totaling $12.0 million with two upstream correspondent banks, a $15.0 million repurchase agreement line of credit and access to the Federal Reserve discount window, which would require pledging of qualified assets. There was no balance outstanding on the federal funds or repurchase agreement lines or at the discount window at September 30, 2013.

There were no purchased deposits through CDARS or ICS (or otherwise) at either September 30, 2013 or December 31, 2012, although Union had exchanged $9.8 million and $8.6 million of deposits, respectively, with other CDARS/ICS members at those dates.

The Company’s management monitors current and projected cash flows and adjusts positions as necessary to maintain adequate levels of liquidity. Approximately 70.2% of the Company’s time deposits will mature within twelve months, which is close to the mid-point of the quarter end level over the preceding five years, which ranged from 62.0% to 85.0%. The deposit gathering activities of financial institutions generally have been affected by the low interest rates which earlier in the recession made customers reluctant to lock in funds for a longer term but short-term rates have dropped so low during the last five years that some customers have extended out in order to receive a better rate or have shifted funds into money markets where the interest rates are higher than on the short-term time deposits. Since the federal funds target rate has remained unchanged at a historic low of 0.00% to 0.25% for more than four years, as customers' time deposits matured, the rollover interest rate available to those customers is most often lower than their previous deposit rate and therefore the Company's cost of funding has continued to drop. This phenomenon is happening throughout the banking industry and the Company is optimistic that it can maintain and grow its customer deposit base, despite the low rate environment, through good customer service, new deposit products offered, competitive but prudent pricing strategy and the continued expansion of the branch and electronic network. The relationships developed with local municipalities, businesses and retail customers and the variety of deposit products offered should, in management's view, help to ensure that Union will retain a substantial portion of these deposits. Management will continue to offer a competitive but prudent pricing strategy to facilitate retention of such deposits. The FOMC has committed to keeping interest rates low until certain unemployment and inflation targets are met. But in the future, as interest rates rise, the increase in rates may lead to early redemptions of certificates of deposit by customers which will present its own liquidity issue which will have to be managed. The movement of funds from FDIC insured deposits back into the financial market is also something that we monitor as it could cause a liquidity concern.

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

As of September 30, 2013, the Company and its subsidiary continue to be considered well capitalized under the capital adequacy requirements to which they are currently subject. The Company has evaluated its capital adequacy at September 30, 2013 on a pro forma basis under the recently adopted (but not yet effective) BASEL III requirements and would be considered well capitalized under such requirements.

Union Bankshares, Inc. Page 52

The total dollar value of the Company’s stockholders’ equity at September 30, 2013 of $46.7 million has increased $1.7 million from December 31, 2012 at $45.0 million, reflecting net income of $5.6 million for the first nine months of 2013, together with an increase in common stock and paid in capital of $63 thousand resulting from the exercise of stock options and $9 thousand of stock based compensation, partially offset by an increase of $678 thousand in accumulated other comprehensive loss, dividends of $3.3 million and a $21 thousand purchase of Treasury stock.

Union Bankshares, Inc. has 7,500,000 shares of $2.00 par value common stock authorized. As of September 30, 2013, the Company had 4,927,286 shares issued, of which 4,458,359 were outstanding and 468,927 were held in treasury.

In May 2010, the Company adopted a limited stock repurchase program to authorize the repurchase of up to 2,500 shares of its common stock each calendar quarter in open market purchases or privately negotiated transactions, as management deems advisable and as market conditions warrant. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase authorization was most recently reauthorized in December 2012 and expires on December 31, 2013, unless reauthorized. The Company repurchased 1,022 shares during the first nine months of 2013 pursuant to that authorization, at a total cost of $21 thousand.

The Company reserved 50,000 shares of common stock for issuance under the 2008 Incentive Stock Option Plan of Union Bankshares, Inc. and Subsidiary. There were no options granted during the nine months ended September 30, 2013. There were 3,300 shares issued during the nine months ended September 30, 2013 resulting from the exercise of stock options. The stock issued upon exercise of options granted under this Plan consists of authorized but unissued shares of the Company's common stock and/or shares held in treasury. As of September 30, 2013, there were employee incentive stock options outstanding and exercisable under the Plan with respect to 2,500 shares of common stock and unvested stock options with respect to an additional 6,000 shares that were granted in the fourth quarter of 2012 that will become exercisable in the fourth quarter of 2013. All exercisable options were “in the money” at September 30, 2013. Unrecognized compensation cost related to the unvested stock options as of September 30, 2013 was $1 thousand.

Union Bankshares, Inc. and Union are subject to various regulatory capital requirements administered by the federal banking agencies. Management believes that as of September 30, 2013, both companies met all capital adequacy requirements to which they are subject. As of September 30, 2013, the most recent calculation date, Union was categorized as well capitalized under the regulatory framework for prompt corrective action. The prompt corrective action capital category framework applies to FDIC insured depository institutions such as Union but does not apply directly to bank holding companies such as the Company. To be categorized as well capitalized, Union must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. As a bank holding company, the Company is subject to substantially similar capital adequacy requirements of the Federal Reserve Board. There were no conditions or events between September 30, 2013 and the date of this report that management believes have changed either company’s category.

	Actual		Minimum For Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk weighted assets
Union	$50,319	12.93%	$31,133	8.0%	$38,916	10.0%
Company	50,678	12.99%	31,210	8.0%	N/A	N/A
Tier I capital to risk weighted assets
Union	$45,478	11.69%	$15,561	4.0%	$23,342	6.0%
Company	45,837	11.75%	15,604	4.0%	N/A	N/A
Tier I capital to average assets
Union	$45,478	7.97%	$22,825	4.0%	$28,531	5.0%
Company	45,837	8.02%	22,861	4.0%	N/A	N/A

Union Bankshares, Inc. Page 53

The total risk based capital ratio for the Company was 12.99% at September 30, 2013 and 12.95% at December 31, 2012.

The Company remains focused on achieving its goals of long-term growth and an above-average shareholder return, while maintaining a strong capital position. Management is aware of the particular importance in today’s uncertain economic environment of maintaining strong capital reserves and planning for future capital needs including those required by the final Basel III capital standards.

A quarterly cash dividend of $0.26 per share was declared to shareholders of record on October 26, 2013, payable November 7, 2013. This dividend represents a $.01, or 4.0% increase over the dividends for each of the previous 18 quarters, which was $0.25 per share.

Regulatory Matters. The Company and Union are subject to periodic examinations by the various regulatory agencies. These examinations include, but are not limited to, procedures designed to review lending practices, risk management, credit quality, liquidity, compliance and capital adequacy. The Company's 2011 corporate tax return was audited by the Internal Revenue Service during 2013. There was no material adjustment to the Company's tax liability as a result of the audit. During 2013, the Vermont Department of Financial Regulation, and during 2012, the FDIC and Federal Reserve, performed their regular, periodic regulatory examinations of Union. No comments were received that would have a material adverse effect on the Company’s or Union’s liquidity, financial position, capital resources, or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Information called for by this item is incorporated by reference in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption OTHER FINANCIAL CONSIDERATIONS on pages 48-54.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2013. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.

Changes in Internal Controls over Financial Reporting. There was no change in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Union Bankshares, Inc. Page 54

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2013, the only unregistered issuance of the Company's equity securities was pursuant to the exercise of incentive stock options, resulting in the issuance of 1,500 shares of the Company's common stock. The shares were issued in reliance upon an exemption in section 4(a)(2) of the Securities Act of 1933 for distributions not involving a public offering.

The following table summarizes repurchases of the Company's equity securities made during the quarter ended September 30, 2013:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Program
July 2013	67	$21.21	67	2,433
August 2013	30	$21.35	30	2,403
September 2013	—	—	—	—
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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three and nine months ended September 30, 2013 and 2012, (iii) the unaudited consolidated statements of comprehensive income for the three and nine months ended September 30, 2013 and 2012, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

____________________

*
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Union Bankshares, Inc. Page 55

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Union Bankshares, Inc.

November 14, 2013	/s/ David S. Silverman
David S. Silverman
Director, President and Chief Executive Officer

November 14, 2013	/s/ Marsha A. Mongeon
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three and nine months ended September 30, 2013 and 2012, (iii) the unaudited consolidated statements of comprehensive income for the three and nine months ended September 30, 2013 and 2012, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

____________________

*
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Union Bankshares, Inc. Page 56