Form 10-K
period 2013-12-31
UNION BANKSHARES INC
filed 2014-03-31
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2013	Commission file number	001-15985
UNION BANKSHARES, INC.

VERMONT	03-0283552
P.O. BOX 667
20 LOWER MAIN STREET
MORRISVILLE, VT 05661-0667
Registrant's telephone number:   802-888-6600
Former name, former address and former fiscal year, if changed since last report: Not applicable
Securities registered pursuant to section 12(b) of the Act:

Common Stock, $2.00 par value	The NASDAQ Stock Market LLC
(Title of class)	(Exchanges registered on)
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
Yes [  ] No [X]
The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2013 was $70,280,470 based on the closing price on the NASDAQ Stock Market LLC on such date of $21.75 per share. For purposes of this calculation, all directors, executive officers, and named executives of the Registrant are assumed to be affiliates. Such assumption, however, shall not be deemed to be an admission of such status as to any such individual.

DOCUMENTS INCORPORATED BY REFERENCE
Specifically designated portions of the following documents are incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

Document	Part
Proxy Statement for the 2014 Annual Meeting of Shareholders	III

UNION BANKSHARES, INC.

____________________

(a)
The information required by Part III Items 10, 11, 12, 13 and 14 is incorporated herein by reference, in whole or in part, from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 2014. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to specifically incorporate by reference the information referred to in Items 407(d)(1)-(3) and 407(e)(5) of Regulation S-K.

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

The Company's business is that of a community bank in the financial services industry. The Company has one definable business segment, Union Bank, which provides full retail, commercial, municipal banking, and asset management and trust services throughout its 16 banking offices, loan center, and 33 ATMs covering northern Vermont and northwestern New Hampshire. Also, many of Union's services are provided via the telephone and through its website, www.unionbankvt.com. Union seeks to make a profit for the Company while providing quality retail banking services to individuals and commercial banking services to small and medium sized corporations, partnerships, and sole proprietorships, as well as nonprofit organizations, local municipalities and school districts within its market area.

The Company's income is derived principally from interest and fees on loans and earnings on other investments. Its primary expenses arise from interest paid on deposits and borrowings, salaries and wages, health insurance and other employee benefits and other general overhead expenses. Our profitability depends primarily on net interest income, which is the difference between interest and dividend income on interest-earning assets and interest expense on interest-bearing liabilities. Interest-earning assets include loans, investment securities, and interest-earning deposits in banks. Net interest income is dependent upon the level of interest rates and the extent to which such rates change, as well as changes in the volume of various categories of assets and liabilities. Our profitability is also dependent on the level of noninterest income (primarily gains on sale of real estate loans and service fees), provision for loan losses, noninterest expenses and income taxes. Our operations and profitability are subject to changes in interest rates, applicable statutes and regulations, general economic conditions, the competitive environment, as well as other factors beyond our control.

Employees: The Company itself does not have any paid employees. As of December 31, 2013, Union employed 188 full time equivalent employees. Union employees are not represented by any collective bargaining group. Union maintains comprehensive employee benefit programs for its employees, including medical and dental insurance, long-term and short-term disability insurance, life insurance, and a 401(k) plan. Management considers its employee relations to be good.

Description of Services: Services or products offered to our customers include, but are not limited to, the following:

•	Commercial loans for business purposes to business owners and investors for plant and equipment, working capital, real estate renovation and other sound business purposes;

•	Commercial real estate loans on income producing properties, including commercial construction loans;

•	SBA guaranteed loans;

•	Residential construction and mortgage loans;

•	Online cash management services, including account reconciliation, credit card depository, Automated Clearing House origination, wire transfers and night depository;

•	Merchant credit card services for the deposit and immediate credit of sales drafts,

•	professionals and the local tourism industry;

•	Business checking accounts;

•	Standby letters of credit, bank checks or money orders, and safe deposit boxes;

•	Automated Teller Machine (“ATM”) services;

•	Debit MasterCard and ATM cards;

•	Telephone, Internet, and mobile banking services, including bill pay;

•	Home improvement loans and overdraft checking privileges against preauthorized lines of credit;

•	Retail depository services including personal checking accounts, NOW accounts, savings accounts, money market accounts, certificates of deposit, IRA/SEP/KEOGH accounts and Health Savings accounts;

•	Customer repurchase agreement sweeps; and

•	Asset management and trust services to individuals and organizations.

Consistent with the objective of the Company to serve the needs of individuals, businesses and others within the communities served, the Company seeks to concentrate its assets in loans. For the year ended December 31, 2013, the Company's rate of average loans to average deposits was 91.9%. To be consistent with the requirements of prudent banking practices, adequate levels of assets are invested in high-grade securities, FDIC insured certificates of deposits, or other prudent investment alternatives such as company-owned life insurance or investments in real estate limited partnerships for affordable housing. Deposits are the primary source of funds for use in lending, investing and for other general operating purposes. In addition we obtain funds from principal repayments, sales and prepayments of loans, securities and FDIC insured certificates of deposit. Other funding sources may include brokered deposits purchased through CDARS or other brokerage accounts, borrowings from the FHLB of Boston, correspondent banks or the Federal Reserve discount window or utilization of a repurchase agreement line with a brokerage firm.

Competition: The Company and Union face substantial competition for loans and deposits in northern Vermont and northwestern New Hampshire from local and regional commercial banks, savings banks, tax exempt credit unions, mortgage brokers, and financial services affiliates of bank holding companies, as well as from national financial service providers such as mutual funds, brokerage houses, insurance companies, consumer finance companies and internet banks. Within the Company's market area are branches of several commercial and savings banks that are substantially larger than Union. Union focuses on its community banking niche and on providing convenient locations, hours and modes of delivery to provide superior customer service. We have seen over the last few years, a trend by customers to turn to local community banks to fulfill their financial needs with organizations and people they know and trust. We are hopeful that this trend will continue. The Company seeks to capitalize upon the extensive business and personal contacts and relationships of its directors, Advisory Board members and officers to continue to develop the Company's customer base, as well as relying on director and Advisory Board referrals, officer-originated calling programs and customer and shareholder referrals.

In order to compete with the larger financial institutions in its service area, Union capitalizes on the flexibility and local autonomy which is accorded by its independent status. This includes an emphasis on personal service, timely decision making, local promotional activity, and personal contacts and community service by Union's officers, directors and employees. The Company strives to inform the public about the strength of the Company, the variety and flexibility of services offered, as well as the strength of the local economy relative to the national economy and global problems in the real estate market and provides information on financial topics of interest. The Company also strives to educate future generations by helping them to cultivate sound personal financial habits through its "Save for Success" program for children.

Tax exempt credit unions have become an increasingly significant source of competition. Credit union common bond requirements and the definition of a credit union “member” have been interpreted liberally by federal and state credit union regulators while at the same time, the scope of products credit unions are permitted to offer has steadily expanded, resulting in greater penetration of this tax-advantaged segment of the financial services industry into traditional banking markets. Credit unions are also not required to reinvest in their communities or to pay federal income taxes. Credit unions' exemption from community reinvestment requirements as well as from federal taxation has been a major factor in increasing their market share and business lending. As of December 31, 2013, the most recently available information, there were more than 25 state or federally chartered credit unions operating in Vermont. With the inherent pricing advantages credit unions have due to their tax subsidy, community banks find it increasingly difficult to compete on this uneven playing field.

The Company competes for deposit accounts by offering customers competitive products and rates, personal service, local area expertise, convenient locations and access, and an array of financial services and products. Higher interest rates and deposit “specials” offered by competitors as well as the variety of nonbanking investment avenues open to our customers and the public make deposit growth challenging.

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

The Company competes for personal and institutional asset management and trust business with trust companies, commercial banks having trust departments, investment advisory firms, brokerage firms, mutual funds and insurance companies.

Regulation and Supervision

General

As a bank holding company registered under the Bank Holding Company Act of 1956, as amended ("BHCA"), the Company is subject to regulation and supervision by the Board of Governors of the Federal Reserve System ("FRB"). As a state chartered commercial bank, Union bank is subject to the regulation and supervision by the Federal Deposit Insurance Corporation ("FDIC")

and the Vermont Department of Financial Regulation ("DFR"). The regulatory framework is intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole, and not for the protection of security holders. This regulation and supervision establishes a comprehensive framework of activities in which a bank holding company or a bank can engage. The prior approval of the FDIC and DFR is required, among other things, for Union to establish or relocate a branch office, assume deposits or engage in any merger, consolidation, purchase or sale of all or substantially all of the assets of any bank. This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to classification of assets and establishment of adequate credit loss reserves for regulatory purposes. To the extent that this information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions.

The Company is also under the jurisdiction of the Securities and Exchange Commission (“SEC”) for matters relating to the offer and sale of its securities as well as investor reporting requirements. The Company is subject to restrictions, reporting requirements, and review procedures under federal securities laws and regulations. The Company's common stock is listed on the NASDAQ Global Select Market (“NASDAQ”) under the trading symbol “UNB” and accordingly, the Company is subject to the rules of NASDAQ for listed companies.
Financial Regulatory Reform Legislation
The Dodd-Frank Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), comprehensively reformed the regulation of financial institutions, products and services. Among other things, the Dodd-Frank Act:

•	granted the FRB increased supervisory authority and codified the source of strength doctrine,

•	provided new capital standards applicable to the Company,

•	modified the scope and costs associated with deposit insurance coverage

•	permitted well capitalized and well managed banks to acquire other banks in any state subject to certain deposit concentration limits and other conditions,

•	permitted the payment of interest on business demand deposit accounts

•	established the Bureau of Consumer Financial Protection ("CFPB"),

•	established new minimum mortgage underwriting standards for residential mortgages,

•
barred banking organizations, such as the Company, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain circumstances, and

•
established the Financial Stability Oversight Council to designate certain activities as posing a risk to the United States financial systems and recommended new or heightened standards and safeguards for financial institutions engaging in such activities.

While this legislation is focused principally on changes to the financial regulatory system, several corporate governance, disclosure and compensation provisions of the Dodd-Frank Act target public companies.  The corporate governance, disclosure and compensation provisions include:

•
A requirement that public companies solicit an advisory vote on executive compensation ("Say-on-Pay"), an advisory vote on the frequency of Say-on-Pay votes and, in the event of a merger or other extraordinary transaction, an advisory vote on certain "golden parachute" payments.  This provision became applicable for Union Bankshares in 2013.  At the 2013 annual meeting, the shareholders approved an advisory vote on the Company’s executive compensation and a three year frequency for future advisory votes;

•
Requirements that the SEC adopt rules directing the securities exchanges to adopt listing standards with respect to compensation committee independence and the use of consultants.  As a smaller reporting company, Union Bankshares is exempt from most of the provisions of the NASDAQ rule adopt in 2013 pursuant to this requirement;

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

Bank Holding Company Regulation

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

Acquisitions and Activities. Under the BHCA, the activities of bank holding companies, such as Union Bankshares Inc., and those of companies that they control, such as Union, or in which they hold more than 5% of the voting stock, are limited to banking, managing or controlling banks, furnishing services to or performing services for their subsidiaries, or certain activities that the FRB has determined to be so closely related to banking, managing or controlling banks as to be a proper incident thereto. Satisfactory capital ratios, CRA ratings and anti-money laundering policies are generally prerequisites to obtaining Federal regulatory approval to make acquisitions. Union Bankshares Inc. has not elected to become a financial holding company.

Enforcement Powers. The FRB has the authority to issue cease and desist orders against bank holding companies to prevent or terminate unsafe or unsound banking practices, violations of law and regulations, or conditions imposed by, or violations of agreements with, or commitments to, the FRB. The FRB is also empowered to assess civil money penalties against companies or individuals who violate the BHCA or orders or regulations thereunder, to order termination of nonbanking activities of nonbanking subsidiaries of bank holding companies, and to order termination of ownership and control of a nonbanking subsidiary by a bank holding company. There are no enforcement actions currently in place against the Company.

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

Regulation of Union Bank

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

For the year ended December 31, 2013, the Bank's total FDIC insurance assessment expense was $306 thousand compared to $351 thousand for the year ended December 31, 2012. The decrease in expense was attributable to improvement in factors and ratios utilized in the assessment calculations.

Brokered Deposits. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) restricts the ability of an FDIC insured bank to accept brokered deposits unless it is a well capitalized institution under FDICIA's prompt corrective action guidelines. Union accepts brokered time and money market deposits through its membership with the Promontory Interfinancial Network in CDARS and ICS, respectively.

Community Reinvestment Act ("CRA"). Union is subject to the federal CRA, which requires banks to demonstrate their commitment to serving the credit needs of low and moderate income residents of their communities. Union participates in a variety of direct and indirect lending programs and other investments for the benefit of low and moderate income residents in its local communities. The FDIC conducts examinations of insured banks' compliance with CRA requirements and rates institutions as "Outstanding," "Satisfactory," "Needs to Improve," and "Substantial NonCompliance." Failure of an institution to receive at least a "Satisfactory" CRA rating could adversely affect its ability to undertake certain activities, such as branching and acquisitions of other financial institutions, which require regulatory approval based, in part, on the institution's record of CRA compliance. In addition, failure of a bank subsidiary to receive at least a "Satisfactory" rating would disqualify a bank holding company from eligibility to become or remain a financial holding company under the Gramm-Leach-Bliley Financial Modernization Act of 1999 ("GLBA"). At its 2013 CRA compliance examination by the FDIC, Union again received a rating of “Outstanding.”

Federal Reserve Board Policies and Reserve Requirements. The monetary policies and regulations of the FRB have had a significant effect on the operating results of banks in the past and are expected to continue to do so in the future. FRB policies affect the levels of bank earnings on loans and investments and the levels of interest paid on bank deposits and borrowings through the Federal Reserve System's open-market operations in United States government securities, regulation of the discount rate and terms on bank borrowings from Federal Reserve Banks and regulation of nonearning reserve requirements. Regulation D promulgated by the FRB requires all depository institutions to maintain reserves against their transaction accounts (generally, demand deposits, NOW accounts and certain other types of accounts that permit payments or transfers to third parties) and nonpersonal nontime deposits (generally, money market deposit accounts or other savings deposits held by corporations or other depositors that are not natural persons, and certain types of time deposits), subject to certain exemptions. As of December 31, 2013, Union's reserve requirement was approximately $652 thousand which was satisfied by vault cash.

Enforcement Powers. The FDIC and the DFR have the authority to issue orders to banks under their supervision to cease and desist from unsafe or unsound banking practices, violations of law and regulation, or conditions imposed by, or violations of agreements with, or commitments to, the FDIC or DFR. The FDIC and the DFR are also empowered to assess civil money penalties against companies or individuals who violate banking laws, orders or regulations. There are no enforcement actions currently in place against Union.
Capital Adequacy and Safety and Soundness

Capital Adequacy Guidelines. The FRB, the FDIC and other federal banking regulators have issued substantially similar risk based and leverage capital guidelines for United States banking organizations. Those regulatory agencies are also authorized to require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The FRB's risk based capital guidelines define a three-tier capital framework and specify three relevant capital ratios: Tier 1 Capital Ratio, a Total Capital Ratio and a Leverage Ratio. Tier 1 Capital consists of common and qualifying preferred shareholders' equity, plus or minus goodwill, core deposit intangible and certain other intangibles and adjustments. Certain hybrid securities, such as trust preferred securities, issued after May 19, 2010, do not count as Tier 1 capital. The Company has not issued any trust preferred or other hybrid securities. The remainder (Tier 2 and Tier 3 Capital) consists of subordinate and other qualifying debt, preferred stock that does not qualify as Tier 1 Capital, and the allowance for credit losses up to 1.25% of risk weighted assets. The Dodd-Frank Act requires the FRB to establish minimum risk based capital requirements that may not be lower than those in effect on July 21, 2010. Please refer to Note 21. Regulatory Capital Requirements in Item 8. in this form 10-K for the capital ratios for the Company and Union as of December 31, 2013 and December 31, 2012.

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

The Basel Committee on Banking Supervision has released new global capital adequacy standards, known as Basel III, setting forth higher capital requirements, enhanced risk coverage, a global leverage ratio, and provisions for counter-cyclical capital and liquidity standards. On July 2, 2013, the federal banking agencies issued a final rule (the “Final Capital Rule”) implementing the Basel III capital standards and establishing the minimum capital requirements for banks and bank holding companies required under the Dodd-Frank Act. The majority of the provisions of the Final Capital Rule apply to bank holding companies and banks with consolidated assets of $500 million or more, such as the Company and Union. The Final Capital Rule establishes a new capital risk-based capital ratio, a minimum common equity Tier 1 capital ratio of 6.5% of risk-weighted assets to be a “well capitalized” institution, and increases the minimum total Tier 1 capital ratio to be a “well capitalized” institution from 6.0% to 8.0%. Additionally, the Final Capital Rule requires that an institution establish a capital conservation buffer of common equity Tier 1 capital in an amount above the minimum risk-based capital requirements for “adequately capitalized” institutions equal to 2.5% of total risk weight assets to avoid restrictions on capital distributions and executive bonuses. The Final Capital Rule increases the required capital for certain categories of assets, including higher-risk construction real estate loans and certain exposures related to securitizations. Under the Final Capital Rule, we may make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. If we do not make this election, unrealized gains and losses would be included in the calculation of our regulatory capital. We must comply with the Final Capital Rule beginning on January 1, 2015.

Prompt Corrective Action. FDICIA, among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective federal banking agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An “undercapitalized” bank must develop a capital restoration plan and its parent holding company must guarantee that bank's compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the bank's assets at the time it became undercapitalized or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors. In addition, FDICIA requires the various federal banking agencies to prescribe certain noncapital standards for safety and soundness related generally to operations and management, asset quality and executive compensation, and permits regulatory action against a financial institution that does not meet such standards.

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

At December 31, 2013, the Company's consolidated Tier I and Total Risk Based Capital Ratios were 12.0% and 13.3% respectively, and its Leverage Capital Ratio was 8.0%, and it is considered well capitalized under the current regulatory guidelines. As of December 31, 2013, our capital ratios were more than sufficient to satisfy those anticipated increases resulting from the proposed Basel III Capital Framework. However, an increase in the amount of capital that the Company or Union must maintain in order to support a given level of assets would reduce the amount of leverage that our capital could support and increased volatility could be problematic. Our ability to increase our level of interest earning assets or to allocate those assets in the best manner to generate interest income may be adversely affected.

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

FDICIA also contains a variety of other provisions that may affect Union's operations, including reporting requirements, regulatory guidelines for real estate lending, “truth in savings” disclosure provisions, and the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch. Beginning in 2012, Union has been subject to §112 of FDICIA, which requires an additional annual reporting to the FDIC, FRB, and DFR regarding preparation of the annual financial statements, the maintenance of an internal control structure for financial reporting and compliance with certain designated banking laws, as well as imposition of increased responsibilities on the Company's external auditor and audit committee.

Dividend Restrictions

As a holding company, the Company's ability to pay dividends to its stockholders is largely dependent on the ability of its subsidiary to pay dividends to it. Payment of dividends by Vermont-chartered banks, such as Union, is subject to applicable state and federal laws. Under Vermont banking laws, a Vermont-chartered bank may not authorize dividends or other distributions which would reduce the bank's capital below the amount of capital required in the bank's Certificate of General Good or under any capital or surplus standards established by the Commissioner of the DFR. Union does not have any capital restrictions in its Certificate of General Good and, to date, the Commissioner of the DFR has not adopted capital or surplus standards. Nevertheless, the capital standards established by the FDIC, described above under "Prompt Corrective Action" apply to Union, and the capital standards of the FRB apply to the Company on a consolidated basis. In addition, the FRB, the FDIC and the Commissioner of the DFR are authorized under applicable federal and state laws to prohibit payment of dividends that are determined to be an unsafe or unsound practice. Payment of dividends that significantly deplete the capital of a bank or a bank holding company, or render it illiquid, could be found to be an unsafe or unsound practice.

Consumer Protection Regulation

We are subject to a number of federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices, including the Equal Credit Opportunity Act, the Fair Housing Act, Home Ownership Protection Act, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”), GLBA, the Truth in Lending Act, CRA, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act and various state law counterparts. Union is also subject to laws and regulations to protect consumers in connection with their deposit or electronic transactions. These laws include the Truth in Savings, the Electronic Funds Transfer and the Expedited Funds Availability Acts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with customers when taking deposits, making loans, collecting loans and providing other services. Further, the Dodd-Frank Act established the CFPB, which has the responsibility for making rules and regulations under the federal consumer protection laws relating to financial products and services. The CFPB also has a broad mandate to prohibit unfair or deceptive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. The CFPB may lead to conflicting regulatory guidance for community banks versus banks with assets in excess of $10 billion and increase regulatory costs and burdens.Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties.
Mortgage Reform. The Dodd-Frank Act prescribes certain standards that mortgage lenders must consider before making a residential mortgage loan, including verifying a borrower’s ability to repay such mortgage loan, and allows borrowers to assert violations of certain provisions of the Truth-in-Lending Act as a defense to foreclosure proceedings. Under the Dodd-Frank Act, prepayment penalties are prohibited for certain mortgage transactions and creditors are prohibited from financing insurance policies in connection with a residential mortgage loan or home equity line of credit. In addition, the Dodd-Frank Act prohibits mortgage originators from receiving compensation based on the terms of residential mortgage loans and generally limits the ability of a mortgage originator to be compensated by others if compensation is received from a consumer. The Dodd-Frank Act requires mortgage lenders to make additional disclosures prior to the extension of credit, in each billing statement, and for negative amortization loans and hybrid adjustable rate mortgages.
Privacy and Customer Information Security. The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, we must provide our customers with an annual disclosure that explains our policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required or permitted by law, we are prohibited from disclosing such information except as provided in such policies and procedures. The GLBA also requires that we develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information (as defined under the GLBA), to protect against anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. We are also required to send a notice to customers whose “sensitive information” has been compromised if unauthorized use of this information is “reasonably possible.” Most of the states, including the states where we operate, have enacted legislation concerning breaches of data security and our duties in response to a data breach. Congress continues to consider federal legislation that would require consumer notice of data security breaches. Pursuant to the FACT Act, we have developed and implemented a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts.
Additionally, the FACT Act amends the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable and simple method to opt out of the making of such solicitations.

Home Mortgage Disclosure Act (“HMDA”). HMDA makes information available to the public that helps to show whether financial institutions are serving the housing credit needs of their neighborhoods and communities. The Act requires institutions to gather and compile data about loan applications for home purchase, home improvement and refinances where the new loan is secured by a dwelling. The Dodd-Frank Act requires additional information be gathered and compiled but new regulations have not yet been promulgated. The information must be compiled each calendar year on a Loan/Application Register, sent to the FDIC by March 1st of the following year and made available to the public no later than March 31st. The Federal Financial Institutions Examinations Council prepares and sends to each reporting institution a series of tables that comprise the disclosure statement for the institution. HMDA applies to financial institutions that have their main office or any branch in a Metropolitan Statistical Area ("MSA"). Union is subject to HMDA as it has branch offices within the Burlington, Vermont MSA.

Regulation of Other Activities

Transactions with Related Parties. The Company's and Union's authority to extend credit, purchase or sell an asset from or to their directors, executive officers and 10% or more stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of the Federal Reserve Act and Regulation O of the FRB thereunder. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based in part, on the amount of the bank's capital. Under NASDAQ guidelines, any related party transaction, including a loan, must be reviewed by the Company's Audit Committee. In addition, under the federal Sarbanes-Oxley Act of 2002 (discussed below), the Company, itself, may not extend or arrange for any personal loans to its directors and executive officers. The Company has a Related Persons Transactions Approval Policy administered by the Company's Board of Directors which incorporates applicable regulatory guidelines and requirements.

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

Volcker Rule Restrictions on Proprietary Trading and Sponsorship of Hedge Funds and Private Equity Funds. The Dodd-Frank Act bars banking organizations, such as the Company and the Bank, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain circumstances, in a provision commonly referred to as the “Volcker Rule.” Under the Dodd-Frank Act, proprietary trading generally means trading by a banking entity or its affiliate for its own account. Hedge funds and private equity funds are described by the Dodd-Frank Act as funds that would be registered under the 1940 Act but for certain enumerated exemptions. The Volcker Rule restrictions apply to the Company, the Bank and all of their subsidiaries and affiliates.

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

Taxing Authorities. The Company and Union are subject to income taxes at the Federal level and are individually subject to state taxation based on the laws of each state in which they operate. The Company and Union file a consolidated federal tax return with a calendar year end. The Company and Union have filed separate tax returns for each state jurisdiction affected for 2012 and will do the same for 2013. No tax return is currently being examined or audited by any taxing authority that the Company is aware of. The taxing authorities also regulate the information reporting requirements that Union is subject to which continue to increase and require resources to comply with.

Available Information

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

As of December 31, 2013, Union operated 12 community banking locations in Lamoille, Caledonia and Franklin counties of Vermont, four in Grafton and Coos counties of New Hampshire and a loan center in South Burlington, Vermont. In addition as of such date, Union also operated 29 ATMs in northern Vermont and four in New Hampshire. Union owns, free of encumbrances, fourteen of its branch locations and its operations center and leases two branch locations, the loan center and certain ATM premises from third parties under terms and conditions considered by management to be favorable to Union. Also, Union currently owns two parcels of real estate expected to be utilized for future branch locations. Union also owns or leases certain properties contiguous to its branch locations for staff and customer parking convenience.

Additional information relating to the Company's properties as of December 31, 2013, is set forth in Note 8 to the consolidated financial statements contained in Item 8 to this report.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock and Dividends
The common stock of the Company is traded on the NASDAQ Global Select Market under the trading symbol "UNB". The Company currently pays dividends on a quarterly basis. Quarterly stock prices and dividends per share paid for each quarterly period during the last two years were as follows:

	2013			2012
	High	Low	Dividends	High	Low	Dividends
First Quarter	$22.15	$19.25	$0.25	$20.00	$18.56	$0.25
Second Quarter	$22.00	$20.21	$0.25	$19.90	$18.75	$0.25
Third Quarter	$22.08	$20.73	$0.25	$21.00	$18.80	$0.25
Fourth Quarter	$23.00	$21.03	$0.26	$20.09	$19.26	$0.25

High and low stock prices are based upon closing price quotations as reported by NASDAQ Global Select Market. Prices of transactions between private parties may vary from the ranges quoted above.

On March 17, 2014, there were 4,458,262 shares of common stock outstanding held by 592 stockholders of record. The number of stockholders does not reflect the number of beneficial owners, including persons or entities who may hold the stock in nominee or “street name.” On January 15, 2014, the Company declared a regular dividend of $0.26 per share to stockholders of record as of January 25, 2014 payable February 6, 2014. Future dividends will depend upon the financial condition and earnings of the Company and its subsidiary, its need for funds and other factors, including government regulations.

There was no repurchase of the Company's common stock during the fourth quarter of 2013.

Pursuant to a discretionary stock repurchase program adopted in 2010, and most recently reauthorized in January 2014, the Company may repurchase up to 2,500 shares of its common stock each quarter, with no carry over from quarter to quarter of the unused portion of the authorization. Purchases may be made in the open market or negotiated transactions. As of December 31, 2013 the Company had repurchased 7,849 shares under this program since its inception in 2010 for a total cost of $147 thousand.

Equity Compensation Plans: During the quarter ended December 31, 2013, no incentive stock options previously granted pursuant to the Company's Incentive Stock Option Plan were exercised. There were options with respect to 6,000 shares granted during the quarter. There were no options that lapsed during the quarter ended December 31, 2013 leaving options with respect to 14,500 shares granted earlier in 2013 or in prior years outstanding at December 31, 2013, of which options with respect to 8,500 shares were exercisable at December 31, 2013. Participation in the 2008 Incentive Stock Option Plan (“Plan”) is limited to those senior officers of the Company or its subsidiary (currently three active participants) selected by the Board of Directors in its discretion. The exercise price of all options granted under the Plan represents the fair market value of the shares on the date of grant. Shares issuable to Plan participants upon exercise of incentive stock options have not been registered with the Securities and Exchange Commission. Such shares are restricted securities, issued under statutory exemptions available under the Securities Act of 1933, including Section 4(2) thereof, for offers and sales not involving a public offering.

The following table summarizes certain information regarding equity compensation under the Company's 2008 Incentive Stock Option Plan, currently the only equity compensation plan of the Company:

Equity Compensation Plan Information as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders

2008 Incentive Stock Option Plan	14,500	$20.56	25,000

Equity compensation plans not approved by security holders	—	—	—

Total	14,500	$20.56	25,000

The Company normally pays regular quarterly cash dividends in February, May, August and November of each year. The Company has occasionally declared a special cash or stock dividend. On October 15, 2013, the Company's Board of Director's voted to increase the regular quarterly dividend from $.25 per share to $.26, or a 4.0% increase for the quarter. The Company's Board of Directors will continue to manage dividends to be in line with long-term trends in earnings per share results and conservative earnings projections, while retaining sufficient profits to support capital strength, anticipated business growth, fund strategic investments and provide continued support for the Company's deposit taking and lending activities. Dividends paid by Union are the primary source of funds available to the Company for payment of dividends to its shareholders. Union is subject to certain requirements imposed by state and federal banking laws and regulations. These requirements, among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by Union to the Company. Future dividends are subject to the discretion of the Company's Board of Directors, cash needs, general business conditions, dividends from Union, and applicable governmental regulations and policies.

Five Year Performance Graph: Not applicable as the Company meets the qualification requirements for smaller reporting companies.

Item 6. Selected Financial Data

Not applicable as the Company meets the qualification requirements for smaller reporting companies

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following discussion and analysis by management focuses on those factors that, in management's view, had a material effect on the consolidated financial position of Union Bankshares, Inc. ("the Company," "our," "we," "us") and its subsidiary, Union Bank ("Union"), as of December 31, 2013 and 2012, and its results of operations for the years ended December 31, 2013 and 2012. This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. The purpose of this presentation is to enhance overall financial disclosures and to provide information about historical financial performance and developing trends as a means to assess to what extent past performance can be used to evaluate the prospects for future performance. The Company meets the qualification requirements under Securities and Exchange Commission ("SEC") rules for smaller reporting companies, and pursuant to such rules, has elected to present audited statements of income, comprehensive income, cash flows and changes in stockholders' equity for each of the preceding two, rather than three, fiscal years. Management is not aware of the occurrence of any events after December 31, 2013 which would materially affect the information presented.

FORWARD-LOOKING STATEMENTS

The Company may from time to time make written or oral statements that are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include financial projections, statements of plans and objectives for future operations, estimates of future economic performance or conditions and assumptions relating thereto. The Company may include forward-looking statements in its filings with the SEC, in its reports to stockholders, including this Annual Report, in press releases, other written materials, and in statements made by senior management to analysts, rating agencies, institutional investors, representatives of the media and others.

Forward-looking statements reflect management's current expectations and are subject to uncertainties, both general and specific, and risk exists that actual results will differ from those predictions, forecasts, projections and other estimates contained in forward-looking statements. These risks cannot be readily quantified. When management uses any of the terms “believes,” “expects,” “anticipates,” “intends,” "projects," "potential," “plans,” “seeks,” “estimates,” "targets," "goals," “may,” “could,” “would,” “should,” or similar expressions, they are making forward-looking statements. Many possible events or factors, including those beyond the control of management, could affect the future financial results and performance of the Company.

Factors that may cause results or performance to differ materially from those expressed in forward-looking statements include, but are not limited to: (1) continuing general economic conditions and financial instability, either nationally, internationally, regionally or locally resulting from elevated unemployment rates, changes in monetary and fiscal policies, and adverse changes in the credit rating of U.S. government debt; (2) increased competitive pressures from tax-advantaged credit unions and other financial service providers in the Company's northern Vermont and northwestern New Hampshire market area or in the financial services industry generally, from increasing consolidation and integration of financial service providers, and from changes in technology and delivery systems; (3) interest rates change in such a way that continues to put pressure on the Company's margins, or result in lower fee income and lower gain on sale of real estate loans; (4) changes in laws or government rules, or the way in which courts or government agencies interpret or implement those laws or rules, that increase our costs of doing business or otherwise adversely affect the Company's business; (5) changes in federal or state tax policy; (6) changes in the level of nonperforming assets and charge-offs; (7) changes in estimates of future reserve requirements based upon relevant regulatory and accounting requirements; (8) changes in consumer and business spending, borrowing and savings habits; (9) further changes to the calculation of the Company’s regulatory capital ratios which, among other things, would require additional regulatory capital, change the framework for risk-weighting of assets and require accumulated other comprehensive income to be reflected in regulatory capital; and (10) the effect of and changes in the United States monetary and fiscal policies, including interest rate policies and regulation of the money supply by the Federal Reserve Board (“FRB”).

RISK FACTORS

The Company, like other financial institutions, is subject to a number of risks, many of which are outside of the Company's direct control, though efforts are made to manage those risks while optimizing returns. Managing those risks is an essential part of successfully managing a financial institution. Risk identification and monitoring are key elements in overall risk management. Among the risks inherent in the Company's business operations are: (1) credit risk, which is the risk that loan customers or other counterparties will be unable to perform their contractual obligations, (2) interest rate risk, which is the risk that changes in market rates and prices will adversely affect the Company's financial condition or results of operation, (3) liquidity risk, which is the risk that the Company will have insufficient funds or access to funds to meet operational needs, (4) price risk, which is the risk to earnings or capital that results from the changes in the value of portfolios of financial instruments, (4) transactional risk, which is the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events, (5) compliance risk, which is the risk of loss resulting from violations or nonconformance with laws, rules, regulations, prescribed practices, or ethical standards, (6) strategic risk, which is the risk from adverse business decisions or improper implementation of those decisions, and (7) reputation risk, which is the risk to earnings or capital from negative public opinion.

CRITICAL ACCOUNTING POLICIES

The Company has established various accounting policies which govern the application of U.S. Generally Accepted Accounting Principles ("GAAP") in the preparation of the Company's financial statements. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the reported amount of assets, liabilities, capital, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require management to make its most difficult and subjective judgments, often as a result of the need to make estimates on matters that are inherently uncertain. Based on this definition, management has identified the accounting policies and judgments most critical to the Company. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Nevertheless, because the nature of the judgments and assumptions made by management are inherently subject to a degree of uncertainty, actual results could differ from estimates and have a material impact on the carrying value of assets, liabilities, capital, or the results of operations of the Company.

Allowance for loan losses

The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements. The amount of the allowance is based on management's periodic evaluation of the collectability of the loan portfolio, including the nature, volume and risk characteristics of the portfolio, credit concentrations, trends in historical loss experience, estimated value of any underlying collateral, specific impaired loans and economic conditions. Changes in these qualitative factors may cause management's estimate of the allowance for loan losses to increase or decrease and result in adjustments to the Company's provision for loan losses in future periods. For additional information, see FINANCIAL CONDITION- Allowance for Loan Losses and Credit Quality below.

Other than temporary impairment of securities

The other than temporary impairment decision is a critical accounting policy for the Company. Accounting guidance requires a company to perform periodic reviews of individual securities in its investment portfolio to determine whether a decline in the value of a security is other than temporary. A review of other than temporary impairment requires management to make certain judgments regarding the cause and materiality of the decline, its effect on the financial statements and the probability, extent and timing of a valuation recovery, the company's intent and ability to continue to hold the security, and, with respect to debt securities, the likelihood that the company will have to sell the security before its value recovers. Pursuant to these requirements, management assesses valuation declines to determine the extent to which such changes are attributable to (1) fundamental factors specific to the issuer, such as the nature of the issuer and its financial condition, business prospects or other factors or (2) market-related factors, such as interest rates or equity market declines. Declines in the fair value of securities below their costs that are deemed by management to be other than temporary are (1) if equity securities, recorded in earnings as realized losses and (2) if debt securities, recorded in earnings as realized losses to the extent they are deemed credit losses, with noncredit losses recorded in Other comprehensive income (loss). Once an other than temporary loss on a debt or equity security is realized, subsequent gains in the value of the security may not be recognized in income until the security is sold.

Intangible assets

The Company's intangible assets include goodwill, which represents the excess of the purchase price over the fair value of net assets acquired in the 2011 acquisition of three New Hampshire branch offices, as well as a core deposit intangible related to the deposits acquired. The core deposit intangible is amortized on a straight line basis over the estimated average life of the acquired core deposit base of 10 years. The Company evaluates the valuation and amortization of the core deposit intangible if events occur that could result in possible impairment. With respect to goodwill, in accordance with current authoritative guidance, the Company assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the Company is less than its carrying amount, which could result in goodwill impairment.

Pension liabilities

The Union Bank Pension Plan ("Plan") was closed to new participants on October 5, 2012. The accrual of retirement benefits for current participants was frozen as of that date. The (benefit) cost of the Plan, based on actuarial computations of current benefits for plan participants, is (credited) charged to Pension and other employee benefits.

The Company's defined benefit pension obligation and net periodic (benefit) cost are actuarially determined based on the following assumptions: discount rate, current and expected future return on plan assets, anticipated mortality rates, and Consumer Price Index rate. The determination of the defined benefit pension obligation and net periodic benefit cost is a critical accounting estimate as it requires the use of estimates and judgments related to the amount and timing of expected future cash outflows for benefit payments and cash inflows for maturities and returns on plan assets as well as Company contributions. Changes in estimates, assumptions and actual results could have a material impact on the Company's financial condition and/or results of operations.

Other

The Company also has other key accounting policies, which involve the use of estimates, judgments and assumptions, that are significant to understanding the Company's financial condition and results of operations, including the valuation of deferred tax assets, investment securities and other real estate owned ("OREO"). The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements and in the section below under the caption “FINANCIAL CONDITION” and the subcaptions “Allowance for Loan Losses and Credit Quality”, ”Investment Activities” and “Liability for Pension Benefits”. Although management believes that its estimates, assumptions and judgments are reasonable, they are based upon information presently available and can be impacted by events outside the control of the Company. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

OVERVIEW

Historically, the largest and most variable source of income for the Company is net interest income. The results of operations for the years ended December 31, 2013 and 2012 reflect the impact of changes in rates as well as growth in the volume and change in composition of both interest earning assets and interest bearing liabilities during these periods.

The prime rate remained at 3.25% throughout 2012 and 2013. The discount rate remained at 0.75% and the target federal funds range remained at the 0.00% to 0.25% range throughout both years as well. The continuing low interest rate environment and aggressive rate competition from in-market and out-of-market financial institutions makes deposit accounts increasingly difficult to attract and retain as well as intensifies the competition for loans.

The Company's average assets grew by $12.0 million, or 2.1%, during 2013 to an average of $572.7 million from $560.7 million in 2012. Net interest income increased slightly from $21.7 million in 2012 to $22.0 million in 2013. The net $345 thousand increase was due to the decrease in interest expense of $892 thousand from $3.4 million in 2012 to $2.5 million in 2013 reflecting results of the deleveraging transaction that was executed in December 2012 to payoff advances from the FHLB of Boston of $11.0 million with an average rate of 3.48%. Rates paid on all interest bearing liabilities dropped as well. This decrease in interest expense was partially offset by a decrease in interest income of $547 thousand from $25.0 million in 2012 to $24.5 million in 2013. Yields dropped as adjustable rate loans repriced at lower rates, existing loans were refinanced and new loans, interest bearing deposits in banks and investments were originated or repriced at lower rates. See Yields Earned and Rates Paid and the Rate/ Volume Analysis tables on page 20 through 22, respectively, for further details.

The Company continued to manage growth and interest rate risk during 2013 through the sale of $123.1 million in long-term fixed-rate residential loans and the net participation of an additional $815 thousand in commercial real estate loans. The Company realized $2.3 million in net gains on sales of loans held for sale in 2013 compared to $3.6 million in 2012. The historically low prime rate and low long-term mortgage rates throughout 2013 continued to drive customer refinancings and also contributed to the 6 basis point, or 1.4%, decrease in the net interest margin, to 4.21% for 2013 as compared to 4.27% for 2012.

With the modest improvements in the economy, loan demand remained steady in 2013, with total loan growth of $9.8 million, or 2.2%, over 2012, net of loan sales of $123.1 million in 2013. Commercial real estate loans grew $13.5 million, or 6.8%, residential real estate loans grew $4.5 million, or 2.9%, and municipal loans grew $5.7 million, or 20.0%, while construction real estate loans dropped $5.1 million, or 14.2%, and residential loans held for sale dropped $7.2 million, or 65.1%. The Company's asset quality remained strong compared to the banking industry as a whole, when measured by net charge-offs of 0.07% to average loans not held for sale in 2013, which reflects a slight increase from 0.05% in 2012. Loans in nonaccrual status decreased between years to $1.4 million at December 31, 2013 versus $2.8 million at December 31, 2012. Other nonperforming loans decreased to $263 thousand at December 31, 2013 from $307 thousand at December 31, 2012. The Company's ratio of allowance for loan losses to loans not held for sale was 1.01% at December 31, 2013 compared to 1.05% at December 31, 2012. The decrease in the 2013 loan loss provision to $305 thousand from $660 thousand in 2012 reflects the composition of the loan portfolio, net charge offs, the general economy and management's assessment of credit quality.

Deposits grew $8.4 million, or 1.6%, from $510.0 million at December 31, 2012 to $518.4 million at December 31, 2013. Total average deposits grew $19.9 million, or 4.1%, between years with average nontime deposits growing $21.5 million, or 6.5%, during the same time frame, while average time deposits dropped $1.6 million, or 1.0%. Interest rates paid on deposits have dropped steadily over the last three years but there is little room left to drop them more in the future. The growth in deposits was utilized to support growth in both the investment and loan portfolios.

The Company's total capital increased $4.8 million, or 10.60%, from $45.0 million at December 31, 2012 to $49.8 million at December 31, 2013. The increase in total capital is due to the combined effect of net income of $7.1 million and an increase of $3.1 million in other comprehensive income attributable to the change in the unfunded defined benefit pension liability, offset by $4.5 million in dividends paid in 2013 and a decrease in other comprehensive income of $1.0 million resulting from unrealized losses on investment securities available-for-sale. Capital ratios continue to meet the regulatory guidelines for well capitalized, and increased as of December 31, 2013. The Company's total risk based capital ratio at December 31, 2012 was 12.95% and had increased to 13.28% at December 31, 2013. The regulatory guideline for well capitalized insured depository institutions is 10.00% and the minimum requirement is 8.00%.

The following per share information and key ratios depict several measurements of performance or financial condition for or at the years ended December 31:

	2013	2012	2011
Return on average assets ("ROA")	1.25%	1.22%	1.04%
Return on average equity ("ROE")	15.46%	16.35%	12.47%
Net interest margin (1)	4.21%	4.27%	4.29%
Efficiency ratio (2)	68.04%	71.51%	72.61%
Net interest spread (3)	4.10%	4.14%	4.11%
Total loans to deposits ratio	89.70%	89.25%	90.66%
Net loan charge-offs to average loans not held for sale	0.07%	0.05%	0.08%
Allowance for loan losses to loans not held for sale (4)	1.01%	1.05%	1.00%
Nonperforming assets to total assets (5)	0.39%	0.73%	1.40%
Equity to assets	8.51%	7.80%	7.30%
Total capital to risk weighted assets	13.28%	12.95%	12.17%
Book value per common share	$11.17	$10.11	$9.05
Earnings per common share	$1.60	$1.54	$1.17
Dividends paid per common share	$1.01	$1.00	$1.00
Dividend payout ratio (6)	63.13%	64.94%	85.47%
____________________

(1)	The ratio of tax equivalent net interest income to average earning assets. See page 21 for more information.

(2)
The ratio of noninterest expense ($21.2 million in 2013, $23.0 million in 2012 and $19.8 million in 2011) to tax equivalent net interest income ($22.7 million in 2013, $22.4 million in 2012 and $20.3 million in 2011) and noninterest income ($8.5 million in 2013, $10.5 million in 2012 and $7.1 million in 2011) excluding securities (losses) gains ($(1) thousand in 2013, $673 thousand in 2012 and $183 thousand in 2011).

(3)	The difference between the average rate earned on earning assets and the average rate paid on interest bearing liabilities. See page 21 for more information.

(4)
Calculation includes the net carrying amount of loans recorded at fair value from the 2011 branch acquisition as of December 31, 2013 ($17.0 million), December 31, 2012 ($22.9 million) and December 31, 2011 ($27.9 million). Excluding such loans, the allowance for loan losses to loans not purchased and not held for sale was 1.05% at December 31, 2013, 1.11% at December 31, 2012 and 1.07% at December 31, 2011.

(5)	Nonperforming assets are loans or investment securities that are in nonaccrual or 90 or more days past due as well as other real estate or assets owned.

(6)	Cash dividends declared and paid per common share divided by consolidated net income per share.

RESULTS OF OPERATIONS

The Company's net income for the year ended December 31, 2013, was $7.1 million compared with net income of $6.8 million for the year 2012, an increase of 4.3%. Pressure on the net interest margin continued due to the prevailing low interest rate environment, resulting in a decrease of 6 basis points from 4.27% for 2012 to 4.21% for 2013. Earnings per share increased to $1.60 in 2013 from $1.54 in 2012, reflecting the combined effect of the following income and expense items: Net interest income increased $345 thousand, or 1.6%, with a 2.9% growth in average interest earning assets; the Provision for loan losses decreased $355 thousand, or 53.8%; noninterest income decreased $2.0 million, or 19.2%; noninterest expense decreased $1.8 million, or 7.9% and the Provision for income taxes increased $199 thousand, or 12.0%.

Net Interest Income. The largest component of the Company’s operating income is net interest income, which is the difference between interest and dividend income received from interest earning assets and the interest expense paid on interest bearing liabilities. The Company's level of net interest income can fluctuate over time due to changes in the level and mix of interest earning assets and interest bearing liabilities and from changes in the yields earned and costs of funds. The Company’s net interest income increased slightly $345 thousand, or 1.6%, to $22.0 million for the year ended December 31, 2013, from $21.7 million for the year ended December 31, 2012. This increase was due primarily to the combined effect of the decrease in interest expense of $892 thousand from $3.4 million in 2012 to $2.5 million in 2013 and the decrease in interest income of $547 thousand from $25.0 million in 2012 to $24.5 million in 2013. The decrease in interest expense reflects a combination of lower rates paid on deposit accounts and results from the deleveraging transaction that was executed in December 2012 with the sale of $11.7 million in available-for-sale debt securities, of varying types, with an estimated yield of 3.10% and the payoff of advances from the FHLB of Boston of $11.0 million with an average rate of 3.48%. In addition, both years reflected the historically low 3.25% prime rate. Asset yields dropped as adjustable rate loans repriced at lower rates, existing loans were refinanced and new loans and investments originated at lower rates. However, the effect of this continuing decrease in yields was partially offset by the growth in average interest earning assets to $539.4 million in 2013 from $524.3 million in 2012. The Company’s net interest income increased $1.9 million, or 9.7%, to $21.7 million for the year ended December 31, 2012, from $19.8 million for the year ended December 31, 2011.

On average for the year, 94.2% of assets earned interest in 2013 compared to 93.5% in 2012. The net interest spread decreased to 4.10% for the year ended December 31, 2013, from 4.14% for the year ended December 31, 2012, as rates dropped slightly more on interest earning assets than on interest bearing liabilities. Rates were already near historic lows coming into 2012 and have moved even lower in 2013. The net interest margin for the 2013 period decreased 6 basis points to 4.21% from 4.27% for the 2012 period, reflecting the change in the composition of average interest earning assets and repricing of such assets at lower rates.

Yields Earned and Rates Paid. The following table shows for the periods indicated the total amount of income recorded from average interest earning assets, the related average tax equivalent yields, the interest expense associated with average interest bearing liabilities, the related average rates paid, and the resulting tax equivalent net interest spread and margin. Yield and rate information is average information for the year, and is calculated by dividing the tax equivalent income or expense item for the year by the average balance of the appropriate balance sheet item for that year. Net interest margin is tax equivalent net interest income divided by average earning assets. Nonaccrual loans or investments are included in asset balances for the appropriate periods, but recognition of interest on such loans or investments is discontinued and any remaining accrued interest receivable is reversed in conformity with federal regulations.

The following table presents average balance sheet data and an analysis of net interest income which illustrates interest income earned and interest expense paid for each major component of interest earning assets and interest bearing liabilities:

	Years Ended December 31,
	2013			2012			2011
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$17,920	$32	0.18%	$17,789	$27	0.15%	$18,578	$34	0.18%
Interest bearing deposits in banks	21,371	226	1.06%	21,994	270	1.23%	16,596	309	1.86%
Investment securities (1), (2)	35,690	882	2.85%	37,698	1,037	3.20%	34,625	1,051	3.44%
Loans, net (1), (3)	462,438	23,334	5.16%	444,836	23,684	5.44%	401,625	22,269	5.64%
Nonmarketable equity securities	1,964	7	0.37%	1,942	10	0.50%	1,924	6	0.29%
Total interest earning assets (1)	539,383	24,481	4.66%	524,259	25,028	4.91%	473,348	23,669	5.11%
Cash and due from banks	4,573			4,683			5,683
Premises and equipment	10,465			10,070			8,513
Other assets	18,313			21,725			16,022
Total assets	$572,734			$560,737			$503,566
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$94,213	$85	0.09%	$88,007	$140	0.16%	$74,862	$171	0.23%
Savings/money market accounts	174,680	347	0.20%	167,846	414	0.25%	141,136	554	0.39%
Time deposits	150,497	1,511	1.00%	152,085	1,862	1.22%	144,494	2,100	1.45%
Borrowed funds	17,955	516	2.84%	27,267	935	3.38%	29,621	1,083	3.61%
Total interest bearing liabilities	437,345	2,459	0.56%	435,205	3,351	0.77%	390,113	3,908	1.00%
Noninterest bearing deposits	83,744			75,265			66,389
Other liabilities	5,483			8,400			5,195
Total liabilities	526,572			518,870			461,697
Stockholders' equity	46,162			41,867			41,869
Total liabilities and stockholders’ equity	$572,734			$560,737			$503,566
Net interest income		$22,022			$21,677			$19,761
Net interest spread (1)			4.10%			4.14%			4.11%
Net interest margin (1)			4.21%			4.27%			4.29%
____________________

(1)	Average yields reported on a tax equivalent basis using a marginal tax rate of 34%.

(2)	Average balances of investment securities are calculated on the amortized cost basis and include nonaccrual securities, if applicable.

(3)	Includes loans held for sale as well as nonaccrual loans, unamortized costs and premiums and is net of the allowance for loan losses.

Tax exempt interest income amounted to $1.5 million for both years ended December 31, 2013 and 2012 and $1.2 million for 2011. To improve comparability of results across periods, the following table presents the effect of tax-exempt income on the calculation of net interest income, using a marginal tax rate of 34% for all years:

	Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Net interest income as presented	$22,022	$21,677	$19,761
Effect of tax-exempt interest
Investment securities	135	170	141
Loans	530	512	390
Net interest income, tax equivalent	$22,687	$22,359	$20,292

Rate/Volume Analysis. The following table describes the extent to which changes in average interest rates (on a fully tax equivalent basis) and changes in volume of average interest earning assets and interest bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to:

•	changes in volume (change in volume multiplied by prior rate);

•	changes in rate (change in rate multiplied by prior volume); and

•	total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Year Ended December 31, 2013 Compared to Year Ended December 31, 2012 Increase/(Decrease) Due to Change In			Year Ended December 31, 2012 Compared to Year Ended December 31, 2011 Increase/(Decrease) Due to Change In
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$—	$5	$5	$(1)	$(6)	$(7)
Interest bearing deposits in banks	(8)	(36)	(44)	84	(123)	(39)
Investment securities	(43)	(112)	(155)	89	(103)	(14)
Loans, net	926	(1,276)	(350)	2,316	(901)	1,415
FHLB of Boston stock	—	(3)	(3)	—	4	4
Total interest earning assets	$875	$(1,422)	$(547)	$2,488	$(1,129)	$1,359
Interest bearing liabilities:
Interest bearing checking accounts	$9	$(64)	$(55)	$28	$(59)	$(31)
Savings/money market accounts	17	(84)	(67)	92	(232)	(140)
Time deposits	(19)	(332)	(351)	106	(344)	(238)
Borrowed funds	(285)	(134)	(419)	(81)	(67)	(148)
Total interest bearing liabilities	$(278)	$(614)	$(892)	$145	$(702)	$(557)
Net change in net interest income	$1,153	$(808)	$345	$2,343	$(427)	$1,916

Interest and Dividend Income. The Company’s interest and dividend income decreased $547 thousand, or 2.2%, to $24.5 million for the year ended December 31, 2013, from $25.0 million for the year ended December 31, 2012, mostly driven by the lower rates earned on all interest earning assets except federal funds sold and overnight deposits, as the persistent low interest rate environment resulted in lower yields earned on new earning assets in the year ended December 31, 2013 versus 2012. The negative effect on interest income resulting from the lower rates was partially offset by an increase in average earning assets of $15.1 million, or 2.9%, from $524.3 million for the year ended December 31, 2012 to $539.4 million for the year ended December 31, 2013. The Company’s interest and dividend income increased $1.4 million, or 5.7%, to $25.0 million for the year ended December

31, 2012, from $23.7 million for the year ended December 31, 2011. Average loans approximated $462.4 million at an average yield of 5.16% for the year ended December 31, 2013, up $17.6 million, or 4.0% from an average volume of $444.8 million at an average yield of 5.44% for the year ended December 31, 2012. Despite the increase in average loan volume between years, the lower yields earned resulted in a decrease in interest income on loans of $350 thousand, or 1.5%, to $23.3 million for the year ended December 31, 2013 versus $23.7 million for 2012. The positive impact of the increase in average total loan volume was more than offset by a 28 basis point decrease in average yield. Interest income on loans increased $1.4 million, or 6.4%, to $23.7 million for the year ended December 31, 2012 compared to $22.3 million for 2011.

The average balance of investments decreased $2.0 million, or 5.3%, from $37.7 million for the year ended December 31, 2012, to $35.7 million for the year ended December 31, 2013, with a 35 basis point decrease in the yield on the investment portfolio from 3.20% for 2012 to 2.85% for 2013. The average balance of FDIC insured interest bearing deposits in banks decreased $623 thousand, or 2.8%, to $21.4 million for the year ended December 31, 2013 from $22.0 million for the year ended December 31, 2012, with a 17 basis point decrease in the average yield from 1.23% for 2012 to 1.06% for 2013, reflecting the maturity during 2013 of interest bearing deposits with higher rates and original terms of two to five years that are unable to be reinvested at these same rates due to the continued low interest rate environment during the last year. The average balance of federal funds sold and overnight deposits increased $131 thousand, or 0.7%, from $17.8 million for the year ended December 31, 2012 to $17.9 million for the year ended December 31, 2013, with a slight increase in the average yield from 0.15% for 2012 to 0.18% for 2013, as the Federal Funds target rate set by the FOMC stayed between 0.00% and 0.25% throughout 2012 and 2013. Interest income from nonloan instruments decreased $197 thousand, or 14.7%, between years, with $1.1 million in income for 2013 and $1.3 million for 2012, reflecting the overall decrease in average yields on interest bearing deposits and investment securities. The average volume of nonloan interest bearing asset categories decreased from $79.4 million for the year ended December 31, 2012 to $76.9 million for the year ended December 31, 2013 contributing to the drop in interest income. Interest income from nonloan instruments decreased $56 thousand, or 4.0%, to $1.3 million for the year ended December 31, 2012 compared to $1.4 million for 2011.

Interest Expense. The Company’s interest expense decreased $892 thousand, or 26.6%, to $2.5 million for the year ended December 31, 2013, from $3.4 million for the year ended December 31, 2012, despite a volume increase of $2.1 million in average volume of interest bearing liabilities between years. The decrease was attributable to lower rates paid on all interest bearing liabilities reflecting the persistent low interest rate environment, an increase in lower cost deposit products and the early payoff of higher rate FHLB of Boston advances at the end of 2012. The Company’s interest expense decreased $557 thousand, or 14.3%, to $3.4 million for the year ended December 31, 2012, from $3.9 million for the year ended December 31, 2011.

Interest expense on deposits decreased $473 thousand, or 19.6%, from $2.4 million for the year ended December 31, 2012 to $1.9 million for the year ended December 31, 2013, despite an increase in the average volume of interest bearing deposits between years. Interest rates dropped significantly during the last two years as it became apparent that the low interest rate environment was not going to be of a short duration. Average interest bearing deposits increased $11.5 million, or 2.8%, from $407.9 million for the year ended December 31, 2012 to $419.4 million for the year ended December 31, 2013. This increase reflects the overall growth in the franchise as well as the continued uncertainty surrounding the financial markets as customers retain cash in lieu of other less liquid investments. Average time deposits decreased $1.6 million, or 1.0%, to $150.5 million for 2013 from $152.1 million for 2012. Average interest bearing checking accounts increased $6.2 million, or 7.1%, from $88.0 million for the year ended December 31, 2012 to $94.2 million for the year ended December 31, 2013. The average balances of savings and money market accounts increased $6.8 million, or 4.1%, from $167.8 million for the year ended December 31, 2012 to $174.7 million for the year ended December 31, 2013. The average rate paid on interest bearing deposits decreased 13 basis points from 0.59% in 2012 to 0.46% in 2013.

Interest expense on borrowed funds decreased $419 thousand, or 44.8%, to $516 thousand for the year ended December 31, 2013, from $935 thousand for the year ended December 31, 2012. The deleveraging transaction that occurred in December 2012, in which the Company prepaid seven amortizing and bullet advances and the May and December 2013 prepayment of three amortizing advances, partially offset by a three year bullet advance taken during the third quarter of 2013, account for most of the decrease in average borrowed funds of $9.3 million, or 34.2%, from $27.3 million for 2012, to $18.0 million for 2013, with average borrowings from the FHLB of Boston decreasing $9.0 million, or 40.0% from $22.5 million for 2012 to $13.5 million for 2013. In addition, average customer overnight collateralized repurchase sweeps decreased $697 thousand, partially offset by an increase of $379 thousand in the average of other interest bearing liabilities. The average rate paid on borrowed funds decreased from 3.38% for the year ended December 31, 2012 to 2.84% for the year ended December 31, 2013, reflecting the effect of the paydowns of higher rate FHLB of Boston advances.

Provision for Loan Losses. The provision for loan losses decreased from $660 thousand in 2012 to $305 thousand in 2013. During 2013, nonperforming loans decreased by $1.4 million and loans rated substandard, net of government guarantees, that represent a higher degree of risk of loss decreased by $1.9 million. As a result of the qualitative factor reviews during the year ended December 31, 2013, no changes were made to the qualitative factors assigned to any segment of the loan portfolio. Despite the growth in the loan portfolio during 2013, the lower provision in 2013 was deemed appropriate by management in light of the decrease in nonperforming loans, the decrease in substandard loans, the change in the mix of the portfolio and the outlook for future economic conditions. Refer to Asset Quality and Allowance for Loan Losses sections below for a more in depth discussion.

Noninterest Income. Noninterest income before gains and losses on investment securities available-for-sale was $8.5 million, or 25.8%, of total income for the year ended December 31, 2013, compared to $9.9 million, or 28.2%, for the year ended December 31, 2012. The following table sets forth the components of noninterest income and changes from 2012 to 2013:

	For The Years Ended December 31,
	2013	2012	$ Variance	% Variance
	(Dollars in thousands)
Trust income	$644	$615	$29	4.7
Service fees	5,059	4,877	182	3.7
Net gains on sales of loans held for sale	2,305	3,614	(1,309)	(36.2)
Income from life insurance	128	397	(269)	(67.8)
Other income	366	349	17	4.9
Subtotal	8,502	9,852	(1,350)	(13.7)
Net (losses) gains on sales of investment securities available-for-sale	(1)	673	(674)	(100.1)
Total noninterest income	$8,501	$10,525	$(2,024)	(19.2)

The significant changes in noninterest income for the year ended December 31, 2013 compared to the year ended December 31, 2012 are described below:

•
Service fees. The $182 thousand increase in service fees for 2013 compared to 2012 was primarily due to an increase of $117 thousand, or 6.1%, in debit card and ATM fees resulting from the growth in the volume of electronic transactions and an increase in loan servicing fees of $151 thousand, or 26.11%, due to the increased volume of residential mortgage loans serviced. These increases were partially offset by a decrease of $101 thousand, or 8.9%, in overdraft fee income on deposit accounts.

•
Net gains on sales of loans held for sale. Residential loans totaling $123.1 million were sold during 2013, versus residential loan sales of $125.7 million during 2012. The volume of residential loans sold dropped $2.6 million, or 2.03%, between periods, with net gains on sold loans decreasing $1.3 million, or 36.2%, reflecting the decline in margins on sales of loans during 2013 along with the decrease in volumes sold.

•	Income from life insurance. The $269 thousand decrease between 2013 and 2012 primarily represents the one-time death benefit receivable recorded in 2012 of $249 thousand.

•
Net gains on sales of investment securities available-for-sale. Available-for-sale debt securities of $1.0 million were sold in 2013 at a loss of $1 thousand. This compares to available-for-sale debt securities of $13.0 million sold in 2012 at a net gain of $673 thousand, including sales of $11.7 million as part of the deleveraging transaction that occurred during December 2012 in which higher cost FHLB of Boston borrowings of $11.0 million were prepaid.

Noninterest Expense. Noninterest expense decreased $1.8 million, or 7.9%, for the year ended December 31, 2013, compared to the year ended December 31, 2012. The following table sets forth the components of noninterest expense and changes from 2012 to 2013:

	For The Years Ended December 31,
	2013	2012	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$8,964	$8,953	$11	0.1
Pension and employee benefits	2,777	3,908	(1,131)	(28.9)
Occupancy expense, net	1,156	1,156	—	—
Equipment expense	1,597	1,490	107	7.2
ATM and debit card expense	795	730	65	8.9
Communications	339	323	16	5.0
Advertising and public relations	364	341	23	6.7
Vermont franchise tax	489	459	30	6.5
FDIC insurance assessment	306	351	(45)	(12.8)
Prepayment penalties on borrowings	169	890	(721)	(81.0)
Equity in losses of limited partnerships	690	660	30	4.5
Professional fees	512	424	88	20.8
Supplies and printing	351	395	(44)	(11.1)
Expenses of OREO, net	274	489	(215)	(44.0)
Director and advisory board fees	319	275	44	16.0
Postage and shipping	285	293	(8)	(2.7)
Amortization of core deposit intangible	171	171	—	—
Other expenses	1,663	1,727	(64)	(3.7)
Total noninterest expense	$21,221	$23,035	$(1,814)	(7.9)

The significant changes in noninterest expense for the year ended December 31, 2013 compared to the year ended December 31, 2012 are described below:

•
Pension and employee benefits. The $1.1 million decrease relates to a reduction in expense for the defined benefit pension plan of $1.3 million, or 109.9%, due to the October 5, 2012 plan freeze which stopped the accrual of additional benefits and closed the plan to new participants. In addition, the cost of the Company's medical plan decreased $74 thousand, or 5.5%, from a decrease in premium levels with a change in insurance providers in 2013. These decreases were partially offset by an increase of $286 thousand, or 66.0%, in the 401K employer contribution expense related to Safe Harbor contributions that became effective January 1, 2013 with the amendment of the 401K plan.

•
Equipment expense. The increase between years is due to an increase of $98 thousand, or 11.9%, in software licenses and maintenance contracts expense related to the renewal of license and maintenance coverage where the first year's fees were included in the purchase cost of the related equipment.

•	ATM and debit card expense. The increase between 2012 and 2013 reflects higher utilization of both services and growth in the deposit base.

•
FDIC insurance assessment. The decrease in expense was due to a reduced assessment rate during 2013, even with an increase in the assessment base in comparison to 2012. The improved loan quality ratios throughout 2013 were key contributors to the reduction in the assessment rate, which takes into account asset risk weights.

•
Prepayment penalties on borrowings. The 2013 results reflect penalties on the prepayment of $1.4 million in FHLB of Boston advances in 2013 compared to penalties on the prepayment of $11.3 million of advances primarily in connection with the deleveraging transaction in December 2012. This resulted in the decrease in prepayment penalties between years of $721 thousand.

•
Expenses of OREO, net. Expenses for 2013 included $178 thousand in the write-down of value of eight OREO properties to their fair market value less estimated costs to sell, while the expenses for 2012 included write-downs of $380 thousand, of which $202 thousand was related to one commercial real estate property.

Provision for Income Taxes. The Company has provided for current and deferred federal income taxes for the current and all prior periods presented. The Company's net provision for income taxes increased to $1.9 million for 2013 from $1.7 million for 2012. The Company’s effective tax rate for 2013 was 20.7% compared to 19.5% for 2012. Federal income taxes and the effective tax rate increased due to the increase in taxable income. However, the effect of that increase was partially mitigated by an increase in tax credits recorded from investments in affordable housing projects to $631 thousand for 2013 versus $597 thousand for 2012. With the filing of our 2012 income tax return $44 thousand of low income housing tax credits were recorded as the result of a carryover of a prior period.

FINANCIAL CONDITION

At December 31, 2013, the Company had total consolidated assets of $585.4 million, including gross loans and loans held for sale (“total loans”) of $465.0 million, deposits of $518.4 million and stockholders' equity of $49.8 million. The Company’s total assets increased $8.2 million, or 1.4%, to $585.4 million at December 31, 2013, from $577.3 million at December 31, 2012.

Total net loans and loans held for sale increased a total of $9.8 million, or 2.2%, to $460.5 million, or 78.7% of total assets, at December 31, 2013, compared to $450.6 million, or 78.1% of total assets, at December 31, 2012. The increase in 2013 resulted mainly from growth of $13.5 million in commercial real estate loans, $4.5 million in residential real estate loans, and $5.7 million in municipal loans. These increases were partially offset by decreases of $5.1 million in construction real estate loans, and $7.2 million in residential loans held for sale. Residential mortgage loan demand was strong during the year but growth of the loan portfolio was moderated significantly by management's decision to continue to sell qualified lower fixed rate residential loans into the secondary market during 2013 to mitigate future interest rate risk and to participate out some commercial real estate loans to mitigate the level of credit and interest rate risk.

Federal funds sold and overnight deposits decreased $16.0 million to $25.5 million at December 31, 2013 from $41.5 million at December 31, 2012. Interest bearing deposits in banks decreased $4.3 million, or 19.7%, from $21.9 million at December 31, 2012 to $17.6 million at December 31, 2013. Investment securities available-for-sale increased $13.7 million, or 66.2%, from $20.6 million at December 31, 2012 to $34.3 million at December 31, 2013, with investment securities held-to-maturity increasing $5.7 million from $5.5 million at December 31, 2012 to $11.2 million at December 31, 2013.

Deposits increased $8.4 million, or 1.6%, to $518.4 million at December 31, 2013, from $510.0 million at December 31, 2012. Noninterest bearing deposits increased $3.5 million, or 4.2%, from $83.7 million at December 31, 2012 to $87.2 million at December 31, 2013. Interest bearing deposits decreased $3.9 million, or 1.4%, from $273.5 million at December 31, 2012 to $269.6 million at December 31, 2013. Time deposits increased $8.7 million, or 5.7%, from $152.8 million at December 31, 2012, to $161.5 million at December 31, 2013. (See average balances and rates in the Yields Earned and Rates Paid table on page 21.)

Total borrowed funds decreased $2.5 million, or 16.1%, from $15.7 million at December 31, 2012 to $13.2 million at December 31, 2013. The decrease is primarily due to a reduction in customer overnight collateralized repurchase sweeps of $2.6 million, or 65.2%, from $4.0 million at December 31, 2012 to $1.4 million at December 31, 2013.

Stockholders’ equity increased $4.8 million, or 10.6%, from $45.0 million at December 31, 2012 to $49.8 million at December 31, 2013. Refer to Capital Resources section below for a more in depth discussion.

Loan Portfolio. The Company's loan portfolio (including loans held for sale) primarily consists of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. As of December 31, 2013, the gross loan portfolio totaled $465.0 million, or 79.4% of assets, compared to $455.2 million, or 78.8% of assets, as of December 31, 2012. Total loans increased $9.8 million, or 2.2%, since December 31, 2012, despite the sale of $123.1 million of residential loans held for sale during 2013, which resulted in a gain on sale of loans of $2.3 million, and the net participation of an additional $815 thousand of commercial real estate loans. Sales of residential and commercial real estate loans in 2012 totaled $126.3 million with a gain of $3.6 million. Management expects to continue to manage interest rate risk, credit exposure or liquidity needs in the future by determining whether to sell and/or participate loans or to maintain them in portfolio. This management strategy is consistent with the strategies utilized in 2013 and 2012. Although competition for good loans is strong, especially in the commercial sector, the Company has been able to originate loans to both current and new customers while maintaining credit quality.

The composition of the Company's loan portfolio at year-end for each of the last five years was as follows:

	2013		2012		2011		2010		2009
	$	%	$	%	$	%	$	%	$	%
	(Dollars in thousands)
Residential real estate	159,441	34.3	154,938	34.0	147,426	34.4	132,533	34.7	123,915	34.6
Construction real estate	30,898	6.7	36,018	7.9	28,077	6.5	18,578	4.9	19,391	5.4
Commercial real estate	210,718	45.3	197,240	43.3	200,120	46.6	177,794	46.5	166,725	46.6
Commercial	20,569	4.4	21,463	4.7	23,018	5.4	20,604	5.4	15,597	4.4
Consumer	5,396	1.2	6,065	1.3	6,134	1.4	6,046	1.6	6,967	1.9
Municipal	34,091	7.3	28,421	6.3	19,544	4.6	20,717	5.4	16,232	4.5
Loans held for sale	3,840	0.8	11,014	2.5	4,888	1.1	5,611	1.5	9,262	2.6
Total loans	464,953	100.0	455,159	100.0	429,207	100.0	381,883	100.0	358,089	100.0

For residential loans, the Company generally does not lend more than 80% of the appraised value of the home without a government guaranty or the borrower purchasing private mortgage insurance. Although the Company lends up to 80% of the collateral value on commercial real estate loans to strong borrowers, the majority of commercial real estate loans do not exceed 75% of the appraised collateral value. Rarely, the loan to value may go up to 90% on loans with government guarantees or other mitigating circumstances. The Vermont and northwestern New Hampshire real estate market experienced declines in home prices as a result of the stagnant economy in recent years but to a lesser extent than in many areas of the country. Sales of homes in Vermont and northwestern New Hampshire slowed considerably from 2007 through 2011 but signs of improvement were seen during both 2012 and 2013 in the majority of our local markets. Real estate secured loans represent $404.9 million, or 87.1%, of total loans at December 31, 2013 compared to $399.2 million, or 87.7%, of total loans at December 31, 2012.

The Company does not make loans that are interest only, have teaser rates or that result in negative amortization of the principal, except for construction, lines of credit and other short-term loans for either commercial or consumer purposes where the credit risk is evaluated on a borrower-by-borrower basis. The Company evaluates the borrower's ability to pay on variable-rate loans over a variety of interest rate scenarios, not only the rate at origination.

The Company originates and sells residential mortgages into the secondary market, with most of the sales made to Freddie Mac with additional sales to the FHLB of Boston Mortgage Partnership Finance Program ("MPF"), the Vermont Housing Finance Agency ("VHFA") or the New Hampshire Housing Finance Agency ("NHHFA"). As of December 31, 2013, the Company had sold $20.8 million in loans through the MPF program and had a contract for delivery of up to an additional $14.2 million of future loan sales. These loans are classified as held for sale at the time of origination or when a decision is made to sell the loans. The Company generally retains the servicing rights on sold residential mortgage loans. The Company originates and sells Federal Housing Administration ("FHA"), Veterans Administration ("VA"), and Rural Development ("RD") residential mortgage loans, and in April 2012, Union received an Unconditional Direct Endorsement Approval from the Department of Housing and Urban Development ("HUD") which allows us to approve FHA loans originated in any of our Vermont or New Hampshire locations without needing prior HUD approval. Some of the government backed loans qualify for zero down payments without geographic or income restrictions. The Company sells VA and FHA loans as originated with servicing released. These loan products increase the Company's ability to serve the borrowing needs of residents in the communities we serve, including low and moderate income borrowers, while the government guaranty mitigates our exposure to credit risk. Loans held for sale are accounted for at the lower of cost or fair value and are reviewed by management at least quarterly based on current market pricing.

The Company serviced a residential real estate mortgage portfolio of $455.1 million and $399.5 million at December 31, 2013 and 2012, respectively. Of that portfolio, $291.8 million at December 31, 2013 and $233.6 million at December 31, 2012 was serviced for unaffiliated third parties. Additionally, the Company originates commercial real estate and commercial loans under various Small Business Administration ("SBA"), U.S. Department of Agriculture Rural Development Authority ("USDA") and Vermont Economic Development Authority ("VEDA") programs that provide an agency guarantee for a portion of the loan amount. There was $5.3 million guaranteed under these various programs at December 31, 2013 on an aggregate balance of $6.6 million in subject loans. The Company occasionally sells the guaranteed portion of a loan to other financial concerns and retains servicing rights, which generates fee income. There were no commercial real estate loans sold during 2013. The Company recognizes gains and losses on the sale of the principal portion of these loans as they occur.

The Company serviced $27.7 million and $26.9 million of commercial and commercial real estate loans for unaffiliated third parties as of December 31, 2013 and 2012, respectively. This includes $23.9 million and $23.1 million of commercial or commercial real estate loans the Company has participated out to other financial institutions at December 31, 2013 and 2012, respectively. These loans were participated in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.

The Company capitalizes servicing rights for all loans sold with servicing retained and recognizes gains and losses on the sale of the principal portion of these loans as they occur. The unamortized balance of servicing rights on loans sold with servicing retained was $1.3 million as of December 31, 2013 and $1.1 million as of December 31, 2012, with an estimated market value in excess of their carrying value at both year ends. Management periodically evaluates and measures the servicing assets for impairment.

The majority of the Company's loan portfolio is secured by real estate located throughout the Company's primary market area of northern Vermont and northwestern New Hampshire. Although the Company's loan portfolio consists of different segments, there is a portion of the loan portfolio centered in tourism related loans. The local tourism industry had been adversely affected by the weakened economy but the outlook improved somewhat with with good snowfall and skiing throughout the winter of 2013 and an excellent summer and fall foliage season. The Company has implemented risk management strategies to mitigate exposure in this industry through utilizing government guaranty programs as well as participations with other financial institutions as discussed above. Additionally, the loan portfolio contains many loans to seasoned and well established businesses and/or well secured loans which further reduce the Company's risk. Management closely follows the local and national economies and their impact on the local businesses, especially on the tourism industry, as part of the Company's risk management program.

The following table breaks down by classification the contractual maturities of the gross loans held in portfolio and for sale as of December 31, 2013:

	Within 1 Year	2-5 Years	Over 5 Years
	(Dollars in thousands)
Residential real estate
Fixed-rate	$42	$2,673	$83,320
Variable-rate	1,886	2,622	72,738
Construction real estate
Fixed-rate	16,253	585	1,064
Variable-rate	2,357	581	10,058
Commercial real estate
Fixed-rate	96	5,988	20,777
Variable-rate	26,658	4,928	152,271
Commercial
Fixed-rate	2,310	2,111	5,725
Variable-rate	4,479	3,667	2,277
Municipal
Fixed-rate	28,679	1,519	3,893
Variable-rate	—	—	—
Consumer & Other
Fixed-rate	2,433	2,449	342
Variable-rate	61	56	55
Total	$85,254	$27,179	$352,520

Asset Quality. The Company, like all financial institutions, is exposed to certain credit risks, including those related to the value of the collateral that secures its loans and the ability of borrowers to repay their loans. Consistent application of the Company’s conservative loan policies has helped to mitigate this risk and has been prudent for both the Company and its customers. Renewed market volatility, high unemployment rates or weakness in the general economic condition of the country or our market area, may have a negative effect on our customers’ ability to make their loan payments on a timely basis and/or on underlying collateral values. Management closely monitors the Company’s loan and investment portfolios, OREO and Other Assets Owned ("OAO") for potential problems and reports to the Company’s and the subsidiary’s Boards of Directors at regularly scheduled meetings. Repossessed assets and loans or investments that are 90 days or more past due are considered to be nonperforming assets. Board approved policies set forth portfolio diversification levels to mitigate concentration risk and the Company participates large credits out to other financial institutions to further mitigate that risk.

The Company's Board of Directors has set forth well-defined lending policies (which are periodically reviewed and revised as appropriate) that include conservative individual lending limits for officers, aggregate and advisory board approval levels, Board approval for large credit relationships, a quality control program, a loan review program and other limits or standards deemed necessary and prudent. The Company's loan review program encompasses a review process for loan documentation and underwriting for select loans as well as a monitoring process for credit extensions to assess the credit quality and degree of risk in the loan portfolio. Management performs, and shares with the Board of Directors, periodic concentration analyses based on various factors such as industries, collateral types, location, large credit sizes and officer portfolio loads. The Company has established underwriting guidelines to be followed by its officers; material exceptions are required to be approved by a senior loan officer or the Board of Directors. The Company monitors its delinquency levels for any adverse trends. There can be no assurance, however, that the Company's loan portfolio will not become subject to increasing pressures from deteriorating borrower financial strength or declining collateral values due to general or local economic conditions.

Restructured loans include the Company's troubled debt restructurings that involved one or more of the following; forgiving a portion of interest or principal, refinancing at a rate materially less than the market rate, rescheduling loan payments, or granting other concessions to a borrower due to financial or economic reasons related to the debtor's financial difficulties that the Company would not ordinarily grant. Restructured loans do not include qualifying restructured loans that have complied with the terms of their restructure agreement for a satisfactory period of time. When evaluating the loan loss reserve, management makes a specific allocation for restructured loans as they are considered impaired.

The following chart details the composition of the Company's nonperforming assets as of December 31:

	2013	2012	2011	2010	2009
	(Dollars in thousands)
Nonaccrual loans	$1,434	$2,839	$4,308	$2,792	$3,738
Loans past due 90 days or more and still accruing interest	263	307	1,897	806	538
Total nonperforming loans	1,697	3,146	6,205	3,598	4,276
OREO	559	1,052	1,476	1,609	886
OAO	—	—	40	—	—
Total nonperforming assets	$2,256	$4,198	$7,721	$5,207	$5,162

Guarantees of U.S. or state government agencies on the above nonperforming loans	$19	$—	$730	$129	$243
Troubled debt restructured loans	1,240	2,850	2,195	2,017	2,176

There was one loan in process of foreclosure at December 31, 2013 included in nonperforming loans. The aggregate interest on nonaccrual loans not recognized for the years ended December 31, 2013, 2012 and 2011 was $1.1 million, $1.0 million and $903 thousand, respectively.

The following table reviews certain asset quality ratios monitored by Company's management at December 31:

	2013	2012	2011	2010	2009
Allowance for loan losses to loans not held for sale (1)	1.01%	1.05%	1.00%	1.00%	1.00%
Allowance for loan losses to nonperforming loans	273.84%	148.03%	68.11%	104.36%	81.69%
Nonperforming loans to total loans	0.36%	0.69%	1.45%	0.94%	1.19%
Nonperforming assets to total assets	0.39%	0.73%	1.40%	1.15%	1.15%
Delinquent loans (30 days to nonaccruing) to total loans	2.15%	2.56%	3.86%	3.43%	3.26%
Net charge-offs to average loans not held for sale	0.07%	0.05%	0.08%	0.07%	0.13%
Loan loss provision to net charge-offs	96.90%	287.66%	254.93%	201.42%	86.39%
____________________

(1)
Calculation includes the net carrying amount of loans recorded at fair value from the 2011 branch acquisition as of December 31, 2013 ($17.0 million), December 31, 2012 ($22.9 million) and December 31, 2011 ($27.9 million). Excluding such loans, the allowance for loan losses to loans not purchased and not held for sale was 1.05% at December 31, 2013, 1.11% at December 31, 2012 and 1.07% at December 31, 2011.

Nonperforming loans at December 31, 2013 decreased in terms of dollars by $1.4 million, or 46.1%, and as a percentage of assets from December 31, 2012, with the allowance for loan losses as a percentage of nonperforming loans increasing significantly from 148.03% to 273.84%. The nonperforming and delinquency ratios have also dropped in comparison to December 31, 2012 and management considers the ratios to be at favorable levels. The Company's success at keeping the ratios at favorable levels in these challenging economic conditions is the result of continued focus on maintaining strict underwriting standards, as well as our practice, as a community bank, of actively working with troubled borrowers to resolve the borrower's delinquency, while maintaining the safe and sound credit practices of the Bank and safeguarding our strong capital position.

At December 31, 2013, the Company had loans rated substandard that were on a performing status totaling $4.0 million, representing 16 customer relationships, compared to $6.2 million at December 31, 2012, representing 19 customer relationships. In management's view, such loans represent a higher degree of risk of becoming nonperforming loans in the future. While still on a performing status, in accordance with the Company's credit policy, loans are internally classified when a review indicates the existence of any of the following conditions, making the likelihood of collection questionable:

•	the financial condition of the borrower is unsatisfactory;

•	repayment terms have not been met;

•	the borrower has sustained losses that are sizable, either in absolute terms or relative to net worth;

•	confidence in the borrower's ability to repay is diminished;

•	loan covenants have been violated;

•	collateral is inadequate; or

•	other unfavorable factors are present.

The Company actively works with customers who may be delinquent or who may have financial difficulties. One of the benefits of being a community financial institution is our employees' and Boards' knowledge of the community and borrowers, which allows us to be proactive in working closely with our loan customers. The Company's delinquency rates have historically run higher than similar institutions nationally, while losses have been lower. Although management believes that the Company's nonperforming and internally classified loans are generally well-secured and that probable credit losses inherent in the loan portfolio are provided for in the Company's allowance for loan losses, there can be no assurance that future deterioration in economic conditions and/or collateral values, or changes in other relevant factors will not result in future credit losses.

Except for those nonperforming loans discussed above, the Company's management is not aware of any loans as of December 31, 2013, for which known financial problems of the borrower would cause serious doubts as to the borrower's ability to materially comply with the present loan repayment terms, nor are there any known events that would result in any other loans being designated as nonperforming as of December 31, 2013. The Company’s management is focused on the impact that the prolonged weakened economy may have on its borrowers and closely monitors industry and geographic concentrations for evidence of financial problems. In the fourth quarter of 2007, residential and commercial real estate values started declining nationally with some other areas of the country experiencing significant weakening. The region's real estate market has also experienced declines in prices as a result of the stagnant economy but to a lesser extent than in many areas of the country. The residential and commercial real estate values in Vermont and northwestern New Hampshire decreased considerably during the recession that began in 2008. Real estate values have stabilized over the past couple of years in the majority of our markets as well as many parts of the country, particularly in the west, and appreciation has started to be seen in some markets during 2013. The real estate market decline significantly contributed to the downturn in the general economy, and unemployment rates and business failures rose nationwide. Locally these indicators have improved but conditions can cause borrowers who are current in their payments to experience deterioration in the value of their collateral and increase the potential of default if their income levels decline. Management continues to monitor the national, regional and local economic environment and its impact on unemployment, business failures and real estate values in the Company’s market area. The unemployment rate has started to stabilize in Vermont and was at a 4.2% level at December 31, 2013 compared to 5.1% at December 31, 2012. New Hampshire was at 5.1% at December 31, 2013 compared to 5.7% at December 31, 2012, with the nationwide rate at 6.7% and 7.8% for the comparable periods.

Vermont and New Hampshire continue to have lower residential foreclosure rates than the average in the United States. On occasion, the Company acquires residential or commercial real estate properties through or in lieu of loan foreclosure. These properties are held for sale and are initially recorded as OREO at fair value less estimated selling costs at the date of the Company’s acquisition of the property, with fair value based on an appraisal for more significant properties and on a broker’s price opinion for minor properties. Holding costs and declines in fair value on properties acquired are expensed as incurred. The Company had five residential real estate properties classified as OREO at December 31, 2013 valued at $559 thousand, and 12 residential, land development or commercial real estate properties valued at $1.1 million so classified on December 31, 2012. Further softening in the local real estate market would make the potential to recover all principal and related costs for OREO properties uncertain.

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

The allowance for loan losses is evaluated quarterly using a consistent, systematic methodology, which analyzes the risk inherent in the loan portfolio. In addition to evaluating the collectability of specific loans when determining the appropriate level of the allowance, management also takes into consideration other qualitative factors such as changes in the mix and size of the loan portfolio, credit concentrations, historic loss experience, the amount of delinquencies and loans adversely classified, industry trends, and the impact of the local and regional economy on the Company's borrowers as well as the estimated value of any underlying collateral. The appropriate level of the allowance for loan losses is assessed by an allocation process whereby specific loss allocations are made against impaired loans and general loss allocations are made against segments of the loan portfolio that have similar attributes. Although the allowance for loan losses is assessed by allocating reserves by loan category, the total allowance for possible loan losses is available to absorb losses that may occur within any loan category.

The allowance is increased by a provision for loan losses charged to earnings, and reduced by charge-offs, net of recoveries. The provision for loan losses represents management's estimate of the current period credit cost associated with maintaining an appropriate allowance for loan losses. Based on an evaluation of the loan portfolio and other relevant qualitative factors, management presents a quarterly analysis of the appropriate level of the allowance to the Board of Directors, indicating any changes in the allowance since the last review and any recommendations as to adjustments in the allowance and the level of future provisions.

Credit quality of the commercial portfolio is quantified by a credit rating system designed to parallel regulatory criteria and categories of loan risk and has historically been well received by the various regulatory authorities. Individual loan officers monitor their loans to ensure appropriate rating assignments are made on a timely basis. Risk ratings and quality of commercial and retail credit portfolios are also assessed on a regular basis by an independent loan review function.

The level of allowance allocable to each loan portfolio category with similar risk characteristics is determined based on historical charge-offs, adjusted for qualitative risk factors. A quarterly analysis of various qualitative factors, including portfolio characteristics, national and local economic trends, overall market conditions, and levels of, and trends in, delinquencies and nonperforming loans, helps to ensure that areas with the potential risk for loss are considered in management's allowance estimate. In addition, loans are also evaluated for specific impairment and may be classified as impaired when management believes it is probable that the Company will not collect all the contractual interest and principal payments as scheduled in the loan agreement. Commercial loans with balances greater than $500 thousand was established by management as the threshold for individual impairment evaluation with a specific reserve allocated when warranted. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer, real estate or small balance commercial loans for impairment evaluation, unless such loans are subject to a restructuring agreement or have been identified as impaired as part of a larger customer relationship. A specific reserve amount is allocated to the allowance for individual loans that have been classified as impaired on the basis of the fair value of the collateral for collateral dependent loans, an observable market price, or the present value of anticipated future cash flows.

The composition of the Company’s loan portfolio remained relatively unchanged from December 31, 2012, and there was no material change in the Company’s lending programs or terms during the year.

The following table reflects activity in the allowance for loan losses for the years ended December 31:

	2013	2012	2011	2010	2009
	(Dollars in thousands)
Balance at the beginning of year	$4,657	$4,226	$3,755	$3,493	$3,556
Charge-offs
Real estate	362	247	314	268	379
Commercial	24	—	1	27	101
Consumer and other	16	25	33	20	43
Total charge-offs	402	272	348	315	523
Recoveries
Real estate	60	20	3	7	10
Commercial	6	6	14	21	15
Consumer and other	21	17	27	29	35
Total recoveries	87	43	44	57	60

Net charge-offs	(315)	(229)	(304)	(258)	(463)
Provision for loan losses	305	660	775	520	400

Balance at end of year	$4,647	$4,657	$4,226	$3,755	$3,493
Provision charged to income as a percent of average loans	0.07%	0.15%	0.19%	0.15%	0.11%

The following table shows (net of loans held for sale) the internal breakdown by risk component of the Company's allowance for loan losses and the percentage of loans in each category to total loans in the respective portfolios at December 31:

	2013		2012		2011		2010		2009
	$	%	$	%	$	%	$	%	$	%
	(Dollars in thousands)
Real Estate:
Residential	1,251	34.6	1,291	34.9	1,250	34.7	1,033	35.2	976	35.5
Construction	390	6.7	456	8.1	367	6.6	240	4.9	240	5.6
Commercial	2,644	45.7	2,532	44.4	2,278	47.2	2,117	47.3	1,959	47.8
Other Loans:
Commercial	163	4.4	159	4.8	232	5.5	250	5.5	235	4.5
Consumer	23	1.2	39	1.4	60	1.4	84	1.6	86	2.0
Municipal	35	7.4	30	6.4	21	4.6	21	5.5	16	4.6
Unallocated	141	—	150	—	18	—	10	—	(19)	—
Total	4,647	100.0	4,657	100.0	4,226	100.0	3,755	100.0	3,493	100.0

There were no changes to the reserve factors assigned to any of the loan portfolios based on the qualitative factor reviews performed during 2013. Management of the Company believes, in its best estimate, that the allowance for loan losses at December 31, 2013 is appropriate to cover probable credit losses inherent in the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the allowance at December 31, 2013. In addition, our banking regulators, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. A large adjustment to the allowance for loan losses in future periods may require increased provisions to replenish the allowance, which could negatively affect earnings.

While the Company recognizes that the economic environment as well as financial and credit market turmoil may adversely impact its borrowers' financial performance and ultimately their ability to repay their loans, management continues to be cautiously optimistic about the collectability of the Company's loan portfolio.

Investment Activities. The investment portfolio is used to generate interest and dividend income, manage liquidity and mitigate interest rate sensitivity. At December 31, 2013, the fair value of investment securities available-for-sale was $34.3 million, or 5.9% of assets, compared to $20.6 million, or 3.6% of assets at December 31, 2012. At December 31, 2013, there were $11.2 million of investment securities classified as held-to-maturity, compared to $5.5 million at December 31, 2012. The Company had no investments classified as trading. Investment securities classified as available-for-sale are marked-to-market, with any unrealized gain or loss after estimated taxes charged to the equity portion of the balance sheet through the Accumulated other comprehensive gain (loss) component of stockholders' equity. The fair value of investment securities available-for-sale at December 31, 2013 reflects a net unrealized loss of $778 thousand.

At December 31, 2013, 52 debt securities and one marketable equity security had unrealized losses of $2.3 million, with aggregate depreciation of 4.93% from the Company's amortized cost basis. Securities are evaluated at least quarterly for other than temporary impairment and at December 31, 2013, in management's estimation no security was other than temporarily impaired. Management's evaluation of other than temporary impairments is subject to risks and uncertainties and is intended to determine the appropriate amount and timing of recognition of any impairment charge. The assessment of whether such impairment for debt securities has occurred is based on management's best estimate of the cash flows expected to be collected at the individual security level. We regularly monitor our investment portfolio to ensure that securities that may be other than temporarily impaired are identified in a timely manner and that any impairment charge is recognized in the proper period and, with respect to debt securities, that the impairment is properly allocated between credit losses recognized in earnings and noncredit unrealized losses recognized in other comprehensive income (loss). Further deterioration in credit quality, imbalances in liquidity in the financial marketplace or a quick rise in interest rates might adversely affect the fair values of the Company's investment portfolio and may increase the potential that certain unrealized losses will be designated as other than temporary in future periods, resulting in write-downs.

At December 31, 2013, the Company had no investments in a single company or entity (other than U.S. Government-sponsored enterprise securities) that had an aggregate book value in excess of 2% of our stockholders' equity. As of December 31, 2013, all mortgage-backed securities the Company owned were issued by Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("Fannie Mae") or the Federal Home Loan Mortgage Corporation ("Freddie Mac"). Although the Fannie Mae and Freddie Mac debt securities are not explicitly guaranteed by the federal government, one of the stated purposes of the U.S. Treasury's September, 2008 conservatorship and capital support of the two institutions was to stabilize the market in their debt securities, and that purpose was again evident in legislation passed by Congress in late 2009 which effectively lifted any dollar ceiling on the implicit U.S. Treasury guaranty of Fannie Mae and Freddie Mac debt securities.

The following tables show as of December 31 the amortized cost, fair value and weighted average yield on a tax equivalent basis of the Company's investment debt securities portfolio maturing within the stated periods:

	December 31, 2013			Maturities
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Government-sponsored enterprises	$—	$—	$8,331	$5,996	$14,327	1.97%
Agency mortgage-backed	—	515	2,446	843	3,804	2.46%
State and political subdivisions	—	1,071	5,993	4,866	11,930	4.50%
Corporate debt	—	763	2,731	500	3,994	2.53%
Investment securities held-to-maturity:
U.S. Government-sponsored enterprises	—	2,994	2,000	6,217	11,211	1.58%
Total investment debt securities	$—	$5,343	$21,501	$18,422	$45,266	2.63%

Fair value	$—	$5,380	$20,856	$17,110	$43,346

Weighted average yield	—%	2.07%	2.81%	2.59%	2.63%

	December 31, 2012			Maturities
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Government-sponsored enterprises	$—	$500	$2,000	$2,000	$4,500	1.85%
Agency mortgage-backed	—	164	124	1,055	1,343	2.69%
State and political subdivisions	190	1,077	2,460	6,076	9,803	4.90%
Corporate debt	500	1,788	506	500	3,294	2.59%
Investment securities held-to-maturity:
U.S. Government-sponsored enterprises	—	—	1,500	3,996	5,496	1.95%
Total investment debt securities	$690	$3,529	$6,590	$13,627	$24,436	3.24%

Fair value	$696	$3,589	$6,786	$14,066	$25,137

Weighted average yield	5.01%	3.04%	3.23%	3.28%	3.24%

	December 31, 2011			Maturities
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Government-sponsored enterprises	$—	$5,709	$5,750	$5,997	$17,456	1.98%
Agency mortgage-backed	—	138	1,087	2,101	3,326	2.27%
State and political subdivisions	—	623	4,707	6,483	11,813	5.29%
Corporate debt	500	5,866	1,761	—	8,127	3.11%
Investment securities held-to-maturity:
U.S. Government-sponsored enterprises	—	1,000	2,000	1,000	4,000	1.63%
Total investment debt securities	$500	$13,336	$15,305	$15,581	$44,722	2.98%

Fair value	$503	$13,509	$15,779	$16,253	$46,044

Weighted average yield	5.13%	2.06%	3.09%	3.57%	2.98%

The tables above exclude marketable equity securities with a book value of $746 thousand and a market value of $1.0 million at December 31, 2013, a book value of $746 thousand and a market value of $797 thousand at December 31, 2012, and a book value of $746 thousand and a market value of $773 thousand at December 31, 2011, which have no maturity but may be sold by the Company at any time. The tables also exclude mutual funds with a book and market value of $258 thousand at December 31, 2013, of $173 thousand at December 31, 2012 and of $135 thousand at December 31, 2011.

Federal Home Loan Bank of Boston Stock. Union is a member of the FHLB of Boston with an investment of $2.0 million and $1.9 million in its Class B common stock at December 31, 2013 and 2012, respectively. The Class B common stock has a five year notice requirement for redemption and there is no guarantee of future redemption. Also, there is the possibility of future capital calls by the FHLB of Boston on member banks to ensure compliance with its capital plan. Union's investment in FHLB of Boston stock is carried in Other assets at cost and is nonmarketable. Similar to evaluating investment securities for other than temporary impairment, the Company has evaluated its investment in the FHLB of Boston. The FHLB of Boston remains in compliance with all regulatory capital ratios as of December 31, 2013 and 2012. Management's most recent evaluation of the Company's holdings of FHLB of Boston common stock concluded that the investment was not impaired at December 31, 2013.

Deposits. The following table shows information concerning the Company's average deposits by account type and the weighted average nominal rates at which interest was paid on such deposits for the years ended December 31:

	2013			2012			2011
	Average Amount	Percent of Total Deposits	Average Rate	Average Amount	Percent of Total Deposits	Average Rate	Average Amount	Percent of Total Deposits	Average Rate
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$83,744	16.7	—	$75,265	15.6	—	$66,389	15.6	—
Interest bearing checking accounts	94,213	18.7	0.09%	88,007	18.2	0.16%	74,862	17.5	0.23%
Money Market accounts	101,581	20.2	0.24%	102,071	21.1	0.32%	85,694	20.1	0.49%
Savings accounts	73,099	14.5	0.14%	65,775	13.6	0.14%	55,442	13.0	0.24%
Total nontime deposits	352,637	70.1	0.12%	331,118	68.5	0.17%	282,387	66.2	0.26%
Time deposits:
Less than $100,000	76,195	15.1	0.89%	81,480	16.9	1.13%	78,167	18.3	1.40%
$100,000 and over	74,302	14.8	1.12%	70,605	14.6	1.33%	66,327	15.5	1.52%
Total time deposits	150,497	29.9	1.00%	152,085	31.5	1.22%	144,494	33.8	1.45%
Total deposits	$503,134	100.0	0.39%	$483,203	100.0	0.50%	$426,881	100.0	0.66%

The Company participates in the Certificate of Deposit Account Registry Service ("CDARS") of Promontory Interfinancial Network, LLC, which permits the Company to offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants. Participants may also purchase deposits through CDARS. There were $7.1 million of time deposits of $250,000 or less on the balance sheet at December 31, 2013, $6.7 million at December 31, 2012 and $5.9 million at December 31, 2011, which were exchanged with other CDARS participants and are therefore considered for certain regulatory purposes to be “brokered” deposits. The Company also participates in Promontory Interfinancial Network's Insured Cash Sweep ("ICS") program. ICS is a service through which Union can offer its customers a savings product with access to multi-million dollar FDIC insurance while receiving reciprocal deposits from other banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of savings deposits through ICS provides full deposit insurance coverage for the customer, thereby helping Union to retain the full amount of the deposit on its balance sheet. There were $2.3 million in ICS money market deposits on the balance sheet at December 31, 2013, $1.9 million at December 31, 2012 and $1.8 million at December 31, 2011. None of the Company’s CDARS or ICS deposits, as of the respective balance sheet dates, represent purchased deposits as all such deposits were matched dollar for dollar with Union's customer deposits which were placed in other participating financial institutions, in order to provide our customers with full FDIC insurance coverage for their deposit balances.

Deposits grew $8.4 million, or 1.6%, from $510.0 million at December 31, 2012 to $518.4 million at December 31, 2013. Total average deposits grew $19.9 million, or 4.1%, between years with average nontime deposits growing $21.5 million, or 6.5%, during the same time frame. Average deposits for all categories, except money market and time deposits less than $100 thousand, grew between years. Time deposits have trended towards short duration or migrated to nontime deposits because of the low interest rate environment and the perceived customer desire to be in a position to redeploy funds should there be a rise in interest rates. Time deposits have increased $8.7 million, or 5.7%, from December 31, 2012 primarily from municipal account growth.

A provision of the Dodd-Frank Act permanently raised FDIC deposit insurance coverage to $250 thousand per depositor per insured depository institution for each account ownership category. At December 31, 2013, the Company had deposit accounts with less than $250 thousand totaling $367.5 million, or 70.9% of its deposits, with permanent FDIC insurance protection. An additional $24.4 million of municipal deposits were over the FDIC insurance coverage limit at December 31, 2013 and were collateralized by Union under applicable state regulations by investment securities or loans.

The following table provides a maturity distribution of the Company’s time deposits in denominations of $100 thousand or more at December 31:

	2013	2012
	(Dollars in thousands)
Three months or less	$7,942	$10,861
Over three months through six months	47,903	34,217
Over six months through twelve months	16,405	12,836
Over twelve months	16,614	16,401
	$88,864	$74,315

Borrowings. Advances from the FHLB of Boston are another key source of funds to support earning assets. These funds are also used to manage the Bank's interest rate and liquidity risk exposures. The Company's borrowed funds at December 31, 2013 were comprised of borrowings from the FHLB of Boston of $11.8 million, at a weighted average rate of 3.33%, and overnight secured customer repurchase agreement sweeps of $1.4 million, at a weighted average rate of 0.24%. At December 31, 2012, borrowed funds were comprised of FHLB of Boston advances of $11.8 million, at a weighted average rate of 3.98%, and overnight secured customer repurchase agreement sweeps of $4.0 million, at a weighted average rate of 0.38%. The maximum borrowings outstanding on overnight secured customer repurchase agreement sweeps at any month-end were $5.2 million and $6.0 million during 2013 and 2012, respectively. The activity related to option advance borrowings reflected a $2.0 million three year bullet advance at a rate of 0.99% taken during the third quarter of 2013 for liquidity purposes, offset by the prepayment of three advances totaling $1.4 million with interest rates ranging from 4.50% to 5.06% and maturity dates through 2027, and scheduled monthly payments of $518 thousand on long-term amortizing advances during 2013. The borrowing prepayments resulted in penalties paid for the year ended December 31, 2013 of $169 thousand compared to penalties of $890 thousand during 2012 from the prepayment of $11.3 million of advances. The prepayment penalties are included in Other expenses on the Company's consolidated Statements of Income. The Company had no overnight federal funds purchased on December 31, 2013 or 2012. Average borrowings outstanding for 2013 were $18.0 million, compared to average borrowings outstanding for 2012 of $27.3 million. The weighted average interest rate on the Company's borrowings dropped from 3.38% for 2012 to 2.84% for 2013, reflecting the prepayment of higher rate advances and the low interest rate environment that prevailed throughout both years.

Liability for Pension Benefits. On October 5, 2012, the Company closed The Union Bank Pension Plan ("Plan") to new participants and froze the accrual of additional retirement benefits for current participants. As a result of an increase in the discount rate from 3.95% in 2012 to 4.84% in 2013 as well as significant investment gains experienced during 2013, the net liability of $2.8 million as of December 31, 2012 for the defined benefit pension plan improved to a net asset of $2.0 million as of December 31, 2013. Offsetting the pension asset at December 31, 2013, the Company had deferred tax liabilities of $304 thousand, and Accumulated other comprehensive gain, net of tax, of $590 thousand. The Accumulated other comprehensive gain has no impact on regulatory capital amounts or ratios or the Company's legal lending limit.

Weighted average assumptions used to determine net periodic pension (benefit) cost for the years ended December 31, 2013 and 2012 were a discount rate of 3.95% and 3.85%, respectively, no rate of compensation increase for 2013 and actual wages paid to the freeze date of October 5, 2012 for 2012, and an expected long-term rate of return on plan assets of 6.75% for both years. The investments of the Plan that were in the “market” were not immune to the turmoil experienced over the previous years but did see substantial improvement in 2013 with a net annual investment return of 21.94% compared to a net return of 12.16% for 2012. The Plan achieved a cumulative net investment return for the last three years of 10.44%, with a cumulative net return of 12.39%for the last five years. Although weighted average asset allocations at December 31, 2013 were conservative in response to market volatility, in light of the Plan's long-term (40+ years) horizon, the investments are managed for the long-term. Note 15 to the Consolidated Financial Statements includes further discussion and information on the Company's employee benefits.

The was no minimum required contribution under the ERISA guidelines for 2013 and a $1.0 million minimum required contribution for 2012 which was satisfied by utilizing a portion of the pre-funding balance.

The Company's defined pension benefit obligation and net periodic (benefit) cost are actuarially determined based on the following assumptions: discount rate, current and expected future return on Plan assets, and anticipated mortality rates. While a change in any of the assumptions would have an impact on financial condition and future results of operations, a change in the discount rate and future rate of return on Plan assets could be material. A discount rate is used both to determine the present value of future benefit obligations and the net periodic (benefit) cost. The expected rate of return on Plan assets is only used to determine net periodic (benefit) cost.

The 2013 pension benefit obligation discount rate utilized is based on the Plan's expected benefit payment stream utilizing December 2013 benchmark pension liability index yield curve spot rates. The discount rate at December 31, 2013 was 4.84% up from 3.95% at December 31, 2012 reflecting the increase in long-term rates between years.

The Company bases its expected rate of return on Plan assets on past history, current earning rates available on investments and economic forecasts of where rates are headed in the future. The expected rate of return is conservative as the Plan has typically taken short-term risk by investing more heavily in equity securities which over the long-term have proven to be good decisions. Through the end of 2013, our actual net annual investment returns over the last 22 years had a high of 21.94% and a low of negative 26.93%. The latest one year return, as of December 31, 2013, was 21.94%. Therefore, the expectation of a 6.75% return is balanced by our discount rate of 4.84% since the Plan has a long-term horizon. Management estimates that the impact of the pension plan for 2014 on the results of operations will approximate a benefit of $436 thousand, as calculated by the actuary as of December 31, 2013, compared to the actual benefit of $119 thousand for 2013 and actual pension cost of $1.2 million for 2012.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Asset and Liability Management. Market risk is the potential of loss in a financial instrument arising from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices and equity prices. As of December 31, 2013, the Company did not have any market risk sensitive instruments acquired for trading purposes. The Company’s market risk arises primarily from interest rate risk inherent in its lending, investing, deposit taking and borrowing activities, as yields on assets change in a different time period or to a different extent from that of interest costs on liabilities. Many other factors also affect the Company’s exposure to changes in interest rates, such as national, regional and local economic and financial conditions, financial market conditions, legislative and regulatory actions, competitive pressures, customer preferences including loan prepayments and/or early withdrawal of time deposits, and historical pricing relationships.

The earnings of the Company and its subsidiary are affected not only by general economic, financial and credit market conditions, but also by the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve System. The monetary policies of the Federal Reserve System influence to a significant extent the overall growth of loans, investments, deposits and borrowings; the level of interest rates earned on assets and paid for liabilities; and interest rates charged on loans and paid on deposits.

A key element in the process of managing market risk involves direct involvement by senior management and oversight by the Board of Directors as to the level of risk assumed by the Company in its balance sheet. The Board of Directors reviews and approves risk management policies, including risk limits and guidelines, and reviews at least quarterly the current position in relationship to those limits and guidelines. Daily oversight functions are delegated to the Asset Liability Management Committee ("ALCO"). The ALCO, consisting of senior business and finance officers, actively measures, monitors, controls and manages the interest rate risk exposure that can significantly impact the Company's financial position and operating results. The ALCO sets liquidity targets based on the Company's financial condition and existing and projected economic and market conditions. Liquidity ratios are reviewed monthly by both senior management and the Board of Directors of Union. A monthly cash flow report is reviewed by senior management and daily reports and projections are reviewed by senior finance personnel. The Company attempts to structure its balance sheet to maximize net interest income and shareholder value, while controlling its exposure to interest rate risk. Strategies might include selling or participating out loans held for sale, selling or purchasing investments available-for-sale, match funding new loans with FHLB of Boston advances or purchasing or selling brokered deposits through CDARS or other brokerage accounts. The ALCO formulates strategies to manage interest rate risk by evaluating the impact on earnings and capital of such factors as current interest rate forecasts and economic indicators, potential changes in such forecasts and indicators, liquidity, competitive pressures and various business strategies. The ALCO's methods for evaluating interest rate risk include an analysis of the Company's interest rate sensitivity “gap”, which provides a static analysis of the maturity and repricing characteristics of the Company's entire balance sheet, and a simulation analysis, which calculates projected net interest income based on alternative balance sheet and interest rate scenarios, including “rate shock” scenarios involving immediate substantial increases or decreases in market rates of interest.

Members of ALCO meet at least weekly to set loan and deposit rates, make investment decisions, monitor liquidity and evaluate loan demand and review opportunities to sell residential or commercial loans into the secondary market. Deposit runoff is monitored daily and loan prepayments evaluated monthly. The Company historically has maintained a substantial portion of its loan portfolio on a variable-rate basis (61.2% at December 31, 2013) and plans to continue this Asset/Liability/Management ("ALM") strategy in the future. The majority of the variable-rate loan portfolio has interest rate floors and caps which are taken into account by the Company's ALM modeling software to predict interest rate sensitivity, including prepayment risk. The utilization of interest rate floors embedded in variable rate loans became Company policy at the beginning of 2009 due to historic low interest rates. As of December 31, 2013, $34.3 million, or 75.4%, of the investment portfolio was classified as available-for-sale and the modified duration was relatively short. The Company does not utilize any exotic derivative products or invest in any "high risk" instruments.

Interest rates remained at historic lows throughout 2012 and 2013. There continues to be a significant amount of uncertainty in the financial markets. Although recent modest improvement in the economic outlook is hopeful, modeling software is limited to mathematically provable results. Given these facts, management believes it is especially important to know your customers and your market and to have an experienced team of employees with varied experience in the financial field. The Company has operated successfully for over 120 years, throughout a variety of challenging economic environments.

The Company’s interest rate sensitivity analysis (simulation) as of December 2012 for a flat rate environment (the prime rate at both December 31, 2012 and December 31, 2013 was 3.25%) projected the following 2013 results compared to the actual:

	2013 Projected	2013 Actual	% Variance
	(Dollars in thousands)
Interest and fees on loans	$23,642	$23,334	(1.3)
Other interest income	1,192	1,147	(3.8)
Interest expense	(2,479)	(2,459)	0.8
Net interest income	$22,355	$22,022	(1.5)

Net income	$6,318	$7,135	12.9
Return on average assets	1.11%	1.25%	12.6
Return on average equity	13.57%	15.46%	13.9

Net interest income for 2013 was $22.0 million, $333 thousand or 1.5%, lower than projected as interest rates on loans, investment securities and interest bearing deposits saw continued downward pressure due to market rate influences. Loan demand, especially in residential construction and mortgage lending, was strong in the first half of 2013 but began to steadily decline in the second half of 2013 as the Federal Reserve's discussion and imminent implementation of tapering asset purchases led to higher long-term interest rates, resulting in less demand for refinance transactions and lower overall loan demand. The Company, in an attempt to grow the residential mortgage loan portfolio and increase interest income, increased the loan portfolio by retaining in portfolio some secondary market qualified residential loans originated during 2013 rather than selling them to the secondary market.

Actual net income for 2013 was higher than projected by $817 thousand even though our actual net interest income compared to the projected amount resulted in a negative variance of $333 thousand and the Company also experienced negative variances of $106 thousand in overdraft fee income and $377 thousand in federal income taxes. However, these negative variances were more than offset by the combined effect of positive variances of $630 thousand in net gain on the sale of loans, $187 thousand in net mortgage servicing fees, $151 thousand in loan servicing fee income, $189 thousand in salaries and wages, $251 thousand in lower OREO expenses, and $250 thousand in a lower provision for loan losses than projected.

Commitments, Contingent Liabilities, and Off-Balance-Sheet Arrangements. The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers, to reduce its own exposure to fluctuations in interest rates, and to implement its strategic objectives. These financial instruments include commitments to extend credit, standby letters of credit, interest rate caps and floors written on adjustable-rate loans, commitments to participate in or sell loans, commitments to buy or sell securities, certificates of deposit or other investment instruments and risk-sharing commitments or guarantees on certain sold loans. Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheet. The contractual or notional amounts of these instruments reflect the extent of involvement the Company has in a particular class of financial instrument.

The Company's maximum exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. For interest rate caps and floors written on adjustable-rate loans, the contractual or notional amounts do not represent the Company’s exposure to credit loss. The Company controls the risk of interest rate cap agreements through credit approvals, limits and monitoring procedures. The Company generally requires collateral or other security to support financial instruments with credit risk.

The following table details the contractual or notional amount of financial instruments that represented credit risk at December 31, 2013:

	Contract or Notional Amount
	2014	2015	2016	2017	2018	Thereafter	Total
	(Dollars in thousands)
Commitments to originate loans	$28,900	$—	$—	$—	$—	$—	$28,900
Unused lines of credit	47,402	3,377	7,158	165	—	181	58,283
Standby letters of credit	1,406	227	—	—	—	—	1,633
Credit card arrangement	1,151	—	—	—	—	—	1,151
FHLB of Boston MPF credit enhancement obligation, net	461	—	—	—	—	—	461
Commitment to purchase investment in a real estate limited partnership	505	—	—	—	—	—	505
Total	$79,825	$3,604	$7,158	$165	$—	$181	$90,933

Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have a fixed expiration date or other termination clause and may require payment of a fee. Approximately $13.3 million of the unused lines of credit outstanding at December 31, 2013 relate to real estate construction loans that are expected to fund within the next twelve months. The remaining lines primarily relate to revolving lines of credit for other real estate or commercial loans. Since many of the loan commitments are expected to expire without being drawn upon and not all credit lines will be utilized, the total commitment amounts do not necessarily represent future cash requirements. Lines of credit incur seasonal volume fluctuations due to the nature of some customers' businesses, such as tourism and maple syrup products production.

Unused lines of credit decreased $1.9 million, or 3.2%, from $60.2 million at December 31, 2012 to $58.3 million at December 31, 2013. Some of the larger lines have underlying participation agreements in place with other financial institutions in order to permit the Company to support the credit needs of larger dollar borrowers without bearing all the credit risk in the Company's balance sheet. Commitments to originate loans increased $21.6 million, or 294.8%, from $7.3 million at December 31, 2012 to $28.9 million at December 31, 2013.

The Company may, from time-to-time, enter into commitments to purchase, participate or sell loans, securities, certificates of deposit, or other investment instruments which involve market and interest rate risk. At December 31, 2013, the Company had binding loan commitments to sell residential mortgage loans at fixed rates totaling $3.5 million.

The Company sells 1-4 family residential mortgage loans under a loss-sharing program with FHLB of Boston, the Mortgage Partnership Finance program ("MPF"), when management believes it is economically advantageous to do so. Under this program the Company shares in the credit risk of each mortgage, while receiving fee income in return. The Company is responsible for a Credit Enhancement Obligation ("CEO") based on the credit quality of these loans. FHLB of Boston funds a First Loss Account ("FLA") based on the Company's outstanding MPF mortgage balances. This creates a laddered approach to sharing in any losses. In the event of default, homeowner's equity and private mortgage insurance, if any, are the first sources of repayment; the FHLB of Boston's FLA funds are then utilized, followed by the member's CEO, with the balance the responsibility of FHLB of Boston. These loans must meet specific underwriting standards of the FHLB of Boston. As of December 31, 2013, the Company had $20.8 million in loans sold through the MPF program with an outstanding balance of $15.7 million and a contract for the potential delivery of an additional $14.2 million of future loan sales. The volume of loans sold to the MPF program and the corresponding credit obligation are closely monitored by management. As of December 31, 2013, the notional amount of the maximum contingent contractual liability related to this program was $484 thousand, of which $23 thousand was recorded as a reserve through Other liabilities.

Contractual Obligations. The Company has various financial obligations, including contractual obligations that may require future cash payments. The following table presents, as of December 31, 2013, significant fixed and determinable contractual obligations to third parties by payment date:

	Payments Due By Period
	Less than 1 year	2 & 3 years	4 & 5 years	Thereafter	Total
	(Dollars in thousands)
Operating lease commitments	$99	$158	$58	$—	$315
Contractual payments on borrowed funds (1)	1,746	2,762	7,814	894	13,216
Deposits without stated maturity (1) (2)	356,861	—	—	—	356,861
Certificates of deposit (1) (2)	116,357	34,502	10,634	—	161,493
Deferred compensation payouts (3)	102	194	170	391	857
Total	$475,165	$37,616	$18,676	$1,285	$532,742
____________________

(1)	The amounts exclude interest payable, as such amounts other than $295 thousand in accrued interest payable at December 31, 2013 are not able to be estimated at this time.

(2)
While Union has a contractual obligation to depositors should they wish to withdraw all or some of the funds on deposit, management believes, based on historical analysis as well as current conditions in the financial markets, that the majority of these deposits will remain on deposit for the foreseeable future.

(3)	The amounts exclude $170 thousand in benefit payments, where the payment period begins at the individual's retirement which is not determinable at this time.

The Company’s subsidiary bank is required (as are all banks) to maintain vault cash or a noninterest bearing reserve balance as established by Federal Reserve regulations. The Bank’s average total required reserve for the 14 day maintenance period including December 31, 2013 was $652 thousand, which was satisfied by vault cash.

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

•
interest bearing checking, money market and savings deposits, which do not have contractual maturities, reflect estimated levels of attrition, which are based on detailed studies by the Company of the sensitivity of each such category of deposit to changes in interest rates.

Management believes that these assumptions approximate actual experience and considers them reasonable. However, the interest rate sensitivity of the Company’s assets and liabilities in the following table could vary substantially if different assumptions were used, callable investment options were modeled, prepayment speeds changed or actual experience differs from the historical experience on which the assumptions are based.

The following table shows the Company's rate sensitivity analysis as of December 31, 2013:

	Cumulative repriced within
	3 Months or Less	4 to 12 Months	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
	(Dollars in thousands, by repricing date)
Interest sensitive assets:
Overnight deposits	$25,496	$—	$—	$—	$—	$25,496
Interest bearing deposits in banks	2,347	8,586	4,336	1,543	801	17,613
Investment securities (1)(3)	6,686	3,528	6,582	8,151	19,246	44,193
Nonmarketable securities	—	—	—	—	2,053	2,053
Loans and loans held for sale (2)(3)	169,058	100,084	84,546	74,695	36,740	465,123
Total interest sensitive assets	$203,587	$112,198	$95,464	$84,389	$58,840	$554,478
Interest sensitive liabilities:
Time deposits	$60,282	$56,295	$34,282	$10,634	$—	$161,493
Money markets	24,071	—	—	—	71,942	96,013
Regular savings	16,165	—	—	—	58,001	74,166
Interest bearing checking	50,165	—	—	—	49,270	99,435
Borrowed funds	1,479	267	2,762	7,814	894	13,216
Total interest sensitive liabilities	$152,162	$56,562	$37,044	$18,448	$180,107	$444,323
Net interest rate sensitivity gap	$51,425	$55,636	$58,420	$65,941	$(121,267)	$110,155
Cumulative net interest rate sensitivity gap	$51,425	$107,061	$165,481	$231,422	$110,155
Cumulative net interest rate sensitivity gap as a percentage of total assets	8.8%	18.3%	28.3%	39.5%	18.8%
Cumulative net interest rate sensitivity gap as a percentage of total interest sensitive assets	9.3%	19.3%	29.8%	41.7%	19.9%
Cumulative net interest rate sensitivity gap as a percentage of total interest sensitive liabilities	11.6%	24.1%	37.2%	52.1%	24.8%
____________________

(1)	Investment securities exclude marketable equity securities and mutual funds with a fair value of $1.0 million and $258 thousand, respectively, that may be sold by the Company at any time.

(2)	Balances shown include deferred unamortized loan costs of $170 thousand.

(3)	Reflects estimated repayment assumptions considered in Asset/Liability model.

Simulation Analysis. In its simulation analysis, the Company uses computer software to simulate the estimated impact on net interest income under various interest rate scenarios, balance sheet trends and strategies over a relatively short time horizon. These simulations incorporate assumptions about balance sheet dynamics such as loan and deposit growth, product pricing, prepayment speeds on mortgage related assets, principal maturities or calls on other financial instruments and changes in the funding mix. While such assumptions are inherently uncertain as actual rate changes and balance sheet growth rarely follow any given forecast and asset/liability pricing and other model inputs usually do not remain constant in their historical relationships, management believes that these assumptions are reasonable. Based on the results of these simulations, the Company is able to quantify its estimate of interest rate risk and develop and implement appropriate strategies.

The following chart reflects the cumulative results of the Company's latest simulation analysis for the twelve months ending December 31, 2014 on net interest income, net income, return on average assets and return on average equity. Shocks are intended to capture interest rate risk under extreme conditions by immediately shifting to the new level. The projection utilizes various parallel rate shock points from 100, 200, 300 and 400 basis points from the December 31, 2013 prime rate of 3.25%.

INTEREST RATE SENSITIVITY SIMULATION ANALYSIS
December 31, 2013
Year Ending	Prime Rate	Net Interest Income	Change %	Net Income	Return on Average Assets	Return on Average Equity
	(Dollars in thousands)
December-2014	7.25%	$20,045	(11.97)%	$4,506	0.77%	9.18%
	6.25%	20,351	(10.63)%	4,689	0.80%	9.54%
	5.25%	20,808	(8.62)%	4,979	0.85%	10.10%
	4.25%	21,583	(5.22)%	5,487	0.94%	11.07%
	3.25%	22,771	—%	6,273	1.07%	12.57%
	2.25%	21,913	(3.77)%	5,638	0.96%	11.36%

The resulting projected cumulative effect of these estimates on net interest income for the year ending December 31, 2014 are within the approved ALCO guidelines. The return on assets in all scenarios are lower than the Board guideline of 1.25%. The return on equity in the flat rate scenario is above the Board guideline of 12.00%, and is below the Board guideline in the other scenarios. The simulation of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk. Noninterest income and expenses in the simulation are based on the budget for 2014 and will change during 2014 as management actions are taken in response to current economic conditions and operational changes.

Liquidity. Managing liquidity risk is essential to maintaining both depositor confidence and stability in earnings. Liquidity is a measurement of the Company’s ability to meet potential cash requirements, including ongoing commitments to fund deposit withdrawals, repay borrowings, fund investment and lending activities, and fund other general business initiatives. The Company’s principal sources of funds are deposits, amortization, prepayment and maturity of loans, securities, interest bearing deposits and other short-term investments, sales of securities and loans available-for-sale, and earnings and funds provided from operations. Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities, reduces the Company’s exposure to rollover risk on deposits and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments, draws on unused lines of credit and requests for new loans. The Company’s strategy is to fund assets, to the maximum extent possible, with core deposits which provide a sizable source of relatively stable and low-cost funds. The Company has seasonal short-term funding needs which are normally satisfied by short-term FHLB of Boston advances or utilization of Federal Funds Purchased lines.

For the year ended December 31, 2013, the Company’s ratio of average loans to average deposits dropped to 91.9% compared to 92.1% for the year ended December 31, 2012. Deposits grew $8.4 million, or 1.6%, from $510.0 million at December 31, 2012 to $518.4 million at December 31, 2013, while total loan growth was $9.8 million, or 2.2%, over 2012, net of loan sales of $123.1 million in 2013, compared to loan sales of $126.3 million for 2012.

As a member of the FHLB of Boston, Union has access to pre-approved lines of credit up $16.9 million at December 31, 2013 over and above the $11.8 million term advances already drawn on the lines, based on a FHLB of Boston estimate as of that date. With the purchase of required FHLB of Boston Class B common stock and evaluation by the FHLB of Boston of the underlying collateral available, line availability could have risen to approximately $30.6 million at December 31, 2013. This line of credit can be used for either short-term or long-term liquidity or other needs.

In addition to its borrowing arrangements with the FHLB of Boston, Union maintains preapproved Federal Funds lines of credit totaling $12.0 million with two of its correspondent banks, a $15.0 million repurchase agreement line of credit and access to the Federal Reserve discount window, which would require pledging of qualified assets. There were no balances outstanding on the Federal Funds purchase lines, repurchase agreement line or at the discount window at December 31, 2013.

Union is a member of the CDARS and the ICS programs of Promontory Interfinancial Network, which allow Union to provide higher FDIC deposit insurance to customers by exchanging time and/or money market or demand deposits with other members. The CDARS program also allows Union to purchase deposits from other members as another source of funding. There were no purchased deposits at either December 31, 2013 or 2012, although Union had exchanged $9.4 million and $8.7 million of deposits, respectively, with other CDARS/ICS members at those dates in order to provide our customers with full FDIC insurance coverage.

Union maintains an IDEAL Way Line of Credit with the FHLB of Boston. The total line available was $551 thousand at December 31, 2013 and 2012. There were no borrowings against this line of credit at either year-end. Interest on these borrowings is chargeable at a rate determined by the FHLB of Boston and payable monthly. Should Union utilize this line of credit, qualified portions of the loan and investment portfolios would collateralize these borrowings.

While scheduled loan and securities payments and FHLB of Boston advances are relatively predictable sources of funds, deposit flows and prepayments on loans and mortgage-backed securities are greatly influenced by market interest rates, economic conditions and competition. The Company's liquidity is actively managed on a daily basis, monitored by the ALCO, and reviewed monthly with the subsidiary's Board of Directors. The ALCO measures the Company's marketable assets and credit available to fund liquidity requirements and compares the adequacy of that aggregate amount against the aggregate amount of the Company's interest sensitive or volatile liabilities, such as core deposits and time deposits in excess of $100,000, borrowings and term deposits with short maturities, and credit commitments outstanding. The primary objective is to manage the Company's liquidity position and funding sources in order to ensure that it has the ability to meet its ongoing commitments to its depositors, to fund loan commitments and unused lines of credit and to maintain a portfolio of investment securities.

The Company’s management monitors current and projected cash flows and adjusts positions as necessary to maintain adequate levels of liquidity. Approximately 72.1% of the Company’s time deposits will mature within twelve months, which is close to the mid-point of the quarter end level over the preceding five years, which ranged from 62.0% to 85.0%. The deposit gathering activities of financial institutions generally have been affected by the low interest rates which earlier in the recession made customers reluctant to lock in funds for a longer term but short-term rates have dropped so low during the last five years that some customers extend out in order to receive a better rate or have shifted funds into money markets where the interest rates are better than on the shortest term time deposits. Since the federal funds target rate has remained unchanged at a historic low of 0.00% to 0.25% during the last five years, as customers' time deposits matured, the rollover interest rate available to those customers is most often lower than their previous deposit rate and therefore the Company's cost of funding has continued to drop. This is happening throughout the banking industry and the Company is optimistic that it can maintain and grow its customer deposit base through good customer service, new deposit products offered, competitive but prudent pricing strategy, continued expansion of the branch network, and continued development of electronic delivery channels for our products and services. The relationships developed with local municipalities, businesses and retail customers and the variety of deposit products offered should, in management's view, help to ensure that Union will retain a substantial portion of these deposits. Management will continue to offer a competitive but prudent pricing strategy to facilitate retention of such deposits. The FOMC anticipates keeping interest rates low until late-2015. In the future, as interest rates begin to rise, the increase in rates may lead to early redemptions by customers which will present its own liquidity challenge which will have to be managed. Funds moving from FDIC insured deposits back into the financial market is also a factor that management monitors as it could cause a liquidity concern.

A reduction in total deposits could be offset by other funding sources, such as purchases of federal funds, utilization of the repurchase agreement line of credit, utilization of the Federal Reserve discount window, purchases of brokered deposits such as one-way CDARS deposits, short-or-long-term FHLB of Boston borrowings, or liquidation of investment securities available-for-sale or loans held for sale. Such steps could result in an increase in the Company’s cost of funds or a decrease in the yield earned on assets and therefore adversely impact the net interest spread and margin. Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. However, any projections of future cash needs and flows are subject to substantial uncertainty. Management continually evaluates opportunities to buy/sell securities available-for-sale and loans held for sale, to participate out loans and lines of credit, obtain credit facilities from lenders and restructure debt for strategic reasons or to further strengthen the Company's financial position.

Capital Resources. Capital management is designed to maintain an optimum level of capital in a cost-effective structure that meets target regulatory ratios, supports management’s internal assessment of economic capital, funds the Company’s business strategies and builds long-term stockholder value. Dividends are generally in line with long-term trends in earnings per share and conservative earnings projections, while sufficient profits are retained to support anticipated business growth, fund strategic investments and provide continued support for deposits. The Company and its subsidiary continue to be considered well capitalized under the capital adequacy requirements to which they are subject. The Company continues to evaluate growth opportunities both through internal growth or potential acquisitions. The dividend payouts and treasury stock purchases during the last few years reflect the Board’s desire to utilize our capital for the benefit of the stockholders.

Stockholders’ equity increased from $45.0 million at December 31, 2012 to $49.8 million at December 31, 2013, reflecting net income of $7.1 million for 2013, an increase of $12 thousand from stock based compensation, a $63 thousand increase due to the issuance of 3,300 shares of common stock resulting from the exercise of 3,300 incentive stock options, and an increase of $3.1 million in other comprehensive income attributable to the unfunded defined benefit pension liability. These increases were partially offset by cash dividends paid of $4.5 million, a decrease in other comprehensive income of $1.0 million on investment securities available-for-sale, and Treasury stock purchases of $21 thousand.

The Company has 7,500,000 shares of $2.00 par value common stock authorized. As of December 31, 2013, the Company had 4,927,286 shares issued, of which 4,458,359 were outstanding and 468,927 were held in treasury. Also as of December 31, 2013, there were outstanding employee incentive stock options with respect to 14,500 shares granted under the 2008 Incentive Stock Option Plan, of which 8,500 were exercisable. The 2008 Plan authorizes the issuance of incentive stock options with respect to up to 50,000 shares (subject to antidilution adjustments). As of December 31, 2013, 25,000 shares were available for future grants.

In January of 2014, the Company's Board of Directors reauthorized the limited stock repurchase plan that was established in May of 2010. The limited stock repurchase plan allows the repurchase of up to 2,500 shares of the Company's common stock each calendar quarter in open market purchases or privately negotiated transactions, as management may deem advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase program will expire on December 31, 2014 unless reauthorized. Since inception, as of December 31, 2013, the Company had repurchased 7,849 shares under this program, for a total cost of $147 thousand.

The Company's total capital to risk weighted assets increased to 13.3% at December 31, 2013 from 13.0% at December 31, 2012. Tier I capital to risk weighted assets increased to 12.0% at December 31, 2013 from 11.7% at December 31, 2012 and Tier I capital to average assets increased to 8.0% at December 31, 2013 from 7.6% at December 31, 2012. Union is categorized as well capitalized under the regulatory framework and the Company is well over the minimum capital requirements. The Company has evaluated its capital adequacy at December 31, 2013 on a proforma basis under the recently adopted (but not yet effective) BASEL III requirements and would be considered well capitalized under such requirements as fully phased in. The Company remains focused on long-term growth and above-average shareholder return. It has become more important than ever in today's economic environment for banks to ensure and plan ahead to maintain strong capital reserves.

Impact of Inflation and Changing Prices. The Company's consolidated financial statements have been prepared in accordance with GAAP, which allows for the measurement of financial position and results of operations in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Banks have asset and liability structures that are essentially monetary in nature, and their general and administrative costs constitute relatively small percentages of total expenses. Thus, increases in the general price levels for goods and services have a relatively minor effect on the Company's total expenses but could have an impact on our loan customers' financial condition. Interest rates have a more significant impact on the Company's financial performance than the effect of general inflation. During the last five years, the Federal Reserve maintained a target federal funds rate of 0.00% to 0.25% while the U.S. prime rate, which is the base rate that banks use in pricing short-term maturity commercial loans to their best, or most creditworthy, customers remained at 3.25%. The target federal funds rate, which is likely to remain unchanged at least until late-2015, has never been this low and the last time the prime rate was at 3.25% was in 1955. These market rates are out of the Company's control but have a dramatic impact on net interest income.

Interest rates do not necessarily move in the same direction or change in the same magnitude as the prices of goods and services, although periods of increased inflation may accompany a rising interest rate environment. Inflation in the price of goods and services, while not having a substantial impact on the operating results of the Company, does affect all customers and therefore may impact their ability to keep funds on deposit or make loan payments in a timely fashion. The Company is aware of this risk and evaluates that risk along with others in making business decisions. Unprecedented deficit spending by federal, state and local governments and control of the money supply by the Federal Reserve including further quantitative easing of the money supply, may have unanticipated impacts on interest rates or inflation in future periods that could have an unfavorable impact on the future operating results of the Company.

Regulatory Matters. The Company and Union are subject to periodic examinations by the various regulatory agencies. These examinations include, but are not limited to, procedures designed to review lending practices, risk management, credit quality, liquidity, compliance and capital adequacy. The Company's 2011 corporate tax return was audited by the Internal Revenue Service during 2013. There was no material adjustment to the Company's tax liability as a result of the audit. During 2013, the Vermont Department of Financial Regulation, FDIC (compliance) and Federal Reserve, and during 2012, the FDIC and Federal Reserve, performed their regular, periodic regulatory examinations of Union. No comments were received that would have a material adverse effect on the Company’s or Union’s liquidity, financial position, capital resources, or results of operations.

Item 8. Financial Statements and Supplementary Data

Pursuant to regulatory relief available to smaller reporting companies the Company has elected to present audited statements of income, cash flows, comprehensive income, and changes in stockholders' equity for each of the preceding two, rather than three, fiscal years.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012

	2013	2012
Assets	(Dollars in thousands)
Cash and due from banks	$5,223	$5,023
Federal funds sold and overnight deposits	25,496	41,487
Cash and cash equivalents	30,719	46,510
Interest bearing deposits in banks	17,613	21,922
Investment securities available-for-sale	34,281	20,630
Investment securities held-to-maturity (fair value $10.4 million and $5.5 million at December 31, 2013 and December 31, 2012, respectively)	11,211	5,496
Loans held for sale	3,840	11,014
Loans	461,113	444,145
Allowance for loan losses	(4,647)	(4,657)
Net deferred loan costs	170	139
Net loans	456,636	439,627
Accrued interest receivable	1,663	1,539
Premises and equipment, net	10,678	10,289
Core deposit intangible	1,267	1,438
Goodwill	2,223	2,223
Investment in real estate limited partnerships	3,119	3,809
Company-owned life insurance	3,393	3,267
Other assets	8,800	9,492
Total assets	$585,443	$577,256
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$87,247	$83,715
Interest bearing	269,614	273,505
Time	161,493	152,773
Total deposits	518,354	509,993
Borrowed funds	13,216	15,747
Accrued interest and other liabilities	4,053	6,470
Total liabilities	535,623	532,210
Commitments and Contingencies (Notes 8,15,16,17,18 and 21)
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,927,286 shares issued at December 31, 2013 and 4,923,986 shares issued at December 31, 2012	9,855	9,848
Additional-paid-in capital	363	295
Retained earnings	43,405	40,772
Treasury stock at cost; 468,927 shares at December 31, 2013 and 467,905 shares at December 31, 2012	(3,880)	(3,859)
Accumulated other comprehensive income (loss)	77	(2,010)
Total stockholders' equity	49,820	45,046
Total liabilities and stockholders' equity	$585,443	$577,256

See accompanying notes to consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2013 and 2012

	2013	2012
Interest and dividend income	(Dollars in thousands, except per share data)
Interest and fees on loans	$23,334	$23,684
Interest on debt securities:
Taxable	543	633
Tax exempt	283	363
Dividends	63	51
Interest on federal funds sold and overnight deposits	32	27
Interest on interest bearing deposits in banks	226	270
Total interest and dividend income	24,481	25,028
Interest expense
Interest on deposits	1,943	2,416
Interest on short-term borrowed funds	12	20
Interest on long-term borrowed funds	504	915
Total interest expense	2,459	3,351
Net interest income	22,022	21,677
Provision for loan losses	305	660
Net interest income after provision for loan losses	21,717	21,017
Noninterest income
Trust income	644	615
Service fees	5,059	4,877
Net (losses) gains on sales of investment securities available-for-sale	(1)	673
Net gains on sales of loans held for sale	2,305	3,614
Other income	494	746
Total noninterest income	8,501	10,525
Noninterest expenses
Salaries and wages	8,964	8,953
Pension and other employee benefits	2,777	3,908
Occupancy expense, net	1,156	1,156
Equipment expense	1,597	1,490
Other expenses	6,727	7,528
Total noninterest expenses	21,221	23,035
Income before provision for income taxes	8,997	8,507
Provision for income taxes	1,862	1,663
Net income	$7,135	$6,844

Earnings per common share	$1.60	$1.54
Dividends per common share	$1.01	$1.00

See accompanying notes to consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2013 and 2012

	2013	2012
	(Dollars in thousands)
Net income	$7,135	$6,844
Other comprehensive income, net of tax:
Investment securities available-for-sale:
Net unrealized holding (losses) gains arising during the period on investment securities available-for-sale	(1,022)	60
Reclassification adjustments for net losses (gains) on investment securities available-for-sale realized in net income	1	(444)
Total	(1,021)	(384)
Defined benefit pension plan:
Net actuarial gain arising during period	2,983	2,387
Reclassification adjustment for amortization of net actuarial loss realized in net income	125	326
Reclassification adjustment for amortization of prior service cost realized in net income	—	7
Total	3,108	2,720
Total other comprehensive income	2,087	2,336
Total comprehensive income	$9,222	$9,180

See accompanying notes to consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2013 and 2012

	Common Stock
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive (loss) income	Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances, December 31, 2011	4,457,204	$9,847	$276	$38,385	$(3,823)	$(4,346)	$40,339
Net income	—	—	—	6,844	—	—	6,844
Other comprehensive income	—	—	—	—	—	2,336	2,336
Cash dividends declared ($1.00 per share)	—	—	—	(4,457)	—	—	(4,457)
Stock based compensation expense	—	—	8	—	—	—	8
Exercise of stock options	700	1	11	—	—	—	12
Purchase of treasury stock	(1,823)	—	—	—	(36)	—	(36)
Balances, December 31, 2012	4,456,081	9,848	295	40,772	(3,859)	(2,010)	45,046
Net income	—	—	—	7,135	—	—	7,135
Other comprehensive income	—	—	—	—	—	2,087	2,087
Cash dividends declared ($1.01 per share)	—	—	—	(4,502)	—	—	(4,502)
Stock based compensation expense	—	—	12	—	—	—	12
Exercise of stock options	3,300	7	56	—	—	—	63
Purchase of treasury stock	(1,022)	—	—	—	(21)	—	(21)
Balances, December 31, 2013	4,458,359	$9,855	$363	$43,405	$(3,880)	$77	$49,820

See accompanying notes to consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2013 and 2012

	2013	2012
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income	$7,135	$6,844
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	902	887
Provision for loan losses	305	660
Deferred income tax provision (benefit)	581	(786)
Net amortization of investment securities	49	82
Equity in losses of limited partnerships	690	660
Stock based compensation expense	12	8
Net (increase) decrease in unamortized loan costs	(31)	38
Proceeds from sales of loans held for sale	125,430	129,867
Origination of loans held for sale	(115,951)	(132,379)
Net gains on sales of loans held for sale	(2,305)	(3,614)
Net gains on disposals of premises and equipment	—	(14)
Net losses (gains) on sale of investment securities available-for-sale	1	(673)
Write-downs of impaired assets	178	408
Net gains on sales of other real estate owned	(8)	(138)
(Increase) decrease in accrued interest receivable	(124)	271
Amortization of core deposit intangible	171	171
Increase in other assets	(1,510)	(346)
Increase in other liabilities	2,293	1,526
Net cash provided by operating activities	17,818	3,472
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	9,696	10,735
Purchases	(5,387)	(8,637)
Investment securities held-to-maturity
Proceeds from maturities, calls and paydowns	500	4,000
Purchases	(6,214)	(5,496)
Investment securities available-for-sale
Proceeds from sales	1,020	13,632
Proceeds from maturities, calls and paydowns	4,739	17,444
Purchases	(21,009)	(8,742)
Net increase in loans	(17,641)	(21,626)
Recoveries of loans charged off	87	43
Purchases of premises and equipment	(1,291)	(2,018)
Investments in limited partnerships	—	(889)
Purchase of nonmarketable equity securities	(77)	—
Proceeds from sales of other real estate owned	598	1,375
Proceeds from sales of premises and equipment	—	19
Proceeds from sales of repossessed property	—	12
Net cash used in investing activities	(34,979)	(148)

Cash Flows From Financing Activities
Advances of long-term debt	2,000	2,000
Repayment of long-term debt	(1,932)	(12,589)
Net decrease in short-term borrowings outstanding	(2,599)	(2,679)
Net increase in noninterest bearing deposits	3,532	7,059
Net (decrease) increase in interest bearing deposits	(3,891)	34,447
Net increase (decrease) in time deposits	8,720	(4,952)
Issuance of common stock	63	12
Purchase of treasury stock	(21)	(36)
Dividends paid	(4,502)	(4,457)
Net cash provided by financing activities	1,370	18,805
Net (decrease) increase in cash and cash equivalents	(15,791)	22,129
Cash and cash equivalents
Beginning of year	46,510	24,381
End of year	$30,719	$46,510
Supplemental Disclosures of Cash Flow Information
Interest paid	$2,464	$3,406
Income taxes paid	$1,350	$2,225
Supplemental Schedule of Noncash Investing and Financing Activities
Other real estate acquired in settlement of loans	$572	$1,391
Loans originated to finance the sale of other real estate owned	$100	$335

See accompanying notes to consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Basis of financial statement presentation

The accounting and reporting policies of Union Bankshares, Inc. and Subsidiary (the “Company”) are in conformity with U.S. generally accepted accounting principles (“GAAP”) and general practices within the banking industry. The following is a description of the more significant policies.

The consolidated financial statements include the accounts of Union Bankshares, Inc., and its wholly owned subsidiary, Union Bank (“Union”) headquartered in Morrisville, Vermont. All significant intercompany transactions and balances have been eliminated. The Company utilizes the accrual method of accounting for financial reporting purposes.

The Company meets the qualification requirements under Securities and Exchange Commission rules for smaller reporting companies and, pursuant to such rules, has elected to present audited statements of income, comprehensive income, cash flows and changes in stockholders' equity for each of the most recent two, rather than three, fiscal years.

Certain amounts in the 2012 financial statements have been reclassified to conform to the current year presentation.

Nature of operations

The Company provides a variety of financial services to individuals, municipalities, commercial and nonprofit customers through its branches, ATMs, telebanking, mobile and internet banking systems in northern Vermont and northwestern New Hampshire. This market area encompasses primarily retail consumers, small businesses, municipalities, agricultural producers and the tourism industry. The Company's primary deposit products are checking, savings, money market accounts, certificates of deposit and individual retirement accounts and its primary lending products are commercial, real estate, municipal and consumer loans. The Company also offers fiduciary and asset management services through the Trust & Asset Management Division of Union.

Concentration of risk

The Company's operations are affected by various risk factors, including liquidity risk, interest rate risk, credit risk, fraud risk and risk from geographic concentration of its deposit taking and lending activities. Management attempts to manage interest rate risk through various asset/liability management techniques designed to match maturities/repricing of assets and liabilities. Loan policies and administration are designed to provide assurance that loans will only be granted to creditworthy borrowers, although credit losses are expected to occur because of subjective factors and factors beyond the control of the Company. Although national economic conditions have been volatile during the last few years, local economic conditions have been somewhat more stable. The Company has a diversified loan portfolio with a substantial portion of the Company's loans secured by real estate and/or partially guaranteed by a U.S. Government agency. Most of its lending activities are conducted within the northern Vermont and northwestern New Hampshire market area where its banking offices are located. As a result, the Company and its borrowers may be especially vulnerable to the consequences of changes in the local economy and real estate market conditions. Notes 5 and 6 discuss the types of lending in which the Company engages.

Use of estimates in preparation of financial statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Material estimates that are particularly susceptible to significant change in the near term and involve inherent uncertainties relate to the determination of the allowance for losses on loans, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, deferred tax assets, judgments regarding valuation and impairment of investment securities and other assets as well as pension plan accounting. These estimates involve a significant degree of complexity and subjectivity and the amount of the change that is reasonably possible, should any of these estimates prove inaccurate, cannot be estimated.

Presentation of cash flows

For purposes of presentation in the consolidated statements of cash flows, cash and cash equivalents includes cash on hand, amounts due from banks (including cash items in process of clearing), federal funds sold (generally purchased and sold for one day periods) and overnight deposits.

Trust operations

Assets held by the Trust & Asset Management Division of Union in a fiduciary or agency capacity, other than trust cash on deposit with Union, are not included in these consolidated financial statements because they are not assets of Union or the Company.

Fair value measurements

The Company utilizes Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, as guidance for accounting for assets and liabilities carried at fair value. This standard defines fair value as the price that would be received, without adjustment for transaction costs, to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is a market based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The guidance in FASB ASC Topic 820 establishes a three-level fair value hierarchy, which prioritizes the inputs used in measuring fair value. A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

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

Investment securities

Investment securities purchased and held primarily for resale in the near future are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings. Debt securities the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale. Investments classified as available-for-sale are reported at fair value.

Accretion of discounts and amortization of premiums arising at acquisition on investment securities are included in income using the effective interest method over the life of the securities to maturity or call date. Unrealized gains and losses on investment securities available-for-sale are excluded from earnings and reported in Accumulated other comprehensive income (loss), net of tax and reclassification adjustment, as a separate component of stockholders' equity. The specific identification method is used to determine realized gains and losses on sales of available-for-sale or trading securities.

The Company evaluates all investment securities on a quarterly basis, and more frequently when economic conditions warrant, to determine if an other-than-temporary impairment exists. A security is considered impaired if the fair value is lower than its amortized cost basis at the report date. If impaired, management then assesses whether the unrealized loss is other-than-temporary.

An unrealized loss is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security. The credit loss component of an other-than-temporary write-down is recorded, net of tax effect, through net income as a component of other-than-temporary impairment losses in the consolidated statement of income, while the remaining portion of the impairment loss is recognized in other comprehensive income (loss), provided the Company does not intend to sell the underlying debt security and it is "more likely than not" that the Company will not have to sell the debt security prior to recovery. Declines in the fair values of individual equity securities that are deemed by management to be other-than-temporary are reflected in noninterest income when identified.

Management considers the following factors in determining whether an other-than-temporary impairment exists and the period over which the security is expected to recover:

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

Loans held for sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. The estimated fair value of loans held for sale is based on current price quotes that determine the amount that the loans could be sold for in the secondary market. Loans transferred from held for sale to portfolio are transferred at the lower of cost or fair value in the aggregate. Sales are normally made without recourse. Gains and losses on the disposition of loans held for sale are determined on the specific identification basis. Net unrealized losses are recognized through a valuation allowance by charges to income.

Loans

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their unpaid principal balances, adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

Loan interest income is accrued daily on outstanding balances. The following accounting policies, related to accrual and nonaccrual loans, apply to all portfolio segments and loan classes, which the Company considers to be the same. The accrual of interest is normally discontinued when a loan is specifically determined to be impaired and/or management believes, after considering collection efforts and other factors, that the borrower's financial condition is such that collection of interest is doubtful. Generally, any unpaid interest previously accrued on those loans is reversed against current period interest income. A loan may be restored to accrual status when its financial status has significantly improved and there is no principal or interest past due. A loan may also be restored to accrual status if the borrower makes six consecutive monthly payments or the lump sum equivalent. Income on nonaccrual loans is generally not recognized unless a loan is returned to accrual status or after all principal has been collected. Interest income generally is not recognized on impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are generally applied as a reduction of the loan principal balance. Delinquency status is determined based on contractual terms for all portfolio segments and loan classes. Loans past due 30 days or more are considered delinquent.

Loan origination fees and direct loan origination costs are deferred and amortized as an adjustment of the related loan's yield using methods that approximate the interest method. The Company generally amortizes these amounts over the estimated average life of the related loans.

The loans purchased in the May 2011 branch acquisition were recorded at the estimated fair value at the time of purchase. The estimated fair value contains both accretable and nonaccretable components. The accretable component is amortized as an adjustment to the related loan yield over the average life of the loan. The nonaccretable component represents probable loss due to credit risk and is reviewed by management periodically and adjusted as deemed necessary.

Allowance for loan losses

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

The allowance consists of specific, general and unallocated components. The specific component relates to the loans that are classified as impaired. Loans are evaluated for impairment and may be classified as impaired when management believes it is probable that the Company will not collect all the contractual interest and principal payments as scheduled in the loan agreement. Impaired loans may also include troubled loans that are restructured. A troubled debt restructuring ("TDR") occurs when the Company, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that would otherwise not be granted. A TDR classification may result from the transfer of assets to the Company in partial satisfaction of a troubled loan, a modification of a loan's terms (such as reduction of stated interest rates below market rates, extension of maturity that does not conform to the Company's policies, reduction of the face amount of the loan, reduction of accrued interest, or reduction or deferment of loan payments), or a combination. A specific reserve amount is allocated to the allowance for individual loans that have been classified as impaired based on management's estimate of the fair value of the collateral for collateral dependent loans, an observable market price, or the present value of anticipated future cash flows. The Company accounts for the change in present value attributable to the passage of time in the loan loss reserve. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer, real estate or small balance commercial loans for impairment evaluation, unless such loans are subject to a restructuring agreement or have been identified as impaired as part of a larger customer relationship. During the third quarter of 2013, management completed an evaluation of the Company's historical loss experience on substandard commercial loans, and commercial loans with balances greater than $500 thousand was established as the threshold for individual impairment evaluation.

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

Other real estate owned

Real estate properties acquired through or in lieu of loan foreclosure are to be sold and are initially recorded based on an independent appraisal or a broker price opinion at the estimated fair value less estimated selling costs at the date of acquisition, establishing a new carrying basis. Thereafter, valuations are periodically performed by management, and the real estate is carried in Other assets at the lower of carrying amount or fair value, less estimated cost to sell. Costs of significant property improvements are capitalized, if deemed recoverable, whereas revenue and expenses from operations and changes in valuation are charged to Other expenses on the Company's consolidated statement of income.

Premises and equipment

Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed principally by the straight line method over the estimated useful lives of the assets. The cost of assets sold or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts and the resulting gains or losses are reflected in the consolidated statement of income. Maintenance and repairs are charged to current expense as incurred and the costs of major renovations and betterments are capitalized. Construction in progress is stated at cost, which includes the cost of construction and other direct costs attributable to the construction. No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use.

Intangible assets

Intangible assets include goodwill, which represents the excess of the purchase price over the fair value of net assets acquired in the 2011 acquisition of three New Hampshire branch offices, as well as a core deposit intangible related to the deposits acquired (see Note 9). The core deposit intangible is amortized on a straight line basis over the estimated average life of the acquired core deposit base of 10 years. The Company evaluates the valuation and amortization of the core deposit intangible if events occur that could result in possible impairment. With respect to goodwill, in accordance with current authoritative guidance, the Company assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the Company is less than its carrying amount, which could result in goodwill impairment.

Federal Home Loan Bank stock

As a member of the Federal Home Loan Bank (“FHLB”) of Boston, Union is required to invest in Class B common stock of the FHLB of Boston. The Class B common stock has a five year notice requirement for redemption and there is no guarantee of future redemption. Also, there is the possibility of future capital calls by the FHLB of Boston on member banks to ensure compliance with its capital plan. FHLB of Boston stock is reported in Other assets at its par value of $2.0 million at December 31, 2013 and $1.9 million at December 31, 2012. The stock is nonmarketable, and is redeemable by the FHLB of Boston at par value.

Company-owned life insurance

Company-owned life insurance (“COLI”) represents life insurance on the lives of certain current or former directors or employees who have provided positive consent allowing the Company to be the beneficiary of such policies. The Company utilizes COLI as tax-efficient funding for the benefit obligations to its employees and directors, including obligations under one of the Company's nonqualified deferred compensation plans. (See Note 15.) The Company is the primary beneficiary of the insurance policies. Increases in the cash value of the policies, as well as any gain on insurance proceeds received, are recorded in Other income, and are not currently subject to income taxes. COLI is recorded at the cash value of the policies, less any applicable cash surrender charges (of which there are currently none). The Company reviews the financial strength of the insurance carriers prior to the purchase of COLI to ensure minimum credit ratings of at least investment grade. The financial strength of the carriers is reviewed annually and COLI with any individual carrier is limited by Company policy to 10% of capital plus reserves.

Servicing assets

Servicing assets are recognized as separate assets when servicing rights are acquired through purchase or through sale of loans with servicing rights retained. Capitalized servicing rights are reported in Other assets, are initially recorded at estimated fair market value and are amortized against noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. The estimated fair value of capitalized servicing rights represents the present value of the future servicing fees arising from the right to service loans that have been previously sold. Servicing assets are evaluated regularly for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value of a stratum is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions.

Impairment is recognized through a valuation allowance for an individual stratum, to the extent that estimated fair value is less than the capitalized amount for the stratum.

Investment in real estate limited partnerships

The Company has purchased various limited partnership interests in affordable housing partnerships. These partnerships were established to acquire, own and rent residential housing for elderly, low or moderate income residents in northeastern and central Vermont or in northwestern New Hampshire. Under current accounting rules, the investments are accounted for under a method approximating the equity method of accounting. These equity investments are recorded at cost and adjusted for the Company's proportionate share of the partnerships' undistributed earnings or losses through the consolidated statement of income.

Defined Benefit Pension plan

Union sponsors a noncontributory defined benefit pension plan covering all eligible employees employed prior to October 5, 2012. On that date, the Company closed The Union Bank Pension Plan ("Plan") to new participants and froze the accrual of retirement benefits for current participants. Union continues to maintain the frozen Plan and related Trust and continues to distribute benefits to participants in such manner as provided under the terms of the Plan. The costs of this Plan, based on actuarial computations of current benefits for employees, are charged to Pension and other employee benefits.

Advertising costs

The Company expenses advertising costs as incurred and they are included in Other expenses in the Company's consolidated statement of income.

Earnings per common share

Earnings per common share for the period are computed based on the weighted average number of shares of common stock issued, retroactively adjusted for stock splits and stock dividends and reduced for shares held in treasury. The weighted average shares outstanding were 4,457,261 and 4,457,029 for the years ended December 31, 2013 and 2012, respectively. There were incentive stock options with respect to 14,500 shares and 11,800 shares outstanding at December 31, 2013 and December 31, 2012, respectively, excluded from the computation of diluted earnings per share since dilution resulting from these stock options would be immaterial.

Income taxes

The Company prepares its federal income tax return on a consolidated basis. Federal income taxes are allocated to members of the consolidated group based on taxable income. The Company recognizes income taxes under the asset and liability method. This involves estimating the Company's actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and GAAP purposes. These differences result in deferred tax assets and liabilities, which are netted and included in Other assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining the provision for income taxes and deferred tax assets and liabilities. Affordable housing tax credits are recognized as a reduction of the Provision for income taxes in the year they are earned.

Off-balance-sheet financial instruments

In the ordinary course of business, the Company is a party to off-balance-sheet financial instruments consisting of commitments to originate credit, unused lines of credit including commitments under credit card arrangements, commitments to purchase investment securities, commitments to invest in real estate limited partnerships, commercial letters of credit, standby letters of credit and risk-sharing commitments on certain sold loans. Such financial instruments are recorded in the financial statements when they become fixed and certain.

Comprehensive income (loss)

Accounting principles generally require recognized revenue, expenses, gains and losses be included in net income or loss. Certain changes in assets and liabilities, such as the after tax effect of unrealized gains and losses on investment securities available-for-sale that are not other-than-temporarily impaired and the unfunded liability for the defined benefit pension plan, are not reflected in the consolidated statement of income. The cumulative effect of such items, net of tax effect, is reported as a separate component of the equity section of the consolidated balance sheet (Accumulated other comprehensive income or loss). Other comprehensive income or loss, along with net income, comprises the Company's total comprehensive income or loss.

Transfers of financial assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Incentive stock option plan

The Company recognizes stock-based compensation expense based on the grant date estimated fair value of stock-based awards over the vesting period of the awards. The stock issuable upon exercise of options granted consists of authorized but unissued shares of the Company's $2.00 par value common stock and/or shares of such common stock held in treasury.

Recent accounting pronouncements

In January 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU amends the scope of FASB ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which requires additional disclosure regarding offsetting of assets and liabilities to enable users of financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position. The provisions of the ASUs were effective for annual and interim reporting periods beginning on or after January 1, 2013. As the ASUs address financial statement disclosures only, their adoption effective January 1, 2013 did not impact the Company's consolidated financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income to be in a single location in the financial statements. The Company's disclosures of the components of accumulated other comprehensive income (loss) are disclosed in its consolidated statements of comprehensive income. For the years ended December 31, 2013 and 2012, the items requiring reclassification out of accumulated other comprehensive income (loss) are disclosed in Note 23. The new guidance became effective for all interim and annual periods beginning January 1, 2013. Since this ASU addresses financial statement disclosures only, the adoption of this guidance effective January 1, 2013 did not have an impact on the Company's consolidated financial position or results of operations.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The objective of the amendment is to provide explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 31, 2013. Early adoption is permitted and amendments are to be applied prospectively. The Company has adopted the amendment and the ASU did not have any effect on the Company's consolidated financial position or results of operations.

In January 2014, the FASB issued ASU No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this ASU permit institutions to make accounting policy elections to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the ASU requires the investment to be accounted for as an equity method investment or a cost method investment. The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted.  Management has reviewed the ASU and does not believe that it will have a material effect on the Company's consolidated financial position or results of operations.

In January 2014, the FASB issued ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The amendments in this ASU are effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Management has reviewed the ASU and does not believe that it will have a material effect on the Company's consolidated financial position or results of operations.

Note 2.  Restrictions on Cash and Cash Equivalents

The nature of the Company's business requires that it maintain amounts due from correspondent banks which, at times, may exceed federally insured limits. The balances in these accounts at December 31, were as follows:

	2013	2012
	(Dollars in thousands)
Noninterest bearing accounts	$548	$639
Federal Reserve Bank of Boston	23,317	41,363
FHLB of Boston	443	282

No losses have been experienced in these accounts and the Company believes it is not exposed to any significant risk with respect to the accounts.

The Company had no requirement to maintain contracted clearing balances at December 31, 2013 or 2012. Balances at the Federal Reserve Bank of Boston and a portion of the funds at the FHLB of Boston are classified as overnight deposits as they earn interest. The Company is required to maintain vault cash or noninterest bearing reserve balances with Federal Reserve Bank of Boston. Total reserve balances required at December 31, 2013 and 2012 were $652 thousand and $604 thousand, respectively, which were both satisfied by vault cash.

Note 3.  Interest Bearing Deposits in Banks

Interest bearing deposits in banks consist of certificates of deposit purchased from various financial institutions. Deposits at each institution are generally maintained at or below the Federal Deposit Insurance Corporation (“FDIC”) insurable limit of $250 thousand. Certificates are held with rates ranging from 0.50% to 4.25% and mature at various dates through 2028, with $9.5 million scheduled to mature in 2014.

Note 4. Investment Securities
Investment securities as of the balance sheet dates consisted of the following:

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$14,327	$11	$(1,101)	$13,237
Agency mortgage-backed	3,804	18	(75)	3,747
State and political subdivisions	11,930	328	(94)	12,164
Corporate	3,994	—	(160)	3,834
Total debt securities	34,055	357	(1,430)	32,982
Marketable equity securities	746	296	(1)	1,041
Mutual funds	258	—	—	258
Total	$35,059	$653	$(1,431)	$34,281
Held-to-maturity
U.S. Government-sponsored enterprises	$11,211	$2	$(849)	$10,364

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$4,500	$22	$(3)	$4,519
Agency mortgage-backed	1,343	36	—	1,379
State and political subdivisions	9,803	664	(5)	10,462
Corporate	3,294	28	(22)	3,300
Total debt securities	18,940	750	(30)	19,660
Marketable equity securities	746	66	(15)	797
Mutual funds	173	—	—	173
Total	$19,859	$816	$(45)	$20,630
Held-to-maturity
U.S. Government-sponsored enterprises	$5,496	$3	$(22)	$5,477

Investment securities with a carrying amount of $3.3 million and $6.7 million at December 31, 2013 and 2012, respectively, were pledged as collateral for public deposits, customer repurchase agreements and for other purposes as required or permitted by law.

Information pertaining to all investment securities with gross unrealized losses as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

December 31, 2013	Less Than 12 Months		12 Months and Over		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(Dollars in thousands)
Debt securities:
U.S. Government-sponsored enterprises	$16,213	$(1,292)	$4,839	$(658)	$21,052	$(1,950)
Agency mortgage-backed	2,844	(75)	—	—	2,844	(75)
State and political subdivisions	3,175	(72)	329	(22)	3,504	(94)
Corporate	2,420	(53)	1,414	(107)	3,834	(160)
Total debt securities	24,652	(1,492)	6,582	(787)	31,234	(2,279)
Marketable equity securities	—	—	13	(1)	13	(1)
Total	$24,652	$(1,492)	$6,595	$(788)	$31,247	$(2,280)

December 31, 2012	Less Than 12 Months		12 Months and Over		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(Dollars in thousands)
Debt securities:
U.S. Government-sponsored enterprises	$4,472	$(25)	$—	$—	$4,472	$(25)
State and political subdivisions	345	(5)	—	—	345	(5)
Corporate	2,266	(22)	—	—	2,266	(22)
Total debt securities	7,083	(52)	—	—	7,083	(52)
Marketable equity securities	91	(7)	42	(8)	133	(15)
Total	$7,174	$(59)	$42	$(8)	$7,216	$(67)

At December 31, 2013, held-to-maturity and available-for-sale securities, consisting of 27 U.S. Government-sponsored enterprise securities, six agency mortgage-backed securities, ten state and political subdivision securities, nine corporate bonds and one marketable equity security had aggregate unrealized losses of $2.3 million. Six U.S. Government-sponsored enterprise securities, one state and political subdivision security, three corporate bonds, and one marketable equity security had unrealized losses greater than twelve months. The Company has the ability to hold these securities for the foreseeable future. No declines were deemed by management to be other-than-temporary at December 31, 2013.

Proceeds from the sale of securities available-for-sale were $1.0 million and $13.6 million in 2013 and 2012, respectively. Gross realized gains from the sale of securities available-for-sale were $3 thousand and $674 thousand in 2013 and 2012, respectively. Gross realized losses were $4 thousand in 2013 with $1 thousand gross realized losses in 2012. The specific identification method is used to determine realized gains and losses on sales of available-for-sale securities.

The amortized cost and estimated fair value of debt securities by contractual scheduled maturity as of December 31, 2013, were as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Available-for-sale
Due from one to five years	$1,834	$1,881
Due from five to ten years	17,055	16,630
Due after ten years	11,362	10,724
	30,251	29,235
Agency mortgage-backed securities	3,804	3,747
Total debt securities available-for-sale	$34,055	$32,982
Held-to-maturity
Due from one to five years	$2,994	$2,973
Due from five to ten years	2,000	1,851
Due after ten years	6,217	5,540
Total debt securities held-to-maturity	$11,211	$10,364

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

Note 5.  Loans Held for Sale and Loan Servicing

At December 31, 2013 and 2012, Loans held for sale consisted of conventional residential mortgages originated for subsequent sale. At December 31, 2013 and 2012, the estimated fair value of these loans was in excess of their carrying value, and therefore no valuation reserve was necessary for loans held for sale.

Commercial and mortgage loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balance of commercial and mortgage loans serviced for others was $319.5 million and $260.5 million at December 31, 2013 and 2012, respectively. Loans sold during 2013 consisted of $123.1 million in residential loans, resulting in $2.3 million of net gains realized on the sale of those loans. There were no qualifying small business loans sold during 2013. Loans sold in 2012 totaled $126.3 million and consisted of $576 thousand in qualifying small business loans and $125.7 million in residential loans, resulting in net gains of $64 thousand and $3.6 million, respectively. There were no obligations to repurchase loans for any amount at December 31, 2013, but there were contractual risk sharing commitments on certain sold loans totaling $484 thousand as of such date.

The Company generally retains the servicing rights on loans sold. At December 31, 2013 and 2012, the unamortized balance of servicing rights on loans sold with servicing retained was $1.3 million and $1.1 million, respectively, included in Other assets. The estimated fair value of these servicing rights was in excess of their carrying value at both December 31, 2013 and 2012, and therefore no impairment reserve was necessary. Loan servicing rights of $737 thousand and $740 thousand were capitalized in 2013 and 2012, respectively. Amortization of servicing rights was $507 thousand and $475 thousand for 2013 and 2012, respectively. The net capitalization and amortization of mortgage servicing rights is included in Other income.

Note 6.  Loans
The composition of Net loans at December 31, was as follows:

	2013	2012
	(Dollars in thousands)
Residential real estate	$159,441	$154,938
Construction real estate	30,898	36,018
Commercial real estate	210,718	197,240
Commercial	20,569	21,463
Consumer	5,396	6,065
Municipal	34,091	28,421
Gross loans	461,113	444,145
Allowance for loan losses	(4,647)	(4,657)
Net deferred loan costs	170	139
Net loans	$456,636	$439,627

The loans purchased in the May 2011 acquisition of three New Hampshire branches were initially recorded at $32.9 million, the estimated fair value at the time of purchase. The estimated fair value contained both accretable and nonaccretable components. The accretable component is amortized as an adjustment to the related loan yield over the average life of the loan. The nonaccretable component represents probable loss due to credit risk and is reviewed by management periodically and adjusted as deemed necessary. At the acquisition date, the fair value of the loans acquired resulted in an accretable loan premium component of $545 thousand, less a nonaccretable credit risk component of $318 thousand. There was no change in the nonaccretable credit risk component balance during the year ended December 31, 2013, and a decrease of $22 thousand during 2012 due to loss recognized on one acquired commercial loan. The resulting balance of the nonaccretable credit risk component is $296 thousand at December 31, 2013. The net carrying amounts of the acquired loans were $17.0 million and $22.9 million at December 31, 2013 and 2012, respectively, and are included in the loan balances above.

The following table summarizes activity in the accretable loan premium component for the acquired loan portfolio:

	For The Years Ended December 31,
	2013	2012
	(Dollars in thousands)
Balance at beginning of year	$454	$491
Loan premium amortization	(80)	(90)
Changes in expected cash flows due to paydowns	—	53
Balance at end of year	$374	$454

Residential real estate loans aggregating $22.7 million and $11.4 million at December 31, 2013 and 2012, respectively, were pledged as collateral on deposits of municipalities. Qualified first mortgages held by Union may also be pledged as collateral for borrowings from the FHLB of Boston under a blanket lien.

A summary of current, past due and nonaccrual loans as of the balance sheet dates follows:

December 31, 2013	Current	30-59 Days	60-89 Days	90 Days and over and accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$153,469	$3,371	$1,247	$262	$1,092	$159,441
Construction real estate	30,513	300	59	—	26	30,898
Commercial real estate	207,429	1,117	1,938	—	234	210,718
Commercial	20,326	195	—	—	48	20,569
Consumer	5,295	66	—	1	34	5,396
Municipal	34,091	—	—	—	—	34,091
Total	$451,123	$5,049	$3,244	$263	$1,434	$461,113

December 31, 2012	Current	30-59 Days	60-89 Days	90 Days and over and accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$148,479	$2,573	$1,274	$296	$2,316	$154,938
Construction real estate	35,944	24	6	—	44	36,018
Commercial real estate	193,079	2,943	812	—	406	197,240
Commercial	20,541	811	39	—	72	21,463
Consumer	6,012	31	10	11	1	6,065
Municipal	28,421	—	—	—	—	28,421
Total	$432,476	$6,382	$2,141	$307	$2,839	$444,145

Aggregate interest on nonaccrual loans not recognized was $1.1 million and $1.0 million for the years ended December 31, 2013 and 2012, respectively.

Note 7.  Allowance for Loan Losses and Credit Quality

Changes in the Allowance for loan losses, by class of loans, were as follows for the years ended:

December 31, 2013	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2012	$1,291	$456	$2,532	$159	$39	$30	$150	$4,657
Provision (credit) for loan losses	293	(62)	77	22	(21)	5	(9)	305
Recoveries of amounts charged off	13	12	35	6	21	—	—	87
	1,597	406	2,644	187	39	35	141	5,049
Amounts charged off	(346)	(16)	—	(24)	(16)	—	—	(402)
Balance, December 31, 2013	$1,251	$390	$2,644	$163	$23	$35	$141	$4,647

December 31, 2012	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2011	$1,250	$367	$2,278	$232	$60	$21	$18	$4,226
Provision (credit) for loan losses	152	110	349	(79)	(13)	9	132	660
Recoveries of amounts charged off	8	12	—	6	17	—	—	43
	1,410	489	2,627	159	64	30	150	4,929
Amounts charged off	(119)	(33)	(95)	—	(25)	—	—	(272)
Balance, December 31, 2012	$1,291	$456	$2,532	$159	$39	$30	$150	$4,657

The allocation of the Allowance for loan losses, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates was as follows:

December 31, 2013	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$46	$13	$278	$—	$—	$—	$—	$337
Collectively evaluated for impairment	1,205	377	2,366	163	23	35	141	4,310
Total allocated	$1,251	$390	$2,644	$163	$23	$35	$141	$4,647

December 31, 2012	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$49	$18	$53	$—	$—	$—	$—	$120
Collectively evaluated for impairment	1,242	438	2,479	159	39	30	150	4,537
Total allocated	$1,291	$456	$2,532	$159	$39	$30	$150	$4,657

Despite the allocation shown in the tables above, the Allowance for loan losses is general in nature and is available to absorb losses from any loan type.

The recorded investment in loans, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates was as follows:

December 31, 2013	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$821	$348	$4,219	$109	$—	$—	$5,497
Collectively evaluated for impairment	151,297	30,550	197,696	20,145	5,264	33,627	438,579
	152,118	30,898	201,915	20,254	5,264	33,627	444,076
Acquired loans	7,323	—	8,803	315	132	464	17,037
Total	$159,441	$30,898	$210,718	$20,569	$5,396	$34,091	$461,113

December 31, 2012	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$703	$145	$3,427	$127	$—	$—	$4,402
Collectively evaluated for impairment	144,921	35,866	181,406	20,851	5,846	27,913	416,803
	145,624	36,011	184,833	20,978	5,846	27,913	421,205
Acquired loans	9,314	7	12,407	485	219	508	22,940
Total	$154,938	$36,018	$197,240	$21,463	$6,065	$28,421	$444,145

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

The following tables summarize the loan ratings applied to the Company's loans by class as of the balance sheet dates:

December 31, 2013	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$141,909	$29,648	$145,225	$17,309	$5,180	$33,627	$372,898
Satisfactory/Monitor	7,953	891	50,198	2,694	82	—	61,818
Substandard	2,256	359	6,492	251	2	—	9,360
	152,118	30,898	201,915	20,254	5,264	33,627	444,076
Acquired loans	7,323	—	8,803	315	132	464	17,037
Total	$159,441	$30,898	$210,718	$20,569	$5,396	$34,091	$461,113

December 31, 2012	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$134,737	$30,115	$130,956	$18,258	$5,722	$27,913	$347,701
Satisfactory/Monitor	7,749	5,751	46,174	2,476	102	—	62,252
Substandard	3,138	145	7,703	244	22	—	11,252
	145,624	36,011	184,833	20,978	5,846	27,913	421,205
Acquired loans	9,314	7	12,407	485	219	508	22,940
Total	$154,938	$36,018	$197,240	$21,463	$6,065	$28,421	$444,145

Acquired loans are risk rated, as appropriate, according to the Company's loan rating system, but such ratings are not taken into account in establishing the allowance for loan losses. Rather, in accordance with applicable accounting principles, acquired loans are initially recorded at fair value, determined based upon an estimate of the amount and timing of both principal and interest cash flows expected to be collected and discounted using a market interest rate, which includes an estimate of future credit losses expected to be incurred over the life of the portfolio. The primary credit quality indicator for acquired loans is whether there has been a decrease in expected cash flows. Monitoring of this portfolio is ongoing to determine if there is evidence of deterioration in credit quality since acquisition. As of December 31, 2013, there was no allowance for loan losses for acquired loans.

The following table provides information with respect to impaired loans by class of loan as of and for the year ended December 31, 2013:

	December 31, 2013			For The Year Ended December 31, 2013
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With an allowance recorded:
Residential real estate	$437	$451	$46
Construction real estate	322	322	13
Commercial real estate	2,534	2,534	278
	3,293	3,307	337
With no allowance recorded:
Residential real estate	384	612	—
Construction real estate	26	48	—
Commercial real estate	1,685	1,742	—
Commercial	109	109	—
	2,204	2,511	—

Total:
Residential real estate	821	1,063	46	$871	$19
Construction real estate	348	370	13	267	9
Commercial real estate	4,219	4,276	278	4,499	239
Commercial	109	109	—	118	7
Total	$5,497	$5,818	$337	$5,755	$274
____________________

(1)	Does not reflect government guaranties on impaired loans as of December 31, 2013 totaling $669 thousand.

The following table provides information with respect to impaired loans by class of loan as of and for the year ended December 31, 2012:

	December 31, 2012			For The Year Ended December 31, 2012
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With an allowance recorded:
Residential real estate	$354	$360	$49
Construction real estate	145	150	18
Commercial real estate	2,380	2,411	53
	2,879	2,921	120
With no allowance recorded:
Residential real estate	349	491	—
Commercial real estate	1,047	1,133	—
Commercial	127	127	—
	1,523	1,751	—

Total:
Residential real estate	703	851	49	$529	$9
Construction real estate	145	150	18	46	1
Commercial real estate	3,427	3,544	53	2,514	115
Commercial	127	127	—	51	2
Total	$4,402	$4,672	$120	$3,140	$127
____________________

(1)	Does not reflect government guaranties on impaired loans as of December 31, 2012 totaling $770 thousand.

The following is a summary of TDR loans by class of loan as of the balance sheet dates:

	December 31, 2013		December 31, 2012
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
Residential real estate	4	$402	5	$479
Construction real estate	3	349	2	145
Commercial real estate	2	489	3	2,226
Total	9	$1,240	10	$2,850

The TDR loans above represent loan modifications in which a concession was provided to the borrower, including due date extensions, maturity date extensions, interest rate reductions or the forgiveness of accrued interest. TDR loans are classified as impaired and a specific reserve amount is allocated to the allowance on the basis of the fair value of the collateral for collateral dependent loans, an observable market price, or the present value of anticipated future cash flows.

The following table provides new TDR activity by class of loan for the years ended December 31, 2013 and 2012:

	New TDRs During the			New TDRs During the
	Year Ended December 31, 2013			Year Ended December 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Residential real estate	—	$—	$—	2	$91	$91
Construction real estate	1	188	221	2	145	145
Commercial real estate	—	—	—	2	513	513

There were no TDR loans modified within the previous twelve months that had subsequently defaulted during the years ended December 31, 2013 or 2012. TDR loans are considered defaulted at 90 days past due.

At December 31, 2013 and 2012, the Company was not committed to lend any additional funds to borrowers whose loans were nonperforming, impaired or restructured.

Note 8.  Premises and Equipment
The major classes of premises and equipment and accumulated depreciation at December 31, were as follows:

	2013	2012
	(Dollars in thousands)
Land and land improvements	$2,436	$2,411
Building and improvements	9,774	9,699
Furniture and equipment	6,842	6,515
Construction in progress and deposits on equipment	710	202
	19,762	18,827
Less accumulated depreciation	(9,084)	(8,538)
	$10,678	$10,289
Depreciation included in Occupancy and Equipment expenses amounted to $902 thousand and $887 thousand for the years ended December 31, 2013 and 2012, respectively.

The Company is obligated under noncancelable operating leases for premises that expire in various years through the year 2018. Options to renew for additional periods are available with these leases. Future minimum rental commitments for these leases with original or remaining terms of one year or more at December 31, 2013 were as follows:

(Dollars in thousands)
2014	$99
2015	79
2016	79
2017	39
2018	19
$315
Rent expense for 2013 and 2012 amounted to $120 thousand and $154 thousand, respectively. Occupancy expense is shown in the consolidated statements of income, net of rental income of $217 thousand and $166 thousand in 2013 and 2012, respectively.

Note 9. Goodwill and Other Intangible Assets

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

Amortization expense for the core deposit intangible was $171 thousand for 2013 and 2012. The amortization expense is included in other noninterest expenses and is deductible for tax purposes. As of December 31, 2013, the remaining amortization expense related to the core deposit intangible, absent any future impairment, is expected to be as follows:

(Dollars in thousands)
2014	$171
2015	171
2016	171
2017	171
2018	171
Thereafter	412
Total	$1,267

Note 10.  Other Real Estate Owned

There were five properties valued in the aggregate at $559 thousand in other real estate owned at December 31, 2013 and 12 properties valued in the aggregate at $1.1 million at December 31, 2012, which are included in Other assets. There was an allowance for losses on other real estate owned of $104 thousand and $228 thousand which have been netted out of the foregoing values at December 31, 2013 and 2012, respectively, and have been charged to earnings in Other expenses in the applicable period.

Note 11.  Investment in Real Estate Limited Partnerships

The Company has purchased from time to time various limited partnership interests established to acquire, own and rent residential housing for elderly, low or moderate income individuals in northern Vermont and northwestern New Hampshire. The carrying values of investments carried at equity were $3.1 million and $3.8 million at December 31, 2013 and 2012, respectively. There was no capital contribution payable at December 31, 2013 or December 31, 2012. The provision for undistributed net losses of the partnerships charged to earnings was $690 thousand for 2013 and $660 thousand for 2012. The federal income tax credits related to these investments were $631 thousand and $597 thousand for the years ended December 31, 2013 and 2012, respectively, and are recorded as a reduction of the Provision for income taxes. With the filing of our 2012 income tax return, an additional $44 thousand of low income housing tax credits were recorded during the year ended December 31, 2013 as the result of a carryover from a prior period.

Note 12. Deposits

The following is a summary of interest bearing deposits at December 31:

	2013	2012
	(Dollars in thousands)
Interest bearing checking accounts	$99,435	$103,422
Savings and money market accounts	170,179	170,083
Time deposits, $100,000 and over	88,864	74,315
Other time deposits	72,629	78,458
	$431,107	$426,278

The following is a summary of time deposits by maturity at December 31, 2013:

(Dollars in thousands)
2014	$116,357
2015	21,046
2016	13,456
2017	6,420
2018	4,214
$161,493

Note 13. Borrowed Funds

Borrowed funds were comprised of option advance borrowings from the FHLB of Boston of $11.8 million at December 31, 2013 and 2012 and secured customer repurchase agreement sweeps of $1.4 million and $4.0 million at December 31, 2013 and 2012, respectively.

The FHLB of Boston option advance borrowings are a mix of straight bullets, balloons and amortizers with maturities through 2026. All of the FHLB of Boston borrowings had fixed interest rates ranging from 0.99% to 5.52% at December 31, 2013 and 2012. The weighted average interest rates on the borrowings were 3.33% and 3.98% at December 31, 2013 and 2012, respectively.

The contractual payments due for FHLB of Boston option advance borrowings as of December 31, 2013 were as follows:

(Dollars in thousands)
2014	$356
2015	372
2016	2,390
2017	2,957
2018	4,857
Thereafter	894
$11,826

As of December 31, 2013, the Bank's total FHLB of Boston borrowing capacity, based on its holdings of FHLB of Boston stock, was $28.7 million, of which $16.9 million was unused and available for additional borrowings of either a short-term or long-term nature.

Collateral on FHLB of Boston borrowings consists of FHLB of Boston stock purchased by Union, all funds placed on deposit with the FHLB of Boston, qualified first mortgages held by Union, and any additional holdings which may be pledged as security.

In addition to its borrowing arrangements with the FHLB of Boston, Union maintains preapproved Federal Funds lines of credit with correspondent banks totaling $12.0 million. Interest on these borrowings is payable daily and charged at the federal funds rate at the time of the borrowing. Union also maintains a $15.0 million repurchase agreement line of credit and has access to the Federal Reserve discount window. There were no outstanding borrowings on the Federal Funds purchase lines, repurchase agreement line, or at the discount window at December 31, 2013 or 2012.

Secured customer repurchase agreement sweeps amounted to $1.4 million and $4.0 million at December 31, 2013 and 2012, respectively. These agreements are collateralized by U.S. Government-sponsored enterprise securities with a book value of $2.0 million and fair value of $1.9 million at December 31, 2013 and a book value of $4.4 million and fair value of $4.5 million at December 31, 2012. The average daily balance of these repurchase agreement sweeps was $2.6 million and $3.3 million during 2013 and 2012 with weighted average interest rates of 0.39% and 0.51%, respectively. The maximum borrowings outstanding on these agreements during 2013 and 2012 was $6.1 million and $6.6 million, respectively. These repurchase agreements mature the next business day and carried weighted average interest rates of 0.24% and 0.38% as of December 31, 2013 and 2012, respectively.

Note 14.  Income Taxes

The components of the Provision for income taxes for the years ended December 31, were as follows:

	2013	2012
	(Dollars in thousands)
Current tax provision	$1,281	$2,449
Deferred tax provision (benefit)	581	(786)
	$1,862	$1,663

The total provision for income taxes differs from the amounts computed at the statutory federal income tax rate of 34% primarily due to the following for the years ended December 31:

	2013	2012
	(Dollars in thousands)
Computed “expected” tax expense	$3,059	$2,892
Tax exempt interest	(496)	(510)
Increase in cash surrender value of life insurance	(44)	(135)
Tax credits	(675)	(597)
Other	18	13
	$1,862	$1,663

Listed below are the significant components of the net deferred tax asset at December 31:

	2013	2012
	(Dollars in thousands)
Components of the deferred tax asset
Bad debts	$1,422	$1,405
Nonaccrual loan interest	—	353
Deferred compensation	364	384
Net pension liability	—	923
Core deposit intangible	50	31
Unrealized loss on investment securities available-for-sale	264	—
Other	219	329
Total deferred tax asset	2,319	3,425

Components of the deferred tax liability
Depreciation	(476)	(482)
Mortgage servicing rights	(447)	(368)
Limited partnership investments	(103)	(134)
Unrealized gain on investment securities available-for-sale	—	(262)
Goodwill	(130)	(80)
Net prepaid pension benefit	(719)	—
Total deferred tax liability	(1,875)	(1,326)
Net deferred tax asset	$444	$2,099

Deferred tax assets are recognized subject to management's judgment that it is more likely than not that the deferred tax asset will be realized. Based on the temporary taxable items, historical taxable income and estimates of future taxable income, the Company believes that it is more likely than not that the deferred tax assets at December 31, 2013 will be realized and therefore no valuation allowance is warranted.

Net deferred income tax assets are included in Other assets in the consolidated balance sheet at December 31, 2013 and 2012.

Based on management's evaluation, management has concluded that there were no significant uncertain tax positions requiring recognition in the Company's financial statements at December 31, 2013 and 2012. The Company's 2011 corporate tax return was audited by the Internal Revenue Service ("IRS") during 2013. There was no material adjustment to the Company's tax liability as a result of the audit. The Company's tax years ended December 31, 2010 through 2012 are open to examination by the IRS under the applicable statute of limitations. The 2013 tax return has not yet been filed.

The Company may from time to time be assessed interest and/or penalties by federal or state tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company's financial results. In the event that the Company receives an assessment for interest and/or penalties, it will be classified in the financial statements as Other expenses.

Note 15.  Employee Benefit Plans

Defined Benefit Pension Plan: Union sponsors a noncontributory defined benefit pension plan covering all eligible employees employed prior to October 5, 2012. On that date, the Company closed The Union Bank Pension Plan ("Plan") to new participants and froze the accrual of retirement benefits for current participants. Union continues to maintain the frozen Plan and related Trust and continues to distribute benefits to participants at such time and in such manner as provided under the terms of the Plan. The Company will continue to recognize pension expense/benefit and cash funding obligations for the remaining life of the associated liability for the frozen benefits under the Plan. The Plan provides defined benefits based on years of service and final average salary prior to October 5, 2012, as defined by the Plan.

There was no minimum required contribution under the ERISA guidelines for 2013 and a $1.0 million minimum required contribution for 2012, which was satisfied by utilizing a portion of the pre-funding balance. Union measures defined benefit plan assets and obligations as of December 31, its fiscal year-end.

Union's policy is to accrue annually an amount equal to the actuarially calculated expense for future benefits. Information pertaining to the activity in the Plan is as follows:

Obligations and funded status at December 31:

	2013	2012
	(Dollars in thousands)
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$18,011	$19,823
Service cost	—	818
Interest cost	702	838
Actuarial gain	(2,228)	(3,009)
Benefits paid	(522)	(459)
Projected benefit obligation at end of year	15,963	18,011

Change in fair value of plan assets
Fair value of plan assets at beginning of year	15,258	14,144
Actuarial gain on plan assets	3,264	1,573
Benefits paid	(522)	(459)
Fair value of plan assets at end of year	18,000	15,258
Net prepaid (liability for) pension benefits	$2,037	$(2,753)

	2013	2012
	(Dollars in thousands)
Accumulated benefit obligation at December 31	$15,963	$18,011

The impact of the Plan activity for 2013 and 2012 on other comprehensive income is detailed in Note 23.

The Company uses the alternate amortization method for prior service costs, as provided in FASB ASC Topic 715, Employers' Accounting for Pensions.

Net periodic pension (benefit) cost for 2013 and 2012 consisted of the following components:

	2013	2012
	(Dollars in thousands)
Service cost	$—	$818
Interest cost on projected benefit obligation	702	838
Expected return on plan assets	(1,010)	(965)
Amortization of prior service cost	—	10
Amortization of net actuarial loss	189	494
Net periodic pension (benefit) cost	$(119)	$1,195

Weighted average assumptions used to determine pension benefit obligation were a discount rate of 4.84% and 3.95% for December 31, 2013 and December 31, 2012, respectively. No rate of compensation increase was utilized for 2013 or 2012 due to the freeze on benefit accruals.

Weighted average assumptions used to determine net periodic pension (benefit) cost for the years ended December 31, 2013 and 2012 were a discount rate of 3.95% and 3.85%, respectively, no rate of compensation increase for 2013 and actual wages paid to the freeze date of October 5, 2012 for 2012, and an expected long-term rate of return on plan assets of 6.75% for both years.

The overall expected long-term rate of return on assets is consistent with future expected long-term rate of inflation assumptions as well as consideration of historical asset returns and the current financial marketplace. The return is more conservative than the Plan's long-term actual results and is at a level that management believes is sustainable. The 2013 pension benefit obligation discount rate is based on the Plan's expected benefit payment stream utilizing December 2013 benchmark pension liability index yield curve spot rates and a review of published high quality bond indices.

Union's Plan asset allocations at December 31, 2013 and 2012, by asset category based on their fair values were as follows:

Asset Category	2013	2012
Cash and cash equivalents	2.5%	2.7%
Interest bearing deposits in banks	4.1%	6.0%
Debt securities	24.5%	19.8%
Equity securities	68.8%	18.1%
Mutual and exchange traded funds	0.1%	53.4%
Total	100.0%	100.0%

The investment philosophy for the Plan is to prudently invest the assets of the Plan and future contributions received in a diversified manner that will ensure the future pension benefits due to participants and beneficiaries over a long-term horizon as well as provide liquidity to pay current benefits. The Trustees of the Plan seek to protect the Plan assets through prudent asset allocation, FDIC insurance on a portion of plan assets, utilization of professional asset management and periodic reviews. Investments in stocks and fixed income investments are diversified in a way which is consistent with risk tolerance, investment objectives and current financial market risks.

In order to achieve this goal the investment objective is to maintain a mix of growth and income investments allocated as follows, with no more than 20% of the equity portion of the portfolio invested in foreign equities:

Equity securities and international mutual funds	55-70%
Debt securities	30-45%
Cash and cash equivalents	0-5%

There are no securities of the Company or Union held by the Plan. The assets of the Plan are managed by the Trust & Asset Management Division of Union with the advice of its registered investment adviser, under the guidance of the Plan's Trustees. There are no estimated employer contributions for 2014.

The fair values of the Plan's investments at December 31, 2013 and 2012, segregated by fair value hierarchy level, are summarized below:

		Fair Value Measurements
		December 31, 2013
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Interest bearing deposits in banks	$736	$—	$736	$—
U.S. Government	522	300	222	—
Corporate bonds	3,885	2,002	1,883	—
Marketable equity securities:
Information technology	1,505	1,505	—	—
Financial	2,271	2,271	—	—
Industrials	1,180	1,180	—	—
Healthcare	1,457	1,457	—	—
Consumer	3,888	3,888	—	—
Energy	1,778	1,778	—	—
Other	300	300	—	—
Total	$17,522	$14,681	$2,841	$—

		Fair Value Measurements
		December 31, 2012
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Interest bearing deposits in banks	$922	$—	$922	$—
U.S. Government	541	60	481	—
U.S. Government-sponsored enterprises	203	—	203	—
Corporate bonds	2,272	361	1,911	—
Marketable equity securities:
Information technology	554	554	—	—
Financial	301	301	—	—
Industrials	288	288	—	—
Healthcare	361	361	—	—
Consumer	695	695	—	—
Energy	397	397	—	—
Other	168	168	—	—
Mutual and exchange traded funds	8,112	8,112	—	—
Total	$14,814	$11,297	$3,517	$—

The fair values of the Plan assets are determined by an independent pricing service which, given the nature of the assets within the portfolio, is able to utilize quoted prices in an active market to value the majority of the assets held. The market inputs sought for assets without a specific quote listed, in approximate order of priority, include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications that vary by asset class. For certain security types, additional inputs may be used, or some standard inputs may not be applicable. There were no significant transfers in or out of Levels 1 and 2 for the year ended December 31, 2013.

The following table summarizes the estimated future benefit payments expected to be paid under the Plan:

(Dollars in thousands)
2014	$610
2015	621
2016	632
2017	662
2018	689
Years 2019 to 2023	4,125

Nonqualified Deferred Compensation Plans: The Company and Union have two nonqualified deferred compensation plans for directors and certain key officers. The 2008 Amended and Restated Nonqualified Deferred Compensation Plan of Union Bankshares, Inc. (“2008 Plan”) replaced a 1990 Plan that was not compliant with section 409A of the Internal Revenue Code. The Company accrued an expense of $8 thousand in 2013 and $17 thousand in 2012 under the 2008 Plan. The benefit obligations under the 2008 Plan represent general unsecured obligations of the Company and no assets are segregated for such payments. However, the Company and Union have purchased life insurance contracts on the lives of each participant in order to recoup the funding costs of these benefits. The benefits accrued under the 2008 Plan aggregated $835 thousand and $972 thousand at December 31, 2013 and 2012, respectively, and are included in Accrued interest and other liabilities. The cash surrender value of the life insurance policies purchased to recoup the funding costs under the 2008 Plan aggregated $1.2 million at both December 31, 2013 and 2012, and is included in Company-owned life insurance in the Company's consolidated balance sheet. A death benefit receivable of $806 thousand is included in Other assets as of December 31, 2012, and was collected in 2013.

An Executive Nonqualified Excess Plan was adopted in 2006 for directors and certain key officers. The 2006 Plan is a defined contribution plan which provides a means by which participants may elect to defer receipt of current compensation from the Company or its subsidiary in order to provide retirement or other benefits as selected in the individual adoption agreements. Participants may select among designated reference investments consisting of investment funds, with the performance of the participant's account mirroring the selected reference investment. Distributions are made only upon a qualifying distribution event, which may include a separation from service, death, disability or unforeseeable emergency, or upon a date specified in the participant's deferral election form. The 2006 Plan is intended to comply with the provisions of Section 409A of the Internal Revenue Code. The 2006 Plan is unfunded, representing a general unsecured obligation of the Company of $234 thousand and $158 thousand as of December 31, 2013 and 2012, respectively.

401(k) Plan: Union maintains a defined contribution 401(k) plan under which employees may elect to make tax deferred contributions of up to the IRS maximum from their annual salary. All employees meeting service requirements are eligible to participate in the plan. Union may make employer matching and profit-sharing contributions to the 401(k) plan at the discretion of the Board of Directors. Company contributions are fully vested after three years of service. Union amended its 401(k) plan effective January 1, 2013, to include "Safe Harbor" provisions requiring annual nondiscretionary minimum contributions to the plan for all eligible plan participants in an amount equal to 3% of eligible earnings of each eligible plan participant. Additionally, in 2013 and 2012, a discretionary profit-sharing contribution was made to the plan in an amount equal to 3% percent of each employee's eligible earnings as defined by the plan. The following table summarizes employer contributions for the years ended December 31, 2013 and 2012:

	2013	2012
	(Dollars in thousands)
Employer matching	$203	$191
Profit sharing	244	242
Safe harbor	272	—
Total	$719	$433

Note 16.  Incentive Stock Option Plan

Under the 2008 Incentive Stock Option Plan (“Plan”), the Company's Board of Directors may grant certain key employees incentive stock options to purchase shares of the Company's common stock. As of December 31, 2013, of the 50,000 shares authorized for option grants under the Plan, 25,000 shares remain available for future option grants.

The exercise price of the options under the Plan is equal to the market price of the stock at the date of grant; therefore, the intrinsic value of the options at the date of the grant is $0. All options have a one year requisite service period and vest after one year.

Options granted prior to 2012 have a five year contractual term, options issued in 2013 and 2012 have a seven year contractual term. There were 6,000 options granted in 2013 and in 2012. The compensation cost charged against income for the Plan was $12 thousand for 2013 and $8 thousand for 2012.

The fair value of each option award is estimated on the date of grant using a Black-Scholes based option valuation model. The estimated weighted average grant date fair values for options granted during 2013 and 2012 and the weighted average assumptions used are presented in the following table:

	2013	2012
Fair value per share	$3.52	$2.06
Expected volatility	37.25%	26.05%
Expected dividends	4.73%	5.10%
Risk free interest rate	1.55%	0.33%
Expected term (in years)	3.75	2.63
Vesting periods (in years)	1.00	1.00

Expected volatilities are based on historical volatilities of the market value of the Company's stock, and, possibly, other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is estimated from past exercise activity, and represents the period of time that granted options are expected to be outstanding. The risk free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve at the time of grant. The expected dividend rate is estimated by annualizing the last dividend paid divided by the closing price of the Company's stock on the grant date of the option.

The following summarizes the option activity under the 2008 Plan for the year ended December 31, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Period End Aggregate Intrinsic Value
Outstanding at January 1, 2013	11,800	$19.36
Granted	6,000	22.00
Exercised	(3,300)	18.88
Outstanding at December 31, 2013	14,500	$20.56	4.11	—
Exercisable at December 31, 2013	8,500	$19.55	2.10	—

Proceeds of $63 thousand were received from the exercise of options for 3,300 shares at weighted average price per share of $18.88 during 2013. Proceeds of $12 thousand were received from the exercise of options for 700 shares at $17.15 per share during 2012. The total intrinsic value of the options exercised was $7 thousand and $1 thousand for 2013 and 2012, respectively.

As of December 31, 2013, there was $19 thousand of unrecognized compensation cost related to unvested stock options granted under the Plan which will be recognized in 2014.

Note 17.  Financial Instruments With Off-Balance-Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, interest rate caps and floors written on adjustable-rate loans, commitments to participate in or sell loans, commitments to buy or sell securities, guarantees on certain sold loans and risk-sharing commitments on certain sold loans under the Mortgage Partnership Finance ("MPF") program with the FHLB of Boston. At December 31, 2013 and 2012, the Company had binding loan commitments to sell residential mortgages at fixed rates totaling $3.5 million and $1.9 million, respectively. The fair market value of these commitments is not material to the Company's financial statements.

Such instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments and the potential impact on the Company's future financial position, financial performance and cash flow.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. For interest rate caps and floors embedded in adjustable-rate loans, the contract or notional amounts do not represent exposure to credit loss. The Company controls the risk of interest rate cap agreements through credit approvals, limits and monitoring procedures. Interest rate caps and floors on adjustable rate loans permit the Company to manage its interest rate risk and cash flow risk on these loans within parameters established by Company policy.

The Company generally requires collateral or other security to support financial instruments with credit risk. The following table shows financial instruments outstanding whose contract amount represents credit risk at December 31:

	Contract or Notional Amount
	2013	2012
	(Dollars in thousands)
Commitments to originate loans	$28,900	$7,320
Unused lines of credit	58,283	60,228
Standby and commercial letters of credit	1,633	1,886
Credit card arrangement	1,151	1,008
MPF credit enhancement obligation, net (See Note 18)	461	307
Commitment to purchase investment in a real estate limited partnership	505	—
Commitment to purchase investment securities	—	1,021
Total	$90,933	$71,770

Commitments to extend credit are agreements to lend to a customer at either a fixed or variable interest rate as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates within 90 days of the commitment. Unused lines of credit are generally renewable at least annually except for home equity lines which usually have a specified draw period followed by a specified repayment period. Unused lines may have other termination clauses and may require payment of a fee.

Since many of the commitments and lines are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, upon issuance of a commitment to extend credit is based on management's credit evaluation of the customer. Collateral held varies but may include real estate, accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are issued to support the customer's private borrowing arrangements or guarantee the customer's contractual performance on behalf of a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers and the Company evaluates each customer's creditworthiness on a case-by-case basis. The fair value of standby letters of credit has not been included in the Company's consolidated balance sheet for either year as the fair value is immaterial.

The Company did not hold or issue derivative instruments or hedging instruments during the years ended December 31, 2013 and 2012.

Note 18. Commitments and Contingencies
Contingent Liabilities: The Company sells 1-4 family residential loans under the MPF program with FHLB of Boston (See Note 17). Under this program the Company shares in the credit risk of each mortgage, while receiving fee income in return. The Company is responsible for a Credit Enhancement Obligation ("CEO") based on the credit quality of these loans. FHLB of Boston funds a First Loss Account ("FLA") based on the Company's outstanding MPF mortgage balances. This creates a laddered approach to sharing in any losses. In the event of default, homeowner's equity and private mortgage insurance, if any, are the first sources of repayment; the FHLB of Boston's FLA funds are then utilized, followed by the member's CEO, with the balance the responsibility of FHLB of Boston. These loans meet specific underwriting standards of the FHLB of Boston. As of December 31, 2013, the Company had sold $20.8 million in loans through the MPF program since inception of its participation in the program, with an outstanding balance of $15.7 million as of such date.

The volume of loans sold to the MPF program and the corresponding credit obligation are closely monitored by management. As of December 31, 2013 and 2012, the notional amount of the maximum contingent contractual liability related to this program was $484 thousand and $339 thousand, respectively, of which $23 thousand and $32 thousand had been recorded as a reserve through Accrued interest and other liabilities at December 31, 2013 and 2012, respectively.

Legal Contingencies: In the normal course of business, the Company is involved in various legal and other proceedings. In the opinion of management, after consulting with the Company's legal counsel, any liability resulting from such proceedings is not expected to have a material adverse effect on the Company’s consolidated financial statements.

Note 19. Fair Value Measurements and Disclosures
The following is a description of the valuation methodologies used for the Company’s assets that are measured on a recurring basis at estimated fair value:

Investment securities available-for-sale: Certain corporate debt securities, marketable equity securities and mutual funds have been valued using unadjusted quoted prices from active markets and therefore have been classified as Level 1. However, the majority of the Company’s investment securities available-for-sale have been valued utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service using market information. The fair value measurements consider observable data that may include market maker bids, quotes and pricing models. Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows.

Assets measured at fair value on a recurring basis at December 31, 2013 and 2012, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
December 31, 2013:
Investment securities available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$13,237	$—	$13,237	$—
Agency mortgage-backed	3,747	—	3,747	—
State and political subdivisions	12,164	—	12,164	—
Corporate	3,834	1,436	2,398	—
Total debt securities	32,982	1,436	31,546	—
Marketable equity securities	1,041	1,041	—	—
Mutual funds	258	258	—	—
Total	$34,281	$2,735	$31,546	$—

December 31, 2012:
Investment securities available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$4,519	$—	$4,519	$—
Agency mortgage-backed	1,379	—	1,379	—
State and political subdivisions	10,462	—	10,462	—
Corporate	3,300	2,529	771	—
Total debt securities	19,660	2,529	17,131	—
Marketable equity securities	797	797	—	—
Mutual funds	173	173	—	—
Total	$20,630	$3,499	$17,131	$—

There were no significant transfers in or out of Levels 1 and 2 for the year ended December 31, 2013. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as impaired loans, investment securities held-to-maturity, mortgage servicing rights and other real estate owned, were not considered material at December 31, 2013 or 2012. The Company has not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.

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

The following methods and assumptions were used by the Company in estimating the fair value of its significant financial instruments:

Cash and cash equivalents: The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents approximate those assets' fair values and are classified as Level 1.

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

Accrued interest receivable and payable: The carrying amounts of accrued interest approximate their fair values and are classified as Level 1, 2 or 3 in accordance with the classification of the related principal's valuation.

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

Borrowed funds: The fair values of the Company’s short-term debt approximate the carrying amounts reported in the consolidated balance sheet, resulting in a Level 1 classification. The fair values of the Company’s long-term debt are estimated using discounted cash flow analysis based on interest rates currently being offered on similar debt instruments, resulting in a Level 2 classification.

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

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	December 31, 2013
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$30,719	$30,719	$30,719	$—	$—
Interest bearing deposits in banks	17,613	17,721	—	17,721	—
Investment securities	45,492	44,645	2,735	41,910	—
Loans held for sale	3,840	3,905	—	3,905	—
Loans, net
Residential real estate	158,249	165,475	—	—	165,475
Construction real estate	30,519	30,675	—	—	30,675
Commercial real estate	208,011	212,834	—	—	212,834
Commercial	20,413	19,751	—	—	19,751
Consumer	5,375	5,387	—	—	5,387
Tax exempt	34,069	34,648	—	—	34,648
Accrued interest receivable	1,663	1,663	4	262	1,397
Nonmarketable equity securities	2,053	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	87,247	87,247	87,247	—	—
Interest bearing	269,614	269,614	—	269,614	—
Time	161,493	161,640	—	161,640	—
Borrowed funds
Short-term	1,390	1,390	1,390	—	—
Long-term	11,826	12,649	—	12,649	—
Accrued interest payable	295	295	—	295	—

	December 31, 2012
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$46,510	$46,510	$46,510	$—	$—
Interest bearing deposits in banks	21,922	22,158	—	22,158	—
Investment securities	26,126	26,107	3,499	22,608	—
Loans held for sale	11,014	11,313	—	11,313	—
Loans, net
Residential real estate	153,696	146,216	—	—	146,216
Construction real estate	35,573	41,364	—	—	41,364
Commercial real estate	194,630	195,419	—	—	195,419
Commercial	21,297	20,676	—	—	20,676
Consumer	6,027	6,192	—	—	6,192
Tax exempt	28,404	32,649	—	—	32,649
Accrued interest receivable	1,539	1,539	15	194	1,330
Nonmarketable equity securities	1,976	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	83,715	83,715	83,715	—	—
Interest bearing	273,505	273,509	—	273,509	—
Time	152,773	153,565	—	153,565	—
Borrowed funds
Short-term	3,989	3,989	3,989	—	—
Long-term	11,758	14,272	—	14,272	—
Accrued interest payable	300	300	—	300	—

The carrying amounts in the preceding tables are included in the consolidated balance sheets under the applicable captions.

Note 20.  Transactions with Related Parties

The Company has had, and may be expected to have in the future, banking transactions in the ordinary course of business with principal stockholders, directors, principal officers, their immediate families and affiliated companies in which they are principal stockholders (commonly referred to as related parties), all of which have been, in the opinion of management, on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated parties and which do not represent more than the normal risk of collectability or present other unfavorable features.

Aggregate loan transactions with related parties for the years ended December 31 were as follows:

	2013	2012
	(Dollars in thousands)
Balance, January 1,	$3,563	$3,792
New loans and advances on lines	3,706	2,372
Repayments	(3,458)	(2,601)
Balance, December 31,	$3,811	$3,563
Balance available on lines of credit or loan commitments	$1,208	$1,083

None of these loans are past due, are in nonaccrual status or have been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. There were no loans to a related party that were considered classified at December 31, 2013 or 2012.

Deposit accounts with related parties were $1.4 million and $1.2 million at December 31, 2013 and 2012, respectively. The Trust & Asset Management Division of Union also invested $78 thousand in a FDIC insured certificate of deposit at December 31, 2013.

Note 21.  Regulatory Capital Requirements

The Company (on a consolidated basis) and Union are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's and Union's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Union must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and Union's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and Union to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2013 and 2012, the Company and Union met all capital adequacy requirements to which they were subject.

As of December 31, 2013 and 2012, the most recent notification from the FDIC categorized Union as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an insured depository institution must maintain minimum total risk based, Tier I risk based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the date of the most recent notification that management believes might result in an adverse change to Union's regulatory capital category. Prompt corrective action provisions are not applicable to bank holding companies.

Union's and the Company's regulatory capital amounts and ratios as of the balance sheet dates are presented in the following tables:

	Actual		Minimum For Capital Requirement		Minimum To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2013
Total capital to risk weighted assets
Union	$50,719	13.24%	$30,646	8.00%	$38,307	10.00%
Company	51,034	13.28%	30,743	8.00%	N/A	N/A
Tier I capital to risk weighted assets
Union	$45,948	11.99%	$15,329	4.00%	$22,993	6.00%
Company	46,254	12.04%	15,367	4.00%	N/A	N/A
Tier I capital to average assets
Union	$45,948	7.96%	$23,089	4.00%	$28,862	5.00%
Company	46,254	8.00%	23,127	4.00%	N/A	N/A

	Actual		Minimum For Capital Requirement		Minimum To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2012
Total capital to risk weighted assets
Union	$47,786	12.91%	$29,612	8.00%	$37,015	10.00%
Company	48,057	12.95%	29,688	8.00%	N/A	N/A
Tier I capital to risk weighted assets
Union	$43,133	11.65%	$14,810	4.00%	$22,214	6.00%
Company	43,392	11.69%	14,848	4.00%	N/A	N/A
Tier I capital to average assets
Union	$43,133	7.56%	$22,822	4.00%	$28,527	5.00%
Company	43,392	7.57%	22,928	4.00%	N/A	N/A

Dividends paid by Union are the primary source of funds available to the Company for payment of dividends to its stockholders. Union is subject to certain requirements imposed by federal banking laws and regulations, which among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by Union to the Company.

Note 22.  Treasury Stock

The basis for the carrying value of the Company's treasury stock is the purchase price of the shares at the time of purchase. Since May 2010, the Company has maintained a limited stock repurchase plan which authorizes the repurchase of up to 2,500 shares of its common stock each calendar quarter in open market purchases or privately negotiated transactions, as management may deem advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase program was most recently reauthorized in January 2014 and will expire on December 31, 2014 unless reauthorized. The Company repurchased 1,022 shares under this program, at a total cost of $21 thousand during 2013, while 1,823 shares, at a total cost of $36 thousand were repurchased under the program during 2012. Since inception, the Company has repurchased 7,849 shares of its common stock at prices ranging from $17.86 to $21.35 per share, at a total cost of $147 thousand.

Note 23. Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss), net of tax, at December 31 are:

	2013	2012
	(Dollars in thousands)
Net unrealized (loss) gain on investment securities available-for-sale	$(513)	$508
Defined benefit pension plan:
Net unrealized actuarial gain (loss)	590	(2,518)
Total	$77	$(2,010)

The following table discloses the tax effects allocated to each component of other comprehensive income for the years ended:

	December 31, 2013			December 31, 2012
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
	(Dollars in thousands)
Investment securities available-for-sale:
Net unrealized holding (losses) gains arising during the period on investment securities available-for-sale	$(1,548)	$526	$(1,022)	$91	$(31)	$60
Reclassification adjustment for net losses (gains) on investment securities available-for-sale realized in net income	1	—	1	(673)	229	(444)
Total	(1,547)	526	(1,021)	(582)	198	(384)
Defined benefit pension plan:
Net unrealized actuarial gain arising during the period	4,521	(1,538)	2,983	3,616	(1,229)	2,387
Reclassification adjustment for amortization of net actuarial loss realized in net income	189	(64)	125	494	(168)	326
Reclassification adjustment for amortization of prior service cost realized in net income	—	—	—	10	(3)	7
Total	4,710	(1,602)	3,108	4,120	(1,400)	2,720
Total other comprehensive income	$3,163	$(1,076)	$2,087	$3,538	$(1,202)	$2,336

The following table discloses information concerning the reclassification from other comprehensive income for the years ended December 31:

Reclassification Adjustment Description	2013	2012	Affected Line Item in Consolidated Statements of Income

Investment securities available-for-sale:
Net losses (gains) on investment securities available-for-sale	$1	$(673)	Net (losses) gains on sales of investment securities available-for-sale
Tax benefit	—	229	Provision for income taxes
	1	(444)	Net income
Defined benefit pension plan:
Net actuarial loss	189	494	Pension and other employee benefits
Prior service cost	—	10	Pension and other employee benefits
	189	504	Income before provision for income taxes
Tax expense	(64)	(171)	Provision for income taxes
	125	333	Net income
Total reclassifications	$126	$(111)	Net income

Note 24. Subsequent Events
Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to stockholders and others for general use and reliance in a form and format that complies with GAAP. Events occurring subsequent to December 31, 2013 have been evaluated as to their potential impact to the consolidated financial statements.

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

On January 15, 2014, Union Bankshares, Inc. declared a $0.26 per share regular quarterly cash dividend payable February 6, 2014 to stockholders of record on January 25, 2014.

Note 25.  Condensed Financial Information (Parent Company Only)

The following condensed financial statements are for Union Bankshares, Inc. (Parent Company Only), and should be read in conjunction with the consolidated financial statements of Union Bankshares, Inc. and Subsidiary.

UNION BANKSHARES, INC. (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS
December 31, 2013 and 2012

	2013	2012
	(Dollars in thousands)
ASSETS
Cash	$3	$46
Investment securities available-for-sale	164	125
Investment in subsidiary - Union	49,501	44,787
Other assets	914	884
Total assets	$50,582	$45,842

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Other liabilities	$762	$796
Total liabilities	762	796
STOCKHOLDERS' EQUITY
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,927,286 shares issued at December 31, 2013 and 4,923,986 shares issued at December 31, 2012	9,855	9,848
Additional paid-in capital	363	295
Retained earnings	43,405	40,772
Treasury stock at cost; 468,927 shares at December 31, 2013 and 467,905 shares at December 31, 2012	(3,880)	(3,859)
Accumulated other comprehensive income (loss)	77	(2,010)
Total stockholders' equity	49,820	45,046

Total liabilities and stockholders' equity	$50,582	$45,842

The investment in subsidiary is carried under the equity method of accounting. The investment in subsidiary and cash, which is on deposit with Union, have been eliminated in consolidation.

UNION BANKSHARES, INC. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF INCOME
Years Ended December 31, 2013 and 2012

	2013	2012
	(Dollars in thousands)
Revenues
Dividends - bank subsidiary - Union	$4,710	$4,700
Other income	33	104
Total revenues	4,743	4,804
Expenses
Interest	31	33
Stock based compensation expense	12	8
Administrative and other	323	326
Total expenses	366	367
Income before applicable income tax benefit and equity in undistributed net income of subsidiary	4,377	4,437
Applicable income tax benefit	(114)	(117)
Income before equity in undistributed net income of subsidiary	4,491	4,554
Equity in undistributed net income - Union	2,644	2,290
Net income	$7,135	$6,844

UNION BANKSHARES, INC. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2013 and 2012

	2013	2012
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,135	$6,844
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of Union	(2,644)	(2,290)
Stock based compensation expense	12	8
Increase in other assets	(38)	(95)
Decrease in other liabilities	(34)	(2)
Net cash provided by operating activities	4,431	4,465
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available-for-sale	(14)	(7)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(4,502)	(4,457)
Issuance of common stock	63	12
Purchase of treasury stock	(21)	(36)
Net cash used by financing activities	(4,460)	(4,481)
Net decrease in cash	(43)	(23)
CASH
Beginning of year	46	69
End of year	$3	$46
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Interest paid	$31	$33

Note 26.  Quarterly Financial Data (Unaudited)

A summary of financial data for each of the four quarters of 2013 and 2012 is presented below:

	Quarters in 2013 Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	(Dollars in thousands, except per share data)
Interest and dividend income	$5,937	$6,079	$6,232	$6,233
Interest expense	648	613	609	589
Net interest income	5,289	5,466	5,623	5,644
Provision for loan losses	60	75	95	75
Noninterest income	2,156	2,120	2,186	2,039
Noninterest expenses	5,179	5,222	5,096	5,724
Net income	1,737	1,797	2,073	1,528
Earnings per common share	$0.39	$0.40	$0.47	$0.34

	Quarters in 2012 Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	(Dollars in thousands, except per share data)
Interest and dividend income	$6,196	$6,185	$6,355	$6,292
Interest expense	910	853	815	773
Net interest income	5,286	5,332	5,540	5,519
Provision for loan losses	180	180	150	150
Noninterest income	1,903	2,168	2,888	3,566
Noninterest expenses	5,541	5,563	5,745	6,186
Net income	1,227	1,438	1,981	2,198
Earnings per common share	$0.28	$0.32	$0.44	$0.50

Note 27.  Noninterest Other Income and Noninterest Other Expenses

The components of noninterest other income and noninterest other expenses which are in excess of one percent of total revenues for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012
	(Dollars in thousands)
Income
Income from life insurance	$128	$397
Other income	366	349
Total other income	$494	$746

Expenses
ATM and debit card expense	$795	$730
Supplies and printing	351	395
Communications	339	323
Advertising and public relations	364	341
Vermont franchise tax	489	459
FDIC insurance assessment	306	351
Professional fees	512	424
Expenses of other real estate owned, net	274	489
Equity in losses of limited partnerships	690	660
Prepayment penalties on borrowings	169	890
Other expenses	2,438	2,466
Total other expenses	$6,727	$7,528

Independent Registered Public Accounting Firm Report

REPORT OF INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Union Bankshares, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Union Bankshares, Inc. and Subsidiary (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Union Bankshares, Inc. and Subsidiary as of December 31, 2013 and 2012, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Portland, Maine
March 28, 2014
Vermont Registration No. 92-0000278

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company's chief executive officer and chief financial officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2013. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.

Management's Report on Internal Control Over Financial Reporting. The Company's management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f). The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, the Company's management concluded that, as of December 31, 2013, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Item 9B. Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information from the Company's Proxy Statement for the 2014 Annual Meeting of Shareholders is hereby incorporated by reference:

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

The Company has adopted a Code of Ethics for Senior Financial Officers and the Chief Executive Officer and a Code of Ethics for all directors, officers and employees. A request for either of the Company's Code of Ethics can be made either in writing to

Kristy Adams Alfieri, Union Bankshares, Inc., PO Box 667, Morrisville, VT 05661, by email at ubexec@unionbankvt.com or can be found on the Company's investor relations page accessed via Union Bank's website at www.unionbankvt.com. The Company will make any legally required disclosures regarding amendments to, or waivers of provisions of its Codes of Ethics in accordance with the rules and regulations of the Securities and Exchange Commission including posting the codes on the Company's investor relations page accessed via Union Bank's website at www.unionbankvt.com.

Item 11. Executive Compensation

The following information from the Company's Proxy Statement for the 2014 Annual Meeting of Shareholders is hereby incorporated by reference:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following information from the Company's Proxy Statement for the 2014 Annual Meeting of Shareholders is hereby incorporated by reference:

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

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

The following information from the Company's Proxy Statement for the 2014 Annual Meeting of Shareholders is hereby incorporated by reference:

Information regarding transactions with management and directors under the caption “PROPOSAL I: TO ELECT DIRECTORS - Transactions with Management and Directors”.

Item 14. Principal Accountant Fees and Services

The following information from the Company's Proxy Statement for the 2014 Annual Meeting of Shareholders is hereby incorporated by reference:

Information on fees paid to the Independent Auditors set forth under the caption “PROPOSAL 3: RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS - Fees Paid to Independent Auditors”.

Description of Audit Committee pre-approval guidelines set forth under the caption “PROPOSAL 3: RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS - Fees Paid to Independent Auditors”.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Documents Filed as Part of this Report:

(1)	The following consolidated financial statements are included:

1)	Consolidated Balance Sheets at December 31, 2013 and 2012

2)	Consolidated Statements of Income for the years ended December 31, 2013 and 2012

3)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2013 and 2012

4)	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2013 and 2012

5)	Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012

6)	Notes to the Consolidated Financial Statements

7)	Report of Independent Registered Public Accounting Firm

(2)	The following exhibits are either filed herewith as part of this report, or are incorporated herein by reference:

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
101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) the audited consolidated balance sheets, (ii) the audited consolidated statements of income for the years ended December 31, 2013 and 2012, (iii) the audited consolidated statements of comprehensive income, (iv) the audited consolidated statement of changes in stockholders' equity, (v) the audited consolidated statements of cash flows and (vi) related notes.

____________________

*	denotes compensatory plan or agreement

**
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of March 31, 2014.

Union Bankshares, Inc.

By:	/s/ David S. Silverman	By:	/s/ Marsha A. Mongeon
	David S. Silverman		Marsha A. Mongeon
	Chief Executive Officer and President		Treasurer and Chief Financial/Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 31, 2014.

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

101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) the audited consolidated balance sheets, (ii) the audited consolidated statements of income for the years ended December 31, 2013 and 2012, (iii) the audited consolidated statements of comprehensive income, (iv) the audited consolidated statements of changes in stockholders' equity, (v) the audited consolidated statements of cash flows and (vi) related notes.

____________________

*	other than exhibits incorporated by reference to prior filings.

**
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.