Form 10-Q
period 2014-03-31
UNION BANKSHARES INC
filed 2014-05-14
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2014

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ]      No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 1, 2014:

Common Stock, $2 par value	4,459,462 shares

UNION BANKSHARES, INC.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets	(Dollars in thousands)
Cash and due from banks	$3,936	$5,223
Federal funds sold and overnight deposits	11,114	25,496
Cash and cash equivalents	15,050	30,719
Interest bearing deposits in banks	16,255	17,613
Investment securities available-for-sale	39,064	34,281
Investment securities held-to-maturity (fair value $12.6 million and $10.4 million at March 31, 2014 and December 31, 2013, respectively)	13,212	11,211
Loans held for sale	3,412	3,840
Loans	472,885	461,113
Allowance for loan losses	(4,694)	(4,647)
Net deferred loan costs	159	170
Net loans	468,350	456,636
Accrued interest receivable	1,992	1,663
Premises and equipment, net	10,749	10,678
Core deposit intangible	1,224	1,267
Goodwill	2,223	2,223
Investment in real estate limited partnerships	2,955	3,119
Company-owned life insurance	3,416	3,393
Other assets	8,223	8,800
Total assets	$586,125	$585,443
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$89,538	$87,247
Interest bearing	281,199	269,614
Time	146,920	161,493
Total deposits	517,657	518,354
Borrowed funds	13,750	13,216
Accrued interest and other liabilities	3,934	4,053
Total liabilities	535,341	535,623
Commitments and Contingencies
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,927,286 shares issued at March 31, 2014 and December 31, 2013	9,855	9,855
Additional paid-in capital	368	363
Retained earnings	44,009	43,405
Treasury stock at cost; 469,024 shares at March 31, 2014 and 468,927 shares at December 31, 2013	(3,882)	(3,880)
Accumulated other comprehensive income	434	77
Total stockholders' equity	50,784	49,820
Total liabilities and stockholders' equity	$586,125	$585,443
See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 1

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$5,762	$5,668
Interest on debt securities:
Taxable	205	110
Tax exempt	81	70
Dividends	15	16
Interest on federal funds sold and overnight deposits	4	13
Interest on interest bearing deposits in banks	45	60
Total interest and dividend income	6,112	5,937
Interest expense
Interest on deposits	472	518
Interest on borrowed funds	105	130
Total interest expense	577	648
Net interest income	5,535	5,289
Provision for loan losses	75	60
Net interest income after provision for loan losses	5,460	5,229
Noninterest income
Trust income	175	163
Service fees	1,272	1,189
Net gains on sales of investment securities available-for-sale	43	3
Net gains on sales of loans held for sale	433	667
Other income	40	134
Total noninterest income	1,963	2,156
Noninterest expenses
Salaries and wages	2,247	2,157
Pension and employee benefits	667	683
Occupancy expense, net	339	331
Equipment expense	387	426
Other expenses	1,549	1,582
Total noninterest expenses	5,189	5,179
Income before provision for income taxes	2,234	2,206
Provision for income taxes	470	469
Net income	$1,764	$1,737
Earnings per common share	$0.40	$0.39
Weighted average number of common shares outstanding	4,458,278	4,455,822
Dividends per common share	$0.26	$0.25

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 2

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Net income	$1,764	$1,737
Other comprehensive income (loss), net of tax:
Investment securities available-for-sale:
Net unrealized holding gains arising during the period on investment securities available-for-sale	385	9
Reclassification adjustment for net gains on investment securities available-for-sale realized in net income	(28)	(2)
Total	357	7
Defined benefit pension plan:
Net actuarial loss arising during the period	—	(33)
Total	—	(33)
Total other comprehensive income (loss)	357	(26)
Total comprehensive income	$2,121	$1,711

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 3

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Three Months Ended March 31, 2014 and 2013 (Unaudited)

	Common Stock
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances, December 31, 2013	4,458,359	$9,855	$363	$43,405	$(3,880)	$77	$49,820
Net income	—	—	—	1,764	—	—	1,764
Other comprehensive income	—	—	—	—	—	357	357
Cash dividends declared ($0.26 per share)	—	—	—	(1,160)	—	—	(1,160)
Stock based compensation expense	—	—	5	—	—	—	5
Purchase of treasury stock	(97)	—	—	—	(2)	—	(2)
Balances, March 31, 2014	4,458,262	$9,855	$368	$44,009	$(3,882)	$434	$50,784
Balances, December 31, 2012	4,456,081	$9,848	$295	$40,772	$(3,859)	$(2,010)	$45,046
Net income	—	—	—	1,737	—	—	1,737
Other comprehensive loss	—	—	—	—	—	(26)	(26)
Cash dividends declared ($0.25 per share)	—	—	—	(1,114)	—	—	(1,114)
Stock based compensation expense	—	—	3	—	—	—	3
Exercise of stock options	1,000	2	18	—	—	—	20
Purchase of treasury stock	(675)	—	—	—	(13)	—	(13)
Balances, March 31, 2013	4,456,406	$9,850	$316	$41,395	$(3,872)	$(2,036)	$45,653

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 4

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income	$1,764	$1,737
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	226	239
Provision for loan losses	75	60
Deferred income tax provision	82	141
Net amortization of investment securities	17	12
Equity in losses of limited partnerships	164	172
Stock based compensation expense	5	3
Net decrease (increase) in unamortized loan costs	11	(15)
Proceeds from sales of loans held for sale	20,767	34,345
Origination of loans held for sale	(19,906)	(33,492)
Net gains on sales of loans held for sale	(433)	(667)
Net gains on sales of investment securities available-for-sale	(43)	(3)
Write-downs of impaired assets	—	11
Net losses on sales of other real estate owned	10	5
Increase in accrued interest receivable	(329)	(274)
Amortization of core deposit intangible	43	43
Decrease in other assets	237	536
Decrease in other liabilities	(119)	(206)
Net cash provided by operating activities	2,571	2,647
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	1,848	1,787
Purchases	(490)	(2,140)
Investment securities held-to-maturity
Proceeds from maturities, calls and paydowns	—	500
Purchases	(2,000)	(2,996)
Investment securities available-for-sale
Proceeds from sales	2,462	510
Proceeds from maturities, calls and paydowns	100	1,636
Purchases	(6,780)	(8,539)
Redemption of nonmarketable stock	—	176
Net (increase) decrease in loans	(11,813)	5,146
Recoveries of loans charged off	13	11
Purchases of premises and equipment	(297)	(254)
Proceeds from sales of other real estate owned	42	367
Net cash used in investing activities	(16,915)	(3,796)

Union Bankshares, Inc. Page 5

Cash Flows From Financing Activities
Repayment of long-term debt	(87)	(179)
Net increase (decrease) in short-term borrowings outstanding	621	(1,036)
Net increase (decrease) in noninterest bearing deposits	2,291	(3,415)
Net increase (decrease) in interest bearing deposits	11,585	(6,856)
Net decrease in time deposits	(14,573)	(3,482)
Issuance of common stock	—	20
Purchase of treasury stock	(2)	(13)
Dividends paid	(1,160)	(1,114)
Net cash used in financing activities	(1,325)	(16,075)
Net decrease in cash and cash equivalents	(15,669)	(17,224)
Cash and cash equivalents
Beginning of period	30,719	46,510
End of period	$15,050	$29,286
Supplemental Disclosures of Cash Flow Information
Interest paid	$445	$581
Income taxes paid	$—	$50

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 6

UNION BANKSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Union Bankshares, Inc. and Subsidiary (the Company) as of March 31, 2014, and for the three months ended March 31, 2014 and 2013, have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information, general practices within the banking industry, and the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Company's sole subsidiary is Union Bank (Union). In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein, have been made. This information should be read in conjunction with the Company’s 2013 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ended December 31, 2014, or any other interim period.

Certain amounts in the 2013 consolidated financial statements have been reclassified to conform to the 2014 presentation.

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

Note 4. Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this ASU permit institutions to make accounting policy elections to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the ASU requires the investment to be accounted for as an equity method investment or a cost method investment. The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted.  Management has reviewed the ASU and does not believe that it will have a material effect on the Company's consolidated financial position or results of operations.

In January 2014, the FASB issued ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this ASU clarify that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The amendments in this ASU are effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Management has reviewed the ASU and does not believe that it will have a material effect on the Company's consolidated financial position or results of operations.

Union Bankshares, Inc. Page 7

Note 5. Goodwill and Other Intangible Assets
As a result of the acquisition of three New Hampshire branches in May 2011, the Company recorded goodwill amounting to $2.2 million. The goodwill is not amortizable. Goodwill is evaluated for impairment annually, in accordance with current authoritative accounting guidance. Management assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the Company, in total, is less than its carrying amount. Management is not aware of any such events or circumstances that would cause it to conclude that the fair value of the Company is less than its carrying amount.

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

Amortization expense for the core deposit intangible was $43 thousand for the three months ended March 31, 2014 and 2013. The amortization expense is included in other noninterest expense on the consolidated statement of income and is deductible for tax purposes. As of March 31, 2014, the remaining amortization expense related to the core deposit intangible, absent any future impairment, is expected to be as follows:

(Dollars in thousands)
2014	$128
2015	171
2016	171
2017	171
2018	171
Thereafter	412
Total	$1,224

Note 6. Investment Securities
Investment securities as of the balance sheet dates consisted of the following:

March 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$14,338	$5	$(708)	$13,635
Agency mortgage-backed	5,551	8	(53)	5,506
State and political subdivisions	12,398	351	(59)	12,690
Corporate	6,000	17	(96)	5,921
Total debt securities	38,287	381	(916)	37,752
Marketable equity securities	746	299	—	1,045
Mutual funds	267	—	—	267
Total	$39,300	$680	$(916)	$39,064
Held-to-maturity
U.S. Government-sponsored enterprises	$13,212	$—	$(574)	$12,638

Union Bankshares, Inc. Page 8

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$14,327	$11	$(1,101)	$13,237
Agency mortgage-backed	3,804	18	(75)	3,747
State and political subdivisions	11,930	328	(94)	12,164
Corporate	3,994	—	(160)	3,834
Total debt securities	34,055	357	(1,430)	32,982
Marketable equity securities	746	296	(1)	1,041
Mutual funds	258	—	—	258
Total	$35,059	$653	$(1,431)	$34,281
Held-to-maturity
U.S. Government-sponsored enterprises	$11,211	$2	$(849)	$10,364

Proceeds from the sale of securities available-for-sale were $2.5 million with gross realized gains of $43 thousand for the three months ended March 31, 2014. Proceeds from the sale of securities available-for-sale were $510 thousand with gross realized gains of $3 thousand for the three months ended March 31, 2013. There were no gross realized losses for the three months ended March 31, 2014 or 2013. The specific identification method is used to determine realized gains and losses on sales of securities available-for-sale.

The amortized cost and estimated fair value of debt securities by contractual scheduled maturity as of March 31, 2014 were as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Available-for-sale
Due in one year or less	$760	$758
Due from one to five years	2,585	2,630
Due from five to ten years	17,768	17,577
Due after ten years	11,623	11,281
	32,736	32,246
Agency mortgage-backed securities	5,551	5,506
Total debt securities available-for-sale	$38,287	$37,752
Held-to-maturity
Due from one to five years	$2,995	$2,969
Due from five to ten years	4,000	3,889
Due after ten years	6,217	5,780
Total debt securities held-to-maturity	$13,212	$12,638

Actual maturities may differ for certain debt securities that may be called by the issuer prior to the contractual maturity. Actual maturities usually differ from contractual maturities on agency mortgage-backed securities because the mortgages underlying the securities may be prepaid, usually without any penalties. Therefore, these agency mortgage-backed securities are shown separately and are not included in the contractual maturity categories in the above maturity summary.

Union Bankshares, Inc. Page 9

Information pertaining to all investment securities with gross unrealized losses as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

March 31, 2014	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
Debt securities:
U.S. Government-sponsored enterprises	22	$16,993	$(601)	9	$7,816	$(681)	31	$24,809	$(1,282)
Agency mortgage-backed	9	4,778	(53)	—	—	—	9	4,778	(53)
State and political subdivisions	7	2,297	(28)	2	574	(31)	9	2,871	(59)
Corporate	5	1,948	(23)	3	1,447	(73)	8	3,395	(96)
Total	43	$26,016	$(705)	14	$9,837	$(785)	57	$35,853	$(1,490)

December 31, 2013	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
Debt securities:
U.S. Government-sponsored enterprises	21	$16,213	$(1,292)	6	$4,839	$(658)	27	$21,052	$(1,950)
Agency mortgage-backed	6	2,844	(75)	—	—	—	6	2,844	(75)
State and political subdivisions	9	3,175	(72)	1	329	(22)	10	3,504	(94)
Corporate	6	2,420	(53)	3	1,414	(107)	9	3,834	(160)
Total debt securities	42	24,652	(1,492)	10	6,582	(787)	52	31,234	(2,279)
Marketable equity securities	—	—	—	1	13	(1)	1	13	(1)
Total	42	$24,652	$(1,492)	11	$6,595	$(788)	53	$31,247	$(2,280)
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

The Company has the ability to hold the investment securities that had unrealized losses at March 31, 2014 for the foreseeable future and no declines were deemed by management to be other-than-temporary.

Investment securities with a carrying amount of $3.6 million and $3.3 million at March 31, 2014 and December 31, 2013, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

Note 7.  Loans
Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their unpaid principal balances, adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.
Loan interest income is accrued daily on outstanding balances. The following accounting policies, related to accrual and nonaccrual loans, apply to all portfolio segments and loan classes, which the Company considers to be the same. The accrual of interest is normally discontinued when a loan is specifically determined to be impaired and/or management believes, after considering collection efforts and other factors, that the borrower's financial condition is such that collection of interest is doubtful. Generally, any unpaid interest previously accrued on those loans is reversed against current period interest income. A loan may be restored to accrual status when its financial status has significantly improved and there is no principal or interest past due. A loan may also be restored to accrual status if the borrower makes six consecutive monthly payments or the lump sum equivalent. Income on nonaccrual loans is generally not recognized unless a loan is returned to accrual status or after all principal has been collected. Interest income generally is not recognized on impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are generally recorded as a reduction of the loan principal balance. Delinquency status is determined based on contractual terms for all portfolio segments and loan classes. Loans past due 30 days or more are considered delinquent.
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
The following table summarizes activity in the accretable loan premium component for the acquired loan portfolio:

	For The Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$374	$454
Loan premium amortization	(20)	(20)
Balance at end of period	$354	$434
Loan premium amortization has been charged to Interest and fees on loans on the Company's consolidated statements of income for the periods reported. The remaining accretable loan premium component balance was $354 thousand at March 31, 2014 and $374 thousand at December 31, 2013. The balance of the nonaccretable credit risk component was $296 thousand at March 31, 2014 and December 31, 2013. The net carrying amounts of the acquired loans were $16.8 million and $17.0 million at March 31, 2014 and December 31, 2013, respectively, and are included in the loan balances below.

Union Bankshares, Inc. Page 11

The composition of Net loans as of the balance sheet dates were as follows:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Residential real estate	$159,514	$159,441
Construction real estate	30,542	30,898
Commercial real estate	216,324	210,718
Commercial	20,653	20,569
Consumer	4,555	5,396
Municipal	41,297	34,091
Gross loans	472,885	461,113
Allowance for loan losses	(4,694)	(4,647)
Net deferred loan costs	159	170
Net loans	$468,350	$456,636
Residential real estate loans aggregating $23.4 million and $22.7 million at March 31, 2014 and December 31, 2013, respectively, were pledged as collateral on deposits of municipalities. Qualifying residential first mortgage loans held by Union may be pledged as collateral for borrowings from the Federal Home Loan Bank (FHLB) of Boston under a blanket lien.

A summary of current, past due and nonaccrual loans as of the balance sheet dates follows:

March 31, 2014	Current	30-59 Days	60-89 Days	90 Days and Over and Accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$153,478	$4,601	$288	$80	$1,067	$159,514
Construction real estate	30,031	473	12	—	26	30,542
Commercial real estate	211,768	3,873	175	20	488	216,324
Commercial	20,561	45	—	—	47	20,653
Consumer	4,502	21	1	—	31	4,555
Municipal	41,297	—	—	—	—	41,297
Total	$461,637	$9,013	$476	$100	$1,659	$472,885

December 31, 2013	Current	30-59 Days	60-89 Days	90 Days and Over and Accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$153,469	$3,371	$1,247	$262	$1,092	$159,441
Construction real estate	30,513	300	59	—	26	30,898
Commercial real estate	207,429	1,117	1,938	—	234	210,718
Commercial	20,326	195	—	—	48	20,569
Consumer	5,295	66	—	1	34	5,396
Municipal	34,091	—	—	—	—	34,091
Total	$451,123	$5,049	$3,244	$263	$1,434	$461,113

Aggregate interest on nonaccrual loans not recognized was $1.0 million and $1.1 million as of March 31, 2014 and 2013, respectively, and $1.1 million as of December 31, 2013.

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

The allowance for loan losses is maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio as of the balance sheet date. The amount of the allowance is based on management's periodic evaluation of the collectability of the loan portfolio, including the nature, volume and risk characteristics of the portfolio, credit concentrations, trends in historical loss experience, estimated value of any underlying collateral, specific impaired loans and economic conditions. There has been no change to the methodology used to estimate the allowance for loan losses during the first quarter of 2014. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions or other relevant factors.

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

The allowance consists of specific, general and unallocated components. The specific component relates to the loans that are classified as impaired. Loans are evaluated for impairment and may be classified as impaired when management believes it is probable that the Company will not collect all the contractual interest and principal payments as scheduled in the loan agreement. Impaired loans may also include troubled loans that are restructured. A troubled debt restructuring (TDR) occurs when the Company, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that would otherwise not be granted. A TDR classification may result from the transfer of assets to the Company in partial satisfaction of a troubled loan, a modification of a loan's terms (such as reduction of stated interest rates below market rates, extension of maturity that does not conform to the Company's policies, reduction of the face amount of the loan, reduction of accrued interest, or reduction or deferment of loan payments ), or a combination. A specific reserve amount is allocated to the allowance for individual loans that have been classified as impaired based on management's estimate of the fair value of the collateral for collateral dependent loans, an observable market price, or the present value of anticipated future cash flows. The Company accounts for the change in present value attributable to the passage of time in the loan loss reserve. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer, real estate or small balance commercial loans for impairment evaluation, unless such loans are subject to a restructuring agreement or have been identified as impaired as part of a larger customer relationship. Management has established the threshold for individual impairment evaluation for commercial loans with balances greater than $500 thousand, based on an evaluation of the Company's historical loss experience on substandard commercial loans.

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

Union Bankshares, Inc. Page 13

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
Changes in the Allowance for loan losses, by class of loans, for the three months ended March 31, 2014 and 2013 were as follows:

For The Three Months Ended March 31, 2014	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2013	$1,251	$390	$2,644	$163	$23	$35	$141	$4,647
Provision (credit) for loan losses	21	(19)	(69)	5	(4)	8	133	75
Recoveries of amounts charged off	2	3	—	1	8	—	—	14
	1,274	374	2,575	169	27	43	274	4,736
Amounts charged off	(37)	—	—	—	(5)	—	—	(42)
Balance, March 31, 2014	$1,237	$374	$2,575	$169	$22	$43	$274	$4,694

For The Three Months Ended March 31, 2013	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2012	$1,291	$456	$2,532	$159	$39	$30	$150	$4,657
Provision (credit) for loan losses	(1)	(86)	190	15	(7)	2	(53)	60
Recoveries of amounts charged off	1	3	—	1	6	—	—	11
	1,291	373	2,722	175	38	32	97	4,728
Amounts charged off	(10)	—	—	—	(4)	—	—	(14)
Balance, March 31, 2013	$1,281	$373	$2,722	$175	$34	$32	$97	$4,714

Union Bankshares, Inc. Page 14

The allocation of the Allowance for loan losses, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates were as follows:

March 31, 2014	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$41	$3	$134	$—	$—	$—	$—	$178
Collectively evaluated for impairment	1,196	371	2,441	169	22	43	274	4,516
Total allocated	$1,237	$374	$2,575	$169	$22	$43	$274	$4,694

December 31, 2013	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$46	$13	$278	$—	$—	$—	$—	$337
Collectively evaluated for impairment	1,205	377	2,366	163	23	35	141	4,310
Total allocated	$1,251	$390	$2,644	$163	$23	$35	$141	$4,647

The recorded investment in loans, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates were as follows:

March 31, 2014	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$651	$348	$4,232	$106	$—	$—	$5,337
Collectively evaluated for impairment	151,749	30,194	203,271	20,291	4,442	40,833	450,780
	152,400	30,542	207,503	20,397	4,442	40,833	456,117
Acquired loans	7,114	—	8,821	256	113	464	16,768
Total	$159,514	$30,542	$216,324	$20,653	$4,555	$41,297	$472,885

December 31, 2013	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$821	$348	$4,219	$109	$—	$—	$5,497
Collectively evaluated for impairment	151,297	30,550	197,696	20,145	5,264	33,627	438,579
	152,118	30,898	201,915	20,254	5,264	33,627	444,076
Acquired loans	7,323	—	8,803	315	132	464	17,037
Total	$159,441	$30,898	$210,718	$20,569	$5,396	$34,091	$461,113

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

The following tables summarize the loan ratings applied to the Company's loans by class as of the balance sheet dates:

March 31, 2014	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$142,702	$28,066	$159,428	$17,835	$4,357	$40,833	$393,221
Satisfactory/Monitor	7,789	2,128	40,506	2,263	76	—	52,762
Substandard	1,909	348	7,569	299	9	—	10,134
Total	152,400	30,542	207,503	20,397	4,442	40,833	456,117
Acquired loans	7,114	—	8,821	256	113	464	16,768
Total	$159,514	$30,542	$216,324	$20,653	$4,555	$41,297	$472,885

December 31, 2013	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$141,909	$29,648	$145,225	$17,309	$5,180	$33,627	$372,898
Satisfactory/Monitor	7,953	891	50,198	2,694	82	—	61,818
Substandard	2,256	359	6,492	251	2	—	9,360
Total	152,118	30,898	201,915	20,254	5,264	33,627	444,076
Acquired loans	7,323	—	8,803	315	132	464	17,037
Total	$159,441	$30,898	$210,718	$20,569	$5,396	$34,091	$461,113

Acquired loans are risk rated, as appropriate, according to the Company's loan rating system, but such ratings are not taken into account in establishing the allowance for loan losses. Rather, in accordance with applicable accounting principles, acquired loans are initially recorded at fair value, determined based upon an estimate of the amount and timing of both principal and interest cash flows expected to be collected and discounted using a market interest rate, which includes an estimate of future credit losses expected to be incurred over the life of the portfolio. The primary credit quality indicator for acquired loans is whether there has been a decrease in expected cash flows. Monitoring of this portfolio is ongoing to determine if there is evidence of deterioration in credit quality since acquisition. As of March 31, 2014, there was no allowance for loan losses for acquired loans.

Union Bankshares, Inc. Page 16

The following table provides information with respect to impaired loans by class of loan as of and for the three months ended March 31, 2014:

	As of March 31, 2014			For The Three Months Ended March 31, 2014
	Recorded Investment	Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With an allowance recorded:
Residential real estate	$338	$347	$41
Construction real estate	101	101	3
Commercial real estate	2,194	2,195	134
	2,633	2,643	178
With no allowance recorded:
Residential real estate	313	482	—
Construction real estate	247	270	—
Commercial real estate	2,038	2,081	—
Commercial	106	106	—
	2,704	2,939	—
Total:
Residential real estate	651	829	41	$736	$5
Construction real estate	348	371	3	348	4
Commercial real estate	4,232	4,276	134	4,226	42
Commercial	106	106	—	107	2
Total	$5,337	$5,582	$178	$5,417	$53

The following table provides information with respect to impaired loans by class of loan as of and for the three months ended March 31, 2013:

	As of March 31, 2013			For The Three Months Ended March 31, 2013
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Total:
Residential real estate	$752	$907	$63	$728	$4
Construction real estate	142	148	23	143	1
Commercial real estate	3,397	3,519	57	3,412	29
Commercial	122	122	3	125	2
Total	$4,413	$4,696	$146	$4,408	$36
____________________

(1)	Does not reflect government guaranties on impaired loans as of March 31, 2013 totaling $761 thousand.

Union Bankshares, Inc. Page 17

The following table provides information with respect to impaired loans as of December 31, 2013:

	December 31, 2013
	Recorded Investment (1)	Principal Balance (1)	Related Allowance
	(Dollars in thousands)
With an allowance recorded:
Residential real estate	$437	$451	$46
Construction real estate	322	322	13
Commercial real estate	2,534	2,534	278
	3,293	3,307	337
With no allowance recorded:
Residential real estate	384	612	—
Construction real estate	26	48	—
Commercial real estate	1,685	1,742	—
Commercial	109	109	—
	2,204	2,511	—

Total:
Residential real estate	821	1,063	46
Construction real estate	348	370	13
Commercial real estate	4,219	4,276	278
Commercial	109	109	—
Total	$5,497	$5,818	$337
____________________

(1)	Does not reflect government guaranties on impaired loans as of December 31, 2013 totaling $669 thousand.

The following is a summary of TDR loans by class of loan as of the following dates:

	March 31, 2014		December 31, 2013
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
Residential real estate	4	$396	4	$402
Construction real estate	3	348	3	349
Commercial real estate	4	1,551	2	489
Total	11	$2,295	9	$1,240
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

Union Bankshares, Inc. Page 18

There was no new TDR activity during the three months ended March 31, 2013. The following table provides new TDR activity for the three months ended March 31, 2014:

	New TDRs During the
	Three Months Ended March 31, 2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Commercial real estate	2	$1,018	$1,068

There were no TDR loans modified within the previous twelve months that had subsequently defaulted during the three month periods ended March 31, 2014 or March 31, 2013. TDR loans are considered defaulted at 90 days past due.

At March 31, 2014 and December 31, 2013, the Company was not committed to lend any additional funds to borrowers whose loans were nonperforming, impaired or restructured.

Note 9. Defined Benefit Pension Plan

Union Bank, the Company’s sole subsidiary, sponsors a noncontributory defined benefit pension plan covering all eligible employees employed prior to October 5, 2012. On October 5, 2012, the Company closed The Union Bank Pension Plan ('Plan') to new participants and froze the accrual of retirement benefits for current participants. It is Union's current intent to continue to maintain the frozen Plan and related Trust and to distribute benefits to participants at such time and in such manner as provided under the terms of the Plan. The Company will continue to recognize pension (benefit) expense and cash funding obligations for the remaining life of the associated liability for the frozen benefits under the Plan. The Plan provides defined benefits based on years of service and final average salary prior to October 5, 2012.

Net periodic pension benefit credit for the three months ended March 31, 2014 and 2013 consisted of the following components:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Service cost	$—	$—
Interest cost on projected benefit obligation	193	175
Expected return on plan assets	(298)	(252)
Amortization of prior service cost	—	—
Amortization of net loss	—	—
Net periodic benefit credit	$(105)	$(77)

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

Union Bankshares, Inc. Page 19

As of the balance sheet dates, the components of Accumulated other comprehensive income, net of tax, were:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Net unrealized loss on investment securities available-for-sale	$(156)	$(513)
Defined benefit pension plan net unrealized actuarial gain	590	590
Total	$434	$77

The following table discloses the tax effects allocated to each component of other comprehensive income (loss) for the three months ended March 31:

	Three Months Ended
	March 31, 2014			March 31, 2013
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
	(Dollars in thousands)
Investment securities available-for-sale:
Net unrealized holding gains arising during the period on investment securities available-for-sale	$583	$(198)	$385	$14	$(5)	$9
Reclassification adjustment for net gains on investment securities available-for-sale realized in net income	(43)	15	(28)	(3)	1	(2)
Total	540	(183)	357	11	(4)	7
Defined benefit pension plan:
Net actuarial loss arising during the period	—	—	—	(49)	16	(33)
Total	—	—	—	(49)	16	(33)
Total other comprehensive income (loss)	$540	$(183)	$357	$(38)	$12	$(26)

The following table discloses information concerning the reclassification adjustments from other comprehensive income (loss) for the three months ended March 31:

	Three Months Ended
Reclassification Adjustment Description	March 31, 2014	March 31, 2013	Affected Line Item in Consolidated Statement of Income

Investment securities available-for-sale:
Net gains on investment securities available-for-sale	$(43)	$(3)	Net gains on sales of investment securities available-for-sale
Tax expense	15	1	Provision for income taxes
Total reclassifications	$(28)	$(2)	Net income

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

Union Bankshares, Inc. Page 20

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

Assets measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
March 31, 2014:
Investment securities available-for-sale (market approach)
Debt securities:
U.S. Government-sponsored enterprises	$13,635	$—	$13,635	$—
Agency mortgage-backed	5,506	—	5,506	—
State and political subdivisions	12,690	—	12,690	—
Corporate	5,921	4,444	1,477	—
Total debt securities	37,752	4,444	33,308	—
Marketable equity securities	1,045	1,045	—	—
Mutual funds	267	267	—	—
Total	$39,064	$5,756	$33,308	$—

December 31, 2013:
Investment securities available-for-sale (market approach)
Debt securities:
U.S. Government-sponsored enterprises	$13,237	$—	$13,237	$—
Agency mortgage-backed	3,747	—	3,747	—
State and political subdivisions	12,164	—	12,164	—
Corporate	3,834	1,436	2,398	—
Total debt securities	32,982	1,436	31,546	—
Marketable equity securities	1,041	1,041	—	—
Mutual funds	258	258	—	—
Total	$34,281	$2,735	$31,546	$—

Union Bankshares, Inc. Page 21

There were no significant transfers in or out of Levels 1 and 2 for the three months ended March 31, 2014. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as impaired loans, investment securities held-to-maturity, mortgage servicing rights and other real estate owned, were not considered material at March 31, 2014 or December 31, 2013. The Company has not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.

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

Loans: The fair values of loans are estimated for portfolios of loans with similar financial characteristics and segregated by loan class or segment. For variable-rate loan categories that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts adjusted for credit risk. The fair values for other loans (for example, fixed-rate residential, commercial real estate, and rental property mortgage loans as well as commercial and industrial loans) are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future cash flows, future expected loss experience and risk characteristics. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable. The fair value methods and assumptions that utilize unobservable inputs as defined by current accounting standards are classified as Level 3.

Accrued interest receivable and payable: The carrying amounts of accrued interest approximate their fair values and are classified as Level 1, 2, or 3 in accordance with the classification of the related principal's valuation.

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

Union Bankshares, Inc. Page 22

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

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	March 31, 2014
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$15,050	$15,050	$15,050	$—	$—
Interest bearing deposits in banks	16,255	16,281	—	16,281	—
Investment securities	52,276	51,702	5,756	45,946	—
Loans held for sale	3,412	3,487	—	3,487	—
Loans, net
Residential real estate	158,330	160,829	—	—	160,829
Construction real estate	30,178	30,502	—	—	30,502
Commercial real estate	213,548	218,616	—	—	218,616
Commercial	20,491	19,814	—	—	19,814
Consumer	4,535	4,586	—	—	4,586
Municipal	41,268	42,288	—	—	42,288
Accrued interest receivable	1,992	1,992	39	308	1,645
Nonmarketable equity securities	2,053	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$89,538	$89,538	$89,538	$—	$—
Interest bearing	281,199	281,199	—	281,199	—
Time	146,920	146,929	—	146,929	—
Borrowed funds
Short-term	2,011	2,011	2,011	—	—
Long-term	11,739	12,534	—	12,534	—
Accrued interest payable	427	427	—	427	—

Union Bankshares, Inc. Page 23

	December 31, 2013
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$30,719	$30,719	$30,719	$—	$—
Interest bearing deposits in banks	17,613	17,721	—	17,721	—
Investment securities	45,492	44,645	2,735	41,910	—
Loans held for sale	3,840	3,905	—	3,905	—
Loans, net
Residential real estate	158,249	165,475	—	—	165,475
Construction real estate	30,519	30,675	—	—	30,675
Commercial real estate	208,011	212,834	—	—	212,834
Commercial	20,413	19,751	—	—	19,751
Consumer	5,375	5,387	—	—	5,387
Municipal	34,069	34,648	—	—	34,648
Accrued interest receivable	1,663	1,663	4	262	1,397
Nonmarketable equity securities	2,053	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$87,247	$87,247	$87,247	$—	$—
Interest bearing	269,614	269,614	—	269,614	—
Time	161,493	161,640	—	161,640	—
Borrowed funds
Short-term	1,390	1,390	1,390	—	—
Long-term	11,826	12,649	—	12,649	—
Accrued interest payable	295	295	—	295	—
The carrying amounts in the preceding tables are included in the balance sheet under the applicable captions.

Note 12. Subsequent Events
Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with U.S. GAAP. Events occurring subsequent to March 31, 2014 have been evaluated as to their potential impact to the consolidated financial statements.

On April 16, 2014, the Company declared a regular quarterly cash dividend of $0.26 per share, payable May 8, 2014, to stockholders of record on April 26, 2014.

Union Bankshares, Inc. Page 24

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
GENERAL
The following discussion and analysis focuses on those factors that, in management's view, had a material effect on the financial position of Union Bankshares, Inc. (the Company) as of March 31, 2014 and December 31, 2013, and its results of operations for the three months ended March 31, 2014 and 2013. This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company's Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of the Company's management, the interim unaudited data reflects all adjustments, consisting only of normal recurring adjustments, and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim periods presented. Management is not aware of the occurrence of any events after March 31, 2014 which would materially affect the information presented.

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

Factors that may cause results or performance to differ materially from those expressed in forward-looking statements include, but are not limited to: (1) continuing general economic conditions and financial instability, either nationally, internationally, regionally or locally resulting from elevated unemployment rates, changes in monetary and fiscal policies, and adverse changes in the credit rating of U.S. government debt; (2) increased competitive pressures from tax-advantaged credit unions and other financial service providers in the Company's northern Vermont and northwestern New Hampshire market area or in the financial services industry generally, from increasing consolidation and integration of financial service providers, and from changes in technology and delivery systems; (3) interest rates change in such a way that continues to put pressure on the Company's margins, or result in lower fee income and lower gain on sale of real estate loans; (4) changes in laws or government rules, or the way in which courts or government agencies interpret or implement those laws or rules, that increase our costs of doing business or otherwise adversely affect the Company's business; (5) changes in federal or state tax policy; (6) the effect of federal and state health care reform efforts; (7) changes in the level of nonperforming assets and charge-offs; (8) changes in estimates of future reserve requirements based upon relevant regulatory and accounting requirements; (9) changes in information technology that require increased capital spending; (10) changes in consumer and business spending, borrowing and savings habits; (11) further changes to the calculation of the Company’s regulatory capital ratios which, among other things, would require additional regulatory capital, change the framework for risk-weighting of assets and require accumulated other comprehensive income to be reflected in regulatory capital; and (12) the effect of and changes in the United States monetary and fiscal policies, including interest rate policies and regulation of the money supply by the Federal Reserve Board (“FRB”).

When evaluating forward-looking statements to make decisions with respect to the Company, investors and others are cautioned to consider these and other risks and uncertainties, and are reminded not to place undue reliance on such statements. Investors should not consider the foregoing list of factors to be a complete list of risks or uncertainties. Forward-looking statements speak only as of the date they are made and the Company undertakes no obligation to update them to reflect new or changed information or events, except as may be required by federal securities laws.

Union Bankshares, Inc. Page 25

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

Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 for a more in-depth discussion of the Company's critical accounting policies. There have been no changes to the Company's critical accounting policies since the filing of that report.

OVERVIEW

The Company's net income was $1.8 million for the quarter ended March 31, 2014 compared to $1.7 million for the quarter ended March 31, 2013, an increase of $27 thousand, or 1.6%. These results reflected the net effect of an increase in net interest income of $246 thousand, or 4.7%, partially offset by a decrease in noninterest income of $193 thousand, or 9.0%, an increase in noninterest expenses of $10 thousand, or 0.2%, an increase in the provision for loan losses of $15 thousand, or 25.0%, and an increase in the provision for income taxes of $1 thousand.

The Company continues to face a challenging low interest rate environment as the prime rate has remained unchanged at 3.25% since December 2008. Total interest income increased $175 thousand, or 2.9%, to $6.1 million for the first quarter of 2014, versus $5.9 million for the first quarter of 2013, while interest expense decreased $71 thousand, or 11.0%, from $648 thousand for the first quarter of 2013 to $577 thousand for the first quarter of 2014. These changes in interest income and interest expense resulted in net interest income of $5.5 million for the first quarter of 2014, up $246 thousand, or 4.7%, from the first quarter of 2013 of $5.3 million.
Noninterest income decreased $193 thousand, or 9.0%, for the quarter due to lower net gains on sales of loans held for sale, which decreased $234 thousand, or 35.1%, from $667 thousand for the quarter ended March 31, 2013 to $433 thousand for the quarter ended March 31, 2014. The decrease in net gains was a result of a decrease in the volume of residential loans sold to the secondary market from $33.7 million in the first quarter of 2013 to $20.3 million in the first quarter of 2014, a decrease of $13.3 million, or 39.6%, as well as lower margins on sales. The decrease in net gains on sales of loans for the quarter was partially offset by an increase in service fees of $83 thousand, or 7.0%, between periods, an increase in gains on sales of investment securities available-for-sale of $40 thousand and an increase of 12 thousand in trust income.

Noninterest expenses increased $10 thousand, or 0.2%, for the three month period ended March 31, 2014 compared to the same period for 2013, resulting from an increase in salaries and wages of $90 thousand, or 4.2%, a decrease in pension and employee benefits of $16 thousand, or 2.3%, a decrease in equipment expenses of $39 thousand, or 9.2%, and a net decrease in other noninterest expenses of $25 thousand, or 0.6%, between periods.

The Company's effective tax rate decreased slightly to 21.0% for the three months ended March 31, 2014 from 21.3% for the same period in 2013, resulting from the increase in taxable income being offset by an increase in tax exempt income.

At March 31, 2014, the Company had total consolidated assets of $586.1 million, including gross loans and loans held for sale (total loans) of $476.3 million, deposits of $517.7 million, borrowed funds of $13.8 million and stockholders' equity of $50.8 million. The Company’s total assets increased $682 thousand, or 0.1%, from $585.4 million at December 31, 2013 to $586.1 million at March 31, 2014. Although total assets did not change significantly from December 31, 2013 to March 31, 2014, the asset mix changed with cash and cash equivalents decreasing $15.7 million, net loans and loans held for sale increasing $11.3 million and investment securities increasing $6.8 million compared to levels at December 31, 2013.

Net loans and loans held for sale increased $11.3 million, or 2.5%, to $471.8 million, or 80.5%, of total assets at March 31, 2014, compared to $460.5 million, or 78.7%, of total assets at December 31, 2013. The increase is primarily attributable to growth in commercial real estate and municipal loans.

Union Bankshares, Inc. Page 26

Deposits decreased $697 thousand, or 0.1%, from $518.4 million at December 31, 2013 to $517.7 million at March 31, 2014. The decrease in deposits was primarily related to a drop in municipal NOW and certificate of deposit accounts between periods, partially offset by increases in demand deposit, savings, money market and other NOW accounts.

The Company's total capital increased from $49.8 million at December 31, 2013 to $50.8 million at March 31, 2014. While continuing to meet the regulatory guidelines for the well capitalized capital category, the total risk based capital ratio declined slightly to 13.06% at March 31, 2014 from 13.23% at December 31, 2013. The regulatory guideline for well capitalized is 10.0% and the minimum requirement is 8.0%.

The following unaudited per share information and key ratios depict several measurements of performance or financial condition for the three months ended March 31, 2014 and 2013, respectively:

	Three Months Ended or At March 31,
	2014	2013
Return on average assets (ROA) (1)	1.21%	1.23%
Return on average equity (1)	14.09%	15.36%
Net interest margin (1)(2)	4.21%	4.16%
Efficiency ratio (3)	68.03%	68.13%
Net interest spread (4)	4.10%	4.05%
Loan to deposit ratio	92.01%	90.64%
Net loan charge-offs to average loans not held for sale (1)	0.02%	—%
Allowance for loan losses to loans not held for sale (5)	0.99%	1.07%
Nonperforming assets to total assets (6)	0.39%	0.53%
Equity to assets	8.66%	8.11%
Total capital to risk weighted assets	13.06%	13.23%
Book value per share	$11.39	$10.24
Earnings per share	$0.40	$0.39
Dividends paid per share	$0.26	$0.25
Dividend payout ratio (7)	65.00%	64.10%
____________________

(1)	Annualized.

(2)	The ratio of tax equivalent net interest income to average earning assets. See page 28 for more information.

(3)
The ratio of noninterest expense ($5.2 million in 2014 and 2013) to tax equivalent net interest income ($5.7 million in 2014 and $5.4 million in 2013) and noninterest income ($1.9 million in 2014 and $2.2 million in 2013) excluding securities gains ($43 thousand in 2014 and $3 thousand in 2013) for the three months ended March 31, 2014 and 2013, respectively.

(4)	The difference between the average rate earned on earning assets and the average rate paid on interest bearing liabilities. See page 28 for more information.

(5)
Calculation includes the net carrying amount of loans recorded at fair value from the 2011 branch acquisition as of March 31, 2014 ($16.8 million) and March 31, 2013 ($22.0 million). Excluding such loans, the allowance for loan losses to loans not purchased and not held for sale was 1.03% at March 31, 2014 and 1.13% at March 31, 2013.

(6)	Nonperforming assets are loans or investment securities that are in nonaccrual or 90 or more days past due as well as Other Real Estate Owned (OREO) or Other Assets Owned (OAO).

(7)	Cash dividends declared and paid per share divided by consolidated net income per share.

RESULTS OF OPERATIONS

Net Interest Income. The largest component of the Company’s operating income is net interest income, which is the difference between interest and dividend income received from interest earning assets and the interest expense paid on interest bearing liabilities. The Company’s net interest income increased $246 thousand, or 4.7%, to $5.5 million for the three months ended March 31, 2014 from $5.3 million for the three months ended March 31, 2013. Despite a drop of 2 basis points in the average yield earned on interest earning assets, from 4.65% for the three months ended March 31, 2013 to 4.63% for the three month period ended March 31, 2014, the net interest spread increased 5 basis points to 4.10% for the first quarter of 2014, from 4.05% for the same period last year, reflecting a 7 basis point drop in the average interest rate paid on interest bearing liabilities, from

Union Bankshares, Inc. Page 27

0.60% for the first quarter of 2013 to 0.53% for the first quarter of 2014. The net interest margin for the first quarter of 2014 increased 5 basis points to 4.21% from 4.16% for the first quarter of 2013. The prolonged low rate environment continues to put pressure on the Company's net interest spread and margin.

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

	Three Months Ended March 31,
	2014			2013
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$13,093	$4	0.14%	$27,879	$13	0.18%
Interest bearing deposits in banks	17,096	45	1.08%	22,647	60	1.08%
Investment securities (1), (2)	50,397	293	2.63%	29,263	194	3.12%
Loans, net (1), (3)	467,500	5,762	5.11%	449,565	5,668	5.23%
Nonmarketable equity securities	2,053	8	1.48%	1,937	2	0.37%
Total interest earning assets (1)	550,139	6,112	4.63%	531,291	5,937	4.65%
Cash and due from banks	4,709			4,774
Premises and equipment	10,769			10,304
Other assets	15,487			19,700
Total assets	$581,104			$566,069
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$97,539	$18	0.08%	$90,737	$21	0.09%
Savings/money market accounts	177,451	83	0.19%	178,018	90	0.21%
Time deposits	154,916	371	0.97%	149,089	407	1.11%
Borrowed funds	14,139	105	2.97%	16,704	130	3.12%
Total interest bearing liabilities	444,045	577	0.53%	434,548	648	0.60%
Noninterest bearing deposits	85,979			80,821
Other liabilities	1,021			5,470
Total liabilities	531,045			520,839
Stockholders' equity	50,059			45,230
Total liabilities and stockholders’ equity	$581,104			$566,069
Net interest income		$5,535			$5,289
Net interest spread (1)			4.10%			4.05%
Net interest margin (1)			4.21%			4.16%
__________________

(1)	Average yields reported on a tax equivalent basis using a marginal tax rate of 34%.

(2)	Average balances of investment securities are calculated on the amortized cost basis and include nonaccrual securities, if applicable.

(3)	Includes loans held for sale as well as nonaccrual loans, unamortized costs and unamortized premiums and is net of the allowance for loan losses.

Union Bankshares, Inc. Page 28

Tax exempt interest income amounted to $380 thousand and $349 thousand for the three months ended March 31, 2014 and 2013, respectively. The following table presents the effect of tax exempt income on the calculation of net interest income, using a marginal tax rate of 34% for 2014 and 2013:

	For The Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Net interest income as presented	$5,535	$5,289
Effect of tax-exempt interest
Investment securities	38	34
Loans	135	125
Net interest income, tax equivalent	$5,708	$5,448

Rate/Volume Analysis. The following table describes the extent to which changes in average interest rates (on a fully tax-equivalent basis) and changes in volume of average interest earning assets and interest bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to:

•	changes in volume (change in volume multiplied by prior rate);

•	changes in rate (change in rate multiplied by prior volume); and

•	total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013 Increase/(Decrease) Due to Change In
	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$(6)	$(3)	$(9)
Interest bearing deposits in banks	(15)	—	(15)
Investment securities	142	(43)	99
Loans, net	223	(129)	94
Nonmarketable equity securities	—	6	6
Total interest earning assets	$344	$(169)	$175
Interest bearing liabilities:
Interest bearing checking accounts	$2	$(5)	$(3)
Savings/money market accounts	—	(7)	(7)
Time deposits	16	(52)	(36)
Borrowed funds	(19)	(6)	(25)
Total interest bearing liabilities	$(1)	$(70)	$(71)
Net change in net interest income	$345	$(99)	$246

Three Months Ended March 31, 2014, Compared to Three Months Ended March 31, 2013

Interest and Dividend Income. The Company’s interest and dividend income increased to $6.1 million for the three months ended March 31, 2014 compared to $5.9 million for the same period last year, driven by an overall increase in average earning assets of $18.8 million, or 3.5%, to $550.1 million, from $531.3 million for the three months ended March 31, 2013. However, the positive effect on interest income resulting from the rise in the average volume of earning assets was partially offset by the lower rates earned on all interest earning assets except nonmarketable equity securities and interest bearing deposits. The persistent low interest rate environment resulted in lower yields earned on new earning assets or refinanced loans in the first quarter of 2014

Union Bankshares, Inc. Page 29

versus 2013. Interest income on loans increased $94 thousand, or 1.7%, to $5.8 million for the first quarter of 2014 versus $5.7 million for the 2013 comparison period, in conjunction with an increase in average loan volume between periods. Average loan volume approximated $467.5 million at an average yield of 5.11% for the three months ended March 31, 2014, up $17.9 million, or 4.0%, from an average volume of $449.6 million at an average yield of 5.23% for the three months ended March 31, 2013. The positive impact of the increase in average total loan volume was offset by a 12 basis point decrease in average yield.

The average balance of nonloan instruments increased $913 thousand, or 1.1%, with the average balance of investments increasing $21.1 million, or 72.2%, to $50.4 million for the quarter ended March 31, 2014, from $29.3 million for the quarter ended March 31, 2013, partially offset by a decrease in federal funds sold and overnight deposits of $14.8 million, or 53.0%, to $13.1 million for the three months ended March 31, 2014, from $27.9 million for the three months ended March 31, 2013. The average balance in interest bearing deposits in banks for the quarter ended March 31, 2014 also decreased $5.6 million, or 24.5%, to $17.1 million versus $22.6 million for the 2013 comparison period. These changes in average volume combined with a drop in yields resulted in an increase in interest income from average nonloan instruments of $81 thousand between periods.

Interest Expense. The Company’s interest expense decreased $71 thousand, or 11.0%, to $577 thousand for the three months ended March 31, 2014, from $648 thousand for the three months ended March 31, 2013, despite an increase of $9.5 million, or 2.2%, in the average volume of interest bearing liabilities between periods. The decrease was attributable to lower rates paid on all interest bearing liabilities, reflecting the persistent low interest rate environment and the subsequent payoff of higher rate Federal Home Loan Bank (FHLB) of Boston advances that were outstanding during the first quarter of 2013.

Interest expense on deposits decreased $46 thousand, or 8.9%, to $472 thousand for the quarter ended March 31, 2014, from $518 thousand for the quarter ended March 31, 2013, despite an increase of $12.1 million, or 2.9%, in the average balance of interest bearing deposits to $429.9 million for the quarter ended March 31, 2014, compared to $417.8 million for the same period last year, reflecting the overall growth in the franchise. Average time deposits increased $5.8 million, or 3.9%, to $154.9 million for the three months ended March 31, 2014, from $149.1 million for the three months ended March 31, 2013 while the average rate paid on time deposits during the first quarter of 2014 decreased 14 basis points, to 0.97% from 1.11% for the first quarter of 2013. The average balances for savings and money market accounts decreased $567 thousand, or 0.3%, to $177.5 million for the quarter ended March 31, 2014, from $178.0 million for the quarter ended March 31, 2013, with the average rate paid on these accounts dropping from 0.21% to 0.19% between periods. Average interest bearing checking accounts increased $6.8 million, or 7.5%, to $97.5 million for the three months ended March 31, 2014 from $90.7 million for the three months ended March 31, 2013, while the average rate paid on these accounts dropped to 0.08% from 0.09% between the two comparison periods.

Interest expense on borrowed funds decreased $25 thousand, or 19.2%, to $105 thousand for the three months ended March 31, 2014, from $130 thousand for the three months ended March 31, 2013 in conjunction with a decrease in average borrowed funds of $2.6 million, or 15.4%, to $14.1 million for the three months ended March 31, 2014, compared to $16.7 million for the same period last year. Average customer overnight collateralized repurchase sweeps, included in borrowed funds, decreased $2.7 million for the comparable period, partially offset by an increase in average borrowings from the FHLB of Boston of $150 thousand. Despite the slight increase in average borrowings from the FHLB of Boston, higher rate advances had been paid off during 2013 while a lower rate advance was taken in 2013, contributing to the decrease in the average rate paid on borrowings from 3.12% for the three months ended March 31, 2013 to 2.97% for the three months ended March 31, 2014.

Provision for Loan Losses. There was a $75 thousand loan loss provision for the quarter ended March 31, 2014, compared to a $60 thousand loan loss provision for the quarter ended March 31, 2013. The provision for the first quarter of 2014 was deemed appropriate by management in light of the combination of the increase in the total loan portfolio, the increase in substandard loans, the results of the qualitative factor review, the change in the mix of the portfolio and the outlook for future economic conditions. For further details, see FINANCIAL CONDITION Allowance for Loan Losses and Asset Quality below.

Union Bankshares, Inc. Page 30

Noninterest Income. Noninterest income before gains on investment securities available-for-sale was $1.9 million, or 23.9% of total income for the three months ended March 31, 2014 compared to $2.2 million, or 26.6%, for the three months ended March 31, 2013. The following table sets forth the components of noninterest income and changes from 2013 to 2014:

	For The Three Months Ended March 31,
	2014	2013	$ Variance	% Variance
	(Dollars in thousands)
Trust income	$175	$163	$12	7.4
Service fees	1,272	1,189	83	7.0
Net gains on sales of loans held for sale	433	667	(234)	(35.1)
Other income	40	134	(94)	(70.1)
Subtotal	1,920	2,153	(233)	(10.8)
Net gains on sales of investment securities available-for-sale	43	3	40	—
Total noninterest income	$1,963	$2,156	$(193)	(9.0)

The significant changes in noninterest income for the three months ended March 31, 2014 compared to the same period of 2013 are described below:

•
Service fees. The $83 thousand increase resulted from a $56 thousand increase in debit card and ATM fees resulting from the growth in the volume of electronic transactions and an increase in loan servicing fees of $50 thousand due to the increased volume of residential mortgage loans serviced. These increases were partially offset by a decrease of $20 thousand of overdraft fee income on deposit accounts.

•
Net gains on sales of loans held for sale. As part of the Company's strategy to mitigate long-term interest rate risk, residential loans totaling $20.3 million were sold during the first quarter of 2014, versus residential loan sales of $33.7 million during the first quarter of 2013. The volume of loans sold dropped $13.3 million, or 39.6%, between periods, with net gains on sold loans decreasing $234 thousand, reflecting the decline in volume and margins on sales of loans during the first quarter of 2014.

•
Other income. The $94 thousand decrease in other income resulted from an $86 thousand decrease in income from mortgage servicing rights, net of amortization, due to a reduction in loan sales with servicing retained, and a decrease of $12 thousand in income for 2014 compared to 2013 related to oil and gas royalties.

Noninterest Expense. Noninterest expense increased $10 thousand, or 0.2%, for the three months ended March 31, 2014 compared to the same period of 2013. The following table sets forth the components of noninterest expense and changes from 2013 to 2014:

	For The Three Months Ended March 31,
	2014	2013	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$2,247	$2,157	$90	4.2
Pension and employee benefits	667	683	(16)	(2.3)
Occupancy expense, net	339	331	8	2.4
Equipment expense	387	426	(39)	(9.2)
Expenses of OREO and other assets owned, net	23	46	(23)	(50.0)
Vermont franchise tax	125	120	5	4.2
FDIC insurance assessment	91	79	12	15.2
Equity in losses of affordable housing investments	164	172	(8)	(4.7)
Other expenses	1,146	1,165	(19)	(1.6)
Total noninterest expense	$5,189	$5,179	$10	0.2

Union Bankshares, Inc. Page 31

The significant changes in noninterest expense for the three months ended March 31, 2014 compared to the same period in 2013 are described below:

•
Salaries and wages. The $90 thousand increase was due to normal annual salary increases and the hiring of employees for open positions in mid 2013 that had been vacant during the first quarter of 2013.

•
Pension and employee benefits. The $16 thousand decrease relates to a reduction in expense for the defined benefit pension plan of $75 thousand, or 253.7% due to the October 5, 2012 freeze on the plan which stopped the accrual of benefits and closed the plan to new participants. In addition, unemployment taxes decreased $18 thousand, or 29.7%, from a decrease in federal and state unemployment tax rates. These decreases were partially offset by an increase of $85 thousand, or 27.8%, in the cost of the Company's medical plan as both premium rates and the number of participants increased between years.

•
Equipment expense. The decrease between years is due to a $28 thousand, or 11.5%, decrease in software licenses and maintenance contracts and a $14 thousand, or 8.0%, decrease in equipment depreciation from the acceleration of depreciation on the old telephone systems that were replaced in the first quarter of 2013.

•
Expenses of OREO and other assets owned, net. There were five residential properties held during the three months ended March 31, 2014 compared to five commercial real estate and seven residential properties during the three months ended March 31, 2013, resulting in decreased costs to maintain the properties held in 2014. In addition, there were no write downs of OREO properties in the first quarter of 2014 compared to $11 thousand of write downs on two OREO properties in 2013.

•
FDIC insurance assessment. The increase in expense was due to fluctuation in the assessment rate and net asset base for the first quarter of 2014 compared to the assessment rate and asset base for the same period in the prior year.

•
Other expenses. The decrease is due to a $59 thousand decrease in ATM and debit card expenses from accrual adjustments related to reward programs, a decrease in other costs of employment of $24 thousand related to senior position searches, and a decrease of $29 thousand related to other loan costs associated with the origination and sale of residential real estate loans. These decreases were offset by an increase in professional fees of $63 thousand and an increase in contributions of $16 thousand.

Provision for Income Taxes. The Company has provided for current and deferred federal income taxes for the quarters ended March 31, 2014 and 2013. The Company's net provision for income taxes was $470 thousand with an effective tax rate of 21.0% for the quarter ended March 31, 2014 compared to a net provision of $469 thousand with an effective tax rate of 21.3% for the same period in 2013. There was minimal change in federal income taxes and the effective tax rate as tax credits recorded from investments in affordable housing projects were $158 thousand for the first quarters of 2014 and 2013. In addition, the increase in taxable income was offset by an increase in tax exempt interest income to $380 thousand for the first quarter of 2014 from $349 thousand for the first quarter of 2013.

FINANCIAL CONDITION

At March 31, 2014, the Company had total consolidated assets of $586.1 million, including gross loans and loans held for sale (total loans) of $476.3 million, deposits of $517.7 million and stockholders' equity of $50.8 million. The Company’s total assets increased $682 thousand, or 0.1%, to $586.1 million at March 31, 2014, from $585.4 million at December 31, 2013, as well as increasing $23.4 million, or 4.2%, compared to March 31, 2013.

Net loans and loans held for sale increased a total of $11.3 million, or 2.5%, to $471.8 million, or 80.5% of total assets at March 31, 2014, compared to $460.5 million, or 78.7% of total assets at December 31, 2013.

Deposits decreased $697 thousand, or 0.1%, to $517.7 million at March 31, 2014, from $518.4 million at December 31, 2013. Although noninterest bearing deposits increased $2.3 million, or 2.6%, from $87.2 million at December 31, 2013 to $89.5 million at March 31, 2014 and interest bearing deposits increased $11.6 million, or 4.3%, from $269.6 million at December 31, 2013 to $281.2 million at March 31, 2014, these increases were more than offset by a decrease of $14.6 million, or 9.0%, in time deposits from $161.5 million at December 31, 2013, to $146.9 million at March 31, 2014. (See average balances and rates in the Yields Earned and Rates Paid table on page 28.)

Total borrowings increased $553 thousand, or 4.2%, at March 31, 2014, from $13.2 million at December 31, 2013 to $13.8 million at March 31, 2014, of which $1.0 million was in overnight funds purchased. There was a reduction in customer overnight collateralized repurchase sweeps of $379 thousand and a decrease in FHLB of Boston amortizing advances of $87 thousand between December 31, 2013 and March 31, 2014. (See Borrowings on page 38.)

Union Bankshares, Inc. Page 32

Total stockholders’ equity increased $1.0 million to $50.8 million at March 31, 2014 from $49.8 million at December 31, 2013. This increase primarily reflects net income of $1.8 million for the first three months of 2014, less regular cash dividends paid of $1.2 million. (See Capital Resources on page 42.)

Loans Held for Sale and Loan Portfolio. Total loans (including loans held for sale) increased $11.3 million, or 2.4%, to $476.3 million, representing 81.3% of assets at March 31, 2014 from $465.0 million, representing 79.4% of assets at December 31, 2013. The total loan portfolio at March 31, 2014 also increased in dollars and percentage compared to the March 31, 2013 levels of $449.8 million, or 79.9% of assets. The Company’s loans consist primarily of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Real estate secured loans represented $409.8 million, or 86.0% of total loans at March 31, 2014 and $404.9 million, or 87.1% of total loans at December 31, 2013. Although competition for good loans is strong, especially in the commercial sector, the Company has been able to originate loans to both current and new customers while maintaining credit quality.

The composition of the Company's loan portfolio as of March 31, 2014 and December 31, 2013 was as follows:

	March 31, 2014		December 31, 2013
Loan Class	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$159,514	33.5	$159,441	34.3
Construction real estate	30,542	6.4	30,898	6.7
Commercial real estate	216,324	45.4	210,718	45.3
Commercial	20,653	4.3	20,569	4.4
Consumer	4,555	1.0	5,396	1.2
Municipal	41,297	8.7	34,091	7.3
Loans held for sale	3,412	0.7	3,840	0.8
Total loans	476,297	100.0	464,953	100.0
Add/(Deduct):
Allowance for loan losses	(4,694)		(4,647)
Unamortized net loan costs	159		170
Net loans and loans held for sale	$471,762		$460,476
The Company originates and sells qualified residential mortgage loans in various secondary market avenues, with a majority of sales made to the Federal Home Loan Mortgage Corporation (FHLMC/Freddie Mac). At March 31, 2014, the Company serviced a $463.4 million residential real estate mortgage portfolio, of which $3.4 million was held for sale and approximately $300.5 million was serviced for unaffiliated third parties.

The Company sold $20.3 million of qualified residential real estate loans originated during the first three months of 2014 to the secondary market in order to mitigate long-term interest rate risk and to generate fee income. The Company generally retains the servicing rights on sold residential mortgage loans. The Company originates and sells Federal Housing Administration (FHA), Veterans Administration (VA), and Rural Development (RD) residential mortgage loans, and also has an Unconditional Direct Endorsement Approval from the Department of Housing and Urban Development (HUD) which allows the Company to approve FHA loans originated in any of its Vermont or New Hampshire locations without needing prior HUD approval. Some of the government backed loans qualify for zero down payments without geographic or income restrictions. The Company sells VA and FHA loans as originated with servicing released. These loan products increase the Company's ability to serve the borrowing needs of residents in the communities we serve, including low and moderate income borrowers, while the government guaranty mitigates our exposure to credit risk.
The Company also originates commercial real estate and commercial loans under various U.S. Small Business Administration (SBA), U.S. Department of Agriculture Rural Development Authority (USDA) and Vermont Economic Development Authority programs which provide a government agency guaranty for a portion of the loan amount. There was $5.4 million guaranteed under these various programs at March 31, 2014 on an aggregate balance of $6.8 million in subject loans. The Company occasionally sells the guaranteed portion of the loan to other financial concerns and retains servicing rights, which generates fee income. There were no commercial real estate loans sold in the first three months of 2014. The Company recognizes gains and losses on the sale of the principal portion of these loans as they occur.

Union Bankshares, Inc. Page 33

The Company serviced $25.7 million of commercial and commercial real estate loans for unaffiliated third parties as of March 31, 2014. This includes $21.5 million of commercial or commercial real estate loans the Company has participated out to other financial institutions, in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.

The Company capitalizes servicing rights for all loans sold with servicing retained. The unamortized balance of servicing rights on loans sold with servicing retained was $1.3 million at March 31, 2014, with an estimated market value in excess of the carrying value as of such date.

There were $23.4 million of residential real estate loans pledged to secure municipal deposits above the FDIC insurance coverage level as of March 31, 2014. Qualified residential first mortgage loans held by Union are eligible to be pledged as collateral for borrowings from the FHLB of Boston under a blanket lien.

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
The following table shows the composition of nonperforming assets at the dates indicated and trends of certain ratios monitored by Company's management in reviewing asset quality:

	As of or for the three months ended	As of or for the year ended	As of or for the three months ended
	March 31, 2014	December 31, 2013	March 31, 2013
	(Dollars in thousands)
Nonaccrual loans	$1,659	$1,434	$2,232
Accruing loans 90+ days delinquent	100	263	101
Total nonperforming loans (1)	1,759	1,697	2,333
OREO	507	559	668
Total nonperforming assets	$2,266	$2,256	$3,001
Allowance for loan losses to loans not held for sale (2)	0.99%	1.01%	1.07%
Allowance for loan losses to nonperforming loans	266.86%	273.84%	202.06%
Nonperforming loans to total loans	0.37%	0.36%	0.52%
Nonperforming assets to total assets	0.39%	0.39%	0.53%
Delinquent loans (30 days to nonaccruing) to total loans	2.36%	2.15%	1.84%
Net charge-offs (annualized) to average loans not held for sale	0.02%	0.07%	—%
Loan loss provision to net charge-offs, year-to-date	262.51%	96.90%	2,202.64%
____________________

(1)
The Company had guarantees of U.S. or state government agencies on the above nonperforming loans totaling $37 thousand at March 31, 2014, $19 thousand at December 31, 2013, and $20 thousand at March 31, 2013.

(2)
Calculation includes the net carrying amount of loans recorded at fair value from the 2011 branch acquisitions as of March 31, 2014 ($16.8 million), December 31, 2013 ($17.0 million) and March 31, 2013 ($22.0 million). Excluding such loans, the allowance for loan losses to loans not purchased and not held for sale was 1.03% at March 31, 2014, 1.05% at December 31, 2013 and 1.13% at March 31, 2013.

The level of nonaccrual loans increased $225 thousand, or 15.7%, since December 31, 2013, accruing loans delinquent 90 days or more decreased $163 thousand, or 62.0%, during the same time period and the percentage of nonperforming loans to total loans increased slightly from 0.36% to 0.37%. There was one loan in process of foreclosure at March 31, 2014 included in nonperforming

Union Bankshares, Inc. Page 34

loans. The aggregate interest income not recognized on nonaccrual loans amounted to approximately $1.0 million as of March 31, 2014 and $1.1 million as of December 31, 2013 and March 31, 2013.
At March 31, 2014, the Company had loans rated substandard that were on a performing status totaling $4.4 million, compared to $4.0 million at December 31, 2013, including one borrowing relationships totaling $455 thousand new to this status during three months ended March 31, 2014. In management's view, substandard loans represent a higher degree of risk of becoming nonperforming loans in the future. The Company’s management is focused on the impact that the prolonged weak economy may have on its borrowers and closely monitors industry and geographic concentrations for evidence of financial problems. Local economic indicators have improved somewhat in recent months. The unemployment rate has started to stabilize in Vermont and was at a 3.4% level for March 2014 compared to 4.1% for March 2013. New Hampshire was 4.5% for March 2014 compared to 5.7% for March 2013. These rates compare favorably with the nationwide unemployment rate at 6.7% and 7.6% for the comparable periods. Management will continue to monitor the national, regional and local economic environment and its impact on unemployment, business failures and real estate values in the Company’s market area.
Vermont and New Hampshire continue to have lower residential mortgage foreclosure rates than the average in the United States. On occasion, the Company acquires residential or commercial real estate properties through or in lieu of loan foreclosure. These properties are held for sale and are initially recorded as OREO at fair value less estimated selling costs at the date of the Company’s acquisition of the property, with fair value based on an appraisal for more significant properties and on a broker’s price opinion for less significant properties. Holding costs and declines in the fair value of properties acquired are expensed as incurred. Declines in the fair value after acquisition of the property result in charges against income before tax. There were no such declines for the quarter ended March 31, 2014, compared to an $11 thousand charge against income before tax for the quarter ended March 31, 2013. The Company evaluates each OREO property at least quarterly for changes in the fair value. The Company had four residential properties totaling $507 thousand classified as OREO at March 31, 2014 and five residential properties totaling $559 thousand. at December 31, 2013. There was a $104 thousand allowance for losses on OREO at March 31, 2014 and December 31, 2013 which was netted out of the above values.
Further softening in the local real estate market would make it more difficult for the Company to recover all principal and related costs for OREO properties.
Allowance for Loan Losses. Some of the Company’s loan customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge off a portion or all of the remaining principal balance due. The Company maintains an allowance for loan losses to absorb such losses. The allowance is maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio; however, actual loan losses may vary from current estimates. The Company's policy and methodologies for establishing the allowance for loan losses, described in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, did not change during the first quarter of 2014.
Impaired loans, including $2.3 million of troubled debt restructured (TDR) loans, were $5.3 million at March 31, 2014, with no government guaranties and a specific reserve amount allocated of $178 thousand, which is estimated by management to represent the Company’s loss exposure with respect to such loans as of such date. Impaired loans, including $1.2 million of TDR loans, at December 31, 2013 were $5.5 million, with government guaranties of $669 thousand and a specific reserve amount allocated of $337 thousand as of such date. The decrease of $160 thousand, or 2.9%, in impaired loans was primarily related to one commercial real estate loan that was upgraded to satisfactory/monitor status that had been classified impaired at December 31, 2013, partially offset by the addition of two TDR commercial real estate loans as of March 31, 2014. Based on management's evaluation of the Company's historical loss experience on substandard commercial loans, commercial loans with balances greater than $500 thousand was established as the threshold for individual impairment evaluation with a specific reserve allocated when warranted. Commercial loans with balances under this threshold are collectively evaluated for impairment as a homogeneous pool of loans, unless such loans are subject to a restructuring agreement or have been identified as impaired as part of a larger customer relationship. The specific reserve amount allocated to individually identified impaired loans decreased $159 thousand as a result of the March 31, 2014 impairment evaluation.
The Company’s loan portfolio balance not held for sale increased by $11.8 million, from $461.1 million at December 31, 2013 to $472.9 million at March 31, 2014. There was growth in the residential, construction, commercial real estate and municipal loan portfolios (see chart on page 33 for further details) during the first three months of 2014. This loan growth was partially offset by slight decreases in the commercial and consumer loan portfolios. The composition of the Company’s loan portfolio remained relatively unchanged from December 31, 2013, and there was no material change in the Company’s lending programs or terms during the three months ended March 31, 2014.

Union Bankshares, Inc. Page 35

The following table reflects activity in the allowance for loan losses for the three months ended March 31, 2014 and 2013:

	For The Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$4,647	$4,657
Charge-offs	(42)	(14)
Recoveries	14	11
Net charge-offs	(28)	(3)
Provision for loan losses	75	60
Balance at end of period	$4,694	$4,714
The following table (net of loans held for sale) shows the internal breakdown by risk component of the Company's allowance for loan losses and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

	March 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$1,237	33.7	$1,251	34.6
Construction real estate	374	6.5	390	6.7
Commercial real estate	2,575	45.7	2,644	45.7
Commercial	169	4.4	163	4.4
Consumer	22	1.0	23	1.2
Municipal	43	8.7	35	7.4
Unallocated	274	—	141	—
Total	$4,694	100.0	$4,647	100.0

Notwithstanding the categories shown in the table above, all funds in the allowance for loan losses are available to absorb loan losses in the portfolio, regardless of loan category or specific allocation.

There were no changes to the reserve factors assigned to any of the loan portfolios based on the qualitative factor reviews performed during the first three months of 2014. Management of the Company believes, in its best estimate, that the allowance for loan losses at March 31, 2014 is appropriate to cover probable credit losses inherent in the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the allowance at March 31, 2014. In addition, our banking regulators, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. A large adjustment to the allowance for losses in future periods may require increased provisions to replenish the allowance, which could negatively affect earnings. While the Company recognizes that economic slowdowns or financial and credit market turmoil may adversely impact its borrowers' financial performance and ultimately their ability to repay their loans, management continues to be cautiously optimistic about the collectability of the Company's loan portfolio.

Investment Activities. At March 31, 2014, investment securities classified as available-for-sale totaled $39.1 million and securities classified as held-to-maturity totaled $13.2 million, combined comprising 8.9% of assets. Total investment securities increased $6.8 million, or 14.9%, from $45.5 million, or 7.8% of total assets at December 31, 2013. There was $3.6 million of investment securities pledged to secure various public deposits or customer repurchase agreements as of March 31, 2014, compared to $3.3 million at December 31, 2013. Net unrealized losses for the Company’s available-for-sale investment securities portfolio were $236 thousand as of March 31, 2014, compared to net unrealized losses of $778 thousand as of December 31, 2013. Net unrealized losses of $156 thousand, net of income tax effect, were reflected in the Company’s accumulated other comprehensive income component of stockholders’ equity at March 31, 2014. Net unrealized losses in the Company's held-to maturity investment securities portfolio were $574 thousand at March 31, 2014 compared to net unrealized losses of $849 thousand at December 31, 2013. No declines in value were deemed by management to be other-than-temporary at March 31, 2014. Deterioration in credit quality and/or imbalances in liquidity that may exist in the financial marketplace might adversely affect the fair values of the Company’s investment portfolio and the amount of gains or losses ultimately realized on the sale of such securities, and may also increase the

Union Bankshares, Inc. Page 36

potential that certain resulting unrealized losses will be designated as other than temporary in future periods, resulting in write-downs and charges to earnings.

Deposits. The following table shows information concerning the Company's average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the three months ended March 31, 2014 and year ended December 31, 2013:

	Three Months Ended March 31, 2014			Year ended December 31, 2013
	Average Amount	Percent of Total Deposits	Average Rate	Average Amount	Percent of Total Deposits	Average Rate
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$85,979	16.7	—	$83,744	16.7	—
Interest bearing checking accounts	97,539	18.9	0.08%	94,213	18.7	0.09%
Money market accounts	101,187	19.6	0.23%	101,581	20.2	0.24%
Savings accounts	76,264	14.8	0.14%	73,099	14.5	0.14%
Total nontime deposits	360,969	70.0	0.11%	352,637	70.1	0.12%
Time deposits:
Less than $100,000	72,569	14.0	0.79%	76,195	15.1	0.89%
$100,000 and over	82,347	16.0	1.13%	74,302	14.8	1.12%
Total time deposits	154,916	30.0	0.97%	150,497	29.9	1.00%
Total deposits	$515,885	100.0	0.37%	$503,134	100.0	0.39%
The Company participates in the Certificate of Deposit Account Registry Service (CDARS) of Promontory Interfinancial Network, LLC, which permits the Company to offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants. Participants may also purchase deposits through CDARS. There were $9.1 million of time deposits of $250,000 or less on the balance sheet at March 31, 2014 and $7.1 million at December 31, 2013, which were exchanged with other CDARS participants and are therefore considered for certain regulatory purposes to be “brokered” deposits. The Company also participates in Promontory Interfinancial Network's Insured Cash Sweep (ICS) program. ICS is a service through which Union can offer its customers a savings product with access to unlimited FDIC insurance while receiving reciprocal deposits from other banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of savings deposits through ICS provides full deposit insurance coverage for the customer, thereby helping Union retain the full amount of the deposit on its balance sheet. There were $2.2 million in ICS money market deposits on the balance sheet at March 31, 2014 and $2.3 million at December 31, 2013. None of the Company’s CDARS or ICS deposits, as of the respective balance sheet dates, represented purchased deposits, as all such deposits were matched dollar for dollar with Union’s customer deposits which were placed in other participating financial institutions, in order to provide our customers with full FDIC insurance coverage for their deposit balances.

The following table provides a maturity distribution of the Company’s time deposits in amounts of $100,000 and over at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Within 3 months	$35,110	$7,942
3 to 6 months	9,290	47,903
6 to 12 months	12,333	16,405
Over 12 months	17,726	16,614
	$74,459	$88,864
In total, the Company’s time deposits in amounts of $100 thousand and over dropped $14.4 million, or 16.2%, between December 31, 2013 and March 31, 2014, and the average total balance increased from $74.3 million to $82.3 million. There was a change in each of the maturity time frames, especially the within 3 months and 3 to 6 months categories. In Vermont, the fiscal year ends on June 30th for the majority of municipalities and school districts, with most of their time deposits maturing on that date, causing the majority of the swing between time periods.

Union Bankshares, Inc. Page 37

During the first three months of 2014, average total deposits grew $12.8 million, or 2.5%, compared to the year ended December 31, 2013, with growth in all categories except time deposits less than $100 thousand. Time deposits have trended towards short duration or migrated to nontime deposits because of the low interest rate environment and the perceived customer desire to be in a position to redeploy funds should there be a rise in interest rates. Time deposits at March 31, 2014 have decreased $14.6 million, or 9.0%, from December 31, 2013.

A provision of the Dodd-Frank Act permanently raised FDIC deposit insurance coverage to $250 thousand per depositor per insured depository institution for each account ownership category. At March 31, 2014, the Company had deposit accounts with less than $250 thousand totaling $352.2 million, or 68.0% of its deposits, with permanent FDIC insurance protection. An additional $25.7 million of municipal deposits were over the FDIC insurance coverage limit at March 31, 2014 and were collateralized by Union under applicable state regulations by investment securities or loans.

Borrowings. Total borrowed funds at March 31, 2014 were $13.8 million compared to $13.2 million at December 31, 2013, a net increase of $553 thousand, or 4.2%. The FHLB of Boston option advance borrowings were $11.7 million at March 31, 2014, at a weighted average rate of 3.32%, and $11.8 million at December 31, 2013, at a weighted average rate of 3.33%. The decrease reflects scheduled monthly payments of $87 thousand on long-term FHLB of Boston amortizing advances. The Company also had $1.0 million in overnight federal funds purchased at a rate of 0.30% from FHLB of Boston at March 31, 2014, while there were no federal funds purchased at December 31, 2013. In addition, the Company had overnight secured customer repurchase agreement sweeps at March 31, 2014 of $1.0 million, at a weighted average rate of 0.23%, compared to $1.4 million, at a weighted average rate of 0.24% at December 31, 2013, a decrease of $379 thousand, or 27.3%. The volume of the overnight secured customer repurchase agreement sweeps is volatile and is a function of the customer's cash flow needs. The Company had no advances on its repurchase agreement line or at the Federal Reserve discount window at either March 31, 2014 or December 31, 2013.

OTHER FINANCIAL CONSIDERATIONS

Market Risk and Asset and Liability Management. Market risk is the potential of loss in a financial instrument arising from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices and equity prices. As of March 31, 2014, the Company did not have any market risk sensitive instruments acquired for trading purposes. The Company’s market risk arises primarily from interest rate risk inherent in its lending, investing, deposit taking and borrowing activities, as yields on assets change in a different time period or to a different extent from that of interest costs on liabilities. Many other factors also affect the Company’s exposure to changes in interest rates, such as national, regional and local economic and financial conditions, financial market conditions, legislative and regulatory actions, competitive pressures, customer preferences as to loan and deposit products, including loan prepayments and/or early withdrawal of time deposits, and historical pricing relationships. These factors and the Company's methodology to measure and manage these risks are discussed in greater detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 and have not changed during the three months ended March 31, 2014.

As of March 31, 2014, $39.1 million, or 74.7%, of the investment portfolio was classified as available-for-sale. The modified duration of the total portfolio was approximately six and half years. The modified duration takes into account the likelihood of investments being called as well as estimates for prepayment speeds on mortgage backed securities. The Company does not utilize any exotic derivative products or invest in any "high risk" instruments.

The Company’s interest rate sensitivity analysis (simulation) as of December 2013 for a flat rate environment (the prime rate at both December 31, 2013 and March 31, 2014 was 3.25%) projected the following for the three months ended March 31, 2014, compared to the actual results:

	March 31, 2014
	Projected	Actual	Percentage Difference
	(Dollars in thousands)
Net Interest Income	$5,547	$5,535	(0.2)
Net Income	$1,466	$1,764	20.3
Return on Assets	1.05%	1.21%	15.2
Return on Equity	12.77%	14.09%	10.3

Actual net interest income for the first three months of 2014 was $5.5 million, $12 thousand or 0.2%, lower than projected as actual volumes in our investment and loan portfolios did not reach anticipated targets.

Union Bankshares, Inc. Page 38

Net income for the three months ended March 31, 2014 is ahead of the projected amount due to the combined effect of positive variances of $49 thousand in service charge income, $43 thousand on gain on sale of investment securities available-for-sale, $112 thousand in the gain on sale of real estate loans, $98 thousand in salaries and wages, $65 thousand in employee benefits, $64 thousand in ATM & Debit card expenses, and $42 thousand in other real estate owned expenses. However, these positive variances were partially offset by the combined effect of negative variances of $15 thousand in the provision for loan losses and $166 thousand in the provision for income taxes.

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

The following table details the contractual or notional amount of financial instruments that represented credit risk at the dates indicated:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Commitments to originate loans	$18,698	$25,292
Unused lines of credit	56,701	58,283
Standby and commercial letters of credit	2,125	1,633
Credit card arrangements	1,074	1,151
FHLB of Boston MPF credit enhancement obligation, net	462	461
Commitment to purchase investment in a real estate limited partnership	505	505
Total	$79,565	$87,325
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
The Company did not hold or issue derivative or hedging instruments during the three month period ended Month 31, 2014.
The Company’s subsidiary bank is required (as are all banks) to maintain vault cash or a noninterest bearing reserve balance as established by Federal Reserve regulations. The Bank’s average total required reserve for the 14 day maintenance period including March 31, 2014 was $598 thousand and for December 31, 2013 was $652 thousand, both of which were satisfied by vault cash.

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

Union Bankshares, Inc. Page 39

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

The following table shows the Company's rate sensitivity analysis as of March 31, 2014:

	Repriced within
	3 Months or Less	4 to 12 Months	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
	(Dollars in thousands, by repricing date)
Interest sensitive assets:
Overnight deposits	$11,114	$—	$—	$—	$—	$11,114
Interest bearing deposits in banks	4,428	5,193	4,539	1,294	801	16,255
Investment securities (1)(3)	3,864	2,337	7,084	8,446	29,232	50,963
Nonmarketable securities	—	—	—	—	2,053	2,053
Loans and loans held for sale (2)(3)	194,729	81,472	81,510	73,040	45,705	476,456
Total interest sensitive assets	$214,135	$89,002	$93,133	$82,780	$77,791	$556,841
Interest sensitive liabilities:
Time deposits	$52,168	$47,802	$36,258	$10,692	$—	$146,920
Money markets	26,171	—	—	—	78,984	105,155
Regular savings	18,744	—	—	—	60,000	78,744
Interest bearing checking	46,057	—	—	—	51,243	97,300
Borrowed funds	2,101	272	3,351	7,156	870	13,750
Total interest sensitive liabilities	$145,241	$48,074	$39,609	$17,848	$191,097	$441,869
Net interest rate sensitivity gap	$68,894	$40,928	$53,524	$64,932	$(113,306)	$114,972
Cumulative net interest rate sensitivity gap	$68,894	$109,822	$163,346	$228,278	$114,972
Cumulative net interest rate sensitivity gap as a percentage of total assets	11.8%	18.7%	27.9%	38.9%	19.6%
Cumulative net interest rate sensitivity gap as a percentage of total interest sensitive assets	12.4%	19.7%	29.3%	41.0%	20.6%
Cumulative net interest rate sensitivity gap as a percentage of total interest sensitive liabilities	15.6%	24.9%	37.0%	51.7%	26.0%
____________________

(1)	Investment securities exclude marketable equity securities and mutual funds shares with a fair value of $1.0 million and $267 thousand, respectively, that may be sold by the Company at any time.

(2)	Balances shown include deferred unamortized loan costs of $159 thousand.

(3)	Estimated repayment assumptions considered in Asset/Liability model.

Union Bankshares, Inc. Page 40

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

For the quarter ended March 31, 2014, the Company’s ratio of average loans to average deposits increased modestly to 92.0%, compared to 90.6% for the quarter ended March 31, 2013. Municipal, construction and commercial lending were strong during the first three months of 2014. Residential lending demand has decreased for the first three months of 2014 compared to first three months of 2013 as origination of residential loans held for sale was $19.9 million during the three months ended March 31, 2014, compared to $33.5 million during the three months ended March 31, 2013. Residential loans totaling $20.3 million were sold during the three months ended March 31, 2014 versus $33.7 million for the three months ended March 31, 2013.

As a member of the FHLB of Boston, Union had access to unused lines of credit up to $14.7 million at March 31, 2014 over and above the $12.7 million term and overnight advances already drawn on the lines, based on a FHLB of Boston estimate as of that date. With the purchase of required FHLB of Boston Class B common stock and evaluation by the FHLB of Boston of the underlying collateral available, line availability could rise to approximately $29.3 million. This line of credit can be used for either short-or-long-term liquidity or other needs. In addition to its borrowing arrangements with the FHLB of Boston, Union maintains two pre-approved Federal Funds lines of credit totaling $12.0 million with two upstream correspondent banks, a $15.0 million repurchase agreement line of credit and access to the Federal Reserve discount window, which would require pledging of qualified assets. There was no outstanding advances on the federal funds or repurchase agreement lines or at the discount window at March 31, 2014.

There were no purchased deposits through CDARS or ICS (or otherwise) at either March 31, 2014 or December 31, 2013, although Union had exchanged $11.4 million and $9.4 million of deposits, respectively, with other CDARS/ICS members at those dates.

The Company’s management monitors current and projected cash flows and adjusts positions as necessary to maintain adequate levels of liquidity. Approximately 67.9% of the Company’s time deposits will mature within twelve months, which is the lowest percentage over the preceding five years, with the exception of one quarter, which ranged from 62.0% to 85.0%. The deposit gathering activities of financial institutions generally have been affected by the low interest rates which earlier in the recession made customers reluctant to lock in funds for a longer term but short-term rates have dropped so low during the last five years that some customers have extended out in order to receive a better rate or have shifted funds into money markets where the interest rates are higher than on the short-term time deposits. Since the federal funds target rate has remained unchanged at a historic low of 0.00% to 0.25% for more than four years, as customers' time deposits matured, the rollover interest rate available to those customers is lower than their previous deposit rate and therefore the Company's cost of funding has continued to drop. The Company is optimistic that it can maintain and grow its customer deposit base, despite the low rate environment, through good customer service, new deposit products offered, competitive but prudent pricing strategy and the continued expansion of the branch, electronic, and remote network. The relationships developed with local municipalities, businesses and retail customers and the variety of deposit products offered should, in management's view, help to ensure that Union will retain a substantial portion of these deposits. Management will continue to offer a competitive but prudent pricing strategy to facilitate retention of such deposits. The FOMC has committed to keeping interest rates low until certain unemployment and inflation targets are met. But in the future, as interest rates rise, the increase in rates may lead to early redemptions of certificates of deposit by customers which will present its own liquidity issue which will have to be managed. The movement of funds from FDIC insured deposits back into the financial market is also something that we monitor as it could cause a liquidity concern.

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

Union Bankshares, Inc. Page 41

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

As of March 31, 2014, the Company and its subsidiary continue to be considered well capitalized under the capital adequacy requirements to which they are currently subject. The Company has evaluated its capital adequacy at March 31, 2014 on a pro forma basis under the recently adopted (but not yet effective) BASEL III requirements and would be considered well capitalized under such requirements.

The total dollar value of the Company’s stockholders’ equity at March 31, 2014 of $50.8 million has increased $1.0 million from December 31, 2013 at $49.8 million, reflecting net income of $1.8 million for the first three months of 2014 and $5 thousand of stock based compensation, partially offset by an increase of $357 thousand in accumulated other comprehensive loss, cash dividends of $1.2 million and a $2 thousand purchase of Treasury stock.

Union Bankshares, Inc. has 7,500,000 shares of $2.00 par value common stock authorized. As of March 31, 2014, the Company had 4,927,286 shares issued, of which 4,458,262 were outstanding and 469,024 were held in treasury.

In January 2014, the Company's Board of Directors reauthorized a limited stock repurchase program initially adopted in May 2010, which permits the repurchase of up to 2,500 shares of the Company's common stock each calendar quarter in open market purchases or privately negotiated transactions, as management deems advisable and as market conditions warrant. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase authorization expires on December 31, 2014, unless reauthorized. The Company repurchased 97 shares during the first three months of 2014 pursuant to that authorization, at a total cost of $2 thousand.

The Company reserved 50,000 shares of common stock for issuance under the 2008 Incentive Stock Option Plan of Union Bankshares, Inc. and Subsidiary. There were no options granted during the three months ended March 31, 2014 nor were there any shares issued from the exercise of stock options during the period. The stock issued upon exercise of options granted under this Plan consists of authorized but unissued shares of the Company's common stock and/or shares held in treasury. As of March 31, 2014, there were employee incentive stock options outstanding and exercisable under the Plan with respect to 9,000 shares of common stock and unvested stock options with respect to an additional 4,500 shares that were granted in the fourth quarter of 2013 that will become exercisable in the fourth quarter of 2014. All exercisable options were “in the money” at March 31, 2014. Unrecognized compensation cost related to the unvested stock options as of March 31, 2014 was $14 thousand.

Union Bankshares, Inc. and Union are subject to various regulatory capital requirements administered by the federal banking agencies. Management believes that as of March 31, 2014, both companies met all capital adequacy requirements to which they are subject. As of March 31, 2014, the most recent calculation date, Union was categorized as well capitalized under the regulatory framework for prompt corrective action. The prompt corrective action capital category framework applies to FDIC insured depository institutions such as Union but does not apply directly to bank holding companies such as the Company. To be categorized as well capitalized, Union must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. As a bank holding company, the Company is subject to substantially similar capital adequacy requirements of the Federal Reserve Board. There were no conditions or events between March 31, 2014 and the date of this report that management believes have changed either company’s category.

Union Bankshares, Inc. Page 42

	Actual		Minimum For Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk weighted assets
Union	$51,294	13.00%	$31,566	8.00%	$39,457	10.00%
Company	51,679	13.06%	31,656	8.00%	N/A	N/A
Tier I capital to risk weighted assets
Union	$46,474	11.78%	$15,781	4.00%	$23,671	6.00%
Company	46,850	11.84%	15,828	4.00%	N/A	N/A
Tier I capital to average assets
Union	$46,474	8.05%	$23,093	4.00%	$28,866	5.00%
Company	46,850	8.11%	23,107	4.00%	N/A	N/A
The total risk based capital ratio for the Company was 13.06% at March 31, 2014 and 13.28% at December 31, 2013.

The Company remains focused on achieving its goals of long-term growth and an above-average shareholder return, while maintaining a strong capital position. Management is aware of the particular importance in today’s uncertain economic environment of maintaining strong capital reserves and planning for future capital needs including those required by the final Basel III capital standards.

A quarterly cash dividend of $0.26 per share was declared to shareholders of record on April 26, 2014, payable May 8, 2014. Dividends for each of the 2 previous quarters were $.26 per share, and $0.25 per share for 18 quarters prior to that.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Information called for by this item is incorporated by reference in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption OTHER FINANCIAL CONSIDERATIONS on pages 38-43.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2014. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.

Changes in Internal Controls over Financial Reporting. There was no change in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Union Bankshares, Inc. Page 43

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2014, the Company did not issue any unregistered equity securities.

The following table summarizes repurchases of the Company's equity securities made during the quarter ended March 31, 2014:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Program
January 2014	97	$23.00	97	2,403
February 2014	—	—	—	2,403
March 2014	—	—	—	—
__________________

(1)
All repurchases shown in the table were made pursuant to an informal stock repurchase program adopted May 19, 2010 under which the Company may repurchase up to 2,500 shares of its common stock each calendar quarter, in open market or privately negotiated transactions. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The program was reauthorized in January 2014 and will expire on December 31, 2014, unless reauthorized.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three months ended March 31, 2014 and 2013, (iii) the unaudited consolidated statements of comprehensive income for the three months ended March 31, 2014 and 2013, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

____________________

*
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Union Bankshares, Inc. Page 44

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Union Bankshares, Inc.

May 14, 2014	/s/ David S. Silverman
David S. Silverman
Director, President and Chief Executive Officer

May 14, 2014	/s/ Karyn J. Hale
Karyn J. Hale
Chief Financial Officer
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three months ended March 31, 2014 and 2013, (iii) the unaudited consolidated statements of comprehensive income for the three months ended March 31, 2014 and 2013, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

____________________

*
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Union Bankshares, Inc. Page 45