Form 10-Q
period 2014-06-30
UNION BANKSHARES INC
filed 2014-08-14
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2014

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ]      No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 1, 2014:

Common Stock, $2 par value	4,458,517	shares

UNION BANKSHARES, INC.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets	(Dollars in thousands)
Cash and due from banks	$4,154	$5,223
Federal funds sold and overnight deposits	15,490	25,496
Cash and cash equivalents	19,644	30,719
Interest bearing deposits in banks	13,713	17,613
Investment securities available-for-sale	40,359	34,281
Investment securities held-to-maturity (fair value $9.3 million and $10.4 million at June 30, 2014 and December 31, 2013, respectively)	9,642	11,211
Loans held for sale	6,662	3,840
Loans	455,345	461,113
Allowance for loan losses	(4,610)	(4,647)
Net deferred loan costs	238	170
Net loans	450,973	456,636
Accrued interest receivable	1,741	1,663
Premises and equipment, net	10,979	10,678
Core deposit intangible	1,181	1,267
Goodwill	2,223	2,223
Investment in real estate limited partnerships	2,791	3,119
Company-owned life insurance	3,477	3,393
Other assets	8,103	8,800
Total assets	$571,488	$585,443
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$81,140	$87,247
Interest bearing	290,980	269,614
Time	118,736	161,493
Total deposits	490,856	518,354
Borrowed funds	24,759	13,216
Accrued interest and other liabilities	3,986	4,053
Total liabilities	519,601	535,623
Commitments and Contingencies
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,928,996 shares issued at June 30, 2014 and 4,927,286 shares issued at December 31, 2013	9,858	9,855
Additional paid-in capital	404	363
Retained earnings	44,769	43,405
Treasury stock at cost; 470,742 shares at June 30, 2014 and 468,927 shares at December 31, 2013	(3,922)	(3,880)
Accumulated other comprehensive income	778	77
Total stockholders' equity	51,887	49,820
Total liabilities and stockholders' equity	$571,488	$585,443
See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 1

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$5,828	$5,787	$11,590	$11,455
Interest on debt securities:
Taxable	206	140	411	250
Tax exempt	91	70	172	140
Dividends	16	13	31	29
Interest on federal funds sold and overnight deposits	4	10	8	23
Interest on interest bearing deposits in banks	39	59	84	119
Total interest and dividend income	6,184	6,079	12,296	12,016
Interest expense
Interest on deposits	421	486	893	1,004
Interest on borrowed funds	108	127	213	257
Total interest expense	529	613	1,106	1,261
Net interest income	5,655	5,466	11,190	10,755
Provision for loan losses	75	75	150	135
Net interest income after provision for loan losses	5,580	5,391	11,040	10,620
Noninterest income
Trust income	191	154	366	317
Service fees	1,285	1,257	2,557	2,446
Net gains (losses) on sales of investment securities available-for-sale	19	(4)	62	(1)
Net gains on sales of loans held for sale	508	583	941	1,250
Other income	107	130	147	264
Total noninterest income	2,110	2,120	4,073	4,276
Noninterest expenses
Salaries and wages	2,194	2,235	4,441	4,392
Pension and employee benefits	703	638	1,370	1,321
Occupancy expense, net	295	291	634	622
Equipment expense	410	388	797	814
Other expenses	1,668	1,670	3,217	3,252
Total noninterest expenses	5,270	5,222	10,459	10,401
Income before provision for income taxes	2,420	2,289	4,654	4,495
Provision for income taxes	501	492	971	961
Net income	$1,919	$1,797	$3,683	$3,534
Earnings per common share	$0.43	$0.40	$0.83	$0.79
Weighted average number of common shares outstanding	4,458,439	4,456,802	4,458,359	4,456,315
Dividends per common share	$0.26	$0.25	$0.52	$0.50

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 2

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Net income	$1,919	$1,797	$3,683	$3,534
Other comprehensive income (loss), net of tax:
Investment securities available-for-sale:
Net unrealized holding gains (losses) arising during the period on investment securities available-for-sale	357	(618)	742	(609)
Reclassification adjustment for net (gains) losses on investment securities available-for-sale realized in net income	(13)	3	(41)	1
Total	344	(615)	701	(608)
Defined benefit pension plan:
Net actuarial loss arising during the period	—	—	—	(33)
Reclassification adjustment for amortization of net actuarial loss realized in net income	—	63	—	63
Total	—	63	—	30
Total other comprehensive income (loss)	344	(552)	701	(578)
Total comprehensive income	$2,263	$1,245	$4,384	$2,956

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 3

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2014 and 2013 (Unaudited)

	Common Stock
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances, December 31, 2013	4,458,359	$9,855	$363	$43,405	$(3,880)	$77	$49,820
Net income	—	—	—	3,683	—	—	3,683
Other comprehensive income	—	—	—	—	—	701	701
Cash dividends declared ($0.52 per share)	—	—	—	(2,319)	—	—	(2,319)
Stock based compensation expense	—	—	11	—	—	—	11
Exercise of stock options	1,710	3	30	—	—	—	33
Purchase of treasury stock	(1,815)	—	—	—	(42)	—	(42)
Balances, June 30, 2014	4,458,254	$9,858	$404	$44,769	$(3,922)	$778	$51,887
Balances, December 31, 2012	4,456,081	$9,848	$295	$40,772	$(3,859)	$(2,010)	$45,046
Net income	—	—	—	3,534	—	—	3,534
Other comprehensive loss	—	—	—	—	—	(578)	(578)
Cash dividends declared ($0.50 per share)	—	—	—	(2,228)	—	—	(2,228)
Stock based compensation expense	—	—	6	—	—	—	6
Exercise of stock options	1,800	4	29	—	—	—	33
Purchase of treasury stock	(925)	—	—	—	(19)	—	(19)
Balances, June 30, 2013	4,456,956	$9,852	$330	$42,078	$(3,878)	$(2,588)	$45,794

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 4

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2014	2013
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income	$3,683	$3,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	463	464
Provision for loan losses	150	135
Deferred income tax provision	73	138
Net amortization of investment securities	37	24
Equity in losses of limited partnerships	328	345
Stock based compensation expense	11	6
Net (increase) decrease in unamortized loan costs	(68)	9
Proceeds from sales of loans held for sale	43,439	67,450
Origination of loans held for sale	(45,320)	(59,646)
Net gains on sales of loans held for sale	(941)	(1,250)
Net (gains) losses on sales of investment securities available-for-sale	(62)	1
Write-downs of impaired assets	—	36
Net (gains) losses on sales of other real estate owned	(6)	5
Increase in accrued interest receivable	(78)	(34)
Amortization of core deposit intangible	86	86
(Increase) decrease in other assets	(180)	879
(Decrease) increase in other liabilities	(67)	261
Net cash provided by operating activities	1,548	12,443
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	5,779	4,379
Purchases	(1,879)	(4,719)
Investment securities held-to-maturity
Proceeds from maturities, calls and paydowns	3,571	500
Purchases	(2,000)	(4,216)
Investment securities available-for-sale
Proceeds from sales	4,426	1,015
Proceeds from maturities, calls and paydowns	2,725	2,798
Purchases	(12,144)	(11,949)
Redemption of nonmarketable stock	—	(77)
Net decrease (increase) in loans	5,561	(705)
Recoveries of loans charged off	20	26
Purchases of premises and equipment	(764)	(359)
Proceeds from sales of other real estate owned	365	367
Net cash provided by (used in) investing activities	5,660	(12,940)

Union Bankshares, Inc. Page 5

Cash Flows From Financing Activities
Repayment of long-term debt	(176)	(935)
Net increase in short-term borrowings outstanding	11,719	5,366
Net decrease in noninterest bearing deposits	(6,107)	(3,827)
Net increase (decrease) in interest bearing deposits	21,366	(7,329)
Net decrease in time deposits	(42,757)	(24,820)
Issuance of common stock	33	33
Purchase of treasury stock	(42)	(19)
Dividends paid	(2,319)	(2,228)
Net cash used in financing activities	(18,283)	(33,759)
Net decrease in cash and cash equivalents	(11,075)	(34,256)
Cash and cash equivalents
Beginning of period	30,719	46,510
End of period	$19,644	$12,254
Supplemental Disclosures of Cash Flow Information
Interest paid	$1,307	$1,456
Income taxes paid	$670	$650

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 6

UNION BANKSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Union Bankshares, Inc. and Subsidiary (the Company) as of June 30, 2014, and for the three and six months ended June 30, 2014 and 2013, have been prepared in conformity with GAAP for interim financial information, general practices within the banking industry, and the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Company's sole subsidiary is Union Bank. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein, have been made. This information should be read in conjunction with the Company’s 2013 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ended December 31, 2014, or any other interim period.
Certain amounts in the 2013 consolidated financial statements have been reclassified to conform to the 2014 presentation.

The acronyms, abbreviations and capitalized terms identified below are used throughout this Form 10-Q, including Part I. "Financial Information" and Part II. "Other Information". The following is provided to aid the reader and provide a reference page when reviewing this Form 10-Q.

AFS:	Available-for-sale	IRS:	Internal Revenue Service
ALL:	Allowance for loan losses	MBS:	Mortgage-backed security
ASC:	Accounting Standards Codification	MSRs:	Mortgage servicing rights
ASU:	Accounting Standards Update	OAO:	Other assets owned
Board:	Board of Directors	OCI:	Other comprehensive income (loss)
bp or bps:	Basis point(s)	OFAC:	U.S. Office of Foreign Assets Control
Branch Acquisition:	The acquisition of three New Hampshire branches in May 2011	OREO:	Other real estate owned
CDARS:	Certificate of Deposit Accounts Registry Service of the Promontory Interfinancial Network	OTTI:	Other-than-temporary impairment
Company:	Union Bankshares, Inc. and Subsidiary	OTT:	Other-than-temporary
FASB:	Financial Accounting Standards Board	Plan:	The Union Bank Pension Plan
FDIC:	Federal Deposit Insurance Corporation	RD:	USDA Rural Development
FHA:	U.S. Federal Housing Administration	SBA:	U.S. Small Business Administration
FHLB:	Federal Home Loan Bank of Boston	SEC:	U.S. Securities and Exchange Commission
FRB:	Federal Reserve Board	TDR:	Troubled-debt restructuring
FHLMC/Freddie Mac:	Federal Home Loan Mortgage Corporation	Union:	Union Bank, the sole subsidiary of Union Bankshares, Inc
GAAP:	Generally accepted accounting principles in the United States	USDA:	U.S. Department of Agriculture
HTM:	Held-to-maturity	VA:	U.S. Veterans Administration
HUD:	U.S. Department of Housing and Urban Development	2008 ISO Plan:	2008 Incentive Stock Option Plan of the Company
ICS:	Insured Cash Sweeps of the Promontory Interfinancial Network	2014 Equity Plan:	2014 Equity Incentive Plan

Note 2. Legal Contingencies
In the normal course of business, the Company is involved in various legal and other proceedings. In the opinion of management, any liability resulting from such proceedings is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Union Bankshares, Inc. Page 7

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

Note 5. Goodwill and Other Intangible Assets
As a result of the 2011 Branch Acquisition , the Company recorded goodwill amounting to $2.2 million. The goodwill is not amortizable. Goodwill is evaluated for impairment annually, in accordance with current authoritative accounting guidance. Management assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the Company, in total, is less than its carrying amount. Management is not aware of any such events or circumstances that would cause it to conclude that the fair value of the Company is less than its carrying amount.

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

Union Bankshares, Inc. Page 8

Amortization expense for the core deposit intangible was $43 thousand for the three months ended June 30, 2014 and 2013 and was $86 thousand for the six months ended June 30, 2014 and 2013. The amortization expense is included in other noninterest expense on the consolidated statement of income and is deductible for tax purposes. As of June 30, 2014, the remaining amortization expense related to the core deposit intangible, absent any future impairment, is expected to be as follows:

(Dollars in thousands)
2014	$85
2015	171
2016	171
2017	171
2018	171
Thereafter	412
Total	$1,181

Note 6. Investment Securities
Investment securities as of the balance sheet dates consisted of the following:

June 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$11,895	$3	$(358)	$11,540
Agency mortgage-backed	5,897	45	(27)	5,915
State and political subdivisions	14,764	343	(59)	15,048
Corporate	6,498	68	(63)	6,503
Total debt securities	39,054	459	(507)	39,006
Marketable equity securities	746	332	—	1,078
Mutual funds	275	—	—	275
Total	$40,075	$791	$(507)	$40,359
Held-to-maturity
U.S. Government-sponsored enterprises	$9,642	$4	$(351)	$9,295

Union Bankshares, Inc. Page 9

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$14,327	$11	$(1,101)	$13,237
Agency mortgage-backed	3,804	18	(75)	3,747
State and political subdivisions	11,930	328	(94)	12,164
Corporate	3,994	—	(160)	3,834
Total debt securities	34,055	357	(1,430)	32,982
Marketable equity securities	746	296	(1)	1,041
Mutual funds	258	—	—	258
Total	$35,059	$653	$(1,431)	$34,281
Held-to-maturity
U.S. Government-sponsored enterprises	$11,211	$2	$(849)	$10,364

Proceeds from the sale of AFS securities were $2.0 million and $4.4 million for the three and six months ended June 30, 2014, respectively. Gross realized gains from the sale of AFS securities were $19 thousand and $62 thousand for the three and six months ended June 30, 2014, respectively, while there were no gross realized losses for either period. Proceeds from the sale of AFS securities were $504 thousand and $1.0 million for the three and six months ended June 30, 2013, respectively. Gross realized gains from the sale of AFS securities were $0 and $3 thousand for the three and six months ended June 30, 2013, respectively, while gross realized losses were $4 thousand for both periods. The specific identification method is used to determine realized gains and losses on sales of securities AFS.

The amortized cost and estimated fair value of debt securities by contractual scheduled maturity as of June 30, 2014 were as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Available-for-sale
Due in one year or less	$827	$827
Due from one to five years	3,813	3,855
Due from five to ten years	17,780	17,778
Due after ten years	10,737	10,631
	33,157	33,091
Agency mortgage-backed	5,897	5,915
Total debt securities available-for-sale	$39,054	$39,006
Held-to-maturity
Due from one to five years	$1,996	$1,988
Due from five to ten years	2,000	1,930
Due after ten years	5,646	5,377
Total debt securities held-to-maturity	$9,642	$9,295

Actual maturities may differ for certain debt securities that may be called by the issuer prior to the contractual maturity. Actual maturities usually differ from contractual maturities on agency MBS because the mortgages underlying the securities may be prepaid, usually without any penalties. Therefore, these agency MBS are shown separately and are not included in the contractual maturity categories in the above maturity summary.

Union Bankshares, Inc. Page 10

Information pertaining to all investment securities with gross unrealized losses as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

June 30, 2014	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
Debt securities:
U.S. Government-sponsored enterprises	—	$—	$—	20	$16,314	$(709)	20	$16,314	$(709)
Agency mortgage-backed	1	464	(5)	2	846	(22)	3	1,310	(27)
State and political subdivisions	7	2,267	(28)	2	573	(31)	9	2,840	(59)
Corporate	3	1,204	(1)	3	1,457	(62)	6	2,661	(63)
Total	11	$3,935	$(34)	27	$19,190	$(824)	38	$23,125	$(858)

December 31, 2013	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
Debt securities:
U.S. Government-sponsored enterprises	21	$16,213	$(1,292)	6	$4,839	$(658)	27	$21,052	$(1,950)
Agency mortgage-backed	6	2,844	(75)	—	—	—	6	2,844	(75)
State and political subdivisions	9	3,175	(72)	1	329	(22)	10	3,504	(94)
Corporate	6	2,420	(53)	3	1,414	(107)	9	3,834	(160)
Total debt securities	42	24,652	(1,492)	10	6,582	(787)	52	31,234	(2,279)
Marketable equity securities	—	—	—	1	13	(1)	1	13	(1)
Total	42	$24,652	$(1,492)	11	$6,595	$(788)	53	$31,247	$(2,280)
The Company evaluates all investment securities on a quarterly basis, and more frequently when economic conditions warrant, to determine if OTTI exists. A security is considered impaired if the fair value is lower than its amortized cost basis at the report date. If impaired, management then assesses whether the unrealized loss is OTT.

Declines in the fair values of individual equity securities that are deemed to be OTT are reflected in noninterest income when identified. An unrealized loss on a debt security is generally deemed to be OTT and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security. The credit loss component of OTTI write-down is recorded, net of tax effect, through net income as a component of net OTTI losses in the consolidated statement of income, while the remaining portion of the impairment loss is recognized in OCI, provided the Company does not intend to sell the underlying debt security and it is "more likely than not" that the Company will not have to sell the debt security prior to recovery.

Management considers the following factors in determining whether OTTI exists and the period over which the debt security is expected to recover:

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

Union Bankshares, Inc. Page 11

•	The nature of the issuer, including whether it is a private company, public entity or government-sponsored enterprise, and the existence or likelihood of any government or third party guaranty.

The Company has the ability to hold the investment securities that had unrealized losses at June 30, 2014 for the foreseeable future and no declines were deemed by management to be OTT.

Investment securities with a carrying amount of $3.1 million and $3.3 million at June 30, 2014 and December 31, 2013, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

Note 7.  Loans
Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their unpaid principal balances, adjusted for any charge-offs, the ALL, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.
Loan interest income is accrued daily on outstanding balances. The following accounting policies, related to accrual and nonaccrual loans, apply to all portfolio segments and to all loan classes, which the Company considers to be the same as the portfolio segments. The accrual of interest is normally discontinued when a loan is specifically determined to be impaired and/or management believes, after considering collection efforts and other factors, that the borrower's financial condition is such that collection of interest is doubtful. Generally, any unpaid interest previously accrued on those loans is reversed against current period interest income. A loan may be restored to accrual status when its financial status has significantly improved and there is no principal or interest past due. A loan may also be restored to accrual status if the borrower makes six consecutive monthly payments or the lump sum equivalent. Income on nonaccrual loans is generally not recognized unless a loan is returned to accrual status or after all principal has been collected. Interest income generally is not recognized on impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are generally recorded as a reduction of the loan principal balance. Delinquency status is determined based on contractual terms for all portfolio segments and loan classes. Loans past due 30 days or more are considered delinquent.
Loan origination fees and direct loan origination costs are deferred and amortized as an adjustment of the related loan's yield using methods that approximate the interest method. The Company generally amortizes these amounts over the estimated average life of the related loans.
The loans purchased in the 2011 Branch Acquisition were recorded at $32.9 million, the estimated fair value at the time of purchase. The estimated fair value contains both accretable and nonaccretable components. The accretable component is amortized as an adjustment to the related loan yield over the average life of the loan. The nonaccretable component represents probable loss due to credit risk and is reviewed by management periodically and adjusted as deemed necessary. At the acquisition date, the fair value of the loans acquired resulted in an accretable loan premium component of $545 thousand, less a nonaccretable credit risk component of $318 thousand.
The following table summarizes activity in the accretable loan premium component for the acquired loan portfolio:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$354	$434	$374	$454
Loan premium amortization	(20)	(20)	(40)	(40)
Balance at end of period	$334	$414	$334	$414
Loan premium amortization has been charged to Interest and fees on loans on the Company's consolidated statements of income for the periods reported. The remaining accretable loan premium component balance was $334 thousand at June 30, 2014 and $374 thousand at December 31, 2013. The balance of the nonaccretable credit risk component was $296 thousand at June 30, 2014 and December 31, 2013. The net carrying amounts of the acquired loans were $16.5 million and $17.0 million at June 30, 2014 and December 31, 2013, respectively, and are included in the loan balances below.

Union Bankshares, Inc. Page 12

The composition of Net loans as of the balance sheet dates were as follows:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Residential real estate	$160,662	$159,441
Construction real estate	31,755	30,898
Commercial real estate	218,517	210,718
Commercial	23,264	20,569
Consumer	4,493	5,396
Municipal	16,654	34,091
Gross loans	455,345	461,113
Allowance for loan losses	(4,610)	(4,647)
Net deferred loan costs	238	170
Net loans	$450,973	$456,636
Residential real estate loans aggregating $3.7 million and $22.7 million at June 30, 2014 and December 31, 2013, respectively, were pledged as collateral on deposits of municipalities. Qualifying residential first mortgage loans held by Union may be pledged as collateral for borrowings from the FHLB under a blanket lien.

A summary of current, past due and nonaccrual loans as of the balance sheet dates follows:

June 30, 2014	Current	30-59 Days	60-89 Days	90 Days and Over and Accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$157,842	$128	$1,235	$508	$949	$160,662
Construction real estate	31,675	—	41	12	27	31,755
Commercial real estate	215,436	1,698	122	434	827	218,517
Commercial	23,182	—	37	—	45	23,264
Consumer	4,443	6	12	2	30	4,493
Municipal	16,654	—	—	—	—	16,654
Total	$449,232	$1,832	$1,447	$956	$1,878	$455,345

December 31, 2013	Current	30-59 Days	60-89 Days	90 Days and Over and Accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$153,469	$3,371	$1,247	$262	$1,092	$159,441
Construction real estate	30,513	300	59	—	26	30,898
Commercial real estate	207,429	1,117	1,938	—	234	210,718
Commercial	20,326	195	—	—	48	20,569
Consumer	5,295	66	—	1	34	5,396
Municipal	34,091	—	—	—	—	34,091
Total	$451,123	$5,049	$3,244	$263	$1,434	$461,113
Aggregate interest on nonaccrual loans not recognized was $1.0 million and $1.1 million as of June 30, 2014 and 2013, respectively, and $1.1 million as of December 31, 2013.

Union Bankshares, Inc. Page 13

Note 8.  Allowance for Loan Losses and Credit Quality
The ALL is established for estimated losses in the loan portfolio through a provision for loan losses charged to earnings. For all loan classes, loan losses are charged against the ALL when management believes the loan balance is uncollectible or in accordance with federal guidelines. Subsequent recoveries, if any, are credited to the ALL.

The ALL is maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio as of the balance sheet date. The amount of the ALL is based on management's periodic evaluation of the collectability of the loan portfolio, including the nature, volume and risk characteristics of the portfolio, credit concentrations, trends in historical loss experience, estimated value of any underlying collateral, specific impaired loans and economic conditions. There has been no change to the methodology used to estimate the ALL during the second quarter of 2014. While management uses available information to recognize losses on loans, future additions to the ALL may be necessary based on changes in economic conditions or other relevant factors.

In addition, various regulatory agencies, as an integral part of their examination process, regularly review the Company's ALL. Such agencies may require the Company to recognize additions to the ALL, with a corresponding charge to earnings, based on their judgments about information available to them at the time of their examination, which may not be currently available to management.

The ALL consists of specific, general and unallocated components. The specific component relates to the loans that are classified as impaired. Loans are evaluated for impairment and may be classified as impaired when management believes it is probable that the Company will not collect all the contractual interest and principal payments as scheduled in the loan agreement. Impaired loans may also include troubled loans that are restructured. A TDR occurs when the Company, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that would otherwise not be granted. A TDR classification may result from the transfer of assets to the Company in partial satisfaction of a troubled loan, a modification of a loan's terms (such as reduction of stated interest rates below market rates, extension of maturity that does not conform to the Company's policies, reduction of the face amount of the loan, reduction of accrued interest, or reduction or deferment of loan payments ), or a combination of factors. A specific reserve amount is allocated to the allowance for individual loans that have been classified as impaired based on management's estimate of the fair value of the collateral for collateral dependent loans, an observable market price, or the present value of anticipated future cash flows. The Company accounts for the change in present value attributable to the passage of time in the loan loss reserve. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer, real estate or small balance commercial loans for impairment evaluation, unless such loans are subject to a restructuring agreement or have been identified as impaired as part of a larger customer relationship. Management has established the threshold for individual impairment evaluation for commercial loans with balances greater than $500 thousand, based on an evaluation of the Company's historical loss experience on substandard commercial loans.

The general component represents the level of ALL allocable to each loan portfolio segment with similar risk characteristics and is determined based on historical loss experience, adjusted for qualitative factors, for each class of loan. Management deems a five year average to be an appropriate time frame on which to base historical losses for each portfolio segment. Qualitative factors considered include underwriting, economic and market conditions, portfolio composition, collateral values, delinquencies, lender experience and legal issues. The qualitative factors are determined based on the various risk characteristics of each portfolio segment. Risk characteristics relevant to each portfolio segment are as follows:

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

Union Bankshares, Inc. Page 14

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

An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the ALL reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

All evaluations are inherently subjective as they require estimates that are susceptible to significant revision as more information becomes available or as changes occur in economic conditions or other relevant factors. Despite the allocation shown in the tables below, the ALL is general in nature and is available to absorb losses from any loan segment.
Changes in the ALL, by class of loans, for the three and six months ended June 30, 2014 and 2013 were as follows:

For The Three Months Ended June 30, 2014	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, March 31, 2014	$1,237	$374	$2,575	$169	$22	$43	$274	$4,694
Provision (credit) for loan losses	39	12	164	36	3	(25)	(154)	75
Recoveries of amounts charged off	—	3	—	1	2	—	—	6
	1,276	389	2,739	206	27	18	120	4,775
Amounts charged off	(18)	—	(142)	—	(5)	—	—	(165)
Balance, June 30, 2014	$1,258	$389	$2,597	$206	$22	$18	$120	$4,610

For The Three Months Ended June 30, 2013	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, March 31, 2013	$1,281	$373	$2,722	$175	$34	$32	$97	$4,714
Provision (credit) for loan losses	24	71	47	36	(1)	(18)	(84)	75
Recoveries of amounts charged off	9	3	—	2	1	—	—	15
	1,314	447	2,769	213	34	14	13	4,804
Amounts charged off	(16)	(16)	—	(18)	(2)	—	—	(52)
Balance, June 30, 2013	$1,298	$431	$2,769	$195	$32	$14	$13	$4,752

For The Six Months Ended June 30, 2014	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2013	$1,251	$390	$2,644	$163	$23	$35	$141	$4,647
Provision (credit) for loan losses	60	(7)	95	41	(1)	(17)	(21)	150
Recoveries of amounts charged off	2	6	—	2	10	—	—	20
	1,313	389	2,739	206	32	18	120	4,817
Amounts charged off	(55)	—	(142)	—	(10)	—	—	(207)
Balance, June 30, 2014	$1,258	$389	$2,597	$206	$22	$18	$120	$4,610

Union Bankshares, Inc. Page 15

For The Six Months Ended June 30, 2013	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2012	$1,291	$456	$2,532	$159	$39	$30	$150	$4,657
Provision (credit) for loan losses	23	(15)	237	51	(8)	(16)	(137)	135
Recoveries of amounts charged off	10	6	—	3	7	—	—	26
	1,324	447	2,769	213	38	14	13	4,818
Amounts charged off	(26)	(16)	—	(18)	(6)	—	—	(66)
Balance, June 30, 2013	$1,298	$431	$2,769	$195	$32	$14	$13	$4,752

The allocation of the ALL, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates were as follows:

June 30, 2014	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$40	$2	$134	$—	$—	$—	$—	$176
Collectively evaluated for impairment	1,218	387	2,463	206	22	18	120	4,434
Total allocated	$1,258	$389	$2,597	$206	$22	$18	$120	$4,610

December 31, 2013	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$46	$13	$278	$—	$—	$—	$—	$337
Collectively evaluated for impairment	1,205	377	2,366	163	23	35	141	4,310
Total allocated	$1,251	$390	$2,644	$163	$23	$35	$141	$4,647

The recorded investment in loans, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates were as follows:

June 30, 2014	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$645	$301	$4,227	$99	$—	$—	$5,272
Collectively evaluated for impairment	152,948	31,454	205,620	22,945	4,388	16,212	433,567
	153,593	31,755	209,847	23,044	4,388	16,212	438,839
Acquired loans	7,069	—	8,670	220	105	442	16,506
Total	$160,662	$31,755	$218,517	$23,264	$4,493	$16,654	$455,345

Union Bankshares, Inc. Page 16

December 31, 2013	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$821	$348	$4,219	$109	$—	$—	$5,497
Collectively evaluated for impairment	151,297	30,550	197,696	20,145	5,264	33,627	438,579
	152,118	30,898	201,915	20,254	5,264	33,627	444,076
Acquired loans	7,323	—	8,803	315	132	464	17,037
Total	$159,441	$30,898	$210,718	$20,569	$5,396	$34,091	$461,113

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

The following tables summarize the loan ratings applied to the Company's loans by class as of the balance sheet dates:

June 30, 2014	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$143,965	$29,254	$161,740	$20,603	$4,307	$16,212	$376,081
Satisfactory/Monitor	7,494	2,200	40,618	2,147	73	—	52,532
Substandard	2,134	301	7,489	294	8	—	10,226
Total	153,593	31,755	209,847	23,044	4,388	16,212	438,839
Acquired loans	7,069	—	8,670	220	105	442	16,506
Total	$160,662	$31,755	$218,517	$23,264	$4,493	$16,654	$455,345

December 31, 2013	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$141,909	$29,648	$145,225	$17,309	$5,180	$33,627	$372,898
Satisfactory/Monitor	7,953	891	50,198	2,694	82	—	61,818
Substandard	2,256	359	6,492	251	2	—	9,360
Total	152,118	30,898	201,915	20,254	5,264	33,627	444,076
Acquired loans	7,323	—	8,803	315	132	464	17,037
Total	$159,441	$30,898	$210,718	$20,569	$5,396	$34,091	$461,113

Acquired loans are risk rated, as appropriate, according to the Company's loan rating system, but such ratings are not taken into account in establishing the ALL. Rather, in accordance with applicable accounting principles, acquired loans are initially recorded

Union Bankshares, Inc. Page 17

at fair value, determined based upon an estimate of the amount and timing of both principal and interest cash flows expected to be collected and discounted using a market interest rate, which includes an estimate of future credit losses expected to be incurred over the life of the portfolio. The primary credit quality indicator for acquired loans is whether there has been a decrease in expected cash flows. Monitoring of this portfolio is ongoing to determine if there is evidence of deterioration in credit quality since acquisition. As of June 30, 2014, there was no ALL for acquired loans.

The following table provides information with respect to impaired loans by class of loan as of and for the three and six months ended June 30, 2014:

	As of June 30, 2014			For The Three Months Ended June 30, 2014		For The Six Months Ended June 30, 2014
	Recorded Investment	Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With an allowance recorded:
Residential real estate	$336	$345	$40
Construction real estate	99	99	2
Commercial real estate	2,185	2,189	134
	2,620	2,633	176
With no allowance recorded:
Residential real estate	309	485	—
Construction real estate	202	224	—
Commercial real estate	2,042	2,088	—
Commercial	99	99	—
	2,652	2,896	—
Total:
Residential real estate	645	830	40	$648	$5	$706	$10
Construction real estate	301	323	2	325	4	333	8
Commercial real estate	4,227	4,277	134	4,230	45	4,226	87
Commercial	99	99	—	102	2	104	4
Total	$5,272	$5,529	$176	$5,305	$56	$5,369	$109

The following table provides information with respect to impaired loans by class of loan as of and for the three and six months ended June 30, 2013:

	As of June 30, 2013			For The Three Months Ended June 30, 2013		For The Six Months Ended June 30, 2013
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Total:
Residential real estate	$888	$1,058	$51	$820	$4	$781	$8
Construction real estate	351	373	16	246	1	213	2
Commercial real estate	3,262	3,358	20	3,329	41	3,362	70
Commercial	117	117	3	120	2	122	4
Total	$4,618	$4,906	$90	$4,515	$48	$4,478	$84
____________________

(1)	Does not reflect government guaranties on impaired loans as of June 30, 2013 totaling $750 thousand.

Union Bankshares, Inc. Page 18

The following table provides information with respect to impaired loans as of December 31, 2013:

	December 31, 2013
	Recorded Investment (1)	Principal Balance (1)	Related Allowance
	(Dollars in thousands)
With an allowance recorded:
Residential real estate	$437	$451	$46
Construction real estate	322	322	13
Commercial real estate	2,534	2,534	278
	3,293	3,307	337
With no allowance recorded:
Residential real estate	384	612	—
Construction real estate	26	48	—
Commercial real estate	1,685	1,742	—
Commercial	109	109	—
	2,204	2,511	—

Total:
Residential real estate	821	1,063	46
Construction real estate	348	370	13
Commercial real estate	4,219	4,276	278
Commercial	109	109	—
Total	$5,497	$5,818	$337
____________________

(1)	Does not reflect government guaranties on impaired loans as of December 31, 2013 totaling $669 thousand.

The following is a summary of TDR loans by class of loan as of the balance sheet dates:

	June 30, 2014		December 31, 2013
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
Residential real estate	4	$390	4	$402
Construction real estate	3	301	3	349
Commercial real estate	4	1,552	2	489
Total	11	$2,243	9	$1,240
The TDR loans above represent loan modifications in which a concession was provided to the borrower, including due date extensions, maturity date extensions, interest rate reductions or the forgiveness of accrued interest. Troubled loans, that are restructured and meet established thresholds, are classified as impaired and a specific reserve amount is allocated to the ALL on the basis of the fair value of the collateral for collateral dependent loans, an observable market price, or the present value of anticipated future cash flows.

Union Bankshares, Inc. Page 19

There was no new TDR activity during the for the the three and six months ended June 30, 2013 or the three months ended June 30, 2014. The following table provides new TDR activity for the six months ended June 30, 2014:

	New TDRs During the
	Six Months Ended June 30, 2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Commercial real estate	2	$1,018	$1,068

There were no TDR loans modified within the previous twelve months that had subsequently defaulted during the three and six month periods ended June 30, 2014 or June 30, 2013. TDR loans are considered defaulted at 90 days past due.

At June 30, 2014 and December 31, 2013, the Company was not committed to lend any additional funds to borrowers whose loans were nonperforming, impaired or restructured.

Note 9. Defined Benefit Pension Plan
Union Bank, the Company’s sole subsidiary, sponsors a noncontributory defined benefit pension plan covering all eligible employees employed prior to October 5, 2012. On October 5, 2012, the Company closed the Plan to new participants and froze the accrual of retirement benefits for current participants. It is Union's current intent to continue to maintain the frozen Plan and related Trust account and to distribute benefits to participants at such time and in such manner as provided under the terms of the Plan. The Company will continue to recognize pension (benefit) expense and cash funding obligations for the remaining life of the associated liability for the frozen benefits under the Plan. The Plan provides defined benefits based on years of service and final average salary prior to October 5, 2012.

Net periodic pension (benefit) expense for the three and six months ended June 30 consisted of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Service cost	$—	$—	$—	$—
Interest cost on projected benefit obligation	193	175	386	350
Expected return on plan assets	(306)	(252)	(604)	(504)
Amortization of prior service cost	—	—	—	—
Amortization of net loss	—	95	—	95
Net periodic (benefit) expense	$(113)	$18	$(218)	$(59)

Note 10. Other Comprehensive Income (Loss)
Accounting principles generally require recognized revenue, expenses, gains and losses be included in net income or loss. Certain changes in assets and liabilities, such as the after tax effect of unrealized gains and losses on investment securities AFS that are not OTTI and the unfunded liability for the defined benefit pension plan, are not reflected in the consolidated statement of income. The cumulative effect of such items, net of tax effect, is reported as a separate component of the equity section of the consolidated balance sheet (Accumulated OCI). OCI, along with net income, comprises the Company's total comprehensive income or loss.

As of the balance sheet dates, the components of Accumulated OCI, net of tax, were:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Net unrealized gain (loss) on investment securities available-for-sale	$188	$(513)
Defined benefit pension plan net unrealized actuarial gain	590	590
Total	$778	$77

Union Bankshares, Inc. Page 20

The following table discloses the tax effects allocated to each component of OCI for the three months ended June 30:

	Three Months Ended
	June 30, 2014			June 30, 2013
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
	(Dollars in thousands)
Investment securities available-for-sale:
Net unrealized holding gains (losses) arising during the period on investment securities available-for-sale	$541	$(184)	$357	$(936)	$318	$(618)
Reclassification adjustment for net (gains) losses on investment securities available-for-sale realized in net income	(19)	6	(13)	4	(1)	3
Total	522	(178)	344	(932)	317	(615)
Defined benefit pension plan:
Reclassification adjustment for amortization of net actuarial loss realized in net income	—	—	—	95	(32)	63
Total other comprehensive income (loss)	$522	$(178)	$344	$(837)	$285	$(552)

The following table discloses the tax effects allocated to each component of OCI for the six months ended June 30:

	Six Months Ended
	June 30, 2014			June 30, 2013
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
	(Dollars in thousands)
Investment securities available-for-sale:
Net unrealized holding gains (losses) arising during the period on investment securities available-for-sale	$1,124	$(382)	$742	$(922)	$313	$(609)
Reclassification adjustment for net (gains) losses on investment securities available-for-sale realized in net income	(62)	21	(41)	1	—	1
Total	1,062	(361)	701	(921)	313	(608)
Defined benefit pension plan:
Net actuarial loss arising during the period	—	—	—	(49)	16	(33)
Reclassification adjustment for amortization of net actuarial loss realized in net income	—	—	—	95	(32)	63
Total	—	—	—	46	(16)	30
Total other comprehensive income (loss)	$1,062	$(361)	$701	$(875)	$297	$(578)

Union Bankshares, Inc. Page 21

The following table discloses information concerning the reclassification adjustments from OCI for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
Reclassification Adjustment Description	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	Affected Line Item in Consolidated Statement of Income
	(Dollars in thousands)
Investment securities available-for-sale:
Net (gains) losses on investment securities available-for-sale	$(19)	$4	$(62)	$1	Net gains (losses) on sales of investment securities available-for-sale
Tax benefit (expense)	6	(1)	21	—	Provision for income taxes
	(13)	3	(41)	1	Net income
Defined benefit pension plan:
Net actuarial loss	—	95	—	95	Pension and employee benefits
Tax expense	—	(32)	—	(32)	Provision for income taxes
	—	63	—	63	Net income
Total reclassifications	$(13)	$66	$(41)	$64	Net income

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

The following is a description of the valuation methodologies used for the Company’s assets that are measured on a recurring basis at estimated fair value:

AFS securities: Marketable equity securities and mutual funds have been valued using unadjusted quoted prices from active markets and therefore have been classified as Level 1. However, the majority of the Company’s AFS securities have been valued utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include market maker bids, quotes and pricing models. Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows.

Union Bankshares, Inc. Page 22

Assets measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
June 30, 2014:
Investment securities available-for-sale (market approach)
Debt securities:
U.S. Government-sponsored enterprises	$11,540	$—	$11,540	$—
Agency mortgage-backed	5,915	—	5,915	—
State and political subdivisions	15,048	—	15,048	—
Corporate	6,503	—	6,503	—
Total debt securities	39,006	—	39,006	—
Marketable equity securities	1,078	1,078	—	—
Mutual funds	275	275	—	—
Total	$40,359	$1,353	$39,006	$—

December 31, 2013:
Investment securities available-for-sale (market approach)
Debt securities:
U.S. Government-sponsored enterprises	$13,237	$—	$13,237	$—
Agency mortgage-backed	3,747	—	3,747	—
State and political subdivisions	12,164	—	12,164	—
Corporate	3,834	1,436	2,398	—
Total debt securities	32,982	1,436	31,546	—
Marketable equity securities	1,041	1,041	—	—
Mutual funds	258	258	—	—
Total	$34,281	$2,735	$31,546	$—

There were no significant transfers in or out of Levels 1 and 2 for the three and six months. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as impaired loans, HTM securities, MSRs and OREO, were not considered material at June 30, 2014 or December 31, 2013. The Company has not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.

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

Union Bankshares, Inc. Page 23

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

Nonmarketable equity securities: It is not practical to determine the fair value of the nonmarketable securities, such as FHLB stock, due to restrictions placed on their transferability.

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

Union Bankshares, Inc. Page 24

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	June 30, 2014
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$19,644	$19,644	$19,644	$—	$—
Interest bearing deposits in banks	13,713	13,767	—	13,767	—
Investment securities	50,001	49,654	1,353	48,301	—
Loans held for sale	6,662	6,813	—	6,813	—
Loans, net
Residential real estate	159,488	166,253	—	—	166,253
Construction real estate	31,383	31,514	—	—	31,514
Commercial real estate	215,914	220,911	—	—	220,911
Commercial	23,070	22,397	—	—	22,397
Consumer	4,473	4,449	—	—	4,449
Municipal	16,645	17,813	—	—	17,813
Accrued interest receivable	1,741	1,741	—	291	1,450
Nonmarketable equity securities	2,053	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$81,140	$81,140	$81,140	$—	$—
Interest bearing	290,980	290,990	—	290,990	—
Time	118,736	118,607	—	118,607	—
Borrowed funds
Short-term	13,109	13,109	13,109	—	—
Long-term	11,650	12,448	—	12,448	—
Accrued interest payable	93	93	—	93	—

Union Bankshares, Inc. Page 25

	December 31, 2013
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$30,719	$30,719	$30,719	$—	$—
Interest bearing deposits in banks	17,613	17,721	—	17,721	—
Investment securities	45,492	44,645	2,735	41,910	—
Loans held for sale	3,840	3,905	—	3,905	—
Loans, net
Residential real estate	158,249	165,475	—	—	165,475
Construction real estate	30,519	30,675	—	—	30,675
Commercial real estate	208,011	212,834	—	—	212,834
Commercial	20,413	19,751	—	—	19,751
Consumer	5,375	5,387	—	—	5,387
Municipal	34,069	34,648	—	—	34,648
Accrued interest receivable	1,663	1,663	4	262	1,397
Nonmarketable equity securities	2,053	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$87,247	$87,247	$87,247	$—	$—
Interest bearing	269,614	269,614	—	269,614	—
Time	161,493	161,640	—	161,640	—
Borrowed funds
Short-term	1,390	1,390	1,390	—	—
Long-term	11,826	12,649	—	12,649	—
Accrued interest payable	295	295	—	295	—
The carrying amounts in the preceding tables are included in the balance sheet under the applicable captions.

Note 12. Subsequent Events
Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with GAAP. Events occurring subsequent to June 30, 2014 have been evaluated as to their potential impact to the consolidated financial statements.

On July 16, 2014, the Company declared a regular quarterly cash dividend of $0.26 per share, payable August 7, 2014, to stockholders of record on July 26, 2014.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
GENERAL
The following discussion and analysis focuses on those factors that, in management's view, had a material effect on the financial position of the Company as of June 30, 2014 and December 31, 2013, and its results of operations for the three and six months

Union Bankshares, Inc. Page 26

ended June 30, 2014 and 2013. This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company's Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of the Company's management, the interim unaudited data reflects all adjustments, consisting only of normal recurring adjustments, and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim periods presented. Management is not aware of the occurrence of any events after June 30, 2014 which would materially affect the information presented.

Please refer to Note 1 in the Company's unaudited interim consolidated financial statements at Part I, Item 1 of this Report for definitions of acronyms, abbreviations and capitalized terms used throughout the following discussion and analysis.

CAUTIONARY ADVICE ABOUT FORWARD LOOKING STATEMENTS
The Company may from time to time make written or oral statements that are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include financial projections, statements of plans and objectives for future operations, estimates of future economic performance or conditions and assumptions relating thereto. The Company may include forward-looking statements in its filings with the SEC, in its reports to stockholders, including this quarterly report, in press releases, other written materials, and in statements made by senior management to analysts, rating agencies, institutional investors, representatives of the media and others.

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

Factors that may cause results or performance to differ materially from those expressed in forward-looking statements include, but are not limited to: (1) continuing general economic conditions and financial instability, either nationally, internationally, regionally or locally resulting from elevated unemployment rates, changes in monetary and fiscal policies, and adverse changes in the credit rating of U.S. government debt; (2) increased competitive pressures from tax-advantaged credit unions and other financial service providers in the Company's northern Vermont and northwestern New Hampshire market area or in the financial services industry generally, from increasing consolidation and integration of financial service providers, and from changes in technology and delivery systems; (3) interest rates change in such a way that continues to put pressure on the Company's margins, or result in lower fee income and lower gain on sale of real estate loans; (4) changes in laws or government rules, or the way in which courts or government agencies interpret or implement those laws or rules, that increase our costs of doing business or otherwise adversely affect the Company's business; (5) changes in federal or state tax policy; (6) the effect of federal and state health care reform efforts; (7) changes in the level of nonperforming assets and charge-offs; (8) changes in estimates of future reserve requirements based upon relevant regulatory and accounting requirements; (9) changes in information technology that require increased capital spending; (10) changes in consumer and business spending, borrowing and savings habits; (11) further changes to the calculation of the Company’s regulatory capital ratios which, among other things, would require additional regulatory capital, change the framework for risk-weighting of assets and require accumulated other comprehensive income to be reflected in regulatory capital; and (12) the effect of and changes in the United States monetary and fiscal policies, including interest rate policies and regulation of the money supply by the FRB.

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

CRITICAL ACCOUNTING POLICIES
The Company has established various accounting policies which govern the application of GAAP in the preparation of the Company's consolidated financial statements. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the reported amount of assets, liabilities, capital, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require management to make its most difficult and subjective judgments, often as a result of the need to make estimates on matters that are inherently uncertain. Based on this definition, management has identified

Union Bankshares, Inc. Page 27

the accounting policies and judgments most critical to the Company. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from estimates and have a material impact on the carrying value of assets, liabilities, or capital, and/or the results of operations of the Company.

Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 for a more in-depth discussion of the Company's critical accounting policies. There have been no changes to the Company's critical accounting policies since the filing of that report.

OVERVIEW
The Company's net income was $1.9 million for the quarter ended June 30, 2014 compared to $1.8 million for the quarter ended June 30, 2013, an increase of $122 thousand, or 6.8%. These results reflected the net effect of an increase in net interest income of $189 thousand, or 3.5%, partially offset by a decrease in noninterest income of $10 thousand, or 0.5%, an increase in noninterest expenses of $48 thousand, or 0.9%, and an increase in the provision for income taxes of $9 thousand.

Total interest income increased $105 thousand, or 1.7%, to $6.2 million for the second quarter of 2014, versus $6.1 million for the second quarter of 2013, while interest expense decreased $84 thousand, or 13.7%, from $613 thousand for the second quarter of 2013 to $529 thousand for the second quarter of 2014. These changes in interest income and interest expense resulted in net interest income of $5.7 million for the second quarter of 2014, up $189 thousand, or 3.5%, from the second quarter of 2013 of $5.5 million.

Noninterest income decreased $10 thousand, or 0.5%, for the quarter due to lower net gains on sales of loans held for sale, which decreased $75 thousand, or 12.9%, from $583 thousand for the quarter ended June 30, 2013 to $508 thousand for the quarter ended June 30, 2014. The decrease in net gains was a result of a decrease in the volume of residential loans sold to the secondary market from $32.5 million in the second quarter of 2013 to $22.2 million in the second quarter of 2014, a decrease of $10.4 million, or 31.8%. The decrease in net gains on sales of loans for the quarter was partially offset by an increase in service fees of $28 thousand, or 2.2%, between periods, an increase in gains on sales of investment securities available-for-sale of $23 thousand and an increase of $37 thousand in trust income.

Noninterest expenses increased $48 thousand, or 0.9%, for the three month period ended June 30, 2014 compared to the same period for 2013, resulting from an increase in pension and employee benefits of $65 thousand, or 10.2%, an increase in equipment expense of $22 thousand, or 5.7%, partially offset by a decrease in salaries and wages of $41 thousand, or 1.8%.

Year to date earnings for 2014 were $3.7 million, or $0.83 per share, compared to $3.5 million, or $0.79 per share, for 2013, an increase of 4.2% year over year. Net interest income improved $435 thousand, or 4.0%. This positive change was partially offset by an increase in the provision for loan losses of $15 thousand, or 11.1%, a decrease in noninterest income of $203 thousand, or 4.7%, an increase in noninterest expense of $58 thousand and an increase in the provision for income taxes of $10 thousand.

At June 30, 2014, the Company had total consolidated assets of $571.5 million, including gross loans and loans held for sale (total loans) of $462.0 million, deposits of $490.9 million, borrowed funds of $24.8 million and stockholders' equity of $51.9 million. The Company’s total assets decreased $14.0 million, or 2.4%, from $585.4 million at December 31, 2013. The decrease in total assets is the result of a decrease in net loans and loans held for sale of $2.8 million, a decrease in cash and cash equivalents of $11.1 million and a decrease in interest bearing deposits in banks of $3.9 million, while investment securities increased $4.5 million compared to levels at December 31, 2013.

Net loans and loans held for sale decreased $2.8 million, or 0.6%, to $457.6 million, or 80.1% of total assets, at June 30, 2014, compared to $460.5 million, or 78.7% of total assets, at December 31, 2013. Although there was growth of $15.4 million in the residential, construction, commercial real estate and commercial loan portfolios during the first half of 2014, this was offset by a decrease of $17.4 million in the municipal loan portfolio, reflecting a one day seasonal fluctuation due to the municipal funding requirements in Vermont where municipalities and school districts utilize their deposits to pay down their annual line of credit prior to their June 30 fiscal year end.

Deposits decreased $27.5 million, or 5.3%, from $518.4 million at December 31, 2013 to $490.9 million at June 30, 2014 primarily as a result of the seasonal fluctuation related to the municipal funding cycle as municipalities utilize deposit monies to paydown outstanding loan balances as discussed above.

The Company's total capital increased from $49.8 million at December 31, 2013 to $51.9 million at June 30, 2014. While continuing to meet the regulatory guidelines for the well capitalized capital category, the total risk based capital ratio increased slightly to

Union Bankshares, Inc. Page 28

13.37% at June 30, 2014 from 13.28% at December 31, 2013. The regulatory guideline for well capitalized is 10.0% and the minimum requirement is 8.0%.

The following unaudited per share information and key ratios depict several measurements of performance or financial condition for the three and six months ended June 30, 2014 and 2013, respectively:

	Three Months Ended or At June 30,		Six Months Ended or At June 30,
	2014	2013	2014	2013
Return on average assets (ROA) (1)	1.31%	1.27%	1.26%	1.25%
Return on average equity (1)	15.01%	15.65%	14.55%	15.51%
Net interest margin (1)(2)	4.22%	4.25%	4.21%	4.20%
Efficiency ratio (3)	66.33%	68.57%	67.17%	67.72%
Net interest spread (4)	4.13%	4.15%	4.12%	4.10%
Loan to deposit ratio	94.12%	94.77%	94.12%	94.77%
Net loan charge-offs to average loans not held for sale (1)	0.14%	0.03%	0.08%	0.02%
Allowance for loan losses to loans not held for sale (5)	1.01%	1.07%	1.01%	1.07%
Nonperforming assets to total assets (6)	0.53%	0.67%	0.53%	0.67%
Equity to assets	9.08%	8.38%	9.08%	8.38%
Total capital to risk weighted assets	13.37%	13.19%	13.37%	13.19%
Book value per share	$11.64	$10.27	$11.64	$10.27
Earnings per share	$0.43	$0.40	$0.83	$0.79
Dividends paid per share	$0.26	$0.25	$0.52	$0.50
Dividend payout ratio (7)	60.47%	62.50%	62.65%	63.29%
____________________

(1)	Annualized.

(2)	The ratio of tax equivalent net interest income to average earning assets. See pages 30 and 31 for more information.

(3)
The ratio of noninterest expense ($5.3 million in 2014 and $5.2 million in 2013) to tax equivalent net interest income ($5.9 million in 2014 and $5.6 million in 2013) and noninterest income ($2.1 million in 2014 and 2013) excluding securities gains (losses) ($19 thousand in 2014 and $(4) thousand in 2013) for the three months ended June 30, 2014 and 2013, respectively.

The ratio of noninterest expense ($10.5 million in 2014 and $10.4 million in 2013) to tax equivalent net interest income ($11.6 million in 2014 and $11.1 million in 2013) and noninterest income ($4.0 million in 2014 and $4.3 million in 2013) excluding securities gains (losses) ($62 thousand in 2014 and $(1) thousand in 2013) for the six months ended June 30, 2014 and 2013, respectively.

(4)	The difference between the average rate earned on earning assets and the average rate paid on interest bearing liabilities. See pages 30 and 31 for more information.

(5)
Calculation includes the net carrying amount of loans recorded at fair value from the 2011 Branch Acquisition as of June 30, 2014 ($16.5 million) and June 30, 2013 ($19.3 million). Excluding such loans, the allowance for loan losses to loans not purchased and not held for sale was 1.05% at June 30, 2014 and 1.12% at June 30, 2013.

(6)	Nonperforming assets are loans or investment securities that are in nonaccrual or 90 or more days past due as well as OREO or OAO.

(7)	Cash dividends declared and paid per share divided by consolidated net income per share.

RESULTS OF OPERATIONS
Net Interest Income. The largest component of the Company’s operating income is net interest income, which is the difference between interest and dividend income received from interest earning assets and the interest expense paid on interest bearing liabilities. The Company’s net interest income increased $189 thousand, or 3.5%, to $5.7 million for the three months ended June 30, 2014 from $5.5 million for the three months ended June 30, 2013. The net interest spread decreased 2 bps to 4.13% for the second quarter of 2014, from 4.15% for the same period last year, despite a 9 bps drop in the average interest rate paid on interest bearing liabilities, from 0.56% for the second quarter of 2013 to 0.47% for the second quarter of 2014, as the average yield earned on interest earning assets dropped 11 bps, from 4.71% for the three months ended June 30, 2013 to 4.60% for the three month period ended June 30, 2014. The net interest margin for the second quarter of 2014 decreased 3 bps to 4.22% from 4.25% for the

Union Bankshares, Inc. Page 29

second quarter of 2013. The prolonged low rate environment continues to put pressure on the Company's net interest spread and margin.

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

	Three months Ended June 30,
	2014			2013
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$11,585	$4	0.13%	$16,670	$10	0.25%
Interest bearing deposits in banks	14,540	39	1.06%	22,624	59	1.05%
Investment securities (1), (2)	52,596	306	2.65%	36,704	221	2.76%
Loans, net (1), (3)	475,582	5,828	5.05%	453,798	5,787	5.23%
Nonmarketable equity securities	2,053	7	1.45%	1,811	2	0.44%
Total interest earning assets (1)	556,356	6,184	4.60%	531,607	6,079	4.71%
Cash and due from banks	4,300			4,390
Premises and equipment	10,957			10,283
Other assets	14,832			19,385
Total assets	$586,445			$565,665
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$103,438	$20	0.08%	$90,975	$20	0.09%
Savings/money market accounts	184,458	79	0.17%	179,839	90	0.20%
Time deposits	143,840	322	0.90%	146,358	376	1.03%
Borrowed funds	18,324	108	2.34%	16,913	127	2.97%
Total interest bearing liabilities	450,060	529	0.47%	434,085	613	0.56%
Noninterest bearing deposits	84,372			80,038
Other liabilities	851			5,619
Total liabilities	535,283			519,742
Stockholders' equity	51,162			45,923
Total liabilities and stockholders’ equity	$586,445			$565,665
Net interest income		$5,655			$5,466
Net interest spread (1)			4.13%			4.15%
Net interest margin (1)			4.22%			4.25%
__________________

(1)	Average yields reported on a tax equivalent basis using a marginal tax rate of 34%.

(2)	Average balances of investment securities are calculated on the amortized cost basis and include nonaccrual securities, if applicable.

(3)	Includes loans held for sale as well as nonaccrual loans, unamortized costs and unamortized premiums and is net of the allowance for loan losses.

Union Bankshares, Inc. Page 30

	Six Months Ended June 30,
	2014			2013
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$12,335	$8	0.13%	$22,244	$23	0.21%
Interest bearing deposits in banks	15,811	84	1.07%	22,635	119	1.06%
Investment securities (1), (2)	51,227	599	2.65%	33,004	415	2.92%
Loans, net (1), (3)	471,563	11,590	5.08%	451,693	11,455	5.23%
Nonmarketable equity securities	2,053	15	1.46%	1,873	4	0.41%
Total interest earning assets (1)	552,989	12,296	4.62%	531,449	12,016	4.68%
Cash and due from banks	4,503			4,581
Premises and equipment	10,864			10,294
Other assets	15,427			19,539
Total assets	$583,783			$565,863
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$100,505	$38	0.08%	$90,856	$41	0.09%
Savings/money market accounts	180,974	162	0.18%	178,934	180	0.20%
Time deposits	149,348	693	0.94%	147,716	783	1.07%
Borrowed funds	16,244	213	2.61%	16,812	257	3.04%
Total interest bearing liabilities	447,071	1,106	0.50%	434,318	1,261	0.58%
Noninterest bearing deposits	85,123			80,380
Other liabilities	973			5,583
Total liabilities	533,167			520,281
Stockholders' equity	50,616			45,582
Total liabilities and stockholders’ equity	$583,783			$565,863
Net interest income		$11,190			$10,755
Net interest spread (1)			4.12%			4.10%
Net interest margin (1)			4.21%			4.20%
__________________

(1)	Average yields reported on a tax equivalent basis using a marginal tax rate of 34%.

(2)	Average balances of investment securities are calculated on the amortized cost basis and include nonaccrual securities, if applicable.

(3)	Includes loans held for sale as well as nonaccrual loans, unamortized costs and unamortized premiums and is net of the allowance for loan losses.

Union Bankshares, Inc. Page 31

Tax exempt interest income amounted to $433 thousand and $364 thousand for the three months ended June 30, 2014 and 2013, respectively and $813 thousand and $713 thousand for the six months ended June 30, 2014 and 2013, respectively. The following table presents the effect of tax exempt income on the calculation of net interest income, using a marginal tax rate of 34% for 2014 and 2013:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Net interest income as presented	$5,655	$5,466	$11,190	$10,755
Effect of tax-exempt interest
Investment securities	43	33	81	67
Loans	154	132	289	258
Net interest income, tax equivalent	$5,852	$5,631	$11,560	$11,080

Rate/Volume Analysis. The following table describes the extent to which changes in average interest rates (on a fully tax-equivalent basis) and changes in volume of average interest earning assets and interest bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to:

•	changes in volume (change in volume multiplied by prior rate);

•	changes in rate (change in rate multiplied by prior volume); and

•	total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013 Increase/(Decrease) Due to Change In			Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013 Increase/(Decrease) Due to Change In
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$(2)	$(4)	$(6)	$(8)	$(7)	$(15)
Interest bearing deposits in banks	(21)	1	(20)	(36)	1	(35)
Investment securities	101	(16)	85	239	(55)	184
Loans, net	267	(226)	41	491	(356)	135
Nonmarketable equity securities	—	5	5	—	11	11
Total interest earning assets	$345	$(240)	$105	$686	$(406)	$280
Interest bearing liabilities:
Interest bearing checking accounts	$3	$(3)	$—	$4	$(7)	$(3)
Savings/money market accounts	2	(13)	(11)	2	(20)	(18)
Time deposits	(6)	(48)	(54)	9	(99)	(90)
Borrowed funds	9	(28)	(19)	(9)	(35)	(44)
Total interest bearing liabilities	$8	$(92)	$(84)	$6	$(161)	$(155)
Net change in net interest income	$337	$(148)	$189	$680	$(245)	$435

Three Months Ended June 30, 2014, Compared to Three Months Ended June 30, 2013

Interest and Dividend Income. The Company’s interest and dividend income increased to $6.2 million for the three months ended June 30, 2014 compared to $6.1 million for the same period last year, driven by an overall increase in average earning assets of $24.7 million, or 4.7%, to $556.4 million, from $531.6 million for the three months ended June 30, 2013. However, the positive effect on interest income resulting from the rise in the average volume of earning assets was partially offset by the lower rates earned on all interest earning assets except nonmarketable equity securities and interest bearing deposits in banks. The persistent

Union Bankshares, Inc. Page 32

low interest rate environment resulted in lower yields earned on new earning assets or refinanced loans in the second quarter of 2014 versus 2013. Despite the lower yields, the second quarter of 2014 saw a slight increase in interest income on loans of $41 thousand, or 0.7%, compared to the second quarter of 2013, in conjunction with an increase in average loan volume between periods. Average loan volume approximated $475.6 million at an average yield of 5.05% for the three months ended June 30, 2014, up $21.8 million, or 4.8%, from an average volume of $453.8 million at an average yield of 5.23% for the three months ended June 30, 2013. The positive impact of the increase in average total loan volume was partially offset by an 18 bps decrease in average yield.

The average balance of nonloan instruments increased $3.0 million, or 3.8%, with the average balance of investments increasing $15.9 million, or 43.3%, to $52.6 million for the quarter ended June 30, 2014, from $36.7 million for the quarter ended June 30, 2013, partially offset by a decrease in federal funds sold and overnight deposits of $5.1 million, or 30.5%, to $11.6 million for the three months ended June 30, 2014, from $16.7 million for the three months ended June 30, 2013. The average balance in interest bearing deposits in banks for the quarter ended June 30, 2014 also decreased $8.1 million, or 35.7%, to $14.5 million versus $22.6 million for the 2013 comparison period. These changes in average volume combined with a drop in yields resulted in an increase in interest income from average nonloan instruments of $64 thousand between periods.

Interest Expense. The Company’s interest expense decreased $84 thousand, or 13.7%, to $529 thousand for the three months ended June 30, 2014, from $613 thousand for the three months ended June 30, 2013, despite an increase of $16.0 million, or 3.7%, in the average volume of interest bearing liabilities between periods. The decrease was attributable to lower rates paid on all interest bearing liabilities, reflecting the persistent low interest rate environment and the subsequent payoff of higher rate of FHLB advances that were outstanding during the second quarter of 2013.

Interest expense on deposits decreased $65 thousand, or 13.4%, to $421 thousand for the quarter ended June 30, 2014, from $486 thousand for the quarter ended June 30, 2013, despite an increase of $14.6 million, or 3.5%, in the average balance of interest bearing deposits to $431.7 million for the quarter ended June 30, 2014, compared to $417.2 million for the same period last year, reflecting the overall growth in the franchise. Average time deposits decreased $2.5 million, or 1.7%, to $143.8 million for the three months ended June 30, 2014, from $146.4 million for the three months ended June 30, 2013 with the average rate paid on time deposits during the second quarter of 2014 decreasing 13 bps, to 0.90% from 1.03% for the second quarter of 2013. The average balances for savings and money market accounts increased $4.6 million, or 2.6%, to $184.5 million for the quarter ended June 30, 2014, from $179.8 million for the quarter ended June 30, 2013, while the average rate paid on these accounts dropped from 0.20% to 0.17% between periods. Average interest bearing checking accounts increased $12.5 million, or 13.7%, to $103.4 million for the three months ended June 30, 2014 from $91.0 million for the three months ended June 30, 2013, while the average rate paid on these accounts dropped to 0.08% from 0.09% between the two comparison periods.

Interest expense on borrowed funds decreased $19 thousand, or 15.0%, to $108 thousand for the three months ended June 30, 2014, from $127 thousand for the three months ended June 30, 2013, despite an increase in average borrowed funds of $1.4 million, or 8.3%, to $18.3 million for the three months ended June 30, 2014, compared to $16.9 million for the same period last year. Average borrowings from the FHLB increased $2.9 million for the quarter, partially offset by a decrease in customer overnight collateralized repurchase sweeps, included in borrowed funds, of $983 thousand and a decrease in other interest bearing liabilities of $524 thousand. Despite the increase in average borrowings from the FHLB, higher rate advances had been paid off during 2013 while lower rate advances were taken subsequently in 2013 and 2014, contributing to the decrease in the average rate paid on borrowings from 2.97% for the three months ended June 30, 2013 to 2.34% for the three months ended June 30, 2014.

Six Months Ended June 30, 2014, Compared to Six Months Ended June 30, 2013

Interest and Dividend Income. The Company’s interest and dividend income increased to $12.3 million for the six months ended June 30, 2014 compared to $12.0 million for the same period last year, driven by an overall increase in average earning assets of $21.5 million, or 4.1%, to $553.0 million, from $531.4 million for the six months ended June 30, 2013. However, the positive effect on interest income resulting from the rise in the average volume of earning assets was partially offset by the lower rates earned on all interest earning assets except nonmarketable equity securities and interest bearing deposits in banks. Interest income on loans increased $135 thousand, or 1.2%, to $11.6 million for the first half of 2014 versus $11.5 million for the 2013 comparison period, in conjunction with an increase in average loan volume between periods. Average loan volume approximated $471.6 million at an average yield of 5.08% for the six months ended June 30, 2014, up $19.9 million, or 4.4%, from an average volume of $451.7 million at an average yield of 5.23% for the six months ended June 30, 2013. The positive impact of the increase in average total loan volume was partially offset by a 15 bps decrease in average yield.

The average balance of nonloan instruments increased $1.7 million, or 2.1%, with the average balance of investments increasing $18.2 million, or 55.2%, to $51.2 million for the six months ended June 30, 2014, from $33.0 million for the six months ended June 30, 2013, partially offset by a decrease in federal funds sold and overnight deposits of $9.9 million, or 44.5%, to $12.3 million

Union Bankshares, Inc. Page 33

for the six months ended June 30, 2014, from $22.2 million for the six months ended June 30, 2013. The average balance in interest bearing deposits in banks for the six months ended June 30, 2014 also decreased $6.8 million, or 30.1%, to $15.8 million versus $22.6 million for the 2013 comparison period. These changes in average volume combined with a drop in yields resulted in an increase in interest income from average nonloan instruments of $145 thousand between periods.

Interest Expense. The Company’s interest expense decreased $155 thousand, or 12.3%, to $1.1 million for the six months ended June 30, 2014, from $1.3 million for the six months ended June 30, 2013, despite an increase of $12.8 million, or 2.9%, in the average volume of interest bearing liabilities between periods. The decrease was attributable to lower rates paid on all interest bearing liabilities, reflecting the persistent low interest rate environment and the subsequent payoff of higher rate FHLB advances that were outstanding during the first half of 2013.

Interest expense on deposits decreased $111 thousand, or 11.1%, to $893 thousand for the six months ended June 30, 2014, from $1.0 million for the six months ended June 30, 2013, despite an increase of $13.3 million, or 3.2%, in the average balance of interest bearing deposits to $430.8 million for the six months ended June 30, 2014, compared to $417.5 million for the same period last year, reflecting the overall growth in the franchise. Average time deposits increased $1.6 million, or 1.1%, to $149.3 million for the six months ended June 30, 2014, from $147.7 million for the six months ended June 30, 2013, while the average rate paid on time deposits during the first half of 2014 decreased 13 bps, to 0.94% from 1.07% for the first half of 2013. The average balances for savings and money market accounts increased $2.0 million, or 1.1%, to $181.0 million for the six months ended June 30, 2014, from $178.9 million for the six months ended June 30, 2013, with the average rate paid on these accounts dropping from 0.20% to 0.18% between periods. Average interest bearing checking accounts increased $9.6 million, or 10.6%, to $100.5 million for the six months ended June 30, 2014 from $90.9 million for the six months ended June 30, 2013, while the average rate paid on these accounts dropped to 0.08% from 0.09% between the two comparison periods.

Interest expense on borrowed funds decreased $44 thousand, or 17.1%, to $213 thousand for the six months ended June 30, 2014, from $257 thousand for the six months ended June 30, 2013 in conjunction with a decrease in average borrowed funds of $568 thousand, or 3.4%, to $16.2 million for the six months ended June 30, 2014, compared to $16.8 million for the same period last year. Average customer overnight collateralized repurchase sweeps, included in borrowed funds, decreased $1.8 million for the comparable period, partially offset by an increase in average borrowings from the FHLB of $1.5 million. Despite the increase in average borrowings from the FHLB, higher rate advances had been paid off during 2013 while lower rate advances were taken subsequently in 2013 and 2014, contributing to the decrease in the average rate paid on borrowings from 3.04% for the six months ended June 30, 2013 to 2.61% for the six months ended June 30, 2014.

Provision for Loan Losses. There was a $75 thousand loan loss provision for the quarters ended June 30, 2014 and 2013, and a $150 thousand and $135 thousand loan loss provision for the six months ended June 30, 2014 and 2013, respectively. The provision for the second quarter and first half of 2014 was deemed appropriate by management based on the size and mix of the loan portfolio (excluding the municipal portfolio), the level of nonperforming loans, the results of the qualitative factor review and the outlook for future economic conditions. For further details, see FINANCIAL CONDITION Allowance for Loan Losses and Asset Quality below.

Noninterest Income. Noninterest income before gains on AFS securities was $2.1 million for the three months ended June 30, 2014 and 2013, representing 25.3% and 25.9% of total income for the three months ended June 30, 2014 and 2013, respectively, and $4.0 million, or 24.6% of total income, for the first half of 2014 compared to $4.3 million, or 26.3% for the first half of 2013. The following table sets forth the components of noninterest income and changes between the three and six month comparison periods of 2014 and 2013:

	For The Three Months Ended June 30,				For The Six Months Ended June 30,
	2014	2013	$ Variance	% Variance	2014	2013	$ Variance	% Variance
	(Dollars in thousands)
Trust income	$191	$154	$37	24.0	$366	$317	$49	15.5
Service fees	1,285	1,257	28	2.2	2,557	2,446	111	4.5
Net gains on sales of loans held for sale	508	583	(75)	(12.9)	941	1,250	(309)	(24.7)
Other income	107	130	(23)	(17.7)	147	264	(117)	(44.3)
Subtotal	2,091	2,124	(33)	(1.6)	4,011	4,277	(266)	(6.2)
Net gains (losses) on sales of investment securities AFS	19	(4)	23	575.0	62	(1)	63	6,300.0
Total noninterest income	$2,110	$2,120	$(10)	(0.5)	$4,073	$4,276	$(203)	(4.7)

Union Bankshares, Inc. Page 34

The significant changes in noninterest income for the three months ended June 30, 2014 compared to the same period of 2013 are described below:

•	Trust Income. Trust income increased as dollars in managed fiduciary accounts grew between June 30, 2014 and 2013, aided by the improvement in the stock market.

•
Service fees. The $28 thousand increase reflected a $44 thousand increase in debit card and ATM fees resulting from the growth in the volume of electronic transactions, partially offset by a decrease of $6 thousand of service charge income, including overdraft fees, on deposit accounts.

•
Net gains on sales of loans held for sale. As part of the Company's strategy to mitigate long-term interest rate risk, residential loans totaling $22.2 million were sold during the second quarter of 2014, versus residential loan sales of $32.5 million during the second quarter of 2013. The volume of loans sold dropped $10.4 million, or 31.8%, between periods, with net gains on sold loans decreasing $75 thousand, or 12.9%, reflecting the decline in the volume of loan sales, offset by premiums at or exceeding levels for the same period of 2013.

•
Other income. The $23 thousand decrease in other income resulted from a $50 thousand decrease in income from MSR, net of amortization, due to a reduction in loan sales with servicing retained and a reduction of $4 thousand in income related to the utilization of state tax credits. These decreases were partially offset by an increase of $37 thousand in income from Company owned life insurance.

The significant changes in noninterest income for the six months ended June 30, 2014 compared to the same period of 2013 are described below:

•	Trust Income. Trust income increased as dollars in managed fiduciary accounts grew between June 30, 2014 and 2013, aided by the improvement in the stock market.

•
Service fees. The $111 thousand increase reflected a $101 thousand increase in debit card and ATM fees resulting from the growth in the volume of electronic transactions and an increase in loan servicing fees of $46 thousand due to the increased level of residential mortgage loans serviced. These increases were partially offset by a decrease of $30 thousand of service charge income, including overdraft fees, on deposit accounts.

•
Net gains on sales of loans held for sale. As part of the Company's strategy to mitigate long-term interest rate risk, residential loans totaling $42.5 million were sold during the first half of 2014, versus residential loan sales of $66.2 million during the first half of 2013. The volume of loans sold dropped $23.7 million, or 35.8%, between periods, with net gains on sold loans decreasing $309 thousand, reflecting the decline in volume of loan sales during the first half of 2014.

•
Other income. The $117 thousand decrease in other income resulted from an $136 thousand decrease in income from MSR, net of amortization, due to a reduction in loan sales with servicing retained, a decrease of $12 thousand in income for 2014 compared to 2013 related to oil and gas royalties and a reduction of $4 thousand in income related to the utilization of state tax credits. These decreases were partially offset by an increase of $36 thousand in income from Company owned life insurance.

Union Bankshares, Inc. Page 35

Noninterest Expense. Noninterest expense increased $48 thousand, or 0.9%, for the three months ended June 30, 2014 and increased $58 thousand, or 0.6%, for the six months ended June 30, 2014 compared to the same periods in 2013. The following table sets forth the components of noninterest expense and changes between the three and six month comparison periods of 2014 and 2013:

	For The Three Months Ended June 30,				For The Six Months Ended June 30,
	2014	2013	$ Variance	% Variance	2014	2013	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$2,194	$2,235	$(41)	(1.8)	$4,441	$4,392	$49	1.1
Pension and employee benefits	703	638	65	10.2	1,370	1,321	49	3.7
Occupancy expense, net	295	291	4	1.4	634	622	12	1.9
Equipment expense	410	388	22	5.7	797	814	(17)	(2.1)
Expenses of OREO and other assets owned, net	(8)	44	(52)	(118.2)	15	90	(75)	(83.3)
Vermont franchise tax	126	123	3	2.4	251	243	8	3.3
FDIC insurance assessment	89	73	16	21.9	180	152	28	18.4
Equity in losses of affordable housing investments	164	173	(9)	(5.2)	328	345	(17)	(4.9)
Other expenses	1,297	1,257	40	3.2	2,443	2,422	21	0.9
Total noninterest expense	$5,270	$5,222	$48	0.9	$10,459	$10,401	$58	0.6
The significant changes in noninterest expense for the three months ended June 30, 2014 compared to the same period in 2013 are described below:

•	Salaries and wages. The $41 thousand net decrease was attributable to the deferral of salary expense due to accounting methods utilized to account for loan origination costs.

•
Pension and employee benefits. The $65 thousand increase relates to an increase of $76 thousand, or 23.9%, in the cost of the Company's medical plan as both premium rates and the number of participants increased between years, and an increase of $74 thousand in the 401K employer contribution expense. These increases were partially offset by a reduction in expense for the defined benefit pension plan of $83 thousand, or 280.7%, due to the October 5, 2012 freeze on the plan, which stopped the accrual of benefits and closed the plan to new participants.

•
Equipment expense. The $22 thousand increase between years is due to an $8 thousand, or 3.5%, increase in software licenses and maintenance contracts and a $13 thousand, or 8.1%, increase in equipment depreciation from the acceleration of depreciation on ATM machines scheduled to be replaced in the third quarter of 2014.

•
Expenses of OREO and other assets owned, net. There were four residential properties held during the three months ended June 30, 2014 compared to two commercial real estate and five residential properties during the three months ended June 30, 2013, resulting in decreased costs to maintain the properties held in 2014. In addition, there were no write downs of OREO properties charged against earnings in the second quarter of 2014 compared to $25 thousand of write downs on two OREO properties in 2013.

•
Other expenses. The $40 thousand increase is due to a $48 thousand increase in professional fees, an increase in contributions of $27 thousand and an increase in trust expense of $32 thousand from additional costs for professional assistance resulting from the increase in assets in managed accounts. These increases were partially offset by a decrease in other costs of employment of $22 thousand related to senior position searches incurred in 2013. The 2013 results also included $51 thousand in penalties on the early payoff of a $609 thousand long-term FHLB advance, while there was no such penalty in 2014.

The significant changes in noninterest expense for the six months ended June 30, 2014 compared to the same period in 2013 are described below:

•
Salaries and wages. The $49 thousand net increase was due to normal annual salary increases and the hiring of employees for open positions in mid 2013 that had been vacant during the first half of 2013, partially offset by an increase in the deferral of salary expense due to accounting methods utilized to account for loan origination costs.

•
Pension and employee benefits. The $49 thousand increase relates to an increase of $161 thousand, or 25.9%, in the cost of the Company's medical plan as both premium rates and the number of participants increased between years, and an increase

Union Bankshares, Inc. Page 36

of $63 thousand in the 401K employer contribution expense. These increases were partially offset by a reduction in expense for the defined benefit pension plan of $159 thousand, or 267.2% due to the October 5, 2012 freeze on the plan, which stopped the accrual of benefits and closed the plan to new participants. In addition, unemployment taxes decreased $26 thousand, or 30.2%, from a decrease in federal and state unemployment tax rates.

•
Expenses of OREO and other assets owned, net. There were five residential properties held during the six months ended June 30, 2014 compared to five commercial real estate and seven residential properties during the six months ended June 30, 2013, resulting in decreased costs to maintain the properties held in 2014. In addition, there were no write downs of OREO properties charged against earnings in the first half of 2014 compared to $36 thousand of write downs on four OREO properties in 2013.

•
FDIC insurance assessment. The $28 thousand increase in expense was due to fluctuation in the assessment rate and net asset base for the first half of 2014 compared to the assessment rate and asset base for the same period in the prior year.

•
Other expenses. The $21 thousand increase is due to an increase in professional fees of $111 thousand, an increase in contributions of $43 thousand and an increase in trust expense of $38 thousand from additional costs for professional assistance resulting from the increase in assets in managed accounts. These increases were partially offset by a $61 thousand decrease in ATM and debit card expenses from accrual adjustments related to reward programs and a decrease in other costs of employment of $46 thousand related to senior position searches. The 2013 results also included $51 thousand in penalties on the early payoff of a $609 thousand long-term FHLB advance while there was no such penalty in 2014.

Provision for Income Taxes. The Company has provided for current and deferred federal income taxes for the quarter and six months ended June 30, 2014 and 2013. The Company's net provision for income taxes was $501 thousand and $971 thousand for the quarter and six months ended June 30, 2014, respectively, compared to $492 thousand and $961 thousand for the same periods in 2013. The Company's effective tax rate was 21.0% and 20.9% for the quarter and six months ended June 30, 2014, compared to an effective tax rate of 21.5% and 21.4% for the same periods in 2013. There was minimal change in federal income taxes and the effective tax rate as tax credits recorded from investments in affordable housing projects were $158 thousand for the second quarters of 2014 and 2013 and $315 thousand for the first half of 2014 and 2013. In addition, the increase in taxable income was offset by an increase in tax exempt interest income to $433 thousand and $813 thousand for the second quarter and first half of 2014, respectively, from $364 thousand and $713 thousand for the second quarter and first half of 2013, respectively.

FINANCIAL CONDITION

At June 30, 2014, the Company had total consolidated assets of $571.5 million, including gross loans and loans held for sale (total loans) of $462.0 million, deposits of $490.9 million and stockholders' equity of $51.9 million. The Company’s total assets decreased $14.0 million, or 2.4%, to $571.5 million at June 30, 2014, from $585.4 million at December 31, 2013, but grew $24.8 million, or 4.5%, compared to June 30, 2013.

Net loans and loans held for sale decreased a total of $2.8 million, or 0.6%, to $457.6 million, or 80.1% of total assets at June 30, 2014, compared to $460.5 million, or 78.7% of total assets at December 31, 2013.

Deposits decreased $27.5 million, or 5.3%, to $490.9 million at June 30, 2014, from $518.4 million at December 31, 2013. The majority of this decrease reflects a normal seasonal decline due to the municipal funding requirements in Vermont as municipalities and school districts utilize their deposits to pay down their annual line of credit prior to their June 30 fiscal year end. Noninterest bearing deposits decreased $6.1 million, or 7.0%, from $87.2 million at December 31, 2013 to $81.1 million at June 30, 2014 and time deposits decreased $42.8 million, or 26.5%, from $161.5 million at December 31, 2013 to $118.7 million at June 30, 2014, while interest bearing deposits increased $21.3 million, or 7.9%, from $269.6 million at December 31, 2013 to $291.0 million at June 30, 2014. (See average balances and rates in the Yields Earned and Rates Paid table on pages 30 and 31.)

Total borrowings increased $11.6 million, or 87.4%, at June 30, 2014, from $13.2 million at December 31, 2013 to $24.8 million at June 30, 2014. There was an increase in customer overnight collateralized repurchase sweeps of $219 thousand and a increase in FHLB amortizing advances of $11.3 million between December 31, 2013 and June 30, 2014. (See Borrowings on page 43.)

Total stockholders’ equity increased $2.1 million to $51.9 million at June 30, 2014 from $49.8 million at December 31, 2013. This increase primarily reflects net income of $3.7 million for the first six months of 2014, less regular cash dividends paid of $2.3 million. (See Capital Resources on page 47.)

Loans Held for Sale and Loan Portfolio. Total loans (including loans held for sale) decreased $2.9 million, or 0.6%, to $462.0 million, representing 80.8% of assets at June 30, 2014 from $465.0 million, representing 79.4% of assets at December 31, 2013. The total loan portfolio at June 30, 2014 increased compared to the June 30, 2013 level of $449.2 million, representing 82.2% of

Union Bankshares, Inc. Page 37

assets. The Company’s loans consist primarily of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Real estate secured loans represented $417.6 million, or 90.4% of total loans at June 30, 2014 and $404.9 million, or 87.1% of total loans at December 31, 2013. Although competition for good loans is strong, especially in the commercial sector, the Company has been able to originate loans to both current and new customers while maintaining credit quality.

The composition of the Company's loan portfolio as of June 30, 2014 and December 31, 2013 was as follows:

	June 30, 2014		December 31, 2013
Loan Class	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$160,662	34.8	$159,441	34.3
Construction real estate	31,755	6.9	30,898	6.7
Commercial real estate	218,517	47.3	210,718	45.3
Commercial	23,264	5.0	20,569	4.4
Consumer	4,493	1.0	5,396	1.2
Municipal	16,654	3.6	34,091	7.3
Loans held for sale	6,662	1.4	3,840	0.8
Total loans	462,007	100.0	464,953	100.0
Allowance for loan losses	(4,610)		(4,647)
Unamortized net loan costs	238		170
Net loans and loans held for sale	$457,635		$460,476
The Company originates and sells qualified residential mortgage loans in various secondary market avenues, with a majority of sales made to the FHLMC/Freddie Mac. At June 30, 2014, the Company serviced a $479.5 million residential real estate mortgage portfolio, of which $6.7 million was held for sale and approximately $312.2 million was serviced for unaffiliated third parties.

The Company sold $42.5 million of qualified residential real estate loans originated during the first half of 2014 to the secondary market in order to mitigate long-term interest rate risk and to generate fee income. The Company generally retains the servicing rights on sold residential mortgage loans. The Company originates and sells FHA, VA, and RD residential mortgage loans, and also has an Unconditional Direct Endorsement Approval from HUD which allows the Company to approve FHA loans originated in any of its Vermont or New Hampshire locations without needing prior HUD approval. Some of the government backed loans qualify for zero down payments without geographic or income restrictions. The Company sells VA and FHA loans as originated with servicing released. These loan products increase the Company's ability to serve the borrowing needs of residents in the communities we serve, including low and moderate income borrowers, while the government guaranty mitigates our exposure to credit risk.
The Company also originates commercial real estate and commercial loans under various SBA, USDA and State sponsored programs which provide a government agency guaranty for a portion of the loan amount. There was $5.6 million guaranteed under these various programs at June 30, 2014 on an aggregate balance of $7.1 million in subject loans. The Company occasionally sells the guaranteed portion of the loan to other financial concerns and retains servicing rights, which generates fee income. There were no commercial real estate loans sold in the first six months of 2014. The Company recognizes gains and losses on the sale of the principal portion of these loans as they occur.

The Company serviced $32.8 million of commercial and commercial real estate loans for unaffiliated third parties as of June 30, 2014. This includes $28.6 million of commercial or commercial real estate loans the Company has participated out to other financial institutions, in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.

The Company capitalizes servicing rights for all loans sold with servicing retained. The unamortized balance of servicing rights on loans sold with servicing retained was $1.3 million at June 30, 2014, with an estimated market value in excess of the carrying value as of such date.

There were $3.7 million of residential real estate loans pledged to secure municipal deposits above the FDIC insurance coverage level as of June 30, 2014. Qualified residential first mortgage loans held by Union are eligible to be pledged as collateral for borrowings from the FHLB under a blanket lien.

Union Bankshares, Inc. Page 38

Asset Quality. The Company, like all financial institutions, is exposed to certain credit risks, including those related to the value of the collateral that secures its loans and the ability of borrowers to repay their loans. Consistent application of the Company’s conservative loan policies has helped to mitigate this risk and has been prudent for both the Company and its customers. Renewed market volatility, high unemployment rates or weakness in the general economic condition of the country or our market area, may have a negative effect on our customers’ ability to make their loan payments on a timely basis and/or on underlying collateral values. Management closely monitors the Company’s loan and investment portfolios, OREO and OAO for potential problems and reports to the Company’s and Union’s Board at regularly scheduled meetings. Repossessed assets and loans or investments that are 90 days or more past due are considered to be nonperforming assets. Board approved policies set forth portfolio diversification levels to mitigate concentration risk and the Company participates large credits out to other financial institutions to further mitigate that risk.
The following table shows the composition of nonperforming assets at the dates indicated and trends of certain ratios monitored by Company's management in reviewing asset quality:

	As of or for the six months ended	As of or for the year ended	As of or for the six months ended
	June 30, 2014	December 31, 2013	June 30, 2013
	(Dollars in thousands)
Nonaccrual loans	$1,878	$1,434	$2,102
Accruing loans 90+ days delinquent	956	263	905
Total nonperforming loans (1)	2,834	1,697	3,007
OREO	200	559	644
Total nonperforming assets	$3,034	$2,256	$3,651
Allowance for loan losses to loans not held for sale (2)	1.01%	1.01%	1.07%
Allowance for loan losses to nonperforming loans	162.67%	273.84%	158.03%
Nonperforming loans to total loans	0.61%	0.36%	0.67%
Nonperforming assets to total assets	0.53%	0.39%	0.67%
Delinquent loans (30 days to nonaccruing) to total loans	1.32%	2.15%	1.38%
Net charge-offs (annualized) to average loans not held for sale	0.08%	0.07%	0.02%
Loan loss provision to net charge-offs, year-to-date	80.21%	96.90%	337.54%
____________________

(1)
The Company had guarantees of U.S. or state government agencies on the above nonperforming loans totaling $18 thousand at June 30, 2014, $19 thousand at December 31, 2013, and $20 thousand at June 30, 2013.

(2)
Calculation includes the net carrying amount of loans recorded at fair value from the 2011 Branch Acquisition as of June 30, 2014 ($16.5 million), December 31, 2013 ($17.0 million) and June 30, 2013 ($19.3 million). Excluding such loans, the ALL to loans not purchased and not held for sale was 1.05% at June 30, 2014, 1.05% at December 31, 2013 and 1.12% at June 30, 2013.

The level of nonaccrual loans increased $444 thousand, or 31.0%, since December 31, 2013, accruing loans delinquent 90 days or more increased $693 thousand, or 263.5%, during the same time period and the percentage of nonperforming loans to total loans increased slightly from 0.36% to 0.61%. There was one commercial real estate loan in process of foreclosure at June 30, 2014 included in nonperforming loans. The aggregate interest income not recognized on nonaccrual loans amounted to approximately $1.0 million as of June 30, 2014 and $1.1 million as of December 31, 2013 and June 30, 2013.
The Company had loans rated substandard that were on a performing status totaling $4.0 million at both June 30, 2014 and December 31, 2013. In management's view, substandard loans represent a higher degree of risk of becoming nonperforming loans in the future. The Company’s management is focused on the impact that the prolonged weak economy may have on its borrowers and closely monitors industry and geographic concentrations for evidence of financial problems. Improvement in local economic indicators has been identified in recent months. The unemployment rate has started to stabilize in Vermont and was at a 3.5% level for June 2014 compared to 4.4% for June 2013. New Hampshire was 4.4% for June 2014 compared to 5.2% for June 2013. These rates compare favorably with the nationwide unemployment rate at 6.1% and 7.6% for the comparable periods. Management will continue to monitor the national, regional and local economic environment and its impact on unemployment, business failures and real estate values in the Company’s market area.

Union Bankshares, Inc. Page 39

Vermont and New Hampshire continue to have lower residential mortgage foreclosure rates than the average in the U.S. On occasion, the Company acquires residential or commercial real estate properties through or in lieu of loan foreclosure. These properties are held for sale and are initially recorded as OREO at fair value less estimated selling costs at the date of the Company’s acquisition of the property, with fair value based on an appraisal for more significant properties and on a broker’s price opinion for less significant properties. Holding costs and declines in the fair value of properties acquired are expensed as incurred. Declines in the fair value after acquisition of the property result in charges against income before tax. There were no such declines for the quarter or six months ended June 30, 2014, compared to a $25 thousand charge against income before tax for the quarter ended June 30, 2013 and $36 thousand for the six months ended June 30, 2013. The Company evaluates each OREO property at least quarterly for changes in the fair value. The Company had two residential properties totaling $200 thousand classified as OREO at June 30, 2014 and five residential properties totaling $559 thousand at December 31, 2013. There was a $54 thousand allowance for losses on OREO at June 30, 2014 and a $104 thousand allowance at December 31, 2013 which was netted out of the above values.
Further softening in the local real estate market would make it more difficult for the Company to recover all principal and related costs for OREO properties.
Allowance for Loan Losses. Some of the Company’s loan customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge off a portion or all of the remaining principal balance due. The Company maintains an ALL to absorb such losses. The ALL is maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio; however, actual loan losses may vary from current estimates. The Company's policy and methodologies for establishing the ALL, described in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, did not change during the first half of 2014.
Impaired loans, including $2.2 million of TDR loans, were $5.3 million at June 30, 2014, with no government guaranties and a specific reserve amount allocated of $176 thousand, which is estimated by management to represent the Company’s loss exposure with respect to such loans as of such date. Impaired loans, including $1.2 million of TDR loans, at December 31, 2013 were $5.5 million, with government guaranties of $669 thousand and a specific reserve amount allocated of $337 thousand as of such date. The decrease of $225 thousand, or 4.1%, in impaired loans was primarily related to one commercial real estate loan that was upgraded to satisfactory/monitor status that had been classified impaired at December 31, 2013, partially offset by the addition of two TDR commercial real estate loans as of June 30, 2014. Based on management's evaluation of the Company's historical loss experience on substandard commercial loans, commercial loans with balances greater than $500 thousand was established as the threshold for individual impairment evaluation with a specific reserve allocated when warranted. Commercial loans with balances under this threshold are collectively evaluated for impairment as a homogeneous pool of loans, unless such loans are subject to a restructuring agreement or have been identified as impaired as part of a larger customer relationship. The specific reserve amount allocated to individually identified impaired loans decreased $161 thousand as a result of the June 30, 2014 impairment evaluation.
The Company’s loan portfolio balance not held for sale decreased by $5.8 million, from $461.1 million at December 31, 2013 to $455.3 million at June 30, 2014. There was growth in the residential, construction, commercial real estate and commercial loan portfolios (see chart on page 38 for further details) during the first half of 2014. This loan growth was offset by a large decrease in the municipal loan portfolio, reflecting a one day seasonal fluctuation due to the annual fiscal cycle of Vermont municipalities and school districts. The composition of the Company’s loan portfolio remained relatively unchanged from December 31, 2013, and there was no material change in the Company’s lending programs or terms during the six months ended June 30, 2014.
The following table reflects activity in the ALL for the three and six months ended June 30, 2014 and 2013:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$4,694	$4,714	$4,647	$4,657
Charge-offs	(165)	(52)	(207)	(66)
Recoveries	6	15	20	26
Net charge-offs	(159)	(37)	(187)	(40)
Provision for loan losses	75	75	150	135
Balance at end of period	$4,610	$4,752	$4,610	$4,752

Union Bankshares, Inc. Page 40

The following table (net of loans held for sale) shows the internal breakdown by risk component of the Company's ALL and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

	June 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$1,258	35.3	$1,251	34.6
Construction real estate	389	7.0	390	6.7
Commercial real estate	2,597	48.0	2,644	45.7
Commercial	206	5.1	163	4.4
Consumer	22	1.0	23	1.2
Municipal	18	3.6	35	7.4
Unallocated	120	—	141	—
Total	$4,610	100.0	$4,647	100.0

Notwithstanding the categories shown in the table above, all funds in the ALL are available to absorb loan losses in the portfolio, regardless of loan category or specific allocation.

There were no changes to the reserve factors assigned to any of the loan portfolios based on the qualitative factor reviews performed during the first half of 2014. Management of the Company believes, in its best estimate, that the ALL at June 30, 2014 is appropriate to cover probable credit losses inherent in the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the ALL at June 30, 2014. In addition, our banking regulators, as an integral part of their examination process, periodically review our ALL. Such agencies may require us to recognize adjustments to the ALL based on their judgments about information available to them at the time of their examination. A large adjustment to the ALL for losses in future periods may require increased provisions to replenish the ALL, which could negatively affect earnings. While the Company recognizes that economic slowdowns or financial and credit market turmoil may adversely impact its borrowers' financial performance and ultimately their ability to repay their loans, management continues to be cautiously optimistic about the collectability of the Company's loan portfolio.

Investment Activities. At June 30, 2014, investment securities classified as AFS totaled $40.4 million and securities classified as HTM totaled $9.6 million, combined comprising 8.7% of assets. Total investment securities increased $4.5 million, or 9.9%, from $45.5 million, or 7.8% of total assets at December 31, 2013. There was $3.1 million of investment securities pledged to secure various public deposits or customer repurchase agreements as of June 30, 2014, compared to $3.3 million at December 31, 2013. Net unrealized gains for the Company’s AFS investment securities portfolio were $284 thousand as of June 30, 2014, compared to net unrealized losses of $778 thousand as of December 31, 2013. Net unrealized gains of $188 thousand, net of income tax effect, were reflected in the Company’s accumulated OCI component of stockholders’ equity at June 30, 2014. Net unrealized losses in the Company's HTM investment securities portfolio were $351 thousand at June 30, 2014 compared to net unrealized losses of $849 thousand at December 31, 2013. No declines in value were deemed by management to be OTT at June 30, 2014. Deterioration in credit quality and/or imbalances in liquidity that may exist in the financial marketplace might adversely affect the fair values of the Company’s investment portfolio and the amount of gains or losses ultimately realized on the sale of such securities, and may also increase the potential that certain resulting unrealized losses will be designated as OTT in future periods, resulting in write-downs and charges to earnings.

Union Bankshares, Inc. Page 41

Deposits. The following table shows information concerning the Company's average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the six months ended June 30, 2014 and year ended December 31, 2013:

	Six Months Ended June 30, 2014			Year ended December 31, 2013
	Average Amount	Percent of Total Deposits	Average Rate	Average Amount	Percent of Total Deposits	Average Rate
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$85,123	16.5	—	$83,744	16.7	—
Interest bearing checking accounts	100,505	19.5	0.08%	94,213	18.7	0.09%
Money market accounts	103,311	20.0	0.21%	101,581	20.2	0.24%
Savings accounts	77,663	15.1	0.14%	73,099	14.5	0.14%
Total nontime deposits	366,602	71.1	0.11%	352,637	70.1	0.12%
Time deposits:
Less than $100,000	72,060	13.9	0.77%	76,195	15.1	0.89%
$100,000 and over	77,288	15.0	1.09%	74,302	14.8	1.12%
Total time deposits	149,348	28.9	0.94%	150,497	29.9	1.00%
Total deposits	$515,950	100.0	0.35%	$503,134	100.0	0.39%
The Company participates in CDARS, which permits the Company to offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants. Participants may also purchase deposits through CDARS. There were $10.0 million of time deposits of $250,000 or less on the balance sheet at June 30, 2014 and $7.1 million at December 31, 2013, which were exchanged with other CDARS participants and are therefore considered for certain regulatory purposes to be “brokered” deposits. The Company also participates in the ICS program, a service through which Union can offer its customers a savings product with access to unlimited FDIC insurance, while receiving reciprocal deposits from other banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of savings deposits through ICS provides full deposit insurance coverage for the customer, thereby helping Union retain the full amount of the deposit on its balance sheet. There were $2.3 million in ICS money market deposits on the balance sheet at June 30, 2014 and $2.3 million at December 31, 2013. None of the Company’s CDARS or ICS deposits, as of the respective balance sheet dates, represented purchased deposits, as all such deposits were matched dollar for dollar with Union’s customer deposits which were placed in other participating financial institutions, in order to provide our customers with full FDIC insurance coverage for their deposit balances.

The following table provides a maturity distribution of the Company’s time deposits in amounts of $100,000 and over at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Within 3 months	$9,180	$7,942
3 to 6 months	7,788	47,903
6 to 12 months	12,890	16,405
Over 12 months	18,198	16,614
	$48,056	$88,864
In total, the Company’s time deposits in amounts of $100 thousand and over decreased $40.8 million, or 45.9%, between December 31, 2013 and June 30, 2014, and the average total balance increased from $74.3 million to $77.3 million. There was a change in each of the maturity time frames, especially the 3 to 6 months category. In Vermont, the fiscal year ends on June 30 for the majority of municipalities and school districts, with most of their time deposits maturing on that date, causing the majority of the reduction between time periods.

During the first half of 2014, average total deposits grew $12.8 million, or 2.5%, compared to the year ended December 31, 2013, with growth in all categories except time deposits less than $100 thousand. Time deposits have trended towards short duration or migrated to nontime deposits because of the low interest rate environment and the perceived customer desire to be in a position to redeploy funds should there be a rise in interest rates. Time deposits at June 30, 2014 decreased $42.8 million, or 26.5%, from December 31, 2013, with the majority of the decrease due to Vermont municipalities using their deposits to pay down their annual

Union Bankshares, Inc. Page 42

credit lines prior to their June 30 fiscal year end in order to comply with applicable legal requirements for short-term municipal borrowing.

A provision of the Dodd-Frank Act permanently raised FDIC deposit insurance coverage to $250 thousand per depositor per insured depository institution for each account ownership category. At June 30, 2014, the Company had deposit accounts with less than $250 thousand totaling $380.3 million, or 77.5% of its deposits, with FDIC insurance protection. An additional $5.0 million of municipal deposits were over the FDIC insurance coverage limit at June 30, 2014 and were collateralized by Union under applicable state regulations by investment securities or loans.

Borrowings. Total borrowed funds at June 30, 2014 were $24.8 million compared to $13.2 million at December 31, 2013, a net increase of $11.6 million, or 87.4%. The FHLB option advance borrowings were $23.2 million at June 30, 2014, at a weighted average rate of 1.80%, and $11.8 million at December 31, 2013, at a weighted average rate of 3.33%. The increase in option advance borrowings reflects two one month bullet advances at 0.20% totaling $6.5 million and a $5 million one year bullet advance at 0.33% taken during the second quarter for liquidity purposes, partially offset by scheduled monthly payments of $176 thousand on long-term FHLB amortizing advances. In addition, the Company had overnight secured customer repurchase agreement sweeps at June 30, 2014 of $1.6 million, at a weighted average rate of 0.24%, compared to $1.4 million, at a weighted average rate of 0.24% at December 31, 2013, an increase of $219 thousand, or 15.8%. The volume of the overnight secured customer repurchase agreement sweeps is volatile and is a function of the customer's cash flow needs. The Company had no federal funds purchased or advances on its repurchase agreement line or at the Federal Reserve discount window at either June 30, 2014 or December 31, 2013.

OTHER FINANCIAL CONSIDERATIONS

Market Risk and Asset and Liability Management. Market risk is the potential of loss in a financial instrument arising from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices and equity prices. As of June 30, 2014, the Company did not have any market risk sensitive instruments acquired for trading purposes. The Company’s market risk arises primarily from interest rate risk inherent in its lending, investing, deposit taking and borrowing activities, as yields on assets change in a different time period or to a different extent from that of interest costs on liabilities. Many other factors also affect the Company’s exposure to changes in interest rates, such as national, regional and local economic and financial conditions, financial market conditions, legislative and regulatory actions, competitive pressures, customer preferences as to loan and deposit products, including loan prepayments and/or early withdrawal of time deposits, and historical pricing relationships. These factors and the Company's methodology to measure and manage these risks are discussed in greater detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 and have not changed during the six months ended June 30, 2014.

As of June 30, 2014, $40.4 million, or 80.7%, of the investment portfolio was classified as AFS. The modified duration of the total portfolio was approximately five years. The modified duration takes into account the likelihood of investments being called as well as estimates for prepayment speeds on MBSs. The Company does not utilize any exotic derivative products or invest in any "high risk" instruments.

The Company’s interest rate sensitivity analysis (simulation) as of December 2013 for a flat rate environment (the prime rate at both December 31, 2013 and June 30, 2014 was 3.25%) projected the following for the six months ended June 30, 2014, compared to the actual results:

	June 30, 2014
	Projected	Actual	Percentage Difference
	(Dollars in thousands)
Net Interest Income	$11,114	$11,190	0.7
Net Income	$3,015	$3,683	22.2
Return on Assets	1.06%	1.26%	18.9
Return on Equity	12.77%	14.55%	13.9

Actual net interest income for the first half of 2014 was $11.2 million, $76 thousand or 0.7%, higher than projected due to a positive variance in loan interest income of $292 thousand, partially offset by negative variances of $93 thousand in investment income and $125 thousand in interest expense on deposit accounts.

Union Bankshares, Inc. Page 43

Net income for the six months ended June 30, 2014 was ahead of the projected amount due to the combined effect of positive variances of $25 thousand in service charge income, $62 thousand on gain on sale of investment securities AFS, $310 thousand in the gain on sale of real estate loans, $278 thousand in salaries and wages, $69 thousand in employee benefits, $72 thousand in ATM & debit card expenses, $110 thousand in OREO expenses, and $75 thousand in the provision for loan losses. However, these positive variances were partially offset by the combined effect of negative variances of $86 thousand in professional fee expense and $324 thousand in the provision for income taxes.

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

The following table details the contractual or notional amount of financial instruments that represented credit risk at the dates indicated:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Commitments to originate loans	$46,275	$25,292
Unused lines of credit	51,527	58,283
Standby and commercial letters of credit	1,924	1,633
Credit card arrangements	1,063	1,151
FHLB Mortgage Partnership Finance credit enhancement obligation, net	472	461
Commitment to purchase investment in a real estate limited partnership	505	505
Total	$101,766	$87,325
Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have a fixed expiration date or other termination clause and may require payment of a fee. Since many of the loan commitments are expected to expire without being drawn upon and not all credit lines will be utilized, the total commitment amounts do not necessarily represent future cash requirements. Lines of credit incur seasonal volume fluctuations due to the nature of some customers' businesses, such as tourism and maple syrup products production. The large increase in commitments to originate loans at June 30, 2014 from December 31, 2013 is a result of the municipals' and school districts' fiscal cycle, with $25.8 million committed to them on June 30, 2014 for their fiscal year beginning July 1, 2014.
The Company did not hold or issue derivative or hedging instruments during the six month period ended June 30, 2014.
The Company’s subsidiary bank is required (as are all banks) to maintain vault cash or a noninterest bearing reserve balance as established by Federal Reserve regulations. The Bank’s average total required reserve for the 14 day maintenance period including June 30, 2014 was $672 thousand and for December 31, 2013 was $652 thousand, both of which were satisfied by vault cash.

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

Union Bankshares, Inc. Page 44

interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category.

The Company prepares its interest rate sensitivity “gap” analysis by scheduling interest earning assets and interest bearing liabilities into periods based upon the next date on which such assets and liabilities could mature or reprice. The amount of assets and liabilities shown in the table below within a particular period was determined in accordance with the contractual terms of the assets and liabilities, except that:

•
adjustable-rate loans, investment securities, variable rate interest bearing deposits in banks, variable rate time deposits, FHLB advances and other secured borrowings are included in the period when they are first scheduled to adjust and not in the period in which they mature;

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

The following table shows the Company's rate sensitivity analysis as of June 30, 2014:

	Repriced within
	3 Months or Less	4 to 12 Months	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
	(Dollars in thousands, by repricing date)
Interest sensitive assets:
Overnight deposits	$15,490	$—	$—	$—	$—	$15,490
Interest bearing deposits in banks	3,093	3,940	4,088	1,754	838	13,713
Investment securities (1)(3)	11,104	4,645	7,284	7,534	18,081	48,648
Nonmarketable securities	—	—	—	—	2,053	2,053
Loans and loans held for sale (2)(3)	173,393	90,350	79,343	71,631	47,528	462,245
Total interest sensitive assets	$203,080	$98,935	$90,715	$80,919	$68,500	$542,149
Interest sensitive liabilities:
Time deposits	$28,987	$44,352	$37,275	$8,122	$—	$118,736
Money markets	24,934	—	—	—	74,588	99,522
Regular savings	15,076	—	—	—	65,287	80,363
Interest bearing checking	54,759	—	—	—	56,336	111,095
Borrowed funds	8,199	5,276	3,350	7,089	845	24,759
Total interest sensitive liabilities	$131,955	$49,628	$40,625	$15,211	$197,056	$434,475
Net interest rate sensitivity gap	$71,125	$49,307	$50,090	$65,708	$(128,556)	$107,674
Cumulative net interest rate sensitivity gap	$71,125	$120,432	$170,522	$236,230	$107,674
Cumulative net interest rate sensitivity gap as a percentage of total assets	12.4%	21.1%	29.8%	41.3%	18.8%
Cumulative net interest rate sensitivity gap as a percentage of total interest sensitive assets	13.1%	22.2%	31.5%	43.6%	19.9%
Cumulative net interest rate sensitivity gap as a percentage of total interest sensitive liabilities	16.4%	27.7%	39.2%	54.4%	24.8%
____________________

(1)	Investment securities exclude marketable equity securities and mutual funds shares with a fair value of $1.1 million and $275 thousand, respectively, that may be sold by the Company at any time.

(2)	Balances shown include deferred unamortized loan costs of $238 thousand.

(3)	Estimated repayment assumptions considered in Asset/Liability model.

Union Bankshares, Inc. Page 45

Liquidity. Managing liquidity risk is essential to maintaining both depositor confidence and earnings stability. Liquidity is a measurement of the Company’s ability to meet potential cash requirements, including ongoing commitments to fund deposit withdrawals, repay borrowings, fund investment and lending activities, and for other general business purposes. The Company’s principal sources of funds are deposits; amortization, prepayment and maturity of loans, investment securities, interest bearing deposits and other short-term investments; sales of securities and loans AFS; earnings; and funds provided from operations. Maintaining a relatively stable funding base, which is achieved by diversifying funding sources, competitively pricing deposit products, and extending the contractual maturity of liabilities, reduces the Company’s exposure to rollover risk on deposits and limits reliance on volatile short-term purchased funds. Short-term funding needs arise from declines in deposits or other funding sources, funding of loan commitments, draws on unused lines of credit and requests for new loans. The Company’s strategy is to fund assets, to the maximum extent possible, with core deposits which provide a source of relatively stable and low-cost funds.

For the quarter ended June 30, 2014, the Company’s ratio of average loans to average deposits decreased slightly to 94.1%, compared to 94.8% for the quarter ended June 30, 2013. Municipal, construction and commercial lending were strong during the first six months of 2014. Residential lending demand has decreased for the first six months of 2014 compared to first six months of 2013 as origination of residential loans held for sale was $45.3 million during the six months ended June 30, 2014, compared to $59.6 million during the six months ended June 30, 2013. Residential loans totaling $42.5 million were sold during the six months ended June 30, 2014 versus $66.2 million for the six months ended June 30, 2013.

As a member of the FHLB, Union had access to unused lines of credit up to $4.0 million at June 30, 2014 over and above the $23.2 million term advances already drawn on the lines, based on a FHLB estimate as of that date. With the purchase of required FHLB Class B common stock and evaluation by the FHLB of the underlying collateral available, line availability could rise to approximately $19.4 million. This line of credit can be used for either short-or-long-term liquidity or other needs. In addition to its borrowing arrangements with the FHLB, Union maintains two pre-approved Federal Funds lines of credit totaling $12.0 million with two upstream correspondent banks, a $15.0 million repurchase agreement line of credit and access to the Federal Reserve discount window, which would require pledging of qualified assets. There were no outstanding advances on the federal funds or repurchase agreement lines or at the discount window at June 30, 2014.

There were no purchased deposits through CDARS or ICS (or otherwise) at either June 30, 2014 or December 31, 2013, although Union had exchanged $12.3 million and $9.4 million of deposits, respectively, with other CDARS/ICS members at those dates.

The Company’s management monitors current and projected cash flows and adjusts positions as necessary to maintain adequate levels of liquidity. Approximately 61.5% of the Company’s time deposits will mature within twelve months, which is the lowest percentage over the preceding five years, with the exception of one quarter, which ranged from 62.0% to 85.0%. The deposit gathering activities of financial institutions generally have been affected by the low interest rates which earlier in the recession made customers reluctant to lock in funds for a longer term but short-term rates have dropped so low during the last five years that some customers have extended out in order to receive a better rate or have shifted funds into money markets where the interest rates are higher than on the short-term time deposits. Since the federal funds target rate has remained unchanged at a historic low of 0.00% to 0.25% for more than four years, as customers' time deposits matured, the rollover interest rate available to those customers is lower than their previous deposit rate and therefore the Company's cost of funding has continued to drop. The Company is optimistic that it can maintain and grow its customer deposit base, despite the persistent low rate environment, through good customer service, a variety of deposit product offerings, competitive but prudent pricing strategy and the continued expansion of the branch, electronic and remote network. The relationships developed with local municipalities, businesses and retail customers are a significant feature of the Company's community banking approach and, in management's view, will help to ensure that Union will retain a substantial portion of these deposits. Management will continue to offer a competitive but prudent pricing strategy to facilitate retention of such deposits. The Federal Open Market Committee has committed to keeping interest rates low until certain unemployment and inflation targets are met. But in the future, as interest rates rise, the increase in rates may lead to early redemptions of certificates of deposit by customers which will present its own liquidity issue which will have to be managed. The movement of funds from FDIC insured deposits back into the financial market is also something that we monitor as it could cause a liquidity concern.

A reduction in total deposits could be offset by purchases of federal funds, utilization of the repurchase agreement line of credit, utilization of the Federal Reserve discount window, purchases of brokered deposits such as one-way CDARS deposits, short-or-long-term FHLB borrowings, or liquidation of interest bearing deposits in banks, investment securities AFS or loans held for sale. Such steps could result in an increase in the Company’s cost of funds or a decrease in the yield earned on assets and therefore adversely impact the net interest spread and margin. Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. However, any projections of future cash needs and flows are subject to substantial uncertainty, including factors outside the Company's control. Management continually

Union Bankshares, Inc. Page 46

evaluates opportunities to buy/sell securities AFS and loans held for sale, to participate out loans and lines of credit, obtain credit facilities from lenders and restructure debt for strategic reasons or to further strengthen the Company's financial position.

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

As of June 30, 2014, the Company and its subsidiary continue to be considered well capitalized under the capital adequacy requirements to which they are currently subject. The Company has evaluated its capital adequacy at June 30, 2014 on a pro forma basis under the recently adopted (but not yet effective) BASEL III requirements and would be considered well capitalized under such requirements.

The total dollar value of the Company’s stockholders’ equity at June 30, 2014 of $51.9 million has increased $2.1 million from $49.8 million at December 31, 2013, reflecting net income of $3.7 million for the first six months of 2014, an increase of $11 thousand from stock based compensation, an increase of $33 thousand due to the issuance of 1,710 shares of common stock resulting from the exercise of incentive stock options, and an increase of $701 thousand in accumulated OCI. These increases were partially offset by cash dividends paid of $2.3 million and a $42 thousand purchase of Treasury stock during the six months ended June 30, 2014.

Union Bankshares, Inc. has 7,500,000 shares of $2.00 par value common stock authorized. As of June 30, 2014, the Company had 4,928,996 shares issued, of which 4,458,254 were outstanding and 470,742 were held in treasury.

In January 2014, the Company's Board reauthorized a limited stock repurchase program initially adopted in May 2010, which permits the repurchase of up to 2,500 shares of the Company's common stock each calendar quarter in open market purchases or privately negotiated transactions, as management deems advisable and as market conditions warrant. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase authorization expires on December 31, 2014, unless reauthorized. The Company repurchased 1,815 shares during the first half of 2014 pursuant to that authorization, at a total cost of $42 thousand.

The Company reserved 50,000 shares of common stock for issuance under the 2008 ISO Plan. During the six months ended June 30, 2014, there were no options granted under the 2008 ISO Plan and there were 1,710 shares issued from the exercise of stock options previously granted under such plan. The stock issued upon exercise of options granted under the 2008 ISO Plan consists of authorized but unissued shares of the Company's common stock and/or shares held in treasury. As of June 30, 2014, there were employee incentive stock options outstanding and exercisable under this plan with respect to 3,300 shares of common stock and unvested stock options with respect to an additional 4,500 shares that were granted in the fourth quarter of 2013 that will become exercisable in the fourth quarter of 2014. All exercisable options were “in the money” at June 30, 2014. Unrecognized compensation cost related to the unvested stock options as of June 30, 2014 was $9 thousand.

The Company has adopted the 2014 Equity Plan, which replaces the 2008 ISO Plan. Under the 2014 Equity Plan, 50,000 shares of the Company’s common stock (including approximately 25,000 unused shares from the 2008 ISO Plan) are available for equity awards of incentive stock options, nonqualified stock options, restricted stock and restricted stock units to eligible officers and (except for awards of incentive stock options) nonemployee directors. Shares available for issuance of awards under the 2014 Equity Plan consist of unissued shares of the Company’s common stock and/or shares held in treasury. No awards have yet been made under the plan since it became effective on May 21, 2014 upon approval by the stockholders.

Union Bankshares, Inc. and Union are subject to various regulatory capital requirements administered by the federal banking agencies. Management believes that as of June 30, 2014, both companies met all capital adequacy requirements to which they are subject. As of June 30, 2014, the most recent calculation date, Union was categorized as well capitalized under the regulatory framework for prompt corrective action. The prompt corrective action capital category framework applies to FDIC insured depository institutions such as Union but does not apply directly to bank holding companies such as the Company. To be categorized as well capitalized, Union must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. As a bank holding company, the Company is subject to substantially similar capital adequacy requirements of the FRB. There were no conditions or events between June 30, 2014 and the date of this report that management believes have changed either company’s regulatory capital category.

Union Bankshares, Inc. Page 47

	Actual		Minimum For Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk weighted assets
Union	$52,062	13.29%	$31,339	8.00%	$39,174	10.00%
Company	52,464	13.37%	31,392	8.00%	N/A	N/A
Tier I capital to risk weighted assets
Union	$47,312	12.08%	$15,666	4.00%	$23,499	6.00%
Company	47,705	12.15%	15,705	4.00%	N/A	N/A
Tier I capital to average assets
Union	$47,312	8.13%	$23,278	4.00%	$29,097	5.00%
Company	47,705	8.18%	23,328	4.00%	N/A	N/A
The total risk based capital ratio for the Company was 13.37% at June 30, 2014 and 13.28% at December 31, 2013.

The Company remains focused on achieving its goals of long-term growth and an above-average shareholder return, while maintaining a strong capital position. Management is aware of the particular importance in today’s uncertain economic environment of maintaining strong capital reserves and planning for future capital needs, including those required by the final Basel III capital standards.

A quarterly cash dividend of $0.26 per share was declared to shareholders of record on July 26, 2014, payable August 7, 2014. Dividends for each of the three previous quarters were $.26 per share.

Regulatory Matters. The Company and Union are subject to periodic examinations by the various regulatory agencies. These examinations include, but are not limited to, procedures designed to review lending practices, risk management, credit quality, liquidity, compliance and capital adequacy. The Company's 2011 corporate tax return was audited by the IRS during 2013. There was no material adjustment to the Company's tax liability as a result of the audit. During 2013, the Vermont Department of Financial Regulation, FDIC (compliance) and FRB, and during 2012, the FDIC and FRB, performed their regular, periodic regulatory examinations of Union. No comments were received that would have a material adverse effect on the Company’s or Union’s liquidity, financial position, capital resources, or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Information called for by this item is incorporated by reference in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption OTHER FINANCIAL CONSIDERATIONS on pages 43-48.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2014. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2014, the Company did not issue any unregistered equity securities.

The following table summarizes repurchases of the Company's equity securities made during the quarter ended June 30, 2014:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Program
April 2014	48	$23.24	48	2,452
May 2014	967	$23.16	967	1,485
June 2014	703	$22.90	703	—
__________________

(1)
All repurchases shown in the table were made pursuant to an informal stock repurchase program initially adopted May 19, 2010 under which the Company may repurchase up to 2,500 shares of its common stock each calendar quarter, in open market or privately negotiated transactions. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The program was reauthorized most recently in January 2014 and will expire on December 31, 2014, unless reauthorized.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the second quarters and six months ended June 30, 2014 and 2013, (iii) the unaudited consolidated statements of comprehensive income for the second quarters and six months ended June 30, 2014 and 2013, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

Union Bankshares, Inc.

August 14, 2014	/s/ David S. Silverman
David S. Silverman
Director, President and Chief Executive Officer

August 14, 2014	/s/ Karyn J. Hale
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the second quarters and six months ended June 30, 2014 and 2013, (iii) the unaudited consolidated statements of comprehensive income for the second quarters and six months ended June 30, 2014 and 2013, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

____________________

*
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Union Bankshares, Inc. Page 50