Form 10-Q
period 2014-09-30
UNION BANKSHARES INC
filed 2014-11-12
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2014

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ]      No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 3, 2014:

Common Stock, $2 par value	4,458,430	shares

UNION BANKSHARES, INC.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets	(Dollars in thousands)
Cash and due from banks	$4,254	$5,223
Federal funds sold and overnight deposits	19,531	25,496
Cash and cash equivalents	23,785	30,719
Interest bearing deposits in banks	12,112	17,613
Investment securities available-for-sale	43,777	34,281
Investment securities held-to-maturity (fair value $9.3 million and $10.4 million at September 30, 2014 and December 31, 2013, respectively)	9,643	11,211
Loans held for sale	6,065	3,840
Loans	481,006	461,113
Allowance for loan losses	(4,758)	(4,647)
Net deferred loan costs	295	170
Net loans	476,543	456,636
Accrued interest receivable	1,823	1,663
Premises and equipment, net	11,154	10,678
Core deposit intangible	1,139	1,267
Goodwill	2,223	2,223
Investment in real estate limited partnerships	2,627	3,119
Company-owned life insurance	3,497	3,393
Other assets	8,278	8,800
Total assets	$602,666	$585,443
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$94,604	$87,247
Interest bearing	297,444	269,614
Time	138,990	161,493
Total deposits	531,038	518,354
Borrowed funds	14,940	13,216
Accrued interest and other liabilities	4,016	4,053
Total liabilities	549,994	535,623
Commitments and Contingencies
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,929,296 shares issued at September 30, 2014 and 4,927,286 shares issued at December 31, 2013	9,859	9,855
Additional paid-in capital	414	363
Retained earnings	45,735	43,405
Treasury stock at cost; 470,866 shares at September 30, 2014 and 468,927 shares at December 31, 2013	(3,925)	(3,880)
Accumulated other comprehensive income	589	77
Total stockholders' equity	52,672	49,820
Total liabilities and stockholders' equity	$602,666	$585,443
See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 1

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$5,900	$5,944	$17,490	$17,399
Interest on debt securities:
Taxable	196	138	607	388
Tax exempt	96	71	268	211
Dividends	24	17	55	46
Interest on federal funds sold and overnight deposits	6	3	14	26
Interest on interest bearing deposits in banks	36	59	120	178
Total interest and dividend income	6,258	6,232	18,554	18,248
Interest expense
Interest on deposits	424	476	1,317	1,480
Interest on borrowed funds	104	133	317	390
Total interest expense	528	609	1,634	1,870
Net interest income	5,730	5,623	16,920	16,378
Provision for loan losses	150	95	300	230
Net interest income after provision for loan losses	5,580	5,528	16,620	16,148
Noninterest income
Trust income	183	155	549	472
Service fees	1,424	1,326	3,981	3,772
Net gains (losses) on sales of investment securities available-for-sale	234	—	296	(1)
Net gains on sales of loans held for sale	653	541	1,594	1,791
Other income	215	177	368	436
Total noninterest income	2,709	2,199	6,788	6,470
Noninterest expenses
Salaries and wages	2,253	2,320	6,694	6,712
Pension and employee benefits	692	596	2,062	1,917
Occupancy expense, net	272	249	906	871
Equipment expense	436	385	1,233	1,199
Other expenses	1,899	1,559	5,122	4,806
Total noninterest expenses	5,552	5,109	16,017	15,505
Income before provision for income taxes	2,737	2,618	7,391	7,113
Provision for income taxes	611	545	1,582	1,506
Net income	$2,126	$2,073	$5,809	$5,607
Earnings per common share	$0.47	$0.47	$1.30	$1.26
Weighted average number of common shares outstanding	4,458,422	4,458,025	4,458,380	4,456,891
Dividends per common share	$0.26	$0.25	$0.78	$0.75

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 2

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Net income	$2,126	$2,073	$5,809	$5,607
Other comprehensive (loss) income, net of tax:
Investment securities available-for-sale:
Net unrealized holding (losses) gains arising during the period on investment securities available-for-sale	(35)	(131)	707	(740)
Reclassification adjustment for net (gains) losses on investment securities available-for-sale realized in net income	(154)	—	(195)	1
Total	(189)	(131)	512	(739)
Defined benefit pension plan:
Net actuarial loss arising during the period	—	—	—	(33)
Reclassification adjustment for amortization of net actuarial loss realized in net income	—	31	—	94
Total	—	31	—	61
Total other comprehensive (loss) income	(189)	(100)	512	(678)
Total comprehensive income	$1,937	$1,973	$6,321	$4,929

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 3

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 2014 and 2013 (Unaudited)

	Common Stock
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances, December 31, 2013	4,458,359	$9,855	$363	$43,405	$(3,880)	$77	$49,820
Net income	—	—	—	5,809	—	—	5,809
Other comprehensive income	—	—	—	—	—	512	512
Cash dividends declared ($0.78 per share)	—	—	—	(3,479)	—	—	(3,479)
Stock based compensation expense	—	—	16	—	—	—	16
Exercise of stock options	2,010	4	35	—	—	—	39
Purchase of treasury stock	(1,939)	—	—	—	(45)	—	(45)
Balances, September 30, 2014	4,458,430	$9,859	$414	$45,735	$(3,925)	$589	$52,672
Balances, December 31, 2012	4,456,081	$9,848	$295	$40,772	$(3,859)	$(2,010)	$45,046
Net income	—	—	—	5,607	—	—	5,607
Other comprehensive loss	—	—	—	—	—	(678)	(678)
Cash dividends declared ($0.75 per share)	—	—	—	(3,344)	—	—	(3,344)
Stock based compensation expense	—	—	9	—	—	—	9
Exercise of stock options	3,300	7	56	—	—	—	63
Purchase of treasury stock	(1,022)	—	—	—	(21)	—	(21)
Balances, September 30, 2013	4,458,359	$9,855	$360	$43,035	$(3,880)	$(2,688)	$46,682

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 4

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income	$5,809	$5,607
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	708	679
Provision for loan losses	300	230
Deferred income tax (credit) provision	(24)	557
Net amortization of investment securities	67	36
Equity in losses of limited partnerships	492	518
Stock based compensation expense	16	9
Net increase in unamortized loan costs	(125)	(7)
Proceeds from sales of loans held for sale	74,327	99,732
Origination of loans held for sale	(74,958)	(91,148)
Net gains on sales of loans held for sale	(1,594)	(1,791)
Net loss on disposals of premises and equipment	19	—
Net (gains) losses on sales of investment securities available-for-sale	(296)	1
Write-downs of impaired assets	—	36
Net gains on sales of other real estate owned	(134)	(8)
Increase in accrued interest receivable	(160)	(126)
Amortization of core deposit intangible	129	129
(Increase) decrease in other assets	(61)	659
(Decrease) increase in other liabilities	(37)	71
Net cash provided by operating activities	4,478	15,184
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	8,622	7,065
Purchases	(3,121)	(4,705)
Investment securities held-to-maturity
Proceeds from maturities, calls and paydowns	3,571	500
Purchases	(2,000)	(4,216)
Investment securities available-for-sale
Proceeds from sales	7,323	1,018
Proceeds from maturities, calls and paydowns	3,847	3,448
Purchases	(19,664)	(12,519)
Redemption of nonmarketable stock	—	(77)
Net increase in loans	(20,276)	(27,742)
Recoveries of loans charged off	30	42
Purchases of premises and equipment	(1,203)	(1,159)
Proceeds from sales of other real estate owned	536	563
Net cash used in investing activities	(22,335)	(37,782)

Union Bankshares, Inc. Page 5

Cash Flows From Financing Activities
Advances on long-term borrowings	—	2,000
Repayment of long-term debt	(3,517)	(1,030)
Net increase (decrease) in short-term borrowings outstanding	5,241	(2,527)
Net increase in noninterest bearing deposits	7,357	5,008
Net increase (decrease) in interest bearing deposits	27,830	(8,280)
Net (decrease) increase in time deposits	(22,503)	628
Issuance of common stock	39	63
Purchase of treasury stock	(45)	(21)
Dividends paid	(3,479)	(3,344)
Net cash provided by (used in) financing activities	10,923	(7,503)
Net decrease in cash and cash equivalents	(6,934)	(30,101)
Cash and cash equivalents
Beginning of period	30,719	46,510
End of period	$23,785	$16,409
Supplemental Disclosures of Cash Flow Information
Interest paid	$1,735	$1,968
Income taxes paid	$1,170	$750

Supplemental Schedule of Noncash Investing and Financing Activities
Other real estate acquired in settlement of loans	$464	$122
Loans originated to finance the sale of other real estate owned	$300	$100

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 6

UNION BANKSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Union Bankshares, Inc. and Subsidiary (the Company) as of September 30, 2014, and for the three and nine months ended September 30, 2014 and 2013, have been prepared in conformity with GAAP for interim financial information, general practices within the banking industry, and the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Company's sole subsidiary is Union Bank. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein, have been made. This information should be read in conjunction with the Company’s 2013 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ended December 31, 2014, or any other interim period.
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

AFS:	Available-for-sale	IRS:	Internal Revenue Service
ALCO	Asset Liability Committee
ALL:	Allowance for loan losses	MBS:	Mortgage-backed security
ASC:	Accounting Standards Codification	MSRs:	Mortgage servicing rights
ASU:	Accounting Standards Update	OAO:	Other assets owned
Board:	Board of Directors	OCI:	Other comprehensive income (loss)
bp or bps:	Basis point(s)	OFAC:	U.S. Office of Foreign Assets Control
Branch Acquisition:	The acquisition of three New Hampshire branches in May 2011	OREO:	Other real estate owned
CDARS:	Certificate of Deposit Accounts Registry Service of the Promontory Interfinancial Network	OTTI:	Other-than-temporary impairment
Company:	Union Bankshares, Inc. and Subsidiary	OTT:	Other-than-temporary
FASB:	Financial Accounting Standards Board	Plan:	The Union Bank Pension Plan
FDIC:	Federal Deposit Insurance Corporation	RD:	USDA Rural Development
FHA:	U.S. Federal Housing Administration	SBA:	U.S. Small Business Administration
FHLB:	Federal Home Loan Bank of Boston	SEC:	U.S. Securities and Exchange Commission
FRB:	Federal Reserve Board	TDR:	Troubled-debt restructuring
FHLMC/Freddie Mac:	Federal Home Loan Mortgage Corporation	Union:	Union Bank, the sole subsidiary of Union Bankshares, Inc
GAAP:	Generally accepted accounting principles in the United States	USDA:	U.S. Department of Agriculture
HTM:	Held-to-maturity	VA:	U.S. Veterans Administration
HUD:	U.S. Department of Housing and Urban Development	2008 ISO Plan:	2008 Incentive Stock Option Plan of the Company
ICS:	Insured Cash Sweeps of the Promontory Interfinancial Network	2014 Equity Plan:	2014 Equity Incentive Plan

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

In August 2014, the FASB issued ASU No. 2014-14, Troubled Debt Restructurings by Creditors Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. The amendments in this ASU provide guidance on how to classify and measure certain government-guaranteed mortgage loans upon foreclosure. The amendments require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance expected to be recovered from the guarantor. The amendments in this ASU are effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Management has reviewed the ASU and does not believe that it will have a material effect on the Company's consolidated financial position or results of operations.

Note 5. Goodwill and Other Intangible Assets
As a result of the 2011 Branch Acquisition, the Company recorded goodwill amounting to $2.2 million. The goodwill is not amortizable. Goodwill is evaluated for impairment annually, in accordance with current authoritative accounting guidance. Management assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the Company, in total, is less than its carrying amount. Management is not aware of any such events or circumstances that would cause it to conclude that the fair value of the Company is less than its carrying amount.

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

Union Bankshares, Inc. Page 8

Amortization expense for the core deposit intangible was $43 thousand for the three months ended September 30, 2014 and 2013 and was $129 thousand for the nine months ended September 30, 2014 and 2013. The amortization expense is included in other noninterest expense on the consolidated statement of income and is deductible for tax purposes. As of September 30, 2014, the remaining amortization expense related to the core deposit intangible, absent any future impairment, is expected to be as follows:

(Dollars in thousands)
2014	$43
2015	171
2016	171
2017	171
2018	171
Thereafter	412
Total	$1,139

Note 6. Investment Securities
Investment securities as of the balance sheet dates consisted of the following:

September 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$14,651	$4	$(308)	$14,347
Agency mortgage-backed	6,365	40	(44)	6,361
State and political subdivisions	15,373	373	(39)	15,707
Corporate	6,991	40	(83)	6,948
Total debt securities	43,380	457	(474)	43,363
Marketable equity securities	79	15	—	94
Mutual funds	320	—	—	320
Total	$43,779	$472	$(474)	$43,777
Held-to-maturity
U.S. Government-sponsored enterprises	$9,643	$4	$(313)	$9,334

Union Bankshares, Inc. Page 9

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$14,327	$11	$(1,101)	$13,237
Agency mortgage-backed	3,804	18	(75)	3,747
State and political subdivisions	11,930	328	(94)	12,164
Corporate	3,994	—	(160)	3,834
Total debt securities	34,055	357	(1,430)	32,982
Marketable equity securities	746	296	(1)	1,041
Mutual funds	258	—	—	258
Total	$35,059	$653	$(1,431)	$34,281
Held-to-maturity
U.S. Government-sponsored enterprises	$11,211	$2	$(849)	$10,364

Proceeds from the sale of AFS securities were $2.9 million and $7.3 million for the three and nine months ended September 30, 2014, respectively. Gross realized gains from the sale of AFS securities were $312 thousand and $374 thousand for the three and nine months ended September 30, 2014, respectively, while gross realized losses were $78 thousand for both the three and nine months ended September 30, 2014. There were no sales of securities AFS for the three months ended September 30, 2013. Proceeds from the sale of AFS securities were $1.0 million with gross realized gains of $3 thousand and gross realized losses of $4 thousand for the nine months ended September 30, 2013. The specific identification method is used to determine realized gains and losses on sales of securities AFS.

The amortized cost and estimated fair value of debt securities by contractual scheduled maturity as of September 30, 2014 were as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Available-for-sale
Due in one year or less	$823	$824
Due from one to five years	7,227	7,247
Due from five to ten years	17,191	17,214
Due after ten years	11,774	11,717
	37,015	37,002
Agency mortgage-backed	6,365	6,361
Total debt securities available-for-sale	$43,380	$43,363
Held-to-maturity
Due from one to five years	$1,997	$1,985
Due from five to ten years	2,000	1,937
Due after ten years	5,646	5,412
Total debt securities held-to-maturity	$9,643	$9,334

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

Union Bankshares, Inc. Page 10

Information pertaining to all investment securities with gross unrealized losses as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

September 30, 2014	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
Debt securities:
U.S. Government-sponsored enterprises	9	$6,694	$(41)	15	$13,016	$(580)	24	$19,710	$(621)
Agency mortgage-backed	4	1,963	(23)	2	819	(21)	6	2,782	(44)
State and political subdivisions	7	2,289	(20)	2	585	(19)	9	2,874	(39)
Corporate	5	2,182	(18)	3	1,453	(65)	8	3,635	(83)
Total	25	$13,128	$(102)	22	$15,873	$(685)	47	$29,001	$(787)

December 31, 2013	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
Debt securities:
U.S. Government-sponsored enterprises	21	$16,213	$(1,292)	6	$4,839	$(658)	27	$21,052	$(1,950)
Agency mortgage-backed	6	2,844	(75)	—	—	—	6	2,844	(75)
State and political subdivisions	9	3,175	(72)	1	329	(22)	10	3,504	(94)
Corporate	6	2,420	(53)	3	1,414	(107)	9	3,834	(160)
Total debt securities	42	24,652	(1,492)	10	6,582	(787)	52	31,234	(2,279)
Marketable equity securities	—	—	—	1	13	(1)	1	13	(1)
Total	42	$24,652	$(1,492)	11	$6,595	$(788)	53	$31,247	$(2,280)
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

The Company has the ability to hold the investment securities that had unrealized losses at September 30, 2014 for the foreseeable future and no declines were deemed by management to be OTT.

Investment securities with a carrying amount of $5.7 million and $3.3 million at September 30, 2014 and December 31, 2013, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

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
The loans purchased in the 2011 Branch Acquisition were initially recorded at $32.9 million, the estimated fair value at the time of purchase. The estimated fair value contains both accretable and nonaccretable components. The accretable component is amortized as an adjustment to the related loan yield over the average life of the loan. The nonaccretable component represents probable loss due to credit risk and is reviewed by management periodically and adjusted as deemed necessary. At the acquisition date, the fair value of the loans acquired resulted in an accretable loan premium component of $545 thousand, less a nonaccretable credit risk component of $318 thousand.
The following table summarizes activity in the accretable loan premium component for the acquired loan portfolio:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$334	$414	$374	$454
Loan premium amortization	(18)	(20)	(58)	(60)
Balance at end of period	$316	$394	$316	$394
Loan premium amortization has been charged to Interest and fees on loans on the Company's consolidated statements of income for the periods reported. The remaining accretable loan premium component balance was $316 thousand at September 30, 2014 and $374 thousand at December 31, 2013. During the three and nine months ended September 30, 2014, the nonaccretable credit risk component balance decreased $24 thousand due to a loss recognized on one acquired residential real estate loan. The balance of the nonaccretable credit risk component was $272 thousand at September 30, 2014 and $296 thousand at December 31, 2013. The net carrying amounts of the acquired loans were $15.7 million and $17.0 million at September 30, 2014 and December 31, 2013, respectively, and are included in the loan balances below.

Union Bankshares, Inc. Page 12

The composition of Net loans as of the balance sheet dates were as follows:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Residential real estate	$161,559	$159,441
Construction real estate	35,376	30,898
Commercial real estate	207,081	210,718
Commercial	21,758	20,569
Consumer	4,589	5,396
Municipal	50,643	34,091
Gross loans	481,006	461,113
Allowance for loan losses	(4,758)	(4,647)
Net deferred loan costs	295	170
Net loans	$476,543	$456,636
Residential real estate loans aggregating $22.6 million and $22.7 million at September 30, 2014 and December 31, 2013, respectively, were pledged as collateral on deposits of municipalities. Qualifying residential first mortgage loans held by Union may be pledged as collateral for borrowings from the FHLB under a blanket lien.

A summary of current, past due and nonaccrual loans as of the balance sheet dates follows:

September 30, 2014	Current	30-59 Days	60-89 Days	90 Days and Over and Accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$157,870	$249	$748	$1,133	$1,559	$161,559
Construction real estate	34,898	—	452	—	26	35,376
Commercial real estate	203,204	249	2,558	601	469	207,081
Commercial	21,715	—	—	—	43	21,758
Consumer	4,547	3	9	1	29	4,589
Municipal	50,643	—	—	—	—	50,643
Total	$472,877	$501	$3,767	$1,735	$2,126	$481,006

December 31, 2013	Current	30-59 Days	60-89 Days	90 Days and Over and Accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$153,469	$3,371	$1,247	$262	$1,092	$159,441
Construction real estate	30,513	300	59	—	26	30,898
Commercial real estate	207,429	1,117	1,938	—	234	210,718
Commercial	20,326	195	—	—	48	20,569
Consumer	5,295	66	—	1	34	5,396
Municipal	34,091	—	—	—	—	34,091
Total	$451,123	$5,049	$3,244	$263	$1,434	$461,113
Aggregate interest on nonaccrual loans not recognized was $1.0 million and $1.1 million as of September 30, 2014 and 2013, respectively, and $1.1 million as of December 31, 2013.

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

The ALL is maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio as of the balance sheet date. The amount of the ALL is based on management's periodic evaluation of the collectability of the loan portfolio, including the nature, volume and risk characteristics of the portfolio, credit concentrations, trends in historical loss experience, estimated value of any underlying collateral, specific impaired loans and economic conditions. There has been no change to the methodology used to estimate the ALL during the third quarter of 2014. While management uses available information to recognize losses on loans, future additions to the ALL may be necessary based on changes in economic conditions or other relevant factors.

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
Changes in the ALL, by class of loans, for the three and nine months ended September 30, 2014 and 2013 were as follows:

For The Three Months Ended September 30, 2014	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, June 30, 2014	$1,258	$389	$2,597	$206	$22	$18	$120	$4,610
Provision (credit) for loan losses	91	44	(136)	(18)	—	34	135	150
Recoveries of amounts charged off	—	3	—	5	2	—	—	10
	1,349	436	2,461	193	24	52	255	4,770
Amounts charged off	(10)	—	—	—	(2)	—	—	(12)
Balance, September 30, 2014	$1,339	$436	$2,461	$193	$22	$52	$255	$4,758

For The Three Months Ended September 30, 2013	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, June 30, 2013	$1,298	$431	$2,769	$195	$32	$14	$13	$4,752
Provision (credit) for loan losses	16	67	(85)	(21)	(7)	27	98	95
Recoveries of amounts charged off	1	3	—	1	11	—	—	16
	1,315	501	2,684	175	36	41	111	4,863
Amounts charged off	(81)	—	—	(6)	(3)	—	—	(90)
Balance, September 30, 2013	$1,234	$501	$2,684	$169	$33	$41	$111	$4,773

For The Nine Months Ended September 30, 2014	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2013	$1,251	$390	$2,644	$163	$23	$35	$141	$4,647
Provision (credit) for loan losses	151	37	(41)	23	(1)	17	114	300
Recoveries of amounts charged off	2	9	—	7	12	—	—	30
	1,404	436	2,603	193	34	52	255	4,977
Amounts charged off	(65)	—	(142)	—	(12)	—	—	(219)
Balance, September 30, 2014	$1,339	$436	$2,461	$193	$22	$52	$255	$4,758

Union Bankshares, Inc. Page 15

For The Nine Months Ended September 30, 2013	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2012	$1,291	$456	$2,532	$159	$39	$30	$150	$4,657
Provision (credit) for loan losses	39	52	152	30	(15)	11	(39)	230
Recoveries of amounts charged off	11	9	—	4	18	—	—	42
	1,341	517	2,684	193	42	41	111	4,929
Amounts charged off	(107)	(16)	—	(24)	(9)	—	—	(156)
Balance, September 30, 2013	$1,234	$501	$2,684	$169	$33	$41	$111	$4,773

The allocation of the ALL, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates were as follows:

September 30, 2014	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$71	$—	$139	$—	$—	$—	$—	$210
Collectively evaluated for impairment	1,268	436	2,322	193	22	52	255	4,548
Total allocated	$1,339	$436	$2,461	$193	$22	$52	$255	$4,758

December 31, 2013	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$46	$13	$278	$—	$—	$—	$—	$337
Collectively evaluated for impairment	1,205	377	2,366	163	23	35	141	4,310
Total allocated	$1,251	$390	$2,644	$163	$23	$35	$141	$4,647

The recorded investment in loans, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates were as follows:

September 30, 2014	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$960	$298	$3,405	$93	$—	$—	$4,756
Collectively evaluated for impairment	153,890	35,078	195,413	21,463	4,494	50,201	460,539
	154,850	35,376	198,818	21,556	4,494	50,201	465,295
Acquired loans	6,709	—	8,263	202	95	442	15,711
Total	$161,559	$35,376	$207,081	$21,758	$4,589	$50,643	$481,006

Union Bankshares, Inc. Page 16

December 31, 2013	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$821	$348	$4,219	$109	$—	$—	$5,497
Collectively evaluated for impairment	151,297	30,550	197,696	20,145	5,264	33,627	438,579
	152,118	30,898	201,915	20,254	5,264	33,627	444,076
Acquired loans	7,323	—	8,803	315	132	464	17,037
Total	$159,441	$30,898	$210,718	$20,569	$5,396	$34,091	$461,113

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

The following tables summarize the loan ratings applied to the Company's loans by class as of the balance sheet dates:

September 30, 2014	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$144,255	$27,905	$146,148	$20,035	$4,412	$50,201	$392,956
Satisfactory/Monitor	7,725	7,092	46,477	1,247	75	—	62,616
Substandard	2,870	379	6,193	274	7	—	9,723
Total	154,850	35,376	198,818	21,556	4,494	50,201	465,295
Acquired loans	6,709	—	8,263	202	95	442	15,711
Total	$161,559	$35,376	$207,081	$21,758	$4,589	$50,643	$481,006

December 31, 2013	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$141,909	$29,648	$145,225	$17,309	$5,180	$33,627	$372,898
Satisfactory/Monitor	7,953	891	50,198	2,694	82	—	61,818
Substandard	2,256	359	6,492	251	2	—	9,360
Total	152,118	30,898	201,915	20,254	5,264	33,627	444,076
Acquired loans	7,323	—	8,803	315	132	464	17,037
Total	$159,441	$30,898	$210,718	$20,569	$5,396	$34,091	$461,113

Acquired loans are risk rated, as appropriate, according to the Company's loan rating system, but such ratings are not taken into account in establishing the ALL. Rather, in accordance with applicable accounting principles, acquired loans are initially recorded

Union Bankshares, Inc. Page 17

at fair value, determined based upon an estimate of the amount and timing of both principal and interest cash flows expected to be collected and discounted using a market interest rate, which includes an estimate of future credit losses expected to be incurred over the life of the portfolio. The primary credit quality indicator for acquired loans is whether there has been a decrease in expected cash flows. Monitoring of this portfolio is ongoing to determine if there is evidence of deterioration in credit quality since acquisition. As of September 30, 2014, there was no ALL for acquired loans.
The following table provides information with respect to impaired loans by class of loan as of and for the three and nine months ended September 30, 2014:

	As of September 30, 2014			For The Three Months Ended September 30, 2014		For The Nine Months Ended September 30, 2014
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With an allowance recorded:
Residential real estate	$658	$667	$71
Commercial real estate	2,191	2,197	139
	2,849	2,864	210
With no allowance recorded:
Residential real estate	302	485	—
Construction real estate	298	321	—
Commercial real estate	1,214	1,262	—
Commercial	93	93	—
	1,907	2,161	—
Total:
Residential real estate	960	1,152	71	$802	$3	$769	$13
Construction real estate	298	321	—	300	3	324	11
Commercial real estate	3,405	3,459	139	3,816	70	4,021	157
Commercial	93	93	—	96	2	102	6
Total	$4,756	$5,025	$210	$5,014	$78	$5,216	$187
____________________

(1)	Does not reflect government guaranties on impaired loans as of September 30, 2014 totaling $244 thousand.
The following table provides information with respect to impaired loans by class of loan as of and for the three and nine months ended September 30, 2013:

	As of September 30, 2013			For The Three Months Ended September 30, 2013		For The Nine Months Ended September 30, 2013
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Total:
Residential real estate	$1,190	$1,407	$74	$1,039	$6	$884	$14
Construction real estate	350	372	17	350	4	247	6
Commercial real estate	8,193	8,294	263	5,727	26	4,569	96
Commercial	112	112	—	115	2	120	6
Total	$9,845	$10,185	$354	$7,231	$38	$5,820	$122
____________________

(1)	Does not reflect government guaranties on impaired loans as of September 30, 2013 totaling $743 thousand.

Union Bankshares, Inc. Page 18

The following table provides information with respect to impaired loans as of December 31, 2013:

	December 31, 2013
	Recorded Investment (1)	Principal Balance (1)	Related Allowance
	(Dollars in thousands)
With an allowance recorded:
Residential real estate	$437	$451	$46
Construction real estate	322	322	13
Commercial real estate	2,534	2,534	278
	3,293	3,307	337
With no allowance recorded:
Residential real estate	384	612	—
Construction real estate	26	48	—
Commercial real estate	1,685	1,742	—
Commercial	109	109	—
	2,204	2,511	—

Total:
Residential real estate	821	1,063	46
Construction real estate	348	370	13
Commercial real estate	4,219	4,276	278
Commercial	109	109	—
Total	$5,497	$5,818	$337
____________________

(1)	Does not reflect government guaranties on impaired loans as of December 31, 2013 totaling $669 thousand.

The following is a summary of TDR loans by class of loan as of the balance sheet dates:

	September 30, 2014		December 31, 2013
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
Residential real estate	5	$710	4	$402
Construction real estate	3	298	3	349
Commercial real estate	3	723	2	489
Total	11	$1,731	9	$1,240
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

Union Bankshares, Inc. Page 19

The following tables provide new TDR activity for the three and nine months ended September 30, 2014 and 2013:

	New TDRs During the			New TDRs During the
	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Residential real estate	1	$325	$325	1	$325	$325
Commercial real estate	—	—	—	2	1,018	1,068

	New TDRs During the			New TDRs During the
	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in thousands)
Construction real estate	1	$188	$221	1	$188	$221

There were no TDR loans modified within the previous twelve months that had subsequently defaulted during the three and nine month periods ended September 30, 2014 or September 30, 2013. TDR loans are considered defaulted at 90 days past due.

At September 30, 2014 and December 31, 2013, the Company was not committed to lend any additional funds to borrowers whose loans were nonperforming, impaired or restructured.

Note 9. Defined Benefit Pension Plan
Union sponsors a noncontributory defined benefit pension plan covering all eligible employees employed prior to October 5, 2012. On October 5, 2012, the Company closed the Plan to new participants and froze the accrual of retirement benefits for current participants. It is Union's current intent to continue to maintain the frozen Plan and related Trust account and to distribute benefits to participants at such time and in such manner as provided under the terms of the Plan. The Company will continue to recognize the pension benefit and cash funding obligations for the remaining life of the associated liability for the frozen benefits under the Plan. The Plan provides defined benefits based on years of service and final average salary prior to October 5, 2012.

Net periodic pension benefit for the three and nine months ended September 30 consisted of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Service cost	$—	$—	$—	$—
Interest cost on projected benefit obligation	189	175	575	525
Expected return on plan assets	(298)	(252)	(902)	(756)
Amortization of prior service cost	—	—	—	—
Amortization of net loss	—	47	—	142
Net periodic benefit	$(109)	$(30)	$(327)	$(89)

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

Union Bankshares, Inc. Page 20

As of the balance sheet dates, the components of Accumulated OCI, net of tax, were:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Net unrealized loss on investment securities available-for-sale	$(1)	$(513)
Defined benefit pension plan net unrealized actuarial gain	590	590
Total	$589	$77

The following table discloses the tax effects allocated to each component of OCI for the three months ended September 30:

	Three Months Ended
	September 30, 2014			September 30, 2013
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
	(Dollars in thousands)
Investment securities available-for-sale:
Net unrealized holding losses arising during the period on investment securities available-for-sale	$(53)	$18	$(35)	$(198)	$67	$(131)
Reclassification adjustment for net gains on investment securities available-for-sale realized in net income	(234)	80	(154)	—	—	—
Total	(287)	98	(189)	(198)	67	(131)
Defined benefit pension plan:
Reclassification adjustment for amortization of net actuarial loss realized in net income	—	—	—	47	(16)	31
Total other comprehensive loss	$(287)	$98	$(189)	$(151)	$51	$(100)

The following table discloses the tax effects allocated to each component of OCI for the nine months ended September 30:

	Nine Months Ended
	September 30, 2014			September 30, 2013
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
	(Dollars in thousands)
Investment securities available-for-sale:
Net unrealized holding gains (losses) arising during the period on investment securities available-for-sale	$1,071	$(364)	$707	$(1,120)	$380	$(740)
Reclassification adjustment for net (gains) losses on investment securities available-for-sale realized in net income	(296)	101	(195)	1	—	1
Total	775	(263)	512	(1,119)	380	(739)
Defined benefit pension plan:
Net actuarial loss arising during the period	—	—	—	(49)	16	(33)
Reclassification adjustment for amortization of net actuarial loss realized in net income	—	—	—	142	(48)	94
Total	—	—	—	93	(32)	61
Total other comprehensive income (loss)	$775	$(263)	$512	$(1,026)	$348	$(678)

Union Bankshares, Inc. Page 21

The following table discloses information concerning the reclassification adjustments from OCI for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
Reclassification Adjustment Description	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013	Affected Line Item in Consolidated Statement of Income
	(Dollars in thousands)
Investment securities available-for-sale:
Net (gains) losses on investment securities available-for-sale	$(234)	$—	$(296)	$1	Net gains (losses) on sales of investment securities available-for-sale
Tax benefit	80	—	101	—	Provision for income taxes
	(154)	—	(195)	1	Net income
Defined benefit pension plan:
Net actuarial loss	—	47	—	142	Pension and employee benefits
Tax expense	—	(16)	—	(48)	Provision for income taxes
	—	31	—	94	Net income
Total reclassifications	$(154)	$31	$(195)	$95	Net income

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

Union Bankshares, Inc. Page 22

Assets measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
September 30, 2014:
Investment securities available-for-sale (market approach)
Debt securities:
U.S. Government-sponsored enterprises	$14,347	$453	$13,894	$—
Agency mortgage-backed	6,361	—	6,361	—
State and political subdivisions	15,707	—	15,707	—
Corporate	6,948	—	6,948	—
Total debt securities	43,363	453	42,910	—
Marketable equity securities	94	94	—	—
Mutual funds	320	320	—	—
Total	$43,777	$867	$42,910	$—

December 31, 2013:
Investment securities available-for-sale (market approach)
Debt securities:
U.S. Government-sponsored enterprises	$13,237	$—	$13,237	$—
Agency mortgage-backed	3,747	—	3,747	—
State and political subdivisions	12,164	—	12,164	—
Corporate	3,834	1,436	2,398	—
Total debt securities	32,982	1,436	31,546	—
Marketable equity securities	1,041	1,041	—	—
Mutual funds	258	258	—	—
Total	$34,281	$2,735	$31,546	$—

There were no significant transfers in or out of Levels 1 and 2 for the three and nine months ended September 30, 2014. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as impaired loans, HTM securities, MSRs and OREO, were not considered material at September 30, 2014 or December 31, 2013. The Company has not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.

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

Union Bankshares, Inc. Page 24

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	September 30, 2014
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$23,785	$23,785	$23,785	$—	$—
Interest bearing deposits in banks	12,112	12,095	—	12,095	—
Investment securities	53,420	53,111	867	52,244	—
Loans held for sale	6,065	6,233	—	6,233	—
Loans, net
Residential real estate	160,319	163,503	—	—	163,503
Construction real estate	34,962	34,963	—	—	34,963
Commercial real estate	204,492	209,711	—	—	209,711
Commercial	21,578	22,130	—	—	22,130
Consumer	4,570	4,639	—	—	4,639
Municipal	50,622	51,685	—	—	51,685
Accrued interest receivable	1,823	1,823	—	365	1,458
Nonmarketable equity securities	2,053	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$94,604	$94,604	$94,604	$—	$—
Interest bearing	297,444	297,445	—	297,445	—
Time	138,990	138,788	—	138,788	—
Borrowed funds
Short-term	6,631	6,631	6,631	—	—
Long-term	8,309	8,658	—	8,658	—
Accrued interest payable	194	194	—	194	—

Union Bankshares, Inc. Page 25

	December 31, 2013
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$30,719	$30,719	$30,719	$—	$—
Interest bearing deposits in banks	17,613	17,721	—	17,721	—
Investment securities	45,492	44,645	2,735	41,910	—
Loans held for sale	3,840	3,905	—	3,905	—
Loans, net
Residential real estate	158,249	165,475	—	—	165,475
Construction real estate	30,519	30,675	—	—	30,675
Commercial real estate	208,011	212,834	—	—	212,834
Commercial	20,413	19,751	—	—	19,751
Consumer	5,375	5,387	—	—	5,387
Municipal	34,069	34,648	—	—	34,648
Accrued interest receivable	1,663	1,663	4	262	1,397
Nonmarketable equity securities	2,053	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$87,247	$87,247	$87,247	$—	$—
Interest bearing	269,614	269,614	—	269,614	—
Time	161,493	161,640	—	161,640	—
Borrowed funds
Short-term	1,390	1,390	1,390	—	—
Long-term	11,826	12,649	—	12,649	—
Accrued interest payable	295	295	—	295	—
The carrying amounts in the preceding tables are included in the consolidated balance sheets under the applicable captions.

Note 12. Subsequent Events
Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with GAAP. Events occurring subsequent to September 30, 2014 have been evaluated as to their potential impact to the consolidated financial statements.

On October 15, 2014, the Company declared a regular quarterly cash dividend of $0.26 per share, payable November 6, 2014, to stockholders of record on October 25, 2014.

On November 5, 2014, Union's Board of Directors approved a discretionary profit sharing contribution to the 401(k) plan for calendar year 2014 in an amount equal to 3% of eligible earnings of each eligible plan participant.

Union Bankshares, Inc. Page 26

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
GENERAL
The following discussion and analysis focuses on those factors that, in management's view, had a material effect on the financial position of the Company as of September 30, 2014 and December 31, 2013, and its results of operations for the three and nine months ended September 30, 2014 and 2013. This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company's Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of the Company's management, the interim unaudited data reflects all adjustments, consisting only of normal recurring adjustments, and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim periods presented. Management is not aware of the occurrence of any events after September 30, 2014 which would materially affect the information presented.

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

Union Bankshares, Inc. Page 27

Non-GAAP Financial Measures

Under SEC Regulation G, public companies making disclosures containing financial measures that are not in accordance with GAAP must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure, as well as a statement of the company’s reasons for utilizing the non-GAAP financial measure. The SEC has exempted from the definition of non-GAAP financial measures certain commonly used financial measures that are not based on GAAP. However, two non-GAAP financial measures commonly used by financial institutions, namely tax-equivalent net interest income and tax-equivalent net interest margin (as presented in the tables in the section labeled Yields Earned and Rates Paid), have not been specifically exempted by the SEC, and may therefore constitute non-GAAP financial measures under Regulation G. We are unable to state with certainty whether the SEC would regard those measures as subject to Regulation G. Management believes that these non-GAAP financial measures are useful in evaluating the Company’s financial performance and facilitate comparisons with the performance of other financial institutions. However, that information should be considered supplemental in nature and not as a substitute for related financial information prepared in accordance with GAAP.

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

OVERVIEW
The Company's net income was $2.13 million for the quarter ended September 30, 2014 compared to $2.07 million for the quarter ended September 30, 2013, an increase of $53 thousand, or 2.6%. These results reflected the net effect of an increase in net interest income of $107 thousand, or 1.9%, and an increase in noninterest income of $510 thousand, or 23.2%, partially offset by an increase in noninterest expenses of $443 thousand, or 8.7%, an increase in the provision for loan losses of $55 thousand, or 57.9%, and an increase in the provision for income taxes of $66 thousand, or 12.1%.

Total interest income increased $26 thousand, or 0.4%, to $6.3 million for the third quarter of 2014, versus $6.2 million for the third quarter of 2013, while interest expense decreased $81 thousand, or 13.3%, from $609 thousand for the third quarter of 2013 to $528 thousand for the third quarter of 2014. These changes in interest income and interest expense resulted in net interest income of $5.7 million for the third quarter of 2014, up $107 thousand, or 1.9%, from interest income of $5.6 million for the third quarter of 2013.

Noninterest income increased $510 thousand, or 23.2%, for the quarter due to higher net gains on sales of loans held for sale, which increased $112 thousand, or 20.7%, from $541 thousand for the quarter ended September 30, 2013 to $653 thousand for the quarter ended September 30, 2014. The increase in net gains was a result of higher premiums on sales during the third quarter of 2014 compared to the third quarter of 2013 despite a decrease in the volume of residential loans sold to the secondary market from $31.7 million in the third quarter of 2013 to $30.2 million in the third quarter of 2014, a decrease of $1.5 million, or 4.7%. There was also an increase in service fees of $98 thousand, or 7.4%, between periods, an increase in gains on sales of investment securities available-for-sale of $234 thousand and an increase of $28 thousand in trust income.

Noninterest expenses increased $443 thousand, or 8.7%, for the three month period ended September 30, 2014 compared to the same period for 2013, resulting from a $256 thousand penalty on the early payoff of a $1.3 million long-term FHLB advance during the third quarter of 2014, an increase in pension and employee benefits of $96 thousand, or 16.1%, an increase in equipment expense of $51 thousand, or 13.2%, partially offset by a decrease in salaries and wages of $67 thousand, or 2.9%.

Union Bankshares, Inc. Page 28

Year to date earnings for 2014 were $5.8 million, or $1.30 per share, compared to $5.6 million, or $1.26 per share, for the same period in 2013, an increase of 3.6% year over year. Net interest income improved $542 thousand, or 3.3% and noninterest income increased $318 thousand, or 4.9%. These positive changes were partially offset by an increase in the provision for loan losses of $70 thousand, or 30.4%, an increase in noninterest expense of $512 thousand, or 3.3%, and an increase in the provision for income taxes of $76 thousand, or 5.0%.

At September 30, 2014, the Company had total consolidated assets of $602.7 million, including gross loans and loans held for sale (total loans) of $487.1 million, deposits of $531.0 million, borrowed funds of $14.9 million and stockholders' equity of $52.7 million. The Company’s total assets increased $17.2 million, or 2.9%, from $585.4 million at December 31, 2013. The increase in total assets is the result of an increase in net loans and loans held for sale of $22.1 million and an increase in investment securities of $7.9 million, while cash and cash equivalents decreased $6.9 million and interest bearing deposits in banks decreased $5.5 million compared to levels at December 31, 2013.

Net loans and loans held for sale increased $22.1 million, or 4.8%, to $482.6 million, or 80.1% of total assets, at September 30, 2014, compared to $460.5 million, or 78.7% of total assets, at December 31, 2013. The increase is primarily attributable to growth in municipal, construction and residential loans.

Deposits increased $12.7 million, or 2.4%, from $518.4 million at December 31, 2013 to $531.0 million at September 30, 2014. The increase in deposits was primarily related to increases in non maturing deposits, partially offset by a decrease in time deposits as it appears that customers may be shifting funds out of time deposits in anticipation of increases in rates.

The Company's total capital increased from $49.8 million at December 31, 2013 to $52.7 million at September 30, 2014. The Company continued to meet the regulatory guidelines for the well capitalized capital category, with the total risk based capital ratio increasing slightly to 13.78% at September 30, 2014 from 13.28% at December 31, 2013. The regulatory guideline for well capitalized is 10.0% and the requirement for adequately capitalized is 8.0%.

The following unaudited per share information and key ratios depict several measurements of performance or financial condition for the three and nine months ended September 30, 2014 and 2013, respectively:

	Three Months Ended or At September 30,		Nine Months Ended or At September 30,
	2014	2013	2014	2013
Return on average assets (ROA) (1)	1.42%	1.44%	1.31%	1.31%
Return on average equity (1)	16.31%	18.01%	15.15%	16.35%
Net interest margin (1)(2)	4.17%	4.23%	4.20%	4.21%
Efficiency ratio (3)	66.10%	63.87%	66.80%	66.41%
Net interest spread (4)	4.08%	4.12%	4.11%	4.11%
Loan to deposit ratio	91.72%	93.81%	91.72%	93.81%
Net loan charge-offs to average loans not held for sale (1)	—%	0.06%	0.05%	0.03%
Allowance for loan losses to loans not held for sale (5)	0.99%	1.01%	0.99%	1.01%
Nonperforming assets to total assets (6)	0.69%	0.52%	0.69%	0.52%
Equity to assets	8.74%	8.12%	8.74%	8.12%
Total capital to risk weighted assets	13.78%	12.99%	13.78%	12.99%
Book value per share	$11.81	$10.47	$11.81	$10.47
Earnings per share	$0.47	$0.47	$1.30	$1.26
Dividends paid per share	$0.26	$0.25	$0.78	$0.75
Dividend payout ratio (7)	55.32%	53.19%	60.00%	59.52%
____________________

(1)	Annualized.

(2)	The ratio of tax equivalent net interest income to average earning assets. See pages 31 and 32 for more information.

(3)	The ratio of noninterest expense to tax equivalent net interest income and noninterest income, excluding securities gains (losses).

(4)	The difference between the average rate earned on earning assets and the average rate paid on interest bearing liabilities. See pages 31 and 32 for more information.

Union Bankshares, Inc. Page 29

(5)
Calculation includes the net carrying amount of loans recorded at fair value from the 2011 Branch Acquisition as of September 30, 2014 ($15.7 million) and September 30, 2013 ($18.4 million). Excluding such loans, the allowance for loan losses to loans not purchased and not held for sale was 1.02% at September 30, 2014 and 1.05% at September 30, 2013.

(6)	Nonperforming assets are loans or investment securities that are in nonaccrual or 90 or more days past due as well as OREO or OAO.

(7)	Cash dividends declared and paid per share divided by consolidated net income per share.

RESULTS OF OPERATIONS
Net Interest Income. The largest component of the Company’s operating income is net interest income, which is the difference between interest and dividend income received from interest earning assets and interest expense paid on interest bearing liabilities. The Company’s net interest income increased $107 thousand, or 1.9%, to $5.7 million for the three months ended September 30, 2014 from $5.6 million for the three months ended September 30, 2013. The net interest spread decreased 4 bps to 4.08% for the third quarter of 2014, from 4.12% for the same period last year, despite a 9 bps drop in the average interest rate paid on interest bearing liabilities, from 0.55% for the third quarter of 2013 to 0.46% for the third quarter of 2014, as the average yield earned on interest earning assets dropped 13 bps, from 4.67% for the three months ended September 30, 2013 to 4.54% for the three months ended September 30, 2014. The net interest margin for the third quarter of 2014 decreased 6 bps to 4.17% from 4.23% for the third quarter of 2013. The prolonged low rate environment continues to put pressure on the Company's net interest spread and margin, as interest earning assets continue to reprice at lower rates while the ability to further adjust deposit rates downward from their current historically low levels is more limited.

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

Union Bankshares, Inc. Page 30

	Three Months Ended September 30,
	2014			2013
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$15,740	$6	0.13%	$10,491	$3	0.09%
Interest bearing deposits in banks	12,699	36	1.14%	21,389	59	1.08%
Investment securities (1), (2)	50,315	309	2.80%	36,747	224	2.81%
Loans, net (1), (3)	482,990	5,900	4.97%	473,243	5,944	5.10%
Nonmarketable equity securities	2,053	7	1.43%	2,053	2	0.32%
Total interest earning assets (1)	563,797	6,258	4.54%	543,923	6,232	4.67%
Cash and due from banks	4,479			4,486
Premises and equipment	11,029			10,517
Other assets	17,470			17,347
Total assets	$596,775			$576,273
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$115,280	$22	0.08%	$92,375	$21	0.09%
Savings/money market accounts	180,034	77	0.17%	169,956	84	0.19%
Time deposits	141,245	325	0.91%	154,069	371	0.96%
Borrowed funds	18,171	104	2.23%	21,661	133	2.42%
Total interest bearing liabilities	454,730	528	0.46%	438,061	609	0.55%
Noninterest bearing deposits	86,496			85,762
Other liabilities	3,415			6,446
Total liabilities	544,641			530,269
Stockholders' equity	52,134			46,004
Total liabilities and stockholders’ equity	$596,775			$576,273
Net interest income		$5,730			$5,623
Net interest spread (1)			4.08%			4.12%
Net interest margin (1)			4.17%			4.23%
__________________

(1)	Average yields reported on a tax equivalent basis using a marginal tax rate of 34%.

(2)	Average balances of investment securities are calculated on the amortized cost basis and include nonaccrual securities, if applicable.

(3)	Includes loans held for sale as well as nonaccrual loans, unamortized costs and unamortized premiums and is net of the allowance for loan losses.

Union Bankshares, Inc. Page 31

	Nine Months Ended September 30,
	2014			2013
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$13,482	$14	0.13%	$18,283	$26	0.19%
Interest bearing deposits in banks	14,762	120	1.09%	22,215	178	1.07%
Investment securities (1), (2)	50,919	908	2.70%	34,266	640	2.88%
Loans, net (1), (3)	475,414	17,490	5.04%	458,956	17,399	5.18%
Nonmarketable equity securities	2,053	22	1.45%	1,934	5	0.38%
Total interest earning assets (1)	556,630	18,554	4.59%	535,654	18,248	4.68%
Cash and due from banks	4,495			4,549
Premises and equipment	10,920			10,369
Other assets	17,559			18,799
Total assets	$589,604			$569,371
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$105,484	$60	0.08%	$91,368	$63	0.09%
Savings/money market accounts	180,657	239	0.18%	175,908	263	0.20%
Time deposits	146,617	1,018	0.93%	149,857	1,154	1.03%
Borrowed funds	16,894	317	2.48%	18,446	390	2.80%
Total interest bearing liabilities	449,652	1,634	0.48%	435,579	1,870	0.57%
Noninterest bearing deposits	85,551			82,167
Other liabilities	3,272			5,905
Total liabilities	538,475			523,651
Stockholders' equity	51,129			45,720
Total liabilities and stockholders’ equity	$589,604			$569,371
Net interest income		$16,920			$16,378
Net interest spread (1)			4.11%			4.11%
Net interest margin (1)			4.20%			4.21%
__________________

(1)	Average yields reported on a tax equivalent basis using a marginal tax rate of 34%.

(2)	Average balances of investment securities are calculated on the amortized cost basis and include nonaccrual securities, if applicable.

(3)	Includes loans held for sale as well as nonaccrual loans, unamortized costs and unamortized premiums and is net of the allowance for loan losses.

Union Bankshares, Inc. Page 32

Tax exempt interest income amounted to $435 thousand and $377 thousand for the three months ended September 30, 2014 and 2013, respectively and $1.2 million and $1.1 million for the nine months ended September 30, 2014 and 2013, respectively. The following table presents the effect of tax exempt income on the calculation of net interest income, using a marginal tax rate of 34% for 2014 and 2013:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Net interest income as presented	$5,730	$5,623	$16,920	$16,378
Effect of tax-exempt interest
Investment securities	44	33	125	100
Loans	153	138	441	396
Net interest income, tax equivalent	$5,927	$5,794	$17,486	$16,874

Rate/Volume Analysis. The following table describes the extent to which changes in average interest rates (on a fully tax-equivalent basis) and changes in volume of average interest earning assets and interest bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to:

•	changes in volume (change in volume multiplied by prior rate);

•	changes in rate (change in rate multiplied by prior volume); and

•	total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013 Increase/(Decrease) Due to Change In			Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013 Increase/(Decrease) Due to Change In
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$1	$2	$3	$(6)	$(6)	$(12)
Interest bearing deposits in banks	(26)	3	(23)	(62)	4	(58)
Investment securities	91	(6)	85	329	(61)	268
Loans, net	117	(161)	(44)	606	(515)	91
Nonmarketable equity securities	—	5	5	—	17	17
Total interest earning assets	$183	$(157)	$26	$867	$(561)	$306
Interest bearing liabilities:
Interest bearing checking accounts	$4	$(3)	$1	$8	$(11)	$(3)
Savings/money market accounts	5	(12)	(7)	7	(31)	(24)
Time deposits	(30)	(16)	(46)	(25)	(111)	(136)
Borrowed funds	(20)	(9)	(29)	(30)	(43)	(73)
Total interest bearing liabilities	$(41)	$(40)	$(81)	$(40)	$(196)	$(236)
Net change in net interest income	$224	$(117)	$107	$907	$(365)	$542

Three Months Ended September 30, 2014, Compared to Three Months Ended September 30, 2013

Interest and Dividend Income. The Company’s interest and dividend income increased to $6.3 million for the three months ended September 30, 2014 compared to $6.2 million for the same period last year, driven by an overall increase in average earning assets of $19.9 million, or 3.7%, to $563.8 million, from $543.9 million for the three months ended September 30, 2013. However, the positive effect on interest income resulting from the rise in the average volume of earning assets was partially offset by the lower rates earned on loans and investment securities. The persistent low interest rate environment resulted in lower yields earned on

Union Bankshares, Inc. Page 33

new earning assets in the third quarter of 2014 versus 2013. Average loan volume approximated $483.0 million at an average yield of 4.97% for the three months ended September 30, 2014, up $9.7 million, or 2.1%, from an average volume of $473.2 million at an average yield of 5.10% for the three months ended September 30, 2013, with interest income on loans decreasing $44 thousand, or 0.7%, compared to the third quarter of 2013. The positive impact of the increase in average total loan volume was offset by a 13 bps decrease in average yield.

The average balance of nonloan instruments increased $10.1 million, or 14.3%, with the average balance of investments increasing $13.6 million, or 36.9%, to $50.3 million for the quarter ended September 30, 2014, from $36.7 million for the quarter ended September 30, 2013, and the average balance of federal funds sold and overnight deposits increased $5.2 million, or 50.0%, to $15.7 million for the three months ended September 30, 2014, from $10.5 million for the three months ended September 30, 2013. The average balance in interest bearing deposits in banks for the quarter ended September 30, 2014 decreased $8.7 million, or 40.6%, to $12.7 million versus $21.4 million for the 2013 comparison period. These changes in average volume combined with a slight drop in the yield on investments resulted in an increase in interest income from average nonloan instruments of $70 thousand between periods.

Interest Expense. The Company’s interest expense decreased $81 thousand, or 13.3%, to $528 thousand for the three months ended September 30, 2014, from $609 thousand for the three months ended September 30, 2013, despite an increase of $16.7 million, or 3.8%, in the average volume of interest bearing liabilities between periods. The decrease was attributable to lower rates paid on all interest bearing liabilities, reflecting the persistent low interest rate environment and the subsequent payoff of higher rate of FHLB advances that were outstanding during the third quarter of 2013.

Interest expense on deposits decreased $52 thousand, or 10.9%, to $424 thousand for the quarter ended September 30, 2014, from $476 thousand for the quarter ended September 30, 2013, despite an increase of $20.2 million, or 4.8%, in the average balance of interest bearing deposits to $436.6 million for the quarter ended September 30, 2014, compared to $416.4 million for the same period last year, reflecting the overall growth in the franchise. Average time deposits decreased $12.8 million, or 8.3%, to $141.2 million for the three months ended September 30, 2014, from $154.1 million for the three months ended September 30, 2013 with the average rate paid on time deposits during the third quarter of 2014 decreasing 5 bps, to 0.91% from 0.96% for the third quarter of 2013. The average balances for savings and money market accounts increased $10.1 million, or 5.9%, to $180.0 million for the quarter ended September 30, 2014, from $170.0 million for the quarter ended September 30, 2013, while the average rate paid on these accounts dropped from 0.19% to 0.17% between periods. Average interest bearing checking accounts increased $22.9 million, or 24.8%, to $115.3 million for the three months ended September 30, 2014 from $92.4 million for the three months ended September 30, 2013, while the average rate paid on these accounts dropped to 0.08% from 0.09% between the two comparison periods.

Interest expense on borrowed funds decreased $29 thousand, or 21.8%, to $104 thousand for the three months ended September 30, 2014, from $133 thousand for the three months ended September 30, 2013, with the average borrowed funds balance decreasing $3.5 million, or 16.1%, to $18.2 million for the three months ended September 30, 2014, compared to $21.7 million for the same period last year. Average borrowings from the FHLB decreased $1.8 million for the quarter, average federal funds purchased decreased $1.3 million, and average customer overnight collateralized repurchase sweeps, included in borrowed funds, decreased $418 thousand. The decrease in average borrowings attributable to the pay off of higher rate advances contributed to the decrease in the average rate paid on borrowings from 2.42% for the three months ended September 30, 2013 to 2.23% for the three months ended September 30, 2014.

Nine Months Ended September 30, 2014, Compared to Nine Months Ended September 30, 2013

Interest and Dividend Income. The Company’s interest and dividend income increased to $18.6 million for the nine months ended September 30, 2014 compared to $18.2 million for the same period last year, driven by an overall increase in average earning assets of $21.0 million, or 3.9%, to $556.6 million, from $535.7 million for the nine months ended September 30, 2013. However, the positive effect on interest income resulting from the rise in the average volume of earning assets was partially offset by the lower rates earned on all interest earning assets except nonmarketable equity securities and interest bearing deposits in banks. Interest income on loans increased $91 thousand, or 0.5%, to $17.5 million for the first nine months of 2014 versus $17.4 million for the 2013 comparison period, in conjunction with an increase in average loan volume between periods. Average loan volume approximated $475.4 million at an average yield of 5.04% for the nine months ended September 30, 2014, up $16.5 million, or 3.6%, from an average volume of $459.0 million at an average yield of 5.18% for the nine months ended September 30, 2013. The positive impact of the increase in average total loan volume was partially offset by a 14 bps decrease in average yield.

The average balance of nonloan instruments increased $4.5 million, or 5.9%, with the average balance of investments increasing $16.7 million, or 48.6%, to $50.9 million for the nine months ended September 30, 2014, from $34.3 million for the nine months ended September 30, 2013. These increases were partially offset by a decrease in the average balances of federal funds sold and

Union Bankshares, Inc. Page 34

overnight deposits of $4.8 million, or 26.3%, to $13.5 million for the nine months ended September 30, 2014, from $18.3 million for the nine months ended September 30, 2013 and a decrease in the average balance in interest bearing deposits in banks of $7.5 million, or 33.5%, to $14.8 million for the nine months ended September 30, 2014, versus $22.2 million for the 2013 comparison period. These changes in average volume combined with a drop in yields resulted in an increase in interest income from average nonloan instruments of $215 thousand between periods.

Interest Expense. The Company’s interest expense decreased $236 thousand, or 12.6%, to $1.6 million for the nine months ended September 30, 2014, from $1.9 million for the nine months ended September 30, 2013, despite an increase of $14.1 million, or 3.2%, in the average volume of interest bearing liabilities between periods. The decrease was attributable to lower rates paid on all interest bearing liabilities, reflecting the persistent low interest rate environment and the subsequent payoff of higher rate FHLB advances that were outstanding during the first nine months of 2013.

Interest expense on deposits decreased $163 thousand, or 11.0%, to $1.3 million for the nine months ended September 30, 2014, from $1.5 million for the nine months ended September 30, 2013, despite an increase of $15.6 million, or 3.7%, in the average balance of interest bearing deposits to $432.8 million for the nine months ended September 30, 2014, compared to $417.1 million for the same period last year, reflecting the overall growth in the franchise. Average time deposits decreased $3.2 million, or 2.2%, to $146.6 million for the nine months ended September 30, 2014, from $149.9 million for the nine months ended September 30, 2013, with the average rate paid on time deposits during the first nine months of 2014 decreasing 10 bps, to 0.93% from 1.03% for the first nine months of 2013. The average balances for savings and money market accounts increased $4.7 million, or 2.7%, to $180.7 million for the nine months ended September 30, 2014, from $175.9 million for the nine months ended September 30, 2013, with the average rate paid on these accounts dropping from 0.20% to 0.18% between periods. Average interest bearing checking accounts increased $14.1 million, or 15.4%, to $105.5 million for the nine months ended September 30, 2014 from $91.4 million for the nine months ended September 30, 2013, while the average rate paid on these accounts dropped to 0.08% from 0.09% between the two comparison periods.

Interest expense on borrowed funds decreased $73 thousand, or 18.7%, to $317 thousand for the nine months ended September 30, 2014, from $390 thousand for the nine months ended September 30, 2013 in conjunction with a decrease in average borrowed funds of $1.6 million, or 8.4%, to $16.9 million for the nine months ended September 30, 2014, compared to $18.4 million for the same period last year. Average customer overnight collateralized repurchase sweeps, included in borrowed funds, decreased $1.4 million for the comparable period, partially offset by an increase in average borrowings from the FHLB of $418 thousand. Despite the increase in average borrowings from the FHLB, higher rate advances had been paid off during 2013 while lower rate advances were taken subsequently in 2013 and 2014, contributing to the decrease in the average rate paid on borrowings from 2.80% for the nine months ended September 30, 2013 to 2.48% for the nine months ended September 30, 2014.

Provision for Loan Losses. There was a $150 thousand and $300 thousand loan loss provision for the quarter and nine months ended September 30, 2014, respectively, compared to a $95 thousand and $230 thousand loan loss provision for the quarter and nine months ended September 30, 2013, respectively. The provision for the third quarter and first nine months of 2014 was deemed appropriate by management based on the size and mix of the loan portfolio, the level of nonperforming loans, the results of the qualitative factor review and the outlook for future economic conditions. For further details, see FINANCIAL CONDITION Allowance for Loan Losses and Asset Quality below.

Union Bankshares, Inc. Page 35

Noninterest Income. Noninterest income before gains on AFS securities was $2.5 million, or 28.3% of total income for the three months ended September 30, 2014, compared to $2.2 million, or 26.1% of total income for the three months ended September 30, 2013, and $6.5 million for the first nine months of 2014 and 2013, representing 25.9% and 26.2% of total income for the first nine months of 2014 and 2013, respectively. The following table sets forth the components of noninterest income and changes between the three and nine month comparison periods of 2014 and 2013:

	For The Three Months Ended September 30,				For The Nine Months Ended September 30,
	2014	2013	$ Variance	% Variance	2014	2013	$ Variance	% Variance
	(Dollars in thousands)
Trust income	$183	$155	$28	18.1	$549	$472	$77	16.3
Service fees	1,424	1,326	98	7.4	3,981	3,772	209	5.5
Net gains on sales of loans held for sale	653	541	112	20.7	1,594	1,791	(197)	(11.0)
Gain on sale of OREO	127	13	114	876.9	134	8	126	1,575.0
Other income	88	164	(76)	(46.3)	234	428	(194)	(45.3)
Subtotal	2,475	2,199	276	12.6	6,492	6,471	21	0.3
Net gains (losses) on sales of investment securities AFS	234	—	234	—	296	(1)	297	29,700.0
Total noninterest income	$2,709	$2,199	$510	23.2	$6,788	$6,470	$318	4.9

The significant changes in noninterest income for the third quarter and nine months ended September 30, 2014 compared to the same periods of 2013 are described below:

•
Trust Income. Trust income increased $28 thousand for the quarter and $77 thousand year over year as the dollar amount of assets under management grew between September 30, 2014 and 2013, aided by the improvement in the stock market. In addition, there was a one-time fee from an estate distribution recognized during the third quarter of 2014.

•
Service fees. There was a $98 thousand increase for the quarter and a $209 thousand increase year over year in service fees. Growth in the volume of electronic transactions increased debit card and ATM fees, which accounted for $31 thousand of the quarterly increase and $132 thousand of the year to date increase. Loan servicing fees accounted for $55 thousand of the quarterly increase and $100 thousand of the year to date increase due to the increased level of residential mortgage loans serviced. The implementation of a new fee structure on deposit accounts during the third quarter of 2014 increased service charges on deposit accounts $34 thousand for the quarter and year over year, while overdraft fee income dropped $23 thousand for the quarter and $44 thousand year over year.

•
Net gains on sales of loans held for sale. Continuing the Company's strategy to mitigate long-term interest rate risk, residential loans totaling $30.2 million were sold during the third quarter of 2014, versus residential loan sales of $31.7 million during the third quarter of 2013, with sales of $72.7 million during the first nine months of 2014, versus sales of $97.9 million during the first nine months of 2013. Net gains on sold loans increased $112 thousand, or 20.7%, for the quarter, reflecting premiums for the third quarter of 2014 that exceeded the prior year levels despite the $1.5 million drop in the volume of loans sold. Net gains decreased $197 thousand, or 5.5%, year over year, reflecting the decline in the volume of loan sales during the first nine months of 2014.

•
Other income. Other income decreased $76 thousand for the quarter and $194 thousand year over year. The decrease in income from MSR, net of amortization, due to a reduction in loan sales with servicing retained accounted for $10 thousand of the quarterly decrease and $147 thousand of the year to date decrease. A reduction in income related to the utilization of state tax credits accounted for $26 thousand of the quarterly decrease and $31 thousand of the year to date decrease, with income from Company owned life insurance decreasing $40 thousand for the quarter and $3 thousand year over year.

Union Bankshares, Inc. Page 36

Noninterest Expense. Noninterest expense increased $443 thousand, or 8.7%, for the three months ended September 30, 2014 and increased $512 thousand, or 3.3%, for the nine months ended September 30, 2014 compared to the same periods in 2013. The following table sets forth the components of noninterest expense and changes between the three and nine month comparison periods of 2014 and 2013:

	For The Three Months Ended September 30,				For The Nine Months Ended September 30,
	2014	2013	$ Variance	% Variance	2014	2013	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$2,253	$2,320	$(67)	(2.9)	$6,694	$6,712	$(18)	(0.3)
Pension and employee benefits	692	596	96	16.1	2,062	1,917	145	7.6
Occupancy expense, net	272	249	23	9.2	906	871	35	4.0
Equipment expense	436	385	51	13.2	1,233	1,199	34	2.8
Expenses of OREO and other assets owned, net	12	11	1	9.1	34	96	(62)	(64.6)
Vermont franchise tax	127	122	5	4.1	378	365	13	3.6
FDIC insurance assessment	85	74	11	14.9	265	226	39	17.3
Equity in losses of affordable housing investments	164	172	(8)	(4.7)	492	517	(25)	(4.8)
Other expenses	1,511	1,180	331	28.1	3,953	3,602	351	9.7
Total noninterest expense	$5,552	$5,109	$443	8.7	$16,017	$15,505	$512	3.3
The significant changes in noninterest expense for the third quarter and nine months ended September 30, 2014 compared to the same periods in 2013 are described below:

•
Salaries and wages. The $67 thousand net quarterly decrease was attributable to the deferral of salary expense due to accounting methods utilized to account for loan origination costs. The $18 thousand net year to date decrease reflects normal annual salary increases and the hiring of employees for open positions in mid 2013 that had been vacant during the first half of 2013, which were more than offset by an increase in the deferral of salary expense due to accounting methods utilized to account for loan origination costs.

•
Pension and employee benefits. Expense increased $96 thousand for the quarter and $145 thousand year over year. Premium rates and the number of participants both increased between years causing the cost of the Company's medical and dental plans to increase $86 thousand, or 27.0%, for the quarter and $242 thousand, or 24.7%, year over year. 401K employer contribution expense also increased $87 thousand for the quarter and $150 thousand year over year. These increases were partially offset by a reduction in expense for the defined benefit pension plan of $79 thousand, or 267.2%, for the quarter and $238 thousand, or 267.2%, year over year due to the October 5, 2012 freeze of the plan, which stopped the accrual of benefits and closed the plan to new participants.

•
Equipment expense. Equipment expense increased $51 thousand for the quarter and $34 thousand year over year due to the acceleration of depreciation on ATM machines taken out of service in the third quarter of 2014.

•
Expenses of OREO and other assets owned, net. There were six residential properties and one commercial real estate property held during the nine months ended September 30, 2014, compared to five commercial real estate and nine residential properties during the nine months ended September 30, 2013, resulting in decreased costs to maintain the properties held through the first nine months of 2014. In addition, there were no write downs of OREO properties charged against earnings in the first nine months of 2014 compared to $36 thousand of write downs on four OREO properties in 2013.

•
Other expenses. Expenses increased $331 thousand for the quarter and $351 thousand year to date, primarily attributable to a $256 thousand penalty on the early payoff of a $1.3 million long-term FHLB advance during the third quarter of 2014, while the year to date comparison period included a $51 thousand penalty on the early payoff of a $609 thousand long-term FHLB advance during the first quarter of 2013. Additional costs for professional assistance resulting from the growth in assets in managed accounts increased trust expenses and accounted for $29 thousand of the quarterly increase and $67 thousand of the year to date increase, with computer supplies increasing $23 thousand related to purchased equipment that was never put in service and deemed to be obsolete. These increases were partially offset by a $20 thousand quarterly decrease and $81 thousand year to date decrease in ATM and debit card expenses from accrual adjustments related to reward programs and negotiation of vendor contracts.

Union Bankshares, Inc. Page 37

Provision for Income Taxes. The Company has provided for current and deferred federal income taxes for the quarter and nine months ended September 30, 2014 and 2013. The Company's net provision for income taxes was $611 thousand and $1.6 million for the quarter and nine months ended September 30, 2014, respectively, compared to $545 thousand and $1.5 million for the same periods in 2013. The Company's effective tax rate was 22.3% and 21.4% for the quarter and nine months ended September 30, 2014, compared to an effective tax rate of 20.8% and 21.2% for the same periods in 2013. The increase in federal income taxes and the effective tax rate was due to tax credits recorded from investments in affordable housing projects decreasing to $173 thousand and $488 thousand for the third quarter and first nine months of 2014, respectively, compared to $202 thousand and $517 thousand for the third quarter and first nine months of 2013, respectively. In addition, an increase in taxable income was offset by an increase in tax exempt interest income to $435 thousand and $1.2 million for the third quarter and first nine months of 2014, respectively, from $377 thousand and $1.1 million for the third quarter and first nine months of 2013, respectively.

FINANCIAL CONDITION

At September 30, 2014, the Company had total consolidated assets of $602.7 million, including gross loans and loans held for sale (total loans) of $487.1 million, deposits of $531.0 million and stockholders' equity of $52.7 million. The Company’s total assets at September 30, 2014 reflected increases of $17.2 million, or 2.9%, from $585.4 million at December 31, 2013, and $28.0 million, or 4.9%, compared to September 30, 2013.

Net loans and loans held for sale increased a total of $22.1 million, or 4.8%, to $482.6 million, or 80.1% of total assets at September 30, 2014, compared to $460.5 million, or 78.7% of total assets at December 31, 2013.

Deposits increased $12.7 million, or 2.4%, to $531.0 million at September 30, 2014, from $518.4 million at December 31, 2013. Noninterest bearing deposits increased $7.4 million, or 8.4%, from $87.2 million at December 31, 2013 to $94.6 million at September 30, 2014 and interest bearing deposits increased $27.8 million, or 10.3%, from $269.6 million at December 31, 2013 to $297.4 million at September 30, 2014, while time deposits decreased $22.5 million, or 13.9%, from $161.5 million at December 31, 2013 to $139.0 million at September 30, 2014. (See average balances and rates in the Yields Earned and Rates Paid table on pages 31 and 32.)

Total borrowings increased $1.7 million, or 13.0%, at September 30, 2014, from $13.2 million at December 31, 2013 to $14.9 million at September 30, 2014. There was an increase in customer overnight collateralized repurchase sweeps of $241 thousand and an increase in FHLB advances of $1.5 million between December 31, 2013 and September 30, 2014. (See Borrowings on page 44.)

Total stockholders’ equity increased $2.9 million to $52.7 million at September 30, 2014 from $49.8 million at December 31, 2013. This increase primarily reflects net income of $5.8 million for the first nine months of 2014, less regular cash dividends paid of $3.5 million. (See Capital Resources on page 48.)

Loans Held for Sale and Loan Portfolio. Total loans (including loans held for sale) increased $22.1 million, or 4.8%, to $487.1 million, representing 80.8% of assets at September 30, 2014, from $465.0 million, representing 79.4% of assets at December 31, 2013. The total loan portfolio at September 30, 2014 increased compared to the September 30, 2013 level of $475.9 million, representing 82.8% of assets. The Company’s loans consist primarily of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Real estate secured loans represented $410.1 million, or 84.2% of total loans at September 30, 2014 and $404.9 million, or 87.1% of total loans at December 31, 2013. Although competition for good loans is strong, especially in the commercial sector, the Company has been able to originate loans to both current and new customers while maintaining credit quality. The composition of the Company’s loan portfolio remained relatively unchanged from December 31, 2013, and there was no material change in the Company’s lending programs or terms during the nine months ended September 30, 2014.

Union Bankshares, Inc. Page 38

The composition of the Company's loan portfolio as of September 30, 2014 and December 31, 2013 was as follows:

	September 30, 2014		December 31, 2013
Loan Class	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$161,559	33.2	$159,441	34.3
Construction real estate	35,376	7.3	30,898	6.7
Commercial real estate	207,081	42.5	210,718	45.3
Commercial	21,758	4.5	20,569	4.4
Consumer	4,589	0.9	5,396	1.2
Municipal	50,643	10.4	34,091	7.3
Loans held for sale	6,065	1.2	3,840	0.8
Total loans	487,071	100.0	464,953	100.0
Allowance for loan losses	(4,758)		(4,647)
Unamortized net loan costs	295		170
Net loans and loans held for sale	$482,608		$460,476
The Company originates and sells qualified residential mortgage loans in various secondary market avenues, with a majority of sales made to the FHLMC/Freddie Mac. At September 30, 2014, the Company serviced a $495.4 million residential real estate mortgage portfolio, of which $6.1 million was held for sale and approximately $327.8 million was serviced for unaffiliated third parties.

The Company sold $72.7 million of qualified residential real estate loans originated during the first nine months of 2014 to the secondary market to mitigate long-term interest rate risk and to generate fee income, compared to sales of $97.9 million during the first nine months of 2013. The Company generally retains the servicing rights on sold residential mortgage loans. The Company originates and sells FHA, VA, and RD residential mortgage loans, and also has an Unconditional Direct Endorsement Approval from HUD which allows the Company to approve FHA loans originated in any of its Vermont or New Hampshire locations without needing prior HUD approval. Some of the government backed loans qualify for zero down payments without geographic or income restrictions. The Company sells VA and FHA loans as originated with servicing released. These loan products increase the Company's ability to serve the borrowing needs of residents in the communities we serve, including low and moderate income borrowers, while the government guaranty mitigates our exposure to credit risk.
The Company also originates commercial real estate and commercial loans under various SBA, USDA and State sponsored programs which provide a government agency guaranty for a portion of the loan amount. There was $5.0 million guaranteed under these various programs at September 30, 2014 on an aggregate balance of $6.3 million in subject loans. The Company occasionally sells the guaranteed portion of the loan to other financial concerns and retains servicing rights, which generates fee income. There were no commercial real estate loans sold in the first nine months of 2014. The Company recognizes gains and losses on the sale of the principal portion of these loans as they occur.

The Company serviced $30.4 million of commercial and commercial real estate loans for unaffiliated third parties as of September 30, 2014. This includes $26.4 million of commercial or commercial real estate loans the Company has participated out to other financial institutions, in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.

The Company capitalizes servicing rights for all loans sold with servicing retained. The unamortized balance of servicing rights on loans sold with servicing retained was $1.4 million at September 30, 2014, with an estimated market value in excess of the carrying value as of such date.

There were $22.6 million of residential real estate loans pledged to secure municipal deposits above the FDIC insurance coverage level as of September 30, 2014. Qualified residential first mortgage loans held by Union are eligible to be pledged as collateral for borrowings from the FHLB under a blanket lien.

Union Bankshares, Inc. Page 39

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
The following table shows the composition of nonperforming assets at the dates indicated and trends of certain ratios monitored by Company's management in reviewing asset quality:

	As of or for the nine months ended	As of or for the year ended	As of or for the nine months ended
	September 30, 2014	December 31, 2013	September 30, 2013
	(Dollars in thousands)
Nonaccrual loans	$2,126	$1,434	$1,741
Accruing loans 90+ days delinquent	1,735	263	780
Total nonperforming loans (1)	3,861	1,697	2,521
OREO	320	559	483
Total nonperforming assets	$4,181	$2,256	$3,004
Allowance for loan losses to loans not held for sale (2)	0.99%	1.01%	1.01%
Allowance for loan losses to nonperforming loans	123.23%	273.84%	189.33%
Nonperforming loans to total loans	0.79%	0.36%	0.53%
Nonperforming assets to total assets	0.69%	0.39%	0.52%
Delinquent loans (30 days to nonaccruing) to total loans	1.67%	2.15%	1.16%
Net charge-offs (annualized) to average loans not held for sale	0.05%	0.07%	0.03%
Loan loss provision to net charge-offs, year-to-date	158.73%	96.90%	201.28%
____________________

(1)
The Company had guarantees of U.S. or state government agencies on the above nonperforming loans totaling $261 thousand at September 30, 2014, $19 thousand at December 31, 2013, and $20 thousand at September 30, 2013.

(2)
Calculation includes the net carrying amount of loans recorded at fair value from the 2011 Branch Acquisition as of September 30, 2014 ($15.7 million), December 31, 2013 ($17.0 million) and September 30, 2013 ($18.4 million). Excluding such loans, the ALL to loans not purchased and not held for sale was 1.02% at September 30, 2014, 1.05% at December 31, 2013 and 1.05% at September 30, 2013.

The level of nonaccrual loans increased $692 thousand, or 48.3%, since December 31, 2013 with the addition of four residential real estate loans to nonaccrual during the third quarter of 2014. Accruing loans delinquent 90 days or more increased $1.5 million, or 559.7%, during the same time period with nine residential real estate loans falling just over 90 days past due at quarter end. The percentage of nonperforming loans to total loans increased from 0.36% to 0.79%. There was one residential real estate loan in process of foreclosure at September 30, 2014 included in nonperforming loans. The aggregate interest income not recognized on nonaccrual loans amounted to approximately $1.0 million as of September 30, 2014 and $1.1 million as of December 31, 2013 and September 30, 2013.
At September 30, 2014, the Company had loans rated substandard that were on a performing status totaling $3.6 million, compared to $4.0 million at December 31, 2013. In management's view, substandard loans represent a higher degree of risk of becoming nonperforming loans in the future. The Company’s management is focused on the impact that the prolonged weak economy may have on its borrowers and closely monitors industry and geographic concentrations for evidence of financial problems. Improvement in local economic indicators has been identified over the past year. The unemployment rate has stabilized in Vermont and was at a 4.4% level for September 2014 compared to 4.6% for September 2013. New Hampshire was 4.3% for September 2014 compared to 5.0% for September 2013. These rates compare favorably with the nationwide unemployment rate at 5.9% and 7.3% for the comparable periods. Management will continue to monitor the national, regional and local economic environment and its impact on unemployment, business failures and real estate values in the Company’s market area.

Union Bankshares, Inc. Page 40

Vermont and New Hampshire continue to have lower residential mortgage foreclosure rates than the average in the U.S. On occasion, the Company acquires residential or commercial real estate properties through or in lieu of loan foreclosure. These properties are held for sale and are initially recorded as OREO at fair value less estimated selling costs at the date of the Company’s acquisition of the property, with fair value based on an appraisal for more significant properties and on a broker’s price opinion for less significant properties. Holding costs and declines in the fair value of properties acquired are expensed as incurred. Declines in the fair value after acquisition of the property result in charges against income before tax. There were no such declines for the the three months ended September 30, 2014 and 2013, or the nine months ended September 30, 2014, compared to a $36 thousand decline for the nine months ended September 30, 2013. The Company evaluates each OREO property at least quarterly for changes in the fair value. The Company had three residential properties totaling $320 thousand classified as OREO at September 30, 2014 and five residential properties totaling $559 thousand at December 31, 2013. There was a $54 thousand allowance for losses on OREO at September 30, 2014 and a $104 thousand allowance at December 31, 2013, which was netted out of the above values.
Further softening in the local real estate market would make it more difficult for the Company to recover all principal and related costs for OREO properties.
Allowance for Loan Losses. Some of the Company’s loan customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge off a portion or all of the remaining principal balance due. The Company maintains an ALL to absorb such losses. The ALL is maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio; however, actual loan losses may vary from current estimates. The Company's policy and methodologies for establishing the ALL, described in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, did not change during the first nine months of 2014.
Impaired loans, including $1.7 million of TDR loans, were $4.8 million at September 30, 2014, with government guaranties of $244 thousand and a specific reserve amount allocated of $210 thousand, which is estimated by management to represent the Company’s loss exposure with respect to such loans as of such date. Impaired loans, including $1.2 million of TDR loans, at December 31, 2013 were $5.5 million, with government guaranties of $669 thousand and a specific reserve amount allocated of $337 thousand as of such date. The decrease of $741 thousand, or 13.5%, in impaired loans was primarily related to one commercial real estate loan that was upgraded to satisfactory/monitor status that had been classified impaired at December 31, 2013. Based on management's evaluation of the Company's historical loss experience on substandard commercial loans, commercial loans with balances greater than $500 thousand was established as the threshold for individual impairment evaluation with a specific reserve allocated when warranted. Commercial loans with balances under this threshold are collectively evaluated for impairment as a homogeneous pool of loans, unless such loans are subject to a restructuring agreement or have been identified as impaired as part of a larger customer relationship. The specific reserve amount allocated to individually identified impaired loans decreased $127 thousand as a result of the September 30, 2014 impairment evaluation.
The following table reflects activity in the ALL for the three and nine months ended September 30, 2014 and 2013:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$4,610	$4,752	$4,647	$4,657
Charge-offs	(12)	(90)	(219)	(156)
Recoveries	10	16	30	42
Net charge-offs	(2)	(74)	(189)	(114)
Provision for loan losses	150	95	300	230
Balance at end of period	$4,758	$4,773	$4,758	$4,773

Union Bankshares, Inc. Page 41

The following table (net of loans held for sale) shows the internal breakdown by risk component of the Company's ALL and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

	September 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$1,339	33.6	$1,251	34.6
Construction real estate	436	7.4	390	6.7
Commercial real estate	2,461	43.0	2,644	45.7
Commercial	193	4.5	163	4.4
Consumer	22	1.0	23	1.2
Municipal	52	10.5	35	7.4
Unallocated	255	—	141	—
Total	$4,758	100.0	$4,647	100.0

Notwithstanding the categories shown in the table above, all funds in the ALL are available to absorb loan losses in the portfolio, regardless of loan category or specific allocation.

There were no changes to the reserve factors assigned to any of the loan portfolios based on the qualitative factor reviews performed during the first nine months of 2014. Management of the Company believes, in its best estimate, that the ALL at September 30, 2014 is appropriate to cover probable credit losses inherent in the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the ALL at September 30, 2014. In addition, our banking regulators, as an integral part of their examination process, periodically review our ALL. Such agencies may require us to recognize adjustments to the ALL based on their judgments about information available to them at the time of their examination. A large adjustment to the ALL for losses in future periods may require increased provisions to replenish the ALL, which could negatively affect earnings. While the Company recognizes that economic slowdowns or financial and credit market turmoil may adversely impact its borrowers' financial performance and ultimately their ability to repay their loans, management continues to be cautiously optimistic about the collectability of the Company's loan portfolio.

Investment Activities. At September 30, 2014, investment securities classified as AFS totaled $43.8 million and securities classified as HTM totaled $9.6 million, combined comprising 8.9% of assets. Total investment securities increased $7.9 million, or 17.4%, from $45.5 million, or 7.8% of total assets at December 31, 2013. There was $5.7 million of investment securities pledged to secure various public deposits or customer repurchase agreements as of September 30, 2014, compared to $3.3 million at December 31, 2013. Net unrealized losses for the Company’s AFS investment securities portfolio were $2 thousand as of September 30, 2014, compared to net unrealized losses of $778 thousand as of December 31, 2013. Net unrealized losses of $1 thousand, net of income tax effect, were reflected in the Company’s accumulated OCI component of stockholders’ equity at September 30, 2014. Net unrealized losses in the Company's HTM investment securities portfolio were $313 thousand at September 30, 2014 compared to net unrealized losses of $849 thousand at December 31, 2013. No declines in value were deemed by management to be OTT at September 30, 2014. Deterioration in credit quality and/or imbalances in liquidity that may exist in the financial marketplace might adversely affect the fair values of the Company’s investment portfolio and the amount of gains or losses ultimately realized on the sale of such securities, and may also increase the potential that certain resulting unrealized losses will be designated as OTT in future periods, resulting in write-downs and charges to earnings.

Union Bankshares, Inc. Page 42

Deposits. The following table shows information concerning the Company's average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the nine months ended September 30, 2014 and year ended December 31, 2013:

	Nine Months Ended September 30, 2014			Year ended December 31, 2013
	Average Amount	Percent of Total Deposits	Average Rate	Average Amount	Percent of Total Deposits	Average Rate
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$85,551	16.5	—	$83,744	16.7	—
Interest bearing checking accounts	105,484	20.4	0.08%	94,213	18.7	0.09%
Money market accounts	102,037	19.7	0.20%	101,581	20.2	0.24%
Savings accounts	78,620	15.2	0.14%	73,099	14.5	0.14%
Total nontime deposits	371,692	71.8	0.11%	352,637	70.1	0.12%
Time deposits:
Less than $100,000	71,229	13.7	0.75%	76,195	15.1	0.89%
$100,000 and over	75,388	14.5	1.10%	74,302	14.8	1.12%
Total time deposits	146,617	28.2	0.93%	150,497	29.9	1.00%
Total deposits	$518,309	100.0	0.34%	$503,134	100.0	0.39%
The Company participates in CDARS, which permits the Company to offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants. Participants may also purchase deposits through CDARS. There were $10.8 million of time deposits of $250,000 or less on the balance sheet at September 30, 2014 and $7.1 million at December 31, 2013, which were exchanged with other CDARS participants and are therefore considered for certain regulatory purposes to be “brokered” deposits. The Company also participates in the ICS program, a service through which Union can offer its customers a savings product with access to unlimited FDIC insurance, while receiving reciprocal deposits from other banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of savings deposits through ICS provides full deposit insurance coverage for the customer, thereby helping Union retain the full amount of the deposit on its balance sheet. There were $2.2 million in ICS money market deposits on the balance sheet at September 30, 2014 and $2.3 million at December 31, 2013. None of the Company’s CDARS or ICS deposits, as of the respective balance sheet dates, represented purchased deposits, as all such deposits were matched dollar for dollar with Union’s customer deposits which were placed in other participating financial institutions, in order to provide our customers with full FDIC insurance coverage for their deposit balances.

The following table provides a maturity distribution of the Company’s time deposits in amounts of $100,000 and over at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Within 3 months	$8,252	$7,942
3 to 6 months	6,268	47,903
6 to 12 months	39,934	16,405
Over 12 months	17,119	16,614
	$71,573	$88,864
In total, the Company’s time deposits in amounts of $100 thousand and over decreased $17.3 million, or 19.5%, between December 31, 2013 and September 30, 2014, and the average total balance increased from $74.3 million to $75.4 million. There was a change in each of the maturity time frames, especially the 3 to 6 months and 6 to 12 months categories. In Vermont, the fiscal year ends on June 30 for the majority of municipalities and school districts, with most of their time deposits maturing on that date, causing the majority of the swing between time periods.

During the first nine months of 2014, average total deposits grew $15.2 million, or 3.0%, compared to the year ended December 31, 2013, with growth in all categories except time deposits less than $100 thousand. Time deposits have trended towards short duration or migrated to nontime deposits because of the low interest rate environment and the perceived customer desire to be in a position to redeploy funds should there be a rise in interest rates, evidenced by the fact that time deposits at September 30, 2014 decreased $22.5 million, or 13.9%, from December 31, 2013.

Union Bankshares, Inc. Page 43

A provision of the Dodd-Frank Act permanently raised FDIC deposit insurance coverage to $250 thousand per depositor per insured depository institution for each account ownership category. At September 30, 2014, the Company had deposit accounts with less than $250 thousand totaling $379.7 million, or 71.5% of its deposits, with FDIC insurance protection. An additional $26.2 million of municipal deposits were over the FDIC insurance coverage limit at September 30, 2014 and were collateralized by Union under applicable state regulations by investment securities or loans.

Borrowings. Total borrowed funds at September 30, 2014 were $14.9 million compared to $13.2 million at December 31, 2013, a net increase of $1.7 million, or 13.0%. The FHLB option advance borrowings were $13.3 million at September 30, 2014, at a weighted average rate of 2.32%, and $11.8 million at December 31, 2013, at a weighted average rate of 3.33%. The increase in option advance borrowings reflects a $5 million one year bullet advance at 0.33% taken during the second quarter of 2014 for liquidity purposes, partially offset by the prepayments, during the third quarter of 2014, of a $1.3 million amortizing advance with an interest rate of 5.52% that did not mature until 2026 and a $2.0 million bullet advance with an interest rate of 0.99% that did not mature until 2017, as well as scheduled monthly payments of $253 thousand on long-term FHLB amortizing advances. In addition, the Company had overnight secured customer repurchase agreement sweeps at September 30, 2014 of $1.6 million, at a weighted average rate of 0.25%, compared to $1.4 million, at a weighted average rate of 0.24% at December 31, 2013, an increase of $241 thousand, or 17.3%. The volume of the overnight secured customer repurchase agreement sweeps is volatile and is a function of the customer's cash flow needs. The Company had no federal funds purchased or advances on its repurchase agreement line or at the Federal Reserve discount window at either September 30, 2014 or December 31, 2013.

OTHER FINANCIAL CONSIDERATIONS

Market Risk and Interest Rate Risk. Market risk is the potential of loss in a financial instrument arising from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices, and equity prices. As of September 30, 2014, the Company did not have any market risk sensitive instruments acquired for trading purposes. The Company’s market risk arises primarily from interest rate risk inherent in its lending, investing, deposit taking and borrowing activities. Management of interest rate risk is an important component of our asset and liability management process, which is governed by established policies that are reviewed and approved annually. Our investment policy details the types of securities that may be purchased, and establishes portfolio limits and maturity limits for the various sectors. Our investment policy also establishes specific investment quality limits. The ALCO develops guidelines and strategies impacting our asset and liability management-related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. Members of the ALCO also manage the investment portfolio to maximize net interest income while mitigating market and interest rate risk.

Interest rate risk arises naturally from imbalances in repricing, maturity and cash flow characteristics of our assets and liabilities. The ALCO takes into consideration the cash flow and repricing attributes of balance sheet and off-balance sheet items and their relation to possible changes in interest rates. The ALCO manages interest rate exposure primarily by using on-balance sheet strategies, generally accomplished through the management of the duration, rate sensitivity and average lives of our various investments, and by extending or shortening maturities of borrowed funds, as well as carefully managing and monitoring the maturities and pricing of loans and deposits.

An outside consultant is utilized to perform rate shocks of our balance sheet to assess our risk to earnings in different interest rate environments, and to perform a variety of other analyses. The consultant’s most recent analysis was as of September 30, 2014. The base simulation assumed no changes in rates, as well as 200 and 300 basis point rising interest rate scenarios which assume a parallel shift of the yield curve over a one-year period, and no growth assumptions. A summary of the results is as follows:

•
Current/Flat Rates: If rates remain at current levels net interest income is projected to trend downward for the entire simulation as asset yields will continue to erode while funding costs provide little to no relief.

•
Rising Rates: Higher rates indicate positive results under all scenarios. Under the rising rate scenarios if rates rise in a parallel fashion, net interest income is projected to increase throughout the simulation as asset yields will reset in the higher rate environment and funding cost increases will lag.

Union Bankshares, Inc. Page 44

The net interest income simulation as of September 30, 2014 showed that the change in net interest income for the next 12 months from our expected or “most likely” forecast was as follows:

Rate Change	Percent Change in Net Interest Income Limit	Percent Change in Net Interest Income
Up 300 basis points	(21.00)%	19.07%
Up 200 basis points	(14.00)%	12.24%

The preceding sensitivity analysis does not represent our forecast and should not be relied upon as being indicative of expected operating results. These estimates are based upon numerous assumptions including, among others, the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit run-off rates, pricing decisions on loans and deposits and reinvestment/replacement of asset and liability cash flows. While assumptions are developed based upon current economic and local market conditions, we cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.
The model used to perform the base case balance sheet simulation assumes a parallel shift of the yield curve over twelve months and reprices every interest earning asset and interest bearing liability on our balance sheet, simultaneously. The use of pricing betas help simulate the expected pricing behavior regarding non-maturing deposits, limiting the rate increases that occur when market rates rise. A historic analysis of the bank's prepayment history was performed and the results were used as a basis for future prepayment expectations. Investment securities with call provisions are examined on an individual basis to estimate the likelihood of a call.
As market conditions vary from those assumed in the sensitivity analysis, actual results will likely differ due to: the varying impact of changes in the balances and mix of loans and deposits differing from those assumed, the impact of possible off balance sheet commitments, and other internal/external variables. Furthermore, the sensitivity analysis does not reflect all actions that the ALCO might take in responding to or anticipating changes in interest rates.

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

Union Bankshares, Inc. Page 45

The following table details the contractual or notional amount of financial instruments that represented credit risk at the dates indicated:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Commitments to originate loans	$17,951	$25,292
Unused lines of credit	61,422	58,283
Standby and commercial letters of credit	2,033	1,633
Credit card arrangements	1,217	1,151
FHLB Mortgage Partnership Finance credit enhancement obligation, net	498	461
Commitment to purchase investment in a real estate limited partnership	505	505
Total	$83,626	$87,325
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
The Company did not hold or issue derivative or hedging instruments during the nine month period ended September 30, 2014.
The Company’s subsidiary bank is required (as are all banks) to maintain vault cash or a noninterest bearing reserve balance as established by Federal Reserve regulations. The Bank’s average total required reserve for the 14 day maintenance period including September 30, 2014 was $801 thousand and for December 31, 2013 was $652 thousand, both of which were satisfied by vault cash.

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

Union Bankshares, Inc. Page 46

The following table shows the Company's rate sensitivity analysis as of September 30, 2014:

	Repriced within
	3 Months or Less	4 to 12 Months	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
	(Dollars in thousands, by repricing date)
Interest sensitive assets:
Overnight deposits	$19,531	$—	$—	$—	$—	$19,531
Interest bearing deposits in banks	1,801	2,836	3,887	2,750	838	12,112
Investment securities (1)(3)	10,890	4,475	8,260	9,826	19,555	53,006
Nonmarketable securities	—	—	—	—	2,053	2,053
Loans and loans held for sale (2)(3)	179,533	111,203	70,088	73,786	52,756	487,366
Total interest sensitive assets	$211,755	$118,514	$82,235	$86,362	$75,202	$574,068
Interest sensitive liabilities:
Time deposits	$19,827	$74,061	$37,648	$7,454	$—	$138,990
Money markets	25,425	—	—	—	76,771	102,196
Regular savings	15,095	—	—	—	64,736	79,831
Interest bearing checking	50,284	—	—	—	65,133	115,417
Borrowed funds	1,703	5,221	3,181	4,835	—	14,940
Total interest sensitive liabilities	$112,334	$79,282	$40,829	$12,289	$206,640	$451,374
Net interest rate sensitivity gap	$99,421	$39,232	$41,406	$74,073	$(131,438)	$122,694
Cumulative net interest rate sensitivity gap	$99,421	$138,653	$180,059	$254,132	$122,694
Cumulative net interest rate sensitivity gap as a percentage of total assets	16.5%	23.0%	29.9%	42.2%	20.4%
Cumulative net interest rate sensitivity gap as a percentage of total interest sensitive assets	17.3%	24.2%	31.4%	44.3%	21.4%
Cumulative net interest rate sensitivity gap as a percentage of total interest sensitive liabilities	22.0%	30.7%	39.9%	56.3%	27.2%
____________________

(1)	Investment securities exclude marketable equity securities and mutual funds shares with a fair value of $94 thousand and $320 thousand, respectively, that may be sold by the Company at any time.

(2)	Balances shown include deferred unamortized loan costs of $295 thousand.

(3)	Estimated repayment assumptions considered in Asset/Liability model.

Liquidity. Liquidity is a measurement of the Company’s ability to meet potential cash requirements, including ongoing commitments to fund deposit withdrawals, repay borrowings, fund investment and lending activities, and for other general business purposes. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. The Company’s principal sources of funds are deposits; amortization, prepayment and maturity of loans, investment securities, interest bearing deposits and other short-term investments; sales of securities and loans AFS; earnings; and funds provided from operations. Contractual principal repayments on loans are a relatively predictable source of funds, however, deposit flows and loan and investment prepayments can be significantly influenced by market interest rates, economic conditions, and rates offered by our competitors. Managing liquidity risk is essential to maintaining both depositor confidence and earnings stability

As of September 30, 2014, Union, as a member of FHLB, had access to unused lines of credit up to $13.8 million over and above the $13.3 million term advances already drawn. These lines can be used for either short-or-long-term liquidity or other needs. In addition to its borrowing arrangements with the FHLB, Union maintains two pre-approved Federal Funds lines of credit totaling $12.0 million with two upstream correspondent banks, a $15.0 million repurchase agreement line of credit and access to the Federal Reserve discount window, which would require pledging of qualified assets. There were no outstanding advances on the federal funds or repurchase agreement lines or at the discount window at September 30, 2014.

Union's investment and residential loan portfolios provide a significant amount of contingent liquidity that could be accessed in a reasonable time period through sales of those portfolios. We also have additional contingent liquidity sources with access to the brokered deposit market, a repurchase agreement line, and the FRB discount window. These sources are considered as liquidity alternatives in our contingent liquidity plan. Management believes the Company has sufficient liquidity to meet all reasonable

Union Bankshares, Inc. Page 47

borrower, depositor, and creditor needs in the present economic environment. However, any projections of future cash needs and flows are subject to substantial uncertainty, including factors outside the Company's control.

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

As of September 30, 2014, the Company and its subsidiary continue to be considered well capitalized under the capital adequacy requirements to which they are currently subject. The Company has evaluated its capital adequacy at September 30, 2014 on a pro forma basis under the recently adopted (but not yet effective) BASEL III requirements and would be considered well capitalized under such requirements.

The total dollar value of the Company’s stockholders’ equity at September 30, 2014 of $52.7 million has increased $2.9 million from $49.8 million at December 31, 2013, reflecting net income of $5.8 million for the first nine months of 2014, an increase of $16 thousand from stock based compensation, an increase of $39 thousand due to the issuance of 2,010 shares of common stock resulting from the exercise of incentive stock options, and an increase of $512 thousand in accumulated OCI. These increases were partially offset by cash dividends paid of $3.5 million and stock repurchases of $45 thousand during the nine months ended September 30, 2014.

Union Bankshares, Inc. has 7,500,000 shares of $2.00 par value common stock authorized. As of September 30, 2014, the Company had 4,929,296 shares issued, of which 4,458,430 were outstanding and 470,866 were held in treasury.

In January 2014, the Company's Board reauthorized a limited stock repurchase program initially adopted in May 2010, which permits the repurchase of up to 2,500 shares of the Company's common stock each calendar quarter in open market purchases or privately negotiated transactions, as management deems advisable and as market conditions warrant. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase authorization expires on December 31, 2014, unless reauthorized. The Company repurchased 1,939 shares during the first nine months of 2014 pursuant to that authorization, at a total cost of $45 thousand.

The Company reserved 50,000 shares of common stock for issuance under the 2008 ISO Plan. During the nine months ended September 30, 2014, there were no options granted under the 2008 ISO Plan and there were 2,010 shares issued from the exercise of stock options previously granted under such plan. The stock issued upon exercise of options granted under the 2008 ISO Plan consists of authorized but unissued shares of the Company's common stock and/or shares held in treasury. As of September 30, 2014, there were employee incentive stock options outstanding and exercisable under this plan with respect to 3,000 shares of common stock and unvested stock options with respect to an additional 4,500 shares that were granted in the fourth quarter of 2013 that will become exercisable in the fourth quarter of 2014. All exercisable options were “in the money” at September 30, 2014. Unrecognized compensation cost related to the unvested stock options as of September 30, 2014 was $4 thousand.

Effective May 21, 2014 upon approval by the stockholders, the Company adopted the 2014 Equity Plan, which replaced the 2008 ISO Plan. Under the 2014 Equity Plan, 50,000 shares of the Company’s common stock (including approximately 25,000 unused shares from the 2008 ISO Plan) are available for equity awards of incentive stock options, nonqualified stock options, restricted stock and restricted stock units to eligible officers and (except for awards of incentive stock options) nonemployee directors. Shares available for issuance of awards under the 2014 Equity Plan consist of unissued shares of the Company’s common stock and/or shares held in treasury. No awards have yet been made under the plan.

Union Bankshares, Inc. and Union are subject to various regulatory capital requirements administered by the federal banking agencies. Management believes that as of September 30, 2014, both companies met all capital adequacy requirements to which they are subject. As of September 30, 2014, the most recent calculation date, Union was categorized as well capitalized under the regulatory framework for prompt corrective action. The prompt corrective action capital category framework applies to FDIC insured depository institutions such as Union but does not apply directly to bank holding companies such as the Company. To be categorized as well capitalized, Union must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. As a bank holding company, the Company is subject to substantially similar capital adequacy requirements of the FRB. There were no conditions or events between September 30, 2014 and the date of this report that management believes have changed either company’s regulatory capital category.

Union Bankshares, Inc. Page 48

	Actual		Minimum For Capital Requirements		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk weighted assets
Union	$53,091	13.72%	$30,957	8.00%	$38,696	10.00%
Company	53,486	13.78%	31,051	8.00%	N/A	N/A
Tier I capital to risk weighted assets
Union	$48,326	12.48%	$15,489	4.00%	$23,234	6.00%
Company	48,721	12.55%	15,529	4.00%	N/A	N/A
Tier I capital to average assets
Union	$48,326	8.19%	$23,602	4.00%	$29,503	5.00%
Company	48,721	8.21%	23,737	4.00%	N/A	N/A
The total risk based capital ratio for the Company was 13.78% at September 30, 2014 and 13.28% at December 31, 2013.

The Company remains focused on achieving its goals of long-term growth and an above-average shareholder return, while maintaining a strong capital position. Management is aware of the particular importance in today’s uncertain economic environment of maintaining strong capital reserves and planning for future capital needs, including those required by the final Basel III capital standards.

A quarterly cash dividend of $0.26 per share was declared to stockholders of record on October 25, 2014, payable November 6, 2014. Dividends for each of the three previous quarters were $.26 per share.

Regulatory Matters. The Company and Union are subject to periodic examinations by the various regulatory agencies. These examinations include, but are not limited to, procedures designed to review lending practices, risk management, credit quality, liquidity, compliance and capital adequacy. The Company's 2011 corporate tax return was audited by the IRS during 2013. There was no material adjustment to the Company's tax liability as a result of the audit. During 2014, the FDIC performed a regular safety and soundness exam, and during 2013, the Vermont Department of Financial Regulation, FDIC (compliance) and FRB, performed their regular, periodic regulatory examinations of Union. No comments were received that would have a material adverse effect on the Company’s or Union’s liquidity, financial position, capital resources, or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Information called for by this item is incorporated by reference in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption OTHER FINANCIAL CONSIDERATIONS on pages 44-49.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2014. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.

Changes in Internal Controls over Financial Reporting. There was no change in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Union Bankshares, Inc. Page 49

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2014, the Company did not issue any unregistered equity securities.

The following table summarizes repurchases of the Company's equity securities made during the quarter ended September 30, 2014:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Program
July 2014	37	$25.00	37	2,463
August 2014	—	—	—	2,463
September 2014	87	$24.00	87	—
__________________

(1)
All repurchases shown in the table were made pursuant to an informal stock repurchase program initially adopted on May 19, 2010 under which the Company may repurchase up to 2,500 shares of its common stock each calendar quarter, in open market or privately negotiated transactions. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The program was reauthorized most recently in January 2014 and will expire on December 31, 2014, unless reauthorized.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the third quarters and nine months ended September 30, 2014 and 2013, (iii) the unaudited consolidated statements of comprehensive income for the third quarters and nine months ended September 30, 2014 and 2013, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

Union Bankshares, Inc.

November 12, 2014	/s/ David S. Silverman
David S. Silverman
Director, President and Chief Executive Officer

November 12, 2014	/s/ Karyn J. Hale
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the third quarters and nine months ended September 30, 2014 and 2013, (iii) the unaudited consolidated statements of comprehensive income for the third quarters and nine months ended September 30, 2014 and 2013, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

____________________

*
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Union Bankshares, Inc. Page 51