Form 10-K
period 2014-12-31
UNION BANKSHARES INC
filed 2015-03-13
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2014	Commission file number	001-15985
UNION BANKSHARES, INC.

VERMONT	03-0283552
P.O. BOX 667
20 LOWER MAIN STREET
MORRISVILLE, VT 05661-0667
Registrant's telephone number:   802-888-6600
Former name, former address and former fiscal year, if changed since last report: Not applicable
Securities registered pursuant to section 12(b) of the Act:

Common Stock, $2.00 par value	The NASDAQ Stock Market LLC
(Title of class)	(Exchanges registered on)
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
Yes [X ]    No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” ”accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ] No [X]
The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2014 was $80,343,377 based on the closing price on the NASDAQ Stock Market LLC on such date of $24.89 per share. For purposes of this calculation, all directors, executive officers, and named executives of the Registrant are assumed to be affiliates. Such assumption, however, shall not be deemed to be an admission of such status as to any such individual.

DOCUMENTS INCORPORATED BY REFERENCE
Specifically designated portions of the following documents are incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

Document	Part
Proxy Statement for the 2015 Annual Meeting of Shareholders	III

UNION BANKSHARES, INC.

____________________

(a)
The information required by Part III Items 10, 11, 12, 13 and 14 is incorporated herein by reference, in whole or in part, from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 20, 2015. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to specifically incorporate by reference the information referred to in Items 407(d)(1)-(3) and 407(e)(5) of Regulation S-K.

PART I

Item 1.     Description of Business

Certain Definitions: Capitalized terms used in the following discussion and not otherwise defined below have the meanings assigned to them in Note 1 to the Company's audited consolidated financial statements contained in Part II, item 8, page 48 of this Annual Report.

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

The Company's business is that of a community bank in the financial services industry. The Company has one definable business segment, Union Bank, which provides full retail, commercial, municipal banking, and asset management and trust services throughout its 17 banking offices, two loan centers, and several ATMs covering northern Vermont and New Hampshire. Also, many of Union's services are provided via the telephone, mobile devices, and through its website, www.ublocal.com. Union seeks to make a profit for the Company while providing quality retail banking services to individuals and commercial banking services to small and medium sized corporations, partnerships, and sole proprietorships, as well as nonprofit organizations, local municipalities and school districts within its market area.

The Company's income is derived principally from interest and fees on loans and earnings on other investments. Its primary expenses arise from interest paid on deposits and borrowings, salaries and wages, health insurance and other employee benefits and other general overhead expenses. Our profitability depends primarily on net interest income, which is the difference between interest and dividend income on interest-earning assets and interest expense on interest-bearing liabilities. Interest-earning assets include loans, investment securities, and interest-earning deposits in banks. Interest-bearing liabilities primarily include customer deposit accounts and borrowings. Net interest income is dependent upon the level of interest rates and the extent to which such rates change, as well as changes in the volume of various categories of assets and liabilities. Our profitability is also dependent on the level of noninterest income (primarily gains on sale of real estate loans and service fees), provision for loan losses, noninterest expenses and income taxes. Our operations and profitability are subject to changes in interest rates, applicable statutes and regulations, general economic conditions, the competitive environment, as well as other factors beyond our control.

Employees: The Company itself does not have any paid employees. As of December 31, 2014, Union employed 186 full time equivalent employees. Union employees are not represented by any collective bargaining group. Union maintains comprehensive employee benefit programs for its employees, including medical and dental insurance, long-term and short-term disability insurance, life insurance, and a 401(k) plan. Management considers its employee relations to be good.

Description of Services: Services or products offered to our customers include, but are not limited to, the following:

•	Commercial loans for business purposes to business owners and investors for plant and equipment, working capital, real estate renovation and other sound business purposes;

•	Commercial real estate loans on income producing properties, including commercial construction loans;

•	SBA guaranteed loans;

•	Residential construction and mortgage loans;

•	Online cash management services, including account reconciliation, credit card depository, Automated Clearing House origination, wire transfers and night depository;

•	Merchant credit card services for the deposit and immediate credit of sales drafts,

•	Remote deposit capture for merchants;

•	Online mortgage applications;

•	Business checking accounts;

•	Standby letters of credit, bank checks or money orders, and safe deposit boxes;

•	ATM services;

•	Debit MasterCard and ATM cards;

•	Telephone, Internet, and mobile banking services, including bill pay;

•	Home improvement loans and overdraft checking privileges against preauthorized lines of credit;

•	Retail depository services including personal checking accounts, NOW accounts, savings accounts, money market accounts, certificates of deposit, IRA/SEP/KEOGH accounts and Health Savings accounts;

•	Customer repurchase agreement sweeps; and

•	Asset management and trust services to individuals and organizations.

Consistent with the objective of the Company to serve the needs of individuals, businesses and others within the communities served, the Company seeks to concentrate its assets in loans. For the year ended December 31, 2014, the Company's rate of average loans to average deposits was 91.3%. To be consistent with the requirements of prudent banking practices, adequate levels of assets are invested in high-grade securities, FDIC insured certificates of deposits, or other prudent investment alternatives such as company-owned life insurance or investments in real estate limited partnerships for affordable housing. Deposits are the primary source of funds for use in lending, investing and for other general operating purposes. In addition we obtain funds from principal repayments, sales and prepayments of loans, securities and FDIC insured certificates of deposit. Other funding sources may include brokered deposits purchased through CDARS or other brokerage accounts, borrowings from the FHLB, correspondent banks or the Federal Reserve discount window or utilization of a repurchase agreement line with a brokerage firm.

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

The Company, through Union's Asset Management Group division, competes for personal and institutional asset management and trust business with trust companies, commercial banks having trust departments, investment advisory firms, brokerage firms, mutual funds and insurance companies.

Regulation and Supervision
General
As a bank holding company registered under the BHCA, the Company is subject to regulation and supervision by the Board of Governors of the FRB. As a state chartered commercial bank, Union Bank is subject to the regulation and supervision by the FDIC and the DFR. The regulatory framework is intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole, and not for the protection of security holders. This regulation and supervision establishes a comprehensive framework of activities in which a bank holding company or a bank can engage. The prior approval of the FDIC and DFR is required, among other things, for Union to establish or relocate a branch office, assume deposits or engage in any merger, consolidation, purchase or sale of all or substantially all of the assets of any bank. This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to classification of assets and establishment of adequate credit loss reserves for regulatory purposes. To the extent that this information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions.

The Company is also under the jurisdiction of the SEC for matters relating to the offer and sale of its securities as well as investor reporting requirements. The Company is subject to restrictions, reporting requirements, and review procedures under federal securities laws and regulations. The Company's common stock is listed on NASDAQ under the trading symbol “UNB” and accordingly, the Company is subject to the rules of NASDAQ for listed companies.
Financial Regulatory Reform Legislation
The Dodd-Frank Act. The Dodd-Frank Act comprehensively reformed the regulation of financial institutions, products and services. Among other things, the Dodd-Frank Act:

•	granted the FRB increased supervisory authority and codified the source of strength doctrine,

•	provided new capital standards applicable to the Company,

•	modified the scope and costs associated with deposit insurance coverage

•	permitted well capitalized and well managed banks to acquire other banks in any state subject to certain deposit concentration limits and other conditions,

•	permitted the payment of interest on business demand deposit accounts

•	established the CFPB,

•	established new minimum mortgage underwriting standards for residential mortgages,

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

While this legislation is focused principally on changes to the financial regulatory system, several corporate governance, disclosure and compensation provisions of the Dodd-Frank Act target public companies.  The corporate governance, disclosure and compensation provisions include:

•
A requirement that public companies solicit an advisory vote on executive compensation ("Say-on-Pay"), an advisory vote on the frequency of Say-on-Pay votes and, in the event of a merger or other extraordinary transaction, an advisory vote on certain "golden parachute" payments.  This provision became applicable for Union Bankshares in 2013.  At the 2013 annual meeting, the shareholders approved an advisory vote on the Company’s executive compensation and a three year frequency for future advisory votes,

•	Requirements that the SEC adopt rules directing the securities exchanges to adopt listing standards with respect to compensation committee independence and the use of consultants,

•
Provisions calling for the SEC to adopt expanded disclosure in the annual proxy statement and other filings, particularly in the area of executive compensation, such as disclosure of pay versus performance, the ratio of CEO pay to the pay of a median employee and policies with regard to hedging transactions conducted by employees and directors,

•
Provisions that will require the adoption or revision of certain other policies, such as compensation recovery policies providing for the recovery of executive compensation in the event of a financial restatement,

•	A provision clarifying the SEC's authority to adopt rules requiring issuers to include in the proxy solicitations shareholder nominations for directors.
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

For the year ended December 31, 2014, the Bank's total FDIC insurance assessment expense was $348 thousand compared to $306 thousand for the year ended December 31, 2013. The increase in expense was attributable to growth in net assets for the franchise.

Brokered Deposits. The FDICIA restricts the ability of an FDIC insured bank to accept brokered deposits unless it is a well capitalized institution under FDICIA's prompt corrective action guidelines. Union accepts brokered time and money market deposits through its membership with the Promontory Interfinancial Network in CDARS and ICS, respectively.

Community Reinvestment Act ("CRA"). Union is subject to the federal CRA, which requires banks to demonstrate their commitment to serving the credit needs of low and moderate income residents of their communities. Union participates in a variety of direct and indirect lending programs and other investments for the benefit of low and moderate income residents in its local communities. The FDIC conducts examinations of insured banks' compliance with CRA requirements and rates institutions as "Outstanding," "Satisfactory," "Needs to Improve," and "Substantial NonCompliance." Failure of an institution to receive at least a "Satisfactory" CRA rating could adversely affect its ability to undertake certain activities, such as branching and acquisitions of other financial institutions, which require regulatory approval based, in part, on the institution's record of CRA compliance. In addition, failure of a bank subsidiary to receive at least a "Satisfactory" rating would disqualify a bank holding company from eligibility to become or remain a financial holding company under the GLBA. At its 2013 CRA compliance examination by the FDIC, Union again received a rating of “Outstanding.”

Federal Reserve Board Policies and Reserve Requirements. The monetary policies and regulations of the FRB have had a significant effect on the operating results of banks in the past and are expected to continue to do so in the future. FRB policies affect the levels of bank earnings on loans and investments and the levels of interest paid on bank deposits and borrowings through the Federal Reserve System's open-market operations in United States government securities, regulation of the discount rate and terms on bank borrowings from Federal Reserve Banks and regulation of nonearning reserve requirements. Regulation D promulgated by the FRB requires all depository institutions to maintain reserves against their transaction accounts (generally, demand deposits, NOW accounts and certain other types of accounts that permit payments or transfers to third parties) and nonpersonal nontime deposits (generally, money market deposit accounts or other savings deposits held by corporations or other depositors that are not natural persons, and certain types of time deposits), subject to certain exemptions. As of December 31, 2014, Union's reserve requirement was approximately $738 thousand which was satisfied by vault cash.

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
Capital Adequacy and Safety and Soundness
Capital Adequacy Guidelines. The FRB, the FDIC and other federal banking regulators have issued substantially similar risk based and leverage capital guidelines for United States banking organizations. Those regulatory agencies are also authorized to require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The FRB's risk based capital guidelines, as in effect during 2014 and prior years, defined a three-tier capital framework and specify three relevant capital ratios: Tier 1 Capital Ratio, a Total Capital Ratio and a Leverage Ratio. Tier 1 Capital consists of common and qualifying preferred shareholders' equity, plus or minus goodwill, core deposit intangible and certain other intangibles and adjustments. Certain hybrid securities, such as trust preferred securities, issued after May 19, 2010, do not count as Tier 1 capital. The Company has not issued any trust preferred or other hybrid securities. The remainder (Tier 2 and Tier 3 Capital) consists of subordinate and other qualifying debt, preferred stock that does not qualify as Tier 1 Capital, and the allowance for credit losses up to 1.25% of risk weighted assets. The sum of Tier 1, Tier 2 and Tier 3 Capital, less investments in unconsolidated subsidiaries, represents qualifying “Total Capital,” at least 50% of which must consist of Tier 1 Capital. Risk based capital ratios are calculated by dividing Tier 1 Capital and Total Capital by risk weighted assets. Assets and off-balance-sheet exposures are assigned to one of four categories or risk weights, based primarily on relative credit risk. The minimum Tier 1 Capital Ratio is 4% and the minimum Total Capital Ratio is 8%. The Leverage Ratio is determined by dividing Tier 1 Capital by adjusted average total assets. Although the minimum Leverage Ratio is 3%, most banking organizations (including the Company) are required to maintain Leverage Ratios of at least 4%. The Dodd-Frank Act requires the FRB to establish minimum risk based capital requirements that may not be lower than those in effect on July 21, 2010. Please refer to Note 21(Regulatory Capital Requirements) to the Company's audited consolidated financial statements contained in Item 8 of this annual report on Form 10-K for the capital ratios for the Company and Union as of December 31, 2014 and December 31, 2013.

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

Effective January 1, 2015, the FDIC and other federal bank regulatory agencies have revised the leverage and risk-based capital requirements applicable to the Company and Union and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new Common equity Tier 1 capital ratio with a minimum requirement of 4.5%, increases the minimum Tier 1 risk based ratio from 4.0% to 6.0%, and assigns a higher risk weight of 150% to exposures that are more than 90 days past due or in nonaccrual status as well as certain commercial real estate loans that finance the acquisition, development or construction of real property. The final rule also requires accumulated OCI be included for purposes of calculating regulatory capital unless a one time opt-out election is made, which the Company and the Bank intends to elect. The rule limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" of 2.5% above the minimum capital ratio requirements. The 2.5% capital conservation buffer requirement will be phased in over a four-year period beginning January 1, 2016 and ending January 1, 2019.

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

The various federal banking agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the Tier 1 Capital, Total Capital and Leverage Ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations as in effect during 2014 and prior periods, a “well capitalized” institution must have a Tier 1 capital ratio of at least 6%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. An “adequately capitalized” institution must have a Tier 1 capital ratio of at least 4%, a total capital ratio of at least 8% and a leverage ratio of at least 4%, or 3% in some cases. Effective January 1, 2015, the FDIC adopted conforming changes to its prompt corrective action regulations to conform to the Basel III capital requirements. These changes include a new common equity Tier 1 ratio requirement, with a required minimum ratio of 6.5% for well-capitalized status. The new regulations also increase the minimum ratio of Tier 1 capital to risk weighted assets for well-capitalized status to 8.0%, from the current 6.0%.

At December 31, 2014, the Company's consolidated Tier I and Total Risk Based Capital Ratios were 12.4% and 13.6% respectively, and its Leverage Capital Ratio was 8.1%, and it is considered well capitalized under applicable regulatory guidelines in effect as of such date. As of December 31, 2014, our capital ratios were more than sufficient to satisfy those anticipated increases resulting from the proposed Basel III Capital Framework. However, an increase in the amount of capital that the Company or Union must maintain in order to support a given level of assets would reduce the amount of leverage that our capital could support and increased volatility could be problematic. Our ability to increase our level of interest earning assets or to allocate those assets in the best manner to generate interest income may be adversely affected.

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
Dividend Restrictions
As a bank holding company, the Company's ability to pay dividends to its stockholders is largely dependent on the ability of its subsidiary to pay dividends to it. Payment of dividends by Vermont-chartered banks, such as Union, is subject to applicable state and federal laws. Under Vermont banking laws, a Vermont-chartered bank may not authorize dividends or other distributions which would reduce the bank's capital below the amount of capital required in the bank's Certificate of General Good or under any capital or surplus standards established by the Commissioner of the DFR. Union does not have any capital restrictions in its Certificate of General Good and, to date, the Commissioner of the DFR has not adopted capital or surplus standards. Nevertheless, the capital standards established by the FDIC, described above under "Prompt Corrective Action" apply to Union, and the capital standards of the FRB apply to the Company on a consolidated basis. In addition, the FRB, the FDIC and the Commissioner of the DFR are authorized under applicable federal and state laws to prohibit payment of dividends that are determined to be an unsafe or unsound practice. Payment of dividends that significantly deplete the capital of a bank or a bank holding company, or render it illiquid, could be found to be an unsafe or unsound practice.
Consumer Protection Regulation
We are subject to a number of federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices, including the Equal Credit Opportunity Act, the Fair Housing Act, Home Ownership Protection Act, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”), GLBA, the Truth in Lending Act, CRA, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act and various state law counterparts. Union is also subject to laws and regulations to protect consumers in connection with their deposit or electronic transactions. These laws include the Truth in Savings Act, the Electronic Funds Transfer Act and the Expedited Funds Availability Act. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with customers when taking deposits, making loans, collecting loans and providing other services. Further, the Dodd-Frank Act established the CFPB, which has the responsibility for making rules and regulations under the federal consumer protection laws relating to financial products and services. The CFPB also has a broad mandate to prohibit unfair or deceptive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. The CFPB is charged with examining banks with assets in excess of $10 billion, while community banks continue to be examined by their primary regulator. This supervisory structure may lead to conflicting regulatory guidance for community banks versus larger banks and increase regulatory costs and burdens.Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties.
Mortgage Reform. The Dodd-Frank Act prescribes certain standards that mortgage lenders must consider before making a residential mortgage loan, including verifying a borrower’s ability to repay such mortgage loan, and allows borrowers to assert violations of certain provisions of the Truth-in-Lending Act as a defense to foreclosure proceedings. Under the Dodd-Frank Act, prepayment penalties are prohibited for certain mortgage transactions and creditors are prohibited from financing credit life/disability insurance policies in connection with a residential mortgage loan or home equity line of credit. In addition, the Dodd-Frank Act prohibits mortgage originators from receiving compensation based on the terms of residential mortgage loans and generally limits the ability of a mortgage originator to be compensated by others if compensation is received from a consumer. The Dodd-Frank Act requires mortgage lenders to make additional disclosures prior to the extension of credit, in each billing statement, and for negative amortization loans and hybrid adjustable rate mortgages.
Privacy and Customer Information Security. The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, we must provide our customers with an annual disclosure that explains our policies and procedures regarding the disclosure of such nonpublic personal information or provide notice as to where our policies and procedures may be accessed. Except as otherwise required or permitted by law, we are prohibited from disclosing nonpublic personal information except as provided in such policies and procedures. The GLBA also requires that we develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information (as defined under the GLBA), to protect against anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. We are also required to send a notice to customers whose “sensitive information” has been compromised if unauthorized use of this information is “reasonably possible.” Most of the states, including the states where we operate, have enacted legislation concerning breaches of data security and our duties in response to a data breach. Congress continues to consider federal legislation that would require consumer notice of data security breaches. Pursuant to the FACT Act, we have developed and implemented a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts.
Additionally, the FACT Act amends the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable and simple method to opt out of the making of such solicitations.
Home Mortgage Disclosure Act (“HMDA”). HMDA makes information available to the public that helps to show whether financial institutions are serving the housing credit needs of their neighborhoods and communities. The Act requires institutions to gather and compile data about loan applications for home purchase, home improvement and refinances where both the old loan and new loan are secured by a dwelling. The Dodd-Frank Act requires additional information be gathered and compiled but new regulations have not yet been promulgated. The information must be compiled each calendar year on a Loan/Application Register, sent to the FDIC by March 1st of the following year and made available to the public no later than March 31st. The Federal Financial Institutions Examinations Council prepares a series of tables that comprise the disclosure statement for each reporting institution. HMDA applies to financial institutions that have their main office or any branch in a Metropolitan Statistical Area ("MSA"). Union is subject to HMDA as it has branch offices within the Burlington, Vermont MSA.
Regulation of Other Activities
Transactions with Related Parties. The Company's and Union's authority to extend credit, purchase or sell an asset from or to their directors, executive officers and 10% or more stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of the Federal Reserve Act and Regulation O of the FRB thereunder. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based in part, on the amount of the bank's capital. Under guidelines, any related party transaction, including a loan, must be reviewed by the Company's Audit Committee. In addition, under the federal SOX Act (discussed below), the Company, itself, may not extend or arrange for any personal loans to its directors and executive officers. The Company has a Related Persons Transactions Approval Policy administered by the Company's Audit Committee which incorporates applicable regulatory guidelines and requirements.

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

Bank Secrecy Act. Union is subject to federal laws establishing record keeping, customer identification and reporting requirements pertaining to large or suspicious cash transactions, purchases of other monetary instruments and the international transfer of cash or monetary instruments that may signify money laundering. Provisions designed to help combat international terrorism, were added to the Bank Secrecy Act by the 2001 USA Patriot Act. These provisions require banks to avoid establishing or maintaining correspondent accounts of foreign off-shore banks and banks in jurisdictions that have been found to fall significantly below international anti-money laundering standards. U.S. banks are also prohibited from opening correspondent accounts for off-shore shell banks, defined as banks that have no physical presence and that are not part of a regulated and recognized banking company. The USA Patriot Act requires all financial institutions to adopt an anti-money laundering program and to establish due diligence policies, procedures and controls that are reasonably designed to detect and report instances of money laundering in United States private banking accounts and correspondent accounts maintained for non-U.S. persons or their representatives.

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

SOX Act. This far reaching federal legislation was generally intended to protect investors by strengthening corporate governance and improving the accuracy and reliability of corporate disclosures made pursuant to federal securities laws. The SOX Act includes provisions addressing, among other matters, the duties, functions and qualifications of audit committees for all public companies; certification of financial statements by the chief executive officer and the chief financial officer; the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; disclosure of off-balance sheet transactions; a prohibition on personal loans to directors and officers, except (in the case of banking companies) loans in the normal course of business; expedited filing requirements for reports of beneficial ownership of company stock by insiders; disclosure of a code of ethics for senior officers, and of any change or waiver of such code; the formation of a public accounting oversight board; auditor independence; disclosure of fees paid to the company's auditors for non-audit services and limitations on the provision of such services; attestation requirements for company management and external auditors, relating to internal controls and procedures; and various increased criminal penalties for violations of federal securities laws.

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

Taxing Authorities. The Company and Union are subject to income taxes at the Federal level and are individually subject to state taxation based on the laws of each state in which they operate. The Company and Union file a consolidated federal tax return with a calendar year end. The Company and Union have filed separate tax returns for each state jurisdiction affected for 2013 and will do the same for 2014. No tax return is currently being examined or audited by any taxing authority that the Company is aware of. The taxing authorities also regulate the information reporting requirements that Union is subject to which continue to increase and require resources to comply with.
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

Our Internet website address is www.ublocal.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including any amendments to those reports filed or furnished pursuant to section 13(a) or 15(d), proxy statements filed pursuant to Section 14(a) and reports filed pursuant to Section 16, 13(d) and 13(g) of the Exchange Act are available free of charge through the Investor Relations page of our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The information on our website is not incorporated by reference into this report.

The Company will also provide copies of its Annual Report on Form 10-K, free of charge, upon written request to its Treasurer at the Company's main address, PO Box 667, Morrisville, VT 05661-0667. Shareholder meeting materials for our 2015 annual meeting will be made available in a downloadable, printable and searchable format, are available at www.materials.proxyvote.com/905400 no later that then date on which they are mailed to shareholders.

Item 1A. Risk Factors

Not applicable as the Company is permitted to provide scaled disclosures for smaller reporting companies in this annual report.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

As of December 31, 2014, Union operated 12 community banking locations in Lamoille, Caledonia and Franklin counties of Vermont, five in Grafton and Coos counties of New Hampshire and loan centers in Newport and South Burlington, Vermont. In addition as of such date, Union also operated several ATMs in northern Vermont and northwestern New Hampshire. Union owns, free of encumbrances, fifteen of its branch locations and its headquarters and leases two branch locations, both loan center locations and certain ATM premises from third parties under terms and conditions considered by management to be favorable to Union. Also, Union currently owns a parcel of real estate expected to be utilized for a future branch location. Union also owns or leases certain properties contiguous to its branch locations for staff and customer parking convenience.

Additional information relating to the Company's properties as of December 31, 2014, is set forth in Note 8 to the consolidated financial statements contained in Item 8 to this report.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock and Dividends

The common stock of the Company is traded on the NASDAQ Global Select Market under the trading symbol "UNB". The Company currently pays dividends on a quarterly basis. Quarterly stock prices and dividends per share paid for each quarterly period during the last two years were as follows:

	2014			2013
	High	Low	Dividends	High	Low	Dividends
First Quarter	$24.75	$22.12	$0.26	$22.15	$19.25	$0.25
Second Quarter	$24.97	$22.93	$0.26	$22.00	$20.21	$0.25
Third Quarter	$25.88	$23.97	$0.26	$22.08	$20.73	$0.25
Fourth Quarter	$24.77	$23.00	$0.26	$23.00	$21.03	$0.26

High and low stock prices are based upon closing price quotations as reported by NASDAQ. Prices of transactions between private parties may vary from the ranges quoted above.

On March 2, 2015, there were 4,458,403 shares of common stock outstanding held by 575 stockholders of record. The number of stockholders does not reflect the number of beneficial owners, including persons or entities who may hold the stock in nominee or “street name.” On January 21, 2015, Union Bankshares, Inc. declared a $0.27 per share regular quarterly cash dividend payable February 9, 2015 to stockholders of record on January 31, 2015, representing an increase of $0.01, or 3.8%, over the quarterly cash dividend paid in each of the five previous fiscal quarters. Future dividends will depend upon the financial condition and earnings of the Company and its subsidiary, its need for funds and other factors, including government regulations.

The Company normally pays regular quarterly cash dividends in February, May, August and November of each year. The Company has occasionally declared a special cash or stock dividend. On January 21, 2015, the Company's Board voted to increase the regular quarterly dividend from $.26 per share to $.27, or a 3.8% increase for the quarter. The Company's Board will continue to manage dividends to be in line with long-term trends in earnings per share results and conservative earnings projections, while retaining sufficient profits to support capital strength, anticipated business growth, fund strategic investments and provide continued support for the Company's deposit taking and lending activities. Dividends paid by Union are the primary source of funds available to the Company for payment of dividends to its shareholders. Union is subject to certain requirements imposed by state and federal banking laws and regulations. These requirements, among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by Union to the Company. Future dividends are subject to the discretion of the Company's Board, cash needs, general business conditions, dividends from Union, and applicable governmental regulations and policies.

Repurchase of Common Stock

There were no repurchases of the Company's common stock during the fourth quarter of 2014.

Pursuant to a discretionary stock repurchase program adopted in 2010, and most recently reauthorized in January 2015, the Company may repurchase up to 2,500 shares of its common stock each quarter, with no carry over from quarter to quarter of the unused portion of the authorization. Purchases may be made in the open market or negotiated transactions. As of December 31, 2014 the Company had repurchased 9,788 shares under this program since its inception in 2010 for a total cost of $192 thousand.

Equity Compensation Plans

Effective May 21, 2014 upon approval by the stockholders, the Company adopted the 2014 Equity Incentive Plan. Under the 2014 Equity Plan, 50,000 shares of the Company’s common stock (including approximately 25,000 unused shares from the 2008 Incentive Stock Option (ISO Plan) are available for equity awards of incentive stock options, nonqualified stock options, restricted stock and restricted stock units to eligible officers and (except for awards of incentive stock options) nonemployee directors.

The Company's 2008 ISO Plan was replaced by the 2014 Equity Plan. As of December 31, 2014, 7,500 options granted under the 2008 ISO Plan remained outstanding and exercisable, with the last of such options expiring in December 2020.

During the quarter ended December 31, 2014, no incentive stock options previously granted under the 2008 ISO Plan were exercised or lapsed. The exercise price of all options granted under the 2008 ISO Plan represents the fair market value of the shares on the date of grant. Shares issuable to 2008 ISO Plan participants upon exercise of incentive stock options have not been registered with the SEC. Such shares are restricted securities, issued under statutory exemptions available under the Securities Act of 1933, including Section 4a(2) thereof, for offers and sales not involving a public offering.

During the quarter ended December 31, 2014, there were incentive stock options granted with respect to 6,000 shares under the 2014 Equity Plan. The exercise price of all options granted under the 2014 Equity Plan represents the fair market value of the shares on the date of grant.

The following table summarizes certain information regarding equity compensation under the Company's 2014 Equity Plan and 2008 ISO Plan:

Equity Compensation Plan Information as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders

2008 Incentive Stock Option Plan	7,500	$21.04	—

2014 Equity Incentive Plan	6,000	24.00	44,000
Equity compensation plans not approved by security holders	—	—	—

Total	13,500	$22.36	44,000

Five Year Performance Graph: Not applicable as the Company meets the qualification requirements for smaller reporting companies in this annual report.

Item 6. Selected Financial Data

Not applicable as the Company is permitted to provide the scaled disclosures for smaller reporting companies in this annual report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following discussion and analysis by management focuses on those factors that, in management's view, had a material effect on the consolidated financial position of Union Bankshares, Inc. ("the Company," "our," "we," "us") and its subsidiary, Union Bank ("Union"), as of December 31, 2014 and 2013, and its results of operations for the years ended December 31, 2014 and 2013. This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. The purpose of this presentation is to enhance overall financial disclosures and to provide information about historical financial performance and developing trends as a means to assess to what extent past performance can be used to evaluate the prospects for future performance. The Company determined that it qualifies as a large reporting company based on the public float calculation as of June 30, 2014. As of January 1, 2015, the Company no longer qualifies as a smaller reporting company and will prepare the forms 10-Q and 10-K following the non-scaled disclosure requirements of Regulation S-K. The Company is allowed to and has elected to follow smaller reporting company scaled disclosure requirements with this Annual Report on Form 10-K and has presented audited statements of income, comprehensive income, cash flows and changes in stockholders' equity for each of the preceding two, rather than three, fiscal years. Management is not aware of the occurrence of any events after December 31, 2014 which would materially affect the information presented.

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

Factors that may cause results or performance to differ materially from those expressed in forward-looking statements include, but are not limited to: (1) continuing general economic conditions and financial instability, either nationally, internationally, regionally or locally resulting from elevated unemployment rates, changes in monetary and fiscal policies, and adverse changes in the credit rating of U.S. government debt; (2) increased competitive pressures from tax-advantaged credit unions and other financial service providers in the Company's northern Vermont and New Hampshire market area or in the financial services industry generally, from increasing consolidation and integration of financial service providers, and from changes in technology and delivery systems; (3) interest rates change in such a way that continues to put pressure on the Company's margins, or result in lower fee income and lower gain on sale of real estate loans; (4) changes in laws or government rules, or the way in which courts or government agencies interpret or implement those laws or rules, that increase our costs of doing business or otherwise adversely affect the Company's business; (5) changes in federal or state tax policy; (6) the effect of federal and state health care reform efforts; (7) changes in the level of nonperforming assets and charge-offs; (8) changes in estimates of future reserve requirements based upon relevant regulatory and accounting requirements; (9) changes in information technology that require increased capital spending; (10) changes in consumer and business spending, borrowing and savings habits; (11) further changes to the regulations governing the calculation of the Company’s regulatory capital ratios; and (12) the effect of and changes in the United States monetary and fiscal policies, including interest rate policies and regulation of the money supply by the FRB.

CERTAIN DEFINITIONS

Capitalized terms used in the following discussion and not otherwise defined below have the meanings assigned to them in Note 1 to the Company's audited consolidated financial statements contained in Part II, item 8, page 48 of this Annual Report.

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

RISK FACTORS

The Company, like other financial institutions, is subject to a number of risks, many of which are outside of the Company's direct control, though efforts are made to manage those risks while optimizing returns. Managing those risks is an essential part of successfully managing a financial institution. Risk identification and monitoring are key elements in overall risk management. Among the risks inherent in the Company's business operations are: (1) credit risk, which is the risk that loan customers or other counterparties will be unable to perform their contractual obligations, (2) interest rate risk, which is the risk that changes in market rates and prices will adversely affect the Company's financial condition or results of operation, (3) liquidity risk, which is the risk that the Company will have insufficient funds or access to funds to meet operational needs, (4) price risk, which is the risk to earnings or capital that results from the changes in the value of portfolios of financial instruments, (5) compliance risk, which is the risk of loss resulting from violations or nonconformance with laws, rules, regulations, prescribed practices, or ethical standards, (6) strategic risk, which is the risk from adverse business decisions or improper implementation of those decisions, (7) reputation risk, which is the risk to earnings or capital from negative public opinion, and (8) operational risk, which is the risk of loss resulting from inadequate or failed internal processes, people, and systems, or from external events.

CRITICAL ACCOUNTING POLICIES

The Company has established various accounting policies which govern the application of GAAP in the preparation of the Company's financial statements. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the reported amount of assets, liabilities, capital, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require management to make its most difficult and subjective judgments, often as a result of the need to make estimates on matters that are inherently uncertain. Based on this definition, management has identified the accounting policies and judgments most critical to the Company. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Nevertheless, because the nature of the judgments and assumptions made by management are inherently subject to a degree of uncertainty, actual results could differ from estimates and have a material impact on the carrying value of assets, liabilities, capital, or the results of operations of the Company.
Allowance for loan losses
The Company believes the ALL is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of its consolidated financial statements. The amount of the ALL is based on management's periodic evaluation of the collectability of the loan portfolio, including the nature, volume and risk characteristics of the portfolio, credit concentrations, trends in historical loss experience, estimated value of any underlying collateral, specific impaired loans and economic conditions. Changes in these qualitative factors may cause management's estimate of the ALL to increase or decrease and result in adjustments to the Company's provision for loan losses in future periods. For additional information, see FINANCIAL CONDITION- Allowance for Loan Losses and Credit Quality below.
Other than temporary impairment of securities
The OTTI decision is a critical accounting policy for the Company. Accounting guidance requires a company to perform periodic reviews of individual securities in its investment portfolio to determine whether a decline in the value of a security is OTT. A review of OTTI requires management to make certain judgments regarding the cause and materiality of the decline, its effect on the financial statements and the probability, extent and timing of a valuation recovery, the company's intent and ability to continue to hold the security, and, with respect to debt securities, the likelihood that the company will have to sell the security before its value recovers. Pursuant to these requirements, management assesses valuation declines to determine the extent to which such changes are attributable to (1) fundamental factors specific to the issuer, such as the nature of the issuer and its financial condition, business prospects or other factors or (2) market-related factors, such as interest rates or equity market declines. Declines in the fair value of securities below their costs that are deemed by management to be OTT are (1) if equity securities, recorded in earnings as realized losses and (2) if debt securities, recorded in earnings as realized losses to the extent they are deemed credit losses, with noncredit losses recorded in OCI (loss). Once an OTT loss on a debt or equity security is realized, subsequent gains in the value of the security may not be recognized in income until the security is sold.
Intangible assets
The Company's intangible assets include goodwill, which represents the excess of the purchase price over the fair value of net assets acquired in the 2011 Branch Acquisition, as well as a core deposit intangible related to the deposits acquired. The core deposit intangible is amortized on a straight line basis over the estimated average life of the acquired core deposit base of 10 years. The Company evaluates the valuation and amortization of the core deposit intangible if events occur that could result in possible impairment. With respect to goodwill, in accordance with current authoritative guidance, the Company assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the Company is less than its carrying amount, which could result in goodwill impairment.
Pension liabilities
The Union Bank Pension Plan ("Plan") was closed to new participants on October 5, 2012. The accrual of retirement benefits for current participants was frozen as of that date. The benefit of the Plan, based on actuarial computations of current benefits for plan participants, is credited to Pension and other employee benefits.

The Company's defined benefit pension obligation and net periodic benefit are actuarially determined based on the following assumptions: discount rate, current and expected future return on plan assets, anticipated mortality rates, and Consumer Price Index rate. The determination of the defined benefit pension obligation and net periodic benefit cost is a critical accounting estimate as it requires the use of estimates and judgments related to the amount and timing of expected future cash outflows for benefit payments and cash inflows for maturities and returns on plan assets as well as Company contributions. Changes in estimates, assumptions and actual results could have a material impact on the Company's financial condition and/or results of operations.
Other
The Company also has other key accounting policies, which involve the use of estimates, judgments and assumptions, that are significant to understanding the Company's financial condition and results of operations, including the valuation of deferred tax assets, investment securities and OREO. The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements and in the section below under the caption “FINANCIAL CONDITION” and the subcaptions “Allowance for Loan Losses and Credit Quality”, ”Investment Activities” and “Liability for Pension Benefits”. Although management believes that its estimates, assumptions and judgments are reasonable, they are based upon information presently available and can be impacted by events outside the control of the Company. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

OVERVIEW

The Company's net income was $7.7 million for 2014 compared to $7.1 million for 2013, an increase of $559 thousand, or 7.8%. These results reflected the effect of an increase in net interest income of $675 thousand, or 3.1%, and an increase in noninterest income of $400 thousand, or 4.7%, partially offset by an increase in noninterest expenses of $365 thousand, or 1.7%, an increase in the provision for loan losses of $40 thousand, or 4.7%, and an increase in the provision for income taxes of $111 thousand, or 6.0%.

Total interest income increased $371 thousand, or 1.5%, to $24.9 million for 2014, versus $24.5 million for 2013, while interest expense decreased $304 thousand, or 12.4%, from $2.5 million for 2013 to $2.2 million for 2014. These changes in interest income and interest expense resulted in net interest income of $22.7 million for 2014, up $675 thousand, or 3.1%, from interest income of $22.0 million for 2013.

Noninterest income increased $400 thousand, or 4.7%, for 2014 due to an increase in service fees of $295 thousand, or 5.8%, between periods, an increase in gains on sales of investment securities available-for-sale of $316 thousand and an increase of $82 thousand in trust income. These increases were partially offset by lower net gains on sales of loans held for sale, which decreased $208 thousand, or 9.0%, from $2.3 million for 2013 to $2.1 million for 2014. The decrease in net gains was a result of a decrease in the volume of residential loans sold to the secondary market from $123.1 million in 2013 to $94.9 million in 2014, a decrease of $28.2 million, or 22.9%.

Noninterest expenses increased $365 thousand, or 1.7%, for 2014 compared to 2013, resulting from increases of $110 thousand in equity in losses of limited partnerships, $129 thousand in supplies and printing expense, $105 thousand in professional fees, $87 thousand in penalties on the early payoff of FHLB advances, $84 thousand in trust expenses and $77 thousand in equipment expense. These increases were partially offset by a $224 thousand decrease in net OREO expense.

Net loans and loans held for sale increased $25.9 million, or 5.6%, to $486.4 million, or 77.9% of total assets, at December 31, 2014, compared to $460.5 million, or 78.7% of total assets, at December 31, 2013. Growth occurred in all loan categories except consumer loans.

Deposits increased $33.7 million, or 6.5%, from $518.4 million at December 31, 2013 to $552.1 million at December 31, 2014. The increase in deposits was primarily related to increases in non maturing deposits, partially offset by a decrease in time deposits as customers are shifting funds out of time deposits in anticipation of increases in rates.

The Company's total capital increased $1.6 million, or 3.24%, from $49.8 million at December 31, 2013 to $51.4 million at December 31, 2014. The Company continued to meet the regulatory guidelines for the well capitalized category, with the total risk based capital ratio increasing to 13.60% at December 31, 2014 from 13.28% at December 31, 2013. The regulatory guideline for well capitalized as of December 31, 2014 is 10.0% and the minimum requirement is 8.0%.

The following unaudited per share information and key ratios depict several measurements of performance or financial condition for or at the years ended December 31:

	2014	2013	2012
Return on average assets	1.30%	1.25%	1.22%
Return on average equity	14.88%	15.46%	16.35%
Net interest margin (1)	4.17%	4.21%	4.27%
Efficiency ratio (2)	67.40%	68.04%	71.51%
Net interest spread (3)	4.08%	4.10%	4.14%
Total loans to deposits ratio	88.89%	89.70%	89.25%
Net loan charge-offs to average loans not held for sale	0.06%	0.07%	0.05%
Allowance for loan losses to loans not held for sale (4)	0.98%	1.01%	1.05%
Nonperforming assets to total assets (5)	0.78%	0.39%	0.73%
Equity to assets	8.24%	8.51%	7.80%
Total capital to risk weighted assets	13.60%	13.28%	12.95%
Book value per common share	$11.54	$11.17	$10.11
Earnings per common share	$1.73	$1.60	$1.54
Dividends paid per common share	$1.04	$1.01	$1.00
Dividend payout ratio (6)	60.12%	63.13%	64.94%
____________________

(1)	The ratio of tax equivalent net interest income to average earning assets. See page 20 for more information.

(2)	The ratio of noninterest expense to tax equivalent net interest income and noninterest income, excluding securities gains (losses).

(3)	The difference between the average rate earned on earning assets and the average rate paid on interest bearing liabilities. See page 20 for more information.

(4)
Calculation includes the net carrying amount of loans recorded at fair value from the 2011 Branch Acquisition as of December 31, 2014 ($9.1 million), December 31, 2013 ($17.0 million) and December 31, 2012 ($22.9 million). Excluding such loans, the ALL to loans not purchased and not held for sale was 1.00% at December 31, 2014, 1.05% at December 31, 2013 and 1.11% at December 31, 2012.

(5)	Nonperforming assets are loans or investment securities that are in nonaccrual or 90 or more days past due as well as OREO or OAO.

(6)	Cash dividends declared and paid per common share divided by consolidated net income per share.

RESULTS OF OPERATIONS

Net Interest Income. The largest component of the Company’s operating income is net interest income, which is the difference between interest and dividend income received from interest earning assets and the interest paid on interest bearing liabilities. The Company’s net interest income increased $675 thousand, or 3.1%, to $22.7 million for the year ended December 31, 2014, from $22.0 million for the year ended December 31, 2013. The net interest spread decreased 2 bps to 4.08% for the year ended December 31, 2014, from 4.10% for the year ended December 31, 2013, as the average yield earned on interest earning assets dropped 11 bps, from 4.66% for 2013 to 4.55% for 2014, while the average interest rate paid on interest bearing liabilities dropped only 9 bps, from 0.56% for 2013 to 0.47% for 2014. The net interest margin for the 2014 year decreased 4 bps to 4.17% from 4.21% for the 2013 year. The Company's net interest income increased $345 thousand, or 1.59% to $22.0 million for the year ended December 31, 2013 from $21.7 million for the year ended December 31, 2012. The prolonged low rate environment continues to put pressure on the Company's net interest spread and margin, as interest earning assets continue to reprice at lower rates while the ability to further adjust deposit rates downward from their current historically low levels is more limited.

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

	Years Ended December 31,
	2014			2013			2012
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$16,033	$24	0.15%	$17,920	$32	0.18%	$17,789	$27	0.15%
Interest bearing deposits in banks	14,216	160	1.13%	21,371	226	1.06%	21,994	270	1.23%
Investment securities (1), (2)	51,630	1,222	2.69%	35,690	882	2.85%	37,698	1,037	3.20%
Loans, net (1), (3)	478,556	23,416	5.01%	462,438	23,334	5.16%	444,836	23,684	5.44%
Nonmarketable equity securities	2,053	30	1.45%	1,964	7	0.37%	1,942	10	0.50%
Total interest earning assets (1)	562,488	24,852	4.55%	539,383	24,481	4.66%	524,259	25,028	4.91%
Cash and due from banks	4,513			4,573			4,683
Premises and equipment	11,047			10,465			10,070
Other assets	15,957			18,313			21,725
Total assets	$594,005			$572,734			$560,737
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$109,944	$86	0.08%	$94,213	$85	0.09%	$88,007	$140	0.16%
Savings/money market accounts	180,515	316	0.18%	174,680	347	0.20%	167,846	414	0.25%
Time deposits	145,650	1,344	0.92%	150,497	1,511	1.00%	152,085	1,862	1.22%
Borrowed funds	16,778	409	2.41%	17,955	516	2.84%	27,267	935	3.38%
Total interest bearing liabilities	452,887	2,155	0.47%	437,345	2,459	0.56%	435,205	3,351	0.77%
Noninterest bearing deposits	87,777			83,744			75,265
Other liabilities	1,644			5,483			8,400
Total liabilities	542,308			526,572			518,870
Stockholders' equity	51,697			46,162			41,867
Total liabilities and stockholders’ equity	$594,005			$572,734			$560,737
Net interest income		$22,697			$22,022			$21,677
Net interest spread (1)			4.08%			4.10%			4.14%
Net interest margin (1)			4.17%			4.21%			4.27%
____________________

(1)	Average yields reported on a tax equivalent basis using a marginal tax rate of 34%.

(2)	Average balances of investment securities are calculated on the amortized cost basis and include nonaccrual securities, if applicable.

(3)	Includes loans held for sale as well as nonaccrual loans, unamortized costs and premiums and is net of the ALL.

Tax exempt interest income amounted to $1.6 million for the year ended December 31, 2014 and $1.5 million for both years ended December 31, 2013 and 2012. The following table presents the effect of tax-exempt income on the calculation of net interest income, using a marginal tax rate of 34% for all years:

	Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Net interest income as presented	$22,697	$22,022	$21,677
Effect of tax-exempt interest
Investment securities	170	135	170
Loans	576	530	512
Net interest income, tax equivalent	$23,443	$22,687	$22,359

Rate/Volume Analysis. The following table describes the extent to which changes in average interest rates (on a fully tax equivalent basis) and changes in volume of average interest earning assets and interest bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to:

•	changes in volume (change in volume multiplied by prior rate);

•	changes in rate (change in rate multiplied by prior volume); and

•	total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Year Ended December 31, 2014 Compared to Year Ended December 31, 2013 Increase/(Decrease) Due to Change In			Year Ended December 31, 2013 Compared to Year Ended December 31, 2012 Increase/(Decrease) Due to Change In
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$(4)	$(4)	$(8)	$—	$5	$5
Interest bearing deposits in banks	(80)	14	(66)	(8)	(36)	(44)
Investment securities	418	(78)	340	(43)	(112)	(155)
Loans, net	797	(715)	82	926	(1,276)	(350)
Nonmarketable equity securities	—	23	23	—	(3)	(3)
Total interest earning assets	$1,131	$(760)	$371	$875	$(1,422)	$(547)
Interest bearing liabilities:
Interest bearing checking accounts	$13	$(12)	$1	$9	$(64)	$(55)
Savings/money market accounts	11	(42)	(31)	17	(84)	(67)
Time deposits	(47)	(120)	(167)	(19)	(332)	(351)
Borrowed funds	(32)	(75)	(107)	(285)	(134)	(419)
Total interest bearing liabilities	$(55)	$(249)	$(304)	$(278)	$(614)	$(892)
Net change in net interest income	$1,186	$(511)	$675	$1,153	$(808)	$345

Interest and Dividend Income. The Company’s interest and dividend income increased $371 thousand, or 1.5%, to $24.9 million for the year ended December 31, 2014, from $24.5 million for the year ended December 31, 2013, driven by an overall increase in average earning assets of $23.1 million, or 4.3%, to $562.5 million from $539.4 million for the year ended December 31, 2013. However, the positive effect on interest income resulting from the rise in the average volume of earning assets was partially offset by the lower rates earned on all interest earning assets except nonmarketable equity securities and interest bearing deposits in banks. The Company’s interest and dividend income decreased $547 thousand, or 2.2%, to $24.5 million for the year ended December 31, 2013, from $25.0 million for the year ended December 31, 2012.

Interest income on loans increased $82 thousand, or 0.4%, to $23.4 million for the year ended December 31, 2014 versus $23.3 million for the 2013 comparison period, in conjunction with an increase in average loan volume between periods. Average loan volume approximated $478.6 million at an average yield of 5.01% for the year ended December 31, 2014, up $16.1 million, or 3.5%, from an average volume of $462.4 million at an average yield of 5.16% for the year ended December 31, 2013. The positive impact of the increase in average total loan volume was partially offset by a 15 bps decrease in average yield. Interest income on loans decreased $350 thousand, or 1.5%, to $23.3 million for the year ended December 31, 2013 compared to $23.7 million for 2012. Average loans approximated $462.4 million at an average yield of 5.16% for the year ended December 31, 2013, up $16.1 million, or 3.5% from an average volume of $444.8 million at an average yield of 5.44% for the year ended December 31, 2012.

The average balance of nonloan instruments increased $7.0 million, or 9.1%. The average balance of investments increased $15.9 million, or 44.7%, from $35.7 million for the year ended December 31, 2013, to $51.6 million for the year ended December 31, 2014. This increase was partially offset by a decrease in the average balances of federal funds sold and overnight deposits of $2 million, or 10.5%, from $17.9 million for the year ended December 31, 2013 to $16.0 million for the year ended December 31, 2014 and a decrease in the average balance in interest bearing deposits in banks of $7.2 million, or 33.5%, to $14.2 million for the year ended December 31, 2014, versus $21.4 million for the 2013 comparison period. The changes in average volume combined with a drop in yields resulted in an increase in interest income from average nonloan instruments of $289 thousand between years. Interest income from nonloan instruments decreased $197 thousand, or 14.7%, to $1.1 million for the year ended December 31, 2013 compared to $1.3 million for 2012.

Interest Expense. The Company’s interest expense decreased $304 thousand, or 12.4%, to $2.2 million for the year ended December 31, 2014, from $2.5 million for the year ended December 31, 2013, despite an increase of $15.5 million, or 3.6%, in the average volume of interest bearing liabilities between years. The decrease was attributable to lower rates paid on all interest bearing liabilities, reflecting the persistent low interest rate environment, price discipline, and the payoff of higher rate FHLB advances that were outstanding during 2014 and 2013. The Company’s interest expense decreased $892 thousand, or 26.6%, to $2.5 million for the year ended December 31, 2013, from $3.4 million for the year ended December 31, 2012.

Interest expense on deposits decreased $197 thousand, or 10.1%, from $1.9 million for the year ended December 31, 2013 to $1.7 million for the year ended December 31, 2014, despite an increase of $16.7 million, or 4.0%, in the average balance of interest bearing deposits to $436.1 million for the year ended December 31, 2014, compared to $419.4 million for the year ended December 31, 2013, reflecting the overall growth in the franchise. The average rate paid on interest bearing deposits decreased 6 bps from 0.46% in 2013 to 0.40% in 2014. Average time deposits decreased $4.8 million, or 3.2%, to $145.7 million for 2014 from $150.5 million for 2013, with the average rate paid on time deposits during 2014 decreasing 8 bps. Average interest bearing checking accounts increased $15.7 million, or 16.7%, from $94.2 million for the year ended December 31, 2013 to $109.9 million for the year ended December 31, 2014. The average balances of savings and money market accounts increased $5.8 million, or 3.3%, from $174.7 million for the year ended December 31, 2013 to $180.5 million for the year ended December 31, 2014. Interest expense on deposits decreased $473 thousand, or 19.6%, to $1.9 million for the year ended December 31, 2013 compared to $2.4 million for 2012.

Interest expense on borrowed funds decreased $107 thousand, or 20.7%, to $409 thousand for the year ended December 31, 2014, from $516 thousand for the year ended December 31, 2013 in conjunction with a decrease in average borrowed funds of $1.2 million, or 6.6%, from $18.0 million for 2013, to $16.8 million for 2014. Average customer overnight collateralized repurchase sweeps, included in borrowed funds, decreased $1.0 million for the comparable year, partially offset by an increase in average borrowings from the FHLB of $490 thousand. Despite the increase in average borrowings from the FHLB, higher rate advances were paid off during 2014 and 2013 while lower rate advances were taken subsequently in both years, contributing to the decrease in the average rate paid on borrowings from 2.84% for the year ended December 31, 2013 to 2.41% for the year ended December 31, 2014. Interest expense on borrowed funds decreased $419 thousand, or 44.8%, to $516 thousand for the year ended December 31, 2013 compared to $935 thousand for 2012.

Provision for Loan Losses. The provision for loan losses increased from $305 thousand in 2013 to $345 thousand in 2014. The provision for 2014 was deemed appropriate by management based on the size and mix of the loan portfolio, the level of nonperforming loans, the results of the qualitative factor review and the outlook for future economic conditions. For further details, see FINANCIAL CONDITION Asset Quality and Allowance for Loan Losses below.

Noninterest Income. Noninterest income before gains and losses on sales of investment securities AFS was $8.6 million, or 25.7%, of total income for the year ended December 31, 2014, compared to $8.5 million, or 25.8%, for the year ended December 31, 2013. The following table sets forth the components of noninterest income and changes from 2013 to 2014:

	For The Years Ended December 31,
	2014	2013	$ Variance	% Variance
	(Dollars in thousands)
Trust income	$726	$644	$82	12.7
Service fees	5,354	5,059	295	5.8
Net gains on sales of loans held for sale	2,097	2,305	(208)	(9.0)
Gain on sale of OREO	134	8	126	1,575.0
Income from life insurance	124	128	(4)	(3.1)
Other income	159	366	(207)	(56.6)
Subtotal	8,594	8,510	84	1.0
Net gains (losses) on sales of investment securities AFS	315	(1)	316	(31,600.0)
Total noninterest income	$8,909	$8,509	$400	4.7

The significant changes in noninterest income for the year ended December 31, 2014 compared to the year ended December 31, 2013 are described below:

•
Trust income. Trust income increased $82 thousand as the dollar amount of assets under management grew between December 31, 2014 and 2013, aided by the improvement in the stock market. In addition, there was a one-time fee from an estate distribution recognized in 2014.

•
Service fees. There was a $295 thousand increase in service fees for 2014 compared to 2013. Growth in the volume of electronic transactions increased debit card and ATM fees, which accounted for $141 thousand of the increase. Loan servicing fees accounted for $132 thousand of the increase due to the increased level of residential mortgage loans serviced. The implementation of a new fee structure on deposit accounts during the third quarter of 2014 increased service charges on deposit accounts approximately $104 thousand, while overdraft fee income decreased $55 thousand.

•
Net gains on sales of loans held for sale. Continuing the Company's strategy to mitigate long-term interest rate risk, residential loans totaling $94.9 million were sold to the secondary market during 2014, versus residential loan sales of $123.1 million during 2013. Net gains on sold loans decreased $208 thousand, or 9.0%, reflecting the decline in the volume of loan sales during 2014.

•
Other income. Other income decreased $207 thousand for 2014 compared to 2013. The decrease in income from MSR, net of amortization, due to a reduction in loan sales with servicing retained accounted for $187 thousand of the decrease. There was also a reduction of $27 thousand in income related to the gain on the utilization of state tax credits.

Noninterest Expense. Noninterest expense increased $365 thousand, or 1.7%, for the year ended December 31, 2014, compared to the year ended December 31, 2013. The following table sets forth the components of noninterest expense and changes from 2013 to 2014:

	For The Years Ended December 31,
	2014	2013	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$8,916	$8,964	$(48)	(0.5)
Pension and employee benefits	2,725	2,777	(52)	(1.9)
Occupancy expense, net	1,199	1,156	43	3.7
Equipment expense	1,674	1,597	77	4.8
ATM and debit card expense	695	795	(100)	(12.6)
Communications	298	339	(41)	(12.1)
Advertising and public relations	305	364	(59)	(16.2)
Vermont franchise tax	508	489	19	3.9
FDIC insurance assessment	348	306	42	13.7
Prepayment penalties on borrowings	256	169	87	51.5
Equity in losses of limited partnerships	800	690	110	15.9
Trust expenses	377	293	84	28.7
Professional fees	617	512	105	20.5
Supplies and printing	480	351	129	36.8
Expenses of OREO, net	63	287	(224)	(78.0)
Director and advisory board fees	334	319	15	4.7
Postage and shipping	291	285	6	2.1
Amortization of core deposit intangible	171	171	—	—
Other expenses	1,537	1,365	172	12.6
Total noninterest expense	$21,594	$21,229	$365	1.7

The significant changes in noninterest expense for the year ended December 31, 2014 compared to the year ended December 31, 2013 are described below:

•
Salaries and wages. The $48 thousand decrease reflects normal annual salary increases which were more than offset by an increase in the deferral of salary expense due to accounting methods utilized to account for loan origination costs.

•
Pension and employee benefits. The $52 thousand decrease relates to a reduction in expense for the defined benefit pension plan of $317 thousand, or 267.2%, due to the October 5, 2012 freeze of the plan, which stopped the accrual of benefits and closed the plan to new participants. This decrease was partially offset by increases in the Company's medical and dental plans of $293 thousand, or 22.1% due to increases in premium rates and the number of participants between years.

•	ATM and debit card expense. The $100 thousand decrease between 2013 and 2014 reflects accrual adjustments related to reward programs and negotiation of vendor contracts.

•
Prepayment penalties on borrowings. Prepayment of $1.3 million in FHLB advances occurred in 2014 compared to prepayment of $1.4 million in FHLB advances in 2013. Prepayment penalties are determined by the FHLB based on individual terms of the advances being prepaid.

•
Equity in losses of limited partnerships. The Company exited three limited partnerships that had reached the final year of tax credits and were near or at the end of the limited partnership compliance period. This resulted in an increase in the provision for undistributed net losses recognized in 2014.

•
Trust expenses. The increase in trust expenses primarily relates to additional costs for professional assistance resulting from the growth in assets in managed accounts as well as an increase in education and training costs for trust employees.

•
Professional fees. The increase in professional fees for 2014 were incurred for services rendered in consultations regarding process improvements and efficiencies in select areas of Union. Also, a compensation and benefit consultant was engaged during 2014 to assist with the implementation of the 2014 Equity Plan.

•
Supplies and Printing. The increase in 2014 is primarily attributable costs associated with rebranding of the Company and Union. These costs represent expenditures for new printed materials such as brochures, business cards, letterhead etc.

•
Expenses of OREO, net. There were six residential properties and one commercial real estate property held during 2014, compared to five commercial real estate and ten residential properties during 2013, resulting in decreased costs to maintain the properties held in 2014. In addition there was $23 thousand in write-downs on one OREO property charged against earnings in 2014 compared to $175 thousand in write-downs on eight OREO properties in 2013.

Provision for Income Taxes. The Company has provided for current and deferred federal income taxes for the current and all prior periods presented. The Company's net provision for income taxes increased to $2.0 million for 2014 from $1.9 million for 2013, due to the increase in taxable income, despite a decline in the Company’s effective tax rate for 2014 to 20.4% compared to 20.7% for 2013. The decrease in the effective tax rate related to an increase in tax credits recorded from investments in affordable housing projects to $735 thousand for 2014 versus $675 thousand for 2013.

FINANCIAL CONDITION

At December 31, 2014, the Company had total consolidated assets of $624.1 million, including gross loans and loans held for sale (total loans) of $490.7 million, deposits of $552.1 million and stockholders' equity of $51.4 million. The Company’s total assets increased $38.6 million, or 6.6%, from $585.4 million at December 31, 2013.

Total net loans and loans held for sale increased a total of $25.9 million, or 5.6%, to $486.4 million, or 77.9% of total assets, at December 31, 2014, compared to $460.5 million, or 78.7% of total assets, at December 31, 2013. (See Loan Portfolio below.)

Deposits increased $33.7 million, or 6.5%, to $552.1 million at December 31, 2014, from $518.4 million at December 31, 2013. Noninterest bearing deposits increased $3.1 million, or 3.6%, from $87.2 million at December 31, 2013 to $90.4 million at December 31, 2014 and interest bearing deposits increased $33.1 million, or 12.3%, from $269.6 million at December 31, 2013 to $302.7 million at December 31, 2014, while time deposits decreased $2.5 million, or 1.6%, from $161.5 million at December 31, 2013, to $159.0 million at December 31, 2014. (See average balances and rates in the Yields Earned and Rates Paid table on page 20.)

Total borrowed funds increased $1.9 million, or 14.4%, from $13.2 million at December 31, 2013 to $15.1 million at December 31, 2014. There was an increase in customer overnight collateralized repurchase sweeps of $492 thousand, or 35.4%, and an increase in FHLB advances of $1.4 million, or 11.9%, between December 31, 2013 and December 31, 2014. (See Borrowings on page 35.)

Total stockholders’ equity increased $1.6 million, or 3.2%, from $49.8 million at December 31, 2013 to $51.4 million at December 31, 2014. (See Capital Resources on page 40.)

Loan Portfolio. The Company's gross loan portfolio (including loans held for sale) increased $25.7 million, or 5.5%, to $490.7 million, representing 78.6% of assets at December 31, 2014, from $465.0 million, representing 79.4% of assets at December 31, 2013. The Company's loans consist primarily of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Real estate secured loans represent $425.2 million, or 86.7%, of total loans at December 31, 2014 compared to $404.9 million, or 87.1%, of total loans at December 31, 2013. Although competition for good loans is strong, especially in the commercial sector, the Company has been able to originate loans to both current and new customers while maintaining credit quality. The composition mix of the Company's loan portfolio remained relatively unchanged from December 31, 2013, and there was no material change in the Company's lending programs or terms during 2014.

The composition of the Company's loan portfolio at year-end for each of the last five years was as follows:

	2014		2013		2012		2011		2010
	$	%	$	%	$	%	$	%	$	%
	(Dollars in thousands)
Residential real estate	165,475	33.7	159,441	34.3	154,938	34.0	147,426	34.4	132,533	34.7
Construction real estate	37,258	7.6	30,898	6.7	36,018	7.9	28,077	6.5	18,578	4.9
Commercial real estate	211,710	43.1	210,718	45.3	197,240	43.3	200,120	46.6	177,794	46.5
Commercial	20,620	4.2	20,569	4.4	21,463	4.7	23,018	5.4	20,604	5.4
Consumer	4,435	0.9	5,396	1.2	6,065	1.3	6,134	1.4	6,046	1.6
Municipal	40,480	8.3	34,091	7.3	28,421	6.3	19,544	4.6	20,717	5.4
Loans held for sale	10,743	2.2	3,840	0.8	11,014	2.5	4,888	1.1	5,611	1.5
Total loans	490,721	100.0	464,953	100.0	455,159	100.0	429,207	100.0	381,883	100.0

The Company originates and sells qualified residential mortgages in various secondary market avenues, with a majority of sales made to the FHLMC/Freddie Mac. At December 31, 2014, the Company serviced a $511.1 million residential real estate mortgage portfolio, of which $10.7 million was held for sale and approximately $334.9 million was serviced for unaffiliated third parties. This compares to a residential real estate mortgage portfolio of $455.1 million at December 31, 2013, of which $3.8 million was held for sale and approximately $291.8 million was serviced for unaffiliated third parties. Loans held for sale are accounted for at the lower of cost or fair value and are reviewed by management at least quarterly based on current market pricing.

The Company sold $94.9 million of qualified residential real estate loans originated during 2014 to the secondary market to mitigate long-term interest rate risk and to generate fee income, compared to sales of $123.1 million during 2013. The Company generally retains the servicing rights on sold residential mortgage loans. The Company originates and sells FHA, VA, and RD residential mortgage loans, and also has an Unconditional Direct Endorsement Approval from HUD which allows the Company to approve FHA loans originated in any of its Vermont or New Hampshire locations without needing prior HUD approval. Some of the government backed loans qualify for zero down payments without geographic or income restrictions. The Company sells VA and FHA loans as originated with servicing released. These loan products increase the Company's ability to serve the borrowing needs of residents in the communities we serve, including low and moderate income borrowers, while the government guaranty mitigates our exposure to credit risk.

The Company also originates commercial real estate and commercial loans under various SBA, USDA and State sponsored programs which provide an agency guaranty for a portion of the loan amount. There was $4.9 million and $5.3 million guaranteed under these various programs at December 31, 2014 and 2013, respectively, on an aggregate balance of $6.1 million and $6.6 million in subject loans for the same time frames. The Company occasionally sells the guaranteed portion of a loan to other financial concerns and retains servicing rights, which generates fee income. There were no commercial real estate loans sold during 2014.

The Company serviced $30.6 million and $27.7 million of commercial and commercial real estate loans for unaffiliated third parties as of December 31, 2014 and 2013, respectively. This includes $26.6 million and $23.9 million of commercial or commercial real estate loans the Company has participated out to other financial institutions at December 31, 2014 and 2013, respectively. These loans were participated in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.

The Company capitalizes servicing rights for all loans sold with servicing retained and recognizes gains and losses on the sale of the principal portion of these loans as they occur. The unamortized balance of servicing rights on loans sold with servicing retained was $1.4 million as of December 31, 2014 and $1.3 million as of December 31, 2013, with an estimated market value in excess of the carrying value at both year ends. Management periodically evaluates and measures the servicing assets for impairment.

The following table breaks down by classification the contractual maturities of the gross loans held in portfolio and for sale as of December 31, 2014:

	Within 1 Year	2-5 Years	Over 5 Years
	(Dollars in thousands)
Residential real estate
Fixed-rate	$1,234	$1,561	$92,650
Variable-rate	2,108	3,097	75,568
Construction real estate
Fixed-rate	14,300	474	4,304
Variable-rate	1,743	1,883	14,554
Commercial real estate
Fixed-rate	1,848	4,425	26,092
Variable-rate	15,051	4,979	159,315
Commercial
Fixed-rate	886	3,638	4,754
Variable-rate	4,593	4,806	1,943
Municipal
Fixed-rate	30,470	1,678	8,332
Variable-rate	—	—	—
Consumer & Other
Fixed-rate	1,626	2,282	377
Variable-rate	52	55	43
Total	$73,911	$28,878	$387,932

Asset Quality. The Company, like all financial institutions, is exposed to certain credit risks, including those related to the value of the collateral that secures its loans and the ability of borrowers to repay their loans. Consistent application of the Company’s conservative loan policies has helped to mitigate this risk and has been prudent for both the Company and its customers. The Company's Board has set forth well-defined lending policies (which are periodically reviewed and revised as appropriate) that include conservative individual lending limits for officers, aggregate and advisory board approval levels, Board approval for large credit relationships, a quality control program, a loan review program and other limits or standards deemed necessary and prudent. The Company's loan review program encompasses a review process for loan documentation and underwriting for select loans as well as a monitoring process for credit extensions to assess the credit quality and degree of risk in the loan portfolio. Management performs, and shares with the Board, periodic concentration analyses based on various factors such as industries, collateral types, location, large credit sizes and officer portfolio loads. Board approved policies set forth portfolio diversification levels to mitigate concentration risk and the Company participates large credits out to other financial institutions to further mitigate that risk. The Company has established underwriting guidelines to be followed by its officers; material exceptions are required to be approved by a senior loan officer or the Board.

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

The majority of the Company's loan portfolio is secured by real estate located throughout the Company's primary market area of northern Vermont and northwestern New Hampshire. For residential loans, the Company generally does not lend more than 80% of the appraised value of the home without a government guaranty or the borrower purchasing private mortgage insurance. Although the Company lends up to 80% of the collateral value on commercial real estate loans to strong borrowers, the majority of commercial real estate loans do not exceed 75% of the appraised collateral value. Rarely, the loan to value may go up to 100% on loans with government guarantees or other mitigating circumstances. Although the Company's loan portfolio consists of different business segments, there is a portion of the loan portfolio centered in tourism related loans. The Company has implemented risk management strategies to mitigate exposure in this industry through utilizing government guaranty programs as well as participations with other financial institutions as discussed above. Additionally, the loan portfolio contains many loans to seasoned and well established businesses and/or well secured loans which further reduce the Company's risk. Management closely follows the local and national economies and their impact on the local businesses, especially on the tourism industry, as part of the Company's risk management program.

The Company also monitors its delinquency levels for any adverse trends. There can be no assurance that the Company's loan portfolio will not become subject to increasing pressures from deteriorating borrower financial strength or declining collateral values due to general or local economic conditions. Renewed market volatility, high unemployment rates or weakness in the general economic condition of the country or our market area, may have a negative effect on our customers’ ability to make their loan payments on a timely basis and/or on underlying collateral values. Management closely monitors the Company’s loan and investment portfolios, OREO and OAO for potential problems and reports to the Company’s and Union's Board at regularly scheduled meetings. Repossessed assets and loans or investments that are 90 days or more past due are considered to be nonperforming assets.

TDR loans involve one or more of the following; forgiving a portion of interest or principal, refinancing at a rate materially less than the market rate, rescheduling loan payments, or granting other concessions to a borrower due to financial or economic reasons related to the debtor's financial difficulties that the Company would not ordinarily grant. When evaluating the ALL, management makes a specific allocation for TDR loans as they are considered impaired.

The following table details the composition of the Company's nonperforming assets as of December 31:

	2014	2013	2012	2011	2010
	(Dollars in thousands)
Nonaccrual loans	$2,235	$1,434	$2,839	$4,308	$2,792
Loans past due 90 days or more and still accruing interest	2,344	263	307	1,897	806
Total nonperforming loans	4,579	1,697	3,146	6,205	3,598
OREO	297	559	1,052	1,476	1,609
OAO	—	—	—	40	—
Total nonperforming assets	$4,876	$2,256	$4,198	$7,721	$5,207

Guarantees of U.S. or state government agencies on the above nonperforming loans	$259	$19	$—	$730	$129
TDR loans	$1,691	$1,240	$2,850	$2,195	$2,017

There were three loans in process of foreclosure at December 31, 2014 included in nonperforming loans. The aggregate interest on nonaccrual loans not recognized was $1.1 million for each of the years ended December 31, 2014 and 2013 and $1.0 million for the year ended December 31, 2012.

The following table shows trends of certain asset quality ratios monitored by Company's management at December 31:

	2014	2013	2012	2011	2010
Allowance for loan losses to loans not held for sale (1)	0.98%	1.01%	1.05%	1.00%	1.00%
Allowance for loan losses to nonperforming loans	102.51%	273.84%	148.03%	68.11%	104.36%
Nonperforming loans to total loans	0.93%	0.36%	0.69%	1.45%	0.94%
Nonperforming assets to total assets	0.78%	0.39%	0.73%	1.40%	1.15%
Delinquent loans (30 days to nonaccruing) to total loans	2.20%	2.15%	2.56%	3.86%	3.43%
Net charge-offs to average loans not held for sale	0.06%	0.07%	0.05%	0.08%	0.07%
Loan loss provision to net charge-offs	115.87%	96.90%	287.66%	254.93%	201.42%
____________________

(1)
Calculation includes the net carrying amount of loans recorded at fair value from the 2011 branch acquisition as of December 31, 2014 ($9.1 million), December 31, 2013 ($17.0 million) and December 31, 2012 ($22.9 million). Excluding such loans, the ALL to loans not purchased and not held for sale was 1.00% at December 31, 2014, 1.05% at December 31, 2013 and 1.11% at December 31, 2012.

Nonperforming loans at December 31, 2014 increased in terms of dollars by $2.9 million, or 169.8%, and as a percentage of assets from December 31, 2013, with the ALL as a percentage of nonperforming loans decreasing significantly from 273.84% to 102.51%, bringing this ratio back in line with historical trends. The nonperforming and delinquency ratios have increased in comparison to December 31, 2013, however, management still considers the ratios to be at favorable levels. The Company's success at keeping the ratios at favorable levels in these challenging economic conditions is the result of continued focus on maintaining strict underwriting standards, as well as our practice, as a community bank, of actively working with troubled borrowers to resolve the borrower's delinquency, while maintaining the safe and sound credit practices of Union and safeguarding our strong capital position.

At December 31, 2014, the Company had loans rated substandard that were on a performing status totaling $2.4 million, representing 14 customer relationships, compared to $4.0 million at December 31, 2013, representing 16 customer relationships. In management's view, such loans represent a higher degree of risk of becoming nonperforming loans in the future. While still on a performing status, in accordance with the Company's credit policy, loans are internally classified when a review indicates the existence of any of the following conditions, making the likelihood of collection questionable:

•	the financial condition of the borrower is unsatisfactory;

•	repayment terms have not been met;

•	the borrower has sustained losses that are sizable, either in absolute terms or relative to net worth;

•	confidence in the borrower's ability to repay is diminished;

•	loan covenants have been violated;

•	collateral is inadequate; or

•	other unfavorable factors are present.

The Company actively works with customers who may be delinquent or who may have financial difficulties. One of the benefits of being a community financial institution is our employees' and Boards' knowledge of the community and borrowers, which allows us to be proactive and to work closely with our loan customers. The Company's delinquency rates have historically run higher than similar institutions nationally, while losses have been lower. Although management believes that the Company's nonperforming and internally classified loans are generally well-secured and that probable credit losses inherent in the loan portfolio are provided for in the Company's ALL, there can be no assurance that future deterioration in economic conditions and/or collateral values, or changes in other relevant factors will not result in future credit losses.

Except for those nonperforming loans discussed above, the Company's management is not aware of any loans as of December 31, 2014, for which known financial problems of the borrower would cause serious doubts as to the borrower's ability to materially comply with the present loan repayment terms, nor are there any known events that would result in any other loans being designated as nonperforming as of December 31, 2014. The Company’s management is focused on the impact that the prolonged weakened economy may have on its borrowers and closely monitors industry and geographic concentrations for evidence of financial problems. Improvement in local economic indicators has been identified over the past year. The unemployment rate has stabilized in Vermont and was at a 4.2% level at December 31, 2014 and December 31, 2013, while in New Hampshire the rate improved from 5.1% at December 31, 2013 to 4.0% at December 31, 2014. These rates compare favorably with the nationwide rate at 5.6% and 6.7% for the comparable periods. Management will continue to monitor the national, regional and local economic environment and its impact on unemployment, business failures and real estate values in the Company’s market area.

On occasion, the Company acquires residential or commercial real estate properties through or in lieu of loan foreclosure. These properties are held for sale and are initially recorded as OREO at fair value less estimated selling costs at the date of the Company’s acquisition of the property, with fair value based on an appraisal for more significant properties and on a broker’s price opinion for less significant properties. Holding costs and declines in fair value of properties acquired are expensed as incurred. Declines in the fair value after acquisition of the property result in charges against income before tax. There was a $23 thousand decline recognized during 2014, compared to a $175 thousand decline during 2013. The Company evaluates each OREO property at least quarterly for changes in the fair value. The Company had three residential real estate properties classified as OREO at December 31, 2014 valued at $297 thousand, and five residential real estate properties valued at $559 thousand at December 31, 2013. Further softening in the local real estate market would make the potential to recover all principal and related costs for OREO properties uncertain.

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

The ALL is evaluated quarterly using a consistent, systematic methodology, which analyzes the risk inherent in the loan portfolio. In addition to evaluating the collectability of specific loans when determining the appropriate level of the ALL, management also takes into consideration other qualitative factors such as changes in the mix and size of the loan portfolio, credit concentrations, historic loss experience, the amount of delinquencies and loans adversely classified, industry trends, and the impact of the local and regional economy on the Company's borrowers as well as the estimated value of any underlying collateral. The appropriate level of the ALL is assessed by an allocation process whereby specific loss allocations are made against impaired loans and general loss allocations are made against segments of the loan portfolio that have similar attributes. Although the ALL is assessed by allocating reserves by loan category, the total ALL for possible loan losses is available to absorb losses that may occur within any loan category.

The ALL is increased by a provision for loan losses charged to earnings, and reduced by charge-offs, net of recoveries. The provision for loan losses represents management's estimate of the current period credit cost associated with maintaining an appropriate ALL. Based on an evaluation of the loan portfolio and other relevant qualitative factors, management presents a quarterly analysis of the appropriate level of the ALL to the Board, indicating any changes in the ALL since the last review and any recommendations as to adjustments in the ALL and the level of future provisions.

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

The level of ALL allocable to each loan portfolio category with similar risk characteristics is determined based on historical charge-offs, adjusted for qualitative risk factors. A quarterly analysis of various qualitative factors, including portfolio characteristics, national and local economic trends, overall market conditions, and levels of, and trends in, delinquencies and nonperforming loans, helps to ensure that areas with the potential risk for loss are considered in management's ALL estimate. In addition, loans are also evaluated for specific impairment and may be classified as impaired when management believes it is probable that the Company will not collect all the contractual interest and principal payments as scheduled in the loan agreement. Commercial loans with balances greater than $500 thousand was established by management as the threshold for individual impairment evaluation with a specific reserve allocated when warranted. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer, real estate or small balance commercial loans for impairment evaluation, unless such loans are subject to a restructuring agreement or have been identified as impaired as part of a larger customer relationship. A specific reserve amount is allocated to the ALL for individual loans that have been classified as impaired on the basis of the fair value of the collateral for collateral dependent loans, an observable market price, or the present value of anticipated future cash flows.

The composition of the Company’s loan portfolio remained relatively unchanged from December 31, 2013, and there was no material change in the Company’s lending programs or terms during the year.

The following table reflects activity in the ALL for the years ended December 31:

	2014	2013	2012	2011	2010
	(Dollars in thousands)
Balance at the beginning of year	$4,647	$4,657	$4,226	$3,755	$3,493
Charge-offs
Real estate	241	362	247	314	268
Commercial	54	24	—	1	27
Consumer and other	45	16	25	33	20
Total charge-offs	340	402	272	348	315
Recoveries
Real estate	21	60	20	3	7
Commercial	8	6	6	14	21
Consumer and other	13	21	17	27	29
Total recoveries	42	87	43	44	57

Net charge-offs	(298)	(315)	(229)	(304)	(258)
Provision for loan losses	345	305	660	775	520

Balance at the end of year	$4,694	$4,647	$4,657	$4,226	$3,755
Provision charged to income as a percent of average loans	0.07%	0.07%	0.15%	0.19%	0.15%

The following table (net of loans held for sale) shows the internal breakdown by risk component of the Company's ALL and the percentage of loans in each category to total loans in the respective portfolios at December 31:

	2014		2013		2012		2011		2010
	$	%	$	%	$	%	$	%	$	%
	(Dollars in thousands)
Residential real estate	1,330	34.5	1,251	34.6	1,291	34.9	1,250	34.7	1,033	35.2
Construction real estate	439	7.8	390	6.7	456	8.1	367	6.6	240	4.9
Commercial real estate	2,417	44.1	2,644	45.7	2,532	44.4	2,278	47.2	2,117	47.3
Commercial	176	4.3	163	4.4	159	4.8	232	5.5	250	5.5
Consumer	27	0.9	23	1.2	39	1.4	60	1.4	84	1.6
Municipal	42	8.4	35	7.4	30	6.4	21	4.6	21	5.5
Unallocated	263	—	141	—	150	—	18	—	10	—
Total	4,694	100.0	4,647	100.0	4,657	100.0	4,226	100.0	3,755	100.0

There were no changes to the reserve factors assigned to any of the loan portfolios based on the qualitative factor reviews performed during 2014. Management of the Company believes, in its best estimate, that the ALL at December 31, 2014 is appropriate to cover probable credit losses inherent in the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the ALL at December 31, 2014. In addition, our banking regulators, as an integral part of their examination process, periodically review our ALL. Such agencies may require us to recognize adjustments to the ALL based on their judgments about information available to them at the time of their examination. A large adjustment to the ALL for losses in future periods may require increased provisions to replenish the ALL, which could negatively affect earnings. While the Company recognizes that economic slowdowns or financial and credit market turmoil may adversely impact its borrowers' financial performance and ultimately their ability to repay their loans, management continues to be cautiously optimistic about the collectability of the Company's loan portfolio.

Investment Activities. The investment portfolio is used to generate interest and dividend income, manage liquidity and mitigate interest rate sensitivity. At December 31, 2014, the fair value of investment securities AFS was $45.7 million, or 7.3% of assets, compared to $34.3 million, or 5.9% of assets at December 31, 2013. At December 31, 2014, there were $7.2 million of investment securities classified as HTM, compared to $11.2 million at December 31, 2013. The Company had no investments classified as trading. Investment securities classified as AFS are marked-to-market, with any unrealized gain or loss after estimated taxes charged to the equity portion of the balance sheet through the Accumulated other comprehensive (loss) gain component of stockholders' equity. The fair value of investment securities AFS at December 31, 2014 reflects a net unrealized gain of $290 thousand.

At December 31, 2014, 40 debt securities had unrealized losses of $439 thousand, with aggregate depreciation of 0.83% from the Company's amortized cost basis. Securities are evaluated at least quarterly for OTTI and at December 31, 2014, in management's estimation no security was OTTI. Management's evaluation of OTTI is subject to risks and uncertainties and is intended to determine the appropriate amount and timing of recognition of any impairment charge. The assessment of whether such impairment for debt securities has occurred is based on management's best estimate of the cash flows expected to be collected at the individual security level. We regularly monitor our investment portfolio to ensure that securities that may be OTTI are identified in a timely manner and that any impairment charge is recognized in the proper period and, with respect to debt securities, that the impairment is properly allocated between credit losses recognized in earnings and noncredit unrealized losses recognized in OCI (loss). Further deterioration in credit quality, imbalances in liquidity in the financial marketplace or a quick rise in interest rates might adversely affect the fair values of the Company's investment portfolio and may increase the potential that certain unrealized losses will be designated as OTT in future periods, resulting in write-downs.

At December 31, 2014, the Company had no investments in a single company or entity (other than U.S. Government-sponsored enterprise securities) that had an aggregate book value in excess of 2% of our stockholders' equity. As of December 31, 2014, all MBS the Company owned were issued by Government National Mortgage Association, Fannie Mae or the FHLMC/Freddie Mac. Although the Fannie Mae and Freddie Mac debt securities are not explicitly guaranteed by the federal government, one of the stated purposes of the U.S. Treasury's September, 2008 conservatorship and capital support of the two institutions was to stabilize the market in their debt securities, and that purpose was again evident in legislation passed by Congress in late 2009 which effectively lifted any dollar ceiling on the implicit U.S. Treasury guaranty of Fannie Mae and Freddie Mac debt securities.

The following tables show as of December 31 the amortized cost, fair value and weighted average yield on a tax equivalent basis of the Company's investment debt securities portfolio maturing within the stated periods:

	December 31, 2014			Maturities
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Government-sponsored enterprises	$—	$6,028	$2,833	$6,702	$15,563	1.71%
Agency MBS	—	477	2,884	3,155	6,516	2.34%
State and political subdivisions	71	2,041	8,259	5,429	15,800	2.98%
Corporate debt	500	—	6,243	500	7,243	2.66%
Investment securities held-to-maturity:
U.S. Government-sponsored enterprises	—	997	2,000	4,218	7,215	1.83%
Total investment debt securities	$571	$9,543	$22,219	$20,004	$52,337	2.32%

Fair value	$571	$9,584	$22,358	$19,953	$52,466

Weighted average yield	1.27%	1.64%	2.53%	2.44%	2.32%

	December 31, 2013			Maturities
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Government-sponsored enterprises	$—	$—	$8,331	$5,996	$14,327	1.97%
Agency MBS	—	515	2,446	843	3,804	2.46%
State and political subdivisions	—	1,071	5,993	4,866	11,930	4.50%
Corporate debt	—	763	2,731	500	3,994	2.53%
Investment securities held-to-maturity:
U.S. Government-sponsored enterprises	—	2,994	2,000	6,217	11,211	1.58%
Total investment debt securities	$—	$5,343	$21,501	$18,422	$45,266	2.63%

Fair value	$—	$5,380	$20,856	$17,110	$43,346

Weighted average yield	—%	2.07%	2.81%	2.59%	2.63%

	December 31, 2012			Maturities
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Government-sponsored enterprises	$—	$500	$2,000	$2,000	$4,500	1.85%
Agency mortgage-backed	—	164	124	1,055	1,343	2.69%
State and political subdivisions	190	1,077	2,460	6,076	9,803	4.90%
Corporate debt	500	1,788	506	500	3,294	2.59%
Investment securities held-to-maturity:
U.S. Government-sponsored enterprises	—	—	1,500	3,996	5,496	1.95%
Total investment debt securities	$690	$3,529	$6,590	$13,627	$24,436	3.24%

Fair value	$696	$3,589	$6,786	$14,066	$25,137

Weighted average yield	5.01%	3.04%	3.23%	3.28%	3.24%

There were no marketable equity securities held at December 31, 2014. The tables above exclude marketable equity securities with a book value of $746 thousand and a market value of $1.0 million at December 31, 2013, and a book value of $746 thousand and a market value of $797 thousand at December 31, 2012, which have no maturity but were able to be sold by the Company at any time. The tables also exclude mutual funds with a book and market value of $337 thousand at December 31, 2014, of $258 thousand at December 31, 2013 and of $173 thousand at December 31, 2012.

Federal Home Loan Bank of Boston Stock. Union is a member of the FHLB, with an investment of $2.0 million in its Class B common stock at December 31, 2014 and 2013. The Class B common stock has a five year notice requirement for redemption and there is no guarantee of future redemption. Also, there is the possibility of future capital calls by the FHLB on member banks to ensure compliance with its capital plan. Union's investment in FHLB stock is carried in Other assets at cost and is nonmarketable. Similar to evaluating investment securities for OTTI, the Company has evaluated its investment in the FHLB. The FHLB remains in compliance with all regulatory capital ratios as of December 31, 2014 and 2013. Management's most recent evaluation of the Company's holdings of FHLB common stock concluded that the investment was not impaired at December 31, 2014.

Deposits. The following table shows information concerning the Company's average deposits by account type and the weighted average nominal rates at which interest was paid on such deposits for the years ended December 31:

	2014			2013			2012
	Average Amount	Percent of Total Deposits	Average Rate	Average Amount	Percent of Total Deposits	Average Rate	Average Amount	Percent of Total Deposits	Average Rate
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$87,777	16.8	—	$83,744	16.7	—	$75,265	15.6	—
Interest bearing checking accounts	109,944	21.0	0.08%	94,213	18.7	0.09%	88,007	18.2	0.16%
Money market accounts	101,365	19.3	0.20%	101,581	20.2	0.24%	102,071	21.1	0.32%
Savings accounts	79,150	15.1	0.14%	73,099	14.5	0.14%	65,775	13.6	0.14%
Total nontime deposits	378,236	72.2	0.11%	352,637	70.1	0.12%	331,118	68.5	0.17%
Time deposits:
Less than $100,000	70,131	13.4	0.74%	76,195	15.1	0.89%	81,480	16.9	1.13%
$100,000 and over	75,519	14.4	1.09%	74,302	14.8	1.12%	70,605	14.6	1.33%
Total time deposits	145,650	27.8	0.92%	150,497	29.9	1.00%	152,085	31.5	1.22%
Total deposits	$523,886	100.0	0.33%	$503,134	100.0	0.39%	$483,203	100.0	0.50%

Deposits grew $33.7 million, or 6.5%, from $518.4 million at December 31, 2013 to $552.1 million at December 31, 2014. Total average deposits grew $20.8 million, or 4.1%, between years with average nontime deposits growing $25.6 million, or 7.3%, during the same time frame. Average deposits for all categories, except money market and time deposits less than $100 thousand, grew between years. Time deposits have trended towards short duration or migrated to nontime deposits because of the low interest rate environment and the perceived customer desire to be in a position to redeploy funds should there be a rise in interest rates, as evidenced by the decrease in time deposits of $2.5 million, or 1.6%, from December 31, 2013.

The Company participates in the CDARS of Promontory Interfinancial Network, LLC, which permits the Company to offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants. Participants may also purchase deposits through CDARS. There were $11.0 million of time deposits of $250,000 or less on the balance sheet at December 31, 2014, $7.1 million at December 31, 2013 and $6.7 million at December 31, 2012, which were exchanged with other CDARS participants and are therefore considered for certain regulatory purposes to be “brokered” deposits. The Company also participates in Promontory Interfinancial Network's ICS program. ICS is a service through which Union can offer its customers a savings product with access to multi-million dollar FDIC insurance while receiving reciprocal deposits from other banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of savings deposits through ICS provides full deposit insurance coverage for the customer, thereby helping Union to retain the full amount of the deposit on its balance sheet. There were $2.2 million in ICS money market deposits on the balance sheet at December 31, 2014, $2.3 million at December 31, 2013 and $1.9 million at December 31, 2012. None of the Company’s CDARS or ICS deposits, as of the respective balance sheet dates, represent purchased deposits as all such deposits were matched dollar for dollar with Union's customer deposits which were placed in other participating financial institutions, in order to provide our customers with full FDIC insurance coverage for their deposit balances.

A provision of the Dodd-Frank Act permanently raised FDIC deposit insurance coverage to $250 thousand per depositor per insured depository institution for each account ownership category. At December 31, 2014, the Company had deposit accounts with less than $250 thousand totaling $373.6 million, or 67.7% of its deposits, with FDIC insurance protection. An additional $41.6 million of municipal deposits were over the FDIC insurance coverage limit at December 31, 2014 and were collateralized by Union under applicable state regulations by investment securities or loans.

The following table provides a maturity distribution of the Company’s time deposits in denominations of $100 thousand or more at December 31:

	2014	2013
	(Dollars in thousands)
Three months or less	$5,491	$7,942
Over three months through six months	56,097	47,903
Over six months through twelve months	15,664	16,405
Over twelve months	15,506	16,614
	$92,758	$88,864

Borrowings. Advances from the FHLB are another key source of funds to support earning assets. These funds are also used to manage the Bank's interest rate and liquidity risk exposures. The Company's borrowed funds at December 31, 2014 were comprised of borrowings from the FHLB of $13.2 million, at a weighted average rate of 2.30%, and overnight secured customer repurchase agreement sweeps of $1.9 million, at a weighted average rate of 0.25%. At December 31, 2013, borrowed funds were comprised of FHLB advances of $11.8 million, at a weighted average rate of 3.33%, and overnight secured customer repurchase agreement sweeps of $1.4 million, at a weighted average rate of 0.24%. The maximum borrowings outstanding on overnight secured customer repurchase agreement sweeps was $3.4 million and $6.1 million during 2014 and 2013, respectively. The activity related to option advance borrowings reflected a $5.0 million one year bullet advance at a rate of 0.33% taken during the second quarter of 2014 for liquidity purposes, offset by the prepayment of an advance totaling $1.3 million with an interest rate of 5.52% and a maturity date in 2026, and scheduled monthly payments of $325 thousand on long-term amortizing advances during 2014. The borrowing prepayments resulted in penalties paid for the year ended December 31, 2014 of $256 thousand compared to penalties of $169 thousand during 2013 from the prepayment of $1.4 million of advances. The prepayment penalties are included in Other expenses on the Company's consolidated Statements of Income. The Company had no overnight federal funds purchased on December 31, 2014 or 2013. Average borrowings outstanding for 2014 were $16.8 million, compared to average borrowings outstanding for 2013 of $18.0 million. The weighted average interest rate on the Company's borrowings dropped from 2.84% for 2013 to 2.41% for 2014, reflecting the prepayment of higher rate advances and the continued low interest rate environment that prevailed throughout both years.

Liability for Pension Benefits. On October 5, 2012, the Company closed the Plan to new participants and froze the accrual of additional retirement benefits for current participants. As a result of a decrease in the discount rate from 4.84% in 2013 to 3.83% in 2014 and to a lesser extent, worse than expected investment performance experienced during 2014, the net asset of $2.0 million as of December 31, 2013 for the defined benefit pension plan changed to a net liability of $803 thousand as of December 31, 2014. Offsetting the pension liability at December 31, 2014, the Company had deferred tax assets of $810 thousand, and Accumulated other comprehensive loss, net of tax, of $1.6 million. The Accumulated other comprehensive loss has no impact on regulatory capital amounts or ratios or the Company's legal lending limit.

Weighted average assumptions used to determine net periodic pension benefit for the years ended December 31, 2014 and 2013 were a discount rate of 4.84% and 3.95%, respectively, no rate of compensation increase for 2014 or 2013 and an expected long-term rate of return on plan assets of 6.75% for both years. Note 15 to the Consolidated Financial Statements includes further discussion and information on the Company's employee benefits.

There was no minimum required contribution under the ERISA guidelines for 2014 or 2013.

The Company's defined pension benefit obligation and net periodic benefit cost are actuarially determined based on assumptions regarding the appropriate discount rate, current and expected future return on Plan assets, and anticipated mortality rates. While a change in any of the assumptions would have an impact on financial condition and future results of operations, a change in the discount rate and future rate of return on Plan assets could be material. A discount rate is used both to determine the present value of future benefit obligations and the net periodic benefit. The expected rate of return on Plan assets is only used to determine net periodic benefit.

The 2014 pension benefit obligation discount rate utilized is based on the Plan's expected benefit payment stream utilizing December 2014 benchmark pension liability index yield curve spot rates. The discount rate at December 31, 2014 was 3.83%, down from 4.84% at December 31, 2013 and reflecting the decrease in long-term rates between years.

The Company bases its expected rate of return on Plan assets on past history, current earning rates available on investments and economic forecasts of where rates are headed in the future. The expected rate of return is conservative as the Plan has typically taken short-term risk by investing more heavily in equity securities which over the long-term have proved to be good decisions.

Through the end of 2014, our actual net annual investment returns over the last 23 years had a high of 21.94% and a low of negative 26.93%. The latest one year return, as of December 31, 2014, was 2.64% compared to a return of 21.94% as of December 31, 2013. The Plan achieved a cumulative net investment return for the last three years of 11.97% and 8.80% over the last five years. Therefore, the expectation of a 6.75% return is balanced by our discount rate of 3.83% since the Plan has a long-term horizon. Management estimates that the impact of the pension plan for 2015 on the results of operations will approximate a benefit of $408 thousand, as calculated by the actuary as of December 31, 2014, compared to the actual benefit of $436 thousand for 2014 and $119 thousand for 2013.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Interest Rate Risk. Market risk is the potential of loss in a financial instrument arising from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices, and equity prices. As of December 31, 2014, the Company did not have any market risk sensitive instruments acquired for trading purposes. The Company’s market risk arises primarily from interest rate risk inherent in its lending, investing, deposit taking and borrowing activities. Management of interest rate risk is an important component of our asset and liability management process, which is governed by established policies that are reviewed and approved annually. Our investment policy details the types of securities that may be purchased, and establishes portfolio limits and maturity limits for the various sectors. Our investment policy also establishes specific investment quality limits. The ALCO develops guidelines and strategies impacting our asset and liability management-related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. Members of the ALCO also manage the investment portfolio to maximize net interest income while mitigating market and interest rate risk.

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

An outside consultant is utilized to perform rate shocks of our balance sheet to assess our risk to earnings in different interest rate environments, and to perform a variety of other analyses. The consultant’s most recent analysis was as of December 31, 2014. The base simulation assumed no changes in rates, as well as 200 and 300 basis point rising interest rate scenarios which assume a parallel shift of the yield curve over a one-year period, and no growth assumptions. A summary of the results is as follows:
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

The net interest income simulation as of December 31, 2014 showed that the change in net interest income for the next 12 months from our expected or “most likely” forecast was as follows:

Rate Change	Percent Change in Net Interest Income Limit	Percent Change in Net Interest Income
Up 300 basis points	(21.00)%	18.87%
Up 200 basis points	(14.00)%	12.01%
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

The following table details the contractual or notional amount of financial instruments that represented credit risk at December 31, 2014:

	Contract or Notional Amount
	2015	2016	2017	2018	2019	Thereafter	Total
	(Dollars in thousands)
Commitments to originate loans	$27,538	$—	$—	$—	$—	$—	$27,538
Unused lines of credit	45,843	12,619	348	350	—	—	59,160
Standby letters of credit	1,576	70	79	—	—	—	1,725
Credit card arrangement	1,201	—	—	—	—	—	1,201
FHLB MPF credit enhancement obligation, net	498	—	—	—	—	—	498
Total	$76,656	$12,689	$427	$350	$—	$—	$90,122
Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have a fixed expiration date or other termination clause and may require payment of a fee. Approximately $11.1 million of the unused lines of credit outstanding at December 31, 2014 relate to real estate construction loans that are expected to fund within the next twelve months. The remaining lines primarily relate to revolving lines of credit for other real estate or commercial loans. Since many of the loan commitments are expected to expire without being drawn upon and not all credit lines will be utilized, the total commitment amounts do not necessarily represent future cash requirements. Lines of credit incur seasonal volume fluctuations due to the nature of some customers' businesses, such as tourism and maple syrup products production.

Unused lines of credit increased $877 thousand, or 1.5%, from $58.3 million at December 31, 2013 to $59.2 million at December 31, 2014. Some of the larger lines have underlying participation agreements in place with other financial institutions in order to permit the Company to support the credit needs of larger dollar borrowers without bearing all the credit risk in the Company's balance sheet. Commitments to originate loans increased $2.2 million, or 8.9%, from $25.3 million at December 31, 2013 to $27.5 million at December 31, 2014.

The Company may, from time-to-time, enter into commitments to purchase, participate or sell loans, securities, certificates of deposit, or other investment instruments which involve market and interest rate risk. At December 31, 2014, the Company had binding loan commitments to sell residential mortgage loans at fixed rates totaling $1.4 million.

The Company sells 1-4 family residential mortgage loans under the MPF loss-sharing program with FHLB, when management believes it is economically advantageous to do so. Under this program the Company shares in the credit risk of each mortgage, while receiving fee income in return. The Company is responsible for a Credit Enhancement Obligation based on the credit quality of these loans. FHLB funds a first loss account based on the Company's outstanding MPF mortgage balances. This creates a laddered approach to sharing in any losses. In the event of default, homeowner's equity and private mortgage insurance, if any, are the first sources of repayment; the FHLB first loss account funds are then utilized, followed by the member's credit enhancement obligation, with the balance the responsibility of FHLB. These loans must meet specific underwriting standards of the FHLB. As of December 31, 2014, the Company had $23.0 million in loans sold through the MPF program with an outstanding balance of $16.4 million and a contract for the potential delivery of an additional $7.6 million of future loan sales. The volume of loans sold to the MPF program and the corresponding credit obligation are closely monitored by management. As of December 31, 2014, the notional amount of the maximum contingent contractual liability related to this program was $523 thousand, of which $25 thousand was recorded as a reserve through Other liabilities.

Contractual Obligations. The Company and Union have various financial obligations, including contractual obligations that may require future cash payments. The following table presents, as of December 31, 2014, significant fixed and determinable contractual obligations to third parties by payment date:

	Payments Due By Period
	Less than 1 year	2 & 3 years	4 & 5 years	Thereafter	Total
	(Dollars in thousands)
Operating lease commitments	$119	$138	$19	$—	$276
Contractual payments on borrowed funds (1)	7,177	3,177	4,765	—	15,119
Deposits without stated maturity (1) (2)	393,107	—	—	—	393,107
Certificates of deposit (1) (2)	115,963	35,115	7,879	—	158,957
Deferred compensation payouts (3)	110	227	210	337	884
Total	$516,476	$38,657	$12,873	$337	$568,343
____________________

(1)	The amounts exclude interest payable, as such amounts other than $304 thousand in accrued interest payable at December 31, 2014 are not able to be estimated at this time.

(2)
While Union has a contractual obligation to depositors should they wish to withdraw all or some of the funds on deposit, management believes, based on historical analysis as well as current conditions in the financial markets, that the majority of these deposits will remain on deposit for the foreseeable future.

(3)	The amounts exclude $173 thousand in benefit payments, where the payment period begins at the individual's retirement which is not determinable at this time.

The Company’s subsidiary bank is required (as are all banks) to maintain vault cash or a noninterest bearing reserve balance as established by Federal Reserve regulations. The Bank’s average total required reserve for the 14 day maintenance period including December 31, 2014 was $738 thousand, which was satisfied by vault cash.

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

The Company prepares its interest rate sensitivity “gap” analysis by scheduling interest earning assets and interest bearing liabilities into periods based upon the next date on which such assets and liabilities could mature or reprice. The amount of assets and liabilities shown within a particular period was determined in accordance with the contractual terms of the assets and liabilities, except that:

•
adjustable-rate loans, investment securities, variable rate interest bearing deposits in banks, variable-rate time deposits, FHLB advances and other secured borrowings are included in the period when they are first scheduled to adjust and not in the period in which they mature;

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

The following table shows the Company's rate sensitivity analysis as of December 31, 2014:

	Cumulative repriced within
	3 Months or Less	4 to 12 Months	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
	(Dollars in thousands, by repricing date)
Interest sensitive assets:
Overnight deposits	$36,922	$—	$—	$—	$—	$36,922
Interest bearing deposits in banks	543	3,039	4,335	3,497	838	12,252
Investment securities (1)(3)	5,290	3,236	9,672	9,327	25,102	52,627
Nonmarketable securities	—	—	—	—	2,053	2,053
Loans and loans held for sale (2)(3)	174,973	106,677	80,238	83,755	45,433	491,076
Total interest sensitive assets	$217,728	$112,952	$94,245	$96,579	$73,426	$594,930
Interest sensitive liabilities:
Time deposits	$62,251	$53,836	$34,992	$7,878	$—	$158,957
Money markets	24,763	—	—	—	74,577	99,340
Regular savings	13,200	—	—	—	68,232	81,432
Interest bearing checking	54,333	—	—	—	67,617	121,950
Borrowed funds	1,955	5,221	3,177	4,765	—	15,118
Total interest sensitive liabilities	$156,502	$59,057	$38,169	$12,643	$210,426	$476,797
Net interest rate sensitivity gap	$61,226	$53,895	$56,076	$83,936	$(137,000)	$118,133
Cumulative net interest rate sensitivity gap	$61,226	$115,121	$171,197	$255,133	$118,133
Cumulative net interest rate sensitivity gap as a percentage of total assets	9.8%	18.4%	27.4%	40.9%	18.9%
Cumulative net interest rate sensitivity gap as a percentage of total interest sensitive assets	10.3%	19.4%	28.8%	42.9%	19.9%
Cumulative net interest rate sensitivity gap as a percentage of total interest sensitive liabilities	12.8%	24.1%	35.9%	53.5%	24.8%
____________________

(1)	Investment securities exclude mutual funds with a fair value of $337 thousand, respectively, that may be sold by the Company at any time.

(2)	Balances shown include deferred unamortized loan costs of $355 thousand.

(3)	Reflects estimated repayment assumptions considered in Asset/Liability model.

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

As a member of the FHLB, Union had access to pre-approved lines of credit up $16.9 million at December 31, 2014 over and above the $13.2 million term advances already drawn on the lines, based on a FHLB estimate as of that date. With the purchase of required FHLB Class B common stock and evaluation by the FHLB of the underlying collateral available, line availability could have risen to approximately $30.6 million at December 31, 2014. This line of credit can be used for either short-term or long-term liquidity or other needs.

Union also maintains an IDEAL Way Line of Credit with the FHLB. The total line available was $551 thousand at December 31, 2014. There were no borrowings against this line of credit as of such date. Interest on these borrowings is chargeable at a rate determined by the FHLB and payable monthly. Should Union utilize this line of credit, qualified portions of the loan and investment portfolios would collateralize these borrowings.

In addition to its borrowing arrangements with the FHLB, Union maintains preapproved Federal Funds lines of credit totaling $12.0 million with two of its correspondent banks, a repurchase agreement line of credit and access to the Federal Reserve discount window, which would require pledging of qualified assets. There were no balances outstanding on the Federal Funds purchase lines, repurchase agreement line or at the discount window at December 31, 2014.

While scheduled loan and securities payments and FHLB advances are relatively predictable sources of funds, deposit flows and prepayments on loans and MBSs are greatly influenced by market interest rates, economic conditions and competition. The Company's liquidity is actively managed on a daily basis, monitored by the ALCO, and reviewed monthly with the subsidiary's Board. The ALCO measures the Company's marketable assets and credit available to fund liquidity requirements and compares the adequacy of that aggregate amount against the aggregate amount of the Company's interest sensitive or volatile liabilities, such as core deposits and time deposits in excess of $100,000, borrowings and term deposits with short maturities, and credit commitments outstanding. Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. However, any projections of future cash needs and flows are subject to substantial uncertainty, including factors outside the Company's control.

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

Stockholders’ equity increased from $49.8 million at December 31, 2013 to $51.4 million at December 31, 2014, reflecting net income of $7.7 million for 2014, an increase of $20 thousand from stock based compensation, a $39 thousand increase due to the issuance of 2,010 shares of common stock resulting from the exercise of 2,010 incentive stock options and an increase of $705 thousand in OCI attributable to investment securities AFS. These increases were partially offset by cash dividends paid of $4.6 million, a decrease in OCI of $2.2 million attributable to the unfunded pension liability, and Treasury stock purchases of $45 thousand.

The Company has 7,500,000 shares of $2.00 par value common stock authorized. As of December 31, 2014, the Company had 4,929,296 shares issued, of which 4,458,430 were outstanding and 470,866 were held in treasury. Effective May 21, 2014 upon approval by the stockholders, the Company adopted the 2014 Equity Plan which replaced the 2008 ISO Plan. As of December 31, 2014, there were outstanding employee incentive stock options with respect to 7,500 shares granted under the 2008 ISO Plan, all of which were exercisable. Also as of December 31, 2014 there were outstanding employee incentive stock options with respect to 6,000 shares granted under the 2014 Equity Plan that will become exercisable during the fourth quarter of 2015.

In January of 2014, the Company's Board reauthorized the limited stock repurchase plan that was established in May of 2010. The limited stock repurchase plan allows the repurchase of up to 2,500 shares of the Company's common stock each calendar quarter in open market purchases or privately negotiated transactions, as management may deem advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase program expired on December 31, 2014, and was reauthorized in January 2015 for another year. Since inception, as of December 31, 2014, the Company had repurchased 9,788 shares under this program, for a total cost of $192 thousand.

The Company's total capital to risk weighted assets increased to 13.6% at December 31, 2014 from 13.3% at December 31, 2013. Tier I capital to risk weighted assets increased to 12.4% at December 31, 2014 from 12.0% at December 31, 2013 and Tier I capital to average assets increased to 8.1% at December 31, 2014 from 8.0% at December 31, 2013. Union is categorized as well capitalized under the regulatory framework and the Company is well over the minimum capital requirements. The Company has evaluated its capital adequacy at December 31, 2014 on a proforma basis under the BASEL III requirements, which took effect on January 1, 2015, and would be considered well capitalized under such requirements as fully phased in. See Note 21 for additional discussion of BASEL III. The Company remains focused on long-term growth and above-average shareholder return. It has become more important than ever in today's economic environment for banks to ensure and plan ahead to maintain strong capital reserves.

Impact of Inflation and Changing Prices. The Company's consolidated financial statements have been prepared in accordance with GAAP, which allows for the measurement of financial position and results of operations in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Banks have asset and liability structures that are essentially monetary in nature, and their general and administrative costs constitute relatively small percentages of total expenses. Thus, increases in the general price levels for goods and services have a relatively minor effect on the Company's total expenses but could have an impact on our loan customers' financial condition. Interest rates have a more significant impact on the Company's financial performance than the effect of general inflation. During the last five years, the Federal Reserve maintained a target federal funds rate of 0.00% to 0.25% while the U.S. prime rate, which is the base rate that banks use in pricing short-term maturity commercial loans to their best, or most creditworthy, customers remained at 3.25%. The target federal funds rate, which is likely to remain unchanged at least until mid-2015, has never been this low and the last time the prime rate was at 3.25% was in 1955. These market rates are out of the Company's control but have a dramatic impact on net interest income.

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

Regulatory Matters. The Company and Union are subject to periodic examinations by the various regulatory agencies. These examinations include, but are not limited to, procedures designed to review lending practices, risk management, credit quality, liquidity, compliance and capital adequacy. The Company's 2011 corporate tax return was audited by the IRS during 2013. There was no material adjustment to the Company's tax liability as a result of the audit. In January of 2015 the FRB performed its regular, periodic examination of Union. During 2014, the FDIC performed a regular safety and soundness exam, and during 2013 , the Vermont Department of Financial Regulation performed its regular, periodic regulatory examination of Union. No comments were received that would have a material adverse effect on the Company’s or Union’s liquidity, financial position, capital resources, or results of operations.

Item 8. Financial Statements and Supplementary Data

Pursuant to regulatory relief available to smaller reporting companies the Company has elected to present audited statements of income, cash flows, comprehensive income, and changes in stockholders' equity for each of the preceding two, rather than three, fiscal years.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013

	2014	2013
Assets	(Dollars in thousands)
Cash and due from banks	$4,822	$5,223
Federal funds sold and overnight deposits	36,922	25,496
Cash and cash equivalents	41,744	30,719
Interest bearing deposits in banks	12,252	17,613
Investment securities available-for-sale	45,749	34,281
Investment securities held-to-maturity (fair value $7.1 million and $10.4 million at December 31, 2014 and December 31, 2013, respectively)	7,215	11,211
Loans held for sale	10,743	3,840
Loans	479,978	461,113
Allowance for loan losses	(4,694)	(4,647)
Net deferred loan costs	355	170
Net loans	475,639	456,636
Accrued interest receivable	1,854	1,663
Premises and equipment, net	11,853	10,678
Core deposit intangible	1,096	1,267
Goodwill	2,223	2,223
Investment in real estate limited partnerships	2,824	3,119
Company-owned life insurance	3,517	3,393
Other assets	7,354	8,800
Total assets	$624,063	$585,443
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$90,385	$87,247
Interest bearing	302,722	269,614
Time	158,957	161,493
Total deposits	552,064	518,354
Borrowed funds	15,118	13,216
Accrued interest and other liabilities	5,447	4,053
Total liabilities	572,629	535,623
Commitments and Contingencies (Notes 8, 15, 16, 17, 18 and 21)
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,929,296 shares issued at December 31, 2014 and 4,927,286 shares issued at December 31, 2013	9,859	9,855
Additional-paid-in capital	418	363
Retained earnings	46,462	43,405
Treasury stock at cost; 470,866 shares at December 31, 2014 and 468,927 shares at December 31, 2013	(3,925)	(3,880)
Accumulated other comprehensive (loss) income	(1,380)	77
Total stockholders' equity	51,434	49,820
Total liabilities and stockholders' equity	$624,063	$585,443

See accompanying notes to consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2014 and 2013

	2014	2013
Interest and dividend income	(Dollars in thousands, except per share data)
Interest and fees on loans	$23,416	$23,334
Interest on debt securities:
Taxable	817	543
Tax exempt	367	283
Dividends	68	63
Interest on federal funds sold and overnight deposits	24	32
Interest on interest bearing deposits in banks	160	226
Total interest and dividend income	24,852	24,481
Interest expense
Interest on deposits	1,746	1,943
Interest on short-term borrowed funds	5	12
Interest on long-term borrowed funds	404	504
Total interest expense	2,155	2,459
Net interest income	22,697	22,022
Provision for loan losses	345	305
Net interest income after provision for loan losses	22,352	21,717
Noninterest income
Trust income	726	644
Service fees	5,354	5,059
Net gains (losses) on sales of investment securities available-for-sale	315	(1)
Net gains on sales of loans held for sale	2,097	2,305
Other income	417	502
Total noninterest income	8,909	8,509
Noninterest expenses
Salaries and wages	8,916	8,964
Pension and other employee benefits	2,725	2,777
Occupancy expense, net	1,199	1,156
Equipment expense	1,674	1,597
Other expenses	7,080	6,735
Total noninterest expenses	21,594	21,229
Income before provision for income taxes	9,667	8,997
Provision for income taxes	1,973	1,862
Net income	$7,694	$7,135

Earnings per common share	$1.73	$1.60
Dividends per common share	$1.04	$1.01

See accompanying notes to consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2014 and 2013

	2014	2013
	(Dollars in thousands)
Net income	$7,694	$7,135
Other comprehensive (loss) income, net of tax:
Investment securities available-for-sale:
Net unrealized holding gains (losses) arising during the period on investment securities available-for-sale	913	(1,022)
Reclassification adjustments for net (gains) losses on investment securities available-for-sale realized in net income	(208)	1
Total	705	(1,021)
Defined benefit pension plan:
Net actuarial (loss) gain arising during period	(2,162)	2,983
Reclassification adjustment for amortization of net actuarial loss realized in net income	—	125
Total	(2,162)	3,108
Total other comprehensive (loss) income	(1,457)	2,087
Total comprehensive income	$6,237	$9,222

See accompanying notes to consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2014 and 2013

	Common Stock
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive (loss) income	Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances, December 31, 2012	4,456,081	$9,848	$295	$40,772	$(3,859)	$(2,010)	$45,046
Net income	—	—	—	7,135	—	—	7,135
Other comprehensive income	—	—	—	—	—	2,087	2,087
Cash dividends declared ($1.01 per share)	—	—	—	(4,502)	—	—	(4,502)
Stock based compensation expense	—	—	12	—	—	—	12
Exercise of stock options	3,300	7	56	—	—	—	63
Purchase of treasury stock	(1,022)	—	—	—	(21)	—	(21)
Balances, December 31, 2013	4,458,359	9,855	363	43,405	(3,880)	77	49,820
Net income	—	—	—	7,694	—	—	7,694
Other comprehensive loss	—	—	—	—	—	(1,457)	(1,457)
Cash dividends declared ($1.04 per share)	—	—	—	(4,637)	—	—	(4,637)
Stock based compensation expense	—	—	20	—	—	—	20
Exercise of stock options	2,010	4	35	—	—	—	39
Purchase of treasury stock	(1,939)	—	—	—	(45)	—	(45)
Balances, December 31, 2014	4,458,430	$9,859	$418	$46,462	$(3,925)	$(1,380)	$51,434

See accompanying notes to consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2014 and 2013

	2014	2013
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income	$7,694	$7,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	976	902
Provision for loan losses	345	305
Deferred income tax (benefit) provision	(37)	581
Net amortization of investment securities	105	49
Equity in losses of limited partnerships	800	690
Stock based compensation expense	20	12
Net increase in unamortized loan costs	(185)	(31)
Proceeds from sales of loans held for sale	96,989	125,430
Origination of loans held for sale	(101,795)	(115,951)
Net gains on sales of loans held for sale	(2,097)	(2,305)
Net loss on disposals of premises and equipment	19	—
Net (gains) losses on sale of investment securities available-for-sale	(315)	1
Write-downs of impaired assets	23	178
Net gains on sales of other real estate owned	(134)	(8)
Increase in accrued interest receivable	(191)	(124)
Amortization of core deposit intangible	171	171
Decrease (increase) in other assets	1,849	(1,510)
(Decrease) increase in other liabilities	(2,033)	2,293
Net cash provided by operating activities	2,204	17,818
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	10,423	9,696
Purchases	(5,062)	(5,387)
Investment securities held-to-maturity
Proceeds from maturities, calls and paydowns	6,000	500
Purchases	(2,000)	(6,214)
Investment securities available-for-sale
Proceeds from sales	7,420	1,020
Proceeds from maturities, calls and paydowns	4,307	4,739
Purchases	(21,921)	(21,009)
Net increase in loans	(19,369)	(17,641)
Recoveries of loans charged off	42	87
Purchases of premises and equipment	(2,170)	(1,291)
Investments in limited partnerships	(354)	—
Purchase of nonmarketable equity securities	—	(77)
Proceeds from sales of other real estate owned	536	598
Net cash used in investing activities	(22,148)	(34,979)

Cash Flows From Financing Activities
Advances of long-term debt	—	2,000
Repayment of long-term debt	(3,589)	(1,932)
Net increase (decrease) in short-term borrowings outstanding	5,491	(2,599)
Net increase in noninterest bearing deposits	3,138	3,532
Net increase (decrease) in interest bearing deposits	33,108	(3,891)
Net (decrease) increase in time deposits	(2,536)	8,720
Issuance of common stock	39	63
Purchase of treasury stock	(45)	(21)
Dividends paid	(4,637)	(4,502)
Net cash provided by financing activities	30,969	1,370
Net increase (decrease) in cash and cash equivalents	11,025	(15,791)
Cash and cash equivalents
Beginning of year	30,719	46,510
End of year	$41,744	$30,719
Supplemental Disclosures of Cash Flow Information
Interest paid	$2,146	$2,464
Income taxes paid	$1,945	$1,350
Supplemental Schedule of Noncash Investing and Financing Activities
Other real estate acquired in settlement of loans	$464	$572
Loans originated to finance the sale of other real estate owned	$300	$100
Investment in limited partnerships acquired by capital contributions payable	$151	$—

See accompanying notes to consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Basis of financial statement presentation

The accounting and reporting policies of Union Bankshares, Inc. and the Subsidiary (the Company) are in conformity with U.S. GAAP and general practices within the banking industry. The following is a description of the more significant policies.

The consolidated financial statements include the accounts of Union Bankshares, Inc., and its wholly owned subsidiary, Union Bank headquartered in Morrisville, Vermont. All significant intercompany transactions and balances have been eliminated. The Company utilizes the accrual method of accounting for financial reporting purposes.

Certain amounts in the 2013 financial statements have been reclassified to conform to the current year presentation.

The acronyms, abbreviations and capitalized terms identified below are used throughout this Form 10-K, including Part I, Part II and III. The following is provided to aid the reader and provide a reference page when reviewing this Form 10-K:

AFS:	Available-for-sale	HUD:	U.S. Department of Housing and Urban Development
ALCO:	Asset Liability Management Committee	ICS:	Insured Cash Sweeps of the Promontory Interfinancial Network
ALL:	Allowance for loan losses	IRS:	Internal Revenue Service
ASC:	Accounting Standards Codification	MBS:	Mortgage-backed security
ASU:	Accounting Standards Update	MPF:	Mortgage Partnership Finance Program
BHCA:	Bank Holding Company Act of 1956	MSRs:	Mortgage Servicing rights
Board:	Board of Directors	NASDAQ:	NASDAQ Global Security Market
bp or bps:	Basis point(s)	OAO:	Other assets owned
Branch Acquisition:	The acquisition of three New Hampshire branches in May 2011	OCI:	Other comprehensive income (loss)
CDARS:	Certificate of Deposit Accounts Registry Service of the Promontory Interfinancial Network	OFAC:	U.S. Office of Foreign Assets Control
CFPB:	Consumer Financial Protection Bureau	OREO:	Other real estate owned
COLI:	Company Owned Life Insurance	OTTI:	Other-than-temporary impairment
Company:	Union Bankshares, Inc. and Subsidiary	OTT:	Other-than-temporary
DFR:	Vermont Department of Financial Regulation	Plan:	The Union Bank Pension Plan
Dodd-Frank Act:	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	RD:	USDA Rural Development
FASB:	Financial Accounting Standards Board	SBA:	U.S. Small Business Administration
FDIC:	Federal Deposit Insurance Corporation	SEC:	U.S. Securities and Exchange Commission
FDICIA:	The Federal Deposit Insurance Corporation Improvement Act of 1991	SOX Act	Sarbanes Oxley Act of 2002
FHA:	U.S. Federal Housing Administration	TDR:	Troubled-debt restructuring
FHLB:	Federal Home Loan Bank of Boston	Union:	Union Bank, the sole subsidiary of Union Bankshares, Inc
FRB:	Federal Reserve Board	USDA:	U.S. Department of Agriculture
Fannie Mae:	Federal National Mortgage Association	VA:	U.S. Veterans Administration
FHLMC/Freddie Mac:	Federal Home Loan Mortgage Corporation	2006 Plan:	Executive Nonqualified Excess Plan
GAAP:	Generally accepted accounting principles in the United States	2008 Plan:	2008 Amended and Restated Nonqualified Deferred Compensation Plan
GLBA:	Gramm-Leach-Bliley Financial Modernization Act of 1999	2008 ISO Plan:	2008 Incentive Stock Option Plan of the Company
HTM:	Held-to-maturity	2014 Equity Plan:	2014 Equity Incentive Plan

Nature of operations

The Company provides a variety of financial services to individuals, municipalities, commercial and nonprofit customers through its branches, ATMs, telebanking, mobile and internet banking systems in northern Vermont and northwestern New Hampshire. This market area encompasses primarily retail consumers, small businesses, municipalities, agricultural producers and the tourism industry. The Company's primary deposit products are checking, savings, money market accounts, certificates of deposit and individual retirement accounts and its primary lending products are commercial, real estate, municipal and consumer loans. The Company also offers fiduciary and asset management services through its Asset Management Group, an unincorporated division of Union.

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

Use of estimates in preparation of financial statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Material estimates that are particularly susceptible to significant change in the near term and involve inherent uncertainties relate to the determination of the ALL on loans, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, deferred tax assets, judgments regarding valuation and impairment of investment securities and other assets as well as pension plan accounting. These estimates involve a significant degree of complexity and subjectivity and the amount of the change that is reasonably possible, should any of these estimates prove inaccurate, cannot be estimated.

Presentation of cash flows

For purposes of presentation in the consolidated statements of cash flows, cash and cash equivalents includes cash on hand, amounts due from banks (including cash items in process of clearing), federal funds sold (generally purchased and sold for one day periods) and overnight deposits.

Trust operations

Assets held by Union's Asset Management Group in a fiduciary or agency capacity, other than trust cash on deposit with Union, are not included in these consolidated financial statements because they are not assets of Union or the Company.

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

Investment securities

Investment securities purchased and held primarily for resale in the near future are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings. Debt securities the Company has the positive intent and ability to hold to maturity are classified as HTM and reported at amortized cost. Debt and equity securities not classified as either HTM or trading are classified as AFS. Investments classified as AFS are reported at fair value.

Accretion of discounts and amortization of premiums arising at acquisition on investment securities are included in income using the effective interest method over the life of the securities to maturity or call date for non amortizing securities and the level yield method which anticipates prepayments for amortizing securities. Unrealized gains and losses on investment securities AFS are excluded from earnings and reported in Accumulated OCI, net of tax and reclassification adjustment, as a separate component of stockholders' equity. The specific identification method is used to determine realized gains and losses on sales of AFS or trading securities.

The Company evaluates all investment securities on a quarterly basis, and more frequently when economic conditions warrant, to determine if an OTTI exists. A security is considered impaired if the fair value is lower than its amortized cost basis at the report date. If impaired, management then assesses whether the unrealized loss is OTT.

An unrealized loss is generally deemed to be OTT and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security. The credit loss component of an OTT write-down is recorded, net of tax effect, through net income as a component of OTT impairment losses in the consolidated statement of income, while the remaining portion of the impairment loss is recognized in OCI, provided the Company does not intend to sell the underlying debt security and it is "more likely than not" that the Company will not have to sell the debt security prior to recovery. Declines in the fair values of individual equity securities that are deemed by management to be OTT are reflected in noninterest income when identified.

Management considers the following factors in determining whether an OTTI exists and the period over which the security is expected to recover:

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

The loans purchased in the 2011 Branch Acquisition were recorded at the estimated fair value at the time of purchase. The estimated fair value contains both accretable and nonaccretable components. The accretable component is amortized as an adjustment to the related loan yield over the average life of the loan. The nonaccretable component represents probable loss due to credit risk and is reviewed by management periodically and adjusted as deemed necessary.

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

The ALL consists of specific, general and unallocated components. The specific component relates to the loans that are classified as impaired. Loans are evaluated for impairment and may be classified as impaired when management believes it is probable that the Company will not collect all the contractual interest and principal payments as scheduled in the loan agreement. Impaired loans may also include troubled loans that are restructured. A TDR occurs when the Company, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that would otherwise not be granted. A TDR classification may result from the transfer of assets to the Company in partial satisfaction of a troubled loan, a modification of a loan's terms (such as reduction of stated interest rates below market rates, extension of maturity that does not conform to the Company's policies, reduction of the face amount of the loan, reduction of accrued interest, or reduction or deferment of loan payments), or a combination. A specific reserve amount is allocated to the ALL for individual loans that have been classified as impaired based on management's estimate of the fair value of the collateral for collateral dependent loans, an observable market price, or the present value of anticipated future cash flows. The Company accounts for the change in present value attributable to the passage of time in the loan loss reserve. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer, real estate or small balance commercial loans for impairment evaluation, unless such loans are subject to a restructuring agreement or have been identified as impaired as part of a larger customer relationship.

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

Intangible assets

Intangible assets include goodwill, which represents the excess of the purchase price over the fair value of net assets acquired in the 2011 Branch Acquisition , as well as a core deposit intangible related to the deposits acquired (see Note 9). The core deposit intangible is amortized on a straight line basis over the estimated average life of the acquired core deposit base of 10 years. The Company evaluates the valuation and amortization of the core deposit intangible if events occur that could result in possible impairment. With respect to goodwill, in accordance with current authoritative guidance, the Company assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the Company is less than its carrying amount, which could result in goodwill impairment.

Federal Home Loan Bank stock

As a member of the FHLB, Union is required to invest in Class B common stock of the FHLB. The Class B common stock has a five year notice requirement for redemption and there is no guarantee of future redemption. Also, there is the possibility of future capital calls by the FHLB on member banks to ensure compliance with its capital plan. FHLB stock is reported in Other assets at its par value of $2.0 million at December 31, 2014 and December 31, 2013. The stock is nonmarketable, and is redeemable by the FHLB at par value.

Company-owned life insurance

COLI represents life insurance on the lives of certain current or former directors or employees who have provided positive consent allowing the Company to be the beneficiary of such policies. The Company utilizes COLI as tax-efficient funding for certain benefit obligations to its employees and directors, including obligations under one of the Company's nonqualified deferred compensation plans. (See Note 15.) The Company is the primary beneficiary of the insurance policies. Increases in the cash value of the policies, as well as any gain on insurance proceeds received, are recorded in Other income, and are not currently subject to income taxes. COLI is recorded at the cash value of the policies, less any applicable cash surrender charges (of which there are currently none). The Company reviews the financial strength of the insurance carriers prior to the purchase of COLI to ensure minimum credit ratings of at least investment grade. The financial strength of the carriers is reviewed annually and COLI with any individual carrier is limited by Company policy to 10% of capital plus reserves.

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

Defined Benefit Pension plan

Union sponsors a noncontributory defined benefit pension plan covering all eligible employees employed prior to October 5, 2012. On that date, the Company closed The Plan to new participants and froze the accrual of retirement benefits for current participants. Union continues to maintain the frozen Plan and related Trust and continues to distribute benefits to participants in such manner as provided under the terms of the Plan. The costs of this Plan, based on actuarial computations of current benefits for employees, are credited to Pension and other employee benefits.

Advertising costs

The Company expenses advertising costs as incurred and they are included in Other expenses in the Company's consolidated statement of income.

Earnings per common share

Earnings per common share for the period are computed based on the weighted average number of shares of common stock issued, retroactively adjusted for stock splits and stock dividends and reduced for shares held in treasury. The weighted average shares outstanding were 4,458,393 and 4,457,261 for the years ended December 31, 2014 and 2013, respectively. There were incentive stock options with respect to 13,500 shares and 14,500 shares outstanding at December 31, 2014 and December 31, 2013, respectively, excluded from the computation of diluted earnings per share since dilution resulting from these stock options would be immaterial.

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

Stock Based Compensation

Effective May 21, 2014 upon approval by the stockholders, the Company adopted the 2014 Equity Plan. Under the 2014 Equity Plan, 50,000 shares of the Company’s common stock (including approximately 25,000 unused shares from the 2008 ISO Plan) are available for equity awards of incentive stock options, nonqualified stock options, restricted stock and restricted stock units to eligible officers and (except for awards of incentive stock options) nonemployee directors.

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

Note 2.  Restrictions on Cash and Cash Equivalents

The nature of the Company's business requires that it maintain amounts due from correspondent banks which, at times, may exceed federally insured limits. The balances in these accounts at December 31, were as follows:

	2014	2013
	(Dollars in thousands)
Noninterest bearing accounts	$724	$548
Federal Reserve Bank of Boston	36,550	23,317
FHLB of Boston	572	443

No losses have been experienced in these accounts and the Company believes it is not exposed to any significant risk with respect to the accounts.

The Company had no requirement to maintain contracted clearing balances at December 31, 2014 or 2013. Balances at the Federal Reserve Bank of Boston and a portion of the funds at the FHLB are classified as overnight deposits as they earn interest. The Company is required to maintain vault cash or noninterest bearing reserve balances with Federal Reserve Bank of Boston. Total reserve balances required at December 31, 2014 and 2013 were $738 thousand and $652 thousand, respectively, which were both satisfied by vault cash.

Note 3.  Interest Bearing Deposits in Banks

Interest bearing deposits in banks consist of certificates of deposit purchased from various financial institutions. Deposits at each institution are generally maintained at or below the FDIC insurable limit of $250 thousand. Certificates are held with rates ranging from 0.50% to 2.55% and mature at various dates through 2028, with $3.6 million scheduled to mature in 2015.

Note 4. Investment Securities
Investment securities as of the balance sheet dates consisted of the following:

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$15,563	$23	$(145)	$15,441
Agency MBS	6,516	92	(15)	6,593
State and political subdivisions	15,800	355	(52)	16,103
Corporate	7,243	98	(66)	7,275
Total debt securities	45,122	568	(278)	45,412
Mutual funds	337	—	—	337
Total	$45,459	$568	$(278)	$45,749
Held-to-maturity
U.S. Government-sponsored enterprises	$7,215	$—	$(161)	$7,054

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$14,327	$11	$(1,101)	$13,237
Agency MBS	3,804	18	(75)	3,747
State and political subdivisions	11,930	328	(94)	12,164
Corporate	3,994	—	(160)	3,834
Total debt securities	34,055	357	(1,430)	32,982
Marketable equity securities	746	296	(1)	1,041
Mutual funds	258	—	—	258
Total	$35,059	$653	$(1,431)	$34,281
Held-to-maturity
U.S. Government-sponsored enterprises	$11,211	$2	$(849)	$10,364

Investment securities with a carrying amount of $6.5 million and $3.3 million at December 31, 2014 and 2013, respectively, were pledged as collateral for public deposits, customer repurchase agreements and for other purposes as required or permitted by law.

Information pertaining to all investment securities with gross unrealized losses as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

December 31, 2014	Less Than 12 Months			12 Months and Over			Total
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
		(Dollars in thousands)
Debt securities:
U.S. Government-sponsored enterprises	6	$4,431	$(16)	14	$12,307	$(290)	20	$16,738	$(306)
Agency MBS	2	611	(10)	2	810	(5)	4	1,421	(15)
State and political subdivisions	7	2,326	(40)	3	878	(12)	10	3,204	(52)
Corporate	3	1,181	(21)	3	1,472	(45)	6	2,653	(66)
Total	18	$8,549	$(87)	22	$15,467	$(352)	40	$24,016	$(439)

December 31, 2013	Less Than 12 Months			12 Months and Over			Total
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
		(Dollars in thousands)
Debt securities:
U.S. Government-sponsored enterprises	21	$16,213	$(1,292)	6	$4,839	$(658)	27	$21,052	$(1,950)
Agency MBS	6	2,844	(75)	—	—	—	6	2,844	(75)
State and political subdivisions	9	3,175	(72)	1	329	(22)	10	3,504	(94)
Corporate	6	2,420	(53)	3	1,414	(107)	9	3,834	(160)
Total debt securities	42	24,652	(1,492)	10	6,582	(787)	52	31,234	(2,279)
Marketable equity securities	—	—	—	1	13	(1)	1	13	(1)
Total	42	$24,652	$(1,492)	11	$6,595	$(788)	53	$31,247	$(2,280)

The Company has the ability to hold the investment securities that had unrealized losses at December 31, 2014 for the foreseeable future and no declines were deemed by management to be OTT.

Proceeds from the sale of securities AFS were $7.4 million and $1.0 million in 2014 and 2013, respectively. Gross realized gains from the sale of securities AFS were $393 thousand and $3 thousand in 2014 and 2013, respectively, while gross realized losses were $78 thousand and $4 thousand in 2014 and 2013, respectively. The specific identification method is used to determine realized gains and losses on sales of AFS securities.

The amortized cost and estimated fair value of debt securities by contractual scheduled maturity as of December 31, 2014, were as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Available-for-sale
Due in one year or less	$571	$571
Due from one to five years	8,069	8,112
Due from five to ten years	17,335	17,451
Due after ten years	12,631	12,685
	38,606	38,819
Agency MBS	6,516	6,593
Total debt securities available-for-sale	$45,122	$45,412
Held-to-maturity
Due from one to five years	$997	$989
Due from five to ten years	2,000	1,972
Due after ten years	4,218	4,093
Total debt securities held-to-maturity	$7,215	$7,054

Actual maturities may differ for certain debt securities that may be called by the issuer prior to the contractual maturity. Actual maturities may differ from contractual maturities on agency MBS because the mortgages underlying the securities may be prepaid, usually without any penalties. Therefore, these agency MBS are shown separately and not included in the contractual maturity categories in the above maturity summary.

Note 5.  Loans Held for Sale and Loan Servicing

At December 31, 2014 and 2013, Loans held for sale consisted of conventional residential mortgages originated for subsequent sale. At December 31, 2014 and 2013, the estimated fair value of these loans was in excess of their carrying value, and therefore no valuation reserve was necessary for loans held for sale.

Commercial and mortgage loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balance of commercial and mortgage loans serviced for others was $365.4 million and $319.5 million at December 31, 2014 and 2013, respectively. Loans sold during 2014 consisted of $94.9 million in residential loans, resulting in $2.1 million of net gains realized on the sale of those loans. There were $123.1 million in residential loans sold in 2013, resulting in net gains of $2.3 million. No commercial loans were sold during 2014 or 2013. There were no obligations to repurchase loans for any amount at December 31, 2014, but there were contractual risk sharing commitments on certain sold loans totaling $523 thousand as of such date.

The Company generally retains the servicing rights on loans sold. At December 31, 2014 and 2013, the unamortized balance of servicing rights on loans sold with servicing retained was $1.4 million and $1.3 million, respectively, included in Other assets. The estimated fair value of these servicing rights was in excess of their carrying value at both December 31, 2014 and 2013, and therefore no impairment reserve was necessary. Loan servicing rights of $571 thousand and $737 thousand were capitalized in 2014 and 2013, respectively. Amortization of servicing rights was $528 thousand and $507 thousand for 2014 and 2013, respectively. The net capitalization and amortization of MSRs is included in Other income.

Note 6.  Loans
The composition of Net loans at December 31, was as follows:

	2014	2013
	(Dollars in thousands)
Residential real estate	$165,475	$159,441
Construction real estate	37,258	30,898
Commercial real estate	211,710	210,718
Commercial	20,620	20,569
Consumer	4,435	5,396
Municipal	40,480	34,091
Gross loans	479,978	461,113
Allowance for loan losses	(4,694)	(4,647)
Net deferred loan costs	355	170
Net loans	$475,639	$456,636

The loans purchased in the 2011 Branch Acquisition were initially recorded at $32.9 million, the estimated fair value at the time of purchase. The estimated fair value contained both accretable and nonaccretable components. The accretable component is amortized as an adjustment to the related loan yield over the average life of the loan. The nonaccretable component represents probable loss due to credit risk and is reviewed by management periodically and adjusted as deemed necessary. At the acquisition date, the fair value of the loans acquired resulted in an accretable loan premium component of $545 thousand, less a nonaccretable credit risk component of $318 thousand. The balance of the nonaccretable credit risk component was $193 thousand and $296 thousand at December 31, 2014 and 2013, respectively. There was a $103 thousand decrease in the nonaccretable credit risk component balance during the year ended December 31, 2014 due to a $24 thousand loss recognized on one acquired residential real estate loan and a $79 thousand adjustment from the transfer of the commercial, consumer, junior lien and municipal acquired loan portfolios to the Bank's existing loan portfolios. There was no change in the nonaccretable credit risk component during 2013. Changes in the accretable and nonaccretable components have been charged to Interest and fees on loans on the Company's consolidated statements of income for the periods reported. The net carrying amounts of the acquired loans were $9.1 million and $17.0 million at December 31, 2014 and 2013, respectively, and are included in the loan balances above.

The following table summarizes activity in the accretable loan premium component for the acquired loan portfolio:

	For The Years Ended December 31,
	2014	2013
	(Dollars in thousands)
Balance at beginning of year	$374	$454
Loan premium amortization	(80)	(80)
Changes in expected cash flows due to paydowns	2	—
Adjustment to transfer acquired loans into the Bank's existing loan portfolio	(4)	—
Balance at end of year	$292	$374

Residential real estate loans aggregating $37.8 million and $22.7 million at December 31, 2014 and 2013, respectively, were pledged as collateral on deposits of municipalities. Qualified first mortgages held by Union may also be pledged as collateral for borrowings from the FHLB under a blanket lien.

A summary of current, past due and nonaccrual loans as of the balance sheet dates follows:

December 31, 2014	Current	30-59 Days	60-89 Days	90 Days and over and accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$159,430	$2,278	$1,342	$890	$1,535	$165,475
Construction real estate	37,075	112	10	—	61	37,258
Commercial real estate	207,325	2,194	173	1,454	564	211,710
Commercial	20,462	60	23	—	75	20,620
Consumer	4,391	36	8	—	—	4,435
Municipal	40,480	—	—	—	—	40,480
Total	$469,163	$4,680	$1,556	$2,344	$2,235	$479,978

December 31, 2013	Current	30-59 Days	60-89 Days	90 Days and over and accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$153,469	$3,371	$1,247	$262	$1,092	$159,441
Construction real estate	30,513	300	59	—	26	30,898
Commercial real estate	207,429	1,117	1,938	—	234	210,718
Commercial	20,326	195	—	—	48	20,569
Consumer	5,295	66	—	1	34	5,396
Municipal	34,091	—	—	—	—	34,091
Total	$451,123	$5,049	$3,244	$263	$1,434	$461,113

Aggregate interest on nonaccrual loans not recognized was $1.1 million for the years ended December 31, 2014 and 2013.

Note 7.  Allowance for Loan Losses and Credit Quality

Changes in the ALL, by class of loans, were as follows for the years ended:

December 31, 2014	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2013	$1,251	$390	$2,644	$163	$23	$35	$141	$4,647
Provision (credit) for loan losses	177	37	(93)	59	36	7	122	345
Recoveries of amounts charged off	1	12	8	8	13	—	—	42
	1,429	439	2,559	230	72	42	263	5,034
Amounts charged off	(99)	—	(142)	(54)	(45)	—	—	(340)
Balance, December 31, 2014	$1,330	$439	$2,417	$176	$27	$42	$263	$4,694

December 31, 2013	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2012	$1,291	$456	$2,532	$159	$39	$30	$150	$4,657
Provision (credit) for loan losses	293	(62)	77	22	(21)	5	(9)	305
Recoveries of amounts charged off	13	12	35	6	21	—	—	87
	1,597	406	2,644	187	39	35	141	5,049
Amounts charged off	(346)	(16)	—	(24)	(16)	—	—	(402)
Balance, December 31, 2013	$1,251	$390	$2,644	$163	$23	$35	$141	$4,647

The allocation of the ALL, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates were as follows:

December 31, 2014	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$73	$—	$70	$—	$—	$—	$—	$143
Collectively evaluated for impairment	1,257	439	2,347	176	27	42	263	4,551
Total allocated	$1,330	$439	$2,417	$176	$27	$42	$263	$4,694

December 31, 2013	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$46	$13	$278	$—	$—	$—	$—	$337
Collectively evaluated for impairment	1,205	377	2,366	163	23	35	141	4,310
Total allocated	$1,251	$390	$2,644	$163	$23	$35	$141	$4,647

Despite the allocation shown in the tables above, the ALL is general in nature and is available to absorb losses from any class of loan.

The recorded investment in loans, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates were as follows:

December 31, 2014	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$950	$275	$3,332	$123	$—	$—	$4,680
Collectively evaluated for impairment	159,888	36,983	203,963	20,497	4,435	40,480	466,246
	160,838	37,258	207,295	20,620	4,435	40,480	470,926
Acquired loans	4,637	—	4,415	—	—	—	9,052
Total	$165,475	$37,258	$211,710	$20,620	$4,435	$40,480	$479,978

December 31, 2013	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$821	$348	$4,219	$109	$—	$—	$5,497
Collectively evaluated for impairment	151,297	30,550	197,696	20,145	5,264	33,627	438,579
	152,118	30,898	201,915	20,254	5,264	33,627	444,076
Acquired loans	7,323	—	8,803	315	132	464	17,037
Total	$159,441	$30,898	$210,718	$20,569	$5,396	$34,091	$461,113

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

The following tables summarize the loan ratings applied to the Company's loans by class as of the balance sheet dates:

December 31, 2014	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$141,259	$31,519	$159,725	$18,960	$4,360	$40,480	$396,303
Satisfactory/Monitor	17,483	5,347	41,728	1,384	70	—	66,012
Substandard	2,096	392	5,842	276	5	—	8,611
	160,838	37,258	207,295	20,620	4,435	40,480	470,926
Acquired loans	4,637	—	4,415	—	—	—	9,052
Total	$165,475	$37,258	$211,710	$20,620	$4,435	$40,480	$479,978

December 31, 2013	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$141,909	$29,648	$145,225	$17,309	$5,180	$33,627	$372,898
Satisfactory/Monitor	7,953	891	50,198	2,694	82	—	61,818
Substandard	2,256	359	6,492	251	2	—	9,360
	152,118	30,898	201,915	20,254	5,264	33,627	444,076
Acquired loans	7,323	—	8,803	315	132	464	17,037
Total	$159,441	$30,898	$210,718	$20,569	$5,396	$34,091	$461,113

Acquired loans are risk rated, as appropriate, according to the Company's loan rating system, but such ratings are not taken into account in establishing the ALL. Rather, in accordance with applicable accounting principles, acquired loans are initially recorded at fair value, determined based upon an estimate of the amount and timing of both principal and interest cash flows expected to be collected and discounted using a market interest rate, which includes an estimate of future credit losses expected to be incurred over the life of the portfolio. The primary credit quality indicator for acquired loans is whether there has been a decrease in expected cash flows. Monitoring of this portfolio is ongoing to determine if there is evidence of deterioration in credit quality since acquisition. As of December 31, 2014, there was no ALL for acquired loans.

The following table provides information with respect to impaired loans by class of loan as of and for the year ended December 31, 2014:

	December 31, 2014			For The Year Ended December 31, 2014
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With an allowance recorded:
Residential real estate	$537	$546	$73
Commercial real estate	2,127	2,136	70
	2,664	2,682	143
With no allowance recorded:
Residential real estate	413	602	—
Construction real estate	275	298	—
Commercial real estate	1,205	1,256	—
Commercial	123	172	—
	2,016	2,328	—

Total:
Residential real estate	950	1,148	73	$805	$26
Construction real estate	275	298	—	314	14
Commercial real estate	3,332	3,392	70	3,883	195
Commercial	123	172	—	106	7
Total	$4,680	$5,010	$143	$5,108	$242
____________________

(1)	Does not reflect government guaranties on impaired loans as of December 31, 2014 totaling $244 thousand.

The following table provides information with respect to impaired loans by class of loan as of and for the year ended December 31, 2013:

	December 31, 2013			For The Year Ended December 31, 2013
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With an allowance recorded:
Residential real estate	$437	$451	$46
Construction real estate	322	322	13
Commercial real estate	2,534	2,534	278
	3,293	3,307	337
With no allowance recorded:
Residential real estate	384	612	—
Construction real estate	26	48	—
Commercial real estate	1,685	1,742	—
Commercial	109	109	—
	2,204	2,511	—

Total:
Residential real estate	821	1,063	46	$871	$19
Construction real estate	348	370	13	267	9
Commercial real estate	4,219	4,276	278	4,499	239
Commercial	109	109	—	118	7
Total	$5,497	$5,818	$337	$5,755	$274
____________________

(1)	Does not reflect government guaranties on impaired loans as of December 31, 2013 totaling $669 thousand.

The following is a summary of TDR loans by class of loan as of the balance sheet dates:

	December 31, 2014		December 31, 2013
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
Residential real estate	5	$704	4	$402
Construction real estate	3	276	3	349
Commercial real estate	3	711	2	489
Total	11	$1,691	9	$1,240

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

The following table provides new TDR activity by class of loan for the years ended December 31, 2014 and 2013:

	New TDRs During the			New TDRs During the
	Year Ended December 31, 2014			Year Ended December 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Residential real estate	1	$325	$325	—	$—	$—
Construction real estate	—	—	—	1	188	221
Commercial real estate	2	1,018	1,068	—	—	—

There were no TDR loans modified within the previous twelve months that had subsequently defaulted during the years ended December 31, 2014 or 2013. TDR loans are considered defaulted at 90 days past due.

At December 31, 2014 and 2013, the Company was not committed to lend any additional funds to borrowers whose loans were nonperforming, impaired or restructured.

Note 8.  Premises and Equipment
The major classes of premises and equipment and accumulated depreciation at December 31, were as follows:

	2014	2013
	(Dollars in thousands)
Land and land improvements	$2,615	$2,436
Building and improvements	10,710	9,774
Furniture and equipment	7,101	6,842
Construction in progress and deposits on equipment	1,246	710
	21,672	19,762
Less accumulated depreciation	(9,819)	(9,084)
	$11,853	$10,678
Depreciation included in Occupancy and Equipment expenses amounted to $976 thousand and $902 thousand for the years ended December 31, 2014 and 2013, respectively.

The Company is obligated under noncancelable operating leases for premises that expire in various years through the year 2018. Options to renew for additional periods are available with these leases. Future minimum rental commitments for these leases with original or remaining terms of one year or more at December 31, 2014 were as follows:

(Dollars in thousands)
2015	$119
2016	92
2017	46
2018	19
$276
Rent expense for 2014 and 2013 amounted to $123 thousand and $120 thousand, respectively. Occupancy expense is shown in the consolidated statements of income, net of rental income of $224 thousand and $217 thousand in 2014 and 2013, respectively.

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

The Company also recorded $1.7 million of acquired identifiable intangible assets in connection with the Branch Acquisition, representing the core deposit intangible which is subject to straight-line amortization over the estimated 10 year average life of the acquired core deposit base, absent any future impairment. Management will evaluate the core deposit intangible for impairment if conditions warrant.

Amortization expense for the core deposit intangible was $171 thousand for 2014 and 2013. The amortization expense is included in other noninterest expenses on the consolidated statement of income and is deductible for tax purposes. As of December 31, 2014, the remaining amortization expense related to the core deposit intangible, absent any future impairment, is expected to be as follows:

(Dollars in thousands)
2015	$171
2016	171
2017	171
2018	171
2019	171
Thereafter	241
Total	$1,096

Note 10.  Other Real Estate Owned

There were three properties valued in the aggregate at $297 thousand in OREO at December 31, 2014 and five properties valued in the aggregate at $559 thousand at December 31, 2013, which are included in Other assets. There was an allowance for losses on OREO of $77 thousand and $104 thousand at December 31, 2014 and 2013, respectively, which have been netted out of the foregoing values and have been charged to earnings in Other expenses in the applicable period.

Note 11.  Investment in Real Estate Limited Partnerships

The Company has purchased from time to time various limited partnership interests established to acquire, own and rent residential housing for elderly, low or moderate income individuals in northern Vermont and northwestern New Hampshire. The carrying values of investments carried at equity were $2.8 million and $3.1 million at December 31, 2014 and 2013, respectively. The capital contribution payable related to these investments was $151 thousand at December 31, 2014. There was no capital contribution payable at December 31, 2013. The provision for undistributed net losses of the partnerships charged to earnings was $800 thousand for 2014 and $690 thousand for 2013. In 2014, $144 thousand of the provision for undistributed net losses charged to earnings related to the exit from three limited partnerships that had reached the final year of tax credits and were near or at the end of the limited partnership compliance period. The federal income tax credits related to limited partnership investments were $735 thousand and $675 thousand for the years ended December 31, 2014 and 2013, respectively, and are recorded as a reduction of the Provision for income taxes.

Note 12. Deposits

The following is a summary of interest bearing deposits at December 31:

	2014	2013
	(Dollars in thousands)
Interest bearing checking accounts	$121,950	$99,435
Savings and money market accounts	180,772	170,179
Time deposits, $100,000 and over	92,758	88,864
Other time deposits	66,199	72,629
	$461,679	$431,107

The following is a summary of time deposits by maturity at December 31, 2014:

(Dollars in thousands)
2015	$115,963
2016	18,905
2017	16,210
2018	4,385
2019	3,494
$158,957

Time deposits of $57.3 million and $56.0 million meet or exceed the FDIC insurance limit of $250 thousand at December 31, 2014 and 2013, respectively.

Note 13. Borrowed Funds

Borrowed funds were comprised of option advance borrowings from the FHLB of $13.2 million and $11.8 million at December 31, 2014 and 2013, respectively, and secured customer repurchase agreement sweeps of $1.9 million and $1.4 million at December 31, 2014 and 2013, respectively.

The FHLB option advance borrowings are a mix of straight bullets, balloons and amortizers with maturities through 2018. All of the FHLB borrowings had fixed interest rates ranging from 0.33% to 5.32% at December 31, 2014 and 0.99% to 5.52% at December 31, 2013. The weighted average interest rates on the borrowings were 2.30% and 3.33% at December 31, 2014 and 2013, respectively.

The contractual payments due for FHLB option advance borrowings, as of December 31, 2014, were as follows:

(Dollars in thousands)
2015	$5,294
2016	2,307
2017	870
2018	4,765
$13,236

As of December 31, 2014, the Bank's total FHLB borrowing capacity, based on its holdings of FHLB stock, was $27.1 million, of which $13.9 million was unused and available for additional borrowings of either a short-term or long-term nature.

Collateral on FHLB borrowings consists of FHLB stock purchased by Union, all funds placed on deposit with the FHLB , qualified first mortgages held by Union, and any additional holdings which may be pledged as security.

In addition to its borrowing arrangements with the FHLB, Union maintains preapproved Federal Funds lines of credit with correspondent banks totaling $12.0 million. Interest on these borrowings is payable daily and charged at the federal funds rate at the time of the borrowing. Union also maintains a repurchase agreement line of credit and has access to the Federal Reserve discount window. There were no outstanding borrowings on the Federal Funds purchase lines, repurchase agreement line, or at the discount window at December 31, 2014 or 2013.

Secured customer repurchase agreement sweeps amounted to $1.9 million and $1.4 million at December 31, 2014 and 2013, respectively. These agreements are collateralized by U.S. Government-sponsored enterprise securities with a book value and fair value of $3.0 million at December 31, 2014 and a book value of $2.0 million and fair value of $1.9 million at December 31, 2013. The average daily balance of these repurchase agreement sweeps was $1.6 million and $2.6 million during 2014 and 2013 with weighted average interest rates of 0.26% and 0.39%, respectively. The maximum borrowings outstanding on these agreements during 2014 and 2013 was $3.4 million and $6.1 million, respectively. These repurchase agreements mature the next business day and carried weighted average interest rates of 0.25% and 0.24% as of December 31, 2014 and 2013, respectively.

Note 14.  Income Taxes

The components of the Provision for income taxes for the years ended December 31, were as follows:

	2014	2013
	(Dollars in thousands)
Current tax provision	$2,010	$1,281
Deferred tax (benefit) provision	(37)	581
	$1,973	$1,862

The total provision for income taxes differs from the amounts computed at the statutory federal income tax rate of 34% primarily due to the following for the years ended December 31:

	2014	2013
	(Dollars in thousands)
Computed “expected” tax expense	$3,287	$3,059
Tax exempt interest	(560)	(496)
Increase in cash surrender value of life insurance	(42)	(44)
Tax credits	(735)	(675)
Other	23	18
	$1,973	$1,862

Listed below are the significant components of the net deferred tax asset at December 31:

	2014	2013
	(Dollars in thousands)
Components of the deferred tax asset
Bad debts	$1,517	$1,422
Deferred compensation	360	364
Net pension liability	246	—
Core deposit intangible	69	50
Limited partnership investments	75	—
Unrealized loss on investment securities available-for-sale	—	264
Other	264	219
Total deferred tax asset	2,531	2,319

Components of the deferred tax liability
Depreciation	(559)	(476)
Mortgage servicing rights	(461)	(447)
Limited partnership investments	—	(103)
Unrealized gain on investment securities available-for-sale	(99)	—
Goodwill	(181)	(130)
Net prepaid pension benefit	—	(719)
Total deferred tax liability	(1,300)	(1,875)
Net deferred tax asset	$1,231	$444

Deferred tax assets are recognized subject to management's judgment that it is more likely than not that the deferred tax asset will be realized. Based on the temporary taxable items, historical taxable income and estimates of future taxable income, the Company believes that it is more likely than not that the deferred tax assets at December 31, 2014 will be realized and therefore no valuation allowance is warranted.

Net deferred income tax assets are included in Other assets in the consolidated balance sheet at December 31, 2014 and 2013.

Based on management's evaluation, management has concluded that there were no significant uncertain tax positions requiring recognition in the Company's financial statements at December 31, 2014 and 2013. The Company's 2011 corporate tax return was audited by the IRS during 2013. There was no material adjustment to the Company's tax liability as a result of the audit. The Company's tax years ended December 31, 2011 through 2013 are open to examination by the IRS under the applicable statute of limitations. The 2014 tax return has not yet been filed.

The Company may from time to time be assessed interest and/or penalties by federal or state tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company's financial results. In the event that the Company receives an assessment for interest and/or penalties, it will be classified in the financial statements as Other expenses.

Note 15.  Employee Benefit Plans

Defined Benefit Pension Plan: Union sponsors a noncontributory defined benefit pension plan covering all eligible employees employed prior to October 5, 2012. On that date, the Company closed the Plan to new participants and froze the accrual of retirement benefits for current participants. Union continues to maintain the frozen Plan and related trust and continues to distribute benefits to participants at such time and in such manner as provided under the terms of the Plan. The Company will continue to recognize pension expense/benefit and cash funding obligations for the remaining life of the associated liability for the frozen benefits under the Plan. The Plan provides defined benefits based on years of service and final average salary prior to October 5, 2012, as defined by the Plan.

There was no minimum required contribution under the ERISA guidelines for 2014 or 2013. Union measures defined benefit plan assets and obligations as of December 31, its fiscal year-end.

Union's policy is to accrue annually an amount equal to the actuarially calculated expense for future benefits. Information pertaining to the activity in the Plan is as follows:

Obligations and funded status at December 31:

	2014	2013
	(Dollars in thousands)
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$15,963	$18,011
Interest cost	757	702
Actuarial loss (gain)	2,460	(2,228)
Benefits paid	(1,077)	(522)
Projected benefit obligation at end of year	18,103	15,963

Change in fair value of plan assets
Fair value of plan assets at beginning of year	18,000	15,258
Actuarial gain on plan assets	377	3,264
Benefits paid	(1,077)	(522)
Fair value of plan assets at end of year	17,300	18,000
Net (liability for) prepaid pension benefits	$(803)	$2,037

	2014	2013
	(Dollars in thousands)
Accumulated benefit obligation at December 31	$18,103	$15,963

The impact of the Plan activity for 2014 and 2013 on OCI is detailed in Note 23.

The Company uses the alternate amortization method for prior service costs, as provided in FASB ASC Topic 715, Employers' Accounting for Pensions.

Net periodic pension benefit for 2014 and 2013 consisted of the following components:

	2014	2013
	(Dollars in thousands)
Interest cost on projected benefit obligation	$757	$702
Expected return on plan assets	(1,193)	(1,010)
Amortization of net actuarial loss	—	189
Net periodic pension benefit	$(436)	$(119)

Weighted average assumptions used to determine pension benefit obligation were a discount rate of 3.83% and 4.84% for December 31, 2014 and December 31, 2013, respectively. No rate of compensation increase was utilized for 2014 or 2013 due to the freeze on benefit accruals.

Weighted average assumptions used to determine net periodic pension benefit for the years ended December 31, 2014 and 2013 were a discount rate of 4.84% and 3.95%, respectively, no rate of compensation increase for 2014 or 2013, and an expected long-term rate of return on plan assets of 6.75% for both years.

The overall expected long-term rate of return on assets is consistent with future expected long-term rate of inflation assumptions as well as consideration of historical asset returns and the current financial marketplace. The return is more conservative than the Plan's long-term actual results and is at a level that management believes is sustainable. The 2014 pension benefit obligation discount rate is based on the Plan's expected benefit payment stream utilizing December 2014 benchmark pension liability index yield curve spot rates and a review of published high quality bond indices.

Union's Plan asset allocations at December 31, 2014 and 2013, by asset category based on their fair values were as follows:

Asset Category	2014	2013
Cash and cash equivalents	3.4%	2.5%
Interest bearing deposits in banks	1.3%	4.1%
Debt securities	28.7%	24.5%
Equity securities	66.4%	68.8%
Mutual and exchange traded funds	0.2%	0.1%
Total	100.0%	100.0%

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

There are no securities of the Company or Union held by the Plan. The assets of the Plan are managed by Union's Asset Management Group with the advice of the registered investment adviser of Union's Asset Management Group, under the guidance of the Plan's Trustees. There are no estimated employer contributions for 2015.

The fair values of the Plan's investments at December 31, 2014 and 2013, segregated by fair value hierarchy level, are summarized below:

		Fair Value Measurements
		December 31, 2014
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Interest bearing deposits in banks	$232	$—	$232	$—
U.S. Government	347	347	—	—
Corporate bonds	4,628	2,476	2,152	—
Marketable equity securities:
Information technology	1,292	1,292	—	—
Financial	1,961	1,961	—	—
Industrials	952	952	—	—
Healthcare	2,519	2,519	—	—
Consumer	3,213	3,213	—	—
Energy	1,206	1,206	—	—
Other	340	340	—	—
Total	$16,690	$14,306	$2,384	$—

		Fair Value Measurements
		December 31, 2013
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Interest bearing deposits in banks	$736	$—	$736	$—
U.S. Government	522	300	222	—
Corporate bonds	3,885	2,002	1,883	—
Marketable equity securities:
Information technology	1,505	1,505	—	—
Financial	2,271	2,271	—	—
Industrials	1,180	1,180	—	—
Healthcare	1,457	1,457	—	—
Consumer	3,888	3,888	—	—
Energy	1,778	1,778	—	—
Other	300	300	—	—
Total	$17,522	$14,681	$2,841	$—

The fair values of the Plan assets are determined by an independent pricing service which, given the nature of the assets within the portfolio, is able to utilize quoted prices in an active market to value the majority of the assets held. The market inputs sought for assets without a specific quote listed, in approximate order of priority, include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications that vary by asset class. For certain security types, additional inputs may be used, or some standard inputs may not be applicable. There were no significant transfers in or out of Levels 1 and 2 for the year ended December 31, 2014.

The following table summarizes the estimated future benefit payments expected to be paid under the Plan:

(Dollars in thousands)
2015	$657
2016	671
2017	698
2018	722
2019	757
Years 2020 to 2024	4,260

Nonqualified Deferred Compensation Plans: The Company and Union have two nonqualified deferred compensation plans for directors and certain key officers. The 2008 Plan replaced a 1990 Plan that was not compliant with section 409A of the Internal Revenue Code. The Company accrued an expense of $8 thousand in 2014 and in 2013 under the 2008 Plan. The benefit obligations under the 2008 Plan represent general unsecured obligations of the Company and no assets are segregated for such payments. However, the Company and Union have purchased life insurance contracts on the lives of each participant in order to recoup the funding costs of these benefits. The benefits accrued under the 2008 Plan aggregated $772 thousand and $835 thousand at December 31, 2014 and 2013, respectively, and are included in Accrued interest and other liabilities. The cash surrender value of the life insurance policies purchased to recoup the funding costs under the 2008 Plan aggregated $1.3 million and $1.2 million at December 31, 2014 and 2013, respectively, and is included in Company-owned life insurance in the Company's consolidated balance sheet.

The 2006 Plan was adopted for directors and certain key officers. The 2006 Plan is a defined contribution plan which provides a means by which participants may elect to defer receipt of current compensation from the Company or its subsidiary in order to provide retirement or other benefits as selected in the individual adoption agreements. Participants may select among designated reference investments consisting of investment funds, with the performance of the participant's account mirroring the selected reference investment. Distributions are made only upon a qualifying distribution event, which may include a separation from service, death, disability or unforeseeable emergency, or upon a date specified in the participant's deferral election form. The 2006 Plan is intended to comply with the provisions of Section 409A of the Internal Revenue Code. The 2006 Plan is unfunded, representing a general unsecured obligation of the Company of $285 thousand and $234 thousand as of December 31, 2014 and 2013, respectively.

401(k) Plan: Union maintains a defined contribution 401(k) plan under which employees may elect to make tax deferred contributions of up to the IRS maximum from their annual salary. All employees meeting service requirements are eligible to participate in the plan. Union may make employer matching and profit-sharing contributions to the 401(k) plan at the discretion of the Board. Company contributions are fully vested after three years of service. Union amended its 401(k) plan effective January 1, 2013, to include "Safe Harbor" provisions requiring annual nondiscretionary minimum contributions to the plan for all eligible plan participants in an amount equal to 3% of eligible earnings of each eligible plan participant. Additionally, in 2014 and 2013, a discretionary profit-sharing contribution was made to the plan in an amount equal to 3% percent of each employee's eligible earnings as defined by the plan. The following table summarizes employer contributions for the years ended December 31, 2014 and 2013:

	2014	2013
	(Dollars in thousands)
Employer matching	$195	$203
Profit sharing	236	244
Safe harbor	262	272
Total	$693	$719

Note 16.  Stock Based Compensation

Effective May 21, 2014 upon approval by the stockholders, the Company adopted the 2014 Equity Plan. Under the 2014 Equity Plan, 50,000 shares of the Company’s common stock (including approximately 25,000 unused shares from the 2008 ISO Plan) are available for equity awards of incentive stock options, nonqualified stock options, restricted stock and restricted stock units to eligible officers and (except for awards of incentive stock options) nonemployee directors.

The Company's 2008 ISO Plan was replaced by the 2014 Equity Plan. As of December 31, 2014, 7,500 options granted under the 2008 ISO Plan remained outstanding and exercisable, with the last of such options expiring in December 2020.

The exercise price of the options under both plans is equal to the market price of the stock at the date of grant; therefore, the intrinsic value of the options at the date of the grant is $0. All options have a one year requisite service period, vest after one year, and have a seven year contractual term. There were 6,000 options granted in 2014 under the 2014 Equity Plan and 6,000 options granted in 2013 under the 2008 ISO Plan. The compensation cost charged against income for the plans was $20 thousand for 2014 and $12 thousand for 2013.

The fair value of each option award is estimated on the date of grant using a Black-Scholes based option valuation model. The estimated weighted average grant date fair values for options granted during 2014 and 2013 and the weighted average assumptions used are presented in the following table:

	2014	2013
Fair value per share	$5.84	$3.52
Expected volatility	23.91%	37.25%
Expected dividends	4.50%	4.73%
Risk free interest rate	1.61%	1.55%
Expected term (in years)	5.00	3.75
Vesting periods (in years)	1.00	1.00

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

The 6,000 options granted in 2014 were not exercisable as of December 31, 2014. The weighted average excise price of the options granted in 2014 was $24.00 and the weighted average remaining contractual term was seven years.

The following summarizes the option activity under the 2008 ISO Plan for the year ended December 31, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Period End Aggregate Intrinsic Value
Outstanding at January 1, 2014	14,500	$20.56
Exercised	(2,010)	19.60
Forfeited/Expired	(4,990)	—
Outstanding at December 31, 2014	7,500	$21.04	5.52	—
Exercisable at December 31, 2014	7,500	$21.04	5.52	—

Proceeds of $39 thousand were received from the exercise of options for 2,010 shares at weighted average price per share of $19.60 during 2014. Proceeds of $63 thousand were received from the exercise of options for 3,300 shares at $18.88 per share during 2013. The total intrinsic value of the options exercised was $10 thousand and $7 thousand for 2014 and 2013, respectively.

As of December 31, 2014, there was $35 thousand of unrecognized compensation cost related to unvested stock options granted under the 2014 Equity Plan which will be recognized in 2015.

Note 17.  Financial Instruments With Off-Balance-Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, interest rate caps and floors written on adjustable-rate loans, commitments to participate in or sell loans, commitments to buy or sell securities, guarantees on certain sold loans and risk-sharing commitments on certain sold loans under the MPF program with the FHLB. At December 31, 2014 and 2013, the Company had binding loan commitments to sell residential mortgages at fixed rates totaling $1.4 million and $3.5 million, respectively. The fair value of these commitments is not material to the Company's financial statements.

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

The Company generally requires collateral or other security to support financial instruments with credit risk. The following table shows financial instruments outstanding whose contract amount represents credit risk at December 31:

	Contract or Notional Amount
	2014	2013
	(Dollars in thousands)
Commitments to originate loans	$27,538	$25,292
Unused lines of credit	59,160	58,283
Standby and commercial letters of credit	1,725	1,633
Credit card arrangement	1,201	1,151
MPF credit enhancement obligation, net (See Note 18)	498	461
Commitment to purchase investment in a real estate limited partnership	—	505
Total	$90,122	$87,325

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

The Company did not hold or issue derivative instruments or hedging instruments during the years ended December 31, 2014 and 2013.

Note 18. Commitments and Contingencies
Contingent Liabilities: The Company sells 1-4 family residential loans under the MPF program with FHLB (See Note 17). Under this program the Company shares in the credit risk of each mortgage, while receiving fee income in return. The Company is responsible for a Credit Enhancement Obligation based on the credit quality of these loans. FHLB funds a First Loss Account based on the Company's outstanding MPF mortgage balances. This creates a laddered approach to sharing in any losses. In the event of default, homeowner's equity and private mortgage insurance, if any, are the first sources of repayment; the FHLB First Loss Account funds are then utilized, followed by the member's Credit Enhancement Obligation, with the balance the responsibility of FHLB. These loans meet specific underwriting standards of the FHLB. As of December 31, 2014, the Company had sold $23.0 million in loans through the MPF program since inception of its participation in the program, with an outstanding balance of $16.4 million as of such date.

The volume of loans sold to the MPF program and the corresponding credit obligation are closely monitored by management. As of December 31, 2014 and 2013, the notional amount of the maximum contingent contractual liability related to this program was $523 thousand and $484 thousand, respectively, of which $25 thousand and $23 thousand had been recorded as a reserve through Accrued interest and other liabilities at December 31, 2014 and 2013, respectively.

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

Note 19. Fair Value Measurements and Disclosures
The following is a description of the valuation methodologies used for the Company’s assets that are measured on a recurring basis at estimated fair value:

Investment securities available-for-sale: Certain corporate debt securities, marketable equity securities and mutual funds have been valued using unadjusted quoted prices from active markets and therefore have been classified as Level 1. However, the majority of the Company’s investment securities AFS have been valued utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service using market information. The fair value measurements consider observable data that may include market maker bids, quotes and pricing models. Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows.

Assets measured at fair value on a recurring basis at December 31, 2014 and 2013, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
December 31, 2014:
Investment securities available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$15,441	$—	$15,441	$—
Agency MBS	6,593	—	6,593	—
State and political subdivisions	16,103	—	16,103	—
Corporate	7,275	—	7,275	—
Total debt securities	45,412	—	45,412	—
Mutual funds	337	337	—	—
Total	$45,749	$337	$45,412	$—

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
December 31, 2013:
Investment securities available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$13,237	$—	$13,237	$—
Agency MBS	3,747	—	3,747	—
State and political subdivisions	12,164	—	12,164	—
Corporate	3,834	1,436	2,398	—
Total debt securities	32,982	1,436	31,546	—
Marketable equity securities	1,041	1,041	—	—
Mutual funds	258	258	—	—
Total	$34,281	$2,735	$31,546	$—

There were no significant transfers in or out of Levels 1 and 2 for the year ended December 31, 2014. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as impaired loans, investment securities HTM, MSRs and OREO, were not considered material at December 31, 2014 or 2013. The Company has not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.

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

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	December 31, 2014
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$41,744	$41,744	$41,744	$—	$—
Interest bearing deposits in banks	12,252	12,248	—	12,248	—
Investment securities	52,964	52,803	337	52,466	—
Loans held for sale	10,743	11,036	—	11,036	—
Loans, net
Residential real estate	164,267	166,780	—	—	166,780
Construction real estate	36,847	36,876	—	—	36,876
Commercial real estate	209,187	214,184	—	—	214,184
Commercial	20,459	19,859	—	—	19,859
Consumer	4,411	4,379	—	—	4,379
Municipal	40,468	39,743	—	—	39,743
Accrued interest receivable	1,854	1,854	—	312	1,542
Nonmarketable equity securities	2,053	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	90,385	90,385	90,385	—	—
Interest bearing	302,722	302,723	—	302,723	—
Time	158,957	159,104	—	159,104	—
Borrowed funds
Short-term	6,882	6,882	6,882	—	—
Long-term	8,236	8,773	—	8,773	—
Accrued interest payable	304	304	—	304	—

	December 31, 2013
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$30,719	$30,719	$30,719	$—	$—
Interest bearing deposits in banks	17,613	17,721	—	17,721	—
Investment securities	45,492	44,645	2,735	41,910	—
Loans held for sale	3,840	3,905	—	3,905	—
Loans, net
Residential real estate	158,249	165,475	—	—	165,475
Construction real estate	30,519	30,675	—	—	30,675
Commercial real estate	208,011	212,834	—	—	212,834
Commercial	20,413	19,751	—	—	19,751
Consumer	5,375	5,387	—	—	5,387
Municipal	34,069	34,648	—	—	34,648
Accrued interest receivable	1,663	1,663	4	262	1,397
Nonmarketable equity securities	2,053	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	87,247	87,247	87,247	—	—
Interest bearing	269,614	269,614	—	269,614	—
Time	161,493	161,640	—	161,640	—
Borrowed funds
Short-term	1,390	1,390	1,390	—	—
Long-term	11,826	12,649	—	12,649	—
Accrued interest payable	295	295	—	295	—

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

Aggregate loan transactions with related parties for the years ended December 31 were as follows:

	2014	2013
	(Dollars in thousands)
Balance, January 1,	$3,811	$3,563
New loans and advances on lines	3,156	3,706
Repayments	(5,895)	(3,458)
Other, net	(163)	—
Balance, December 31,	$909	$3,811
Balance available on lines of credit or loan commitments	$678	$1,208

None of these loans are past due, in nonaccrual status or have been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. There were no loans to a related party that were considered classified at December 31, 2014 or 2013.

Deposit accounts with related parties were $2.1 million and $1.4 million at December 31, 2014 and 2013, respectively. Union's Asset Management Group also invested $777 thousand and $78 thousand in certificates of deposit with Union at December 31, 2014 and 2013, respectively.

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

Under applicable regulations in effect as of December 31, 2014, quantitative measures have been established to ensure capital adequacy which required the Company and Union to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2014 and 2013, the Company and Union met all capital adequacy requirements to which they were subject.

As of December 31, 2014 and 2013, the most recent notification from the FDIC categorized Union as well capitalized under the regulatory framework for prompt corrective action as then in effect. Under applicable regulations in effect as of December 31, 2014, to be categorized as well capitalized, an insured depository institution must maintain minimum total risk based, Tier I risk based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the date of the most recent notification that management believes might result in an adverse change to Union's regulatory capital category. Prompt corrective action provisions are not applicable to bank holding companies.

Union's and the Company's regulatory capital amounts and ratios as of the balance sheet dates are presented in the following tables:

	Actual		Minimum For Capital Requirement		Minimum To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2014
Total capital to risk weighted assets
Union	$53,824	13.55%	$31,778	8.00%	$39,723	10.00%
Company	54,190	13.60%	31,876	8.00%	N/A	N/A
Tier I capital to risk weighted assets
Union	$49,130	12.37%	$15,887	4.00%	$23,830	6.00%
Company	49,496	12.42%	15,941	4.00%	N/A	N/A
Tier I capital to average assets
Union	$49,130	8.06%	$24,382	4.00%	$30,478	5.00%
Company	49,496	8.11%	24,412	4.00%	N/A	N/A

	Actual		Minimum For Capital Requirement		Minimum To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2013
Total capital to risk weighted assets
Union	$50,719	13.24%	$30,646	8.00%	$38,307	10.00%
Company	51,034	13.28%	30,743	8.00%	N/A	N/A
Tier I capital to risk weighted assets
Union	$45,948	11.99%	$15,329	4.00%	$22,993	6.00%
Company	46,254	12.04%	15,367	4.00%	N/A	N/A
Tier I capital to average assets
Union	$45,948	7.96%	$23,089	4.00%	$28,862	5.00%
Company	46,254	8.00%	23,127	4.00%	N/A	N/A

Dividends paid by Union are the primary source of funds available to the Company for payment of dividends to its stockholders. Union is subject to certain requirements imposed by federal banking laws and regulations, which among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by Union to the Company.

In July 2013, the FDIC and other federal bank regulatory agencies issued a final rule revising their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new Common equity Tier 1 capital ratio with a minimum requirement of 4.5%, increases the minimum Tier 1 risk based ratio from 4.0% to 6.0%, and assigns a higher risk weight of 150% to exposures that are more than 90 days past due or in nonaccrual status as well as certain commercial real estate loans that finance the acquisition, development or construction of real property. The final rule also requires accumulated OCI be included for purposes of calculating regulatory capital unless a one time opt-out election is made, which the Company and the Bank intends to elect. The rule limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" of 2.5% above the minimum capital ratio requirements. The final rule becomes effective for the Company and the Bank on January 1, 2015. The 2.5% capital conservation buffer requirement will be phased in over a four-year period beginning January 1, 2016 and ending January 1, 2019. Effective January 1, 2015, the FDIC adopted conforming changes to its prompt corrective action regulations. These changes include a new common equity Tier 1 ratio requirement, with a required minimum ratio of 6.5% for well-capitalized status. The new regulations also increase the minimum ratio of Tier 1 capital to risk weighted assets for well-capitalized status to 8.0%, from the current 6.0%.

Note 22.  Treasury Stock

The basis for the carrying value of the Company's treasury stock is the purchase price of the shares at the time of purchase. Since May 2010, the Company has maintained a limited stock repurchase plan which authorizes the repurchase of up to 2,500 shares of its common stock each calendar quarter in open market purchases or privately negotiated transactions, as management may deem advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase program was most recently reauthorized in January 2015 and will expire on December 31, 2015 unless reauthorized. The Company repurchased 1,939 shares under this program, at a total cost of $45 thousand during 2014, while 1,022 shares, at a total cost of $21 thousand were repurchased under the program during 2013. Since inception, the Company has repurchased 9,788 shares of its common stock at prices ranging from $17.86 to $25.00 per share, at a total cost of $192 thousand.

Note 23. Other Comprehensive (Loss) Income
The components of Accumulated OCI, net of tax, at December 31 were:

	2014	2013
	(Dollars in thousands)
Net unrealized gain (loss) on investment securities available-for-sale	$192	$(513)
Defined benefit pension plan net unrealized actuarial (loss) gain	(1,572)	590
Total	$(1,380)	$77

The following table discloses the tax effects allocated to each component of OCI for the years ended:

	December 31, 2014			December 31, 2013
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
	(Dollars in thousands)
Investment securities available-for-sale:
Net unrealized holding gains (losses) arising during the period on investment securities available-for-sale	$1,383	$(470)	$913	$(1,548)	$526	$(1,022)
Reclassification adjustment for net (gains) losses on investment securities available-for-sale realized in net income	(315)	107	(208)	1	—	1
Total	1,068	(363)	705	(1,547)	526	(1,021)
Defined benefit pension plan:
Net actuarial (loss) gain arising during the period	(3,276)	1,114	(2,162)	4,521	(1,538)	2,983
Reclassification adjustment for amortization of net actuarial loss realized in net income	—	—	—	189	(64)	125
Total	(3,276)	1,114	(2,162)	4,710	(1,602)	3,108
Total other comprehensive (loss) income	$(2,208)	$751	$(1,457)	$3,163	$(1,076)	$2,087

The following table discloses information concerning the reclassification adjustments from OCI for the years ended December 31:

Reclassification Adjustment Description	2014	2013	Affected Line Item in Consolidated Statements of Income

Investment securities available-for-sale:
Net (gains) losses on investment securities available-for-sale	$(315)	$1	Net gains (losses) on sales of investment securities available-for-sale
Tax benefit	107	—	Provision for income taxes
	(208)	1	Net income
Defined benefit pension plan:
Net actuarial loss	—	189	Pension and other employee benefits
Tax expense	—	(64)	Provision for income taxes
	—	125	Net income
Total reclassifications	$(208)	$126	Net income

Note 24. Subsequent Events
Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to stockholders and others for general use and reliance in a form and format that complies with GAAP. Events occurring subsequent to December 31, 2014 have been evaluated as to their potential impact to the consolidated financial statements.

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

On January 21, 2015, Union Bankshares, Inc. declared a $0.27 per share regular quarterly cash dividend payable February 9, 2015 to stockholders of record on January 31, 2015, representing an increase of $0.01, or 3.8%, over the quarterly cash dividend paid in each of the five previous fiscal quarters.

Note 25.  Condensed Financial Information (Parent Company Only)
The following condensed financial statements are for Union Bankshares, Inc. (Parent Company Only), and should be read in conjunction with the consolidated financial statements of Union Bankshares, Inc. and Subsidiary.
UNION BANKSHARES, INC. (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS
December 31, 2014 and 2013

	2014	2013
	(Dollars in thousands)
ASSETS
Cash	$41	$3
Investment securities available-for-sale	126	164
Investment in subsidiary - Union	51,068	49,501
Other assets	991	914
Total assets	$52,226	$50,582
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Other liabilities	$792	$762
Total liabilities	792	762
STOCKHOLDERS' EQUITY
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,929,296 shares issued at December 31, 2014 and 4,927,286 shares issued at December 31, 2013	9,859	9,855
Additional paid-in capital	418	363
Retained earnings	46,462	43,405
Treasury stock at cost; 470,866 shares at December 31, 2014 and 468,927 shares at December 31, 2013	(3,925)	(3,880)
Accumulated other comprehensive (loss) income	(1,380)	77
Total stockholders' equity	51,434	49,820
Total liabilities and stockholders' equity	$52,226	$50,582
The investment in subsidiary is carried under the equity method of accounting. The investment in subsidiary and cash, which is on deposit with Union, have been eliminated in consolidation.
UNION BANKSHARES, INC. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF INCOME
Years Ended December 31, 2014 and 2013

	2014	2013
	(Dollars in thousands)
Revenues
Dividends - bank subsidiary - Union	$4,950	$4,710
Other income	52	33
Total revenues	5,002	4,743
Expenses
Interest	32	31
Stock based compensation expense	20	12
Administrative and other	401	323
Total expenses	453	366
Income before applicable income tax benefit and equity in undistributed net income of subsidiary	4,549	4,377
Applicable income tax benefit	(134)	(114)
Income before equity in undistributed net income of subsidiary	4,683	4,491
Equity in undistributed net income - Union	3,011	2,644
Net income	$7,694	$7,135

UNION BANKSHARES, INC. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2014 and 2013

	2014	2013
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,694	$7,135
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of Union	(3,011)	(2,644)
Stock based compensation expense	20	12
Net gains on sale of investment securities available-for-sale	(20)	—
Increase in other assets	(71)	(38)
Increase (decrease) in other liabilities	30	(34)
Net cash provided by operating activities	4,642	4,431
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investment securities available-for-sale	56	—
Purchases of investment securities available-for-sale	(17)	(14)
Net cash provided by (used in) investing activities	39	(14)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(4,637)	(4,502)
Issuance of common stock	39	63
Purchase of treasury stock	(45)	(21)
Net cash used in financing activities	(4,643)	(4,460)
Net increase (decrease) in cash	38	(43)
CASH
Beginning of year	3	46
End of year	$41	$3
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Interest paid	$32	$31

Note 26.  Quarterly Financial Data (Unaudited)

A summary of consolidated financial data for each of the four quarters of 2014 and 2013 is presented below:

	Quarters in 2014 Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	(Dollars in thousands, except per share data)
Interest and dividend income	$6,112	$6,184	$6,258	$6,298
Interest expense	577	529	528	521
Net interest income	5,535	5,655	5,730	5,777
Provision for loan losses	75	75	150	45
Noninterest income	1,953	2,126	2,709	2,121
Noninterest expenses	5,179	5,286	5,552	5,577
Net income	1,764	1,919	2,126	1,885
Earnings per common share	$0.40	$0.43	$0.47	$0.43

	Quarters in 2013 Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	(Dollars in thousands, except per share data)
Interest and dividend income	$5,937	$6,079	$6,232	$6,233
Interest expense	648	613	609	589
Net interest income	5,289	5,466	5,623	5,644
Provision for loan losses	60	75	95	75
Noninterest income	2,151	2,120	2,199	2,039
Noninterest expenses	5,174	5,222	5,109	5,724
Net income	1,737	1,797	2,073	1,528
Earnings per common share	$0.39	$0.40	$0.47	$0.34

Note 27. Other Noninterest Income and Other Noninterest Expenses

There are no components of other noninterest income which are in excess of one percent of total revenues for the years ended December 31, 2014 and 2013. The components of other noninterest expenses which are in excess of one percent of total revenues for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013
	(Dollars in thousands)
Expenses
ATM and debit card expense	$695	$795
Supplies and printing	480	351
Communications	298	339
Advertising and public relations	305	364
Vermont franchise tax	508	489
FDIC insurance assessment	348	306
Professional fees	617	512
Equity in losses of limited partnerships	800	690
Trust expenses	377	293
Other expenses	2,652	2,596
Total other expenses	$7,080	$6,735

Independent Registered Public Accounting Firm Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Union Bankshares, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Union Bankshares, Inc. and Subsidiary (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. We have also audited Union Bankshares, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Union Bankshares, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Board of Directors and Stockholders
Union Bankshares, Inc. and Subsidiary

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Union Bankshares, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Union Bankshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in COSO.

Portland, Maine
March 13, 2015
Vermont Registration No. 92-0000278

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company's chief executive officer and chief financial officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2014. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.

Management's Report on Internal Control Over Financial Reporting. The Company's management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f). The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the evaluation, the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2014.

Berry Dunn McNeil & Parker, LLC, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its written attestation report on management’s assessment of the Company’s internal control over financial reporting. This report can be found on page 87.

There have been no changes in the Company's internal controls over financial reporting during the fourth quarter of 2014 that have materially affected, or that are reasonably likely to materially affect, the Company's internal controls over financial reporting. While the Company believes that its existing disclosure controls and procedures have been effective to accomplish these objectives, the Company intends to continue to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

Item 9B. Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information from the Company's Proxy Statement for the 2015 Annual Meeting of Shareholders is hereby incorporated by reference:

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

The Company has adopted a Code of Ethics for Senior Financial Officers and the Chief Executive Officer and a Code of Ethics for all directors, officers and employees. A request for either of the Company's Code of Ethics can be made either in writing to

Kristy Adams Alfieri, Union Bankshares, Inc., PO Box 667, Morrisville, VT 05661, by email at ubexec@unionbankvt.com or a copy can be found on the Company's investor relations page accessed via Union Bank's website at www.ublocal.com. The Company will make any legally required disclosures regarding amendments to, or waivers of provisions of its Codes of Ethics in accordance with the rules and regulations of the SEC including posting the codes on the Company's investor relations page accessed via Union Bank's website at www.ublocal.com.

Item 11. Executive Compensation

The following information from the Company's Proxy Statement for the 2015 Annual Meeting of Shareholders is hereby incorporated by reference:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following information from the Company's Proxy Statement for the 2015 Annual Meeting of Shareholders is hereby incorporated by reference:

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

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

The following information from the Company's Proxy Statement for the 2015 Annual Meeting of Shareholders is hereby incorporated by reference:

Information regarding transactions with management and directors under the caption “PROPOSAL I: TO ELECT DIRECTORS - Transactions with Management and Directors”.

Item 14. Principal Accountant Fees and Services

The following information from the Company's Proxy Statement for the 2015 Annual Meeting of Shareholders is hereby incorporated by reference:

Information on fees paid to the Independent Auditors set forth under the caption “PROPOSAL 2: RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS - Fees Paid to Independent Auditors”.

Description of Audit Committee pre-approval guidelines set forth under the caption “PROPOSAL 2: RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS - Fees Paid to Independent Auditors”.

PART IV
Item 15. Exhibits, Financial Statement Schedules
Documents Filed as Part of this Report:

(1)	The following consolidated financial statements are included:

1)	Consolidated Balance Sheets at December 31, 2014 and 2013

2)	Consolidated Statements of Income for the years ended December 31, 2014 and 2013

3)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2014 and 2013

4)	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2014 and 2013

5)	Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013

6)	Notes to the Consolidated Financial Statements

7)	Report of Independent Registered Public Accounting Firm

(2)	The following exhibits are either filed herewith as part of this report, or are incorporated herein by reference:

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

10.5	2008 Incentive Stock Option Plan of Union Bankshares Inc. and Subsidiary, previously filed on April 10, 2008 with the Commission as Exhibit 10.1 to Form 8-K and incorporated herein by reference.*
10.6	Short Term Incentive Performance Plan, previously filed with the Commission on February 9, 2012 as Exhibit 10.1 to Form 8-K and incorporated herein by reference.*
10.7
Union Bankshares, Inc. 2014 Equity Incentive Plan, previously filed with the Commission on April 15, 2014 as Appendix A to the Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders and incorporated herein by reference.

10.8
Change in Control Agreement dated June 2, 2014, between Union Bank and David S. Silverman, previously filed with the Commission on June 4, 2014 as Exhibit 10.1 to Form 8-K and incorporated herein by reference.*

10.9
Change in Control Agreement dated June 2, 2014, between Union Bank and Karyn J. Hale, previously filed with the Commission on June 4, 2014 as Exhibit 10.2 to Form 8-K and incorporated herein by reference.*

10.10	Change in Control Agreement date June 2, 2014, between Union Bank and Jeffery G. Coslett. *
10.11	Form of Stock Option Agreement for 2008 Incentive Stock Option Plan of Union Bankshares, Inc. and Subsidiary. *
10.12	Form of Stock Option Agreement for 2014 Equity Incentive Plan of Union Bankshares, Inc. and Subsidiary. *
21	Subsidiary of Union Bankshares, Inc. Union Bank, Morrisville, Vermont.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) the audited consolidated balance sheets, (ii) the audited consolidated statements of income for the years ended December 31, 2014 and 2013, (iii) the audited consolidated statements of comprehensive income, (iv) the audited consolidated statement of changes in stockholders' equity, (v) the audited consolidated statements of cash flows and (vi) related notes.

____________________

*	denotes compensatory plan or agreement

**
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of March 13, 2015.

Union Bankshares, Inc.

By:	/s/ David S. Silverman	By:	/s/ Karyn J. Hale
	David S. Silverman		Karyn J. Hale
	Chief Executive Officer and President		Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 13, 2015.

Name	Title
/s/ David S. Silverman	Director, Chief Executive Officer and President
David S. Silverman	(Principal Executive Officer)

/s/ Karyn J. Hale	Chief Financial Officer
Karyn J. Hale	(Principal Financial/Accounting Officer)

/s/ Kenneth D. Gibbons	Director, Chairman of the Board
Kenneth D. Gibbons

/s/ Steven J. Bourgeois	Director
Steven J. Bourgeois

/s/ John M. Goodrich	Director
John M. Goodrich

/s/ Timothy W. Sargent	Director
Timothy W. Sargent

/s/ John H. Steel	Director
John H. Steel

/s/ Schuyler W. Sweet	Director
Schuyler W. Sweet

/s/ Cornelius J. Van Dyke	Director
Cornelius J. Van Dyke

EXHIBIT INDEX **

10.10	Change in Control Agreement date June 2, 2014, between Union Bank and Jeffery G. Coslett. *

10.11	Form of Stock Option Agreement for 2008 Incentive Stock Option Plan of Union Bankshares, Inc. and Subsidiary. *

10.12	Form of Stock Option Agreement for 2014 Equity Incentive Plan of Union Bankshares, Inc. and Subsidiary. *

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***

101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) the audited consolidated balance sheets, (ii) the audited consolidated statements of income for the years ended December 31, 2014 and 2013, (iii) the audited consolidated statements of comprehensive income, (iv) the audited consolidated statements of changes in stockholders' equity, (v) the audited consolidated statements of cash flows and (vi) related notes.

____________________

*	denoted compensatory plan or agreement

**	other than exhibits incorporated by reference to prior filings.

***
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.