Form 10-Q
period 2015-03-31
UNION BANKSHARES INC
filed 2015-05-11
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2015

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

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ]      No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 1, 2015:

Common Stock, $2 par value	4,458,353	shares

UNION BANKSHARES, INC.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets	(Dollars in thousands)
Cash and due from banks	$3,973	$4,822
Federal funds sold and overnight deposits	9,178	36,922
Cash and cash equivalents	13,151	41,744
Interest bearing deposits in banks	13,102	12,252
Investment securities available-for-sale	57,798	45,749
Investment securities held-to-maturity (fair value $5.2 million and $7.1 million at March 31, 2015 and December 31, 2014, respectively)	5,216	7,215
Loans held for sale	8,257	10,743
Loans	493,013	479,978
Allowance for loan losses	(4,773)	(4,694)
Net deferred loan costs	388	355
Net loans	488,628	475,639
Accrued interest receivable	2,082	1,854
Premises and equipment, net	12,491	11,853
Core deposit intangible	1,053	1,096
Goodwill	2,223	2,223
Investment in real estate limited partnerships	2,701	2,824
Company-owned life insurance	8,554	3,517
Other assets	7,231	7,354
Total assets	$622,487	$624,063
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$97,198	$90,385
Interest bearing	303,232	302,722
Time	146,378	158,957
Total deposits	546,808	552,064
Borrowed funds	18,587	15,118
Accrued interest and other liabilities	4,718	5,447
Total liabilities	570,113	572,629
Commitments and Contingencies
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,929,296 shares issued at March 31, 2015 and December 31, 2014	9,859	9,859
Additional paid-in capital	430	418
Retained earnings	47,142	46,462
Treasury stock at cost; 471,943 shares at March 31, 2015 and 470,866 shares at December 31, 2014	(3,951)	(3,925)
Accumulated other comprehensive loss	(1,106)	(1,380)
Total stockholders' equity	52,374	51,434
Total liabilities and stockholders' equity	$622,487	$624,063
See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 1

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$5,732	$5,762
Interest on debt securities:
Taxable	215	205
Tax exempt	107	81
Dividends	15	15
Interest on federal funds sold and overnight deposits	8	4
Interest on interest bearing deposits in banks	40	45
Total interest and dividend income	6,117	6,112
Interest expense
Interest on deposits	476	472
Interest on borrowed funds	89	105
Total interest expense	565	577
Net interest income	5,552	5,535
Provision for loan losses	100	75
Net interest income after provision for loan losses	5,452	5,460
Noninterest income
Trust income	177	175
Service fees	1,346	1,272
Net gains on sales of investment securities available-for-sale	—	43
Net gains on sales of loans held for sale	729	433
Other income	83	30
Total noninterest income	2,335	1,953
Noninterest expenses
Salaries and wages	2,323	2,247
Pension and employee benefits	734	667
Occupancy expense, net	381	339
Equipment expense	407	387
Other expenses	1,545	1,539
Total noninterest expenses	5,390	5,179
Income before provision for income taxes	2,397	2,234
Provision for income taxes	513	470
Net income	$1,884	$1,764
Earnings per common share	$0.42	$0.40
Weighted average number of common shares outstanding	4,457,871	4,458,278
Dividends per common share	$0.27	$0.26

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 2

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Net income	$1,884	$1,764
Other comprehensive income, net of tax:
Investment securities available-for-sale:
Net unrealized holding gains arising during the period on investment securities available-for-sale	274	385
Reclassification adjustment for net gains on investment securities available-for-sale realized in net income	—	(28)
Total other comprehensive income	274	357
Total comprehensive income	$2,158	$2,121

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 3

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Three Months Ended March 31, 2015 and 2014 (Unaudited)

	Common Stock
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances, December 31, 2014	4,458,430	$9,859	$418	$46,462	$(3,925)	$(1,380)	$51,434
Net income	—	—	—	1,884	—	—	1,884
Other comprehensive income	—	—	—	—	—	274	274
Cash dividends declared ($0.27 per share)	—	—	—	(1,204)	—	—	(1,204)
Stock based compensation expense	—	—	12	—	—	—	12
Purchase of treasury stock	(1,077)	—	—	—	(26)	—	(26)
Balances, March 31, 2015	4,457,353	$9,859	$430	$47,142	$(3,951)	$(1,106)	$52,374
Balances, December 31, 2013	4,458,359	$9,855	$363	$43,405	$(3,880)	$77	$49,820
Net income	—	—	—	1,764	—	—	1,764
Other comprehensive income	—	—	—	—	—	357	357
Cash dividends declared ($0.26 per share)	—	—	—	(1,160)	—	—	(1,160)
Stock based compensation expense	—	—	5	—	—	—	5
Purchase of treasury stock	(97)	—	—	—	(2)	—	(2)
Balances, March 31, 2014	4,458,262	$9,855	$368	$44,009	$(3,882)	$434	$50,784

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 4

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income	$1,884	$1,764
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	227	226
Provision for loan losses	100	75
Deferred income tax (credit) provision	(4)	82
Net amortization of investment securities	46	17
Equity in losses of limited partnerships	122	164
Stock based compensation expense	12	5
Net (increase) decrease in unamortized loan costs	(33)	11
Proceeds from sales of loans held for sale	32,049	20,767
Origination of loans held for sale	(28,834)	(19,906)
Net gains on sales of loans held for sale	(729)	(433)
Net gains on sales of investment securities available-for-sale	—	(43)
Net loss on sales of other real estate owned	—	10
Increase in accrued interest receivable	(228)	(329)
Amortization of core deposit intangible	43	43
(Increase) decrease in other assets	(50)	237
Decrease in other liabilities	(729)	(119)
Net cash provided by operating activities	3,876	2,571
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	543	1,848
Purchases	(1,393)	(490)
Investment securities held-to-maturity
Proceeds from maturities, calls and paydowns	2,000	—
Purchases	—	(2,000)
Investment securities available-for-sale
Proceeds from sales	—	2,462
Proceeds from maturities, calls and paydowns	2,732	100
Purchases	(14,413)	(6,780)
Net increase in loans	(13,060)	(11,813)
Recoveries of loans charged off	4	13
Purchases of premises and equipment	(865)	(297)
Purchase of company-owned life insurance	(5,000)	—
Proceeds from sales of other real estate owned	—	42
Net cash used in investing activities	(29,452)	(16,915)

Union Bankshares, Inc. Page 5

Cash Flows From Financing Activities
Repayment of long-term debt	(72)	(87)
Net increase in short-term borrowings outstanding	3,541	621
Net increase in noninterest bearing deposits	6,813	2,291
Net increase in interest bearing deposits	510	11,585
Net decrease in time deposits	(12,579)	(14,573)
Purchase of treasury stock	(26)	(2)
Dividends paid	(1,204)	(1,160)
Net cash used in financing activities	(3,017)	(1,325)
Net decrease in cash and cash equivalents	(28,593)	(15,669)
Cash and cash equivalents
Beginning of period	41,744	30,719
End of period	$13,151	$15,050
Supplemental Disclosures of Cash Flow Information
Interest paid	$394	$445
Income taxes paid	$200	$—

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 6

UNION BANKSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Union Bankshares, Inc. and Subsidiary (the Company) as of March 31, 2015, and for the three months ended March 31, 2015 and 2014, have been prepared in conformity with GAAP for interim financial information, general practices within the banking industry, and the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The Company's sole subsidiary is Union Bank. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein, have been made. This information should be read in conjunction with the Company’s 2014 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2015, or any other interim period.

Certain amounts in the 2014 consolidated financial statements have been reclassified to conform to the 2015 presentation.

The acronyms, abbreviations and capitalized terms identified below are used throughout this Form 10-Q, including Part I. "Financial Information" and Part II. "Other Information". The following is provided to aid the reader and provide a reference page when reviewing this Form 10-Q.

AFS:	Available-for-sale	IRS:	Internal Revenue Service
ALCO:	Asset Liability Committee
ALL:	Allowance for loan losses	MBS:	Mortgage-backed security
ASC:	Accounting Standards Codification	MSRs:	Mortgage servicing rights
ASU:	Accounting Standards Update	OAO:	Other assets owned
Board:	Board of Directors	OCI:	Other comprehensive income (loss)
bp or bps:	Basis point(s)	OFAC:	U.S. Office of Foreign Assets Control
Branch Acquisition:	The acquisition of three New Hampshire branches in May 2011	OREO:	Other real estate owned
CDARS:	Certificate of Deposit Accounts Registry Service of the Promontory Interfinancial Network	OTTI:	Other-than-temporary impairment
Company:	Union Bankshares, Inc. and Subsidiary	OTT:	Other-than-temporary
FASB:	Financial Accounting Standards Board	Plan:	The Union Bank Pension Plan
FDIC:	Federal Deposit Insurance Corporation	RD:	USDA Rural Development
FHA:	U.S. Federal Housing Administration	SBA:	U.S. Small Business Administration
FHLB:	Federal Home Loan Bank of Boston	SEC:	U.S. Securities and Exchange Commission
FRB:	Federal Reserve Board	TDR:	Troubled-debt restructuring
FHLMC/Freddie Mac:	Federal Home Loan Mortgage Corporation	Union:	Union Bank, the sole subsidiary of Union Bankshares, Inc
GAAP:	Generally accepted accounting principles in the United States	USDA:	U.S. Department of Agriculture
HTM:	Held-to-maturity	VA:	U.S. Veterans Administration
HUD:	U.S. Department of Housing and Urban Development	2008 ISO Plan:	2008 Incentive Stock Option Plan of the Company
ICS:	Insured Cash Sweeps of the Promontory Interfinancial Network	2014 Equity Plan:	2014 Equity Incentive Plan

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

Note 4. Recent Accounting Pronouncements
In January 2015, the FASB issued ASU No. 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The amendments in this ASU eliminate the concept of extraordinary items by eliminating the requirement to separately classify, present, and disclose extraordinary events and transactions. Although the amendments will eliminate the requirements for reporting entities to consider whether an underlying event or transactions is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2015. Management has reviewed the ASU and does not believe that it will have a material effect on the Company's consolidated financial position or results of operations.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation: Amendments to the Consolidation Analysis. The amendments in this ASU affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, (2) eliminate the presumption that a general partner should consolidate a limited partnership, (3) affect the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships, and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this ASU are effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2015. Management has reviewed the ASU and does not believe that it will have a material effect on the Company's consolidated financial position or results of operations.

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

The Company also recorded $1.7 million of acquired identifiable intangible assets in connection with the 2011 Branch Acquisition, representing the core deposit intangible which is subject to straight-line amortization over the estimated 10 year average life of the core deposit base, absent any future impairment. Management will evaluate the core deposit intangible for impairment if conditions warrant.

Amortization expense for the core deposit intangible was $43 thousand for the three months ended March 31, 2015 and 2014. The amortization expense is included in other noninterest expense on the consolidated statement of income and is deductible for tax purposes. As of March 31, 2015, the remaining amortization expense related to the core deposit intangible, absent any future impairment, is expected to be as follows:

(Dollars in thousands)
2015	$128
2016	171
2017	171
2018	171
2019	171
Thereafter	241
Total	$1,053

Union Bankshares, Inc. Page 8

Note 6. Investment Securities
Investment securities as of the balance sheet dates consisted of the following:

March 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$21,431	$81	$(85)	$21,427
Agency mortgage-backed	6,882	153	(2)	7,033
State and political subdivisions	17,678	429	(30)	18,077
Corporate	10,767	201	(42)	10,926
Total debt securities	56,758	864	(159)	57,463
Mutual funds	335	—	—	335
Total	$57,093	$864	$(159)	$57,798
Held-to-maturity
U.S. Government-sponsored enterprises	$5,216	$—	$(58)	$5,158

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$15,563	$23	$(145)	$15,441
Agency mortgage-backed	6,516	92	(15)	6,593
State and political subdivisions	15,800	355	(52)	16,103
Corporate	7,243	98	(66)	7,275
Total debt securities	45,122	568	(278)	45,412
Mutual funds	337	—	—	337
Total	$45,459	$568	$(278)	$45,749
Held-to-maturity
U.S. Government-sponsored enterprises	$7,215	$—	$(161)	$7,054

There were no sales of AFS securities for the three months ended March 31, 2015. Proceeds from the sale of AFS securities were $2.5 million with gross realized gains of $43 thousand for the three months ended March 31, 2014. The specific identification method is used to determine realized gains and losses on sales of securities AFS.

Union Bankshares, Inc. Page 9

The amortized cost and estimated fair value of debt securities by contractual scheduled maturity as of March 31, 2015 were as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Available-for-sale
Due in one year or less	$430	$440
Due from one to five years	12,515	12,605
Due from five to ten years	22,803	23,170
Due after ten years	14,128	14,215
	49,876	50,430
Agency mortgage-backed	6,882	7,033
Total debt securities available-for-sale	$56,758	$57,463
Held-to-maturity
Due from one to five years	$998	$998
Due from five to ten years	1,000	997
Due after ten years	3,218	3,163
Total debt securities held-to-maturity	$5,216	$5,158

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

Information pertaining to all investment securities with gross unrealized losses as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

March 31, 2015	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
Debt securities:
U.S. Government-sponsored enterprises	6	$8,001	$(63)	5	$4,023	$(80)	11	$12,024	$(143)
Agency mortgage-backed	1	322	(2)	—	—	—	1	322	(2)
State and political subdivisions	10	3,529	(30)	—	—	—	10	3,529	(30)
Corporate	4	2,641	(25)	2	1,000	(17)	6	3,641	(42)
Total	21	$14,493	$(120)	7	$5,023	$(97)	28	$19,516	$(217)

Union Bankshares, Inc. Page 10

December 31, 2014	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
Debt securities:
U.S. Government-sponsored enterprises	6	$4,431	$(16)	14	$12,307	$(290)	20	$16,738	$(306)
Agency mortgage-backed	2	611	(10)	2	810	(5)	4	1,421	(15)
State and political subdivisions	7	2,326	(40)	3	878	(12)	10	3,204	(52)
Corporate	3	1,181	(21)	3	1,472	(45)	6	2,653	(66)
Total	18	$8,549	$(87)	22	$15,467	$(352)	40	$24,016	$(439)
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

The Company has the ability to hold the investment securities that had unrealized losses at March 31, 2015 for the foreseeable future and no declines were deemed by management to be OTT.

Investment securities with a carrying amount of $5.7 million and $6.5 million at March 31, 2015 and December 31, 2014, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

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

Union Bankshares, Inc. Page 11

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
The following table summarizes activity in the accretable loan premium component for the acquired loan portfolio:

	For The Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$292	$374
Loan premium amortization	(18)	(20)
Balance at end of period	$274	$354
Loan premium amortization has been charged to Interest and fees on loans on the Company's consolidated statements of income for the periods reported. The remaining accretable loan premium component balance was $274 thousand at March 31, 2015 and $292 thousand at December 31, 2014. The balance of the nonaccretable credit risk component was $193 thousand at March 31, 2015 and December 31, 2014. The net carrying amounts of the acquired loans were $9.1 million at March 31, 2015 and December 31, 2014 and are included in the loan balances below.
The composition of Net loans as of the balance sheet dates were as follows:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Residential real estate	$165,276	$165,475
Construction real estate	29,822	37,258
Commercial real estate	220,591	211,710
Commercial	20,922	20,620
Consumer	4,127	4,435
Municipal	52,275	40,480
Gross loans	493,013	479,978
Allowance for loan losses	(4,773)	(4,694)
Net deferred loan costs	388	355
Net loans	$488,628	$475,639
Residential real estate loans aggregating $28.5 million and $37.8 million at March 31, 2015 and December 31, 2014, respectively, were pledged as collateral on deposits of municipalities. Qualifying residential first mortgage loans held by Union may be pledged as collateral for borrowings from the FHLB under a blanket lien.

Union Bankshares, Inc. Page 12

A summary of current, past due and nonaccrual loans as of the balance sheet dates follows:

March 31, 2015	Current	30-59 Days	60-89 Days	90 Days and Over and Accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$159,324	$3,794	$448	$264	$1,446	$165,276
Construction real estate	29,660	103	—	—	59	29,822
Commercial real estate	216,882	1,024	—	2,135	550	220,591
Commercial	20,836	42	6	—	38	20,922
Consumer	4,120	4	2	1	—	4,127
Municipal	52,275	—	—	—	—	52,275
Total	$483,097	$4,967	$456	$2,400	$2,093	$493,013

December 31, 2014	Current	30-59 Days	60-89 Days	90 Days and Over and Accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$159,430	$2,278	$1,342	$890	$1,535	$165,475
Construction real estate	37,075	112	10	—	61	37,258
Commercial real estate	207,325	2,194	173	1,454	564	211,710
Commercial	20,462	60	23	—	75	20,620
Consumer	4,391	36	8	—	—	4,435
Municipal	40,480	—	—	—	—	40,480
Total	$469,163	$4,680	$1,556	$2,344	$2,235	$479,978
There were three residential real estate loans in process of foreclosure at March 31, 2015. Aggregate interest on nonaccrual loans not recognized was $1.1 million and $1.0 million as of March 31, 2015 and 2014, respectively, and $1.1 million as of December 31, 2014.

Note 8.  Allowance for Loan Losses and Credit Quality
The ALL is established for estimated losses in the loan portfolio through a provision for loan losses charged to earnings. For all loan classes, loan losses are charged against the ALL when management believes the loan balance is uncollectible or in accordance with federal guidelines. Subsequent recoveries, if any, are credited to the ALL.

The ALL is maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio as of the balance sheet date. The amount of the ALL is based on management's periodic evaluation of the collectability of the loan portfolio, including the nature, volume and risk characteristics of the portfolio, credit concentrations, trends in historical loss experience, estimated value of any underlying collateral, specific impaired loans and economic conditions. There has been no change to the methodology used to estimate the ALL during the first quarter of 2015. While management uses available information to recognize losses on loans, future additions to the ALL may be necessary based on changes in economic conditions or other relevant factors.

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

Union Bankshares, Inc. Page 13

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

Union Bankshares, Inc. Page 14

Changes in the ALL, by class of loans, for the three months ended March 31, 2015 and 2014 were as follows:

For The Three Months Ended March 31, 2015	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2014	$1,330	$439	$2,417	$176	$27	$42	$263	$4,694
Provision (credit) for loan losses	9	(63)	251	20	10	12	(139)	100
Recoveries of amounts charged off	—	3	—	—	1	—	—	4
	1,339	379	2,668	196	38	54	124	4,798
Amounts charged off	—	—	—	(13)	(12)	—	—	(25)
Balance, March 31, 2015	$1,339	$379	$2,668	$183	$26	$54	$124	$4,773

For The Three Months Ended March 31, 2014	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2013	$1,251	$390	$2,644	$163	$23	$35	$141	$4,647
Provision (credit) for loan losses	21	(19)	(69)	5	(4)	8	133	75
Recoveries of amounts charged off	2	3	—	1	8	—	—	14
	1,274	374	2,575	169	27	43	274	4,736
Amounts charged off	(37)	—	—	—	(5)	—	—	(42)
Balance, March 31, 2014	$1,237	$374	$2,575	$169	$22	$43	$274	$4,694

The allocation of the ALL, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates were as follows:

March 31, 2015	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$69	$—	$228	$—	$—	$—	$—	$297
Collectively evaluated for impairment	1,270	379	2,440	183	26	54	124	4,476
Total allocated	$1,339	$379	$2,668	$183	$26	$54	$124	$4,773

December 31, 2014	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$73	$—	$70	$—	$—	$—	$—	$143
Collectively evaluated for impairment	1,257	439	2,347	176	27	42	263	4,551
Total allocated	$1,330	$439	$2,417	$176	$27	$42	$263	$4,694

Union Bankshares, Inc. Page 15

The recorded investment in loans, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates were as follows:

March 31, 2015	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$692	$252	$3,295	$—	$—	$—	$4,239
Collectively evaluated for impairment	160,020	29,570	212,746	20,922	4,127	52,275	479,660
	160,712	29,822	216,041	20,922	4,127	52,275	483,899
Acquired loans	4,564	—	4,550	—	—	—	9,114
Total	$165,276	$29,822	$220,591	$20,922	$4,127	$52,275	$493,013

December 31, 2014	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$950	$275	$3,332	$123	$—	$—	$4,680
Collectively evaluated for impairment	159,888	36,983	203,963	20,497	4,435	40,480	466,246
	160,838	37,258	207,295	20,620	4,435	40,480	470,926
Acquired loans	4,637	—	4,415	—	—	—	9,052
Total	$165,475	$37,258	$211,710	$20,620	$4,435	$40,480	$479,978

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

The following tables summarize the loan ratings applied to the Company's loans by class as of the balance sheet dates:

March 31, 2015	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$150,300	$24,697	$155,691	$19,011	$4,094	$52,275	$406,068
Satisfactory/Monitor	8,136	4,840	54,607	1,697	29	—	69,309
Substandard	2,276	285	5,743	214	4	—	8,522
Total	160,712	29,822	216,041	20,922	4,127	52,275	483,899
Acquired loans	4,564	—	4,550	—	—	—	9,114
Total	$165,276	$29,822	$220,591	$20,922	$4,127	$52,275	$493,013

Union Bankshares, Inc. Page 16

December 31, 2014	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$141,259	$31,519	$159,725	$18,960	$4,360	$40,480	$396,303
Satisfactory/Monitor	17,483	5,347	41,728	1,384	70	—	66,012
Substandard	2,096	392	5,842	276	5	—	8,611
Total	160,838	37,258	207,295	20,620	4,435	40,480	470,926
Acquired loans	4,637	—	4,415	—	—	—	9,052
Total	$165,475	$37,258	$211,710	$20,620	$4,435	$40,480	$479,978

Acquired loans are risk rated, as appropriate, according to the Company's loan rating system, but such ratings are not taken into account in establishing the ALL. Rather, in accordance with applicable accounting principles, acquired loans are initially recorded at fair value, determined based upon an estimate of the amount and timing of both principal and interest cash flows expected to be collected and discounted using a market interest rate, which includes an estimate of future credit losses expected to be incurred over the life of the portfolio. The primary credit quality indicator for acquired loans is whether there has been a decrease in expected cash flows. Monitoring of this portfolio is ongoing to determine if there is evidence of deterioration in credit quality since acquisition. As of March 31, 2015, there was no ALL for acquired loans.

The following table provides information with respect to impaired loans by class of loan as of and for the three months ended March 31, 2015:

	As of March 31, 2015			For The Three Months Ended March 31, 2015
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With an allowance recorded:
Residential real estate	$529	$538	$69
Commercial real estate	2,122	2,134	228
	2,651	2,672	297
With no allowance recorded:
Residential real estate	163	271	—
Construction real estate	252	275	—
Commercial real estate	1,173	1,227	—
	1,588	1,773	—
Total:
Residential real estate	692	809	69	$821	$11
Construction real estate	252	275	—	264	3
Commercial real estate	3,295	3,361	228	3,313	34
Total	$4,239	$4,445	$297	$4,459	$48
____________________

(1)	Does not reflect government guaranties on impaired loans as of March 31, 2015 totaling $240 thousand.

Union Bankshares, Inc. Page 17

The following table provides information with respect to impaired loans by class of loan as of and for the three months ended March 31, 2014:

	As of March 31, 2014			For The Three Months Ended March 31, 2014
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Total:
Residential real estate	$651	$829	$41	$736	$5
Construction real estate	348	371	3	348	4
Commercial real estate	4,232	4,276	134	4,226	42
Commercial	106	106	—	107	2
Total	$5,337	$5,582	$178	$5,417	$53

The following table provides information with respect to impaired loans as of December 31, 2014:

	December 31, 2014
	Recorded Investment (1)	Principal Balance (1)	Related Allowance
	(Dollars in thousands)
With an allowance recorded:
Residential real estate	$537	$546	$73
Commercial real estate	2,127	2,136	70
	2,664	2,682	143
With no allowance recorded:
Residential real estate	412	602	—
Construction real estate	275	298	—
Commercial real estate	1,205	1,256	—
Commercial	123	172	—
	2,015	2,328	—

Total:
Residential real estate	949	1,148	73
Construction real estate	275	298	—
Commercial real estate	3,332	3,392	70
Commercial	123	172	—
Total	$4,679	$5,010	$143
____________________

(1)	Does not reflect government guaranties on impaired loans as of December 31, 2014 totaling $244 thousand.

Union Bankshares, Inc. Page 18

The following is a summary of TDR loans by class of loan as of the balance sheet dates:

	March 31, 2015		December 31, 2014
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
Residential real estate	5	$692	5	$704
Construction real estate	3	252	3	276
Commercial real estate	3	702	3	711
Total	11	$1,646	11	$1,691
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
There was no new TDR activity during the three months ended March 31, 2015. The following table provides new TDR activity for the three months ended March 31, 2014:

	New TDRs During the
	Three Months Ended March 31, 2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Commercial real estate	2	$1,018	$1,068

There were no TDR loans modified within the previous twelve months that had subsequently defaulted during the three month periods ended March 31, 2015 or March 31, 2014. TDR loans are considered defaulted at 90 days past due.

At March 31, 2015 and December 31, 2014, the Company was not committed to lend any additional funds to borrowers whose loans were nonperforming, impaired or restructured.

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

Net periodic pension benefit for the three months ended March 31 consisted of the following components:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Service cost	$—	$—
Interest cost on projected benefit obligation	170	193
Expected return on plan assets	(286)	(298)
Amortization of prior service cost	—	—
Amortization of net loss	14	—
Net periodic benefit	$(102)	$(105)

Union Bankshares, Inc. Page 19

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

As of the balance sheet dates, the components of Accumulated OCI, net of tax, were:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Net unrealized gain on investment securities available-for-sale	$466	$192
Defined benefit pension plan net unrealized actuarial loss	(1,572)	(1,572)
Total	$(1,106)	$(1,380)

The following table discloses the tax effects allocated to each component of OCI for the three months ended March 31:

	Three Months Ended
	March 31, 2015			March 31, 2014
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
	(Dollars in thousands)
Investment securities available-for-sale:
Net unrealized holding gains arising during the period on investment securities available-for-sale	$415	$(141)	$274	$583	$(198)	$385
Reclassification adjustment for net gains on investment securities available-for-sale realized in net income	—	—	—	(43)	15	(28)
Total other comprehensive income	$415	$(141)	$274	$540	$(183)	$357

The following table discloses information concerning the reclassification adjustments from OCI for the three months ended March 31:

	Three Months Ended
Reclassification Adjustment Description	March 31, 2015	March 31, 2014	Affected Line Item in Consolidated Statement of Income
	(Dollars in thousands)
Investment securities available-for-sale:
Net gains on investment securities available-for-sale	$—	$(43)	Net gains on sales of investment securities available-for-sale
Tax benefit	—	15	Provision for income taxes
Total reclassifications	$—	$(28)	Net income

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

Assets measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
March 31, 2015:
Investment securities available-for-sale (market approach)
Debt securities:
U.S. Government-sponsored enterprises	$21,427	$—	$21,427	$—
Agency mortgage-backed	7,033	—	7,033	—
State and political subdivisions	18,077	—	18,077	—
Corporate	10,926	—	10,926	—
Total debt securities	57,463	—	57,463	—
Mutual funds	335	335	—	—
Total	$57,798	$335	$57,463	$—

December 31, 2014:
Investment securities available-for-sale (market approach)
Debt securities:
U.S. Government-sponsored enterprises	$15,441	$—	$15,441	$—
Agency mortgage-backed	6,593	—	6,593	—
State and political subdivisions	16,103	—	16,103	—
Corporate	7,275	—	7,275	—
Total debt securities	45,412	—	45,412	—
Mutual funds	337	337	—	—
Total	$45,749	$337	$45,412	$—

Union Bankshares, Inc. Page 21

There were no significant transfers in or out of Levels 1 and 2 for the three months ended March 31, 2015. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as impaired loans, HTM securities, MSRs and OREO, were not considered material at March 31, 2015 or December 31, 2014. The Company has not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.

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

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	March 31, 2015
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$13,151	$13,151	$13,151	$—	$—
Interest bearing deposits in banks	13,102	13,096	—	13,096	—
Investment securities	63,014	62,956	335	62,621	—
Loans held for sale	8,257	8,545	—	8,545	—
Loans, net
Residential real estate	164,068	166,497	—	—	166,497
Construction real estate	29,466	30,463	—	—	30,463
Commercial real estate	217,973	221,983	—	—	221,983
Commercial	20,755	20,172	—	—	20,172
Consumer	4,104	4,037	—	—	4,037
Municipal	52,262	53,437	—	—	53,437
Accrued interest receivable	2,082	2,082	—	395	1,687
Nonmarketable equity securities	2,053	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$97,198	$97,198	$97,198	$—	$—
Interest bearing	303,232	303,233	—	303,233	—
Time	146,378	146,560	—	146,560	—
Borrowed funds
Short-term	10,423	10,423	10,423	—	—
Long-term	8,164	8,673	—	8,673	—
Accrued interest payable	487	487	—	487	—

Union Bankshares, Inc. Page 23

	December 31, 2014
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$41,744	$41,744	$41,744	$—	$—
Interest bearing deposits in banks	12,252	12,248	—	12,248	—
Investment securities	52,964	52,803	337	52,466	—
Loans held for sale	10,743	11,036	—	11,036	—
Loans, net
Residential real estate	164,267	166,780	—	—	166,780
Construction real estate	36,847	36,876	—	—	36,876
Commercial real estate	209,187	214,184	—	—	214,184
Commercial	20,459	19,859	—	—	19,859
Consumer	4,411	4,379	—	—	4,379
Municipal	40,468	39,743	—	—	39,743
Accrued interest receivable	1,854	1,854	—	312	1,542
Nonmarketable equity securities	2,053	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$90,385	$90,385	$90,385	$—	$—
Interest bearing	302,722	302,723	—	302,723	—
Time	158,957	159,104	—	159,104	—
Borrowed funds
Short-term	6,882	6,882	6,882	—	—
Long-term	8,236	8,773	—	8,773	—
Accrued interest payable	304	304	—	304	—
The carrying amounts in the preceding tables are included in the consolidated balance sheets under the applicable captions.

Note 12. Subsequent Events
Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with GAAP. Events occurring subsequent to March 31, 2015 have been evaluated as to their potential impact to the consolidated financial statements.

On April 15, 2015, the Company declared a regular quarterly cash dividend of $0.27 per share, payable May 7, 2015, to stockholders of record on April 27, 2015.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
GENERAL
The following discussion and analysis focuses on those factors that, in management's view, had a material effect on the financial position of the Company as of March 31, 2015 and December 31, 2014, and its results of operations for the three months ended

Union Bankshares, Inc. Page 24

March 31, 2015 and 2014. This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company's Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of the Company's management, the interim unaudited data reflects all adjustments, consisting only of normal recurring adjustments and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim periods presented. Management is not aware of the occurrence of any events after March 31, 2015 which would materially affect the information presented.

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

Union Bankshares, Inc. Page 25

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

Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2014 for a more in-depth discussion of the Company's critical accounting policies. There have been no changes to the Company's critical accounting policies since the filing of that report.

OVERVIEW
The Company's net income was $1.9 million for the quarter ended March 31, 2015 compared to $1.8 million for the quarter ended March 31, 2014, an increase of $120 thousand, or 6.8%. These results reflected an increase in net interest income of $17 thousand, or 0.3%, and an increase in noninterest income of $382 thousand, or 19.6%, partially offset by an increase in noninterest expenses of $211 thousand, or 4.1%, an increase in the provision for loan losses of $25 thousand, or 33.3%, and an increase in the provision for income taxes of $43 thousand, or 9.1%.

Total interest income increased $5 thousand, or 0.1%, and was $6.1 million for the first quarter of 2015 and 2014 despite a significant increase in the average balance of loans, while interest expense decreased $12 thousand, or 2.1%, from $577 thousand for the first quarter of 2014 to $565 thousand for the first quarter of 2015. These changes in interest income and interest expense resulted in net interest income of $5.6 million for the first quarter of 2015, up $17 thousand, or 0.3%, from interest income of $5.5 million for the first quarter of 2014.

Noninterest income increased $382 thousand, or 19.6%, for the quarter due to higher net gains on sales of loans held for sale, which increased $296 thousand, or 68.4%, from $433 thousand for the quarter ended March 31, 2014 to $729 thousand for the quarter ended March 31, 2015. The increase in net gains was a result of an increase of $11.0 million, or 54.0%, in the volume of residential loans sold to the secondary market from $20.3 million in the first quarter of 2014 to $31.3 million in the first quarter of 2015. There was also an increase in service fee revenue of $74 thousand, or 5.8%, between periods.

Noninterest expenses increased $211 thousand, or 4.1%, for the three month period ended March 31, 2015 compared to the same period for 2014, resulting from increases $76 thousand, or 3.4%, in salaries and wages, $67 thousand, or 10.0%, in pension and employee benefits, and $20 thousand, or 5.2%, in equipment expense, partially offset by a decrease in equity in losses of affordable housing investments of $42 thousand, or 25.6%.

Net loans and loans held for sale increased $10.5 million, or 2.2%, to $496.9 million, or 79.8% of total assets, at March 31, 2015, compared to $486.4 million, or 77.9% of total assets, at December 31, 2014. The increase is primarily attributable to growth in municipal and commercial real estate loans.

Deposits decreased $5.3 million, or 1.0%, from $552.1 million at December 31, 2014 to $546.8 million at March 31, 2015. The decrease in deposits was primarily related to a decrease in time deposits, partially offset by increases in non maturing deposits. The decrease in time deposits was a result of normal seasonal activity in municipal time deposit accounts. It appears that customers shifting funds out of time deposits in anticipation of increases in rates has stabilized somewhat during the first quarter of 2015.
The Company's total capital increased from $51.4 million at December 31, 2014 to $52.4 million at March 31, 2015. This increase primarily reflects net income of $1.9 million for the first three months of 2015, less regular cash dividends paid of $1.2 million. (See Capital Resources on page 41.)

Union Bankshares, Inc. Page 26

The following unaudited per share information and key ratios depict several measurements of performance or financial condition for the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended or At March 31,
	2015	2014
Return on average assets (ROA) (1)	1.22%	1.21%
Return on average equity (1)	14.44%	14.09%
Net interest margin (1)(2)	4.00%	4.21%
Efficiency ratio (3)	66.59%	68.03%
Net interest spread (4)	3.90%	4.10%
Loan to deposit ratio	91.67%	92.01%
Net loan charge-offs to average loans not held for sale (1)	0.02%	0.02%
Allowance for loan losses to loans not held for sale (5)	0.97%	0.99%
Nonperforming assets to total assets (6)	0.77%	0.39%
Equity to assets	8.41%	8.66%
Total capital to risk weighted assets (7)	13.47%	13.06%
Book value per share	$11.75	$11.39
Earnings per share	$0.42	$0.40
Dividends paid per share	$0.27	$0.26
Dividend payout ratio (8)	64.29%	65.00%
____________________

(1)	Annualized.

(2)	The ratio of tax equivalent net interest income to average earning assets. See page 28 for more information.

(3)	The ratio of noninterest expense to tax equivalent net interest income and noninterest income, excluding securities gains (losses).

(4)	The difference between the average rate earned on earning assets and the average rate paid on interest bearing liabilities. See page 28 for more information.

(5)
Calculation includes the net carrying amount of loans recorded at fair value from the 2011 Branch Acquisition as of March 31, 2015 ($9.1 million) and March 31, 2014 ($16.8 million). Excluding such loans, the allowance for loan losses to loans not purchased and not held for sale was 0.99% at March 31, 2015 and 1.03% at March 31, 2014.

(6)	Nonperforming assets are loans or investment securities that are in nonaccrual or 90 or more days past due as well as OREO or OAO.

(7)	The March 31, 2015 ratio is calculated under the Basel III capital rules that became effective for the Company and Union on January 1, 2015.

(8)	Cash dividends declared and paid per share divided by consolidated net income per share.

RESULTS OF OPERATIONS
Net Interest Income. The largest component of the Company’s operating income is net interest income, which is the difference between interest and dividend income received from interest earning assets and interest expense paid on interest bearing liabilities. The Company’s net interest income increased $17 thousand, or 0.3%, to $5.6 million for the three months ended March 31, 2015 from $5.5 million for the three months ended March 31, 2014. The net interest spread decreased 20 bps to 3.90% for the first quarter of 2015, from 4.10% for the same period last year, despite a 4 bps drop in the average interest rate paid on interest bearing liabilities, from 0.53% for the first quarter of 2014 to 0.49% for the first quarter of 2015, as the average yield earned on interest earning assets dropped 24 bps, from 4.63% for the three months ended March 31, 2014 to 4.39% for the three months ended March 31, 2015 due to a decrease in the average yield on loans of 29 bps. The net interest margin for the first quarter of 2015 decreased 21 bps to 4.00% from 4.21% for the first quarter of 2014. Although the cost of borrowed funds decreased 78 bps from March 31, 2014 to March 31, 2015, the prolonged low rate environment continues to put pressure on the Company's net interest spread and margin, as interest earning assets continue to reprice at lower rates while the cost of average deposits has remained flat period over period.
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

Union Bankshares, Inc. Page 27

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

	Three Months Ended March 31,
	2015			2014
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$17,635	$8	0.19%	$13,093	$4	0.14%
Interest bearing deposits in banks	12,460	40	1.30%	17,096	45	1.08%
Investment securities (1), (2)	56,140	328	2.68%	50,397	293	2.63%
Loans, net (1), (3)	495,511	5,732	4.82%	467,500	5,762	5.11%
Nonmarketable equity securities	2,053	9	1.73%	2,053	8	1.48%
Total interest earning assets (1)	583,799	6,117	4.39%	550,139	6,112	4.63%
Cash and due from banks	4,665			4,709
Premises and equipment	12,036			10,769
Other assets	18,620			15,487
Total assets	$619,120			$581,104
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$112,663	$21	0.08%	$97,539	$18	0.08%
Savings/money market accounts	186,653	80	0.17%	177,451	83	0.19%
Time deposits	154,865	375	0.98%	154,916	371	0.97%
Borrowed funds	16,326	89	2.19%	14,139	105	2.97%
Total interest bearing liabilities	470,507	565	0.49%	444,045	577	0.53%
Noninterest bearing deposits	92,579			85,979
Other liabilities	3,826			1,021
Total liabilities	566,912			531,045
Stockholders' equity	52,208			50,059
Total liabilities and stockholders’ equity	$619,120			$581,104
Net interest income		$5,552			$5,535
Net interest spread (1)			3.90%			4.10%
Net interest margin (1)			4.00%			4.21%
__________________

(1)	Average yields reported on a tax equivalent basis using a marginal tax rate of 34%.

(2)	Average balances of investment securities are calculated on the amortized cost basis and include nonaccrual securities, if applicable.

(3)	Includes loans held for sale as well as nonaccrual loans, unamortized costs and unamortized premiums and is net of the allowance for loan losses.

Union Bankshares, Inc. Page 28

Tax exempt interest income amounted to $460 thousand and $380 thousand for the three months ended March 31, 2015 and 2014, respectively. The following table presents the effect of tax exempt income on the calculation of net interest income, using a marginal tax rate of 34% for 2015 and 2014:

	For The Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Net interest income as presented	$5,552	$5,535
Effect of tax-exempt interest
Investment securities	48	38
Loans	159	135
Net interest income, tax equivalent	$5,759	$5,708

Rate/Volume Analysis. The following table describes the extent to which changes in average interest rates (on a fully tax-equivalent basis) and changes in volume of average interest earning assets and interest bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to:

•	changes in volume (change in volume multiplied by prior rate);

•	changes in rate (change in rate multiplied by prior volume); and

•	total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014 Increase/(Decrease) Due to Change In
	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$2	$2	$4
Interest bearing deposits in banks	(13)	8	(5)
Investment securities	34	1	35
Loans, net	330	(360)	(30)
Nonmarketable equity securities	—	1	1
Total interest earning assets	$353	$(348)	$5
Interest bearing liabilities:
Interest bearing checking accounts	$3	$—	$3
Savings/money market accounts	4	(7)	(3)
Time deposits	—	4	4
Borrowed funds	14	(30)	(16)
Total interest bearing liabilities	$21	$(33)	$(12)
Net change in net interest income	$332	$(315)	$17

Three Months Ended March 31, 2015, Compared to Three Months Ended March 31, 2014

Interest and Dividend Income. The Company’s interest and dividend income amounted to $6.1 million for the three months ended March 31, 2015 and 2014 despite an overall increase in average earning assets of $33.7 million, or 6.1%, to $583.8 million, from $550.1 million for the three months ended March 31, 2014. However, the positive effect on interest income resulting from the rise in the average volume of earning assets was almost entirely offset by the lower rates earned on loans. Average loan volume approximated $495.5 million at an average yield of 4.82% for the three months ended March 31, 2015, up $28.0 million, or 6.0%, from an average volume of $467.5 million at an average yield of 5.11% for the three months ended March 31, 2014, with interest

Union Bankshares, Inc. Page 29

income on loans decreasing $30 thousand, or 0.5%, compared to the first quarter of 2014. The positive impact of the increase in average total loan volume was offset by a 29 bps decrease in average yield.

The average balance of nonloan instruments increased $5.6 million, or 6.8%, with the average balance of investments increasing $5.7 million, or 11.4%, to $56.1 million for the quarter ended March 31, 2015, from $50.4 million for the quarter ended March 31, 2014, and the average balance of federal funds sold and overnight deposits increasing $4.5 million, or 34.7%, to $17.6 million for the three months ended March 31, 2015, from $13.1 million for the three months ended March 31, 2014. The average balance in interest bearing deposits in banks for the quarter ended March 31, 2015 decreased $4.6 million, or 27.1%, to $12.5 million versus $17.1 million for the 2014 comparison period. These changes in average volume combined with increases in yields resulted in an increase in interest income from average nonloan instruments of $35 thousand between periods.

Interest Expense. The Company’s interest expense decreased $12 thousand, or 2.1%, to $565 thousand for the three months ended March 31, 2015, from $577 thousand for the three months ended March 31, 2014, despite an increase of $26.5 million, or 6.0%, in the average volume of interest bearing liabilities between periods. The decrease was attributable to lower rates paid on borrowed funds, reflecting the payoff of higher rate FHLB advances that were outstanding during the first quarter of 2014, as well as new lower rate short term advances obtained during the first quarter of 2015.

Interest expense on deposits decreased $4 thousand, or 0.8%, to $476 thousand for the quarter ended March 31, 2015, from $472 thousand for the quarter ended March 31, 2014, despite an increase of $24.3 million, or 5.6%, in the average balance of interest bearing deposits to $454.2 million for the quarter ended March 31, 2015, compared to $429.9 million for the same period last year, reflecting the overall growth in the franchise. Average time deposits decreased $51 thousand, to $154.9 million for the three months ended March 31, 2015, from $154.9 million for the three months ended March 31, 2014 with the average rate paid on time deposits during the first quarter of 2015 increasing 1 bp, to 0.98% from 0.97% for the first quarter of 2014. The average balances for savings and money market accounts increased $9.2 million, or 5.2%, to $186.7 million for the quarter ended March 31, 2015, from $177.5 million for the quarter ended March 31, 2014, while the average rate paid on these accounts dropped from 0.19% to 0.17% between periods. Average interest bearing checking accounts increased $15.1 million, or 15.5%, to $112.7 million for the three months ended March 31, 2015 from $97.5 million for the three months ended March 31, 2014, while the average rate paid on these accounts remained at 0.08% for the two comparison periods.

Interest expense on borrowed funds decreased $16 thousand, or 15.2%, to $89 thousand for the three months ended March 31, 2015, from $105 thousand for the three months ended March 31, 2014, despite an increase of $2.2 million, or 15.5%, in the average balance of borrowed funds to $16.3 million for the three months ended March 31, 2015, compared to $14.1 million for the same period last year. Average borrowings from the FHLB increased $1.7 million for the quarter, average federal funds purchased decreased $62 thousand, and average customer overnight collateralized repurchase sweeps, included in borrowed funds, decreased $562 thousand. The increase in average borrowings is attributable to the net effect of the pay off of higher rate advances in prior periods and a new low rate advance obtained during the first quarter of 2015, which contributed to the decrease in the average rate paid on borrowings from 2.97% for the three months ended March 31, 2014 to 2.19% for the three months ended March 31, 2015.

Provision for Loan Losses. There was a $100 thousand loan loss provision for the quarter ended March 31, 2015, compared to a $75 thousand loan loss provision for the quarter ended March 31, 2014. The provision for the first quarter of 2015 was deemed appropriate by management based on the size and mix of the loan portfolio, the level of nonperforming loans, the results of the qualitative factor review and the outlook for future economic conditions. For further details, see FINANCIAL CONDITION Allowance for Loan Losses and Asset Quality below.

Union Bankshares, Inc. Page 30

Noninterest Income. Noninterest income was $2.3 million, or 27.6% of total income for the three months ended March 31, 2015, compared to $2.0 million, or 24.2% of total income for the three months ended March 31, 2014. The following table sets forth the components of noninterest income and changes from 2014 to 2015:

	For The Three Months Ended March 31,
	2015	2014	$ Variance	% Variance
	(Dollars in thousands)
Trust income	$177	$175	$2	1.1
Service fees	1,346	1,272	74	5.8
Net gains on sales of loans held for sale	729	433	296	68.4
Other income	83	30	53	176.7
Net gains on sales of investment securities AFS	—	43	(43)	100.0
Total noninterest income	$2,335	$1,953	$382	19.6

The significant changes in noninterest income for the three months ended March 31, 2015 compared to the same period of 2014 are described below:

•
Service fees. A new fee structure implemented on deposit accounts during the third quarter of 2014 increased service charges on deposit accounts approximately $72 thousand. Loan servicing fees increased $34 thousand due to growth in the serviced loan portfolio. These increases were partially offset by a $20 thousand decrease in debit card and ATM fees and a $7 thousand decrease in overdraft fee income.

•
Net gains on sales of loans held for sale. Continuing the Company's strategy to mitigate long-term interest rate risk, residential loans totaling $31.3 million were sold to the secondary market during the first quarter of 2015, versus residential loan sales of $20.3 million during the first quarter of 2014. Net gains on sold loans increased $296 thousand, or 68.4%, reflecting the increase in the volume of loan sales during the first quarter of 2015.

•
Other income. The $53 thousand increase in other income resulted from a $29 thousand increase in income from MSR, net of amortization, due to an increase in loan sales with servicing retained, and an increase of $13 thousand in income from Company owned life insurance from the purchase of split dollar life insurance policies covering certain officers of Union during the first quarter of 2015.

Noninterest Expense. Noninterest expense increased $211 thousand, or 4.1%, for the three months ended March 31, 2015 compared to the same period in 2014. The following table sets forth the components of noninterest expense and changes from 2014 to 2015:

	For The Three Months Ended March 31,
	2015	2014	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$2,323	$2,247	$76	3.4
Pension and employee benefits	734	667	67	10.0
Occupancy expense, net	381	339	42	12.4
Equipment expense	407	387	20	5.2
Expenses of OREO and other assets owned, net	15	13	2	15.4
Vermont franchise tax	132	125	7	5.6
FDIC insurance assessment	96	91	5	5.5
Equity in losses of affordable housing investments	122	164	(42)	(25.6)
Other expenses	1,180	1,146	34	3.0
Total noninterest expense	$5,390	$5,179	$211	4.1

Union Bankshares, Inc. Page 31

The significant changes in noninterest expense for the three months ended March 31, 2015 compared to the same period in 2014 are described below:

•
Salaries and wages. The $76 thousand increase reflects normal annual salary increases as well as a decrease in the deferral of salary expense due to accounting methods utilized to account for loan origination costs.

•
Pension and employee benefits. There was a $41 thousand, or 100.9%, increase in the cost of the Company's medical and dental plans as premium rates and dental claims increased between years. In addition, unemployment taxes increased $22 thousand, or 50.1%, from an increase in state unemployment tax rates.

•
Equity in losses of affordable housing investments. In the fourth quarter of 2014, the Company exited three limited partnerships that had reached the final year of tax credits and were near or at the end of the limited partnership compliance period. This resulted in a decrease in the provision for undistributed net losses recognized between years.

•
Other expenses. The increase is related to fees incurred on loans sold to the secondary market, an increase in losses on check and wire transfer fraud, increases in training costs for programs attended in the first quarter of 2015, and insurance premium increases.

Provision for Income Taxes. The Company has provided for current and deferred federal income taxes for the quarters ended March 31, 2015 and 2014. The Company's net provision for income taxes was $513 thousand with an effective tax rate of 21.4% for the quarter ended March 31, 2015 compared to a net provision of $470 thousand with an effective tax rate of 21.0% for the same period in 2014. The increase in federal income taxes and the effective tax rate was due to an increase in taxable income combined with tax credits recorded from investments in affordable housing projects decreasing to $143 thousand for the first quarter of 2015, compared to $158 thousand for the first quarter of 2014. In addition, these changes were partially offset by an increase in tax exempt interest income to $460 thousand for the first quarter and of 2015 from $380 thousand for the first quarter of 2014.

FINANCIAL CONDITION

At March 31, 2015, the Company had total consolidated assets of $622.5 million, including gross loans and loans held for sale (total loans) of $501.3 million, deposits of $546.8 million and stockholders' equity of $52.4 million. The Company’s total assets at March 31, 2015 decreased $1.6 million, or 0.3%, from $624.1 million at December 31, 2014, and increased $36.4 million, or 6.2%, compared to March 31, 2014.

Net loans and loans held for sale increased a total of $10.5 million, or 2.2%, to $496.9 million, or 79.8% of total assets at March 31, 2015, compared to $486.4 million, or 77.9% of total assets at December 31, 2014. (See Loans Held for Sale and Loan Portfolio below.)

Total deposits decreased $5.3 million, or 1.0%, to $546.8 million at March 31, 2015, from $552.1 million at December 31, 2014. Noninterest bearing deposits increased $6.8 million, or 7.5%, from $90.4 million at December 31, 2014 to $97.2 million at March 31, 2015 and interest bearing deposits increased $510 thousand, or 0.2%, from $302.7 million at December 31, 2014 to $303.2 million at March 31, 2015. These increases were more than offset by a decrease of $12.6 million, or 7.9%, in time deposits from $159.0 million at December 31, 2014 to $146.4 million at March 31, 2015. (See average balances and rates in the Yields Earned and Rates Paid table on page 28.)

Total borrowings increased $3.5 million, or 22.9%, at March 31, 2015, from $15.1 million at December 31, 2014 to $18.6 million at March 31, 2015. There was an increase in FHLB advances of $3.9 million and a decrease in customer overnight collateralized repurchase sweeps of $459 thousand between December 31, 2014 and March 31, 2015. (See Borrowings on page 37.)

Total stockholders’ equity increased $940 thousand to $52.4 million at March 31, 2015 from $51.4 million at December 31, 2014. This increase primarily reflects net income of $1.9 million for the first three months of 2015, less regular cash dividends paid of $1.2 million. (See Capital Resources on page 41.)

Loans Held for Sale and Loan Portfolio. Total loans (including loans held for sale) increased $10.5 million, or 2.1%, to $501.3 million, representing 80.5% of assets at March 31, 2015, from $490.7 million, representing 78.6% of assets at December 31, 2014. The total loan portfolio at March 31, 2015 also increased compared to the March 31, 2014 level of $476.3 million, representing 81.3% of assets. The Company’s loans consist primarily of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Real estate secured loans represented $423.9 million, or 84.6% of total loans at March 31, 2015 and $425.2 million, or 86.7% of total loans at December 31, 2014. Although competition for good loans

Union Bankshares, Inc. Page 32

is strong, especially in the commercial sector, the Company has been able to originate loans to both current and new customers while maintaining credit quality. The composition of the Company’s loan portfolio remained relatively unchanged from December 31, 2014, and there was no material change in the Company’s lending programs or terms during the three months ended March 31, 2015.

The composition of the Company's loan portfolio as of March 31, 2015 and December 31, 2014 was as follows:

	March 31, 2015		December 31, 2014
Loan Class	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$165,276	33.0	$165,475	33.7
Construction real estate	29,822	5.9	37,258	7.6
Commercial real estate	220,591	44.0	211,710	43.1
Commercial	20,922	4.2	20,620	4.2
Consumer	4,127	0.8	4,435	0.9
Municipal	52,275	10.4	40,480	8.3
Loans held for sale	8,257	1.6	10,743	2.2
Total loans	501,270	100.0	490,721	100.0
Allowance for loan losses	(4,773)		(4,694)
Unamortized net loan costs	388		355
Net loans and loans held for sale	$496,885		$486,382
The Company originates and sells qualified residential mortgage loans in various secondary market avenues, with a majority of sales made to the FHLMC/Freddie Mac. At March 31, 2015, the Company serviced a $520.1 million residential real estate mortgage portfolio, of which $8.3 million was held for sale and approximately $346.5 million was serviced for unaffiliated third parties.

The Company sold $31.3 million of qualified residential real estate loans originated during the first three months of 2015 to the secondary market to mitigate long-term interest rate risk and to generate fee income, compared to sales of $20.3 million during the first three months of 2014. The Company generally retains the servicing rights on sold residential mortgage loans. The Company originates and sells FHA, VA, and RD residential mortgage loans, and also has an Unconditional Direct Endorsement Approval from HUD which allows the Company to approve FHA loans originated in any of its Vermont or New Hampshire locations without needing prior HUD approval. Some of the government backed loans qualify for zero down payments without geographic or income restrictions. The Company sells VA and FHA loans as originated with servicing released. These loan products increase the Company's ability to serve the borrowing needs of residents in the communities we serve, including low and moderate income borrowers, while the government guaranty mitigates our exposure to credit risk.
The Company also originates commercial real estate and commercial loans under various SBA, USDA and State sponsored programs which provide a government agency guaranty for a portion of the loan amount. There was $5.2 million guaranteed under these various programs at March 31, 2015 on an aggregate balance of $6.5 million in subject loans. The Company occasionally sells the guaranteed portion of the loan to other financial concerns and retains servicing rights, which generates fee income. There were no commercial real estate loans sold in the first three months of 2015. The Company recognizes gains and losses on the sale of the principal portion of these loans as they occur.

The Company serviced $28.6 million of commercial and commercial real estate loans for unaffiliated third parties as of March 31, 2015. This includes $24.8 million of commercial or commercial real estate loans the Company has participated out to other financial institutions, in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.

The Company capitalizes servicing rights for all loans sold with servicing retained and recognizes gains and losses on the sale of the principal portion of these loans as they occur. The unamortized balance of servicing rights on loans sold with servicing retained was $1.4 million at March 31, 2015, with an estimated market value in excess of the carrying value as of such date. Management periodically evaluates and measures the servicing assets for impairment.

There were $28.5 million of residential real estate loans pledged to secure municipal deposits above the FDIC insurance coverage level as of March 31, 2015. Qualified residential first mortgage loans held by Union are eligible to be pledged as collateral for borrowings from the FHLB under a blanket lien.

Union Bankshares, Inc. Page 33

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
The following table shows the composition of nonperforming assets at the dates indicated and trends of certain ratios monitored by Company's management in reviewing asset quality:

	As of or for the three months ended	As of or for the year ended	As of or for the three months ended
	March 31, 2015	December 31, 2014	March 31, 2014
	(Dollars in thousands)
Nonaccrual loans	$2,093	$2,235	$1,659
Accruing loans 90+ days delinquent	2,400	2,344	100
Total nonperforming loans (1)	4,493	4,579	1,759
OREO	297	297	507
Total nonperforming assets	$4,790	$4,876	$2,266
Allowance for loan losses to loans not held for sale (2)	0.97%	0.98%	0.99%
Allowance for loan losses to nonperforming loans	106.23%	102.51%	266.86%
Nonperforming loans to total loans	0.90%	0.93%	0.37%
Nonperforming assets to total assets	0.77%	0.78%	0.39%
Delinquent loans (30 days to nonaccruing) to total loans	1.98%	2.20%	2.36%
Net charge-offs (annualized) to average loans not held for sale	0.02%	0.06%	0.02%
Loan loss provision to net charge-offs, year-to-date	474.86%	115.87%	262.51%
____________________

(1)
The Company had guarantees of U.S. or state government agencies on the above nonperforming loans totaling $254 thousand at March 31, 2015, $259 thousand at December 31, 2014, and $37 thousand at March 31, 2014.

(2)
Calculation includes the net carrying amount of loans recorded at fair value from the 2011 Branch Acquisition as of March 31, 2015 ($9.1 million), December 31, 2014 ($9.1 million) and March 31, 2014 ($16.8 million). Excluding such loans, the ALL to loans not purchased and not held for sale was 0.99% at March 31, 2015, 1.00% at December 31, 2014 and 1.03% at March 31, 2014.

The level of nonaccrual loans decreased $142 thousand, or 6.4%, since December 31, 2014, while accruing loans delinquent 90 days or more increased $56 thousand, or 2.4%, during the same time period. The percentage of nonperforming loans to total loans decreased slightly from 0.93% to 0.90%. There were three residential real estate loans in process of foreclosure at March 31, 2015 included in nonperforming loans. The aggregate interest income not recognized on nonaccrual loans amounted to approximately $1.1 million and $1.0 million as of March 31, 2015 and 2014, respectively and $1.1 million as of December 31, 2014.
At March 31, 2015, the Company had loans rated substandard that were on a performing status totaling $2.5 million, compared to $2.4 million at December 31, 2014. In management's view, substandard loans represent a higher degree of risk of becoming nonperforming loans in the future. The Company’s management is focused on the impact that the prolonged weak economy may have on its borrowers and closely monitors industry and geographic concentrations for evidence of financial problems. Improvement in local economic indicators has been identified over the past year. The unemployment rate has stabilized in Vermont and was at a 3.8% level for March 2015 compared to 3.4% for March 2014. The New Hampshire unemployment rate was 3.9% for March 2015 compared to 4.5% for March 2014. These rates compare favorably with the nationwide unemployment rate at 5.5% and 6.7% for the comparable periods. Management will continue to monitor the national, regional and local economic environment and its impact on unemployment, business failures and real estate values in the Company’s market area.
On occasion, the Company acquires residential or commercial real estate properties through or in lieu of loan foreclosure. These properties are held for sale and are initially recorded as OREO at fair value less estimated selling costs at the date of the Company’s

Union Bankshares, Inc. Page 34

acquisition of the property, with fair value based on an appraisal for more significant properties and on a broker’s price opinion for less significant properties. Holding costs and declines in the fair value of properties acquired are expensed as incurred. Declines in the fair value after acquisition of the property result in charges against income before tax. There were no such declines for the quarters ended March 31, 2015 and March 31, 2014. The Company evaluates each OREO property at least quarterly for changes in the fair value. At March 31, 2015 and December 31, 2014, the Company had three residential properties totaling $297 thousand classified as OREO. There was a $77 thousand allowance for losses on OREO at March 31, 2015 and December 31, 2014, which was netted out of the above value. Of the three properties in OREO at March 31, 2015, one property has since been sold at a minimal gain and one is currently under contract to sell. Further softening in the local real estate market would make the potential to recover all principal and related costs for OREO properties uncertain.
Allowance for Loan Losses. Some of the Company’s loan customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge off a portion or all of the remaining principal balance due. The Company maintains an ALL to absorb such losses. The ALL is maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio; however, actual loan losses may vary from current estimates. The Company's policy and methodologies for establishing the ALL, described in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, did not change during the first three months of 2015.
Impaired loans, including $1.6 million of TDR loans, were $4.2 million at March 31, 2015, with government guaranties of $240 thousand and a specific reserve amount allocated of $297 thousand, which is estimated by management to represent the Company’s loss exposure. Impaired loans, including $1.7 million of TDR loans, at December 31, 2014 were $4.7 million, with government guaranties of $244 thousand and a specific reserve amount allocated of $143 thousand as of such date. Based on management's evaluation of the Company's historical loss experience on substandard commercial loans, commercial loans with balances greater than $500 thousand was established as the threshold for individual impairment evaluation with a specific reserve allocated when warranted. Commercial loans with balances under this threshold are collectively evaluated for impairment as a homogeneous pool of loans, unless such loans are subject to a restructuring agreement or have been identified as impaired as part of a larger customer relationship. The specific reserve amount allocated to individually identified impaired loans increased $154 thousand as a result of the March 31, 2015 impairment evaluation.
The following table reflects activity in the ALL for the three months ended March 31, 2015 and 2014:

	For The Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$4,694	$4,647
Charge-offs	(25)	(42)
Recoveries	4	14
Net charge-offs	(21)	(28)
Provision for loan losses	100	75
Balance at end of period	$4,773	$4,694
The following table (net of loans held for sale) shows the internal breakdown by risk component of the Company's ALL and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

	March 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$1,339	33.5	$1,330	34.5
Construction real estate	379	6.1	439	7.8
Commercial real estate	2,668	44.7	2,417	44.1
Commercial	183	4.3	176	4.3
Consumer	26	0.8	27	0.9
Municipal	54	10.6	42	8.4
Unallocated	124	—	263	—
Total	$4,773	100.0	$4,694	100.0

Union Bankshares, Inc. Page 35

Notwithstanding the categories shown in the table above, all funds in the ALL are available to absorb loan losses in the portfolio, regardless of loan category or specific allocation.

There were no changes to the reserve factors assigned to any of the loan portfolios based on the qualitative factor reviews performed during the first three months of 2015, however, a sub-category of the construction real estate portfolio was established during the first quarter of 2015 for commercial real estate development loans, while in the construction phase of the projects, due to the volatility and increased risk identified within this portfolio. The reserve factor assigned to the construction real estate portfolio was increased 0.20% for the economic and business conditions component and 0.15% for the value of underlying collateral component for this commercial real estate development portion of the construction portfolio. Management of the Company believes, in its best estimate, that the ALL at March 31, 2015 is appropriate to cover probable credit losses inherent in the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the ALL at March 31, 2015. In addition, our banking regulators, as an integral part of their examination process, periodically review our ALL. Such agencies may require us to recognize adjustments to the ALL based on their judgments about information available to them at the time of their examination. A large adjustment to the ALL for losses in future periods may require increased provisions to replenish the ALL, which could negatively affect earnings. While the Company recognizes that economic slowdowns or financial and credit market turmoil may adversely impact its borrowers' financial performance and ultimately their ability to repay their loans, management continues to be cautiously optimistic about the collectability of the Company's loan portfolio.

Investment Activities. At March 31, 2015, investment securities classified as AFS totaled $57.8 million and securities classified as HTM totaled $5.2 million, or $63.0 million combined, comprising 10.1% of assets. Total investment securities increased $10.1 million, or 19.0%, from $53.0 million, or 8.5% of total assets at December 31, 2014. There was $5.7 million of investment securities pledged to secure various public deposits or customer repurchase agreements as of March 31, 2015, compared to $6.5 million at December 31, 2014. Net unrealized gains for the Company’s AFS investment securities portfolio were $705 thousand as of March 31, 2015, compared to net unrealized gains of $290 thousand as of December 31, 2014. Net unrealized gains of $466 thousand, net of income tax effect, were reflected in the Company’s accumulated OCI component of stockholders’ equity at March 31, 2015. Net unrealized losses in the Company's HTM investment securities portfolio were $58 thousand at March 31, 2015 compared to net unrealized losses of $161 thousand at December 31, 2014. No declines in value were deemed by management to be OTT at March 31, 2015. Deterioration in credit quality and/or imbalances in liquidity that may exist in the financial marketplace might adversely affect the fair values of the Company’s investment portfolio and the amount of gains or losses ultimately realized on the sale of such securities, and may also increase the potential that certain resulting unrealized losses will be designated as OTT in future periods, resulting in write-downs and charges to earnings.

Deposits. The following table shows information concerning the Company's average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the three months ended March 31, 2015 and year ended December 31, 2014:

	Three Months Ended March 31, 2015			Year ended December 31, 2014
	Average Amount	Percent of Total Deposits	Average Rate	Average Amount	Percent of Total Deposits	Average Rate
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$92,579	16.9	—	$87,777	16.8	—
Interest bearing checking accounts	112,663	20.6	0.08%	109,944	21.0	0.08%
Money market accounts	102,906	18.9	0.19%	101,365	19.3	0.20%
Savings accounts	83,747	15.3	0.15%	79,150	15.1	0.14%
Total nontime deposits	391,895	71.7	0.10%	378,236	72.2	0.11%
Time deposits:
Less than $100,000	65,827	12.0	0.69%	70,131	13.4	0.74%
$100,000 and over	89,038	16.3	1.19%	75,519	14.4	1.09%
Total time deposits	154,865	28.3	0.98%	145,650	27.8	0.92%
Total deposits	$546,760	100.0	0.35%	$523,886	100.0	0.33%
The Company participates in CDARS, which permits the Company to offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants. Participants may also purchase deposits through CDARS. There

Union Bankshares, Inc. Page 36

were $11.0 million of time deposits of $250,000 or less on the balance sheet at March 31, 2015 and December 31, 2014, which were exchanged with other CDARS participants and are therefore considered for certain regulatory purposes to be “brokered” deposits. The Company also participates in the ICS program, a service through which Union can offer its customers a savings product with access to unlimited FDIC insurance, while receiving reciprocal deposits from other banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of savings deposits through ICS provides full deposit insurance coverage for the customer, thereby helping Union retain the full amount of the deposit on its balance sheet. There were $2.2 million in ICS money market deposits on the balance sheet at March 31, 2015 and December 31, 2014. None of the Company’s CDARS or ICS deposits, as of the respective balance sheet dates, represented purchased deposits, as all such deposits were matched dollar for dollar with Union’s customer deposits which were placed in other participating financial institutions, in order to provide our customers with full FDIC insurance coverage for their deposit balances.

The following table provides a maturity distribution of the Company’s time deposits in amounts of $100,000 and over at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Within 3 months	$45,109	$5,491
3 to 6 months	8,220	56,097
6 to 12 months	12,856	15,664
Over 12 months	14,680	15,506
	$80,865	$92,758
In total, the Company’s time deposits in amounts of $100 thousand and over decreased $11.9 million, or 12.8%, between December 31, 2014 and March 31, 2015, and the average total balance increased from $75.5 million to $89.0 million. There was a change in each of the maturity time frames, especially within 3 months and 3 to 6 months categories. In Vermont, the fiscal year ends on June 30 for the majority of municipalities and school districts, with most of their time deposits maturing on that date, causing the majority of the change between time periods.

During the first three months of 2015, average total deposits grew $22.9 million, or 4.4%, compared to the year ended December 31, 2014, with growth in all categories except time deposits less than $100 thousand. Time deposits have trended towards short duration or migrated to nontime deposits because of the low interest rate environment and the perceived customer desire to be in a position to redeploy funds should there be a rise in interest rates. Time deposits at March 31, 2015 decreased $12.6 million, or 7.9%, from December 31, 2014 primarily as a result of normal seasonal fluctuations in municipal time deposit accounts.

A provision of the Dodd-Frank Act permanently raised FDIC deposit insurance coverage to $250 thousand per depositor per insured depository institution for each account ownership category. At March 31, 2015, the Company had deposit accounts with less than $250 thousand totaling $382.3 million, or 69.9% of its deposits, with FDIC insurance protection. An additional $30.7 million of municipal deposits were over the FDIC insurance coverage limit at March 31, 2015 and were collateralized by Union under applicable state regulations by investment securities or loans.

Borrowings. Total borrowed funds at March 31, 2015 were $18.6 million compared to $15.1 million at December 31, 2014, a net increase of $3.5 million, or 22.9%. The FHLB option advance borrowings were $17.2 million at March 31, 2015, at a weighted average rate of 1.81%, and $13.2 million at December 31, 2014, at a weighted average rate of 2.30%. The increase in option advance borrowings reflects a $4 million one month bullet advance at 0.22% taken during the first quarter of 2015 for liquidity purposes, partially offset by scheduled monthly payments of $72 thousand on long-term FHLB amortizing advances. In addition, the Company had overnight secured customer repurchase agreement sweeps at March 31, 2015 of $1.4 million, at a weighted average rate of 0.24%, compared to $1.9 million, at a weighted average rate of 0.25% at December 31, 2014, a decrease of $459 thousand, or 24.4%. The volume of the overnight secured customer repurchase agreement sweeps is volatile and is a function of the customer's cash flow needs. The Company had no federal funds purchased or advances on its repurchase agreement line or at the Federal Reserve discount window at either March 31, 2015 or December 31, 2014.

OTHER FINANCIAL CONSIDERATIONS

Market Risk and Interest Rate Risk. Market risk is the potential of loss in a financial instrument arising from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices, and equity prices. As of March 31, 2015, the Company did not have any market risk sensitive instruments acquired for trading purposes. The Company’s market risk arises primarily from interest rate risk inherent in its lending, investing, deposit taking and borrowing activities. Management of interest rate risk is an important component of our asset and liability management process, which is governed by established policies that

Union Bankshares, Inc. Page 37

are reviewed and approved annually. Our investment policy details the types of securities that may be purchased, and establishes portfolio limits and maturity limits for the various sectors. Our investment policy also establishes specific investment quality limits. The ALCO develops guidelines and strategies impacting our asset and liability management-related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. Members of the ALCO also manage the investment portfolio to maximize net interest income while mitigating market and interest rate risk.

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

An outside consultant is utilized to perform rate shocks of our balance sheet to assess our risk to earnings in different interest rate environments, and to perform a variety of other analyses. The consultant’s most recent analysis was as of March 31, 2015. The base simulation assumed no changes in rates, as well as 200 and 300 basis point rising interest rate scenarios which assume a parallel shift of the yield curve over a one-year period, and no growth assumptions. A summary of the results is as follows:

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

The net interest income simulation as of March 31, 2015 showed that the change in net interest income for the next 12 months from our expected or “most likely” forecast was as follows:

Rate Change	Percent Change in Net Interest Income Limit	Percent Change in Net Interest Income
Up 300 basis points	(21.00)%	15.23%
Up 200 basis points	(14.00)%	9.58%

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

Union Bankshares, Inc. Page 38

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

The following table details the contractual or notional amount of financial instruments that represented credit risk at the dates indicated:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Commitments to originate loans	$20,856	$27,538
Unused lines of credit	64,126	59,160
Standby and commercial letters of credit	1,801	1,725
Credit card arrangements	1,184	1,201
FHLB Mortgage Partnership Finance credit enhancement obligation, net	544	498
Total	$88,511	$90,122
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
The Company did not hold or issue derivative or hedging instruments during the three month period ended March 31, 2015.
The Company’s subsidiary bank is required (as are all banks) to maintain vault cash or a noninterest bearing reserve balance as established by Federal Reserve regulations. The Bank’s average total required reserve for the 14 day maintenance period including March 31, 2015 was $674 thousand and for December 31, 2014 was $738 thousand, both of which were satisfied by vault cash.

Contractual Obligations. The Company and Union have various financial obligations, including contractual obligations that may require future cash payments. The following table presents, as of March 31, 2015, significant fixed and determinable contractual obligations to third parties:

March 31, 2015
(Dollars in thousands)
Operating lease commitments	$241
Contractual payments on borrowed funds (1)	18,587
Deposits without stated maturity (1) (2)	400,430
Certificates of deposit (1) (2)	146,378
Deferred compensation payouts	985
Total	$566,621
____________________

(1)	The amounts exclude interest payable.

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

Union Bankshares, Inc. Page 39

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

The following table shows the Company's rate sensitivity analysis as of March 31, 2015:

	Repriced within
	3 Months or Less	4 to 12 Months	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
	(Dollars in thousands, by repricing date)
Interest sensitive assets:
Overnight deposits	$9,178	$—	$—	$—	$—	$9,178
Interest bearing deposits in banks	1,844	1,941	4,086	4,144	1,087	13,102
Investment securities (1)(3)	12,326	3,344	8,420	10,445	28,144	62,679
Nonmarketable securities	—	—	—	—	2,053	2,053
Loans and loans held for sale (2)(3)	195,097	75,930	81,144	95,833	53,654	501,658
Total interest sensitive assets	$218,445	$81,215	$93,650	$110,422	$84,938	$588,670
Interest sensitive liabilities:
Time deposits	$61,702	$43,350	$33,825	$7,501	$—	$146,378
Money markets	17,263	—	—	—	85,764	103,027
Regular savings	15,819	—	—	—	70,700	86,519
Interest bearing checking	39,798	—	—	—	73,888	113,686
Borrowed funds	10,497	225	4,172	3,693	—	18,587
Total interest sensitive liabilities	$145,079	$43,575	$37,997	$11,194	$230,352	$468,197
Net interest rate sensitivity gap	$73,366	$37,640	$55,653	$99,228	$(145,414)	$120,473
Cumulative net interest rate sensitivity gap	$73,366	$111,006	$166,659	$265,887	$120,473
Cumulative net interest rate sensitivity gap as a percentage of total assets	11.8%	17.8%	26.8%	42.7%	19.4%
Cumulative net interest rate sensitivity gap as a percentage of total interest sensitive assets	12.5%	18.9%	28.3%	45.2%	20.5%
Cumulative net interest rate sensitivity gap as a percentage of total interest sensitive liabilities	15.7%	23.7%	35.6%	56.8%	25.7%
____________________

Union Bankshares, Inc. Page 40

(1)	Investment securities exclude mutual funds shares with a fair value of $335 thousand that may be sold by the Company at any time.

(2)	Balances shown include deferred unamortized loan costs of $388 thousand.

(3)	Estimated repayment assumptions considered in Asset/Liability model.

Liquidity. Liquidity is a measurement of the Company’s ability to meet potential cash requirements, including ongoing commitments to fund deposit withdrawals, repay borrowings, fund investment and lending activities, and for other general business purposes. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. The Company’s principal sources of funds are deposits; amortization, prepayment and maturity of loans, investment securities, interest bearing deposits and other short-term investments; sales of securities and loans AFS; earnings; and funds provided from operations. Contractual principal repayments on loans are a relatively predictable source of funds, however, deposit flows and loan and investment prepayments can be significantly influenced by market interest rates, economic conditions, and rates offered by our competitors. Managing liquidity risk is essential to maintaining both depositor confidence and earnings stability

As of March 31, 2015, Union, as a member of FHLB, had access to unused lines of credit up to $9.2 million over and above the $17.2 million term advances already drawn. These lines can be used for either short-or-long-term liquidity or other needs. In addition to its borrowing arrangements with the FHLB, Union maintains two pre-approved Federal Funds lines of credit totaling $12.0 million with two upstream correspondent banks, a repurchase agreement line of credit and access to the Federal Reserve discount window, which would require pledging of qualified assets. There were no outstanding advances on the federal funds or repurchase agreement lines or at the discount window at March 31, 2015.

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

The total dollar value of the Company’s stockholders’ equity at March 31, 2015 of $52.4 million increased $0.9 million from $51.4 million at December 31, 2014, reflecting net income of $1.9 million for the first three months of 2015, an increase of $12 thousand from stock based compensation, and an increase of $274 thousand in accumulated OCI. These increases were partially offset by cash dividends paid of $1.2 million and stock repurchases of $26 thousand during the three months ended March 31, 2015.

Union Bankshares, Inc. has 7,500,000 shares of $2.00 par value common stock authorized. As of March 31, 2015, the Company had 4,929,296 shares issued, of which 4,457,353 were outstanding and 471,943 were held in treasury.

In January 2015, the Company's Board reauthorized a limited stock repurchase program initially adopted in May 2010, which permits the repurchase of up to 2,500 shares of the Company's common stock each calendar quarter in open market purchases or privately negotiated transactions, as management deems advisable and as market conditions warrant. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase authorization expires on December 31, 2015, unless reauthorized. The Company repurchased 1,077 shares during the first three months of 2015 pursuant to that authorization, at a total cost of $26 thousand.

Effective May 21, 2014 upon approval by the stockholders, the Company adopted the 2014 Equity Plan, which replaced the 2008 ISO Plan. Under the 2014 Equity Plan, 50,000 shares of the Company’s common stock (including approximately 25,000 unused shares from the 2008 ISO Plan) are available for equity awards of incentive stock options, nonqualified stock options, restricted stock and restricted stock units to eligible officers and (except for awards of incentive stock options) nonemployee directors. Shares available for issuance of awards under the 2014 Equity Plan consist of unissued shares of the Company’s common stock and/or shares held in treasury. There were 6,000 options granted under the 2014 Equity Plan in the fourth quarter of 2014 that will become exercisable in the fourth quarter of 2015. Unrecognized compensation cost related to the unvested stock options as of March 31, 2015 was $23 thousand.

Union Bankshares, Inc. Page 41

The Company's 2008 ISO Plan was replaced by the 2014 Equity Plan. As of March 31, 2015 7,500 options granted under the 2008 ISO Plan remained outstanding and exercisable, with the last of such options expiring in December 2020. All exercisable options were “in the money” at March 31, 2015.

The FDIC and other federal bank regulatory agencies issued a final rule revising their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 capital ratio with a minimum requirement of 4.5%, increases the minimum Tier 1 risk based ratio from 4.0% to 6.0%, and assigns a higher risk weight of 150% to exposures that are more than 90 days past due or in nonaccrual status as well as certain commercial real estate loans that finance the acquisition, development or construction of real property. The final rule also requires accumulated OCI be included for purposes of calculating regulatory capital unless a one time opt-out election was made during the first quarter of 2015. The Company and the Bank both made the election. The rule limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" of 2.5% above the minimum capital ratio requirements. The final rule became effective for the Company and the Bank on January 1, 2015. The 2.5% capital conservation buffer requirement will be phased in over a four-year period beginning January 1, 2016 and ending January 1, 2019. Effective January 1, 2015, the FDIC adopted conforming changes to its prompt corrective action regulations. These changes include a new common equity Tier 1 ratio requirement, with a required minimum ratio of 6.5% for well-capitalized status. The new regulations also increase the minimum ratio of Tier 1 capital to risk weighted assets for well-capitalized status to 8.0%, from the current 6.0%.

Management believes that as of March 31, 2015, both companies met all capital adequacy requirements to which they are subject. As of March 31, 2015, the most recent calculation date, Union was categorized as well capitalized under the regulatory framework for prompt corrective action. The prompt corrective action capital category framework applies to FDIC insured depository institutions such as Union but does not apply directly to bank holding companies such as the Company. To be categorized as well capitalized, Union must maintain minimum total risk-based, Tier I risk-based, common equity Tier 1 risk based, and Tier I leverage ratios as set forth in the table below. As a bank holding company, the Company is subject to substantially similar capital adequacy requirements of the FRB. There were no conditions or events between March 31, 2015 and the date of this report that management believes have changed either Company’s regulatory capital category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk weighted assets
Union	$55,199	13.41%	$32,930	8.00%	$41,163	10.00%
Company	55,608	13.47%	33,026	8.00%	N/A	N/A
Tier I capital to risk weighted assets
Union	$50,426	12.25%	$24,698	6.00%	$32,931	8.00%
Company	50,835	12.32%	16,505	6.00%	N/A	N/A
Common Equity Tier 1 to risk weighted assets
Union	$50,426	12.25%	$18,524	4.50%	$26,757	6.50%
Company	50,835	12.32%	18,568	4.50%	N/A	N/A
Tier I capital to average assets
Union	$50,426	8.21%	$24,568	4.00%	$30,710	5.00%
Company	50,835	8.26%	24,617	4.00%	N/A	N/A
The Company remains focused on achieving its goals of long-term growth and an above-average shareholder return, while maintaining a strong capital position. Management is aware of the particular importance in today’s uncertain economic environment of maintaining strong capital reserves and planning for future capital needs, including those required by the Basel III capital standards through the final phase in period ending in 2019.

A quarterly cash dividend of $0.27 per share was declared to stockholders of record on April 27, 2015, payable May 7, 2015. The dividend for the previous quarter was also $0.27 per share.

Union Bankshares, Inc. Page 42

Regulatory Matters. The Company and Union are subject to periodic examinations by the various regulatory agencies. These examinations include, but are not limited to, procedures designed to review lending practices, risk management, credit quality, liquidity, compliance and capital adequacy. In January of 2015 the FRB performed its regular, periodic examination of the Company. During 2014, the FDIC performed a regular safety and soundness exam, and during 2013, the Vermont Department of Financial Regulation performed its regular, periodic regulatory examination of Union. No comments were received that would have a material adverse effect on the Company’s or Union’s liquidity, financial position, capital resources, or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Information called for by this item is incorporated by reference in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption OTHER FINANCIAL CONSIDERATIONS on pages 37-43.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2015. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2015, the Company did not issue any unregistered equity securities.

The following table summarizes repurchases of the Company's equity securities made during the quarter ended March 31, 2015:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Program
January 2015	75	$24.20	75	2,425
February 2015	1,002	$23.96	1,002	1,423
March 2015	—	—	—	—
__________________

(1)
All repurchases shown in the table were made pursuant to an informal stock repurchase program initially adopted on May 19, 2010 under which the Company may repurchase up to 2,500 shares of its common stock each calendar quarter,

Union Bankshares, Inc. Page 43

in open market or privately negotiated transactions. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The program was reauthorized most recently in January 2015 and will expire on December 31, 2015, unless reauthorized.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three months ended March 31, 2015 and 2014, (iii) the unaudited consolidated statements of comprehensive income for the three months ended March 31, 2015 and 2014, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

Union Bankshares, Inc.

May 11, 2015	/s/ David S. Silverman
David S. Silverman
Director, President and Chief Executive Officer

May 11, 2015	/s/ Karyn J. Hale
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three months ended March 31, 2015 and 2014, (iii) the unaudited consolidated statements of comprehensive income for the three months ended March 31, 2015 and 2014, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

____________________

*
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Union Bankshares, Inc. Page 45