Form 10-Q
period 2015-06-30
UNION BANKSHARES INC
filed 2015-08-10
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2015

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

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ]      No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 1, 2015:

Common Stock, $2 par value	4,459,853	shares

UNION BANKSHARES, INC.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets	(Dollars in thousands)
Cash and due from banks	$4,096	$4,822
Federal funds sold and overnight deposits	10,558	36,922
Cash and cash equivalents	14,654	41,744
Interest bearing deposits in banks	12,701	12,252
Investment securities available-for-sale	57,390	45,749
Investment securities held-to-maturity (fair value $5.1 million and $7.1 million at June 30, 2015 and December 31, 2014, respectively)	5,216	7,215
Loans held for sale	5,504	10,743
Loans	472,735	479,978
Allowance for loan losses	(4,919)	(4,694)
Net deferred loan costs	451	355
Net loans	468,267	475,639
Accrued interest receivable	1,822	1,854
Premises and equipment, net	12,935	11,853
Core deposit intangible	1,011	1,096
Goodwill	2,223	2,223
Investment in real estate limited partnerships	2,590	2,824
Company-owned life insurance	8,652	3,517
Other assets	8,016	7,354
Total assets	$600,981	$624,063
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$94,430	$90,385
Interest bearing	303,034	302,722
Time	115,515	158,957
Total deposits	512,979	552,064
Borrowed funds	30,601	15,118
Accrued interest and other liabilities	4,645	5,447
Total liabilities	548,225	572,629
Commitments and Contingencies
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,931,796 shares issued at June 30, 2015 and 4,929,296 shares at December 31, 2014	9,864	9,859
Additional paid-in capital	486	418
Retained earnings	47,955	46,462
Treasury stock at cost; 471,943 shares at June 30, 2015 and 470,866 shares at December 31, 2014	(3,951)	(3,925)
Accumulated other comprehensive loss	(1,598)	(1,380)
Total stockholders' equity	52,756	51,434
Total liabilities and stockholders' equity	$600,981	$624,063
See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 1

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$5,859	$5,828	$11,591	$11,590
Interest on debt securities:
Taxable	257	206	472	411
Tax exempt	106	91	213	172
Dividends	9	16	24	31
Interest on federal funds sold and overnight deposits	4	4	12	8
Interest on interest bearing deposits in banks	41	39	81	84
Total interest and dividend income	6,276	6,184	12,393	12,296
Interest expense
Interest on deposits	434	421	910	893
Interest on borrowed funds	87	108	176	213
Total interest expense	521	529	1,086	1,106
Net interest income	5,755	5,655	11,307	11,190
Provision for loan losses	150	75	250	150
Net interest income after provision for loan losses	5,605	5,580	11,057	11,040
Noninterest income
Trust income	190	191	367	366
Service fees	1,348	1,285	2,694	2,557
Net gains on sales of investment securities available-for-sale	—	19	—	62
Net gains on sales of loans held for sale	785	508	1,514	941
Other income	203	123	286	153
Total noninterest income	2,526	2,126	4,861	4,079
Noninterest expenses
Salaries and wages	2,331	2,194	4,654	4,441
Pension and employee benefits	769	703	1,503	1,370
Occupancy expense, net	312	295	693	634
Equipment expense	460	410	867	797
Other expenses	1,684	1,684	3,229	3,223
Total noninterest expenses	5,556	5,286	10,946	10,465
Income before provision for income taxes	2,575	2,420	4,972	4,654
Provision for income taxes	558	501	1,071	971
Net income	$2,017	$1,919	$3,901	$3,683
Earnings per common share	$0.46	$0.43	$0.88	$0.83
Weighted average number of common shares outstanding	4,458,749	4,458,439	4,458,312	4,458,359
Dividends per common share	$0.27	$0.26	$0.54	$0.52

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 2

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Net income	$2,017	$1,919	$3,901	$3,683
Other comprehensive (loss) income, net of tax:
Investment securities available-for-sale:
Net unrealized holding (losses) gains arising during the period on investment securities available-for-sale	(492)	357	(218)	742
Reclassification adjustment for net gains on sales of investment securities available-for-sale realized in net income	—	(13)	—	(41)
Total other comprehensive (loss) income	(492)	344	(218)	701
Total comprehensive income	$1,525	$2,263	$3,683	$4,384

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 3

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2015 and 2014 (Unaudited)

	Common Stock
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances, December 31, 2014	4,458,430	$9,859	$418	$46,462	$(3,925)	$(1,380)	$51,434
Net income	—	—	—	3,901	—	—	3,901
Other comprehensive loss	—	—	—	—	—	(218)	(218)
Cash dividends declared ($0.54 per share)	—	—	—	(2,408)	—	—	(2,408)
Stock based compensation expense	—	—	20	—	—	—	20
Exercise of stock options	2,500	5	48	—	—	—	53
Purchase of treasury stock	(1,077)	—	—	—	(26)	—	(26)
Balances, June 30, 2015	4,459,853	$9,864	$486	$47,955	$(3,951)	$(1,598)	$52,756

Balances, December 31, 2013	4,458,359	$9,855	$363	$43,405	$(3,880)	$77	$49,820
Net income	—	—	—	3,683	—	—	3,683
Other comprehensive income	—	—	—	—	—	701	701
Cash dividends declared ($0.52 per share)	—	—	—	(2,319)	—	—	(2,319)
Stock based compensation expense	—	—	11	—	—	—	11
Exercise of stock options	1,710	3	30	—	—	—	33
Purchase of treasury stock	(1,815)	—	—	—	(42)	—	(42)
Balances, June 30, 2014	4,458,254	$9,858	$404	$44,769	$(3,922)	$778	$51,887

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 4

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2015	2014
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income	$3,901	$3,683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	502	463
Provision for loan losses	250	150
Deferred income tax (credit) provision	(11)	73
Net amortization of investment securities	97	37
Equity in losses of limited partnerships	248	328
Stock based compensation expense	20	11
Net increase in unamortized loan costs	(96)	(68)
Proceeds from sales of loans held for sale	69,356	43,439
Origination of loans held for sale	(62,603)	(45,320)
Net gains on sales of loans held for sale	(1,514)	(941)
Net loss on disposals of premises and equipment	6	—
Net gains on sales of investment securities available-for-sale	—	(62)
Write-downs of impaired assets	29	—
Net gains on sales of other real estate owned	(3)	(6)
Decrease (increase) in accrued interest receivable	32	(78)
Amortization of core deposit intangible	86	86
Increase in other assets	(800)	(180)
Decrease in other liabilities	(802)	(67)
Net cash provided by operating activities	8,698	1,548
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	2,138	5,779
Purchases	(2,587)	(1,879)
Investment securities held-to-maturity
Proceeds from maturities, calls and paydowns	2,000	3,571
Purchases	—	(2,000)
Investment securities available-for-sale
Proceeds from sales	—	4,426
Proceeds from maturities, calls and paydowns	4,878	2,725
Purchases	(16,947)	(12,144)
Net decrease in loans	7,193	5,561
Recoveries of loans charged off	25	20
Purchases of premises and equipment	(1,590)	(764)
Purchase of company-owned life insurance	(5,000)	—
Investments in limited partnerships	(15)	—
Proceeds from sales of other real estate owned	100	365
Net cash (used in) provided by investing activities	(9,805)	5,660

Union Bankshares, Inc. Page 5

Cash Flows From Financing Activities
Repayment of long-term debt	(146)	(176)
Net increase in short-term borrowings outstanding	15,629	11,719
Net increase (decrease) in noninterest bearing deposits	4,045	(6,107)
Net increase in interest bearing deposits	312	21,366
Net decrease in time deposits	(43,442)	(42,757)
Issuance of common stock	53	33
Purchase of treasury stock	(26)	(42)
Dividends paid	(2,408)	(2,319)
Net cash used in financing activities	(25,983)	(18,283)
Net decrease in cash and cash equivalents	(27,090)	(11,075)
Cash and cash equivalents
Beginning of period	41,744	30,719
End of period	$14,654	$19,644
Supplemental Disclosures of Cash Flow Information
Interest paid	$1,306	$1,307
Income taxes paid	$1,010	$670

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 6

UNION BANKSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Union Bankshares, Inc. and Subsidiary (together, the Company) as of June 30, 2015, and for the three and six months ended June 30, 2015 and 2014, have been prepared in conformity with GAAP for interim financial information, general practices within the banking industry, and the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The Company's sole subsidiary is Union Bank. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein, have been made. This information should be read in conjunction with the Company’s 2014 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2015, or any interim period.
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

AFS:	Available-for-sale	IRS:	Internal Revenue Service
ALCO:	Asset Liability Committee	MBS:	Mortgage-backed security
ALL:	Allowance for loan losses	MSRs:	Mortgage servicing rights
ASC:	Accounting Standards Codification	OAO:	Other assets owned
ASU:	Accounting Standards Update	OCI:	Other comprehensive income (loss)
Board:	Board of Directors	OFAC:	U.S. Office of Foreign Assets Control
bp or bps:	Basis point(s)	OREO:	Other real estate owned
Branch Acquisition:	The acquisition of three New Hampshire branches in May 2011	OTTI:	Other-than-temporary impairment
CDARS:	Certificate of Deposit Accounts Registry Service of the Promontory Interfinancial Network	OTT:	Other-than-temporary
Company:	Union Bankshares, Inc. and Subsidiary	Plan:	The Union Bank Pension Plan
FASB:	Financial Accounting Standards Board	RD:	USDA Rural Development
FDIC:	Federal Deposit Insurance Corporation	SBA:	U.S. Small Business Administration
FHA:	U.S. Federal Housing Administration	SEC:	U.S. Securities and Exchange Commission
FHLB:	Federal Home Loan Bank of Boston	TDR:	Troubled-debt restructuring
FRB:	Federal Reserve Board	Union:	Union Bank, the sole subsidiary of Union Bankshares, Inc
FHLMC/Freddie Mac:	Federal Home Loan Mortgage Corporation	USDA:	U.S. Department of Agriculture
GAAP:	Generally accepted accounting principles in the United States	VA:	U.S. Veterans Administration
HTM:	Held-to-maturity	2008 ISO Plan:	2008 Incentive Stock Option Plan of the Company
HUD:	U.S. Department of Housing and Urban Development	2014 Equity Plan:	2014 Equity Incentive Plan
ICS:	Insured Cash Sweeps of the Promontory Interfinancial Network

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

Amortization expense for the core deposit intangible was $43 thousand for the three months ended June 30, 2015 and 2014 and was $86 thousand for the six months ended June 30, 2015 and 2014. The amortization expense is included in other noninterest expense on the consolidated statement of income and is deductible for tax purposes. As of June 30, 2015, the remaining amortization expense related to the core deposit intangible, absent any future impairment, is expected to be as follows:

(Dollars in thousands)
2015	$86
2016	171
2017	171
2018	171
2019	171
Thereafter	241
Total	$1,011

Union Bankshares, Inc. Page 8

Note 6. Investment Securities
Investment securities as of the balance sheet dates consisted of the following:

June 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$21,332	$48	$(225)	$21,155
Agency mortgage-backed	7,218	86	(22)	7,282
State and political subdivisions	17,248	304	(114)	17,438
Corporate	11,290	63	(180)	11,173
Total debt securities	57,088	501	(541)	57,048
Mutual funds	342	—	—	342
Total	$57,430	$501	$(541)	$57,390
Held-to-maturity
U.S. Government-sponsored enterprises	$5,216	$—	$(160)	$5,056

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$15,563	$23	$(145)	$15,441
Agency mortgage-backed	6,516	92	(15)	6,593
State and political subdivisions	15,800	355	(52)	16,103
Corporate	7,243	98	(66)	7,275
Total debt securities	45,122	568	(278)	45,412
Mutual funds	337	—	—	337
Total	$45,459	$568	$(278)	$45,749
Held-to-maturity
U.S. Government-sponsored enterprises	$7,215	$—	$(161)	$7,054

There were no sales of AFS securities for the three and six months ended June 30, 2015. Proceeds from the sale of AFS securities were $2.0 million and $4.4 million for the three and six months ended June 30, 2014, respectively. Gross realized gains from the sale of AFS securities were $19 thousand and $62 thousand for the three and six months ended June 30, 2014, respectively, while there were no gross realized losses for either period. The specific identification method is used to determine realized gains and losses on sales of securities AFS.

Union Bankshares, Inc. Page 9

The amortized cost and estimated fair value of debt securities by contractual scheduled maturity as of June 30, 2015 were as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Available-for-sale
Due in one year or less	$360	$367
Due from one to five years	11,707	11,756
Due from five to ten years	24,552	24,548
Due after ten years	13,251	13,095
	49,870	49,766
Agency mortgage-backed	7,218	7,282
Total debt securities available-for-sale	$57,088	$57,048
Held-to-maturity
Due from one to five years	$998	$997
Due from five to ten years	1,000	986
Due after ten years	3,218	3,073
Total debt securities held-to-maturity	$5,216	$5,056

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

Information pertaining to all investment securities with gross unrealized losses as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

June 30, 2015	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
Debt securities:
U.S. Government-sponsored enterprises	18	$13,780	$(235)	5	$3,953	$(150)	23	$17,733	$(385)
Agency mortgage-backed	5	2,042	(22)	—	—	—	5	2,042	(22)
State and political subdivisions	16	5,343	(106)	1	354	(8)	17	5,697	(114)
Corporate	13	6,118	(136)	2	972	(44)	15	7,090	(180)
Total	52	$27,283	$(499)	8	$5,279	$(202)	60	$32,562	$(701)

Union Bankshares, Inc. Page 10

December 31, 2014	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
Debt securities:
U.S. Government-sponsored enterprises	6	$4,431	$(16)	14	$12,307	$(290)	20	$16,738	$(306)
Agency mortgage-backed	2	611	(10)	2	810	(5)	4	1,421	(15)
State and political subdivisions	7	2,326	(40)	3	878	(12)	10	3,204	(52)
Corporate	3	1,181	(21)	3	1,472	(45)	6	2,653	(66)
Total	18	$8,549	$(87)	22	$15,467	$(352)	40	$24,016	$(439)
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

The Company has the ability to hold the investment securities that had unrealized losses at June 30, 2015 for the foreseeable future and no declines were deemed by management to be OTT.

Investment securities with a carrying amount of $4.8 million and $6.5 million at June 30, 2015 and December 31, 2014, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

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
The following table summarizes activity in the accretable loan premium component for the acquired loan portfolio:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$274	$354	$292	$374
Loan premium amortization	(18)	(20)	(36)	(40)
Balance at end of period	$256	$334	$256	$334
Loan premium amortization has been charged to Interest and fees on loans on the Company's consolidated statements of income for the periods reported. The remaining accretable loan premium component balance was $256 thousand at June 30, 2015 and $292 thousand at December 31, 2014. The balance of the nonaccretable credit risk component was $193 thousand at June 30, 2015 and December 31, 2014. The net carrying amounts of the acquired loans were $8.2 million and $9.1 million at June 30, 2015 and December 31, 2014, respectively, and are included in the loan balances below.
The composition of Net loans as of the balance sheet dates were as follows:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Residential real estate	$164,624	$165,475
Construction real estate	31,045	37,258
Commercial real estate	227,558	211,710
Commercial	21,794	20,620
Consumer	4,125	4,435
Municipal	23,589	40,480
Gross loans	472,735	479,978
Allowance for loan losses	(4,919)	(4,694)
Net deferred loan costs	451	355
Net loans	$468,267	$475,639
Residential real estate loans aggregating $18.7 million and $37.8 million at June 30, 2015 and December 31, 2014, respectively, were pledged as collateral on deposits of municipalities. Qualifying residential first mortgage loans held by Union may be pledged as collateral for borrowings from the FHLB under a blanket lien.

Union Bankshares, Inc. Page 12

A summary of current, past due and nonaccrual loans as of the balance sheet dates follows:

June 30, 2015	Current	30-59 Days	60-89 Days	90 Days and Over and Accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$161,046	$218	$1,539	$274	$1,547	$164,624
Construction real estate	31,014	—	—	—	31	31,045
Commercial real estate	226,041	—	431	546	540	227,558
Commercial	21,723	3	33	—	35	21,794
Consumer	4,121	3	—	1	—	4,125
Municipal	23,589	—	—	—	—	23,589
Total	$467,534	$224	$2,003	$821	$2,153	$472,735

December 31, 2014	Current	30-59 Days	60-89 Days	90 Days and Over and Accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$159,430	$2,278	$1,342	$890	$1,535	$165,475
Construction real estate	37,075	112	10	—	61	37,258
Commercial real estate	207,325	2,194	173	1,454	564	211,710
Commercial	20,462	60	23	—	75	20,620
Consumer	4,391	36	8	—	—	4,435
Municipal	40,480	—	—	—	—	40,480
Total	$469,163	$4,680	$1,556	$2,344	$2,235	$479,978
There were five residential real estate loans totaling $151 thousand in process of foreclosure at June 30, 2015. Aggregate interest on nonaccrual loans not recognized was $1.1 million and $1.0 million as of June 30, 2015 and 2014, respectively, and $1.1 million as of December 31, 2014.

Note 8.  Allowance for Loan Losses and Credit Quality
The ALL is established for estimated losses in the loan portfolio through a provision for loan losses charged to earnings. For all loan classes, loan losses are charged against the ALL when management believes the loan balance is uncollectible or in accordance with federal guidelines. Subsequent recoveries, if any, are credited to the ALL.

The ALL is maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio as of the balance sheet date. The amount of the ALL is based on management's periodic evaluation of the collectability of the loan portfolio, including the nature, volume and risk characteristics of the portfolio, credit concentrations, trends in historical loss experience, estimated value of any underlying collateral, specific impaired loans and economic conditions. There has been no change to the methodology used to estimate the ALL during the second quarter of 2015. While management uses available information to recognize losses on loans, future additions to the ALL may be necessary based on changes in economic conditions or other relevant factors.

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

Union Bankshares, Inc. Page 14

Changes in the ALL, by class of loans, for the three and six months ended June 30, 2015 and 2014 were as follows:

For The Three Months Ended June 30, 2015	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, March 31, 2015	$1,339	$379	$2,668	$183	$26	$54	$124	$4,773
Provision (credit) for loan losses	6	(1)	151	9	—	(29)	14	150
Recoveries of amounts charged off	—	19	—	—	2	—	—	21
	1,345	397	2,819	192	28	25	138	4,944
Amounts charged off	(23)	—	—	—	(2)	—	—	(25)
Balance, June 30, 2015	$1,322	$397	$2,819	$192	$26	$25	$138	$4,919

For The Three Months Ended June 30, 2014	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, March 31, 2014	$1,237	$374	$2,575	$169	$22	$43	$274	$4,694
Provision (credit) for loan losses	39	12	164	36	3	(25)	(154)	75
Recoveries of amounts charged off	—	3	—	1	2	—	—	6
	1,276	389	2,739	206	27	18	120	4,775
Amounts charged off	(18)	—	(142)	—	(5)	—	—	(165)
Balance, June 30, 2014	$1,258	$389	$2,597	$206	$22	$18	$120	$4,610

For The Six Months Ended June 30, 2015	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2014	$1,330	$439	$2,417	$176	$27	$42	$263	$4,694
Provision (credit) for loan losses	15	(64)	402	29	10	(17)	(125)	250
Recoveries of amounts charged off	—	22	—	—	3	—	—	25
	1,345	397	2,819	205	40	25	138	4,969
Amounts charged off	(23)	—	—	(13)	(14)	—	—	(50)
Balance, June 30, 2015	$1,322	$397	$2,819	$192	$26	$25	$138	$4,919

For The Six Months Ended June 30, 2014	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2013	$1,251	$390	$2,644	$163	$23	$35	$141	$4,647
Provision (credit) for loan losses	60	(7)	95	41	(1)	(17)	(21)	150
Recoveries of amounts charged off	2	6	—	2	10	—	—	20
	1,313	389	2,739	206	32	18	120	4,817
Amounts charged off	(55)	—	(142)	—	(10)	—	—	(207)
Balance, June 30, 2014	$1,258	$389	$2,597	$206	$22	$18	$120	$4,610

Union Bankshares, Inc. Page 15

The allocation of the ALL, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates were as follows:

June 30, 2015	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$36	$—	$331	$—	$—	$—	$—	$367
Collectively evaluated for impairment	1,286	397	2,488	192	26	25	138	4,552
Total allocated	$1,322	$397	$2,819	$192	$26	$25	$138	$4,919

December 31, 2014	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$73	$—	$70	$—	$—	$—	$—	$143
Collectively evaluated for impairment	1,257	439	2,347	176	27	42	263	4,551
Total allocated	$1,330	$439	$2,417	$176	$27	$42	$263	$4,694

The recorded investment in loans, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates were as follows:

June 30, 2015	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$685	$95	$4,079	$—	$—	$—	$4,859
Collectively evaluated for impairment	159,499	30,950	219,717	21,794	4,125	23,589	459,674
	160,184	31,045	223,796	21,794	4,125	23,589	464,533
Acquired loans	4,440	—	3,762	—	—	—	8,202
Total	$164,624	$31,045	$227,558	$21,794	$4,125	$23,589	$472,735

December 31, 2014	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$950	$275	$3,332	$123	$—	$—	$4,680
Collectively evaluated for impairment	159,888	36,983	203,963	20,497	4,435	40,480	466,246
	160,838	37,258	207,295	20,620	4,435	40,480	470,926
Acquired loans	4,637	—	4,415	—	—	—	9,052
Total	$165,475	$37,258	$211,710	$20,620	$4,435	$40,480	$479,978

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

Union Bankshares, Inc. Page 16

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

The following tables summarize the loan ratings applied to the Company's loans by class as of the balance sheet dates:

June 30, 2015	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$148,754	$25,464	$165,489	$19,903	$4,053	$23,589	$387,252
Satisfactory/Monitor	9,047	5,412	52,302	1,673	70	—	68,504
Substandard	2,383	169	6,005	218	2	—	8,777
Total	160,184	31,045	223,796	21,794	4,125	23,589	464,533
Acquired loans	4,440	—	3,762	—	—	—	8,202
Total	$164,624	$31,045	$227,558	$21,794	$4,125	$23,589	$472,735

December 31, 2014	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$141,259	$31,519	$159,725	$18,960	$4,360	$40,480	$396,303
Satisfactory/Monitor	17,483	5,347	41,728	1,384	70	—	66,012
Substandard	2,096	392	5,842	276	5	—	8,611
Total	160,838	37,258	207,295	20,620	4,435	40,480	470,926
Acquired loans	4,637	—	4,415	—	—	—	9,052
Total	$165,475	$37,258	$211,710	$20,620	$4,435	$40,480	$479,978

Acquired loans are risk rated, as appropriate, according to the Company's loan rating system, but such ratings are not taken into account in establishing the ALL. Rather, in accordance with applicable accounting principles, acquired loans are initially recorded at fair value, determined based upon an estimate of the amount and timing of both principal and interest cash flows expected to be collected and discounted using a market interest rate, which includes an estimate of future credit losses expected to be incurred over the life of the portfolio. The primary credit quality indicator for acquired loans is whether there has been a decrease in expected cash flows. Monitoring of this portfolio is ongoing to determine if there is evidence of deterioration in credit quality since acquisition. As of June 30, 2015, there was no ALL for acquired loans.

Union Bankshares, Inc. Page 17

The following table provides information with respect to impaired loans by class of loan as of and for the three and six months ended June 30, 2015:

	As of June 30, 2015			For The Three Months Ended June 30, 2015		For The Six Months Ended June 30, 2015
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With an allowance recorded:
Residential real estate	$207	$216	$36
Commercial real estate	2,389	2,404	331
	2,596	2,620	367
With no allowance recorded:
Residential real estate	478	589	—
Construction real estate	95	95	—
Commercial real estate	1,690	1,746	—
	2,263	2,430	—
Total:
Residential real estate	685	805	36	$689	$2	$776	$14
Construction real estate	95	95	—	174	14	208	17
Commercial real estate	4,079	4,150	331	3,687	71	3,568	105
Commercial	—	—	—	—	—	41	—
Total	$4,859	$5,050	$367	$4,550	$87	$4,593	$136
____________________

(1)	Does not reflect government guaranties on impaired loans as of June 30, 2015 totaling $240 thousand.

The following table provides information with respect to impaired loans by class of loan as of and for the three and six months ended June 30, 2014:

	As of June 30, 2014			For The Three Months Ended June 30, 2014		For The Six Months Ended June 30, 2014
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Total:
Residential real estate	$645	$830	$40	$648	$5	$706	$10
Construction real estate	301	323	2	325	4	333	8
Commercial real estate	4,227	4,277	134	4,230	45	4,226	87
Commercial	99	99	—	102	2	104	4
Total	$5,272	$5,529	$176	$5,305	$56	$5,369	$109

Union Bankshares, Inc. Page 18

The following table provides information with respect to impaired loans as of December 31, 2014:

	December 31, 2014
	Recorded Investment (1)	Principal Balance (1)	Related Allowance
	(Dollars in thousands)
With an allowance recorded:
Residential real estate	$537	$546	$73
Commercial real estate	2,127	2,136	70
	2,664	2,682	143
With no allowance recorded:
Residential real estate	413	602	—
Construction real estate	275	298	—
Commercial real estate	1,205	1,256	—
Commercial	123	172	—
	2,016	2,328	—

Total:
Residential real estate	950	1,148	73
Construction real estate	275	298	—
Commercial real estate	3,332	3,392	70
Commercial	123	172	—
Total	$4,680	$5,010	$143
____________________

(1)	Does not reflect government guaranties on impaired loans as of December 31, 2014 totaling $244 thousand.

The following is a summary of TDR loans by class of loan as of the balance sheet dates:

	June 30, 2015		December 31, 2014
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
Residential real estate	5	$685	5	$704
Construction real estate	1	95	3	276
Commercial real estate	5	977	3	711
Total	11	$1,757	11	$1,691
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

Union Bankshares, Inc. Page 19

The following table provides new TDR activity for the three and six months ended June 30, 2015:

	New TDRs During the			New TDRs During the
	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in thousands)
Commercial real estate	2	$281	$281	2	$281	$281

There was no new TDR activity during the three months ended June 30, 2014. The following table provides new TDR activity for the six months ended June 30, 2014:

	New TDRs During the
	Six Months Ended June 30, 2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Commercial real estate	2	$1,018	$1,068

There were no TDR loans modified within the previous twelve months that had subsequently defaulted during the three and six month periods ended June 30, 2015 or June 30, 2014. TDR loans are considered defaulted at 90 days past due.

At June 30, 2015 and December 31, 2014, the Company was not committed to lend any additional funds to borrowers whose loans were nonperforming, impaired or restructured.

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

Net periodic pension benefit for the three and six months ended June 30 consisted of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Service cost	$—	$—	$—	$—
Interest cost on projected benefit obligation	170	193	340	386
Expected return on plan assets	(286)	(306)	(572)	(604)
Amortization of prior service cost	—	—	—	—
Amortization of net loss	14	—	28	—
Net periodic benefit	$(102)	$(113)	$(204)	$(218)

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

Union Bankshares, Inc. Page 20

The cumulative effect of such items, net of tax effect, is reported as a separate component of the equity section of the consolidated balance sheet (Accumulated OCI). OCI, along with net income, comprises the Company's total comprehensive income or loss.

As of the balance sheet dates, the components of Accumulated OCI, net of tax, were:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Net unrealized (loss) gain on investment securities available-for-sale	$(26)	$192
Defined benefit pension plan net unrealized actuarial loss	(1,572)	(1,572)
Total	$(1,598)	$(1,380)

The following table discloses the tax effects allocated to each component of OCI for the three months ended June 30:

	Three Months Ended
	June 30, 2015			June 30, 2014
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
	(Dollars in thousands)
Investment securities available-for-sale:
Net unrealized holding (losses) gains arising during the period on investment securities available-for-sale	$(746)	$254	$(492)	$541	$(184)	$357
Reclassification adjustment for net gains on investment securities available-for-sale realized in net income	—	—	—	(19)	6	(13)
Total other comprehensive (loss) income	$(746)	$254	$(492)	$522	$(178)	$344

The following table discloses the tax effects allocated to each component of OCI for the six months ended June 30:

	Six Months Ended
	June 30, 2015			June 30, 2014
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
	(Dollars in thousands)
Investment securities available-for-sale:
Net unrealized holding (losses) gains arising during the period on investment securities available-for-sale	$(331)	$113	$(218)	$1,124	$(382)	$742
Reclassification adjustment for net gains on investment securities available-for-sale realized in net income	—	—	—	(62)	21	(41)
Total other comprehensive (loss) income	$(331)	$113	$(218)	$1,062	$(361)	$701

Union Bankshares, Inc. Page 21

The following table discloses information concerning the reclassification adjustments from OCI for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
Reclassification Adjustment Description	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014	Affected Line Item in Consolidated Statement of Income
	(Dollars in thousands)
Investment securities available-for-sale:
Net gains on investment securities available-for-sale	$—	$(19)	$—	$(62)	Net gains on sales of investment securities available-for-sale
Tax benefit	—	6	—	21	Provision for income taxes
Total reclassifications	$—	$(13)	$—	$(41)	Net income

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

Union Bankshares, Inc. Page 22

Assets measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
June 30, 2015:
Investment securities available-for-sale (market approach)
Debt securities:
U.S. Government-sponsored enterprises	$21,155	$—	$21,155	$—
Agency mortgage-backed	7,282	—	7,282	—
State and political subdivisions	17,438	—	17,438	—
Corporate	11,173	—	11,173	—
Total debt securities	57,048	—	57,048	—
Mutual funds	342	342	—	—
Total	$57,390	$342	$57,048	$—

December 31, 2014:
Investment securities available-for-sale (market approach)
Debt securities:
U.S. Government-sponsored enterprises	$15,441	$—	$15,441	$—
Agency mortgage-backed	6,593	—	6,593	—
State and political subdivisions	16,103	—	16,103	—
Corporate	7,275	—	7,275	—
Total debt securities	45,412	—	45,412	—
Mutual funds	337	337	—	—
Total	$45,749	$337	$45,412	$—

There were no significant transfers in or out of Levels 1 and 2 for the three and six months ended June 30, 2015. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as impaired loans, HTM securities, MSRs and OREO, were not considered material at June 30, 2015 or December 31, 2014. The Company has not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.

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

Union Bankshares, Inc. Page 24

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	June 30, 2015
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$14,654	$14,654	$14,654	$—	$—
Interest bearing deposits in banks	12,701	12,675	—	12,675	—
Investment securities	62,606	62,446	342	62,104	—
Loans held for sale	5,504	5,620	—	5,620	—
Loans, net
Residential real estate	163,458	165,539	—	—	165,539
Construction real estate	30,678	30,675	—	—	30,675
Commercial real estate	224,818	228,819	—	—	228,819
Commercial	21,623	21,025	—	—	21,025
Consumer	4,103	4,138	—	—	4,138
Municipal	23,587	24,996	—	—	24,996
Accrued interest receivable	1,822	1,822	—	390	1,432
Nonmarketable equity securities	2,053	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$94,430	$94,430	$94,430	$—	$—
Interest bearing	303,034	303,035	—	303,035	—
Time	115,515	115,537	—	115,537	—
Borrowed funds
Short-term	22,510	22,510	22,510	—	—
Long-term	8,091	8,554	—	8,554	—
Accrued interest payable	84	84	—	84	—

Union Bankshares, Inc. Page 25

	December 31, 2014
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$41,744	$41,744	$41,744	$—	$—
Interest bearing deposits in banks	12,252	12,248	—	12,248	—
Investment securities	52,964	52,803	337	52,466	—
Loans held for sale	10,743	11,036	—	11,036	—
Loans, net
Residential real estate	164,267	166,780	—	—	166,780
Construction real estate	36,847	36,876	—	—	36,876
Commercial real estate	209,187	214,184	—	—	214,184
Commercial	20,459	19,859	—	—	19,859
Consumer	4,411	4,379	—	—	4,379
Municipal	40,468	39,743	—	—	39,743
Accrued interest receivable	1,854	1,854	—	312	1,542
Nonmarketable equity securities	2,053	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$90,385	$90,385	$90,385	$—	$—
Interest bearing	302,722	302,723	—	302,723	—
Time	158,957	159,104	—	159,104	—
Borrowed funds
Short-term	6,882	6,882	6,882	—	—
Long-term	8,236	8,773	—	8,773	—
Accrued interest payable	304	304	—	304	—
The carrying amounts in the preceding tables are included in the consolidated balance sheets under the applicable captions.

Note 12. Subsequent Events
Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with GAAP. Events occurring subsequent to June 30, 2015 have been evaluated as to their potential impact to the consolidated financial statements.

On July 15, 2015, the Company declared a regular quarterly cash dividend of $0.27 per share, payable August 6, 2015, to stockholders of record on July 27, 2015.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
GENERAL
The following discussion and analysis focuses on those factors that, in management's view, had a material effect on the financial position of the Company as of June 30, 2015 and December 31, 2014, and its results of operations for the three and six months ended June 30, 2015 and 2014. This discussion is being presented to provide a narrative explanation of the consolidated financial

Union Bankshares, Inc. Page 26

statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company's Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of the Company's management, the interim unaudited data reflects all adjustments, consisting only of normal recurring adjustments and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim periods presented. Management is not aware of the occurrence of any events after June 30, 2015 which would materially affect the information presented.

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

Union Bankshares, Inc. Page 27

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

OVERVIEW
The Company's net income was $2.0 million for the quarter ended June 30, 2015 compared to $1.9 million for the quarter ended June 30, 2014, an increase of $98 thousand, or 5.1%. These results reflected an increase in net interest income of $100 thousand, or 1.8%, and an increase in noninterest income of $400 thousand, or 18.8%, partially offset by an increase in the provision for loan losses of $75 thousand, an increase in noninterest expenses of $270 thousand, or 5.1%, and an increase in the provision for income taxes of $57 thousand, or 11.4%.

Total interest income increased $92 thousand, or 1.5%, and was $6.3 million for the second quarter of 2015, versus $6.2 million for the second quarter of 2014, despite a significant increase in the average balance of loans, while interest expense decreased $8 thousand, or 1.5%, from $529 thousand for the second quarter of 2014 to $521 thousand for the second quarter of 2015. These changes in interest income and interest expense resulted in net interest income of $5.8 million for the second quarter of 2015, up $100 thousand, or 1.8%, from interest income of $5.7 million for the second quarter of 2014.

Noninterest income increased $400 thousand, or 18.8%, for the quarter due to higher net gains on sales of loans held for sale, which increased $277 thousand, or 54.5%, from $508 thousand for the quarter ended June 30, 2014 to $785 thousand for the quarter ended June 30, 2015. The increase in net gains was a result of an increase of $14.4 million, or 64.8%, in the volume of residential loans sold to the secondary market from $22.2 million in the second quarter of 2014 to $36.5 million in the second quarter of 2015. There were also increases in service fee revenue of $63 thousand, or 4.9%, income from MSRs, net of amortization, of $66 thousand, and a $37 thousand increase in income from Company-owned life insurance between periods.

Noninterest expenses increased $270 thousand, or 5.1%, for the three month period ended June 30, 2015 compared to the same period for 2014, resulting from increases of $137 thousand, or 6.2%, in salaries and wages, $66 thousand, or 9.4%, in pension and employee benefits, and $50 thousand, or 12.2%, in equipment expense, partially offset by a decrease in equity in losses of affordable housing investments of $39 thousand, or 23.8%. The increase in salaries and wages reflects normal annual salary increases as well as a decrease in the deferral of salary expense due to accounting methods utilized to account for loan origination costs.

Year to date earnings for 2015 were $3.9 million, or $0.88 per share, compared to $3.7 million, or $0.83 per share, for the same period in 2014, an increase of 5.9% year over year. Net interest income improved $117 thousand, or 1.0% and noninterest income increased $782 thousand, or 19.2%. These positive changes were partially offset by an increase in noninterest expense of $481 thousand, or 4.6%, an increase in the provision for loan losses of $100 thousand, or 66.7%, and an increase in the provision for income taxes of $100 thousand, or 10.3%.

Net loans and loans held for sale decreased $12.6 million, or 2.6%, to $473.8 million, or 78.8% of total assets, at June 30, 2015, compared to $486.4 million, or 77.9% of total assets, at December 31, 2014. Although there was growth of $17.0 million in the commercial real estate and commercial loan portfolios during the first half of 2015, this was offset by decreases of $6.2 million in the construction portfolio, $5.2 million in loans held for sale and $16.9 million in the municipal loan portfolio, reflecting a one

Union Bankshares, Inc. Page 28

day seasonal fluctuation due to the municipal funding requirements in Vermont where municipalities and school districts utilize their deposits to pay down their annual line of credit prior to their June 30 fiscal year end.

Deposits decreased $39.1 million, or 7.1%, from $552.1 million at December 31, 2014 to $513.0 million at June 30, 2015 primarily as a result of the seasonal fluctuation related to the municipal funding cycle as municipalities utilize deposit monies to paydown outstanding loan balances as discussed above.
The Company's total capital increased from $51.4 million at December 31, 2014 to $52.8 million at June 30, 2015. This increase primarily reflects net income of $3.9 million for the first six months of 2015, less regular cash dividends paid of $2.4 million. (See Capital Resources on page 45.)
The following unaudited per share information and key ratios depict several measurements of performance or financial condition for the three and six months ended June 30, 2015 and 2014, respectively:

	Three Months Ended or At June 30,		Six Months Ended or At June 30,
	2015	2014	2015	2014
Return on average assets (ROA) (1)	1.29%	1.31%	1.26%	1.26%
Return on average equity (1)	15.27%	15.01%	14.84%	14.55%
Net interest margin (1)(2)	4.09%	4.22%	4.04%	4.21%
Efficiency ratio (3)	65.46%	66.33%	66.01%	67.17%
Net interest spread (4)	4.00%	4.13%	3.96%	4.12%
Loan to deposit ratio	93.23%	94.12%	93.23%	94.12%
Net loan charge-offs to average loans not held for sale (1)	—%	0.14%	0.01%	0.08%
Allowance for loan losses to loans not held for sale (5)	1.04%	1.01%	1.04%	1.01%
Nonperforming assets to total assets (6)	0.52%	0.53%	0.52%	0.53%
Equity to assets	8.78%	9.08%	8.78%	9.08%
Total capital to risk weighted assets (7)	13.60%	13.37%	13.60%	13.37%
Book value per share	$11.83	$11.64	$11.83	$11.64
Earnings per share	$0.46	$0.43	$0.88	$0.83
Dividends paid per share	$0.27	$0.26	$0.54	$0.52
Dividend payout ratio (8)	58.70%	60.47%	61.36%	62.65%
____________________

(1)	Annualized.

(2)	The ratio of tax equivalent net interest income to average earning assets. See pages 30 and 31 for more information.

(3)	The ratio of noninterest expense to tax equivalent net interest income and noninterest income, excluding securities gains (losses).

(4)	The difference between the average rate earned on earning assets and the average rate paid on interest bearing liabilities. See pages 30 and 31for more information.

(5)
Calculation includes the net carrying amount of loans recorded at fair value from the 2011 Branch Acquisition as of June 30, 2015 ($8.2 million) and June 30, 2014 ($16.5 million). Excluding such loans, the allowance for loan losses to loans not purchased and not held for sale was 1.06% at June 30, 2015 and 1.05% at June 30, 2014.

(6)	Nonperforming assets are loans or investment securities that are in nonaccrual or 90 or more days past due as well as OREO or OAO.

(7)	The June 30, 2015 ratio is calculated under the Basel III capital rules that became effective for the Company and Union on January 1, 2015.

(8)	Cash dividends declared and paid per share divided by consolidated net income per share.

RESULTS OF OPERATIONS
Net Interest Income. The largest component of the Company’s operating income is net interest income, which is the difference between interest and dividend income received from interest earning assets and interest expense paid on interest bearing liabilities. The Company’s net interest income increased $100 thousand, or 1.8%, to $5.8 million for the three months ended June 30, 2015 from $5.7 million for the three months ended June 30, 2014. The net interest spread decreased 13 bps to 4.00% for the second quarter of 2015, from 4.13% for the same period last year, despite a 3 bps drop in the average interest rate paid on interest bearing liabilities, from 0.47% for the second quarter of 2014 to 0.44% for the second quarter of 2015, as the average yield earned on

Union Bankshares, Inc. Page 29

interest earning assets dropped 16 bps, from 4.60% for the three months ended June 30, 2014 to 4.44% for the three months ended June 30, 2015 due to a decrease in the average yield on loans of 19 bps. The net interest margin for the second quarter of 2015 decreased 13 bps to 4.09% from 4.22% for the second quarter of 2014. Although the cost of borrowed funds decreased 78 bps from June 30, 2014 to June 30, 2015, the prolonged low rate environment continues to put pressure on the Company's net interest spread and margin, as interest earning assets continue to reprice at lower rates while the cost of average deposits has remained flat period over period.
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

	Three Months Ended June 30,
	2015			2014
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$10,722	$4	0.12%	$11,585	$4	0.13%
Interest bearing deposits in banks	12,799	41	1.29%	14,540	39	1.06%
Investment securities (1), (2)	62,436	363	2.63%	52,596	306	2.65%
Loans, net (1), (3)	497,134	5,859	4.86%	475,582	5,828	5.05%
Nonmarketable equity securities	2,053	9	1.71%	2,053	7	1.45%
Total interest earning assets (1)	585,144	6,276	4.44%	556,356	6,184	4.60%
Cash and due from banks	4,536			4,300
Premises and equipment	12,699			10,957
Other assets	21,833			14,832
Total assets	$624,212			$586,445
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$119,514	$24	0.08%	$103,438	$20	0.08%
Savings/money market accounts	187,274	80	0.17%	184,458	79	0.17%
Time deposits	143,919	330	0.92%	143,840	322	0.90%
Borrowed funds	22,108	87	1.56%	18,324	108	2.34%
Total interest bearing liabilities	472,815	521	0.44%	450,060	529	0.47%
Noninterest bearing deposits	94,725			84,372
Other liabilities	3,845			851
Total liabilities	571,385			535,283
Stockholders' equity	52,827			51,162
Total liabilities and stockholders’ equity	$624,212			$586,445
Net interest income		$5,755			$5,655
Net interest spread (1)			4.00%			4.13%
Net interest margin (1)			4.09%			4.22%

Union Bankshares, Inc. Page 30

	Six Months Ended June 30,
	2015			2014
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$14,160	$12	0.16%	$12,335	$8	0.13%
Interest bearing deposits in banks	12,631	81	1.29%	15,811	84	1.07%
Investment securities (1), (2)	59,306	692	2.66%	51,227	599	2.65%
Loans, net (1), (3)	496,327	11,591	4.84%	471,563	11,590	5.08%
Nonmarketable equity securities	2,053	17	1.72%	2,053	15	1.46%
Total interest earning assets (1)	584,477	12,393	4.42%	552,989	12,296	4.62%
Cash and due from banks	4,600			4,503
Premises and equipment	12,369			10,864
Other assets	20,229			15,427
Total assets	$621,675			$583,783
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$116,107	$45	0.08%	$100,505	$38	0.08%
Savings/money market accounts	186,965	160	0.17%	180,974	162	0.18%
Time deposits	149,362	705	0.95%	149,348	693	0.94%
Borrowed funds	19,235	176	1.83%	16,244	213	2.61%
Total interest bearing liabilities	471,669	1,086	0.46%	447,071	1,106	0.50%
Noninterest bearing deposits	93,603			85,123
Other liabilities	3,834			973
Total liabilities	569,106			533,167
Stockholders' equity	52,569			50,616
Total liabilities and stockholders’ equity	$621,675			$583,783
Net interest income		$11,307			$11,190
Net interest spread (1)			3.96%			4.12%
Net interest margin (1)			4.04%			4.21%
__________________

(1)	Average yields reported on a tax equivalent basis using a marginal tax rate of 34%.

(2)	Average balances of investment securities are calculated on the amortized cost basis and include nonaccrual securities, if applicable.

(3)	Includes loans held for sale as well as nonaccrual loans, unamortized costs and unamortized premiums and is net of the allowance for loan losses.

Tax exempt interest income amounted to $457 thousand and $433 thousand for the three months ended June 30, 2015 and 2014, respectively, and $918 thousand and $813 thousand for the 2015 and 2014 six month comparison periods, respectively. The following table presents the effect of tax exempt income on the calculation of net interest income, using a marginal tax rate of 34% for the 2015 and 2014 three and six month comparison periods:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Net interest income as presented	$5,755	$5,655	$11,307	$11,190
Effect of tax-exempt interest
Investment securities	48	43	96	81
Loans	158	154	317	289
Net interest income, tax equivalent	$5,961	$5,852	$11,720	$11,560

Union Bankshares, Inc. Page 31

Rate/Volume Analysis. The following table describes the extent to which changes in average interest rates (on a fully tax-equivalent basis) and changes in volume of average interest earning assets and interest bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to:

•	changes in volume (change in volume multiplied by prior rate);

•	changes in rate (change in rate multiplied by prior volume); and

•	total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014 Increase/(Decrease) Due to Change In			Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014 Increase/(Decrease) Due to Change In
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$—	$—	$—	$2	$2	$4
Interest bearing deposits in banks	(3)	5	2	(18)	15	(3)
Investment securities	62	(5)	57	93	—	93
Loans, net	264	(233)	31	593	(592)	1
Nonmarketable equity securities	—	2	2	—	2	2
Total interest earning assets	$323	$(231)	$92	$670	$(573)	$97
Interest bearing liabilities:
Interest bearing checking accounts	$4	$—	$4	$7	$—	$7
Savings/money market accounts	1	—	1	5	(7)	(2)
Time deposits	—	8	8	—	12	12
Borrowed funds	19	(40)	(21)	33	(70)	(37)
Total interest bearing liabilities	$24	$(32)	$(8)	$45	$(65)	$(20)
Net change in net interest income	$299	$(199)	$100	$625	$(508)	$117

Three Months Ended June 30, 2015, Compared to Three Months Ended June 30, 2014

Interest and Dividend Income. The Company’s interest and dividend income increased $100 thousand for the second quarter amounting to $6.3 million for the three months ended June 30, 2015 versus $6.2 million for the three months ended June 30, 2014 despite an overall increase in average earning assets of $28.8 million, or 5.2%, to $585.1 million, from $556.4 million for the three months ended June 30, 2014. The positive effect on interest income resulting from the rise in the average volume of earning assets was almost entirely offset by the lower rates earned on loans. Average loan volume approximated $497.1 million at an average yield of 4.86% for the three months ended June 30, 2015, up $21.6 million, or 4.5%, from an average volume of $475.6 million at an average yield of 5.05% for the three months ended June 30, 2014, with interest income on loans decreasing $31 thousand, or 0.5%, compared to the second quarter of 2014.

The average balance of nonloan instruments increased $7.2 million, or 9.0%, with the average balance of investments increasing $9.8 million, or 18.7%, to $62.4 million for the quarter ended June 30, 2015, from $52.6 million for the quarter ended June 30, 2014, and the average balance of federal funds sold and overnight deposits decreasing $863 thousand, or 7.4%, to $10.7 million for the three months ended June 30, 2015, from $11.6 million for the three months ended June 30, 2014. The average balance in interest bearing deposits in banks for the quarter ended June 30, 2015 decreased $1.7 million, or 12.0%, to $12.8 million versus $14.5 million for the 2014 comparison period. These changes in average volume combined with increases in yields resulted in an increase in interest income from average nonloan instruments of $61 thousand between periods.

Interest Expense. The Company’s interest expense decreased $8 thousand, or 1.5%, to $521 thousand for the three months ended June 30, 2015, from $529 thousand for the three months ended June 30, 2014, despite an increase of $22.8 million, or 5.1%, in

Union Bankshares, Inc. Page 32

the average volume of interest bearing liabilities between periods. The decrease was attributable to lower rates paid on borrowed funds, reflecting the payoff of higher rate FHLB advances that were outstanding during the second quarter of 2014, as well as new lower rate short term advances obtained during the second quarter of 2015.

Interest expense on deposits increased $13 thousand, or 3.1%, to $434 thousand for the quarter ended June 30, 2015, from $421 thousand for the quarter ended June 30, 2014, due to an increase of $19.0 million, or 4.4%, in the average balance of interest bearing deposits to $450.7 million for the quarter ended June 30, 2015, compared to $431.7 million for the same period last year, reflecting the overall growth in the franchise. Average time deposits decreased $79 thousand, to $143.9 million for the three months ended June 30, 2015, from $143.8 million for the three months ended June 30, 2014 with the average rate paid on time deposits during the second quarter of 2015 increasing 2 bp, to 0.92% from 0.90% for the second quarter of 2014. The average balances for savings and money market accounts increased $2.8 million, or 1.5%, to $187.3 million for the quarter ended June 30, 2015, from $184.5 million for the quarter ended June 30, 2014, while the average rate paid on these accounts did not change between periods. Average interest bearing checking accounts increased $16.1 million, or 15.5%, to $119.5 million for the three months ended June 30, 2015 from $103.4 million for the three months ended June 30, 2014, while the average rate paid on these accounts remained at 0.08% for the two comparison periods.

Interest expense on borrowed funds decreased $21 thousand, or 19.4%, to $87 thousand for the three months ended June 30, 2015, from $108 thousand for the three months ended June 30, 2014, despite an increase of $3.8 million, or 20.7%, in the average balance. Average borrowings from the FHLB increased $2.4 million for the quarter, average federal funds purchased increased $1.1 million, and average customer overnight collateralized repurchase sweeps increased $247 thousand. The increase in average borrowings is attributable to the net effect of the pay off of higher rate advances in prior periods and new, short term, low rate advances utilized during the second quarter of 2015, which contributed to the decrease in the average rate paid on borrowings from 2.34% for the three months ended June 30, 2014 to 1.56% for the three months ended June 30, 2015.

Six Months Ended June 30, 2015, Compared to Six Months Ended June 30, 2014

Interest and Dividend Income. The Company’s interest and dividend income increased to $12.4 million for the six months ended June 30, 2015 compared to $12.3 million for the same period last year, driven by an overall increase in average earning assets of $31.5 million, or 5.7%, to $584.5 million, from $553.0 million for the six months ended June 30, 2014. However, the positive effect resulting from the rise in the average volume of earning assets was partially offset by the lower rates earned on loans. Average loan volume approximated $496.3 million at an average yield of 4.84% for the six months ended June 30, 2015, up $24.8 million, or 5.3%, from an average volume of $471.6 million at an average yield of 5.08% for the six months ended June 30, 2014. The positive impact of the increase in average total loan volume was offset by a 24 bps decrease in average yield resulting in interest income on loans remaining flat for the comparison periods.

The average balance of nonloan instruments increased $6.7 million, or 8.3%, with the average balance of investments increasing $8.1 million, or 15.8%, to $59.3 million for the six months ended June 30, 2015, from $51.2 million for the six months ended June 30, 2014 and the average balances of federal funds sold and overnight deposits increasing $1.8 million, or 14.8%, to $14.2 million for the six months ended June 30, 2015, from $12.3 million for the six months ended June 30, 2014. These increases were partially offset by a decrease in the average balance in interest bearing deposits in banks of $3.2 million, or 20.1%, to $12.6 million for the six months ended June 30, 2015, versus $15.8 million for the 2014 comparison period. These combined changes in average volume despite a drop in yields resulted in an increase in interest income from average nonloan instruments of $96 thousand between periods.

Interest Expense. The Company’s interest expense decreased $20 thousand, or 1.8%, for the six month comparison period ended June 2015 compared to the same period for 2014, despite an increase of $24.6 million, or 5.5%, in the average volume of interest bearing liabilities between periods. The decrease was attributable to lower rates paid on all interest bearing liabilities, reflecting the persistent low interest rate environment and the subsequent payoff of higher rate FHLB advances that were outstanding during the first half of 2014.

Interest expense on deposits increased only slightly, by $17 thousand, or 1.9%, to $910 thousand for the six months ended June 30, 2015, from $893 thousand for the six months ended June 30, 2014 despite an increase of $21.6 million, or 5.0%, in the average balance of interest bearing deposits reflecting the overall growth in the franchise. Rates paid on interest bearing deposits have remained flat for the first half of 2015 compared to 2014 as a result the current interest rate environment.

Interest expense on borrowed funds decreased $37 thousand, or 17.4%, to $176 thousand for the six months ended June 30, 2015, from $213 thousand for the six months ended June 30, 2014 despite an increase in average borrowed funds of $3.0 million, or 18.4%, to $19.2 million for the six months ended June 30, 2015, compared to $16.2 million for the same period last year. Average customer overnight collateralized repurchase sweeps decreased $404 thousand for the comparable period, partially offset by an

Union Bankshares, Inc. Page 33

increase in average borrowings from the FHLB of $2.1 million. Despite the increase in average borrowings from the FHLB, higher rate advances had been paid off during 2014 while lower rate advances were taken subsequently in 2015, contributing to the decrease in the average rate paid on borrowings from 2.61% for the six months ended June 30, 2014 to 1.83% for the six months ended June 30, 2015.

Provision for Loan Losses. There was a $150 thousand and $250 thousand loan loss provision for the quarter and six months ended June 30, 2015, respectively, compared to a $75 thousand and $150 thousand loan loss provision for the quarter and six months ended June 30, 2014, respectively. The provision for the second quarter and first half of 2015 was deemed appropriate by management based on the size and mix of the loan portfolio, the level of nonperforming loans, the results of the qualitative factor review and the outlook for future economic conditions. For further details, see FINANCIAL CONDITION Allowance for Loan Losses and Asset Quality below.

Noninterest Income. Noninterest income was $2.5 million, or 28.7% of total income for the three months ended June 30, 2015, compared to $2.1 million, or 25.6% of total income for the three months ended June 30, 2014 and $4.9 million, or 28.2% of total income for the six months ended June 30, 2015 compared to $4.1 million, or 24.9% of total income for the six months ended June 30, 2014. The following table sets forth the components of noninterest income and changes from 2014 to 2015:

	For The Three Months Ended June 30,				For The Six Months Ended June 30,
	2015	2014	$ Variance	% Variance	2015	2014	$ Variance	% Variance
	(Dollars in thousands)
Trust income	$190	$191	$(1)	(0.5)	$367	$366	$1	0.3
Service fees	1,348	1,285	63	4.9	2,694	2,557	137	5.4
Net gains on sales of loans held for sale	785	508	277	54.5	1,514	941	573	60.9
Income from Company-owned life insurance	98	61	37	60.7	135	84	51	60.7
Gain on sale of OREO	3	16	(13)	(81.2)	3	6	(3)	(50.0)
Other income	102	46	56	121.7	148	63	85	134.9
Net gains on sales of investment securities AFS	—	19	(19)	100.0	—	62	(62)	100.0
Total noninterest income	$2,526	$2,126	$400	18.8	$4,861	$4,079	$782	19.2

The significant changes in noninterest income for the second quarter and six months ended June 30, 2015 compared to the same periods of 2014 are described below:

•
Service fees. A new fee structure implemented on deposit accounts during the third quarter of 2014 increased service charges on deposit accounts approximately $65 thousand and $137 thousand for the three and six month comparison periods, respectively. Loan servicing fees increased $69 thousand and $103 thousand for the three and six month comparison periods, respectively, due to growth in the serviced loan portfolio. These increases were partially offset by decreases of $15 thousand and $55 thousand in debit card and ATM fees for the three and six month comparison periods, respectively, and a decrease of $49 thousand and $55 thousand in overdraft fee income for the three and six month comparison periods, respectively.

•
Net gains on sales of loans held for sale. Continuing the Company's strategy to mitigate long-term interest rate risk, residential loans totaling $36.5 million were sold to the secondary market during the second quarter of 2015, versus residential loan sales of $22.2 million during the second quarter of 2014, with sales of $67.8 million for the first six months of 2015, versus sales of $42.5 million for the first six months of 2014. The increase in volume of loans sold for the three and six months ended June 30, 2015 has resulted in an increase in the net gains on sales of loans as illustrated in the table above.

•
Income from Company-owned life insurance. The Company purchased $5.0 million of company owned life insurance covering certain officers of Union during the first quarter of 2015. Income from the policies was recognized during the second quarter of 2015 resulting in increased income for the three and six months ended June 30, 2015.

•
Other income. The increase in other income for the three and six months ended June 30, 2015 resulted from an increase in income from MSR, net of amortization, due to the increase in loan sales with servicing retained.

Union Bankshares, Inc. Page 34

Noninterest Expense. Noninterest expense increased $270 thousand, or 5.1%, for the three months ended June 30, 2015 and increased $481 thousand, or 4.6%, for the six months ended June 30, 2015 compared to the same periods in 2014. The following table sets forth the components of noninterest expense and changes between the three and six month comparison periods of 2015 and 2014:

	For The Three Months Ended June 30,				For The Six Months Ended June 30,
	2015	2014	$ Variance	% Variance	2015	2014	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$2,331	$2,194	$137	6.2	$4,654	$4,441	$213	4.8
Pension and employee benefits	769	703	66	9.4	1,503	1,370	133	9.7
Occupancy expense, net	312	295	17	5.8	693	634	59	9.3
Equipment expense	460	410	50	12.2	867	797	70	8.8
Expenses of OREO and other assets owned, net	33	8	25	312.5	48	21	27	128.6
Vermont franchise tax	134	126	8	6.3	266	251	15	6.0
FDIC insurance assessment	91	89	2	2.2	187	180	7	3.9
Equity in losses of affordable housing investments	125	164	(39)	(23.8)	247	328	(81)	(24.7)
Other expenses	1,301	1,297	4	0.3	2,481	2,443	38	1.6
Total noninterest expense	$5,556	$5,286	$270	5.1	$10,946	$10,465	$481	4.6
The significant changes in noninterest expense for the second quarter and six months ended June 30, 2015 compared to the same periods of 2014 are described below:

•
Salaries and wages. The increase reflects normal annual salary increases as well as a decrease in the deferral of salary expense due to accounting methods utilized to account for loan origination costs.

•
Pension and employee benefits. The cost of the Company's medical and dental plans increased $28 thousand and $69 thousand for the three and six month comparison periods, respectively, as premium rates and dental claims increased between years. Unemployment taxes increased $8 thousand and $30 thousand for the three and six month comparison periods, respectively, from an increase in state unemployment tax rates.

•
Equipment expense. During the second quarter of 2015, Union completed a rollout of new computers for all employees as well as teller capture technology at branch locations. As a result, equipment depreciation increased $26 thousand for the three months ended June 30, 2015. Additionally, maintenance and service contract expenses increased $24 thousand and $52 thousand for the three and six month comparison periods, respectively.

•
Equity in losses of affordable housing investments. In the fourth quarter of 2014, the Company exited three limited partnerships that had reached the final year of tax credits and were near or at the end of the limited partnership compliance period. This resulted in a decrease in the provision for undistributed net losses recognized between years.

Provision for Income Taxes. The Company has provided for current and deferred federal income taxes for the quarter and six months ended June 30, 2015 and 2014. The Company's net provision for income taxes was $558 thousand and $1.1 million for the quarter and six months ended June 30, 2015, respectively, compared to $501 thousand and $1.0 million for the same periods in 2014. The Company's effective tax rate was 21.7% and 21.5% for the quarter and six months ended June 30, 2015, compared to an effective tax rate of 20.7% and 20.9% for the same periods in 2014. The increase in federal income taxes and the effective tax rate was due to an increase in taxable income, combined with tax credits recorded from investments in affordable housing projects decreasing to $137 thousand and $280 thousand for the quarter and six months ended June 30, 2015, respectively, compared to $158 thousand and $315 thousand for the same periods in 2014. In addition, these changes were partially offset by an increase in tax exempt interest income to $457 thousand and $918 thousand for the second quarter and first half of 2015, respectively, from $433 thousand and $813 thousand for the second quarter and first half of 2014, respectively.

FINANCIAL CONDITION

At June 30, 2015, the Company had total consolidated assets of $601.0 million, including gross loans and loans held for sale (total loans) of $478.2 million, deposits of $513.0 million and stockholders' equity of $52.8 million. The Company’s total assets at

Union Bankshares, Inc. Page 35

June 30, 2015 decreased $23.1 million, or 3.7%, from $624.1 million at December 31, 2014, but grew $29.5 million, or 5.2%, compared to June 30, 2014.

Net loans and loans held for sale decreased a total of $12.6 million, or 2.6%, to $473.8 million, or 78.8% of total assets at June 30, 2015, compared to $486.4 million, or 77.9% of total assets at December 31, 2014. (See Loans Held for Sale and Loan Portfolio below.)

Total deposits decreased $39.1 million, or 7.1%, to $513.0 million at June 30, 2015, from $552.1 million at December 31, 2014. The majority of this decrease reflects a normal seasonal decline due to the municipal funding requirements in Vermont as municipalities and school districts utilize their deposits to pay down their annual line of credit prior to their June 30 fiscal year end. Noninterest bearing deposits increased $4.0 million, or 4.5%, from $90.4 million at December 31, 2014 to $94.4 million at June 30, 2015 and interest bearing deposits increased $312 thousand, or 0.1%, from $302.7 million at December 31, 2014 to $303.0 million at June 30, 2015. These increases were more than offset by a decrease of $43.4 million, or 27.3%, in time deposits from $159.0 million at December 31, 2014 to $115.5 million at June 30, 2015. (See average balances and rates in the Yields Earned and Rates Paid table on pages 30 and 31.)

Total borrowings increased $15.5 million, or 102.4%, at June 30, 2015, from $15.1 million at December 31, 2014 to $30.6 million at June 30, 2015. There was an increase in FHLB advances of $8.9 million, and a decrease in customer overnight collateralized repurchase sweeps of $59 thousand between December 31, 2014 and June 30, 2015. There was also $6.7 million in fed funds purchased at June 30, 2015 (See Borrowings on page 41.)

Total stockholders’ equity increased $1.4 million to $52.8 million at June 30, 2015 from $51.4 million at December 31, 2014. This increase primarily reflects net income of $3.9 million for the first six months of 2015, less regular cash dividends paid of $2.4 million. (See Capital Resources on page 45.)

Loans Held for Sale and Loan Portfolio. Total loans (including loans held for sale) decreased $12.5 million, or 2.5%, to $478.2 million, representing 79.6% of assets at June 30, 2015, from $490.7 million, representing 78.6% of assets at December 31, 2014. The total loan portfolio at June 30, 2015 increased compared to the June 30, 2014 level of $462.0 million, representing 80.8% of assets. The Company’s loans consist primarily of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Real estate secured loans represented $428.7 million, or 89.6% of total loans at June 30, 2015 and $425.2 million, or 86.7% of total loans at December 31, 2014. Although competition for good loans is strong, especially in the commercial sector, the Company has been able to originate loans to both current and new customers while maintaining credit quality. Other than the decrease in the municipal portfolio reflecting the one day seasonal fluctuation from municipalities and school districts paying down their annual lines of credit as of their June 30 fiscal year end, the composition of the Company’s loan portfolio remained relatively unchanged from December 31, 2014. There was no material change in the Company’s lending programs or terms during the six months ended June 30, 2015.

The composition of the Company's loan portfolio as of June 30, 2015 and December 31, 2014 was as follows:

	June 30, 2015		December 31, 2014
Loan Class	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$164,624	34.4	$165,475	33.7
Construction real estate	31,045	6.5	37,258	7.6
Commercial real estate	227,558	47.6	211,710	43.1
Commercial	21,794	4.6	20,620	4.2
Consumer	4,125	0.9	4,435	0.9
Municipal	23,589	4.9	40,480	8.3
Loans held for sale	5,504	1.1	10,743	2.2
Total loans	478,239	100.0	490,721	100.0
Allowance for loan losses	(4,919)		(4,694)
Unamortized net loan costs	451		355
Net loans and loans held for sale	$473,771		$486,382

Union Bankshares, Inc. Page 36

The Company originates and sells qualified residential mortgage loans in various secondary market avenues, with a majority of sales made to the FHLMC/Freddie Mac. At June 30, 2015, the Company serviced a $533.6 million residential real estate mortgage portfolio, of which $5.5 million was held for sale and approximately $363.4 million was serviced for unaffiliated third parties.

The Company sold $67.8 million of qualified residential real estate loans originated during the first half of 2015 to the secondary market to mitigate long-term interest rate risk and to generate fee income, compared to sales of $42.5 million during the first half of 2014. The Company generally retains the servicing rights on sold residential mortgage loans. The Company originates and sells FHA, VA, and RD residential mortgage loans, and also has an Unconditional Direct Endorsement Approval from HUD which allows the Company to approve FHA loans originated in any of its Vermont or New Hampshire locations without needing prior HUD approval. The Company sells VA and FHA loans as originated with servicing released. Some of the government backed loans qualify for zero down payments without geographic or income restrictions. These loan products increase the Company's ability to serve the borrowing needs of residents in the communities we serve, including low and moderate income borrowers, while the government guaranty mitigates our exposure to credit risk.
The Company also originates commercial real estate and commercial loans under various SBA, USDA and State sponsored programs which provide a government agency guaranty for a portion of the loan amount. There was $5.2 million guaranteed under these various programs at June 30, 2015 on an aggregate balance of $6.6 million in subject loans. The Company occasionally sells the guaranteed portion of the loan to other financial concerns and retains servicing rights, which generates fee income. There were no commercial real estate loans sold in the first six months of 2015. The Company recognizes gains and losses on the sale of the principal portion of these loans as they occur.

The Company serviced $36.7 million of commercial and commercial real estate loans for unaffiliated third parties as of June 30, 2015. This includes $32.9 million of commercial or commercial real estate loans the Company has participated out to other financial institutions, in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.

The Company capitalizes servicing rights for all loans sold with servicing retained and recognizes gains and losses on the sale of the principal portion of these loans as they occur. The unamortized balance of servicing rights on loans sold with servicing retained was $1.4 million at June 30, 2015, with an estimated market value in excess of the carrying value as of such date. Management periodically evaluates and measures the servicing assets for impairment.

There were $18.7 million of residential real estate loans pledged to secure municipal deposits above the FDIC insurance coverage level as of June 30, 2015. Qualified residential first mortgage loans held by Union are eligible to be pledged as collateral for borrowings from the FHLB under a blanket lien.

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

Union Bankshares, Inc. Page 37

The following table shows the composition of nonperforming assets at the dates indicated and trends of certain ratios monitored by Company's management in reviewing asset quality:

	As of or for the three months ended	As of or for the year ended	As of or for the three months ended
	June 30, 2015	December 31, 2014	June 30, 2014
	(Dollars in thousands)
Nonaccrual loans	$2,153	$2,235	$1,878
Accruing loans 90+ days delinquent	821	2,344	956
Total nonperforming loans (1)	2,974	4,579	2,834
OREO	171	297	200
Total nonperforming assets	$3,145	$4,876	$3,034
Allowance for loan losses to loans not held for sale (2)	1.04%	0.98%	1.01%
Allowance for loan losses to nonperforming loans	165.40%	102.51%	162.67%
Nonperforming loans to total loans	0.62%	0.93%	0.61%
Nonperforming assets to total assets	0.52%	0.78%	0.53%
Delinquent loans (30 days to nonaccruing) to total loans	1.09%	2.20%	1.32%
Net charge-offs (annualized) to average loans not held for sale	0.01%	0.06%	0.08%
Loan loss provision to net charge-offs, year-to-date	971.21%	115.87%	80.21%
____________________

(1)
The Company had guarantees of U.S. or state government agencies on the above nonperforming loans totaling $261 thousand at June 30, 2015, $259 thousand at December 31, 2014, and $18 thousand at June 30, 2014.

(2)
Calculation includes the net carrying amount of loans recorded at fair value from the 2011 Branch Acquisition as of June 30, 2015 ($8.2 million), December 31, 2014 ($9.1 million) and June 30, 2014 ($16.5 million). Excluding such loans, the ALL to loans not purchased and not held for sale was 1.06% at June 30, 2015, 1.00% at December 31, 2014 and 1.05% at June 30, 2014.

The level of nonaccrual loans decreased $82 thousand, or 3.7%, since December 31, 2014, and accruing loans delinquent 90 days or more decreased $1.5 million, or 65.0%, during the same time period. The percentage of nonperforming loans to total loans decreased from 0.93% to 0.62%. There were five residential real estate loans in process of foreclosure at June 30, 2015 included in nonperforming loans. The aggregate interest income not recognized on nonaccrual loans amounted to approximately $1.1 million and $1.0 million as of June 30, 2015 and 2014, respectively and $1.1 million as of December 31, 2014.
At June 30, 2015, the Company had loans rated substandard that were on a performing status totaling $2.7 million, compared to $2.4 million at December 31, 2014. In management's view, substandard loans represent a higher degree of risk of becoming nonperforming loans in the future. The Company’s management is focused on the impact that the prolonged weak economy may have on its borrowers and closely monitors industry and geographic concentrations for evidence of financial problems. Improvement in local economic indicators has been identified over the past year. The unemployment rate has stabilized in Vermont and was at a 3.6% level for June 2015 compared to 3.5% for June 2014. The New Hampshire unemployment rate was 3.8% for June 2015 compared to 4.4% for June 2014. These rates compare favorably with the nationwide unemployment rate at 5.3% and 6.1% for the comparable periods. Management will continue to monitor the national, regional and local economic environment and its impact on unemployment, business failures and real estate values in the Company’s market area.
On occasion, the Company acquires residential or commercial real estate properties through or in lieu of loan foreclosure. These properties are held for sale and are initially recorded as OREO at fair value less estimated selling costs at the date of the Company’s acquisition of the property, with fair value based on an appraisal for more significant properties and on a broker’s price opinion for less significant properties. Holding costs and declines in the fair value of properties acquired are expensed as incurred. Declines in the fair value after acquisition of the property result in charges against income before tax. There was a $29 thousand decline for the three and six months ended June 30, 2015 and no declines for the three and six months ended June 30, 2014. The Company evaluates each OREO property at least quarterly for changes in the fair value. Further softening in the local real estate market would make the potential to recover all principal and related costs for OREO properties uncertain. The Company had two residential properties totaling $171 thousand classified as OREO at June 30, 2015 and three residential properties totaling $297 thousand at December 31, 2014. There was an $83 thousand allowance for losses on OREO at June 30, 2015 and a $77 thousand allowance at December 31, 2014, which was netted out of the above values. The two properties in OREO at June 30, 2015 were sold in July 2015, and a gain of $25 thousand was recorded from the sale of one of the properties.

Union Bankshares, Inc. Page 38

Allowance for Loan Losses. Some of the Company’s loan customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge off a portion or all of the remaining principal balance due. The Company maintains an ALL to absorb such losses. The ALL is maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio; however, actual loan losses may vary from current estimates. The Company's policy and methodologies for establishing the ALL, described in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, did not change during the first half of 2015.
Impaired loans, including $1.8 million of TDR loans, were $4.9 million at June 30, 2015, with government guaranties of $240 thousand and a specific reserve amount allocated of $367 thousand, which is estimated by management to represent the Company’s loss exposure. Impaired loans, including $1.7 million of TDR loans, at December 31, 2014 were $4.7 million, with government guaranties of $244 thousand and a specific reserve amount allocated of $143 thousand as of such date. Based on management's evaluation of the Company's historical loss experience on substandard commercial loans, commercial loans with balances greater than $500 thousand was established as the threshold for individual impairment evaluation with a specific reserve allocated when warranted. Commercial loans with balances under this threshold are collectively evaluated for impairment as a homogeneous pool of loans, unless such loans are subject to a restructuring agreement or have been identified as impaired as part of a larger customer relationship. The specific reserve amount allocated to individually identified impaired loans increased $224 thousand as a result of the June 30, 2015 impairment evaluation.
The following table reflects activity in the ALL for the three and six months ended June 30, 2015 and 2014:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$4,773	$4,694	$4,694	$4,647
Charge-offs	(25)	(165)	(50)	(207)
Recoveries	21	6	25	20
Net charge-offs	(4)	(159)	(25)	(187)
Provision for loan losses	150	75	250	150
Balance at end of period	$4,919	$4,610	$4,919	$4,610
The following table (net of loans held for sale) shows the internal breakdown by risk component of the Company's ALL and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

	June 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$1,322	34.8	$1,330	34.5
Construction real estate	397	6.6	439	7.8
Commercial real estate	2,819	48.1	2,417	44.1
Commercial	192	4.6	176	4.3
Consumer	26	0.9	27	0.9
Municipal	25	5.0	42	8.4
Unallocated	138	—	263	—
Total	$4,919	100.0	$4,694	100.0

Notwithstanding the categories shown in the table above, all funds in the ALL are available to absorb loan losses in the portfolio, regardless of loan category or specific allocation.

There were no changes to the reserve factors assigned to any of the loan portfolios based on the qualitative factor reviews performed during the first half of 2015, however, a sub-category of the construction real estate portfolio was established during the first quarter of 2015 for commercial real estate development loans, while in the construction phase of the projects, due to the volatility and increased risk identified within this portfolio. The reserve factor assigned to the construction real estate portfolio was increased 0.20% for the economic and business conditions component and 0.15% for the value of underlying collateral component for this commercial real estate development portion of the construction portfolio. Management of the Company believes, in its best estimate, that the ALL at June 30, 2015 is appropriate to cover probable credit losses inherent in the Company’s loan portfolio as of such

Union Bankshares, Inc. Page 39

date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the ALL at June 30, 2015. In addition, our banking regulators, as an integral part of their examination process, periodically review our ALL. Such agencies may require us to recognize adjustments to the ALL based on their judgments about information available to them at the time of their examination. A large adjustment to the ALL for losses in future periods may require increased provisions to replenish the ALL, which could negatively affect earnings. While the Company recognizes that economic slowdowns or financial and credit market turmoil may adversely impact its borrowers' financial performance and ultimately their ability to repay their loans, management continues to be cautiously optimistic about the collectability of the Company's loan portfolio.

Investment Activities. At June 30, 2015, investment securities classified as AFS totaled $57.4 million and securities classified as HTM totaled $5.2 million, or $62.6 million combined, comprising 10.4% of assets. Total investment securities increased $9.6 million, or 18.2%, from $53.0 million, or 8.5% of total assets at December 31, 2014. There was $4.8 million of investment securities pledged to secure various public deposits or customer repurchase agreements as of June 30, 2015, compared to $6.5 million at December 31, 2014. Net unrealized losses for the Company’s AFS investment securities portfolio were $40 thousand as of June 30, 2015, compared to net unrealized gains of $290 thousand as of December 31, 2014. Net unrealized losses of $26 thousand, net of income tax effect, were reflected in the Company’s accumulated OCI component of stockholders’ equity at June 30, 2015. Net unrealized losses in the Company's HTM investment securities portfolio were $160 thousand at June 30, 2015 compared to net unrealized losses of $161 thousand at December 31, 2014. No declines in value were deemed by management to be OTT at June 30, 2015. Deterioration in credit quality and/or imbalances in liquidity that may exist in the financial marketplace might adversely affect the fair values of the Company’s investment portfolio and the amount of gains or losses ultimately realized on the sale of such securities, and may also increase the potential that certain resulting unrealized losses will be designated as OTT in future periods, resulting in write-downs and charges to earnings.

Deposits. The following table shows information concerning the Company's average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the six months ended June 30, 2015 and year ended December 31, 2014:

	Six Months Ended June 30, 2015			Year Ended December 31, 2014
	Average Amount	Percent of Total Deposits	Average Rate	Average Amount	Percent of Total Deposits	Average Rate
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$93,603	17.1	—	$87,777	16.8	—
Interest bearing checking accounts	116,107	21.3	0.08%	109,944	21.0	0.08%
Money market accounts	101,306	18.6	0.19%	101,365	19.3	0.20%
Savings accounts	85,659	15.7	0.15%	79,150	15.1	0.14%
Total nontime deposits	396,675	72.7	0.10%	378,236	72.2	0.11%
Time deposits:
Less than $100,000	65,567	12.0	0.68%	70,131	13.4	0.74%
$100,000 and over	83,795	15.3	1.16%	75,519	14.4	1.09%
Total time deposits	149,362	27.3	0.95%	145,650	27.8	0.92%
Total deposits	$546,037	100.0	0.34%	$523,886	100.0	0.33%
The Company participates in CDARS, which permits the Company to either offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants or purchase deposits. There were $14.4 million of time deposits of $250,000 or less on the balance sheet at June 30, 2015 and $11.0 million at December 31, 2014, which were exchanged with other CDARS participants and are therefore considered for certain regulatory purposes to be “brokered” deposits. At June 30, 2015, $3.2 million of the Company’s CDARS deposits represented purchased deposits. There were no purchased deposits as of December 31, 2014.

The Company also participates in the ICS program, a service through which Union can offer its customers a savings product with access to unlimited FDIC insurance, while receiving reciprocal deposits from other banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of savings deposits through ICS provides full deposit insurance coverage for the customer, thereby helping Union retain the full amount of the deposit on its balance sheet. There were $2.2 million in ICS money market deposits on the balance sheet at June 30, 2015 and December 31, 2014.

Union Bankshares, Inc. Page 40

The following table provides a maturity distribution of the Company’s time deposits in amounts of $100,000 and over at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Within 3 months	$11,354	$5,491
3 to 6 months	8,722	56,097
6 to 12 months	17,189	15,664
Over 12 months	13,504	15,506
	$50,769	$92,758
In total, the Company’s time deposits in amounts of $100 thousand and over decreased $42.0 million, or 45.3%, between December 31, 2014 and June 30, 2015, and the average total balance increased from $75.5 million to $83.8 million. There was a change in each of the maturity time frames, especially the within 3 months and 3 to 6 months categories. In Vermont, the fiscal year ends on June 30 for the majority of municipalities and school districts, with most of their time deposits maturing on that date, causing the majority of the reduction between time periods.

During the first half of 2015, average total deposits grew $22.2 million, or 4.2%, compared to the year ended December 31, 2014, with growth in all categories except time deposits less than $100 thousand and money market accounts. Time deposits have trended towards short duration or migrated to nontime deposits because of the low interest rate environment and the perceived customer desire to be in a position to redeploy funds should there be a rise in interest rates. Time deposits at June 30, 2015 decreased $43.4 million, or 27.3%, from December 31, 2014, with the majority of the decrease due to Vermont municipalities using their deposits to pay down their annual credit lines prior to their June 30 fiscal year end in order to comply with applicable legal requirements for short-term municipal borrowing.

A provision of the Dodd-Frank Act permanently raised FDIC deposit insurance coverage to $250 thousand per depositor per insured depository institution for each account ownership category. At June 30, 2015, the Company had deposit accounts with less than $250 thousand totaling $388.8 million, or 75.8% of its deposits, with FDIC insurance protection. An additional $21.2 million of municipal deposits were over the FDIC insurance coverage limit at June 30, 2015 and were collateralized by Union under applicable state regulations by investment securities or loans.

Borrowings. Total borrowed funds at June 30, 2015 were $30.6 million compared to $15.1 million at December 31, 2014, a net increase of $15.5 million, or 102.4%. The FHLB option advance borrowings were $22.1 million at June 30, 2015, at a weighted average rate of 1.41%, and $13.2 million at December 31, 2014, at a weighted average rate of 2.30%. The increase in option advance borrowings reflects $14 million in one month bullet advances at 0.21% taken during the second quarter of 2015 for liquidity purposes, partially offset by scheduled monthly payments of $146 thousand on long-term FHLB amortizing advances. The Company also had $6.7 million in overnight federal funds purchased at a rate of 0.30% from FHLB at June 30, 2015, while there were no federal funds purchased at December 31, 2014. In addition, the Company had overnight secured customer repurchase agreement sweeps at June 30, 2015 of $1.8 million, at a weighted average rate of 0.29%, compared to $1.9 million, at a weighted average rate of 0.25% at December 31, 2014, a decrease of $59 thousand, or 3.1%. The volume of the overnight secured customer repurchase agreement sweeps is volatile and is a function of the customer's cash flow needs.

OTHER FINANCIAL CONSIDERATIONS

Market Risk and Interest Rate Risk. Market risk is the potential of loss in a financial instrument arising from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices, and equity prices. As of June 30, 2015, the Company did not have any market risk sensitive instruments acquired for trading purposes. The Company’s market risk arises primarily from interest rate risk inherent in its lending, investing, deposit taking and borrowing activities. Management of interest rate risk is an important component of our asset and liability management process, which is governed by established policies that are reviewed and approved annually. Our investment policy details the types of securities that may be purchased, and establishes portfolio limits and maturity limits for the various sectors. Our investment policy also establishes specific investment quality limits. The ALCO develops guidelines and strategies impacting our asset and liability management-related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. Members of the ALCO also manage the investment portfolio to maximize net interest income while mitigating market and interest rate risk.

Interest rate risk arises naturally from imbalances in repricing, maturity and cash flow characteristics of our assets and liabilities. The ALCO takes into consideration the cash flow and repricing attributes of balance sheet and off-balance sheet items and their relation to possible changes in interest rates. The ALCO manages interest rate exposure primarily by using on-balance sheet

Union Bankshares, Inc. Page 41

strategies, generally accomplished through the management of the duration, rate sensitivity and average lives of our various investments, and by extending or shortening maturities of borrowed funds, as well as carefully managing and monitoring the maturities and pricing of loans and deposits.

An outside consultant is utilized to perform rate shocks of our balance sheet to assess our risk to earnings in different interest rate environments, and to perform a variety of other analyses. The consultant’s most recent analysis was as of June 30, 2015. The base simulation assumed no changes in rates, as well as 200 and 300 basis point rising interest rate scenarios which assume a parallel shift of the yield curve over a one-year period, and no growth assumptions. A summary of the results is as follows:

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

The net interest income simulation as of June 30, 2015 showed that the change in net interest income for the next 12 months from our expected or “most likely” forecast was as follows:

Rate Change	Percent Change in Net Interest Income Limit	Percent Change in Net Interest Income
Up 300 basis points	(21.00)%	15.88%
Up 200 basis points	(14.00)%	9.98%

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

Union Bankshares, Inc. Page 42

The following table details the contractual or notional amount of financial instruments that represented credit risk at the dates indicated:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Commitments to originate loans	$54,007	$27,538
Unused lines of credit	68,208	59,160
Standby and commercial letters of credit	1,610	1,725
Credit card arrangements	1,188	1,201
FHLB Mortgage Partnership Finance credit enhancement obligation, net	547	498
Total	$125,560	$90,122
Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have a fixed expiration date or other termination clause and may require payment of a fee. Since many of the loan commitments are expected to expire without being drawn upon and not all credit lines will be utilized, the total commitment amounts do not necessarily represent future cash requirements. Lines of credit incur seasonal volume fluctuations due to the nature of some customers' businesses, such as tourism and maple syrup products production. The large increase in commitments to originate loans at June 30, 2015 from December 31, 2014 is primarily the result of the municipals' and school districts' fiscal cycle, with $30.2 million committed to them on June 30, 2015 for their fiscal year beginning July 1, 2015. During the quarter ended June 30, 2015, the Company established an overdraft privilege program in which qualifying customers were automatically assigned an overdraft limit for certain deposit accounts in the amount of $400 or $1,000 depending on the type of account. The increase in unused lines of credit at June 30, 2015 from December 31, 2014 is primarily the result of the implementation of this program, with $11.2 million available at June 30, 2015 under this program.
The Company did not hold derivative or hedging instruments during at June 30, 2015 or December 31, 2014.
The Company’s subsidiary bank is required (as are all banks) to maintain vault cash or a noninterest bearing reserve balance as established by Federal Reserve regulations. The Bank’s average total required reserve for the 14 day maintenance period including June 30, 2015 was $717 thousand and for December 31, 2014 was $738 thousand, both of which were satisfied by vault cash.

Contractual Obligations. The Company and Union have various financial obligations, including contractual obligations that may require future cash payments. The following table presents, as of June 30, 2015, significant fixed and determinable contractual obligations to third parties:

June 30, 2015
(Dollars in thousands)
Operating lease commitments	$383
Contractual payments on borrowed funds (1)	30,601
Deposits without stated maturity (1) (2)	397,464
Certificates of deposit (1) (2)	115,515
Deferred compensation payouts	1,024
Total	$544,987
____________________

(1)	The amounts exclude interest payable.

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

Union Bankshares, Inc. Page 43

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

The following table shows the Company's rate sensitivity analysis as of June 30, 2015:

	Repriced within
	3 Months or Less	4 to 12 Months	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
	(Dollars in thousands, by repricing date)
Interest sensitive assets:
Overnight deposits	$10,558	$—	$—	$—	$—	$10,558
Interest bearing deposits in banks	695	3,387	3,737	3,795	1,087	12,701
Investment securities (1)(3)	11,114	3,050	13,292	12,457	22,351	62,264
Nonmarketable securities	—	—	—	—	2,053	2,053
Loans and loans held for sale (2)(3)	176,057	87,096	89,497	84,201	41,839	478,690
Total interest sensitive assets	$198,424	$93,533	$106,526	$100,453	$67,330	$566,266
Interest sensitive liabilities:
Time deposits	$27,682	$46,375	$34,503	$6,955	$—	$115,515
Money markets	18,085	—	—	—	72,491	90,576
Regular savings	17,499	—	—	—	70,970	88,469
Interest bearing checking	47,517	—	—	—	76,472	123,989
Borrowed funds	22,584	228	7,789	—	—	30,601
Total interest sensitive liabilities	$133,367	$46,603	$42,292	$6,955	$219,933	$449,150
Net interest rate sensitivity gap	$65,057	$46,930	$64,234	$93,498	$(152,603)	$117,116
Cumulative net interest rate sensitivity gap	$65,057	$111,987	$176,221	$269,719	$117,116
Cumulative net interest rate sensitivity gap as a percentage of total assets	10.8%	18.6%	29.3%	44.9%	19.5%
Cumulative net interest rate sensitivity gap as a percentage of total interest sensitive assets	11.5%	19.8%	31.1%	47.6%	20.7%
Cumulative net interest rate sensitivity gap as a percentage of total interest sensitive liabilities	14.5%	24.9%	39.2%	60.1%	26.1%
____________________

(1)	Investment securities exclude mutual funds shares with a fair value of $342 thousand that may be sold by the Company at any time.

(2)	Balances shown include deferred unamortized loan costs of $451 thousand.

(3)	Estimated repayment assumptions considered in Asset/Liability model.

Union Bankshares, Inc. Page 44

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

As of June 30, 2015, Union, as a member of FHLB, had access to unused lines of credit up to $13.0 million over and above the $28.8 million term advances already drawn. These lines can be used for either short-or-long-term liquidity or other needs. In addition to its borrowing arrangements with the FHLB, Union maintains two pre-approved Federal Funds lines of credit totaling $12.0 million with two upstream correspondent banks, one-way buy options with CDARS and access to the Federal Reserve discount window, which would require pledging of qualified assets. There were no outstanding advances on the federal funds lines or at the discount window at June 30, 2015.

Union's investment and residential loan portfolios provide a significant amount of contingent liquidity that could be accessed in a reasonable time period through sales of those portfolios. We also have additional contingent liquidity sources with access to the brokered deposit market and the FRB discount window. These sources are considered as liquidity alternatives in our contingent liquidity plan. Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. However, any projections of future cash needs and flows are subject to substantial uncertainty, including factors outside the Company's control.

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

The total dollar value of the Company’s stockholders’ equity at June 30, 2015 of $52.8 million increased $1.4 million from $51.4 million at December 31, 2014, reflecting net income of $3.9 million for the first six months of 2015, an increase of $20 thousand from stock based compensation and a $53 thousand increase due to the issuance of 2,500 shares of common stock resulting from the exercise of 2,500 incentive stock options. These increases were partially offset by cash dividends paid of $2.4 million, a decrease of $218 thousand in accumulated OCI and stock repurchases of $26 thousand during the six months ended June 30, 2015.

Union Bankshares, Inc. has 7,500,000 shares of $2.00 par value common stock authorized. As of June 30, 2015, the Company had 4,931,796 shares issued, of which 4,459,853 were outstanding and 471,943 were held in treasury.

In January 2015, the Company's Board reauthorized a limited stock repurchase program initially adopted in May 2010, which permits the repurchase of up to 2,500 shares of the Company's common stock each calendar quarter in open market purchases or privately negotiated transactions, as management deems advisable and as market conditions warrant. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase authorization expires on December 31, 2015, unless reauthorized. The Company repurchased 1,077 shares during the first half of 2015 pursuant to that authorization, at a total cost of $26 thousand.

Effective May 21, 2014 upon approval by the stockholders, the Company adopted the 2014 Equity Plan, which replaced the 2008 ISO Plan. Under the 2014 Equity Plan, 50,000 shares of the Company’s common stock (including approximately 25,000 unused shares from the 2008 ISO Plan) are available for equity awards of incentive stock options, nonqualified stock options, restricted stock and restricted stock units to eligible officers and (except for awards of incentive stock options) nonemployee directors. Shares available for issuance of awards under the 2014 Equity Plan consist of unissued shares of the Company’s common stock and/or shares held in treasury. There were 6,000 options granted under the 2014 Equity Plan in the fourth quarter of 2014 that will become exercisable in the fourth quarter of 2015. Unrecognized compensation cost related to the unvested stock options as of June 30, 2015 was $15 thousand.

Union Bankshares, Inc. Page 45

The Company's 2008 ISO Plan was replaced by the 2014 Equity Plan. As of June 30, 2015 5,000 options granted under the 2008 ISO Plan remained outstanding and exercisable, with the last of such options expiring in December 2020. All exercisable options were “in the money” at June 30, 2015.

The FDIC and other federal bank regulatory agencies have adopted a final rule revising their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 capital ratio with a minimum requirement of 4.5%, increases the minimum Tier 1 risk based ratio from 4.0% to 6.0%, and assigns a higher risk weight of 150% to exposures that are more than 90 days past due or in nonaccrual status as well as certain commercial real estate loans that finance the acquisition, development or construction of real property. The final rule also requires accumulated OCI be included for purposes of calculating regulatory capital unless a one time opt-out election was made during the first quarter of 2015. The Company and the Bank both made the election. The rule limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" of 2.5% above the minimum capital ratio requirements. The final rule became effective for the Company and the Bank on January 1, 2015. The 2.5% capital conservation buffer requirement will be phased in over a four-year period ending January 1, 2019. Effective January 1, 2015, the FDIC adopted conforming changes to its prompt corrective action regulations. These changes include a new common equity Tier 1 ratio requirement, with a required minimum ratio of 6.5% for well-capitalized status. The new regulations also increase the minimum ratio of Tier 1 capital to risk weighted assets for well-capitalized status to 8.0%, from the current 6.0%.

Management believes that as of June 30, 2015, both companies met all capital adequacy requirements to which they are subject. As of June 30, 2015, the most recent calculation date, Union was categorized as well capitalized under the regulatory framework for prompt corrective action. The prompt corrective action capital category framework applies to FDIC insured depository institutions such as Union but does not apply directly to bank holding companies such as the Company. To be categorized as well capitalized, Union must maintain minimum total risk-based, Tier I risk-based, common equity Tier 1 risk based, and Tier I leverage ratios as set forth in the table below. As a bank holding company, the Company is subject to substantially similar capital adequacy requirements of the FRB. There were no conditions or events between June 30, 2015 and the date of this report that management believes have changed either Company’s regulatory capital category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk weighted assets
Union	$56,121	13.60%	$33,012	8.00%	$41,265	10.00%
Company	56,645	13.69%	33,102	8.00%	N/A	N/A
Tier I capital to risk weighted assets
Union	$51,202	12.41%	$24,755	6.00%	$33,007	8.00%
Company	51,726	12.50%	16,552	6.00%	N/A	N/A
Common Equity Tier 1 to risk weighted assets
Union	$51,202	12.41%	$18,566	4.50%	$26,818	6.50%
Company	51,726	12.50%	18,621	4.50%	N/A	N/A
Tier I capital to average assets
Union	$51,202	8.27%	$24,765	4.00%	$30,956	5.00%
Company	51,726	8.33%	24,838	4.00%	N/A	N/A
The Company remains focused on achieving its goals of long-term growth and an above-average shareholder return, while maintaining a strong capital position. Management is aware of the particular importance in today’s uncertain economic environment of maintaining strong capital reserves and planning for future capital needs, including those required by the Basel III capital standards through the final phase in period ending on January 1, 2019.

A quarterly cash dividend of $0.27 per share was declared to stockholders of record on July 27, 2015, payable August 6, 2015. The dividend for the previous quarter was also $0.27 per share.

Union Bankshares, Inc. Page 46

Regulatory Matters. The Company and Union are subject to periodic examinations by the various regulatory agencies. These examinations include, but are not limited to, procedures designed to review lending practices, risk management, credit quality, liquidity, compliance and capital adequacy. In January of 2015 the FRB performed its regular, periodic examination of the Company. During 2014, the FDIC performed a regular safety and soundness examination, and during 2013, the Vermont Department of Financial Regulation performed its regular, periodic regulatory examination of Union. No comments were received that would have a material adverse effect on the Company’s or Union’s liquidity, financial position, capital resources, or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Information called for by this item is incorporated by reference in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption OTHER FINANCIAL CONSIDERATIONS on pages 41-47.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2015. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the quarter ended June 30, 2015, the Company did not issue any unregistered equity securities.
There was no repurchase of the Company's equity securities during the quarter ended June 30, 2015.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the second quarters and six months ended June 30, 2015 and 2014, (iii) the unaudited consolidated statements of comprehensive income for the second quarters and six months ended June 30, 2015 and 2014, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

____________________

*
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Union Bankshares, Inc. Page 47

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Union Bankshares, Inc.

August 10, 2015	/s/ David S. Silverman
David S. Silverman
Director, President and Chief Executive Officer

August 10, 2015	/s/ Karyn J. Hale
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the second quarters and six months ended June 30, 2015 and 2014, (iii) the unaudited consolidated statements of comprehensive income for the second quarters and six months ended June 30, 2015 and 2014, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

____________________

*
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Union Bankshares, Inc. Page 48