Form 10-Q/A
period 2015-06-30
UNION BANKSHARES INC
filed 2015-11-10
CIK 706863

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

Explanatory Note: The Company's June 30, 2015 Quarterly Report on Form 10-Q is being amended to correct Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds. It was inadvertently reported that the Company did not issue any unregistered equity securities during the quarter ended June 30, 2015. However, incentive stock options were exercised during the quarter, resulting in the issuance of unregistered shares which should have been disclosed in Part II, Item 2.

PART II  OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the quarter ended June 30, 2015, the only unregistered issuance of the Company's equity securities was pursuant to the exercise of incentive stock options, resulting in the issuance of 2,500 shares of the Company's common stock. The shares were issued in reliance upon an exemption in section 4(a)(2) of the Securities Act of 1933 for distributions not involving a public offering.
There was no repurchase of the Company's equity securities during the quarter ended June 30, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Union Bankshares, Inc.

November 10, 2015	/s/ Karyn J. Hale
Karyn J. Hale
Chief Financial Officer
(Principal Financial Officer)