Form 10-Q
period 2015-09-30
UNION BANKSHARES INC
filed 2015-11-10
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2015

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

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ]      No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 1, 2015:

Common Stock, $2 par value	4,457,227	shares

UNION BANKSHARES, INC.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets	(Dollars in thousands)
Cash and due from banks	$4,498	$4,822
Federal funds sold and overnight deposits	9,186	36,922
Cash and cash equivalents	13,684	41,744
Interest bearing deposits in banks	12,753	12,252
Investment securities available-for-sale	50,964	45,749
Investment securities held-to-maturity (fair value $5.2 million and $7.1 million at September 30, 2015 and December 31, 2014, respectively)	5,217	7,215
Loans held for sale	7,256	10,743
Loans	497,899	479,978
Allowance for loan losses	(5,044)	(4,694)
Net deferred loan costs	491	355
Net loans	493,346	475,639
Accrued interest receivable	1,888	1,854
Premises and equipment, net	12,860	11,853
Core deposit intangible	968	1,096
Goodwill	2,223	2,223
Investment in real estate limited partnerships	2,491	2,824
Company-owned life insurance	8,729	3,517
Other assets	7,887	7,354
Total assets	$620,266	$624,063
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$103,614	$90,385
Interest bearing	308,946	302,722
Time	131,325	158,957
Total deposits	543,885	552,064
Borrowed funds	17,421	15,118
Accrued interest and other liabilities	5,142	5,447
Total liabilities	566,448	572,629
Commitments and Contingencies
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,931,796 shares issued at September 30, 2015 and 4,929,296 shares issued at December 31, 2014	9,864	9,859
Additional paid-in capital	495	418
Retained earnings	48,801	46,462
Treasury stock at cost; 474,504 shares at September 30, 2015 and 470,866 shares at December 31, 2014	(4,016)	(3,925)
Accumulated other comprehensive loss	(1,326)	(1,380)
Total stockholders' equity	53,818	51,434
Total liabilities and stockholders' equity	$620,266	$624,063
See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 1

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$5,962	$5,900	$17,553	$17,490
Interest on debt securities:
Taxable	242	196	714	607
Tax exempt	109	96	322	268
Dividends	16	24	40	55
Interest on federal funds sold and overnight deposits	1	6	13	14
Interest on interest bearing deposits in banks	43	36	124	120
Total interest and dividend income	6,373	6,258	18,766	18,554
Interest expense
Interest on deposits	375	424	1,285	1,317
Interest on borrowed funds	86	104	262	317
Total interest expense	461	528	1,547	1,634
Net interest income	5,912	5,730	17,219	16,920
Provision for loan losses	150	150	400	300
Net interest income after provision for loan losses	5,762	5,580	16,819	16,620
Noninterest income
Trust income	171	183	538	549
Service fees	1,439	1,424	4,133	3,981
Net gains on sales of investment securities available-for-sale	41	234	41	296
Net gains on sales of loans held for sale	700	653	2,214	1,594
Other income	182	215	468	368
Total noninterest income	2,533	2,709	7,394	6,788
Noninterest expenses
Salaries and wages	2,426	2,253	7,080	6,694
Pension and employee benefits	739	692	2,242	2,062
Occupancy expense, net	293	272	986	906
Equipment expense	479	436	1,346	1,233
Other expenses	1,737	1,899	4,966	5,122
Total noninterest expenses	5,674	5,552	16,620	16,017
Income before provision for income taxes	2,621	2,737	7,593	7,391
Provision for income taxes	571	611	1,642	1,582
Net income	$2,050	$2,126	$5,951	$5,809
Earnings per common share	$0.45	$0.47	$1.33	$1.30
Weighted average number of common shares outstanding	4,458,345	4,458,422	4,458,323	4,458,380
Dividends per common share	$0.27	$0.26	$0.81	$0.78

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 2

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Net income	$2,050	$2,126	$5,951	$5,809
Other comprehensive income (loss), net of tax:
Investment securities available-for-sale:
Net unrealized holding gains (losses) arising during the period on investment securities available-for-sale	299	(35)	81	707
Reclassification adjustment for net gains on sales of investment securities available-for-sale realized in net income	(27)	(154)	(27)	(195)
Total other comprehensive income (loss)	272	(189)	54	512
Total comprehensive income	$2,322	$1,937	$6,005	$6,321

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 3

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 2015 and 2014 (Unaudited)

	Common Stock
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive (loss) income	Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances, December 31, 2014	4,458,430	$9,859	$418	$46,462	$(3,925)	$(1,380)	$51,434
Net income	—	—	—	5,951	—	—	5,951
Other comprehensive income	—	—	—	—	—	54	54
Cash dividends declared ($0.81 per share)	—	—	—	(3,612)	—	—	(3,612)
Stock based compensation expense	—	—	29	—	—	—	29
Exercise of stock options	2,500	5	48	—	—	—	53
Purchase of treasury stock	(3,638)	—	—	—	(91)	—	(91)
Balances, September 30, 2015	4,457,292	$9,864	$495	$48,801	$(4,016)	$(1,326)	$53,818

Balances, December 31, 2013	4,458,359	$9,855	$363	$43,405	$(3,880)	$77	$49,820
Net income	—	—	—	5,809	—	—	5,809
Other comprehensive income	—	—	—	—	—	512	512
Cash dividends declared ($0.78 per share)	—	—	—	(3,479)	—	—	(3,479)
Stock based compensation expense	—	—	16	—	—	—	16
Exercise of stock options	2,010	4	35	—	—	—	39
Purchase of treasury stock	(1,939)	—	—	—	(45)	—	(45)
Balances, September 30, 2014	4,458,430	$9,859	$414	$45,735	$(3,925)	$589	$52,672

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 4

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income	$5,951	$5,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	785	708
Provision for loan losses	400	300
Deferred income tax provision (credit)	93	(24)
Net amortization of investment securities	151	67
Equity in losses of limited partnerships	365	492
Stock based compensation expense	29	16
Net increase in unamortized loan costs	(136)	(125)
Proceeds from sales of loans held for sale	104,642	74,327
Origination of loans held for sale	(98,941)	(74,958)
Net gains on sales of loans held for sale	(2,214)	(1,594)
Net loss on disposals of premises and equipment	6	19
Net gains on sales of investment securities available-for-sale	(41)	(296)
Write-downs of impaired assets	29	—
Net gains on sales of other real estate owned	(28)	(134)
Increase in accrued interest receivable	(34)	(160)
Amortization of core deposit intangible	129	129
Increase in other assets	(1,105)	(61)
Decrease in other liabilities	(305)	(37)
Net cash provided by operating activities	9,776	4,478
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	2,832	8,622
Purchases	(3,333)	(3,121)
Investment securities held-to-maturity
Proceeds from maturities, calls and paydowns	2,000	3,571
Purchases	—	(2,000)
Investment securities available-for-sale
Proceeds from sales	11,040	7,323
Proceeds from maturities, calls and paydowns	5,203	3,847
Purchases	(21,487)	(19,664)
Net increase in loans	(18,074)	(20,276)
Recoveries of loans charged off	44	30
Purchases of premises and equipment	(1,798)	(1,203)
Purchase of company-owned life insurance	(5,000)	—
Investments in limited partnerships	(32)	—
Proceeds from sales of other real estate owned	295	536
Net cash used in investing activities	(28,310)	(22,335)

Union Bankshares, Inc. Page 5

Cash Flows From Financing Activities
Repayment of long-term debt	(219)	(3,517)
Net increase in short-term borrowings outstanding	2,522	5,241
Net increase in noninterest bearing deposits	13,229	7,357
Net increase in interest bearing deposits	6,224	27,830
Net decrease in time deposits	(27,632)	(22,503)
Issuance of common stock	53	39
Purchase of treasury stock	(91)	(45)
Dividends paid	(3,612)	(3,479)
Net cash (used in) provided by financing activities	(9,526)	10,923
Net decrease in cash and cash equivalents	(28,060)	(6,934)
Cash and cash equivalents
Beginning of period	41,744	30,719
End of period	$13,684	$23,785
Supplemental Disclosures of Cash Flow Information
Interest paid	$1,679	$1,735
Income taxes paid	$1,460	$1,170

Supplemental Schedule of Noncash Investing and Financing Activities
Other real estate acquired in settlement of loans	$59	$464
Loans originated to finance the sale of other real estate owned	$—	$300

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 6

UNION BANKSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Union Bankshares, Inc. and Subsidiary (together, the Company) as of September 30, 2015, and for the three and nine months ended September 30, 2015 and 2014, have been prepared in conformity with GAAP for interim financial information, general practices within the banking industry, and the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The Company's sole subsidiary is Union Bank. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein, have been made. This information should be read in conjunction with the Company’s 2014 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2015, or any interim period.
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

Amortization expense for the core deposit intangible was $43 thousand for the three months ended September 30, 2015 and 2014 and was $129 thousand for the nine months ended September 30, 2015 and 2014. The amortization expense is included in other noninterest expense on the consolidated statement of income and is deductible for tax purposes. As of September 30, 2015, the remaining amortization expense related to the core deposit intangible, absent any future impairment, is expected to be as follows:

(Dollars in thousands)
2015	$43
2016	171
2017	171
2018	171
2019	171
Thereafter	241
Total	$968

Union Bankshares, Inc. Page 8

Note 6. Investment Securities
Investment securities as of the balance sheet dates consisted of the following:

September 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$11,885	$46	$(66)	$11,865
Agency mortgage-backed	7,361	111	(6)	7,466
State and political subdivisions	18,238	378	(36)	18,580
Corporate	12,757	94	(148)	12,703
Total debt securities	50,241	629	(256)	50,614
Mutual funds	350	—	—	350
Total	$50,591	$629	$(256)	$50,964
Held-to-maturity
U.S. Government-sponsored enterprises	$5,217	$3	$(43)	$5,177

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$15,563	$23	$(145)	$15,441
Agency mortgage-backed	6,516	92	(15)	6,593
State and political subdivisions	15,800	355	(52)	16,103
Corporate	7,243	98	(66)	7,275
Total debt securities	45,122	568	(278)	45,412
Mutual funds	337	—	—	337
Total	$45,459	$568	$(278)	$45,749
Held-to-maturity
U.S. Government-sponsored enterprises	$7,215	$—	$(161)	$7,054

Proceeds from the sale of AFS securities were $11.0 million for both the three and nine months ended September 30, 2015. Gross realized gains from the sale of AFS securities were $54 thousand, while gross realized losses were $13 thousand for both the three and nine months ended September 30, 2015. Proceeds from the sale of AFS securities were $2.9 million and $7.3 million for the three and nine months ended September 30, 2014, respectively. Gross realized gains from the sale of AFS securities were $312 thousand and $374 thousand for the three and nine months ended September 30, 2014, respectively, while gross realized losses were $78 thousand for both the three and nine months ended September 30, 2014. The specific identification method is used to determine realized gains and losses on sales of securities AFS.

Union Bankshares, Inc. Page 9

The amortized cost and estimated fair value of debt securities by contractual scheduled maturity as of September 30, 2015 were as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Available-for-sale
Due in one year or less	$359	$364
Due from one to five years	2,661	2,700
Due from five to ten years	25,478	25,689
Due after ten years	14,382	14,395
	42,880	43,148
Agency mortgage-backed	7,361	7,466
Total debt securities available-for-sale	$50,241	$50,614
Held-to-maturity
Due from one to five years	$998	$1,000
Due from five to ten years	1,000	1,001
Due after ten years	3,219	3,176
Total debt securities held-to-maturity	$5,217	$5,177

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

Information pertaining to all investment securities with gross unrealized losses as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

September 30, 2015	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
Debt securities:
U.S. Government-sponsored enterprises	6	$4,948	$(63)	5	$3,669	$(46)	11	$8,617	$(109)
Agency mortgage-backed	1	515	(3)	1	276	(3)	2	791	(6)
State and political subdivisions	9	3,236	(31)	1	354	(5)	10	3,590	(36)
Corporate	12	5,958	(90)	4	1,657	(58)	16	7,615	(148)
Total	28	$14,657	$(187)	11	$5,956	$(112)	39	$20,613	$(299)

Union Bankshares, Inc. Page 10

December 31, 2014	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
Debt securities:
U.S. Government-sponsored enterprises	6	$4,431	$(16)	14	$12,307	$(290)	20	$16,738	$(306)
Agency mortgage-backed	2	611	(10)	2	810	(5)	4	1,421	(15)
State and political subdivisions	7	2,326	(40)	3	878	(12)	10	3,204	(52)
Corporate	3	1,181	(21)	3	1,472	(45)	6	2,653	(66)
Total	18	$8,549	$(87)	22	$15,467	$(352)	40	$24,016	$(439)
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

The Company has the ability to hold the investment securities that had unrealized losses at September 30, 2015 for the foreseeable future and no declines were deemed by management to be OTT.

Investment securities with a carrying amount of $5.1 million and $6.5 million at September 30, 2015 and December 31, 2014, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

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
The following table summarizes activity in the accretable loan premium component for the acquired loan portfolio:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$256	$334	$292	$374
Loan premium amortization	(26)	(18)	(62)	(58)
Balance at end of period	$230	$316	$230	$316
Loan premium amortization has been charged to Interest and fees on loans on the Company's consolidated statements of income for the periods reported. The remaining accretable loan premium component balance was $230 thousand at September 30, 2015 and $292 thousand at December 31, 2014. The balance of the nonaccretable credit risk component was $193 thousand at September 30, 2015 and December 31, 2014. The net carrying amounts of the acquired loans were $7.7 million and $9.1 million at September 30, 2015 and December 31, 2014, respectively, and are included in the loan balances below.
The composition of Net loans as of the balance sheet dates were as follows:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Residential real estate	$166,597	$165,475
Construction real estate	37,293	37,258
Commercial real estate	220,017	211,710
Commercial	22,570	20,620
Consumer	4,242	4,435
Municipal	47,180	40,480
Gross loans	497,899	479,978
Allowance for loan losses	(5,044)	(4,694)
Net deferred loan costs	491	355
Net loans	$493,346	$475,639
Residential real estate loans aggregating $20.5 million and $37.8 million at September 30, 2015 and December 31, 2014, respectively, were pledged as collateral on deposits of municipalities. Qualifying residential first mortgage loans held by Union may be pledged as collateral for borrowings from the FHLB under a blanket lien.

Union Bankshares, Inc. Page 12

A summary of current, past due and nonaccrual loans as of the balance sheet dates follows:

September 30, 2015	Current	30-59 Days	60-89 Days	90 Days and Over and Accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$162,684	$146	$1,689	$353	$1,725	$166,597
Construction real estate	37,254	10	—	—	29	37,293
Commercial real estate	219,052	—	324	119	522	220,017
Commercial	22,193	321	19	—	37	22,570
Consumer	4,236	4	2	—	—	4,242
Municipal	47,180	—	—	—	—	47,180
Total	$492,599	$481	$2,034	$472	$2,313	$497,899

December 31, 2014	Current	30-59 Days	60-89 Days	90 Days and Over and Accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$159,430	$2,278	$1,342	$890	$1,535	$165,475
Construction real estate	37,075	112	10	—	61	37,258
Commercial real estate	207,325	2,194	173	1,454	564	211,710
Commercial	20,462	60	23	—	75	20,620
Consumer	4,391	36	8	—	—	4,435
Municipal	40,480	—	—	—	—	40,480
Total	$469,163	$4,680	$1,556	$2,344	$2,235	$479,978
There were five residential real estate loans totaling $171 thousand in process of foreclosure at September 30, 2015. Aggregate interest on nonaccrual loans not recognized was $1.2 million and $1.0 million as of September 30, 2015 and 2014, respectively, and $1.1 million as of December 31, 2014.

Note 8.  Allowance for Loan Losses and Credit Quality
The ALL is established for estimated losses in the loan portfolio through a provision for loan losses charged to earnings. For all loan classes, loan losses are charged against the ALL when management believes the loan balance is uncollectible or in accordance with federal guidelines. Subsequent recoveries, if any, are credited to the ALL.

The ALL is maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio as of the balance sheet date. The amount of the ALL is based on management's periodic evaluation of the collectability of the loan portfolio, including the nature, volume and risk characteristics of the portfolio, credit concentrations, trends in historical loss experience, estimated value of any underlying collateral, specific impaired loans and economic conditions. There has been no change to the methodology used to estimate the ALL during the third quarter of 2015. While management uses available information to recognize losses on loans, future additions to the ALL may be necessary based on changes in economic conditions or other relevant factors.

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

Union Bankshares, Inc. Page 14

Changes in the ALL, by class of loans, for the three and nine months ended September 30, 2015 and 2014 were as follows:

For The Three Months Ended September 30, 2015	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, June 30, 2015	$1,322	$397	$2,819	$192	$26	$25	$138	$4,919
Provision (credit) for loan losses	62	84	(80)	21	(1)	24	40	150
Recoveries of amounts charged off	10	3	—	6	—	—	—	19
	1,394	484	2,739	219	25	49	178	5,088
Amounts charged off	(28)	—	—	(16)	—	—	—	(44)
Balance, September 30, 2015	$1,366	$484	$2,739	$203	$25	$49	$178	$5,044

For The Three Months Ended September 30, 2014	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, June 30, 2014	$1,258	$389	$2,597	$206	$22	$18	$120	$4,610
Provision (credit) for loan losses	91	44	(136)	(18)	—	34	135	150
Recoveries of amounts charged off	—	3	—	5	2	—	—	10
	1,349	436	2,461	193	24	52	255	4,770
Amounts charged off	(10)	—	—	—	(2)	—	—	(12)
Balance, September 30, 2014	$1,339	$436	$2,461	$193	$22	$52	$255	$4,758

For The Nine Months Ended September 30, 2015	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2014	$1,330	$439	$2,417	$176	$27	$42	$263	$4,694
Provision (credit) for loan losses	77	20	322	50	9	7	(85)	400
Recoveries of amounts charged off	10	25	—	6	3	—	—	44
	1,417	484	2,739	232	39	49	178	5,138
Amounts charged off	(51)	—	—	(29)	(14)	—	—	(94)
Balance, September 30, 2015	$1,366	$484	$2,739	$203	$25	$49	$178	$5,044

For The Nine Months Ended September 30, 2014	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2013	$1,251	$390	$2,644	$163	$23	$35	$141	$4,647
Provision (credit) for loan losses	151	37	(41)	23	(1)	17	114	300
Recoveries of amounts charged off	2	9	—	7	12	—	—	30
	1,404	436	2,603	193	34	52	255	4,977
Amounts charged off	(65)	—	(142)	—	(12)	—	—	(219)
Balance, September 30, 2014	$1,339	$436	$2,461	$193	$22	$52	$255	$4,758

Union Bankshares, Inc. Page 15

The allocation of the ALL, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates were as follows:

September 30, 2015	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$63	$2	$320	$—	$—	$—	$—	$385
Collectively evaluated for impairment	1,303	482	2,419	203	25	49	178	4,659
Total allocated	$1,366	$484	$2,739	$203	$25	$49	$178	$5,044

December 31, 2014	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$73	$—	$70	$—	$—	$—	$—	$143
Collectively evaluated for impairment	1,257	439	2,347	176	27	42	263	4,551
Total allocated	$1,330	$439	$2,417	$176	$27	$42	$263	$4,694

The recorded investment in loans, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates were as follows:

September 30, 2015	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,185	$93	$3,815	$—	$—	$—	$5,093
Collectively evaluated for impairment	161,106	37,200	212,833	22,570	4,242	47,180	485,131
	162,291	37,293	216,648	22,570	4,242	47,180	490,224
Acquired loans	4,306	—	3,369	—	—	—	7,675
Total	$166,597	$37,293	$220,017	$22,570	$4,242	$47,180	$497,899

December 31, 2014	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$950	$275	$3,332	$123	$—	$—	$4,680
Collectively evaluated for impairment	159,888	36,983	203,963	20,497	4,435	40,480	466,246
	160,838	37,258	207,295	20,620	4,435	40,480	470,926
Acquired loans	4,637	—	4,415	—	—	—	9,052
Total	$165,475	$37,258	$211,710	$20,620	$4,435	$40,480	$479,978

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

The following tables summarize the loan ratings applied to the Company's loans by class as of the balance sheet dates:

September 30, 2015	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$148,904	$31,668	$159,569	$20,519	$4,181	$47,180	$412,021
Satisfactory/Monitor	10,402	5,460	51,249	1,852	60	—	69,023
Substandard	2,985	165	5,830	199	1	—	9,180
Total	162,291	37,293	216,648	22,570	4,242	47,180	490,224
Acquired loans	4,306	—	3,369	—	—	—	7,675
Total	$166,597	$37,293	$220,017	$22,570	$4,242	$47,180	$497,899

December 31, 2014	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$141,259	$31,519	$159,725	$18,960	$4,360	$40,480	$396,303
Satisfactory/Monitor	17,483	5,347	41,728	1,384	70	—	66,012
Substandard	2,096	392	5,842	276	5	—	8,611
Total	160,838	37,258	207,295	20,620	4,435	40,480	470,926
Acquired loans	4,637	—	4,415	—	—	—	9,052
Total	$165,475	$37,258	$211,710	$20,620	$4,435	$40,480	$479,978

Acquired loans are risk rated, as appropriate, according to the Company's loan rating system, but such ratings are not taken into account in establishing the ALL. Rather, in accordance with applicable accounting principles, acquired loans are initially recorded at fair value, determined based upon an estimate of the amount and timing of both principal and interest cash flows expected to be collected and discounted using a market interest rate, which includes an estimate of future credit losses expected to be incurred over the life of the portfolio. The primary credit quality indicator for acquired loans is whether there has been a decrease in expected cash flows. Monitoring of this portfolio is ongoing to determine if there is evidence of deterioration in credit quality since acquisition. As of September 30, 2015, there was no ALL for acquired loans.

Union Bankshares, Inc. Page 17

The following table provides information with respect to impaired loans by class of loan as of and for the three and nine months ended September 30, 2015:

	As of September 30, 2015			For The Three Months Ended September 30, 2015		For The Nine Months Ended September 30, 2015
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With an allowance recorded:
Residential real estate	$521	$529	$63
Construction real estate	93	93	2
Commercial real estate	2,373	2,390	320
	2,987	3,012	385
With no allowance recorded:
Residential real estate	664	817	—
Commercial real estate	1,442	1,502	—
	2,106	2,319	—
Total:
Residential real estate	1,185	1,346	63	$935	$10	$878	$24
Construction real estate	93	93	2	94	1	179	18
Commercial real estate	3,815	3,892	320	3,947	46	3,630	151
Commercial	—	—	—	—	—	31	—
Total	$5,093	$5,331	$385	$4,976	$57	$4,718	$193
____________________

(1)	Does not reflect government guaranties on impaired loans as of September 30, 2015 totaling $238 thousand.

The following table provides information with respect to impaired loans by class of loan as of and for the three and nine months ended September 30, 2014:

	As of September 30, 2014			For The Three Months Ended September 30, 2014		For The Nine Months Ended September 30, 2014
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Total:
Residential real estate	$960	$1,152	$71	$802	$3	$769	$13
Construction real estate	298	321	—	300	3	324	11
Commercial real estate	3,405	3,459	139	3,816	70	4,021	157
Commercial	93	93	—	96	2	102	6
Total	$4,756	$5,025	$210	$5,014	$78	$5,216	$187
____________________

(1)	Does not reflect government guaranties on impaired loans as of September 30, 2014 totaling $244 thousand.

Union Bankshares, Inc. Page 18

The following table provides information with respect to impaired loans as of December 31, 2014:

	December 31, 2014
	Recorded Investment (1)	Principal Balance (1)	Related Allowance
	(Dollars in thousands)
With an allowance recorded:
Residential real estate	$537	$546	$73
Commercial real estate	2,127	2,136	70
	2,664	2,682	143
With no allowance recorded:
Residential real estate	413	602	—
Construction real estate	275	298	—
Commercial real estate	1,205	1,256	—
Commercial	123	172	—
	2,016	2,328	—

Total:
Residential real estate	950	1,148	73
Construction real estate	275	298	—
Commercial real estate	3,332	3,392	70
Commercial	123	172	—
Total	$4,680	$5,010	$143
____________________

(1)	Does not reflect government guaranties on impaired loans as of December 31, 2014 totaling $244 thousand.

The following is a summary of TDR loans by class of loan as of the balance sheet dates:

	September 30, 2015		December 31, 2014
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
Residential real estate	10	$1,185	5	$704
Construction real estate	1	93	3	276
Commercial real estate	5	962	3	711
Total	16	$2,240	11	$1,691
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

Union Bankshares, Inc. Page 19

The following table provides new TDR activity for the three and nine months ended September 30, 2015:

	New TDRs During the			New TDRs During the
	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Residential real estate	5	$504	$511	5	$504	$511
Commercial real estate	—	—	—	2	281	281

The following table provides new TDR activity for the three and nine months ended September 30, 2014:

	New TDRs During the			New TDRs During the
	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Residential real estate	1	$325	$325	1	$325	$325
Commercial real estate	—	—	—	2	1,018	1,068

There were no TDR loans modified within the previous twelve months that had subsequently defaulted during the three and nine month periods ended September 30, 2015 or September 30, 2014. TDR loans are considered defaulted at 90 days past due.

At September 30, 2015 and December 31, 2014, the Company was not committed to lend any additional funds to borrowers whose loans were nonperforming, impaired or restructured.

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

Net periodic pension benefit for the three and nine months ended September 30 consisted of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Service cost	$—	$—	$—	$—
Interest cost on projected benefit obligation	170	189	510	575
Expected return on plan assets	(286)	(298)	(858)	(902)
Amortization of prior service cost	—	—	—	—
Amortization of net loss	14	—	42	—
Net periodic benefit	$(102)	$(109)	$(306)	$(327)

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

As of the balance sheet dates, the components of Accumulated OCI, net of tax, were:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Net unrealized gain on investment securities available-for-sale	$246	$192
Defined benefit pension plan net unrealized actuarial loss	(1,572)	(1,572)
Total	$(1,326)	$(1,380)

The following table discloses the tax effects allocated to each component of OCI for the three months ended September 30:

	Three Months Ended
	September 30, 2015			September 30, 2014
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
	(Dollars in thousands)
Investment securities available-for-sale:
Net unrealized holding gains (losses) arising during the period on investment securities available-for-sale	$453	$(154)	$299	$(53)	$18	$(35)
Reclassification adjustment for net gains on investment securities available-for-sale realized in net income	(41)	14	(27)	(234)	80	(154)
Total other comprehensive income (loss)	$412	$(140)	$272	$(287)	$98	$(189)

The following table discloses the tax effects allocated to each component of OCI for the nine months ended September 30:

	Nine Months Ended
	September 30, 2015			September 30, 2014
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
	(Dollars in thousands)
Investment securities available-for-sale:
Net unrealized holding gains arising during the period on investment securities available-for-sale	$122	$(41)	$81	$1,071	$(364)	$707
Reclassification adjustment for net gains on investment securities available-for-sale realized in net income	(41)	14	(27)	(296)	101	(195)
Total other comprehensive income	$81	$(27)	$54	$775	$(263)	$512

Union Bankshares, Inc. Page 21

The following table discloses information concerning the reclassification adjustments from OCI for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
Reclassification Adjustment Description	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014	Affected Line Item in Consolidated Statement of Income
	(Dollars in thousands)
Investment securities available-for-sale:
Net gains on investment securities available-for-sale	$(41)	$(234)	$(41)	$(296)	Net gains on sales of investment securities available-for-sale
Tax benefit	14	80	14	101	Provision for income taxes
Total reclassifications	$(27)	$(154)	$(27)	$(195)	Net income

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

Union Bankshares, Inc. Page 22

Assets measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
September 30, 2015:
Investment securities available-for-sale (market approach)
Debt securities:
U.S. Government-sponsored enterprises	$11,865	$—	$11,865	$—
Agency mortgage-backed	7,466	—	7,466	—
State and political subdivisions	18,580	—	18,580	—
Corporate	12,703	—	12,703	—
Total debt securities	50,614	—	50,614	—
Mutual funds	350	350	—	—
Total	$50,964	$350	$50,614	$—

December 31, 2014:
Investment securities available-for-sale (market approach)
Debt securities:
U.S. Government-sponsored enterprises	$15,441	$—	$15,441	$—
Agency mortgage-backed	6,593	—	6,593	—
State and political subdivisions	16,103	—	16,103	—
Corporate	7,275	—	7,275	—
Total debt securities	45,412	—	45,412	—
Mutual funds	337	337	—	—
Total	$45,749	$337	$45,412	$—

There were no significant transfers in or out of Levels 1 and 2 for the three and nine months ended September 30, 2015. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as impaired loans, HTM securities, MSRs and OREO, were not considered material at September 30, 2015 or December 31, 2014. The Company has not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.

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

Union Bankshares, Inc. Page 24

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	September 30, 2015
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$13,684	$13,684	$13,684	$—	$—
Interest bearing deposits in banks	12,753	12,771	—	12,771	—
Investment securities	56,181	56,141	350	55,791	—
Loans held for sale	7,256	7,436	—	7,436	—
Loans, net
Residential real estate	165,395	167,257	—	—	167,257
Construction real estate	36,846	36,638	—	—	36,638
Commercial real estate	217,317	220,990	—	—	220,990
Commercial	22,389	21,496	—	—	21,496
Consumer	4,221	4,746	—	—	4,746
Municipal	47,178	47,952	—	—	47,952
Accrued interest receivable	1,888	1,888	—	394	1,494
Nonmarketable equity securities	2,053	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$103,614	$103,614	$103,614	$—	$—
Interest bearing	308,946	308,947	—	308,947	—
Time	131,325	131,506	—	131,506	—
Borrowed funds
Short-term	11,404	11,403	11,403	—	—
Long-term	6,017	6,441	—	6,441	—
Accrued interest payable	172	172	—	172	—

Union Bankshares, Inc. Page 25

	December 31, 2014
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$41,744	$41,744	$41,744	$—	$—
Interest bearing deposits in banks	12,252	12,248	—	12,248	—
Investment securities	52,964	52,803	337	52,466	—
Loans held for sale	10,743	11,036	—	11,036	—
Loans, net
Residential real estate	164,267	166,780	—	—	166,780
Construction real estate	36,847	36,876	—	—	36,876
Commercial real estate	209,187	214,184	—	—	214,184
Commercial	20,459	19,859	—	—	19,859
Consumer	4,411	4,379	—	—	4,379
Municipal	40,468	39,743	—	—	39,743
Accrued interest receivable	1,854	1,854	—	312	1,542
Nonmarketable equity securities	2,053	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$90,385	$90,385	$90,385	$—	$—
Interest bearing	302,722	302,723	—	302,723	—
Time	158,957	159,104	—	159,104	—
Borrowed funds
Short-term	6,882	6,882	6,882	—	—
Long-term	8,236	8,773	—	8,773	—
Accrued interest payable	304	304	—	304	—
The carrying amounts in the preceding tables are included in the consolidated balance sheets under the applicable captions.

Note 12. Subsequent Events
Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with GAAP. Events occurring subsequent to September 30, 2015 have been evaluated as to their potential impact to the consolidated financial statements.

On October 21, 2015, the Company declared a regular quarterly cash dividend of $0.27 per share, payable November 9, 2015, to stockholders of record on October 31, 2015.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
GENERAL
The following discussion and analysis focuses on those factors that, in management's view, had a material effect on the financial position of the Company as of September 30, 2015 and December 31, 2014, and its results of operations for the three and nine

Union Bankshares, Inc. Page 26

months ended September 30, 2015 and 2014. This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company's Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of the Company's management, the interim unaudited data reflects all adjustments, consisting only of normal recurring adjustments and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim periods presented. Management is not aware of the occurrence of any events after September 30, 2015 which would materially affect the information presented.

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

Factors that may cause results or performance to differ materially from those expressed in forward-looking statements include, but are not limited to: (1) continuing general economic conditions and financial instability, either nationally, internationally, regionally or locally resulting from elevated unemployment rates, changes in monetary and fiscal policies, and adverse changes in the credit rating of U.S. government debt; (2) increased competitive pressures from tax-advantaged credit unions and other financial service providers in the Company's northern Vermont and New Hampshire market area or in the financial services industry generally, from increasing consolidation and integration of financial service providers, and from changes in technology and delivery systems; (3) interest rates change in such a way that continues to put pressure on the Company's margins, or result in lower fee income and lower gain on sale of real estate loans; (4) changes in laws or government rules, or the way in which courts or government agencies interpret or implement those laws or rules, that increase our costs of doing business or otherwise adversely affect the Company's business; (5) changes in federal or state tax policy; (6) the effect of federal and state health care reform efforts; (7) changes in the level of nonperforming assets and charge-offs; (8) changes in estimates of future reserve requirements based upon relevant regulatory and accounting requirements; (9) changes in information technology that require increased capital spending; (10) changes in consumer and business spending, borrowing and savings habits; (11) further changes to the regulations governing the calculation of the Company’s regulatory capital ratios; (12) the effect of and changes in the United States monetary and fiscal policies, including interest rate policies and regulation of the money supply by the FRB; (13) increased cyber security threats; and (14) the effect of national and state election results.

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

Union Bankshares, Inc. Page 27

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

OVERVIEW
The Company's net income was $2.05 million for the quarter ended September 30, 2015 compared to $2.13 million for the quarter ended September 30, 2014, a decrease of $76 thousand, or 3.6%. These results reflected a decrease in noninterest income of $176 thousand, or 6.5%, and an increase in noninterest expenses of $122 thousand, or 2.2%, partially offset by an increase in net interest income of $182 thousand, or 3.2%, and a decrease in the provision for income taxes of $40 thousand, or 6.5%.

Year to date earnings for 2015 were $6.0 million, or $1.33 per share, compared to $5.8 million, or $1.30 per share, for the same period in 2014, an increase of 2.4% year over year. Net interest income improved $299 thousand, or 1.8% and noninterest income increased $606 thousand, or 8.9%. These positive changes were partially offset by an increase in noninterest expense of $603 thousand, or 3.8%, an increase in the provision for loan losses of $100 thousand, or 33.3%, and an increase in the provision for income taxes of $60 thousand, or 3.8%.

Net loans and loans held for sale increased $14.2 million, or 2.9%, to $500.6 million, or 80.7% of total assets, at September 30, 2015, compared to $486.4 million, or 77.9% of total assets, at December 31, 2014. The increase is primarily attributable to growth in commercial real estate, commercial and municipal loans.

Deposits decreased $8.2 million, or 1.5%, from $552.1 million at December 31, 2014 to $543.9 million at September 30, 2015 primarily related to decreases in time deposits, partially offset by increases in non maturing deposits as it appears that customers may be shifting funds out of time deposits in anticipation of increases in rates.
The Company's total capital increased from $51.4 million at December 31, 2014 to $53.8 million at September 30, 2015. This increase primarily reflects net income of $6.0 million for the first nine months of 2015, less regular cash dividends paid of $3.6 million. (See Capital Resources on page 46.)

Union Bankshares, Inc. Page 28

The following unaudited per share information and key ratios depict several measurements of performance or financial condition for the three and nine months ended September 30, 2015 and 2014, respectively:

	Three Months Ended or At September 30,		Nine Months Ended or At September 30,
	2015	2014	2015	2014
Return on average assets (ROA) (1)	1.33%	1.42%	1.28%	1.31%
Return on average equity (1)	15.36%	16.31%	15.01%	15.15%
Net interest margin (1)(2)	4.21%	4.17%	4.10%	4.20%
Efficiency ratio (3)	65.97%	66.10%	66.00%	66.80%
Net interest spread (4)	4.12%	4.08%	4.01%	4.11%
Loan to deposit ratio	92.88%	91.72%	92.88%	91.72%
Net loan charge-offs to average loans not held for sale (1)	0.02%	—%	0.01%	0.05%
Allowance for loan losses to loans not held for sale (5)	1.01%	0.99%	1.01%	0.99%
Nonperforming assets to total assets (6)	0.46%	0.69%	0.46%	0.69%
Equity to assets	8.68%	8.74%	8.68%	8.74%
Total capital to risk weighted assets (7)	13.59%	13.78%	13.59%	13.78%
Book value per share	$12.07	$11.81	$12.07	$11.81
Earnings per share	$0.45	$0.47	$1.33	$1.30
Dividends paid per share	$0.27	$0.26	$0.81	$0.78
Dividend payout ratio (8)	60.00%	55.32%	60.90%	60.00%
____________________

(1)	Annualized.

(2)	The ratio of tax equivalent net interest income to average earning assets. See pages 30 and 31 for more information.

(3)	The ratio of noninterest expense to tax equivalent net interest income and noninterest income, excluding securities gains (losses).

(4)	The difference between the average rate earned on earning assets and the average rate paid on interest bearing liabilities. See pages 30 and 31for more information.

(5)
Calculation includes the net carrying amount of loans recorded at fair value from the 2011 Branch Acquisition as of September 30, 2015 ($7.7 million) and September 30, 2014 ($15.7 million). Excluding such loans, the allowance for loan losses to loans not purchased and not held for sale was 1.03% at September 30, 2015 and 1.02% at September 30, 2014.

(6)	Nonperforming assets are loans or investment securities that are in nonaccrual or 90 or more days past due as well as OREO or OAO.

(7)	The September 30, 2015 ratio is calculated under the Basel III capital rules that became effective for the Company and Union on January 1, 2015.

(8)	Cash dividends declared and paid per share divided by consolidated net income per share.

RESULTS OF OPERATIONS
Net Interest Income. The largest component of the Company’s operating income is net interest income, which is the difference between interest and dividend income received from interest earning assets and interest expense paid on interest bearing liabilities. The Company’s net interest income increased $182 thousand, or 3.2%, to $5.9 million for the three months ended September 30, 2015 from $5.7 million for the three months ended September 30, 2014. The net interest spread increased 4 bps to 4.12% for the third quarter of 2015, from 4.08% for the same period last year, despite a 2 bps drop in the average yield earned on interest earning assets from 4.54% for the three months ended September 30, 2014 to 4.52% for the three months ended September 30, 2015, primarily due to a decrease in the average yield on loans of 8 bps. The decline in the average yield on interest earning assets was more than offset by a decline of 6 bps in the average rate paid on interest bearing liabilities, from 0.46% for the third quarter of 2014 to 0.40% for the third quarter of 2015. The net interest margin for the third quarter of 2015 increased 4 bps to 4.21% from 4.17% for the third quarter of 2014. Although the cost of borrowed funds decreased 68 bps from September 30, 2014 to September 30, 2015, the prolonged low rate environment continues to put pressure on the Company's net interest spread and margin, as interest earning assets continue to reprice at lower rates while the cost of average non maturing deposits has remained flat period over period.
Yields Earned and Rates Paid. The following table shows for the periods indicated the total amount of income recorded from average interest earning assets, the related average tax equivalent yields, the interest expense associated with average interest

Union Bankshares, Inc. Page 29

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

	Three Months Ended September 30,
	2015			2014
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$8,123	$1	0.06%	$15,740	$6	0.13%
Interest bearing deposits in banks	12,922	43	1.33%	12,699	36	1.14%
Investment securities (1), (2)	57,847	351	2.76%	50,315	309	2.80%
Loans, net (1), (3)	495,678	5,962	4.89%	482,990	5,900	4.97%
Nonmarketable equity securities	2,053	16	3.16%	2,053	7	1.43%
Total interest earning assets (1)	576,623	6,373	4.52%	563,797	6,258	4.54%
Cash and due from banks	4,465			4,479
Premises and equipment	12,914			11,029
Other assets	21,274			17,470
Total assets	$615,276			$596,775
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$117,497	$23	0.08%	$115,280	$22	0.08%
Savings/money market accounts	187,777	81	0.17%	180,034	77	0.17%
Time deposits	132,348	271	0.81%	141,245	325	0.91%
Borrowed funds	21,621	86	1.55%	18,171	104	2.23%
Total interest bearing liabilities	459,243	461	0.40%	454,730	528	0.46%
Noninterest bearing deposits	99,126			86,496
Other liabilities	3,510			3,415
Total liabilities	561,879			544,641
Stockholders' equity	53,397			52,134
Total liabilities and stockholders’ equity	$615,276			$596,775
Net interest income		$5,912			$5,730
Net interest spread (1)			4.12%			4.08%
Net interest margin (1)			4.21%			4.17%

Union Bankshares, Inc. Page 30

	Nine Months Ended September 30,
	2015			2014
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$12,125	$13	0.14%	$13,482	$14	0.13%
Interest bearing deposits in banks	12,729	124	1.31%	14,762	120	1.09%
Investment securities (1), (2)	58,814	1,042	2.69%	50,919	908	2.70%
Loans, net (1), (3)	496,109	17,553	4.86%	475,414	17,490	5.04%
Nonmarketable equity securities	2,053	34	2.20%	2,053	22	1.45%
Total interest earning assets (1)	581,830	18,766	4.45%	556,630	18,554	4.59%
Cash and due from banks	4,555			4,495
Premises and equipment	12,553			10,920
Other assets	20,585			17,559
Total assets	$619,523			$589,604
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$116,576	$68	0.08%	$105,484	$60	0.08%
Savings/money market accounts	187,239	241	0.17%	180,657	239	0.18%
Time deposits	143,628	976	0.91%	146,617	1,018	0.93%
Borrowed funds	20,039	262	1.73%	16,894	317	2.48%
Total interest bearing liabilities	467,482	1,547	0.44%	449,652	1,634	0.48%
Noninterest bearing deposits	95,437			85,551
Other liabilities	3,729			3,272
Total liabilities	566,648			538,475
Stockholders' equity	52,875			51,129
Total liabilities and stockholders’ equity	$619,523			$589,604
Net interest income		$17,219			$16,920
Net interest spread (1)			4.01%			4.11%
Net interest margin (1)			4.10%			4.20%
__________________

(1)	Average yields reported on a tax equivalent basis using a marginal tax rate of 34%.

(2)	Average balances of investment securities are calculated on the amortized cost basis and include nonaccrual securities, if applicable.

(3)	Includes loans held for sale as well as nonaccrual loans, unamortized costs and unamortized premiums and is net of the allowance for loan losses.

Tax exempt interest income amounted to $436 thousand and $435 thousand for the three months ended September 30, 2015 and 2014, respectively, and $1.4 million and $1.2 million for the 2015 and 2014 nine month comparison periods, respectively. The following table presents the effect of tax exempt income on the calculation of net interest income, using a marginal tax rate of 34% for the 2015 and 2014 three and nine month comparison periods:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Net interest income as presented	$5,912	$5,730	$17,219	$16,920
Effect of tax-exempt interest
Investment securities	49	44	145	125
Loans	147	153	464	441
Net interest income, tax equivalent	$6,108	$5,927	$17,828	$17,486

Union Bankshares, Inc. Page 31

Rate/Volume Analysis. The following table describes the extent to which changes in average interest rates (on a fully tax-equivalent basis) and changes in volume of average interest earning assets and interest bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to:

•	changes in volume (change in volume multiplied by prior rate);

•	changes in rate (change in rate multiplied by prior volume); and

•	total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014 Increase/(Decrease) Due to Change In			Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014 Increase/(Decrease) Due to Change In
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$(3)	$(2)	$(5)	$(1)	$—	$(1)
Interest bearing deposits in banks	1	6	7	(18)	22	4
Investment securities	51	(9)	42	140	(6)	134
Loans, net	160	(98)	62	753	(690)	63
Nonmarketable equity securities	—	9	9	—	12	12
Total interest earning assets	$209	$(94)	$115	$874	$(662)	$212
Interest bearing liabilities:
Interest bearing checking accounts	$—	$1	$1	$7	$1	$8
Savings/money market accounts	3	1	4	8	(6)	2
Time deposits	(19)	(35)	(54)	(20)	(22)	(42)
Borrowed funds	17	(35)	(18)	51	(106)	(55)
Total interest bearing liabilities	$1	$(68)	$(67)	$46	$(133)	$(87)
Net change in net interest income	$208	$(26)	$182	$828	$(529)	$299

Three Months Ended September 30, 2015, Compared to Three Months Ended September 30, 2014

Interest and Dividend Income. The Company’s interest and dividend income increased $115 thousand for the third quarter amounting to $6.4 million for the three months ended September 30, 2015 versus $6.3 million for the three months ended September 30, 2014 due to an overall increase in average earning assets of $12.8 million, or 2.3%, to $576.6 million, from $563.8 million for the three months ended September 30, 2014. The positive effect on interest income resulting from the rise in the average volume of earning assets was partially offset by the lower rates earned on loans. Average loan volume approximated $495.7 million at an average yield of 4.89% for the three months ended September 30, 2015, up $12.7 million, or 2.6%, from an average volume of $483.0 million at an average yield of 4.97% for the three months ended September 30, 2014, with interest income on loans increasing $62 thousand, or 1.1%, compared to the third quarter of 2014.

The average balance of nonloan instruments increased $138 thousand, or 0.2%, with the average balance of investments increasing $7.5 million, or 15.0%, to $57.8 million for the quarter ended September 30, 2015, from $50.3 million for the quarter ended September 30, 2014, and the average balance of federal funds sold and overnight deposits decreasing $7.6 million, or 48.4%, to $8.1 million for the three months ended September 30, 2015, from $15.7 million for the three months ended September 30, 2014. The average balance in interest bearing deposits in banks for the quarter ended September 30, 2015 increased $223 thousand, or 1.8%, to $12.9 million versus $12.7 million for the 2014 comparison period. These changes in average volume combined with changes in yields resulted in an increase in interest income from average nonloan instruments of $53 thousand between periods.

Interest Expense. The Company’s interest expense decreased $67 thousand, or 12.7%, to $461 thousand for the three months ended September 30, 2015, from $528 thousand for the three months ended September 30, 2014, despite an increase of $4.5

Union Bankshares, Inc. Page 32

million, or 1.0%, in the average volume of interest bearing liabilities between periods. The decrease in expense was attributable to lower rates paid on time deposits and borrowed funds, reflecting the payoff of higher rate FHLB advances that were outstanding during the third quarter of 2014, as well as new lower rate short term advances obtained during the second quarter of 2015.

Interest expense on deposits decreased $49 thousand, or 11.6%, to $375 thousand for the quarter ended September 30, 2015, from $424 thousand for the quarter ended September 30, 2014, despite an increase of $1.1 million, or 0.2%, in the average balance of interest bearing deposits to $437.6 million for the quarter ended September 30, 2015, compared to $436.6 million for the same period last year. Average time deposits decreased $8.9 million, to $132.3 million for the three months ended September 30, 2015, from $141.2 million for the three months ended September 30, 2014 with the average rate paid on time deposits during the third quarter of 2015 decreasing 10 bps, to 0.81% from 0.91% for the third quarter of 2014. The average balances for savings and money market accounts increased $7.7 million, or 4.3%, to $187.8 million for the quarter ended September 30, 2015, from $180.0 million for the quarter ended September 30, 2014, while the average rate paid on these accounts did not change between periods. Average interest bearing checking accounts increased $2.2 million, or 1.9%, to $117.5 million for the three months ended September 30, 2015 from $115.3 million for the three months ended September 30, 2014, while the average rate paid on these accounts remained at 0.08% for the two comparison periods.

Interest expense on borrowed funds decreased $18 thousand, or 17.3%, to $86 thousand for the three months ended September 30, 2015, from $104 thousand for the three months ended September 30, 2014, despite an increase of $3.5 million, or 19.0%, in the average balance. Average borrowings from the FHLB increased $2.0 million for the quarter, average federal funds purchased increased $1.6 million, and average customer overnight collateralized repurchase sweeps increased $130 thousand. The net effect of the pay off of higher rate advances in prior periods and new, short term, low rate advances utilized during the third quarter of 2015, contributed to the decrease in the average rate paid on borrowings from 2.23% for the three months ended September 30, 2014 to 1.55% for the three months ended September 30, 2015.

Nine Months Ended September 30, 2015, Compared to Nine Months Ended September 30, 2014

Interest and Dividend Income. The Company’s interest and dividend income increased to $18.8 million for the nine months ended September 30, 2015 compared to $18.6 million for the same period last year, driven by an overall increase in average earning assets of $25.2 million, or 4.5%, to $581.8 million, from $556.6 million for the nine months ended September 30, 2014. However, the positive effect resulting from the rise in the average volume of earning assets was partially offset by the lower rates earned on loans. Average loan volume approximated $496.1 million at an average yield of 4.86% for the nine months ended September 30, 2015, up $20.7 million, or 4.4%, from an average volume of $475.4 million at an average yield of 5.04% for the nine months ended September 30, 2014. The positive impact of the increase in average total loan volume was almost entirely offset by a 18 bps decrease in average yield, resulting in interest income on loans remaining flat for the comparison periods.

The average balance of nonloan instruments increased $4.5 million, or 5.5%, with the average balance of investments increasing $7.9 million, or 15.5%, to $58.8 million for the nine months ended September 30, 2015, from $50.9 million for the nine months ended September 30, 2014 and the average balances of federal funds sold and overnight deposits increasing $1.4 million, or 10.1%, to $12.1 million for the nine months ended September 30, 2015, from $13.5 million for the nine months ended September 30, 2014. These increases were partially offset by a decrease in the average balance in interest bearing deposits in banks of $2.1 million, or 14.4%, to $12.7 million for the nine months ended September 30, 2015, versus $14.8 million for the 2014 comparison period. These combined changes in average volume and net increases in yields resulted in an increase in interest income from average nonloan instruments of $149 thousand between periods.

Interest Expense. The Company’s interest expense decreased $87 thousand, or 5.3%, for the nine month comparison period ended September 2015 compared to the same period for 2014, despite an increase of $17.8 million, or 4.0%, in the average volume of interest bearing liabilities between periods. The decrease in expense was attributable to lower rates paid on time deposits and the subsequent payoff of higher rate FHLB advances that were outstanding during the first nine months of 2014.

Interest expense on deposits decreased by $32 thousand, or 2.4%, to $1.29 million for the nine months ended September 30, 2015, from $1.32 million for the nine months ended September 30, 2014 despite an increase of $14.7 million, or 3.4%, in the average balance of interest bearing deposits, reflecting the overall growth in the franchise. Rates paid on interest bearing deposits have decreased slightly for the nine months of 2015 compared to 2014 as a result the current interest rate environment.

Interest expense on borrowed funds decreased $55 thousand, or 17.4%, to $262 thousand for the nine months ended September 30, 2015, from $317 thousand for the nine months ended September 30, 2014 despite an increase in average borrowed funds of $3.1 million, or 18.6%, to $20.0 million for the nine months ended September 30, 2015, compared to $16.9 million for the same period last year. Average customer overnight collateralized repurchase sweeps decreased $224 thousand for the comparable period, partially offset by an increase in average borrowings from the FHLB of $2.0 million. Despite the increase in average borrowings

Union Bankshares, Inc. Page 33

from the FHLB, higher rate advances had been paid off during 2014 while lower rate advances were taken subsequently in 2015, contributing to the decrease in the average rate paid on borrowings from 2.48% for the nine months ended September 30, 2014 to 1.73% for the nine months ended September 30, 2015.

Provision for Loan Losses. There was a $150 thousand and $400 thousand loan loss provision for the quarter and nine months ended September 30, 2015, respectively, compared to a $150 thousand and $300 thousand loan loss provision for the quarter and nine months ended September 30, 2014, respectively. The provision for the third quarter and the first nine months of 2015 was deemed appropriate by management based on the size and mix of the loan portfolio, the level of nonperforming loans, the results of the qualitative factor review and the outlook for future economic conditions. For further details, see FINANCIAL CONDITION Allowance for Loan Losses and Asset Quality below.

Noninterest Income. Noninterest income was $2.5 million, or 28.4% of total income for the three months ended September 30, 2015, compared to $2.7 million, or 30.2% of total income for the three months ended September 30, 2014 and $7.4 million, or 28.3% of total income for the nine months ended September 30, 2015 compared to $6.8 million, or 26.8% of total income for the nine months ended September 30, 2014. The following table sets forth the components of noninterest income and changes from 2014 to 2015:

	For The Three Months Ended September 30,				For The Nine Months Ended September 30,
	2015	2014	$ Variance	% Variance	2015	2014	$ Variance	% Variance
	(Dollars in thousands)
Trust income	$171	$183	$(12)	(6.6)	$538	$549	$(11)	(2.0)
Service fees	1,439	1,424	15	1.1	4,133	3,981	152	3.8
Net gains on sales of loans held for sale	700	653	47	7.2	2,214	1,594	620	38.9
Income from Company-owned life insurance	77	20	57	285.0	212	105	107	101.9
Gain on sale of OREO	25	127	(102)	(80.3)	28	134	(106)	(79.1)
Other income	80	68	12	17.6	228	129	99	76.7
Net gains on sales of investment securities AFS	41	234	(193)	82.5	41	296	(255)	86.1
Total noninterest income	$2,533	$2,709	$(176)	(6.5)	$7,394	$6,788	$606	8.9

The significant changes in noninterest income for the third quarter and nine months ended September 30, 2015 compared to the same periods of 2014 are described below:

•
Service fees. A new fee structure implemented on deposit accounts during the third quarter of 2014 increased service charges on deposit accounts approximately $24 thousand and $161 thousand for the three and nine month comparison periods, respectively. Loan servicing fees increased $6 thousand and $110 thousand for the three and nine month comparison periods, respectively, due to growth in the serviced loan portfolio. These increases were partially offset by decreases of $19 thousand and $54 thousand in debit card and ATM fees for the three and nine month comparison periods, respectively, and a decrease of $47 thousand overdraft fee income for the nine month period ended September 30, 2015.

•
Net gains on sales of loans held for sale. Continuing the Company's strategy to mitigate long-term interest rate risk, residential loans totaling $34.6 million were sold to the secondary market during the third quarter of 2015, versus residential loan sales of $30.2 million during the third quarter of 2014, with sales of $102.4 million the first nine months of 2015, versus sales of $72.7 million the first nine months of 2014. The increase in volume of loans sold for the three and nine months ended September 30, 2015 has resulted in an increase in the net gains on sales of loans as illustrated in the table above.

•
Income from Company-owned life insurance. The Company purchased $5.0 million of company-owned life insurance covering certain officers of Union during the first quarter of 2015. Income from the new policies was recorded starting in the first quarter of 2015, resulting in increased income for the three and nine months ended September 30, 2015 compared to the same periods in 2014.

•
Gain on sale of OREO. During the third quarter of 2014, the Company sold a commercial OREO property resulting in a gain on the sale of $127 thousand, compared to a gain of $25 thousand on the sale of a residential OREO property during the third quarter of 2015.

Union Bankshares, Inc. Page 34

•
Other income. The increase in other income for the three and nine months ended September 30, 2015 resulted from an increase in income from MSR, net of amortization, due to the increase in loan sales with servicing retained.

•	Net gains on sales of investment securities AFS. Sales of securities for the three and nine months ended September 30, 2014 were not repeated in 2015.

Noninterest Expense. Noninterest expense increased $122 thousand, or 2.2%, for the three months ended September 30, 2015 and increased $603 thousand, or 3.8%, for the nine months ended September 30, 2015 compared to the same periods in 2014. The following table sets forth the components of noninterest expense and changes between the three and nine month comparison periods of 2015 and 2014:

	For The Three Months Ended September 30,				For The Nine Months Ended September 30,
	2015	2014	$ Variance	% Variance	2015	2014	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$2,426	$2,253	$173	7.7	$7,080	$6,694	$386	5.8
Pension and employee benefits	739	692	47	6.8	2,242	2,062	180	8.7
Occupancy expense, net	293	272	21	7.7	986	906	80	8.8
Equipment expense	479	436	43	9.9	1,346	1,233	113	9.2
Expenses of OREO and other assets owned, net	6	12	(6)	(50.0)	54	34	20	58.8
Vermont franchise tax	136	127	9	7.1	402	378	24	6.3
FDIC insurance assessment	79	85	(6)	(7.1)	266	265	1	0.4
Equity in losses of affordable housing investments	118	164	(46)	(28.0)	365	492	(127)	(25.8)
Other expenses	1,398	1,511	(113)	(7.5)	3,879	3,953	(74)	(1.9)
Total noninterest expense	$5,674	$5,552	$122	2.2	$16,620	$16,017	$603	3.8
The significant changes in noninterest expense for the third quarter and nine months ended September 30, 2015 compared to the same periods of 2014 are described below:

•
Salaries and wages. The amount of commissions paid to mortgage loan originators increased $60 thousand and $155 thousand for the third quarter and nine months ended September 30, 2015, respectively. The increase also reflects normal annual salary increases, partially offset by a decrease in the deferral of salary expense due to accounting methods utilized to account for loan origination costs.

•
Pension and employee benefits. The cost of the Company's medical and dental plans increased $13 thousand and $83 thousand for the three and nine month comparison periods, respectively, as premium rates and dental claims increased between years. Payroll related taxes increased $11 thousand and $52 thousand for the three and nine month comparison periods, respectively.

•
Equipment expense. During the second quarter of 2015, Union completed a rollout of new computers for all employees as well as teller capture technology at branch locations. As a result, equipment depreciation increased $23 thousand and $43 thousand for the three and nine months ended September 30, 2015. Additionally, maintenance and service contract expenses increased $39 thousand and $91 thousand for the three and nine month comparison periods, respectively.

•
Equity in losses of affordable housing investments. In the fourth quarter of 2014, the Company exited three limited partnerships that had reached the final year of tax credits and were near or at the end of the limited partnership compliance period. This resulted in a decrease in the provision for undistributed net losses recognized between years.

•
Other expenses. Expenses decreased for the three and nine month comparison periods primarily due to the non recurrence of a prepayment penalty in the amount of $256 thousand on the early payoff of a long-term FHLB advance during the third quarter of 2014. This decrease was partially offset by an increase in advertising and marketing expenses of $65 thousand and $107 thousand for the three and nine month comparison periods, respectively. Increases were also seen in ATM and Debit card expenses of $36 thousand and $51 thousand for the three and nine month comparison periods, respectively, as well as in other employment costs of $33 thousand and $27 thousand, respectively.

Union Bankshares, Inc. Page 35

Provision for Income Taxes. The Company has provided for current and deferred federal income taxes for the quarters and nine months ended September 30, 2015 and 2014. The Company's net provision for income taxes was $571 thousand and $1.6 million for the quarter and nine months ended September 30, 2015, respectively, compared to $611 thousand and $1.6 million for the same periods in 2014. The Company's effective tax rate was 21.8% and 21.6% for the quarter and nine months ended September 30, 2015, compared to an effective tax rate of 22.3% and 21.4% for the same periods in 2014.

FINANCIAL CONDITION

At September 30, 2015, the Company had total consolidated assets of $620.3 million, including gross loans and loans held for sale (total loans) of $505.2 million, deposits of $543.9 million and stockholders' equity of $53.8 million. The Company’s total assets at September 30, 2015 decreased $3.8 million, or 0.6%, from $624.1 million at December 31, 2014, but grew $17.6 million, or 2.9%, compared to September 30, 2014.

Net loans and loans held for sale increased a total of $14.2 million, or 2.9%, to $500.6 million, or 80.7% of total assets at September 30, 2015, compared to $486.4 million, or 77.9% of total assets at December 31, 2014. (See Loans Held for Sale and Loan Portfolio below.)

Total deposits decreased $8.2 million, or 1.5%, to $543.9 million at September 30, 2015, from $552.1 million at December 31, 2014. Noninterest bearing deposits increased $13.2 million, or 14.6%, from $90.4 million at December 31, 2014 to $103.6 million at September 30, 2015 and interest bearing deposits increased $6.2 million, or 2.1%, from $302.7 million at December 31, 2014 to $308.9 million at September 30, 2015. These increases were more than offset by a decrease of $27.6 million, or 17.4%, in time deposits from $159.0 million at December 31, 2014 to $131.3 million at September 30, 2015. (See average balances and rates in the Yields Earned and Rates Paid table on pages 30 and 31.)

Total borrowings increased $2.3 million, or 15.2%, at September 30, 2015, from $15.1 million at December 31, 2014 to $17.4 million at September 30, 2015. There was $4.9 million in fed funds purchased at September 30, 2015, while FHLB advances decreased $2.2 million, and customer overnight collateralized repurchase sweeps decreased $388 thousand between December 31, 2014 and September 30, 2015. (See Borrowings on page 41.)

Total stockholders’ equity increased $2.4 million to $53.8 million at September 30, 2015 from $51.4 million at December 31, 2014. This increase primarily reflects net income of $6.0 million for the first nine months of 2015, less regular cash dividends paid of $3.6 million. (See Capital Resources on page 46.)

Loans Held for Sale and Loan Portfolio. Total loans (including loans held for sale) increased $14.4 million, or 2.9%, to $505.2 million, representing 81.4% of assets at September 30, 2015, from $490.7 million, representing 78.6% of assets at December 31, 2014. The total loan portfolio at September 30, 2015 also increased compared to the September 30, 2014 level of $487.1 million, representing 80.8% of assets. The Company’s loans consist primarily of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Real estate secured loans represented $431.2 million, or 85.4% of total loans at September 30, 2015 and $425.2 million, or 86.7% of total loans at December 31, 2014. Although competition for good loans is strong, especially in the commercial sector, the Company has been able to originate loans to both current and new customers while maintaining credit quality. The composition of the Company’s loan portfolio remained relatively unchanged from December 31, 2014, and there was no material change in the Company’s lending programs or terms during the nine months ended September 30, 2015.

Union Bankshares, Inc. Page 36

The composition of the Company's loan portfolio as of September 30, 2015 and December 31, 2014 was as follows:

	September 30, 2015		December 31, 2014
Loan Class	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$166,597	33.0	$165,475	33.7
Construction real estate	37,293	7.4	37,258	7.6
Commercial real estate	220,017	43.6	211,710	43.1
Commercial	22,570	4.5	20,620	4.2
Consumer	4,242	0.8	4,435	0.9
Municipal	47,180	9.3	40,480	8.3
Loans held for sale	7,256	1.4	10,743	2.2
Total loans	505,155	100.0	490,721	100.0
Allowance for loan losses	(5,044)		(4,694)
Unamortized net loan costs	491		355
Net loans and loans held for sale	$500,602		$486,382
The Company originates and sells qualified residential mortgage loans in various secondary market avenues, with a majority of sales made to the FHLMC/Freddie Mac. At September 30, 2015, the Company serviced a $554.0 million residential real estate mortgage portfolio, of which $7.3 million was held for sale and approximately $380.1 million was serviced for unaffiliated third parties.

The Company sold $102.4 million of qualified residential real estate loans primarily originated during the first nine months of 2015 to the secondary market to mitigate long-term interest rate risk and to generate fee income, compared to sales of $72.7 million during the first nine months of 2014. The Company generally retains the servicing rights on sold residential mortgage loans. The Company originates and sells FHA, VA, and RD residential mortgage loans, and also has an Unconditional Direct Endorsement Approval from HUD which allows the Company to approve FHA loans originated in any of its Vermont or New Hampshire locations without needing prior HUD approval. The Company sells VA and FHA loans as originated with servicing released. Some of the government backed loans qualify for zero down payments without geographic or income restrictions. These loan products increase the Company's ability to serve the borrowing needs of residents in the communities we serve, including low and moderate income borrowers, while the government guaranty mitigates our exposure to credit risk.
The Company also originates commercial real estate and commercial loans under various SBA, USDA and State sponsored programs which provide a government agency guaranty for a portion of the loan amount. There was $5.0 million guaranteed under these various programs at September 30, 2015 on an aggregate balance of $6.3 million in subject loans. The Company occasionally sells the guaranteed portion of the loan to other financial concerns and retains servicing rights, which generates fee income. There were no commercial real estate loans sold in the first nine months of 2015 or 2014. The Company recognizes gains and losses on the sale of the principal portion of these loans as they occur.

The Company serviced $33.3 million of commercial and commercial real estate loans for unaffiliated third parties as of September 30, 2015. This includes $29.6 million of commercial or commercial real estate loans the Company has participated out to other financial institutions, in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.

The Company capitalizes servicing rights for all loans sold with servicing retained and recognizes gains and losses on the sale of the principal portion of these loans as they occur. The unamortized balance of servicing rights on loans sold with servicing retained was $1.5 million at September 30, 2015, with an estimated market value in excess of the carrying value as of such date. Management periodically evaluates and measures the servicing assets for impairment.

There were $20.5 million of residential real estate loans pledged to secure municipal deposits above the FDIC insurance coverage level as of September 30, 2015. Qualified residential first mortgage loans held by Union are eligible to be pledged as collateral for borrowings from the FHLB under a blanket lien.

Asset Quality. The Company, like all financial institutions, is exposed to certain credit risks, including those related to the value of the collateral that secures its loans and the ability of borrowers to repay their loans. Consistent application of the Company’s conservative loan policies has helped to mitigate this risk and has been prudent for both the Company and its customers. Renewed

Union Bankshares, Inc. Page 37

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
The following table shows the composition of nonperforming assets at the dates indicated and trends of certain ratios monitored by Company's management in reviewing asset quality:

	As of or for the nine months ended	As of or for the year ended	As of or for the nine months ended
	September 30, 2015	December 31, 2014	September 30, 2014
	(Dollars in thousands)
Nonaccrual loans	$2,313	$2,235	$2,126
Accruing loans 90+ days delinquent	472	2,344	1,735
Total nonperforming loans (1)	2,785	4,579	3,861
OREO	59	297	320
Total nonperforming assets	$2,844	$4,876	$4,181
Allowance for loan losses to loans not held for sale (2)	1.01%	0.98%	0.99%
Allowance for loan losses to nonperforming loans	181.11%	102.51%	123.23%
Nonperforming loans to total loans	0.55%	0.93%	0.79%
Nonperforming assets to total assets	0.46%	0.78%	0.69%
Delinquent loans (30 days to nonaccruing) to total loans	1.05%	2.20%	1.67%
Net charge-offs (annualized) to average loans not held for sale	0.01%	0.06%	0.05%
Loan loss provision to net charge-offs, year-to-date	799.81%	115.87%	158.73%
____________________

(1)
The Company had guarantees of U.S. or state government agencies on the above nonperforming loans totaling $346 thousand at September 30, 2015, $259 thousand at December 31, 2014, and $261 thousand at September 30, 2014.

(2)
Calculation includes the net carrying amount of loans recorded at fair value from the 2011 Branch Acquisition as of September 30, 2015 ($7.7 million), December 31, 2014 ($9.1 million) and September 30, 2014 ($15.7 million). Excluding such loans, the ALL to loans not purchased and not held for sale was 1.03% at September 30, 2015, 1.00% at December 31, 2014 and 1.02% at September 30, 2014.

The level of nonaccrual loans increased $78 thousand, or 3.5%, since December 31, 2014, and accruing loans delinquent 90 days or more decreased $1.9 million, or 79.9%, during the same time period. The percentage of nonperforming loans to total loans decreased from 0.93% to 0.55%. There were five residential real estate loans totaling $171 thousand in process of foreclosure at September 30, 2015 included in nonperforming loans. The aggregate interest income not recognized on nonaccrual loans amounted to approximately $1.2 million and $1.0 million as of September 30, 2015 and 2014, respectively and $1.1 million as of December 31, 2014.
At September 30, 2015, the Company had loans rated substandard that were on a performing status totaling $2.5 million, compared to $2.4 million at December 31, 2014. In management's view, substandard loans represent a higher degree of risk of becoming nonperforming loans in the future. The Company’s management is focused on the impact that the prolonged weak economy may have on its borrowers and closely monitors industry and geographic concentrations for evidence of financial problems. Improvement in local economic indicators has been identified over the past year. The unemployment rate has stabilized in Vermont and was at a 3.7% level for September 2015 compared to 4.4% for September 2014. The New Hampshire unemployment rate was 3.4% for September 2015 compared to 4.3% for September 2014. These rates compare favorably with the nationwide unemployment rate at 5.1% and 5.9% for the comparable periods. Management will continue to monitor the national, regional and local economic environment and its impact on unemployment, business failures and real estate values in the Company’s market area.
On occasion, the Company acquires residential or commercial real estate properties through or in lieu of loan foreclosure. These properties are held for sale and are initially recorded as OREO at fair value less estimated selling costs at the date of the Company’s acquisition of the property, with fair value based on an appraisal for more significant properties and on a broker’s price opinion

Union Bankshares, Inc. Page 38

for less significant properties. Holding costs and declines in the fair value of properties acquired are expensed as incurred. Declines in the fair value after acquisition of the property result in charges against income before tax. There were no such declines for the three months ended September 30, 2015 and 2014, or the nine months ended September 30, 2014, compared to a $29 thousand decline for the nine months ended September 30, 2015. The Company evaluates each OREO property at least quarterly for changes in the fair value. Further softening in the local real estate market would make the potential to recover all principal and related costs for OREO properties uncertain. The Company had one residential property totaling $59 thousand classified as OREO at September 30, 2015 and three residential properties totaling $297 thousand at December 31, 2014. There was no allowance for losses on OREO at September 30, 2015 and a $77 thousand allowance at December 31, 2014, which was netted out of the above values.
Allowance for Loan Losses. Some of the Company’s loan customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge off a portion or all of the remaining principal balance due. The Company maintains an ALL to absorb such losses. The ALL is maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio as of the evaluation date; however, actual loan losses may vary from current estimates. The Company's policy and methodologies for establishing the ALL, described in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, did not change during the first nine months of 2015.
Impaired loans, including $2.2 million of TDR loans, were $5.1 million at September 30, 2015, with government guaranties of $238 thousand and a specific reserve amount allocated of $385 thousand, which is estimated by management to represent the Company’s loss exposure. Impaired loans, including $1.7 million of TDR loans, at December 31, 2014 were $4.7 million, with government guaranties of $244 thousand and a specific reserve amount allocated of $143 thousand as of such date. Based on management's evaluation of the Company's historical loss experience on substandard commercial loans, commercial loans with balances greater than $500 thousand was established as the threshold for individual impairment evaluation with a specific reserve allocated when warranted. Commercial loans with balances under this threshold are collectively evaluated for impairment as a homogeneous pool of loans, unless such loans are subject to a restructuring agreement or have been identified as impaired as part of a larger customer relationship. The specific reserve amount allocated to individually identified impaired loans increased $242 thousand as a result of the September 30, 2015 impairment evaluation.
The following table reflects activity in the ALL for the nine month periods ended September 30, 2015 and 2014:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$4,919	$4,610	$4,694	$4,647
Charge-offs	(44)	(12)	(94)	(219)
Recoveries	19	10	44	30
Net charge-offs	(25)	(2)	(50)	(189)
Provision for loan losses	150	150	400	300
Balance at end of period	$5,044	$4,758	$5,044	$4,758
The following table (net of loans held for sale) shows the internal breakdown by risk component of the Company's ALL and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

	September 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$1,366	33.4	$1,330	34.5
Construction real estate	484	7.5	439	7.8
Commercial real estate	2,739	44.2	2,417	44.1
Commercial	203	4.5	176	4.3
Consumer	25	0.9	27	0.9
Municipal	49	9.5	42	8.4
Unallocated	178	—	263	—
Total	$5,044	100.0	$4,694	100.0

Union Bankshares, Inc. Page 39

Notwithstanding the categories shown in the table above, all funds in the ALL are available to absorb loan losses in the portfolio, regardless of loan category or specific allocation.

There were no changes to the reserve factors assigned to any of the loan portfolios based on the qualitative factor reviews performed during the first nine months of 2015, however, a sub-category of the construction real estate portfolio was established during the first quarter of 2015 for commercial real estate development loans, while in the construction phase of the projects, due to the volatility and increased risk identified within this portfolio. The reserve factor assigned to the construction real estate portfolio was increased 0.20% for the economic and business conditions component and 0.15% for the value of underlying collateral component for this commercial real estate development portion of the construction portfolio. Management of the Company believes, in its best estimate, that the ALL at September 30, 2015 is appropriate to cover probable credit losses inherent in the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the ALL at September 30, 2015. In addition, our banking regulators, as an integral part of their examination process, periodically review our ALL. Such agencies may require us to recognize adjustments to the ALL based on their judgments about information available to them at the time of their examination. A large adjustment to the ALL for losses in future periods may require increased provisions to replenish the ALL, which could negatively affect earnings. While the Company recognizes that economic slowdowns or financial and credit market turmoil may adversely impact its borrowers' financial performance and ultimately their ability to repay their loans, management continues to be cautiously optimistic about the collectability of the Company's loan portfolio.

Investment Activities. At September 30, 2015, investment securities classified as AFS totaled $51.0 million and securities classified as HTM totaled $5.2 million, or $56.2 million combined, comprising 9.1% of assets. Total investment securities increased $3.2 million, or 6.1%, from $53.0 million, or 8.5% of total assets at December 31, 2014. There was $5.1 million of investment securities pledged to secure various public deposits or customer repurchase agreements as of September 30, 2015, compared to $6.5 million at December 31, 2014. Net unrealized gains for the Company’s AFS investment securities portfolio were $373 thousand as of September 30, 2015, compared to net unrealized gains of $290 thousand as of December 31, 2014. Net unrealized gains of $246 thousand, net of income tax effect, were reflected in the Company’s accumulated OCI component of stockholders’ equity at September 30, 2015. Net unrealized losses in the Company's HTM investment securities portfolio were $43 thousand at September 30, 2015 compared to net unrealized losses of $161 thousand at December 31, 2014. No declines in value were deemed by management to be OTT at September 30, 2015. Deterioration in credit quality and/or imbalances in liquidity that may exist in the financial marketplace might adversely affect the fair values of the Company’s investment portfolio and the amount of gains or losses ultimately realized on the sale of such securities, and may also increase the potential that certain resulting unrealized losses will be designated as OTT in future periods, resulting in write-downs and charges to earnings.

Deposits. The following table shows information concerning the Company's average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the nine months ended September 30, 2015 and year ended December 31, 2014:

	Nine Months Ended September 30, 2015			Year Ended December 31, 2014
	Average Amount	Percent of Total Deposits	Average Rate	Average Amount	Percent of Total Deposits	Average Rate
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$95,437	17.6	—	$87,777	16.8	—
Interest bearing checking accounts	116,576	21.4	0.08%	109,944	21.0	0.08%
Money market accounts	100,508	18.5	0.19%	101,365	19.3	0.20%
Savings accounts	86,731	16.0	0.15%	79,150	15.1	0.14%
Total nontime deposits	399,252	73.5	0.10%	378,236	72.2	0.11%
Time deposits:
Less than $100,000	65,042	12.0	0.67%	70,131	13.4	0.74%
$100,000 and over	78,586	14.5	1.10%	75,519	14.4	1.09%
Total time deposits	143,628	26.5	0.91%	145,650	27.8	0.92%
Total deposits	$542,880	100.0	0.32%	$523,886	100.0	0.33%
The Company participates in CDARS, which permits the Company to either offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants or purchase deposits. There were $14.2 million of time deposits

Union Bankshares, Inc. Page 40

of $250,000 or less on the balance sheet at September 30, 2015 and $11.0 million at December 31, 2014, which were exchanged with other CDARS participants and are therefore considered for certain regulatory purposes to be “brokered” deposits. At September 30, 2015, $3.0 million of the Company’s CDARS deposits represented purchased deposits. There were no purchased deposits as of December 31, 2014.

The Company also participates in the ICS program, a service through which Union can offer its customers a savings product with access to unlimited FDIC insurance, while receiving reciprocal deposits from other banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of savings deposits through ICS provides full deposit insurance coverage for the customer, thereby helping Union retain the full amount of the deposit on its balance sheet. There were $2.1 million and $2.2 million in ICS money market deposits on the balance sheet at September 30, 2015 and December 31, 2014, respectively.

The following table provides a maturity distribution of the Company’s time deposits in amounts of $100,000 and over at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Within 3 months	$11,411	$5,491
3 to 6 months	8,083	56,097
6 to 12 months	36,719	15,664
Over 12 months	12,965	15,506
	$69,178	$92,758
In total, the Company’s time deposits in amounts of $100 thousand and over decreased $23.6 million, or 25.4%, between December 31, 2014 and September 30, 2015, and the average total balance increased from $75.5 million to $78.6 million. There was a change in each of the maturity time frames, especially the within 3 months, 3 to 6 months and 6 to 12 months categories. In Vermont, the fiscal year ends on June 30 for the majority of municipalities and school districts, with most of their time deposits maturing on that date, causing the majority of the swing between time periods.

During the first nine months of 2015, average total deposits grew $19.0 million, or 3.6%, compared to the year ended December 31, 2014, with growth in all categories except time deposits less than $100 thousand and money market accounts. Time deposits have trended towards short duration or migrated to nontime deposits because of the low interest rate environment and the perceived customer desire to be in a position to redeploy funds should there be a rise in interest rates. Time deposits at September 30, 2015 decreased $27.6 million, or 17.4%, from December 31, 2014 primarily as a result of normal seasonal fluctuations in municipal time deposit accounts.

A provision of the Dodd-Frank Act permanently raised FDIC deposit insurance coverage to $250 thousand per depositor per insured depository institution for each account ownership category. At September 30, 2015, the Company had deposit accounts with less than $250 thousand totaling $394.6 million, or 72.6% of its deposits, with FDIC insurance protection. An additional $23.5 million of municipal deposits were over the FDIC insurance coverage limit at September 30, 2015 and were collateralized by Union under applicable state regulations by investment securities or loans.

Borrowings. Total borrowed funds at September 30, 2015 were $17.4 million compared to $15.1 million at December 31, 2014, a net increase of $2.3 million, or 15.2%. The FHLB option advance borrowings were $11.0 million at September 30, 2015, at a weighted average rate of 2.60%, and $13.2 million at December 31, 2014, at a weighted average rate of 2.30%. The decrease in option advance borrowings reflects the maturity of a $5.0 million one year bullet advance and scheduled monthly payments of $219 thousand on long-term FHLB amortizing advances, partially offset by a $3.0 million three month bullet advance at 0.27% taken during the third quarter of 2015 for liquidity purposes. The Company also had $4.9 million in overnight federal funds purchased at a rate of 0.30% from FHLB at September 30, 2015, while there were no federal funds purchased at December 31, 2014. In addition, the Company had overnight secured customer repurchase agreement sweeps at September 30, 2015 of $1.5 million, at a weighted average rate of 0.25%, compared to $1.9 million, at a weighted average rate of 0.25% at December 31, 2014, a decrease of $388 thousand, or 20.6%. The volume of the overnight secured customer repurchase agreement sweeps is volatile and is a function of the customer's cash flow needs.

OTHER FINANCIAL CONSIDERATIONS
Market Risk and Interest Rate Risk. Market risk is the potential of loss in a financial instrument arising from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices, and equity prices. As of September 30, 2015, the Company did not have any market risk sensitive instruments acquired for trading purposes. The Company’s market risk arises primarily from interest rate risk inherent in its lending, investing, deposit taking and borrowing activities. Management of interest

Union Bankshares, Inc. Page 41

rate risk is an important component of our asset and liability management process, which is governed by established policies that are reviewed and approved annually. Our investment policy details the types of securities that may be purchased, and establishes portfolio limits and maturity limits for the various sectors. Our investment policy also establishes specific investment quality limits. The ALCO develops guidelines and strategies impacting our asset and liability management-related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. Members of the ALCO also manage the investment portfolio to maximize net interest income while mitigating market and interest rate risk.
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
An outside consultant is utilized to perform rate shocks of our balance sheet to assess our risk to earnings in different interest rate environments, and to perform a variety of other analyses. The consultant’s most recent analysis was as of September 30, 2015. The base simulation assumed no changes in rates, as well as 200 and 300 basis point rising interest rate scenarios which assume a parallel shift of the yield curve over a one-year period, and no growth assumptions. A summary of the results is as follows:

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

The net interest income simulation as of September 30, 2015 showed that the change in net interest income for the next 12 months from our expected or “most likely” forecast was as follows:

Rate Change	Percent Change in Net Interest Income Limit	Percent Change in Net Interest Income
Up 300 basis points	(21.00)%	7.7%
Up 200 basis points	(14.00)%	4.8%
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

Union Bankshares, Inc. Page 42

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

The following table details the contractual or notional amount of financial instruments that represented credit risk at the dates indicated:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Commitments to originate loans	$18,897	$27,538
Unused lines of credit	84,998	59,160
Standby and commercial letters of credit	1,514	1,725
Credit card arrangements	1,252	1,201
FHLB Mortgage Partnership Finance credit enhancement obligation, net	562	498
Commitment to purchase investment in a real estate limited partnership	980	—
Total	$108,203	$90,122
Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have a fixed expiration date or other termination clause and may require payment of a fee. Since many of the loan commitments are expected to expire without being drawn upon and not all credit lines will be utilized, the total commitment amounts do not necessarily represent future cash requirements. Lines of credit incur seasonal volume fluctuations due to the nature of some customers' businesses, such as tourism and maple syrup products production. The Company established an overdraft privilege program in the second quarter of 2015 in which qualifying customers were automatically assigned an overdraft limit of $400 or $1,000 for certain deposit accounts. The increase in unused lines of credit at September 30, 2015 from December 31, 2014 is primarily the result of the implementation of this program, with $11.0 million available at September 30, 2015 under this program. In addition, there was a $9.7 million increase in the available balance of residential and commercial real estate construction lines of credit at September 30, 2015 compared to December 31, 2014.
The Company did not hold derivative or hedging instruments at September 30, 2015 or December 31, 2014.
The Company’s subsidiary bank is required (as are all banks) to maintain vault cash or a noninterest bearing reserve balance as established by Federal Reserve regulations. The Bank’s average total required reserve for the 14 day maintenance period including September 30, 2015 was $773 thousand and for December 31, 2014 was $738 thousand, both of which were satisfied by vault cash.

Contractual Obligations. The Company and Union have various financial obligations, including contractual obligations that may require future cash payments. The following table presents, as of September 30, 2015, significant fixed and determinable contractual obligations to third parties:

September 30, 2015
(Dollars in thousands)
Operating lease commitments	$349
Contractual payments on borrowed funds (1)	17,421
Deposits without stated maturity (1) (2)	412,560
Certificates of deposit (1) (2)	131,325
Deferred compensation payouts	991
Total	$562,646
____________________

(1)	The amounts exclude interest payable.

(2)
While Union has a contractual obligation to depositors should they wish to withdraw all or some of the funds on deposit, management believes, based on historical analysis as well as current conditions in the financial markets, that the majority of these deposits will remain on deposit for the foreseeable future.

Union Bankshares, Inc. Page 43

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

Union Bankshares, Inc. Page 44

The following table shows the Company's rate sensitivity analysis as of September 30, 2015:

	Repriced within
	3 Months or Less	4 to 12 Months	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
	(Dollars in thousands, by repricing date)
Interest sensitive assets:
Overnight deposits	$9,186	$—	$—	$—	$—	$9,186
Interest bearing deposits in banks	747	2,889	3,986	4,044	1,087	12,753
Investment securities (1)(3)	11,139	3,102	10,318	6,345	24,927	55,831
Nonmarketable securities	—	—	—	—	2,053	2,053
Loans and loans held for sale (2)(3)	185,408	92,277	86,801	90,273	50,887	505,646
Total interest sensitive assets	$206,480	$98,268	$101,105	$100,662	$78,954	$585,469
Interest sensitive liabilities:
Time deposits	$45,825	$46,197	$33,107	$6,196	$—	$131,325
Money markets	19,383	—	—	—	83,014	102,397
Regular savings	19,016	—	—	—	70,530	89,546
Interest bearing checking	44,662	—	—	—	72,341	117,003
Borrowed funds	9,479	2,230	5,712	—	—	17,421
Total interest sensitive liabilities	$138,365	$48,427	$38,819	$6,196	$225,885	$457,692
Net interest rate sensitivity gap	$68,115	$49,841	$62,286	$94,466	$(146,931)	$127,777
Cumulative net interest rate sensitivity gap	$68,115	$117,956	$180,242	$274,708	$127,777
Cumulative net interest rate sensitivity gap as a percentage of total assets	11.0%	19.0%	29.1%	44.3%	20.6%
Cumulative net interest rate sensitivity gap as a percentage of total interest sensitive assets	11.6%	20.1%	30.8%	46.9%	21.8%
Cumulative net interest rate sensitivity gap as a percentage of total interest sensitive liabilities	14.9%	25.8%	39.4%	60.0%	27.9%
____________________

(1)	Investment securities exclude mutual funds shares with a fair value of $350 thousand that may be sold by the Company at any time.

(2)	Balances shown include deferred unamortized loan costs of $491 thousand.

(3)	Estimated repayment assumptions considered in Asset/Liability model.

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

As of September 30, 2015, Union, as a member of FHLB, had access to unused lines of credit up to $15.6 million over and above the $15.9 million term advances already drawn. These lines can be used for either short-or-long-term liquidity or other needs. In addition to its borrowing arrangements with the FHLB, Union maintains two pre-approved Federal Funds lines of credit totaling $12.0 million with two upstream correspondent banks, one-way buy options with CDARS and access to the Federal Reserve discount window, which would require pledging of qualified assets. There were no outstanding advances on the federal funds lines or at the discount window at September 30, 2015, and $3.0 million of purchased CDARS deposits as of such date.

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

Union Bankshares, Inc. Page 45

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

The total dollar value of the Company’s stockholders’ equity at September 30, 2015 of $53.8 million increased $2.4 million from $51.4 million at December 31, 2014, reflecting net income of $6.0 million for the first nine months of 2015, an increase of $29 thousand from stock based compensation, an increase of $54 thousand in accumulated OCI and a $53 thousand increase due to the issuance of 2,500 shares of common stock resulting from the exercise of 2,500 incentive stock options. These increases were partially offset by cash dividends paid of $3.6 million and stock repurchases of $91 thousand during the nine months ended September 30, 2015.

Union Bankshares, Inc. has 7,500,000 shares of $2.00 par value common stock authorized. As of September 30, 2015, the Company had 4,931,796 shares issued, of which 4,457,292 were outstanding and 474,504 were held in treasury.

In January 2015, the Company's Board reauthorized a limited stock repurchase program initially adopted in May 2010, which permits the repurchase of up to 2,500 shares of the Company's common stock each calendar quarter in open market purchases or privately negotiated transactions, as management deems advisable and as market conditions warrant. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase authorization expires on December 31, 2015, unless reauthorized. The Company repurchased 3,638 shares during the first nine months of 2015, of which 3,522 shares were pursuant to that authorization, at a total cost of $91 thousand.

Effective May 21, 2014 upon approval by the stockholders, the Company adopted the 2014 Equity Plan, which replaced the 2008 ISO Plan. Under the 2014 Equity Plan, 50,000 shares of the Company’s common stock (including approximately 25,000 unused shares from the 2008 ISO Plan) are available for equity awards of incentive stock options, nonqualified stock options, restricted stock and restricted stock units to eligible officers and (except for awards of incentive stock options) nonemployee directors. Shares available for issuance of awards under the 2014 Equity Plan consist of unissued shares of the Company’s common stock and/or shares held in treasury. There were 6,000 options granted under the 2014 Equity Plan in the fourth quarter of 2014 that will become exercisable in the fourth quarter of 2015. Unrecognized compensation cost related to the unvested stock options as of September 30, 2015 was $6 thousand.

The Company's 2008 ISO Plan was replaced by the 2014 Equity Plan. As of September 30, 2015, 5,000 options granted under the 2008 ISO Plan remained outstanding and exercisable, with the last of such options expiring in December 2020. All exercisable options were “in the money” at September 30, 2015.

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

Management believes that as of September 30, 2015, both companies met all capital adequacy requirements to which they are subject. As of September 30, 2015, the most recent calculation date, Union was categorized as well capitalized under the regulatory

Union Bankshares, Inc. Page 46

framework for prompt corrective action. The prompt corrective action capital category framework applies to FDIC insured depository institutions such as Union but does not apply directly to bank holding companies such as the Company. To be categorized as well capitalized, Union must maintain minimum total risk-based, Tier I risk-based, common equity Tier 1 risk based, and Tier I leverage ratios as set forth in the table below. As a bank holding company, the Company is subject to substantially similar capital adequacy requirements of the FRB. There were no conditions or events between September 30, 2015 and the date of this report that management believes have changed either Company’s regulatory capital category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital to risk weighted assets
Union	$57,139	13.53%	$33,785	8.00%	$42,231	10.00%
Company	57,578	13.59%	33,894	8.00%	N/A	N/A
Tier I capital to risk weighted assets
Union	$52,095	12.33%	$25,350	6.00%	$33,800	8.00%
Company	52,534	12.40%	25,420	6.00%	N/A	N/A
Common Equity Tier 1 to risk weighted assets
Union	$52,095	12.33%	$19,013	4.50%	$27,463	6.50%
Company	52,534	12.40%	19,065	4.50%	N/A	N/A
Tier I capital to average assets
Union	$52,095	8.53%	$24,429	4.00%	$30,536	5.00%
Company	52,534	8.59%	24,463	4.00%	N/A	N/A
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

A quarterly cash dividend of $0.27 per share was declared to stockholders of record on October 31, 2015, payable November 9, 2015. The dividend for the previous quarter was also $0.27 per share.

Regulatory Matters. The Company and Union are subject to periodic examinations by the various regulatory agencies. These examinations include, but are not limited to, procedures designed to review lending practices, risk management, credit quality, liquidity, compliance and capital adequacy. In October of 2015, the Vermont Department of Financial Regulation performed its regular, periodic regulatory examination of Union. Also, in January of 2015 the FRB performed its regular, periodic examination of the Company. During 2014, the FDIC performed a regular safety and soundness examination. No comments were received that would have a material adverse effect on the Company’s or Union’s liquidity, financial position, capital resources, or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Information called for by this item is incorporated by reference in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption OTHER FINANCIAL CONSIDERATIONS on pages 41-47.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2015. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company’s management,

Union Bankshares, Inc. Page 47

including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the quarter ended September 30, 2015, the Company did not issue any unregistered equity securities.
The following table summarizes repurchases of the Company's equity securities during the quarter ended September 30, 2015:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Program
July 2015	—	—	—	2,500
August 2015	2,542	$25.56	2,500	—
September 2015	19	$25.45	—	—
__________________

(1)
Repurchases with respect to 2,500 shares, shown in the table, were made pursuant to an informal stock repurchase program initially adopted on May 19, 2010 under which the Company may repurchase up to 2,500 shares of its common stock each calendar quarter, in open market or privately negotiated transactions. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The program was reauthorized most recently in January 2015 and will expire on December 31, 2015, unless reauthorized. Repurchases with respect to 61 shares were made pursuant to approval by the Company's Board of Directors outside of the stock repurchase program.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the third quarters and nine months ended September 30, 2015 and 2014, (iii) the unaudited consolidated statements of comprehensive income for the third quarters and nine months ended September 30, 2015 and 2014, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

Union Bankshares, Inc.

November 10, 2015	/s/ David S. Silverman
David S. Silverman
Director, President and Chief Executive Officer

November 10, 2015	/s/ Karyn J. Hale
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the third quarters and nine months ended September 30, 2015 and 2014, (iii) the unaudited consolidated statements of comprehensive income for the third quarters and nine months ended September 30, 2015 and 2014, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

____________________

*
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Union Bankshares, Inc. Page 49