Form 10-Q/A
period 2015-06-30
UNION BANKSHARES INC
filed 2016-02-29
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 2

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

Explanatory Note: The sole purpose of this Amendment No. 2 is to provide the certification exhibits inadvertently omitted from Amendment No. 1 to the Company's June 30, 2015 Quarterly Report on Form 10-Q which provided disclosures under Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, regarding the exercise of stock options during the quarter ended June 30, 2015.

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

Union Bankshares, Inc.

February 29, 2016	/s/ David S. Silverman
David S. Silverman
Director, President and Chief Executive Officer

February 29, 2016	/s/ Karyn J. Hale
Karyn J. Hale
Chief Financial Officer
(Principal Financial Officer)