Form 10-Q/A
period 2015-09-30
UNION BANKSHARES INC
filed 2016-02-29
CIK 706863

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

Explanatory Note: The Company's September 30, 2015 Quarterly Report on Form 10-Q is being amended to disclose Part II, Item 1A, Risk Factors.

PART II  OTHER INFORMATION

Item 1A. Risk Factors
In addition to the other information set forth in this report, please read the factors discussed below which could materially adversely affect our business, financial condition and operating results. These risks are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.
Our loans are concentrated in certain areas of Vermont and New Hampshire and adverse conditions in those markets could adversely affect our operations.
We are exposed to real estate and economic factors throughout Vermont and New Hampshire. Further, because a substantial portion of our loan portfolio is secured by real estate in Vermont and New Hampshire, the value of the associated collateral is subject to real estate market conditions in those states and in the northern New England region more generally. Adverse economic, political and business developments or natural hazards may affect these areas and the ability of property owners in these areas to make payments of principal and interest on the underlying mortgages. If these areas experience adverse economic, political or business conditions, or significant natural hazards, we would likely experience higher rates of loss and delinquency on our loan portfolio than if the portfolio were more geographically diverse.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.
We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. On a quarterly basis the allowance for loan loss is presented to Union's Board of Directors for discussion, review, and approval. We rely on our loan reviews, our experience, and our evaluation of economic conditions, among other factors, in determining the amount of the allowance for loan losses. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover the losses we could experience, resulting in additions to our allowance and a related charge to our income. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, which may have a material adverse effect on our financial condition or results of operations.

Our commercial, commercial real estate and construction loan portfolio may expose us to increased credit risks.
At December 31, 2014, approximately 47% of our loan portfolio was comprised of commercial and commercial real estate loans. In general, commercial and commercial real estate loans historically pose greater credit risks than owner occupied residential mortgage loans.  The repayment of commercial real estate loans depends on the business and financial condition of borrowers. Economic events and changes in government regulations, which we and our borrowers cannot control or reliably predict, could have an adverse impact on the cash flows generated by properties securing our commercial real estate loans and on the values of the properties securing those loans. Repayment of commercial loans depends substantially on the borrowers’ underlying business, financial condition and cash flows.  Commercial loans are generally collateralized by equipment, inventory, accounts receivable and other fixed assets.  Compared to real estate, that type of collateral is more difficult to monitor, its value is harder to ascertain, it may depreciate more rapidly and it may not be as readily saleable if repossessed.

Sustained low interest rates and interest rate volatility may reduce our profitability.
Our consolidated earnings and financial condition are primarily dependent upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. Net interest income can be affected significantly by changes in market interest rates. In particular, changes in relative interest rates may reduce our net interest income as the difference between interest income and interest expense decreases. As a result, we have adopted asset and liability management policies to minimize the potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments and funding sources. However, there can be no assurance that a change in interest rates will not negatively impact our results of operations or financial condition. Because market interest rates may change by differing magnitudes and at different times, significant changes in interest rates over an extended period of time could reduce overall net interest income. An increase in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations, which could not only result in increased loan defaults, foreclosures and write-offs, but also necessitate further increases to our allowance for loan losses. Higher interest rates could also cause depositors to shift funds from accounts that have a comparatively lower cost, to accounts with a higher cost. If the cost of interest-bearing deposits increases at a rate greater than the yields on interest-earning assets, net interest income will be negatively affected.

We are subject to liquidity risk.
Liquidity risk is the risk of potential loss if we are unable to meet our funding requirements at a reasonable cost. Our liquidity could be impaired by an inability to access the capital markets or by unforeseen outflows of cash. This situation may arise due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects third parties or us.

We operate in a highly regulated environment and may be adversely affected by changes in laws, regulations and monetary policy.
We are subject to regulation and supervision by the FRB and Union Bank is subject to regulation and supervision by the FDIC and the Vermont Department of Financial Regulation (DFR). Federal and state laws and regulations govern numerous matters affecting us, including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and sound financial condition, permissible types, amounts and terms of loans and investments, permissible nonbanking activities, the level of reserves against deposits and restrictions on dividend payments. The FDIC and the DFR possess the power to issue cease and desist orders against banks subject to their jurisdiction to prevent or remedy unsafe or unsound banking practices or violations of law, and the FRB possesses similar powers with respect to bank holding companies. These and other restrictions limit the manner in which we may conduct business and obtain financing.

We are also affected by the monetary policies of the FRB. Changes in monetary or legislative policies may affect the interest rates we must offer to attract deposits and the interest rates we must charge on our loans, as well as the manner in which we offer deposits and make loans. These monetary policies have had, and are expected to continue to have, significant effects on the operating results of depository institutions generally, including Union Bank.

The laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change. It is impossible to predict the competitive impact that any such changes would have on the banking and financial services industry in general or on our business in particular. Such changes may, among other things, increase the cost of doing business, limit permissible activities, or affect the competitive balance between banks and other financial institutions. The Dodd-Frank Act instituted major changes to the banking and financial institutions regulatory regimes in light of government intervention in the financial services sector. Other changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputational damage, which could have a material adverse effect on our business, financial condition, or results of operations.

Additional requirements imposed by the Dodd-Frank Act could adversely affect us.
The Dodd-Frank Act comprehensively reformed the regulation of financial institutions, products and services. Among other things, the Dodd-Frank Act established the CFPB as an independent bureau of the FRB. The CFPB has the authority to prescribe rules for all depository institutions governing the provision of consumer financial products and services, which may result in rules and regulations that reduce the profitability of such products and services or impose greater costs and restrictions on us and our subsidiaries. The Dodd-Frank Act also established new minimum mortgage underwriting standards for residential mortgages, and the regulatory agencies have focused on the examination and supervision of mortgage lending and servicing activities.

The CFPB’s qualified mortgage rule, or “QM Rule,” became effective on January 10, 2014. The QM Rule requires mortgage lenders, prior to originating most residential mortgage loans, to make a determination of a borrower’s ability to repay the loan and establishes protections from liability under this requirement for so-called “qualified mortgages” that meet certain heightened criteria. If a mortgage lender does not appropriately establish a borrower’s ability to repay the loan, the borrower may be able to assert against the originator of the loan or any subsequent transferee, as a defense to foreclosure by way of recoupment or setoff, a violation of the ability-to-repay requirement. Loans that meet the definition of “qualified mortgage” will be presumed to have complied with the ability-to-repay standard. The QM Rule and related ability-to-repay requirements and similar rules could limit Union's ability to make certain types of loans or loans to certain borrowers, or could make it more expensive and time-consuming to make these loans, which could limit the Bank’s growth or profitability.

Current and future legal and regulatory requirements, restrictions, and regulations, including those imposed under the Dodd-Frank Act, may adversely impact our profitability and may have a material and adverse effect on our business, financial condition, or results of operations; may require us to invest significant management attention and resources to evaluate and make any changes required by the legislation and related regulations; and may make it more difficult for us to attract and retain qualified executive officers and employees.

We may become subject to more stringent capital requirements.
The federal banking agencies issued a joint final rule, or the “Final Capital Rule,” that implemented the Basel III capital standards and established the minimum capital levels required under the Dodd-Frank Act which became effective as of January 1, 2015. The Final Capital Rule established a minimum common equity Tier I capital ratio of 6.5% of risk-weighted assets for a “well capitalized” institution and increased the minimum Tier I capital ratio for a “well capitalized” institution from 6.0% to 8.0%. Additionally, subject to a transition period, the Final Capital Rule requires an institution to maintain a 2.5% common equity Tier I capital conservation buffer over the 6.5% minimum risk-based capital requirement for “adequately capitalized” institutions, or face restrictions on the ability to pay dividends or discretionary bonuses, and engage in share repurchases. The Final Capital Rule increased the required capital for certain categories of assets, including high-volatility construction real estate loans and certain exposures related to securitizations; however, the Final Capital Rule retained the current capital treatment of residential mortgages. Under the Final Capital Rule, we made a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. If we had not made this election, unrealized gains and losses would be included in the calculation of our regulatory capital. Further increases in capital requirements may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition.

We may incur fines, penalties and other negative consequences from regulatory violations, possibly even inadvertent or unintentional violations.
We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations. However, some legal/regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there was in place at the time systems and procedures designed to ensure compliance. For example, we are subject to regulations issued by the Office of Foreign Assets Control, or “OFAC,” that prohibit financial institutions from participating in the transfer of property belonging to the governments of certain foreign countries and designated nationals of those countries and certain other persons or entities whose interest in property is blocked by OFAC-administered sanctions. OFAC may impose penalties for inadvertent or unintentional violations even if reasonable processes are in place to prevent the violations. There may be other negative consequences resulting from a finding of noncompliance, including restrictions on certain activities. Such a finding may also damage our reputation as described below and could restrict the ability of institutional investment managers to invest in our securities.

We face significant legal risks, both from regulatory investigations and proceedings and from private actions brought against us.
From time to time we are named as a defendant or are otherwise involved in various legal proceedings. There is no assurance that litigation with private parties will not increase in the future. Future actions against us may result in judgments, settlements, fines, penalties or other results adverse to us, which could materially adversely affect our business, financial condition or results of operations, or cause serious reputational harm to us. As a participant in the financial services industry, we are exposed to a high level of litigation related to our businesses and operations. Although we maintain insurance, the scope of this coverage may not provide us with full, or even partial, coverage in any particular case. As a result, a judgment against us in any such litigation could have a material adverse effect on our financial condition and results of operation.

Our businesses and operations are also subject to increasing regulatory oversight and scrutiny, which could o regulatory investigations or enforcement actions. These and other initiatives from federal and state officials could t us to judgments, settlements, fines or penalties, or cause us to be required to restructure our operations and activities, all of which could lead to reputational issues, or higher operational costs, thereby reducing our revenue.

Our financial condition and results of operations have been adversely affected, and may continue to be adversely affected, by general market and economic conditions.
We have been, and continue to be, impacted by general business and economic conditions in the United States and, to a lesser extent, abroad.  These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, unemployment and the strength of the U.S. economy and the local economies in which we operate, all of which are beyond our control. Deterioration or continued weakness in any of these conditions could result in increases in loan delinquencies and nonperforming assets, decreases in loan collateral values, the value of our investment portfolio and demand for our products and services.

Competition in the local banking industry may impair our ability to attract and retain customers at current levels.
Competition in the markets in which we operate may limit our ability to attract and retain customers. In particular, we compete for loans, deposits and other financial products and services with local independent banks, thrift institutions, savings institutions, mortgage brokerage firms, credit unions, finance companies, trust companies, mutual funds, insurance companies and brokerage and investment banking firms operating locally as well as nationally. Additionally, banks and other financial institutions with larger capitalization, as well as financial intermediaries not subject to bank regulatory restrictions, have larger lending limits and are able to serve the credit and investment needs of larger customers. There is also increased competition by out-of-market competitors through the Internet. If we are unable to attract and retain customers, we may be unable to continue our loan growth and our results of operations and financial condition may otherwise be negatively impacted.

Prepayments of loans may negatively impact our business.
Generally, our customers may prepay the principal amount of their outstanding loans at any time. The speed at which such prepayments occur, as well as the size of such prepayments, are within our customers’ discretion. If customers prepay the principal amount of their loans, and we are unable to lend those funds to other borrowers or invest the funds at the same or higher interest rates, our interest income will be reduced. A significant reduction in interest income could have a negative impact on our results of operations and financial condition.

We may incur significant losses as a result of ineffective risk management processes and strategies.
We seek to monitor and control our risk exposure through a risk and control framework encompassing a variety of separate but complementary financial, credit, operational, compliance and legal reporting systems, internal controls, management review processes and other mechanisms. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application may not be effective and may not anticipate every economic and financial outcome in all market environments or the specifics and timing of such outcomes. Market conditions over the last several years have involved unprecedented dislocations and highlight the limitations inherent in using historical data to manage risk.

Environmental liability associated with our lending activities could result in losses.
In the course of business, we may acquire, through foreclosure, properties securing loans we have originated or purchased that are in default. Particularly in commercial real estate lending, there is a risk that material environmental violations could be discovered at these properties. In this event, we might be required to remedy these violations at the affected properties at our sole cost and expense. The cost of remedial action could substantially exceed the value of affected properties. We may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have an adverse effect on our financial condition and results of operations.

We face security risks, including denial of service attacks, hacking and identity theft that could result in the disclosure of confidential information, adversely affect our business or reputation and create significant legal and financial exposure.
We are subject to certain operational risks, including, but not limited to, data processing system failures and errors, inadequate or failed internal processes, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters. We depend upon data processing, software, communication, and information exchange on a variety of computing platforms and networks and over the internet, and we rely on the services of a variety of vendors to meet our data processing and communication needs. Despite instituted safeguards, we cannot be certain that all of our systems are entirely free from vulnerability to attack or other technological difficulties or failures. Information security risks have increased significantly due to the use of online, telephone and mobile banking channels by customers and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. Our technologies, systems, networks and our customers’ devices may be the target of, cyber-attacks, computer viruses, malicious code, phishing attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information, the theft of customer assets through fraudulent transactions or disruption of our or our customers’ or other third parties’ business operations. If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and we could be exposed to legal claims from customers.

We may be unable to attract and retain key personnel.
Our success depends, in large part, on our ability to attract and retain key personnel.  Competition for qualified personnel in the financial services industry can be intense and we may not be able to hire or retain the key personnel that we depend upon for success.  The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of the loss of their skills, knowledge of the markets in which we operate and years of industry experience, and because of the difficulty of promptly finding qualified replacement personnel.

We are subject to reputational risk.
We are dependent on our reputation within our market area, as a trusted and responsible financial company, for all aspects of our relationships with customers, employees, vendors, third-party service providers, and others, with whom we conduct business or potential future business. Our actual or perceived failure to (a) identify and address potential conflicts of interest, ethical issues, money-laundering, or privacy issues; (b) meet legal and regulatory requirements applicable to the Bank and to the Company; (c) maintain the privacy of customer and accompanying personal information; (d) maintain adequate record keeping; and (e) identify the legal, reputational, credit, liquidity and market risks inherent in our products could give rise to reputational risk that could cause harm to the Company and our business prospects. If we fail to address any of these issues in an appropriate manner, we could be subject to additional legal risks, which, in turn, could increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses. Our ability to attract and retain customers and employees could be adversely affected to the extent our reputation is damaged.

We may suffer losses as a result of operational risk or technical system failures.
The potential for operational risk exposure exists throughout our organization. Integral to our performance is the continued efficacy of our internal processes, systems, relationships with third parties and the associates and executives in our day-to-day and ongoing operations. Operational risk also encompasses the failure to implement strategic objectives in a successful, timely and cost-effective manner. Failure to properly manage operational risk subjects us to risks of loss that may vary in size, scale and scope, including loss of customers, operational or technical failures, unlawful tampering with our technical systems, ineffectiveness or exposure due to interruption in third party support, as well as the loss of key individuals or failure on the part of key individuals to perform properly. Although we seek to mitigate operational risk through a system of internal controls, losses from operational risk could take the form of explicit charges, increased operational costs, harm to our reputation or foregone opportunities.

We rely on other companies to provide key components of our business infrastructure.
Third party vendors provide key components of our business infrastructure such as internet connections, network access and core application processing. While we have selected these third party vendors carefully, we do not control their actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers or otherwise conduct our business efficiently and effectively. Replacing these third party vendors could also entail significant delay and expense.

We are a holding company and depend on Union Bank for dividends, distributions and other payments.
We are a legal entity that is separate and distinct from Union Bank. Our revenue (on a parent company only basis) is derived primarily from interest and dividends paid to us by Union Bank. Our right, and consequently the right of our shareholders, to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the subsidiary (including depositors, in the case of Union Bank), except to the extent that certain claims of Union in a creditor capacity may be recognized.

Our shareholders may not receive dividends on our common stock.
Holders of our common stock are entitled to receive dividends only when, as and if declared by our board of directors. Although we have historically declared cash dividends on our common stock, we are not required to do so and our board of directors may reduce or eliminate our common stock dividend in the future. The FRB has the authority to prohibit a bank holding company, such as us, from paying dividends if it deems such payment to be an unsafe or unsound practice. The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. Further, our ability to pay dividends would be restricted if we do not maintain a capital conservation buffer. A reduction or elimination of dividends could adversely affect the market price of our common stock.

Changes in accounting standards can be difficult to predict and can materially impact how we record and report our financial condition and results of operations.
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the FASB changes the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to anticipate and implement and can materially impact how we record and report our financial condition and results of operations. For example, the FASB’s current financial instruments project could, among other things, significantly change the way loan loss provisions are determined from an incurred loss model to an expected loss model.

Our financial statements are based in part on assumptions and estimates, which, if wrong, could cause unexpected losses in the future.
Pursuant to GAAP, we are required to use certain assumptions and estimates in preparing our financial statements, including in determining credit loss reserves, reserves related to litigation and the fair value of certain assets and liabilities, among other items. If assumptions or estimates underlying our financial statements are incorrect, we may experience material losses.

We may need to raise additional capital in the future and such capital may not be available when needed.
As a bank holding company, we are required by regulatory authorities to maintain adequate levels of capital to support our operations.  We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs.  Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance.  We cannot assure you that such capital will be available to us on acceptable terms or at all.  Our inability to raise sufficient additional capital on acceptable terms when needed could subject us to certain activity restrictions or to a variety of enforcement remedies available to the regulatory authorities, including limitations on our ability to pay dividends or pursue acquisitions, the issuance by regulatory authorities of a capital directive to increase capital and the termination of deposit insurance by the FDIC.

Certain provisions of our articles of incorporation may have an anti-takeover effect.
Provisions of our certificate of incorporation and bylaws and regulations and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our shareholders. The combination of these provisions may inhibit a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock.

Continued market volatility may impact our business and the value of our common stock.
Our business performance and the trading price of shares of our common stock may be affected by many factors affecting financial institutions, including volatility in the credit, mortgage and housing markets, the markets for securities relating to mortgages or housing, and the value of debt and mortgage-backed and other securities that we hold in our investment portfolio. Government action and legislation may also impact us and the value of our common stock. We cannot predict what impact, if any, volatility will have on our business or share price and for these and other reasons our shares of common stock may trade at a price lower than that at which they were purchased.

We may be required to write down goodwill and other identifiable intangible assets.
When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. At December 31, 2014, our goodwill and other identifiable intangible assets were approximately $3.3 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we would be required to write down the value of these assets to fair value. We conduct an annual review, or more frequently if events or circumstances warrant such, to determine whether goodwill is impaired. We recently completed our goodwill impairment analysis as of December 31, 2014 and concluded goodwill was not impaired. We conduct a review of our other intangible assets for impairment should events or circumstances warrant such. We cannot provide assurance that we will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our shareholders’ equity and financial results and may cause a decline in our stock price.

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