Form 10-K
period 2015-12-31
UNION BANKSHARES INC
filed 2016-03-15
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2015	Commission file number	001-15985
UNION BANKSHARES, INC.

VERMONT	03-0283552
P.O. BOX 667
20 LOWER MAIN STREET
MORRISVILLE, VT 05661-0667
Registrant's telephone number:   802-888-6600
Former name, former address and former fiscal year, if changed since last report: Not applicable
Securities registered pursuant to section 12(b) of the Act:

Common Stock, $2.00 par value	The NASDAQ Stock Market LLC
(Title of class)	(Exchanges registered on)
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
Yes [  ] No [X]
The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2015 was $100,700,918 based on the closing price on the NASDAQ Stock Market LLC on such date of $26.13 per share. For purposes of this calculation, all directors, executive officers, and named executives of the Registrant are assumed to be affiliates. Such assumption, however, shall not be deemed to be an admission of such status as to any such individual.

DOCUMENTS INCORPORATED BY REFERENCE
Specifically designated portions of the following documents are incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

Document	Part
Proxy Statement for the 2015 Annual Meeting of Shareholders	III

UNION BANKSHARES, INC.

____________________

(a)
The information required by Part III Items 10, 11, 12, 13 and 14 is incorporated herein by reference, in whole or in part, from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2016. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to specifically incorporate by reference the information referred to in Items 407(d)(1)-(3) of Regulation S-K.

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

Factors that may cause results or performance to differ materially from those expressed in forward-looking statements include, but are not limited to:

•	Continuing general economic conditions and financial instability, either nationally, internationally, regionally or locally;

•
Increased competitive pressures from tax-advantaged credit unions and other financial service providers in the Company's northern Vermont and New Hampshire market area or in the financial services industry generally, from increasing consolidation and integration of financial service providers, and from changes in technology and delivery systems;

•	Interest rates change in such a way that continues to put pressure on the Company's margins, or result in lower fee income and lower gain on sale of real estate loans;

•
Changes in laws or government rules, or the way in which courts or government agencies interpret or implement those laws or rules, that increase our costs of doing business or otherwise adversely affect the Company's business;

•	Changes in federal or state tax policy;

•	The effect of federal and state health care reform efforts;

•	Changes in the level of nonperforming assets and charge-offs;

•	Changes in estimates of future reserve requirements based upon relevant regulatory and accounting requirements;

•	Changes in information technology that require increased capital spending;

•	Changes in consumer and business spending, borrowing and savings habits;

•	Further changes to the regulations governing the calculation of the Company’s regulatory capital ratios; and

•	The effect of and changes in the United States monetary and fiscal policies, including interest rate policies and regulation of the money supply by the FRB.

PART I

Item 1.     Description of Business

Certain Definitions: Capitalized terms used in the following discussion and not otherwise defined below have the meanings assigned to them in Note 1 to the Company's audited consolidated financial statements contained in Part II, item 8, page 45 of this Annual Report.

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

Employees: The Company itself does not have any paid employees. As of December 31, 2015, Union employed 188 full time equivalent employees. Union employees are not represented by any collective bargaining group. Union maintains comprehensive employee benefit programs for its employees, including medical and dental insurance, long-term and short-term disability insurance, life insurance, and a 401(k) plan. Management considers its employee relations to be good.

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

Consistent with the objective of the Company to serve the needs of individuals, businesses and others within the communities served, the Company seeks to concentrate its assets in loans. For the year ended December 31, 2015, the Company's rate of average loans to average deposits was 91.6%. To be consistent with the requirements of prudent banking practices, adequate levels of assets are invested in high-grade securities, FDIC insured certificates of deposits, or other prudent investment alternatives such as company-owned life insurance or investments in real estate limited partnerships for affordable housing. Deposits are the primary source of funds for use in lending, investing and for other general operating purposes. In addition we obtain funds from principal repayments, sales and prepayments of loans, securities and FDIC insured certificates of deposit. Other funding sources may include brokered deposits purchased through CDARS or other brokerage accounts, borrowings from the FHLB, correspondent banks or the Federal Reserve discount window.

Competition: The Company and Union face substantial competition for loans and deposits in northern Vermont and New Hampshire from local and regional commercial banks, savings banks, tax exempt credit unions, mortgage brokers, and financial services affiliates of bank holding companies, as well as from national financial service providers such as mutual funds, brokerage houses, insurance companies, consumer finance companies and internet banks. Within the Company's market area are branches of several commercial and savings banks that are substantially larger than Union. Union focuses on its community banking niche and on providing convenient locations, hours and modes of delivery to provide superior customer service. We have seen over the last few years, a trend by customers to turn to local community banks to fulfill their financial needs with organizations and people they know and trust. We are hopeful that this trend will continue. The Company seeks to capitalize upon the extensive business and personal contacts and relationships of its directors, Advisory Board members and officers to continue to develop the Company's customer base, as well as relying on director and Advisory Board referrals, officer-originated calling programs and customer and shareholder referrals.

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

The Company is also under the jurisdiction of the SEC for matters relating to the offer and sale of its securities as well as investor reporting requirements. The Company is subject to restrictions, reporting requirements, and review procedures under federal securities laws and regulations. The Company's common stock is listed on the NASDAQ Global Select Market under the trading symbol “UNB” and accordingly, the Company is subject to the rules of NASDAQ for listed companies.
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

While this legislation is focused principally on changes to the financial regulatory system, several corporate governance, disclosure and compensation provisions of the Dodd-Frank Act target public companies.  The corporate governance, disclosure and compensation provisions include:

•
A requirement that public companies solicit an advisory vote on executive compensation ("Say-on-Pay"), an advisory vote on the frequency of Say-on-Pay votes and, in the event of a merger or other extraordinary transaction, an advisory vote on certain "golden parachute" payments.  This provision became applicable for Union Bankshares in 2013.  At the 2013 annual meeting, the shareholders approved an advisory vote on the Company’s executive compensation and a three year frequency for future advisory votes. Accordingly, the Company's shareholders will again be voting on a Say-on-Pay proposal at the 2016 Annual meeting of shareholders.

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

•	A provision clarifying the SEC's authority to adopt rules requiring issuers to include in the proxy solicitations for shareholder nominations for directors.
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
Regulation of Union Bank
Deposit Insurance. As a member of the FDIC, the deposits of Union are permanently insured under the Deposit Insurance Fund (“DIF”) maintained by the FDIC up to $250,000 per ownership category. Under applicable federal laws and regulations, deposit insurance premium assessments to the DIF are based on a supervisory risk rating system, with the most favorably rated institutions paying the lowest premiums. Under this assessment system, risk is defined and measured using an institution's supervisory ratings, combined with certain other risk measures, including certain financial ratios and long-term debt issuer ratings. For the year ended December 31, 2015, the Bank's total FDIC insurance assessment expense was $345 thousand.

Brokered Deposits. The FDICIA restricts the ability of an FDIC insured bank to accept brokered deposits unless it is a well capitalized institution under FDICIA's prompt corrective action guidelines. Union accepts brokered time and money market deposits through primarily through its membership with the Promontory Interfinancial Network in CDARS and ICS, respectively. Additionally, Union has established an account with one of its approved investment brokers to accept brokered deposits as an approved liquidity source.

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

Federal Reserve Board Policies and Reserve Requirements. The monetary policies and regulations of the FRB have had a significant effect on the operating results of banks in the past and are expected to continue to do so in the future. FRB policies affect the levels of bank earnings on loans and investments and the levels of interest paid on bank deposits and borrowings through the Federal Reserve System's open-market operations in United States government securities, regulation of the discount rate and terms on bank borrowings from Federal Reserve Banks and regulation of nonearning reserve requirements. Regulation D promulgated by the FRB requires all depository institutions to maintain reserves against their transaction accounts (generally, demand deposits, NOW accounts and certain other types of accounts that permit payments or transfers to third parties) and nonpersonal nontime deposits (generally, money market deposit accounts or other savings deposits held by corporations or other depositors that are not natural persons, and certain types of time deposits), subject to certain exemptions. As of December 31, 2015, Union's reserve requirement was approximately $726 thousand, which was satisfied by vault cash.

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
Capital Adequacy and Safety and Soundness
Capital Adequacy Guidelines. The FDIC and other federal bank regulatory agencies have adopted a final rule revising their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 capital ratio with a minimum requirement of 4.5%, increases the minimum Tier 1 risk based ratio from 4.0% to 6.0%, and assigns a higher risk weight of 150% to exposures that are more than 90 days past due or in nonaccrual status as well as certain commercial real estate loans that finance the acquisition, development or construction of real property. The final rule also requires accumulated OCI be included for purposes of calculating regulatory capital unless a one time opt-out election was made during the first quarter of 2015. The Company and Union both made the election. The rule limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" of 2.5% above the minimum capital ratio requirements. The final rule became effective for the Company and Union on January 1, 2015. The 2.5% capital conservation buffer requirement will be phased in over a four-year period ending January 1, 2019. Please refer to Note 21(Regulatory Capital Requirements) to the Company's audited consolidated financial statements contained in Item 8 of this annual report on Form 10-K for the capital ratios for the Company and Union as of December 31, 2015 and December 31, 2014.

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

Consistent with the revisions to the capital adequacy rules of the federal banking regulators, effective January 1, 2015, the FDIC adopted conforming changes to its prompt corrective action regulations. These changes include a new common equity Tier 1 ratio requirement, with a required minimum ratio of 6.5% for well-capitalized status. The new regulations also increase the minimum ratio of Tier 1 capital to risk weighted assets for well-capitalized status to 8.0%, from the current 6.0%.

The various federal banking agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the Tier 1 Capital, Common Equity Tier 1 Capital, Total Capital and Leverage Ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations as in effect during 2015, a “well capitalized” institution must have a Tier 1 capital ratio of at least 8.0%, a Common Equity Tier 1 ratio of 6.5%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order.

At December 31, 2015, Union's Tier I and Total Risk Based Capital Ratios were 12.2% and 13.4% respectively, and its Leverage Capital Ratio was 8.5%, and it is considered well capitalized under applicable regulatory guidelines in effect as of such date. However, an increase in the amount of capital that the Company or Union must maintain in order to support a given level of assets would reduce the amount of leverage that our capital could support and increased volatility could be problematic. Our ability to increase our level of interest earning assets or to allocate those assets in the best manner to generate interest income may be adversely affected.

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

FDICIA also contains a variety of other provisions that may affect Union's operations, including reporting requirements, regulatory guidelines for real estate lending, “truth in savings” disclosure provisions, and the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch. Union is subject to §112 of FDICIA, which requires an additional annual reporting to the FDIC, FRB, and DFR regarding preparation of the annual financial statements, the maintenance of an internal control structure for financial reporting and compliance with certain designated banking laws, as well as imposition of increased responsibilities on the Company's external auditor and audit committee.
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
Consumer Protection Regulation
We are subject to a number of federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices, including the Equal Credit Opportunity Act, the Fair Housing Act, Home Ownership Protection Act, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”), GLBA, the Truth in Lending Act, CRA, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act and various state law counterparts. Union is also subject to laws and regulations to protect consumers in connection with their deposit or electronic transactions. These laws include the Truth in Savings Act, the Electronic Funds Transfer Act and the Expedited Funds Availability Act. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with customers when taking deposits, making loans, collecting loans and providing other services. Further, the Dodd-Frank Act established the CFPB, which has the responsibility for making rules and regulations under the federal consumer protection laws relating to financial products and services. The CFPB also has a broad mandate to prohibit unfair or deceptive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. The CFPB is charged with examining banks with assets in excess of $10 billion, while community banks continue to be examined by their primary regulator. This supervisory structure may lead to conflicting regulatory guidance for community banks versus larger banks and increase regulatory costs and burdens. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties.
Mortgage Reform. The Dodd-Frank Act prescribes certain standards that mortgage lenders must consider before making a residential mortgage loan, including verifying a borrower’s ability to repay such mortgage loan, and allows borrowers to assert violations of certain provisions of the Truth-in-Lending Act as a defense to foreclosure proceedings. Under the Dodd-Frank Act, prepayment penalties are prohibited for certain mortgage transactions and creditors are prohibited from financing credit life/disability insurance policies in connection with a residential mortgage loan or home equity line of credit. In addition, the Dodd-Frank Act prohibits mortgage originators from receiving compensation based on the terms of residential mortgage loans and generally limits the ability of a mortgage originator to be compensated by others if compensation is received from a consumer. The Dodd-Frank Act requires mortgage lenders to make additional disclosures prior to the extension of credit, in each billing statement, and for negative amortization loans and hybrid adjustable rate mortgages. Additionally, the CFPB published rules and forms that combined certain disclosures that consumers receive in connection with applying for and closing on a mortgage loan under the Truth in Lending Act (Regulation Z) and the Real Estate Settlement Procedures Act (Regulation X), also known as TRID. TRID established new disclosure timing requirements and applies to most closed-end consumer credit transactions secured by real property. Due to the complexity of the new rules, the CFPB allowed for a “hold harmless” period (through February 2016) for TRID compliance as long as an institution shows that they are doing their due diligence to comply with the regulation.
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

Interstate Banking. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 authorized an adequately capitalized and managed bank holding company to acquire banks based outside its home state, generally without regard to whether the state's law would permit the acquisition, and also authorized banks to merge across state lines thereby creating interstate branches. In addition, this Act authorized banks to acquire existing interstate branches (short of merger) or to establish new interstate branches. States were given the right, exercisable before June 1, 1997, to prohibit altogether or impose certain limitations on interstate mergers and the acquisition or establishment of interstate branches. The Dodd-Frank Act removed remaining state law impediments to de novo interstate branching. Although interstate banking and branching may result in increased competitive pressures in the markets in which the Company operates, interstate branching may also present competitive opportunities for locally-owned and managed banks, such as Union, that are familiar with the local markets and that emphasize personal service and prompt, local decision-making. The ability to branch interstate has also benefited Union, as it permitted the expansion of its banking operations into New Hampshire, with the conversion of its loan production office in Littleton to a full service branch in March of 2006, the May 2011 acquisition of three New Hampshire branches, and the opening of a full service branch in Lincoln, New Hampshire.

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

Taxing Authorities. The Company and Union are subject to income taxes at the Federal level and are individually subject to state taxation based on the laws of each state in which they operate. The Company and Union file a consolidated federal tax return with a calendar year end. The Company and Union have filed separate tax returns for each state jurisdiction affected for 2014 and will do the same for 2015. No tax return is currently being examined or audited by any taxing authority that the Company is aware of. The taxing authorities also regulate the information reporting requirements that Union is subject to which continue to increase and require resources to comply with.

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

The Company will also provide copies of its 2015 Annual Report on Form 10-K, free of charge, upon written request to its Treasurer at the Company's main address, PO Box 667, Morrisville, VT 05661-0667. Shareholder meeting materials for our 2016 annual meeting are available at www.materials.proxyvote.com/905400 no later than the date on which they are mailed to shareholders.

Item 1A. Risk Factors

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
At December 31, 2015, approximately 50% of our loan portfolio was comprised of commercial and commercial real estate loans. In general, commercial and commercial real estate loans historically pose greater credit risks than owner occupied residential mortgage loans.  The repayment of commercial real estate loans depends on the business and financial condition of borrowers. Economic events and changes in government regulations, which we and our borrowers cannot control or reliably predict, could have an adverse impact on the cash flows generated by properties securing our commercial real estate loans and on the values of the properties securing those loans. Repayment of commercial loans depends substantially on the borrowers’ underlying business, financial condition and cash flows.  Commercial loans are generally collateralized by equipment, inventory, accounts receivable and other fixed assets.  Compared to real estate, that type of collateral is more difficult to monitor, its value is harder to ascertain, it may depreciate more rapidly and it may not be as readily saleable if repossessed.

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
We are legal entity that is separate and distinct from Union Bank. Our revenue (on a parent company only basis) is derived primarily from interest and dividends paid to us by Union Bank. Our right, and consequently the right of our shareholders, to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the subsidiary (including depositors, in the case of Union Bank), except to the extent that certain claims of Union in a creditor capacity may be recognized.

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
When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. At December 31, 2015, our goodwill and other identifiable intangible assets were approximately $3.1 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we would be required to write down the value of these assets to fair value. We conduct an annual review, or more frequently if events or circumstances warrant such, to determine whether goodwill is impaired. We recently completed our goodwill impairment analysis as of December 31, 2015 and concluded goodwill was not impaired. We conduct a review of our other intangible assets for impairment should events or circumstances warrant such. We cannot provide assurance that we will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our shareholders’ equity and financial results and may cause a decline in our stock price.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

As of December 31, 2015, Union operated 12 community banking locations in Lamoille, Caledonia and Franklin counties of Vermont, five in Grafton and Coos counties of New Hampshire and loan centers in Newport and South Burlington, Vermont. In addition as of such date, Union also operated several ATMs in northern Vermont and New Hampshire. Union owns, free of encumbrances, fifteen of its branch locations and its headquarters and leases two branch locations, both loan center locations and certain ATM premises from third parties under terms and conditions considered by management to be favorable to Union. Also, Union currently owns a parcel of real estate in Vermont expected to be utilized for a future branch location. Union also owns or leases certain properties contiguous to its branch locations for staff and customer parking convenience.

Additional information relating to the Company's properties as of December 31, 2015, is set forth in Note 8 to the consolidated financial statements contained in Item 8 to this report.

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

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock and Dividends
The common stock of the Company is traded on the NASDAQ Global Select Market under the trading symbol "UNB". Quarterly stock prices and cash dividends per share paid for each quarterly period during the last two years were as follows:

	2015			2014
	High	Low	Dividends	High	Low	Dividends
First Quarter	$26.68	$23.75	$0.27	$24.75	$22.12	$0.26
Second Quarter	$28.06	$25.16	$0.27	$24.97	$22.93	$0.26
Third Quarter	$27.07	$25.50	$0.27	$25.88	$23.97	$0.26
Fourth Quarter	$28.05	$26.06	$0.27	$24.77	$23.00	$0.26
High and low stock prices are based upon closing price quotations as reported by NASDAQ. Prices of transactions between private parties may vary from the ranges quoted above.

On March 8, 2016, there were 4,458,372 shares of common stock outstanding held by 544 stockholders of record. The number of stockholders does not reflect the number of beneficial owners, including persons or entities who may hold the stock in nominee or “street name.” On January 20, 2016, Union Bankshares, Inc. declared a $0.27 per share regular quarterly cash dividend payable February 9, 2016 to stockholders of record on January 30, 2016. Although the Company currently pays quarterly cash dividens, future dividends will depend upon the financial condition and earnings of the Company and its subsidiary, its need for funds and other factors, including government regulations.

The Company normally pays regular quarterly cash dividends in February, May, August and November of each year. The Company has occasionally declared a special cash or stock dividend. The Company's Board will continue to manage dividends to be in line with long-term trends in earnings per share results and conservative earnings projections, while retaining sufficient profits to support capital strength, anticipated business growth, fund strategic investments and provide continued support for the Company's deposit taking and lending activities. Dividends paid by Union are the primary source of funds available to the Company for payment of dividends to its shareholders. Union is subject to certain requirements imposed by state and federal banking laws and regulations. These requirements, among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by Union to the Company.Future dividends are subject to the discretion of the Company's Board, cash needs, general business conditions, dividends from Union, and applicable governmental regulations and policies.

Repurchase of Common Stock
The following table summarizes repurchases of the Company's equity securities made during the quarter ended December 31, 2015:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Program (1)
October 2015	115	$25.06	115	2,385
November 2015	—	—	—	2,385
December 2015	—	—	—	2,385
__________________

(1)
All repurchases shown in the table were made pursuant to a discretionary stock repurchase program initially adopted on May 19, 2010 under which the Company may repurchase up to 2,500 shares of its common stock each calendar quarter, in open market or privately negotiated transactions. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The program was reauthorized most recently in January 2016, with an increase in the shares authorized for repurchase from 2,500 shares per quarter to 3,000 shares per quarter, and will expire on December 31, 2016, unless reauthorized. As of December 31, 2015 the Company had repurchased 13,541 shares under this program since its inception in 2010 for a total cost of $286 thousand.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding equity securities authorized for issuance under the Company's equity compensation plans is included in Part III, Item 12 of this report under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, and is incorporated herein by reference.

Five Year Performance Graph: The following graph illustrates the annual percentage change in the cumulative total shareholder return of the Company's common stock for the period December 31, 2010 through December 31, 2015. For purposes of comparison, the graph illustrates comparable shareholder returns of the SNL Bank $500M-$1B Index and the NASDAQ Composite Index. The graph assumes a $100 investment on December 31, 2010 in each case and measures the amount by which the market value, assuming reinvestment of dividends, has changed as of December 31, 2015.

	Period Ending
Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Union Bankshares, Inc.	100.00	110.25	119.05	146.88	158.22	193.61
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.40
SNL Bank $500M-$1B	100.00	87.98	112.79	146.26	160.46	181.11

The performance graph and related information furnished under Part II, Item 5 of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or “filed” with the SEC, nor subject to Exchange Act Regulations 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act. Such information shall not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act except to the extent that the Company specifically incorporates it by reference into such filing.

Item 6. Selected Financial Data
The selected financial data presented in the table below depicts several measurements of performance or financial condition over a period of time. The following information should be read in conjunction with the consolidated financial statements and related notes and with other financial data in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

	At or For The Years Ended December 31,
	2015	2014	2013	2012	2011
Financial Condition Data:
Investment securities	$59,327	$52,964	$45,492	$26,126	$46,954
Loans and loans held for sale	506,141	490,721	464,953	455,159	429,207
Allowance for loan losses	5,201	4,694	4,647	4,657	4,226
Total assets	628,879	624,063	585,443	577,256	552,751
Deposits	560,408	552,064	518,354	509,993	473,439
Borrowed funds	9,564	15,118	13,216	15,747	29,015
Stockholders' equity	53,568	51,434	49,820	45,046	40,339
Operating Data:
Interest and dividend income	$25,144	$24,852	$24,481	$25,028	$23,669
Interest expense	2,025	2,155	2,459	3,351	3,908
Net interest income	23,119	22,697	22,022	21,677	19,761
Provision for loan losses	550	345	305	660	775
Net interest income after provision for loan losses	22,569	22,352	21,717	21,017	18,986
Noninterest income	9,792	8,909	8,509	10,525	7,125
Noninterest expenses	22,304	21,594	21,229	23,035	19,773
Income before provision for income taxes	10,057	9,667	8,997	8,507	6,338
Provision for income taxes	2,179	1,973	1,862	1,663	1,119
Net income	$7,878	$7,694	$7,135	$6,844	$5,219
Ratios:
Return on average assets	1.27%	1.30%	1.25%	1.22%	1.04%
Return on average equity	14.80%	14.88%	15.46%	16.35%	12.47%
Net interest margin (1)	4.10%	4.17%	4.21%	4.27%	4.29%
Efficiency ratio (2)	66.25%	67.40%	68.04%	71.51%	72.61%
Net interest spread (3)	4.02%	4.08%	4.10%	4.14%	4.11%
Total loans to deposits ratio	90.32%	88.89%	89.70%	89.25%	90.66%
Net loan charge-offs to average loans not held for sale	0.01%	0.06%	0.07%	0.05%	0.08%
Allowance for loan losses to loans not held for sale (4)	1.04%	0.98%	1.01%	1.05%	1.00%
Nonperforming assets to total assets (5)	0.53%	0.78%	0.39%	0.73%	1.40%
Equity to assets	8.52%	8.24%	8.51%	7.80%	7.30%
Total capital to risk weighted assets (6)	13.42%	13.60%	13.28%	12.95%	12.17%
Per common share data:
Book value per common share	$12.02	$11.54	$11.17	$10.11	$9.05
Earnings per common share	$1.77	$1.73	$1.60	$1.54	$1.17
Dividends paid per common share	$1.08	$1.04	$1.01	$1.00	$1.00
Dividend payout ratio (7)	61.02%	60.12%	63.13%	64.94%	85.47%
____________________

(1)	The ratio of tax equivalent net interest income to average earning assets. See page 25 for more information.

(2)	The ratio of noninterest expense to tax equivalent net interest income and noninterest income, excluding securities gains (losses).

(3)	The difference between the average rate earned on earning assets and the average rate paid on interest bearing liabilities. See page 25 for more information.

(4)
Calculation includes the net carrying amount of loans recorded at fair value from the 2011 Branch Acquisition as of December 31, 2014 ($9.1 million), December 31, 2013 ($17.0 million), December 31, 2012 ($22.9 million) and December 31, 2011 ($27.9 million). Excluding such loans, the ALL to loans not purchased and not held for sale was 1.00% at December 31, 2014, 1.05% at December 31, 2013, 1.11% at December 31, 2012 and 1.07% at December 31, 2011. The net carrying amount of loans from the 2011 Branch Acquisition was $0 as of December 31, 2015.

(5)	Nonperforming assets are loans or investment securities that are in nonaccrual or 90 or more days past due as well as OREO or OAO.

(6)	The December 31, 2015 ratio is calculated under the Basel III capital rules that became effective for the Company and Union on January 1, 2015.

(7)	Cash dividends declared and paid per common share divided by consolidated net income per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following discussion and analysis by management focuses on those factors that, in management's view, had a material effect on the consolidated financial position of Union Bankshares, Inc. ("the Company," "our," "we," "us") and its subsidiary, Union Bank ("Union"), as of December 31, 2015 and 2014, and its results of operations for the years ended December 31, 2015, 2014 and 2013. This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The purpose of this presentation is to enhance overall financial disclosures and to provide information about historical financial performance and developing trends as a means to assess to what extent past performance can be used to evaluate the prospects for future performance. Management is not aware of the occurrence of any events after December 31, 2015 which would materially effect the information presented.

CERTAIN DEFINITIONS

Capitalized terms used in the following discussion and not otherwise defined below have the meanings assigned to them in Note 1 to the Company's audited consolidated financial statements contained in Part II, item 8, page 52 of this Annual Report.

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

The Company's defined benefit pension obligation and net periodic benefit costs are actuarially determined based on the following assumptions: discount rate, current and expected future return on plan assets, anticipated mortality rates, and Consumer Price Index rate. The determination of the defined benefit pension obligation and net periodic benefit cost is a critical accounting estimate as it requires the use of estimates and judgments related to the amount and timing of expected future cash outflows for benefit payments and cash inflows for maturities and returns on plan assets as well as Company contributions. Changes in estimates, assumptions and actual results could have a material impact on the Company's financial condition and/or results of operations.
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

OVERVIEW

The Company's net income was $7.9 million for 2015 compared to $7.7 million for 2014, an increase of $184 thousand, or 2.4%. These results reflected the effect of an increase in net interest income of $422 thousand, or 1.9%, and an increase in noninterest income of $883 thousand, or 9.9%, partially offset by an increase in noninterest expenses of $710 thousand, or 3.3%, an increase in the provision for loan losses of $205 thousand, or 59.4%, and an increase in the provision for income taxes of $206 thousand, or 10.4%.

Net loans and loans held for sale increased $15.1 million, or 3.1%, to $501.5 million, or 79.7% of total assets, at December 31, 2015, compared to $486.4 million, or 77.9% of total assets, at December 31, 2014. The increase is primarily attributable to growth in commercial real estate, construction and commercial loans.

Deposits increased $8.3 million, or 1.5%, from $552.1 million at December 31, 2014 to $560.4 million at December 31, 2015. The increase in deposits was primarily related to increases in non maturing deposits, partially offset by a decrease in time deposits.

The Company's total capital increased from $51.4 million at December 31, 2014 to $53.6 million at December 31, 2015. This increase primarily reflects net income of $7.9 million for 2015, less regular cash dividends paid of $4.8 million. (See Capital Resources on page 41.)

RESULTS OF OPERATIONS

For the year ended December 31, 2015, we reported net income of $7.9 million compared to $7.7 million for the year ended December 31, 2014, and $7.1 million for the year ended December 31, 2013. The primary components of these results, which include net interest income, provision for loan losses, noninterest income, noninterest expenses, and provision for income taxes are discussed below:

Net Interest Income. The largest component of the Company’s operating income is net interest income, which is the difference between interest and dividend income received from interest earning assets and the interest paid on interest bearing liabilities. Net interest income is affected by factors not limited to: changes in interest rates, loan and deposit pricing strategies, the volume and mix of interest earning assets and interest bearing liabilities, and the level of nonperforming assets. Net interest margin is calculated as net interest income on a fully tax equivalent basis as a percentage of average interest earning assets. The net interest margin for the years ended December 31, 2015, 2014, and 2013 was 4.10%, 4.17%, and 4.21%, respectively. The prolonged low rate environment continues to put pressure on the Company's net interest margin, as interest earning assets continue to reprice at lower rates while the ability to further adjust deposit rates downward from their current historically low levels is more limited.

2015 compared with 2014. Net interest income was $23.1 million on a fully tax equivalent basis for 2015, compared to $22.7 million for 2014, an increase of $422 thousand, or 1.9%. The increase in net interest income is reflective of 3.69% growth in average earning assets during 2015, partially offset by a 7 basis point decline in the net interest margin to 4.10% in 2015 compared to 4.17% in 2014. The increase in interest-earning assets was driven by growth in average loans of $20.1 million, or 4.20% compared to 2014. Customer deposits were primarily used to fund loan demand with an increase in average total deposits of $20.7 million, or 3.95% during 2015.

The yield on average interest earning assets decreased 10 basis points during 2015 compared to a 4 basis point decrease on the average cost of funds. Yield on interest earning assets averaged 4.45% in 2015 compared to 4.55% in 2014 as the loan portfolio yield continues to be impacted by the current low interest rate environment. The cost of funds averaged 0.43% in 2015 compared to 0.47% in 2014 as we continue to fund asset growth through customer deposits and short term borrowings at low interest rates. Our average cost of deposits, which continues to be our primary funding source, was 0.37% for 2015, representing a decrease of 3 basis points compared to 2014.

2014 compared with 2013. Net interest income was $22.7 million on a fully tax equivalent basis for 2014, compared to $22.0 million for 2013, an increase of $675 thousand, or 3.07%. The increase in net interest income is reflective of 4.28% growth in average earning assets during 2014, partially offset by a 4 basis point decline in the net interest margin to 4.17% in 2014 compared to 4.21% in 2013. The increase in interest earning assets was driven by growth in average investment securities of $15.9 million, or 44.66% and loans of $16.1 million, or 3.49% compared to 2013. As interest bearing deposits in banks matured during 2014 monies were reinvested in higher yielding investment securities. Customer deposits were primarily used to fund loan demand with an increase in average total deposits of $20.8 million, or 4.1% during 2014.

The yield on average interest earning assets decreased 11 basis points during 2014 compared to a 9 basis point decrease on the average cost of funds. Yield on interest earning assets averaged 4.55% in 2014 compared to 4.66% in 2013 as the investment and loan portfolio yields continued to be impacted by the low interest rate environment. The cost of funds averaged 0.47% in 2014 compared to 0.56% in 2013. Our average cost of deposits, which continues to be our primary funding source, was 0.46% for 2014, representing a decrease of 6 basis points compared to 2013.

The following table shows for the periods indicated the total amount of income recorded from average interest earning assets, the related average tax equivalent yields, the interest expense associated with average interest bearing liabilities, the related average rates paid, and the resulting tax equivalent net interest spread and margin:

	Years Ended December 31,
	2015			2014			2013
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$11,530	$15	0.13%	$16,033	$24	0.15%	$17,920	$32	0.18%
Interest bearing deposits in banks	12,749	169	1.32%	14,216	160	1.13%	21,371	226	1.06%
Investment securities (1), (2)	58,284	1,379	2.70%	51,630	1,222	2.69%	35,690	882	2.85%
Loans, net (1), (3)	498,644	23,531	4.84%	478,556	23,416	5.01%	462,438	23,334	5.16%
Nonmarketable equity securities	2,014	50	2.51%	2,053	30	1.45%	1,964	7	0.37%
Total interest earning assets (1)	583,221	25,144	4.45%	562,488	24,852	4.55%	539,383	24,481	4.66%
Cash and due from banks	4,600			4,513			4,573
Premises and equipment	12,657			11,047			10,465
Other assets	20,961			15,957			18,313
Total assets	$621,439			$594,005			$572,734
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$118,344	$94	0.08%	$109,944	$86	0.08%	$94,213	$85	0.09%
Savings/money market accounts	187,679	324	0.17%	180,515	316	0.18%	174,680	347	0.20%
Time deposits	141,581	1,264	0.89%	145,650	1,344	0.92%	150,497	1,511	1.00%
Borrowed funds	19,830	343	1.71%	16,778	409	2.41%	17,955	516	2.84%
Total interest bearing liabilities	467,434	2,025	0.43%	452,887	2,155	0.47%	437,345	2,459	0.56%
Noninterest bearing deposits	96,994			87,777			83,744
Other liabilities	3,765			1,644			5,483
Total liabilities	568,193			542,308			526,572
Stockholders' equity	53,246			51,697			46,162
Total liabilities and stockholders’ equity	$621,439			$594,005			$572,734
Net interest income		$23,119			$22,697			$22,022
Net interest spread (1)			4.02%			4.08%			4.10%
Net interest margin (1)			4.10%			4.17%			4.21%
____________________

(1)	Average yields reported on a tax equivalent basis using a marginal tax rate of 34%.

(2)	Average balances of investment securities are calculated on the amortized cost basis and include nonaccrual securities, if applicable.

(3)	Includes loans held for sale as well as nonaccrual loans, unamortized costs and premiums and is net of the ALL.

Tax exempt interest income amounted to $1.8 million for the year ended December 31, 2015, $1.6 million for year ended December 31, 2014 and $1.5 million for year ended December 31, 2013. The following table presents the effect of tax exempt income on the calculation of net interest income, using a marginal tax rate of 34% for all years:

	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Net interest income as presented	$23,119	$22,697	$22,022
Effect of tax-exempt interest
Investment securities	196	170	135
Loans	615	576	530
Net interest income, tax equivalent	$23,930	$23,443	$22,687

Rate/Volume Analysis. The following table describes the extent to which changes in average interest rates (on a fully tax equivalent basis) and changes in volume of average interest earning assets and interest bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to:

•	changes in volume (change in volume multiplied by prior rate);

•	changes in rate (change in rate multiplied by prior volume); and

•	total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Year Ended December 31, 2015 Compared to Year Ended December 31, 2014 Increase/(Decrease) Due to Change In			Year Ended December 31, 2014 Compared to Year Ended December 31, 2013 Increase/(Decrease) Due to Change In
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$(6)	$(3)	$(9)	$(4)	$(4)	$(8)
Interest bearing deposits in banks	(17)	26	9	(80)	14	(66)
Investment securities	153	4	157	418	(78)	340
Loans, net	969	(854)	115	797	(715)	82
Nonmarketable equity securities	(2)	22	20	—	23	23
Total interest earning assets	$1,097	$(805)	$292	$1,131	$(760)	$371
Interest bearing liabilities:
Interest bearing checking accounts	$7	$1	$8	$13	$(12)	$1
Savings/money market accounts	13	(5)	8	11	(42)	(31)
Time deposits	(38)	(42)	(80)	(47)	(120)	(167)
Borrowed funds	64	(130)	(66)	(32)	(75)	(107)
Total interest bearing liabilities	$46	$(176)	$(130)	$(55)	$(249)	$(304)
Net change in net interest income	$1,051	$(629)	$422	$1,186	$(511)	$675

Provision for Loan Losses. The provision for loan losses was $550 thousand, $345 thousand, and $305 thousand for the years ended December 31, 2015, 2014, and 2013, respectively. The provision for 2015 was deemed appropriate by management based on the size and mix of the loan portfolio, the level of nonperforming loans, the results of the qualitative factor review and the outlook for future economic conditions. For further details, see FINANCIAL CONDITION Asset Quality and Allowance for Loan Losses below.

Noninterest Income. The following table sets forth the components of noninterest income for the years ended December 31, 2015, 2014, and 2013:

	For The Years Ended December 31,
			Variance from 2015 to 2014			Variance from 2014 to 2013
	2015	2014	$	%	2013	$	%
	(Dollars in thousands)
Trust income	$719	$726	$(7)	(1.0)	$644	$82	12.7
Service fees	5,568	5,354	214	4.0	5,059	295	5.8
Net gains on sales of loans held for sale	2,871	2,097	774	36.9	2,305	(208)	(9.0)
Gain on sale of OREO	29	134	(105)	(78.4)	8	126	1,575.0
Income from Company-owned life insurance	282	124	158	127.4	128	(4)	(3.1)
Other income	270	159	111	69.8	366	(207)	(56.6)
Subtotal	9,739	8,594	1,145	13.3	8,510	84	1.0
Net gains (losses) on sales of investment securities AFS	53	315	(262)	(83.2)	(1)	316	(31,600.0)
Total noninterest income	$9,792	$8,909	$883	9.9	$8,509	$400	4.7

The significant changes in noninterest income for the year ended December 31, 2015 compared to the year ended December 31, 2014 are described below:

•
Service fees. There was a $214 thousand increase in service fees for 2015 compared to 2014. Loan servicing fees increased $144 thousand due to the increased level of residential mortgage loans serviced. The implementation of a new fee structure on deposit accounts during the third quarter of 2014 increased service charges on deposit accounts approximately $140 thousand for 2015. These increases were partially offset by decreases in ATM fees of $56 thousand and overdraft fee income of $20 thousand.

•
Net gains on sales of loans held for sale. Continuing the Company's strategy to mitigate long-term interest rate risk, residential loans totaling $131.7 million were sold to the secondary market during 2015, versus residential loan sales of $94.9 million during 2014, resulting in an increase in the net gain on sales of loans held for sale of $774 thousand, or 36.9%.

•	Gain on sale of OREO. During the third quarter of 2014, the Company sold a commercial OREO property resulting in a gain on the sale of $127 thousand that did not occur in 2015.

•
Income from Company-owned life insurance. The Company purchased $5.0 million of company-owned life insurance covering certain officers of Union during the first quarter of 2015. Income from the new policies was recorded starting in the first quarter of 2015, resulting in increased income for the year ended December 31, 2015 compared to the year ended December 31, 2014.

•	Other income. Other income increased $111 thousand for 2015 compared to 2014 primarily due to the increase in income from MSR, net of amortization.

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

Noninterest Expense. The following table sets forth the components of noninterest expenses for the years ended December 31, 2015, 2014, and 2013:

	For The Years Ended December 31,
			Variance from 2015 to 2014			Variance from 2014 to 2013
	2015	2014	$	%	2013	$	%
	(Dollars in thousands)
Salaries and wages	$9,517	$8,916	$601	6.7	$8,964	$(48)	(0.5)
Pension and employee benefits	2,977	2,725	252	9.2	2,777	(52)	(1.9)
Occupancy expense, net	1,279	1,199	80	6.7	1,156	43	3.7
Equipment expense	1,875	1,674	201	12.0	1,597	77	4.8
ATM and debit card expense	783	695	88	12.7	795	(100)	(12.6)
Prepayment penalties on borrowings	—	256	(256)	(100.0)	169	87	51.5
Equity in losses of limited partnerships	484	800	(316)	(39.5)	690	110	15.9
Trust expenses	379	377	2	0.5	293	84	28.7
Professional fees	641	617	24	3.9	512	105	20.5
Supplies and printing	305	480	(175)	(36.5)	351	129	36.8
Expenses of OREO, net	68	63	5	7.9	287	(224)	(78.0)
Other expenses	3,996	3,792	204	5.4	3,638	154	4.2
Total noninterest expense	$22,304	$21,594	$710	3.3	$21,229	$365	1.7

The significant changes in noninterest expense for the year ended December 31, 2015 compared to the year ended December 31, 2014 are described below:

•
Salaries and wages. The $601 thousand increase reflects normal annual salary increases, an increase of $174 thousand in the amount of commissions paid to mortgage loan originators and a decrease in the deferral of salary expense due to accounting methods utilized to account for loan origination costs.

•
Pension and employee benefits. The cost of the Company's medical and dental plans increased $134 thousand, or 8.3%, due to increases in premium rates and dental claims between years. In addition, payroll related taxes increased $48 thousand and 401K employer contribution expense increased $45 thousand between years.

•
ATM and debit card expense. The $88 thousand increase between 2014 and 2015 reflects expenses related to the issuance of EMV chip debit cards, partially offset by a reduction in vendor fees as a result of negotiation of vendor contracts.

•
Equity in losses of limited partnerships. In the fourth quarter of 2014, the Company exited three limited partnerships that had reached the final year of tax credits and were near or at the end of the limited partnership federal tax credit program compliance period. This resulted in a decrease in the provision for undistributed net losses recognized between years.

•
Supplies and Printing. The increase in 2014 is primarily attributable to costs associated with rebranding of the Company and Union. These costs represent expenditures for new printed materials such as brochures, business cards, letterhead etc. and did not recur in 2015.

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

•
Equity in losses of limited partnerships. The Company exited three limited partnerships that had reached the final year of tax credits and were near or at the end of the limited partnership federal tax credit program compliance period. This resulted in an increase in the provision for undistributed net losses recognized in 2014.

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

•
Supplies and Printing. The increase in 2014 is primarily attributable to costs associated with rebranding of the Company and Union. These costs represent expenditures for new printed materials such as brochures, business cards, letterhead etc.

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

Provision for Income Taxes. The Company has provided for current and deferred federal income taxes for the current and all prior periods presented. The Company's net provision for income taxes increased to $2.2 million for 2015 from $2.0 million for 2014, and $1.9 million for 2013 due to the increases in taxable income for all years. The Company’s effective tax rate for 2015 increased to 21.7% compared to 20.4% for 2014 and 20.7% for 2013. The increase in the effective tax rate related to a decrease in tax credits recorded from investments in affordable housing projects to $564 thousand for 2015 versus $735 thousand for 2014 and $675 thousand for 2013.

FINANCIAL CONDITION
At December 31, 2015, the Company had total consolidated assets of $628.9 million, including gross loans and loans held for sale (total loans) of $506.1 million, deposits of $560.4 million and stockholders' equity of $53.6 million. The Company’s total assets increased $4.8 million, or 0.8%, from $624.1 million at December 31, 2014.

Net loans and loans held for sale increased a total of $15.1 million, or 3.1%, to $501.5 million, or 79.7% of total assets, at December 31, 2015, compared to $486.4 million, or 77.9% of total assets, at December 31, 2014. (See Loan Portfolio below.)

Total deposits increased $8.3 million, or 1.5%, to $560.4 million at December 31, 2015, from $552.1 million at December 31, 2014. Noninterest bearing deposits increased $9.4 million, or 10.4%, from $90.4 million at December 31, 2014 to $99.8 million at December 31, 2015 and interest bearing deposits increased $7.5 million, or 2.5%, from $302.7 million at December 31, 2014 to $310.2 million at December 31, 2015, while time deposits decreased $8.6 million, or 5.4%, from $159.0 million at December 31, 2014, to $150.4 million at December 31, 2015. (See average balances and rates in the Yields Earned and Rates Paid table on page 25.)

Total borrowed funds decreased $5.6 million, or 36.7%, from $15.1 million at December 31, 2014 to $9.6 million at December 31, 2015. There was a decrease in customer overnight collateralized repurchase sweeps of $260 thousand, or 13.8%, and a decrease in FHLB advances of $5.3 million, or 40.0%, between December 31, 2014 and December 31, 2015. (See Borrowings on page 38.)

Total stockholders’ equity increased $2.1 million, or 4.1%, from $51.4 million at December 31, 2014 to $53.6 million at December 31, 2015. (See Capital Resources on page 41.)

Loan Portfolio. The Company's gross loan portfolio (including loans held for sale) increased $15.4 million, or 3.1%, to $506.1 million, representing 80.5% of assets at December 31, 2015, from $490.7 million, representing 78.6% of assets at December 31, 2014. The Company's loans consist primarily of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Real estate secured loans represent $444.4 million, or 87.8%, of total loans at December 31, 2015 compared to $425.2 million, or 86.7%, of total loans at December 31, 2014. Although competition for good loans is strong, especially in the commercial sector, the Company has been able to originate loans to both current and new customers while maintaining credit quality. The composition mix of the Company's loan portfolio remained relatively unchanged from December 31, 2014, and there was no material change in the Company's lending programs or terms during 2015.

The composition of the Company's loan portfolio at year-end for each of the last five years was as follows:

	2015		2014		2013		2012		2011
	$	%	$	%	$	%	$	%	$	%
	(Dollars in thousands)
Residential real estate	165,396	32.7	165,475	33.7	159,441	34.3	154,938	34.0	147,426	34.4
Construction real estate	42,889	8.5	37,258	7.6	30,898	6.7	36,018	7.9	28,077	6.5
Commercial real estate	230,442	45.5	211,710	43.1	210,718	45.3	197,240	43.3	200,120	46.6
Commercial	21,397	4.2	20,620	4.2	20,569	4.4	21,463	4.7	23,018	5.4
Consumer	3,963	0.8	4,435	0.9	5,396	1.2	6,065	1.3	6,134	1.4
Municipal	36,419	7.2	40,480	8.3	34,091	7.3	28,421	6.3	19,544	4.6
Loans held for sale	5,635	1.1	10,743	2.2	3,840	0.8	11,014	2.5	4,888	1.1
Total loans	506,141	100.0	490,721	100.0	464,953	100.0	455,159	100.0	429,207	100.0

The Company originates and sells qualified residential mortgages in various secondary market avenues, with a majority of sales made to the FHLMC/Freddie Mac. At December 31, 2015, the Company serviced a $561.1 million residential real estate mortgage portfolio, of which $5.6 million was held for sale and approximately $390.1 million was serviced for unaffiliated third parties. This compares to a residential real estate mortgage serviced portfolio of $511.1 million at December 31, 2014, of which $10.7 million was held for sale and approximately $334.9 million was serviced for unaffiliated third parties. Loans held for sale are accounted for at the lower of cost or fair value and are reviewed by management at least quarterly based on current market pricing.

The Company sold $131.7 million of qualified residential real estate loans originated during 2015 to the secondary market to mitigate long-term interest rate risk and to generate fee income, compared to sales of $94.9 million during 2014. The Company generally retains the servicing rights on sold residential mortgage loans. The Company originates and sells FHA, VA, and RD residential mortgage loans, and also has an Unconditional Direct Endorsement Approval from HUD which allows the Company to approve FHA loans originated in any of its Vermont or New Hampshire locations without needing prior HUD approval. The Company sells VA and FHA loans as originated with servicing released. Some of the government backed loans qualify for zero down payments without geographic or income restrictions. These loan products increase the Company's ability to serve the borrowing needs of residents in the communities we serve, including low and moderate income borrowers, while the government guaranty mitigates our exposure to credit risk.

The Company also originates commercial real estate and commercial loans under various SBA, USDA and State sponsored programs which provide a government agency guaranty for a portion of the loan amount. There was $5.5 million and $4.9 million guaranteed under these various programs at December 31, 2015 and 2014, respectively, on an aggregate balance of $6.8 million and $6.1 million in subject loans for the same time frames. The Company occasionally sells the guaranteed portion of a loan to other financial concerns and retains servicing rights, which generates fee income. There were no commercial real estate loans sold during 2015 or 2014. The Company recognizes gains and losses on the sale of the principal portion of these loans as they occur.

The Company serviced $32.2 million and $30.6 million of commercial and commercial real estate loans for unaffiliated third parties as of December 31, 2015 and 2014, respectively. This includes $28.7 million and $26.6 million of commercial or commercial real estate loans the Company has participated out to other financial institutions at December 31, 2015 and 2014, respectively. These loans were participated in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.

The Company capitalizes servicing rights for all loans sold with servicing retained and recognizes gains and losses on the sale of the principal portion of these loans as they occur. The unamortized balance of servicing rights on loans sold with servicing retained was $1.5 million as of December 31, 2015 and $1.4 million as of December 31, 2014, with an estimated market value in excess of the carrying value at both year ends. Management periodically evaluates and measures the servicing assets for impairment.

The following table breaks down by classification the contractual maturities of the gross loans held in portfolio and for sale as of December 31, 2015:

	Within 1 Year	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Fixed rate
Residential real estate	$971	$2,626	$79,779	$83,376
Construction real estate	14,245	4,357	413	19,015
Commercial real estate	140	8,565	25,427	34,132
Commercial	1,375	5,334	2,872	9,581
Consumer	1,497	2,080	298	3,875
Municipal	25,827	1,684	8,908	36,419
Total fixed rate	44,055	24,646	117,697	186,398
Variable rate
Residential real estate	1,945	3,806	81,904	87,655
Construction real estate	5,210	2,950	15,714	23,874
Commercial real estate	14,011	6,261	176,038	196,310
Commercial	5,952	2,677	3,187	11,816
Consumer	50	—	38	88
Municipal	—	—	—	—
Total variable rate	27,168	15,694	276,881	319,743
	$71,223	$40,340	$394,578	$506,141
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
The majority of the Company's loan portfolio is secured by real estate located throughout the Company's primary market area of northern Vermont and New Hampshire. For residential loans, the Company generally does not lend more than 80% of the appraised value of the home without a government guaranty or the borrower purchasing private mortgage insurance. Although the Company lends up to 80% of the collateral value on commercial real estate loans to strong borrowers, the majority of commercial real estate loans do not exceed 75% of the appraised collateral value. Rarely, the loan to value may go up to 100% on loans with government guarantees or other mitigating circumstances. Although the Company's loan portfolio consists of different business segments, there is a portion of the loan portfolio centered in tourism related loans. The Company has implemented risk management strategies to mitigate exposure in this industry through utilizing government guaranty programs as well as participations with other financial institutions as discussed above. Additionally, the loan portfolio contains many loans to seasoned and well established businesses and/or well secured loans which further reduce the Company's risk. Management closely follows the local and national economies and their impact on the local businesses, especially on the tourism industry, as part of the Company's risk management program.
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
The following table details the composition of the Company's nonperforming assets as of December 31:

	2015	2014	2013	2012	2011
	(Dollars in thousands)
Nonaccrual loans	$2,521	$2,235	$1,434	$2,839	$4,308
Loans past due 90 days or more and still accruing interest	836	2,344	263	307	1,897
Total nonperforming loans	3,357	4,579	1,697	3,146	6,205
OREO	—	297	559	1,052	1,476
OAO	—	—	—	—	40
Total nonperforming assets	$3,357	$4,876	$2,256	$4,198	$7,721

Guarantees of U.S. or state government agencies on the above nonperforming loans	$291	$259	$19	$—	$730
TDR loans	$2,732	$1,691	$1,240	$2,850	$2,195
There were three residential real estate loans totaling $99 thousand in process of foreclosure at December 31, 2015 included in nonperforming loans. The aggregate interest on nonaccrual loans not recognized was $1.2 million for the year ended December 31, 2015 and $1.1 million for the years ended December 31, 2014 and 2013.
The following table shows trends of certain asset quality ratios monitored by Company's management at December 31:

	2015	2014	2013	2012	2011
Allowance for loan losses to loans not held for sale (1)	1.04%	0.98%	1.01%	1.05%	1.00%
Allowance for loan losses to nonperforming loans	154.93%	102.51%	273.84%	148.03%	68.11%
Nonperforming loans to total loans	0.66%	0.93%	0.36%	0.69%	1.45%
Nonperforming assets to total assets	0.53%	0.78%	0.39%	0.73%	1.40%
Delinquent loans (30 days to nonaccruing) to total loans	1.61%	2.20%	2.15%	2.56%	3.86%
Net charge-offs to average loans not held for sale	0.01%	0.06%	0.07%	0.05%	0.08%
Loan loss provision to net charge-offs	1,280.17%	115.87%	96.90%	287.66%	254.93%
____________________

(1)
Calculation includes the net carrying amount of loans recorded at fair value from the 2011 branch acquisition as of December 31, 2014 ($9.1 million) and December 31, 2013 ($17.0 million). Excluding such loans, the ALL to loans not purchased and not held for sale was 1.00% at December 31, 2014 and 1.05% at December 31, 2013. The net carrying amount of loans from the 2011 Branch Acquisition was $0 as of December 31, 2015.

Nonperforming loans at December 31, 2015 decreased in terms of dollars by $1.2 million, or 26.7%, and as a percentage of assets from December 31, 2014, with the ALL as a percentage of nonperforming loans increasing from 102.51% to 154.93%. The nonperforming and delinquency ratios have decreased in comparison to December 31, 2014 and management considers the ratios to be at favorable levels. The Company's success at keeping the ratios at favorable levels in these challenging economic conditions is the result of continued focus on maintaining strict underwriting standards, as well as our practice, as a community bank, of actively working with troubled borrowers to resolve the borrower's delinquency, while maintaining the safe and sound credit practices of Union and safeguarding our strong capital position.

The Company had loans rated substandard that were on a performing status totaling $2.4 million at both December 31, 2015 and December 31, 2014. In management's view, such loans represent a higher degree of risk of becoming nonperforming loans in the future. While still on a performing status, in accordance with the Company's credit policy, loans are internally classified when a review indicates the existence of any of the following conditions, making the likelihood of collection questionable:

•	the financial condition of the borrower is unsatisfactory;

•	repayment terms have not been met;

•	the borrower has sustained losses that are sizable, either in absolute terms or relative to net worth;

•	confidence in the borrower's ability to repay is diminished;

•	loan covenants have been violated;

•	collateral is inadequate; or

•	other unfavorable factors are present.
Although management believes that the Company's nonperforming and internally classified loans are generally well-secured and that probable credit losses inherent in the loan portfolio are provided for in the Company's ALL, there can be no assurance that future deterioration in economic conditions and/or collateral values, or changes in other relevant factors will not result in future credit losses. The Company’s management is focused on the impact that the prolonged weakened economy may have on its borrowers and closely monitors industry and geographic concentrations for evidence of financial problems. This winter season has seen a lack of snow which puts some strain on the local tourism industry. The Company has managed through difficult tourism seasons in the past and management is closely monitoring the results and impact of this season on our borrowers. Outside of the poor winter weather and its effect on the tourism industry, improvement in local economic indicators has been identified over the past year. The unemployment rate has stabilized in Vermont and was at a 3.6% level at December 31, 2015 compared to 4.2% for December 31, 2014. The New Hampshire unemployment rate improved to 3.1% at December 31, 2015 from 4.0% at December 31, 2014. These rates compare favorably with the nationwide rate at 5.0% and 5.6% for the comparable periods. Management will continue to monitor the national, regional and local economic environment and its impact on unemployment, business failures and real estate values in the Company’s market area.

On occasion, the Company acquires residential or commercial real estate properties through or in lieu of loan foreclosure. These properties are held for sale and are initially recorded as OREO at fair value less estimated selling costs at the date of the Company’s acquisition of the property, with fair value based on an appraisal for more significant properties and on a broker’s price opinion for less significant properties. Holding costs and declines in fair value of properties acquired are expensed as incurred. Declines in the fair value after acquisition of the property result in charges against income before tax. There was a $42 thousand decline recognized during 2015, compared to a $23 thousand decline during 2014. The Company evaluates each OREO property at least quarterly for changes in the fair value. The Company had no properties classified as OREO at December 31, 2015 and three residential real estate properties valued at $297 thousand at December 31, 2014. Further softening in the local real estate market would make the potential to recover all principal and related costs for OREO properties uncertain.

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

The following table reflects activity in the ALL for the years ended December 31:

	2015	2014	2013	2012	2011
	(Dollars in thousands)
Balance at the beginning of year	$4,694	$4,647	$4,657	$4,226	$3,755
Charge-offs
Real estate	83	241	362	247	314
Commercial	29	54	24	—	1
Consumer and other	14	45	16	25	33
Total charge-offs	126	340	402	272	348
Recoveries
Real estate	64	21	60	20	3
Commercial	16	8	6	6	14
Consumer and other	3	13	21	17	27
Total recoveries	83	42	87	43	44

Net charge-offs	(43)	(298)	(315)	(229)	(304)
Provision for loan losses	550	345	305	660	775

Balance at the end of year	$5,201	$4,694	$4,647	$4,657	$4,226
Provision charged to income as a percent of average loans	0.11%	0.07%	0.07%	0.15%	0.19%

The following table (net of loans held for sale) shows the internal breakdown by risk component of the Company's ALL and the percentage of loans in each category to total loans in the respective portfolios at December 31:

	2015		2014		2013		2012		2011
	$	%	$	%	$	%	$	%	$	%
	(Dollars in thousands)
Residential real estate	1,419	33.0	1,330	34.5	1,251	34.6	1,291	34.9	1,250	34.7
Construction real estate	514	8.6	439	7.8	390	6.7	456	8.1	367	6.6
Commercial real estate	2,792	46.0	2,417	44.1	2,644	45.7	2,532	44.4	2,278	47.2
Commercial	209	4.3	176	4.3	163	4.4	159	4.8	232	5.5
Consumer	28	0.8	27	0.9	23	1.2	39	1.4	60	1.4
Municipal	38	7.3	42	8.4	35	7.4	30	6.4	21	4.6
Unallocated	201	—	263	—	141	—	150	—	18	—
Total	5,201	100.0	4,694	100.0	4,647	100.0	4,657	100.0	4,226	100.0
There were no changes to the reserve factors assigned to any of the loan portfolios based on the qualitative factor reviews performed during 2015, however, a sub-category of the construction real estate portfolio was established during the first quarter of 2015 for commercial real estate development loans, while in the construction phase of the projects, due to the volatility and increased risk identified within this portfolio. The reserve factor assigned to the construction real estate portfolio was increased 0.20% for the economic and business conditions component and 0.15% for the value of underlying collateral component for this commercial real estate development portion of the construction portfolio. In management's estimation, the ALL at December 31, 2015 is appropriate to cover probable credit losses inherent in the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the ALL at December 31, 2015. In addition, our banking regulators, as an integral part of their examination process, periodically review our ALL. Such agencies may require us to recognize adjustments to the ALL based on their judgments about information available to them at the time of their examination. A large adjustment to the ALL for losses in future periods may require increased provisions to replenish the ALL, which could negatively affect earnings. While the Company recognizes that economic slowdowns or financial and credit market turmoil may adversely impact its borrowers' financial performance and ultimately their ability to repay their loans, management continues to be cautiously optimistic about the collectability of the Company's loan portfolio.

Investment Activities. The investment portfolio is used to generate interest and dividend income, manage liquidity and mitigate interest rate sensitivity. At December 31, 2015, the fair value of investment securities AFS was $54.1 million, or 8.6% of assets, compared to $45.7 million, or 7.3% of assets at December 31, 2014. At December 31, 2015, there were $5.2 million of investment securities classified as HTM, compared to $7.2 million at December 31, 2014. The Company had no investments classified as trading. Investment securities classified as AFS are marked-to-market, with any unrealized gain or loss after estimated taxes charged to the equity portion of the balance sheet through the Accumulated other comprehensive (loss) income component of stockholders' equity. The fair value of investment securities AFS at December 31, 2015 reflects a net unrealized loss of $42 thousand.
At December 31, 2015, 52 debt securities had unrealized losses of $692 thousand, with aggregate depreciation of 1.17% from the Company's amortized cost basis. Securities are evaluated at least quarterly for OTTI and at December 31, 2015, in management's estimation no security was OTTI. Management's evaluation of OTTI is subject to risks and uncertainties and is intended to determine the appropriate amount and timing of recognition of any impairment charge. The assessment of whether such impairment for debt securities has occurred is based on management's best estimate of the cash flows expected to be collected at the individual security level. We regularly monitor our investment portfolio to ensure that securities that may be OTTI are identified in a timely manner and that any impairment charge is recognized in the proper period and, with respect to debt securities, that the impairment is properly allocated between credit losses recognized in earnings and noncredit unrealized losses recognized in OCI. Further deterioration in credit quality, imbalances in liquidity in the financial marketplace or a quick rise in interest rates might adversely affect the fair values of the Company's investment portfolio and may increase the potential that certain unrealized losses will be designated as OTT in future periods, resulting in write-downs.
At December 31, 2015, the Company had no investments in a single company or entity (other than U.S. Government-sponsored enterprise securities) that had an aggregate book value in excess of 2% of our stockholders' equity. As of December 31, 2015, all MBS the Company owned were issued by Government National Mortgage Association, Fannie Mae or the FHLMC/Freddie Mac. Although the Fannie Mae and Freddie Mac debt securities are not explicitly guaranteed by the federal government, one of the stated purposes of the U.S. Treasury's September, 2008 conservatorship and capital support of the two institutions was to stabilize the market in their debt securities, and that purpose was again evident in legislation passed by Congress in late 2009 which effectively lifted any dollar ceiling on the implicit U.S. Treasury guaranty of Fannie Mae and Freddie Mac debt securities.

The following tables show as of December 31 the amortized cost, fair value and weighted average yield on a tax equivalent basis of the Company's investment debt securities portfolio maturing within the stated periods:

	December 31, 2015			Maturities
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Amortized Cost	Weighted Average Yield
Investment securities available-for-sale:	(Dollars in thousands)
U.S. Government-sponsored enterprises	$—	$—	$2,803	$8,002	$10,805	2.14%
Agency MBS	—	1,875	498	8,710	11,083	2.17%
State and political subdivisions	360	3,014	10,980	5,299	19,653	2.81%
Corporate debt	—	1,508	10,758	—	12,266	2.83%
Investment securities held-to-maturity:
U.S. Government-sponsored enterprises	—	998	1,000	3,219	5,217	1.95%
Total investment debt securities	$360	$7,395	$26,039	$25,230	$59,024	2.50%

Fair value	$360	$7,444	$26,017	$25,060	$58,881

Weighted average yield	3.71%	2.25%	2.69%	2.35%	2.50%

	December 31, 2014			Maturities
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Amortized Cost	Weighted Average Yield
Investment securities available-for-sale:	(Dollars in thousands)
U.S. Government-sponsored enterprises	$—	$6,028	$2,833	$6,702	15,563	1.71%
Agency MBS	—	477	2,884	3,155	6,516	2.34%
State and political subdivisions	71	2,041	8,259	5,429	15,800	2.98%
Corporate debt	500	—	6,243	500	7,243	2.66%
Investment securities held-to-maturity:
U.S. Government-sponsored enterprises	—	997	2,000	4,218	7,215	1.83%
Total investment debt securities	$571	$9,543	$22,219	$20,004	$52,337	2.32%

Fair value	$571	$9,584	$22,358	$19,953	$52,466

Weighted average yield	1.27%	1.64%	2.53%	2.44%	2.32%

	December 31, 2013			Maturities
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Amortized Cost	Weighted Average Yield
Investment securities available-for-sale:	(Dollars in thousands)
U.S. Government-sponsored enterprises	$—	$—	$8,331	$5,996	$14,327	1.97%
Agency mortgage-backed	—	515	2,446	843	3,804	2.46%
State and political subdivisions	—	1,071	5,993	4,866	11,930	4.50%
Corporate debt	—	763	2,731	500	3,994	2.53%
Investment securities held-to-maturity:
U.S. Government-sponsored enterprises	—	2,994	2,000	6,217	11,211	1.58%
Total investment debt securities	$—	$5,343	$21,501	$18,422	$45,266	2.63%

Fair value	$—	$5,380	$20,856	$17,110	$43,346

Weighted average yield	—%	2.07%	2.81%	2.59%	2.63%

There were no marketable equity securities held at December 31, 2015 or December 31, 2014. The tables above exclude marketable equity securities with a book value of $746 thousand and a market value of $1.0 million at December 31, 2013, which have no maturity but were able to be sold by the Company at any time. The tables also excludes mutual funds with a book and market value of $345 thousand at December 31, 2015, of $337 thousand at December 31, 2014 and of $258 thousand at December 31, 2013.

Federal Home Loan Bank of Boston Stock. Union is a member of the FHLB, with an investment of $1.9 million in its Class B common stock at December 31, 2015 and $2.0 million at December 31, 2014. The Class B common stock has a five year notice requirement for redemption and there is no guarantee of future redemption. Also, there is the possibility of future capital calls by the FHLB on member banks to ensure compliance with its capital plan. Union's investment in FHLB stock is carried in Other assets at cost and is nonmarketable. Similar to evaluating investment securities for OTTI, the Company has evaluated its investment in the FHLB. The FHLB remains in compliance with all regulatory capital ratios as of December 31, 2015 and 2014. Management's most recent evaluation of the Company's holdings of FHLB common stock concluded that the investment was not impaired at December 31, 2015.

Deposits. The following table shows information concerning the Company's average deposits by account type and the weighted average nominal rates at which interest was paid on such deposits for the years ended December 31:

	2015			2014			2013
	Average Amount	Percent of Total Deposits	Average Rate	Average Amount	Percent of Total Deposits	Average Rate	Average Amount	Percent of Total Deposits	Average Rate
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$96,994	17.8	—	$87,777	16.8	—	$83,744	16.7	—
Interest bearing checking accounts	118,344	21.7	0.08%	109,944	21.0	0.08%	94,213	18.7	0.09%
Money market accounts	100,128	18.4	0.19%	101,365	19.3	0.20%	101,581	20.2	0.24%
Savings accounts	87,551	16.1	0.15%	79,150	15.1	0.14%	73,099	14.5	0.14%
Total nontime deposits	403,017	74.0	0.10%	378,236	72.2	0.11%	352,637	70.1	0.12%
Time deposits:
Less than $100,000	64,254	11.8	0.67%	70,131	13.4	0.74%	76,195	15.1	0.89%
$100,000 and over	77,327	14.2	1.08%	75,519	14.4	1.09%	74,302	14.8	1.12%
Total time deposits	141,581	26.0	0.89%	145,650	27.8	0.92%	150,497	29.9	1.00%
Total deposits	$544,598	100.0	0.31%	$523,886	100.0	0.33%	$503,134	100.0	0.39%

Deposits grew $8.3 million, or 1.5%, from $552.1 million at December 31, 2014 to $560.4 million at December 31, 2015. Total average deposits grew $20.7 million, or 4.0%, between years with average nontime deposits growing $24.8 million, or 6.6%, during the same time frame. Average deposits for all categories, except money market and time deposits less than $100 thousand, grew between years. Time deposits have trended towards short duration or migrated to nontime deposits because of the low interest rate environment and the perceived customer desire to be in a position to redeploy funds should there be a rise in interest rates, as evidenced by the decrease in time deposits of $8.6 million, or 5.4%, from December 31, 2014.

The Company participates in CDARS, which permits the Company to offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants. Participants may also purchase deposits through CDARS. There were $11.2 million of time deposits of $250,000 or less on the balance sheet at December 31, 2015, $11.0 million at December 31, 2014 and $7.1 million at December 31, 2013, which were exchanged with other CDARS participants and are therefore considered for certain regulatory purposes to be “brokered” deposits. The Company also participates in the ICS program, a service through which Union can offer its customers a savings product with access to multi-million dollar FDIC insurance while receiving reciprocal deposits from other banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of savings deposits through ICS provides full deposit insurance coverage for the customer, thereby helping Union to retain the full amount of the deposit on its balance sheet. There were $2.1 million in ICS money market deposits on the balance sheet at December 31, 2015, $2.2 million at December 31, 2014 and $2.3 million at December 31, 2013. None of the Company’s CDARS or ICS deposits, as of the respective balance sheet dates, represent purchased deposits as all such deposits were matched dollar for dollar with Union's customer deposits which were placed in other participating financial institutions, in order to provide our customers with full FDIC insurance coverage for their deposit balances.

A provision of the Dodd-Frank Act permanently raised FDIC deposit insurance coverage to $250 thousand per depositor per insured depository institution for each account ownership category. At December 31, 2015, the Company had deposit accounts with less than $250 thousand totaling $386.3 million, or 68.9% of its deposits, with FDIC insurance protection. An additional $40.4 million of municipal deposits were over the FDIC insurance coverage limit at December 31, 2015 and were collateralized by Union under applicable state regulations by investment securities or loans.

The following table provides a maturity distribution of the Company’s time deposits in denominations of $100 thousand or more at December 31:

	2015	2014
	(Dollars in thousands)
Three months or less	$7,456	$5,491
Over three months through six months	54,776	56,097
Over six months through twelve months	12,964	15,664
Over twelve months	13,444	15,506
	$88,640	$92,758

Borrowings. Advances from the FHLB are another key source of funds to support earning assets. These funds are also used to manage the Bank's interest rate and liquidity risk exposures. The Company's borrowed funds at December 31, 2015 were comprised of borrowings from the FHLB of $7.9 million, at a weighted average rate of 3.46%, and overnight secured customer repurchase agreement sweeps of $1.6 million, at a weighted average rate of 0.25%. At December 31, 2014, borrowed funds were comprised of FHLB advances of $13.2 million, at a weighted average rate of 2.30%, and overnight secured customer repurchase agreement sweeps of $1.9 million, at a weighted average rate of 0.25%. The maximum borrowings outstanding on overnight secured customer repurchase agreement sweeps was $3.8 million and $3.4 million during 2015 and 2014, respectively. The decrease in option advance borrowings reflects the maturity of a $5.0 million one year bullet advance and scheduled monthly payments of $294 thousand on long-term amortizing advances during 2015. During 2014, the prepayment of $1.4 million of advances resulted in penalties paid of $256 thousand. There were no such penalties during 2015. The prepayment penalties are included in Other expenses on the Company's consolidated Statements of Income. The Company had no overnight federal funds purchased on December 31, 2015 or 2014. Average borrowings outstanding for 2015 were $19.8 million, compared to average borrowings outstanding for 2014 of $16.8 million. The weighted average interest rate on the Company's borrowings dropped from 2.41% for 2014 to 1.71% for 2015, reflecting the prepayment of the higher rate advance during 2014 and the continued low interest rate environment that prevailed throughout both years.

Liability for Pension Benefits. On October 5, 2012, the Company closed the Plan to new participants and froze the accrual of additional retirement benefits for current participants. The defined benefit pension plan net liability increased from $803 thousand as of December 31, 2014 to $1.5 million as of December 31, 2015 due to the worse than expected investment performance experienced during 2015, which was partially offset by the increase in the discount rate from 3.83% in 2014 to 4.17% in 2015. Offsetting the pension liability at December 31, 2015, the Company had deferred tax assets of $1.2 million, and Accumulated other comprehensive loss, net of tax, of $2.3 million. The Accumulated other comprehensive loss has no impact on regulatory capital amounts or ratios or the Company's legal lending limit.

Weighted average assumptions used to determine net periodic pension benefit for the years ended December 31, 2015 and 2014 were a discount rate of 3.83% and 4.84%, respectively, no rate of compensation increase for 2015 or 2014 and an expected long-term rate of return on plan assets of 6.75% for both years. Note 15 to the Consolidated Financial Statements includes further discussion and information on the Company's employee benefits.

There was no minimum required contribution under the ERISA guidelines for 2015 or 2014.

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

The 2015 pension benefit obligation discount rate utilized is based on the Plan's expected benefit payment stream utilizing December 2015 benchmark pension liability index yield curve spot rates. The discount rate at December 31, 2015 was 4.17%, up from 3.83% at December 31, 2014 and reflecting the increase in long-term rates between years.

The Company bases its expected rate of return on Plan assets on past history, current earning rates available on investments and economic forecasts of where rates are headed in the future. The expected rate of return is conservative as the Plan has typically taken short-term risk by investing more heavily in equity securities which over the long-term have proved to be good decisions. Through the end of 2015, our actual net annual investment returns over the last 23 years had a high of 21.94% and a low of negative 26.93%. The latest one year (loss) return, as of December 31, 2015, was (4.19%) compared to a return of 2.64% as of December 31, 2014. The Plan achieved a cumulative net investment return for the last three years of 6.24% and 5.78% over the last five years. Therefore, the expectation of a 6.75% return is balanced by our discount rate of 4.17% since the Plan has a long-term horizon. Management estimates that the impact of the pension plan for 2016 on the results of operations will approximate a benefit of $170 thousand, as calculated by the actuary as of December 31, 2015, compared to the actual benefit of $408 thousand, $436 thousand, and $119 thousand for the years ended December 31, 2015, 2014, and 2013, respectively.

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

The following table details the contractual or notional amount of financial instruments that represented credit risk at December 31, 2015:

	Contract or Notional Amount
	2016	2017	2018	2019	2020	Thereafter	Total
	(Dollars in thousands)
Commitments to originate loans	$24,176	$—	$—	$—	$—	$—	$24,176
Unused lines of credit	61,414	8,292	836	—	7,000	—	77,542
Standby letters of credit	1,390	139	71	—	14	—	1,614
Credit card arrangement	1,369	—	—	—	—	—	1,369
FHLB MPF credit enhancement obligation, net	572	—	—	—	—	—	572
Commitment to purchase investment in a real estate limited partnership	473	354	153	—	—	—	980
Commitment to purchase investment securities	1,336	—	—	—	—	—	1,336
Total	$90,730	$8,785	$1,060	$—	$7,014	$—	$107,589
Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have a fixed expiration date or other termination clause and may require payment of a fee. The unused lines of credit total includes $11.0 million of lines available under the overdraft privilege program, that was established in the second quarter of 2015, and is included in the 2016 funding period. Approximately $10.7 million of the unused lines of credit relate to real estate construction loans that are expected to fund within the next twelve months. The remaining lines primarily relate to revolving lines of credit for other real estate or commercial loans. Since many of the loan commitments are expected to expire without being drawn upon and not all credit lines will be utilized, the total commitment amounts do not necessarily represent future cash requirements. Lines of credit incur seasonal volume fluctuations due to the nature of some customers' businesses, such as tourism and maple syrup products production.

Unused lines of credit increased $18.4 million, or 31.1%, from $59.2 million at December 31, 2014 to $77.5 million at December 31, 2015. This increase is primarily the result of the implementation of the overdraft privilege program during 2015, with $11.0 million available at December 31, 2015 under this program. In addition, there was a $3.6 million increase in the available balance of residential real estate construction lines of credit at December 31, 2015 compared to December 31, 2014. Some of the larger lines have underlying participation agreements in place with other financial institutions in order to permit the Company to support the credit needs of larger dollar borrowers without bearing all the credit risk in the Company's balance sheet. Commitments to originate loans decreased $3.4 million, or 12.2%, from $27.5 million at December 31, 2014 to $24.2 million at December 31, 2015.

The Company may, from time-to-time, enter into commitments to purchase, participate or sell loans, securities, certificates of deposit, or other investment instruments which involve market and interest rate risk. At December 31, 2015, the Company had binding loan commitments to sell residential mortgage loans at fixed rates totaling $3.8 million.

The Company sells 1-4 family residential mortgage loans under the MPF loss-sharing program with FHLB, when management believes it is economically advantageous to do so. Under this program the Company shares in the credit risk of each mortgage, while receiving fee income in return. The Company is responsible for a Credit Enhancement Obligation based on the credit quality of these loans. FHLB funds a first loss account based on the Company's outstanding MPF mortgage balances. This creates a laddered approach to sharing in any losses. In the event of default, homeowner's equity and private mortgage insurance, if any, are the first sources of repayment; the FHLB first loss account funds are then utilized, followed by the member's Credit Enhancement Obligation, with the balance the responsibility of FHLB. These loans must meet specific underwriting standards of the FHLB. As of December 31, 2015, the Company had $25.3 million in loans sold through the MPF program with an outstanding balance of $16.9 million and a contract for the potential delivery of an additional $2.7 million of future loan sales. The volume of loans sold to the MPF program and the corresponding Credit Enhancement Obligation are closely monitored by management. As of December 31, 2015, the notional amount of the maximum contingent contractual liability related to this program was $595 thousand, of which $23 thousand was recorded as a reserve through Other liabilities.

Contractual Obligations. The Company and Union have various financial obligations, including contractual obligations that may require future cash payments. The following table presents, as of December 31, 2015, significant fixed and determinable contractual obligations to third parties by payment date:

	Payments Due By Period
	Less than 1 year	2 & 3 years	4 & 5 years	Thereafter	Total
	(Dollars in thousands)
Operating lease commitments	$137	$151	$26	$—	$314
Contractual payments on borrowed funds (1)	3,929	5,635	—	—	9,564
Deposits without stated maturity (1) (2)	410,029	—	—	—	410,029
Certificates of deposit (1) (2)	109,557	34,695	6,127	—	150,379
Deferred compensation payouts (3)	133	237	149	267	786
Total	$523,785	$40,718	$6,302	$267	$571,072
____________________

(1)	The amounts exclude interest payable, as such amounts other than $269 thousand in accrued interest payable at December 31, 2015 are not able to be estimated at this time.

(2)
While Union has a contractual obligation to depositors should they wish to withdraw all or some of the funds on deposit, management believes, based on historical analysis as well as current conditions in the financial markets, that the majority of these deposits will remain on deposit for the foreseeable future.

(3)	The amounts exclude $208 thousand in benefit payments, where the payment period begins at the individual's retirement which is not determinable at this time.

The Company’s subsidiary bank is required (as are all banks) to maintain vault cash or a noninterest bearing reserve balance as established by Federal Reserve regulations. The Bank’s average total required reserve for the 14 day maintenance period including December 31, 2015 was $726 thousand, which was satisfied by vault cash.

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

As a member of the FHLB, Union had access to pre-approved lines of credit up $15.2 million at December 31, 2015 over and above the $7.9 million term advances already drawn on the lines, based on a FHLB estimate as of that date. With the purchase of required FHLB Class B common stock and evaluation by the FHLB of the underlying collateral available, line availability could have risen to approximately $40.4 million at December 31, 2015. This line of credit can be used for either short-term or long-term liquidity or other needs.

Union also maintains an IDEAL Way Line of Credit with the FHLB. The total line available was $551 thousand at December 31, 2015. There were no borrowings against this line of credit as of such date. Interest on these borrowings is chargeable at a rate determined by the FHLB and payable monthly. Should Union utilize this line of credit, qualified portions of the loan and investment portfolios would collateralize these borrowings.

In addition to its borrowing arrangements with the FHLB, Union maintains two pre-approved Federal Funds lines of credit totaling $12.0 million with two upstream correspondent banks, one-way buy options with CDARS and access to the FRB discount window, which would require pledging of qualified assets. There were no balances outstanding on the Federal Funds purchase lines, or at the discount window at December 31, 2015.

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

Stockholders’ equity increased from $51.4 million at December 31, 2014 to $53.6 million at December 31, 2015, reflecting net income of $7.9 million for 2015, an increase of $35 thousand from stock based compensation, and a $53 thousand increase due to the issuance of 2,500 shares of common stock resulting from the exercise of 2,500 incentive stock options. These increases were partially offset by cash dividends paid of $4.8 million, a decrease in OCI of $703 thousand attributable to the unfunded pension liability, a decrease of $219 thousand in OCI attributable to investment securities AFS, and Treasury stock purchases of $94 thousand.

The Company has 7,500,000 shares of $2.00 par value common stock authorized. As of December 31, 2015, the Company had 4,931,796 shares issued, of which 4,457,177 were outstanding and 474,619 were held in treasury. Effective May 21, 2014 upon approval by the stockholders, the Company adopted the 2014 Equity Plan which replaced the 2008 ISO Plan. As of December 31, 2015, there were outstanding employee incentive stock options with respect to 5,000 shares granted under the 2008 ISO Plan, all of which were exercisable. Also as of December 31, 2015 there were outstanding employee incentive stock options with respect to 6,000 shares granted under the 2014 Equity Plan, all of which were exercisable.

In January of 2016, the Company's Board reauthorized the limited stock repurchase plan that was established in May of 2010. The limited stock repurchase plan allows the repurchase of up to a fixed number of shares of the Company's common stock each calendar quarter in open market purchases or privately negotiated transactions, as management may deem advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase program expired on December 31, 2015, and was reauthorized in January 2016 for another year, with an increase in the shares authorized for repurchase from 2,500 shares per quarter during 2015 and prior years to 3,000 shares per quarter for 2016. Since inception, as of December 31, 2015, the Company had repurchased 13,541 shares under this program, for a total cost of $286 thousand.

The Company's total capital to risk weighted assets decreased slightly to 13.4% at December 31, 2015 from 13.6% at December 31, 2014. Tier I capital to risk weighted assets decreased slightly to 12.2% at December 31, 2015 from 12.4% at December 31, 2014 and Tier I capital to average assets increased to 8.5% at December 31, 2015 from 8.1% at December 31, 2014. Union is categorized as well capitalized under the regulatory framework and the Company is well over the minimum capital requirements. The December 31, 2015 capital adequacy was determined based on the BASEL III requirements, which took effect on January 1, 2015, and the Company's evaluation indicates it would be considered well capitalized under such requirements as fully phased in. See Note 21 for additional discussion of BASEL III. The Company remains focused on long-term growth and above-average shareholder return. It has become more important than ever in today's economic environment for banks to ensure and plan ahead to maintain strong capital reserves.

Regulatory Matters. The Company and Union are subject to periodic examinations by the various regulatory agencies. These examinations include, but are not limited to, procedures designed to review lending practices, risk management, credit quality, liquidity, compliance and capital adequacy. In January of 2016, the FRB performed its regular, periodic examination of the Company. During 2015, the DFR performed a regular safety and soundness examination of Union. During 2014, the FDIC performed it's regular, periodic regulatory examination of Union. No comments were received that would have a material adverse effect on the Company’s or Union’s liquidity, financial position, capital resources, or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Interest Rate Risk. Market risk is the potential of loss in a financial instrument arising from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices, and equity prices. As of December 31, 2015, the Company did not have any market risk sensitive instruments acquired for trading purposes. The Company’s market risk arises primarily from interest rate risk inherent in its lending, investing, deposit taking and borrowing activities. Management of interest rate risk is an important component of our asset and liability management process, which is governed by established policies that are reviewed and approved annually. Our investment policy details the types of securities that may be purchased, and establishes portfolio limits and maturity limits for the various sectors. Our investment policy also establishes specific investment quality limits. The ALCO develops guidelines and strategies impacting our asset and liability management-related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. Members of the ALCO also manage the investment portfolio to maximize net interest income while mitigating market and interest rate risk.

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

An outside consultant is utilized to perform rate shocks of our balance sheet to assess our risk to earnings in different interest rate environments, and to perform a variety of other analyses. The consultant’s most recent analysis was as of December 31, 2015. The base simulation assumed no changes in rates, as well as 200 and 300 basis point rising interest rate scenarios which assume a parallel shift of the yield curve over a one-year period, and no growth assumptions. A summary of the results is as follows:

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

The net interest income simulation as of December 31, 2015 showed that the change in net interest income for the next 12 months from our expected or “most likely” forecast was as follows:

Rate Change	Percent Change in Net Interest Income Limit	Percent Change in Net Interest Income
Up 300 basis points	(21.00)%	8.50%
Up 200 basis points	(14.00)%	5.60%

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

The following table shows the Company's rate sensitivity analysis as of December 31, 2015:

	Cumulative repriced within
	3 Months or Less	4 to 12 Months	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
	(Dollars in thousands, by repricing date)
Interest sensitive assets:
Overnight deposits	$13,744	$—	$—	$—	$—	$13,744
Interest bearing deposits in banks	498	2,640	5,180	3,348	1,087	12,753
Investment securities (1)(3)	6,174	3,199	9,661	7,395	32,553	58,982
Nonmarketable securities	—	—	—	—	1,932	1,932
Loans and loans held for sale (2)(3)	176,467	92,555	92,648	91,297	53,689	506,656
Total interest sensitive assets	$196,883	$98,394	$107,489	$102,040	$89,261	$594,067
Interest sensitive liabilities:
Time deposits	$15,918	$93,639	$34,695	$6,127	$—	$150,379
Money markets	17,638	—	—	—	75,535	93,173
Regular savings	18,127	—	—	—	72,498	90,625
Interest bearing checking	50,326	—	—	—	76,079	126,405
Borrowed funds	1,699	2,230	5,635	—	—	9,564
Total interest sensitive liabilities	$103,708	$95,869	$40,330	$6,127	$224,112	$470,146
Net interest rate sensitivity gap	$93,175	$2,525	$67,159	$95,913	$(134,851)	$123,921
Cumulative net interest rate sensitivity gap	$93,175	$95,700	$162,859	$258,772	$123,921
Cumulative net interest rate sensitivity gap as a percentage of total assets	14.8%	15.2%	25.9%	41.1%	19.7%
Cumulative net interest rate sensitivity gap as a percentage of total interest sensitive assets	15.7%	16.1%	27.4%	43.6%	20.9%
Cumulative net interest rate sensitivity gap as a percentage of total interest sensitive liabilities	19.8%	20.4%	34.6%	55.0%	26.4%
____________________

(1)	Investment securities exclude mutual funds with a fair value of $345 thousand at December 31, 2015 that may be sold by the Company at any time.

(2)	Balances shown include deferred unamortized loan costs of $515 thousand.

(3)	Reflects estimated repayment assumptions considered in Asset/Liability model.
Impact of Inflation and Changing Prices. The Company's consolidated financial statements have been prepared in accordance with GAAP, which allows for the measurement of financial position and results of operations in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Banks have asset and liability structures that are essentially monetary in nature, and their general and administrative costs constitute relatively small percentages of total expenses. Thus, increases in the general price levels for goods and services have a relatively minor effect on the Company's total expenses but could have an impact on our loan customers' financial condition. Interest rates have a more significant impact on the Company's financial performance than the effect of general inflation. During the last five years, the Federal Reserve maintained a target federal funds rate of 0.00% to 0.25% while the U.S. prime rate, which is the base rate that banks use in pricing short-term maturity commercial loans to their best, or most creditworthy, customers remained at 3.25%. In December of 2015, the FRB increased the target federal funds rate to 0.25% to 0.50% resulting in an immediate increase in the U. S prime rate to 3.50%. There was no material impact on the Company's net interest income for the year ended December 31, 2015. The FRB did not state that rates would increase in 2016 but comments suggested level increases throughout 2016 could occur. These market rates are out of the Company's control but have a dramatic impact on net interest income. For further details on the impact rising rates could have on the Company's net interest income see Market Risk and Interest Rate Risk above.
Interest rates do not necessarily move in the same direction or change in the same magnitude as the prices of goods and services, although periods of increased inflation may accompany a rising interest rate environment. Inflation in the price of goods and services, while not having a substantial impact on the operating results of the Company, does affect all customers and therefore may impact their ability to keep funds on deposit or make timely loan payments. The Company is aware of and evaluates this risk along with others in making business decisions. Unprecedented deficit spending by federal, state and local governments and control of the money supply by the FRB including further quantitative easing of the money supply, may have unanticipated impacts on interest rates or inflation in future periods that could have an unfavorable impact on the future operating results of the Company.

Item 8. Financial Statements and Supplementary Data
UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2015 and 2014

	2015	2014
Assets	(Dollars in thousands)
Cash and due from banks	$4,217	$4,822
Federal funds sold and overnight deposits	13,744	36,922
Cash and cash equivalents	17,961	41,744
Interest bearing deposits in banks	12,753	12,252
Investment securities available-for-sale	54,110	45,749
Investment securities held-to-maturity (fair value $5.1 million and $7.1 million at December 31, 2015 and December 31, 2014, respectively)	5,217	7,215
Loans held for sale	5,635	10,743
Loans	500,506	479,978
Allowance for loan losses	(5,201)	(4,694)
Net deferred loan costs	515	355
Net loans	495,820	475,639
Accrued interest receivable	1,832	1,854
Premises and equipment, net	13,055	11,853
Core deposit intangible	925	1,096
Goodwill	2,223	2,223
Investment in real estate limited partnerships	2,373	2,824
Company-owned life insurance	8,800	3,517
Other assets	8,175	7,354
Total assets	$628,879	$624,063
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$99,826	$90,385
Interest bearing	310,203	302,722
Time	150,379	158,957
Total deposits	560,408	552,064
Borrowed funds	9,564	15,118
Accrued interest and other liabilities	5,339	5,447
Total liabilities	575,311	572,629
Commitments and Contingencies (Notes 8, 15, 16, 17, 18 and 21)
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,931,796 shares issued at December 31, 2015 and 4,929,296 shares issued at December 31, 2014	9,864	9,859
Additional-paid-in capital	501	418
Retained earnings	49,524	46,462
Treasury stock at cost; 474,619 shares at December 31, 2015 and 470,866 shares at December 31, 2014	(4,019)	(3,925)
Accumulated other comprehensive loss	(2,302)	(1,380)
Total stockholders' equity	53,568	51,434
Total liabilities and stockholders' equity	$628,879	$624,063
See accompanying notes to consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Interest and dividend income	(Dollars in thousands, except per share data)
Interest and fees on loans	$23,531	$23,416	$23,334
Interest on debt securities:
Taxable	950	817	543
Tax exempt	436	367	283
Dividends	43	68	63
Interest on federal funds sold and overnight deposits	15	24	32
Interest on interest bearing deposits in banks	169	160	226
Total interest and dividend income	25,144	24,852	24,481
Interest expense
Interest on deposits	1,682	1,746	1,943
Interest on short-term borrowed funds	9	5	12
Interest on long-term borrowed funds	334	404	504
Total interest expense	2,025	2,155	2,459
Net interest income	23,119	22,697	22,022
Provision for loan losses	550	345	305
Net interest income after provision for loan losses	22,569	22,352	21,717
Noninterest income
Trust income	719	726	644
Service fees	5,568	5,354	5,059
Net gains (losses) on sales of investment securities available-for-sale	53	315	(1)
Net gains on sales of loans held for sale	2,871	2,097	2,305
Other income	581	417	502
Total noninterest income	9,792	8,909	8,509
Noninterest expenses
Salaries and wages	9,517	8,916	8,964
Pension and other employee benefits	2,977	2,725	2,777
Occupancy expense, net	1,279	1,199	1,156
Equipment expense	1,875	1,674	1,597
Other expenses	6,656	7,080	6,735
Total noninterest expenses	22,304	21,594	21,229
Income before provision for income taxes	10,057	9,667	8,997
Provision for income taxes	2,179	1,973	1,862
Net income	$7,878	$7,694	$7,135

Earnings per common share	$1.77	$1.73	$1.60
Dividends per common share	$1.08	$1.04	$1.01

See accompanying notes to consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(Dollars in thousands)
Net income	$7,878	$7,694	$7,135
Other comprehensive (loss) income, net of tax:
Investment securities available-for-sale:
Net unrealized holding (losses) gains arising during the period on investment securities available-for-sale	(184)	913	(1,022)
Reclassification adjustments for net (gains) losses on investment securities available-for-sale realized in net income	(35)	(208)	1
Total	(219)	705	(1,021)
Defined benefit pension plan:
Net actuarial (loss) gain arising during period	(740)	(2,162)	2,983
Reclassification adjustment for amortization of net actuarial loss realized in net income	37	—	125
Total	(703)	(2,162)	3,108
Total other comprehensive (loss) income	(922)	(1,457)	2,087
Total comprehensive income	$6,956	$6,237	$9,222

See accompanying notes to consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2015, 2014 and 2013

	Common Stock
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances, December 31, 2012	4,456,081	$9,848	$295	$40,772	$(3,859)	$(2,010)	$45,046
Net income	—	—	—	7,135	—	—	7,135
Other comprehensive income	—	—	—	—	—	2,087	2,087
Cash dividends declared ($1.01 per share)	—	—	—	(4,502)	—	—	(4,502)
Stock based compensation expense	—	—	12	—	—	—	12
Exercise of stock options	3,300	7	56	—	—	—	63
Purchase of treasury stock	(1,022)	—	—	—	(21)	—	(21)
Balances, December 31, 2013	4,458,359	9,855	363	43,405	(3,880)	77	49,820
Net income	—	—	—	7,694	—	—	7,694
Other comprehensive loss	—	—	—	—	—	(1,457)	(1,457)
Cash dividends declared ($1.04 per share)	—	—	—	(4,637)	—	—	(4,637)
Stock based compensation expense	—	—	20	—	—	—	20
Exercise of stock options	2,010	4	35	—	—	—	39
Purchase of treasury stock	(1,939)	—	—	—	(45)	—	(45)
Balances, December 31, 2014	4,458,430	9,859	418	46,462	(3,925)	(1,380)	51,434
Net income	—	—	—	7,878	—	—	7,878
Other comprehensive loss	—	—	—	—	—	(922)	(922)
Cash dividends declared ($1.08 per share)	—	—	—	(4,816)	—	—	(4,816)
Stock based compensation expense	—	—	35	—	—	—	35
Exercise of stock options	2,500	5	48	—	—	—	53
Purchase of treasury stock	(3,753)	—	—	—	(94)	—	(94)
Balances, December 31, 2015	4,457,177	$9,864	$501	$49,524	$(4,019)	$(2,302)	$53,568

See accompanying notes to consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income	$7,878	$7,694	$7,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,080	976	902
Provision for loan losses	550	345	305
Deferred income tax provision (benefit)	341	(37)	581
Net amortization of investment securities	214	105	49
Equity in losses of limited partnerships	484	800	690
Stock based compensation expense	35	20	12
Net increase in unamortized loan costs	(160)	(185)	(31)
Proceeds from sales of loans held for sale	134,578	96,989	125,430
Origination of loans held for sale	(126,599)	(101,795)	(115,951)
Net gains on sales of loans held for sale	(2,871)	(2,097)	(2,305)
Net loss on disposals of premises and equipment	7	19	—
Net (gains) losses on sale of investment securities available-for-sale	(53)	(315)	1
Write-downs of impaired assets	42	23	178
Net gains on sales of other real estate owned	(29)	(134)	(8)
Decrease (increase) in accrued interest receivable	22	(191)	(124)
Amortization of core deposit intangible	171	171	171
(Increase) decrease in other assets	(1,387)	1,849	(1,510)
(Decrease) increase in other liabilities	(1,173)	(2,033)	2,293
Net cash provided by operating activities	13,130	2,204	17,818
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	3,579	10,423	9,696
Purchases	(4,080)	(5,062)	(5,387)
Investment securities held-to-maturity
Proceeds from maturities, calls and paydowns	2,000	6,000	500
Purchases	—	(2,000)	(6,214)
Investment securities available-for-sale
Proceeds from sales	11,540	7,420	1,020
Proceeds from maturities, calls and paydowns	7,020	4,307	4,739
Purchases	(27,416)	(21,921)	(21,009)
Net increase in loans	(20,713)	(19,369)	(17,641)
Recoveries of loans charged off	83	42	87
Purchases of premises and equipment	(2,289)	(2,170)	(1,291)
Investments in limited partnerships	(32)	(354)	—
Purchase of company-owned life insurance	(5,000)	—	—
Redemption (purchase) of nonmarketable equity securities	120	—	(77)
Proceeds from sales of other real estate owned	342	536	598
Net cash used in investing activities	(34,846)	(22,148)	(34,979)

Cash Flows From Financing Activities
Advances of long-term debt	—	—	2,000
Repayment of long-term debt	(294)	(3,589)	(1,932)
Net (decrease) increase in short-term borrowings outstanding	(5,260)	5,491	(2,599)
Net increase in noninterest bearing deposits	9,441	3,138	3,532
Net increase (decrease) in interest bearing deposits	7,481	33,108	(3,891)
Net (decrease) increase in time deposits	(8,578)	(2,536)	8,720
Issuance of common stock	53	39	63
Purchase of treasury stock	(94)	(45)	(21)
Dividends paid	(4,816)	(4,637)	(4,502)
Net cash (used in) provided by financing activities	(2,067)	30,969	1,370
Net (decrease) increase in cash and cash equivalents	(23,783)	11,025	(15,791)
Cash and cash equivalents
Beginning of year	41,744	30,719	46,510
End of year	$17,961	$41,744	$30,719
Supplemental Disclosures of Cash Flow Information
Interest paid	$2,060	$2,146	$2,464
Income taxes paid	$2,040	$1,945	$1,350
Supplemental Schedule of Noncash Investing and Financing Activities
Other real estate acquired in settlement of loans	$59	$464	$572
Loans originated to finance the sale of other real estate owned	$—	$300	$100
Investment in limited partnerships acquired by capital contributions payable	$—	$151	$—

See accompanying notes to consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Significant Accounting Policies

Basis of financial statement presentation

The accounting and reporting policies of Union Bankshares, Inc. and the Subsidiary (the Company) are in conformity with GAAP and general practices within the banking industry. The following is a description of the more significant policies.

The consolidated financial statements include the accounts of Union Bankshares, Inc., and its wholly owned subsidiary, Union Bank headquartered in Morrisville, Vermont. All significant intercompany transactions and balances have been eliminated. The Company utilizes the accrual method of accounting for financial reporting purposes.

Certain amounts in the 2014 and 2013 financial statements have been reclassified to conform to the current year presentation.

The acronyms, abbreviations and capitalized terms identified below are used throughout this Form 10-K, including Part I, Part II and III. The following is provided to aid the reader and provide a reference page when reviewing this Form 10-K:

AFS:	Available-for-sale	HUD:	U.S. Department of Housing and Urban Development
ALCO:	Asset Liability Management Committee	ICS:	Insured Cash Sweeps of the Promontory Interfinancial Network
ALL:	Allowance for loan losses	IRS:	Internal Revenue Service
ASC:	Accounting Standards Codification	MBS:	Mortgage-backed security
ASU:	Accounting Standards Update	MPF:	Mortgage Partnership Finance Program
BHCA:	Bank Holding Company Act of 1956	MSRs:	Mortgage Servicing rights
Board:	Board of Directors	NASDAQ:	NASDAQ Global Security Market
bp or bps:	Basis point(s)	OAO:	Other assets owned
Branch Acquisition:	The acquisition of three New Hampshire branches in May 2011	OCI:	Other comprehensive income (loss)
CDARS:	Certificate of Deposit Accounts Registry Service of the Promontory Interfinancial Network	OFAC:	U.S. Office of Foreign Assets Control
CFPB:	Consumer Financial Protection Bureau	OREO:	Other real estate owned
COLI:	Company-Owned Life Insurance	OTTI:	Other-than-temporary impairment
Company:	Union Bankshares, Inc. and Subsidiary	OTT:	Other-than-temporary
DFR:	Vermont Department of Financial Regulation	Plan:	The Union Bank Pension Plan
Dodd-Frank Act:	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	RD:	USDA Rural Development
FASB:	Financial Accounting Standards Board	SBA:	U.S. Small Business Administration
FDIC:	Federal Deposit Insurance Corporation	SEC:	U.S. Securities and Exchange Commission
FDICIA:	The Federal Deposit Insurance Corporation Improvement Act of 1991	SOX Act:	Sarbanes Oxley Act of 2002
FHA:	U.S. Federal Housing Administration	TDR:	Troubled-debt restructuring
FHLB:	Federal Home Loan Bank of Boston	Union:	Union Bank, the sole subsidiary of Union Bankshares, Inc
FRB:	Federal Reserve Board	USDA:	U.S. Department of Agriculture
Fannie Mae:	Federal National Mortgage Association	VA:	U.S. Veterans Administration
FHLMC/Freddie Mac:	Federal Home Loan Mortgage Corporation	2006 Plan:	Executive Nonqualified Excess Plan
GAAP:	Generally accepted accounting principles in the United States	2008 Plan:	2008 Amended and Restated Nonqualified Deferred Compensation Plan
GLBA:	Gramm-Leach-Bliley Financial Modernization Act of 1999	2008 ISO Plan:	2008 Incentive Stock Option Plan of the Company
HTM:	Held-to-maturity	2014 Equity Plan:	2014 Equity Incentive Plan

Nature of operations

The Company provides a variety of financial services to individuals, municipalities, commercial and nonprofit customers through its branches, ATMs, telebanking, mobile and internet banking systems in northern Vermont and New Hampshire. This market area encompasses primarily retail consumers, small businesses, municipalities, agricultural producers and the tourism industry. The Company's primary deposit products are checking accounts, savings accounts, money market accounts, certificates of deposit and individual retirement accounts and its primary lending products are commercial, real estate, municipal and consumer loans. The Company also offers fiduciary and asset management services through its Asset Management Group, an unincorporated division of Union.

Concentration of risk

The Company's operations are affected by various risk factors, including liquidity risk, interest rate risk, credit risk, fraud risk and risk from geographic concentration of its deposit taking and lending activities. Management attempts to manage interest rate risk through various asset/liability management techniques designed to match maturities/repricing of assets and liabilities. Loan policies and administration are designed to provide assurance that loans will only be granted to creditworthy borrowers, although credit losses are expected to occur because of subjective factors and factors beyond the control of the Company. Although national economic conditions have been volatile during the last few years, local economic conditions have been somewhat more stable. The Company has a diversified loan portfolio with a substantial portion of the Company's loans secured by real estate and/or partially guaranteed by a U.S. Government agency. Most of its lending activities are conducted within the northern Vermont and New Hampshire market area where its banking offices are located. As a result, the Company and its borrowers may be especially vulnerable to the consequences of changes in the local economy and real estate market conditions. Notes 5 and 6 discuss the types of lending in which the Company engages.

Use of estimates in preparation of consolidated financial statements

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

Loan interest income is accrued daily on outstanding balances. The following accounting policies, related to accrual and nonaccrual loans, apply to all portfolio segments and loan classes, which the Company considers to be the same. The accrual of interest is normally discontinued when a loan is specifically determined to be impaired and/or management believes, after considering collection efforts and other factors, that the borrower's financial condition is such that collection of interest is doubtful. Generally, any unpaid interest previously accrued on those loans is reversed against current period interest income. A loan may be restored to accrual status when its financial status has significantly improved and there is no principal or interest past due. A loan may also be restored to accrual status if the borrower makes six consecutive monthly payments or the lump sum equivalent. Income on nonaccrual loans is generally not recognized unless a loan is returned to accrual status or after all principal has been collected. Interest income generally is not recognized on impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are generally applied as a reduction of the loan principal balance. Delinquency status is determined based on contractual terms for all portfolio segments and loan classes. Loans past due 30 days or more are considered delinquent. Loans in foreclosure begins when a judgment has been received by the court.

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

The ALL consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. Loans are evaluated for impairment and may be classified as impaired when management believes it is probable that the Company will not collect all the contractual interest and principal payments as scheduled in the loan agreement. Impaired loans may also include troubled loans that are restructured. A TDR occurs when the Company, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that would otherwise not be granted. A TDR classification may result from the transfer of assets to the Company in partial satisfaction of a troubled loan, a modification of a loan's terms (such as reduction of stated interest rates below market rates, extension of maturity that does not conform to the Company's policies, reduction of the face amount of the loan, reduction of accrued interest, or reduction or deferment of loan payments), or a combination. A specific reserve amount is allocated to the ALL for individual loans that have been classified as impaired based on management's estimate of the fair value of the collateral for collateral dependent loans, an observable market price, or the present value of anticipated future cash flows. The Company accounts for the change in present value attributable to the passage of time in the loan loss reserve. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer, real estate or small balance commercial loans for impairment evaluation, unless such loans are subject to a restructuring agreement or have been identified as impaired as part of a larger customer relationship. Management has established the threshold for individual impairment evaluation for commercial loans with balances greater than $500 thousand, based on an evaluation of the Company's historical loss experience on substandard commercial loans.

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

•
Construction real estate - Loans in this segment include residential and commercial construction properties, commercial real estate development loans (while in the construction phase of the projects), land and land development loans. Repayment is dependent on the credit quality of the individual borrower and/or the underlying cash flows generated by the properties being constructed. The overall health of the economy, including unemployment rates, housing prices, vacancy rates and material costs, could have an effect on the credit quality of this segment.

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

Federal Home Loan Bank stock

As a member of the FHLB, Union is required to invest in Class B common stock of the FHLB. The Class B common stock has a five year notice requirement for redemption and there is no guarantee of future redemption. Also, there is the possibility of future capital calls by the FHLB on member banks to ensure compliance with its capital plan. FHLB stock is reported in Other assets at its par value of $1.9 million at December 31, 2015 and $2.0 million at December 31, 2014. The stock is nonmarketable, and is redeemable by the FHLB at par value.

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

Investment in real estate limited partnerships

The Company has purchased various limited partnership interests in affordable housing partnerships. These partnerships were established to acquire, own and rent residential housing for elderly, low or moderate income residents in northern Vermont or in New Hampshire. Under current accounting rules, the investments are accounted for under a method approximating the equity method of accounting. These equity investments are recorded at cost and adjusted for the Company's proportionate share of the partnerships' undistributed earnings or losses through the consolidated statement of income.

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

Earnings per common share

Earnings per common share for the period are computed based on the weighted average number of shares of common stock issued, retroactively adjusted for stock splits and stock dividends, if any, and reduced for shares held in treasury. The weighted average shares outstanding were 4,458,037, 4,458,393, and 4,457,261for the years ended December 31, 2015, 2014, and 2013 respectively. There were incentive stock options with respect to 11,000 shares, 13,500 shares, and 14,500 shares outstanding at December 31, 2015, December 31, 2014, and December 31, 2013, respectively, excluded from the computation of diluted earnings per share since dilution resulting from these stock options would be immaterial.

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

Comprehensive income (loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income or loss. Certain changes in assets and liabilities, such as the after tax effect of unrealized gains and losses on investment securities AFS that are not OTTI and the unfunded liability for the defined benefit pension plan, are not reflected in the consolidated statement of income. The cumulative effect of such items, net of tax effect, is reported as a separate component of the equity section of the consolidated balance sheet (Accumulated OCI). OCI, along with net income, comprises the Company's total comprehensive income or loss.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU is effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2018. Management has reviewed the ASU and does not believe that it will have a material effect on the Company's consolidated financial position or results of operations.

Note 2.  Restrictions on Cash and Cash Equivalents

The nature of the Company's business requires that it maintain amounts due from correspondent banks which, at times, may exceed federally insured limits. The balances in these accounts at December 31, were as follows:

	2015	2014
	(Dollars in thousands)
Noninterest bearing accounts	$315	$724
Federal Reserve Bank of Boston	13,530	36,550
FHLB of Boston	253	572

No losses have been experienced in these accounts and the Company believes it is not exposed to any significant risk with respect to the accounts.

The Company had no requirement to maintain contracted clearing balances at December 31, 2015 or 2014. Balances at the Federal Reserve Bank of Boston and a portion of the funds at the FHLB are classified as overnight deposits as they earn interest. The Company is required to maintain vault cash or noninterest bearing reserve balances with Federal Reserve Bank of Boston. Total reserve balances required at December 31, 2015 and 2014 were $726 thousand and $738 thousand, respectively, which were both satisfied by vault cash.

Note 3.  Interest Bearing Deposits in Banks

Interest bearing deposits in banks consist of certificates of deposit purchased from various financial institutions. Deposits at each institution are generally maintained at or below the FDIC insurable limit of $250 thousand. Certificates are held with rates ranging from 0.50% to 2.55% and mature at various dates through 2028, with $3.1 million scheduled to mature in 2016.

Note 4. Investment Securities
Investment securities as of the balance sheet dates consisted of the following:

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$10,805	$30	$(143)	$10,692
Agency MBS	11,083	39	(64)	11,058
State and political subdivisions	19,653	404	(25)	20,032
Corporate	12,266	76	(359)	11,983
Total debt securities	53,807	549	(591)	53,765
Mutual funds	345	—	—	345
Total	$54,152	$549	$(591)	$54,110
Held-to-maturity
U.S. Government-sponsored enterprises	$5,217	$—	$(101)	$5,116

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$15,563	$23	$(145)	$15,441
Agency MBS	6,516	92	(15)	6,593
State and political subdivisions	15,800	355	(52)	16,103
Corporate	7,243	98	(66)	7,275
Total debt securities	45,122	568	(278)	45,412
Mutual funds	337	—	—	337
Total	$45,459	$568	$(278)	$45,749
Held-to-maturity
U.S. Government-sponsored enterprises	$7,215	$—	$(161)	$7,054

Investment securities with a carrying amount of $25.7 million and $6.5 million at December 31, 2015 and 2014, respectively, were pledged as collateral for public deposits, customer repurchase agreements and for other purposes as required or permitted by law.

Information pertaining to all investment securities with gross unrealized losses as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

December 31, 2015	Less Than 12 Months			12 Months and Over			Total
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
		(Dollars in thousands)
Debt securities:
U.S. Government-sponsored enterprises	12	$9,081	$(157)	5	$3,607	$(87)	17	$12,688	$(244)
Agency MBS	12	7,459	(58)	1	259	(6)	13	7,718	(64)
State and political subdivisions	4	1,512	(14)	2	785	(11)	6	2,297	(25)
Corporate	12	5,750	(277)	4	1,632	(82)	16	7,382	(359)
Total	40	$23,802	$(506)	12	$6,283	$(186)	52	$30,085	$(692)

December 31, 2014	Less Than 12 Months			12 Months and Over			Total
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
		(Dollars in thousands)
Debt securities:
U.S. Government-sponsored enterprises	6	$4,431	$(16)	14	$12,307	$(290)	20	$16,738	$(306)
Agency MBS	2	611	(10)	2	810	(5)	4	1,421	(15)
State and political subdivisions	7	2,326	(40)	3	878	(12)	10	3,204	(52)
Corporate	3	1,181	(21)	3	1,472	(45)	6	2,653	(66)
Total	18	$8,549	$(87)	22	$15,467	$(352)	40	$24,016	$(439)

The Company has the ability to hold the investment securities that had unrealized losses at December 31, 2015 for the foreseeable future and no declines were deemed by management to be OTT.

The following table present the proceeds, gross gains, and gross losses from the sale of available-for-sale securities:

	For The Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Proceeds	$11,540	$7,420	$1,020
Gross gains	66	393	3
Gross losses	(13)	(78)	(4)
Net gains (losses)	$53	$315	$(1)

The amortized cost and estimated fair value of debt securities by contractual scheduled maturity as of December 31, 2015, were as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Available-for-sale
Due in one year or less	$360	$360
Due from one to five years	4,522	4,553
Due from five to ten years	24,541	24,535
Due after ten years	13,301	13,259
	42,724	42,707
Agency MBS	11,083	11,058
Total debt securities available-for-sale	$53,807	$53,765
Held-to-maturity
Due from one to five years	$998	$993
Due from five to ten years	1,000	992
Due after ten years	3,219	3,131
Total debt securities held-to-maturity	$5,217	$5,116

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

Note 5.  Loans Held for Sale and Loan Servicing

At December 31, 2015 and 2014, Loans held for sale consisted of conventional residential mortgages originated for subsequent sale. At December 31, 2015 and 2014, the estimated fair value of these loans was in excess of their carrying value, and therefore no valuation reserve was necessary for loans held for sale.

Commercial and mortgage loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balance of commercial and mortgage loans serviced for others was $422.3 million and $365.4 million at December 31, 2015 and 2014, respectively. Loans sold during 2015 consisted of $131.7 million in residential loans, resulting in $2.9 million of net gains realized on the sale of those loans. There were $94.9 million in residential loans sold in 2014, resulting in net gains of $2.1 million. No commercial loans were sold during 2015, 2014 or 2013. There were $123.1 million in residential loans sold in 2013, resulting in net gains of $2.3 million. There were no obligations to repurchase loans for any amount at December 31, 2015, but there were contractual risk sharing commitments on certain sold loans totaling $595 thousand as of such date.

The Company generally retains the servicing rights on loans sold. At December 31, 2015 and 2014, the unamortized balance of servicing rights on loans sold with servicing retained was $1.5 million and $1.4 million, respectively, included in Other assets. The estimated fair value of these servicing rights was in excess of their carrying value at both December 31, 2015 and 2014, and therefore no impairment reserve was necessary. Loan servicing rights of $839 thousand, $571 thousand and $737 thousand were capitalized in 2015, 2014 and 2013, respectively. Amortization of servicing rights was $670 thousand, $528 thousand and $507 thousand for 2015, 2014 and 2013, respectively. The net capitalization and amortization of MSRs is included in Other income.

Note 6.  Loans
The composition of Net loans at December 31, was as follows:

	2015	2014
	(Dollars in thousands)
Residential real estate	$165,396	$165,475
Construction real estate	42,889	37,258
Commercial real estate	230,442	211,710
Commercial	21,397	20,620
Consumer	3,963	4,435
Municipal	36,419	40,480
Gross loans	500,506	479,978
Allowance for loan losses	(5,201)	(4,694)
Net deferred loan costs	515	355
Net loans	$495,820	$475,639

The loans purchased in the 2011 Branch Acquisition were initially recorded at $32.9 million, the estimated fair value at the time of purchase. The estimated fair value contained both accretable and nonaccretable components. The accretable component is amortized as an adjustment to the related loan yield over the average life of the loan. The nonaccretable component represents probable loss due to credit risk and is reviewed by management periodically and adjusted as deemed necessary. At the acquisition date, the fair value of the loans acquired resulted in an accretable loan premium component of $545 thousand, less a nonaccretable credit risk component of $318 thousand. Changes in the accretable and nonaccretable components have been charged to Interest and fees on loans on the Company's consolidated statements of income for the periods reported. There were no acquired loans at December 31, 2015 with the transfer of the remaining residential and commercial real estate acquired loan portfolios to the Bank's existing loan portfolios during 2015. The net carrying amount of the acquired loans at December 31, 2014 was $9.1 million and is included in the loan balances above.

The following table summarizes activity in the accretable loan premium component for the acquired loan portfolio:

	For The Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Balance at beginning of year	$292	$374	$454
Loan premium amortization	(72)	(80)	(80)
Changes in expected cash flows due to paydowns	(7)	2	—
Adjustment to transfer acquired loans into the Bank's existing loan portfolio	(213)	(4)	—
Balance at end of year	$—	$292	$374

The following table summarized activity in the nonaccretable credit risk component for the acquired loan portfolio:

	For The Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Balance at beginning of year	$193	$296	$296
Loss recognized on acquired residential loan	—	(24)	—
Adjustment to transfer acquired loans into the Bank's existing loan portfolio	(193)	(79)	—
Balance at end of year	$—	$193	$296

Residential real estate loans aggregating $17.2 million and $37.8 million at December 31, 2015 and 2014, respectively, were pledged as collateral on deposits of municipalities. Qualified first mortgages held by Union may also be pledged as collateral for borrowings from the FHLB under a blanket lien.

A summary of current, past due and nonaccrual loans as of the balance sheet dates follows:

December 31, 2015	Current	30-59 Days	60-89 Days	90 Days and over and accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$159,895	$2,034	$1,195	$368	$1,904	$165,396
Construction real estate	42,616	7	204	34	28	42,889
Commercial real estate	228,513	667	641	111	510	230,442
Commercial	20,977	—	20	321	79	21,397
Consumer	3,950	10	1	2	—	3,963
Municipal	36,419	—	—	—	—	36,419
Total	$492,370	$2,718	$2,061	$836	$2,521	$500,506

December 31, 2014	Current	30-59 Days	60-89 Days	90 Days and over and accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$159,430	$2,278	$1,342	$890	$1,535	$165,475
Construction real estate	37,075	112	10	—	61	37,258
Commercial real estate	207,325	2,194	173	1,454	564	211,710
Commercial	20,462	60	23	—	75	20,620
Consumer	4,391	36	8	—	—	4,435
Municipal	40,480	—	—	—	—	40,480
Total	$469,163	$4,680	$1,556	$2,344	$2,235	$479,978

There were three residential real estate loans totaling $99 thousand in process of foreclosure at December 31, 2015. Aggregate interest on nonaccrual loans not recognized was $1.2 million for the year ended December 31, 2015 and $1.1 million for the years ended December 31, 2014 and 2013.

Note 7.  Allowance for Loan Losses and Credit Quality

Changes in the ALL, by class of loans, were as follows for the years ended:

December 31, 2015	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2014	$1,330	$439	$2,417	$176	$27	$42	$263	$4,694
Provision (credit) for loan losses	136	47	375	46	12	(4)	(62)	550
Recoveries of amounts charged off	36	28	—	16	3	—	—	83
	1,502	514	2,792	238	42	38	201	5,327
Amounts charged off	(83)	—	—	(29)	(14)	—	—	(126)
Balance, December 31, 2015	$1,419	$514	$2,792	$209	$28	$38	$201	$5,201

December 31, 2014	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2013	$1,251	$390	$2,644	$163	$23	$35	$141	$4,647
Provision (credit) for loan losses	177	37	(93)	59	36	7	122	345
Recoveries of amounts charged off	1	12	8	8	13	—	—	42
	1,429	439	2,559	230	72	42	263	5,034
Amounts charged off	(99)	—	(142)	(54)	(45)	—	—	(340)
Balance, December 31, 2014	$1,330	$439	$2,417	$176	$27	$42	$263	$4,694

December 31, 2013	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2012	$1,291	$456	$2,532	$159	$39	$30	$150	$4,657
Provision (credit) for loan losses	293	(62)	77	22	(21)	5	(9)	305
Recoveries of amounts charged off	13	12	35	6	21	—	—	87
	1,597	406	2,644	187	39	35	141	5,049
Amounts charged off	(346)	(16)	—	(24)	(16)	—	—	(402)
Balance, December 31, 2013	$1,251	$390	$2,644	$163	$23	$35	$141	$4,647

The allocation of the ALL, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates were as follows:

December 31, 2015	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$109	$—	$227	$21	$—	$—	$—	$357
Collectively evaluated for impairment	1,310	514	2,565	188	28	38	201	4,844
Total allocated	$1,419	$514	$2,792	$209	$28	$38	$201	$5,201

December 31, 2014	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$73	$—	$70	$—	$—	$—	$—	$143
Collectively evaluated for impairment	1,257	439	2,347	176	27	42	263	4,551
Total allocated	$1,330	$439	$2,417	$176	$27	$42	$263	$4,694

Despite the allocation shown in the tables above, the ALL is general in nature and is available to absorb losses from any class of loan.

The recorded investment in loans, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates were as follows:

December 31, 2015	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,197	$92	$3,094	$493	$—	$—	$4,876
Collectively evaluated for impairment	164,199	42,797	227,348	20,904	3,963	36,419	495,630
Total	$165,396	$42,889	$230,442	$21,397	$3,963	$36,419	$500,506

December 31, 2014	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$950	$275	$3,332	$123	$—	$—	$4,680
Collectively evaluated for impairment	159,888	36,983	203,963	20,497	4,435	40,480	466,246
	160,838	37,258	207,295	20,620	4,435	40,480	470,926
Acquired loans	4,637	—	4,415	—	—	—	9,052
Total	$165,475	$37,258	$211,710	$20,620	$4,435	$40,480	$479,978

Risk and collateral ratings are assigned to loans and are subject to ongoing monitoring by lending and credit personnel with such ratings updated annually or more frequently if warranted. The following is an overview of the Company's loan rating system:

1-3 Rating - Pass

Risk-rating grades "1" through "3" comprise loans ranging from those with lower than average credit risk, defined as borrowers with high liquidity, excellent financial condition, strong management, favorable industry trends or loans secured by highly liquid assets, through those with marginal credit risk, defined as borrowers that, while creditworthy, exhibit some characteristics requiring special attention by the account officer.

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

The following tables summarize the loan ratings applied to the Company's loans by class as of the balance sheet dates:

December 31, 2015	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$150,535	$37,750	$175,438	$18,347	$3,902	$36,419	$422,391
Satisfactory/Monitor	11,329	4,968	49,745	2,384	61	—	68,487
Substandard	3,532	171	5,259	666	—	—	9,628
Total	$165,396	$42,889	$230,442	$21,397	$3,963	$36,419	$500,506

December 31, 2014	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$141,259	$31,519	$159,725	$18,960	$4,360	$40,480	$396,303
Satisfactory/Monitor	17,483	5,347	41,728	1,384	70	—	66,012
Substandard	2,096	392	5,842	276	5	—	8,611
	160,838	37,258	207,295	20,620	4,435	40,480	470,926
Acquired loans	4,637	—	4,415	—	—	—	9,052
Total	$165,475	$37,258	$211,710	$20,620	$4,435	$40,480	$479,978

Acquired loans are risk rated, as appropriate, according to the Company's loan rating system, but such ratings are not taken into account in establishing the ALL. Rather, in accordance with applicable accounting principles, acquired loans are initially recorded at fair value, determined based upon an estimate of the amount and timing of both principal and interest cash flows expected to be collected and discounted using a market interest rate, which includes an estimate of future credit losses expected to be incurred over the life of the portfolio. The primary credit quality indicator for acquired loans is whether there has been a decrease in expected cash flows. Monitoring of this portfolio is ongoing to determine if there is evidence of deterioration in credit quality since acquisition. As of December 31, 2015, all acquired loan portfolios had been transferred to the Bank's loan portfolios. As of December 31, 2014, there was no ALL for acquired loans.

The following table provides information with respect to impaired loans by class of loan as of and for the year ended December 31, 2015:

	December 31, 2015			For The Year Ended December 31, 2015
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$659	$668	$109
Commercial real estate	2,142	2,161	227
Commercial	493	493	21
With an allowance recorded	3,294	3,322	357

Residential real estate	538	697	—
Construction real estate	92	92	—
Commercial real estate	952	1,015	—
With no allowance recorded	1,582	1,804	—

Residential real estate	1,197	1,365	109	$942	$34
Construction real estate	92	92	—	162	19
Commercial real estate	3,094	3,176	227	3,523	219
Commercial	493	493	21	123	—
Total	$4,876	$5,126	$357	$4,750	$272
____________________

(1)	Does not reflect government guaranties on impaired loans as of December 31, 2015 totaling $606 thousand.

The following table provides information with respect to impaired loans by class of loan as of and for the year ended December 31, 2014:

	December 31, 2014			For The Year Ended December 31, 2014
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$537	$546	$73
Commercial real estate	2,127	2,136	70
With an allowance recorded	2,664	2,682	143

Residential real estate	413	602	—
Construction real estate	275	298	—
Commercial real estate	1,205	1,256	—
Commercial	123	172	—
With no allowance recorded	2,016	2,328	—

Residential real estate	950	1,148	73	$805	$26
Construction real estate	275	298	—	314	14
Commercial real estate	3,332	3,392	70	3,883	195
Commercial	123	172	—	106	7
Total	$4,680	$5,010	$143	$5,108	$242
____________________

(1)	Does not reflect government guaranties on impaired loans as of December 31, 2014 totaling $244 thousand.

The following table provides information with respect to impaired loans by class of loan as of and for the year ended December 31, 2013:

	December 31, 2013			For the Year Ended December 31, 2013
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$437	$451	$46
Construction real estate	322	322	13
Commercial real estate	2,534	2,534	278
With an allowance recorded	3,293	3,307	337

Residential real estate	384	612	—
Construction real estate	26	48	—
Commercial real estate	1,685	1,742	—
Commercial	109	109	—
With no allowance recorded	2,204	2,511	—

Residential real estate	821	1,063	46	$871	$19
Construction real estate	348	370	13	267	9
Commercial real estate	4,219	4,276	278	4,499	239
Commercial	109	109	—	118	7
Total	$5,497	$5,818	$337	$5,755	$274
____________________

(1)	Does not reflect government guaranties on impaired loans as of December 31, 2013 totaling $669 thousand.

The following is a summary of TDR loans by class of loan as of the balance sheet dates:

	December 31, 2015		December 31, 2014
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Residential real estate	11	$1,197	5	$704
Construction real estate	1	92	3	276
Commercial real estate	5	950	3	711
Commercial	2	493	—	—
Total	19	$2,732	11	$1,691

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

The following table provides new TDR activity by class of loan for the years ended December 31, 2015 and 2014:

	New TDRs During the			New TDRs During the
	Year Ended December 31, 2015			Year Ended December 31, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Residential real estate	6	$590	$597	1	$325	$325
Commercial real estate	2	281	281	2	1,018	1,068
Commercial	2	493	493	—	—	—

There were no TDR loans modified within the previous twelve months that had subsequently defaulted during the years ended December 31, 2015 or 2014. TDR loans are considered defaulted at 90 days past due.

At December 31, 2015 and 2014, the Company was not committed to lend any additional funds to borrowers whose loans were nonperforming, impaired or restructured.

Note 8.  Premises and Equipment
The major classes of premises and equipment and accumulated depreciation at December 31, were as follows:

	2015	2014
	(Dollars in thousands)
Land and land improvements	$2,617	$2,615
Building and improvements	12,288	10,710
Furniture and equipment	7,890	7,101
Construction in progress and deposits on equipment	442	1,246
	23,237	21,672
Less accumulated depreciation	(10,182)	(9,819)
	$13,055	$11,853
Depreciation included in Occupancy and Equipment expenses amounted to $1.1 million, $976 thousand and $902 thousand for the years ended December 31, 2015, 2014, and 2013, respectively.

The Company is obligated under noncancelable operating leases for premises that expire in various years through the year 2019. Options to renew for additional periods are available with these leases. Future minimum rental commitments for these leases with original or remaining terms of one year or more at December 31, 2015 were as follows:

(Dollars in thousands)
2016	$137
2017	89
2018	62
2019	26
$314
Rent expense for 2015, 2014 and 2013 amounted to $138 thousand, $123 thousand and $120 thousand, respectively. Occupancy expense is shown in the consolidated statements of income, net of rental income of $227 thousand, $224 thousand and $217 thousand in 2015, 2014 and 2013, respectively.

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

Amortization expense for the core deposit intangible was $171 thousand for 2015, 2014 and 2013 . The amortization expense is included in other noninterest expenses on the consolidated statement of income and is deductible for tax purposes. As of December 31, 2015, the remaining amortization expense related to the core deposit intangible, absent any future impairment, is expected to be as follows:

(Dollars in thousands)
2016	$171
2017	171
2018	171
2019	171
2020	171
Thereafter	70
Total	$925

Note 10.  Other Real Estate Owned

There were no properties in OREO at December 31, 2015 and three properties valued in the aggregate at $297 thousand in OREO at December 31, 2014, which is included in Other assets. There was an allowance for losses on OREO of $77 thousand at December 31, 2014, which has been netted out of the foregoing value and was charged to earnings in Other expenses in the applicable period.

Note 11.  Investment in Real Estate Limited Partnerships

The Company has purchased from time to time various limited partnership interests established to acquire, own and rent residential housing for elderly, low or moderate income individuals in northern Vermont and New Hampshire. The carrying values of investments carried at equity were $2.4 million and $2.8 million at December 31, 2015 and 2014, respectively. There was no capital contribution payable related to these investments at December 31, 2015. The capital contribution payable at December 31,

2014 was $151 thousand. The provision for undistributed net losses of the partnerships charged to earnings was $484 thousand for 2015, $800 thousand for 2014, and $690 thousand for 2013. In 2014, $144 thousand of the provision for undistributed net losses charged to earnings related to the exit from three limited partnerships that had reached the final year of tax credits and were near or at the end of the limited partnership compliance period under the applicable federal tax credit program. The federal income tax credits related to limited partnership investments were $564 thousand, $735 thousand, and $675 thousand for the years ended December 31, 2015, 2014 and 2013, respectively, and are recorded as a reduction of the Provision for income taxes.

Note 12. Deposits

The following is a summary of interest bearing deposits at December 31:

	2015	2014
	(Dollars in thousands)
Interest bearing checking accounts	$126,404	$121,950
Savings and money market accounts	183,799	180,772
Time deposits, $100,000 and over	88,640	92,758
Other time deposits	61,739	66,199
	$460,582	$461,679

The following is a summary of time deposits by maturity at December 31, 2015:

(Dollars in thousands)
2016	$109,557
2017	20,046
2018	14,649
2019	3,581
2020	2,546
$150,379

Time deposits of $54.8 million and $57.3 million meet or exceed the FDIC insurance limit of $250 thousand at December 31, 2015 and 2014, respectively.

Note 13. Borrowed Funds

Borrowed funds were comprised of option advance borrowings from the FHLB of $7.9 million and $13.2 million at December 31, 2015 and 2014, respectively, and secured customer repurchase agreement sweeps of $1.6 million and $1.9 million at December 31, 2015 and 2014, respectively.

The FHLB option advance borrowings are a mix of straight bullets, balloons and amortizers with maturities through 2018. All of the FHLB borrowings had fixed interest rates ranging from 0.99% to 5.32% at December 31, 2015 and 0.33% to 5.32% at December 31, 2014. The weighted average interest rates on the borrowings were 3.46% and 2.30% at December 31, 2015 and 2014, respectively.

The contractual payments due for FHLB option advance borrowings, as of December 31, 2015, were as follows:

(Dollars in thousands)
2016	$2,307
2017	870
2018	4,765
$7,942

As of December 31, 2015, the Bank's total FHLB borrowing capacity, based on its holdings of FHLB stock, was $23.2 million, of which $15.3 million was unused and available for additional borrowings of either a short-term or long-term nature.

Collateral on FHLB borrowings consists of FHLB stock purchased by Union, all funds placed on deposit with the FHLB, qualified first mortgages held by Union, and any additional holdings which may be pledged as security.

In addition to its borrowing arrangements with the FHLB, Union maintains preapproved Federal Funds lines of credit with correspondent banks totaling $12.0 million. Interest on these borrowings is payable daily and charged at the federal funds rate at the time of the borrowing. Union also maintains a repurchase agreement line of credit and has access to the Federal Reserve discount window. There were no outstanding borrowings on the Federal Funds purchase lines, repurchase agreement line, or at the discount window at December 31, 2015 or 2014.

Secured customer repurchase agreement sweeps are collateralized by U.S. Government-sponsored enterprise securities with a book value and fair value of $2.4 million at December 31, 2015 and with a book value and fair value of $3.0 million at December 31, 2014. The average daily balance of these repurchase agreement sweeps were $1.6 million during 2015 and 2014 with weighted average interest rates of 0.27% and 0.26%, during 2015 and 2014, respectively. The maximum borrowings outstanding on these agreements during 2015 and 2014 was $3.8 million and $3.4 million, respectively. These repurchase agreements mature the next business day and carried weighted average interest rates of 0.25% as of December 31, 2015 and 2014.

Note 14.  Income Taxes

The components of the Provision for income taxes for the years ended December 31, were as follows:

	2015	2014	2013
	(Dollars in thousands)
Current tax provision	$1,838	$2,010	$1,281
Deferred tax provision (benefit)	341	(37)	581
	$2,179	$1,973	$1,862

The total provision for income taxes differs from the amounts computed at the statutory federal income tax rate of 34% primarily due to the following for the years ended December 31:

	2015	2014	2013
	(Dollars in thousands)
Computed “expected” tax expense	$3,419	$3,287	$3,059
Tax exempt interest	(613)	(560)	(496)
Increase in cash surrender value of COLI	(96)	(42)	(44)
Tax credits	(564)	(735)	(675)
Other	33	23	18
	$2,179	$1,973	$1,862

Listed below are the significant components of the net deferred tax asset at December 31:

	2015	2014
	(Dollars in thousands)
Components of the deferred tax asset
Bad debts	$1,768	$1,517
Deferred compensation	338	360
Net pension liability	470	246
Core deposit intangible	89	69
Limited partnership investments	91	75
Unrealized loss on investment securities available-for-sale	14	—
Other	164	264
Total deferred tax asset	2,934	2,531

Components of the deferred tax liability
Depreciation	(819)	(559)
Mortgage servicing rights	(519)	(461)
Unrealized gain on investment securities available-for-sale	—	(99)
Goodwill	(231)	(181)
Total deferred tax liability	(1,569)	(1,300)
Net deferred tax asset	$1,365	$1,231

Deferred tax assets are recognized subject to management's judgment that it is more likely than not that the deferred tax asset will be realized. Based on the temporary taxable items, historical taxable income and estimates of future taxable income, the Company believes that it is more likely than not that the deferred tax assets at December 31, 2015 will be realized and therefore no valuation allowance is warranted.

Net deferred income tax assets are included in Other assets in the consolidated balance sheet at December 31, 2015 and 2014.

Based on management's evaluation, management has concluded that there were no significant uncertain tax positions requiring recognition in the Company's financial statements at December 31, 2015 and 2014. The Company's 2011 corporate tax return was audited by the IRS during 2013. There was no material adjustment to the Company's tax liability as a result of the audit. The Company's tax years ended December 31, 2012 through 2014 are open to examination by the IRS under the applicable statute of limitations. The 2015 tax return has not yet been filed.

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

There was no minimum required contribution under the ERISA guidelines for 2015 or 2014. Union measures defined benefit plan assets and obligations as of December 31, its fiscal year-end.

Union's policy is to accrue annually an amount equal to the actuarially calculated expense for future benefits. Information pertaining to the activity in the Plan is as follows:

Obligations and funded status at December 31:

	2015	2014
	(Dollars in thousands)
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$18,103	$15,963
Interest cost	680	757
Actuarial (gain) loss	(809)	2,460
Benefits paid	(797)	(1,077)
Projected benefit obligation at end of year	17,177	18,103

Change in fair value of plan assets
Fair value of plan assets at beginning of year	17,300	18,000
Actuarial (loss) gain on plan assets	(786)	377
Benefits paid	(797)	(1,077)
Fair value of plan assets at end of year	15,717	17,300
Net liability for pension benefits	$(1,460)	$(803)

	2015	2014
	(Dollars in thousands)
Accumulated benefit obligation at December 31	$17,177	$18,103

The impact of the Plan activity for 2015 and 2014 on OCI is detailed in Note 23.

The expected pension adjustment to AOCI in the upcoming fiscal year is $165 thousand, recognition of actuarial gain.

The Company uses the alternate amortization method for prior service costs, as provided in FASB ASC Topic 715, Employers' Accounting for Pensions.

Net periodic pension benefit for 2015, 2014 and 2013 consisted of the following components:

	2015	2014	2013
	(Dollars in thousands)
Interest cost on projected benefit obligation	$680	$757	$702
Expected return on plan assets	(1,144)	(1,193)	(1,010)
Amortization of net actuarial loss	56	—	189
Net periodic pension benefit	$(408)	$(436)	$(119)

The estimated net periodic pension benefit for 2016 is $170 thousand.

Weighted average assumptions used to determine pension benefit obligation were a discount rate of 4.17%, 3.83% and 4.84% for December 31, 2015, December 31, 2014 and December 31, 2013, respectively. No rate of compensation increase was utilized for 2015, 2014 or 2013 due to the freeze on benefit accruals.

Weighted average assumptions used to determine net periodic pension benefit for the years ended December 31, 2015, 2014 and 2013 were a discount rate of 3.83%, 4.84% and 3.95%, respectively, no rate of compensation increase for 2015, 2014 or 2013, and an expected long-term rate of return on plan assets of 6.75% for all three years.

The overall expected long-term rate of return on assets is consistent with future expected long-term rate of inflation assumptions as well as consideration of historical asset returns and the current financial marketplace. The return is more conservative than the Plan's long-term actual results and is at a level that management believes is sustainable. The 2015 pension benefit obligation discount rate is based on the Plan's expected benefit payment stream utilizing December 2015 benchmark pension liability index yield curve spot rates and a review of published high quality bond indices.

Union's Plan asset allocations at December 31, 2015 and 2014, by asset category based on their fair values were as follows:

Asset Category	2015	2014
Cash and cash equivalents	3.5%	3.4%
Interest bearing deposits in banks	0.8%	1.3%
Debt securities	31.2%	28.7%
Equity securities	64.3%	66.4%
Mutual and exchange traded funds	0.2%	0.2%
Total	100.0%	100.0%

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

There are no securities of the Company or Union held by the Plan. The assets of the Plan are managed by Union's Asset Management Group with the advice of the registered investment adviser engaged by Union's Asset Management Group, under the guidance of the Plan's Trustees. There are no estimated employer contributions for 2016.

The fair values of the Plan's investments at December 31, 2015 and 2014, segregated by fair value hierarchy level, are summarized below:

		Fair Value Measurements
		December 31, 2015
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Interest bearing deposits in banks	$131	$—	$131	$—
U.S. Government	341	341	—	—
Corporate bonds	4,569	2,003	2,566	—
Marketable equity securities:
Information technology	1,544	1,544	—	—
Financial	1,368	1,368	—	—
Industrials	945	945	—	—
Healthcare	1,746	1,746	—	—
Consumer	3,346	3,346	—	—
Energy	1,154	1,154	—	—
Mutual and exchange traded funds	573	573	—	—
Total	$15,717	$13,020	$2,697	$—

		Fair Value Measurements
		December 31, 2014
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Interest bearing deposits in banks	$232	$—	$232	$—
U.S. Government	347	347	—	—
Corporate bonds	4,628	2,476	2,152	—
Marketable equity securities:
Information technology	1,292	1,292	—	—
Financial	1,961	1,961	—	—
Industrials	952	952	—	—
Healthcare	2,519	2,519	—	—
Consumer	3,213	3,213	—	—
Energy	1,546	1,546	—	—
Mutual and exchange traded funds	610	610	—	—
Total	$17,300	$14,916	$2,384	$—

The fair values of the Plan assets are determined by an independent pricing service which, given the nature of the assets within the portfolio, is able to utilize quoted prices in an active market to value the majority of the assets held. The market inputs sought for assets without a specific quote listed, in approximate order of priority, include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications that vary by asset class. For certain security types, additional inputs may be used, or some standard inputs may not be applicable. There were no significant transfers in or out of Levels 1 and 2 for the year ended December 31, 2015.

The following table summarizes the estimated future benefit payments expected to be paid under the Plan:

(Dollars in thousands)
2016	$697
2017	728
2018	746
2019	760
2020	793
Years 2021 to 2025	4,348

Nonqualified Deferred Compensation Plans: The Company and Union have two nonqualified deferred compensation plans for directors and certain key officers. The 2008 Plan replaced a 1990 Plan that was not compliant with section 409A of the Internal Revenue Code. The Company accrued an expense of $8 thousand in 2015, 2014, and 2013 under the 2008 Plan. The benefit obligations under the 2008 Plan represent general unsecured obligations of the Company and no assets are segregated for such payments. However, the Company and Union have purchased life insurance contracts on the lives of each participant in order to recoup the funding costs of these benefits. The benefits accrued under the 2008 Plan aggregated $699 thousand and $772 thousand at December 31, 2015 and 2014, respectively, and are included in Accrued interest and other liabilities. The cash surrender value of the life insurance policies purchased to recoup the funding costs under the 2008 Plan aggregated $1.3 million at December 31, 2015 and 2014, and is included in Company-owned life insurance in the Company's consolidated balance sheets.

The 2006 Plan was adopted for directors and certain key officers. The 2006 Plan is a defined contribution plan which provides a means by which participants may elect to defer receipt of current compensation from the Company or its subsidiary in order to provide retirement or other benefits as selected in the individual adoption agreements. Participants may select among designated reference investments consisting of investment funds, with the performance of the participant's account mirroring the selected reference investment. Distributions are made only upon a qualifying distribution event, which may include a separation from service, death, disability or unforeseeable emergency, or upon a date specified in the participant's deferral election form. The 2006 Plan is intended to comply with the provisions of Section 409A of the Internal Revenue Code. The 2006 Plan is unfunded, representing a general unsecured obligation of the Company of $295 thousand and $285 thousand as of December 31, 2015 and 2014, respectively.

401(k) Plan: Union maintains a defined contribution 401(k) plan under which employees may elect to make tax deferred contributions of up to the IRS maximum from their annual salary. All employees meeting service requirements are eligible to participate in the plan. Union may make employer matching and profit-sharing contributions to the 401(k) plan at the discretion of the Board. Company contributions are fully vested after three years of service. Union amended its 401(k) plan effective January 1, 2013, to include "Safe Harbor" provisions requiring annual nondiscretionary minimum contributions to the plan for all eligible plan participants in an amount equal to 3% of eligible earnings of each eligible plan participant. Additionally, in 2015, 2014, and 2013 a discretionary profit-sharing contribution was made to the plan in an amount equal to 3% percent of each employee's eligible earnings as defined by the plan. The following table summarizes employer contributions for the years ended December 31, 2015, 2014, and 2013:

	2015	2014	2013
	(Dollars in thousands)
Employer matching	$200	$195	$203
Profit sharing	274	236	244
Safe harbor	264	262	272
Total	$738	$693	$719

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

The Company's 2008 ISO Plan was replaced by the 2014 Equity Plan. As of December 31, 2015, 5,000 options granted under the 2008 ISO Plan remained outstanding and exercisable, with the last of such options expiring in December 2020.

The exercise price of the options under both plans is equal to the market price of the stock at the date of grant; therefore, the intrinsic value of the options at the date of the grant is $0. All options have a one year requisite service period, vest after one year, and have a seven year contractual term. There were no options granted in 2015, 6,000 options granted in 2014 under the 2014 Equity Plan, and 6,000 options granted in 2013 under the 2008 ISO Plan. The compensation cost charged against income for the plans was $35 thousand for 2015, $20 thousand for 2014, and $12 thousand for 2013.

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

The following summarizes the option activity under the 2014 Equity Plan for the year ended December 31, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Period End Aggregate Intrinsic Value
Outstanding at January 1, 2015	6,000	$24.00
Exercised	—	—
Forfeited/Expired	—	—
Outstanding at December 31, 2015	6,000	$24.00	5.96	—
Exercisable at December 31, 2015	6,000	$24.00	5.96	—

The following summarizes the option activity under the 2008 ISO Plan for the year ended December 31, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Period End Aggregate Intrinsic Value
Outstanding at January 1, 2015	7,500	$21.04
Exercised	(2,500)	21.04
Forfeited/Expired	—	—
Outstanding at December 31, 2015	5,000	$21.04	4.52	—
Exercisable at December 31, 2015	5,000	$21.04	4.52	—

The following summarizes information regarding the proceeds received from the exercise of options:

	2015	2014	2013
	(Dollars in thousands)
Proceeds received	$53	$39	$63
Number of shares exercised	2,500	2,010	3,300
Weighted average price per share	$21.04	$19.60	$18.88
Total intrinsic value of options exercised	$9	$10	$7

As of December 31, 2015, there was no unrecognized compensation cost as all options under both plans are fully vested and exercisable.

Note 17.  Financial Instruments With Off-Balance-Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, interest rate caps and floors written on adjustable-rate loans, commitments to participate in or sell loans, commitments to buy or sell securities, guarantees on certain sold loans and risk-sharing commitments on certain sold loans under the MPF program with the FHLB. At December 31, 2015 and 2014, the Company had binding loan commitments to sell residential mortgages at fixed rates totaling $3.8 million and $1.4 million, respectively. The fair value of these commitments is not material to the Company's financial statements.

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

The Company generally requires collateral or other security to support financial instruments with credit risk. The following table shows financial instruments outstanding whose contract amount represents credit risk at December 31:

	Contract or Notional Amount
	2015	2014
	(Dollars in thousands)
Commitments to originate loans	$24,176	$27,538
Unused lines of credit	77,542	59,160
Standby and commercial letters of credit	1,614	1,725
Credit card arrangement	1,369	1,201
MPF credit enhancement obligation, net (See Note 18)	572	498
Commitment to purchase investment in a real estate limited partnership	980	—
Commitment to purchase investment securities	1,336	—
Total	$107,589	$90,122

Commitments to extend credit are agreements to lend to a customer at either a fixed or variable interest rate as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates within 90 days of the commitment. Unused lines of credit are generally renewable at least annually except for home equity lines which usually have a specified draw period followed by a specified repayment period. Unused lines may have other termination clauses and may require payment of a fee. The Company established an overdraft privilege program in the second quarter of 2015 in which qualifying customers were automatically assigned an overdraft limit of $400 or $1,000 for certain deposit accounts. The increase in unused lines of credit at December 31, 2015 from December 31, 2014 is primarily the result of the implementation of this program, with $11.0 million available at December 31, 2015 under this program.

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

The Company did not hold or issue derivative instruments or hedging instruments during the years ended December 31, 2015 and 2014.

Note 18. Commitments and Contingencies
Contingent Liabilities: The Company sells 1-4 family residential loans under the MPF program with FHLB (See Note 17). Under this program the Company shares in the credit risk of each mortgage, while receiving fee income in return. The Company is responsible for a Credit Enhancement Obligation based on the credit quality of these loans. FHLB funds a First Loss Account based on the Company's outstanding MPF mortgage balances. This creates a laddered approach to sharing in any losses. In the event of default, homeowner's equity and private mortgage insurance, if any, are the first sources of repayment; the FHLB First Loss Account funds are then utilized, followed by the member's Credit Enhancement Obligation, with the balance the responsibility of FHLB. These loans meet specific underwriting standards of the FHLB. As of December 31, 2015, the Company had sold $25.3 million in loans through the MPF program since inception of its participation in the program, with an outstanding balance of $16.9 million as of such date.

The volume of loans sold to the MPF program and the corresponding credit obligation are closely monitored by management. As of December 31, 2015 and 2014, the notional amount of the maximum contingent contractual liability related to this program was $595 thousand and $523 thousand, respectively, of which $23 thousand and $25 thousand had been recorded as a reserve through Accrued interest and other liabilities at December 31, 2015 and 2014, respectively.

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

Note 19. Fair Value Measurements and Disclosures
The following is a description of the valuation methodologies used for the Company’s assets that are measured on a recurring basis at estimated fair value:

Investment securities available-for-sale: The majority of the Company’s investment securities AFS have been valued utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service using market information. The fair value measurements consider observable data that may include market maker bids, quotes and pricing models. Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows. Mutual funds have been valued using unadjusted quoted prices from active markets and therefore have been classified as Level1.

Assets measured at fair value on a recurring basis at December 31, 2015 and 2014, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
December 31, 2015:
Investment securities available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$10,692	$—	$10,692	$—
Agency MBS	11,058	—	11,058	—
State and political subdivisions	20,032	—	20,032	—
Corporate	11,983	—	11,983	—
Total debt securities	53,765	—	53,765	—
Mutual funds	345	345	—	—
Total	$54,110	$345	$53,765	$—

December 31, 2014:
Investment securities available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$15,441	$—	$15,441	$—
Agency MBS	6,593	—	6,593	—
State and political subdivisions	16,103	—	16,103	—
Corporate	7,275	—	7,275	—
Total debt securities	45,412	—	45,412	—
Mutual funds	337	337	—	—
Total	$45,749	$337	$45,412	$—

There were no significant transfers in or out of Levels 1 and 2 for the year ended December 31, 2015. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as impaired loans, investment securities HTM, MSRs and OREO, were not considered material at December 31, 2015 or 2014. The Company has not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.

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

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	December 31, 2015
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$17,961	$17,961	$17,961	$—	$—
Interest bearing deposits in banks	12,753	12,610	—	12,610	—
Investment securities	59,327	59,226	345	58,881	—
Loans held for sale	5,635	5,745	—	5,745	—
Loans, net
Residential real estate	164,147	164,462	—	—	164,462
Construction real estate	42,419	41,956	—	—	41,956
Commercial real estate	227,686	230,282	—	—	230,282
Commercial	21,210	20,849	—	—	20,849
Consumer	3,939	4,032	—	—	4,032
Municipal	36,419	38,131	—	—	38,131
Accrued interest receivable	1,832	1,832	—	389	1,443
Nonmarketable equity securities	1,932	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	99,826	99,826	99,826	—	—
Interest bearing	310,203	310,200	—	310,200	—
Time	150,379	150,665	—	150,665	—
Borrowed funds
Short-term	3,622	3,621	3,621	—	—
Long-term	5,942	6,296	—	6,296	—
Accrued interest payable	269	269	—	269	—

	December 31, 2014
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$41,744	$41,744	$41,744	$—	$—
Interest bearing deposits in banks	12,252	12,248	—	12,248	—
Investment securities	52,964	52,803	337	52,466	—
Loans held for sale	10,743	11,036	—	11,036	—
Loans, net
Residential real estate	164,267	166,780	—	—	166,780
Construction real estate	36,847	36,876	—	—	36,876
Commercial real estate	209,187	214,184	—	—	214,184
Commercial	20,459	19,859	—	—	19,859
Consumer	4,411	4,379	—	—	4,379
Municipal	40,468	39,743	—	—	39,743
Accrued interest receivable	1,854	1,854	—	312	1,542
Nonmarketable equity securities	2,053	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	90,385	90,385	90,385	—	—
Interest bearing	302,722	302,723	—	302,723	—
Time	158,957	159,104	—	159,104	—
Borrowed funds
Short-term	6,882	6,882	6,882	—	—
Long-term	8,236	8,773	—	8,773	—
Accrued interest payable	304	304	—	304	—

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

Aggregate loan transactions with related parties for the years ended December 31 were as follows:

	2015	2014
	(Dollars in thousands)
Balance, January 1,	$909	$3,811
New loans and advances on lines	550	3,156
Repayments	(570)	(5,895)
Other, net	(382)	(163)
Balance, December 31,	$507	$909
Balance available on lines of credit or loan commitments	$636	$678

There were no loans to related parties that were past due, in nonaccrual status or have been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower, or that were considered classified at December 31, 2015 or 2014.

Deposit accounts with related parties were $1.1 million and $2.1 million at December 31, 2015 and 2014, respectively. Union's Asset Management Group also invested $779 thousand and $777 thousand in certificates of deposit with Union at December 31, 2015 and 2014, respectively.

Note 21.  Regulatory Capital Requirements

The Company (on a consolidated basis) and Union are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's and Union's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Union must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and Union's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

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

Management believes that, as of December 31, 2015 and 2014, the Company and Union met all capital adequacy requirements to which they were subject. As of December 31, 2015 and 2014, the most recent notification from the FDIC categorized Union as well capitalized under the regulatory framework for prompt corrective action as then in effect. The prompt corrective action capital category framework applies to FDIC insured depository institutions such as Union but does not apply directly to bank holding companies such as the Company. Under applicable regulations in effect as of December 31, 2015, to be categorized as well capitalized, an insured depository institution must maintain minimum total risk based, Tier I risk based, common equity Tier 1 risk based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the date of the most recent notification that management believes might result in an adverse change to Union's regulatory capital category. As a bank holding company, the Company is subject to substantially similar capital adequacy requirements of the FRB.

Union's and the Company's regulatory capital amounts and ratios as of the balance sheet dates are presented in the following tables:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2015
Total capital to risk weighted assets
Union	$58,094	13.37%	$34,761	8.00%	$43,451	10.00%
Company	58,478	13.42%	34,860	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets
Union	$52,893	12.17%	$26,077	6.00%	$34,769	8.00%
Company	53,277	12.22%	26,159	6.00%	N/A	N/A
Common Equity Tier 1 to risk weighted assets
Union	$52,893	12.17%	$19,558	4.50%	$28,250	6.50%
Company	53,277	12.22%	19,619	4.50%	N/A	N/A
Tier 1 capital to average assets
Union	$52,893	8.50%	$24,891	4.00%	$31,114	5.00%
Company	53,277	8.54%	24,954	4.00%	N/A	N/A

	Actual		Minimum For Capital Requirement		Minimum To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2014
Total capital to risk weighted assets
Union	$53,824	13.55%	$31,778	8.00%	$39,723	10.00%
Company	54,190	13.60%	31,876	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets
Union	$49,130	12.37%	$15,887	4.00%	$23,830	6.00%
Company	49,496	12.42%	15,941	4.00%	N/A	N/A
Tier 1 capital to average assets
Union	$49,130	8.06%	$24,382	4.00%	$30,478	5.00%
Company	49,496	8.11%	24,412	4.00%	N/A	N/A

Dividends paid by Union are the primary source of funds available to the Company for payment of dividends to its stockholders. Union is subject to certain requirements imposed by federal banking laws and regulations, which among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by Union to the Company.

Note 22.  Treasury Stock

The basis for the carrying value of the Company's treasury stock is the purchase price of the shares at the time of purchase. The Company maintains a limited stock repurchase plan which authorizes the repurchase of up to a fixed number of shares of its common stock each calendar quarter in open market purchases or privately negotiated transactions, as management may deem advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase program, which was initially adopted in 2010, was most recently reauthorized in January 2016 and will expire on December 31, 2016 unless reauthorized. For 2016, the share repurchase authorization under the plan was increased from 2,500 shares per quarter to 3,000 shares per quarter. The Company repurchased 3,753 shares under this program, at a total cost of $94 thousand during 2015, while

1,939 shares, at a total cost of $45 thousand were repurchased under the program during 2014. Since inception, the Company has repurchased 13,541 shares of its common stock at prices ranging from $17.86 to $25.57 per share, at a total cost of $286 thousand.

Note 23. Other Comprehensive Loss
The components of Accumulated OCI, net of tax, at December 31 were:

	2015	2014
	(Dollars in thousands)
Net unrealized (loss) gain on investment securities available-for-sale	$(27)	$192
Defined benefit pension plan net unrealized actuarial loss	(2,275)	(1,572)
Total	$(2,302)	$(1,380)

The following table discloses the tax effects allocated to each component of OCI for the years ended:

	December 31, 2015			December 31, 2014
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
	(Dollars in thousands)
Investment securities available-for-sale:
Net unrealized holding (losses) gains arising during the period on investment securities available-for-sale	$(279)	$95	$(184)	$1,383	$(470)	$913
Reclassification adjustment for net gains on investment securities available-for-sale realized in net income	(53)	18	(35)	(315)	107	(208)
Total	(332)	113	(219)	1,068	(363)	705
Defined benefit pension plan:
Net actuarial loss arising during the period	(1,121)	381	(740)	(3,276)	1,114	(2,162)
Reclassification adjustment for amortization of net actuarial loss realized in net income	56	(19)	37	—	—	—
Total	(1,065)	362	(703)	(3,276)	1,114	(2,162)
Total other comprehensive loss	$(1,397)	$475	$(922)	$(2,208)	$751	$(1,457)

The following table discloses information concerning the reclassification adjustments from OCI for the years ended December 31:

Reclassification Adjustment Description	2015	2014	Affected Line Item in Consolidated Statements of Income
	(Dollars in thousands)
Investment securities available-for-sale:
Net gains on investment securities available-for-sale	$(53)	$(315)	Net gains on sales of investment securities available-for-sale
Tax benefit	18	107	Provision for income taxes
	(35)	(208)	Net income
Defined benefit pension plan:
Net actuarial loss	56	—	Pension and other employee benefits
Tax expense	(19)	—	Provision for income taxes
	37	—	Net income
Total reclassifications	$2	$(208)	Net income

Note 24. Subsequent Events
Events occurring subsequent to December 31, 2015 have been evaluated as to their potential impact to the consolidated financial statements.

On January 20, 2016, Union Bankshares, Inc. declared a $0.27 per share regular quarterly cash dividend payable February 9, 2016 to stockholders of record on January 30, 2016.

Note 25.  Condensed Financial Information (Parent Company Only)
The following condensed financial statements are for Union Bankshares, Inc. (Parent Company Only), and should be read in conjunction with the consolidated financial statements of Union Bankshares, Inc. and Subsidiary.
UNION BANKSHARES, INC. (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS
December 31, 2015 and 2014

	2015	2014
	(Dollars in thousands)
ASSETS
Cash	$57	$41
Investment securities available-for-sale	110	126
Investment in subsidiary - Union	53,184	51,068
Other assets	941	991
Total assets	$54,292	$52,226
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Other liabilities	$724	$792
Total liabilities	724	792
STOCKHOLDERS' EQUITY
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,931,796 shares issued at December 31, 2015 and 4,929,296 shares issued at December 31, 2014	9,864	9,859
Additional paid-in capital	501	418
Retained earnings	49,524	46,462
Treasury stock at cost; 474,619 shares at December 31, 2015 and 470,866 shares at December 31, 2014	(4,019)	(3,925)
Accumulated other comprehensive loss	(2,302)	(1,380)
Total stockholders' equity	53,568	51,434
Total liabilities and stockholders' equity	$54,292	$52,226
The investment in subsidiary is carried under the equity method of accounting. The investment in subsidiary and cash, which is on deposit with Union, have been eliminated in consolidation.

UNION BANKSHARES, INC. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF INCOME
Years Ended December 31, 2015, 2014, and 2013

	2015	2014	2013
	(Dollars in thousands)
Revenues
Dividends - bank subsidiary - Union	$5,100	$4,950	$4,710
Other income	25	52	33
Total revenues	5,125	5,002	4,743
Expenses
Interest	23	32	31
Stock based compensation expense	35	20	12
Administrative and other	351	401	323
Total expenses	409	453	366
Income before applicable income tax benefit and equity in undistributed net income of subsidiary	4,716	4,549	4,377
Applicable income tax benefit	(124)	(134)	(114)
Income before equity in undistributed net income of subsidiary	4,840	4,683	4,491
Equity in undistributed net income - Union	3,038	3,011	2,644
Net income	$7,878	$7,694	$7,135
UNION BANKSHARES, INC. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2015, 2014, and 2013

	2015	2014	2013
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,878	$7,694	$7,135
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of Union	(3,038)	(3,011)	(2,644)
Stock based compensation expense	35	20	12
Net gains on sale of investment securities available-for-sale	—	(20)	—
Decrease (increase) in other assets	50	(71)	(38)
(Decrease) increase in other liabilities	(67)	30	(34)
Net cash provided by operating activities	4,858	4,642	4,431
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investment securities available-for-sale	16	56	—
Purchases of investment securities available-for-sale	(1)	(17)	(14)
Net cash provided by (used in) investing activities	15	39	(14)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(4,816)	(4,637)	(4,502)
Issuance of common stock	53	39	63
Purchase of treasury stock	(94)	(45)	(21)
Net cash used in financing activities	(4,857)	(4,643)	(4,460)
Net increase (decrease) in cash	16	38	(43)
CASH
Beginning of year	41	3	46
End of year	$57	$41	$3
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Interest paid	$23	$31	$31

Note 26.  Quarterly Financial Data (Unaudited)

A summary of consolidated financial data for each of the four quarters of 2015, 2014 and 2013 is presented below:

	Quarters in 2015 Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	(Dollars in thousands, except per share data)
Interest and dividend income	$6,117	$6,276	$6,373	$6,378
Interest expense	565	521	461	478
Net interest income	5,552	5,755	5,912	5,900
Provision for loan losses	100	150	150	150
Noninterest income	2,335	2,526	2,533	2,398
Noninterest expenses	5,390	5,556	5,674	5,684
Net income	1,884	2,017	2,050	1,927
Earnings per common share	$0.42	$0.46	$0.45	$0.44

	Quarters in 2014 Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	(Dollars in thousands, except per share data)
Interest and dividend income	$6,112	$6,184	$6,258	$6,298
Interest expense	577	529	528	521
Net interest income	5,535	5,655	5,730	5,777
Provision for loan losses	75	75	150	45
Noninterest income	1,953	2,126	2,709	2,121
Noninterest expenses	5,179	5,286	5,552	5,577
Net income	1,764	1,919	2,126	1,885
Earnings per common share	$0.40	$0.43	$0.47	$0.43

	Quarters in 2013 Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	(Dollars in thousands, except per share data)
Interest and dividend income	$5,937	$6,079	$6,232	$6,233
Interest expense	648	613	609	589
Net interest income	5,289	5,466	5,623	5,644
Provision for loan losses	60	75	95	75
Noninterest income	2,151	2,120	2,199	2,039
Noninterest expenses	5,174	5,222	5,109	5,724
Net income	1,737	1,797	2,073	1,528
Earnings per common share	$0.39	$0.40	$0.47	$0.34

Note 27. Other Noninterest Income and Other Noninterest Expenses

There are no components of other noninterest income which are in excess of one percent of total revenues for the years ended December 31, 2015, 2014, and 2013. The components of other noninterest expenses which are in excess of one percent of total revenues for the years ended December 31, 2015, 2014, and 2013 are as follows:

	2015	2014	2013
	(Dollars in thousands)
Expenses
ATM and debit card expense	$783	$695	$795
Supplies and printing	305	480	351
Communications	274	298	339
Advertising and public relations	456	305	364
Vermont franchise tax	538	508	489
FDIC insurance assessment	345	348	306
Professional fees	641	617	512
Equity in losses of limited partnerships	484	800	690
Trust expenses	379	377	293
Other expenses	2,451	2,652	2,596
Total other expenses	$6,656	$7,080	$6,735

Independent Registered Public Accounting Firm Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Union Bankshares, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Union Bankshares, Inc. and Subsidiary (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years in the three year period ended December 31, 2015. We have also audited Union Bankshares, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Union Bankshares, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U. S. generally accepted accounting principles (GAAP). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Union Bankshares, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three year period ending December 31, 2015, in conformity with GAAP. Also, in our opinion, Union Bankshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in COSO.

Portland, Maine
March 15, 2016
Vermont Registration No. 92-0000278

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company's chief executive officer and chief financial officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2015. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.

Management's Report on Internal Control Over Financial Reporting. The Company's management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f). The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the evaluation, the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2015.

Berry Dunn McNeil & Parker, LLC, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its written attestation report on management’s assessment of the Company’s internal control over financial reporting. This report can be found on page 91.

There have been no changes in the Company's internal controls over financial reporting during the fourth quarter of 2015 that have materially affected, or that are reasonably likely to materially affect, the Company's internal controls over financial reporting. While the Company believes that its existing disclosure controls and procedures have been effective to accomplish these objectives, the Company intends to continue to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

Item 9B. Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information from the Company's Proxy Statement for the 2016 Annual Meeting of Shareholders is hereby incorporated by reference:

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

Information regarding the composition and meetings of the Audit Committee under the caption "PROPOSAL I: TO ELECT DIRECTORS - Board Committees and Corporate Governance - Audit Committee."

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

Item 11. Executive Compensation

The following information from the Company's Proxy Statement for the 2016 Annual Meeting of Shareholders is hereby incorporated by reference:

Information regarding compensation of directors under the caption “PROPOSAL I: TO ELECT DIRECTORS - Directors' Compensation”.

Information regarding executive officer and named executive compensation and benefit plans under the captions - "COMPENSATION DISCUSSION AND ANALYSIS," “EXECUTIVE COMPENSATION” and "COMPENSATION COMMITTEE REPORT".

Information regarding management interlocks and certain transactions under the caption “PROPOSAL I: TO ELECT DIRECTORS - Compensation Committee Interlocks and Insider Participation”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following information from the Company's Proxy Statement for the 2016 Annual Meeting of Shareholders is hereby incorporated by reference:

Information regarding the share ownership of management and principal shareholders under the caption “SHARE OWNERSHIP INFORMATION - Share Ownership of Management and Principal Holders”.

The following table summarizes certain information regarding securities available for issuance under the Company's equity compensation plans as of December 31, 2015:

Equity Compensation Plan Information as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a) (1)	(b)	(c) (2)

Equity compensation plans approved by security holders	11,000	22.36	40,892
Equity compensation plans not approved by security holders	—	—	—

Total	11,000	$22.36	40,892
(1) Includes 5,000 shares issuable upon exercise of incentive stock options granted under the 2008 ISO Plan and 6,000 shares issuable upon incentive stock options granted under the 2014 Equity Plan.
(2) All of such shares are available for issuance pursuant to future awards under the 2014 Equity Plan. Total shown is net of 1,865 shares issuable pursuant to restricted stock units (“RSUs”) granted under the 2014 Equity Plan for which 2015 performance conditions have been satisfied but which are also subject to time-based vesting conditions and an additional 1,243 shares issuable under RSUs granted under such Plan which are subject to time-based vesting conditions.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

The following information from the Company's Proxy Statement for the 2016 Annual Meeting of Shareholders is hereby incorporated by reference:

Information regarding transactions with management and directors under the caption “PROPOSAL I: TO ELECT DIRECTORS - Transactions with Management and Directors”.

Information regarding Director independence under the caption "PROPOSAL I: TO ELECT DIRECTORS - Director Independence."

Item 14. Principal Accountant Fees and Services

The following information from the Company's Proxy Statement for the 2016 Annual Meeting of Shareholders is hereby incorporated by reference:

Information on fees paid to the Independent Auditors set forth under the caption “PROPOSAL 3: RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS - Fees Paid to Independent Auditors”.

Description of Audit Committee pre-approval guidelines set forth under the caption “PROPOSAL 3: RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS - Fees Paid to Independent Auditors”.

PART IV
Item 15. Exhibits, Financial Statement Schedules
Documents Filed as Part of this Report:

(1)	The following consolidated financial statements are included:

1)	Consolidated Balance Sheets at December 31, 2015 and 2014

2)	Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013

3)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013

4)	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2015, 2014 and 2013

5)	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

6)	Notes to the Consolidated Financial Statements

7)	Report of Independent Registered Public Accounting Firm

(2)	The following exhibits are either filed herewith as part of this report, or are incorporated herein by reference:

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
10.7
Union Bankshares, Inc. 2014 Equity Incentive Plan, previously filed with the Commission on April 15, 2014 as Appendix A to the Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders and incorporated herein by reference.*

10.8
Change in Control Agreement dated June 2, 2014, between Union Bank and David S. Silverman, previously filed with the Commission on June 4, 2014 as Exhibit 10.1 to Form 8-K and incorporated herein by reference.*

10.9
Change in Control Agreement dated June 2, 2014, between Union Bank and Karyn J. Hale, previously filed with the Commission on June 4, 2014 as Exhibit 10.2 to Form 8-K and incorporated herein by reference.*

10.10
Change in Control Agreement date June 2, 2014, between Union Bank and Jeffery G. Coslett, previously filed with the Commission on June 4, 2014 as Exhibit 10.2 to Form 8-K and incorporated herein by reference. *

10.11	Form of Stock Option Agreement for 2008 Incentive Stock Option Plan of Union Bankshares, Inc. and Subsidiary. *
10.12	Form of Stock Option Agreement for 2014 Equity Incentive Plan of Union Bankshares, Inc. and Subsidiary. *
21.1	Subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) the audited consolidated balance sheets, (ii) the audited consolidated statements of income for the years ended December 31, 2015, 2014 and 2013, (iii) the audited consolidated statements of comprehensive income, (iv) the audited consolidated statement of changes in stockholders' equity, (v) the audited consolidated statements of cash flows and (vi) related notes.

____________________

*	denotes compensatory plan or agreement

**
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of March 15, 2016.

Union Bankshares, Inc.

By:	/s/ David S. Silverman	By:	/s/ Karyn J. Hale
	David S. Silverman		Karyn J. Hale
	Chief Executive Officer and President		Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 15, 2016.

Name	Title
/s/ David S. Silverman	Director, Chief Executive Officer and President
David S. Silverman	(Principal Executive Officer)

/s/ Karyn J. Hale	Chief Financial Officer
Karyn J. Hale	(Principal Financial/Accounting Officer)

/s/ Kenneth D. Gibbons	Director, Chairman of the Board
Kenneth D. Gibbons

/s/ Steven J. Bourgeois	Director
Steven J. Bourgeois

/s/ John M. Goodrich	Director
John M. Goodrich

/s/ Timothy W. Sargent	Director
Timothy W. Sargent

/s/ John H. Steel	Director
John H. Steel

/s/ Schuyler W. Sweet	Director
Schuyler W. Sweet

/s/ Cornelius J. Van Dyke	Director
Cornelius J. Van Dyke

EXHIBIT INDEX *

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) the audited consolidated balance sheets, (ii) the audited consolidated statements of income for the years ended December 31, 2015, 2014 and 2013, (iii) the audited consolidated statements of comprehensive income, (iv) the audited consolidated statements of changes in stockholders' equity, (v) the audited consolidated statements of cash flows and (vi) related notes.

____________________

*	other than exhibits incorporated by reference to prior filings.

**
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.