Form 10-Q
period 2016-03-31
UNION BANKSHARES INC
filed 2016-05-10
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2016

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

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ]      No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 1, 2016:

Common Stock, $2 par value	4,458,372	shares

UNION BANKSHARES, INC.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets	(Dollars in thousands)
Cash and due from banks	$4,130	$4,217
Federal funds sold and overnight deposits	9,887	13,744
Cash and cash equivalents	14,017	17,961
Interest bearing deposits in banks	12,354	12,753
Investment securities available-for-sale	57,516	54,110
Investment securities held-to-maturity (fair value $5.2 million and $5.1 million at March 31, 2016 and December 31, 2015, respectively)	5,217	5,217
Loans held for sale	6,725	5,635
Loans	512,577	500,506
Allowance for loan losses	(5,125)	(5,201)
Net deferred loan costs	546	515
Net loans	507,998	495,820
Accrued interest receivable	2,078	1,832
Premises and equipment, net	13,037	13,055
Core deposit intangible	882	925
Goodwill	2,223	2,223
Investment in real estate limited partnerships	2,255	2,373
Company-owned life insurance	8,873	8,800
Other assets	7,644	8,175
Total assets	$640,819	$628,879
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$101,943	$99,826
Interest bearing	311,656	310,203
Time	145,405	150,379
Total deposits	559,004	560,408
Borrowed funds	21,883	9,564
Accrued interest and other liabilities	5,257	5,339
Total liabilities	586,144	575,311
Commitments and Contingencies
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,933,136 shares issued at March 31, 2016 and 4,931,796 shares issued at December 31, 2015	9,866	9,864
Additional paid-in capital	542	501
Retained earnings	50,080	49,524
Treasury stock at cost; 474,764 shares at March 31, 2016 and 474,619 shares at December 31, 2015	(4,023)	(4,019)
Accumulated other comprehensive loss	(1,790)	(2,302)
Total stockholders' equity	54,675	53,568
Total liabilities and stockholders' equity	$640,819	$628,879
See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 1

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$5,995	$5,732
Interest on debt securities:
Taxable	249	215
Tax exempt	137	107
Dividends	17	15
Interest on federal funds sold and overnight deposits	5	8
Interest on interest bearing deposits in banks	45	40
Total interest and dividend income	6,448	6,117
Interest expense
Interest on deposits	425	476
Interest on borrowed funds	88	89
Total interest expense	513	565
Net interest income	5,935	5,552
Provision for loan losses	75	100
Net interest income after provision for loan losses	5,860	5,452
Noninterest income
Trust income	172	177
Service fees	1,412	1,346
Net gains on sales of loans held for sale	500	729
Other income	102	83
Total noninterest income	2,186	2,335
Noninterest expenses
Salaries and wages	2,458	2,323
Pension and employee benefits	943	734
Occupancy expense, net	317	381
Equipment expense	509	407
Other expenses	1,594	1,545
Total noninterest expenses	5,821	5,390
Income before provision for income taxes	2,225	2,397
Provision for income taxes	466	513
Net income	$1,759	$1,884
Earnings per common share	$0.39	$0.42
Weighted average number of common shares outstanding	4,458,165	4,457,871
Dividends per common share	$0.27	$0.27

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 2

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Net income	$1,759	$1,884
Other comprehensive income, net of tax:
Investment securities available-for-sale:
Net unrealized holding gains arising during the period on investment securities available-for-sale	512	274
Total other comprehensive income	512	274
Total comprehensive income	$2,271	$2,158

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 3

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Three Months Ended March 31, 2016 and 2015 (Unaudited)

	Common Stock
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances, December 31, 2015	4,457,177	$9,864	$501	$49,524	$(4,019)	$(2,302)	$53,568
Net income	—	—	—	1,759	—	—	1,759
Other comprehensive income	—	—	—	—	—	512	512
Cash dividends declared ($0.27 per share)	—	—	—	(1,203)	—	—	(1,203)
Stock based compensation expense	—	—	16	—	—	—	16
Exercise of stock options	1,340	2	25	—	—	—	27
Purchase of treasury stock	(145)	—	—	—	(4)	—	(4)
Balances, March 31, 2016	4,458,372	$9,866	$542	$50,080	$(4,023)	$(1,790)	$54,675

Balances, December 31, 2014	4,458,430	$9,859	$418	$46,462	$(3,925)	$(1,380)	$51,434
Net income	—	—	—	1,884	—	—	1,884
Other comprehensive income	—	—	—	—	—	274	274
Cash dividends declared ($0.27 per share)	—	—	—	(1,204)	—	—	(1,204)
Stock based compensation expense	—	—	12	—	—	—	12
Purchase of treasury stock	(1,077)	—	—	—	(26)	—	(26)
Balances, March 31, 2015	4,457,353	$9,859	$430	$47,142	$(3,951)	$(1,106)	$52,374

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 4

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income	$1,759	$1,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	320	227
Provision for loan losses	75	100
Deferred income tax provision (credit)	307	(4)
Net amortization of investment securities	84	46
Equity in losses of limited partnerships	118	122
Stock based compensation expense	16	12
Net increase in unamortized loan costs	(31)	(33)
Proceeds from sales of loans held for sale	23,383	32,049
Origination of loans held for sale	(23,973)	(28,834)
Net gains on sales of loans held for sale	(500)	(729)
Increase in accrued interest receivable	(246)	(228)
Amortization of core deposit intangible	43	43
Decrease (increase) in other assets	52	(50)
Contribution to defined benefit pension plan	(750)	—
Increase (decrease) in other liabilities	668	(729)
Net cash provided by operating activities	1,325	3,876
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	896	543
Purchases	(497)	(1,393)
Investment securities held-to-maturity
Proceeds from maturities, calls and paydowns	—	2,000
Investment securities available-for-sale
Proceeds from maturities, calls and paydowns	3,950	2,732
Purchases	(6,664)	(14,413)
Purchase of nonmarketable stock, net	(165)	—
Net increase in loans	(12,227)	(13,060)
Recoveries of loans charged off	5	4
Purchases of premises and equipment	(302)	(865)
Purchase of company-owned life insurance	—	(5,000)
Net cash used in investing activities	(15,004)	(29,452)

Union Bankshares, Inc. Page 5

Cash Flows From Financing Activities
Advances on long-term borrowings	5,000	—
Repayment of long-term debt	(76)	(72)
Net increase in short-term borrowings outstanding	7,395	3,541
Net increase in noninterest bearing deposits	2,117	6,813
Net increase in interest bearing deposits	1,453	510
Net decrease in time deposits	(4,974)	(12,579)
Issuance of common stock	27	—
Purchase of treasury stock	(4)	(26)
Dividends paid	(1,203)	(1,204)
Net cash provided by (used in) financing activities	9,735	(3,017)
Net decrease in cash and cash equivalents	(3,944)	(28,593)
Cash and cash equivalents
Beginning of period	17,961	41,744
End of period	$14,017	$13,151
Supplemental Disclosures of Cash Flow Information
Interest paid	$368	$394
Income taxes paid	$225	$200

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 6

UNION BANKSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Union Bankshares, Inc. and Subsidiary (together, the Company) as of March 31, 2016, and for the three months ended March 31, 2016 and 2015, have been prepared in conformity with GAAP for interim financial information, general practices within the banking industry, and the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The Company's sole subsidiary is Union Bank. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein, have been made. This information should be read in conjunction with the Company’s 2015 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2016, or any interim period.
Certain amounts in the 2015 consolidated financial statements have been reclassified to conform to the 2016 presentation.
The acronyms, abbreviations and capitalized terms identified below are used throughout this Form 10-Q, including Part I. "Financial Information" and Part II. "Other Information". The following is provided to aid the reader and provide a reference page when reviewing this Form 10-Q.

AFS:	Available-for-sale	IRS:	Internal Revenue Service
ALCO:	Asset Liability Committee	MBS:	Mortgage-backed security
ALL:	Allowance for loan losses	MSRs:	Mortgage servicing rights
ASC:	Accounting Standards Codification	OAO:	Other assets owned
ASU:	Accounting Standards Update	OCI:	Other comprehensive income (loss)
Board:	Board of Directors	OFAC:	U.S. Office of Foreign Assets Control
bp or bps:	Basis point(s)	OREO:	Other real estate owned
Branch Acquisition:	The acquisition of three New Hampshire branches in May 2011	OTTI:	Other-than-temporary impairment
CDARS:	Certificate of Deposit Accounts Registry Service of the Promontory Interfinancial Network	OTT:	Other-than-temporary
Company:	Union Bankshares, Inc. and Subsidiary	Plan:	The Union Bank Pension Plan
DRIP:	Dividend Reinvestment Plan	RD:	USDA Rural Development
FASB:	Financial Accounting Standards Board	RSU:	Restricted Stock Unit
FDIC:	Federal Deposit Insurance Corporation	SBA:	U.S. Small Business Administration
FHA:	U.S. Federal Housing Administration	SEC:	U.S. Securities and Exchange Commission
FHLB:	Federal Home Loan Bank of Boston	TDR:	Troubled-debt restructuring
FRB:	Federal Reserve Board	Union:	Union Bank, the sole subsidiary of Union Bankshares, Inc
FHLMC/Freddie Mac:	Federal Home Loan Mortgage Corporation	USDA:	U.S. Department of Agriculture
GAAP:	Generally Accepted Accounting Principles in the United States	VA:	U.S. Veterans Administration
HTM:	Held-to-maturity	2008 ISO Plan:	2008 Incentive Stock Option Plan of the Company
HUD:	U.S. Department of Housing and Urban Development	2014 Equity Plan:	2014 Equity Incentive Plan
ICS:	Insured Cash Sweeps of the Promontory Interfinancial Network

Union Bankshares, Inc. Page 7

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

Note 4. Recent Accounting Pronouncements
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities. The ASU was issued to enhance the reporting model for financial instruments to provide users of financial statements with more useful information for decisions. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for only one of the six amendments, otherwise it is not permitted. The Company is evaluating the potential impact of the ASU on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU was issued to increase transparency and comparability among organizations by recognizing lease assets and liabilities (including operating leases) on the balance sheet and disclosing key information about leasing arrangements. Previous lease accounting did not require the inclusion of operating leases in the balance sheet. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, early application is permitted. The Company is evaluating the potential impact of the ASU on its consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU simplifies several aspects of the accounting for share-based payment award transactions, including: (1) income tax consequences; (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. The ASU is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods, early adoption is permitted. The Company is evaluating the potential impact of the ASU on its consolidated financial statements.

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

Union Bankshares, Inc. Page 8

Amortization expense for the core deposit intangible was $43 thousand for the three months ended March 31, 2016 and 2015. The amortization expense is included in other noninterest expense on the consolidated statement of income and is deductible for tax purposes. As of March 31, 2016, the remaining amortization expense related to the core deposit intangible, absent any future impairment, is expected to be as follows:

(Dollars in thousands)
2016	$128
2017	171
2018	171
2019	171
2020	171
Thereafter	70
Total	$882

Note 6. Investment Securities
Investment securities as of the balance sheet dates consisted of the following:

March 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$7,647	$58	$(14)	$7,691
Agency mortgage-backed	11,543	182	(2)	11,723
State and political subdivisions	24,997	553	(50)	25,500
Corporate	12,262	259	(252)	12,269
Total debt securities	56,449	1,052	(318)	57,183
Mutual funds	333	—	—	333
Total	$56,782	$1,052	$(318)	$57,516
Held-to-maturity
U.S. Government-sponsored enterprises	$5,217	$10	$—	$5,227

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$10,805	$30	$(143)	$10,692
Agency mortgage-backed	11,083	39	(64)	11,058
State and political subdivisions	19,653	404	(25)	20,032
Corporate	12,266	76	(359)	11,983
Total debt securities	53,807	549	(591)	53,765
Mutual funds	345	—	—	345
Total	$54,152	$549	$(591)	$54,110
Held-to-maturity
U.S. Government-sponsored enterprises	$5,217	$—	$(101)	$5,116

Union Bankshares, Inc. Page 9

There were no sales of AFS securities for the three months ended March 31, 2016 and March 31, 2015. The specific identification method is used to determine realized gains and losses on sales of securities AFS.

The amortized cost and estimated fair value of debt securities by contractual scheduled maturity as of March 31, 2016 were as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Available-for-sale
Due from one to five years	$4,778	$4,874
Due from five to ten years	25,239	25,563
Due after ten years	14,888	15,023
	44,905	45,460
Agency mortgage-backed	11,544	11,723
Total debt securities available-for-sale	$56,449	$57,183
Held-to-maturity
Due from one to five years	$998	$1,001
Due from five to ten years	1,000	1,001
Due after ten years	3,219	3,225
Total debt securities held-to-maturity	$5,217	$5,227

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

Information pertaining to all investment securities with gross unrealized losses as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

March 31, 2016	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
Debt securities:
U.S. Government-sponsored enterprises	2	$1,005	$(3)	1	$443	$(11)	3	$1,448	$(14)
Agency mortgage-backed	1	186	—	1	460	(2)	2	646	(2)
State and political subdivisions	9	4,255	(45)	3	1,147	(5)	12	5,402	(50)
Corporate	8	3,859	(183)	2	630	(69)	10	4,489	(252)
Total	20	$9,305	$(231)	7	$2,680	$(87)	27	$11,985	$(318)

Union Bankshares, Inc. Page 10

December 31, 2015	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
Debt securities:
U.S. Government-sponsored enterprises	12	$9,081	$(157)	5	$3,607	$(87)	17	$12,688	$(244)
Agency mortgage-backed	12	7,459	(58)	1	259	(6)	13	7,718	(64)
State and political subdivisions	4	1,512	(14)	2	785	(11)	6	2,297	(25)
Corporate	12	5,750	(277)	4	1,632	(82)	16	7,382	(359)
Total	40	$23,802	$(506)	12	$6,283	$(186)	52	$30,085	$(692)
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

Management considers the following factors in determining whether OTTI exists and the period over which the security is expected to recover:

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

The Company has the ability to hold the investment securities that had unrealized losses at March 31, 2016 for the foreseeable future and no declines were deemed by management to be OTT.

Investment securities with a carrying amount of $30.0 million and $25.7 million at March 31, 2016 and December 31, 2015, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

Note 7.  Loans
Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their unpaid principal balances, adjusted for any charge-offs, the ALL, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.
Loan interest income is accrued daily on outstanding balances. The following accounting policies, related to accrual and nonaccrual loans, apply to all portfolio segments and loan classes, which the Company considers to be the same. The accrual of interest is normally discontinued when a loan is specifically determined to be impaired and/or management believes, after considering collection efforts and other factors, that the borrower's financial condition is such that collection of interest is doubtful. Generally, any unpaid interest previously accrued on those loans is reversed against current period interest income. A loan may be restored to accrual status when its financial status has significantly improved and there is no principal or interest past due. A loan may also be restored to accrual status if the borrower makes six consecutive monthly payments or the lump sum equivalent. Income on

Union Bankshares, Inc. Page 11

nonaccrual loans is generally not recognized unless a loan is returned to accrual status or after all principal has been collected. Interest income generally is not recognized on impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are generally applied as a reduction of the loan principal balance. Delinquency status is determined based on contractual terms for all portfolio segments and loan classes. Loans past due 30 days or more are considered delinquent. Loans are considered in process of foreclosure when a judgment of foreclosure has been issued by the court.
Loan origination fees and direct loan origination costs are deferred and amortized as an adjustment of the related loan's yield using methods that approximate the interest method. The Company generally amortizes these amounts over the estimated average life of the related loans.
The loans purchased in the 2011 Branch Acquisition were initially recorded at $32.9 million, the estimated fair value at the time of purchase. The estimated fair value contains both accretable and nonaccretable components. The accretable component is amortized as an adjustment to the related loan yield over the average life of the loan. The nonaccretable component represents probable loss due to credit risk and is reviewed by management periodically and adjusted as deemed necessary. At the acquisition date, the fair value of the loans acquired resulted in an accretable loan premium component of $545 thousand, less a nonaccretable credit risk component of $318 thousand. As of March 31, 2016 and December 31, 2015, there was no remaining accretable loan premium component balance and no remaining nonaccretable credit risk component balance due to the transfer of the remaining acquired portfolios to the Company's existing loan portfolios during the fourth quarter of 2015. There were no acquired loans at March 31, 2016 and December 31, 2015.
The following table summarizes activity in the accretable loan premium component for the acquired loan portfolio during the three month comparison periods:

	For The Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$—	$292
Loan premium amortization	—	(18)
Balance at end of period	$—	$274
Changes in the accretable and nonaccretable components have been charged to Interest and fees on loans on the Company's consolidated statements of income for the periods reported.
The composition of Net loans as of the balance sheet dates were as follows:

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Residential real estate	$165,640	$165,396
Construction real estate	39,392	42,889
Commercial real estate	237,032	230,442
Commercial	27,619	21,397
Consumer	3,695	3,963
Municipal	39,199	36,419
Gross loans	512,577	500,506
Allowance for loan losses	(5,125)	(5,201)
Net deferred loan costs	546	515
Net loans	$507,998	$495,820
Residential real estate loans aggregating $17.2 million at December 31, 2015 were pledged as collateral on deposits of municipalities. There were no loans pledged as collateral on deposits of municipalities at March 31, 2016. Qualifying residential first mortgage loans held by Union may be pledged as collateral for borrowings from the FHLB under a blanket lien.

Union Bankshares, Inc. Page 12

A summary of current, past due and nonaccrual loans as of the balance sheet dates follows:

March 31, 2016	Current	30-59 Days	60-89 Days	90 Days and Over and Accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$160,436	$3,282	$6	$259	$1,657	$165,640
Construction real estate	38,965	400	—	—	27	39,392
Commercial real estate	235,096	824	—	398	714	237,032
Commercial	27,524	42	24	—	29	27,619
Consumer	3,689	6	—	—	—	3,695
Municipal	39,199	—	—	—	—	39,199
Total	$504,909	$4,554	$30	$657	$2,427	$512,577

December 31, 2015	Current	30-59 Days	60-89 Days	90 Days and Over and Accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$159,895	$2,034	$1,195	$368	$1,904	$165,396
Construction real estate	42,616	7	204	34	28	42,889
Commercial real estate	228,513	667	641	111	510	230,442
Commercial	20,977	—	20	321	79	21,397
Consumer	3,950	10	1	2	—	3,963
Municipal	36,419	—	—	—	—	36,419
Total	$492,370	$2,718	$2,061	$836	$2,521	$500,506
There were two residential real estate loans totaling $79 thousand in process of foreclosure at March 31, 2016. Aggregate interest on nonaccrual loans not recognized was $1.2 million and $1.1 million as of March 31, 2016 and 2015, respectively, and $1.2 million as of December 31, 2015.

Note 8.  Allowance for Loan Losses and Credit Quality
The ALL is established for estimated losses in the loan portfolio through a provision for loan losses charged to earnings. For all loan classes, loan losses are charged against the ALL when management believes the loan balance is uncollectible or in accordance with federal guidelines. Subsequent recoveries, if any, are credited to the ALL.

The ALL is maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio as of the balance sheet date. The amount of the ALL is based on management's periodic evaluation of the collectability of the loan portfolio, including the nature, volume and risk characteristics of the portfolio, credit concentrations, trends in historical loss experience, estimated value of any underlying collateral, specific impaired loans and economic conditions. There has been no change to the methodology used to estimate the ALL during the first quarter of 2016. While management uses available information to recognize losses on loans, future additions to the ALL may be necessary based on changes in economic conditions or other relevant factors.

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

•
Commercial - Loans in this segment are made to businesses and are generally secured by non-real estate assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer or business spending, could have an effect on the credit quality of this segment.

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

Union Bankshares, Inc. Page 14

Changes in the ALL, by class of loans, for the three months ended March 31, 2016 and 2015 were as follows:

For The Three Months Ended March 31, 2016	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2015	$1,419	$514	$2,792	$209	$28	$38	$201	$5,201
Provision (credit) for loan losses	87	(51)	(63)	41	(1)	9	53	75
Recoveries of amounts charged off	—	3	—	1	1	—	—	5
	1,506	466	2,729	251	28	47	254	5,281
Amounts charged off	(120)	—	—	(33)	(3)	—	—	(156)
Balance, March 31, 2016	$1,386	$466	$2,729	$218	$25	$47	$254	$5,125

For The Three Months Ended March 31, 2015	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2014	$1,330	$439	$2,417	$176	$27	$42	$263	$4,694
Provision (credit) for loan losses	9	(63)	251	20	10	12	(139)	100
Recoveries of amounts charged off	—	3	—	—	1	—	—	4
	1,339	379	2,668	196	38	54	124	4,798
Amounts charged off	—	—	—	(13)	(12)	—	—	(25)
Balance, March 31, 2015	$1,339	$379	$2,668	$183	$26	$54	$124	$4,773

The allocation of the ALL, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates were as follows:

March 31, 2016	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$76	$—	$86	$20	$—	$—	$—	$182
Collectively evaluated for impairment	1,310	466	2,643	198	25	47	254	4,943
Total allocated	$1,386	$466	$2,729	$218	$25	$47	$254	$5,125

December 31, 2015	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$109	$—	$227	$21	$—	$—	$—	$357
Collectively evaluated for impairment	1,310	514	2,565	188	28	38	201	4,844
Total allocated	$1,419	$514	$2,792	$209	$28	$38	$201	$5,201

Union Bankshares, Inc. Page 15

The recorded investment in loans, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates were as follows:

March 31, 2016	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,176	$91	$3,107	$475	$—	$—	$4,849
Collectively evaluated for impairment	164,464	39,301	233,925	27,144	3,695	39,199	507,728
Total	$165,640	$39,392	$237,032	$27,619	$3,695	$39,199	$512,577

December 31, 2015	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,197	$92	$3,094	$493	$—	$—	$4,876
Collectively evaluated for impairment	164,199	42,797	227,348	20,904	3,963	36,419	495,630
Total	$165,396	$42,889	$230,442	$21,397	$3,963	$36,419	$500,506

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

The following tables summarize the loan ratings applied to the Company's loans by class as of the balance sheet dates:

March 31, 2016	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$152,296	$34,070	$180,005	$24,820	$3,664	$39,199	$434,054
Satisfactory/Monitor	9,851	5,204	51,620	1,652	31	—	68,358
Substandard	3,493	118	5,407	1,147	—	—	10,165
Total	$165,640	$39,392	$237,032	$27,619	$3,695	$39,199	$512,577

Union Bankshares, Inc. Page 16

December 31, 2015	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$150,535	$37,750	$175,438	$18,347	$3,902	$36,419	$422,391
Satisfactory/Monitor	11,329	4,968	49,745	2,384	61	—	68,487
Substandard	3,532	171	5,259	666	—	—	9,628
Total	$165,396	$42,889	$230,442	$21,397	$3,963	$36,419	$500,506

The following table provides information with respect to impaired loans by class of loan as of and for the three months ended March 31, 2016:

	As of March 31, 2016			For The Three Months Ended March 31, 2016
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$402	$411	$76
Commercial real estate	511	534	86
Commercial	475	475	20
With an allowance recorded	1,388	1,420	182

Residential real estate	774	1,011	—
Construction real estate	91	91	—
Commercial real estate	2,596	2,661	—
With no allowance recorded	3,461	3,763	—

Residential real estate	1,176	1,422	76	$1,186	$11
Construction real estate	91	91	—	92	1
Commercial real estate	3,107	3,195	86	3,100	14
Commercial	475	475	20	484	—
Total	$4,849	$5,183	$182	$4,862	$26
____________________

(1)	Does not reflect government guaranties on impaired loans as of March 31, 2016 totaling $590 thousand.

The following table provides information with respect to impaired loans by class of loan as of and for the three months ended March 31, 2015:

	As of March 31, 2015			For The Three Months Ended March 31, 2015
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$692	$809	$69	$821	$11
Construction real estate	252	275	—	264	3
Commercial real estate	3,295	3,361	228	3,313	34
Commercial	—	—	—	61	—
Total	$4,239	$4,445	$297	$4,459	$48
____________________

(1)	Does not reflect government guaranties on impaired loans as of March 31, 2015 totaling $240 thousand.

Union Bankshares, Inc. Page 17

The following table provides information with respect to impaired loans as of December 31, 2015:

	December 31, 2015
	Recorded Investment (1)	Principal Balance (1)	Related Allowance
	(Dollars in thousands)
Residential real estate	$659	$668	$109
Commercial real estate	2,142	2,161	227
Commercial	493	493	21
With an allowance recorded	3,294	3,322	357

Residential real estate	538	697	—
Construction real estate	92	92	—
Commercial real estate	952	1,015	—
With no allowance recorded	1,582	1,804	—

Residential real estate	1,197	1,365	109
Construction real estate	92	92	—
Commercial real estate	3,094	3,176	227
Commercial	493	493	21
Total	$4,876	$5,126	$357
____________________

(1)	Does not reflect government guaranties on impaired loans as of December 31, 2015 totaling $606 thousand.

The following is a summary of TDR loans by class of loan as of the balance sheet dates:

	March 31, 2016		December 31, 2015
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Residential real estate	12	$1,176	11	$1,197
Construction real estate	1	91	1	92
Commercial real estate	5	962	5	950
Commercial	2	475	2	493
Total	20	$2,704	19	$2,732
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
There was no new TDR activity during the three months ended March 31, 2015. The following table provides new TDR activity for the three months ended March 31, 2016:

	New TDRs During the
	Three Months Ended March 31, 2016
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Residential real estate	1	$57	$57

Union Bankshares, Inc. Page 18

There were no TDR loans modified within the previous twelve months that had subsequently defaulted during the three month periods ended March 31, 2016 or March 31, 2015. TDR loans are considered defaulted at 90 days past due.

At March 31, 2016 and December 31, 2015, the Company was not committed to lend any additional funds to borrowers whose loans were nonperforming, impaired or restructured.

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

Net periodic pension benefit for the three months ended March 31 consisted of the following components:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Service cost	$—	$—
Interest cost on projected benefit obligation	175	170
Expected return on plan assets	(259)	(286)
Amortization of prior service cost	—	—
Amortization of net loss	41	14
Net periodic benefit	$(43)	$(102)

Note 10.  Stock Based Compensation

The Company's current stock-based compensation plan is the Union Bankshares, Inc. 2014 Equity Incentive Plan. Under the 2014 Equity Plan, 50,000 shares of the Company’s common stock are available for equity awards of incentive stock options, nonqualified stock options, restricted stock and RSUs to eligible officers and (except for awards of incentive stock options) nonemployee directors. Shares available for issuance of awards under the 2014 Equity Plan consist of unissued shares of the Company’s common stock and/or shares held in treasury.

During the three months ended March 31, 2016 the following awards and contingent awards were made to eligible officers under the 2014 Equity Plan:

•
A total of 5,444 RSUs were granted at a fair value of $27.91 per share, based on the closing market price of the Company's common stock on the December 31, 2015 earned date of the award. 50% of the RSUs awarded in the form of Time-Based RSUs, which will vest over three years, approximately one-third per year on the anniversary of the earned date; and 50% of the RSUs awarded were in the form of Performance-Based RSUs, which are subject to both performance and time based vesting conditions. The Performance-Based conditions were satisfied during 2015 and vesting of the Performance-Based RSUs will occur over two years, with approximately one-half vesting on the anniversary of the earned date. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights. The terms of the awards were described in a 2015 Award Plan Summary approved by the Board of Directors. Unrecognized compensation expense related to the unvested RSUs as of March 31, 2016 was $138 thousand.

•
A total of 4,456 contingent RSUs were provisionally granted at a fair value of $29.10 per share, based on the closing market price of the Company's stock on the March 16, 2016 grant date. The estimated number of contingent RSUs provisionally granted was based on target payout amounts as detailed in the 2016 Award Plan Summary adopted by the Board of Directors. As with the 2015 grants, one half is in the form of Time-Based RSUs and one-half is in the form of Performance-Based RSUs. The actual number of RSUs granted (if any) will be determined as of the earned date of December 31, 2016. The contingent RSUs were granted on substantially the same terms and conditions as the RSUs granted under the 2015 Award Plan Summary. As of March 31, 2016 the estimated unrecognized compensation expense

Union Bankshares, Inc. Page 19

related to the contingent unvested RSUs, based on the closing market price of the Company's stock on the grant date of March 16, 2016 was $130 thousand.

As of March 31, 2016, 5,660 options granted in December 2014 under the 2014 Equity Plan remained outstanding and exercisable and will expire in December 2021. There was no unrecognized compensation cost related to these options as of March 31, 2016 and all exercisable options were "in the money".

As of March 31, 2016, 36,436 shares remained available for future equity awards under the 2014 Equity Plan.

As of March 31, 2016, 5,000 options granted under the 2008 ISO Plan remained outstanding and exercisable, with the last of such options expiring in December 2020. There was no unrecognized compensation cost related to these options as of March 31, 2016 and all exercisable options were "in the money".

Note 11. Other Comprehensive Income (Loss)
Accounting principles generally require recognized revenue, expenses, gains and losses be included in net income or loss. Certain changes in assets and liabilities, such as the after tax effect of unrealized gains and losses on investment securities AFS that are not OTTI and the unfunded liability for the defined benefit pension plan, are not reflected in the consolidated statements of income. The cumulative effect of such items, net of tax effect, is reported as a separate component of the equity section of the consolidated balance sheet (Accumulated OCI). OCI, along with net income, comprises the Company's total comprehensive income or loss.

As of the balance sheet dates, the components of Accumulated OCI, net of tax, were:

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Net unrealized gain (loss) on investment securities available-for-sale	$485	$(27)
Defined benefit pension plan net unrealized actuarial loss	(2,275)	(2,275)
Total	$(1,790)	$(2,302)

The following table discloses the tax effects allocated to each component of OCI for the three months ended March 31:

	Three Months Ended
	March 31, 2016			March 31, 2015
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
	(Dollars in thousands)
Investment securities available-for-sale:
Net unrealized holding gains arising during the period on investment securities available-for-sale	$776	$(264)	$512	$415	$(141)	$274
Total other comprehensive income	$776	$(264)	$512	$415	$(141)	$274

There were no reclassification adjustments from OCI for the three months ended March 31, 2016 and 2015.

Note 12. Fair Value Measurements and Disclosures
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

Assets measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
March 31, 2016:
Investment securities available-for-sale (market approach)
Debt securities:
U.S. Government-sponsored enterprises	$7,691	$—	$7,691	$—
Agency mortgage-backed	11,723	—	11,723	—
State and political subdivisions	25,500	—	25,500	—
Corporate	12,269	—	12,269	—
Total debt securities	57,183	—	57,183	—
Mutual funds	333	333	—	—
Total	$57,516	$333	$57,183	$—

December 31, 2015:
Investment securities available-for-sale (market approach)
Debt securities:
U.S. Government-sponsored enterprises	$10,692	$—	$10,692	$—
Agency mortgage-backed	11,058	—	11,058	—
State and political subdivisions	20,032	—	20,032	—
Corporate	11,983	—	11,983	—
Total debt securities	53,765	—	53,765	—
Mutual funds	345	345	—	—
Total	$54,110	$345	$53,765	$—

There were no significant transfers in or out of Levels 1 and 2 for the three months ended March 31, 2016. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an

Union Bankshares, Inc. Page 21

ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as impaired loans, HTM securities, MSRs and OREO, were not considered material at March 31, 2016 or December 31, 2015. The Company has not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.

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

Deposits: The fair values disclosed for noninterest bearing deposits and other interest bearing nontime deposits are, by definition, equal to the amount payable on demand at the reporting date, resulting in a Level 1 classification. The fair values for time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar deposits to a schedule of aggregated expected maturities on such deposits, resulting in a Level 2 classification.

Borrowed funds: The fair values of the Company’s long-term debt are estimated using discounted cash flow analysis based on interest rates currently being offered on similar debt instruments, resulting in a Level 2 classification. The fair

Union Bankshares, Inc. Page 22

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

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	March 31, 2016
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$14,017	$14,017	$14,017	$—	$—
Interest bearing deposits in banks	12,354	12,503	—	12,503	—
Investment securities	62,733	62,743	333	62,410	—
Loans held for sale	6,725	6,882	—	6,882	—
Loans, net
Residential real estate	164,430	168,304	—	—	168,304
Construction real estate	38,968	39,336	—	—	39,336
Commercial real estate	234,302	235,822	—	—	235,822
Commercial	27,430	27,463	—	—	27,463
Consumer	3,674	3,770	—	—	3,770
Municipal	39,194	39,939	—	—	39,939
Accrued interest receivable	2,078	2,078	—	463	1,615
Nonmarketable equity securities	2,053	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$101,943	$101,943	$101,943	$—	$—
Interest bearing	311,656	311,656	311,656	—	—
Time	145,405	145,462	—	145,462	—
Borrowed funds
Short-term	11,016	11,016	11,016	—	—
Long-term	10,867	10,683	—	10,683	—
Accrued interest payable	415	415	—	415	—

Union Bankshares, Inc. Page 23

	December 31, 2015
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$17,961	$17,961	$17,961	$—	$—
Interest bearing deposits in banks	12,753	12,610	—	12,610	—
Investment securities	59,327	59,226	345	58,881	—
Loans held for sale	5,635	5,745	—	5,745	—
Loans, net
Residential real estate	164,147	164,462	—	—	164,462
Construction real estate	42,419	41,956	—	—	41,956
Commercial real estate	227,686	230,282	—	—	230,282
Commercial	21,210	20,849	—	—	20,849
Consumer	3,939	4,032	—	—	4,032
Municipal	36,419	38,131	—	—	38,131
Accrued interest receivable	1,832	1,832	—	389	1,443
Nonmarketable equity securities	1,932	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$99,826	$99,826	$99,826	$—	$—
Interest bearing	310,203	310,200	—	310,200	—
Time	150,379	150,665	—	150,665	—
Borrowed funds
Short-term	3,622	3,621	3,621	—	—
Long-term	5,942	6,296	—	6,296	—
Accrued interest payable	269	269	—	269	—
The carrying amounts in the preceding tables are included in the consolidated balance sheets under the applicable captions.

Note 13. Subsequent Events
Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with GAAP. Events occurring subsequent to March 31, 2016 have been evaluated as to their potential impact to the consolidated financial statements.

On April 20, 2016, the Company declared a regular quarterly cash dividend of $0.28 per share, payable May 10, 2016, to stockholders of record on April 30, 2016, representing an increase of $0.01, or 3.7%, over the quarterly cash dividend paid in each of the five previous fiscal quarters.

Union Bankshares, Inc. Page 24

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
GENERAL
The following discussion and analysis focuses on those factors that, in management's view, had a material effect on the financial position of the Company as of March 31, 2016 and December 31, 2015, and its results of operations for the three months ended March 31, 2016 and 2015. This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company's Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of the Company's management, the interim unaudited data reflects all adjustments, consisting only of normal recurring adjustments and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim periods presented. Management is not aware of the occurrence of any events after March 31, 2016 which would materially affect the information presented.

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

Factors that may cause results or performance to differ materially from those expressed in forward-looking statements include, but are not limited to: (1) continuing general economic conditions and financial instability, either nationally, internationally, regionally or locally resulting from elevated unemployment rates, changes in monetary and fiscal policies, and adverse changes in the credit rating of U.S. government debt; (2) increased competitive pressures including those from tax-advantaged credit unions and other financial service providers in the Company's northern Vermont and New Hampshire market area or in the financial services industry generally, from increasing consolidation and integration of financial service providers, and from changes in technology and delivery systems; (3) interest rates change in such a way that continues to put pressure on the Company's margins, or result in lower fee income and lower gain on sale of real estate loans; (4) changes in laws or government rules, or the way in which courts or government agencies interpret or implement those laws or rules, that increase our costs of doing business or otherwise adversely affect the Company's business; (5) changes in federal or state tax policy; (6) the effect of federal and state health care reform efforts; (7) changes in the level of nonperforming assets and charge-offs; (8) changes in estimates of future reserve requirements based upon relevant regulatory and accounting requirements; (9) changes in information technology that require increased capital spending; (10) changes in consumer and business spending, borrowing and savings habits; (11) further changes to the regulations governing the calculation of the Company’s regulatory capital ratios; (12) the effect of and changes in the United States monetary and fiscal policies, including interest rate policies and regulation of the money supply by the FRB; (13) increased cyber security threats; and (14) the effects of national and state election results.

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

Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2015 for a more in-depth discussion of the Company's critical accounting policies. There have been no changes to the Company's critical accounting policies since the filing of that report.

OVERVIEW
The Company's net income was $1.8 million for the quarter ended March 31, 2016 compared to $1.9 million for the quarter ended March 31, 2015, a decrease of $125 thousand, or 6.6%. These results reflected an increase in the Company's core earnings (net interest income) of $383 thousand, or 6.9%, and a decrease in the provision for income taxes of $47 thousand, or 9.2%, which were more than offset by the combined effect of a decrease in noninterest income of $149 thousand, or 6.4%, and an increase in noninterest expenses of $431 thousand, or 8.0%. The decrease in noninterest income primarily reflects a decrease of $229 thousand in net gains on sales of loans held for sale compared to the same period last year.

Net loans and loans held for sale increased $13.3 million, or 2.6%, to $514.7 million, or 80.3% of total assets, at March 31, 2016, compared to $501.5 million, or 79.7% of total assets, at December 31, 2015. The increase is primarily attributable to growth in commercial real estate, commercial and municipal loans.

Deposits decreased $1.4 million, or 0.3%, from $560.4 million at December 31, 2015 to $559.0 million at March 31, 2016 primarily related to decreases in time deposits, partially offset by increases in non maturing deposits.
The Company's total capital increased from $53.6 million at December 31, 2015 to $54.7 million at March 31, 2016. This increase primarily reflects net income of $1.8 million for the first three months of 2016 and an increase of $512 thousand in accumulated OCI, less regular cash dividends paid of $1.2 million. (See Capital Resources on page 38.)

Union Bankshares, Inc. Page 26

The following unaudited per share information and key ratios depict several measurements of performance or financial condition at or for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended or At March 31,
	2016	2015
Return on average assets (ROA) (1)	1.11%	1.22%
Return on average equity (1)	12.90%	14.44%
Net interest margin (1)(2)	4.14%	4.00%
Efficiency ratio (3)	70.01%	66.59%
Net interest spread (4)	4.05%	3.90%
Loan to deposit ratio	92.90%	91.67%
Net loan charge-offs to average loans not held for sale (1)	0.12%	0.02%
Allowance for loan losses to loans not held for sale (5)	1.00%	0.97%
Nonperforming assets to total assets (6)	0.48%	0.77%
Equity to assets	8.53%	8.41%
Total capital to risk weighted assets	13.15%	13.47%
Book value per share	$12.26	$11.75
Earnings per share	$0.39	$0.42
Dividends paid per share	$0.27	$0.27
Dividend payout ratio (7)	69.23%	64.29%
____________________

(1)	Annualized.

(2)	The ratio of tax equivalent net interest income to average earning assets. See page 28 for more information.

(3)	The ratio of noninterest expense to tax equivalent net interest income and noninterest income, excluding securities gains (losses).

(4)	The difference between the average rate earned on earning assets and the average rate paid on interest bearing liabilities. See page 28 for more information.

(5)
Calculation includes the net carrying amount of loans recorded at fair value from the 2011 Branch Acquisition as of March 31, 2015 ($9.1 million). Excluding such loans, the allowance for loan losses to loans not purchased and not held for sale was 0.99% at March 31, 2015. The acquired loan portfolios were transferred to the Company's existing loan portfolios during the fourth quarter of 2015.

(6)	Nonperforming assets are loans or investment securities that are in nonaccrual or 90 or more days past due as well as OREO or OAO.

(7)	Cash dividends declared and paid per share divided by consolidated net income per share.

RESULTS OF OPERATIONS
Net Interest Income. The largest component of the Company’s operating income is net interest income, which is the difference between interest and dividend income received from interest earning assets and interest expense paid on interest bearing liabilities. Net interest income is affected by various factors including, but not limited to changes in interest rates, loan and deposit pricing strategies, the volume and mix of interest earning assets and interest bearing liabilities, and the level of nonperforming assets. Net interest margin is calculated as the net interest income on a fully tax equivalent basis as a percentage of average earning assets. The net interest margin for the first quarter of 2016 increased 14 bps to 4.14% from 4.00% for the first quarter of 2015.
Net interest income was $5.9 million on a fully tax equivalent basis for the three months ended March 31, 2016, compared to $5.6 million for the three months ended March 31, 2015, an increase of $383 thousand, or 6.90%. The increase in net interest income for the quarter reflects a 10 bp increase in the average yield on earning assets. The 25 bp increase in rates initiated by the FRB contributed to the increase in yield on loans as a significant portion of our commercial real estate loans are variable rate. Additionally, the average yield on investment securities has improved as funds were invested in higher yielding municipal securities as lower yielding U.S. government sponsored agency securities were called.
The average cost of funds decreased 5 bps for the three month period ended March 31, 2016 compared to the same period last year and combined with the 10 bp increase in average yield on earning assets, resulted in an increase of 14 bps in the Company's net interest margin to 4.14% from 4.00% for the same period last year and an increase of 15 bps in the net interest spread between periods from 3.90% to 4.05% . The average cost of deposits, which continues to be our primary funding source, was 0.31% for

Union Bankshares, Inc. Page 27

the three months ended March 31, 2016 compared to 0.35% for the three months ended March 31, 2015. Rates paid on nontime deposits have remained flat period over period and rates paid on time deposits decreased 12 bps period over period.
The following table shows for the periods indicated the total amount of income recorded from average interest earning assets, the related average tax equivalent yields, the interest expense associated with average interest bearing liabilities, the related average rates paid, and the resulting tax equivalent net interest spread and margin.

	Three Months Ended March 31,
	2016			2015
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$9,166	$5	0.20%	$17,635	$8	0.19%
Interest bearing deposits in banks	12,674	45	1.42%	12,460	40	1.30%
Investment securities (1), (2)	62,861	387	2.86%	56,140	328	2.68%
Loans, net (1), (3)	506,613	5,995	4.85%	495,511	5,732	4.82%
Nonmarketable equity securities	1,867	16	3.41%	2,053	9	1.73%
Total interest earning assets (1)	593,181	6,448	4.49%	583,799	6,117	4.39%
Cash and due from banks	4,604			4,665
Premises and equipment	13,057			12,036
Other assets	22,279			18,620
Total assets	$633,121			$619,120
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$118,641	$23	0.08%	$112,663	$21	0.08%
Savings/money market accounts	184,727	79	0.17%	186,653	80	0.17%
Time deposits	149,883	323	0.86%	154,865	375	0.98%
Borrowed funds	18,265	88	1.91%	16,326	89	2.19%
Total interest bearing liabilities	471,516	513	0.44%	470,507	565	0.49%
Noninterest bearing deposits	102,254			92,579
Other liabilities	4,800			3,826
Total liabilities	578,570			566,912
Stockholders' equity	54,551			52,208
Total liabilities and stockholders’ equity	$633,121			$619,120
Net interest income		$5,935			$5,552
Net interest spread (1)			4.05%			3.90%
Net interest margin (1)			4.14%			4.00%
__________________

(1)	Average yields reported on a tax equivalent basis using a marginal tax rate of 34%.

(2)	Average balances of investment securities are calculated on the amortized cost basis and include nonaccrual securities, if applicable.

(3)	Includes loans held for sale as well as nonaccrual loans, unamortized costs and unamortized premiums and is net of the allowance for loan losses.

Union Bankshares, Inc. Page 28

Tax exempt interest income amounted to $428 thousand and $460 thousand for the three months ended March 31, 2016 and 2015, respectively. The following table presents the effect of tax exempt income on the calculation of net interest income, using a marginal tax rate of 34% for the 2016 and 2015 three month comparison periods:

	For The Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Net interest income as presented	$5,935	$5,552
Effect of tax-exempt interest
Investment securities	62	48
Loans	131	159
Net interest income, tax equivalent	$6,128	$5,759

Rate/Volume Analysis. The following table describes the extent to which changes in average interest rates (on a fully tax-equivalent basis) and changes in volume of average interest earning assets and interest bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to:

•	changes in volume (change in volume multiplied by prior rate);

•	changes in rate (change in rate multiplied by prior volume); and

•	total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015 Increase/(Decrease) Due to Change In
	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$(4)	$1	$(3)
Interest bearing deposits in banks	1	4	5
Investment securities	41	18	59
Loans, net	181	82	263
Nonmarketable equity securities	(1)	8	7
Total interest earning assets	$218	$113	$331
Interest bearing liabilities:
Interest bearing checking accounts	$1	$1	$2
Savings/money market accounts	(1)	—	(1)
Time deposits	(10)	(42)	(52)
Borrowed funds	11	(12)	(1)
Total interest bearing liabilities	$1	$(53)	$(52)
Net change in net interest income	$217	$166	$383

Provision for Loan Losses. There was a $75 thousand and $100 thousand loan loss provision for the three months ended March 31, 2016, and 2015, respectively. The provision for the first three months of 2016 was deemed appropriate by management based on the size and mix of the loan portfolio, the level of nonperforming loans, the results of the qualitative factor review and the outlook for future economic conditions. For further details, see FINANCIAL CONDITION- Allowance for Loan Losses and Asset Quality below.

Union Bankshares, Inc. Page 29

Noninterest Income. Noninterest income was $2.2 million, or 25.3% of total income for the three months ended March 31, 2016, compared to $2.3 million, or 27.6% of total income for the three months ended March 31, 2015 The following table sets forth the components of noninterest income and changes from 2015 to 2016:

	For The Three Months Ended March 31,
	2016	2015	$ Variance	% Variance
	(Dollars in thousands)
Trust income	$172	$177	$(5)	(2.8)
Service fees	1,412	1,346	66	4.9
Net gains on sales of loans held for sale	500	729	(229)	(31.4)
Income from Company-owned life insurance	73	37	36	97.3
Other income	29	46	(17)	(37.0)
Total noninterest income	$2,186	$2,335	$(149)	(6.4)

The significant changes in noninterest income for the three months ended March 31, 2016 compared to the same period of 2015 are described below:

•
Net gains on sales of loans held for sale. Residential loans totaling $22.9 million were sold to the secondary market during the first quarter of 2016, versus residential loan sales of $31.3 million during the first quarter of 2015. The decrease in volume of loans sold has resulted in a decrease in the net gains on sales of loans as illustrated in the table above.

•
Income from Company-owned life insurance. The Company purchased $5.0 million of company-owned life insurance covering certain officers of Union during March of 2015. Three months of income was recognized on these policies for the first quarter of 2016 versus one month in 2015.

•
Other income. The decrease in other income for the three months ended March 31, 2016 compared to the same period in 2015 resulted from a decrease of $30 thousand in mortgage servicing right fees, partially offset by an increase in gas and oil royalty income of $14 thousand.

Noninterest Expense. The following table sets forth the components of noninterest expense and changes between the three month comparison periods of 2016 and 2015:

	For The Three Months Ended March 31,
	2016	2015	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$2,458	$2,323	$135	5.8
Pension and employee benefits	943	734	209	28.5
Occupancy expense, net	317	381	(64)	(16.8)
Equipment expense	509	407	102	25.1
Vermont franchise tax	137	132	5	3.8
FDIC insurance assessment	83	96	(13)	(13.5)
Equity in losses of affordable housing investments	118	122	(4)	(3.3)
Other expenses	1,256	1,195	61	5.1
Total noninterest expense	$5,821	$5,390	$431	8.0
The significant changes in noninterest expense for the first quarter and three months ended March 31, 2016 compared to the same periods of 2015 are described below:

•	Salaries and wages. The increase reflects a $39 thousand increase in accruals for short and long term incentive plan benefits, as well as normal annual salary increases.

•
Pension and employee benefits. The increase of $209 thousand between the three month comparison periods is attributable to increases in health and dental insurance, 401k contributions, and a reduction in the pension benefit. The cost of the Company's medical and dental plans increased $63 thousand as premium rates and dental claims increased between years.

Union Bankshares, Inc. Page 30

The Company's 401k expense increased $92 thousand as a result of accruing for a profit share component at the beginning of the year whereas in 2015 the accrual for this component began in the second quarter. Lastly, the benefit received from the pension plan was reduced by $59 thousand as of the most recent actuarial calculation.

•
Equipment expense. During the second quarter of 2015, Union completed a rollout of new computers for all employees as well as teller capture technology at branch locations. As a result, equipment depreciation increased $83 thousand for the three months ended March 31, 2016 compared to the same period in 2015 .

Provision for Income Taxes. The Company has provided for current and deferred federal income taxes for the three months ended March 31, 2016 and 2015. The Company's net provision for income taxes was $466 thousand and $513 thousand for the three months ended March 31, 2016 and March 31, 2015, respectively. The Company's effective tax rate was 20.9% for the three months ended March 31, 2016, compared to an effective tax rate of 21.4% for the same period in 2015.

FINANCIAL CONDITION

At March 31, 2016, the Company had total consolidated assets of $640.8 million, including gross loans and loans held for sale (total loans) of $519.3 million, deposits of $559.0 million and stockholders' equity of $54.7 million. The Company’s total assets at March 31, 2016 increased $11.9 million, or 1.9%, from $628.9 million at December 31, 2015, and increased $18.3 million, or 2.9%, compared to March 31, 2015.

Net loans and loans held for sale increased a total of $13.3 million, or 2.6%, to $514.7 million, or 80.3% of total assets at March 31, 2016, compared to $501.5 million, or 79.7% of total assets at December 31, 2015. (See Loans Held for Sale and Loan Portfolio below.)

Total deposits decreased $1.4 million, or 0.3%, to $559.0 million at March 31, 2016, from $560.4 million at December 31, 2015. Noninterest bearing deposits increased $2.1 million, or 2.1%, from $99.8 million at December 31, 2015 to $101.9 million at March 31, 2016 and interest bearing deposits increased $1.5 million, or 0.5%, from $310.2 million at December 31, 2015 to $311.7 million at March 31, 2016. These increases were more than offset by a decrease of $5.0 million, or 3.3%, in time deposits from $150.4 million at December 31, 2015 to $145.4 million at March 31, 2016. (See average balances and rates in the Yields Earned and Rates Paid table on page 28.)

Total borrowed funds increased $12.3 million, or 128.8%, at March 31, 2016, from $9.6 million at December 31, 2015 to $21.9 million at March 31, 2016. There was $2.6 million in fed funds purchased at March 31, 2016 and FHLB advances increased $9.9 million, while customer overnight collateralized repurchase sweeps decreased $166 thousand between December 31, 2015 and March 31, 2016. (See Borrowings on page 36.)

Total stockholders’ equity increased $1.1 million to $54.7 million at March 31, 2016 from $53.6 million at December 31, 2015. (See Capital Resources on page 38.)

Loans Held for Sale and Loan Portfolio. Total loans (including loans held for sale) increased $13.2 million, or 2.6%, to $519.3 million, representing 81.0% of assets at March 31, 2016, from $506.1 million, representing 80.5% of assets at December 31, 2015. The total loan portfolio at March 31, 2016 also increased compared to the March 31, 2015 level of $501.3 million, representing 80.5% of assets. The Company’s loans consist primarily of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Real estate secured loans represented $448.8 million, or 86.4% of total loans at March 31, 2016 and $444.4 million, or 87.8% of total loans at December 31, 2015. Although competition for good loans is strong, especially in the commercial sector, the Company has been able to originate loans to both current and new customers while maintaining credit quality. The composition of the Company’s loan portfolio remained relatively unchanged from December 31, 2015, and there was no material change in the Company’s lending programs or terms during the three months ended March 31, 2016.

Union Bankshares, Inc. Page 31

The composition of the Company's loan portfolio as of March 31, 2016 and December 31, 2015 was as follows:

	March 31, 2016		December 31, 2015
Loan Class	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$165,640	31.9	$165,396	32.7
Construction real estate	39,392	7.6	42,889	8.5
Commercial real estate	237,032	45.6	230,442	45.5
Commercial	27,619	5.3	21,397	4.2
Consumer	3,695	0.7	3,963	0.8
Municipal	39,199	7.6	36,419	7.2
Loans held for sale	6,725	1.3	5,635	1.1
Total loans	519,302	100.0	506,141	100.0
Allowance for loan losses	(5,125)		(5,201)
Unamortized net loan costs	546		515
Net loans and loans held for sale	$514,723		$501,455
The Company originates and sells qualified residential mortgage loans in various secondary market avenues, with a majority of sales made to the FHLMC/Freddie Mac. At March 31, 2016, the Company serviced a $572.8 million residential real estate mortgage portfolio, of which $6.7 million was held for sale and approximately $400.4 million was serviced for unaffiliated third parties.

The Company sold $22.9 million of qualified residential real estate loans primarily originated during the first three months of 2016 to the secondary market to mitigate long-term interest rate risk and to generate fee income, compared to sales of $31.3 million during the first three months of 2015. The volume of saleable mortgage loan originations for the three months ended March 31, 2016 was $24.0 million, compared to originations of $28.7 million for the same period in 2015. A decrease of $4.7 million in originations along with a reduction of $5.1 million in loans held for sale at December 31, 2015 compared to December 31, 2014 are the primary contributing factors in the decline in volume of loans sold. The Company generally retains the servicing rights on sold residential mortgage loans. The Company originates and sells FHA, VA, and RD residential mortgage loans, and also has an Unconditional Direct Endorsement Approval from HUD which allows the Company to approve FHA loans originated in any of its Vermont or New Hampshire locations without needing prior HUD approval. The Company sells VA and FHA loans as originated with servicing released. Some of the government backed loans qualify for zero down payments without geographic or income restrictions. These loan products increase the Company's ability to serve the borrowing needs of residents in the communities we serve, including low and moderate income borrowers, while the government guaranty mitigates our exposure to credit risk.
The Company also originates commercial real estate and commercial loans under various SBA, USDA and State sponsored programs which provide a government agency guaranty for a portion of the loan amount. There was $5.5 million guaranteed under these various programs at March 31, 2016 on an aggregate balance of $6.9 million in subject loans. The Company occasionally sells the guaranteed portion of the loan to other financial concerns and retains servicing rights, which generates fee income. There were no commercial real estate loans sold in the first three months of 2016 or 2015. The Company recognizes gains and losses on the sale of the principal portion of these loans as they occur.

The Company serviced $16.5 million of commercial and commercial real estate loans for unaffiliated third parties as of March 31, 2016. This includes $13.1 million of commercial or commercial real estate loans the Company has participated out to other financial institutions, in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.

The Company capitalizes servicing rights for all loans sold with servicing retained and recognizes gains and losses on the sale of the principal portion of these loans as they occur. The unamortized balance of servicing rights on loans sold with servicing retained was $1.5 million at March 31, 2016, with an estimated market value in excess of the carrying value as of such date. Management periodically evaluates and measures the servicing assets for impairment.

There were no residential real estate loans pledged to secure municipal deposits above the FDIC insurance coverage level as of March 31, 2016. Qualified residential first mortgage loans held by Union are eligible to be pledged as collateral for borrowings from the FHLB under a blanket lien.

Asset Quality. The Company, like all financial institutions, is exposed to certain credit risks, including those related to the value of the collateral that secures its loans and the ability of borrowers to repay their loans. Consistent application of the Company’s

Union Bankshares, Inc. Page 32

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
The following table shows the composition of nonperforming assets at the dates indicated and trends of certain ratios monitored by Company's management in reviewing asset quality:

	As of or for the three months ended	As of or for the year ended	As of or for the three months ended
	March 31, 2016	December 31, 2015	March 31, 2015
	(Dollars in thousands)
Nonaccrual loans	$2,427	$2,521	$2,093
Accruing loans 90+ days delinquent	657	836	2,400
Total nonperforming loans (1)	3,084	3,357	4,493
OREO	—	—	297
Total nonperforming assets	$3,084	$3,357	$4,790
Allowance for loan losses to loans not held for sale (2)	1.00%	1.04%	0.97%
Allowance for loan losses to nonperforming loans	166.18%	154.93%	106.23%
Nonperforming loans to total loans	0.59%	0.66%	0.90%
Nonperforming assets to total assets	0.48%	0.53%	0.77%
Delinquent loans (30 days to nonaccruing) to total loans	1.48%	1.61%	1.98%
Net charge-offs (annualized) to average loans not held for sale	0.12%	0.01%	0.02%
Loan loss provision to net charge-offs, year-to-date	49.66%	1,280.17%	474.86%
____________________

(1)
The Company had guarantees of U.S. or state government agencies on the above nonperforming loans totaling $444 thousand at March 31, 2016, $291 thousand at December 31, 2015, and $254 thousand at March 31, 2015. The acquired loan portfolios were transferred to the Company's existing loan portfolios during the fourth quarter of 2015

(2)
Calculation includes the net carrying amount of loans recorded at fair value from the 2011 Branch Acquisition as of March 31, 2015 ($9.1 million). Excluding such loans, the ALL to loans not purchased and not held for sale was 0.99% at March 31, 2015.

The level of nonaccrual loans decreased $94 thousand, or 3.7%, since December 31, 2015, and accruing loans delinquent 90 days or more decreased $179 thousand, or 21.4%, during the same time period. The percentage of nonperforming loans to total loans decreased from 0.66% to 0.59%. There were two residential real estate loans totaling $79 thousand in process of foreclosure at March 31, 2016 included in nonperforming loans. The aggregate interest income not recognized on nonaccrual loans amounted to approximately $1.2 million and $1.1 million as of March 31, 2016 and 2015, respectively and $1.2 million as of December 31, 2015.
At March 31, 2016, the Company had loans rated substandard that were on a performing status totaling $2.8 million, compared to $2.4 million at December 31, 2015. In management's view, substandard loans represent a higher degree of risk of becoming nonperforming loans in the future. The Company’s management is focused on the impact that the economy may have on its borrowers and closely monitors industry and geographic concentrations for evidence of financial problems. This winter season saw a lack of snow which put some strain on the local tourism industry. The Company has managed through difficult tourism seasons in the past and management is closely monitoring the results and impact of this season on our borrowers. Outside of the poor winter weather and its effect on the tourism industry, improvement in local economic indicators has been identified over the past year. The unemployment rate has stabilized in Vermont and was at a 3.3% level for March 2016 compared to 3.8% for March 2015. The New Hampshire unemployment rate was 2.6% for March 2016 compared to 3.9% for March 2015. These rates compare favorably with the nationwide unemployment rate at 5.0% and 5.5% for the comparable periods. Management will continue to monitor the national, regional and local economic environment and its impact on unemployment, business failures and real estate values in the Company’s market area.

Union Bankshares, Inc. Page 33

On occasion, the Company acquires residential or commercial real estate properties through or in lieu of loan foreclosure. These properties are held for sale and are initially recorded as OREO at fair value less estimated selling costs at the date of the Company’s acquisition of the property, with fair value based on an appraisal for more significant properties and on a broker’s price opinion for less significant properties. Holding costs and declines in the fair value of properties acquired are expensed as incurred. Declines in the fair value after acquisition of the property result in charges against income before tax. There were no such declines for the three months ended March 31, 2016 and March 31, 2015. The Company evaluates each OREO property at least quarterly for changes in the fair value. The Company had no properties classified as OREO at March 31, 2016 and December 31, 2015. Further softening in the local real estate market would make the potential to recover all principal and related costs for OREO properties uncertain.
Allowance for Loan Losses. Some of the Company’s loan customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge off a portion or all of the remaining principal balance due. The Company maintains an ALL to absorb such losses. The ALL is maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio as of the evaluation date; however, actual loan losses may vary from current estimates. The Company's policy and methodologies for establishing the ALL, described in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, did not change during the first three months of 2016.
Impaired loans, including $2.7 million of TDR loans, were $4.8 million at March 31, 2016, with government guaranties of $590 thousand and a specific reserve amount allocated of $182 thousand. Impaired loans, including $2.7 million of TDR loans, at December 31, 2015 were $4.9 million, with government guaranties of $606 thousand and a specific reserve amount allocated of $357 thousand. Based on management's evaluation of the Company's historical loss experience on substandard commercial loans, commercial loans with balances greater than $500 thousand was established as the threshold for individual impairment evaluation with a specific reserve allocated when warranted. Commercial loans with balances under this threshold are collectively evaluated for impairment as a homogeneous pool of loans, unless such loans are subject to a restructuring agreement or have been identified as impaired as part of a larger customer relationship. The specific reserve amount allocated to individually identified impaired loans decreased $175 thousand as a result of the March 31, 2016 impairment evaluation.
The following table reflects activity in the ALL for the three month periods ended March 31, 2016 and 2015:

	For The Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$5,201	$4,694
Charge-offs	(156)	(25)
Recoveries	5	4
Net charge-offs	(151)	(21)
Provision for loan losses	75	100
Balance at end of period	$5,125	$4,773
The following table (net of loans held for sale) shows the internal breakdown by risk component of the Company's ALL and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

	March 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$1,386	32.3	$1,419	33.0
Construction real estate	466	7.7	514	8.6
Commercial real estate	2,729	46.3	2,792	46.0
Commercial	218	5.4	209	4.3
Consumer	25	0.7	28	0.8
Municipal	47	7.6	38	7.3
Unallocated	254	—	201	—
Total	$5,125	100.0	$5,201	100.0

Union Bankshares, Inc. Page 34

Notwithstanding the categories shown in the table above or any specific allocation under the Company's ALL methodology, all funds in the ALL are available to absorb loan losses in the portfolio, regardless of loan category or specific allocation.

There were no changes to the reserve factors assigned to any of the loan portfolios based on the qualitative factor reviews performed during the first three months of 2016. Management of the Company believes, in its best estimate, that the ALL at March 31, 2016 is appropriate to cover probable credit losses inherent in the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the ALL at March 31, 2016. In addition, our banking regulators, as an integral part of their examination process, periodically review our ALL. Such agencies may require us to recognize adjustments to the ALL based on their judgments about information available to them at the time of their examination. A large adjustment to the ALL for losses in future periods may require increased provisions to replenish the ALL, which could negatively affect earnings. While the Company recognizes that economic slowdowns or financial and credit market turmoil may adversely impact its borrowers' financial performance and ultimately their ability to repay their loans, management continues to be cautiously optimistic about the collectability of the Company's loan portfolio.

Investment Activities. At March 31, 2016, investment securities classified as AFS totaled $57.5 million and securities classified as HTM totaled $5.2 million, or $62.7 million combined, comprising 9.8% of assets. Total investment securities increased $3.4 million, or 5.7%, from $59.3 million, or 9.4% of total assets at December 31, 2015. There was $30.0 million of investment securities pledged to secure various public deposits or customer repurchase agreements as of March 31, 2016, compared to $25.7 million at December 31, 2015. Net unrealized gains for the Company’s AFS investment securities portfolio were $734 thousand as of March 31, 2016, compared to net unrealized losses of $42 thousand as of December 31, 2015. Net unrealized gains of $485 thousand, net of income tax effect, were reflected in the Company’s accumulated OCI component of stockholders’ equity at March 31, 2016. Net unrealized gains in the Company's HTM investment securities portfolio were $10 thousand at March 31, 2016 compared to net unrealized losses of $101 thousand at December 31, 2015. No declines in value were deemed by management to be OTT at March 31, 2016. Deterioration in credit quality and/or imbalances in liquidity that may exist in the financial marketplace might adversely affect the fair values of the Company’s investment portfolio and the amount of gains or losses ultimately realized on the sale of such securities, and may also increase the potential that certain resulting unrealized losses will be designated as OTT in future periods, resulting in write-downs and charges to earnings.

Deposits. The following table shows information concerning the Company's average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the three months ended March 31, 2016 and year ended December 31, 2015:

	Three Months Ended March 31, 2016			Year Ended December 31, 2015
	Average Amount	Percent of Total Deposits	Average Rate	Average Amount	Percent of Total Deposits	Average Rate
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$102,254	18.4	—	$96,994	17.8	—
Interest bearing checking accounts	118,641	21.4	0.08%	118,344	21.7	0.08%
Money market accounts	94,031	16.9	0.19%	100,128	18.4	0.19%
Savings accounts	90,696	16.3	0.15%	87,551	16.1	0.15%
Total nontime deposits	405,622	73.0	0.10%	403,017	74.0	0.10%
Time deposits:
Less than $100,000	62,721	11.3	0.65%	64,254	11.8	0.67%
$100,000 and over	87,162	15.7	1.02%	77,327	14.2	1.08%
Total time deposits	149,883	27.0	0.86%	141,581	26.0	0.89%
Total deposits	$555,505	100.0	0.31%	$544,598	100.0	0.31%
The Company participates in CDARS, which permits the Company to offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants. CDARS also provides the Company with an additional source of funding and liquidity through the purchase of deposits. At March 31, 2016, $5.9 million of the Company’s CDARS deposits represented purchased deposits which are considered "brokered" deposits. There were no purchased deposits as of December 31, 2015. There were $17.0 million of time deposits of $250,000 or less on the balance sheet at March 31, 2016 and $11.2 million at December 31, 2015, which were exchanged with other CDARS participants and are therefore considered for certain regulatory purposes to be “brokered” deposits.

Union Bankshares, Inc. Page 35

The Company also participates in the ICS program, a service through which Union can offer its customers a savings product with access to unlimited FDIC insurance, while receiving reciprocal deposits from other banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of savings deposits through ICS provides full deposit insurance coverage for the customer, thereby helping Union retain the full amount of the deposit on its balance sheet. As with the CDARS program, in addition to reciprocal deposits, participating banks may also purchase one-way ICS deposits. There were $1.1 million and $2.1 million in exchanged ICS money market deposits on the balance sheet at March 31, 2016 and December 31, 2015, respectively and no purchased ICS deposits at either date.

At March 31, 2016, there was $3.0 million in retail brokered deposits issued under master certificates of deposit to a deposit broker. There were no such deposits at December 31, 2015.

The following table provides a maturity distribution of the Company’s time deposits in amounts of $100,000 and over at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Within 3 months	$41,415	$7,456
3 to 6 months	13,759	54,776
6 to 12 months	12,403	12,964
Over 12 months	13,142	13,444
	$80,719	$88,640
In total, the Company’s time deposits in amounts of $100 thousand and over decreased $7.9 million, or 8.9%, between December 31, 2015 and March 31, 2016, and the average total balance increased from $77.3 million to $87.2 million. There was a change in each of the maturity time frames, especially the within 3 months and 3 to 6 months categories. In Vermont, the fiscal year ends on June 30 for the majority of municipalities and school districts, with most of their time deposits maturing on that date, causing the majority of the swing between time periods.

During the first three months of 2016, average total deposits grew $10.9 million, or 2.0%, compared to the year ended December 31, 2015, with growth in all categories except time deposits less than $100 thousand and money market accounts. Time deposits have trended towards short duration or migrated to nontime deposits because of the low interest rate environment and the perceived customer desire to be in a position to redeploy funds should there be a rise in interest rates. Time deposits at March 31, 2016 decreased $5.0 million, or 3.3%, from December 31, 2015 primarily as a result of normal seasonal fluctuations in municipal time deposit accounts.

A provision of the Dodd-Frank Act permanently raised FDIC deposit insurance coverage to $250 thousand per depositor per insured depository institution for each account ownership category. At March 31, 2016, the Company had deposit accounts with less than $250 thousand totaling $404.1 million, or 72.3% of its deposits, with FDIC insurance protection. An additional $27.9 million of municipal deposits were over the FDIC insurance coverage limit at March 31, 2016 and were collateralized by Union under applicable state regulations by investment securities.

Borrowings. Total borrowed funds at March 31, 2016 were $21.9 million compared to $9.6 million at December 31, 2015, a net increase of $12.3 million, or 128.8%. The increase in borrowed funds was utilized to fund loan demand and purchase municipal securities. The FHLB option advance borrowings were $17.9 million at March 31, 2016, at a weighted average rate of 1.99%, and $7.9 million at December 31, 2015, at a weighted average rate of 3.46%. The increase in option advance borrowings reflects a $2.5 million three month bullet advance at 0.58%, a $2.5 million six month bullet advance at 0.78% and a $5.0 million seven year option advance (callable after two years) at 0.99% taken during the first quarter of 2016 for liquidity purposes. These advances were partially offset by scheduled monthly payments of $76 thousand on long-term FHLB amortizing advances. The Company also had $2.6 million in overnight federal funds purchased at a rate of 0.51% from FHLB at March 31, 2016, while there were no federal funds purchased at December 31, 2015. In addition, the Company had overnight secured customer repurchase agreement sweeps at March 31, 2016 of $1.5 million, at a weighted average rate of 0.24%, compared to $1.6 million, at a weighted average rate of 0.25% at December 31, 2015, a decrease of $166 thousand, or 10.2%. The volume of the overnight secured customer repurchase agreement sweeps is volatile and is a function of the customer's cash flow needs.

Commitments, Contingent Liabilities, and Off-Balance-Sheet Arrangements. The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers, to reduce its own exposure to fluctuations in interest rates and to implement its strategic objectives. These financial instruments include commitments to

Union Bankshares, Inc. Page 36

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

The following table details the contractual or notional amount of financial instruments that represented credit risk at the dates indicated:

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Commitments to originate loans	$18,454	$24,176
Unused lines of credit	85,050	77,542
Standby and commercial letters of credit	1,624	1,614
Credit card arrangements	1,371	1,369
FHLB Mortgage Partnership Finance credit enhancement obligation, net	576	572
Commitment to purchase investment in a real estate limited partnership	2,018	980
Commitment to purchase investment securities	—	1,336
Total	$109,093	$107,589
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
The Company did not hold derivative or hedging instruments at March 31, 2016 or December 31, 2015.
The Company’s subsidiary bank is required (as are all banks) to maintain vault cash or a noninterest bearing reserve balance as established by Federal Reserve regulations. The Bank’s average total required reserve for the 14 day maintenance period including March 31, 2016 was $672 thousand and for December 31, 2015 was $726 thousand, both of which were satisfied by vault cash.

Contractual Obligations. The Company and Union have various financial obligations, including contractual obligations that may require future cash payments. The following table presents, as of March 31, 2016, significant fixed and determinable contractual obligations to third parties:

March 31, 2016
(Dollars in thousands)
Operating lease commitments	$280
Contractual payments on borrowed funds (1)	21,883
Deposits without stated maturity (1) (2)	413,599
Certificates of deposit (1) (2)	145,405
Deferred compensation payouts	903
Total	$582,070
____________________

(1)	The amounts exclude interest payable.

(2)
While Union has a contractual obligation to depositors should they wish to withdraw all or some of the funds on deposit, management believes, based on historical analysis as well as current conditions in the financial markets, that the majority of these deposits will remain on deposit for the foreseeable future.

Union Bankshares, Inc. Page 37

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

As of March 31, 2016, Union, as a member of FHLB, had access to unused lines of credit up to $6.8 million over and above the $20.4 million in outstanding term advances. With the purchase of required FHLB Class B common stock and evaluation by the FHLB of the underlying collateral available, line availability could have risen to approximately $30.4 million at March 31, 2016. This line of credit can be used for either short-term or long-term liquidity or other needs.

Union also maintains an IDEAL Way Line of Credit with the FHLB. The total line available was $551 thousand at March 31, 2016. There were no borrowings against this line of credit as of such date. Interest on this line is chargeable at a rate determined by the FHLB and payable monthly. Should Union utilize this line of credit, qualified portions of the loan and investment portfolios would collateralize these borrowings.

In addition to its borrowing arrangements with the FHLB, Union maintains two pre-approved federal funds lines of credit totaling $12.0 million with two upstream correspondent banks, one-way buy options with CDARS and access to the FRB discount window, which would require pledging of qualified assets. At March 31, 2016 there were $5.9 million of purchased CDARS deposits and no outstanding advances on the federal funds lines or at the discount window.

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

Stockholders’ equity increased from $53.6 million at December 31, 2015 to $54.7 million at March 31, 2016, reflecting net income of $1.8 million for the first three months of 2016, an increase of $512 thousand in accumulated OCI and a $27 thousand increase due to the issuance of 1,340 shares of common stock resulting from the exercise of 1,340 incentive stock options. These increases were partially offset by cash dividends paid of $1.2 million and stock repurchases of $4 thousand during the three months ended March 31, 2016.

The Company has 7,500,000 shares of $2.00 par value common stock authorized. As of March 31, 2016, the Company had 4,933,136 shares issued, of which 4,458,372 were outstanding and 474,764 were held in treasury.

In January 2016, the Company's Board reauthorized the limited stock repurchase plan that was initially established in May of 2010 and has been reauthorized annually since that time. The limited stock repurchase plan allows the repurchase of up to a fixed number of shares of the Company's common stock each calendar quarter (currently 3,000 shares) in open market purchases or privately negotiated transactions, as management deems advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase authorization expires on December 31, 2016, unless reauthorized. The Company repurchased 145 shares during the first three months of 2016 under this program at a total cost of $4 thousand.

During the first quarter of 2016 the Company adopted a Dividend Reinvestment and Stock Purchase Plan whereby registered shareholders may elect to reinvest cash dividends and optional cash contributions to purchase additional shares of the Company's

Union Bankshares, Inc. Page 38

common stock. The Company has reserved 200,000 shares of its common stock for issuance and sale under the DRIP. As of March 31, 2016 no shares of stock had yet been issued under the DRIP.

Under rules effective January 1, 2015, a bank holding company, such as the Company, is considered “well capitalized” if the bank holding company (i) has a total risk based capital ratio of at least 10%, (ii) has a Tier I risk-based capital ratio of at least 8%, and (iii) is not subject to any written agreement order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. In addition, the FDIC has amended its prompt corrective action rules to reflect the revisions made by the new capital rules implementing Basel III. Under the FDIC’s revised rules, which became effective January 1, 2015, an FDIC supervised institution is considered “well capitalized” if it (i) has a total risk-based capital ratio of 10.0% or greater; (ii) a Tier I risk-based capital ratio of 8.0% or greater; (iii) a common Tier I equity ratio of at least 6.5% or greater, (iv) a leverage capital ratio of 5.0% or greater; and (iv) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised. The Bank elected to opt-out of this regulatory capital provision. By opting out of the provision, the bank retains what is known as the accumulated other comprehensive income filter. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

As of March 31, 2016, both the Company and Union met all capital adequacy requirements to which they are subject. There were no conditions or events between March 31, 2016 and the date of this report that management believes have changed either Company’s regulatory capital category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Total capital to risk weighted assets	$58,822	13.15%	$35,785	8.00%	N/A	N/A
Tier I capital to risk weighted assets	53,697	12.01%	26,826	6.00%	N/A	N/A
Common Equity Tier 1 to risk weighted assets	53,697	12.01%	20,120	4.50%	N/A	N/A
Tier I capital to average assets	53,697	8.53%	25,180	4.00%	N/A	N/A

Union:
Total capital to risk weighted assets	$58,377	13.09%	$35,677	8.00%	$44,597	10.00%
Tier I capital to risk weighted assets	53,252	11.94%	26,760	6.00%	35,680	8.00%
Common Equity Tier 1 to risk weighted assets	53,252	11.94%	20,070	4.50%	28,990	6.50%
Tier I capital to average assets	53,252	8.48%	25,119	4.00%	31,399	5.00%
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

A quarterly cash dividend of $0.28 per share was declared to stockholders of record on April 30, 2016, payable May 10, 2016. The dividend for each of the previous five quarters, including the dividend paid during the first quarter of 2016, was $0.27 per share.

Regulatory Matters. The Company and Union are subject to periodic examinations by the various regulatory agencies. These examinations include, but are not limited to, procedures designed to review lending practices, risk management, credit quality, liquidity, compliance and capital adequacy. In January of 2016 the FRB performed its regular, periodic examination of the Company. During 2015, the Vermont Department of Financial Regulation performed a regular safety and soundness examination of Union. During 2014, the FDIC performed its regular, periodic regulatory examination of Union. No comments were received that would have a material adverse effect on the Company’s or Union’s liquidity, financial position, capital resources, or results of operations.

Union Bankshares, Inc. Page 39

OTHER FINANCIAL CONSIDERATIONS
Market Risk and Interest Rate Risk. Market risk is the potential of loss in a financial instrument arising from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices, and equity prices. As of March 31, 2016, the Company did not have any market risk sensitive instruments acquired for trading purposes. The Company’s market risk arises primarily from interest rate risk inherent in its lending, investing, deposit taking and borrowing activities. Management of interest rate risk is an important component of our asset and liability management process, which is governed by established policies that are reviewed and approved annually. Our investment policy details the types of securities that may be purchased, and establishes portfolio limits and maturity limits for the various sectors. Our investment policy also establishes specific investment quality limits. The ALCO develops guidelines and strategies impacting our asset and liability management-related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. Members of the ALCO also manage the investment portfolio to maximize net interest income while mitigating market and interest rate risk.
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
An outside consultant is utilized to perform rate shocks of our balance sheet to assess our risk to earnings in different interest rate environments, and to perform a variety of other analyses. The consultant’s most recent completed analysis was as of December 31, 2015. The base simulation assumed no changes in rates, as well as 200 and 300 basis point rising interest rate scenarios which assume a parallel shift of the yield curve over a one-year period, and no growth assumptions. Management is not aware of any significant changes in the Company's risk profile since the analysis was performed as of December 31, 2015. A summary of the results is as follows:

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

The net interest income simulation as of December 31, 2015 showed that the change in net interest income for the next 12 months from our expected or “most likely” forecast was as follows:

Rate Change	Percent Change in Net Interest Income Limit	Percent Change in Net Interest Income
Up 300 basis points	(21.00)%	8.5%
Up 200 basis points	(14.00)%	5.6%
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

Union Bankshares, Inc. Page 40

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Information called for by this item is incorporated by reference in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption OTHER FINANCIAL CONSIDERATIONS on pages 39-40.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2016. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.
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

Item 1A. Risk Factors
There have been no material changes in the risk factors discussed in Part I-Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, since the date of the filing of that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the quarter ended March 31, 2016, the only unregistered issuance of the Company's equity securities was pursuant to the exercise of incentive stock options, resulting in the issuance of 1,340 shares of the Company's common stock. The shares were issued in reliance upon an exemption in section 4(a)(2) of the Securities Act of 1933 for distributions not involving a public offering.
The following table summarizes repurchases of the Company's equity securities during the quarter ended March 31, 2016:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Program
January 2016	145	$26.67	145	2,855
February 2016	—	—	—	2,855
March 2016	—	—	—	—
__________________

(1)
All repurchases shown in the table were made pursuant to a discretionary stock repurchase program under which the Company may repurchase up to 3,000 shares of its common stock each calendar quarter, in open market or privately negotiated transactions. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The program was initially authorized in 2010 and was reauthorized most recently in January 2016, with an increase in the purchase authorization level from 2,500 shares per quarter to 3,000 shares per quarter. The program will expire on December 31, 2016, unless reauthorized.

Union Bankshares, Inc. Page 41

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three months ended March 31, 2016 and 2015, (iii) the unaudited consolidated statements of comprehensive income for the three months ended March 31, 2016 and 2015, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

____________________

*
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Union Bankshares, Inc. Page 42

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Union Bankshares, Inc.

May 10, 2016	/s/ David S. Silverman
David S. Silverman
Director, President and Chief Executive Officer

May 10, 2016	/s/ Karyn J. Hale
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three months ended March 31, 2016 and 2015, (iii) the unaudited consolidated statements of comprehensive income for the three months ended March 31, 2016 and 2015, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

____________________

*
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Union Bankshares, Inc. Page 43