Form 10-Q
period 2016-06-30
UNION BANKSHARES INC
filed 2016-08-09
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2016

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

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ]      No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 29, 2016:

Common Stock, $2 par value	4,459,535	shares

UNION BANKSHARES, INC.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets	(Dollars in thousands)
Cash and due from banks	$4,220	$4,217
Federal funds sold and overnight deposits	19,979	13,744
Cash and cash equivalents	24,199	17,961
Interest bearing deposits in banks	10,213	12,753
Investment securities available-for-sale	58,141	54,110
Investment securities held-to-maturity (fair value $2.0 million and $5.1 million at June 30, 2016 and December 31, 2015, respectively)	1,998	5,217
Loans held for sale	6,749	5,635
Loans	502,458	500,506
Allowance for loan losses	(5,226)	(5,201)
Net deferred loan costs	602	515
Net loans	497,834	495,820
Accrued interest receivable	2,003	1,832
Premises and equipment, net	13,090	13,055
Core deposit intangible	840	925
Goodwill	2,223	2,223
Investment in real estate limited partnerships	2,137	2,373
Company-owned life insurance	8,492	8,800
Other assets	8,550	8,175
Total assets	$636,469	$628,879
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$103,918	$99,826
Interest bearing	333,402	310,203
Time	110,644	150,379
Total deposits	547,964	560,408
Borrowed funds	27,808	9,564
Accrued interest and other liabilities	4,714	5,339
Total liabilities	580,486	575,311
Commitments and Contingencies
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,934,296 shares issued at June 30, 2016 and 4,931,796 shares issued at December 31, 2015	9,869	9,864
Additional paid-in capital	586	501
Retained earnings	50,970	49,524
Treasury stock at cost; 474,761 shares at June 30, 2016 and 474,619 shares at December 31, 2015	(4,024)	(4,019)
Accumulated other comprehensive loss	(1,418)	(2,302)
Total stockholders' equity	55,983	53,568
Total liabilities and stockholders' equity	$636,469	$628,879
See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 1

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$6,254	$5,859	$12,249	$11,591
Interest on debt securities:
Taxable	223	257	472	472
Tax exempt	146	106	283	213
Dividends	18	9	35	24
Interest on federal funds sold and overnight deposits	6	4	11	12
Interest on interest bearing deposits in banks	41	41	86	81
Total interest and dividend income	6,688	6,276	13,136	12,393
Interest expense
Interest on deposits	412	434	837	910
Interest on borrowed funds	107	87	195	176
Total interest expense	519	521	1,032	1,086
Net interest income	6,169	5,755	12,104	11,307
Provision for loan losses	75	150	150	250
Net interest income after provision for loan losses	6,094	5,605	11,954	11,057
Noninterest income
Trust income	180	190	352	367
Service fees	1,427	1,348	2,839	2,694
Net gains on sales of investment securities available-for-sale	18	—	18	—
Net gains on sales of loans held for sale	775	785	1,275	1,514
Other income	197	203	299	286
Total noninterest income	2,597	2,526	4,783	4,861
Noninterest expenses
Salaries and wages	2,442	2,331	4,900	4,654
Pension and employee benefits	851	769	1,794	1,503
Occupancy expense, net	309	312	626	693
Equipment expense	541	460	1,050	867
Other expenses	1,783	1,684	3,377	3,229
Total noninterest expenses	5,926	5,556	11,747	10,946
Income before provision for income taxes	2,765	2,575	4,990	4,972
Provision for income taxes	626	558	1,092	1,071
Net income	$2,139	$2,017	$3,898	$3,901
Earnings per common share	$0.48	$0.46	$0.87	$0.88
Weighted average number of common shares outstanding	4,458,488	4,458,749	4,458,326	4,458,312
Dividends per common share	$0.28	$0.27	$0.55	$0.54

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 2

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Net income	$2,139	$2,017	$3,898	$3,901
Other comprehensive income (loss), net of tax:
Investment securities available-for-sale:
Net unrealized holding gains (losses) arising during the period on investment securities available-for-sale	384	(492)	896	(218)
Reclassification adjustment for net gains on sales of investment securities available-for-sale realized in net income	(12)	—	(12)	—
Total other comprehensive income (loss)	372	(492)	884	(218)
Total comprehensive income	$2,511	$1,525	$4,782	$3,683

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 3

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2016 and 2015 (Unaudited)

	Common Stock
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances, December 31, 2015	4,457,177	$9,864	$501	$49,524	$(4,019)	$(2,302)	$53,568
Net income	—	—	—	3,898	—	—	3,898
Other comprehensive income	—	—	—	—	—	884	884
Issuance of common stock	71	—	1	—	1	—	2
Cash dividends declared ($0.55 per share)	—	—	—	(2,452)	—	—	(2,452)
Stock based compensation expense	—	—	33	—	—	—	33
Exercise of stock options	2,500	5	51	—	—	—	56
Purchase of treasury stock	(213)	—	—	—	(6)	—	(6)
Balances, June 30, 2016	4,459,535	$9,869	$586	$50,970	$(4,024)	$(1,418)	$55,983

Balances, December 31, 2014	4,458,430	$9,859	$418	$46,462	$(3,925)	$(1,380)	$51,434
Net income	—	—	—	3,901	—	—	3,901
Other comprehensive loss	—	—	—	—	—	(218)	(218)
Cash dividends declared ($0.54 per share)	—	—	—	(2,408)	—	—	(2,408)
Stock based compensation expense	—	—	20	—	—	—	20
Exercise of stock options	2,500	5	48	—	—	—	53
Purchase of treasury stock	(1,077)	—	—	—	(26)	—	(26)
Balances, June 30, 2015	4,459,853	$9,864	$486	$47,955	$(3,951)	$(1,598)	$52,756

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 4

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2016	2015
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income	$3,898	$3,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	638	502
Provision for loan losses	150	250
Deferred income tax provision (credit)	311	(11)
Net amortization of investment securities	188	97
Equity in losses of limited partnerships	236	248
Stock based compensation expense	33	20
Net increase in unamortized loan costs	(87)	(96)
Proceeds from sales of loans held for sale	59,619	69,356
Origination of loans held for sale	(59,458)	(62,603)
Net gains on sales of loans held for sale	(1,275)	(1,514)
Net loss on disposals of premises and equipment	—	6
Net gains on sales of investment securities available-for-sale	(18)	—
Write-downs of impaired assets	—	29
Net gains on sales of other real estate owned	—	(3)
(Increase) decrease in accrued interest receivable	(171)	32
Amortization of core deposit intangible	86	86
Increase in other assets	(635)	(800)
Contribution to defined benefit pension plan	(750)	—
Increase (decrease) in other liabilities	125	(802)
Net cash provided by operating activities	2,890	8,698
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	3,286	2,138
Purchases	(747)	(2,587)
Investment securities held-to-maturity
Proceeds from maturities, calls and paydowns	3,220	2,000
Investment securities available-for-sale
Proceeds from sales	2,673	—
Proceeds from maturities, calls and paydowns	6,617	4,878
Purchases	(12,151)	(16,947)
Purchase of nonmarketable stock, net	(200)	—
Net (increase) decrease in loans	(2,108)	7,193
Recoveries of loans charged off	31	25
Purchases of premises and equipment	(673)	(1,590)
Purchase of company-owned life insurance	—	(5,000)
Investments in limited partnerships	—	(15)
Proceeds from sales of other real estate owned	—	100
Net cash used in investing activities	(52)	(9,805)

Union Bankshares, Inc. Page 5

Cash Flows From Financing Activities
Advances on long-term borrowings	5,070	—
Repayment of long-term debt	(152)	(146)
Net increase in short-term borrowings outstanding	13,326	15,629
Net increase in noninterest bearing deposits	4,092	4,045
Net increase in interest bearing deposits	23,199	312
Net decrease in time deposits	(39,735)	(43,442)
Issuance of common stock	58	53
Purchase of treasury stock	(6)	(26)
Dividends paid	(2,452)	(2,408)
Net cash provided by (used in) financing activities	3,400	(25,983)
Net increase (decrease) in cash and cash equivalents	6,238	(27,090)
Cash and cash equivalents
Beginning of period	17,961	41,744
End of period	$24,199	$14,654
Supplemental Disclosures of Cash Flow Information
Interest paid	$1,210	$1,306
Income taxes paid	$800	$1,010

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 6

UNION BANKSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Union Bankshares, Inc. and Subsidiary (together, the Company) as of June 30, 2016, and for the three and six months ended June 30, 2016 and 2015, have been prepared in conformity with GAAP for interim financial information, general practices within the banking industry, and the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The Company's sole subsidiary is Union Bank. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein, have been made. This information should be read in conjunction with the Company’s 2015 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2016, or any interim period.
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

Note 3. Per Share Information
Earnings per common share are computed based on the weighted average number of shares of common stock outstanding during the period and reduced for shares held in treasury. The assumed conversion of outstanding exercisable stock options and restricted stock units does not result in material dilution and is not included in the calculation.

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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, which will replace the existing incurred loss model for recognizing credit losses, banks and other lending institutions will be required to recognize the full amount of expected credit losses. The new guidance, which is referred to as the current expected credit loss model ("CECL"), requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses. A modified version of these requirements also applies to debt securities classified as available for sale. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within such years. The Company is evaluating the potential impact of the ASU on its consolidated financial statements.

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

Amortization expense for the core deposit intangible was $43 thousand for the three months ended June 30, 2016 and 2015 and was $86 thousand for the six months ended June 30, 2016 and 2015. The amortization expense is included in other expenses on

Union Bankshares, Inc. Page 8

the consolidated statement of income and is deductible for tax purposes. As of June 30, 2016, the remaining amortization expense related to the core deposit intangible, absent any future impairment, is expected to be as follows:

(Dollars in thousands)
2016	$86
2017	171
2018	171
2019	171
2020	171
Thereafter	70
Total	$840

Note 6. Investment Securities
Investment securities as of the balance sheet dates consisted of the following:

June 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$7,414	$87	$(22)	$7,479
Agency mortgage-backed	14,150	279	(2)	14,427
State and political subdivisions	23,179	729	(8)	23,900
Corporate	11,759	395	(160)	11,994
Total debt securities	56,502	1,490	(192)	57,800
Mutual funds	341	—	—	341
Total	$56,843	$1,490	$(192)	$58,141
Held-to-maturity
U.S. Government-sponsored enterprises	$1,998	$8	$—	$2,006

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$10,805	$30	$(143)	$10,692
Agency mortgage-backed	11,083	39	(64)	11,058
State and political subdivisions	19,653	404	(25)	20,032
Corporate	12,266	76	(359)	11,983
Total debt securities	53,807	549	(591)	53,765
Mutual funds	345	—	—	345
Total	$54,152	$549	$(591)	$54,110
Held-to-maturity
U.S. Government-sponsored enterprises	$5,217	$—	$(101)	$5,116

Union Bankshares, Inc. Page 9

Proceeds from the sale of AFS securities were $2.7 million for the three and six months ended June 30, 2016. Gross realized gains from the sale of AFS securities were $19 thousand, while gross realized losses were $1 thousand for both the three and six months ended June 30, 2016. There were no sales of AFS securities for the three and six months ended June 30, 2015. The specific identification method is used to determine realized gains and losses on sales of securities AFS.

The amortized cost and estimated fair value of debt securities by contractual scheduled maturity as of June 30, 2016 were as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Available-for-sale
Due from one to five years	$4,488	$4,603
Due from five to ten years	23,109	23,740
Due after ten years	14,755	15,030
	42,352	43,373
Agency mortgage-backed	14,150	14,427
Total debt securities available-for-sale	$56,502	$57,800
Held-to-maturity
Due from one to five years	$999	$1,003
Due after ten years	999	1,003
Total debt securities held-to-maturity	$1,998	$2,006

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

Information pertaining to all investment securities with gross unrealized losses as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

June 30, 2016	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
Debt securities:
U.S. Government-sponsored enterprises	4	$1,847	$(9)	1	$426	$(13)	5	$2,273	$(22)
Agency mortgage-backed	—	—	—	1	426	(2)	1	426	(2)
State and political subdivisions	1	469	(8)	—	—	—	1	469	(8)
Corporate	3	1,451	(48)	5	2,098	(112)	8	3,549	(160)
Total	8	$3,767	$(65)	7	$2,950	$(127)	15	$6,717	$(192)

Union Bankshares, Inc. Page 10

December 31, 2015	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
Debt securities:
U.S. Government-sponsored enterprises	12	$9,081	$(157)	5	$3,607	$(87)	17	$12,688	$(244)
Agency mortgage-backed	12	7,459	(58)	1	259	(6)	13	7,718	(64)
State and political subdivisions	4	1,512	(14)	2	785	(11)	6	2,297	(25)
Corporate	12	5,750	(277)	4	1,632	(82)	16	7,382	(359)
Total	40	$23,802	$(506)	12	$6,283	$(186)	52	$30,085	$(692)
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

The Company has the ability to hold the investment securities that had unrealized losses at June 30, 2016 for the foreseeable future and no declines were deemed by management to be OTT.

Investment securities with a carrying amount of $20.5 million and $25.7 million at June 30, 2016 and December 31, 2015, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

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
The loans purchased in the 2011 Branch Acquisition were initially recorded at $32.9 million, the estimated fair value at the time of purchase. The estimated fair value contains both accretable and nonaccretable components. The accretable component is amortized as an adjustment to the related loan yield over the average life of the loan. The nonaccretable component represents probable loss due to credit risk and is reviewed by management periodically and adjusted as deemed necessary. At the acquisition date, the fair value of the loans acquired resulted in an accretable loan premium component of $545 thousand, less a nonaccretable credit risk component of $318 thousand. As of June 30, 2016 and December 31, 2015, there was no remaining accretable loan premium component balance and no remaining nonaccretable credit risk component balance due to the transfer of the remaining acquired portfolios to the Company's existing loan portfolios during the fourth quarter of 2015. There were no acquired loans at June 30, 2016 and December 31, 2015.
The following table summarizes activity in the accretable loan premium component for the acquired loan portfolio during the three and six month comparison periods:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$—	$274	$—	$292
Loan premium amortization	—	(18)	—	(36)
Balance at end of period	$—	$256	$—	$256
Changes in the accretable and nonaccretable components have been charged to Interest and fees on loans on the Company's consolidated statements of income for the periods reported.
The composition of Net loans as of the balance sheet dates were as follows:

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Residential real estate	$167,658	$165,396
Construction real estate	33,163	42,889
Commercial real estate	247,799	230,442
Commercial	31,413	21,397
Consumer	3,845	3,963
Municipal	18,580	36,419
Gross loans	502,458	500,506
Allowance for loan losses	(5,226)	(5,201)
Net deferred loan costs	602	515
Net loans	$497,834	$495,820
Residential real estate loans aggregating $17.2 million at December 31, 2015 were pledged as collateral on deposits of municipalities. There were no loans pledged as collateral on deposits of municipalities at June 30, 2016. Qualifying residential first mortgage loans held by Union may be pledged as collateral for borrowings from the FHLB under a blanket lien.

Union Bankshares, Inc. Page 12

A summary of current, past due and nonaccrual loans as of the balance sheet dates follows:

June 30, 2016	Current	30-59 Days	60-89 Days	90 Days and Over and Accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$164,734	$90	$692	$256	$1,886	$167,658
Construction real estate	32,998	139	—	—	26	33,163
Commercial real estate	245,833	—	731	539	696	247,799
Commercial	31,378	16	—	—	19	31,413
Consumer	3,825	14	6	—	—	3,845
Municipal	18,580	—	—	—	—	18,580
Total	$497,348	$259	$1,429	$795	$2,627	$502,458

December 31, 2015	Current	30-59 Days	60-89 Days	90 Days and Over and Accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$159,895	$2,034	$1,195	$368	$1,904	$165,396
Construction real estate	42,616	7	204	34	28	42,889
Commercial real estate	228,513	667	641	111	510	230,442
Commercial	20,977	—	20	321	79	21,397
Consumer	3,950	10	1	2	—	3,963
Municipal	36,419	—	—	—	—	36,419
Total	$492,370	$2,718	$2,061	$836	$2,521	$500,506
There were no residential real estate loans in process of foreclosure at June 30, 2016. Aggregate interest on nonaccrual loans not recognized was $1.3 million and $1.1 million as of June 30, 2016 and 2015, respectively, and $1.2 million as of December 31, 2015.

Note 8.  Allowance for Loan Losses and Credit Quality
The ALL is established for estimated losses in the loan portfolio through a provision for loan losses charged to earnings. For all loan classes, loan losses are charged against the ALL when management believes the loan balance is uncollectible or in accordance with federal guidelines. Subsequent recoveries, if any, are credited to the ALL.

The ALL is maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio as of the balance sheet date. The amount of the ALL is based on management's periodic evaluation of the collectability of the loan portfolio, including the nature, volume and risk characteristics of the portfolio, credit concentrations, trends in historical loss experience, estimated value of any underlying collateral, specific impaired loans and economic conditions. There has been no change to the methodology used to estimate the ALL during the second quarter of 2016. While management uses available information to recognize losses on loans, future additions to the ALL may be necessary based on changes in economic conditions or other relevant factors.

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

Union Bankshares, Inc. Page 14

Changes in the ALL, by class of loans, for the three and six months ended June 30, 2016 and 2015 were as follows:

For The Three Months Ended June 30, 2016	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, March 31, 2016	$1,386	$466	$2,729	$218	$25	$47	$254	$5,125
Provision (credit) for loan losses	(19)	(96)	108	16	—	(21)	87	75
Recoveries of amounts charged off	15	3	—	6	2	—	—	26
	1,382	373	2,837	240	27	26	341	5,226
Amounts charged off	—	—	—	—	—	—	—	—
Balance, June 30, 2016	$1,382	$373	$2,837	$240	$27	$26	$341	$5,226

For The Three Months Ended June 30, 2015	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, March 31, 2015	$1,339	$379	$2,668	$183	$26	$54	$124	$4,773
Provision (credit) for loan losses	6	(1)	151	9	—	(29)	14	150
Recoveries of amounts charged off	—	19	—	—	2	—	—	21
	1,345	397	2,819	192	28	25	138	4,944
Amounts charged off	(23)	—	—	—	(2)	—	—	(25)
Balance, June 30, 2015	$1,322	$397	$2,819	$192	$26	$25	$138	$4,919

For The Six Months Ended June 30, 2016	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2015	$1,419	$514	$2,792	$209	$28	$38	$201	$5,201
Provision (credit) for loan losses	68	(147)	45	57	(1)	(12)	140	150
Recoveries of amounts charged off	15	6	—	7	3	—	—	31
	1,502	373	2,837	273	30	26	341	5,382
Amounts charged off	(120)	—	—	(33)	(3)	—	—	(156)
Balance, June 30, 2016	$1,382	$373	$2,837	$240	$27	$26	$341	$5,226

For The Six Months Ended June 30, 2015	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2014	$1,330	$439	$2,417	$176	$27	$42	$263	$4,694
Provision (credit) for loan losses	15	(64)	402	29	10	(17)	(125)	250
Recoveries of amounts charged off	—	22	—	—	3	—	—	25
	1,345	397	2,819	205	40	25	138	4,969
Amounts charged off	(23)	—	—	(13)	(14)	—	—	(50)
Balance, June 30, 2015	$1,322	$397	$2,819	$192	$26	$25	$138	$4,919

Union Bankshares, Inc. Page 15

The allocation of the ALL, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates were as follows:

June 30, 2016	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$58	$—	$84	$—	$—	$—	$—	$142
Collectively evaluated for impairment	1,324	373	2,753	240	27	26	341	5,084
Total allocated	$1,382	$373	$2,837	$240	$27	$26	$341	$5,226

December 31, 2015	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$109	$—	$227	$21	$—	$—	$—	$357
Collectively evaluated for impairment	1,310	514	2,565	188	28	38	201	4,844
Total allocated	$1,419	$514	$2,792	$209	$28	$38	$201	$5,201

The recorded investment in loans, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates were as follows:

June 30, 2016	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,304	$90	$3,153	$460	$—	$—	$5,007
Collectively evaluated for impairment	166,354	33,073	244,646	30,953	3,845	18,580	497,451
Total	$167,658	$33,163	$247,799	$31,413	$3,845	$18,580	$502,458

December 31, 2015	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,197	$92	$3,094	$493	$—	$—	$4,876
Collectively evaluated for impairment	164,199	42,797	227,348	20,904	3,963	36,419	495,630
Total	$165,396	$42,889	$230,442	$21,397	$3,963	$36,419	$500,506

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

Union Bankshares, Inc. Page 16

5-7 Rating - Substandard
Borrowers exhibit well defined weaknesses that jeopardize the orderly liquidation of debt. The loan may be inadequately protected by the net worth and paying capacity of the obligor and/or the underlying collateral is inadequate.

The following tables summarize the loan ratings applied to the Company's loans by class as of the balance sheet dates:

June 30, 2016	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$153,346	$29,489	$179,088	$28,075	$3,821	$18,580	$412,399
Satisfactory/Monitor	10,684	3,558	63,451	2,183	24	—	79,900
Substandard	3,628	116	5,260	1,155	—	—	10,159
Total	$167,658	$33,163	$247,799	$31,413	$3,845	$18,580	$502,458

December 31, 2015	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$150,535	$37,750	$175,438	$18,347	$3,902	$36,419	$422,391
Satisfactory/Monitor	11,329	4,968	49,745	2,384	61	—	68,487
Substandard	3,532	171	5,259	666	—	—	9,628
Total	$165,396	$42,889	$230,442	$21,397	$3,963	$36,419	$500,506

The following table provides information with respect to impaired loans by class of loan as of and for the three and six months ended June 30, 2016:

	As of June 30, 2016			For The Three Months Ended June 30, 2016		For The Six Months Ended June 30, 2016
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$259	$268	$58
Commercial real estate	507	533	84
With an allowance recorded	766	801	142

Residential real estate	1,045	1,395	—
Construction real estate	90	90	—
Commercial real estate	2,646	2,714	—
Commercial	460	461	—
With no allowance recorded	4,241	4,660	—

Residential real estate	1,304	1,663	58	$1,240	$8	$1,226	$16
Construction real estate	90	90	—	90	1	91	2
Commercial real estate	3,153	3,247	84	3,130	17	3,118	31
Commercial	460	461	—	468	—	476	—
Total	$5,007	$5,461	$142	$4,928	$26	$4,911	$49
____________________

(1)	Does not reflect government guaranties on impaired loans as of June 30, 2016 totaling $578 thousand.

Union Bankshares, Inc. Page 17

The following table provides information with respect to impaired loans by class of loan as of and for the three and six months ended June 30, 2015:

	As of June 30, 2015			For The Three Months Ended June 30, 2015		For The Six Months Ended June 30, 2015
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$685	$805	$36	$689	$2	$776	$14
Construction real estate	95	95	—	174	14	208	17
Commercial real estate	4,079	4,150	331	3,687	71	3,568	105
Commercial	—	—	—	—	—	41	—
Total	$4,859	$5,050	$367	$4,550	$87	$4,593	$136
____________________

(1)	Does not reflect government guaranties on impaired loans as of June 30, 2015 totaling $240 thousand.

The following table provides information with respect to impaired loans as of December 31, 2015:

	December 31, 2015
	Recorded Investment (1)	Principal Balance (1)	Related Allowance
	(Dollars in thousands)
Residential real estate	$659	$668	$109
Commercial real estate	2,142	2,161	227
Commercial	493	493	21
With an allowance recorded	3,294	3,322	357

Residential real estate	538	697	—
Construction real estate	92	92	—
Commercial real estate	952	1,015	—
With no allowance recorded	1,582	1,804	—

Residential real estate	1,197	1,365	109
Construction real estate	92	92	—
Commercial real estate	3,094	3,176	227
Commercial	493	493	21
Total	$4,876	$5,126	$357
____________________

(1)	Does not reflect government guaranties on impaired loans as of December 31, 2015 totaling $606 thousand.

The following is a summary of TDR loans by class of loan as of the balance sheet dates:

	June 30, 2016		December 31, 2015
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Residential real estate	14	$1,304	11	$1,197
Construction real estate	1	90	1	92
Commercial real estate	7	1,111	5	950
Commercial	2	461	2	493
Total	24	$2,966	19	$2,732

Union Bankshares, Inc. Page 18

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
The following table provides new TDR activity for the three and six months ended June 30, 2016:

	New TDRs During the			New TDRs During the
	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Residential real estate	2	$132	$139	3	$189	$196
Commercial real estate	2	160	160	2	160	160
The following table provides new TDR activity for the three and six months ended June 30, 2015.

	New TDRs During the			New TDRs During the
	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in thousands)
Commercial real estate	2	$281	$281	2	$281	$281

There were no TDR loans modified within the previous twelve months that had subsequently defaulted during the three and six month periods ended June 30, 2016 or June 30, 2015. TDR loans are considered defaulted at 90 days past due.

At June 30, 2016 and December 31, 2015, the Company was not committed to lend any additional funds to borrowers whose loans were nonperforming, impaired or restructured.

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

Net periodic pension benefit for the three and six months ended June 30 consisted of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Interest cost on projected benefit obligation	$175	$170	$350	$340
Expected return on plan assets	(259)	(286)	(518)	(572)
Amortization of net loss	41	14	82	28
Net periodic benefit	$(43)	$(102)	$(86)	$(204)

Union Bankshares, Inc. Page 19

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

During the six months ended June 30, 2016 the following awards and contingent awards were made to eligible officers under the 2014 Equity Plan:

•
A total of 5,444 RSUs were granted at a fair value of $27.91 per share, based on the closing market price of the Company's common stock on the December 31, 2015 earned date of the award. 50% of the RSUs awarded were in the form of Time-Based RSUs, which will vest over three years, approximately one-third per year on the anniversary of the earned date; and 50% of the RSUs awarded were in the form of Performance-Based RSUs, which are subject to both performance and time based vesting conditions. The Performance-Based conditions were satisfied during 2015 and vesting of the Performance-Based RSUs will occur over two years, with approximately one-half vesting on each of the next two anniversaries of the earned date. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights. The general terms of the awards were described in a 2015 Award Summary, with the final awards and related 2015 performance results and December 31, 2015 stock price, certified by the Board of Directors during the first quarter of 2016. Unrecognized compensation expense related to the unvested RSUs as of June 30, 2016 was $121 thousand.

•
A total of 4,456 contingent RSUs were provisionally granted at a fair value of $29.10 per share, based on the closing market price of the Company's stock on the March 16, 2016 grant date. The estimated number of contingent RSUs provisionally granted was based on target payout amounts as detailed in the 2016 Award Plan Summary adopted by the Board of Directors. As with the 2015 grants, one half is in the form of Time-Based RSUs and one-half is in the form of Performance-Based RSUs. The actual number of RSUs granted (if any) will be determined as of the earned date of December 31, 2016. The contingent RSUs were granted on substantially the same terms and conditions as the RSUs granted under the 2015 Award Plan Summary. As of June 30, 2016 the estimated unrecognized compensation expense related to the contingent unvested RSUs, based on the closing market price of the Company's stock on the grant date of March 16, 2016 was $130 thousand.

As of June 30, 2016, 4,500 options granted in December 2014 under the 2014 Equity Plan remained outstanding and exercisable and will expire in December 2021. There was no unrecognized compensation cost related to these options as of June 30, 2016 and all exercisable options were "in the money".

As of June 30, 2016, 36,436 shares remained available for future equity awards under the 2014 Equity Plan.

As of June 30, 2016, 4,000 options granted under the 2008 ISO Plan remained outstanding and exercisable, with the last of such options expiring in December 2020. There was no unrecognized compensation cost related to these options as of June 30, 2016 and all exercisable options were "in the money".

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

As of the balance sheet dates, the components of Accumulated OCI, net of tax, were:

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Net unrealized gain (loss) on investment securities available-for-sale	$857	$(27)
Defined benefit pension plan net unrealized actuarial loss	(2,275)	(2,275)
Total	$(1,418)	$(2,302)

Union Bankshares, Inc. Page 20

The following tables disclose the tax effects allocated to each component of OCI for the three and six months ended June 30:

	Three Months Ended
	June 30, 2016			June 30, 2015
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
	(Dollars in thousands)
Investment securities available-for-sale:
Net unrealized holding gains (losses) arising during the period on investment securities available-for-sale	$582	$(198)	$384	$(746)	$254	$(492)
Reclassification adjustment for net gains on investment securities available-for-sale realized in net income	(18)	6	(12)	—	—	—
Total other comprehensive income (loss)	$564	$(192)	$372	$(746)	$254	$(492)

	Six Months Ended
	June 30, 2016			June 30, 2015
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
	(Dollars in thousands)
Investment securities available-for-sale:
Net unrealized holding gains (losses) arising during the period on investment securities available-for-sale	$1,358	$(462)	$896	$(331)	$113	$(218)
Reclassification adjustment for net gains on investment securities available-for-sale realized in net income	(18)	6	(12)	—	—	—
Total other comprehensive income (loss)	$1,340	$(456)	$884	$(331)	$113	$(218)

The following table discloses information concerning the reclassification adjustments from OCI for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
Reclassification Adjustment Description	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015	Affected Line Item in Consolidated Statement of Income
	(Dollars in thousands)
Investment securities available-for-sale:
Net gains on investment securities available-for-sale	$(18)	$—	$(18)	$—	Net gains on sales of investment securities available-for-sale
Tax benefit	6	—	6	—	Provision for income taxes
Total reclassifications	$(12)	$—	$(12)	$—	Net income

Note 12. Fair Value Measurement
The Company utilizes FASB ASC Topic 820, Fair Value Measurement, as guidance for accounting for assets and liabilities carried at fair value. This standard defines fair value as the price that would be received, without adjustment for transaction costs, to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is a market based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The guidance in FASB ASC Topic 820 establishes a three-level fair value hierarchy, which prioritizes the inputs used in measuring fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Union Bankshares, Inc. Page 21

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

Assets measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016:	(Dollars in thousands)
Investment securities available-for-sale (market approach)
Debt securities:
U.S. Government-sponsored enterprises	$7,479	$—	$7,479	$—
Agency mortgage-backed	14,427	—	14,427	—
State and political subdivisions	23,900	—	23,900	—
Corporate	11,994	—	11,994	—
Total debt securities	57,800	—	57,800	—
Mutual funds	341	341	—	—
Total	$58,141	$341	$57,800	$—

December 31, 2015:
Investment securities available-for-sale (market approach)
Debt securities:
U.S. Government-sponsored enterprises	$10,692	$—	$10,692	$—
Agency mortgage-backed	11,058	—	11,058	—
State and political subdivisions	20,032	—	20,032	—
Corporate	11,983	—	11,983	—
Total debt securities	53,765	—	53,765	—
Mutual funds	345	345	—	—
Total	$54,110	$345	$53,765	$—

There were no significant transfers in or out of Levels 1 and 2 for the three and six months ended June 30, 2016. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as

Union Bankshares, Inc. Page 22

impaired loans, HTM securities, MSRs and OREO, were not considered material at June 30, 2016 or December 31, 2015. The Company has not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.

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

Union Bankshares, Inc. Page 23

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

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	June 30, 2016
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$24,199	$24,199	$24,199	$—	$—
Interest bearing deposits in banks	10,213	10,337	—	10,337	—
Investment securities	60,139	60,147	341	59,806	—
Loans held for sale	6,749	6,903	—	6,903	—
Loans, net
Residential real estate	166,477	170,663	—	—	170,663
Construction real estate	32,830	33,316	—	—	33,316
Commercial real estate	244,917	246,826	—	—	246,826
Commercial	31,211	31,721	—	—	31,721
Consumer	3,823	3,932	—	—	3,932
Municipal	18,576	18,891	—	—	18,891
Accrued interest receivable	2,003	2,003	—	396	1,607
Nonmarketable equity securities	2,053	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$103,918	$103,918	$103,918	$—	$—
Interest bearing	333,402	333,402	333,402	—	—
Time	110,644	110,736	—	110,736	—
Borrowed funds
Short-term	16,948	16,948	16,948	—	—
Long-term	10,860	10,735	—	10,735	—
Accrued interest payable	91	91	—	91	—

Union Bankshares, Inc. Page 24

	December 31, 2015
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$17,961	$17,961	$17,961	$—	$—
Interest bearing deposits in banks	12,753	12,610	—	12,610	—
Investment securities	59,327	59,226	345	58,881	—
Loans held for sale	5,635	5,745	—	5,745	—
Loans, net
Residential real estate	164,147	164,462	—	—	164,462
Construction real estate	42,419	41,956	—	—	41,956
Commercial real estate	227,686	230,282	—	—	230,282
Commercial	21,210	20,849	—	—	20,849
Consumer	3,939	4,032	—	—	4,032
Municipal	36,419	38,131	—	—	38,131
Accrued interest receivable	1,832	1,832	—	389	1,443
Nonmarketable equity securities	1,932	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$99,826	$99,826	$99,826	$—	$—
Interest bearing	310,203	310,200	—	310,200	—
Time	150,379	150,665	—	150,665	—
Borrowed funds
Short-term	3,622	3,621	3,621	—	—
Long-term	5,942	6,296	—	6,296	—
Accrued interest payable	269	269	—	269	—
The carrying amounts in the preceding tables are included in the consolidated balance sheets under the applicable captions.

Note 13. Subsequent Events
Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with GAAP. Events occurring subsequent to June 30, 2016 have been evaluated as to their potential impact to the consolidated financial statements.

On July 20, 2016, the Company declared a regular quarterly cash dividend of $0.28 per share, payable August 9, 2016, to stockholders of record on July 30, 2016.

Union Bankshares, Inc. Page 25

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
GENERAL
The following discussion and analysis focuses on those factors that, in management's view, had a material effect on the financial position of the Company as of June 30, 2016 and December 31, 2015, and its results of operations for the three and six months ended June 30, 2016 and 2015. This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company's Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of the Company's management, the interim unaudited data reflects all adjustments, consisting only of normal recurring adjustments and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim periods presented. Management is not aware of the occurrence of any events after June 30, 2016 which would materially affect the information presented.

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

Factors that may cause results or performance to differ materially from those expressed in forward-looking statements include, but are not limited to: (1) continuing general economic conditions and financial instability, either nationally, internationally, regionally or locally resulting from elevated unemployment rates, changes in monetary and fiscal policies, and adverse changes in the credit rating of U.S. government debt; (2) increased competitive pressures including those from tax-advantaged credit unions and other financial service providers in the Company's northern Vermont and New Hampshire market area or in the financial services industry generally, from increasing consolidation and integration of financial service providers, and from changes in technology and delivery systems; (3) the effect of and changes in the United States monetary and fiscal policies, including interest rates changes in ways that continues to put pressure on the Company's interest spread or margins, or result in lower fee income and lower gain on sale of real estate loans; (4) changes in laws or government rules, or the way in which courts or government agencies interpret or implement those laws or rules, that increase our costs of doing business or otherwise adversely affect the Company's business; (5) changes in federal or state tax policy; (6) the effect of federal and state health care reform efforts; (7) changes in the level of nonperforming assets and charge-offs; (8) changes in estimates of future reserve requirements based upon relevant regulatory and accounting requirements; (9) changes in information technology that require increased capital spending; (10) changes in consumer and business spending, borrowing and savings habits; (11) further changes to the regulations governing the calculation of the Company’s regulatory capital ratios; (12) increased cyber security threats; and (13) the effects of national and state election results.

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

Union Bankshares, Inc. Page 26

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

OVERVIEW

June 2016 was an active month from a macro economic perspective. The markets had a strong reaction to the dismal jobs data released for May with the dollar weakening against the Euro, stocks selling off, U. S. Treasury yields dropping, and Federal Funds Futures index indicating only one rate increase in December. Then on June 24, 2016 the results of the Brexit vote were announced. The British vote to leave the EU had an additional impact on the world economies with the British pound and Euro dropping in value while the U.S. dollar and Yen strengthened, the stock market fell 3%, U. S. Treasury yields dropped 15 bp, and Fed Funds Futures index are indicating no rate hikes for 2016 or 2017.

Based on results of the Company's asset liability management reports, the Company is considered asset sensitive and is positioned to benefit from an increase in interest rates. Recent national and international activity indicate that an increase in interest rates is not likely for the remainder of 2016. In preparing the budget for 2016, these recent events were not known and it seemed as though an increase in rates was likely to occur during 2016. Management utilized a conservative approach in determining interest rate movements in 2016 and did not incorporate any increase in rates during the first six months of 2016. However, a 25 bp increase in the Federal Funds target rate was incorporated for the latter half of 2016, that now appears unlikely to occur. Based on management's analysis, the lack of an increase in rates alone is not expected to have a significant impact on the Company's results of operations.

Also, on June 24, 2016 Union Bankshares, Inc. became part of the Russell 2000 index, a subset of the Russell 3000 index which is comprised of the 3000 U.S. publicly traded companies with the largest market capitalization. The Russell 2000 index is a widely used proxy for small capitalization U.S. publicly traded companies. Inclusion in the Russell 2000 Index will not change the manner in which the company operates, though it may impact investing and trading in the stock of the company.

For the quarter ended June 30, 2016, the Company's net income was $2.1 million compared to $2.0 million for the quarter ended June 30, 2015, an increase of $122 thousand, or 6.0%. These results reflected an increase in the Company's net interest income of $414 thousand, or 7.2%, a decrease in the provision for loan losses of $75 thousand, or 50.0%, and an increase in noninterest

Union Bankshares, Inc. Page 27

income of $71 thousand, or 2.8%. These positive changes were partially offset by an increase in noninterest expenses of $370 thousand, or 6.7% and an increase in the provision for income taxes of $68 thousand, or 12.2%.

Year to date earnings for 2016 were $3.898 million, or $0.8749 per share, compared to $3.901 million, or $0.8750 per share, for the same period in 2015, a decrease of 0.1% year over year. Net interest income improved $797 thousand, or 7.0%, and the provision for loan losses decreased $100 thousand, or 40.0%, between periods. These positive changes were offset by a decrease in noninterest income of $78 thousand, or 1.6%, an increase in noninterest expense of $801 thousand, or 7.3%, and an increase in the provision for income taxes of $21 thousand, or 2.0%.

At June 30, 2016, the Company had total consolidated assets of $636.5 million, including gross loans and loans held for sale (total loans) of $509.2 million, deposits of $548.0 million and stockholders' equity of $56.0 million. The Company’s total assets at June 30, 2016 increased $7.6 million, or 1.2%, from $628.9 million at December 31, 2015, and increased $35.5 million, or 5.9%, compared to June 30, 2015.

The Company's total capital increased from $53.6 million at December 31, 2015 to $56.0 million at June 30, 2016. This increase primarily reflects net income of $3.9 million for the first six months of 2016 and an increase of $884 thousand in accumulated OCI, less regular cash dividends paid of $2.5 million. (See Capital Resources on page 43.)
The following unaudited per share information and key ratios depict several measurements of performance or financial condition at or for the three and six months ended June 30, 2016 and 2015, respectively:

	Three Months Ended or At June 30,		Six Months Ended or At June 30,
	2016	2015	2016	2015
Return on average assets (ROA) (1)	1.32%	1.29%	1.22%	1.26%
Return on average equity (1)	15.50%	15.27%	14.20%	14.84%
Net interest margin (1)(2)	4.20%	4.09%	4.17%	4.04%
Efficiency ratio (3)	66.22%	66.46%	68.05%	66.01%
Net interest spread (4)	4.12%	4.00%	4.08%	3.96%
Loan to deposit ratio	92.93%	93.23%	92.93%	93.23%
Net loan charge-offs to average loans not held for sale (1)	(0.02)%	—%	0.05%	0.01%
Allowance for loan losses to loans not held for sale (5)	1.04%	1.04%	1.04%	1.04%
Nonperforming assets to total assets (6)	0.54%	0.52%	0.54%	0.52%
Equity to assets	8.80%	8.78%	8.80%	8.78%
Total capital to risk weighted assets	13.41%	13.60%	13.41%	13.60%
Book value per share	$12.55	$11.83	$12.55	$11.83
Earnings per share	$0.48	$0.46	$0.87	$0.88
Dividends paid per share	$0.28	$0.27	$0.55	$0.54
Dividend payout ratio (7)	58.33%	58.70%	63.22%	61.36%
____________________

(1)	Annualized.

(2)	The ratio of tax equivalent net interest income to average earning assets. See pages 31 and 32 for more information.

(3)	The ratio of noninterest expense to tax equivalent net interest income and noninterest income, excluding securities gains (losses).

(4)	The difference between the average rate earned on earning assets and the average rate paid on interest bearing liabilities. See pages 31 and 32 for more information.

(5)
Calculation includes the net carrying amount of loans recorded at fair value from the 2011 Branch Acquisition as of June 30, 2015 ($8.2 million). Excluding such loans, the allowance for loan losses to loans not purchased and not held for sale was 1.06% at June 30, 2015. The acquired loan portfolios were transferred to the Company's existing loan portfolios during the fourth quarter of 2015.

(6)	Nonperforming assets are loans or investment securities that are in nonaccrual or 90 or more days past due as well as OREO or OAO.

(7)	Cash dividends declared and paid per share divided by consolidated net income per share.

Union Bankshares, Inc. Page 28

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
The Company’s net interest income increased $414 thousand, or 7.2%, to $6.2 million for the three months ended June 30, 2016 from $5.8 million for the three months ended June 30, 2015. The net interest spread increased 12 bps to 4.12% for the second quarter of 2016, from 4.00% for the same period last year, reflecting a 10 bps increase in the average yield earned on interest earning assets from 4.44% for the three months ended June 30, 2015 to 4.54% for the three months ended June 30, 2016, primarily due to an increase in the average yield on loans of 5 bps. Also contributing to the increase in the net interest spread was a decline of 2 bps in the average rate paid on interest bearing liabilities, from 0.44% for the second quarter of 2015 to 0.42% for the second quarter of 2016. The net interest margin for the second quarter of 2016 increased 11 bps to 4.20% from 4.09% for the second quarter of 2015. Although the cost of borrowed funds decreased 7 bps from June 30, 2015 to June 30, 2016, the utilization of non core deposits to fund earning assets will continue to put pressure on the Company's net interest spread and margin.
Net interest income was $12.1 million on a fully tax equivalent basis for the six months ended June 30, 2016, compared to $11.3 million for the six months ended June 30, 2015, an increase of $797 thousand, or 7.05%. The increase in net interest income year over year reflects a 9 bp increase in the average yield on earning assets between periods. The 25 bp increase in rates initiated by the FRB in December 2015 contributed to the increase in yield on loans as a significant portion of our commercial real estate loans are variable rate. Additionally, the average yield on investment securities has improved as funds were invested in higher yielding municipal securities as lower yielding U.S. government sponsored agency securities were called.
The average cost of funds decreased 3 bps for the six months ended June 30, 2016 compared to the same period last year and that combined with the 9 bp increase in average yield on earning assets, resulted in an increase of 13 bps in the Company's net interest margin to 4.17% from 4.04% for the same period last year and an increase of 12 bps in the net interest spread between periods from 3.96% to 4.08% . The average cost of deposits, which continues to be our primary funding source, was 0.30% for the six months ended June 30, 2016 compared to 0.34% for the six months ended June 30, 2015. Rates paid on nontime deposits have remained flat period over period and rates paid on time deposits decreased 10 bps period over period.

Union Bankshares, Inc. Page 29

The following table shows for the periods indicated the total amount of income recorded from average interest earning assets, the related average tax equivalent yields, the interest expense associated with average interest bearing liabilities, the related average rates paid, and the resulting tax equivalent net interest spread and margin.

	Three Months Ended June 30,
	2016			2015
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$11,890	$6	0.22%	$10,722	$4	0.12%
Interest bearing deposits in banks	11,116	41	1.47%	12,799	41	1.29%
Investment securities (1), (2)	61,659	371	2.83%	62,436	363	2.63%
Loans, net (1), (3)	521,681	6,254	4.91%	497,134	5,859	4.86%
Nonmarketable equity securities	2,274	16	2.90%	2,053	9	1.71%
Total interest earning assets (1)	608,620	6,688	4.54%	585,144	6,276	4.44%
Cash and due from banks	4,515			4,536
Premises and equipment	12,996			12,699
Other assets	22,676			21,833
Total assets	$648,807			$624,212
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$126,465	$26	0.08%	$119,514	$24	0.08%
Savings/money market accounts	191,560	93	0.19%	187,274	80	0.17%
Time deposits	141,872	293	0.83%	143,919	330	0.92%
Borrowed funds	28,264	107	1.49%	22,108	87	1.56%
Total interest bearing liabilities	488,161	519	0.42%	472,815	521	0.44%
Noninterest bearing deposits	101,221			94,725
Other liabilities	4,249			3,845
Total liabilities	593,631			571,385
Stockholders' equity	55,176			52,827
Total liabilities and stockholders’ equity	$648,807			$624,212
Net interest income		$6,169			$5,755
Net interest spread (1)			4.12%			4.00%
Net interest margin (1)			4.20%			4.09%

Union Bankshares, Inc. Page 30

	Six Months Ended June 30,
	2016			2015
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$10,528	$11	0.21%	$14,160	$12	0.16%
Interest bearing deposits in banks	11,895	86	1.44%	12,631	81	1.29%
Investment securities (1), (2)	62,261	758	2.85%	59,306	692	2.66%
Loans, net (1), (3)	514,147	12,249	4.88%	496,327	11,591	4.84%
Nonmarketable equity securities	2,071	32	3.13%	2,053	17	1.72%
Total interest earning assets (1)	600,902	13,136	4.51%	584,477	12,393	4.42%
Cash and due from banks	4,560			4,600
Premises and equipment	13,026			12,369
Other assets	22,473			20,229
Total assets	$640,961			$621,675
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$122,553	$49	0.08%	$116,107	$45	0.08%
Savings/money market accounts	188,143	172	0.18%	186,965	160	0.17%
Time deposits	145,878	616	0.85%	149,362	705	0.95%
Borrowed funds	23,266	195	1.66%	19,235	176	1.83%
Total interest bearing liabilities	479,840	1,032	0.43%	471,669	1,086	0.46%
Noninterest bearing deposits	101,692			93,603
Other liabilities	4,519			3,834
Total liabilities	586,051			569,106
Stockholders' equity	54,910			52,569
Total liabilities and stockholders’ equity	$640,961			$621,675
Net interest income		$12,104			$11,307
Net interest spread (1)			4.08%			3.96%
Net interest margin (1)			4.17%			4.04%
__________________

(1)	Average yields reported on a tax equivalent basis using a marginal tax rate of 34%.

(2)	Average balances of investment securities are calculated on the amortized cost basis and include nonaccrual securities, if applicable.

(3)	Includes loans held for sale as well as nonaccrual loans, unamortized costs and unamortized premiums and is net of the allowance for loan losses.

Tax exempt interest income amounted to $446 thousand and $457 thousand for the three months ended June 30, 2016 and 2015, respectively, and $874 thousand and $918 thousand for the 2016 and 2015 six month comparison periods, respectively. The following table presents the effect of tax exempt income on the calculation of net interest income, using a marginal tax rate of 34% for the 2016 and 2015 three and six month comparison periods:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Net interest income as presented	$6,169	$5,755	$12,104	$11,307
Effect of tax-exempt interest
Investment securities	66	48	128	96
Loans	135	158	266	317
Net interest income, tax equivalent	$6,370	$5,961	$12,498	$11,720

Union Bankshares, Inc. Page 31

Rate/Volume Analysis. The following table describes the extent to which changes in average interest rates (on a fully tax-equivalent basis) and changes in volume of average interest earning assets and interest bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to:

•	changes in volume (change in volume multiplied by prior rate);

•	changes in rate (change in rate multiplied by prior volume); and

•	total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015 Increase/(Decrease) Due to Change In			Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015 Increase/(Decrease) Due to Change In
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$—	$2	$2	$(3)	$2	$(1)
Interest bearing deposits in banks	(5)	5	—	(4)	9	5
Investment securities	(5)	13	8	24	42	66
Loans, net	311	84	395	492	166	658
Nonmarketable equity securities	1	6	7	—	15	15
Total interest earning assets	$302	$110	$412	$509	$234	$743
Interest bearing liabilities:
Interest bearing checking accounts	$1	$1	$2	$2	$2	$4
Savings/money market accounts	3	10	13	1	11	12
Time deposits	(5)	(32)	(37)	(15)	(74)	(89)
Borrowed funds	24	(4)	20	36	(17)	19
Total interest bearing liabilities	$23	$(25)	$(2)	$24	$(78)	$(54)
Net change in net interest income	$279	$135	$414	$485	$312	$797

Provision for Loan Losses. There was a $75 thousand and $150 thousand loan loss provision for the three and six months ended June 30, 2016, respectively compared to a $150 thousand and $250 thousand loan loss provision for the three and six months ended June 30, 2015. The provision for the three and six months of 2016 was deemed appropriate by management based on the size and mix of the loan portfolio, the level of nonperforming loans, the results of the qualitative factor review and the outlook for future economic conditions. For further details, see FINANCIAL CONDITION- Allowance for Loan Losses and Asset Quality below.

Union Bankshares, Inc. Page 32

Noninterest Income. Noninterest income was $2.6 million, or 28.0% of total income for the three months ended June 30, 2016, compared to $2.5 million, or 28.7% of total income for the three months ended June 30, 2015 and $4.8 million, or 26.7% of total income for the six months ended June 30, 2016 compared to $4.9 million, or 28.2% of total income for the six months ended June 30, 2015. The following table sets forth the components of noninterest income and changes from 2015 to 2016:

	For The Three Months Ended June 30,				For The Six Months Ended June 30,
	2016	2015	$ Variance	% Variance	2016	2015	$ Variance	% Variance
	(Dollars in thousands)
Trust income	$180	$190	$(10)	(5.3)	$352	$367	$(15)	(4.1)
Service fees	1,427	1,348	79	5.9	2,839	2,694	145	5.4
Net gains on sales of loans held for sale	775	785	(10)	(1.3)	1,275	1,514	(239)	(15.8)
Income from Company-owned life insurance	141	98	43	43.9	214	135	79	58.5
Other income	56	105	(49)	(46.7)	85	151	(66)	(43.7)
Net gains on sales of investment securities AFS	18	—	18		18	—	18
Total noninterest income	$2,597	$2,526	$71	2.8	$4,783	$4,861	$(78)	(1.6)

The significant changes in noninterest income for the three and six months ended June 30, 2016 compared to the same periods of 2015 are described below:

•
Net gains on sales of loans held for sale. Continuing the Company's strategy to mitigate long-term interest rate risk, residential loans totaling $35.5 million were sold to the secondary market during the second quarter of 2016, versus residential loan sales of $36.5 million during the second quarter of 2015, with sales of $58.3 million the first six months of 2016, versus sales of $67.8 million the first six months of 2015. Loan sales during the first six months of 2015 included sales of $10.7 million of loans held for sale as of December 31, 2014 versus $5.6 million as of December 31, 2015.

•
Income from Company-owned life insurance. During the second quarter of 2016 the administration of the Company's life insurance policies have been moved to one service provider. As a result, the earnings on the older policies is calculated evenly throughout a calendar year as opposed to the anniversary date of the policy which was June 30th in prior years. Additionally, during the second quarter of 2016 the Company received proceeds from the death benefit on an insurance policy on the life of a former director, resulting in $73 thousand of additional income. This increase was partially offset by the administrative change mentioned previously. Lastly, the Company purchased $5.0 million of company-owned life insurance covering certain officers of Union during March of 2015. Six months of income was recognized on these policies in 2016 versus four months in 2015.

•
Other income. Mortgage servicing rights income decreased $48 thousand for the three months ended June 30, 2016 and $78 thousand for the six months ended June 30, 2016 compared to the same periods in 2015. The decrease was partially offset by an increase in gas and oil royalty income of $14 thousand during the first three months of 2016.

Union Bankshares, Inc. Page 33

Noninterest Expense. Noninterest expense increased $370 thousand, or 6.7%, for the three months ended June 30, 2016 and increased $801 thousand, or 7.3%, for the six months ended June 30, 2016 compared to the same periods in 2015. The following table sets forth the components of noninterest expense and changes between the three and six month comparison periods of 2016 and 2015:

	For The Three Months Ended June 30,				For The Six Months Ended June 30,
	2016	2015	$ Variance	% Variance	2016	2015	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$2,442	$2,331	$111	4.8	$4,900	$4,654	$246	5.3
Pension and employee benefits	851	769	82	10.7	1,794	1,503	291	19.4
Occupancy expense, net	309	312	(3)	(1.0)	626	693	(67)	(9.7)
Equipment expense	541	460	81	17.6	1,050	867	183	21.1
Vermont franchise tax	138	134	4	3.0	275	266	9	3.4
FDIC insurance assessment	82	91	(9)	(9.9)	165	187	(22)	(11.8)
Equity in losses of affordable housing investments	118	125	(7)	(5.6)	236	247	(11)	(4.5)
Other expenses	1,445	1,334	111	8.3	2,701	2,529	172	6.8
Total noninterest expense	$5,926	$5,556	$370	6.7	$11,747	$10,946	$801	7.3
The significant changes in noninterest expense for the second quarter and six months ended June 30, 2016 compared to the same periods of 2015 are described below:

•
Salaries and wages. The increase reflects a $38 thousand and $87 thousand increase in accruals for short and long term incentive plan benefits for the three and six month comparison periods, respectively, as well as normal annual salary increases.

•
Pension and employee benefits. The cost of the Company's medical plan increased $23 thousand and $80 thousand for the three and six month comparison periods, respectively, as premium rates increased between years. The Company began accruing for a profit sharing contribution to the 401k plan at the beginning of the year rather than half way through the year. As a result an accrual of $152 thousand was recorded for the first six months of 2016 compared to $85 thousand in the first six months of 2015, or an increase of $67 thousand between periods. Lastly, the benefit received from the pension plan was reduced by $59 thousand and $119 thousand for the three and six month comparison periods, respectively, as a result of the most recent actuarial valuation report prepared as of December 31, 2015 for the 2016 fiscal year .

•
Occupancy expense. The Company experienced cost savings of $54 thousand in utilities between the six month periods ended June 30, 2016 and 2015 as a result of the mild winter experienced in Vermont and New Hampshire.

•
Equipment expense. During the second quarter of 2015, Union completed a rollout of new computers for all employees as well as teller capture technology at branch locations. As a result, equipment depreciation increased $39 thousand and $122 thousand for the three and six month comparison periods, respectively Additionally, increases in maintenance contracts of $45 thousand and $62 thousand for the three and six month comparison periods, respectively occured as a result of the installation of the new equipment.

Provision for Income Taxes. The Company has provided for current and deferred federal income taxes for the quarters and six months ended June 30, 2016 and 2015. The Company's net provision for income taxes was $626 thousand and $1.1 million for the quarter and six months ended June 30, 2016, respectively, compared to $558 thousand and $1.1 million for the same periods in 2015. The Company's effective tax rate was 22.6% and 21.9% for the quarter and six months ended June 30, 2016, compared to an effective tax rate of 21.7% and 21.5% for the same periods in 2015.

FINANCIAL CONDITION

At June 30, 2016, the Company had total consolidated assets of $636.5 million, including gross loans and loans held for sale (total loans) of $509.2 million, deposits of $548.0 million and stockholders' equity of $56.0 million. The Company’s total assets at June 30, 2016 increased $7.6 million, or 1.2%, from $628.9 million at December 31, 2015, and increased $35.5 million, or 5.9%, compared to June 30, 2015.

Union Bankshares, Inc. Page 34

Net loans and loans held for sale increased a total of $3.1 million, or 0.6%, to $504.6 million, or 79.3% of total assets at June 30, 2016, compared to $501.5 million, or 79.7% of total assets at December 31, 2015. (See Loans Held for Sale and Loan Portfolio below.)

Total deposits decreased $12.4 million, or 2.2%, to $548.0 million at June 30, 2016, from $560.4 million at December 31, 2015. The majority of this decrease reflects an expected seasonal decline due to the municipal funding requirements in Vermont as municipalities and school districts utilize their deposits to pay down their annual line of credit prior to their June 30 fiscal year end. Noninterest bearing deposits increased $4.1 million, or 4.1%, from $99.8 million at December 31, 2015 to $103.9 million at June 30, 2016 and interest bearing deposits increased $23.2 million, or 7.5%, from $310.2 million at December 31, 2015 to $333.4 million at June 30, 2016. These increases were more than offset by a decrease of $39.7 million, or 26.4%, in time deposits from $150.4 million at December 31, 2015 to $110.6 million at June 30, 2016. (See average balances and rates in the Yields Earned and Rates Paid table on pages 31 and 32.)

Total borrowed funds increased $18.2 million, or 190.8%, from $9.6 million at December 31, 2015 to $27.8 million at June 30, 2016. There was an increase in FHLB advances of $18.4 million, while customer overnight collateralized repurchase sweeps decreased $174 thousand between December 31, 2015 and June 30, 2016. (See Borrowings on page 41.)

Total stockholders’ equity increased $2.4 million to $56.0 million at June 30, 2016 from $53.6 million at December 31, 2015. (See Capital Resources on page 43.)

Loans Held for Sale and Loan Portfolio. Total loans (including loans held for sale) increased $3.1 million, or 0.6%, to $509.2 million, representing 80.0% of assets at June 30, 2016, from $506.1 million, representing 80.5% of assets at December 31, 2015. The total loan portfolio at June 30, 2016 also increased compared to the June 30, 2015 level of $478.2 million, representing 79.6% of assets. The Company’s loans consist primarily of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Real estate secured loans represented $455.4 million, or 89.4% of total loans at June 30, 2016 and $444.4 million, or 87.8% of total loans at December 31, 2015. Although competition for good loans is strong, especially in the commercial sector, the Company has been able to originate loans to both current and new customers while maintaining credit quality. Other than the decrease in the municipal portfolio reflecting the one day seasonal fluctuation from municipalities and school districts paying down their annual lines of credit as of their June 30 fiscal year end, the composition of the Company’s loan portfolio remained relatively unchanged from December 31, 2015. There was no material change in the Company’s lending programs or terms during the six months ended June 30, 2016.

The composition of the Company's loan portfolio as of June 30, 2016 and December 31, 2015 was as follows:

	June 30, 2016		December 31, 2015
Loan Class	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$167,658	32.9	$165,396	32.7
Construction real estate	33,163	6.5	42,889	8.5
Commercial real estate	247,799	48.7	230,442	45.5
Commercial	31,413	6.2	21,397	4.2
Consumer	3,845	0.8	3,963	0.8
Municipal	18,580	3.6	36,419	7.2
Loans held for sale	6,749	1.3	5,635	1.1
Total loans	509,207	100.0	506,141	100.0
Allowance for loan losses	(5,226)		(5,201)
Unamortized net loan costs	602		515
Net loans and loans held for sale	$504,583		$501,455
The Company originates and sells qualified residential mortgage loans in various secondary market avenues, with a majority of sales made to the FHLMC/Freddie Mac. At June 30, 2016, the Company serviced a $588.2 million residential real estate mortgage portfolio, of which $6.7 million was held for sale and approximately $413.8 million was serviced for unaffiliated third parties.

The Company sold $58.3 million of qualified residential real estate loans primarily originated during the first six months of 2016 to the secondary market to mitigate long-term interest rate risk and to generate fee income, compared to sales of $67.8 million during the first six months of 2015. The volume of saleable mortgage loan originations for the six months ended June 30, 2016

Union Bankshares, Inc. Page 35

was $59.2 million, compared to originations of $62.8 million for the same period in 2015. A decrease of $3.6 million in originations along with a reduction of $5.1 million in loans held for sale at December 31, 2015 compared to December 31, 2014 are the primary contributing factors in the decline in volume of loans sold. The Company generally retains the servicing rights on sold residential mortgage loans. The Company originates and sells FHA, VA, and RD residential mortgage loans, and also has an Unconditional Direct Endorsement Approval from HUD which allows the Company to approve FHA loans originated in any of its Vermont or New Hampshire locations without needing prior HUD approval. The Company sells VA and FHA loans as originated with servicing released. Some of the government backed loans qualify for zero down payments without geographic or income restrictions. These loan products increase the Company's ability to serve the borrowing needs of residents in the communities we serve, including low and moderate income borrowers, while the government guaranty mitigates our exposure to credit risk.
The Company also originates commercial real estate and commercial loans under various SBA, USDA and State sponsored programs which provide a government agency guaranty for a portion of the loan amount. There was $5.6 million guaranteed under these various programs at June 30, 2016 on an aggregate balance of $7.0 million in subject loans. The Company occasionally sells the guaranteed portion of the loan to other financial concerns and retains servicing rights, which generates fee income. There were $47 thousand of commercial real estate loans sold in the first six months of 2016 and no commercial real estate loans sold in the first six months of 2015. The Company recognizes gains and losses on the sale of the principal portion of these loans as they occur.

The Company serviced $17.5 million of commercial and commercial real estate loans for unaffiliated third parties as of June 30, 2016. This includes $14.1 million of commercial or commercial real estate loans the Company has participated out to other financial institutions, in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.

The Company capitalizes servicing rights for all loans sold with servicing retained and recognizes gains and losses on the sale of the principal portion of these loans as they occur. The unamortized balance of servicing rights on loans sold with servicing retained was $1.6 million at June 30, 2016, with an estimated market value in excess of the carrying value as of such date. Management periodically evaluates and measures the servicing assets for impairment.

There were no residential real estate loans pledged to secure municipal deposits above the FDIC insurance coverage level as of June 30, 2016. Qualified residential first mortgage loans held by Union are eligible to be pledged as collateral for borrowings from the FHLB under a blanket lien.

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

Union Bankshares, Inc. Page 36

The following table shows the composition of nonperforming assets at the dates indicated and trends of certain ratios monitored by the Company's management in reviewing asset quality:

	As of or for the six months ended	As of or for the year ended	As of or for the six months ended
	June 30, 2016	December 31, 2015	June 30, 2015
	(Dollars in thousands)
Nonaccrual loans	$2,627	$2,521	$2,153
Accruing loans 90+ days delinquent	795	836	821
Total nonperforming loans (1)	3,422	3,357	2,974
OREO	—	—	171
Total nonperforming assets	$3,422	$3,357	$3,145
Allowance for loan losses to loans not held for sale (2)	1.04%	1.04%	1.04%
Allowance for loan losses to nonperforming loans	152.72%	154.93%	165.40%
Nonperforming loans to total loans	0.67%	0.66%	0.62%
Nonperforming assets to total assets	0.54%	0.53%	0.52%
Delinquent loans (30 days to nonaccruing) to total loans	1.00%	1.61%	1.09%
Net charge-offs (annualized) to average loans not held for sale	0.05%	0.01%	0.01%
Loan loss provision to net charge-offs, year-to-date	59.81%	1,280.17%	971.21%
____________________

(1)
The Company had guarantees of U.S. or state government agencies on the above nonperforming loans totaling $444 thousand at June 30, 2016, $291 thousand at December 31, 2015, and $261 thousand at June 30, 2015. The acquired loan portfolios from the 2011 Branch Acquisition were transferred to the Company's existing loan portfolios during the fourth quarter of 2015.

(2)
Calculation includes the net carrying amount of loans recorded at fair value from the 2011 Branch Acquisition as of June 30, 2015 ($8.2 million). Excluding such loans, the ALL to loans not purchased and not held for sale was 1.06% at June 30, 2015.

The level of nonaccrual loans increased $106 thousand, or 4.2%, since December 31, 2015, and accruing loans delinquent 90 days or more decreased $41 thousand, or 4.9%, during the same time period. The percentage of nonperforming loans to total loans increased from 0.66% to 0.67%. There were no residential real estate loans in process of foreclosure at June 30, 2016. The aggregate interest income not recognized on nonaccrual loans amounted to approximately $1.3 million and $1.1 million as of June 30, 2016 and 2015, respectively and $1.2 million as of December 31, 2015.
At June 30, 2016 and December 31, 2015, the Company had loans rated substandard that were on a performing status totaling $2.4 million. In management's view, substandard loans represent a higher degree of risk of becoming nonperforming loans in the future. The Company’s management is focused on the impact that the economy may have on its borrowers and closely monitors industry and geographic concentrations for evidence of financial problems. This winter season saw a lack of snow which put some strain on the local tourism industry. The Company has managed through difficult tourism seasons in the past and management is closely monitoring the results and impact of this season on our borrowers. Outside of the poor winter weather and its effect on the tourism industry, improvement in local economic indicators has been identified over the past year. The unemployment rate has stabilized in Vermont and was at a 3.2% level for June 2016 compared to 3.6% for June 2015. The New Hampshire unemployment rate was 2.8% for June 2016 compared to 3.8% for June 2015. These rates compare favorably with the nationwide unemployment rate at 4.9% and 5.3% for the comparable periods. Management will continue to monitor the national, regional and local economic environment and its impact on unemployment, business failures and real estate values in the Company’s market area.
On occasion, the Company acquires residential or commercial real estate properties through or in lieu of loan foreclosure. These properties are held for sale and are initially recorded as OREO at fair value less estimated selling costs at the date of the Company’s acquisition of the property, with fair value based on an appraisal for more significant properties and on a broker’s price opinion for less significant properties. Holding costs and declines in the fair value of properties acquired are expensed as incurred. Declines in the fair value after acquisition of the property result in charges against income before tax. There were no such declines for the three and six months ended June 30, 2016 and a $29 thousand decline for the three and six months ended June 30, 2015. The Company evaluates each OREO property at least quarterly for changes in the fair value. The Company had no properties classified as OREO at June 30, 2016 and December 31, 2015.

Union Bankshares, Inc. Page 37

Allowance for Loan Losses. Some of the Company’s loan customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge off a portion or all of the remaining principal balance due. The Company maintains an ALL to absorb such losses. The ALL is maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio as of the evaluation date; however, actual loan losses may vary from current estimates. The Company's policy and methodologies for establishing the ALL, described in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, did not change during the first six months of 2016.
Impaired loans, including $3.0 million of TDR loans, were $5.0 million at June 30, 2016, with government guaranties of $578 thousand and a specific reserve amount allocated of $142 thousand. Impaired loans, including $2.7 million of TDR loans, at December 31, 2015 were $4.9 million, with government guaranties of $606 thousand and a specific reserve amount allocated of $357 thousand. Based on management's evaluation of the Company's historical loss experience on substandard commercial loans, commercial loans with balances greater than $500 thousand was established as the threshold for individual impairment evaluation with a specific reserve allocated when warranted. Commercial loans with balances under this threshold are collectively evaluated for impairment as a homogeneous pool of loans, unless such loans are subject to a restructuring agreement or have been identified as impaired as part of a larger customer relationship. The specific reserve amount allocated to individually identified impaired loans decreased $215 thousand as a result of the June 30, 2016 impairment evaluation.
The following table reflects activity in the ALL for the three and six months ended June 30, 2016 and 2015:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$5,125	$4,773	$5,201	$4,694
Charge-offs	—	(25)	(156)	(50)
Recoveries	26	21	31	25
Net charge-offs	26	(4)	(125)	(25)
Provision for loan losses	75	150	150	250
Balance at end of period	$5,226	$4,919	$5,226	$4,919
The following table (net of loans held for sale) shows the internal breakdown by risk component of the Company's ALL and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

	June 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$1,382	33.4	$1,419	33.0
Construction real estate	373	6.6	514	8.6
Commercial real estate	2,837	49.3	2,792	46.0
Commercial	240	6.2	209	4.3
Consumer	27	0.8	28	0.8
Municipal	26	3.7	38	7.3
Unallocated	341	—	201	—
Total	$5,226	100.0	$5,201	100.0

Notwithstanding the categories shown in the table above or any specific allocation under the Company's ALL methodology, all funds in the ALL are available to absorb loan losses in the portfolio, regardless of loan category or specific allocation.

There were no changes to the reserve factors assigned to any of the loan portfolios based on the qualitative factor reviews performed during the first six months of 2016. Management of the Company believes, in its best estimate, that the ALL at June 30, 2016 is appropriate to cover probable credit losses inherent in the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the ALL at June 30, 2016. In addition, our banking regulators, as an integral part of their examination process, periodically review our ALL. Such agencies may require us to recognize adjustments to the ALL based on their judgments about information available to them at the time of their examination. A large adjustment to the ALL for losses in future periods may require increased provisions to replenish the ALL, which could negatively affect earnings. While the Company recognizes that economic slowdowns or financial and credit

Union Bankshares, Inc. Page 38

market turmoil may adversely impact its borrowers' financial performance and ultimately their ability to repay their loans, management continues to be cautiously optimistic about the collectability of the Company's loan portfolio.

Investment Activities. At June 30, 2016, investment securities classified as AFS totaled $58.1 million and securities classified as HTM totaled $2.0 million, or $60.1 million combined, comprising 9.4% of assets. Total investment securities increased $812 thousand, or 1.4%, from $59.3 million, or 9.4% of total assets at December 31, 2015. Net unrealized gains for the Company’s AFS investment securities portfolio were $1.3 million as of June 30, 2016, compared to net unrealized losses of $42 thousand as of December 31, 2015. Net unrealized gains of $857 thousand, net of income tax effect, were reflected in the Company’s accumulated OCI component of stockholders’ equity at June 30, 2016. Net unrealized gains in the Company's HTM investment securities portfolio were $8 thousand at June 30, 2016 compared to net unrealized losses of $101 thousand at December 31, 2015. No declines in value were deemed by management to be OTT at June 30, 2016. Deterioration in credit quality and/or imbalances in liquidity that may exist in the financial marketplace might adversely affect the fair values of the Company’s investment portfolio and the amount of gains or losses ultimately realized on the sale of such securities, and may also increase the potential that certain resulting unrealized losses will be designated as OTT in future periods, resulting in write-downs and charges to earnings. There was $20.5 million of investment securities pledged to secure various public deposits or customer repurchase agreements as of June 30, 2016, compared to $25.7 million at December 31, 2015.

Deposits. The following table shows information concerning the Company's average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the six months ended June 30, 2016 and year ended December 31, 2015:

	Six Months Ended June 30, 2016			Year Ended December 31, 2015
	Average Amount	Percent of Total Deposits	Average Rate	Average Amount	Percent of Total Deposits	Average Rate
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$101,692	18.2	—	$96,994	17.8	—
Interest bearing checking accounts	122,553	22.0	0.08%	118,344	21.7	0.08%
Money market accounts	96,536	17.3	0.22%	100,128	18.4	0.19%
Savings accounts	91,607	16.4	0.15%	87,551	16.1	0.15%
Total nontime deposits	412,388	73.9	0.11%	403,017	74.0	0.10%
Time deposits:
Less than $100,000	63,657	11.4	0.65%	64,254	11.8	0.67%
$100,000 and over	82,221	14.7	1.00%	77,327	14.2	1.08%
Total time deposits	145,878	26.1	0.85%	141,581	26.0	0.89%
Total deposits	$558,266	100.0	0.30%	$544,598	100.0	0.31%
The Company participates in CDARS, which permits the Company to offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants. CDARS also provides the Company with an additional source of funding and liquidity through the purchase of deposits. There were $11.1 million of time deposits of $250,000 or less on the balance sheet at June 30, 2016 and $11.2 million at December 31, 2015, which were exchanged with other CDARS participants and are therefore considered for certain regulatory purposes to be “brokered” deposits. There were no purchased CDARS deposits at June 30, 2016 or December 31, 2015.

The Company also participates in the ICS program, a service through which Union can offer its customers a savings product with access to unlimited FDIC insurance, while receiving reciprocal deposits from other banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of savings deposits through ICS provides full deposit insurance coverage for the customer, thereby helping Union retain the full amount of the deposit on its balance sheet. As with the CDARS program, in addition to reciprocal deposits, participating banks may also purchase one-way ICS deposits. At June 30, 2016, $3.0 million of the Company's ICS deposits represented purchased deposits. There were no purchased ICS deposits at December 31, 2015. There were $5.7 million and $2.1 million in exchanged ICS money market deposits on the balance sheet June 30, 2016 and December 31, 2015, respectively.

At June 30, 2016, there was $3.0 million in retail brokered deposits issued under master certificates of deposit to a deposit broker. There were no such deposits at December 31, 2015.

Union Bankshares, Inc. Page 39

The following table provides a maturity distribution of the Company’s time deposits in amounts of $100,000 and over at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Within 3 months	$11,200	$7,456
3 to 6 months	7,548	54,776
6 to 12 months	14,803	12,964
Over 12 months	12,893	13,444
	$46,444	$88,640
In total, the Company’s time deposits in amounts of $100 thousand and over decreased $42.2 million, or 47.6%, between December 31, 2015 and June 30, 2016, and the average total balance increased from $77.3 million to $82.2 million. There was a change in each of the maturity time frames, especially the within 3 months and 3 to 6 months categories. In Vermont, the fiscal year ends on June 30 for the majority of municipalities and school districts, with most of their time deposits maturing on that date, causing the majority of the swing between time periods.

During the first six months of 2016, average total deposits grew $13.7 million, or 2.5%, compared to the year ended December 31, 2015, with growth in all categories except time deposits less than $100 thousand and money market accounts. Time deposits have trended towards short duration or migrated to nontime deposits because of the low interest rate environment and the perceived customer desire to be in a position to redeploy funds should there be a rise in interest rates. Time deposits at June 30, 2016 decreased $39.7 million, or 26.4%, from December 31, 2015, with the majority of the decrease due to Vermont municipalities using their deposits to pay down their annual credit lines prior to their June 30 fiscal year end in order to comply with applicable legal requirements for short-term municipal borrowing.

A provision of the Dodd-Frank Act permanently raised FDIC deposit insurance coverage to $250 thousand per depositor per insured depository institution for each account ownership category. At June 30, 2016, the Company had deposit accounts with less than $250 thousand totaling $407.5 million, or 74.4% of its deposits, with FDIC insurance protection. An additional $18.6 million of municipal deposits were over the FDIC insurance coverage limit at June 30, 2016 and were collateralized by Union under applicable state regulations by investment securities.

Borrowings. Total borrowed funds at June 30, 2016 were $27.8 million compared to $9.6 million at December 31, 2015, a net increase of $18.2 million, or 190.8%. The FHLB option advance borrowings were $26.4 million at June 30, 2016, at a weighted average rate of 1.50%, and $7.9 million at December 31, 2015, at a weighted average rate of 3.46%. The increase in borrowed funds was utilized to fund loan demand and purchase investment securities. The increase in option advance borrowings reflects a $6 million three month bullet advance at 0.55% and a $5 million one month bullet advance at 0.46% taken during the second quarter of 2016, as well as a $2.5 million six month bullet advance at 0.78% and a $5.0 million seven year option advance (callable after two years) at 0.99% taken during the first quarter of 2016. These advances were partially offset by scheduled monthly payments of $152 thousand on long-term FHLB amortizing advances. In addition, the Company had overnight secured customer repurchase agreement sweeps at June 30, 2016 of $1.4 million, at a weighted average rate of 0.24%, compared to $1.6 million, at a weighted average rate of 0.25% at December 31, 2015, a decrease of $174 thousand, or 10.7%. The volume of the overnight secured customer repurchase agreement sweeps is volatile and is a function of the customer's cash flow needs.

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

Union Bankshares, Inc. Page 40

credit approvals, limits, and monitoring procedures. The Company generally requires collateral or other security to support financial instruments with credit risk.

The following table details the contractual or notional amount of financial instruments that represented credit risk at the dates indicated:

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Commitments to originate loans	$52,839	$24,176
Unused lines of credit	74,325	77,542
Standby and commercial letters of credit	1,624	1,614
Credit card arrangements	1,339	1,369
FHLB Mortgage Partnership Finance credit enhancement obligation, net	576	572
Commitment to purchase investment in a real estate limited partnership	2,018	980
Commitment to purchase investment securities	—	1,336
Total	$132,721	$107,589
Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have a fixed expiration date or other termination clause and may require payment of a fee. Since many of the loan commitments are expected to expire without being drawn upon and not all credit lines will be utilized, the total commitment amounts do not necessarily represent future cash requirements. Lines of credit incur seasonal volume fluctuations due to the nature of some customers' businesses, such as tourism and maple syrup products production. The large increase in commitments to originate loans at June 30, 2016 from December 31, 2015 is primarily the result of the municipals' and school districts' fiscal cycle, with $25.0 million committed to them on June 30, 2016 for their fiscal year beginning July 1, 2016.
The Company did not hold derivative or hedging instruments at June 30, 2016 or December 31, 2015.
The Company’s subsidiary bank is required (as are all banks) to maintain vault cash or a noninterest bearing reserve balance as established by FRB regulations. The Bank’s average total required reserve for the 14 day maintenance period including June 30, 2016 was $806 thousand and for December 31, 2015 was $726 thousand, both of which were satisfied by vault cash.

Contractual Obligations. The Company and Union have various financial obligations, including contractual obligations that may require future cash payments. The following table presents, as of June 30, 2016, significant fixed and determinable contractual obligations to third parties:

June 30, 2016
(Dollars in thousands)
Operating lease commitments	$249
Contractual payments on borrowed funds (1)	27,808
Deposits without stated maturity (1) (2)	437,320
Certificates of deposit (1) (2)	110,644
Deferred compensation payouts	893
Total	$576,914
____________________

(1)	The amounts exclude interest payable.

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

Union Bankshares, Inc. Page 41

market interest rates, economic conditions, and rates offered by our competitors. Managing liquidity risk is essential to maintaining both depositor confidence and earnings stability.

As of June 30, 2016, Union, as a member of FHLB, had access to unused lines of credit up to $2.2 million over and above the $26.4 million in outstanding term advances. With the purchase of required FHLB Class B common stock and evaluation by the FHLB of the underlying collateral available, line availability could have risen to approximately $24.7 million at June 30, 2016. This line of credit can be used for either short-term or long-term liquidity or other needs.

Union also maintains an IDEAL Way Line of Credit with the FHLB. The total line available was $551 thousand at June 30, 2016. There were no borrowings against this line of credit as of such date. Interest on this line is chargeable at a rate determined by the FHLB and payable monthly. Should Union utilize this line of credit, qualified portions of the loan and investment portfolios would collateralize these borrowings.

In addition to its borrowing arrangements with the FHLB, Union maintains two pre-approved federal funds lines of credit totaling $12.0 million with two upstream correspondent banks and one-way buy options with CDARS and ICS as well as access to the FRB discount window, which would require pledging of qualified assets. Core deposits are the lowest cost of funds the Company has access to but these deposits may not be sufficient to cover the on balance sheet liquidity needs which makes using these other sources necessary. In an attempt to control the cost of these other sources, an agreement was entered into with Promontory Interfinancial Network that locks in the cost of funds on purchased ICS deposits at 10 basis points over the federal funds rate for a period of one year. At June 30, 2016 there was $3.0 million of purchased ICS deposits under this agreement at a rate of .60%. As of that date, there were no purchased CDARS deposits and no outstanding advances on the federal funds lines or at the discount window.

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

Stockholders’ equity increased from $53.6 million at December 31, 2015 to $56.0 million at June 30, 2016, reflecting net income of $3.9 million for the first six months of 2016, an increase of $884 thousand in accumulated OCI, $33 thousand of stock based compensation and a $56 thousand increase due to the issuance of 2,500 shares of common stock resulting from the exercise of 2,500 incentive stock options. These increases were partially offset by cash dividends paid of $2.5 million and stock repurchases of $6 thousand during the six months ended June 30, 2016.

The Company has 7,500,000 shares of $2.00 par value common stock authorized. As of June 30, 2016, the Company had 4,934,296 shares issued, of which 4,459,535 were outstanding and 474,761 were held in treasury.

In January 2016, the Company's Board reauthorized the limited stock repurchase plan that was initially established in May of 2010 and has been reauthorized annually since that time. The limited stock repurchase plan allows the repurchase of up to a fixed number of shares of the Company's common stock each calendar quarter (currently 3,000 shares) in open market purchases or privately negotiated transactions, as management deems advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase authorization expires on December 31, 2016, unless reauthorized. The Company repurchased 213 shares during the first six months of 2016 under this program at a total cost of $6 thousand.

During the first quarter of 2016 the Company adopted a Dividend Reinvestment and Stock Purchase Plan whereby registered shareholders may elect to reinvest cash dividends and optional cash contributions to purchase additional shares of the Company's common stock. The Company has reserved 200,000 shares of its common stock for issuance and sale under the DRIP. As of June 30, 2016, 71 shares of stock had been issued from treasury stock under the DRIP.

Union Bankshares, Inc. Page 42

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

As of June 30, 2016, both the Company and Union met all capital adequacy requirements to which they are subject. There were no conditions or events between June 30, 2016 and the date of this report that management believes have changed either Company’s regulatory capital category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Total capital to risk weighted assets	$59,900	13.41%	$35,735	8.00%	N/A	N/A
Tier I capital to risk weighted assets	54,674	12.24%	26,801	6.00%	N/A	N/A
Common Equity Tier 1 to risk weighted assets	54,674	12.24%	20,101	4.50%	N/A	N/A
Tier I capital to average assets	54,674	8.48%	25,790	4.00%	N/A	N/A

Union:
Total capital to risk weighted assets	$59,409	13.33%	$35,654	8.00%	$44,568	10.00%
Tier I capital to risk weighted assets	54,183	12.16%	26,735	6.00%	35,647	8.00%
Common Equity Tier 1 to risk weighted assets	54,183	12.16%	20,051	4.50%	28,963	6.50%
Tier I capital to average assets	54,183	8.43%	25,710	4.00%	32,137	5.00%
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

A quarterly cash dividend of $0.28 per share was declared to stockholders of record on July 30, 2016, payable August 9, 2016. The dividend for the previous quarter was $0.28 per share.

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

OTHER FINANCIAL CONSIDERATIONS
Market Risk and Interest Rate Risk. Market risk is the potential of loss in a financial instrument arising from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices, and equity prices. As of June 30, 2016, the Company did not have any market risk sensitive instruments acquired for trading purposes. The Company’s market risk arises

Union Bankshares, Inc. Page 43

primarily from interest rate risk inherent in its lending, investing, deposit taking and borrowing activities. Management of interest rate risk is an important component of our asset and liability management process, which is governed by established policies that are reviewed and approved annually. Our investment policy details the types of securities that may be purchased, and establishes portfolio limits and maturity limits for the various sectors. Our investment policy also establishes specific investment quality limits. The ALCO develops guidelines and strategies impacting our asset and liability management-related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. Members of the ALCO also manage the investment portfolio to maximize net interest income while mitigating market and interest rate risk.
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
An outside consultant is utilized to perform rate shocks of our balance sheet to assess our risk to earnings in different interest rate environments, and to perform a variety of other analyses. The consultant’s most recent completed analysis was as of June 30, 2016. The base simulation assumed no changes in rates, as well as 200 and 300 basis point rising interest rate scenarios which assume a parallel shift of the yield curve over a one-year period, and no growth assumptions. Management is not aware of any significant changes in the Company's risk profile since the analysis was performed as of December 31, 2015. A summary of the results is as follows:

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

The net interest income simulation as of June 30, 2016 showed that the change in net interest income for the next 12 months from our expected or “most likely” forecast was as follows:

Rate Change	Percent Change in Net Interest Income Limit	Percent Change in Net Interest Income
Up 300 basis points	(21.00)%	5.0%
Up 200 basis points	(14.00)%	3.4%
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Information called for by this item is incorporated by reference in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption OTHER FINANCIAL CONSIDERATIONS on pages 44 and 45.

Union Bankshares, Inc. Page 44

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2016. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the quarter ended June 30, 2016, the only unregistered issuance of the Company's equity securities was pursuant to the exercise of incentive stock options, resulting in the issuance of 1,160 shares of the Company's common stock. The shares were issued in reliance upon an exemption in section 4(a)(2) of the Securities Act of 1933 for distributions not involving a public offering.
The following table summarizes repurchases of the Company's equity securities during the quarter ended June 30, 2016:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Program
April 2016	—	$—	—	3,000
May 2016	68	$25.70	68	2,932
June 2016	—	—	—	—
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

Union Bankshares, Inc. Page 45

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three and six months ended June 30, 2016 and 2015, (iii) the unaudited consolidated statements of comprehensive income for the three and six months ended June 30, 2016 and 2015, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

____________________

*
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Union Bankshares, Inc. Page 46

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Union Bankshares, Inc.

August 9, 2016	/s/ David S. Silverman
David S. Silverman
Director, President and Chief Executive Officer

August 9, 2016	/s/ Karyn J. Hale
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three and six months ended June 30, 2016 and 2015, (iii) the unaudited consolidated statements of comprehensive income for the three and six months ended June 30, 2016 and 2015, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

____________________

*
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Union Bankshares, Inc. Page 47