Form 10-Q
period 2016-09-30
UNION BANKSHARES INC
filed 2016-11-09
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2016

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

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ]      No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 29, 2016:

Common Stock, $2 par value	4,459,655	shares

UNION BANKSHARES, INC.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets	(Dollars in thousands)
Cash and due from banks	$3,952	$4,217
Federal funds sold and overnight deposits	31,622	13,744
Cash and cash equivalents	35,574	17,961
Interest bearing deposits in banks	9,753	12,753
Investment securities available-for-sale	59,671	54,110
Investment securities held-to-maturity (fair value $1.0 million and $5.1 million at September 30, 2016 and December 31, 2015, respectively)	999	5,217
Loans held for sale	10,214	5,635
Loans	522,361	500,506
Allowance for loan losses	(5,226)	(5,201)
Net deferred loan costs	649	515
Net loans	517,784	495,820
Accrued interest receivable	1,962	1,832
Premises and equipment, net	13,377	13,055
Core deposit intangible	797	925
Goodwill	2,223	2,223
Investment in real estate limited partnerships	2,957	2,373
Company-owned life insurance	8,556	8,800
Other assets	8,712	8,175
Total assets	$672,579	$628,879
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$116,381	$99,826
Interest bearing	350,376	310,203
Time	105,429	150,379
Total deposits	572,186	560,408
Borrowed funds	37,513	9,564
Accrued interest and other liabilities	6,075	5,339
Total liabilities	615,774	575,311
Commitments and Contingencies
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,934,296 shares issued at September 30, 2016 and 4,931,796 shares issued at December 31, 2015	9,869	9,864
Additional paid-in capital	605	501
Retained earnings	51,989	49,524
Treasury stock at cost; 474,642 shares at September 30, 2016 and 474,619 shares at December 31, 2015	(4,023)	(4,019)
Accumulated other comprehensive loss	(1,635)	(2,302)
Total stockholders' equity	56,805	53,568
Total liabilities and stockholders' equity	$672,579	$628,879
See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 1

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$6,355	$5,962	$18,604	$17,553
Interest on debt securities:
Taxable	211	242	683	714
Tax exempt	144	109	427	322
Dividends	27	16	62	40
Interest on federal funds sold and overnight deposits	12	1	23	13
Interest on interest bearing deposits in banks	37	43	123	124
Total interest and dividend income	6,786	6,373	19,922	18,766
Interest expense
Interest on deposits	363	375	1,200	1,285
Interest on borrowed funds	108	86	303	262
Total interest expense	471	461	1,503	1,547
Net interest income	6,315	5,912	18,419	17,219
Provision for loan losses	—	150	150	400
Net interest income after provision for loan losses	6,315	5,762	18,269	16,819
Noninterest income
Trust income	171	171	523	538
Service fees	1,538	1,439	4,377	4,133
Net gains on sales of investment securities available-for-sale	53	41	71	41
Net gains on sales of loans held for sale	921	700	2,196	2,214
Other income	121	182	420	468
Total noninterest income	2,804	2,533	7,587	7,394
Noninterest expenses
Salaries and wages	2,622	2,426	7,522	7,080
Pension and employee benefits	865	739	2,659	2,242
Occupancy expense, net	297	293	923	986
Equipment expense	553	479	1,603	1,346
Other expenses	1,842	1,737	5,219	4,966
Total noninterest expenses	6,179	5,674	17,926	16,620
Income before provision for income taxes	2,940	2,621	7,930	7,593
Provision for income taxes	672	571	1,764	1,642
Net income	$2,268	$2,050	$6,166	$5,951
Earnings per common share	$0.51	$0.45	$1.38	$1.33
Weighted average number of common shares outstanding	4,459,602	4,458,345	4,458,755	4,458,323
Dividends per common share	$0.28	$0.27	$0.83	$0.81

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 2

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Net income	$2,268	$2,050	$6,166	$5,951
Other comprehensive (loss) income, net of tax:
Investment securities available-for-sale:
Net unrealized holding (losses) gains arising during the period on investment securities available-for-sale	(182)	299	714	81
Reclassification adjustment for net gains on sales of investment securities available-for-sale realized in net income	(35)	(27)	(47)	(27)
Total other comprehensive (loss) income	(217)	272	667	54
Total comprehensive income	$2,051	$2,322	$6,833	$6,005

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 3

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 2016 and 2015 (Unaudited)

	Common Stock
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances, December 31, 2015	4,457,177	$9,864	$501	$49,524	$(4,019)	$(2,302)	$53,568
Net income	—	—	—	6,166	—	—	6,166
Other comprehensive income	—	—	—	—	—	667	667
Issuance of common stock	190	—	4	—	2	—	6
Cash dividends declared ($0.83 per share)	—	—	—	(3,701)	—	—	(3,701)
Stock based compensation expense	—	—	49	—	—	—	49
Exercise of stock options	2,500	5	51	—	—	—	56
Purchase of treasury stock	(213)	—	—	—	(6)	—	(6)
Balances, September 30, 2016	4,459,654	$9,869	$605	$51,989	$(4,023)	$(1,635)	$56,805

Balances, December 31, 2014	4,458,430	$9,859	$418	$46,462	$(3,925)	$(1,380)	$51,434
Net income	—	—	—	5,951	—	—	5,951
Other comprehensive income	—	—	—	—	—	54	54
Cash dividends declared ($0.81 per share)	—	—	—	(3,612)	—	—	(3,612)
Stock based compensation expense	—	—	29	—	—	—	29
Exercise of stock options	2,500	5	48	—	—	—	53
Purchase of treasury stock	(3,638)	—	—	—	(91)	—	(91)
Balances, September 30, 2015	4,457,292	$9,864	$495	$48,801	$(4,016)	$(1,326)	$53,818

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 4

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income	$6,166	$5,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	967	785
Provision for loan losses	150	400
Deferred income tax provision	259	93
Net amortization of investment securities	261	151
Equity in losses of limited partnerships	391	365
Stock based compensation expense	49	29
Net increase in unamortized loan costs	(134)	(136)
Proceeds from sales of loans held for sale	101,213	104,642
Origination of loans held for sale	(103,596)	(98,941)
Net gains on sales of loans held for sale	(2,196)	(2,214)
Net loss on disposals of premises and equipment	—	6
Net gains on sales of investment securities available-for-sale	(71)	(41)
Write-downs of impaired assets	—	29
Net gains on sales of other real estate owned	—	(28)
Increase in accrued interest receivable	(130)	(34)
Amortization of core deposit intangible	129	129
Increase in other assets	(403)	(1,105)
Contribution to defined benefit pension plan	(750)	—
Increase (decrease) in other liabilities	1,486	(305)
Net cash provided by operating activities	3,791	9,776
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	3,995	2,832
Purchases	(996)	(3,333)
Investment securities held-to-maturity
Proceeds from maturities, calls and paydowns	4,220	2,000
Investment securities available-for-sale
Proceeds from sales	6,617	11,040
Proceeds from maturities, calls and paydowns	8,403	5,203
Purchases	(19,761)	(21,487)
Purchase of nonmarketable stock, net	(567)	—
Net increase in loans	(22,015)	(18,074)
Recoveries of loans charged off	35	44
Purchases of premises and equipment	(1,289)	(1,798)
Purchase of Company-owned life insurance	—	(5,000)
Proceeds from Company-owned life insurance death benefit	73	—
Investments in limited partnerships	(975)	(32)
Proceeds from sales of other real estate owned	—	295
Net cash used in investing activities	(22,260)	(28,310)

Union Bankshares, Inc. Page 5

Cash Flows From Financing Activities
Advances on long-term borrowings	25,452	—
Repayment of long-term debt	(229)	(219)
Net increase in short-term borrowings outstanding	2,726	2,522
Net increase in noninterest bearing deposits	16,555	13,229
Net increase in interest bearing deposits	40,173	6,224
Net decrease in time deposits	(44,950)	(27,632)
Issuance of common stock	62	53
Purchase of treasury stock	(6)	(91)
Dividends paid	(3,701)	(3,612)
Net cash provided by (used in) financing activities	36,082	(9,526)
Net increase (decrease) in cash and cash equivalents	17,613	(28,060)
Cash and cash equivalents
Beginning of period	17,961	41,744
End of period	$35,574	$13,684
Supplemental Disclosures of Cash Flow Information
Interest paid	$1,674	$1,679
Income taxes paid	$975	$1,460

Supplemental Schedule of Noncash Investing and Financing Activities
Other real estate acquired in settlement of loans	$—	$59
Investment in limited partnerships acquired by capital contributions payable	$287	$—

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 6

UNION BANKSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Union Bankshares, Inc. and Subsidiary (together, the Company) as of September 30, 2016, and for the three and nine months ended September 30, 2016 and 2015, have been prepared in conformity with GAAP for interim financial information, general practices within the banking industry, and the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The Company's sole subsidiary is Union Bank. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein, have been made. This information should be read in conjunction with the Company’s 2015 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2016, or any interim period.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU was issued to increase transparency and comparability among organizations by recognizing lease assets and liabilities (including operating leases) on the balance sheet and disclosing key information about leasing arrangements. Previous lease accounting did not require the inclusion of operating leases in the balance sheet. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company is evaluating the potential impact of the ASU on its consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU simplifies several aspects of the accounting for share-based payment award transactions, including: (1) income tax consequences; (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. The ASU is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. The Company is evaluating the potential impact of the ASU on its consolidated financial statements.
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

Amortization expense for the core deposit intangible was $43 thousand for the three months ended September 30, 2016 and 2015 and was $129 thousand for the nine months ended September 30, 2016 and 2015. The amortization expense is included in other

Union Bankshares, Inc. Page 8

expenses on the consolidated statement of income and is deductible for tax purposes. As of September 30, 2016, the remaining amortization expense related to the core deposit intangible, absent any future impairment, is expected to be as follows:

(Dollars in thousands)
2016	$43
2017	171
2018	171
2019	171
2020	171
Thereafter	70
Total	$797

Note 6. Investment Securities
Investment securities as of the balance sheet dates consisted of the following:

September 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$7,263	$55	$(26)	$7,292
Agency mortgage-backed	16,331	235	(16)	16,550
State and political subdivisions	25,004	486	(38)	25,452
Corporate	9,748	342	(69)	10,021
Total debt securities	58,346	1,118	(149)	59,315
Mutual funds	356	—	—	356
Total	$58,702	$1,118	$(149)	$59,671
Held-to-maturity
U.S. Government-sponsored enterprises	$999	$2	$—	$1,001

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$10,805	$30	$(143)	$10,692
Agency mortgage-backed	11,083	39	(64)	11,058
State and political subdivisions	19,653	404	(25)	20,032
Corporate	12,266	76	(359)	11,983
Total debt securities	53,807	549	(591)	53,765
Mutual funds	345	—	—	345
Total	$54,152	$549	$(591)	$54,110
Held-to-maturity
U.S. Government-sponsored enterprises	$5,217	$—	$(101)	$5,116

Investment securities with a carrying amount of $12.6 million and $25.7 million at September 30, 2016 and December 31, 2015, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

Union Bankshares, Inc. Page 9

The amortized cost and estimated fair value of debt securities by contractual scheduled maturity as of September 30, 2016 were as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Available-for-sale
Due in one year or less	$378	$384
Due from one to five years	4,127	4,256
Due from five to ten years	22,391	22,896
Due after ten years	15,119	15,229
	42,015	42,765
Agency mortgage-backed	16,331	16,550
Total debt securities available-for-sale	$58,346	$59,315
Held-to-maturity
Due from one to five years	$999	$1,001
Total debt securities held-to-maturity	$999	$1,001

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

Information pertaining to all investment securities with gross unrealized losses as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

September 30, 2016	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
Debt securities:
U.S. Government- sponsored enterprises	3	$1,238	$(11)	2	$952	$(15)	5	$2,190	$(26)
Agency mortgage-backed	2	2,047	(9)	1	384	(7)	3	2,431	(16)
State and political subdivisions	9	3,689	(38)	—	—	—	9	3,689	(38)
Corporate	2	975	(25)	2	655	(44)	4	1,630	(69)
Total	16	$7,949	$(83)	5	$1,991	$(66)	21	$9,940	$(149)

December 31, 2015	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
Debt securities:
U.S. Government- sponsored enterprises	12	$9,081	$(157)	5	$3,607	$(87)	17	$12,688	$(244)
Agency mortgage-backed	12	7,459	(58)	1	259	(6)	13	7,718	(64)
State and political subdivisions	4	1,512	(14)	2	785	(11)	6	2,297	(25)
Corporate	12	5,750	(277)	4	1,632	(82)	16	7,382	(359)
Total	40	$23,802	$(506)	12	$6,283	$(186)	52	$30,085	$(692)

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

The Company has the ability to hold the investment securities that had unrealized losses at September 30, 2016 for the foreseeable future and no declines were deemed by management to be OTT.

The following table presents the proceeds, gross realized gains and gross realized losses from the sale of AFS securities:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Proceeds	$3,944	$11,040	$6,617	$11,040

Gross gains	112	54	131	54
Gross losses	(59)	(13)	(60)	(13)
Net gains on sales of investment securities AFS	$53	$41	$71	$41

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
The loans purchased in the 2011 Branch Acquisition were initially recorded at $32.9 million, the estimated fair value at the time of purchase. The estimated fair value contains both accretable and nonaccretable components. The accretable component is amortized as an adjustment to the related loan yield over the average life of the loan. The nonaccretable component represents probable loss due to credit risk and is reviewed by management periodically and adjusted as deemed necessary. At the acquisition date, the fair value of the loans acquired resulted in an accretable loan premium component of $545 thousand, less a nonaccretable credit risk component of $318 thousand. As of September 30, 2016 and December 31, 2015, there was no remaining accretable loan premium component balance and no remaining nonaccretable credit risk component balance due to the transfer of the remaining acquired portfolios to the Company's existing loan portfolios during the fourth quarter of 2015. There were no acquired loans at September 30, 2016 or December 31, 2015.
The following table summarizes activity in the accretable loan premium component for the acquired loan portfolio during the three and nine month comparison periods:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$—	$256	$—	$292
Loan premium amortization	—	(26)	—	(62)
Balance at end of period	$—	$230	$—	$230
Changes in the accretable and nonaccretable components have been charged to Interest and fees on loans on the Company's consolidated statements of income for the periods reported.
The composition of Net loans as of the balance sheet dates were as follows:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Residential real estate	$166,602	$165,396
Construction real estate	35,531	42,889
Commercial real estate	245,642	230,442
Commercial	32,884	21,397
Consumer	3,914	3,963
Municipal	37,788	36,419
Gross loans	522,361	500,506
Allowance for loan losses	(5,226)	(5,201)
Net deferred loan costs	649	515
Net loans	$517,784	$495,820
Residential real estate loans aggregating $17.2 million at December 31, 2015 were pledged as collateral on deposits of municipalities. There were no loans pledged as collateral on deposits of municipalities at September 30, 2016. Qualifying residential first mortgage loans held by Union may be pledged as collateral for borrowings from the FHLB under a blanket lien.

Union Bankshares, Inc. Page 12

A summary of current, past due and nonaccrual loans as of the balance sheet dates follows:

September 30, 2016	Current	30-59 Days	60-89 Days	90 Days and Over and Accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$163,439	$63	$545	$694	$1,861	$166,602
Construction real estate	35,494	12	—	—	25	35,531
Commercial real estate	244,523	—	299	308	512	245,642
Commercial	32,833	35	—	—	16	32,884
Consumer	3,898	15	1	—	—	3,914
Municipal	37,788	—	—	—	—	37,788
Total	$517,975	$125	$845	$1,002	$2,414	$522,361

December 31, 2015	Current	30-59 Days	60-89 Days	90 Days and Over and Accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$159,895	$2,034	$1,195	$368	$1,904	$165,396
Construction real estate	42,616	7	204	34	28	42,889
Commercial real estate	228,513	667	641	111	510	230,442
Commercial	20,977	—	20	321	79	21,397
Consumer	3,950	10	1	2	—	3,963
Municipal	36,419	—	—	—	—	36,419
Total	$492,370	$2,718	$2,061	$836	$2,521	$500,506
There was one residential real estate loan totaling $50 thousand in process of foreclosure at September 30, 2016. Aggregate interest on nonaccrual loans not recognized was $1.3 million and $1.2 million as of September 30, 2016 and 2015, respectively, and $1.2 million as of December 31, 2015.

Note 8.  Allowance for Loan Losses and Credit Quality
The ALL is established for estimated losses in the loan portfolio through a provision for loan losses charged to earnings. For all loan classes, loan losses are charged against the ALL when management believes the loan balance is uncollectible or in accordance with federal guidelines. Subsequent recoveries, if any, are credited to the ALL.

The ALL is maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio as of the balance sheet date. The amount of the ALL is based on management's periodic evaluation of the collectability of the loan portfolio, including the nature, volume and risk characteristics of the portfolio, credit concentrations, trends in historical loss experience, estimated value of any underlying collateral, specific impaired loans and economic conditions. There has been no change to the methodology used to estimate the ALL during the third quarter of 2016. While management uses available information to recognize losses on loans, future additions to the ALL may be necessary based on changes in economic conditions or other relevant factors.

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

Union Bankshares, Inc. Page 14

Changes in the ALL, by class of loans, for the three and nine months ended September 30, 2016 and 2015 were as follows:

For The Three Months Ended September 30, 2016	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, June 30, 2016	$1,382	$373	$2,837	$240	$27	$26	$341	$5,226
Provision (credit) for loan losses	11	28	(64)	5	4	20	(4)	—
Recoveries of amounts charged off	—	3	—	1	—	—	—	4
	1,393	404	2,773	246	31	46	337	5,230
Amounts charged off	—	—	—	—	(4)	—	—	(4)
Balance, September 30, 2016	$1,393	$404	$2,773	$246	$27	$46	$337	$5,226

For The Three Months Ended September 30, 2015	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, June 30, 2015	$1,322	$397	$2,819	$192	$26	$25	$138	$4,919
Provision (credit) for loan losses	62	84	(80)	21	(1)	24	40	150
Recoveries of amounts charged off	10	3	—	6	—	—	—	19
	1,394	484	2,739	219	25	49	178	5,088
Amounts charged off	(28)	—	—	(16)	—	—	—	(44)
Balance, September 30, 2015	$1,366	$484	$2,739	$203	$25	$49	$178	$5,044

For The Nine Months Ended September 30, 2016	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2015	$1,419	$514	$2,792	$209	$28	$38	$201	$5,201
Provision (credit) for loan losses	79	(119)	(19)	62	3	8	136	150
Recoveries of amounts charged off	15	9	—	8	3	—	—	35
	1,513	404	2,773	279	34	46	337	5,386
Amounts charged off	(120)	—	—	(33)	(7)	—	—	(160)
Balance, September 30, 2016	$1,393	$404	$2,773	$246	$27	$46	$337	$5,226

For The Nine Months Ended September 30, 2015	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2014	$1,330	$439	$2,417	$176	$27	$42	$263	$4,694
Provision (credit) for loan losses	77	20	322	50	9	7	(85)	400
Recoveries of amounts charged off	10	25	—	6	3	—	—	44
	1,417	484	2,739	232	39	49	178	5,138
Amounts charged off	(51)	—	—	(29)	(14)	—	—	(94)
Balance, September 30, 2015	$1,366	$484	$2,739	$203	$25	$49	$178	$5,044

Union Bankshares, Inc. Page 15

The allocation of the ALL, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates were as follows:

September 30, 2016	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$57	$—	$61	$—	$—	$—	$—	$118
Collectively evaluated for impairment	1,336	404	2,712	246	27	46	337	5,108
Total allocated	$1,393	$404	$2,773	$246	$27	$46	$337	$5,226

December 31, 2015	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$109	$—	$227	$21	$—	$—	$—	$357
Collectively evaluated for impairment	1,310	514	2,565	188	28	38	201	4,844
Total allocated	$1,419	$514	$2,792	$209	$28	$38	$201	$5,201

The recorded investment in loans, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates were as follows:

September 30, 2016	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,388	$89	$2,883	$451	$—	$—	$4,811
Collectively evaluated for impairment	165,214	35,442	242,759	32,433	3,914	37,788	517,550
Total	$166,602	$35,531	$245,642	$32,884	$3,914	$37,788	$522,361

December 31, 2015	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,197	$92	$3,094	$493	$—	$—	$4,876
Collectively evaluated for impairment	164,199	42,797	227,348	20,904	3,963	36,419	495,630
Total	$165,396	$42,889	$230,442	$21,397	$3,963	$36,419	$500,506

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

The following tables summarize the loan ratings applied to the Company's loans by class as of the balance sheet dates:

September 30, 2016	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$152,180	$31,198	$171,007	$29,626	$3,880	$37,788	$425,679
Satisfactory/Monitor	10,316	4,219	70,428	2,589	33	—	87,585
Substandard	4,106	114	4,207	669	1	—	9,097
Total	$166,602	$35,531	$245,642	$32,884	$3,914	$37,788	$522,361

December 31, 2015	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$150,535	$37,750	$175,438	$18,347	$3,902	$36,419	$422,391
Satisfactory/Monitor	11,329	4,968	49,745	2,384	61	—	68,487
Substandard	3,532	171	5,259	666	—	—	9,628
Total	$165,396	$42,889	$230,442	$21,397	$3,963	$36,419	$500,506

The following table provides information with respect to impaired loans by class of loan as of and for the three and nine months ended September 30, 2016:

	As of September 30, 2016			For The Three Months Ended September 30, 2016		For The Nine Months Ended September 30, 2016
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$258	$267	$57
Commercial real estate	501	530	61
With an allowance recorded	759	797	118

Residential real estate	1,130	1,521	—
Construction real estate	89	89	—
Commercial real estate	2,382	2,451	—
Commercial	451	451	—
With no allowance recorded	4,052	4,512	—

Residential real estate	1,388	1,788	57	$1,346	$7	$1,266	$23
Construction real estate	89	89	—	89	1	91	3
Commercial real estate	2,883	2,981	61	3,018	28	3,059	59
Commercial	451	451	—	456	—	470	—
Total	$4,811	$5,309	$118	$4,909	$36	$4,886	$85
____________________

(1)	Does not reflect government guaranties on impaired loans as of September 30, 2016 totaling $654 thousand.

Union Bankshares, Inc. Page 17

The following table provides information with respect to impaired loans by class of loan as of and for the three and nine months ended September 30, 2015:

	As of September 30, 2015			For The Three Months Ended September 30, 2015		For The Nine Months Ended September 30, 2015
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$1,185	$1,346	$63	$935	$10	$878	$24
Construction real estate	93	93	2	94	1	179	18
Commercial real estate	3,815	3,892	320	3,947	46	3,630	151
Commercial	—	—	—	—	—	31	—
Total	$5,093	$5,331	$385	$4,976	$57	$4,718	$193
____________________

(1)	Does not reflect government guaranties on impaired loans as of September 30, 2015 totaling $238 thousand.

The following table provides information with respect to impaired loans as of December 31, 2015:

	December 31, 2015
	Recorded Investment (1)	Principal Balance (1)	Related Allowance
	(Dollars in thousands)
Residential real estate	$659	$668	$109
Commercial real estate	2,142	2,161	227
Commercial	493	493	21
With an allowance recorded	3,294	3,322	357

Residential real estate	538	697	—
Construction real estate	92	92	—
Commercial real estate	952	1,015	—
With no allowance recorded	1,582	1,804	—

Residential real estate	1,197	1,365	109
Construction real estate	92	92	—
Commercial real estate	3,094	3,176	227
Commercial	493	493	21
Total	$4,876	$5,126	$357
____________________

(1)	Does not reflect government guaranties on impaired loans as of December 31, 2015 totaling $606 thousand.

Union Bankshares, Inc. Page 18

The following is a summary of TDR loans by class of loan as of the balance sheet dates:

	September 30, 2016		December 31, 2015
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Residential real estate	17	$1,388	11	$1,197
Construction real estate	1	89	1	92
Commercial real estate	10	1,475	5	950
Commercial	2	451	2	493
Total	30	$3,403	19	$2,732
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
The following table provides new TDR activity for the three and nine months ended September 30, 2016:

	New TDRs During the			New TDRs During the
	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Residential real estate	3	$89	$99	6	$278	$295
Commercial real estate	4	643	647	6	803	807
The following table provides new TDR activity for the three and nine months ended September 30, 2015.

	New TDRs During the			New TDRs During the
	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Residential real estate	5	$504	$511	5	$504	$511
Commercial real estate	—	—	—	2	281	281

There were no TDR loans modified within the previous twelve months that had subsequently defaulted during the three and nine month periods ended September 30, 2016 or September 30, 2015. TDR loans are considered defaulted at 90 days past due.

At September 30, 2016 and December 31, 2015, the Company was not committed to lend any additional funds to borrowers whose loans were nonperforming, impaired or restructured.

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

Union Bankshares, Inc. Page 19

Net periodic pension benefit for the three and nine months ended September 30 consisted of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Interest cost on projected benefit obligation	$175	$170	$525	$510
Expected return on plan assets	(259)	(286)	(777)	(858)
Amortization of net loss	41	14	123	42
Net periodic benefit	$(43)	$(102)	$(129)	$(306)

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

During the nine months ended September 30, 2016 the following awards and contingent awards were made to eligible officers under the 2014 Equity Plan:

•
A total of 5,444 RSUs were granted at a fair value of $27.91 per share, based on the closing market price of the Company's common stock on December 31, 2015, the earned date of the award. 50% of the RSUs awarded were in the form of Time-Based RSUs, which will vest over three years, approximately one-third per year on the anniversary of the earned date; and 50% of the RSUs awarded were in the form of Performance-Based RSUs, which are subject to both performance and time based vesting conditions. The Performance-Based conditions were satisfied during 2015 and vesting of the Performance-Based RSUs will occur over two years, with approximately one-half vesting on each of the next two anniversaries of the earned date. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights. The general terms of the awards were described in a 2015 Award Summary, with the final awards and related 2015 performance results and December 31, 2015 stock price, certified by the Board of Directors during the first quarter of 2016. Unrecognized compensation expense related to the unvested RSUs as of September 30, 2016 was $105 thousand.

•
A total of 4,456 contingent RSUs were provisionally granted at a fair value of $29.10 per share, based on the closing market price of the Company's stock on the March 16, 2016 grant date. The estimated number of contingent RSUs provisionally granted was based on target payout amounts as detailed in the 2016 Award Plan Summary adopted by the Board of Directors. As with the 2015 grants, one half is in the form of Time-Based RSUs and one-half is in the form of Performance-Based RSUs. The actual number of RSUs granted (if any) will be determined as of the earned date of December 31, 2016. The contingent RSUs were granted on substantially the same terms and conditions as the RSUs granted under the 2015 Award Plan Summary. As of September 30, 2016 the estimated unrecognized compensation expense related to the contingent unvested RSUs, based on the closing market price of the Company's stock on the grant date of March 16, 2016 was $130 thousand.

As of September 30, 2016, 4,500 options granted in December 2014 under the 2014 Equity Plan remained outstanding and exercisable and will expire in December 2021. There was no unrecognized compensation cost related to these options as of September 30, 2016 and all exercisable options were "in the money".

As of September 30, 2016, 36,436 shares remained available for future equity awards under the 2014 Equity Plan.

As of September 30, 2016, 4,000 options granted under the 2008 ISO Plan remained outstanding and exercisable, with the last of such options expiring in December 2020. There was no unrecognized compensation cost related to these options as of September 30, 2016 and all exercisable options were "in the money".

Union Bankshares, Inc. Page 20

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

As of the balance sheet dates, the components of Accumulated OCI, net of tax, were:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Net unrealized gain (loss) on investment securities available-for-sale	$640	$(27)
Defined benefit pension plan net unrealized actuarial loss	(2,275)	(2,275)
Total	$(1,635)	$(2,302)

The following tables disclose the tax effects allocated to each component of OCI for the three and nine months ended September 30:

	Three Months Ended
	September 30, 2016			September 30, 2015
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
	(Dollars in thousands)
Investment securities available-for-sale:
Net unrealized holding (losses) gains arising during the period on investment securities available-for-sale	$(276)	$94	$(182)	$453	$(154)	$299
Reclassification adjustment for net gains on investment securities available-for-sale realized in net income	(53)	18	(35)	(41)	14	(27)
Total other comprehensive (loss) income	$(329)	$112	$(217)	$412	$(140)	$272

	Nine Months Ended
	September 30, 2016			September 30, 2015
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
	(Dollars in thousands)
Investment securities available-for-sale:
Net unrealized holding gains arising during the period on investment securities available-for-sale	$1,082	$(368)	$714	$122	$(41)	$81
Reclassification adjustment for net gains on investment securities available-for-sale realized in net income	(71)	24	(47)	(41)	14	(27)
Total other comprehensive income	$1,011	$(344)	$667	$81	$(27)	$54

Union Bankshares, Inc. Page 21

The following table discloses information concerning the reclassification adjustments from OCI for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
Reclassification Adjustment Description	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015	Affected Line Item in Consolidated Statement of Income
	(Dollars in thousands)
Investment securities available-for-sale:
Net gains on investment securities available-for-sale	$(53)	$(41)	$(71)	$(41)	Net gains on sales of investment securities available-for-sale
Tax benefit	18	14	24	14	Provision for income taxes
Total reclassifications	$(35)	$(27)	$(47)	$(27)	Net income

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

Union Bankshares, Inc. Page 22

Assets measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016:	(Dollars in thousands)
Investment securities available-for-sale (market approach)
Debt securities:
U.S. Government-sponsored enterprises	$7,292	$—	$7,292	$—
Agency mortgage-backed	16,550	—	16,550	—
State and political subdivisions	25,452	—	25,452	—
Corporate	10,021	—	10,021	—
Total debt securities	59,315	—	59,315	—
Mutual funds	356	356	—	—
Total	$59,671	$356	$59,315	$—

December 31, 2015:
Investment securities available-for-sale (market approach)
Debt securities:
U.S. Government-sponsored enterprises	$10,692	$—	$10,692	$—
Agency mortgage-backed	11,058	—	11,058	—
State and political subdivisions	20,032	—	20,032	—
Corporate	11,983	—	11,983	—
Total debt securities	53,765	—	53,765	—
Mutual funds	345	345	—	—
Total	$54,110	$345	$53,765	$—

There were no significant transfers in or out of Levels 1 and 2 during the three and nine months ended September 30, 2016, nor were there any Level 3 assets at any time during the period. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as impaired loans, HTM securities, MSRs and OREO, were not considered material at September 30, 2016 or December 31, 2015. The Company has not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.

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

Deposits: The fair values disclosed for noninterest bearing deposits and other interest bearing nontime deposits are, by definition, equal to the amount payable on demand at the reporting date, resulting in a Level 1 classification. The fair values for time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar deposits to a schedule of aggregated expected maturities on such deposits, resulting in a Level 2 classification. At December 31, 2015, other interest bearing nontime deposits were classified as Level 2 as the fair value was estimated using a discounted cash flow calculation that applied interest rates that were being offered on similar deposits to a schedule of aggregated expected maturities on such deposits.

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

Union Bankshares, Inc. Page 24

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	September 30, 2016
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$35,574	$35,574	$35,574	$—	$—
Interest bearing deposits in banks	9,753	9,811	—	9,811	—
Investment securities	60,670	60,672	356	60,316	—
Loans held for sale	10,214	10,459	—	10,459	—
Loans, net
Residential real estate	165,416	169,166	—	—	169,166
Construction real estate	35,171	35,672	—	—	35,672
Commercial real estate	242,837	244,181	—	—	244,181
Commercial	32,679	32,695	—	—	32,695
Consumer	3,892	3,988	—	—	3,988
Municipal	37,789	38,515	—	—	38,515
Accrued interest receivable	1,962	1,962	—	377	1,585
Nonmarketable equity securities	2,499	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$116,381	$116,381	$116,381	$—	$—
Interest bearing	350,376	350,376	350,376	—	—
Time	105,429	105,388	—	105,388	—
Borrowed funds
Short-term	6,949	6,949	6,949	—	—
Long-term	30,564	28,356	—	28,356	—
Accrued interest payable	99	99	—	99	—

Union Bankshares, Inc. Page 25

	December 31, 2015
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$17,961	$17,961	$17,961	$—	$—
Interest bearing deposits in banks	12,753	12,610	—	12,610	—
Investment securities	59,327	59,226	345	58,881	—
Loans held for sale	5,635	5,745	—	5,745	—
Loans, net
Residential real estate	164,147	164,462	—	—	164,462
Construction real estate	42,419	41,956	—	—	41,956
Commercial real estate	227,686	230,282	—	—	230,282
Commercial	21,210	20,849	—	—	20,849
Consumer	3,939	4,032	—	—	4,032
Municipal	36,419	38,131	—	—	38,131
Accrued interest receivable	1,832	1,832	—	389	1,443
Nonmarketable equity securities	1,932	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$99,826	$99,826	$99,826	$—	$—
Interest bearing	310,203	310,200	—	310,200	—
Time	150,379	150,665	—	150,665	—
Borrowed funds
Short-term	3,622	3,621	3,621	—	—
Long-term	5,942	6,296	—	6,296	—
Accrued interest payable	269	269	—	269	—
The carrying amounts in the preceding tables are included in the consolidated balance sheets under the applicable captions.

Note 13. Subsequent Events
Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with GAAP. Events occurring subsequent to September 30, 2016 have been evaluated as to their potential impact to the consolidated financial statements.

On October 19, 2016, the Company declared a regular quarterly cash dividend of $0.28 per share, payable November 8, 2016, to stockholders of record on October 29, 2016.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
GENERAL
The following discussion and analysis focuses on those factors that, in management's view, had a material effect on the financial position of the Company as of September 30, 2016 and December 31, 2015, and its results of operations for the three and nine

Union Bankshares, Inc. Page 26

months ended September 30, 2016 and 2015. This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company's Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of the Company's management, the interim unaudited data reflects all adjustments, consisting only of normal recurring adjustments and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim periods presented. Management is not aware of the occurrence of any events after September 30, 2016 which would materially affect the information presented.

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

OVERVIEW

For the quarter ended September 30, 2016, the Company's net income was $2.3 million compared to $2.05 million for the quarter ended September 30, 2015, an increase of $218 thousand, or 10.6%. These results reflected an increase in the Company's net interest income of $403 thousand, or 6.8%, a decrease in the provision for loan losses of $150 thousand, or 100.0%, and an increase in noninterest income of $271 thousand, or 10.7%. These positive changes were partially offset by an increase in noninterest expenses of $505 thousand, or 8.9% and an increase in the provision for income taxes of $101 thousand, or 17.7%.

Year to date earnings for 2016 were $6.2 million, or $1.38 per share, compared to $6.0 million, or $1.33 per share, for the same period in 2015, an increase of 3.6% year over year. Net interest income improved $1.2 million, or 7.0%, noninterest income increased $193 thousand, or 2.6%, and the provision for loan losses decreased $250 thousand, or 62.5%, between periods. These positive changes were partially offset by an increase in noninterest expense of $1.3 million, or 7.9%, and an increase in the provision for income taxes of $122 thousand, or 7.4%.

At September 30, 2016, the Company had total consolidated assets of $672.6 million, including gross loans and loans held for sale (total loans) of $532.6 million, deposits of $572.2 million and stockholders' equity of $56.8 million. The Company’s total assets at September 30, 2016 increased $43.7 million, or 6.9%, from $628.9 million at December 31, 2015, and increased $52.3 million, or 8.4%, compared to September 30, 2015.

The Company's total capital increased from $53.6 million at December 31, 2015 to $56.8 million at September 30, 2016. This increase primarily reflects net income of $6.2 million for the first nine months of 2016 and an increase of $667 thousand in accumulated OCI, less regular cash dividends paid of $3.7 million. (See Capital Resources on page 42.)
Management anticipated a 25 bp increase in interest rates in July 2016, however, an increase did not occur and still has not as of September 30, 2016. Earlier this year, it appeared as though an increase in rates was unlikely for 2016. However, more recently national and international commentary suggests that an increase in interest rates could occur in December 2016. Any movement in interest rates during the fourth quarter of 2016 is not expected to have a significant impact on the Company's 2016 results of operations. However, based on results of the Company's recent asset liability management reports, the Company is considered asset sensitive and is positioned to benefit in 2017 from an increase in interest rates.

As mentioned in our second quarter report, on June 24, 2016 Union Bankshares, Inc. became part of the Russell 2000 index, a subset of the Russell 3000 index which is comprised of the 3000 U.S. publicly traded companies with the largest market capitalization. The Russell 2000 index is a widely used proxy for small capitalization U.S. publicly traded companies. Inclusion in the Russell 2000 Index will not change the manner in which the Company operates, though it may impact investing and trading in the stock of the Company.

Union Bankshares, Inc. Page 28

The following unaudited per share information and key ratios depict several measurements of performance or financial condition at or for the three and nine months ended September 30, 2016 and 2015, respectively:

	Three Months Ended or At September 30,		Nine Months Ended or At September 30,
	2016	2015	2016	2015
Return on average assets (ROA) (1)	1.40%	1.33%	1.28%	1.28%
Return on average equity (1)	16.05%	15.36%	14.83%	15.01%
Net interest margin (1)(2)	4.26%	4.21%	4.21%	4.10%
Efficiency ratio (3)	66.73%	65.97%	67.59%	66.00%
Net interest spread (4)	4.18%	4.12%	4.12%	4.01%
Loan to deposit ratio	93.08%	92.88%	93.08%	92.88%
Net loan charge-offs to average loans not held for sale (1)	—%	0.02%	0.03%	0.01%
Allowance for loan losses to loans not held for sale (5)	1.00%	1.01%	1.00%	1.01%
Nonperforming assets to total assets (6)	0.51%	0.46%	0.51%	0.46%
Equity to assets	8.45%	8.68%	8.45%	8.68%
Total capital to risk weighted assets	13.41%	13.59%	13.41%	13.59%
Book value per share	$12.74	$12.07	$12.74	$12.07
Earnings per share	$0.51	$0.45	$1.38	$1.33
Dividends paid per share	$0.28	$0.27	$0.83	$0.81
Dividend payout ratio (7)	54.90%	60.00%	60.14%	60.90%
____________________

(1)	Annualized.

(2)	The ratio of tax equivalent net interest income to average earning assets. See pages 30 and 31 for more information.

(3)	The ratio of noninterest expense to tax equivalent net interest income and noninterest income, excluding securities gains (losses).

(4)	The difference between the average rate earned on earning assets and the average rate paid on interest bearing liabilities. See pages 30 and 31 for more information.

(5)
Calculation includes the net carrying amount of loans recorded at fair value from the 2011 Branch Acquisition as of September 30, 2015 ($7.7 million). Excluding such loans, the allowance for loan losses to loans not purchased and not held for sale was 1.03% at September 30, 2015. The acquired loan portfolios were transferred to the Company's existing loan portfolios during the fourth quarter of 2015.

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
The Company’s net interest income increased $403 thousand, or 6.8%, to $6.3 million for the three months ended September 30, 2016 from $5.9 million for the three months ended September 30, 2015. The net interest spread increased 6 bps to 4.18% for the third quarter of 2016, from 4.12% for the same period last year, reflecting a 5 bps increase in the average yield earned on interest earning assets from 4.52% for the three months ended September 30, 2015 to 4.57% for the three months ended September 30, 2016. Average yields increased in all asset categories during the three month comparison periods. Although a 3 bp increase in the average yield on loans contributed to the $393 thousand increase in interest income on loans, as noted below under the caption "Rate Volume Analysis", the $28.3 million increase in volume of average loans was the primary factor in the increase.
Despite an increase of $10 thousand, or 2.17%, in interest expense during the comparison periods, the average rate paid on interest bearing liabilities decreased 1 bp, to 0.39% for the third quarter of 2016 compared to 0.40% for the third quarter of 2015. The net interest margin for the third quarter of 2016 increased 5 bps to 4.26% from 4.21% for the third quarter of 2015.

Union Bankshares, Inc. Page 29

During the third quarter of 2016 Union began offering a fully FDIC insured money market account through Promontory, Insured Cash Sweep, to its municipal and commercial customers. Several municipal customers began utilizing this new deposit product and as monies in time deposits matured they were placed into ICS money market accounts. As a result, an increase in the average balance and average rate paid on savings and money market accounts occurred for the three and nine months ended September 30, 2016, with corresponding decreases in time deposits. See the following tables for details.
Net interest income was $18.4 million, for the nine months ended September 30, 2016, compared to $17.2 million for the nine months ended September 30, 2015, an increase of $1.2 million, or 6.97%. The increase in net interest income year over year reflects a 9 bp increase in the average yield on earning assets between periods. The increase of $21.3 million in the average volume of loans and to a lesser extent, the 25 bp increase in rates initiated by the FRB in December 2015, contributed to the $1.1 million increase in interest income on loans between periods. Also, the average yield on investment securities has improved as funds were invested in higher yielding municipal securities as lower yielding U.S. government sponsored agency securities were called.
The average cost of funds decreased 2 bps for the nine months ended September 30, 2016 compared to the same period last year and that, combined with the 9 bp increase in average yield on earning assets, resulted in an increase of 11 bps in the Company's net interest margin to 4.21% from 4.10% for the same period last year and an increase of 11 bps in the net interest spread between periods, from 4.01% to 4.12% . The average cost of deposits, which continues to be our primary funding source, was 0.29% for the nine months ended September 30, 2016 compared to 0.32% for the nine months ended September 30, 2015.
The following table shows for the periods indicated the total amount of income recorded from average interest earning assets, the related average tax equivalent yields, the interest expense associated with average interest bearing liabilities, the related average rates paid, and the resulting tax equivalent net interest spread and margin.

	Three Months Ended September 30,
	2016			2015
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$15,513	$12	0.30%	$8,123	$1	0.06%
Interest bearing deposits in banks	9,830	37	1.51%	12,922	43	1.33%
Investment securities (1), (2)	55,943	362	3.04%	57,847	351	2.76%
Loans, net (1), (3)	523,973	6,355	4.92%	495,678	5,962	4.89%
Nonmarketable equity securities	2,220	20	3.61%	2,053	16	3.16%
Total interest earning assets (1)	607,479	6,786	4.57%	576,623	6,373	4.52%
Cash and due from banks	4,688			4,465
Premises and equipment	13,219			12,914
Other assets	23,388			21,274
Total assets	$648,774			$615,276
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$130,228	30	0.09%	$117,497	23	0.08%
Savings/money market accounts	214,232	154	0.29%	187,777	81	0.17%
Time deposits	108,569	179	0.66%	132,348	271	0.81%
Borrowed funds	25,169	108	1.69%	21,621	86	1.55%
Total interest bearing liabilities	478,198	471	0.39%	459,243	461	0.40%
Noninterest bearing deposits	109,077			99,126
Other liabilities	4,971			3,510
Total liabilities	592,246			561,879
Stockholders' equity	56,528			53,397
Total liabilities and stockholders’ equity	$648,774			$615,276
Net interest income		$6,315			$5,912
Net interest spread (1)			4.18%			4.12%
Net interest margin (1)			4.26%			4.21%

Union Bankshares, Inc. Page 30

	Nine Months Ended September 30,
	2016			2015
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$12,202	$23	0.25%	$12,125	$13	0.14%
Interest bearing deposits in banks	11,201	123	1.46%	12,729	124	1.31%
Investment securities (1), (2)	60,140	1,120	2.91%	58,814	1,042	2.69%
Loans, net (1), (3)	517,446	18,604	4.90%	496,109	17,553	4.86%
Nonmarketable equity securities	2,121	52	3.30%	2,053	34	2.20%
Total interest earning assets (1)	603,110	19,922	4.54%	581,830	18,766	4.45%
Cash and due from banks	4,603			4,555
Premises and equipment	13,091			12,553
Other assets	22,777			20,585
Total assets	$643,581			$619,523
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$125,407	79	0.08%	$116,576	68	0.08%
Savings/money market accounts	196,903	325	0.22%	187,239	241	0.17%
Time deposits	133,351	796	0.80%	143,628	976	0.91%
Borrowed funds	23,905	303	1.67%	20,039	262	1.73%
Total interest bearing liabilities	479,566	1,503	0.42%	467,482	1,547	0.44%
Noninterest bearing deposits	103,870			95,437
Other liabilities	4,693			3,729
Total liabilities	588,129			566,648
Stockholders' equity	55,452			52,875
Total liabilities and stockholders’ equity	$643,581			$619,523
Net interest income		$18,419			$17,219
Net interest spread (1)			4.12%			4.01%
Net interest margin (1)			4.21%			4.10%
__________________

(1)	Average yields reported on a tax equivalent basis using a marginal tax rate of 34%.

(2)	Average balances of investment securities are calculated on the amortized cost basis and include nonaccrual securities, if applicable.

(3)	Includes loans held for sale as well as nonaccrual loans, unamortized costs and unamortized premiums and is net of the allowance for loan losses.

Tax exempt interest income amounted to $431 thousand and $436 thousand for the three months ended September 30, 2016 and 2015, respectively, and $1.3 million and $1.4 million for the 2016 and 2015 nine month comparison periods, respectively. The following table presents the effect of tax exempt income on the calculation of net interest income, using a marginal tax rate of 34% for the 2016 and 2015 three and nine month comparison periods:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Net interest income as presented	$6,315	$5,912	$18,419	$17,219
Effect of tax-exempt interest
Investment securities	64	49	192	145
Loans	130	147	395	464
Net interest income, tax equivalent	$6,509	$6,108	$19,006	$17,828

Union Bankshares, Inc. Page 31

Rate/Volume Analysis. The following table describes the extent to which changes in average interest rates (on a fully tax-equivalent basis) and changes in volume of average interest earning assets and interest bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to:

•	changes in volume (change in volume multiplied by prior rate);

•	changes in rate (change in rate multiplied by prior volume); and

•	total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015 Increase/(Decrease) Due to Change In			Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014 Increase/(Decrease) Due to Change In
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$3	$8	$11	$—	$10	$10
Interest bearing deposits in banks	(11)	5	(6)	(16)	15	(1)
Investment securities	(22)	33	11	3	75	78
Loans, net	351	42	393	825	226	1,051
Nonmarketable equity securities	1	3	4	1	17	18
Total interest earning assets	$322	$91	$413	$813	$343	$1,156
Interest bearing liabilities:
Interest bearing checking accounts	$3	$4	$7	$5	$6	$11
Savings/money market accounts	13	60	73	13	71	84
Time deposits	(46)	(46)	(92)	(66)	(114)	(180)
Borrowed funds	15	7	22	49	(8)	41
Total interest bearing liabilities	$(15)	$25	$10	$1	$(45)	$(44)
Net change in net interest income	$337	$66	$403	$812	$388	$1,200

Provision for Loan Losses. There was no loan loss provision recorded for the three months ended September 30, 2016 compared to $150 thousand for the three months ended September 30, 2015. A loan loss provision of $150 thousand and $400 thousand was recorded for nine month comparison periods. The provision for the three and nine months of 2016 was deemed appropriate by management based on the size and mix of the loan portfolio, the level of nonperforming loans, the results of the qualitative factor review and the outlook for future economic conditions. For further details, see FINANCIAL CONDITION- Allowance for Loan Losses and Asset Quality below.

Union Bankshares, Inc. Page 32

Noninterest Income. Noninterest income was $2.8 million, or 29.2% of total income for the three months ended September 30, 2016, compared to $2.5 million, or 28.4% of total income for the three months ended September 30, 2015 and $7.6 million, or 27.6% of total income for the nine months ended September 30, 2016 compared to $7.4 million, or 28.3% of total income for the nine months ended September 30, 2015. The following table sets forth the components of noninterest income and changes from 2015 to 2016:

	For The Three Months Ended September 30,				For The Nine Months Ended September 30,
	2016	2015	$ Variance	% Variance	2016	2015	$ Variance	% Variance
	(Dollars in thousands)
Trust income	$171	$171	$—	—	$523	$538	$(15)	(2.8)
Service fees	1,538	1,439	99	6.9	4,377	4,133	244	5.9
Net gains on sales of loans held for sale	921	700	221	31.6	2,196	2,214	(18)	(0.8)
Income from Company-owned life insurance	64	77	(13)	(16.9)	278	212	66	31.1
Gain on sale of OREO	—	25	(25)	(100.0)	—	28	(28)	(100.0)
Other income	57	80	(23)	(28.8)	142	228	(86)	(37.7)
Net gains on sales of investment securities AFS	53	41	12	29.3	71	41	30	73.2
Total noninterest income	$2,804	$2,533	$271	10.7	$7,587	$7,394	$193	2.6

The significant changes in noninterest income for the three and nine months ended September 30, 2016 compared to the same periods of 2015 are described below:

•
Service fees. Overdraft fees increased $16 thousand and $91 thousand for the three and nine months ended September 30, 2016, respectively, compared to the same periods of 2015. Additionally, increases of $38 thousand and $107 thousand in loan servicing fee income occurred for the three and nine months ended September 30, 2016, respectively, compared to the same periods of 2015.

•
Net gains on sales of loans held for sale. Continuing the Company's strategy to mitigate long-term interest rate risk, residential and commercial loans totaling $40.7 million were sold during the third quarter of 2016, versus residential loan sales of $34.6 million during the third quarter of 2015. Residential and commercial loans of $99.0 million were sold during the first nine months of 2016, versus residential loan sales of $102.4 million the first nine months of 2015. Loan sales during the first nine months of 2015 included sales of $10.7 million of loans held for sale as of December 31, 2014 versus $5.6 million as of December 31, 2015. There were no sales of commercial loans during the three and nine months ended September 30, 2015.

•
Income from Company-owned life insurance. During the second quarter of 2016, the administration of the Company's life insurance policies was moved to a single service provider. As a result, the earnings on the older policies are calculated evenly throughout a calendar year rather than as of the June 30th anniversary date of the policies which was the practice in prior years. Additionally, during the second quarter of 2016, the Company received proceeds from the death benefit on an insurance policy on the life of a former director, resulting in $73 thousand of additional income. This increase was partially offset by the administrative change mentioned previously. Lastly, the Company purchased $5.0 million of company-owned life insurance covering certain officers of Union during March of 2015. Nine months of income was recognized on these policies in 2016 versus seven months in 2015.

•
Other income. Mortgage servicing rights income decreased $22 thousand for the three months ended September 30, 2016 and $100 thousand for the nine months ended September 30, 2016 compared to the same periods in 2015. The decrease was partially offset by an increase in gas and oil royalty income of $14 thousand during the first three months of 2016.

Union Bankshares, Inc. Page 33

Noninterest Expense. Noninterest expense increased $505 thousand, or 8.9%, for the three months ended September 30, 2016 and increased $1.3 million, or 7.9%, for the nine months ended September 30, 2016 compared to the same periods in 2015. The following table sets forth the components of noninterest expense and changes between the three and nine month comparison periods of 2016 and 2015:

	For The Three Months Ended September 30,				For The Nine Months Ended September 30,
	2016	2015	$ Variance	% Variance	2016	2015	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$2,622	$2,426	$196	8.1	$7,522	$7,080	$442	6.2
Pension and employee benefits	865	739	126	17.1	2,659	2,242	417	18.6
Occupancy expense, net	297	293	4	1.4	923	986	(63)	(6.4)
Equipment expense	553	479	74	15.4	1,603	1,346	257	19.1
Vermont franchise tax	139	136	3	2.2	414	402	12	3.0
FDIC insurance assessment	81	79	2	2.5	246	266	(20)	(7.5)
Equity in losses of affordable housing investments	155	118	37	31.4	391	365	26	7.1
Other expenses	1,467	1,404	63	4.5	4,168	3,933	235	6.0
Total noninterest expense	$6,179	$5,674	$505	8.9	$17,926	$16,620	$1,306	7.9
The significant changes in noninterest expense for the third quarter and nine months ended September 30, 2016 compared to the same periods of 2015 are described below:

•
Salaries and wages. The increase reflects an $89 thousand and $165 thousand increase in accruals for short and long term incentive plan benefits for the three and nine month comparison periods, respectively, as well as normal annual salary increases.

•
Pension and employee benefits. The cost of the Company's medical plan increased $49 thousand and $130 thousand for the three and nine month comparison periods, respectively, as premium rates increased between years. The Company began accruing for a profit sharing contribution to the 401k plan at the beginning of the year rather than half way through the year. As a result an accrual of $227 thousand was recorded for the first nine months of 2016 compared to $175 thousand in the first nine months of 2015, or an increase of $52 thousand between periods. Lastly, the benefit received from the pension plan was reduced by $59 thousand and $178 thousand for the three and nine month comparison periods, respectively, as a result of the most recent actuarial valuation report prepared as of December 31, 2015 for the 2016 fiscal year .

•
Occupancy expense. The Company experienced cost savings of $54 thousand in utilities between the nine month periods ended September 30, 2016 and 2015 as a result of the mild winter experienced in Vermont and New Hampshire. Also, repairs and maintenance on the Company's facilities decreased $13 thousand and $32 thousand for the three and nine month comparison periods, respectively.

•
Equipment expense. Equipment depreciation increased $25 thousand and $119 thousand for the three and nine month comparison periods, respectively as a result of new technology equipment installed throughout the branch network as well as other infrastructure replacements. Additionally, increases in maintenance contracts of $37 thousand and $122 thousand for the three and nine month comparison periods, respectively occured as a result of the installation of the new equipment.

Provision for Income Taxes. The Company has provided for current and deferred federal income taxes for the quarters and nine months ended September 30, 2016 and 2015. The Company's net provision for income taxes was $672 thousand and $1.8 million for the quarter and nine months ended September 30, 2016, respectively, compared to $571 thousand and $1.6 million for the same periods in 2015. The Company's effective tax rate was 22.9% and 22.2% for the quarter and nine months ended September 30, 2016, compared to an effective tax rate of 21.8% and 21.6% for the same periods in 2015.

FINANCIAL CONDITION

At September 30, 2016, the Company had total consolidated assets of $672.6 million, including gross loans and loans held for sale (total loans) of $532.6 million, deposits of $572.2 million and stockholders' equity of $56.8 million. The Company’s total assets at September 30, 2016 increased $43.7 million, or 6.9%, from $628.9 million at December 31, 2015, and increased $52.3 million, or 8.4%, compared to September 30, 2015.

Union Bankshares, Inc. Page 34

Net loans and loans held for sale increased a total of $26.5 million, or 5.3%, to $528.0 million, or 78.5% of total assets at September 30, 2016, compared to $501.5 million, or 79.7% of total assets at December 31, 2015. (See Loans Held for Sale and Loan Portfolio below.)

Total deposits increased $11.8 million, or 2.1%, to $572.2 million at September 30, 2016, from $560.4 million at December 31, 2015. Noninterest bearing deposits increased $16.6 million, or 16.6%, from $99.8 million at December 31, 2015 to $116.4 million at September 30, 2016 and interest bearing deposits increased $40.2 million, or 13.0%, from $310.2 million at December 31, 2015 to $350.4 million at September 30, 2016. These increases were offset by a decrease of $45.0 million, or 29.9%, in time deposits from $150.4 million at December 31, 2015 to $105.4 million at September 30, 2016. (See average balances and rates in the Yields Earned and Rates Paid table on pages 30 and 31.)

Total borrowed funds increased $27.9 million, or 292.2%, from $9.6 million at December 31, 2015 to $37.5 million at September 30, 2016. There was an increase in FHLB advances of $28.2 million, to fund loan demand, while customer overnight collateralized repurchase sweeps decreased $274 thousand between December 31, 2015 and September 30, 2016. (See Borrowings on page 40.)

Total stockholders’ equity increased $3.2 million to $56.8 million at September 30, 2016 from $53.6 million at December 31, 2015. (See Capital Resources on page 42.)

Loans Held for Sale and Loan Portfolio. Total loans (including loans held for sale) increased $26.4 million, or 5.2%, to $532.6 million, representing 79.2% of assets at September 30, 2016, from $506.1 million, representing 80.5% of assets at December 31, 2015. The total loan portfolio at September 30, 2016 also increased compared to the September 30, 2015 level of $505.2 million, representing 81.4% of assets. The Company’s loans consist primarily of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Real estate secured loans represented $458.0 million, or 86.0% of total loans at September 30, 2016 and $444.4 million, or 87.8% of total loans at December 31, 2015. Although competition for good loans is strong, especially in the commercial sector, the Company has been able to originate loans to both current and new customers while maintaining credit quality. The composition of the Company’s loan portfolio remained relatively unchanged from December 31, 2015 and there was no material change in the Company’s lending programs or terms during the nine months ended September 30, 2016.

The composition of the Company's loan portfolio as of September 30, 2016 and December 31, 2015 was as follows:

	September 30, 2016		December 31, 2015
Loan Class	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$166,602	31.3	$165,396	32.7
Construction real estate	35,531	6.7	42,889	8.5
Commercial real estate	245,642	46.1	230,442	45.5
Commercial	32,884	6.2	21,397	4.2
Consumer	3,914	0.7	3,963	0.8
Municipal	37,788	7.1	36,419	7.2
Loans held for sale	10,214	1.9	5,635	1.1
Total loans	532,575	100.0	506,141	100.0
Allowance for loan losses	(5,226)		(5,201)
Unamortized net loan costs	649		515
Net loans and loans held for sale	$527,998		$501,455
The Company originates and sells qualified residential mortgage loans in various secondary market avenues, with a majority of sales made to the FHLMC/Freddie Mac. At September 30, 2016, the Company serviced a $601.9 million residential real estate mortgage portfolio, of which $10.2 million was held for sale and approximately $425.1 million was serviced for unaffiliated third parties.

The Company sold $98.8 million of qualified residential real estate loans primarily originated during the first nine months of 2016 to the secondary market to mitigate long-term interest rate risk and to generate fee income, compared to sales of $102.4 million during the first nine months of 2015. The Company generally retains the servicing rights on sold residential mortgage loans. The Company originates and sells FHA, VA, and RD residential mortgage loans, and also has an Unconditional Direct Endorsement Approval from HUD which allows the Company to approve FHA loans originated in any of its Vermont or New Hampshire

Union Bankshares, Inc. Page 35

locations without needing prior HUD approval. The Company sells VA and FHA loans as originated with servicing released. Some of the government backed loans qualify for zero down payments without geographic or income restrictions. These loan products increase the Company's ability to serve the borrowing needs of residents in the communities we serve, including low and moderate income borrowers, while the government guaranty mitigates our exposure to credit risk.
The Company also originates commercial real estate and commercial loans under various SBA, USDA and State sponsored programs which provide a government agency guaranty for a portion of the loan amount. There was $5.0 million guaranteed under these various programs at September 30, 2016 on an aggregate balance of $6.2 million in subject loans. The Company occasionally sells the guaranteed portion of the loan to other financial concerns and retains servicing rights, which generates fee income. There were $251 thousand of commercial real estate and commercial loans sold in the first nine months of 2016 and no commercial real estate or commercial loans sold in the first nine months of 2015. The Company recognizes gains and losses on the sale of the principal portion of these loans as they occur.

The Company serviced $16.6 million of commercial and commercial real estate loans for unaffiliated third parties as of September 30, 2016. This includes $13.1 million of commercial or commercial real estate loans the Company has participated out to other financial institutions, in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.

The Company capitalizes servicing rights for all loans sold with servicing retained and recognizes gains and losses on the sale of the principal portion of these loans as they occur. The unamortized balance of servicing rights on loans sold with servicing retained was $1.6 million at September 30, 2016, with an estimated market value in excess of the carrying value as of such date. Management periodically evaluates and measures the servicing assets for impairment.

There were no residential real estate loans pledged to secure municipal deposits above the FDIC insurance coverage level as of September 30, 2016. Qualified residential first mortgage loans held by Union are eligible to be pledged as collateral for borrowings from the FHLB under a blanket lien.

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
The following table shows the composition of nonperforming assets at the dates indicated and trends of certain ratios monitored by the Company's management in reviewing asset quality:

	As of or for the nine months ended	As of or for the year ended	As of or for the nine months ended
	September 30, 2016	December 31, 2015	September 30, 2015
	(Dollars in thousands)
Nonaccrual loans	$2,414	$2,521	$2,313
Accruing loans 90+ days delinquent	1,002	836	472
Total nonperforming loans (1)	3,416	3,357	2,785
OREO	—	—	59
Total nonperforming assets	$3,416	$3,357	$2,844
Allowance for loan losses to loans not held for sale (2)	1.00%	1.04%	1.01%
Allowance for loan losses to nonperforming loans	152.99%	154.93%	181.11%
Nonperforming loans to total loans	0.64%	0.66%	0.55%
Nonperforming assets to total assets	0.51%	0.53%	0.46%
Delinquent loans (30 days to nonaccruing) to total loans	0.82%	1.61%	1.05%
Net charge-offs (annualized) to average loans not held for sale	0.03%	0.01%	0.01%

Union Bankshares, Inc. Page 36

____________________

(1)
The Company had guarantees of U.S. or state government agencies on the above nonperforming loans totaling $500 thousand at September 30, 2016, $291 thousand at December 31, 2015, and $346 thousand at September 30, 2015. The acquired loan portfolios from the 2011 Branch Acquisition were transferred to the Company's existing loan portfolios during the fourth quarter of 2015.

(2)
Calculation includes the net carrying amount of loans recorded at fair value from the 2011 Branch Acquisition as of September 30, 2015 ($7.7 million). Excluding such loans, the ALL to loans not purchased and not held for sale was 1.03% at September 30, 2015.

The level of nonaccrual loans decreased $107 thousand, or 4.2%, since December 31, 2015, and accruing loans delinquent 90 days or more increased $166 thousand, or 19.9%, during the same time period. The percentage of nonperforming loans to total loans decreased slightly from 0.66% to 0.64%. There was one residential real estate loan totaling $50 thousand in process of foreclosure at September 30, 2016. The aggregate interest income not recognized on nonaccrual loans amounted to approximately $1.3 million and $1.2 million as of September 30, 2016 and 2015, respectively and $1.2 million as of December 31, 2015.
At September 30, 2016, the Company had loans rated substandard that were on a performing status totaling $2.6 million, compared to $2.4 million at December 31, 2015. In management's view, substandard loans represent a higher degree of risk of becoming nonperforming loans in the future. The Company’s management is focused on the impact that the economy may have on its borrowers and closely monitors industry and geographic concentrations for evidence of financial problems. Last winter season saw a lack of snow which put some strain on the local tourism industry, however, the warm fall weather and vibrant foliage season has helped to lessen the impact on this industry. The Company has managed through difficult tourism seasons in the past and management is closely monitoring the results and impact of last winter on our borrowers. Outside of the poor winter weather and its effect on the tourism industry, improvement in local economic indicators has been identified over the past year. The unemployment rate has stabilized in Vermont and was 3.3% for September 2016 compared to 3.7% for September 2015. The New Hampshire unemployment rate was 2.9% for September 2016 compared to 3.4% for September 2015. These rates compare favorably with the nationwide unemployment rate of 5.0% and 5.1% for the comparable periods. Management will continue to monitor the national, regional and local economic environment and its impact on unemployment, business failures and real estate values in the Company’s market area.
On occasion, the Company acquires residential or commercial real estate properties through or in lieu of loan foreclosure. These properties are held for sale and are initially recorded as OREO at fair value less estimated selling costs at the date of the Company’s acquisition of the property, with fair value based on an appraisal for more significant properties and on a broker’s price opinion for less significant properties. Holding costs and declines in the fair value of properties acquired are expensed as incurred. Declines in the fair value after acquisition of the property result in charges against income before tax. There were no such declines for the three and nine months ended September 30, 2016, or the three months ended September 30, 2015 and a $29 thousand decline for the nine months ended September 30, 2015. The Company evaluates each OREO property at least quarterly for changes in the fair value. The Company had no properties classified as OREO at September 30, 2016 and December 31, 2015.
Allowance for Loan Losses. Some of the Company’s loan customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge off a portion or all of the remaining principal balance due. The Company maintains an ALL to absorb such losses. The ALL is maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio as of the evaluation date; however, actual loan losses may vary from current estimates. The Company's policy and methodologies for establishing the ALL, described in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, did not change during the first nine months of 2016.
Impaired loans, including $3.4 million of TDR loans, were $4.8 million at September 30, 2016, with government guaranties of $654 thousand and a specific reserve amount allocated of $118 thousand. Impaired loans, including $2.7 million of TDR loans, at December 31, 2015 were $4.9 million, with government guaranties of $606 thousand and a specific reserve amount allocated of $357 thousand. Based on management's evaluation of the Company's historical loss experience on substandard commercial loans, commercial loans with balances greater than $500 thousand was established as the threshold for individual impairment evaluation with a specific reserve allocated when warranted. Commercial loans with balances under this threshold are collectively evaluated for impairment as a homogeneous pool of loans, unless such loans are subject to a restructuring agreement or have been identified as impaired as part of a larger customer relationship. The specific reserve amount allocated to individually identified impaired loans decreased $239 thousand as a result of the September 30, 2016 impairment evaluation.

Union Bankshares, Inc. Page 37

The following table reflects activity in the ALL for the three and nine months ended September 30, 2016 and 2015:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$5,226	$4,919	$5,201	$4,694
Charge-offs	(4)	(44)	(160)	(94)
Recoveries	4	19	35	44
Net charge-offs	—	(25)	(125)	(50)
Provision for loan losses	—	150	150	400
Balance at end of period	$5,226	$5,044	$5,226	$5,044
The following table (net of loans held for sale) shows the internal breakdown by risk component of the Company's ALL and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

	September 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$1,393	31.9	$1,419	33.0
Construction real estate	404	6.8	514	8.6
Commercial real estate	2,773	47.0	2,792	46.0
Commercial	246	6.3	209	4.3
Consumer	27	0.8	28	0.8
Municipal	46	7.2	38	7.3
Unallocated	337	—	201	—
Total	$5,226	100.0	$5,201	100.0

Notwithstanding the categories shown in the table above or any specific allocation under the Company's ALL methodology, all funds in the ALL are available to absorb loan losses in the portfolio, regardless of loan category or specific allocation.

There were no changes to the reserve factors assigned to any of the loan portfolios based on the qualitative factor reviews performed during the first nine months of 2016. Management of the Company believes, in its best estimate, that the ALL at September 30, 2016 is appropriate to cover probable credit losses inherent in the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the ALL at September 30, 2016. In addition, our banking regulators, as an integral part of their examination process, periodically review our ALL. Such agencies may require us to recognize adjustments to the ALL based on their judgments about information available to them at the time of their examination. A large adjustment to the ALL for losses in future periods may require increased provisions to replenish the ALL, which could negatively affect earnings. While the Company recognizes that economic slowdowns or financial and credit market turmoil may adversely impact its borrowers' financial performance and ultimately their ability to repay their loans, management continues to be cautiously optimistic about the collectability of the Company's loan portfolio.

Investment Activities. At September 30, 2016, investment securities classified as AFS totaled $59.7 million and securities classified as HTM totaled $999 thousand, or $60.7 million combined, comprising 9.0% of total assets. Total investment securities increased $1.3 million, or 2.3%, from $59.3 million, or 9.4% of total assets at December 31, 2015. Net unrealized gains for the Company’s AFS investment securities portfolio were $969 thousand as of September 30, 2016, compared to net unrealized losses of $42 thousand as of December 31, 2015. Net unrealized gains of $640 thousand, net of income tax effect, were reflected in the Company’s accumulated OCI component of stockholders’ equity at September 30, 2016. Net unrealized gains in the Company's HTM investment securities portfolio were $2 thousand at September 30, 2016 compared to net unrealized losses of $101 thousand at December 31, 2015. No declines in value were deemed by management to be OTT at September 30, 2016. Deterioration in credit quality and/or imbalances in liquidity that may exist in the financial marketplace might adversely affect the fair values of the Company’s investment portfolio and the amount of gains or losses ultimately realized on the sale of such securities, and may also increase the potential that certain resulting unrealized losses will be designated as OTT in future periods, resulting in write-downs and charges to earnings. There was $12.6 million of investment securities pledged to secure various public deposits or customer repurchase agreements as of September 30, 2016, compared to $25.7 million at December 31, 2015. The decrease in investment

Union Bankshares, Inc. Page 38

securities pledged is attributable to municipal customers shifting funds away from collateralization agreements whereby Union pledged investment securities for their uninsured deposits, and into fully insured ICS money market accounts.

Deposits. The following table shows information concerning the Company's average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the nine months ended September 30, 2016 and year ended December 31, 2015:

	Nine Months Ended September 30, 2016			Year Ended December 31, 2015
	Average Amount	Percent of Total Deposits	Average Rate	Average Amount	Percent of Total Deposits	Average Rate
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$103,870	18.6	—	$96,994	17.8	—
Interest bearing checking accounts	125,407	22.4	0.08%	118,344	21.7	0.08%
Money market accounts	104,552	18.7	0.28%	100,128	18.4	0.19%
Savings accounts	92,351	16.5	0.15%	87,551	16.1	0.15%
Total nontime deposits	426,180	76.2	0.13%	403,017	74.0	0.10%
Time deposits:
Less than $100,000	63,953	11.4	0.65%	64,254	11.8	0.67%
$100,000 and over	69,398	12.4	0.93%	77,327	14.2	1.08%
Total time deposits	133,351	23.8	0.80%	141,581	26.0	0.89%
Total deposits	$559,531	100.0	0.29%	$544,598	100.0	0.31%
The Company participates in CDARS, which permits the Company to offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants. CDARS also provides the Company with an additional source of funding and liquidity through the purchase of deposits. There were $10.9 million of time deposits of $250,000 or less on the balance sheet at September 30, 2016 and $11.2 million at December 31, 2015, which were exchanged with other CDARS participants and are therefore considered for certain regulatory purposes to be “brokered” deposits. There were no purchased CDARS deposits at September 30, 2016 or December 31, 2015.

The Company also participates in the ICS program, a service through which Union can offer its customers a savings product with access to unlimited FDIC insurance, while receiving reciprocal deposits from other banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of savings deposits through ICS provides full deposit insurance coverage for the customer, thereby helping Union retain the full amount of the deposit on its balance sheet. As with the CDARS program, in addition to reciprocal deposits, participating banks may also purchase one-way ICS deposits. During the third quarter of 2016, Union began offering an ICS money market account to its municipal and commercial customers. Several municipal customers began utilizing this account and as monies in time deposits matured they were placed into these money market accounts. There were $20.9 million and $2.1 million in exchanged ICS money market deposits on the balance sheet September 30, 2016 and December 31, 2015, respectively. As a result, an increase in the average balance and rate paid on total non-time deposit accounts occurred during the three and nine months ended September 30, 2016 with corresponding decreases in time deposits $100,000 and over.There were no purchased ICS deposits at September 30, 2016 or December 31, 2015.

At September 30, 2016, there was $3.0 million in retail brokered deposits issued under master certificates of deposit to a deposit broker. These deposits will mature in $1.0 million increments in each of the next three years. There were no such deposits at December 31, 2015.

Union Bankshares, Inc. Page 39

The following table provides a maturity distribution of the Company’s time deposits in amounts of $100,000 and over at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Within 3 months	$6,991	$7,456
3 to 6 months	6,343	54,776
6 to 12 months	15,361	12,964
Over 12 months	13,504	13,444
	$42,199	$88,640
In total, the Company’s time deposits in amounts of $100 thousand and over decreased $46.4 million, or 52.4%, between December 31, 2015 and September 30, 2016, and the average total balance decreased from $77.3 million to $69.4 million. This decrease is primarily the result of several municipal customers placing funds that matured from time deposits on June 30, 2016 into a fully insured ICS money market account, with a corresponding change in the 3 to 6 months maturity time frame resulting from this movement in municipal deposit monies.

During the first nine months of 2016, average total deposits grew $14.9 million, or 2.7%, compared to the year ended December 31, 2015, with growth in all categories except time deposits. Time deposits at September 30, 2016 decreased $45.0 million, or 29.9%, from December 31, 2015, with the average balance decreasing $8.2 million. This decrease is the result of the third quarter shift in municipal deposit funds from time deposits to the ICS money market product, as well as time deposits trending towards short duration or migrating to nontime deposits because of the low interest rate environment and the perceived customer desire to be in a position to redeploy funds should there be a rise in interest rates.

A provision of the Dodd-Frank Act permanently raised FDIC deposit insurance coverage to $250 thousand per depositor per insured depository institution for each account ownership category. At September 30, 2016, the Company had deposit accounts with less than $250 thousand totaling $423.3 million, or 74.0% of its deposits, with FDIC insurance protection. An additional $11.0 million of municipal deposits were over the FDIC insurance coverage limit at September 30, 2016 and were collateralized by Union under applicable state regulations by investment securities.

Borrowings. Total borrowed funds at September 30, 2016 were $37.5 million compared to $9.6 million at December 31, 2015, a net increase of $27.9 million, or 292.2%. The FHLB option advance borrowings were $36.2 million at September 30, 2016, at a weighted average rate of 1.42%, and $7.9 million at December 31, 2015, at a weighted average rate of 3.46%. During the third quarter of 2016, Union took advantage of low rate borrowings that will be utilized to fund future loan demand and purchase investment securities. The increase in option advance borrowings reflects a $5 million one year bullet advance at 0.87%, a $10 million three year bullet advance at 1.33% and a $10 million 30 year option advance (callable after one year) at 0.39% taken during the third quarter of 2016, as well as a $5.0 million seven year option advance (callable after two years) at 0.99% taken during the first quarter of 2016. These advances were partially offset by scheduled monthly payments of $229 thousand on long-term FHLB amortizing advances. In addition, the Company had overnight secured customer repurchase agreement sweeps at September 30, 2016 of $1.3 million, at a weighted average rate of 0.23%, compared to $1.6 million, at a weighted average rate of 0.25% at December 31, 2015, a decrease of $274 thousand, or 16.9%. The volume of the overnight secured customer repurchase agreement sweeps is volatile and is a function of the customer's cash flow needs.

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

The following table details the contractual or notional amount of financial instruments that represented credit risk at the dates indicated:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Commitments to originate loans	$29,078	$24,176
Unused lines of credit	80,703	77,542
Standby and commercial letters of credit	1,624	1,614
Credit card arrangements	1,355	1,369
FHLB Mortgage Partnership Finance credit enhancement obligation, net	598	572
Commitment to purchase investment in a real estate limited partnership	980	980
Commitment to purchase investment securities	526	1,336
Total	$114,864	$107,589
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
The Company did not hold derivative or hedging instruments at September 30, 2016 or December 31, 2015.
The Company’s subsidiary bank is required (as are all banks) to maintain vault cash or a noninterest bearing reserve balance as established by FRB regulations. The Bank’s average total required reserve for the 14 day maintenance period including September 30, 2016 was $841 thousand and for December 31, 2015 was $726 thousand, both of which were satisfied by vault cash.

Contractual Obligations. The Company and Union have various financial obligations, including contractual obligations that may require future cash payments. The following table presents, as of September 30, 2016, significant fixed and determinable contractual obligations to third parties:

September 30, 2016
(Dollars in thousands)
Operating lease commitments	$219
Contractual payments on borrowed funds (1)	37,513
Deposits without stated maturity (1) (2)	466,757
Certificates of deposit (1) (2)	105,429
Deferred compensation payouts	914
Total	$610,832
____________________

(1)	The amounts exclude interest payable.

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

Union Bankshares, Inc. Page 41

As of September 30, 2016, Union, as a member of FHLB, had access to unused lines of credit up to $15.1 million over and above the $36.2 million in outstanding term advances with the purchase of required FHLB Class B common stock and evaluation by the FHLB of the underlying collateral available. This line of credit can be used for either short-term or long-term liquidity or other funding needs.

Union also maintains an IDEAL Way Line of Credit with the FHLB. The total line available was $551 thousand at September 30, 2016. There were no borrowings against this line of credit as of such date. Interest on this line is chargeable at a rate determined by the FHLB and payable monthly. Should Union utilize this line of credit, qualified portions of the loan and investment portfolios would collateralize these borrowings.

In addition to its borrowing arrangements with the FHLB, Union maintains two pre-approved federal funds lines of credit totaling $12.0 million with two upstream correspondent banks and one-way buy options with CDARS and ICS as well as access to the FRB discount window, which would require pledging of qualified assets. Core deposits are the lowest cost of funds the Company has access to but these deposits may not be sufficient to cover the on balance sheet liquidity needs which makes using these other sources necessary. In an attempt to control the cost of these other sources, an agreement was entered into with Promontory Interfinancial Network that locks in the cost of funds on purchased ICS deposits at 10 basis points over the federal funds rate for a period of one year. At September 30, 2016 there were no purchased ICS deposits under this agreement, no purchased CDARS deposits, and no outstanding advances on the federal funds lines or at the discount window.

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

Stockholders’ equity increased from $53.6 million at December 31, 2015 to $56.8 million at September 30, 2016, reflecting net income of $6.2 million for the first nine months of 2016, an increase of $667 thousand in accumulated OCI, $49 thousand of stock based compensation, a $6 thousand increase due to the issuance of common stock under the DRIP and a $56 thousand increase due to the issuance of 2,500 shares of common stock resulting from the exercise of 2,500 incentive stock options. These increases were partially offset by cash dividends paid of $3.7 million and stock repurchases of $6 thousand during the nine months ended September 30, 2016.

The Company has 7,500,000 shares of $2.00 par value common stock authorized. As of September 30, 2016, the Company had 4,934,296 shares issued, of which 4,459,654 were outstanding and 474,642 were held in treasury.

In January 2016, the Company's Board reauthorized the limited stock repurchase plan that was initially established in May of 2010 and has been reauthorized annually since that time. The limited stock repurchase plan allows the repurchase of up to a fixed number of shares of the Company's common stock each calendar quarter (currently 3,000 shares) in open market purchases or privately negotiated transactions, as management deems advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase authorization expires on December 31, 2016, unless reauthorized. The Company repurchased 213 shares during the first nine months of 2016 under this program at a total cost of $6 thousand.

During the first quarter of 2016 the Company adopted a Dividend Reinvestment and Stock Purchase Plan whereby registered stockholders may elect to reinvest cash dividends and optional cash contributions to purchase additional shares of the Company's common stock. The Company has reserved 200,000 shares of its common stock for issuance and sale under the DRIP. As of September 30, 2016, 190 shares of stock had been issued from treasury stock under the DRIP.

Under rules effective January 1, 2015, a bank holding company, such as the Company, is considered “well capitalized” if the bank holding company (i) has a total risk based capital ratio of at least 10%, (ii) has a Tier I risk-based capital ratio of at least 8%, and

Union Bankshares, Inc. Page 42

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

As of September 30, 2016, both the Company and Union met all capital adequacy requirements to which they are subject. There were no conditions or events between September 30, 2016 and the date of this report that management believes have changed either Company’s regulatory capital category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Total capital to risk weighted assets	$60,966	13.44%	$36,289	8.00%	N/A	N/A
Tier I capital to risk weighted assets	55,740	12.29%	27,212	6.00%	N/A	N/A
Common Equity Tier 1 to risk weighted assets	55,740	12.29%	20,409	4.50%	N/A	N/A
Tier I capital to average assets	55,740	8.64%	25,806	4.00%	N/A	N/A

Union:
Total capital to risk weighted assets	$60,729	13.41%	$36,229	8.00%	$45,286	10.00%
Tier I capital to risk weighted assets	55,503	12.26%	27,163	6.00%	36,217	8.00%
Common Equity Tier 1 to risk weighted assets	55,503	12.26%	20,372	4.50%	29,427	6.50%
Tier I capital to average assets	55,503	8.64%	25,696	4.00%	32,120	5.00%
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

A quarterly cash dividend of $0.28 per share was declared to stockholders of record on October 29, 2016, payable November 8, 2016. The dividend for the previous quarter was $0.28 per share.

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

OTHER FINANCIAL CONSIDERATIONS
Market Risk and Interest Rate Risk. Market risk is the potential of loss in a financial instrument arising from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices, and equity prices. As of September 30, 2016, the Company did not have any market risk sensitive instruments acquired for trading purposes. The Company’s market risk arises primarily from interest rate risk inherent in its lending, investing, deposit taking and borrowing activities. Management of interest rate risk is an important component of our asset and liability management process, which is governed by established policies that

Union Bankshares, Inc. Page 43

are reviewed and approved annually. Our investment policy details the types of securities that may be purchased, and establishes portfolio limits and maturity limits for the various sectors. Our investment policy also establishes specific investment quality limits. The ALCO develops guidelines and strategies impacting our asset and liability management-related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. Members of the ALCO also manage the investment portfolio to maximize net interest income while mitigating market and interest rate risk.
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
An outside consultant is utilized to perform rate shocks of our balance sheet to assess our risk to earnings in different interest rate environments, and to perform a variety of other analyses. The consultant’s most recent completed analysis was as of September 30, 2016. The base simulation assumed no changes in rates, as well as 200 and 300 basis point rising interest rate scenarios which assume a parallel shift of the yield curve over a one-year period, and no growth assumptions. Management is not aware of any significant changes in the Company's risk profile since the analysis was performed as of December 31, 2015. A summary of the results is as follows:

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

The net interest income simulation as of September 30, 2016 showed that the change in net interest income for the next 12 months from our expected or “most likely” forecast was as follows:

Rate Change	Percent Change in Net Interest Income Limit	Percent Change in Net Interest Income
Up 300 basis points	(21.00)%	7.8%
Up 200 basis points	(14.00)%	5.2%
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Information called for by this item is incorporated by reference in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption OTHER FINANCIAL CONSIDERATIONS on page 44.

Union Bankshares, Inc. Page 44

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2016. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the quarter ended September 30, 2016, the Company did not issue any unregistered equity securities.
There was no repurchase of the Company's equity securities during the quarter ended September 30, 2016.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three and nine months ended September 30, 2016 and 2015, (iii) the unaudited consolidated statements of comprehensive income for the three and nine months ended September 30, 2016 and 2015, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

Union Bankshares, Inc.

November 9, 2016	/s/ David S. Silverman
David S. Silverman
Director, President and Chief Executive Officer

November 9, 2016	/s/ Karyn J. Hale
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three and nine months ended September 30, 2016 and 2015, (iii) the unaudited consolidated statements of comprehensive income for the three and nine months ended September 30, 2016 and 2015, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

____________________

*
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Union Bankshares, Inc. Page 46