Form 10-K
period 2016-12-31
UNION BANKSHARES INC
filed 2017-03-15
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2016	Commission file number	001-15985
UNION BANKSHARES, INC.

VERMONT	03-0283552
P.O. BOX 667
20 LOWER MAIN STREET
MORRISVILLE, VT 05661-0667
Registrant's telephone number:   802-888-6600
Former name, former address and former fiscal year, if changed since last report: Not applicable
Securities registered pursuant to section 12(b) of the Act:

Common Stock, $2.00 par value	The NASDAQ Stock Market LLC
(Title of class)	(Exchanges registered on)
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
Yes [  ] No [X]
The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2016 was $139,942,259 based on the closing price on the NASDAQ Stock Market LLC on such date of $36.36 per share. For purposes of this calculation, all directors, executive officers, and named executives of the Registrant are assumed to be affiliates. Such assumption, however, shall not be deemed to be an admission of such status as to any such individual.

DOCUMENTS INCORPORATED BY REFERENCE
Specifically designated portions of the following documents are incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

Document	Part
Proxy Statement for the 2017 Annual Meeting of Shareholders	III

UNION BANKSHARES, INC.

____________________

(a)
The information required by Part III Items 10, 11, 12, 13 and 14 is incorporated herein by reference, in whole or in part, from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 17, 2017. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to specifically incorporate by reference the information referred to in Items 407(d)(1)-(3) of Regulation S-K. Incorporation by reference of this report into any registration statement filed by the Company under the Securities Act of 1933, as amended shall not be deemed to incorporate by reference the information referred to in Item 201(e) of Regulation S-K.

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

Factors that may cause results or performance to differ materially from those expressed in forward-looking statements include, but are not limited to:

•	General economic conditions and financial instability, either nationally, internationally, regionally or locally;

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

•	Changes in federal or state tax policy;

•	The effect of federal and state health care reform efforts;

•	Changes in the level of nonperforming assets and charge-offs;

•	Changes in estimates of future reserve requirements based upon relevant regulatory and accounting requirements;

•	Changes in information technology that require increased capital spending;

•	Changes in consumer and business spending, borrowing and savings habits;

•	Changes in accounting principles, including those governing the manner of estimating our credit risk and calculating our loan loss reserve;

•	Further changes to the regulations governing the calculation of the Company’s regulatory capital ratios; and

•	The effect of and changes in the United States monetary and fiscal policies, including interest rate policies and regulation of the money supply by the FRB.

PART I

Item 1.     Description of Business

Certain Definitions: Capitalized terms used in the following discussion and not otherwise defined below have the meanings assigned to them in Note 1 to the Company's audited consolidated financial statements contained in Part II, item 8, page 51 of this Annual Report.

General: Union Bankshares, Inc. (“Company”) is a one-bank holding company whose sole subsidiary is Union Bank (“Union”). It was incorporated in the State of Vermont in 1982. The Company's common stock is traded on the NASDAQ Global Select Market under the symbol "UNB". Union Bank was organized and chartered as a State bank in 1891 and became a wholly owned subsidiary of the Company in 1982 upon its formation. Both Union Bankshares, Inc. and Union Bank are headquartered in Morrisville, Vermont.

The Company's business is that of a community bank in the financial services industry. The Company has one definable business segment, Union Bank, which provides full retail, commercial, municipal banking, and asset management and trust services throughout its 17 banking offices, three loan centers, and several ATMs covering northern Vermont and New Hampshire. Also, many of Union's services are provided via the telephone, mobile devices, and through its website, www.ublocal.com. Union seeks to make a profit for the Company while providing quality retail banking services to individuals and commercial banking services to small and medium sized corporations, partnerships, and sole proprietorships, as well as nonprofit organizations, local municipalities and school districts within its market area.

The Company's income is derived principally from interest and fees on loans and earnings on other investments. Its primary expenses arise from interest paid on deposits and borrowings, salaries and wages, health insurance and other employee benefits and other general overhead expenses. Our profitability depends primarily on net interest income, which is the difference between interest and dividend income on interest-earning assets and interest expense on interest-bearing liabilities. Interest-earning assets include loans, investment securities, and interest-earning deposits in banks. Interest-bearing liabilities primarily include customer deposit accounts and borrowings. Net interest income is dependent upon the level of interest rates and the extent to which such rates change, as well as changes in the volume of various categories of assets and liabilities. Our profitability is also dependent on the level of noninterest income (primarily gains on sale of real estate loans, loan servicing income, and service fees), provision for loan losses, noninterest expenses and income taxes. Our operations and profitability are subject to changes in interest rates, applicable statutes and regulations, general economic conditions, the competitive environment, as well as other factors beyond our control.

Employees: The Company itself does not have any paid employees. As of December 31, 2016, Union employed 191 full time equivalent employees. Union employees are not represented by any collective bargaining group. Union maintains comprehensive employee benefit programs for its employees, including medical and dental insurance, long-term and short-term disability insurance, life insurance, and a 401(k) plan. Management considers its employee relations to be good.

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

•
Retail depository services including personal checking accounts, checking accounts with interest, savings accounts, money market accounts, certificates of deposit, IRA/SEP/KEOGH accounts and Health Savings accounts;

•	Customer repurchase agreement sweeps; and

•	Asset management and trust services to individuals and organizations.

Consistent with the objective of the Company to serve the needs of individuals, businesses and others within the communities served, the Company seeks to concentrate its assets in loans. For the year ended December 31, 2016, the Company's rate of average loans to average deposits was 92.3%. To be consistent with the requirements of prudent banking practices, adequate levels of assets are invested in high-grade securities, FDIC insured certificates of deposits, or other prudent investment alternatives such as company-owned life insurance or investments in real estate limited partnerships for affordable housing. Deposits are the primary source of funds for use in lending, investing and for other general operating purposes. In addition we obtain funds from principal repayments, sales and prepayments of loans, securities and FDIC insured certificates of deposit. Other funding sources may include brokered deposits purchased through CDARS, ICS or through other deposit brokers, borrowings from the FHLB, correspondent banks or the Federal Reserve discount window.

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
Financial Regulatory Reform Legislation
The Dodd-Frank Act. The Dodd-Frank Act comprehensively reformed the regulation of financial institutions and the products and services they offer. Among other things, the Dodd-Frank Act:

•	granted the FRB increased supervisory authority and codified the source of strength doctrine,

•	provided new capital standards applicable to the Company,

•	modified the scope and costs associated with deposit insurance coverage,

•	permitted well capitalized and well managed banks to acquire other banks in any state subject to certain deposit concentration limits and other conditions,

•	permitted the payment of interest on business demand deposit accounts,

•	established the CFPB,

•	established new minimum mortgage underwriting standards for residential mortgages,

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

While this legislation is focused principally on changes to the financial regulatory system, several corporate governance, disclosure and compensation provisions of the Dodd-Frank Act target public companies.  The corporate governance, disclosure and compensation provisions include:

•
A requirement that public companies solicit an advisory vote on executive compensation ("Say-on-Pay"), an advisory vote on the frequency of Say-on-Pay votes and, in the event of a merger or other extraordinary transaction, an advisory vote on certain "golden parachute" payments.  At the 2016 annual meeting, the shareholders approved a Say-on-Pay advisory vote,

•	Requirements that the SEC adopt rules directing the securities exchanges to adopt listing standards with respect to compensation committee independence and the use of consultants,

•
Provisions calling for the SEC to adopt expanded disclosure in the annual proxy statement and other filings, particularly in the area of executive compensation, such as disclosure of pay versus performance, the ratio of CEO pay to the pay of a median employee and policies with regard to hedging transactions conducted by employees and directors,

•
Provisions that will require the adoption or revision of certain other policies, such as compensation recovery policies providing for the recovery of executive compensation in the event of a financial restatement, and

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
Regulation of Union Bank
Deposit Insurance. As a member of the FDIC, the deposits of Union are permanently insured under the Deposit Insurance Fund (“DIF”) maintained by the FDIC up to $250,000 per ownership category. Under applicable federal laws and regulations, deposit insurance premium assessments to the DIF are based on a supervisory risk rating system, with the most favorably rated institutions paying the lowest premiums. Under this assessment system, risk is defined and measured using an institution's supervisory ratings, combined with certain other risk measures, including certain financial ratios and long-term debt issuer ratings. For the year ended December 31, 2016, the Bank's total FDIC insurance assessment expense was $307 thousand.

Brokered Deposits. The FDICIA restricts the ability of an FDIC insured bank to accept brokered deposits unless it is a well capitalized institution under FDICIA's prompt corrective action guidelines. Union accepts brokered time and money market deposits primarily through its membership with the Promontory Interfinancial Network in CDARS and ICS, respectively. Additionally, Union has established an account with one of its approved investment brokers to accept brokered deposits as an approved liquidity source.

Community Reinvestment Act ("CRA"). Union is subject to the federal CRA, which requires banks to demonstrate their commitment to serving the credit needs of low and moderate income residents of their communities. Union participates in a variety of direct and indirect lending programs and other investments for the benefit of low and moderate income residents in its local communities. The FDIC conducts examinations of insured banks' compliance with CRA requirements and rates institutions as "Outstanding," "Satisfactory," "Needs to Improve," and "Substantial NonCompliance." Failure of an institution to receive at least a "Satisfactory" CRA rating could adversely affect its ability to undertake certain activities, such as branching and acquisitions of other financial institutions, which require regulatory approval based, in part, on the institution's record of CRA compliance. In addition, failure of a bank subsidiary to receive at least a "Satisfactory" rating would disqualify a bank holding company from eligibility to become or remain a financial holding company under the GLBA. Union has received at least a "Satisfactory" rating from all CRA compliance examinations by the FDIC.

Federal Reserve Board Policies and Reserve Requirements. The monetary policies and regulations of the FRB have had a significant effect on the operating results of banks in the past and are expected to continue to do so in the future. FRB policies affect the levels of bank earnings on loans and investments and the levels of interest paid on bank deposits and borrowings through the Federal Reserve System's open-market operations in United States government securities, regulation of the discount rate and terms on bank borrowings from Federal Reserve Banks and regulation of nonearning reserve requirements. Regulation D promulgated by the FRB requires all depository institutions to maintain reserves against their transaction accounts (generally, demand deposits, NOW accounts and certain other types of accounts that permit payments or transfers to third parties) and nonpersonal nontime deposits (generally, money market deposit accounts or other savings deposits held by corporations or other depositors that are not natural persons, and certain types of time deposits), subject to certain exemptions. As of December 31, 2016, Union's reserve requirement was approximately $891 thousand, which was satisfied by vault cash.

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
Capital Adequacy and Safety and Soundness
Capital Adequacy Guidelines. The FDIC and other federal bank regulatory agencies adopted a final rule for leverage and risk-based capital requirements and the method for calculating risk-weighted assets which is consistent with agreements that were reached by the Basel Committee on Banking Supervision under the so-called Basel III framework and certain provisions of the Dodd-Frank Act. Among other things, the rule established a common equity Tier 1 capital ratio with a minimum requirement of 4.5%, increased the minimum Tier 1 risk based ratio from 4.0% to 6.0%, and assigned a higher risk weight of 150% to exposures that are more than 90 days past due or in nonaccrual status as well as certain commercial real estate loans that finance the acquisition, development or construction of real property. The final rule also required accumulated OCI be included for purposes of calculating regulatory capital unless a one time opt-out election was made during the first quarter of 2015. The Company and Union both made the election. The rule limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" of 2.5% above the minimum capital ratio requirements. The 2.5% capital conservation buffer requirement will be phased in over a four-year period ending January 1, 2019. Please refer to Note 21(Regulatory Capital Requirements) to the Company's audited consolidated financial statements contained in Item 8 of this annual report on Form 10-K for the capital ratios for the Company and Union as of December 31, 2016 and December 31, 2015.

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

Consistent with the revisions to the capital adequacy rules of the federal banking regulators, effective January 1, 2015, the FDIC adopted conforming changes to its prompt corrective action regulations. These changes include a new common equity Tier 1 ratio requirement, with a required minimum ratio of 6.5% for well-capitalized status. The new regulations also increase the minimum ratio of Tier 1 capital to risk weighted assets for well-capitalized status to 8.0%, from the previous 6.0%.

The various federal banking agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the Tier 1 Capital, Common Equity Tier 1 Capital, Total Capital and Leverage Ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations as in effect during 2016, a “well capitalized” institution must have a Tier 1 capital ratio of at least 8.0%, a Common Equity Tier 1 ratio of 6.5%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order.

At December 31, 2016, Union's Tier I and Total Risk Based Capital Ratios were 11.9% and 13.1% respectively, and its Leverage Capital Ratio was 8.2%, and it is considered well capitalized under applicable regulatory guidelines in effect as of such date. However, an increase in the amount of capital that the Company or Union must maintain in order to support a given level of assets would reduce the amount of leverage that our capital could support and increased volatility could be problematic. Our ability to increase our level of interest earning assets or to allocate those assets in the best manner to generate interest income may be adversely affected.

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
Dividend Restrictions
As a bank holding company, the Company's ability to pay dividends to its stockholders is largely dependent on the ability of its subsidiary to pay dividends to it. Payment of dividends by Vermont-chartered banks, such as Union, is subject to applicable state and federal laws. Under Vermont banking laws, a Vermont-chartered bank may not authorize dividends or other distributions that would reduce the bank's capital below the amount of capital required in the bank's Certificate of General Good or under any capital or surplus standards established by the Commissioner of the DFR. Union does not have any capital restrictions in its Certificate of General Good and, to date, the Commissioner of the DFR has not adopted capital or surplus standards. Nevertheless, the capital standards established by the FDIC, described above under "Prompt Corrective Action" apply to Union, and the capital standards of the FRB apply to the Company on a consolidated basis. In addition, the FRB, the FDIC and the Commissioner of the DFR are

authorized under applicable federal and state laws to prohibit payment of dividends that are determined to be an unsafe or unsound practice. Payment of dividends that significantly deplete the capital of a bank or a bank holding company, or render it illiquid, could be found to be an unsafe or unsound practice. Further, the Basel III capital standards limit a financial institution's ability to pay dividends if it does not maintain a required capital conservation buffer.
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
Mortgage Reform. The Dodd-Frank Act prescribes certain standards that mortgage lenders must consider before making a residential mortgage loan, including verifying a borrower’s ability to repay such mortgage loan, and allows borrowers to assert violations of certain provisions of the Truth-in-Lending Act as a defense to foreclosure proceedings. Under the Dodd-Frank Act, prepayment penalties are prohibited for certain mortgage transactions and creditors are prohibited from financing credit life/disability insurance policies in connection with a residential mortgage loan or home equity line of credit. In addition, the Dodd-Frank Act prohibits mortgage originators from receiving compensation based on the terms of residential mortgage loans and generally limits the ability of a mortgage originator to be compensated by others if compensation is received from a consumer. The Dodd-Frank Act requires mortgage lenders to make additional disclosures prior to the extension of credit, in each billing statement, and for negative amortization loans and hybrid adjustable rate mortgages. Additionally, the CFPB published rules and forms that combined certain disclosures that consumers receive in connection with applying for and closing on a mortgage loan under the Truth in Lending Act (Regulation Z) and the Real Estate Settlement Procedures Act (Regulation X), also known as the TILA and RESPA Integrated Disclosures, or TRID. TRID established new disclosure timing requirements and applies to most closed-end consumer credit transactions secured by real property.
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
Home Mortgage Disclosure Act (“HMDA”). HMDA makes information available to the public that helps to show whether financial institutions are serving the housing credit needs of their neighborhoods and communities. The Act requires institutions to gather and compile data about loan applications for home purchase, home improvement and refinances where both the old loan and new loan are secured by a dwelling. In accordance with the Dodd-Frank Act the CFPB has adopted regulations that require additional information be gathered and compiled about loan terms, underwriting practices and loan pricing. The information must be compiled each calendar year on a Loan/Application Register, sent to the FDIC by March 1st of the following year and made available to the public no later than March 31st. The Federal Financial Institutions Examinations Council prepares a series of tables that comprise the disclosure statement for each reporting institution. HMDA applies to financial institutions that have their main office or any branch in a Metropolitan Statistical Area ("MSA"). Union is subject to HMDA as it has branch offices within the Burlington, Vermont MSA.
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

Interstate Banking. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 authorized an adequately capitalized and managed bank holding company to acquire banks based outside its home state, generally without regard to whether the state's law would permit the acquisition, and also authorized banks to merge across state lines thereby creating interstate branches. In addition, this Act authorized banks to acquire existing interstate branches (short of merger) or to establish new interstate branches. States were given the right, exercisable before June 1, 1997, to prohibit altogether or impose certain limitations on interstate mergers and the acquisition or establishment of interstate branches. The Dodd-Frank Act removed remaining state law impediments to de novo interstate branching. Although interstate banking and branching may result in increased competitive pressures in the markets in which the Company operates, interstate branching may also present competitive opportunities for locally-owned and managed banks, such as Union, that are familiar with the local markets and that emphasize personal service and prompt, local decision-making. The ability to branch interstate has also benefited Union, as it permitted the expansion of its banking operations into New Hampshire, with the conversion of its loan production office in Littleton to a full service branch in March of 2006, the May 2011 acquisition of three New Hampshire branches, and the opening of a full service branch in Lincoln, New Hampshire in 2014.

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

Taxing Authorities. The Company and Union are subject to income taxes at the Federal level and are individually subject to state taxation based on the laws of each state in which they operate. The Company and Union file a consolidated federal tax return with a calendar year end. The Company and Union have filed separate tax returns for each state jurisdiction affected for 2015 and will do the same for 2016. No tax return is currently being examined or audited by any taxing authority that the Company is aware of. The taxing authorities also regulate the information reporting requirements that Union is subject to which continue to increase and require resources to comply with.

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

The Company will also provide copies of its 2016 Annual Report on Form 10-K, free of charge, upon written request to its Treasurer at the Company's main address, PO Box 667, Morrisville, VT 05661-0667. Shareholder meeting materials for our 2017 annual meeting are available at www.materials.proxyvote.com/905400 no later than the date on which they are mailed to shareholders.

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
At December 31, 2016, approximately 55% of our loan portfolio was comprised of commercial and commercial real estate loans. In general, commercial and commercial real estate loans have historically posed greater credit risks than owner occupied residential mortgage loans.  The repayment of commercial real estate loans depends on the business and financial condition of borrowers. Economic events and changes in government regulations, which we and our borrowers cannot control or reliably predict, could have an adverse impact on the cash flows generated by the businesses and properties securing our commercial and commercial real estate loans and on the values of the collateral securing those loans. Repayment of commercial loans depends substantially on the borrowers’ underlying business, financial condition and cash flows.  Commercial loans are generally collateralized by equipment, inventory, accounts receivable and other fixed assets.  Compared to real estate, that type of collateral is more difficult to monitor, its value is harder to ascertain, it may depreciate more rapidly and it may not be as readily saleable if repossessed.

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
We are subject to regulation and supervision by the FRB and Union Bank is subject to regulation and supervision by the FDIC and the DFR. Federal and state laws and regulations govern numerous matters affecting us, including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and sound financial condition, permissible types, amounts and terms of loans and investments, permissible nonbanking activities, the level of reserves against deposits and restrictions on dividend payments. The FDIC and the DFR possess the power to issue cease and desist orders against banks subject to their jurisdiction to prevent or remedy unsafe or unsound banking practices or violations of law, and the FRB possesses similar powers with respect to bank holding companies. These and other restrictions limit the manner in which we may conduct business and obtain financing.

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
We maintain systems and procedures designed to ensure that we comply with applicable laws and regulations. However, some legal/regulatory frameworks provide for the imposition of fines or penalties for noncompliance even though the noncompliance was inadvertent or unintentional and even though there was in place at the time systems and procedures designed to ensure compliance. For example, we are subject to regulations issued by the Office of Foreign Assets Control, or “OFAC,” that prohibit financial institutions from participating in the transfer of property belonging to the governments of certain foreign countries and designated nationals of those countries and certain other persons or entities whose interest in property is blocked by OFAC-administered sanctions. OFAC may impose penalties for inadvertent or unintentional violations even if reasonable processes are in place to prevent the violations. There may be other negative consequences resulting from a finding of noncompliance, including restrictions on certain activities. Such a finding may also damage our reputation and could restrict the ability of institutional investment managers to invest in our securities.

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

Our businesses and operations are also subject to increasing regulatory oversight and scrutiny, which could lead to regulatory investigations or enforcement actions. These and other initiatives from federal and state officials could result in judgments, settlements, fines or penalties, or cause us to be required to restructure our operations and activities, all of which could lead to reputational issues, or higher operational costs, thereby reducing our revenue.

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
In the course of business, we may acquire, through foreclosure, properties securing loans we have originated or purchased that are in default. Particularly in commercial real estate lending, there is a risk that material environmental violations could be discovered at these properties. In this event, we might be required to remedy these violations at the affected properties at our sole cost and expense. The cost of remedial action could substantially exceed the value of affected properties. We may not have adequate remedies against the prior owners or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have an adverse effect on our financial condition and results of operations.

We face security risks, including denial of service attacks, hacking and identity theft that could result in the disclosure of confidential information, adversely affect our business or reputation and create significant legal and financial exposure.
We are subject to certain operational risks, including, but not limited to, data processing system failures and errors, inadequate or failed internal processes, customer or employee fraud, unauthorized intrusions and catastrophic failures resulting from terrorist acts or natural disasters. We depend upon data processing, software, communication, and information exchange on a variety of computing platforms and networks and over the internet, and we rely on the services of a variety of vendors to meet our data processing and communication needs. Despite instituted safeguards, we cannot be certain that all of our systems are entirely free from vulnerability to attack or other technological difficulties or failures. Information security risks have increased significantly due to the use of online, telephone and mobile banking channels by customers and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties. Our technologies, systems, networks and our customers’ devices may be the target of, cyber-attacks, computer viruses, malicious code, phishing attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information, the theft of customer assets through fraudulent transactions or disruption of our or our customers’ or other third parties’ business operations. If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and we could be exposed to legal claims from customers.

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

We are subject to reputational risk.
We are dependent on our reputation within our market area, as a trusted and responsible financial company, for all aspects of our relationships with customers, employees, vendors, third-party service providers, and others, with whom we conduct business or potential future business. Our actual or perceived failure to (a) identify and address potential conflicts of interest, ethical issues, money-laundering, or privacy issues; (b) meet legal and regulatory requirements applicable to the Bank and to the Company; (c) maintain the privacy of customer and accompanying personal information; or (d) maintain adequate record keeping; and (e) identify the legal, reputational, credit, liquidity and market risks inherent in our products, could give rise to reputational risk that could harm our business prospects and adversely affect our financial condition and results of operations. If we fail to address any of these issues in an appropriate manner, we could be subject to additional legal risks, which, in turn, could increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses. Our ability to attract and retain customers and employees could be adversely affected to the extent our reputation is damaged.

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
When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. At December 31, 2016, our goodwill and other identifiable intangible assets were approximately $3.0 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we would be required to write down the value of these assets to fair value. We conduct an annual review, or more frequently if events or circumstances warrant such, to determine whether goodwill is impaired. We recently completed our goodwill impairment analysis as of December 31, 2016 and concluded goodwill was not impaired. We conduct a review of our other intangible assets for impairment should events or circumstances warrant such. We cannot provide assurance that we will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our shareholders’ equity and financial results and may cause a decline in our stock price.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

As of December 31, 2016, Union operated 12 community banking locations in Lamoille, Caledonia and Franklin counties of Vermont, five in Grafton and Coos counties of New Hampshire and loan centers in Barre, Newport, and South Burlington, Vermont. In addition as of such date, Union also operated several ATMs in northern Vermont and New Hampshire. Union owns, free of encumbrances, fifteen of its branch locations and its headquarters and leases two branch locations, all loan center locations and certain ATM premises from third parties under terms and conditions considered by management to be favorable to Union. Also, Union currently owns a building in Jeffersonville, Vermont which is for sale and was previously utilized as a branch location. Union also owns or leases certain properties contiguous to its branch locations for staff and customer parking convenience.

Additional information relating to the Company's properties as of December 31, 2016, is set forth in Note 8 to the consolidated financial statements contained in Item 8 of this report.

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

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock and Dividends
The common stock of the Company is traded on the NASDAQ Global Select Market under the trading symbol "UNB". Quarterly stock prices and cash dividends per share paid for each quarterly period during the last two years were as follows:

	2016			2015
	High	Low	Dividends	High	Low	Dividends
First Quarter	$29.10	$27.06	$0.27	$26.68	$23.75	$0.27
Second Quarter	$37.18	$28.26	$0.28	$28.06	$25.16	$0.27
Third Quarter	$36.92	$33.69	$0.28	$27.07	$25.50	$0.27
Fourth Quarter	$48.80	$32.75	$0.28	$28.05	$26.06	$0.27
High and low stock prices are based upon closing price quotations as reported by NASDAQ. Prices of transactions between private parties may vary from the ranges quoted above.

On March 7, 2017, there were 4,462,019 shares of common stock outstanding held by 539 stockholders of record. The number of stockholders does not reflect the number of beneficial owners, including persons or entities who may hold the stock in nominee or “street name.” On January 18, 2017, Union Bankshares, Inc. declared a $0.29 per share regular quarterly cash dividend payable February 8, 2017 to stockholders of record on January 28, 2017. Although the Company currently pays quarterly cash dividends, future dividends will depend upon the financial condition and earnings of the Company and its subsidiary, its need for funds and other factors, including government regulations.

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

Repurchase of Common Stock
During the quarter ended December 31, 2016, there was no repurchase of the Company's equity securities.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding equity securities authorized for issuance under the Company's equity compensation plans is included in Part III, Item 12 of this report under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, and is incorporated herein by reference.

Five Year Performance Graph: The following graph illustrates the annual percentage change in the cumulative total shareholder return of the Company's common stock for the period December 31, 2011 through December 31, 2016. For purposes of comparison, the graph illustrates comparable shareholder returns of the SNL Bank $500M-$1B Index and the NASDAQ Composite Index. The graph assumes a $100 investment on December 31, 2011 in each case and measures the amount by which the market value, assuming reinvestment of dividends, has changed during the five year period ended December 31, 2016.

	Period Ending
Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Union Bankshares, Inc.	100.00	107.98	133.23	143.51	175.61	296.47
NASDAQ Composite	100.00	117.45	164.57	188.84	201.98	219.89
SNL Bank $500M-$1B	100.00	128.21	166.25	182.39	205.86	277.96

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

Item 6. Selected Financial Data
The selected financial data presented in the table below depicts several measurements of performance or financial condition over a period of time. The following information should be read in conjunction with the consolidated financial statements and related notes and with other financial data in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

	At or For The Years Ended December 31,
	2016	2015	2014	2013	2012
Financial Condition Data:	(Dollars in thousands, except per share data)
Investment securities	$66,555	$59,327	$52,964	$45,492	$26,126
Loans and loans held for sale	541,093	506,141	490,721	464,953	455,159
Allowance for loan losses	5,247	5,201	4,694	4,647	4,657
Total assets	691,381	628,879	624,063	585,443	577,256
Deposits	597,660	560,408	552,064	518,354	509,993
Borrowed funds	31,595	9,564	15,118	13,216	15,747
Stockholders' equity	56,279	53,568	51,434	49,820	45,046
Operating Data:
Interest and dividend income	$26,836	$25,144	$24,852	$24,481	$25,028
Interest expense	2,061	2,025	2,155	2,459	3,351
Net interest income	24,775	23,119	22,697	22,022	21,677
Provision for loan losses	150	550	345	305	660
Net interest income after provision for loan losses	24,625	22,569	22,352	21,717	21,017
Noninterest income	10,140	9,792	8,909	8,509	10,525
Noninterest expenses	24,221	22,304	21,594	21,229	23,035
Income before provision for income taxes	10,544	10,057	9,667	8,997	8,507
Provision for income taxes	2,033	2,179	1,973	1,862	1,663
Net income	$8,511	$7,878	$7,694	$7,135	$6,844
Ratios:
Return on average assets	1.30%	1.27%	1.30%	1.25%	1.22%
Return on average equity	15.25%	14.80%	14.88%	15.46%	16.35%
Net interest margin (1)	4.17%	4.10%	4.17%	4.21%	4.27%
Efficiency ratio (2)	67.97%	66.25%	67.40%	68.04%	71.51%
Net interest spread (3)	4.09%	4.02%	4.08%	4.10%	4.14%
Total loans to deposits ratio	90.54%	90.32%	88.89%	89.70%	89.25%
Net loan charge-offs to average loans not held for sale	0.02%	0.01%	0.06%	0.07%	0.05%
Allowance for loan losses to loans not held for sale (4)	0.98%	1.04%	0.98%	1.01%	1.05%
Nonperforming assets to total assets (5)	0.63%	0.53%	0.78%	0.39%	0.73%
Equity to assets	8.14%	8.52%	8.24%	8.51%	7.80%
Total capital to risk weighted assets (6)	13.05%	13.42%	13.60%	13.28%	12.95%
Per common share data:
Book value per common share	$12.61	$12.02	$11.54	$11.17	$10.11
Earnings per common share	$1.91	$1.77	$1.73	$1.60	$1.54
Dividends paid per common share	$1.11	$1.08	$1.04	$1.01	$1.00
Dividend payout ratio (7)	58.12%	61.02%	60.12%	63.13%	64.94%
____________________

(1)	The ratio of tax equivalent net interest income to average earning assets. See page 25 for more information.

(2)	The ratio of noninterest expense to tax equivalent net interest income and noninterest income, excluding securities gains (losses).

(3)	The difference between the average rate earned on earning assets and the average rate paid on interest bearing liabilities. See page 25 for more information.

(4)
Calculation includes the net carrying amount of acquired loans recorded at fair value from the 2011 Branch Acquisition as of December 31, 2014 ($9.1 million), December 31, 2013 ($17.0 million) and December 31, 2012 ($22.9 million). Excluding such loans, the ALL to loans not purchased and not held for sale was 1.00% at December 31, 2014, 1.05% at December 31, 2013, and 1.11% at December 31, 2012. The acquired loan portfolios were transferred to the Company's existing loan portfolios during the fourth quarter of 2015.

(5)	Nonperforming assets are loans or investment securities that are in nonaccrual or 90 or more days past due as well as OREO or OAO.

(6)	The December 31, 2016 and December 31, 2015 ratios are calculated under the Basel III capital rules that became effective for the Company and Union on January 1, 2015.

(7)	Cash dividends declared and paid per common share divided by consolidated net income per share.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
The following discussion and analysis by management focuses on those factors that, in management's view, had a material effect on the consolidated financial position of Union Bankshares, Inc. ("the Company," "our," "we," "us") and its subsidiary, Union Bank ("Union"), as of December 31, 2016 and 2015, and its results of operations for the years ended December 31, 2016, 2015 and 2014. This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. The purpose of this presentation is to enhance overall financial disclosures and to provide information about historical financial performance and developing trends as a means to assess to what extent past performance can be used to evaluate the prospects for future performance. Management is not aware of the occurrence of any events after December 31, 2016 which would materially affect the information presented.
CERTAIN DEFINITIONS
Capitalized terms used in the following discussion and not otherwise defined below have the meanings assigned to them in Note 1 to the Company's audited consolidated financial statements contained in Part II, item 8, page 51 of this Annual Report.
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
OVERVIEW
The Company's net income was $8.5 million for 2016 compared to $7.9 million for 2015, an increase of $633 thousand, or 8.0%. These results reflected the effect of an increase in net interest income of $1.7 million or 7.2%, an increase in noninterest income of $348 thousand, or 3.6%, a decrease in the provision for loan losses of $400 thousand, or 72.7%, and a decrease in the provision for income taxes of $146 thousand, or 6.7%, partially offset by an increase in noninterest expenses of $1.9 million, or 8.6%.

As of December 31, 2016, the Company had total consolidated assets of $691.4 million, an increase of 9.9% compared to December 31, 2015. The growth year over year is attributable to strong loan demand funded primarily with customer deposits and low rate funding options from the FHLB.
Net loans and loans held for sale increased $35.0 million or 7.0%, to $536.5 million, or 77.6% of total assets, at December 31, 2016, compared to $501.5 million, or 79.7% of total assets, at December 31, 2015. The Company experienced growth in real estate secured loans, primarily commercial real estate and residential real estate loans.
The Company's primary source of funding, customer deposits, increased $37.3 million, or 6.6%, to reach $597.7 million at December 31, 2016. During 2016, management successfully focused on growing deposits by expanding its products and services to meet the needs of customers. Additionally, borrowed funds increased $22.0 million during 2016 as lower rate advances were drawn to fund loan demand and purchase investment securities.
The Company's total capital increased from $53.6 million at December 31, 2015 to $56.3 million at December 31, 2016. This increase primarily reflects net income of $8.5 million for 2016, less regular cash dividends paid of $4.9 million. (See Capital Resources on page 41.)
Management anticipated a 25 bp increase in interest rates in July 2016, however, an increase did not occur until December 2016. This movement in interest rates did not have a significant impact on the Company's 2016 results of operations. However, based on results of the Company's recent asset liability management reports, the Company is considered asset sensitive and is positioned to benefit in 2017 from this and potential future increases in interest rates.
On June 24, 2016 Union Bankshares, Inc. became part of the Russell 2000 index, a subset of the Russell 3000 index which is comprised of the 3000 U.S. publicly traded companies with the largest market capitalization. The Russell 2000 index is a widely used proxy for small capitalization U.S. publicly traded companies.
RESULTS OF OPERATIONS
For the year ended December 31, 2016, we reported net income of $8.5 million compared to $7.9 million for the year ended December 31, 2015 and $7.7 million for the year ended December 31, 2014. The primary components of these results, which include net interest income, provision for loan losses, noninterest income, noninterest expenses, and provision for income taxes are discussed below:
Net Interest Income. The largest component of the Company’s operating income is net interest income, which is the difference between interest and dividend income received from interest earning assets and the interest paid on interest bearing liabilities. Net interest income is affected by various factors, including but not limited to: changes in interest rates, loan and deposit pricing strategies, the volume and mix of interest earning assets and interest bearing liabilities, and the level of nonperforming assets. The net interest margin is calculated as net interest income on a fully tax equivalent basis as a percentage of average interest earning assets. The net interest margin for the year ended December 31, 2016, 2015 and 2014 was 4.17%, 4.10%, and 4.17%, respectively. Short term interest rates have increased with the 25 bp increases in the federal funds target rate initiated by the FRB in December 2015 and December 2016.
2016 compared with 2015. Net interest income was $24.8 million on a fully tax equivalent basis for 2016, compared to $23.1 million for 2015, an increase of $1.7 million, or 7.2%. The increase in net interest income is reflective of a 5.0% growth in average earning assets during 2016 coupled with a 6 bp increase in the average yield on average earning assets, partially offset by a 4.2% increase in average interest bearing liabilities. The net interest margin increased 7 bp to 4.17% in 2016 compared to 4.10% in 2015. The increase in average interest earning assets was primarily driven by growth in average loans of $22.8 million, or 4.6%, compared to 2015 and to a lesser extent the increases in interest rates mentioned above.
The average cost of funding, which is tied primarily to our customer deposits, decreased 1 bp to 0.42% for the year ended December 31, 2016, compared to 0.43% for the year ended December 31, 2015. During 2016, Union began offering a fully FDIC insured money market account through Promontory, the Insured Cash Sweep account, to its municipal and commercial customers. Several municipal customers began utilizing this new deposit product and as monies in time deposits matured they were transferred to ICS money market accounts. As a result, an increase in the average balance and average rate paid on savings and money market accounts occurred for the year ended December 31, 2016, with corresponding decreases in time deposits. See the following tables for details.
2015 compared with 2014. Net interest income was $23.1 million on a fully tax equivalent basis for 2015, compared to $22.7 million for 2014, an increase of $422 thousand, or 1.9%. The increase in net interest income is reflective of 3.7% growth in average earning assets during 2015, partially offset by a 7 bp decline in the net interest margin to 4.10% in 2015 compared to 4.17% in 2014. The increase in average interest earning assets was driven by growth in average loans of $20.1 million, or 4.2%, compared to 2014. Customer deposits were primarily used to fund loan demand with an increase in average total deposits of $20.7 million, or 4.0%, during 2015.
The average yield on average interest earning assets decreased 10 bps during 2015 compared to a 4 bp decrease on the average cost of funds. Yield on interest earning assets averaged 4.45% in 2015 compared to 4.55% in 2014 as the loan portfolio yield continued to be impacted by the low interest rate environment. The cost of funds averaged 0.43% in 2015 compared to 0.47% in 2014 as we continued to fund asset growth through customer deposits and short term borrowings at low interest rates. Our average cost of deposits, which continued to be our primary funding source, was 0.37% for 2015, representing a decrease of 3 bps compared to 2014.
The following table shows for the periods indicated the total amount of income recorded from average interest earning assets, the related average tax equivalent yields, the interest expense associated with average interest bearing liabilities, the related average rates paid, and the resulting tax equivalent net interest spread and margin:

	Years Ended December 31,
	2016			2015			2014
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$16,953	$51	0.30%	$11,530	$15	0.13%	$16,033	$24	0.15%
Interest bearing deposits in banks	10,816	160	1.48%	12,749	169	1.32%	14,216	160	1.13%
Investment securities (1), (2)	61,111	1,496	2.88%	58,284	1,379	2.70%	51,630	1,222	2.69%
Loans, net (1), (3)	521,435	25,056	4.91%	498,644	23,531	4.84%	478,556	23,416	5.01%
Nonmarketable equity securities	2,215	73	3.30%	2,014	50	2.51%	2,053	30	1.45%
Total interest earning assets (1)	612,530	26,836	4.51%	583,221	25,144	4.45%	562,488	24,852	4.55%
Cash and due from banks	4,565			4,600			4,513
Premises and equipment	13,189			12,657			11,047
Other assets	22,795			20,961			15,957
Total assets	$653,079			$621,439			$594,005
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$128,977	$120	0.09%	$118,344	$94	0.08%	$109,944	$86	0.08%
Savings/money market accounts	204,056	524	0.26%	187,679	324	0.17%	180,515	316	0.18%
Time deposits	126,248	978	0.77%	141,581	1,264	0.89%	145,650	1,344	0.92%
Borrowed funds	27,616	439	1.57%	19,830	343	1.71%	16,778	409	2.41%
Total interest bearing liabilities	486,897	2,061	0.42%	467,434	2,025	0.43%	452,887	2,155	0.47%
Noninterest bearing deposits	105,596			96,994			87,777
Other liabilities	4,761			3,765			1,644
Total liabilities	597,254			568,193			542,308
Stockholders' equity	55,825			53,246			51,697
Total liabilities and stockholders’ equity	$653,079			$621,439			$594,005
Net interest income		$24,775			$23,119			$22,697
Net interest spread (1)			4.09%			4.02%			4.08%
Net interest margin (1)			4.17%			4.10%			4.17%
____________________

(1)	Average yields reported on a tax equivalent basis using a marginal tax rate of 34%.

(2)	Average balances of investment securities are calculated on the amortized cost basis and include nonaccrual securities, if applicable.

(3)	Includes loans held for sale as well as nonaccrual loans, unamortized costs and premiums and is net of the ALL.

Tax exempt interest income amounted to $1.8 million for the years ended December 31, 2016 and 2015, and $1.6 million for the year ended December 31, 2014. The following table presents the effect of tax exempt income on the calculation of net interest income, using a marginal tax rate of 34% for all years:

	Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Net interest income as presented	$24,775	$23,119	$22,697
Effect of tax-exempt interest
Investment securities	265	196	170
Loans	524	615	576
Net interest income, tax equivalent	$25,564	$23,930	$23,443

Rate/Volume Analysis. The following table describes the extent to which changes in average interest rates (on a fully tax equivalent basis) and changes in volume of average interest earning assets and interest bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to:

•	changes in volume (change in volume multiplied by prior rate);

•	changes in rate (change in rate multiplied by prior volume); and

•	total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Year Ended December 31, 2016 Compared to Year Ended December 31, 2015 Increase/(Decrease) Due to Change In			Year Ended December 31, 2015 Compared to Year Ended December 31, 2014 Increase/(Decrease) Due to Change In
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$9	$27	$36	$(6)	$(3)	$(9)
Interest bearing deposits in banks	(28)	19	(9)	(17)	26	9
Investment securities	44	73	117	153	4	157
Loans, net	1,160	365	1,525	969	(854)	115
Nonmarketable equity securities	5	18	23	(2)	22	20
Total interest earning assets	$1,190	$502	$1,692	$1,097	$(805)	$292
Interest bearing liabilities:
Interest bearing checking accounts	$8	$18	$26	$7	$1	$8
Savings/money market accounts	30	170	200	13	(5)	8
Time deposits	(129)	(157)	(286)	(38)	(42)	(80)
Borrowed funds	126	(30)	96	64	(130)	(66)
Total interest bearing liabilities	$35	$1	$36	$46	$(176)	$(130)
Net change in net interest income	$1,155	$501	$1,656	$1,051	$(629)	$422

Provision for Loan Losses. The provision for loan losses was $150 thousand, $550 thousand, and $345 thousand for the years ended December 31, 2016, 2015 and 2014, respectively. The provision for 2016 was deemed appropriate by management based on the size and mix of the loan portfolio, the level of nonperforming loans, the results of the qualitative factor review and the outlook for future economic conditions. For further details, see FINANCIAL CONDITION Asset Quality and Allowance for Loan Losses below.

Noninterest Income. The following table sets forth the components of noninterest income for the years ended December 31, 2016, 2015 and 2014:

	For The Years Ended December 31,
			Variance from 2016 to 2015			Variance from 2015 to 2014
	2016	2015	$	%	2014	$	%
	(Dollars in thousands)
Trust income	$737	$719	$18	2.5	$726	$(7)	(1.0)
Service fees	5,871	5,568	303	5.4	5,354	214	4.0
Net gains on sales of loans held for sale	2,898	2,871	27	0.9	2,097	774	36.9
Gain on sale of OREO	—	29	(29)	(100.0)	134	(105)	(78.4)
Income from Company-owned life insurance	339	282	57	20.2	124	158	127.4
Other income	224	270	(46)	(17.0)	159	111	69.8
Subtotal	10,069	9,739	330	3.4	8,594	1,145	13.3
Net gains on sales of investment securities AFS	71	53	18	34.0	315	(262)	(83.2)
Total noninterest income	$10,140	$9,792	$348	3.6	$8,909	$883	9.9
The significant changes in noninterest income for the year ended December 31, 2016 compared to the year ended December 31, 2015 are described below:

•
Service fees. There was a $303 thousand increase in service fees for 2016 compared to 2015. Loan servicing fees increased $158 thousand due to the increase in our serviced loan portfolio from $422.3 million at December 31, 2015 to $452.0 million at December 31, 2016, or an increase of 7.0%. Additionally, overdraft fees and ATM network income increased $101 thousand and $34 thousand, respectively.

•
Net gains on sales of loans held for sale. Continuing the Company's strategy to mitigate long-term interest rate risk, residential and commercial loans totaling $135.5 million were sold to the secondary market during 2016, versus residential loan sales of $131.7 million during 2015, resulting in an increase in the net gains on sales of loans held for sale of $27 thousand, or 0.9%.

•
Income from Company-owned life insurance. During the second quarter of 2016, the administration of the Company's life insurance policies was moved to a single service provider. As a result, the earnings on the older policies are calculated evenly throughout a calendar year rather than as of the June 30th anniversary date of the policies, which was the practice in prior years. Additionally, during the second quarter of 2016, the Company received proceeds from the death benefit on an insurance policy on the life of a former director, resulting in $73 thousand of additional income. This increase was partially offset by the administrative change mentioned previously.

•	Other income. Other income decreased $46 thousand for 2016 compared to 2015 primarily due to the decrease in income from MSR, net of amortization.

The significant changes in noninterest income for the year ended December 31, 2015 compared to the year ended December 31, 2014 are described below:

•
Service fees. There was a $214 thousand increase in service fees for 2015 compared to 2014. Loan servicing fees increased $144 thousand due to the increased level of residential mortgage loans serviced. The implementation of a new fee structure on deposit accounts during the third quarter of 2015 increased service charges on deposit accounts approximately $140 thousand for 2015. These increases were partially offset by decreases in ATM fees of $56 thousand and overdraft fee income of $20 thousand.

•
Net gains on sales of loans held for sale. Continuing the Company's strategy to mitigate long-term interest rate risk, residential loans totaling $131.7 million were sold to the secondary market during 2015, versus residential loan sales of $94.9 million during 2014, resulting in an increase in the net gains on sales of loans held for sale of $774 thousand, or 36.9%.

•	Gain on sale of OREO. During the third quarter of 2014, the Company sold a commercial OREO property resulting in a gain on the sale of $127 thousand, with no similar gain in 2015.

•
Income from Company-owned life insurance. The Company purchased $5.0 million of company-owned life insurance covering certain officers of Union during the first quarter of 2015. Income from the new policies was recorded starting in the first quarter of 2015, resulting in increased income for the year ended December 31, 2015 compared to the year ended December 31, 2014.

•	Other income. Other income increased $111 thousand for 2015 compared to 2014 primarily due to the increase in income from MSR, net of amortization.

Noninterest Expense. The following table sets forth the components of noninterest expenses for the years ended December 31, 2016, 2015 and 2014:

	For The Years Ended December 31,
			Variance from 2016 to 2015			Variance from 2015 to 2014
	2016	2015	$	%	2014	$	%
	(Dollars in thousands)
Salaries and wages	$10,203	$9,517	$686	7.2	$8,916	$601	6.7
Pension and employee benefits	3,525	2,977	548	18.4	2,725	252	9.2
Occupancy expense, net	1,263	1,279	(16)	(1.3)	1,199	80	6.7
Equipment expense	2,115	1,875	240	12.8	1,674	201	12.0
ATM and debit card expense	639	783	(144)	(18.4)	695	88	12.7
FDIC insurance assessment	307	345	(38)	(11.0)	348	(3)	(0.9)
Prepayment penalties on borrowings	21	—	21	100.0	256	(256)	(100.0)
Equity in losses of limited partnerships	565	484	81	16.7	800	(316)	(39.5)
Trust expenses	409	379	30	7.9	377	2	0.5
Professional fees	731	641	90	14.0	617	24	3.9
Supplies and printing	298	305	(7)	(2.3)	480	(175)	(36.5)
Other expenses	4,145	3,719	426	11.5	3,507	212	6.0
Total noninterest expense	$24,221	$22,304	$1,917	8.6	$21,594	$710	3.3
The significant changes in noninterest expense for the year ended December 31, 2016 compared to the year ended December 31, 2015 are described below:

•
Salaries and wages. The $686 thousand increase reflects normal annual salary increases, an increase of $226 thousand for short term and long term incentive compensation for certain officers of Union and a $59 thousand increase in the amount of commissions paid to mortgage loan originators.

•
Pension and employee benefits. The actuarial calculation for the fiscal year ended December 31, 2016 decreased the pension benefit by $238 thousand compared to December 31, 2015. Additionally, the cost of the Company's medical and dental plans increased $165 thousand, or 8.8%, due to increases in premium rates and higher dental claims. Also, as a result of higher salaries and wages, payroll related taxes increased $50 thousand and 401k employer contribution expense increased $77 thousand between years.

•
Equipment expense. Equipment depreciation increased $147 thousand year over year as a result of new technology equipment installed throughout the branch network as well as other infrastructure replacements. Additionally, increases in maintenance contracts of $140 thousand occurred as a result of the installation of the new equipment.

•
ATM and debit card expense. The $144 thousand decrease between 2015 and 2016 reflects $98 thousand in expenses related to the issuance of EMV chip debit cards that did not recur in 2016 and $34 thousand of incentives received as a result of negotiation of a vendor contract utilized to offset expenses incurred in 2016.

•
Equity in losses of limited partnerships. The increase is attributable to an additional investment in a limited partnership resulting in an increase in equity in losses of $91 thousand, partially offset by one limited partnership investment reaching the end of the compliance period.

•
Professional fees. Professional fee expenses increased $90 thousand year over year as a result of engaging consultants for advisory services related to a review of the Company's core operating system, review the Company's branch network and facilities, and additional outsourced internal audit services.

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

Provision for Income Taxes. The Company has provided for current and deferred federal income taxes for the current and all prior periods presented. The Company's net provision for income taxes was $2.0 million for 2016, $2.2 million for 2015, and $2.0 million for 2015. The Company’s effective tax rate for 2016 decreased to 19.3% compared to 21.7% for 2015 and 20.4% for 2014. The decrease in the effective tax rate related to an increase in tax credits recorded from investments in affordable housing projects to $881 thousand for 2016 versus $564 thousand for 2015 and $735 thousand for 2014.

FINANCIAL CONDITION
At December 31, 2016, the Company had total consolidated assets of $691.4 million, including gross loans and loans held for sale (total loans) of $541.1 million, deposits of $597.7 million and stockholders' equity of $56.3 million. The Company’s total assets increased $62.5 million, or 9.9%, from $628.9 million at December 31, 2015.

Net loans and loans held for sale increased $35.0 million, or 7.0%, to $536.5 million, or 77.6% of total assets, at December 31, 2016, compared to $501.5 million, or 79.7% of total assets, at December 31, 2015. (See Loan Portfolio below.)

Total deposits increased $37.3 million, or 6.6% to $597.7 million at December 31, 2016, from $560.4 million at December 31, 2015. Noninterest bearing deposits increased $12.6 million, or 12.6%, from $99.8 million at December 31, 2015 to $112.4 million at December 31, 2016 and interest bearing deposits increased $71.9 million, or 23.2%, from $310.2 million at December 31, 2015 to $382.1 million at December 31, 2016, while time deposits decreased $47.2 million, or 31.4%, from $150.4 million at December 31, 2015, to $103.2 million at December 31, 2016. (See average balances and rates in the Yields Earned and Rates Paid table on page 25.)

Total borrowed funds increased $22.0 million, or 230.4%, from $9.6 million at December 31, 2015 to $31.6 million at December 31, 2016. There was an increase in FHLB advances of $22.6 million, to fund loan demand, while customer overnight collateralized repurchase sweeps decreased $523 thousand between December 31, 2015 and December 31, 2016. (See Borrowings on page 37.)

Total stockholders’ equity increased $2.7 million, or 5.06%, from $53.6 million at December 31, 2015 to $56.3 million at December 31, 2016. (See Capital Resources on page 41.)

Loan Portfolio. The Company's gross loan portfolio (including loans held for sale) increased $35.0 million, or 6.9%, to $541.1 million, representing 78.3% of assets at December 31, 2016, from $506.1 million, representing 80.5% of assets at December 31, 2015. The Company's loans consist primarily of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Real estate secured loans represented $463.8 million, or 85.7%, of total loans at December 31, 2016 compared to $444.4 million, or 87.8%, of total loans at December 31, 2015. Although competition for good loans is strong, especially in the commercial sector, the Company has been able to originate loans to both current and new customers while maintaining credit quality. The composition of the Company's loan portfolio remained relatively unchanged from December 31, 2015, and there was no material change in the Company's lending programs or terms during 2016.

The composition of the Company's loan portfolio at year-end for each of the last five years was as follows:

	2016		2015		2014		2013		2012
	$	%	$	%	$	%	$	%	$	%
	(Dollars in thousands)
Residential real estate	$172,727	31.9	$165,396	32.7	$165,475	33.7	$159,441	34.3	$154,938	34.0
Construction real estate	34,189	6.3	42,889	8.5	37,258	7.6	30,898	6.7	36,018	7.9
Commercial real estate	249,063	46.0	230,442	45.5	211,710	43.1	210,718	45.3	197,240	43.3
Commercial	41,999	7.8	21,397	4.2	20,620	4.2	20,569	4.4	21,463	4.7
Consumer	3,962	0.7	3,963	0.8	4,435	0.9	5,396	1.2	6,065	1.3
Municipal	31,350	5.8	36,419	7.2	40,480	8.3	34,091	7.3	28,421	6.3
Loans held for sale	7,803	1.5	5,635	1.1	10,743	2.2	3,840	0.8	11,014	2.5
Total loans	$541,093	100.0	$506,141	100.0	$490,721	100.0	$464,953	100.0	$455,159	100.0

The Company originates and sells qualified residential mortgage loans in various secondary market avenues, with a majority of sales made to the FHLMC/Freddie Mac. At December 31, 2016, the Company serviced a $616.1 million residential real estate mortgage portfolio, of which $7.8 million was held for sale and approximately $435.6 million was serviced for unaffiliated third parties. This compares to a residential real estate mortgage serviced portfolio of $561.1 million at December 31, 2015, of which $5.6 million was held for sale and approximately $390.1 million was serviced for unaffiliated third parties. Loans held for sale are accounted for at the lower of cost or fair value and are reviewed by management at least quarterly based on current market pricing.

The Company sold $135.3 million of qualified residential real estate loans originated during 2016 to the secondary market to mitigate long-term interest rate risk and to generate fee income, compared to sales of $131.7 million during 2015. The Company generally retains the servicing rights on sold residential mortgage loans. The Company originates and sells FHA, VA, and RD residential mortgage loans, and also has an Unconditional Direct Endorsement Approval from HUD which allows the Company to approve FHA loans originated in any of its Vermont or New Hampshire locations without needing prior HUD approval. The Company sells VA and FHA loans as originated with servicing released. Some of the government backed loans qualify for zero down payments without geographic or income restrictions. These loan products increase the Company's ability to serve the borrowing needs of residents in the communities we serve, including low and moderate income borrowers, while the government guaranty mitigates our exposure to credit risk.

The Company also originates commercial real estate and commercial loans under various SBA, USDA and State sponsored programs which provide a government agency guaranty for a portion of the loan amount. There was $5.2 million and $5.5 million guaranteed under these various programs at December 31, 2016 and 2015, respectively, on an aggregate balance of $6.5 million and $6.8 million in subject loans for the same time periods. The Company occasionally sells the guaranteed portion of a loan to other financial concerns and retains servicing rights, which generates fee income. There was $251 thousand in commercial real estate and commercial loans sold during 2016 and no commercial real estate or commercial loans sold in 2015. The Company recognizes gains and losses on the sale of the principal portion of these loans as they occur.

The Company serviced $16.4 million and $32.2 million of commercial and commercial real estate loans for unaffiliated third parties as of December 31, 2016 and 2015, respectively. This includes $12.9 million and $28.7 million of commercial or commercial real estate loans the Company had participated out to other financial institutions at December 31, 2016 and 2015, respectively. These loans were participated in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.

The Company capitalizes servicing rights for all loans sold with servicing retained and recognizes gains and losses on the sale of the principal portion of these loans as they occur. The unamortized balance of servicing rights on loans sold with servicing retained was $1.6 million as of December 31, 2016 and $1.5 million as of December 31, 2015, with an estimated market value in excess of the carrying value at both year ends. Management periodically evaluates and measures the servicing assets for impairment.

The following table breaks down by classification the contractual maturities of the gross loans held in portfolio and for sale as of December 31, 2016:

	Within 1 Year	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Fixed rate
Residential real estate	$338	$2,253	$89,543	$92,134
Construction real estate	16,000	263	301	16,564
Commercial real estate	326	17,056	15,076	32,458
Commercial	2,770	7,158	14,624	24,552
Consumer	1,532	2,175	218	3,925
Municipal	19,353	4,089	7,908	31,350
Total fixed rate	40,319	32,994	127,670	200,983
Variable rate
Residential real estate	1,458	2,874	84,064	88,396
Construction real estate	2,951	1,599	13,075	17,625
Commercial real estate	10,030	4,952	201,623	216,605
Commercial	5,842	8,083	3,522	17,447
Consumer	37	—	—	37
Total variable rate	20,318	17,508	302,284	340,110
	$60,637	$50,502	$429,954	$541,093
Asset Quality. The Company, like all financial institutions, is exposed to certain credit risks, including those related to the value of the collateral that secures its loans and the ability of borrowers to repay their loans. Consistent application of the Company’s conservative loan policies has helped to mitigate this risk and has been prudent for both the Company and its customers. The Company's Board has set forth well-defined lending policies (which are periodically reviewed and revised as appropriate) that include conservative individual lending limits for officers, aggregate and advisory board approval levels, Board approval for large credit relationships, a quality control program, a loan review program and other limits or standards deemed necessary and prudent. The Company's loan review program encompasses a review process for loan documentation and underwriting for select loans as well as a monitoring process for credit extensions to assess the credit quality and degree of risk in the loan portfolio. Management performs, and shares with the Board, periodic concentration analyses based on various factors such as industries, collateral types, location, large credit sizes and officer portfolio loads. Board approved policies set forth portfolio diversification levels to mitigate concentration risk and the Company participates large credits out to other financial institutions to further mitigate that risk. The Company has established underwriting guidelines to be followed by its officers; material exceptions are required to be approved by a senior loan officer, the President or the Board.
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
TDR loans involve one or more of the following: forgiving a portion of interest or principal, refinancing at a rate materially less than the market rate, rescheduling loan payments, or granting other concessions to a borrower due to financial or economic reasons related to the debtor's financial difficulties that the Company would not ordinarily grant. When evaluating the ALL, management makes a specific allocation for TDR loans as they are considered impaired.
The following table details the composition of the Company's nonperforming assets as of December 31:

	2016	2015	2014	2013	2012
	(Dollars in thousands)
Nonaccrual loans	$3,545	$2,521	$2,235	$1,434	$2,839
Loans past due 90 days or more and still accruing interest	840	836	2,344	263	307
Total nonperforming loans	4,385	3,357	4,579	1,697	3,146
OREO	—	—	297	559	1,052
Total nonperforming assets	$4,385	$3,357	$4,876	$2,256	$4,198

Guarantees of U.S. or state government agencies on the above nonperforming loans	$599	$291	$259	$19	$—
TDR loans	$3,419	$2,732	$1,691	$1,240	$2,850
There was one residential real estate loan totaling $50 thousand in process of foreclosure at December 31, 2016 included in nonperforming loans. The aggregate interest on nonaccrual loans not recognized was $1.3 million for the year ended December 31, 2016, $1.2 million for the year ended December 31, 2015 and $1.1 million for the year ended December 31, 2014.
The following table shows trends of certain asset quality ratios monitored by Company's management at December 31:

	2016	2015	2014	2013	2012
Allowance for loan losses to loans not held for sale (1)	0.98%	1.04%	0.98%	1.01%	1.05%
Allowance for loan losses to nonperforming loans	119.66%	154.93%	102.51%	273.84%	148.03%
Nonperforming loans to total loans	0.81%	0.66%	0.93%	0.36%	0.69%
Nonperforming assets to total assets	0.63%	0.53%	0.78%	0.39%	0.73%
Delinquent loans (30 days to nonaccruing) to total loans	1.55%	1.61%	2.20%	2.15%	2.56%
Net charge-offs to average loans not held for sale	0.02%	0.01%	0.06%	0.07%	0.05%
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

Nonperforming loans at December 31, 2016 increased in terms of dollars by $1.0 million, or 30.6%, and as a percentage of assets from December 31, 2015, with the ALL as a percentage of nonperforming loans decreasing from 154.93% to 119.66%. The nonperforming ratios increased slightly in comparison to December 31, 2015, with the delinquent loans ratio also decreasing slightly during the same time period. Management considers the ratios to be at favorable levels. The Company's success at keeping the ratios at favorable levels in these challenging economic conditions is the result of continued focus on maintaining strict underwriting standards, as well as our practice, as a community bank, of actively working with troubled borrowers to resolve the borrower's delinquency, while maintaining the safe and sound credit practices of Union and safeguarding our strong capital position.

The Company had loans rated substandard that were on a performing status totaling $1.8 million at December 31, 2016 and $2.4 million at December 31, 2015. In management's view, such loans represent a higher degree of risk of becoming nonperforming loans in the future. While still on a performing status, in accordance with the Company's credit policy, loans are internally classified when a review indicates the existence of any of the following conditions, making the likelihood of collection questionable:

•	the financial condition of the borrower is unsatisfactory;

•	repayment terms have not been met;

•	the borrower has sustained losses that are sizable, either in absolute terms or relative to net worth;

•	confidence in the borrower's ability to repay is diminished;

•	loan covenants have been violated;

•	collateral is inadequate; or

•	other unfavorable factors are present.
Although management believes that the Company's nonperforming and internally classified loans are generally well-secured and that probable credit losses inherent in the loan portfolio are provided for in the Company's ALL, there can be no assurance that future deterioration in economic conditions and/or collateral values, or changes in other relevant factors will not result in future credit losses. The Company’s management is focused on the impact that the economy may have on its borrowers and closely monitors industry and geographic concentrations for evidence of financial problems. Last winter season saw a lack of snow which put some strain on the local tourism industry, however, the summer and fall seasons helped to lessen the impact on this industry and this winter season is following a more normal pattern of snowfall. The Company has managed through difficult tourism seasons in the past and management has closely monitored the results and impact of last winter on our borrowers. Outside of the poor winter weather and its effect on the tourism industry, improvement in local economic indicators has been identified over the past year. The unemployment rate has stabilized in Vermont and was 3.1% level at December 31, 2016 compared to 3.6% for December 31, 2015. The New Hampshire unemployment rate was 2.6% for December 31, 2016 compared to 3.1% for December 31, 2015. These rates compare favorably with the nationwide rate at 4.7% and 5.0% for the comparable periods. Management will continue to monitor the national, regional and local economic environment and its impact on unemployment, business failures and real estate values in the Company’s market area.
On occasion, the Company acquires residential or commercial real estate properties through or in lieu of loan foreclosure. These properties are held for sale and are initially recorded as OREO at fair value less estimated selling costs at the date of the Company’s acquisition of the property, with fair value based on an appraisal for more significant properties and on a broker’s price opinion for less significant properties. Holding costs and declines in fair value of properties acquired are expensed as incurred. Declines in the fair value after acquisition of the property result in charges against income before tax. There were no such declines during 2016, compared to a $42 thousand decline recognized during 2015. The Company evaluates each OREO property at least quarterly for changes in the fair value. The Company had no properties classified as OREO at December 31, 2016 and December 31, 2015.

Allowance for Loan Losses. Some of the Company’s loan customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge off a portion or all of the remaining principal balance due. The Company maintains an ALL to absorb such losses. The ALL is maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio as of the evaluation date; however, actual loan losses may vary from management's current estimates.

The ALL is evaluated quarterly using a consistent, systematic methodology, which analyzes the risk inherent in the loan portfolio. In addition to evaluating the collectability of specific loans when determining the appropriate level of the ALL, management also takes into consideration other qualitative factors such as changes in the mix and size of the loan portfolio, credit concentrations, historic loss experience, the amount of delinquencies and loans adversely classified, industry trends, and the impact of the local and regional economy on the Company's borrowers as well as the estimated value of any underlying collateral. The appropriate level of the ALL is assessed by an allocation process whereby specific loss allocations are made against impaired loans and general loss allocations are made against segments of the loan portfolio that have similar attributes. Although the ALL is assessed by allocating reserves by loan category, the total ALL is available to absorb losses that may occur within any loan category.

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

The following table reflects activity in the ALL for the years ended December 31:

	2016	2015	2014	2013	2012
	(Dollars in thousands)
Balance at the beginning of year	$5,201	$4,694	$4,647	$4,657	$4,226
Charge-offs	163	126	340	402	272
Recoveries	59	83	42	87	43
Net charge-offs	(104)	(43)	(298)	(315)	(229)
Provision for loan losses	150	550	345	305	660
Balance at the end of year	$5,247	$5,201	$4,694	$4,647	$4,657
Provision charged to income as a percent of average loans	0.03%	0.11%	0.07%	0.07%	0.15%

The following table (net of loans held for sale) shows the internal breakdown by risk component of the Company's ALL and the percentage of loans in each category to total loans in the respective portfolios at December 31:

	2016		2015		2014		2012		2011
	$	%	$	%	$	%	$	%	$	%
	(Dollars in thousands)
Residential real estate	$1,399	32.4	$1,419	33.0	$1,330	34.5	$1,251	34.6	$1,291	34.9
Construction real estate	391	6.4	514	8.6	439	7.8	390	6.7	456	8.1
Commercial real estate	2,687	46.7	2,792	46.0	2,417	44.1	2,644	45.7	2,532	44.4
Commercial	342	7.9	209	4.3	176	4.3	163	4.4	159	4.8
Consumer	26	0.7	28	0.8	27	0.9	23	1.2	39	1.4
Municipal	40	5.9	38	7.3	42	8.4	35	7.4	30	6.4
Unallocated	362	—	201	—	263	—	141	—	150	—
Total	$5,247	100.0	$5,201	100.0	$4,694	100.0	$4,647	100.0	$4,657	100.0
There were no changes to the reserve factors assigned to any of the loan portfolios based on the qualitative factor reviews performed during 2016. Management of the Company believes, in its best estimate, that the ALL at December 31, 2016 is appropriate to cover probable credit losses inherent in the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the ALL at December 31, 2016. In addition, our banking regulators, as an integral part of their examination process, periodically review our ALL. Such agencies may require us to recognize adjustments to the ALL based on their judgments about information available to them at the time of their examination. A large adjustment to the ALL for losses in future periods may require increased provisions to replenish the ALL, which could negatively affect earnings. While the Company recognizes that economic slowdowns or financial and credit market turmoil may adversely impact its borrowers' financial performance and ultimately their ability to repay their loans, management continues to be cautiously optimistic about the collectability of the Company's loan portfolio.

Investment Activities. The investment portfolio is used to generate interest and dividend income, manage liquidity and mitigate interest rate sensitivity. At December 31, 2016, the fair value of investment securities AFS was $65.6 million, or 9.5% of total assets, compared to $54.1 million, or 8.6% of total assets at December 31, 2015. At December 31, 2016, there were $999 thousand of investment securities classified as HTM, compared to $5.2 million at December 31, 2015. The Company had no investments classified as trading. Investment securities classified as AFS are marked-to-market, with any unrealized gain or loss after estimated taxes charged to the equity portion of the balance sheet through the accumulated OCI component of stockholders' equity. The fair value of investment securities AFS at December 31, 2016 reflects a net unrealized loss of $1.0 million.

At December 31, 2016, 91 debt securities had unrealized losses of $1.2 million, with aggregate depreciation of 1.84% from the Company's amortized cost basis. Securities are evaluated at least quarterly for OTTI and at December 31, 2016, in management's estimation no security was OTTI. Management's evaluation of OTTI is subject to risks and uncertainties and is intended to determine the appropriate amount and timing of recognition of any impairment charge. The assessment of whether such impairment for debt securities has occurred is based on management's best estimate of the cash flows expected to be collected at the individual security level. We regularly monitor our investment portfolio to ensure securities that may be OTTI are identified in a timely manner and that any impairment charge is recognized in the proper period and, with respect to debt securities, that the impairment is properly allocated between credit losses recognized in earnings and noncredit unrealized losses recognized in OCI. Further deterioration in credit quality, imbalances in liquidity in the financial marketplace or a quick rise in interest rates might adversely affect the fair value of the Company's investment portfolio and may increase the potential that certain unrealized losses will be designated as OTT in future periods, resulting in write-downs.
At December 31, 2016, the Company had no investments in a single company or entity (other than U.S. Government-sponsored enterprise securities) that had an aggregate book value in excess of 2% of our stockholders' equity. As of December 31, 2016, all MBS the Company owned were issued by Government National Mortgage Association, Fannie Mae or the FHLMC/Freddie Mac. Although the Fannie Mae and Freddie Mac debt securities are not explicitly guaranteed by the federal government, one of the stated purposes of the U.S. Treasury's September, 2008 conservatorship and capital support of the two institutions was to stabilize the market in their debt securities, and that purpose was again evident in legislation passed by Congress in late 2009 which effectively lifted any dollar ceiling on the implicit U.S. Treasury guaranty of Fannie Mae and Freddie Mac debt securities.
The following tables show as of December 31, the amortized cost, fair value and weighted average yield on a tax equivalent basis of the Company's investment debt securities portfolio maturing within the stated periods:

	December 31, 2016			Maturities
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Amortized Cost	Weighted Average Yield
Investment securities available-for-sale:	(Dollars in thousands)
U.S. Government-sponsored enterprises	$—	$500	$3,290	$6,431	$10,221	1.94%
Agency MBS	—	1,836	498	15,949	18,283	1.97%
State and political subdivisions	627	3,298	13,064	10,920	27,909	2.54%
Corporate debt	—	2,036	7,709	—	9,745	3.02%
Investment securities held-to-maturity:
U.S. Government-sponsored enterprises	—	999	—	—	999	0.95%
Total investment debt securities	$627	$8,669	$24,561	$33,300	$67,157	2.34%

Fair value	$631	$8,738	$24,262	$32,521	$66,152

Weighted average yield	3.63%	2.34%	2.65%	2.09%	2.34%

	December 31, 2015			Maturities
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Amortized Cost	Weighted Average Yield
Investment securities available-for-sale:	(Dollars in thousands)
U.S. Government-sponsored enterprises	$—	$—	$2,803	$8,002	$10,805	2.14%
Agency MBS	—	1,875	498	8,710	11,083	2.17%
State and political subdivisions	360	3,014	10,980	5,299	19,653	2.81%
Corporate debt	—	1,508	10,758	—	12,266	2.83%
Investment securities held-to-maturity:
U.S. Government-sponsored enterprises	—	998	1,000	3,219	5,217	1.95%
Total investment debt securities	$360	$7,395	$26,039	$25,230	$59,024	2.50%

Fair value	$360	$7,444	$26,017	$25,060	$58,881

Weighted average yield	3.71%	2.25%	2.69%	2.35%	2.50%

	December 31, 2014			Maturities
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Amortized Cost	Weighted Average Yield
Investment securities available-for-sale:	(Dollars in thousands)
U.S. Government-sponsored enterprises	$—	$6,028	$2,833	$6,702	$15,563	1.71%
Agency MBS	—	477	2,884	3,155	6,516	2.34%
State and political subdivisions	71	2,041	8,259	5,429	15,800	2.98%
Corporate debt	500	—	6,243	500	7,243	2.66%
Investment securities held-to-maturity:
U.S. Government-sponsored enterprises	—	997	2,000	4,218	7,215	1.83%
Total investment debt securities	$571	$9,543	$22,219	$20,004	$52,337	2.32%

Fair value	$571	$9,584	$22,358	$19,953	$52,466

Weighted average yield	1.27%	1.64%	2.53%	2.44%	2.32%
The tables above exclude mutual fund securities with a book and fair value of $403 thousand at December 31, 2016, of $345 thousand at December 31, 2015 and of $337 thousand at December 31, 2014.

Federal Home Loan Bank of Boston Stock. Union is a member of the FHLB, with an investment of $2.3 million in its Class B common stock at December 31, 2016 and $1.9 million at December 31, 2015. The Class B common stock has a five year notice requirement for redemption and there is no guarantee of future redemption. Also, there is the possibility of future capital calls by the FHLB on member banks to ensure compliance with its capital plan. Union's investment in FHLB stock is carried in Other assets at cost and is nonmarketable. Similar to evaluating investment securities for OTTI, the Company has evaluated its investment in the FHLB. The FHLB remains in compliance with all regulatory capital ratios as of December 31, 2016 and 2015. Management's most recent evaluation of the Company's holdings of FHLB common stock concluded that the investment was not impaired at December 31, 2016.

Deposits. The following table shows information concerning the Company's average deposits by account type and the weighted average nominal rates at which interest was paid on such deposits for the years ended December 31:

	2016			2015			2014
	Average Balance	Percent of Total Deposits	Average Rate Paid	Average Balance	Percent of Total Deposits	Average Rate Paid	Average Balance	Percent of Total Deposits	Average Rate Paid
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$105,596	18.7	—	$96,994	17.8	—	$87,777	16.8	—
Interest bearing checking accounts	128,977	22.8	0.09%	118,344	21.7	0.08%	109,944	21.0	0.08%
Money market accounts	110,938	19.6	0.35%	100,128	18.4	0.19%	101,365	19.3	0.20%
Savings accounts	93,118	16.5	0.15%	87,551	16.1	0.15%	79,150	15.1	0.14%
Total nontime deposits	438,629	77.6	0.15%	403,017	74.0	0.10%	378,236	72.2	0.11%
Time deposits:
Less than $100,000	63,720	11.3	0.66%	64,254	11.8	0.67%	70,131	13.4	0.74%
$100,000 and over	62,528	11.1	0.90%	77,327	14.2	1.08%	75,519	14.4	1.09%
Total time deposits	126,248	22.4	0.77%	141,581	26.0	0.89%	145,650	27.8	0.92%
Total deposits	$564,877	100.0	0.29%	$544,598	100.0	0.31%	$523,886	100.0	0.33%

The Company participates in CDARS, which permits the Company to offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants. CDARS also provides the Company with an additional source of funding and liquidity through the purchase of deposits. There were $10.9 million of time deposits of $250,000 or less on the balance sheet at December 31, 2016, $11.2 million at December 31, 2015 and $11.0 million at December 31, 2014, which were exchanged with other CDARS participants and are therefore considered for certain regulatory purposes to be “brokered” deposits. There were no purchased CDARS deposits at December 31, 2016 or December 31, 2015.

The Company also participates in the ICS program, a service through which Union can offer its customers a savings product with access to unlimited FDIC insurance, while receiving reciprocal deposits from other banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of savings deposits through ICS provides full deposit insurance coverage for the customer, thereby helping Union to retain the full amount of the deposit on its balance sheet. As with the CDARS program, in addition to reciprocal deposits, participating banks may also purchase one-way ICS deposits. During the third quarter of 2016, Union began offering an ICS money market account to its municipal and commercial customers. Several municipal customers began utilizing this account and as monies in time deposits matured they were placed into these money market accounts. There were $52.6 million in ICS money market deposits on the balance sheet at December 31, 2016, $2.1 million at December 31, 2015 and $2.2 million at December 31, 2014. As a result, an increase in the average balance and rate paid on total non-time deposit accounts occurred during the year ended December 31, 2016 with corresponding decreases in time deposits $100,000 and over. None of the Company’s ICS deposits, as of the respective balance sheet dates, represent purchased deposits as all such deposits were matched dollar for dollar with Union's customer deposits which were placed in other participating financial institutions, in order to provide our customers with full FDIC insurance coverage for their deposit balances.

At December 31, 2016, there was $3.0 million in retail brokered deposits issued under master certificates of deposit to a deposit broker. These deposits will mature in $1.0 million increments in each of the next three years. There were no such deposits at December 31, 2015.

Deposits grew $37.3 million, or 6.6%, from $560.4 million at December 31, 2015 to $597.7 million at December 31, 2016. Total average deposits grew $20.3 million, or 3.7%, between years with average nontime deposits growing $35.6 million, or 8.8%, and average time deposits decreasing $15.3 million, or 10.8%, during the same time frame. These changes are the result of the third quarter 2016 shift in municipal deposit funds from time deposits to the ICS money market product, as well as time deposits trending towards short duration or migrating to nontime deposits because of the low interest rate environment and the perceived customer desire to be in a position to redeploy funds should there be a rise in interest rates.

A provision of the Dodd-Frank Act permanently raised FDIC deposit insurance coverage to $250 thousand per depositor per insured depository institution for each account ownership category. At December 31, 2016, the Company had deposit accounts with less than $250 thousand totaling $427.8 million, or 71.6% of its deposits, with FDIC insurance protection. An additional $7.1 million of municipal deposits were over the FDIC insurance coverage limit at December 31, 2016 and were collateralized by Union under applicable state regulations by investment securities or loans.

The following table provides a maturity distribution of the Company’s time deposits in denominations of $100 thousand or more at December 31:

	2016	2015
	(Dollars in thousands)
Three months or less	$5,202	$7,456
Over three months through six months	9,927	54,776
Over six months through twelve months	12,051	12,964
Over twelve months	13,401	13,444
	$40,581	$88,640

In total, the Company’s time deposits in amounts of $100 thousand and over decreased $48.1 million, or 54.2%, between December 31, 2015 and December 31, 2016, and the average total balance decreased from $77.3 million to $62.5 million. This decrease is primarily the result of several municipal customers placing funds that matured from time deposits on June 30, 2016 into a fully insured ICS money market account, with a corresponding change in the 3 to 6 months maturity time frame resulting from this movement in municipal deposit monies.

Borrowings. Advances from the FHLB are another key source of funds to support earning assets. These funds are also used to manage the Bank's interest rate and liquidity risk exposures. The Company's borrowed funds at December 31, 2016 were comprised of borrowings from the FHLB of $30.5 million, at a weighted average rate of 1.42%, and overnight secured customer repurchase agreement sweeps of $1.1 million, at a weighted average rate of 0.23%. At December 31, 2015, borrowed funds were comprised of FHLB advances of $7.9 million, at a weighted average rate of 3.46%, and overnight secured customer repurchase agreement sweeps of $1.6 million, at a weighted average rate of 0.25%. The maximum borrowings outstanding on overnight secured customer repurchase agreement sweeps was $4.4 million and $3.8 million during 2016 and 2015, respectively. During 2016, Union took advantage of low rate borrowings from the FHLB to fund loan demand and purchase investment securities. The increase in option advance borrowings reflects the addition of $25.5 million in long term advances that were partially offset by the maturity of a $2.0 million three year bullet advance and scheduled monthly payments of $307 thousand in 2016. In addition during 2016, the prepayment of $5.6 million in advances resulted in penalties paid of $21 thousand which are included in Other expenses on the Company's consolidated statements of income. There were no such penalties during 2015. The Company had no overnight federal funds purchased on December 31, 2016 or 2015. Average borrowings outstanding for 2016 were $27.6 million, compared to average borrowings outstanding for 2015 of $19.8 million. The weighted average interest rate on the Company's borrowings dropped from 1.71% for 2015 to 1.57% for 2016, reflecting the low rate borrowings advanced during 2016.

Liability for Pension Benefits. On October 5, 2012, the Company closed its defined benefit Pension Plan to new participants and froze the accrual of additional retirement benefits for current participants. The Plan net liability decreased from $1.5 million as of December 31, 2015 to $1.1 million as of December 31, 2016 due to a $750 thousand contribution to the Plan during 2016, partially offset by the negative effects of the decrease in the discount rate from 4.17% in 2015 to 3.99% in 2016 and to a lesser extent, poorer than expected investment performance experienced during 2016. Offsetting the pension liability at December 31, 2016, the Company had deferred tax assets of $1.2 million, and Accumulated other comprehensive loss, net of tax, of $2.3 million. The Accumulated other comprehensive loss has no impact on regulatory capital amounts or ratios or the Company's legal lending limit.
Weighted average assumptions used to determine net periodic pension benefit for the years ended December 31, 2016 and 2015 were a discount rate of 4.17% and 3.83%, respectively, no rate of compensation increase for 2016 or 2015 and an expected long-term rate of return on plan assets of 6.75% for both years. Note 14 to the consolidated financial statements includes further discussion and information on the Company's employee benefits.
There was no minimum required contribution to the Plan under the ERISA guidelines for 2016 or 2015.
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
The 2016 pension benefit obligation discount rate utilized is based on the Plan's expected benefit payment stream utilizing December 2016 benchmark pension liability index yield curve spot rates. The discount rate at December 31, 2016 was 3.99%, down from 4.17% at December 31, 2015 and reflecting the increase in long-term rates between years.
The Company has established and investment policy to assist the Plan's investment advisors in meeting the Plan's objectives, which are to increase the fair value of assets to equal or exceed the present value of the the liabilities, while controlling volatility within asset allocation guidelines, to grow the Plan funding level such that investment risk can be progressively reduced, and to provide sufficient liquidity to meet anticipated cash needs. The expected rate of return on plan assets is 6.75% return balanced by our discount rate of 3.99%. Management estimates that the impact of the Plan for 2017 on the results of operations will approximate a benefit of $202 thousand, as calculated by the actuary as of December 31, 2016, compared to the actual benefit of $170 thousand, $408 thousand, and $436 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The following table details the contractual or notional amount of financial instruments that represented credit risk at December 31, 2016:

	Contract or Notional Amount
	2017	2018	2019	2020	2021	Thereafter	Total
	(Dollars in thousands)
Commitments to originate loans	$31,404	$—	$—	$—	$—	$—	31,404
Unused lines of credit	59,504	9,672	1,959	5,295	114	—	76,544
Standby letters of credit	1,449	131	30	14	—	—	1,624
Credit card arrangement	1,341	—	—	—	—	—	1,341
FHLB MPF credit enhancement obligation, net	610	—	—	—	—	—	610
Commitment to purchase investment in a real estate limited partnership	416	505	9	50	—	—	980
Total	$94,724	$10,308	$1,998	$5,359	$114	$—	$112,503
Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have a fixed expiration date or other termination clause and may require payment of a fee. The unused lines of credit total includes $11.0 million of lines available under the overdraft privilege program and is included in the 2017 funding period. Approximately $11.8 million of the unused lines of credit relate to real estate construction loans that are expected to fund within the next twelve months. The remaining lines primarily relate to revolving lines of credit for other real estate or commercial loans. Since many of the loan commitments are expected to expire without being drawn upon and not all credit lines will be utilized, the total commitment amounts do not necessarily represent future cash requirements. Lines of credit incur seasonal volume fluctuations due to the nature of some customers' businesses, such as tourism and maple syrup products production.

Unused lines of credit decreased $1.0 million, or 1.3%, from $77.5 million at December 31, 2015 to $76.5 million at December 31, 2016. Some of the larger lines have underlying participation agreements in place with other financial institutions in order to permit the Company to support the credit needs of larger dollar borrowers without bearing all the credit risk in the Company's balance sheet. Commitments to originate loans increased $7.2 million, or 29.9%, from $24.2 million at December 31, 2015 to $31.4 million at December 31, 2016.

The Company may, from time-to-time, enter into commitments to purchase, participate or sell loans, securities, certificates of deposit, or other investment instruments which involve market and interest rate risk. At December 31, 2016, the Company had binding loan commitments to sell residential mortgage loans at fixed rates totaling $7.3 million.

The Company sells 1-4 family residential mortgage loans under the MPF loss-sharing program with FHLB, when management believes it is economically advantageous to do so. Under this program the Company shares in the credit risk of each mortgage, while receiving fee income in return. The Company is responsible for a Credit Enhancement Obligation based on the credit quality of these loans. FHLB funds a first loss account based on the Company's outstanding MPF mortgage balances. This creates a laddered approach to sharing in any losses. In the event of default, homeowner's equity and private mortgage insurance, if any, are the first sources of repayment; the FHLB first loss account funds are then utilized, followed by the member's Credit Enhancement Obligation, with the balance the responsibility of FHLB. These loans must meet specific underwriting standards of the FHLB. As of December 31, 2016, the Company had $26.9 million in loans sold through the MPF program with an outstanding balance of $16.0 million and a contract for the potential delivery of an additional $9.2 million of future loan sales. The volume of loans sold to the MPF program and the corresponding Credit Enhancement Obligation are closely monitored by management. As of December 31, 2016, the notional amount of the maximum contingent contractual liability related to this program was $634 thousand, of which $24 thousand was recorded as a reserve through Other liabilities.

Contractual Obligations. The Company and Union have various financial obligations, including contractual obligations that may require future cash payments. The following table presents, as of December 31, 2016, significant fixed and determinable contractual obligations to third parties by payment date:

	Payments Due By Period
	Less than 1 year	2 & 3 years	4 & 5 years	Thereafter	Total
	(Dollars in thousands)
Operating lease commitments	$135	$168	$80	$—	$383
Contractual payments on borrowed funds (1)	11,379	20,052	164	—	31,595
Deposits without stated maturity (1) (2)	494,467	—	—	—	494,467
Certificates of deposit (1) (2) (3)	60,952	34,541	7,700	—	103,193
Deferred compensation payouts (4)	136	191	108	251	686
Total	$567,069	$54,952	$8,052	$251	$630,324
____________________

(1)	The amounts exclude interest payable, as such amounts other than $92 thousand in accrued interest payable at December 31, 2016 are not able to be estimated at this time.

(2)
While Union has a contractual obligation to depositors should they wish to withdraw all or some of the funds on deposit, management believes, based on historical analysis as well as current conditions in the financial markets, that the majority of these deposits will remain on deposit for the foreseeable future.

(3)
The amounts include $3.0 million in retail brokered deposits issued under master certificates of deposit to a deposit broker. These deposits mature in $1.0 million increments in each of the next three years.

(4)	The amounts exclude $280 thousand in benefit payments, where the payment period begins at the individual's retirement which is not determinable at this time.
Union is required (as are all banks) to maintain vault cash or a noninterest bearing reserve balance as established by Federal Reserve regulations. The Bank’s average total required reserve for the 14 day maintenance period including December 31, 2016 was $891 thousand, which was satisfied by vault cash.

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
At December 31, 2016, Union, as a member of FHLB, had access to unused lines of credit of $59.8 million over and above the $30.5 million in outstanding term advances with the purchase of required FHLB Class B common stock and evaluation by the FHLB of the underlying collateral available. This line of credit can be used for either short or long-term liquidity or other needs.
Union also maintains an IDEAL Way Line of Credit with the FHLB. The total line available was $551 thousand at December 31, 2016. There were no borrowings against this line of credit as of such date. Interest on these borrowings is chargeable at a rate determined by the FHLB and payable monthly. Should Union utilize this line of credit, qualified portions of the loan and investment portfolios would collateralize these borrowings.
In addition to its borrowing arrangements with the FHLB, Union maintains two pre-approved Federal Funds lines of credit totaling $12.0 million with two upstream correspondent banks, one-way buy options with CDARS and ICS as well as access to the FRB discount window, which would require pledging of qualified assets. Core deposits are our lowest cost funding source, but these deposits may not be sufficient to cover the on balance sheet liquidity needs which makes using these other sources necessary. In an attempt to control the cost of these other sources, an agreement was entered into with Promontory Interfinancial Network that locks in the cost of funds on purchased ICS deposits at 10 basis points over the federal funds rate for a period of one year. At December 31, 2016, there were no purchased ICS deposits under this agreement, no purchased CDARS deposits, and no outstanding advances on the federal funds lines or at the discount window .
Union's investment and residential loan portfolios provide a significant amount of contingent liquidity that could be accessed in a reasonable time period through sales of assets from those portfolios. We also have additional contingent liquidity sources with access to the brokered deposit market and the FRB discount window. These sources are considered as liquidity alternatives in our contingent liquidity plan. Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. However, any projections of future cash needs and flows are subject to substantial uncertainty, including factors outside the Company's control.

Capital Resources. Capital management is designed to maintain an optimum level of capital in a cost-effective structure that meets target regulatory ratios, supports management’s internal assessment of economic capital, funds the Company’s business strategies and builds long-term stockholder value. Dividends are generally in line with long-term trends in earnings per share and conservative earnings projections, while sufficient profits are retained to support anticipated business growth, fund strategic investments, maintain required regulatory capital levels and provide continued support for deposits. The Company and Union continue to satisfy all capital adequacy requirements to which they are subject and Union is considered well capitalized under the Prompt Corrective Action framework. The Company continues to evaluate growth opportunities both through internal growth or potential acquisitions. The dividend payouts and treasury stock purchases during the last few years reflect the Board’s desire to utilize our capital for the benefit of the stockholders.
Stockholders’ equity increased from $53.6 million at December 31, 2015 to $56.3 million at December 31, 2016, reflecting net income of $8.5 million for 2016, an increase of $66 thousand from stock based compensation, a $10 thousand increase due to the issuance of common stock under the DRIP and a $56 thousand increase due to the issuance of 2,500 shares of common stock resulting from the exercise of incentive stock options. These increases were partially offset by cash dividends paid of $4.9 million, a decrease in accumulated OCI of $340 thousand attributable to the unfunded pension liability, a decrease of $1.3 million in accumulated OCI attributable to investment securities AFS, and stock repurchases of $6 thousand.
The Company has 7,500,000 shares of $2.00 par value common stock authorized. As of December 31, 2016, the Company had 4,936,652 shares issued, of which 4,462,135 were outstanding and 474,517 were held in treasury. Effective May 21, 2014 upon approval by the stockholders, the Company adopted the 2014 Equity Plan which replaced the 2008 ISO Plan. As of December 31, 2016, there were outstanding employee incentive stock options with respect to 4,000 shares granted under the 2008 ISO Plan, all of which were exercisable and outstanding employee incentive stock options with respect to 4,500 shares granted under the 2014 Equity Plan, all of which were exercisable. Also, as of December 31, 2016, there were outstanding restricted stock units with respect to 6,654 shares granted in 2015 as to which vesting requirements had not yet been met.
In January 2017, the Company's Board reauthorized the limited stock repurchase plan that was established in May of 2010. The limited stock repurchase plan allows the repurchase of up to a fixed number of shares of the Company's common stock each calendar quarter in open market purchases or privately negotiated transactions, as management may deem advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase program expired on December 31, 2016, and was reauthorized in January 2017 for another year, with 3,000 shares authorized for repurchase per quarter. Since inception, as of December 31, 2016, the Company had repurchased 13,754 shares under this program, for a total cost of $291 thousand.
During the first quarter of 2016, the Company adopted the DRIP whereby registered stockholders may elect to reinvest cash dividends and optional cash contributions to purchase additional shares of the Company's common stock. The Company has reserved 200,000 shares of its common stock for issuance and sale under the DRIP. As of December 31, 2016, 315 shares of stock had been issued from treasury stock under the DRIP.
The Company's total capital to risk weighted assets decreased slightly to 13.1% at December 31, 2016 from 13.4% at December 31, 2015. Tier I capital to risk weighted assets decreased slightly to 11.9% at December 31, 2016 from 12.2% at December 31, 2015 and Tier I capital to average assets decreased to 8.2% at December 31, 2016 from 8.5% at December 31, 2015. Union is categorized as well capitalized under the Prompt Corrective Action regulatory framework and the Company is well over the minimum capital adequacy requirements. The December 31, 2016 capital adequacy was determined based on the BASEL III requirements, which took effect on January 1, 2015, and the Company's evaluation indicates it would satisfy all capital adequacy requirements as fully phased in. See Note 21 for additional discussion of BASEL III. The Company remains focused on long-term growth and above-average shareholder return. It has become more important than ever in today's economic environment for banks to ensure and plan ahead to maintain strong capital reserves.

Regulatory Matters. The Company and Union are subject to periodic examinations by the various regulatory agencies. These examinations include, but are not limited to, procedures designed to review lending practices, risk management, credit quality, liquidity, compliance and capital adequacy. In February of 2017 the FDIC began its regular periodic compliance examination of Union. In January of 2016 the FRB performed its regular, periodic examination of the Company. During 2015, the Vermont Department of Financial Regulation performed a regular safety and soundness examination of Union. During 2014, the FDIC performed its regular, periodic regulatory examination of Union. No comments were received that would have a material adverse effect on the Company’s or Union’s liquidity, financial position, capital resources, or results of operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Interest Rate Risk. Market risk is the potential of loss in a financial instrument arising from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company did not have any trading securities during 2016 and 2015. The Company’s market risk arises primarily from interest rate risk inherent in its lending, investing, deposit taking and borrowing activities. Management of interest rate risk is an important component of our asset and liability management process, which is governed by established policies that are reviewed and approved annually. Our investment policy details the types of securities that may be purchased, and establishes portfolio limits and maturity limits for the various sectors. Our investment policy also establishes specific investment quality limits. The ALCO develops guidelines and strategies impacting our asset and liability management-related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. Members of the ALCO also manage the investment portfolio to maximize net interest income while mitigating market and interest rate risk.
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
An outside consultant is utilized to perform rate shocks of our balance sheet to assess our risk to earnings in different interest rate environments, and to perform a variety of other analyses. The consultant’s most recent analysis was as of December 31, 2016. The base simulation assumed no changes in rates, as well as 200 and 300 basis point rising interest rate scenarios which assume a parallel shift of the yield curve over a one-year period, and no growth assumptions. A summary of the results is as follows:

•
Current/Flat Rates: If rates remain at current levels net interest income is projected to trend downward for the entire simulation period as decreasing asset yields outpace any reductions to funding costs.

•
Rising Rates: If rates rise in a parallel fashion, net interest income is expected to trend close to the base case scenario over the near term as higher funding costs outweigh near term improvements to asset yields. Subsequently, net interest income trends upward for the remainder of the simulation period as the benefit to the adjustable rate loan portfolio more than outweighs the funding cost increases, which are assumed to lag market rate movements.

The net interest income simulation as of December 31, 2016 showed that the change in net interest income for the next 12 months from our expected or “most likely” forecast was as follows:

Rate Change	Percent Change in Net Interest Income Limit	Percent Change in Net Interest Income
Up 300 basis points	(21.00)%	4.80%
Up 200 basis points	(14.00)%	3.20%
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
The following table shows the Company's rate sensitivity analysis as of December 31, 2016:

	Cumulative repriced within
	3 Months or Less	4 to 12 Months	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
Interest sensitive assets:	(Dollars in thousands, by repricing date)
Overnight deposits	$35,003	$—	$—	$—	$—	$35,003
Interest bearing deposits in banks	1,743	1,894	5,029	498	340	9,504
Investment securities (1)(3)	8,542	6,014	8,862	12,703	30,031	66,152
Nonmarketable securities	—	—	—	—	2,354	2,354
Loans and loans held for sale (2)(3)	165,289	110,003	127,792	79,994	58,664	541,742
Total interest sensitive assets	$210,577	$117,911	$141,683	$93,195	$91,389	$654,755
Interest sensitive liabilities:
Time deposits	$14,436	$46,848	$34,209	$7,700	$—	$103,193
Money markets	141,678	—	—	—	1,442	143,120
Regular savings	—	—	—	—	95,926	95,926
Interest bearing checking	36,359	—	—	—	106,678	143,037
Borrowed funds	1,840	12,269	17,322	164	—	31,595
Total interest sensitive liabilities	$194,313	$59,117	$51,531	$7,864	$204,046	$516,871
Net interest rate sensitivity gap	$16,264	$58,794	$90,152	$85,331	$(112,657)	$137,884
Cumulative net interest rate sensitivity gap	$16,264	$75,058	$165,210	$250,541	$137,884
Cumulative net interest rate sensitivity gap as a percentage of total assets	2.4%	10.9%	23.9%	36.2%	19.9%
Cumulative net interest rate sensitivity gap as a percentage of total interest sensitive assets	2.5%	11.5%	25.2%	38.3%	21.1%
Cumulative net interest rate sensitivity gap as a percentage of total interest sensitive liabilities	3.1%	14.5%	32.0%	48.5%	26.7%
____________________

(1)	Investment securities exclude mutual funds with a fair value of $403 thousand at December 31, 2016 that may be sold by the Company at any time.

(2)	Balances shown include deferred unamortized loan costs of $649 thousand.

(3)	Reflects estimated repayment assumptions considered in Asset/Liability model.

Impact of Inflation and Changing Prices. The Company's consolidated financial statements have been prepared in accordance with GAAP, which allows for the measurement of financial position and results of operations in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Banks have asset and liability structures that are essentially monetary in nature, and their general and administrative costs constitute relatively small percentages of total expenses. Thus, increases in the general price levels for goods and services have a relatively minor effect on the Company's total expenses but could have an impact on our loan customers' financial condition. Interest rates have a more significant impact on the Company's financial performance than the effect of general inflation. Prior to December of 2015, the Federal Reserve maintained a target federal funds rate of 0.00% to 0.25% while the U.S. prime rate, which is the base rate that banks use in pricing short-term maturity commercial loans to their best, or most creditworthy, customers remained at 3.25%. The target federal funds rate has increased twice since December 2015, which has resulted in an increase in the U.S prime rate to 3.75% as of December 31, 2016. These increases in rates have had a positive impact on the Company's net interest income for the years ended December 31, 2016. The FRB has not stated rates would increase in 2017 but comments suggest level increases throughout 2017 could occur. These market rates are out of the Company's control but have a dramatic impact on net interest income. For further details on the impact rising rates could have on the Company's net interest income see Market Risk and Interest Rate Risk above.
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

Item 8. Financial Statements and Supplementary Data
UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2016 and 2015

	2016	2015
Assets	(Dollars in thousands)
Cash and due from banks	$4,272	$4,217
Federal funds sold and overnight deposits	35,003	13,744
Cash and cash equivalents	39,275	17,961
Interest bearing deposits in banks	9,504	12,753
Investment securities available-for-sale	65,556	54,110
Investment securities held-to-maturity (fair value $999 thousand and $5.1 million at December 31, 2016 and December 31, 2015, respectively)	999	5,217
Loans held for sale	7,803	5,635
Loans	533,290	500,506
Allowance for loan losses	(5,247)	(5,201)
Net deferred loan costs	649	515
Net loans	528,692	495,820
Accrued interest receivable	2,259	1,832
Premises and equipment, net	13,525	13,055
Core deposit intangible	754	925
Goodwill	2,223	2,223
Investment in real estate limited partnerships	2,783	2,373
Company-owned life insurance	8,617	8,800
Other assets	9,391	8,175
Total assets	$691,381	$628,879
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$112,384	$99,826
Interest bearing	382,083	310,203
Time	103,193	150,379
Total deposits	597,660	560,408
Borrowed funds	31,595	9,564
Accrued interest and other liabilities	5,847	5,339
Total liabilities	635,102	575,311
Commitments and Contingencies (Notes 8, 14, 15, 17, 18 and 21)
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,936,652 shares issued at December 31, 2016 and 4,931,796 shares issued at December 31, 2015	9,874	9,864
Additional-paid-in capital	620	501
Retained earnings	53,086	49,524
Treasury stock at cost; 474,517 shares at December 31, 2016 and 474,619 shares at December 31, 2015	(4,022)	(4,019)
Accumulated other comprehensive loss	(3,279)	(2,302)
Total stockholders' equity	56,279	53,568
Total liabilities and stockholders' equity	$691,381	$628,879
See accompanying notes to consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Interest and dividend income	(Dollars in thousands, except per share data)
Interest and fees on loans	$25,056	$23,531	$23,416
Interest on debt securities:
Taxable	885	950	817
Tax exempt	589	436	367
Dividends	95	43	68
Interest on federal funds sold and overnight deposits	51	15	24
Interest on interest bearing deposits in banks	160	169	160
Total interest and dividend income	26,836	25,144	24,852
Interest expense
Interest on deposits	1,622	1,682	1,746
Interest on short-term borrowed funds	8	9	5
Interest on long-term borrowed funds	431	334	404
Total interest expense	2,061	2,025	2,155
Net interest income	24,775	23,119	22,697
Provision for loan losses	150	550	345
Net interest income after provision for loan losses	24,625	22,569	22,352
Noninterest income
Trust income	737	719	726
Service fees	5,871	5,568	5,354
Net gains on sales of investment securities available-for-sale	71	53	315
Net gains on sales of loans held for sale	2,898	2,871	2,097
Other income	563	581	417
Total noninterest income	10,140	9,792	8,909
Noninterest expenses
Salaries and wages	10,203	9,517	8,916
Pension and other employee benefits	3,525	2,977	2,725
Occupancy expense, net	1,263	1,279	1,199
Equipment expense	2,115	1,875	1,674
Other expenses	7,115	6,656	7,080
Total noninterest expenses	24,221	22,304	21,594
Income before provision for income taxes	10,544	10,057	9,667
Provision for income taxes	2,033	2,179	1,973
Net income	$8,511	$7,878	$7,694

Earnings per common share	$1.91	$1.77	$1.73
Dividends per common share	$1.11	$1.08	$1.04

See accompanying notes to consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	(Dollars in thousands)
Net income	$8,511	$7,878	$7,694
Other comprehensive loss, net of tax:
Investment securities available-for-sale:
Net unrealized holding (losses) gains arising during the year on investment securities available-for-sale	(590)	(184)	913
Reclassification adjustments for net gains on investment securities available-for-sale realized in net income	(47)	(35)	(208)
Total	(637)	(219)	705
Defined benefit pension plan:
Net actuarial loss arising during the year	(449)	(740)	(2,162)
Reclassification adjustment for amortization of net actuarial loss realized in net income	109	37	—
Total	(340)	(703)	(2,162)
Total other comprehensive loss	(977)	(922)	(1,457)
Total comprehensive income	$7,534	$6,956	$6,237

See accompanying notes to consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2016, 2015 and 2014

	Common Stock
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances, December 31, 2013	4,458,359	$9,855	$363	$43,405	$(3,880)	$77	$49,820
Net income	—	—	—	7,694	—	—	7,694
Other comprehensive loss	—	—	—	—	—	(1,457)	(1,457)
Cash dividends declared ($1.04 per share)	—	—	—	(4,637)	—	—	(4,637)
Stock based compensation expense	—	—	20	—	—	—	20
Exercise of stock options	2,010	4	35	—	—	—	39
Purchase of treasury stock	(1,939)	—	—	—	(45)	—	(45)
Balances, December 31, 2014	4,458,430	9,859	418	46,462	(3,925)	(1,380)	51,434
Net income	—	—	—	7,878	—	—	7,878
Other comprehensive loss	—	—	—	—	—	(922)	(922)
Cash dividends declared ($1.08 per share)	—	—	—	(4,816)	—	—	(4,816)
Stock based compensation expense	—	—	35	—	—	—	35
Exercise of stock options	2,500	5	48	—	—	—	53
Purchase of treasury stock	(3,753)	—	—	—	(94)	—	(94)
Balances, December 31, 2015	4,457,177	9,864	501	49,524	(4,019)	(2,302)	53,568
Net income	—	—	—	8,511	—	—	8,511
Other comprehensive loss	—	—	—	—	—	(977)	(977)
Dividend reinvestment plan	315	—	7	—	3	—	10
Cash dividends declared ($1.11 per share)	—	—	—	(4,949)	—	—	(4,949)
Stock based compensation expense	2,356	5	61	—	—	—	66
Exercise of stock options	2,500	5	51	—	—	—	56
Purchase of treasury stock	(213)	—	—	—	(6)	—	(6)
Balances, December 31, 2016	4,462,135	$9,874	$620	$53,086	$(4,022)	$(3,279)	$56,279

See accompanying notes to consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Cash Flows From Operating Activities	(Dollars in thousands)
Net income	$8,511	$7,878	$7,694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,255	1,080	976
Provision for loan losses	150	550	345
Deferred income tax provision (benefit)	566	341	(37)
Net amortization of investment securities	384	214	105
Equity in losses of limited partnerships	565	484	800
Stock based compensation expense	66	35	20
Net increase in unamortized loan costs	(134)	(160)	(185)
Proceeds from sales of loans held for sale	138,443	134,578	96,989
Origination of loans held for sale	(137,713)	(126,599)	(101,795)
Net gains on sales of loans held for sale	(2,898)	(2,871)	(2,097)
Net loss on disposals of premises and equipment	13	7	19
Net gains on sales of investment securities available-for-sale	(71)	(53)	(315)
Write-downs of impaired assets	—	42	23
Net gains on sales of other real estate owned	—	(29)	(134)
(Increase) decrease in accrued interest receivable	(427)	22	(191)
Amortization of core deposit intangible	171	171	171
(Increase) decrease in other assets	(1,202)	(1,387)	1,849
Contribution to defined benefit pension plan	(750)	—	—
Increase (decrease) in other liabilities	715	(1,173)	(2,033)
Net cash provided by operating activities	7,644	13,130	2,204
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	4,244	3,579	10,423
Purchases	(996)	(4,080)	(5,062)
Investment securities held-to-maturity
Proceeds from maturities, calls and paydowns	4,220	2,000	6,000
Purchases	—	—	(2,000)
Investment securities available-for-sale
Proceeds from sales	6,620	11,540	7,420
Proceeds from maturities, calls and paydowns	9,754	7,020	4,307
Purchases	(29,098)	(27,416)	(21,921)
Purchase of nonmarketable stock	(1,143)	(269)	—
Redemption of nonmarketable stock	722	389	—
Net increase in loans	(32,947)	(20,713)	(19,369)
Recoveries of loans charged off	59	83	42
Purchases of premises and equipment	(1,938)	(2,289)	(2,170)
Investments in limited partnerships	(948)	(32)	(354)
Purchase of Company-owned life insurance	—	(5,000)	—
Proceeds of Company-owned life insurance death benefit	527	—	—
Proceeds from sales of other real estate owned	—	342	536
Proceeds from sales of premises and equipment	200	—	—
Net cash used in investing activities	(40,724)	(34,846)	(22,148)

Cash Flows From Financing Activities
Advances on long-term borrowings	25,451	—	—
Repayment of long-term debt	(2,898)	(294)	(3,589)
Net (decrease) increase in short-term borrowings outstanding	(522)	(5,260)	5,491
Net increase in noninterest bearing deposits	12,558	9,441	3,138
Net increase in interest bearing deposits	71,880	7,481	33,108
Net decrease in time deposits	(47,186)	(8,578)	(2,536)
Issuance of common stock	56	53	39
Purchase of treasury stock	(6)	(94)	(45)
Dividends paid	(4,939)	(4,816)	(4,637)
Net cash provided by (used in) financing activities	54,394	(2,067)	30,969
Net increase (decrease) in cash and cash equivalents	21,314	(23,783)	11,025
Cash and cash equivalents
Beginning of year	17,961	41,744	30,719
End of year	$39,275	$17,961	$41,744
Supplemental Disclosures of Cash Flow Information
Interest paid	$2,239	$2,060	$2,146
Income taxes paid	$1,505	$2,040	$1,945
Supplemental Schedule of Noncash Investing and Financing Activities
Other real estate acquired in settlement of loans	$—	$59	$464
Loans originated to finance the sale of other real estate owned	$—	$—	$300
Investment in limited partnerships acquired by capital contributions payable	$27	$—	$151
Dividends paid on Common Stock:
Dividends declared	$4,949	$4,816	$4,637
Dividends reinvested	(10)	—	—
	$4,939	$4,816	$4,637

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
Certain amounts in the 2015 and 2014 consolidated financial statements have been reclassified to conform to the current year presentation.

The acronyms, abbreviations and capitalized terms identified below are used throughout this Form 10-K, including Part I, Part II and III. The following is provided to aid the reader and provide a reference page when reviewing this Form 10-K:

AFS:	Available-for-sale	HUD:	U.S. Department of Housing and Urban Development
ALCO:	Asset Liability Management Committee	ICS:	Insured Cash Sweeps of the Promontory Interfinancial Network
ALL:	Allowance for loan losses	IRS:	Internal Revenue Service
ASC:	Accounting Standards Codification	MBS:	Mortgage-backed security
ASU:	Accounting Standards Update	MPF:	Mortgage Partnership Finance Program
BHCA:	Bank Holding Company Act of 1956	MSRs:	Mortgage Servicing rights
Board:	Board of Directors	NASDAQ:	NASDAQ Global Security Market
bp or bps:	Basis point(s)	OAO:	Other assets owned
Branch Acquisition:	The acquisition of three New Hampshire branches in May 2011	OCI:	Other comprehensive income (loss)
CDARS:	Certificate of Deposit Accounts Registry Service of the Promontory Interfinancial Network	OFAC:	U.S. Office of Foreign Assets Control
CFPB:	Consumer Financial Protection Bureau	OREO:	Other real estate owned
COLI:	Company-Owned Life Insurance	OTTI:	Other-than-temporary impairment
Company:	Union Bankshares, Inc. and Subsidiary	OTT:	Other-than-temporary
DFR:	Vermont Department of Financial Regulation	Plan:	The Union Bank Pension Plan
Dodd-Frank Act:	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	RD:	USDA Rural Development
DRIP:	Dividend Reinvestment and Stock Purchase Plan	SBA:	U.S. Small Business Administration
FASB:	Financial Accounting Standards Board	SEC:	U.S. Securities and Exchange Commission
FDIC:	Federal Deposit Insurance Corporation	SOX Act:	Sarbanes Oxley Act of 2002
FDICIA:	The Federal Deposit Insurance Corporation Improvement Act of 1991	TDR:	Troubled-debt restructuring
FHA:	U.S. Federal Housing Administration	Union:	Union Bank, the sole subsidiary of Union Bankshares, Inc
FHLB:	Federal Home Loan Bank of Boston	USDA:	U.S. Department of Agriculture
FRB:	Federal Reserve Board	VA:	U.S. Veterans Administration
Fannie Mae:	Federal National Mortgage Association	2006 Plan:	Executive Nonqualified Excess Plan
FHLMC/Freddie Mac:	Federal Home Loan Mortgage Corporation	2008 Plan:	2008 Amended and Restated Nonqualified Deferred Compensation Plan
GAAP:	Generally accepted accounting principles in the United States	2008 ISO Plan:	2008 Incentive Stock Option Plan of the Company
GLBA:	Gramm-Leach-Bliley Financial Modernization Act of 1999	2014 Equity Plan:	2014 Equity Incentive Plan
HTM:	Held-to-maturity

Nature of operations

The Company provides a variety of financial services to individuals, municipalities, commercial businesses and nonprofit customers through its branches, ATMs, telebanking, mobile and internet banking systems in northern Vermont and New Hampshire. This market area encompasses primarily retail consumers, small businesses, municipalities, agricultural producers and the tourism industry. The Company's primary deposit products are checking accounts, savings accounts, money market accounts, certificates of deposit and individual retirement accounts and its primary lending products are commercial, real estate, municipal and consumer loans. The Company also offers fiduciary and asset management services through its Asset Management Group, an unincorporated division of Union.

Concentration of risk

The Company's operations are affected by various risk factors, including liquidity risk, interest rate risk, credit risk, fraud risk and risk from geographic concentration of its deposit taking and lending activities. Management attempts to manage interest rate risk through various asset/liability management techniques designed to match maturities/repricing of assets and liabilities. Loan policies and administration are designed to provide assurance that loans will only be granted to creditworthy borrowers, although credit losses are expected to occur because of subjective factors and factors beyond the control of the Company. Although national economic conditions have been volatile during the last few years, local economic conditions have been somewhat more stable. The Company has a diversified loan portfolio with a substantial portion of the Company's loans secured by real estate and/or partially guaranteed by a U.S. Government agency. Most of its lending activities are conducted within the northern Vermont and New Hampshire market areas where its banking offices are located. As a result, the Company and its borrowers may be especially vulnerable to the consequences of changes in the local economy and real estate market conditions. Notes 5 and 6 discuss the types of lending in which the Company engages.

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

•
Level 2 - Quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

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

Investment securities

Investment securities purchased and held primarily for resale in the near future are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings. The Company does not generally hold any securities classified as trading. Debt securities the Company has the positive intent and ability to hold to maturity are classified as HTM and reported at amortized cost. Debt and equity securities not classified as either HTM or trading are classified as AFS. Investments classified as AFS are reported at fair value.
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
An unrealized loss on a debt security is generally deemed to be OTT and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security. The credit loss component of an OTTI write-down is recorded, net of tax effect, through net income as a component of net OTTI losses in the consolidated statement of income, while the remaining portion of the impairment loss is recognized in OCI, provided the Company does not intend to sell the underlying debt security and it is "more likely than not" that the Company will not have to sell the debt security prior to recovery. Declines in the fair values of individual equity securities that are deemed by management to be OTT are reflected in noninterest income when identified.

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

Other real estate owned

Real estate properties acquired through or in lieu of loan foreclosure are to be sold and are initially recorded based on an independent appraisal or a broker price opinion at the estimated fair value less estimated selling costs at the date of acquisition, establishing a new carrying basis. Thereafter, valuations are periodically performed by management, and the real estate is carried in Other assets at the lower of carrying amount or fair value, less estimated cost to sell. Costs of significant property improvements are capitalized, if deemed recoverable, whereas revenue and expenses from operations and changes in valuation are charged to Other expenses on the Company's consolidated statements of income. There were no properties in OREO at December 31, 2016 or at December 31, 2015.

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

Federal Home Loan Bank stock

As a member of the FHLB, Union is required to invest in Class B common stock of the FHLB. The Class B common stock has a five year notice requirement for redemption and there is no guarantee of future redemption. Also, there is the possibility of future capital calls by the FHLB on member banks to ensure compliance with its capital plan. FHLB stock is reported in Other assets at its par value of $2.3 million at December 31, 2016 and $1.9 million at December 31, 2015. The stock is nonmarketable, and is redeemable by the FHLB at par value.

Company-owned life insurance

COLI represents life insurance on the lives of certain current or former directors or employees who have provided positive consent allowing the Company to be the beneficiary of such policies. The Company utilizes COLI as tax-efficient funding for certain benefit obligations to its employees and directors, including obligations under one of the Company's nonqualified deferred compensation plans. (See Note 14.) The Company is the primary beneficiary of the insurance policies. Increases in the cash value of the policies, as well as any gain on insurance proceeds received, are recorded in Other income, and are not currently subject to income taxes. COLI is recorded at the cash value of the policies, less any applicable cash surrender charges (of which there are currently none). The Company reviews the financial strength of the insurance carriers prior to the purchase of COLI to ensure minimum credit ratings of at least investment grade. The financial strength of the carriers is reviewed annually and COLI with any individual carrier is limited by Company policy to 10% of capital plus reserves.

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

Investment in real estate limited partnerships

The Company has purchased various limited partnership interests in affordable housing partnerships. These partnerships were established to acquire, own and rent residential housing for elderly, low or moderate income residents in northern Vermont or in New Hampshire. Under current accounting rules, the investments are accounted for under a method approximating the equity method of accounting. These equity investments are recorded at cost and adjusted for the Company's proportionate share of the partnerships' undistributed earnings or losses through the consolidated statements of income.

Defined benefit pension plan

Union sponsors a noncontributory defined benefit pension plan covering all eligible employees employed prior to October 5, 2012. On that date, the Company closed The Plan to new participants and froze the accrual of retirement benefits for current participants. It is Union's current intent to continue to maintain the frozen Plan and related Trust account and to distribute benefits to participants at such a time and in such manner as provided under the terms of the Plan. The Company will continue to recognize the pension benefit and cash funding obligations for the remaining life of the associated liability for the frozen benefits under the Plan. The Plan provides defined benefits based on years of service and final average salary prior to October 5, 2012. The costs of this Plan, based on actuarial computations of current benefits for employees, are credited to Pension and other employee benefits.

Advertising costs

The Company expenses advertising costs as incurred and they are included in Other expenses in the Company's consolidated statement of income.

Earnings per common share

Earnings per common share for the period are computed based on the weighted average number of shares of common stock issued during the period, including DRIP shares issuable upon reinvestment of dividends, retroactively adjusted for stock splits and stock dividends, if any, and reduced for shares held in treasury.

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

Comprehensive income (loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income or loss. Certain changes in assets and liabilities, such as the after tax effect of unrealized gains and losses on investment securities AFS that are not OTTI and the unfunded liability for the defined benefit pension plan, are not reflected in the consolidated statement of income. The cumulative effect of such items, net of tax effect, is reported as a separate component of the equity section of the consolidated balance sheet (Accumulated OCI) (See Note 23). OCI, along with net income, comprises the Company's total comprehensive income or loss.

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

Recent accounting pronouncements

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities. The ASU was issued to enhance the reporting model for financial instruments to provide users of financial statements with more useful information for decisions. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for only one of the six amendments, otherwise it is not permitted. The Company will adopt the ASU effective January 1, 2018 and does not believe it will have a material effect on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU was issued to increase transparency and comparability among organizations by recognizing lease assets and liabilities (including operating leases) on the balance sheet and disclosing key information about leasing arrangements. Previous lease accounting did not require the inclusion of operating leases in the balance sheet. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company does not expect the ASU will have a material effect on its consolidated financial statements based on its existing lease agreements. The Company continues to evaluate the impact of adoption of this standard.
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU simplifies several aspects of the accounting for share-based payment award transactions, including: (1) income tax consequences; (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. The ASU is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. The Company will adopt the ASU effective January 1, 2017 and does not believe it will have a material effect on its consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, which will replace the existing incurred loss model for recognizing credit losses, banks and other lending institutions will be required to recognize the full amount of expected credit losses. The new guidance, which is referred to as the current expected credit loss model ("CECL"), requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses. A modified version of these requirements also applies to debt securities classified as available for sale. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within such years. The Company has established a CECL implementation team and developed a transition project plan. Team members have been assigned specific tasks to begin the implementation process and evaluation of the potential impact of the ASU on the Company's consolidated financial statements.

Note 2.  Restrictions on Cash and Cash Equivalents

The nature of the Company's business requires that it maintain amounts due from correspondent banks which, at times, may exceed federally insured limits. The balances in these accounts at December 31, were as follows:

	2016	2015
	(Dollars in thousands)
Noninterest bearing accounts	$289	$315
Federal Reserve Bank of Boston	34,777	13,530
FHLB of Boston	572	253
No losses have been experienced in these accounts and the Company believes it is not exposed to any significant risk with respect to the accounts.

The Company had no requirement to maintain contracted clearing balances at December 31, 2016 or 2015. Balances at the Federal Reserve Bank of Boston and a portion of the funds at the FHLB are classified as overnight deposits as they earn interest. The Company is required to maintain vault cash or noninterest bearing reserve balances with Federal Reserve Bank of Boston. Total reserve balances required at December 31, 2016 and 2015 were $891 thousand and $726 thousand, respectively, which were both satisfied by vault cash.

Note 3.  Interest Bearing Deposits in Banks

Interest bearing deposits in banks consist of certificates of deposit purchased from various financial institutions. Deposits at each institution are generally maintained at or below the FDIC insurable limit of $250 thousand. Certificates are held with rates ranging from 0.55% to 2.55% and mature at various dates through 2028, with $3.1 million scheduled to mature in 2017.

Note 4. Investment Securities
Investment securities as of the balance sheet dates consisted of the following:

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$10,221	$15	$(196)	$10,040
Agency MBS	18,283	27	(269)	18,041
State and political subdivisions	27,909	113	(650)	27,372
Corporate	9,745	84	(129)	9,700
Total debt securities	66,158	239	(1,244)	65,153
Mutual funds	403	—	—	403
Total	$66,561	$239	$(1,244)	$65,556
Held-to-maturity
U.S. Government-sponsored enterprises	$999	$—	$—	$999

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$10,805	$30	$(143)	$10,692
Agency MBS	11,083	39	(64)	11,058
State and political subdivisions	19,653	404	(25)	20,032
Corporate	12,266	76	(359)	11,983
Total debt securities	53,807	549	(591)	53,765
Mutual funds	345	—	—	345
Total	$54,152	$549	$(591)	$54,110
Held-to-maturity
U.S. Government-sponsored enterprises	$5,217	$—	$(101)	$5,116

Investment securities with a carrying amount of $8.4 million and $25.7 million at December 31, 2016 and 2015, respectively, were pledged as collateral for public deposits, customer repurchase agreements and for other purposes as required or permitted by law.

Information pertaining to all investment securities with gross unrealized losses as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

December 31, 2016	Less Than 12 Months			12 Months and Over			Total
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
		(Dollars in thousands)
Debt securities:
U.S. Government- sponsored enterprises	13	$8,351	$(180)	3	$1,172	$(16)	16	$9,523	$(196)
Agency MBS	22	15,141	(261)	1	344	(8)	23	15,485	(269)
State and political subdivisions	40	16,481	(650)	—	—	—	40	16,481	(650)
Corporate	8	3,973	(56)	4	1,627	(73)	12	5,600	(129)
Total	83	$43,946	$(1,147)	8	$3,143	$(97)	91	$47,089	$(1,244)

December 31, 2015	Less Than 12 Months			12 Months and Over			Total
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
		(Dollars in thousands)
Debt securities:
U.S. Government- sponsored enterprises	12	$9,081	$(157)	5	$3,607	$(87)	17	$12,688	$(244)
Agency MBS	12	7,459	(58)	1	259	(6)	13	7,718	(64)
State and political subdivisions	4	1,512	(14)	2	785	(11)	6	2,297	(25)
Corporate	12	5,750	(277)	4	1,632	(82)	16	7,382	(359)
Total	40	$23,802	$(506)	12	$6,283	$(186)	52	$30,085	$(692)
The Company has the ability to hold the investment securities that had unrealized losses at December 31, 2016 for the foreseeable future and no declines were deemed by management to be OTT.

The following table presents the proceeds, gross gains and gross losses from sales of available-for-sale securities:

	For The Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Proceeds	$6,620	$11,540	$7,420
Gross gains	131	66	393
Gross losses	(60)	(13)	(78)
Net gains	$71	$53	$315

The amortized cost and estimated fair value of debt securities by contractual scheduled maturity as of December 31, 2016, were as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Available-for-sale
Due in one year or less	$627	$631
Due from one to five years	5,834	5,882
Due from five to ten years	24,063	23,768
Due after ten years	17,351	16,831
	47,875	47,112
Agency MBS	18,283	18,041
Total debt securities available-for-sale	$66,158	$65,153
Held-to-maturity
Due from one to five years	$999	$999
Total debt securities held-to-maturity	$999	$999
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

Note 5.  Loans Held for Sale and Loan Servicing

At December 31, 2016 and 2015, Loans held for sale consisted of conventional residential mortgages originated for subsequent sale. At December 31, 2016 and 2015, the estimated fair value of these loans was in excess of their carrying value, and therefore no valuation reserve was necessary for loans held for sale.

Commercial and residential mortgage loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balance of commercial and residential mortgage loans serviced for others was $452.0 million and $422.3 million at December 31, 2016 and 2015, respectively.

Loans sold consisted of the following during the years ended December 31:

	2016		2015		2014
	Loans Sold	Net Gains on Sale	Loans Sold	Net Gains on Sale	Loans Sold	Net Gains on Sale
	(Dollars in thousands)
Residential loans	$135,294	$2,880	$131,706	$2,871	$94,892	$2,097
Commercial loans	251	18	—	—	—	—
Total	$135,545	$2,898	$131,706	$2,871	$94,892	$2,097
There were no obligations to repurchase loans for any amount at December 31, 2016, but there were contractual risk sharing commitments on certain sold loans totaling $634 thousand as of such date.

The Company generally retains the servicing rights on loans sold. At December 31, 2016 and 2015, the unamortized balance of servicing rights on loans sold with servicing retained was $1.6 million and $1.5 million, respectively, included in Other assets. The estimated fair value of these servicing rights was in excess of their carrying value at December 31, 2016 and 2015, and therefore no impairment reserve was necessary. The net capitalization and amortization of MSRs is included in Other income.
The following table presents the capitalization and amortization of loan servicing rights:

	For The Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Capitalization of servicing rights	$823	$839	$571
Amortization of servicing rights	720	670	528
Net capitalization of servicing rights	$103	$169	$43

Note 6.  Loans
The composition of Net loans at December 31, was as follows:

	2016	2015
	(Dollars in thousands)
Residential real estate	$172,727	$165,396
Construction real estate	34,189	42,889
Commercial real estate	249,063	230,442
Commercial	41,999	21,397
Consumer	3,962	3,963
Municipal	31,350	36,419
Gross loans	533,290	500,506
Allowance for loan losses	(5,247)	(5,201)
Net deferred loan costs	649	515
Net loans	$528,692	$495,820

The loans purchased in the 2011 Branch Acquisition were initially recorded at $32.9 million, the estimated fair value at the time of purchase, which contained an accretable loan premium component of $545 thousand and a nonaccretable credit risk component of $318 thousand. The accretable component was amortizable as an adjustment to the related loan yield over the average life of the loan and the nonaccretable component represented probable loss due to credit risk, which was reviewed by management periodically and subject to adjustment as deemed necessary. There were no acquired loans at December 31, 2016 and December 31, 2015, as the remaining residential and commercial real estate acquired loan portfolios were transferred to the Bank's existing loan portfolios during 2015. Prior to that transfer, changes in the accretable and nonaccretable components of the fair value of the acquired loans were charged to Interest and fees on loans on the Company's consolidated statements of income for the applicable periods.

The following table summarizes activity in the accretable loan premium component for the acquired loan portfolio:

	For The Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Balance at beginning of year	$—	$292	$374
Loan premium amortization	—	(72)	(80)
Changes in expected cash flows due to paydowns	—	(7)	2
Adjustment to transfer acquired loans into the Bank's existing loan portfolio	—	(213)	(4)
Balance at end of year	$—	$—	$292

The following table summarizes activity in the nonaccretable credit risk component for the acquired loan portfolio:

	For The Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Balance at beginning of year	$—	$193	$296
Loss recognized on acquired residential loan	—	—	(24)
Adjustment to transfer acquired loans into the Bank's existing loan portfolio	—	(193)	(79)
Balance at end of year	$—	$—	$193

Residential real estate loans aggregating $17.2 million at December 31, 2015 were pledged as collateral on deposits of municipalities. There were no loans pledged as collateral on deposits of municipalities at December 31, 2016. Qualifying residential first mortgage loans and certain commercial real estate loans held by Union may also be pledged as collateral for borrowings from the FHLB under a blanket lien.

A summary of current, past due and nonaccrual loans as of the balance sheet dates follows:

December 31, 2016	Current	30-59 Days	60-89 Days	90 Days and over and accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$168,125	$1,661	$472	$672	$1,797	$172,727
Construction real estate	34,148	17	—	—	24	34,189
Commercial real estate	245,402	1,642	153	157	1,709	249,063
Commercial	41,920	12	42	10	15	41,999
Consumer	3,946	12	3	1	—	3,962
Municipal	31,350	—	—	—	—	31,350
Total	$524,891	$3,344	$670	$840	$3,545	$533,290

December 31, 2015	Current	30-59 Days	60-89 Days	90 Days and over and accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$159,895	$2,034	$1,195	$368	$1,904	$165,396
Construction real estate	42,616	7	204	34	28	42,889
Commercial real estate	228,513	667	641	111	510	230,442
Commercial	20,977	—	20	321	79	21,397
Consumer	3,950	10	1	2	—	3,963
Municipal	36,419	—	—	—	—	36,419
Total	$492,370	$2,718	$2,061	$836	$2,521	$500,506

There was one residential real estate loan totaling $50 thousand in process of foreclosure at December 31, 2016. Aggregate interest on nonaccrual loans not recognized was $1.3 million for the year ended December 31, 2016, $1.2 million for the year ended December 31, 2015 and $1.1 million for the year ended December 31, 2014.

Note 7.  Allowance for Loan Losses and Credit Quality

Changes in the ALL, by class of loans, were as follows for the years ended:

December 31, 2016	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2015	$1,419	$514	$2,792	$209	$28	$38	$201	$5,201
Provision (credit) for loan losses	64	(135)	(105)	158	5	2	161	150
Recoveries of amounts charged off	36	12	—	8	3	—	—	59
	1,519	391	2,687	375	36	40	362	5,410
Amounts charged off	(120)	—	—	(33)	(10)	—	—	(163)
Balance, December 31, 2016	$1,399	$391	$2,687	$342	$26	$40	$362	$5,247

December 31, 2015	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2014	$1,330	$439	$2,417	$176	$27	$42	$263	$4,694
Provision (credit) for loan losses	136	47	375	46	12	(4)	(62)	550
Recoveries of amounts charged off	36	28	—	16	3	—	—	83
	1,502	514	2,792	238	42	38	201	5,327
Amounts charged off	(83)	—	—	(29)	(14)	—	—	(126)
Balance, December 31, 2015	$1,419	$514	$2,792	$209	$28	$38	$201	$5,201

December 31, 2014	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2013	$1,251	$390	$2,644	$163	$23	$35	$141	$4,647
Provision (credit) for loan losses	177	37	(93)	59	36	7	122	345
Recoveries of amounts charged off	1	12	8	8	13	—	—	42
	1,429	439	2,559	230	72	42	263	5,034
Amounts charged off	(99)	—	(142)	(54)	(45)	—	—	(340)
Balance, December 31, 2014	$1,330	$439	$2,417	$176	$27	$42	$263	$4,694

The allocation of the ALL, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates were as follows:

December 31, 2016	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$63	$—	$40	$—	$—	$—	$—	$103
Collectively evaluated for impairment	1,336	391	2,647	342	26	40	362	5,144
Total allocated	$1,399	$391	$2,687	$342	$26	$40	$362	$5,247

December 31, 2015	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$109	$—	$227	$21	$—	$—	$—	$357
Collectively evaluated for impairment	1,310	514	2,565	188	28	38	201	4,844
Total allocated	$1,419	$514	$2,792	$209	$28	$38	$201	$5,201

Despite the allocation shown in the tables above, the ALL is general in nature and is available to absorb losses from any class of loan.

The recorded investment in loans, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates were as follows:

December 31, 2016	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,448	$88	$3,328	$432	$—	$—	$5,296
Collectively evaluated for impairment	171,279	34,101	245,735	41,567	3,962	31,350	527,994
Total	$172,727	$34,189	$249,063	$41,999	$3,962	$31,350	$533,290

December 31, 2015	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,197	$92	$3,094	$493	$—	$—	$4,876
Collectively evaluated for impairment	164,199	42,797	227,348	20,904	3,963	36,419	495,630
Total	$165,396	$42,889	$230,442	$21,397	$3,963	$36,419	$500,506

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

The following tables summarize the loan ratings applied to the Company's loans by class as of the balance sheet dates:

December 31, 2016	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$158,140	$29,248	$182,247	$38,219	$3,928	$31,350	$443,132
Satisfactory/Monitor	10,641	4,830	62,193	3,109	34	—	80,807
Substandard	3,946	111	4,623	671	—	—	9,351
Total	$172,727	$34,189	$249,063	$41,999	$3,962	$31,350	$533,290

December 31, 2015	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$150,535	$37,750	$175,438	$18,347	$3,902	$36,419	$422,391
Satisfactory/Monitor	11,329	4,968	49,745	2,384	61	—	68,487
Substandard	3,532	171	5,259	666	—	—	9,628
Total	$165,396	$42,889	$230,442	$21,397	$3,963	$36,419	$500,506

The following tables provide information with respect to impaired loans by class of loan as of and for the years ended December 31, 2016, 2015 and 2014:

	December 31, 2016			For The Year Ended December 31, 2016
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$308	$317	$63
Commercial real estate	488	520	40
With an allowance recorded	796	837	103

Residential real estate	1,140	1,561	—
Construction real estate	88	88	—
Commercial real estate	2,840	2,910	—
Commercial	432	432	—
With no allowance recorded	4,500	4,991	—

Residential real estate	1,448	1,878	63	$1,303	$50
Construction real estate	88	88	—	90	4
Commercial real estate	3,328	3,430	40	3,113	107
Commercial	432	432	—	462	33
Total	$5,296	$5,828	$103	$4,968	$194

	December 31, 2015			For The Year Ended December 31, 2015
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$659	$668	$109
Commercial real estate	2,142	2,161	227
Commercial	493	493	21
With an allowance recorded	3,294	3,322	357

Residential real estate	538	697	—
Construction real estate	92	92	—
Commercial real estate	952	1,015	—
With no allowance recorded	1,582	1,804	—

Residential real estate	1,197	1,365	109	$942	$34
Construction real estate	92	92	—	162	19
Commercial real estate	3,094	3,176	227	3,523	219
Commercial	493	493	21	123	—
Total	$4,876	$5,126	$357	$4,750	$272

	December 31, 2014			For The Year Ended December 31, 2014
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$537	$546	$73
Commercial real estate	2,127	2,136	70
With an allowance recorded	2,664	2,682	143

Residential real estate	413	602	—
Construction real estate	275	298	—
Commercial real estate	1,205	1,256	—
Commercial	123	172	—
With no allowance recorded	2,016	2,328	—

Residential real estate	950	1,148	73	$805	$26
Construction real estate	275	298	—	314	14
Commercial real estate	3,332	3,392	70	3,883	195
Commercial	123	172	—	106	7
Total	$4,680	$5,010	$143	$5,108	$242
____________________

(1)	Does not reflect government guaranties on impaired loans as of as of December 31, 2016, 2015 and 2014 totaling $637 thousand, $606 thousand and $244 thousand, respectively.

The following is a summary of TDR loans by class of loan as of the balance sheet dates:

	December 31, 2016		December 31, 2015
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Residential real estate	20	$1,448	11	$1,197
Construction real estate	1	88	1	92
Commercial real estate	10	1,452	5	950
Commercial	2	431	2	493
Total	33	$3,419	19	$2,732

The TDR loans above represent loan modifications in which a concession was provided to the borrower, including due date extensions, maturity date extensions, interest rate reductions or the forgiveness of accrued interest. Troubled loans that are restructured and meet established thresholds are classified as impaired and a specific reserve amount is allocated to the ALL on the basis of the fair value of the collateral for collateral dependent loans, an observable market price, or the present value of anticipated future cash flows.

The following table provides new TDR activity by class of loan for the years ended December 31, 2016 and 2015:

	New TDRs During the			New TDRs During the
	Year Ended December 31, 2016			Year Ended December 31, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Residential real estate	9	$349	$371	6	$590	$597
Commercial real estate	6	803	807	2	281	281
Commercial	—	—	—	2	493	493

At December 31, 2016 and 2015, there were no TDR loans modified within the previous twelve months that had subsequently defaulted during the years then ended. TDR loans are considered defaulted at 90 days past due.

At December 31, 2016 and 2015, the Company was not committed to lend any additional funds to borrowers whose loans were nonperforming, impaired or restructured.

Note 8.  Premises and Equipment
The major classes of premises and equipment and accumulated depreciation at December 31, were as follows:

	2016	2015
	(Dollars in thousands)
Land and land improvements	$2,930	$2,617
Building and improvements	13,057	12,288
Furniture and equipment	8,833	7,890
Construction in progress and deposits on equipment	34	442
	24,854	23,237
Less accumulated depreciation	(11,329)	(10,182)
	$13,525	$13,055
Depreciation included in Occupancy and Equipment expenses amounted to $1.3 million, $1.1 million and $976 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company is obligated under noncancelable operating leases for premises that expire in various years through the year 2021. Options to renew for additional periods are available with these leases. Future minimum rental commitments for these leases with original or remaining terms of one year or more at December 31, 2016 were as follows:

(Dollars in thousands)
2017	$135
2018	103
2019	65
2020	40
2021	40
$383
Rent expense for 2016, 2015 and 2014 amounted to $144 thousand, $138 thousand and $123 thousand, respectively. Occupancy expense is shown in the consolidated statements of income, net of rental income of $220 thousand, $227 thousand and $224 thousand in 2016, 2015 and 2014, respectively.

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

Amortization expense for the core deposit intangible was $171 thousand for 2016, 2015 and 2014. The amortization expense is included in Other expenses on the consolidated statements of income and is deductible for tax purposes. As of December 31, 2016, the remaining amortization expense related to the core deposit intangible, absent any future impairment, is expected to be as follows:

(Dollars in thousands)
2017	171
2018	171
2019	171
2020	171
2021	70
Total	$754

Note 10.  Investment in Real Estate Limited Partnerships

The Company has purchased from time to time various limited partnership interests established to acquire, own and rent residential housing for elderly, low or moderate income individuals in northern Vermont and New Hampshire. The carrying values of investments carried at equity were $2.8 million and $2.4 million at December 31, 2016 and 2015, respectively. The capital contribution payable related to these investments at December 31, 2016 was $27 thousand and there was no capital contribution payable at December 31, 2015. The provision for undistributed net losses of the partnerships charged to earnings was $565 thousand for 2016, $484 thousand for 2015, and $800 thousand for 2014. In 2014, $144 thousand of the provision for undistributed net losses charged to earnings related to the exit from three limited partnerships that had reached the final year of tax credits and were near or at the end of the limited partnership compliance period under the applicable federal tax credit program. The federal income tax credits related to limited partnership investments were $881 thousand, $564 thousand, and $735 thousand for the years ended December 31, 2016, 2015 and 2014, respectively, and are recorded as a reduction of the Provision for income taxes.

Note 11. Deposits

The following is a summary of interest bearing deposits at December 31:

	2016	2015
	(Dollars in thousands)
Interest bearing checking accounts	$143,037	$126,404
Savings and money market accounts	239,046	183,799
Time deposits, $100,000 and over	40,581	88,640
Other time deposits	62,612	61,739
	$485,276	$460,582

The following is a summary of time deposits by maturity at December 31, 2016:

(Dollars in thousands)
2017	$60,952
2018	23,746
2019	10,795
2020	2,711
2021	4,989
$103,193

Time deposits of $8.7 million and $54.8 million meet or exceed the FDIC insurance limit of $250 thousand at December 31, 2016 and 2015, respectively.

Note 12. Borrowed Funds

Borrowed funds were comprised of option advance borrowings from the FHLB of $30.5 million and $7.9 million at December 31, 2016 and 2015, respectively, and secured customer repurchase agreement sweeps of $1.1 million and $1.6 million at December 31, 2016 and 2015, respectively.

The FHLB option advance borrowings are a mix of straight bullets, balloons and amortizers with maturities through 2021. All of the FHLB borrowings had fixed interest rates ranging from 0.00% to 4.31% at December 31, 2016 and 0.99% to 5.32% at December 31, 2015. The weighted average interest rates on the borrowings were 1.42% and 3.46% at December 31, 2016 and 2015, respectively.

The contractual payments due for FHLB option advance borrowings, as of December 31, 2016, were as follows:

(Dollars in thousands)
2017	$10,280
2018	9,765
2019	10,287
2020	—
2021	164
$30,496

The Company has established both overnight and longer term lines of credit with the FHLB . These borrowings are secured by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one-to-four family properties and certain commercial real estate loans. At December 31, 2016, pledged loans with a carrying value of $162.3 million carried a $91.5 million borrowing capacity at the FHLB, less borrowings and other credit subject to collateralization of $31.7 million, resulting in remaining year-end capacity of $59.8 million. At December 31, 2015, pledged loans with a carrying value of $81.7 million carried a $49.5 million borrowing capacity at the FHLB, less borrowings and other credit subject to collateralization of $9.1 million, resulting in remaining year-end capacity of $40.4 million.

In addition to its borrowing arrangements with the FHLB, Union maintains preapproved Federal Funds lines of credit with correspondent banks totaling $12.0 million. Interest on these borrowings is payable daily and charged at the federal funds rate at the time of the borrowing. Union also maintains a repurchase agreement line of credit and has access to the Federal Reserve discount window. There were no outstanding borrowings on the Federal Funds purchase lines, repurchase agreement line, or at the discount window at December 31, 2016 or 2015.

Secured customer repurchase agreement sweeps are collateralized by U.S. Government-sponsored enterprise securities with a carrying value of $1.8 million at December 31, 2016 and $2.4 million at December 31, 2015. The average daily balance of these repurchase agreement sweeps was $1.6 million during 2016 and 2015 with weighted average interest rates of 0.26% and 0.27%, during 2016 and 2015, respectively. The maximum borrowings outstanding on these agreements during 2016 and 2015 was $4.4 million and $3.8 million, respectively. These repurchase agreements mature the next business day and carried weighted average interest rates of 0.23% at December 31, 2016 and and 0.25% as of December 31,2015.

Note 13.  Income Taxes

The components of the Provision for income taxes for the years ended December 31, were as follows:

	2016	2015	2014
	(Dollars in thousands)
Current tax provision	$1,467	$1,838	$2,010
Deferred tax provision (benefit)	566	341	(37)
	$2,033	$2,179	$1,973

The total Provision for income taxes differs from the amounts computed at the statutory federal income tax rate of 34% primarily due to the following for the years ended December 31:

	2016	2015	2014
	(Dollars in thousands)
Computed “expected” tax expense	$3,585	$3,419	$3,287
Tax exempt interest	(596)	(613)	(560)
Increase in cash surrender value of COLI	(115)	(96)	(42)
Tax credits	(896)	(564)	(735)
Other	55	33	23
	$2,033	$2,179	$1,973

Listed below are the significant components of the net deferred tax asset at December 31:

	2016	2015
	(Dollars in thousands)
Components of the deferred tax asset
Bad debts	$1,813	$1,768
Deferred compensation	334	338
Net pension liability	316	470
Core deposit intangible	110	89
Limited partnership investments	—	91
Unrealized loss on investment securities available-for-sale	342	14
Other	146	164
Total deferred tax asset	3,061	2,934

Components of the deferred tax liability
Depreciation	(893)	(819)
Mortgage servicing rights	(563)	(519)
Limited partnership investments	(17)	—
Goodwill	(286)	(231)
Total deferred tax liability	(1,759)	(1,569)
Net deferred tax asset	$1,302	$1,365

Deferred tax assets are recognized subject to management's judgment that it is more likely than not that the deferred tax asset will be realized. Based on the temporary taxable items, historical taxable income and estimates of future taxable income, the Company believes that it is more likely than not that the deferred tax assets at December 31, 2016 will be realized and therefore no valuation allowance is warranted.

Net deferred income tax assets are included in Other assets in the consolidated balance sheets at December 31, 2016 and 2015.

Based on management's evaluation, management has concluded that there were no significant uncertain tax positions requiring recognition in the Company's financial statements at December 31, 2016 and 2015. Although the Company is not currently the subject of a tax examination by the IRS, the Company's tax years ended December 31, 2013 through 2015 are open to examination by the IRS under the applicable statute of limitations. The 2016 tax return has not yet been filed.

The Company may from time to time be assessed interest and/or penalties by federal or state tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company's financial results. In the event that the Company receives an assessment for interest and/or penalties, it will be classified in the financial statements as Other expenses.

Note 14.  Employee Benefit Plans

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
There was no minimum required contribution under the ERISA guidelines for 2016 or 2015. Union measures defined benefit plan assets and obligations as of December 31, its fiscal year-end.
Union's policy is to accrue annually an amount equal to the actuarially calculated expense for future benefits. Information pertaining to the activity in the Plan is as follows:

Obligations and funded status at December 31:

	2016	2015
	(Dollars in thousands)
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$17,177	$18,103
Interest cost	701	680
Actuarial loss (gain)	544	(809)
Benefits paid	(735)	(797)
Projected benefit obligation at end of year	17,687	17,177

Change in fair value of plan assets
Fair value of plan assets at beginning of year	15,717	17,300
Actuarial gain (loss) on plan assets	899	(786)
Employer contributions	750	—
Benefits paid	(735)	(797)
Fair value of plan assets at end of year	16,631	15,717
Net liability for pension benefits	$(1,056)	$(1,460)

	2016	2015
	(Dollars in thousands)
Accumulated benefit obligation at December 31	$17,687	$17,177

The impact of the Plan activity for 2016 and 2015 on OCI is detailed in Note 23.
The expected pension adjustment to Accumulated OCI in the upcoming fiscal year is an increase of $203 thousand, reflecting recognition of actuarial gain.
The Company uses the alternate amortization method for prior service costs, as provided in FASB ASC Topic 715, Employers' Accounting for Pensions.

Net periodic pension benefit for 2016, 2015 and 2014 consisted of the following components:

	2016	2015	2014
	(Dollars in thousands)
Interest cost on projected benefit obligation	$701	$680	$757
Expected return on plan assets	(1,036)	(1,144)	(1,193)
Amortization of net actuarial loss	165	56	—
Net periodic pension benefit	$(170)	$(408)	$(436)

The estimated net periodic pension benefit for 2017 is $202 thousand.

Weighted average assumptions used to determine pension benefit obligation were a discount rate of 3.99%, 4.17% and 3.83% at December 31, 2016, 2015 and 2014, respectively. There was no assumed rate of compensation increase for 2016, 2015 or 2014 due to the freeze on benefit accruals in 2012.

Weighted average assumptions used to determine net periodic pension benefit for the years ended December 31, 2016, 2015 and 2014 were a discount rate of 4.17%, 3.83% and 4.84%, respectively, no rate of compensation increase for 2016, 2015 or 2014, and an expected long-term rate of return on plan assets of 6.75% for all three years.

The overall expected long-term rate of return on assets is consistent with future expected long-term rate of inflation assumptions as well as consideration of historical asset returns and the current financial marketplace. The return is more conservative than the Plan's long-term actual results and is at a level that management believes is sustainable. The 2016 pension benefit obligation discount rate is based on the Plan's expected benefit payment stream utilizing December 2016 benchmark pension liability index yield curve spot rates and a review of published high quality bond indices.

Union's Plan asset allocations at December 31, 2016 and 2015, by asset category based on their fair values, were as follows:

Asset Category	2016	2015
Cash and cash equivalents	3.4%	3.5%
Interest bearing deposits in banks	—%	0.8%
Debt securities	49.7%	31.2%
Equity securities	46.9%	64.3%
Mutual and exchange traded funds	—%	0.2%
Total	100.0%	100.0%

The investment philosophy for the Plan is to prudently invest Plan assets and future contributions received in a diversified manner that will ensure that sufficient assets are available to fund the future pension benefits due to participants and beneficiaries over a long-term horizon as well as provide liquidity to pay current benefits. The Trustees of the Plan seek to protect the Plan assets through prudent asset allocation, FDIC insurance on a portion of plan assets, utilization of professional asset management and periodic reviews. Investments in stocks and fixed income investments are diversified in a way which is consistent with risk tolerance, investment objectives and current financial market risks.

In order to achieve this goal the investment objective is to maintain a mix of growth and income investments allocated as follows, with no more than 5% of the equity portion of the portfolio invested in one company and no fewer than 30 securities diversified by industry and sector:

Equity securities and international mutual funds	38-58%
Debt securities	40-60%
Cash and cash equivalents	0-5%

There are no securities of the Company or Union held by the Plan. The equity securities of the Plan are managed by Union's Asset Management Group with the advice of the registered investment adviser engaged by Union's Asset Management Group, under the guidance of the Plan's Trustees. There is no minimum required employer contribution for 2017, however the Company may decide to make a discretionary contribution.

The fair values of the Plan's investments at December 31, 2016 and 2015 , segregated by fair value hierarchy level, are summarized below:

		Fair Value Measurement
		December 31, 2016
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
U.S. Government	$1,826	$—	$1,826	$—
Common trust funds	5,207	5,207	—	—
Marketable equity securities:
Information technology	976	976	—	—
Financial	813	813	—	—
Industrials	1,212	1,212	—	—
Healthcare	1,393	1,393	—	—
Consumer	2,131	2,131	—	—
Energy	1,275	1,275	—	—
Mutual and exchange traded funds	1,798	1,798	—	—
Total	$16,631	$14,805	$1,826	$—

		Fair Value Measurement
		December 31, 2015
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Interest bearing deposits in banks	$131	$—	$131	$—
U.S. Government	341	341	—	—
Corporate bonds	4,569	2,003	2,566	—
Marketable equity securities:
Information technology	1,544	1,544	—	—
Financial	1,368	1,368	—	—
Industrials	945	945	—	—
Healthcare	1,746	1,746	—	—
Consumer	3,346	3,346	—	—
Energy	1,154	1,154	—	—
Mutual and exchange traded funds	573	573	—	—
Total	$15,717	$13,020	$2,697	$—

The fair values of the Plan assets are determined by an independent pricing service which, given the nature of the assets within the portfolio, is able to utilize quoted prices in an active market to value the majority of the assets held. The market inputs sought for assets without a specific quote listed, in approximate order of priority, include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications that vary by asset class. For certain security types, additional inputs may be used, or some standard inputs may not be applicable. There were no significant transfers in or out of Levels 1 and 2 for the year ended December 31, 2016, nor were there any Level 3 assets held at any time during the year.

The following table summarizes the estimated future benefit payments expected to be paid under the Plan:

(Dollars in thousands)
2017	$738
2018	762
2019	769
2020	797
2021	863
Years 2022 to 2026	4,485

Nonqualified Deferred Compensation Plans: The Company and Union have two nonqualified deferred compensation plans for directors and certain key officers. The 2008 Plan replaced a 1990 Plan that was not compliant with section 409A of the Internal Revenue Code. The Company accrued an expense of $9 thousand in 2016, and $8 thousand in 2015 and 2014 under the 2008 Plan. The benefit obligations under the 2008 Plan represent general unsecured obligations of the Company and no assets are segregated for such payments. However, the Company and Union have purchased life insurance contracts on the lives of each participant in order to recoup the funding costs of these benefits. The benefits accrued under the 2008 Plan aggregated $613 thousand and $699 thousand at December 31, 2016 and 2015, respectively, and are included in Accrued interest and other liabilities. The cash surrender value of the life insurance policies purchased to recoup the funding costs under the 2008 Plan aggregated $945 thousand and $1.3 million at December 31, 2016 and 2015, respectively, and are included in Company-owned life insurance in the Company's consolidated balance sheets.

The 2006 Plan was adopted for directors and certain key officers. The 2006 Plan is a defined contribution plan that provides a means by which participants may elect to defer receipt of current compensation from the Company or its subsidiary in order to provide retirement or other benefits as selected in the individual adoption agreements. Participants may select among designated reference investments consisting of investment funds, with the performance of the participant's account mirroring the selected reference investment. Distributions are made only upon a qualifying distribution event, which may include a separation from service, death, disability or unforeseeable emergency, or upon a date specified in the participant's deferral election form. The 2006 Plan is intended to comply with the provisions of Section 409A of the Internal Revenue Code. The 2006 Plan is unfunded, representing a general unsecured obligation of the Company of $353 thousand and $295 thousand as of December 31, 2016 and 2015, respectively.

401(k) Plan: Union maintains a defined contribution 401(k) plan under which employees may elect to make tax deferred contributions of up to the IRS maximum from their annual salary. All employees meeting service requirements are eligible to participate in the plan. Union may make employer matching and profit-sharing contributions to the 401(k) plan at the discretion of the Board. Company contributions are fully vested after three years of service. Union amended its 401(k) plan effective January 1, 2013, to include "Safe Harbor" provisions requiring annual nondiscretionary minimum contributions to the plan for all eligible plan participants in an amount equal to 3% of eligible earnings of each eligible plan participant. Additionally, in 2016, 2015, and 2014 a discretionary profit-sharing contribution was made to the plan in an amount equal to 3% percent of each employee's eligible earnings as defined by the plan. The following table summarizes employer contributions for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
	(Dollars in thousands)
Employer matching	$221	$200	$195
Profit sharing	301	274	236
Safe harbor	294	264	262
Total	$816	$738	$693

Note 15.  Stock Based Compensation

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

During the year ended December 31, 2016 the following awards and contingent awards were made to eligible officers under the 2014 Equity Plan:

•
A total of 5,445 RSUs were granted at a fair value of $27.91 per share, based on the closing market price of the Company's common stock on December 31, 2015, the earned date of the award. Each RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. 50% of the RSUs awarded were in the form of Time-Based RSUs, which vest over three years, approximately one-third per year on the anniversary of the earned date beginning in 2016; and 50% of the RSUs awarded were in the form of Performance-Based RSUs, which are subject to both performance and time based vesting conditions. The Performance-Based conditions were satisfied for 2015 and vesting of the Performance-Based RSUs occurs over two years, approximately one-half per year on the anniversary of the earned date beginning in 2016. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights. The general terms of the awards were described in a 2015 Award Summary, with final awards, including related 2015 performance results and December 31, 2015 stock price, certified by the Board of Directors during the first quarter of 2016. Unrecognized compensation expense related to the unvested RSUs as of December 31, 2016 was $86 thousand.

•
A total of 4,456 contingent RSUs were provisionally granted in 2016 at a fair value of $29.10 per share. An estimated number of contingent RSUs provisionally granted was based on the closing market price of the Company's common stock on the March 16, 2016 grant date and on target payout amounts as detailed in the 2016 Award Plan Summary adopted by the Board of Directors. As with the 2015 grants, one half is in the form of Time-Based RSUs and one-half is in the form of Performance-Based RSUs. The actual number of RSUs granted (if any) will be determined as of the December 31, 2016 earned date of the award based on the market price of the Company's common stock on December 31, 2016 and on the actual level of attainment of performance based conditions as certified by the Board of Directors during the first quarter of 2017. The contingent RSUs were granted on substantially the same terms and conditions as the RSUs granted under the 2015 Award Plan Summary. As of December 31, 2016 the estimated unrecognized compensation expense related to the contingent unvested RSUs, based on the closing market price of the Company's stock on the grant date of March 16, 2016 was $130 thousand.

The 2014 Equity Plan replaced the Company's 2008 ISO Plan. As of December 31, 2016, 4,000 options granted under the 2008 ISO Plan remained outstanding and exercisable, with the last of such options expiring in December 2020.

The exercise price of outstanding options under both plans is equal to the market price of the stock at the date of grant; therefore, the intrinsic value of the options at the date of the grant is $0. All outstanding options have a one year requisite service period, vest after one year, and have a seven year contractual term. There were no options granted in 2016 or 2015, and 6,000 options were granted in 2014 under the 2014 Equity Plan. The compensation cost charged against income for stock options issued under the plans was $0 for 2016, $35 thousand for 2015, $20 thousand for 2014.

The fair value of each option award is estimated on the date of grant using a Black-Scholes based option valuation model. The estimated weighted average grant date fair values for options granted during 2014 and the weighted average assumptions used are presented in the following table:

2014
Fair value per share	$5.84
Expected volatility	23.91%
Expected dividends	4.50%
Risk free interest rate	1.61%
Expected term (in years)	5.00
Vesting periods (in years)	1.00

Expected volatilities are based on historical volatilities of the market value of the Company's stock, and, possibly, other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is estimated from past exercise activity, and represents the period of time that granted options are expected to be outstanding. The risk free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve at the time of grant. The expected dividend rate is estimated by annualizing the last dividend paid, divided by the closing price of the Company's stock on the grant date of the option.

The following summarizes the option activity under the 2014 Equity Plan for the year ended December 31, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Period End Aggregate Intrinsic Value
Outstanding at January 1, 2016	6,000	$24.00
Exercised	(1,500)	24.00
Forfeited/expired	—	—
Outstanding at December 31, 2016	4,500	$24.00	4.96	—
Exercisable at December 31, 2016	4,500	$24.00	4.96	—

The following summarizes the option activity under the 2008 ISO Plan for the year ended December 31, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Period End Aggregate Intrinsic Value
Outstanding at January 1, 2016	5,000	$21.04
Exercised	(1,000)	19.60
Forfeited/expired	—	—
Outstanding at December 31, 2016	4,000	$21.40	3.68	—
Exercisable at December 31, 2016	4,000	$21.40	3.68	—

The following summarizes information regarding the proceeds received by the Company from the exercise of options during each of the last three years:

	2016	2015	2014
	(Dollars in thousands, except per share data)
Proceeds received	$56	$53	$39
Number of shares exercised	2,500	2,500	2,010
Weighted average price per share	$22.24	$21.04	$19.60
Total intrinsic value of options exercised	$21	$9	$10

As of December 31, 2016, there was no unrecognized compensation cost as all options under both plans were fully vested and exercisable.

Note 16.  Earnings Per Share

The following table presents the reconciliation of the calculation of basic earnings per share for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
	(Dollars in thousands, except per share data)
Net income	$8,511	$7,878	$7,694
Weighted average common shares outstanding	4,459,001	4,458,037	4,458,393
Basic earnings per share	$1.91	$1.77	$1.73

Basic earnings per share were computed by dividing net income by the weighted average number of shares outstanding during the year. There were incentive stock options with respect to 8,500 shares, 11,000 shares, and 13,500 shares outstanding at December 31, 2016, 2015 and 2014, respectively, excluded from the computation of diluted earnings per share since dilution resulting from these stock options is immaterial.

Note 17.  Financial Instruments With Off-Balance-Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, interest rate caps and floors written on adjustable-rate loans, commitments to participate in or sell loans, commitments to buy or sell securities, guarantees on certain sold loans and risk-sharing commitments on certain sold loans under the MPF program with the FHLB. At December 31, 2016 and 2015, the Company had binding loan commitments to sell residential mortgages at fixed rates totaling $7.3 million and $3.8 million, respectively. The fair value of these commitments is not material to the Company's financial statements.
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
The Company generally requires collateral or other security to support financial instruments with credit risk. The following table shows financial instruments outstanding whose contract amount represents credit risk at December 31:

	Contract or Notional Amount
	2016	2015
	(Dollars in thousands)
Commitments to originate loans	$31,404	$24,176
Unused lines of credit	76,544	77,542
Standby and commercial letters of credit	1,624	1,614
Credit card arrangement	1,341	1,369
MPF credit enhancement obligation, net (See Note 18)	610	572
Commitment to purchase investment in a real estate limited partnership	980	980
Commitment to purchase investment securities	—	1,336
Total	$112,503	$107,589
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
The Company did not hold or issue derivative instruments or hedging instruments during the years ended December 31, 2016 and 2015.

Note 18. Commitments and Contingencies
Contingent Liabilities: The Company sells 1-4 family residential mortgage loans under the MPF program with FHLB (See Note 17). Under this program the Company shares in the credit risk of each mortgage loan, while receiving fee income in return. The Company is responsible for a Credit Enhancement Obligation based on the credit quality of these loans. FHLB funds a First Loss Account based on the Company's outstanding MPF mortgage loan balances. This creates a laddered approach to sharing in any losses. In the event of default, homeowner's equity and private mortgage insurance, if any, are the first sources of repayment; the FHLB First Loss Account funds are then utilized, followed by the member's Credit Enhancement Obligation, with the balance the responsibility of FHLB. These loans meet specific underwriting standards of the FHLB. As of December 31, 2016, the Company had sold $26.9 million in loans through the MPF program since inception of its participation in the program, with an outstanding balance of $16.0 million as of such date.

The volume of loans sold to the MPF program and the corresponding credit obligation are closely monitored by management. As of December 31, 2016 and 2015, the notional amount of the maximum contingent contractual liability related to this program was $634 thousand and $595 thousand, respectively, of which $24 thousand and $23 thousand had been recorded as a reserve through Accrued interest and other liabilities at December 31, 2016 and 2015, respectively.

Legal Contingencies: In the normal course of business, the Company is involved in various legal and other proceedings. In the opinion of management, any liability resulting from such proceedings is not expected to have a material adverse effect on the Company’s consolidated financial statements.

Note 19. Fair Value Measurement
The following is a description of the valuation methodologies used for the Company’s assets that are measured on a recurring basis at estimated fair value:

Investment securities available-for-sale: Marketable equity securities and mutual funds have been valued using unadjusted quoted prices from active markets and therefore have been classified as Level 1. However, the majority of the Company’s AFS investment securities have been valued utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include market maker bids, quotes and pricing models. Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows.

Assets measured at fair value on a recurring basis at December 31, 2016 and 2015, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurement
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
December 31, 2016:
Investment securities available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$10,040	$—	$10,040	$—
Agency MBS	18,041	—	18,041	—
State and political subdivisions	27,372	—	27,372	—
Corporate	9,700	—	9,700	—
Total debt securities	65,153	—	65,153	—
Mutual funds	403	403	—	—
Total	$65,556	$403	$65,153	$—

	Fair Value Measurement
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
December 31, 2015:
Investment securities available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$10,692	$—	$10,692	$—
Agency MBS	11,058	—	11,058	—
State and political subdivisions	20,032	—	20,032	—
Corporate	11,983	—	11,983	—
Total debt securities	53,765	—	53,765	—
Mutual funds	345	345	—	—
Total	$54,110	$345	$53,765	$—

There were no significant transfers in or out of Levels 1 and 2 for the year ended December 31, 2016, nor were there any Level 3 assets at any time during the period. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as impaired loans, HTM investment securities, MSRs and OREO, were not considered material at December 31, 2016 or 2015. The Company has not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.

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

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	December 31, 2016
	Fair Value Measurement
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$39,275	$39,275	$39,275	$—	$—
Interest bearing deposits in banks	9,504	9,528	—	9,528	—
Investment securities	66,555	66,555	403	66,152	—
Loans held for sale	7,803	7,958	—	7,958	—
Loans, net
Residential real estate	171,538	173,024	—	—	173,024
Construction real estate	33,840	33,963	—	—	33,963
Commercial real estate	246,317	245,979	—	—	245,979
Commercial	41,708	41,491	—	—	41,491
Consumer	3,941	4,014	—	—	4,014
Municipal	31,348	31,749	—	—	31,749
Accrued interest receivable	2,259	2,259	—	414	1,845
Nonmarketable equity securities	2,354	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	112,384	112,384	112,384	—	—
Interest bearing	382,083	382,083	382,083	—	—
Time	103,193	102,594	—	102,594	—
Borrowed funds
Short-term	1,099	1,099	1,099	—	—
Long-term	30,496	30,423	—	30,423	—
Accrued interest payable	92	92	—	92	—

	December 31, 2015
	Fair Value Measurement
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$17,961	$17,961	$17,961	$—	$—
Interest bearing deposits in banks	12,753	12,610	—	12,610	—
Investment securities	59,327	59,226	345	58,881	—
Loans held for sale	5,635	5,745	—	5,745	—
Loans, net
Residential real estate	164,147	164,462	—	—	164,462
Construction real estate	42,419	41,956	—	—	41,956
Commercial real estate	227,686	230,282	—	—	230,282
Commercial	21,210	20,849	—	—	20,849
Consumer	3,939	4,032	—	—	4,032
Municipal	36,419	38,131	—	—	38,131
Accrued interest receivable	1,832	1,832	—	389	1,443
Nonmarketable equity securities	1,932	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	99,826	99,826	99,826	—	—
Interest bearing	310,203	310,200	—	310,200	—
Time	150,379	150,665	—	150,665	—
Borrowed funds
Short-term	3,622	3,621	3,621	—	—
Long-term	5,942	6,296	—	6,296	—
Accrued interest payable	269	269	—	269	—
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
Aggregate loan transactions with related parties for the years ended December 31 were as follows:

	2016	2015
	(Dollars in thousands)
Balance, January 1,	$507	$909
New loans and advances on lines	263	550
Repayments	(295)	(570)
Other, net	—	(382)
Balance, December 31,	$475	$507
Balance available on lines of credit or loan commitments	$691	$636

There were no loans to related parties that were past due, in nonaccrual status or that had been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower, or that were considered classified at December 31, 2016 or 2015.
Deposit accounts with related parties were $1.1 million at December 31, 2016 and 2015. Union's Asset Management Group also invested $595 thousand and $779 thousand in certificates of deposit with Union at December 31, 2016 and 2015, respectively.

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

Under rules effective January 1, 2015, a bank holding company, such as the Company, is considered “well capitalized” if the bank holding company (i) has a total risk based capital ratio of at least 10%, (ii) has a Tier I risk-based capital ratio of at least 8%, and (iii) is not subject to any written agreement order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. In addition, the FDIC has amended its prompt corrective action rules to reflect the revisions made by the new capital rules implementing Basel III. Under the FDIC’s revised rules, which became effective January 1, 2015, an FDIC supervised institution such as Union is considered “well capitalized” if it (i) has a total risk-based capital ratio of 10.0% or greater; (ii) a Tier I risk-based capital ratio of 8.0% or greater; (iii) a common Tier I equity ratio of at least 6.5% or greater, (iv) a leverage capital ratio of 5.0% or greater; and (iv) is not subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised. The Bank elected to opt-out of this regulatory capital provision. By opting out of the provision, the bank retains what is known as the accumulated other comprehensive income filter. Subject to a phase in period ending in 2019, the rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” of 2.5% above the amounts necessary to meet its minimum capital adequacy requirements.

Management believes that, as of December 31, 2016 and 2015, the Company and Union met all capital adequacy requirements to which they were subject. As of December 31, 2016 and 2015, the most recent notification from the FDIC categorized Union as well capitalized under the regulatory framework for prompt corrective action as then in effect. The prompt corrective action capital category framework applies to FDIC insured depository institutions such as Union but does not apply directly to bank holding companies such as the Company. Under applicable regulations in effect as of December 31, 2016, to be categorized as well capitalized, an insured depository institution must maintain minimum total risk based, Tier I risk based, common equity Tier 1 risk based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since the date of the most recent notification that management believes might result in an adverse change to Union's regulatory capital category. As a bank holding company, the Company is subject to substantially similar capital adequacy requirements of the FRB.

Union's and the Company's regulatory capital amounts and ratios as of the balance sheet dates are presented in the following tables:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:	(Dollars in thousands)
Total capital to risk weighted assets	$60,800	13.05%	$37,272	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	55,553	11.93%	27,939	6.00%	N/A	N/A
Common Equity Tier 1 to risk weighted assets	55,553	11.93%	20,955	4.50%	N/A	N/A
Tier 1 capital to average assets	55,553	8.20%	27,099	4.00%	N/A	N/A

Union:
Total capital to risk weighted assets	$60,528	13.02%	$37,191	8.00%	$46,488	10.00%
Tier 1 capital to risk weighted assets	55,281	11.89%	27,896	6.00%	37,195	8.00%
Common Equity Tier 1 to risk weighted assets	55,281	11.89%	20,922	4.50%	30,221	6.50%
Tier 1 capital to average assets	55,281	8.17%	27,065	4.00%	33,832	5.00%

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:	(Dollars in thousands)
Total capital to risk weighted assets	$58,478	13.42%	$34,860	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	53,277	12.22%	26,159	6.00%	N/A	N/A
Common Equity Tier 1 to risk weighted assets	53,277	12.22%	19,619	4.50%	N/A	N/A
Tier 1 capital to average assets	53,277	8.54%	24,954	4.00%	N/A	N/A

Union:
Total capital to risk weighted assets	$58,094	13.37%	$34,761	8.00%	$43,451	10.00%
Tier 1 capital to risk weighted assets	52,893	12.17%	26,077	6.00%	34,769	8.00%
Common Equity Tier 1 to risk weighted assets	52,893	12.17%	19,558	4.50%	28,250	6.50%
Tier 1 capital to average assets	52,893	8.50%	24,891	4.00%	31,114	5.00%
Dividends paid by Union are the primary source of funds available to the Company for payment of dividends to its stockholders. Union is subject to certain requirements imposed by federal banking laws and regulations, which among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by Union to the Company.
Note 22.  Treasury Stock
The basis for the carrying value of the Company's treasury stock is the purchase price of the shares at the time of purchase. The Company maintains a limited stock repurchase plan which authorizes the repurchase of up to a fixed number of shares of its common stock each calendar quarter in open market purchases or privately negotiated transactions, as management may deem advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase program, which was initially adopted in 2010, was most recently reauthorized in January 2017 and will expire on December 31, 2017 unless reauthorized. For 2016, the share repurchase authorization under the plan was increased from 2,500 shares per quarter to 3,000 shares per quarter. The Company repurchased 213 shares under this program, at a total cost of $6 thousand during 2016, while 3,753 shares, at a total cost of $94 thousand were repurchased under the program during 2015. Since inception, the Company has repurchased 13,754 shares of its common stock at prices ranging from $17.86 to $26.67 per share, at a total cost of $291 thousand.
During the first quarter of 2016, the Company adopted a Dividend Reinvestment and Stock Purchase Plan (DRIP) whereby registered stockholders may elect to reinvest cash dividends and optional cash contributions to purchase additional shares of the Company's common stock. The Company has reserved 200,000 shares of its common stock for issuance and sale under the DRIP. As of December 31, 2016, 315 shares of stock had been issued from treasury stock under the DRIP.

Note 23. Other Comprehensive Loss
The components of Accumulated OCI, net of tax, at December 31 were:

	2016	2015
	(Dollars in thousands)
Net unrealized loss on investment securities available-for-sale	$(664)	$(27)
Defined benefit pension plan net unrealized actuarial loss	(2,615)	(2,275)
Total	$(3,279)	$(2,302)
The following table discloses the tax effects allocated to each component of OCI for the years ended:

	December 31, 2016			December 31, 2015			December 31, 2014
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
	(Dollars in thousands)
Investment securities available-for-sale:
Net unrealized holding (losses) gains arising during the year on investment securities available-for-sale	$(894)	$304	$(590)	$(279)	$95	$(184)	$1,383	$(470)	$913
Reclassification adjustment for net gains on investment securities available-for-sale realized in net income	(71)	24	(47)	(53)	18	(35)	(315)	107	(208)
Total	(965)	328	(637)	(332)	113	(219)	1,068	(363)	705
Defined benefit pension plan:
Net actuarial loss arising during the year	(680)	231	(449)	(1,121)	381	(740)	(3,276)	1,114	(2,162)
Reclassification adjustment for amortization of net actuarial loss realized in net income	165	(56)	109	56	(19)	37	—	—	—
Total	(515)	175	(340)	(1,065)	362	(703)	(3,276)	1,114	(2,162)
Total other comprehensive loss	$(1,480)	$503	$(977)	$(1,397)	$475	$(922)	$(2,208)	$751	$(1,457)
The following table discloses information concerning the reclassification adjustments from OCI for the years ended December 31:

Reclassification Adjustment Description	2016	2015	2014	Affected Line Item in Consolidated Statements of Income
	(Dollars in thousands)
Investment securities available-for-sale:
Net gains on investment securities available-for-sale	$(71)	$(53)	$(315)	Net gains on sales of investment securities available-for-sale
Tax benefit	24	18	107	Provision for income taxes
	(47)	(35)	(208)	Net income
Defined benefit pension plan:
Net actuarial loss	165	56	—	Pension and other employee benefits
Tax expense	(56)	(19)	—	Provision for income taxes
	109	37	—	Net income
Total reclassifications	$62	$2	$(208)	Net income
Note 24. Subsequent Events
Events occurring subsequent to December 31, 2016 have been evaluated as to their potential impact to the consolidated financial statements. On January 18, 2017, Union Bankshares, Inc. declared a $0.29 per share regular quarterly cash dividend payable February 8, 2017 to stockholders of record on January 28, 2017.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, which will replace the existing incurred loss model for recognizing credit losses, banks and other lending institutions will be required to recognize the full amount of expected credit losses. The new guidance, which is referred to as the current expected credit loss model ("CECL"), requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses. A modified version of these requirements also applies to debt securities classified as available for sale. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within such years. The Company has established a CECL implementation team and developed a transition project plan. Team members have been assigned specific tasks to begin the implementation process and evaluation of the potential impact of the ASU on the Company's consolidated financial statements.
Note 25.  Condensed Financial Information (Parent Company Only)
The following condensed financial statements are for Union Bankshares, Inc. (Parent Company Only), and should be read in conjunction with the consolidated financial statements of Union Bankshares, Inc. and Subsidiary.
UNION BANKSHARES, INC. (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS
December 31, 2016 and 2015

	2016	2015
	(Dollars in thousands)
ASSETS
Cash	$49	$57
Investment securities available-for-sale	97	110
Investment in subsidiary - Union	56,007	53,184
Other assets	805	941
Total assets	$56,958	$54,292
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Other liabilities	$679	$724
Total liabilities	679	724
STOCKHOLDERS' EQUITY
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,936,652 shares issued at December 31, 2016 and 4,931,796 shares issued at December 31, 2015	9,874	9,864
Additional paid-in capital	620	501
Retained earnings	53,086	49,524
Treasury stock at cost; 474,517 shares at December 31, 2016 and 474,619 shares at December 31, 2015	(4,022)	(4,019)
Accumulated other comprehensive loss	(3,279)	(2,302)
Total stockholders' equity	56,279	53,568
Total liabilities and stockholders' equity	$56,958	$54,292
The investment in subsidiary is carried under the equity method of accounting. The investment in subsidiary and cash, which is on deposit with Union, have been eliminated in consolidation.

UNION BANKSHARES, INC. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF INCOME
Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Revenues	(Dollars in thousands)
Dividends - bank subsidiary - Union	$5,050	$5,100	$4,950
Other income	40	25	52
Total revenues	5,090	5,125	5,002
Expenses
Interest	25	23	32
Stock based compensation expense	—	35	20
Administrative and other	441	351	401
Total expenses	466	409	453
Income before applicable income tax benefit and equity in undistributed net income of subsidiary	4,624	4,716	4,549
Applicable income tax benefit	(153)	(124)	(134)
Income before equity in undistributed net income of subsidiary	4,777	4,840	4,683
Equity in undistributed net income - Union	3,734	3,038	3,011
Net income	$8,511	$7,878	$7,694
UNION BANKSHARES, INC. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES	(Dollars in thousands)
Net income	$8,511	$7,878	$7,694
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of Union	(3,734)	(3,038)	(3,011)
Stock based compensation expense	—	35	20
Net gains on sale of investment securities available-for-sale	—	—	(20)
Decrease (increase) in other assets	38	50	(71)
(Decrease) increase in other liabilities	(45)	(67)	30
Net cash provided by operating activities	4,770	4,858	4,642
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investment securities available-for-sale	16	16	56
Purchases of investment securities available-for-sale	(4)	(1)	(17)
Proceeds of Company-owned life insurance death benefit	99	—	—
Net cash provided by investing activities	111	15	39
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(4,939)	(4,816)	(4,637)
Issuance of common stock	56	53	39
Purchase of treasury stock	(6)	(94)	(45)
Net cash used in financing activities	(4,889)	(4,857)	(4,643)
Net (decrease) increase in cash	(8)	16	38
Cash, beginning of year	57	41	3
Cash, end of year	$49	$57	$41
Supplemental Disclosures of Cash Flow Information
Interest paid	$25	$23	$31
Dividends paid on Common Stock:
Dividends declared	$4,949	$4,816	$4,637
Dividends reinvested	(10)	—	—
	$4,939	$4,816	$4,637

Note 26.  Quarterly Financial Data (Unaudited)

A summary of consolidated financial data for each of the four quarters of 2016, 2015 and 2014 is presented below:

	Quarters in 2016 Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	(Dollars in thousands, except per share data)
Interest and dividend income	$6,448	$6,688	$6,786	$6,914
Interest expense	513	519	471	$558
Net interest income	5,935	6,169	6,315	6,356
Provision for loan losses	75	75	—	—
Noninterest income	2,186	2,597	2,804	2,553
Noninterest expenses	5,821	5,926	6,179	6,295
Net income	1,759	2,139	2,268	2,345
Earnings per common share	$0.39	$0.48	$0.51	$0.53

	Quarters in 2015 Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	(Dollars in thousands, except per share data)
Interest and dividend income	$6,117	$6,276	$6,373	$6,378
Interest expense	565	521	461	478
Net interest income	5,552	5,755	5,912	5,900
Provision for loan losses	100	150	150	150
Noninterest income	2,335	2,526	2,533	2,398
Noninterest expenses	5,390	5,556	5,674	5,684
Net income	1,884	2,017	2,050	1,927
Earnings per common share	$0.42	$0.46	$0.45	$0.44

	Quarters in 2014 Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	(Dollars in thousands, except per share data)
Interest and dividend income	$6,112	$6,184	$6,258	$6,298
Interest expense	577	529	528	521
Net interest income	5,535	5,655	5,730	5,777
Provision for loan losses	75	75	150	45
Noninterest income	1,953	2,126	2,709	2,121
Noninterest expenses	5,179	5,286	5,552	5,577
Net income	1,764	1,919	2,126	1,885
Earnings per common share	$0.40	$0.43	$0.47	$0.43

Note 27. Other Noninterest Income and Other Noninterest Expenses

There are no components of other noninterest income that were in excess of one percent of total revenues for the years ended December 31, 2016, 2015 or 2014. The components of other noninterest expenses which are in excess of one percent of total revenues for the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
	(Dollars in thousands)
Expenses
ATM and debit card expense	$639	$783	$695
Supplies and printing	298	305	480
Advertising and public relations	507	456	305
Vermont franchise tax	555	538	508
FDIC insurance assessment	307	345	348
Professional fees	731	641	617
Equity in losses of limited partnerships	565	484	800
Trust expenses	409	379	377
Other expenses	3,104	2,725	2,950
Total other expenses	$7,115	$6,656	$7,080

Independent Registered Public Accounting Firm Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Union Bankshares, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Union Bankshares, Inc. and Subsidiary (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years in the three-year period ended December 31, 2016. We have also audited Union Bankshares, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Union Bankshares, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Union Bankshares, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ending December 31, 2016, in conformity with GAAP. Also, in our opinion, Union Bankshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in COSO.

Portland, Maine
March 15, 2017
Vermont Registration No. 92-0000278

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company's chief executive officer and chief financial officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2016. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.

Management's Report on Internal Control Over Financial Reporting. The Company's management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f). The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the evaluation, the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2016.

Berry Dunn McNeil & Parker, LLC, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its written attestation report on management’s assessment of the Company’s internal control over financial reporting. This report can be found on page 91.

There have been no changes in the Company's internal controls over financial reporting during the fourth quarter of 2016 that have materially affected, or that are reasonably likely to materially affect, the Company's internal controls over financial reporting. While the Company believes that its existing disclosure controls and procedures have been effective to accomplish these objectives, the Company intends to continue to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

Item 9B. Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information from the Company's Proxy Statement for the 2017 Annual Meeting of Shareholders is hereby incorporated by reference:

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

Item 11. Executive Compensation

The following information from the Company's Proxy Statement for the 2017 Annual Meeting of Shareholders is hereby incorporated by reference:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following information from the Company's Proxy Statement for the 2017 Annual Meeting of Shareholders is hereby incorporated by reference:

Information regarding the share ownership of management and principal shareholders under the caption “SHARE OWNERSHIP INFORMATION - Share Ownership of Management and Principal Holders”.

The following table summarizes certain information regarding securities available for issuance under the Company's equity compensation plans as of December 31, 2016:

Equity Compensation Plan Information as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a) (1)	(b) (2)	(c) (3)

Equity compensation plans approved by security holders	15,154	$22.78	33,490
Equity compensation plans not approved by security holders	—	—	—

Total	15,154	$22.78	33,490
____________________

(1)
Includes 4,000 shares issuable upon exercise of incentive stock options granted under the 2008 ISO Plan, 4,500 shares issuable upon incentive stock options granted under the 2014 Equity Plan, and 3,772 shares issuable pursuant to restricted stock units (“RSUs”) granted under the 2014 Equity Plan for which 2016 and 2015 performance conditions have been satisfied but which are also subject to time-based vesting conditions and an additional 2,882 shares issuable under RSUs granted under such Plan which are subject to time-based vesting conditions.

(2)	Calculated solely with respect to outstanding stock options; RSUs not included in calculation.

(3)	All of such shares are available for issuance pursuant to future awards under the 2014 Equity Plan.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

The following information from the Company's Proxy Statement for the 2017 Annual Meeting of Shareholders is hereby incorporated by reference:

Information regarding transactions with management and directors under the caption “PROPOSAL I: TO ELECT DIRECTORS - Transactions with Management and Directors”.

Information regarding Director independence under the caption "PROPOSAL I: TO ELECT DIRECTORS - Director Independence."

Item 14. Principal Accountant Fees and Services

The following information from the Company's Proxy Statement for the 2017 Annual Meeting of Shareholders is hereby incorporated by reference:

Information on fees paid to the Independent Auditors set forth under the caption “PROPOSAL 2: RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS - Fees Paid to Independent Auditors”.

Description of Audit Committee pre-approval guidelines set forth under the caption “PROPOSAL 2: RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS - Fees Paid to Independent Auditors”.

PART IV
Item 15. Exhibits, Financial Statement Schedules
Documents Filed as Part of this Report:

(1)	The following consolidated financial statements are included:

1)	Consolidated Balance Sheets at December 31, 2016 and 2015

2)	Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014

3)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014

4)	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2016, 2015 and 2014

5)	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

6)	Notes to the Consolidated Financial Statements

7)	Report of Independent Registered Public Accounting Firm

(2)	The following exhibits are either filed herewith as part of this report, or are incorporated herein by reference:

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

10.11	Form of Stock Option Agreement for 2008 Incentive Stock Option Plan of Union Bankshares, Inc. and Subsidiary. *
10.12	Form of Stock Option Agreement for 2014 Equity Incentive Plan of Union Bankshares, Inc. and Subsidiary. *
21.1	Subsidiaries of the Company.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) the audited consolidated balance sheets, (ii) the audited consolidated statements of income for the years ended December 31, 2016, 2015 and 2014, (iii) the audited consolidated statements of comprehensive income, (iv) the audited consolidated statement of changes in stockholders' equity, (v) the audited consolidated statements of cash flows and (vi) related notes.

____________________

*	denotes compensatory plan or agreement

**
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of March 15, 2017.

Union Bankshares, Inc.

By:	/s/ David S. Silverman	By:	/s/ Karyn J. Hale
	David S. Silverman		Karyn J. Hale
	Chief Executive Officer and President		Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 15, 2017.

Name	Title
/s/ David S. Silverman	Director, Chief Executive Officer and President
David S. Silverman	(Principal Executive Officer)

/s/ Karyn J. Hale	Chief Financial Officer
Karyn J. Hale	(Principal Financial/Accounting Officer)

/s/ Kenneth D. Gibbons	Director, Chairman of the Board
Kenneth D. Gibbons

/s/ Cornelius J. Van Dyke	Director, Vice Chairman of the Board
Cornelius J. Van Dyke

/s/ Steven J. Bourgeois	Director
Steven J. Bourgeois

/s/ Dawn D. Bugbee	Director
Dawn D. Bugbee

/s/ John M. Goodrich	Director
John M. Goodrich

/s/ Timothy W. Sargent	Director
Timothy W. Sargent

/s/ John H. Steel	Director
John H. Steel

/s/ Schuyler W. Sweet	Director
Schuyler W. Sweet

EXHIBIT INDEX *

21.1	Subsidiaries of the Company.

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) the audited consolidated balance sheets, (ii) the audited consolidated statements of income for the years ended December 31, 2016, 2015 and 2014, (iii) the audited consolidated statements of comprehensive income, (iv) the audited consolidated statements of changes in stockholders' equity, (v) the audited consolidated statements of cash flows and (vi) related notes.

____________________

*	other than exhibits incorporated by reference to prior filings.

**
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.