Form 10-K/A
period 2016-12-31
UNION BANKSHARES INC
filed 2017-05-10
CIK 706863

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

Explanatory Note: The primary purpose of this Amendment is to correct the regulatory capital ratio information previously disclosed in Note 21 to the audited consolidated financial statements of Union Bankshares, Inc. included in Part II, Item 8 of the Report and to correct the related narrative disclosures in Part I, Item 1, Part II, Item 6 and Part II, Item 7. The capital ratios as previously disclosed were understated due to a calculation error. In addition, Exhibit 21.1 is being filed with this amendment as it was inadvertently omitted from the Form 10-K.

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

At December 31, 2016, Union's Tier I and Total Risk Based Capital Ratios were 12.2% and 13.3% respectively, and its Leverage Capital Ratio was 8.4%, and it is considered well capitalized under applicable regulatory guidelines in effect as of such date. However, an increase in the amount of capital that the Company or Union must maintain in order to support a given level of assets would reduce the amount of leverage that our capital could support and increased volatility could be problematic. Our ability to increase our level of interest earning assets or to allocate those assets in the best manner to generate interest income may be adversely affected.

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

PART II
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

	At or For The Years Ended December 31,
	2016	2015	2014	2013	2012
Financial Condition Data:	(Dollars in thousands, except per share data)
Investment securities	$66,555	$59,327	$52,964	$45,492	$26,126
Loans and loans held for sale	541,093	506,141	490,721	464,953	455,159
Allowance for loan losses	5,247	5,201	4,694	4,647	4,657
Total assets	691,381	628,879	624,063	585,443	577,256
Deposits	597,660	560,408	552,064	518,354	509,993
Borrowed funds	31,595	9,564	15,118	13,216	15,747
Stockholders' equity	56,279	53,568	51,434	49,820	45,046
Operating Data:
Interest and dividend income	$26,836	$25,144	$24,852	$24,481	$25,028
Interest expense	2,061	2,025	2,155	2,459	3,351
Net interest income	24,775	23,119	22,697	22,022	21,677
Provision for loan losses	150	550	345	305	660
Net interest income after provision for loan losses	24,625	22,569	22,352	21,717	21,017
Noninterest income	10,140	9,792	8,909	8,509	10,525
Noninterest expenses	24,221	22,304	21,594	21,229	23,035
Income before provision for income taxes	10,544	10,057	9,667	8,997	8,507
Provision for income taxes	2,033	2,179	1,973	1,862	1,663
Net income	$8,511	$7,878	$7,694	$7,135	$6,844
Ratios:
Return on average assets	1.30%	1.27%	1.30%	1.25%	1.22%
Return on average equity	15.25%	14.80%	14.88%	15.46%	16.35%
Net interest margin (1)	4.17%	4.10%	4.17%	4.21%	4.27%
Efficiency ratio (2)	67.97%	66.25%	67.40%	68.04%	71.51%
Net interest spread (3)	4.09%	4.02%	4.08%	4.10%	4.14%
Total loans to deposits ratio	90.54%	90.32%	88.89%	89.70%	89.25%
Net loan charge-offs to average loans not held for sale	0.02%	0.01%	0.06%	0.07%	0.05%
Allowance for loan losses to loans not held for sale (4)	0.98%	1.04%	0.98%	1.01%	1.05%
Nonperforming assets to total assets (5)	0.63%	0.53%	0.78%	0.39%	0.73%
Equity to assets	8.14%	8.52%	8.24%	8.51%	7.80%
Total capital to risk weighted assets (6)	13.32%	13.42%	13.60%	13.28%	12.95%
Per common share data:
Book value per common share	$12.61	$12.02	$11.54	$11.17	$10.11
Earnings per common share	$1.91	$1.77	$1.73	$1.60	$1.54
Dividends paid per common share	$1.11	$1.08	$1.04	$1.01	$1.00
Dividend payout ratio (7)	58.12%	61.02%	60.12%	63.13%	64.94%
____________________

(1)	The ratio of tax equivalent net interest income to average earning assets. See page 17 for more information.

(2)	The ratio of noninterest expense to tax equivalent net interest income and noninterest income, excluding securities gains (losses).

(3)	The difference between the average rate earned on earning assets and the average rate paid on interest bearing liabilities. See page 17 for more information.

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
The Company's total capital increased from $53.6 million at December 31, 2015 to $56.3 million at December 31, 2016. This increase primarily reflects net income of $8.5 million for 2016, less regular cash dividends paid of $4.9 million. (See Capital Resources on page 33.)
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

Total deposits increased $37.3 million, or 6.6% to $597.7 million at December 31, 2016, from $560.4 million at December 31, 2015. Noninterest bearing deposits increased $12.6 million, or 12.6%, from $99.8 million at December 31, 2015 to $112.4 million at December 31, 2016 and interest bearing deposits increased $71.9 million, or 23.2%, from $310.2 million at December 31, 2015 to $382.1 million at December 31, 2016, while time deposits decreased $47.2 million, or 31.4%, from $150.4 million at December 31, 2015, to $103.2 million at December 31, 2016. (See average balances and rates in the Yields Earned and Rates Paid table on page 17.)

Total borrowed funds increased $22.0 million, or 230.4%, from $9.6 million at December 31, 2015 to $31.6 million at December 31, 2016. There was an increase in FHLB advances of $22.6 million, to fund loan demand, while customer overnight collateralized repurchase sweeps decreased $523 thousand between December 31, 2015 and December 31, 2016. (See Borrowings on page 29.)

Total stockholders’ equity increased $2.7 million, or 5.06%, from $53.6 million at December 31, 2015 to $56.3 million at December 31, 2016. (See Capital Resources on page 33.)

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
The Company's total capital to risk weighted assets decreased slightly to 13.32% at December 31, 2016 from 13.42% at December 31, 2015. Tier I capital to risk weighted assets decreased slightly to 12.20% at December 31, 2016 from 12.22% at December 31, 2015 and Tier I capital to average assets decreased to 8.40% at December 31, 2016 from 8.54% at December 31, 2015. Union is categorized as well capitalized under the Prompt Corrective Action regulatory framework and the Company is well over the minimum capital adequacy requirements. The December 31, 2016 capital adequacy was determined based on the BASEL III requirements, which took effect on January 1, 2015, and the Company's evaluation indicates it would satisfy all capital adequacy requirements as fully phased in. See Note 21 for additional discussion of BASEL III. The Company remains focused on long-term growth and above-average shareholder return. It has become more important than ever in today's economic environment for banks to ensure and plan ahead to maintain strong capital reserves.

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

Union's and the Company's regulatory capital amounts and ratios as of the balance sheet dates are presented in the following tables:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:	(Dollars in thousands)
Total capital to risk weighted assets	$62,128	13.32%	$37,314	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	56,881	12.20%	27,974	6.00%	N/A	N/A
Common Equity Tier 1 to risk weighted assets	56,881	12.20%	20,981	4.50%	N/A	N/A
Tier 1 capital to average assets	56,881	8.40%	27,086	4.00%	N/A	N/A

Union:
Total capital to risk weighted assets	$61,856	13.29%	$37,235	8.00%	$46,543	10.00%
Tier 1 capital to risk weighted assets	56,609	12.16%	27,932	6.00%	37,243	8.00%
Common Equity Tier 1 to risk weighted assets	56,609	12.16%	20,949	4.50%	30,260	6.50%
Tier 1 capital to average assets	56,609	8.37%	27,053	4.00%	33,817	5.00%

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:	(Dollars in thousands)
Total capital to risk weighted assets	$58,478	13.42%	$34,860	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	53,277	12.22%	26,159	6.00%	N/A	N/A
Common Equity Tier 1 to risk weighted assets	53,277	12.22%	19,619	4.50%	N/A	N/A
Tier 1 capital to average assets	53,277	8.54%	24,954	4.00%	N/A	N/A

Union:
Total capital to risk weighted assets	$58,094	13.37%	$34,761	8.00%	$43,451	10.00%
Tier 1 capital to risk weighted assets	52,893	12.17%	26,077	6.00%	34,769	8.00%
Common Equity Tier 1 to risk weighted assets	52,893	12.17%	19,558	4.50%	28,250	6.50%
Tier 1 capital to average assets	52,893	8.50%	24,891	4.00%	31,114	5.00%
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of May 10, 2017.

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