Form 10-Q
period 2017-03-31
UNION BANKSHARES INC
filed 2017-05-10
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2017

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
Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ]      No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 1, 2017.

Common Stock, $2 par value	4,462,031	shares

UNION BANKSHARES, INC.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets	(Dollars in thousands)
Cash and due from banks	$3,710	$4,272
Federal funds sold and overnight deposits	21,257	35,003
Cash and cash equivalents	24,967	39,275
Interest bearing deposits in banks	8,508	9,504
Investment securities available-for-sale	67,639	65,556
Investment securities held-to-maturity (fair value $998 thousand and $999 thousand at March 31, 2017 and December 31, 2016, respectively)	999	999
Loans held for sale	2,847	7,803
Loans	537,527	533,290
Allowance for loan losses	(5,192)	(5,247)
Net deferred loan costs	644	649
Net loans	532,979	528,692
Accrued interest receivable	2,042	2,259
Premises and equipment, net	13,272	13,525
Core deposit intangible	711	754
Goodwill	2,223	2,223
Investment in real estate limited partnerships	2,786	2,783
Company-owned life insurance	8,677	8,617
Other assets	8,801	9,391
Total assets	$676,451	$691,381
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$110,087	$112,384
Interest bearing	369,451	382,083
Time	102,527	103,193
Total deposits	582,065	597,660
Borrowed funds	31,727	31,595
Accrued interest and other liabilities	5,489	5,847
Total liabilities	619,281	635,102
Commitments and Contingencies
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,936,652 shares issued at March 31, 2017 and December 31, 2016.	9,874	9,874
Additional paid-in capital	658	620
Retained earnings	53,722	53,086
Treasury stock at cost; 474,625 shares at March 31, 2017 and 474,517 shares at December 31, 2016	(4,030)	(4,022)
Accumulated other comprehensive loss	(3,054)	(3,279)
Total stockholders' equity	57,170	56,279
Total liabilities and stockholders' equity	$676,451	$691,381
See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 1

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$6,322	$5,995
Interest on debt securities:
Taxable	242	249
Tax exempt	165	137
Dividends	45	17
Interest on federal funds sold and overnight deposits	30	5
Interest on interest bearing deposits in banks	35	45
Total interest and dividend income	6,839	6,448
Interest expense
Interest on deposits	422	425
Interest on borrowed funds	115	88
Total interest expense	537	513
Net interest income	6,302	5,935
Provision for loan losses	—	75
Net interest income after provision for loan losses	6,302	5,860
Noninterest income
Trust income	178	172
Service fees	1,440	1,412
Net gains on sales of loans held for sale	508	500
Other income	107	102
Total noninterest income	2,233	2,186
Noninterest expenses
Salaries and wages	2,568	2,458
Pension and employee benefits	879	943
Occupancy expense, net	390	317
Equipment expense	534	509
Other expenses	1,570	1,476
Total noninterest expenses	5,941	5,703
Income before provision for income taxes	2,594	2,343
Provision for income taxes	664	584
Net income	$1,930	$1,759
Earnings per common share	$0.43	$0.39
Weighted average number of common shares outstanding	4,462,057	4,458,165
Dividends per common share	$0.29	$0.27

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 2

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Net income	$1,930	$1,759
Other comprehensive income, net of tax:
Investment securities available-for-sale:
Net unrealized holding gains arising during the period on investment securities available-for-sale	225	512
Total other comprehensive income	225	512
Total comprehensive income	$2,155	$2,271

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 3

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Three Months Ended March 31, 2017 and 2016 (Unaudited)

	Common Stock
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances December 31, 2016	4,462,135	$9,874	$620	$53,086	$(4,022)	$(3,279)	$56,279
Net income	—	—	—	1,930	—	—	1,930
Other comprehensive income	—	—	—	—	—	225	225
Dividend reinvestment plan	117	—	4	—	1	—	5
Cash dividends declared ($0.29 per share)	—	—	—	(1,294)	—	—	(1,294)
Stock based compensation expense	—	—	34	—	—	—	34
Purchase of treasury stock	(225)	—	—	—	(9)	—	(9)
Balances March 31, 2017	4,462,027	$9,874	$658	$53,722	$(4,030)	$(3,054)	$57,170

Balances, December 31, 2015	4,457,177	$9,864	$501	$49,524	$(4,019)	$(2,302)	$53,568
Net income	—	—	—	1,759	—	—	1,759
Other comprehensive income	—	—	—	—	—	512	512
Cash dividends declared ($0.27 per share)	—	—	—	(1,203)	—	—	(1,203)
Stock based compensation expense	—	—	16	—	—	—	16
Exercise of stock options	1,340	2	25	—	—	—	27
Purchase of treasury stock	(145)	—	—	—	(4)	—	(4)
Balances, March 31, 2016	4,458,372	$9,866	$542	$50,080	$(4,023)	$(1,790)	$54,675

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 4

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income	$1,930	$1,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	307	320
Provision for loan losses	—	75
Deferred income tax provision	333	307
Net amortization of investment securities	113	84
Equity in losses of limited partnerships	157	118
Stock based compensation expense	34	16
Net decrease (increase) in unamortized loan costs	5	(31)
Proceeds from sales of loans held for sale	29,041	23,383
Origination of loans held for sale	(23,577)	(23,973)
Net gains on sales of loans held for sale	(508)	(500)
Net loss on disposals of premises and equipment	13	—
Decrease (increase) in accrued interest receivable	217	(246)
Amortization of core deposit intangible	43	43
Decrease in other assets	80	52
Contribution to defined benefit pension plan	(750)	(750)
Increase in other liabilities	419	668
Net cash provided by operating activities	7,857	1,325
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	2,988	896
Purchases	(1,992)	(497)
Investment securities available-for-sale
Proceeds from maturities, calls and paydowns	1,696	3,950
Purchases	(3,551)	(6,664)
Purchase of nonmarketable stock	—	(488)
Redemption of nonmarketable stock	—	323
Net increase in loans	(4,298)	(12,227)
Recoveries of loans charged off	6	5
Purchases of premises and equipment	(67)	(302)
Investments in limited partnerships	(186)	—
Net cash used in investing activities	(5,404)	(15,004)

Union Bankshares, Inc. Page 5

Cash Flows From Financing Activities
Advances on long-term borrowings	—	5,000
Repayment of long-term debt	(70)	(76)
Net increase in short-term borrowings outstanding	202	7,395
Net (decrease) increase in noninterest bearing deposits	(2,297)	2,117
Net (decrease) increase in interest bearing deposits	(12,632)	1,453
Net decrease in time deposits	(666)	(4,974)
Issuance of common stock	—	27
Purchase of treasury stock	(9)	(4)
Dividends paid	(1,289)	(1,203)
Net cash (used in) provided by financing activities	(16,761)	9,735
Net decrease in cash and cash equivalents	(14,308)	(3,944)
Cash and cash equivalents
Beginning of period	39,275	17,961
End of period	$24,967	$14,017
Supplemental Disclosures of Cash Flow Information
Interest paid	$540	$368
Income taxes paid	$—	$225
Dividends paid on Common Stock:
Dividends declared	$1,294	$1,203
Dividends reinvested	(5)	—
	$1,289	$1,203

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 6

UNION BANKSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Union Bankshares, Inc. and Subsidiary (together, the Company) as of March 31, 2017, and for the three months ended March 31, 2017 and 2016, have been prepared in conformity with GAAP for interim financial information, general practices within the banking industry, and the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The Company's sole subsidiary is Union Bank. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein, have been made. This information should be read in conjunction with the Company’s 2016 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2017, or any interim period.
Certain amounts in the 2016 consolidated financial statements have been reclassified to conform to the 2017 presentation.
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

Note 3. Per Share Information
Earnings per common share are computed based on the weighted average number of shares of common stock outstanding during the period and reduced for shares held in treasury. The assumed exercise of outstanding exercisable stock options and vesting of restricted stock units does not result in material dilution and is not included in the calculation.

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

The Company also initially recorded $1.7 million of acquired identifiable intangible assets in connection with the 2011 Branch Acquisition, representing the core deposit intangible which is subject to straight-line amortization over the estimated 10 year average life of the core deposit base, absent any future impairment. Management will evaluate the core deposit intangible for impairment if conditions warrant.

Amortization expense for the core deposit intangible was $43 thousand for the three months ended March 31, 2017 and 2016. The amortization expense is included in other expenses on the consolidated statement of income and is deductible for tax purposes. As of March 31, 2017, the remaining amortization expense related to the core deposit intangible, absent any future impairment, is expected to be as follows:

(Dollars in thousands)
2017	$128
2018	171
2019	171
2020	171
2021	70
Total	$711

Union Bankshares, Inc. Page 8

Note 6. Investment Securities
Investment securities as of the balance sheet dates consisted of the following:

March 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$9,996	$14	$(188)	$9,822
Agency mortgage-backed	20,148	24	(225)	19,947
State and political subdivisions	27,490	203	(500)	27,193
Corporate	10,241	104	(97)	10,248
Total debt securities	67,875	345	(1,010)	67,210
Mutual funds	429	—	—	429
Total	$68,304	$345	$(1,010)	$67,639
Held-to-maturity
U.S. Government-sponsored enterprises	$999	$—	$(1)	$998

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$10,221	$15	$(196)	$10,040
Agency mortgage-backed	18,283	27	(269)	18,041
State and political subdivisions	27,909	113	(650)	27,372
Corporate	9,745	84	(129)	9,700
Total debt securities	66,158	239	(1,244)	65,153
Mutual funds	403	—	—	403
Total	$66,561	$239	$(1,244)	$65,556
Held-to-maturity
U.S. Government-sponsored enterprises	$999	$—	$—	$999

Investment securities with a carrying amount of $14.2 million and $8.4 million at March 31, 2017 and December 31, 2016, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

There were no sales of AFS securities for the three months ended March 31, 2017 and March 31, 2016. The specific identification method is used to determine realized gains and losses on sales of securities AFS.

Union Bankshares, Inc. Page 9

The amortized cost and estimated fair value of debt securities by contractual scheduled maturity as of March 31, 2017 were as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Available-for-sale
Due in one year or less	$626	$628
Due from one to five years	5,829	5,910
Due from five to ten years	24,241	24,110
Due after ten years	17,031	16,615
	47,727	47,263
Agency mortgage-backed	20,148	19,947
Total debt securities available-for-sale	$67,875	$67,210
Held-to-maturity
Due in one year or less	$999	$998
Total debt securities held-to-maturity	$999	$998

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

Information pertaining to all investment securities with gross unrealized losses as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

March 31, 2017	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
Debt securities:
U.S. Government- sponsored enterprises	13	$8,280	$(170)	3	$1,084	$(19)	16	$9,364	$(189)
Agency mortgage-backed	23	15,439	(218)	1	323	(7)	24	15,762	(225)
State and political subdivisions	33	14,049	(479)	1	449	(21)	34	14,498	(500)
Corporate	6	2,971	(43)	4	1,646	(54)	10	4,617	(97)
Total	75	$40,739	$(910)	9	$3,502	$(101)	84	$44,241	$(1,011)

December 31, 2016	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
Debt securities:
U.S. Government- sponsored enterprises	13	$8,351	$(180)	3	$1,172	$(16)	16	$9,523	$(196)
Agency mortgage-backed	22	15,141	(261)	1	344	(8)	23	15,485	(269)
State and political subdivisions	40	16,481	(650)	—	—	—	40	16,481	(650)
Corporate	8	3,973	(56)	4	1,627	(73)	12	5,600	(129)
Total	83	$43,946	$(1,147)	8	$3,143	$(97)	91	$47,089	$(1,244)

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

The Company has the ability to hold the investment securities that had unrealized losses at March 31, 2017 for the foreseeable future and no declines were deemed by management to be OTT.

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

Union Bankshares, Inc. Page 11

The composition of Net loans as of the balance sheet dates were as follows:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Residential real estate	$172,440	$172,727
Construction real estate	37,437	34,189
Commercial real estate	247,087	249,063
Commercial	43,868	41,999
Consumer	3,574	3,962
Municipal	33,121	31,350
Gross loans	537,527	533,290
Allowance for loan losses	(5,192)	(5,247)
Net deferred loan costs	644	649
Net loans	$532,979	$528,692
There were no loans pledged as collateral on deposits of municipalities at March 31, 2017 and December 31, 2016. Qualifying residential first mortgage loans and certain commercial real estate loans held by Union may be pledged as collateral for borrowings from the FHLB under a blanket lien.

A summary of current, past due and nonaccrual loans as of the balance sheet dates follows:

March 31, 2017	Current	30-59 Days	60-89 Days	90 Days and Over and Accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$167,539	$2,733	$274	$90	$1,804	$172,440
Construction real estate	37,049	320	—	—	68	37,437
Commercial real estate	243,804	1,929	—	157	1,197	247,087
Commercial	43,590	240	14	10	14	43,868
Consumer	3,566	8	—	—	—	3,574
Municipal	33,121	—	—	—	—	33,121
Total	$528,669	$5,230	$288	$257	$3,083	$537,527

December 31, 2016	Current	30-59 Days	60-89 Days	90 Days and Over and Accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$168,125	$1,661	$472	$672	$1,797	$172,727
Construction real estate	34,148	17	—	—	24	34,189
Commercial real estate	245,402	1,642	153	157	1,709	249,063
Commercial	41,920	12	42	10	15	41,999
Consumer	3,946	12	3	1	—	3,962
Municipal	31,350	—	—	—	—	31,350
Total	$524,891	$3,344	$670	$840	$3,545	$533,290
There was one residential real estate loan totaling $11 thousand in process of foreclosure at March 31, 2017. Aggregate interest on nonaccrual loans not recognized was $1.3 million and $1.2 million as of March 31, 2017 and 2016, respectively, and $1.3 million as of December 31, 2016.

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

The ALL is maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio as of the balance sheet date. The amount of the ALL is based on management's periodic evaluation of the collectability of the loan portfolio, including the nature, volume and risk characteristics of the portfolio, credit concentrations, trends in historical loss experience, estimated value of any underlying collateral, specific impaired loans and economic conditions. There has been no change to the methodology used to estimate the ALL during the first quarter of 2017. While management uses available information to recognize losses on loans, future additions to the ALL may be necessary based on changes in economic conditions or other relevant factors.

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

Changes in the ALL, by class of loans, for the three months ended March 31, 2017 and 2016 were as follows:

For The Three Months Ended March 31, 2017	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2016	$1,399	$391	$2,687	$342	$26	$40	$362	$5,247
Provision (credit) for loan losses	29	48	(26)	4	—	2	(57)	—
Recoveries of amounts charged off	2	3	—	—	1	—	—	6
	1,430	442	2,661	346	27	42	305	5,253
Amounts charged off	(58)	—	—	—	(3)	—	—	(61)
Balance, March 31, 2017	$1,372	$442	$2,661	$346	$24	$42	$305	$5,192

For The Three Months Ended March 31, 2016	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2015	$1,419	$514	$2,792	$209	$28	$38	$201	$5,201
Provision (credit) for loan losses	87	(51)	(63)	41	(1)	9	53	75
Recoveries of amounts charged off	—	3	—	1	1	—	—	5
	1,506	466	2,729	251	28	47	254	5,281
Amounts charged off	(120)	—	—	(33)	(3)	—	—	(156)
Balance, March 31, 2016	$1,386	$466	$2,729	$218	$25	$47	$254	$5,125

Union Bankshares, Inc. Page 14

The allocation of the ALL, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates were as follows:

March 31, 2017	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$61	$—	$21	$—	$—	$—	$—	$82
Collectively evaluated for impairment	1,311	442	2,640	346	24	42	305	5,110
Total allocated	$1,372	$442	$2,661	$346	$24	$42	$305	$5,192

December 31, 2016	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$63	$—	$40	$—	$—	$—	$—	$103
Collectively evaluated for impairment	1,336	391	2,647	342	26	40	362	5,144
Total allocated	$1,399	$391	$2,687	$342	$26	$40	$362	$5,247

The recorded investment in loans, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates were as follows:

March 31, 2017	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,579	$87	$2,220	$417	$—	$—	$4,303
Collectively evaluated for impairment	170,861	37,350	244,867	43,451	3,574	33,121	533,224
Total	$172,440	$37,437	$247,087	$43,868	$3,574	$33,121	$537,527

December 31, 2016	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,448	$88	$3,328	$432	$—	$—	$5,296
Collectively evaluated for impairment	171,279	34,101	245,735	41,567	3,962	31,350	527,994
Total	$172,727	$34,189	$249,063	$41,999	$3,962	$31,350	$533,290

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

Union Bankshares, Inc. Page 15

5-7 Rating - Substandard
Borrowers exhibit well defined weaknesses that jeopardize the orderly liquidation of debt. The loan may be inadequately protected by the net worth and paying capacity of the obligor and/or the underlying collateral is inadequate.

The following tables summarize the loan ratings applied to the Company's loans by class as of the balance sheet dates:

March 31, 2017	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$158,122	$30,870	$178,399	$39,151	$3,524	$33,121	$443,187
Satisfactory/Monitor	10,763	6,413	65,304	4,002	50	—	86,532
Substandard	3,555	154	3,384	715	—	—	7,808
Total	$172,440	$37,437	$247,087	$43,868	$3,574	$33,121	$537,527

December 31, 2016	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$158,140	$29,248	$182,247	$38,219	$3,928	$31,350	$443,132
Satisfactory/Monitor	10,641	4,830	62,193	3,109	34	—	80,807
Substandard	3,946	111	4,623	671	—	—	9,351
Total	$172,727	$34,189	$249,063	$41,999	$3,962	$31,350	$533,290

The following table provides information with respect to impaired loans by class of loan as of and for the three months ended March 31, 2017:

	As of March 31, 2017			For The Three Months Ended March 31, 2017
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$305	$314	$61
Commercial real estate	252	252	21
With an allowance recorded	557	566	82

Residential real estate	1,274	1,773	—
Construction real estate	87	87	—
Commercial real estate	1,968	2,039	—
Commercial	417	417	—
With no allowance recorded	3,746	4,316	—

Residential real estate	1,579	2,087	61	$1,514	$11
Construction real estate	87	87	—	87	1
Commercial real estate	2,220	2,291	21	2,774	32
Commercial	417	417	—	424	7
Total	$4,303	$4,882	$82	$4,799	$51
____________________

(1)	Does not reflect government guaranties on impaired loans as of March 31, 2017 totaling $623 thousand.

Union Bankshares, Inc. Page 16

The following table provides information with respect to impaired loans by class of loan as of and for the three months ended March 31, 2016:

	As of March 31, 2016			For The Three Months Ended March 31, 2016
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$1,176	$1,422	$76	$1,186	$11
Construction real estate	91	91	—	92	1
Commercial real estate	3,107	3,195	86	3,100	14
Commercial	475	475	20	484	—
Total	$4,849	$5,183	$182	$4,862	$26
____________________

(1)	Does not reflect government guaranties on impaired loans as of March 31, 2016 totaling $590 thousand.

The following table provides information with respect to impaired loans as of December 31, 2016:

	December 31, 2016
	Recorded Investment (1)	Principal Balance (1)	Related Allowance
	(Dollars in thousands)
Residential real estate	$308	$317	$63
Commercial real estate	488	520	40
With an allowance recorded	796	837	103

Residential real estate	1,140	1,561	—
Construction real estate	88	88	—
Commercial real estate	2,840	2,910	—
Commercial	432	432	—
With no allowance recorded	4,500	4,991	—

Residential real estate	1,448	1,878	63
Construction real estate	88	88	—
Commercial real estate	3,328	3,430	40
Commercial	432	432	—
Total	$5,296	$5,828	$103
____________________

(1)	Does not reflect government guaranties on impaired loans as of December 31, 2016 totaling $637 thousand.

Union Bankshares, Inc. Page 17

The following is a summary of TDR loans by class of loan as of the balance sheet dates:

	March 31, 2017		December 31, 2016
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Residential real estate	23	$1,579	20	$1,448
Construction real estate	1	87	1	88
Commercial real estate	9	1,207	10	1,452
Commercial	2	417	2	431
Total	35	$3,290	33	$3,419
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
The following table provides new TDR activity for the three months ended March 31, 2017 and 2016:

	New TDRs During the			New TDRs During the
	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in thousands)
Residential real estate	3	$140	$149	1	$57	$57

There were no TDR loans modified within the previous twelve months that had subsequently defaulted during the three month periods ended March 31, 2017 or March 31, 2016. TDR loans are considered defaulted at 90 days past due.

At March 31, 2017 and December 31, 2016, the Company was not committed to lend any additional funds to borrowers whose loans were nonperforming, impaired or restructured.

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

The Company's defined pension benefit obligation and net periodic benefit cost are actuarially determined based on assumptions regarding the appropriate discount rate, current and expected future return on Plan assets, and anticipated mortality rates. Weighted average assumptions used to determine the net periodic pension benefit for the three months ended March 31, 2017 and 2016 have remained consistent with assumptions disclosed in the Company's annual report on Form 10-K. However, the expected rate of return on plan assets for 2017 has been reduced to 6.00% compared to 6.75% as disclosed in the annual report on Form 10-K. This reduction results in an estimated net periodic pension benefit for the year ended December 31, 2017 of $80 thousand.

Union Bankshares, Inc. Page 18

Net periodic pension benefit for the three months ended March 31 consisted of the following components:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Interest cost on projected benefit obligation	$172	$175
Expected return on plan assets	(243)	(259)
Amortization of net loss	51	41
Net periodic benefit	$(20)	$(43)

Note 10.  Stock Based Compensation
The Company's current stock-based compensation plan is the Union Bankshares, Inc. 2014 Equity Incentive Plan. Under the 2014 Equity Plan, 50,000 shares of the Company’s common stock are available for equity awards of incentive stock options, nonqualified stock options, restricted stock and RSUs to eligible officers and (except for awards of incentive stock options) nonemployee directors. Shares available for issuance of awards under the 2014 Equity Plan consist of unissued shares of the Company’s common stock and/or shares held in treasury. As of March 31, 2017, there were outstanding grants under the plan of RSUs and incentive stock options.

RSUs. Each RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. The general terms of the awards are described in the Company's annual report on Form 10-K. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights.

The following table presents a summary of the unvested RSUs from the 2015 and 2016 Award Plan Summaries as of March 31, 2017:

	Number of Unvested RSUs	Weighted-Average Grant Date Fair Value
2015 Award	3,089	$27.91
2016 Award	3,569	45.45
Total	6,658	$37.31
Unrecognized compensation expense related to the unvested RSUs as of March 31, 2017 and March 31, 2016 was $186 thousand and $138 thousand, respectively.
During the three months ended March 31, 2017, a total of 3,308 contingent RSUs were provisionally granted. The estimated number of contingent RSUs provisionally granted was based on target performance-based payout amounts detailed in the 2017 Award Plan Summary approved by the Board of Directors and on the closing market price of the Company's stock on the March 15, 2017 grant date ($41.20 per share). As with the 2015 and 2016 grants, one half is in the form of Time-Based RSUs and one-half is in the form of Performance-Based RSUs. The actual number of RSUs granted (if any) will be determined as of the earned date of December 31, 2017. The contingent RSUs were granted on substantially the same terms and conditions as the RSUs granted under the 2016 Award Plan Summary. As of March 31, 2017, the estimated unrecognized compensation expense related to the provisionally granted RSUs, based on the closing market price of the Company's stock on the grant date of March 15, 2017 was $136 thousand.

Stock options. As of March 31, 2017, 4,500 incentive stock options granted in December 2014 under the 2014 Equity Plan remained outstanding and exercisable and will expire in December 2021. There was no unrecognized compensation cost related to these options as of March 31, 2017. The intrinsic value of these options was $85 thousand as of March 31, 2017.

As of March 31, 2017, 34,986 shares remained available for future equity awards under the 2014 Equity Plan.

As of March 31, 2017, 4,000 incentive stock options granted under the 2008 ISO Plan remained outstanding and exercisable, with the last of such options expiring in December 2020. There was no unrecognized compensation cost related to these options as of March 31, 2017. The intrinsic value of these options was $86 thousand as of March 31, 2017.

Union Bankshares, Inc. Page 19

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

As of the balance sheet dates, the components of Accumulated OCI, net of tax, were:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Net unrealized loss on investment securities available-for-sale	$(439)	$(664)
Defined benefit pension plan net unrealized actuarial loss	(2,615)	(2,615)
Total	$(3,054)	$(3,279)

The following tables disclose the tax effects allocated to each component of OCI for the three months ended March 31:

	Three Months Ended
	March 31, 2017			March 31, 2016
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
	(Dollars in thousands)
Investment securities available-for-sale:
Net unrealized holding gains arising during the period on investment securities available-for-sale	$341	$(116)	$225	$776	$(264)	$512
Total other comprehensive income	$341	$(116)	$225	$776	$(264)	$512

There were no reclassification adjustments from OCI for the three months ended March 31, 2017 and 2016.

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

The following is a description of the valuation methodologies used for the Company’s assets that are measured on a recurring basis at estimated fair value:
Investment securities AFS: Marketable equity securities and mutual funds have been valued using unadjusted quoted prices from active markets and therefore have been classified as Level 1. However, the majority of the Company’s AFS securities have been valued utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include market

Union Bankshares, Inc. Page 20

maker bids, quotes and pricing models. Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows.

Assets measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017:	(Dollars in thousands)
Investment securities available-for-sale (market approach)
Debt securities:
U.S. Government-sponsored enterprises	$9,822	$—	$9,822	$—
Agency mortgage-backed	19,947	—	19,947	—
State and political subdivisions	27,193	—	27,193	—
Corporate	10,248	—	10,248	—
Total debt securities	67,210	—	67,210	—
Mutual funds	429	429	—	—
Total	$67,639	$429	$67,210	$—

December 31, 2016:
Investment securities available-for-sale (market approach)
Debt securities:
U.S. Government-sponsored enterprises	$10,040	$—	$10,040	$—
Agency mortgage-backed	18,041	—	18,041	—
State and political subdivisions	27,372	—	27,372	—
Corporate	9,700	—	9,700	—
Total debt securities	65,153	—	65,153	—
Mutual funds	403	403	—	—
Total	$65,556	$403	$65,153	$—

There were no significant transfers in or out of Levels 1 and 2 during the three months ended March 31, 2017, nor were there any Level 3 assets at any time during the period. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as impaired loans, HTM securities, MSRs and OREO, were not considered material at March 31, 2017 or December 31, 2016. The Company has not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.

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

Union Bankshares, Inc. Page 21

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

Union Bankshares, Inc. Page 22

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	March 31, 2017
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$24,967	$24,967	$24,967	$—	$—
Interest bearing deposits in banks	8,508	8,518	—	8,518	—
Investment securities	68,638	67,637	429	67,208	—
Loans held for sale	2,847	2,905	—	2,905	—
Loans, net
Residential real estate	171,275	172,799	—	—	172,799
Construction real estate	37,040	36,859	—	—	36,859
Commercial real estate	244,417	243,129	—	—	243,129
Commercial	43,574	43,088	—	—	43,088
Consumer	3,554	3,619	—	—	3,619
Municipal	33,119	33,519	—	—	33,519
Accrued interest receivable	2,042	2,042	—	446	1,596
Nonmarketable equity securities	2,354	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$110,087	$110,087	$110,087	$—	$—
Interest bearing	369,451	369,451	369,451	—	—
Time	102,527	101,878	—	101,878	—
Borrowed funds
Short-term	1,301	1,301	1,301	—	—
Long-term	30,426	30,359	—	30,359	—
Accrued interest payable	89	89	—	89	—

Union Bankshares, Inc. Page 23

	December 31, 2016
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$39,275	$39,275	$39,275	$—	$—
Interest bearing deposits in banks	9,504	9,528	—	9,528	—
Investment securities	66,555	66,555	403	66,152	—
Loans held for sale	7,803	7,958	—	7,958	—
Loans, net
Residential real estate	171,538	173,024	—	—	173,024
Construction real estate	33,840	33,963	—	—	33,963
Commercial real estate	246,317	245,979	—	—	245,979
Commercial	41,708	41,491	—	—	41,491
Consumer	3,941	4,014	—	—	4,014
Municipal	31,348	31,749	—	—	31,749
Accrued interest receivable	2,259	2,259	—	414	1,845
Nonmarketable equity securities	2,354	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$112,384	$112,384	$112,384	$—	$—
Interest bearing	382,083	382,083	382,083	—	—
Time	103,193	102,594	—	102,594	—
Borrowed funds
Short-term	1,099	1,099	1,099	—	—
Long-term	30,496	30,423	—	30,423	—
Accrued interest payable	92	92	—	92	—
The carrying amounts in the preceding tables are included in the consolidated balance sheets under the applicable captions.

Note 13. Subsequent Events
Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with GAAP. Events occurring subsequent to March 31, 2017 have been evaluated as to their potential impact to the consolidated financial statements.

On April 19, 2017, the Company declared a regular quarterly cash dividend of $0.29 per share, payable May 10, 2017, to stockholders of record on April 29, 2017.

Union Bankshares, Inc. Page 24

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
GENERAL
The following discussion and analysis focuses on those factors that, in management's view, had a material effect on the financial position of the Company as of March 31, 2017 and December 31, 2016, and its results of operations for the three months ended March 31, 2017 and 2016. This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company's Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of the Company's management, the interim unaudited data reflects all adjustments, consisting only of normal recurring adjustments and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim periods presented. Management is not aware of the occurrence of any events after March 31, 2017 which would materially affect the information presented.
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

Factors that may cause results or performance to differ materially from those expressed in forward-looking statements include, but are not limited to: (1) general economic conditions and financial instability, either nationally, internationally, regionally or locally; (2) increased competitive pressures including those from tax-advantaged credit unions and other financial service providers in the Company's northern Vermont and New Hampshire market area or in the financial services industry generally, from increasing consolidation and integration of financial service providers, and from changes in technology and delivery systems; (3) the effect of and changes in the United States monetary and fiscal policies, including interest rates changes in ways that continues to put pressure on the Company's interest spread or margins as depositors will be seeking higher rates on deposit accounts (4) changes in laws or government rules, or the way in which courts or government agencies interpret or implement those laws or rules, that increase our costs of doing business or otherwise adversely affect the Company's business; (5) changes in federal or state tax policy; (6) the effect of federal and state health care reform efforts; (7) changes in the level of nonperforming assets and charge-offs; (8) changes in estimates of future reserve requirements based upon relevant regulatory and accounting requirements; (9) changes in information technology that require increased capital spending; (10) changes in consumer and business spending, borrowing and savings habits; (11) increased cyber security threats.

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

Union Bankshares, Inc. Page 25

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

Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2016 for a more in-depth discussion of the Company's critical accounting policies. There have been no changes to the Company's critical accounting policies since the filing of that report.

OVERVIEW

The Company's net income was $1.9 million for the quarter ended March 31, 2017 compared to $1.8 million for the quarter ended March 31, 2016, an increase of $171 thousand, or 9.7%. These results reflected an increase in the Company's net interest income of $367 thousand, or 6.2%, a decrease in the provision for loan losses of $75 thousand, or 100.0%, and an increase in noninterest income of $47 thousand, or 2.2%. These positive changes were partially offset by an increase in noninterest expenses of $238 thousand, or 4.2% and an increase in the provision for income taxes of $80 thousand, or 13.7%.

At March 31, 2017, the Company had total consolidated assets of $676.5 million, including gross loans and loans held for sale (total loans) of $540.4 million, deposits of $582.1 million and stockholders' equity of $57.2 million. The Company’s total assets at March 31, 2017 decreased $14.9 million, or 2.2%, from $691.4 million at December 31, 2016, and increased $35.6 million, or 5.6%, compared to March 31, 2016.

The Company's total capital increased from $56.3 million at December 31, 2016 to $57.2 million at March 31, 2017. This increase primarily reflects net income of $1.9 million for the first three months of 2017 and an increase of $225 thousand in accumulated OCI, less regular cash dividends paid of $1.3 million. (See Capital Resources on page 38.)

Union Bankshares, Inc. Page 26

The following unaudited per share information and key ratios depict several measurements of performance or financial condition at or for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended or At March 31,
	2017	2016
Return on average assets (ROA) (1)	1.14%	1.11%
Return on average equity (1)	13.67%	12.90%
Net interest margin (1)(2)	4.15%	4.14%
Efficiency ratio (3)	67.95%	70.01%
Net interest spread (4)	4.06%	4.05%
Loan to deposit ratio	92.84%	92.90%
Net loan charge-offs to average loans not held for sale (1)	0.04%	0.12%
Allowance for loan losses to loans not held for sale	0.97%	1.00%
Nonperforming assets to total assets (5)	0.49%	0.48%
Equity to assets	8.45%	8.53%
Total capital to risk weighted assets	13.40%	13.15%
Book value per share	$12.81	$12.26
Earnings per share	$0.43	$0.39
Dividends paid per share	$0.29	$0.27
Dividend payout ratio (6)	67.44%	69.23%
____________________

(1)	Annualized.

(2)	The ratio of tax equivalent net interest income to average earning assets. See page 28 for more information.

(3)	The ratio of noninterest expense to tax equivalent net interest income and noninterest income, excluding securities gains (losses).

(4)	The difference between the average rate earned on earning assets and the average rate paid on interest bearing liabilities. See page 28 for more information.

(5)	Nonperforming assets are loans or investment securities that are in nonaccrual or 90 or more days past due as well as OREO or OAO.

(6)	Cash dividends declared and paid per share divided by consolidated net income per share.

RESULTS OF OPERATIONS
Net Interest Income. The largest component of the Company’s operating income is net interest income, which is the difference between interest and dividend income received from interest earning assets and interest expense paid on interest bearing liabilities. Net interest income is affected by various factors including, but not limited to changes in interest rates, loan and deposit pricing strategies, the volume and mix of interest earning assets and interest bearing liabilities, and the level of nonperforming assets. Net interest margin is calculated as the net interest income on a fully tax equivalent basis as a percentage of average earning assets. The net interest margin was 4.15% and 4.14% for the three months ended March 31, 2017 and March 31, 2016, respectively.
Interest income was $6.8 million, on a fully tax equivalent basis for the three months ended March 31, 2017, compared to $6.4 million for the three months ended March 31, 2016, an increase of $391 thousand, or 7.29%. The average yield on earning assets remained flat for the comparison periods, however, the volume of earning assets increased $43.2 million. Although the FRB initiated two 25 bp increases in short-term rates, one in December 2016 and the other in March 2017, our average yield on loans for the quarter ended March 31, 2017 increased by only 2 bps over the same period last year, as not all of our loans are set to reprice immediately, or may be in the initial fixed period. The Company did see an improvement in interest income on loans of $327 thousand, however this was primarily attributable to the $30.5 million increase in the average balances for the comparison periods.
The average cost of funds, which is tied primarily to our customer deposits, decreased 1 bp to 0.43% for the three months ended March 31, 2017 compared to 0.44% for the same period last year. During the third quarter of 2016, Union began offering fully FDIC insured money market and demand deposit accounts through the Promontory Interfinancial Network. Several municipal and commercial customers began utilizing these products and as monies in time deposits matured they were transfered into these money market and demand accounts. As a result, an increase in the average balance and average rate paid on interest bearing

Union Bankshares, Inc. Page 27

checking accounts and savings and money market accounts occurred for the three months ended March 31, 2017, with a corresponding decrease in time deposits. See the following table for details.
The following table shows for the periods indicated the total amount of income recorded from average interest earning assets, the related average tax equivalent yields, the interest expense associated with average interest bearing liabilities, the related average rates paid, and the resulting tax equivalent net interest spread and margin.

	Three Months Ended March 31,
	2017			2016
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$19,217	$30	0.63%	$9,166	$5	0.20%
Interest bearing deposits in banks	9,252	35	1.54%	12,674	45	1.42%
Investment securities (1), (2)	68,456	428	2.96%	62,861	387	2.86%
Loans, net (1), (3)	537,117	6,322	4.87%	506,613	5,995	4.85%
Nonmarketable equity securities	2,354	24	4.16%	1,867	16	3.41%
Total interest earning assets (1)	636,396	6,839	4.49%	593,181	6,448	4.49%
Cash and due from banks	4,123			4,604
	13,416			13,057
Other assets	22,062			22,279
Total assets	$675,997			$633,121
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$140,253	39	0.11%	$118,641	23	0.08%
Savings/money market accounts	230,935	211	0.37%	184,727	79	0.17%
Time deposits	103,723	172	0.67%	149,883	323	0.86%
Borrowed funds	32,720	115	1.41%	18,265	88	1.91%
Total interest bearing liabilities	507,631	537	0.43%	471,516	513	0.44%
Noninterest bearing deposits	106,794			102,254
Other liabilities	5,109			4,800
Total liabilities	619,534			578,570
Stockholders' equity	56,463			54,551
Total liabilities and stockholders’ equity	$675,997			$633,121
Net interest income		$6,302			$5,935
Net interest spread (1)			4.06%			4.05%
Net interest margin (1)			4.15%			4.14%
__________________

(1)	Average yields reported on a tax equivalent basis using a marginal tax rate of 34%.

(2)	Average balances of investment securities are calculated on the amortized cost basis and include nonaccrual securities, if applicable.

(3)	Includes loans held for sale as well as nonaccrual loans, unamortized costs and unamortized premiums and is net of the allowance for loan losses.

Union Bankshares, Inc. Page 28

Tax exempt interest income amounted to $433 thousand and $428 thousand for the three months ended March 31, 2017 and 2016, respectively. The following table presents the effect of tax exempt income on the calculation of net interest income, using a marginal tax rate of 34% for the 2017 and 2016 three month comparison periods:

	For The Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Net interest income as presented	$6,302	$5,935
Effect of tax-exempt interest
Investment securities	79	62
Loans	130	131
Net interest income, tax equivalent	$6,511	$6,128

Rate/Volume Analysis. The following table describes the extent to which changes in average interest rates (on a fully tax-equivalent basis) and changes in volume of average interest earning assets and interest bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to:

•	changes in volume (change in volume multiplied by prior rate);

•	changes in rate (change in rate multiplied by prior volume); and

•	total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016 Increase/(Decrease) Due to Change In
	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$9	$16	$25
Interest bearing deposits in banks	(13)	3	(10)
Investment securities	33	8	41
Loans, net	301	26	327
Nonmarketable equity securities	5	3	8
Total interest earning assets	$335	$56	$391
Interest bearing liabilities:
Interest bearing checking accounts	$5	$11	$16
Savings/money market accounts	23	109	132
Time deposits	(87)	(64)	(151)
Borrowed funds	55	(28)	27
Total interest bearing liabilities	$(4)	$28	$24
Net change in net interest income	$339	$28	$367

Provision for Loan Losses. There was no loan loss provision recorded for the three months ended March 31, 2017 compared to $75 thousand for the three months ended March 31, 2016. No provision for the first three months of 2017 was deemed appropriate by management based on the size and mix of the loan portfolio, the level of nonperforming loans, the results of the qualitative factor review and the outlook for future economic conditions. For further details, see FINANCIAL CONDITION- Allowance for Loan Losses and Asset Quality below.

Union Bankshares, Inc. Page 29

Noninterest Income. Noninterest income was $2.2 million, or 24.6% of total income for the three months ended March 31, 2017, compared to $2.2 million, or 25.3% of total income for the three months ended March 31, 2016 . The following table sets forth the components of noninterest income and changes from 2016 to 2017:

	For The Three Months Ended March 31,
	2017	2016	$ Variance	% Variance
	(Dollars in thousands)
Trust income	$178	$172	$6	3.5
Service fees	1,440	1,412	28	2.0
Net gains on sales of loans held for sale	508	500	8	1.6
Income from Company-owned life insurance	60	73	(13)	(17.8)
Other income	47	29	18	62.1
Total noninterest income	$2,233	$2,186	$47	2.2

The significant changes in noninterest income for the three months ended March 31, 2017 compared to the same period in 2016 are described below:

•
Service fees. Total service fees increased $28 thousand for the three months ended March 31, 2017 compared to the same period in 2016 due to increases of $20 thousand in overdraft fees and $40 thousand in loan servicing income, partially offset by a decrease of $26 thousand in service charges on deposit accounts.

•
Income from Company-owned life insurance. Income from Company-owned life insurance decreased $13 thousand for the three months ended March 31, 2017 compared to the same period in 2016. The total yield on the policies has decreased as insurance costs have increased as each participant is another year older. Additionally, one of the higher yielding policies was redeemed in the second quarter of 2016 due to the death of an insured director.

•
Other income. Mortgage servicing rights income increased $24 thousand for the three months ended March 31, 2017 compared to the same period in 2016. This increase was partially offset by a decrease in miscellaneous noninterest income of $7 thousand during the first three months of 2017 compared to the same period in 2016.

Noninterest Expense. Noninterest expense increased $238 thousand, or 4.2%, for the three months ended March 31, 2017 compared to the same period in 2016. The following table sets forth the components of noninterest expense and changes between the three month comparison periods of 2017 and 2016:

	For The Three Months Ended March 31,
	2017	2016	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$2,568	$2,458	$110	4.5
Pension and employee benefits	879	943	(64)	(6.8)
Occupancy expense, net	390	317	73	23.0
Equipment expense	534	509	25	4.9
Vermont franchise tax	143	137	6	4.4
FDIC insurance assessment	95	83	12	14.5
Other expenses	1,332	1,256	76	6.1
Total noninterest expense	$5,941	$5,703	$238	4.2
The significant changes in noninterest expense for the first quarter compared to the same period in 2016 are described below:

•
Salaries and wages. The increase of $110 thousand for the comparison period represents normal annual salary increases and a $23 thousand increase in expense related to the deferral of salary expense due to accounting methods utilized to account for loan origination costs The deferral of salary expense related to loan origination costs would typically reduce the Company's total salary expense, however due to the timing of loan originations and sales to the secondary market during the comparison periods this resulted in an increase to salary expense.

Union Bankshares, Inc. Page 30

•
Pension and employee benefits. Pension and employee benefits decreased $64 thousand for the three months ended March 31, 2017 compared to the same period in 2016. The decrease is the result of a reduction in the cost of the Company's medical plan of $95 thousand from receiving a $130 thousand plan credit due to favorable 2016 claims experience, partially offset by increases in premium rates for the current year. Additionally, the benefit received from the pension plan was reduced by $22 thousand for the three months ended March 31, 2017, compared to the same period in 2016 based on the actuarial valuation report prepared as of December 31, 2016 for the 2017 fiscal year. Lastly, the Company's 401k contribution expense was $25 thousand less for the three months ended March 31, 2017 compared to the same period in 2016 as the 2016 profit sharing contribution paid to employees was less than the amount accrued based on the end of year employee census information.

•
Occupancy expense. The Company experienced increased costs in repairs and maintenance for its facilities between the three month periods ended March 31, 2017 and 2016. The mild winter experienced in Vermont and New Hampshire in 2016 resulted in lower than normal plowing costs. Also, the Company's janitorial services increased approximately $13 thousand during the comparison period due to a change in vendor.

•
Equipment expense. Increases in software and license maintenance contracts of $34 thousand partially offset by a $9 thousand reduction in depreciation expense account for the change in equipment expense for the three months ended March 31, 2017, compared to the same period in 2016.

Provision for Income Taxes. The Company has provided for current and deferred federal income taxes for the three months ended March 31, 2017 and 2016. The Company's net provision for income taxes was $664 thousand and $584 thousand for the three months ended March 31, 2017 and 2016, respectively. The Company's effective tax rate was 25.6% for the three months ended March 31, 2017, compared to an effective tax rate of 24.9% for the same period in 2016.

Amortization expense related to limited partnership investments is included as a component of tax expense and amounted to $157 thousand and $118 thousand for the three months ended March 31, 2017 and 2016, respectively. These investments provide tax benefits, including tax credits. Low income housing tax credits with respect to limited partnership investments are also included as a component of income tax expense and amounted to $158 thousand and $129 thousand for the three months ended March 31, 2017 and 2016, respectively.

FINANCIAL CONDITION

At March 31, 2017, the Company had total consolidated assets of $676.5 million, including gross loans and loans held for sale (total loans) of $540.4 million, deposits of $582.1 million and stockholders' equity of $57.2 million. The Company’s total assets at March 31, 2017 decreased $14.9 million, or 2.2%, from $691.4 million at December 31, 2016, and increased $35.6 million, or 5.6%, compared to March 31, 2016.

Net loans and loans held for sale decreased a total of $669 thousand, or 0.1%, to $535.8 million, or 79.2% of total assets at March 31, 2017, compared to $536.5 million, or 77.6% of total assets at December 31, 2016. (See Loans Held for Sale and Loan Portfolio below.)

Total deposits decreased $15.6 million, or 2.6%, to $582.1 million at March 31, 2017, from $597.7 million at December 31, 2016. There were decreases in interest bearing deposits of $12.6 million, or 3.3%, noninterest bearing deposits of $2.3 million, or 2.0%, and time deposits of $666 thousand, or 0.6%. (See average balances and rates in the Yields Earned and Rates Paid table on page 28.)

Total borrowed funds increased $132 thousand, or 0.4%, from $31.6 million at December 31, 2016 to $31.7 million at March 31, 2017 from an increase in customer overnight collateralized repurchase between December 31, 2016 and March 31, 2017. (See Borrowings on page 36.)

Total stockholders’ equity increased $891 thousand to $57.2 million at March 31, 2017 from $56.3 million at December 31, 2016. (See Capital Resources on page 38.)

Loans Held for Sale and Loan Portfolio. Total loans (including loans held for sale) decreased $719 thousand, or 0.1%, to $540.4 million, representing 79.9% of assets at March 31, 2017, from $541.1 million, representing 78.3% of assets at December 31, 2016. The total loan portfolio at March 31, 2017 increased $21.1 million compared to the March 31, 2016 level of $519.3 million, representing 81.0% of assets. The Company’s loans consist primarily of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Real estate secured loans represented $459.8 million, or 85.1% of total loans at March 31, 2017 and $463.8 million, or 85.7% of total loans at December 31, 2016. Although competition for good loans is strong, especially in the commercial sector, the Company has been able to originate loans to both current and

Union Bankshares, Inc. Page 31

new customers while maintaining credit quality. The composition of the Company’s loan portfolio remained relatively unchanged from December 31, 2016 and there was no material change in the Company’s lending programs or terms during the three months ended March 31, 2017.

The composition of the Company's loan portfolio as of March 31, 2017 and December 31, 2016 was as follows:

	March 31, 2017		December 31, 2016
Loan Class	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$172,440	31.9	$172,727	31.9
Construction real estate	37,437	6.9	34,189	6.3
Commercial real estate	247,087	45.7	249,063	46.0
Commercial	43,868	8.1	41,999	7.8
Consumer	3,574	0.7	3,962	0.7
Municipal	33,121	6.2	31,350	5.8
Loans held for sale	2,847	0.5	7,803	1.5
Total loans	540,374	100.0	541,093	100.0
Allowance for loan losses	(5,192)		(5,247)
Unamortized net loan costs	644		649
Net loans and loans held for sale	$535,826		$536,495
The Company originates and sells qualified residential mortgage loans in various secondary market avenues, with a majority of sales made to the FHLMC/Freddie Mac. At March 31, 2017, the Company serviced a $624.5 million residential real estate mortgage portfolio, of which $2.8 million was held for sale and approximately $449.3 million was serviced for unaffiliated third parties.

The Company sold $28.5 million of qualified residential real estate loans primarily originated during the first three months of 2017 to the secondary market to mitigate long-term interest rate risk and to generate fee income, compared to sales of $22.9 million during the first three months of 2016. The Company generally retains the servicing rights on sold residential mortgage loans. The Company originates and sells FHA, VA, and RD residential mortgage loans, and also has an Unconditional Direct Endorsement Approval from HUD which allows the Company to approve FHA loans originated in any of its Vermont or New Hampshire locations without needing prior HUD approval. The Company sells VA and FHA loans as originated with servicing released. Some of the government backed loans qualify for zero down payments without geographic or income restrictions. These loan products increase the Company's ability to serve the borrowing needs of residents in the communities we serve, including low and moderate income borrowers, while the government guaranty mitigates our exposure to credit risk.
The Company also originates commercial real estate and commercial loans under various SBA, USDA and State sponsored programs which provide a government agency guaranty for a portion of the loan amount. There was $5.3 million guaranteed under these various programs at March 31, 2017 on an aggregate balance of $6.6 million in subject loans. The Company occasionally sells the guaranteed portion of the loan to other financial concerns and retains servicing rights, which generates fee income. There were $27 thousand of commercial loans sold in the first three months of 2017 and no commercial loans sold in the first three months of 2016. The Company recognizes gains and losses on the sale of the principal portion of these loans as they occur.

The Company serviced $17.2 million of commercial and commercial real estate loans for unaffiliated third parties as of March 31, 2017. This includes $13.8 million of commercial or commercial real estate loans the Company has participated out to other financial institutions, in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.

As of March 31, 2017, total loans serviced had grown to $1.0 billion, which includes total loans on the balance sheet of $540.4 million as well as total loans sold with servicing retained of $466.5 million, compared to total loans serviced of $993.1 million as of December 31, 2016.

The Company capitalizes servicing rights for all loans sold with servicing retained and recognizes gains and losses on the sale of the principal portion of these loans as they occur. The unamortized balance of servicing rights on loans sold with servicing retained was $1.6 million at March 31, 2017, with an estimated market value in excess of the carrying value as of such date. Management periodically evaluates and measures the servicing assets for impairment.

Union Bankshares, Inc. Page 32

There were no loans pledged to secure municipal deposits above the FDIC insurance coverage level as of March 31, 2017. Qualified residential first mortgage loans and certain commercial real estate loans held by Union are eligible to be pledged as collateral for borrowings from the FHLB under a blanket lien.

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
The following table shows the composition of nonperforming assets at the dates indicated and trends of certain ratios monitored by the Company's management in reviewing asset quality:

	As of or for the three months ended	As of or for the year ended	As of or for the three months ended
	March 31, 2017	December 31, 2016	March 31, 2016
	(Dollars in thousands)
Nonaccrual loans	$3,083	$3,545	$2,427
Accruing loans 90+ days delinquent	257	840	657
Total nonperforming assets (1)	$3,340	$4,385	$3,084
Allowance for loan losses to loans not held for sale	0.97%	0.98%	1.00%
Allowance for loan losses to nonperforming loans	155.45%	119.66%	166.18%
Nonperforming loans to total loans	0.62%	0.81%	0.59%
Nonperforming assets to total assets	0.49%	0.63%	0.48%
Delinquent loans (30 days to nonaccruing) to total loans	1.64%	1.55%	1.48%
Net charge-offs (annualized) to average loans not held for sale	0.04%	0.02%	0.12%
____________________

(1)
The Company had guarantees of U.S. or state government agencies on the above nonperforming loans totaling $333 thousand at March 31, 2017, $599 thousand at December 31, 2016, and $444 thousand at March 31, 2016.

The level of nonaccrual loans decreased $462 thousand, or 13.0%, since December 31, 2016, and accruing loans delinquent 90 days or more decreased $583 thousand, or 69.4%, during the same time period. The percentage of nonperforming loans to total loans decreased from 0.81% to 0.62%. There was one residential real estate loan totaling $11 thousand in process of foreclosure at March 31, 2017. The aggregate interest income not recognized on nonaccrual loans amounted to approximately $1.3 million and $1.2 million as of March 31, 2017 and 2016, respectively and $1.3 million as of December 31, 2016.
At March 31, 2017, the Company had loans rated substandard that were on a performing status totaling $1.9 million, compared to $1.8 million at December 31, 2016. In management's view, substandard loans represent a higher degree of risk of becoming nonperforming loans in the future. The Company’s management is focused on the impact that the economy may have on its borrowers and closely monitors industry and geographic concentrations for evidence of financial problems. In contrast to the lack of snow in the prior year winter season which put some strain on the local tourism industry, this past winter season brought cold and snow to the area. The impact of the difficult 2015/2016 winter season appears to have been repaired with the good tourism seasons that have followed for this industry. Improvement in local economic indicators have also been identified over the past year. The unemployment rate has stabilized in Vermont and was 3.0% for March 2017 compared to 3.3% for March 2016. The New Hampshire unemployment rate was 2.8% for March 2017 compared to 2.6% for March 2016. These rates compare favorably with the nationwide unemployment rate of 4.5%and 5.0% for the comparable periods. Management will continue to monitor the national, regional and local economic environment and its impact on unemployment, business failures and real estate values in the Company’s market area.
On occasion, the Company acquires residential or commercial real estate properties through or in lieu of loan foreclosure. These properties are held for sale and are initially recorded as OREO at fair value less estimated selling costs at the date of the Company’s

Union Bankshares, Inc. Page 33

acquisition of the property, with fair value based on an appraisal for more significant properties and on a broker’s price opinion for less significant properties. Holding costs and declines in the fair value of properties acquired are expensed as incurred. Declines in the fair value after acquisition of the property result in charges against income before tax. There were no such declines for the three months ended March 31, 2017, or March 31, 2016. The Company evaluates each OREO property at least quarterly for changes in the fair value. The Company had no properties classified as OREO at March 31, 2017 and December 31, 2016.
Allowance for Loan Losses. Some of the Company’s loan customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge off a portion or all of the remaining principal balance due. The Company maintains an ALL to absorb such losses. The ALL is maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio as of the evaluation date; however, actual loan losses may vary from current estimates. The Company's policy and methodologies for establishing the ALL, described in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, did not change during the first three months of 2017.
Impaired loans, including $3.3 million of TDR loans, were $4.3 million at March 31, 2017, with government guaranties of $623 thousand and a specific reserve amount allocated of $82 thousand. Impaired loans, including $3.4 million of TDR loans, at December 31, 2016 were $5.3 million, with government guaranties of $637 thousand and a specific reserve amount allocated of $103 thousand. Based on management's evaluation of the Company's historical loss experience on substandard commercial loans, commercial loans with balances greater than $500 thousand was established as the threshold for individual impairment evaluation with a specific reserve allocated when warranted. Commercial loans with balances under this threshold are collectively evaluated for impairment as a homogeneous pool of loans, unless such loans are subject to a restructuring agreement or have been identified as impaired as part of a larger customer relationship. The specific reserve amount allocated to individually identified impaired loans decreased $21 thousand as a result of the March 31, 2017 impairment evaluation.
The following table reflects activity in the ALL for the three months ended March 31, 2017 and 2016:

	For The Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$5,247	$5,201
Charge-offs	(61)	(156)
Recoveries	6	5
Net charge-offs	(55)	(151)
Provision for loan losses	—	75
Balance at end of period	$5,192	$5,125
The following table (net of loans held for sale) shows the internal breakdown by risk component of the Company's ALL and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

	March 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$1,372	32.1	$1,399	32.4
Construction real estate	442	7.0	391	6.4
Commercial real estate	2,661	46.0	2,687	46.7
Commercial	346	8.2	342	7.9
Consumer	24	0.6	26	0.7
Municipal	42	6.1	40	5.9
Unallocated	305	—	362	—
Total	$5,192	100.0	$5,247	100.0

Notwithstanding the categories shown in the table above or any specific allocation under the Company's ALL methodology, all funds in the ALL are available to absorb loan losses in the portfolio, regardless of loan category or specific allocation.

There were no changes to the reserve factors assigned to any of the loan portfolios based on the qualitative factor reviews performed during the first three months of 2017. Management of the Company believes, in its best estimate, that the ALL at March 31, 2017

Union Bankshares, Inc. Page 34

is appropriate to cover probable credit losses inherent in the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the ALL at March 31, 2017. In addition, our banking regulators, as an integral part of their examination process, periodically review our ALL. Such agencies may require us to recognize adjustments to the ALL based on their judgments about information available to them at the time of their examination. A large adjustment to the ALL for losses in future periods may require increased provisions to replenish the ALL, which could negatively affect earnings. While the Company recognizes that economic slowdowns or financial and credit market turmoil may adversely impact its borrowers' financial performance and ultimately their ability to repay their loans, management continues to be cautiously optimistic about the collectability of the Company's loan portfolio.

Investment Activities. At March 31, 2017, investment securities classified as AFS totaled $67.6 million and securities classified as HTM totaled $999 thousand, or $68.6 million combined, comprising 10.1% of total assets. Total investment securities increased $2.1 million, or 3.1%, from $66.6 million, or 9.6% of total assets at December 31, 2016. Net unrealized losses for the Company’s AFS investment securities portfolio were $665 thousand as of March 31, 2017, compared to net unrealized losses of $1.0 million as of December 31, 2016. Net unrealized losses of $439 thousand, net of income tax effect, were reflected in the Company’s accumulated OCI component of stockholders’ equity at March 31, 2017. There was $1 thousand in net unrealized losses in the Company's HTM investment securities portfolio at March 31, 2017 and no unrealized gain or loss at December 31, 2016. No declines in value were deemed by management to be OTT at March 31, 2017. Deterioration in credit quality and/or imbalances in liquidity that may exist in the financial marketplace might adversely affect the fair values of the Company’s investment portfolio and the amount of gains or losses ultimately realized on the sale of such securities, and may also increase the potential that certain resulting unrealized losses will be designated as OTT in future periods, resulting in write-downs and charges to earnings. There was $14.2 million of investment securities pledged to secure various public deposits or customer repurchase agreements as of March 31, 2017, compared to $8.4 million at December 31, 2016.

Deposits. The following table shows information concerning the Company's average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the three months ended March 31, 2017 and year ended December 31, 2016:

	Three Months Ended March 31, 2017			Year Ended December 31, 2016
	Average Amount	Percent of Total Deposits	Average Rate	Average Amount	Percent of Total Deposits	Average Rate
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$106,794	18.4	—	$105,596	18.7	—
Interest bearing checking accounts	140,253	24.1	0.11%	128,977	22.8	0.09%
Money market accounts	132,652	22.8	0.53%	110,938	19.6	0.35%
Savings accounts	98,283	16.9	0.15%	93,118	16.5	0.15%
Total nontime deposits	477,982	82.2	0.21%	438,629	77.6	0.15%
Time deposits:
Less than $100,000	62,330	10.7	0.66%	63,720	11.3	0.66%
$100,000 and over	41,393	7.1	0.69%	62,528	11.1	0.90%
Total time deposits	103,723	17.8	0.67%	126,248	22.4	0.77%
Total deposits	$581,705	100.0	0.29%	$564,877	100.0	0.29%
The Company participates in CDARS, which permits the Company to offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants. CDARS also provides the Company with an additional source of funding and liquidity through the purchase of deposits. There were $9.9 million of time deposits of $250,000 or less on the balance sheet at March 31, 2017 and $10.9 million at December 31, 2016, which were exchanged with other CDARS participants and are therefore considered for certain regulatory purposes to be “brokered” deposits. There were no purchased CDARS deposits at March 31, 2017 or December 31, 2016.

The Company also participates in the ICS program, a service through which Union can offer its customers a savings product with access to unlimited FDIC insurance, while receiving reciprocal deposits from other banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of savings deposits through ICS provides full deposit insurance coverage for the customer, thereby helping Union retain the full amount of the deposit on its balance sheet. As with the CDARS program, in addition to reciprocal deposits, participating banks may also purchase one-way ICS deposits. During the third quarter of 2016,

Union Bankshares, Inc. Page 35

Union began offering an ICS money market account to its municipal and commercial customers. Several municipal customers began utilizing this account and as monies in time deposits matured they were placed into these money market accounts. There were $34.4 million and $52.6 million in exchanged ICS money market deposits on the balance sheet at March 31, 2017 and December 31, 2016, respectively. As a result, an increase in the average balance and rate paid on total non-time deposit accounts occurred during the three months ended March 31, 2017 compared to the year ended December 31, 2016, with corresponding decreases in time deposits $100,000 and over. There were no purchased ICS deposits at March 31, 2017 or December 31, 2016.

At March 31, 2017, there was $2.0 million in retail brokered deposits issued under master certificates of deposit to a deposit broker. These deposits will mature in $1.0 million increments in each of the next two years. There were $3.0 million of retail brokered deposits at December 31, 2016.

The following table provides a maturity distribution of the Company’s time deposits in amounts of $100,000 and over at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Within 3 months	$9,953	$5,202
3 to 6 months	8,004	9,927
6 to 12 months	9,356	12,051
Over 12 months	13,484	13,401
	$40,797	$40,581
During the first three months of 2017, average total deposits grew $16.8 million, or 3.0%, compared to the year ended December 31, 2016, with growth in all categories except time deposits. In total, time deposits at March 31, 2017 decreased $666 thousand, or 0.6%, from December 31, 2016, with the average balance decreasing $22.5 million. The Company’s time deposits in amounts of $100 thousand and over increased $216 thousand, or 0.5%, between December 31, 2016 and March 31, 2017, while the average balance decreased from $62.5 million to $41.4 million. The decrease in the average time deposits is primarily the result of the third quarter 2016 shift in municipal deposit funds from time deposits to the fully insured ICS money market product.

A provision of the Dodd-Frank Act permanently raised FDIC deposit insurance coverage to $250 thousand per depositor per insured depository institution for each account ownership category. At March 31, 2017, the Company had deposit accounts with less than $250 thousand totaling $438.7 million, or 75.4% of its deposits, with FDIC insurance protection. An additional $12.6 million of municipal deposits were over the FDIC insurance coverage limit at March 31, 2017 and were collateralized by Union under applicable state regulations by investment securities.

Borrowings. Total borrowed funds at March 31, 2017 were $31.7 million compared to $31.6 million at December 31, 2016, a net increase of $132 thousand, or 0.4%. The FHLB option advance borrowings were $30.4 million at March 31, 2017, at a weighted average rate of 1.42%, and $30.5 million at December 31, 2016, at a weighted average rate of 1.42%. The decrease in option advances reflect scheduled monthly payments of $70 thousand on long-term FHLB amortizing advances during the first quarter of 2017. In addition, the Company had overnight secured customer repurchase agreement sweeps at March 31, 2017 of $1.3 million, at a weighted average rate of 0.23%, compared to $1.1 million, at a weighted average rate of 0.23% at December 31, 2016, an increase of $202 thousand, or 18.4%. The volume of the overnight secured customer repurchase agreement sweeps is volatile and is a function of the customer's cash flow needs.

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

Union Bankshares, Inc. Page 36

credit approvals, limits, and monitoring procedures. The Company generally requires collateral or other security to support financial instruments with credit risk.

The following table details the contractual or notional amount of financial instruments that represented credit risk at the balance sheet dates:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Commitments to originate loans	$22,347	$31,404
Unused lines of credit	78,044	76,544
Standby and commercial letters of credit	1,574	1,624
Credit card arrangements	1,312	1,341
FHLB Mortgage Partnership Finance credit enhancement obligation, net	611	610
Commitment to purchase investment in a real estate limited partnership	841	980
Commitment to purchase FDIC insured certificates of deposit	498	—
Total	$105,227	$112,503
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
The Company did not hold derivative or hedging instruments at March 31, 2017 or December 31, 2016.
The Company’s subsidiary bank is required (as are all banks) to maintain vault cash or a noninterest bearing reserve balance as established by FRB regulations. The Bank’s average total required reserve for the 14 day maintenance period including March 31, 2017 was $844 thousand and for December 31, 2016 was $891 thousand, both of which were satisfied by vault cash.

Contractual Obligations. The Company and Union have various financial obligations, including contractual obligations that may require future cash payments. The following table presents, as of March 31, 2017, significant fixed and determinable contractual obligations to third parties:

March 31, 2017
(Dollars in thousands)
Operating lease commitments	$352
Contractual payments on borrowed funds (1)	31,727
Deposits without stated maturity (1) (2)	479,538
Certificates of deposit (1) (2)	102,527
Deferred compensation payouts	918
Total	$615,062
____________________

(1)	The amounts exclude interest payable.

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

Union Bankshares, Inc. Page 37

As of March 31, 2017, Union, as a member of FHLB, had access to unused lines of credit up to $62.4 million over and above the $30.4 million in outstanding term advances with the purchase of required FHLB Class B common stock and evaluation by the FHLB of the underlying collateral available. This line of credit can be used for either short-term or long-term liquidity or other funding needs.

Union also maintains an IDEAL Way Line of Credit with the FHLB. The total line available was $551 thousand at March 31, 2017. There were no borrowings against this line of credit as of such date. Interest on this line is chargeable at a rate determined by the FHLB and payable monthly. Should Union utilize this line of credit, qualified portions of the loan and investment portfolios would collateralize these borrowings.

In addition to its borrowing arrangements with the FHLB, Union maintains a pre-approved federal funds lines of credit totaling $7.0 million with an upstream correspondent bank and one-way buy options with CDARS and ICS as well as access to the FRB discount window, which would require pledging of qualified assets. Core deposits are the lowest cost of funds the Company has access to but these deposits may not be sufficient to cover the on balance sheet liquidity needs which makes using these other sources necessary. In an attempt to control the cost of these other sources, an agreement was entered into with Promontory Interfinancial Network that locks in the cost of funds on purchased ICS deposits at 10 basis points over the federal funds rate for a period of one year. At March 31, 2017 there were no purchased ICS deposits under this agreement, no purchased CDARS deposits, and no outstanding advances on the federal funds lines or at the discount window.

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

Stockholders’ equity increased from $56.3 million at December 31, 2016 to $57.2 million at March 31, 2017, reflecting net income of $1.9 million for the first three months of 2017, an increase of $225 thousand in accumulated OCI, $34 thousand of stock based compensation and a $5 thousand increase due to the issuance of common stock under the DRIP. These increases were partially offset by cash dividends paid of $1.3 million and stock repurchases of $9 thousand during the three months ended March 31, 2017.

The Company has 7,500,000 shares of $2.00 par value common stock authorized. As of March 31, 2017, the Company had 4,936,652 shares issued, of which 4,462,027 were outstanding and 474,625 were held in treasury.

In January 2017, the Company's Board reauthorized the limited stock repurchase plan that was initially established in May of 2010 and has been reauthorized annually since that time. The limited stock repurchase plan allows the repurchase of up to a fixed number of shares of the Company's common stock each calendar quarter (currently 3,000 shares) in open market purchases or privately negotiated transactions, as management deems advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase authorization expires on December 31, 2017, unless reauthorized. The Company repurchased 225 shares during the first three months of 2017 under this program at a total cost of $9 thousand.

During the first quarter of 2016 the Company adopted a Dividend Reinvestment and Stock Purchase Plan whereby registered stockholders may elect to reinvest cash dividends and optional cash contributions to purchase additional shares of the Company's common stock. The Company has reserved 200,000 shares of its common stock for issuance and sale under the DRIP. As of March 31, 2017, 432 shares of stock had been issued from treasury stock under the DRIP.

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

Union Bankshares, Inc. Page 38

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

As of March 31, 2017, both the Company and Union met all capital adequacy requirements to which they are subject. There were no conditions or events between March 31, 2017 and the date of this report that management believes have changed either Company’s regulatory capital category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Total capital to risk weighted assets	$62,622	13.40%	$37,386	8.00%	N/A	N/A
Tier I capital to risk weighted assets	57,430	12.29%	28,037	6.00%	N/A	N/A
Common Equity Tier 1 to risk weighted assets	57,430	12.29%	21,028	4.50%	N/A	N/A
Tier I capital to average assets	57,430	8.55%	26,868	4.00%	N/A	N/A

Union:
Total capital to risk weighted assets	$62,371	13.38%	$37,292	8.00%	$46,615	10.00%
Tier I capital to risk weighted assets	57,179	12.26%	27,983	6.00%	37,311	8.00%
Common Equity Tier 1 to risk weighted assets	57,179	12.26%	20,987	4.50%	30,315	6.50%
Tier I capital to average assets	57,179	8.51%	26,876	4.00%	33,595	5.00%
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

A quarterly cash dividend of $0.29 per share was declared to stockholders of record on April 29, 2017, payable May 10, 2017. The dividend for the previous quarter was $0.29 per share.

Regulatory Matters. The Company and Union are subject to periodic examinations by the various regulatory agencies. These examinations include, but are not limited to, procedures designed to review lending practices, risk management, credit quality, liquidity, compliance and capital adequacy. In February of 2017, the FDIC performed its regular periodic compliance examination of Union. In January of 2016, the FRB performed its regular, periodic examination of the Company. During 2015, the Vermont Department of Financial Regulation performed a regular safety and soundness examination of Union. During 2014, the FDIC performed its regular, periodic regulatory examination of Union. No comments were received that would have a material adverse effect on the Company’s or Union’s liquidity, financial position, capital resources, or results of operations.

OTHER FINANCIAL CONSIDERATIONS
Market Risk and Interest Rate Risk. Market risk is the potential of loss in a financial instrument arising from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices, and equity prices. As of March 31, 2017, the Company did not have any market risk sensitive instruments acquired for trading purposes. The Company’s market risk arises primarily from interest rate risk inherent in its lending, investing, deposit taking and borrowing activities. Management of interest rate risk is an important component of our asset and liability management process, which is governed by established policies that are reviewed and approved annually. Our investment policy details the types of securities that may be purchased, and establishes portfolio limits and maturity limits for the various sectors. Our investment policy also establishes specific investment quality

Union Bankshares, Inc. Page 39

limits. The ALCO develops guidelines and strategies impacting our asset and liability management-related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. Members of the ALCO also manage the investment portfolio to maximize net interest income while mitigating market and interest rate risk.
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
An outside consultant is utilized to perform rate shocks of our balance sheet to assess our risk to earnings in different interest rate environments, and to perform a variety of other analyses. The consultant’s most recent completed analysis was as of March 31, 2017. The base simulation assumed no changes in rates, as well as 200 and 300 basis point rising interest rate scenarios which assume a parallel shift of the yield curve over a one-year period, and no growth assumptions. Management is not aware of any significant changes in the Company's risk profile since the analysis was performed as of December 31, 2016. A summary of the results is as follows:

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

The net interest income simulation as of March 31, 2017 showed that the change in net interest income for the next 12 months from our expected or “most likely” forecast was as follows:

Rate Change	Percent Change in Net Interest Income Limit	Percent Change in Net Interest Income
Up 300 basis points	(21.00)%	3.9%
Up 200 basis points	(14.00)%	2.8%
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

Union Bankshares, Inc. Page 40

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Information called for by this item is incorporated by reference in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption OTHER FINANCIAL CONSIDERATIONS on page 39.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2017. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.
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

Item 1A. Risk Factors
There have been no material changes in the risk factors discussed in Part I-Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, since the date of the filing of that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the quarter ended March 31, 2017, the Company did not issue any unregistered equity securities.
The following table summarizes repurchases of the Company's equity securities during the quarter ended March 31, 2017:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Program (1)
January 2017	—	—	—	3,000
February 2017	225	$41.70	225	2,775
March 2017	—	—	—	—

Item 6. Exhibits.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three months ended March 31, 2017 and 2016, (iii) the unaudited consolidated statements of comprehensive income for the three months ended March 31, 2017 and 2016, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

____________________

*
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Union Bankshares, Inc. Page 41

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Union Bankshares, Inc.

May 10, 2017	/s/ David S. Silverman
David S. Silverman
Director, President and Chief Executive Officer

May 10, 2017	/s/ Karyn J. Hale
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three months ended March 31, 2017 and 2016, (iii) the unaudited consolidated statements of comprehensive income for the three months ended March 31, 2017 and 2016, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

____________________

*
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Union Bankshares, Inc. Page 42