Form 10-Q
period 2017-06-30
UNION BANKSHARES INC
filed 2017-08-09
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2017

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
Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ]      No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 28, 2017.

Common Stock, $2 par value	4,462,522	shares

UNION BANKSHARES, INC.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets	(Dollars in thousands)
Cash and due from banks	$3,466	$4,272
Federal funds sold and overnight deposits	10,969	35,003
Cash and cash equivalents	14,435	39,275
Interest bearing deposits in banks	8,356	9,504
Investment securities available-for-sale	65,976	65,556
Investment securities held-to-maturity (fair value $998 thousand and $999 thousand at June 30, 2017 and December 31, 2016, respectively)	1,000	999
Loans held for sale	5,406	7,803
Loans	536,200	533,290
Allowance for loan losses	(5,168)	(5,247)
Net deferred loan costs	708	649
Net loans	531,740	528,692
Accrued interest receivable	2,029	2,259
Premises and equipment, net	13,233	13,525
Core deposit intangible	668	754
Goodwill	2,223	2,223
Investment in real estate limited partnerships	2,659	2,783
Company-owned life insurance	8,736	8,617
Other assets	8,462	9,391
Total assets	$664,923	$691,381
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$108,169	$112,384
Interest bearing	356,541	382,083
Time	99,913	103,193
Total deposits	564,623	597,660
Borrowed funds	36,395	31,595
Accrued interest and other liabilities	5,448	5,847
Total liabilities	606,466	635,102
Commitments and Contingencies
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,936,652 shares issued at June 30, 2017 and December 31, 2016.	9,874	9,874
Additional paid-in capital	697	620
Retained earnings	54,655	53,086
Treasury stock at cost; 474,919 shares at June 30, 2017 and 474,517 shares at December 31, 2016	(4,047)	(4,022)
Accumulated other comprehensive loss	(2,722)	(3,279)
Total stockholders' equity	58,457	56,279
Total liabilities and stockholders' equity	$664,923	$691,381
See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 1

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$6,608	$6,254	$12,930	$12,249
Interest on debt securities:
Taxable	249	223	491	472
Tax exempt	162	146	327	283
Dividends	27	18	72	35
Interest on federal funds sold and overnight deposits	19	6	49	11
Interest on interest bearing deposits in banks	36	41	71	86
Total interest and dividend income	7,101	6,688	13,940	13,136
Interest expense
Interest on deposits	396	412	818	837
Interest on borrowed funds	120	107	235	195
Total interest expense	516	519	1,053	1,032
Net interest income	6,585	6,169	12,887	12,104
Provision for loan losses	—	75	—	150
Net interest income after provision for loan losses	6,585	6,094	12,887	11,954
Noninterest income
Trust income	191	180	369	352
Service fees	1,451	1,427	2,891	2,839
Net gains on sales of investment securities available-for-sale	9	18	9	18
Net gains on sales of loans held for sale	597	775	1,105	1,275
Other income	85	197	192	299
Total noninterest income	2,333	2,597	4,566	4,783
Noninterest expenses
Salaries and wages	2,504	2,442	5,072	4,900
Pension and employee benefits	951	851	1,830	1,794
Occupancy expense, net	363	309	753	626
Equipment expense	523	541	1,057	1,050
Other expenses	1,530	1,665	3,100	3,141
Total noninterest expenses	5,871	5,808	11,812	11,511
Income before provision for income taxes	3,047	2,883	5,641	5,226
Provision for income taxes	820	744	1,484	1,328
Net income	$2,227	$2,139	$4,157	$3,898
Earnings per common share	$0.50	$0.48	$0.93	$0.87
Weighted average number of common shares outstanding	4,461,865	4,458,488	4,461,961	4,458,326
Dividends per common share	$0.29	$0.28	$0.58	$0.55

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 2

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Net income	$2,227	$2,139	$4,157	$3,898
Other comprehensive income, net of tax:
Investment securities available-for-sale:
Net unrealized holding gains arising during the period on investment securities available-for-sale	338	384	563	896
Reclassification adjustment for net gains on sales of investment securities available-for-sale realized in net income	(6)	(12)	(6)	(12)
Total other comprehensive income	332	372	557	884
Total comprehensive income	$2,559	$2,511	$4,714	$4,782

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 3

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2017 and 2016 (Unaudited)

	Common Stock
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances December 31, 2016	4,462,135	$9,874	$620	$53,086	$(4,022)	$(3,279)	$56,279
Net income	—	—	—	4,157	—	—	4,157
Other comprehensive income	—	—	—	—	—	557	557
Dividend reinvestment plan	273	—	9	—	2	—	11
Cash dividends declared ($0.58 per share)	—	—	—	(2,588)	—	—	(2,588)
Stock based compensation expense	—	—	68	—	—	—	68
Purchase of treasury stock	(675)	—	—	—	(27)	—	(27)
Balances June 30, 2017	4,461,733	$9,874	$697	$54,655	$(4,047)	$(2,722)	$58,457

Balances, December 31, 2015	4,457,177	$9,864	$501	$49,524	$(4,019)	$(2,302)	$53,568
Net income	—	—	—	3,898	—	—	3,898
Other comprehensive income	—	—	—	—	—	884	884
Dividend reinvestment plan	71	—	1	—	1	—	2
Cash dividends declared ($0.55 per share)	—	—	—	(2,452)	—	—	(2,452)
Stock based compensation expense	—	—	33	—	—	—	33
Exercise of stock options	2,500	5	51	—	—	—	56
Purchase of treasury stock	(213)	—	—	—	(6)	—	(6)
Balances, June 30, 2016	4,459,535	$9,869	$586	$50,970	$(4,024)	$(1,418)	$55,983

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 4

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2017	2016
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income	$4,157	$3,898
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	611	638
Provision for loan losses	—	150
Deferred income tax provision	337	311
Net amortization of investment securities	222	188
Equity in losses of limited partnerships	314	236
Stock based compensation expense	68	33
Net increase in unamortized loan costs	(59)	(87)
Proceeds from sales of loans held for sale	59,661	59,619
Origination of loans held for sale	(56,159)	(59,458)
Net gains on sales of loans held for sale	(1,105)	(1,275)
Net loss on disposals of premises and equipment	13	—
Net gains on sales of investment securities available-for-sale	(9)	(18)
Decrease (increase) in accrued interest receivable	230	(171)
Amortization of core deposit intangible	86	86
Decrease (increase) in other assets	457	(635)
Contribution to defined benefit pension plan	(750)	(750)
Increase in other liabilities	378	125
Net cash provided by operating activities	8,452	2,890
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	4,384	3,286
Purchases	(3,236)	(747)
Investment securities held-to-maturity
Proceeds from maturities, calls and paydowns	—	3,220
Investment securities available-for-sale
Proceeds from sales	1,445	2,673
Proceeds from maturities, calls and paydowns	3,233	6,617
Purchases	(4,468)	(12,151)
Purchase of nonmarketable stock	(272)	(776)
Redemption of nonmarketable stock	—	576
Net increase in loans	(2,999)	(2,108)
Recoveries of loans charged off	10	31
Purchases of premises and equipment	(332)	(673)
Investments in limited partnerships	(216)	—
Net cash used in investing activities	(2,451)	(52)

Union Bankshares, Inc. Page 5

Cash Flows From Financing Activities
Advances on long-term borrowings	—	5,070
Repayment of long-term debt	(138)	(152)
Net increase in short-term borrowings outstanding	4,938	13,326
Net (decrease) increase in noninterest bearing deposits	(4,215)	4,092
Net (decrease) increase in interest bearing deposits	(25,542)	23,199
Net decrease in time deposits	(3,280)	(39,735)
Issuance of common stock	—	56
Purchase of treasury stock	(27)	(6)
Dividends paid	(2,577)	(2,450)
Net cash (used in) provided by financing activities	(30,841)	3,400
Net (decrease) increase in cash and cash equivalents	(24,840)	6,238
Cash and cash equivalents
Beginning of period	39,275	17,961
End of period	$14,435	$24,199
Supplemental Disclosures of Cash Flow Information
Interest paid	$1,072	$1,210
Income taxes paid	$325	$800

Dividends paid on Common Stock:
Dividends declared	$2,588	$2,452
Dividends reinvested	(11)	(2)
	$2,577	$2,450

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 6

UNION BANKSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Union Bankshares, Inc. and Subsidiary (together, the Company) as of June 30, 2017, and for the three and six months ended June 30, 2017 and 2016, have been prepared in conformity with GAAP for interim financial information, general practices within the banking industry, and the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as amended ("2016 Annual Report on Form 10-K). The Company's sole subsidiary is Union Bank. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein, have been made. This information should be read in conjunction with the Company’s 2016 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2017, or any interim period.
Certain amounts in the 2016 consolidated financial statements have been reclassified to conform to the 2017 presentation.
In addition to the definitions set forth elsewhere in this report, the acronyms, abbreviations and capitalized terms identified below are used throughout this Form 10-Q, including Part I. "Financial Information" and Part II. "Other Information". The following is provided to aid the reader and provide a reference page when reviewing this Form 10-Q.

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

Note 4. Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The Company will adopt the guidance as of January 1, 2018 using a modified retrospective method with a cumulative-effect adjustment to opening retained earnings. While the guidance will replace most existing revenue recognition guidance in GAAP, the ASU is not applicable to financial instruments and, therefore, will not impact a majority of the Company’s revenues, including net interest income. While in scope of the new guidance, the Company does not expect a material change in the timing or measurement of revenues related to deposit fees. Mortgage servicing fees have been concluded to be out of scope of the standard and therefore will not be impacted by the issuance of this guidance. The Company continues to evaluate the effect that the guidance will have on other revenue streams within its scope, as well as changes in disclosures required by the new guidance. Based on the Company’s current interpretations of the new guidance, the overall impact to net income is expected to be immaterial.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, which will replace the existing incurred loss model for recognizing credit losses, banks and other lending institutions will be required to recognize the full amount of expected credit losses. The new guidance, which is referred to as the current expected credit loss model ("CECL"), requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses. A modified version of these requirements also applies to debt securities classified as available for sale. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within such years. The Company has established a CECL implementation team and developed a transition project plan. Team members have been assigned specific tasks to facilitate the implementation process and evaluation of the potential impact of the ASU on the Company's consolidated financial statements.

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

Amortization expense for the core deposit intangible was $43 thousand for the three months ended June 30, 2017 and 2016 and $86 thousand for the six months ended June 30, 2017 and 2016. The amortization expense is included in other expenses on the consolidated statement of income and is deductible for tax purposes. As of June 30, 2017, the remaining amortization expense related to the core deposit intangible, absent any future impairment, is expected to be as follows:

Union Bankshares, Inc. Page 8

(Dollars in thousands)
2017	$85
2018	171
2019	171
2020	171
2021	70
Total	$668

Note 6. Investment Securities
Investment securities as of the balance sheet dates consisted of the following:

June 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$9,744	$10	$(147)	$9,607
Agency mortgage-backed	19,514	40	(159)	19,395
State and political subdivisions	26,505	265	(254)	26,516
Corporate	9,930	135	(52)	10,013
Total debt securities	65,693	450	(612)	65,531
Mutual funds	445	—	—	445
Total	$66,138	$450	$(612)	$65,976
Held-to-maturity
U.S. Government-sponsored enterprises	$1,000	$—	$(2)	$998

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$10,221	$15	$(196)	$10,040
Agency mortgage-backed	18,283	27	(269)	18,041
State and political subdivisions	27,909	113	(650)	27,372
Corporate	9,745	84	(129)	9,700
Total debt securities	66,158	239	(1,244)	65,153
Mutual funds	403	—	—	403
Total	$66,561	$239	$(1,244)	$65,556
Held-to-maturity
U.S. Government-sponsored enterprises	$999	$—	$—	$999

Investment securities with a carrying amount of $9.7 million and $8.4 million at June 30, 2017 and December 31, 2016, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

Union Bankshares, Inc. Page 9

The amortized cost and estimated fair value of debt securities by contractual scheduled maturity as of June 30, 2017 were as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Available-for-sale
Due in one year or less	$625	$625
Due from one to five years	5,745	5,833
Due from five to ten years	23,770	23,842
Due after ten years	16,039	15,836
	46,179	46,136
Agency mortgage-backed	19,514	19,395
Total debt securities available-for-sale	$65,693	$65,531
Held-to-maturity
Due in one year or less	$1,000	$998
Total debt securities held-to-maturity	$1,000	$998

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

Information pertaining to all investment securities with gross unrealized losses as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

June 30, 2017	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
Debt securities:
U.S. Government- sponsored enterprises	11	$6,812	$(132)	5	$1,937	$(17)	16	$8,749	$(149)
Agency mortgage-backed	21	13,748	(155)	1	302	(4)	22	14,050	(159)
State and political subdivisions	25	11,150	(244)	1	457	(10)	26	11,607	(254)
Corporate	3	1,386	(23)	3	1,469	(29)	6	2,855	(52)
Total	60	$33,096	$(554)	10	$4,165	$(60)	70	$37,261	$(614)

December 31, 2016	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
Debt securities:
U.S. Government- sponsored enterprises	13	$8,351	$(180)	3	$1,172	$(16)	16	$9,523	$(196)
Agency mortgage-backed	22	15,141	(261)	1	344	(8)	23	15,485	(269)
State and political subdivisions	40	16,481	(650)	—	—	—	40	16,481	(650)
Corporate	8	3,973	(56)	4	1,627	(73)	12	5,600	(129)
Total	83	$43,946	$(1,147)	8	$3,143	$(97)	91	$47,089	$(1,244)

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

The Company has the ability to hold the investment securities that had unrealized losses at June 30, 2017 for the foreseeable future and no declines were deemed by management to be OTT.

The following table presents the proceeds, gross realized gains and gross realized losses from the sale of AFS securities:

	For The Three and Six Months Ended June 30, (1)
	2017	2016
	(Dollars in thousands)
Proceeds	$1,445	$2,673

Gross gains	32	19
Gross losses	(23)	(1)
Net gains on sales of investment securities AFS	$9	$18
__________________

(1)	There were no sales of AFS securities during the first quarter of 2017 or 2016.

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

Union Bankshares, Inc. Page 11

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
The composition of Net loans as of the balance sheet dates were as follows:

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Residential real estate	$175,322	$172,727
Construction real estate	40,735	34,189
Commercial real estate	252,354	249,063
Commercial	46,598	41,999
Consumer	3,537	3,962
Municipal	17,654	31,350
Gross loans	536,200	533,290
Allowance for loan losses	(5,168)	(5,247)
Net deferred loan costs	708	649
Net loans	$531,740	$528,692
There were no loans pledged as collateral on deposits of municipalities at June 30, 2017 and December 31, 2016. Qualifying residential first mortgage loans and certain commercial real estate loans held by Union may be pledged as collateral for borrowings from the FHLB under a blanket lien.

A summary of current, past due and nonaccrual loans as of the balance sheet dates follows:

June 30, 2017	Current	30-59 Days	60-89 Days	90 Days and Over and Accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$172,319	$400	$851	$227	$1,525	$175,322
Construction real estate	40,531	140	—	—	64	40,735
Commercial real estate	250,476	270	352	130	1,126	252,354
Commercial	46,414	37	134	—	13	46,598
Consumer	3,529	7	1	—	—	3,537
Municipal	17,654	—	—	—	—	17,654
Total	$530,923	$854	$1,338	$357	$2,728	$536,200

December 31, 2016	Current	30-59 Days	60-89 Days	90 Days and Over and Accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$168,125	$1,661	$472	$672	$1,797	$172,727
Construction real estate	34,148	17	—	—	24	34,189
Commercial real estate	245,402	1,642	153	157	1,709	249,063
Commercial	41,920	12	42	10	15	41,999
Consumer	3,946	12	3	1	—	3,962
Municipal	31,350	—	—	—	—	31,350
Total	$524,891	$3,344	$670	$840	$3,545	$533,290

Union Bankshares, Inc. Page 12

There were two residential real estate loans totaling $436 thousand in process of foreclosure at June 30, 2017. Aggregate interest on nonaccrual loans not recognized was $1.4 million and $1.3 million as of June 30, 2017 and 2016, respectively, and $1.3 million as of December 31, 2016.

Note 8.  Allowance for Loan Losses and Credit Quality
The ALL is established for estimated losses in the loan portfolio through a provision for loan losses charged to earnings. For all loan classes, loan losses are charged against the ALL when management believes the loan balance is uncollectible or in accordance with federal guidelines. Subsequent recoveries, if any, are credited to the ALL.

The ALL is maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio as of the balance sheet date. The amount of the ALL is based on management's periodic evaluation of the collectability of the loan portfolio, including the nature, volume and risk characteristics of the portfolio, credit concentrations, trends in historical loss experience, estimated value of any underlying collateral, specific impaired loans and economic conditions. There has been no change to the methodology used to estimate the ALL during the second quarter of 2017. While management uses available information to recognize losses on loans, future additions to the ALL may be necessary based on changes in economic conditions or other relevant factors.

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

Union Bankshares, Inc. Page 13

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

Changes in the ALL, by class of loans, for the three and six months ended June 30, 2017 and 2016 were as follows:

For The Three Months Ended June 30, 2017	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, March 31, 2017	$1,372	$442	$2,661	$346	$24	$42	$305	$5,192
Provision (credit) for loan losses	39	36	92	15	4	(16)	(170)	—
Recoveries of amounts charged off	—	3	—	1	—	—	—	4
	1,411	481	2,753	362	28	26	135	5,196
Amounts charged off	(24)	—	—	—	(4)	—	—	(28)
Balance, June 30, 2017	$1,387	$481	$2,753	$362	$24	$26	$135	$5,168

For The Three Months Ended June 30, 2016	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, March 31, 2016	$1,386	$466	$2,729	$218	$25	$47	$254	$5,125
Provision (credit) for loan losses	(19)	(96)	108	16	—	(21)	87	75
Recoveries of amounts charged off	15	3	—	6	2	—	—	26
	1,382	373	2,837	240	27	26	341	5,226
Amounts charged off	—	—	—	—	—	—	—	—
Balance, June 30, 2016	$1,382	$373	$2,837	$240	$27	$26	$341	$5,226

Union Bankshares, Inc. Page 14

For The Six Months Ended June 30, 2017	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2016	$1,399	$391	$2,687	$342	$26	$40	$362	$5,247
Provision (credit) for loan losses	68	84	66	19	4	(14)	(227)	—
Recoveries of amounts charged off	2	6	—	1	1	—	—	10
	1,469	481	2,753	362	31	26	135	5,257
Amounts charged off	(82)	—	—	—	(7)	—	—	(89)
Balance, June 30, 2017	$1,387	$481	$2,753	$362	$24	$26	$135	$5,168

For The Six Months Ended June 30, 2016	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2015	$1,419	$514	$2,792	$209	$28	$38	$201	$5,201
Provision (credit) for loan losses	68	(147)	45	57	(1)	(12)	140	150
Recoveries of amounts charged off	15	6	—	7	3	—	—	31
	1,502	373	2,837	273	30	26	341	5,382
Amounts charged off	(120)	—	—	(33)	(3)	—	—	(156)
Balance, June 30, 2016	$1,382	$373	$2,837	$240	$27	$26	$341	$5,226

The allocation of the ALL, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates were as follows:

June 30, 2017	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$59	$—	$24	$—	$—	$—	$—	$83
Collectively evaluated for impairment	1,328	481	2,729	362	24	26	135	5,085
Total allocated	$1,387	$481	$2,753	$362	$24	$26	$135	$5,168

December 31, 2016	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$63	$—	$40	$—	$—	$—	$—	$103
Collectively evaluated for impairment	1,336	391	2,647	342	26	40	362	5,144
Total allocated	$1,399	$391	$2,687	$342	$26	$40	$362	$5,247

The recorded investment in loans, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates were as follows:

June 30, 2017	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,770	$85	$1,768	$408	$—	$—	$4,031
Collectively evaluated for impairment	173,552	40,650	250,586	46,190	3,537	17,654	532,169
Total	$175,322	$40,735	$252,354	$46,598	$3,537	$17,654	$536,200

Union Bankshares, Inc. Page 15

December 31, 2016	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,448	$88	$3,328	$432	$—	$—	$5,296
Collectively evaluated for impairment	171,279	34,101	245,735	41,567	3,962	31,350	527,994
Total	$172,727	$34,189	$249,063	$41,999	$3,962	$31,350	$533,290

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

The following tables summarize the loan ratings applied to the Company's loans by class as of the balance sheet dates:

June 30, 2017	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$161,187	$30,693	$166,271	$41,817	$3,475	$17,654	$421,097
Satisfactory/Monitor	10,535	9,893	82,212	3,933	62	—	106,635
Substandard	3,600	149	3,871	848	—	—	8,468
Total	$175,322	$40,735	$252,354	$46,598	$3,537	$17,654	$536,200

December 31, 2016	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$158,140	$29,248	$182,247	$38,219	$3,928	$31,350	$443,132
Satisfactory/Monitor	10,641	4,830	62,193	3,109	34	—	80,807
Substandard	3,946	111	4,623	671	—	—	9,351
Total	$172,727	$34,189	$249,063	$41,999	$3,962	$31,350	$533,290

Union Bankshares, Inc. Page 16

The following tables provide information with respect to impaired loans by class of loan as of and for the three and six months ended June 30, 2017 and June 30, 2016:

	As of June 30, 2017			For The Three Months Ended June 30, 2017		For The Six Months Ended June 30, 2017
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$303	$312	$59
Commercial real estate	393	393	24
With an allowance recorded	696	705	83

Residential real estate	1,467	1,977	—
Construction real estate	85	85	—
Commercial real estate	1,375	1,447	—
Commercial	408	408	—
With no allowance recorded	3,335	3,917	—

Residential real estate	1,770	2,289	59	$1,675	$20	$1,599	$31
Construction real estate	85	85	—	86	1	86	2
Commercial real estate	1,768	1,840	24	1,994	22	2,439	54
Commercial	408	408	—	412	5	419	12
Total	$4,031	$4,622	$83	$4,167	$48	$4,543	$99
____________________

(1)	Does not reflect government guaranties on impaired loans as of June 30, 2017 totaling $635 thousand.

	As of June 30, 2016			For The Three Months Ended June 30, 2016		For The Six Months Ended June 30, 2016
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$1,304	$1,663	$58	$1,240	$8	$1,226	$16
Construction real estate	90	90	—	90	1	91	2
Commercial real estate	3,153	3,247	84	3,130	17	3,118	31
Commercial	460	461	—	468	—	476	—
Total	$5,007	$5,461	$142	$4,928	$26	$4,911	$49
____________________

(1)	Does not reflect government guaranties on impaired loans as of June 30, 2016 totaling $578 thousand.

Union Bankshares, Inc. Page 17

The following table provides information with respect to impaired loans as of December 31, 2016:

	December 31, 2016
	Recorded Investment (1)	Principal Balance (1)	Related Allowance
	(Dollars in thousands)
Residential real estate	$308	$317	$63
Commercial real estate	488	520	40
With an allowance recorded	796	837	103

Residential real estate	1,140	1,561	—
Construction real estate	88	88	—
Commercial real estate	2,840	2,910	—
Commercial	432	432	—
With no allowance recorded	4,500	4,991	—

Residential real estate	1,448	1,878	63
Construction real estate	88	88	—
Commercial real estate	3,328	3,430	40
Commercial	432	432	—
Total	$5,296	$5,828	$103
____________________

(1)	Does not reflect government guaranties on impaired loans as of December 31, 2016 totaling $637 thousand.

The following is a summary of TDR loans by class of loan as of the balance sheet dates:

	June 30, 2017		December 31, 2016
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Residential real estate	26	$1,770	20	$1,448
Construction real estate	1	85	1	88
Commercial real estate	10	965	10	1,452
Commercial	2	408	2	431
Total	39	$3,228	33	$3,419
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
The following tables provide new TDR activity for the three and six months ended June 30, 2017 and June 30, 2016:

	New TDRs During the			New TDRs During the
	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Residential real estate	3	$240	$248	6	$380	$397
Commercial real estate	1	144	144	1	144	144

Union Bankshares, Inc. Page 18

	New TDRs During the			New TDRs During the
	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Residential real estate	2	$132	$139	3	$189	$196
Commercial real estate	2	160	160	2	160	160

There were no TDR loans modified within the previous twelve months that had subsequently defaulted during the three and six month periods ended June 30, 2017 or June 30, 2016. TDR loans are considered defaulted at 90 days past due.

At June 30, 2017 and December 31, 2016, the Company was not committed to lend any additional funds to borrowers whose loans were nonperforming, impaired or restructured.

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

The Company's defined pension benefit obligation and net periodic benefit cost are actuarially determined based on assumptions regarding the appropriate discount rate, current and expected future return on Plan assets, and anticipated mortality rates. Weighted average assumptions used to determine the net periodic pension benefit for the three and six months ended June 30, 2017 and 2016 have remained consistent with assumptions disclosed in the Company's 2016 Annual Report on Form 10-K. However, the expected rate of return on plan assets for 2017 has been reduced to 6.00% compared to 6.75% as disclosed in the 2016 Annual Report on Form 10-K. This reduction results in an estimated net periodic pension benefit for the year ended December 31, 2017 of $80 thousand.

Net periodic pension benefit for the three and six months ended June 30 consisted of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Interest cost on projected benefit obligation	$172	$175	$344	$350
Expected return on plan assets	(243)	(259)	(486)	(518)
Amortization of net loss	51	41	102	82
Net periodic benefit	$(20)	$(43)	$(40)	$(86)

Note 10.  Stock Based Compensation
The Company's current stock-based compensation plan is the Union Bankshares, Inc. 2014 Equity Incentive Plan. Under the 2014 Equity Plan, 50,000 shares of the Company’s common stock are available for equity awards of incentive stock options, nonqualified stock options, restricted stock and RSUs to eligible officers and (except for awards of incentive stock options) nonemployee directors. Shares available for issuance of awards under the 2014 Equity Plan consist of unissued shares of the Company’s common stock and/or shares held in treasury. As of June 30, 2017, there were outstanding grants under the plan of RSUs and incentive stock options.

RSUs. Each RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. The general terms of the awards are described in the Company's 2016 Annual Report on Form 10-K. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights.

Union Bankshares, Inc. Page 19

The following table presents a summary of the unvested RSUs from the 2015 and 2016 Award Plan Summaries as of June 30, 2017:

	Number of Unvested RSUs	Weighted-Average Grant Date Fair Value
2015 Award	3,089	$27.91
2016 Award	3,569	45.45
Total	6,658	$37.31
Unrecognized compensation expense related to the unvested RSUs as of June 30, 2017 and June 30, 2016 was $124 thousand and $121 thousand, respectively.
During the six months ended June 30, 2017, a total of 3,308 contingent RSUs were provisionally granted. The estimated number of contingent RSUs provisionally granted was based on target performance-based payout amounts detailed in the 2017 Award Plan Summary approved by the Board of Directors and on the closing market price of the Company's stock on the March 15, 2017 grant date ($41.20 per share). As with the 2015 and 2016 grants, one half is in the form of Time-Based RSUs and one-half is in the form of Performance-Based RSUs. The actual number of Time-Based RSUs granted (if any) will be determined as of the earned date of December 31, 2017, while the actual number of Performance-Based RSUs granted (if any) will be determined during the first quarter of 2018, based on actual 2017 performance. The contingent RSUs were granted on substantially the same terms and conditions as the RSUs granted under the 2016 Award Plan Summary. As of June 30, 2017, the estimated unrecognized compensation expense related to the provisionally granted RSUs, based on the closing market price of the Company's stock on the grant date of March 15, 2017 was $136 thousand.

Stock options. As of June 30, 2017, 4,500 incentive stock options granted in December 2014 under the 2014 Equity Plan remained outstanding and exercisable and will expire in December 2021. There was no unrecognized compensation cost related to these options as of June 30, 2017. The estimated intrinsic value of these options was $106 thousand as of June 30, 2017.

As of June 30, 2017, 34,986 shares remained available for future equity awards under the 2014 Equity Plan.

As of June 30, 2017, 4,000 incentive stock options granted under the 2008 ISO Plan remained outstanding and exercisable, with the last of such options expiring in December 2020. There was no unrecognized compensation cost related to these options as of June 30, 2017. The estimated intrinsic value of these options was $104 thousand as of June 30, 2017.

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

As of the balance sheet dates, the components of Accumulated OCI, net of tax, were:

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Net unrealized loss on investment securities available-for-sale	$(107)	$(664)
Defined benefit pension plan net unrealized actuarial loss	(2,615)	(2,615)
Total	$(2,722)	$(3,279)

Union Bankshares, Inc. Page 20

The following tables disclose the tax effects allocated to each component of OCI for the three and six months ended June 30:

	Three Months Ended
	June 30, 2017			June 30, 2016
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
	(Dollars in thousands)
Investment securities available-for-sale:
Net unrealized holding gains arising during the period on investment securities available-for-sale	$512	$(174)	$338	$582	$(198)	$384
Reclassification adjustment for net gains on investment securities available-for-sale realized in net income	(9)	3	(6)	(18)	6	(12)
Total other comprehensive income	$503	$(171)	$332	$564	$(192)	$372

	Six Months Ended
	June 30, 2017			June 30, 2016
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
	(Dollars in thousands)
Investment securities available-for-sale:
Net unrealized holding gains arising during the period on investment securities available-for-sale	$853	$(290)	$563	$1,358	$(462)	$896
Reclassification adjustment for net gains on investment securities available-for-sale realized in net income	(9)	3	(6)	(18)	6	(12)
Total other comprehensive income	$844	$(287)	$557	$1,340	$(456)	$884

The following table discloses information concerning the reclassification adjustments from OCI for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended		Six Months Ended
Reclassification Adjustment Description	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016	Affected Line Item in Consolidated Statement of Income
	(Dollars in thousands)
Investment securities available-for-sale:
Net gains on investment securities available-for-sale	$(9)	$(18)	$(9)	$(18)	Net gains on sales of investment securities available-for-sale
Tax benefit	3	6	3	6	Provision for income taxes
Total reclassifications	$(6)	$(12)	$(6)	$(12)	Net income

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

Union Bankshares, Inc. Page 21

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

Assets measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017:	(Dollars in thousands)
Investment securities available-for-sale (market approach)
Debt securities:
U.S. Government-sponsored enterprises	$9,607	$—	$9,607	$—
Agency mortgage-backed	19,395	—	19,395	—
State and political subdivisions	26,516	—	26,516	—
Corporate	10,013	—	10,013	—
Total debt securities	65,531	—	65,531	—
Mutual funds	445	445	—	—
Total	$65,976	$445	$65,531	$—

December 31, 2016:
Investment securities available-for-sale (market approach)
Debt securities:
U.S. Government-sponsored enterprises	$10,040	$—	$10,040	$—
Agency mortgage-backed	18,041	—	18,041	—
State and political subdivisions	27,372	—	27,372	—
Corporate	9,700	—	9,700	—
Total debt securities	65,153	—	65,153	—
Mutual funds	403	403	—	—
Total	$65,556	$403	$65,153	$—

There were no significant transfers in or out of Levels 1 and 2 during the three and six months ended June 30, 2017, nor were there any Level 3 assets at any time during either period. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as impaired loans, HTM securities, MSRs and OREO, were not considered material at June 30, 2017 or December 31, 2016. The Company has not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.

Union Bankshares, Inc. Page 22

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

Union Bankshares, Inc. Page 23

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

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	June 30, 2017
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$14,435	$14,435	$14,435	$—	$—
Interest bearing deposits in banks	8,356	8,356	—	8,356	—
Investment securities	66,976	66,974	445	66,529	—
Loans held for sale	5,406	5,496	—	5,496	—
Loans, net
Residential real estate	174,166	176,075	—	—	176,075
Construction real estate	40,308	40,234	—	—	40,234
Commercial real estate	249,799	247,772	—	—	247,772
Commercial	46,298	45,661	—	—	45,661
Consumer	3,518	3,581	—	—	3,581
Municipal	17,651	18,069	—	—	18,069
Accrued interest receivable	2,029	2,029	—	417	1,612
Nonmarketable equity securities	2,354	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$108,169	$108,169	$108,169	$—	$—
Interest bearing	356,541	356,541	356,541	—	—
Time	99,913	99,207	—	99,207	—
Borrowed funds
Short-term	6,038	6,037	6,037	—	—
Long-term	30,357	30,303	—	30,303	—
Accrued interest payable	73	73	—	73	—

Union Bankshares, Inc. Page 24

	December 31, 2016
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$39,275	$39,275	$39,275	$—	$—
Interest bearing deposits in banks	9,504	9,528	—	9,528	—
Investment securities	66,555	66,555	403	66,152	—
Loans held for sale	7,803	7,958	—	7,958	—
Loans, net
Residential real estate	171,538	173,024	—	—	173,024
Construction real estate	33,840	33,963	—	—	33,963
Commercial real estate	246,317	245,979	—	—	245,979
Commercial	41,708	41,491	—	—	41,491
Consumer	3,941	4,014	—	—	4,014
Municipal	31,348	31,749	—	—	31,749
Accrued interest receivable	2,259	2,259	—	414	1,845
Nonmarketable equity securities	2,354	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$112,384	$112,384	$112,384	$—	$—
Interest bearing	382,083	382,083	382,083	—	—
Time	103,193	102,594	—	102,594	—
Borrowed funds
Short-term	1,099	1,099	1,099	—	—
Long-term	30,496	30,423	—	30,423	—
Accrued interest payable	92	92	—	92	—
The carrying amounts in the preceding tables are included in the consolidated balance sheets under the applicable captions.

Note 13. Subsequent Events
Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with GAAP. Events occurring subsequent to June 30, 2017 have been evaluated as to their potential impact to the consolidated financial statements.

On July 19, 2017, the Company declared a regular quarterly cash dividend of $0.29 per share, payable August 9, 2017, to stockholders of record on July 28, 2017.

Union Bankshares, Inc. Page 25

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
GENERAL
The following discussion and analysis focuses on those factors that, in management's view, had a material effect on the financial position of the Company as of June 30, 2017 and December 31, 2016, and its results of operations for the three and six months ended June 30, 2017 and 2016. This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company's Annual Report on Form 10-K for the year ended December 31, 2016, as amended ("2016 Annual Report on Form 10-K"). In the opinion of the Company's management, the interim unaudited data reflects all adjustments, consisting only of normal recurring adjustments and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim periods presented. Management is not aware of the occurrence of any events after June 30, 2017 which would materially affect the information presented.
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

Union Bankshares, Inc. Page 26

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

Please refer to the Company's 2016 Annual Report on Form 10-K for a more in-depth discussion of the Company's critical accounting policies. There have been no changes to the Company's critical accounting policies since the filing of that report.

OVERVIEW

The Company's net income was $2.2 million for the quarter ended June 30, 2017 compared to $2.1 million for the quarter ended June 30, 2016, an increase of $88 thousand, or 4.1%. These results reflected an increase in the Company's net interest income of $416 thousand, or 6.7%, and a decrease in the provision for loan losses of $75 thousand, or 100.0%. These positive changes were partially offset by a decrease in noninterest income of $264 thousand, or 10.2%, an increase in noninterest expenses of $63 thousand, or 1.1% and an increase in the provision for income taxes of $76 thousand, or 10.2%.

Year to date earnings for 2017 were $4.2 million, or $0.93 per share, compared to $3.9 million, or $0.87 per share, for the same period in 2016, an increase of 6.6% year over year. Net interest income improved $783 thousand, or 6.5%, and the provision for loan losses decreased $150 thousand, or 100.0%, between periods. These positive changes were partially offset by a decrease in noninterest income of $217 thousand, or 4.5%, an increase in noninterest expense of $301 thousand, or 2.6%, and an increase in the provision for income taxes of $156 thousand, or 11.7%.

At June 30, 2017, the Company had total consolidated assets of $664.9 million, including gross loans and loans held for sale (total loans) of $541.6 million, deposits of $564.6 million and stockholders' equity of $58.5 million. The Company’s total assets at June 30, 2017 decreased $26.5 million, or 3.8%, from $691.4 million at December 31, 2016, and increased $28.5 million, or 4.5%, compared to June 30, 2016. (See Financial Condition on page 34.)

The Company's total capital increased from $56.3 million at December 31, 2016 to $58.5 million at June 30, 2017. This increase primarily reflects net income of $4.2 million for the first six months of 2017 and a reduction of $557 thousand in accumulated other comprehensive loss, less regular cash dividends paid of $2.6 million. (See Capital Resources on page 41.)

Union Bankshares, Inc. Page 27

The following unaudited per share information and key ratios depict several measurements of performance or financial condition at or for the three and six months ended June 30, 2017 and 2016, respectively:

	Three Months Ended or At June 30,		Six Months Ended or At June 30,
	2017	2016	2017	2016
Return on average assets (ROA) (1)	1.31%	1.32%	1.23%	1.22%
Return on average equity (1)	15.51%	15.50%	14.60%	14.20%
Net interest margin (1)(2)	4.26%	4.20%	4.20%	4.17%
Efficiency ratio (3)	64.36%	66.22%	66.12%	68.05%
Net interest spread (4)	4.18%	4.12%	4.12%	4.08%
Loan to deposit ratio	95.92%	92.93%	95.92%	92.93%
Net loan charge-offs to average loans not held for sale (1)	0.02%	(0.02)%	0.03%	0.05%
Allowance for loan losses to loans not held for sale	0.96%	1.04%	0.96%	1.04%
Nonperforming assets to total assets (5)	0.46%	0.54%	0.46%	0.54%
Equity to assets	8.79%	8.80%	8.79%	8.80%
Total capital to risk weighted assets	13.37%	13.41%	13.37%	13.41%
Book value per share	$13.10	$12.55	$13.10	$12.55
Earnings per share	$0.50	$0.48	$0.93	$0.87
Dividends paid per share	$0.29	$0.28	$0.58	$0.55
Dividend payout ratio (6)	58.00%	58.33%	62.37%	63.22%
__________________

(1)	Annualized.

(2)	The ratio of tax equivalent net interest income to average earning assets. See pages 29 and 30 for more information.

(3)	The ratio of noninterest expense to tax equivalent net interest income and noninterest income, excluding securities gains (losses).

(4)	The difference between the average rate earned on earning assets and the average rate paid on interest bearing liabilities. See pages 29 and 30 for more information.

(5)	Nonperforming assets are loans or investment securities that are in nonaccrual or 90 or more days past due as well as OREO or OAO.

(6)	Cash dividends declared and paid per share divided by consolidated net income per share.

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
The Company’s net interest income increased $416 thousand, or 6.7%, to $6.6 million for the three months ended June 30, 2017 from $6.2 million for the three months ended June 30, 2016. The net interest spread increased 6 bps to 4.18% for the second quarter of 2017, from 4.12% for the same period last year, reflecting a 4 bps increase in the average yield earned on interest earning assets from 4.54% for the three months ended June 30, 2016 to 4.58% for the three months ended June 30, 2017. Average yields increased in all asset categories during the three month comparison periods. Although a 4 bps increase in the average yield on loans contributed to the $354 thousand increase in interest income on loans, as noted below under the caption "Rate Volume Analysis", the $24.7 million increase in volume of average loans was the primary factor in the increase.
The average rate paid on interest bearing liabilities decreased 2 bps, to 0.40% for the second quarter of 2017 compared to 0.42% for the second quarter of 2016. During the third quarter of 2016, Union began offering fully FDIC insured money market and demand deposit accounts through the Promontory Interfinancial Network. Several municipal and commercial customers began utilizing these products and as monies in time deposits matured they were transfered into these money market and demand accounts. As a result, for the three month comparison periods, an increase in the average balance and average rate paid on interest bearing checking accounts and savings and money market accounts occurred, with a corresponding decrease in time deposits. The net interest margin was 4.26% and 4.20% for the three months ended June 30, 2017 and June 30, 2016, respectively.

Union Bankshares, Inc. Page 28

Net interest income was $12.9 million, on a fully tax equivalent basis for the six months ended June 30, 2017, compared to $12.1 million for the six months ended June 30, 2016, an increase of $783 thousand, or 6.47%. The volume of earning assets increased $37.2 million and the average yield on earning assets increased 3 bps to 4.54% compared to 4.51% for the comparison periods. Average loans increased $27.6 million to $541.8 million for the six months ended June 30, 2017 compared to $514.1 million for the six months ended June 30, 2016. The increase in volume is the primary contributor to the $681 thousand increase in interest income on loans. While the FRB initiated three 25 bp increases in short-term rates since December 2016, not all of our loans are set to reprice immediately, or may be in the initial fixed period.
The average cost of funds, which is tied primarily to our customer deposits, decreased 1 bp to 0.42% for the six months ended June 30, 2017 compared to 0.43% for the same period last year. Similar to the change discussed above for the three months ended June 30, 2017, a year-over-year increase in the average balances and rates paid on interest bearing checking accounts and savings and money market accounts occurred, with a corresponding decrease in time deposits due to increased use of the Promontory Interfinancial Network beginning in the third quarter of 2016. See the following table for details.
The following table shows for the periods indicated the total amount of income recorded from average interest earning assets, the related average tax equivalent yields, the interest expense associated with average interest bearing liabilities, the related average rates paid, and the resulting tax equivalent net interest spread and margin.

	Three Months Ended June 30,
	2017			2016
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$13,939	$19	0.52%	$11,890	$6	0.22%
Interest bearing deposits in banks	8,500	36	1.72%	11,116	41	1.47%
Investment securities (1), (2)	68,442	415	2.88%	61,659	371	2.83%
Loans, net (1), (3)	546,391	6,608	4.95%	521,681	6,254	4.91%
Nonmarketable equity securities	2,431	23	3.83%	2,274	16	2.90%
Total interest earning assets (1)	639,703	7,101	4.58%	608,620	6,688	4.54%
Cash and due from banks	4,064			4,515
Premises and equipment	13,219			12,996
Other assets	22,022			22,676
Total assets	$679,008			$648,807
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$148,056	42	0.11%	$126,465	26	0.08%
Savings/money market accounts	226,734	188	0.33%	191,560	93	0.19%
Time deposits	101,852	166	0.66%	141,872	293	0.83%
Borrowed funds	34,300	120	1.39%	28,264	107	1.49%
Total interest bearing liabilities	510,942	516	0.40%	488,161	519	0.42%
Noninterest bearing deposits	105,565			101,221
Other liabilities	5,059			4,249
Total liabilities	621,566			593,631
Stockholders' equity	57,442			55,176
Total liabilities and stockholders’ equity	$679,008			$648,807
Net interest income		$6,585			$6,169
Net interest spread (1)			4.18%			4.12%
Net interest margin (1)			4.26%			4.20%

Union Bankshares, Inc. Page 29

	Six Months Ended June 30,
	2017			2016
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$16,564	$49	0.59%	$10,528	$11	0.21%
Interest bearing deposits in banks	8,874	71	1.62%	11,895	86	1.44%
Investment securities (1), (2)	68,450	843	2.92%	62,261	758	2.85%
Loans, net (1), (3)	541,780	12,930	4.91%	514,147	12,249	4.88%
Nonmarketable equity securities	2,393	47	4.00%	2,071	32	3.13%
Total interest earning assets (1)	638,061	13,940	4.54%	600,902	13,136	4.51%
Cash and due from banks	4,093			4,560
	13,317			13,026
Other assets	22,040			22,473
Total assets	$677,511			$640,961
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$144,176	81	0.11%	$122,553	49	0.08%
Savings/money market accounts	228,823	398	0.35%	188,143	172	0.18%
Time deposits	102,782	339	0.66%	145,878	616	0.85%
Borrowed funds	33,516	235	1.40%	23,266	195	1.66%
Total interest bearing liabilities	509,297	1,053	0.42%	479,840	1,032	0.43%
Noninterest bearing deposits	106,124			101,692
Other liabilities	5,128			4,519
Total liabilities	620,549			586,051
Stockholders' equity	56,962			54,910
Total liabilities and stockholders’ equity	$677,511			$640,961
Net interest income		$12,887			$12,104
Net interest spread (1)			4.12%			4.08%
Net interest margin (1)			4.20%			4.17%
__________________

(1)	Average yields reported on a tax equivalent basis using a marginal tax rate of 34%.

(2)	Average balances of investment securities are calculated on the amortized cost basis and include nonaccrual securities, if applicable.

(3)	Includes loans held for sale as well as nonaccrual loans, unamortized costs and unamortized premiums and is net of the allowance for loan losses.

Tax exempt interest income amounted to $439 thousand and $446 thousand for the three months ended June 30, 2017 and 2016, respectively, and $872 thousand and $874 thousand for the 2017 and 2016 six month comparison periods, respectively. The following table presents the effect of tax exempt income on the calculation of net interest income, using a marginal tax rate of 34% for the 2017 and 2016 three and six month comparison periods:

	For the Three Months Ended June 30,		For The Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Net interest income as presented	$6,585	$6,169	$12,887	$12,104
Effect of tax-exempt interest
Investment securities	79	66	158	128
Loans	133	135	263	266
Net interest income, tax equivalent	$6,797	$6,370	$13,308	$12,498

Union Bankshares, Inc. Page 30

Rate/Volume Analysis. The following table describes the extent to which changes in average interest rates (on a fully tax-equivalent basis) and changes in volume of average interest earning assets and interest bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to:

•	changes in volume (change in volume multiplied by prior rate);

•	changes in rate (change in rate multiplied by prior volume); and

•	total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016 Increase/(Decrease) Due to Change In			Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016 Increase/(Decrease) Due to Change In
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$2	$11	$13	$10	$28	$38
Interest bearing deposits in banks	(11)	6	(5)	(24)	9	(15)
Investment securities	36	8	44	76	9	85
Loans, net	305	49	354	639	42	681
Nonmarketable equity securities	1	6	7	5	10	15
Total interest earning assets	$333	$80	$413	$706	$98	$804
Interest bearing liabilities:
Interest bearing checking accounts	$5	$11	$16	$10	$22	$32
Savings/money market accounts	19	76	95	44	182	226
Time deposits	(73)	(54)	(127)	(160)	(117)	(277)
Borrowed funds	20	(7)	13	74	(34)	40
Total interest bearing liabilities	$(29)	$26	$(3)	$(32)	$53	$21
Net change in net interest income	$362	$54	$416	$738	$45	$783

Provision for Loan Losses. There was no loan loss provision recorded for the three and six months ended June 30, 2017 compared to $75 thousand and $150 thousand for the three and six months ended June 30, 2016, respectively. No provision for the first six months of 2017 was deemed appropriate by management based on the size and mix of the loan portfolio, the level of nonperforming loans, the results of the qualitative factor review and the existing economic conditions. For further details, see FINANCIAL CONDITION- Allowance for Loan Losses and Asset Quality below.

Union Bankshares, Inc. Page 31

Noninterest Income. Noninterest income was $2.3 million, or 24.7% of total income for the three months ended June 30, 2017, compared to $2.6 million, or 28.0% of total income for the three months ended June 30, 2016 and $4.6 million, or 24.7% of total income for the six months ended June 30, 2017 compared to $4.8 million, or 26.7% of total income for the six months ended June 30, 2016. The following table sets forth the components of noninterest income and changes from 2016 to 2017:

	For The Three Months Ended June 30,				For The Six Months Ended June 30,
	2017	2016	$ Variance	% Variance	2017	2016	$ Variance	% Variance
	(Dollars in thousands)
Trust income	$191	$180	$11	6.1	$369	$352	$17	4.8
Service fees	1,451	1,427	24	1.7	2,891	2,839	52	1.8
Net gains on sales of loans held for sale	597	775	(178)	(23.0)	1,105	1,275	(170)	(13.3)
Income from Company-owned life insurance	59	141	(82)	(58.2)	119	214	(95)	(44.4)
Other income	26	56	(30)	(53.6)	73	85	(12)	(14.1)
Net gains on sales of investment securities AFS	9	18	(9)	(50.0)	9	18	(9)	(50.0)
Total noninterest income	$2,333	$2,597	$(264)	(10.2)	$4,566	$4,783	$(217)	(4.5)

The significant changes in noninterest income for the three and six months ended June 30, 2017 compared to the same periods of 2016 are described below:

•
Service fees. Overdraft fees increased $27 thousand and $47 thousand for the three and six months ended June 30, 2017, respectively, compared to the same periods of 2016. Additionally, increases of $3 thousand and $43 thousand in loan servicing fee income occurred for the three and six months ended June 30, 2017, respectively, compared to the same periods of 2016. These increases were partially offset by decreases in service charges on deposits accounts of $11 thousand and $37 thousand for the three and six months ended June 30, 2017, respectively, compared to the same periods of 2016.

•
Net gains on sales of loans held for sale. Continuing the Company's strategy to mitigate long-term interest rate risk, residential and commercial loans totaling $30.0 million were sold during the second quarter of 2017, versus residential loan sales of $35.4 million during the second quarter of 2016. Residential and commercial loans of $58.5 million were sold during the first six months of 2017, versus sales of $58.3 million the first six months of 2016. Although the volume of loans sold for the six month comparison periods are similar, the average sale premiums were lower in 2017 versus 2016.

•
Income from Company-owned life insurance. Proceeds from the death benefit on an insurance policy on the life of a former director, resulting in $73 thousand of additional income were received during the second quarter of 2016 that did not reoccur in 2017. Additionally, the total yield on the policies has decreased as insurance costs have increased as each insured individual is another year older.

•
Other income. Other income decreased for the three month comparison periods due to decreases of $23 thousand in MSR income and $7 thousand in other noninterest income. For the sixth month comparison periods, MSR income increased $2 thousand but was more than offset by a decrease in other noninterest income of $14 thousand.

Union Bankshares, Inc. Page 32

Noninterest Expense. Noninterest expense increased $63 thousand, or 1.1%, for the three months ended June 30, 2017 and increased $301 thousand, or 2.6% for the six months ended June 30, 2017 compared to the same periods in 2016. The following table sets forth the components of noninterest expense and changes between the three and six month comparison periods of 2017 and 2016:

	For The Three Months Ended June 30,				For The Six Months Ended June 30,
	2017	2016	$ Variance	% Variance	2017	2016	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$2,504	$2,442	$62	2.5	$5,072	$4,900	$172	3.5
Pension and employee benefits	951	851	100	11.8	1,830	1,794	36	2.0
Occupancy expense, net	363	309	54	17.5	753	626	127	20.3
Equipment expense	523	541	(18)	(3.3)	1,057	1,050	7	0.7
Vermont franchise tax	145	138	7	5.1	288	275	13	4.7
FDIC insurance assessment	76	82	(6)	(7.3)	171	165	6	3.6
Other expenses	1,309	1,445	(136)	(9.4)	2,641	2,701	(60)	(2.2)
Total noninterest expense	$5,871	$5,808	$63	1.1	$11,812	$11,511	$301	2.6
The significant changes in noninterest expense for the three and six months ended June 30, 2017 compared to the same periods of 2016 are described below:

•
Salaries and wages. Salaries and wages increased $62 thousand and $172 thousand for the three and six months ended June 30, 2017, respectively, compared to the same periods of 2016 due to normal salary increases.

•
Pension and employee benefits. Pension and employee benefits increased $100 thousand and $36 thousand for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The increase for the three month comparison period is primarily the result of an increase in the cost of the Company's medical plan of $64 thousand, a reduction of $22 thousand in the benefit received from the pension plan, and an increase of $9 thousand in 401K contribution expense. The increase for the six month comparison period is the result of a reduction in the benefit received from the pension plan of $44, a $29 thousand increase in other employee benefits, and an increase in payroll taxes of $10 thousand. These increases were partially offset by a reduction in the cost of the Company's medical plan of $31 thousand resulting from the receipt of a $130 thousand plan credit in March 2017 due to favorable 2016 claims experience. Additionally, the Company's 401k contribution expense was $15 thousand less for the six months ended June 30, 2017 compared to the same period in 2016 as the 2016 profit sharing contribution paid to employees was less than the amount accrued based on the end of year employee census information.

•
Occupancy expense. The Company experienced increases of $32 thousand and $79 thousand in repairs and maintenance for its facilities for the three and six months ended June 30, 2017, respectively, compared to the same periods of 2016. The mild winter experienced in Vermont and New Hampshire in 2016 resulted in lower than normal plowing costs. Also, the Company's janitorial services increased approximately $13 thousand and $23 during the three and six month comparison periods, respectively, due to a change in vendor. Additionally, lease expense increased $10 thousand and $19 thousand for the three and six months ended June 30, 2017, respectively, compared to the same periods of 2016. Lastly, increases of $9 thousand and $18 thousand in depreciation expense occurred during the three and six month comparison periods, respectively.

Provision for Income Taxes. The Company has provided for current and deferred federal income taxes for the quarters and six months ended June 30, 2017 and 2016. The Company's net provision for income taxes was $820 thousand and $1.5 million for the quarter and six months ended June 30, 2017, respectively, compared to $744 thousand and $1.3 million for the same periods in 2016. The Company's effective tax rate was 26.9% and 26.3% for the quarter and six months ended June 30, 2017, compared to an effective tax rate of 25.8% and 25.4% for the same periods in 2016.

Amortization expense related to limited partnership investments is included as a component of tax expense and amounted to $157 and $314 thousand for the three and six months ended June 30, 2017, respectively, and $118 thousand and $236 thousand for the three and six months ended June 30, 2016, respectively. These investments provide tax benefits, including tax credits. Low income housing tax credits with respect to limited partnership investments are also included as a component of income tax expense and amounted to $158 thousand and $316 thousand for the three and six months ended June 30, 2017, respectively, and $129 thousand and $259 thousand for the three and six months ended June 30, 2016, respectively.

Union Bankshares, Inc. Page 33

FINANCIAL CONDITION

At June 30, 2017, the Company had total consolidated assets of $664.9 million, including gross loans and loans held for sale (total loans) of $541.6 million, deposits of $564.6 million and stockholders' equity of $58.5 million. The Company’s total assets at June 30, 2017 decreased $26.5 million, or 3.8%, from $691.4 million at December 31, 2016, and increased $28.5 million, or 4.5%, compared to June 30, 2016.

Net loans and loans held for sale increased a total of $651 thousand, or 0.1%, to $537.1 million, or 80.8% of total assets at June 30, 2017, compared to $536.5 million, or 77.6% of total assets at December 31, 2016. (See Loans Held for Sale and Loan Portfolio below.)

Total deposits decreased $33.0 million, or 5.5%, to $564.6 million at June 30, 2017, from $597.7 million at December 31, 2016. There were decreases in interest bearing deposits of $25.5 million, or 6.7%, noninterest bearing deposits of $4.2 million, or 3.8%, and time deposits of $3.3 million, or 3.2%. (See average balances and rates in the Yields Earned and Rates Paid tables on pages 29 and 30.)

Total borrowed funds increased $4.8 million, or 15.2%, from $31.6 million at December 31, 2016 to $36.4 million at June 30, 2017. There was $5.3 million in fed funds purchased at June 30, 2017, while FHLB advances decreased $139 thousand and customer overnight collateralized repurchase sweeps decreased $361 thousand between December 31, 2016 and June 30, 2017. (See Borrowings on page 39.)

Total stockholders’ equity increased $2.2 million to $58.5 million at June 30, 2017 from $56.3 million at December 31, 2016. (See Capital Resources on page 41.)

Loans Held for Sale and Loan Portfolio. Total loans (including loans held for sale) increased $513 thousand, or 0.1%, to $541.6 million, representing 81.5% of assets at June 30, 2017, from $541.1 million, representing 78.3% of assets at December 31, 2016. The total loan portfolio at June 30, 2017 increased $32.4 million compared to the June 30, 2016 level of $509.2 million, representing 80.0% of assets. The Company’s loans consist primarily of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Real estate secured loans represented $473.8 million, or 87.5% of total loans at June 30, 2017 and $463.8 million, or 85.7% of total loans at December 31, 2016. Although competition for good loans is strong, especially in the commercial sector, the Company has been able to originate loans to both current and new customers while maintaining credit quality. Other than the decrease in the municipal portfolio reflecting the one day seasonal fluctuation from municipalities and school districts paying down their annual lines of credit as of their June 30 fiscal year end, the composition of the Company’s loan portfolio remained relatively unchanged from December 31, 2016. There was no material change in the Company’s lending programs or terms during the six months ended June 30, 2017.

The composition of the Company's loan portfolio as of June 30, 2017 and December 31, 2016 was as follows:

	June 30, 2017		December 31, 2016
Loan Class	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$175,322	32.4	$172,727	31.9
Construction real estate	40,735	7.5	34,189	6.3
Commercial real estate	252,354	46.6	249,063	46.0
Commercial	46,598	8.6	41,999	7.8
Consumer	3,537	0.6	3,962	0.7
Municipal	17,654	3.3	31,350	5.8
Loans held for sale	5,406	1.0	7,803	1.5
Total loans	541,606	100.0	541,093	100.0
Allowance for loan losses	(5,168)		(5,247)
Unamortized net loan costs	708		649
Net loans and loans held for sale	$537,146		$536,495
The Company originates and sells qualified residential mortgage loans in various secondary market avenues, with a majority of sales made to the FHLMC/Freddie Mac. At June 30, 2017, the Company serviced a $641.1 million residential real estate mortgage portfolio, of which $5.4 million was held for sale and approximately $460.3 million was serviced for unaffiliated third parties.

Union Bankshares, Inc. Page 34

The Company sold $58.4 million of qualified residential real estate loans primarily originated during the first six months of 2017 to the secondary market to mitigate long-term interest rate risk and to generate fee income, compared to sales of $58.3 million during the first six months of 2016. The Company generally retains the servicing rights on sold residential mortgage loans. The Company originates and sells FHA, VA, and RD residential mortgage loans, and also has an Unconditional Direct Endorsement Approval from HUD which allows the Company to approve FHA loans originated in any of its Vermont or New Hampshire locations without needing prior HUD underwriting approval. The Company sells VA and FHA loans as originated with servicing released. Some of the government backed loans qualify for zero down payments without geographic or income restrictions. These loan products increase the Company's ability to serve the borrowing needs of residents in the communities we serve, including low and moderate income borrowers, while the government guaranty mitigates our exposure to credit risk.
The Company also originates commercial real estate and commercial loans under various SBA, USDA and State sponsored programs which provide a government agency guaranty for a portion of the loan amount. There was $5.1 million guaranteed under these various programs at June 30, 2017 on an aggregate balance of $6.5 million in subject loans. The Company occasionally sells the guaranteed portion of the loan to other financial concerns and retains servicing rights, which generates fee income. There were $103 thousand of commercial loans sold in the first six months of 2017 and $47 thousand of commercial loans sold in the first six months of 2016. The Company recognizes gains and losses on the sale of the principal portion of these loans as they occur.

The Company serviced $17.3 million of commercial and commercial real estate loans for unaffiliated third parties as of June 30, 2017. This includes $12.9 million of commercial or commercial real estate loans the Company has participated out to other financial institutions, in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.

As of June 30, 2017, total loans serviced had grown to $1.0 billion, which includes total loans on the balance sheet of $541.6 million as well as total loans sold with servicing retained of $477.6 million, compared to total loans serviced of $993.1 million as of December 31, 2016.

The Company capitalizes MSRs for all loans sold with servicing retained and recognizes gains and losses on the sale of the principal portion of these loans as they occur. The unamortized balance of MSRs on loans sold with servicing retained was $1.7 million at June 30, 2017, with an estimated market value in excess of the carrying value as of such date. Management periodically evaluates and measures the servicing assets for impairment.

There were no loans pledged to secure municipal deposits above the FDIC insurance coverage level as of June 30, 2017. Qualified residential first mortgage loans and certain commercial real estate loans held by Union are eligible to be pledged as collateral for borrowings from the FHLB under a blanket lien.

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

Union Bankshares, Inc. Page 35

The following table shows the composition of nonperforming assets at the dates indicated and trends of certain ratios monitored by the Company's management in reviewing asset quality:

	As of or for the six months ended	As of or for the year ended	As of or for the six months ended
	June 30, 2017	December 31, 2016	June 30, 2016
	(Dollars in thousands)
Nonaccrual loans	$2,728	$3,545	$2,627
Accruing loans 90+ days delinquent	357	840	795
Total nonperforming assets (1)	$3,085	$4,385	$3,422
Allowance for loan losses to loans not held for sale	0.96%	0.98%	1.04%
Allowance for loan losses to nonperforming loans	167.52%	119.66%	152.72%
Nonperforming loans to total loans	0.57%	0.81%	0.67%
Nonperforming assets to total assets	0.46%	0.63%	0.54%
Delinquent loans (30 days to nonaccruing) to total loans	0.97%	1.55%	1.00%
Net charge-offs (annualized) to average loans not held for sale	0.03%	0.02%	0.05%
____________________

(1)
The Company had guarantees of U.S. or state government agencies on the above nonperforming loans totaling $194 thousand at June 30, 2017, $599 thousand at December 31, 2016, and $444 thousand at June 30, 2016.

The level of nonaccrual loans decreased $817 thousand, or 23.0%, since December 31, 2016, and accruing loans delinquent 90 days or more decreased $483 thousand, or 57.5%, during the same time period. The percentage of nonperforming loans to total loans decreased from 0.81% to 0.57%. There were two residential real estate loan totaling $436 thousand in process of foreclosure at June 30, 2017. The aggregate interest income not recognized on nonaccrual loans amounted to approximately $1.4 million and $1.3 million as of June 30, 2017 and 2016, respectively and $1.3 million as of December 31, 2016.
At June 30, 2017, the Company had loans rated substandard that were on a performing status totaling $2.9 million, compared to $1.8 million at December 31, 2016. In management's view, substandard loans represent a higher degree of risk of becoming nonperforming loans in the future. The Company’s management is focused on the impact that the economy may have on its borrowers and closely monitors industry and geographic concentrations for evidence of financial problems. In contrast to the lack of snow in the prior year winter season which put some strain on the local tourism industry, this past winter season brought cold and snow to the area. The impact of the difficult 2015/2016 winter season appears to have been repaired with the good tourism seasons that have followed for this industry. Improvement in local economic indicators have also been identified over the past year. The unemployment rate has stabilized in Vermont and was 3.2% for June 2017 and June 2016. The New Hampshire unemployment rate was 2.9% for June 2017 compared to 2.8% for June 2016. These rates compare favorably with the nationwide unemployment rate of 4.4%and 4.9% for the comparable periods. Management will continue to monitor the national, regional and local economic environment and its impact on unemployment, business failures and real estate values in the Company’s market area.
On occasion, the Company acquires residential or commercial real estate properties through or in lieu of loan foreclosure. These properties are held for sale and are initially recorded as OREO at fair value less estimated selling costs at the date of the Company’s acquisition of the property, with fair value based on an appraisal for more significant properties and on a broker’s price opinion for less significant properties. Holding costs and declines in the fair value of properties acquired are expensed as incurred. Declines in the fair value after acquisition of the property result in charges against income before tax. There were no such declines for the three and six months ended June 30, 2017, or June 30, 2016. The Company evaluates each OREO property at least quarterly for changes in the fair value. The Company had no properties classified as OREO at June 30, 2017 and December 31, 2016.
Allowance for Loan Losses. Some of the Company’s loan customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge off a portion or all of the remaining principal balance due. The Company maintains an ALL to absorb such losses. The ALL is maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio as of the evaluation date; however, actual loan losses may vary from current estimates. The Company's policy and methodologies for establishing the ALL, described in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, did not change during the first six months of 2017.
Impaired loans, including $3.2 million of TDR loans, were $4.0 million at June 30, 2017, with government guaranties of $635 thousand and a specific reserve amount allocated of $83 thousand. Impaired loans, including $3.4 million of TDR loans, at

Union Bankshares, Inc. Page 36

December 31, 2016 were $5.3 million, with government guaranties of $637 thousand and a specific reserve amount allocated of $103 thousand. Based on management's evaluation of the Company's historical loss experience on substandard commercial loans, commercial loans with balances greater than $500 thousand was established as the threshold for individual impairment evaluation with a specific reserve allocated when warranted. Commercial loans with balances under this threshold are collectively evaluated for impairment as a homogeneous pool of loans, unless such loans are subject to a restructuring agreement or have been identified as impaired as part of a larger customer relationship. The specific reserve amount allocated to individually identified impaired loans decreased $20 thousand as a result of the June 30, 2017 impairment evaluation.
The following table reflects activity in the ALL for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,		For The Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$5,192	$5,125	$5,247	$5,201
Charge-offs	(28)	—	(89)	(156)
Recoveries	4	26	10	31
Net charge-offs	(24)	26	(79)	(125)
Provision for loan losses	—	75	—	150
Balance at end of period	$5,168	$5,226	$5,168	$5,226
The following table (net of loans held for sale) shows the internal breakdown by risk component of the Company's ALL and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

	June 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$1,387	32.7	$1,399	32.4
Construction real estate	481	7.6	391	6.4
Commercial real estate	2,753	47.1	2,687	46.7
Commercial	362	8.7	342	7.9
Consumer	24	0.6	26	0.7
Municipal	26	3.3	40	5.9
Unallocated	135	—	362	—
Total	$5,168	100.0	$5,247	100.0

Notwithstanding the categories shown in the table above or any specific allocation under the Company's ALL methodology, all funds in the ALL are available to absorb loan losses in the portfolio, regardless of loan category or specific allocation.

There were no changes to the reserve factors assigned to any of the loan portfolios based on the qualitative factor reviews performed during the first six months of 2017. Management of the Company believes, in its best estimate, that the ALL at June 30, 2017 is appropriate to cover probable credit losses inherent in the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the ALL at June 30, 2017. In addition, our banking regulators, as an integral part of their examination process, periodically review our ALL. Such agencies may require us to recognize adjustments to the ALL based on their judgments about information available to them at the time of their examination. A large adjustment to the ALL for losses in future periods may require increased provisions to replenish the ALL, which could negatively affect earnings. While the Company recognizes that economic slowdowns or financial and credit market turmoil may adversely impact its borrowers' financial performance and ultimately their ability to repay their loans, management continues to be cautiously optimistic about the collectability of the Company's loan portfolio.

Investment Activities. At June 30, 2017, investment securities classified as AFS totaled $66.0 million and securities classified as HTM totaled $1.0 million, or $67.0 million combined, comprising 10.1% of total assets. Total investment securities increased $421 thousand, or 0.6%, from $66.6 million, or 9.6% of total assets at December 31, 2016. Net unrealized losses for the Company’s AFS investment securities portfolio were $162 thousand as of June 30, 2017, compared to net unrealized losses of $1.0 million as of December 31, 2016. Net unrealized losses of $107 thousand, net of income tax effect, were reflected in the Company’s

Union Bankshares, Inc. Page 37

accumulated OCI component of stockholders’ equity at June 30, 2017. There was $2 thousand in net unrealized losses in the Company's HTM investment securities portfolio at June 30, 2017 and no unrealized gain or loss at December 31, 2016. No declines in value were deemed by management to be OTT at June 30, 2017. Deterioration in credit quality and/or imbalances in liquidity that may exist in the financial marketplace might adversely affect the fair values of the Company’s investment portfolio and the amount of gains or losses ultimately realized on the sale of such securities, and may also increase the potential that certain resulting unrealized losses will be designated as OTT in future periods, resulting in write-downs and charges to earnings. There was $9.7 million of investment securities pledged to secure various public deposits or customer repurchase agreements as of June 30, 2017, compared to $8.4 million at December 31, 2016.

Deposits. The following table shows information concerning the Company's average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the six months ended June 30, 2017 and year ended December 31, 2016:

	Six Months Ended June 30, 2017			Year Ended December 31, 2016
	Average Amount	Percent of Total Deposits	Average Rate	Average Amount	Percent of Total Deposits	Average Rate
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$106,124	18.2	—	$105,596	18.7	—
Interest bearing checking accounts	144,176	24.8	0.11%	128,977	22.8	0.09%
Money market accounts	130,206	22.4	0.50%	110,938	19.6	0.35%
Savings accounts	98,617	16.9	0.15%	93,118	16.5	0.15%
Total nontime deposits	479,123	82.3	0.20%	438,629	77.6	0.15%
Time deposits:
Less than $100,000	62,116	10.7	0.65%	63,720	11.3	0.66%
$100,000 and over	40,666	7.0	0.68%	62,528	11.1	0.90%
Total time deposits	102,782	17.7	0.66%	126,248	22.4	0.77%
Total deposits	$581,905	100.0	0.28%	$564,877	100.0	0.29%
The Company participates in CDARS, which permits the Company to offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants. CDARS also provides the Company with an additional source of funding and liquidity through the purchase of deposits. There were $9.9 million of time deposits of $250,000 or less on the balance sheet at June 30, 2017 and $10.9 million at December 31, 2016, which were exchanged with other CDARS participants and are therefore considered for certain regulatory purposes to be “brokered” deposits. There were no purchased CDARS deposits at June 30, 2017 or December 31, 2016.

The Company also participates in the ICS program, a service through which Union can offer its customers a savings product with access to unlimited FDIC insurance, while receiving reciprocal deposits from other banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of savings deposits through ICS provides full deposit insurance coverage for the customer, thereby helping Union retain the full amount of the deposit on its balance sheet. As with the CDARS program, in addition to reciprocal deposits, participating banks may also purchase one-way ICS deposits. During the third quarter of 2016, Union began offering an ICS money market account to its municipal and commercial customers. Several municipal customers began utilizing this account and as monies in time deposits matured they were placed into these money market accounts. There were $18.3 million and $52.6 million in exchanged ICS money market deposits on the balance sheet at June 30, 2017 and December 31, 2016, respectively. As a result, an increase in the average balance and rate paid on money market accounts and total non-time deposit accounts occurred during the six months ended June 30, 2017 compared to the year ended December 31, 2016, with corresponding decreases in time deposits $100,000 and over. There were no purchased ICS deposits at June 30, 2017 or December 31, 2016.

At June 30, 2017, there was $2.0 million in retail brokered deposits issued under master certificates of deposit to a deposit broker for the purpose of providing a supplemental source of funding and liquidity. These deposits will mature in $1.0 million increments in each of the next two years. There were $3.0 million of retail brokered deposits at December 31, 2016.

Union Bankshares, Inc. Page 38

The following table provides a maturity distribution of the Company’s time deposits in amounts of $100,000 and over at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Within 3 months	$7,629	$5,202
3 to 6 months	6,152	9,927
6 to 12 months	11,572	12,051
Over 12 months	12,631	13,401
	$37,984	$40,581
During the first six months of 2017, average total deposits grew $17.0 million, or 3.0%, compared to the year ended December 31, 2016, with growth in all categories except time deposits. In total, time deposits at June 30, 2017 decreased $3.3 million, or 3.2%, from December 31, 2016, with the average balance decreasing $23.5 million. The Company’s time deposits in amounts of $100 thousand and over increased $2.6 million, or 6.4%, between December 31, 2016 and June 30, 2017, while the average balance decreased from $62.5 million to $40.7 million. The decrease in the average time deposits is primarily the result of the third quarter 2016 shift in municipal deposit funds from time deposits to the fully insured ICS money market product.

A provision of the Dodd-Frank Act permanently raised FDIC deposit insurance coverage to $250 thousand per depositor per insured depository institution for each account ownership category. At June 30, 2017, the Company had deposit accounts with less than $250 thousand totaling $420.3 million, or 74.4% of its deposits, with FDIC insurance protection. An additional $8.8 million of municipal deposits were over the FDIC insurance coverage limit at June 30, 2017 and were collateralized by Union under applicable state regulations by investment securities.

Borrowings. Total borrowed funds at June 30, 2017 were $36.4 million compared to $31.6 million at December 31, 2016, a net increase of $4.8 million, or 15.2%. The increase in borrowed funds reflects a balance of $5.3 million in overnight federal funds purchased at a rate of 1.30% from FHLB at June 30, 2017, versus no federal funds purchased at December 31, 2016. The FHLB option advance borrowings were $30.4 million at June 30, 2017, at a weighted average rate of 1.41%, and $30.5 million at December 31, 2016, at a weighted average rate of 1.42%. The decrease in the balance of option advances reflects scheduled monthly payments of $139 thousand on long-term FHLB amortizing advances during the first six months of 2017. In addition, the Company had overnight secured customer repurchase agreement sweeps at June 30, 2017 of $738 thousand, at a weighted average rate of 0.20%, compared to $1.1 million, at a weighted average rate of 0.23% at December 31, 2016, a decrease of $361 thousand, or 32.8%. The volume of the overnight secured customer repurchase agreement sweeps is volatile and is a function of our customers' cash flow needs.

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

Union Bankshares, Inc. Page 39

The following table details the contractual or notional amount of financial instruments that represented credit risk at the balance sheet dates:

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Commitments to originate loans	$62,536	$31,404
Unused lines of credit	84,442	76,544
Standby and commercial letters of credit	1,619	1,624
Credit card arrangements	1,289	1,341
FHLB Mortgage Partnership Finance credit enhancement obligation, net	611	610
Commitment to purchase investment in a real estate limited partnership	2,291	980
Total	$152,788	$112,503
Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have a fixed expiration date or other termination clause and may require payment of a fee. Since many of the loan commitments are expected to expire without being drawn upon and not all credit lines will be utilized, the total commitment amounts do not necessarily represent future cash requirements. Lines of credit incur seasonal volume fluctuations due to the nature of some customers' businesses, such as tourism and maple syrup products production. The large increase in commitments to originate loans at June 30, 2017 from December 31, 2016 is primarily the result of the municipals' and school districts' fiscal cycle, with $42.6 million committed to them on June 30, 2017 for their fiscal year beginning July 1, 2017.
The Company did not hold derivative or hedging instruments at June 30, 2017 or December 31, 2016.
The Company’s subsidiary bank is required (as are all banks) to maintain vault cash or a noninterest bearing reserve balance as established by FRB regulations. The Bank’s average total required reserve for the 14 day maintenance period including June 30, 2017 was $960 thousand and for December 31, 2016 was $891 thousand, both of which were satisfied by vault cash.

Contractual Obligations. The Company and Union have various financial obligations, including contractual obligations that may require future cash payments. The following table presents, as of June 30, 2017, significant fixed and determinable contractual obligations to third parties:

June 30, 2017
(Dollars in thousands)
Operating lease commitments	$315
Contractual payments on borrowed funds (1)	36,395
Deposits without stated maturity (1) (2)	464,710
Certificates of deposit (1) (2)	99,913
Deferred compensation payouts	910
Total	$602,243
____________________

(1)	The amounts exclude interest payable.

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

As of June 30, 2017, Union, as a member of FHLB, had access to unused lines of credit up to $62.4 million over and above the $30.4 million in outstanding term advances with the purchase of required FHLB Class B common stock and evaluation by the

Union Bankshares, Inc. Page 40

FHLB of the underlying collateral available. This line of credit can be used for either short-term or long-term liquidity or other funding needs.

Union also maintains an IDEAL Way Line of Credit with the FHLB. The total line available was $551 thousand at June 30, 2017. There were no borrowings against this line of credit as of such date. Interest on this line is chargeable at a rate determined by the FHLB and payable monthly. Should Union utilize this line of credit, qualified portions of the loan and investment portfolios would collateralize these borrowings.

In addition to its borrowing arrangements with the FHLB, Union maintains a pre-approved federal funds lines of credit totaling $7.0 million with an upstream correspondent bank and one-way buy options with CDARS and ICS as well as access to the FRB discount window, which would require pledging of qualified assets. Core deposits are the lowest cost of funds the Company has access to but these deposits may not be sufficient to cover the on balance sheet liquidity needs which makes using these other sources necessary. In an attempt to control the cost of these other sources, an agreement was entered into with Promontory Interfinancial Network that locks in the cost of funds on purchased ICS deposits at 10 basis points over the federal funds rate for a period of one year. At June 30, 2017 there were no purchased ICS deposits under this agreement, no purchased CDARS deposits, and no outstanding advances on the federal funds line or at the discount window.

Union's investment and residential loan portfolios provide a significant amount of contingent liquidity that could be accessed in a reasonable time period through sales of those portfolios. We also have additional contingent liquidity sources with access to the brokered deposit market and the FRB discount window. These sources are considered as liquidity alternatives in our contingent liquidity plan. At June 30, 2017, there was $2.0 million in retail brokered deposits issued under master certificates of deposit to a deposit broker. Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. However, any projections of future cash needs and flows are subject to substantial uncertainty, including factors outside the Company's control.

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

Stockholders’ equity increased from $56.3 million at December 31, 2016 to $58.5 million at June 30, 2017, reflecting net income of $4.2 million for the first six months of 2017, a decrease of $557 thousand in accumulated other comprehensive loss, $68 thousand of stock based compensation and an $11 thousand increase due to the issuance of common stock under the DRIP. These increases were partially offset by cash dividends paid of $2.6 million and stock repurchases of $27 thousand during the six months ended June 30, 2017. The components of the other comprehensive loss are illustrated in Note 11 of the consolidated financial statements.

The Company has 7,500,000 shares of $2.00 par value common stock authorized. As of June 30, 2017, the Company had 4,936,652 shares issued, of which 4,461,733 were outstanding and 474,919 were held in treasury.

In January 2017, the Company's Board reauthorized the limited stock repurchase plan that was initially established in May of 2010 and has been reauthorized annually since that time. The limited stock repurchase plan allows the repurchase of up to a fixed number of shares of the Company's common stock each calendar quarter (currently 3,000 shares) in open market purchases or privately negotiated transactions, as management deems advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase authorization expires on December 31, 2017, unless reauthorized. The Company repurchased 675 shares during the first six months of 2017 under this program at a total cost of $27 thousand.

During the first quarter of 2016, the Company adopted a Dividend Reinvestment and Stock Purchase Plan whereby registered stockholders may elect to reinvest cash dividends and optional cash contributions to purchase additional shares of the Company's common stock. The Company has reserved 200,000 shares of its common stock for issuance and sale under the DRIP. As of June 30, 2017, 588 shares of stock had been issued from treasury stock under the DRIP.

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

Union Bankshares, Inc. Page 41

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

As of June 30, 2017, both the Company and Union met all capital adequacy requirements to which they are subject. There were no conditions or events between June 30, 2017 and the date of this report that management believes have changed either Company’s regulatory capital category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Total capital to risk weighted assets	$63,587	13.37%	$38,048	8.00%	N/A	N/A
Tier I capital to risk weighted assets	58,419	12.28%	28,543	6.00%	N/A	N/A
Common Equity Tier 1 to risk weighted assets	58,419	12.28%	21,408	4.50%	N/A	N/A
Tier I capital to average assets	58,419	8.65%	27,015	4.00%	N/A	N/A

Union:
Total capital to risk weighted assets	$63,264	13.32%	$37,996	8.00%	$47,495	10.00%
Tier I capital to risk weighted assets	58,096	12.24%	28,478	6.00%	37,971	8.00%
Common Equity Tier 1 to risk weighted assets	58,096	12.24%	21,359	4.50%	30,852	6.50%
Tier I capital to average assets	58,096	8.62%	26,959	4.00%	33,698	5.00%
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

A quarterly cash dividend of $0.29 per share was declared to stockholders of record on July 28, 2017, payable August 9, 2017. The dividend for the previous quarter was $0.29 per share.

Regulatory Matters. The Company and Union are subject to periodic examinations by the various regulatory agencies. These examinations include, but are not limited to, procedures designed to review lending practices, risk management, credit quality, liquidity, compliance and capital adequacy. In May of 2017 the FDIC performed its regular, periodic safety and soundness examination of Union. In February of 2017, the FDIC performed its regular periodic compliance examination of Union. In January of 2016, the FRB performed its regular, periodic examination of the Company. During 2015, the Vermont Department of Financial Regulation performed a regular safety and soundness examination of Union. No comments were received that would have a material adverse effect on the Company’s or Union’s liquidity, financial position, capital resources, or results of operations.

OTHER FINANCIAL CONSIDERATIONS
Market Risk and Interest Rate Risk. Market risk is the potential of loss in a financial instrument arising from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices, and equity prices. As of June 30, 2017, the Company did not have any market risk sensitive instruments acquired for trading purposes. The Company’s market risk arises primarily from interest rate risk inherent in its lending, investing, deposit taking and borrowing activities. Management of interest rate risk is an important component of our asset and liability management process, which is governed by established policies that are reviewed and approved annually. Our investment policy details the types of securities that may be purchased, and establishes portfolio limits and maturity limits for the various sectors. Our investment policy also establishes specific investment quality

Union Bankshares, Inc. Page 42

limits. The ALCO develops guidelines and strategies impacting our asset and liability management-related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. Members of the ALCO also manage the investment portfolio to maximize net interest income while mitigating market and interest rate risk.
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
An outside consultant is utilized to perform rate shocks to our balance sheet to assess our risk to earnings in different interest rate environments, and to perform a variety of other analyses. The consultant’s most recent completed analysis was as of June 30, 2017. The base simulation assumed no changes in rates, as well as 200 and 300 basis point rising interest rate scenarios which assume a parallel shift of the yield curve over a one-year period, and no growth assumptions. Management is not aware of any significant changes in the Company's risk profile since the analysis was performed as of June 30, 2017. A summary of the results is as follows:

•
Current/Flat Rates: If rates remain at current levels net interest income is projected to trend sideways for the entire simulation as declining asset yields are similarly offset by reductions to funding costs.

•
Rising Rates: Higher rates indicate positive results under all scenarios. Under the rising rate scenarios if rates rise in a parallel fashion, net interest income is expected to trend close to the base case scenario over the near term as higher funding costs match increasing asset yields. Once funding cost increases stabilize, net interest income is projected to increase for the duration of the simulation as assets reprice at higher rates and investment and loan cash flow continues to cycle into the elevated environment. The timing of recovery will depend on the slope and shape of the yield curve as rates rise.

The net interest income simulation as of June 30, 2017 showed that the change in net interest income for the next 12 months from our expected or “most likely” forecast was as follows:

Rate Change	Percent Change in Net Interest Income Limit	Percent Change in Net Interest Income
Up 300 basis points	(21.00)%	2.5%
Up 200 basis points	(14.00)%	1.9%
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Information called for by this item is incorporated by reference in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption OTHER FINANCIAL CONSIDERATIONS on page 42.

Union Bankshares, Inc. Page 43

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2017. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.
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

Item 1A. Risk Factors
There have been no material changes in the risk factors discussed in Part I-Item 1A, "Risk Factors" in our 2016 Annual Report on Form 10-K, since the date of the filing of that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the quarter ended June 30, 2017, the Company did not issue any unregistered equity securities.
The following table summarizes repurchases of the Company's equity securities during the quarter ended June 30, 2017:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Program (1)
April 2017	—	—	—	3,000
May 2017	375	$40.54	375	2,625
June 2017	75	$40.00	75	—
__________________

(1)
All repurchases shown in the table were made pursuant to a discretionary stock repurchase program under which the Company may repurchase up to 3,000 shares of its common stock each calendar quarter, in open market or privately negotiated transactions. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The program was initially authorized in 2010 and was reauthorized most recently in January 2017. The program will expire on December 31, 2017, unless reauthorized.

Union Bankshares, Inc. Page 44

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three and six months ended June 30, 2017 and 2016, (iii) the unaudited consolidated statements of comprehensive income for the three and six months ended June 30, 2017 and 2016, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

Union Bankshares, Inc.

August 9, 2017	/s/ David S. Silverman
David S. Silverman
Director, President and Chief Executive Officer

August 9, 2017	/s/ Karyn J. Hale
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three and six months ended June 30, 2017 and 2016, (iii) the unaudited consolidated statements of comprehensive income for the three and six months ended June 30, 2017 and 2016, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

____________________

*
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Union Bankshares, Inc. Page 45