Form 10-Q
period 2017-09-30
UNION BANKSHARES INC
filed 2017-11-09
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 28, 2017.

Common Stock, $2 par value	4,462,522	shares

UNION BANKSHARES, INC.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets	(Dollars in thousands)
Cash and due from banks	$3,512	$4,272
Federal funds sold and overnight deposits	8,885	35,003
Cash and cash equivalents	12,397	39,275
Interest bearing deposits in banks	8,356	9,504
Investment securities available-for-sale	63,970	65,556
Investment securities held-to-maturity (fair value $999 thousand at September 30, 2017 and December 31, 2016)	1,000	999
Loans held for sale	5,675	7,803
Loans	578,902	533,290
Allowance for loan losses	(5,259)	(5,247)
Net deferred loan costs	749	649
Net loans	574,392	528,692
Accrued interest receivable	2,196	2,259
Premises and equipment, net	13,244	13,525
Core deposit intangible	625	754
Goodwill	2,223	2,223
Investment in real estate limited partnerships	3,323	2,783
Company-owned life insurance	8,802	8,617
Other assets	9,143	9,391
Total assets	$705,346	$691,381
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$119,203	$112,384
Interest bearing	387,707	382,083
Time	99,714	103,193
Total deposits	606,624	597,660
Borrowed funds	32,520	31,595
Accrued interest and other liabilities	6,595	5,847
Total liabilities	645,739	635,102
Commitments and Contingencies
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,937,652 shares issued at September 30, 2017 and 4,936,652 shares issued at December 31, 2016	9,876	9,874
Additional paid-in capital	753	620
Retained earnings	55,731	53,086
Treasury stock at cost; 475,135 shares at September 30, 2017 and 474,517 shares at December 31, 2016	(4,061)	(4,022)
Accumulated other comprehensive loss	(2,692)	(3,279)
Total stockholders' equity	59,607	56,279
Total liabilities and stockholders' equity	$705,346	$691,381
See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 1

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$6,893	$6,355	$19,823	$18,604
Interest on debt securities:
Taxable	250	211	741	683
Tax exempt	159	144	486	427
Dividends	42	27	114	62
Interest on federal funds sold and overnight deposits	15	12	64	23
Interest on interest bearing deposits in banks	38	37	109	123
Total interest and dividend income	7,397	6,786	21,337	19,922
Interest expense
Interest on deposits	453	363	1,271	1,200
Interest on borrowed funds	134	108	369	303
Total interest expense	587	471	1,640	1,503
Net interest income	6,810	6,315	19,697	18,419
Provision for loan losses	150	—	150	150
Net interest income after provision for loan losses	6,660	6,315	19,547	18,269
Noninterest income
Trust income	179	171	548	523
Service fees	1,553	1,538	4,444	4,377
Net gains on sales of investment securities available-for-sale	24	53	33	71
Net gains on sales of loans held for sale	657	921	1,762	2,196
Other income	93	121	285	420
Total noninterest income	2,506	2,804	7,072	7,587
Noninterest expenses
Salaries and wages	2,570	2,622	7,642	7,522
Pension and employee benefits	954	865	2,784	2,659
Occupancy expense, net	320	297	1,073	923
Equipment expense	532	553	1,589	1,603
Other expenses	1,565	1,687	4,665	4,828
Total noninterest expenses	5,941	6,024	17,753	17,535
Income before provision for income taxes	3,225	3,095	8,866	8,321
Provision for income taxes	855	827	2,339	2,155
Net income	$2,370	$2,268	$6,527	$6,166
Earnings per common share	$0.53	$0.51	$1.46	$1.38
Weighted average number of common shares outstanding	4,462,414	4,459,602	4,462,113	4,458,755
Dividends per common share	$0.29	$0.28	$0.87	$0.83

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 2

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Net income	$2,370	$2,268	$6,527	$6,166
Other comprehensive income (loss), net of tax:
Investment securities available-for-sale:
Net unrealized holding gains (losses) arising during the period on investment securities available-for-sale	46	(182)	609	714
Reclassification adjustment for net gains on sales of investment securities available-for-sale realized in net income	(16)	(35)	(22)	(47)
Total other comprehensive income (loss)	30	(217)	587	667
Total comprehensive income	$2,400	$2,051	$7,114	$6,833

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 3

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 2017 and 2016 (Unaudited)

	Common Stock
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances December 31, 2016	4,462,135	$9,874	$620	$53,086	$(4,022)	$(3,279)	$56,279
Net income	—	—	—	6,527	—	—	6,527
Other comprehensive income	—	—	—	—	—	587	587
Dividend reinvestment plan	422	—	14	—	4	—	18
Cash dividends declared ($0.87 per share)	—	—	—	(3,882)	—	—	(3,882)
Stock based compensation expense	—	—	102	—	—	—	102
Exercise of stock options	1,000	2	17	—	—	—	19
Purchase of treasury stock	(1,040)	—	—	—	(43)	—	(43)
Balances September 30, 2017	4,462,517	$9,876	$753	$55,731	$(4,061)	$(2,692)	$59,607

Balances, December 31, 2015	4,457,177	$9,864	$501	$49,524	$(4,019)	$(2,302)	$53,568
Net income	—	—	—	6,166	—	—	6,166
Other comprehensive income	—	—	—	—	—	667	667
Dividend reinvestment plan	190	—	4	—	2	—	6
Cash dividends declared ($0.83 per share)	—	—	—	(3,701)	—	—	(3,701)
Stock based compensation expense	—	—	49	—	—	—	49
Exercise of stock options	2,500	5	51	—	—	—	56
Purchase of treasury stock	(213)	—	—	—	(6)	—	(6)
Balances, September 30, 2016	4,459,654	$9,869	$605	$51,989	$(4,023)	$(1,635)	$56,805

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 4

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income	$6,527	$6,166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	914	967
Provision for loan losses	150	150
Deferred income tax provision	226	259
Net amortization of investment securities	314	261
Equity in losses of limited partnerships	471	391
Stock based compensation expense	102	49
Net increase in unamortized loan costs	(100)	(134)
Proceeds from sales of loans held for sale	92,231	101,213
Origination of loans held for sale	(88,341)	(103,596)
Net gains on sales of loans held for sale	(1,762)	(2,196)
Net loss on disposals of premises and equipment	13	—
Net gains on sales of investment securities available-for-sale	(33)	(71)
Decrease (increase) in accrued interest receivable	63	(130)
Amortization of core deposit intangible	129	129
Increase in other assets	(490)	(403)
Contribution to defined benefit pension plan	(750)	(750)
Increase in other liabilities	926	1,486
Net cash provided by operating activities	10,590	3,791
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	4,384	3,995
Purchases	(3,236)	(996)
Investment securities held-to-maturity
Proceeds from maturities, calls and paydowns	—	4,220
Investment securities available-for-sale
Proceeds from sales	3,962	6,617
Proceeds from maturities, calls and paydowns	5,310	8,403
Purchases	(7,078)	(19,761)
Purchase of nonmarketable stock	(518)	(1,110)
Redemption of nonmarketable stock	541	543
Net increase in loans	(45,803)	(22,015)
Recoveries of loans charged off	53	35
Purchases of premises and equipment	(646)	(1,289)
Proceeds from Company-owned life insurance death benefit	—	73
Investments in limited partnerships	(438)	(975)
Net cash used in investing activities	(43,469)	(22,260)

Union Bankshares, Inc. Page 5

Cash Flows From Financing Activities
Advances on long-term borrowings	10,000	25,452
Repayment of long-term debt	(10,208)	(229)
Net increase in short-term borrowings outstanding	1,133	2,726
Net increase in noninterest bearing deposits	6,819	16,555
Net increase in interest bearing deposits	5,624	40,173
Net decrease in time deposits	(3,479)	(44,950)
Issuance of common stock	19	56
Purchase of treasury stock	(43)	(6)
Dividends paid	(3,864)	(3,695)
Net cash provided by financing activities	6,001	36,082
Net (decrease) increase in cash and cash equivalents	(26,878)	17,613
Cash and cash equivalents
Beginning of period	39,275	17,961
End of period	$12,397	$35,574
Supplemental Disclosures of Cash Flow Information
Interest paid	$1,648	$1,674
Income taxes paid	$1,020	$975

Dividends paid on Common Stock:
Dividends declared	$3,882	$3,701
Dividends reinvested	(18)	(6)
	$3,864	$3,695

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 6

UNION BANKSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Union Bankshares, Inc. and Subsidiary (together, the Company) as of September 30, 2017, and for the three and nine months ended September 30, 2017 and 2016, have been prepared in conformity with GAAP for interim financial information, general practices within the banking industry, and the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as amended ("2016 Annual Report on Form 10-K"). The Company's sole subsidiary is Union Bank. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein, have been made. This information should be read in conjunction with the Company’s 2016 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2017, or any interim period.
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

Note 4. Recent Accounting Pronouncements
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation , Scope of Modification Accounting (Topic 718). The ASU was issued to provide clarity and reduce both 1) diversity in practice and 2) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The ASU includes guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. The ASU is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied on a prospective basis to an award modified on or after the adoption date. The ASU will not have a material effect on the Company's consolidated financial statements.
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

Union Bankshares, Inc. Page 8

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

Amortization expense for the core deposit intangible was $43 thousand for the three months ended September 30, 2017 and 2016 and $129 thousand for the nine months ended September 30, 2017 and 2016. The amortization expense is included in other expenses on the consolidated statements of income and is deductible for tax purposes. As of September 30, 2017, the remaining amortization expense related to the core deposit intangible, absent any future impairment, is expected to be as follows:

(Dollars in thousands)
2017	$42
2018	171
2019	171
2020	171
2021	70
Total	$625

Note 6. Investment Securities
Investment securities as of the balance sheet dates consisted of the following:

September 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$9,535	$18	$(143)	$9,410
Agency mortgage-backed	18,820	47	(126)	18,741
State and political subdivisions	25,304	259	(249)	25,314
Corporate	9,927	150	(72)	10,005
Total debt securities	63,586	474	(590)	63,470
Mutual funds	500	—	—	500
Total	$64,086	$474	$(590)	$63,970
Held-to-maturity
U.S. Government-sponsored enterprises	$1,000	$—	$(1)	$999

Union Bankshares, Inc. Page 9

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$10,221	$15	$(196)	$10,040
Agency mortgage-backed	18,283	27	(269)	18,041
State and political subdivisions	27,909	113	(650)	27,372
Corporate	9,745	84	(129)	9,700
Total debt securities	66,158	239	(1,244)	65,153
Mutual funds	403	—	—	403
Total	$66,561	$239	$(1,244)	$65,556
Held-to-maturity
U.S. Government-sponsored enterprises	$999	$—	$—	$999

Investment securities with a carrying amount of $4.9 million and $8.4 million at September 30, 2017 and December 31, 2016, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

The amortized cost and estimated fair value of debt securities by contractual scheduled maturity as of September 30, 2017 were as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Available-for-sale
Due in one year or less	$250	$251
Due from one to five years	5,470	5,561
Due from five to ten years	22,143	22,178
Due after ten years	16,903	16,739
	44,766	44,729
Agency mortgage-backed	18,820	18,741
Total debt securities available-for-sale	$63,586	$63,470
Held-to-maturity
Due in one year or less	$1,000	$999
Total debt securities held-to-maturity	$1,000	$999

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

Union Bankshares, Inc. Page 10

Information pertaining to all investment securities with gross unrealized losses as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

September 30, 2017	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
Debt securities:
U.S. Government- sponsored enterprises	8	$4,855	$(47)	8	$3,801	$(97)	16	$8,656	$(144)
Agency mortgage-backed	11	6,448	(43)	6	4,332	(83)	17	10,780	(126)
State and political subdivisions	15	6,541	(44)	15	6,312	(205)	30	12,853	(249)
Corporate	1	478	(22)	4	1,948	(50)	5	2,426	(72)
Total	35	$18,322	$(156)	33	$16,393	$(435)	68	$34,715	$(591)

December 31, 2016	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
Debt securities:
U.S. Government- sponsored enterprises	13	$8,351	$(180)	3	$1,172	$(16)	16	$9,523	$(196)
Agency mortgage-backed	22	15,141	(261)	1	344	(8)	23	15,485	(269)
State and political subdivisions	40	16,481	(650)	—	—	—	40	16,481	(650)
Corporate	8	3,973	(56)	4	1,627	(73)	12	5,600	(129)
Total	83	$43,946	$(1,147)	8	$3,143	$(97)	91	$47,089	$(1,244)
The Company evaluates all investment securities on a quarterly basis, and more frequently when economic conditions warrant, to determine if an OTTI exists. A security is considered impaired if the fair value is lower than its amortized cost basis at the report date. If impaired, management then assesses whether the unrealized loss is OTT.

An unrealized loss on a debt security is generally deemed to be OTT and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security. The credit loss component of OTTI write-down is recorded, net of tax effect, through net income as a component of net OTTI losses in the consolidated statements of income, while the remaining portion of the impairment loss is recognized in OCI, provided the Company does not intend to sell the underlying debt security and it is "more likely than not" that the Company will not have to sell the debt security prior to recovery. Declines in the fair values of individual equity securities that are deemed by management to be OTT are reflected in noninterest income when identified.

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

Union Bankshares, Inc. Page 11

The Company has the ability to hold the investment securities that had unrealized losses at September 30, 2017 and December 31, 2016 for the foreseeable future and no declines were deemed by management to be OTT.

The following table presents the proceeds, gross realized gains and gross realized losses from the sale of AFS securities:

	For the Three Months Ended September 30,		For The Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Proceeds	$2,517	$3,944	$3,962	$6,617

Gross gains	24	112	56	131
Gross losses	—	(59)	(23)	(60)
Net gains on sales of investment securities AFS	$24	$53	$33	$71

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
The composition of Net loans as of the balance sheet dates were as follows:

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Residential real estate	$176,399	$172,727
Construction real estate	36,796	34,189
Commercial real estate	257,192	249,063
Commercial	48,166	41,999
Consumer	3,832	3,962
Municipal	56,517	31,350
Gross loans	578,902	533,290
Allowance for loan losses	(5,259)	(5,247)
Net deferred loan costs	749	649
Net loans	$574,392	$528,692
There were no loans pledged as collateral on deposits of municipalities at September 30, 2017 and December 31, 2016. Qualifying residential first mortgage loans and certain commercial real estate loans held by Union may be pledged as collateral for borrowings from the FHLB under a blanket lien.

Union Bankshares, Inc. Page 12

A summary of current, past due and nonaccrual loans as of the balance sheet dates follows:

September 30, 2017	Current	30-59 Days	60-89 Days	90 Days and Over and Accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$173,964	$231	$748	$207	$1,249	$176,399
Construction real estate	36,572	—	142	22	60	36,796
Commercial real estate	256,186	266	32	—	708	257,192
Commercial	48,141	2	11	—	12	48,166
Consumer	3,760	68	4	—	—	3,832
Municipal	56,517	—	—	—	—	56,517
Total	$575,140	$567	$937	$229	$2,029	$578,902

December 31, 2016	Current	30-59 Days	60-89 Days	90 Days and Over and Accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$168,125	$1,661	$472	$672	$1,797	$172,727
Construction real estate	34,148	17	—	—	24	34,189
Commercial real estate	245,402	1,642	153	157	1,709	249,063
Commercial	41,920	12	42	10	15	41,999
Consumer	3,946	12	3	1	—	3,962
Municipal	31,350	—	—	—	—	31,350
Total	$524,891	$3,344	$670	$840	$3,545	$533,290
There were three residential real estate loans totaling $373 thousand in process of foreclosure at September 30, 2017. Aggregate interest on nonaccrual loans not recognized was $1.3 million as of September 30, 2017 and 2016 and $1.3 million as of December 31, 2016.

Note 8.  Allowance for Loan Losses and Credit Quality
The ALL is established for estimated losses in the loan portfolio through a provision for loan losses charged to earnings. For all loan classes, loan losses are charged against the ALL when management believes the loan balance is uncollectible or in accordance with federal guidelines. Subsequent recoveries, if any, are credited to the ALL.

The ALL is maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio as of the balance sheet date. The amount of the ALL is based on management's periodic evaluation of the collectability of the loan portfolio, including the nature, volume and risk characteristics of the portfolio, credit concentrations, trends in historical loss experience, estimated value of any underlying collateral, specific impaired loans and economic conditions. There has been no change to the methodology used to estimate the ALL during the third quarter of 2017. While management uses available information to recognize losses on loans, future additions to the ALL may be necessary based on changes in economic conditions or other relevant factors.

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

Union Bankshares, Inc. Page 14

Changes in the ALL, by class of loans, for the three and nine months ended September 30, 2017 and 2016 were as follows:

For The Three Months Ended September 30, 2017	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, June 30, 2017	$1,387	$481	$2,753	$362	$24	$26	$135	$5,168
Provision (credit) for loan losses	56	(76)	37	(6)	3	39	97	150
Recoveries of amounts charged off	36	3	—	3	1	—	—	43
	1,479	408	2,790	359	28	65	232	5,361
Amounts charged off	(100)	—	—	—	(2)	—	—	(102)
Balance, September 30, 2017	$1,379	$408	$2,790	$359	$26	$65	$232	$5,259

For The Three Months Ended September 30, 2016	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, June 30, 2016	$1,382	$373	$2,837	$240	$27	$26	$341	$5,226
Provision (credit) for loan losses	11	28	(64)	5	4	20	(4)	—
Recoveries of amounts charged off	—	3	—	1	—	—	—	4
	1,393	404	2,773	246	31	46	337	5,230
Amounts charged off	—	—	—	—	(4)	—	—	(4)
Balance, September 30, 2016	$1,393	$404	$2,773	$246	$27	$46	$337	$5,226

For The Nine Months Ended September 30, 2017	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2016	$1,399	$391	$2,687	$342	$26	$40	$362	$5,247
Provision (credit) for loan losses	124	8	103	13	7	25	(130)	150
Recoveries of amounts charged off	38	9	—	4	2	—	—	53
	1,561	408	2,790	359	35	65	232	5,450
Amounts charged off	(182)	—	—	—	(9)	—	—	(191)
Balance, September 30, 2017	$1,379	$408	$2,790	$359	$26	$65	$232	$5,259

For The Nine Months Ended September 30, 2016	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2015	$1,419	$514	$2,792	$209	$28	$38	$201	$5,201
Provision (credit) for loan losses	79	(119)	(19)	62	3	8	136	150
Recoveries of amounts charged off	15	9	—	8	3	—	—	35
	1,513	404	2,773	279	34	46	337	5,386
Amounts charged off	(120)	—	—	(33)	(7)	—	—	(160)
Balance, September 30, 2016	$1,393	$404	$2,773	$246	$27	$46	$337	$5,226

Union Bankshares, Inc. Page 15

The allocation of the ALL, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates were as follows:

September 30, 2017	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$57	$—	$4	$—	$—	$—	$—	$61
Collectively evaluated for impairment	1,322	408	2,786	359	26	65	232	5,198
Total allocated	$1,379	$408	$2,790	$359	$26	$65	$232	$5,259

December 31, 2016	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$63	$—	$40	$—	$—	$—	$—	$103
Collectively evaluated for impairment	1,336	391	2,647	342	26	40	362	5,144
Total allocated	$1,399	$391	$2,687	$342	$26	$40	$362	$5,247

The recorded investment in loans, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates were as follows:

September 30, 2017	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,939	$84	$1,484	$393	$—	$—	$3,900
Collectively evaluated for impairment	174,460	36,712	255,708	47,773	3,832	56,517	575,002
Total	$176,399	$36,796	$257,192	$48,166	$3,832	$56,517	$578,902

December 31, 2016	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,448	$88	$3,328	$432	$—	$—	$5,296
Collectively evaluated for impairment	171,279	34,101	245,735	41,567	3,962	31,350	527,994
Total	$172,727	$34,189	$249,063	$41,999	$3,962	$31,350	$533,290

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

The following tables summarize the loan ratings applied to the Company's loans by class as of the balance sheet dates:

September 30, 2017	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$163,064	$29,466	$166,776	$43,323	$3,797	$56,517	$462,943
Satisfactory/Monitor	9,921	7,164	86,809	4,181	32	—	108,107
Substandard	3,414	166	3,607	662	3	—	7,852
Total	$176,399	$36,796	$257,192	$48,166	$3,832	$56,517	$578,902

December 31, 2016	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$158,140	$29,248	$182,247	$38,219	$3,928	$31,350	$443,132
Satisfactory/Monitor	10,641	4,830	62,193	3,109	34	—	80,807
Substandard	3,946	111	4,623	671	—	—	9,351
Total	$172,727	$34,189	$249,063	$41,999	$3,962	$31,350	$533,290

The following tables provide information with respect to impaired loans by class of loan as of and for the three and nine months ended September 30, 2017 and September 30, 2016:

	As of September 30, 2017			For The Three Months Ended September 30, 2017		For The Nine Months Ended September 30, 2017
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$300	$310	$57
Commercial real estate	140	143	4
With an allowance recorded	440	453	61

Residential real estate	1,639	2,168	—
Construction real estate	84	84	—
Commercial real estate	1,344	1,417	—
Commercial	393	393	—
With no allowance recorded	3,460	4,062	—

Residential real estate	1,939	2,478	57	$1,855	$23	$1,684	$54
Construction real estate	84	84	—	84	1	86	3
Commercial real estate	1,484	1,560	4	1,626	18	2,200	72
Commercial	393	393	—	400	7	412	19
Total	$3,900	$4,515	$61	$3,965	$49	$4,382	$148
____________________

(1)	Does not reflect government guaranties on impaired loans as of September 30, 2017 totaling $564 thousand.

Union Bankshares, Inc. Page 17

	As of September 30, 2016			For The Three Months Ended September 30, 2016		For The Nine Months Ended September 30, 2016
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$1,388	$1,788	$57	$1,346	$7	$1,266	$23
Construction real estate	89	89	—	89	1	91	3
Commercial real estate	2,883	2,981	61	3,018	28	3,059	59
Commercial	451	451	—	456	—	470	—
Total	$4,811	$5,309	$118	$4,909	$36	$4,886	$85
____________________

(1)	Does not reflect government guaranties on impaired loans as of September 30, 2016 totaling $654 thousand.

The following table provides information with respect to impaired loans as of December 31, 2016:

	December 31, 2016
	Recorded Investment (1)	Principal Balance (1)	Related Allowance
	(Dollars in thousands)
Residential real estate	$308	$317	$63
Commercial real estate	488	520	40
With an allowance recorded	796	837	103

Residential real estate	1,140	1,561	—
Construction real estate	88	88	—
Commercial real estate	2,840	2,910	—
Commercial	432	432	—
With no allowance recorded	4,500	4,991	—

Residential real estate	1,448	1,878	63
Construction real estate	88	88	—
Commercial real estate	3,328	3,430	40
Commercial	432	432	—
Total	$5,296	$5,828	$103
____________________

(1)	Does not reflect government guaranties on impaired loans as of December 31, 2016 totaling $637 thousand.

The following is a summary of TDR loans by class of loan as of the balance sheet dates:

	September 30, 2017		December 31, 2016
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Residential real estate	28	$1,939	20	$1,448
Construction real estate	1	84	1	88
Commercial real estate	10	1,091	10	1,452
Commercial	2	393	2	431
Total	41	$3,507	33	$3,419

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
The following tables provide new TDR activity for the three and nine months ended September 30, 2017 and September 30, 2016:

	New TDRs During the			New TDRs During the
	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Residential real estate	3	$269	$276	9	$649	$673
Commercial real estate	1	149	149	2	293	293

	New TDRs During the			New TDRs During the
	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Residential real estate	3	$89	$99	6	$278	$295
Commercial real estate	4	643	647	6	803	807

There were no TDR loans modified within the previous twelve months that had subsequently defaulted during the three and nine month periods ended September 30, 2017 or September 30, 2016. TDR loans are considered defaulted at 90 days past due.

At September 30, 2017 and December 31, 2016, the Company was not committed to lend any additional funds to borrowers whose loans were nonperforming, impaired or restructured.

Note 9. Defined Benefit Pension Plan
On October 18, 2017 the Board of Directors voted to terminate Union Bank’s Pension Plan. Benefit accruals have been frozen and the Plan closed to new participants since October 5, 2012.
Based on the estimated value of assets held in the Plan, the Company currently estimates that a cash contribution of approximately $1.1 million will be required to fully fund the Plan's liabilities at termination. In addition, the Company expects to record a charge to earnings of approximately $3.2 million at termination, which is expected to occur during the fourth quarter of 2018. Actual amounts may differ from these estimates.
Until the effective date of termination of the Plan, the Company will continue to recognize the pension benefit and cash funding obligations for the frozen benefits under the Plan. The Plan provides defined benefits based on years of service and final average salary prior to October 5, 2012.

The Company's pension benefit obligation and net periodic benefit costs for the Plan are actuarially determined based on assumptions regarding the appropriate discount rate, current and expected future return on Plan assets, and anticipated mortality rates. Weighted average assumptions used to determine the net periodic pension benefit for the three and nine months ended September 30, 2017 and 2016 have remained consistent with assumptions disclosed in the Company's 2016 Annual Report on Form 10-K, except for the annual expected rate of return on Plan assets, which has been reduced in 2017 to 4.25% compared to 6.75% as disclosed in the 2016 Annual Report on Form 10-K.

Union Bankshares, Inc. Page 19

Net periodic pension benefit for the three and nine months ended September 30 consisted of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Interest cost on projected benefit obligation	$172	$175	$516	$525
Expected return on plan assets	(243)	(259)	(729)	(777)
Amortization of net loss	51	41	153	123
Net periodic benefit	$(20)	$(43)	$(60)	$(129)

Note 10.  Stock Based Compensation
The Company's current stock based compensation plan is the Union Bankshares, Inc. 2014 Equity Incentive Plan. Under the 2014 Equity Plan, 50,000 shares of the Company’s common stock are available for equity awards of incentive stock options, nonqualified stock options, restricted stock and RSUs to eligible officers and (except for awards of incentive stock options) nonemployee directors. Shares available for issuance of awards under the 2014 Equity Plan consist of unissued shares of the Company’s common stock and/or shares held in treasury. As of September 30, 2017, there were outstanding grants under the plan of RSUs and incentive stock options.

RSUs. Each RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. The general terms of the awards are described in the Company's 2016 Annual Report on Form 10-K. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights.

The following table presents a summary of the unvested RSUs from the 2015 and 2016 Award Plan Summaries as of September 30, 2017:

	Number of Unvested RSUs	Weighted-Average Grant Date Fair Value
2015 Award	3,089	$27.91
2016 Award	3,569	45.45
Total	6,658	$37.31
Unrecognized compensation expense related to the unvested RSUs as of September 30, 2017 and September 30, 2016 was $62 thousand and $105 thousand, respectively.
During the nine months ended September 30, 2017, a total of 3,308 contingent RSUs were provisionally granted. The estimated number of contingent RSUs provisionally granted was based on target performance-based payout amounts detailed in the 2017 Award Plan Summary approved by the Board of Directors and on the closing market price of the Company's stock on the March 15, 2017 grant date ($41.20 per share). As with the 2015 and 2016 grants, one half is in the form of Time-Based RSUs and one-half is in the form of Performance-Based RSUs. The actual number of Time-Based RSUs granted (if any) will be determined as of the earned date of December 31, 2017, while the actual number of Performance-Based RSUs granted (if any) will be determined during the first quarter of 2018, based on actual 2017 performance. The contingent RSUs were granted on substantially the same terms and conditions as the RSUs granted under the 2016 Award Plan Summary. As of September 30, 2017, the estimated unrecognized compensation expense related to the provisionally granted RSUs, based on the closing market price of the Company's stock on the grant date of March 15, 2017 was $136 thousand.

Stock options. As of September 30, 2017, 4,500 incentive stock options granted in December 2014 under the 2014 Equity Plan remained outstanding and exercisable and will expire in December 2021. There was no unrecognized compensation cost related to these options as of September 30, 2017. The estimated intrinsic value of these options was $110 thousand as of September 30, 2017.

As of September 30, 2017, 34,986 shares remained available for future equity awards under the 2014 Equity Plan.

As of September 30, 2017, 3,000 incentive stock options granted under the 2008 ISO Plan remained outstanding and exercisable, with the last of such options expiring in December 2020. There was no unrecognized compensation cost related to these options as of September 30, 2017. The estimated intrinsic value of these options was $79 thousand as of September 30, 2017.

Union Bankshares, Inc. Page 20

Note 11. Other Comprehensive Income (Loss)
Accounting principles generally require recognized revenue, expenses, gains and losses be included in net income or loss. Certain changes in assets and liabilities, such as the after tax effect of unrealized gains and losses on investment securities AFS that are not OTTI and the unfunded liability for the defined benefit pension plan, are not reflected in the consolidated statements of income. The cumulative effect of such items, net of tax effect, is reported as a separate component of the equity section of the consolidated balance sheets (Accumulated OCI). OCI, along with net income, comprises the Company's total comprehensive income or loss.

As of the balance sheet dates, the components of Accumulated OCI, net of tax, were:

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Net unrealized loss on investment securities available-for-sale	$(77)	$(664)
Defined benefit pension plan net unrealized actuarial loss	(2,615)	(2,615)
Total	$(2,692)	$(3,279)

The following tables disclose the tax effects allocated to each component of OCI for the three and nine months ended September 30:

	Three Months Ended
	September 30, 2017			September 30, 2016
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
	(Dollars in thousands)
Investment securities available-for-sale:
Net unrealized holding gains (losses) arising during the period on investment securities available-for-sale	$70	$(24)	$46	$(276)	$94	$(182)
Reclassification adjustment for net gains on investment securities available-for-sale realized in net income	(24)	8	(16)	(53)	18	(35)
Total other comprehensive income (loss)	$46	$(16)	$30	$(329)	$112	$(217)

	Nine Months Ended
	September 30, 2017			September 30, 2016
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
	(Dollars in thousands)
Investment securities available-for-sale:
Net unrealized holding gains arising during the period on investment securities available-for-sale	$923	$(314)	$609	$1,082	$(368)	$714
Reclassification adjustment for net gains on investment securities available-for-sale realized in net income	(33)	11	(22)	(71)	24	(47)
Total other comprehensive income	$890	$(303)	$587	$1,011	$(344)	$667

Union Bankshares, Inc. Page 21

The following table discloses information concerning the reclassification adjustments from OCI for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended		Nine Months Ended
Reclassification Adjustment Description	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016	Affected Line Item in Consolidated Statement of Income
	(Dollars in thousands)
Investment securities available-for-sale:
Net gains on investment securities available-for-sale	$(24)	$(53)	$(33)	$(71)	Net gains on sales of investment securities available-for-sale
Tax benefit	8	18	11	24	Provision for income taxes
Total reclassifications	$(16)	$(35)	$(22)	$(47)	Net income

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

Union Bankshares, Inc. Page 22

Assets measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2017:	(Dollars in thousands)
Investment securities available-for-sale (market approach)
Debt securities:
U.S. Government-sponsored enterprises	$9,410	$—	$9,410	$—
Agency mortgage-backed	18,741	—	18,741	—
State and political subdivisions	25,314	—	25,314	—
Corporate	10,005	—	10,005	—
Total debt securities	63,470	—	63,470	—
Mutual funds	500	500	—	—
Total	$63,970	$500	$63,470	$—

December 31, 2016:
Investment securities available-for-sale (market approach)
Debt securities:
U.S. Government-sponsored enterprises	$10,040	$—	$10,040	$—
Agency mortgage-backed	18,041	—	18,041	—
State and political subdivisions	27,372	—	27,372	—
Corporate	9,700	—	9,700	—
Total debt securities	65,153	—	65,153	—
Mutual funds	403	403	—	—
Total	$65,556	$403	$65,153	$—

There were no significant transfers in or out of Levels 1 and 2 during the three and nine months ended September 30, 2017, nor were there any Level 3 assets at any time during either period. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as impaired loans, HTM securities, MSRs and OREO, were not considered material at September 30, 2017 or December 31, 2016. The Company has not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.

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

Union Bankshares, Inc. Page 24

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	September 30, 2017
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$12,397	$12,397	$12,397	$—	$—
Interest bearing deposits in banks	8,356	8,365	—	8,365	—
Investment securities	64,970	64,969	500	64,469	—
Loans held for sale	5,675	5,777	—	5,777	—
Loans, net
Residential real estate	175,248	177,201	—	—	177,201
Construction real estate	36,436	36,208	—	—	36,208
Commercial real estate	254,503	252,903	—	—	252,903
Commercial	47,869	47,021	—	—	47,021
Consumer	3,811	3,875	—	—	3,875
Municipal	56,525	56,715	—	—	56,715
Accrued interest receivable	2,196	2,196	—	426	1,770
Nonmarketable equity securities	2,331	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$119,203	$119,203	$119,203	$—	$—
Interest bearing	387,707	387,707	387,707	—	—
Time	99,714	98,925	—	98,925	—
Borrowed funds
Short-term	2,232	2,231	2,231	—	—
Long-term	30,288	29,300	—	29,300	—
Accrued interest payable	84	84	—	84	—

Union Bankshares, Inc. Page 25

	December 31, 2016
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$39,275	$39,275	$39,275	$—	$—
Interest bearing deposits in banks	9,504	9,528	—	9,528	—
Investment securities	66,555	66,555	403	66,152	—
Loans held for sale	7,803	7,958	—	7,958	—
Loans, net
Residential real estate	171,538	173,024	—	—	173,024
Construction real estate	33,840	33,963	—	—	33,963
Commercial real estate	246,317	245,979	—	—	245,979
Commercial	41,708	41,491	—	—	41,491
Consumer	3,941	4,014	—	—	4,014
Municipal	31,348	31,749	—	—	31,749
Accrued interest receivable	2,259	2,259	—	414	1,845
Nonmarketable equity securities	2,354	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$112,384	$112,384	$112,384	$—	$—
Interest bearing	382,083	382,083	382,083	—	—
Time	103,193	102,594	—	102,594	—
Borrowed funds
Short-term	1,099	1,099	1,099	—	—
Long-term	30,496	30,423	—	30,423	—
Accrued interest payable	92	92	—	92	—
The carrying amounts in the preceding tables are included in the consolidated balance sheets under the applicable captions.

Note 13. Subsequent Events
Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with GAAP. Events occurring subsequent to September 30, 2017 have been evaluated as to their potential impact to the consolidated financial statements.

On October 18, 2017, the Company declared a regular quarterly cash dividend of $0.29 per share, payable November 8, 2017, to stockholders of record on October 28, 2017.

On October 18, 2017, the Company's Board of Directors voted to terminate Union Bank’s Defined Benefit Pension Plan. Benefit accruals have been frozen and the Plan closed to new participants since October 5, 2012. The termination of the Plan is expected to take affect in the fourth quarter of 2018. See Note 9.

Union Bankshares, Inc. Page 26

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
GENERAL
The following discussion and analysis focuses on those factors that, in management's view, had a material effect on the financial position of the Company as of September 30, 2017 and December 31, 2016, and its results of operations for the three and nine months ended September 30, 2017 and 2016. This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company's Annual Report on Form 10-K for the year ended December 31, 2016, as amended ("2016 Annual Report on Form 10-K"). In the opinion of the Company's management, the interim unaudited data reflects all adjustments, consisting only of normal recurring adjustments and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim periods presented. Management is not aware of the occurrence of any events after September 30, 2017 which would materially affect the information presented.
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

Union Bankshares, Inc. Page 27

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

OVERVIEW

The Company's net income was $2.4 million for the quarter ended September 30, 2017 compared to $2.3 million for the quarter ended September 30, 2016, an increase of $102 thousand, or 4.5%. These results reflected an increase in the Company's net interest income of $495 thousand, or 7.8%, and a decrease in noninterest expenses of $83 thousand, or 1.4%. These positive changes were partially offset by an increase in the provision for loan losses of $150 thousand, a decrease in noninterest income of $298 thousand, or 10.6%, and an increase in the provision for income taxes of $28 thousand, or 3.4%.

Year to date net income for 2017 was $6.5 million, or $1.46 per share, compared to $6.2 million, or $1.38 per share, for the same period in 2016, an increase of 5.9% year over year. Net interest income improved $1.3 million, or 6.9%, and was partially offset by a decrease in noninterest income of $515 thousand, or 6.8%, an increase in noninterest expense of $218 thousand, or 1.2%, and an increase in the provision for income taxes of $184 thousand, or 8.5%.

At September 30, 2017, the Company had total consolidated assets of $705.3 million, including gross loans and loans held for sale (total loans) of $584.6 million, deposits of $606.6 million and stockholders' equity of $59.6 million. The Company’s total assets at September 30, 2017 increased $14.0 million, or 2.0%, from $691.4 million at December 31, 2016, and increased $32.8 million, or 4.9%, compared to September 30, 2016. (See Financial Condition on page 36.)

The Company's total capital increased from $56.3 million at December 31, 2016 to $59.6 million at September 30, 2017. This increase primarily reflects net income of $6.5 million for the first nine months of 2017 and a reduction of $587 thousand in accumulated other comprehensive loss, less regular cash dividends paid of $3.9 million. (See Capital Resources on page 43.)

Union Bankshares, Inc. Page 28

The following unaudited per share information and key ratios depict several measurements of performance or financial condition at or for the three and nine months ended September 30, 2017 and 2016, respectively:

	Three Months Ended or At September 30,		Nine Months Ended or At September 30,
	2017	2016	2017	2016
Return on average assets (ROA) (1)	1.35%	1.32%	1.27%	1.22%
Return on average equity (1)	16.08%	15.50%	15.10%	14.20%
Net interest margin (1)(2)	4.23%	4.26%	4.22%	4.21%
Efficiency ratio (3)	62.31%	66.22%	64.79%	68.05%
Net interest spread (4)	4.15%	4.18%	4.13%	4.12%
Loan to deposit ratio	96.37%	92.93%	96.37%	92.93%
Net loan charge-offs to average loans not held for sale (1)	0.04%	(0.02)%	0.03%	0.03%
Allowance for loan losses to loans not held for sale	0.91%	1.00%	0.91%	1.00%
Nonperforming assets to total assets (5)	0.32%	0.51%	0.32%	0.51%
Equity to assets	8.45%	8.80%	8.45%	8.80%
Total capital to risk weighted assets	13.37%	13.41%	13.37%	13.41%
Book value per share	$13.36	$12.74	$13.36	$12.74
Earnings per share	$0.53	$0.51	$1.46	$1.38
Dividends paid per share	$0.29	$0.28	$0.87	$0.83
Dividend payout ratio (6)	54.72%	54.90%	59.59%	60.14%
__________________

(1)	Annualized.

(2)	The ratio of tax equivalent net interest income to average earning assets. See pages 31 and 32 for more information.

(3)	The ratio of noninterest expense to tax equivalent net interest income and noninterest income, excluding securities gains (losses).

(4)	The difference between the average rate earned on earning assets and the average rate paid on interest bearing liabilities. See pages 31 and 32 for more information.

(5)	Nonperforming assets are loans or investment securities that are in nonaccrual or 90 or more days past due as well as OREO or OAO.

(6)	Cash dividends declared and paid per share divided by consolidated net income per share.

Recent Developments

On October 18, 2017, the Company's Board of Directors voted to terminate Union Bank’s Defined Benefit Pension Plan. Benefit accruals have been frozen and the Plan closed to new participants since October 5, 2012, due to the rapidly escalating cost of maintaining the Plan as well as balance sheet volatility caused by changes in the market value of the Plan assets. The Board of Directors carefully weighed the consequences of terminating the Plan, including the impact on the Company's financial condition and results of operation and the impact to Plan participants. After consideration of these factors the Board determined that 2018 is the appropriate time to terminate the Plan.
Based on the estimated value of assets held in the Plan, the Company currently expects that a cash contribution of approximately $1.1 million will be required to fully fund the Plan's liabilities at termination. In addition, the Company expects to record a charge to earnings of approximately $3.2 million at termination, which is expected to occur during the fourth quarter of 2018. Actual amounts may differ from these estimates.
Until the effective date of termination of the Plan, the Company will continue to recognize the pension benefit and cash funding obligations for the frozen benefits under the Plan, which are included in the Company's financial statements as of and for the periods ended September 30, 2017. The Plan provides defined benefits based on years of service and final average salary prior to October 5, 2012.

Union Bankshares, Inc. Page 29

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
The Company’s net interest income increased $495 thousand, or 7.8%, to $6.8 million for the three months ended September 30, 2017 from $6.3 million for the three months ended September 30, 2016. The net interest spread decreased 3 bps to 4.15% for the third quarter of 2017, from 4.18% for the same period last year, reflecting a 2 bps increase in the average yield earned on interest earning assets between periods, which was more than offset by a 5 bps increase in the average rate paid on interest bearing liabilities. Average yields increased in all asset categories during the three month comparison periods with the exception of loans which decreased 4 bps. The decrease in average yield for loans was more than offset by an increase in average volume of $49.5 million during the three month comparison period. The increase in the average volume of loans contributed to the $538 thousand increase in interest income on loans, as noted below under the caption "Rate Volume Analysis."
The average rate paid on interest bearing liabilities increased 5 bps, to 0.44% for the third quarter of 2017 compared to 0.39% for the third quarter of 2016. Average rates paid increased in all deposit categories. The average rate paid on borrowed funds for the third quarter of 2017 decreased 38 bps and the average volume increased $14.9 million during the three month comparison periods. The net interest margin was 4.23% and 4.26% for the three months ended September 30, 2017 and September 30, 2016, respectively.
Net interest income was $19.7 million, on a fully tax equivalent basis for the nine months ended September 30, 2017, compared to $18.4 million for the nine months ended September 30, 2016, an increase of $1.3 million, or 6.94%. The volume of earning assets increased $42.9 million and the average yield on earning assets increased 1 bps to 4.55% compared to 4.54% for the comparison period. Average loans increased $35.0 million to $552.5 million for the nine months ended September 30, 2017 compared to $517.4 million for the nine months ended September 30, 2016. The increase in volume is the primary contributor to the $1.2 million increase in interest income on loans. While the FRB initiated three 25 bp increases in short-term rates since December 2016, not all of our loans are set to reprice immediately, or may be in the initial fixed period.
The average cost of funds, which is tied primarily to our customer deposits, remained consistent at 0.42% for the nine months ended September 30, 2017 and September 30, 2016. For the three months ended September 30, 2017, a year-over-year increase in the average balances and rates paid on interest bearing checking accounts and savings and money market accounts occurred, with a corresponding decrease in time deposits due to increased use of the Promontory Interfinancial Network beginning in the third quarter of 2016. See the following table for details.

Union Bankshares, Inc. Page 30

The following table shows for the periods indicated the total amount of income recorded from average interest earning assets, the related average tax equivalent yields, the interest expense associated with average interest bearing liabilities, the related average rates paid, and the resulting tax equivalent net interest spread and margin.

	Three Months Ended September 30,
	2017			2016
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$11,185	$15	0.53%	$15,513	$12	0.30%
Interest bearing deposits in banks	8,356	38	1.77%	9,830	37	1.51%
Investment securities (1), (2)	65,882	426	3.06%	55,943	362	3.04%
Loans, net (1), (3)	573,512	6,893	4.88%	523,973	6,355	4.92%
Nonmarketable equity securities	2,576	25	3.85%	2,220	20	3.61%
Total interest earning assets (1)	661,511	7,397	4.59%	607,479	6,786	4.57%
Cash and due from banks	4,408			4,688
Premises and equipment	13,226			13,219
Other assets	22,848			23,388
Total assets	$701,993			$648,774
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$146,505	55	0.15%	$130,228	30	0.09%
Savings/money market accounts	232,132	211	0.36%	214,232	154	0.29%
Time deposits	105,693	187	0.70%	108,569	179	0.66%
Borrowed funds	40,033	134	1.31%	25,169	108	1.69%
Total interest bearing liabilities	524,363	587	0.44%	478,198	471	0.39%
Noninterest bearing deposits	112,974			109,077
Other liabilities	5,719			4,971
Total liabilities	643,056			592,246
Stockholders' equity	58,937			56,528
Total liabilities and stockholders’ equity	$701,993			$648,774
Net interest income		$6,810			$6,315
Net interest spread (1)			4.15%			4.18%
Net interest margin (1)			4.23%			4.26%

Union Bankshares, Inc. Page 31

	Nine Months Ended September 30,
	2017			2016
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$14,751	$64	0.57%	$12,202	$23	0.25%
Interest bearing deposits in banks	8,700	109	1.67%	11,201	123	1.46%
Investment securities (1), (2)	67,585	1,269	2.97%	60,140	1,120	2.91%
Loans, net (1), (3)	552,473	19,823	4.90%	517,446	18,604	4.90%
Nonmarketable equity securities	2,455	72	3.94%	2,121	52	3.30%
Total interest earning assets (1)	645,964	21,337	4.55%	603,110	19,922	4.54%
Cash and due from banks	4,199			4,603
Premises and equipment	13,286			13,091
Other assets	22,313			22,777
Total assets	$685,762			$643,581
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$144,961	136	0.13%	$125,407	79	0.08%
Savings/money market accounts	229,938	610	0.35%	196,903	325	0.22%
Time deposits	103,763	525	0.68%	133,351	796	0.80%
Borrowed funds	35,713	369	1.36%	23,905	303	1.67%
Total interest bearing liabilities	514,375	1,640	0.42%	479,566	1,503	0.42%
Noninterest bearing deposits	108,395			103,870
Other liabilities	5,363			4,693
Total liabilities	628,133			588,129
Stockholders' equity	57,629			55,452
Total liabilities and stockholders’ equity	$685,762			$643,581
Net interest income		$19,697			$18,419
Net interest spread (1)			4.13%			4.12%
Net interest margin (1)			4.22%			4.21%
__________________

(1)	Average yields reported on a tax equivalent basis using a marginal tax rate of 34%.

(2)	Average balances of investment securities are calculated on the amortized cost basis and include nonaccrual securities, if applicable.

(3)	Includes loans held for sale as well as nonaccrual loans, unamortized costs and unamortized premiums and is net of the allowance for loan losses.

Tax exempt interest income amounted to $507 thousand and $431 thousand for the three months ended September 30, 2017 and 2016, respectively, and $1.4 million and $1.3 million for the 2017 and 2016 nine month comparison periods, respectively. The following table presents the effect of tax exempt income on the calculation of net interest income, using a marginal tax rate of 34% for the 2017 and 2016 three and nine month comparison periods:

	For the Three Months Ended September 30,		For The Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Net interest income as presented	$6,810	$6,315	$19,697	$18,419
Effect of tax-exempt interest
Investment securities	77	64	235	192
Loans	168	130	431	395
Net interest income, tax equivalent	$7,055	$6,509	$20,363	$19,006

Union Bankshares, Inc. Page 32

Rate/Volume Analysis. The following table describes the extent to which changes in average interest rates (on a fully tax-equivalent basis) and changes in volume of average interest earning assets and interest bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to:

•	changes in volume (change in volume multiplied by prior rate);

•	changes in rate (change in rate multiplied by prior volume); and

•	total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016 Increase/(Decrease) Due to Change In			Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016 Increase/(Decrease) Due to Change In
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$(4)	$7	$3	$6	$35	$41
Interest bearing deposits in banks	(5)	6	1	(29)	15	(14)
Investment securities	62	2	64	144	5	149
Loans, net	598	(60)	538	1,256	(37)	1,219
Nonmarketable equity securities	3	2	5	9	11	20
Total interest earning assets	$654	$(43)	$611	$1,386	$29	$1,415
Interest bearing liabilities:
Interest bearing checking accounts	$4	$21	$25	$14	$43	$57
Savings/money market accounts	14	43	57	61	224	285
Time deposits	(4)	12	8	(162)	(109)	(271)
Borrowed funds	53	(27)	26	127	(61)	66
Total interest bearing liabilities	$67	$49	$116	$40	$97	$137
Net change in net interest income	$587	$(92)	$495	$1,346	$(68)	$1,278

Provision for Loan Losses. There was $150 thousand loan loss provision recorded for the three months ended September 30, 2017 compared to no loan loss provision for the three months ended September 30, 2016. A loan loss provision of $150 thousand was recorded for the nine months ended September 30, 2017 and 2016. The provision for the three and nine months of 2017 was deemed appropriate by management based on the size and mix of the loan portfolio, the level of nonperforming loans, the results of the qualitative factor review and the existing economic conditions. For further details, see FINANCIAL CONDITION- Allowance for Loan Losses and Asset Quality below.

Union Bankshares, Inc. Page 33

Noninterest Income. Noninterest income was $2.5 million, or 25.3% of total income for the three months ended September 30, 2017, compared to $2.8 million, or 29.2% of total income for the three months ended September 30, 2016 and $7.1 million, or 24.9% of total income for the nine months ended September 30, 2017 compared to $7.6 million, or 27.6% of total income for the nine months ended September 30, 2016. The following table sets forth the components of noninterest income and changes from 2016 to 2017:

	For The Three Months Ended September 30,				For The Nine Months Ended September 30,
	2017	2016	$ Variance	% Variance	2017	2016	$ Variance	% Variance
	(Dollars in thousands)
Trust income	$179	$171	$8	4.7	$548	$523	$25	4.8
Service fees	1,553	1,538	15	1.0	4,444	4,377	67	1.5
Net gains on sales of loans held for sale	657	921	(264)	(28.7)	1,762	2,196	(434)	(19.8)
Income from Company-owned life insurance	66	64	2	3.1	185	278	(93)	(33.5)
Other income	27	57	(30)	(52.6)	100	142	(42)	(29.6)
Net gains on sales of investment securities AFS	24	53	(29)	(54.7)	33	71	(38)	(53.5)
Total noninterest income	$2,506	$2,804	$(298)	(10.6)	$7,072	$7,587	$(515)	(6.8)

The significant changes in noninterest income for the three and nine months ended September 30, 2017 compared to the same periods of 2016 are described below:

•
Net gains on sales of loans held for sale. Continuing the Company's strategy to mitigate long-term interest rate risk, residential and commercial loans totaling $32.0 million were sold during the third quarter of 2017, versus residential loan sales of $40.7 million during the third quarter of 2016. Residential and commercial loans of $90.6 million were sold during the first nine months of 2017, versus sales of $99.0 million the first nine months of 2016. The decline in net gains on sales of real estate loans is due to a combination of lower volumes of loans sold and lower average premiums on sold loans for the three and nine month comparison periods.

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

•
Other income. Other income decreased for the three and nine month comparison periods due to decreases in MSR income of $27 thousand and $25 thousand, respectively. Additionally, miscellaneous noninterest income decreased $2 thousand and $17 thousand for the three and nine month comparison periods.

Union Bankshares, Inc. Page 34

Noninterest Expense. Noninterest expense decreased $83 thousand, or 1.4%, for the three months ended September 30, 2017 and increased $218 thousand, or 1.2% for the nine months ended September 30, 2017 compared to the same periods in 2016. The following table sets forth the components of noninterest expense and changes between the three and nine month comparison periods of 2017 and 2016:

	For The Three Months Ended September 30,				For The Nine Months Ended September 30,
	2017	2016	$ Variance	% Variance	2017	2016	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$2,570	$2,622	$(52)	(2.0)	$7,642	$7,522	$120	1.6
Pension and employee benefits	954	865	89	10.3	2,784	2,659	125	4.7
Occupancy expense, net	320	297	23	7.7	1,073	923	150	16.3
Equipment expense	532	553	(21)	(3.8)	1,589	1,603	(14)	(0.9)
Vermont franchise tax	146	139	7	5.0	434	414	20	4.8
FDIC insurance assessment	84	81	3	3.7	255	246	9	3.7
Other expenses	1,335	1,467	(132)	(9.0)	3,976	4,168	(192)	(4.6)
Total noninterest expense	$5,941	$6,024	$(83)	(1.4)	$17,753	$17,535	$218	1.2
The significant changes in noninterest expense for the three and nine months ended September 30, 2017 compared to the same periods of 2016 are described below:

•
Salaries and wages. Salaries and wages decreased $52 thousand for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily due to a reduction in commissions paid to mortgage loan originators. Salaries and wages increased $120 thousand for the nine months ended September 30, 2017 compared to the same period of 2016 due to normal salary increases, partially offset by a reduction in commissions paid to mortgage loan originators.

•
Pension and employee benefits. Pension and employee benefits increased $89 thousand and $125 thousand for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The increase for the three month comparison period is primarily the result of an increase in the cost of the Company's medical plan of $61 thousand, a reduction of $22 thousand in the benefit received from the pension plan, and an increase of $11 thousand in other employee benefit costs. The increase for the nine month comparison periods is the result of a reduction in the benefit received from the pension plan of $67 thousand, a $40 thousand increase in other employee benefits, and an increase in the cost of the Company's medical plan of $30 thousand. Additionally, the Company's 401k contribution expense was $15 thousand less for the nine months ended September 30, 2017 compared to the same period in 2016 as the 2016 profit sharing contribution paid to employees was less than the amount accrued based on the end of year employee census information.

•
Occupancy expense. The Company experienced increases of $12 thousand and $91 thousand in repairs and maintenance for its facilities for the three and nine months ended September 30, 2017, respectively, compared to the same periods of 2016. The mild winter experienced in Vermont and New Hampshire in 2016 resulted in lower than normal plowing costs. Also, the Company's janitorial services increased approximately $9 thousand and $33 during the three and nine month comparison periods, respectively, due to a change in vendor. Additionally, lease expense increased $7 thousand and $26 thousand for the three and nine months ended September 30, 2017, respectively, compared to the same periods of 2016. Lastly, an increase of $18 thousand in depreciation expense occurred during the nine month comparison periods.

•
Other expenses. Other expenses have decreased $132 thousand and $192 thousand for the three and nine months ended September 30, 2017, respectively. Professional and legal fees decreased $70 thousand and $184 thousand for the three and nine month comparison periods as various consulting engagements occurring in 2016 were not repeated in 2017.

Provision for Income Taxes. The Company has provided for current and deferred federal income taxes for the quarters and nine months ended September 30, 2017 and 2016. The Company's net provision for income taxes was $855 thousand and $2.3 million for the quarter and nine months ended September 30, 2017, respectively, compared to $827 thousand and $2.2 million for the same periods in 2016. The Company's effective tax rate was 26.5% and 26.4% for the quarter and nine months ended September 30, 2017, respectively, compared to an effective tax rate of 26.7% and 25.9% for the same periods in 2016.
Amortization expense related to limited partnership investments is included as a component of tax expense and amounted to $157 and $471 thousand for the three and nine months ended September 30, 2017, respectively, and $155 thousand and $391 thousand for the three and nine months ended September 30, 2016, respectively. These investments provide tax benefits, including tax

Union Bankshares, Inc. Page 35

credits. Low income housing tax credits with respect to limited partnership investments are also included as a component of income tax expense and amounted to $158 thousand and $474 thousand for the three and nine months ended September 30, 2017, respectively, and $169 thousand and $429 thousand for the three and nine months ended September 30, 2016, respectively.

FINANCIAL CONDITION

At September 30, 2017, the Company had total consolidated assets of $705.3 million, including gross loans and loans held for sale (total loans) of $584.6 million, deposits of $606.6 million and stockholders' equity of $59.6 million. The Company’s total assets at September 30, 2017 increased $14.0 million, or 2.0%, from $691.4 million at December 31, 2016, and increased $32.8 million, or 4.9%, compared to September 30, 2016.

Net loans and loans held for sale increased a total of $43.6 million, or 8.1%, to $580.1 million, or 82.2% of total assets at September 30, 2017, compared to $536.5 million, or 77.6% of total assets at December 31, 2016. (See Loans Held for Sale and Loan Portfolio below.)

Total deposits increased $9.0 million, or 1.5%, to $606.6 million at September 30, 2017, from $597.7 million at December 31, 2016. There were increases in interest bearing deposits of $5.6 million, or 1.5%, and noninterest bearing deposits of $6.8 million, or 6.1%, which were partially offset by a decrease in time deposits of $3.5 million, or 3.4%. (See average balances and rates in the Yields Earned and Rates Paid tables on pages 31 and 32.)

Total borrowed funds increased $925 thousand, or 2.9%, from $31.6 million at December 31, 2016 to $32.5 million at September 30, 2017. There was $255 thousand in federal funds purchased at September 30, 2017 and customer overnight collateralized repurchase sweeps increased $879 thousand, while FHLB advances decreased $209 thousand between December 31, 2016 and September 30, 2017. (See Borrowings on page 41.)

Total stockholders’ equity increased $3.3 million to $59.6 million at September 30, 2017 from $56.3 million at December 31, 2016. (See Capital Resources on page 43.)

Loans Held for Sale and Loan Portfolio. Total loans (including loans held for sale) increased $43.5 million, or 8.0%, to $584.6 million, representing 82.9% of assets at September 30, 2017, from $541.1 million, representing 78.3% of assets at December 31, 2016. The total loan portfolio at September 30, 2017 increased $52.0 million compared to the September 30, 2016 level of $532.6 million, representing 79.2% of assets. The Company’s loans consist primarily of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Real estate secured loans represented $476.1 million, or 81.4% of total loans at September 30, 2017 and $463.8 million, or 85.7% of total loans at December 31, 2016. Although competition for good loans is strong, especially in the commercial sector, the Company has been able to originate loans to both current and new customers while maintaining credit quality. Other than the increase in the municipal portfolio reflecting the successful bid season for municipal lending opportunities, the composition of the Company’s loan portfolio remained relatively unchanged from December 31, 2016. There was no material change in the Company’s lending programs or terms during the nine months ended September 30, 2017.

Union Bankshares, Inc. Page 36

The composition of the Company's loan portfolio as of September 30, 2017 and December 31, 2016 was as follows:

	September 30, 2017		December 31, 2016
Loan Class	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$176,399	30.2	$172,727	31.9
Construction real estate	36,796	6.3	34,189	6.3
Commercial real estate	257,192	44.0	249,063	46.0
Commercial	48,166	8.2	41,999	7.8
Consumer	3,832	0.6	3,962	0.7
Municipal	56,517	9.7	31,350	5.8
Loans held for sale	5,675	1.0	7,803	1.5
Total loans	584,577	100.0	541,093	100.0
Allowance for loan losses	(5,259)		(5,247)
Unamortized net loan costs	749		649
Net loans and loans held for sale	$580,067		$536,495
The Company originates and sells qualified residential mortgage loans in various secondary market avenues, with a majority of sales made to the FHLMC/Freddie Mac. At September 30, 2017, the Company serviced a $654.3 million residential real estate mortgage portfolio, of which $5.7 million was held for sale and approximately $472.2 million was serviced for unaffiliated third parties.

The Company sold $90.3 million of qualified residential real estate loans primarily originated during the first nine months of 2017 to the secondary market to mitigate long-term interest rate risk and to generate fee income, compared to sales of $98.8 million during the first nine months of 2016. The Company generally retains the servicing rights on sold residential mortgage loans. The Company originates and sells FHA, VA, and RD residential mortgage loans, and also has an Unconditional Direct Endorsement Approval from HUD which allows the Company to approve FHA loans originated in any of its Vermont or New Hampshire locations without needing prior HUD underwriting approval. The Company sells VA and FHA loans as originated with servicing released. Some of the government backed loans qualify for zero down payments without geographic or income restrictions. These loan products increase the Company's ability to serve the borrowing needs of residents in the communities we serve, including low and moderate income borrowers, while the government guaranty mitigates our exposure to credit risk.
The Company also originates commercial real estate and commercial loans under various SBA, USDA and State sponsored programs which provide a government agency guaranty for a portion of the loan amount. There was $4.9 million guaranteed under these various programs at September 30, 2017 on an aggregate balance of $6.2 million in subject loans. The Company occasionally sells the guaranteed portion of the loan to other financial concerns and retains servicing rights, which generates fee income. There were $226 thousand of commercial loans sold in the first nine months of 2017 and $251 thousand of commercial loans sold in the first nine months of 2016. The Company recognizes gains and losses on the sale of the principal portion of these loans as they occur.

The Company serviced $17.1 million of commercial and commercial real estate loans for unaffiliated third parties as of September 30, 2017. This includes $12.7 million of commercial or commercial real estate loans the Company has participated out to other financial institutions, in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.

As of September 30, 2017, total loans serviced had grown to $1.1 billion, which includes total loans on the balance sheet of $584.6 million as well as total loans sold with servicing retained of $489.2 million, compared to total loans serviced of $993.1 million as of December 31, 2016.

The Company capitalizes MSRs for all loans sold with servicing retained and recognizes gains and losses on the sale of the principal portion of these loans as they occur. The unamortized balance of MSRs on loans sold with servicing retained was $1.7 million at September 30, 2017, with an estimated market value in excess of the carrying value as of such date. Management periodically evaluates and measures the servicing assets for impairment.

Union Bankshares, Inc. Page 37

There were no loans pledged to secure municipal deposits above the FDIC insurance coverage level as of September 30, 2017. Qualified residential first mortgage loans and certain commercial real estate loans held by Union are eligible to be pledged as collateral for borrowings from the FHLB under a blanket lien.

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
The following table shows the composition of nonperforming assets at the dates indicated and trends of certain ratios monitored by the Company's management in reviewing asset quality:

	As of or for the nine months ended	As of or for the year ended	As of or for the nine months ended
	September 30, 2017	December 31, 2016	September 30, 2016
	(Dollars in thousands)
Nonaccrual loans	$2,029	$3,545	$2,414
Accruing loans 90+ days delinquent	229	840	1,002
Total nonperforming assets (1)	$2,258	$4,385	$3,416
Allowance for loan losses to loans not held for sale	0.91%	0.98%	1.00%
Allowance for loan losses to nonperforming loans	232.91%	119.66%	152.99%
Nonperforming loans to total loans	0.39%	0.81%	0.64%
Nonperforming assets to total assets	0.32%	0.63%	0.51%
Delinquent loans (30 days to nonaccruing) to total loans	0.64%	1.55%	0.82%
Net charge-offs (annualized) to average loans not held for sale	0.03%	0.02%	0.03%
____________________

(1)
The Company had guarantees of U.S. or state government agencies on the above nonperforming loans totaling $135 thousand at September 30, 2017, $599 thousand at December 31, 2016, and $500 thousand at September 30, 2016.

The level of nonaccrual loans decreased $1.5 million, or 42.8%, since December 31, 2016, and accruing loans delinquent 90 days or more decreased $611 thousand, or 72.7%, during the same time period. The percentage of nonperforming loans to total loans decreased from 0.81% to 0.39%. There were three residential real estate loan totaling $373 thousand in process of foreclosure at September 30, 2017. The aggregate interest income not recognized on nonaccrual loans amounted to approximately $1.3 million as of September 30, 2017 and 2016 and $1.3 million as of December 31, 2016.
At September 30, 2017, the Company had loans rated substandard that were on performing status totaling $2.9 million, compared to $1.8 million at December 31, 2016. In management's view, substandard loans represent a higher degree of risk of becoming nonperforming loans in the future. The Company’s management is focused on the impact that the economy may have on its borrowers and closely monitors industry and geographic concentrations for evidence of financial problems. In contrast to the lack of snow in the prior year winter season which strained the local tourism industry, this past winter season brought cold temperatures and abundant snowfall to the area, which appears to have had a positive impact after the difficult 2015/2016 winter season. Improvement in local economic indicators have also been identified over the past year. The unemployment rate has stabilized in Vermont and was 2.9% for September 2017 compared to 3.3% for September 2016. The New Hampshire unemployment rate was 2.7% for September 2017 compared to 2.9% for September 2016. These rates compare favorably with the nationwide unemployment rate of 4.2% and 5.0% for the comparable periods. Management will continue to monitor the national, regional and local economic environment and its impact on unemployment, business failures and real estate values in the Company’s market area.
On occasion, the Company acquires residential or commercial real estate properties through or in lieu of loan foreclosure. These properties are held for sale and are initially recorded as OREO at fair value less estimated selling costs at the date of the Company’s acquisition of the property, with fair value based on an appraisal for more significant properties and on a broker’s price opinion

Union Bankshares, Inc. Page 38

for less significant properties. Holding costs and declines in the fair value of properties acquired are expensed as incurred. Declines in the fair value after acquisition of the property result in charges against income before tax. There were no such declines for the three and nine months ended September 30, 2017, or September 30, 2016. The Company evaluates each OREO property at least quarterly for changes in the fair value. The Company had no properties classified as OREO at September 30, 2017 or December 31, 2016.
Allowance for Loan Losses. Some of the Company’s loan customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge off a portion or all of the remaining principal balance due. The Company maintains an ALL to absorb such losses. The ALL is maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio as of the evaluation date; however, actual loan losses may vary from current estimates. The Company's policy and methodologies for establishing the ALL, described in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, did not change during the first nine months of 2017.
Impaired loans, including $3.5 million of TDR loans, were $3.9 million at September 30, 2017, with government guaranties of $564 thousand and a specific reserve amount allocated of $61 thousand. Impaired loans, including $3.4 million of TDR loans, at December 31, 2016 were $5.3 million, with government guaranties of $637 thousand and a specific reserve amount allocated of $103 thousand. Based on management's evaluation of the Company's historical loss experience on substandard commercial loans, commercial loans with balances greater than $500 thousand was established as the threshold for individual impairment evaluation with a specific reserve allocated when warranted. Commercial loans with balances under this threshold are collectively evaluated for impairment as a homogeneous pool of loans, unless such loans are subject to a restructuring agreement or have been identified as impaired as part of a larger customer relationship. The specific reserve amount allocated to individually identified impaired loans decreased $42 thousand as a result of the September 30, 2017 impairment evaluation.
The following table reflects activity in the ALL for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		For The Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$5,168	$5,226	$5,247	$5,201
Charge-offs	(102)	(4)	(191)	(160)
Recoveries	43	4	53	35
Net charge-offs	(59)	—	(138)	(125)
Provision for loan losses	150	—	150	150
Balance at end of period	$5,259	$5,226	$5,259	$5,226
The following table (net of loans held for sale) shows the internal breakdown by risk component of the Company's ALL and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

	September 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$1,379	30.5	$1,399	32.4
Construction real estate	408	6.4	391	6.4
Commercial real estate	2,790	44.4	2,687	46.7
Commercial	359	8.3	342	7.9
Consumer	26	0.6	26	0.7
Municipal	65	9.8	40	5.9
Unallocated	232	—	362	—
Total	$5,259	100.0	$5,247	100.0

Notwithstanding the categories shown in the table above or any specific allocation under the Company's ALL methodology, all funds in the ALL are available to absorb loan losses in the portfolio, regardless of loan category or specific allocation.

There were no changes to the reserve factors assigned to any of the loan portfolios based on the qualitative factor reviews performed during the first nine months of 2017. Management of the Company believes, in its best estimate, that the ALL at September 30,

Union Bankshares, Inc. Page 39

2017 is appropriate to cover probable credit losses inherent in the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the ALL at September 30, 2017. In addition, our banking regulators, as an integral part of their examination process, periodically review our ALL. Such agencies may require us to recognize adjustments to the ALL based on their judgments about information available to them at the time of their examination. A large adjustment to the ALL for losses in future periods may require increased provisions to replenish the ALL, which could negatively affect earnings. While the Company recognizes that economic slowdowns or financial and credit market turmoil may adversely impact its borrowers' financial performance and ultimately their ability to repay their loans, management continues to be cautiously optimistic about the collectability of the Company's loan portfolio.

Investment Activities. At September 30, 2017, investment securities classified as AFS totaled $64.0 million and securities classified as HTM totaled $1.0 million, or $65.0 million combined, comprising 9.2% of total assets. Total investment securities decreased $1.6 million, or 2.4%, from $66.6 million, or 9.6% of total assets at December 31, 2016. Net unrealized losses for the Company’s AFS investment securities portfolio were $116 thousand as of September 30, 2017, compared to net unrealized losses of $1.0 million as of December 31, 2016. Net unrealized losses of $77 thousand, net of income tax effect, were reflected in the Company’s accumulated OCI component of stockholders’ equity at September 30, 2017. There was $1 thousand in net unrealized losses in the Company's HTM investment securities portfolio at September 30, 2017 and no unrealized gain or loss at December 31, 2016. No declines in value were deemed by management to be OTT at September 30, 2017. Deterioration in credit quality and/or imbalances in liquidity that may exist in the financial marketplace might adversely affect the fair values of the Company’s investment portfolio and the amount of gains or losses ultimately realized on the sale of such securities, and may also increase the potential that certain resulting unrealized losses will be designated as OTT in future periods, resulting in write-downs and charges to earnings. There was $4.9 million of investment securities pledged to secure various public deposits or customer repurchase agreements as of September 30, 2017, compared to $8.4 million at December 31, 2016.

Deposits. The following table shows information concerning the Company's average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the nine months ended September 30, 2017 and year ended December 31, 2016:

	Nine Months Ended September 30, 2017			Year Ended December 31, 2016
	Average Amount	Percent of Total Deposits	Average Rate	Average Amount	Percent of Total Deposits	Average Rate
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$108,395	18.5	—	$105,596	18.7	—
Interest bearing checking accounts	144,961	24.7	0.13%	128,977	22.8	0.09%
Money market accounts	131,008	22.3	0.51%	110,938	19.6	0.35%
Savings accounts	98,930	16.8	0.15%	93,118	16.5	0.15%
Total nontime deposits	483,294	82.3	0.21%	438,629	77.6	0.15%
Time deposits:
Less than $100,000	61,787	10.5	0.65%	63,720	11.3	0.66%
$100,000 and over	41,976	7.2	0.72%	62,528	11.1	0.90%
Total time deposits	103,763	17.7	0.68%	126,248	22.4	0.77%
Total deposits	$587,057	100.0	0.29%	$564,877	100.0	0.29%
The Company participates in CDARS, which permits the Company to offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants. CDARS also provides the Company with an additional source of funding and liquidity through the purchase of deposits. There were $11.2 million of time deposits of $250,000 or less on the balance sheet at September 30, 2017 and $10.9 million at December 31, 2016, which were exchanged with other CDARS participants and are therefore considered for certain regulatory purposes to be “brokered” deposits. There were no purchased CDARS deposits at September 30, 2017 or December 31, 2016.

The Company also participates in the ICS program, a service through which Union can offer its customers a savings product with access to unlimited FDIC insurance, while receiving reciprocal deposits from other banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of savings deposits through ICS provides full deposit insurance coverage for the customer, thereby helping Union retain the full amount of the deposit on its balance sheet. As with the CDARS program, in addition to reciprocal deposits, participating banks may also purchase one-way ICS deposits. During the third quarter of 2016,

Union Bankshares, Inc. Page 40

Union began offering an ICS money market account to its municipal and commercial customers. Several municipal customers began utilizing this account and as monies in time deposits matured they were placed into these money market accounts. There were $37.7 million and $52.6 million in exchanged ICS money market deposits on the balance sheet at September 30, 2017 and December 31, 2016, respectively. As a result, an increase in the average balance and rate paid on money market accounts and total non-time deposit accounts occurred during the nine months ended September 30, 2017 compared to the year ended December 31, 2016, with corresponding decreases in time deposits $100,000 and over. There were no purchased ICS deposits at September 30, 2017 or December 31, 2016.

At September 30, 2017, there was $2.0 million in retail brokered deposits issued under master certificates of deposit to a deposit broker for the purpose of providing a supplemental source of funding and liquidity. These deposits will mature in $1.0 million increments in each of the next two years. There were $3.0 million of retail brokered deposits at December 31, 2016.

The following table provides a maturity distribution of the Company’s time deposits in amounts of $100,000 and over at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Within 3 months	$6,145	$5,202
3 to 6 months	5,708	9,927
6 to 12 months	15,220	12,051
Over 12 months	12,996	13,401
	$40,069	$40,581
During the first nine months of 2017, average total deposits grew $22.2 million, or 3.9%, compared to the year ended December 31, 2016, with growth in all categories except time deposits. In total, time deposits at September 30, 2017 decreased $3.5 million, or 3.4%, from December 31, 2016, with the average balance decreasing $22.5 million. The Company’s time deposits in amounts of $100 thousand and over decreased $512 thousand, or 1.3%, between December 31, 2016 and September 30, 2017, while the average balance decreased from $62.5 million to $42.0 million. The decrease in the average time deposits is primarily the result of the third quarter 2016 shift in municipal deposit funds from time deposits to the fully insured ICS money market product.

A provision of the Dodd-Frank Act permanently raised FDIC deposit insurance coverage to $250 thousand per depositor per insured depository institution for each account ownership category. At September 30, 2017, the Company had deposit accounts with less than $250 thousand totaling $447.0 million, or 73.7% of its deposits, with FDIC insurance protection. An additional $3.5 million of municipal deposits were over the FDIC insurance coverage limit at September 30, 2017 and were collateralized by Union under applicable state regulations by investment securities.

Borrowings. Total borrowed funds at September 30, 2017 were $32.5 million compared to $31.6 million at December 31, 2016, a net increase of $925 thousand, or 2.9%. The increase in borrowed funds reflects a balance of $255 thousand in overnight federal funds purchased at a rate of 1.30% from FHLB at September 30, 2017, versus no federal funds purchased at December 31, 2016. The FHLB option advance borrowings were $30.3 million at September 30, 2017, at a weighted average rate of 1.38%, and $30.5 million at December 31, 2016, at a weighted average rate of 1.42%. The decrease in the balance of option advances reflects scheduled monthly payments of $208 thousand on long-term FHLB amortizing advances during the first nine months of 2017. In addition, the Company had overnight secured customer repurchase agreement sweeps at September 30, 2017 of $2.0 million, at a weighted average rate of 0.25%, compared to $1.1 million, at a weighted average rate of 0.23% at December 31, 2016, an increase of $879 thousand, or 80.0%. The volume of the overnight secured customer repurchase agreement sweeps is volatile and is a function of our customers' cash flow needs.

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

Union Bankshares, Inc. Page 41

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

The following table details the contractual or notional amount of financial instruments that represented credit risk at the balance sheet dates:

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Commitments to originate loans	$22,287	$31,404
Unused lines of credit	93,278	76,544
Standby and commercial letters of credit	2,158	1,624
Credit card arrangements	1,290	1,341
FHLB Mortgage Partnership Finance credit enhancement obligation, net	615	610
Commitment to purchase investment in a real estate limited partnership	1,470	980
Total	$121,098	$112,503
Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have a fixed expiration date or other termination clause and may require payment of a fee. Since many of the loan commitments are expected to expire without being drawn upon and not all credit lines will be utilized, the total commitment amounts do not necessarily represent future cash requirements. Lines of credit incur seasonal volume fluctuations due to the nature of some customers' businesses, such as tourism and maple syrup products production. The large increase in unused lines of credit at September 30, 2017 from December 31, 2016 is primarily related to an increase in construction loan availability of $14.3 million.
The Company did not hold derivative or hedging instruments at September 30, 2017 or December 31, 2016.
The Company’s subsidiary bank is required (as are all banks) to maintain vault cash or a noninterest bearing reserve balance as established by FRB regulations. The Bank’s average total required reserve for the 14 day maintenance period including September 30, 2017 was $1.0 million and for December 31, 2016 was $891 thousand, both of which were satisfied by vault cash.

Contractual Obligations. The Company and Union have various financial obligations, including contractual obligations that may require future cash payments. The following table presents, as of September 30, 2017, significant fixed and determinable contractual obligations to third parties:

September 30, 2017
(Dollars in thousands)
Operating lease commitments	$324
Contractual payments on borrowed funds (1)	32,520
Deposits without stated maturity (1) (2)	506,910
Certificates of deposit (1) (2)	99,714
Deferred compensation payouts	971
Total	$640,439
____________________

(1)	The amounts exclude interest payable.

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

Union Bankshares, Inc. Page 42

market interest rates, economic conditions, and rates offered by our competitors. Managing liquidity risk is essential to maintaining both depositor confidence and earnings stability.

As of September 30, 2017, Union, as a member of FHLB, had access to unused lines of credit up to $58.0 million over and above the $30.3 million in outstanding term advances with the purchase of required FHLB Class B common stock and evaluation by the FHLB of the underlying collateral available. This line of credit can be used for either short-term or long-term liquidity or other funding needs.

Union also maintains an IDEAL Way Line of Credit with the FHLB. The total line available was $551 thousand at September 30, 2017. There were no borrowings against this line of credit as of such date. Interest on this line is chargeable at a rate determined by the FHLB and payable monthly. Should Union utilize this line of credit, qualified portions of the loan and investment portfolios would collateralize these borrowings.

In addition to its borrowing arrangements with the FHLB, Union maintains a pre-approved federal funds line of credit totaling $10.0 million with an upstream correspondent bank and one-way buy options with CDARS and ICS as well as access to the FRB discount window, which would require pledging of qualified assets. Core deposits are the lowest cost of funds the Company has access to but these deposits may not be sufficient to cover the on balance sheet liquidity needs which makes using these other sources necessary. In an attempt to control the cost of these other funding sources, an agreement was entered into with Promontory Interfinancial Network that locks in the cost of funds on purchased ICS deposits at 10 basis points over the federal funds rate for a period of one year. At September 30, 2017 there were no purchased ICS deposits under this agreement, no purchased CDARS deposits, and no outstanding advances on the federal funds line or at the discount window.

Union's investment and residential loan portfolios provide a significant amount of contingent liquidity that could be accessed in a reasonable time period through sales of those portfolios. We also have additional contingent liquidity sources with access to the brokered deposit market and the FRB discount window. These sources are considered as liquidity alternatives in our contingent liquidity plan. At September 30, 2017, there was $2.0 million in retail brokered deposits issued under master certificates of deposit to a deposit broker. Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. However, any projections of future cash needs and flows are subject to substantial uncertainty, including factors outside the Company's control.

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

Stockholders’ equity increased from $56.3 million at December 31, 2016 to $59.6 million at September 30, 2017, reflecting net income of $6.5 million for the first nine months of 2017, a decrease of $587 thousand in accumulated other comprehensive loss, $102 thousand of stock based compensation, an $18 thousand increase due to the issuance of common stock under the DRIP and a $19 thousand increase due to the issuance of 1,000 shares of common stock from the exercise of incentive stock options. These increases were partially offset by cash dividends paid of $3.9 million and stock repurchases of $43 thousand during the nine months ended September 30, 2017. The components of the other comprehensive loss are illustrated in Note 11 of the consolidated financial statements.

The Company has 7,500,000 shares of $2.00 par value common stock authorized. As of September 30, 2017, the Company had 4,937,652 shares issued, of which 4,462,517 were outstanding and 475,135 were held in treasury.

In January 2017, the Company's Board reauthorized the limited stock repurchase plan that was initially established in May of 2010 and has been reauthorized annually since that time. The limited stock repurchase plan allows the repurchase of up to a fixed number of shares of the Company's common stock each calendar quarter (currently 3,000 shares) in open market purchases or privately negotiated transactions, as management deems advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase authorization expires on December 31, 2017, unless reauthorized. The Company repurchased 1,040 shares during the first nine months of 2017 under this program at a total cost of $43 thousand.

During the first quarter of 2016, the Company adopted a Dividend Reinvestment and Stock Purchase Plan whereby registered stockholders may elect to reinvest cash dividends and optional cash contributions to purchase additional shares of the Company's

Union Bankshares, Inc. Page 43

common stock. The Company has reserved 200,000 shares of its common stock for issuance and sale under the DRIP. As of September 30, 2017, 737 shares of stock had been issued from treasury stock under the DRIP.

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

As of September 30, 2017, both the Company and Union met all capital adequacy requirements to which they are subject. There were no conditions or events between September 30, 2017 and the date of this report that management believes have changed either Company’s regulatory capital category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Total capital to risk weighted assets	$64,832	13.51%	$38,391	8.00%	N/A	N/A
Tier I capital to risk weighted assets	59,573	12.42%	28,779	6.00%	N/A	N/A
Common Equity Tier 1 to risk weighted assets	59,573	12.42%	21,584	4.50%	N/A	N/A
Tier I capital to average assets	59,573	8.54%	27,903	4.00%	N/A	N/A

Union:
Total capital to risk weighted assets	$64,492	13.47%	$38,303	8.00%	$47,878	10.00%
Tier I capital to risk weighted assets	59,233	12.37%	28,731	6.00%	38,308	8.00%
Common Equity Tier 1 to risk weighted assets	59,233	12.37%	21,548	4.50%	31,125	6.50%
Tier I capital to average assets	59,233	8.49%	27,907	4.00%	34,884	5.00%
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

A quarterly cash dividend of $0.29 per share was declared to stockholders of record on October 28, 2017, payable November 8, 2017. The dividend for the previous quarter was $0.29 per share.

Regulatory Matters. The Company and Union are subject to periodic examinations by the various regulatory agencies. These examinations include, but are not limited to, procedures designed to review lending practices, risk management, credit quality, liquidity, compliance and capital adequacy. In May of 2017, the FDIC performed its regular, periodic safety and soundness examination of Union. In February of 2017, the FDIC performed its regular periodic compliance examination of Union. In January of 2016, the FRB performed its regular, periodic examination of the Company. During 2015, the Vermont Department of Financial Regulation performed a regular safety and soundness examination of Union. No comments were received that would have a material adverse effect on the Company’s or Union’s liquidity, financial position, capital resources, or results of operations.

Union Bankshares, Inc. Page 44

OTHER FINANCIAL CONSIDERATIONS
Market Risk and Interest Rate Risk. Market risk is the potential of loss in a financial instrument arising from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices, and equity prices. As of September 30, 2017, the Company did not have any market risk sensitive instruments acquired for trading purposes. The Company’s market risk arises primarily from interest rate risk inherent in its lending, investing, deposit taking and borrowing activities. Management of interest rate risk is an important component of our asset and liability management process, which is governed by established policies that are reviewed and approved annually. Our investment policy details the types of securities that may be purchased, and establishes portfolio limits and maturity limits for the various sectors. Our investment policy also establishes specific investment quality limits. The ALCO develops guidelines and strategies impacting our asset and liability management-related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. Members of the ALCO also manage the investment portfolio to maximize net interest income while mitigating market and interest rate risk.
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
An outside consultant is utilized to perform rate shocks to our balance sheet to assess our risk to earnings in different interest rate environments, and to perform a variety of other analyses. The consultant’s most recent completed analysis was as of September 30, 2017. The base simulation assumed no changes in rates, as well as 200 and 300 basis point rising interest rate scenarios which assume a parallel shift of the yield curve over a one-year period, and no growth assumptions. Management is not aware of any significant changes in the Company's risk profile since the analysis was performed as of September 30, 2017. A summary of the results is as follows:

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

The net interest income simulation as of September 30, 2017 showed that the change in net interest income for the next 12 months from our expected or “most likely” forecast was as follows:

Rate Change	Percent Change in Net Interest Income Limit	Percent Change in Net Interest Income
Up 300 basis points	(21.00)%	1.6%
Up 200 basis points	(14.00)%	1.4%
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

Union Bankshares, Inc. Page 45

commitments, and other internal/external variables. Furthermore, the sensitivity analysis does not reflect all actions that the ALCO might take in responding to or anticipating changes in interest rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Information called for by this item is incorporated to Part I, Item 2, reference in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption OTHER FINANCIAL CONSIDERATIONS on page 45 of this report

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2017. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the quarter ended September 30, 2017, the only unregistered issuance of the Company's equity securities was pursuant to the exercise of incentive stock options issued under the 2008 ISO Plan, resulting in the issuance of 1,000 shares of the Company's common stock. The shares were issued in reliance upon an exemption in section 4(a)(2) of the Securities Act of 1933 for distributions not involving a public offering.
The following table summarizes repurchases of the Company's equity securities during the quarter ended September 30, 2017:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Program (1)
July 2017	215	$41.70	215	2,785
August 2017	—	—	—	2,785
September 2017	150	$43.16	150	—
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

Union Bankshares, Inc. Page 46

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three and nine months ended September 30, 2017 and 2016, (iii) the unaudited consolidated statements of comprehensive income for the three and nine months ended September 30, 2017 and 2016, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

Union Bankshares, Inc.

November 9, 2017	/s/ David S. Silverman
David S. Silverman
Director, President and Chief Executive Officer

November 9, 2017	/s/ Karyn J. Hale
Karyn J. Hale
Chief Financial Officer
(Principal Financial Officer)

Union Bankshares, Inc. Page 47

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three and nine months ended September 30, 2017 and 2016, (iii) the unaudited consolidated statements of comprehensive income for the three and nine months ended September 30, 2017 and 2016, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

____________________

*
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Union Bankshares, Inc. Page 48