Form 10-K
period 2017-12-31
UNION BANKSHARES INC
filed 2018-03-16
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2017	Commission file number	001-15985
UNION BANKSHARES, INC.

VERMONT	03-0283552
P.O. BOX 667
20 LOWER MAIN STREET
MORRISVILLE, VT 05661-0667
Registrant's telephone number:   802-888-6600
Former name, former address and former fiscal year, if changed since last report: Not applicable
Securities registered pursuant to section 12(b) of the Act:

Common Stock, $2.00 par value	The NASDAQ Stock Market LLC
(Title of class)	(Exchanges registered on)
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
Yes [  ] No [X]
The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2017 was $183,447,500 based on the closing price on the NASDAQ Stock Market LLC on such date of $47.50 per share. For purposes of this calculation, all directors, executive officers, and named executives of the Registrant are assumed to be affiliates. Such assumption, however, shall not be deemed to be an admission of such status as to any such individual.

DOCUMENTS INCORPORATED BY REFERENCE
Specifically designated portions of the following documents are incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

Document	Part
Proxy Statement for the 2018 Annual Meeting of Shareholders	III

UNION BANKSHARES, INC.

____________________

(a)
The information required by Part III Items 10, 11, 12, 13 and 14 is incorporated herein by reference, in whole or in part, from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2018. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to specifically incorporate by reference the information referred to in Items 407(d)(1)-(3) of Regulation S-K. Incorporation by reference of this report into any registration statement filed by the Company under the Securities Act of 1933, as amended shall not be deemed to incorporate by reference the information referred to in Item 201(e) of Regulation S-K.

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

•	Further changes in federal or state tax policy;

•	Changes in the level of nonperforming assets and charge-offs;

•	Changes in estimates of future reserve requirements based upon relevant regulatory and accounting requirements;

•	Changes in information technology that require increased capital spending;

•	Changes in consumer and business spending, borrowing and savings habits;

•	Changes in accounting principles, including those governing the manner of estimating our credit risk and calculating our loan loss reserve;

•
Changes affecting the calculation of the amount of the contribution that will be required to settle our obligations in connection with termination of our defined benefit pension plan and the impact of such termination on our net income in 2018.

•	Further changes to the regulations governing the calculation of the Company’s regulatory capital ratios; and

•	The effect of and changes in the United States monetary and fiscal policies, including interest rate policies and regulation of the money supply by the FRB.

PART I

Item 1.     Description of Business

Certain Definitions: Capitalized terms used in the following discussion and not otherwise defined below have the meanings assigned to them in Note 1 to the Company's audited consolidated financial statements contained in Part II, item 8, page 53 of this Annual Report.

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

The Company's income is derived principally from interest and fees on loans and earnings on other investments. Its primary expenses arise from interest paid on deposits and borrowings, salaries and wages, health insurance and other employee benefits and other general overhead expenses. Our profitability depends primarily on net interest income, which is the difference between interest and dividend income on interest-earning assets and interest expense on interest-bearing liabilities. Interest-earning assets include loans, investment securities, and interest-earning deposits in banks. Interest-bearing liabilities primarily include customer deposit accounts and borrowings. Net interest income is dependent upon the level of interest rates and the extent to which such rates change, as well as changes in the volume of various categories of assets and liabilities. Our profitability is also dependent on the level of noninterest income (primarily gains on sale of real estate loans, loan servicing income, and service fees), provision for loan losses, noninterest expenses and income taxes. Our operations and profitability are subject to changes in interest rates, applicable statutes and regulations, changes in corporate tax rates, general economic conditions, the competitive environment, as well as other factors beyond our control.

Employees: The Company itself does not have any paid employees. As of December 31, 2017, Union employed 194 full time equivalent employees. Union employees are not represented by any collective bargaining group. Union maintains comprehensive employee benefit programs for its employees, including medical and dental insurance, long-term and short-term disability insurance, life insurance and a 401(k) plan. Management considers its employee relations to be good.

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

Consistent with the objective of the Company to serve the needs of individuals, businesses and others within the communities served, the Company seeks to concentrate its assets in loans. For the year ended December 31, 2017, the Company's rate of average loans to average deposits was 93.8%. To be consistent with the requirements of prudent banking practices, adequate levels of assets are invested in high-grade securities, FDIC insured certificates of deposits, or other prudent investment alternatives such as company-owned life insurance and investments in real estate limited partnerships for affordable housing. Deposits are the primary source of funds for use in lending, investing and for other general operating purposes. In addition we obtain funds from principal repayments, sales and prepayments of loans, securities and FDIC insured certificates of deposit. Other funding sources may include brokered deposits purchased through CDARS, ICS or through other deposit brokers, and borrowings from the FHLB, correspondent banks or the Federal Reserve discount window.

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
Financial Regulatory Reform Legislation
The Dodd-Frank Act. The Dodd-Frank Act, enacted in 2010, comprehensively reformed the regulation of financial institutions and the products and services they offer. Among other things, the Dodd-Frank Act:

•	granted the FRB increased supervisory authority and codified the source of strength doctrine,

•	provided new capital standards applicable to the Company,

•	modified the scope and costs associated with deposit insurance coverage,

•	permitted well capitalized and well managed banks to acquire other banks in any state subject to certain deposit concentration limits and other conditions,

•	permitted the payment of interest on business demand deposit accounts,

•	established the CFPB and transferred rulemaking authority to it under various consumer protection laws relating to financial products and services,

•	established new minimum mortgage underwriting standards for residential mortgages,

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

While the Dodd-Frank Act is focused principally on changes to the financial regulatory system, it includes several corporate governance, disclosure and compensation provisions applicable to public companies.  Those provisions include:

•
A requirement that public companies solicit an advisory vote on executive compensation ("Say-on-Pay"), an advisory vote on the frequency of Say-on-Pay votes and, in the event of a merger or other extraordinary transaction, an advisory vote on certain "golden parachute" payments. The Company's last Say-on-Pay vote was held at the 2016 annual meeting with shareholders approving the Company's executive compensation program by a wide margin,

•	Requirements that the SEC adopt rules directing the securities exchanges to adopt listing standards with respect to compensation committee independence and the use of consultants,

•
Provisions calling for the SEC to adopt expanded disclosure requirements for annual proxy statements and other filings, particularly in the area of executive compensation, such as disclosure of pay versus performance, the ratio of CEO pay to the pay of a median employee and policies with regard to hedging transactions conducted by employees and directors,

•
Provisions requiring the adoption or revision of certain other corporate policies, such as compensation "clawback" policies providing for the recovery of executive compensation in the event of a financial restatement, and

•	A provision clarifying the SEC's authority to adopt rules requiring issuers to include in their proxy statements solicitations for shareholder nominations for directors.
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
Regulation of Union Bank
Deposit Insurance. As a member of the FDIC, the deposits of Union are permanently insured under the Deposit Insurance Fund (“DIF”) maintained by the FDIC up to $250,000 per ownership category. Under applicable federal laws and regulations, deposit insurance premium assessments to the DIF are based on a supervisory risk rating system, with the most favorably rated institutions paying the lowest premiums. Under this assessment system, risk is defined and measured using an institution's supervisory ratings, combined with certain other risk measures, including certain financial ratios and long-term debt issuer ratings. For the year ended December 31, 2017, the Bank's total FDIC insurance assessment expense was $337 thousand.

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

Federal Reserve Board Policies and Reserve Requirements. The monetary policies and regulations of the FRB have had a significant effect on the operating results of banks in the past and are expected to continue to do so in the future. FRB policies affect the levels of bank earnings on loans and investments and the levels of interest paid on bank deposits and borrowings through the Federal Reserve System's open-market operations in United States government securities, regulation of the discount rate and terms on bank borrowings from Federal Reserve Banks and regulation of nonearning reserve requirements. Regulation D promulgated by the FRB requires all depository institutions to maintain reserves against their transaction accounts (generally, demand deposits, NOW accounts and certain other types of accounts that permit payments or transfers to third parties) and nonpersonal nontime deposits (generally, money market deposit accounts or other savings deposits held by corporations or other depositors that are not natural persons, and certain types of time deposits), subject to certain exemptions. As of December 31, 2017, Union's reserve requirement was approximately $1.4 million, which was satisfied by vault cash.

Enforcement Powers. The FDIC and the DFR have the authority to issue orders to banks under their supervision to cease and desist from unsafe or unsound banking practices, violations of law and regulation, or conditions imposed by, or violations of agreements with, or commitments to, the FDIC or DFR. The FDIC and the DFR are also empowered to assess civil money penalties against companies or individuals who violate banking laws, orders or regulations. There are no such enforcement actions currently in place against Union.
Capital Adequacy and Safety and Soundness
Capital Adequacy Guidelines. The FDIC and other federal bank regulatory agencies adopted a final rule for leverage and risk-based capital requirements and the method for calculating risk-weighted assets which is consistent with agreements that were reached by the Basel Committee on Banking Supervision under the so-called Basel III framework and certain provisions of the Dodd-Frank Act. Among other things, the rule established a common equity Tier 1 capital ratio with a minimum requirement of 4.5%, increased the minimum Tier 1 risk based ratio from 4.0% to 6.0%, and assigned a higher risk weight of 150% to exposures that are more than 90 days past due or in nonaccrual status as well as certain commercial real estate loans that finance the acquisition, development or construction of real property. The final rule also required accumulated OCI be included for purposes of calculating regulatory capital unless a one time opt-out election was made during the first quarter of 2015. The Company and Union both made the election. The rule limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" of 2.5% above the minimum capital ratio requirements. The 2.5% capital conservation buffer requirement will be phased in over a four-year period ending January 1, 2019. Please refer to Note 21(Regulatory Capital Requirements) to the Company's audited consolidated financial statements contained in Part II, Item 8 of this annual report on Form 10-K for the regulatory capital ratios for the Company and Union as of December 31, 2017 and December 31, 2016.

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

The various federal banking agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the Tier 1 Capital, Common Equity Tier 1 Capital, Total Capital and Leverage Ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations as in effect during 2017, a “well capitalized” institution must have a Tier 1 capital ratio of at least 8.0%, a Common Equity Tier 1 ratio of 6.5%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order.

At December 31, 2017, Union's Tier I and Total Risk Based Capital Ratios were 12.5% and 13.6% respectively, and its Leverage Capital Ratio was 8.4%, and it is considered well capitalized under applicable regulatory guidelines in effect as of such date. However, an increase in the amount of capital that the Company or Union must maintain in order to support a given level of assets would reduce the amount of leverage that our capital could support and increased volatility could be problematic. Our ability to increase our level of interest earning assets or to allocate those assets in the best manner to generate interest income may be adversely affected.

Safety and Soundness Standards. FDICIA, as amended, directs each Federal banking agency to prescribe safety and soundness standards for depository institutions relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, asset quality, earnings and stock valuation. The Community Development and Regulatory Improvement Act of 1994 amended FDICIA by allowing Federal banking regulators to publish guidelines rather than regulations concerning safety and soundness.

FDICIA also contains a variety of other provisions that may affect Union's operations, including reporting requirements, regulatory guidelines for real estate lending, “truth in savings” disclosure provisions, and a requirement to provide 90 days prior notice to customers and regulatory authorities before closing any branch. Union is subject to §112 of FDICIA, which requires an additional annual reporting to the FDIC, FRB, and DFR regarding preparation of the annual financial statements, the maintenance of an internal control structure for financial reporting and compliance with certain designated banking laws, as well as imposition of increased responsibilities on the Company's external auditor and audit committee.
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
Consumer Protection Regulation
We are subject to a number of federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices, including, but not limited to, the Equal Credit Opportunity Act, the Fair Housing Act, Home Ownership Protection Act, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”), GLBA, the Truth in Lending Act, CRA, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act and various state law counterparts. Union is also subject to laws and regulations to protect consumers in connection with their deposit or electronic transactions. These laws include the Truth in Savings Act, the Electronic Funds Transfer Act and the Expedited Funds Availability Act. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with customers when taking deposits, making loans, collecting loans and providing other services. Further, the Dodd-Frank Act established the CFPB, which has the responsibility for making rules and regulations under the federal consumer protection laws relating to financial products and services. The CFPB also has a broad mandate to prohibit unfair or deceptive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms under the various federal consumer protection laws. The CFPB is charged with examining banks with assets in excess of $10 billion, while community banks continue to be subject to the enforcement authority of their primary regulator. This supervisory structure may lead to conflicting regulatory guidance for community banks versus larger banks and increase regulatory costs and burdens. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties.
Mortgage Reform. The Dodd-Frank Act prescribes certain standards that mortgage lenders must consider before making a residential mortgage loan, including verifying a borrower’s ability to repay such mortgage loan, and allows borrowers to assert violations of certain provisions of the Truth-in-Lending Act as a defense to foreclosure proceedings. Under the Dodd-Frank Act, prepayment penalties are prohibited for certain mortgage transactions and creditors are prohibited from financing credit life/disability insurance policies in connection with a residential mortgage loan or home equity line of credit. In addition, the Dodd-Frank Act prohibits mortgage originators from receiving compensation based on the terms of residential mortgage loans and generally limits the ability of a mortgage originator to be compensated by others if compensation is received from a consumer. The Dodd-Frank Act requires mortgage lenders to make additional disclosures prior to the extension of credit, in each billing statement, and for negative amortization loans and hybrid adjustable rate mortgages. Additionally, the CFPB published rules and forms that combined certain disclosures that consumers receive in connection with applying for and closing on a residential mortgage loan under the Truth in Lending Act (Regulation Z) and the Real Estate Settlement Procedures Act (Regulation X), also known as the TILA and RESPA Integrated Disclosures, or TRID. TRID established new disclosure timing requirements and applies to most closed-end consumer credit transactions secured by real property.
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
Additionally, the FACT Act amends the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and simple method to opt out of the making of such solicitations.

Home Mortgage Disclosure Act (“HMDA”). HMDA makes information available to the public that helps to show whether financial institutions are serving the housing credit needs of their neighborhoods and communities. The Act requires institutions to gather and compile data about loan applications for home purchase, home improvement and refinances where both the old loan and new loan are secured by a dwelling. The information must be compiled each calendar year on a Loan/Application Register, and submitted to the FFIEC by March 1st of the following year and made available to the public no later than March 31st. The Federal Financial Institutions Examinations Council prepares a series of tables that comprise the disclosure statement for each reporting institution. HMDA applies to financial institutions that have their main office or any branch in a Metropolitan Statistical Area ("MSA"). Union is subject to HMDA as it has branch offices within the Burlington, Vermont MSA. In accordance with the Dodd-Frank Act, the CFPB adopted new regulations effective for covered loan applications with action taken dates on or after January 1, 2018. The new rules expand coverage to include the majority of loan applications secured by a dwelling, including many applications for open-end loans. Additionally, the CFPB has increased the number of data points that must be collected and reported upon, to include information regarding geographical data, loan terms, underwriting practices and loan pricing.
Regulation of Other Activities
Transactions with Related Parties. The Company's and Union's authority to extend credit, purchase or sell an asset from or to their directors, executive officers and 10% or more stockholders, as well as to entities controlled by such persons, is governed by the requirements of the Federal Reserve Act and Regulation O of the FRB thereunder. Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based in part, on the amount of the bank's capital. Under applicable guidelines, any related party transaction, including a loan, must be reviewed by the Company's Audit Committee. In addition, under the federal SOX Act (discussed below), the Company, itself, may not extend or arrange for any personal loans to its directors and executive officers. The Company has a Related Persons Transactions Approval Policy administered by the Company's Audit Committee which incorporates applicable regulatory guidelines and requirements.

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

The USA Patriot Act requires all financial institutions to adopt an anti-money laundering program and to establish due diligence policies, procedures and controls that are reasonably designed to detect and report instances of money laundering in United States private banking accounts and correspondent accounts maintained for non-U.S. persons or their representatives. Effective May, 11, 2018, banks will be required to comply with enhanced customer due diligence regulations requiring collection of information on beneficial owners and control persons of legal entity customers.

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

The USA Patriot Act also amends the BHC Act and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution's anti-money laundering program when reviewing applications under these acts for mergers, acquisitions, and certain other expansion activities.

SOX Act. This far reaching federal legislation, enacted in 2002, was generally intended to protect investors by strengthening corporate governance and improving the accuracy and reliability of corporate disclosures made pursuant to federal securities laws. The SOX Act includes provisions addressing, among other matters, the duties, functions and qualifications of audit committees for all public companies; certification of financial statements by the chief executive officer and the chief financial officer; the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; disclosure of off-balance sheet transactions; a prohibition on personal loans to directors and officers, except (in the case of banking companies) loans in the normal course of business; expedited filing requirements for reports of beneficial ownership of company stock by insiders; disclosure of a code of ethics for senior officers, and of any change or waiver of such code; the formation of a public accounting oversight board; auditor independence; disclosure of fees paid to the company's auditors for non-audit services and limitations on the provision of such services; attestation requirements for company management and external auditors, relating to internal controls and procedures; and various increased criminal penalties for violations of federal securities laws.

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

Taxing Authorities. The Company and Union are subject to income taxes at the Federal level and are individually subject to state taxation based on the laws of each state in which they operate. The Company and Union file a consolidated federal tax return with a calendar year end. The Company and Union have filed separate tax returns for each state jurisdiction affected for 2016 and will do the same for 2017. No tax return is currently being examined or audited by any taxing authority that the Company is aware of. The taxing authorities also regulate the information reporting requirements that Union is subject to which continue to increase and require resources to comply with.

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

The Company will also provide copies of its 2017 Annual Report on Form 10-K, free of charge, upon written request to its Treasurer at the Company's main address, PO Box 667, Morrisville, VT 05661-0667. Shareholder meeting materials for our 2018 Annual Meeting are available at www.materials.proxyvote.com/905400 no later than the date on which they are mailed to shareholders.

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
At December 31, 2017, approximately 52% of our loan portfolio was comprised of commercial and commercial real estate loans. In general, commercial and commercial real estate loans have historically posed greater credit risks than owner occupied residential mortgage loans.  The repayment of commercial real estate loans depends on the business and financial condition of borrowers. Economic events and changes in government regulations, which we and our borrowers cannot control or reliably predict, could have an adverse impact on the cash flows generated by the businesses and properties securing our commercial and commercial real estate loans and on the values of the collateral securing those loans. Repayment of commercial loans depends substantially on the borrowers’ underlying business, financial condition and cash flows.  Commercial loans are generally collateralized by equipment, inventory, accounts receivable and other fixed assets.  Compared to real estate, that type of collateral is more difficult to monitor, its value is harder to ascertain, it may depreciate more rapidly and it may not be as readily saleable if repossessed.

Changes in interest rates and interest rate volatility may reduce our profitability.
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

A failure in or breach of our operational systems, information systems, or infrastructure, or those of our third party vendors and other service providers, may result in financial losses, loss of customers, or damage to our reputation.
We rely heavily on communications and information systems to conduct our business. In addition, we rely on third parties to provide key components of our infrastructure, including internet connections, and network access. These types of information and related systems are critical to the operation of our business and essential to our ability to perform day-to-day operations, and, in some cases, are critical to the operations of certain of our customers. These third parties with which we do business or that facilitate our business activities, including exchanges, clearing firms, financial intermediaries or vendors that provide services or security solutions for our operations, could also be sources of operational and information security risk to us, including breakdowns or failures of their own systems or capacity constraints. Although we have safeguards and business continuity plans in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our business and our customers, resulting in financial losses, loss of customers, or damage to our reputation.

An interruption or breach in security of our information systems or those related to merchants and third party vendors, including as a result of cyber attacks, could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, or result in financial losses.
Our technologies, systems, networks and software, and those of other financial institutions have been, and are likely to continue to be, the target of cybersecurity threats and attacks, which may range from uncoordinated individual attempts to sophisticated and targeted measures directed at us. These cybersecurity threats and attacks may include, but are not limited to, attempts to access information, including customer and company information, malicious code, computer viruses and denial of service attacks that could result in unauthorized access, misuse, loss or destruction of data (including confidential customer information), account takeovers, unavailability of service or other events. These types of threats may result from human error, fraud or malice on the part of external or internal parties, or from accidental technological failure. Further, to access our products and services our customers may use computers and mobile devices that are beyond our security control systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased.

Our business requires the collection and retention of large volumes of customer data, including payment card numbers and other personally identifiable information in various information systems that we maintain and in those maintained by third parties with whom we contract to provide data services. We also maintain important internal company data such as personally identifiable information about our employees and information relating to our operations. The integrity and protection of that customer and company data is important to us. As customer, public, legislative and regulatory expectations and requirements regarding operational and information security have increased, our operations systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns.

Our customers and employees have been, and will continue to be, targeted by parties using fraudulent e-mails and other communications in attempts to misappropriate passwords, payment card numbers, bank account information or other personal information or to introduce viruses to our customers’ computers. These communications may appear to be legitimate messages sent by the Bank or other businesses, but direct recipients to fake websites operated by the sender of the e-mail or request that the recipient send a password or other confidential information via e-mail or download a program. Despite our efforts to mitigate these threats through product improvements, use of encryption and authentication technology to secure online transmission of confidential consumer information, and customer and employee education, such attempted frauds against us or our merchants and our third party service providers remain a serious issue. The pervasiveness of cyber security incidents in general and the risks of cyber-crime are complex and will continue to evolve.
Although we make significant efforts to maintain the security and integrity of our information systems and have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because attempted security breaches, particularly cyber-attacks and intrusions, or disruptions will occur in the future, and because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is virtually impossible for us to entirely mitigate this risk. A security breach or other significant disruption could: 1) disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our customers; 2) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of confidential, sensitive or otherwise valuable information of ours or our customers, including account numbers and other financial information; 3) result in a violation of applicable privacy, data breach and other laws, subjecting the Bank to additional regulatory scrutiny and exposing the Bank to civil litigation, governmental fines and possible financial liability; 4) require significant management attention and resources to remedy the damages that result; or 5) harm our reputation or cause a decrease in the number of customers that choose to do business with us or reduce the level of business that our customers do with us. The occurrence of any such failures, disruptions or security breaches could have a negative impact on our results of operations, financial condition, and cash flows as well as damage our brand and reputation.
Although we maintain an insurance policy covering certain cybersecurity risks which we believe provides appropriate coverage for a financial institution of our size and business and technology profile, we cannot provide any assurance that such policy would be sufficient to cover all financial losses or damages we might suffer in the event that we or one of our third party vendors experiences a system failure or suffers a system intrusion or other cyberattack.

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
Holders of our common stock are entitled to receive dividends only when, as and if declared by our board of directors. Although we have historically declared cash dividends on our common stock, we are not required to do so and our board of directors may reduce or eliminate our common stock dividend in the future. The FRB has the authority to prohibit a bank holding company, such as us, from paying dividends if it deems such payment to be an unsafe or unsound practice. The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends to us if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. Further, our ability to pay dividends would be restricted if we do not maintain a capital conservation buffer. A reduction or elimination of dividends could adversely affect the market price of our common stock.

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
Our business performance and the trading price of shares of our common stock may be affected by many factors affecting financial institutions, including volatility in the credit, mortgage and housing markets, the markets for securities relating to mortgages or housing, and the value of debt and mortgage-backed and other securities that we hold in our investment portfolio. Government action and legislation may also impact us and the value of our common stock. We cannot predict what impact, if any, market volatility will have on our business or share price and for these and other reasons our shares of common stock may trade at a price lower than that at which they were purchased.

We may be required to write down goodwill and other identifiable intangible assets.
When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. At December 31, 2017, our goodwill and other identifiable intangible assets were approximately $2.8 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we would be required to write down the value of these assets to fair value. We conduct an annual review, or more frequently if events or circumstances warrant such, to determine whether goodwill is impaired. We recently completed our goodwill impairment analysis as of December 31, 2017 and concluded goodwill was not impaired. We conduct a review of our other intangible assets for impairment should events or circumstances warrant such. We cannot provide assurance that we will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our shareholders’ equity and financial results and may cause a decline in our stock price.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

As of December 31, 2017, Union operated 12 community banking locations in Lamoille, Caledonia and Franklin counties of Vermont, five in Grafton and Coos counties of New Hampshire and loan centers in Barre, Newport, and South Burlington, Vermont. In addition as of such date, Union also operated several ATMs in northern Vermont and New Hampshire. Union owns, free of encumbrances, fifteen of its branch locations and its headquarters and leases two branch locations, all loan center locations and certain ATM premises from third parties under terms and conditions considered by management to be favorable to Union. Union also owns or leases certain properties contiguous to its branch locations for staff and customer parking convenience.

In addition to the bank premises described above, Union owned a building in Jeffersonville, Vermont previously utilized as a branch location which was sold on January 11, 2018.

Additional information relating to the Company's properties as of December 31, 2017, is set forth in Note 8 to the consolidated financial statements contained in Part II, Item 8 of this report.

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

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock and Dividends
The common stock of the Company is traded on the NASDAQ Global Select Market under the trading symbol "UNB". Quarterly stock prices and cash dividends per share paid for each quarterly period during the last two years were as follows:

	2017			2016
	High	Low	Dividends	High	Low	Dividends
First Quarter	$45.55	$40.25	$0.29	$29.10	$27.06	$0.27
Second Quarter	$48.70	$39.75	$0.29	$37.18	$28.26	$0.28
Third Quarter	$49.95	$41.00	$0.29	$36.92	$33.69	$0.28
Fourth Quarter	$55.00	$45.70	$0.29	$48.80	$32.75	$0.28
High and low stock prices are based upon closing price quotations as reported by NASDAQ. Prices of transactions between private parties may vary from the ranges quoted above.

On March 12, 2018, there were 4,465,647 shares of common stock outstanding held by 527 stockholders of record. The number of stockholders does not reflect the number of beneficial owners, including persons or entities who may hold the stock in nominee or “street name.” On January 17, 2018, Union Bankshares, Inc. declared a $0.30 per share regular quarterly cash dividend payable February 8, 2018 to stockholders of record on January 27, 2018, which represents a $0.01 increase over the quarterly cash dividend paid in 2017. Although the Company currently pays quarterly cash dividends, future dividends will depend upon the financial condition and earnings of the Company and its subsidiary, its need for funds and other factors, including government regulations.

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

Repurchase of Common Stock
The following table summarizes repurchases of the Company's equity securities during the quarter ended December 31, 2017:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Program (1)
October 2017	390	$43.97	390	2,110
November 2017	—	—	—	2,110
December 2017	—	—	—	—
__________________

(1)
All repurchases shown in the table were made pursuant to a discretionary stock repurchase program under which the Company may repurchase up to 2,500 shares of its common stock each calendar quarter, in open market or privately negotiated transactions. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The program was initially authorized in 2010 and was reauthorized most recently in January 2018. The program will expire on December 31, 2018, unless reauthorized.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding equity securities authorized for issuance under the Company's equity compensation plans is included in Part III, Item 12 of this report under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, and is incorporated herein by reference.

Five Year Performance Graph: The following graph illustrates the annual percentage change in the cumulative total shareholder return of the Company's common stock for the period December 31, 2012 through December 31, 2017. For purposes of comparison, the graph illustrates comparable shareholder returns of the SNL Bank $500M-$1B Index and the NASDAQ Composite Index. The graph assumes a $100 investment on December 31, 2012 in each case and measures the amount by which the market value, assuming reinvestment of dividends, has changed during the five year period ended December 31, 2017.

	Period Ended
Index	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Union Bankshares, Inc.	100.00	123.38	132.90	162.63	274.56	328.32
NASDAQ Composite	100.00	140.12	160.78	171.97	187.22	242.71
SNL Bank $500M-$1B	100.00	129.67	142.26	160.57	216.81	264.51

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

Item 6. Selected Financial Data
The selected financial data presented in the table below depicts several measurements of performance or financial condition over a period of time. The following information should be read in conjunction with the consolidated financial statements and related notes and with other financial data in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

	At or For The Years Ended December 31,
	2017	2016	2015	2014	2013
Financial Condition Data:	(Dollars in thousands, except per share data)
Investment securities	$66,439	$66,555	$59,327	$52,964	$45,492
Loans and loans held for sale	594,562	541,093	506,141	490,721	464,953
Allowance for loan losses	5,408	5,247	5,201	4,694	4,647
Total assets	745,831	691,381	628,879	624,063	585,443
Deposits	647,574	597,660	560,408	552,064	518,354
Borrowed funds	31,581	31,595	9,564	15,118	13,216
Stockholders' equity	58,661	56,279	53,568	51,434	49,820
Operating Data:
Interest and dividend income	$29,017	$26,836	$25,144	$24,852	$24,481
Interest expense	2,255	2,061	2,025	2,155	2,459
Net interest income	26,762	24,775	23,119	22,697	22,022
Provision for loan losses	200	150	550	345	305
Net interest income after provision for loan losses	26,562	24,625	22,569	22,352	21,717
Noninterest income	9,395	10,140	9,792	8,909	8,509
Noninterest expenses	23,905	23,656	21,820	20,794	20,539
Income before provision for income taxes	12,052	11,109	10,541	10,467	9,687
Provision for income taxes	3,603	2,598	2,663	2,773	2,552
Net income	$8,449	$8,511	$7,878	$7,694	$7,135
Ratios:
Return on average assets	1.21%	1.30%	1.27%	1.30%	1.25%
Return on average equity	14.53%	15.25%	14.80%	14.88%	15.46%
Net interest margin (1)	4.22%	4.17%	4.10%	4.17%	4.21%
Efficiency ratio (2)	64.52%	67.97%	66.25%	67.40%	68.04%
Net interest spread (3)	4.13%	4.09%	4.02%	4.08%	4.10%
Total loans to deposits ratio	91.81%	90.54%	90.32%	88.89%	89.70%
Net loan charge-offs to average loans not held for sale	0.01%	0.02%	0.01%	0.06%	0.07%
Allowance for loan losses to loans not held for sale (4)	0.92%	0.98%	1.04%	0.98%	1.01%
Nonperforming assets to total assets (5)	0.23%	0.63%	0.53%	0.78%	0.39%
Equity to assets	7.87%	8.14%	8.52%	8.24%	8.51%
Total capital to risk weighted assets (6)	13.66%	13.32%	13.42%	13.60%	13.28%
Per common share data:
Book value per common share	$13.14	$12.61	$12.02	$11.54	$11.17
Earnings per common share	$1.89	$1.91	$1.77	$1.73	$1.60
Dividends paid per common share	$1.16	$1.11	$1.08	$1.04	$1.01
Dividend payout ratio (7)	61.38%	58.12%	61.02%	60.12%	63.13%
____________________

(1)	The ratio of tax equivalent net interest income to average earning assets. See page 27 for more information.

(2)	The ratio of noninterest expense to tax equivalent net interest income and noninterest income, excluding securities gains (losses).

(3)	The difference between the average rate earned on earning assets and the average rate paid on interest bearing liabilities. See page 27 for more information.

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

(5)	Nonperforming assets are loans or investment securities that are in nonaccrual or 90 or more days past due as well as OREO or OAO.

(6)	The December 31, 2017, December 31, 2016 and December 31, 2015 ratios are calculated under the Basel III capital rules that became effective for the Company and Union on January 1, 2015.

(7)	Cash dividends declared and paid per common share divided by consolidated net income per share.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
The following discussion and analysis by management focuses on those factors that, in management's view, had a material effect on the consolidated financial position of Union Bankshares, Inc. ("the Company," "our," "we," "us") and its subsidiary, Union Bank ("Union"), as of December 31, 2017 and 2016, and its results of operations for the years ended December 31, 2017, 2016 and 2015. This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. The purpose of this presentation is to enhance overall financial disclosures and to provide information about historical financial performance and developing trends as a means to assess to what extent past performance can be used to evaluate the prospects for future performance. Management is not aware of the occurrence of any events after December 31, 2017 which would materially affect the information presented.
CERTAIN DEFINITIONS
Capitalized terms used in the following discussion and not otherwise defined below have the meanings assigned to them in Note 1 to the Company's audited consolidated financial statements contained in Part II, item 8, page 53 of this Annual Report.
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

On October 18, 2017, the Company's Board of Directors voted to terminate Union Bank’s Defined Benefit Pension Plan. In order to settle the liabilities under the Plan, the Company will offer participants the option to receive an annuity purchased from an insurance carrier, a lump-sum cash payment, or a direct rollover into a qualifying retirement plan. The amount of the final contribution required to settle all Plan liabilities is subject to a number of factors, including changes in interest rates and the exact proportion of the participants electing a lump-sum distribution versus an annuity. The Company anticipates completing the transfer of all liabilities and administrative responsibilities under the Plan by December 31, 2018. Once the process is complete, the Company will no longer have any remaining pension obligations and thus no periodic pension expense.
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
OVERVIEW
On December 22, 2017, the Tax Act was signed into law which reduced the Company's federal income tax rate from 34% to 21% effective January 1, 2018. During the fourth quarter of 2017, the Company's income tax provision increased by $447 thousand as a result of the federal income tax rate change, for the revaluation of the Company's deferred tax assets to reflect the 21% tax rate in effect for future periods.
After the initial revaluation of the deferred tax asset at December 31, 2017, the rate reduction is expected to have a positive impact on future earnings.
On October 18, 2017, the Company's Board of Directors voted to terminate Union Bank’s Defined Benefit Pension Plan. The Company anticipates completing the transfer of all liabilities and administrative responsibilities under the Plan by December 31, 2018. Once the process is complete, the Company will no longer have any remaining defined benefit pension plan obligations and thus no periodic pension expense.
The Company's net income was $8.4 million for 2017 compared to $8.5 million for 2016, a decrease of $62 thousand, or 0.7%. These results reflected the effect of an increase in net interest income of $2.0 million or 8.0%, offset by a decrease in noninterest income of $745 thousand, or 7.3%, an increase in the provision for loan losses of $50 thousand, or 33.3%, an increase in noninterest expenses of $249 thousand, or 1.1%, and an increase in the provision for income taxes of $1.0 million, or 38.7%. The increase in the provision for income taxes includes the one-time adjustment of $447 thousand for the revaluation of the Company's deferred tax assets as mentioned above.
As of December 31, 2017, the Company had total consolidated assets of $745.8 million, an increase of 7.9% compared to December 31, 2016. The growth year over year is attributable to strong loan demand, funded primarily with customer deposits and low rate funding options from the FHLB.
Net loans and loans held for sale increased $53.5 million or 10.0%, to $589.9 million, or 79.1% of total assets, at December 31, 2017, compared to $536.5 million, or 77.6% of total assets, at December 31, 2016. The Company experienced growth in all loan classes except consumer loans which remained flat year over year.
The Company's primary source of funding, customer deposits, increased $49.9 million, or 8.4%, to reach $647.6 million at December 31, 2017. During 2017, management successfully focused on growing deposits by expanding its products and services to meet the needs of customers.
The Company's total capital increased from $56.3 million at December 31, 2016 to $58.7 million at December 31, 2017. This increase primarily reflects net income of $8.4 million for 2017, less regular cash dividends paid of $5.2 million. (See Capital Resources on page 43.)
Management had expected a single 25 bp increase in interest rates in July 2017; however, the Federal Reserve initiated three 25 bp increases during 2017, in March, June and December. Based on results of the Company's recent asset liability management reports, the Company is considered asset sensitive and is positioned to benefit in 2018 from potential future increases in interest rates.
RESULTS OF OPERATIONS
For the year ended December 31, 2017, we reported net income of $8.4 million compared to $8.5 million for the year ended December 31, 2016 and $7.9 million for the year ended December 31, 2015. The primary components of these results, which include net interest income, provision for loan losses, noninterest income, noninterest expenses, and provision for income taxes, are discussed below:
Net Interest Income. The largest component of the Company’s operating income is net interest income, which is the difference between interest and dividend income received from interest earning assets and the interest paid on interest bearing liabilities. Net interest income is affected by various factors, including but not limited to: changes in interest rates, loan and deposit pricing strategies, the volume and mix of interest earning assets and interest bearing liabilities, and the level of nonperforming assets. The net interest margin is calculated as net interest income on a fully tax equivalent basis as a percentage of average interest earning assets. The net interest margin for the years ended December 31, 2017, 2016 and 2015 was 4.22%, 4.17%, and 4.10%, respectively.
2017 compared with 2016. Net interest income was $26.8 million on a fully tax equivalent basis for 2017, compared to $24.8 million for 2016, an increase of $2.0 million, or 8.0%. The increase in net interest income is reflective of growth in average earning assets of $43.2 million, or 7.1% during 2017 coupled with a 5 bp increase in the average yield on average earning assets, partially offset by an increase of $32.3 million, or 6.6% in average interest bearing liabilities. The net interest margin increased 5 bp to

4.22% in 2017 compared to 4.17% in 2016. The increase in average interest earning assets was primarily driven by growth in average loans of $38.6 million, or 7.4%, compared to 2016 and to a lesser extent the increases in short term interest rates initiated by the Federal Reserve during 2017.
The average cost of funding, which is tied primarily to our customer deposits, increased 1 bp to 0.43% for the year ended December 31, 2017, compared to 0.42% for the year ended December 31, 2016. During 2017, Union's municipal and commercial customers continued to utilize the fully FDIC insured money market account through Promontory, the Insured Cash Sweep account, contributing to the $29.3 million, or 14.35%, increase in average balances in savings and money market accounts and a $23.2 million, or 18.40% decrease in time deposits. Additionally, the average rate paid on savings and money market accounts increased 11 bps to 0.37% for the year ended December 31, 2017, compared to 0.26% for the year ended December 31, 2016. Conversely, the average rate paid on time deposits decreased 8 bps to 0.69% for the year ended December 31, 2017, compared to 0.77% for the year ended December 31, 2016. Average balances in borrowed funds increased $7.6 million, or 27.43%, for the year ended December 31, 2017. The additional borrowed funds were utilized to supplement Union's liquidity and to take advantage of lower rate borrowings, resulting in a decrease in the average rate paid by 21 bps, to 1.36% for the year ended December 31, 2017, compared to 1.57% for the year ended December 31, 2016. See the following tables for details.
2016 compared with 2015. Net interest income was $24.8 million on a fully tax equivalent basis for 2016, compared to $23.1 million for 2015, an increase of $1.7 million, or 7.2%. The increase in net interest income is reflective of a 5.0% growth in average earning assets during 2016, coupled with a 6 bps increase in the average yield on average earning assets, which was partially offset by a 4.2% increase in average interest bearing liabilities. The net interest margin increased 7 bps to 4.17% in 2016 compared to 4.10% in 2015. The increase in average interest earning assets in 2016 was primarily driven by growth in average loans of $22.8 million, or 4.6%, compared to 2015 and to a lesser extent the increases in interest rates mentioned above.
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

The following table shows for the periods indicated the total amount of income recorded from average interest earning assets, the related average tax equivalent yields, the interest expense associated with average interest bearing liabilities, the related average rates paid, and the resulting tax equivalent net interest spread and margin:

	Years Ended December 31,
	2017			2016			2015
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$17,700	$114	0.64%	$16,953	$51	0.30%	$11,530	$15	0.13%
Interest bearing deposits in banks	8,642	147	1.70%	10,816	160	1.48%	12,749	169	1.32%
Investment securities (1), (2)	66,925	1,678	2.96%	61,111	1,496	2.88%	58,284	1,379	2.70%
Loans, net (1), (3)	560,059	26,978	4.92%	521,435	25,056	4.91%	498,644	23,531	4.84%
Nonmarketable equity securities	2,423	100	4.12%	2,215	73	3.30%	2,014	50	2.51%
Total interest earning assets (1)	655,749	29,017	4.56%	612,530	26,836	4.51%	583,221	25,144	4.45%
Cash and due from banks	4,217			4,565			4,600
Premises and equipment	13,286			13,189			12,657
Other assets	22,477			22,795			20,961
Total assets	$695,729			$653,079			$621,439
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$147,677	$205	0.14%	$128,977	$120	0.09%	$118,344	$94	0.08%
Savings/money market accounts	233,345	856	0.37%	204,056	524	0.26%	187,679	324	0.17%
Time deposits	103,019	710	0.69%	126,248	978	0.77%	141,581	1,264	0.89%
Borrowed funds	35,190	484	1.36%	27,616	439	1.57%	19,830	343	1.71%
Total interest bearing liabilities	519,231	2,255	0.43%	486,897	2,061	0.42%	467,434	2,025	0.43%
Noninterest bearing deposits	112,914			105,596			96,994
Other liabilities	5,446			4,761			3,765
Total liabilities	637,591			597,254			568,193
Stockholders' equity	58,138			55,825			53,246
Total liabilities and stockholders’ equity	$695,729			$653,079			$621,439
Net interest income		$26,762			$24,775			$23,119
Net interest spread (1)			4.13%			4.09%			4.02%
Net interest margin (1)			4.22%			4.17%			4.10%
____________________

(1)	Average yields reported on a tax equivalent basis using a marginal tax rate of 34%.

(2)	Average balances of investment securities are calculated on the amortized cost basis and include nonaccrual securities, if applicable.

(3)	Includes loans held for sale as well as nonaccrual loans, unamortized costs and premiums and is net of the ALL.

Tax exempt interest income amounted to $1.9 million for the year ended December 31, 2017 and $1.8 million for each of the years ended December 31, 2016 and 2015. The following table presents the effect of tax exempt income on the calculation of net interest income, using a marginal tax rate of 34% for all years:

	Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Net interest income as presented	$26,762	$24,775	$23,119
Effect of tax-exempt interest
Investment securities	306	265	196
Loans	605	524	615
Net interest income, tax equivalent	$27,673	$25,564	$23,930

Rate/Volume Analysis. The following table describes the extent to which changes in average interest rates (on a fully tax equivalent basis) and changes in volume of average interest earning assets and interest bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to:

•	changes in volume (change in volume multiplied by prior rate);

•	changes in rate (change in rate multiplied by prior volume); and

•	total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Year Ended December 31, 2017 Compared to Year Ended December 31, 2016 Increase/(Decrease) Due to Change In			Year Ended December 31, 2016 Compared to Year Ended December 31, 2015 Increase/(Decrease) Due to Change In
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$2	$61	$63	$9	$27	$36
Interest bearing deposits in banks	(35)	22	(13)	(28)	19	(9)
Investment securities	151	31	182	44	73	117
Loans, net	1,860	62	1,922	1,160	365	1,525
Nonmarketable equity securities	8	19	27	5	18	23
Total interest earning assets	$1,986	$195	$2,181	$1,190	$502	$1,692
Interest bearing liabilities:
Interest bearing checking accounts	$19	$66	$85	$8	$18	$26
Savings/money market accounts	83	249	332	30	170	200
Time deposits	(168)	(100)	(268)	(129)	(157)	(286)
Borrowed funds	107	(62)	45	126	(30)	96
Total interest bearing liabilities	$41	$153	$194	$35	$1	$36
Net change in net interest income	$1,945	$42	$1,987	$1,155	$501	$1,656

Provision for Loan Losses. The provision for loan losses was $200 thousand, $150 thousand, and $550 thousand for the years ended December 31, 2017, 2016 and 2015, respectively. The provision for 2017 was deemed appropriate by management based on the size and mix of the loan portfolio, the level of nonperforming loans, the results of the qualitative factor review and the outlook for future economic conditions. For further details, see FINANCIAL CONDITION Asset Quality and Allowance for Loan Losses below.

Noninterest Income. The following table sets forth the components of noninterest income for the years ended December 31, 2017, 2016 and 2015:

	For The Years Ended December 31,
			Variance from 2017 to 2016			Variance from 2016 to 2015
	2017	2016	$	%	2015	$	%
	(Dollars in thousands)
Trust income	$739	$737	$2	0.3	$719	$18	2.5
Service fees	5,951	5,871	80	1.4	5,568	303	5.4
Net gains on sales of loans held for sale	2,303	2,898	(595)	(20.5)	2,871	27	0.9
Gain on sale of OREO	—	—	—	—	29	(29)	(100.0)
Income from Company-owned life insurance	244	339	(95)	(28.0)	282	57	20.2
Other income	141	224	(83)	(37.1)	270	(46)	(17.0)
Subtotal	9,378	10,069	(691)	(6.9)	9,739	330	3.4
Net gains on sales of investment securities AFS	17	71	(54)	(76.1)	53	18	34.0
Total noninterest income	$9,395	$10,140	$(745)	(7.3)	$9,792	$348	3.6
The significant changes in noninterest income for the year ended December 31, 2017 compared to the year ended December 31, 2016 are described below:

•
Service fees. There was an $80 thousand increase in service fees for 2017 compared to 2016. Loan servicing fees increased $92 thousand due to the increase in our serviced loan portfolio from $452.0 million at December 31, 2016 to $499.2 million at December 31, 2017, or an increase of 10.5%. Additionally, increases of $56 thousand and $28 thousand in overdraft fees and ATM network income, respectively were partially offset by a decrease of $62 thousand in service charge income on deposit accounts for the comparison periods.

•
Net gains on sales of loans held for sale. Continuing the Company's strategy to mitigate long-term interest rate risk, residential and commercial loans totaling $122.2 million were sold to the secondary market during 2017, versus residential and commercial loan sales of $135.5 million during 2016, The decline in net gains on sales of real estate loans is due to a combination of lower volumes of loans sold and lower average premiums on sold loans for the comparison periods.

•
Income from Company-owned life insurance. During the second quarter of 2016, the Company received proceeds from the death benefit on an insurance policy on the life of a former director, resulting in $73 thousand of additional income and accounting for the majority of the $95 thousand variance year over year.

•
Other income. Other income decreased $83 thousand for 2017 compared to 2016 primarily due to a decrease in income from MSR, net of amortization of $49 thousand and $34 thousand in other miscellaneous income for the comparison periods.

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

•	Other income. Other income decreased $46 thousand for 2016 compared to 2015 primarily due to the decrease in income from MSR, net of amortization.

Noninterest Expense. The following table sets forth the components of noninterest expenses for the years ended December 31, 2017, 2016 and 2015:

	For The Years Ended December 31,
			Variance from 2017 to 2016			Variance from 2016 to 2015
	2017	2016	$	%	2015	$	%
	(Dollars in thousands)
Salaries and wages	$10,257	$10,203	$54	0.5	$9,517	$686	7.2
Pension and employee benefits	3,708	3,525	183	5.2	2,977	548	18.4
Occupancy expense, net	1,415	1,263	152	12.0	1,279	(16)	(1.3)
Equipment expense	2,208	2,115	93	4.4	1,875	240	12.8
ATM and debit card expense	698	639	59	9.2	783	(144)	(18.4)
FDIC insurance assessment	337	307	30	9.8	345	(38)	(11.0)
Trust expenses	362	409	(47)	(11.5)	379	30	7.9
Professional fees	573	731	(158)	(21.6)	641	90	14.0
Supplies and printing	321	298	23	7.7	305	(7)	(2.3)
Director and advisory board fees	405	368	37	10.1	325	43	13.2
Other expenses	3,621	3,798	(177)	(4.7)	3,394	404	11.9
Total noninterest expense	$23,905	$23,656	$249	1.1	$21,820	$1,836	8.4
The significant changes in noninterest expense for the year ended December 31, 2017 compared to the year ended December 31, 2016 are described below:

•
Pension and employee benefits. The actuarial calculation for the fiscal year ended December 31, 2017 decreased the pension benefit by $89 thousand compared to December 31, 2016. Additionally, the cost of the Company's medical and dental plans increased $193 thousand, due to increases in premium rates and higher dental claims. The increase in premium rates was partially offset by a $130 thousand medical plan credit due to favorable claims experience in 2016.

•
Occupancy expense, net. The Company incurred an increase of $89 thousand in repairs and maintenance costs for the year ended December 31, 2017 compared to the year ended December 31, 2016. The mild winter experienced in Vermont and New Hampshire during 2016 resulted in lower than normal plowing costs. Also, the Company's janitorial costs increased due to a change in vendor. Net lease expense increased $30 thousand during 2017 due to a reduction in rental income as a result of the sale of one of the Company's properties.

•
Equipment expense. Increases in software license and maintenance costs of $114 thousand occurred during 2017 as compared to 2016 as a result of expected annual increases in existing contracts and the addition of software programs to facilitate bank operations.

•	ATM and debit card expense. The $59 thousand increase between 2016 and 2017 reflects the increase in expense related to the anticipated redemption of reward points earned on customer debit cards.

•
Equity in losses of limited partnerships. The increase is attributable to an additional investment in a limited partnership resulting in an increase in equity in losses of $91 thousand, partially offset by one limited partnership investment reaching the end of the compliance period.

•
Professional fees. Professional fee expenses had increased during 2016 as a result of engaging consultants for advisory services related to a review of the Company's core operating system, a review of the Company's branch network and facilities, and additional outsourced internal audit services.

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

Provision for Income Taxes. The Company has provided for current and deferred federal income taxes for the current and all prior periods presented. The Company's net provision for income taxes was $3.6 million for 2017, $2.6 million for 2016, and $2.7 million for 2015. The Company’s effective tax rate for 2017 increased to 29.9% compared to 23.4% for 2016 and 25.3% for 2015.
The increase in the Company's effective tax rate for 2017 was the result of a one-time charge to earnings of $447 thousand for the revaluation of the Company's deferred tax assets as required by the Tax Act signed into law on December 22, 2017. The Tax Act decreases the Company's federal income tax rate from 34% to 21% effective January 1, 2018.
The Company received benefits of income tax credits from its investments in affordable housing projects of $660 thousand for 2017, $881 thousand for 2016, and $564 thousand for 2015.

FINANCIAL CONDITION
At December 31, 2017, the Company had total consolidated assets of $745.8 million, including gross loans and loans held for sale (total loans) of $594.6 million, deposits of $647.6 million and stockholders' equity of $58.7 million. The Company’s total assets increased $54.5 million, or 7.9%, from $691.4 million at December 31, 2016.

Net loans and loans held for sale increased $53.5 million, or 10.0%, to $589.9 million, or 79.1% of total assets, at December 31, 2017, compared to $536.5 million, or 77.6% of total assets, at December 31, 2016. (See Loan Portfolio below.)

Total deposits increased $49.9 million, or 8.4% to $647.6 million at December 31, 2017, from $597.7 million at December 31, 2016. There were increases in interest bearing deposits of $36.5 million, or 9.6%, and noninterest bearing deposits of $15.4 million, or 13.7%, , which were partially offset by a decrease in time deposits of $2.1 million, or 2.0%. (See average balances and rates in the Yields Earned and Rates Paid table on page 27.)

There was minimal change in borrowed funds which totaled $31.6 million at December 31, 2017 and 2016. There was a decrease in FHLB advances of $280 thousand, while customer overnight collateralized repurchase sweeps increased $266 thousand between December 31, 2016 and December 31, 2017. (See Borrowings on page 39.)

Total stockholders’ equity increased $2.4 million, or 4.2%, from $56.3 million at December 31, 2016 to $58.7 million at December 31, 2017. (See Capital Resources on page 43.)

Loan Portfolio. The Company's gross loan portfolio (including loans held for sale) increased $53.5 million, or 9.9%, to $594.6 million, representing 79.7% of assets at December 31, 2017, from $541.1 million, representing 78.3% of assets at December 31, 2016. The Company's loans consist primarily of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Real estate secured loans represented $484.2 million, or 81.4%, of total loans at December 31, 2017 compared to $463.8 million, or 85.7%, of total loans at December 31, 2016. Although competition for good loans is strong, especially in the commercial sector, the Company has been able to originate loans to both current and new customers while maintaining credit quality. Other than the increase in the municipal portfolio reflecting the successful bid season for municipal lending opportunities, the composition of the Company's loan portfolio remained relatively unchanged from December 31, 2016. There was no material change in the Company's lending programs or terms during 2017.

The composition of the Company's loan portfolio at year-end for each of the last five years was as follows:

	2017		2016		2015		2014		2013
	$	%	$	%	$	%	$	%	$	%
	(Dollars in thousands)
Residential real estate	$178,999	30.1	$172,727	31.9	$165,396	32.7	$165,475	33.7	$159,441	34.3
Construction real estate	42,935	7.2	34,189	6.3	42,889	8.5	37,258	7.6	30,898	6.7
Commercial real estate	254,291	42.8	249,063	46.0	230,442	45.5	211,710	43.1	210,718	45.3
Commercial	50,719	8.5	41,999	7.8	21,397	4.2	20,620	4.2	20,569	4.4
Consumer	3,894	0.7	3,962	0.7	3,963	0.8	4,435	0.9	5,396	1.2
Municipal	55,777	9.4	31,350	5.8	36,419	7.2	40,480	8.3	34,091	7.3
Loans held for sale	7,947	1.3	7,803	1.5	5,635	1.1	10,743	2.2	3,840	0.8
Total loans	$594,562	100.0	$541,093	100.0	$506,141	100.0	$490,721	100.0	$464,953	100.0

The Company originates and sells qualified residential mortgage loans in various secondary market avenues, with a majority of sales made to the FHLMC/Freddie Mac. At December 31, 2017, the Company serviced a $670.8 million residential real estate mortgage portfolio, of which $7.9 million was held for sale and approximately $483.8 million was serviced for unaffiliated third parties. This compares to a residential real estate mortgage serviced portfolio of $616.1 million at December 31, 2016, of which $7.8 million was held for sale and approximately $435.6 million was serviced for unaffiliated third parties. Loans held for sale are accounted for at the lower of cost or fair value and are reviewed by management at least quarterly based on current market pricing.

The Company sold $122.0 million of qualified residential real estate loans originated during 2017 to the secondary market to mitigate long-term interest rate risk and to generate fee income, compared to sales of $135.3 million during 2016. The Company generally retains the servicing rights on sold residential mortgage loans. The Company originates and sells FHA, VA, and RD residential mortgage loans, and also has an Unconditional Direct Endorsement Approval from HUD which allows the Company to approve FHA loans originated in any of its Vermont or New Hampshire locations without needing prior HUD underwriting approval. The Company sells VA and FHA loans as originated with servicing released. Some of the government backed loans qualify for zero down payments without geographic or income restrictions. These loan products increase the Company's ability to serve the borrowing needs of residents in the communities we serve, including low and moderate income borrowers, while the government guaranty mitigates our exposure to credit risk.

The Company also originates commercial real estate and commercial loans under various SBA, USDA and State sponsored programs which provide a government agency guaranty for a portion of the loan amount. There was $4.6 million and $5.2 million guaranteed under these various programs at December 31, 2017 and 2016, respectively, on an aggregate balance of $5.9 million and $6.5 million in subject loans for the same time periods. The Company occasionally sells the guaranteed portion of a loan to other financial concerns and retains servicing rights, which generates fee income. There was $226 thousand and $251 thousand in commercial real estate and commercial loans sold during 2017 and 2016, respectively. The Company recognizes gains and losses on the sale of the principal portion of these loans as they occur.

The Company serviced $15.4 million and $16.4 million of commercial and commercial real estate loans for unaffiliated third parties as of December 31, 2017 and 2016, respectively. This includes $12.6 million and $12.9 million of commercial or commercial real estate loans the Company had participated out to other financial institutions at December 31, 2017 and 2016, respectively. These loans were participated in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.

As of December 31, 2017, total loans serviced had grown to $1.1 billion, which includes total loans on the balance sheet of $594.6 million as well as total loans sold with servicing retained of $499.2 million, compared to total loans serviced of $993.1 million as of December 31, 2016.

The Company capitalizes MSRs for all loans sold with servicing retained and recognizes gains and losses on the sale of the principal portion of these loans as they occur. The unamortized balance of MSRs on loans sold with servicing retained was $1.7 million as of December 31, 2017 and $1.6 million as of December 31, 2016, with an estimated market value in excess of the carrying value at both year ends. Management periodically evaluates and measures the servicing assets for impairment.

The following table breaks down by classification the contractual maturities of the gross loans held in portfolio and for sale as of December 31, 2017:

	Within 1 Year	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Fixed rate
Residential real estate	$922	$2,008	$91,316	$94,246
Construction real estate	19,983	375	5,081	25,439
Commercial real estate	1,114	16,205	16,891	34,210
Commercial	1,132	8,665	19,828	29,625
Consumer	2,168	1,526	160	3,854
Municipal	39,399	4,468	11,910	55,777
Total fixed rate	64,718	33,247	145,186	243,151
Variable rate
Residential real estate	1,855	2,016	88,829	92,700
Construction real estate	2,905	1,991	12,600	17,496
Commercial real estate	8,042	8,800	203,239	220,081
Commercial	12,860	3,432	4,802	21,094
Consumer	40	—	—	40
Total variable rate	25,702	16,239	309,470	351,411
	$90,420	$49,486	$454,656	$594,562
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
The following table details the composition of the Company's nonperforming assets as of December 31:

	2017	2016	2015	2014	2013
	(Dollars in thousands)
Nonaccrual loans	$1,191	$3,545	$2,521	$2,235	$1,434
Loans past due 90 days or more and still accruing interest	494	840	836	2,344	263
Total nonperforming loans	1,685	4,385	3,357	4,579	1,697
OREO	36	—	—	297	559
Total nonperforming assets	$1,721	$4,385	$3,357	$4,876	$2,256

Guarantees of U.S. or state government agencies on the above nonperforming loans	$131	$599	$291	$259	$19
TDR loans	$3,252	$3,419	$2,732	$1,691	$1,240
The following table shows trends of certain asset quality ratios monitored by Company's management at December 31:

	2017	2016	2015	2014	2013
Allowance for loan losses to loans not held for sale (1)	0.92%	0.98%	1.04%	0.98%	1.01%
Allowance for loan losses to nonperforming loans	320.95%	119.66%	154.93%	102.51%	273.84%
Nonperforming loans to total loans	0.28%	0.81%	0.66%	0.93%	0.36%
Nonperforming assets to total assets	0.23%	0.63%	0.53%	0.78%	0.39%
Delinquent loans (30 days to nonaccruing) to total loans	1.05%	1.55%	1.61%	2.20%	2.15%
Net charge-offs to average loans not held for sale	0.01%	0.02%	0.01%	0.06%	0.07%
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

Nonperforming loans at December 31, 2017 decreased $2.7 million, or 61.6%, and decreased as a percentage of assets from December 31, 2016, with the ALL as a percentage of nonperforming loans increasing from 119.66% to 320.95%. All other asset quality ratios have improved in comparison to December 31, 2016 and management considers the ratios to be at favorable levels. The Company's success at keeping the ratios at favorable levels is the result of continued focus on maintaining strict underwriting standards, as well as our practice, as a community bank, of actively working with troubled borrowers to resolve the borrower's delinquency, while maintaining the safe and sound credit practices of Union and safeguarding our strong capital position. There were no residential real estate loans in process of foreclosure at December 31, 2017. The aggregate interest on nonaccrual loans not recognized was $1.2 million for the year ended December 31, 2017, $1.3 million for the year ended December 31, 2016 and $1.2 million for the year ended December 31, 2015.

The Company had loans rated substandard that were on a performing status totaling $3.0 million at December 31, 2017 and $1.8 million at December 31, 2016. In management's view, such loans represent a higher degree of risk of becoming nonperforming loans in the future. While still on a performing status, in accordance with the Company's credit policy, loans are internally classified when a review indicates the existence of any of the following conditions, making the likelihood of collection questionable:

•	the financial condition of the borrower is unsatisfactory;

•	repayment terms have not been met;

•	the borrower has sustained losses that are sizable, either in absolute terms or relative to net worth;

•	confidence in the borrower's ability to repay is diminished;

•	loan covenants have been violated;

•	collateral is inadequate; or

•	other unfavorable factors are present.
Although management believes that the Company's nonperforming and internally classified loans are generally well-secured and that probable credit losses inherent in the loan portfolio are provided for in the Company's ALL, there can be no assurance that future deterioration in economic conditions and/or collateral values, or changes in other relevant factors will not result in future credit losses. The Company’s management is focused on the impact that the economy may have on its borrowers and closely monitors industry and geographic concentrations for evidence of financial problems. The past two winter seasons have brought cold temperatures and snowfall to the area, which appears to have had a positive impact after getting through a difficult 2015/2016 winter season. Improvement in local economic indicators have also been identified over the past year. The unemployment rate has stabilized in Vermont and was 2.8% for December 31, 2017 compared to 3.1% for December 31, 2016. The New Hampshire unemployment rate was 2.6% for December 31, 2017 and for December 31, 2016. These rates compare favorably with the nationwide rate of 4.1% and 4.7% for the comparable periods. Management will continue to monitor the national, regional and local economic environment and its impact on unemployment, business failures and real estate values in the Company’s market area.
On occasion, the Company acquires residential or commercial real estate properties through or in lieu of loan foreclosure. These properties are held for sale and are initially recorded as OREO at fair value less estimated selling costs at the date of the Company’s acquisition of the property, with fair value based on an appraisal for more significant properties and on a broker’s price opinion for less significant properties. Holding costs and declines in fair value of properties acquired are expensed as incurred. Declines in the fair value after acquisition of the property result in charges against income before tax. There were no such declines during 2017 and 2016. The Company evaluates each OREO property at least quarterly for changes in the fair value. The Company had one residential real estate property valued at $36 thousand classified as OREO at December 31, 2017 and no properties classified as OREO at December 31, 2016.

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

The following table reflects activity in the ALL for the years ended December 31:

	2017	2016	2015	2014	2013
	(Dollars in thousands)
Balance at the beginning of year	$5,247	$5,201	$4,694	$4,647	$4,657
Charge-offs	207	163	126	340	402
Recoveries	168	59	83	42	87
Net charge-offs	(39)	(104)	(43)	(298)	(315)
Provision for loan losses	200	150	550	345	305
Balance at the end of year	$5,408	$5,247	$5,201	$4,694	$4,647
Provision charged to income as a percent of average loans	0.04%	0.03%	0.11%	0.07%	0.07%

The following table (net of loans held for sale) shows the internal breakdown by risk component of the Company's ALL and the percentage of loans in each category to total loans in the respective portfolios at December 31:

	2017		2016		2015		2014		2013
	$	%	$	%	$	%	$	%	$	%
	(Dollars in thousands)
Residential real estate	$1,361	30.5	$1,399	32.4	$1,419	33.0	$1,330	34.5	$1,251	34.6
Construction real estate	488	7.3	391	6.4	514	8.6	439	7.8	390	6.7
Commercial real estate	2,707	43.4	2,687	46.7	2,792	46.0	2,417	44.1	2,644	45.7
Commercial	395	8.6	342	7.9	209	4.3	176	4.3	163	4.4
Consumer	30	0.7	26	0.7	28	0.8	27	0.9	23	1.2
Municipal	64	9.5	40	5.9	38	7.3	42	8.4	35	7.4
Unallocated	363	—	362	—	201	—	263	—	141	—
Total	$5,408	100.0	5,247	100.0	$5,201	100.0	$4,694	100.0	$4,647	100.0
There were no changes to the reserve factors assigned to any of the loan portfolios based on the qualitative factor reviews performed during 2017. Management of the Company believes, in its best estimate, that the ALL at December 31, 2017 is appropriate to cover probable credit losses inherent in the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the ALL at December 31, 2017. In addition, our banking regulators, as an integral part of their examination process, periodically review our ALL. Such agencies may require us to recognize adjustments to the ALL based on their judgments about information available to them at the time of their examination. A large adjustment to the ALL for losses in future periods may require increased provisions to replenish the ALL, which could negatively affect earnings. While the Company recognizes that economic slowdowns or financial and credit market turmoil may adversely impact its borrowers' financial performance and ultimately their ability to repay their loans, management continues to be cautiously optimistic about the collectability of the Company's loan portfolio.

Investment Activities. The investment portfolio is used to generate interest and dividend income, manage liquidity and mitigate interest rate sensitivity. At December 31, 2017, the fair value of investment securities AFS was $65.4 million, or 8.8% of total assets, compared to $65.6 million, or 9.5% of total assets at December 31, 2016. There were $1.0 million of investment securities classified as HTM at December 31, 2017 and 2016. The Company had no investments classified as trading as of either date. Investment securities classified as AFS are marked-to-market, with any unrealized gain or loss after estimated taxes charged to the equity portion of the balance sheet through the accumulated OCI component of stockholders' equity. The fair value of investment securities AFS at December 31, 2017 reflects a net unrealized loss of $381 thousand, compared to a net unrealized loss of $1.0 million at December 31, 2016.
At December 31, 2017, 75 debt securities had unrealized losses of $703 thousand, with aggregate depreciation of 1.05% from the Company's amortized cost basis. Securities are evaluated at least quarterly for OTTI and at December 31, 2017, in management's estimation no security was OTTI. Management's evaluation of OTTI is subject to risks and uncertainties and is intended to determine the appropriate amount and timing of recognition of any impairment charge. The assessment of whether such impairment for debt securities has occurred is based on management's best estimate of the cash flows expected to be collected at the individual security level. We regularly monitor our investment portfolio to ensure securities that may be OTTI are identified in a timely manner and that any impairment charge is recognized in the proper period and, with respect to debt securities, that the impairment is properly allocated between credit losses recognized in earnings and noncredit unrealized losses recognized in OCI. Further deterioration in credit quality, imbalances in liquidity in the financial marketplace or a quick rise in interest rates might adversely affect the fair value of the Company's investment portfolio and may increase the potential that certain unrealized losses will be designated as OTT in future periods, resulting in write-downs and related charges to earnings.
At December 31, 2017, the Company had no investments in a single company or entity (other than U.S. Government-sponsored enterprise securities) that had an aggregate book value in excess of 2% of our stockholders' equity. As of December 31, 2017, all MBS the Company owned were issued by the Government National Mortgage Association, Fannie Mae or the FHLMC/Freddie Mac. Although the Fannie Mae and Freddie Mac debt securities are not explicitly guaranteed by the federal government, one of the stated purposes of the U.S. Treasury's September, 2008 conservatorship and capital support of the two institutions was to stabilize the market in their debt securities, and that purpose was again evident in legislation passed by Congress in late 2009 which effectively lifted any dollar ceiling on the implicit U.S. Treasury guaranty of Fannie Mae and Freddie Mac debt securities.
The following tables show as of December 31, the amortized cost, fair value and weighted average yield on a tax equivalent basis of the Company's investment debt securities portfolio maturing within the stated periods:

	December 31, 2017			Maturities
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Amortized Cost	Weighted Average Yield
Investment securities available-for-sale:	(Dollars in thousands)
U.S. Government-sponsored enterprises	$—	$—	$2,756	$5,049	$7,805	2.33%
Agency MBS	—	907	737	26,734	28,378	2.57%
State and political subdivisions	—	3,818	9,690	11,196	24,704	2.48%
Corporate debt	—	—	4,412	—	4,412	3.27%
Investment securities held-to-maturity:
U.S. Government-sponsored enterprises	1,000	—	—	—	1,000	0.95%
Total investment debt securities	$1,000	$4,725	$17,595	$42,979	$66,299	2.53%

Fair value	$999	$4,777	$17,571	$42,570	$65,917

Weighted average yield	1.00%	2.64%	2.63%	2.52%	2.53%

	December 31, 2016			Maturities
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Amortized Cost	Weighted Average Yield
Investment securities available-for-sale:	(Dollars in thousands)
U.S. Government-sponsored enterprises	$—	$500	$3,290	$6,431	$10,221	1.94%
Agency MBS	—	1,836	498	15,949	18,283	1.97%
State and political subdivisions	627	3,298	13,064	10,920	27,909	2.54%
Corporate debt	—	2,036	7,709	—	9,745	3.02%
Investment securities held-to-maturity:
U.S. Government-sponsored enterprises	—	999	—	—	999	0.95%
Total investment debt securities	$627	$8,669	$24,561	$33,300	$67,157	2.34%

Fair value	$631	$8,738	$24,262	$32,521	$66,152

Weighted average yield	3.63%	2.34%	2.65%	2.09%	2.34%

	December 31, 2015			Maturities
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Amortized Cost	Weighted Average Yield
Investment securities available-for-sale:	(Dollars in thousands)
U.S. Government-sponsored enterprises	$—	$—	$2,803	$8,002	$10,805	2.14%
Agency MBS	—	1,875	498	8,710	11,083	2.17%
State and political subdivisions	360	3,014	10,980	5,299	19,653	2.81%
Corporate debt	—	1,508	10,758	—	12,266	2.83%
Investment securities held-to-maturity:
U.S. Government-sponsored enterprises	—	998	1,000	3,219	5,217	1.95%
Total investment debt securities	$360	$7,395	$26,039	$25,230	$59,024	2.32%

Fair value	$360	$7,444	$26,017	$25,060	$58,881

Weighted average yield	3.71%	2.25%	2.69%	2.35%	2.50%
The tables above exclude mutual fund securities with a book and fair value of $521 thousand at December 31, 2017, $403 thousand at December 31, 2016 and $345 thousand at December 31, 2015.

Federal Home Loan Bank of Boston Stock. Union is a member of the FHLB, with an investment of $2.3 million in its Class B common stock at December 31, 2017 and December 31, 2016. The Class B common stock has a five year notice requirement for redemption and there is no guarantee of future redemption. Also, there is the possibility of future capital calls by the FHLB on member banks to ensure compliance with its capital plan. Union's investment in FHLB stock is carried in Other assets at cost and is nonmarketable. Similar to evaluating investment securities for OTTI, the Company has evaluated its investment in the FHLB. The FHLB remains in compliance with all regulatory capital ratios as of December 31, 2017 and 2016. Management's most recent evaluation of the Company's holdings of FHLB common stock concluded that the investment was not impaired at December 31, 2017.

Deposits. The following table shows information concerning the Company's average deposits by account type and the weighted average nominal rates at which interest was paid on such deposits for the years ended December 31:

	2017			2016			2015
	Average Balance	Percent of Total Deposits	Average Rate Paid	Average Balance	Percent of Total Deposits	Average Rate Paid	Average Balance	Percent of Total Deposits	Average Rate Paid
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$112,914	19.0	—	$105,596	18.7	—	$96,994	17.8	—
Interest bearing checking accounts	147,677	24.9	0.14%	128,977	22.8	0.09%	118,344	21.7	0.08%
Money market accounts	131,008	22.0	0.53%	110,938	19.6	0.35%	100,128	18.4	0.19%
Savings accounts	98,930	16.6	0.15%	93,118	16.5	0.15%	87,551	16.1	0.15%
Total nontime deposits	490,529	82.5	0.21%	438,629	77.6	0.15%	403,017	74.0	0.10%
Time deposits:
Less than $100,000	61,787	10.4	0.65%	63,720	11.3	0.66%	64,254	11.8	0.67%
$100,000 and over	41,976	7.1	0.72%	62,528	11.1	0.90%	77,327	14.2	1.08%
Total time deposits	103,763	17.5	0.69%	126,248	22.4	0.77%	141,581	26.0	0.89%
Total deposits	$594,292	100.0	0.30%	$564,877	100.0	0.29%	$544,598	100.0	0.31%

The Company participates in CDARS, which permits the Company to offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants. CDARS also provides the Company with an additional source of funding and liquidity through the purchase of deposits. There were $11.5 million of time deposits of $250,000 or less on the balance sheet at December 31, 2017, $10.9 million at December 31, 2016 and $11.2 million at December 31, 2015, which were exchanged with other CDARS participants and are therefore considered for certain regulatory purposes to be “brokered” deposits. There were no purchased CDARS deposits at December 31, 2017 or December 31, 2016.

The Company also participates in the ICS program, a service through which Union can offer its customers a savings product with access to unlimited FDIC insurance, while receiving reciprocal deposits from other banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of savings deposits through ICS provides full deposit insurance coverage for the customer, thereby helping Union to retain the full amount of the deposit on its balance sheet. As with the CDARS program, in addition to reciprocal deposits, participating banks may also purchase one-way ICS deposits. During the third quarter of 2016, Union began offering an ICS money market account to its municipal and commercial customers. Several municipal customers began utilizing this account and as monies in time deposits matured they were placed into these money market accounts. There were $67.0 million in ICS money market deposits on the balance sheet at December 31, 2017, $52.6 million at December 31, 2016 and $2.1 million at December 31, 2015. As a result, an increase in the average balance and rate paid on total non-time deposit accounts occurred during the year ended December 31, 2017 with corresponding decreases in time deposits $100,000 and over. There were no purchased ICS deposits at December 31, 2017 or December 31, 2016.

At December 31, 2017, there was $2.0 million in retail brokered deposits issued under master certificates of deposit to a deposit broker for the purpose of providing a supplemental source of funding and liquidity. These deposits will mature in $1.0 million increments in each of the next two years. There were $3.0 million of retail brokered deposits at December 31, 2016.

Deposits grew $49.9 million, or 8.4%, from $597.7 million at December 31, 2016 to $647.6 million at December 31, 2017. Total average deposits grew $29.4 million, or 5.2%, between years with average nontime deposits growing $51.9 million, or 11.8%, and average time deposits decreasing $22.5 million, or 17.8%, during the same time frame. These changes are primarily the result of the third quarter 2016 shift in municipal deposit funds from time deposits to the fully insured ICS money market product.

A provision of the Dodd-Frank Act permanently raised FDIC deposit insurance coverage to $250 thousand per depositor per insured depository institution for each account ownership category. At December 31, 2017, the Company had deposit accounts with less than $250 thousand totaling $478.8 million, or 73.9% of its deposits, with FDIC insurance protection. An additional $3.1 million of municipal deposits were over the FDIC insurance coverage limit at December 31, 2017 and were collateralized by Union under applicable state regulations by investment securities or loans.

The following table provides a maturity distribution of the Company’s time deposits in denominations of $100 thousand or more at December 31:

	2017	2016
	(Dollars in thousands)
Three months or less	$5,345	$5,202
Over three months through six months	9,752	9,927
Over six months through twelve months	13,737	12,051
Over twelve months	12,348	13,401
	$41,182	$40,581

Borrowings. Advances from the FHLB are another key source of funds to support earning assets. These funds are also used to manage the Bank's interest rate and liquidity risk exposures. The Company's borrowed funds at December 31, 2017 were comprised of borrowings from the FHLB of $30.2 million, at a weighted average rate of 1.42%, and overnight secured customer repurchase agreement sweeps of $1.4 million, at a weighted average rate of 0.25%. At December 31, 2016, borrowed funds were comprised of FHLB advances of $30.5 million, at a weighted average rate of 1.42%, and overnight secured customer repurchase agreement sweeps of $1.1 million, at a weighted average rate of 0.23%. The maximum borrowings outstanding on overnight secured customer repurchase agreement sweeps was $4.9 million and $4.4 million during 2017 and 2016, respectively. The Company had no overnight federal funds purchased on December 31, 2017 or 2016. Average borrowings outstanding for 2017 were $35.2 million, compared to average borrowings outstanding for 2016 of $27.6 million, with the weighted average interest rate on the Company's borrowings dropping from 1.57% for 2016 to 1.36% for 2017.

During 2017, a separate agreement was established with the FHLB where the Company has the authority, up to its available borrowing capacity, to collateralize public unit deposits with letters of credit issued by the FHLB. At December 31, 2017, FHLB letters of credit in the amount of $29.6 million were utilized as collateral for these deposits. There were no FHLB letters of credit utilized as collateral for public unit deposits at December 31, 2016.

Liability for Pension Benefits. On October 5, 2012, the Company closed its defined benefit Pension Plan to new participants and froze the accrual of additional retirement benefits for current participants. On October 18, 2017, the Company's Board of Directors voted to terminate Union Bank’s Defined Benefit Pension Plan. In order to settle the liabilities under the Plan, the Company will offer participants the option to receive an annuity purchased from an insurance carrier, a lump-sum cash payment, or a direct rollover into a qualifying retirement plan. An estimated $1.1 million will be contributed to the Plan by the Company during 2018 to cover the lump-sum payments and annuity purchases. The final contribution is subject to a number of factors, including changes in interest rates and the exact proportion of the participants electing a lump-sum distribution versus an annuity. At this time, the Company estimates a $3.2 million reduction in net income will be recorded in the fourth quarter of 2018 as a result of the settlement of Plan assets and liabilities. The Company anticipates completing the transfer of all liabilities and administrative responsibilities under the Plan by December 31, 2018. Once the process is complete, the Company will no longer have any remaining defined benefit pension plan obligations and thus no periodic pension expense.
The Plan net liability increased from $1.1 million as of December 31, 2016 to $2.3 million as of December 31, 2017, which reflected a $750 thousand contribution to the Plan during 2017, partially offset by the negative effects of the decrease in the discount rate from 3.99% in 2016 to 3.52% in 2017 and to a lesser extent, poorer than expected investment performance experienced during 2017. Offsetting the pension liability at December 31, 2017, the Company had deferred tax assets of $1.3 million, and Accumulated other comprehensive loss, net of tax, of $4.8 million. The Accumulated other comprehensive loss has no impact on regulatory capital amounts or ratios or the Company's legal lending limit.
Weighted average assumptions used to determine net periodic pension benefit for the years ended December 31, 2017 and 2016 were a discount rate of 3.99% and 4.17%, respectively, no rate of compensation increase for 2017 or 2016 and an expected long-term rate of return on plan assets of 6.75% for both years. Note 14 to the consolidated financial statements includes further discussion and information on the Company's employee benefits.
There was no minimum required contribution to the Plan under the ERISA guidelines for 2017 or 2016.
The Company's defined pension benefit obligation and net periodic benefit cost are actuarially determined based on assumptions regarding the appropriate discount rate, current and expected future return on Plan assets, and anticipated mortality rates. While a change in any of the assumptions would have an impact on the Company's financial condition and future results of operations, a change in the discount rate and future rate of return on Plan assets could be material. A discount rate is used both to determine the present value of future benefit obligations and the net periodic benefit. The expected rate of return on Plan assets is only used to determine net periodic benefit. Termination of the Plan and final settlement of Plan obligations during 2018 will eliminate these inherent uncertainties of pension plan accounting for the Company beginning in 2019.
The 2017 pension benefit obligation discount rate utilized is based on the Plan's expected benefit payment stream utilizing December 2017 benchmark pension liability index yield curve spot rates. The discount rate at December 31, 2017 was 3.52%, down from 3.99% at December 31, 2016 and reflecting the increase in long-term rates between years.
The investment philosophy for the Plan is to prudently invest Plan assets and future contributions received in a diversified manner that will increase the value of assets to equal or exceed the present value of the liabilities, while controlling volatility within asset allocation guidelines, to grow the Plan funding level such that investment risk can be progressively reduced, and to provide sufficient liquidity to meet anticipated cash needs. The allocation of Plan assets has changed as a result of terminating the Plan. In order to target the termination liability, the plan assets have been redistributed between liability matching assets and cash and cash equivalents. The expected rate of return on plan assets is 6.00% return balanced by our discount rate of 3.52%.

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

The following table details the contractual or notional amount of financial instruments that represented credit risk at December 31, 2017:

	Contract or Notional Amount
	2018	2019	2020	2021	2022	Thereafter	Total
	(Dollars in thousands)
Commitments to originate loans	$25,394	$—	$—	$—	$—	$—	$25,394
Unused lines of credit	77,837	7,252	509	93	182	33	85,906
Standby letters of credit	1,780	205	54	—	25	—	2,064
Credit card arrangement	1,326	—	—	—	—	—	1,326
FHLB MPF credit enhancement obligation, net	640	—	—	—	—	—	640
Commitment to purchase investment in a real estate limited partnership	1,068	402	—	—	—	—	1,470
Contract commitment for renovation project	662	—	—	—	—	—	662
Total	$108,707	$7,859	$563	$93	$207	$33	$117,462
Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have a fixed expiration date or other termination clause and may require payment of a fee. The unused lines of credit total includes $11.1 million of lines available under the overdraft privilege program and is included in the 2018 funding period. Approximately $20.5 million of the unused lines of credit relate to real estate construction loans that are expected to fund within the next twelve months. The remaining lines primarily relate to revolving lines of credit for other real estate or commercial loans. Since many of the loan commitments are expected to expire without being drawn upon and not all credit lines will be utilized, the total commitment amounts do not necessarily represent future cash requirements. Lines of credit incur seasonal volume fluctuations due to the nature of some customers' businesses, such as tourism and maple syrup products production.

Unused lines of credit increased $9.4 million, or 12.2%, from $76.5 million at December 31, 2016 to $85.9 million at December 31, 2017. Some of the larger lines have underlying participation agreements in place with other financial institutions in order to permit the Company to support the credit needs of larger dollar borrowers without bearing all the credit risk in the Company's balance sheet. Commitments to originate loans decreased $6.0 million, or 19.1%, from $31.4 million at December 31, 2016 to $25.4 million at December 31, 2017.

The Company may, from time-to-time, enter into commitments to purchase, participate or sell loans, securities, certificates of deposit, or other investment instruments which involve market and interest rate risk. At December 31, 2017, the Company had binding loan commitments to sell residential mortgage loans at fixed rates totaling $4.2 million.

The Company sells 1-4 family residential mortgage loans under the MPF loss-sharing program with FHLB, when management believes it is economically advantageous to do so. Under this program the Company shares in the credit risk of each mortgage, while receiving fee income in return. The Company is responsible for a Credit Enhancement Obligation based on the credit quality of these loans. FHLB funds a first loss account based on the Company's outstanding MPF mortgage balances. This creates a laddered approach to sharing in any losses. In the event of default, homeowner's equity and private mortgage insurance, if any, are the first sources of repayment; the FHLB first loss account funds are then utilized, followed by the member's Credit Enhancement Obligation, with the balance the responsibility of FHLB. These loans must meet specific underwriting standards of the FHLB. As of December 31, 2017, the Company had $28.1 million in loans sold through the MPF program with an outstanding balance of $14.7 million and a contract for the potential delivery of an additional $8.9 million of future loan sales. The volume of loans sold to the MPF program and the corresponding Credit Enhancement Obligation are closely monitored by management. As of December 31, 2017, the notional amount of the maximum contingent contractual liability related to this program was $665 thousand, of which $25 thousand was recorded as a reserve through Other liabilities. Since inception of the Company's MPF participation in 2015, the Company has not experienced any losses under this program.

Contractual Obligations. The Company and Union have various financial obligations, including contractual obligations that may require future cash payments. The following table presents, as of December 31, 2017, significant fixed and determinable contractual obligations to third parties by payment date:

	Payments Due By Period
	Less than 1 year	2 & 3 years	4 & 5 years	Thereafter	Total
	(Dollars in thousands)
Operating lease commitments	$134	$151	$64	$—	$349
Contractual payments on borrowed funds (1)	21,130	10,287	164	—	31,581
Deposits without stated maturity (1) (2)	546,445	—	—	—	546,445
Certificates of deposit (1) (2) (3)	62,544	28,419	10,166	—	101,129
Deferred compensation payouts (4)	194	83	90	227	594
Total	$630,447	$38,940	$10,484	$227	$680,098
____________________

(1)	The amounts exclude interest payable, as such amounts other than $97 thousand in accrued interest payable at December 31, 2017 are not able to be estimated at this time.

(2)
While Union has a contractual obligation to depositors should they wish to withdraw all or some of the funds on deposit, management believes, based on historical analysis as well as current conditions in the financial markets, that the majority of these deposits will remain on deposit for the foreseeable future.

(3)
The amounts include $2.0 million in retail brokered deposits issued under master certificates of deposit to a deposit broker. These deposits mature in $1.0 million increments in each of the next two years.

(4)	The amounts exclude $456 thousand in benefit payments, where the payment period begins at the individual's retirement which is not determinable at this time.
Union is required (as are all banks) to maintain vault cash or a noninterest bearing reserve balance as established by Federal Reserve regulations. The Bank’s average total required reserve for the 14 day maintenance period that included December 31, 2017 was $1.4 million, which was satisfied by vault cash.

Liquidity. Liquidity is a measurement of the Company’s ability to meet potential cash requirements, including ongoing commitments to fund deposit withdrawals, repay borrowings, fund investment and lending activities, and for other general business purposes. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. The Company’s principal sources of funds are deposits; amortization, prepayment and maturity of loans, investment securities, interest bearing deposits and other short-term investments; sales of securities and loans AFS; earnings; and funds provided from operations. Contractual principal repayments on loans are a relatively predictable source of funds; however, deposit flows and loan and investment prepayments can be significantly influenced by market interest rates, economic conditions, and rates offered by our competitors. Managing liquidity risk is essential to maintaining both depositor confidence and earnings stability.
At December 31, 2017, Union, as a member of FHLB, had access to unused lines of credit of $39.8 million, over and above the $60.8 million in borrowings and other credit subject to collateralization, with the purchase of required FHLB Class B common stock and evaluation by the FHLB of the underlying collateral available. This line of credit can be used for either short or long-term liquidity or other needs.
Union also maintains an IDEAL Way Line of Credit with the FHLB. The total line available was $551 thousand at December 31, 2017. There were no borrowings against this line of credit as of such date. Interest on these borrowings is chargeable at a rate determined by the FHLB and payable monthly. Should Union utilize this line of credit, qualified portions of the loan and investment portfolios would collateralize these borrowings.
In addition to its borrowing arrangements with the FHLB, Union maintains a pre-approved federal funds line of credit totaling $10.0 million with an upstream correspondent bank and one-way buy options with CDARS and ICS as well as access to the FRB discount window, which would require pledging of qualified assets. Core deposits are the lowest cost of funds the Company has access to but these deposits may not be sufficient to cover the on balance sheet liquidity needs which makes using these other sources necessary. In an attempt to control the cost of these other funding sources, an agreement was entered into with Promontory Interfinancial Network that locks in the cost of funds on purchased ICS deposits at 10 basis points over the federal funds rate for a period of one year. At December 31, 2017 there were no purchased ICS deposits under this agreement, no purchased CDARS deposits, and no outstanding advances on the federal funds line or at the discount window.

Union's investment and residential loan portfolios provide a significant amount of contingent liquidity that could be accessed in a reasonable time period through sales of those portfolios. We also have additional contingent liquidity sources with access to the brokered deposit market and the FRB discount window. These sources are considered as liquidity alternatives in our contingent liquidity plan. At December 31, 2017, there was $2.0 million in retail brokered deposits issued under master certificates of deposit to a deposit broker. Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. However, any projections of future cash needs and flows are subject to substantial uncertainty, including factors outside the Company's control.

Capital Resources. Capital management is designed to maintain an optimum level of capital in a cost-effective structure that meets target regulatory ratios, supports management’s internal assessment of economic capital, funds the Company’s business strategies and builds long-term stockholder value. Dividends are generally in line with long-term trends in earnings per share and conservative earnings projections, while sufficient profits are retained to support anticipated business growth, fund strategic investments, maintain required regulatory capital levels and provide continued support for deposits. The Company and Union continue to satisfy all capital adequacy requirements to which they are subject and Union is considered well capitalized under the Prompt Corrective Action framework. The Company continues to evaluate growth opportunities both through internal growth or potential acquisitions. The dividend payouts and stock repurchases during the last few years reflect the Board’s desire to utilize our capital for the benefit of the stockholders.
Stockholders’ equity increased from $56.3 million at December 31, 2016 to $58.7 million at December 31, 2017, reflecting net income of $8.4 million for 2017, an increase of $104 thousand from stock based compensation, a $25 thousand increase due to the issuance of common stock under the DRIP and a $19 thousand increase due to the issuance of 1,000 shares of common stock resulting from the exercise of incentive stock options. These increases were partially offset by cash dividends paid of $5.2 million, a net decrease in accumulated OCI of $979 thousand attributable to the unfunded pension liability and investment securities AFS, and stock repurchases of $60 thousand.
The Company has 7,500,000 shares of $2.00 par value common stock authorized. As of December 31, 2017, the Company had 4,940,961 shares issued, of which 4,465,576 were outstanding and 475,385 were held in treasury. Effective May 21, 2014 upon approval by the stockholders, the Company adopted the 2014 Equity Plan which replaced the 2008 ISO Plan. As of December 31, 2017, there were outstanding employee incentive stock options with respect to 3,000 shares granted under the 2008 ISO Plan, all of which were exercisable, and outstanding employee incentive stock options with respect to 4,500 shares granted under the 2014 Equity Plan, all of which were exercisable. Also, as of December 31, 2017, there were outstanding RSUs with respect to 730 shares granted in 2015 and RSUs with respect to 2,026 shares granted in 2016 as to which vesting requirements had not yet been met.
In January 2018, the Company's Board reauthorized the limited stock repurchase plan that was established in May of 2010. The limited stock repurchase plan allows the repurchase of up to a fixed number of shares of the Company's common stock each calendar quarter in open market purchases or privately negotiated transactions, as management may deem advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase program expired on December 31, 2017, and was reauthorized in January 2018 for another year, with 2,500 shares authorized for repurchase per quarter. During 2017, the Company repurchased 1,430 shares under the program at a total cost of $60 thousand. Since inception, as of December 31, 2017, the Company had repurchased 15,184 shares under this program, for a total cost of $351 thousand.
During 2016, the Company adopted the DRIP whereby registered stockholders may elect to reinvest cash dividends and optional cash contributions to purchase additional shares of the Company's common stock. The Company has reserved 200,000 shares of its common stock for issuance and sale under the DRIP. As of December 31, 2017, 877 shares of stock had been issued from treasury stock since inception of the DRIP, including 562 shares in 2017.
The Company's total capital to risk weighted assets increased to 13.7% at December 31, 2017, from 13.3% at December 31, 2016. Tier I capital to risk weighted assets increased to 12.6% at December 31, 2017, from 12.2% at December 31, 2016 and Tier I capital to average assets increased to 8.5% at December 31, 2017 from 8.4% at December 31, 2016. Union is categorized as well capitalized under the Prompt Corrective Action regulatory framework and the Company is well over the minimum capital adequacy requirements. The Company's December 31, 2017 capital adequacy was determined based on the BASEL III requirements, which took effect on January 1, 2015 and will be fully phased in on January 1, 2019. The Company's evaluation indicates it would satisfy all capital adequacy requirements as fully phased in. See Note 21 for additional discussion of BASEL III. The Company remains focused on long-term growth and above-average shareholder return. It has become more important than ever in today's economic environment for banks to ensure and plan ahead to maintain strong capital reserves.

Regulatory Matters. The Company and Union are subject to periodic examinations by the various regulatory agencies. These examinations include, but are not limited to, procedures designed to review lending practices, risk management, credit quality, liquidity, compliance and capital adequacy. In May of 2017, the FDIC performed its regular, periodic safety and soundness examination of Union. In February of 2017, the FDIC performed its regular periodic compliance examination of Union. In September of 2017, the FRB performed its regular, periodic examination of the Company. During 2015, the Vermont Department

of Financial Regulation performed a regular safety and soundness examination of Union. No comments were received that would have a material adverse effect on the Company’s or Union’s liquidity, financial position, capital resources, or results of operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market Risk and Interest Rate Risk. Market risk is the potential of loss in a financial instrument arising from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company did not have any trading securities during 2017 and 2016. The Company’s market risk arises primarily from interest rate risk inherent in its lending, investing, deposit taking and borrowing activities. Management of interest rate risk is an important component of our asset and liability management process, which is governed by established policies that are reviewed and approved annually. Our investment policy details the types of securities that may be purchased, and establishes portfolio limits and maturity limits for the various sectors. Our investment policy also establishes specific investment quality limits. The ALCO develops guidelines and strategies impacting our asset and liability management-related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. Members of the ALCO also manage the investment portfolio to maximize net interest income while mitigating market and interest rate risk.
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
An outside consultant is utilized to perform rate shocks of our balance sheet to assess our risk to earnings in different interest rate environments, and to perform a variety of other analyses. The consultant’s most recent analysis was as of December 31, 2017. The base simulation assumed no changes in rates, as well as 200 and 300 basis point rising interest rate scenarios which assume a parallel shift of the yield curve over a one-year period, and no growth assumptions. A summary of the results is as follows:

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

The net interest income simulation as of December 31, 2017 showed that the change in net interest income for the next 12 months from our expected or “most likely” forecast was as follows:

Rate Change	Percent Change in Net Interest Income Limit	Percent Change in Net Interest Income
Up 300 basis points	(21.00)%	13.30%
Up 200 basis points	(14.00)%	9.50%
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
The following table shows the Company's rate sensitivity analysis as of December 31, 2017:

	Cumulative repriced within
	3 Months or Less	4 to 12 Months	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
Interest sensitive assets:	(Dollars in thousands, by repricing date)
Overnight deposits	$34,651	$—	$—	$—	$—	$34,651
Interest bearing deposits in banks	1,494	1,543	3,485	2,490	340	9,352
Investment securities (1)(3)	8,777	3,122	13,020	11,760	29,239	65,918
Nonmarketable securities	—	—	—	—	2,331	2,331
Loans and loans held for sale (2)(3)	159,036	141,092	148,187	79,355	67,687	595,357
Total interest sensitive assets	$203,958	$145,757	$164,692	$93,605	$99,597	$707,609
Interest sensitive liabilities:
Time deposits	$14,918	$47,860	$28,184	$10,167	$—	$101,129
Money markets	154,256	—	—	—	—	154,256
Regular savings	—	—	—	—	101,369	101,369
Interest bearing checking	50,440	—	—	—	112,556	162,996
Borrowed funds	20,182	947	10,288	164	—	31,581
Total interest sensitive liabilities	$239,796	$48,807	$38,472	$10,331	$213,925	$551,331
Net interest rate sensitivity gap	$(35,838)	$96,950	$126,220	$83,274	$(114,328)	$156,278
Cumulative net interest rate sensitivity gap	$(35,838)	$61,112	$187,332	$270,606	$156,278
Cumulative net interest rate sensitivity gap as a percentage of total assets	(4.8)%	8.2%	25.1%	36.3%	21.0%
Cumulative net interest rate sensitivity gap as a percentage of total interest sensitive assets	(5.1)%	8.6%	26.5%	38.2%	22.1%
Cumulative net interest rate sensitivity gap as a percentage of total interest sensitive liabilities	(6.5)%	11.1%	34.0%	49.1%	28.3%

____________________

(1)	Investment securities exclude mutual funds with a fair value of $521 thousand at December 31, 2017 that may be sold by the Company at any time.

(2)	Balances shown include deferred unamortized loan costs of $795 thousand.

(3)	Reflects estimated repayment assumptions considered in Asset/Liability model.

Impact of Inflation and Changing Prices. The Company's consolidated financial statements have been prepared in accordance with GAAP, which allows for the measurement of financial position and results of operations in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Banks have asset and liability structures that are essentially monetary in nature, and their general and administrative costs constitute relatively small percentages of total expenses. Thus, increases in the general price levels for goods and services have a relatively minor effect on the Company's total expenses but could have an impact on our loan customers' financial condition. Interest rates have a more significant impact on the Company's financial performance than the effect of general inflation. The target federal funds rate has increased five times since December 2015, which has resulted in an increase in the U.S prime rate to 4.50% as of December 31, 2017. These increases in rates have had a positive impact on the Company's net interest income for the years ended December 31, 2017. The FRB has not stated rates would increase in 2018 but comments suggest increases throughout 2018 could occur. Through December 31, 2017 the increase in the target federal funds rate have not had a direct impact on the rates paid on customer deposit accounts. Further increases in the target federal funds rate in 2018 may result in the need to increase rates paid on deposit accounts in order to remain competitive in the market place. These market rates are out of the Company's control but have a dramatic impact on net interest income. For further details on the impact rising rates could have on the Company's net interest income see Market Risk and Interest Rate Risk above.
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

Item 8. Financial Statements and Supplementary Data
UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2017 and 2016

	2017	2016
Assets	(Dollars in thousands)
Cash and due from banks	$3,857	$4,272
Federal funds sold and overnight deposits	34,651	35,003
Cash and cash equivalents	38,508	39,275
Interest bearing deposits in banks	9,352	9,504
Investment securities available-for-sale	65,439	65,556
Investment securities held-to-maturity (fair value $999 thousand at December 31, 2017 and December 31, 2016)	1,000	999
Loans held for sale	7,947	7,803
Loans	586,615	533,290
Allowance for loan losses	(5,408)	(5,247)
Net deferred loan costs	795	649
Net loans	582,002	528,692
Accrued interest receivable	2,500	2,259
Premises and equipment, net	14,255	13,525
Core deposit intangible	583	754
Goodwill	2,223	2,223
Investment in real estate limited partnerships	3,166	2,783
Company-owned life insurance	8,861	8,617
Other assets	9,995	9,391
Total assets	$745,831	$691,381
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$127,824	$112,384
Interest bearing	418,621	382,083
Time	101,129	103,193
Total deposits	647,574	597,660
Borrowed funds	31,581	31,595
Accrued interest and other liabilities	8,015	5,847
Total liabilities	687,170	635,102
Commitments and Contingencies (Notes 8, 14, 15, 17, 18 and 21)
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,940,961 shares issued at December 31, 2017 and 4,936,652 shares issued at December 31, 2016	9,882	9,874
Additional-paid-in capital	755	620
Retained earnings	57,197	53,086
Treasury stock at cost; 475,385 shares at December 31, 2017 and 474,517 shares at December 31, 2016	(4,077)	(4,022)
Accumulated other comprehensive loss	(5,096)	(3,279)
Total stockholders' equity	58,661	56,279
Total liabilities and stockholders' equity	$745,831	$691,381
See accompanying notes to consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
Interest and dividend income	(Dollars in thousands, except per share data)
Interest and fees on loans	$26,978	$25,056	$23,531
Interest on debt securities:
Taxable	977	885	950
Tax exempt	634	589	436
Dividends	167	95	43
Interest on federal funds sold and overnight deposits	114	51	15
Interest on interest bearing deposits in banks	147	160	169
Total interest and dividend income	29,017	26,836	25,144
Interest expense
Interest on deposits	1,771	1,622	1,682
Interest on short-term borrowed funds	12	8	9
Interest on long-term borrowed funds	472	431	334
Total interest expense	2,255	2,061	2,025
Net interest income	26,762	24,775	23,119
Provision for loan losses	200	150	550
Net interest income after provision for loan losses	26,562	24,625	22,569
Noninterest income
Trust income	739	737	719
Service fees	5,951	5,871	5,568
Net gains on sales of investment securities available-for-sale	17	71	53
Net gains on sales of loans held for sale	2,303	2,898	2,871
Other income	385	563	581
Total noninterest income	9,395	10,140	9,792
Noninterest expenses
Salaries and wages	10,257	10,203	9,517
Pension and other employee benefits	3,708	3,525	2,977
Occupancy expense, net	1,415	1,263	1,279
Equipment expense	2,208	2,115	1,875
Other expenses	6,317	6,550	6,172
Total noninterest expenses	23,905	23,656	21,820
Income before provision for income taxes	12,052	11,109	10,541
Provision for income taxes	3,603	2,598	2,663
Net income	$8,449	$8,511	$7,878

Earnings per common share	$1.89	$1.91	$1.77
Dividends per common share	$1.16	$1.11	$1.08

See accompanying notes to consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
	(Dollars in thousands)
Net income	$8,449	$8,511	$7,878
Other comprehensive loss, net of tax:
Investment securities available-for-sale:
Net unrealized holding gains (losses) arising during the year on investment securities available-for-sale	423	(590)	(184)
Reclassification adjustment for net gains on investment securities available-for-sale realized in net income	(11)	(47)	(35)
Total	412	(637)	(219)
Defined benefit pension plan:
Net actuarial loss arising during the year	(1,525)	(449)	(740)
Reclassification adjustment for amortization of net actuarial loss realized in net income	134	109	37
Total	(1,391)	(340)	(703)
Total other comprehensive loss	(979)	(977)	(922)
Total comprehensive income	$7,470	$7,534	$6,956

See accompanying notes to consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2017, 2016 and 2015

	Common Stock
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances, December 31, 2014	4,458,430	$9,859	$418	$46,462	$(3,925)	$(1,380)	$51,434
Net income	—	—	—	7,878	—	—	7,878
Other comprehensive loss	—	—	—	—	—	(922)	(922)
Cash dividends declared ($1.08 per share)	—	—	—	(4,816)	—	—	(4,816)
Stock based compensation expense	—	—	35	—	—	—	35
Exercise of stock options	2,500	5	48	—	—	—	53
Purchase of treasury stock	(3,753)	—	—	—	(94)	—	(94)
Balances, December 31, 2015	4,457,177	9,864	501	49,524	(4,019)	(2,302)	53,568
Net income	—	—	—	8,511	—	—	8,511
Other comprehensive loss	—	—	—	—	—	(977)	(977)
Dividend reinvestment plan	315	—	7	—	3	—	10
Cash dividends declared ($1.11 per share)	—	—	—	(4,949)	—	—	(4,949)
Stock based compensation expense	2,356	5	61	—	—	—	66
Exercise of stock options	2,500	5	51	—	—	—	56
Purchase of treasury stock	(213)	—	—	—	(6)	—	(6)
Balances, December 31, 2016	4,462,135	9,874	620	53,086	(4,022)	(3,279)	56,279
Net income	—	—	—	8,449	—	—	8,449
Other comprehensive loss	—	—	—	—	—	(979)	(979)
Reclassification adjustment for effect of enacted tax law changes	—	—	—	838	—	(838)	—
Dividend reinvestment plan	562	—	20	—	5	—	25
Cash dividends declared ($1.16 per share)	—	—	—	(5,176)	—	—	(5,176)
Stock based compensation expense	3,309	6	98	—	—	—	104
Exercise of stock options	1,000	2	17	—	—	—	19
Purchase of treasury stock	(1,430)	—	—	—	(60)	—	(60)
Balances, December 31, 2017	4,465,576	$9,882	$755	$57,197	$(4,077)	$(5,096)	$58,661

See accompanying notes to consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
Cash Flows From Operating Activities	(Dollars in thousands)
Net income	$8,449	$8,511	$7,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,223	1,255	1,080
Provision for loan losses	200	150	550
Deferred income tax provision	993	566	341
Net amortization of investment securities	423	384	214
Equity in losses of limited partnerships	627	565	484
Stock based compensation expense	104	66	35
Net increase in unamortized loan costs	(146)	(134)	(160)
Proceeds from sales of loans held for sale	124,514	138,443	134,578
Origination of loans held for sale	(122,355)	(137,713)	(126,599)
Net gains on sales of loans held for sale	(2,303)	(2,898)	(2,871)
Net loss on disposals of premises and equipment	34	13	7
Net gains on sales of investment securities available-for-sale	(17)	(71)	(53)
Write-downs of impaired assets	—	—	42
Net gains on sales of other real estate owned	—	—	(29)
(Increase) decrease in accrued interest receivable	(241)	(427)	22
Amortization of core deposit intangible	171	171	171
Increase in other assets	(1,323)	(1,202)	(1,387)
Contribution to defined benefit pension plan	(750)	(750)	—
Increase (decrease) in other liabilities	265	715	(1,173)
Net cash provided by operating activities	9,868	7,644	13,130
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	4,882	4,244	3,579
Purchases	(4,730)	(996)	(4,080)
Investment securities held-to-maturity
Proceeds from maturities, calls and paydowns	—	4,220	2,000
Investment securities available-for-sale
Proceeds from sales	14,409	6,620	11,540
Proceeds from maturities, calls and paydowns	6,926	9,754	7,020
Purchases	(21,001)	(29,098)	(27,416)
Purchase of nonmarketable stock	(518)	(1,143)	(269)
Redemption of nonmarketable stock	541	722	389
Net increase in loans	(53,568)	(32,947)	(20,713)
Recoveries of loans charged off	168	59	83
Purchases of premises and equipment	(1,987)	(1,938)	(2,289)
Investments in limited partnerships	(465)	(948)	(32)
Purchase of Company-owned life insurance	—	—	(5,000)
Proceeds of Company-owned life insurance death benefit	—	527	—
Proceeds from sales of other real estate owned	—	—	342
Proceeds from sales of premises and equipment	—	200	—
Net cash used in investing activities	(55,343)	(40,724)	(34,846)

Cash Flows From Financing Activities
Advances on long-term borrowings	10,000	25,451	—
Repayment of long-term debt	(10,279)	(2,898)	(294)
Net increase (decrease) in short-term borrowings outstanding	265	(522)	(5,260)
Net increase in noninterest bearing deposits	15,440	12,558	9,441
Net increase in interest bearing deposits	36,538	71,880	7,481
Net decrease in time deposits	(2,064)	(47,186)	(8,578)
Issuance of common stock	19	56	53
Purchase of treasury stock	(60)	(6)	(94)
Dividends paid	(5,151)	(4,939)	(4,816)
Net cash provided by (used in) financing activities	44,708	54,394	(2,067)
Net (decrease) increase in cash and cash equivalents	(767)	21,314	(23,783)
Cash and cash equivalents
Beginning of year	39,275	17,961	41,744
End of year	$38,508	$39,275	$17,961
Supplemental Disclosures of Cash Flow Information
Interest paid	$2,249	$2,239	$2,060
Income taxes paid	$1,520	$1,505	$2,040
Supplemental Schedule of Noncash Investing and Financing Activities
Other real estate acquired in settlement of loans	$36	$—	$59
Investment in limited partnerships acquired by capital contributions payable	$546	$27	$—
Dividends paid on Common Stock:
Dividends declared	$5,176	$4,949	$4,816
Dividends reinvested	(25)	(10)	—
	$5,151	$4,939	$4,816

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
Certain amounts in the 2016 and 2015 consolidated financial statements have been reclassified to conform to the current year presentation.
The acronyms, abbreviations and capitalized terms identified below are used throughout this Form 10-K, including Part I, Part II and III. The following is provided to aid the reader and provide a reference page when reviewing this Form 10-K:

AFS:	Available-for-sale	ICS:	Insured Cash Sweeps of the Promontory Interfinancial Network
ALCO:	Asset Liability Management Committee	IRS:	Internal Revenue Service
ALL:	Allowance for loan losses	MBS:	Mortgage-backed security
ASC:	Accounting Standards Codification	MPF:	Mortgage Partnership Finance Program
ASU:	Accounting Standards Update	MSRs:	Mortgage Servicing rights
BHCA:	Bank Holding Company Act of 1956	NASDAQ:	NASDAQ Global Security Market
Board:	Board of Directors	OAO:	Other assets owned
bp or bps:	Basis point(s)	OCI:	Other comprehensive income (loss)
Branch Acquisition:	The acquisition of three New Hampshire branches in May 2011	OFAC:	U.S. Office of Foreign Assets Control
CDARS:	Certificate of Deposit Accounts Registry Service of the Promontory Interfinancial Network	OREO:	Other real estate owned
CFPB:	Consumer Financial Protection Bureau	OTTI:	Other-than-temporary impairment
COLI:	Company-Owned Life Insurance	OTT:	Other-than-temporary
Company:	Union Bankshares, Inc. and Subsidiary	Plan:	The Union Bank Pension Plan
DFR:	Vermont Department of Financial Regulation	RD:	USDA Rural Development
Dodd-Frank Act:	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	RSU:	Restricted Stock Units
DRIP:	Dividend Reinvestment and Stock Purchase Plan	SBA:	U.S. Small Business Administration
FASB:	Financial Accounting Standards Board	SEC:	U.S. Securities and Exchange Commission
FDIC:	Federal Deposit Insurance Corporation	SOX Act:	Sarbanes Oxley Act of 2002
FDICIA:	The Federal Deposit Insurance Corporation Improvement Act of 1991	Tax Act:	Tax Cut and Jobs Act
FHA:	U.S. Federal Housing Administration	TDR:	Troubled-debt restructuring
FHLB:	Federal Home Loan Bank of Boston	Union:	Union Bank, the sole subsidiary of Union Bankshares, Inc
FRB:	Federal Reserve Board	USDA:	U.S. Department of Agriculture
Fannie Mae:	Federal National Mortgage Association	VA:	U.S. Veterans Administration
FHLMC/Freddie Mac:	Federal Home Loan Mortgage Corporation	2006 Plan:	Executive Nonqualified Excess Plan
GAAP:	Generally accepted accounting principles in the United States	2008 Plan:	2008 Amended and Restated Nonqualified Deferred Compensation Plan
GLBA:	Gramm-Leach-Bliley Financial Modernization Act of 1999	2008 ISO Plan:	2008 Incentive Stock Option Plan of the Company
HTM:	Held-to-maturity	2014 Equity Plan:	2014 Equity Incentive Plan
HUD:	U.S. Department of Housing and Urban Development

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

Significant concentration of credit risk

The Bank grants loans primarily to customers in Vermont and New Hampshire. Although the Bank has a diversified loan portfolio, a large portion of Bank's loans are secured by commercial or residential real estate located in Vermont and New Hampshire and is subject to volatility with each state's real estate market. Additionally, the borrower's ability to repay loans is highly dependent upon other economic factors throughout Vermont and New Hampshire. The Bank typically will require the principals of any commercial borrower to obligate themselves personally on the loan.

Use of estimates in preparation of consolidated financial statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Material estimates that are particularly susceptible to significant change in the near term and involve inherent uncertainties relate to the determination of the ALL on loans, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, valuation of deferred tax assets, judgments regarding valuation and impairment of investment securities and other assets as well as pension plan accounting. These estimates involve a significant degree of complexity and subjectivity and the amount of the change that is reasonably possible, should any of these estimates prove inaccurate, cannot be estimated.

Presentation of cash flows

For purposes of presentation in the consolidated statements of cash flows, cash and cash equivalents includes cash on hand, amounts due from banks (including cash items in process of clearing), federal funds sold (generally purchased and sold for one day periods) and overnight deposits.

Asset management operations

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
Accretion of discounts and amortization of premiums arising at acquisition on investment securities are included in income using the effective interest method over the life of the securities to the call date. Unrealized gains and losses on investment securities AFS are excluded from earnings and reported in Accumulated OCI, net of tax and reclassification adjustment, as a separate component of stockholders' equity. The specific identification method is used to determine realized gains and losses on sales of AFS or trading securities.
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

Other real estate owned

Real estate properties acquired through or in lieu of loan foreclosure are to be sold and are initially recorded based on an independent appraisal or a broker price opinion at the estimated fair value less estimated selling costs at the date of acquisition, establishing a new carrying basis. Thereafter, valuations are periodically performed by management, and the real estate is carried in Other assets at the lower of carrying amount or fair value, less estimated cost to sell. Costs of significant property improvements are capitalized, if deemed recoverable, whereas revenue and expenses from operations and changes in valuation are charged to Other expenses on the Company's consolidated statements of income. There was one property in OREO at December 31, 2017 valued at $36 thousand. There were no OREO properties at December 31, 2016.

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

Federal Home Loan Bank stock

As a member of the FHLB, Union is required to invest in Class B common stock of the FHLB. The Class B common stock has a five year notice requirement for redemption and there is no guarantee of future redemption. Also, there is the possibility of future capital calls by the FHLB on member banks to ensure compliance with its capital plan. FHLB stock is reported in Other assets at its par value of $2.3 million at December 31, 2017 and December 31, 2016. The stock is nonmarketable, and is redeemable by the FHLB at par value.

Company-owned life insurance

COLI represents life insurance on the lives of certain current or former directors or employees who have provided positive consent allowing the Company to be the beneficiary of such policies. The Company utilizes COLI as tax-efficient funding for certain benefit obligations to its employees and directors, including obligations under one of the Company's nonqualified deferred compensation plans. (See Note 14.) The Company is the primary beneficiary of the insurance policies. Increases in the cash value of the policies, as well as any gain on insurance proceeds received, are recorded in Other income, and are not currently subject to income taxes. COLI is recorded at the cash value of the policies, less any applicable cash surrender charges (of which there are currently none). The Company reviews the financial strength of the insurance carriers prior to the purchase of COLI to ensure minimum credit ratings of at least investment grade. The financial strength of the carriers is reviewed annually and COLI with any individual carrier is limited by Company policy to 15% of the sum of Tier 1 Capital and allowable Tier 2 capital.

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

Investment in real estate limited partnerships

The Company has purchased various limited partnership interests in affordable housing partnerships. These partnerships were established to acquire, own and rent residential housing for elderly, low or moderate income residents in northern Vermont or in New Hampshire. Effective January 1, 2014, the Company adopted ASU 2014-01, “Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects.” The amendment permits an entity to amortize the initial cost of the investment in proportion to the amount of the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense. There were no impairment losses during the year resulting from the forfeiture or ineligibility of tax credits related to qualified affordable housing project investments. See Note 10.

Defined benefit pension plan

On October 18, 2017, the Company's Board of Directors voted to terminate Union Bank’s Defined Benefit Pension Plan. Benefit accruals have been frozen and the Plan closed to new participants since October 5, 2012. The Company anticipates completing the transfer of all liabilities and administrative responsibilities under the Plan by December 31, 2018. See Note 14.

Advertising costs

The Company expenses advertising costs as incurred and they are included in Other expenses in the Company's consolidated statement of income.

Earnings per common share

Earnings per common share for the period are computed based on the weighted average number of shares of common stock issued during the period, including DRIP shares issuable upon reinvestment of dividends, retroactively adjusted for stock splits and stock dividends, if any, and reduced for shares held in treasury. See Note 16.

Income taxes

The Company prepares its federal income tax return on a consolidated basis. Federal income taxes are allocated to members of the consolidated group based on taxable income. The Company recognizes income taxes under the asset and liability method. This involves estimating the Company's actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and GAAP purposes. These differences result in deferred tax assets and liabilities, which are netted and included in Other assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. A change in enacted federal income tax rates for future periods, such as occurred with enactment of the Tax Cuts and Jobs Act in December, 2017, requires revaluation of deferred taxes. Significant management judgment is required in determining the provision for income taxes and deferred tax assets and liabilities. Affordable housing tax credits are recognized as a reduction of the Provision for income taxes in the year they are earned. See Note 13.

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

Stock Based Compensation

Effective May 21, 2014 upon approval by the stockholders, the Company adopted the 2014 Equity Plan. Under the 2014 Equity Plan, 50,000 shares of the Company’s common stock (including approximately 25,000 unused shares from the 2008 ISO Plan) are available for equity awards of incentive stock options, nonqualified stock options, restricted stock and restricted stock units to eligible officers and (except for awards of incentive stock options) nonemployee directors. See Note 15.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU was issued to increase transparency and comparability among organizations by recognizing lease assets and liabilities (including operating leases) on the balance sheet and disclosing key information about leasing arrangements. Previous lease accounting did not require the inclusion of operating leases in the balance sheet. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company is evaluating the potential impact of the ASU on its consolidated financial statements by reviewing its existing lease contracts.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, which will replace the existing incurred loss model for recognizing credit losses, banks and other lending institutions will be required to recognize the full amount of expected credit losses. The new guidance, which is referred to as the current expected credit loss model ("CECL"), requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses. A modified version of these requirements also applies to debt securities classified as available for sale. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within such years. The Company has established a CECL implementation team and developed a transition project plan. The team members have evaluated software providers and have entered into an agreement with Sageworks. Management intends to run parallel calculations during 2018 using the Sageworks software that will facilitate the implementation process and evaluation of the potential impact of the ASU on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU was issued to reduce the cost and complexity of the goodwill impairment test. To simplify the subsequent measurement of goodwill, step two of the goodwill impairment test was eliminated. Instead, in accordance with the ASU, a Company will recognize an impairment of goodwill should the carrying value of a reporting unit exceed its fair value (i.e. step one). The ASU will be effective for the Company on January 1, 2020 and will be applied prospectively.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The ASU was issued to make certain specific improvements to hedge accounting to better align hedge accounting with risk management activities, eliminate the separate measurement and recording of hedge ineffectiveness, improve presentation and disclosure, and other simplifications. The ASU is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. All transition requirements and elections are to be applied to existing hedging relationships upon adoption. While the Company continues to assess the impact of ASU 2017-12, it does not believe it will have a material impact on the Company's consolidated financial statements upon adoption.

In February 2018, FASB issued AU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU was issued to allow a reclassification from accumulated other comprehensive income to undivided profits for stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. The ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted for financial statements which have not yet been issued. The Company adopted the ASU for the December 31, 2017 consolidated financial statements.

Note 2.  Restrictions on Cash and Cash Equivalents

The nature of the Company's business requires that it maintain amounts due from correspondent banks which, at times, may exceed federally insured limits. The balances in these accounts at December 31, were as follows:

	2017	2016
	(Dollars in thousands)
Noninterest bearing accounts	$210	$289
Federal Reserve Bank of Boston	34,344	34,777
FHLB of Boston	310	572
No losses have been experienced in these accounts and the Company believes it is not exposed to any significant risk with respect to the accounts.

The Company had no requirement to maintain contracted clearing balances at December 31, 2017 or 2016. Balances at the Federal Reserve Bank of Boston and a portion of the funds at the FHLB are classified as overnight deposits as they earn interest. The Company is required to maintain vault cash or noninterest bearing reserve balances with Federal Reserve Bank of Boston. Total reserve balances required at December 31, 2017 and 2016 were $1.4 million and $891 thousand, respectively, which were both satisfied by vault cash.

Note 3.  Interest Bearing Deposits in Banks

Interest bearing deposits in banks consist of certificates of deposit purchased from various financial institutions. Deposits at each institution are generally maintained at or below the FDIC insurable limit of $250 thousand. As of December 31, 2017, the Company held certificates with rates ranging from 0.55% to 2.55% and various maturity dates through 2028, with $2.5 million scheduled to mature in 2018.

Note 4. Investment Securities
Investment securities as of the balance sheet dates consisted of the following:

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$7,805	$12	$(122)	$7,695
Agency MBS	28,378	12	(274)	28,116
State and political subdivisions	24,704	249	(239)	24,714
Corporate	4,412	48	(67)	4,393
Total debt securities	65,299	321	(702)	64,918
Mutual funds	521	—	—	521
Total	$65,820	$321	$(702)	$65,439
Held-to-maturity
U.S. Government-sponsored enterprises	$1,000	$—	$(1)	$999

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$10,221	$15	$(196)	$10,040
Agency MBS	18,283	27	(269)	18,041
State and political subdivisions	27,909	113	(650)	27,372
Corporate	9,745	84	(129)	9,700
Total debt securities	66,158	239	(1,244)	65,153
Mutual funds	403	—	—	403
Total	$66,561	$239	$(1,244)	$65,556
Held-to-maturity
U.S. Government-sponsored enterprises	$999	$—	$—	$999

Investment securities with a carrying amount of $4.6 million and $8.4 million at December 31, 2017 and 2016, respectively, were pledged as collateral for public deposits, customer repurchase agreements and for other purposes as required or permitted by law.

Information pertaining to all investment securities with gross unrealized losses as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

December 31, 2017	Less Than 12 Months			12 Months and Over			Total
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
		(Dollars in thousands)
Debt securities:
U.S. Government- sponsored enterprises	3	$1,824	$(7)	9	$4,374	$(116)	12	$6,198	$(123)
Agency MBS	26	19,315	(143)	7	5,222	(131)	33	24,537	(274)
State and political subdivisions	8	3,803	(22)	18	7,899	(217)	26	11,702	(239)
Corporate	2	870	(31)	2	964	(36)	4	1,834	(67)
Total	39	$25,812	$(203)	36	$18,459	$(500)	75	$44,271	$(703)

December 31, 2016	Less Than 12 Months			12 Months and Over			Total
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
		(Dollars in thousands)
Debt securities:
U.S. Government- sponsored enterprises	13	$8,351	$(180)	3	$1,172	$(16)	16	$9,523	$(196)
Agency MBS	22	15,141	(261)	1	344	(8)	23	15,485	(269)
State and political subdivisions	40	16,481	(650)	—	—	—	40	16,481	(650)
Corporate	8	3,973	(56)	4	1,627	(73)	12	5,600	(129)
Total	83	$43,946	$(1,147)	8	$3,143	$(97)	91	$47,089	$(1,244)
The Company has the ability to hold the investment securities that had unrealized losses at December 31, 2017 for the foreseeable future and no declines were deemed by management to be OTT.

The following table presents the proceeds, gross gains and gross losses from sales of available-for-sale securities:

	For The Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Proceeds	$14,409	$6,620	$11,540
Gross gains	147	131	66
Gross losses	(130)	(60)	(13)
Net gains	$17	$71	$53

The amortized cost and estimated fair value of debt securities by contractual scheduled maturity as of December 31, 2017, were as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Available-for-sale
Due from one to five years	$3,818	$3,871
Due from five to ten years	16,858	16,834
Due after ten years	16,245	16,097
	36,921	36,802
Agency MBS	28,378	28,116
Total debt securities available-for-sale	$65,299	$64,918
Held-to-maturity
Due in one year or less	$1,000	$999
Total debt securities held-to-maturity	$1,000	$999
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

Note 5.  Loans Held for Sale and Loan Servicing

At December 31, 2017 and 2016, loans held for sale consisted of conventional residential mortgages originated for subsequent sale. At December 31, 2017 and 2016, the estimated fair value of these loans was in excess of their carrying value, and therefore no valuation reserve was necessary for loans held for sale.

Commercial and residential mortgage loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balance of commercial and residential mortgage loans serviced for others was $499.2 million and $452.0 million at December 31, 2017 and 2016, respectively.

Loans sold consisted of the following during the years ended December 31:

	2017		2016		2015
	Loans Sold	Net Gains on Sale	Loans Sold	Net Gains on Sale	Loans Sold	Net Gains on Sale
	(Dollars in thousands)
Residential loans	$121,985	$2,279	$135,294	$2,880	$131,706	$2,871
Commercial loans	226	24	251	18	—	—
Total	$122,211	$2,303	$135,545	$2,898	$131,706	$2,871
There were no obligations to repurchase loans for any amount at December 31, 2017, but there were contractual risk sharing commitments on certain sold loans totaling $665 thousand as of such date.

The Company generally retains the servicing rights on loans sold. At December 31, 2017 and 2016, the unamortized balance of servicing rights on loans sold with servicing retained was $1.7 million and $1.6 million, respectively, and is included in Other assets. The estimated fair value of these servicing rights was in excess of their carrying value at December 31, 2017 and 2016, and therefore no impairment reserve was necessary. The net capitalization and amortization of MSRs is included in Other income.
The following table presents the capitalization and amortization of loan servicing rights:

	For The Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Capitalization of servicing rights	$770	$823	$839
Amortization of servicing rights	716	720	670
Net capitalization of servicing rights	$54	$103	$169

Note 6.  Loans
The composition of Net loans at December 31, was as follows:

	2017	2016
	(Dollars in thousands)
Residential real estate	$178,999	$172,727
Construction real estate	42,935	34,189
Commercial real estate	254,291	249,063
Commercial	50,719	41,999
Consumer	3,894	3,962
Municipal	55,777	31,350
Gross loans	586,615	533,290
Allowance for loan losses	(5,408)	(5,247)
Net deferred loan costs	795	649
Net loans	$582,002	$528,692

Qualifying residential first mortgage loans and certain commercial real estate loans held by Union may also be pledged as collateral for borrowings from the FHLB under a blanket lien. During 2017, a separate agreement was established with the FHLB pursuant to which the Company has the authority to collateralize deposits of municipalities, up to its available FHLB borrowing capacity, with letters of credit issued by the FHLB. At December 31, 2017, $29.6 million of qualifying loans were pledged as collateral to FHLB for these deposits. There were no loans pledged as collateral on deposits of municipalities at December 31, 2016.

A summary of current, past due and nonaccrual loans as of the balance sheet dates follows:

December 31, 2017	Current	30-59 Days	60-89 Days	90 Days and over and accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$173,914	$3,047	$750	$472	$816	$178,999
Construction real estate	42,857	—	—	22	56	42,935
Commercial real estate	253,266	357	361	—	307	254,291
Commercial	50,675	21	11	—	12	50,719
Consumer	3,884	7	3	—	—	3,894
Municipal	55,777	—	—	—	—	55,777
Total	$580,373	$3,432	$1,125	$494	$1,191	$586,615

December 31, 2016	Current	30-59 Days	60-89 Days	90 Days and over and accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$168,125	$1,661	$472	$672	$1,797	$172,727
Construction real estate	34,148	17	—	—	24	34,189
Commercial real estate	245,402	1,642	153	157	1,709	249,063
Commercial	41,920	12	42	10	15	41,999
Consumer	3,946	12	3	1	—	3,962
Municipal	31,350	—	—	—	—	31,350
Total	$524,891	$3,344	$670	$840	$3,545	$533,290
There were no residential real estate loans in process of foreclosure at December 31, 2017. Aggregate interest on nonaccrual loans not recognized was $1.2 million for the year ended December 31, 2017, $1.3 million for the year ended December 31, 2016 and $1.2 million for the year ended December 31, 2015.
Note 7.  Allowance for Loan Losses and Credit Quality
Changes in the ALL, by class of loans, were as follows for the years ended:

December 31, 2017	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2016	$1,399	$391	$2,687	$342	$26	$40	$362	$5,247
Provision for loan losses	17	73	20	49	16	24	1	200
Recoveries of amounts charged off	138	24	—	4	2	—	—	168
	1,554	488	2,707	395	44	64	363	5,615
Amounts charged off	(193)	—	—	—	(14)	—	—	(207)
Balance, December 31, 2017	$1,361	$488	$2,707	$395	$30	$64	$363	$5,408

December 31, 2016	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2015	$1,419	$514	$2,792	$209	$28	$38	$201	$5,201
Provision (credit) for loan losses	64	(135)	(105)	158	5	2	161	150
Recoveries of amounts charged off	36	12	—	8	3	—	—	59
	1,519	391	2,687	375	36	40	362	5,410
Amounts charged off	(120)	—	—	(33)	(10)	—	—	(163)
Balance, December 31, 2016	$1,399	$391	$2,687	$342	$26	$40	$362	$5,247

December 31, 2015	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2014	$1,330	$439	$2,417	$176	$27	$42	$263	$4,694
Provision (credit) for loan losses	136	47	375	46	12	(4)	(62)	550
Recoveries of amounts charged off	36	28	—	16	3	—	—	83
	1,502	514	2,792	238	42	38	201	5,327
Amounts charged off	(83)	—	—	(29)	(14)	—	—	(126)
Balance, December 31, 2015	$1,419	$514	$2,792	$209	$28	$38	$201	$5,201

The allocation of the ALL, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates, was as follows:

December 31, 2017	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$47	$—	$1	$—	$—	$—	$—	$48
Collectively evaluated for impairment	1,314	488	2,706	395	30	64	363	5,360
Total allocated	$1,361	$488	$2,707	$395	$30	$64	$363	$5,408

December 31, 2016	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$63	$—	$40	$—	$—	$—	$—	$103
Collectively evaluated for impairment	1,336	391	2,647	342	26	40	362	5,144
Total allocated	$1,399	$391	$2,687	$342	$26	$40	$362	$5,247

Despite the allocation shown in the tables above, the ALL is general in nature and is available to absorb losses from any class of loan.

The recorded investment in loans, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates, was as follows:

December 31, 2017	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,718	$82	$1,074	$378	$—	$—	$3,252
Collectively evaluated for impairment	177,281	42,853	253,217	50,341	3,894	55,777	583,363
Total	$178,999	$42,935	$254,291	$50,719	$3,894	$55,777	$586,615

December 31, 2016	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,448	$88	$3,328	$432	$—	$—	$5,296
Collectively evaluated for impairment	171,279	34,101	245,735	41,567	3,962	31,350	527,994
Total	$172,727	$34,189	$249,063	$41,999	$3,962	$31,350	$533,290

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

The following tables summarize the loan ratings applied to the Company's loans by class as of the balance sheet dates:

December 31, 2017	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$164,733	$33,401	$177,388	$38,877	$3,859	$55,777	$474,035
Satisfactory/Monitor	11,296	9,374	73,772	11,165	30	—	105,637
Substandard	2,970	160	3,131	677	5	—	6,943
Total	$178,999	$42,935	$254,291	$50,719	$3,894	$55,777	$586,615

December 31, 2016	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$158,140	$29,248	$182,247	$38,219	$3,928	$31,350	$443,132
Satisfactory/Monitor	10,641	4,830	62,193	3,109	34	—	80,807
Substandard	3,946	111	4,623	671	—	—	9,351
Total	$172,727	$34,189	$249,063	$41,999	$3,962	$31,350	$533,290

The following tables provide information with respect to impaired loans by class of loan as of and for the years ended December 31, 2017, 2016 and 2015:

	December 31, 2017			For The Year Ended December 31, 2017
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$238	$247	$47
Commercial real estate	137	141	1
With an allowance recorded	375	388	48

Residential real estate	1,480	1,983	—
Construction real estate	82	82	—
Commercial real estate	937	1,011	—
Commercial	378	378	—
With no allowance recorded	2,877	3,454	—

Residential real estate	1,718	2,230	47	$1,691	$67
Construction real estate	82	82	—	85	4
Commercial real estate	1,074	1,152	1	1,975	86
Commercial	378	378	—	405	26
Total	$3,252	$3,842	$48	$4,156	$183

	December 31, 2016			For The Year Ended December 31, 2016
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$308	$317	$63
Commercial real estate	488	520	40
With an allowance recorded	796	837	103

Residential real estate	1,140	1,561	—
Construction real estate	88	88	—
Commercial real estate	2,840	2,910	—
Commercial	432	432	—
With no allowance recorded	4,500	4,991	—

Residential real estate	1,448	1,878	63	$1,303	$50
Construction real estate	88	88	—	90	4
Commercial real estate	3,328	3,430	40	3,113	107
Commercial	432	432	—	462	33
Total	$5,296	$5,828	$103	$4,968	$194

	December 31, 2015			For The Year Ended December 31, 2015
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$659	$668	$109
Commercial real estate	2,142	2,161	227
Commercial	493	493	21
With an allowance recorded	3,294	3,322	357

Residential real estate	538	697	—
Construction real estate	92	92	—
Commercial real estate	952	1,015	—
With no allowance recorded	1,582	1,804	—

Residential real estate	1,197	1,365	109	$942	$34
Construction real estate	92	92	—	162	19
Commercial real estate	3,094	3,176	227	3,523	219
Commercial	493	493	21	123	—
Total	$4,876	$5,126	$357	$4,750	$272
____________________

(1)	Does not reflect government guaranties on impaired loans as of December 31, 2017, 2016 and 2015 totaling $550 thousand, $637 thousand and $606 thousand, respectively.

The following is a summary of TDR loans by class of loan as of the balance sheet dates:

	December 31, 2017		December 31, 2016
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Residential real estate	24	$1,718	20	$1,448
Construction real estate	1	82	1	88
Commercial real estate	10	1,074	10	1,452
Commercial	2	378	2	431
Total	37	$3,252	33	$3,419

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

The following table provides new TDR activity by class of loan for the years ended December 31, 2017 and 2016:

	New TDRs During the			New TDRs During the
	Year Ended December 31, 2017			Year Ended December 31, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Residential real estate	9	$649	$673	9	$349	$371
Commercial real estate	2	293	293	6	803	807

At December 31, 2017, there was one residential TDR loan with a recorded investment balance of $62 thousand that defaulted during the year ended December 31, 2017 and had been modified within the previous twelve months. At December 31, 2016, there were no TDR loans modified within the previous twelve months that had subsequently defaulted during the year end. TDR loans are considered defaulted at 90 days past due.

At December 31, 2017 and 2016, the Company was not committed to lend any additional funds to borrowers whose loans were nonperforming, impaired or restructured.

Note 8.  Premises and Equipment
The major classes of premises and equipment and accumulated depreciation at December 31, were as follows:

	2017	2016
	(Dollars in thousands)
Land and land improvements	$2,975	$2,930
Building and improvements	14,261	13,057
Furniture and equipment	7,450	8,833
Construction in progress and deposits on equipment	438	34
	25,124	24,854
Less accumulated depreciation	(10,869)	(11,329)
	$14,255	$13,525
Depreciation included in Occupancy and Equipment expenses amounted to $1.2 million, $1.3 million and $1.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company is obligated under noncancelable operating leases for premises that expire in various years through the year 2022. Options to renew for additional periods are available with these leases. Future minimum rental commitments for these leases with original or remaining terms of one year or more at December 31, 2017 were as follows:

(Dollars in thousands)
2018	$134
2019	91
2020	60
2021	52
2022	12
$349
Rent expense for 2017, 2016 and 2015 amounted to $148 thousand, $144 thousand and $138 thousand, respectively. Occupancy expense is shown in the consolidated statements of income, net of rental income of $194 thousand, $220 thousand and $227 thousand in 2017, 2016 and 2015, respectively.

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

Amortization expense for the core deposit intangible was $171 thousand for 2017, 2016 and 2015. The amortization expense is included in Other expenses on the consolidated statements of income and is deductible for tax purposes. As of December 31, 2017, the remaining amortization expense related to the core deposit intangible, absent any future impairment, is expected to be as follows:

(Dollars in thousands)
2018	171
2019	171
2020	171
2021	70
Total	$583

Note 10.  Investment in Real Estate Limited Partnerships

The Company has purchased from time to time various interests in limited partnerships established to acquire, own and rent residential housing for elderly, low or moderate income individuals in northern Vermont and New Hampshire. The carrying values of investments carried at equity were $3.2 million and $2.8 million at December 31, 2017 and 2016, respectively. The capital contribution payable related to these investments was $546 thousand and $27 thousand at December 31, 2017 and 2016, respectively. The provision for undistributed net losses of the partnerships charged to earnings was $627 thousand for 2017, $565 thousand for 2016, and $484 thousand for 2015. The federal income tax credits related to limited partnership investments were $660 thousand, $881 thousand, and $564 thousand for the years ended December 31, 2017, 2016 and 2015, respectively, and are recorded as a reduction of the Provision for income taxes. See Note 13.

Note 11. Deposits

The following is a summary of interest bearing deposits at December 31:

	2017	2016
	(Dollars in thousands)
Interest bearing checking accounts	$162,996	$143,037
Savings and money market accounts	255,625	239,046
Time deposits, $100,000 and over	41,182	40,581
Other time deposits	59,947	62,612
	$519,750	$485,276

The following is a summary of time deposits by maturity at December 31, 2017:

(Dollars in thousands)
2018	$62,544
2019	21,951
2020	6,468
2021	5,020
2022	5,146
$101,129

Time deposits of $9.9 million and $8.7 million equal or exceed the FDIC insurance limit of $250 thousand at December 31, 2017 and 2016, respectively.

Note 12. Borrowed Funds

Borrowed funds were comprised of option advance borrowings from the FHLB of $30.2 million and $30.5 million at December 31, 2017 and 2016, respectively, and secured customer repurchase agreement sweeps of $1.4 million and $1.1 million at December 31, 2017 and 2016, respectively.

The FHLB option advance borrowings are a mix of straight bullets, balloons and amortizers with maturities through 2021. All of the FHLB borrowings had fixed interest rates ranging from 0.00% to 4.31% at December 31, 2017 and December 31, 2016. The weighted average interest rates on the borrowings were 1.42% at December 31, 2017 and 2016.

The contractual payments due for FHLB option advance borrowings, as of December 31, 2017, were as follows:

(Dollars in thousands)
2018	$19,765
2019	10,287
2020	—
2021	164
$30,216

The Company has established both overnight and longer term lines of credit with the FHLB. These borrowings are secured by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one-to-four family properties and certain commercial real estate loans. At December 31, 2017, pledged loans with a carrying value of $164.5 million provided a borrowing capacity of $100.6 million at the FHLB, less borrowings and other credit subject to collateralization of $60.8 million, resulting in remaining year-end capacity of $39.8 million. At December 31, 2016, pledged loans with a carrying value of $161.3 million provided a borrowing capacity of $91.5 million at the FHLB, less borrowings and other credit subject to collateralization of $31.7 million, resulting in remaining year-end capacity of $59.8 million.

During 2017, a separate agreement was established with the FHLB where the Company has the authority, up to its available borrowing capacity, to collateralize public unit deposits with letters of credit issued by the FHLB. At December 31, 2017, FHLB letters of credit in the amount of $29.6 million were utilized as collateral for these deposits. There were no FHLB letters of credit utilized as collateral for public unit deposits at December 31, 2016.

In addition to its borrowing arrangements with the FHLB, Union maintains preapproved Federal Funds lines of credit with correspondent banks totaling $10.0 million. Interest on these borrowings is payable daily and charged at the federal funds rate at the time of the borrowing. Union also maintains a repurchase agreement line of credit and has access to the Federal Reserve discount window. There were no outstanding borrowings on the Federal Funds purchase lines, repurchase agreement line, or at the discount window at December 31, 2017 or 2016.

Secured customer repurchase agreement sweeps are collateralized by U.S. Government-sponsored enterprise securities with a carrying value of $2.0 million at December 31, 2017 and $1.8 million at December 31, 2016. The average daily balance of these repurchase agreement sweeps was $1.6 million during 2017 and 2016 with weighted average interest rates of 0.26% during 2017 and 2016. The maximum borrowings outstanding on these agreements during 2017 and 2016 were $4.9 million and $4.4 million, respectively. These repurchase agreements mature the next business day and carried weighted average interest rates of 0.25% at December 31, 2017 and 0.23% as of December 31, 2016.

Note 13.  Income Taxes

The components of the Provision for income taxes for the years ended December 31, were as follows:

	2017	2016	2015
	(Dollars in thousands)
Current tax provision	$2,610	$2,032	$2,322
Deferred tax provision	993	566	341
	$3,603	$2,598	$2,663
As a result of the Tax Cuts and Jobs Act signed into law on December 22, 2017, the federal tax rate decreased from 34% to 21% effective January 1, 2018. The deferred tax provision and Provision for income taxes shown above were impacted by a one-time charge of $447 thousand for the revaluation of the Company's deferred tax assets to reflect the 21% tax rate for future periods.

The total Provision for income taxes differs from the amounts computed at the statutory federal income tax rate of 34% primarily due to the following for the years ended December 31:

	2017	2016	2015
	(Dollars in thousands)
Computed “expected” tax expense	$3,884	$3,585	$3,419
Tax exempt interest	(642)	(596)	(613)
Increase in cash surrender value of COLI	(83)	(115)	(96)
Tax credits	(694)	(896)	(564)
Equity in losses of limited partnerships	627	565	484
Adjustment for effect of enacted tax law changes	447	—	—
Other	64	55	33
	$3,603	$2,598	$2,663

Listed below are the significant components of the net deferred tax asset at December 31:

	2017	2016
	(Dollars in thousands)
Components of the deferred tax asset
Bad debts	$1,171	$1,813
Deferred compensation	227	334
Net pension liability	339	316
Core deposit intangible	81	110
Limited partnership investments	23	—
Unrealized loss on investment securities available-for-sale	80	342
Other	90	146
Total deferred tax asset	2,011	3,061

Components of the deferred tax liability
Depreciation	(493)	(893)
Mortgage servicing rights	(364)	(563)
Limited partnership investments	—	(17)
Goodwill	(211)	(286)
Prepaid expenses	(130)	—
Total deferred tax liability	(1,198)	(1,759)
Net deferred tax asset	$813	$1,302

Deferred tax assets are recognized subject to management's judgment that it is more likely than not that the deferred tax asset will be realized. Based on the temporary taxable items, historical taxable income and estimates of future taxable income, the Company believes that it is more likely than not that the deferred tax assets at December 31, 2017 will be realized and therefore no valuation allowance is warranted.

Net deferred income tax assets are included in Other assets in the consolidated balance sheets at December 31, 2017 and 2016.

Based on management's evaluation, management has concluded that there were no significant uncertain tax positions requiring recognition in the Company's financial statements at December 31, 2017 and 2016. Although the Company is not currently the subject of a tax examination by the IRS, the Company's tax years ended December 31, 2014 through 2016 are open to examination by the IRS under the applicable statute of limitations. The 2017 tax return has not yet been filed.

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
On October 18, 2017, the Company's Board of Directors voted to terminate Union Bank’s Defined Benefit Pension Plan. In order to settle the liabilities under the Plan, the Company will offer participants the option to receive an annuity purchased from an insurance carrier, a lump-sum cash payment, or a direct rollover into a qualifying retirement plan. An estimated $1.1 million will be contributed to the Plan by the Company in 2018 to cover the lump-sum payments and annuity purchases. The amount of the final contribution is subject to a number of factors, including changes in interest rates and the exact proportion of the participants electing a lump-sum distribution versus an annuity. At this time, the Company estimates that a $3.2 million reduction in net income will be recorded in the fourth quarter of 2018 as a result of the Plan termination and settlement of Plan assets and liabilities. The Company anticipates completing the transfer of all liabilities and administrative responsibilities under the Plan by December 31, 2018. Once the process is complete, the Company will no longer have any remaining defined benefit pension plan obligations and thus no periodic pension expense.

The following table sets forth the Plan's obligations and funded status at December 31:

	2017	2016
	(Dollars in thousands)
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$17,687	$17,177
Interest cost	688	701
Actuarial loss	3,150	544
Benefits paid	(693)	(735)
Projected benefit obligation at end of year	20,832	17,687

Change in fair value of plan assets
Fair value of plan assets at beginning of year	16,631	15,717
Actuarial gain on plan assets	1,811	899
Employer contributions	750	750
Benefits paid	(693)	(735)
Fair value of plan assets at end of year	18,499	16,631
Net liability for pension benefits	$(2,333)	$(1,056)

	2017	2016
	(Dollars in thousands)
Accumulated benefit obligation at December 31	$20,832	$17,687

The impact of the Plan activity for 2017 and 2016 on OCI is detailed in Note 23.
The Company uses the alternate amortization method for prior service costs, as provided in FASB ASC Topic 715, Employers' Accounting for Pensions.

Net periodic pension benefit for 2017, 2016 and 2015 consisted of the following components:

	2017	2016	2015
	(Dollars in thousands)
Interest cost on projected benefit obligation	$688	$701	$680
Expected return on plan assets	(972)	(1,036)	(1,144)
Amortization of net actuarial loss	204	165	56
Net periodic pension benefit	$(80)	$(170)	$(408)

Weighted average assumptions used to determine pension benefit obligation were a discount rate of 3.52%, 3.99% and 4.17% at December 31, 2017, 2016 and 2015, respectively. There was no assumed rate of compensation increase for 2017, 2016 or 2015 due to the freeze on benefit accruals in 2012.

Weighted average assumptions used to determine net periodic pension benefit for the years ended December 31, 2017, 2016 and 2015 were a discount rate of 3.99%, 4.17% and 3.83%, respectively, no rate of compensation increase for 2017, 2016 or 2015, and an expected long-term rate of return on plan assets of 6.00% for 2017 and 6.75% for 2016 and 2015.

Union's Plan asset allocations at December 31, 2017 and 2016, by asset category based on their fair values, were as follows:

Asset Category	2017	2016
Cash and cash equivalents	5.4%	3.4%
Debt securities	33.2%	49.7%
Equity securities	—%	46.9%
Mutual and exchange traded funds	61.4%	—%
Total	100.0%	100.0%

The investment philosophy for the Plan has historically been to prudently invest Plan assets and future contributions received in a diversified manner that will increase the value of assets to equal or exceed the present value of the liabilities, while controlling volatility within asset allocation guidelines, to grow the Plan funding level such that investment risk can be progressively reduced, and to provide sufficient liquidity to meet anticipated cash needs. The allocation of Plan assets has changed as a result of terminating the Plan. In order to target the termination liability, the plan assets have been redistributed between liability matching assets and cash and cash equivalents.

In order to achieve the liability matching goal the following asset allocation has been approved:

U.S. Treasury or Agency bonds	0-50%
Other debt securities	0-50%
Cash and cash equivalents	0-5%

There are no securities of the Company or Union held by the Plan. The equity securities of the Plan are managed by Union's Asset Management Group with the advice of the registered investment adviser engaged by Union's Asset Management Group, under the guidance of the Plan's Trustees. There is no minimum required employer contribution for 2018, however the Company may decide to make a discretionary contribution.

The fair values of the Plan's investments at December 31, 2017 and 2016 , segregated by fair value hierarchy level, are summarized below:

		Fair Value Measurement
		December 31, 2017
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
U.S. Government	$7,131	$—	$7,131	$—
Mutual and exchange traded funds	11,368	11,368	—	—
Total	$18,499	$11,368	$7,131	$—

		Fair Value Measurement
		December 31, 2016
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
U.S. Government	$1,826	$—	$1,826	$—
Common trust funds	5,207	5,207	—	—
Marketable equity securities:
Information technology	976	976	—	—
Financial	813	813	—	—
Industrials	1,212	1,212	—	—
Healthcare	1,393	1,393	—	—
Consumer	2,131	2,131	—	—
Energy	1,275	1,275	—	—
Mutual and exchange traded funds	1,798	1,798	—	—
Total	$16,631	$14,805	$1,826	$—

The fair values of the Plan assets are determined by an independent pricing service which, given the nature of the assets within the portfolio, is able to utilize quoted prices in an active market to value the majority of the assets held. The market inputs sought for assets without a specific quote listed, in approximate order of priority, include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications that vary by asset class. For certain security types, additional inputs may be used, or some standard inputs may not be applicable. There were no Level 3 assets held at any time during the year.

Nonqualified Deferred Compensation Plans: The Company and Union have two nonqualified deferred compensation plans for directors and certain key officers. The 2008 Plan replaced a 1990 Plan that was not compliant with section 409A of the Internal Revenue Code. The Company accrued an expense of $8 thousand, $9 thousand, and $8 thousand in 2017, 2016 and 2015, respectively under the 2008 Plan. The benefit obligations under the 2008 Plan represent general unsecured obligations of the Company and no assets are segregated for such payments. However, the Company and Union have purchased life insurance contracts on the lives of each participant in order to recoup the funding costs of these benefits. The benefits accrued under the 2008 Plan aggregated $525 thousand and $613 thousand at December 31, 2017 and 2016, respectively, and are included in Accrued interest and other liabilities. The cash surrender value of the life insurance policies purchased to recoup the funding costs under the 2008 Plan aggregated $986 thousand and $945 thousand at December 31, 2017 and 2016, respectively, and are included in Company-owned life insurance in the Company's consolidated balance sheets.

The 2006 Plan was adopted for directors and certain key officers. The 2006 Plan is a defined contribution plan that provides a means by which participants may elect to defer receipt of current compensation from the Company or its subsidiary in order to provide retirement or other benefits as selected in the individual adoption agreements. Participants may select among designated reference investments consisting of investment funds, with the performance of the participant's account mirroring the selected reference investment. Distributions are made only upon a qualifying distribution event, which may include a separation from service, death, disability or unforeseeable emergency, or upon a date specified in the participant's deferral election form. The 2006 Plan is intended to comply with the provisions of Section 409A of the Internal Revenue Code. The 2006 Plan is unfunded, representing a general unsecured obligation of the Company of $522 thousand and $353 thousand as of December 31, 2017 and 2016, respectively.

401(k) Plan: Union maintains a defined contribution 401(k) plan under which employees may elect to make tax deferred contributions of up to the IRS maximum from their annual salary. All employees meeting service requirements are eligible to participate in the plan. Union may make employer matching and profit-sharing contributions to the 401(k) plan at the discretion of the Board. Company contributions are fully vested after three years of service. The 401(k) plan includes "Safe Harbor" provisions requiring annual nondiscretionary minimum contributions to the plan for all eligible participants in an amount equal to 3% of eligible earnings of each eligible participant. Additionally, in 2017, 2016 and 2015 a discretionary profit-sharing contribution was made to the plan in an amount equal to 3% percent of each employee's eligible earnings, as defined by the plan. The following table summarizes employer contributions for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
	(Dollars in thousands)
Employer matching	$223	$221	$200
Profit sharing	281	301	274
Safe harbor	296	294	264
Total	$800	$816	$738

Note 15.  Stock Based Compensation

The Company's current stock-based compensation plan is the Union Bankshares, Inc. 2014 Equity Incentive Plan. Under the 2014 Equity Plan, 50,000 shares of the Company’s common stock are available for equity awards of incentive stock options, nonqualified stock options, restricted stock and RSUs to eligible officers and (except for awards of incentive stock options) nonemployee directors. Shares available for issuance of awards under the 2014 Equity Plan consist of unissued shares of the Company’s common stock and/or shares held in treasury. As of December 31, 2017, there were outstanding grants under the plan of RSUs and incentive stock options.

RSUs. Each RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. For each of the awards granted in 2017, 2016, and 2015, 50% of the RSUs awarded were in the form of Time-Based RSUs, which vest over three years, approximately one-third per year on the anniversary of the earned date; and 50% of the RSUs awarded were in the form of Performance-Based RSUs, which are subject to both performance and time based vesting conditions, which occurs over two years, approximately one-half per year on the anniversary of the earned date. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights.

The following table presents a summary of RSUs from the 2015, 2016, and 2017 Award Plan Summaries as of December 31, 2017:

	Number of RSUs Granted	Weighted-Average Grant Date Fair Value	Number of Unvested RSUs
2015 Award	5,445	$27.91	730
2016 Award	3,569	45.45	2,026
2017 Award	3,225	52.95	3,225
Total	12,239		5,981
Unrecognized compensation expense related to the unvested RSUs was $283 thousand as of December 31, 2017 and $248 thousand as of December 31, 2016.
The 2014 Equity Plan replaced the Company's 2008 ISO Plan. There were no options granted in 2017 or 2016, and 6,000 options granted in 2015 under the 2014 Equity Plan, of which 4,500 remained outstanding and exercisable as of December 31, 2017. As of December 31, 2017, 3,000 incentive stock options granted under the 2008 ISO Plan remained outstanding and exercisable, with the last of such options expiring in December 2020.

The exercise price of outstanding options under both plans is equal to the market price of the stock at the date of grant; therefore, the intrinsic value of the options at the date of the grant is $0. All outstanding options have a one year requisite service period, vest after one year, and have a seven year contractual term. The compensation cost charged against income for stock options issued under the plans was $0 for 2017 and 2016, and $35 thousand for 2015.

The following summarizes the option activity under the 2014 Equity Plan for the year ended December 31, 2017:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Period End Aggregate Intrinsic Value
	(Dollars in thousands, except per share data)
Outstanding at January 1, 2017	4,500	$24.00
Exercised	—	—
Forfeited/expired	—	—
Outstanding at December 31, 2017	4,500	$24.00	3.96	130
Exercisable at December 31, 2017	4,500	$24.00	3.96	130

The following summarizes the option activity under the 2008 ISO Plan for the year ended December 31, 2017:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Period End Aggregate Intrinsic Value
	(Dollars in thousands, except per share data)
Outstanding at January 1, 2017	4,000	$21.40
Exercised	(1,000)	19.60
Forfeited/expired	—	—
Outstanding at December 31, 2017	3,000	$22.00	2.96	93
Exercisable at December 31, 2017	3,000	$22.00	2.96	93

The following summarizes information regarding the proceeds received by the Company from the exercise of options during each of the last three years:

	2017	2016	2015
	(Dollars in thousands, except per share data)
Proceeds received	$19	$56	$53
Number of shares exercised	1,000	2,500	2,500
Weighted average price per share	$19.60	$22.24	$21.04
Total intrinsic value of options exercised	$25	$21	$9

As of December 31, 2017, there was no unrecognized compensation cost as all options under both plans were fully vested and exercisable.

Note 16.  Earnings Per Share

The following table presents the reconciliation of the calculation of basic earnings per share for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
	(Dollars in thousands, except per share data)
Net income	$8,449	$8,511	$7,878
Weighted average common shares outstanding	4,462,192	4,459,001	4,458,037
Basic earnings per share	$1.89	$1.91	$1.77

Basic earnings per share were computed by dividing net income by the weighted average number of shares outstanding during the year. There were incentive stock options with respect to 7,500 shares, 8,500 shares, and 11,000 shares outstanding at December 31, 2017, 2016 and 2015, respectively, excluded from the computation of diluted earnings per share since dilution resulting from these stock options is immaterial.

Note 17.  Financial Instruments With Off-Balance-Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, interest rate caps and floors written on adjustable-rate loans, commitments to participate in or sell loans, commitments to buy or sell securities, guarantees on certain sold loans and risk-sharing commitments on certain sold loans under the MPF program with the FHLB. At December 31, 2017 and 2016, the Company had binding loan commitments to sell residential mortgage loans at fixed rates totaling $4.2 million and $7.3 million, respectively. The fair value of these commitments is not material to the Company's financial statements.
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

The Company generally requires collateral or other security to support financial instruments with credit risk. The following table shows financial instruments outstanding whose contract amount represents credit risk at December 31:

	Contract or Notional Amount
	2017	2016
	(Dollars in thousands)
Commitments to originate loans	$25,394	$31,404
Unused lines of credit	85,906	76,544
Standby and commercial letters of credit	2,064	1,624
Credit card arrangement	1,326	1,341
MPF credit enhancement obligation, net (See Note 18)	640	610
Commitment to purchase investment in a real estate limited partnership	1,470	980
Contract commitment for renovation project	662	—
Total	$117,462	$112,503
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
The Company did not hold or issue derivative instruments or hedging instruments during the years ended December 31, 2017 and 2016.

Note 18. Commitments and Contingencies
Contingent Liabilities: The Company sells 1-4 family residential mortgage loans under the MPF program with FHLB (See Note 17). Under this program the Company shares in the credit risk of each mortgage loan, while receiving fee income in return. The Company is responsible for a Credit Enhancement Obligation based on the credit quality of these loans. FHLB funds a First Loss Account based on the Company's outstanding MPF mortgage loan balances. This creates a laddered approach to sharing in any losses. In the event of default, homeowner's equity and private mortgage insurance, if any, are the first sources of repayment; the FHLB First Loss Account funds are then utilized, followed by the member's Credit Enhancement Obligation, with the balance the responsibility of FHLB. These loans meet specific underwriting standards of the FHLB. As of December 31, 2017, the Company had sold $28.1 million in loans through the MPF program since inception of its participation in the program, with an outstanding balance of $14.7 million as of such date.

The volume of loans sold to the MPF program and the corresponding credit obligation are closely monitored by management. As of December 31, 2017 and 2016, the notional amount of the maximum contingent contractual liability related to this program was $665 thousand and $634 thousand, respectively, of which $25 thousand and $24 thousand had been recorded as a reserve through Accrued interest and other liabilities at December 31, 2017 and 2016, respectively.

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

Assets measured at fair value on a recurring basis at December 31, 2017 and 2016, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurement
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
December 31, 2017:
Investment securities available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$7,695	$—	$7,695	$—
Agency MBS	28,116	—	28,116	—
State and political subdivisions	24,714	—	24,714	—
Corporate	4,393	—	4,393	—
Total debt securities	64,918	—	64,918	—
Mutual funds	521	521	—	—
Total	$65,439	$521	$64,918	$—

December 31, 2016:
Investment securities available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$10,040	$—	$10,040	$—
Agency MBS	18,041	—	18,041	—
State and political subdivisions	27,372	—	27,372	—
Corporate	9,700	—	9,700	—
Total debt securities	65,153	—	65,153	—
Mutual funds	403	403	—	—
Total	$65,556	$403	$65,153	$—

There were no significant transfers in or out of Levels 1 and 2 for the year ended December 31, 2017, nor were there any Level 3 assets at any time during the period. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as impaired loans, HTM investment securities, MSRs and OREO, were not considered material at December 31, 2017 or 2016. The Company has not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.

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

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	December 31, 2017
	Fair Value Measurement
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$38,508	$38,508	$38,508	$—	$—
Interest bearing deposits in banks	9,352	9,333	—	9,333	—
Investment securities	66,439	66,438	521	65,917	—
Loans held for sale	7,947	8,111	—	8,111	—
Loans, net
Residential real estate	177,880	178,818	—	—	178,818
Construction real estate	42,505	42,069	—	—	42,069
Commercial real estate	251,566	248,746	—	—	248,746
Commercial	50,393	49,132	—	—	49,132
Consumer	3,869	3,919	—	—	3,919
Municipal	55,789	55,778	—	—	55,778
Accrued interest receivable	2,500	2,500	—	395	2,105
Nonmarketable equity securities	2,331	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	127,824	127,824	127,824	—	—
Interest bearing	418,621	418,621	418,621	—	—
Time	101,129	99,967	—	99,967	—
Borrowed funds
Short-term	1,365	1,364	1,364	—	—
Long-term	30,216	29,039	—	29,039	—
Accrued interest payable	97	97	—	97	—

	December 31, 2016
	Fair Value Measurement
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$39,275	$39,275	$39,275	$—	$—
Interest bearing deposits in banks	9,504	9,528	—	9,528	—
Investment securities	66,555	66,555	403	66,152	—
Loans held for sale	7,803	7,958	—	7,958	—
Loans, net
Residential real estate	171,538	173,024	—	—	173,024
Construction real estate	33,840	33,963	—	—	33,963
Commercial real estate	246,317	245,979	—	—	245,979
Commercial	41,708	41,491	—	—	41,491
Consumer	3,941	4,014	—	—	4,014
Municipal	31,348	31,749	—	—	31,749
Accrued interest receivable	2,259	2,259	—	414	1,845
Nonmarketable equity securities	2,354	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	112,384	112,384	112,384	—	—
Interest bearing	382,083	382,083	382,083	—	—
Time	103,193	102,594	—	102,594	—
Borrowed funds
Short-term	1,099	1,099	1,099	—	—
Long-term	30,496	30,423	—	30,423	—
Accrued interest payable	92	92	—	92	—
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
Aggregate loan transactions with related parties for the years ended December 31 were as follows:

	2017	2016
	(Dollars in thousands)
Balance, January 1,	$475	$507
New loans and advances on lines	945	263
Repayments	(459)	(295)
Balance, December 31,	$961	$475
Balance available on lines of credit or loan commitments	$669	$691

There were no loans to related parties that were past due, in nonaccrual status or that had been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower, or that were considered classified at December 31, 2017 or 2016.
Deposit accounts with related parties were $969 thousand and $1.1 million at December 31, 2017 and 2016, respectively. Union's Asset Management Group also invested $472 thousand and $595 thousand in certificates of deposit with Union at December 31, 2017 and 2016, respectively.

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
Under the current guidelines, banking organizations must have a minimum total risk-based capital ratio of 8.0%, a minimum Tier I risk-based capital ratio of 6.0%, a minimum common equity Tier I risk-based capital ratio of 4.5%, and a minimum leverage ratio of 4.0% in order to be "adequately capitalized." In addition to these requirements, banking organizations must maintain a 2.5% capital conservation buffer consisting of common Tier I equity, subject to a transition schedule with a full phase-in by 2019. Effective January 1, 2017, the Company and the Bank were required to establish a capital conservation buffer of 1.25%, increasing the minimum required total risk-based capital, Tier I risk-based and common equity Tier I capital to risk-weighted assets they must maintain to avoid limits on capital distributions and certain bonus payments to executive officers and similar employees.
The Company and Bank's risk-based capital ratios exceeded regulatory guidelines at December 31, 2017 and December 31, 2016, and, specifically, the Bank was "well capitalized" under prompt correct action provisions for each period. There were no conditions or events that occurred subsequent to December 31, 2017 that would change the Company or Bank's regulatory capital categorization.
Union's and the Company's regulatory capital amounts and ratios as of the balance sheet dates are presented in the following tables:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:	(Dollars in thousands)
Total capital to risk weighted assets	$66,472	13.66%	$38,929	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	61,064	12.55%	29,194	6.00%	N/A	N/A
Common Equity Tier 1 to risk weighted assets	61,064	12.55%	21,895	4.50%	N/A	N/A
Tier 1 capital to average assets	61,064	8.46%	28,872	4.00%	N/A	N/A

Union:
Total capital to risk weighted assets	$66,212	13.64%	$38,834	8.00%	$48,543	10.00%
Tier 1 capital to risk weighted assets	60,804	12.52%	29,139	6.00%	38,852	8.00%
Common Equity Tier 1 to risk weighted assets	60,804	12.52%	21,854	4.50%	31,568	6.50%
Tier 1 capital to average assets	60,804	8.43%	28,851	4.00%	36,064	5.00%

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:	(Dollars in thousands)
Total capital to risk weighted assets	$62,128	13.32%	$37,314	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	56,881	12.20%	27,974	6.00%	N/A	N/A
Common Equity Tier 1 to risk weighted assets	56,881	12.20%	20,981	4.50%	N/A	N/A
Tier 1 capital to average assets	56,881	8.40%	27,086	4.00%	N/A	N/A

Union:
Total capital to risk weighted assets	$61,856	13.29%	$37,325	8.00%	$46,543	10.00%
Tier 1 capital to risk weighted assets	56,609	12.16%	27,932	6.00%	37,243	8.00%
Common Equity Tier 1 to risk weighted assets	56,609	12.16%	20,949	4.50%	30,260	6.50%
Tier 1 capital to average assets	56,609	8.37%	27,053	4.00%	33,817	5.00%

Dividends paid by Union are the primary source of funds available to the Company for payment of dividends to its stockholders. Union is subject to certain requirements imposed by federal banking laws and regulations, which among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by Union to the Company.
Note 22.  Treasury Stock
The basis for the carrying value of the Company's treasury stock is the purchase price of the shares at the time of purchase. The Company maintains a limited stock repurchase plan which authorizes the repurchase of up to 2,500 shares of its common stock each calendar quarter in open market purchases or privately negotiated transactions, as management may deem advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase program, which was initially adopted in 2010, was most recently reauthorized in January 2018 and will expire on December 31, 2018 unless reauthorized. The Company repurchased 1,430 shares under this program, at a total cost of $60 thousand during 2017, while 213 shares, at a total cost of $6 thousand were repurchased under the program during 2016. Since inception, the Company had repurchased 15,184 shares of its common stock as of December 31, 2017, at prices ranging from $17.86 to $43.97 per share and at a total cost of $351 thousand.
During the first quarter of 2016, the Company adopted a Dividend Reinvestment and Stock Purchase Plan (DRIP) whereby registered stockholders may elect to reinvest cash dividends and optional cash contributions to purchase additional shares of the Company's common stock. The Company has reserved 200,000 shares of its common stock for issuance and sale under the DRIP. As of December 31, 2017, 877 shares of stock had been issued from treasury stock under the DRIP.

Note 23. Other Comprehensive Loss
The components of Accumulated OCI, net of tax, at December 31 were:

	2017	2016
	(Dollars in thousands)
Net unrealized loss on investment securities available-for-sale	$(301)	$(664)
Defined benefit pension plan net unrealized actuarial loss	(4,795)	(2,615)
Total	$(5,096)	$(3,279)

The following table discloses the tax effects allocated to each component of OCI for the years ended:

	December 31, 2017			December 31, 2016			December 31, 2015
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
	(Dollars in thousands)
Investment securities available-for-sale:
Net unrealized holding gains (losses) arising during the year on investment securities available-for-sale	$641	$(218)	$423	$(894)	$304	$(590)	$(279)	$95	$(184)
Reclassification adjustment for net gains on investment securities available-for-sale realized in net income	(17)	6	(11)	(71)	24	(47)	(53)	18	(35)
Total	624	(212)	412	(965)	328	(637)	(332)	113	(219)
Defined benefit pension plan:
Net actuarial loss arising during the year	(2,311)	786	(1,525)	(680)	231	(449)	(1,121)	381	(740)
Reclassification adjustment for amortization of net actuarial loss realized in net income	203	(69)	134	165	(56)	109	56	(19)	37
Total	(2,108)	717	(1,391)	(515)	175	(340)	(1,065)	362	(703)
Total other comprehensive loss	$(1,484)	$505	$(979)	$(1,480)	$503	$(977)	$(1,397)	$475	$(922)

The following table discloses information concerning the reclassification adjustments from OCI for the years ended December 31:

Reclassification Adjustment Description	2017	2016	2015	Affected Line Item in Consolidated Statements of Income
	(Dollars in thousands)
Investment securities available-for-sale:
Net gains on investment securities available-for-sale	$(17)	$(71)	$(53)	Net gains on sales of investment securities available-for-sale
Tax benefit	6	24	18	Provision for income taxes
	(11)	(47)	(35)	Net income
Defined benefit pension plan:
Net actuarial loss	203	165	56	Pension and other employee benefits
Tax expense	(69)	(56)	(19)	Provision for income taxes
	134	109	37	Net income
Total reclassifications	$123	$62	$2	Net income
Note 24. Subsequent Events
Events occurring subsequent to December 31, 2017 have been evaluated as to their potential impact to the consolidated financial statements.
On October 18, 2017, the Company's Board of Directors voted to terminate Union Bank’s Defined Benefit Pension Plan. The Company anticipates completing the transfer of all liabilities and administrative responsibilities under the Plan by December 31, 2018. Once the process is complete, the Company will no longer have any remaining pension obligations and thus no periodic pension expense. See Note 14.
On December 22, 2017 the Tax Cut and Jobs Act was enacted. Among the significant changes to the U. S. Internal Revenue Code, the Tax Act lowers the U. S. federal corporate income tax rate for the Company from 34% to 21% effective January 1, 2018. See Note 13.
On January 17, 2018, Union Bankshares, Inc. declared a $0.30 per share regular quarterly cash dividend payable February 8, 2018 to stockholders of record on January 27, 2018.

Note 25.  Condensed Financial Information (Parent Company Only)
The following condensed financial statements are for Union Bankshares, Inc. (Parent Company Only), and should be read in conjunction with the consolidated financial statements of Union Bankshares, Inc. and Subsidiary.
UNION BANKSHARES, INC. (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS
December 31, 2017 and 2016

	2017	2016
	(Dollars in thousands)
ASSETS
Cash	$77	$49
Investment securities available-for-sale	99	97
Investment in subsidiary - Union	58,401	56,007
Other assets	843	805
Total assets	$59,420	$56,958
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Other liabilities	$759	$679
Total liabilities	759	679
STOCKHOLDERS' EQUITY
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,940,961 shares issued at December 31, 2017 and 4,936,652 shares issued at December 31, 2016	9,882	9,874
Additional paid-in capital	755	620
Retained earnings	57,197	53,086
Treasury stock at cost; 475,385 shares at December 31, 2017 and 474,517 shares at December 31, 2016	(4,077)	(4,022)
Accumulated other comprehensive loss	(5,096)	(3,279)
Total stockholders' equity	58,661	56,279
Total liabilities and stockholders' equity	$59,420	$56,958
The investment in subsidiary is carried under the equity method of accounting. The investment in subsidiary and cash, which is on deposit with Union, have been eliminated in consolidation.
UNION BANKSHARES, INC. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF INCOME
Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
Revenues	(Dollars in thousands)
Dividends - bank subsidiary - Union	$5,550	$5,050	$5,100
Other income	30	40	25
Total revenues	5,580	5,090	5,125
Expenses
Interest	27	25	23
Stock based compensation expense	—	—	35
Administrative and other	400	441	351
Total expenses	427	466	409
Income before applicable income tax benefit and equity in undistributed net income of subsidiary	5,153	4,624	4,716
Applicable income tax benefit	(59)	(153)	(124)
Income before equity in undistributed net income of subsidiary	5,212	4,777	4,840
Equity in undistributed net income - Union	3,237	3,734	3,038
Net income	$8,449	$8,511	$7,878

UNION BANKSHARES, INC. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES	(Dollars in thousands)
Net income	$8,449	$8,511	$7,878
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of Union	(3,237)	(3,734)	(3,038)
Stock based compensation expense	—	—	35
(Increase) decrease in other assets	(70)	38	50
Increase (decrease) in other liabilities	80	(45)	(67)
Net cash provided by operating activities	5,222	4,770	4,858
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investment securities available-for-sale	17	16	16
Purchases of investment securities available-for-sale	(19)	(4)	(1)
Proceeds of Company-owned life insurance death benefit	—	99	—
Net cash (used in) provided by investing activities	(2)	111	15
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(5,151)	(4,939)	(4,816)
Issuance of common stock	19	56	53
Purchase of treasury stock	(60)	(6)	(94)
Net cash used in financing activities	(5,192)	(4,889)	(4,857)
Net increase (decrease) in cash	28	(8)	16
Cash, beginning of year	49	57	41
Cash, end of year	$77	$49	$57
Supplemental Disclosures of Cash Flow Information
Interest paid	$27	$25	$23
Dividends paid on Common Stock:
Dividends declared	$5,176	$4,949	$4,816
Dividends reinvested	(25)	(10)	—
	$5,151	$4,939	$4,816

Note 26.  Quarterly Financial Data (Unaudited)

A summary of consolidated financial data for each of the four quarters of 2017, 2016 and 2015 is presented below:

	Quarters in 2017 Ended
	March 31,	June 30,	Sept. 30,	Dec 31,
	(Dollars in thousands, except per share data)
Interest and dividend income	$6,839	$7,101	$7,397	$7,680
Interest expense	537	516	587	615
Net interest income	6,302	6,585	6,810	7,065
Provision for loan losses	—	—	150	50
Noninterest income	2,233	2,333	2,506	2,323
Noninterest expenses	5,941	5,871	5,941	6,152
Net income	1,930	2,227	2,370	1,922
Earnings per common share	$0.43	$0.50	$0.53	$0.43

	Quarters in 2016 Ended
	March 31,	June 30,	Sept. 30,	Dec 31,
	(Dollars in thousands, except per share data)
Interest and dividend income	$6,448	$6,688	$6,786	$6,914
Interest expense	513	519	471	558
Net interest income	5,935	6,169	6,315	6,356
Provision for loan losses	75	75	—	—
Noninterest income	2,186	2,597	2,804	2,553
Noninterest expenses	5,703	5,808	6,024	6,121
Net income	1,759	2,139	2,268	2,345
Earnings per common share	$0.39	$0.48	$0.51	$0.53

	Quarters in 2015 Ended
	March 31,	June 30,	Sept. 30,	Dec 31,
	(Dollars in thousands, except per share data)
Interest and dividend income	$6,117	$6,276	$6,373	$6,378
Interest expense	565	521	461	478
Net interest income	5,552	5,755	5,912	5,900
Provision for loan losses	100	150	150	150
Noninterest income	2,335	2,526	2,533	2,398
Noninterest expenses	5,268	5,431	5,556	5,565
Net income	1,884	2,017	2,050	1,927
Earnings per common share	$0.42	$0.46	$0.45	$0.44

Note 27. Other Noninterest Income and Other Noninterest Expenses

There are no components of other noninterest income that were in excess of one percent of total revenues for the years ended December 31, 2017, 2016 or 2015. The components of other noninterest expenses which are in excess of one percent of total revenues for the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017	2016	2015
	(Dollars in thousands)
Expenses
ATM and debit card expense	$698	$639	$783
Advertising and public relations	469	507	456
Vermont franchise tax	582	555	538
Professional fees	573	731	641
Trust expenses	362	409	379
Director and advisory board fees	405	368	325
Other expenses	3,228	3,341	3,050
Total other expenses	$6,317	$6,550	$6,172

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Union Bankshares, Inc. and Subsidiary

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Union Bankshares, Inc. and Subsidiary (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinion

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report over Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall

Board of Directors and Stockholders
Union Bankshares, Inc. and Subsidiary

presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have served as the Company's auditor since 2009.

Portland, Maine
March 16, 2018

Vermont Registration No. 92-0000278

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2017. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.

Management's Report on Internal Control Over Financial Reporting. The Company's management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f). The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the evaluation, the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2017.

Berry Dunn McNeil & Parker, LLC, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its written audit report on the Company’s internal control over financial reporting. This report can be found on page 90.

There have been no changes in the Company's internal controls over financial reporting during the fourth quarter of 2017 that have materially affected, or that are reasonably likely to materially affect, the Company's internal controls over financial reporting. While the Company believes that its existing disclosure controls and procedures have been effective to accomplish these objectives, the Company intends to continue to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

Item 9B. Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information from the Company's Proxy Statement for the 2018 Annual Meeting of Shareholders is hereby incorporated by reference:

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

Item 11. Executive Compensation

The following information from the Company's Proxy Statement for the 2018 Annual Meeting of Shareholders is hereby incorporated by reference:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following information from the Company's Proxy Statement for the 2018 Annual Meeting of Shareholders is hereby incorporated by reference:

Information regarding the share ownership of management and principal shareholders under the caption “SHARE OWNERSHIP INFORMATION - Share Ownership of Management and Principal Holders”.

The following table summarizes certain information regarding securities available for issuance under the Company's equity compensation plans as of December 31, 2017:

Equity Compensation Plan Information as of December 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a) (1)	(b) (2)	(c) (3)

Equity compensation plans approved by security holders	13,481	$23.20	26,354
Equity compensation plans not approved by security holders	—	—	—

Total	13,481	$23.20	26,354
____________________

(1)
Includes 3,000 shares issuable upon exercise of incentive stock options granted under the 2008 ISO Plan, 4,500 shares issuable upon exercise of incentive stock options granted under the 2014 Equity Plan, and 5,981 shares issuable upon vesting of restricted stock units (“RSUs”) granted under the 2014 Equity Plan for which 2017, 2016 and 2015 performance conditions have been satisfied but which are also subject to time-based vesting conditions.

(2)	Calculated solely with respect to outstanding stock options; RSUs not included in calculation.

(3)	All of such shares are available for issuance pursuant to future awards under the 2014 Equity Plan.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

The following information from the Company's Proxy Statement for the 2018 Annual Meeting of Shareholders is hereby incorporated by reference:

Information regarding transactions with management and directors under the caption “PROPOSAL I: TO ELECT DIRECTORS - Transactions with Management and Directors”.

Information regarding Director independence under the caption "PROPOSAL I: TO ELECT DIRECTORS - Director Independence."

Item 14. Principal Accountant Fees and Services

The following information from the Company's Proxy Statement for the 2018 Annual Meeting of Shareholders is hereby incorporated by reference:

Information on fees paid to the Independent Auditors set forth under the caption “PROPOSAL 2: RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS - Fees Paid to Independent Auditors”.

Description of Audit Committee pre-approval guidelines set forth under the caption “PROPOSAL 2: RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS - Fees Paid to Independent Auditors”.

PART IV
Item 15. Exhibits, Financial Statement Schedules
Documents Filed as Part of this Report:

(1)	The following consolidated financial statements are included:

1)	Consolidated Balance S

2)	heets at December 31, 2017 and 2016

3)	Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015

4)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015

5)	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2017, 2016 and 2015

6)	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

7)	Notes to the Consolidated Financial Statements

8)	Report of Independent Registered Public Accounting Firm

(2)	The following exhibits are either filed herewith as part of this report, or are incorporated herein by reference:

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

10.2	Union Bankshares, Inc. Executive Nonqualified Excess Plan, previously filed with the Commission as Exhibit 10.4 to the Company's 2006 Form 10-K and incorporated herein by reference.*
10.3
First Amendment to the Union Bankshares, Inc. Executive Nonqualified Excess Plan, previously filed with the Commission as Exhibit 10.5 to the Company's 2008 Form 10-K and incorporated herein by reference.*

10.4	2008 Incentive Stock Option Plan of Union Bankshares Inc. and Subsidiary, previously filed on April 10, 2008 with the Commission as Exhibit 10.1 to Form 8-K and incorporated herein by reference.*
10.5	Short Term Incentive Performance Plan, previously filed with the Commission on February 9, 2012 as Exhibit 10.1 to Form 8-K and incorporated herein by reference.*
10.6
Union Bankshares, Inc. 2014 Equity Incentive Plan, previously filed with the Commission on April 15, 2014 as Appendix A to the Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders and incorporated herein by reference.*

10.7
Change in Control Agreement dated June 2, 2014, between Union Bank and David S. Silverman, previously filed with the Commission on June 4, 2014 as Exhibit 10.1 to Form 8-K and incorporated herein by reference.*

10.8
Change in Control Agreement dated June 2, 2014, between Union Bank and Karyn J. Hale, previously filed with the Commission on June 4, 2014 as Exhibit 10.2 to Form 8-K and incorporated herein by reference.*

10.9
Change in Control Agreement date June 2, 2014, between Union Bank and Jeffery G. Coslett, previously filed with the Commission as Exhibit 10.10 to the Company's 2014 Form 10-K and incorporated herein by reference.*

10.10
Form of Stock Option Agreement for 2008 Incentive Stock Option Plan of Union Bankshares, Inc. and Subsidiary, previously filed with the Commission as Exhibit 10.11 to the Company's 2014 Form 10-K and incorporated herein by reference.*

10.11
Form of Stock Option Agreement for 2014 Equity Incentive Plan of Union Bankshares, Inc. and Subsidiary, previously filed with the Commission as Exhibit 10.12 to the Company's 2014 Form 10-K and incorporated herein by reference.*

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
101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) the audited consolidated balance sheets, (ii) the audited consolidated statements of income for the years ended December 31, 2017, 2016 and 2015, (iii) the audited consolidated statements of comprehensive income, (iv) the audited consolidated statement of changes in stockholders' equity, (v) the audited consolidated statements of cash flows and (vi) related notes.

____________________

*	denotes compensatory plan or agreement

**
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of March 16, 2018.

Union Bankshares, Inc.

By:	/s/ David S. Silverman	By:	/s/ Karyn J. Hale
	David S. Silverman		Karyn J. Hale
	Chief Executive Officer and President		Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 16, 2018.

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

101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) the audited consolidated balance sheets, (ii) the audited consolidated statements of income for the years ended December 31, 2017, 2016 and 2015, (iii) the audited consolidated statements of comprehensive income, (iv) the audited consolidated statements of changes in stockholders' equity, (v) the audited consolidated statements of cash flows and (vi) related notes.

____________________

*	other than exhibits incorporated by reference to prior filings.

**
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.