Form 10-Q
period 2018-03-31
UNION BANKSHARES INC
filed 2018-05-10
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2018

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
Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ]      No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2018.

Common Stock, $2 par value	4,465,661	shares

UNION BANKSHARES, INC.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets	(Dollars in thousands)
Cash and due from banks	$3,328	$3,857
Federal funds sold and overnight deposits	9,918	34,651
Cash and cash equivalents	13,246	38,508
Interest bearing deposits in banks	9,601	9,352
Investment securities available-for-sale	68,440	65,439
Investment securities held-to-maturity (fair value $999 thousand at December 31, 2017)	—	1,000
Other investments	502	—
Total investments	68,942	66,439
Loans held for sale	2,938	7,947
Loans	591,660	586,615
Allowance for loan losses	(5,405)	(5,408)
Net deferred loan costs	797	795
Net loans	587,052	582,002
Accrued interest receivable	2,468	2,500
Premises and equipment, net	14,298	14,255
Core deposit intangible	540	583
Goodwill	2,223	2,223
Investment in real estate limited partnerships	3,028	3,166
Company-owned life insurance	8,865	8,861
Other assets	9,530	9,995
Total assets	$722,731	$745,831
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$128,951	$127,824
Interest bearing	392,027	418,621
Time	102,865	101,129
Total deposits	623,843	647,574
Borrowed funds	31,265	31,581
Accrued interest and other liabilities	8,459	8,015
Total liabilities	663,567	687,170
Commitments and Contingencies
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,940,961 shares issued at March 31, 2018 and December 31, 2017	9,882	9,882
Additional paid-in capital	803	755
Retained earnings	58,604	57,197
Treasury stock at cost; 475,304 shares at March 31, 2018 and 475,385 shares at December 31, 2017	(4,079)	(4,077)
Accumulated other comprehensive loss	(6,046)	(5,096)
Total stockholders' equity	59,164	58,661
Total liabilities and stockholders' equity	$722,731	$745,831
See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 1

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$6,999	$6,322
Interest on debt securities:
Taxable	289	242
Tax exempt	145	165
Dividends	40	45
Interest on federal funds sold and overnight deposits	53	30
Interest on interest bearing deposits in banks	45	35
Total interest and dividend income	7,571	6,839
Interest expense
Interest on deposits	533	422
Interest on borrowed funds	114	115
Total interest expense	647	537
Net interest income	6,924	6,302
Provision for loan losses	—	—
Net interest income after provision for loan losses	6,924	6,302
Noninterest income
Trust income	193	178
Service fees	1,487	1,440
Net gains on sales of loans held for sale	295	508
Other income	496	107
Total noninterest income	2,471	2,233
Noninterest expenses
Salaries and wages	2,649	2,568
Pension and employee benefits	958	879
Occupancy expense, net	395	390
Equipment expense	535	534
Other expenses	1,598	1,570
Total noninterest expenses	6,135	5,941
Income before provision for income taxes	3,260	2,594
Provision for income taxes	513	664
Net income	$2,747	$1,930
Earnings per common share	$0.62	$0.43
Weighted average number of common shares outstanding	4,465,600	4,462,057
Dividends per common share	$0.30	$0.29

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 2

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Net income	$2,747	$1,930
Other comprehensive (loss) income, net of tax:
Investment securities available-for-sale:
Net unrealized holding (losses) gains arising during the period on investment securities available-for-sale	(950)	225
Total other comprehensive (loss) income	(950)	225
Total comprehensive income	$1,797	$2,155

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 3

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Three Months Ended March 31, 2018 and 2017 (Unaudited)

	Common Stock
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances December 31, 2017	4,465,576	$9,882	$755	$57,197	$(4,077)	$(5,096)	$58,661
Net income	—	—	—	2,747	—	—	2,747
Other comprehensive loss	—	—	—	—	—	(950)	(950)
Dividend reinvestment plan	141	—	7	—	1	—	8
Cash dividends declared ($0.30 per share)	—	—	—	(1,340)	—	—	(1,340)
Stock based compensation expense	—	—	41	—	—	—	41
Purchase of treasury stock	(60)	—	—	—	(3)	—	(3)
Balances March 31, 2018	4,465,657	$9,882	$803	$58,604	$(4,079)	$(6,046)	$59,164

Balances, December 31, 2016	4,462,135	$9,874	$620	$53,086	$(4,022)	$(3,279)	$56,279
Net income	—	—	—	1,930	—	—	1,930
Other comprehensive income	—	—	—	—	—	225	225
Dividend reinvestment plan	117	—	4	—	1	—	5
Cash dividends declared ($0.29 per share)	—	—	—	(1,294)	—	—	(1,294)
Stock based compensation expense	—	—	34	—	—	—	34
Purchase of treasury stock	(225)	—	—	—	(9)	—	(9)
Balances, March 31, 2017	4,462,027	$9,874	$658	$53,722	$(4,030)	$(3,054)	$57,170

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 4

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Cash Flows From Operating Activities
Net income	$2,747	$1,930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	301	307
Deferred income tax provision	41	333
Net amortization of investment securities	93	113
Equity in losses of limited partnerships	140	157
Stock based compensation expense	41	34
Net (increase) decrease in unamortized loan costs	(2)	5
Proceeds from sales of loans held for sale	23,384	29,041
Origination of loans held for sale	(18,080)	(23,577)
Net gains on sales of loans held for sale	(295)	(508)
Net (gain) loss on disposals of premises and equipment	(191)	13
Net gain on sales of other real estate owned	(11)	—
Decrease in accrued interest receivable	32	217
Amortization of core deposit intangible	43	43
Increase in other assets	403	80
Contribution to defined benefit pension plan	—	(750)
Increase in other liabilities	474	419
Net cash provided by operating activities	9,120	7,857
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	996	2,988
Purchases	(1,245)	(1,992)
Investment securities held-to-maturity
Proceeds from maturities, calls and paydowns	1,000	—
Investment securities available-for-sale
Proceeds from maturities, calls and paydowns	1,539	1,696
Purchases	(6,358)	(3,551)
Other Investments
Proceeds from sales	44	—
Purchases	(24)	—
Purchase of nonmarketable stock	(105)	—
Net increase in loans	(5,051)	(4,298)
Recoveries of loans charged off	3	6
Purchases of premises and equipment	(357)	(67)
Proceeds from Company-owned life insurance death benefit	307	—
Investments in limited partnerships	—	(186)
Proceeds from sales of premises and equipment	204	—
Proceeds from sales of other real estate owned	47	—
Net cash used in investing activities	(9,000)	(5,404)

Union Bankshares, Inc. Page 5

Cash Flows From Financing Activities
Advances on long-term borrowings	7,000	—
Repayment of long-term debt	(6,072)	(70)
Net (decrease) increase in short-term borrowings outstanding	(1,244)	202
Net increase (decrease) in noninterest bearing deposits	1,127	(2,297)
Net decrease in interest bearing deposits	(26,594)	(12,632)
Net increase (decrease) in time deposits	1,736	(666)
Purchase of treasury stock	(3)	(9)
Dividends paid	(1,332)	(1,289)
Net cash used in financing activities	(25,382)	(16,761)
Net decrease in cash and cash equivalents	(25,262)	(14,308)
Cash and cash equivalents
Beginning of period	38,508	39,275
End of period	$13,246	$24,967
Supplemental Disclosures of Cash Flow Information
Interest paid	$647	$540

Dividends paid on Common Stock:
Dividends declared	$1,340	$1,294
Dividends reinvested	(8)	(5)
	$1,332	$1,289

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 6

UNION BANKSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Union Bankshares, Inc. and Subsidiary (together, the Company) as of March 31, 2018, and for the three months ended March 31, 2018 and 2017, have been prepared in conformity with GAAP for interim financial information, general practices within the banking industry, and the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Annual Report). The Company's sole subsidiary is Union Bank. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein, have been made. This information should be read in conjunction with the Company’s 2017 Annual Report. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2018, or any interim period.
In addition to the definitions set forth elsewhere in this report, the acronyms, abbreviations and capitalized terms identified below are used throughout this Form 10-Q, including Part I. "Financial Information" and Part II. "Other Information". The following is provided to aid the reader and provide a reference page when reviewing this Form 10-Q.

AFS:	Available-for-sale	IRS:	Internal Revenue Service
ALCO:	Asset Liability Committee	MBS:	Mortgage-backed security
ALL:	Allowance for loan losses	MSRs:	Mortgage servicing rights
ASC:	Accounting Standards Codification	OAO:	Other assets owned
ASU:	Accounting Standards Update	OCI:	Other comprehensive income (loss)
Board:	Board of Directors	OFAC:	U.S. Office of Foreign Assets Control
bp or bps:	Basis point(s)	OREO:	Other real estate owned
Branch Acquisition:	The acquisition of three New Hampshire branches in May 2011	OTTI:	Other-than-temporary impairment
CDARS:	Certificate of Deposit Accounts Registry Service of the Promontory Interfinancial Network	OTT:	Other-than-temporary
Company:	Union Bankshares, Inc. and Subsidiary	Plan:	The Union Bank Pension Plan
DRIP:	Dividend Reinvestment Plan	RD:	USDA Rural Development
FASB:	Financial Accounting Standards Board	RSU:	Restricted Stock Unit
FDIC:	Federal Deposit Insurance Corporation	SBA:	U.S. Small Business Administration
FHA:	U.S. Federal Housing Administration	SEC:	U.S. Securities and Exchange Commission
FHLB:	Federal Home Loan Bank of Boston	TDR:	Troubled-debt restructuring
FRB:	Federal Reserve Board	Union:	Union Bank, the sole subsidiary of Union Bankshares, Inc
FHLMC/Freddie Mac:	Federal Home Loan Mortgage Corporation	USDA:	U.S. Department of Agriculture
GAAP:	Generally Accepted Accounting Principles in the United States	VA:	U.S. Veterans Administration
HTM:	Held-to-maturity	2008 ISO Plan:	2008 Incentive Stock Option Plan of the Company
HUD:	U.S. Department of Housing and Urban Development	2014 Equity Plan:	2014 Equity Incentive Plan
ICS:	Insured Cash Sweeps of the Promontory Interfinancial Network	2017 Annual Report	Annual Report of Form 10-K for the year ended December 31, 2017
		2017 Tax Act:	Tax Cut and Jobs Act of 2017

Note 2. Legal Contingencies
In the normal course of business, the Company is involved in various legal and other proceedings. In the opinion of management, any liability resulting from such proceedings is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Union Bankshares, Inc. Page 7

Note 3. Per Share Information
Earnings per common share are computed based on the weighted average number of shares of common stock outstanding during the period and reduced for shares held in treasury. The assumed exercise of outstanding exercisable stock options and vesting of RSUs does not result in material dilution and is not included in the calculation.
Note 4. Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU was issued to increase transparency and comparability among organizations by recognizing lease assets and liabilities (including operating leases) on the balance sheet and disclosing key information about leasing arrangements. Previous lease accounting did not require the inclusion of operating leases in the balance sheet. The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company is evaluating the potential impact of the ASU on its consolidated financial statements by reviewing its lease contracts.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, which will replace the existing incurred loss model for recognizing credit losses, banks and other lending institutions will be required to recognize the full amount of expected credit losses. The new guidance, which is referred to as the current expected credit loss model ("CECL"), requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses. A modified version of these requirements also applies to debt securities classified as AFS. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within such years. The Company has established a CECL implementation team and developed a transition project plan. The team members have evaluated CECL implementation software providers and have selected Sageworks. The Company has entered into an agreement with Sageworks and has been compiling data to run parallel calculations during 2018. This will facilitate the implementation process and management's evaluation of the potential impact of the ASU on the Company's consolidated financial statements.
The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) using a modified-retrospective transition method, as of January 1, 2018. The ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. While the guidance replaces most existing revenue recognition guidance in GAAP, the ASU is not applicable to financial instruments and, therefore, did not impact a majority of the Company’s revenues, including net interest income. Through the Company's assessment, it was determined that there will be no cumulative-effect adjustment to beginning stockholders' equity under the modified retrospective transition method within the consolidated financial statements as there was no change in revenue recognition upon adoption of ASU2014-09.
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
Amortization expense for the core deposit intangible was $43 thousand for the three months ended March 31, 2018 and 2017. The amortization expense is included in other expenses on the consolidated statements of income and is deductible for tax purposes. As of March 31, 2018, the remaining amortization expense related to the core deposit intangible, absent any future impairment, is expected to be as follows:

(Dollars in thousands)
2018	$128
2019	171
2020	171
2021	70
Total	$540

Union Bankshares, Inc. Page 8

Note 6. Investment Securities
AFS and HTM investment securities as of the balance sheet dates consisted of the following:

March 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$7,437	$2	$(178)	$7,261
Agency mortgage-backed	33,356	—	(796)	32,560
State and political subdivisions	24,820	126	(624)	24,322
Corporate	4,411	1	(115)	4,297
Total	$70,024	$129	$(1,713)	$68,440

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$7,805	$12	$(122)	$7,695
Agency mortgage-backed	28,378	12	(274)	28,116
State and political subdivisions	24,704	249	(239)	24,714
Corporate	4,412	48	(67)	4,393
Total debt securities	65,299	321	(702)	64,918
Mutual funds (1)	521	—	—	521
Total	$65,820	$321	$(702)	$65,439
Held-to-maturity
U.S. Government-sponsored enterprises	$1,000	$—	$(1)	$999
____________________

(1)
As of December 31, 2017, mutual funds were classified as AFS investment securities. Effective January 1, 2018, these investments were reclassified to other investments on the consolidated balance sheets as they are no longer eligible to be classified as AFS upon adoption of ASU 2016-01.

There were no investment securities HTM at March 31, 2018. Investment securities AFS with a carrying amount of $2.7 million and $4.6 million at March 31, 2018 and December 31, 2017, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

The amortized cost and estimated fair value of debt securities by contractual scheduled maturity as of March 31, 2018 were as follows:

	Amortized Cost	Fair Value
Available-for-sale	(Dollars in thousands)
Due from one to five years	$4,302	$4,325
Due from five to ten years	16,319	15,978
Due after ten years	16,047	15,577
	36,668	35,880
Agency mortgage-backed	33,356	32,560
Total debt securities available-for-sale	$70,024	$68,440

Union Bankshares, Inc. Page 9

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

As of March 31, 2018, other investments consisted of mutual funds with a fair value of $502 thousand, a cost basis of $459 thousand and unrealized gains of $43 thousand.

Information pertaining to all investment securities with gross unrealized losses as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

March 31, 2018	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
Debt securities:
U.S. Government- sponsored enterprises	5	$2,381	$(19)	9	$4,216	$(159)	14	$6,597	$(178)
Agency mortgage-backed	38	27,583	(580)	7	4,977	(216)	45	32,560	(796)
State and political subdivisions	25	9,982	(189)	18	7,657	(435)	43	17,639	(624)
Corporate	6	2,826	(86)	2	971	(29)	8	3,797	(115)
Total	74	$42,772	$(874)	36	$17,821	$(839)	110	$60,593	$(1,713)

December 31, 2017	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
Debt securities:
U.S. Government- sponsored enterprises	3	$1,824	$(7)	9	$4,374	$(116)	12	$6,198	$(123)
Agency mortgage-backed	26	19,315	(143)	7	5,222	(131)	33	24,537	(274)
State and political subdivisions	8	3,803	(22)	18	7,899	(217)	26	11,702	(239)
Corporate	2	870	(31)	2	964	(36)	4	1,834	(67)
Total	39	$25,812	$(203)	36	$18,459	$(500)	75	$44,271	$(703)
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

Union Bankshares, Inc. Page 10

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

The Company has the ability to hold the investment securities that had unrealized losses at March 31, 2018 and December 31, 2017 for the foreseeable future and no declines were deemed by management to be OTT.

There were no sales of AFS securities for the three months ended March 31, 2018 and March 31, 2017.

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
The composition of Net loans as of the balance sheet dates were as follows:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Residential real estate	$181,850	$178,999
Construction real estate	43,379	42,935
Commercial real estate	260,695	254,291
Commercial	46,885	50,719
Consumer	3,525	3,894
Municipal	55,326	55,777
Gross loans	591,660	586,615
Allowance for loan losses	(5,405)	(5,408)
Net deferred loan costs	797	795
Net loans	$587,052	$582,002
Qualifying residential first mortgage loans and certain commercial real estate loans with a carrying value of $165.0 million and $164.5 million were pledged as collateral for borrowings from the FHLB under a blanket lien at March 31, 2018 and December 31, 2017, respectively.

Union Bankshares, Inc. Page 11

A summary of current, past due and nonaccrual loans as of the balance sheet dates follows:

March 31, 2018	Current	30-59 Days	60-89 Days	90 Days and Over and Accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$177,929	$2,453	$358	$293	$817	$181,850
Construction real estate	42,919	352	55	—	53	43,379
Commercial real estate	258,127	2,267	—	—	301	260,695
Commercial	46,625	20	10	1	229	46,885
Consumer	3,485	39	1	—	—	3,525
Municipal	55,326	—	—	—	—	55,326
Total	$584,411	$5,131	$424	$294	$1,400	$591,660

December 31, 2017	Current	30-59 Days	60-89 Days	90 Days and Over and Accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$173,914	$3,047	$750	$472	$816	$178,999
Construction real estate	42,857	—	—	22	56	42,935
Commercial real estate	253,266	357	361	—	307	254,291
Commercial	50,675	21	11	—	12	50,719
Consumer	3,884	7	3	—	—	3,894
Municipal	55,777	—	—	—	—	55,777
Total	$580,373	$3,432	$1,125	$494	$1,191	$586,615
There was one residential real estate loan totaling $131 thousand in process of foreclosure at March 31, 2018. Aggregate interest on nonaccrual loans not recognized was $1.2 million and $1.3 million as of March 31, 2018 and 2017, respectively, and $1.2 million as of December 31, 2017.

Note 8.  Allowance for Loan Losses and Credit Quality
The ALL is established for estimated losses in the loan portfolio through a provision for loan losses charged to earnings. For all loan classes, loan losses are charged against the ALL when management believes the loan balance is uncollectible or in accordance with federal guidelines. Subsequent recoveries, if any, are credited to the ALL.

The ALL is maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio as of the balance sheet date. The amount of the ALL is based on management's periodic evaluation of the collectability of the loan portfolio, including the nature, volume and risk characteristics of the portfolio, credit concentrations, trends in historical loss experience, estimated value of any underlying collateral, specific impaired loans and economic conditions. There was no change to the methodology used to estimate the ALL during the first quarter of 2018. While management uses available information to recognize losses on loans, future additions to the ALL may be necessary based on changes in economic conditions or other relevant factors.

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

Union Bankshares, Inc. Page 12

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

Union Bankshares, Inc. Page 13

Changes in the ALL, by class of loans, for the three months ended March 31, 2018 and 2017 were as follows:

For The Three Months Ended March 31, 2018	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2017	$1,361	$488	$2,707	$395	$30	$64	$363	$5,408
Provision (credit) for loan losses	14	6	68	(28)	(4)	(1)	(55)	—
Recoveries of amounts charged off	—	—	—	—	3	—	—	3
	1,375	494	2,775	367	29	63	308	5,411
Amounts charged off	—	—	(2)	—	(4)	—	—	(6)
Balance, March 31, 2018	$1,375	$494	$2,773	$367	$25	$63	$308	$5,405

For The Three Months Ended March 31, 2017	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2016	$1,399	$391	$2,687	$342	$26	$40	$362	$5,247
Provision (credit) for loan losses	29	48	(26)	4	—	2	(57)	—
Recoveries of amounts charged off	2	3	—	—	1	—	—	6
	1,430	442	2,661	346	27	42	305	5,253
Amounts charged off	(58)	—	—	—	(3)	—	—	(61)
Balance, March 31, 2017	$1,372	$442	$2,661	$346	$24	$42	$305	$5,192

The allocation of the ALL, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates were as follows:

March 31, 2018	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$44	$—	$—	$6	$—	$—	$—	$50
Collectively evaluated for impairment	1,331	494	2,773	361	25	63	308	5,355
Total allocated	$1,375	$494	$2,773	$367	$25	$63	$308	$5,405

December 31, 2017	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$47	$—	$1	$—	$—	$—	$—	$48
Collectively evaluated for impairment	1,314	488	2,706	395	30	64	363	5,360
Total allocated	$1,361	$488	$2,707	$395	$30	$64	$363	$5,408

Union Bankshares, Inc. Page 14

The recorded investment in loans, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates were as follows:

March 31, 2018	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,793	$81	$1,056	$374	$—	$—	$3,304
Collectively evaluated for impairment	180,057	43,298	259,639	46,511	3,525	55,326	588,356
Total	$181,850	$43,379	$260,695	$46,885	$3,525	$55,326	$591,660

December 31, 2017	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,718	$82	$1,074	$378	$—	$—	$3,252
Collectively evaluated for impairment	177,281	42,853	253,217	50,341	3,894	55,777	583,363
Total	$178,999	$42,935	$254,291	$50,719	$3,894	$55,777	$586,615

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

The following tables summarize the loan ratings applied to the Company's loans by class as of the balance sheet dates:

March 31, 2018	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$167,824	$35,795	$173,160	$35,525	$3,495	$55,326	$471,125
Satisfactory/Monitor	11,099	7,429	84,478	10,515	28	—	113,549
Substandard	2,927	155	3,057	845	2	—	6,986
Total	$181,850	$43,379	$260,695	$46,885	$3,525	$55,326	$591,660

Union Bankshares, Inc. Page 15

December 31, 2017	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$164,733	$33,401	$177,388	$38,877	$3,859	$55,777	$474,035
Satisfactory/Monitor	11,296	9,374	73,772	11,165	30	—	105,637
Substandard	2,970	160	3,131	677	5	—	6,943
Total	$178,999	$42,935	$254,291	$50,719	$3,894	$55,777	$586,615

The following tables provide information with respect to impaired loans by class of loan as of and for the three months ended March 31, 2018 and March 31, 2017:

	As of March 31, 2018			For The Three Months Ended March 31, 2018
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$235	$244	$44
Commercial	13	13	6
With an allowance recorded	248	257	50

Residential real estate	1,558	2,074	—
Construction real estate	81	81	—
Commercial real estate	1,056	1,137	—
Commercial	361	361	—
With no allowance recorded	3,056	3,653	—

Residential real estate	1,793	2,318	44	$1,755	$12
Construction real estate	81	81	—	82	1
Commercial real estate	1,056	1,137	—	1,065	16
Commercial	374	374	6	376	8
Total	$3,304	$3,910	$50	$3,278	$37
____________________

(1)	Does not reflect government guaranties on impaired loans as of March 31, 2018 totaling $533 thousand.

	As of March 31, 2017			For The Three Months Ended March 31, 2017
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$1,579	$2,087	$61	$1,514	$11
Construction real estate	87	87	—	87	1
Commercial real estate	2,220	2,291	21	2,774	32
Commercial	417	417	—	424	7
Total	$4,303	$4,882	$82	$4,799	$51
____________________

(1)	Does not reflect government guaranties on impaired loans as of March 31, 2017 totaling $623 thousand.

Union Bankshares, Inc. Page 16

The following table provides information with respect to impaired loans as of December 31, 2017:

	December 31, 2017
	Recorded Investment (1)	Principal Balance (1)	Related Allowance
	(Dollars in thousands)
Residential real estate	$238	$247	$47
Commercial real estate	137	141	1
With an allowance recorded	375	388	48

Residential real estate	1,480	1,983	—
Construction real estate	82	82	—
Commercial real estate	937	1,011	—
Commercial	378	378	—
With no allowance recorded	2,877	3,454	—

Residential real estate	1,718	2,230	47
Construction real estate	82	82	—
Commercial real estate	1,074	1,152	1
Commercial	378	378	—
Total	$3,252	$3,842	$48
____________________

(1)	Does not reflect government guaranties on impaired loans as of December 31, 2017 totaling $550 thousand.

The following is a summary of TDR loans by class of loan as of the balance sheet dates:

	March 31, 2018		December 31, 2017
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Residential real estate	25	$1,793	24	$1,718
Construction real estate	1	81	1	82
Commercial real estate	10	1,056	10	1,074
Commercial	3	374	2	378
Total	39	$3,304	37	$3,252
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
The following tables provide new TDR activity for the three months ended March 31, 2018 and 2017:

	New TDRs During the			New TDRs During the
	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Residential real estate	1	$96	$98	3	$140	$149
Commercial	1	13	13	—	—	—

Union Bankshares, Inc. Page 17

There were no TDR loans modified within the previous twelve months that had subsequently defaulted during the three month periods ended March 31, 2018 or March 31, 2017. TDR loans are considered defaulted at 90 days past due.

At March 31, 2018 and December 31, 2017, the Company was not committed to lend any additional funds to borrowers whose loans were nonperforming, impaired or restructured.

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
The Company's pension benefit obligation and net periodic benefit costs for the Plan are actuarially determined based on assumptions regarding the appropriate discount rate, current and expected future return on Plan assets, and anticipated mortality rates. Weighted average assumptions used to determine the net periodic pension cost (benefit) for the three months ended March 31, 2018 and 2017 have remained consistent with assumptions disclosed in the Company's 2017 Annual Report.

Net periodic pension cost (benefit) for the three months ended March 31 consisted of the following components:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Interest cost on projected benefit obligation	$179	$172
Expected return on plan assets	(161)	(243)
Amortization of net loss	151	51
Net periodic cost (benefit)	$169	$(20)

Note 10.  Stock Based Compensation
The Company's current stock based compensation plan is the Union Bankshares, Inc. 2014 Equity Incentive Plan. Under the 2014 Equity Plan, 50,000 shares of the Company’s common stock are available for equity awards of incentive stock options, nonqualified stock options, restricted stock and RSUs to eligible officers and (except for awards of incentive stock options) nonemployee directors. Shares available for issuance of awards under the 2014 Equity Plan consist of unissued shares of the Company’s common stock and/or shares held in treasury. As of March 31, 2018, there were outstanding grants under the plan of RSUs and incentive stock options.

RSUs. Each RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. The general terms of the awards are described in the Company's 2017 Annual Report. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights.

Union Bankshares, Inc. Page 18

The following table presents a summary of the RSUs awarded in accordance with the 2015, 2016, and 2017 Award Plan Summaries, as of March 31, 2018:

	Number of RSUs Granted	Weighted-Average Grant Date Fair Value	Number of Unvested RSUs
2015 Award	5,445	$27.91	730
2016 Award	3,569	45.45	2,026
2017 Award	3,225	$52.95	3,225
Total	12,239		5,981
Unrecognized compensation expense related to the unvested RSUs as of March 31, 2018 and March 31, 2017 was $212 thousand and $186 thousand, respectively.
During the three months ended March 31, 2018, a total of 2,645 contingent RSUs were provisionally granted in accordance with a 2018 Award Plan Summary. The estimated number of contingent RSUs provisionally granted was based on target performance-based payout amounts detailed in the 2018 Award Plan Summary approved by the Board of Directors and on the closing market price of the Company's stock on the March 21, 2018 provisional grant date ($53.95 per share). As with the 2015, 2016, and 2017 grants, one half is in the form of Time-Based RSUs and one-half is in the form of Performance-Based RSUs. The actual number of Time-Based RSUs granted (if any) will be determined as of the earned date of December 31, 2018, based on the closing market price of the Company's stock on that date, while the actual number of Performance-Based RSUs granted (if any) will be determined during the first quarter of 2019, based on actual 2018 performance. The contingent RSUs were granted on substantially the same terms and conditions as the RSUs granted under the previous Award Plan Summaries. As of March 31, 2018, the estimated unrecognized compensation expense related to the provisionally granted RSUs, based on the closing market price of the Company's stock on the provisional grant date of March 21, 2018 was $143 thousand.

Stock options. As of March 31, 2018, 4,500 incentive stock options granted in December 2014 under the 2014 Equity Plan remained outstanding and exercisable and will expire in December 2021. There was no unrecognized compensation expense related to these options as of March 31, 2018. The estimated intrinsic value of these options was $121 thousand as of March 31, 2018.

As of March 31, 2018, 3,000 incentive stock options granted under the 2008 ISO Plan remained outstanding and exercisable, with the last of such options expiring in December 2020. There was no unrecognized compensation expense related to these options as of March 31, 2018. The estimated intrinsic value of these options was $86 thousand as of March 31, 2018.

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

As of the balance sheet dates, the components of Accumulated OCI, net of tax, were:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Net unrealized loss on investment securities available-for-sale	$(1,251)	$(301)
Defined benefit pension plan net unrealized actuarial loss	(4,795)	(4,795)
Total	$(6,046)	$(5,096)

Union Bankshares, Inc. Page 19

The following table discloses the tax effects allocated to each component of OCI for the three months ended March 31:

	Three Months Ended
	March 31, 2018			March 31, 2017
	Before-Tax Amount	Tax (Expense) Benefit (1)	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit (1)	Net-of-Tax Amount
	(Dollars in thousands)
Investment securities available-for-sale:
Net unrealized holding (losses) gains arising during the period on investment securities available-for-sale	$(1,203)	$253	$(950)	$341	$(116)	$225
Total other comprehensive (loss) income	$(1,203)	$253	$(950)	$341	$(116)	$225
__________________

(1)	Tax expense/benefit is calculated using a marginal tax rate of 21% and 34% for the three months ended March 31, 2018 and 2017, respectively.

There were no reclassification adjustments from OCI for the three months ended March 31, 2018 and 2017.

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
Mutual funds: Mutual funds have been valued using unadjusted quoted prices from active markets and therefore have been classified as Level 1.

Union Bankshares, Inc. Page 20

Assets measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2018:	(Dollars in thousands)
Debt securities AFS:
U.S. Government-sponsored enterprises	$7,261	$—	$7,261	$—
Agency mortgage-backed	32,560	—	32,560	—
State and political subdivisions	24,322	—	24,322	—
Corporate	4,297	—	4,297	—
Total debt securities	$68,440	$—	$68,440	$—

Other investments:
Mutual funds	$502	$502	$—	$—

December 31, 2017:
Debt securities AFS:
U.S. Government-sponsored enterprises	$7,695	$—	$7,695	$—
Agency mortgage-backed	28,116	—	28,116	—
State and political subdivisions	24,714	—	24,714	—
Corporate	4,393	—	4,393	—
Total debt securities	64,918	—	64,918	—
Mutual funds	521	521	—	—
Total	$65,439	$521	$64,918	$—
There were no significant transfers in or out of Levels 1 and 2 during the three months ended March 31, 2018, nor were there any Level 3 assets at any time during either period. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as collateral-dependent impaired loans, HTM securities, MSRs and OREO, were not considered material at March 31, 2018 or December 31, 2017. The Company has not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.

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

Union Bankshares, Inc. Page 21

Interest bearing deposits in banks: Fair values for interest bearing deposits in banks are based on discounted present values of cash flows and are classified as Level 2.

Investment securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair value measurements consider observable data which may include market maker bids, quotes and pricing models. Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows. Mutual funds have been valued using unadjusted quoted prices from active markets. Investment securities are classified as Level 1 or Level 2 depending on availability of recent trade information.

Loans held for sale: The fair value of loans held for sale is estimated based on quotes from third party vendors, resulting in a Level 2 classification.

Loans: The fair values of loans are estimated for portfolios of loans with similar financial characteristics and segregated by loan class or segment. For variable-rate loan categories that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts adjusted for credit risk. The fair values for other loans (for example, fixed-rate residential, commercial real estate, and rental property mortgage loans as well as commercial and industrial loans) are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future cash flows, future expected loss experience and risk characteristics. As of March 31, 2018, the Company implemented exit pricing valuation methodologies which incorporate a liquidity premium adjustment into the fair value estimate of all loan portfolios. This adjustment factors the costs/market inefficiencies associated with the sale of a financial instrument into the fair value estimate. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable. The fair value methods and assumptions that utilize unobservable inputs as defined by current accounting standards are classified as Level 3.

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

Union Bankshares, Inc. Page 22

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	March 31, 2018
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$13,246	$13,246	$13,246	$—	$—
Interest bearing deposits in banks	9,601	9,510	—	9,510	—
Investment securities	68,942	68,942	502	68,440	—
Loans held for sale	2,938	2,969	—	2,969	—
Loans, net
Residential real estate	180,720	179,098	—	—	179,098
Construction real estate	42,943	42,231	—	—	42,231
Commercial real estate	257,965	257,596	—	—	257,596
Commercial	46,581	45,339	—	—	45,339
Consumer	3,505	3,521	—	—	3,521
Municipal	55,338	55,143	—	—	55,143
Accrued interest receivable	2,468	2,468	—	393	2,075
Nonmarketable equity securities	2,331	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$128,951	$128,951	$128,951	$—	$—
Interest bearing	392,027	392,027	392,027	—	—
Time	102,865	101,406	—	101,406	—
Borrowed funds
Short-term	122	122	122	—	—
Long-term	31,143	30,951	—	30,951	—
Accrued interest payable	97	97	—	97	—

Union Bankshares, Inc. Page 23

	December 31, 2017
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$38,508	$38,508	$38,508	$—	$—
Interest bearing deposits in banks	9,352	9,333	—	9,333	—
Investment securities	66,439	66,438	521	65,917	—
Loans held for sale	7,947	8,111	—	8,111	—
Loans, net
Residential real estate	177,880	178,818	—	—	178,818
Construction real estate	42,505	42,069	—	—	42,069
Commercial real estate	251,566	248,746	—	—	248,746
Commercial	50,393	49,132	—	—	49,132
Consumer	3,869	3,919	—	—	3,919
Municipal	55,789	55,778	—	—	55,778
Accrued interest receivable	2,500	2,500	—	395	2,105
Nonmarketable equity securities	2,331	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$127,824	$127,824	$127,824	$—	$—
Interest bearing	418,621	418,621	418,621	—	—
Time	101,129	99,967	—	99,967	—
Borrowed funds
Short-term	1,365	1,364	1,364	—	—
Long-term	30,216	29,039	—	29,039	—
Accrued interest payable	97	97	—	97	—
The carrying amounts in the preceding tables are included in the consolidated balance sheets under the applicable captions.

Note 13. Subsequent Events
Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with GAAP. Events occurring subsequent to March 31, 2018 have been evaluated as to their potential impact to the consolidated financial statements.

On April 18, 2018, the Company declared a regular quarterly cash dividend of $0.30 per share, payable May 10, 2018, to stockholders of record on April 30, 2018.

Union Bankshares, Inc. Page 24

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
GENERAL
The following discussion and analysis focuses on those factors that, in management's view, had a material effect on the financial position of the Company as of March 31, 2018 and December 31, 2017, and its results of operations for the three months ended March 31, 2018 and 2017. This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company's 2017 Annual Report In the opinion of the Company's management, the interim unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim periods presented. Management is not aware of the occurrence of any events after March 31, 2018 which would materially affect the information presented.
Please refer to Note 1 in the Company's unaudited interim consolidated financial statements at Part I, Item 1 of this Report for definitions of acronyms, abbreviations and capitalized terms used throughout the following discussion and analysis.

CAUTIONARY ADVICE ABOUT FORWARD LOOKING STATEMENTS
The Company, "we," "us," "our," may from time to time make written or oral statements that are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include financial projections, statements of plans and objectives for future operations, estimates of future economic performance or conditions and assumptions relating thereto. The Company may include forward-looking statements in its filings with the SEC, in its reports to stockholders, including this quarterly report, in press releases, other written materials, and in statements made by senior management to analysts, rating agencies, institutional investors, representatives of the media and others.
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

•
Increased competitive pressures, including those from tax-advantaged credit unions and other financial service providers in our northern Vermont and New Hampshire market area or in the financial services industry generally, from increasing consolidation and integration of financial service providers, and from changes in technology and delivery systems;

•	Interest rates change in a way that puts pressure on the Company's margins, or that results in lower fee income and lower gain on sale of real estate loans, or that increases our interest costs;

•
Changes in laws or government rules, or the way in which courts or government agencies interpret or implement those laws or rules, that increase our costs of doing business or otherwise adversely affect our business;

•	Further changes in federal or state tax policy;

•	Changes in our level of nonperforming assets and charge-offs;

•	Changes in depositor behavior resulting in movement of funds out of bank deposits and into the stock market or other higher-yielding investments;

•	Changes in estimates of future reserve requirements based upon relevant regulatory and accounting requirements;

•	Changes in information technology that require increased capital spending or that result in new or increased risks;

•	Changes in consumer and business spending, borrowing and savings habits;

•	Changes in accounting principles, including those governing the manner of estimating our credit risk and calculating our loan loss reserve;

•
Changes affecting the calculation of the amount of the contribution that will be required to settle our obligations in connection with termination of our defined benefit pension plan and the impact of such termination on our net income in 2018;

•	Further changes to the regulations governing the calculation of the Company’s regulatory capital ratios;

•	Increased cybersecurity threats; and

•	The effect of and changes in the United States monetary and fiscal policies, including interest rate policies and regulation of the money supply by the FRB.

Union Bankshares, Inc. Page 25

When evaluating forward-looking statements to make decisions about the Company and our stock, investors and others are cautioned to consider these and other risks and uncertainties, and are reminded not to place undue reliance on such statements. Investors should not consider the foregoing list of factors to be a complete list of risks or uncertainties. Forward-looking statements speak only as of the date they are made and the Company undertakes no obligation to update them to reflect new or changed information or events, except as may be required by federal securities laws.

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

CRITICAL ACCOUNTING POLICIES
The Company has established various accounting policies which govern the application of GAAP in the preparation of the Company's consolidated financial statements. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the reported amount of assets, liabilities, capital, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require management to make its most difficult and subjective judgments, often as a result of the need to make estimates on matters that are inherently uncertain. Based on this definition, management has identified the accounting policies and judgments most critical to the Company. They include establishing the amount of ALL, evaluating our investment securities for OTTI, valuing our intangible assets and determining the amount of our defined benefit pension plan obligation and net periodic cost/(benefit) as well as the amount of our required contribution in connection with termination of the Plan.The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from estimates and have a material impact on the carrying value of assets, liabilities, or capital, and/or the results of operations of the Company.

Please refer to the Company's 2017 Annual Report on Form 10-K for a more in-depth discussion of the Company's critical accounting policies. There have been no changes to the Company's critical accounting policies since the filing of that report.

OVERVIEW
As discussed in the Company's 2017 Annual Report , on October 18, 2017, the Company's Board of Directors voted to terminate Union Bank’s Defined Benefit Pension Plan. The Company anticipates completing the transfer of all liabilities and administrative responsibilities under the Plan by December 31, 2018. Once the process is complete, the Company will no longer have any remaining defined benefit pension plan obligations and thus no periodic pension expense in future periods.
Additionally, passage of the 2017 Tax Act reduced the Company's federal income tax rate from 34% to 21% effective January 1, 2018. The rate reduction has had a positive impact on earnings for the first three months of 2018.(See Results of Operations, Provision for Income Taxes on page 31.)
The Company's net income was $2.7 million for the quarter ended March 31, 2018 compared to $1.9 million for the quarter ended March 31, 2017, an increase of $817 thousand, or 42.3%. These results reflected an increase in the Company's net interest income of $622 thousand, or 9.9%, an increase in noninterest income of $238 thousand, or 10.7%, and a decrease in the provision for income taxes of $151 thousand, or 22.7%. These positive changes were partially offset by an increase in noninterest expenses of $194 thousand, or 3.3%.
At March 31, 2018, the Company had total consolidated assets of $722.7 million, including gross loans and loans held for sale (total loans) of $594.6 million, deposits of $623.8 million and stockholders' equity of $59.2 million. The Company’s total assets

Union Bankshares, Inc. Page 26

at March 31, 2018 decreased $23.1 million, or 3.1%, from $745.8 million at December 31, 2017, and increased $46.3 million, or 6.8%, compared to March 31, 2017. (See Financial Condition on page 31.)
The Company's total capital increased from $58.7 million at December 31, 2017 to $59.2 million at March 31, 2018. This increase primarily reflects net income of $2.7 million for the first three months of 2018, partially offset by an increase of $950 thousand in accumulated other comprehensive loss and regular cash dividends paid of $1.3 million. (See Capital Resources on page 38.)
The following unaudited per share information and key ratios depict several measurements of performance or financial condition at or for the three months ended March 31, 2018 and 2017, respectively:

	Three Months Ended or At March 31,
	2018	2017
Return on average assets (1)	1.51%	1.14%
Return on average equity (1)	18.76%	13.67%
Net interest margin (1)(2)	4.15%	4.15%
Efficiency ratio (3)	64.48%	67.95%
Net interest spread (4)	4.04%	4.06%
Loan to deposit ratio	95.31%	92.84%
Net loan charge-offs to average loans not held for sale (1)	—%	0.04%
Allowance for loan losses to loans not held for sale	0.91%	0.97%
Nonperforming assets to total assets (5)	0.23%	0.49%
Equity to assets	8.19%	8.45%
Total capital to risk weighted assets	13.96%	13.40%
Book value per share	$13.25	$12.81
Earnings per share	$0.62	$0.43
Dividends paid per share	$0.30	$0.29
Dividend payout ratio (6)	48.39%	67.44%
__________________

(1)	Annualized.

(2)	The ratio of tax equivalent net interest income to average earning assets. See page 28 for more information.

(3)	The ratio of noninterest expense to tax equivalent net interest income and noninterest income, excluding securities gains (losses).

(4)	The difference between the average yield on earning assets and the average rate paid on interest bearing liabilities. See page 28 for more information.

(5)	Nonperforming assets are loans or investment securities that are in nonaccrual or 90 or more days past due as well as OREO or OAO.

(6)	Cash dividends declared and paid per share divided by consolidated net income per share.

RESULTS OF OPERATIONS
Net Interest Income. The largest component of the Company’s operating income is net interest income, which is the difference between interest and dividend income received from earning assets and interest expense paid on interest bearing liabilities. Net interest income is affected by various factors including, but not limited to changes in interest rates, loan and deposit pricing strategies, the volume and mix of interest earning assets and interest bearing liabilities, and the level of nonperforming assets. Net interest margin is calculated as the net interest income on a fully tax equivalent basis as a percentage of average earning assets. As a result of the 2017 Tax Act, our corporate tax rate has declined from 34% in prior years to 21% in 2018. Accordingly, the factor utilized in calculating tax equivalent interest income has declined, resulting in lower yields on the tax advantaged earning assets.
The Company’s net interest income increased $622 thousand, or 9.9%, to $6.9 million for the three months ended March 31, 2018 from $6.3 million for the three months ended March 31, 2017. The net interest spread decreased two bps to 4.04% for the first quarter of 2018, from 4.06% for the same period last year, reflecting a six bp increase in the average rate paid on interest bearing liabilities, partially offset by a four bp increase in the average yield earned on interest earning assets between periods. Interest income on loans increased $677 thousand to $7.0 million for the three months ended March 31, 2018 from $6.3 million for the three months ended March 31, 2017 due to an increase in the average volume of loans outstanding of $53.2 million during the 20

Union Bankshares, Inc. Page 27

18 comparison period. Interest income on investment securities increased $17 thousand between periods despite a slight decline in average volume and a 15 bp decrease in the average yield as a result of a decrease in the tax equivalent factor.
The average rate paid on interest bearing liabilities increased six bps, to 0.49% for the first quarter of 2018 compared to 0.43% for the first quarter of 2017. Average rates paid increased in all deposit categories while the average rate paid on borrowed funds remained unchanged. The Company may need to continue to increase rates paid on deposit accounts to remain competitive as short term interest rates and competition for deposit monies continues to increase. Additionally, funding sources other than core deposits may be necessary to fund loan demand which may have a higher cost. These changes could result in increased pressure on our net interest spread. The net interest margin was unchanged at 4.15% for the three months ended March 31, 2018 and March 31, 2017.
The following table shows for the periods indicated the total amount of income recorded from average interest earning assets, the related average tax equivalent yields, the interest expense associated with average interest bearing liabilities, the related average rates paid, and the resulting tax equivalent net interest spread and margin.

	Three Months Ended March 31,
	2018			2017
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$16,457	$53	1.28%	$19,217	$30	0.63%
Interest bearing deposits in banks	9,957	45	1.83%	9,252	35	1.54%
Investment securities (1), (2)	68,413	445	2.81%	68,456	428	2.96%
Loans, net (1), (3)	590,321	6,999	4.87%	537,117	6,322	4.87%
Nonmarketable equity securities	2,362	29	4.95%	2,354	24	4.16%
Total interest earning assets (1)	687,510	7,571	4.53%	636,396	6,839	4.49%
Cash and due from banks	3,945			4,123
Premises and equipment	14,177			13,416
Other assets	22,359			22,062
Total assets	$727,991			$675,997
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$145,091	47	0.13%	$140,253	39	0.11%
Savings/money market accounts	258,066	298	0.47%	230,935	211	0.37%
Time deposits	101,793	188	0.75%	103,723	172	0.67%
Borrowed funds	32,343	114	1.41%	32,720	115	1.41%
Total interest bearing liabilities	537,293	647	0.49%	507,631	537	0.43%
Noninterest bearing deposits	124,875			106,794
Other liabilities	7,265			5,109
Total liabilities	669,433			619,534
Stockholders' equity	58,558			56,463
Total liabilities and stockholders’ equity	$727,991			$675,997
Net interest income		$6,924			$6,302
Net interest spread (1)			4.04%			4.06%
Net interest margin (1)			4.15%			4.15%
__________________

(1)	Average yields reported on a tax equivalent basis using a marginal tax rate of 21% and 34% for the three months ended March 31, 2018 and 2017, respectively.

(2)	Average balances of investment securities are calculated on the amortized cost basis and include nonaccrual securities, if applicable.

(3)	Includes loans held for sale as well as nonaccrual loans, unamortized costs and unamortized premiums and is net of the allowance for loan losses.

Union Bankshares, Inc. Page 28

Tax exempt interest income amounted to $506 thousand and $433 thousand for the three months ended March 31, 2018 and 2017, respectively. The following table presents the effect of tax exempt income on the calculation of net interest income, using a marginal tax rate of 21% and 34% for the three months ended March 31, 2018 and 2017, respectively:

	For the Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Net interest income, as presented	$6,924	$6,302
Effect of tax-exempt interest
Investment securities	34	79
Loans	85	130
Net interest income, tax equivalent	$7,043	$6,511

Rate/Volume Analysis. The following table describes the extent to which changes in average interest rates (on a fully tax-equivalent basis) and changes in volume of average interest earning assets and interest bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to:

•	changes in volume (change in volume multiplied by prior rate);

•	changes in rate (change in rate multiplied by prior volume); and

•	total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017 Increase/(Decrease) Due to Change In
	Volume (1)	Rate (1)	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$(4)	$27	$23
Interest bearing deposits in banks	3	7	10
Investment securities	—	17	17
Loans, net	677	—	677
Nonmarketable equity securities	—	5	5
Total interest earning assets	$676	$56	$732
Interest bearing liabilities:
Interest bearing checking accounts	$2	$6	$8
Savings/money market accounts	27	60	87
Time deposits	(3)	19	16
Borrowed funds	(1)	—	(1)
Total interest bearing liabilities	$25	$85	$110
Net change in net interest income	$651	$(29)	$622
__________________

(1)	Tax equivalent interest income is calculated using a marginal tax rate of 21% and 34% for the three months ended March 31, 2018 and 2017, respectively.

Provision for Loan Losses. There was no loan loss provision recorded for three month periods ended March 31, 2018 or March 31, 2017. No provision for the first three months of 2018 was deemed appropriate by management based on the size and mix of the loan portfolio, the level of nonperforming loans, the results of the qualitative factor review and prevailing existing economic conditions. For further details, see FINANCIAL CONDITION- Allowance for Loan Losses and Asset Quality below.

Union Bankshares, Inc. Page 29

Noninterest Income. Noninterest income was $2.5 million for the three months ended March 31, 2018, compared to $2.2 million, for the three months ended March 31, 2017. The following table sets forth the components of noninterest income and changes from 2017 to 2018:

	For The Three Months Ended March 31,
	2018	2017	$ Variance	% Variance
	(Dollars in thousands)
Trust income	$193	$178	$15	8.4
Service fees	1,487	1,440	47	3.3
Net gains on sales of loans held for sale	295	508	(213)	(41.9)
Income from Company-owned life insurance	312	60	252	420.0
Other income	184	47	137	291.5
Total noninterest income	$2,471	$2,233	$238	10.7
The significant changes in noninterest income for the three months ended March 31, 2018 compared to the same period of 2017 are described below:

•
Service fees. Total service fees increased $47 thousand for the three months ended March 31, 2018 compared to the same period in 2017 due to increases of $23 thousand in overdraft fees and $31 thousand in loan servicing income, partially offset by nominal decreases in other miscellaneous fee income.

•
Net gains on sales of loans held for sale. Continuing the Company's strategy to mitigate long-term interest rate risk, residential and commercial loans totaling $23.1 million were sold during the first quarter of 2018, versus residential loan sales of $28.5 million during the first quarter of 2017. The decline in net gains on sales of real estate loans is due to a combination of lower volumes of loans sold and lower average premiums on sold loans between periods reflecting a rising interest rate environment.

•
Income from Company-owned life insurance. Proceeds from the death benefit on an insurance policy on the life of a former director resulted in $252 thousand of additional income during the first quarter of 2018.

•
Other income. Other income increased between periods due to the gain on the sale of a bank owned branch building of $191 thousand during the first quarter of 2018, partially offset by decreases of $43 thousand in MSR income and $11 thousand of miscellaneous noninterest income.

Noninterest Expense. Noninterest expense increased $194 thousand, or 3.3%, for the three months ended March 31, 2018 compared to the same period in 2017. The following table sets forth the components of noninterest expense and changes between the three month comparison periods of 2018 and 2017:

	For The Three Months Ended March 31,
	2018	2017	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$2,649	$2,568	$81	3.2
Pension and employee benefits	958	879	79	9.0
Occupancy expense, net	395	390	5	1.3
Equipment expense	535	534	1	0.2
Electronic banking expenses	68	28	40	142.9
Other expenses	1,530	1,542	(12)	(0.8)
Total noninterest expense	$6,135	$5,941	$194	3.3
The significant changes in noninterest expense for the three months ended March 31, 2018 compared to the same period of 2017 are described below:

•
Salaries and wages. Salaries and wages increased $81 thousand for the three months ended March 31, 2018 compared to the same period of 2017 due to normal salary increases, partially offset by a reduction in commissions paid to mortgage loan originators.

•
Pension and employee benefits. Pension and employee benefits increased $79 thousand for the three months ended March 31, 2018 compared to the same period in 2017. The increase is the result of an increase in pension expense of $190 thousand,

Union Bankshares, Inc. Page 30

partially offset by a reduction in the cost of the Company's medical plan of $119 thousand. The reduction in the Company's medical plan costs in 2018 reflects a $242 thousand plan credit due to favorable 2017 claims experience. A similar experience based credit received in 2017 was $130 thousand. As discussed in Note 9, the Company plans to terminate its defined benefit pension plan during 2018 with the settlement of assets and liabilities expected to occur during the fourth quarter of 2018. The Company will continue to recognize pension related costs during its interim periods until the plan has been settled.

•
Electronic banking expenses. During the first quarter of 2018 Union changed its service provider for its internet and mobile banking product. The new product was selected to provide a more robust product to Union's customers that includes additional functionality. The utilization of the product resulted in an increase in electronic banking expenses of $40 thousand between periods.

Provision for Income Taxes. The Company has provided for current and deferred federal income taxes for the three months ended March 31, 2018 and 2017. The Company's net provision for income taxes was $513 thousand for the three months ended March 31, 2018, compared to $664 thousand for the same period in 2017. The Company's effective tax rate was 15.7% and 25.6% for the three months ended March 31, 2018, and 2017, respectively. The reduction in the effective tax rate was primarily due to a decrease in the corporate income tax rate from 34% to 21% as a result of the 2017 Tax Act.
Amortization expense related to limited partnership investments is included as a component of tax expense and amounted to $140 thousand and $157 thousand for the three months ended March 31, 2018, and 2017 respectively. These investments provide tax benefits, including tax credits. Low income housing tax credits with respect to limited partnership investments are also included as a component of income tax expense and amounted to $148 thousand for the three months ended March 31, 2018, and $158 thousand for the three months ended March 31, 2017.

FINANCIAL CONDITION

At March 31, 2018, the Company had total consolidated assets of $722.7 million, including gross loans and loans held for sale (total loans) of $594.6 million, deposits of $623.8 million and stockholders' equity of $59.2 million. The Company’s total assets at March 31, 2018 decreased $23.1 million, or 3.1%, from $745.8 million at December 31, 2017, and increased $46.3 million, or 6.8%, compared to March 31, 2017.

Net loans and loans held for sale totaled $590.0 million, or 81.6% of total assets at March 31, 2018, compared to $589.9 million, or 79.1% of total assets at December 31, 2017. (See Loans Held for Sale and Loan Portfolio below.)

Total deposits decreased $23.7 million, or 3.7%, to $623.8 million at March 31, 2018, from $647.6 million at December 31, 2017. Interest bearing deposits decreased $26.6 million, or 6.4%, which was partially offset by increases in noninterest bearing deposits of $1.1 million, or 0.9%, and time deposits of $1.7 million, or 1.7%. The decline in total deposits between periods is related to seasonal fluctuations in municipal deposit account balances. (See average balances and rates in the Yields Earned and Rates Paid tables on page 28.)

Total borrowed funds decreased $316 thousand, or 1.0%, from $31.6 million at December 31, 2017 to $31.3 million at March 31, 2018. Customer overnight collateralized repurchase sweeps decreased $1.2 million, while FHLB advances increased $928 thousand between December 31, 2017 and March 31, 2018. (See Borrowings on page 36.)

Total stockholders’ equity increased $503 thousand to $59.2 million at March 31, 2018 from $58.7 million at December 31, 2017. (See Capital Resources on page 38.)

Loans Held for Sale and Loan Portfolio. Total loans (including loans held for sale) was $594.6 million, unchanged from December 31, 2017, and represented 82.3% of assets at March 31, 2018 and 79.7% of assets at December 31, 2017. The total loan portfolio at March 31, 2018 increased $54.2 million compared to the March 31, 2017 level of $540.4 million, representing 79.9% of assets. The Company’s loans consist primarily of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Real estate secured loans represented $488.9 million, or 82.2% of total loans at March 31, 2018 and $484.2 million, or 81.4% of total loans at December 31, 2017. Although competition for good loans is strong, especially in the commercial sector, the Company has been able to originate loans to both current and new customers while maintaining credit quality. The composition of the Company’s loan portfolio remained relatively unchanged from December 31, 2017. There was no material change in the Company’s lending programs or terms during the three months ended March 31, 2018.

Union Bankshares, Inc. Page 31

The composition of the Company's loan portfolio as of March 31, 2018 and December 31, 2017 was as follows:

	March 31, 2018		December 31, 2017
Loan Class	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$181,850	30.6	$178,999	30.1
Construction real estate	43,379	7.3	42,935	7.2
Commercial real estate	260,695	43.8	254,291	42.8
Commercial	46,885	7.9	50,719	8.5
Consumer	3,525	0.6	3,894	0.7
Municipal	55,326	9.3	55,777	9.4
Loans held for sale	2,938	0.5	7,947	1.3
Total loans	594,598	100.0	594,562	100.0
Allowance for loan losses	(5,405)		(5,408)
Unamortized net loan costs	797		795
Net loans and loans held for sale	$589,990		$589,949
The Company originates and sells qualified residential mortgage loans in various secondary market avenues, with a majority of sales made to the FHLMC/Freddie Mac, generally with servicing rights retained. At March 31, 2018, the Company serviced a $675.6 million residential real estate mortgage portfolio, of which $2.9 million was held for sale and approximately $490.8 million was serviced for unaffiliated third parties.

The Company sold $23.1 million of qualified residential real estate loans primarily originated during the first three months of 2018 to the secondary market to mitigate long-term interest rate risk and to generate fee income, compared to sales of $28.5 million during the first three months of 2017. The Company originates and sells FHA, VA, and RD residential mortgage loans, and also has an Unconditional Direct Endorsement Approval from HUD which allows the Company to approve FHA loans originated in any of its Vermont or New Hampshire locations without needing prior HUD underwriting approval. The Company sells VA and FHA loans as originated with servicing released. Some of the government backed loans qualify for zero down payments without geographic or income restrictions. These loan products increase the Company's ability to serve the borrowing needs of residents in the communities we serve, including low and moderate income borrowers, while the government guaranty mitigates our exposure to credit risk.

The Company also originates commercial real estate and commercial loans under various SBA, USDA and State sponsored programs that provide a government agency guaranty for a portion of the loan amount. There was $4.3 million guaranteed under these various programs at March 31, 2018 on an aggregate balance of $5.5 million in subject loans. The Company occasionally sells the guaranteed portion of the loan to other financial concerns and retains servicing rights, which generates fee income. There were no commercial loans sold in the first three months of 2018 and $27 thousand of commercial loans sold in the first three months of 2017. The Company recognizes gains and losses on the sale of the principal portion of these loans as they occur.

The Company serviced $13.9 million of commercial and commercial real estate loans for unaffiliated third parties as of March 31, 2018. This includes $11.6 million of commercial or commercial real estate loans the Company has participated out to other financial institutions, in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.

As of March 31, 2018, there were $1.1 billion in total loans serviced, an increase of $5.6 million compared to December 31, 2017. Total loans serviced at March 31, 2018 included total loans on the balance sheet of $594.6 million as well as total loans sold with servicing retained of $504.8 million.

The Company capitalizes MSRs for all loans sold with servicing retained and recognizes gains and losses on the sale of the principal portion of these loans as they occur. The unamortized balance of MSRs on loans sold with servicing retained was $1.7 million at March 31, 2018, with an estimated market value in excess of the carrying value as of such date. Management periodically evaluates and measures the servicing assets for impairment.

Qualifying residential first mortgage loans and certain commercial real estate loans with a carrying value of $165.0 million were pledged as collateral for borrowings from the FHLB under a blanket lien at March 31, 2018.

Union Bankshares, Inc. Page 32

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
Repossessed assets and loans or investments that are 90 days or more past due are considered to be nonperforming assets.The following table shows the composition of nonperforming assets at the dates indicated and trends in certain ratios monitored by the Company's management in reviewing asset quality:

	As of or for the three months ended	As of or for the year ended	As of or for the three months ended
	March 31, 2018	December 31, 2017	March 31, 2017
	(Dollars in thousands)
Nonaccrual loans	$1,400	$1,191	$3,083
Accruing loans 90+ days delinquent	294	494	257
Total nonperforming loans (1)	1,694	1,685	3,340
OREO	—	36	—
Total nonperforming assets (1)	$1,694	$1,721	$3,340
ALL to loans not held for sale	0.91%	0.92%	0.97%
ALL to nonperforming loans	319.07%	320.95%	155.45%
Nonperforming loans to total loans	0.28%	0.28%	0.62%
Nonperforming assets to total assets	0.23%	0.23%	0.49%
Delinquent loans (30 days to nonaccruing) to total loans	1.22%	1.05%	1.64%
Net charge-offs (annualized) to average loans not held for sale	—%	0.01%	0.04%
____________________

(1)
The Company had guarantees of U.S. or state government agencies on the above nonperforming loans totaling $129 thousand at March 31, 2018, $131 thousand at December 31, 2017, and $333 thousand at March 31, 2017.

The level of nonaccrual loans increased $209 thousand, or 17.5%, since December 31, 2017, and accruing loans delinquent 90 days or more decreased $200 thousand, or 40.5%, during the same time period. There was one residential real estate loan totaling $131 thousand in process of foreclosure at March 31, 2018. The aggregate interest income not recognized on nonaccrual loans amounted to approximately $1.2 million and $1.3 million as of March 31, 2018 and 2017, respectively, and $1.2 million as of December 31, 2017.
At March 31, 2018, the Company had loans rated substandard that were on performing status totaling $3.2 million, compared to $3.0 million at December 31, 2017. In management's view, substandard loans represent a higher degree of risk of becoming nonperforming loans in the future. The Company’s management is focused on the impact that the economy may have on its borrowers and closely monitors industry and geographic concentrations for evidence of financial problems. The past two winter seasons have brought cold temperatures and snowfall to the area, which appears to have improved the related business' financial performance. Improvement in local economic indicators have also been identified over the past two years. The unemployment rate has stabilized in Vermont and was 2.8% for March 2018 compared to 3.0% for March 2017. The New Hampshire unemployment rate was 2.6% for March 2018 compared to 2.8% for March 2017. These rates compare favorably with the nationwide unemployment rate of 4.1% and 4.5% for the comparable periods. Management will continue to monitor the national, regional and local economic environment and its impact on unemployment, business failures and real estate values in the Company’s market area.
On occasion, the Company acquires residential or commercial real estate properties through or in lieu of loan foreclosure. These properties are held for sale and are initially recorded as OREO at fair value less estimated selling costs at the date of the Company’s acquisition of the property, with fair value based on an appraisal for more significant properties and on a broker’s price opinion for less significant properties. Holding costs and declines in the fair value of properties acquired are expensed as incurred. Declines in the fair value after acquisition of the property result in charges against income before tax. There were no such declines for the three months ended March 31, 2018, or March 31, 2017. The Company evaluates each OREO property at least quarterly for

Union Bankshares, Inc. Page 33

changes in the fair value. The Company had no properties classified as OREO at March 31, 2018 or March 31, 2017 and one residential real estate property valued at $36 thousand classified as OREO at December 31, 2017.
Allowance for Loan Losses. Some of the Company’s loan customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge off a portion or all of the remaining principal balance due. The Company maintains an ALL to absorb such losses. The ALL is maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio as of the evaluation date; however, actual loan losses may vary from current estimates. The Company's policy and methodologies for establishing the ALL, described in the Company's 2017 Annual Report did not change during the first three months of 2018.
Impaired loans were $3.3 million at March 31, 2018, with government guaranties of $533 thousand and a specific reserve amount allocated of $50 thousand. Impaired loans at December 31, 2017 were $3.3 million, with government guaranties of $550 thousand and a specific reserve amount allocated of $48 thousand. All of the impaired loans were also TDR loans at March 31, 2018 and December 31, 2017. Based on management's evaluation of the Company's historical loss experience on substandard commercial loans, commercial loans with balances greater than $500 thousand was established as the threshold for individual impairment evaluation with a specific reserve allocated when warranted. Commercial loans with balances under this threshold are collectively evaluated for impairment as a homogeneous pool of loans, unless such loans are subject to a restructuring agreement or have been identified as impaired as part of a larger customer relationship. The specific reserve amount allocated to individually identified impaired loans increased $2 thousand as a result of the March 31, 2018 impairment evaluation.
The following table reflects activity in the ALL for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$5,408	$5,247
Charge-offs	(6)	(61)
Recoveries	3	6
Net charge-offs	(3)	(55)
Provision for loan losses	—	—
Balance at end of period	$5,405	$5,192
The following table (net of loans held for sale) shows the internal breakdown by risk component of the Company's ALL and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

	March 31, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$1,375	30.7	$1,375	30.5
Construction real estate	494	7.3	494	7.3
Commercial real estate	2,773	44.1	2,773	43.4
Commercial	367	7.9	367	8.6
Consumer	25	0.6	25	0.7
Municipal	63	9.4	63	9.5
Unallocated	308	—	308	—
Total	$5,405	100.0	$5,405	100.0

Notwithstanding the categories shown in the table above or any specific allocation under the Company's ALL methodology, all funds in the ALL are available to absorb loan losses in the portfolio, regardless of loan category or specific allocation.

There were no changes to the reserve factors assigned to any of the loan portfolios based on the qualitative factor reviews performed during the first three months of 2018. Management of the Company believes, in its best estimate, that the ALL at March 31, 2018 is appropriate to cover probable credit losses inherent in the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the ALL at March 31, 2018. In addition, our banking regulators, as an integral part of their examination process, periodically review our ALL. Such

Union Bankshares, Inc. Page 34

agencies may require us to recognize adjustments to the ALL based on their judgments about information available to them at the time of their examination. A large adjustment to the ALL for losses in future periods could require increased provisions to replenish the ALL, which could negatively affect earnings. Management continues to be cautiously optimistic about the collectability of the Company's loan portfolio.

Investment Activities. At March 31, 2018, investment securities classified as AFS totaled $68.4 million, comprising 9.5% of total assets, compared to $65.4 million, or 8.8% of total assets at December 31, 2017 . Total investment securities decreased $2.0 million, or 3.0%, from $66.4 million, or 8.9% of total assets at December 31, 2017. Net unrealized losses for the Company’s AFS investment securities portfolio were $1.6 million as of March 31, 2018, compared to net unrealized losses of $381 thousand as of December 31, 2017. Net unrealized losses of $1.3 million, net of income tax effect, were reflected in the Company’s accumulated OCI component of stockholders’ equity at March 31, 2018. There were no securities classified as HTM at March 31, 2018 and $1.0 million in investment securities classified as HTM at December 31, 2017. No declines in value were deemed by management to be OTT at March 31, 2018. Deterioration in credit quality and/or imbalances in liquidity that may exist in the financial marketplace might adversely affect the fair values of the Company’s investment portfolio and the amount of gains or losses ultimately realized on the sale of such securities, and may also increase the potential that certain resulting unrealized losses will be designated as OTT in future periods, resulting in write-downs and charges to earnings. There was $2.7 million of investment securities pledged to secure various public deposits or customer repurchase agreements as of March 31, 2018, compared to $4.6 million at December 31, 2017.

Deposits. The following table shows information concerning the Company's average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the three months ended March 31, 2018 and year ended December 31, 2017:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Average Amount	Percent of Total Deposits	Average Rate	Average Amount	Percent of Total Deposits	Average Rate
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$124,875	19.8	—	$106,794	18.4	—
Interest bearing checking accounts	145,091	23.0	0.13%	140,253	24.1	0.11%
Money market accounts	154,704	24.6	0.68%	132,652	22.8	0.53%
Savings accounts	103,362	16.4	0.15%	98,283	16.9	0.15%
Total nontime deposits	528,032	83.8	0.26%	477,982	82.2	0.21%
Time deposits:
Less than $100,000	60,009	9.5	0.67%	62,330	10.7	0.66%
$100,000 and over	41,784	6.7	0.86%	41,393	7.1	0.69%
Total time deposits	101,793	16.2	0.75%	103,723	17.8	0.67%
Total deposits	$629,825	100.0	0.34%	$581,705	100.0	0.29%
During the first three months of 2018, average total deposits grew $48.1 million, or 8.3%, compared to the three months ended March 31, 2017, with growth in all categories except time deposits.

The Company participates in CDARS, which permits the Company to offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants. CDARS also provides the Company with an additional source of funding and liquidity through the purchase of deposits. There were $12.3 million of time deposits of $250,000 or less on the balance sheet at March 31, 2018 and $11.5 million at December 31, 2017, which were exchanged with other CDARS participants and are therefore considered for certain regulatory purposes to be “brokered” deposits. There were no purchased CDARS deposits at March 31, 2018 or December 31, 2017.

The Company also participates in the ICS program, a service through which Union can offer its customers a savings product with access to unlimited FDIC insurance, while receiving reciprocal deposits from other FDIC-insured banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of savings deposits through ICS provides a depositor with full deposit insurance coverage of excess balances, thereby helping Union retain the full amount of the deposit on its balance sheet. As with the CDARS program, in addition to reciprocal deposits, participating banks may also purchase one-way ICS deposits. There were

Union Bankshares, Inc. Page 35

$45.5 million and $67.0 million in exchanged ICS money market deposits on the balance sheet at March 31, 2018 and December 31, 2017, respectively. There were no purchased ICS deposits at March 31, 2018 or December 31, 2017.

At March 31, 2018, there was $998 thousand in retail brokered deposits issued under a master certificate of deposit program with a deposit broker for the purpose of providing a supplemental source of funding and liquidity. These deposits will mature in February 2019. There were $2.0 million of retail brokered deposits at December 31, 2017.

The following table provides a maturity distribution of the Company’s time deposits in amounts of $100,000 and over at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Within 3 months	$9,363	$5,345
3 to 6 months	9,410	9,752
6 to 12 months	13,826	13,737
Over 12 months	10,649	12,348
	$43,248	$41,182
A provision of the Dodd-Frank Act permanently raised FDIC deposit insurance coverage to $250 thousand per depositor per insured depository institution for each account ownership category. At March 31, 2018, the Company had deposit accounts with less than $250 thousand totaling $463.1 million, or 74.2% of its deposits, with FDIC insurance protection. An additional $2.5 million of municipal deposits were over the FDIC insurance coverage limit at March 31, 2018 and were collateralized by Union under applicable state regulations by investment securities.

Borrowings. Total borrowed funds at March 31, 2018 were $31.3 million compared to $31.6 million at December 31, 2017, a net decrease of $316 thousand, or 1.0%. The FHLB option advance borrowings were $31.1 million at March 31, 2018, at a weighted average rate of 1.44%, and $30.2 million at December 31, 2017, at a weighted average rate of 1.42%. The increase in option advance borrowings reflects a $7.0 million five year option advance (callable after one year) at 0.77% taken for liquidity purposes, partially offset by the maturity of a $1.0 million option advance, a $5.0 million option advance called by FHLB and scheduled monthly payments of $72 thousand on long-term FHLB amortizing advances during the first three months of 2018. In addition, the Company had overnight secured customer repurchase agreement sweeps at March 31, 2018 of $121 thousand, at a weighted average rate of 0.15%, compared to $1.4 million, at a weighted average rate of 0.25% at December 31, 2017, a decrease of $1.2 million, or 91.1%, primarily due to a customer converting their account to another deposit product during the quarter. The volume of the overnight secured customer repurchase agreement sweeps is volatile and is a function of our customers' cash flow and cash management needs.

The Company has the authority, up to its available borrowing capacity with the FHLB, to collateralize public unit deposits with letters of credit issued by the FHLB. FHLB letters of credit in the amount of $33.3 million and $29.6 million were utilized as collateral for these deposits at March 31, 2018 and December 31, 2017, respectively. Total fees paid by the Company in connection with the issuance of these letters of credit were $6 thousand for the three months ended March 31, 2018, with no fees paid for the three months ended March 31, 2017.

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

Union Bankshares, Inc. Page 36

The following table details the contractual or notional amount of financial instruments that represented credit risk at the balance sheet dates:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Commitments to originate loans	$28,361	$25,394
Unused lines of credit	87,457	85,906
Standby and commercial letters of credit	2,121	2,064
Credit card arrangements	1,286	1,326
FHLB Mortgage Partnership Finance credit enhancement obligation, net	643	640
Commitment to purchase investment in a real estate limited partnership	1,470	1,470
Contract commitment for renovation projects	740	662
Total	$122,078	$117,462
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
The Company did not hold any derivative or hedging instruments at March 31, 2018 or December 31, 2017.
The Company’s subsidiary bank is required (as are all banks) to maintain vault cash or a noninterest bearing reserve balance as established by FRB regulations. The Bank’s average total required reserve for the 14 day maintenance period including March 31, 2018 was $994 thousand and for December 31, 2017 was $1.4 million, both of which were satisfied by vault cash.

Contractual Obligations. The Company and Union have various financial obligations, including contractual obligations that may require future cash payments. The following table presents, as of March 31, 2018, significant fixed and determinable contractual obligations to third parties:

March 31, 2018
(Dollars in thousands)
Operating lease commitments	$623
Contractual payments on borrowed funds (1)	31,265
Deposits without stated maturity (1) (2)	520,978
Certificates of deposit (1) (2)	102,865
Deferred compensation payouts	880
Total	$656,611
____________________

(1)	The amounts exclude interest payable.

(2)
While Union has a contractual obligation to depositors should they wish to withdraw all or some of the funds on deposit, management believes, based on historical analysis as well as current conditions in the financial markets, that the majority of these deposits will remain on deposit for the foreseeable future.

Liquidity. Liquidity is a measurement of the Company’s ability to meet potential cash requirements, including ongoing commitments to fund deposit withdrawals, repay borrowings, fund investment and lending activities, and for other general business purposes. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. The Company’s principal sources of funds are deposits; amortization, prepayment and maturity of loans, investment securities, interest bearing deposits and other short-term investments; sales of securities and loans AFS; earnings; and funds provided from operations. Contractual principal repayments on loans are a relatively predictable source of funds; however, deposit flows and loan and investment prepayments are less predictable and can be significantly influenced by market interest rates, economic conditions, and rates offered by our competitors. Managing liquidity risk is essential to maintaining both depositor confidence and earnings stability.

As of March 31, 2018, Union, as a member of FHLB, had access to unused lines of credit up to $35.0 million over and above the $65.3 million in combined outstanding borrowings and other credit subject to collateralization, subject to the purchase of required

Union Bankshares, Inc. Page 37

FHLB Class B common stock and evaluation by the FHLB of the underlying collateral available. This line of credit can be used for either short-term or long-term liquidity or other funding needs.

Union also maintains an IDEAL Way Line of Credit with the FHLB. The total line available was $551 thousand at March 31, 2018. There were no borrowings against this line of credit as of such date. Interest on this line is chargeable at a rate determined by the FHLB and payable monthly. Should Union utilize this line of credit, qualified portions of the loan and investment portfolios would collateralize these borrowings.

In addition to its borrowing arrangements with the FHLB, Union maintains a pre-approved federal funds line of credit totaling $10.0 million with an upstream correspondent bank and one-way buy options with CDARS and ICS as well as access to the FRB discount window, which would require pledging of qualified assets. Core deposits are the lowest cost of funds the Company has access to but these deposits may not be sufficient to cover the on balance sheet liquidity needs which makes using these other funding sources necessary. At March 31, 2018 there were no purchased ICS deposits under this agreement, no purchased CDARS deposits, and no outstanding advances on the federal funds line or at the discount window.

Union's investment and residential loan portfolios provide a significant amount of contingent liquidity that could be accessed in a reasonable time period through sales of those portfolios. We also have additional contingent liquidity sources with access to the brokered deposit market and the FRB discount window. These sources are considered as liquidity alternatives in our contingent liquidity plan. At March 31, 2018, there was $998 thousand in retail brokered deposits issued under a master certificate of deposit program with a deposit broker. Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. However, any projections of future cash needs and flows are subject to substantial uncertainty, including factors outside the Company's control.

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

Stockholders’ equity increased from $58.7 million at December 31, 2017 to $59.2 million at March 31, 2018, reflecting net income of $2.7 million for the first three months of 2018, an increase of $41 thousand from stock based compensation, and an $8 thousand increase due to the issuance of common stock under the DRIP. These increases were partially offset by cash dividends paid of $1.3 million, a decrease of $950 thousand in accumulated other comprehensive loss due to a decline in the fair market value of the Company's AFS securities, and stock repurchases of $3 thousand during the three months ended March 31, 2018. The components of the other comprehensive loss are illustrated in Note 11 of the unaudited consolidated financial statements.

The Company has 7,500,000 shares of $2.00 par value common stock authorized. As of March 31, 2018, the Company had 4,940,961 shares issued, of which 4,465,657 were outstanding and 475,304 were held in treasury.

In January 2018, the Company's Board reauthorized the limited stock repurchase plan that was initially established in May of 2010 and has been reauthorized annually since that time. The limited stock repurchase plan allows the repurchase of up to a fixed number of shares of the Company's common stock each calendar quarter (currently 2,500 shares) in open market purchases or privately negotiated transactions, as management deems advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase authorization expires on December 31, 2018, unless reauthorized. The Company repurchased 60 shares during the first three months of 2018 under this program at a total cost of $3 thousand.

The Company adopted a Dividend Reinvestment and Stock Purchase Plan whereby registered stockholders may elect to reinvest cash dividends and optional cash contributions to purchase additional shares of the Company's common stock. The Company has reserved 200,000 shares of its common stock for issuance and sale under the DRIP. As of March 31, 2018, 1,460 shares of stock had been issued from treasury stock under the DRIP.

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

Union Bankshares, Inc. Page 38

as calculated under regulatory accounting practices. The Company's and Union's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Under the current guidelines, banking organizations must have a minimum total risk-based capital ratio of 8.0%, a minimum Tier I risk-based capital ratio of 6.0%, a minimum common equity Tier I risk-based capital ratio of 4.5%, and a minimum leverage ratio of 4.0% in order to be "adequately capitalized." In addition to these requirements, banking organizations must maintain a 2.5% capital conservation buffer consisting of common Tier I equity, subject to a transition schedule with a full phase-in by 2019. Effective January 1, 2018, the Company and the Bank were required to establish a capital conservation buffer of 1.875%, increasing the minimum required total risk-based capital, Tier I risk-based and common equity Tier I capital to risk-weighted assets they must maintain to avoid limits on capital distributions and certain bonus payments to executive officers and similar employees.

As of March 31, 2018, both the Company and Union met all capital adequacy requirements to which they are subject. There were no conditions or events between March 31, 2018 and the date of this report that management believes have changed either Company’s regulatory capital category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Total capital to risk weighted assets	$67,850	13.96%	$38,883	8.00%	N/A	N/A
Tier I capital to risk weighted assets	62,445	12.85%	29,157	6.00%	N/A	N/A
Common Equity Tier 1 to risk weighted assets	62,445	12.85%	21,868	4.50%	N/A	N/A
Tier I capital to average assets	62,445	8.63%	28,943	4.00%	N/A	N/A

Union:
Total capital to risk weighted assets	$67,379	13.89%	$38,807	8.00%	$48,509	10.00%
Tier I capital to risk weighted assets	61,974	12.78%	29,096	6.00%	38,794	8.00%
Common Equity Tier 1 to risk weighted assets	61,974	12.78%	21,822	4.50%	31,520	6.50%
Tier I capital to average assets	61,974	8.56%	28,960	4.00%	36,200	5.00%
Dividends paid by Union are the primary source of funds available to the Company for payment of dividends to its stockholders. Union is subject to certain requirements imposed by federal banking laws and regulations, which among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by Union to the Company.
Quarterly cash dividends of $0.30 per share were paid during the first quarter of 2018 and declared for the second quarter, payable on May 10, 2018 to stockholders of record on April 30, 2018.The dividend rate of $0.30 per share represents an increase of $0.01 per share in the quarterly cash dividends paid in 2017 .

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

OTHER FINANCIAL CONSIDERATIONS
Market Risk and Interest Rate Risk. Market risk is the potential of loss in a financial instrument arising from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices, and equity prices. As of March 31, 2018, the Company did not have any market risk sensitive instruments acquired for trading purposes. The Company’s market risk arises primarily from interest rate risk inherent in its lending, investing, deposit taking and borrowing activities. Management of interest rate risk is an important component of our asset and liability management process, which is governed by established policies that are reviewed and approved annually. Our investment policy details the types of securities that may be purchased, and establishes portfolio limits and maturity limits for the various sectors. Our investment policy also establishes specific investment quality

Union Bankshares, Inc. Page 39

limits. The ALCO develops guidelines and strategies impacting our asset and liability management-related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. Members of the ALCO also manage the investment portfolio to maximize net interest income while mitigating market and interest rate risk.
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
An outside consultant is utilized to perform rate shocks to our balance sheet to assess our risk to earnings in different interest rate environments, and to perform a variety of other analyses. The consultant’s most recent completed analysis was as of March 31, 2018. The base simulation assumed no changes in rates, as well as 200 and 300 basis point rising interest rate scenarios which assume a parallel shift of the yield curve over a one-year period, and no growth assumptions. Management is not aware of any significant changes in the Company's risk profile since the analysis was performed as of March 31, 2018. A summary of the results is as follows:

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

The net interest income simulation as of March 31, 2018 showed that the change in net interest income for the next 12 months from our expected or “most likely” forecast was as follows:

Rate Change	Percent Change in Net Interest Income Limit	Percent Change in Net Interest Income
Up 300 basis points	(21.00)%	2.6%
Up 200 basis points	(14.00)%	2.1%
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Information called for by this item is incorporated to Part I, Item 2, reference in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption OTHER FINANCIAL CONSIDERATIONS on page 39 of this report

Union Bankshares, Inc. Page 40

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2018. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.
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

Item 1A. Risk Factors
There have been no material changes in the risk factors discussed in Part I-Item 1A, "Risk Factors" in our 2017 Annual Report since the date of the filing of that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the quarter ended March 31, 2018, the Company did not issue any unregistered equity securities.
The following table summarizes repurchases of the Company's equity securities during the quarter ended March 31, 2018:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Program (1)
January 2018	60	$48.82	60	2,440
February 2018	—	—	—	2,440
March 2018	—	—	—	—
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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three months ended March 31, 2018 and 2017, (iii) the unaudited consolidated statements of comprehensive income for the three months ended March 31, 2018 and 2017, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

Union Bankshares, Inc.

May 10, 2018	/s/ David S. Silverman
David S. Silverman
Director, President and Chief Executive Officer

May 10, 2018	/s/ Karyn J. Hale
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three months ended March 31, 2018 and 2017, (iii) the unaudited consolidated statements of comprehensive income for the three months ended March 31, 2018 and 2017, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

____________________

*
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Union Bankshares, Inc. Page 42