Form 10-Q
period 2018-06-30
UNION BANKSHARES INC
filed 2018-08-09
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2018

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
Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ]      No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 30, 2018.

Common Stock, $2 par value	4,465,807	shares

UNION BANKSHARES, INC.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets	(Dollars in thousands)
Cash and due from banks	$4,236	$3,857
Federal funds sold and overnight deposits	9,610	34,651
Cash and cash equivalents	13,846	38,508
Interest bearing deposits in banks	9,996	9,352
Investment securities available-for-sale	69,543	65,439
Investment securities held-to-maturity (fair value $999 thousand at December 31, 2017)	—	1,000
Other investments	559	—
Total investments	70,102	66,439
Loans held for sale	5,424	7,947
Loans	575,076	586,615
Allowance for loan losses	(5,553)	(5,408)
Net deferred loan costs	846	795
Net loans	570,369	582,002
Accrued interest receivable	2,338	2,500
Premises and equipment, net	15,172	14,255
Core deposit intangible	497	583
Goodwill	2,223	2,223
Investment in real estate limited partnerships	4,367	3,166
Company-owned life insurance	8,921	8,861
Other assets	14,390	9,995
Total assets	$717,645	$745,831
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$110,984	$127,824
Interest bearing	360,582	418,621
Time	107,321	101,129
Total deposits	578,887	647,574
Borrowed funds	69,039	31,581
Accrued interest and other liabilities	9,610	8,015
Total liabilities	657,536	687,170
Commitments and Contingencies
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,940,961 shares issued at June 30, 2018 and December 31, 2017	9,882	9,882
Additional paid-in capital	850	755
Retained earnings	59,715	57,197
Treasury stock at cost; 475,158 shares at June 30, 2018 and 475,385 shares at December 31, 2017	(4,078)	(4,077)
Accumulated other comprehensive loss	(6,260)	(5,096)
Total stockholders' equity	60,109	58,661
Total liabilities and stockholders' equity	$717,645	$745,831
See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 1

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$7,374	$6,608	$14,373	$12,930
Interest on debt securities:
Taxable	308	249	597	491
Tax exempt	146	162	291	327
Dividends	55	27	95	72
Interest on federal funds sold and overnight deposits	9	19	62	49
Interest on interest bearing deposits in banks	51	36	96	71
Total interest and dividend income	7,943	7,101	15,514	13,940
Interest expense
Interest on deposits	574	396	1,107	818
Interest on borrowed funds	157	120	271	235
Total interest expense	731	516	1,378	1,053
Net interest income	7,212	6,585	14,136	12,887
Provision for loan losses	150	—	150	—
Net interest income after provision for loan losses	7,062	6,585	13,986	12,887
Noninterest income
Trust income	191	191	384	369
Service fees	1,483	1,451	2,970	2,891
Net gains on sales of investment securities available-for-sale	—	9	—	9
Net gains on sales of loans held for sale	431	597	726	1,105
Other income	47	85	543	192
Total noninterest income	2,152	2,333	4,623	4,566
Noninterest expenses
Salaries and wages	2,614	2,504	5,263	5,072
Pension and employee benefits	1,197	951	2,155	1,830
Occupancy expense, net	336	363	731	753
Equipment expense	511	523	1,046	1,057
Other expenses	1,660	1,530	3,258	3,100
Total noninterest expenses	6,318	5,871	12,453	11,812
Income before provision for income taxes	2,896	3,047	6,156	5,641
Provision for income taxes	446	820	959	1,484
Net income	$2,450	$2,227	$5,197	$4,157
Earnings per common share	$0.54	$0.50	$1.16	$0.93
Weighted average number of common shares outstanding	4,465,737	4,461,865	4,465,669	4,461,961
Dividends per common share	$0.30	$0.29	$0.60	$0.58

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 2

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Net income	$2,450	$2,227	$5,197	$4,157
Other comprehensive (loss) income, net of tax:
Investment securities available-for-sale:
Net unrealized holding (losses) gains arising during the period on investment securities available-for-sale	(214)	338	(1,164)	563
Reclassification adjustment for net gains on sales of investment securities available-for-sale realized in net income	—	(6)	—	(6)
Total other comprehensive (loss) income	(214)	332	(1,164)	557
Total comprehensive income	$2,236	$2,559	$4,033	$4,714

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 3

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2018 and 2017 (Unaudited)

	Common Stock
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances December 31, 2017	4,465,576	$9,882	$755	$57,197	$(4,077)	$(5,096)	$58,661
Net income	—	—	—	5,197	—	—	5,197
Other comprehensive loss	—	—	—	—	—	(1,164)	(1,164)
Dividend reinvestment plan	287	—	13	—	2	—	15
Cash dividends declared ($0.60 per share)	—	—	—	(2,679)	—	—	(2,679)
Stock based compensation expense	—	—	82	—	—	—	82
Purchase of treasury stock	(60)	—	—	—	(3)	—	(3)
Balances June 30, 2018	4,465,803	$9,882	$850	$59,715	$(4,078)	$(6,260)	$60,109

Balances, December 31, 2016	4,462,135	$9,874	$620	$53,086	$(4,022)	$(3,279)	$56,279
Net income	—	—	—	4,157	—	—	4,157
Other comprehensive income	—	—	—	—	—	557	557
Dividend reinvestment plan	273	—	9	—	2	—	11
Cash dividends declared ($0.58 per share)	—	—	—	(2,588)	—	—	(2,588)
Stock based compensation expense	—	—	68	—	—	—	68
Purchase of treasury stock	(675)	—	—	—	(27)	—	(27)
Balances, June 30, 2017	4,461,733	$9,874	$697	$54,655	$(4,047)	$(2,722)	$58,457

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 4

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities	(Dollars in thousands)
Net income	$5,197	$4,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	586	611
Provision for loan losses	150	—
Deferred income tax provision	(62)	337
Net amortization of investment securities	193	222
Equity in losses of limited partnerships	269	314
Stock based compensation expense	82	68
Net increase in unamortized loan costs	(51)	(59)
Proceeds from sales of loans held for sale	50,144	59,661
Origination of loans held for sale	(46,895)	(56,159)
Net gain on sales of loans held for sale	(726)	(1,105)
Net (gain) loss on disposals of premises and equipment	(191)	13
Net gain on sales of investment securities available-for-sale	—	(9)
Net gain on sales of other real estate owned	(11)	—
Decrease in accrued interest receivable	162	230
Amortization of core deposit intangible	86	86
(Increase) decrease in other assets	(2,823)	457
Contribution to defined benefit pension plan	—	(750)
Increase in other liabilities	820	378
Net cash provided by operating activities	6,930	8,452
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	1,594	4,384
Purchases	(2,238)	(3,236)
Investment securities held-to-maturity
Proceeds from maturities, calls and paydowns	1,000	—
Investment securities available-for-sale
Proceeds from sales	—	1,445
Proceeds from maturities, calls and paydowns	2,810	3,233
Purchases	(9,101)	(4,468)
Other Investments
Proceeds from sales	44	—
Purchases	(82)	—
Purchase of nonmarketable stock	(2,510)	(272)
Redemption of nonmarketable stock	906	—
Net decrease (increase) in loans	11,530	(2,999)
Recoveries of loans charged off	4	10
Purchases of premises and equipment	(1,516)	(332)
Proceeds from Company-owned life insurance death benefit	307	—
Investments in limited partnerships	(695)	(216)
Proceeds from sales of premises and equipment	204	—
Proceeds from sales of other real estate owned	47	—
Net cash provided by (used in) investing activities	2,304	(2,451)

Union Bankshares, Inc. Page 5

Cash Flows From Financing Activities
Advances on long-term borrowings	84,175	—
Repayment of long-term debt	(45,940)	(138)
Net (decrease) increase in short-term borrowings outstanding	(777)	4,938
Net decrease in noninterest bearing deposits	(16,840)	(4,215)
Net decrease in interest bearing deposits	(58,039)	(25,542)
Net increase (decrease) in time deposits	6,192	(3,280)
Purchase of treasury stock	(3)	(27)
Dividends paid	(2,664)	(2,577)
Net cash used in financing activities	(33,896)	(30,841)
Net decrease in cash and cash equivalents	(24,662)	(24,840)
Cash and cash equivalents
Beginning of period	38,508	39,275
End of period	$13,846	$14,435
Supplemental Disclosures of Cash Flow Information
Interest paid	$1,381	$1,072
Income taxes paid	$925	$325

Dividends paid on Common Stock:
Dividends declared	$2,679	$2,588
Dividends reinvested	(15)	(11)
	$2,664	$2,577

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 6

UNION BANKSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Union Bankshares, Inc. and Subsidiary (together, the Company) as of June 30, 2018, and for the three and six months ended June 30, 2018 and 2017, have been prepared in conformity with GAAP for interim financial information, general practices within the banking industry, and the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Annual Report). The Company's sole subsidiary is Union Bank. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein, have been made. This information should be read in conjunction with the Company’s 2017 Annual Report. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2018, or any future interim period.
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
Note 4. Recent Accounting Pronouncements
The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) using a modified-retrospective transition method, as of January 1, 2018. The ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. While the guidance replaces most existing revenue recognition guidance in GAAP, the ASU is not applicable to financial instruments and, therefore, did not impact a majority of the Company’s revenues, including net interest income. The Company's assessment determined that no cumulative-effect adjustment to beginning stockholders' equity would be required under the modified retrospective transition method within the consolidated financial statements as there was no change in revenue recognition upon adoption of ASU No. 2014-09.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU was issued to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This ASU changes how entities account for equity investments that do not result in consolidation and are not accounted for under the equity method of accounting. The ASU also changes certain disclosure requirements and other aspects of GAAP, including a requirement for public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The ASU became effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of the ASU did not have a material effect on the Company's consolidated financial statements.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, which will replace the existing incurred loss model for recognizing credit losses, banks and other lending institutions will be required to recognize the full amount of expected credit losses. The new guidance, which is referred to as the current expected credit loss model ("CECL"), requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses. A modified version of these requirements also applies to debt securities classified as AFS. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within such years. The Company has established a CECL implementation team and developed a transition project plan. The team members have evaluated CECL implementation software providers and the Company has entered into an agreement with Sageworks. Historical data has been compiled and training on utilizing the software for the existing incurred loss model has been completed. Training is ongoing during 2018 surrounding CECL implementation and methodologies, including the running of parallel calculations throughout the year. This will facilitate the implementation process and management's evaluation of the potential impact of the ASU on the Company's consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The ASU was issued to reduce the cost and complexity of the goodwill impairment test. To simplify the subsequent measurement of goodwill, step two of the goodwill impairment test was eliminated. Instead, a company will recognize an impairment of goodwill should the carrying value of a reporting unit exceed its fair value (i.e. step one). The ASU will be effective for the Company on January 1, 2020 and will be applied prospectively. The Company does not expect the implementation to have a material effect on the Company's consolidated financial statements.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Loss). This ASU was issued to allow a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the 2017 Tax Act. Consequently, the amendments eliminate the stranded tax effects resulting from the 2017 Tax Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the 2017 Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The ASU is effective for fiscal years beginning

Union Bankshares, Inc. Page 8

after December 15, 2018, with early adoption permitted for financial statements which have not yet been issued. The Company adopted the ASU for the December 31, 2017 consolidated financial statements.
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
Amortization expense for the core deposit intangible was $43 thousand for the three months ended June 30, 2018 and 2017 and $86 thousand for the six months ended June 30, 2018 and 2017. The amortization expense is included in other expenses on the consolidated statements of income and is deductible for tax purposes. As of June 30, 2018, the remaining amortization expense related to the core deposit intangible, absent any future impairment, is expected to be as follows:

(Dollars in thousands)
2018	$85
2019	171
2020	171
2021	70
Total	$497

Note 6. Investment Securities
AFS and HTM investment securities as of the balance sheet dates consisted of the following:

June 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$7,166	$—	$(228)	$6,938
Agency mortgage-backed	35,052	4	(992)	34,064
State and political subdivisions	24,768	115	(614)	24,269
Corporate	4,411	6	(145)	4,272
Total	$71,397	$125	$(1,979)	$69,543

Union Bankshares, Inc. Page 9

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$7,805	$12	$(122)	$7,695
Agency mortgage-backed	28,378	12	(274)	28,116
State and political subdivisions	24,704	249	(239)	24,714
Corporate	4,412	48	(67)	4,393
Total debt securities	65,299	321	(702)	64,918
Mutual funds (1)	521	—	—	521
Total	$65,820	$321	$(702)	$65,439
Held-to-maturity
U.S. Government-sponsored enterprises	$1,000	$—	$(1)	$999
____________________

(1)
As of December 31, 2017, mutual funds were classified as AFS investment securities. Effective January 1, 2018, these investments were reclassified to other investments on the consolidated balance sheets as they are no longer eligible to be classified as AFS upon adoption of ASU No. 2016-01.

There were no investment securities HTM at June 30, 2018. Investment securities AFS with a carrying amount of $3.0 million and $4.6 million at June 30, 2018 and December 31, 2017, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

The amortized cost and estimated fair value of debt securities by contractual scheduled maturity as of June 30, 2018 were as follows:

	Amortized Cost	Fair Value
Available-for-sale	(Dollars in thousands)
Due from one to five years	$4,809	$4,834
Due from five to ten years	16,175	15,742
Due after ten years	15,361	14,903
	36,345	35,479
Agency mortgage-backed	35,052	34,064
Total debt securities available-for-sale	$71,397	$69,543

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

As of June 30, 2018, other investments consisted of mutual funds with a fair value of $559 thousand, a cost basis of $396 thousand and unrealized gains of $163 thousand.

Union Bankshares, Inc. Page 10

Information pertaining to all investment securities with gross unrealized losses as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

June 30, 2018	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
Debt securities:
U.S. Government- sponsored enterprises	5	$2,751	$(42)	10	$4,187	$(186)	15	$6,938	$(228)
Agency mortgage-backed	40	28,301	(752)	7	4,753	(240)	47	33,054	(992)
State and political subdivisions	25	9,873	(195)	18	7,650	(419)	43	17,523	(614)
Corporate	6	2,839	(72)	2	928	(73)	8	3,767	(145)
Total	76	$43,764	$(1,061)	37	$17,518	$(918)	113	$61,282	$(1,979)

December 31, 2017	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
Debt securities:
U.S. Government- sponsored enterprises	3	$1,824	$(7)	9	$4,374	$(116)	12	$6,198	$(123)
Agency mortgage-backed	26	19,315	(143)	7	5,222	(131)	33	24,537	(274)
State and political subdivisions	8	3,803	(22)	18	7,899	(217)	26	11,702	(239)
Corporate	2	870	(31)	2	964	(36)	4	1,834	(67)
Total	39	$25,812	$(203)	36	$18,459	$(500)	75	$44,271	$(703)
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

Union Bankshares, Inc. Page 11

The Company has the ability to hold the investment securities that had unrealized losses at June 30, 2018 and December 31, 2017 for the foreseeable future and no declines were deemed by management to be OTT.

The following table presents the proceeds, gross realized gains and gross realized losses from the sale of AFS securities for the three and six months ended June 30, 2018 and June 30, 2017.

	For The Three and Six Months Ended June 30, (1)
	2018	2017
	(Dollars in thousands)
Proceeds	$—	$1,445

Gross gains	—	32
Gross losses	—	(23)
Net gains on sales of investment securities AFS	$—	$9
____________________

(1)	There were no sales of AFS securities during the first quarter of 2018 or 2017.

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
The composition of Net loans as of the balance sheet dates were as follows:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Residential real estate	$181,942	$178,999
Construction real estate	50,358	42,935
Commercial real estate	269,645	254,291
Commercial	47,596	50,719
Consumer	3,680	3,894
Municipal	21,855	55,777
Gross loans	575,076	586,615
Allowance for loan losses	(5,553)	(5,408)
Net deferred loan costs	846	795
Net loans	$570,369	$582,002

Union Bankshares, Inc. Page 12

Qualifying residential first mortgage loans and certain commercial real estate loans with a carrying value of $187.4 million and $164.5 million were pledged as collateral for borrowings from the FHLB under a blanket lien at June 30, 2018 and December 31, 2017, respectively.

A summary of current, past due and nonaccrual loans as of the balance sheet dates follows:

June 30, 2018	Current	30-59 Days	60-89 Days	90 Days and Over and Accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$179,457	$353	$820	$746	$566	$181,942
Construction real estate	49,842	413	54	—	49	50,358
Commercial real estate	269,354	—	—	—	291	269,645
Commercial	47,471	86	7	11	21	47,596
Consumer	3,604	73	2	1	—	3,680
Municipal	21,855	—	—	—	—	21,855
Total	$571,583	$925	$883	$758	$927	$575,076

December 31, 2017	Current	30-59 Days	60-89 Days	90 Days and Over and Accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$173,914	$3,047	$750	$472	$816	$178,999
Construction real estate	42,857	—	—	22	56	42,935
Commercial real estate	253,266	357	361	—	307	254,291
Commercial	50,675	21	11	—	12	50,719
Consumer	3,884	7	3	—	—	3,894
Municipal	55,777	—	—	—	—	55,777
Total	$580,373	$3,432	$1,125	$494	$1,191	$586,615
There was one residential real estate loan totaling $131 thousand in process of foreclosure at June 30, 2018. Aggregate interest on nonaccrual loans not recognized was $1.2 million and $1.4 million as of June 30, 2018 and 2017, respectively, and $1.2 million as of December 31, 2017.

Note 8.  Allowance for Loan Losses and Credit Quality
The ALL is established for estimated losses in the loan portfolio through a provision for loan losses charged to earnings. For all loan classes, loan losses are charged against the ALL when management believes the loan balance is uncollectible or in accordance with federal guidelines. Subsequent recoveries, if any, are credited to the ALL.

The ALL is maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio as of the balance sheet date. The amount of the ALL is based on management's periodic evaluation of the collectability of the loan portfolio, including the nature, volume and risk characteristics of the portfolio, credit concentrations, trends in historical loss experience, estimated value of any underlying collateral, specific impaired loans and economic conditions. There was no change to the methodology used to estimate the ALL during the second quarter of 2018. While management uses available information to recognize losses on loans, future additions to the ALL may be necessary based on changes in economic conditions or other relevant factors.

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

Union Bankshares, Inc. Page 13

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

Union Bankshares, Inc. Page 14

Changes in the ALL, by class of loans, for the three and six months ended June 30, 2018 and 2017 were as follows:

For The Three Months Ended June 30, 2018	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, March 31, 2018	$1,375	$494	$2,773	$367	$25	$63	$308	$5,405
Provision (credit) for loan losses	—	62	82	7	3	(33)	29	150
Recoveries of amounts charged off	—	—	—	—	1	—	—	1
	1,375	556	2,855	374	29	30	337	5,556
Amounts charged off	—	—	—	—	(3)	—	—	(3)
Balance, June 30, 2018	$1,375	$556	$2,855	$374	$26	$30	$337	$5,553

For The Three Months Ended June 30, 2017	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, March 31, 2017	$1,372	$442	$2,661	$346	$24	$42	$305	$5,192
Provision (credit) for loan losses	39	36	92	15	4	(16)	(170)	—
Recoveries of amounts charged off	—	3	—	1	—	—	—	4
	1,411	481	2,753	362	28	26	135	5,196
Amounts charged off	(24)	—	—	—	(4)	—	—	(28)
Balance, June 30, 2017	$1,387	$481	$2,753	$362	$24	$26	$135	$5,168

For The Six Months Ended June 30, 2018	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2017	$1,361	$488	$2,707	$395	$30	$64	$363	$5,408
Provision (credit) for loan losses	14	68	150	(21)	(1)	(34)	(26)	150
Recoveries of amounts charged off	—	—	—	—	4	—	—	4
	1,375	556	2,857	374	33	30	337	5,562
Amounts charged off	—	—	(2)	—	(7)	—	—	(9)
Balance, June 30, 2018	$1,375	$556	$2,855	$374	$26	$30	$337	$5,553

For The Six Months Ended June 30, 2017	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2016	$1,399	$391	$2,687	$342	$26	$40	$362	$5,247
Provision (credit) for loan losses	68	84	66	19	4	(14)	(227)	—
Recoveries of amounts charged off	2	6	—	1	1	—	—	10
	1,469	481	2,753	362	31	26	135	5,257
Amounts charged off	(82)	—	—	—	(7)	—	—	(89)
Balance, June 30, 2017	$1,387	$481	$2,753	$362	$24	$26	$135	$5,168

Union Bankshares, Inc. Page 15

The allocation of the ALL, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates, was as follows:

June 30, 2018	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$42	$—	$9	$6	$—	$—	$—	$57
Collectively evaluated for impairment	1,333	556	2,846	368	26	30	337	5,496
Total allocated	$1,375	$556	$2,855	$374	$26	$30	$337	$5,553

December 31, 2017	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$47	$—	$1	$—	$—	$—	$—	$48
Collectively evaluated for impairment	1,314	488	2,706	395	30	64	363	5,360
Total allocated	$1,361	$488	$2,707	$395	$30	$64	$363	$5,408

The recorded investment in loans, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates, was as follows:

June 30, 2018	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,798	$80	$1,772	$361	$—	$—	$4,011
Collectively evaluated for impairment	180,144	50,278	267,873	47,235	3,680	21,855	571,065
Total	$181,942	$50,358	$269,645	$47,596	$3,680	$21,855	$575,076

December 31, 2017	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,718	$82	$1,074	$378	$—	$—	$3,252
Collectively evaluated for impairment	177,281	42,853	253,217	50,341	3,894	55,777	583,363
Total	$178,999	$42,935	$254,291	$50,719	$3,894	$55,777	$586,615

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

The following tables summarize the loan ratings applied by management to the Company's loans by class as of the balance sheet dates:

June 30, 2018	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$167,468	$41,113	$182,415	$35,352	$3,643	$21,855	$451,846
Satisfactory/Monitor	11,473	9,086	84,360	11,408	33	—	116,360
Substandard	3,001	159	2,870	836	4	—	6,870
Total	$181,942	$50,358	$269,645	$47,596	$3,680	$21,855	$575,076

December 31, 2017	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$164,733	$33,401	$177,388	$38,877	$3,859	$55,777	$474,035
Satisfactory/Monitor	11,296	9,374	73,772	11,165	30	—	105,637
Substandard	2,970	160	3,131	677	5	—	6,943
Total	$178,999	$42,935	$254,291	$50,719	$3,894	$55,777	$586,615

The following tables provide information with respect to impaired loans by class of loan as of and for the three and six months ended June 30, 2018 and June 30, 2017:

	As of June 30, 2018			For The Three Months Ended June 30, 2018		For The Six Months Ended June 30, 2018
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$233	$243	$42
Commercial real estate	197	197	9
Commercial	13	13	6
With an allowance recorded	443	453	57

Residential real estate	1,565	2,095	—
Construction real estate	80	80	—
Commercial real estate	1,575	1,659	—
Commercial	348	348	—
With no allowance recorded	3,568	4,182	—

Residential real estate	1,798	2,338	42	$1,795	$17	$1,770	$29
Construction real estate	80	80	—	81	1	81	2
Commercial real estate	1,772	1,856	9	1,414	15	1,300	31
Commercial	361	361	6	367	6	371	14
Total	$4,011	$4,635	$57	$3,657	$39	$3,522	$76
____________________

(1)	Does not reflect government guaranties on impaired loans as of June 30, 2018 totaling $675 thousand.

Union Bankshares, Inc. Page 17

	As of June 30, 2017			For The Three Months Ended June 30, 2017		For The Six Months Ended June 30, 2017
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$1,770	$2,289	$59	$1,675	$20	$1,599	$31
Construction real estate	85	85	—	86	1	86	2
Commercial real estate	1,768	1,840	24	1,994	22	2,439	54
Commercial	408	408	—	412	5	419	12
Total	$4,031	$4,622	$83	$4,167	$48	$4,543	$99
____________________

(1)	Does not reflect government guaranties on impaired loans as of June 30, 2017 totaling $635 thousand.

The following table provides information with respect to impaired loans by class of loan as of December 31, 2017:

	December 31, 2017
	Recorded Investment (1)	Principal Balance (1)	Related Allowance
	(Dollars in thousands)
Residential real estate	$238	$247	$47
Commercial real estate	137	141	1
With an allowance recorded	375	388	48

Residential real estate	1,480	1,983	—
Construction real estate	82	82	—
Commercial real estate	937	1,011	—
Commercial	378	378	—
With no allowance recorded	2,877	3,454	—

Residential real estate	1,718	2,230	47
Construction real estate	82	82	—
Commercial real estate	1,074	1,152	1
Commercial	378	378	—
Total	$3,252	$3,842	$48
____________________

(1)	Does not reflect government guaranties on impaired loans as of December 31, 2017 totaling $550 thousand.

The following is a summary of TDR loans by class of loan as of the balance sheet dates:

	June 30, 2018		December 31, 2017
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Residential real estate	25	$1,771	24	$1,718
Construction real estate	1	80	1	82
Commercial real estate	9	1,206	10	1,074
Commercial	3	361	2	378
Total	38	$3,418	37	$3,252
The TDR loans above represent loan modifications in which a concession was provided to the borrower, including due date extensions, maturity date extensions, interest rate reductions or the forgiveness of accrued interest. Troubled loans, that are

Union Bankshares, Inc. Page 18

restructured and meet established thresholds, are classified as impaired and a specific reserve amount is allocated to the ALL on the basis of the fair value of the collateral for collateral dependent loans, an observable market price, or the present value of anticipated future cash flows.
The following tables provide new TDR activity for the three and six months ended June 30, 2018 and 2017:

	New TDRs During the			New TDRs During the
	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Residential real estate	—	$—	$—	1	$96	$98
Commercial real estate	1	204	204	1	204	204
Commercial	—	—	—	1	13	13

	New TDRs During the			New TDRs During the
	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Residential real estate	3	$240	$248	6	$380	$397
Commercial real estate	1	144	144	1	144	144

There were no TDR loans modified within the previous twelve months that had subsequently defaulted during the three and six month periods ended June 30, 2018 or June 30, 2017. TDR loans are considered defaulted at 90 days past due.

At June 30, 2018 and December 31, 2017, the Company was not committed to lend any additional funds to borrowers whose loans were nonperforming, impaired or restructured.

Note 9. Defined Benefit Pension Plan
On October 18, 2017, the Company's Board of Directors voted to terminate Union Bank’s Defined Benefit Pension Plan. In order to settle the liabilities under the Plan, the Company has offered participants the option to receive an annuity purchased from an insurance carrier, a lump-sum cash payment, or a direct rollover into a qualifying retirement plan. An estimated $1.1 million will be contributed to the Plan by the Company in 2018 to cover the lump-sum payments and annuity purchases. The amount of the final contribution is subject to a number of factors, including changes in interest rates and the exact proportion of the participants electing a lump-sum distribution versus an annuity. At this time, the Company estimates that a $3.2 million reduction in net income will be recorded in the fourth quarter of 2018 as a result of the Plan termination and settlement of Plan assets and liabilities. The Company anticipates completing the transfer of all liabilities and administrative responsibilities under the Plan by December 31, 2018. Once the process is complete, the Company will no longer have any remaining defined benefit pension plan obligations and thus no periodic pension expense.
The Company's pension benefit obligation and net periodic benefit costs for the Plan are actuarially determined based on assumptions regarding the appropriate discount rate, current and expected future return on Plan assets, and anticipated mortality rates. Weighted average assumptions used to determine the net periodic pension cost (benefit) for the three and six months ended June 30, 2018 and 2017 have remained consistent with assumptions disclosed in the Company's 2017 Annual Report.

Union Bankshares, Inc. Page 19

Net periodic pension cost (benefit) for the three and six months ended June 30 consisted of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Interest cost on projected benefit obligation	$179	$172	$358	$344
Expected return on plan assets	(161)	(243)	(322)	(486)
Amortization of net loss	151	51	302	102
Net periodic cost (benefit)	$169	$(20)	$338	$(40)

Note 10.  Stock Based Compensation
The Company's current stock based compensation plan is the Union Bankshares, Inc. 2014 Equity Incentive Plan. Under the 2014 Equity Plan, 50,000 shares of the Company’s common stock are available for equity awards of incentive stock options, nonqualified stock options, restricted stock and RSUs to eligible officers and (except for awards of incentive stock options) nonemployee directors. Shares available for issuance of awards under the 2014 Equity Plan consist of unissued shares of the Company’s common stock and/or shares held in treasury. As of June 30, 2018, there were outstanding grants under the plan of RSUs and incentive stock options.

RSUs. Each RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. The general terms of the awards are described in the Company's 2017 Annual Report. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights.

The following table presents a summary of the RSUs awarded in accordance with the 2015, 2016, and 2017 Award Plan Summaries, as of June 30, 2018:

	Number of RSUs Granted	Weighted-Average Grant Date Fair Value	Number of Unvested RSUs
2015 Award	5,445	$27.91	730
2016 Award	3,569	45.45	2,026
2017 Award	3,225	$52.95	3,225
Total	12,239		5,981
Unrecognized compensation expense related to the unvested RSUs as of June 30, 2018 and June 30, 2017 was $142 thousand and $124 thousand, respectively.
During the six months ended June 30, 2018, a total of 2,645 contingent RSUs were provisionally granted in accordance with a 2018 Award Plan Summary. The estimated number of contingent RSUs provisionally granted was based on target performance-based payout amounts detailed in the 2018 Award Plan Summary approved by the Board of Directors and on the closing market price of the Company's stock on the March 21, 2018 provisional grant date ($53.95 per share). As with the 2015, 2016, and 2017 grants, one half is in the form of Time-Based RSUs and one-half is in the form of Performance-Based RSUs. The actual number of Time-Based RSUs granted (if any) will be determined as of the earned date of December 31, 2018, based on the closing market price of the Company's stock on that date, while the actual number of Performance-Based RSUs granted (if any) will be determined during the first quarter of 2019, based on actual 2018 performance. The contingent RSUs were granted on substantially the same terms and conditions as the RSUs granted under the previous annual Award Plan Summaries. As of June 30, 2018, the estimated unrecognized compensation expense related to the provisionally granted RSUs, based on the closing market price of the Company's stock on the provisional grant date of March 21, 2018, was $143 thousand.

Stock options. As of June 30, 2018, 4,500 incentive stock options granted in December 2014 under the 2014 Equity Plan remained outstanding and exercisable and will expire in December 2021. There was no unrecognized compensation expense related to those options as of June 30, 2018. The estimated intrinsic value of those options was $126 thousand as of June 30, 2018.

As of June 30, 2018, 3,000 incentive stock options granted under the 2008 ISO Plan remained outstanding and exercisable, with the last of such options expiring in December 2020. There was no unrecognized compensation expense related to those options as of June 30, 2018. The estimated intrinsic value of those options was $90 thousand as of June 30, 2018.

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

As of the balance sheet dates, the components of Accumulated OCI, net of tax, were:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Net unrealized loss on investment securities available-for-sale	$(1,465)	$(301)
Defined benefit pension plan net unrealized actuarial loss	(4,795)	(4,795)
Total	$(6,260)	$(5,096)

The following tables disclose the tax effects allocated to each component of OCI for the three and six months ended June 30:

	Three Months Ended
	June 30, 2018			June 30, 2017
	Before-Tax Amount	Tax (Expense) Benefit (1)	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit (1)	Net-of-Tax Amount
	(Dollars in thousands)
Investment securities available-for-sale:
Net unrealized holding (losses) gains arising during the period on investment securities available-for-sale	$(271)	$57	$(214)	$512	$(174)	$338
Reclassification adjustment for net gains on investment securities available-for-sale realized in net income	—	—	—	(9)	3	(6)
Total other comprehensive (loss) income	$(271)	$57	$(214)	$503	$(171)	$332

	Six Months Ended
	June 30, 2018			June 30, 2017
	Before-Tax Amount	Tax (Expense) Benefit (1)	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit (1)	Net-of-Tax Amount
	(Dollars in thousands)
Investment securities available-for-sale:
Net unrealized holding (losses) gains arising during the period on investment securities available-for-sale	$(1,474)	$310	$(1,164)	$853	$(290)	$563
Reclassification adjustment for net gains on investment securities available-for-sale realized in net income	—	—	—	(9)	3	(6)
Total other comprehensive (loss) income	$(1,474)	$310	$(1,164)	$844	$(287)	$557
__________________

(1)	Tax expense/benefit is calculated using a marginal tax rate of 21% and 34% for the three and six months ended June 30, 2018 and 2017, respectively.

Union Bankshares, Inc. Page 21

The following table discloses information concerning reclassification adjustments from OCI for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended		Six Months Ended
Reclassification Adjustment Description	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017	Affected Line Item in Consolidated Statement of Income
	(Dollars in thousands)
Investment securities available-for-sale:
Net gains on investment securities available-for-sale	$—	$(9)	$—	$(9)	Net gains on sales of investment securities available-for-sale
Tax benefit	—	3	—	3	Provision for income taxes
Total reclassifications	$—	$(6)	$—	$(6)	Net income

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

Union Bankshares, Inc. Page 22

Assets measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2018:	(Dollars in thousands)
Debt securities AFS:
U.S. Government-sponsored enterprises	$6,938	$—	$6,938	$—
Agency mortgage-backed	34,064	—	34,064	—
State and political subdivisions	24,269	—	24,269	—
Corporate	4,272	—	4,272	—
Total debt securities	$69,543	$—	$69,543	$—

Other investments:
Mutual funds	$559	$559	$—	$—

December 31, 2017:
Debt securities AFS:
U.S. Government-sponsored enterprises	$7,695	$—	$7,695	$—
Agency mortgage-backed	28,116	—	28,116	—
State and political subdivisions	24,714	—	24,714	—
Corporate	4,393	—	4,393	—
Total debt securities	64,918	—	64,918	—
Mutual funds	521	521	—	—
Total	$65,439	$521	$64,918	$—
There were no transfers in or out of Levels 1 and 2 during the three and six months ended June 30, 2018, nor were there any Level 3 assets at any time during either period. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as collateral-dependent impaired loans, HTM securities, MSRs and OREO, were not considered material at June 30, 2018 or December 31, 2017. The Company has not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.

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

Union Bankshares, Inc. Page 23

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

Loans: The fair values of loans are estimated for portfolios of loans with similar financial characteristics and segregated by loan class or segment. For variable-rate loan categories that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts adjusted for credit risk. The fair values for other loans (for example, fixed-rate residential, commercial real estate, and rental property mortgage loans as well as commercial and industrial loans) are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future cash flows, future expected loss experience and risk characteristics. As of June 30, 2018, the Company implemented exit pricing valuation methodologies which incorporate a liquidity premium adjustment into the fair value estimate of all loan portfolios. This adjustment factors the costs/market inefficiencies associated with the sale of a financial instrument into the fair value estimate. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable. The fair value methods and assumptions that utilize unobservable inputs as defined by current accounting standards are classified as Level 3.

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

Union Bankshares, Inc. Page 24

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	June 30, 2018
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$13,846	$13,846	$13,846	$—	$—
Interest bearing deposits in banks	9,996	9,864	—	9,864	—
Investment securities	70,102	70,102	559	69,543	—
Loans held for sale	5,424	5,513	—	5,513	—
Loans, net
Residential real estate	180,835	179,768	—	—	179,768
Construction real estate	49,876	50,059	—	—	50,059
Commercial real estate	266,850	268,296	—	—	268,296
Commercial	47,292	46,306	—	—	46,306
Consumer	3,659	3,691	—	—	3,691
Municipal	21,857	21,738	—	—	21,738
Accrued interest receivable	2,338	2,338	—	412	1,926
Nonmarketable equity securities	3,935	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$110,984	$110,984	$110,984	$—	$—
Interest bearing	360,582	360,582	360,582	—	—
Time	107,321	105,699	—	105,699	—
Borrowed funds
Short-term	588	588	588	—	—
Long-term	68,451	68,256	—	68,256	—
Accrued interest payable	94	94	—	94	—

Union Bankshares, Inc. Page 25

	December 31, 2017
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$38,508	$38,508	$38,508	$—	$—
Interest bearing deposits in banks	9,352	9,333	—	9,333	—
Investment securities	66,439	66,438	521	65,917	—
Loans held for sale	7,947	8,111	—	8,111	—
Loans, net
Residential real estate	177,880	178,818	—	—	178,818
Construction real estate	42,505	42,069	—	—	42,069
Commercial real estate	251,566	248,746	—	—	248,746
Commercial	50,393	49,132	—	—	49,132
Consumer	3,869	3,919	—	—	3,919
Municipal	55,789	55,778	—	—	55,778
Accrued interest receivable	2,500	2,500	—	395	2,105
Nonmarketable equity securities	2,331	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$127,824	$127,824	$127,824	$—	$—
Interest bearing	418,621	418,621	418,621	—	—
Time	101,129	99,967	—	99,967	—
Borrowed funds
Short-term	1,365	1,364	1,364	—	—
Long-term	30,216	29,039	—	29,039	—
Accrued interest payable	97	97	—	97	—
The carrying amounts in the preceding tables are included in the consolidated balance sheets under the applicable captions.

Note 13. Subsequent Events
Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with GAAP. Events occurring subsequent to June 30, 2018 have been evaluated as to their potential impact to the consolidated financial statements.

On July 18, 2018, the Company declared a regular quarterly cash dividend of $0.30 per share, payable August 9, 2018, to stockholders of record on July 30, 2018.

Union Bankshares, Inc. Page 26

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
GENERAL
The following discussion and analysis focuses on those factors that, in management's view, had a material effect on the financial position of the Company as of June 30, 2018 and December 31, 2017, and its results of operations for the three and six months ended June 30, 2018 and 2017. This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company's 2017 Annual Report In the opinion of the Company's management, the interim unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim periods presented. Management is not aware of the occurrence of any events after June 30, 2018 which would materially affect the information presented.
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
Forward-looking statements reflect management's current expectations and are subject to uncertainties, both general and specific, and risk exists that actual results will differ from those predictions, forecasts, projections and other estimates contained in forward-looking statements. These risks cannot be readily quantified. When management uses any of the words “believes,” “expects,” “predicts,” “anticipates,” “intends,” "projects," “plans,” “seeks,” “estimates,” "targets," "goals," “may,” "might," “could,” “would,” “should,” or similar expressions, they are making forward-looking statements. Many possible events or factors, including those beyond the control of management, could affect the future financial results and performance of the Company.
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

Union Bankshares, Inc. Page 27

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

OVERVIEW
The Company's net income was $2.5 million for the quarter ended June 30, 2018 compared to $2.2 million for the quarter ended June 30, 2017, an increase of $223 thousand, or 10.0%. These results reflected an increase in the Company's net interest income of $627 thousand, or 9.5%, and a decrease in the provision for income taxes of $374 thousand, or 45.6%. These positive changes were partially offset by a decrease in noninterest income of $181 thousand, or 7.8%, an increase in the provision for loan losses of $150 thousand and an increase in noninterest expenses of $447 thousand, or 7.6%.
Year-to-date earnings for 2018 were $5.2 million, or $1.16 per share, compared to $4.2 million, or $0.93 per share, for the same period in 2017, an increase of 25.0% year over year. Net interest income improved $1.2 million, or 9.7%, noninterest income increased $57 thousand, or 1.2%, and the provision for income taxes decreased $525 thousand, or 35.4%. These positive changes were partially offset by an increase in noninterest expenses of $641 thousand, or 5.4%, and an increase in the provision for loan losses of $150 thousand. No provision for loan losses was recorded during the first six months of 2017.
Passage of the 2017 Tax Act reduced the Company's federal income tax rate from 34% to 21% effective January 1, 2018. The rate reduction has had a positive impact on earnings for the three and six months ended June 30, 2018.(See Results of Operations, Provision for Income Taxes on page 35.)
As discussed in the Company's 2017 Annual Report, on October 18, 2017, the Company's Board of Directors voted to terminate Union Bank’s Defined Benefit Pension Plan. The Company anticipates completing the transfer of all liabilities and administrative

Union Bankshares, Inc. Page 28

responsibilities under the Plan by December 31, 2018. Once the process is complete, the Company will no longer have any remaining defined benefit pension plan obligations and thus no periodic pension expense in future periods.
At June 30, 2018, the Company had total consolidated assets of $717.6 million, including gross loans and loans held for sale (total loans) of $580.5 million, deposits of $578.9 million, borrowed funds of $69.0 million, and stockholders' equity of $60.1 million. The Company’s total assets at June 30, 2018 decreased $28.2 million, or 3.8%, from $745.8 million at December 31, 2017, and increased $52.7 million, or 7.9%, compared to June 30, 2017. (See Financial Condition on page 35.)
The Company's total capital increased from $58.7 million at December 31, 2017 to $60.1 million at June 30, 2018. This increase primarily reflects net income of $5.2 million for the first six months of 2018, partially offset by an increase of $1.2 million in accumulated other comprehensive loss and regular cash dividends paid of $2.7 million. (See Capital Resources on page 43.)
The following unaudited per share information and key ratios depict several measurements of performance or financial condition at or for the three and six months ended June 30, 2018 and 2017, respectively:

	Three Months Ended or At June 30,		Six Months Ended or At June 30,
	2018	2017	2018	2017
Return on average assets (1)	1.33%	1.31%	1.42%	1.23%
Return on average equity (1)	16.56%	15.51%	17.66%	14.60%
Net interest margin (1)(2)	4.24%	4.26%	4.19%	4.20%
Efficiency ratio (3)	66.62%	64.36%	65.55%	66.12%
Net interest spread (4)	4.13%	4.18%	4.09%	4.12%
Loan to deposit ratio	100.28%	95.92%	100.28%	95.92%
Net loan charge-offs to average loans not held for sale (1)	—%	0.02%	—%	0.03%
Allowance for loan losses to loans not held for sale	0.97%	0.96%	0.97%	0.96%
Nonperforming assets to total assets (5)	0.23%	0.46%	0.23%	0.46%
Equity to assets	8.38%	8.79%	8.38%	8.79%
Total capital to risk weighted assets	14.06%	13.37%	14.06%	13.37%
Book value per share	$13.46	$13.10	$13.46	$13.10
Earnings per share	$0.54	$0.50	$1.16	$0.93
Dividends paid per share	$0.30	$0.29	$0.60	$0.58
Dividend payout ratio (6)	55.56%	58.00%	51.72%	62.37%
__________________

(1)	Annualized.

(2)	The ratio of tax equivalent net interest income to average earning assets. See pages 31 and 32 for more information.

(3)	The ratio of noninterest expense to tax equivalent net interest income and noninterest income, excluding securities gains (losses).

(4)	The difference between the average yield on earning assets and the average rate paid on interest bearing liabilities. See pages 31 and 32 for more information.

(5)	Nonperforming assets are loans or investment securities that are in nonaccrual or 90 or more days past due as well as OREO or OAO.

(6)	Cash dividends declared and paid per share divided by consolidated net income per share.

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
The Company’s net interest income increased $627 thousand, or 9.5%, to $7.2 million for the three months ended June 30, 2018 from $6.6 million for the three months ended June 30, 2017. The net interest spread decreased five bps to 4.13% for the second

Union Bankshares, Inc. Page 29

quarter of 2018, from 4.18% for the same period last year, reflecting a 13 bp increase in the average rate paid on interest bearing liabilities, partially offset by an eight bp increase in the average yield earned on interest earning assets between periods. Interest income on loans increased $766 thousand to $7.4 million for the three months ended June 30, 2018 from $6.6 million for the three months ended June 30, 2017 due to an increase in the average volume of loans outstanding of $55.6 million during the comparison period. Interest income on investment securities increased $62 thousand between periods due to an increase in average volume of $2.9 million, despite a slight decline in the average yield of one bp due to a decrease in the tax equivalent factor.
The average rate paid on interest bearing liabilities increased 13 bps, to 0.53% for the second quarter of 2018 compared to 0.40% for the second quarter of 2017. Competition for customer deposits and increases in short term interest rates have contributed to increases in average rates paid in all deposit categories. The Company recognizes this trend may continue as short term interest rates and competition for deposit monies is likely to increase. Funding sources other than core deposits have been necessary to fund loan demand in the short term. These funds have a higher cost than customer deposits at 1.47% from 1.39% a year ago. The eight bp increase along with an increase in average volume of $7.9 million has resulted in a $37 thousand increase in interest expense. These changes could result in continued pressure on our net interest spread and net interest margin which have decreased five bps and two bps, respectively, during the comparison periods.
Net interest income was $14.1 million, on a fully tax equivalent basis for the six months ended June 30, 2018, compared to $12.9 million for the six months ended June 30, 2017, an increase of $1.2 million, or 9.69%. The average volume of earning assets increased$52.8 million and the average yield on earning assets increased six bps to 4.60% compared to 4.54% for the comparison periods. Average loans increased $54.4 million to $596.2 million for the six months ended June 30, 2018 compared to $541.8 million for the six months ended June 30, 2017. The increase in volume is the primary contributor to the $1.6 million increase in interest income on loans.
The average cost of funds, which is tied primarily to customer deposit accounts, increased nine bps to 0.51% for the six months ended June 30, 2018 compared to 0.42% for the same period last year. Interest expense increased $325 thousand, or 6.80%, from $1.1 million for the six months ended June 30, 2017 to $1.4 million for the six months ended June 30, 2018. The increase was primarily due to the increase in average rate and to a lesser extent the increase in average volume of $34.6 million.

Union Bankshares, Inc. Page 30

The following tables show for the periods indicated the total amount of income recorded from average interest earning assets, the related average tax equivalent yields, the interest expense associated with average interest bearing liabilities, the related average rates paid, and the resulting tax equivalent net interest spread and margin.

	Three Months Ended June 30,
	2018			2017
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$8,375	$9	0.46%	$13,939	$19	0.52%
Interest bearing deposits in banks	9,757	51	2.10%	8,500	36	1.72%
Investment securities (1), (2)	71,314	477	2.87%	68,442	415	2.88%
Loans, net (1), (3)	601,947	7,374	4.97%	546,391	6,608	4.95%
Nonmarketable equity securities	2,826	32	4.41%	2,431	23	3.83%
Total interest earning assets (1)	694,219	7,943	4.66%	639,703	7,101	4.58%
Cash and due from banks	4,142			4,064
Premises and equipment	14,696			13,219
Other assets	22,006			22,022
Total assets	$735,063			$679,008
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$142,967	45	0.13%	$148,056	42	0.11%
Savings/money market accounts	256,536	285	0.45%	226,734	188	0.33%
Time deposits	108,741	244	0.90%	101,852	166	0.66%
Borrowed funds	42,230	157	1.47%	34,300	120	1.39%
Total interest bearing liabilities	550,474	731	0.53%	510,942	516	0.40%
Noninterest bearing deposits	117,272			105,565
Other liabilities	8,131			5,059
Total liabilities	675,877			621,566
Stockholders' equity	59,186			57,442
Total liabilities and stockholders’ equity	$735,063			$679,008
Net interest income		$7,212			$6,585
Net interest spread (1)			4.13%			4.18%
Net interest margin (1)			4.24%			4.26%

Union Bankshares, Inc. Page 31

	Six Months Ended June 30,
	2018			2017
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$12,394	$62	1.00%	$16,564	$49	0.59%
Interest bearing deposits in banks	9,856	96	1.97%	8,874	71	1.62%
Investment securities (1), (2)	69,874	923	2.84%	68,450	843	2.92%
Loans, net (1), (3)	596,166	14,373	4.92%	541,780	12,930	4.91%
Nonmarketable equity securities	2,595	60	4.65%	2,393	47	4.00%
Total interest earning assets (1)	690,885	15,514	4.60%	638,061	13,940	4.54%
Cash and due from banks	4,044			4,093
Premises and equipment	14,438			13,317
Other assets	22,188			22,040
Total assets	$731,555			$677,511
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$144,023	92	0.13%	$144,176	81	0.11%
Savings/money market accounts	257,297	583	0.46%	228,823	398	0.35%
Time deposits	105,286	432	0.83%	102,782	339	0.66%
Borrowed funds	37,320	271	1.44%	33,516	235	1.40%
Total interest bearing liabilities	543,926	1,378	0.51%	509,297	1,053	0.42%
Noninterest bearing deposits	121,024			106,124
Other liabilities	7,745			5,128
Total liabilities	672,695			620,549
Stockholders' equity	58,860			56,962
Total liabilities and stockholders’ equity	$731,555			$677,511
Net interest income		$14,136			$12,887
Net interest spread (1)			4.09%			4.12%
Net interest margin (1)			4.19%			4.20%
__________________

(1)	Average yields reported on a tax equivalent basis using a marginal tax rate of 21% and 34% for the three and six months ended June 30, 2018 and 2017, respectively.

(2)	Average balances of investment securities are calculated on the amortized cost basis and include nonaccrual securities, if applicable.

(3)	Includes loans held for sale as well as nonaccrual loans, unamortized costs and unamortized premiums and is net of the allowance for loan losses.

Union Bankshares, Inc. Page 32

Tax exempt interest income amounted to $506 thousand and $439 thousand for the three months ended June 30, 2018 and 2017, respectively, and $1.0 million and $872 thousand for the 2018 and 2017 six month comparison periods, respectively. The following table presents the effect of tax exempt income on the calculation of net interest income, using a marginal tax rate of 21% and 34% for the 2018 and 2017 three and six month comparison periods, respectively:

	For the Three Months Ended June 30,		For The Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Net interest income, as presented	$7,212	$6,585	$14,136	$12,887
Effect of tax-exempt interest
Investment securities	34	79	68	158
Loans	85	133	170	263
Net interest income, tax equivalent	$7,331	$6,797	$14,374	$13,308

Rate/Volume Analysis. The following table describes the extent to which changes in average interest rates (on a fully tax-equivalent basis) and changes in volume of average interest earning assets and interest bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to:

•	changes in volume (change in volume multiplied by prior rate);

•	changes in rate (change in rate multiplied by prior volume); and

•	total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017 Increase/(Decrease) Due to Change In			Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017 Increase/(Decrease) Due to Change In
	Volume (1)	Rate (1)	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$(7)	$(3)	$(10)	$(15)	$28	$13
Interest bearing deposits in banks	6	9	15	9	16	25
Investment securities	65	(3)	62	111	(31)	80
Loans, net	711	55	766	1,371	72	1,443
Nonmarketable equity securities	5	4	9	4	9	13
Total interest earning assets	$780	$62	$842	$1,480	$94	$1,574
Interest bearing liabilities:
Interest bearing checking accounts	$(2)	$5	$3	$—	$11	$11
Savings/money market accounts	27	70	97	53	132	185
Time deposits	13	65	78	8	85	93
Borrowed funds	29	8	37	27	9	36
Total interest bearing liabilities	$67	$148	$215	$88	$237	$325
Net change in net interest income	$713	$(86)	$627	$1,392	$(143)	$1,249
__________________

(1)	Tax equivalent interest income is calculated using a marginal tax rate of 21% and 34% for the three and six months ended June 30, 2018 and 2017, respectively.

Provision for Loan Losses. There was a $150 thousand provision for loan losses recorded for the three and six months ended June 30, 2018 compared to no provision recorded for the three and six months ended June 30, 2017. The provision for loan losses for the first six months of 2018 was deemed appropriate by management based on the size and mix of the loan portfolio, the level

Union Bankshares, Inc. Page 33

of nonperforming loans, the results of the qualitative factor review and prevailing existing economic conditions. For further details, see FINANCIAL CONDITION- Allowance for Loan Losses and Asset Quality below.

Noninterest Income. Noninterest income was $2.2 million, or 21.3% of total income for the three months ended June 30, 2018, compared to $2.3 million, or 24.7% of total income for the three months ended June 30, 2017 and $4.6 million, or 23.0% of total income for the six months ended June 30, 2018 compared to $4.6 million, or 24.7% of total income for the six months ended June 30, 2017. The following table sets forth the components of noninterest income and changes from 2017 to 2018:

	For The Three Months Ended June 30,				For The Six Months Ended June 30,
	2018	2017	$ Variance	% Variance	2018	2017	$ Variance	% Variance
	(Dollars in thousands)
Trust income	$191	$191	$—	—	$384	$369	$15	4.1
Service fees	1,483	1,451	32	2.2	2,970	2,891	79	2.7
Net gains on sales of loans held for sale	431	597	(166)	(27.8)	726	1,105	(379)	(34.3)
Income from Company-owned life insurance	56	59	(3)	(5.1)	368	119	249	209.2
Other income	(9)	26	(35)	(134.6)	175	73	102	139.7
Subtotal	2,152	2,324	(172)	(7.4)	4,623	4,557	66	1.4
Net gains on sales of investment securities AFS	—	9	(9)	(100.0)	—	9	(9)	(100.0)
Total noninterest income	$2,152	$2,333	$(181)	(7.8)	$4,623	$4,566	$57	1.2
The significant changes in noninterest income for the three and six months ended June 30, 2018 compared to the same periods of 2017 are described below:

•
Service fees. Loan servicing income increased $25 thousand and $56 thousand for the three and six months ended June 30, 2018, respectively, compared to the same periods of 2017 due to an increase in the serviced loan portfolio during the comparison periods. Total service charges on deposit accounts, which includes overdraft fees and ATM surcharge and interchange fees, increased $1 thousand and $41 thousand for the three and six months ended June 30, 2018, respectively, despite a reduction in services charges on customer accounts of $13 thousand and $11 thousand for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017.

•
Net gains on sales of loans held for sale. Continuing the Company's strategy to mitigate long-term interest rate risk, residential loans totaling $26.3 million and $49.4 million were sold for the three and six months ended June 30, 2018, respectively, versus residential and commercial loan sales of $30.0 million and $58.5 million during the same periods in 2017. The decline in net gains on sales of real estate loans is due to a combination of lower volumes of loans sold and lower average premiums on sold loans between periods, reflecting a rising interest rate environment.

•
Income from Company-owned life insurance. Proceeds from the death benefit on an insurance policy on the life of a former director resulted in $252 thousand of additional income during the first quarter of 2018.

•
Other income. Other income is a net expense of $9 thousand for the three months ended June 30, 2018 compared to income of $26 thousand for the three months ended June 30, 2017. The decrease between the comparison periods is due to a decrease in MSR income of $44 thousand, partially offset by an increase of $9 thousand in miscellaneous noninterest income. Other income for the six months ended June 30, 2018 increased $102 thousand between periods due to the gain on the sale of a bank owned branch building of $191 thousand during the first quarter of 2018, partially offset by a decrease of $88 thousand in MSR income.

Union Bankshares, Inc. Page 34

Noninterest Expense. Noninterest expense increased $447 thousand, or 7.6%, and $641 thousand, or 5.4% for the three and six months ended June 30, 2018, respectively compared to the same periods in 2017. The following table sets forth the components of noninterest expense and changes between the three and six month comparison periods of 2018 and 2017:

	For The Three Months Ended June 30,				For The Six Months Ended June 30,
	2018	2017	$ Variance	% Variance	2018	2017	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$2,614	$2,504	$110	4.4	$5,263	$5,072	$191	3.8
Pension and employee benefits	1,197	951	246	25.9	2,155	1,830	325	17.8
Occupancy expense, net	336	363	(27)	(7.4)	731	753	(22)	(2.9)
Equipment expense	511	523	(12)	(2.3)	1,046	1,057	(11)	(1.0)
Electronic banking expenses	72	27	45	166.7	140	55	85	154.5
Other expenses	1,588	1,503	85	5.7	3,118	3,045	73	2.4
Total noninterest expense	$6,318	$5,871	$447	7.6	$12,453	$11,812	$641	5.4
The significant changes in noninterest expense for the three and six months ended June 30, 2018 compared to the same periods of 2017 are described below:

•
Salaries and wages. Salaries and wages increased $110 thousand and $191 thousand for the three and six months ended June 30, 2018, respectively, compared to the same period of 2017 due to normal salary increases, partially offset by a reduction in commissions paid to mortgage loan originators.

•
Pension and employee benefits. Pension and employee benefits increased $246 thousand for the three months ended June 30, 2018 and $325 thousand for the six months ended June 30, 2018 compared to the same periods in 2017, respectively. The increase for the three months ended June 30, 2018 is due to increases in pension expense of $190 thousand, company medical plan expense of $20 thousand, and other employee benefits of $21 thousand. The increase for the six months ended June 30, 2018 is the result of increases in pension plan expense of $379 thousand, 401k contributions of $23 thousand, partially offset by a reduction in the cost of the Company's medical plan of $98 thousand. The reduction in the Company's medical plan costs in 2018 reflects a $242 thousand plan credit due to favorable 2017 claims experience. A similar experience based credit received in 2017 was $130 thousand. As discussed in Note 9 of the Company's unaudited consolidated financial statements, the Company plans to terminate its defined benefit pension plan during 2018 with the settlement of assets and liabilities expected to occur during the fourth quarter of 2018. The Company will continue to recognize pension related costs during its interim periods until the plan has been settled.

•
Electronic banking expenses. During the first quarter of 2018, Union changed its service provider for its internet and mobile banking product. The new product was selected to provide a more robust product to Union's customers that includes additional functionality. The utilization of the product resulted in an increase in electronic banking expenses of $45 thousand and $85 thousand for the three and six months ended June 30, 2018, respectively, compared to the same periods of 2017.

Provision for Income Taxes. The Company has provided for current and deferred federal income taxes for the three and six months ended June 30, 2018 and June 30, 2017. The Company's net provision for income taxes was $446 thousand and $959 thousand for the three and six months ended June 30, 2018, respectively, compared to $820 thousand and $1.5 million for the same periods in 2017, respectively. The Company's effective tax rate was 15.4% and 15.6% for the three and six months ended June 30, 2018, respectively, compared to 26.9% and 26.3% for the same periods in 2017, respectively. The reduction in the effective tax rate for the comparison periods was primarily due to a decrease in the corporate income tax rate from 34% to 21% as a result of the 2017 Tax Act.
Amortization expense related to limited partnership investments is included as a component of tax expense and amounted to $129 thousand and $269 thousand for the three and six months ended June 30, 2018, respectively, and $157 thousand and $314 thousand for the same periods in 2017 respectively. These investments provide tax benefits, including tax credits. Low income housing tax credits with respect to limited partnership investments are also included as a component of income tax expense and amounted to $148 thousand and $296 thousand for the three and six months ended June 30, 2018, respectively, and $158 thousand and $318 thousand for the three and six months ended June 30, 2017, respectively.

FINANCIAL CONDITION

At June 30, 2018, the Company had total consolidated assets of $717.6 million, including gross loans and loans held for sale (total loans) of $580.5 million, deposits of $578.9 million, borrowed funds of $69.0 million and stockholders' equity of $60.1 million.

Union Bankshares, Inc. Page 35

The Company’s total assets at June 30, 2018 decreased $28.2 million, or 3.8%, from $745.8 million at December 31, 2017, and increased $52.7 million, or 7.9%, compared to June 30, 2017.

Net loans and loans held for sale totaled $575.8 million, or 80.2% of total assets at June 30, 2018, compared to $589.9 million, or 79.1% of total assets at December 31, 2017. (See Loans Held for Sale and Loan Portfolio below.)

Total deposits decreased $68.7 million, or 10.6%, to $578.9 million at June 30, 2018, from $647.6 million at December 31, 2017. There were decreases in interest bearing deposits of $58.0 million, or 13.9%, and noninterest bearing deposits of $16.8 million, or 13.2%, which were partially offset by an increase in time deposits of $6.2 million, or 6.1%. The majority of the decrease in total deposits between periods reflects an expected one day seasonal decline due to the municipal funding requirements in Vermont as municipalities and school districts utilize their deposits to pay down their short term loans as of their June 30 fiscal year end. (See average balances and rates in the Yields Earned and Rates Paid tables on pages 31 and 32.)

Total borrowed funds increased $37.5 million, or 118.6%, from $31.6 million at December 31, 2017 to $69.0 million at June 30, 2018. FHLB advances increased $38.2 million and customer overnight collateralized repurchase sweeps decreased $777 thousand between December 31, 2017 and June 30, 2018. (See Borrowings on page 41.)

Total stockholders’ equity increased $1.4 million to $60.1 million at June 30, 2018 from $58.7 million at December 31, 2017. (See Capital Resources on page 43.)

Loans Held for Sale and Loan Portfolio. Total loans (including loans held for sale) decreased $14.1 million, or 2.4%, to $580.5 million, representing 80.9% of assets at June 30, 2018, from $594.6 million, representing 79.7% of assets at December 31, 2017. The total loan portfolio at June 30, 2018 increased $38.9 million compared to the June 30, 2017 level of $541.6 million, representing 81.5% of assets. The Company’s loans consist primarily of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Real estate secured loans represented $507.4 million, or 87.4% of total loans at June 30, 2018 and $484.2 million, or 81.4% of total loans at December 31, 2017. Although competition for good loans is strong, especially in the commercial sector, the Company has been able to originate loans to both current and new customers while maintaining credit quality. Other than the decrease in the municipal portfolio reflecting the one day seasonal fluctuation from municipalities and school districts paying down their short term loans as of their June 30 fiscal year end, the composition of the Company’s loan portfolio remained relatively unchanged from December 31, 2017. There was no material change in the Company’s lending programs or terms during the six months ended June 30, 2018.

The composition of the Company's loan portfolio as of June 30, 2018 and December 31, 2017 was as follows:

	June 30, 2018		December 31, 2017
Loan Class	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$181,942	31.3	$178,999	30.1
Construction real estate	50,358	8.7	42,935	7.2
Commercial real estate	269,645	46.5	254,291	42.8
Commercial	47,596	8.2	50,719	8.5
Consumer	3,680	0.6	3,894	0.7
Municipal	21,855	3.8	55,777	9.4
Loans held for sale	5,424	0.9	7,947	1.3
Total loans	580,500	100.0	594,562	100.0
Allowance for loan losses	(5,553)		(5,408)
Unamortized net loan costs	846		795
Net loans and loans held for sale	$575,793		$589,949
The Company originates and sells qualified residential mortgage loans in various secondary market avenues, with a majority of sales made to the FHLMC/Freddie Mac, generally with servicing rights retained. At June 30, 2018, the Company serviced a $681.5 million residential real estate mortgage portfolio, of which $5.4 million was held for sale and approximately $494.1 million was serviced for unaffiliated third parties.

The Company sold $49.4 million of qualified residential real estate loans primarily originated during the first six months of 2018 to the secondary market to mitigate long-term interest rate risk and to generate fee income, compared to sales of $58.4 million

Union Bankshares, Inc. Page 36

during the first six months of 2017. The Company originates and sells FHA, VA, and RD residential mortgage loans, and also has an Unconditional Direct Endorsement Approval from HUD which allows the Company to approve FHA loans originated in any of its Vermont or New Hampshire locations without needing prior HUD underwriting approval. The Company sells FHA, VA and RD loans as originated with servicing released. Some of the government backed loans qualify for zero down payments without geographic or income restrictions. These loan products increase the Company's ability to serve the borrowing needs of residents in the communities we serve, including low and moderate income borrowers, while the government guaranty mitigates our exposure to credit risk.

The Company also originates commercial real estate and commercial loans under various SBA, USDA and State sponsored programs that provide a government agency guaranty for a portion of the loan amount. There was $4.1 million guaranteed under these various programs at June 30, 2018 on an aggregate balance of $5.2 million in subject loans. The Company occasionally sells the guaranteed portion of the loan to other financial partners and retains servicing rights, which generates fee income. There were no commercial loans sold in the first six months of 2018 and $103 thousand of commercial loans sold in the first six months of 2017. The Company recognizes gains and losses on the sale of the principal portion of these loans as they occur.

The Company serviced $14.5 million of commercial and commercial real estate loans for unaffiliated third parties as of June 30, 2018. This includes $12.3 million of commercial or commercial real estate loans the Company has participated out to other financial institutions, in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.

As of June 30, 2018, there were $1.089 billion in total loans serviced, which includes total loans on the balance sheet of $580.5 million as well as total loans sold with servicing retained of $508.7 million. There were $1.094 billion in total loans serviced as of December 31, 2017.

The Company capitalizes MSRs for all loans sold with servicing retained and recognizes gains and losses on the sale of the principal portion of these loans as they occur. The unamortized balance of MSRs on loans sold with servicing retained was $1.6 million at June 30, 2018, with an estimated market value in excess of the carrying value as of such date. Management periodically evaluates and measures the servicing assets for impairment.

Qualifying residential first mortgage loans and certain commercial real estate loans with a carrying value of $187.4 million were pledged as collateral for borrowings from the FHLB under a blanket lien at June 30, 2018.

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

Union Bankshares, Inc. Page 37

Repossessed assets and loans or investments that are 90 days or more past due are considered to be nonperforming assets.The following table shows the composition of nonperforming assets at the dates indicated and trends in certain ratios monitored by the Company's management in reviewing asset quality:

	June 30, 2018	December 31, 2017	June 30, 2017
	(Dollars in thousands)
Nonaccrual loans	$927	$1,191	$2,728
Accruing loans 90+ days delinquent	758	494	357
Total nonperforming loans (1)	1,685	1,685	3,085
OREO	—	36	—
Total nonperforming assets (1)	$1,685	$1,721	$3,085
ALL to loans not held for sale	0.97%	0.92%	0.96%
ALL to nonperforming loans	329.55%	320.95%	167.52%
Nonperforming loans to total loans	0.29%	0.28%	0.57%
Nonperforming assets to total assets	0.23%	0.23%	0.46%
Delinquent loans (30 days to nonaccruing) to total loans	0.60%	1.05%	0.97%
Net charge-offs (annualized) to average loans not held for sale	—%	0.01%	0.03%
____________________

(1)
The Company had guarantees of U.S. or state government agencies on the above nonperforming loans totaling $253 thousand at June 30, 2018, $131 thousand at December 31, 2017, and $194 thousand at June 30, 2017.

The level of nonaccrual loans decreased $264 thousand, or 22.2%, since December 31, 2017, and accruing loans delinquent 90 days or more increased $264 thousand, or 53.4%, during the same time period. There was one residential real estate loan totaling $131 thousand in process of foreclosure at June 30, 2018. The aggregate interest income not recognized on nonaccrual loans amounted to approximately $1.2 million and $1.4 million as of June 30, 2018 and 2017, respectively, and $1.2 million as of December 31, 2017.
At June 30, 2018, the Company had loans rated substandard that were on performing status totaling $2.0 million, compared to $3.0 million at December 31, 2017. In management's view, substandard loans represent a higher degree of risk of becoming nonperforming loans in the future. The Company’s management is focused on the impact that the economy may have on its borrowers and closely monitors industry and geographic concentrations for evidence of financial problems. The past two years have resulted in successful tourist seasons for all seasons throughout the year, which appears to have improved the related business' financial performance. Improvement in local economic indicators have also been identified over the past two years. The unemployment rate has stabilized in Vermont and was 2.8% for June 2018 compared to 3.2% for June 2017. The New Hampshire unemployment rate was 2.7% for June 2018 compared to 2.9% for June 2017. These rates compare favorably with the nationwide unemployment rate of 4.0% and 4.4%, respectively, for the comparable periods. Management will continue to monitor the national, regional and local economic environment and its impact on unemployment, business outlook and real estate values in the Company’s market area.
On occasion, the Company acquires residential or commercial real estate properties through or in lieu of loan foreclosure. These properties are held for sale and are initially recorded as OREO at fair value less estimated selling costs at the date of the Company’s acquisition of the property, with fair value based on an appraisal for more significant properties and on a broker’s price opinion for less significant properties. Holding costs and declines in the fair value of properties acquired are expensed as incurred. Declines in the fair value after acquisition of the property result in charges against income before tax. There were no such declines for the three and six months ended June 30, 2018, or June 30, 2017. The Company evaluates each OREO property at least quarterly for changes in the fair value. The Company had no properties classified as OREO at June 30, 2018 or June 30, 2017 and one residential real estate property valued at $36 thousand classified as OREO at December 31, 2017.
Allowance for Loan Losses. Some of the Company’s loan customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge off a portion or all of the remaining principal balance due. The Company maintains an ALL to absorb such losses. The ALL is maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio as of the evaluation date; however, actual loan losses may vary from current estimates. The Company's policy and methodologies for establishing the ALL, described in the Company's 2017 Annual Report did not change during the first six months of 2018.
Impaired loans, including $3.4 million of TDR loans, were $4.0 million at June 30, 2018, with government guaranties of $675 thousand and a specific reserve amount allocated of $57 thousand. Impaired loans at December 31, 2017 were $3.3 million, with

Union Bankshares, Inc. Page 38

government guaranties of $550 thousand and a specific reserve amount allocated of $48 thousand. All of the impaired loans were also TDR loans at December 31, 2017. Based on management's evaluation of the Company's historical loss experience on substandard commercial loans, commercial loans with balances greater than $500 thousand is the threshold for individual impairment evaluation with a specific reserve allocated when warranted. Commercial loans with balances under this threshold are collectively evaluated for impairment as a homogeneous pool of loans, unless such loans are subject to a restructuring agreement or have been identified as impaired as part of a larger customer relationship. The specific reserve amount allocated to individually identified impaired loans increased $9 thousand as a result of the June 30, 2018 impairment evaluation.
The following table reflects activity in the ALL for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For The Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$5,405	$5,192	$5,408	$5,247
Charge-offs	(3)	(28)	(9)	(89)
Recoveries	1	4	4	10
Net charge-offs	(2)	(24)	(5)	(79)
Provision for loan losses	150	—	150	—
Balance at end of period	$5,553	$5,168	$5,553	$5,168
The following table (net of loans held for sale) shows the internal breakdown by risk component of the Company's ALL and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

	June 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$1,375	31.6	$1,361	30.5
Construction real estate	556	8.8	488	7.3
Commercial real estate	2,855	46.9	2,707	43.4
Commercial	374	8.3	395	8.6
Consumer	26	0.6	30	0.7
Municipal	30	3.8	64	9.5
Unallocated	337	—	363	—
Total	$5,553	100.0	$5,408	100.0

Notwithstanding the categories shown in the table above or any specific allocation under the Company's ALL methodology, all funds in the ALL are available to absorb loan losses in the portfolio, regardless of loan category or specific allocation.

There were no changes to the reserve factors assigned to any of the loan portfolios based on the qualitative factor reviews performed during the first six months of 2018. Management of the Company believes, in its best estimate, that the ALL at June 30, 2018 is appropriate to cover probable credit losses inherent in the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the ALL at June 30, 2018. In addition, our banking regulators, as an integral part of their examination process, periodically review our ALL. Such agencies may require us to recognize adjustments to the ALL based on their judgments about information available to them at the time of their examination. A large adjustment to the ALL for losses in future periods could require increased provisions to replenish the ALL, which could negatively affect earnings. Management continues to be cautiously optimistic about the collectability of the Company's loan portfolio.

Investment Activities. At June 30, 2018, investment securities classified as AFS totaled $69.5 million, comprising 9.7% of total assets, compared to $65.4 million, or 8.8% of total assets at December 31, 2017. Total investment securities increased $3.1 million, or 4.7%, from $66.4 million, or 8.9% of total assets at December 31, 2017. Net unrealized losses for the Company’s AFS investment securities portfolio were $1.9 million as of June 30, 2018, compared to net unrealized losses of $381 thousand as of December 31, 2017. Net unrealized losses of $1.5 million, net of income tax effect, were reflected in the Company’s accumulated OCI component of stockholders’ equity at June 30, 2018. There were no securities classified as HTM at June 30, 2018 and $1.0 million in investment

Union Bankshares, Inc. Page 39

securities classified as HTM at December 31, 2017. No declines in value were deemed by management to be OTT at June 30, 2018. Deterioration in credit quality and/or imbalances in liquidity that may exist in the financial marketplace might adversely affect the fair values of the Company’s investment portfolio and the amount of gains or losses ultimately realized on the sale of such securities, and may also increase the potential that certain resulting unrealized losses will be designated as OTT in future periods, resulting in write-downs and charges to earnings. There was $3.0 million of investment securities pledged to secure various public deposits or customer repurchase agreements as of June 30, 2018, compared to $4.6 million at December 31, 2017.

Deposits. The following table shows information concerning the Company's average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Average Amount	Percent of Total Deposits	Average Rate	Average Amount	Percent of Total Deposits	Average Rate
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$121,024	19.3	—	$106,124	18.2	—
Interest bearing checking accounts	144,023	22.9	0.13%	144,176	24.8	0.11%
Money market accounts	153,221	24.4	0.66%	130,206	22.4	0.50%
Savings accounts	104,076	16.6	0.15%	98,617	16.9	0.15%
Total nontime deposits	522,344	83.2	0.26%	479,123	82.3	0.20%
Time deposits:
Less than $100,000	60,186	9.6	0.72%	62,116	10.7	0.65%
$100,000 and over	45,100	7.2	0.97%	40,666	7.0	0.68%
Total time deposits	105,286	16.8	0.83%	102,782	17.7	0.66%
Total deposits	$627,630	100.0	0.36%	$581,905	100.0	0.28%
During the first six months of 2018, average total deposits grew $45.7 million, or 7.9%, compared to the six months ended June 30, 2017, with growth in all categories except interest bearing checking accounts and time deposits less than $100 thousand.

The Company participates in CDARS, which permits the Company to offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants. CDARS also provides the Company with an additional source of funding and liquidity through the purchase of deposits. At June 30, 2018, $1.5 million of the Company's CDARS deposits represented purchased deposits which are considered "brokered" deposits. There were no purchased deposits as of December 31, 2017. These deposits are included in time deposits on the consolidated balance sheets. There were $12.6 million of time deposits of $250,000 or less on the balance sheet at June 30, 2018 and $11.5 million at December 31, 2017, which were exchanged with other CDARS participants.

The Company also participates in the ICS program, a service through which Union can offer its customers a savings product with access to unlimited FDIC insurance, while receiving reciprocal deposits from other FDIC-insured banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of savings deposits through ICS provides a depositor with full deposit insurance coverage of excess balances, thereby helping Union retain the full amount of the deposit on its balance sheet. As with the CDARS program, in addition to reciprocal deposits, participating banks may also purchase one-way ICS deposits. There were $44.6 million and $67.0 million in exchanged ICS money market deposits on the balance sheet at June 30, 2018 and December 31, 2017, respectively. There were no purchased ICS deposits at June 30, 2018 or December 31, 2017.

The Economic Growth, Regulatory Relief, and Consumer Protection Act was signed into law in May 2018 and allows the Company to hold reciprocal deposits up to 20 percent of total liabilities without those deposits being treated as brokered for regulatory purposes.

At June 30, 2018, there was $999 thousand in retail brokered deposits issued under a master certificate of deposit program with a deposit broker for the purpose of providing a supplemental source of funding and liquidity. These deposits will mature in February 2019. There were $2.0 million of retail brokered deposits at December 31, 2017.

Union Bankshares, Inc. Page 40

The following table provides a maturity distribution of the Company’s time deposits in amounts of $100,000 and over at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Within 3 months	$11,178	$5,345
3 to 6 months	7,736	9,752
6 to 12 months	13,487	13,737
Over 12 months	14,277	12,348
	$46,678	$41,182
A provision of the Dodd-Frank Act permanently raised FDIC deposit insurance coverage to $250 thousand per depositor per insured depository institution for each account ownership category. At June 30, 2018, the Company had deposit accounts with less than $250 thousand totaling $453.2 million, or 78.3% of its deposits, with FDIC insurance protection. An additional $6.4 million of municipal deposits were over the FDIC insurance coverage limit at June 30, 2018 and were collateralized by Union under applicable state regulations by investment securities or letters of credit issued by the FHLB.

Borrowings. Total borrowed funds at June 30, 2018 were $69.0 million compared to $31.6 million at December 31, 2017, a net increase of $37.5 million, or 118.6%. The FHLB option advance borrowings were $68.5 million at June 30, 2018, at a weighted average rate of 1.79%, and $30.2 million at December 31, 2017, at a weighted average rate of 1.42%. The increase in borrowed funds was utilized to fund loan demand as loan growth has been outpacing deposit growth through the first six months of 2018. The increase in option advance borrowings reflects a $21.0 million one month bullet advance at 2.13% and a $20.0 million one month bullet advance at 2.09% taken during the second quarter of 2018, as well as a $7.0 million five year option advance (callable after one year) at 0.77% taken during the first quarter of 2018. These advances were partially offset by the maturity of $4.7 million in option advances, a $5.0 million option advance called by FHLB and scheduled monthly payments of $72 thousand on long-term FHLB amortizing advances during the first six months of 2018. In addition, the Company had overnight secured customer repurchase agreement sweeps at June 30, 2018 of $588 thousand, at a weighted average rate of 0.25%, compared to $1.4 million, at a weighted average rate of 0.25% at December 31, 2017, a decrease of $777 thousand, or 56.9%, primarily due to a customer converting their account to another deposit product during the first quarter. The volume of the overnight secured customer repurchase agreement sweeps is volatile and is a function of our customers' cash flow and cash management needs.

The Company has the authority, up to its available borrowing capacity with the FHLB, to collateralize public unit deposits with letters of credit issued by the FHLB. FHLB letters of credit in the amount of $7.0 million and $29.6 million were utilized as collateral for these deposits at June 30, 2018 and December 31, 2017, respectively. Total fees paid by the Company in connection with the issuance of these letters of credit were $9 thousand and $15 thousand for the three and six months ended June 30, 2018, respectively, with no fees paid for the three and six months ended June 30, 2017.

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

Union Bankshares, Inc. Page 41

The following table details the contractual or notional amount of financial instruments that represented credit risk at the balance sheet dates:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Commitments to originate loans	$116,887	$25,394
Unused lines of credit	81,178	85,906
Standby and commercial letters of credit	2,078	2,064
Credit card arrangements	1,389	1,326
FHLB Mortgage Partnership Finance credit enhancement obligation, net	643	640
Commitment to purchase investment in a real estate limited partnership	—	1,470
Contract commitment for renovation projects	431	662
Total	$202,606	$117,462
Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have a fixed expiration date or other termination clause and may require payment of a fee. Since many of the loan commitments are expected to expire without being drawn upon and not all credit lines will be utilized, the total commitment amounts do not necessarily represent future cash requirements. Lines of credit incur seasonal volume fluctuations due to the nature of some customers' businesses, such as tourism and maple syrup products production. The large increase in commitments to originate loans at June 30, 2018 from December 31, 2017 is primarily the result of the municipals' and school districts' fiscal cycle, with $63.9 million committed to them on June 30, 2018 for their fiscal year beginning July 1, 2018. In addition, commitments to originate commercial real estate loans at June 30, 2018 increased $25.2 million over December 31, 2017.
The Company did not hold any derivative or hedging instruments at June 30, 2018 or December 31, 2017.
The Company’s subsidiary bank is required (as are all banks) to maintain vault cash or a noninterest bearing reserve balance as established by FRB regulations. The Bank’s average total required reserve for the 14 day maintenance period including June 30, 2018 was $1.1 million and for December 31, 2017 was $1.4 million, both of which were satisfied by vault cash.

Contractual Obligations. The Company and Union have various financial obligations, including contractual obligations that may require future cash payments. The following table presents, as of June 30, 2018, significant fixed and determinable contractual obligations to third parties:

June 30, 2018
(Dollars in thousands)
Operating lease commitments	$587
Contractual payments on borrowed funds (1)	69,039
Deposits without stated maturity (1) (2)	471,566
Certificates of deposit (1) (2)	107,321
Deferred compensation payouts	880
Total	$649,393
____________________

(1)	The amounts exclude interest payable.

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

Union Bankshares, Inc. Page 42

As of June 30, 2018, Union, as a member of FHLB, had access to unused lines of credit up to $38.5 million over and above the $76.4 million in combined outstanding borrowings and other credit subject to collateralization, subject to the purchase of required FHLB Class B common stock and evaluation by the FHLB of the underlying collateral available. This line of credit can be used for either short-term or long-term liquidity or other funding needs.
Union also maintains an IDEAL Way Line of Credit with the FHLB. The total line available was $551 thousand at June 30, 2018. There were no borrowings against this line of credit as of such date. Interest on this line is chargeable at a rate determined by the FHLB and payable monthly. Should Union utilize this line of credit, qualified portions of the loan and investment portfolios would collateralize these borrowings.
In addition to its borrowing arrangements with the FHLB, Union maintains a pre-approved federal funds line of credit totaling $10.0 million with an upstream correspondent bank and one-way buy options with CDARS and ICS as well as access to the FRB discount window, which would require pledging of qualified assets. Core deposits are the lowest cost of funds the Company has access to but these deposits may not be sufficient to cover the on balance sheet liquidity needs which makes using these other funding sources necessary. At June 30, 2018 there were no purchased ICS deposits under this agreement, $1.5 million purchased CDARS deposits, and no outstanding advances on the federal funds line or at the discount window.
Union's investment and residential loan portfolios provide a significant amount of contingent liquidity that could be accessed in a reasonable time period through sales of those portfolios. We also have additional contingent liquidity sources with access to the brokered deposit market and the FRB discount window. These sources are considered as liquidity alternatives in our contingent liquidity plan. At June 30, 2018, there was $998 thousand in retail brokered deposits issued under a master certificate of deposit program with a deposit broker. Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. However, any projections of future cash needs and flows are subject to substantial uncertainty, including factors outside the Company's control.
On July 2, 2018, the Company entered into a terms agreement with a deposit broker for placement of $8.0 million of brokered deposits to settle on July 13, 2018. Interest will be charged at a rate of 2.07% and will mature on October 12, 2018. The agreement was entered into to obtain funding to manage short term liquidity needs.

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
Stockholders’ equity increased from $58.7 million at December 31, 2017 to $60.1 million at June 30, 2018, reflecting net income of $5.2 million for the first six months of 2018, an increase of $82 thousand from stock based compensation, and a $15 thousand increase due to the issuance of common stock under the DRIP. These increases were partially offset by cash dividends paid of $2.7 million, a decrease of $1.2 million in accumulated other comprehensive loss due to a decline in the fair market value of the Company's AFS securities, and stock repurchases of $3 thousand during the six months ended June 30, 2018. The components of the other comprehensive loss are illustrated in Note 11 of the unaudited consolidated financial statements.
The Company has 7,500,000 shares of $2.00 par value common stock authorized. As of June 30, 2018, the Company had 4,940,961 shares issued, of which 4,465,803 were outstanding and 475,158 were held in treasury.
In January 2018, the Company's Board reauthorized the limited stock repurchase plan that was initially established in May of 2010 and has been reauthorized annually since that time. The limited stock repurchase plan allows the repurchase of up to a fixed number of shares of the Company's common stock each calendar quarter (currently 2,500 shares) in open market purchases or privately negotiated transactions, as management deems advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase authorization expires on December 31, 2018, unless reauthorized. The Company repurchased 60 shares during the first six months of 2018 under this program at a total cost of $3 thousand.
The Company adopted a Dividend Reinvestment and Stock Purchase Plan whereby registered stockholders may elect to reinvest cash dividends and optional cash contributions to purchase additional shares of the Company's common stock. The Company has reserved 200,000 shares of its common stock for issuance and sale under the DRIP. As of June 30, 2018, 1,164 shares of stock had been issued from treasury stock under the DRIP.
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

Union Bankshares, Inc. Page 43

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
In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act was signed into law. This act rolls back certain provisions of the Dodd-Frank Act of 2010 providing relief to all but the largest banking organizations in the United States. A bank with less than $10 billion in assets may be exempt from current leverage and risk-based capital ratio requirements if it maintains a community bank leverage ratio ("CBLR") above a threshold to be set by regulators between eight and 10 percent. The bank will be deemed "well capitalized" if it meets the CBLR.
As of June 30, 2018, both the Company and Union met all capital adequacy requirements to which they are currently subject. There were no conditions or events between June 30, 2018 and the date of this report that management believes have changed either Company’s regulatory capital category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Total capital to risk weighted assets	$69,199	14.06%	$39,374	8.00%	N/A	N/A
Tier I capital to risk weighted assets	63,646	12.93%	29,534	6.00%	N/A	N/A
Common Equity Tier 1 to risk weighted assets	63,646	12.93%	22,151	4.50%	N/A	N/A
Tier I capital to average assets	63,646	8.71%	29,229	4.00%	N/A	N/A

Union:
Total capital to risk weighted assets	$68,817	14.01%	$39,296	8.00%	$49,120	10.00%
Tier I capital to risk weighted assets	63,264	12.88%	29,471	6.00%	39,294	8.00%
Common Equity Tier 1 to risk weighted assets	63,264	12.88%	22,103	4.50%	31,927	6.50%
Tier I capital to average assets	63,264	8.64%	29,289	4.00%	36,611	5.00%
Dividends paid by Union are the primary source of funds available to the Company for payment of dividends to its stockholders. Union is subject to certain requirements imposed by federal banking laws and regulations, which among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by Union to the Company.
Quarterly cash dividends of $0.30 per share were paid during the first half of 2018 and declared for the third quarter, payable on August 9, 2018 to stockholders of record on July 30, 2018. The dividend rate of $0.30 per share represents an increase of $0.01 per share in the quarterly cash dividends paid in 2017 .

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

OTHER FINANCIAL CONSIDERATIONS
Market Risk and Interest Rate Risk. Market risk is the potential of loss in a financial instrument arising from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices, and equity prices. As of June 30, 2018, the

Union Bankshares, Inc. Page 44

Company did not have any market risk sensitive instruments acquired for trading purposes. The Company’s market risk arises primarily from interest rate risk inherent in its lending, investing, deposit taking and borrowing activities. Management of interest rate risk is an important component of our asset and liability management process, which is governed by established policies that are reviewed and approved annually. Our investment policy details the types of securities that may be purchased, and establishes portfolio limits and maturity limits for the various sectors. Our investment policy also establishes specific investment quality limits. The ALCO develops guidelines and strategies impacting our asset and liability management-related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. Members of the ALCO also manage the investment portfolio to maximize net interest income while mitigating market and interest rate risk.
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
An outside consultant is utilized to perform rate shocks to our balance sheet to assess our risk to earnings in different interest rate environments, and to perform a variety of other analyses. The consultant’s most recent completed analysis was as of June 30, 2018. The base simulation assumed no changes in rates, as well as 200 and 300 basis point rising interest rate scenarios which assume a parallel shift of the yield curve over a one-year period, and no growth assumptions. Management is not aware of any significant changes in the Company's risk profile since the analysis was performed as of June 30, 2018. A summary of the results is as follows:

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

The net interest income simulation as of June 30, 2018 showed that the change in net interest income for the next 12 months from our expected or “most likely” forecast was as follows:

Rate Change	Percent Change in Net Interest Income Limit	Percent Change in Net Interest Income
Up 300 basis points	(21.00)%	(2.8)%
Up 200 basis points	(14.00)%	(1.5)%
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

Union Bankshares, Inc. Page 45

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Information called for by this item is incorporated to Part I, Item 2, reference in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption OTHER FINANCIAL CONSIDERATIONS on page 44 of this report

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2018. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the quarter ended June 30, 2018, the Company did not issue any unregistered equity securities.
There was no repurchase of the Company's equity securities during the quarter ended June 30, 2018.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three and six months ended June 30, 2018 and 2017, (iii) the unaudited consolidated statements of comprehensive income for the three and six months ended June 30, 2018 and 2017, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

Union Bankshares, Inc.

August 9, 2018	/s/ David S. Silverman
David S. Silverman
Director, President and Chief Executive Officer

August 9, 2018	/s/ Karyn J. Hale
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three and six months ended June 30, 2018 and 2017, (iii) the unaudited consolidated statements of comprehensive income for the three and six months ended June 30, 2018 and 2017, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

____________________

*
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Union Bankshares, Inc. Page 47