Form 10-Q
period 2018-09-30
UNION BANKSHARES INC
filed 2018-11-08
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2018

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

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]
Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ]      No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 29, 2018.

Common Stock, $2 par value	4,465,951	shares

UNION BANKSHARES, INC.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets	(Dollars in thousands)
Cash and due from banks	$4,063	$3,857
Federal funds sold and overnight deposits	9,837	34,651
Cash and cash equivalents	13,900	38,508
Interest bearing deposits in banks	9,747	9,352
Investment securities available-for-sale	71,536	65,439
Investment securities held-to-maturity (fair value $999 thousand at December 31, 2017)	—	1,000
Other investments	597	—
Total investments	72,133	66,439
Loans held for sale	7,457	7,947
Loans	636,239	586,615
Allowance for loan losses	(5,610)	(5,408)
Net deferred loan costs	891	795
Net loans	631,520	582,002
Accrued interest receivable	2,570	2,500
Premises and equipment, net	15,747	14,255
Core deposit intangible	454	583
Goodwill	2,223	2,223
Investment in real estate limited partnerships	4,208	3,166
Company-owned life insurance	8,984	8,861
Other assets	10,715	9,995
Total assets	$779,658	$745,831
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$126,596	$127,824
Interest bearing	407,965	418,621
Time	133,162	101,129
Total deposits	667,723	647,574
Borrowed funds	41,990	31,581
Accrued interest and other liabilities	9,168	8,015
Total liabilities	718,881	687,170
Commitments and Contingencies
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,940,961 shares issued at September 30, 2018 and December 31, 2017	9,882	9,882
Additional paid-in capital	897	755
Retained earnings	60,686	57,197
Treasury stock at cost; 475,015 shares at September 30, 2018 and 475,385 shares at December 31, 2017	(4,076)	(4,077)
Accumulated other comprehensive loss	(6,612)	(5,096)
Total stockholders' equity	60,777	58,661
Total liabilities and stockholders' equity	$779,658	$745,831
See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 1

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$7,482	$6,893	$21,855	$19,823
Interest on debt securities:
Taxable	321	250	918	741
Tax exempt	145	159	436	486
Dividends	65	42	160	114
Interest on federal funds sold and overnight deposits	26	15	88	64
Interest on interest bearing deposits in banks	56	38	152	109
Total interest and dividend income	8,095	7,397	23,609	21,337
Interest expense
Interest on deposits	842	453	1,949	1,271
Interest on borrowed funds	244	134	515	369
Total interest expense	1,086	587	2,464	1,640
Net interest income	7,009	6,810	21,145	19,697
Provision for loan losses	150	150	300	150
Net interest income after provision for loan losses	6,859	6,660	20,845	19,547
Noninterest income
Trust income	195	179	579	548
Service fees	1,568	1,553	4,538	4,444
Net gains on sales of investment securities available-for-sale	—	24	—	33
Net gains on sales of loans held for sale	596	657	1,322	1,762
Other income	93	93	636	285
Total noninterest income	2,452	2,506	7,075	7,072
Noninterest expenses
Salaries and wages	2,745	2,570	8,008	7,642
Pension and employee benefits	1,144	954	3,299	2,784
Occupancy expense, net	338	320	1,069	1,073
Equipment expense	528	532	1,574	1,589
Other expenses	1,792	1,565	5,050	4,665
Total noninterest expenses	6,547	5,941	19,000	17,753
Income before provision for income taxes	2,764	3,225	8,920	8,866
Provision for income taxes	453	855	1,412	2,339
Net income	$2,311	$2,370	$7,508	$6,527
Earnings per common share	$0.52	$0.53	$1.68	$1.46
Weighted average number of common shares outstanding	4,465,882	4,462,414	4,465,741	4,462,113
Dividends per common share	$0.30	$0.29	$0.90	$0.87

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 2

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Net income	$2,311	$2,370	$7,508	$6,527
Other comprehensive (loss) income, net of tax:
Investment securities available-for-sale:
Net unrealized holding (losses) gains arising during the period on investment securities available-for-sale	(352)	46	(1,516)	609
Reclassification adjustment for net gains on sales of investment securities available-for-sale realized in net income	—	(16)	—	(22)
Total other comprehensive (loss) income	(352)	30	(1,516)	587
Total comprehensive income	$1,959	$2,400	$5,992	$7,114

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 3

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 2018 and 2017 (Unaudited)

	Common Stock
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances December 31, 2017	4,465,576	$9,882	$755	$57,197	$(4,077)	$(5,096)	$58,661
Net income	—	—	—	7,508	—	—	7,508
Other comprehensive loss	—	—	—	—	—	(1,516)	(1,516)
Dividend reinvestment plan	430	—	19	—	4	—	23
Cash dividends declared ($0.90 per share)	—	—	—	(4,019)	—	—	(4,019)
Stock based compensation expense	—	—	123	—	—	—	123
Purchase of treasury stock	(60)	—	—	—	(3)	—	(3)
Balances September 30, 2018	4,465,946	$9,882	$897	$60,686	$(4,076)	$(6,612)	$60,777

Balances, December 31, 2016	4,462,135	$9,874	$620	$53,086	$(4,022)	$(3,279)	$56,279
Net income	—	—	—	6,527	—	—	6,527
Other comprehensive income	—	—	—	—	—	587	587
Dividend reinvestment plan	422	—	14	—	4	—	18
Cash dividends declared ($0.87 per share)	—	—	—	(3,882)	—	—	(3,882)
Stock based compensation expense	—	—	102	—	—	—	102
Exercise of stock options	1,000	2	17	—	—	—	19
Purchase of treasury stock	(1,040)	—	—	—	(43)	—	(43)
Balances, September 30, 2017	4,462,517	$9,876	$753	$55,731	$(4,061)	$(2,692)	$59,607

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 4

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities	(Dollars in thousands)
Net income	$7,508	$6,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	886	914
Provision for loan losses	300	150
Deferred income tax (credit) provision	(57)	226
Net amortization of investment securities	294	314
Equity in losses of limited partnerships	428	471
Stock based compensation expense	123	102
Net increase in unamortized loan costs	(96)	(100)
Proceeds from sales of loans held for sale	84,541	92,231
Origination of loans held for sale	(82,729)	(88,341)
Net gain on sales of loans held for sale	(1,322)	(1,762)
Net (gain) loss on disposals of premises and equipment	(191)	13
Net gain on sales of investment securities available-for-sale	—	(33)
Net gain on sales of other real estate owned	(11)	—
(Increase) decrease in accrued interest receivable	(70)	63
Amortization of core deposit intangible	129	129
Increase in other assets	(258)	(490)
Contribution to defined benefit pension plan	(850)	(750)
Increase in other liabilities	1,228	926
Net cash provided by operating activities	9,853	10,590
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	1,843	4,384
Purchases	(2,238)	(3,236)
Investment securities held-to-maturity
Proceeds from maturities, calls and paydowns	1,000	—
Investment securities available-for-sale
Proceeds from sales	—	3,962
Proceeds from maturities, calls and paydowns	4,222	5,310
Purchases	(13,053)	(7,078)
Other investments
Proceeds from sales	44	—
Purchases	(120)	—
Purchase of nonmarketable stock	(2,844)	(518)
Redemption of nonmarketable stock	2,376	541
Net increase in loans	(49,739)	(45,803)
Recoveries of loans charged off	17	53
Purchases of premises and equipment	(2,391)	(646)
Proceeds from Company-owned life insurance death benefit	307	—
Investments in limited partnerships	(695)	(438)
Proceeds from sales of premises and equipment	204	—
Proceeds from sales of other real estate owned	47	—
Net cash used in investing activities	(61,020)	(43,469)

Union Bankshares, Inc. Page 5

Cash Flows From Financing Activities
Advances on long-term borrowings	164,175	10,000
Repayment of long-term debt	(156,940)	(10,208)
Net increase in short-term borrowings outstanding	3,174	1,133
Net (decrease) increase in noninterest bearing deposits	(1,228)	6,819
Net (decrease) increase in interest bearing deposits	(10,656)	5,624
Net increase (decrease) in time deposits	32,033	(3,479)
Issuance of common stock	—	19
Purchase of treasury stock	(3)	(43)
Dividends paid	(3,996)	(3,864)
Net cash provided by financing activities	26,559	6,001
Net decrease in cash and cash equivalents	(24,608)	(26,878)
Cash and cash equivalents
Beginning of period	38,508	39,275
End of period	$13,900	$12,397
Supplemental Disclosures of Cash Flow Information
Interest paid	$2,440	$1,648
Income taxes paid	$1,350	$1,020

Dividends paid on Common Stock:
Dividends declared	$4,019	$3,882
Dividends reinvested	(23)	(18)
	$3,996	$3,864

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 6

UNION BANKSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Union Bankshares, Inc. and Subsidiary (together, the Company) as of September 30, 2018, and for the three and nine months ended September 30, 2018 and 2017, have been prepared in conformity with GAAP for interim financial information, general practices within the banking industry, and the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Annual Report). The Company's sole subsidiary is Union Bank. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein, have been made. This information should be read in conjunction with the Company’s 2017 Annual Report. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2018, or any future interim period.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU was issued to increase transparency and comparability among organizations by recognizing lease assets and liabilities (including operating leases) on the balance sheet and disclosing key information about leasing arrangements. Previous lease accounting did not require the inclusion of operating leases in the balance sheet. In July 2018, the FASB provided additional guidance on implementation of Topic 842 as well as an additional transition method. The ASU, including the updated guidance, is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company is evaluating the potential impact of the ASU on its consolidated financial statements by reviewing its lease contracts.
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

Union Bankshares, Inc. Page 8

tax laws or rates be included in income from continuing operations is not affected. The ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted for financial statements which have not yet been issued. The Company adopted the ASU for the December 31, 2017 consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This guidance, which is a part of the FASB’s disclosure framework project to improve disclosure effectiveness, eliminates certain disclosure requirements for fair value measurements regarding the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, an entity’s policy for the timing of transfers between levels of the fair value hierarchy and an entity’s valuation processes for Level 3 fair value measurements. This guidance also adds new disclosure requirements for public entities regarding changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements of instruments held at the end of the reporting period, and the range and weighted average of significant unobservable inputs used to develop recurring and nonrecurring Level 3 fair value measurements, including how the weighted average is calculated.  In addition, this guidance modifies certain requirements regarding the disclosure of transfers into and out of Level 3 of the fair value hierarchy, purchases and issuances of Level 3 assets and liabilities, and information about the measurement uncertainty of Level 3 fair value measurements as of the reporting date. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company does not expect the adoption of the ASU to have a material impact on the Company’s consolidated financial statements.

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
Amortization expense for the core deposit intangible was $43 thousand for the three months ended September 30, 2018 and 2017 and $129 thousand for the nine months ended September 30, 2018 and 2017. The amortization expense is included in other expenses on the consolidated statements of income and is deductible for tax purposes. As of September 30, 2018, the remaining amortization expense related to the core deposit intangible, absent any future impairment, is expected to be as follows:

(Dollars in thousands)
2018	$42
2019	171
2020	171
2021	70
Total	$454

Union Bankshares, Inc. Page 9

Note 6. Investment Securities
AFS and HTM investment securities as of the balance sheet dates consisted of the following:

September 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$6,826	$—	$(265)	$6,561
Agency mortgage-backed	37,884	—	(1,263)	36,621
State and political subdivisions	24,715	93	(734)	24,074
Corporate	4,411	12	(143)	4,280
Total	$73,836	$105	$(2,405)	$71,536

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$7,805	$12	$(122)	$7,695
Agency mortgage-backed	28,378	12	(274)	28,116
State and political subdivisions	24,704	249	(239)	24,714
Corporate	4,412	48	(67)	4,393
Total debt securities	65,299	321	(702)	64,918
Mutual funds (1)	521	—	—	521
Total	$65,820	$321	$(702)	$65,439
Held-to-maturity
U.S. Government-sponsored enterprises	$1,000	$—	$(1)	$999
____________________

(1)
As of December 31, 2017, mutual funds were classified as AFS investment securities. Effective January 1, 2018, these investments were reclassified to other investments on the consolidated balance sheets as they are no longer eligible to be classified as AFS upon adoption of ASU No. 2016-01.

There were no investment securities HTM at September 30, 2018. Investment securities AFS with a carrying amount of $3.7 million and $4.6 million at September 30, 2018 and December 31, 2017, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

Union Bankshares, Inc. Page 10

The amortized cost and estimated fair value of debt securities by contractual scheduled maturity as of September 30, 2018 were as follows:

	Amortized Cost	Fair Value
Available-for-sale	(Dollars in thousands)
Due in one year or less	$111	$112
Due from one to five years	5,293	5,289
Due from five to ten years	16,348	15,865
Due after ten years	14,200	13,649
	35,952	34,915
Agency mortgage-backed	37,884	36,621
Total debt securities available-for-sale	$73,836	$71,536

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

As of September 30, 2018, other investments consisted of mutual funds with a fair value of $597 thousand, a cost basis of $477 thousand and unrealized gains of $120 thousand.

Information pertaining to all investment securities with gross unrealized losses as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

September 30, 2018	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
Debt securities:
U.S. Government- sponsored enterprises	4	$2,144	$(33)	11	$4,417	$(232)	15	$6,561	$(265)
Agency mortgage-backed	39	29,164	(856)	13	7,457	(407)	52	36,621	(1,263)
State and political subdivisions	25	8,974	(137)	25	10,901	(597)	50	19,875	(734)
Corporate	5	2,463	(47)	3	1,305	(96)	8	3,768	(143)
Total	73	$42,745	$(1,073)	52	$24,080	$(1,332)	125	$66,825	$(2,405)

December 31, 2017	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
Debt securities:
U.S. Government- sponsored enterprises	3	$1,824	$(7)	9	$4,374	$(116)	12	$6,198	$(123)
Agency mortgage-backed	26	19,315	(143)	7	5,222	(131)	33	24,537	(274)
State and political subdivisions	8	3,803	(22)	18	7,899	(217)	26	11,702	(239)
Corporate	2	870	(31)	2	964	(36)	4	1,834	(67)
Total	39	$25,812	$(203)	36	$18,459	$(500)	75	$44,271	$(703)

Union Bankshares, Inc. Page 11

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

The Company has the ability to hold the investment securities that had unrealized losses at September 30, 2018 and December 31, 2017 for the foreseeable future and no declines were deemed by management to be OTT.

There were no sales of AFS securities during the three and nine months ended September 30, 2018. The following table presents the proceeds, gross realized gains and gross realized losses from the sale of AFS securities for the three and nine months ended September 30, 2017.

	For The Three Months Ended September 30, 2017	For The Nine Months Ended September 30, 2017
	(Dollars in thousands)
Proceeds	$2,517	$3,962

Gross gains	24	56
Gross losses	—	(23)
Net gains on sales of investment securities AFS	$24	$33

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

Union Bankshares, Inc. Page 12

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
The composition of Net loans as of the balance sheet dates were as follows:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Residential real estate	$185,620	$178,999
Construction real estate	54,076	42,935
Commercial real estate	272,266	254,291
Commercial	47,382	50,719
Consumer	3,367	3,894
Municipal	73,528	55,777
Gross loans	636,239	586,615
Allowance for loan losses	(5,610)	(5,408)
Net deferred loan costs	891	795
Net loans	$631,520	$582,002
Qualifying residential first mortgage loans and certain commercial real estate loans with a carrying value of $165.9 million and $164.5 million were pledged as collateral for borrowings from the FHLB under a blanket lien at September 30, 2018 and December 31, 2017, respectively.

A summary of current, past due and nonaccrual loans as of the balance sheet dates follows:

September 30, 2018	Current	30-59 Days	60-89 Days	90 Days and Over and Accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$183,758	$23	$823	$314	$702	$185,620
Construction real estate	53,186	422	386	36	46	54,076
Commercial real estate	271,269	—	713	—	284	272,266
Commercial	47,329	9	7	—	37	47,382
Consumer	3,344	16	5	2	—	3,367
Municipal	73,528	—	—	—	—	73,528
Total	$632,414	$470	$1,934	$352	$1,069	$636,239

December 31, 2017	Current	30-59 Days	60-89 Days	90 Days and Over and Accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$173,914	$3,047	$750	$472	$816	$178,999
Construction real estate	42,857	—	—	22	56	42,935
Commercial real estate	253,266	357	361	—	307	254,291
Commercial	50,675	21	11	—	12	50,719
Consumer	3,884	7	3	—	—	3,894
Municipal	55,777	—	—	—	—	55,777
Total	$580,373	$3,432	$1,125	$494	$1,191	$586,615

Union Bankshares, Inc. Page 13

There was one residential real estate loan totaling $131 thousand in process of foreclosure at September 30, 2018. Aggregate interest on nonaccrual loans not recognized was $1.3 million as of September 30, 2018 and 2017, and $1.2 million as of December 31, 2017.

Note 8.  Allowance for Loan Losses and Credit Quality
The ALL is established for estimated losses in the loan portfolio through a provision for loan losses charged to earnings. For all loan classes, loan losses are charged against the ALL when management believes the loan balance is uncollectible or in accordance with federal guidelines. Subsequent recoveries, if any, are credited to the ALL.

The ALL is maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio as of the balance sheet date. The amount of the ALL is based on management's periodic evaluation of the collectability of the loan portfolio, including the nature, volume and risk characteristics of the portfolio, credit concentrations, trends in historical loss experience, estimated value of any underlying collateral, specific impaired loans and economic conditions. There was no change to the methodology used to estimate the ALL during the third quarter of 2018. While management uses available information to recognize losses on loans, future additions to the ALL may be necessary based on changes in economic conditions or other relevant factors.

In addition, various regulatory agencies, as an integral part of their examination process, regularly review the Company's ALL. Such agencies may require the Company to recognize additions to the ALL, with a corresponding charge to earnings, based on their judgments about information available to them at the time of their examination, which may not be currently available to management.

The ALL consists of specific, general and unallocated components. The specific component relates to the loans that are classified as impaired. Loans are evaluated for impairment and may be classified as impaired when management believes it is probable that the Company will not collect all the contractual interest and principal payments as scheduled in the loan agreement. Impaired loans may also include troubled loans that are restructured. A TDR occurs when the Company, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that would otherwise not be granted. A TDR classification may result from the transfer of assets to the Company in partial satisfaction of a troubled loan, a modification of a loan's terms (such as reduction of stated interest rates below market rates, extension of maturity that does not conform to the Company's policies, reduction of the face amount of the loan, reduction of accrued interest, or reduction or deferment of loan payments), or a combination. A specific reserve amount is allocated to the ALL for individual loans that have been classified as impaired based on management's estimate of the fair value of the collateral for collateral dependent loans, an observable market price, or the present value of anticipated future cash flows. The Company accounts for the change in present value attributable to the passage of time in the loan loss reserve. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer, real estate or small balance commercial loans for impairment evaluation, unless such loans are subject to a restructuring agreement or have been identified as impaired as part of a larger customer relationship. Based on an evaluation of the Company's historical loss experience on substandard commercial loans, management has established the commercial loan threshold for individual impairment evaluation as commercial loan relationships with aggregate balances greater than $500 thousand.

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

Changes in the ALL, by class of loans, for the three and nine months ended September 30, 2018 and 2017 were as follows:

For The Three Months Ended September 30, 2018	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, June 30, 2018	$1,375	$556	$2,855	$374	$26	$30	$337	$5,553
Provision (credit) for loan losses	133	46	21	(10)	(10)	51	(81)	150
Recoveries of amounts charged off	—	—	—	—	13	—	—	13
	1,508	602	2,876	364	29	81	256	5,716
Amounts charged off	(100)	—	—	—	(6)	—	—	(106)
Balance, September 30, 2018	$1,408	$602	$2,876	$364	$23	$81	$256	$5,610

For The Three Months Ended September 30, 2017	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, June 30, 2017	$1,387	$481	$2,753	$362	$24	$26	$135	$5,168
Provision (credit) for loan losses	56	(76)	37	(6)	3	39	97	150
Recoveries of amounts charged off	36	3	—	3	1	—	—	43
	1,479	408	2,790	359	28	65	232	5,361
Amounts charged off	(100)	—	—	—	(2)	—	—	(102)
Balance, September 30, 2017	$1,379	$408	$2,790	$359	$26	$65	$232	$5,259

Union Bankshares, Inc. Page 15

For The Nine Months Ended September 30, 2018	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2017	$1,361	$488	$2,707	$395	$30	$64	$363	$5,408
Provision (credit) for loan losses	147	114	169	(29)	(11)	17	(107)	300
Recoveries of amounts charged off	—	—	—	—	17	—	—	17
	1,508	602	2,876	366	36	81	256	5,725
Amounts charged off	(100)	—	—	(2)	(13)	—	—	(115)
Balance, September 30, 2018	$1,408	$602	$2,876	$364	$23	$81	$256	$5,610

For The Nine Months Ended September 30, 2017	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2016	$1,399	$391	$2,687	$342	$26	$40	$362	$5,247
Provision (credit) for loan losses	124	8	103	13	7	25	(130)	150
Recoveries of amounts charged off	38	9	—	4	2	—	—	53
	1,561	408	2,790	359	35	65	232	5,450
Amounts charged off	(182)	—	—	—	(9)	—	—	(191)
Balance, September 30, 2017	$1,379	$408	$2,790	$359	$26	$65	$232	$5,259

The allocation of the ALL, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates, was as follows:

September 30, 2018	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$49	$—	$9	$—	$—	$—	$—	$58
Collectively evaluated for impairment	1,359	602	2,867	364	23	81	256	5,552
Total allocated	$1,408	$602	$2,876	$364	$23	$81	$256	$5,610

December 31, 2017	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$47	$—	$1	$—	$—	$—	$—	$48
Collectively evaluated for impairment	1,314	488	2,706	395	30	64	363	5,360
Total allocated	$1,361	$488	$2,707	$395	$30	$64	$363	$5,408

The recorded investment in loans, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates, was as follows:

September 30, 2018	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,688	$78	$2,318	$370	$—	$—	$4,454
Collectively evaluated for impairment	183,932	53,998	269,948	47,012	3,367	73,528	631,785
Total	$185,620	$54,076	$272,266	$47,382	$3,367	$73,528	$636,239

Union Bankshares, Inc. Page 16

December 31, 2017	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,718	$82	$1,074	$378	$—	$—	$3,252
Collectively evaluated for impairment	177,281	42,853	253,217	50,341	3,894	55,777	583,363
Total	$178,999	$42,935	$254,291	$50,719	$3,894	$55,777	$586,615

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

The following tables summarize the loan ratings applied by management to the Company's loans by class as of the balance sheet dates:

September 30, 2018	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$170,256	$42,065	$175,757	$33,609	$3,333	$73,528	$498,548
Satisfactory/Monitor	12,606	11,886	93,125	12,946	33	—	130,596
Substandard	2,758	125	3,384	827	1	—	7,095
Total	$185,620	$54,076	$272,266	$47,382	$3,367	$73,528	$636,239

December 31, 2017	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$164,733	$33,401	$177,388	$38,877	$3,859	$55,777	$474,035
Satisfactory/Monitor	11,296	9,374	73,772	11,165	30	—	105,637
Substandard	2,970	160	3,131	677	5	—	6,943
Total	$178,999	$42,935	$254,291	$50,719	$3,894	$55,777	$586,615

Union Bankshares, Inc. Page 17

The following tables provide information with respect to impaired loans by class of loan as of and for the three and nine months ended September 30, 2018 and September 30, 2017:

	As of September 30, 2018			For The Three Months Ended September 30, 2018		For The Nine Months Ended September 30, 2018
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$231	$240	$49
Commercial real estate	196	196	9
With an allowance recorded	427	436	58

Residential real estate	1,457	2,028	—
Construction real estate	78	78	—
Commercial real estate	2,122	2,210	—
Commercial	370	370	—
With no allowance recorded	4,027	4,686	—

Residential real estate	1,688	2,268	49	$1,743	$17	$1,749	$46
Construction real estate	78	78	—	79	1	80	3
Commercial real estate	2,318	2,406	9	2,045	21	1,555	52
Commercial	370	370	—	365	9	371	23
Total	$4,454	$5,122	$58	$4,232	$48	$3,755	$124
____________________

(1)	Does not reflect government guaranties on impaired loans as of September 30, 2018 totaling $656 thousand.

	As of September 30, 2017			For The Three Months Ended September 30, 2017		For The Nine Months Ended September 30, 2017
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$1,939	$2,478	$57	$1,855	$23	$1,684	$54
Construction real estate	84	84	—	84	1	86	3
Commercial real estate	1,484	1,560	4	1,626	18	2,200	72
Commercial	393	393	—	400	7	412	19
Total	$3,900	$4,515	$61	$3,965	$49	$4,382	$148
____________________

(1)	Does not reflect government guaranties on impaired loans as of September 30, 2017 totaling $564 thousand.

Union Bankshares, Inc. Page 18

The following table provides information with respect to impaired loans by class of loan as of December 31, 2017:

	December 31, 2017
	Recorded Investment (1)	Principal Balance (1)	Related Allowance
	(Dollars in thousands)
Residential real estate	$238	$247	$47
Commercial real estate	137	141	1
With an allowance recorded	375	388	48

Residential real estate	1,480	1,983	—
Construction real estate	82	82	—
Commercial real estate	937	1,011	—
Commercial	378	378	—
With no allowance recorded	2,877	3,454	—

Residential real estate	1,718	2,230	47
Construction real estate	82	82	—
Commercial real estate	1,074	1,152	1
Commercial	378	378	—
Total	$3,252	$3,842	$48
____________________

(1)	Does not reflect government guaranties on impaired loans as of December 31, 2017 totaling $550 thousand.

The following is a summary of TDR loans by class of loan as of the balance sheet dates:

	September 30, 2018		December 31, 2017
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Residential real estate	26	$1,688	24	$1,718
Construction real estate	1	78	1	82
Commercial real estate	9	1,191	10	1,074
Commercial	4	358	2	378
Total	40	$3,315	37	$3,252
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

Union Bankshares, Inc. Page 19

The following tables provide new TDR activity for the three and nine months ended September 30, 2018 and 2017:

	New TDRs During the			New TDRs During the
	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Residential real estate	1	$80	$81	2	$176	$179
Commercial real estate	—	—	—	1	204	204
Commercial	1	18	18	2	31	31

	New TDRs During the			New TDRs During the
	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Residential real estate	3	$269	$276	9	$649	$673
Commercial real estate	1	149	149	2	293	293

There were no TDR loans modified within the previous twelve months that had subsequently defaulted during the three and nine month periods ended September 30, 2018 or September 30, 2017. TDR loans are considered defaulted at 90 days past due.

At September 30, 2018 and December 31, 2017, the Company was not committed to lend any additional funds to borrowers whose loans were nonperforming, impaired or restructured.

Note 9. Defined Benefit Pension Plan
On October 18, 2017, the Company's Board of Directors voted to terminate Union Bank’s Defined Benefit Pension Plan. In order to settle the liabilities under the Plan, the Company offered participants the option to receive an annuity purchased from an insurance carrier, a lump-sum cash payment, or a direct rollover into a qualifying retirement plan. As of September 30, 2018, all participants had selected a payout option and as of October 11, 2018 an annuity provider had been selected. A cash contribution of $850 thousand was made to the Plan during the third quarter to cover lump-sum payments and annuity purchases. No additional contribution to the Plan is expected. The Company estimates that in addition to the net periodic pension cost of $507 thousand recognized as of September 30, 2018, an additional $3.2 million reduction in net income will be recorded in the fourth quarter of 2018 as a result of the Plan termination and settlement of Plan assets and liabilities. The Company anticipates completing the transfer of all liabilities and administrative responsibilities under the Plan by December 31, 2018. Once the process is complete, the Company will no longer have any remaining defined benefit pension plan obligations and thus no periodic pension expense.
The Company's pension benefit obligation and net periodic benefit costs for the Plan are actuarially determined based on assumptions regarding the appropriate discount rate, current and expected future return on Plan assets, and anticipated mortality rates. Weighted average assumptions used to determine the net periodic pension cost (benefit) for the three and nine months ended September 30, 2018 and 2017 have remained consistent with assumptions disclosed in the Company's 2017 Annual Report.

Net periodic pension cost (benefit) for the three and nine months ended September 30 consisted of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Interest cost on projected benefit obligation	$179	$172	$537	$516
Expected return on plan assets	(161)	(243)	(483)	(729)
Amortization of net loss	151	51	453	153
Net periodic cost (benefit)	$169	$(20)	$507	$(60)

Union Bankshares, Inc. Page 20

Note 10.  Stock Based Compensation
The Company's current stock based compensation plan is the Union Bankshares, Inc. 2014 Equity Incentive Plan. Under the 2014 Equity Plan, 50,000 shares of the Company’s common stock are available for equity awards of incentive stock options, nonqualified stock options, restricted stock and RSUs to eligible officers and (except for awards of incentive stock options) nonemployee directors. Shares available for issuance of awards under the 2014 Equity Plan consist of unissued shares of the Company’s common stock and/or shares held in treasury. As of September 30, 2018, there were outstanding grants under the plan of RSUs and incentive stock options.

RSUs. Each RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. The general terms of the awards are described in the Company's 2017 Annual Report. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights.

The following table presents a summary of the RSUs awarded in accordance with the 2015, 2016, and 2017 Award Plan Summaries, as of September 30, 2018:

	Number of RSUs Granted	Weighted-Average Grant Date Fair Value	Number of Unvested RSUs
2015 Award	5,445	$27.91	730
2016 Award	3,569	45.45	2,026
2017 Award	3,225	$52.95	3,225
Total	12,239		5,981
Unrecognized compensation expense related to the unvested RSUs as of September 30, 2018 and September 30, 2017 was $71 thousand and $62 thousand, respectively.
During the nine months ended September 30, 2018, a total of 2,645 contingent RSUs were provisionally granted in accordance with a 2018 Award Plan Summary. The estimated number of contingent RSUs provisionally granted was based on target performance-based payout amounts detailed in the 2018 Award Plan Summary approved by the Board of Directors and on the closing market price of the Company's stock on the March 21, 2018 provisional grant date ($53.95 per share). As with the 2015, 2016, and 2017 grants, one half is in the form of Time-Based RSUs and one-half is in the form of Performance-Based RSUs. The actual number of Time-Based RSUs granted (if any) will be determined as of the earned date of December 31, 2018, based on the closing market price of the Company's stock on that date, while the actual number of Performance-Based RSUs granted (if any) will be determined during the first quarter of 2019, based on actual 2018 performance. The contingent RSUs were granted on substantially the same terms and conditions as the RSUs granted under the previous annual Award Plan Summaries. As of September 30, 2018, the estimated unrecognized compensation expense related to the provisionally granted RSUs, based on the closing market price of the Company's stock on the provisional grant date of March 21, 2018, was $143 thousand.

Stock options. As of September 30, 2018, 4,500 incentive stock options granted in December 2014 under the 2014 Equity Plan remained outstanding and exercisable and will expire in December 2021. There was no unrecognized compensation expense related to those options as of September 30, 2018. The estimated intrinsic value of those options was $131 thousand as of September 30, 2018.

As of September 30, 2018, 3,000 incentive stock options granted under the 2008 ISO Plan remained outstanding and exercisable, with the last of such options expiring in December 2020. There was no unrecognized compensation expense related to those options as of September 30, 2018. The estimated intrinsic value of those options was $93 thousand as of September 30, 2018.

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

Union Bankshares, Inc. Page 21

As of the balance sheet dates, the components of Accumulated OCI, net of tax, were:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Net unrealized loss on investment securities available-for-sale	$(1,817)	$(301)
Defined benefit pension plan net unrealized actuarial loss	(4,795)	(4,795)
Total	$(6,612)	$(5,096)

The following tables disclose the tax effects allocated to each component of OCI for the three and nine months ended September 30:

	Three Months Ended
	September 30, 2018			September 30, 2017
	Before-Tax Amount	Tax (Expense) Benefit (1)	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit (1)	Net-of-Tax Amount
	(Dollars in thousands)
Investment securities available-for-sale:
Net unrealized holding (losses) gains arising during the period on investment securities available-for-sale	$(446)	$94	$(352)	$70	$(24)	$46
Reclassification adjustment for net gains on investment securities available-for-sale realized in net income	—	—	—	(24)	8	(16)
Total other comprehensive (loss) income	$(446)	$94	$(352)	$46	$(16)	$30

	Nine Months Ended
	September 30, 2018			September 30, 2017
	Before-Tax Amount	Tax (Expense) Benefit (1)	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit (1)	Net-of-Tax Amount
	(Dollars in thousands)
Investment securities available-for-sale:
Net unrealized holding (losses) gains arising during the period on investment securities available-for-sale	$(1,920)	$404	$(1,516)	$923	$(314)	$609
Reclassification adjustment for net gains on investment securities available-for-sale realized in net income	—	—	—	(33)	11	(22)
Total other comprehensive (loss) income	$(1,920)	$404	$(1,516)	$890	$(303)	$587
__________________

(1)	Tax expense/benefit is calculated using a marginal tax rate of 21% and 34% for the three and nine months ended September 30, 2018 and 2017, respectively.

Union Bankshares, Inc. Page 22

The following table discloses information concerning reclassification adjustments from OCI for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended		Nine Months Ended
Reclassification Adjustment Description	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017	Affected Line Item in Consolidated Statement of Income
	(Dollars in thousands)
Investment securities available-for-sale:
Net gains on investment securities available-for-sale	$—	$(24)	$—	$(33)	Net gains on sales of investment securities available-for-sale
Tax benefit (1)	—	8	—	11	Provision for income taxes
Total reclassifications	$—	$(16)	$—	$(22)	Net income
__________________

(1)	Tax benefit is calculated using a marginal tax rate of 21% and 34% for the three and nine months ended September 30, 2018 and 2017, respectively.

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

Union Bankshares, Inc. Page 23

Assets measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2018:	(Dollars in thousands)
Debt securities AFS:
U.S. Government-sponsored enterprises	$6,561	$—	$6,561	$—
Agency mortgage-backed	36,621	—	36,621	—
State and political subdivisions	24,074	—	24,074	—
Corporate	4,280	—	4,280	—
Total debt securities	$71,536	$—	$71,536	$—

Other investments:
Mutual funds	$597	$597	$—	$—

December 31, 2017:
Debt securities AFS:
U.S. Government-sponsored enterprises	$7,695	$—	$7,695	$—
Agency mortgage-backed	28,116	—	28,116	—
State and political subdivisions	24,714	—	24,714	—
Corporate	4,393	—	4,393	—
Total debt securities	64,918	—	64,918	—
Mutual funds	521	521	—	—
Total	$65,439	$521	$64,918	$—
There were no transfers in or out of Levels 1 and 2 during the three and nine months ended September 30, 2018, nor were there any Level 3 assets at any time during either period. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as collateral-dependent impaired loans, HTM securities, MSRs and OREO, were not considered material at September 30, 2018 or December 31, 2017. The Company has not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.

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

Union Bankshares, Inc. Page 24

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

Loans: The fair values of loans are estimated for portfolios of loans with similar financial characteristics and segregated by loan class or segment. For variable-rate loan categories that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts adjusted for credit risk. The fair values for other loans (for example, fixed-rate residential, commercial real estate, and rental property mortgage loans as well as commercial and industrial loans) are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future cash flows, future expected loss experience and risk characteristics. As of September 30, 2018, the Company implemented exit pricing valuation methodologies which incorporate a liquidity premium adjustment into the fair value estimate of all loan portfolios. This adjustment factors the costs/market inefficiencies associated with the sale of a financial instrument into the fair value estimate. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable. The fair value methods and assumptions that utilize unobservable inputs as defined by current accounting standards are classified as Level 3.

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

Union Bankshares, Inc. Page 25

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	September 30, 2018
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$13,900	$13,900	$13,900	$—	$—
Interest bearing deposits in banks	9,747	9,624	—	9,624	—
Investment securities	72,133	72,133	597	71,536	—
Loans held for sale	7,457	7,557	—	7,557	—
Loans, net
Residential real estate	184,472	181,685	—	—	181,685
Construction real estate	53,550	53,432	—	—	53,432
Commercial real estate	269,515	266,726	—	—	266,726
Commercial	47,084	45,715	—	—	45,715
Consumer	3,349	3,360	—	—	3,360
Municipal	73,550	72,945	—	—	72,945
Accrued interest receivable	2,570	2,570	—	415	2,155
Nonmarketable equity securities	2,798	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$126,596	$126,596	$126,596	$—	$—
Interest bearing	407,965	407,965	407,965	—	—
Time	133,162	131,370	—	131,370	—
Borrowed funds
Short-term	4,539	4,539	4,539	—	—
Long-term	37,451	37,214	—	37,214	—
Accrued interest payable	121	121	—	121	—

Union Bankshares, Inc. Page 26

	December 31, 2017
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$38,508	$38,508	$38,508	$—	$—
Interest bearing deposits in banks	9,352	9,333	—	9,333	—
Investment securities	66,439	66,438	521	65,917	—
Loans held for sale	7,947	8,111	—	8,111	—
Loans, net
Residential real estate	177,880	178,818	—	—	178,818
Construction real estate	42,505	42,069	—	—	42,069
Commercial real estate	251,566	248,746	—	—	248,746
Commercial	50,393	49,132	—	—	49,132
Consumer	3,869	3,919	—	—	3,919
Municipal	55,789	55,778	—	—	55,778
Accrued interest receivable	2,500	2,500	—	395	2,105
Nonmarketable equity securities	2,331	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$127,824	$127,824	$127,824	$—	$—
Interest bearing	418,621	418,621	418,621	—	—
Time	101,129	99,967	—	99,967	—
Borrowed funds
Short-term	1,365	1,364	1,364	—	—
Long-term	30,216	29,039	—	29,039	—
Accrued interest payable	97	97	—	97	—
The carrying amounts in the preceding tables are included in the consolidated balance sheets under the applicable captions.

Note 13. Subsequent Events
Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with GAAP. Events occurring subsequent to September 30, 2018 have been evaluated as to their potential impact to the consolidated financial statements.

On October 17, 2018, the Company declared a regular quarterly cash dividend of $0.30 per share, payable November 8, 2018, to stockholders of record on October 29, 2018.

As discussed in the Company's 2017 Annual Report, on October 18, 2017, the Company's Board of Directors voted to terminate Union Bank’s Defined Benefit Pension Plan. Management expects that the settlement of all assets and liabilities under the Plan will be complete by December 31, 2018. The Company expects to record $3.7 million in net pension termination expenses, $507 thousand of which has already been recognized in Employee Benefits on the Consolidated Income Statement for the nine months ended September 30, 2018, the remaining $3.2 million will be recognized during the fourth quarter of 2018. Once the process is complete, the Company will no longer have any remaining defined benefit pension plan obligations and thus no periodic pension expense in future periods. (See Note 9 of the Consolidated Financial Statements.)

Union Bankshares, Inc. Page 27

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
GENERAL
The following discussion and analysis focuses on those factors that, in management's view, had a material effect on the financial position of the Company as of September 30, 2018 and December 31, 2017, and its results of operations for the three and nine months ended September 30, 2018 and 2017. This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company's 2017 Annual Report In the opinion of the Company's management, the interim unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim periods presented. Management is not aware of the occurrence of any events after September 30, 2018 which would materially affect the information presented.
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

•
Changes affecting the calculation of the estimated amount of the contribution that will be required to settle our obligations in connection with termination of our defined benefit pension plan and the expected impact of such termination on our net income in 2018;

•	Further changes to the regulations governing the calculation of the Company’s regulatory capital ratios;

•	Increased competitive pressures affecting the ability of the Company to attract, develop and retain employees;

•	Increased cybersecurity threats; and

Union Bankshares, Inc. Page 28

•	The effect of and changes in the United States monetary and fiscal policies, including interest rate policies and regulation of the money supply by the FRB.
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

OVERVIEW
The Company's net income was $2.3 million for the quarter ended September 30, 2018 compared to $2.4 million for the quarter ended September 30, 2017, a decrease of $59 thousand, or 2.5%. These results reflected the combined impact of an increase in the Company's net interest income of $199 thousand, or 2.9%, and a decrease in the provision for income taxes of $402 thousand, or 47.0%, which were more than offset by a decrease in noninterest income of $54 thousand, or 2.2%, and an increase in noninterest expenses of $606 thousand, or 10.2%.
Year-to-date earnings for 2018 were $7.5 million, or $1.68 per share, compared to $6.5 million, or $1.46 per share, for the same period in 2017, an increase of 15.0% year over year. Net interest income improved $1.4 million, or 7.4%, and the provision for income taxes decreased $927 thousand, or 39.6%. These positive changes were partially offset by an increase in noninterest expenses of $1.2 million, or 7.0%, and an increase in the provision for loan losses of $150 thousand.
Net income for the three and nine months ended September 30, 2018 reflected a one-time charge to income of $310 thousand to correct an overstated interest rate assigned to a tax exempt loan. (See Results of Operations.)
Passage of the 2017 Tax Act reduced the Company's federal income tax rate from 34% to 21% effective January 1, 2018. The rate reduction has had a positive impact on earnings for the three and nine months ended September 30, 2018.(See Results of Operations, Provision for Income Taxes on page 36.)

Union Bankshares, Inc. Page 29

As discussed in the Company's 2017 Annual Report, on October 18, 2017, the Company's Board of Directors voted to terminate Union Bank’s Defined Benefit Pension Plan. Management expects that the settlement of all assets and liabilities under the Plan will be complete by December 31, 2018. The Company made an $850 thousand contribution to the Plan to fund lump sum payments and annuity purchases. Actuarial calculations have been prepared now that participant elections have been finalized and an annuity provider has been chosen. The Company expects to record $3.7 million in net pension termination expenses, $507 thousand of which has already been recognized in Employee Benefits on the Consolidated Income Statement for the nine months ended September 30, 2018, the remaining $3.2 million will be recognized during the fourth quarter of 2018. Once the process is complete, the Company will no longer have any remaining defined benefit pension plan obligations and thus no periodic pension expense in future periods. (See Note 9 of the Consolidated Financial Statements.)
At September 30, 2018, the Company had total consolidated assets of $779.7 million, including gross loans and loans held for sale (total loans) of $643.7 million, deposits of $667.7 million, borrowed funds of $42.0 million, and stockholders' equity of $60.8 million. The Company’s total assets at September 30, 2018 increased $33.8 million, or 4.5%, from $745.8 million at December 31, 2017, and increased $74.3 million, or 10.5%, compared to September 30, 2017. (See Financial Condition on page 37.)
The Company's total capital increased from $58.7 million at December 31, 2017 to $60.8 million at September 30, 2018. This increase primarily reflects net income of $7.5 million for the first nine months of 2018, partially offset by an increase of $1.5 million in accumulated other comprehensive loss and regular cash dividends paid of $4.0 million. (See Capital Resources on page 44.)
The following unaudited per share information and key ratios depict several measurements of performance or financial condition at or for the three and nine months ended September 30, 2018 and 2017, respectively:

	Three Months Ended or At September 30,		Nine Months Ended or At September 30,
	2018	2017	2018	2017
Return on average assets (1)	1.20%	1.35%	1.34%	1.27%
Return on average equity (1)	15.30%	16.08%	16.86%	15.10%
Net interest margin (1)(2)	3.87%	4.23%	4.08%	4.22%
Efficiency ratio (3)	68.63%	62.31%	66.58%	64.79%
Net interest spread (4)	3.72%	4.15%	3.96%	4.13%
Loan to deposit ratio	96.40%	96.37%	96.40%	96.37%
Net loan charge-offs to average loans not held for sale (1)	0.06%	0.04%	0.02%	0.05%
Allowance for loan losses to loans not held for sale	0.88%	0.91%	0.88%	0.91%
Nonperforming assets to total assets (5)	0.18%	0.32%	0.18%	0.32%
Equity to assets	7.80%	8.45%	7.80%	8.45%
Total capital to risk weighted assets	13.63%	13.37%	13.63%	13.37%
Book value per share	$13.61	$13.36	$13.61	$13.36
Earnings per share	$0.52	$0.53	$1.68	$1.46
Dividends paid per share	$0.30	$0.29	$0.90	$0.87
Dividend payout ratio (6)	57.69%	54.72%	53.57%	59.59%
__________________

(1)	Annualized.

(2)	The ratio of tax equivalent net interest income to average earning assets. See pages 32 and 33 for more information.

(3)	The ratio of noninterest expense to tax equivalent net interest income and noninterest income, excluding securities gains (losses).

(4)	The difference between the average yield on earning assets and the average rate paid on interest bearing liabilities. See pages 32 and 33 for more information.

(5)	Nonperforming assets are loans or investment securities that are in nonaccrual or 90 or more days past due as well as OREO or OAO.

(6)	Cash dividends declared and paid per share divided by consolidated net income per share.

RESULTS OF OPERATIONS
Net Interest Income. The largest component of the Company’s operating income is net interest income, which is the difference between interest and dividend income received from earning assets and interest expense paid on interest bearing liabilities. Net interest income is affected by various factors including, but not limited to changes in interest rates, loan and deposit pricing

Union Bankshares, Inc. Page 30

strategies, the volume and mix of interest earning assets and interest bearing liabilities, and the level of nonperforming assets. Net interest margin is calculated as the net interest income on a fully tax equivalent basis as a percentage of average earning assets. As a result of the 2017 Tax Act, the Company's corporate tax rate has declined from 34% in prior years to 21% in 2018. Accordingly, the factor utilized in calculating tax equivalent interest income has declined, resulting in lower yields on the tax advantaged earning assets.
The Company’s net interest income increased $199 thousand, or 2.9%, to $7.0 million for the three months ended September 30, 2018 from $6.8 million for the three months ended September 30, 2017. The net interest spread decreased 43 bps to 3.72% for the third quarter of 2018, from 4.15% for the same period last year, reflecting a 30 bp increase in the average rate paid on interest bearing liabilities and a 13 bps decrease in the average yield earned on interest earning assets between periods. Despite a reduction in interest income of $310 thousand due to a one-time interest rate correction on a tax exempt loan, interest income on loans increased $589 thousand to $7.5 million for the three months ended September 30, 2018, from $6.9 million for the three months ended September 30, 2017. The increase is attributable to an increase in the average volume of loans outstanding of $56.5 million during the comparison periods. Although there have been several increases in short term interest rates, the yield on loans has decreased 14 bps for the comparison periods due to a reduction in the tax equivalent factor as a result of the reduction in federal tax rates under the 2017 Tax Act. Interest income on investment securities increased $64 thousand between periods due to an increase in average volume of $6.3 million, despite a decline in the average yield of 15 bps also due to a decrease in the tax equivalent factor.
The average rate paid on interest bearing liabilities increased 30 bps, to 0.74% for the third quarter of 2018 compared to 0.44% for the third quarter of 2017. Increases in rates paid on money market accounts during the third quarter of 2018 have resulted in an increase in the average rate paid of 29 bps compared to the same period in 2017. Increases in rates were necessary to remain competitive and gain customer deposits. The average rate paid on time deposits increased 43 bp for the third quarter of 2018 compared to the same period in 2017. This increase is the result of time deposit product specials offered at higher rates during the third quarter of 2018, combined with the utilization of brokered deposits and purchased deposits from CDARS which were at higher rates than customer time deposits. Funding sources other than core deposits have been necessary to fund loan demand in the short term. Borrowed funds have been utilized and have a higher cost than customer deposits at an average rate paid of 1.73%, compared to 1.31% a year ago. The 42 bps increase in the average rate paid on borrowed funds, along with an increase in average volume of $15.3 million resulted in a $110 thousand increase in interest expense for borrowed funds during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The Company recognizes that competition for customer deposits and increases in rates are likely to continue and will put upward pressure on cost of funds.
Net interest income was $21.1 million, on a fully tax equivalent basis for the nine months ended September 30, 2018, compared to $19.7 million for the nine months ended September 30, 2017, an increase of $1.4 million, or 7.35%, despite the one-time reduction in interest income during the third quarter due to the correction of an overstated interest rate on a tax exempt loan. The average volume of earning assets increased $57.1 million, while the average yield on earning assets remained at 4.55% for the comparison periods. Average loans increased $55.1 million to $607.6 million for the nine months ended September 30, 2018 compared to $552.5 million for the nine months ended September 30, 2017. The increase in volume is the primary contributor to the $2.0 million increase in interest income on loans between periods.
The average cost of funds, which is tied primarily to customer deposit accounts, increased 17 bps to 0.59% for the nine months ended September 30, 2018 compared to 0.42% for the same period last year. Interest expense increased $824 thousand, or 8.31%, from $1.6 million for the nine months ended September 30, 2017 to $2.5 million for the nine months ended September 30, 2018. The increase was primarily due to the reasons noted above for the third quarter of 2018 along with an increase in the average volume of interest bearing liabilities of $42.8 million.

Union Bankshares, Inc. Page 31

The following tables show for the periods indicated the total amount of income recorded from average interest earning assets, the related average tax equivalent yields, the interest expense associated with average interest bearing liabilities, the related average rates paid, and the resulting tax equivalent net interest spread and margin.

	Three Months Ended September 30,
	2018			2017
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$11,346	$26	0.88%	$11,185	$15	0.53%
Interest bearing deposits in banks	9,988	56	2.24%	8,356	38	1.77%
Investment securities (1), (2)	72,150	490	2.91%	65,882	426	3.06%
Loans, net (1), (3)	630,028	7,482	4.74%	573,512	6,893	4.88%
Nonmarketable equity securities	3,423	41	4.71%	2,576	25	3.85%
Total interest earning assets (1)	726,935	8,095	4.46%	661,511	7,397	4.59%
Cash and due from banks	4,682			4,408
Premises and equipment	15,402			13,226
Other assets	23,279			22,848
Total assets	$770,298			$701,993
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$141,819	56	0.15%	$146,505	55	0.15%
Savings/money market accounts	259,990	426	0.65%	232,132	211	0.36%
Time deposits	126,005	360	1.13%	105,693	187	0.70%
Borrowed funds	55,335	244	1.73%	40,033	134	1.31%
Total interest bearing liabilities	583,149	1,086	0.74%	524,363	587	0.44%
Noninterest bearing deposits	117,774			112,974
Other liabilities	8,980			5,719
Total liabilities	709,903			643,056
Stockholders' equity	60,395			58,937
Total liabilities and stockholders’ equity	$770,298			$701,993
Net interest income		$7,009			$6,810
Net interest spread (1)			3.72%			4.15%
Net interest margin (1)			3.87%			4.23%

Union Bankshares, Inc. Page 32

	Nine Months Ended September 30,
	2018			2017
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$12,041	$88	0.96%	$14,751	$64	0.57%
Interest bearing deposits in banks	9,901	152	2.06%	8,700	109	1.67%
Investment securities (1), (2)	70,641	1,413	2.86%	67,585	1,269	2.97%
Loans, net (1), (3)	607,577	21,855	4.86%	552,473	19,823	4.90%
Nonmarketable equity securities	2,874	101	4.67%	2,455	72	3.94%
Total interest earning assets (1)	703,034	23,609	4.55%	645,964	21,337	4.55%
Cash and due from banks	4,259			4,199
Premises and equipment	14,762			13,286
Other assets	22,559			22,313
Total assets	$744,614			$685,762
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$143,280	148	0.14%	$144,961	136	0.13%
Savings/money market accounts	258,204	1,009	0.52%	229,938	610	0.35%
Time deposits	112,268	792	0.94%	103,763	525	0.68%
Borrowed funds	43,392	515	1.57%	35,713	369	1.36%
Total interest bearing liabilities	557,144	2,464	0.59%	514,375	1,640	0.42%
Noninterest bearing deposits	119,890			108,395
Other liabilities	8,199			5,363
Total liabilities	685,233			628,133
Stockholders' equity	59,381			57,629
Total liabilities and stockholders’ equity	$744,614			$685,762
Net interest income		$21,145			$19,697
Net interest spread (1)			3.96%			4.13%
Net interest margin (1)			4.08%			4.22%
__________________

(1)	Average yields reported on a tax equivalent basis using a marginal tax rate of 21% and 34% for the three and nine months ended September 30, 2018 and 2017, respectively.

(2)	Average balances of investment securities are calculated on the amortized cost basis and include nonaccrual securities, if applicable.

(3)	Includes loans held for sale as well as nonaccrual loans, unamortized costs and unamortized premiums and is net of the allowance for loan losses.

Union Bankshares, Inc. Page 33

Tax exempt interest income amounted to $332 thousand and $507 thousand for the three months ended September 30, 2018 and 2017, respectively, and $1.3 million and $1.4 million for the 2018 and 2017 nine month comparison periods, respectively. The following table presents the effect of tax exempt income on the calculation of net interest income, using a marginal tax rate of 21% and 34% for the 2018 and 2017 three and nine month comparison periods, respectively:

	For the Three Months Ended September 30,		For The Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Net interest income, as presented	$7,009	$6,810	$21,145	$19,697
Effect of tax-exempt interest
Investment securities	35	77	103	235
Loans	44	168	214	431
Net interest income, tax equivalent	$7,088	$7,055	$21,462	$20,363

Rate/Volume Analysis. The following table describes the extent to which changes in average interest rates (on a fully tax-equivalent basis) and changes in volume of average interest earning assets and interest bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to:

•	changes in volume (change in volume multiplied by prior rate);

•	changes in rate (change in rate multiplied by prior volume); and

•	total change in rate and volume.
Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017 Increase/(Decrease) Due to Change In			Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017 Increase/(Decrease) Due to Change In
	Volume (1)	Rate (1)	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$1	$10	$11	$(14)	$38	$24
Interest bearing deposits in banks	7	11	18	16	27	43
Investment securities	90	(26)	64	200	(56)	144
Loans, net	741	(152)	589	2,109	(77)	2,032
Nonmarketable equity securities	9	7	16	14	15	29
Total interest earning assets	$848	$(150)	$698	$2,325	$(53)	$2,272
Interest bearing liabilities:
Interest bearing checking accounts	$(1)	$2	$1	$(2)	$14	$12
Savings/money market accounts	29	186	215	82	317	399
Time deposits	41	132	173	47	220	267
Borrowed funds	59	51	110	86	60	146
Total interest bearing liabilities	$128	$371	$499	$213	$611	$824
Net change in net interest income	$720	$(521)	$199	$2,112	$(664)	$1,448
__________________

(1)	Tax equivalent interest income is calculated using a marginal tax rate of 21% and 34% for the three and nine months ended September 30, 2018 and 2017, respectively.

Provision for Loan Losses. A provision for loan losses of $150 thousand and $300 thousand was recorded for the three and nine months ended September 30, 2018, respectively, compared to a provision of $150 thousand for the three and nine months ended September 30, 2017. The provision for loan losses for the first nine months of 2018 was deemed appropriate by management based on the size and mix of the loan portfolio, the level of nonperforming loans, the results of the qualitative factor review and

Union Bankshares, Inc. Page 34

prevailing existing economic conditions. For further details, see FINANCIAL CONDITION- Allowance for Loan Losses and Asset Quality below.

Noninterest Income. The following table sets forth the components of noninterest income and changes between the three and nine month comparison periods of 2018 and 2017:

	For The Three Months Ended September 30,				For The Nine Months Ended September 30,
	2018	2017	$ Variance	% Variance	2018	2017	$ Variance	% Variance
	(Dollars in thousands)
Trust income	$195	$179	$16	8.9	$579	$548	$31	5.7
Service fees	1,568	1,553	15	1.0	4,538	4,444	94	2.1
Net gains on sales of loans held for sale	596	657	(61)	(9.3)	1,322	1,762	(440)	(25.0)
Income from Company-owned life insurance	64	66	(2)	(3.0)	432	185	247	133.5
Other income	29	27	2	7.4	204	100	104	104.0
Net gains on sales of investment securities AFS	—	24	(24)	(100.0)	—	33	(33)	(100.0)
Total noninterest income	$2,452	$2,506	$(54)	(2.2)	$7,075	$7,072	$3	—
Percent of total income	23.2%	25.3%			23.1%	24.9%
The significant changes in noninterest income for the three and nine months ended September 30, 2018 compared to the same periods of 2017 are described below:

•
Service fees. Service fees increased $15 thousand and $94 thousand for the three and nine months ended September 30, 2018, respectively, compared to the same periods of 2017 due to an increase in loan servicing income of $25 thousand and $81 thousand, respectively, and ATM network income of $13 thousand and $29 thousand, respectively. The increases for the comparison periods were partially offset by a reduction in service charges on deposit accounts of $17 thousand and $27 thousand for the three and nine months ended September 30, 2018, respectively.

•
Net gains on sales of loans held for sale. Continuing the Company's strategy to mitigate long-term interest rate risk, residential loans totaling $33.8 million and $83.2 million were sold for the three and nine months ended September 30, 2018, respectively, versus residential and commercial loan sales of $32.0 million and $90.6 million during the same periods in 2017. The decline in net gains on sales of real estate loans is primarily due to lower average premiums on sold loans between periods, reflecting a rising interest rate environment and lower volumes of loans sold for the nine months ended September 30, 2018 compared to the same period last year.

•
Income from Company-owned life insurance. Proceeds from the death benefit on an insurance policy on the life of a former director resulted in $252 thousand of additional income during the first quarter of 2018.

•
Other income. Other income was $204 thousand for the nine months ended September 30, 2018 compared to income of $100 thousand for the nine months ended September 30, 2017. The increase between the comparison periods is due primarily to the gain on the sale of a bank owned branch building of $191 thousand during the first quarter of 2018, partially offset by a decrease of $87 thousand in MSR income. The decrease in MSR income is due to lower volumes of loans sold for the nine months ended September 30, 2018.

Union Bankshares, Inc. Page 35

Noninterest Expense. The following table sets forth the components of noninterest expense and changes between the three and nine month comparison periods of 2018 and 2017:

	For The Three Months Ended September 30,				For The Nine Months Ended September 30,
	2018	2017	$ Variance	% Variance	2018	2017	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$2,745	$2,570	$175	6.8	$8,008	$7,642	$366	4.8
Pension and employee benefits	1,144	954	190	19.9	3,299	2,784	515	18.5
Occupancy expense, net	338	320	18	5.6	1,069	1,073	(4)	(0.4)
Equipment expense	528	532	(4)	(0.8)	1,574	1,589	(15)	(0.9)
Legal and professional fees	234	145	89	61.4	609	469	140	29.9
Other expenses	1,558	1,420	138	9.7	4,441	4,196	245	5.8
Total noninterest expense	$6,547	$5,941	$606	10.2	$19,000	$17,753	$1,247	7.0
The significant changes in noninterest expense for the three and nine months ended September 30, 2018 compared to the same periods of 2017 are described below:

•
Salaries and wages. Salaries and wages increased $175 thousand and $366 thousand for the three and nine months ended September 30, 2018, respectively, compared to the same periods of 2017 primarily due to normal salary increases, but also due to an increase in the number of full time equivalent employees from 190 at June 30, 2018 and September 30, 2017 to 194 as of September 30, 2018.

•
Pension and employee benefits. Pension and employee benefits increased $190 thousand for the three months ended September 30, 2018 and $515 thousand for the nine months ended September 30, 2018 compared to the same periods in 2017, respectively. The increase for the three months ended September 30, 2018 is due to increases in pension expense of $190 thousand, payroll taxes of $14 thousand, and other employee benefits of $12 thousand, partially offset by a reduction in the Company's medical plan insurance expense of $25 thousand. The increase for the nine months ended September 30, 2018 is the result of increases in pension plan expense of $569 thousand, 401k contributions of $27 thousand, and payroll taxes of $23 thousand, partially offset by a reduction in the cost of the Company's medical plan of $123 thousand. The reduction in the Company's medical plan costs in 2018 reflects a $242 thousand plan credit due to favorable 2017 claims experience. A similar experience-based credit received in 2017 was $130 thousand.

•
Legal and professional fees. Legal and professional fees increased $89 thousand for the three months ended September 30, 2018 and $140 thousand for the nine months ended September 30, 2018 compared to the same periods in 2017. During 2018, additional consultants were engaged to assist with internal audits, compensation and benefit analysis, and other advisory services that were not utilized in 2017. Also, legal fees incurred for loan and real estate transactions as well as other corporate matters increased for the three and nine months ended September 30, 2018.

•
Other expenses. Other expenses increased $138 thousand and $245 thousand for the three and nine months ended September 30, 2018, respectively, compared to the same periods of 2017. The change in the service provider during the first quarter of 2018 for Union's internet and mobile banking product to provide a more robust product with additional functionality resulted in an increase in electronic banking expenses of $31 thousand and $115 thousand for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. Board related expenses increased $19 thousand and $38 thousand for the three and nine month comparison periods, respectively, with the addition of one board member to the Company's and Union's boards during 2018. The increase during 2018 in ICS money market deposit accounts resulted in the ICS new account fee expense increasing $10 thousand and $31 thousand for the three and nine month comparison periods, respectively. The overall increase in deposit accounts during 2018 resulted in an increase in Vermont franchise tax expense of $10 thousand and $27 thousand for the three and nine month comparison periods, respectively.

Provision for Income Taxes. The Company has provided for current and deferred federal income taxes for the three and nine months ended September 30, 2018 and September 30, 2017. The Company's net provision for income taxes was $453 thousand and $1.4 million for the three and nine months ended September 30, 2018, respectively, compared to $855 thousand and $2.3 million for the same periods in 2017, respectively. The Company's effective tax rate was 16.4% and 15.8% for the three and nine months ended September 30, 2018, respectively, compared to 26.5% and 26.4% for the same periods in 2017, respectively. The reduction in the effective tax rate for the comparison periods was primarily due to a decrease in the corporate income tax rate from 34% to 21% as a result of the 2017 Tax Act.

Union Bankshares, Inc. Page 36

Amortization expense related to limited partnership investments is included as a component of tax expense and amounted to $159 thousand and $428 thousand for the three and nine months ended September 30, 2018, respectively, and $157 thousand and $470 thousand for the same periods in 2017 respectively. These investments provide tax benefits, including tax credits. Low income housing tax credits with respect to limited partnership investments are also included as a component of income tax expense and amounted to $178 thousand and $475 thousand for the three and nine months ended September 30, 2018, respectively, and $158 thousand and $476 thousand for the three and nine months ended September 30, 2017, respectively.

FINANCIAL CONDITION

At September 30, 2018, the Company had total consolidated assets of $779.7 million, including gross loans and loans held for sale (total loans) of $643.7 million, deposits of $667.7 million, borrowed funds of $42.0 million and stockholders' equity of $60.8 million. The Company’s total assets at September 30, 2018 increased $33.8 million, or 4.5%, from $745.8 million at December 31, 2017, and increased $74.3 million, or 10.5%, compared to September 30, 2017.

Net loans and loans held for sale totaled $639.0 million, or 82.0% of total assets at September 30, 2018, compared to $589.9 million, or 79.1% of total assets at December 31, 2017. (See Loans Held for Sale and Loan Portfolio below.)

Total deposits increased $20.1 million, or 3.1%, to $667.7 million at September 30, 2018, from $647.6 million at December 31, 2017. There was an increase in time deposits of $32.0 million, or 31.7%, which was partially offset by decreases in interest bearing deposits of $10.7 million, or 2.5%, and noninterest bearing deposits of $1.2 million, or 1.0%. (See average balances and rates in the Yields Earned and Rates Paid tables on pages 32 and 33.)

Total borrowed funds increased $10.4 million, or 33.0%, from $31.6 million at December 31, 2017 to $42.0 million at September 30, 2018. There was $3.6 million in federal funds purchased at September 30, 2018. FHLB advances increased $7.2 million, while customer overnight collateralized repurchase sweeps decreased $376 thousand between December 31, 2017 and September 30, 2018. (See Borrowings on page 42.)

Total stockholders’ equity increased $2.1 million to $60.8 million at September 30, 2018 from $58.7 million at December 31, 2017. (See Capital Resources on page 44.)

Loans Held for Sale and Loan Portfolio. Total loans (including loans held for sale) increased $49.1 million, or 8.3%, to $643.7 million, representing 82.6% of assets at September 30, 2018, from $594.6 million, representing 79.7% of assets at December 31, 2017. The total loan portfolio at September 30, 2018 increased $102.1 million compared to the September 30, 2017 level of $541.6 million, representing 76.8% of assets. The Company’s loans consist primarily of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Real estate secured loans represented $519.4 million, or 80.7% of total loans at September 30, 2018 and $484.2 million, or 81.4% of total loans at December 31, 2017. Although competition for good loans is strong, especially in the commercial sector, the Company has been able to originate loans to both current and new customers while maintaining credit quality. Other than the increase in the municipal portfolio reflecting the successful bid season for municipal lending opportunities, the composition of the Company’s loan portfolio remained relatively unchanged from December 31, 2017. There was no material change in the Company’s lending programs or terms during the nine months ended September 30, 2018.

Union Bankshares, Inc. Page 37

The composition of the Company's loan portfolio as of September 30, 2018 and December 31, 2017 was as follows:

	September 30, 2018		December 31, 2017
Loan Class	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$185,620	28.8	$178,999	30.1
Construction real estate	54,076	8.4	42,935	7.2
Commercial real estate	272,266	42.3	254,291	42.8
Commercial	47,382	7.4	50,719	8.5
Consumer	3,367	0.5	3,894	0.7
Municipal	73,528	11.4	55,777	9.4
Loans held for sale	7,457	1.2	7,947	1.3
Total loans	643,696	100.0	594,562	100.0
Allowance for loan losses	(5,610)		(5,408)
Unamortized net loan costs	891		795
Net loans and loans held for sale	$638,977		$589,949
The Company originates and sells qualified residential mortgage loans in various secondary market avenues, with a majority of sales made to the FHLMC/Freddie Mac, generally with servicing rights retained. At September 30, 2018, the Company serviced a $698.1 million residential real estate mortgage portfolio, of which $7.5 million was held for sale and approximately $505.0 million was serviced for unaffiliated third parties.

The Company sold $83.2 million of qualified residential real estate loans primarily originated during the first nine months of 2018 to the secondary market to mitigate long-term interest rate risk and to generate fee income, compared to sales of $90.3 million during the first nine months of 2017. The Company originates and sells FHA, VA, and RD residential mortgage loans, and also has an Unconditional Direct Endorsement Approval from HUD which allows the Company to approve FHA loans originated in any of its Vermont or New Hampshire locations without needing prior HUD underwriting approval. The Company sells FHA, VA and RD loans as originated with servicing released. Some of the government backed loans qualify for zero down payments without geographic or income restrictions. These loan products increase the Company's ability to serve the borrowing needs of residents in the communities we serve, including low and moderate income borrowers, while the government guaranty mitigates our exposure to credit risk.

The Company also originates commercial real estate and commercial loans under various SBA, USDA and State sponsored programs that provide a government agency guaranty for a portion of the loan amount. There was $4.0 million guaranteed under these various programs at September 30, 2018 on an aggregate balance of $5.1 million in subject loans. The Company occasionally sells the guaranteed portion of the loan to other financial partners and retains servicing rights, which generates fee income. There were no commercial loans sold in the first nine months of 2018 and $226 thousand of commercial loans sold in the first nine months of 2017. The Company recognizes gains and losses on the sale of the principal portion of these loans as they occur.

The Company serviced $15.0 million of commercial and commercial real estate loans for unaffiliated third parties as of September 30, 2018. This includes $12.9 million of commercial or commercial real estate loans the Company has participated out to other financial institutions, in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.

As of September 30, 2018, there were $1.2 billion in total loans serviced, which includes total loans on the balance sheet of $643.7 million as well as total loans sold with servicing retained of $520.0 million. There were $1.1 billion in total loans serviced as of December 31, 2017.

The Company capitalizes MSRs for all loans sold with servicing retained and recognizes gains and losses on the sale of the principal portion of these loans as they occur. The unamortized balance of MSRs on loans sold with servicing retained was $1.6 million at September 30, 2018, with an estimated market value in excess of the carrying value as of such date. Management periodically evaluates and measures the servicing assets for impairment.

Qualifying residential first mortgage loans and certain commercial real estate loans with a carrying value of $165.9 million were pledged as collateral for borrowings from the FHLB under a blanket lien at September 30, 2018.

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
Repossessed assets and loans or investments that are 90 days or more past due are considered to be nonperforming assets. The following table shows the composition of nonperforming assets at the dates indicated and trends in certain ratios monitored by the Company's management in reviewing asset quality:

	September 30, 2018	December 31, 2017	September 30, 2017
	(Dollars in thousands)
Nonaccrual loans	$1,069	$1,191	$2,029
Accruing loans 90+ days delinquent	352	494	229
Total nonperforming loans (1)	1,421	1,685	2,258
OREO	—	36	—
Total nonperforming assets (1)	$1,421	$1,721	$2,258
ALL to loans not held for sale	0.88%	0.92%	0.91%
ALL to nonperforming loans	394.79%	320.95%	232.91%
Nonperforming loans to total loans	0.22%	0.28%	0.39%
Nonperforming assets to total assets	0.18%	0.23%	0.32%
Delinquent loans (30 days to nonaccruing) to total loans	0.59%	1.05%	0.64%
Net charge-offs (annualized) to average loans not held for sale	0.02%	0.01%	0.05%
____________________

(1)
The Company had guarantees of U.S. or state government agencies on the above nonperforming loans totaling $121 thousand at September 30, 2018, $131 thousand at December 31, 2017, and $135 thousand at September 30, 2017.

The level of nonaccrual loans decreased $122 thousand, or 10.2%, since December 31, 2017, and accruing loans delinquent 90 days or more decreased $142 thousand, or 28.7%, during the same time period. There was one residential real estate loan totaling $131 thousand in process of foreclosure at September 30, 2018. The aggregate interest income not recognized on nonaccrual loans amounted to approximately $1.3 million as of September 30, 2018 and 2017, and $1.2 million as of December 31, 2017.
At September 30, 2018, the Company had loans rated substandard that were on performing status totaling $2.1 million, compared to $3.0 million at December 31, 2017. In management's view, substandard loans represent a higher degree of risk of becoming nonperforming loans in the future. The Company’s management is focused on the impact that the economy may have on its borrowers and closely monitors industry and geographic concentrations for evidence of financial problems. The past two years have resulted in successful tourist seasons for all seasons throughout the year, which appears to have improved the related business' financial performance. Improvement in local economic indicators have also been identified over the past two years. The unemployment rate has stabilized in Vermont and was 2.9% for both September 2018 and September 2017. The New Hampshire unemployment rate was 2.7% for both September 2018 and September 2017. These rates compare favorably with the nationwide unemployment rate of 3.7% and 4.2%, respectively, for the comparable periods. Management will continue to monitor the national, regional and local economic environment and its impact on unemployment, business outlook and real estate values in the Company’s market area.
On occasion, the Company acquires residential or commercial real estate properties through or in lieu of loan foreclosure. These properties are held for sale and are initially recorded as OREO at fair value less estimated selling costs at the date of the Company’s acquisition of the property, with fair value based on an appraisal for more significant properties and on a broker’s price opinion for less significant properties. Holding costs and declines in the fair value of properties acquired are expensed as incurred. Declines in the fair value after acquisition of the property result in charges against income before tax. There were no such declines for the three and nine months ended September 30, 2018, or September 30, 2017. The Company evaluates each OREO property at least quarterly for changes in the fair value. The Company had no properties classified as OREO at September 30, 2018 or September 30, 2017 and one residential real estate property valued at $36 thousand classified as OREO at December 31, 2017.

Union Bankshares, Inc. Page 39

Allowance for Loan Losses. Some of the Company’s loan customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge off a portion or all of the remaining principal balance due. The Company maintains an ALL to absorb such losses. The ALL is maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio as of the evaluation date; however, actual loan losses may vary from current estimates. The Company's policy and methodologies for establishing the ALL, described in the Company's 2017 Annual Report did not change during the first nine months of 2018.
Impaired loans, including $3.3 million of TDR loans, were $4.5 million at September 30, 2018, with government guaranties of $656 thousand and a specific reserve amount allocated of $58 thousand. Impaired loans at December 31, 2017 were $3.3 million, with government guaranties of $550 thousand and a specific reserve amount allocated of $48 thousand. All of the impaired loans were also TDR loans at December 31, 2017. Based on management's evaluation of the Company's historical loss experience on substandard commercial loans, commercial loan relationships with aggregate balances greater than $500 thousand are evaluated individually for impairment, with a specific reserve allocated when warranted. Commercial loans with balances under this threshold are collectively evaluated for impairment as a homogeneous pool of loans, unless such loans are subject to a restructuring agreement or have been identified as impaired as part of a larger customer relationship. The specific reserve amount allocated to individually identified impaired loans increased $10 thousand as a result of the September 30, 2018 impairment evaluation.
The following table reflects activity in the ALL for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For The Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$5,553	$5,168	$5,408	$5,247
Charge-offs	(106)	(102)	(115)	(191)
Recoveries	13	43	17	53
Net charge-offs	(93)	(59)	(98)	(138)
Provision for loan losses	150	150	300	150
Balance at end of period	$5,610	$5,259	$5,610	$5,259
The following table (net of loans held for sale) shows the internal breakdown by risk component of the Company's ALL and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

	September 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$1,408	29.2	$1,361	30.5
Construction real estate	602	8.5	488	7.3
Commercial real estate	2,876	42.8	2,707	43.4
Commercial	364	7.4	395	8.6
Consumer	23	0.5	30	0.7
Municipal	81	11.6	64	9.5
Unallocated	256	—	363	—
Total	$5,610	100.0	$5,408	100.0

Notwithstanding the categories shown in the table above or any specific allocation under the Company's ALL methodology, all funds in the ALL are available to absorb loan losses in the portfolio, regardless of loan category or specific allocation.
There were no changes to the reserve factors assigned to any of the loan portfolios based on the qualitative factor reviews performed during the first nine months of 2018. Management of the Company believes, in its best estimate, that the ALL at September 30, 2018 is appropriate to cover probable credit losses inherent in the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the ALL at September 30, 2018. In addition, our banking regulators, as an integral part of their examination process, periodically review our ALL. Such agencies may require us to recognize adjustments to the ALL based on their judgments about information available to them at the time of their examination. A large adjustment to the ALL for losses in future periods could require increased provisions

Union Bankshares, Inc. Page 40

to replenish the ALL, which could negatively affect earnings. Management continues to be cautiously optimistic about the collectability of the Company's loan portfolio.
Investment Activities. At September 30, 2018, investment securities classified as AFS totaled $71.5 million, comprising 9.2% of total assets, compared to $65.4 million, or 8.8% of total assets at December 31, 2017. During the first nine months of 2018 total investment securities increased $5.7 million to $72.1 million, or 9.3% of total assets, from $66.4 million, or 8.9% of total assets at December 31, 2017. Net unrealized losses for the Company’s AFS investment securities portfolio were $2.3 million as of September 30, 2018, compared to net unrealized losses of $381 thousand as of December 31, 2017. Net unrealized losses of $1.8 million, net of income tax effect, were reflected in the Company’s accumulated OCI component of stockholders’ equity at September 30, 2018. There were no securities classified as HTM at September 30, 2018 and $1.0 million in investment securities classified as HTM at December 31, 2017. No declines in value were deemed by management to be OTT at September 30, 2018. Deterioration in credit quality and/or imbalances in liquidity that may exist in the financial marketplace might adversely affect the fair values of the Company’s investment portfolio and the amount of gains or losses ultimately realized on the sale of such securities, and may also increase the potential that certain resulting unrealized losses will be designated as OTT in future periods, resulting in write-downs and charges to earnings. There were $3.7 million of investment securities pledged to secure various public deposits or customer repurchase agreements as of September 30, 2018, compared to $4.6 million at December 31, 2017.
Deposits. The following table shows information concerning the Company's average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Average Amount	Percent of Total Deposits	Average Rate	Average Amount	Percent of Total Deposits	Average Rate
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$119,890	18.9	—	$108,395	18.5	—
Interest bearing checking accounts	143,280	22.6	0.14%	144,961	24.7	0.13%
Money market accounts	153,921	24.3	0.77%	131,008	22.3	0.51%
Savings accounts	104,283	16.5	0.15%	98,930	16.8	0.15%
Total nontime deposits	521,374	82.3	0.30%	483,294	82.3	0.21%
Time deposits:
Less than $100,000	63,249	10.0	0.82%	61,787	10.5	0.65%
$100,000 and over	49,019	7.7	1.10%	41,976	7.2	0.72%
Total time deposits	112,268	17.7	0.94%	103,763	17.7	0.68%
Total deposits	$633,642	100.0	0.41%	$587,057	100.0	0.29%
During the first nine months of 2018, average total deposits grew $46.6 million, or 7.9%, compared to the nine months ended September 30, 2017, with growth in all categories except interest bearing checking accounts.
The Company participates in CDARS, which permits the Company to offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants. CDARS also provides the Company with an additional source of funding and liquidity through the purchase of deposits. At September 30, 2018, $13.5 million of the Company's CDARS deposits represented purchased deposits which are considered "brokered" deposits. There were no purchased deposits as of December 31, 2017. These deposits are included in time deposits on the consolidated balance sheets. There were $11.7 million of time deposits of $250,000 or less on the balance sheet at September 30, 2018 and $11.5 million at December 31, 2017, which were exchanged with other CDARS participants.
The Company also participates in the ICS program, a service through which Union can offer its customers a savings product with access to unlimited FDIC insurance, while receiving reciprocal deposits from other FDIC-insured banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of savings deposits through ICS provides a depositor with full deposit insurance coverage of excess balances, thereby helping Union retain the full amount of the deposit on its balance sheet. As with the CDARS program, in addition to reciprocal deposits, participating banks may also purchase one-way ICS deposits. There were $73.5 million and $67.0 million in exchanged ICS money market deposits on the balance sheet at September 30, 2018 and December 31, 2017, respectively. There were no purchased ICS deposits at September 30, 2018 or December 31, 2017.

Union Bankshares, Inc. Page 41

The Economic Growth, Regulatory Relief, and Consumer Protection Act was signed into law in May 2018 and allows the Company to hold reciprocal deposits up to 20 percent of total liabilities without those deposits being treated as brokered for regulatory purposes.
At September 30, 2018, there was $9.0 million in retail brokered deposits issued under a master certificate of deposit program with a deposit broker for the purpose of providing a supplemental source of funding and liquidity. $8.0 million of these deposits will mature in October 2018 and $1.0 million will mature in February 2019. There were $2.0 million of retail brokered deposits at December 31, 2017.
The following table provides a maturity distribution of the Company’s time deposits in amounts of $100,000 and over at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Within 3 months	$21,578	$5,345
3 to 6 months	9,132	9,752
6 to 12 months	14,757	13,737
Over 12 months	16,095	12,348
	$61,562	$41,182
The Company's time deposits in amounts of $100 thousand and over increased $20.4 million, or 49.5%, between December 31, 2017 and September 30, 2018 resulting primarily from the $13.5 million of purchased CDARS deposits outstanding at September 30, 2018 which will mature within three months. The remaining increase was the result of customers taking advantage of time deposit promotions that were offered during the first nine months of 2018.
A provision of the Dodd-Frank Act permanently raised FDIC deposit insurance coverage to $250 thousand per depositor per insured depository institution for each account ownership category. At September 30, 2018, the Company had deposit accounts with less than $250 thousand totaling $453.2 million, or 67.9% of its deposits, with FDIC insurance protection. An additional $12.8 million of municipal deposits were over the FDIC insurance coverage limit at September 30, 2018 and were collateralized by Union under applicable state regulations by investment securities or letters of credit issued by the FHLB.
Borrowings. Total borrowed funds at September 30, 2018 were $42.0 million compared to $31.6 million at December 31, 2017, a net increase of $10.4 million, or 33.0%. The increase in borrowed funds reflects a balance of $3.6 million in overnight federal funds purchased at a rate of 2.43% from FHLB at September 30, 2018, versus no federal funds purchased at December 31, 2017. The FHLB option advance borrowings were $37.5 million at September 30, 2018, at a weighted average rate of 1.83%, and $30.2 million at December 31, 2017, at a weighted average rate of 1.42%. The increase in borrowed funds was utilized to fund loan demand as loan growth has been outpacing deposit growth through the first nine months of 2018. The increase in option advance borrowings reflects a $10.0 million one month bullet advance at 2.33% and a $10.0 million one month bullet advance at 2.37% taken during the third quarter of 2018, as well as a $7.0 million five year option advance (callable after one year) at 1.07% taken during the first quarter of 2018. These advances were partially offset by the maturity of $4.7 million in option advances, a $5.0 million option advance and a $10.0 million option advance called by FHLB and scheduled monthly payments of $72 thousand on long-term FHLB amortizing advances during the first nine months of 2018. In addition, the Company had overnight secured customer repurchase agreement sweeps at September 30, 2018 of $989 thousand, at a weighted average rate of 0.25%, compared to $1.4 million, at a weighted average rate of 0.25% at December 31, 2017, a decrease of $376 thousand, or 27.5%, primarily due to a customer converting its account to another deposit product during the first quarter. The volume of the overnight secured customer repurchase agreement sweeps is volatile and is a function of our customers' cash flow and cash management needs.
The Company has the authority, up to its available borrowing capacity with the FHLB, to collateralize public unit deposits with letters of credit issued by the FHLB. FHLB letters of credit in the amount of $18.5 million and $29.6 million were utilized as collateral for these deposits at September 30, 2018 and December 31, 2017, respectively. Total fees paid by the Company in connection with the issuance of these letters of credit were $9 thousand and $24 thousand for the three and nine months ended September 30, 2018, respectively, with no fees paid for the three and nine months ended September 30, 2017.
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
The following table details the contractual or notional amount of financial instruments that represented credit risk at the balance sheet dates:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Commitments to originate loans	$47,954	$25,394
Unused lines of credit	100,884	85,906
Standby and commercial letters of credit	2,125	2,064
Credit card arrangements	1,303	1,326
FHLB Mortgage Partnership Finance credit enhancement obligation, net	643	640
Commitment to purchase Jericho branch property	1,550	—
Commitment to purchase investment in a real estate limited partnership	—	1,470
Contract commitment for renovation projects	—	662
Total	$154,459	$117,462
Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have a fixed expiration date or other termination clause and may require payment of a fee. Since many of the loan commitments are expected to expire without being drawn upon and not all credit lines will be utilized, the total commitment amounts do not necessarily represent future cash requirements. Lines of credit incur seasonal volume fluctuations due to the nature of some customers' businesses, such as tourism and maple syrup products production. The increase in commitments to originate loans is primarily a $22.8 million increase in commitments to originate commercial real estate loans at September 30, 2018 compared to December 31, 2017. The increase in unused lines of credit at September 30, 2018 from December 31, 2017 is primarily related to increases in municipal and construction loan availability of $7.4 million and $5.6 million, respectively.
The Company did not hold any derivative or hedging instruments at September 30, 2018 or December 31, 2017.
The Company’s subsidiary bank is required (as are all banks) to maintain vault cash or a noninterest bearing reserve balance as established by FRB regulations. The Bank’s average total required reserve for the 14 day maintenance period including September 30, 2018 was $1.1 million and for December 31, 2017 was $1.4 million, both of which were satisfied by vault cash.

Contractual Obligations. The Company and Union have various financial obligations, including contractual obligations that may require future cash payments. The following table presents, as of September 30, 2018, significant fixed and determinable contractual obligations to third parties:

September 30, 2018
(Dollars in thousands)
Operating lease commitments	$602
Contractual payments on borrowed funds (1)	41,990
Deposits without stated maturity (1) (2)	534,561
Certificates of deposit (1) (2)	133,162
Deferred compensation payouts	984
Total	$711,299
____________________

(1)	The amounts exclude interest payable.

(2)
While Union has a contractual obligation to depositors should they wish to withdraw all or some of the funds on deposit, management believes, based on historical analysis as well as current conditions in the financial markets, that the majority of these deposits will remain on deposit for the foreseeable future.

Union Bankshares, Inc. Page 43

Liquidity. Liquidity is a measurement of the Company’s ability to meet potential cash requirements, including ongoing commitments to fund deposit withdrawals, repay borrowings, fund investment and lending activities, and for other general business purposes. The primary objective of liquidity management is to maintain a balance between sources and uses of funds to meet our cash flow needs in the most economical and expedient manner. The Company’s principal sources of funds are deposits; whole-sale funding options including purchased deposits, amortization, prepayment and maturity of loans, investment securities, interest bearing deposits and other short-term investments; sales of securities and loans AFS; earnings; and funds provided from operations. Contractual principal repayments on loans are a relatively predictable source of funds; however, deposit flows and loan and investment prepayments are less predictable and can be significantly influenced by market interest rates, economic conditions, and rates offered by our competitors. Managing liquidity risk is essential to maintaining both depositor confidence and earnings stability.
As of September 30, 2018, Union, as a member of FHLB, had access to unused lines of credit up to $36.7 million over and above the $60.4 million in combined outstanding borrowings and other credit subject to collateralization, subject to the purchase of required FHLB Class B common stock and evaluation by the FHLB of the underlying collateral available. This line of credit can be used for either short-term or long-term liquidity or other funding needs.
Union also maintains an IDEAL Way Line of Credit with the FHLB. The total line available was $551 thousand at September 30, 2018. There were no borrowings against this line of credit as of such date. Interest on this line is chargeable at a rate determined by the FHLB and payable monthly. Should Union utilize this line of credit, qualified portions of the loan and investment portfolios would collateralize these borrowings.
In addition to its borrowing arrangements with the FHLB, Union maintains a pre-approved federal funds line of credit totaling $15.0 million with an upstream correspondent bank, a master brokered deposit agreement with a brokerage firm, one-way buy options with CDARS and ICS as well as access to the FRB discount window, which would require pledging of qualified assets. Core deposits are the lowest cost of funds the Company has access to but these deposits may not be sufficient to cover the on balance sheet liquidity needs which makes using these other funding sources necessary. At September 30, 2018 there were no purchased ICS deposits, $13.5 million purchased CDARS deposits, $9.0 million in retail brokered deposits issued under a master certificate of deposit program with a deposit broker, and no outstanding advances on the federal funds line or at the discount window.
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
Stockholders’ equity increased from $58.7 million at December 31, 2017 to $60.8 million at September 30, 2018, reflecting net income of $7.5 million for the first nine months of 2018, an increase of $123 thousand from stock based compensation, and a $23 thousand increase due to the issuance of common stock under the DRIP. These increases were partially offset by cash dividends paid of $4.0 million, an increase of $1.5 million in accumulated other comprehensive loss due to a decline in the fair market value of the Company's AFS securities, and stock repurchases of $3 thousand during the nine months ended September 30, 2018. The components of the other comprehensive loss are illustrated in Note 11 of the unaudited consolidated financial statements.
The Company has 7,500,000 shares of $2.00 par value common stock authorized. As of September 30, 2018, the Company had 4,940,961 shares issued, of which 4,465,946 were outstanding and 475,015 were held in treasury.
In January 2018, the Company's Board reauthorized the limited stock repurchase plan that was initially established in May of 2010 and has been reauthorized annually since that time. The limited stock repurchase plan allows the repurchase of up to a fixed number of shares of the Company's common stock each calendar quarter (currently 2,500 shares) in open market purchases or privately negotiated transactions, as management deems advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase authorization expires on December 31, 2018, unless reauthorized. The Company repurchased 60 shares during the first nine months of 2018 under this program at a total cost of $3 thousand.

Union Bankshares, Inc. Page 44

The Company maintains a Dividend Reinvestment and Stock Purchase Plan whereby registered stockholders may elect to reinvest cash dividends and optional cash contributions to purchase additional shares of the Company's common stock. The Company has reserved 200,000 shares of its common stock for issuance and sale under the DRIP. As of September 30, 2018, 1,307 shares of stock had been issued from treasury stock under the DRIP.
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
In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act was signed into law. This act rolls back certain provisions of the Dodd-Frank Act of 2010 providing relief to all but the largest banking organizations in the United States. A bank with less than $10 billion in assets may be exempt from current leverage and risk-based capital ratio requirements if it maintains a community bank leverage ratio ("CBLR") above a threshold to be set by federal banking regulators between eight and 10 percent. The bank will be deemed "well capitalized" if it meets the CBLR. As of September 30, 2018, the banking regulators had not yet established the percentage for the CBLR.
As of September 30, 2018, both the Company and Union met all capital adequacy requirements to which they are currently subject. There were no conditions or events between September 30, 2018 and the date of this report that management believes have changed either Company’s regulatory capital category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Total capital to risk weighted assets	$69,651	13.63%	$40,881	8.00%	N/A	N/A
Tier I capital to risk weighted assets	64,041	12.53%	30,666	6.00%	N/A	N/A
Common Equity Tier 1 to risk weighted assets	64,041	12.53%	23,000	4.50%	N/A	N/A
Tier I capital to average assets	64,041	8.36%	30,642	4.00%	N/A	N/A

Union:
Total capital to risk weighted assets	$69,870	13.70%	$40,800	8.00%	$51,000	10.00%
Tier I capital to risk weighted assets	64,260	12.60%	30,600	6.00%	40,800	8.00%
Common Equity Tier 1 to risk weighted assets	64,260	12.60%	22,950	4.50%	33,150	6.50%
Tier I capital to average assets	64,260	8.37%	30,710	4.00%	38,387	5.00%
Dividends paid by Union are the primary source of funds available to the Company for payment of dividends to its stockholders. Union is subject to certain requirements imposed by federal banking laws and regulations, which among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by Union to the Company.
Quarterly cash dividends of $0.30 per share were paid during the first nine months of 2018 and declared for the fourth quarter, payable on November 8, 2018 to stockholders of record on October 29, 2018. The dividend rate of $0.30 per share represents an increase of $0.01 per share in the quarterly cash dividends paid in 2017 .

Regulatory Matters. The Company and Union are subject to periodic examinations by the various regulatory agencies. These examinations include, but are not limited to, procedures designed to review lending practices, risk management, credit quality,

Union Bankshares, Inc. Page 45

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

OTHER FINANCIAL CONSIDERATIONS
Market Risk and Interest Rate Risk. Market risk is the potential of loss in a financial instrument arising from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices, and equity prices. As of September 30, 2018, the Company did not have any market risk sensitive instruments acquired for trading purposes. The Company’s market risk arises primarily from interest rate risk inherent in its lending, investing, deposit taking and borrowing activities. Management of interest rate risk is an important component of our asset and liability management process, which is governed by established policies that are reviewed and approved annually. Our investment policy details the types of securities that may be purchased, and establishes portfolio limits and maturity limits for the various sectors. Our investment policy also establishes specific investment quality limits. The ALCO develops guidelines and strategies impacting our asset and liability management-related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. Members of the ALCO also manage the investment portfolio to maximize net interest income while mitigating market and interest rate risk.
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
An outside consultant is utilized to perform rate shocks to our balance sheet to assess our risk to earnings in different interest rate environments, and to perform a variety of other analyses. The consultant’s most recent completed analysis was as of September 30, 2018. The base simulation assumed no changes in rates, as well as a 200 basis point falling interest rate scenario and 200 and 300 basis point rising interest rate scenarios which all assume a parallel shift of the yield curve over a 24 month period, with no growth assumptions. Management is not aware of any significant changes in the Company's risk profile since the analysis was performed as of September 30, 2018. A summary of the results is as follows:

•
Current/Flat Rates: If rates remain at current levels net interest income is projected to trend steadily upwards as investments and loans replace/reprice upward at a faster pace than expected increases to funding costs.

•
Rising Rates: Net interest income is anticipated to trend in line with the Current Rates scenario over the next 24 months as retail and wholesale term funding replacing into the elevated rate environment temporarily match improvements to asset yields. The degree of benefit of rising rates will depend on the pace and extent of market rate increases as well as the terminal slope of the yield curve as rates rise.

•
Falling Rates: Net interest income is projected to trend downward in a falling rate scenario. Accelerated asset cash flow, driven by faster assumed mortgage related prepayment speeds, continues to adjust into lower rates with limited cost of funds relief. Continued utilization of floors on new loan volume will help to mitigate additional downward pressure on yields.

The net interest income simulation as of September 30, 2018 showed that the change in net interest income for the next 24 months from our expected or “most likely” forecast was as follows:

Rate Change	Percent Change in Net Interest Income Limit	Percent Change in Net Interest Income
Up 300 basis points	(45.00)%	12.2%
Up 200 basis points	(30.00)%	9.4%
Down 200 basis points	(30.00)%	(9.9)%
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

Union Bankshares, Inc. Page 46

The model used to perform the base case balance sheet simulation assumes a parallel shift of the yield curve over twelve and 24 months and reprices every interest earning asset and interest bearing liability on our balance sheet, simultaneously. The use of pricing betas help simulate the expected pricing behavior regarding non-maturing deposits, limiting the rate increases that occur when market rates rise. A historic analysis of the bank's prepayment history was performed and the results were used as a basis for future prepayment expectations. Investment securities with call provisions are examined on an individual basis to estimate the likelihood of a call.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Information called for by this item is incorporated to Part I, Item 2, reference in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption OTHER FINANCIAL CONSIDERATIONS on page 46 of this report

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2018. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the quarter ended September 30, 2018, the Company did not issue any unregistered equity securities.
There was no repurchase of the Company's equity securities during the quarter ended September 30, 2018.

Union Bankshares, Inc. Page 47

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three and nine months ended September 30, 2018 and 2017, (iii) the unaudited consolidated statements of comprehensive income for the three and nine months ended September 30, 2018 and 2017, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

Union Bankshares, Inc.

November 8, 2018	/s/ David S. Silverman
David S. Silverman
Director, President and Chief Executive Officer

November 8, 2018	/s/ Karyn J. Hale
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three and nine months ended September 30, 2018 and 2017, (iii) the unaudited consolidated statements of comprehensive income for the three and nine months ended September 30, 2018 and 2017, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

____________________

*
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Union Bankshares, Inc. Page 48