Form 10-K/A
period 2016-12-31
UNION BANKSHARES INC
filed 2019-03-13
CIK 706863

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

Explanatory Note: The sole purpose of this Amendment No. 2 is to provide Exhibit 23.1 which was inadvertently omitted from the Form 10-K originally filed on March 15, 2017 and subsequently amended on May 10, 2017 (as so amended, the “Original Filing”). Except as described above, no changes have been made to the Original Filing and this Amendment No. 2 does not modify, amend, or update in any way any of the financial or other information contained in the Original Filing and does not reflect events that may have occurred subsequent to the Original Filing. Pursuant to Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended, this Amendment No. 2 contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are filed herewith, but does not contain new certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are contained in this Amendment No. 2.

PART IV
Item 15. Exhibits, Financial Statement Schedules
Documents Filed as Part of this Report:

(1)	The following consolidated financial statements are included: *

1)	Consolidated Balance Sheets at December 31, 2016 and 2015

2)	Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014

3)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014

4)	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2016, 2015 and 2014

5)	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

6)	Notes to the Consolidated Financial Statements

7)	Report of Independent Registered Public Accounting Firm

*	Previously filed with our Annual Report on Form 10-K filed on March 15, 2017, as subsequently amended by Form 10-K/A filing on May 10, 2017, which is being amended hereby.

(2)	The following exhibits are either filed herewith as part of this report, or are incorporated herein by reference:

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

10.11	Form of Stock Option Agreement for 2008 Incentive Stock Option Plan of Union Bankshares, Inc. and Subsidiary. *
10.12	Form of Stock Option Agreement for 2014 Equity Incentive Plan of Union Bankshares, Inc. and Subsidiary. *
21.1	Subsidiaries of the Company.
23.1	Consent of Berry Dunn McNeil & Parker, LLC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of March 13, 2019.

Union Bankshares, Inc.

By:	/s/ David S. Silverman	By:	/s/ Karyn J. Hale
	David S. Silverman		Karyn J. Hale
	Chief Executive Officer and President		Chief Financial Officer

EXHIBIT INDEX *

23.1	Consent of Berry Dunn McNeil & Parker, LLC

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

____________________

*	other than exhibits incorporated by reference to or contained in prior filings.

4