Form 10-K/A
period 2017-12-31
UNION BANKSHARES INC
filed 2019-03-13
CIK 706863

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

Explanatory Note: The sole purpose of this Amendment is to provide Exhibit 23.1 which was inadvertently omitted from the Form 10-K originally filed on March 16, 2018 (the “Original Filing”). Except as described above, no changes have been made to the Original Filing and this Amendment does not modify, amend, or update in any way any of the financial or other information contained in the Original Filing and does not reflect events that may have occurred subsequent to the Original Filing. Pursuant to Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended, this Amendment contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are filed herewith, but does not contain new certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are contained in this Amendment.

PART IV
Item 15. Exhibits, Financial Statement Schedules
Documents Filed as Part of this Report:

(1)	The following consolidated financial statements are included: *

1)	Consolidated Balance Sheets at December 31, 2017 and 2016

2)	Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015

3)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015

4)	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2017, 2016 and 2015

5)	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

6)	Notes to the Consolidated Financial Statements

7)	Report of Independent Registered Public Accounting Firm

*	Previously filed with our Annual Report on Form 10-K filed on March 16, 2018, which is being amended hereby.

(2)	The following exhibits are either filed herewith as part of this report, or are incorporated herein by reference:

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