Form 10-K
period 2018-12-31
UNION BANKSHARES INC
filed 2019-03-15
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2018	Commission file number	001-15985
UNION BANKSHARES, INC.

VERMONT	03-0283552
P.O. BOX 667
20 LOWER MAIN STREET
MORRISVILLE, VT 05661-0667
Registrant's telephone number:   802-888-6600
Former name, former address and former fiscal year, if changed since last report: Not applicable
Securities registered pursuant to section 12(b) of the Act:

Common Stock, $2.00 par value	The NASDAQ Stock Market LLC
(Title of class)	(Exchanges registered on)
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
Yes [X ]    No [ ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES [X] NO [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” ”accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards proviced pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ] No [X]

The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2018 was $200,451,696 based on the closing price on the NASDAQ Stock Market LLC on such date of $51.90 per share. For purposes of this calculation, all directors, executive officers, and named executives of the Registrant are assumed to be affiliates. Such assumption, however, shall not be deemed to be an admission of such status as to any such individual.

DOCUMENTS INCORPORATED BY REFERENCE
Specifically designated portions of the following documents are incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

Document	Part
Proxy Statement for the 2019 Annual Meeting of Shareholders	III

UNION BANKSHARES, INC.

____________________

(a)
The information required by Part III Items 10, 11, 12, 13 and 14 is incorporated herein by reference, in whole or in part, from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2019. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to specifically incorporate by reference the information referred to in Items 407(d)(1)-(3) of Regulation S-K. Incorporation by reference of this report into any registration statement filed by the Company under the Securities Act of 1933, as amended shall not be deemed to incorporate by reference the information referred to in Item 201(e) of Regulation S-K.

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

Forward-looking statements reflect management's current expectations and are subject to uncertainties, both general and specific, and risk exists that actual results will differ from those predictions, forecasts, projections and other estimates contained in forward-looking statements. These risks cannot be readily quantified. When management uses any of the terms “believes,” “expects,” “predicts,” “anticipates,” “intends,” "projects," "potential," “plans,” “seeks,” “estimates,” "targets," "goals," “may,” “might,” “could,” “would,” “should,” or similar expressions, they are making forward-looking statements. Many possible events or factors, including those beyond the control of management, could affect the future financial results and performance of the Company.

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

•	Interest rates change in such a way that puts pressure on the Company's margins, or that results in lower fee income and lower gain on sale of real estate loans, or that increases interest costs;

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

PART I

Item 1.    Business

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

The Company's business is that of a community bank in the financial services industry. The Company has one definable business segment, Union Bank, which provides full retail, commercial, municipal banking, and asset management and trust services throughout its 18 banking offices, two loan centers, and several ATMs covering northern Vermont and New Hampshire. Also, many of Union's services are provided via the telephone, mobile devices, and through its website, www.ublocal.com. Union seeks to make a profit for the Company while providing quality retail banking services to individuals and commercial banking services to small and medium sized corporations, partnerships, and sole proprietorships, as well as nonprofit organizations, local municipalities and school districts within its market area.

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

Employees: The Company itself does not have any paid employees. As of December 31, 2018, Union employed 195 full time equivalent employees. Union employees are not represented by any collective bargaining group. Union maintains comprehensive employee benefit programs for its employees, including medical and dental insurance, long-term and short-term disability insurance, life insurance and a 401(k) plan. Management considers its employee relations to be good.

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

Consistent with the objective of the Company to serve the needs of individuals, businesses and others within the communities served, the Company seeks to concentrate its assets in loans. For the year ended December 31, 2018, the Company's rate of average loans to average deposits was 95.6%. To be consistent with the requirements of prudent banking practices, adequate levels of assets are invested in high-grade securities, FDIC insured certificates of deposits, or other prudent investment alternatives such as company-owned life insurance and investments in real estate limited partnerships for affordable housing. Deposits are the primary source of funds for use in lending, investing and for other general operating purposes. In addition we obtain funds from principal repayments, sales and prepayments of loans, securities and FDIC insured certificates of deposit. Other funding sources may include brokered deposits purchased through CDARS, ICS or through other deposit brokers, and borrowings from the FHLB, correspondent banks or the Federal Reserve discount window.

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

While the Dodd-Frank Act is focused principally on changes to the financial regulatory system, it includes several corporate governance, disclosure and compensation provisions applicable to public companies. Those provisions include:

•
A requirement that public companies solicit an advisory vote on executive compensation ("Say-on-Pay"), an advisory vote on the frequency of Say-on-Pay votes and, in the event of a merger or other extraordinary transaction, an advisory vote on certain "golden parachute" payments. The Company's last Say-on-Pay vote was held at the 2016 annual meeting with shareholders approving the Company's executive compensation program by a wide margin, and the Company will again hold a Say-on-Pay vote at its 2019 annual shareholders meeting, as well as a "Say-on-Frequency" vote,

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

Regulation of Union Bank
Deposit Insurance. As a member of the FDIC, the deposits of Union are permanently insured under the Deposit Insurance Fund (“DIF”) maintained by the FDIC up to $250,000 per ownership category. Under applicable federal laws and regulations, deposit insurance premium assessments to the DIF are based on a supervisory risk rating system, with the most favorably rated institutions paying the lowest premiums. Under this assessment system, risk is defined and measured using an institution's supervisory ratings, combined with certain other risk measures, including certain financial ratios and long-term debt issuer ratings. For the year ended December 31, 2018, the Bank's total FDIC insurance assessment expense was $350 thousand.

Brokered Deposits. The FDICIA restricts the ability of an FDIC insured bank to accept brokered deposits unless it is a well capitalized institution under FDICIA's prompt corrective action guidelines. Union accepts brokered time and money market deposits primarily through its membership with the Promontory Interfinancial Network in CDARS and ICS, respectively. Additionally, Union has established an account with one of its approved investment brokers to accept brokered deposits as an approved liquidity source. The Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 allows the Company to hold reciprocal deposits up to 20 percent of total liabilities without those deposits being treated as brokered for regulatory purposes.

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

Federal Reserve Board Policies and Reserve Requirements. The monetary policies and regulations of the FRB have had a significant effect on the operating results of banks in the past and are expected to continue to do so in the future. FRB policies affect the levels of bank earnings on loans and investments and the levels of interest paid on bank deposits and borrowings through the Federal Reserve System's open-market operations in United States government securities, regulation of the discount rate and terms on bank borrowings from Federal Reserve Banks and regulation of nonearning reserve requirements. Regulation D promulgated by the FRB requires all depository institutions to maintain reserves against their transaction accounts (generally, demand deposits, NOW accounts and certain other types of accounts that permit payments or transfers to third parties) and nonpersonal nontime deposits (generally, money market deposit accounts or other savings deposits held by corporations or other depositors that are not natural persons, and certain types of time deposits), subject to certain exemptions. As of December 31, 2018, Union's reserve requirement was approximately $1.0 million, which was satisfied by vault cash.

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
Capital Adequacy and Safety and Soundness
Capital Adequacy Guidelines. The FDIC and other federal bank regulatory agencies adopted a final rule for leverage and risk-based capital requirements and the method for calculating risk-weighted assets which is consistent with agreements that were reached by the Basel Committee on Banking Supervision under the so-called Basel III framework and certain provisions of the Dodd-Frank Act. Among other things, the rule established a common equity Tier 1 capital ratio with a minimum requirement of 4.5%, increased the minimum Tier 1 risk based ratio from 4.0% to 6.0%, and assigned a higher risk weight of 150% to exposures that are more than 90 days past due or in nonaccrual status as well as certain commercial real estate loans that finance the acquisition, development or construction of real property. The final rule also required accumulated OCI be included for purposes of calculating regulatory capital unless a one time opt-out election was made during the first quarter of 2015. The Company and Union both made the election. The rule limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" of 2.5% above the minimum capital ratio requirements. The 2.5% capital conservation buffer requirement became effective for the Company and Union on January 1, 2019. The Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 rolls back certain provisions of the Dodd-Frank Act of 2010 providing that a bank with less than $10 billion in assets may be exempt from current leverage and risk-based capital ratio requirements and will be deemed well capitalized under the FDIC's Prompt Corrective Action capital framework (described below)

if it maintains a community bank leverage ratio ("CBLR") above a threshold to be set by federal banking regulators between eight and 10 percent. The bank will be deemed "well capitalized" if it meets the CBLR. As of December 31, 2018, the banking regulators had not yet taken final action to establish the percentage for the CBLR. Please refer to Note 21(Regulatory Capital Requirements) to the Company's audited consolidated financial statements contained in Part II, Item 8 of this annual report on Form 10-K for the regulatory capital ratios for the Company and Union as of December 31, 2018 and December 31, 2017.

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

The various federal banking agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the Tier 1 Capital, Common Equity Tier 1 Capital, Total Capital and Leverage Ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations as in effect during 2018, a “well capitalized” institution must have a Tier 1 capital ratio of at least 8.0%, a Common Equity Tier 1 ratio of 6.5%, a total capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order.

At December 31, 2018, Union's Tier I and Total Risk Based Capital Ratios were 11.8% and 12.8% respectively, and its Leverage Capital Ratio was 8.0%, and it is considered well capitalized under applicable regulatory guidelines in effect as of such date. However, an increase in the amount of capital that the Company or Union must maintain in order to support a given level of assets would reduce the amount of leverage that our capital could support and increased volatility could be problematic. Our ability to increase our level of interest earning assets or to allocate those assets in the best manner to generate interest income may be adversely affected.

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

Interstate Banking. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 authorized an adequately capitalized and managed bank holding company to acquire banks based outside its home state, generally without regard to whether the state's law would permit the acquisition, and also authorized banks to merge across state lines thereby creating interstate branches. In addition, this Act authorized banks to acquire existing interstate branches (short of merger) or to establish new interstate branches. States were given the right, exercisable before June 1, 1997, to prohibit altogether or impose certain limitations on interstate mergers and the acquisition or establishment of interstate branches. The Dodd-Frank Act removed remaining state law impediments to de novo interstate branching. Although interstate banking and branching may result in increased competitive pressures in the markets in which the Company operates, interstate branching may also present competitive opportunities for locally-owned and managed banks, such as Union, that are familiar with the local markets and that emphasize personal service and prompt, local decision-making. The ability to branch interstate has also benefited Union, as it permitted the expansion of its banking operations into New Hampshire, with the conversion of its loan production office in Littleton to a full service branch in March of 2006, the May 2011 acquisition of three New Hampshire branches, the opening of a full service branch in Lincoln in 2014, and the opening of a loan production office in North Conway, New Hampshire in 2018.

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

Bank Secrecy Act. Union is subject to federal laws establishing record keeping, customer identification and reporting requirements pertaining to large or suspicious cash transactions, purchases of other monetary instruments and the international transfer of cash or monetary instruments that may signify money laundering. Provisions designed to help combat international terrorism, were added to the Bank Secrecy Act by the 2001 USA Patriot Act. These provisions require banks to avoid establishing or maintaining correspondent accounts of foreign off-shore banks and banks in jurisdictions that have been found to fall significantly below international anti-money laundering standards. U.S. banks are also prohibited from opening correspondent accounts for off-shore shell banks, defined as banks that have no physical presence and that are not part of a regulated and recognized banking company. The USA Patriot Act requires all financial institutions to adopt an anti-money laundering program and to establish due diligence policies, procedures and controls that are reasonably designed to detect and report instances of money laundering in United States private banking accounts and correspondent accounts maintained for non-U.S. persons or their representatives. Effective May, 11, 2018, banks are required to comply with enhanced customer due diligence regulations requiring collection of information on beneficial owners and control persons of legal entity customers.

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

Taxing Authorities. The Company and Union are subject to income taxes at the Federal level and are individually subject to state taxation based on the laws of each state in which they operate. The Company and Union file a consolidated federal tax return with a calendar year end. The Company and Union have filed separate tax returns for each state jurisdiction affected for 2017 and will do the same for 2018. No tax return is currently being examined or audited by any taxing authority that the Company is aware of. The taxing authorities also regulate the information reporting requirements that Union is subject to which continue to increase and require resources to comply with.

Available Information
The Company files annual, quarterly, and current reports, proxy statements, and other documents with the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”). These reports, proxy statements, and other documents are available to the public on the internet website maintained by the SEC at www.sec.gov.

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

The Company will also provide copies of its 2018 Annual Report on Form 10-K, free of charge, upon written request to its Treasurer at the Company's main address, PO Box 667, Morrisville, VT 05661-0667. Shareholder meeting materials for our 2019 Annual Meeting are available at www.materials.proxyvote.com/905400 no later than the date on which they are mailed to shareholders.

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
At December 31, 2018, approximately 50% of our loan portfolio was comprised of commercial and commercial real estate loans. In general, commercial and commercial real estate loans have historically posed greater credit risks than owner occupied residential mortgage loans.  The repayment of commercial real estate loans depends on the business and financial condition of borrowers. Economic events and changes in government regulations, which we and our borrowers cannot control or reliably predict, could have an adverse impact on the cash flows generated by the businesses and properties securing our commercial and commercial real estate loans and on the values of the collateral securing those loans. Repayment of commercial loans depends substantially on the borrowers’ underlying business, financial condition and cash flows.  Commercial loans are generally collateralized by equipment, inventory, accounts receivable and other fixed assets.  Compared to real estate, that type of collateral is more difficult to monitor, its value is harder to ascertain, it may depreciate more rapidly and it may not be as readily saleable if repossessed.

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

Our cost of funds for banking operations may increase as a result of loss of deposits or a change in deposit mix.
Deposits are a low cost and stable source of funding. We compete with banks and other financial institutions for deposits. Funding costs may increase if we lose deposits and are forced to replace them with more expensive sources of funding, if clients shift their deposits into higher cost products or if we need to raise interest rates to avoid losing deposits. Higher funding costs reduce our net interest margin, net interest income and net income.

Wholesale funding sources may prove insufficient to replace deposits at maturity and support our operations and future growth.
We and our bank subsidiary must maintain sufficient funds to respond to the needs of depositors and borrowers. To manage liquidity, we draw upon a number of funding sources in addition to core deposit growth and repayments and maturities of loans and investments. These sources include Federal Home Loan Bank advances, proceeds from the sale of investments and loans, and liquidity resources at the holding company. Our ability to manage liquidity will be severely constrained if we are unable to maintain access to funding or if adequate financing is not available to accommodate future growth at acceptable costs. In addition, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, operating margins and profitability would be adversely affected. Turbulence in the capital and credit markets may adversely affect our liquidity and financial condition and the willingness of certain counterparties and customers to do business with us.

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

If we do not maintain net income growth, the market price of our common stock could be adversely affected.
Our return on stockholders’ equity and other measures of profitability, which affect the market price of our common stock, depend in part on our continued growth and expansion. Our growth strategy has two principal components: internal growth and external growth. Our ability to generate internal growth is affected by the competitive factors described below as well as by the primarily rural characteristics and related demographic features of the markets we serve. Our ability to continue to identify and invest in suitable acquisition candidates on acceptable terms is an important component of our external growth strategy. In pursuing acquisition opportunities, we may be in competition with other companies having similar growth strategies. As a result, we may not be able to identify or acquire promising acquisition candidates on acceptable terms. Competition for these acquisitions could result in increased acquisition prices and a diminished pool of acquisition opportunities. An inability to find suitable acquisition candidates at reasonable prices could slow our growth rate and have a negative effect on the market price of our common stock.

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

We must adapt to information technology changes in the financial services industry, which could present operational issues, require significant capital spending, or impact our reputation.
The financial services industry is constantly undergoing technological changes, with frequent introductions of new technology-driven products and services. We invest significant resources in information technology system enhancements in order to provide functionality and security at an appropriate level. The effective use of technology increases efficiency and enables financial institutions to better serve customers and reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully implement and integrate future system enhancements could adversely impact the ability to provide timely and accurate financial information in compliance with legal and regulatory requirements, which could result in sanctions from regulatory authorities. Such sanctions could include fines and suspension of trading in our stock, among others. In addition, future system enhancements could have higher than expected costs and/or result in operating inefficiencies, which could increase the costs associated with the implementation as well as ongoing operations.

Failure to properly utilize system enhancements that are implemented in the future could result in impairment charges that adversely impact our financial condition and results of operations and could result in significant costs to remediate or replace the defective components. In addition, we may incur significant training, licensing, maintenance, consulting and amortization expenses during and after systems implementations, and any such costs may continue for an extended period of time.

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

Our stockholders may not receive dividends on our common stock.
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
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the FASB changes the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to anticipate and implement and can materially impact how we record and report our financial condition and results of operations. For example, the FASB’s current financial instruments project will significantly change the way loan loss provisions are determined from an incurred loss model to an expected loss model.

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
When we acquire a business, a portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired determines the amount of the purchase price that is allocated to goodwill acquired. At December 31, 2018, our goodwill and other identifiable intangible assets were approximately $2.6 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired, we would be required to write down the value of these assets to fair value. We conduct an annual review, or more frequently if events or circumstances warrant such, to determine whether goodwill is impaired. We recently completed our goodwill impairment analysis as of December 31, 2018 and concluded goodwill was not impaired. We conduct a review of our other intangible assets for impairment should events or circumstances warrant such. We cannot provide assurance that we will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on our shareholders’ equity and financial results and may cause a decline in our stock price.
Item 1B. Unresolved Staff Comments
None
Item 2. Properties
As of December 31, 2018, Union operated 13 community banking locations in Lamoille, Caledonia, Franklin and Washington counties of Vermont, five in Grafton and Coos counties of New Hampshire and loan centers in South Burlington, Vermont and North Conway, New Hampshire. In addition as of such date, Union also operated several ATMs in northern Vermont and New Hampshire. Union owns, free of encumbrances, fifteen of its branch locations and its headquarters and leases three branch locations, all loan center locations and certain ATM premises from third parties under terms and conditions considered by management to be favorable to Union. Union also owns or leases certain properties contiguous to its branch locations for staff and customer parking convenience.
Additional information relating to the Company's properties as of December 31, 2018, is set forth in Note 8 to the consolidated financial statements contained in Part II, Item 8 of this report.
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
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading Market for Common Stock
The common stock of the Company is traded on the NASDAQ Global Select Market under the trading symbol "UNB."

On March 11, 2019, there were 4,467,614 shares of common stock outstanding held by 506 stockholders of record. The number of stockholders does not reflect the number of beneficial owners, including persons or entities who may hold the stock in nominee or “street name.”
Repurchase of Common Stock
The following table summarizes repurchases of the Company's equity securities during the quarter ended December 31, 2018:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Program (1)
October 2018	—	—	—	2,500
November 2018	—	—	—	2,500
December 2018	2,149	$48.28	2,149	—
__________________

(1)
All repurchases shown in the table were made pursuant to a discretionary stock repurchase program under which the Company may repurchase up to 2,500 shares of its common stock each calendar quarter, in open market or privately negotiated transactions. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The program was initially authorized in 2010 and was reauthorized most recently in December 2018. The program will expire on December 31, 2019, unless reauthorized.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding equity securities authorized for issuance under the Company's equity compensation plans is included in Part III, Item 12 of this report under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, and is incorporated herein by reference.

Five Year Performance Graph: The following graph illustrates the annual percentage change in the cumulative total shareholder return of the Company's common stock for the period December 31, 2013 through December 31, 2018. For purposes of comparison, the graph illustrates comparable shareholder returns of the SNL Bank $500M-$1B Index and the NASDAQ Composite Index. The graph assumes a $100 investment on December 31, 2013 in each case and measures the amount by which the market value, assuming reinvestment of dividends, has changed during the five year period ended December 31, 2018.

	Period Ended
Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Union Bankshares, Inc.	100.00	107.72	131.81	222.52	266.10	245.71
NASDAQ Composite	100.00	114.75	122.74	133.62	173.22	168.30
SNL Bank $500M-$1B	100.00	109.71	123.83	167.20	203.98	196.88

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

Item 6. Selected Financial Data
The selected financial data presented in the table below depicts several measurements of performance or financial condition over a period of time. The following information should be read in conjunction with the consolidated financial statements and related notes and with other financial data in Part II, Item 8 of this Annual Report.

	At or For The Years Ended December 31,
	2018	2017	2016	2015	2014
Financial Condition Data:	(Dollars in thousands, except per share data)
Investment securities	$73,405	$66,439	$66,555	$59,327	$52,964
Loans and loans held for sale	645,360	594,562	541,093	506,141	490,721
Allowance for loan losses	5,739	5,408	5,247	5,201	4,694
Total assets	805,337	745,831	691,381	628,879	624,063
Deposits	706,770	647,574	597,660	560,408	552,064
Borrowed funds	27,821	31,581	31,595	9,564	15,118
Stockholders' equity	64,491	58,661	56,279	53,568	51,434
Operating Data:
Interest and dividend income	$32,180	$29,017	$26,836	$25,144	$24,852
Interest expense	3,581	2,255	2,061	2,025	2,155
Net interest income	28,599	26,762	24,775	23,119	22,697
Provision for loan losses	450	200	150	550	345
Net interest income after provision for loan losses	28,149	26,562	24,625	22,569	22,352
Noninterest income	9,473	9,395	10,140	9,792	8,909
Noninterest expenses	29,363	23,905	23,656	21,820	20,794
Income before provision for income taxes	8,259	12,052	11,109	10,541	10,467
Provision for income taxes	1,187	3,603	2,598	2,663	2,773
Net income	$7,072	$8,449	$8,511	$7,878	$7,694
Ratios:
Return on average assets	0.94%	1.21%	1.30%	1.27%	1.30%
Return on average equity	11.80%	14.53%	15.25%	14.80%	14.88%
Net interest margin (1)	4.08%	4.22%	4.17%	4.10%	4.17%
Efficiency ratio (2)	76.22%	64.52%	67.97%	66.25%	67.40%
Net interest spread (3)	3.95%	4.13%	4.09%	4.02%	4.08%
Total loans to deposits ratio	91.31%	91.81%	90.54%	90.32%	88.89%
Net loan charge-offs to average loans not held for sale	0.02%	0.01%	0.02%	0.01%	0.06%
Allowance for loan losses to loans not held for sale (4)	0.89%	0.92%	0.98%	1.04%	0.98%
Nonperforming assets to total assets (5)	0.24%	0.23%	0.63%	0.53%	0.78%
Equity to assets	8.01%	7.87%	8.14%	8.52%	8.24%
Total capital to risk weighted assets (6)	12.86%	13.66%	13.32%	13.42%	13.60%
Per common share data:
Book value per common share	$14.44	$13.14	$12.61	$12.02	$11.54
Earnings per common share	$1.58	$1.89	$1.91	$1.77	$1.73
Dividends paid per common share	$1.20	$1.16	$1.11	$1.08	$1.04
Dividend payout ratio (7)	75.95%	61.38%	58.12%	61.02%	60.12%
____________________

(1)	The ratio of tax equivalent net interest income to average earning assets. See page 27 in Part II, Item 7 of this Annual Report for more information.

(2)	The ratio of noninterest expense to tax equivalent net interest income and noninterest income, excluding securities gains (losses).

(3)	The difference between the average rate earned on earning assets and the average rate paid on interest bearing liabilities. See page 27 in Part II, Item 7 of this Annual Report for more information.

(4)
Calculation includes the net carrying amount of acquired loans recorded at fair value from the 2011 Branch Acquisition as of December 31, 2014 ($9.1 million). Excluding such loans, the ALL to loans not purchased and not held for sale was 1.00% at December 31, 2014. The acquired loan portfolios were transferred to the Company's existing loan portfolios during the fourth quarter of 2015.

(5)	Nonperforming assets are loans or investment securities that are in nonaccrual or 90 or more days past due as well as OREO or OAO.

(6)	The December 31, 2014 ratios are calculated under the rules in effect prior to the Basel III capital rules, which became effective for the Company and Union on January 1, 2015.

(7)	Cash dividends declared and paid per common share divided by consolidated net income per share.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
GENERAL
The following discussion and analysis by management focuses on those factors that, in management's view, had a material effect on the consolidated financial position of Union Bankshares, Inc. ("the Company," "our," "we," "us") and its subsidiary, Union Bank ("Union"), as of December 31, 2018 and 2017, and its results of operations for the years ended December 31, 2018, 2017 and 2016. This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data contained in Item 8, Part II of this Annual Report. The purpose of this presentation is to enhance overall financial disclosures and to provide information about historical financial performance and developing trends as a means to assess to what extent past performance can be used to evaluate the prospects for future performance. Management is not aware of the occurrence of any events after December 31, 2018 which would materially affect the information presented.
CERTAIN DEFINITIONS
Capitalized terms used in the following discussion and not otherwise defined below have the meanings assigned to them in Note 1 to the Company's audited consolidated financial statements contained in Part II, item 8, page 53 of this Annual Report.
NON-GAAP FINANCIAL MEASURES
The following discussion contains certain non-GAAP financial measures in addition to results presented in accordance with GAAP. These non-GAAP measures are intended to provide the reader with additional supplemental perspectives on operating results, performance trends, and financial condition. Non-GAAP financial measures are not a substitute for GAAP measures; they should be read and used in conjunction with the Company’s GAAP financial information. The Company’s non-GAAP measures may not be comparable to similar non-GAAP information which may be presented by other companies. In all cases, it should be understood that non-GAAP operating measures do not depict amounts that accrue directly to the benefit of shareholders. An item that management excludes when computing non-GAAP adjusted earnings can be of substantial importance to the Company’s results and condition for any particular year. A reconciliation of non-GAAP financial measures to GAAP measures is provided below.
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

The discussion below includes references to the Company's net income and earnings per share for the year ended December 31, 2018 before deduction of expenses related to termination of Union's Defined Benefit Pension Plan. In management's view, that information, which is considered non-GAAP information, may be useful to investors as it will improve comparability of core operations year over year and in future periods. The non-GAAP net income amount and EPS reflect adjustments of the non-recurring charges associated with termination of the Company’s defined benefit pension plan, net of tax effect. A reconciliation of the non-GAAP information to GAAP net income and EPS is provided below.

Non-GAAP Reconciliation - Net Income Before Pension Expense (Unaudited)

	Year Ended December 31, 2018	Earnings Per Common Share (1)
	(Dollars in thousands, except per share data)
Net income - GAAP	$7,072	$1.58
Pension expense	4,631
Income tax benefit	(900)
Net income before pension expense - Non-GAAP	$10,803	$2.42
____________________

(1)
Basic earnings per share were computed based on the weighted average number of shares outstanding during the year (4,465,675 shares). The assumed exercise of outstanding stock options and vesting of restricted stock units do not result in material dilution and were excluded from the calculation.

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
Other than temporary impairment of securities
The OTTI decision is a critical accounting policy for the Company. Accounting guidance requires a company to perform periodic reviews of individual securities in its investment portfolio to determine whether a decline in the value of a security is OTT. A review of OTTI requires management to make certain judgments regarding the cause and materiality of the decline, its effect on the financial statements and the probability, extent and timing of a valuation recovery, the Company's intent and ability to continue to hold the security, and, with respect to debt securities, the likelihood that the Company will have to sell the security before its value recovers. Pursuant to these requirements, management assesses valuation declines to determine the extent to which such changes are attributable to (1) fundamental factors specific to the issuer, such as the nature of the issuer and its financial condition, business prospects or other factors or (2) market-related factors, such as interest rates or equity market declines. Declines in the fair value of securities below their costs that are deemed by management to be OTT are (1) if equity securities, recorded in earnings as realized losses and (2) if debt securities, recorded in earnings as realized losses to the extent they are deemed credit losses, with noncredit losses recorded in OCI (loss). Once an OTT loss on a debt security is realized, subsequent gains in the value of the security may not be recognized in income until the security is sold.
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
Pension liabilities
In 2017, the Company's Board of Directors voted to terminate Union Bank’s Defined Benefit Pension Plan, which had been frozen in 2012 to new participants and the accrual of additional retirement benefits for existing participants. The liabilities under the Plan were settled by the Company during 2018 by offering participants the option to receive an annuity purchased from an insurance carrier, a lump-sum cash payment, or a direct rollover into a qualifying retirement plan. A cash contribution of $850 thousand was made to the plan during 2018 to cover the lump-sum payments and annuity purchases. The transfer of all liabilities and administrative responsibilities under the Plan was completed by December 31, 2018, and as a result the Company will not have any defined benefit pension plan obligations and thus no periodic pension expense in future periods related to the Plan.
The Company's defined benefit pension obligation and net periodic benefit costs were actuarially determined based on the following assumptions: discount rate, current and expected future return on plan assets, anticipated mortality rates, and Consumer Price Index rate. The determination of the defined benefit pension obligation and net periodic benefit cost is a critical accounting estimate as it requires the use of estimates and judgments related to the amount and timing of expected future cash outflows for benefit payments and cash inflows for maturities and returns on plan assets as well as Company contributions. Changes in estimates, assumptions and actual results could have a material impact on the Company's reported financial condition and/or results of operations for 2018 and prior periods.
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
OVERVIEW
On October 18, 2017, the Company's Board of Directors voted to terminate Union’s Defined Benefit Pension Plan. The settlement of all assets and liabilities under the Plan was completed by December 31, 2018. During 2018, participants were provided distribution options to either purchase an annuity, take a lump-sum cash payment, or do a direct rollover into a qualifying retirement plan. Net periodic pension expense for 2018 includes a settlement loss in the amount of $4.0 million, resulting in total pension expense of $4.6 million. This expense was partially offset by a reduction in the provision for income taxes of $900 thousand as a result of the settlement of the Plan assets and liabilities. Although termination of the Plan had a significant adverse impact on 2018 net income, in future periods the Company will no longer have any remaining defined benefit pension plan obligations and thus no periodic pension expense related to the Plan.
The Company's net income was $7.1 million, or $1.58 per share, for 2018 compared to $8.4 million for 2017, or $1.89 per share, a decrease of $1.4 million, or 16.3%. These results reflected the effect of an increase in net interest income of $1.8 million or 6.9%, an increase in noninterest income of $78 thousand, or 0.8%, a decrease in the provision for income taxes of $2.4 million, or 67.1%, offset by an increase in the provision for loan losses of $250 thousand, or 125.0%, and an increase in noninterest expenses of $5.5 million, or 22.8%.
Excluding the one-time charges of $3.7 million (net of tax effect) related to the settlement of the Plan, the Company would have reported net income of $10.8 million, or $2.42 per share, for the twelve months ended December 31, 2018. (Please refer to the discussion under "Non-GAAP Financial Measures" above, including the reconciliation to GAAP net income.)
As of December 31, 2018, the Company had total consolidated assets of $805.3 million, an increase of 8.0% compared to December 31, 2017. The growth year over year is attributable to strong loan demand, funded with customer deposits, low rate funding options from the FHLB, and purchased deposits.
Net loans and loans held for sale increased $50.6 million or 8.6%, to $640.6 million, or 79.5% of total assets, at December 31, 2018, compared to $589.9 million, or 79.1% of total assets, at December 31, 2017. The Company experienced growth in all loan classes except consumer loans which remained flat year over year.
The Company's primary source of funding, customer deposits, increased $59.2 million, or 9.1%, to reach $706.8 million at December 31, 2018. During 2018, management successfully focused on growing deposits by expanding its products and services to meet the needs of customers. This organic growth was supplemented by the use of purchased deposits.

The Company's total capital increased from $58.7 million at December 31, 2017 to $64.5 million at December 31, 2018. This increase reflects net income of $7.1 million for 2018, less regular cash dividends paid of $5.4 million, and a $4.1 million increase in accumulated other comprehensive income resulting primarily from the settlement of the pension plan. (See Capital Resources on page 43.)
RESULTS OF OPERATIONS
For the year ended December 31, 2018, we reported net income of $7.1 million compared to $8.4 million for the year ended December 31, 2017 and $8.5 million for the year ended December 31, 2016. The primary components of these results, which include net interest income, provision for loan losses, noninterest income, noninterest expenses, and provision for income taxes, are discussed below:
Net Interest Income. The largest component of the Company’s operating income is net interest income, which is the difference between interest and dividend income received from interest earning assets and the interest paid on interest bearing liabilities. Net interest income is affected by various factors, including but not limited to: changes in interest rates, loan and deposit pricing strategies, the volume and mix of interest earning assets and interest bearing liabilities, and the level of nonperforming assets. The net interest margin is calculated as net interest income on a fully tax equivalent basis as a percentage of average interest earning assets. The net interest margin for the years ended December 31, 2018, 2017 and 2016 was 4.08%, 4.22%, and 4.17%, respectively.
2018 compared with 2017. Net interest income was $28.6 million on a fully tax equivalent basis for 2018, compared to $26.8 million for 2017, an increase of $1.8 million, or 6.9%. The increase in net interest income is reflective of growth in average earning assets of $56.6 million, or 8.6% during 2018 and a two bp increase in the average yield on average earning assets. These increases were partially offset by an increase of $45.3 million, or 8.7% in average interest bearing liabilities and a 20 bp increase in average rates paid on interest bearing liabilities. As illustrated in the Rate/Volume Analysis in the following pages, the increase in volume of average loan balances of $55.7 million, or 9.9%, compared to 2017 was the primary driver of the increase in interest income. Conversely, the increase in rates paid on customer deposit balances was the primary driver of the increase in interest expense. As a result, the net interest margin decreased 14 bp to 4.08% in 2018 compared to 4.22% in 2017.
The average cost of funding, which is tied primarily to our customer deposits, increased 20 bp to 0.63% for the year ended December 31, 2018, compared to 0.43% for the year ended December 31, 2017. During 2018, Union's municipal and commercial customers continued to utilize the Insured Cash Sweep account, a fully FDIC insured money market account through Promontory, contributing to the $24.4 million, or 10.44%, increase in average balances in savings and money market accounts. Average time deposits increased $13.7 million, or 13.30% during 2018 due to deposit accounts opened at the new Berlin, Vermont branch opened mid-year, as well as the utilization of purchased CDARs funds to supplement liquidity. Additionally, the average rate paid on savings and money market accounts increased 18 bps to 0.55% for the year ended December 31, 2018, compared to 0.37% for the year ended December 31, 2017 and the average rate paid on time deposits increased 35 bps to 1.04% for the year ended December 31, 2018, compared to 0.69% for the year ended December 31, 2017. The average balance of borrowed funds increased $7.4 million, or 21.01%, for the year ended December 31, 2018. The additional borrowed funds were utilized to supplement Union's liquidity, resulting in an increase in the average rate paid by 29 bps, to 1.65% for the year ended December 31, 2018, compared to 1.36% for the year ended December 31, 2017. See the following tables for details.
2017 compared with 2016. Net interest income was $26.8 million on a fully tax equivalent basis for 2017, compared to $24.8 million for 2016, an increase of $2.0 million, or 8.0%. The increase in net interest income is reflective of growth in average earning assets of $43.2 million, or 7.1% during 2017 coupled with a five bp increase in the average yield on average earning assets, partially offset by an increase of $32.3 million, or 6.6% in average interest bearing liabilities. The net interest margin increased five bp to 4.22% in 2017 compared to 4.17% in 2016. The increase in interest income was primarily driven by growth in average loans of $38.6 million, or 7.4%, compared to 2016 and to a lesser extent the increases in short term interest rates initiated by the Federal Reserve during 2017.
The average cost of funding, which is tied primarily to our customer deposits, increased one bp to 0.43% for the year ended December 31, 2017, compared to 0.42% for the year ended December 31, 2016. During 2017, Union's municipal and commercial customers continued to utilize the Insured Cash Sweep account, a fully FDIC insured money market account through Promontory, contributing to the $29.3 million, or 14.35%, increase in average balances in savings and money market accounts and a $23.2 million, or 18.40% decrease in time deposits. Additionally, the average rate paid on savings and money market accounts increased 11 bps to 0.37% for the year ended December 31, 2017, compared to 0.26% for the year ended December 31, 2016. Conversely, the average rate paid on time deposits decreased eight bps to 0.69% for the year ended December 31, 2017, compared to 0.77% for the year ended December 31, 2016. Average balances in borrowed funds increased $7.6 million, or 27.43%, for the year ended December 31, 2017. The additional borrowed funds were utilized to supplement Union's liquidity and to take advantage of lower rate borrowings, resulting in a decrease in the average rate paid by 21 bps, to 1.36% for the year ended December 31, 2017, compared to 1.57% for the year ended December 31, 2016. See the following tables for details.

The following table shows for the periods indicated the total amount of income recorded from average interest earning assets, the related average tax equivalent yields, the interest expense associated with average interest bearing liabilities, the related average rates paid, and the resulting tax equivalent net interest spread and margin:

	Years Ended December 31,
	2018			2017			2016
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$12,274	$104	0.84%	$17,700	$114	0.64%	$16,953	$51	0.30%
Interest bearing deposits in banks	9,805	207	2.11%	8,642	147	1.70%	10,816	160	1.48%
Investment securities (1), (2)	71,673	1,836	2.75%	66,925	1,678	2.96%	61,111	1,496	2.88%
Loans, net (1), (3)	615,739	29,883	4.91%	560,059	26,978	4.92%	521,435	25,056	4.91%
Nonmarketable equity securities	2,840	150	5.27%	2,423	100	4.12%	2,215	73	3.30%
Total interest earning assets (1)	712,331	32,180	4.58%	655,749	29,017	4.56%	612,530	26,836	4.51%
Cash and due from banks	4,264			4,217			4,565
Premises and equipment	15,043			13,286			13,189
Other assets	22,769			22,477			22,795
Total assets	$754,407			$695,729			$653,079
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$147,553	$233	0.16%	$147,677	$205	0.14%	$128,977	$120	0.09%
Savings/money market accounts	257,717	1,423	0.55%	233,345	856	0.37%	204,056	524	0.26%
Time deposits	116,717	1,215	1.04%	103,019	710	0.69%	126,248	978	0.77%
Borrowed funds	42,582	710	1.65%	35,190	484	1.36%	27,616	439	1.57%
Total interest bearing liabilities	564,569	3,581	0.63%	519,231	2,255	0.43%	486,897	2,061	0.42%
Noninterest bearing deposits	121,902			112,914			105,596
Other liabilities	7,986			5,446			4,761
Total liabilities	694,457			637,591			597,254
Stockholders' equity	59,950			58,138			55,825
Total liabilities and stockholders’ equity	$754,407			$695,729			$653,079
Net interest income		$28,599			$26,762			$24,775
Net interest spread (1)			3.95%			4.13%			4.09%
Net interest margin (1)			4.08%			4.22%			4.17%
____________________

(1)	Average yields reported on a tax equivalent basis using a marginal tax rate of 21% and 34% for the years ended December 31, 2018 and 2017, respectively.

(2)	Average balances of investment securities are calculated on the amortized cost basis and include nonaccrual securities, if applicable.

(3)	Includes loans held for sale as well as nonaccrual loans, unamortized costs and premiums and is net of the ALL.

Tax exempt interest income amounted to $2.0 million, $1.9 million and $1.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. The following table presents the effect of tax exempt income on the calculation of net interest income, using a marginal tax rate of 21% for the year ended December 31, 2018 and 34% for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Net interest income as presented	$28,599	$26,762	$24,775
Effect of tax-exempt interest
Investment securities	136	306	265
Loans	328	605	524
Net interest income, tax equivalent	$29,063	$27,673	$25,564

Rate/Volume Analysis. The following table describes the extent to which changes in average interest rates (on a fully tax equivalent basis) and changes in volume of average interest earning assets and interest bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to:

•	changes in volume (change in volume multiplied by prior rate);

•	changes in rate (change in rate multiplied by prior volume); and

•	total change in rate and volume.

Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Year Ended December 31, 2018 Compared to Year Ended December 31, 2017 Increase/(Decrease) Due to Change In			Year Ended December 31, 2017 Compared to Year Ended December 31, 2016 Increase/(Decrease) Due to Change In
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$(40)	$30	$(10)	$2	$61	$63
Interest bearing deposits in banks	22	38	60	(35)	22	(13)
Investment securities	223	(65)	158	151	31	182
Loans, net	3,008	(103)	2,905	1,860	62	1,922
Nonmarketable equity securities	19	31	50	8	19	27
Total interest earning assets	$3,232	$(69)	$3,163	$1,986	$195	$2,181
Interest bearing liabilities:
Interest bearing checking accounts	$—	$28	$28	$19	$66	$85
Savings/money market accounts	97	470	567	83	249	332
Time deposits	104	401	505	(168)	(100)	(268)
Borrowed funds	112	114	226	107	(62)	45
Total interest bearing liabilities	$313	$1,013	$1,326	$41	$153	$194
Net change in net interest income	$2,919	$(1,082)	$1,837	$1,945	$42	$1,987

Provision for Loan Losses. The provision for loan losses was $450 thousand, $200 thousand, and $150 thousand for the years ended December 31, 2018, 2017 and 2016, respectively. The provision for 2018 was deemed appropriate by management based on the size and mix of the loan portfolio, the level of nonperforming loans, the results of the qualitative factor review and the outlook for future economic conditions. For further details, see FINANCIAL CONDITION Asset Quality and Allowance for Loan Losses below.

Noninterest Income. The following table sets forth the components of noninterest income for the years ended December 31, 2018, 2017 and 2016:

	For The Years Ended December 31,
			Variance from 2018 to 2017			Variance from 2017 to 2016
	2018	2017	$	%	2016	$	%
	(Dollars in thousands)
Trust income	$751	$739	$12	1.6	$737	$2	0.3
Service fees	6,151	5,951	200	3.4	5,871	80	1.4
Net gains on sales of loans held for sale	1,847	2,303	(456)	(19.8)	2,898	(595)	(20.5)
Income from Company-owned life insurance	488	244	244	100.0	339	(95)	(28.0)
Other income	226	141	85	60.3	224	(83)	(37.1)
Subtotal	9,463	9,378	85	0.9	10,069	(691)	(6.9)
Net gains on sales of investment securities AFS	10	17	(7)	(41.2)	71	(54)	(76.1)
Total noninterest income	$9,473	$9,395	$78	0.8	$10,140	$(745)	(7.3)
The significant changes in noninterest income for the year ended December 31, 2018 compared to the year ended December 31, 2017 are described below:

•
Service fees. There was a $200 thousand increase in service fees for 2018 compared to 2017. Loan servicing fees increased $116 thousand due to the increase in our serviced loan portfolio from $499.2 million at December 31, 2017 to $534.2 million at December 31, 2018, or an increase of 7.0%. Additionally, increases of $66 thousand in ATM network income, $51 thousand in credit card income, and $20 thousand in merchant program income, were partially offset by a decrease of $42 thousand in service charge income on deposit accounts for the comparison periods.

•
Net gains on sales of loans held for sale. Continuing the Company's strategy to mitigate long-term interest rate risk, residential and commercial loans totaling $116.7 million were sold to the secondary market during 2018, versus residential and commercial loan sales of $122.2 million during 2017. The decline in net gains on sales of real estate loans is due to a combination of lower volumes of loans sold and lower average premiums on sold loans for the comparison periods.

•
Income from Company-owned life insurance. Proceeds from the death benefit on an insurance policy on the life of a former director resulted in $252 thousand of additional income during the first quarter of 2018. The death benefit was partially offset by lower yields on existing policies.

•
Other income. Other income increased $85 thousand for 2018 compared to 2017 The increase between the comparison periods is due primarily to the gain on the sale of a bank owned branch building of $191 thousand during the first quarter of 2018, partially offset by a loss of $24 thousand on the disposal of fixed assets no longer in service, and a decrease in income from MSR, net of amortization of $76 thousand for the comparison periods. The decrease in MSR income is due to lower volumes of loans sold in 2018.

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

Noninterest Expense. The following table sets forth the components of noninterest expenses for the years ended December 31, 2018, 2017 and 2016:

	For The Years Ended December 31,
			Variance from 2018 to 2017			Variance from 2017 to 2016
	2018	2017	$	%	2016	$	%
	(Dollars in thousands)
Salaries and wages	$10,748	$10,257	$491	4.8	$10,203	$54	0.5
Pension expense (benefit)	4,631	(81)	4,712	(5,817.3)	(170)	89	(52.4)
Employee benefits	3,653	3,789	(136)	(3.6)	3,695	94	2.5
Occupancy expense, net	1,447	1,415	32	2.3	1,263	152	12.0
Equipment expense	2,134	2,208	(74)	(3.4)	2,115	93	4.4
ATM and debit card expense	690	698	(8)	(1.1)	639	59	9.2
Electronic banking expenses	263	126	137	108.7	107	19	17.8
Other loan related expenses	249	192	57	29.7	225	(33)	(14.7)
Vermont franchise tax	620	582	38	6.5	555	27	4.9
FDIC insurance assessment	350	337	13	3.9	307	30	9.8
Trust expenses	347	362	(15)	(4.1)	409	(47)	(11.5)
Professional fees	625	573	52	9.1	731	(158)	(21.6)
Director and advisory board fees	450	405	45	11.1	368	37	10.1
Other expenses	3,156	3,042	114	3.7	3,209	(167)	(5.2)
Total noninterest expense	$29,363	$23,905	$5,458	22.8	$23,656	$249	1.1
The significant changes in noninterest expense for the year ended December 31, 2018 compared to the year ended December 31, 2017 are described below:

•
Salaries and wages. The $491 thousand increase in salaries and wages is primarily due to normal salary increases as well as an increase in the number of full time equivalent employees from 190 for the majority of 2017 to 195 as of December 31, 2018.

•
Pension expense (benefit). With the termination of Union Bank’s Defined Benefit Pension Plan, the settlement of all assets and liabilities under the Plan was completed by December 31, 2018. Net periodic pension expense for 2018 includes a settlement loss in the amount of $4.0 million, resulting in total pension expense of $4.6 million.

•
Employee benefits. The decrease in employee benefits is primarily the result of a $242 thousand medical plan credit received in 2018 due to favorable claims experience in 2017. A similar experience-based credit received in 2017 was $130 thousand.

•
Occupancy expense, net. The Company incurred an increase of $32 thousand in net occupancy expenses during the comparison period due to increases of $46 thousand in depreciation expense and $20 thousand in utilities, partially offset by a reduction of $45 in repairs and maintenance costs.

•
Equipment expense. The decrease in equipment expenses during the comparison period is primarily due to the reduction of $53 thousand in depreciation expense and a decrease of $24 thousand in equipment service contracts.

•
Electronic banking expenses. During the first quarter of 2018, Union changed its service provider for its internet and mobile banking product. The new system was selected to provide a more robust product to Union's customers that includes additional functionality. The utilization of the product resulted in an increase in electronic banking expenses.

•
Other loan related expenses. There was an increase in the underlying fees related to processing and servicing loans and loan applications in 2018, such as loan closing costs paid by Union, the implementation of a tax tracking service and an increase in the cost of credit report fees.

•	Vermont franchise taxes. The overall increase in deposit accounts during 2018 resulted in an increase in Vermont franchise tax expense.

•
Professional fees. During 2018, additional consultants were engaged to assist with internal audits, compensation and benefit analysis, and other advisory services that were not utilized in 2017 resulting in a $51 thousand increase during the comparison periods. Also, legal fees incurred for loan and real estate transactions as well as other corporate matters increased $28 thousand.

•	Director and advisory board fees. The increase in fees is attributable to a 3% increase in annual directors fees and the addition of a member to Union's board of directors during 2018.

The significant changes in noninterest expense for the year ended December 31, 2017 compared to the year ended December 31, 2016 are described below:

•	Pension expense (benefit). The actuarial calculation for the fiscal year ended December 31, 2017 decreased the pension benefit by $89 thousand compared to December 31, 2016.

•
Employee benefits. The cost of the Company's medical and dental plans increased $193 thousand, due to increases in premium rates and higher dental claims. The increase in premium rates was partially offset by a $130 thousand medical plan credit due to favorable claims experience in 2016.

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

Provision for Income Taxes. The Company has provided for current and deferred federal income taxes for the current and all prior periods presented. The Company's net provision for income taxes was $1.2 million for 2018, $3.6 million for 2017, and $2.6 million for 2016. The Company’s effective tax rate for 2018 decreased to 14.4% compared to 29.9% for 2017 and 23.4% for 2016.
The reduction in the Company's effective tax rate for 2018 was primarily due to a decrease in the corporate income tax rate from 34% to 21% as a result of the 2017 Tax Act.
The increase in the Company's effective tax rate for 2017 was the result of a one-time charge to earnings of $447 thousand for the revaluation of the Company's deferred tax assets as permitted by the 2017 Tax Act.
The Company reduced the provision for current federal income taxes by $65 thousand for 2018, $33 thousand for 2017, and $316 thousand for 2016 from benefits from its investments in affordable housing projects. See Note 10 to the Company's consolidated financial statements.

FINANCIAL CONDITION
At December 31, 2018, the Company had total consolidated assets of $805.3 million, including gross loans and loans held for sale (total loans) of $645.4 million, deposits of $706.8 million and stockholders' equity of $64.5 million. The Company’s total assets increased $59.5 million, or 8.0%, from $745.8 million at December 31, 2017.

Net loans and loans held for sale increased $50.6 million, or 8.6%, to $640.6 million, or 79.5% of total assets, at December 31, 2018, compared to $589.9 million, or 79.1% of total assets, at December 31, 2017. (See Loan Portfolio below.)

Total deposits increased $59.2 million, or 9.1% to $706.8 million at December 31, 2018, from $647.6 million at December 31, 2017. There were increases in time deposits of $27.9 million, or 27.6%, interest bearing deposits of $26.1 million, or 6.2%, and noninterest bearing deposits of $5.1 million, or 4.0%. (See average balances and rates in the Yields Earned and Rates Paid table on page 27.)

Total borrowed funds decreased $3.8 million, or 11.9%, from $31.6 million at December 31, 2017 to $27.8 million at December 31, 2018. There were decreases in FHLB advances of $2.8 million and in customer overnight collateralized repurchase sweeps of $995 thousand between December 31, 2017 and December 31, 2018. (See Borrowings on page 40.)

Total stockholders’ equity increased $5.8 million, or 9.9%, from $58.7 million at December 31, 2017 to $64.5 million at December 31, 2018. (See Capital Resources on page 43.)

Loan Portfolio. The Company's gross loan portfolio (including loans held for sale) increased $50.8 million, or 8.5%, to $645.4 million, representing 80.1% of assets at December 31, 2018, from $594.6 million, representing 79.7% of assets at December 31, 2017. The Company's loans consist primarily of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Real estate secured loans represented $522.0 million, or 80.9%, of total loans at December 31, 2018 compared to $484.2 million, or 81.4%, of total loans at December 31, 2017. Although competition for good loans is strong, especially in the commercial sector, the Company has been able to originate loans to both current and new customers while maintaining credit quality. Other than the increase in the municipal portfolio reflecting the successful bid season for municipal lending opportunities, the composition of the Company's loan portfolio remained relatively unchanged from December 31, 2017. There was no material change in the Company's lending programs or terms during 2018.

The composition of the Company's loan portfolio at year-end for each of the last five years was as follows:

	2018		2017		2016		2015		2014
	$	%	$	%	$	%	$	%	$	%
	(Dollars in thousands)
Residential real estate	$187,320	29.0	$178,999	30.1	$172,727	31.9	$165,396	32.7	$165,475	33.7
Construction real estate	55,322	8.6	42,935	7.2	34,189	6.3	42,889	8.5	37,258	7.6
Commercial real estate	276,500	42.8	254,291	42.8	249,063	46.0	230,442	45.5	211,710	43.1
Commercial	47,228	7.3	50,719	8.5	41,999	7.8	21,397	4.2	20,620	4.2
Consumer	3,241	0.5	3,894	0.7	3,962	0.7	3,963	0.8	4,435	0.9
Municipal	72,850	11.3	55,777	9.4	31,350	5.8	36,419	7.2	40,480	8.3
Loans held for sale	2,899	0.5	7,947	1.3	7,803	1.5	5,635	1.1	10,743	2.2
Total loans	$645,360	100.0	$594,562	100.0	$541,093	100.0	$506,141	100.0	$490,721	100.0

The Company originates and sells qualified residential mortgage loans in various secondary market avenues, with a majority of sales made to the FHLMC/Freddie Mac. At December 31, 2018, the Company serviced a $709.7 million residential real estate mortgage portfolio, of which $2.9 million was held for sale and approximately $519.5 million was serviced for unaffiliated third parties. This compares to a residential real estate mortgage serviced portfolio of $670.8 million at December 31, 2017, of which $7.9 million was held for sale and approximately $483.8 million was serviced for unaffiliated third parties. Loans held for sale are accounted for at the lower of cost or fair value and are reviewed by management at least quarterly based on current market pricing.

The Company sold $116.7 million of qualified residential real estate loans originated during 2018 to the secondary market to mitigate long-term interest rate risk and to generate fee income, compared to sales of $122.0 million during 2017. The Company generally retains the servicing rights on sold residential mortgage loans. The Company originates and sells FHA, VA, and RD residential mortgage loans, and also has an Unconditional Direct Endorsement Approval from HUD which allows the Company to approve FHA loans originated in any of its Vermont or New Hampshire locations without needing prior HUD underwriting approval. The Company sells FHA, VA and RD loans as originated with servicing released. Some of the government backed loans qualify for zero down payments without geographic or income restrictions. These loan products increase the Company's ability to serve the borrowing needs of residents in the communities we serve, including low and moderate income borrowers, while the government guaranty mitigates our exposure to credit risk.

The Company also originates commercial real estate and commercial loans under various SBA, USDA and State sponsored programs which provide a government agency guaranty for a portion of the loan amount. There was $4.1 million and $4.6 million guaranteed under these various programs at December 31, 2018 and 2017, respectively, on aggregate balances of $5.2 million and $5.9 million in subject loans for the same time periods. The Company occasionally sells the guaranteed portion of a loan to other financial concerns and retains servicing rights, which generates fee income. There were no commercial real estate or commercial loans sold during 2018 and $226 thousand in commercial real estate and commercial loans sold during 2017. The Company recognizes gains and losses on the sale of the principal portion of these loans as they occur.

The Company serviced $14.8 million and $15.4 million of commercial and commercial real estate loans for unaffiliated third parties as of December 31, 2018 and 2017, respectively. This includes $12.8 million and $12.6 million of commercial or commercial real estate loans the Company had participated out to other financial institutions at December 31, 2018 and 2017, respectively.

These loans were participated in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.

As of December 31, 2018, total loans serviced had grown to $1.2 billion, which includes total loans on the balance sheet of $645.4 million as well as total loans sold with servicing retained of $534.2 million, compared to total loans serviced of $1.1 billion as of December 31, 2017.

The Company capitalizes MSRs for all loans sold with servicing retained and recognizes gains and losses on the sale of the principal portion of these loans as they occur. The unamortized balance of MSRs on loans sold with servicing retained was $1.7 million as of December 31, 2018 and December 31, 2017, with an estimated market value in excess of the carrying value at both year ends. Management periodically evaluates and measures the servicing assets for impairment.

The following table breaks down by classification the contractual maturities of the gross loans held in portfolio and for sale as of December 31, 2018:

	Within 1 Year	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Fixed rate
Residential real estate	$491	$2,340	$93,726	$96,557
Construction real estate	30,143	472	633	31,248
Commercial real estate	6,933	8,806	20,692	36,431
Commercial	2,239	9,522	18,294	30,055
Consumer	1,486	1,498	217	3,201
Municipal	56,282	5,247	11,321	72,850
Total fixed rate	97,574	27,885	144,883	270,342
Variable rate
Residential real estate	1,460	1,311	90,891	93,662
Construction real estate	2,254	6,108	15,712	24,074
Commercial real estate	10,303	6,886	222,880	240,069
Commercial	5,868	5,176	6,129	17,173
Consumer	40	—	—	40
Total variable rate	19,925	19,481	335,612	375,018
	$117,499	$47,366	$480,495	$645,360
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
The following table details the composition of the Company's nonperforming assets as of December 31:

	2018	2017	2016	2015	2014
	(Dollars in thousands)
Nonaccrual loans	$816	$1,191	$3,545	$2,521	$2,235
Loans past due 90 days or more and still accruing interest	1,140	494	840	836	2,344
Total nonperforming loans	1,956	1,685	4,385	3,357	4,579
OREO	—	36	—	—	297
Total nonperforming assets	$1,956	$1,721	$4,385	$3,357	$4,876

Guarantees of U.S. or state government agencies on the above nonperforming loans	$114	$131	599	$291	$259
TDR loans	$3,309	$3,252	$3,419	$2,732	$1,691
The following table shows trends of certain asset quality ratios monitored by Company's management at December 31:

	2018	2017	2016	2015	2014
Allowance for loan losses to loans not held for sale (1)	0.89%	0.92%	0.98%	1.04%	0.98%
Allowance for loan losses to nonperforming loans	293.40%	320.95%	119.66%	154.93%	102.51%
Nonperforming loans to total loans	0.30%	0.28%	0.81%	0.66%	0.93%
Nonperforming assets to total assets	0.24%	0.23%	0.63%	0.53%	0.78%
Delinquent loans (30 days to nonaccruing) to total loans	1.41%	1.05%	1.55%	1.61%	2.20%
Net charge-offs to average loans not held for sale	0.02%	0.01%	0.02%	0.01%	0.06%
____________________

(1)
Calculation includes the net carrying amount of loans recorded at fair value from the 2011 Branch Acquisition as of December 31, 2014 ($9.1 million). Excluding such loans, the ALL to loans not purchased and not held for sale was 1.00% at December 31, 2014. The acquired loan portfolios from the 2011 Branch Acquisition were transferred to the Company's existing loan portfolios during the fourth quarter of 2015.

Nonperforming loans at December 31, 2018 increased $271 thousand, or 16.1%, and increased slightly as a percentage of assets from December 31, 2017, with the ALL as a percentage of nonperforming loans decreasing from 320.95% to 293.40%. Management considers the asset quality ratios to be at favorable levels. The Company's success at keeping the ratios at favorable levels is the result of continued focus on maintaining strict underwriting standards, as well as our practice, as a community bank, of actively working with troubled borrowers to resolve the borrower's delinquency, while maintaining the safe and sound credit practices of

Union and safeguarding our strong capital position. There were three residential real estate loans totaling $255 thousand in process of foreclosure at December 31, 2018. The aggregate interest on nonaccrual loans not recognized was $1.3 million for the year ended December 31, 2018, $1.2 million for the year ended December 31, 2017 and $1.3 million for the year ended December 31, 2016.

The Company had loans rated substandard that were on a performing status totaling $2.0 million at December 31, 2018 and $3.0 million at December 31, 2017. In management's view, such loans represent a higher degree of risk of becoming nonperforming loans in the future. While still on a performing status, in accordance with the Company's credit policy, loans are internally classified when a review indicates the existence of any of the following conditions, making the likelihood of collection questionable:

•	the financial condition of the borrower is unsatisfactory;

•	repayment terms have not been met;

•	the borrower has sustained losses that are sizable, either in absolute terms or relative to net worth;

•	confidence in the borrower's ability to repay is diminished;

•	loan covenants have been violated;

•	collateral is inadequate; or

•	other unfavorable factors are present.
Although management believes that the Company's nonperforming and internally classified loans are generally well-secured and that probable credit losses inherent in the loan portfolio are provided for in the Company's ALL, there can be no assurance that future deterioration in economic conditions and/or collateral values, or changes in other relevant factors will not result in future credit losses. The Company’s management is focused on the impact that the economy may have on its borrowers and closely monitors industry and geographic concentrations for evidence of financial problems. The past two years have resulted in strong tourist visits for all seasons throughout the year, which appears to have improved the related business' financial performance. Improvement in local economic indicators have also been identified over the past two years. The unemployment rate has stabilized in Vermont and was 2.7% for December 31, 2018 compared to 2.8% for December 31, 2017. The New Hampshire unemployment rate was 2.5% for December 31, 2018 compared to 2.6% for December 31, 2017. These rates compare favorably with the nationwide rate of 3.9% and 4.1% for the comparable periods. Management will continue to monitor the national, regional and local economic environment and its impact on unemployment, business failures and real estate values in the Company’s market area.
On occasion, the Company acquires residential or commercial real estate properties through or in lieu of loan foreclosure. These properties are held for sale and are initially recorded as OREO at fair value less estimated selling costs at the date of the Company’s acquisition of the property, with fair value based on an appraisal for more significant properties and on a broker’s price opinion for less significant properties. Holding costs and declines in fair value of properties acquired are expensed as incurred. Declines in the fair value after acquisition of the property result in charges against income before tax. There were no such declines during 2018 and 2017. The Company evaluates each OREO property at least quarterly for changes in the fair value. The Company had no properties classified as OREO at December 31, 2018 and one residential real estate property valued at $36 thousand classified as OREO at December 31, 2017.

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

Credit quality of the commercial portfolio is quantified by a credit risk rating system designed to parallel regulatory criteria and categories of loan risk and has historically been well received by the various regulatory authorities. Individual loan officers and credit department personnel monitor loans to ensure appropriate rating assignments are made on a timely basis. Risk ratings and quality of commercial and retail credit portfolios are also assessed on a regular basis by an independent loan review function.

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

The following table reflects activity in the ALL for the years ended December 31:

	2018	2017	2016	2015	2014
	(Dollars in thousands)
Balance at the beginning of year	$5,408	$5,247	$5,201	$4,694	$4,647
Charge-offs	157	207	163	126	340
Recoveries	38	168	59	83	42
Net charge-offs	(119)	(39)	(104)	(43)	(298)
Provision for loan losses	450	200	150	550	345
Balance at the end of year	$5,739	$5,408	$5,247	$5,201	$4,694
Provision charged to income as a percent of average loans	0.07%	0.04%	0.03%	0.11%	0.07%

The following table (net of loans held for sale) shows the internal breakdown by class of loans of the Company's ALL and the percentage of loans in each category to total loans in the respective portfolios at December 31:

	2018		2017		2016		2015		2014
	$	%	$	%	$	%	$	%	$	%
	(Dollars in thousands)
Residential real estate	$1,368	29.2	$1,361	30.5	$1,399	32.4	$1,419	33.0	$1,330	34.5
Construction real estate	617	8.6	488	7.3	391	6.4	514	8.6	439	7.8
Commercial real estate	2,933	43.0	2,707	43.4	2,687	46.7	2,792	46.0	2,417	44.1
Commercial	354	7.4	395	8.6	342	7.9	209	4.3	176	4.3
Consumer	23	0.5	30	0.7	26	0.7	28	0.8	27	0.9
Municipal	82	11.3	64	9.5	40	5.9	38	7.3	42	8.4
Unallocated	362	—	363	—	362	—	201	—	263	—
Total	$5,739	100.0	5,408	100.0	$5,247	100.0	$5,201	100.0	$4,694	100.0
There were no changes to the reserve factors assigned to any of the loan portfolios based on the qualitative factor reviews performed during 2018. Management of the Company believes, in its best estimate, that the ALL at December 31, 2018 is appropriate to cover probable credit losses inherent in the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the ALL at December 31, 2018. In addition, our banking regulators, as an integral part of their examination process, periodically review our ALL. Such agencies may require us to recognize adjustments to the ALL based on their judgments about information available to them at the time of their examination. A large adjustment to the ALL for losses in future periods may require increased provisions to replenish the ALL, which could negatively affect earnings. While the Company recognizes that economic slowdowns or financial and credit market turmoil may adversely impact its borrowers' financial performance and ultimately their ability to repay their loans, management continues to be cautiously optimistic about the collectability of the Company's loan portfolio.

Investment Activities. The investment portfolio is used to generate interest and dividend income, manage liquidity and mitigate interest rate sensitivity. At December 31, 2018, the fair value of investment securities AFS was $73.4 million, or 9.1% of total assets, compared to $65.4 million, or 8.8% of total assets at December 31, 2017. There were no investment securities classified as HTM at December 31, 2018 and $1.0 million classified as HTM at December 31, 2017. The Company had no investments classified as trading as of either date. Investment securities classified as AFS are marked-to-market, with any unrealized gain or loss after estimated taxes charged to the equity portion of the balance sheet through the accumulated OCI component of stockholders' equity. The fair value of investment securities AFS at December 31, 2018 reflects a net unrealized loss of $1.3 million, compared to a net unrealized loss of $381 thousand at December 31, 2017.
At December 31, 2018, 109 debt securities had unrealized losses of $1.5 million, with aggregate depreciation of 2.04% from the Company's amortized cost basis. Securities are evaluated at least quarterly for OTTI and at December 31, 2018, in management's estimation, no security was OTTI. Management's evaluation of OTTI is subject to risks and uncertainties and is intended to determine the appropriate amount and timing of recognition of any impairment charge. The assessment of whether such impairment for debt securities has occurred is based on management's best estimate of the cash flows expected to be collected at the individual security level. We regularly monitor our investment portfolio to ensure securities that may be OTTI are identified in a timely manner and that any impairment charge is recognized in the proper period and, with respect to debt securities, that the impairment is properly allocated between credit losses recognized in earnings and noncredit unrealized losses recognized in OCI. Further deterioration in credit quality, imbalances in liquidity in the financial marketplace or a quick rise in interest rates might adversely affect the fair value of the Company's investment portfolio and may increase the potential that certain unrealized losses will be designated as OTT in future periods, resulting in write-downs and related charges to earnings.
At December 31, 2018, the Company had no investments in a single company or entity (other than U.S. Government-sponsored enterprise securities) that had an aggregate book value in excess of 2% of our stockholders' equity. As of December 31, 2018, all MBS the Company owned were issued by the Government National Mortgage Association, Fannie Mae or the FHLMC/Freddie Mac. Although the Fannie Mae and Freddie Mac debt securities are not explicitly guaranteed by the federal government, one of the stated purposes of the U.S. Treasury's September, 2008 conservatorship and capital support of the two institutions was to stabilize the market in their debt securities, and that purpose was again evident in legislation passed by Congress in late 2009 which effectively lifted any dollar ceiling on the implicit U.S. Treasury guaranty of Fannie Mae and Freddie Mac debt securities.
The following tables show as of December 31, the amortized cost, fair value and weighted average yield on a tax equivalent basis of the Company's investment debt securities portfolio maturing within the stated periods:

	December 31, 2018			Maturities
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Amortized Cost	Weighted Average Yield
Investment securities available-for-sale:	(Dollars in thousands)
U.S. Government-sponsored enterprises	$—	$—	$2,846	$3,682	$6,528	2.83%
Agency MBS	—	1,382	1,681	33,788	36,851	2.81%
State and political subdivisions	200	3,572	10,798	8,957	23,527	2.42%
Corporate debt	—	490	7,302	—	7,792	3.67%
Total investment debt securities	$200	$5,444	$22,627	$46,427	$74,698	2.78%

Fair value	$202	$5,443	$22,227	$45,533	$73,405

Weighted average yield	3.30%	2.47%	2.87%	2.76%	2.78%

	December 31, 2017			Maturities
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Amortized Cost	Weighted Average Yield
Investment securities available-for-sale:	(Dollars in thousands)
U.S. Government-sponsored enterprises	$—	$—	$2,756	$5,049	$7,805	2.33%
Agency MBS	—	907	737	26,734	28,378	2.57%
State and political subdivisions	—	3,818	9,690	11,196	24,704	2.48%
Corporate debt	—	—	4,412	—	4,412	3.27%
Investment securities held-to-maturity:
U.S. Government-sponsored enterprises	1,000	—	—	—	1,000	0.95%
Total investment debt securities	$1,000	$4,725	$17,595	$42,979	$66,299	2.53%

Fair value	$999	$4,777	$17,571	$42,570	$65,917

Weighted average yield	1.00%	2.64%	2.63%	2.52%	2.53%

	December 31, 2016			Maturities
	Within One Year	One to Five Years	Five to Ten Years	Over Ten Years	Amortized Cost	Weighted Average Yield
Investment securities available-for-sale:	(Dollars in thousands)
U.S. Government-sponsored enterprises	$—	$500	$3,290	$6,431	$10,221	1.94%
Agency MBS	—	1,836	498	15,949	18,283	1.97%
State and political subdivisions	627	3,298	13,064	10,920	27,909	2.54%
Corporate debt	—	2,036	7,709	—	9,745	3.02%
Investment securities held-to-maturity:
U.S. Government-sponsored enterprises	—	999	—	—	999	0.95%
Total investment debt securities	$627	$8,669	$24,561	$33,300	$67,157	2.34%

Fair value	$631	$8,738	$24,262	$32,521	$66,152

Weighted average yield	3.63%	2.34%	2.65%	2.09%	2.34%
The tables above exclude mutual fund securities with a book and fair value of $556 thousand at December 31, 2018, $521 thousand at December 31, 2017 and $345 thousand at December 31, 2016.

Federal Home Loan Bank of Boston Stock. Union is a member of the FHLB, with an investment of $2.3 million in its Class B common stock at December 31, 2018 and December 31, 2017. Union is required to invest in $100 par value stock of the FHLB in an amount to satisfy unpaid principal balances on qualifying loans, plus an amount to satisfy an activity based requirement. The stock is nonmarketable, and is redeemable by the FHLB at par value. Also, there is the possibility of future capital calls by the FHLB on member banks to ensure compliance with its capital plan. Union's investment in FHLB stock is carried at cost in Other assets on the consolidated balance sheets. Similar to evaluating investment securities for OTTI, the Company has evaluated its investment in the FHLB. The FHLB remains in compliance with all regulatory capital ratios as of December 31, 2018 and 2017. Management's most recent evaluation of the Company's holdings of FHLB common stock concluded that the investment was not impaired at December 31, 2018.

Deposits. The following table shows information concerning the Company's average deposits by account type and the weighted average nominal rates at which interest was paid on such deposits for the years ended December 31:

	2018			2017			2016
	Average Balance	Percent of Total Deposits	Average Rate Paid	Average Balance	Percent of Total Deposits	Average Rate Paid	Average Balance	Percent of Total Deposits	Average Rate Paid
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$121,902	18.9	—	$112,914	19.0	—	$105,596	18.7	—
Interest bearing checking accounts	147,553	22.9	0.16%	147,677	24.9	0.14%	128,977	22.8	0.09%
Money market accounts	153,135	23.8	0.83%	131,008	22.0	0.53%	110,938	19.6	0.35%
Savings accounts	104,582	16.3	0.15%	98,930	16.6	0.15%	93,118	16.5	0.15%
Total nontime deposits	527,172	81.9	0.31%	490,529	82.5	0.21%	438,629	77.6	0.15%
Time deposits:
Less than $100,000	63,710	9.9	0.87%	61,787	10.4	0.65%	63,720	11.3	0.66%
$100,000 and over	53,007	8.2	1.24%	41,976	7.1	0.72%	62,528	11.1	0.90%
Total time deposits	116,717	18.1	1.04%	103,763	17.5	0.69%	126,248	22.4	0.77%
Total deposits	$643,889	100.0	0.45%	$594,292	100.0	0.30%	$564,877	100.0	0.29%

The Company participates in CDARS, which permits the Company to offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants. CDARS also provides the Company with an additional source of funding and liquidity through the purchase of deposits. At December 31, 2018, $15.0 million of the Company's CDARS deposits represented purchased deposits which are considered "brokered" deposits. There were no purchased deposits as of December 31, 2017. These deposits are included in time deposits on the consolidated balance sheets. There were $11.3 million of time deposits of $250,000 or less on the balance sheet at December 31, 2018 and $11.5 million at December 31, 2017, which were exchanged with other CDARS participants.

The Company also participates in the ICS program, a service through which Union can offer its customers a savings product with access to unlimited FDIC insurance, while receiving reciprocal deposits from other banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of savings deposits through ICS provides full deposit insurance coverage for the customer, thereby helping Union to retain the full amount of the deposit on its balance sheet. As with the CDARS program, in addition to reciprocal deposits, participating banks may also purchase one-way ICS deposits. There were $102.9 million and $67.0 million in exchanged ICS money market deposits on the balance sheet at December 31, 2018 and December 31, 2017, respectively. There were no purchased ICS deposits at December 31, 2018 or December 31, 2017.

The Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 allows the Company to hold reciprocal deposits up to 20 percent of total liabilities without those deposits being treated as brokered for regulatory purposes.

At December 31, 2018, there was $1.0 million in retail brokered deposits issued under master certificates of deposit to a deposit broker for the purpose of providing a supplemental source of funding and liquidity. These deposits will mature in the next year. There were $2.0 million of retail brokered deposits at December 31, 2017.

Deposits grew $59.2 million, or 9.1%, from $647.6 million at December 31, 2017 to $706.8 million at December 31, 2018. Total average deposits grew $49.6 million, or 8.3%, between years with average nontime deposits growing $36.6 million, or 7.5%, and average time deposits increasing $13.0 million, or 12.5%, during the same time frame. These changes are primarily the result of increased and continued use of the fully insured ICS money market product by Union's municipal and commercial customers, customers taking advantage of time deposit promotions offered during 2018, as well as the utilization of purchased CDARS deposits to supplement liquidity.

A provision of the Dodd-Frank Act permanently raised FDIC deposit insurance coverage to $250 thousand per depositor per insured depository institution for each account ownership category. At December 31, 2018, the Company had deposit accounts with less than $250 thousand totaling $549.5 million, or 77.7% of its deposits, with FDIC insurance protection. An additional

$19.4 million of municipal deposits were over the FDIC insurance coverage limit at December 31, 2018 and were collateralized by Union under applicable state regulations by investment securities or letters of credit issued by the FHLB.

The following table provides a maturity distribution of the Company’s time deposits in amounts of $100 thousand and over at December 31:

	2018	2017
	(Dollars in thousands)
Three months or less	$24,518	$5,345
Over three months through six months	9,125	9,752
Over six months through twelve months	12,820	13,737
Over twelve months	18,011	12,348
	$64,474	$41,182
The Company's time deposits in amounts of $100 thousand and over increased $23.3 million, or 56.6%, between December 31, 2017 and December 31, 2018, resulting primarily from the $15.0 million of purchased CDARS deposits outstanding at December 31, 2018 which will mature within three months. The remaining increase was the result of customers taking advantage of time deposit promotions that were offered during 2018.

Borrowings. Advances from the FHLB are another key source of funds to support earning assets. These funds are also used to manage the Bank's interest rate and liquidity risk exposures. The Company's borrowed funds at December 31, 2018 were comprised of borrowings from the FHLB of $27.5 million, at a weighted average rate of 1.84%, and overnight secured customer repurchase agreement sweeps of $370 thousand, at a weighted average rate of 0.20%. At December 31, 2017, borrowed funds were comprised of FHLB advances of $30.2 million, at a weighted average rate of 1.42%, and overnight secured customer repurchase agreement sweeps of $1.4 million, at a weighted average rate of 0.25%. The maximum borrowings outstanding on overnight secured customer repurchase agreement sweeps was $3.5 million and $4.9 million during 2018 and 2017, respectively. The Company had no overnight federal funds purchased on December 31, 2018 or 2017. Average borrowings outstanding for 2018 were $42.6 million, compared to average borrowings outstanding for 2017 of $35.2 million, with the weighted average interest rate on the Company's borrowings increasing from 1.36% for 2017 to 1.65% for 2018, reflecting the rising interest rate environment.

A separate agreement has been established with the FHLB where the Company has the authority, up to its available borrowing capacity, to collateralize public unit deposits with letters of credit issued by the FHLB. FHLB letters of credit in the amount of $17.3 million and $29.6 million were utilized as collateral for these deposits at December 31, 2018 and December 31, 2017, respectively.

Liability for Pension Benefits. In 2017, the Company's Board of Directors voted to terminate Union Bank’s Defined Benefit Pension Plan, which had been frozen in 2012 to new participants and the accrual of additional retirement benefits for existing participants. The liabilities under the Plan were settled by the Company during 2018 by offering participants the option to receive an annuity purchased from an insurance carrier, a lump-sum cash payment, or a direct rollover into a qualifying retirement plan. A cash contribution of $850 thousand was made to the plan during 2018 to cover the lump-sum payments and annuity purchases. The transfer of all liabilities and administrative responsibilities under the Plan was completed by December 31, 2018, and as a result, in future periods the Company will not have any defined benefit pension plan obligations and thus no periodic pension expense related to the Plan.
Net periodic pension expense for 2018 includes a settlement loss in the amount of $4.0 million, resulting in total pension expense of $4.6 million. This expense was partially offset by a reduction in the provision for income taxes of $900 thousand as a result of the settlement of the assets and liabilities.
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

The following table details the contractual or notional amount of financial instruments that represented credit risk at December 31, 2018:

	Contract or Notional Amount
	2019	2020	2021	2022	2023	Thereafter	Total
	(Dollars in thousands)
Commitments to originate loans	$22,673	$—	$—	$—	$—	$—	$22,673
Unused lines of credit	86,042	13,055	7,703	141	2,134	382	109,457
Standby and commercial letters of credit	483	298	216	25	14	1,272	2,308
Credit card arrangements	259	—	—	—	—	—	259
MPF credit enhancement obligation, net	684	—	—	—	—	—	684
Commitment for purchase of Jericho branch property	1,220	—	—	—	—	—	1,220
Commitment for construction of Williston branch	3,208	—	—	—	—	—	3,208
Total	$114,569	$13,353	$7,919	$166	$2,148	$1,654	$139,809
Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have a fixed expiration date or other termination clause and may require payment of a fee. The unused lines of credit total includes $11.4 million of lines available under the overdraft privilege program and is included in the 2019 funding period. Approximately $19.2 million of the unused lines of credit relate to real estate construction loans that are expected to fund within the next twelve months. The remaining lines primarily relate to revolving lines of credit for other real estate or commercial loans. Since many of the loan commitments are expected to expire without being drawn upon and not all credit lines will be utilized, the total commitment amounts do not necessarily represent future cash requirements. Lines of credit incur seasonal volume fluctuations due to the nature of some customers' businesses, such as tourism and maple syrup products production.

Unused lines of credit increased $23.6 million, or 27.4%, from $85.9 million at December 31, 2017 to $109.5 million at December 31, 2018. Some of the larger lines have underlying participation agreements in place with other financial institutions in order to permit the Company to support the credit needs of larger dollar borrowers without bearing all the credit risk in the Company's balance sheet. Commitments to originate loans decreased $2.7 million, or 10.7%, from $25.4 million at December 31, 2017 to $22.7 million at December 31, 2018.

The Company may, from time-to-time, enter into commitments to purchase, participate or sell loans, securities, certificates of deposit, or other investment instruments which involve market and interest rate risk. At December 31, 2018, the Company had binding commitments to sell residential mortgage loans at fixed rates totaling $2.7 million.

The Company sells 1-4 family residential mortgage loans under the MPF loss-sharing program with FHLB, when management believes it is economically advantageous to do so. Under this program the Company shares in the credit risk of each mortgage, while receiving fee income in return. The Company is responsible for a Credit Enhancement Obligation based on the credit quality of these loans. FHLB funds a first loss account based on the Company's outstanding MPF mortgage balances. This creates a laddered approach to sharing in any losses. In the event of default, homeowner's equity and private mortgage insurance, if any, are the first sources of repayment; the FHLB first loss account funds are then utilized, followed by the member's Credit Enhancement Obligation, with the balance the responsibility of FHLB. These loans must meet specific underwriting standards of the FHLB. As of December 31, 2018, the Company had $30.6 million in loans sold through the MPF program with an outstanding balance of $15.5 million and a contract for the potential delivery of an additional $6.4 million of future loan sales. The volume of loans sold to the MPF program and the corresponding Credit Enhancement Obligation are closely monitored by management. As of December 31, 2018, the notional amount of the maximum contingent contractual liability related to this program was $702 thousand, of which $18 thousand was recorded as a reserve through Other liabilities. Since inception of the Company's MPF participation in 2015, the Company has not experienced any losses under this program.

Contractual Obligations. The Company and Union have various financial obligations, including contractual obligations that may require future cash payments. The following table presents, as of December 31, 2018, significant fixed and determinable contractual obligations to third parties by payment date:

	Payments Due By Period
	Less than 1 year	2 & 3 years	4 & 5 years	Thereafter	Total
	(Dollars in thousands)
Operating lease commitments	$213	$352	$228	$1,804	$2,597
Contractual payments on borrowed funds (1)	27,657	164	—	—	27,821
Deposits without stated maturity (1) (2)	577,693	—	—	—	577,693
Certificates of deposit (1) (2) (3)	83,078	37,812	8,187	—	129,077
Deferred compensation payouts (4)	89	86	103	189	467
Total	$688,730	$38,414	$8,518	$1,993	$737,655
____________________

(1)	The amounts exclude interest payable, as such amounts other than $203 thousand in accrued interest payable at December 31, 2018, are not able to be estimated at this time.

(2)
While Union has a contractual obligation to depositors should they wish to withdraw all or some of the funds on deposit, management believes, based on historical analysis as well as current conditions in the financial markets, that the majority of these deposits will remain on deposit for the foreseeable future.

(3)	The amounts include $1.0 million in retail brokered deposits issued under master certificates of deposit to a deposit broker. These deposits mature in the next year.

(4)	The amounts exclude $478 thousand in benefit payments, where the payment period will begin at the individual's retirement, which is not determinable at this time.
Union is required (as are all banks) to maintain vault cash or a noninterest bearing reserve balance as established by Federal Reserve regulations. The Bank’s average total required reserve for the 14 day maintenance period that included December 31, 2018 was $1.0 million, which was satisfied by vault cash.

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
At December 31, 2018, Union, as a member of FHLB, had access to unused lines of credit of $54.5 million, over and above the $45.6 million in borrowings and other credit subject to collateralization, with the purchase of required FHLB Class B common stock and evaluation by the FHLB of the underlying collateral available. This line of credit can be used for either short or long-term liquidity or other needs.
Union also maintains an IDEAL Way Line of Credit with the FHLB. The total line available was $551 thousand at December 31, 2018. There were no borrowings against this line of credit as of such date. Interest on these borrowings is chargeable at a rate determined by the FHLB and payable monthly. Should Union utilize this line of credit, qualified portions of the loan and investment portfolios would collateralize these borrowings.
In addition to its borrowing arrangements with the FHLB, Union maintains a pre-approved federal funds line of credit totaling $15.0 million with an upstream correspondent bank and one-way buy options with CDARS and ICS as well as access to the FRB discount window, which would require pledging of qualified assets. Core deposits are the lowest cost of funds the Company has access to but these deposits may not be sufficient to cover the on balance sheet liquidity needs which makes using these other sources necessary. At December 31, 2018 there was $15.0 million outstanding in purchased CDARS deposits and no outstanding advances on the federal funds line or at the discount window.

Union's investment and residential loan portfolios provide a significant amount of contingent liquidity that could be accessed in a reasonable time period through sales of those portfolios. We also have additional contingent liquidity sources with access to the brokered deposit market and the FRB discount window. These sources are considered as liquidity alternatives in our contingent liquidity plan. At December 31, 2018, there was $1.0 million in retail brokered deposits issued under master certificates of deposit to a deposit broker. Management believes the Company has sufficient liquidity to meet all reasonable borrower, depositor, and creditor needs in the present economic environment. However, any projections of future cash needs and flows are subject to substantial uncertainty, including factors outside the Company's control.

Capital Resources. Capital management is designed to maintain an optimum level of capital in a cost-effective structure that meets target regulatory ratios, supports management’s internal assessment of economic capital, funds the Company’s business strategies and builds long-term stockholder value. Dividends are generally in line with long-term trends in earnings per share and conservative earnings projections, while sufficient profits are retained to support anticipated business growth, fund strategic investments, maintain required regulatory capital levels and provide continued support for deposits. The Company and Union continue to satisfy all capital adequacy requirements to which they are subject and Union is considered well capitalized under the FDIC's Prompt Corrective Action framework. The Company continues to evaluate growth opportunities both through internal growth or potential acquisitions. The dividend payouts and stock repurchases during the last few years reflect the Board’s desire to utilize our capital for the benefit of the stockholders.
Stockholders’ equity increased from $58.7 million at December 31, 2017 to $64.5 million at December 31, 2018, reflecting net income of $7.1 million for 2018, an increase of $120 thousand from stock based compensation, a $30 thousand increase due to the issuance of common stock under the DRIP and a net increase in accumulated OCI of $4.1 million attributable to investment securities AFS and the settlement of the defined benefit pension plan obligations. These increases were partially offset by cash dividends paid of $5.4 million and stock repurchases of $107 thousand.
The Company has 7,500,000 shares of $2.00 par value common stock authorized. As of December 31, 2018, the Company had 4,943,690 shares issued, of which 4,466,679 were outstanding and 477,011 were held in treasury. Effective May 21, 2014 upon approval by the stockholders, the Company adopted the 2014 Equity Plan which replaced the 2008 ISO Plan. As of December 31, 2018, there were outstanding employee incentive stock options with respect to 3,000 shares granted under the 2008 ISO Plan, all of which were exercisable, and outstanding employee incentive stock options with respect to 4,500 shares granted under the 2014 Equity Plan, all of which were exercisable. Also, as of December 31, 2018, there were outstanding RSUs with respect to 478 shares granted in 2016, 1,831 shares granted in 2017 and 3,734 shares granted in 2018 as to which vesting requirements had not yet been met.
In December 2018, the Company's Board reauthorized for 2019 the limited stock repurchase plan that was initially established in May of 2010. The limited stock repurchase plan allows the repurchase of up to a fixed number of shares of the Company's common stock each calendar quarter in open market purchases or privately negotiated transactions, as management may deem advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter (currently 2,500 shares) expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. During 2018, the Company repurchased 2,209 shares under the program at a total cost of $107 thousand. Since inception, as of December 31, 2018, the Company had repurchased 17,393 shares under the program, for a total cost of $458 thousand.
The Company maintains a DRIP whereby registered stockholders may elect to reinvest cash dividends and optional cash contributions to purchase additional shares of the Company's common stock. The Company has reserved 200,000 shares of its common stock for issuance and sale under the DRIP. As of December 31, 2018, 1,460 shares of stock had been issued from treasury stock since inception of the DRIP, including 583 shares in 2018.
The Company's total capital to risk weighted assets decreased to 12.9% at December 31, 2018, from 13.7% at December 31, 2017. Tier I capital to risk weighted assets decreased to 11.8% at December 31, 2018, from 12.6% at December 31, 2017 and Tier I capital to average assets decreased to 8.0% at December 31, 2018 from 8.5% at December 31, 2017. Union is categorized as well capitalized under the Prompt Corrective Action regulatory framework and the Company is well over applicable minimum capital adequacy requirements. The Company's December 31, 2018 capital adequacy was determined based on the BASEL III requirements, which took effect on January 1, 2015 and will be fully phased in on January 1, 2019. The Company's evaluation indicates it satisfies all capital adequacy requirements as fully phased in. See Note 21 for additional discussion of the Company's and Union's regulatory capital ratios.

Regulatory Matters. The Company and Union are subject to periodic examinations by the various regulatory agencies. These examinations include, but are not limited to, procedures designed to review lending practices, risk management, credit quality, liquidity, compliance and capital adequacy. In February 2019, the Vermont Department of Financial Regulation began a regular safety and soundness examination of Union. In May of 2017, the FDIC performed its regular, periodic safety and soundness examination of Union. In February of 2017, the FDIC performed its regular periodic compliance examination of Union. In September of 2017, the FRB performed its regular, periodic examination of the Company. No comments were received that would have a material adverse effect on the Company’s or Union’s liquidity, financial position, capital resources, or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market Risk and Interest Rate Risk. Market risk is the potential of loss in a financial instrument arising from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company did not have any trading securities during 2018 or 2017. The Company’s market risk arises primarily from interest rate risk inherent in its lending, investing, deposit taking and borrowing activities. Management of interest rate risk is an important component of our asset and liability management process, which is governed by established policies that are reviewed and approved annually. Our investment policy details the types of securities that may be purchased, and establishes portfolio limits and maturity limits for the various sectors. Our investment policy also establishes specific investment quality limits. The ALCO develops guidelines and strategies impacting our asset and liability management-related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. Members of the ALCO also manage the investment portfolio to maximize net interest income while mitigating market and interest rate risk.
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
An outside consultant is utilized to perform rate shocks of our balance sheet to assess our risk to earnings in different interest rate environments, and to perform a variety of other analyses. The consultant’s most recent analysis was as of December 31, 2018. The base simulation assumed no changes in rates, as well as a 200 basis point falling interest rate scenario and 200 and 300 basis point rising interest rate scenarios which assume a parallel shift of the yield curve over a 24 month period, with no growth assumptions. A summary of the results is as follows:

•
Current/Flat Rates: If rates remain at current levels net interest income is projected to trend steadily upwards as investments and loans replace/reprice upward at a faster pace than expected increases to funding costs.

•
Rising Rates: Net interest income is anticipated to trend in line with the Current/Flat Rates scenario over the next 24 months as retail and wholesale term funding replacing into the elevated rate environment temporarily matches improvements to asset yields. The degree of benefit of rising rates will depend on the pace and extent of market rate increases as well as the terminal slope of the yield curve as rates rise.

•
Falling Rates: Net interest income is projected to trend downward in a falling rate scenario. Accelerated asset cash flow, driven by faster assumed mortgage related prepayment speeds, is expected to continue to adjust into lower rates with limited cost of funds relief. Continued utilization of floors on new loan volume would help to mitigate additional downward pressure on yields.

The net interest income simulation as of December 31, 2018 showed that the change in net interest income for the next 24 months from our expected or “most likely” forecast was as follows:

Rate Change	Percent Change in Net Interest Income Limit	Percent Change in Net Interest Income
Up 300 basis points	(45.00)%	12.40%
Up 200 basis points	(30.00)%	9.40%
Down 200 basis points	(30.00)%	(10.50)%
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
The model used to perform the base case balance sheet simulation assumes a parallel shift of the yield curve over twelve and 24 months and reprices every interest earning asset and interest bearing liability on our balance sheet, simultaneously. The use of pricing betas helps simulate the expected pricing behavior regarding non-maturing deposits, limiting the rate increases that occur when market rates rise. Investment securities with call provisions are examined on an individual basis to estimate the likelihood of a call.

As market conditions vary from those assumed in the sensitivity analysis, actual results will likely differ due to the varying impact of changes in the balances and mix of loans and deposits differing from those assumed, the impact of possible off balance sheet commitments, and other internal/external variables that cannot be predicted with certainty. Furthermore, the sensitivity analysis does not reflect all actions that the ALCO might take in responding to or anticipating changes in interest rates.
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

•
interest bearing checking, money market and savings deposits, which do not have contractual maturities, reflect estimated levels of attrition, which are based on detailed studies by the Company of the sensitivity of each such category of deposit to changes in interest rates based on the Company's historical experience.

Management believes that these assumptions approximate actual experience and considers them reasonable. However, the estimated interest rate sensitivity of the Company’s assets and liabilities in the following table could vary substantially if different assumptions were used, callable investment options were modeled, prepayment speeds changed or actual experience differs from the historical experience on which the assumptions are based.

The following table shows the Company's rate sensitivity analysis as of December 31, 2018:

	Cumulative repriced within
	3 Months or Less	4 to 12 Months	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
Interest sensitive assets:	(Dollars in thousands, by repricing date)
Overnight deposits	$33,244	$—	$—	$—	$—	$33,244
Interest bearing deposits in banks	747	995	3,735	3,483	340	9,300
Investment securities (1)(3)	7,315	5,427	12,028	13,062	35,573	73,405
Nonmarketable securities	—	—	—	—	2,376	2,376
Loans and loans held for sale (2)(3)	154,468	170,424	163,202	94,415	63,789	646,298
Total interest sensitive assets	$195,774	$176,846	$178,965	$110,960	$102,078	$764,623
Interest sensitive liabilities:
Time deposits	$45,038	$46,935	$28,917	$8,187	$—	$129,077
Money markets	181,082	—	—	—	—	181,082
Regular savings	—	—	—	—	105,793	105,793
Interest bearing checking	39,297	—	—	—	118,550	157,847
Borrowed funds	17,369	10,288	164	—	—	27,821
Total interest sensitive liabilities	$282,786	$57,223	$29,081	$8,187	$224,343	$601,620
Net interest rate sensitivity gap	$(87,012)	$119,623	$149,884	$102,773	$(122,265)	$163,003
Cumulative net interest rate sensitivity gap	$(87,012)	$32,611	$182,495	$285,268	$163,003
Cumulative net interest rate sensitivity gap as a percentage of total assets	(10.8)%	4.0%	22.7%	35.4%	20.2%
Cumulative net interest rate sensitivity gap as a percentage of total interest sensitive assets	(11.4)%	4.3%	23.9%	37.3%	21.3%
Cumulative net interest rate sensitivity gap as a percentage of total interest sensitive liabilities	(14.5)%	5.4%	30.3%	47.4%	27.1%
____________________

(1)	Investment securities exclude mutual funds with a fair value of $556 thousand at December 31, 2018 that may be sold by the Company at any time.

(2)	Balances shown include deferred unamortized loan costs of $938 thousand.

(3)	Reflects estimated repayment assumptions considered in Asset/Liability model.

Impact of Inflation and Changing Prices. The Company's consolidated financial statements have been prepared in accordance with GAAP, which allows for the measurement of financial position and results of operations in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Banks have asset and liability structures that are essentially monetary in nature, and their general and administrative costs constitute relatively small percentages of total expenses. Thus, increases in the general price levels for goods and services have a relatively minor effect on the Company's total expenses but could have an impact on our loan customers' financial condition. Interest rates have a more significant impact on the Company's financial performance than the effect of general inflation. The target federal funds rate has increased nine times since December 2015, which has resulted in an increase in the U.S prime rate to 5.50% as of December 31, 2018. These increases in rates have had a positive impact on the Company's net interest income for the years ended December 31, 2018, 2017 and 2016. The FRB has not stated rates would increase in 2019 but comments suggest increases throughout 2019 could occur. Through December 31, 2018 the increases in the target federal funds rate have not had a direct impact on the rates paid on customer deposit accounts. Further increases in the target federal funds rate in 2019 may result in the need to increase rates paid on deposit accounts in order to remain competitive in the market place. These market rates are out of the Company's control but have a dramatic impact on net interest income. For further details on the impact rising rates could have on the Company's net interest income see Market Risk and Interest Rate Risk above.
Interest rates do not necessarily move in the same direction or change in the same magnitude as the prices of goods and services, although periods of increased inflation may accompany a rising interest rate environment. Inflation in the price of goods and services, while not having a substantial impact on the operating results of the Company, does affect all customers and therefore may impact their ability to keep funds on deposit or make timely loan payments. The Company is aware of and evaluates this risk along with others in making business decisions. The levels of deficit spending by federal, state and local governments and control of the money supply by the FRB including further quantitative easing of the money supply, may have unanticipated impacts on interest rates or inflation in future periods that could have an unfavorable impact on the future operating results of the Company.

Item 8. Financial Statements and Supplementary Data
UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2018 and 2017

	2018	2017
Assets	(Dollars in thousands)
Cash and due from banks	$4,045	$3,857
Federal funds sold and overnight deposits	33,244	34,651
Cash and cash equivalents	37,289	38,508
Interest bearing deposits in banks	9,300	9,352
Investment securities available-for-sale	73,405	65,439
Investment securities held-to-maturity (fair value $999 thousand at December 31, 2017)	—	1,000
Other investments	556	—
Total investments	73,961	66,439
Loans held for sale	2,899	7,947
Loans	642,461	586,615
Allowance for loan losses	(5,739)	(5,408)
Net deferred loan costs	938	795
Net loans	637,660	582,002
Accrued interest receivable	2,812	2,500
Premises and equipment, net	16,073	14,255
Core deposit intangible	412	583
Goodwill	2,223	2,223
Investment in real estate limited partnerships	4,046	3,166
Company-owned life insurance	9,040	8,861
Other assets	9,622	9,995
Total assets	$805,337	$745,831
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$132,971	$127,824
Interest bearing	444,722	418,621
Time	129,077	101,129
Total deposits	706,770	647,574
Borrowed funds	27,821	31,581
Accrued interest and other liabilities	6,255	8,015
Total liabilities	740,846	687,170
Commitments and Contingencies (Notes 8, 14, 15, 17, 18 and 21)
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,943,690 shares issued at December 31, 2018 and 4,940,961 shares issued at December 31, 2017	9,888	9,882
Additional-paid-in capital	894	755
Retained earnings	58,911	57,197
Treasury stock at cost; 477,011 shares at December 31, 2018 and 475,385 shares at December 31, 2017	(4,179)	(4,077)
Accumulated other comprehensive loss	(1,023)	(5,096)
Total stockholders' equity	64,491	58,661
Total liabilities and stockholders' equity	$805,337	$745,831
See accompanying notes to consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
Interest and dividend income	(Dollars in thousands, except per share data)
Interest and fees on loans	$29,883	$26,978	$25,056
Interest on debt securities:
Taxable	1,276	977	885
Tax exempt	577	634	589
Dividends	133	167	95
Interest on federal funds sold and overnight deposits	104	114	51
Interest on interest bearing deposits in banks	207	147	160
Total interest and dividend income	32,180	29,017	26,836
Interest expense
Interest on deposits	2,871	1,771	1,622
Interest on short-term borrowed funds	61	12	8
Interest on long-term borrowed funds	649	472	431
Total interest expense	3,581	2,255	2,061
Net interest income	28,599	26,762	24,775
Provision for loan losses	450	200	150
Net interest income after provision for loan losses	28,149	26,562	24,625
Noninterest income
Trust income	751	739	737
Service fees	6,151	5,951	5,871
Net gains on sales of investment securities available-for-sale	10	17	71
Net gains on sales of loans held for sale	1,847	2,303	2,898
Other income	714	385	563
Total noninterest income	9,473	9,395	10,140
Noninterest expenses
Salaries and wages	10,748	10,257	10,203
Pension expense (benefit)	4,631	(81)	(170)
Employee benefits	3,653	3,789	3,695
Occupancy expense, net	1,447	1,415	1,263
Equipment expense	2,134	2,208	2,115
Other expenses	6,750	6,317	6,550
Total noninterest expenses	29,363	23,905	23,656
Income before provision for income taxes	8,259	12,052	11,109
Provision for income taxes	1,187	3,603	2,598
Net income	$7,072	$8,449	$8,511

Earnings per common share	$1.58	$1.89	$1.91
Dividends per common share	$1.20	$1.16	$1.11

See accompanying notes to consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
	(Dollars in thousands)
Net income	$7,072	$8,449	$8,511
Other comprehensive income (loss), net of tax:
Investment securities available-for-sale:
Net unrealized holding (losses) gains arising during the year on investment securities available-for-sale	(714)	423	(590)
Reclassification adjustment for net gains on investment securities available-for-sale realized in net income	(8)	(11)	(47)
Total	(722)	412	(637)
Defined benefit pension plan:
Net actuarial gain (loss) arising during the year	1,221	(1,525)	(449)
Reclassification adjustment for amortization of net actuarial loss realized in net income	397	134	109
Reclassification adjustment for recognized settlement loss	3,177	—	—
Total	4,795	(1,391)	(340)
Total other comprehensive income (loss)	4,073	(979)	(977)
Total comprehensive income	$11,145	$7,470	$7,534

See accompanying notes to consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2018, 2017 and 2016

	Common Stock
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances, December 31, 2015	4,457,177	$9,864	$501	$49,524	$(4,019)	$(2,302)	$53,568
Net income	—	—	—	8,511	—	—	8,511
Other comprehensive loss	—	—	—	—	—	(977)	(977)
Dividend reinvestment plan	315		7		3		10
Cash dividends declared ($1.11 per share)	—	—	—	(4,949)	—	—	(4,949)
Stock based compensation expense	2,356	5	61	—	—	—	66
Exercise of stock options	2,500	5	51	—	—	—	56
Purchase of treasury stock	(213)	—	—	—	(6)	—	(6)
Balances, December 31, 2016	4,462,135	9,874	620	53,086	(4,022)	(3,279)	56,279
Net income	—	—	—	8,449	—	—	8,449
Other comprehensive loss	—	—	—	—	—	(979)	(979)
Reclassification adjustment for effect of enacted tax law changes	—	—	—	838	—	(838)	—
Dividend reinvestment plan	562	—	20	—	5	—	25
Cash dividends declared ($1.16 per share)	—	—	—	(5,176)	—	—	(5,176)
Stock based compensation expense	3,309	6	98	—	—	—	104
Exercise of stock options	1,000	2	17	—	—	—	19
Purchase of treasury stock	(1,430)	—	—	—	(60)	—	(60)
Balances, December 31, 2017	4,465,576	9,882	755	57,197	(4,077)	(5,096)	58,661
Net income	—	—	—	7,072	—	—	7,072
Other comprehensive income	—	—	—	—	—	4,073	4,073
Dividend reinvestment plan	583	—	25	—	5	—	30
Cash dividends declared ($1.20 per share)	—	—	—	(5,358)	—	—	(5,358)
Stock based compensation expense	2,729	6	114	—	—	—	120
Purchase of treasury stock	(2,209)	—	—	—	(107)	—	(107)
Balances, December 31, 2018	4,466,679	$9,888	$894	$58,911	$(4,179)	$(1,023)	$64,491

See accompanying notes to consolidated financial statements.

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
Cash Flows From Operating Activities	(Dollars in thousands)
Net income	$7,072	$8,449	$8,511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,216	1,223	1,255
Provision for loan losses	450	200	150
Deferred income tax (credit) provision	(508)	993	566
Net amortization of investment securities	390	423	384
Equity in losses of limited partnerships	591	627	565
Stock based compensation expense	120	104	66
Net increase in unamortized loan costs	(143)	(146)	(134)
Proceeds from sales of loans held for sale	118,557	124,514	138,443
Origination of loans held for sale	(111,662)	(122,355)	(137,713)
Net gains on sales of loans held for sale	(1,847)	(2,303)	(2,898)
Net (gain) loss on disposals of premises and equipment	(168)	34	13
Net gains on sales of investment securities available-for-sale	(10)	(17)	(71)
Net gain on sales of other real estate owned	(11)	—	—
Increase in accrued interest receivable	(312)	(241)	(427)
Amortization of core deposit intangible	171	171	171
Increase in other assets	(685)	(1,323)	(1,202)
Contribution to defined benefit pension plan	(850)	(750)	(750)
Pension plan termination expense	4,631	—	—
(Decrease) increase in other liabilities	(241)	265	715
Net cash provided by operating activities	16,761	9,868	7,644
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	3,784	4,882	4,244
Purchases	(3,732)	(4,730)	(996)
Investment securities held-to-maturity
Proceeds from maturities, calls and paydowns	1,000	—	4,220
Investment securities available-for-sale
Proceeds from sales	1,060	14,409	6,620
Proceeds from maturities, calls and paydowns	5,593	6,926	9,754
Purchases	(16,434)	(21,001)	(29,098)
Other investments
Proceeds from sales	44	—	—
Purchases	(79)	—	—
Net (increase) decrease in nonmarketable stock	(46)	23	(421)
Net increase in loans	(56,003)	(53,568)	(32,947)
Recoveries of loans charged off	38	168	59
Purchases of premises and equipment	(3,070)	(1,987)	(1,938)
Investments in limited partnerships	(694)	(465)	(948)
Proceeds of Company-owned life insurance death benefit	307	—	527
Proceeds from sales of other real estate owned	47	—	—
Proceeds from sales of premises and equipment	204	—	200
Net cash used in investing activities	(67,981)	(55,343)	(40,724)

Cash Flows From Financing Activities
Advances on long-term borrowings	7,000	10,000	25,451
Repayment of long-term debt	(19,765)	(10,279)	(2,898)
Net increase (decrease) in short-term borrowings outstanding	9,005	265	(522)
Net increase in noninterest bearing deposits	5,147	15,440	12,558
Net increase in interest bearing deposits	26,101	36,538	71,880
Net increase (decrease) in time deposits	27,948	(2,064)	(47,186)
Issuance of common stock	—	19	56
Purchase of treasury stock	(107)	(60)	(6)
Dividends paid	(5,328)	(5,151)	(4,939)
Net cash provided by financing activities	50,001	44,708	54,394
Net (decrease) increase in cash and cash equivalents	(1,219)	(767)	21,314
Cash and cash equivalents
Beginning of year	38,508	39,275	17,961
End of year	$37,289	$38,508	$39,275
Supplemental Disclosures of Cash Flow Information
Interest paid	$3,476	$2,249	$2,239
Income taxes paid	$1,550	$1,520	$1,505
Supplemental Schedule of Noncash Investing and Financing Activities
Other real estate acquired in settlement of loans	$—	$36	$—
Investment in limited partnerships acquired by capital contributions payable	$1,321	$546	$27
Dividends paid on Common Stock:
Dividends declared	$5,358	$5,176	$4,949
Dividends reinvested	(30)	(25)	(10)
	$5,328	$5,151	$4,939

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
The consolidated financial statements include the accounts of Union Bankshares, Inc., and its wholly owned subsidiary, Union Bank, headquartered in Morrisville, Vermont. All significant intercompany transactions and balances have been eliminated. The Company utilizes the accrual method of accounting for financial reporting purposes.
Certain amounts in the 2017 and 2016 consolidated financial statements have been reclassified to conform to the current year presentation.
The acronyms, abbreviations and capitalized terms identified below are used throughout this Annual Report on Form 10-K, including Parts I, II and III. The following is provided to aid the reader and provide a reference page when reviewing this Annual Report:

AFS:	Available-for-sale	ICS:	Insured Cash Sweeps of the Promontory Interfinancial Network
ALCO:	Asset Liability Management Committee	IRS:	Internal Revenue Service
ALL:	Allowance for loan losses	MBS:	Mortgage-backed security
ASC:	Accounting Standards Codification	MPF:	Mortgage Partnership Finance Program
ASU:	Accounting Standards Update	MSRs:	Mortgage Servicing rights
BHCA:	Bank Holding Company Act of 1956	NASDAQ:	NASDAQ Global Security Market
Board:	Board of Directors	OAO:	Other assets owned
bp or bps:	Basis point(s)	OCI:	Other comprehensive income (loss)
Branch Acquisition:	The acquisition of three New Hampshire branches in May 2011	OFAC:	U.S. Office of Foreign Assets Control
CDARS:	Certificate of Deposit Accounts Registry Service of the Promontory Interfinancial Network	OREO:	Other real estate owned
CFPB:	Consumer Financial Protection Bureau	OTTI:	Other-than-temporary impairment
COLI:	Company-Owned Life Insurance	OTT:	Other-than-temporary
Company:	Union Bankshares, Inc. and Subsidiary	Plan:	The Union Bank Pension Plan
DFR:	Vermont Department of Financial Regulation	RD:	USDA Rural Development
Dodd-Frank Act:	The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	RSU:	Restricted Stock Units
DRIP:	Dividend Reinvestment and Stock Purchase Plan	SBA:	U.S. Small Business Administration
EPS:	Earnings per share	SEC:	U.S. Securities and Exchange Commission
FASB:	Financial Accounting Standards Board	SOX Act:	Sarbanes Oxley Act of 2002
FDIC:	Federal Deposit Insurance Corporation	Tax Act:	Tax Cut and Jobs Act
FDICIA:	The Federal Deposit Insurance Corporation Improvement Act of 1991	TDR:	Troubled-debt restructuring
FHA:	U.S. Federal Housing Administration	Union:	Union Bank, the sole subsidiary of Union Bankshares, Inc
FHLB:	Federal Home Loan Bank of Boston	USDA:	U.S. Department of Agriculture
FRB:	Federal Reserve Board	VA:	U.S. Veterans Administration
Fannie Mae:	Federal National Mortgage Association	2006 Plan:	Executive Nonqualified Excess Plan
FHLMC/Freddie Mac:	Federal Home Loan Mortgage Corporation	2008 Plan:	2008 Amended and Restated Nonqualified Deferred Compensation Plan
GAAP:	Generally accepted accounting principles in the United States	2008 ISO Plan:	2008 Incentive Stock Option Plan of the Company
GLBA:	Gramm-Leach-Bliley Financial Modernization Act of 1999	2014 Equity Plan:	2014 Equity Incentive Plan
HTM:	Held-to-maturity	2017 Tax Act:	Tax Cuts and Jobs Act of 2017
HUD:	U.S. Department of Housing and Urban Development

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

Significant concentration of credit risk

The Company grants loans primarily to customers in Vermont and New Hampshire. Although it has a diversified loan portfolio, a large portion of the Company's loans are secured by commercial or residential real estate located in Vermont and New Hampshire and is subject to volatility with each state's real estate market. Additionally, the borrower's ability to repay loans is highly dependent upon other economic factors throughout Vermont and New Hampshire. The Company typically requires the principals of any commercial borrower to obligate themselves personally on the loan.

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

Investment securities

Debt securities the Company has the positive intent and ability to hold to maturity are classified as HTM and reported at amortized cost. Debt securities not classified as either HTM or trading are classified as AFS. Investments classified as AFS are reported at fair value. Investment securities purchased and held primarily for resale in the near future are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings. The Company does not generally hold any securities classified as trading.
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

Other real estate owned

Real estate properties acquired through or in lieu of loan foreclosure are to be sold and are initially recorded based on an independent appraisal or a broker price opinion at the estimated fair value less estimated selling costs at the date of acquisition, establishing a new carrying basis. Thereafter, valuations are periodically performed by management, and the real estate is carried in Other assets at the lower of carrying amount or fair value, less estimated cost to sell. Costs of significant property improvements are capitalized, if deemed recoverable, whereas revenue and expenses from operations and changes in valuation are charged to Other expenses on the Company's consolidated statements of income. There were no OREO properties at December 31, 2018. There was one property in OREO at December 31, 2017 valued at $36 thousand.

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

Intangible assets

Intangible assets include goodwill, which represents the excess of the purchase price over the fair value of net assets acquired in the 2011 Branch Acquisition, as well as a core deposit intangible related to the deposits acquired (see Note 9). The core deposit intangible is amortized on a straight line basis over the estimated average life of the acquired core deposit base of 10 years. The Company evaluates the valuation and amortization of the core deposit intangible if events occur that could result in possible impairment. With respect to goodwill, in accordance with current authoritative guidance, the Company assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the Company is less than its carrying amount, which could result in goodwill impairment.

Federal Home Loan Bank stock

As a member of the FHLB, Union is required to invest in $100 par value stock of the FHLB in an amount to satisfy unpaid principal balances on qualifying loans, plus an amount to satisfy an activity based requirement. The stock is nonmarketable, and is redeemable by the FHLB at par value. Also, there is the possibility of future capital calls by the FHLB on member banks to ensure compliance with its capital plan. FHLB stock is reported in Other assets at its par value of $2.3 million at December 31, 2018 and December 31, 2017.

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

Investment in real estate limited partnerships

The Company has purchased various limited partnership interests in affordable housing partnerships. These partnerships were established to acquire, own and rent residential housing for elderly, low or moderate income residents in northern Vermont or in New Hampshire. GAAP permits an entity to amortize the initial cost of the investment in proportion to the amount of the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense. There were no impairment losses during the year resulting from the forfeiture or ineligibility of tax credits related to qualified affordable housing project investments. (See Note 10.)

Defined benefit pension plan

On October 18, 2017, the Company's Board of Directors voted to terminate Union Bank’s Defined Benefit Pension Plan. The settlement of all assets and liabilities under the Plan was completed by December 31, 2018. Participants were provided distribution options to either purchase an annuity, take a lump-sum cash payment, or do a direct rollover into a qualifying retirement plan. In future periods, the Company will no longer have any remaining defined benefit pension plan obligations and thus no periodic pension expense related to the Plan. (See Note 14.)

Advertising costs

The Company expenses advertising costs as incurred and they are included in Other expenses in the Company's consolidated statement of income.

Earnings per common share

Earnings per common share for the period are computed based on the weighted average number of shares of common stock issued during the period, including DRIP shares issuable upon reinvestment of dividends, retroactively adjusted for stock splits and stock dividends, if any, and reduced for shares held in treasury. (See Note 16.)

Income taxes

The Company prepares its federal income tax return on a consolidated basis. Federal income taxes are allocated to members of the consolidated group based on taxable income. The Company recognizes income taxes under the asset and liability method. This involves estimating the Company's actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and GAAP purposes. These differences result in deferred tax assets and liabilities, which are netted and included in Other assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. A change in enacted federal income tax rates for future periods, such as occurred with enactment of the 2017 Tax Act, requires revaluation of deferred taxes. Significant management judgment is required in determining the provision for income taxes and valuation of deferred tax assets and liabilities. (See Note 13.)

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

Stock Based Compensation

Effective May 21, 2014 upon approval by the stockholders, the Company adopted the 2014 Equity Plan. Under the 2014 Equity Plan, 50,000 shares of the Company’s common stock (including approximately 25,000 unused shares from the 2008 ISO Plan) are available for equity awards of incentive stock options, nonqualified stock options, restricted stock and restricted stock units to eligible officers and (except for awards of incentive stock options) nonemployee directors. (See Note 15.)

Recent accounting pronouncements

The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) using a modified-retrospective transition method, as of January 1, 2018. The ASU requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. While the guidance replaces most existing revenue recognition guidance in GAAP, the ASU is not applicable to financial instruments and, therefore, did not impact a majority of the Company’s revenues, including net interest income. The Company's assessment determined that no cumulative-effect adjustment to beginning stockholders' equity was required under the modified retrospective transition method within the consolidated financial statements as there was no change in revenue recognition upon adoption of ASU No. 2014-09.
The Company adopted ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU was issued to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This ASU changes how entities account for equity investments that do not result in consolidation and are not accounted for under the equity method of accounting. The ASU also changes certain disclosure requirements and other aspects of GAAP, including a requirement for public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The ASU became effective for the Company on January 1, 2018. Adoption of the ASU did not have a material effect on the Company's consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU was issued to increase transparency and comparability among organizations by recognizing lease assets and liabilities (including operating leases) on the balance sheet and disclosing key information about leasing arrangements. Previous lease accounting did not require the inclusion of operating leases in the balance sheet. In July 2018, the FASB provided additional guidance on implementation of Topic 842 as well as an additional transition method. The ASU, including the updated guidance, became effective for the Company on January 1, 2019. The Company has evaluated the impact of the ASU on its consolidated financial statements by reviewing its lease contracts and has estimated increases of $2.0 million in other assets and other liabilities as a result of recording the right of use assets and related lease liabilities.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, which will replace the existing incurred loss model for recognizing credit losses, banks and other lending institutions will be required to recognize the full amount of expected credit losses. The new guidance, which is referred to as the current expected credit loss model ("CECL"), requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses. A modified version of these requirements also applies to debt securities classified as AFS. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within such years. The Company has established a CECL implementation team and developed a transition project plan. Following evaluation of CECL implementation software providers by the Company's CECL implementation team, the Company entered into an agreement with Sageworks. Historical data has been compiled and training on utilizing the software for the existing incurred loss model has been completed. Training was ongoing during 2018 surrounding CECL implementation and methodologies, including the running of parallel incurred loss calculations throughout the year, and continues during 2019. This will facilitate the implementation process and management's evaluation of the potential impact of the ASU on the Company's consolidated financial statements.
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
The Company adopted ASU No. 2017-09, Compensation - Stock Compensation, Scope of Modification Accounting (Topic 718), effective January 1, 2018. The ASU was issued to provide clarity and reduce both 1) diversity in practice and 2) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The ASU includes guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. Adoption of the ASU did not have a material effect on the Company's consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The ASU was issued to make certain specific improvements to hedge accounting to better align hedge accounting with risk management activities, eliminate the separate measurement and recording of hedge ineffectiveness, improve presentation and disclosure, and other simplifications. The ASU became effective for the Company on January 1, 2019. All transition requirements and elections are to be applied to existing hedging relationships upon adoption. While the Company continues to assess the impact of ASU 2017-12, it does not believe that adoption of the ASU will have a material effect on the Company's consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Loss). This ASU was issued to allow a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the 2017 Tax Act. Consequently, the amendments eliminate the stranded tax effects resulting from the 2017 Tax Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the 2017 Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted for financial statements that have not yet been issued. The Company adopted the ASU for its December 31, 2017 consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This guidance, which is a part of the FASB’s disclosure framework project to improve disclosure effectiveness, eliminates certain disclosure requirements for fair value measurements regarding the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, an entity’s policy for the timing of transfers between levels of the fair value hierarchy and an entity’s valuation processes for Level 3 fair value measurements. This guidance also adds new disclosure requirements for public entities regarding changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements of instruments held at the end of the reporting period, and the range and weighted average of significant unobservable inputs used to develop recurring and nonrecurring Level 3 fair value measurements, including how the weighted average is calculated.  In addition, this guidance modifies certain requirements regarding the disclosure of transfers into and out of Level 3 of the fair value hierarchy, purchases and issuances of Level 3 assets and liabilities, and information about the measurement uncertainty of Level 3 fair value measurements as of the reporting date. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company does not expect that adoption of the ASU will have a material effect on the Company’s consolidated financial statements.

Note 2.  Restrictions on Cash and Cash Equivalents

The nature of the Company's business requires that it maintain amounts due from correspondent banks which, at times, may exceed federally insured limits. The balances in these accounts at December 31, were as follows:

	2018	2017
	(Dollars in thousands)
Noninterest bearing accounts	$266	$210
Federal Reserve Bank of Boston	32,077	34,344
FHLB of Boston	1,374	310
No losses have been experienced in these accounts and the Company believes it is not exposed to any significant risk with respect to the accounts.

The Company had no requirement to maintain contracted clearing balances at December 31, 2018 or 2017. Balances at the Federal Reserve Bank of Boston and a portion of the funds at the FHLB are classified as overnight deposits as they earn interest. The Company is required to maintain vault cash or noninterest bearing reserve balances with Federal Reserve Bank of Boston. Total reserve balances required at December 31, 2018 and 2017 were $1.0 million and $1.4 million, respectively, which were both satisfied by vault cash.

Note 3.  Interest Bearing Deposits in Banks

Interest bearing deposits in banks consist of certificates of deposit purchased from various financial institutions. Deposits at each institution are generally maintained at or below the FDIC insurable limit of $250 thousand. As of December 31, 2018, the Company held certificates with rates ranging from 1.25% to 3.55% and various maturity dates through 2028, with $1.7 million scheduled to mature in 2019.

Note 4. Investment Securities
Investment securities as of the balance sheet dates consisted of the following:

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$6,528	$1	$(208)	$6,321
Agency MBS	36,851	84	(683)	36,252
State and political subdivisions	23,527	130	(486)	23,171
Corporate	7,792	18	(149)	7,661
Total	$74,698	$233	$(1,526)	$73,405

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$7,805	$12	$(122)	$7,695
Agency MBS	28,378	12	(274)	28,116
State and political subdivisions	24,704	249	(239)	24,714
Corporate	4,412	48	(67)	4,393
Total debt securities	65,299	321	(702)	64,918
Mutual funds (1)	521	—	—	521
Total	$65,820	$321	$(702)	$65,439
Held-to-maturity
U.S. Government-sponsored enterprises	$1,000	$—	$(1)	$999
____________________

(1)
As of December 31, 2017, mutual funds were classified as AFS investment securities. Effective January 1, 2018, these investments were reclassified to other investments on the consolidated balance sheets as they are no longer eligible to be classified as AFS upon adoption of ASU No. 2016-01.

There were no investment securities HTM at December 31, 2018. Investment securities with a carrying amount of $2.5 million and $4.6 million at December 31, 2018 and 2017, respectively, were pledged as collateral for public deposits, customer repurchase agreements and for other purposes as required or permitted by law.

As of December 31, 2018, other investments consisted of mutual funds with a fair value of $556 thousand, a cost basis of $652 thousand and unrealized loss of $96 thousand.

Information pertaining to all investment securities with gross unrealized losses as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

December 31, 2018	Less Than 12 Months			12 Months and Over			Total
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
		(Dollars in thousands)
Debt securities:
U.S. Government- sponsored enterprises	2	$1,184	$(11)	12	$4,854	$(197)	14	$6,038	$(208)
Agency MBS	5	3,516	(21)	40	26,198	(662)	45	29,714	(683)
State and political subdivisions	4	1,301	(16)	36	15,067	(470)	40	16,368	(486)
Corporate	5	2,424	(12)	5	2,285	(137)	10	4,709	(149)
Total	16	$8,425	$(60)	93	$48,404	$(1,466)	109	$56,829	$(1,526)

December 31, 2017	Less Than 12 Months			12 Months and Over			Total
	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
		(Dollars in thousands)
Debt securities:
U.S. Government- sponsored enterprises	3	$1,824	$(7)	9	$4,374	$(116)	12	$6,198	$(123)
Agency MBS	26	19,315	(143)	7	5,222	(131)	33	24,537	(274)
State and political subdivisions	8	3,803	(22)	18	7,899	(217)	26	11,702	(239)
Corporate	2	870	(31)	2	964	(36)	4	1,834	(67)
Total	39	$25,812	$(203)	36	$18,459	$(500)	75	$44,271	$(703)
The Company has the ability to hold the investment securities that had unrealized losses at December 31, 2018 for the foreseeable future and no declines were deemed by management to be OTT.

The following table presents the proceeds, gross gains and gross losses from sales of AFS securities:

	For The Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Proceeds	$1,060	$14,409	$6,620
Gross gains	10	147	131
Gross losses	—	(130)	(60)
Net gains	$10	$17	$71

The amortized cost and estimated fair value of debt securities by contractual scheduled maturity as of December 31, 2018, were as follows:

	Amortized Cost	Fair Value
Available-for-sale	(Dollars in thousands)
Due in one year or less	$200	$202
Due from one to five years	4,062	4,078
Due from five to ten years	20,946	20,536
Due after ten years	12,639	12,337
	37,847	37,153
Agency MBS	36,851	36,252
Total debt securities available-for-sale	$74,698	$73,405
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

Note 5.  Loans Held for Sale and Loan Servicing

At December 31, 2018 and 2017, loans held for sale consisted of conventional residential mortgages originated for subsequent sale, with an estimated fair value in excess of their carrying value. Therefore, no valuation reserve was necessary for loans held for sale as of the balance sheet dates.

Commercial and residential mortgage loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balance of commercial and residential mortgage loans serviced for others was $534.2 million and $499.2 million at December 31, 2018 and 2017, respectively.

Loans sold consisted of the following during the years ended December 31:

	2018		2017		2016
	Loans Sold	Net Gains on Sale	Loans Sold	Net Gains on Sale	Loans Sold	Net Gains on Sale
	(Dollars in thousands)
Residential loans	$116,710	$1,847	$121,985	$2,279	$135,294	$2,880
Commercial loans	—	—	226	24	251	18
Total	$116,710	$1,847	$122,211	$2,303	$135,545	$2,898
There were no obligations to repurchase loans for any amount at December 31, 2018, but there were contractual risk sharing commitments on certain sold loans totaling $702 thousand as of such date.
The Company generally retains the servicing rights on loans sold. At December 31, 2018 and 2017, the unamortized balance of servicing rights on loans sold with servicing retained was $1.7 million and is included in Other assets. The estimated fair value of these servicing rights was in excess of their carrying value at December 31, 2018 and 2017, and therefore no impairment reserve was necessary. The net capitalization and amortization of MSRs is included in Other income.

The following table presents the capitalization and amortization of loan servicing rights:

	For The Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Capitalization of servicing rights	$697	$770	$823
Amortization of servicing rights	720	716	720
Net (amortization) capitalization of servicing rights	$(23)	$54	$103

Note 6.  Loans
The composition of Net loans at December 31, was as follows:

	2018	2017
	(Dollars in thousands)
Residential real estate	$187,320	$178,999
Construction real estate	55,322	42,935
Commercial real estate	276,500	254,291
Commercial	47,228	50,719
Consumer	3,241	3,894
Municipal	72,850	55,777
Gross loans	642,461	586,615
Allowance for loan losses	(5,739)	(5,408)
Net deferred loan costs	938	795
Net loans	$637,660	$582,002
Qualifying residential first mortgage loans and certain commercial real estate loans with a carrying value of $167.7 million and $164.5 million were pledged as collateral for borrowings from the FHLB under a blanket lien at December 31, 2018 and December 31, 2017, respectively.

A summary of current, past due and nonaccrual loans as of the balance sheet dates follows:

December 31, 2018	Current	30-59 Days	60-89 Days	90 Days and over and accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$183,624	$1,984	$696	$422	$594	$187,320
Construction real estate	52,807	1,451	1,023	—	41	55,322
Commercial real estate	273,778	1,703	153	718	148	276,500
Commercial	47,163	24	8	—	33	47,228
Consumer	3,215	21	5	—	—	3,241
Municipal	72,789	61	—	—	—	72,850
Total	$633,376	$5,244	$1,885	$1,140	$816	$642,461

December 31, 2017	Current	30-59 Days	60-89 Days	90 Days and over and accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$173,914	$3,047	$750	$472	$816	$178,999
Construction real estate	42,857	—	—	22	56	42,935
Commercial real estate	253,266	357	361	—	307	254,291
Commercial	50,675	21	11	—	12	50,719
Consumer	3,884	7	3	—	—	3,894
Municipal	55,777	—	—	—	—	55,777
Total	$580,373	$3,432	$1,125	$494	$1,191	$586,615
There were three residential real estate loans totaling $255 thousand and one commercial real estate loan totaling $146 thousand in process of foreclosure at December 31, 2018. Aggregate interest on nonaccrual loans not recognized was $1.3 million for the year ended December 31, 2018, $1.2 million for the year ended December 31, 2017 and $1.3 million for the year ended December 31, 2016.

Note 7.  Allowance for Loan Losses and Credit Quality
Changes in the ALL, by class of loans, were as follows for the years ended:

December 31, 2018	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2017	$1,361	$488	$2,707	$395	$30	$64	$363	$5,408
Provision (credit) for loan losses	118	128	226	(36)	(3)	18	(1)	450
Recoveries of amounts charged off	20	1	—	—	17	—	—	38
	1,499	617	2,933	359	44	82	362	5,896
Amounts charged off	(131)	—	—	(5)	(21)	—	—	(157)
Balance, December 31, 2018	$1,368	$617	$2,933	$354	$23	$82	$362	$5,739

December 31, 2017	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2016	$1,399	$391	$2,687	$342	$26	$40	$362	$5,247
Provision for loan losses	17	73	20	49	16	24	1	200
Recoveries of amounts charged off	138	24	—	4	2	—	—	168
	1,554	488	2,707	395	44	64	363	5,615
Amounts charged off	(193)	—	—	—	(14)	—	—	(207)
Balance, December 31, 2017	$1,361	$488	$2,707	$395	$30	$64	$363	$5,408

December 31, 2016	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2015	$1,419	$514	$2,792	$209	$28	$38	$201	$5,201
Provision (credit) for loan losses	64	(135)	(105)	158	5	2	161	150
Recoveries of amounts charged off	36	12	—	8	3	—	—	59
	1,519	391	2,687	375	36	40	362	5,410
Amounts charged off	(120)	—	—	(33)	(10)	—	—	(163)
Balance, December 31, 2016	$1,399	$391	$2,687	$342	$26	$40	$362	$5,247

The allocation of the ALL, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates, was as follows:

December 31, 2018	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$47	$—	$9	$10	$—	$—	$—	$66
Collectively evaluated for impairment	1,321	617	2,924	344	23	82	362	5,673
Total allocated	$1,368	$617	$2,933	$354	$23	$82	$362	$5,739

December 31, 2017	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$47	$—	$1	$—	$—	$—	$—	$48
Collectively evaluated for impairment	1,314	488	2,706	395	30	64	363	5,360
Total allocated	$1,361	$488	$2,707	$395	$30	$64	$363	$5,408

Despite the allocation shown in the tables above, the ALL is general in nature and is available to absorb losses from any class of loan.

The recorded investment in loans, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates, was as follows:

December 31, 2018	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,678	$119	$2,276	$352	$—	$—	$4,425
Collectively evaluated for impairment	185,642	55,203	274,224	46,876	3,241	72,850	638,036
Total	$187,320	$55,322	$276,500	$47,228	$3,241	$72,850	$642,461

December 31, 2017	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,718	$82	$1,074	$378	$—	$—	$3,252
Collectively evaluated for impairment	177,281	42,853	253,217	50,341	3,894	55,777	583,363
Total	$178,999	$42,935	$254,291	$50,719	$3,894	$55,777	$586,615

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

The following tables summarize the loan ratings applied by management to the Company's loans by class as of the balance sheet dates:

December 31, 2018	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$170,416	$41,141	$174,802	$34,303	$3,209	$72,850	$496,721
Satisfactory/Monitor	14,008	14,053	98,327	12,150	31	—	138,569
Substandard	2,896	128	3,371	775	1	—	7,171
Total	$187,320	$55,322	$276,500	$47,228	$3,241	$72,850	$642,461

December 31, 2017	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$164,733	$33,401	$177,388	$38,877	$3,859	$55,777	$474,035
Satisfactory/Monitor	11,296	9,374	73,772	11,165	30	—	105,637
Substandard	2,970	160	3,131	677	5	—	6,943
Total	$178,999	$42,935	$254,291	$50,719	$3,894	$55,777	$586,615

The following tables provide information with respect to impaired loans by class of loan as of and for the years ended December 31, 2018, 2017 and 2016:

	December 31, 2018			For The Year Ended December 31, 2018
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$228	$238	$47
Commercial real estate	193	193	9
Commercial	12	13	10
With an allowance recorded	433	444	66

Residential real estate	1,450	2,039	—
Construction real estate	119	135	—
Commercial real estate	2,083	2,174	—
Commercial	340	340	—
With no allowance recorded	3,992	4,688	—

Residential real estate	1,678	2,277	47	$1,730	$65
Construction real estate	119	135	—	88	4
Commercial real estate	2,276	2,367	9	1,699	77
Commercial	352	353	10	367	29
Total	$4,425	$5,132	$66	$3,884	$175

	December 31, 2017			For The Year Ended December 31, 2017
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$238	$247	$47
Commercial real estate	137	141	1
With an allowance recorded	375	388	48

Residential real estate	1,480	1,983	—
Construction real estate	82	82	—
Commercial real estate	937	1,011	—
Commercial	378	378	—
With no allowance recorded	2,877	3,454	—

Residential real estate	1,718	2,230	47	$1,691	$67
Construction real estate	82	82	—	85	4
Commercial real estate	1,074	1,152	1	1,975	86
Commercial	378	378	—	405	26
Total	$3,252	$3,842	$48	$4,156	$183

	December 31, 2016			For The Year Ended December 31, 2016
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$308	$317	$63
Commercial real estate	488	520	40
With an allowance recorded	796	837	103

Residential real estate	1,140	1,561	—
Construction real estate	88	88	—
Commercial real estate	2,840	2,910	—
Commercial	432	432	—
With no allowance recorded	4,500	4,991	—

Residential real estate	1,448	1,878	63	$1,303	$50
Construction real estate	88	88	—	90	4
Commercial real estate	3,328	3,430	40	3,113	107
Commercial	432	432	—	462	33
Total	$5,296	$5,828	$103	$4,968	$194
____________________

(1)	Does not reflect government guaranties on impaired loans as of December 31, 2018, 2017 and 2016 totaling $641 thousand, $550 thousand and $637 thousand, respectively.

The following is a summary of TDR loans by class of loan as of the balance sheet dates:

	December 31, 2018		December 31, 2017
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Residential real estate	27	$1,678	24	$1,718
Construction real estate	2	119	1	82
Commercial real estate	9	1,172	10	1,074
Commercial	4	340	2	378
Total	42	$3,309	37	$3,252

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

The following table provides new TDR activity by class of loan for the years ended December 31, 2018 and 2017:

	New TDRs During the			New TDRs During the
	Year Ended December 31, 2018			Year Ended December 31, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Residential real estate	3	$190	$193	9	$649	$673
Construction real estate	1	44	44	—	—	—
Commercial real estate	1	204	204	2	293	293
Commercial	2	31	31	—	—	—

At December 31, 2018, there were no TDR loans modified within the previous twelve months that had subsequently defaulted during the year then ended. At December 31, 2017, there was one residential TDR loan with a recorded investment balance of $62 thousand that had been modified within the previous twelve months that defaulted during the year ended December 31, 2017. TDR loans are considered defaulted at 90 days past due.

At December 31, 2018 and 2017, the Company was not committed to lend any additional funds to borrowers whose loans were nonperforming, impaired or restructured.

Note 8.  Premises and Equipment
The major classes of premises and equipment and accumulated depreciation at December 31, were as follows:

	2018	2017
	(Dollars in thousands)
Land and land improvements	$3,260	$2,975
Building and improvements	14,760	14,261
Furniture and equipment	9,053	7,450
Construction in progress and deposits on equipment	809	438
	27,882	25,124
Less accumulated depreciation	(11,809)	(10,869)
	$16,073	$14,255
Depreciation included in Occupancy and Equipment expenses amounted to $1.2 million for the years ended December 31, 2018 and 2017, and $1.3 million for the year ended December 31, 2016.

The Company is obligated under noncancelable operating leases for premises that expire in various years through the year 2047. Options to renew for additional periods are available with these leases. Future minimum rental commitments for these leases with original or remaining terms of one year or more at December 31, 2018 were as follows:

(Dollars in thousands)
2019	$213
2020	183
2021	169
2022	120
2023	108
2024 and beyond	1,804
$2,597
Rent expense for 2018, 2017 and 2016 amounted to $180 thousand, $148 thousand and $144 thousand, respectively. Occupancy expense is shown in the consolidated statements of income, net of rental income of $225 thousand, $194 thousand and $220 thousand in 2018, 2017 and 2016, respectively.

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
Amortization expense for the core deposit intangible was $171 thousand for 2018, 2017 and 2016. The amortization expense is included in Other expenses on the consolidated statements of income and is deductible for tax purposes. As of December 31, 2018, the remaining amortization expense related to the core deposit intangible, absent any future impairment, is expected to be as follows:

(Dollars in thousands)
2019	$171
2020	171
2021	70
Total	$412

Note 10.  Investment in Real Estate Limited Partnerships
The Company has purchased from time to time various interests in limited partnerships established to acquire, own and rent residential housing for elderly, low or moderate income individuals in northern Vermont and New Hampshire. The carrying values of investments carried at equity were $4.0 million and $3.2 million at December 31, 2018 and 2017, respectively. The capital contribution payable related to these investments was $1.3 million and $546 thousand at December 31, 2018 and 2017, respectively. The following table presents the net impact on the Provision for income taxes related to investments carried at equity:

	For The Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Provision for undistributed net losses of limited partnership investments	$591	$627	$565
Federal income tax credits related to limited partnership investments	(656)	(660)	(881)
Net effect on Provision for income taxes	$(65)	$(33)	$(316)

Note 11. Deposits

The following is a summary of interest bearing deposits at December 31:

	2018	2017
	(Dollars in thousands)
Interest bearing checking accounts	$157,847	$162,996
Savings and money market accounts	286,875	255,625
Time deposits, $100,000 and over	64,474	41,182
Other time deposits	64,603	59,947
	$573,799	$519,750
Included in time deposits are brokered deposits of $16.0 million and $2.0 million at December 31, 2018 and December 31, 2017, respectively. Reciprocal deposits of $114.2 million and $78.5 million at December 31, 2018 and December 31, 2017, respectively, are included in deposit balances in the consolidated balance sheets.

The following is a summary of time deposits by maturity at December 31, 2018:

(Dollars in thousands)
2019	$83,078
2020	15,199
2021	22,613
2022	5,203
2023	2,984
$129,077
Time deposits of $13.6 million and $9.9 million equal or exceed the FDIC insurance limit of $250 thousand at December 31, 2018 and 2017, respectively.

Note 12. Borrowed Funds

Borrowed funds were comprised of option advance borrowings from the FHLB of $27.5 million and $30.2 million at December 31, 2018 and 2017, respectively, and secured customer repurchase agreement sweeps of $370 thousand and $1.4 million at December 31, 2018 and 2017, respectively.

The FHLB option advance borrowings are a mix of straight bullets, balloons and amortizers with contractual maturities through 2023. All of the FHLB borrowings had interest rates ranging from 0.00% to 2.59% at December 31, 2018 and 0.00% to 4.31% at December 31, 2017. The weighted average interest rates on the borrowings were 1.84% and 1.42% at December 31, 2018 and 2017, respectively.

The contractual payments due for FHLB option advance borrowings, as of December 31, 2018, were as follows:

(Dollars in thousands)
2019	$27,287
2020	—
2021	164
$27,451

The Company has established both overnight and longer term lines of credit with the FHLB. These borrowings are secured by a blanket lien on qualified collateral consisting primarily of loans with first mortgages secured by one-to-four family properties and certain commercial real estate loans. At December 31, 2018, pledged loans with a carrying value of $167.7 million provided a borrowing capacity of $100.1 million at the FHLB, less outstanding borrowings and other credit subject to collateralization of $45.6 million, resulting in remaining year-end borrowing capacity of $54.5 million. At December 31, 2017, pledged loans with a carrying value of $164.5 million provided a borrowing capacity of $100.6 million at the FHLB, less outstanding borrowings and other credit subject to collateralization of $60.8 million, resulting in remaining year-end borrowing capacity of $39.8 million.

A separate agreement has been established with the FHLB under which the Company has the authority, up to its available borrowing capacity, to collateralize public unit deposits with letters of credit issued by the FHLB. At December 31, 2018, FHLB letters of credit in the amount of $17.3 million and $29.6 million were utilized as collateral for these deposits at December 31, 2018 and December 31, 2017, respectively.

In addition to its borrowing arrangements with the FHLB, Union maintains a preapproved Federal Funds line of credit with correspondent bank totaling $15.0 million. Interest on these borrowings is payable daily and charged at the federal funds rate at the time of the borrowing. There were no outstanding borrowings on the Federal Funds purchase line at December 31, 2018 or 2017.

Secured customer repurchase agreement sweeps are collateralized by U.S. Government-sponsored enterprise securities with a carrying value of $1.7 million at December 31, 2018 and $2.0 million at December 31, 2017. The average daily balance of these repurchase agreement sweeps was $551 thousand and $1.6 million during 2018 and 2017, respectively with weighted average interest rates of 0.26% during 2018 and 2017. The maximum borrowings outstanding on these agreements during 2018 and 2017 were $3.5 million and $4.9 million, respectively. These repurchase agreements mature the next business day and carried weighted average interest rates of 0.20% at December 31, 2018 and 0.25% at December 31, 2017.

Note 13.  Income Taxes

The components of the Provision for income taxes for the years ended December 31, were as follows:

	2018	2017	2016
	(Dollars in thousands)
Current tax provision	$1,695	$2,610	$2,032
Deferred tax (benefit) provision	(508)	993	566
	$1,187	$3,603	$2,598
The termination of Union’s Defined Benefit Pension Plan resulted in a deferred tax benefit and a reduction in the Provision for income taxes of $900 thousand with the settlement of all assets and liabilities under the Plan for the year ended December 31, 2018. As a result of the 2017 Tax Act, the federal tax rate decreased from 34% to 21% effective January 1, 2018. The deferred tax provision and Provision for income taxes shown above were impacted by one-time charges of $32 thousand and $447 thousand for the years ended December 31, 2018 and 2017, respectively, for the revaluation of the Company's deferred tax assets to reflect the 21% tax rate for future periods.

The total Provision for income taxes differs from the amounts computed at the statutory federal income tax rate of 21% for the year ended December 31, 2018 and 34% for the years ended December 31, 2017 and 2016 primarily due to the following for the years ended December 31:

	2018	2017	2016
	(Dollars in thousands)
Computed “expected” tax expense	$1,734	$4,098	$3,777
Tax exempt interest	(413)	(642)	(596)
Increase in cash surrender value of COLI	(103)	(83)	(115)
Tax credits	(684)	(694)	(896)
Equity in losses of limited partnerships	528	413	373
Non-deductible expenses	36	36	29
True-up adjustment for effect of enacted tax law changes	32	447	—
Other	57	28	26
	$1,187	$3,603	$2,598

Listed below are the significant components of the net deferred tax asset at December 31:

	2018	2017
	(Dollars in thousands)
Components of the deferred tax asset
Bad debts	$1,244	$1,171
Deferred compensation	205	227
Net pension liability	—	339
Core deposit intangible	94	81
Limited partnership investments	—	23
Unrealized loss on investment securities available-for-sale	272	80
Other	38	90
Total deferred tax asset	1,853	2,011

Components of the deferred tax liability
Depreciation	(913)	(493)
Mortgage servicing rights	(360)	(364)
Limited partnership investments	(16)	—
Goodwill	(244)	(211)
Prepaid expenses	(114)	(130)
Total deferred tax liability	(1,647)	(1,198)
Net deferred tax asset	$206	$813

Deferred tax assets are recognized subject to management's judgment that it is more likely than not that the deferred tax asset will be realized. Based on the temporary taxable items, historical taxable income and estimates of future taxable income, the Company believes that it is more likely than not that the deferred tax assets at December 31, 2018 will be realized and therefore no valuation allowance is warranted.

Net deferred income tax assets are included in Other assets in the consolidated balance sheets at December 31, 2018 and 2017.

Based on management's evaluation, management has concluded that there were no significant uncertain tax positions requiring recognition in the Company's financial statements at December 31, 2018 and 2017. Although the Company is not currently the subject of a tax examination by the IRS, the Company's tax years ended December 31, 2015 through 2017 are open to examination by the IRS under the applicable statute of limitations. The 2018 tax return has not yet been filed.

The Company may from time to time be assessed interest and/or penalties by federal or state tax jurisdictions, although any such assessments historically have been minimal and immaterial to the Company's financial results. In the event that the Company receives an assessment for interest and/or penalties, it will be classified in the financial statements as Other expenses.

Note 14.  Employee Benefit Plans

Defined Benefit Pension Plan:
In October 2017, the Company's Board of Directors voted to terminate Union’s Defined Benefit Pension Plan. The settlement of all assets and liabilities under the Plan was completed by December 31, 2018. Participants were provided distribution options to either purchase an annuity, take a lump-sum cash payment, or do a direct rollover into a qualifying retirement plan. Net periodic pension expense for 2018 includes a settlement loss in the amount of $4.0 million, resulting in total pension expense of $4.6 million. This expense was partially offset by a reduction in the provision for income taxes of $900 thousand as a result of the settlement of the Plan's assets and liabilities. In future periods, the Company will no longer have any remaining defined benefit pension plan obligations and thus no periodic pension expense related to the Plan.

The following table sets forth the Plan's obligations and funded status at December 31:

	2018	2017
	(Dollars in thousands)
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$20,832	$17,687
Interest cost	599	688
Settlement gain	(326)	—
Actuarial (gain) loss	(2,667)	3,150
Benefits paid	(712)	(693)
Settlement payments	(17,726)	—
Projected benefit obligation at end of year	—	20,832

Change in fair value of plan assets
Fair value of plan assets at beginning of year	18,499	16,631
Actual (loss) return on plan assets	(717)	1,811
Administrative expenses	(194)	—
Employer contributions	850	750
Benefits paid	(712)	(693)
Settlement payments	(17,726)	—
Fair value of plan assets at end of year	—	18,499
Net liability for pension benefits	$—	$(2,333)

	2018	2017
	(Dollars in thousands)
Accumulated benefit obligation at December 31	$—	$20,832

The impact of the Plan activity for 2018 and 2017 on OCI is detailed in Note 23.
The Company uses the alternate amortization method for prior service costs, as provided in FASB ASC Topic 715, Employers' Accounting for Pensions.

Net periodic pension benefit for 2018, 2017 and 2016 consisted of the following components:

	2018	2017	2016
	(Dollars in thousands)
Interest cost on projected benefit obligation	$599	$688	$701
Expected return on plan assets	(531)	(973)	(1,036)
Amortization of net actuarial loss	502	204	165
Net periodic pension cost (benefit)	$570	$(81)	$(170)
Recognized settlement loss	4,061	—	—
Total net periodic pension cost (benefit)	$4,631	$(81)	$(170)

The discount rate is not applicable for 2018 as there is no future pension benefit obligation. Weighted average assumptions used to determine the pension benefit obligation at December 31, 2017 and 2016 were a discount rate of 3.52% and 3.99%, respectively. There was no assumed rate of compensation increase for 2017 or 2016 due to the freeze on Plan benefit accruals in 2012.

Weighted average assumptions used to determine net periodic pension cost (benefit) for the years ended December 31, 2018, 2017 and 2016 were a discount rate of 3.52%, 3.99% and 4.17%, respectively, no rate of compensation increase for 2018, 2017 or 2016, and an expected long-term rate of return on plan assets of 3.52%, 6.00% and 6.75% for 2018, 2017 and 2016, respectively.

The fair values of the Plan's investments at December 31, 2017 segregated by fair value hierarchy level, are summarized below:

		Fair Value Measurement
		December 31, 2017
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
U.S. Government	$7,131	$—	$7,131	$—
Mutual and exchange traded funds	11,368	11,368	—	—
Total	$18,499	$11,368	$7,131	$—

The fair values of the Plan assets were determined by an independent pricing service which, given the nature of the assets within the portfolio, was able to utilize quoted prices in an active market to value the majority of the assets held. The market inputs sought for assets without a specific quote listed, in approximate order of priority, include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications that vary by asset class. For certain security types, additional inputs may be used, or some standard inputs may not be applicable. There were no Level 3 assets held by the Plan at any time during 2017.

Nonqualified Deferred Compensation Plans: The Company and Union have two nonqualified deferred compensation plans for directors and certain key officers. The 2008 Plan replaced a 1990 Plan. The Company accrued an expense of $7 thousand, $8 thousand, and $9 thousand in 2018, 2017 and 2016, respectively, under the 2008 Plan. The benefit obligations under the 2008 Plan represent general unsecured obligations of the Company and no assets are segregated for such payments. However, the Company and Union have purchased life insurance contracts on the lives of each participant in order to recoup the funding costs of these benefits. The benefits accrued under the 2008 Plan aggregated $388 thousand and $525 thousand at December 31, 2018 and 2017, respectively, and are included in Accrued interest and other liabilities. The cash surrender value of the life insurance policies purchased to recoup the funding costs under the 2008 Plan aggregated $974 thousand and $986 thousand at December 31, 2018 and 2017, respectively, and are included in Company-owned life insurance in the Company's consolidated balance sheets.

The 2006 Plan was adopted for directors and certain key officers. The 2006 Plan is a non-qualified defined contribution plan that provides a means by which participants may elect to defer receipt of current compensation from the Company or its subsidiary in order to provide retirement or other benefits as selected in the individual adoption agreements. Participants may select among designated reference investments consisting of investment funds, with the performance of the participant's account mirroring the selected reference investment. Distributions are made only upon a qualifying distribution event, which may include a separation from service, death, disability or unforeseeable emergency, or upon a date specified in the participant's deferral election form. The 2006 Plan is intended to comply with the provisions of Section 409A of the Internal Revenue Code. The 2006 Plan is unfunded, representing a general unsecured obligation of the Company of $558 thousand and $522 thousand as of December 31, 2018 and 2017, respectively.

401(k) Plan: Union maintains a tax-qualified defined contribution 401(k) plan under which employees may elect to make tax deferred contributions of up to the IRS maximum from their annual salary. All employees meeting service requirements are eligible to participate in the plan. Union may make employer matching and profit-sharing contributions to the 401(k) plan at the discretion of the Board. Company contributions are fully vested after three years of service. The 401(k) plan includes "Safe Harbor" provisions requiring annual nondiscretionary minimum contributions to the plan for all eligible participants in an amount equal to 3% of eligible earnings of each eligible participant. Additionally, in 2018, 2017 and 2016 a discretionary profit-sharing contribution was made to the plan in an amount equal to 3% percent of each employee's eligible earnings, as defined by the plan. The following table summarizes employer contributions for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
	(Dollars in thousands)
Employer matching	$236	$223	$221
Profit sharing	279	281	301
Safe harbor	304	296	294
Total	$819	$800	$816

Note 15.  Stock Based Compensation

The Company's current stock-based compensation plan is the Union Bankshares, Inc. 2014 Equity Incentive Plan. Under the 2014 Equity Plan, 50,000 shares of the Company’s common stock are available for equity awards of incentive stock options, nonqualified stock options, restricted stock and RSUs to eligible officers and (except for awards of incentive stock options) nonemployee directors. Shares available for issuance of awards under the 2014 Equity Plan consist of unissued shares of the Company’s common stock and/or shares held in treasury. As of December 31, 2018, there were outstanding grants under the plan of RSUs and incentive stock options.

RSUs. Each RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. For each of the awards granted in 2018, 2017, and 2016, 50% of the RSUs awarded were in the form of Time-Based RSUs, which vest over three years, approximately one-third per year on the anniversary of the earned date; and 50% of the RSUs awarded were in the form of Performance-Based RSUs, which are subject to both performance and time based vesting conditions, with vesting of awards over two years, approximately one-half per year on the anniversary of the earned date. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights.

The following table presents a summary of RSUs from the 2016, 2017, and 2018 Award Plan Summaries as of December 31, 2018:

	Number of RSUs Granted	Weighted-Average Grant Date Fair Value	Number of Unvested RSUs
2016 Award	3,569	$45.45	478
2017 Award	3,225	52.95	1,831
2018 Award	3,734	47.75	3,734
Total	10,528		6,043
Unrecognized compensation expense related to the unvested RSUs was $297 thousand, $283 thousand, and $248 thousand as of December 31, 2018, 2017 and 2016, respectively.
The 2014 Equity Plan replaced the Company's 2008 ISO Plan. There were no options granted in 2018, 2017, or 2016 under the 2014 Equity Plan. As of December 31, 2018, 4,500 incentive stock options under the 2014 Equity Plan and 3,000 incentive stock options granted under the 2008 ISO Plan remained outstanding and exercisable.

The exercise price of outstanding options under both plans is equal to the market price of the stock at the date of grant; therefore, the intrinsic value of the options at the date of the grant is $0. All outstanding options have a one year requisite service period, vest after one year, and have a seven year contractual term. There was no compensation cost charged against income for stock options issued under the plans for 2018, 2017, and 2016.

The following summarizes the stock option activity under the 2014 Equity Plan for the year ended December 31, 2018:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Period End Aggregate Intrinsic Value
	(Dollars in thousands, except per share data)
Outstanding at January 1, 2018	4,500	$24.00
Exercised	—	—
Forfeited/expired	—	—
Outstanding at December 31, 2018	4,500	$24.00	2.96	107
Exercisable at December 31, 2018	4,500	$24.00	2.96	107

The following summarizes the stock option activity under the 2008 ISO Plan for the year ended December 31, 2018:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Period End Aggregate Intrinsic Value
	(Dollars in thousands, except per share data)
Outstanding at January 1, 2018	3,000	$22.00
Exercised	—	—
Forfeited/expired	—	—
Outstanding at December 31, 2018	3,000	$22.00	1.96	77
Exercisable at December 31, 2018	3,000	$22.00	1.96	77

The following summarizes information regarding the proceeds received by the Company from the exercise of stock options during 2017 and 2016:

	2017	2016
	(Dollars in thousands, except per share data)
Proceeds received	$19	$56
Number of shares exercised	1,000	2,500
Weighted average price per share	$19.60	$22.24
Total intrinsic value of options exercised	$25	$21

There were no stock options exercised during 2018. As of December 31, 2018, there was no unrecognized compensation cost as all options under both plans were fully vested and exercisable.

Note 16.  Earnings Per Share

The following table presents the reconciliation of the calculation of basic earnings per share for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
	(Dollars in thousands, except per share data)
Net income	$7,072	$8,449	$8,511
Weighted average common shares outstanding	4,465,675	4,462,192	4,459,001
Basic earnings per share	$1.58	$1.89	$1.91

Basic earnings per share were computed by dividing net income by the weighted average number of shares outstanding during the year. There were incentive stock options with respect to 7,500 shares outstanding at December 31, 2018 and 2017, and 8,500 shares outstanding at December 31, 2016, excluded from the computation of diluted earnings per share since dilution resulting from these stock options is immaterial.

Note 17.  Financial Instruments With Off-Balance-Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, interest rate caps and floors written on adjustable-rate loans, commitments to participate in or sell loans, commitments to buy or sell securities, guarantees on certain sold loans and risk-sharing commitments on certain sold loans under the MPF program with the FHLB. At December 31, 2018 and 2017, the Company had binding loan commitments to sell residential mortgage loans at fixed rates totaling $2.7 million and $4.2 million, respectively. The fair value of these commitments is not material to the Company's financial statements.
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
The Company generally requires collateral or other security to support financial instruments with credit risk. The following table shows financial instruments outstanding whose contract amount represents credit risk at December 31:

	Contract or Notional Amount
	2018	2017
	(Dollars in thousands)
Commitments to originate loans	$22,673	$25,394
Unused lines of credit	109,457	85,906
Standby and commercial letters of credit	2,308	2,064
Credit card arrangements	259	1,326
MPF credit enhancement obligation, net (See Note 18)	684	640
Commitment for purchase of Jericho branch property	1,220	—
Commitment for construction of Williston branch	3,208	—
Commitment to purchase investment in a real estate limited partnership	—	1,470
Contract commitment for renovation project	—	662
Total	$139,809	$117,462
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
The Company did not hold or issue derivative instruments or hedging instruments during the years ended December 31, 2018 and 2017.

Note 18. Commitments and Contingencies
Contingent Liabilities: The Company sells 1-4 family residential mortgage loans under the MPF program with FHLB (See Note 17). Under this program the Company shares in the credit risk of each mortgage loan, while receiving fee income in return. The Company is responsible for a Credit Enhancement Obligation based on the credit quality of these loans. FHLB funds a First Loss Account based on the Company's outstanding MPF mortgage loan balances. This creates a laddered approach to sharing in any losses. In the event of default, homeowner's equity and private mortgage insurance, if any, are the first sources of repayment; the FHLB First Loss Account funds are then utilized, followed by the member's Credit Enhancement Obligation, with the balance the responsibility of FHLB. These loans meet specific underwriting standards of the FHLB. As of December 31, 2018, the Company had sold $30.6 million in loans through the MPF program since inception of its participation in the program, with an outstanding principal balance of $15.5 million as of such date.

The volume of loans sold to the MPF program and the corresponding credit obligation are closely monitored by management. As of December 31, 2018 and 2017, the notional amount of the maximum contingent contractual liability related to this program was $702 thousand and $665 thousand, respectively, of which $18 thousand and $25 thousand had been recorded as a reserve through Accrued interest and other liabilities at December 31, 2018 and 2017, respectively.

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
Mutual funds: Mutual funds have been valued using unadjusted quoted prices from active markets and therefore have been classified as Level 1.

Assets measured at fair value on a recurring basis at December 31, 2018 and 2017, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurement
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018:	(Dollars in thousands)
Investment securities available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$6,321	$—	$6,321	$—
Agency MBS	36,252	—	36,252	—
State and political subdivisions	23,171	—	23,171	—
Corporate	7,661	—	7,661	—
Total debt securities	$73,405	$—	$73,405	$—

Other investments:
Mutual funds	$556	$556	$—	$—

December 31, 2017:
Investment securities available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$7,695	$—	$7,695	$—
Agency MBS	28,116	—	28,116	—
State and political subdivisions	24,714	—	24,714	—
Corporate	4,393	—	4,393	—
Total debt securities	64,918	—	64,918	—
Mutual funds	521	521	—	—
Total	$65,439	$521	$64,918	$—

There were no transfers in or out of Levels 1 and 2 for the year ended December 31, 2018, nor were there any Level 3 assets at any time during the period. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as collateral-dependent impaired loans, HTM investment securities, MSRs and OREO, were not considered material at December 31, 2018 or 2017. The Company has not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.
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

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	December 31, 2018
	Fair Value Measurement
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$37,289	$37,289	$37,289	$—	$—
Interest bearing deposits in banks	9,300	9,177	—	9,177	—
Investment securities	73,961	73,961	556	73,405	—
Loans held for sale	2,899	2,954	—	2,954	—
Loans, net
Residential real estate	186,225	183,836	—	—	183,836
Construction real estate	54,786	54,694	—	—	54,694
Commercial real estate	273,609	272,187	—	—	272,187
Commercial	46,943	45,713	—	—	45,713
Consumer	3,223	3,193	—	—	3,193
Municipal	72,874	72,689	—	—	72,689
Accrued interest receivable	2,812	2,812	—	423	2,389
Nonmarketable equity securities	2,376	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	132,971	132,971	132,971	—	—
Interest bearing	444,722	444,722	444,722	—	—
Time	129,077	127,554	—	127,554	—
Borrowed funds
Short-term	370	370	370	—	—
Long-term	27,451	27,374	—	27,374	—
Accrued interest payable	203	203	—	203	—

	December 31, 2017
	Fair Value Measurement
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$38,508	$38,508	$38,508	$—	$—
Interest bearing deposits in banks	9,352	9,333	—	9,333	—
Investment securities	66,439	66,438	521	65,917	—
Loans held for sale	7,947	8,111	—	8,111	—
Loans, net
Residential real estate	177,880	178,818	—	—	178,818
Construction real estate	42,505	42,069	—	—	42,069
Commercial real estate	251,566	248,746	—	—	248,746
Commercial	50,393	49,132	—	—	49,132
Consumer	3,869	3,919	—	—	3,919
Municipal	55,789	55,778	—	—	55,778
Accrued interest receivable	2,500	2,500	—	395	2,105
Nonmarketable equity securities	2,331	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	127,824	127,824	127,824	—	—
Interest bearing	418,621	418,621	418,621	—	—
Time	101,129	99,967	—	99,967	—
Borrowed funds
Short-term	1,365	1,364	1,364	—	—
Long-term	30,216	29,039	—	29,039	—
Accrued interest payable	97	97	—	97	—
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
Aggregate loan transactions with related parties for the years ended December 31 were as follows:

	2018	2017
	(Dollars in thousands)
Balance, January 1,	$961	$475
New loans and advances on lines	827	945
Repayments	(1,039)	(459)
Balance, December 31,	$749	$961
Balance available on lines of credit or loan commitments	$693	$669

There were no loans to related parties that were past due, in nonaccrual status or that had been restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower, or that were considered classified at December 31, 2018 or 2017.
Deposit accounts with related parties were $1.2 million and $969 thousand at December 31, 2018 and 2017, respectively. Union's Asset Management Group also invested $397 thousand and $472 thousand in certificates of deposit with Union at December 31, 2018 and 2017, respectively.

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
Under the current guidelines, banking organizations must have a minimum total risk-based capital ratio of 8.0%, a minimum Tier I risk-based capital ratio of 6.0%, a minimum common equity Tier I risk-based capital ratio of 4.5%, and a minimum leverage ratio of 4.0% in order to be "adequately capitalized." In addition to these requirements, banking organizations must maintain a 2.5% capital conservation buffer consisting of common Tier I equity, subject to a transition schedule. Effective January 1, 2018, the Company and the Bank were required to maintain a capital conservation buffer of 1.875%, increasing the minimum required total risk-based capital, Tier I risk-based and common equity Tier I capital to risk-weighted assets they must maintain to avoid limits on capital distributions and certain bonus payments to executive officers and similar employees. The fully phased-in 2.5% capital conservation buffer became effective for the Company on January 1, 2019.
In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act was signed into law. This act rolls back certain provisions of the Dodd-Frank Act of 2010 providing relief to all but the largest banking organizations in the United States. A banking organization with less than $10 billion in assets may be exempt from current leverage and risk-based capital ratio requirements if it maintains a community bank leverage ratio ("CBLR") above a threshold to be set by federal banking regulators between eight and 10 percent. The banking organization will be deemed "well capitalized" if it meets the CBLR. As of December 31, 2018, the banking regulators had not yet taken final action to establish the percentage for the CBLR.
The Company and Bank's risk-based capital ratios exceeded regulatory guidelines at December 31, 2018 and December 31, 2017, and, specifically, the Bank was "well capitalized" under Prompt Corrective Action provisions for each period. There were no conditions or events that occurred subsequent to December 31, 2018 that would change the Company or Bank's regulatory capital categorization.
Union's and the Company's regulatory capital amounts and ratios as of the balance sheet dates are presented in the following tables:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:	(Dollars in thousands)
Total capital to risk weighted assets	$68,616	12.86%	$42,685	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	62,877	11.78%	32,026	6.00%	N/A	N/A
Common Equity Tier 1 to risk weighted assets	62,877	11.78%	24,019	4.50%	N/A	N/A
Tier 1 capital to average assets	62,877	8.03%	31,321	4.00%	N/A	N/A

Union:
Total capital to risk weighted assets	$68,305	12.82%	$42,624	8.00%	$53,280	10.00%
Tier 1 capital to risk weighted assets	62,566	11.75%	31,949	6.00%	42,598	8.00%
Common Equity Tier 1 to risk weighted assets	62,566	11.75%	23,961	4.50%	34,611	6.50%
Tier 1 capital to average assets	62,566	8.00%	31,283	4.00%	39,104	5.00%

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
As of December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Company:	(Dollars in thousands)
Total capital to risk weighted assets	$66,472	13.66%	$38,929	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets	61,064	12.55%	29,194	6.00%	N/A	N/A
Common Equity Tier 1 to risk weighted assets	61,064	12.55%	21,895	4.50%	N/A	N/A
Tier 1 capital to average assets	61,064	8.46%	28,872	4.00%	N/A	N/A

Union:
Total capital to risk weighted assets	$66,212	13.64%	$38,834	8.00%	$48,543	10.00%
Tier 1 capital to risk weighted assets	60,804	12.52%	29,139	6.00%	38,852	8.00%
Common Equity Tier 1 to risk weighted assets	60,804	12.52%	21,854	4.50%	31,568	6.50%
Tier 1 capital to average assets	60,804	8.43%	28,851	4.00%	36,064	5.00%

Dividends paid by Union are the primary source of funds available to the Company for payment of dividends to its stockholders. Union is subject to certain requirements imposed by federal banking laws and regulations, which among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by Union to the Company.

Note 22.  Treasury Stock
The basis for the carrying value of the Company's treasury stock is the purchase price of the shares at the time of purchase. The Company maintains a limited stock repurchase plan which authorizes the repurchase of up to 2,500 shares of its common stock each calendar quarter in open market purchases or privately negotiated transactions, as management may deem advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase program, which was initially adopted in 2010, was most recently reauthorized in December 2018 and will expire on December 31, 2019 unless reauthorized. The Company repurchased 2,209 shares under this program, at a total cost of $107 thousand during 2018, while 1,430 shares, at a total cost of $60 thousand were repurchased under the program during 2017. Since inception, the Company had repurchased 17,393 shares of its common stock as of December 31, 2018, at prices ranging from $17.86 to $48.82 per share and at a total cost of $458 thousand.
The Company maintains a Dividend Reinvestment and Stock Purchase Plan (DRIP) whereby registered stockholders may elect to reinvest cash dividends and optional cash contributions to purchase additional shares of the Company's common stock. The Company has reserved 200,000 shares of its common stock for issuance and sale under the DRIP. As of December 31, 2018, 1,460 shares of stock had been issued from treasury stock under the DRIP, since inception.

Note 23. Other Comprehensive Loss
The components of Accumulated OCI, net of tax, at December 31 were:

	2018	2017
	(Dollars in thousands)
Net unrealized loss on investment securities available-for-sale	$(1,023)	$(301)
Defined benefit pension plan net unrealized actuarial loss	—	(4,795)
Total	$(1,023)	$(5,096)

The following table discloses the tax effects allocated to each component of OCI for the years ended:

	December 31, 2018			December 31, 2017			December 31, 2016
	Before-Tax Amount	Tax (Expense) or Benefit (1)	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) or Benefit (1)	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) or Benefit (1)	Net-of-Tax Amount
	(Dollars in thousands)
Investment securities available-for-sale:
Net unrealized holding gains (losses) arising during the year on investment securities available-for-sale	$(905)	$191	$(714)	$641	$(218)	$423	$(894)	$304	$(590)
Reclassification adjustment for net gains on investment securities available-for-sale realized in net income	(10)	2	(8)	(17)	6	(11)	(71)	24	(47)
Total	(915)	193	(722)	624	(212)	412	(965)	328	(637)
Defined benefit pension plan:
Net actuarial gain (loss) arising during the year	1,546	(325)	1,221	(2,311)	786	(1,525)	(680)	231	(449)
Reclassification adjustment for amortization of net actuarial loss realized in net income	502	(105)	397	203	(69)	134	165	(56)	109
Reclassification adjustment for recognized settlement loss	4,022	(845)	3,177	—	—	—	—	—	—
Total	6,070	(1,275)	4,795	(2,108)	717	(1,391)	(515)	175	(340)
Total other comprehensive loss	$5,155	$(1,082)	$4,073	$(1,484)	$505	$(979)	$(1,480)	$503	$(977)
__________________

(1)	Tax expense/benefit is calculated using a marginal tax rate of 21% and 34% for the years ended December 31, 2018 and 2017, respectively.

The following table discloses information concerning the reclassification adjustments from OCI for the years ended December 31:

Reclassification Adjustment Description	2018	2017	2016	Affected Line Item in Consolidated Statements of Income
	(Dollars in thousands)
Investment securities available-for-sale:
Net gains on investment securities available-for-sale	$(10)	$(17)	$(71)	Net gains on sales of investment securities available-for-sale
Tax benefit (1)	2	6	24	Provision for income taxes
	(8)	(11)	(47)	Net income
Defined benefit pension plan:
Net actuarial loss	502	203	165	Pension expense (benefit)
Recognized settlement loss	4,022	—	—	Pension expense (benefit)
	4,524	203	165	Income before provision for income taxes
Tax expense (1)	(950)	(69)	(56)	Provision for income taxes
	3,574	134	109	Net income
Total reclassifications	$3,566	$123	$62	Net income
__________________

(1)	Tax expense/benefit is calculated using a marginal tax rate of 21% and 34% for the years ended December 31, 2018 and 2017, respectively.

Note 24. Subsequent Events
Events occurring subsequent to December 31, 2018 have been evaluated as to their potential impact on the consolidated financial statements.

On January 16, 2019, the Board of Directors declared a cash dividend of $0.31 per share for the quarter, an increase of 3.3% from the cash dividend of $0.30 paid in recent prior quarters. The dividend is payable February 7, 2019 to shareholders of record as of January 28, 2019.

Note 25.  Condensed Financial Information (Parent Company Only)
The following condensed financial statements are for Union Bankshares, Inc. (Parent Company Only), and should be read in conjunction with the consolidated financial statements of Union Bankshares, Inc. and Subsidiary.
UNION BANKSHARES, INC. (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS
December 31, 2018 and 2017

	2018	2017
	(Dollars in thousands)
ASSETS
Cash	$48	$77
Investment securities available-for-sale	—	99
Other investments	67	—
Investment in subsidiary - Union	64,180	58,401
Other assets	767	843
Total assets	$65,062	$59,420
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Other liabilities	$571	$759
Total liabilities	571	759
STOCKHOLDERS' EQUITY
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,943,690 shares issued at December 31, 2018 and 4,940,961 shares issued at December 31, 2017	9,888	9,882
Additional paid-in capital	894	755
Retained earnings	58,911	57,197
Treasury stock at cost; 477,011 shares at December 31, 2018 and 475,385 shares at December 31, 2017	(4,179)	(4,077)
Accumulated other comprehensive loss	(1,023)	(5,096)
Total stockholders' equity	64,491	58,661
Total liabilities and stockholders' equity	$65,062	$59,420
The investment in subsidiary is carried under the equity method of accounting. The investment in subsidiary and cash, which is on deposit with Union, have been eliminated in consolidation.

UNION BANKSHARES, INC. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF INCOME
Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
Revenues	(Dollars in thousands)
Dividends - bank subsidiary - Union	$5,625	$5,550	$5,050
Other income	254	30	40
Total revenues	5,879	5,580	5,090
Expenses
Interest	18	27	25
Administrative and other	419	400	441
Total expenses	437	427	466
Income before applicable income tax benefit and equity in undistributed net income of subsidiary	5,442	5,153	4,624
Applicable income tax benefit	(89)	(59)	(153)
Income before equity in undistributed net income of subsidiary	5,531	5,212	4,777
Equity in undistributed net income - Union	1,541	3,237	3,734
Net income	$7,072	$8,449	$8,511
UNION BANKSHARES, INC. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES	(Dollars in thousands)
Net income	$7,072	$8,449	$8,511
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of Union	(1,541)	(3,237)	(3,734)
(Increase) decrease in other assets	(205)	(70)	38
(Decrease) increase in other liabilities	(233)	80	(45)
Net cash provided by operating activities	5,093	5,222	4,770
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investment securities available-for-sale	44	17	16
Purchases of investment securities available-for-sale	(12)	(19)	(4)
Proceeds of Company-owned life insurance death benefit	281	—	99
Net cash provided by (used in) investing activities	313	(2)	111
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(5,328)	(5,151)	(4,939)
Issuance of common stock	—	19	56
Purchase of treasury stock	(107)	(60)	(6)
Net cash used in financing activities	(5,435)	(5,192)	(4,889)
Net (decrease) increase in cash	(29)	28	(8)
Cash, beginning of year	77	49	57
Cash, end of year	$48	$77	$49
Supplemental Disclosures of Cash Flow Information
Interest paid	$18	$27	$25
Dividends paid on Common Stock:
Dividends declared	$5,358	$5,176	$4,949
Dividends reinvested	(30)	(25)	(10)
	$5,328	$5,151	$4,939

Note 26.  Quarterly Financial Data (Unaudited)

A summary of consolidated financial data for each of the four quarters of 2018, 2017 and 2016 is presented below:

	Quarters in 2018 Ended
	March 31,	June 30,	Sept. 30,	Dec 31,
	(Dollars in thousands, except per share data)
Interest and dividend income	$7,571	$7,943	$8,095	$8,571
Interest expense	647	731	1,086	1,117
Net interest income	6,924	7,212	7,009	7,454
Provision for loan losses	—	150	150	150
Noninterest income	2,471	2,152	2,452	2,398
Noninterest expenses	6,135	6,318	6,547	10,363
Net income	2,747	2,450	2,311	(436)
Earnings per common share	$0.62	$0.54	$0.52	$(0.10)

	Quarters in 2017 Ended
	March 31,	June 30,	Sept. 30,	Dec 31,
	(Dollars in thousands, except per share data)
Interest and dividend income	$6,839	$7,101	$7,397	$7,680
Interest expense	537	516	587	615
Net interest income	6,302	6,585	6,810	7,065
Provision for loan losses	—	—	150	50
Noninterest income	2,233	2,333	2,506	2,323
Noninterest expenses	5,941	5,871	5,941	6,152
Net income	1,930	2,227	2,370	1,922
Earnings per common share	$0.43	$0.50	$0.53	$0.43

	Quarters in 2016 Ended
	March 31,	June 30,	Sept. 30,	Dec 31,
	(Dollars in thousands, except per share data)
Interest and dividend income	$6,448	$6,688	$6,786	$6,914
Interest expense	513	519	471	558
Net interest income	5,935	6,169	6,315	6,356
Provision for loan losses	75	75	—	—
Noninterest income	2,186	2,597	2,804	2,553
Noninterest expenses	5,703	5,808	6,024	6,121
Net income	1,759	2,139	2,268	2,345
Earnings per common share	$0.39	$0.48	$0.51	$0.53

Note 27. Other Noninterest Income and Other Noninterest Expenses

The components of other noninterest income and other noninterest expenses which are in excess of one percent of total revenues for the years ended December 31, 2018, 2017 and 2016 were as follows:

	2018	2017	2016
Income	(Dollars in thousands)
Income from life insurance	$488	$244	$339
Other income	226	141	224
Total other income	$714	$385	$563

Expenses
ATM and debit card expense	$690	$698	$639
Advertising and public relations	456	469	507
Vermont franchise tax	620	582	555
Professional fees	625	573	731
Trust expenses	347	362	409
Director and advisory board fees	450	405	368
Other expenses	3,562	3,228	3,341
Total other expenses	$6,750	$6,317	$6,550

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Union Bankshares, Inc. and Subsidiary

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Union Bankshares, Inc. and Subsidiary (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Board of Directors and Stockholders
Union Bankshares, Inc. and Subsidiary

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
March 15, 2019

Vermont Registration No. 92-0000278

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2018. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company's management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.

Management's Report on Internal Control Over Financial Reporting. The Company's management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f). The Company's management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the evaluation, the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2018.

Berry Dunn McNeil & Parker, LLC, an independent registered public accounting firm, which has audited and reported on the consolidated financial statements contained in this Form 10-K, has issued its written audit report on the Company’s internal control over financial reporting. This report can be found on page 90.

There have been no changes in the Company's internal controls over financial reporting during the fourth quarter of 2018 that have materially affected, or that are reasonably likely to materially affect, the Company's internal controls over financial reporting. While the Company believes that its existing disclosure controls and procedures have been effective to accomplish these objectives, the Company intends to continue to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

Item 9B. Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information from the Company's Proxy Statement for the 2019 Annual Meeting of Shareholders is hereby incorporated by reference:

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

Item 11. Executive Compensation

The following information from the Company's Proxy Statement for the 2019 Annual Meeting of Shareholders is hereby incorporated by reference:

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following information from the Company's Proxy Statement for the 2019 Annual Meeting of Shareholders is hereby incorporated by reference:

Information regarding the share ownership of management and principal shareholders under the caption “SHARE OWNERSHIP INFORMATION - Share Ownership of Management and Principal Holders”.

The following table summarizes certain information regarding securities available for issuance under the Company's equity compensation plans as of December 31, 2018:

Equity Compensation Plan Information as of December 31, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a) (1)	(b) (2)	(c) (3)

Equity compensation plans approved by security holders	13,543	$23.20	23,563
Equity compensation plans not approved by security holders	—	—	—

Total	13,543	$23.20	23,563
____________________

(1)
Includes 3,000 shares issuable upon exercise of incentive stock options granted under the 2008 ISO Plan, 4,500 shares issuable upon exercise of incentive stock options granted under the 2014 Equity Plan, and 6,043 shares issuable upon vesting of restricted stock units (“RSUs”) granted under the 2014 Equity Plan for which 2018, 2017 and 2016 performance conditions have been satisfied but which are also subject to time-based vesting conditions.

(2)	Calculated solely with respect to outstanding stock options; RSUs not included in calculation.

(3)	All of such shares are available for issuance pursuant to future awards under the 2014 Equity Plan.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

The following information from the Company's Proxy Statement for the 2019 Annual Meeting of Shareholders is hereby incorporated by reference:

Information regarding transactions with management and directors under the caption “PROPOSAL I: TO ELECT DIRECTORS - Transactions with Management and Directors”.

Information regarding Director independence under the caption "PROPOSAL I: TO ELECT DIRECTORS - Director Independence."

Item 14. Principal Accountant Fees and Services

The following information from the Company's Proxy Statement for the 2019 Annual Meeting of Shareholders is hereby incorporated by reference:

Information on fees paid to the Independent Auditors set forth under the caption “PROPOSAL 4: RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS - Fees Paid to Independent Auditors”.

Description of Audit Committee pre-approval guidelines set forth under the caption “PROPOSAL 4: RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS - Fees Paid to Independent Auditors”.

PART IV
Item 15. Exhibits, Financial Statement Schedules
Documents Filed as Part of this Report:

(1)	The following consolidated financial statements are included:

1)	Consolidated Balance Sheets at December 31, 2018 and 2017

2)	Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016

3)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016

4)	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2018, 2017 and 2016

5)	Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016

6)	Notes to the Consolidated Financial Statements

7)	Report of Independent Registered Public Accounting Firm

(2)	The following exhibits are either filed herewith as part of this report, or are incorporated herein by reference:

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
101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) the audited consolidated balance sheets, (ii) the audited consolidated statements of income for the years ended December 31, 2018, 2017 and 2016, (iii) the audited consolidated statements of comprehensive income, (iv) the audited consolidated statement of changes in stockholders' equity, (v) the audited consolidated statements of cash flows and (vi) related notes.

____________________

*	denotes compensatory plan or agreement

**
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of March 15, 2019.
 Union Bankshares, Inc.

By:	/s/ David S. Silverman	By:	/s/ Karyn J. Hale
	David S. Silverman		Karyn J. Hale
	Chief Executive Officer and President		Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 15, 2019.

Name	Title
/s/ David S. Silverman	Director, Chief Executive Officer and President
David S. Silverman	(Principal Executive Officer)

/s/ Karyn J. Hale	Chief Financial Officer
Karyn J. Hale	(Principal Financial/Accounting Officer)

/s/ Kenneth D. Gibbons	Director, Chairman of the Board
Kenneth D. Gibbons

/s/ Cornelius J. Van Dyke	Director, Vice Chairman of the Board
Cornelius J. Van Dyke

/s/ Steven J. Bourgeois	Director
Steven J. Bourgeois

/s/ Dawn D. Bugbee	Director
Dawn D. Bugbee

/s/ John M. Goodrich	Director
John M. Goodrich

/s/ Nancy C. Putnam	Director
Nancy C. Putnam

/s/ Timothy W. Sargent	Director
Timothy W. Sargent

/s/ John H. Steel	Director
John H. Steel

/s/ Schuyler W. Sweet	Director
Schuyler W. Sweet

EXHIBIT INDEX *

21.1	Subsidiaries of the Company.

23.1	Consent of Berry Dunn McNeil & Parker, LLC

31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) the audited consolidated balance sheets, (ii) the audited consolidated statements of income for the years ended December 31, 2018, 2017 and 2016, (iii) the audited consolidated statements of comprehensive income, (iv) the audited consolidated statements of changes in stockholders' equity, (v) the audited consolidated statements of cash flows and (vi) related notes.

____________________

*	other than exhibits incorporated by reference to prior filings.

**
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.