Form 10-Q
period 2019-03-31
UNION BANKSHARES INC
filed 2019-05-08
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2019

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
Yes [X]      No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ]      No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2019.

Common Stock, $2 par value	4,467,631	shares

UNION BANKSHARES, INC.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets	(Dollars in thousands)
Cash and due from banks	$3,706	$4,045
Federal funds sold and overnight deposits	22,886	33,244
Cash and cash equivalents	26,592	37,289
Interest bearing deposits in banks	8,553	9,300
Investment securities available-for-sale	79,514	73,405
Other investments	621	556
Total investments	80,135	73,961
Loans held for sale	5,647	2,899
Loans	649,818	642,461
Allowance for loan losses	(5,572)	(5,739)
Net deferred loan costs	951	938
Net loans	645,197	637,660
Premises and equipment, net	18,767	16,073
Company-owned life insurance	9,096	9,040
Other assets	19,345	19,115
Total assets	$813,332	$805,337
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$127,838	$132,971
Interest bearing	425,897	444,722
Time	146,638	129,077
Total deposits	700,373	706,770
Borrowed funds	37,784	27,821
Accrued interest and other liabilities	8,444	6,255
Total liabilities	746,601	740,846
Commitments and Contingencies
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,944,689 shares issued at March 31, 2019 and 4,943,690 shares issued at December 31, 2018	9,890	9,888
Additional paid-in capital	967	894
Retained earnings	60,147	58,911
Treasury stock at cost; 477,064 shares at March 31, 2019 and 477,011 shares at December 31, 2018	(4,190)	(4,179)
Accumulated other comprehensive loss	(83)	(1,023)
Total stockholders' equity	66,731	64,491
Total liabilities and stockholders' equity	$813,332	$805,337

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 1

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$7,902	$6,999
Interest on debt securities:
Taxable	401	289
Tax exempt	131	145
Dividends	104	40
Interest on federal funds sold and overnight deposits	61	53
Interest on interest bearing deposits in banks	55	45
Total interest and dividend income	8,654	7,571
Interest expense
Interest on deposits	1,065	533
Interest on borrowed funds	165	114
Total interest expense	1,230	647
Net interest income	7,424	6,924
Provision for loan losses	50	—
Net interest income after provision for loan losses	7,374	6,924
Noninterest income
Trust income	168	193
Service fees	1,426	1,487
Net gains on sales of investment securities available-for-sale	4	—
Net gains on sales of loans held for sale	374	295
Other income	198	496
Total noninterest income	2,170	2,471
Noninterest expenses
Salaries and wages	2,798	2,649
Employee benefits	996	958
Occupancy expense, net	438	395
Equipment expense	565	535
Other expenses	1,727	1,598
Total noninterest expenses	6,524	6,135
Income before provision for income taxes	3,020	3,260
Provision for income taxes	399	513
Net income	$2,621	$2,747
Earnings per common share	$0.59	$0.62
Weighted average number of common shares outstanding	4,467,376	4,465,600
Dividends per common share	$0.31	$0.30

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 2

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Net income	$2,621	$2,747
Other comprehensive income (loss), net of tax:
Investment securities available-for-sale:
Net unrealized holding gains (losses) arising during the period on investment securities available-for-sale	943	(950)
Reclassification adjustment for net gains on sales of investment securities available-for-sale realized in net income	(3)	—
Total other comprehensive income (loss)	940	(950)
Total comprehensive income	$3,561	$1,797

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 3

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Three Months Ended March 31, 2019 and 2018 (Unaudited)

	Common Stock
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances December 31, 2018	4,466,679	$9,888	$894	$58,911	$(4,179)	$(1,023)	$64,491
Net income	—	—	—	2,621	—	—	2,621
Other comprehensive income	—	—	—	—	—	940	940
Dividend reinvestment plan	246	—	10	—	2	—	12
Cash dividends declared ($0.31 per share)	—	—	—	(1,385)	—	—	(1,385)
Stock based compensation expense	—	—	43	—	—	—	43
Exercise of stock options	1,000	2	20	—	—	—	22
Purchase of treasury stock	(300)	—	—	—	(13)	—	(13)
Balances March 31, 2019	4,467,625	$9,890	$967	$60,147	$(4,190)	$(83)	$66,731

Balances, December 31, 2017	4,465,576	$9,882	$755	$57,197	$(4,077)	$(5,096)	$58,661
Net income	—	—	—	2,747	—	—	2,747
Other comprehensive loss	—	—	—	—	—	(950)	(950)
Dividend reinvestment plan	141	—	7	—	1	—	8
Cash dividends declared ($0.30 per share)	—	—	—	(1,340)	—	—	(1,340)
Stock based compensation expense	—	—	41	—	—	—	41
Purchase of treasury stock	(60)	—	—	—	(3)	—	(3)
Balances, March 31, 2018	4,465,657	$9,882	$803	$58,604	$(4,079)	$(6,046)	$59,164

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 4

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash Flows From Operating Activities	(Dollars in thousands)
Net income	$2,621	$2,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	337	301
Provision for loan losses	50	—
Deferred income tax provision	8	41
Net amortization of investment securities	87	93
Equity in losses of limited partnerships	162	140
Stock based compensation expense	43	41
Net increase in unamortized loan costs	(13)	(2)
Proceeds from sales of loans held for sale	21,779	23,384
Origination of loans held for sale	(24,153)	(18,080)
Net gains on sales of loans held for sale	(374)	(295)
Net gain on disposals of premises and equipment	—	(191)
Net gains on sales of investment securities available-for-sale	(4)	—
Net gain on sales of other real estate owned	—	(11)
(Increase) decrease in accrued interest receivable	(248)	32
Amortization of core deposit intangible	43	43
Decrease in other assets	281	403
Increase in other liabilities	492	474
Net cash provided by operating activities	1,111	9,120
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	996	996
Purchases	(249)	(1,245)
Investment securities held-to-maturity
Proceeds from maturities, calls and paydowns	—	1,000
Investment securities available-for-sale
Proceeds from sales	6,510	—
Proceeds from maturities, calls and paydowns	1,580	1,539
Purchases	(13,092)	(6,358)
Other investments
Proceeds from sales	—	44
Purchases	(65)	(24)
Net increase in nonmarketable stock	(213)	(105)
Net increase in loans	(7,578)	(5,051)
Recoveries of loans charged off	4	3
Purchases of premises and equipment	(1,545)	(357)
Proceeds from Company-owned life insurance death benefit	—	307
Investments in limited partnerships	(358)	—
Proceeds from sales of premises and equipment	—	204
Proceeds from sales of other real estate owned	—	47
Net cash used in investing activities	(14,010)	(9,000)

Union Bankshares, Inc. Page 5

Cash Flows From Financing Activities
Advances on long-term borrowings	45,000	7,000
Repayment of long-term debt	(35,000)	(6,072)
Net decrease in short-term borrowings outstanding	(37)	(1,244)
Net (decrease) increase in noninterest bearing deposits	(5,133)	1,127
Net decrease in interest bearing deposits	(18,825)	(26,594)
Net increase in time deposits	17,561	1,736
Issuance of common stock	22	—
Purchase of treasury stock	(13)	(3)
Dividends paid	(1,373)	(1,332)
Net cash provided by (used in) financing activities	2,202	(25,382)
Net decrease in cash and cash equivalents	(10,697)	(25,262)
Cash and cash equivalents
Beginning of period	37,289	38,508
End of period	$26,592	$13,246
Supplemental Disclosures of Cash Flow Information
Interest paid	$1,174	$647
Income taxes paid	$—	$—

Supplemental Schedule of Noncash Investing Activities
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	$516	$—
Right-of-use finance lease assets obtained in exchange for finance lease liabilities	$1,486	$—

Dividends paid on Common Stock:
Dividends declared	$1,385	$1,340
Dividends reinvested	(12)	(8)
	$1,373	$1,332

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 6

UNION BANKSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Union Bankshares, Inc. and Subsidiary (together, the Company) as of March 31, 2019, and for the three months ended March 31, 2019 and 2018, have been prepared in conformity with GAAP for interim financial information, general practices within the banking industry, and the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Annual Report). The Company's sole subsidiary is Union Bank. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein, have been made. This information should be read in conjunction with the Company’s 2018 Annual Report. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2019, or any future interim period.
Certain amounts in the 2018 consolidated financial statements have been reclassified to conform to the 2019 presentation.
In addition to the definitions set forth elsewhere in this report, the acronyms, abbreviations and capitalized terms identified below are used throughout this Form 10-Q, including Part I. "Financial Information" and Part II. "Other Information". The following is provided to aid the reader and provide a reference page when reviewing this Form 10-Q.

AFS:	Available-for-sale	IRS:	Internal Revenue Service
ALCO:	Asset Liability Committee	MBS:	Mortgage-backed security
ALL:	Allowance for loan losses	MSRs:	Mortgage servicing rights
ASC:	Accounting Standards Codification	OAO:	Other assets owned
ASU:	Accounting Standards Update	OCI:	Other comprehensive income (loss)
Board:	Board of Directors	OFAC:	U.S. Office of Foreign Assets Control
bp or bps:	Basis point(s)	OREO:	Other real estate owned
Branch Acquisition:	The acquisition of three New Hampshire branches in May 2011	OTTI:	Other-than-temporary impairment
CDARS:	Certificate of Deposit Accounts Registry Service of the Promontory Interfinancial Network	OTT:	Other-than-temporary
Company:	Union Bankshares, Inc. and Subsidiary	Plan:	The Union Bank Pension Plan
DRIP:	Dividend Reinvestment Plan	RD:	USDA Rural Development
FASB:	Financial Accounting Standards Board	RSU:	Restricted Stock Unit
FDIC:	Federal Deposit Insurance Corporation	SBA:	U.S. Small Business Administration
FHA:	U.S. Federal Housing Administration	SEC:	U.S. Securities and Exchange Commission
FHLB:	Federal Home Loan Bank of Boston	TDR:	Troubled-debt restructuring
FRB:	Federal Reserve Board	Union:	Union Bank, the sole subsidiary of Union Bankshares, Inc
FHLMC/Freddie Mac:	Federal Home Loan Mortgage Corporation	USDA:	U.S. Department of Agriculture
GAAP:	Generally Accepted Accounting Principles in the United States	VA:	U.S. Veterans Administration
HTM:	Held-to-maturity	2008 ISO Plan:	2008 Incentive Stock Option Plan of the Company
HUD:	U.S. Department of Housing and Urban Development	2014 Equity Plan:	2014 Equity Incentive Plan
ICS:	Insured Cash Sweeps of the Promontory Interfinancial Network	2018 Annual Report	Annual Report of Form 10-K for the year ended December 31, 2018
		2017 Tax Act:	Tax Cut and Jobs Act of 2017

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
Note 4. Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU was issued to increase transparency and comparability among organizations by recognizing lease assets and liabilities (including operating leases) on the balance sheet and disclosing key information about leasing arrangements. Previous lease accounting did not require the inclusion of operating leases in the balance sheet. In July 2018, the FASB provided additional guidance on implementation of Topic 842 as well as an additional transition method. The ASU, including the updated guidance, is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted this guidance in the first quarter of 2019. The guidance did not significantly change lease accounting requirements applicable to lessors and did not significantly impact the consolidated financial statements in relation to contracts whereby the Company acts as a lessor. Implementation of the guidance resulted in the recording of right-of-use assets and lease liabilities on the consolidated balance sheet, however, it did not have a material impact on the consolidated statements of income. See Note 9 for additional disclosures relating to the Company's lease assets and liabilities.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, which will replace the existing incurred loss model for recognizing credit losses, banks and other lending institutions will be required to recognize the full amount of expected credit losses. The new guidance, which is referred to as the current expected credit loss model ("CECL"), requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses. A modified version of these requirements also applies to debt securities classified as AFS. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within such years. The Company has established a CECL implementation team and developed a transition project plan. The team members have evaluated CECL implementation software providers and the Company has entered into an agreement with Sageworks. Historical data has been compiled and training on utilizing the software for the existing incurred loss model has been completed. Training is ongoing during 2019 surrounding CECL implementation and methodologies, including the running of parallel calculations throughout the year. This will facilitate the implementation process and management's evaluation of the potential impact of the ASU on the Company's consolidated financial statements.
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

Union Bankshares, Inc. Page 8

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

Note 5. Goodwill and Other Intangible Assets
As a result of the 2011 Branch Acquisition, the Company recorded goodwill amounting to $2.2 million which is included in Other assets on the consolidated balance sheets. The goodwill is not amortizable. Goodwill is evaluated for impairment annually, in accordance with current authoritative accounting guidance. Management assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the Company, in total, is less than its carrying amount. Management is not aware of any such events or circumstances that would cause it to conclude that the fair value of the Company is less than its carrying amount.
The Company also initially recorded $1.7 million of acquired identifiable intangible assets in connection with the 2011 Branch Acquisition, representing the core deposit intangible which is subject to straight-line amortization over the estimated 10 year average life of the core deposit base, absent any future impairment. The net core deposit intangible balance of $370 thousand and $412 thousand at March 31, 2019 and December 31, 2018, respectively, is included in Other assets on the consolidated balance sheets. Management will evaluate the core deposit intangible for impairment if conditions warrant.
Amortization expense for the core deposit intangible was $43 thousand for the three months ended March 31, 2019 and 2018. The amortization expense is included in other expenses on the consolidated statements of income and is deductible for tax purposes. As of March 31, 2019, the remaining amortization expense related to the core deposit intangible, absent any future impairment, is expected to be as follows:

(Dollars in thousands)
2019	$129
2020	171
2021	70
Total	$370

Note 6. Investment Securities
AFS securities as of the balance sheet dates consisted of the following:

March 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$7,264	$5	$(136)	$7,133
Agency mortgage-backed	45,623	187	(332)	45,478
State and political subdivisions	18,936	220	(132)	19,024
Corporate	7,795	177	(93)	7,879
Total	$79,618	$589	$(693)	$79,514

Union Bankshares, Inc. Page 9

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$6,528	$1	$(208)	$6,321
Agency mortgage-backed	36,851	84	(683)	36,252
State and political subdivisions	23,527	130	(486)	23,171
Corporate	7,792	18	(149)	7,661
Total	$74,698	$233	$(1,526)	$73,405

There were no investment securities HTM at March 31, 2019 or December 31, 2018. Investment securities AFS with a carrying amount of $3.1 million and $2.5 million at March 31, 2019 and December 31, 2018, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

The amortized cost and estimated fair value of debt securities by contractual scheduled maturity as of March 31, 2019 were as follows:

	Amortized Cost	Fair Value
Available-for-sale	(Dollars in thousands)
Due in one year or less	$200	$201
Due from one to five years	2,708	2,761
Due from five to ten years	20,582	20,633
Due after ten years	10,505	10,441
	33,995	34,036
Agency mortgage-backed	45,623	45,478
Total debt securities available-for-sale	$79,618	$79,514

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

Information pertaining to all investment securities with gross unrealized losses as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

March 31, 2019	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
Debt securities:
U.S. Government- sponsored enterprises	1	$507	$(1)	13	$5,381	$(135)	14	$5,888	$(136)
Agency mortgage-backed	2	3,914	(13)	37	23,857	(319)	39	27,771	(332)
State and political subdivisions	1	359	(1)	18	7,431	(131)	19	7,790	(132)
Corporate	2	991	(9)	5	2,317	(84)	7	3,308	(93)
Total	6	$5,771	$(24)	73	$38,986	$(669)	79	$44,757	$(693)

Union Bankshares, Inc. Page 10

December 31, 2018	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
Debt securities:
U.S. Government- sponsored enterprises	2	$1,184	$(11)	12	$4,854	$(197)	14	$6,038	$(208)
Agency mortgage-backed	5	3,516	(21)	40	26,198	(662)	45	29,714	(683)
State and political subdivisions	4	1,301	(16)	36	15,067	(470)	40	16,368	(486)
Corporate	5	2,424	(12)	5	2,285	(137)	10	4,709	(149)
Total	16	$8,425	$(60)	93	$48,404	$(1,466)	109	$56,829	$(1,526)
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

The Company has the ability to hold the investment securities that had unrealized losses at March 31, 2019 and December 31, 2018 for the foreseeable future and no declines were deemed by management to be OTT.

There were no sales of AFS securities during the three months ended March 31, 2018. The following table presents the proceeds, gross realized gains and gross realized losses from the sale of AFS securities for the three months ended March 31, 2019:

For The Three Months Ended March 31, 2019
(Dollars in thousands)
Proceeds	$6,510

Gross gains	38
Gross losses	(34)
Net gains on sales of investment securities AFS	$4

Note 7.  Loans
Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their unpaid principal balances, adjusted for any charge-offs, the ALL, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

Union Bankshares, Inc. Page 11

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
The composition of Net loans as of the balance sheet dates were as follows:

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Residential real estate	$191,245	$187,320
Construction real estate	57,813	55,322
Commercial real estate	269,531	276,500
Commercial	44,995	47,228
Consumer	3,183	3,241
Municipal	83,051	72,850
Gross loans	649,818	642,461
Allowance for loan losses	(5,572)	(5,739)
Net deferred loan costs	951	938
Net loans	$645,197	$637,660
Qualifying residential first mortgage loans and certain commercial real estate loans with a carrying value of $195.9 million and $167.7 million were pledged as collateral for borrowings from the FHLB under a blanket lien at March 31, 2019 and December 31, 2018, respectively.
A summary of current, past due and nonaccrual loans as of the balance sheet dates follows:

March 31, 2019	Current	30-59 Days	60-89 Days	90 Days and Over and Accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$187,022	$3,196	$286	$169	$572	$191,245
Construction real estate	56,166	585	—	1,023	39	57,813
Commercial real estate	268,101	977	11	300	142	269,531
Commercial	44,933	15	17	—	30	44,995
Consumer	3,161	9	13	—	—	3,183
Municipal	82,584	467	—	—	—	83,051
Total	$641,967	$5,249	$327	$1,492	$783	$649,818

Union Bankshares, Inc. Page 12

December 31, 2018	Current	30-59 Days	60-89 Days	90 Days and Over and Accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$183,624	$1,984	$696	$422	$594	$187,320
Construction real estate	52,807	1,451	1,023	—	41	55,322
Commercial real estate	273,778	1,703	153	718	148	276,500
Commercial	47,163	24	8	—	33	47,228
Consumer	3,215	21	5	—	—	3,241
Municipal	72,789	61	—	—	—	72,850
Total	$633,376	$5,244	$1,885	$1,140	$816	$642,461
There were five residential real estate loans totaling $307 thousand in process of foreclosure at March 31, 2019 and three residential real estate loans totaling $255 thousand and one commercial real estate loan totaling $146 thousand in process of foreclosure at December 31, 2018. Aggregate interest on nonaccrual loans not recognized was $1.3 million and $1.2 million as of March 31, 2019 and 2018, respectively, and $1.3 million as of December 31, 2018.

Note 8.  Allowance for Loan Losses and Credit Quality
The ALL is established for estimated losses in the loan portfolio through a provision for loan losses charged to earnings. For all loan classes, loan losses are charged against the ALL when management believes the loan balance is uncollectible or in accordance with federal guidelines. Subsequent recoveries, if any, are credited to the ALL.

The ALL is maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio as of the balance sheet date. The amount of the ALL is based on management's periodic evaluation of the collectability of the loan portfolio, including the nature, volume and risk characteristics of the portfolio, credit concentrations, trends in historical loss experience, estimated value of any underlying collateral, specific impaired loans and economic conditions. There was no change to the methodology used to estimate the ALL during the first quarter of 2019. While management uses available information to recognize losses on loans, future additions to the ALL may be necessary based on changes in economic conditions or other relevant factors.

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

Union Bankshares, Inc. Page 13

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

Changes in the ALL, by class of loans, for the three months ended March 31, 2019 and 2018 were as follows:

For The Three Months Ended March 31, 2019	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2018	$1,368	$617	$2,933	$354	$23	$82	$362	$5,739
Provision (credit) for loan losses	37	26	(70)	177	2	10	(132)	50
Recoveries of amounts charged off	—	—	—	1	3	—	—	4
	1,405	643	2,863	532	28	92	230	5,793
Amounts charged off	(16)	—	—	(200)	(5)	—	—	(221)
Balance, March 31, 2019	$1,389	$643	$2,863	$332	$23	$92	$230	$5,572

Union Bankshares, Inc. Page 14

For The Three Months Ended March 31, 2018	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2017	$1,361	$488	$2,707	$395	$30	$64	$363	$5,408
Provision (credit) for loan losses	14	6	66	(26)	(4)	(1)	(55)	—
Recoveries of amounts charged off	—	—	—	—	3	—	—	3
	1,375	494	2,773	369	29	63	308	5,411
Amounts charged off	—	—	—	(2)	(4)	—	—	(6)
Balance, March 31, 2018	$1,375	$494	$2,773	$367	$25	$63	$308	$5,405

The allocation of the ALL, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates, was as follows:

March 31, 2019	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$46	$—	$11	$10	$—	$—	$—	$67
Collectively evaluated for impairment	1,343	643	2,852	322	23	92	230	5,505
Total allocated	$1,389	$643	$2,863	$332	$23	$92	$230	$5,572

December 31, 2018	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$47	$—	$9	$10	$—	$—	$—	$66
Collectively evaluated for impairment	1,321	617	2,924	344	23	82	362	5,673
Total allocated	$1,368	$617	$2,933	$354	$23	$82	$362	$5,739

The recorded investment in loans, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates, was as follows:

March 31, 2019	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,720	$114	$1,669	$340	$—	$—	$3,843
Collectively evaluated for impairment	189,525	57,699	267,862	44,655	3,183	83,051	645,975
Total	$191,245	$57,813	$269,531	$44,995	$3,183	$83,051	$649,818

December 31, 2018	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,678	$119	$2,276	$352	$—	$—	$4,425
Collectively evaluated for impairment	185,642	55,203	274,224	46,876	3,241	72,850	638,036
Total	$187,320	$55,322	$276,500	$47,228	$3,241	$72,850	$642,461

Union Bankshares, Inc. Page 15

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

The following tables summarize the loan ratings applied by management to the Company's loans by class as of the balance sheet dates:

March 31, 2019	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$171,119	$39,796	$168,657	$32,460	$3,141	$83,051	$498,224
Satisfactory/Monitor	17,435	17,894	98,049	11,350	42	—	144,770
Substandard	2,691	123	2,825	1,185	—	—	6,824
Total	$191,245	$57,813	$269,531	$44,995	$3,183	$83,051	$649,818

December 31, 2018	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$170,416	$41,141	$174,802	$34,303	$3,209	$72,850	$496,721
Satisfactory/Monitor	14,008	14,053	98,327	12,150	31	—	138,569
Substandard	2,896	128	3,371	775	1	—	7,171
Total	$187,320	$55,322	$276,500	$47,228	$3,241	$72,850	$642,461

Union Bankshares, Inc. Page 16

The following tables provide information with respect to impaired loans by class of loan as of and for the three months ended March 31, 2019 and March 31, 2018:

	As of March 31, 2019			For The Three Months Ended March 31, 2019
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$226	$235	$46
Commercial real estate	192	192	11
Commercial	12	13	10
With an allowance recorded	430	440	67

Residential real estate	1,494	2,109	—
Construction real estate	114	131	—
Commercial real estate	1,477	1,569	—
Commercial	328	329	—
With no allowance recorded	3,413	4,138	—

Residential real estate	1,720	2,344	46	$1,699	$19
Construction real estate	114	131	—	116	1
Commercial real estate	1,669	1,761	11	1,973	40
Commercial	340	342	10	346	5
Total	$3,843	$4,578	$67	$4,134	$65
____________________

(1)	Does not reflect government guaranties on impaired loans as of March 31, 2019 totaling $630 thousand.

	As of March 31, 2018			For The Three Months Ended March 31, 2018
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$1,793	$2,318	$44	$1,755	$12
Construction real estate	81	81	—	82	1
Commercial real estate	1,056	1,137	—	1,065	16
Commercial	374	374	6	376	8
Total	$3,304	$3,910	$50	$3,278	$37
____________________

(1)	Does not reflect government guaranties on impaired loans as of March 31, 2018 totaling $533 thousand.

Union Bankshares, Inc. Page 17

The following table provides information with respect to impaired loans by class of loan as of December 31, 2018:

	December 31, 2018
	Recorded Investment (1)	Principal Balance (1)	Related Allowance
	(Dollars in thousands)
Residential real estate	$228	$238	$47
Commercial real estate	193	193	9
Commercial	12	13	10
With an allowance recorded	433	444	66

Residential real estate	1,450	2,039	—
Construction real estate	119	135	—
Commercial real estate	2,083	2,174	—
Commercial	340	340	—
With no allowance recorded	3,992	4,688	—

Residential real estate	1,678	2,277	47
Construction real estate	119	135	—
Commercial real estate	2,276	2,367	9
Commercial	352	353	10
Total	$4,425	$5,132	$66
____________________

(1)	Does not reflect government guaranties on impaired loans as of December 31, 2018 totaling $641 thousand.

The following is a summary of TDR loans by class of loan as of the balance sheet dates:

	March 31, 2019		December 31, 2018
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Residential real estate	28	$1,720	27	$1,678
Construction real estate	2	114	2	119
Commercial real estate	9	1,157	9	1,172
Commercial	4	329	4	340
Total	43	$3,320	42	$3,309
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

Union Bankshares, Inc. Page 18

The following tables provide new TDR activity for the three months ended March 31, 2019 and 2018:

	New TDRs During the			New TDRs During the
	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Residential real estate	1	$77	$79	1	$96	$98
Commercial	—	—	—	1	13	13

There were no TDR loans modified within the previous twelve months that had subsequently defaulted during the three month periods ended March 31, 2019 or March 31, 2018. TDR loans are considered defaulted at 90 days past due.

At March 31, 2019 and December 31, 2018, the Company was not committed to lend any additional funds to borrowers whose loans were nonperforming, impaired or restructured.

Note 9. Leases
Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). As of March 31, 2019, the Company had operating real estate leases for three branch locations, one loan production office and two ATM locations, as well as a finance real estate lease for land upon which a new branch location is being constructed. The lease agreements have maturity dates ranging from July 2020 to September 2047. As of March 31, 2019, the weighted average remaining life of the lease term for the operating leases and finance lease was 6.29 years and 28.5 years, respectively.
The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate as of January 2019 that corresponded to the remaining lease term for each of these leases at adoption of the ASU. As of March 31, 2019, the weighted average discount rate for operating leases and finance leases was 3.29% and 3.98%, respectively.
The total operating lease costs were $31 thousand for the three months ended March 31, 2019. Both the operating lease right-of-use assets, included in Other assets on the consolidated balance sheet, and the operating lease liabilities, included in Accrued interest and other liabilities on the consolidated balance sheet, were $490 thousand as of March 31, 2019.
The total finance lease costs were $28 thousand for the three months ended March 31, 2019, including depreciation expense of $13 thousand and interest expense of $15 thousand. Both the finance lease right-of-use assets, included in Premises and equipment, net on the consolidated balance sheet, and the finance lease liabilities, included in Accrued interest and other liabilities on the consolidated balance sheet, were $1.5 million as of March 31, 2019.
Total estimated rental commitments for operating and finance leases were as follows as of March 31, 2019:

	Operating Leases	Finance Leases
	(Dollars in thousands)
2019	$91	$47
2020	113	70
2021	99	72
2022	51	73
2023	39	76
Thereafter	154	2,288
Total	$547	$2,626

Union Bankshares, Inc. Page 19

A reconciliation of the undiscounted cash flows in the maturity analysis above and the lease liability recognized in the consolidated balance sheet as of March 31, 2019, is shown below:

	Operating Leases	Finance Leases
	(Dollars in thousands)
Undiscounted cash flows	$547	$2,626
Discount effect of cash flows	(57)	(1,140)
Lease liabilities	$490	$1,486

Note 10.  Stock Based Compensation
The Company's current stock based compensation plan is the Union Bankshares, Inc. 2014 Equity Incentive Plan. Under the 2014 Equity Plan, 50,000 shares of the Company’s common stock are available for equity awards of incentive stock options, nonqualified stock options, restricted stock and RSUs to eligible officers and (except for awards of incentive stock options) nonemployee directors. Shares available for issuance of awards under the 2014 Equity Plan consist of unissued shares of the Company’s common stock and/or shares held in treasury. As of March 31, 2019, there were outstanding grants under the plan of RSUs and incentive stock options.

RSUs. Each RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. The general terms of the awards are described in the Company's 2018 Annual Report. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights.

The following table presents a summary of the RSUs awarded in accordance with the 2016, 2017, and 2018 Award Plan Summaries, as of March 31, 2019:

	Number of RSUs Granted	Weighted-Average Grant Date Fair Value	Number of Unvested RSUs
2016 Award	3,569	$45.45	478
2017 Award	3,225	52.95	1,831
2018 Award	3,734	$47.75	3,734
Total	10,528		6,043
Unrecognized compensation expense related to the unvested RSUs as of March 31, 2019 and March 31, 2018 was $254 thousand and $212 thousand, respectively.
During the three months ended March 31, 2019, a total of 6,183 contingent RSUs were provisionally granted in accordance with a 2019 Award Plan Summary. The estimated number of contingent RSUs provisionally granted was based on target performance-based payout amounts detailed in the 2019 Award Plan Summary approved by the Board of Directors and on the closing market price of the Company's stock on the February 6, 2019 provisional grant date ($47.60 per share). As with the 2016, 2017, and 2018 grants, one half is in the form of Time-Based RSUs and one-half is in the form of Performance-Based RSUs. The actual number of Time-Based RSUs granted (if any) will be determined as of the earned date of December 31, 2019, based on the closing market price of the Company's stock on that date, while the actual number of Performance-Based RSUs granted (if any) will be determined during the first quarter of 2020, based on actual 2019 performance. The contingent RSUs were granted on substantially the same terms and conditions as the RSUs granted under the previous annual Award Plan Summaries. As of March 31, 2019, the estimated unrecognized compensation expense related to the provisionally granted RSUs, based on the closing market price of the Company's stock on the provisional grant date of February 6, 2019, was $294 thousand.

Stock options. As of March 31, 2019, 4,500 incentive stock options granted in December 2014 under the 2014 Equity Plan remained outstanding and exercisable and will expire in December 2021. There was no unrecognized compensation expense related to those options as of March 31, 2019. The estimated intrinsic value of those options was $96 thousand as of March 31, 2019.

As of March 31, 2019, 2,000 incentive stock options granted under the 2008 ISO Plan remained outstanding and exercisable, with the last of such options expiring in December 2020. There was no unrecognized compensation expense related to those options as of March 31, 2019. The estimated intrinsic value of those options was $46 thousand as of March 31, 2019.

Union Bankshares, Inc. Page 20

Note 11. Other Comprehensive Income (Loss)
Accounting principles generally require recognized revenue, expenses, gains and losses be included in net income or loss. Certain changes in assets and liabilities, such as the after tax effect of unrealized gains and losses on investment securities AFS that are not OTTI, are not reflected in the consolidated statements of income. The cumulative effect of such items, net of tax effect, is reported as a separate component of the equity section of the consolidated balance sheets (Accumulated OCI). OCI, along with net income, comprises the Company's total comprehensive income or loss.

As of the balance sheet dates, the components of Accumulated OCI, net of tax, were:

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Net unrealized loss on investment securities available-for-sale	$(83)	$(1,023)

The following tables disclose the tax effects allocated to each component of OCI for the three months ended March 31:

	Three Months Ended
	March 31, 2019			March 31, 2018
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
	(Dollars in thousands)
Investment securities available-for-sale:
Net unrealized holding gains (losses) arising during the period on investment securities available-for-sale	$1,194	$(251)	$943	$(1,203)	$253	$(950)
Reclassification adjustment for net gains on investment securities available-for-sale realized in net income	(4)	1	(3)	—	—	—
Total other comprehensive income (loss)	$1,190	$(250)	$940	$(1,203)	$253	$(950)

The following table discloses information concerning reclassification adjustments from OCI for the three months ended March 31, 2019 and 2018.

	Three Months Ended
Reclassification Adjustment Description	March 31, 2019	March 31, 2018	Affected Line Item in Consolidated Statement of Income
	(Dollars in thousands)
Investment securities available-for-sale:
Net gains on investment securities available-for-sale	$(4)	$—	Net gains on sales of investment securities available-for-sale
Tax expense	1	—	Provision for income taxes
Total reclassifications	$(3)	$—	Net income

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
Assets measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2019:	(Dollars in thousands)
Debt securities AFS:
U.S. Government-sponsored enterprises	$7,133	$—	$7,133	$—
Agency mortgage-backed	45,478	—	45,478	—
State and political subdivisions	19,024	—	19,024	—
Corporate	7,879	—	7,879	—
Total debt securities	$79,514	$—	$79,514	$—

Other investments:
Mutual funds	$621	$621	$—	$—

December 31, 2018:
Debt securities AFS:
U.S. Government-sponsored enterprises	$6,321	$—	$6,321	$—
Agency mortgage-backed	36,252	—	36,252	—
State and political subdivisions	23,171	—	23,171	—
Corporate	7,661	—	7,661	—
Total debt securities	$73,405	$—	$73,405	$—

Other investments:
Mutual funds	$556	$556	$—	$—
There were no transfers in or out of Levels 1 and 2 during the three months ended March 31, 2019, nor were there any Level 3 assets at any time during either period. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as collateral-dependent impaired loans, MSRs and OREO, were not considered material at March 31, 2019 or December 31, 2018. The Company has not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.

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

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	March 31, 2019
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$26,592	$26,592	$26,592	$—	$—
Interest bearing deposits in banks	8,553	8,518	—	8,518	—
Investment securities	80,135	80,135	621	79,514	—
Loans held for sale	5,647	5,791	—	5,791	—
Loans, net
Residential real estate	190,136	189,180	—	—	189,180
Construction real estate	57,255	57,145	—	—	57,145
Commercial real estate	266,832	269,661	—	—	269,661
Commercial	44,729	43,456	—	—	43,456
Consumer	3,165	3,127	—	—	3,127
Municipal	83,080	82,457	—	—	82,457
Accrued interest receivable	3,060	3,060	—	439	2,621
Nonmarketable equity securities	2,376	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$127,838	$127,838	$127,838	$—	$—
Interest bearing	425,897	425,897	425,897	—	—
Time	146,638	145,557	—	145,557	—
Borrowed funds
Short-term	332	332	332	—	—
Long-term	37,452	36,929	—	36,929	—
Accrued interest payable	259	259	—	259	—

Union Bankshares, Inc. Page 23

	December 31, 2018
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$37,289	$37,289	$37,289	$—	$—
Interest bearing deposits in banks	9,300	9,177	—	9,177	—
Investment securities	73,961	73,961	556	73,405	—
Loans held for sale	2,899	2,954	—	2,954	—
Loans, net
Residential real estate	186,225	183,836	—	—	183,836
Construction real estate	54,786	54,694	—	—	54,694
Commercial real estate	273,609	272,187	—	—	272,187
Commercial	46,943	45,713	—	—	45,713
Consumer	3,223	3,193	—	—	3,193
Municipal	72,874	72,689	—	—	72,689
Accrued interest receivable	2,812	2,812	—	423	2,389
Nonmarketable equity securities	2,376	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$132,971	$132,971	$132,971	$—	$—
Interest bearing	444,722	444,722	444,722	—	—
Time	129,077	127,554	—	127,554	—
Borrowed funds
Short-term	370	370	370	—	—
Long-term	27,451	27,374	—	27,374	—
Accrued interest payable	203	203	—	203	—
The carrying amounts in the preceding tables are included in the consolidated balance sheets under the applicable captions.

Note 13. Subsequent Events
Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with GAAP. Events occurring subsequent to March 31, 2019 have been evaluated as to their potential impact to the consolidated financial statements.

On April 17, 2019, the Company declared a regular quarterly cash dividend of $0.31 per share, payable May 9, 2019, to stockholders of record on April 30, 2019.

Union Bankshares, Inc. Page 24

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
GENERAL
The following discussion and analysis focuses on those factors that, in management's view, had a material effect on the financial position of the Company as of March 31, 2019 and December 31, 2018, and its results of operations for the three months ended March 31, 2019 and 2018. This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company's 2018 Annual Report. In the opinion of the Company's management, the interim unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim periods presented. Management is not aware of the occurrence of any events after March 31, 2019 which would materially affect the information presented.
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
Forward-looking statements reflect management's current expectations and are subject to uncertainties, both general and specific, and risk exists that actual results will differ from those predictions, forecasts, projections and other estimates contained in forward-looking statements. These risks cannot be readily quantified. When management uses any of the words “believes,” “expects,” “predicts,” “anticipates,” “intends,” “projects,” “plans,” “seeks,” “estimates,” “targets,” “goals,” “may,” “might,” “could,” “would,” “should,” or similar expressions, they are making forward-looking statements. Many possible events or factors, including those beyond the control of management, could affect the future financial results and performance of the Company.
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

CRITICAL ACCOUNTING POLICIES
The Company has established various accounting policies which govern the application of GAAP in the preparation of the Company's consolidated financial statements. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the reported amount of assets, liabilities, capital, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require management to make its most difficult and subjective judgments, often as a result of the need to make estimates on matters that are inherently uncertain. Based on this definition, management has identified the accounting policies and judgments most critical to the Company. They include establishing the amount of ALL, evaluating our investment securities for OTTI, and valuing our intangible assets. Prior to 2019, determining the amount of our defined benefit pension plan obligation and net periodic cost/(benefit) was also a critical accounting policy. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from estimates and have a material impact on the carrying value of assets, liabilities, or capital, and/or the results of operations of the Company.
Please refer to the Company's 2018 Annual Report on Form 10-K for a more in-depth discussion of the Company's critical accounting policies. There have been no changes to the Company's critical accounting policies since the filing of that report.

OVERVIEW
The Company's net income was $2.6 million for the quarter ended March 31, 2019 compared to $2.7 million for the quarter ended March 31, 2018, a decrease of $126 thousand, or 4.6%. These results reflected the combined impact of an increase in the Company's net interest income of $500 thousand, or 7.2%, and a decrease in the provision for income taxes of $114 thousand, or 22.2%, which were more than offset by a decrease in noninterest income of $301 thousand, or 12.2%, an increase in noninterest expenses of $389 thousand, or 6.3%, and an increase in the provision for loan losses of $50 thousand.
At March 31, 2019, the Company had total consolidated assets of $813.3 million, including gross loans and loans held for sale (total loans) of $655.5 million, deposits of $700.4 million, borrowed funds of $37.8 million, and stockholders' equity of $66.7 million. The Company’s total assets at March 31, 2019 increased $8.0 million, or 1.0%, from $805.3 million at December 31, 2018, and increased $90.6 million, or 12.5%, compared to March 31, 2018. (See Financial Condition on page 31.)
The Company's total capital increased from $64.5 million at December 31, 2018 to $66.7 million at March 31, 2019. This increase primarily reflects net income of $2.6 million for the first three months of 2019 and a decrease of $940 thousand in accumulated other comprehensive loss, partially offset by regular cash dividends paid of $1.4 million. (See Capital Resources on page 38.)

Union Bankshares, Inc. Page 26

The following unaudited per share information and key ratios depict several measurements of performance or financial condition at or for the three months ended March 31, 2019 and 2018, respectively:

	Three Months Ended or At March 31,
	2019	2018
Return on average assets (1)	1.32%	1.51%
Return on average equity (1)	16.09%	18.76%
Net interest margin (1)(2)	4.10%	4.15%
Efficiency ratio (3)	67.14%	64.48%
Net interest spread (4)	3.93%	4.04%
Loan to deposit ratio	93.59%	95.31%
Net loan charge-offs to average loans not held for sale (1)	0.14%	—%
Allowance for loan losses to loans not held for sale	0.86%	0.91%
Nonperforming assets to total assets (5)	0.28%	0.23%
Equity to assets	8.20%	8.19%
Total capital to risk weighted assets	13.05%	13.96%
Book value per share	$14.94	$13.25
Earnings per share	$0.59	$0.62
Dividends paid per share	$0.31	$0.30
Dividend payout ratio (6)	52.54%	48.39%
__________________

(1)	Annualized.

(2)	The ratio of tax equivalent net interest income to average earning assets. See page 28 for more information.

(3)	The ratio of noninterest expense to tax equivalent net interest income and noninterest income, excluding securities gains (losses).

(4)	The difference between the average yield on earning assets and the average rate paid on interest bearing liabilities. See page 28 for more information.

(5)	Nonperforming assets are loans or investment securities that are in nonaccrual or 90 or more days past due as well as OREO or OAO.

(6)	Cash dividends declared and paid per share divided by consolidated net income per share.

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
The Company’s net interest income increased $500 thousand, or 7.2%, to $7.4 million for the three months ended March 31, 2019 from $6.9 million for the three months ended March 31, 2018. The net interest spread decreased 11 bps to 3.93% for the first quarter of 2019, from 4.04% for the same period last year, reflecting a 35 bp increase in the average rate paid on interest bearing liabilities and a 24 bps increase in the average yield earned on interest earning assets between periods. Interest income on loans increased $903 thousand to $7.9 million for the three months ended March 31, 2019, from $7.0 million for the three months ended March 31, 2018. The increase is attributable to an increase in the average volume of loans outstanding of $53.2 million between the comparison periods as well as an increase in the yield on loans of 17 bps between periods. The net interest margin decreased 5 bps during the first quarter of 2019 compared to the same period last year despite the $500 thousand increase in net interest income between periods, reflecting an increase of $58.4 million in average earning assets. Interest income on investment securities increased $149 thousand between periods due to an increase in average volume of $8.5 million and an increase in the average yield of 42 bps.
The average rate paid on interest bearing liabilities increased 35 bps, to 0.84% for the first quarter of 2019 compared to 0.49% for the first quarter of 2018. Increases in rates paid on money market accounts during the first quarter of 2019 have resulted in an increase in the average rate paid of 34 bps compared to the same period in 2018. Increases in rates were necessary to remain competitive and gain customer deposits. The average rate paid on time deposits increased 61 bp for the first quarter of 2019

Union Bankshares, Inc. Page 27

compared to the same period in 2018. This increase is the result of time deposit product specials offered at higher rates during the first quarter of 2019, combined with the utilization of brokered deposits and purchased deposits from CDARS which were at higher rates than customer time deposits. Funding sources other than core deposits have been necessary to fund loan demand in the short term. Borrowed funds have been utilized and have a higher cost than customer deposits at an average rate paid of 2.15%, compared to 1.41% a year ago. The 74 bps increase in the average rate paid on borrowed funds resulted in a $51 thousand increase in interest expense for borrowed funds during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The Company recognizes that competition for customer deposits and increases in rates are likely to continue and will put upward pressure on cost of funds.
The following table shows for the period indicated the total amount of income recorded from average interest earning assets, the related average tax equivalent yields, the interest expense associated with average interest bearing liabilities, the related average rates paid, and the resulting tax equivalent net interest spread and margin.

	Three Months Ended March 31,
	2019			2018
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$14,306	$61	1.72%	$16,457	$53	1.28%
Interest bearing deposits in banks	9,048	55	2.46%	9,957	45	1.83%
Investment securities (1), (2)	76,943	594	3.23%	68,413	445	2.81%
Loans, net (1), (3)	643,514	7,902	5.04%	590,321	6,999	4.87%
Nonmarketable equity securities	2,094	42	8.13%	2,362	29	4.95%
Total interest earning assets (1)	745,905	8,654	4.77%	687,510	7,571	4.53%
Cash and due from banks	4,440			3,945
Premises and equipment	16,812			14,177
Other assets	24,165			22,359
Total assets	$791,322			$727,991
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$152,091	75	0.20%	$145,091	47	0.13%
Savings/money market accounts	286,967	571	0.81%	258,066	298	0.47%
Time deposits	125,376	419	1.36%	101,793	188	0.75%
Borrowed funds and other liabilities	30,847	165	2.15%	32,343	114	1.41%
Total interest bearing liabilities	595,281	1,230	0.84%	537,293	647	0.49%
Noninterest bearing deposits	125,202			124,875
Other liabilities	5,695			7,265
Total liabilities	726,178			669,433
Stockholders' equity	65,144			58,558
Total liabilities and stockholders’ equity	$791,322			$727,991
Net interest income		$7,424			$6,924
Net interest spread (1)			3.93%			4.04%
Net interest margin (1)			4.10%			4.15%
__________________

(1)	Average yields reported on a tax equivalent basis using a marginal federal corporate income tax rate of 21%.

(2)	Average balances of investment securities are calculated on the amortized cost basis and include nonaccrual securities, if applicable.

(3)	Includes loans held for sale as well as nonaccrual loans, unamortized costs and unamortized premiums and is net of the allowance for loan losses.

Union Bankshares, Inc. Page 28

Tax exempt interest income amounted to $602 thousand and $506 thousand for the three months ended March 31, 2019 and 2018, respectively. The following table presents the effect of tax exempt income on the calculation of net interest income, using a marginal federal corporate income tax rate of 21% for the 2019 and 2018 three month comparison periods:

	For The Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Net interest income, as presented	$7,424	$6,924
Effect of tax-exempt interest
Investment securities	28	34
Loans	99	85
Net interest income, tax equivalent	$7,551	$7,043

Rate/Volume Analysis. The following table describes the extent to which changes in average interest rates (on a fully tax-equivalent basis) and changes in volume of average interest earning assets and interest bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to:

•	changes in volume (change in volume multiplied by prior rate);

•	changes in rate (change in rate multiplied by prior volume); and

•	total change in rate and volume.
Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018 Increase/(Decrease) Due to Change In
	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$(8)	$16	$8
Interest bearing deposits in banks	(4)	14	10
Investment securities	66	83	149
Loans, net	642	261	903
Nonmarketable equity securities	(3)	16	13
Total interest earning assets	$693	$390	$1,083
Interest bearing liabilities:
Interest bearing checking accounts	$2	$26	$28
Savings/money market accounts	37	236	273
Time deposits	51	180	231
Borrowed funds	(5)	56	51
Total interest bearing liabilities	$85	$498	$583
Net change in net interest income	$608	$(108)	$500

Provision for Loan Losses. A provision for loan losses of $50 thousand was recorded for the three months ended March 31, 2019, compared to no provision for the three months ended March 31, 2018. The provision for loan losses for the first three months of 2019 was deemed appropriate by management based on the size and mix of the loan portfolio, the level of nonperforming loans, the results of the qualitative factor review and prevailing existing economic conditions. For further details, see FINANCIAL CONDITION- Allowance for Loan Losses and Asset Quality below.

Union Bankshares, Inc. Page 29

Noninterest Income. The following table sets forth the components of noninterest income and changes between the three month comparison periods of 2019 and 2018:

	For The Three Months Ended March 31,
	2019	2018	$ Variance	% Variance
	(Dollars in thousands)
Trust income	$168	$193	$(25)	(13.0)
Service fees	1,426	1,487	(61)	(4.1)
Net gains on sales of loans held for sale	374	295	79	26.8
Income from Company-owned life insurance	56	312	(256)	(82.1)
Other income	142	184	(42)	(22.8)
Net gains on sales of investment securities AFS	4	—	4	100.0
Total noninterest income	$2,170	$2,471	$(301)	(12.2)
The significant changes in noninterest income for the three months ended March 31, 2019 compared to the same period of 2018 are described below:

•
Trust income. Income from the Company's defined benefit pension plan ended in the fourth quarter of 2018 with termination of the plan and settlement of the plan's assets and liabilities. Income of $21 thousand related to the plan was recorded for the three months ended March 31, 2018.

•
Service fees. Service fees decreased $61 thousand for the three months ended March 31, 2019, compared to the same period of 2018 primarily due to decreases of $14 thousand in service charges on deposit accounts and $31 thousand in overdraft fees.

•
Net gains on sales of loans held for sale. Continuing the Company's strategy to mitigate long-term interest rate risk, residential loans totaling $21.4 million were sold during the three months ended March 31, 2019, versus sales of $23.1 million during the same period in 2018. The increase in net gains on sales of real estate loans is reflective of a declining rate environment during the first quarter of 2019 compared to a rising rate environment during the same period of 2018.

•
Income from Company-owned life insurance. Proceeds from the death benefit on an insurance policy on the life of a former director resulted in $252 thousand of additional income during the first quarter of 2018.

•
Other income. Other income for the three months ended March 31, 2019 included a $116 thousand prepayment penalty from the early payoff of a commercial loan and $50 thousand related to oil and gas income, partially offset by $51 thousand in net amortization expense of MSRs. Other income for the three months ended March 31, 2018 included gain on the sale of a bank owned branch building of $191 thousand, partially offset by net amortization expense of MSRs of $27 thousand.

Noninterest Expense. The following table sets forth the components of noninterest expense and changes between the three month comparison periods of 2019 and 2018:

	For The Three Months Ended March 31,
	2019	2018	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$2,798	$2,649	$149	5.6
Employee benefits	996	958	38	4.0
Occupancy expense, net	438	395	43	10.9
Equipment expense	565	535	30	5.6
Legal and professional fees	239	184	55	29.9
FDIC insurance assessment	116	80	36	45.0
Other expenses	1,372	1,334	38	2.8
Total noninterest expense	$6,524	$6,135	$389	6.3

Union Bankshares, Inc. Page 30

The significant changes in noninterest expense for the three months ended March 31, 2019 compared to the same period of 2018 are described below:

•
Salaries and wages. Salaries and wages increased $149 thousand for the three months ended March 31, 2019 compared to the same period of 2018 primarily due to normal salary increases, but also due to an increase in the number of full time equivalent employees from 191 at March 31, 2018 to 193 as of March 31, 2019.

•
Employee benefits. The increase for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 is due to an increase in the Company's medical and dental plan costs of $143 thousand and an increase in other employee benefits of $53 thousand. These increases were partially offset by no expenses related to the defined benefit pension plan recorded in 2019 compared to $169 thousand recorded for the three months ended March 31, 2018. The increase in the Company's medical plan costs in the first quarter of 2019 reflects a $140 thousand plan credit due to favorable 2018 claims experience compared to a similar experience-based credit of $242 thousand received during the same quarter last year.

•
Occupancy expense, net. Increases of $24 thousand in depreciation expense, $8 thousand in utilities expense, and $10 thousand in repairs and maintenance account for the increase in occupancy expenses for the the three months ended March 31, 2019 compared to the same period in 2018.

•
Legal and professional fees. Legal and professional fees increased $55 thousand for the three months ended March 31, 2019 compared to the same period in 2018. During 2019, additional consultants were engaged to assist with internal audits, compensation and benefit analysis, and other advisory services that were not utilized in 2018. Also, legal fees incurred for loan and real estate transactions as well as other corporate matters increased for the three months ended March 31, 2019.

•
FDIC insurance assessment. Union's FDIC insurance assessment increased $36 thousand for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to a combination of an increase in the assessment factor as well as an increase in average assets to which the factor is applied.

•
Other expenses. Other expenses increased $38 thousand for the three months ended March 31, 2019, compared to the same period of 2018. Changes with Union's ATM and debit card service providers during the first quarter of 2019 resulted in a $31 thousand increase in expenses for the three months ended March 31, 2019 compared to the same period in 2018. Board related expenses increased $11 thousand for the three month comparison period, with the addition of one board member to the Company's and Union's boards during the second quarter of 2018.

Provision for Income Taxes. The Company has provided for current and deferred federal income taxes for the three months ended March 31, 2019 and March 31, 2018. The Company's net provision for income taxes was $399 thousand and $513 thousand for the three months ended March 31, 2019 and March 31, 2018, respectively. The Company's effective federal corporate income tax rate was 13.2% for the three months ended March 31, 2019, compared to 15.7% for the same period in 2018.
Amortization expense related to limited partnership investments is included as a component of tax expense and amounted to $162 thousand for the three months ended March 31, 2019, and $140 thousand for the same period in 2018. These investments provide tax benefits, including tax credits. Low income housing tax credits with respect to limited partnership investments are also included as a component of income tax expense and amounted to $167 thousand for the three months ended March 31, 2019, and $148 thousand for the three months ended March 31, 2018.

FINANCIAL CONDITION

At March 31, 2019, the Company had total consolidated assets of $813.3 million, including gross loans and loans held for sale (total loans) of $655.5 million, deposits of $700.4 million, borrowed funds of $37.8 million and stockholders' equity of $66.7 million. The Company’s total assets at March 31, 2019 increased $8.0 million, or 1.0%, from $805.3 million at December 31, 2018, and increased $90.6 million, or 12.5%, compared to March 31, 2018.

Net loans and loans held for sale totaled $650.8 million, or 80.0% of total assets at March 31, 2019, compared to $640.6 million, or 79.5% of total assets at December 31, 2018. (See Loans Held for Sale and Loan Portfolio below.)

Total deposits decreased $6.4 million, or 0.9%, to $700.4 million at March 31, 2019, from $706.8 million at December 31, 2018. There was an increase in time deposits of $17.6 million, or 13.6%, which was more than offset by decreases in interest bearing deposits of $18.8 million, or 4.2%, and noninterest bearing deposits of $5.1 million, or 3.9%. (See average balances and rates in the Yields Earned and Rates Paid table on page 28.)

Total borrowed funds increased $10.0 million, or 35.8%, from $27.8 million at December 31, 2018 to $37.8 million at March 31, 2019. FHLB advances increased $10.0 million, while customer overnight collateralized repurchase sweeps decreased $38 thousand between December 31, 2018 and March 31, 2019. (See Borrowings on page 36.)

Union Bankshares, Inc. Page 31

Total stockholders’ equity increased $2.2 million to $66.7 million at March 31, 2019 from $64.5 million at December 31, 2018. (See Capital Resources on page 38.)

Loans Held for Sale and Loan Portfolio. Total loans (including loans held for sale) increased $10.1 million, or 1.6%, to $655.5 million, representing 80.6% of assets at March 31, 2019, from $645.4 million, representing 80.1% of assets at December 31, 2018. The total loan portfolio at March 31, 2019 increased $60.9 million compared to the March 31, 2018 level of $594.6 million, representing 82.3% of assets. The Company’s loans consist primarily of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Real estate secured loans represented $524.2 million, or 80.0% of total loans at March 31, 2019 and $522.0 million, or 80.9% of total loans at December 31, 2018. Although competition for good loans is strong, especially in the commercial sector, the Company has been able to originate loans to both current and new customers while maintaining credit quality. The composition of the Company’s loan portfolio remained relatively unchanged from December 31, 2018. There was no material change in the Company’s lending programs or terms during the three months ended March 31, 2019.

The composition of the Company's loan portfolio as of March 31, 2019 and December 31, 2018 was as follows:

	March 31, 2019		December 31, 2018
Loan Class	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$191,245	29.2	$187,320	29.0
Construction real estate	57,813	8.8	55,322	8.6
Commercial real estate	269,531	41.1	276,500	42.8
Commercial	44,995	6.9	47,228	7.3
Consumer	3,183	0.5	3,241	0.5
Municipal	83,051	12.7	72,850	11.3
Loans held for sale	5,647	0.8	2,899	0.5
Total loans	655,465	100.0	645,360	100.0
Allowance for loan losses	(5,572)		(5,739)
Unamortized net loan costs	951		938
Net loans and loans held for sale	$650,844		$640,559
The Company originates and sells qualified residential mortgage loans in various secondary market avenues, with a majority of sales made to the FHLMC/Freddie Mac, generally with servicing rights retained. At March 31, 2019, the Company serviced a $722.2 million residential real estate mortgage portfolio, of which $5.6 million was held for sale and approximately $525.3 million was serviced for unaffiliated third parties.

During the first quarter of 2019, the Company sold $21.4 million of qualified residential real estate loans to the secondary market to mitigate long-term interest rate risk and to generate fee income, compared to sales of $23.1 million during the first three months of 2018. The Company originates and sells FHA, VA, and RD residential mortgage loans, and also has an Unconditional Direct Endorsement Approval from HUD which allows the Company to approve FHA loans originated in any of its Vermont or New Hampshire locations without needing prior HUD underwriting approval. The Company sells FHA, VA and RD loans as originated with servicing released. Some of the government backed loans qualify for zero down payments without geographic or income restrictions. These loan products increase the Company's ability to serve the borrowing needs of residents in the communities we serve, including low and moderate income borrowers, while the government guaranty mitigates our exposure to credit risk.

The Company also originates commercial real estate and commercial loans under various SBA, USDA and State sponsored programs that provide a government agency guaranty for a portion of the loan amount. There was $4.2 million guaranteed under these various programs at March 31, 2019 on an aggregate balance of $5.3 million in subject loans. The Company occasionally sells the guaranteed portion of the loan to other financial partners and retains servicing rights, which generates fee income. There were no commercial loans sold in the first three months of 2019 or 2018. The Company recognizes gains and losses on the sale of the principal portion of these loans as they occur.

The Company serviced $17.6 million of commercial and commercial real estate loans for unaffiliated third parties as of March 31, 2019. This includes $15.6 million of commercial or commercial real estate loans the Company has participated out to other financial institutions, in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.

Union Bankshares, Inc. Page 32

As of March 31, 2019, there were $1.2 billion in total loans serviced, an increase of $18.7 million compared to December 31, 2018. Total loans serviced at March 31, 2019 includes total loans on the balance sheet of $655.5 million as well as total loans sold with servicing retained of $542.9 million.

The Company capitalizes MSRs for all loans sold with servicing retained and recognizes gains and losses on the sale of the principal portion of these loans as they occur. The unamortized balance of MSRs on loans sold with servicing retained was $1.6 million at March 31, 2019, with an estimated market value in excess of the carrying value as of such date. Management periodically evaluates and measures the servicing assets for impairment.

Qualifying residential first mortgage loans and certain commercial real estate loans with a carrying value of $195.9 million were pledged as collateral for borrowings from the FHLB under a blanket lien at March 31, 2019.

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
Repossessed assets and loans or investments that are 90 days or more past due are considered to be nonperforming assets. The following table shows the composition of nonperforming assets at the dates indicated and trends in certain ratios monitored by the Company's management in reviewing asset quality:

	March 31, 2019	December 31, 2018	March 31, 2018
	(Dollars in thousands)
Nonaccrual loans	$783	$816	$1,400
Accruing loans 90+ days delinquent	1,492	1,140	294
Total nonperforming assets (1)	$2,275	$1,956	$1,694
ALL to loans not held for sale	0.86%	0.89%	0.91%
ALL to nonperforming loans	244.92%	293.40%	319.07%
Nonperforming loans to total loans	0.35%	0.30%	0.28%
Nonperforming assets to total assets	0.28%	0.24%	0.23%
Delinquent loans (30 days to nonaccruing) to total loans	1.20%	1.41%	1.22%
Net charge-offs (annualized) to average loans not held for sale	0.14%	0.02%	—%
____________________

(1)
The Company had guarantees of U.S. or state government agencies on the above nonperforming loans totaling $109 thousand at March 31, 2019, $114 thousand at December 31, 2018, and $129 thousand at March 31, 2018.

The level of nonaccrual loans decreased $33 thousand, or 4.0%, since December 31, 2018, and accruing loans delinquent 90 days or more increased $352 thousand, or 30.9%, during the same time period. There were five residential real estate loans totaling $307 thousand in process of foreclosure at March 31, 2019. The aggregate interest income not recognized on nonaccrual loans amounted to approximately $1.3 million and $1.2 million as of March 31, 2019 and 2018, respectively, and $1.3 million as of December 31, 2018.
At March 31, 2019, the Company had loans rated substandard that were on performing status totaling $1.8 million, compared to $2.0 million at December 31, 2018. In management's view, substandard loans represent a higher degree of risk of becoming nonperforming loans in the future. The Company’s management is focused on the impact that the economy may have on its borrowers and closely monitors industry and geographic concentrations for evidence of financial problems. The past two years have resulted in successful tourist seasons for all seasons throughout the year, which appears to have improved the related business' financial performance. Improvement in local economic indicators have also been identified over the past two years. The unemployment rate has stabilized in Vermont and was 2.3% for March 2019 compared to 2.8% for March 2018. The New Hampshire unemployment rate was 2.4% for March 2019 compared to 2.6% for March 2018. These rates compare favorably with the nationwide unemployment rate of 3.8% and 4.1%, respectively, for the comparable periods. Management will continue to monitor the national,

Union Bankshares, Inc. Page 33

regional and local economic environment and its impact on unemployment, business outlook and real estate values in the Company’s market area.
On occasion, the Company acquires residential or commercial real estate properties through or in lieu of loan foreclosure. These properties are held for sale and are initially recorded as OREO at fair value less estimated selling costs at the date of the Company’s acquisition of the property, with fair value based on an appraisal for more significant properties and on a broker’s price opinion for less significant properties. Holding costs and declines in the fair value of properties acquired are expensed as incurred. Declines in the fair value after acquisition of the property result in charges against income before tax. The Company evaluates each OREO property at least quarterly for changes in the fair value. The Company had no properties classified as OREO at March 31, 2019, March 31, 2018 or December 31, 2018.
Allowance for Loan Losses. Some of the Company’s loan customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge off a portion or all of the remaining principal balance due. The Company maintains an ALL to absorb such losses. The ALL is maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio as of the evaluation date; however, actual loan losses may vary from current estimates. The Company's policy and methodologies for establishing the ALL, described in the Company's 2018 Annual Report did not change during the first three months of 2019.
Impaired loans, including $3.3 million of TDR loans, were $3.8 million at March 31, 2019, with government guaranties of $630 thousand and a specific reserve amount allocated of $67 thousand. Impaired loans, including $3.3 million of TDR loans, were $4.4 million at December 31, 2018, with government guaranties of $641 thousand and a specific reserve amount allocated of $66 thousand. Based on management's evaluation of the Company's historical loss experience on substandard commercial loans, commercial loan relationships with aggregate balances greater than $500 thousand are evaluated individually for impairment, with a specific reserve allocated when warranted. Commercial loans with balances under this threshold are collectively evaluated for impairment as a homogeneous pool of loans, unless such loans are subject to a restructuring agreement or have been identified as impaired as part of a larger customer relationship. The specific reserve amount allocated to individually identified impaired loans increased $1 thousand as a result of the March 31, 2019 impairment evaluation.
The following table reflects activity in the ALL for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Balance at beginning of period	$5,739	$5,408
Charge-offs	(221)	(6)
Recoveries	4	3
Net charge-offs	(217)	(3)
Provision for loan losses	50	—
Balance at end of period	$5,572	$5,405
The following table (net of loans held for sale) shows the internal breakdown by risk component of the Company's ALL and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

	March 31, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$1,389	29.4	$1,368	29.2
Construction real estate	643	8.9	617	8.6
Commercial real estate	2,863	41.5	2,933	43.0
Commercial	332	6.9	354	7.4
Consumer	23	0.5	23	0.5
Municipal	92	12.8	82	11.3
Unallocated	230	—	362	—
Total	$5,572	100.0	$5,739	100.0

Union Bankshares, Inc. Page 34

Notwithstanding the categories shown in the table above or any specific allocation under the Company's ALL methodology, all funds in the ALL are available to absorb loan losses in the portfolio, regardless of loan category or specific allocation.
There were no changes to the reserve factors assigned to any of the loan portfolios based on the qualitative factor reviews performed during the first three months of 2019. Management of the Company believes, in its best estimate, that the ALL at March 31, 2019 is appropriate to cover probable credit losses inherent in the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the ALL at March 31, 2019. In addition, our banking regulators, as an integral part of their examination process, periodically review our ALL. Such agencies may require us to recognize adjustments to the ALL based on their judgments about information available to them at the time of their examination. A large adjustment to the ALL for losses in future periods could require increased provisions to replenish the ALL, which could negatively affect earnings. Management continues to be cautiously optimistic about the collectability of the Company's loan portfolio.
Investment Activities. At March 31, 2019, investment securities classified as AFS totaled $79.5 million, comprising 9.8% of total assets, compared to $73.4 million, or 9.1% of total assets at December 31, 2018. During the first three months of 2019, total investment securities increased $6.2 million to $80.1 million, or 9.9% of total assets, from $74.0 million, or 9.2% of total assets at December 31, 2018. Net unrealized losses for the Company’s AFS investment securities portfolio were $104 thousand as of March 31, 2019, compared to net unrealized losses of $1.3 million as of December 31, 2018. The Company’s accumulated OCI component of stockholders’ equity at March 31, 2019 reflected cumulative net unrealized losses on investment securities of $83 thousand. There were no securities classified as HTM at March 31, 2019 or December 31, 2018. No declines in value were deemed by management to be OTT at March 31, 2019. Deterioration in credit quality and/or imbalances in liquidity that may exist in the financial marketplace might adversely affect the fair values of the Company’s investment portfolio and the amount of gains or losses ultimately realized on the sale of such securities, and may also increase the potential that certain resulting unrealized losses will be designated as OTT in future periods, resulting in write-downs and charges to earnings. There were $3.1 million of investment securities pledged to secure various public deposits or customer repurchase agreements as of March 31, 2019, compared to $2.5 million at December 31, 2018.
Deposits. The following table shows information concerning the Company's average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Average Amount	Percent of Total Deposits	Average Rate	Average Amount	Percent of Total Deposits	Average Rate
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$125,202	18.1	—	$124,875	19.8	—
Interest bearing checking accounts	152,091	22.1	0.20%	145,091	23.0	0.13%
Money market accounts	180,256	26.1	1.19%	154,704	24.6	0.68%
Savings accounts	106,711	15.5	0.15%	103,362	16.4	0.15%
Total nontime deposits	564,260	81.8	0.46%	528,032	83.8	0.26%
Time deposits:
Less than $100,000	70,737	10.3	1.20%	60,009	9.5	0.67%
$100,000 and over	54,639	7.9	1.56%	41,784	6.7	0.86%
Total time deposits	125,376	18.2	1.36%	101,793	16.2	0.75%
Total deposits	$689,636	100.0	0.63%	$629,825	100.0	0.34%
During the first three months of 2019, average total deposits grew $59.8 million, or 9.5%, compared to the three months ended March 31, 2018, with growth in all categories.
The Company participates in CDARS, which permits the Company to offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants. CDARS also provides the Company with an additional source of funding and liquidity through the purchase of deposits. At March 31, 2019, $20.0 million of the Company's CDARS deposits represented purchased deposits which are considered "brokered" deposits. At December 31, 2018, $15.0 million of the Company's CDARS deposits represented purchased deposits. These deposits are included in time deposits on the consolidated balance sheets. There were $11.4 million of time deposits of $250,000 or less on the balance sheet at March 31, 2019 and $11.3 million at December 31, 2018, which were exchanged with other CDARS participants.

Union Bankshares, Inc. Page 35

The Company also participates in the ICS program, a service through which Union can offer its customers a savings product with access to unlimited FDIC insurance, while receiving reciprocal deposits from other FDIC-insured banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of savings deposits through ICS provides a depositor with full deposit insurance coverage of excess balances, thereby helping the Company retain the full amount of the deposit on its balance sheet. As with the CDARS program, in addition to reciprocal deposits, participating banks may also purchase one-way ICS deposits. There were $88.2 million and $102.9 million in exchanged ICS money market deposits on the balance sheet at March 31, 2019 and December 31, 2018, respectively. There were no purchased ICS deposits at March 31, 2019 or December 31, 2018.
The Economic Growth, Regulatory Relief, and Consumer Protection Act was signed into law in May 2018 and allows the Company to hold reciprocal deposits up to 20 percent of total liabilities without those deposits being treated as brokered for regulatory purposes.
At March 31, 2019, there were $10.0 million in retail brokered deposits issued under a master certificate of deposit program with a deposit broker for the purpose of providing a supplemental source of funding and liquidity. These deposits will mature in August 2019. There were $1.0 million of retail brokered deposits at December 31, 2018.
The following table provides a maturity distribution of the Company’s time deposits in amounts of $100,000 and over at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Within 3 months	$29,387	$24,518
3 to 6 months	7,470	9,125
6 to 12 months	13,829	12,820
Over 12 months	20,910	18,011
	$71,596	$64,474
The Company's time deposits in amounts of $100 thousand and over increased $7.1 million, or 11.0%, between December 31, 2018 and March 31, 2019 resulting primarily from the $5.0 million increase in purchased CDARS deposits outstanding at March 31, 2019 compared to December 31, 2018 which will mature within three months. The remaining increase was the result of customers taking advantage of time deposit promotions that were offered during the first three months of 2019.
A provision of the Dodd-Frank Act permanently raised FDIC deposit insurance coverage to $250 thousand per depositor per insured depository institution for each account ownership category. At March 31, 2019, the Company had deposit accounts with less than $250 thousand totaling $552.9 million, or 78.9% of its deposits, with FDIC insurance protection. An additional $21.5 million of municipal deposits were over the FDIC insurance coverage limit at March 31, 2019 and were collateralized by Union under applicable state regulations by investment securities or letters of credit issued by the FHLB.
Borrowings. Total borrowed funds at March 31, 2019 were $37.8 million compared to $27.8 million at December 31, 2018, a net increase of $10.0 million, or 35.8%. The FHLB option advance borrowings were $37.5 million at March 31, 2019, at a weighted average rate of 2.39%, and $27.5 million at December 31, 2018, at a weighted average rate of 1.84%. The increase in option advance borrowings reflects a $10.0 million one month bullet advance at 2.67% and a $10.0 million two month bullet advance at 2.67% taken during the first quarter of 2019. These advances were partially offset by the maturity of a $10.0 million bullet advance during the first three months of 2019. The increase in borrowed funds was utilized to fund loan demand as loan growth outpaced deposit growth throughout the first three months of 2019. In addition, the Company had overnight secured customer repurchase agreement sweeps at March 31, 2019 of $332 thousand, at a weighted average rate of 0.20%, compared to $370 thousand, at a weighted average rate of 0.20% at December 31, 2018, a decrease of $38 thousand, or 10.3%. The volume of the overnight secured customer repurchase agreement sweeps is volatile and is a function of our customers' cash flow and cash management needs.
The Company has the authority, up to its available borrowing capacity with the FHLB, to collateralize public unit deposits with letters of credit issued by the FHLB. FHLB letters of credit in the amount of $25.1 million and $17.3 million were utilized as collateral for these deposits at March 31, 2019 and December 31, 2018, respectively. Total fees paid by the Company in connection with the issuance of these letters of credit were $6 thousand for the three months ended March 31, 2019 and March 31, 2018.
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

Union Bankshares, Inc. Page 36

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
The following table details the contractual or notional amount of financial instruments that represented credit risk at the balance sheet dates:

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Commitments to originate loans	$25,368	$22,673
Unused lines of credit	101,456	109,457
Standby and commercial letters of credit	2,065	2,308
Credit card arrangements	290	259
FHLB Mortgage Partnership Finance credit enhancement obligation, net	684	684
Total	$129,863	$135,381
Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have a fixed expiration date or other termination clause and may require payment of a fee. Since many of the loan commitments are expected to expire without being drawn upon and not all credit lines will be utilized, the total commitment amounts do not necessarily represent future cash requirements. Lines of credit incur seasonal volume fluctuations due to the nature of some customers' businesses, such as tourism and maple syrup products production. The decrease in unused lines of credit at March 31, 2019 from December 31, 2018 is primarily related to decreases in municipal loan availability of $7.9 million.
The Company did not hold any derivative or hedging instruments at March 31, 2019 or December 31, 2018.
The Company’s subsidiary bank is required (as are all banks) to maintain vault cash or a noninterest bearing reserve balance as established by FRB regulations. The Bank’s average total required reserve for the 14 day maintenance period including March 31, 2019 was $1.2 million and for December 31, 2018 was $1.0 million, both of which were satisfied by vault cash.

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
As of March 31, 2019, Union, as a member of FHLB, had access to unused lines of credit up to $53.2 million over and above the $63.5 million in combined outstanding borrowings and other credit subject to collateralization, subject to the purchase of required FHLB Class B common stock and evaluation by the FHLB of the underlying collateral available. This line of credit can be used for either short-term or long-term liquidity or other funding needs.
Union also maintains an IDEAL Way Line of Credit with the FHLB. The total line available was $551 thousand at March 31, 2019. There were no borrowings against this line of credit as of such date. Interest on this line is chargeable at a rate determined by the FHLB and payable monthly. Should Union utilize this line of credit, qualified portions of the loan and investment portfolios would collateralize these borrowings.
In addition to its borrowing arrangements with the FHLB, Union maintains a pre-approved federal funds line of credit totaling $15.0 million with an upstream correspondent bank, a master brokered deposit agreement with a brokerage firm, one-way buy options with CDARS and ICS as well as access to the FRB discount window, which would require pledging of qualified assets.

Union Bankshares, Inc. Page 37

Core deposits are the lowest cost of funds the Company has access to but these deposits may not be sufficient to cover the on balance sheet liquidity needs which makes using these other funding sources necessary. At March 31, 2019, there were no purchased ICS deposits, $20.0 million purchased CDARS deposits, $10.0 million in retail brokered deposits issued under a master certificate of deposit program with a deposit broker, and no outstanding advances on the federal funds line or at the discount window.
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
Stockholders’ equity increased from $64.5 million at December 31, 2018 to $66.7 million at March 31, 2019, reflecting net income of $2.6 million for the first three months of 2019, a decrease of $940 thousand in accumulated other comprehensive loss due to an increase in the fair market value of the Company's AFS securities, an increase of $43 thousand from stock based compensation, a $22 thousand increase due to the issuance of 1,000 shares of common stock from the exercise of incentive stock options and a $12 thousand increase due to the issuance of common stock under the DRIP. These increases were partially offset by cash dividends paid of $1.4 million and stock repurchases of $13 thousand during the three months ended March 31, 2019. The components of the other comprehensive loss are illustrated in Note 11 of the unaudited consolidated financial statements.
The Company has 7,500,000 shares of $2.00 par value common stock authorized. As of March 31, 2019, the Company had 4,944,689 shares issued, of which 4,467,625 were outstanding and 477,064 were held in treasury.
In December 2018, the Company's Board reauthorized for 2019 the limited stock repurchase plan that was initially established in May of 2010. The limited stock repurchase plan allows the repurchase of up to a fixed number of shares of the Company's common stock each calendar quarter in open market purchases or privately negotiated transactions, as management deems advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter (currently 2,500 shares) expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase authorization expires on December 31, 2019, unless reauthorized. The Company repurchased 300 shares during the first three months of 2019 under this program at a total cost of $13 thousand.
The Company maintains a Dividend Reinvestment and Stock Purchase Plan whereby registered stockholders may elect to reinvest cash dividends and optional cash contributions to purchase additional shares of the Company's common stock. The Company has reserved 200,000 shares of its common stock for issuance and sale under the DRIP. As of March 31, 2019, 1,706 shares of stock had been issued from treasury stock under the DRIP.
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
Under the current guidelines, banking organizations must have a minimum total risk-based capital ratio of 8.0%, a minimum Tier I risk-based capital ratio of 6.0%, a minimum common equity Tier I risk-based capital ratio of 4.5%, and a minimum leverage ratio of 4.0% in order to be "adequately capitalized." In addition to these requirements, banking organizations must maintain a 2.5% capital conservation buffer consisting of common Tier I equity, increasing the minimum required total risk-based capital, Tier I risk-based and common equity Tier I capital to risk-weighted assets they must maintain to avoid limits on capital distributions and certain bonus payments to executive officers and similar employees.
In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act was signed into law. This act rolls back certain provisions of the Dodd-Frank Act of 2010 providing relief to all but the largest banking organizations in the United States. A bank with less than $10 billion in assets may be exempt from current leverage and risk-based capital ratio requirements if it maintains a community bank leverage ratio ("CBLR") above a threshold to be set by federal banking regulators between eight and

Union Bankshares, Inc. Page 38

10 percent. The Bank will be deemed "well capitalized" if it meets the CBLR. As of March 31, 2019, the banking regulators had not yet established the percentage for the CBLR.
As of March 31, 2019, both the Company and Union met all capital adequacy requirements to which they are currently subject. There were no conditions or events between March 31, 2019 and the date of this report that management believes have changed either Company’s regulatory capital category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of March 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Total capital to risk weighted assets	$69,792	13.05%	$42,784	8.00%	N/A	N/A
Tier I capital to risk weighted assets	64,220	12.01%	32,083	6.00%	N/A	N/A
Common Equity Tier 1 to risk weighted assets	64,220	12.01%	24,062	4.50%	N/A	N/A
Tier I capital to average assets	64,220	8.14%	31,558	4.00%	N/A	N/A

Union:
Total capital to risk weighted assets	$69,439	13.00%	$42,732	8.00%	$53,415	10.00%
Tier I capital to risk weighted assets	63,867	11.96%	32,040	6.00%	42,720	8.00%
Common Equity Tier 1 to risk weighted assets	63,867	11.96%	24,030	4.50%	34,710	6.50%
Tier I capital to average assets	63,867	8.09%	31,578	4.00%	39,473	5.00%
Dividends paid by Union are the primary source of funds available to the Company for payment of dividends to its stockholders. Union is subject to certain requirements imposed by federal banking laws and regulations, which among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by Union to the Company.
Quarterly cash dividends of $0.31 per share were paid during the first three months of 2019 and declared for the second quarter, payable on May 9, 2019 to stockholders of record on April 30, 2019.

OTHER FINANCIAL CONSIDERATIONS
Market Risk and Interest Rate Risk. Market risk is the potential of loss in a financial instrument arising from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices, and equity prices. The benchmark London Interbank Offered Rate (LIBOR) rate that is utilized throughout the banking industry to set interest rates in loan documents is being phased out by the end of 2021 by the Financial Conduct Authority of the United Kingdom. In preparation for this phaseout, an initial review of instruments the Company has tied to this rate is deemed immaterial and we do not anticipate an increased risk of loss arising from this phase out. As of March 31, 2019, the Company did not have any market risk sensitive instruments acquired for trading purposes. The Company’s market risk arises primarily from interest rate risk inherent in its lending, investing, deposit taking and borrowing activities. Management of interest rate risk is an important component of our asset and liability management process, which is governed by established policies that are reviewed and approved annually. Our investment policy details the types of securities that may be purchased, and establishes portfolio limits and maturity limits for the various sectors. Our investment policy also establishes specific investment quality limits. The ALCO develops guidelines and strategies impacting our asset and liability management-related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. Members of the ALCO also manage the investment portfolio to maximize net interest income while mitigating market and interest rate risk.
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
An outside consultant is utilized to perform rate shocks to our balance sheet to assess our risk to earnings in different interest rate environments, and to perform a variety of other analyses. The consultant’s most recent completed analysis was as of March 31, 2019. The base simulation assumed no changes in rates, as well as a 200 basis point falling interest rate scenario and 200 and 300 basis point rising interest rate scenarios which all assume a parallel shift of the yield curve over a 24 month period, with no growth

Union Bankshares, Inc. Page 39

assumptions. Management is not aware of any significant changes in the Company's risk profile since the analysis was performed as of March 31, 2019. A summary of the results is as follows:

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

The net interest income simulation as of March 31, 2019 showed that the change in net interest income for the next 24 months from our expected or “most likely” forecast was as follows:

Rate Change	Percent Change in Net Interest Income Limit	Percent Change in Net Interest Income
Up 300 basis points	(45.00)%	9.7%
Up 200 basis points	(30.00)%	7.3%
Down 200 basis points	(30.00)%	(8.2)%
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Information called for by this item is incorporated to Part I, Item 2, reference in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption OTHER FINANCIAL CONSIDERATIONS on page 39 of this report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2019. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.

Union Bankshares, Inc. Page 40

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

Item 1A. Risk Factors
There have been no material changes in the risk factors discussed in Part I-Item 1A, "Risk Factors" in our 2018 Annual Report since the date of the filing of that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the quarter ended March 31, 2019, the only unregistered issuance of the Company's equity securities was pursuant to the exercise of incentive stock options issued under the 2008 ISO Plan, resulting in the issuance of 1,000 shares of the Company's common stock. These shares were issued in reliance upon an exemption in section 4(a)(2) of the Securities Act of 1933 for distributions not involving a public offering.
The following table summarizes repurchases of the Company's equity securities during the quarter ended March 31, 2019:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Program (1)
January 2019	300	$45.36	300	2,200
February 2019	—	—	—	2,200
March 2019	—	—	—	—
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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three months ended March 31, 2019 and 2018, (iii) the unaudited consolidated statements of comprehensive income for the three months ended March 31, 2019 and 2018, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

Union Bankshares, Inc.

May 8, 2019	/s/ David S. Silverman
David S. Silverman
Director, President and Chief Executive Officer

May 8, 2019	/s/ Karyn J. Hale
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three months ended March 31, 2019 and 2018, (iii) the unaudited consolidated statements of comprehensive income for the three months ended March 31, 2019 and 2018, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

____________________

*
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Union Bankshares, Inc. Page 42