Form 10-Q
period 2019-06-30
UNION BANKSHARES INC
filed 2019-08-08
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2019

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
Yes [X]      No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]
Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ]      No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 29, 2019.

Common Stock, $2 par value	4,467,854	shares

UNION BANKSHARES, INC.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets	(Dollars in thousands)
Cash and due from banks	$4,285	$4,045
Federal funds sold and overnight deposits	21,404	33,244
Cash and cash equivalents	25,689	37,289
Interest bearing deposits in banks	7,311	9,300
Investment securities available-for-sale	79,950	73,405
Other investments	618	556
Total investments	80,568	73,961
Loans held for sale	8,983	2,899
Loans	605,490	642,461
Allowance for loan losses	(5,676)	(5,739)
Net deferred loan costs	984	938
Net loans	600,798	637,660
Premises and equipment, net	21,259	16,073
Company-owned life insurance	9,151	9,040
Other assets	20,129	19,115
Total assets	$773,888	$805,337
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$128,010	$132,971
Interest bearing	365,645	444,722
Time	159,145	129,077
Total deposits	652,800	706,770
Borrowed funds	42,381	27,821
Accrued interest and other liabilities	9,971	6,255
Total liabilities	705,152	740,846
Commitments and Contingencies
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,944,690 shares issued at June 30, 2019 and 4,943,690 shares issued at December 31, 2018	9,890	9,888
Additional paid-in capital	1,020	894
Retained earnings	61,292	58,911
Treasury stock at cost; 476,845 shares at June 30, 2019 and 477,011 shares at December 31, 2018	(4,188)	(4,179)
Accumulated other comprehensive income (loss)	722	(1,023)
Total stockholders' equity	68,736	64,491
Total liabilities and stockholders' equity	$773,888	$805,337

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 1

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$8,200	$7,374	$16,102	$14,373
Interest on debt securities:
Taxable	461	308	862	597
Tax exempt	111	146	242	291
Dividends	49	55	153	95
Interest on federal funds sold and overnight deposits	50	9	111	62
Interest on interest bearing deposits in banks	52	51	107	96
Total interest and dividend income	8,923	7,943	17,577	15,514
Interest expense
Interest on deposits	1,176	574	2,241	1,107
Interest on borrowed funds	225	157	390	271
Total interest expense	1,401	731	2,631	1,378
Net interest income	7,522	7,212	14,946	14,136
Provision for loan losses	150	150	200	150
Net interest income after provision for loan losses	7,372	7,062	14,746	13,986
Noninterest income
Trust income	183	191	351	384
Service fees	1,504	1,483	2,930	2,970
Net gains on sales of investment securities available-for-sale	4	—	8	—
Net gains on sales of loans held for sale	683	431	1,057	726
Other income	78	47	276	543
Total noninterest income	2,452	2,152	4,622	4,623
Noninterest expenses
Salaries and wages	2,903	2,614	5,701	5,263
Employee benefits	1,058	1,197	2,054	2,155
Occupancy expense, net	421	336	859	731
Equipment expense	565	511	1,139	1,046
Other expenses	1,860	1,648	3,567	3,235
Total noninterest expenses	6,807	6,306	13,320	12,430
Income before provision for income taxes	3,017	2,908	6,048	6,179
Provision for income taxes	487	458	897	982
Net income	$2,530	$2,450	$5,151	$5,197
Earnings per common share	$0.56	$0.54	$1.15	$1.16
Weighted average number of common shares outstanding	4,467,748	4,465,737	4,467,563	4,465,669
Dividends per common share	$0.31	$0.30	$0.62	$0.60

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 2

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Net income	$2,530	$2,450	$5,151	$5,197
Other comprehensive income (loss), net of tax:
Investment securities available-for-sale:
Net unrealized holding gains (losses) arising during the period on investment securities available-for-sale	808	(214)	1,751	(1,164)
Reclassification adjustment for net gains on sales of investment securities available-for-sale realized in net income	(3)	—	(6)	—
Total other comprehensive income (loss)	805	(214)	1,745	(1,164)
Total comprehensive income	$3,335	$2,236	$6,896	$4,033

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 3

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Three Month Period Ended June 30, 2019 and 2018
	Common Stock					Accumulated other comprehensive income (loss)
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock		Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances March 31, 2019	4,467,625	$9,890	$967	$60,147	$(4,190)	$(83)	$66,731
Net income	—	—	—	2,530	—	—	2,530
Other comprehensive income	—	—	—	—	—	805	805
Dividend reinvestment plan	220	—	6	—	2	—	8
Cash dividends declared ($0.31 per share)	—	—	—	(1,385)	—	—	(1,385)
Stock based compensation expense	—	—	47	—	—	—	47
Balances, June 30, 2019	4,467,845	$9,890	$1,020	$61,292	$(4,188)	$722	$68,736

Balances March 31, 2018	4,465,657	$9,882	$803	$58,604	$(4,079)	$(6,046)	$59,164
Net income	—	—	—	2,450	—	—	2,450
Other comprehensive loss	—	—	—	—	—	(214)	(214)
Dividend reinvestment plan	146	—	6	—	1	—	7
Cash dividends declared ($0.30 per share)	—	—	—	(1,339)	—	—	(1,339)
Stock based compensation expense	—	—	41	—	—	—	41
Balances, June 30, 2018	4,465,803	$9,882	$850	$59,715	$(4,078)	$(6,260)	$60,109

	Six Month Period Ended June 30, 2019 and 2018
	Common Stock					Accumulated other comprehensive income (loss)
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock		Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances, December 31, 2018	4,466,679	$9,888	$894	$58,911	$(4,179)	$(1,023)	$64,491
Net income	—	—	—	5,151	—	—	5,151
Other comprehensive income	—	—	—	—	—	1,745	1,745
Dividend reinvestment plan	466	—	16	—	4	—	20
Cash dividends declared ($0.62 per share)	—	—	—	(2,770)	—	—	(2,770)
Stock based compensation expense	—	—	90	—	—	—	90
Exercise of stock options	1,000	2	20	—	—	—	22
Purchase of treasury stock	(300)	—	—	—	(13)	—	(13)
Balances, June 30, 2019	4,467,845	$9,890	$1,020	$61,292	$(4,188)	$722	$68,736

Balances, December 31, 2017	4,465,576	$9,882	$755	$57,197	$(4,077)	$(5,096)	$58,661
Net income	—	—	—	5,197	—	—	5,197
Other comprehensive loss	—	—	—	—	—	(1,164)	(1,164)
Dividend reinvestment plan	287	—	13	—	2	—	15
Cash dividends declared ($0.60 per share)	—	—	—	(2,679)	—	—	(2,679)
Stock based compensation expense	—	—	82	—	—	—	82
Purchase of treasury stock	(60)	—	—	—	(3)	—	(3)
Balances, June 30, 2018	4,465,803	$9,882	$850	$59,715	$(4,078)	$(6,260)	$60,109
See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 4

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash Flows From Operating Activities	(Dollars in thousands)
Net income	$5,151	$5,197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	699	586
Provision for loan losses	200	150
Deferred income tax provision	(26)	(62)
Net amortization of investment securities	173	193
Equity in losses of limited partnerships	323	269
Stock based compensation expense	90	82
Net increase in unamortized loan costs	(46)	(51)
Proceeds from sales of loans held for sale	57,710	50,144
Origination of loans held for sale	(62,737)	(46,895)
Net gains on sales of loans held for sale	(1,057)	(726)
Net gain on disposals of premises and equipment	—	(191)
Net gain on sales of investment securities available-for-sale	(8)	—
Net gain on sales of other real estate owned	—	(11)
Decrease in accrued interest receivable	330	162
Amortization of core deposit intangible	86	86
Increase in other assets	(248)	(2,823)
Increase in other liabilities	1,600	820
Net cash provided by operating activities	2,240	6,930
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	2,238	1,594
Purchases	(249)	(2,238)
Investment securities held-to-maturity
Proceeds from maturities, calls and paydowns	—	1,000
Investment securities available-for-sale
Proceeds from sales	8,785	—
Proceeds from maturities, calls and paydowns	3,446	2,810
Purchases	(16,733)	(9,101)
Other investments
Proceeds from sales	47	44
Purchases	(108)	(82)
Net increase in nonmarketable stock	(204)	(1,604)
Net decrease in loans	36,698	11,530
Recoveries of loans charged off	10	4
Purchases of premises and equipment	(4,399)	(1,516)
Proceeds from Company-owned life insurance death benefit	—	307
Investments in limited partnerships	(1,220)	(695)
Proceeds from sales of premises and equipment	—	204
Proceeds from sales of other real estate owned	—	47
Net cash provided by investing activities	28,311	2,304

Union Bankshares, Inc. Page 5

Cash Flows From Financing Activities
Advances on long-term borrowings	95,000	84,175
Repayment of long-term debt	(80,070)	(45,940)
Net decrease in short-term borrowings outstanding	(370)	(777)
Net decrease in noninterest bearing deposits	(4,961)	(16,840)
Net decrease in interest bearing deposits	(79,077)	(58,039)
Net increase in time deposits	30,068	6,192
Issuance of common stock	22	—
Purchase of treasury stock	(13)	(3)
Dividends paid	(2,750)	(2,664)
Net cash used in financing activities	(42,151)	(33,896)
Net decrease in cash and cash equivalents	(11,600)	(24,662)
Cash and cash equivalents
Beginning of period	37,289	38,508
End of period	$25,689	$13,846
Supplemental Disclosures of Cash Flow Information
Interest paid	$2,559	$1,381
Income taxes paid	$250	$925

Supplemental Schedule of Noncash Investing Activities
Investment in limited partnerships acquired by capital contributions payable	$1,203	$—
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	$516	$—
Right-of-use finance lease assets obtained in exchange for finance lease liabilities	$1,486	$—

Dividends paid on Common Stock:
Dividends declared	$2,770	$2,679
Dividends reinvested	(20)	(15)
	$2,750	$2,664

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 6

UNION BANKSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Union Bankshares, Inc. and Subsidiary (together, the Company) as of June 30, 2019, and for the three and six months ended June 30, 2019 and 2018, have been prepared in conformity with GAAP for interim financial information, general practices within the banking industry, and the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Annual Report). The Company's sole subsidiary is Union Bank. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein, have been made. This information should be read in conjunction with the Company’s 2018 Annual Report. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2019, or any future interim period.
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
Note 4. Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU was issued to increase transparency and comparability among organizations by recognizing lease assets and liabilities (including operating leases) on the balance sheet and disclosing key information about leasing arrangements. Previous lease accounting did not require the inclusion of operating leases in the balance sheet. In July 2018, the FASB provided additional guidance on implementation of Topic 842 as well as an additional transition method. The ASU, including the updated guidance, is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted this guidance in the first quarter of 2019. The guidance did not significantly change lease accounting requirements applicable to lessors and did not significantly impact the consolidated financial statements in relation to contracts whereby the Company acts as a lessor. Implementation of the guidance resulted in the recording of right-of-use assets and lease liabilities on the consolidated balance sheet, but did not have a material impact on the Company's consolidated statements of income. See Note 9 for additional disclosures relating to the Company's lease assets and liabilities.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, which will replace the existing incurred loss model for recognizing credit losses, banks and other lending institutions will be required to recognize the full amount of expected credit losses. The new guidance, which is referred to as the current expected credit loss model ("CECL"), requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses. A modified version of these requirements also applies to debt securities classified as AFS. As initially proposed, the ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within such years. In July 2019, the FASB announced its intention to propose changes to delay the effective date of the ASU to fiscal years beginning after December 31, 2022, including interim periods within those fiscal years, for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities. As the Company is a smaller reporting company, the delay would be applicable to the Company if approved by the FASB. The Company has established a CECL implementation team and developed a transition project plan. The team members have evaluated CECL implementation software providers and the Company has entered into an agreement with Sageworks. Historical data has been compiled and training on utilizing the software for the existing incurred loss model has been completed. Training is ongoing during 2019 surrounding CECL implementation and methodologies, including the running of parallel calculations throughout the year. This will facilitate the implementation process and management's evaluation of the potential impact of the ASU on the Company's consolidated financial statements.
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
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The ASU was issued to make certain specific improvements to hedge accounting to better align hedge accounting with risk management activities, eliminate the separate measurement and recording of hedge ineffectiveness, improve presentation and disclosure, and other simplifications. The ASU became effective for the Company on January 1, 2019. All transition requirements and elections were applied to existing hedging relationships upon adoption. Adoption of the ASU did not have a material effect on the Company's consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This guidance, which is a part of the FASB’s disclosure framework project to improve disclosure effectiveness, eliminates certain disclosure requirements for fair value measurements regarding the

Union Bankshares, Inc. Page 8

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
The Company also initially recorded $1.7 million of acquired identifiable intangible assets in connection with the 2011 Branch Acquisition, representing the core deposit intangible which is subject to straight-line amortization over the estimated 10 year average life of the core deposit base, absent any future impairment. The net core deposit intangible balance of $327 thousand and $412 thousand at June 30, 2019 and December 31, 2018, respectively, is included in Other assets on the consolidated balance sheets. Management will evaluate the core deposit intangible for impairment if conditions warrant.
Amortization expense for the core deposit intangible was $43 thousand for the three months ended June 30, 2019 and 2018 and$86 thousand for the six months ended June 30, 2019 and 2018. The amortization expense is included in Other expenses on the consolidated statements of income and is deductible for tax purposes. As of June 30, 2019, the remaining amortization expense related to the core deposit intangible, absent any future impairment, is expected to be as follows:

(Dollars in thousands)
2019	$86
2020	171
2021	70
Total	$327

Note 6. Investment Securities
AFS securities as of the balance sheet dates consisted of the following:

June 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$6,987	$66	$(74)	$6,979
Agency mortgage-backed	45,032	510	(106)	45,436
State and political subdivisions	19,219	324	(40)	19,503
Corporate	7,798	311	(77)	8,032
Total	$79,036	$1,211	$(297)	$79,950

Union Bankshares, Inc. Page 9

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$6,528	$1	$(208)	$6,321
Agency mortgage-backed	36,851	84	(683)	36,252
State and political subdivisions	23,527	130	(486)	23,171
Corporate	7,792	18	(149)	7,661
Total	$74,698	$233	$(1,526)	$73,405

There were no investment securities HTM at June 30, 2019 or December 31, 2018. There were no investment securities pledged as collateral at June 30, 2019. At December 31, 2018, investment securities AFS with a carrying amount of $2.5 million were pledged as collateral for public deposits and for other purposes as required or permitted by law.

The amortized cost and estimated fair value of debt securities by contractual scheduled maturity as of June 30, 2019 were as follows:

	Amortized Cost	Fair Value
Available-for-sale	(Dollars in thousands)
Due in one year or less	$200	$200
Due from one to five years	3,185	3,294
Due from five to ten years	17,714	18,016
Due after ten years	12,905	13,004
	34,004	34,514
Agency mortgage-backed	45,032	45,436
Total debt securities available-for-sale	$79,036	$79,950

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

Information pertaining to all investment securities with gross unrealized losses as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

June 30, 2019	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
Debt securities:
U.S. Government- sponsored enterprises	—	$—	$—	11	$4,387	$(74)	11	$4,387	$(74)
Agency mortgage-backed	4	4,492	(15)	15	9,218	(91)	19	13,710	(106)
State and political subdivisions	—	—	—	11	4,594	(40)	11	4,594	(40)
Corporate	1	498	(2)	3	1,425	(75)	4	1,923	(77)
Total	5	$4,990	$(17)	40	$19,624	$(280)	45	$24,614	$(297)

Union Bankshares, Inc. Page 10

December 31, 2018	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
Debt securities:
U.S. Government- sponsored enterprises	2	$1,184	$(11)	12	$4,854	$(197)	14	$6,038	$(208)
Agency mortgage-backed	5	3,516	(21)	40	26,198	(662)	45	29,714	(683)
State and political subdivisions	4	1,301	(16)	36	15,067	(470)	40	16,368	(486)
Corporate	5	2,424	(12)	5	2,285	(137)	10	4,709	(149)
Total	16	$8,425	$(60)	93	$48,404	$(1,466)	109	$56,829	$(1,526)
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

The Company has the ability to hold the investment securities that had unrealized losses at June 30, 2019 and December 31, 2018 for the foreseeable future and no declines were deemed by management to be OTT.

There were no sales of AFS securities during the three and six months ended June 30, 2018. The following table presents the proceeds, gross realized gains and gross realized losses from the sale of AFS securities for the three and six months ended June 30, 2019:

	For The Three Months Ended June 30, 2019	For The Six Months Ended June 30, 2019
	(Dollars in thousands)
Proceeds	$2,275	$8,785

Gross gains	7	45
Gross losses	(3)	(37)
Net gains on sales of investment securities AFS	$4	$8

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
The composition of Net loans as of the balance sheet dates were as follows:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Residential real estate	$191,696	$187,320
Construction real estate	58,208	55,322
Commercial real estate	284,374	276,500
Commercial	43,451	47,228
Consumer	3,355	3,241
Municipal	24,406	72,850
Gross loans	605,490	642,461
Allowance for loan losses	(5,676)	(5,739)
Net deferred loan costs	984	938
Net loans	$600,798	$637,660
Qualifying residential first mortgage loans and certain commercial real estate loans with a carrying value of $205.7 million and $167.7 million were pledged as collateral for borrowings from the FHLB under a blanket lien at June 30, 2019 and December 31, 2018, respectively.
A summary of current, past due and nonaccrual loans as of the balance sheet dates follows:

June 30, 2019	Current	30-59 Days	60-89 Days	90 Days and Over and Accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$189,510	$43	$933	$712	$498	$191,696
Construction real estate	58,172	—	—	—	36	58,208
Commercial real estate	282,713	—	1,387	—	274	284,374
Commercial	43,344	40	16	25	26	43,451
Consumer	3,330	5	20	—	—	3,355
Municipal	24,381	—	25	—	—	24,406
Total	$601,450	$88	$2,381	$737	$834	$605,490

Union Bankshares, Inc. Page 12

December 31, 2018	Current	30-59 Days	60-89 Days	90 Days and Over and Accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$183,624	$1,984	$696	$422	$594	$187,320
Construction real estate	52,807	1,451	1,023	—	41	55,322
Commercial real estate	273,778	1,703	153	718	148	276,500
Commercial	47,163	24	8	—	33	47,228
Consumer	3,215	21	5	—	—	3,241
Municipal	72,789	61	—	—	—	72,850
Total	$633,376	$5,244	$1,885	$1,140	$816	$642,461
There were four residential real estate loans totaling $225 thousand in process of foreclosure at June 30, 2019 and three residential real estate loans totaling $255 thousand and one commercial real estate loan totaling $146 thousand in process of foreclosure at December 31, 2018. Aggregate interest on nonaccrual loans not recognized was $1.2 million as of June 30, 2019 and 2018, and $1.3 million as of December 31, 2018.

Note 8.  Allowance for Loan Losses and Credit Quality
The ALL is established for estimated losses in the loan portfolio through a provision for loan losses charged to earnings. For all loan classes, loan losses are charged against the ALL when management believes the loan balance is uncollectible or in accordance with federal guidelines. Subsequent recoveries, if any, are credited to the ALL.

The ALL is maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio as of the balance sheet date. The amount of the ALL is based on management's periodic evaluation of the collectability of the loan portfolio, including the nature, volume and risk characteristics of the portfolio, credit concentrations, trends in historical loss experience, estimated value of any underlying collateral, specific impaired loans and economic conditions. There was no change to the methodology used to estimate the ALL during the second quarter of 2019. While management uses available information to recognize losses on loans, future additions to the ALL may be necessary based on changes in economic conditions or other relevant factors.

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

Changes in the ALL, by class of loans, for the three and six months ended June 30, 2019 and 2018 were as follows:

For The Three Months Ended June 30, 2019	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, March 31, 2019	$1,389	$643	$2,863	$332	$23	$92	$230	$5,572
Provision (credit) for loan losses	48	3	148	(19)	5	(59)	24	150
Recoveries of amounts charged off	5	—	—	—	1	—	—	6
	1,442	646	3,011	313	29	33	254	5,728
Amounts charged off	(46)	—	—	—	(6)	—	—	(52)
Balance, June 30, 2019	$1,396	$646	$3,011	$313	$23	$33	$254	$5,676

Union Bankshares, Inc. Page 14

For The Three Months Ended June 30, 2018	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, March 31, 2018	$1,375	$494	$2,773	$367	$25	$63	$308	$5,405
Provision (credit) for loan losses	—	62	82	7	3	(33)	29	150
Recoveries of amounts charged off	—	—	—	—	1	—	—	1
	1,375	556	2,855	374	29	30	337	5,556
Amounts charged off	—	—	—	—	(3)	—	—	(3)
Balance, June 30, 2018	$1,375	$556	$2,855	$374	$26	$30	$337	$5,553

For The Six Months Ended June 30, 2019	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2018	$1,368	$617	$2,933	$354	$23	$82	$362	$5,739
Provision (credit) for loan losses	85	29	78	158	7	(49)	(108)	200
Recoveries of amounts charged off	5	—	—	1	4	—	—	10
	1,458	646	3,011	513	34	33	254	5,949
Amounts charged off	(62)	—	—	(200)	(11)	—	—	(273)
Balance, June 30, 2019	$1,396	$646	$3,011	$313	$23	$33	$254	$5,676

For The Six Months Ended June 30, 2018	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2017	$1,361	$488	$2,707	$395	$30	$64	$363	$5,408
Provision (credit) for loan losses	14	68	150	(21)	(1)	(34)	(26)	150
Recoveries of amounts charged off	—	—	—	—	4	—	—	4
	1,375	556	2,857	374	33	30	337	5,562
Amounts charged off	—	—	(2)	—	(7)	—	—	(9)
Balance, June 30, 2018	$1,375	$556	$2,855	$374	$26	$30	$337	$5,553

The allocation of the ALL, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates, was as follows:

June 30, 2019	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$44	$—	$—	$8	$—	$—	$—	$52
Collectively evaluated for impairment	1,352	646	3,011	305	23	33	254	5,624
Total allocated	$1,396	$646	$3,011	$313	$23	$33	$254	$5,676

December 31, 2018	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$47	$—	$9	$10	$—	$—	$—	$66
Collectively evaluated for impairment	1,321	617	2,924	344	23	82	362	5,673
Total allocated	$1,368	$617	$2,933	$354	$23	$82	$362	$5,739

Union Bankshares, Inc. Page 15

The recorded investment in loans, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates, was as follows:

June 30, 2019	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,617	$110	$1,496	$321	$—	$—	$3,544
Collectively evaluated for impairment	190,079	58,098	282,878	43,130	3,355	24,406	601,946
Total	$191,696	$58,208	$284,374	$43,451	$3,355	$24,406	$605,490

December 31, 2018	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,678	$119	$2,276	$352	$—	$—	$4,425
Collectively evaluated for impairment	185,642	55,203	274,224	46,876	3,241	72,850	638,036
Total	$187,320	$55,322	$276,500	$47,228	$3,241	$72,850	$642,461

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

The following tables summarize the loan ratings applied by management to the Company's loans by class as of the balance sheet dates:

June 30, 2019	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$172,546	$39,779	$179,836	$32,402	$3,282	$24,406	$452,251
Satisfactory/Monitor	16,361	18,312	101,907	9,879	70	—	146,529
Substandard	2,789	117	2,631	1,170	3	—	6,710
Total	$191,696	$58,208	$284,374	$43,451	$3,355	$24,406	$605,490

Union Bankshares, Inc. Page 16

December 31, 2018	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$170,416	$41,141	$174,802	$34,303	$3,209	$72,850	$496,721
Satisfactory/Monitor	14,008	14,053	98,327	12,150	31	—	138,569
Substandard	2,896	128	3,371	775	1	—	7,171
Total	$187,320	$55,322	$276,500	$47,228	$3,241	$72,850	$642,461

The following tables provide information with respect to impaired loans by class of loan as of and for the three and six months ended June 30, 2019 and June 30, 2018:

	As of June 30, 2019			For The Three Months Ended June 30, 2019		For The Six Months Ended June 30, 2019
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$223	$233	$44
Commercial	12	13	8
With an allowance recorded	235	246	52

Residential real estate	1,394	1,947	—
Construction real estate	110	128	—
Commercial real estate	1,496	1,590	—
Commercial	309	310	—
With no allowance recorded	3,309	3,975	—

Residential real estate	1,617	2,180	44	$1,669	$19	$1,672	$38
Construction real estate	110	128	—	112	1	114	2
Commercial real estate	1,496	1,590	—	1,583	25	1,814	65
Commercial	321	323	8	330	6	337	11
Total	$3,544	$4,221	$52	$3,694	$51	$3,937	$116
____________________

(1)	Does not reflect government guaranties on impaired loans as of June 30, 2019 totaling $613 thousand.

	As of June 30, 2018			For The Three Months Ended June 30, 2018		For The Six Months Ended June 30, 2018
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$1,798	$2,338	$42	$1,795	$17	$1,770	$29
Construction real estate	80	80	—	81	1	81	2
Commercial real estate	1,772	1,856	9	1,414	15	1,300	31
Commercial	361	361	6	367	6	371	14
Total	$4,011	$4,635	$57	$3,657	$39	$3,522	$76
____________________

(1)	Does not reflect government guaranties on impaired loans as of June 30, 2018 totaling $675 thousand.

Union Bankshares, Inc. Page 17

The following table provides information with respect to impaired loans by class of loan as of December 31, 2018:

	December 31, 2018
	Recorded Investment (1)	Principal Balance (1)	Related Allowance
	(Dollars in thousands)
Residential real estate	$228	$238	$47
Commercial real estate	193	193	9
Commercial	12	13	10
With an allowance recorded	433	444	66

Residential real estate	1,450	2,039	—
Construction real estate	119	135	—
Commercial real estate	2,083	2,174	—
Commercial	340	340	—
With no allowance recorded	3,992	4,688	—

Residential real estate	1,678	2,277	47
Construction real estate	119	135	—
Commercial real estate	2,276	2,367	9
Commercial	352	353	10
Total	$4,425	$5,132	$66
____________________

(1)	Does not reflect government guaranties on impaired loans as of December 31, 2018 totaling $641 thousand.

The following is a summary of TDR loans by class of loan as of the balance sheet dates:

	June 30, 2019		December 31, 2018
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Residential real estate	26	$1,617	27	$1,678
Construction real estate	2	110	2	119
Commercial real estate	8	1,004	9	1,172
Commercial	4	311	4	340
Total	40	$3,042	42	$3,309
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
The following tables provide new TDR activity for the three and six months ended June 30, 2019 and 2018:

	New TDRs During the			New TDRs During the
	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in thousands)
Residential real estate	—	$—	$—	1	$77	$79

Union Bankshares, Inc. Page 18

	New TDRs During the			New TDRs During the
	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Residential real estate	—	$—	$—	1	$96	$98
Commercial real estate	1	204	204	1	204	204
Commercial	—	—	—	1	13	13
There were no TDR loans modified within the previous twelve months that had subsequently defaulted during the three and six month periods ended June 30, 2019 or June 30, 2018. TDR loans are considered defaulted at 90 days past due.

At June 30, 2019 and December 31, 2018, the Company was not committed to lend any additional funds to borrowers whose loans were nonperforming, impaired or restructured.

Note 9. Leases
Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). As of June 30, 2019, the Company had operating real estate leases for three branch locations, one loan production office and two ATM locations, as well as a finance real estate lease for land upon which a new branch location is being constructed. The lease agreements have maturity dates ranging from July 2020 to September 2047. As of June 30, 2019, the weighted average remaining life of the lease term for the operating leases and finance lease was 6.16 years and 28.25 years, respectively.
The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate as of January 2019 that corresponded to the remaining lease term for each of these leases at adoption of the ASU. As of June 30, 2019, the weighted average discount rate for operating leases and finance lease was 3.30% and 3.98%, respectively.
The operating lease right-of-use assets, included in Other assets on the consolidated balance sheet, was $463 thousand, and the operating lease liabilities, included in Accrued interest and other liabilities on the consolidated balance sheet, was $464 thousand as of June 30, 2019. Both the finance lease right-of-use assets, included in Premises and equipment, net on the consolidated balance sheet, and the finance lease liabilities, included in Accrued interest and other liabilities on the consolidated balance sheet, were $1.5 million as of June 30, 2019.
The components of lease expense were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(Dollars in thousands)
Operating lease cost	$31	$62

Finance lease cost:
Amortization of right-of-use assets	$13	$26
Interest on lease liabilities	15	30
	$28	$56

Total estimated rental commitments for operating and finance leases were as follows as of June 30, 2019:

	Operating Leases	Finance Leases
	(Dollars in thousands)
2019	$61	$32
2020	113	70
2021	99	72
2022	51	73
2023	39	75
Thereafter	154	2,288
Total	$517	$2,610

Union Bankshares, Inc. Page 19

A reconciliation of the undiscounted cash flows in the maturity analysis above and the lease liability recognized in the consolidated balance sheet as of June 30, 2019, is shown below:

	Operating Leases	Finance Leases
	(Dollars in thousands)
Undiscounted cash flows	$517	$2,610
Discount effect of cash flows	(53)	(1,124)
Lease liabilities	$464	$1,486

Note 10.  Stock Based Compensation
The Company's current stock based compensation plan is the Union Bankshares, Inc. 2014 Equity Incentive Plan. Under the 2014 Equity Plan, 50,000 shares of the Company’s common stock are available for equity awards of incentive stock options, nonqualified stock options, restricted stock and RSUs to eligible officers and (except for awards of incentive stock options) nonemployee directors. Shares available for issuance of awards under the 2014 Equity Plan consist of unissued shares of the Company’s common stock and/or shares held in treasury. As of June 30, 2019, there were outstanding grants of RSUs and incentive stock options under the 2014 Equity Plan.

RSUs. Each RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. The general terms of the awards are described in the Company's 2018 Annual Report. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights.

The following table presents a summary of the RSUs awarded in accordance with the 2016, 2017, and 2018 Award Plan Summaries, as of June 30, 2019:

	Number of RSUs Granted	Weighted-Average Grant Date Fair Value	Number of Unvested RSUs
2016 Award	3,569	$45.45	478
2017 Award	3,225	52.95	1,831
2018 Award	3,734	$47.75	3,734
Total	10,528		6,043
Unrecognized compensation expense related to the unvested RSUs as of June 30, 2019 and June 30, 2018 was $211 thousand and $142 thousand, respectively.
During the six months ended June 30, 2019, a total of 6,183 contingent RSUs were provisionally granted in accordance with a 2019 Award Plan Summary. The estimated number of contingent RSUs provisionally granted was based on target performance-based payout amounts detailed in the 2019 Award Plan Summary approved by the Board of Directors and on the closing market price of the Company's stock on the February 6, 2019 provisional grant date ($47.60 per share). As with the 2016, 2017, and 2018 grants, one half is in the form of Time-Based RSUs and one-half is in the form of Performance-Based RSUs. The actual number of Time-Based RSUs granted (if any) will be determined as of the earned date of December 31, 2019, based on the closing market price of the Company's stock on that date, while the actual number of Performance-Based RSUs granted (if any) will be determined during the first quarter of 2020, based on actual 2019 performance. The contingent RSUs were granted on substantially the same terms and conditions as the RSUs granted under the previous annual Award Plan Summaries. As of June 30, 2019, the estimated unrecognized compensation expense related to the provisionally granted RSUs, based on the closing market price of the Company's stock on the provisional grant date of February 6, 2019, was $294 thousand.
On May 15, 2019, the Company's board of directors, as a component of total director compensation, granted an aggregate of 1,185 RSUs to the Company's non-employee directors. Each RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. The RSUs will vest on May 19, 2020, subject to continued board service through the vesting date, other than in the case of the director's death or disability. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights. Unrecognized director compensation expense related to the unvested RSUs as of June 30, 2019 was $39 thousand.

Stock options. As of June 30, 2019, 4,500 incentive stock options granted in December 2014 under the 2014 Equity Plan remained outstanding and exercisable and will expire in December 2021. There was no unrecognized compensation expense related to those options as of June 30, 2019. The estimated intrinsic value of those options was $59 thousand as of June 30, 2019.

Union Bankshares, Inc. Page 20

As of June 30, 2019, 2,000 incentive stock options granted under the 2008 ISO Plan remained outstanding and exercisable, with the last of such options expiring in December 2020. There was no unrecognized compensation expense related to those options as of June 30, 2019. The estimated intrinsic value of those options was $30 thousand as of June 30, 2019.

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

As of the balance sheet dates, the components of Accumulated OCI, net of tax, were:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Net unrealized gain (loss) on investment securities available-for-sale	$722	$(1,023)

The following tables disclose the tax effects allocated to each component of OCI for the three and six months ended June 30:

	Three Months Ended
	June 30, 2019			June 30, 2018
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Investment securities available-for-sale:	(Dollars in thousands)
Net unrealized holding gains (losses) arising during the period on investment securities available-for-sale	$1,023	$(215)	$808	$(271)	$57	$(214)
Reclassification adjustment for net gains on investment securities available-for-sale realized in net income	(4)	1	(3)	—	—	—
Total other comprehensive income (loss)	$1,019	$(214)	$805	$(271)	$57	$(214)

	Six Months Ended
	June 30, 2019			June 30, 2018
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Investment securities available-for-sale:	(Dollars in thousands)
Net unrealized holding gains (losses) arising during the period on investment securities available-for-sale	$2,217	$(466)	$1,751	$(1,474)	$310	$(1,164)
Reclassification adjustment for net gains on investment securities available-for-sale realized in net income	(8)	2	(6)	—	—	—
Total other comprehensive income (loss)	$2,209	$(464)	$1,745	$(1,474)	$310	$(1,164)

Union Bankshares, Inc. Page 21

The following table discloses information concerning reclassification adjustments from OCI for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended		Six Months Ended
Reclassification Adjustment Description	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018	Affected Line Item in Consolidated Statement of Income
	(Dollars in thousands)
Investment securities available-for-sale:
Net gains on investment securities available-for-sale	$(4)	$—	$(8)	$—	Net gains on sales of investment securities available-for-sale
Tax expense	1	—	2	—	Provision for income taxes
Total reclassifications	$(3)	$—	$(6)	$—	Net income

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

Union Bankshares, Inc. Page 22

Assets measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2019:	(Dollars in thousands)
Debt securities AFS:
U.S. Government-sponsored enterprises	$6,979	$—	$6,979	$—
Agency mortgage-backed	45,436	—	45,436	—
State and political subdivisions	19,503	—	19,503	—
Corporate	8,032	—	8,032	—
Total debt securities	$79,950	$—	$79,950	$—

Other investments:
Mutual funds	$618	$618	$—	$—

December 31, 2018:
Debt securities AFS:
U.S. Government-sponsored enterprises	$6,321	$—	$6,321	$—
Agency mortgage-backed	36,252	—	36,252	—
State and political subdivisions	23,171	—	23,171	—
Corporate	7,661	—	7,661	—
Total debt securities	$73,405	$—	$73,405	$—

Other investments:
Mutual funds	$556	$556	$—	$—
There were no transfers in or out of Levels 1 and 2 during the three and six months ended June 30, 2019, nor were there any Level 3 assets at any time during either period. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as collateral-dependent impaired loans, MSRs and OREO, were not considered material at June 30, 2019 or December 31, 2018. The Company has not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.

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

Union Bankshares, Inc. Page 23

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	June 30, 2019
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$25,689	$25,689	$25,689	$—	$—
Interest bearing deposits in banks	7,311	7,339	—	7,339	—
Investment securities	80,568	80,568	618	79,950	—
Loans held for sale	8,983	9,162	—	9,162	—
Loans, net
Residential real estate	190,612	191,106	—	—	191,106
Construction real estate	57,657	57,605	—	—	57,605
Commercial real estate	281,571	286,029	—	—	286,029
Commercial	43,209	42,329	—	—	42,329
Consumer	3,337	3,295	—	—	3,295
Municipal	24,412	24,992	—	—	24,992
Accrued interest receivable	2,481	2,481	—	408	2,073
Nonmarketable equity securities	2,580	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$128,010	$128,010	$128,010	$—	$—
Interest bearing	365,645	365,645	365,645	—	—
Time	159,145	158,774	—	158,774	—
Borrowed funds
Long-term	42,381	42,042	—	42,042	—
Accrued interest payable	275	275	—	275	—

Union Bankshares, Inc. Page 24

	December 31, 2018
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$37,289	$37,289	$37,289	$—	$—
Interest bearing deposits in banks	9,300	9,177	—	9,177	—
Investment securities	73,961	73,961	556	73,405	—
Loans held for sale	2,899	2,954	—	2,954	—
Loans, net
Residential real estate	186,225	183,836	—	—	183,836
Construction real estate	54,786	54,694	—	—	54,694
Commercial real estate	273,609	272,187	—	—	272,187
Commercial	46,943	45,713	—	—	45,713
Consumer	3,223	3,193	—	—	3,193
Municipal	72,874	72,689	—	—	72,689
Accrued interest receivable	2,812	2,812	—	423	2,389
Nonmarketable equity securities	2,376	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$132,971	$132,971	$132,971	$—	$—
Interest bearing	444,722	444,722	444,722	—	—
Time	129,077	127,554	—	127,554	—
Borrowed funds
Short-term	370	370	370	—	—
Long-term	27,451	27,374	—	27,374	—
Accrued interest payable	203	203	—	203	—
The carrying amounts in the preceding tables are included in the consolidated balance sheets under the applicable captions.

Note 13. Subsequent Events
Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with GAAP. Events occurring subsequent to June 30, 2019 have been evaluated as to their potential impact to the consolidated financial statements.

On July 17, 2019, the Company declared a regular quarterly cash dividend of $0.31 per share, payable August 8, 2019, to stockholders of record on July 29, 2019.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
GENERAL
The following discussion and analysis focuses on those factors that, in management's view, had a material effect on the financial position of the Company as of June 30, 2019 and December 31, 2018, and its results of operations for the three and six months ended June 30, 2019 and 2018. This discussion is being presented to provide a narrative explanation of the consolidated financial

Union Bankshares, Inc. Page 25

statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company's 2018 Annual Report. In the opinion of the Company's management, the interim unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim periods presented. Management is not aware of the occurrence of any events after June 30, 2019 which would materially affect the information presented.
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

CRITICAL ACCOUNTING POLICIES
The Company has established various accounting policies which govern the application of GAAP in the preparation of the Company's consolidated financial statements. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the reported amount of assets, liabilities, capital, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require management to make its most difficult and subjective judgments, often as a result of the need to make estimates on matters that are inherently uncertain. Based on this definition, management has identified the accounting policies and judgments most critical to the Company. They include establishing the amount of ALL, evaluating our investment securities for OTTI, and valuing our intangible assets. Prior to termination of our defined benefit pension plan during 2018, determining the amount of our defined benefit pension plan obligation and net periodic cost/(benefit) was also a critical accounting policy. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from estimates and have a material impact on the carrying value of assets, liabilities, or capital, and/or the results of operations of the Company.
Please refer to the Company's 2018 Annual Report on Form 10-K for a more in-depth discussion of the Company's critical accounting policies. There have been no changes to the Company's critical accounting policies since the filing of that report.

OVERVIEW
The Company's net income was $2.53 million for the quarter ended June 30, 2019 compared to $2.45 million for the quarter ended June 30, 2018, an increase of $80 thousand, or 3.3%. These results reflected the combined impact of an increase in the Company's net interest income of $310 thousand, or 4.3%, and an increase in noninterest income of $300 thousand, or 13.9%, which were partially offset by an increase in noninterest expenses of $501 thousand, or 7.9%, and an increase in the provision for income taxes of $29 thousand, or 6.3%.
Year-to-date earnings for 2019 were $5.15 million, or $1.15 per share, compared to $5.20 million, or $1.16 per share, for the same period in 2018, a decrease of $46 thousand, or 0.9%, year over year. Net interest income improved $810 thousand, or 5.7%, and the provision for income taxes decreased $85 thousand, or 8.7%. These positive changes were more than offset by an increase in noninterest expenses of $890 thousand, or 7.2%, and an increase in the provision for loan losses of $50 thousand.
At June 30, 2019, the Company had total consolidated assets of $773.9 million, including gross loans and loans held for sale (total loans) of $614.5 million, deposits of $652.8 million, borrowed funds of $42.4 million, and stockholders' equity of $68.7 million. The Company’s total assets at June 30, 2019 decreased $31.4 million, or 3.9%, from $805.3 million at December 31, 2018, and increased $56.2 million, or 7.8%, compared to June 30, 2018. The decrease in assets is attributable to the seasonal reduction in municipal loans. (See Financial Condition on page 34.)
June 30th marks the end of the fiscal year for the majority of municipal customers and several customers are required to reduce their outstanding short term debts to zero for one day during their fiscal year. The one day requirement traditionally occurs annually on June 30th and as a result the Company experiences a decrease in outstanding loan balances. In many cases, monies are transferred from corresponding deposit accounts to pay off these debts so the Company experiences a corresponding decrease in deposit balances as well. These decreases are short term in nature as the loans and deposits for the next municipal fiscal year are recorded within the first few days of July.
The Company's total capital increased from $64.5 million at December 31, 2018 to $68.7 million at June 30, 2019. This increase primarily reflects net income of $5.2 million for the first six months of 2019 and an increase of $1.7 million in accumulated other comprehensive income, partially offset by regular cash dividends paid of $2.8 million. (See Capital Resources on page 41.)

Union Bankshares, Inc. Page 27

The following unaudited per share information and key ratios depict several measurements of performance or financial condition at or for the three and six months ended June 30, 2019 and 2018, respectively:

	Three Months Ended or At June 30,		Six Months Ended or At June 30,
	2019	2018	2019	2018
Return on average assets (1)	1.25%	1.33%	1.29%	1.42%
Return on average equity (1)	15.07%	16.56%	15.57%	17.66%
Net interest margin (1)(2)	4.07%	4.24%	4.08%	4.19%
Efficiency ratio (3)	67.43%	66.62%	67.23%	65.55%
Net interest spread (4)	3.89%	4.13%	3.90%	4.09%
Loan to deposit ratio	94.13%	100.28%	94.13%	100.28%
Net loan charge-offs to average loans not held for sale (1)	0.03%	—%	0.08%	—%
Allowance for loan losses to loans not held for sale	0.94%	0.97%	0.94%	0.97%
Nonperforming assets to total assets (5)	0.20%	0.23%	0.20%	0.23%
Equity to assets	8.88%	8.38%	8.88%	8.38%
Total capital to risk weighted assets	13.06%	14.06%	13.06%	14.06%
Book value per share	$15.38	$13.46	$15.38	$13.46
Earnings per share	$0.56	$0.54	$1.15	$1.16
Dividends paid per share	$0.31	$0.30	$0.62	$0.60
Dividend payout ratio (6)	55.36%	55.56%	53.91%	51.72%
__________________

(1)	Annualized.

(2)	The ratio of tax equivalent net interest income to average earning assets. See pages 29 and 30 for more information.

(3)	The ratio of noninterest expense to tax equivalent net interest income and noninterest income, excluding securities gains (losses).

(4)	The difference between the average yield on earning assets and the average rate paid on interest bearing liabilities. See pages 29 and 30 for more information.

(5)	Nonperforming assets are loans or investment securities that are in nonaccrual or 90 or more days past due as well as OREO or OAO.

(6)	Cash dividends declared and paid per share divided by consolidated net income per share.

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
The Company’s net interest income increased $310 thousand, or 4.3%, to $7.5 million for the three months ended June 30, 2019 from $7.2 million for the three months ended June 30, 2018. The net interest spread decreased 24 bps to 3.89% for the second quarter of 2019, from 4.13% for the same period last year, reflecting a 38 bp increase in the average rate paid on interest bearing liabilities and a 14 bps increase in the average yield earned on interest earning assets between periods. Interest income on earning assets improved in most all categories as did the corresponding yields. Interest income on loans, the largest category of earning assets, increased $826 thousand to $8.2 million for the three months ended June 30, 2019, from $7.4 million for the three months ended June 30, 2018. The increase is attributable to an increase in the average volume of loans outstanding of $49.8 million between the comparison periods as well as an increase in the yield on loans of 14 bps between periods. The net interest margin decreased 17 bps during the second quarter of 2019 compared to the same period last year despite the $310 thousand increase in net interest income between periods, reflecting an increase of $61.7 million in average earning assets.
The average rate paid on interest bearing liabilities increased 38 bps, to 0.91% for the second quarter of 2019 compared to 0.53% for the second quarter of 2018. The average rate paid on time deposits increased 69 bp for the second quarter of 2019 compared to the same period in 2018 which reflects higher rate CD specials offered to customers in the Company's newest markets, as well as the whole branch network. The utilization of brokered deposits and purchased deposits from CDARS is necessary to bridge short term funding gaps as core deposits are gathered but are at higher rates than customer time deposits. Borrowed funds have a

Union Bankshares, Inc. Page 28

higher cost than customer deposits at an average rate paid of 2.20%, compared to 1.47% a year ago. The 73 bps increase in the average rate paid on borrowed funds resulted in a $68 thousand increase in interest expense for borrowed funds during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The Company recognizes that competition for customer deposits will likely continue to put upward pressure on cost of funds despite anticipated lower rates initiated by the Federal Reserve.
Net interest income was $14.9 million, on a fully tax equivalent basis for the six months ended June 30, 2019 compared to $14.1 million for the six months ended June 30, 2018, an increase of $810 thousand, or 5.73%. The average volume of earning assets increased $60.0 million and the average yield on earning assets increased 18 bps to 4.78% compared to 4.60% for the comparison period. Average loans increased $51.5 million, or 8.64%, to $647.7 million for the six months ended June 30, 2019. The $1.7 million increase in interest income on loans was due primarily to the increase in average loan volume, with the increase in average yield on loans also contributing, but to a lesser extent.
The average cost of funds, which is tied primarily to customer deposit accounts, increased 37 bps to 0.88% for the six months ended June 30, 2019 compared to 0.51% for the six months ended June 30, 2018. Interest expense increased $1.3 million, to $2.6 million for the six months ended June 30, 2019 compared to $1.4 million for the six months ended June 30, 2018. The increase in expense was primarily due to increases in rates paid and to a lesser extent the increase in average volume of $57.3 million.
The following table shows for the period indicated the total amount of income recorded from average interest earning assets, the related average tax equivalent yields, the interest expense associated with average interest bearing liabilities, the related average rates paid, and the resulting tax equivalent net interest spread and margin.

	Three Months Ended June 30,
	2019			2018
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$13,558	$50	1.44%	$8,375	$9	0.46%
Interest bearing deposits in banks	8,155	52	2.55%	9,757	51	2.10%
Investment securities (1), (2)	80,118	591	3.07%	71,314	477	2.87%
Loans, net (1), (3)	651,786	8,200	5.11%	601,947	7,374	4.97%
Nonmarketable equity securities	2,284	30	5.35%	2,826	32	4.41%
Total interest earning assets (1)	755,901	8,923	4.80%	694,219	7,943	4.66%
Cash and due from banks	4,572			4,142
Premises and equipment	19,734			14,696
Other assets	26,070			22,006
Total assets	$806,277			$735,063
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$155,815	85	0.22%	$142,967	45	0.13%
Savings/money market accounts	266,788	509	0.77%	256,536	285	0.45%
Time deposits	146,716	582	1.59%	108,741	244	0.90%
Borrowed funds and other liabilities	37,838	225	2.20%	42,230	157	1.47%
Total interest bearing liabilities	607,157	1,401	0.91%	550,474	731	0.53%
Noninterest bearing deposits	125,343			117,272
Other liabilities	6,640			8,131
Total liabilities	739,140			675,877
Stockholders' equity	67,137			59,186
Total liabilities and stockholders’ equity	$806,277			$735,063
Net interest income		$7,522			$7,212
Net interest spread (1)			3.89%			4.13%
Net interest margin (1)			4.07%			4.24%

Union Bankshares, Inc. Page 29

	Six Months Ended June 30,
	2019			2018
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$13,930	$111	1.58%	$12,394	$62	1.00%
Interest bearing deposits in banks	8,599	107	2.50%	9,856	96	1.97%
Investment securities (1), (2)	78,537	1,185	3.15%	69,874	923	2.84%
Loans, net (1), (3)	647,673	16,102	5.08%	596,166	14,373	4.92%
Nonmarketable equity securities	2,190	72	6.67%	2,595	60	4.65%
Total interest earning assets (1)	750,929	17,577	4.78%	690,885	15,514	4.60%
Cash and due from banks	4,507			4,044
Premises and equipment	18,281			14,438
Other assets	25,123			22,188
Total assets	$798,840			$731,555
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$153,963	160	0.21%	$144,023	92	0.13%
Savings/money market accounts	276,822	1,080	0.79%	257,297	583	0.46%
Time deposits	136,105	1,001	1.48%	105,286	432	0.83%
Borrowed funds and other liabilities	34,361	390	2.26%	37,320	271	1.44%
Total interest bearing liabilities	601,251	2,631	0.88%	543,926	1,378	0.51%
Noninterest bearing deposits	125,224			121,024
Other liabilities	6,215			7,745
Total liabilities	732,690			672,695
Stockholders' equity	66,150			58,860
Total liabilities and stockholders’ equity	$798,840			$731,555
Net interest income		$14,946			$14,136
Net interest spread (1)			3.90%			4.09%
Net interest margin (1)			4.08%			4.19%
__________________

(1)	Average yields reported on a tax equivalent basis using a marginal federal corporate income tax rate of 21%.

(2)	Average balances of investment securities are calculated on the amortized cost basis and include nonaccrual securities, if applicable.

(3)	Includes loans held for sale as well as nonaccrual loans, unamortized costs and unamortized premiums and is net of the allowance for loan losses.

Tax exempt interest income amounted to $597 thousand and $506 thousand for the three months ended June 30, 2019 and 2018, respectively and $1.2 million and $1.0 million for the 2019 and 2018 six month comparison periods, respectively. The following table presents the effect of tax exempt income on the calculation of net interest income, using a marginal federal corporate income tax rate of 21% for the 2019 and 2018 three and six month comparison periods:

	For the Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Net interest income, as presented	$7,522	$7,212	$14,946	$14,136
Effect of tax-exempt interest
Investment securities	23	34	51	68
Loans	102	85	201	170
Net interest income, tax equivalent	$7,647	$7,331	$15,198	$14,374

Union Bankshares, Inc. Page 30

Rate/Volume Analysis. The following table describes the extent to which changes in average interest rates (on a fully tax-equivalent basis) and changes in volume of average interest earning assets and interest bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to:

•	changes in volume (change in volume multiplied by prior rate);

•	changes in rate (change in rate multiplied by prior volume); and

•	total change in rate and volume.
Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018 Increase/(Decrease) Due to Change In			Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018 Increase/(Decrease) Due to Change In
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$9	$32	$41	$9	$40	$49
Interest bearing deposits in banks	(9)	10	1	(13)	24	11
Investment securities	72	42	114	138	124	262
Loans, net	621	205	826	1,269	460	1,729
Nonmarketable equity securities	(7)	5	(2)	(10)	22	12
Total interest earning assets	$686	$294	$980	$1,393	$670	$2,063
Interest bearing liabilities:
Interest bearing checking accounts	$4	$36	$40	$6	$62	$68
Savings/money market accounts	11	213	224	47	450	497
Time deposits	106	232	338	153	416	569
Borrowed funds	(10)	78	68	(22)	141	119
Total interest bearing liabilities	$111	$559	$670	$184	$1,069	$1,253
Net change in net interest income	$575	$(265)	$310	$1,209	$(399)	$810

Provision for Loan Losses. A provision for loan losses of $150 thousand and $200 thousand was recorded for the three and six months ended June 30, 2019, respectively, compared to $150 thousand for both the three and six months ended June 30, 2018. The provision for loan losses for the first six months of 2019 was deemed appropriate by management based on the size and mix of the loan portfolio, the level of nonperforming loans, the results of the qualitative factor review and prevailing existing economic conditions. For further details, see FINANCIAL CONDITION- Allowance for Loan Losses and Asset Quality below.

Union Bankshares, Inc. Page 31

Noninterest Income. The following table sets forth the components of noninterest income and changes between the three and six month comparison periods of 2019 and 2018:

	For The Three Months Ended June 30,				For The Six Months Ended June 30,
	2019	2018	$ Variance	% Variance	2019	2018	$ Variance	% Variance
	(Dollars in thousands)
Trust income	$183	$191	$(8)	(4.2)	$351	$384	$(33)	(8.6)
Service fees	1,504	1,483	21	1.4	2,930	2,970	(40)	(1.3)
Net gains on sales of loans held for sale	683	431	252	58.5	1,057	726	331	45.6
Income from Company-owned life insurance	55	56	(1)	(1.8)	111	368	(257)	(69.8)
Other income	23	(9)	32	(355.6)	165	175	(10)	(5.7)
Net gains on sales of investment securities AFS	4	—	4	100.0	8	—	8	100.0
Total noninterest income	$2,452	$2,152	$300	13.9	$4,622	$4,623	$(1)	—
The significant changes in noninterest income for the three and six months ended June 30, 2019 compared to the same periods of 2018 are described below:

•
Trust income. The decrease in trust income in both comparison periods is primarily due to the absence of income from the Company's defined benefit pension plan during 2019 as a result of the termination of the plan and settlement of the plan's assets and liabilities in the fourth quarter of 2018.

•
Service fees. Service fees increased $21 thousand for the three months ended June 30, 2019, compared to the same period of 2018 due to increases of $25 thousand in ATM network income and $10 thousand in loan servicing fees. These increases were partially offset by a reduction of $14 thousand in overdraft fee income. Service fees decreased $40 thousand for the six months ended June 30, 2019 primarily due to a reduction in service charge and overdraft fee income on customer accounts of $66 thousand, partially offset by an increase in ATM network income of $22 thousand.

•
Net gains on sales of loans held for sale. Continuing the Company's strategy to mitigate long-term interest rate risk, residential loans totaling $35.2 million and $56.7 million were sold during the three and six months ended June 30, 2019, respectively, versus sales of $26.3 million and $49.4 million during the same periods in 2018, respectively. The increase in net gains on sales of real estate loans is reflective of increases in volumes of loans sold and a declining rate environment during the first six months of 2019 compared to a rising rate environment during the same period of 2018.

•
Income from Company-owned life insurance. Proceeds from the death benefit on an insurance policy on the life of a former director resulted in $252 thousand of additional income during the first quarter of 2018.

•
Other income. Other income improved $32 thousand for the three months ended June 30, 2019 compared to the same period in 2018 due to an increase in net MSR income. Other income for the six months ended June 30, 2019 included a $116 thousand prepayment penalty from the early payoff of a commercial loan and $50 thousand related to oil and gas income. Other income for the six months ended June 30, 2018 included gain on the sale of a bank owned branch building of $191 thousand.

Union Bankshares, Inc. Page 32

Noninterest Expense. The following table sets forth the components of noninterest expense and changes between the three and six month comparison periods ended June 30, 2019 and 2018:

	For The Three Months Ended June 30,				For The Six Months Ended June 30,
	2019	2018	$ Variance	% Variance	2019	2018	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$2,903	$2,614	$289	11.1	$5,701	$5,263	$438	8.3
Employee benefits	1,058	1,197	(139)	(11.6)	2,054	2,155	(101)	(4.7)
Occupancy expense, net	421	336	85	25.3	859	731	128	17.5
Equipment expense	565	511	54	10.6	1,139	1,046	93	8.9
Legal and professional fees	207	191	16	8.4	446	375	71	18.9
FDIC insurance assessment	112	81	31	38.3	228	161	67	41.6
ATM network and debit card expense	206	155	51	32.9	398	316	82	25.9
Other expenses	1,335	1,221	114	9.3	2,495	2,383	112	4.7
Total noninterest expense	$6,807	$6,306	$501	7.9	$13,320	$12,430	$890	7.2
The significant changes in noninterest expense for the three and six months ended June 30, 2019 compared to the same periods of 2018 are described below:

•
Salaries and wages. Salaries and wages increased $289 thousand and $438 thousand for the three and six months ended June 30, 2019, respectively, compared to the same periods of 2018 primarily due to increases in commissions earned by mortgage loan originators, annual salary adjustments, and an increase in accrual amounts for annual incentive plan payments. Also, the number of full time equivalent employees has increased from 190 at June 30, 2018 to 198 as of June 30, 2019 due to the addition of new branch locations.

•
Employee benefits. The decreases in employee benefits for the comparison periods noted above is primarily due to amounts related to the Company's terminated defined benefit pension plan of $169 thousand and $339 thousand recorded for the three and six months ended June 30, 2018, respectively, that did not occur in 2019. Increases in the Company's medical and dental plan costs of $3 thousand and $146 thousand for the three and six months ended June 30, 2019, respectively, and increases of $16 thousand and $20 thousand in 401k contributions for the same time periods, respectively, partially offset the reduction in expenses from the defined benefit pension plan. The increase in the Company's medical plan costs occurred in the first quarter of 2019 reflecting a $140 thousand plan credit due to favorable 2018 claims experience compared to a similar experience-based credit of $242 thousand received during the same quarter last year.

•
Occupancy expense, net. Occupancy expenses increased for the three and six months ended June 30, 2019 due to increases in depreciation expense, utilities, and repairs and maintenance. These increases are primarily due to our branch expansion projects with the opening of two full service branches in Vermont and a loan production office in New Hampshire since June 30, 2018.

•
Equipment expense. Equipment expenses increased during the comparison periods due to increases of $34 thousand and $42 thousand in depreciation expense and $34 thousand and $60 thousand in software license and maintenance costs for the three and six months ended June 30, 2019, respectively, partially offset by a reduction in machine rent and service contracts of $15 thousand and $18 thousand for the same periods, respectively.

•
Legal and professional fees. Legal and professional fees increased $16 thousand and $71 thousand for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. During 2019, additional consultants were engaged to assist with internal audits, employment searches, and other advisory services that were not utilized in 2018.

•
FDIC insurance assessment. Union's FDIC insurance assessment increased for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 as noted in the table above due to a combination of an increase in the assessment factor as well as an increase in average assets to which the factor is applied.

•
ATM network and debit card expense. Debit card expenses increased $25 thousand and $32 thousand for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018 due to an increase in redemption of reward points customers earned on signature based debit card transactions. Additionally, changes in services with ATM and debit card service providers during the first quarter of 2019 have resulted in increases in expenses of $26 thousand and $48 thousand for the three and six months ended June 30, 2019, respectively.

Union Bankshares, Inc. Page 33

•
Other expenses. Other expenses increased $114 thousand and $112 thousand for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. Board related expenses increased $22 thousand and $34 thousand for the three and six month comparison periods, respectively, due to the addition of one board member to the Company's and Union's boards during the second quarter of 2018 and an increase in annual fees. Also, Union's Vermont franchise tax, which is assessed based on average customer deposit balances, increased $15 thousand and $27 thousand for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The remaining variances between the comparison periods is comprised of smaller dollar changes in various miscellaneous expense categories.

Provision for Income Taxes. The Company has provided for current and deferred federal income taxes for the three and six months ended June 30, 2019 and June 30, 2018. The Company's net provision for income taxes was $487 thousand and $897 thousand for the three and six months ended June 30, 2019, respectively, compared to $458 thousand and $982 thousand for the same periods in 2018, respectively. The Company's effective federal corporate income tax rate was 15.5% and 14.4% for the three and six months ended June 30, 2019, respectively, compared to 15.4% and 15.6% for the same periods in 2018, respectively.
Amortization expense related to limited partnership investments is included as a component of tax expense and amounted to $161 thousand and $323 thousand for the three and six months ended June 30, 2019, respectively, and $129 thousand and $269 thousand for the same periods in 2018, respectively. These investments provide tax benefits, including tax credits. Low income housing tax credits with respect to limited partnership investments are also included as a component of income tax expense and amounted to $167 thousand and $334 thousand for the three and six months ended June 30, 2019, respectively, and $148 thousand and $296 thousand for the three and six months ended June 30, 2018, respectively.

FINANCIAL CONDITION

At June 30, 2019, the Company had total consolidated assets of $773.9 million, including gross loans and loans held for sale (total loans) of $614.5 million, deposits of $652.8 million, borrowed funds of $42.4 million and stockholders' equity of $68.7 million. The Company’s total assets at June 30, 2019 decreased $31.4 million, or 3.9%, from $805.3 million at December 31, 2018, and increased $56.2 million, or 7.8%, compared to June 30, 2018.

Net loans and loans held for sale decreased $30.8 million, or 4.8%, to $609.8 million, or 78.8% of total assets at June 30, 2019, compared to $640.6 million, or 79.5% of total assets at December 31, 2018. (See Loans Held for Sale and Loan Portfolio below.)

Total deposits decreased $54.0 million, or 7.6%, to $652.8 million at June 30, 2019, from $706.8 million at December 31, 2018. There was an increase in time deposits of $30.1 million, or 23.3%, which was more than offset by decreases in interest bearing deposits of $79.1 million, or 17.8%, and noninterest bearing deposits of $5.0 million, or 3.7%. (See average balances and rates in the Yields Earned and Rates Paid table on pages 29 and 30.)

The majority of the decrease in assets, loans and deposits between June 30, 2019 and December 31, 2018 reflects the expected one day seasonal decline due to the municipal funding requirements in Vermont as municipalities and school districts utilize their deposits to pay down their short term loans as of their June 30 fiscal year end.

Total borrowed funds increased $14.6 million, or 52.3%, from $27.8 million at December 31, 2018 to $42.4 million at June 30, 2019. FHLB advances increased $14.9 million, while customer overnight collateralized repurchase sweeps decreased $370 thousand between December 31, 2018 and June 30, 2019. (See Borrowings on page 39.)

Total stockholders’ equity increased $4.2 million to $68.7 million at June 30, 2019 from $64.5 million at December 31, 2018. (See Capital Resources on page 41.)

Loans Held for Sale and Loan Portfolio. Total loans (including loans held for sale) decreased $30.9 million, or 4.8%, to $614.5 million, representing 79.4% of assets at June 30, 2019, from $645.4 million, representing 80.1% of assets at December 31, 2018. The total loan portfolio at June 30, 2019 increased $34.0 million compared to the June 30, 2018 level of $580.5 million, representing 80.9% of assets. The Company’s loans consist primarily of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Real estate secured loans represented $543.3 million, or 88.4% of total loans at June 30, 2019 and $522.0 million, or 80.9% of total loans at December 31, 2018. Although competition for good loans is strong, especially in the commercial sector, the Company has been able to originate loans to both current and new customers while maintaining credit quality. Other than the decrease in the municipal portfolio reflecting the one day seasonal fluctuation from municipalities and school districts paying down their short term loans as of their June 30 fiscal year end, the composition of the Company’s loan portfolio remained relatively unchanged from December 31, 2018. There was no material change in the Company’s lending programs or terms during the six months ended June 30, 2019.

Union Bankshares, Inc. Page 34

The composition of the Company's loan portfolio as of June 30, 2019 and December 31, 2018 was as follows:

	June 30, 2019		December 31, 2018
Loan Class	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$191,696	31.2	$187,320	29.0
Construction real estate	58,208	9.5	55,322	8.6
Commercial real estate	284,374	46.3	276,500	42.8
Commercial	43,451	7.1	47,228	7.3
Consumer	3,355	0.5	3,241	0.5
Municipal	24,406	4.0	72,850	11.3
Loans held for sale	8,983	1.4	2,899	0.5
Total loans	614,473	100.0	645,360	100.0
Allowance for loan losses	(5,676)		(5,739)
Unamortized net loan costs	984		938
Net loans and loans held for sale	$609,781		$640,559
The Company originates and sells qualified residential mortgage loans in various secondary market avenues, with a majority of sales made to the FHLMC/Freddie Mac, generally with servicing rights retained. At June 30, 2019, the Company serviced a $734.7 million residential real estate mortgage portfolio, of which $9.0 million was held for sale and approximately $534.1 million was serviced for unaffiliated third parties.

During the first six months of 2019, the Company sold $56.7 million of qualified residential real estate loans to the secondary market to mitigate long-term interest rate risk and to generate fee income, compared to sales of $49.4 million during the first six months of 2018. The Company originates and sells FHA, VA, and RD residential mortgage loans, and also has an Unconditional Direct Endorsement Approval from HUD which allows the Company to approve FHA loans originated in any of its Vermont or New Hampshire locations without needing prior HUD underwriting approval. The Company sells FHA, VA and RD loans as originated with servicing released. Some of the government backed loans qualify for zero down payments without geographic or income restrictions. These loan products increase the Company's ability to serve the borrowing needs of residents in the communities served, including low and moderate income borrowers, while the government guaranty mitigates the Company's exposure to credit risk.

The Company also originates commercial real estate and commercial loans under various SBA, USDA and State sponsored programs that provide a government agency guaranty for a portion of the loan amount. There was $4.3 million guaranteed under these various programs at June 30, 2019 on an aggregate balance of $5.5 million in subject loans. The Company occasionally sells the guaranteed portion of the loan to other financial partners and retains servicing rights, which generates fee income. There were no commercial loans sold in the first six months of 2019 or 2018. The Company recognizes gains and losses on the sale of the principal portion of these loans as they occur.

The Company serviced $20.8 million of commercial and commercial real estate loans for unaffiliated third parties as of June 30, 2019. This includes $18.8 million of commercial or commercial real estate loans the Company has participated out to other financial institutions, in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.

The Company capitalizes MSRs for all loans sold with servicing retained and recognizes gains and losses on the sale of the principal portion of these loans as they occur. The unamortized balance of MSRs on loans sold with servicing retained was $1.6 million at June 30, 2019, with an estimated market value in excess of the carrying value as of such date. Management periodically evaluates and measures the servicing assets for impairment.

Qualifying residential first mortgage loans and certain commercial real estate loans with a carrying value of $205.7 million were pledged as collateral for borrowings from the FHLB under a blanket lien at June 30, 2019.

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

Union Bankshares, Inc. Page 35

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
Repossessed assets and loans or investments that are 90 days or more past due are considered to be nonperforming assets. The following table shows the composition of nonperforming assets at the dates indicated and trends in certain ratios monitored by the Company's management in reviewing asset quality:

	June 30, 2019	December 31, 2018	June 30, 2018
	(Dollars in thousands)
Nonaccrual loans	$834	$816	$927
Accruing loans 90+ days delinquent	737	1,140	758
Total nonperforming assets (1)	$1,571	$1,956	$1,685
ALL to loans not held for sale	0.94%	0.89%	0.97%
ALL to nonperforming loans	361.30%	293.40%	329.55%
Nonperforming loans to total loans	0.26%	0.30%	0.29%
Nonperforming assets to total assets	0.20%	0.24%	0.23%
Delinquent loans (30 days to nonaccruing) to total loans	0.66%	1.41%	0.60%
Net charge-offs (annualized) to average loans not held for sale	0.08%	0.02%	—%
____________________

(1)
The Company had guarantees of U.S. or state government agencies on certain of the above nonperforming loans totaling $200 thousand at June 30, 2019, $114 thousand at December 31, 2018, and $253 thousand at June 30, 2018.

The level of nonaccrual loans increased $18 thousand, or 2.2%, since December 31, 2018, and accruing loans delinquent 90 days or more decreased $403 thousand, or 35.4%, during the same time period. There were four residential real estate loans totaling $225 thousand in process of foreclosure at June 30, 2019. The aggregate interest income not recognized on nonaccrual loans approximated $1.2 million as of June 30, 2019 and 2018, and $1.3 million as of December 31, 2018.
At June 30, 2019, the Company had loans rated substandard that were on performing status totaling $1.7 million, compared to $2.0 million at December 31, 2018. In management's view, substandard loans represent a higher degree of risk of becoming nonperforming loans in the future. The Company’s management is focused on the impact that the economy may have on its borrowers and closely monitors industry and geographic concentrations for evidence of financial problems. The region's tourist industry has seen successful results for all tourist seasons throughout the year for over two years. Improvement in local economic indicators have also been identified during this time period. The unemployment rate has stabilized in Vermont and was 2.1% for June 2019 compared to 2.8% for June 2018. The New Hampshire unemployment rate was 2.5% for June 2019 compared to 2.7% for June 2018. These rates compare favorably with the nationwide unemployment rate of 3.7% and 4.0%, respectively, for the comparable periods. Management will continue to monitor the national, regional and local economic environment and its impact on unemployment, business outlook and real estate values in the Company’s market area.
On occasion, the Company acquires residential or commercial real estate properties through or in lieu of loan foreclosure. These properties are held for sale and are initially recorded as OREO at fair value less estimated selling costs at the date of the Company’s acquisition of the property, with fair value based on an appraisal for more significant properties and on a broker’s price opinion for less significant properties. Holding costs and declines in the fair value of properties acquired are expensed as incurred. Declines in the fair value after acquisition of the property result in charges against income before tax. The Company evaluates each OREO property at least quarterly for changes in the fair value. The Company had no properties classified as OREO at June 30, 2019, June 30, 2018 or December 31, 2018.
Allowance for Loan Losses. Some of the Company’s loan customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge off a portion or all of the remaining principal balance due. The Company maintains an ALL to absorb such losses. The ALL is maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio as of the evaluation date; however, actual loan losses may vary from current estimates. The Company's policy and methodologies for establishing the ALL, described in the Company's 2018 Annual Report did not change during the first six months of 2019.
Impaired loans, including $3.0 million of TDR loans, were $3.5 million at June 30, 2019, with government guaranties of $613 thousand and a specific reserve amount allocated of $52 thousand. Impaired loans, including $3.3 million of TDR loans, were

Union Bankshares, Inc. Page 36

$4.4 million at December 31, 2018, with government guaranties of $641 thousand and a specific reserve amount allocated of $66 thousand. Based on management's evaluation of the Company's historical loss experience on substandard commercial loans, commercial loan relationships with aggregate balances greater than $500 thousand are evaluated individually for impairment, with a specific reserve allocated when warranted. Commercial loans with balances under this threshold are collectively evaluated for impairment as a homogeneous pool of loans, unless such loans are subject to a restructuring agreement or have been identified as impaired as part of a larger customer relationship. The specific reserve amount allocated to individually identified impaired loans decreased $14 thousand as a result of the June 30, 2019 impairment evaluation.
The following table reflects activity in the ALL for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Balance at beginning of period	$5,572	$5,405	$5,739	$5,408
Charge-offs	(52)	(3)	(273)	(9)
Recoveries	6	1	10	4
Net charge-offs	(46)	(2)	(263)	(5)
Provision for loan losses	150	150	200	150
Balance at end of period	$5,676	$5,553	$5,676	$5,553
The following table (net of loans held for sale) shows the internal breakdown by risk component of the Company's ALL and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

	June 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$1,396	31.7	$1,368	29.2
Construction real estate	646	9.6	617	8.6
Commercial real estate	3,011	47.0	2,933	43.0
Commercial	313	7.2	354	7.4
Consumer	23	0.5	23	0.5
Municipal	33	4.0	82	11.3
Unallocated	254	—	362	—
Total	$5,676	100.0	$5,739	100.0

Notwithstanding the categories shown in the table above or any specific allocation under the Company's ALL methodology, all funds in the ALL are available to absorb loan losses in the portfolio, regardless of loan category or specific allocation.
There were no changes to the reserve factors assigned to any of the loan portfolios based on the qualitative factor reviews performed during the first six months of 2019. Management believes, in its best estimate, that the ALL at June 30, 2019 is appropriate to cover probable credit losses inherent in the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the ALL at June 30, 2019. In addition, our banking regulators, as an integral part of their examination process, periodically review our ALL. Such agencies may require us to recognize adjustments to the ALL based on their judgments about information available to them at the time of their examination. A large adjustment to the ALL for losses in future periods could require increased provisions to replenish the ALL, which could negatively affect earnings. Management continues to be cautiously optimistic about the collectability of the Company's loan portfolio.
Investment Activities. During the first six months of 2019, investment securities classified as AFS increased $6.5 million to $80.0 million, comprising 10.3% of total assets, compared to $73.4 million, or 9.1% of total assets at December 31, 2018. Net unrealized gains for the Company’s AFS investment securities portfolio were $914 thousand as of June 30, 2019, compared to net unrealized losses of $1.3 million as of December 31, 2018. The Company’s accumulated OCI component of stockholders’ equity at June 30, 2019 reflected cumulative net unrealized gains on investment securities of $722 thousand. There were no securities classified as HTM at June 30, 2019 or December 31, 2018. No declines in value were deemed by management to be OTT at June 30, 2019. Deterioration in credit quality and/or imbalances in liquidity that may exist in the financial marketplace might adversely affect

Union Bankshares, Inc. Page 37

the fair values of the Company’s investment portfolio and the amount of gains or losses ultimately realized on the sale of such securities, and may also increase the potential that certain resulting unrealized losses will be designated as OTT in future periods, resulting in write-downs and charges to earnings. There were no investment securities pledged as of June 30, 2019, compared to $2.5 million pledged at December 31, 2018. In prior periods the Company secured various public deposits or customer repurchase agreements by pledging portions of the Company's investment portfolio. Union's management has implemented other acceptable methods of collateralization of the uninsured balances such as reciprocal deposits through the Promonotory network and municipal letters of credit offered by the FHLBB.
Deposits. The following table shows information concerning the Company's average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Average Amount	Percent of Total Deposits	Average Rate	Average Amount	Percent of Total Deposits	Average Rate
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$125,224	18.1	—	$121,024	19.3	—
Interest bearing checking accounts	153,963	22.2	0.21%	144,023	22.9	0.13%
Money market accounts	171,576	24.8	1.18%	153,221	24.4	0.66%
Savings accounts	105,246	15.2	0.15%	104,076	16.6	0.15%
Total nontime deposits	556,009	80.3	0.45%	522,344	83.2	0.26%
Time deposits:
Less than $100,000	73,463	10.6	1.27%	60,186	9.6	0.72%
$100,000 and over	62,642	9.1	1.73%	45,100	7.2	0.97%
Total time deposits	136,105	19.7	1.48%	105,286	16.8	0.83%
Total deposits	$692,114	100.0	0.65%	$627,630	100.0	0.36%
During the first six months of 2019, average total deposits grew $64.5 million, or 10.3%, compared to the six months ended June 30, 2018, with growth in all categories.
The Company participates in CDARS, which permits the Company to offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants. CDARS also provides the Company with an additional source of funding and liquidity through the purchase of deposits. At June 30, 2019, $16.2 million of the Company's CDARS deposits represented purchased deposits which are considered "brokered" deposits. At December 31, 2018, $15.0 million of the Company's CDARS deposits represented purchased deposits. These deposits are included in time deposits on the consolidated balance sheets. There were $11.5 million of time deposits of $250,000 or less on the balance sheet at June 30, 2019 and $11.3 million at December 31, 2018, which were exchanged with other CDARS participants.
The Company also participates in the ICS program, a service through which it can offer its customers a savings product with access to unlimited FDIC insurance, while receiving reciprocal deposits from other FDIC-insured banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of savings deposits through ICS provides a depositor with full deposit insurance coverage of excess balances, thereby helping the Company retain the full amount of the deposit on its balance sheet. As with the CDARS program, in addition to reciprocal deposits, participating banks may also purchase one-way ICS deposits. There were $69.0 million and $102.9 million in exchanged ICS money market deposits on the balance sheet at June 30, 2019 and December 31, 2018, respectively. There were no purchased ICS deposits at June 30, 2019 or December 31, 2018.
The Economic Growth, Regulatory Relief, and Consumer Protection Act was signed into law in May 2018 and allows the Company to hold reciprocal deposits up to 20 percent of total liabilities without those deposits being treated as brokered for regulatory purposes.
At June 30, 2019, there were $10.0 million in retail brokered deposits issued under a master certificate of deposit program with a deposit broker for the purpose of providing a supplemental source of funding and liquidity. These deposits will mature in August 2019. There were $1.0 million of retail brokered deposits at December 31, 2018.

Union Bankshares, Inc. Page 38

The following table provides a maturity distribution of the Company’s time deposits in amounts of $100,000 and over at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Within 3 months	$23,953	$24,518
3 to 6 months	8,617	9,125
6 to 12 months	29,570	12,820
Over 12 months	20,088	18,011
	$82,228	$64,474
The Company's time deposits in amounts of $100 thousand and over increased $17.8 million, or 27.5%, between December 31, 2018 and June 30, 2019 resulting primarily from customers taking advantage of time deposit promotions that were offered during the first six months of 2019. In addition, there was an increase of $1.2 million in purchased CDARS deposits outstanding at June 30, 2019 compared to December 31, 2018 which will mature within three months.
A provision of the Dodd-Frank Act permanently raised FDIC deposit insurance coverage to $250 thousand per depositor per insured depository institution for each account ownership category. At June 30, 2019, the Company had deposit accounts with less than $250 thousand totaling $508.5 million, or 77.9% of its deposits, with FDIC insurance protection. An additional $15.3 million of municipal deposits were over the FDIC insurance coverage limit at June 30, 2019 and were collateralized under applicable state regulations by letters of credit issued by the FHLB.
Borrowings. Total borrowed funds at June 30, 2019 were $42.4 million compared to $27.8 million at December 31, 2018, a net increase of $14.6 million, or 52.3%. The FHLB option advance borrowings were $42.4 million at June 30, 2019, at a weighted average rate of 2.30%, and $27.5 million at December 31, 2018, at a weighted average rate of 1.84%. The increase in option advance borrowings reflects a $25.0 million one month bullet advance at 2.45% taken during the second quarter of 2019. This advance was partially offset by the maturity of a $10.0 million bullet advance during the first six months of 2019. The increase in borrowed funds was utilized to fund loan demand as loan growth outpaced deposit growth throughout the first six months of 2019. In addition, there were no overnight secured customer repurchase agreement sweeps at June 30, 2019 due to the customer converting its account to another deposit product during the second quarter of 2019. At December 31, 2018, secured customer repurchase agreement sweeps were $370 thousand, at a weighted average rate of 0.20%.
The Company has the authority, up to its available borrowing capacity with the FHLB, to collateralize public unit deposits with letters of credit issued by the FHLB. FHLB letters of credit in the amount of $17.9 million and $17.3 million were utilized as collateral for these deposits at June 30, 2019 and December 31, 2018, respectively. Total fees paid by the Company in connection with the issuance of these letters of credit were $8 thousand and $14 thousand for the three and six months ended June 30, 2019, respectively, and $9 thousand and $15 thousand for the three and six months ended June 30, 2018, respectively.

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

Union Bankshares, Inc. Page 39

The following table details the contractual or notional amount of financial instruments that represented credit risk at the balance sheet dates:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Commitments to originate loans	$76,275	$22,673
Unused lines of credit	108,869	109,457
Standby and commercial letters of credit	2,078	2,308
Credit card arrangements	284	259
FHLB Mortgage Partnership Finance credit enhancement obligation, net	684	684
Total	$188,190	$135,381
Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have a fixed expiration date or other termination clause and may require payment of a fee. Since many of the loan commitments are expected to expire without being drawn upon and not all credit lines will be utilized, the total commitment amounts do not necessarily represent future cash requirements. Lines of credit incur seasonal volume fluctuations due to the nature of some customers' businesses, such as tourism and maple syrup products production. The large increase in commitments to originate loans at June 30, 2019 from December 31, 2018 is primarily the result of the annual fiscal cycle of local municipalities and school districts, with $54.8 million committed to them on June 30, 2019 for their fiscal year beginning July 1, 2019.
The Company did not hold any derivative or hedging instruments at June 30, 2019 or December 31, 2018.
The Company’s subsidiary bank is required (as are all banks) to maintain vault cash or a noninterest bearing reserve balance as established by FRB regulations. The Bank’s average total required reserve for the 14 day maintenance period including June 30, 2019 was $1.4 million and for December 31, 2018 was $1.0 million, both of which were satisfied by vault cash.

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
As of June 30, 2019, Union, as a member of FHLB, had access to unused lines of credit up to $63.3 million over and above the $61.2 million in combined outstanding borrowings and other credit subject to collateralization, subject to the purchase of required FHLB Class B common stock and evaluation by the FHLB of the underlying collateral available. This line of credit can be used for either short-term or long-term liquidity or other funding needs.
Union also maintains an IDEAL Way Line of Credit with the FHLB. The total line available was $551 thousand at June 30, 2019. There were no borrowings against this line of credit as of such date. Interest on this line is chargeable at a rate determined by the FHLB and payable monthly. Should Union utilize this line of credit, qualified portions of the loan and investment portfolios would collateralize these borrowings.
In addition to its borrowing arrangements with the FHLB, Union maintains a pre-approved federal funds line of credit totaling $15.0 million with an upstream correspondent bank, a master brokered deposit agreement with a brokerage firm, one-way buy options with CDARS and ICS as well as access to the FRB discount window, which would require pledging of qualified assets. Core deposits are the lowest cost of funds the Company has access to but these deposits may not be sufficient to cover the on balance sheet liquidity needs which makes using these other funding sources necessary. At June 30, 2019, there were no purchased ICS deposits, $16.2 million purchased CDARS deposits, $10.0 million in retail brokered deposits issued under a master certificate of deposit program with a deposit broker, and no outstanding advances on the federal funds line or at the discount window.
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

Union Bankshares, Inc. Page 40

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
Stockholders’ equity increased from $64.5 million at December 31, 2018 to $68.7 million at June 30, 2019, reflecting net income of $5.2 million for the first six months of 2019, an increase of $1.7 million in accumulated other comprehensive income due to an increase in the fair market value of the Company's AFS securities, an increase of $90 thousand from stock based compensation, a $22 thousand increase due to the issuance of 1,000 shares of common stock from the exercise of incentive stock options and a $20 thousand increase due to the issuance of common stock under the DRIP. These increases were partially offset by cash dividends paid of $2.8 million and stock repurchases of $13 thousand during the six months ended June 30, 2019. The components of the other comprehensive income are illustrated in Note 11 of the unaudited consolidated financial statements.
The Company has 7,500,000 shares of $2.00 par value common stock authorized. As of June 30, 2019, the Company had 4,944,690 shares issued, of which 4,467,845 were outstanding and 476,845 were held in treasury.
In December 2018, the Company's Board reauthorized for 2019 the limited stock repurchase plan that was initially established in May of 2010. The limited stock repurchase plan allows the repurchase of up to a fixed number of shares of the Company's common stock each calendar quarter in open market purchases or privately negotiated transactions, as management deems advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter (currently 2,500 shares) expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase authorization expires on December 31, 2019, unless reauthorized. The Company repurchased 300 shares during the first six months of 2019 under this program at a total cost of $13 thousand.
The Company maintains a Dividend Reinvestment and Stock Purchase Plan whereby registered stockholders may elect to reinvest cash dividends and optional cash contributions to purchase additional shares of the Company's common stock. The Company has reserved 200,000 shares of its common stock for issuance and sale under the DRIP. As of June 30, 2019, 1,926 shares of stock had been issued from treasury stock under the DRIP.
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
In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act was signed into law. This act rolls back certain provisions of the Dodd-Frank Act of 2010 providing relief to all but the largest banking organizations in the United States. A bank with less than $10 billion in assets may be exempt from current leverage and risk-based capital ratio requirements if it maintains a community bank leverage ratio ("CBLR") above a threshold to be set by federal banking regulators between eight and 10 percent. The Bank will be deemed "well capitalized" if it meets the CBLR. As of June 30, 2019, the banking regulators proposed a CBLR of 9.0% but had not yet taken final action on the proposal.
As of June 30, 2019, both the Company and Union met all capital adequacy requirements to which they are currently subject. There were no conditions or events between June 30, 2019 and the date of this report that management believes have changed either Company’s regulatory capital category.

Union Bankshares, Inc. Page 41

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of June 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Total capital to risk weighted assets	$71,139	13.06%	$43,577	8.00%	N/A	N/A
Tier I capital to risk weighted assets	65,463	12.02%	32,677	6.00%	N/A	N/A
Common Equity Tier 1 to risk weighted assets	65,463	12.02%	24,508	4.50%	N/A	N/A
Tier I capital to average assets	65,463	8.14%	32,169	4.00%	N/A	N/A

Union:
Total capital to risk weighted assets	$70,767	13.01%	$43,515	8.00%	$54,394	10.00%
Tier I capital to risk weighted assets	65,091	11.97%	32,627	6.00%	43,503	8.00%
Common Equity Tier 1 to risk weighted assets	65,091	11.97%	24,470	4.50%	35,346	6.50%
Tier I capital to average assets	65,091	8.11%	32,104	4.00%	40,130	5.00%
Dividends paid by Union are the primary source of funds available to the Company for payment of dividends to its stockholders. Union is subject to certain requirements imposed by federal banking laws and regulations, which among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by Union to the Company.
Cash dividends of $0.31 per share were paid during each of the first two quarters of 2019 and have been declared for the third quarter, payable on August 8, 2019 to stockholders of record on July 29, 2019.

OTHER FINANCIAL CONSIDERATIONS
Market Risk and Interest Rate Risk. Market risk is the potential of loss in a financial instrument arising from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices, and equity prices. The benchmark London Interbank Offered Rate (LIBOR) rate that is utilized throughout the banking industry to set interest rates in loan documents is being phased out by the end of 2021 by the Financial Conduct Authority of the United Kingdom. In preparation for this phaseout, an initial review of instruments the Company has tied to this rate is deemed immaterial and we do not anticipate an increased risk of loss arising from this phase out. As of June 30, 2019, the Company did not have any market risk sensitive instruments acquired for trading purposes. The Company’s market risk arises primarily from interest rate risk inherent in its lending, investing, deposit taking and borrowing activities. Management of interest rate risk is an important component of our asset and liability management process, which is governed by established policies that are reviewed and approved annually. Our investment policy details the types of securities that may be purchased, and establishes portfolio limits and maturity limits for the various sectors. Our investment policy also establishes specific investment quality limits. The ALCO develops guidelines and strategies impacting our asset and liability management-related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. Members of the ALCO also manage the investment portfolio to maximize net interest income while mitigating market and interest rate risk.
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
An outside consultant is utilized to perform rate shocks to our balance sheet to assess our risk to earnings in different interest rate environments, and to perform a variety of other analyses. The consultant’s most recent completed analysis was as of June 30, 2019. The base simulation assumed no changes in rates, as well as a 200 basis point falling interest rate scenario and 200 and 300 basis point rising interest rate scenarios which all assume a parallel shift of the yield curve over a 24 month period, with no growth assumptions. Management is not aware of any significant changes in the Company's risk profile since the analysis was performed as of June 30, 2019. A summary of the results is as follows:

•
Current/Flat Rates: If rates remain at current levels net interest income is projected to trend steadily upwards as investments and loans replace/reprice upward at a faster pace than expected increases to funding costs.

Union Bankshares, Inc. Page 42

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

The net interest income simulation as of June 30, 2019 showed that the change in net interest income for the next 24 months from our expected or “most likely” forecast was as follows:

Rate Change	Percent Change in Net Interest Income Limit	Percent Change in Net Interest Income
Up 300 basis points	(45.00)%	7.2%
Up 200 basis points	(30.00)%	5.7%
Down 200 basis points	(30.00)%	(6.8)%
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Information called for by this item is incorporated to Part I, Item 2, reference in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption OTHER FINANCIAL CONSIDERATIONS on page 42 of this report.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2019. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by

Union Bankshares, Inc. Page 43

the Company in the reports that it files with the Commission is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.
Changes in Internal Controls over Financial Reporting. There was no change in the Company's internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act, during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Union Bankshares, Inc. Page 44

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the quarter ended June 30, 2019, the Company did not issue any unregistered equity securities.
There was no repurchase of the Company's equity securities during the quarter ended June 30, 2019.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three and six months ended June 30, 2019 and 2018, (iii) the unaudited consolidated statements of comprehensive income for the three and six months ended June 30, 2019 and 2018, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

Union Bankshares, Inc.

August 8, 2019	/s/ David S. Silverman
David S. Silverman
Director, President and Chief Executive Officer

August 8, 2019	/s/ Karyn J. Hale
Karyn J. Hale
Chief Financial Officer
(Principal Financial Officer)

Union Bankshares, Inc. Page 45

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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three and six months ended June 30, 2019 and 2018, (iii) the unaudited consolidated statements of comprehensive income for the three and six months ended June 30, 2019 and 2018, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

____________________

*
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Union Bankshares, Inc. Page 46