Form 10-Q
period 2019-09-30
UNION BANKSHARES INC
filed 2019-11-08
CIK 706863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2019

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
Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ]      No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 28, 2019.

Common Stock, $2 par value	4,469,048	shares

UNION BANKSHARES, INC.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets	(Dollars in thousands)
Cash and due from banks	$5,126	$4,045
Federal funds sold and overnight deposits	24,774	33,244
Cash and cash equivalents	29,900	37,289
Interest bearing deposits in banks	7,062	9,300
Investment securities available-for-sale	85,274	73,405
Other investments	612	556
Total investments	85,886	73,961
Loans held for sale	13,561	2,899
Loans	657,916	642,461
Allowance for loan losses	(5,808)	(5,739)
Net deferred loan costs	988	938
Net loans	653,096	637,660
Premises and equipment, net	22,507	16,073
Company-owned life insurance	12,240	9,040
Other assets	20,636	19,115
Total assets	$844,888	$805,337
Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$137,239	$132,971
Interest bearing	419,646	444,722
Time	159,844	129,077
Total deposits	716,729	706,770
Borrowed funds	47,164	27,821
Accrued interest and other liabilities	10,382	6,255
Total liabilities	774,275	740,846
Commitments and Contingencies
Stockholders’ Equity
Common stock, $2.00 par value; 7,500,000 shares authorized; 4,945,690 shares issued at September 30, 2019 and 4,943,690 shares issued at December 31, 2018	9,892	9,888
Additional paid-in capital	1,099	894
Retained earnings	62,645	58,911
Treasury stock at cost; 476,647 shares at September 30, 2019 and 477,011 shares at December 31, 2018	(4,186)	(4,179)
Accumulated other comprehensive income (loss)	1,163	(1,023)
Total stockholders' equity	70,613	64,491
Total liabilities and stockholders' equity	$844,888	$805,337

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 1

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)
Interest and dividend income
Interest and fees on loans	$8,502	$7,482	$24,604	$21,855
Interest on debt securities:
Taxable	409	321	1,271	918
Tax exempt	131	145	373	436
Dividends	24	65	177	160
Interest on federal funds sold and overnight deposits	19	26	130	88
Interest on interest bearing deposits in banks	46	56	153	152
Total interest and dividend income	9,131	8,095	26,708	23,609
Interest expense
Interest on deposits	1,198	842	3,439	1,949
Interest on borrowed funds	299	244	689	515
Total interest expense	1,497	1,086	4,128	2,464
Net interest income	7,634	7,009	22,580	21,145
Provision for loan losses	150	150	350	300
Net interest income after provision for loan losses	7,484	6,859	22,230	20,845
Noninterest income
Trust income	168	195	519	579
Service fees	1,617	1,568	4,547	4,538
Net gains on sales of investment securities available-for-sale	—	—	8	—
Net gains on sales of loans held for sale	824	596	1,881	1,322
Other income	123	93	399	636
Total noninterest income	2,732	2,452	7,354	7,075
Noninterest expenses
Salaries and wages	3,072	2,745	8,773	8,008
Employee benefits	1,043	1,144	3,097	3,299
Occupancy expense, net	428	338	1,287	1,069
Equipment expense	625	528	1,764	1,574
Other expenses	1,833	1,770	5,400	5,005
Total noninterest expenses	7,001	6,525	20,321	18,955
Income before provision for income taxes	3,215	2,786	9,263	8,965
Provision for income taxes	477	475	1,374	1,457
Net income	$2,738	$2,311	$7,889	$7,508
Earnings per common share	$0.62	$0.52	$1.77	$1.68
Weighted average number of common shares outstanding	4,468,400	4,465,882	4,467,845	4,465,741
Dividends per common share	$0.31	$0.30	$0.93	$0.90

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 2

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Net income	$2,738	$2,311	$7,889	$7,508
Other comprehensive income (loss), net of tax:
Investment securities available-for-sale:
Net unrealized holding gains (losses) arising during the period on investment securities available-for-sale	441	(352)	2,192	(1,516)
Reclassification adjustment for net gains on sales of investment securities available-for-sale realized in net income	—	—	(6)	—
Total other comprehensive income (loss)	441	(352)	2,186	(1,516)
Total comprehensive income	$3,179	$1,959	$10,075	$5,992

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 3

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Three Month Period Ended September 30, 2019 and 2018
	Common Stock					Accumulated other comprehensive income (loss)
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock		Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances June 30, 2019	4,467,845	$9,890	$1,020	$61,292	$(4,188)	$722	$68,736
Net income	—	—	—	2,738	—	—	2,738
Other comprehensive income	—	—	—	—	—	441	441
Dividend reinvestment plan	198	—	5	—	2	—	7
Cash dividends declared ($0.31 per share)	—	—	—	(1,385)	—	—	(1,385)
Stock based compensation expense	—	—	54	—	—	—	54
Exercise of stock options	1,000	2	20	—	—	—	22
Balances, September 30, 2019	4,469,043	$9,892	$1,099	$62,645	$(4,186)	$1,163	$70,613

Balances June 30, 2018	4,465,803	$9,882	$850	$59,715	$(4,078)	$(6,260)	$60,109
Net income	—	—	—	2,311	—	—	2,311
Other comprehensive loss	—	—	—	—	—	(352)	(352)
Dividend reinvestment plan	143	—	6	—	2	—	8
Cash dividends declared ($0.30 per share)	—	—	—	(1,340)	—	—	(1,340)
Stock based compensation expense	—	—	41	—	—	—	41
Balances, September 30, 2018	4,465,946	$9,882	$897	$60,686	$(4,076)	$(6,612)	$60,777

	Nine Month Period Ended September 30, 2019 and 2018
	Common Stock					Accumulated other comprehensive income (loss)
	Shares, net of treasury	Amount	Additional paid-in capital	Retained earnings	Treasury stock		Total stockholders’ equity
	(Dollars in thousands, except per share data)
Balances, December 31, 2018	4,466,679	$9,888	$894	$58,911	$(4,179)	$(1,023)	$64,491
Net income	—	—	—	7,889	—	—	7,889
Other comprehensive income	—	—	—	—	—	2,186	2,186
Dividend reinvestment plan	664	—	21	—	6	—	27
Cash dividends declared ($0.93 per share)	—	—	—	(4,155)	—	—	(4,155)
Stock based compensation expense	—	—	144	—	—	—	144
Exercise of stock options	2,000	4	40	—	—	—	44
Purchase of treasury stock	(300)	—	—	—	(13)	—	(13)
Balances, September 30, 2019	4,469,043	$9,892	$1,099	$62,645	$(4,186)	$1,163	$70,613

Balances, December 31, 2017	4,465,576	$9,882	$755	$57,197	$(4,077)	$(5,096)	$58,661
Net income	—	—	—	7,508	—	—	7,508
Other comprehensive loss	—	—	—	—	—	(1,516)	(1,516)
Dividend reinvestment plan	430	—	19	—	4	—	23
Cash dividends declared ($0.90 per share)	—	—	—	(4,019)	—	—	(4,019)
Stock based compensation expense	—	—	123	—	—	—	123
Purchase of treasury stock	(60)	—	—	—	(3)	—	(3)
Balances, September 30, 2018	4,465,946	$9,882	$897	$60,686	$(4,076)	$(6,612)	$60,777
See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 4

UNION BANKSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities	(Dollars in thousands)
Net income	$7,889	$7,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,122	886
Provision for loan losses	350	300
Deferred income tax credit	(26)	(57)
Net amortization of investment securities	305	294
Equity in losses of limited partnerships	534	428
Stock based compensation expense	144	123
Net increase in unamortized loan costs	(50)	(96)
Proceeds from sales of loans held for sale	103,207	84,541
Origination of loans held for sale	(111,988)	(82,729)
Net gains on sales of loans held for sale	(1,881)	(1,322)
Net gain on disposals of premises and equipment	—	(191)
Net gain on sales of investment securities available-for-sale	(8)	—
Net gain on sales of other real estate owned	—	(11)
Decrease (increase) in accrued interest receivable	110	(70)
Amortization of core deposit intangible	129	129
Increase in other assets	(851)	(258)
Contribution to defined benefit pension plan	—	(850)
Increase in other liabilities	2,478	1,228
Net cash provided by operating activities	1,464	9,853
Cash Flows From Investing Activities
Interest bearing deposits in banks
Proceeds from maturities and redemptions	2,487	1,843
Purchases	(249)	(2,238)
Investment securities held-to-maturity
Proceeds from maturities, calls and paydowns	—	1,000
Investment securities available-for-sale
Proceeds from sales	8,785	—
Proceeds from maturities, calls and paydowns	6,567	4,222
Purchases	(24,752)	(13,053)
Other investments
Proceeds from sales	47	44
Purchases	(103)	(120)
Net increase in nonmarketable stock	(231)	(468)
Net increase in loans	(15,746)	(49,739)
Recoveries of loans charged off	10	17
Purchases of premises and equipment	(6,070)	(2,391)
Purchase of Company-owned life insurance	(3,000)	—
Proceeds from Company-owned life insurance death benefit	—	307
Investments in limited partnerships	(1,803)	(695)
Proceeds from sales of premises and equipment	—	204
Proceeds from sales of other real estate owned	—	47
Net cash used in investing activities	(34,058)	(61,020)

Union Bankshares, Inc. Page 5

Cash Flows From Financing Activities
Advances on long-term borrowings	150,000	164,175
Repayment of long-term debt	(130,287)	(156,940)
Net (decrease) increase in short-term borrowings outstanding	(370)	3,174
Net increase (decrease) in noninterest bearing deposits	4,268	(1,228)
Net decrease in interest bearing deposits	(25,076)	(10,656)
Net increase in time deposits	30,767	32,033
Issuance of common stock	44	—
Purchase of treasury stock	(13)	(3)
Dividends paid	(4,128)	(3,996)
Net cash provided by financing activities	25,205	26,559
Net decrease in cash and cash equivalents	(7,389)	(24,608)
Cash and cash equivalents
Beginning of period	37,289	38,508
End of period	$29,900	$13,900
Supplemental Disclosures of Cash Flow Information
Interest paid	$3,787	$2,440
Income taxes paid	$575	$1,350

Supplemental Schedule of Noncash Investing Activities
Investment in limited partnerships acquired by capital contributions payable	$619	$1,321
Right-of-use operating lease assets obtained in exchange for operating lease liabilities	$516	$—
Right-of-use finance lease assets obtained in exchange for finance lease liabilities	$1,486	$—

Dividends paid on Common Stock:
Dividends declared	$4,155	$4,019
Dividends reinvested	(27)	(23)
	$4,128	$3,996

See accompanying notes to unaudited interim consolidated financial statements.

Union Bankshares, Inc. Page 6

UNION BANKSHARES, INC. AND SUBSIDIARY
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation
The accompanying unaudited interim consolidated financial statements of Union Bankshares, Inc. and Subsidiary (together, the Company) as of September 30, 2019, and for the three and nine months ended September 30, 2019 and 2018, have been prepared in conformity with GAAP for interim financial information, general practices within the banking industry, and the accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Annual Report). The Company's sole subsidiary is Union Bank. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments and disclosures necessary for a fair presentation of the information contained herein, have been made. This information should be read in conjunction with the Company’s 2018 Annual Report. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2019, or any future interim period.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance, which will replace the existing incurred loss model for recognizing credit losses, banks and other lending institutions will be required to recognize the full amount of expected credit losses. The new guidance, which is referred to as the current expected credit loss model ("CECL"), requires that expected credit losses for financial assets held at the reporting date that are accounted for at amortized cost be measured and recognized based on historical experience and current and reasonably supportable forecasted conditions to reflect the full amount of expected credit losses. A modified version of these requirements also applies to debt securities classified as AFS. As initially proposed, the ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within such years. In October 2019, the FASB approved amendments to delay the effective date of the ASU to fiscal years beginning after December 31, 2022, including interim periods within those fiscal years, for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities. The final ASU is expected to be issued in November 2019. As the Company is a smaller reporting company, the delay will be applicable to the Company and the Company does not intend to early adopt the ASU at this time. The Company has established a CECL implementation team and developed a transition project plan. The Company has entered into an agreement with a software provider, historical data has been compiled and training on utilizing the software for the existing incurred loss model has been completed. The Company continues the collection of historical data and training is ongoing during 2019 surrounding CECL implementation and methodologies, including the running of parallel calculations throughout the year. This will facilitate the eventual implementation process and management's evaluation of the potential impact of the ASU on the Company's consolidated financial statements.
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

Union Bankshares, Inc. Page 8

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
The Company also initially recorded $1.7 million of acquired identifiable intangible assets in connection with the 2011 Branch Acquisition, representing the core deposit intangible which is subject to straight-line amortization over the estimated 10 year average life of the core deposit base, absent any future impairment. The net core deposit intangible balance of $284 thousand and $412 thousand at September 30, 2019 and December 31, 2018, respectively, is included in Other assets on the consolidated balance sheets. Management will evaluate the core deposit intangible for impairment if conditions warrant.
Amortization expense for the core deposit intangible was $43 thousand for the three months ended September 30, 2019 and 2018 and $129 thousand for the nine months ended September 30, 2019 and 2018. The amortization expense is included in Other expenses on the consolidated statements of income and is deductible for tax purposes. As of September 30, 2019, the remaining amortization expense related to the core deposit intangible, absent any future impairment, is expected to be as follows:

(Dollars in thousands)
2019	$43
2020	171
2021	70
Total	$284

Note 6. Investment Securities
AFS securities as of the balance sheet dates consisted of the following:

September 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$6,610	$60	$(58)	$6,612
Agency mortgage-backed	46,403	687	(56)	47,034
State and political subdivisions	22,987	547	(7)	23,527
Corporate	7,801	383	(83)	8,101
Total	$83,801	$1,677	$(204)	$85,274

Union Bankshares, Inc. Page 9

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale
Debt securities:
U.S. Government-sponsored enterprises	$6,528	$1	$(208)	$6,321
Agency mortgage-backed	36,851	84	(683)	36,252
State and political subdivisions	23,527	130	(486)	23,171
Corporate	7,792	18	(149)	7,661
Total	$74,698	$233	$(1,526)	$73,405

There were no investment securities HTM at September 30, 2019 or December 31, 2018. There were no investment securities pledged as collateral at September 30, 2019. At December 31, 2018, investment securities AFS with a carrying amount of $2.5 million were pledged as collateral for public deposits and for other purposes as required or permitted by law.

The amortized cost and estimated fair value of debt securities by contractual scheduled maturity as of September 30, 2019 were as follows:

	Amortized Cost	Fair Value
Available-for-sale	(Dollars in thousands)
Due in one year or less	$90	$90
Due from one to five years	3,998	4,126
Due from five to ten years	17,193	17,608
Due after ten years	16,117	16,416
	37,398	38,240
Agency mortgage-backed	46,403	47,034
Total debt securities available-for-sale	$83,801	$85,274

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

Information pertaining to all investment securities with gross unrealized losses as of the balance sheet dates, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

September 30, 2019	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
Debt securities:
U.S. Government- sponsored enterprises	2	$1,185	$(4)	9	$2,997	$(54)	11	$4,182	$(58)
Agency mortgage-backed	7	8,272	(19)	8	5,165	(37)	15	13,437	(56)
State and political subdivisions	2	752	(6)	1	305	(1)	3	1,057	(7)
Corporate	—	—	—	3	1,417	(83)	3	1,417	(83)
Total	11	$10,209	$(29)	21	$9,884	$(175)	32	$20,093	$(204)

Union Bankshares, Inc. Page 10

December 31, 2018	Less Than 12 Months			12 Months and over			Total
	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
		(Dollars in thousands)
Debt securities:
U.S. Government- sponsored enterprises	2	$1,184	$(11)	12	$4,854	$(197)	14	$6,038	$(208)
Agency mortgage-backed	5	3,516	(21)	40	26,198	(662)	45	29,714	(683)
State and political subdivisions	4	1,301	(16)	36	15,067	(470)	40	16,368	(486)
Corporate	5	2,424	(12)	5	2,285	(137)	10	4,709	(149)
Total	16	$8,425	$(60)	93	$48,404	$(1,466)	109	$56,829	$(1,526)
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

The Company has the ability to hold the investment securities that had unrealized losses at September 30, 2019 and December 31, 2018 for the foreseeable future and no declines were deemed by management to be OTT.

There were no sales of AFS securities during the three and nine months ended September 30, 2018. The following table presents the proceeds, gross realized gains and gross realized losses from the sale of AFS securities for the three and nine months ended September 30, 2019:

	For The Three Months Ended September 30, 2019	For The Nine Months Ended September 30, 2019
	(Dollars in thousands)
Proceeds	$—	$8,785

Gross gains	—	45
Gross losses	—	(37)
Net gains on sales of investment securities AFS	$—	$8

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
The composition of Net loans as of the balance sheet dates were as follows:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Residential real estate	$192,617	$187,320
Construction real estate	63,245	55,322
Commercial real estate	284,271	276,500
Commercial	44,536	47,228
Consumer	3,566	3,241
Municipal	69,681	72,850
Gross loans	657,916	642,461
Allowance for loan losses	(5,808)	(5,739)
Net deferred loan costs	988	938
Net loans	$653,096	$637,660
Qualifying residential first mortgage loans and certain commercial real estate loans with a carrying value of $207.8 million and $167.7 million were pledged as collateral for borrowings from the FHLB under a blanket lien at September 30, 2019 and December 31, 2018, respectively.
A summary of current, past due and nonaccrual loans as of the balance sheet dates follows:

September 30, 2019	Current	30-59 Days	60-89 Days	90 Days and Over and Accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$190,021	$168	$1,075	$955	$398	$192,617
Construction real estate	62,764	98	122	228	33	63,245
Commercial real estate	282,238	1,549	192	24	268	284,271
Commercial	44,481	—	6	25	24	44,536
Consumer	3,545	19	2	—	—	3,566
Municipal	69,681	—	—	—	—	69,681
Total	$652,730	$1,834	$1,397	$1,232	$723	$657,916

Union Bankshares, Inc. Page 12

December 31, 2018	Current	30-59 Days	60-89 Days	90 Days and Over and Accruing	Nonaccrual	Total
	(Dollars in thousands)
Residential real estate	$183,624	$1,984	$696	$422	$594	$187,320
Construction real estate	52,807	1,451	1,023	—	41	55,322
Commercial real estate	273,778	1,703	153	718	148	276,500
Commercial	47,163	24	8	—	33	47,228
Consumer	3,215	21	5	—	—	3,241
Municipal	72,789	61	—	—	—	72,850
Total	$633,376	$5,244	$1,885	$1,140	$816	$642,461
There were three residential real estate loans totaling $207 thousand and three commercial real estate loans totaling $137 thousand in process of foreclosure at September 30, 2019 and three residential real estate loans totaling $255 thousand and one commercial real estate loan totaling $146 thousand in process of foreclosure at December 31, 2018. Aggregate interest on nonaccrual loans not recognized was $1.2 million as of September 30, 2019 and $1.3 million as of December 31, 2018 and September 30, 2018.

Note 8.  Allowance for Loan Losses and Credit Quality
The ALL is established for estimated losses in the loan portfolio through a provision for loan losses charged to earnings. For all loan classes, loan losses are charged against the ALL when management believes the loan balance is uncollectible or in accordance with federal guidelines. Subsequent recoveries, if any, are credited to the ALL.

The ALL is maintained at a level believed by management to be appropriate to absorb probable credit losses inherent in the loan portfolio as of the balance sheet date. The amount of the ALL is based on management's periodic evaluation of the collectability of the loan portfolio, including the nature, volume and risk characteristics of the portfolio, credit concentrations, trends in historical loss experience, estimated value of any underlying collateral, specific impaired loans and economic conditions. There was no change to the methodology used to estimate the ALL during the third quarter of 2019. While management uses available information to recognize losses on loans, future additions to the ALL may be necessary based on changes in economic conditions or other relevant factors.

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

Changes in the ALL, by class of loans, for the three and nine months ended September 30, 2019 and 2018 were as follows:

For The Three Months Ended September 30, 2019	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, June 30, 2019	$1,396	$646	$3,011	$313	$23	$33	$254	$5,676
Provision (credit) for loan losses	31	43	156	13	2	45	(140)	150
Recoveries of amounts charged off	—	—	—	—	—	—	—	—
	1,427	689	3,167	326	25	78	114	5,826
Amounts charged off	(18)	—	—	—	—	—	—	(18)
Balance, September 30, 2019	$1,409	$689	$3,167	$326	$25	$78	$114	$5,808

Union Bankshares, Inc. Page 14

For The Three Months Ended September 30, 2018	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, June 30, 2018	$1,375	$556	$2,855	$374	$26	$30	$337	$5,553
Provision (credit) for loan losses	133	46	21	(10)	(10)	51	(81)	150
Recoveries of amounts charged off	—	—	—	—	13	—	—	13
	1,508	602	2,876	364	29	81	256	5,716
Amounts charged off	(100)	—	—	—	(6)	—	—	(106)
Balance, September 30, 2018	$1,408	$602	$2,876	$364	$23	$81	$256	$5,610

For The Nine Months Ended September 30, 2019	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2018	$1,368	$617	$2,933	$354	$23	$82	$362	$5,739
Provision (credit) for loan losses	116	72	234	171	9	(4)	(248)	350
Recoveries of amounts charged off	5	—	—	1	4	—	—	10
	1,489	689	3,167	526	36	78	114	6,099
Amounts charged off	(80)	—	—	(200)	(11)	—	—	(291)
Balance, September 30, 2019	$1,409	$689	$3,167	$326	$25	$78	$114	$5,808

For The Nine Months Ended September 30, 2018	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Balance, December 31, 2017	$1,361	$488	$2,707	$395	$30	$64	$363	$5,408
Provision (credit) for loan losses	147	114	171	(31)	(11)	17	(107)	300
Recoveries of amounts charged off	—	—	—	—	17	—	—	17
	1,508	602	2,878	364	36	81	256	5,725
Amounts charged off	(100)	—	(2)	—	(13)	—	—	(115)
Balance, September 30, 2018	$1,408	$602	$2,876	$364	$23	$81	$256	$5,610

The allocation of the ALL, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates, was as follows:

September 30, 2019	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$41	$—	$176	$8	$—	$—	$—	$225
Collectively evaluated for impairment	1,368	689	2,991	318	25	78	114	5,583
Total allocated	$1,409	$689	$3,167	$326	$25	$78	$114	$5,808

December 31, 2018	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Unallocated	Total
	(Dollars in thousands)
Individually evaluated for impairment	$47	$—	$9	$10	$—	$—	$—	$66
Collectively evaluated for impairment	1,321	617	2,924	344	23	82	362	5,673
Total allocated	$1,368	$617	$2,933	$354	$23	$82	$362	$5,739

Union Bankshares, Inc. Page 15

The recorded investment in loans, summarized on the basis of the Company's impairment methodology by class of loan, as of the balance sheet dates, was as follows:

September 30, 2019	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,595	$229	$3,264	$297	$—	$—	$5,385
Collectively evaluated for impairment	191,022	63,016	281,007	44,239	3,566	69,681	652,531
Total	$192,617	$63,245	$284,271	$44,536	$3,566	$69,681	$657,916

December 31, 2018	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Individually evaluated for impairment	$1,678	$119	$2,276	$352	$—	$—	$4,425
Collectively evaluated for impairment	185,642	55,203	274,224	46,876	3,241	72,850	638,036
Total	$187,320	$55,322	$276,500	$47,228	$3,241	$72,850	$642,461

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

The following tables summarize the loan ratings applied by management to the Company's loans by class as of the balance sheet dates:

September 30, 2019	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$172,225	$43,262	$174,061	$31,718	$3,494	$69,681	$494,441
Satisfactory/Monitor	17,177	19,749	105,849	11,695	69	—	154,539
Substandard	3,215	234	4,361	1,123	3	—	8,936
Total	$192,617	$63,245	$284,271	$44,536	$3,566	$69,681	$657,916

Union Bankshares, Inc. Page 16

December 31, 2018	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Commercial	Consumer	Municipal	Total
	(Dollars in thousands)
Pass	$170,416	$41,141	$174,802	$34,303	$3,209	$72,850	$496,721
Satisfactory/Monitor	14,008	14,053	98,327	12,150	31	—	138,569
Substandard	2,896	128	3,371	775	1	—	7,171
Total	$187,320	$55,322	$276,500	$47,228	$3,241	$72,850	$642,461

The following tables provide information with respect to impaired loans by class of loan as of and for the three and nine months ended September 30, 2019 and September 30, 2018:

	As of September 30, 2019			For The Three Months Ended September 30, 2019		For The Nine Months Ended September 30, 2019
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$221	$231	$41
Commercial real estate	1,789	1,789	176
Commercial	11	12	8
With an allowance recorded	2,021	2,032	225

Residential real estate	1,374	1,937	—
Construction real estate	229	247	—
Commercial real estate	1,475	1,570	—
Commercial	286	288	—
With no allowance recorded	3,364	4,042	—

Residential real estate	1,595	2,168	41	$1,606	$17	$1,653	$55
Construction real estate	229	247	—	170	1	143	3
Commercial real estate	3,264	3,359	176	2,380	24	2,176	89
Commercial	297	300	8	309	8	327	19
Total	$5,385	$6,074	$225	$4,465	$50	$4,299	$166
____________________

(1)	Does not reflect government guaranties on impaired loans as of September 30, 2019 totaling $592 thousand.

	As of September 30, 2018			For The Three Months Ended September 30, 2018		For The Nine Months Ended September 30, 2018
	Recorded Investment (1)	Principal Balance (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Residential real estate	$1,688	$2,268	$49	$1,743	$17	$1,749	$46
Construction real estate	78	78	—	79	1	80	3
Commercial real estate	2,318	2,406	9	2,045	21	1,555	52
Commercial	370	370	—	365	9	371	23
Total	$4,454	$5,122	$58	$4,232	$48	$3,755	$124
____________________

(1)	Does not reflect government guaranties on impaired loans as of September 30, 2018 totaling $656 thousand.

Union Bankshares, Inc. Page 17

The following table provides information with respect to impaired loans by class of loan as of December 31, 2018:

	December 31, 2018
	Recorded Investment (1)	Principal Balance (1)	Related Allowance
	(Dollars in thousands)
Residential real estate	$228	$238	$47
Commercial real estate	193	193	9
Commercial	12	13	10
With an allowance recorded	433	444	66

Residential real estate	1,450	2,039	—
Construction real estate	119	135	—
Commercial real estate	2,083	2,174	—
Commercial	340	340	—
With no allowance recorded	3,992	4,688	—

Residential real estate	1,678	2,277	47
Construction real estate	119	135	—
Commercial real estate	2,276	2,367	9
Commercial	352	353	10
Total	$4,425	$5,132	$66
____________________

(1)	Does not reflect government guaranties on impaired loans as of December 31, 2018 totaling $641 thousand.

The following is a summary of TDR loans by class of loan as of the balance sheet dates:

	September 30, 2019		December 31, 2018
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in thousands)
Residential real estate	26	$1,595	27	$1,678
Construction real estate	2	106	2	119
Commercial real estate	8	992	9	1,172
Commercial	4	288	4	340
Total	40	$2,981	42	$3,309
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
The following tables provide new TDR activity for the three and nine months ended September 30, 2019 and 2018:

	New TDRs During the			New TDRs During the
	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(Dollars in thousands)
Residential real estate	—	$—	$—	1	$77	$79

Union Bankshares, Inc. Page 18

	New TDRs During the			New TDRs During the
	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Residential real estate	1	$80	$81	2	$176	$179
Commercial real estate	—	—	—	1	204	204
Commercial	1	18	18	2	31	31
There was one residential TDR loan with a recorded investment balance of $78 thousand that had been modified within the previous twelve months that subsequently defaulted during the three and nine months ended September 30, 2019. There were no TDR loans modified within the previous twelve months that subsequently defaulted during the three and nine months ended September 30, 2018. TDR loans are considered defaulted at 90 days past due.

At September 30, 2019 and December 31, 2018, the Company was not committed to lend any additional funds to borrowers whose loans were nonperforming, impaired or restructured.

Note 9. Leases
Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). As of September 30, 2019, the Company had operating real estate leases for three branch locations, one loan production office and two ATM locations, as well as a finance real estate lease for land upon which a new branch location was constructed. The lease agreements have maturity dates ranging from July 2020 to September 2047. As of September 30, 2019, the weighted average remaining life of the lease term for the operating leases and finance lease was 6.06 years and 28 years, respectively.
The discount rate used in determining the lease liability for each individual lease was the FHLB fixed advance rate as of January 2019 that corresponded to the remaining lease term for each of these leases at adoption of the ASU. As of September 30, 2019, the weighted average discount rate for operating leases and the finance lease was 3.31% and 3.98%, respectively.
The operating lease right-of-use assets, included in Other assets on the consolidated balance sheet, were $436 thousand, and the operating lease liabilities, included in Accrued interest and other liabilities on the consolidated balance sheet, were $437 thousand as of September 30, 2019. The finance lease right-of-use assets, included in Premises and equipment, net on the consolidated balance sheet, were $1.4 million, and the finance lease liabilities, included in Accrued interest and other liabilities on the consolidated balance sheet, were $1.5 million as of September 30, 2019.
The components of lease expense were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(Dollars in thousands)
Operating lease cost	$31	$93

Finance lease cost:
Amortization of right-of-use assets	$13	$39
Interest on lease liabilities	14	44
	$27	$83

Union Bankshares, Inc. Page 19

Total estimated rental commitments for operating and finance leases were as follows as of September 30, 2019:

	Operating Leases	Finance Leases
	(Dollars in thousands)
2019	$51	$18
2020	113	70
2021	99	72
2022	51	73
2023	39	75
Thereafter	154	2,288
Total	$507	$2,596
A reconciliation of the undiscounted cash flows in the maturity analysis above and the lease liability recognized in the consolidated balance sheet as of September 30, 2019, is shown below:

	Operating Leases	Finance Leases
	(Dollars in thousands)
Undiscounted cash flows	$507	$2,596
Discount effect of cash flows	(70)	(1,110)
Lease liabilities	$437	$1,486

Note 10.  Stock Based Compensation
The Company's current stock based compensation plan is the Union Bankshares, Inc. 2014 Equity Incentive Plan. Under the 2014 Equity Plan, 50,000 shares of the Company’s common stock are available for equity awards of incentive stock options, nonqualified stock options, restricted stock and RSUs to eligible officers and (except for awards of incentive stock options) nonemployee directors. Shares available for issuance of awards under the 2014 Equity Plan consist of unissued shares of the Company’s common stock and/or shares held in treasury. As of September 30, 2019, there were outstanding grants of RSUs and incentive stock options under the 2014 Equity Plan.

RSUs. Each RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. The general terms of the awards are described in the Company's 2018 Annual Report. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights.
The following table presents a summary of the RSUs awarded to Company executives in accordance with the 2016, 2017, and 2018 Award Plan Summaries, and the number of such RSUs remaining unvested as of September 30, 2019:

	Number of RSUs Granted	Weighted-Average Grant Date Fair Value	Number of Unvested RSUs
2016 Award	3,569	$45.45	478
2017 Award	3,225	52.95	1,831
2018 Award	3,734	$47.75	3,734
Total	10,528		6,043
Unrecognized compensation expense related to the unvested RSUs as of September 30, 2019 and September 30, 2018 was $167 thousand and $71 thousand, respectively.
During the nine months ended September 30, 2019, a total of 6,183 contingent RSUs were provisionally granted to Company executives in accordance with a 2019 Award Plan Summary. The estimated number of contingent RSUs provisionally granted was based on target performance-based payout amounts detailed in the 2019 Award Plan Summary approved by the Board of Directors and on the closing market price of the Company's stock on the February 6, 2019 provisional grant date ($47.60 per share). As with the 2016, 2017, and 2018 grants, one half is in the form of Time-Based RSUs and one-half is in the form of Performance-Based RSUs. The actual number of Time-Based RSUs granted (if any) will be determined as of the earned date of December 31, 2019, based on the closing market price of the Company's stock on that date, while the actual number of Performance-Based RSUs granted (if any) will be determined during the first quarter of 2020, based on actual 2019 performance. The contingent RSUs were granted on substantially the same terms and conditions as the RSUs granted to Company executives under the previous

Union Bankshares, Inc. Page 20

annual Award Plan Summaries. As of September 30, 2019, the estimated unrecognized executive compensation expense related to the provisionally granted RSUs, based on the closing market price of the Company's stock on the provisional grant date of February 6, 2019, was $294 thousand.
On May 15, 2019, the Company's board of directors, as a component of total director compensation, granted an aggregate of 1,185 RSUs to the Company's non-employee directors. Each RSU represents the right to receive one share of the Company's common stock upon satisfaction of applicable vesting conditions. The RSUs will vest on May 19, 2020, subject to continued board service through the vesting date, other than in the case of the director's death or disability. Prior to vesting, the RSUs do not earn dividends or dividend equivalents, nor do they bear any voting rights. Unrecognized director compensation expense related to the unvested RSUs as of September 30, 2019 was $29 thousand.
Stock options. As of September 30, 2019, 4,500 incentive stock options granted in December 2014 under the 2014 Equity Plan remained outstanding and exercisable and will expire in December 2021. There was no unrecognized compensation expense related to those options as of September 30, 2019. The estimated intrinsic value of those options was $34 thousand as of September 30, 2019.
As of September 30, 2019, 1,000 incentive stock options granted under the 2008 ISO Plan remained outstanding and exercisable, with the last of such options expiring in December 2020. There was no unrecognized compensation expense related to those options as of September 30, 2019. The estimated intrinsic value of those options was $10 thousand as of September 30, 2019.

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
As of the balance sheet dates, the components of Accumulated OCI, net of tax, were:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Net unrealized gain (loss) on investment securities available-for-sale	$1,163	$(1,023)
The following tables disclose the tax effects allocated to each component of OCI for the three and nine months ended September 30:

	Three Months Ended
	September 30, 2019			September 30, 2018
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Investment securities available-for-sale:	(Dollars in thousands)
Net unrealized holding gains (losses) arising during the period on investment securities available-for-sale	$558	$(117)	$441	$(446)	$94	$(352)
Total other comprehensive income (loss)	$558	$(117)	$441	$(446)	$94	$(352)

Union Bankshares, Inc. Page 21

	Nine Months Ended
	September 30, 2019			September 30, 2018
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Investment securities available-for-sale:	(Dollars in thousands)
Net unrealized holding gains (losses) arising during the period on investment securities available-for-sale	$2,775	$(583)	$2,192	$(1,920)	$404	$(1,516)
Reclassification adjustment for net gains on investment securities available-for-sale realized in net income	(8)	2	(6)	—	—	—
Total other comprehensive income (loss)	$2,767	$(581)	$2,186	$(1,920)	$404	$(1,516)

There were no reclassification adjustments for the three months ended September 30, 2019 and 2018. The following table discloses information concerning reclassification adjustments from OCI for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
Reclassification Adjustment Description	September 30, 2019	September 30, 2018	Affected Line Item in Consolidated Statement of Income
	(Dollars in thousands)
Investment securities available-for-sale:
Net gains on investment securities available-for-sale	$(8)	$—	Net gains on sales of investment securities available-for-sale
Tax expense	2	—	Provision for income taxes
Total reclassifications	$(6)	$—	Net income

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

Union Bankshares, Inc. Page 22

Assets measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018, segregated by fair value hierarchy level, are summarized below:

	Fair Value Measurements
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2019:	(Dollars in thousands)
Debt securities AFS:
U.S. Government-sponsored enterprises	$6,612	$—	$6,612	$—
Agency mortgage-backed	47,034	—	47,034	—
State and political subdivisions	23,527	—	23,527	—
Corporate	8,101	—	8,101	—
Total debt securities	$85,274	$—	$85,274	$—

Other investments:
Mutual funds	$612	$612	$—	$—

December 31, 2018:
Debt securities AFS:
U.S. Government-sponsored enterprises	$6,321	$—	$6,321	$—
Agency mortgage-backed	36,252	—	36,252	—
State and political subdivisions	23,171	—	23,171	—
Corporate	7,661	—	7,661	—
Total debt securities	$73,405	$—	$73,405	$—

Other investments:
Mutual funds	$556	$556	$—	$—
There were no transfers in or out of Levels 1 and 2 during the three and nine months ended September 30, 2019, nor were there any Level 3 assets at any time during either period. Certain other assets and liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets and liabilities measured at fair value on a nonrecurring basis in periods after initial recognition, such as collateral-dependent impaired loans, MSRs and OREO, were not considered material at September 30, 2019 or December 31, 2018. The Company has not elected to apply the fair value method to any financial assets or liabilities other than those situations where other accounting pronouncements require fair value measurements.

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

Union Bankshares, Inc. Page 23

As of the balance sheet dates, the estimated fair values and related carrying amounts of the Company's significant financial instruments were as follows:

	September 30, 2019
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$29,900	$29,900	$29,900	$—	$—
Interest bearing deposits in banks	7,062	7,150	—	7,150	—
Investment securities	85,886	85,886	612	85,274	—
Loans held for sale	13,561	13,833	—	13,833	—
Loans, net
Residential real estate	191,497	192,027	—	—	192,027
Construction real estate	62,651	62,296	—	—	62,296
Commercial real estate	281,417	283,431	—	—	283,431
Commercial	44,277	42,959	—	—	42,959
Consumer	3,546	3,496	—	—	3,496
Municipal	69,708	69,682	—	—	69,682
Accrued interest receivable	2,702	2,702	—	446	2,256
Nonmarketable equity securities	2,607	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$137,239	$137,239	$137,239	$—	$—
Interest bearing	419,646	419,646	419,646	—	—
Time	159,844	159,709	—	159,709	—
Borrowed funds
Long-term	47,164	46,918	—	46,918	—
Accrued interest payable	543	543	—	543	—

Union Bankshares, Inc. Page 24

	December 31, 2018
	Fair Value Measurements
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$37,289	$37,289	$37,289	$—	$—
Interest bearing deposits in banks	9,300	9,177	—	9,177	—
Investment securities	73,961	73,961	556	73,405	—
Loans held for sale	2,899	2,954	—	2,954	—
Loans, net
Residential real estate	186,225	183,836	—	—	183,836
Construction real estate	54,786	54,694	—	—	54,694
Commercial real estate	273,609	272,187	—	—	272,187
Commercial	46,943	45,713	—	—	45,713
Consumer	3,223	3,193	—	—	3,193
Municipal	72,874	72,689	—	—	72,689
Accrued interest receivable	2,812	2,812	—	423	2,389
Nonmarketable equity securities	2,376	N/A	N/A	N/A	N/A
Financial liabilities
Deposits
Noninterest bearing	$132,971	$132,971	$132,971	$—	$—
Interest bearing	444,722	444,722	444,722	—	—
Time	129,077	127,554	—	127,554	—
Borrowed funds
Short-term	370	370	370	—	—
Long-term	27,451	27,374	—	27,374	—
Accrued interest payable	203	203	—	203	—
The carrying amounts in the preceding tables are included in the consolidated balance sheets under the applicable captions.

Note 13. Subsequent Events
Subsequent events represent events or transactions occurring after the balance sheet date but before the financial statements are issued. Financial statements are considered “issued” when they are widely distributed to shareholders and others for general use and reliance in a form and format that complies with GAAP. Events occurring subsequent to September 30, 2019 have been evaluated as to their potential impact to the consolidated financial statements.

On October 16, 2019, the Company declared a regular quarterly cash dividend of $0.31 per share, payable November 7, 2019, to stockholders of record on October 28, 2019.

Union Bankshares, Inc. Page 25

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
GENERAL
The following discussion and analysis focuses on those factors that, in management's view, had a material effect on the financial position of the Company as of September 30, 2019 and December 31, 2018, and its results of operations for the three and nine months ended September 30, 2019 and 2018. This discussion is being presented to provide a narrative explanation of the consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes and with other financial data appearing elsewhere in this filing and with the Company's 2018 Annual Report. In the opinion of the Company's management, the interim unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments and disclosures necessary to fairly present the Company's consolidated financial position and results of operations for the interim periods presented. Management is not aware of the occurrence of any events after September 30, 2019 which would materially affect the information presented.
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

Union Bankshares, Inc. Page 26

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

CRITICAL ACCOUNTING POLICIES
The Company has established various accounting policies which govern the application of GAAP in the preparation of the Company's consolidated financial statements. Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the reported amount of assets, liabilities, capital, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require management to make its most difficult and subjective judgments, often as a result of the need to make estimates on matters that are inherently uncertain. Based on this definition, management has identified the accounting policies and judgments most critical to the Company. They include establishing the amount of ALL, evaluating our investment securities for OTTI, and valuing our intangible assets. Prior to termination of our defined benefit pension plan during the fourth quarter of 2018, determining the amount of our defined benefit pension plan obligation and net periodic cost/(benefit) was also a critical accounting policy. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from estimates and have a material impact on the carrying value of assets, liabilities, or capital, and/or the results of operations of the Company.
Please refer to the Company's 2018 Annual Report on Form 10-K for a more in-depth discussion of the Company's critical accounting policies. There have been no changes to the Company's critical accounting policies since the filing of that report.

OVERVIEW
During the third quarter of 2019, the Federal Reserve reduced the Federal Funds Target Rate from 2.5% to 2.0%, which also resulted in a decrease in the national prime rate from 5.5% to 5.0%. The Company holds variable rate loans in the portfolio that are indexed to the national prime rate, however, not all of these variable rate loans are set to reprice immediately upon a change to the index, therefore, the Company did not recognize an immediate decline in loan interest income related to this reduction in rates. The decrease in rates on a national level does impact the interest rates offered on new loans and has resulted in rate reduction requests from select customers with existing loans.
The Company opened two full service branch locations in Chittenden County, Vermont in May and August of 2019. The new locations have contributed to increases in customer loan and deposit balances on the balance sheet, but have also contributed to increases in overhead expense, specifically related to salaries and wages, occupancy and equipment expenses.
Net income for the September 30, 2018 three and nine month comparison periods reflected a one-time charge to income of $310 thousand to correct an overstated interest rate assigned to a tax exempt loan. This correction impacts the changes in interest income between periods. In addition, the changes in net income between periods were affected by expenses of $169 thousand and $508 thousand for the September 30, 2018 three and nine month comparison periods, respectively, related to the Company's defined benefit plan, which was terminated and settled during the fourth quarter of 2018. (See Results of Operations.)
The Company's net income increased $427 thousand, or 18.5%, to $2.7 million for the quarter ended September 30, 2019, compared to $2.3 million for the quarter ended September 30, 2018. These results reflected the combined impact of an increase in the

Union Bankshares, Inc. Page 27

Company's net interest income of $625 thousand, or 8.9%, and an increase in noninterest income of $280 thousand, or 11.4%, which were partially offset by an increase in noninterest expenses of $476 thousand, or 7.3%.
Year-to-date earnings for 2019 were $7.9 million, or $1.77 per share, compared to $7.5 million, or $1.68 per share, for the same period in 2018, an increase of $381 thousand, or 5.1%, year over year. Net interest income improved $1.4 million, or 6.8%, noninterest income increased $279 thousand, or 3.9%, and the provision for income taxes decreased $83 thousand, or 5.7%. These positive changes were partially offset by an increase in noninterest expenses of $1.4 million, or 7.2%, and an increase in the provision for loan losses of $50 thousand.
At September 30, 2019, the Company had total consolidated assets of $844.9 million, including gross loans and loans held for sale (total loans) of $671.5 million, deposits of $716.7 million, borrowed funds of $47.2 million, and stockholders' equity of $70.6 million. The Company’s total assets at September 30, 2019 increased $39.6 million, or 4.9%, from $805.3 million at December 31, 2018, and increased $65.2 million, or 8.4%, compared to September 30, 2018. (See Financial Condition on page 35.)
The Company's total capital increased from $64.5 million at December 31, 2018 to $70.6 million at September 30, 2019. This increase primarily reflects net income of $7.9 million for the first nine months of 2019 and an increase of $2.2 million in accumulated other comprehensive income, partially offset by regular cash dividends declared of $4.2 million. (See Capital Resources on page 42.)
The following unaudited per share information and key ratios depict several measurements of performance or financial condition at or for the three and nine months ended September 30, 2019 and 2018, respectively:

	Three Months Ended or At September 30,		Nine Months Ended or At September 30,
	2019	2018	2019	2018
Return on average assets (1)	1.34%	1.20%	1.31%	1.34%
Return on average equity (1)	15.79%	15.30%	15.64%	16.86%
Net interest margin (1)(2)	4.05%	3.87%	4.07%	4.08%
Efficiency ratio (3)	66.72%	68.63%	67.05%	66.58%
Net interest spread (4)	3.86%	3.72%	3.89%	3.96%
Loan to deposit ratio	93.69%	96.40%	93.69%	96.40%
Net loan charge-offs to average loans not held for sale (1)	0.01%	0.06%	0.06%	0.02%
Allowance for loan losses to loans not held for sale	0.88%	0.88%	0.88%	0.88%
Nonperforming assets to total assets (5)	0.23%	0.18%	0.23%	0.18%
Equity to assets	8.36%	7.80%	8.36%	7.80%
Total capital to risk weighted assets	12.95%	13.63%	12.95%	13.63%
Book value per share	$15.80	$13.61	$15.80	$13.61
Earnings per share	$0.62	$0.52	$1.77	$1.68
Dividends paid per share	$0.31	$0.30	$0.93	$0.90
Dividend payout ratio (6)	50.00%	57.69%	52.54%	53.57%
__________________

(1)	Annualized.

(2)	The ratio of tax equivalent net interest income to average earning assets. See pages 30 and 31 for more information.

(3)	The ratio of noninterest expense to tax equivalent net interest income and noninterest income, excluding securities gains (losses).

(4)	The difference between the average yield on earning assets and the average rate paid on interest bearing liabilities. See pages 30 and 31 for more information.

(5)	Nonperforming assets are loans or investment securities that are in nonaccrual or 90 or more days past due as well as OREO or OAO.

(6)	Cash dividends declared and paid per share divided by consolidated net income per share.

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
As previously mentioned, the Federal Reserve decreased short term interest rates by 50 bp during the third quarter of 2019. Despite the decline in interest rates the average yield on average earning assets was 4.82% for the three months ended September 30, 2019 compared to 4.46% for the three months ended September 30, 2018, an increase of 36 bp. The increase in average yield was primarily driven by an increase of 43 bps in loan yield due to an increase in the average volume of loans outstanding of $30.5 million between the comparison periods. The one-time reduction of $310 thousand in interest income for the three months ended September 30, 2018 to correct an overstated interest rate on a tax exempt loan reduced the average yield on earning assets for that period by four bps.
The average rate paid on interest bearing liabilities increased 22 bps, to 0.96% for the third quarter of 2019 compared to 0.74% for the third quarter of 2018. The average rate paid on time deposits increased 54 bp for the third quarter of 2019 compared to the same period in 2018, which reflects higher rate CD specials offered to customers in the Company's newest markets, as well as the whole branch network. The utilization of brokered deposits and purchased deposits from CDARS is necessary to bridge short term funding gaps as core deposits are gathered. The reduction in short term interest rates initiated by the Federal Reserve has started to provide some relief in wholesale funding costs, but for the comparison periods, borrowed funds have a higher cost than customer deposits at an average rate paid of 2.22%, compared to 1.73% a year ago. The 49 bps increase in the average rate paid on borrowed funds resulted in a $55 thousand increase in interest expense for borrowed funds during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Although interest rates are decreasing nationally, competition for customer deposits remains strong and will likely continue to put upward pressure on cost of funds in the coming months.
The Company’s tax-equivalent net interest income increased $625 thousand, or 8.9%, to $7.6 million for the three months ended September 30, 2019 from $7.0 million for the three months ended September 30, 2018. The net interest spread increased 14 bps to 3.86% for the third quarter of 2019, from 3.72% for the same period last year, reflecting the net effect of the 22 bp increase in the average rate paid on interest bearing liabilities and the 36 bps increase in the average yield earned on interest earning assets between periods. The net interest margin increased 18 bps during the third quarter of 2019 compared to the same period last year as a result of the changes discussed above.
Net interest income was $22.6 million, on a fully tax equivalent basis for the nine months ended September 30, 2019 compared to $21.1 million for the nine months ended September 30, 2018, an increase of $1.4 million, or 6.79%. The average volume of earning assets increased $51.7 million and the average yield on earning assets increased 25 bps to 4.80% compared to 4.55% for the comparison period. Average loans increased $44.4 million, or 7.31%, to $652.0 million for the nine months ended September 30, 2019. The $2.7 million increase in interest income on loans was due primarily to the increase in average loan volume, with the increase in average yield on loans also contributing, but to a lesser extent.
The average cost of funds, which is tied primarily to customer deposit accounts, increased 32 bps to 0.91% for the nine months ended September 30, 2019 compared to 0.59% for the nine months ended September 30, 2018. Interest expense increased $1.7 million, to $4.1 million for the nine months ended September 30, 2019 compared to $2.5 million for the nine months ended September 30, 2018. The increase in interest expense was primarily due to increases in average rates paid and to a lesser extent the increase in average volume of $47.5 million.

Union Bankshares, Inc. Page 29

The following tables show for the periods indicated the total amount of income recorded from average interest earning assets, the related average tax equivalent yields, the interest expense associated with average interest bearing liabilities, the related average rates paid, and the resulting tax equivalent net interest spread and margin.

	Three Months Ended September 30,
	2019			2018
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$8,468	$19	0.89%	$11,346	$26	0.88%
Interest bearing deposits in banks	7,309	46	2.48%	9,988	56	2.24%
Investment securities (1), (2)	83,211	531	2.69%	72,150	490	2.91%
Loans, net (1), (3)	660,570	8,502	5.17%	630,028	7,482	4.74%
Nonmarketable equity securities	2,739	33	4.75%	3,423	41	4.71%
Total interest earning assets (1)	762,297	9,131	4.82%	726,935	8,095	4.46%
Cash and due from banks	5,077			4,682
Premises and equipment	22,142			15,402
Other assets	29,572			23,279
Total assets	$819,088			$770,298
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$163,278	136	0.33%	$141,819	56	0.15%
Savings/money market accounts	240,176	398	0.66%	259,990	426	0.65%
Time deposits	157,868	664	1.67%	126,005	360	1.13%
Borrowed funds and other liabilities	50,011	299	2.22%	55,335	244	1.73%
Total interest bearing liabilities	611,333	1,497	0.96%	583,149	1,086	0.74%
Noninterest bearing deposits	130,854			117,774
Other liabilities	7,522			8,980
Total liabilities	749,709			709,903
Stockholders' equity	69,379			60,395
Total liabilities and stockholders’ equity	$819,088			$770,298
Net interest income		$7,634			$7,009
Net interest spread (1)			3.86%			3.72%
Net interest margin (1)			4.05%			3.87%

Union Bankshares, Inc. Page 30

	Nine Months Ended September 30,
	2019			2018
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average Assets:
Federal funds sold and overnight deposits	$12,089	$130	1.42%	$12,041	$88	0.96%
Interest bearing deposits in banks	8,164	153	2.50%	9,901	152	2.06%
Investment securities (1), (2)	80,113	1,716	2.99%	70,641	1,413	2.86%
Loans, net (1), (3)	652,019	24,604	5.11%	607,577	21,855	4.86%
Nonmarketable equity securities	2,375	105	5.92%	2,874	101	4.67%
Total interest earning assets (1)	754,760	26,708	4.80%	703,034	23,609	4.55%
Cash and due from banks	4,699			4,259
Premises and equipment	19,582			14,762
Other assets	26,619			22,559
Total assets	$805,660			$744,614
Average Liabilities and Stockholders' Equity:
Interest bearing checking accounts	$157,102	296	0.25%	$143,280	148	0.14%
Savings/money market accounts	264,472	1,478	0.75%	258,204	1,009	0.52%
Time deposits	143,439	1,665	1.55%	112,268	792	0.94%
Borrowed funds and other liabilities	39,636	689	2.29%	43,392	515	1.57%
Total interest bearing liabilities	604,649	4,128	0.91%	557,144	2,464	0.59%
Noninterest bearing deposits	127,077			119,890
Other liabilities	6,695			8,199
Total liabilities	738,421			685,233
Stockholders' equity	67,239			59,381
Total liabilities and stockholders’ equity	$805,660			$744,614
Net interest income		$22,580			$21,145
Net interest spread (1)			3.89%			3.96%
Net interest margin (1)			4.07%			4.08%
__________________

(1)	Average yields reported on a tax equivalent basis using a marginal federal corporate income tax rate of 21%.

(2)	Average balances of investment securities are calculated on the amortized cost basis and include nonaccrual securities, if applicable.

(3)	Includes loans held for sale as well as nonaccrual loans, unamortized costs and unamortized premiums and is net of the allowance for loan losses.

Tax exempt interest income amounted to $606 thousand and $332 thousand for the three months ended September 30, 2019 and 2018, respectively and $1.8 million and $1.3 million for the 2019 and 2018 nine month comparison periods, respectively. The following table presents the effect of tax exempt income on the calculation of net interest income, using a marginal federal corporate income tax rate of 21% for the 2019 and 2018 three and nine month comparison periods:

	For the Three Months Ended September 30,		For The Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Net interest income, as presented	$7,634	$7,009	$22,580	$21,145
Effect of tax-exempt interest
Investment securities	28	35	79	103
Loans	100	44	301	214
Net interest income, tax equivalent	$7,762	$7,088	$22,960	$21,462

Union Bankshares, Inc. Page 31

Rate/Volume Analysis. The following table describes the extent to which changes in average interest rates (on a fully tax-equivalent basis) and changes in volume of average interest earning assets and interest bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to:

•	changes in volume (change in volume multiplied by prior rate);

•	changes in rate (change in rate multiplied by prior volume); and

•	total change in rate and volume.
Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018 Increase/(Decrease) Due to Change In			Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018 Increase/(Decrease) Due to Change In
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and overnight deposits	$(7)	$—	$(7)	$—	$42	$42
Interest bearing deposits in banks	(16)	6	(10)	(29)	30	1
Investment securities	81	(40)	41	223	80	303
Loans, net	350	670	1,020	1,620	1,129	2,749
Nonmarketable equity securities	(8)	—	(8)	(19)	23	4
Total interest earning assets	$400	$636	$1,036	$1,795	$1,304	$3,099
Interest bearing liabilities:
Interest bearing checking accounts	$9	$71	$80	$15	$133	$148
Savings/money market accounts	(33)	5	(28)	25	444	469
Time deposits	106	198	304	263	610	873
Borrowed funds	(17)	72	55	(46)	220	174
Total interest bearing liabilities	$65	$346	$411	$257	$1,407	$1,664
Net change in net interest income	$335	$290	$625	$1,538	$(103)	$1,435

Provision for Loan Losses. A provision for loan losses of $150 thousand and $350 thousand was recorded for the three and nine months ended September 30, 2019, respectively, compared to $150 thousand and $300 thousand for the three and nine months ended September 30, 2018, respectively. The provision for loan losses for the first nine months of 2019 was deemed appropriate by management based on the size and mix of the loan portfolio, the level of nonperforming loans, the results of the qualitative factor review and prevailing economic conditions. For further details, see FINANCIAL CONDITION- Allowance for Loan Losses and Asset Quality below.

Union Bankshares, Inc. Page 32

Noninterest Income. The following table sets forth the components of noninterest income and changes between the three and nine month comparison periods of 2019 and 2018:

	For The Three Months Ended September 30,				For The Nine Months Ended September 30,
	2019	2018	$ Variance	% Variance	2019	2018	$ Variance	% Variance
	(Dollars in thousands)
Trust income	$168	$195	$(27)	(13.8)	$519	$579	$(60)	(10.4)
Service fees	1,617	1,568	49	3.1	4,547	4,538	9	0.2
Net gains on sales of loans held for sale	824	596	228	38.3	1,881	1,322	559	42.3
Income from Company-owned life insurance	89	64	25	39.1	200	432	(232)	(53.7)
Other income	34	29	5	17.2	199	204	(5)	(2.5)
Net gains on sales of investment securities AFS	—	—	—	100.0	8	—	8	100.0
Total noninterest income	$2,732	$2,452	$280	11.4	$7,354	$7,075	$279	3.9
The significant changes in noninterest income for the three and nine months ended September 30, 2019 compared to the same periods of 2018 are described below:

•
Trust income. The decrease in trust income in both comparison periods is primarily due to the absence of income from the Company's defined benefit pension plan during 2019 as a result of the termination of the plan and settlement of the plan's assets and liabilities in the fourth quarter of 2018.

•
Service fees. Service fees increased $49 thousand for the three months ended September 30, 2019, compared to the same period of 2018 due to increases of $40 thousand in ATM network income, $22 thousand in overdraft fee income, and $21 thousand in loan servicing fees. These increases were partially offset by a reduction of $23 thousand in credit card fee income as the Company sold its corporate credit card portfolio during the fourth quarter of 2018. Service fees decreased $9 thousand for the nine months ended September 30, 2019 primarily due to a reduction in service charge and overdraft fee income on customer accounts of $45 thousand, partially offset by an increase in ATM network income of $62 thousand.

•
Net gains on sales of loans held for sale. Continuing the Company's strategy to mitigate long-term interest rate risk, residential loans totaling $44.7 million and $101.3 million were sold during the three and nine months ended September 30, 2019, respectively, versus sales of $33.8 million and $83.2 million during the same periods in 2018, respectively. The increase in net gains on sales of real estate loans is reflective of increases in volumes of loans sold and a declining rate environment during the first nine months of 2019 compared to a rising rate environment during the same period of 2018.

•
Income from Company-owned life insurance. The Company purchased $3.0 million of company owned life insurance covering select officers of Union during the third quarter of 2019, resulting in increased income for the three and nine months ended September 30, 2019. Although the new policies contributed to noninterest income for the nine months ended September 30, 2019, proceeds from the death benefit on an insurance policy on the life of a former director resulted in $252 thousand of additional income during the first quarter of 2018 that did not recur in 2019.

•
Other income. Other income for the nine months ended September 30, 2019 included $131 thousand in prepayment penalties from the early payoff of commercial loans and $50 thousand related to oil and gas income. Other income for the nine months ended September 30, 2018 included a gain on the sale of a bank owned branch building of $191 thousand.

Union Bankshares, Inc. Page 33

Noninterest Expense. The following table sets forth the components of noninterest expense and changes between the three and nine month comparison periods ended September 30, 2019 and 2018:

	For The Three Months Ended September 30,				For The Nine Months Ended September 30,
	2019	2018	$ Variance	% Variance	2019	2018	$ Variance	% Variance
	(Dollars in thousands)
Salaries and wages	$3,072	$2,745	$327	11.9	$8,773	$8,008	$765	9.6
Employee benefits	1,043	1,144	(101)	(8.8)	3,097	3,299	(202)	(6.1)
Occupancy expense, net	428	338	90	26.6	1,287	1,069	218	20.4
Equipment expense	625	528	97	18.4	1,764	1,574	190	12.1
Legal and professional fees	206	234	(28)	(12.0)	652	609	43	7.1
FDIC insurance assessment	5	86	(81)	(94.2)	233	247	(14)	(5.7)
ATM network and debit card expense	214	187	27	14.4	612	503	109	21.7
Other expenses	1,408	1,263	145	11.5	3,903	3,646	257	7.0
Total noninterest expense	$7,001	$6,525	$476	7.3	$20,321	$18,955	$1,366	7.2
The significant changes in noninterest expense for the three and nine months ended September 30, 2019 compared to the same periods of 2018 are described below:

•
Salaries and wages. Salaries and wages increased $327 thousand and $765 thousand for the three and nine months ended September 30, 2019, respectively, compared to the same periods of 2018 primarily due to increases in commissions earned by mortgage loan originators, annual salary adjustments, and an increase in accrual amounts for annual incentive plan payments. Also, the number of full time equivalent employees has increased from 194 at September 30, 2018 to 205 as of September 30, 2019 due to the addition of new branch locations.

•
Employee benefits. The decreases in employee benefits for the comparison periods noted above is primarily due to amounts related to the Company's terminated defined benefit pension plan of $169 thousand and $508 thousand recorded for the three and nine months ended September 30, 2018, respectively, that did not recur in 2019. Increases in the Company's medical and dental plan costs of $69 thousand and $214 thousand for the three and nine months ended September 30, 2019, respectively, and increases of $15 thousand and $35 thousand in 401k contributions for the same time periods, respectively, partially offset the reduction in expenses from the former defined benefit pension plan.

•
Occupancy expense, net. Occupancy expenses increased for the three and nine months ended September 30, 2019 due to increases in depreciation expense, utilities, and repairs and maintenance. These increases are primarily due to our branch expansion projects with the opening of two full service branches in Vermont and a loan production office in New Hampshire since September 30, 2018.

•
Equipment expense. Equipment expenses increased during the comparison periods due to increases of $58 thousand and $94 thousand in depreciation expense and $34 thousand and $95 thousand in software license and maintenance costs for the three and nine months ended September 30, 2019.

•
Legal and professional fees. Legal and professional fees decreased $28 thousand and increased $43 thousand for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. During 2018, consultants were engaged to assist with a compensation and benefit analysis that did not recur in 2019. This reduction in expense during the third quarter was more than offset by consultants engaged to assist with internal audits, employment searches, and other advisory services throughout 2019 resulting in an increase in expenses year over year.

•
FDIC insurance assessment. The FDIC awarded assessment credits to banks having total consolidated assets of less than $10 billion, for the portion of their assessments that contributed to the growth in the Deposit Insurance Reserve Ratio. Union was awarded a credit in the amount of $179 thousand, of which $110 thousand was utilized in the third quarter of 2019. Application of this credit resulted in a reduction in expense for the three and nine months ended September 30, 2019 compared to the same periods in 2018. The benefit of the credit was partially offset by an increase in the amount of the assessments for 2019 due to an increase in the assessment factor as well as an increase in average assets to which the factor is applied.

•
ATM network and debit card expense. Debit card expenses increased $27 thousand and $109 thousand for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. Expenses related to the redemption of reward points customers earned on signature based debit card transactions increased $20 thousand and $53 thousand for

Union Bankshares, Inc. Page 34

the three and nine months ended September 30, 2019 compared to the same periods in 2018. Additionally, changes in services with ATM and debit card service providers during the first quarter of 2019 have resulted in increases in expenses of $6 thousand and $56 thousand for the three and nine months ended September 30, 2019, respectively.

•
Other expenses. Other expenses increased $145 thousand and $257 thousand for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. Union's Vermont franchise tax, which is assessed based on average customer deposit balances, increased $16 thousand and $42 thousand for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. As expected, advertising costs and printing costs increased during the comparison periods for expenses related to the new branch locations. These expenses increased $85 thousand and $99 thousand for the three and nine months ended September 30, 2019 compared to the same periods in 2018. The remaining variances between the comparison periods is comprised of smaller dollar changes in various miscellaneous expense categories.

Provision for Income Taxes. The Company has provided for current and deferred federal income taxes for the three and nine months ended September 30, 2019 and September 30, 2018. The Company's net provision for income taxes was $477 thousand and $1.4 million for the three and nine months ended September 30, 2019, respectively, compared to $475 thousand and $1.5 million for the same periods in 2018, respectively. The Company's effective federal corporate income tax rate was 15.2% and 14.7% for the three and nine months ended September 30, 2019, respectively, compared to 17.0% and 16.0% for the same periods in 2018, respectively. The decrease in the effective federal corporate income tax rate during the comparison periods is due to increases in tax exempt income and tax benefits received from limited partnership investments as discussed below.
Amortization expense related to limited partnership investments is included as a component of tax expense and amounted to $211 thousand and $534 thousand for the three and nine months ended September 30, 2019, respectively, and $159 thousand and $428 thousand for the same periods in 2018, respectively. These investments provide tax benefits, including tax credits. Low income housing tax credits with respect to limited partnership investments are also included as a component of income tax expense and amounted to $220 thousand and $554 thousand for the three and nine months ended September 30, 2019, respectively, and $178 thousand and $475 thousand for the three and nine months ended September 30, 2018, respectively.

FINANCIAL CONDITION

At September 30, 2019, the Company had total consolidated assets of $844.9 million, including gross loans and loans held for sale (total loans) of $671.5 million, deposits of $716.7 million, borrowed funds of $47.2 million and stockholders' equity of $70.6 million. The Company’s total assets at September 30, 2019 increased $39.6 million, or 4.9%, from $805.3 million at December 31, 2018, and increased $65.2 million, or 8.4%, compared to September 30, 2018.

Net loans and loans held for sale increased $26.1 million, or 4.1%, to $666.7 million, or 78.9% of total assets at September 30, 2019, compared to $640.6 million, or 79.5% of total assets at December 31, 2018. (See Loans Held for Sale and Loan Portfolio below.)

Total deposits increased $10.0 million, or 1.4%, to $716.7 million at September 30, 2019, from $706.8 million at December 31, 2018. There were increases in time deposits of $30.8 million, or 23.8%, and noninterest bearing deposits of $4.3 million, or 3.2%, which was partially offset by a decrease in interest bearing deposits of $25.1 million, or 5.6%. (See average balances and rates in the Yields Earned and Rates Paid table on pages 30 and 31.)

Total borrowed funds increased $19.3 million, or 69.5%, from $27.8 million at December 31, 2018 to $47.2 million at September 30, 2019. FHLB advances increased $19.7 million, while customer overnight collateralized repurchase sweeps decreased $370 thousand between December 31, 2018 and September 30, 2019. (See Borrowings on page 40.)

Total stockholders’ equity increased $6.1 million to $70.6 million at September 30, 2019 from $64.5 million at December 31, 2018. (See Capital Resources on page 42.)

Loans Held for Sale and Loan Portfolio. Total loans (including loans held for sale) increased $26.1 million, or 4.0%, to $671.5 million, representing 79.5% of assets at September 30, 2019, from $645.4 million, representing 80.1% of assets at December 31, 2018. The total loan portfolio at September 30, 2019 increased $27.8 million compared to the September 30, 2018 level of $643.7 million, representing 82.6% of assets. The Company’s loans consist primarily of adjustable-rate and fixed-rate mortgage loans secured by one-to-four family, multi-family residential or commercial real estate. Real estate secured loans represented $553.7 million, or 82.5% of total loans at September 30, 2019 and $522.0 million, or 80.9% of total loans at December 31, 2018. Although competition for good loans is strong, especially in the commercial sector, the Company has been able to originate loans to both current and new customers while maintaining credit quality. The composition of the Company’s loan portfolio remained relatively

Union Bankshares, Inc. Page 35

unchanged from December 31, 2018. There was no material change in the Company’s lending programs or terms during the nine months ended September 30, 2019.

The composition of the Company's loan portfolio as of September 30, 2019 and December 31, 2018 was as follows:

	September 30, 2019		December 31, 2018
Loan Class	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$192,617	28.7	$187,320	29.0
Construction real estate	63,245	9.4	55,322	8.6
Commercial real estate	284,271	42.4	276,500	42.8
Commercial	44,536	6.6	47,228	7.3
Consumer	3,566	0.5	3,241	0.5
Municipal	69,681	10.4	72,850	11.3
Loans held for sale	13,561	2.0	2,899	0.5
Total loans	671,477	100.0	645,360	100.0
Allowance for loan losses	(5,808)		(5,739)
Unamortized net loan costs	988		938
Net loans and loans held for sale	$666,657		$640,559
The Company originates and sells qualified residential mortgage loans in various secondary market avenues, with a majority of sales made to the FHLMC/Freddie Mac, generally with servicing rights retained. At September 30, 2019, the Company serviced a $745.9 million residential real estate mortgage portfolio, of which $13.6 million was held for sale and approximately $539.7 million was serviced for unaffiliated third parties.

During the first nine months of 2019, the Company sold $101.3 million of qualified residential real estate loans to the secondary market to mitigate long-term interest rate risk and to generate fee income, compared to sales of $83.2 million during the first nine months of 2018. The Company originates and sells FHA, VA, and RD residential mortgage loans, and also has an Unconditional Direct Endorsement Approval from HUD which allows the Company to approve FHA loans originated in any of its Vermont or New Hampshire locations without needing prior HUD underwriting approval. The Company sells FHA, VA and RD loans as originated with servicing released. Some of the government backed loans qualify for zero down payments without geographic or income restrictions. These loan products increase the Company's ability to serve the borrowing needs of residents in the communities served, including low and moderate income borrowers, while the government guaranty mitigates the Company's exposure to credit risk.

The Company also originates commercial real estate and commercial loans under various SBA, USDA and State sponsored programs that provide a government agency guaranty for a portion of the loan amount. There was $4.6 million guaranteed under these various programs at September 30, 2019 on an aggregate balance of $5.9 million in subject loans. The Company occasionally sells the guaranteed portion of the loan to other financial partners and retains servicing rights, which generates fee income. There were no commercial loans sold in the first nine months of 2019 or 2018. The Company recognizes gains and losses on the sale of the principal portion of these loans as they occur.

The Company serviced $22.8 million of commercial and commercial real estate loans for unaffiliated third parties as of September 30, 2019. This includes $21.1 million of commercial or commercial real estate loans the Company has participated out to other financial institutions, in the ordinary course of business on a nonrecourse basis, for liquidity or credit concentration management purposes.

The Company capitalizes MSRs for all loans sold with servicing retained and recognizes gains and losses on the sale of the principal portion of these loans as they occur. The unamortized balance of MSRs on loans sold with servicing retained was $1.6 million at September 30, 2019, with an estimated market value in excess of the carrying value as of such date. Management periodically evaluates and measures the servicing assets for impairment.

Qualifying residential first mortgage loans and certain commercial real estate loans with a carrying value of $207.8 million were pledged as collateral for borrowings from the FHLB under a blanket lien at September 30, 2019.

Union Bankshares, Inc. Page 36

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
Repossessed assets and loans or investments that are 90 days or more past due are considered to be nonperforming assets. The following table shows the composition of nonperforming assets at the dates indicated and trends in certain ratios monitored by the Company's management in reviewing asset quality:

	September 30, 2019	December 31, 2018	September 30, 2018
	(Dollars in thousands)
Nonaccrual loans	$723	$816	$1,069
Accruing loans 90+ days delinquent	1,232	1,140	352
Total nonperforming assets (1)	$1,955	$1,956	$1,421
ALL to loans not held for sale	0.88%	0.89%	0.88%
ALL to nonperforming loans	297.08%	293.40%	394.79%
Nonperforming loans to total loans	0.29%	0.30%	0.22%
Nonperforming assets to total assets	0.23%	0.24%	0.18%
Delinquent loans (30 days to nonaccruing) to total loans	0.77%	1.41%	0.59%
Net charge-offs (annualized) to average loans not held for sale	0.06%	0.02%	0.02%
____________________

(1)
The Company had guarantees of U.S. or state government agencies on certain of the above nonperforming loans totaling $286 thousand at September 30, 2019, $114 thousand at December 31, 2018, and $121 thousand at September 30, 2018.

The level of nonaccrual loans decreased $93 thousand, or 11.4%, since December 31, 2018, and accruing loans delinquent 90 days or more increased $92 thousand, or 8.1%, during the same time period. There were three residential real estate loans totaling $207 thousand and three commercial real estate loans totaling $137 thousand in process of foreclosure at September 30, 2019. The aggregate interest income not recognized on nonaccrual loans approximated $1.2 million as of September 30, 2019 and $1.3 million as of December 31, 2018 and September 30, 2018.
At September 30, 2019, the Company had loans rated substandard that were on performing status totaling $1.8 million, compared to $2.0 million at December 31, 2018. In management's view, substandard loans represent a higher degree of risk of becoming nonperforming loans in the future. The Company’s management is focused on the impact that the economy may have on its borrowers and closely monitors industry and geographic concentrations for evidence of financial problems. The region's tourist industry has seen successful results for all tourist seasons throughout the year for over two years. Improvement in local economic indicators have also been identified during this time period. The unemployment rate has stabilized in Vermont and was 2.2% for September 2019 compared to 2.9% for September 2018. The New Hampshire unemployment rate was 2.5% for September 2019 compared to 2.7% for September 2018. These rates compare favorably with the nationwide unemployment rate of 3.5% and 3.7%, respectively, for the comparable periods. Management will continue to monitor the national, regional and local economic environment and its impact on unemployment, business outlook and real estate values in the Company’s market area.
On occasion, the Company acquires residential or commercial real estate properties through or in lieu of loan foreclosure. These properties are held for sale and are initially recorded as OREO at fair value less estimated selling costs at the date of the Company’s acquisition of the property, with fair value based on an appraisal for more significant properties and on a broker’s price opinion for less significant properties. Holding costs and declines in the fair value of properties acquired are expensed as incurred. Declines in the fair value after acquisition of the property result in charges against income before tax. The Company evaluates each OREO property at least quarterly for changes in the fair value. The Company had no properties classified as OREO at September 30, 2019, September 30, 2018 or December 31, 2018.
Allowance for Loan Losses. Some of the Company’s loan customers ultimately do not make all of their contractually scheduled payments, requiring the Company to charge off a portion or all of the remaining principal balance due. The Company maintains an ALL to absorb such losses. The ALL is maintained at a level believed by management to be appropriate to absorb probable

Union Bankshares, Inc. Page 37

credit losses inherent in the loan portfolio as of the evaluation date; however, actual loan losses may vary from current estimates. The Company's policy and methodologies for establishing the ALL, described in the Company's 2018 Annual Report did not change during the first nine months of 2019.
Impaired loans, including $3.0 million of TDR loans, were $5.4 million at September 30, 2019, with government guaranties of $592 thousand and a specific reserve amount allocated of $225 thousand. Impaired loans, including $3.3 million of TDR loans, were $4.4 million at December 31, 2018, with government guaranties of $641 thousand and a specific reserve amount allocated of $66 thousand. Based on management's evaluation of the Company's historical loss experience on substandard commercial loans, commercial loan relationships with aggregate balances greater than $500 thousand are evaluated individually for impairment, with a specific reserve allocated when warranted. Commercial loans with balances under this threshold are collectively evaluated for impairment as a homogeneous pool of loans, unless such loans are subject to a restructuring agreement or have been identified as impaired as part of a larger customer relationship. The specific reserve amount allocated to individually identified impaired loans increased $159 thousand as a result of the September 30, 2019 impairment evaluation primarily due to the addition of a commercial loan relationship during the third quarter.
The following table reflects activity in the ALL for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For The Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Balance at beginning of period	$5,676	$5,553	$5,739	$5,408
Charge-offs	(18)	(106)	(291)	(115)
Recoveries	—	13	10	17
Net charge-offs	(18)	(93)	(281)	(98)
Provision for loan losses	150	150	350	300
Balance at end of period	$5,808	$5,610	$5,808	$5,610
The following table (net of loans held for sale) shows the internal breakdown by risk component of the Company's ALL and the percentage of loans in each category to total loans in the respective portfolios at the dates indicated:

	September 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential real estate	$1,409	29.3	$1,368	29.2
Construction real estate	689	9.6	617	8.6
Commercial real estate	3,167	43.2	2,933	43.0
Commercial	326	6.8	354	7.4
Consumer	25	0.5	23	0.5
Municipal	78	10.6	82	11.3
Unallocated	114	—	362	—
Total	$5,808	100.0	$5,739	100.0

Notwithstanding the categories shown in the table above or any specific allocation under the Company's ALL methodology, all funds in the ALL are available to absorb loan losses in the portfolio, regardless of loan category or specific allocation.
There were no changes to the reserve factors assigned to any of the loan portfolios based on the qualitative factor reviews performed during the first nine months of 2019. Management believes, in its best estimate, that the ALL at September 30, 2019 is appropriate to cover probable credit losses inherent in the Company’s loan portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods which could be greater than the size of the ALL at September 30, 2019. In addition, our banking regulators, as an integral part of their examination process, periodically review our ALL. Such agencies may require us to recognize adjustments to the ALL based on their judgments about information available to them at the time of their examination. A large adjustment to the ALL for losses in future periods could require increased provisions to replenish the ALL, which could negatively affect earnings. Management continues to be cautiously optimistic about the collectability of the Company's loan portfolio.

Union Bankshares, Inc. Page 38

Investment Activities. During the first nine months of 2019, investment securities classified as AFS increased $11.9 million to $85.3 million, comprising 10.1% of total assets, compared to $73.4 million, or 9.1% of total assets at December 31, 2018. Net unrealized gains for the Company’s AFS investment securities portfolio were $1.5 million as of September 30, 2019, compared to net unrealized losses of $1.3 million as of December 31, 2018. The Company’s accumulated OCI component of stockholders’ equity at September 30, 2019 reflected cumulative net unrealized gains on investment securities of $1.2 million. There were no securities classified as HTM at September 30, 2019 or December 31, 2018. No declines in value were deemed by management to be OTT at September 30, 2019. Deterioration in credit quality and/or imbalances in liquidity that may exist in the financial marketplace might adversely affect the fair values of the Company’s investment portfolio and the amount of gains or losses ultimately realized on the sale of such securities, and may also increase the potential that certain resulting unrealized losses will be designated as OTT in future periods, resulting in write-downs and charges to earnings. There were no investment securities pledged as of September 30, 2019, compared to $2.5 million pledged at December 31, 2018. In prior periods, the Company secured various public deposits or customer repurchase agreements by pledging portions of the Company's investment portfolio. Union's management has implemented other acceptable methods of collateralization of the uninsured balances such as reciprocal deposits through the Promonotory network and municipal letters of credit offered by the FHLBB.
Deposits. The following table shows information concerning the Company's average deposits by account type and weighted average nominal rates at which interest was paid on such deposits for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Average Amount	Percent of Total Deposits	Average Rate	Average Amount	Percent of Total Deposits	Average Rate
	(Dollars in thousands)
Nontime deposits:
Noninterest bearing deposits	$127,077	18.4	—	$119,890	18.9	—
Interest bearing checking accounts	157,102	22.7	0.25%	143,280	22.6	0.14%
Money market accounts	159,386	23.0	1.14%	153,921	24.3	0.77%
Savings accounts	105,086	15.2	0.15%	104,283	16.5	0.15%
Total nontime deposits	548,651	79.3	0.43%	521,374	82.3	0.30%
Time deposits:
Less than $100,000	74,726	10.8	1.32%	63,249	10.0	0.82%
$100,000 and over	68,713	9.9	1.81%	49,019	7.7	1.10%
Total time deposits	143,439	20.7	1.55%	112,268	17.7	0.94%
Total deposits	$692,090	100.0	0.66%	$633,642	100.0	0.41%
During the first nine months of 2019, average total deposits grew $58.4 million, or 9.2%, compared to the nine months ended September 30, 2018, with growth in all categories.
The Company participates in CDARS, which permits the Company to offer full deposit insurance coverage to its customers by exchanging deposit balances with other CDARS participants. CDARS also provides the Company with an additional source of funding and liquidity through the purchase of deposits. At September 30, 2019, $13.6 million of the Company's CDARS deposits represented purchased deposits which are considered "brokered" deposits. At December 31, 2018, $15.0 million of the Company's CDARS deposits represented purchased deposits. These deposits are included in time deposits on the consolidated balance sheets. There were $11.9 million of time deposits of $250,000 or less on the balance sheet at September 30, 2019 and $11.3 million at December 31, 2018, which were exchanged with other CDARS participants.
The Company also participates in the ICS program, a service through which it can offer its customers demand or savings products with access to unlimited FDIC insurance, while receiving reciprocal deposits from other FDIC-insured banks. Like the exchange of certificate of deposit accounts through CDARS, exchange of demand or savings deposits through ICS provides a depositor with full deposit insurance coverage of excess balances, thereby helping the Company retain the full amount of the deposit on its balance sheet. As with the CDARS program, in addition to reciprocal deposits, participating banks may also purchase one-way ICS deposits. There were $70.5 million and $102.9 million in exchanged ICS demand and money market deposits on the balance sheet at September 30, 2019 and December 31, 2018, respectively. There were no purchased ICS deposits at September 30, 2019 or December 31, 2018.
The Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 allows the Company to hold reciprocal deposits up to 20 percent of total liabilities without those deposits being treated as brokered for regulatory purposes.

Union Bankshares, Inc. Page 39

At September 30, 2019, there were $12.0 million in retail brokered deposits issued under a master certificate of deposit program with a deposit broker for the purpose of providing a supplemental source of funding and liquidity. These deposits will mature in February 2020. There were $1.0 million of retail brokered deposits at December 31, 2018.
The following table provides a maturity distribution of the Company’s time deposits in amounts of $100,000 and over at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Within 3 months	$22,208	$24,518
3 to 6 months	27,292	9,125
6 to 12 months	17,220	12,820
Over 12 months	16,735	18,011
	$83,455	$64,474
The Company's time deposits in amounts of $100 thousand and over increased $19.0 million, or 29.4%, between December 31, 2018 and September 30, 2019, resulting primarily from customers taking advantage of time deposit promotions that were offered during the first nine months of 2019, including special promotions in connection with the opening of branch locations in new market areas. In addition, there was a decrease of $1.4 million in purchased CDARS deposits outstanding at September 30, 2019 compared to December 31, 2018 which will mature within three months.
A provision of the Dodd-Frank Act permanently raised FDIC deposit insurance coverage to $250 thousand per depositor per insured depository institution for each account ownership category. At September 30, 2019, the Company had deposit accounts with less than the maximum FDIC insured deposit amount of $250 thousand totaling $558.7 million, or 78.0% of its deposits. An additional $20.8 million of municipal deposits were over the FDIC insurance coverage limit at September 30, 2019 and were collateralized under applicable state regulations by letters of credit issued by the FHLB.
Borrowings. Total borrowed funds at September 30, 2019 were $47.2 million compared to $27.8 million at December 31, 2018, a net increase of $19.3 million, or 69.5%. The FHLB option advance borrowings were $47.2 million at September 30, 2019, at a weighted average rate of 2.46%, and $27.5 million at December 31, 2018, at a weighted average rate of 1.84%. The increase in option advance borrowings reflect new advances of $40 million at rates ranging from 2.18% to 2.37% taken during the third quarter of 2019. These advances were partially offset by the maturity of $20.0 million in bullet advances during the first nine months of 2019. The increase in borrowed funds was utilized to fund loan demand as loan growth outpaced deposit growth throughout the first nine months of 2019. In addition, there were no overnight secured customer repurchase agreement sweeps at September 30, 2019 due to the customer converting its account to another deposit product during 2019. At December 31, 2018, secured customer repurchase agreement sweeps were $370 thousand, at a weighted average rate of 0.20%.
The Company has the authority, up to its available borrowing capacity with the FHLB, to collateralize public unit deposits with letters of credit issued by the FHLB. FHLB letters of credit in the amount of $24.8 million and $17.3 million were utilized as collateral for these deposits at September 30, 2019 and December 31, 2018, respectively. Total fees paid by the Company in connection with the issuance of these letters of credit were $7 thousand and $21 thousand for the three and nine months ended September 30, 2019, respectively, and $9 thousand and $24 thousand for the three and nine months ended September 30, 2018, respectively.

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

Union Bankshares, Inc. Page 40

The following table details the contractual or notional amount of financial instruments that represented credit risk at the balance sheet dates:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Commitments to originate loans	$21,841	$22,673
Unused lines of credit	109,560	109,457
Standby and commercial letters of credit	2,308	2,308
Credit card arrangements	303	259
FHLB Mortgage Partnership Finance credit enhancement obligation, net	687	684
Total	$134,699	$135,381
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
The Company did not hold any derivative or hedging instruments at September 30, 2019 or December 31, 2018.
The Company’s subsidiary bank is required (as are all banks) to maintain vault cash or a noninterest bearing reserve balance as established by FRB regulations. The Bank’s average total required reserve for the 14 day maintenance period including September 30, 2019 was $1.2 million and for December 31, 2018 was $1.0 million, both of which were satisfied by vault cash.

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
As of September 30, 2019, Union, as a member of FHLB, had access to unused lines of credit up to $51.2 million over and above the $72.9 million in combined outstanding borrowings and other credit subject to collateralization, subject to the purchase of required FHLB Class B common stock and evaluation by the FHLB of the underlying collateral available. This line of credit can be used for either short-term or long-term liquidity or other funding needs.
Union also maintains an IDEAL Way Line of Credit with the FHLB. The total line available was $551 thousand at September 30, 2019. There were no borrowings against this line of credit as of such date. Interest on this line is chargeable at a rate determined by the FHLB and payable monthly. Should Union utilize this line of credit, qualified portions of the loan and investment portfolios would collateralize these borrowings.
In addition to its borrowing arrangements with the FHLB, Union maintains a pre-approved federal funds line of credit totaling $15.0 million with an upstream correspondent bank, a master brokered deposit agreement with a brokerage firm, one-way buy options with CDARS and ICS as well as access to the FRB discount window, which would require pledging of qualified assets. In addition to the funding sources available to Union, the Company established a $5.0 million revolving line of credit with a correspondent bank during the third quarter of 2019. Core deposits are the lowest cost of funds the Company has access to but these deposits may not be sufficient to cover the on balance sheet liquidity needs which makes using these other funding sources necessary. At September 30, 2019, there were no purchased ICS deposits, $13.6 million purchased CDARS deposits, $12.0 million in retail brokered deposits issued under a master certificate of deposit program with a deposit broker, and no outstanding advances on the federal funds line or at the discount window.
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

Union Bankshares, Inc. Page 41

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
Stockholders’ equity increased from $64.5 million at December 31, 2018 to $70.6 million at September 30, 2019, reflecting net income of $7.9 million for the first nine months of 2019, an increase of $2.2 million in accumulated other comprehensive income due to an increase in the fair market value of the Company's AFS securities, an increase of $144 thousand from stock based compensation, a $44 thousand increase due to the issuance of 2,000 shares of common stock from the exercise of incentive stock options and a $27 thousand increase due to the issuance of common stock under the DRIP. These increases were partially offset by cash dividends declared of $4.2 million and stock repurchases of $13 thousand during the nine months ended September 30, 2019. The components of the other comprehensive income are illustrated in Note 11 of the unaudited consolidated financial statements.
The Company has 7,500,000 shares of $2.00 par value common stock authorized. As of September 30, 2019, the Company had 4,945,690 shares issued, of which 4,469,043 were outstanding and 476,647 were held in treasury.
In December 2018, the Company's Board reauthorized for 2019 the limited stock repurchase plan that was initially established in May of 2010. The limited stock repurchase plan allows the repurchase of up to a fixed number of shares of the Company's common stock each calendar quarter in open market purchases or privately negotiated transactions, as management deems advisable and as market conditions may warrant. The repurchase authorization for a calendar quarter (currently 2,500 shares) expires at the end of that quarter to the extent it has not been exercised, and is not carried forward into future quarters. The quarterly repurchase authorization expires on December 31, 2019, unless reauthorized. The Company repurchased 300 shares during the first nine months of 2019 under this program at a total cost of $13 thousand.
The Company maintains a Dividend Reinvestment and Stock Purchase Plan whereby registered stockholders may elect to reinvest cash dividends and optional cash contributions to purchase additional shares of the Company's common stock. The Company has reserved 200,000 shares of its common stock for issuance and sale under the DRIP. As of September 30, 2019, 2,124 shares of stock had been issued from treasury stock under the DRIP.
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
The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 directed the federal banking regulators to adopt rules providing for a simplified regulatory capital framework for qualifying community banking organizations. In September 2019, the banking regulators finalized a rule that introduced the community bank leverage ratio (CBLR) framework as an optional simplified measure of capital adequacy for qualifying institutions. A banking organization with a Tier I leverage ratio greater than 9.0%, less than $10 billion in average consolidated assets, and limited amounts of off-balance sheet exposures and trading assets and liabilities may opt into the CBLR framework and will be deemed "well capitalized" and will not be required to report or calculate risk-based capital. The CBLR framework will be available for use on March 31, 2020. A community banking organization that does not meet the requirements for use of the simplified CBLR framework will continue to calculate its regulatory capital ratios under existing guidelines. As of September 30, 2019, the Tier I leverage ratio was 8.20% and 8.17% for the Company and Union, respectively.
As shown in the table below, as of September 30, 2019, both the Company and Union met all capital adequacy requirements to which they are currently subject and Union exceeded the requirements for a "well capitalized" bank under the FDIC's Prompt Corrective Action framework. There were no conditions or events between September 30, 2019 and the date of this report that management believes have changed either Company’s regulatory capital category.

Union Bankshares, Inc. Page 42

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
As of September 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Total capital to risk weighted assets	$72,749	12.95%	$44,941	8.00%	N/A	N/A
Tier I capital to risk weighted assets	66,941	11.92%	33,695	6.00%	N/A	N/A
Common Equity Tier 1 to risk weighted assets	66,941	11.92%	25,271	4.50%	N/A	N/A
Tier I capital to average assets	66,941	8.20%	32,654	4.00%	N/A	N/A

Union:
Total capital to risk weighted assets	$72,388	12.91%	$44,857	8.00%	$56,071	10.00%
Tier I capital to risk weighted assets	66,580	11.87%	33,655	6.00%	44,873	8.00%
Common Equity Tier 1 to risk weighted assets	66,580	11.87%	25,241	4.50%	36,459	6.50%
Tier I capital to average assets	66,580	8.17%	32,597	4.00%	40,747	5.00%
Dividends paid by Union are the primary source of funds available to the Company for payment of dividends to its stockholders. Union is subject to certain requirements imposed by federal banking laws and regulations, which among other things, establish minimum levels of capital and restrict the amount of dividends that may be distributed by Union to the Company.
Cash dividends of $0.31 per share were paid during each of the first three quarters of 2019 and have been declared for the fourth quarter, payable on November 7, 2019 to stockholders of record on October 28, 2019.

OTHER FINANCIAL CONSIDERATIONS
Market Risk and Interest Rate Risk. Market risk is the potential of loss in a financial instrument arising from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices, and equity prices. The benchmark London Interbank Offered Rate (LIBOR) rate that is utilized throughout the banking industry to set interest rates in loan documents is being phased out by the end of 2021 by the Financial Conduct Authority of the United Kingdom. In preparation for this phaseout, an initial review of instruments the Company has tied to this rate is deemed immaterial and we do not anticipate an increased risk of loss arising from this phase out. As of September 30, 2019, the Company did not have any market risk sensitive instruments acquired for trading purposes. The Company’s market risk arises primarily from interest rate risk inherent in its lending, investing, deposit taking and borrowing activities. Management of interest rate risk is an important component of the asset and liability management process, which is governed by established policies that are reviewed and approved annually. The investment policy details the types of securities that may be purchased, and establishes portfolio limits and maturity limits for the various sectors. The investment policy also establishes specific investment quality limits. The ALCO develops guidelines and strategies impacting our asset and liability management-related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. Members of the ALCO also manage the investment portfolio to maximize net interest income while mitigating market and interest rate risk.
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
An outside consultant is utilized to perform rate shocks to our balance sheet to assess our risk to earnings in different interest rate environments, and to perform a variety of other analyses. The consultant’s most recent completed analysis was as of September 30, 2019. The base simulation assumed no changes in rates, as well as a 100 basis point falling interest rate scenario and 200 and 300 basis point rising interest rate scenarios which all assume a parallel shift of the yield curve over a 24 month period, with no growth assumptions. Management is not aware of any significant changes in the Company's risk profile since the analysis was performed as of September 30, 2019. A summary of the results is as follows:

•
Current/Flat Rates: If rates remain at current levels net interest income is projected to trend gradually upwards as asset yields are expected to remain fairly stable while funding costs are assumed to replace slightly lower.

Union Bankshares, Inc. Page 43

•
Rising Rates: Net interest income is anticipated to trend in line with the Current Rates scenario over the next 24 months as retail and wholesale term funding replacing into the elevated rate environment temporarily match improvements to asset yields. The degree of benefit of rising rates will depend on the pace and extent of market rate increases as well as the terminal slope of the yield curve as rates rise along with deposit pricing strategies..

•
Falling Rates: Net interest income is projected to trend downward in a falling rate scenario. If rates fall, asset yield compression outpaces funding cost relief as deposit costs reach their floor levels. Additionally, accelerated asset cash flow, driven by faster assumed mortgage related prepayment speeds, continues to adjust into lower rates. Continued utilization of floors on new loan volume will help to mitigate additional downward pressure on yields.

The net interest income simulation as of September 30, 2019 showed that the change in net interest income for the next 24 months from our expected or “most likely” forecast was as follows:

Rate Change	Percent Change in Net Interest Income Limit	Percent Change in Net Interest Income
Up 300 basis points	(15.00)%	6.8%
Up 200 basis points	(15.00)%	5.0%
Down 100 basis points	(15.00)%	(4.6)%
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Information called for by this item is incorporated to Part I, Item 2, reference in Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption OTHER FINANCIAL CONSIDERATIONS on page 43 of this report.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of the Disclosure Control Committee, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2019. Based on this evaluation they concluded that those disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files with the Commission is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required information.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the quarter ended September 30, 2019, the only unregistered issuance of the Company's equity securities was pursuant to the exercise of incentive stock options issued under the 2008 ISO Plan, resulting in the issuance of 1,000 shares of the Company's common stock. The shares were issued in reliance upon an exemption in section 4(a)(2) of the Securities Act of 1933 for distributions not involving a public offering.
There was no repurchase of the Company's equity securities during the quarter ended September 30, 2019.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three and nine months ended September 30, 2019 and 2018, (iii) the unaudited consolidated statements of comprehensive income for the three and nine months ended September 30, 2019 and 2018, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

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

Union Bankshares, Inc.

November 8, 2019	/s/ David S. Silverman
David S. Silverman
Director, President and Chief Executive Officer

November 8, 2019	/s/ Karyn J. Hale
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

101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited consolidated balance sheets, (ii) the unaudited consolidated statements of income for the three and nine months ended September 30, 2019 and 2018, (iii) the unaudited consolidated statements of comprehensive income for the three and nine months ended September 30, 2019 and 2018, (iv) the unaudited consolidated statements of changes in stockholders' equity, (iv) the unaudited consolidated statements of cash flows and (v) related notes.

____________________

*
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Union Bankshares, Inc. Page 46